Form 10-Q
period 1996-03-31
ADTRAN INC
filed 1996-05-13
CIK 926282

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                      OR

            [  ] Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                For the Transition Period from ______ to ______

                        Commission File Number 0-24612

                                 ADTRAN, INC.
            (Exact name of Registrant as specified in its charter)

         DELAWARE                                            63-0918200
 (State of Incorporation)                                 (I.R.S. Employer
                                                         Identification No.)


            901 EXPLORER BOULEVARD, HUNTSVILLE, ALABAMA 35806-2807 (Address of principal executive offices, including zip code)

                                (205) 971-8000
             (Registrant's telephone number, including area code)

                                _______________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    x     No
                                        -------     -----

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date:

           Class                             Outstanding at May 7, 1996
- - ----------------------------                 --------------------------
Common Stock, $.01 Par Value                       38,640,965 shares

                                 ADTRAN, INC.

                         QUARTERLY REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED MARCH 31, 1996

                                   TABLE OF CONTENTS
                                   -----------------

ITEM                                                                        PAGE
NUMBER               PART I.  FINANCIAL INFORMATION                        NUMBER
- - ------                                                                     ------

 1            Financial Statements:

              Condensed Balance Sheets as of December 31, 1995
              and March 31, 1996                                                3

              Interim Condensed Statements of Income for the three
              months ended March 31, 1995 and 1996                              4

              Interim Condensed Statements of Cash Flows for the three
              months ended March 31, 1995 and 1996                              5

              Notes to  Interim Condensed Financial Statements                  6

 2            Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                         8

                     PART II.  OTHER INFORMATION

 6            Exhibits and Reports on Form 8-K                                 12

                             SIGNATURE                                         13

                         INDEX OF EXHIBITS                                     14

                            PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                 ADTRAN, INC.
                           CONDENSED BALANCE SHEETS

                                   ASSETS

                                                    December 31,   March 31,
                                                        1995         1996
                                                    ------------  ------------
                                                                  (Unaudited)
Current assets:
 Cash and cash equivalents........................  $ 35,027,609  $ 33,302,382
 Short-term investments...........................    24,652,689    26,849,624
 Accounts receivable, less allowance for
   doubtful accounts of $544,526 and $544,526
   in 1995 and 1996, respectively.................    29,234,803    29,117,479
 Other receivables................................       857,303       192,532
 Inventory........................................    44,997,195    51,280,181
 Prepaid expenses.................................       683,594     1,193,826
 Deferred tax assets..............................     1,068,861     1,068,861
                                                    ------------  ------------
   Total current assets                              136,522,054   143,004,885

Property, plant, and equipment, less accumulated
   depreciation of $8,877,504 and $9,850,147
   in 1995 and 1996, respectively.................    29,245,252    34,232,635
                                                    ------------  ------------
                                                    $165,767,306  $177,237,520
                                                    ============  ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable................................   $  9,740,587  $  8,464,310
 Accrued salaries................................      1,332,141       849,636
 Accrued income taxes............................      1,310,841     5,350,601
 Accrued  taxes other than income taxes..........        586,150       588,347
 Accrued interest payable........................         74,305       300,938
 Warranty liability..............................        523,027       523,027
 Compensated absences............................        489,278       638,980
                                                    ------------  ------------
   Total current liabilities                          14,056,329    16,715,839
 Long term liabilities:
 Long term debt..................................     20,000,000    20,000,000
 Deferred income taxes...........................        967,666       967,666
                                                    ------------  ------------
   Total liabilities                                  35,023,995    37,683,505
                                                    ------------  ------------
Stockholders' equity:

 Common stock, par value $.01 per share
   60,000,000 shares authorized; 37,462,275
   and 38,633,890  shares issued in 1995 and
   1996, respectively............................        374,623       386,339
 Additional paid-in capital......................     89,404,177    89,579,777
 Retained earnings...............................     40,964,511    49,587,899
                                                    ------------  ------------
 Total stockholders' equity......................    130,743,311   139,554,015
                                                    ------------  ------------

                                                    $165,767,306  $177,237,520
                                                    ============  ============



              See notes to interim condensed financial statements

                                 ADTRAN, INC.
                    INTERIM CONDENSED STATEMENTS OF INCOME

                                   UNAUDITED
                                                   THREE MONTHS ENDED
                                                         MARCH 31,
                                                   1995          1996
                                                -----------   -----------
Sales.........................................  $38,096,590   $54,544,441

Cost of sales.................................   19,422,631    28,860,274
                                                -----------   -----------

 Gross profit.................................   18,673,959    25,684,167

Selling, general and administrative expenses..    5,413,444     7,257,687
Research and development expenses.............    4,169,638     5,450,426
                                                -----------   -----------
 Operating income.............................    9,090,877    12,976,054

Interest expense..............................     (299,028)     (280,036)
Interest income...............................      611,724       594,635
Other income (expense)........................        2,748      (183,208)
                                                -----------   -----------

Income before provision for income taxes......    9,406,321    13,107,445
Provision for income taxes....................   (3,331,719)   (4,484,057)
                                                -----------    ----------

 Net income...................................  $ 6,074,602   $ 8,623,388
                                                ===========   ===========

Net income per common and common
 equivalent share.............................  $       .16   $       .22
                                                ===========   ===========


Weighted average common and common
 equivalent shares outstanding (1)............   38,995,272    39,549,106
                                                ===========   ===========




(1) Assumes exercise of dilutive stock options calculated under the treasury stock method.



              See notes to interim condensed financial statements

                                  ADTRAN, INC.
                   INTERIM CONDENSED STATEMENTS OF CASH FLOWS
                                   UNAUDITED

                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                        1995           1996
                                                                    -------------  ------------
Cash flows from operating activities:
  Net income......................................................  $  6,074,602   $ 8,623,388
  Adjustments to reconcile net income to net cash.................
    provided by operating activities:
       Depreciation...............................................       678,753       975,566
       Provision for losses on accounts receivable................         (264)       (1,191)
       Provision for losses on inventory..........................       457,609       596,741
       Gain on sale of property, plant  and equipment.............                        (329)
       Loss on short term investments.............................                     316,165

       Change in operating assets:
         Accounts receivable                                          (1,777,290)      118,515
         Inventory                                                    (6,169,695)   (6,879,727)
         Other receivables                                              (228,399)      664,771
         Prepaid expenses                                               (290,153)     (510,232)
       Change in operating liabilities:
         Accounts payable                                                453,497    (1,045,552)
         Accrued salaries                                               (304,078)     (482,505)
         Accrued income taxes                                          3,341,720     4,039,760
         Accrued taxes other than income taxes                           243,828         2,197
         Accrued interest payable                                         66,111       226,633
         Compensated absences                                            129,741       149,702
         Other payables                                                 (167,646)     (230,725)
                                                                    ------------   -----------

  Net cash provided by operating activities.......................     2,508,336     6,563,177
                                                                    ------------   -----------

Cash flows from investing activities:
  Expenditures for property, plant and equipment..................    (1,828,014)   (5,967,222)
  Proceeds from the disposition of property, plant and equipment..                       4,602
  Net purchase of short-term investments..........................    (9,294,056)   (2,513,100)
                                                                    ------------   -----------

  Net cash used in investing activities...........................   (11,122,070)   (8,475,720)
                                                                    ------------   -----------
Cash flows from financing activities:
  Proceeds from bond issuance.....................................    20,000,000
  Proceeds from issuance of common stock..........................        71,185       187,316
                                                                    ------------   -----------
  Net cash  provided by financing activities......................    20,071,185       187,316
                                                                    ------------   -----------

  Net increase (decrease) in cash and
     cash equivalents.............................................    11,457,451    (1,725,226)

Cash and cash equivalents, beginning of period....................    18,765,178    35,027,609
                                                                    ------------   -----------
Cash and cash equivalents, end of period..........................  $ 30,222,629   $33,302,382
                                                                    ============   ===========

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest, net of $0 and $58,055
    of capitalized interest in 1995 and 1996, respectively........  $    232,917   $   111,458
                                                                    ============   ===========
  Cash paid during the period for taxes...........................  $          0   $   500,000
                                                                    ============   ===========

              See notes to interim condensed financial statements

                                 ADTRAN, INC.
                NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.  BASIS OF PRESENTATION

          The accompanying unaudited financial statements of ADTRAN, Inc. (the "Company") have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K.

          Interim statements are subject to possible adjustments in connection with the annual audit of the Company's accounts for the full year 1996. In the opinion of management, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.


2.  INVENTORY

          At December 31, 1995 and March 31, 1996, inventory consisted of the following:

                                                December 31,    March 31,
                                                    1995          1996
                                                ------------   -----------
Raw materials.................................  $27,390,750    $28,538,205
Work in progress..............................    4,428,437      6,167,713
Finished goods................................   13,178,008     16,574,263
                                                -----------    -----------
                                                $44,997,195    $51,280,181
                                                ===========    ===========


3.  THE ALABAMA STATE INDUSTRIAL DEVELOPMENT AUTHORITY

          In conjunction with the expansion of its Huntsville, Alabama facility, the Company has been approved for participation in an incentive program offered by the Alabama State Industrial Development Authority (the "Authority"). Pursuant to such program, in January 1995, the Authority issued $20,000,000 of its taxable revenue bonds and loaned the proceeds from the sale of the bonds to the Company. The bonds were purchased by AmSouth Bank of Alabama, Birmingham, Alabama (the "Bank"), and the Company and the Bank have agreed to keep the proceeds from such bonds invested in short-term commercial paper until such time as the proceeds are needed by the Company to pay the costs of construction. Prior to the Company using the proceeds for construction costs, the Company, the Authority, and the Bank would be required to enter into further documentation to allow such use of proceeds. The Company has agreed to make payments to the Authority in amounts necessary to pay the principal of and interest on such bonds. The bonds bear interest, payable monthly, at the rate of 87.5 basis points over the 30 day London inter-bank interest rate and mature on January 1, 2020. Construction on the project began in March 1995 and certain phases should be completed by the end of 1996.

4.  STOCK SPLIT

          On April 20,1995, the stockholders of the Company approved the board of directors' recommendation to increase the Company's authorized Common Stock from 30,000,000 shares to 60,000,000 shares, par value $.01. Following approval by the Company's stockholders, the board of directors declared a 2-for-1 stock split, payable on May 12, 1995, to stockholders of record on April 27, 1995. Information regarding net income per common and common equivalent share and weighted average common and common equivalent shares outstanding included in the financial statements gives effect to this stock split.



5.  PUBLIC OFFERING

          On June 29, 1995, the Company and certain stockholders of the Company (the "Selling Stockholders") sold a total of 3,125,100 shares of Common Stock to the public. Of the 3,125,100 shares offered, 500,000 shares were offered by the Company and 2,625,100 shares were offered by the Selling Stockholders. The Company received net proceeds (after deduction of underwriting discounts and other offering expenses) of $15,699,812 from the sale of 500,000 shares of Common Stock at the public offering price of $33 per share. The Company did not receive any of the proceeds from the sale of shares by the Selling Stockholders. The Company has used and expects to continue to use the proceeds for working capital and other general corporate purposes, including product development activities to enhance its existing products and develop new products as well as expansion of sales and marketing activities.



6.  RECENTLY ISSUED ACCOUNTING STANDARDS

          Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation, will require the Company, for the year
- - ---------------------------------------
ended December 31, 1996, to either account for the estimated fair value of stock options granted as compensation expense or continue to account for them under present rules. If the Company chooses to continue to account for stock options granted under present rules, as management believes is likely, disclosure will be required of the pro forma impact of accounting for the estimated fair value of stock options granted as compensation expense.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
        RESULTS OF OPERATIONS
        ---------------------

OVERVIEW

  The Company designs, develops, manufactures, markets and services a broad range of high speed digital transmission products utilized by telephone companies ("Telcos") and corporate end-users to implement advanced digital data services over existing telephone networks. The Company currently sells its products to Telcos (including all of the Regional Bell Operating Companies), Original Equipment Manufacturers ("OEMs") and, since 1991, private end-users in the Customer Premises Equipment ("CPE") market.

  The Company's sales have increased each year due primarily to increases in the number of units sold to both new and existing customers. These annual sales increases reflect the Company's strategy of increasing unit volume and market share through the introduction of succeeding generations of products having lower selling prices and increased functionality as compared both to the prior generation of a product and to the products of competitors. An important part of the Company's strategy is to engineer the reduction of the product cost of each succeeding product generation and then to lower the product's price based on the cost savings achieved. As a part of this strategy, the Company seeks in most instances to be a low cost, high quality provider of products in its markets. The Company's success to date is attributable in large measure to its ability to initially design its products with a view to their subsequent re-design, allowing efficient enhancements of the product in each succeeding product generation. This strategy has enabled the Company to sell succeeding generations of products to existing customers as well as to increase its market share by selling these enhanced products to new customers.

  On June 29, 1995, the Company and certain stockholders of the Company (the "Selling Stockholders") sold a total of 3,125,100 shares of Common Stock to the public. Of the 3,125,100 shares offered, 500,000 shares were offered by the Company and 2,625,100 shares were offered by the Selling Stockholders. The Company received net proceeds (after deduction of underwriting discounts and other offering expenses) of $15,699,812 from the sale of 500,000 shares of Common Stock at the public offering price of $33 per share. The Company did not receive any of the proceeds from the sale of shares by the Selling Stockholders. The Company has used and expects to continue to use the proceeds for working capital and other general corporate purposes, including product development activities to enhance its existing products and develop new products as well as expansion of sales and marketing activities.

  The Company intends to retain all earnings for use in the development of its business and does not anticipate paying any cash dividends in the foreseeable future.

INTERIM RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1995 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996


  SALES

  The Company's sales increased 43.2% from $38,096,590 in the first three months ended March 31, 1995 to $54,544,441 in the first three months ended March 31, 1996. The increased sales resulted from increased sales volume to existing customers and from increased market penetration. Sales to Telcos increased 65.1% from $19,617,819 in the three months ended March 31, 1995 to $32,385,385 in the three months ended March 31, 1996. The increase in Telco sales in the first quarter of 1996 resulted from increased sales of Integrated Services Digital Network ("ISDN") products and increased sales of High bit-rate Digital Subscriber Line ("HDSL") products. Telco sales as a percentage of total sales increased from 51.5% in the three months ended March 31, 1995 to 59.4% in the three months ended March 31, 1996 due to increased sales volume of ISDN and HDSL products during the first quarter of 1996. Sales of CPE products increased 47.8% from $10,247,034 in the three months ended March 31, 1995 to $15,143,210 in the three months ended March 31, 1996 as a result of increased sales of ISDN products, T1 Service Unit ("TSU") products and Digital Data Service ("DDS") products. OEM sales decreased 14.8% from $8,231,738 in the three months ended
March 31, 1995 to $7,015,846 in the three months ended March 31, 1996.   This
decrease was attributable primarily to reduced demand related to mature programs combined with the low volume normally encountered on new programs. In addition, the Company converted numerous products originally developed under OEM contract status to ADTRAN standard product status. This conversion was accomplished with permission from the OEM contract holders and was done to allow ADTRAN to pursue markets directly that will no longer support a two tier distribution structure. The financial effect of the increase in overall unit volume was offset somewhat by lower unit selling prices for many of the Company's products.


  COST OF SALES

  Cost of sales increased 48.6% from $19,422,631 in the three months ended March 31, 1995 to $28,860,274 in the three months ended March 31, 1996, primarily as a result of the increase in sales. As a percentage of sales, cost of sales increased from 51.0% in the three months ended March 31, 1995 to 52.9% in the three months ended March 31, 1996. An important part of the Company's strategy is to reduce the product cost of each succeeding product generation and then to lower the product's price based on the cost savings achieved. This sometimes results in variations in the Company's gross profit margin due to timing differences between the lowering of product selling prices and the full recognition of cost reductions. In view of the rapid pace of new product introductions by the Company, this strategy may result in variations in gross profit margins that, for any particular financial period, can be difficult to predict.

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

  Selling, general and administrative expenses increased 34.1% from $5,413,444 in the three months ended March 31, 1995 to $7,257,687 in the three months ended March 31, 1996. The increase was due to additional sales and support expenditures necessary as a result of the Company's expanded sales base. However, the larger sales base caused selling, general and administrative expenses as a percentage of sales to decrease from 14.2% in the three months ended March 31, 1995 to 13.3% in the three months ended March 31, 1996.

  RESEARCH AND DEVELOPMENT EXPENSES

  Research and development expenses increased 30.7% from $4,169,638 in the three months ended March 31, 1995 to $5,450,426 in the three months ended March 31, 1996. The increase was due to increased engineering costs associated with new product introductions and product cost and feature enhancement activities. As a percentage of sales, however, research and development expenses declined from 10.9% in the three months ended March 31, 1995 to 10.0% in the three months ended March 31, 1996 due to the increased sales in the first quarter of 1996.

  INTEREST EXPENSE

  Interest expense decreased 6.4% from $299,028 in the three months ended March 31, 1995 to $280,036 in the three months ended March 31, 1996. This decrease was due to capitalization of interest cost as a part of the historical cost of acquiring certain assets, as required in Statement of Financial Accounting Standards No. 34 (SFAS 34), "Capitalization of Interest Cost." The Company currently pays interest on $20,000,000 of revenue bond proceeds loaned to the Company in January 1995, which proceeds are being used to expand the Company's facilities in Huntsville, Alabama. See "Liquidity and Capital Resources" below.

  NET INCOME

  As a result of the above factors, net income increased 42.0% from $6,074,602 in the three months ended March 31, 1995 to $8,623,388 in the three months ended March 31, 1996. As a percentage of sales, net income decreased only slightly from 15.9% in the three months ended March 31, 1995 to 15.8% in the three months ended March 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

  Prior to its initial public offering in August 1994 and a second public offering in June 1995, the Company financed its operations primarily with cash flow from operations, supplemented with borrowings under its bank line of credit as needed.

  The Company's only long-term debt outstanding as of March 31, 1996 consisted of a loan in the amount of $20,000,000 related to the expansion of the Company's facilities in Huntsville, Alabama. The Company has commenced a project to expand its facilities in Huntsville in several phases over the next five years at a cost of up to $50,000,000. This project has been approved for participation in an incentive program offered by the Alabama State Industrial Development Authority (the "Authority"). That program enables participating companies such as the Company to generate Alabama corporate income tax credits that can be used to offset up to the entire amount of the debt incurred to finance the project. In January 1995, the Authority issued $20,000,000 of its taxable revenue bonds pursuant to such program and loaned the proceeds from the sale of the bonds to the Company. The bonds were purchased by AmSouth Bank of Alabama, Birmingham, Alabama (the"Bank"), and the Company and the Bank have agreed to keep the proceeds from such bonds invested in short-term commercial paper until such time as the proceeds are needed by the Company to pay the costs of construction. Prior to the Company using the proceeds for construction costs, the Company, the Authority, and the Bank would be required to enter into further documentation to allow such use of proceeds. The Company has agreed to make payments to the Authority in amounts necessary to pay the principal of, and interest on, such bonds. The bonds bear interest, payable monthly, at the rate of 87.5 basis points over the 30 day London inter-bank interest rate and mature on January 1, 2020. Construction on the project began in March 1995 and certain phases should be completed by the end of 1996. The Company expects to use the proceeds of additional revenue bonds pursuant to such program to equip its expanded facilities over the next five years. There can be no assurance that the State of Alabama will continue to make these corporate income tax credits available in the future.

  The Company's working capital position improved from $122,465,725 as of December 31, 1995 to $126,289,046 as of March 31, 1996. This improvement in the Company's working capital position was due primarily to increased earnings. The Company has used, and expects to continue to use, the remaining proceeds of the public offerings for working capital and other general corporate purposes, including (i) product development activities to enhance its existing products and develop new products and (ii) expansion of sales and marketing activities. Increased earnings for the three months ended March 31, 1996 were reflected in an increase in inventory as compared to the twelve months ended December 31, 1995. Inventory increased 14.0% during the period as a result of the increase in sales and a desire by the Company to ship larger orders to customers from available stock.

  Capital expenditures totaling $12,790,517 in 1995 and $5,967,222 in the first three months of 1996 were used to expand the Company's headquarters and to purchase equipment.

    At March 31, 1996, the Company's cash on hand of $33,302,382, short-term investments of $26,849,624 and $5,000,000 available under a bank line of credit placed the Company's potential cash availability at $65,152,006 as of March 31, 1996, of which $20,000,000 will be used to expand the Company's facilities under the incentive program described above. The Company's $5,000,000 bank line of credit bears interest at the lender's prime rate and expires in May 1996. The Company intends to renew the $5,000,000 bank line of credit upon expiration.

  The Company intends to finance its operations in the future with cash flow from operations, the remaining net proceeds of the public offerings, amounts available under the bank line of credit, borrowed revenue bond proceeds, and possible additional public financings. These available sources of funds are expected to be adequate to meet the Company's operating and capital needs for the foreseeable future.

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) The following exhibits are being filed with this report.

              Exhibit No.  Description
              ----------   -----------

                  11       Weighted Average Common and Common Equivalent
                             Shares Outstanding

                  27       Financial Data Schedule

          (b) Reports on Form 8-K.    None

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   ADTRAN, INC.
                                   (REGISTRANT)



Date:  May 13, 1996                /s/ Irwin O. Goldstein
                                   ----------------------
                                   Irwin O. Goldstein
                                   Vice President - Finance and Administration
                                   and Chief  Financial and Accounting Officer
                                   (Duly Authorized Officer)

                            INDEX OF EXHIBITS

 EXHIBIT
   NO.            DESCRIPTION                                           PAGE NO.
 -------          -----------                                           --------


  11       Weighted Average Common and Common Equivalent Shares
              Outstanding                                                  15

  27       Financial Data Schedule                                         16