Form 10-Q
period 1996-06-30
ADTRAN INC
filed 1996-07-29
CIK 926282

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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

                               ------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X     No
                                        -------     -------

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date:

         Class                                     Outstanding at June 30, 1996
- ----------------------------                       ----------------------------

Common Stock, $.01 Par Value                              38,683,969 shares

                                 ADTRAN, INC.

                         QUARTERLY REPORT ON FORM 10-Q
                     FOR THE  QUARTER ENDED JUNE 30, 1996

                               TABLE OF CONTENTS
                               -----------------

ITEM                                                                   PAGE
NUMBER                  PART I.  FINANCIAL INFORMATION                 NUMBER
- --------                                                               ------

  1       Financial Statements:

          Condensed Balance Sheets as of December 31, 1995
          and June 30, 1996                                               3

          Condensed Statements of Income for the three and six
          months ended June 30, 1995 and 1996                             4

          Condensed Statements of Cash Flows for the six
          months ended June 30, 1995 and 1996                             5

          Notes to Condensed Financial Statements                         6

  2       Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                       8

                          PART II.  OTHER INFORMATION

  4       Submission of Matters to a Vote of Security Holders            12

  5       Other Information                                              13

  6       Exhibits and Reports on Form 8-K                               13

                                 SIGNATURE                               14

                             INDEX OF EXHIBITS                           15



                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 ADTRAN, INC.
                           CONDENSED BALANCE SHEETS

                                    ASSETS

                                                     December 31,    June 30,
                                                         1995          1996
                                                    ------------   ------------
                                                                    (Unaudited)
Current assets:
      Cash and cash equivalents.................... $ 35,027,609  $ 29,861,664
      Short-term investments.......................   24,652,689    26,775,624
      Accounts receivable, less allowance for
       doubtful accounts of $544,526 and $700,000
       in 1995 and 1996, respectively                 29,234,803    32,733,855
      Other receivables............................      857,303       224,605
      Inventory                                       44,997,195    46,089,237
      Prepaid expenses.............................      683,594     1,697,701
      Deferred tax assets..........................    1,068,861     1,068,861
                                                    ------------  ------------
           Total current assets....................  136,522,054   138,451,547

Property, plant, and equipment, less accumulated
         depreciation of $8,877,504 and $10,851,694
         in 1995 and 1996, respectively...........    29,245,252    43,714,849
                                                    ------------  ------------
                                                    $165,767,306  $182,166,396
                                                    ============  ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable............................  $  9,740,587  $  6,827,343
      Accrued salaries............................     1,332,141     1,650,506
      Accrued income taxes........................     1,310,841       713,178
      Accrued  taxes other than income taxes......       586,150       464,833
      Accrued interest payable....................        74,305        56,089
      Warranty liability..........................       523,027       623,027
      Compensated absences........................       489,278       688,143
                                                    ------------  ------------
         Total current liabilities                    14,056,329    11,023,119
Long term liabilities:
      Long term debt..............................    20,000,000    20,000,000
      Deferred income taxes.......................       967,666       967,666
                                                    ------------  ------------
         Total liabilities........................    35,023,995    31,990,785
                                                    ------------  ------------
Stockholders' equity:

      Common stock, par value $.01 per share
      60,000,000 shares authorized; 37,462,275
       and 38,683,969  shares issued in 1995 and
       1996, respectively.........................       374,623       386,840
      Additional paid-in capital..................    89,404,177    89,860,651
      Retained earnings...........................    40,964,511    59,928,120
                                                    ------------  ------------

         Total stockholders' equity...............   130,743,311   150,175,611
                                                    ------------  ------------

                                                    $165,767,306  $182,166,396
                                                    ============  ============



                  See notes to condensed financial statements

                                 ADTRAN, INC.
                        CONDENSED STATEMENTS OF INCOME

                                   UNAUDITED


                                                          THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                JUNE 30,                   JUNE 30,
                                                          1995            1996        1995          1996
                                                       -----------    ----------   -----------   ------------
Sales.........................................         $45,461,980    63,305,259   $83,558,570   $117,849,700

Cost of sales.................................          23,737,505    33,370,298    43,160,136     62,230,572
                                                       -----------   -----------   -----------   ------------

   Gross profit...............................          21,724,475    29,934,961    40,398,434     55,619,128

Selling, general and administrative expenses..           6,602,150     7,959,675    12,015,594     15,217,363
Research and development expenses.............           4,699,184     6,173,695     8,868,822     11,624,120
                                                       -----------   -----------   -----------   ------------

   Income from operations.....................          10,423,141    15,801,591    19,514,018     28,777,645

Interest expense..............................            (348,467)     (166,834)     (647,494)      (446,870)
Interest income...............................             654,905       714,904     1,266,629      1,404,044
Other income (expense)........................                (704)      (47,043)        2,044       (324,756)
                                                       -----------   -----------   -----------   ------------

Income before income taxes....................          10,728,875    16,302,618    20,135,197     29,410,063
Provision for income taxes....................          (3,681,370)   (5,962,397)   (7,013,089)   (10,446,454)
                                                       -----------   -----------   -----------   ------------

   Net income.................................         $ 7,047,505   $10,340,221   $13,122,108   $ 18,963,609
                                                       ===========   ===========   ===========   ============

Net income per common and common
   equivalent share...........................         $       .18   $       .26   $       .34   $        .48
                                                       ===========   ===========   ===========   ============

Weighted average common and common
   equivalent shares outstanding..............          39,033,824    39,581,732    39,020,585     39,580,123
                                                       ===========   ===========   ===========   ============

                 See notes  to condensed financial statements

                                  ADTRAN, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   UNAUDITED

                                                                                SIX MONTHS ENDED
                                                                                     JUNE 30,
                                                                                1995            1996
                                                                            ------------   ------------
Cash flows from operating activities:
   Net income                                                               $ 13,122,108   $ 18,963,609
   Adjustments to reconcile net income to net cash
   provided by operating activities:
        Depreciation..................................................         1,395,328      2,048,429
        Provision for losses on accounts receivable...................            49,736        154,598
        Provision for losses on inventory.............................           985,303      1,702,954
        Provision for losses on warranty claims.......................                          529,729
        Gain (loss) on sale of property, plant  and equipment.........              (729)        12,861
        Loss on short term investments................................            10,096        355,885
        Change in operating assets:
          Accounts receivable.........................................        (4,998,599)    (3,653,650)
          Inventory...................................................       (10,127,021)    (2,794,996)
          Other receivables...........................................          (405,556)       632,698
          Prepaid expenses............................................          (309,632)    (1,014,107)
        Change in operating liabilities:
          Accounts payable............................................           753,336     (2,913,244)
          Accrued salaries............................................           214,507        318,365
          Accrued income taxes........................................           398,601       (597,662)
          Accrued taxes other than income taxes.......................           158,077       (121,317)
          Accrued interest payable....................................            57,833        (18,217)
          Compensated absences........................................           148,748        198,865
          Warranty liabilities........................................                         (429,729)
                                                                            ------------   ------------

   Net cash provided by operating activities..........................         1,452,136     13,375,071
                                                                            ------------   ------------

Cash flows from investing activities:
   Expenditures for property, plant and equipment.....................        (4,075,412)   (16,535,490)
   Proceeds from the disposition of property, plant and equipment.....             6,000          4,602
   Net (purchase) sale of short-term investments......................         4,567,552     (2,478,820)
                                                                            ------------   ------------

   Net cash provided by (used in) investing activities................           498,140    (19,009,708)
                                                                            ------------   ------------

Cash flows from financing activities:
   Proceeds from bond issuance........................................        20,000,000
   Proceeds from issuance of common stock.............................           210,172        468,692
                                                                            ------------   ------------

   Net cash  provided by financing activities.........................        20,210,172        468,692
                                                                            ------------   ------------

   Net increase (decrease) in cash and
        cash equivalents..............................................        22,160,448     (5,165,945)

Cash and cash equivalents, beginning of period........................        18,765,178     35,027,609
                                                                            ------------   ------------
Cash and cash equivalents, end of period..............................      $ 40,925,626   $ 29,861,664
                                                                            ============   ============

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest, net of $0 and $193,566
       of capitalized interest in 1995 and 1996, respectively.........      $    705,911   $    658,653
                                                                            ============   ============
    Cash paid during the period for taxes.............................      $  6,614,489   $ 11,168,075
                                                                            ============   ============

                  See notes to condensed financial statements

                                  ADTRAN, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)



1. BASIS OF PRESENTATION

     The accompanying unaudited financial statements of ADTRAN, Inc. (the "Company") have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and notes required by generally accepted accounting principles for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K.

      Interim statements are subject to possible adjustments in connection with the annual audit of the Company's accounts for the full year 1996. In the opinion of management, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature. Operating results for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.


2.   INVENTORY

      At December 31, 1995 and June 30, 1996, inventory consisted of the following:

                    December 31,  June 30,
                        1995        1996
                    ------------  --------
Raw materials.....  $27,390,750   $25,435,387
Work in progress..    4,428,437     3,734,097
Finished goods....   13,178,008    16,919,753
                    -----------   -----------
                    $44,997,195   $46,089,237
                    ===========   ===========

3.   THE ALABAMA STATE INDUSTRIAL DEVELOPMENT AUTHORITY

   In conjunction with the expansion of its Huntsville, Alabama facility, the Company has been approved for participation in an incentive program offered by the Alabama State Industrial Development Authority (the "Authority"). Pursuant to such program, in January 1995, the Authority issued $20,000,000 of its taxable revenue bonds and loaned the proceeds from the sale of the bonds to the Company. The bonds were purchased by AmSouth Bank of Alabama, Birmingham, Alabama (the "Bank"), and the Company and the Bank have agreed to keep the proceeds from such bonds invested in short-term commercial paper until such time as the proceeds are needed by the Company to pay the costs of construction. Prior to the Company using the proceeds for construction costs, the Company, the Authority and the Bank would be required to enter into further documentation to allow such use of proceeds. The Company has agreed to make payments to the Authority in amounts necessary to pay the principal of and interest on such bonds. The bonds bear interest, payable monthly, at the rate of 87.5 basis points over the 30 day London inter-bank offered rate and mature on January 1, 2020. Construction on the project began in March 1995 and certain phases should be completed by the end of 1996.

4.    RECENTLY ISSUED ACCOUNTING STANDARDS

   Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation, will require the Company, for the year ended December 31, 1996, to either account for the estimated fair value of stock options granted as compensation expense or continue to account for them under present rules. If the Company chooses to continue to account for stock options granted under present rules, as management believes is likely, disclosure will be required of the pro forma impact of accounting for the estimated fair value of stock options granted as compensation expense.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS
        -------------

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

   The Company's sales have increased each year due primarily to increases in the number of units sold to both new and existing customers. These annual sales increases reflect the Company's strategy of increasing unit volume and market share through the introduction of succeeding generations of products having lower selling prices and increased functionality as compared to the prior generation of a product and to the products of competitors. An important part of the Company's strategy is to engineer the reduction of the product cost of each succeeding product generation and then to lower the product's price based on the cost savings achieved. As a part of this strategy, the Company seeks in most instances to be a low cost, high quality provider of products in its markets. The Company also strives to introduce forward looking designs which provide a technological and competitive advantage. In some cases this product advancement will obsolete prior products of the Company. The Company's success to date is attributable in large measure to its ability to design its products with a view to their subsequent re-design, allowing efficient enhancements of the product in each succeeding product generation. This strategy has enabled the Company to sell succeeding generations of products to existing customers as well as to increase its market share by selling these enhanced products to new customers.

   The Company intends to retain all earnings for use in the development of its business and does not anticipate paying any cash dividends in the foreseeable future.

RESULTS OF OPERATIONS - THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1995 COMPARED TO THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1996


   SALES

   The Company's sales increased 39.2% from $45,461,980 in the three months ended June 30, 1995 to $63,305,259 in the three months ended June 30, 1996. Similarly, sales increased 41.0% from $83,558,570 in the six months ended June 30, 1995 to $117,849,700 in the six months ended June 30, 1996. The increased sales resulted from increased sales volume to existing customers and from increased market penetration. Sales to Telcos increased 56.5% from $25,770,963 in the three months ended June 30, 1995 to $40,333,248 in the three months ended June 30, 1996 and increased 60.2% from $45,388,782 in the six months ended June 30, 1995 to $72,718,633 in the six months ended June 30, 1996. The increase in Telco sales in the 1996 periods resulted from increased sales of Integrated Services Digital Network ("ISDN") products and increased sales of High bit-rate Digital Subscriber Line ("HDSL") products. Telco sales as a percentage of total sales increased from 56.7% in the three months ended June 30, 1995 to 63.7% in the three months ended June 30, 1996, and increased from 54.3% in the six months ended June 30, 1995 to 61.7% in the six months ended June 30, 1996. The increase in Telco sales as a percentage of total sales was due to increased sales volume of ISDN and HDSL products during the 1996 periods. Sales of CPE products increased 27.4% from $12,227,263 in the three months ended June 30, 1995 to $15,582,164 in the three months ended June 30, 1996 and increased 36.7% from $22,474,297 in the six months ended June 30, 1995 to $30,725,374 in the six months ended June 30, 1996 as a result of increased sales of ISDN products and T1 Service Unit ("TSU") products. OEM sales decreased 1.0% from $7,463,754 in the three months ended June 30, 1995 to $7,389,848 in the three months ended June 30, 1996 and decreased 8.2% from $15,695,491 in the six months ended June 30, 1995 to $14,405,693 in the six months ended June 30, 1996. This decrease was attributable primarily to reduced demand related to mature programs combined with the low volume normally encountered on new programs. In addition, the Company converted numerous products originally developed under OEM contract status to standard product status. This conversion was accomplished with permission from the OEM contract holders and was done to allow the Company to pursue markets directly that will no longer support a two-tier distribution structure. The financial effect of the increase in overall unit volume was offset somewhat by lower unit selling prices for many of the Company's products.

   COST OF SALES

   Cost of sales increased 40.6% from $23,737,505 in the three months ended June 30, 1995 to $33,370,298 in the three months ended June 30, 1996 and increased 44.2% from $43,160,136 in the six months ended June 30, 1995 to $62,230,572 in the six months ended June 30, 1996, primarily as a result of the increase in sales. As a percentage of sales, cost of sales increased from 52.2% in the three months ended June 30, 1995 to 52.7% in the three months ended June 30, 1996 and from 51.7% in the six months ended June 30, 1995 to 52.8% in the six months ended June 30, 1996. An important part of the Company's strategy is to reduce the product cost of each succeeding product generation and then to lower the product's price based on the cost savings achieved. This sometimes results in variations in the Company's gross profit margin due to timing differences between the lowering of product selling prices and the full recognition of cost reductions. In view of the rapid pace of new product introductions by the Company, this strategy may result in variations in gross profit margins that, for any particular financial period, can be difficult to predict.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

   Selling, general and administrative expenses increased 20.6% from $6,602,150 in the three months ended June 30, 1995 to $7,959,675 in the three months ended June 30, 1996 and increased 26.6% from $12,015,594 in the six months ended June 30, 1995 to $15,217,363 in the six months ended June 30, 1996. The increases were due to additional sales and support expenditures necessary as a result of the Company's expanded sales base. However, the larger sales base caused selling, general and administrative expenses as a percentage of sales to decrease from 14.5% in the three months ended June 30, 1995 to 12.6% in the three months ended June 30, 1996 and to decrease from 14.4% in the six months ended June 30, 1995 to 12.9% in the six months ended June 30, 1996.



   RESEARCH AND DEVELOPMENT EXPENSES

   Research and development expenses increased 31.4% from $4,699,184 in the three months ended June 30, 1995 to $6,173,695 in the three months ended June 30, 1996 and increased 31.1% from $8,868,822 in the six months ended June 30, 1995 to $11,624,120 in the six months ended June 30, 1996. The increase was due to increased engineering costs associated with new product introductions and product cost and feature enhancement activities. As a percentage of sales, however, research and development expenses declined from 10.3% in the three months ended June 30, 1995 to 9.8% in the three months ended June 30, 1996 and declined from 10.6% in the six months ended June 30, 1995 to 9.9% in the six months ended June 30, 1996 due to the increased sales in the first six months of 1996.

   INTEREST EXPENSE

   Interest expense decreased 52.1% from $348,467 in the three months ended June 30, 1995 to $166,834 in the three months ended June 30, 1996 and decreased 31.0% from $647,494 in the six months ended June 30, 1995 to $446,870 in the six months ended June 30, 1996. This decrease was due to capitalization of the interest cost as a part of the cost of acquiring certain assets. The Company currently pays interest on $20,000,000 of revenue bond proceeds loaned to the Company in January 1995, which proceeds are being used to expand the Company's facilities in Huntsville, Alabama. See "Liquidity and Capital Resources" below.

   NET INCOME

   As a result of the above factors, net income increased 46.7% from $7,047,505 in the three months ended June 30, 1995 to $10,340,221 in the three months ended June 30, 1996 and increased 44.5% from $13,122,108 in the six months ended June 30, 1995 to $18,963,609 in the six months ended June 30, 1996. As a percentage of sales, net income increased from 15.5% in the three months ended June 30, 1995 to 16.3% in the three months ended June 30, 1996 and increased from 15.7% in the six months ended June 30, 1995 to 16.1% in the six months ended June 30, 1996.


LIQUIDITY AND CAPITAL RESOURCES

        The Company's only long-term debt outstanding as of June 30, 1996 consisted of a loan in the amount of $20,000,000 related to the expansion of the Company's facilities in Huntsville, Alabama. The Company is continuing a project to expand its facilities in Huntsville in several phases over the next four years at an approximate cost of up to $68,200,000. Fifty million dollars of this project has been approved for participation in an incentive program offered by the Authority. That program enables participating companies such as the Company to generate Alabama corporate income tax credits that can be used to offset much of the amount of the debt and interest incurred to finance the project. In January 1995, the Authority issued $20,000,000 of its taxable revenue bonds pursuant to such program and loaned the proceeds from the sale of the bonds to the Company. The bonds were purchased by the bank, and the Company and the Bank have agreed to keep the proceeds from such bonds invested in short-term commercial paper until such time as the proceeds are needed by the Company to pay the costs of construction. Prior to the Company using the proceeds for construction costs, the Company, the Authority and the Bank would be required to enter into further documentation to allow such use of proceeds. The Company has agreed to make payments to the Authority in amounts necessary to pay the principal of, and interest on, such bonds. The bonds bear interest, payable monthly, at the rate of 87.5 basis points over the 30 day London inter-bank offered rate and mature on January 1, 2020. Construction on the project began in March 1995 and certain phases should be completed by the end of 1996. The Company expects to use the proceeds of additional revenue bonds pursuant to such program to equip its expanded facilities over the next four years. There can be no assurance that the State of Alabama will continue to make these corporate income tax credits available in the future.

   The Company's working capital position improved from $122,465,725 as of December 31, 1995 to $127,428,428 as of June 30, 1996. This improvement in the Company's working capital position was due primarily to increased earnings. The Company has used, and expects to continue to use, the remaining proceeds of the public offerings for working capital and other general corporate purposes, including (i) product development activities to enhance its existing products and develop new products and (ii) expansion of sales and marketing activities. Inventory increased 2.4% in the six months ended June, 30, 1996, while sales for the three months ended June 30, 1996 increased 26.8% over sales for the three months ended December 31, 1995. The modest increase in inventory reflects overall efficiencies in reducing inventory levels without an interruption in shipping orders to customers from available stock.

   Capital expenditures totaling $12,790,517 in 1995 and $16,535,490 in the first six months of 1996 were used to expand the Company's headquarters and to purchase equipment.

   At June 30, 1996, the Company's cash on hand of $29,861,664, short-term investments of $26,775,624 and $10,000,000 available under a $10,000,000 bank line of credit placed the Company's potential cash availability at $66,637,288, of which a portion is being used to expand the Company's facilities under the incentive program described above. The Company's $10,000,000 bank line of credit bears interest at the rate of 87.5 basis points over the 30 day London inter-bank offered rate and expires in May 1997.

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

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   The 1996 Annual Meeting of Stockholders of the Company was held on April 19, 1996. Proxies with regard to the matters to be voted upon at the Annual Meeting were solicited under Regulation 14A of the Securities Exchange Act of 1934, as amended. Set forth below is a brief description of each matter voted upon at the Annual Meeting and the results of the voting on each such matter.

(a) Election of the seven directors named below to serve until the next Annual Meeting of Stockholders. There was no solicitation in opposition to any of the nominees listed in the proxy statement, and all of the nominees were elected.

                                           Votes
                             --------------------------------
      Nominees                     For              Withheld
                             --------------------------------

      Mark C. Smith            35,627,391            47,846
      Lonnie S. McMillian      35,627,391            47,846
      Howard  A. Thrailkill    35,627,391            47,846
      O. Gene Gabbard          35,627,391            47,846
      William J. Marks         35,627,391            47,846
      Roy J. Nichols           35,627,391            47,846
      James L. North           35,627,391            47,846

(b) Resolution to adopt the ADTRAN, Inc. 1996 Employees Incentive Stock Option Plan.

                                     Votes
      --------------------------------------------------------------------
          For          Against         Abstained         Broker Non-Votes
      --------------------------------------------------------------------
      35,347,283       300,654           3,000

(c)   Resolution to adopt the ADTRAN, Inc. 1995 Directors Stock Option Plan.

                                     Votes
      --------------------------------------------------------------------
          For          Against         Abstained         Broker Non-Votes
      --------------------------------------------------------------------
      35,229,689       417,048           4,200

(d)   Ratification of the appointment of Coopers & Lybrand L.L.P.
      as independent accountants of the Company for 1996.

                                     Votes
      --------------------------------------------------------------------
          For          Against         Abstained         Broker Non-Votes
      --------------------------------------------------------------------
      35,674,591          46              600

ITEM 5.   OTHER INFORMATION

          On April 26, 1996 538,100 shares of Common Stock issuable upon exercise of stock options granted or to be granted under the 1996 Employees Incentive Stock Option Plan and 20,000 shares of Common Stock issuable upon exercise of stock options granted or to be granted under the 1995 Directors Stock Option Plan were registered on Registration Statement No. 333-4808 on Form S-8 effective with the Securities and Exchange Commission on that date.

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


                                  ADTRAN, INC.
                                  (REGISTRANT)



Date:  July 29,  1996             /s/Irwin O. Goldstein
                                  ---------------------
                                  Irwin O. Goldstein
                                  Vice President - Finance and Administration
                                  and Chief Financial and Accounting Officer

                               INDEX OF EXHIBITS


EXHIBIT NO.                      DESCRIPTION                           PAGE NO.
- ----------                       -----------                           --------


   11   Weighted Average Common and Common Equivalent Shares
        Outstanding                                                       16

   27   Financial Data Schedule                                           17