Form 10-Q
period 1996-09-30
ADTRAN INC
filed 1996-11-13
CIK 926282

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
    OF THE SECURITIES EXCHANGE ACT OF 1934
    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

                                 _______________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    x     No
                                        -------     -------

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date:

               Class                            Outstanding at October 31, 1996
--------------------------------------          -------------------------------
    Common Stock, $.01 Par Value                       38,760,494 shares

                                 ADTRAN, INC.

                         QUARTERLY REPORT ON FORM 10-Q
                   FOR THE  QUARTER ENDED SEPTEMBER 30, 1996

                               TABLE OF CONTENTS

ITEM                                                                   PAGE
NUMBER                                                                 NUMBER
------                                                                 ------
                        PART I. FINANCIAL INFORMATION

  1       Financial Statements:

          Condensed Balance Sheets as of December 31, 1995
          and September 30, 1996                                         3

          Condensed Statements of Income for the three and nine
          months ended September 30, 1995 and 1996                       4

          Condensed Statements of Cash Flows for the nine
          months ended September 30, 1995 and 1996                       5

          Notes to Condensed Financial Statements                        6

  2       Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                      8

                          PART II. OTHER INFORMATION

  6       Exhibits and Reports on Form 8-K                              12

                                   SIGNATURE                            13

                               INDEX OF EXHIBITS                        14

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                                 ADTRAN, INC.
                           CONDENSED BALANCE SHEETS

                                    ASSETS
                                                    December 31,  September 30,
                                                       1995           1996
                                                    -----------   -------------
                                                                   (Unaudited)
Current assets:
  Cash and cash equivalents.......................  $ 35,027,609   $ 33,819,943
  Short-term investments..........................    24,652,689     27,525,080
  Accounts receivable, less allowance for
   doubtful accounts of $544,526 and $673,965
   in 1995 and 1996, respectively                     29,234,803     33,903,289
  Other receivables...............................       857,303        279,565
  Inventory.......................................    44,997,195     43,046,156
  Prepaid expenses................................       683,594      3,770,457
  Deferred tax assets.............................     1,068,861      1,068,861
                                                    ------------   ------------
    Total current assets..........................   136,522,054    143,413,351

Property, plant, and equipment, less accumulated
  depreciation of $8,877,504 and $10,196,709
  in 1995 and 1996, respectively..................    29,245,252     49,933,398
                                                    ------------   ------------
                                                    $165,767,306   $193,346,749
                                                    ============   ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable................................  $  9,740,587   $  8,178,164
  Accrued salaries................................     1,332,141      1,475,731
  Accrued income taxes............................     1,310,841              0
  Accrued  taxes other than income taxes..........       586,150        426,248
  Accrued interest payable........................        74,305         56,089
  Warranty liability..............................       523,027        648,027
  Accrued vacation................................       489,278        689,352
                                                    ------------   ------------
   Total current liabilities                          14,056,329     11,473,611
                                                    ------------   ------------
Long term liabilities:
  Long term debt..................................    20,000,000     20,000,000
  Deferred income taxes...........................       967,666        967,666
                                                    ------------   ------------
   Total liabilities..............................    35,023,995     32,441,277
                                                    ------------   ------------
Stockholders' equity:

  Common stock, par value $.01 per share
  60,000,000 shares authorized; 37,462,275
   and 38,716,844  shares issued in 1995 and
   1996, respectively.............................       374,623        387,168
  Additional paid-in capital......................    89,404,177     90,086,912
  Retained earnings...............................    40,964,511     70,431,392
                                                    ------------   ------------

  Total stockholders' equity......................   130,743,311    160,905,472
                                                    ------------   ------------

                                                    $165,767,306   $193,346,749
                                                    ============   ============

                  See notes to condensed financial statements

                                 ADTRAN, INC.
                        CONDENSED STATEMENTS OF INCOME

                                   UNAUDITED

                                                   THREE MONTHS ENDED           NINE MONTHS ENDED
                                                     SEPTEMBER  30,               SEPTEMBER 30,
                                                   1995          1996          1995           1996
Sales.........................................  $48,002,263  $62,634,637   $131,560,833   $180,484,338
Cost of sales.................................   24,554,375   32,930,249     67,714,515     95,352,361
                                                -----------  -----------   ------------   ------------

   Gross profit...............................   23,447,888   29,704,388     63,846,318     85,131,977

Selling, general and administrative expenses..    7,071,049    8,472,083     19,087,212     23,494,632
Research and development expenses.............    5,127,080    6,269,711     13,995,328     17,897,106
                                                -----------  -----------   ------------   ------------

   Income from operations.....................   11,249,759   14,962,594     30,763,778     43,740,239

Interest expense..............................     (210,290)    (219,597)      (857,785)      (666,467)
Other income (expense)........................      882,696      643,159      2,151,370      1,722,446
                                                -----------  -----------   ------------   ------------

Income before income taxes....................   11,922,165   15,386,156     32,057,363     44,796,218
Provision for income taxes....................   (4,152,490)  (5,980,599)   (11,165,579)   (16,427,053)
                                                -----------  -----------   ------------   ------------

   Net income.................................  $ 7,769,675  $ 9,405,557   $ 20,891,784   $ 28,369,165
                                                ===========  ===========   ============   ============
Net income per common and common
   equivalent share                             $       .20  $       .24   $        .53   $        .72
                                                ===========  ===========   ============   ============
Weighted average common and common
   equivalent shares outstanding                 39,518,679   39,579,894     39,179,784     39,568,602
                                                ===========  ===========   ============   ============

                 See notes  to condensed financial statements

                                 ADTRAN, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                  UNAUDITED

                                                                              NINE  MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                             1995           1996
                                                                        -------------   ------------
Cash flows from operating activities:
 Net income...........................................................   $ 20,891,784   $ 28,369,165
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation.......................................................      2,185,673      3,409,150
   Provision for losses on accounts receivable........................        149,736        154,598
   Provision for losses on inventory..................................      2,141,686      2,733,676
   Provision for losses on warranty claims............................                       529,729
   (Gain) loss on sale of property, plant  and equipment..............          8,842         30,204
   (Gain) loss on short term investments..............................         54,056        405,789
   Change in operating assets:
     Accounts receivable..............................................     (8,470,202)    (4,823,084)
     Inventory........................................................    (12,751,038)      (782,637)
     Other receivables................................................       (628,345)       577,738
     Prepaid expenses.................................................       (400,871)    (3,086,863)
   Change in operating liabilities:
     Accounts payable.................................................        523,375     (1,562,423)
     Accrued salaries.................................................       (202,677)       143,590
     Accrued income taxes.............................................      1,635,755       (213,125)
     Accrued taxes other than income taxes............................         75,032       (159,902)
     Accrued interest payable.........................................         56,250        (18,216)
     Accrued vacation.................................................        174,489        200,074
     Warranty liabilities.............................................         50,000       (404,729)
                                                                         ------------   ------------
 Net cash provided by operating activities............................      5,493,545     25,502,734
                                                                         ------------   ------------

Cash flows from investing activities:
 Expenditures for property, plant and equipment.......................     (8,453,509)   (24,132,103)
 Proceeds from the disposition of property, plant and equipment.......          6,000          4,602
 Net (purchase) sale  of short-term investments.......................    (23,241,831)    (3,278,180)
                                                                         ------------   ------------

 Net cash  provided by (used in) investing activities.................    (31,689,340)   (27,405,681)
                                                                         ------------   ------------

Cash flows from financing activities:
 Proceeds from bond issuance..........................................     20,000,000
 Proceeds from public offering........................................     15,690,000
 Proceeds from issuance of common stock...............................        302,026        695,281
                                                                         ------------   ------------

 Net cash  provided by financing activities...........................     35,992,026        695,281
                                                                         ------------   ------------

 Net increase (decrease) in cash and
   cash equivalents...................................................      9,796,231     (1,207,666)

Cash and cash equivalents, beginning of period........................     18,765,178     35,027,609
                                                                         ------------   ------------
Cash and cash equivalents, end of period..............................   $ 28,561,409   $ 33,819,943
                                                                         ============   ============
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest,
      net of $136,251 and $298,775 of capitalized
      interest in 1995 and 1996, respectively..........................  $  1,054,036   $    983,458
                                                                         ============   ============
    Cash paid during the period for taxes.............................   $  9,529,825   $ 18,835,818
                                                                         ============   ============

                  See notes to condensed financial statements

                                 ADTRAN, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   BASIS OF PRESENTATION

  The accompanying unaudited condensed statements of ADTRAN, Inc. (the "Company") have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and notes required by generally accepted accounting principles for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K.

   Interim statements are subject to possible adjustments in connection with the annual audit of the Company's accounts for the full year 1996. In the opinion of management, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature. Operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

2.   INVENTORY

   At December 31, 1995 and September 30, 1996, inventory consisted of the following:

                                         December 31,   September 30,
                                             1995           1996
                                         ------------   -------------
      Raw materials....................   $27,390,750     $27,276,202
      Work in progress.................     4,428,437       2,715,783
      Finished goods...................    13,178,008      13,054,171
                                          -----------     -----------
                                          $44,997,195     $43,046,156
                                          ===========     ===========

3.   THE ALABAMA STATE INDUSTRIAL DEVELOPMENT AUTHORITY

   In conjunction with the expansion of its Huntsville, Alabama facility, the Company is participating in an incentive program offered by the Alabama State Industrial Development Authority (the "Authority"). Pursuant to such program, in January 1995, the Authority issued $20,000,000 of its taxable revenue bonds and loaned the proceeds from the sale of the bonds to the Company. The bonds were purchased by AmSouth Bank of Alabama, Birmingham, Alabama (the "Bank"), and the Company and the Bank have agreed to keep the proceeds from such bonds invested in short-term commercial paper until such time as the proceeds are needed by the Company to pay the costs of construction. Prior to the Company using the proceeds for construction costs, the Company, the Authority and the Bank would be required to enter into further documentation to allow such use of proceeds. The Company has agreed to make payments to the Authority in amounts necessary to pay the principal of and interest on such bonds. The bonds bear interest, payable monthly, at the rate of 87.5 basis points over the 30 day London inter-bank offered rate and mature on January 1, 2020. Construction on the project began in March 1995 and certain phases should be completed by the end of 1996.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

OVERVIEW

   ADTRAN, Inc., (the "Company") designs, develops, manufactures, markets and services a broad range of high speed digital transmission products utilized by telephone companies ("Telcos") and corporate end-users to implement advanced digital data services over existing telephone networks. The Company currently sells its products to Telcos (including all of the Regional Bell Operating Companies), Original Equipment Manufacturers ("OEMs") and, since 1991, private end-users in the Customer Premises Equipment ("CPE") market.

   The Company's sales have increased each year due primarily to increases in the number of units sold to both new and existing customers. These annual sales increases reflect the Company's strategy of increasing unit volume and market share through the introduction of succeeding generations of products having lower selling prices and increased functionality as compared to the prior generation of a product and to the products of competitors. An important part of the Company's strategy is to engineer the reduction of the product cost of each succeeding product generation and then to lower the product's price based on the cost savings achieved. As a part of this strategy, the Company seeks in most instances to be a low cost, high quality provider of products in its markets. The Company also strives to introduce forward looking designs which provide a technological and competitive advantage. In some cases this product advancement will make obsolete prior products of the Company. The Company's success to date is attributable in large measure to its ability to design its products with a view to their subsequent re-design, allowing efficient enhancements of the product in each succeeding product generation. This strategy has enabled the Company to sell succeeding generations of products to existing customers as well as to increase its market share by selling these enhanced products to new customers.

   The Company intends to retain all earnings for use in the development of its business and does not anticipate paying any cash dividends in the foreseeable future.

RESULTS OF OPERATIONS - THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996


    SALES

    The Company's sales increased 30.5% from $48,002,263 in the three months ended September 30, 1995 to $62,634,637 in the three months ended September 30, 1996. Similarly, sales increased 37.2% from $131,560,833 in the nine months ended September 30, 1995 to $180,484,338 in the nine months ended September 30, 1996. The increased sales resulted from increased sales volume to existing customers and from increased market penetration. Sales to Telcos increased 18.9% from $29,339,770 in the three months ended September 30, 1995 to $34,876,761 in the three months ended September 30, 1996 and increased 44.0% from $74,728,552 in the nine months ended September 30, 1995 to $107,595,394 in the nine months ended September 30, 1996. The increase in Telco sales in the 1996 periods resulted primarily from increased sales of Integrated Services Digital Network ("ISDN") products and increased sales of High bit-rate Digital Subscriber Line ("HDSL") products. Telco sales as a percentage of total sales decreased from 61.1% in the three months ended September 30, 1995 to 55.7% in the three months ended September 30, 1996 and increased from 56.8% in the nine months ended September 30, 1995 to 59.6% in the nine months ended September 30, 1996. The increase in Telco sales as a percentage of total sales was due to increased sales volume of ISDN and HDSL products during the 1996 periods to Telcos. Sales of CPE products increased 39.4% from $14,291,941 in the three months ended September 30, 1995 to $19,928,445 in the three months ended September 30, 1996 and increased CPE 37.8% from $36,766,237 in the nine months ended September 30, 1995 to $50,653,819 in the nine months ended September 30, 1996 as a result of increased CPE sales of ISDN products and T1 Service Unit ("TSU") products. OEM sales increased 79.1% from $4,370,552 in the three months ended September 30, 1995 to $7,829,431 in the three months ended September 30, 1996 and increased 10.8% from $20,066,044 in the nine months ended September 30, 1995 to $22,235,124 in the nine months ended September 30, 1996. This increase was due to new contracts for customer funded modifications of standard DDS, ISDN and HDSL designs. OEM products are generally customized versions of the Company's Telco and CPE products. The financial effect of the increase in overall unit volume was offset somewhat by lower unit selling prices for many of the Company's products.

    COST OF SALES

    Cost of sales increased 34.1% from $24,554,375 in the three months ended September 30, 1995 to $32,930,249 in the three months ended September 30, 1996 and increased 40.8% from $67,714,515 in the nine months ended September 30, 1995 to $95,352,361 in the nine months ended September 30, 1996, primarily as a result of the increase in sales. As a percentage of sales, cost of sales increased from 51.2% in the three months ended September 30, 1995 to 52.6% in the three months ended September 30, 1996 and increased from 51.5% in the nine months ended September 30, 1995 to 52.8% in the nine months ended September 30, 1996. An important part of the Company's strategy is to reduce the product cost of each succeeding product generation and then to lower the product's price based on the cost savings achieved. This sometimes results in variations in the Company's gross profit margin due to timing differences between the lowering of product selling prices and the full recognition of cost reductions. In view of the rapid pace of new product introductions by the Company, this strategy may result in variations in gross profit margins that, for any particular financial period, can be difficult to predict.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses increased 19.8% from $7,071,049 in the three months ended September 30, 1995 to $8,472,083 in the three months ended September 30, 1996 and increased 23.1% from $19,087,212 in the nine months ended September 30, 1995 to $23,494,632 in the nine months ended September 30, 1996. The increases were due to additional sales and support expenditures necessary as a result of the Company's expanded sales base. However, the larger sales base caused selling, general and administrative expenses as a percentage of sales to decrease from 14.7% in the three months ended September 30, 1995 to 13.5% in the three months ended September 30, 1996 and to decrease from 14.5% in the nine months ended September 30, 1995 to 13.0% in the nine months ended September 30, 1996.


    RESEARCH AND DEVELOPMENT EXPENSES

    Research and development expenses increased 22.3% from $5,127,080 in the three months ended September 30, 1995 to $6,269,711 in the three months ended September 30, 1996 and increased 27.9% from $13,995,328 in the nine months ended September 30, 1995 to $17,897,106 in the nine months ended September 30, 1996. The increase was due to increased engineering costs associated with new product introductions and product cost and feature enhancement activities. As a percentage of sales, however, research and development expenses declined from 10.7% in the three months ended September 30, 1995 to 10.0% in the three months ended September 30, 1996 and declined from 10.6% in the nine months ended September 30, 1995 to 9.9% in the nine months ended September 30, 1996 due to the increased sales in the 1996 periods.

    INTEREST EXPENSE

    Interest expense increased 4.4% from $210,290 in the three months ended September 30, 1995 to $219,597 in the three months ended September 30, 1996 and decreased 22.3% from $857,785 in the nine months ended September 30, 1995 to $666,467 in the nine months ended September 30, 1996. This decrease was due to capitalization of the interest cost as a part of the cost of acquiring certain assets. The Company currently pays interest on $20,000,000 of revenue bond proceeds loaned to the Company in January 1995, which proceeds are being used to expand the Company's facilities in Huntsville, Alabama. See "Liquidity and Capital Resources" below.

    NET INCOME

    As a result of the above factors, net income increased 21.1% from $7,769,675 in the three months ended September 30, 1995 to $9,405,557 in the three months ended September 30, 1996 and increased 35.8% from $20,891,784 in the nine months ended September 30, 1995 to $28,369,165 in the nine months ended September 30, 1996. As a percentage of sales, net income decreased from 16.2% in the three months ended September 30, 1995 to 15.0% in the three months ended September 30, 1996 and decreased from 15.9% in the nine months ended September 30, 1995 to 15.7% in the nine months ended September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's only long-term debt outstanding as of September 30, 1996 consisted of a loan in the amount of $20,000,000 related to the expansion of the Company's facilities in Huntsville, Alabama. The Company is continuing a project to expand its facilities in Huntsville in several phases over the next four years at an approximate cost of up to $68,200,000. Fifty million dollars of this project has been approved for participation in an incentive program offered by the Alabama State Industrial Development Authority (the "Authority"). That program enables participating companies such as the Company to generate Alabama corporate income tax credits that can be used to offset much of the amount of the debt and interest incurred to finance the project. In January 1995, the Authority issued $20,000,000 of its taxable revenue bonds pursuant to such program and loaned the proceeds from the sale of the bonds to the Company. The bonds were purchased by AmSouth Bank of Alabama, Birmingham, Alabama, (the "Bank"), and the Company and the Bank have agreed to keep the proceeds from such bonds invested in short-term commercial paper until such time as the proceeds are needed by the Company to pay the costs of construction. Prior to the Company using the proceeds for construction costs, the Company, the Authority and the Bank would be required to enter into further documentation to allow such use of proceeds. The Company has agreed to make payments to the Authority in amounts necessary to pay the principal of, and interest on, such bonds. The bonds bear interest, payable monthly, at the rate of 87.5 basis points over the 30 day London inter-bank offered rate and mature on January 1, 2020. Construction on the project began in March 1995 and certain phases should be completed by the end of 1996. The Company expects to use the proceeds of additional revenue bonds pursuant to such program to equip its expanded facilities over the next four years. There can be no assurance that the State of Alabama will continue to make these corporate income tax credits available in the future.

    The Company's working capital position improved from $122,465,725 as of December 31, 1995 to $131,939,740 as of September 30, 1996. This improvement in the Company's working capital position was due primarily to increased earnings. The Company has used, and expects to continue to use, the remaining proceeds of prior public offerings for working capital and other general corporate purposes, including (i) product development activities to enhance its existing products and develop new products and (ii) expansion of sales and marketing activities. Inventory decreased 4.3% in the nine months ended September 30, 1996, while sales for the three months ended September 30, 1996 increased 25.5% over sales for the three months ended December 31, 1995. The decrease in inventory reflects overall efficiencies in reducing inventory levels.

    Capital expenditures totaling $12,790,517 in 1995 and $24,132,103 in the first nine months of 1996 were used to expand the Company's headquarters and to purchase equipment.

    At September 30, 1996, the Company's cash on hand of $33,819,943, short-term investments of $27,525,080 and $10,000,000 available under a $10,000,000 bank line of credit placed the Company's potential cash availability at $71,345,023, of which a portion is being used to expand the Company's facilities under the incentive program described above. The Company's $10,000,000 bank line of credit bears interest at the rate of 87.5 basis points over the 30 day London inter-bank offered rate and expires in May 1997.

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

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

      (a) The following exhibits are being filed with this report.

          Exhibit No.    Description
          -----------    -----------
              11         Weighted Average Common and Common Equivalent
                         Shares Outstanding

              27         Financial Data Schedule


      (b) The Company filed the following Current Report on Form 8-K during the quarter ended September 30, 1996.


                   Form 8-K                                                Financial Statements
Date of Report   Item Reported                 Description                       Included
--------------   -------------   ---------------------------------------   --------------------
   9-11-96          Item 7       Press release dated August 12, 1996               None
                                 announcing the appointment of
                                 Mr. John R. Cooper as Vice President
                                 and Chief Financial Officer of
                                 ADTRAN, Inc.

   9-11-96          Item 7       Press release dated August 29, 1996               None
                                 announcing the appointment of
                                 Dr. Melvin Bruce as Vice President
                                 of Engineering of ADTRAN, Inc.

   9-11-96          Item 7       Press release dated September 9, 1996             None
                                 announcing the appointment of
                                 Dr. Peter  O. Brackett as Vice
                                 President of Technology of
                                 ADTRAN, Inc.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       ADTRAN, INC.
                                       (REGISTRANT)



Date: November  13, 1996               /s/ John R. Cooper
                                       ----------------------
                                       John R. Cooper
                                       Vice President and CFO

                               INDEX OF EXHIBITS


EXHIBIT NO.    DESCRIPTION
----------     -----------

    11         Weighted Average Common and Common Equivalent Shares Outstanding

    27         Financial Data Schedule