Form 10-K
period 1996-12-31
ADTRAN INC
filed 1997-03-31
CIK 926282

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
                       FOR ANNUAL AND TRANSITION REPORTS
                   PURSUANT TO SECTION 13 OR 15(d)  OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended December 31, 1996

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Transition Period from ___ to ___

                        Commission file number 0-24612

                                 ADTRAN, Inc.
            (Exact name of Registrant as specified in its charter)

         Delaware                                              63-0918200
(State of incorporation)                                     (I.R.S. Employer
                                                          Identification Number)

            901 EXPLORER BOULEVARD, HUNTSVILLE, ALABAMA 35806-2807 (Address of principal executive offices, including zip code)


                                (205) 971-8000
             (Registrant's telephone number, including area code)


       Securities registered pursuant to Section 12(b) of the Act:  None

  Securities registered pursuant to Section 12(g) of the Act: Common Stock,
                                $.01 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                             ---
The aggregate market value of the Registrant's outstanding Common Stock held by non-affiliates of the Registrant on January 31, 1997 was $776,223,057. There were 38,920,914 shares of Common Stock outstanding as of January 31, 1997.


                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1996 Annual Report for the fiscal year ended December 31, 1996 are incorporated herein by reference in Part II and portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on April 23, 1997 are incorporated herein by reference in Part III.

                                 ADTRAN, Inc.
                          Annual Report on Form 10-K
                  For the Fiscal Year Ended December 31, 1996

                               Table of Contents
                               -----------------
 Item                                                                     Page
Number                                                                   Number
------                                                                   ------
                                    PART I

   1.    Business........................................................   3

   2.    Properties......................................................  18

   3.    Legal Proceedings...............................................  19

   4.    Submission of Matters to a Vote of Security Holders.............  19


                                    PART II

   5.    Market for the Registrant's Common Equity and Related
         Stockholder Matters.............................................  22

   6.    Selected Financial Data.........................................  22

   7.    Management's Discussion and Analysis of Financial Condition and
         Results of Operations...........................................  22

   8.    Financial Statements and Supplementary Data.....................  23

   9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........................................  23

                                   PART III

   10.   Directors and Executive Officers of the Registrant..............  23

   11.   Executive Compensation..........................................  24

   12.   Security Ownership of Certain Beneficial Owners and Management..  24

   13.   Certain Relationships and Related Transactions..................  24

                                    PART IV

   14.   Exhibits, Financial Statement Schedules, and
         Reports on Form 8-K.............................................  24

                                         SIGNATURES......................  27
                                     INDEX OF EXHIBITS................... E-1

                                    PART I

ITEM 1. BUSINESS
----------------

OVERVIEW

        ADTRAN, Inc. (the "Company") designs, develops, manufactures, markets and services a broad range of high speed digital transmission products utilized by telephone companies ("Telcos") and corporate end-users to implement advanced digital data services over existing telephone networks. The Company also customizes many of its products for private label distribution and for original equipment manufacturers ("OEMs") to incorporate into their own products. Most of the Company's Telco and customer premises equipment ("CPE") products are connected to the local loop ("Local Loop"). The Local Loop is the large existing infrastructure of the telephone network connecting end-users to a Telco's central office, the facility that provides the local switching and distribution functions ("Central Office"). The balance of the Company's products are used in the Telcos' Central Offices.

        The Company's product lines, which are comprised of over 400 principal products, are built around a core technology developed by the Company to address the Local Loop and Central Office digital communications marketplace. These products include a comprehensive line of transmission, repeater, extension and termination products such as dataports, channel and data service units, and digital repeaters and extenders. The Company also offers a broad line of T-1 multiplexers providing modular flexibility to the CPE marketplace. A separate T-1 product line is sold to Telcos for use within their Central Offices. The Company recently has addressed the wireless marketplace with the introduction of a wireless spread spectrum microwave transceiver.

        The Company's products address three market segments: (i) Telco products for use in the Local Loop or in Central Offices; (ii) CPE products for end-users; and (iii) OEM products. In 1996, sales of Telco, CPE and OEM products accounted for 60.1%, 27.8% and 12.1%, respectively, of the Company's sales. The Company's Telco products deliver cost-effective digital services such as 56/64 Kbit/sec Digital Data Service ("DDS"), 128 Kbit/sec Integrated Services Digital Network ("ISDN") 64 Kbit/sec or 1.544 Mbit/sec Frame Relay service ("Frame Relay") and 1.544 Mbit/sec T-1 (24 Channel) service. In addition, the Company's High bit-rate Digital Subscriber Line ("HDSL") products permit T-1 transmission on up to 12,000 feet of unconditioned copper wireline while reducing the need for costly mid-span repeaters. The Company's CPE products provide end-users access to Telco digital services and often include additional features for specific end-user applications. The Company customizes many of its Telco and CPE products and supplies them as OEM products to substantially all significant manufacturers of T-1 multiplexers used in Telcos' Central Offices. The Company has introduced and shipped a number of HDSL, ISDN and other products which comply with international standards to increase its penetration of overseas markets. See "Business -Products."

        The rapidly expanding requirements for digital transmission in the Local Loop are being driven by Internet access, small office/home office ("SOHO") users, video delivery and on-line data services, among other applications, all of which require and benefit from the speed, reliability and low cost of digital transmission. While the Telcos have, to a large extent, replaced their wireline data transmission network between Central Offices with fiber-optic and digital microwave links which allow for high speed digital transmission, the Local Loop remains predominantly characterized by low speed analog transmission over copper wirelines. As a result, there has been considerable impetus for Telcos to upgrade the Local Loop in the most cost effective manner available. Widespread replacement of the copper wireline Local Loop remains prohibitively expensive, so the Telcos have turned to manufacturers such as the Company for technologies that expand Local Loop capabilities to handle digital transmission without necessitating this costly replacement. Existing digital delivery technologies, including Frame Relay, ISDN and HDSL, are all experiencing rapid compound growth. Numerous higher speed digital technologies are under development or in the trial stage, including Asymmetric Digital Subscriber Line ("ADSL"), Switched Multi-megabit Data Services ("SMDS"), Asynchronous Transfer Mode ("ATM"), wireless transmission, hybrid fiber coax and cable modems.

        The Company's core technologies expand the digital transmission capabilities of the Local Loop by enabling increased transmission speed and/or increased transmission distance. Ongoing research and product development activities are designed to enhance the distances covered by existing services as well as to develop new higher speed technologies. For example, during the first quarter of 1996, the Company demonstrated to the Telcos its new "Total Reach" delivery technology which increases the distance covered by ISDN services in the Local Loop from 18,000 feet to 30,500 feet. The same technology is being incorporated into 64Kbit/sec digital products for use in Frame Relay and DDS services. In addition, the Company is engaged in research, performance simulation, and design of higher speed digital technologies for the transport of data. Current issues for future higher speed digital technologies, including costs, power consumption and distances reachable, must be resolved for widespread acceptance and deployment of these technologies.

        In developing its product families, the Company has continuously improved its design, purchasing and production processes to lower product costs and has consistently offered improved products at lower prices to customers. As a result, management believes that the Company is a leading provider of Local Loop and Central Office digital transmission products to Telcos. See "Company Strategy." The Company's customers include all seven Regional Bell Operating Companies ("RBOCs"), GTE Corporation, the three largest interexchange carriers, many of the 1,300 independent telephone companies as well as a number of worldwide electronics, communications and industrial companies. See "Business-Customers."

        The Company was incorporated under the laws of Delaware in November 1985 and commenced operations in January 1986.

Recent Developments

        In August 1994, the Company completed an initial public offering of Common Stock which resulted in net proceeds to the Company of $37,867,963. The Company's Common Stock now trades on the Nasdaq National Market under the symbol "ADTN."

        On June 29, 1995, the Company and certain stockholders of the Company sold a total of 3,125,100 shares of Common Stock in a second public offering. The Company received net proceeds of $15,705,362 from the sale of 500,000 shares of Common Stock at the public offering price of $33 per share. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in the Company's 1996 Annual Report to Shareholders.

        The Company is continuing a project to expand its facilities in Huntsville, Alabama in several phases over the next three years at a cost of approximately $131,000,000 of which $36,255,906 had been incurred at December 31, 1996. The debt associated with $50,000,000 of this project has been approved for participation in an incentive program offered by the Alabama State Industrial Development Authority (the "Authority"). That program enables participating companies such as the Company to generate Alabama corporate income tax credits that can be used to reduce the amount of Alabama corporate income taxes that would otherwise be paid. In January 1995, the Authority issued $20,000,000 of its taxable revenue bonds (the "Original Bond"), pursuant to such program and loaned the proceeds from the sale of the bonds to the Company. The Original Bond was purchased by AmSouth Bank of Alabama, Birmingham, Alabama (the "Bank"), pursuant to a financing agreement dated January 1, 1995, (the "Original Financing Agreement") and bears interest, payable monthly, at the rate of 87.5 basis points over the 30 day London inter-bank offered rate and mature on January 1, 2020. First Union National Bank of Tennessee, Nashville, Tennessee (the "Bondholder") has agreed to purchase the Original Bond from AmSouth and to make further advances to the Authority with the total amount not to exceed $50,000,000. Upon approval by the Authority, an Amended and Restated Taxable Revenue Bond (Adtran, Inc. Project) Series 1995, (the "Amended and Restated Bond") will be issued and the Original Financing Agreement will be amended. The Company anticipates that the Amended and Restated Bond and associated documents will be completed during the second quarter of 1997. The Amended and Restated Bond will bear interest, payable monthly, at the rate of 45 basis points over the money market rate of the Bondholder and will mature on January 1, 2020. The Company has agreed to make payments to the Authority in amounts necessary to pay the principal of and interest on the Amended and Restated Bond. Construction on the project began in March 1995 and certain phases were completed by December 31, 1996. There can be no assurance that the State of Alabama will continue to make these corporate income tax credits available in the future, and the Company therefore may not realize the full benefit of these incentives. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in the Company's 1996 Annual Report to Shareholders.

Company Strategy

        The Company's growth strategy includes the following elements:

        Focus on Local Loop and Central Office Digital Transmission Products. Upon commencing operations in 1986, the Company focused its product strategy upon capturing a significant market share for sales of Local Loop and Central Office digital transmission products to Telcos. This focus was the result of the recognition by the Company's founders of the significant opportunity created by the elimination of American Telephone & Telegraph Co.'s ("AT&T") monopoly position in the manufacture of telecommunications equipment. Having achieved a leading market share of Local Loop and Central Office digital transmission products, the Company intends to consolidate its position through an integrated program of new product development, customer service and product excellence.

        Capitalize on Existing Leadership Position in the Telco Market. As a leader in the Telco market it serves, the Company intends to apply its sales and customer service resources to new market opportunities that arise as expanded services are provided by the Telcos in response to increasing subscriber demand. In this regard, the Company expects that its in-depth understanding of and experience with Local Loop and Central Office technology will provide it a competitive advantage. The Company is committed to replace most of its products with succeeding generations of products with lower costs, additional product features and improved serviceability.

        Adapt Product Technology and Sales Force to CPE Market. Over the past five years, the Company has adapted product technology developed for Telco Central Offices for use in the Company's CPE product lines. As many of the technologies that are critical to success in the CPE market are identical to those already developed and refined for the Company's Telco products, the Company has realized a competitive advantage through leveraging these product development efforts and expertise in all of its markets. To sell its CPE products to the large number of end-users which comprise the market, the Company has built a dedicated sales force and an extensive nationwide network of resellers over the past five years. The Company intends to develop new distribution channels to address the worldwide market for its CPE products.

        Expand Presence in OEM Market. Sales of private label and OEM versions of the Company's standard products to manufacturers of Telco and CPE equipment have contributed significantly to the Company's growth and profitability. As standard products move to volume production, the Company will continue adapting them to other manufacturers' equipment. Since OEM products bear the nameplate of the manufacturer for whom they are produced, the manufacturers to whom OEM products are sold insist upon the highest quality and reliability in such products. Accordingly, management believes that the low cost, high quality and reliability of the Company's product technology will be increasingly attractive to manufacturers of a wide variety of Telco and CPE products that connect to the Local Loop. During 1996, sales of the Company's more mature 64 Kbit/sec DDS products met increasing cost competition and resulted in lower sales by its OEM customers. To address this new competitive threat, the Company reached agreements with its OEM customers allowing the Company to sell directly to certain large accounts (primarily GTE Corporation) and thus avoid the higher distribution costs associated with the OEM sales channel.

        Expand into International Markets. While international sales are not currently substantial, international customers have begun to order, and the Company has shipped, international versions of the Company's Telco and CPE products. The Company has formed, and will continue to pursue, international distribution arrangements built upon core products and technology developed by the Company in an effort to further its penetration into international markets. The Company has also focused on developing E-1 technology, the predominant standard for data transmission outside of North America. In the future, the Company plans to add appropriate support capabilities and introduce new versions of its products that incorporate E-1 technology and that otherwise comply with relevant international standards. The Company's development process currently is conducted in accordance with ISO 9001, the international standard for quality management systems for design, manufacturing and service.

        Invest in Engineering and Product Development. The Company expects to continue its relatively high levels of investment in developing innovative new products, and redesigning existing products, in order to reduce product costs and production cycle times, and in so doing will continue its efforts to be a low cost provider in the industry. New products are generally targeted at opportunities that promise rapid growth as product costs are reduced and feature sets are optimized. The Company will also continue to develop and expand its broad product line serving each of the Telco, CPE and OEM markets. The Company continuously monitors developing technologies and introduces products as defined standards and markets emerge. This diversification in products and markets will continue to be a key to the Company's business strategy.

        Adapt to New Local Loop Media. New Local Loop connections continue to be implemented primarily with copper wirelines, although the Company anticipates an increased use of fiber-optic, coaxial and wireless communications in new installations over the next decade and more. To the extent such alternative connection methods become economically advantageous, and as such markets develop and grow, the Company intends to extend its technical and marketing experience to develop products meeting the demands of such markets.

        Commit to Constant Improvements in Quality and Service. The Company believes its success to date has been due in large measure to its commitment to constantly improve product quality and customer service. This commitment has been formally recognized in awards received from several of its largest customers. In the future, product quality is expected to contribute significantly to the Company's efforts to reduce production cycle times and product costs.

Products

        Core Product Technology. The Company's product lines, comprised of over 400 principal products, are built around core technologies developed by the Company to address the Central Office and Local Loop digital communications marketplaces. Central Office facilities, approximately 30,000 of which are located throughout North America, provide subscribers with access to a discrete portion of the network's bandwidth on a switched basis ("switched access") or on an exclusive basis ("private line"). Typically, access is available in unit multiples of 56 Kbit/sec (64 Kbit/sec in some locations) increments, although Telco multiplexing equipment can efficiently aggregate these basic increments into high speed channels up to T-1 rates (1.544 Mbit/sec), T-3 (45 Mbit/sec) or faster rates. Individual channels can also be subdivided to speeds as low as 2.4 Kbit/sec.

        Each individual Local Loop circuit is served by a circuit assembly (consisting of a channel unit, U-Basic Rate Transmission Extender, or "U-BR1TE" or other similar products manufactured by the Company) that plugs into a Central Office channel bank or shelf. The speed and functionality of the circuit is determined by the type of circuit assembly deployed by the Telco. For each such circuit, Central Office facilities generally make available a corresponding physical mounting position in a channel bank or shelf, and plug-in circuit assemblies are installed in accordance with the service ordered by the subscriber. Other special plug-in circuit assemblies, such as those manufactured by the Company, are commonly employed to connect or bridge circuits within the Central Office. Individual communication channels (multiplexer time slots) are interconnected and switched as appropriate within the Central Office, and the resultant communications payload is then directed toward the proper destination. If the communications traffic needs to be delivered to another Central Office, it is directed toward the inter-office network, usually through a long distance carrier such as AT&T, MCI or Sprint. At the far-end connection, the process is reversed. Voice is converted into digital form by circuit assemblies within the RBOC's Central Office and treated like any other digital information until delivered to the far-end serving Central Office where it is returned to analog form in the Local Loop. However, when products such as those sold by the Company are utilized, data communications traffic remains in digital form end to end.

        In recent years, the need for higher volume data communications has led to the development of "remote huts." Like the Central Office, remote huts provide subscriber access through plug-in circuit assemblies such as those manufactured by the Company, but they can take advantage of high capacity fiber-optic links to bring service to the local area economically. Remote huts are then connected by the Local Loop to end-users with products such as those sold by the Company. The Company also manufactures optional mid-span repeaters that extend the service range of the Local Loop, as well as optional termination units that are deployed to monitor and maintain service to the subscriber.

        At the customer's premises, terminating equipment receives the transmitted signal from the Central Office and converts it to a form useful to end-user products such as LAN interconnection gear, video conferencing equipment, PBXs, personal computers and related equipment. In general, the Local Loop and related CPE products support bi-directional communications traffic.

        Today, the Company's product lines consist of three groups of inter-related products, all evolving from the core product technology developed for the Local Loop:

        *   Telco Central Office and Local Loop digital transmission products.

        *   CPE products.

        *   OEM products

        Telco Central Office and Local Loop Digital Transmission Products. Several hundred to several thousand circuit assemblies, such as those manufactured by the Company, are required at each Central Office, since each Local Loop generally requires a unit of this type to provide service to each subscriber. In 1996, the Company delivered more than 735,680 units of this product group, accounting for 60.1% of the Company's sales. Telco products accounted for 58.1% and 52.5% of the Company's sales in 1995 and 1994, respectively.

        Typical of the different versions of Central Office channel assemblies manufactured by the Company are the various OCU dataports and related products, the fundamental building blocks for delivering DDS and Frame Relay services at 56/64 Kbit/sec rates to subscribers. The Company is also a leading industry supplier of mid-span DDS repeaters. In response to the Telco's need for a method to monitor transmission conditions and to detect problems for each individual circuit, the Company pioneered development of the Digital Data Station Termination ("DDST") product family. Both the OCU dataports and DDSTs are produced in relatively high volumes directly related to the increased demand for DDS and Frame Relay services.

        The Company is one of the industry's primary suppliers of U-BR1TEs, which are required to extend ISDN service from an ISDN capable switch at a hub Central Office to a serving Central Office or to remote Channel Banks. The Company also supplies a substantial portion of the industry's ISDN mid-span repeaters. Other ISDN products include a BR1TE Bank to mount multiple U-BR1TES, T-BR1TES, NT-1 interface units, and outside plant housings for the repeaters.

        Late in 1993, the Company commenced deliveries of its HDSL product family. The Company has chosen to develop its own custom integrated circuits so HDSL product performance, availability and cost can be carefully managed. Management believes that demand for this product family will increase steadily as more affordable versions increasingly become available to the Telcos.

        The list price for the Company's Telco product family generally ranges from $100 to $1,000 per unit. The following table illustrates the breadth of the Company's Telco products and their applications:

                         Representative Telco Products

     Product                                                        Current
   or Product                                                       Product
     Family       Description                 Application          Generation
     ------       -----------                 -----------          ----------

      DDST        Digital Data Station      Terminates DDS (up         4th
                  Terminations              to 64 Kbit/sec);
                                            monitors and tests
                                            DDS lines


      DSO-DP      Digital Signal Zero       Interconnects 2            5th
                  Data Ports                channels in the Telco
                                            Central Office

      HDSL        High bit-rate Digital     Delivers repeaterless      3rd
                  Subscriber Line

                  Units                     T-1 (1.544 Mbit/sec up
                                            to 12,000 ft.

      LR 56/72    DDS Loop Repeaters        Extends DDS Circuit        4th
                                            Range

      OCU-DP      Office Channel Units -    Provides DDS (up to        8th
                  Data Ports                64 Kbit/sec)

      U-BR1TE     U-Basic Rate              Extends ISDN (up to        3rd
                  Transmission Extenders    128 Kbit/sec) to Central
                                            Offices/remote huts
                                            without ISDN Switch

      U-Repeater  ISDN Loop Repeaters       Extends ISDN Circuit       3rd
                                            Range

        CPE Products. The Company's CPE products have evolved from technology developed for its Telco product line. As many of the technologies which are critical to success in the CPE market are identical to those already developed and refined for the Company's Telco products, the Company has realized a competitive advantage through leveraging these product development efforts and expertise in all of its markets. Since initial product deliveries in 1991, CPE product sales have accounted for 20.3%, 28.3% and 27.8% of the Company's sales in 1994, 1995 and 1996, respectively.

        In most cases, a CPE product is purchased and installed by end-user customers in conjunction with a Telco's digital data transmission service. For example, a DSU is normally installed with each DDS loop. The Company's DSU product line was completely upgraded and revamped in 1993 with five new models that can terminate any standard DDS or Switched 56 digital service available in North America. In 1994, the product line was expanded to include lower cost versions as well as a family of shelf mount units. In 1995, products supporting synchronous data compression and versions supporting the simple network management protocol were added to the family. In 1996, the flagship products were once again redesigned to become more modular and flexible. These design changes have substantially reduced the associated manufacturing costs while increasing the utility of the product to the marketplace. Customer acceptance of this product family has significantly increased the Company's DSU market share, and management believes that further gains are possible with the Company's recent enhancements of this product line.

        Over the past two years, Frame Relay Services have met with increasing customer acceptance. As a result, the Company has recently readied for introduction a family of Frame Relay Service units (FSU). These products are built from the core technologies utilized in the existing DSU and TSU product families.

        The Company believes that its ISDN Service Unit (ISU) with sustained data transmission rates up to 128 Kbit/sec was the first product of its type when introduced in 1993. New versions of the product introduced by the Company have followed, including a model that automatically senses and adapts to virtually any far-end communications device, including modems, 2 wire or 4 wire DSUs, or another ISDN terminal adapter. The ISU product family was later extended to include the ISU 512, a device that allows multiple ISDN lines to be combined for use by high speed video conferencing equipment. Recently, ADTRAN has solved one of the biggest obstacles in successful installation of new ISDN circuits with the introduction of its "Expert ISDN" technology. Expert ISDN allows CPE devices to automatically determine key parameters, such as Telco switch type and Service Profile Identifiers ("SPIDS"). Previously, these parameters were passed manually from the Telco to the user, who manually entered the information into the CPE device. ADTRAN's new ISDN terminal adapters, the Express XR and XRT, utilize this technology. Additionally, these products have been recognized by Computer Telephony Magazine as "Products of the Year" and received the "97 Design and Engineering" award at the Winter Consumer Electronics Show (CES).

        Late in 1993, initial installations of the Company's T-1 Service Unit ("TSU") were successfully completed. Offering full or fractional T-1 access, the product line is designed for sophisticated users needing higher speed interconnection of LANs, remote offices, video delivery systems, graphic workstations and related equipment. Common plug-in modules are available for several of the Company's models, tailoring the units for multi-channel data communications. TSU order rates have increased steadily since the 1993 introduction and now comprise a significant portion of CPE sales. The TSU product line augments the Company's mature line of ACT Channel Banks that accommodate most commercially available channel units, including those offered by the Company's competitors.

        The list price for the CPE product family generally ranges from $500 to $2,000 per unit. The following table illustrates the breadth of the Company's CPE products and their applications:

                          Representative CPE Products

  Product                                                             Current
or Product                                                            Product
  Family            Description              Application             Generation
  ------            -----------              -----------             ----------

Act Channel Bank    T-1 (1.544 Mbit/sec)     Provides user access        3rd
                    Channel Banks;           to each of 24 channels
                    compatible with D-4      in T-1 service
                    Channel Units

DSU                 Data Service Units/      Connects data terminal      4th
                    Channel Service Units    equipment to DDS (up
                                             to 64 Kbit/sec);
                                             standard interface
                                             for data processing
                                             equipment

SMART 16            Shelf-Mount Systems      Provides means for end-     2nd
                                             users to plug in
                                             multiple DSU, TSU and
                                             ISU circuit assemblies

ISU                 ISDN  Service Units      Connects data terminal      3rd
                                             equipment to ISDN (up to
                                             128 Kbit/sec) network

TSU                 T-1 Data Service Units/  Connects data terminal      2nd
                    Channel Service Units    equipment to T-1 (1.544
                                             Mbit/sec) network

T1-CSU              T-1 Channel Service      Provides T-1 termination    2nd
                    Units

NT-1                Network Termination      Provides ISDN termination   3rd

FSU                 Frame Relay Service      Provides Frame Relay        1st
                    Unit                     circuit termination

        OEM Products. The Company supplies OEM products to essentially all significant manufacturers of T-1 multiplexers used in either Central Offices or remote huts, and has become a major OEM supplier of dataports, U-BR1TEs and other channel units for Central Office multiplexer systems sold to the Telcos. In 1994, 1995 and 1996, OEM products accounted for 27.2%, 13.6% and 12.1%, respectively, of the Company's sales. This decrease was attributable primarily to reduced demand related to mature programs combined with the low volume normally encountered on new programs. In addition, the Company converted numerous products originally developed under OEM contract status to ADTRAN standard product status. This conversion was accomplished with permission from the OEM contract holders and was done to allow the Company to directly pursue markets that will no longer support a two tier distribution structure. The Company has shipped new OEM versions of its HDSL products which comply with international standards. OEM versions of HDSL products that were sold internationally amounted to 12.4% of total international sales.

        Generally, the Company's OEM supply contracts call for customer funded modification of standard products followed by joint testing and refinement of resultant designs. Minimum production volumes are usually, but not always, specified in such contracts. While the bulk of OEM sales has involved tailored versions of dataports and related products, DSUs and other CPE products have also become important sources of OEM sales. Such products are being supplied to manufacturers of video delivery equipment, LAN interconnect equipment and information services providers. OEM products are generally customized versions of the Company's Telco and CPE products. The selling price for the OEM product family generally ranges from $100 to $500 per unit.

International Markets

        The Company serves its international markets through a combination of direct sales and distribution agreements. The Company has formed, and will continue to pursue, international distribution arrangements built upon core products and technology developed by the Company in an effort to further its penetration into international markets. In addition, the Company has focused on developing E-1 technology which, though similar to T-1 technology, has a transmission rate of 2.048 Mbit/sec and is the predominant standard for data transmission outside of North America. The Company has tested, received orders for and shipped HDSL products incorporating E-1 technology. The Company anticipates that it will develop additional products incorporating E-1 technology. ISDN development work is underway to incorporate compatibility with European ISDN standards and specific in-country network interface requirements. Although the Company has not yet fully developed its potential in its international markets and related sales have been modest (7.4% of total sales in 1996), the Company believes that international markets present a significant opportunity for growth.

Research and Product Development

        The markets for the Company's products are characterized by rapidly changing technology, evolving industry standards and continuing improvements in telecommunications service offerings of common carriers. If technologies or standards applicable to the Company's products, or common carrier service offerings based on the Company's products, become obsolete or fail to gain widespread commercial acceptance, the Company's business may be adversely affected. Moreover, the introduction of products embodying new technology, the emergence of new industry standards or changes in common carrier service offerings could adversely affect the Company's ability to sell its products. For instance, a large number of the Company's products have, to date, been designed to apply primarily to the delivery of digital communications over copper wireline in the Local Loop. While the Company has competed favorably by developing a high performance line of products, it expects that the increasing deployment of fiber-optic cable, coaxial cable and wireless transmission in the Local Loop (each of which uses a significantly different process of delivery) will require that it develop new products to meet the demands of these markets when such markets are sufficiently established. The Company's sales and profitability in the past have resulted to a significant extent from its ability to anticipate changes in technology, industry standards and common carrier service offerings, and to develop and introduce new and enhanced products. The Company's continued ability to adapt will be a significant factor in maintaining or improving its competitive position and its prospects for growth. Therefore, the Company will continue to make significant investments in product development, although there can be no assurance that the Company will have the resources necessary to continue this strategy successfully or to otherwise respond appropriately to changing technology, industry standards and common carrier service offerings. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1996 Annual Report to Stockholders.

        As of December 31, 1996, the Company's product development programs were carried out by 194 engineers and engineering support personnel, comprising approximately 21.7% of the Company's employees. To date, all product development expenses have been charged to operations as incurred. From time to time, development programs are conducted by other firms under contract with the Company, and related costs are also charged to operations as incurred. During 1994, 1995 and 1996, product development expenditures totaled $13,774,038, $19,131,457 and $24,647,425 respectively. Because the Company's product development activities are an important part of its strategy and because of rapidly changing technology and evolving industry standards, the Company expects to spend more in product development activities in 1997 than it did in 1996.

        The Company's product development personnel are organized into teams, each of which is effectively dedicated to a specific product line or lines. However, because the Company services each of the Telco, CPE and OEM markets, and because all of the products in each of these markets share certain similarities, the benefits of the Company's product development efforts generally are not confined to a particular market, but can be leveraged to the Company's advantage in all of its markets. As of December 31, 1996, product development teams were assigned to the following product lines: Loop products, Network products, HDSL products, DSU and Frame Relay products, T-1 multiplexer products, ISDN Telco products, ISDN CPE products, strategic products and extended range products. In addition, engineering services and advanced technology groups provide support for all the product development teams. Each product development team is generally responsible for sustaining technical support of existing products, improving the cost or manufacturing of products, conceiving new products in cooperation with other groups within the Company and adapting standard products or technology under supply contracts to other firms. In particular, each product development team is charged with implementing the Company's engineering strategy of reducing product costs for each succeeding generation of the Company's products in an effort to be a low cost, high quality provider in the industry, without compromising functionality or serviceability. This strategy has involved setting a price point for the next generation of any given product with the aim of meeting that price point through innovative engineering. The key to this strategy is choosing an initial architecture for each product that enables engineering innovations to result in future cost reductions. Successful execution of this strategy also requires that the Company continue to attract and recruit outstanding engineers, and the continued success of the Company's recruiting program at Southeastern universities is critical to this effort.

        The product development teams are supported by a research group that provides guidance in applicable digital signal processing technologies, computer simulation and modeling, CAD/CAM tool sets, custom semiconductor design and technological forecasting. As product and market opportunities arise, the organizational structure may be adjusted accordingly. The Company's development process is conducted in accordance with ISO 9001, which is the international standard for quality management systems for design, manufacturing and service.

        The Company believes that its success in the past has been dependent upon the ability of its engineering team to establish and maintain a position of product and technological leadership, and its success in the future will be equally dependent upon the evolution of new forms of existing products and the development of new products fulfilling the needs of current and future customers. Therefore, the Company will continue to make significant investments in product development.


Customers

        The Company's customer base includes each of the seven RBOCs and most of the major independent domestic Telcos. The major customers of the Company include:

        Alcatel                            Hong Kong Telecom
        Alltel Corporation                 Nordata  dba Datatech
        Ameritech Corp.                    Northern Telcom Inc.
        AT&T                               NYNEX Corp.
        Bell Atlantic Network Services     Pacific Bell
        BellSouth Corp.                    R Tech.
        Bloomberg L.P.                     Siemens Corp.
        Charles Industries, Ltd.           Southwestern Bell Corp.
        Desert Palms International Co.     Sprint Corp.
        GTE Corp.                          US West, Inc.


        Historically, a large percentage of the Company's sales have been to the seven RBOCs (36.0% in 1996) and other Telcos (24.0% in 1996). GTE and Sprint accounted for 16.3% and 10.2%, respectively, of the Company's total sales in 1996. No other customer accounted for 10% or more of the Company's sales in 1996.

        A supplier such as the Company must first obtain product approvals from an RBOC or other Telco to sell its products to such RBOC or Telco. The Company, therefore, is involved in a constant process of submitting for approval succeeding generations of products as well as products that deploy new technology or respond to a new technology demand from an RBOC or other Telco. While the Company has been successful in the past in obtaining such approvals, there can be no assurance that such approvals or that ensuing sales of such products will continue to occur. Further, any attempt by an RBOC or other Telco to seek out additional or alternative suppliers or to undertake, as permitted under applicable regulations, the production of such products internally could have a material adverse effect on the Company's operating results. See "Government Regulation."

Marketing, Sales and Distribution

        As of December 31, 1996, the Company's marketing, sales and distribution programs were conducted by 160 employees. The Company sells its Telco products in the United States directly to the Telcos through a field sales organization based in 19 locations in the United States and Canada, and it sells its Telco products internationally under various distribution arrangements with a geographically dispersed set of distributors. The Company sells its CPE products, both domestically and internationally, through a network of resellers. OEM products are sold directly to other firms, both domestically and internationally, through various supply and product support arrangements. The

Company has formed, and will continue to pursue, international distribution arrangements built upon core products and technology developed by the Company in an effort to further its penetration into international markets. Although the international market channel has not yet been fully developed and related revenue has been modest, the Company believes that international markets present a significant opportunity for growth, and the Company continues to focus effort on positioning itself to take advantage of such opportunity.

        Sales to Telcos involve protracted product qualification and standardization processes that can extend for several months or years. Subsequent orders, if any, are generally placed under single or multi-year supply agreements that are generally not subject to minimum volume commitments. Telcos generally prefer having two or more suppliers of most products, so individual orders are generally subject to competition based on some combination of price, delivery and other terms. OEM products are generally sold to other manufacturers under contracts negotiated prior to commencement of required engineering activities. CPE products are sold under both exclusive and non-exclusive distribution agreements.

        The Company's field sales organizations and distributors receive support from headquarters-based marketing, sales and customer support groups. Under certain circumstances, other headquarters personnel may become involved in sales and other activities. The Company believes that its success in the past has been dependent to a significant degree upon the ability of its sales and distribution teams to compete effectively in a highly competitive environment that includes firms with greater financial resources and more experience than the Company. The Company's success in the future will depend in part upon its ability to attract and retain qualified sales and marketing personnel who can compete and succeed in this environment.


Customer Service and Support

        The Company maintains 24-hour, 7 day a week telephone support for all of its customers as customers often demand an immediate response to problems with installed products or with plans for new installations. The Company provides on-site support in those circumstances in which problems cannot otherwise be resolved. It has generally been the Company's policy to follow through with problem resolutions even after it is established that the Company's products are not the source of the difficulty. The Company provides direct installation and service of its products in North America utilizing its own resources or resources available under a nationwide services contract with TSS (formerly General Electric) for installation and service. International Business Machines Corporation ("IBM") purchased General Electric's service division in 1995 and General Electric assigned the Company's service contract to IBM under the terms of their sale agreement. The Company has approved the assignment. The Company also provides training to its customers (on both a paid and complimentary basis) relative to installation, operation and maintenance of the Company's products.

        Substantially all of the Company's products carry a full ten year return-to-factory warranty. Warranty returns to date have been relatively insignificant (1.1%). The Company believes that its low return rate is the direct result of its commitment to a rigorous product quality program that has garnered it special recognition by several key customers. The Company also offers annual maintenance agreements to its customers which provide that, in exchange for an annual fee, the Company will provide on-site service, within a specified time, in response to any reported difficulties in the use or performance of the Company's products.

Manufacturing

        The principal steps in the manufacturing process are the purchase and management of materials, assembly, testing, final inspection, packing and shipping. The Company purchases parts and components for assembly of all its products from a large number of suppliers through a worldwide sourcing program. However, certain key components used in the Company's products are currently available from only one source, and other key components are available from only a limited number of sources. In the past, the Company has experienced delays in the receipt of certain of its key components, which have resulted in delays in related product deliveries. The Company attempts to manage such risks through developing alternative sources, through engineering efforts designed to obviate the necessity of certain components, and by maintaining quality relationships and close personal contact with each of its suppliers. However, there can be no assurance that delays in deliveries of key components (including particularly integrated circuits as discussed in greater detail below) and consequent delays in product deliveries will not occur in the future. The inability to obtain sufficient key components as required, or to develop alternative sources if and as required in the future, could result in delays or reductions in product shipments which, in turn, could have a material adverse effect on the Company's customer relationships and operating results.

        The Company relies on subcontractors in the United States, Mexico and Taiwan for assembly of printed circuit board assemblies, subassemblies, chassis, enclosures and equipment shelves. The Company subcontracts the assembly of a significant portion of its lower priced products to a company in Mexico. Such assembly typically can be done by subcontractors at a lower cost than if the Company assembled such items internally, which furthers the Company's goal of being a low cost, high quality provider in the industry. Subcontract assembly operations do, however, contribute significantly to production cycle times, but the Company believes it can respond more rapidly to uncertainties in incoming order rates by selecting assembly subcontractors having significant reserve capacity. This reliance on third-party subcontractors for the assembly of its products involves several risks, including the unavailability of or interruptions in access to certain process technologies and reduced control over product quality, delivery schedules, manufacturing yields and costs. These risks may be exacerbated by economic or political uncertainties or by natural disasters in foreign countries in which the Company's subcontractors may be located. The Company currently does not undertake any foreign exchange risks as it conducts all transactions with foreign vendors or customers in U.S. dollars.

        The Company is heavily dependent on five subcontractors. In 1996, one of these subcontractors, Comptronix Corporation filed for protection under Chapter 11 bankruptcy laws and its assets were subsequently acquired by Sanmina Corporation. To date, the Company believes that it has successfully managed the risks of such dependence on these subcontractors through a variety of efforts, which include seeking and developing alternative subcontractors while maintaining existing relationships. However, there can be no assurance that delays in product deliveries may not occur in the future because of shortages resulting from this limited number of subcontractors or from the financial or other difficulties of such parties (including Sanmina). The inability to develop alternative subcontractors if and as required in the future could result in delays or reductions in product shipments which, in turn, could have a material adverse effect on the Company's customer relationships and operating results. While the Company believes that alternative sources of supply or alternative subcontractors could be developed if necessary, material delays or interruption of supply might, nevertheless, arise as a consequence of required retraining and other activities related to establishing and developing a new supply or subcontractor relationship and such material delays may have a material adverse effect on the Company's business and operating results.

        Basically, final testing and shipment of products to customers occurs in the Company's Huntsville, Alabama facilities. The Company's facilities are certified pursuant to ISO 9001 and certain other telephone company standards, including those relating to emission of electromagnetic energy and safety specifications.

Backlog and Inventory

        A substantial portion of the Company's shipments in any fiscal period relate to orders received in that period and firm purchase orders released in that fiscal period by customers under agreements containing non-binding purchase commitments. Further, a significant percentage of orders require delivery within 48 hours. These factors result in very little order backlog. The Company believes that because a substantial portion of customer orders are filled within the fiscal quarter of receipt, the Company's backlog is not a meaningful indicator of actual sales for any succeeding period. To meet this demand, the Company maintains a substantial finished goods inventory. The Company's inventory represented an acceptable range of 29% to 41% of working capital during 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in the Company's 1996 Annual Report of Shareholders.

        The Company's practice of maintaining sufficient inventory levels to assure prompt delivery of the Company's products increases the amount of inventory which may become obsolete. The provision for inventory losses as a percentage of sales was 1.5% in 1996. The obsolescence of such inventory may have an adverse effect on the Company's business and operating results.

Competition

        The markets for the Company's products are intensely competitive. With the development of the worldwide communications market and the growing demand for related equipment, additional manufacturers have entered the markets in recent years to offer products in competition with the Company. Additionally, certain companies have, in recent years, developed the ability to deliver fiber-optic cable, coaxial cable and wireless transmission to certain office centers and other end-users. Competition would further increase if new companies enter the market or existing competitors expand their product lines. For instance, legislation has been enacted that lifts the restrictions which previously prevented the RBOCs from manufacturing telecommunications equipment. The RBOCs, which in the aggregate are the Company's largest customers, may increasingly become competitors of the Company in the markets served by the Company. See "Government Regulation" below.

        The Company competes for customers on the basis of performance in relation to price, product features, adherence to standards, quality, reliability, development capabilities, availability and support. Some of the Company's competitors and potential competitors have greater financial, technological, manufacturing, marketing, and personnel resources than the Company.

        With respect to Telco sales, product quality and availability and an established reputation for customer service are important competitive factors that can affect the Company's ability to have its products accepted and approved by the individual Telcos. The Company's Telco competitors include large established firms such as ADC Telecommunications, Inc., Lucent Technologies, Inc., PairGain Technologies, Inc., Pulse Communications, Inc. (a subsidiary of Hubbell Incorporated), Tellabs, Inc. and Teltrend, Inc., as well as smaller, specialized firms such as Conklin Instrument Corporation and Integrated Network Corporation.

        With the introduction of its CPE product lines, the Company entered a market segment with entrenched competitors. Among the significant competitors for standard rate DSU market share are Motorola, Inc., Paradyne Corporation and Racal-Datacom, Incorporated. Market segment leaders for TSU products include ADC KENTROX, a subsidiary of ADC Telecommunications, Inc., Paradyne Corp., Digital Link Corporation and Verilink Corporation. The Company's T-1 multiplexer product line's key competitors include Newbridge Networks Corporation, Pulse Communications, Inc. and TELCO Systems, Inc. The Company generally competes with the same firms in sales of its OEM products as it does in sales of Telco and CPE products. An increase in competition could reduce the Company's gross profit margins, may require increased spending by the Company on product development and sales and marketing, and may otherwise adversely affect the Company's business.

Government Regulation

        The telecommunications industry is subject to regulation in the United States and other countries. Federal and state regulatory agencies, including the Federal Communications Commission (the "FCC") and the various state public utility commissions and public service commissions, regulate most of the Company's domestic Telco customers. While such regulation does not typically affect the Company directly, the effects of such regulation on the Company's customers may, in turn, adversely impact the Company's business and operating results. For instance, the sale of the Company's products may be affected by the imposition upon certain of the Company's customers of common carrier tariffs and the taxation of telecommunications services. In addition, regulatory policies affecting the availability of common carrier services (such as high speed digital transmission lines) and other terms on which common carriers conduct their business may impede the Company's penetration of certain markets. These policies are under continuous review and are subject to change. Governmental authorities also have promulgated regulations which, among other things, set installation and equipment standards for private telecommunications systems and require that all newly installed hardware be registered and meet certain governmental standards.

        Other governmental authorities, such as federal and state courts and the United States Department of Justice, have been in the past, and will likely continue in the future to be, a major force in shaping the manner in which the telecommunications business is conducted and telecommunication services are provided. For instance, the United States telecommunications industry was also significantly impacted by the landmark Modification of Final Judgment (the "MFJ"), which governed the structure of the 1984 divestiture by AT&T of its local operating telephone company subsidiaries (the Divestiture"). The Divestiture increased competition in the U.S. telecommunications industry by (i) eliminating the monopoly power which AT&T had enjoyed for years in most U.S. local and long distance telephone service and equipment markets, and (ii) prohibiting the RBOCs which emerged from the Divestiture from engaging in certain lines of business, including the provision of long distance services and the manufacture of telecommunications equipment. The terms of the Divestiture provide, however, for the removal of the line of business prohibitions if the rationale therefor becomes outmoded by technical developments or changes in competitive conditions.

        The Telecommunications Act of 1996 covers a broad range of topics that will dramatically affect the telecommunications industry. RBOCs now will be allowed to manufacture equipment three years after they are eligible to enter the long distance business. The RBOCs, which are among the Company's largest customers, may increasingly become competitors of the Company in the markets it serves. The Telecommunications Act of 1996 also provides for RBOCs to enter long distance markets under certain conditions and long distance carriers may now provide local service.

        The Company's business and operating results may also be adversely affected by the imposition of certain tariffs, duties and other import restrictions on components which the Company obtains from non-domestic suppliers, or by the imposition of export restrictions on products which the Company sells internationally.

Proprietary Rights

        The name "ADTRAN" and the Company's corporate logo are registered trademarks of the Company. A number of the Company's product identifiers and names are also registered. The Company also claims rights to a number of unregistered trademarks. The Company has obtained patents on thirteen inventions relating to its products and has several patent applications pending. The Company will seek additional patents from time to time related to its research and development activities. The Company protects its trademarks, patents, inventions, trade secrets, and other proprietary rights by contract, trademark, copyright and patent registration, and internal security. Management believes, however, that the Company's competitive success will not depend on the ownership of intellectual property rights, but primarily on the innovative skills, technical competence and marketing abilities of the Company's personnel. The telecommunications industry, nevertheless, is characterized by the existence of an ever increasing number of patents and frequent litigation based on allegations of patent infringement. From time to time, third parties may assert exclusive patent, copyright and other intellectual property rights to technologies that are important to the Company. While there are no outstanding infringement lawsuits pending by or against the Company, there can be no assurance that third parties will not assert litigation claims against the Company in the future, that assertions by such parties will not result in costly litigation, or that the Company would prevail in any such litigation or be able to license any valid and infringed patents from third parties on commercially reasonable terms. Any infringement claim or other litigation against or by the Company could have a material adverse effect on the Company's business and operating results.

Employees

        As of December 31, 1996, the Company had 894 full-time employees in the United States and two in Canada. Of the Company's total employees, 212 were in sales, marketing, distribution and service, 194 were in research and development, 379 were in manufacturing, and 111 were in administration. None of the Company's employees is represented by a collective bargaining agreement nor has the Company ever experienced any work stoppage. Management believes the Company's relationship with its employees is good.

ITEM 2.  PROPERTIES
-------------------

        The Company's headquarters and principal administrative, engineering and manufacturing facilities are located in an office building containing 440,000 square feet located on approximately 22 acres of land in Huntsville, Alabama. The Company also temporarily leases 65,480 additional square feet to accommodate manufacturing and engineering activities. Plans are being made to expand its facilities in Huntsville by approximately 600,000 square feet (to accommodate a projected total of 3,000 employees) over the next three years at a cost of up to $131,000,000 of which $36,255,906 had been incurred at December 31, 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in the Companay's 1996 Annual Report to Stockholders and Note 6 of Notes to Financial Statements.

        The Company also maintains 19 sales and service facilities, 17 located within the United States and two in Canada, in the following locations:
Huntsville, AL, Irvine, CA, San Francisco, CA, Denver, CO, Hartford, CT, Atlanta, GA, Chicago, IL, Bativia, IL, Darien, IL, Orland Park, IL, Leakwood, KS, Trenton, NJ, New York, NY, Cleveland, OH, Philadelphia, PA, Irving, TX, Washington, DC and Ontario and Quebec, Canada. In addition to the leases in Huntsville, AL, the facilities in Leakwood, KS, Irvine, CA, Denver, CO, Atlanta, GA, Irving, TX and Philadelphia, PA are leased under leases which expire at various times between 1995 and 2000. See Note 9 of Notes to Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

        The Company has been involved from time to time in litigation in the normal course of its business. The Company is not aware of any pending or threatened litigation matters which could have a material adverse effect on the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------
        No matter was submitted by the Company to vote of security holders during the fiscal quarter ended December 31, 1996.

Item 4(A).  Executive Officers of the Registrant

        Set forth below, in accordance with General Instruction G(3) of Form 10-K and Instruction 3 of Item 401(b) of Regulation S-K, is certain information regarding the executive officers of the Company. Unless otherwise indicated, the information set forth is as of March 14, 1997.


MARK C. SMITH - AGE 56

         Mr. Smith is one of the co-founders of the Company.

         1995 to present      Chairman of the Board and Chief Executive Officer

         1986 - 1995          Chairman of the Board, Chief Executive Officer
                              and President

LONNIE S. McMILLIAN - AGE 68

         Mr. McMillian is one of the co-founders of the Company.

         1996 to present      Senior Vice President, Secretary and Director

         1986 - 1996          Vice President - Engineering, Secretary,
                              Treasurer and Director

HOWARD A. THRAILKILL - AGE 58

         1995 to present      President, Chief Operating Officer and Director

         October 1995         Executive Vice President, Chief Operating Officer
                              and Director

         1992 - 1995          Executive Vice President, Chief Operating Officer

         1988 - 1991          President and Chief Operating Officer of
                              Floating Point Systems, Inc.

JOHN R. COOPER - AGE 49

         1996 to present      Vice President - Finance and Chief Financial
                              Officer

         1995 - 1996          President, Sauty Group

         1991 - 1995          Partner, Coopers & Lybrand L.L.P.

DANNY J. WINDHAM - AGE 37

         1995 to present      Vice President - CPE Marketing

         1994 - 1995          Director of Marketing

         1989 - 1994          Manager of Product Management

         Mr. Windham, a co-founder of Processing Telecom Technologies (PTT), a subsidiary of ADTRAN, joined the Company in October 1989, and assumed responsibility for marketing activities for ADTRAN and PTT.

THOMAS R. STANTON - AGE 32

         1995 to present      Vice President - Telco Marketing

         1994 - 1995          Sr. Director, Marketing, E.F. Johnson Company

         1993-1994            Director, Marketing, E.F. Johnson Company

         1990-1992            Director, Systems Programs, E.F. Johnson Company

IRWIN O. GOLDSTEIN - AGE 63

         1996 to present      Vice President - Admimistration

         1989 - 1996          Vice President - Finance and Administration and
                              Chief Financial Officer

PETER O. BRACKETT - AGE 55

         1996 to present       Vice President - Techmology

         1992 - 1996           Research Manager, Advanced Data Networking,
                               Bellsouth

         1986 - 1992           Division Vice President, Product Line,
                               Racal-Datacom

M. MELVIN BRUCE - AGE 56

         1996 to present       Vice President - Engineering

         1989 - 1996           Vice President, Research and Design, TCI,

ROBERT A. FREDRICKSON

         1996 to present       Vice President - Telco Sales

         1996 Vice President, Broadband Business Development, DSC Communications Corp.

         1991 - 1996           Senior Director, Access Products, DSC
                               Communications Corp.

STEVEN L. HARVEY - AGE 36

         1996 to present       Vice President - CPE Sales

         1995 - 1996           Executive Vice President, Data Processing
                               Sciences

         1991 - 1995           Vice President, Data Processing Sciences

JUDE T. PANETTA - AGE 37

         1994 to present       Vice President - Manufacturing

         1989 - 1994           Director of Manufacturing, Exide Electronics

GREGORY A. PETERS - AGE 36

         1996 to present       Vice President - International Sales

         1993 - 1996           Executive Vice President and Chief Operating
                               Officer, Connell Communications

         1991 - 1992           Managing Director, Action Consulting
                               International


        There are no family relationships among the directors or executive officers.

        All officers are elected annually by and serve at the pleasure of the Board of Directors of the Company.



                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
------------------------------------------------------------
STOCKHOLDER MATTERS
-------------------

        Information relating to the market for holders of and dividends on the Company's Common Stock is set forth under the caption "Market for the Registrant's Common Stock and Related Stockholder Matters" on page 17 of the Company's 1996 Annual Report to Stockholders. Such information is incorporated herein by reference. Portions of the 1996 Annual Report to Stockholders are filed as Exhibit 13 to this report.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

        Selected financial data for the Company for each year of the five-year period ended December 31, 1996 are set forth under the caption "Selected Financial Data" on page 18 of the Company's 1996 Annual Report to Stockholders referred to in Item 5 above. Such five-year selected financial data are incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
--------------------------------------------------------------------
AND RESULTS OF OPERATIONS
-------------------------

        A discussion of the Company's results of operations and financial condition is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 19 through 24 of the Company's 1996 Annual Report to Stockholders referred to in Item 5 above. Such discussion is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

        The following financial statements of the Company, which are set forth on pages 25 through 39 of the Company's 1996 Annual Report to Stockholders referred to in Item 5 above, are incorporated herein by reference:

        Balance Sheets as of December 31, 1995 and 1996.

        Statements of Income for the years ended December 31, 1994, 1995 and 1996.

        Statements of Changes in Stockholders' Equity for the years ended December 31, 1994, 1995 and 1996.

        Statement of Cash Flows for the years ended December 31, 1994, 1995 and 1996.

        Notes to Financial Statements.

        Independent Auditor's Report.

        The Supplementary financial information required by Item 302 of Regulation S-K is set forth in Note 13 of Notes to Financial Statements in the Company's 1996 Annual Report to Stockholders.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
--------------------------------------------------------------------
AND FINANCIAL DISCLOSURE
------------------------

        None

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

        Information relating to nominees for director of the Company is set forth under the caption "Election of Directors-Information Regarding Nominees for Director" in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 23, 1997. Such information is incorporated herein by reference. The definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the Company's fiscal year end. Information relating to the executive officers of the Company, pursuant to Instruction 3 of
Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K, is set forth at Part I, Item 4(A) of this report under the caption "Executive Officers of the Registrant." Such information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

        Information relating to executive compensation is set forth under the caption "Executive Compensation" in the Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

        Information relating to ownership of Common Stock of the Company by certain persons is set forth under the caption "Share Ownership of Principal Stockholders and Management" in the Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

        Information relating to existing or proposed relationships or transactions between the Company and any affiliate of the Company is set forth under the caption "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

        (a)   Documents Filed as Part of This Report.

              1.  Financial Statements

                  The consolidated financial statements of the Company and the related report of Independent Auditors thereon which are required to be filed as part of this report are included in the Company's 1996 Annual Report and are incorporated by reference in Item 8 hereof.

              2.  Financial Statement Schedules

                  Schedule II

              3.  Exhibits

                  The following exhibits are filed with or incorporated by reference in this report. Where such filing is made by incorporation by reference to a previously filed registration statement or report, such registration statement or report is identified in parentheses. The Company will furnish any exhibit upon request to Irwin O. Goldstein, Vice President - Administration, ADTRAN, Inc., P.O. Box 140000, 901 Explorer Boulevard, Huntsville, Alabama 35814-4000. There is a charge of $.50 perpage to cover expenses for copying and mailing.

          Exhibit
           Number                         Description
           ------                         -----------

            3.1 Certificate of Incorporation, as amended (Exhibit 3.1 to the Company's Registration Statement on Form S-1, No. 33-81062 (the "Form S-1 Registration Statement")).

            3.2 Bylaws, as amended (Exhibit 3.2 to the Form S-1 Registration Statement).

           10.1 Documents relative to the $50,000,000 Taxable Revenue Bond, Series 1995
                       (ADTRAN, Inc.Project) issued by the State Industrial Development Authority, consisting of the following (Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (the "1994 Form 10-K")):

                  (a) Financing Agreement dated January 1, 1995, among the State Industrial Development Authority, a public corporation organized under the laws of the State of Alabama (the "Issuer"), the Company and AmSouth Bank of

                       Alabama, a state banking corporation under the laws of the State of Alabama;

                  (b) Loan Agreement dated January 1, 1995 (the "Loan Agreement"), between the Issuer and the Company;

                  (c) Resolution of the Issuer authorizing the issuance of the $50,000,000 Taxable Revenue Bond, Series 1995 (ADTRAN, Inc. Project);

                  (d) Specimen Taxable Revenue Bond, Series 1995 (ADTRAN, Inc. Project);

                  (e) Resolution of the Company authorizing the Financing Agreement, the Loan Agreement and the Note;

                  (f) Specimen Note from the Company to AmSouth Bank of Alabama, dated January 13, 1995;

                  (g) Pledge Agreement dated January 13, 1995 between AmSouth Bank of Alabama and the Company;

                 *(h) Eighth Amended and Restated Closing Agreement between the Company and AmSouth Bank of Alabama dated March 24, 1997 and effective January 13, 1995; and

                  (i) Preliminary Agreement dated November 16, 1994 between the Issuer and the Company.


          *10.2 Master Note for Business and Commercial Loans, dated June 1, 1996 and in the original principal amount of $10,000,000 by and between the Company and AmSouth Bank of Alabama.

           10.3 Tax Indemnification Agreement dated July 1, 1994 by and among the Company and the stockholders of the Company prior to the Company's initial public offering of Common Stock (Exhibit
                  10.5 to the 1994 Form 10-K).

           10.4   Management Contracts and Compensation Plans:

                  (a) 1996 Employees Stock Incentive Plan (Exhibit 10.4 to 1995 Form 10-K).

                  (b) 1995 Directors Stock Incentive Plan (Exhibit 10.4 to 1995 Form 10-K).

          *11     Statement regarding Computation of Per Share Earnings.

          *13     1996 Annual Report to Security Holders on Form 10-K.

          *23     Consent of Coopers & Lybrand L.L.P.

          *24     Powers of Attorney

          *27     Article 5 Financial Data Schedule

---------------
*Filed herewith

        (b) Reports on Form 8-K. The following Current Reports on Form 8-K were filed by the Company during the year ended December 31, 1996:

                                                                                       Financial
         Date of Report   Form 8-K Item No.    Description                             Statements
         --------------   -----------------    -----------                             ----------
             Filed
             -----
            9/11/96              7(c)          Press release dated August 12, 1996        None
                                               announcing the appointment of John R.
                                               Cooper as Vice President and Chief
                                               Financial Officer of Adtran, Inc.

                                               Press release dated August 29,             None
                                               1996 announcing the appointment
                                               of Dr. Melvin Bruce as Vice
                                               President of Engineering of
                                               Adtran, Inc.

                                               Press release dated September 9, 1996      None
                                               announcing the appointment of Dr. Peter
                                               O. Brackett as Vice President of
                                               Technology of Adtran, Inc.


        (c)  See Item 14(a)(3) above.

        (d)  See Item 14(a)(2) above.


___________
*Filed herewith

                                  SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 26, 1997.

                                        ADTRAN, Inc.
                                          (Registrant)


                                        By: /s/ John R. Cooper
                                           ------------------------------------
                                             John R. Cooper
                                             Vice President - Finance and Chief
                                             Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 26, 1997

        Signature                            Title
        ---------                            -----

/s/ Mark C. Smith                  Chairman of the Board, Chief
-------------------------          Executive Officer and Director
Mark C. Smith


Howard  A. Thrailkill*             President, Chief Operating Officer
-------------------------          and Director
Howard A. Thrailkill


Lonnie S. McMillian*               Sr. Vice President, Secretary,
-------------------------          and Director
Lonnie S. McMillian


O. Gene Gabbard*                   Director
-------------------------
O. Gene  Gabbard


William L. Marks*                  Director
-------------------------
William L. Marks


Roy J. Nichols*                    Director
-------------------------
Roy J. Nichols


James L. North*                    Director
-------------------------
James L. North


/s/ John R. Cooper                 Vice President-Finance and
-------------------------          Chief Financial Officer
John R. Cooper

*By: /s/Mark C. Smith
    ---------------------
       Mark C. Smith
        as Attorney-in-Fact

                [LETTERHEAD OF COOPERS & LYBRAND APPEARS HERE]


REPORT OF INDEPENDENT ACCOUNTANTS

Our report on the financial statement of ADTRAN, Inc. has been incorporated by reference in this Form 10-K from the 1996 Annual Report to Shareholders of ADTRAN, Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index in Item 14 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                        /s/ Coopers & Lybrand L.L.P.
                                        ----------------------------
                                        Coopers & Lybrand L.L.P.

Birmingham, Alabama
January 14, 1997

                                  SCHEDULE II
                                 ADTRAN, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                               DECEMBER 31, 1996

                                          BALANCE AT                          BALANCE
                                          BEGINNING                            AT END
                                          OF PERIOD   ADDITIONS  DEDUCTIONS  OF PERIOD

YEAR ENDED DECEMBER 31, 1996
         Allowance for Doubtful Accounts    $544,526   $430,789    $102,591  $  872,724
         Inventory Reserve                  $660,151   $222,881              $  883,032
         Warranty Liability                 $523,027   $503,129              $1,026,156

YEAR ENDED DECEMBER 31, 1995
         Allowance for Doubtful Accounts    $450,000   $178,952    $ 84,426  $  544,526
         Inventory Reserve                  $497,825   $162,326              $  660,151
         Warranty Liability                 $280,806   $242,221              $  523,027

YEAR ENDED DECEMBER 31, 1994
         Allowance for Doubtful Accounts    $150,000   $300,000              $  450,000
         Inventory Reserve                  $ 90,000   $407,825              $  497,825
         Warranty Liability                 $ 24,519   $256,287              $  280,806


                                 ADTRAN, INC.

                               INDEX OF EXHIBITS

        The following exhibits are filed with or incorporated by reference in this report. Where such filing is made by incorporation by reference to a previously filed registration statement or report, such registration statement or report is identified in parentheses.

Exhibit                                                                                                    Page
Number                  Description                                                                        Number
------                  -----------                                                                        ------
 3.1            Certificate of Incorporation, as amended (Exhibit 3.1 to the Company's Registration
                Statement on Form S-1, No. 33-81062 (the "Form S-1 Registration Statement")).

3.2             Bylaws, as amended (Exhibit 3.2 to the Form S-1 Registration Statement).

10.1            Documents relative to the $50,000,000 Taxable Revenue Bond, Series 1995
                (ADTRAN, Inc. Project) issued by the State Industrial Development Authority, consisting of the following (Exhibit 10.3 to the Company's Annual Report on
                Form 10-K for the year ended December 31, 1994 (the "1994 Form 10-K")):

                (a)  Financing Agreement dated January 1, 1995, among the State
                     Industrial Development Authority, a public corporation organized under the laws of the State of Alabama (the "Issuer"), the Company and AmSouth Bank of Alabama, a state banking corporation under the laws of the State of Alabama;

                (b) Loan Agreement dated January 1, 1995 (the "Loan Agreement"), between the Issuer and the Company;

                (c)  Resolution of the Issuer authorizing the issuance of the $50,000,000
                     Taxable Revenue Bond, Series 1995 (ADTRAN, Inc. Project);

                (d)  Specimen Taxable Revenue Bond, Series 1995 (ADTRAN, Inc. Project);

                (e)  Resolution of the Company authorizing the Financing Agreement, the
                     Loan Agreement and the Note;

                (f) Specimen Note from the Company to AmSouth Bank of Alabama, dated January 13, 1995;

                (g)  Pledge Agreement dated January 13, 1995 between Amsouth Bank of
                     Alabama and the Company;


               *(h)  Eighth Amended and Restated Closing Agreement between the Company and AmSouth Bank of Alabama dated March 24,  1997 and effective
                     January 13, 1995; and

                (i)  Preliminary Agreement dated November 16, 1994 between the Issuer and the Company.

*10.2           Master Note for Business and Commercial Loans, dated June 1, 1996 and in the original principal amount of $10,000,000 by and between the Company and
                AmSouth Bank of Alabama.

 10.3           Tax Indemnification Agreement dated July 1, 1994 by and among the Company and the stockholders of the Company prior to the Company's initial public offering of Common Stock (Exhibit 10.5 to the 1994 Form 10-K).

 10.4           Management Contracts and Compensation Plans:

                (a)   1996 Employees Incentive Plan (Exhibit 10.4 to 1995 Form 10-K).

                (b)     1995 Directors Stock Incentive Plan (Exhibit 10.4 to 1995 Form 10-K).

*11             Statement regarding Computation of Per Share Earnings.

*13             1996 Annual Report to Security Holders on Form 10-K.

*23             Consent of Coopers & Lybrand L.L.P.

*24             Powers of Attorney.

*27             Financial Data Schedule.

__________
*Filed herewith