Form 10-Q
period 1997-03-31
ADTRAN INC
filed 1997-05-09
CIK 926282

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                    FORM 10-Q

            [X]  Quarterly  Report  Pursuant  to Section 13 or 15(d)
               of the Securities Exchange Act of 1934 For the Quarterly
                          Period Ended March 31, 1997

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

                                   (205) 963-8000
                (Registrant's telephone number, including area code)

                                 ---------------

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

Class                                             Outstanding at April 30, 1997
Common Stock, $.01 Par Value                          39,209,139 shares

                               Page 1 of 16
                      Index of Exhibits on Page 14

                                 ADTRAN, INC.
                Quarterly Report on Form 10-Q For the Quarter
                           Ended March 31, 1997


                              Table of Contents

Item Number          PART I. FINANCIAL INFORMATION                  Page Number

1                Financial Statements:

                 Condensed Balance Sheets as of December 31, 1996
                 and March 31, 1997                                        3

                 Condensed Statements of Income for the three
                 months ended March 31, 1996 and 1997                      4

                 Condensed Statements of Cash Flows for the three
                 months ended March 31, 1996 and 1997                      5

                 Notes to Condensed Financial Statements                   6

2                Management's Discussion and Analysis of
                 Financial Condition and Results of Operations             8

                    PART II. OTHER INFORMATION

6                Exhibits and Reports on Form 8-K                         12

                                                  SIGNATURE               13

                                              INDEX OF EXHIBITS           14

                            PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                                    ADTRAN, INC.
                             CONDENSED BALANCE SHEETS

                                      ASSETS
                                                  December 31,       March 31,
                                                     1996              1997
                                                                    (Unaudited)
Current assets:
     Cash and cash equivalents................   $44,839,131       $49,542,844
     Short-term investments...................    32,555,930        30,550,210
     Accounts receivable, less allowance for
       doubtful accounts of $872,724 and
       $870,842 in 1996 and 1997,
       respectively........................       33,825,560        32,704,720
     Other receivables.......................        362,578           295,595
     Inventory...............................     40,792,646        48,082,345
     Prepaid expenses........................      2,261,338         1,965,379
     Deferred tax assets.....................      1,598,750         1,598,750
                                                ------------      ------------
               Total current assets              156,235,933       164,739,843

Property, plant and equipment, less accumulated
     depreciation of $13,637,007 and $15,350,751
     in 1996 and 1997, respectively.........      53,971,213        59,779,483
                                                ------------      ------------
                                                $210,207,146      $224,519,326
                                                ============       ============

                        LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
     Accounts payable......................       $9,350,266       $10,909,111
     Accrued salaries......................        2,454,194         1,494,429
     Accrued income taxes..................        1,803,706         5,609,550
     Accrued taxes other than income taxes.          338,997           337,318
     Accrued interest payable..............           59,594            59,594
     Warranty payable......................        1,026,156         1,026,156
     Accrued vacation......................          693,218           859,804
                                                 -----------       -----------
          Total current liabilities               15,726,131        20,295,962
Long term liabilities:
     Long term debt........................       20,000,000        20,000,000
     Deferred income taxes.................        1,602,116         1,602,116
                                                 -----------       -----------
          Total liabilities                       37,328,247        41,898,078
                                                 -----------        ----------
Stockholders' equity:
     Common stock, par value $.01 per share
        60,000,000 shares authorized:
        38,769,514 and 39,202,689 shares
        issued in 1996 and 1997, respectively        387,695           392,027
     Additional paid-in capital............       90,172,863        90,388,612
     Retained earnings.....................       82,318,341        91,840,609
                                                 -----------      ------------

     Total stockholders' equity.............     172,878,899       182,621,248
                                                ------------      ------------
                                                $210,207,146      $224,519,326
                                                ============      ============

                          See notes to condensed financial statements

                                                         ADTRAN, INC.
                                                CONDENSED STATEMENTS OF INCOME

                                                          Unaudited

                                                       Three Months Ended
                                                            March 31,
                                                    1996                1997
Sales...................................         $54,544,441        61,230,184
Cost of sales...........................          28,809,326        29,438,797
                                                ------------       -----------

          Gross profit..................          25,735,115        31,791,387

Selling, general and administrative
  expenses..............................           7,257,687        10,537,516
Research and development expenses.......           5,501,374         6,995,257
                                                 -----------        ----------

          Income from operations........          12,976,054        14,258,614

Interest expense........................            (280,036)         (242,534)
Other income, net.......................             411,427           862,465
                                                ------------        -----------

Income before income taxes...............         13,107,445        14,878,545
Provision for income taxes...............         (4,484,057)       (5,356,277)
                                                ------------       ------------

          Net income.....................         $8,623,388        $9,522,268
                                                  ==========        ==========

Net income per common and common
          equivalent share...............        $       .22        $      .24
                                                 -----------        ----------

Weighted average common and common
          equivalent shares outstanding..         39,549,106        39,557,130
                                                 ===========       ===========



                   See notes to condensed financial statements

                                  ADTRAN, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                    Unaudited

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                1996                      1997
                                                                                ----                      ----
Cash flows from operating activities:
     Net income...............................................               $8,623,388                 $9,522,268
     Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation..........................................                  975,566                  1,716,073
        Provision for losses on accounts receivable...........                   (1,191)                         0
        Provision for losses on inventory.....................                  596,741                    211,975
        (Gain) loss on sale of property, plant and equipment..                     (329)                    (2,197)
        (Gain) loss on short-term investments.................                  316,165                      5,720
        Change in operating assets:
             Accounts receivable..............................                  118,515                  1,120,839
             Inventory........................................               (6,879,727)                (7,501,674)
             Other receivables................................                  664,771                     66,984
             Prepaid expenses.................................                 (510,232)                   295,959
        Change in operating liabilities:
             Accounts payable.................................               (1,276,277)                 1,558,845
             Accrued salaries.................................                 (482,505)                  (959,765)
             Accrued income taxes.............................                4,039,760                  3,805,845
             Accrued taxes other than income taxes............                    2,197                     (1,679)
             Accrued interest payable.........................                  226,633                          0
             Accrued vacation.................................                  149,702                    166,586
                                                                             ----------                  ---------
       Net cash provided by operating activities...............               6,563,177                 10,005,779
                                                                            -----------                -----------

Cash flows from investing activities:
     Expenditures for property, plant and equipment...........               (5,967,221)                (7,536,817)
     Proceeds from the disposition of property, plant and
        equipment                                                                 4,602                     14,671
     Net (purchase) sale of short-term investments............               (2,513,100)                 2,000,000
                                                                             -----------               -----------
     Net cash provided by (used in) investing activities......              (8,475,720)                 (5,522,146)
                                                                            -----------                -----------
Cash flows from financing activities:
     Proceeds from issuance of common stock...................                  187,316                    220,080
                                                                            -----------                 ----------
     Net cash provided by financing activities................                  187,316                    220,080
                                                                            -----------                 ----------
     Net increase (decrease) in cash and cash equivalents.....               (1,725,227)                 4,703,713

Cash and cash equivalents, beginning of period................               35,027,609                 44,839,131
                                                                            -----------                 ----------
Cash and cash equivalents, end of period......................              $33,302,382                $49,542,844
                                                                            ===========                ===========
Supplemental disclosure of cash flow information:
     Cash paid during the period for interest, net of
       $393,096 and $72,966 of capitalized interest in
       1996 and  1997, respectively........................                 $   111,458                $   242,534
                                                                            ===========                ===========
     Cash paid during the period for taxes....................              $   500,000                $ 1,714,580
                                                                            ===========                ===========

                               See notes to condensed financial statements

                                  ADTRAN, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


1. BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements of ADTRAN,Inc. (the "Company") have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and notes required by generally accepted accounting principles for complete financial statements are not included herein. In the opinion of management, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K.

 2. INVENTORY

     At December 31, 1996 and March 31, 1997, inventory consisted of the following:

                                              December 31,           March 31,
                                                 1996                  1997

     Raw materials                          $24,454,251            $26,419,020
     Work in progress                         2 963,220              4,761,198
     Finished goods                          13,375,175             16,902,127
                                            -----------            -----------
                                            $40,792,646            $48,082,345
                                            ===========            ===========


3. THE ALABAMA STATE  INDUSTRIAL  DEVELOPMENT  AUTHORITY

     The Company's long-term debt outstanding as of March 31, 1997 consisted of a loan in the amount of $20,000,000 related to the expansion of the Company's facilities in Huntsville, Alabama. The Company is continuing a project to expand its facilities in Huntsville in several phases over the next three years at a cost of approximately $131,000,000 of which $41,261,967 had been incurred at March 31, 1997. The debt associated with $50,000,000 of this project has been approved for participation in an incentive program offered by the Alabama State Industrial Development Authority (the "Authority"). That program enables participating companies such as the Company to generate Alabama corporate income tax credits that can be used to reduce the amount of Alabama corporate income taxes that would otherwise be payable. In January 1995, the Authority issued $20,000,000 of its taxable revenue bonds (the "Original Bond"), pursuant to such program and loaned the proceeds from the sale of the Original Bond to the Company. The Original Bond was purchased by AmSouth Bank of Alabama, Birmingham, Alabama (the "Bank"), pursuant to a Financing Agreement dated January 1, 1995 (the "Original Financing Agreement"). First Union National Bank of Tennessee (the "Bondholder") agreed to purchase the Original Bond from the Bank. On April 21, 1997, the Authority adopted a resolution authorizing the amendment of documents relating to the $50,000,000 Taxable Revenue Bond, Series 1995 (ADTRAN, Inc. Project). On April 25, 1997, the Bondholder, pursuant to the First Amended and Restated Financing Agreement dated April 25, 1997, purchased the Original Bond from the Bank. The Authority issued an additional $30,000,000 of its taxable revenue bonds (the "Amended and Restated Bond"), pursuant to such program and loaned the proceeds form the sale of the Amended and Restaed Bond to the Company, increasing the Company's long-term debt to $50,000,000 as of April 25, 1997. The Amended and Restated Bond was purchased by the Bondholder. The Amended and Restated Bond will bear interest, payable monthly, at the rate of 45 basis points over the money market rate of the Bondholder and will mature on January 1, 2020. The Company has agreed to make payments to the Authority in amounts necessary to pay the principal of and interest on the Original Bond and the Amended and Restated Bond. Construction on the project began in March 1995 and certain phases were completed by March 31, 1997. There can be no assurance that the State of Alabama will continue to make these corporate income tax credit available in the future, and the Company therefore may not realize the full benefit of these incentives.

4.  RECENT ACCOUNTING DEVELOPMENTS

     In February 1997, the Financial Accounting Standards Board Issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). SFAS 128 supersedes existing generally accepted accounting principles relative to the calculation of earnings per share, is effective for years ending after December 15, 1997 and requires restatement of all prior period earnings per share information upon adoption. Generally, SFAS 128 requires a calculation of basic earnings per share, which takes into consideration income (loss) available to common shareholders and the weighted average of common shares outstanding. SFAS 128 also requires the calculation of a diluted earnings per share, which takes into account the impact of all additional common shares that would have been outstanding if all dilutive potential common shares relating to options, warrants, and convertible securities had been issued, as long as their effect is dilutive, with a related adjustment of income available for common shareholders, as appropriate. SFAS 128 requires dual presentation of basic and diluted earnings per share on the face of the statement of operations and requires a reconciliation of the numerator and denominator of the basic earnings per share computation. The Company does not expect the effect of its adoption of SFAS 128 to be material.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     When used in this Form 10-Q, the words "believe," "anticipate," "think," "intend," "will be," and similar expression identify forward looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward looking statements which speak only as of the date hereof. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, including the disclosures made in other periodic reports on Forms 10-K, 10-Q and 8-K filed with the Securities and Exchange Commission.

Results of Operations - Three Months Ended March 31, 1996 Compared to Three
                        Months Ended March 31, 1997

     Sales

     The Company's sales increased 12.3% from $54,544,441 in the three months ended March 31, 1996 to $61,230,184 in the three months ended March 31, 1997. The increased sales resulted from an increase in sales volume to existing customers and from increased market penetration. Sales to Telcos increased 14.9% from $32,385,385 in the three months ended March 31, 1996 to $37,208,097 in the three months ended March 31, 1997. The increase in Telco sales in the 1997 period resulted primarily from increased sales of Integrated Services Digital
Network ("ISDN") products and increased sales of High bit-rate Digital Subscriber Line ("HDSL") products. Telco sales as a percentage of total sales increased from 59.4% in the three months ended March 31, 1996 to 60.8% in the three months ended March 31, 1997. Sales of CPE products increased 16.0% from $15,143,210 in the three months ended March 31, 1996 to $17,568,943 in the three months ended March 31, 1997, as a result of increased CPE sales of ISDN products and T1 Service Unit ("TSU") products. OEM sales decreased 8.0% from $7,015,846 in the three months ended March 31, 1996 to $6,453,144 in the three months ended March 31, 1997. This decrease was attributable primarily to reduced demand related to mature programs combined with the low volume normally encountered on new programs. Additionally, the Company has converted numerous products originally developed under OEM contract status to ADTRAN standard product status. This conversion was accomplished with permission from the OEM contract holders and was done to allow the Company to pursue markets directly that will no longer support a two tier distribution structure. The financial effect of the increase in overall unit volume was offset somewhat by lower unit selling prices for many of the Company's products.

     Cost of Sales

     Cost of sales increased 2.2% from $28,809,326 in the three months ended March 31, 1996 to $29,438,797 in the three months ended March 31, 1997, primarily as a result of the increase in sales. As a percentage of sales, cost of sales decreased from 52.8% in the three months ended March 31, 1996 to 48.1% in the three months ended March 31, 1997. An important part of the Company's strategy is to reduce the product cost of each succeeding product generation and then to lower the product's price based on the cost savings achieved. This strategy sometimes results in variations in the Company's gross profit margin due to timing differences between recognition of cost reductions and the lowering of product selling prices. In view of the rapid pace of new product introductions by the Company, this strategy may result in variations in gross profit margins that,for any particular financial period, can be difficult to predict.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased 45.2% from $7,257,687 in the three months ended March 31, 1996 to $10,537,516 in the three months ended March 31, 1997. The increase was due to additional sales and support expenditures necessary as a result of the Company's expanded sales base. Selling, general and administrative expenses as a percentage of sales increased from 13.3% in the three months ended March 31, 1996 to 17.2% in the three months ended March 31, 1997.

     Research and Development Expenses

     Research and development expenses increased 27.2% from $5,501,374 in the three months ended March 31, 1996 to $6,995,257 in the three months ended March 31, 1997. The increase was due to increased engineering costs associated with new product introductions and product cost and feature enhancement activities. As a percentage of sales, research and development expenses increased from 10.1% in the three months ended March 31, 1996 to 11.4% in the three months ended March 31, 1997.

     Interest Expense

     Interest expense decreased 13.4% from $280,036 in the three months ended March 31, 1996 to $242,534 in the three months ended March 31, 1997. This decrease was due to capitalization of the interest cost incurred as a part of the cost of acquiring certain assets. The Company paid interest on $20,000,000 of revenue bond proceeds loaned to the Company in January 1995, which proceeds are being used to expand the Company's facilities in Huntsville, Alabama. See "Liquidity and Capital Resources" below.

     Net Income

     As a result of the above factors, net income increased 10.4% from $8,623,388 in the three months ended March 31, 1996 to $9,522,268 in the three months ended March 31, 1997. As a percentage of sales, net income decreased slightly from 15.8% in the three months ended March 31, 1996 to 15.6% in the three months ended March 31, 1997.


Liquidity and Capital Resources

     The Company is continuing a project to expand its facilities in Huntsville in several phases over the next three years at a cost of approximately $131,000,000 of which $41,261,967 had been incurred at March 31, 1997. The debt associated with $50,000,000 of this project has been approved for participation in an incentive program offered by the Alabama State Industrial Development Authority (the "Authority"). The Authority issued an additional $30,000,000 of its taxable revenue bonds (the "Amended and Restated Bond"), pursuant to such program and loaned the proceeds from the sale of the Amended and Restated Bond to the Company, increasing the Company's long-term debt to $50,000,000 as of April 25, 1997. The Company will make payments to the Authority in amounts necessary to pay the principal of and interest on the Amended and Restated Bond, which matures on January 1, 2020.

     The Company's working capital position improved from $140,509,802 as of December 31, 1996 to $144,443,881 as of March 31, 1997. This improvement in the Company's working capital position was due primarily to increased earnings. The Company has used, and expects to continue to use, the remaining proceeds of prior public offerings for working capital and other general corporate purposes, including (i) product development activities to enhance its existing products and develop new products and (ii) expansion of sales and marketing activities.
Inventory increased 17.9% from December 31, 1996 to March 31, 1997. This increase was attributable to the Company's desire to ship larger orders to customers from available stock.

     Capital expenditures totaling $29,661,438 in 1996 and $7,536,817 in the first three months of 1997 were used to expand the Company's headquarters and to purchase equipment.

     At March 31, 1997, the Company's cash on hand of $49,542,844 short-term investments of $30,550,210 and $10,000,000 available under a $10,000,000 bank line of credit placed the Company's potential cash availability at $90,093,054, of which a portion is being used to expand the Company's facilities under the incentive program described above. The Company's $10,000,000 bank line of credit bears interest at the rate of 87.5 basis points over the 30 day London inter-bank offered rate and expires in May 1997. The Company intends to renew its $10,000,000 bank line of credit upon expiration.

     The Company intends to finance its operations in the future with cash flow from operations, the remaining net proceeds of the public offerings, amounts available under the bank line of credit, borrowed taxable revenue bond proceeds, and possible additional public financings. These available sources of funds are expected to be adequate to meet the Company's operating and capital needs for the foreseeable future.

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

           (a)   The following exhibits are being filed with this report.

                 Exhibit No.      Description

                      10.1 Documents relating to the $50,000,000 Taxable Revenue Bond, Series 1995 (ADTRAN, Inc. Project) issued by the State Industrial Development Authority.

                                   (a)  First Amended and Restated Financing
                                        Agreement dated April 25, 1997
                                        among the State Industrial Development
                                        Authority,a public corporation organized under the laws of the State of Alabama (the "Authority"), the Company and First Union National Bank of Tennessee, a national banking corporation (the Bondholder);

                                   (b)  First Amended and Restated Loan
                                        Agreement dated April 25, 1997
                                        between the Authority and the Company;

                                   (c)  First Amended and Restated Specimen
                                        Taxable Revenue Bond, Series 1995
                                        (ADTRAN, Inc. Project);

                                   (d) First Amended and Restated Specimen Note from the Company the the Bondholder, dated April 25, 1997;

                                   (e)  Investment Agreement dated April 25,
                                        1997 among the Company, the Bondholder
                                        and AmSouth Bank  of Alabama, an
                                        Alabama banking corporation;

                                   (f)  Resolution of the Authority authorizing
                                        the amendment of certain documents dated
                                        April 25, 1997 relating to the
                                        $50,000,000 Taxable Revenue Bond, Series
                                        1995 (ADTRAN, Inc. Project);

                                   (g)  Resolution of the Company authorizing
                                        the First Amended and Restated Financing
                                        Agreement, the First Amended and
                                        Restated Loan  Agreement, the First
                                        Amended and Restated Note and the
                                        Investment Agreement.

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


                                            ADTRAN, INC.
                                           (Registrant)


Date:  May 9, 1997                         /s/John R. Cooper
                                           -----------------
                                              John R. Cooper
                                              Vice President - Finance and
                                              Chief Financial Officer

                                 INDEX OF EXHIBITS


Exhibit No.     Description                                    Page Number

     10.1      Documents relating to the $50,000,000 Taxable
               Revenue Bond, Series 1995 (ADTRAN, Inc.Project issued by the State Industrial Development
               Authority.

              (a)  First Amended and Restated Financing Agreement dated
                   April 25, 1997, among the State Industrial Development Authority, a public corporation organized under the laws of the State of Alabama (the "Authority") the Company and First Union National Bank of
                   Tennessee, a national banking corporation (the Bondholder)

              (b)  First Amended and Restated Loan Agreement dated
                   April 25, 1997 between the Authority and the Company;

              (c) First Amended and Restated Specimen Taxable Revenue Bond, Series 1995 (ADTRAN, Inc. Project);

              (d) First Amended and Restated Specimen Note from the Company the the Bondholder, dated April 25, 1997;

              (e) Investment Agreement dated April 25, 1997 among the Company, the Bondholder and AmSouth Bank of Alabama, an Alabama banking corporation;

              (f) Resolution of the Authority authorizing the amendment of certain documents dated April 25, 1997 relating to the $50,000,000 Taxable Revenue Bond, Series 1995 (ADTRAN, Inc. Project);

              (g) Resolution of the Company authorizing the First Amended and Restated Financing Agreement, the First Amended and Restated Loan Agreement, the First Amended and Restated Note and the Investment Agreement.


     11       Weighted Average Common and Common Equivalent
              Share Outstanding                                            15

     27       Financial Data Schedule                                      16