Form 10-Q
period 1997-06-30
ADTRAN INC
filed 1997-08-13
CIK 926282

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549
                                   FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934
                   For the Quarterly Period Ended June 30, 1997

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

              901 Explorer Boulevard, Huntsville, Alabama 35806-280 (Address of principal executive offices, including zip code)

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

                Class                              Outstanding at July 31, 1997

Common Stock, $.01 Par Value                             39,264,889 shares



                                Page 1 of 17
                         Index of Exhibits on Page 15

                                  ADTRAN, INC.
                          Quarterly Report on Form 10-Q
                       For the  Quarter Ended June 30, 1997

                               Table of Contents

Item                                                                   Page
Number                   PART I.  FINANCIAL INFORMATION               Number

1              Financial Statements:
               Condensed Balance Sheets as of December 31, 1996
               and June 30, 1997                                         3

               Condensed Statements of Income for the three
               and six  months ended June 30, 1996 and 1997              4

               Condensed Statements of Cash Flows for the six
               months ended June 30,  1996 and 1997                      5

               Notes to Condensed Financial Statements                   6

2              Management's Discussion and Analysis of Financial
               Condition and Results of Operations                       8

                       PART II. OTHER INFORMATION

4                Submission of Matters to a Vote of Security Holders     12

6                Exhibits and Reports on Form 8-K                        13

                                                        SIGNATURE        14

                                                    INDEX OF EXHIBITS    15

                             PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                                        ADTRAN, INC.
                                                  CONDENSED BALANCE SHEETS

                                                        ASSETS

                                                                              December 31,                 June 30
                                                                                 1996                       1997
                                                                                                        (Unaudited)
Current assets:
     Cash and cash equivalents................................                 $44,839,131               $21,578,144
     Short-term investments...................................                  32,555,930                28,533,240
     Accounts receivable, less allowance for
        doubtful accounts of $872,724 and $859,542
        in 1996 and 1997, respectively........................                  33,825,560                31,755,693
     Other receivables........................................                     362,578                   453,585
     Inventory................................................                  40,792,646                54,919,252
     Prepaid expenses.........................................                   2,261,338                 2,305,986
     Deferred tax assets......................................                  1,598,750                  1,598,750
                                                                                ---------                  ---------
               Total current assets                                            156,235,933               141,144,650

Property, plant and equipment, less accumulated
     depreciation of $13,637,007 and $17,188,755
     in 1996 and 1997, respectively...........................                  53,971,213                62,171,355

Long-term investments.........................................                           0                50,000,000
                                                                              ------------                ----------

                                                                              $210,207,146              $253,316,005
                                                                              ============              ============

                                            LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
     Accounts payable.........................................                  $9,350,266                $9,819,502
     Accrued salaries.........................................                   2,454,194                 2,071,625
     Accrued income taxes.....................................                   1,803,706                         0
     Accrued taxes other than income taxes....................                     338,997                   350,997
     Accrued interest payable.................................                      59,594                         0
     Warranty payable.........................................                   1,026,156                 1,080,270
     Accrued vacation.........................................                     693,218                   923,824
                                                                                   -------                   -------
          Total current liabilities                                             15,726,131                14,246,218
Long term liabilities:
     Long term debt...........................................                  20,000,000                50,000,000
     Deferred income taxes....................................                   1,602,116                 1,602,116
                                                                                 ---------                 ---------
          Total liabilities                                                     37,328,247                65,848,334
                                                                                ----------                ----------

Stockholders' equity:
     Common stock, par value $.01 per share
        200,000,000 shares authorized: 38,769,514 and
        39,312,639 shares issued in 1996 and 1997, respectively                    387,695                   393,126
     Additional paid-in capital...............................                  90,172,863                90,453,662
     Retained earnings........................................                  82,318,341                98,820,883
     Treasury stock at cost, 100,000 shares...................                           0                (2,200,000)
     Net stockholders' equity.................................        `        172,878,899               187,467,671
                                                                               -----------               -----------

                                                                              $210,207,146              $253,316,005

                                  See notes to condensed financial statements

                                  ADTRAN, INC.
                         CONDENSED STATEMENTS OF INCOME

                                    Unaudited



                                                                  Three Months Ended                        Six Months Ended
                                                                       June 30,                                 June 30,
                                                                1996               1997                1996              1997

Sales................................................         $63,305,259       $59,125,208        $117,849,700       $120,355,392
Cost of sales.......................................           33,370,298        30,493,144          62,230,572         59,931,941
                                                               ----------        ----------          ----------         ----------

          Gross profit...............................          29,934,961        28,632,064          55,619,128         60,423,451

Selling, general and administrative expenses.........           7,959,675        10,624,484          15,217,363         21,161,999
Research and development expenses                               6,173,695         7,716,639          11,624,120         14,711,897
                                                                ---------         ---------          ----------         ----------

          Income from operations.....................          15,801,591        10,290,941          28,777,645         24,549,555

Interest expense....................................             (166,834)         (508,665)           (446,870)          (751,199)
Other income.........................................             667,861         1,124,401           1,079,288          1,986,866
                                                                  -------         ---------           ---------          ---------

Income before income taxes...........................          16,302,618        10,906,677          29,410,063         25,785,222
Provision for income taxes...........................          (5,962,397)       (3,926,404)        (10,446,454)        (9,282,680)
                                                               ----------        ----------         -----------         ----------

          Net income.................................         $10,340,221        $6,980,273         $18,963,609        $16,502,542
                                                              ===========        ==========         ===========        ===========

Net income per common and common
          equivalent share...........................         $       .26        $      .18         $       .48        $       .42
                                                              -----------        ----------         -----------        -----------

Weighted average common and common
          equivalent shares outstanding..............          39,581,732        39,525,254          39,580,123         39,539,532
                                                               ==========        ==========          ==========         ==========



                                 See notes  to condensed financial statements

                                                     ADTRAN, INC.
                                          CONDENSED STATEMENTS OF CASH FLOWS
                                                      Unaudited

                                                                                         Six Months Ended
                                                                                             June 30,
                                                                                    1996                 1997
                                                                                    ----                 ----
Cash flows from operating activities:
     Net income...............................................                 $18,963,609           $16,502,542
     Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation..........................................                   2,048,429             3,597,865
        Provision for losses on accounts receivable...........                     154,598                     0
        Provision for losses on inventory.....................                   1,702,954             1,216,879
        Provision for losses on warranty claims...............                     529,729               702,402
        (Gain) loss on sale of property, plant and equipment..                      12,861               (12,220)
        Loss  on short-term investments.......................                     355,885                55,930
        Change in operating assets:
             Accounts receivable..............................                  (3,653,650)            2,069,867
          Inventory...........................................                  (2,794,996)          (15,343,485)
             Other current assets.............................                    (381,409)             (135,655)
        Change in operating liabilities:
             Accounts payable.................................                  (2,913,244)              469,236
             Other liabilities................................                    (649,695)           (2,651,551)
                                                                                ----------            ----------
        Net cash provided by operating activities............                   13,375,071             6,471,810

Cash flows from investing activities:
     Expenditures for property, plant and equipment...........                 (16,535,490)          (11,814,233)
     Proceeds from the disposition of property, plant and
        equipment.............................................                       4,602                28,446
     Purchase of restricted investments.......................                           0           (50,000,000)
     Net (purchase) sale of short-term investments............                   (2,478,820)           3,966,760
                                                                                 -----------           ---------
          Net cash provided by (used in) investing activities.                  (19,009,708)         (57,819,026)
                                                                                ------------         ------------

Cash flows from financing activities:
     Proceeds from issuance of bonds..........................                           0            50,000,000
     Redemption of bonds payable..............................                           0           (20,000,000)
     Purchase of  treasury stock..............................                           0            (2,200,000)
     Proceeds from issuance of common stock...................                     468,692               286,230
                                                                                   -------               -------
     Net cash provided by financing activities................                     468,692            28,086,230
                                                                                   -------            ----------
          Net increase (decrease) in cash and cash equivalents                   (5,165,945)         (23,260,987)

Cash and cash equivalents, beginning of period................                  35,027,609            44,839,131
                                                                                ----------            ----------
Cash and cash equivalents, end of period......................                 $29,861,664           $21,578,144
                                                                               ===========           ===========
Supplemental disclosure of cash flow information:
     Cash paid during the period for interest, net of $193,566
        and $126,434 of capitalized interest in 1996 and
        1997,  respectively...................................                $    658,653              $848,506
     Cash paid during the period for taxes....................                $ 11,168,075           $11,673,130
                                                                              ============           ===========


                        See notes to condensed financial statements

                               ADTRAN, INC.
                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                              (Unaudited)


     1. BASIS OF PRESENTATION The accompanying unaudited condensed financial statements of ADTRAN, Inc. (the "Company") have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and notes required by generally accepted accounting principles for complete financial statements are not included herein. In the opinion of management, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K.


2.    INVENTORY

     At  December  31,  1996 and  June  30,  1997,  inventory  consisted  of the following:
                                        December 31,              June 30,
                                            1996                    1997

    Raw materials                       $24,454,251             $30,847,510
    Work in progress                      2,963,220               5,723,930
    Finished goods                       13,375,175              18,347,812
                                        -----------             -----------
                                        $40,792,646             $54,919,252


3.    THE ALABAMA STATE INDUSTRIAL DEVELOPMENT AUTHORITY

     The Company's long-term debt outstanding as of June 30, 1997,consisted of a loan in the amount of $50,000,000 related to the expansion of the Company's facilities in Huntsville, Alabama. The Company is continuing a project to expand its facilities in Huntsville in phases over the next four years at a cost expected to exceed $100,000,000, of which $43,331,614 had been incurred at June 30, 1997. The debt associated with $50,000,000 of this project has been approved for participation in an incentive program offered by the Alabama State Industrial Development Authority (the "Authority"). That incentive program enables participating companies such as the Company to generate Alabama corporate income tax credits that can be used to reduce the amount of Alabama corporate income taxes that would otherwise be payable. There can be no assurance that the State of Alabama will continue to make these corporate income tax credits available in the future, and the Company therefore may not realize the full benefit of these incentives. The Company will make payments to the Authority in amounts necessary to pay the principal of and interest on the Authority's Taxable Revenue Bond, Series 1995 (ADTRAN, Inc. Project), as amended, currently outstanding in the aggregate principal amount of $50,000,000. Said bond matures on January 1, 2020, and bears interest at the rate of 45 basis points over the money market rate of First Union National Bank of Tennessee.

4.   RECENT ACCOUNTING DEVELOPMENTS

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). SFAS 128 supersedes existing generally accepted accounting principles relative to the calculation of earnings per share, is effective for years ending after December 15, 1997 and requires restatement of all prior period earnings per share information upon adoption. Generally, SFAS 128 requires a calculation of basic earnings per share, which takes into consideration income (loss) available to common shareholders and the weighted average of common shares outstanding. SFAS 128 also requires the calculation of diluted earnings per share, which takes into account the impact of all additional common shares that would have been outstanding if all dilutive potential common shares relating to options, warrants, and convertible securities had been issued, as long as their effect is dilutive, with a related adjustment of income available for common shareholders, as appropriate. SFAS 128 requires dual presentation of basic and diluted earnings per share on the face of the statement of operations and requires a reconciliation of the numerator and denominator of the basic earnings per share computation. The Company does not expect the effect of its adoption of SFAS 128 to be material.

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

      The Company's sales have increased each year, with the exception of the second quarter of 1997, due primarily to increases in the number of units sold to both new and existing customers. These annual sales increases reflect the Company's strategy of increasing unit volume and market share through the introduction of succeeding generations of products having lower selling prices and increased functionality as compared to the prior generation of a product and to the products of competitors. An important part of the Company's strategy is to engineer the reduction of the product cost of each succeeding product generation and then to lower the product's price based on the cost savings achieved. As a part of this strategy, the Company seeks in most instances to be a low cost, high quality provider of products in its markets. The Company's success to date is attributable in large measure to its ability to initially design its products with a view to their subsequent re-design, allowing efficient enhancements of the product in each succeeding product generation. This strategy has enabled the Company to sell succeeding generations of products to existing customers as well as to increase its market share by selling these enhanced products to new customers.

      The Company intends to retain all earnings for use in the development of its business and does not anticipate paying any cash dividends in the foreseeable future.

      When used in this Form 10-Q, the words "believe," "anticipate," "think," "intend," "will be," and similar expressions identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward looking statements which speak only as of the date hereof. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, including the disclosures made in other periodic reports on Forms 10-K, 10-Q and 8-K, when appropriate, filed with the Securities and Exchange Commission.

Results of Operations - Three Months and Six Months Ended June 30, 1996 Compared to Three Months and Six Months Ended June 30, 1997

         Sales

         The Company's sales decreased 6.6% from $63,305,259 in the three months ended June 30, 1996 to $59,125,208 in the three months ended June 30, 1997. However, sales increased 2.1% from $117,849,700 in the six months ended June 30, 1996 to $120,355,392 in the six months ended June 30, 1997. The increased sales resulted from an increase in sales volume to existing customers and from increased market penetration. Sales to Telcos decreased 13.4% from $40,333,248 in the three months ended June 30, 1996 to $34,944,502 in the three months ended June 30, 1997 and decreased less than 1% from $72,718,633 in the six months ended June 30, 1996 to $72,152,599 in the six months ended June 30, 1997. The decrease in Telco sales in the 1997 period resulted primarily from decreased sales of Integrated Services Digital Network ("ISDN") products and Digital Data Service ("DDS") products. Telco sales as a percentage of total sales decreased from 63.7% in the three months ended June 30, 1996 to 59.1% in the three months ended June 30, 1997 and decreased from 61.7% in the six months ended June 30, 1996 to 60.0% in the six months ended June 30, 1997. Sales of CPE products increased 30.7% from $15,582,164 in the three months ended June 30, 1996 to $20,361,008 in the three months ended June 30, 1997 and increased 23.4% from $30,725,374 in the six months ended June 30, 1996 to $37,929,951 in the six months ended June 30, 1997, as a result of increased CPE sales of ISDN products and T1 Service Unit ("TSU") products. OEM sales decreased 48.3% from $7,389,848 in the three months ended June 30, 1996 to $3,819,698 in the three months ended June 30, 1997 and decreased 28.7% from $14,405,693 in the six months ended June 30, 1996 to $10,272,842 in the six months ended June 30, 1997. This decrease was attributable primarily to reduced demand related to mature programs combined with the low volume normally encountered on new programs. Additionally, the Company has converted numerous products originally developed under OEM contract status to ADTRAN standard product status. This conversion was accomplished with permission from the OEM contract holders and was done to allow the Company to pursue markets directly that will no longer support a two-tier distribution structure. The financial effect of the increase in overall unit volume was offset somewhat by lower unit selling prices for many of the Company's products.

         Cost of Sales

         Cost of sales decreased 8.6% from $33,370,298 in the three months ended June 30, 1996 to $30,493,144 in the three months ended June 30, 1997 and decreased 3.7% from $62,230,572 in the six months ended June 30, 1996 to $59,931,941 in the six months ended June 30, 1997. As a percentage of sales, cost of sales decreased from 52.7% in the three months ended June 30, 1996 to 51.6% in the three months ended June 30, 1997 and decreased from 52.8% in the six months ended June 30, 1996 to 49.8%in the six months ended June 30, 1997. An important part of the Company's strategy is to reduce the product cost of each succeeding product generation and then to lower the product's price based on the cost savings achieved. This strategy sometimes results in variations in the Company's gross profit margin due to timing differences between the recognition of cost reductions and the lowering of product selling prices. In view of the rapid pace of new product introductions by the Company, this strategy may result in variations in gross profit margins that, for any particular financial period, can be difficult to predict.


         Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased 33.5% from $7,959,675 in the three months ended June 30, 1996 to $10,624,484 in the three months ended June 30, 1997 and increased 39.1% from $15,217,363 in the six months ended June 30, 1996 to $21,161,999 in the six months ended June 30, 1997. The increase was due to additional sales and support expenditures necessary as a result of the Company's expanded sales base, increased distribution activities associated with the CPE market, and general expansion into international markets. Selling, general and administrative expenses as a percentage of sales increased from 12.6% in the three months ended June 30, 1996 to 18.0% in the three months ended June 30, 1997 and increased from 12.9% in the six months ended June 30, 1996 to 17.6% in the six months ended June 30, 1997.

         Research and Development Expenses

         Research and development expenses increased 25.0% from $6,173,695 in the three months ended June 30, 1996 to $7,716,639 in the three months ended June 30, 1997 and increased 26.6% from $11,624,120 in the six months ended June 30, 1996 to $14,711,897 in the six months ended June 30, 1997. The increase was due to increased engineering costs associated with new product introductions and product cost and feature enhancement activities. As a percentage of sales, research and development expenses increased from 9.8% in the three months ended June 30, 1996 to 13.1% in the three months ended June 30, 1997 and increased from 9.9% in the six months ended June 30, 1996 to 12.2% in the six months ended June 30, 1997.

         Interest Expense

         Interest expense increased 204.9% from $166,834 in the three months ended June 30, 1996 to $508,665 in the three months ended June 30, 1997 and increased 68.1% from $446,870 in the six months ended June 30, 1996 to $751,199 in the six months ended June 30, 1997. The increase was due to interest cost incurred as a part of the cost of acquiring certain assets. The Company paid interest on $50,000,000 of revenue bond proceeds of which $20,000,000 was loaned to the Company in January 1995 and $30,000,000 was loaned to the Company in April 1997. The proceeds are being used to expand the Company's facilities in Huntsville, Alabama. See "Liquidity and Capital Resources" below.

         Net Income

         As a result of the above factors, net income decreased 32.5% from $10,340,221 in the three months ended June 30, 1996, to $6,980,273 in the three months ended June 30, 1997 and decreased 13.0% from $18,963,609 in the six months ended June 30, 1996 to $16,502,542 in the six months ended June 30, 1997. As a percentage of sales, net income decreased from 16.3% in the three months ended June 30, 1996 to 11.8% in the three months ended June 30, 1997 and decreased from 16.1% in the six months ended June 30, 1996 to 13.7% in the six months ended June 30, 1997.


Liquidity and Capital Resources

     The Company is continuing a project to expand its facilities in Huntsville, Alabama in phases over the next four years at a cost expected to exceed $100,000,000 of which $43,331,614 had been incurred at June 30, 1997. The debt associated with $50,000,000 of this project has been approved for participation in an incentive program offered by the Alabama State Industrial Development Authority (the "Authority"). That incentive program enables participating companies such as the Company to generate Alabama corporate income tax credits that can be used to reduce the amount of Alabama corporate income taxes that would otherwise be payable. There can be no assurance that the State of Alabama will continue to make these corporate income tax credits available in the future, and the Company therefore may not realize the full benefit of these incentives. The Company will make payments to the Authority in amounts necessary to pay the principal of and interest on the Authority's Taxable Revenue Bond, Series 1995 (ADTRAN, Inc. Project), as amended, currently outstanding in the aggregate principal amount of $50,000,000. Said bond matures on January 1, 2020 and bears interest at the rate of 45 basis points over the money market rate of First Union National Bank.

         The Company's working capital position declined from $140,509,802 as of December 31, 1996 to $126,898,432 as of June 30, 1997. This decline was due to a reclassification of the Company's investments in the amount of $20,000,000 that were classified as a short-term investment at December 31, 1996 and reinvested on April 25, 1997 as a long-term investment. The Company has used, and expects to continue to use, the remaining proceeds of prior public offerings for working capital and other general corporate purposes, including (i) product development activities to enhance its existing products and develop new products and (ii) expansion of sales and marketing activities. Inventory increased 34.6% from December 31, 1996 to June 30, 1997. This increase was attributable to the introduction of new products and to lower than anticipated sales volume.

         On March 31, 1997, the Board of Directors authorized the Company to repurchase up to 1,000,000 shares of the Company's outstanding common stock. As of June 30, 1997, the Company had repurchased 100,000 shares of its common stock at a total cost of $2,200,000.

         Capital expenditures totaling $29,661,438 in 1996 and $11,814,233 in the first six months of 1997 were used to expand the Company's headquarters and to purchase equipment.

         At June 30, 1997, the Company's cash on hand of $21,578,144, investments of $28,533,240 and $10,000,000 available under a $10,000,000 bank line of credit placed the Company's potential cash availability at $60,111,384, of which a portion is being used to expand the Company's facilities under the incentive program described above. The Company's $10,000,000 bank line of credit bears interest at the rate of 87.5 basis points over the 30 day London inter-bank offered rate. The Company intends to renew its $10,000,000 bank line of credit upon expiration.

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

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

          The 1997 Annual Meeting of Stockholders of the Company was held on April 23, 1997. Proxies with regard to the matters to be voted upon at the Annual Meeting were solicited under Regulation 14A of the Securities Exchange Act of 1934, as amended. Set forth below is a brief description of each matter voted upon at the Annual Meeting and the results of the voting on each such matter.

         (a) Election of the seven directors named below to serve until the next Annual Meeting of Stockholders. There was no solicitation in opposition to any of the nominees listed in the proxy statement, and all of the nominees were elected.

                                                        Votes
         Nominees                            For                     Withheld
     Mark C. Smith                       36,871,579                   125,545
     Lonnie S. McMillian                 36,872,829                   124,295
     Howard A. Thrailkill                36,660,354                   336,770
     O.Gene Gabbard                      36,886,383                   110,741
     William J. Marks                    35,405,168                 1,591,956
     Roy J. Nichols                      36,885,179                   111,945
     James L. North                      36,652,429                   344,695

         (b) Resolution to adopt an amendment to the Certificate of Incorporation of the Company to increase the number of authorized shares of Common Stock, par value $.01 per share, from 60,000,000 shares to 200,000,000 shares.
                                           Votes
                For                       Against                     Abstain

               34,848,623                2,130,511                     17,990


         (c) Resolution to adopt an amendment to the ADTRAN, Inc. 1996 Employees Incentive Stock Option Plan to increase the number of shares available for issuance thereunder from 488,100 shares to 2,488,100 shares.


                                           Votes
                 For                      Against                     Abstain

                 31,317,653               334,963                       25,810

     (d) Ratification of the appointment of Coopers & Lybrand L.L.P. as independent accountants of the Company for 1997.

                                          Votes
              For                        Against                      Abstain

              36,963,311                  17,245                       16,568

Item 6.   Exhibits and Reports on Form 8-K

           (a)   The following exhibits are being filed with this report.

                   Exhibit No.          Description

                        11 Weighted Average Common and Common Equivalent Shares Outstanding

                        27        Financial Data Schedule


           (b)   Reports on Form 8-K.  None

                               SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    ADTRAN, INC.
                                                   (Registrant)



Date:  August 13, 1997                             /s/ John R. Cooper
                                                   ------------------
                                                   John R. Cooper
                                                   Vice President - Finance and
                                                   Chief Financial Officer

                             INDEX OF EXHIBITS




        Exhibit No.            Description                             Page No.

              11         Weighted Average Common and Common Equivalent
                         Shares Outstanding                                16

              27         Financial Data Schedule                           17