Form 10-Q
period 1997-09-30
ADTRAN INC
filed 1997-11-13
CIK 926282

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q

                   [X] Quarterly  Report  Pursuant to Section 13 or 15(d) of the
                     Securities Exchange Act
                                     of 1934
                For the Quarterly Period Ended September 30, 1997

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

Class                                         Outstanding at October 31,1997
Common Stock, $.01 Par Value                            39,370,819 shares





                                  Page 1 of 15
                          Index of Exhibits on Page 14

                                  ADTRAN, INC.

                          Quarterly Report on Form 10-Q
                    For the Quarter Ended September 30, 1997

                                Table of Contents
Item Number                                                            Page
                      PART I. FINANCIAL INFORMATION                    Number

1                Financial Statements:

                 Condensed Balance Sheets as of December
                 31, 1996 and September  30, 1997                        3

                 Condensed Statements of Income for the
                 three and nine months ended September
                 30, 1996 and 1997                                       4

                 Condensed Statements of Cash Flows for the nine
                 months ended September 30,  1996 and 1997               5

                 Notes to Condensed Financial Statements                 6

2                Management's Discussion and Analysis of
                 Financial Condition and Results of Operations           8

                           PART II. OTHER INFORMATION

6                Exhibits and Reports on Form 8-K                       12

                                                 SIGNATURE              13

                                                 INDEX OF EXHIBITS      14

                                               PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                                         ADTRAN, INC.
                                                  CONDENSED BALANCE SHEETS

                                     ASSETS
                                                                              September 30,             December 31,
                                                                                  1997                     1996
                                                                               (Unaudited)
Current assets:
     Cash and cash equivalents................................                 $27,082,564               $44,839,131
     Short-term investments...................................                  33,533,240                32,555,930
     Accounts receivable, less allowance for
        doubtful accounts of $872,724 and $900,000
        in 1996 and 1997, respectively........................                  37,679,530                33,825,560
     Other receivables........................................                     420,407                   362,578
     Inventory................................................                  46,618,219                40,792,646
     Prepaid expenses.........................................                   3,521,951                 3,860,088
                                                                                 ---------                 ---------
               Total current assets                                            148,855,911               156,235,933

Property, plant and equipment, less accumulated
     depreciation of  $18,982,515 and $13,637,007
     in 1997 and 1996, respectively...........................                  64,390,736                53,971,213
Other Assets..................................................                     200,000                         0
Long-term investments.........................................                  50,000,000                         0
                                                                                ----------
                                                                              $263,446,647              $210,207,146
                                                                              ============              ============

                                            LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
     Accounts payable.........................................                  $8,087,087                $9,350,266
     Accrued salaries.........................................                   1,613,563                 2,454,194
     Accrued income taxes.....................................                     835,452                 1,803,706
     Accrued taxes other than income taxes....................                     339,374                   338,997
     Accrued interest payable.................................                           0                    59,594
     Warranty payable.........................................                   1,404,802                 1,026,156
     Accrued vacation.........................................                     911,237                   693,218
                                                                                ----------                   -------
          Total current liabilities                                             13,191,515                15,726,131
Long term liabilities:
     Long term debt...........................................                  50,000,000                20,000,000
     Deferred income taxes....................................                   1,602,116                 1,602,116
                                                                                 ---------                 ---------
          Total liabilities                                                     64,793,631                37,328,247
                                                                                ----------                ----------

Stockholders' equity:
     Common stock, par value $.01 per share
        200,000,000 shares authorized: 39,368,319 and 38,769,514
       shares issued in 1997 and 1996, respectively                                393,683                   387,695
     Additional paid-in capital...............................                  90,497,910                90,172,863
     Retained earnings........................................                 109,961,423                82,318,341
     Treasury stock at cost, 100,000 shares...................                 (2,200,000)                         0
                                                                                ----------                -----------
     Net stockholders' equity.................................                 198,653,016               172,878,899
                                                                               -----------               -----------

                                                                              $263,446,647              $210,207,146
                                                                              ============              ============

                 See notes to condensed financial statements


                                  ADTRAN, INC.
                         CONDENSED STATEMENTS OF INCOME

                                    Unaudited

                                                                   Three Months Ended                     Nine Months Ended
                                                                       September 30,                        September 30,
                                                                    1997              1996                  1997           1996
Sales................................................           $70,578,975       $62,634,637        $190,934,367     $180,484,338
Cost of sales........................................            34,486,972        32,930,249          94,418,912       95,352,361
                                                                 -----------       ----------          ----------       ----------

          Gross profit...............................            36,092,003        29,704,388          96,515,455       85,131,977

Selling, general and administrative expenses.........            11,482,374         8,472,083          32,640,664       23,494,632
Research and development expenses                                 7,831,535         6,269,711          22,547,141       17,897,106
                                                                  ----------        ---------          ----------       ----------

          Income from operations.....................            16,778,094        14,962,594          41,327,650       43,740,239

Interest expense....................................               (521,449)         (219,597)         (1,272,649)        (666,467)

Other income.........................................             1,150,447           643,159           3,137,314        1,722,446
                                                                  ---------      ------------           ---------        ---------

Income before income taxes..........................             17,407,092        15,386,156          43,192,315       44,796,218
Provision for income taxes...........................            (6,266,553)       (5,980,599)        (15,549,233)     (16,427,053)
                                                                 -----------      ------------

       Net income.................................              $11,140,539       $ 9,405,557         $27,643,082      $28,369,165
                                                                ===========       ===========         ===========      ===========
Net income per common and common
          equivalent share...........................           $       .28       $       .24         $       .70      $       .72
                                                                ------------      -----------         -----------      -----------

Weighted average common and common
          equivalent shares outstanding..............            39,693,383        39,579,894          39,611,783       39,568,602
                                                                 ==========        ==========          ==========       ==========

                                 See notes to condensed financial statements

                                                     ADTRAN, INC.
                                          CONDENSED STATEMENTS OF CASH FLOWS
                                                      Unaudited
                                                                                                Nine Months Ended
                                                                                                    September 30,

                                                                                         1997               1996
Cash flows from operating activities:
     Net income...............................................                      $27,643,082          $28,369,165
     Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation..........................................                        5,398,219            3,409,150
        Provision for losses on accounts receivable...........                           44,638              154,598
        Provision for losses on inventory.....................                        2,904,241            2,733,676
        Provision for losses on warranty claims...............                        1,253,409              529,729
        (Gain) loss on sale of property, plant and equipment..                          (14,074)              30,204
        (Gain) loss  on short-term investments................                           55,930              405,789
        Change in operating assets:
          Accounts receivable.................................                       (3,898,608)          (4,823,084)
          Inventory...........................................                       (8,729,814)            (782,637)
          Other current assets................................                           80,308           (2,509,125)
     Change in operating liabilities:
          Accounts payable....................................                       (1,263,179           (1,562,423)
          Other liabilities...................................                       (2,524,846)            (452,308)

     Net cash provided by operating activities.................                      20,949,306           25,502,734
                                                                                    -----------           ----------
Cash flows from investing activities:
     Expenditures for property, plant and equipment...........                      (15,843,465)         (24,132,103)
     Proceeds from the disposition of property, plant and
        equipment.............................................                           39,797                4,602
     Purchase of restricted investments.......................                      (50,000,000)                   0
     Net (purchase) sale of short-term investments............                       (1,033,240)          (3,278,180)
                                                                                    -----------          -----------
      Net cash provided by (used in) investing activities.....                      (66,836,908)         (27,405,681)
                                                                                     ----------          -----------
Cash flows from financing activities:
     Proceeds from issuance of bonds..........................                       50,000,000                    0
     Redemption of bonds payable..............................                      (20,000,000)                   0
     Purchase of  treasury stock..............................                       (2,200,000)                   0
     Proceeds from issuance of common stock...................                          331,035              695,281
                                                                                        -------              -------
     Net cash provided by financing activities................                       28,131,035              695,281
                                                                                     ----------              -------
       Net increase (decrease) in cash and cash equivalents.....                    (17,756,567)          (1,207,666)

Cash and cash equivalents, beginning of period................                       44,839,131           35,027,609
                                                                                     ----------           ----------
Cash and cash equivalents, end of period......................                      $27,082,564          $33,819,943
                                                                                    ===========          ===========
Supplemental disclosure of cash flow information:
     Cash paid during the period for interest, net of
     $187,651 and $193,566 of capitalized interest in
     1997 and 1996, respectively...............                                     $ 1,431,172         $    983,458
                                                                                    ===========         ============
     Cash paid during the period for taxes....................                      $17,053,959         $ 18,835,818
                                                                                    ===========         ============


                                   See notes to condensed financial statements

                                                     ADTRAN, INC.
                                       NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                     (Unaudited)



1. BASIS OF PRESENTATION

      The accompanying unaudited condensed financial statements of ADTRAN, Inc. (the "Company") have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and notes required by generally accepted accounting principles for complete financial statements are not included herein. In the opinion of management, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K.


2.    INVENTORY

        At September 30, 1997 and December 31, 1996, inventory consisted of the following:

                                           September 30,           December 31,
                                               1997                   1996

             Raw materials                  $26,718,490             $24,454,251
             Work in progress                 2,994,622               2,963,220
             Finished goods                  16,905,107              13,375,175
                                             ----------              ----------
                                            $46,618,219             $40,792,646
                                            ===========             ===========


3.    THE ALABAMA STATE INDUSTRIAL DEVELOPMENT AUTHORITY

             The Company's long-term debt outstanding as of September 30, 1997 consisted of a loan in the amount of $50,000,000 related to the expansion of the Company's facilities in Huntsville, Alabama. The Company is continuing a project to expand its facilities in Huntsville in phases over the next four years at a cost expected to exceed $100,000,000, of which $47,032,157 had been incurred at September 30, 1997. The debt associated with $50,000,000 of this project has been approved for participation in an incentive program offered by the Alabama State Industrial Development Authority (the "Authority"). That incentive program enables participating companies such as the Company to generate Alabama corporate income tax credits that can be used to reduce the amount of Alabama corporate income taxes that would otherwise be payable. There can be no assurance that the State of Alabama will continue to make these corporate income tax credits available in the future, and the Company therefore may not realize the full benefit of these incentives. The Company will make payments to the Authority in amounts necessary to pay the principal of and interest on the Authority's Taxable Revenue Bond, Series 1995 (ADTRAN, Inc. Project), as amended, currently outstanding in the aggregate principal amount of $50,000,000. Said bond matures on January 1, 2020, and bears interest at the rate of 45 basis points over the money market rate of First Union National Bank of Tennessee,the holder of the bond.



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

      When used in this Form 10-Q, the words "believe," "anticipate," "think," "intend," "will be," and similar expressions identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, including the disclosures made in other periodic reports on Forms 10-K, 10-Q and 8-K, when appropriate, filed with the Securities and Exchange Commission.

Results of  Operations  - Three  Months and Nine Months  Ended  September
                          30, 1996  Compared to Three Months and Nine
                          Months Ended September 30, 1997

Sales
         The Company's sales increased 12.7% from $62,634,637 in the three months ended September 30, 1996 to $70,578,975 in the three months ended September 30, 1997. Similarly , sales increased 5.8% from $180,484,338 in the nine months ended September 30, 1996 to $190,934,367 in the nine months ended September 30, 1997. The increased sales resulted from an increase in sales volume to existing customers and from increased market penetration. Sales to Telcos increased 22.2% from $34,876,761 in the three months ended September 30, 1996 to $42,620,342 in the three months ended September 30, 1997 and increased from $107,595,394 in the nine months ended September 30, 1996 to $114,772,941 in the nine months ended September 30, 1997. The increase in Telco sales in the 1997 periods resulted primarily from increased sales of High bit-rate Digital Subscriber Line ("HDSL") products and Integrated Services Digital Network ("ISDN") products. Telco sales as a percentage of total sales increased from 55.7% in the three months ended September 30, 1996 to 60.4% in the three months ended September 30, 1997 and increased from 59.6% in the nine months ended September 30, 1996 to 60.1% in the nine months ended September 30, 1997. Sales of CPE products increased 20.7% from $19,928,445 in the three months ended September 30, 1996 to $24,062,588 in the three months ended September 30, 1997 and increased 22.4% from $50,653,819 in the nine months ended September 30, 1996 to $61,992,539 in the nine months ended September 30, 1997, as a result of increased CPE sales of T1 Service Unit ("TSU") products and ISDN products. OEM sales decreased 50.2% from $7,829,431 in the three months ended September 30, 1996 to $3,896,045 in the three months ended September 30, 1997 and decreased 36.3% from $22,235,124 in the nine months ended September 30, 1996 to $14,168,887 in the nine months ended September 30, 1997. This decrease was attributable primarily to reduced demand related to mature programs combined with the low volume normally encountered on new programs. Additionally, the Company has converted numerous products originally developed under OEM contract status to ADTRAN standard product status. This conversion was accomplished with permission from the OEM contract holders and was done to allow the Company to pursue markets directly that will no longer support a two-tier distribution structure. The financial effect of the increase in overall unit volume was offset somewhat by lower unit selling prices for many of the Company's products.

Cost of Sales

         Cost of sales increase 4.7% from $32,930,249 in the three months ended September 30, 1996 to $34,486,972 in the three months ended September 30, 1997 and decreased 1.0% from $95,352,361 in the nine months ended September 30, 1996 to $94,418,912 in the nine months ended September 30, 1997. As a percentage of sales, cost of sales decreased from 52.6% in the three months ended September 30, 1996 to 48.9% in the three months ended September 30, 1997 and decreased from 52.8% in the nine months ended September 30, 1996 to 49.5% in the nine months ended September 30, 1997. An important part of the Company's strategy is to reduce the product cost of each succeeding product generation and then to lower the product's price based on the cost savings achieved. This strategy may result in variations in the Company's gross profit margin due to timing differences between the recognition of cost reductions and the lowering of product selling prices. In view of the rapid pace of new product introductions by the Company, these variations and gross profit margins that, for any particular financial period, can be difficult to predict.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased 35.5% from $8,472,083 in the three months ended September 30, 1996 to $11,482,374 in the three months ended September 30, 1997 and increased 38.9% from $23,494,632 in the nine months ended September 30, 1996 to $32,640,664 in the nine months ended September 30, 1997. The increase was due to additional sales and support expenditures necessary as a result of the Company's expanded sales base, increased distribution activities associated with the CPE market, and general expansion into international markets. Selling, general and administrative expenses as a percentage of sales increased from 13.5% in the three months ended September 30, 1996 to 16.3% in the three months ended September 30, 1997 and increased from 13.0% in the nine months ended September 30, 1996 to 17.1% in the nine months ended September 30, 1997.

Research and Development Expenses

         Research and development expenses increased 24.9% from $6,269,711 in the three months ended September 30, 1996 to $7,831,535 in the three months ended September 30, 1997 and increased 26.0% from $17,897,106 in the nine months ended September 30, 1996 to $22,547,141 in the nine months ended September 30, 1997. The increase was due to increased engineering costs associated with new product introductions and product cost and feature enhancement activities. As a percentage of sales, research and development expenses increased from 10.0% in the three months ended September 30, 1996 to 11.1% in the three months ended September 30, 1997 and increased from 9.9% in the nine months ended September 30, 1996 to 11.8% in the nine months ended September 30, 1997.

Interest Expense

         Interest expense increased 137.5% from $219,597 in the three months ended September 30, 1996 to $521,449 in the three months ended September 30, 1997 and increased 90.9% from $666,467 in the nine months ended September 30, 1996 to $1,272,649 in the nine months ended September 30, 1997. The increase was due to interest cost incurred as a part of the cost of acquiring certain assets. The Company paid interest on $50,000,000 of revenue bond proceeds of which $20,000,000 was loaned to the Company in January 1995 and $30,000,000 was loaned to the Company in April 1997. The proceeds are being used to expand the Company's facilities in Huntsville, Alabama. See "Liquidity and Capital Resources" below.

Net Income

         As a result of the above factors, net income increased 18.4% from $9,405,557 in the three months ended September 30, 1996 to $11,140,539 in the three months ended September 30, 1997 and decreased 2.6 % from $28,369,165 in the nine months ended June 30, 1996 to $27,643,082 in the nine months ended September 30, 1997. As a percentage of sales, net income increased from 15.0% in the three months ended September 30, 1996 to 15.8% in the three months ended September 30, 1997 and decreased from 15.7% in the nine months ended September 30, 1996 to 14.5% in the nine months ended September 30, 1997.


Liquidity and Capital Resources

         The Company is continuing a project to expand its facilities in Huntsville, Alabama in phases over the next four years at a cost expected to exceed $100,000,000 of which $47,032,157 had been incurred at September 30, 1997. The debt associated with $50,000,000 of this project has been approved for participation in an incentive program offered by the Alabama State Industrial Development Authority (the "Authority"). That incentive program enables participating companies such as the Company to generate Alabama corporate income tax credits that can be used to reduce the amount of Alabama corporate income taxes that would otherwise be payable. There can be no assurance that the State of Alabama will continue to make these corporate income tax credits available in the future, and the Company therefore may not realize the full benefit of these incentives. The Company will make payments to the Authority in amounts necessary to pay the principal of and interest on the Authority's Taxable Revenue Bond, Series 1995 (ADTRAN, Inc. Project), as amended, currently outstanding in the aggregate principal amount of $50,000,000. Said bond matures on January 1, 2020, and bears interest at the rate of 45 basis points over the money market rate of First Union National Bank of Tennessee, the holder of the bond.

         The Company's working capital position declined from $140,509,802 as of December 31, 1996 to $135,664,396 as of September 30, 1997. This decline was due to a reclassification of the Company's investments in the amount of $20,000,000 that were classified as a short-term investment at December 31, 1996 and reinvested on April 25, 1997 as a long-term investment. The Company has used, and expects to continue to use, the remaining proceeds of prior public offerings for working capital and other general corporate purposes, including (i) product development activities to enhance its existing products and develop new products and (ii) expansion of sales and marketing activities. Inventory increased 14.3% from December 31, 1996 to September 30, 1997. This increase was attributable to the introduction of new products and to lower than anticipated sales volume.

         On March 31, 1997, the Board of Directors authorized the Company to repurchase up to 1,000,000 shares of the Company's outstanding common stock. As of September 30, 1997, the Company had repurchased 100,000 shares of its common stock at a total cost of $2,200,000.

         Capital expenditures totaling $29,661,438 in 1996 and $15,843,465 in the first nine months of 1997 were used to expand the Company's headquarters and to purchase equipment.

         At September 30, 1997, the Company's cash on hand of $27,082,564, short-term investments of $33,533,240 and $10,000,000 available under a $10,000,000 bank line of credit placed the Company's potential cash availability at $70,615,804, of which a portion is being used to expand the Company's facilities under the incentive program described above. The Company's $10,000,000 bank line of credit bears interest at the rate of 87.5 basis points over the 30 day London inter-bank offered rate. The Company intends to renew its $10,000,000 bank line of credit upon expiration.

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


                                                    ADTRAN, INC.
                                                    (Registrant)



Date:  November 13, 1997                            /s/ John R. Cooper
                                                    ------------------
                                                    John R. Cooper
                           Vice President -Finance and
                             Chief Financial Officer

                                INDEX OF EXHIBITS




     Exhibit No.            Description                                Page No.

         11         Weighted Average Common and Common Equivalent
                    Shares Outstanding                                    15

         27         Financial Data Schedule                               16