Form 10-K
period 1997-12-31
ADTRAN INC
filed 1998-03-31
CIK 926282

SECURITIES AND EXCHANGE COMMISSION Washington, D. C. 20549

                                   FORM 10-K
                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d)  OF THE
                          SECURITIES EXCHANGE ACT OF 1934

        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 1997

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from ___ to ___

                     Commission file number 0-24612

                               ADTRAN, Inc.
        (Exact name of Registrant as specified in its charter)

   Delaware                                                        63-0918200
(State of incorporation)                                      (I.R.S. Employer
                                                          dentification Number)


        901 Explorer Boulevard, Huntsville, Alabama 35806-2807 (Address of principal executive offices, including zip code)

                              (256) 963-8000
        (Registrant's telephone number, including area code)


        Securities registered pursuant to Section 12(b) of the Act:  None

        Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, $.01 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

The aggregate market value of the Registrant's outstanding Common Stock held by non-affiliates of the Registrant on March 12, 1998 was $568,848,69. There were 39,402,679 shares of Common Stock outstanding as of March 12, 1998.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on April 27, 1998 are incorporated herein by reference in Part III.

                                   ADTRAN, Inc.
                          Annual Report on Form 10-K
                For the Fiscal Year Ended December 31, 1997

                              Table of Contents

Item                                                                     Page
Number                                                                   Number

                                    PART I

        1.      Business                                                    3

        2.      Properties                                                 15

        3.      Legal Proceedings                                          15

        4.      Submission of Matters to a Vote of Security Holders        16

                                   PART II

        5.  Market for the Registrant's Common Equity and Related
           Stockholder Matters                                             18

        6.  Selected Financial Data                                        18

        7.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                      20

        8.  Financial Statements and Supplementary  Data                   24

        9.  Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                            38

                                   PART III

       10.  Directors and Executive Officers of the Registrant             38

       11.  Executive Compensation                                         38

       12.  Security Ownership of Certain Beneficial Owners and
            Management                                                     39

       13.  Certain Relationships and Related Transactions                 39

                                   PART IV

       14.  Exhibits,Financial Statement, financial Statement Schedules,
            and Reports on Form 8-K                                        39

                                         SIGNATURES                        42
                                      INDEX OF EXHIBITS                    45

                                   PART I
ITEM 1.   BUSINESS


Overview

ADTRAN, Inc. (the "Company") designs, develops, manufactures, markets and services a broad range of high-speed digital transmission products utilized by telephone companies ("Telcos") and corporate end-users to implement advanced digital data services over existing telephone networks. Most of the Company's Telco and customer premises equipment ("CPE") products are connected to the local loop ("Local Loop"). The Local Loop is the large existing infrastructure of the telephone network connecting end-users to a Telco's central office, the facility that provides the local switching and distribution functions ("Central Office"). The balance of the Company's products are used in the Telcos' Central Offices.

     The Company's product lines, which are comprised of over 500 principal products, are built around a core technology developed by the Company to address the Local Loop and Central Office digital communications marketplace. These products include a comprehensive line of transmission, repeater, extension and termination products such as dataports, channel and data service units, and digital repeaters and extenders. The Company also offers a broad line of T-1 multiplexers providing modular flexibility to the CPE marketplace. A separate T-1 product line is sold to Telcos for use within their Central Offices. The Company has addressed the wireless marketplace with the introduction of a wireless spread spectrum microwave transceiver.

     The Company's products address two market segments: (i) Telco products for use in the Local Loop or in Central Offices and (ii) CPE products for end-users. In 1997, sales of Telco and CPE products accounted for 64.8% and 35.2% respectively, of the Company's sales. The Company's Telco products deliver cost-effective digital services such as 56/64 Kbit/sec Digital Data Service ("DDS"), 128 Kbit/sec Integrated Services Digital Network ("ISDN") 64 Kbit/sec or 1.544 Mbit/sec Frame Relay service ("Frame Relay") and 1.544 Mbit/sec T-1 (24 Channel) service. In addition, the Company's High bit-rate Digital Subscriber Line ("HDSL") products permit T-1 transmission on up to 12,000 feet of unconditioned copper wireline while reducing the need for costly mid-span repeaters. The Company's CPE products provide end-users access to Telco digital services and often include additional features for specific end-user applications. The Company has introduced and shipped a number of HDSL, ISDN and other products which comply with international standards to increase its penetration of overseas markets. See "Business -Products."

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


Recent Developments

The Company is continuing a project to expand its facilities in Huntsville, Alabama in phases over the next four years at a cost expected to exceed $150,000,000 of which, almost $50,000,000 had been incurred at December 31, 1997. Fifty million of this project was approved for participation in an incentive program offered by the Alabama State Industrial Development Authority (the "Authority"). That incentive program enables participating companies such as the Company to generate Alabama corporate income tax credits that can be used to reduce the amount of Alabama corporate income taxes that would otherwise be payable. There can be no assurance that the State of Alabama will continue to make these corporate income tax credits available in the future, and the Company therefore may not realize the full benefit of these incentives. The Authority has issued $50,000,000 of its taxable revenue bonds pursuant to such program and loaned the proceeds from the sale of the bonds to the Company. The Company will make payments to the Authority in amounts necessary to pay the principal of and interest on the Authority's Taxable Revenue Bond, Series 1995 (ADTRAN, Inc. Project), as amended, currently outstanding in the aggregate principal amount of $50,000,000. Said bond matures on January 1, 2020, and bears interest at the rate of 45 basis points over the money market rate of First Union National Bank.


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

Adapt Product Technology and Sales Force to CPE Market. Over the past six years, the Company has adapted product technology developed for Telco Central Offices for use in the Company's CPE product lines. As many of the technologies that are critical to success in the CPE market are identical to those already developed and refined for the Company's Telco products, the Company has realized a competitive advantage through leveraging these product development efforts and expertise in all of its markets. To sell its CPE products to the large number of end-users which comprise the market, the Company has built a dedicated sales force and an extensive nationwide network of re-sellers over the past six years. The Company intends to develop new distribution channels to address the worldwide market for its CPE products.

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

Invest in Engineering and Product Development. The Company expects to continue its relatively high levels of investment in developing innovative new products, and redesigning existing products, in order to reduce product costs and production cycle times, and in so doing will continue its efforts to be a low cost provider in the industry. New products are generally targeted at opportunities that promise rapid growth as product costs are reduced and feature sets are optimized. The Company will also continue to develop and expand its broad product line serving each of the Telco and CPE markets. The Company continuously monitors developing technologies and introduces products as defined standards and markets emerge. This diversification in products and markets will continue to be a key to the Company's business strategy.

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


Products

Core Product Technology. The Company's product lines, comprised of over 500 principal products, are built around core technologies developed by the Company to address the Central Office and Local Loop digital communications marketplaces. Central Office facilities, approximately 30,000 of which are located throughout North America, provide subscribers with access to a discrete portion of the network's bandwidth on a switched basis ("switched access") or on an exclusive basis ("private line"). Typically, access is available in unit multiples of 56 Kbit/sec (64 Kbit/sec in some locations) increments, although Telco multiplexing equipment can efficiently aggregate these basic increments into high speed channels up to T-1 rates (1.544 Mbit/sec), T-3 (45 Mbit/sec) or faster rates. Individual channels can also be subdivided to speeds as low as 2.4 Kbit/sec.

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

In recent years, the need for higher volume data communications has led to the development of "remote huts." Like the Central Office, remote huts provide subscriber access through plug-in circuit assemblies such as those manufactured by the Company, but they can take advantage of high capacity fiber-optic links to bring service to the local area economically. Remote huts are then connected by the Local Loop to end-users with products such as those sold by the Company. The Company also manufactures optional mid- span repeaters that extend the service range of the Local Loop, as well as optional termination units that are deployed to monitor and maintain service to the subscriber.

At the customer's premises, terminating equipment receives the transmitted signal from the Central Office and converts it to a form useful to end-user products such as LAN interconnection gear, video conferencing equipment, PBXs, personal computers and related equipment. In general, the Local Loop and related CPE products support bi-directional communications traffic.

Today, the Company's product lines consist of two groups of inter-related products, all evolving from the core product technology developed for the Local
Loop:

        * Telco Central Office and Local Loop digital transmission products.

        *       CPE products.

Telco Central Office and Local Loop Digital Transmission Products. Several hundred to several thousand circuit assemblies, such as those manufactured by the Company, are required at each Central Office, since each Local Loop generally requires a unit of this type to provide service to each subscriber. In 1997, the Company delivered more than 749,856 units of this product group, accounting for 76.7% of the Company's total units shipped. Telco products accounted for 64.8% and 68.7% of the Company's sales in 1997 and 1996 respectively. Sales of Telco products to original equipment manufacturers
("OEMs") are included in these percentages. The Company had in prior years reported Telco product sales to OEM customers in an OEM product section of Form 10-K, and were not part of the Telco product percentages. The Company now categorizes certain OEM sales as Telco product sales, as the OEM supply contracts are customer funded modifications of Telco products.

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

The Company is the industry's primary supplier of U-BR1TEs, which are required to extend ISDN service from an ISDN capable switch at a hub Central Office to a serving Central Office or to remote Channel Banks. The Company also supplies a substantial portion of the industry's ISDN mid-span repeaters. Other ISDN products include a BR1TE Bank to mount multiple U-BR1TES, T-BR1TES, NT-1 interface units, Total Reach and outside plant housings for the repeaters.

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

The list price for the Company's Telco product family generally ranges from $100 to $1,000 per unit. The following table illustrates the breadth of the Company's Telco products and their applications:


                          Representative Telco Products

  Product                                                                Current
 or Product                                                              Product
  Family             Description                    Application       Generation




DDST                 Digital Data Station         Terminates DDS           4th
                     Terminations                 (up to 64 Kbit/sec);
                                                  monitors and tests
                                                  DDS lines

DSO-DP              Digital Signal Zero           Interconnects 2          5th
                    Data Ports                    channels in the
                                                  Telco Central Office


HDSL                High bit-rate Digital         Delivers repeaterless   5th
                    Subscriber Line Units         T-1(1.544 Mbit/sec) up
                                                  to 12,000 ft.


LR 56/72            DDS Loop Repeaters            Extends DDS Circuit      4th
                                                  Range

OCU-DP              Office Channel Units          Provides DDS             8th
                    Data Ports                    (up to 64 Kbit/sec)


U-BR1TE             U-Basic Rate Transmission     Extends ISDN (up to      3rd
                    Extenders                     128 Kbit/sec) to Central
                                                  Offices/remote huts
                                                  without ISDN Switch

U-Repeater          ISDN Loop Repeaters           Extends ISDN Circuit     3rd
                                                  Range

Total Reach ISDN    Extended Range ISDN           Delivers ISDN servies    2nd
                                                  (up to 128 Kbit/sec) up
                                                  to 30,000 feet over a
                                                  single copper pair

Tracer              Wireless T1 Transmission      Delivers two T1's over   1st
                                                  wireless digital spread
                                                  spectrum microwave radio

Total Reach DDS     Extended Range DDS            Delivers DDS services    1st
                                                  (up to 64 Kbit/sec) up
                                                  to 40,000 feet over a
                                                  single copper pair

CPE Products. The Company's CPE products have evolved from technology developed for its Telco product line. As many of the technologies which are critical to success in the CPE market are identical to those already developed and refined for the Company's Telco products, the Company has realized a competitive advantage through leveraging these product development efforts and expertise in all of its markets. Since initial product deliveries in 1991, CPE product sales have accounted for 35.2% and 31.3% of the Company's sales in 1997 and 1996, respectively.

In most cases, a CPE product is purchased and installed by end-user customers in conjunction with a Telco's digital data transmission service. For example, a DSU is normally installed with each DDS loop. The Company's DSU product line was completely upgraded and revamped in 1993 with five new models that can terminate any standard DDS or Switched 56 digital service available in North America. In 1994, the product line was expanded to include lower cost versions as well as a family of shelf mount units. In 1995, products supporting synchronous data compression and versions supporting the simple network management protocol were added to the family. In 1996, the flagship products were once again redesigned to become more modular and flexible. In 1997, the Company introduced its "IQ Series" of DSU's/CSU's with control and monitor features for frame relay circuits. These design changes have substantially reduced the associated manufacturing costs while increasing the utility of the product to the marketplace. Customer acceptance of this product family has significantly increased the Company's DSU market share, and management believes that further gains are possible with the Company's recent enhancements of this product line.

Over the past three years, Frame Relay Services have met with increasing customer acceptance. As a result, the Company has introducted a family of Frame Relay Service units (FSU). These products are built from the core technologies utilized in the existing DSU and TSU product families.

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

Late in 1993, initial installations of the Company's T-1 Service Unit ("TSU") were successfully completed. Offering full or fractional T-1 access, the product line is designed for sophisticated users needing higher speed interconnection of LANs, remote offices, video delivery systems, graphic workstations and related equipment. Common plug-in modules are available for several of the Company's models, tailoring the units for multi-channel data communications. TSU order rates have increased steadily since the 1993 introduction and now comprise a significant portion of CPE sales. The TSU product line augments the Company's mature line of ACT Channel Banks that accommodate most commercially available channel units, including those offered by the Company's competitors. The Company's technical expertise was recognized in July of 1997, as ADTRAN's TSU 120 TSU/CSU received a Users Choice Award from Communications News Magazine in the T1/T3 networking category.

Late in 1997, the Company intoduced its new ATLAS 800 Integrated Access System. The ADTRAN Total Access System, ATLAS, is a modular, highly scaleable platform that provides robust solutions addressing the wide area communication needs of medium to large corporations as well as network access providers. ATLAS is a powerful host-site access platform that provides customers with a total integrated end-to-end solution.

The list price for the CPE product family generally ranges from $500 to $2,000 per unit. The following table illustrates the breadth of the Company's CPE products and their applications:

Representative CPE Products

  Product                                                               Current
or Product                                                              Product
  Family                 Description             Application         Generation

Act Channel Bank         T-1 (1.544 Mbit/sec)    Provides user access      3rd
                         Channel Banks,          to each of 24 channels
                         compatible with D-4     in T-1 service
                         Channel Units

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

SMART 16                 Shelf-Mount Systems     Provides means for        2nd
                                                 end-users to plug in
                                                 multiple DSU, TSU
                                                 and ISU circuit
                                                 assemblies

ISU                      ISDN Service Units      Connects data terminal    3rd
                                                 equipment to ISDN
                                                 (up to 128 Kbit/sec)
                                                 network

TSU                      T-1 Data Service        Connects data terminal    2nd
                         Units/Channel Service   equipment to T-1
                         Units                   (1.544 Mbit/sec)
                                                 network


T1-CSU                   T-1 Channel Service     Provides T-1              3rd
                         Units                   termination

NT-1                     Network Termination     Provides ISDN             3rd
                                                 termination

FSU                      Frame Relay Service     Provides Frame Relay      1st
                         Unit                    circuit termination

ATLAS                    Integrated Access        Consolidates voice,      1st
                         System                   data and video into a
                                                  single, scaleable
                                                  platform


International Markets

The Company serves its international markets through a combination of direct sales and distribution agreements. The Company has formed, and will continue to pursue, international distribution arrangements built upon core products and technology developed by the Company in an effort to further its penetration into international markets. In addition, the Company has focused on developing E-1 technology which, though similar to T-1 technology, has a transmission rate of
2.048 Mbit/sec and is the predominant standard for data transmission outside of North America. The Company has tested, received orders for and shipped HDSL products incorporating E-1 technology. The Company anticipates that it will develop additional products incorporating E-1 technology. ISDN development work is underway to incorporate compatibility with European ISDN standards and specific in-country network interface requirements. Although the Company has not yet fully developed its potential in its international markets and related sales have been modest (8.7% of total sales in 1997), the Company believes that international markets present a significant opportunity for growth.


Research and Product Development

The markets for the Company's products are characterized by rapidly changing technology, evolving industry standards and continuing improvements in telecommunications service offerings of common carriers. If technologies or standards applicable to the Company's products, or common carrier service offerings based on the Company's products, become obsolete or fail to gain widespread commercial acceptance, the Company's business may be adversely affected. Moreover, the introduction of products embodying new technology, the emergence of new industry standards or changes in common carrier service offerings could adversely affect the Company's ability to sell its products. For instance, a large number of the Company's products have, to date, been designed to apply primarily to the delivery of digital communications over copper wireline in the Local Loop. While the Company has competed favorably by developing a high performance line of products, it expects that the increasing deployment of fiber-optic cable, coaxial cable and wireless transmission in the Local Loop (each of which uses a significantly different process of delivery) will require that it develop new products to meet the demands of these markets when such markets are sufficiently established. The Company's sales and profitability in the past have resulted to a significant extent from its ability to anticipate changes in technology, industry standards and common carrier service offerings, and to develop and introduce new and enhanced products. The Company's continued ability to adapt will be a significant factor in maintaining or improving its competitive position and its prospects for growth. Therefore, the Company will continue to make significant investments in product development, although there can be no assurance that the Company will have the resources necessary to continue this strategy successfully or to otherwise respond appropriately to changing technology, industry standards and common carrier service offerings. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1997 Annual Report to Stockholders.

As of December 31, 1997, the Company's product development programs were carried out by 252 engineers and engineering support personnel, comprising approximately 25% of the Company's employees. To date, all product development expenses have been charged to operations as incurred. From time to time, development programs are conducted by other firms under contract with the Company, and related costs are also charged to operations as incurred. During 1997, 1996 and 1995, product development expenditures totaled $30,055,091, $24,647,425, and $19,131,457, respectively. Because the Company's product development activities are an important part of its strategy and because of rapidly changing technology and evolving industry standards, the Company expects to spend more in product development activities in 1998 than it did in 1997.

The Company's product development personnel are organized into teams, each of which is effectively dedicated to a specific product line or lines. However, because the Company services each of the Telco and CPE markets, and because all of the products in each of the markets share certain similarities, the benefits of the Company's product development efforts generally are not confined to a particular market, but can be leveraged to the Company's advantage in all of its markets. As of December 31, 1997, product development teams were assigned to the following product lines: Loop products, Network products, HDSL products, DSU and Frame Relay products, T-1 multiplexer products, ISDN Telco products, ISDN CPE products, strategic products and extended range products. In addition, engineering services and advanced technology groups provide support for all the product development teams. Each product development team is generally responsible for sustaining technical support of existing products, improving the cost or manufacturing of products, conceiving new products in cooperation with other groups within the Company and adapting standard products or technology under supply contracts to other firms. In particular, each product development team is charged with implementing the Company's engineering strategy of reducing product costs for each succeeding generation of the Company's products in an effort to be a low cost, high quality provider in the industry, without compromising functionality or serviceability. This strategy has involved setting a price point for the next generation of any given product with the aim of meeting that price point through innovative engineering. The key to this strategy is choosing an initial architecture for each product that enables engineering innovations to result in future cost reductions. Successful execution of this strategy also requires that the Company continue to attract and recruit outstanding engineers, and the continued success of the Company's recruiting program at Southeastern universities is critical to this effort.

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


Customers

The Company's customer base includes each of the seven RBOCs and most of the major independent domestic Telcos. The major customers of the Company include:

        Alltel Corporation                   Hong Kong Telecom
        Ameritech Corp.                      NYNEX Corp.
        Azteca Telecommunications            Pacific Bell
        Bell Atlantic Network Services       Solunet, Inc.
        BellSouth Corp.                      Siemens Corp.
        Bloomberg L.P.                       Southwestern Bell Corp.
        Cincinnati Bell                      Sprint Corp
        Cisco Systems, Inc.                  Tech Data, Inc.
        Eltrax                               US West, Inc.
        GTE Corp.

Historically, a large percentage of the Company's sales have been to the seven RBOCs (31.7% in 1997) and other Telcos (33.0% in 1997). GTE and Sprint accounted for 19.5% and 10.0%, respectively, of the Company's total sales in 1997. No other customer accounted for 10% or more of the Company's sales in 1997.

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

Marketing, Sales and Distribution

As of December 31, 1997, the Company's marketing, sales and distribution programs were conducted by 166 employees. The Company sells its Telco products in the United States directly to the Telcos through a field sales organization based in 39 locations (some of these work out of their homes) in the United States, Canada, and it sells its Telco products internationally through a Hong Kong sales office and various distribution arrangements with a geographically dispersed set of distributors. The Company sells its CPE products, both domestically and internationally, through a network of re-sellers. The Company has formed, and will continue to pursue, international distribution arrangements built upon core products and technology developed by the Company in an effort to further its penetration into international markets. Although the international market channel has not yet been fully developed and related revenue has been modest, the Company believes that international markets present a significant opportunity for growth, and the Company continues to focus effort on positioning itself to take advantage of such opportunity.

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

Substantially all of the Company's products carry a full ten year return-to-factory warranty. Warranty returns to date have been relatively insignificant(less than 1%).The Company believes that its low return rate is the direct result of its commitment to a rigorous product quality program that has garnered it special recognition by several key customers. The Company also offers annual maintenance agreements to its customers which provide that, in exchange for an annual fee, the Company will provide on-site service, within a specified time, in response to any reported difficulties in the use or performance of the Company's products.


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

The Company is heavily dependent on five subcontractors. To date, the Company believes that it has successfully managed the risks of such dependence on these subcontractors through a variety of efforts, which include seeking and developing alternative subcontractors while maintaining existing relationships. However, there can be no assurance that delays in product deliveries may not occur in the future because of shortages resulting from this limited number of subcontractors or from the financial or other difficulties of such parties. The inability to develop alternative subcontractors if and as required in the future could result in delays or reductions in product shipments which, in turn, could have a material adverse effect on the Company's customer relationships and operating results. While the Company believes that alternative sources of supply or alternative subcontractors could be developed if necessary, material delays or interruption of supply might, nevertheless, arise as a consequence of required retraining and other activities related to establishing and developing a new supply or subcontractor relationship and such material delays may have a material adverse effect on the Company's business and operating results.

Basically, final testing and shipment of products to customers occurs in the Company's Huntsville, Alabama facilities. The Company's facilities are certified pursuant to ISO 9001 and certain other telephone company standards, including those relating to emission of electromagnetic energy and safety specifications.


Backlog and Inventory

A substantial portion of the Company's shipments in any fiscal period relate to orders received in that period and firm purchase orders released in that fiscal period by customers under agreements containing non-binding purchase commitments. Further, a significant percentage of orders require delivery within 48 hours. These factors result in very little order backlog. The Company believes that because a substantial portion of customer orders are filled within the fiscal quarter of receipt, the Company's backlog is not a meaningful indicator of actual sales for any succeeding period. To meet this demand, the Company maintains a substantial finished goods inventory. The Company's inventory represented an acceptable range of 26% to 43% of working capital during 1997.

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


Employees

As of December 31, 1997, the Company had 1008 full-time employees in the United States, two in Canada and one in Hong Kong. Of the Company's total employees, 255 were in sales, marketing, distribution and service, 252 were in research and development, 376 were in manufacturing, and 128 were in administration. None of the Company's employees is represented by a collective bargaining agreement nor has the Company ever experienced any work stoppage. Management believes the Company's relationship with its employees is good.


ITEM 2.  PROPERTIES

The Company's headquarters and principal administrative, engineering and manufacturing facilities are located in an office building containing 440,000 square feet located on approximately 22 acres of land in Huntsville, Alabama. The Company also leases 65,480 additional square feet to accommodate manufacturing and engineering activities. Plans are being made to expand its facilities in Huntsville by approximately 600,000 square feet (to accommodate a projected total of 3,000 employees) over the next four years at a cost expected to exceed $150,000,000 of which almost $50,000,000 had been incurred at December 31, 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in the Company's 1997 Annual Report to Stockholders and Note 6 of Notes to Financial Statements.

The Company also maintains 39 sales and service facilities, 36 located within the United States, two in Canada and one in Hong Kong, in the following locations: Huntsville, AL, Irvine, CA, San Francisco, CA, Denver, CO, Hartford, CT, Atlanta, GA, Chicago, IL, Bativia, IL, Darien, IL, Orland Park, IL,
Leakwood, KS, Trenton, NJ, New York, NY, Cleveland, OH, Philadelphia, PA, Irving, TX, Washington, DC and Ontario and Quebec, Canada. In addition to the leases in Huntsville, AL, the facilities in Leakwood, KS, Irvine, CA, Denver, CO, Atlanta, GA, Irving, TX, Altamonte Springs, FL, Herndon, VA and Philadelphia, PA are leased under leases which expire at various times between 1998 and 20010. See Note 9 of Notes to Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS

The Company has been involved from time to time in litigation in the normal course of its business. The Company is not aware of any pending or threatened litigation matters which could have a material adverse effect on the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted by the Company to vote of security holders during the fiscal quarter ended December 31, 1997.


ITEM 4(A). EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below, in accordance with General Instruction G(3) of Form 10-K and Instruction 3 of Item 401(b) of Regulation S-K, is certain information regarding the executive officers of the Company. Unless otherwise indicated, the information set forth is as of December 31, 1997

Mark C. Smith  -  Age 57

        Mr. Smith is one of the co-founders of the Company.

        1995 to present    Chairman of the Board and Chief Executive Officer

        1986 - 1995        Chairman of the Board, Chief Executive Officer
                           and President


Lonnie S. McMillian  -  Age 69

        Mr. McMillian is one of the co-founders of the Company.

        1996 to present Senior Vice President, Secretary and Director

        1986 - 1996     Vice President - Engineering, Secretary, Treasurer
                        and Director


Howard A. Thrailkill   -  Age 59

        1995 to present President, Chief Operating Officer and Director

        October 1995    Executive Vice President, Chief Operating Officer
                        and Director

        1992 - 1995     Executive Vice President, Chief Operating Officer



John R. Cooper  -  Age 50

        1996 to present Vice President - Finance and Chief Financial Officer

        1995 - 1996     President, Sauty Group

        1991 - 1995     Partner, Coopers & Lybrand L.L.P.



Danny J. Windham  -  Age 38

        1995 to present Vice President - CPE Marketing

        1994 - 1995     Director of Marketing

        1989 - 1994     Manager of Product Management



Thomas R. Stanton  -  Age 33

        1995 to present Vice President  - Telco Marketing

        1994 - 1995     Sr. Director, Marketing, E.F. Johnson Company

        1993-1994       Director, Marketing, E.F. Johnson Company



Peter O. Brackett  -  Age  56

        1996 to present Vice President - Technology

        1992 - 1996     Research Manager, Advanced Data Networking, Bellsouth



M. Melvin Bruce  -  Age 57

        1996 to present Vice President - Engineering

        1989 - 1996     Vice President, Research and Design, TCI



Robert A.  Fredrickson  -  Age 47

        1996 to present  Vice President - Telco Sales

        1996 Vice President, Broadband Business Development, DSC Communications Corp.

        1991-1996        Senior Director, Access Products, DSC Communications
                         Corp.


Steven L. Harvey  -  Age 37

        1996 to present  Vice President  - CPE Sales

        1995 - 1996      Executive Vice President, Data Processing Sciences

        1991 - 1995      Vice President, Data Processing Sciences


Charles A. O'Donnell  -  43

        1996 to present  Vice President  -  Quality

        1993  - 1996     Quality & Technical Resources Manager,
                         Exide Electronics Corp.


Jude T. Panetta  -  Age 38

        1994 to present  Vice President - Manufacturing

        1989 - 1994      Director of Manufacturing, Exide Electronics


There are no family relationships among the directors or executive officers.

All officers are elected annually by and serve at the pleasure of the Board of Directors of the Company.


                                PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
STOCKHOLDER MATTERS

The Company's Common Stock has been traded on the Nasdaq National Market under the symbol "ADTN" since the Company's initial public offering of Common Stock in August 1994. Prior to the initial public offering, there was no established trading market for the Company's Common Stock. As of March 12, 1998, the Company had approximately 625 shareholders of record and approximately 14,200 beneficial owners of shares held in street name.. The following table shows the high and low closing sale prices per share of Common Stock as reported by Nasdaq for the periods indicated:


1997 Quarters                      High                     Low

First                              $53-1/4                  $22-1/2
Second                             $35-5/8                  $20-7/8
Third                              $44                      $23
Fourth                             $45-1/2                  $26


1996 Quarters                      High                     Low

First                              $54-3/4                  $26-1/2
Second                             $73-1/2                  $45
Third                              $75-1/4                  $47-1/2
Fourth                             $52-1/4                  $33-1/2


The Company has operated with a policy of retaining earnings, presently intends to retain all future earnings for use in the development of its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data concerning the Company for and as of the end of each of the years in the five year period ended December 31, 1997 are derived from the financial statements of the Company, which financial statements have been audited by Coopers & Lybrand L.L.P., independent accountants. The selected financial data is qualified in its entirety by the more detailed information and financial statements, including the notes thereto, included elsewhere in this report. The financial statements of the Company as of December 31, 1997 and 1996 and for each of the years in the three year period ended December 31, 1997, and the report of Coopers & Lybrand L.L.P. thereon, are included elsewhere in Item 8 of this report.


                                              Year Ended December 31,
                              1997           1996            1995           1994           1993
                                   (in thousands, except per share data)

Income Statement Data
Sales:
    Telco (1)                 $171,838        $171,902      $121,311       $87,888       $58,994
    CPE (1)                     93,497          78,219        60,167        35,552        13,417
       Total sales             265,335         250,121       181,478       123,440        72,411
Cost of sales                  130,254         129,953        93,007        63,187        36,769
    Gross profit               135,081         120,168        88,471        60,253        35,642
Selling, general and
   administrative expense       44,973          34,308        27,260        17,347        11,898
Research and development
   expenses                     30,055          24,647        19,131        13,774        10,033
    Operating income            60,053          61,213        42,080        29,132        13,711
Interest income                  4,175           2,542         3,205           440             7
Interest expense                (1,839)           (895)       (1,105)         (448)         (424)
Other income (expense)             438             642           111           (25)          (13)
    Income before income
      taxes (2)                 62,827          63,502        44,291        29,099        13,281
 Provision for income
     taxes (2)                  22,618          23,682        14,833         6,288             0
  Net income (2)                40,209          39,820        29,458        22,811        13,281
Pro forma provision for
     income taxes (2)                0               0             0         4,202         4,825
    Pro forma net income (2)    40,209          39,820        29,458        18,609         8,456
Pro forma net income per share
    assuming dilution(2)(3)(4)    1.02            1.01           .75           .51           .25
Earnings per common share
  - basic(2)(3)                   1.03            1.03           .80           .56           .27

Weighted average shares
    outstanding assuming
    dilution(3) (4)             39,565           39,549       39,249        36,199        34,098

S corporation distributions(2)                                              $5,483        $5,494


                                                           At December 31,
                                  1997           1996           1995          1994          1993
                                                           (in thousands)
Balance Sheet Data:
Working capital               $149,184         $140,510     $122,466       $66,368       $19,795
Total assets                   282,401          210,207      165,767        94,347        46,304
Total debt                      50,000           20,000       20,000             0        10,100
Stockholders' equity           212,037          172,879      130,743        85,233        29,757

     (1) Represents sales of the Company's Telco and CPE products. These amounts are not derived from the Company's audited financial statements.
     (2) Effective July 1, 1994, the Company converted from an S corporation to a C corporation for income tax purposes. As an S corporation, the Company was not subject to income taxes but paid quarterly cash distributions o fund the income tax liabilities passed through to the stockholders.The Company also paid a cash distribution of $3,121,816 to its stockholders in December 1992 in an amount approximately equal to their original investment in the Company's Common Stock. As a C corporation, the Company is subject to income taxes at corporate tax rates. The pro forma income statement data herein presents the provision for income taxes, net income and net income per share as if the Company had been subject to corporate income taxes for all periods presented.
     (3) Reflects a 3-for-2 split of the Company's Common Stock which was effected on August 1, 1994, and a 2-for-1 split of the Common Stock which was effected on May 12, 1995.
     (4) Assumes exercise of dilutive stock options calculated under the treasury stock method. See Notes 1, 10, and 13 of Notes to Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company designs, develops, manufactures, markets and services a broad range of high-speed digital transmission products utilized by Telcos and corporate end-users to implement advanced digital data services over existing telephone networks. The Company currently sells its products to Telcos (including all of the RBOCs),and private end-users in the CPE market.

The Company's sales have increased in each year due primarily to increases in the number of units sold to both new and existing customers. These annual sales increases reflect the Company's strategy of increasing unit volume and market share through the introduction of succeeding generations of products having lower selling prices and increased functionality as compared both to the prior generation of a product and to the products of competitors. An important part of the Company's strategy is to engineer the reduction of the product cost of each succeeding product generation and then to lower the product's price based on the cost savings achieved. As a part of this strategy, the Company seeks in most instances to be a low cost, high quality provider of products in its markets. The Company's success to date is attributable in large measure to its ability to initially design its products with a view to their subsequent re-design, allowing efficient enhancements of the product in each succeeding product generation. This strategy has enabled the Company to sell succeeding generations of products to existing customers as well as to increase its market share by selling these enhanced products to new customers.

While the Company has experienced increased sales in each year, the Company's operating results have fluctuated on a quarterly basis in the past, and operating results may vary significantly in future periods due to a number of factors. The Company operates with very little order backlog. A substantial majority of its sales in each quarter results from orders booked in that quarter and firm purchase orders released in that quarter by customers under agreements containing nonbinding purchase commitments. Furthermore, most Telcos typically require prompt delivery of products; this results in a limited backlog of orders for these products and requires the Company to maintain sufficient inventory levels to satisfy anticipated customer demand. If near term demand for the Company's products declines or if significant potential sales in any quarter do not occur as anticipated, the Company's financial results will be adversely affected. The Company currently does not undertake any foreign exchange risks, as all transactions with foreign vendors or customers are conducted in currency of the United States. Operating expenses are relatively fixed in the short term; therefore, a shortfall in quarterly revenues could impact the Company's financial results significantly in a given quarter. Further, maintaining sufficient inventory levels to assure prompt delivery of the Company's products increases the amount of inventory which may become obsolete and increases the risk that the obsolescence of such inventory may have an adverse effect on the Company's business and operating results. The Company's operating results may also fluctuate as a result of a number of other factors, including increased competition, customer order patterns, changes in product mix, product warranty returns and announcements of new products by the Company or its competitors. Accordingly, the Company's historical financial performance is not necessarily a meaningful indicator of future results, and, in general, management expects that the Company's financial results may vary from period to period. See Note 14 of Notes to Financial Statements.

On August 16, 1994, the Company completed an initial public offering of Common Stock, receiving net proceeds (after deduction of underwriting discounts and other offering expenses) of $37,867,963 from the sale of 2,300,000 shares of Common Stock (on a pre-split basis). The Company used the offering proceeds to repay the full amount of principal and interest owed on certain revenue bonds issued to construct and equip the Company's headquarters and manufacturing facility in Huntsville, Alabama and to repay all amounts outstanding under its bank line of credit and for general working capital purposes. On June 29, 1995, the Company and certain stockholders of the Company (the "Selling Stockholders") sold a total of 3,125,100 shares of Common Stock to the public. Of the 3,125,100 shares offered, 500,000 shares were offered by the Company and 2,625,100 shares were offered by the Selling Stockholders. The Company received net proceeds
(after deduction of underwriting discounts and other offering expenses) of $15,705,362 from the sale of 500,000 shares of Common Stock at the public offering price of $33 per share. The Company did not receive any of the proceeds from the sale of shares by the Selling Stockholders. The Company has used and expects to continue to use the proceeds of the public offerings for working capital and other general corporate purposes, including product development activities to enhance its existing products and develop new products and expansion of sales and marketing activities.

The Company intends to retain all earnings for use in the development of its business and does not anticipate paying any cash dividends in the foreseeable future.

When used in this 1997 Annual Report, the words "believe," "anticipate," "think," "intend," "will be," and similar expressions identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to adivse interestedd parties of the factors which affect the Company's business, including the disclosures made in other periodic reports on Forms 10-K, 10-Q and 8-K, when appropriate, filed with the Securities and Exchange Commission.

Results of Operations

The following table presents selected financial information derived from the Company's statements of income expressed as a percentage of sales for the years indicated.



                                              Years Ended December 31,
Percentage of Sales                      1997          1996           1995
Sales:
     Telco                              64.8%          68.7%          66.8%
     CPE                                35.2           31.3           33.2
     Total sales                       100.0          100.0          100.0
Cost of sales                           49.1           51.9           51.3
     Gross profit                       50.9           48.1           48.7
Selling, general and
   administrative expenses              17.0           13.7           15.0
Research and development expenses       11.3            9.9           10.5
     Operating income                   22.6           24.5           23.2
Interest income                          1.6            1.0            1.8
Interest expense                        (0.7)          (0.4)          (0.6)
Other income (expense)                   0.2            0.3            0.0
Income before provision for
  income taxes                          23.7           25.4           24.4
Provision for income taxes               8.5            9.5            8.2
Net income                              15.2%          15.9%          16.2%


1997 Compared to 1996

Sales
The Company's sales increased 6.1% from $250,120,836 in 1996 to $265,334,768 in 1997. The increased sales resulted from increased sales volume to existing customers and from increased market penetration. Sales to Telcos remained basically unchanged from $171,901,851 in 1996 to $171,837,883 in 1997. Telco sales as a percentage of total sales decreased from 68.7% in 1996 to 64.8% in 1997. Sales of CPE products increased 19.5% from $78,218,985 in 1996 to $93,496,885 in 1997. The increase in sales of CPE products is attributable to increased demand for T1 Service Unit (TSU) products and Integrated Services Digital Network (ISDN) products. Cost of Sales Cost of sales increased only slightly, 0.2% from $129,953,371 in 1996 to $130,253,531 in 1997, primarily as a result of the increase in sales. As a percentage of sales, cost of sales decreased from 51.9% in 1996 to 49.1% in 1997. This decrease was primarily attributable to manufacturing efficiencies and product design enhancements. An important part of the Company's strategy is to reduce the product cost of each succeeding product generation and then to lower the product's price based on the cost savings achieved. This sometimes results in variations in the Company's gross profit margin due to timing differences between the lowering of product selling prices and the full recognition of cost reductions. In view of the rapid pace of new product introductions by the Company, this strategy may result in variations in gross profit margins that, for any particular financial period, can be difficult to predict.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 31.1% from $34,308,436 in 1996 to $44,973,175 in 1997 due to additional sales and support expenditures necessary as a result of the Company's expanded sales base and increased dollar amounts of these expenses associated with the ongoing introduction and marketing of enhanced products, increased distribution activities associated with the CPE market, and general expansion into international markets. As a percentage of sales, selling, general and administrative expenses increased from 13.7% in 1996 to 17.0% in 1997.

Research and Development Expenses
Research and development expenses increased 21.9% from $24,647,425 in 1996 to $30,055,091 in 1997. This increase was due to increased engineering costs associated with new product introductions and feature enhancement activities. As a percentage of sales, research and development expenses increased from 9.9% in 1996 to 11.3% in 1997. The Company continually evaluates new product opportunities and engages in intensive research and product development efforts. To date, the Company has expensed all product research and development costs as incurred. Additionally, the Company also frequently invests heavily in up-front market development efforts prior to the actual commencement of sales of a major new product. As a result, the Company may incur significant research and development expenses and selling, general and administrative expenses prior to the receipt of revenues from a major new product group. The Company is presently incurring both research and development expenses and selling, general and administrative expenses in connection with its new products and its expansion into international markets.

Interest Expense
Interest expense increased 105.5% from $894,657 in 1996 to $1,838,814 in 1997. This increase was due to interest cost incurred as a part of the cost of acquiring certain assets. The Company currently pays interest on $50,000,000 of revenue bond proceeds of which $20,000,000 was loaned to the Company in January 1995, and $30,000,000 was loaned to the Company in April 1997. The proceeds were used to expand the Company's facilities in Huntsville, Alabama. See "Liquidity and Capital Resources."

Net Income
As a result of the above factors, net income increased 1.0% from $39,819,904 in 1996 to $40,209,272 in 1997. As a percentage of sales, net income decreased from 15.9% in 1996 to 15.2% in 1997.


1996 Compared to 1995

Sales
The Company's sales increased 37.8% from $181,478,065 in 1995 to $250,120,836 in 1996. The increased sales resulted from increased sales volume to existing customers and from increased market penetration. Sales to Telcos increased 41.7% from $121,311,131 in 1995 to $171,901,851 in 1996 due primarily to increased sales of Integrated Services Digital Network (ISDN) products and increased sales of High bit-rate Digital Subscriber Line (HDSL) products. Telco sales as a percentage of total sales increased from 66.8% in 1995 to 68.7% in 1996 primarily as a result of increased sales volume of ISDN and HDSL products during the 1996 period. Sales of CPE products increased 30.0% from $60,166,935 in 1995 to $78,218,985 in 1996. The increase in sales of CPE products is attributable to increased demand for Digital Data Service (DDS) products, T1 Service Unit (TSU) products, and Integrated Services Digital Network (ISDN) products.

Cost of Sales
Cost of sales increased 39.7% from  $93,006,672 in 1995 to $129,953,371 in 1996, primarily as a result of the increase in sales. As a percentage of sales, cost of sales increased from 51.3% in 1995 to 51.9% in 1996. An important part of the Company's strategy is to reduce the product cost of each succeeding product generation and then to lower the product's price based on the cost savings achieved. This sometimes results in variations in the Company's gross profit margin due to timing differences between the lowering of product selling prices and the full recognition of cost reductions. In view of the rapid pace of new product introductions by the Company, this strategy may result in variations in gross profit margins that, for any particular financial period, can be difficult to predict.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 25.9% from $27,259,610 in 1995 to $34,308,436 in 1996 due to additional sales and support expenditures necessary as a result of the Company's expanded sales base. However, the larger sales base caused selling, general and administrative expenses as a percentage of sales to decrease from 15.0% in 1995 to 13.7% in 1996.

Research and Development Expenses
Research and development expenses increased 28.8% from $19,131,457 in 1995 to $24,647,425 in 1996. This increase was due to increased engineering costs associated with new product introductions and product cost and feature enhancement activities. As a percentage of sales, however, research and development expenses declined from 10.5% in 1995 to 9.9% in 1996. The Company continually evaluates new product opportunities and engages in intensive research and product development efforts. To date, the Company has expensed all product research and development costs as incurred.

Interest Expense
Interest expense decreased 19.0% from $1,105,156 in 1995 to $894,657 in 1996. This decrease was due to capitalization of the interest cost as a part of the cost of acquiring certain assets. The Company currently pays interest on $20,000,000 of revenue bond proceeds loaned to the Company in January 1995, which proceeds are being used to expand the Company's facilities in Huntsville, Alabama. See "Liquidity and Capital Resources."

Net Income
As a result of the above factors, net income increased 35.2% from $29,457,727 in 1995 to $39,819,904 in 1996. As a percentage of sales, net income decreased from 16.2% in 1995 to 15.9% in 1996.


Liquidity and Capital Resources

The Company is continuing a project to expand its facilities in Huntsville, Alabama in phases over the next four years at a cost expected to exceed $150,000,000, of which almost $50,000,000 had been incurred at December 31, 1997. Fifty million of this project has been approved for participation in an incentive program offered by the Alabama State Industrial Development Authority (the "Authority"). That incentive program enables participating companies such as the Company to generate Alabama corporate income tax credits that can be used to reduce the amount of Alabama corporate income taxes that would otherwise be payable. There can be no assurance that the State of Alabama will continue to make these corporate income tax credits available in the future, and the Company therefore may not realize the full benefit of these incentives. The Authority has issued $50,000,000 of its taxable revenue bonds pursuant to such program and loaned the proceeds from the sale of the bonds to the Company. The Company will make payments to the Authority in amounts necessary to pay the principal of and interest on the Authority's Taxable Revenue Bond, Series 1995 (ADTRAN, Inc. Project), as amended, currently outstanding in the aggregate principal amount of $50,000,000. Said bond matures on January 1, 2020, and bears interest at the rate of 45 basis points over the money market rate of First Union National Bank.

The Company's working capital position improved from $140,509,802 as of December 31, 1996 to $149,183,578 as of December 31, 1997. This improvement in the Company's working capital position was due primarily to increased earnings. The Company has used, and expects to continue to use, the remaining proceeds of its earlier public offerings for working capital and other general corporate purposes, including (i) product development activities to enhance its existing products and develop new products and (ii) expansion of sales and marketing activities. Inventory decreased 3.5% for the twelve months ended December 31, 1997 due to overall efficiencies in manufacturing operations.

On March 31, 1997, the Board of Directors authorized the Company to re-purchase up to 1,000,000 shares of the Company's outstanding common stock. As of December 31, 1997, the Company had re-purchased 100,000 shares of its common stock at a total cost of $2,200,000.

Capital expenditures totaling $29,661,438 in 1996 and $18,220,850 in 1997 were used to expand the Company's headquarters and to purchase equipment.

At December 31, 1997, the Company's cash on hand of $45,340,961, short-term investments of $37,833,240 and $10,000,000 available under a bank line of credit placed the Company's potential cash availability at $93,174,201. The Company's $10,000,000 bank line of credit bears interest at the rate of 87.5 basis points over the 30 day London inter-bank offered rate and expires on May 1, 1998. The Company anticipates renewing the $10,000,000 bank line of credit upon its expiration. The Company intends to finance its operations in the future with cash flow from operations, the remaining net proceeds of its earlier public offerings, amounts available under the bank line of credit, borrowed revenue bond proceeds and possible additional public financings. These available sources of funds are expected to be adequate to meet the Company's operating and capital needs for the foreseeable future.

Year 2000 Compliance

The Company is in the process of reviewing current software and hardware to assess the impact of the year 2000 issue. Initially, the Company has determined that most of the Company's current business process software and hardware are year 2000 compliant. The Company is in the process of implementing new business process software which has been determined to be year 2000 compliant as well. This implementation should be completed in 1998. The Company expects to complete its year 2000 analysis by the end of 1998 and does not believe that costs associated with bringing the Company's computer systems into full compliance with year 2000 will result in material costs to the Company. The Company's products are year 2000 compliant as well and therefore, the Company does not believe that they have any material exposure to contingencies related to the year 2000 issue for products it has sold. The Company is also in the preliminary stages of assessing the impact of the year 2000 issue on its major vendors and suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own year 2000 issues. Based on information presently available, the Company does not anticipate any material impact on its financial condition or results of operations from the effect of the year 2000 issue on the Company's internal systems or those of its major suppliers and customers. However, there can be no guarantee that the systems of other companies on which the Company's system rely will be timely converted, or that a failure to convert by another company would not have a material adverse impact on the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are contained in this report.
                                                                      Page

     Report of Independent Certified Public Accountants                25

     Financial Statements for Years Ended December 31, 1997,
       1996 and 1995

          Balance Sheets                                               26
          Statements of Income                                         27
          Statements of Changes in Stockholders' Equity                28
          Statements of Cash Flows                                     29

     Report of Independent Certified Public Accountants on
          Supplementary Information                                    42
          Schedule II - Valuation and Qualifying Accounts              43


Report of Independent Accountants
To the  Board of Directors and Stockholders
ADTRAN, Inc.

We have audited the accompanying balance sheets of ADTRAN, Inc. as of December 31, 1997 and 1996, and the related statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ADTRAN, Inc. as of December 31, 1997, and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.




/s/ Coopers & Lybrand L.L.P.
COOPERS & LYBRAND  L.L.P.
Birmingham, Alabama
January 13, 1998

BALANCE SHEET

December 31, 1997 and 1996

                                                       1997           1996
ASSETS
Current Assets:
Cash and cash equivalents                              $45,340,961   $44,839,131
Short-term investments                                  37,833,240    32,555,930
Accounts receivable, marked to market, less
  allowance for doubtful accounts of $893,389 and
  $872,724 in 1997 and 1996, respectively               40,906,887    33,825,560
Other receivables                                          343,463       362,578
Inventory                                               39,369,103    40,792,646
Prepaid expenses                                         1,148,288     2,261,338
Deferred income taxes                                    2,458,136     1,598,750
     Total current assets                               67,400,078   156,235,933
Property, plant and equipment,  net                     64,801,132    53,971,213
Other assets                                               200,000             0
Long-term investments                                   50,000,000             0
     Total assets                                     $282,401,210  $210,207,146



LIABILITIES AND  STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable                                       $9,121,270     $9,350,266
Accrued salaries                                        1,927,364      2,454,194
Accrued income taxes                                    4,579,345      1,803,706
Accrued taxes other than income taxes                     180,611        338,997
Accrued interest payable                                        0         59,594
Warranty liability                                      1,435,259      1,026,156
Compensated absences                                      972,651        693,218
Total current liabilities                              18,216,500     15,726,131
Bonds payable                                          50,000,000     20,000,000
Deferred income taxes                                   2,147,635      1,602,116
     Total liabilities                                 70,364,135     37,328,247


Stockholders' equity:
     Commonstock,  par  value  $.01  per  share;
       200,000,000 shares authorized;  39,381,264
       shares issued in 1997 and 38,769,514 in 1996       393,813        387,695
     Additional paid-in capital                        90,582,615     90,172,863
     Retained earnings                                123,260,647     82,318,341
     Less 100,000 shares treasury stock, at cost       (2,200,000)             0

         Total stockholders' equity                   212,037,075    172,878,899

         Total liabilities and stockholders'equity   $282,401,210   $210,207,146




The accompanying notes are an integral part of these financial statements.

STATEMENTS OF INCOME
for the years ended December 31, 1997, 1996 and 1995




                                        1997          1996           1995
Sales                              $265,334,768   $250,120,836   $181,478,065
Cost of sales                       130,253,531    129,953,371     93,006,672
    Gross profit                    135,081,237    120,167,465     88,471,393

Selling, general and
  administrative expenses            44,973,175     34,308,436     27,259,610
Research and development expenses    30,055,091     24,647,425     19,131,457

   Income from operations            60,052,971     61,211,604     42,080,326
Other income (expenses):
     Interest income                  4,175,032      2,542,417      3,204,902
     Interest expense                (1,838,814)      (894,657)    (1,105,156)
     Other                              437,639        642,432        111,219

                                      2,773,857      2,290,192      2,210,965


Income before income taxes           62,826,828     63,501,796     44,291,291
Provision for income taxes           22,617,556     23,681,892     14,833,564

    Net income                      $40,209,272    $39,819,904    $29,457,727


Weighted average shares
  outstanding assuming
  dilution (1)                       39,565,497     39,548,654     39,249,101


Earnings per common share
  assuming dilution (1)                   $1.02          $1.01          $0.75

Earnings per common share - basic         $1.03          $1.03          $0.80




The accompanying notes are an integral part of these financial statements.



(1) Assumes exercise of dilutive stock options calculated under the treasury stock method.

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY for the years ended December 31, 1997, 1996 and 1995

                              Common Stock

                          Number         Par Value      Additional     Retained       Treasury       Total
                          of shares      ($.01 Per      Paid-In        Earnings        Stock      Stockholders'
                                         Share)         Capital                                      Equity

Balance,
December 31, 1994        18,073,598     $180,736       $73,545,813    $11,506,784         $0      $85,233,333


Stock options exercised
 through issuance of
 common stock:
  Various prices
   per share                460,619        4,606           342,283                                   346,889
Issuance of common stock
  in June 1995 through a
  public offering of shares,
  net of offering costs     500,000        5,000         15,700,362                               15,705,362
Issuance of shares to
  effect stock split,
  (see Note 8)           18,428,058      184,281           (184,281)
Net Income                                                             29,457,727                 29,457,727


Balance,
December 31, 1995        37,462,275     $374,623       $89,404,177    $40,964,511         $0    $130,743,311


Stock options exercised
 through issuance of
 common stock:
  Various prices per
    share                 1,307,239       13,072           768,686                                  781,758
Income tax benefit from
 exercise of non-qualified
 stock options                                                          1,533,926                 1,533,926
Net income                                                             39,819,904                39,819,904

Balance,
December 31, 1996        38,769,514     $387,695       $90,172,863    $82,318,341        $0    $172,878,899

Stock options exercised
 through issuance of
 common stock:
  Various prices per
   share                    611,750        6,118           409,752                                  415,870
Purchase of treasury
 stock:
 100,000 shares                                                                  (2,200,000)     (2,200,000)
Income tax benefit from
 exercise of non-qualified
stock options                                                             733,034                   733,034
Net Income                                                             40,209,272                40,209,272

Balance,
December 31, 1997        39,381,264     $393,813       $90,582,615   $123,260,647($2,200,000)  $212,037,075

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOW

for the years ended December 31, 1997, 1996 and 1995

                                                            1997           1996             1995
Cash flows from operating activities:

Net income                                              $40,209,272    $39,819,904     $29,457,727
Adjustments to reconcile net income to net
 cash provided by operating activities:
Depreciation                                              7,342,518      4,890,303       3,052,798
Provision for warranty claims                             1,435,259      2,110,614         776,908
Loss on sale of property, plant, and equipment               (9,884)        40,572           8,842
Loss on sale of short-term investments
 classified as available-for-sale                            (6,063)       405,789         169,766
Deferred income taxes                                      (313,867)       104,561         (31,910)
Change in operating assets:
Accounts receivable                                      (7,081,327)    (4,590,757)    (11,212,334)
Inventory                                                 1,423,543      4,204,549     (17,472,844)
Other current assets                                        932,165     (1,083,019)       (270,724)
Change in operating liabilities:
Accounts payable(                                          (228,996)      (390,321)      3,245,924
Other liabilities                                         1,284,106        (50,491)      1,584,749
Net cash provided by operating activities                44,986,726     45,461,704       9,308,902


Cash flows from investing activities:
Expenditures for property, plant and equipment          (18,220,850)   (29,661,438)    (12,790,517)
Proceeds from the disposition  of property, plant,
 and equipment                                               58,297          4,602          14,250
Purchase of restricted investments                      (50,000,000)
Purchase of short-term investments classified
 as available-for-sale                                   (5,271,247)    (8,309,030)    (16,322,455)
Net cash used in investing activities                   (73,433,800)   (37,965,866)    (29,098,722)


Cash flows from financing activities:
Redemption of bonds payable                             (20,000,000)
Proceeds from bond issuance                              50,000,000                     20,000,000
Proceeds from public offering,
 net of expenditures                                                                    15,705,362
Proceeds from issuance of  common stock                     415,870        781,758         346,889
Income tax benefit from exercise of non-qualified
 stock options                                              733,034      1,533,926
Purchase of treasury stock                               (2,200,000)
Net cash provided by financing activities                28,948,904      2,315,684      36,052,251


Net increase in cash and cash equivalents                   501,830      9,811,522      16,262,431
Cash and cash equivalents,  beginning of year            44,839,131     35,027,609      18,765,178

Cash and cash equivalents,end of year                   $45,340,961    $44,839,131     $35,027,609
Supplemental disclosure of cash  flow information:
   Cash paid during the year for interest, net of
    capitalized interest of  $204,153, $393,096
    and $235,928 in 1997, 1996 and 1995, respectively   $ 1,844,741      $ 909,368      $1,030,851
   Cash paid during the year for income taxes           $20,042,644    $22,151,925     $13,033,140

The accompanying notes are an integral part of these financial statements.

Notes to Financial Statements

1.    Summary of Significant Accounting Policies

ADTRAN, Inc. (the "Company") designs, develops, manufactures, markets, and services a broad range of high-speed digital transmission products utilized by telephone companies ("Telcos") and corporate end-users to implement advanced digital data services over existing telephone networks. The Company also customizes many of its products for private label distribution and for original equipment manufacturers to incorporate into their own products. Most of the Company's Telco and customer premises equipment products are connected to the local loop, which is the large existing infrastructure of the telephone network, predominantly consisting of copper wireline, which connects end-users to a Telco's Central Office. The Central Office is the Telco facility that provides local switching and distribution functions. The balance of the Company's products are used in the Telcos' Central Offices.

Cash and Cash Equivalents:
Cash and cash equivalents represent demand deposits, money market accounts, and short-term investments classified as held-to-maturity (see Note 2) with original maturities of three months or less.

Financial Instruments:
The carrying amount reported in the balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximates fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported for the bonds payable approximates fair value because the underlying instruments are at variable rates that re-price frequently.

Short-term investments represent re-marketed preferred stocks and municipal bonds classified as available-for- sale securities. Re-marketed preferred stocks are designed to be marketed as money market instruments. These instruments' interest rates reset on a short-term basis to maintain the price of the instruments at par. These instruments may be redeemed on the date the interest rate resets. The fair value of short-term investments is estimated based on quoted market prices (see Note 2). Realized gains or losses are computed under the specific identification method.

Inventory:
Inventory is carried at the lower of cost or market, with cost being determined using the first-in, first-out method.

Property, Plant, and Equipment:
Property, plant, and equipment, which is stated at cost, is depreciated using methods which approximate straight-line depreciation over the estimated useful lives of the assets. Expenditures for repairs and maintenance are charged to expense as incurred; betterments which materially prolong the lives of the assets are capitalized.The cost of assets retired or otherwise disposed of and the related accumulated depreciation are removed from the accounts and the gain or loss on such disposition is included in income.

Long-Lived Assets:
The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying values. There were no such losses recognized during 1997, 1996, and 1995.

Research and Development Costs:
Research and development costs are expensed as incurred.

Use of Estimates:
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes:
The Company utilizes the asset and liability method of accounting for income taxes which requires the establishment of deferred tax liabilities and assets, as measured by enacted tax rates, for all temporary differences caused when the tax bases of assets and liabilities differ from those reported in the financial statements.

Earnings Per Share:
Earnings per common share and earnings per common share assuming dilution are computed in compliance with SFAS No. 128, which the Company adopted December 31, 1997. This statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, Earnings per Share, and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. The statement requires a computation for earnings per common share and earnings per common share assuming dilution (see Note 13).

Reclassifications:
Certain reclassifications have been made to the 1995 and 1996 financial statements and related footnotes to conform with the 1997 presentation. These reclassifications had no impact on retained earnings or net income.

Recently Issued Accounting Standards:
In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, which requires the reporting and display of comprehensive income and its components in an entity's financial statements, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be required. The Company is required to adopt these standards in 1998. The Company does not expect the impact of these pronouncements to be material.

2.   Investments

At December 31, 1997 and 1996, the Company held the following securities as available-for-sale or held-to- maturity recorded at amortized cost which approximates fair value:

1997

Short-term investments, available-for-sale:

Municipal Bonds                                        $10,333,240
Re-marketed preferred stocks:
  GE Capital preferred asset corporation A series A      5,000,000
  Muniyield Fund Auction market preferred series A       5,000,000
  VKM Investment Grade Municipal Trust preferred         5,000,000
  Nuveen Premium Income Fund preferred series M          2,500,000
  Duff & Phelps RP series C                              5,000,000
  Van Kampen Merritt Municipal Income                    5,000,000
Total short-term investments 1997                      $37,833,240


1996

Short-term investments, available-for-sale:

Municipal Bonds                                        $10,055,930
Re-marketed preferred stocks:
GE Capital preferred asset corporation A series A        5,000,000
Merrill Lynch preferred series G                         5,000,000
Muniyield Fund Auction preferred series A                5,000,000
VKM Investment Grade Municipal Trust preferred           5,000,000
Nuveen Premium Income Fund preferred series A            2,500,000

Total short-term investments in 1996                   $32,555,930

Cash equivalents, held-to-maturity:



Triple A One Plus, zero coupon bonds,
  matured January 10, 1997                             $ 4,992,889
Receivables Capital, zero coupon bonds,
  matured January 10, 1997                               4,992,889
Barton Corporation, zero coupon bonds,
  matured January 15, 1997                               4,989,248
Three Rivers Funding, zero coupon bonds,
  matured January 16, 1997                               4,988,533

Total cash equivalents in 1996                         $19,963,559




3.    Inventory

At December 31, 1997 and 1996  inventory consisted of the following:


                                           1997                   1996
Raw materials                           $24,199,720         $24,454,251
Work in process                           2,565,179           2,963,220
Finished goods                           12,604,204          13,375,175
                                        $39,369,103         $40,792,646


4.   Property, Plant, and Equipment

Property, plant, and equipment comprised the following at December 31, 1997 and 1996:

                                              1997                  1996
Land                                    $ 4,263,104              $ 4,263,104
Building                                 28,673,642               26,230,470
Construction in progress                  3,081,702                2,021,525
Land improvements                         7,963,770                7,177,261
Office machinery and equipment           17,184,334                8,338,789
Engineering machinery and equipment      24,534,852               19,577,071
                                         85,701,404               67,608,220
Less accumulated depreciation           (20,900,272)             (13,637,007)

                                        $64,801,132              $53,971,213



5.    Line of Credit

The Company has a $10,000,000 line of credit at a bank, which bears interest at the rate of 87.5 basis points over the 30 day London inter-bank offered rate. At December 31, 1997 and 1996, the Company had no borrowings against this line. The line of credit expires on May 1, 1998.


6.    Alabama State Industrial Development Authority Financing

In conjunction with an expansion of its Huntsville, Alabama facility, the Company was approved for participation in an incentive program offered by the State of Alabama Industrial Development Authority (the "Authority"). Pursuant to such program, on January 13, 1995, the Authority issued $20,000,000 of its taxable revenue bonds pursuant to such program and loaned the proceeds from the sale of the bonds to the Company. The bonds were originally purchased by AmSouth Bank of Alabama, Birmingham, Alabama (the "Bank"). First Union National Bank of Tennessee, Nashville, Tennessee (the "Bondholder") purchased the original bond from the Bank and made further advances to the Authority in the total amount of $50,000,000. An Amended and Restated Taxable Revenue Bond (ADTRAN, Inc. Project) Series 1995 was issued and the original financing agreement was amended. The Amended and Restated Bond bears interest, payable monthly, at the rate of 45 basis points over the money market rate of the Bondholder and will mature on January 1, 2020. The Company has agreed to make payments to the Authority in amounts necessary to pay the principal of and interest on the Amended and Restated Bond. Construction on the project began in March 1995 and certain phases were completed by December 31, 1997.




7.   Income Taxes

A summary of the components of the provision (benefit) for income taxes as of December 31 is as follows:


                                   1997           1996           1995


Current:
   Federal                    $21,251,520    $21,329,522    $13,896,982
   State                        1,679,903      2,247,809        968,492
Total Current                  22,931,423     23,577,331     14,865,474
Deferred tax provision
  (benefit)                      (313,867)       104,561        (31,910)
Total historical provision
  for income taxes             22,617,556    $23,681,892    $14,833,564


The provision for income taxes differs from the amounts computed by applying the federal statutory rate due to the following:

                                   1997           1996           1995
Tax provision computed at the
  federal statutory rate
  (35% in 1997, 1996
  and 1995)                   $21,989,390    $22,225,629    $15,501,952
State income tax provision,
  net of federal benefit        1,091,936      1,461,076        629,520
Federal research credits       (1,248,925)      (151,500)      (815,408)
Permanent differences
 and other                        785,155        146,687       (482,500)
                              $22,617,566    $23,681,892    $14,833,564

Temporary differences which create deferred tax assets and liabilities at December 31, 1997 and 1996 are detailed below.

                                   1997                             1996

                         Current       Non-current        Current    Non-current
Property, plant and
equipment                               ($2,147,635)                ($1,602,116)
Accounts receivable    $  381,022                        $ 341,584
Inventory               1,130,083                          584,204
Accruals                  947,031                          672,962
Deferred tax asset
  (liability)          $2,458,136       ($2,147,635)    $1,598,750  ($1,602,116)

No valuation allowance is deemed necessary by management as the realization of recorded deferred tax assets is considered more likely than not.


8.   Stock Split

     On April 20, 1995, the stockholders approved the board of directors' recommendation to increase authorized common stock from 30 million shares to 60 million shares, par value $.01. Following approval by the board of directors, the Company declared a 2-for-1 stock split, payable on May 12, 1995, to stockholders of record on April 27, 1995. All common stock information included in the financial statements, except in the statements of changes in stockholders' equity, gives retroactive effect to this stock split.

9.   Operating Leases

The Company leases office space and equipment under operating leases. As of December 31, 1997, future minimum rental payments under the non-cancellable operating leases are approximately as follows:

1998                                               $  529,000
1999                                                  329,000
2000                                                  125,000
2001                                                   45,000

                                                   $1,028,000

Rental expense was approximately $657,000, $851,000, $447,000 in 1997, 1996 and 1995, respectively.


10.    Employee Incentive Stock Option Plan and Director's Stock Option Plan

The Board of Directors of the Company adopted the 1996 Employees Incentive Stock Option Plan (the "1996 Plan") effective February 14, 1996, under which 2,488,100 shares of common stock have been reserved as of December 31, 1997 for issuance to certain employees and officers through incentive stock options and non-qualified stock options. In addition, the Company currently has options outstanding under its 1986 Employee Incentive Stock Option Plan (the "1986 Plan"), which plan expired on February 14, 1996. Options granted under the 1996 Plan or the 1986 Plan become exercisable after one year of continued employment after the date of grant or pursuant to a five year vesting schedule beginning on the first anniversary of the grant date. Expiration dates of options outstanding under the 1996 Plan and the 1986 Plan at December 31, 1997 range from 1998 to 2007.

The Board of Directors of the Company adopted a Director's Stock Option Plan effective October 31, 1995 under which 70,000 shares of common stock have been reserved. The Plan is a formula plan to provide options to non-employee directors of the Company. At December 31, 1997, 36,000 options have been granted under the plan. Expiration dates of options outstanding under the Director's Stock Option Plan at December 31, 1997 range from 2005 to 2007.

Pertinent information regarding the Plans is as follows:



                                                                                   Weighted
                                              Number              Range of           Average
                                                of                Exercise          Exercise         Vesting
                                              Options              Prices            Price         Provisions


Options outstanding, December 31, 1994       2,902,574           $.06  -  $12.53      $0.49         100% /year
Options granted                                 84,350          $22.50 -  $46.25     $34.86         100% /year
Options cancelled                               (1,450)                   $31.75     $31.75         100% /year
Options exercised                             (815,079)          $.06  -   $3.33      $0.43         100% /year


Options outstanding, December 31, 1995       2,170,395             $.06 - $46.25      $1.83         100% /year
Options granted                                342,000           $39.75 - $65.75     $63.99          20% /year
Options granted                                  7,950           $30.50 - $65.75     $44.43         100% /year
Options cancelled                               (9,050)           $3.33 - $65.75     $61.78            various
Options exercised                           (1,307,239)            $.06 - $31.75      $0.60         100% /year


Options outstanding, December 31, 1996       1,204,056           $.11  -  $65.75     $20.38            various
Options granted                                697,750         $22.00  -  $42.38     $25.62            various
Options granted                                  3,000         $42.72  -  $42.72     $42.72            various
Options granted                                 21,700         $25.37  -  $45.78     $32.26            various
Options cancelled                              (38,300)         $22.00 -  $65.75     $50.89            various
Options exercised                             (611,750)          $.11  -  $31.75       $.68            various


Options outstanding, December 31, 1997       1,276,456           $.17  -  $65.75     $32.24            various


The following table summarizes information about stock options outstanding at December 31, 1997:


                                        Weighted
                                        Average             Weighted                           Weighted
Range of            Number             Remaining            Average        Number              Average
Exercise            Outstanding        Contractual         Exercise        Exercisable         Exercise
Prices              12/31/97            Life                Price          12/31/97            Price
$0.17-$2.50         135,831             2.80                 $1.64          135,831             $1.64
$3.00-$22.50         54,225             5.91                 $5.46           52,925             $5.06
$25.38-$25.38       676,450             9.54                $25.38                0             $0.00
$27.50-$42.38       109,050             7.98                $36.10           69,850            $35.76
$42.72-$42.72         3,000             9.11                $42.72                0             $0.00
$46.25-$46.25         3,500             8.03                $46.25            3,100            $46.25
$56.25-$56.25         5,000             8.54                $56.25            5,000            $56.25
$59.50-$59.50         3,500             8.56                $59.50              700            $59.50
$63.75-$63.75        22,500             8.65                $63.75            4,500            $63.75
$65.75-$65.75       263,400             8.53                $65.75           53,000            $65.75

                  1,276,456                                                 324,906


The options above were issued at exercise prices which approximate fair market value at the date of grant. At December 31, 1997, 1,513,250 shares are available for grant under the plans. The Company applies APB Opinion 25 and related Interpretations in accounting for its stock plans. Accordingly, no compensation cost has been recognized related to stock options. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed in SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:





                                          1997           1996           1995
Net income - as reported           $40,209,272    $39,819,904    $29,457,727
Net income - pro forma             $37,634,225    $38,018,766    $28,852,035
Earnings per share - as reported
    assuming dilution                    $1.02          $1.01          $0.75
Earnings per share - pro forma
     assuming dilution                    $.96           $.96          $0.73

The pro forma amounts reflected above are not representative of the effects on reported net income in future years because, in general, the options granted typically do not vest for several years and additional awards are made each year. The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                               1997               1996               1995
Dividend yield                                  0%                 0%                 0%
Expected life (years)                           5                  5                  5
Expected volatility (range)              47.07%  - 49.19%    48.59%  - 49.25%   49.40%  -  %2.37%
Risk-free interest rate (range)            6.01% - 6.69%       5.86% - 7.12%      6.23% - 8.29%


11.    Employee Benefit Plan

In March 1990, the Company adopted an incentive savings plan (the "Savings Plan") for all of its employees. The Savings Plan provides certain employment benefits to all eligible employees and qualifies as a deferred arrangement under
Section 401(k) of the Internal Revenue Code of 1986, as amended. The Company matches one-third of a participant's contribution, limited to 5% of a participant's income. An employee's interest in the Company's contributions becomes 100% vested at the date participation in the Savings Plan commenced. Charges to operations for the plan amounted to $717,196, $547,072, $415,791 in 1997, 1996 and 1995, respectively.

12.   Major Customers

Sales of the Company's transmission and test equipment to the Regional Bell Operating Companies (RBOCs) amounted to approximately 33%, 36% and 40% of total sales during the years ended December 31, 1997, 1996 and 1995, respectively. At December 31, 1997, 1996 and 1995 respectively, 26%, 23% and 36% of the accounts receivable balance consisted of amounts due from RBOCs.


13.      Earnings Per Share

A summary of the calculation of basic and diluted earnings per share for the years ended December 31, 1997, 1996 and 1995 is as follows:



                                                       For the Year Ended 1997


                                   Income              Shares         Per-Share
                                (Numerator)         (Denominator)      Amount
Basic EPS
Income available to common
     stockholders               $40,209,272           39,201,871      $1.03
Effect of Dilutive Securities
Stock Options                             0              363,626
Diluted EPS
Income available to common
 stockholders + assumed
 conversions                    $40,209,272            39,565,497     $1.02



                                                      For the Year Ended 1996

                                   Income              Shares         Per-Share
                                (Numerator)        (Denominator)       Amount
Basic EPS
Income available to common
 stockholders                   $39,819,904           38,603,289      $1.03
Effect of Dilutive Securities
Stock Options                             0              945,365
Diluted EPS
Income available to common
 stockholders + assumed
 conversions                    $39,819,904           39,548,654      $1.01



                                                       For the Year Ended 1995

                                   Income              Shares         Per-Share
                                (Numerator)        (Denominator)        Amount
Basic EPS
Income available to common
 stockholders                   $29,457,727           36,984,156       $0.80
Effect of Dilutive Securities
Stock Options                             0            2,264,945
Diluted EPS
Income available to common
 stockholders + assumed
 conversions                    $29,457,727            39,249,101      $0.75


The following options were outstanding during the respective year granted, but were not included in the computation of that year's diluted EPS because the options' exercise price was greater than the average market price of the common shares in the respective year. All options were still outstanding at year end 1997 except for 23,100 options granted in 1996 with an exercise price of $65.75 which were cancelled during 1997 and 2,500 options granted in 1995 with an exercise price of $46.25 which were cancelled during 1997.

            1997                                  1996                           1995

Options     Exercise   Expiration      Options    Exercise  Expiration   Options     Exercise  Expiration
Granted     Price                      Granted    Price                  Granted     Price
1,000       $37.63       2007         5,000       $56.25    2005-2006    6,000       $46.25    2005
7,700       $37.88       1999-2007    3,500       $59.50    2005-2006
6,000       $42.38       2007         22,500      $63.75    2005-2006
3,000       $42.72       2007        286,500      $65.75    2005-2006



14.   Summarized Quarterly Financial Data (Unaudited)

The following table presents unaudited quarterly operating results for each of the Company's last eight fiscal quarters. This information has been prepared by the Company on a basis consistent with the Company's audited financial statements and includes all adjustments, consisting only of normal recurring adjustments, that the Company considers necessary for a fair presentation of the data.



                                                       Three Months Ended
                                   (In thousands, except for per share amounts)



                    March 31,      June 30,       September 30,     December 31,
                      1997           1997             1997            1997
Net sales            $61,231       $59,125           $70,579          $74,400
Gross profit          31,791        28,632            36,092           38,566
Income from
  operations          14,258        10,291            16,778           18,726
Net income             9,522         6,980            11,141           12,566
Earnings per common
 share assuming
 dilution               0.24          0.18              0.28             0.32
Earnings per common
 share-basic            0.25          0.18              0.28             0.32


                    March 31,      June 30,       September 30,     December 31,
                     1996             1996             1996            1996

Net sales             $54,544      $63,305            $62,635         $69,637
Gross profit           25,734       29,960             29,419          35,054
Income from
 operations            12,975       15,802             14,963          17,472
Net Income              8,623       10,340              9,406          11,451
Earnings per common
 share assuming
 dilution                0.22         0.26               0.24            0.29
Earnings per common
 share - basic           0.22         0.27               0.24            0.30

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No independent certified public accountant of the Company has resigned, indicated any intent to resign or been dismissed as the independent certified public accountant of the Company during the two fiscal years ended December 31, 1997 or subsequent thereto.


                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to nominees for director of the Company is set forth under the caption "Election of Directors-Information Regarding Nominees for Director" in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 27, 1998. Such information is incorporated herein by reference. The definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the Company's fiscal year end. Information relating to the executive officers of the Company, pursuant to Instruction 3 of
Item 401(b) or Regulation S-K and General Instruction G(3) of Form 10-K, is set forth at Part I, Item 4(A) of this report under the caption (Executive Officers of the Registrant." Such information is incorporated herein by reference.

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

                          PART IV

 ITEM 14.    EXHIBITS,  FINANCIAL STATEMENT SCHEDULES  AND
 REPORTS ON FORM 8-K


        (a)     Documents Filed as Part of This Report.

                1.      Financial Statements

                        The financial statements of the Company and the related report of independent auditors thereon are set forth under Part II, Item 8 of this report.

                        Balance Sheets as of December 31, 1997 and 1996

                        Statements of Income for the years ended December 31, 1997, 1996 and 1995

                        Statements of Changes in Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995.

                        Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995.

                        Notes to Financial Statements

         2.     Financial Statement Schedules

                Schedule II  -  Valuation of Qualifying Accounts

        3.      Exhibits

                The following exhibits are filed with or incorporated by reference in this report. Where such filing is made by incorporation by reference to a previously filed registration statement or report, such registration statement or report is identified in parentheses. The Company will furnish any exhibit upon request to: ADTRAN, Inc., Attn: Investor Relations,
                P. O. Box 140000, 901 Explorer Boulevard, Huntsville, Alabama 35814 There is a charge of $.50 per page to cover expenses for copying and mailing.


         Exhibit
         Number                         Description


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

                (d) Specimen Taxable Revenue Bond, Series 1995 (ADTRAN, Inc Project);

                (e) Resolution of the Company authorizing the Financing Agreement, the Loan Agreement and the Note;

                (f) Specimen Note from the Company to AmSouth Bank of Alabama, dated January 13, 1995;

                (g) Pledge Agreement dated January 13, 1995 between AmSouth Bank of Alabama and the Company;

                (h) Eighth Amended and Restated Closing Agreement between the Company and AmSouth Bank of Alabama dated March 24, 1997 and effective January 13, 1995; and

                (i) Preliminary Agreement dated November 16, 1994 between the Issuer and the Company.

         10.2 Master Note for Business and Commercial Loans, dated June 1, 1996 and in the original principal amount of $10,000,000 by and between the Company and AmSouth Bank of Alabama.

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

        10.4    Management Contracts and Compensation Plans:

                (a) 1996 Employees Stock Incentive Plan (Exhibit 10.4 to 1995 Form 10-K).

                (b) 1995 Directors Stock Incentive Plan (Exhibit 10.4 to 1995 Form 10-K).

        *23     Consent of Coopers & Lybrand L.L.P.

        *24     Powers of Attorney

        *27 Financial Data Schedule for current period and restated Financial Data Schedules for other periods.

      (b)       Reports on Form 8-K.

                None



 -----------
 *Filed herewith

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 1998.

                                           ADTRAN, Inc.
                                           (Registrant)


                                    By: /s/ John R. Cooper
                                            John R. Cooper
                                            Vice President-Finance
                                            and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 1998.

        Signature                                       Title



 /s/ Mark C. Smith                          Chairman of the Board, Chief
 Mark C. Smith                              Executive Officer and Director

 Howard  A. Thrailkill*                     President, Chief Operating Officer
 Howard A. Thrailkill                       and Director

 Lonnie S. McMillian*                       Sr. Vice President, Secretary,
 Lonnie S. McMillian                        and Director

 O. Gene Gabbard*                           Director
 O. Gene  Gabbard

 William L. Marks*                          Director
 William L. Marks

 Roy J. Nichols*                            Director
 Roy J. Nichols

 James L. North*                            Director
 James L. North

 /s/ John R. Cooper                         Vice President-Finance and
 John R. Cooper                             Chief Financial Officer

 *By: /s/Mark C. Smith
        Mark C. Smith
         as Attorney-in-Fact

                                  ADTRAN, INC.
                               INDEX OF EXHIBITS


 Exhibit
 Number                                       Description

3.1  Certificate  of  Incorporation,  as amended  (Exhibit 3.1 to the  Company's
     Registration   Statement  on  Form  S-1,  No.  33-81062   (the  "Form  S-1
     Registration Statement"))

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

      (d) Specimen Taxable Revenue Bond, Series 1995 (ADTRAN,Inc.Project);

      (e) Resolution of the Company authorizing the Financing Agreement, the Loan Agreement and the Note;

      (f) Specimen Note from the Company to AmSouth Bank of Alabama, dated January 13, 1995;

      (g) Pledge Agreement dated January 13, 1995 between AmSouth Bank of Alabama and the Company;

      (h) Eighth Amended and Restated Closing Agreement between the Company and AmSouth Bank of Alabama dated March 24, 1997 and effective January 13, 1995; and

      (i) Preliminary Agreement dated November 16, 1994 between the Issuer and the Company.

 10.2 Master Note for Business and Commercial Loans, dated June 1, 1996 and in the original principal amount of $10,000,000 by and between the Company and AmSouth Bank of Alabama.

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

10.4  Management Contracts and Compensation Plans:

      (a) 1996 Employees Stock Incentive Plan (Exhibit  10.4 to 1995 Form 10-K).

      (b) 1995 Directors Stock Incentive Plan (Exhibit 10.4 to 1995 Form 10-K).

*23   Consent of Coopers & Lybrand L.L.P.

*24   Powers of Attorney

*27 Financial Data Schedule for current period and restated Financial Data Schedules for other periods.




*Filed herewith

REPORT OF INDEPENDENT ACCOUNTANTS


To  the Board of Directors
ADTRAN, Inc.

Our report on the financial statements of ADTRAN, Inc.has been included on page 25 of this Form 10-K. In connection with our audits of such financial statements we have also audited the related financial statement schedule included on page 44 of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




/s/ Coopers & Lybrand L.L.P.
COOPERS & LYBRAND L.L.P.
Birmingham, Alabama
January 13, 1998

                                         SCHEDULE II
                              VALUATION AND QUALIFYING ACCOUNTS



                                         Balance at                                            Balance
                                        Beginning of                                          at end of
                                         Period             Additions      Deductions          Period


Year ended December 31, 1997

Allowance for Doubtful Accounts       $  872,724          $  254,366        $233,701         $  893,389
Inventory Reserve                     $  883,032          $1,366,031                         $2,249,063
Warranty Liability                    $1,026,156          $  409,103                         $1,435,259


Year ended December 31, 1996
Allowance for Doubtful Accounts       $  544,526          $  430,789        $102,591         $  872,724
Inventory Reserve                     $  660,151          $  222,881                         $  883,032
Warranty Liability                    $  523,027          $  503,129                         $1,026,156

Year ended December 31, 1995
Allowance for Doubtful Accounts       $  450,000          $  178,952        $ 84,426         $  544,526
Inventory Reserve                     $  497,825          $  162,326                         $  660,151
Warranty Liability                    $  280,806          $  242,221                         $  523,027
