Form 10-Q
period 1998-03-31
ADTRAN INC
filed 1998-05-14
CIK 926282

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                 For the Quarterly Period Ended March 31, 1998

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

                                 ---------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act o 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date:

        Class                                     Outstanding at April 30, 1998
Common Stock, $.01 Par Value                           39,410,479 shares


                                  Page 1 of 14
                          Index of Exhibits on Page 14

                                  ADTRAN, INC.

                          Quarterly Report on Form 10-Q
                      For the Quarter Ended March 31, 1998

                                Table of Contents

Item                                                                  Page
Number                PART I. FINANCIAL INFORMATION                   Number

1                Financial Statements:

                 Condensed Balance Sheets as of  March 31, 1998
                 and December 31, 1997                                   3

                 Condensed Statements of Income for the three months
                 ended March 31, 1998 and 1997                           4

                 Condensed Statements of Cash Flows for the three
                 months ended March 31, 1998 and 1997                    5

                 Notes to Condensed Financial Statements                 6

2                Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                     8

                     PART II. OTHER INFORMATION

6                Exhibits and Reports on Form 8-K                        12

                                             SIGNATURE                   13

                                             INDEX OF EXHIBITS           14

                          PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

                                  ADTRAN, INC.
                            CONDENSED BALANCE SHEETS

                                                        ASSETS
                                                                               March 31,                  December 31,
                                                                                 1998                       1997
                                                                              (Unaudited)
Current assets:
     Cash and cash equivalents................................                 $28,408,336               $45,340,961
     Short-term investments...................................                  63,423,723                37,833,240
     Accounts receivable, less allowance for
        doubtful accounts of  $833,228 and  $893,389
        in 1998 and 1997, respectively........................                  37,549,813                40,906,887
     Other receivables........................................                     785,314                   343,463
     Inventory................................................                  39,003,378                39,369,103
     Prepaid expenses.........................................                   2,039,118                 1,148,288
     Deferred income taxes....................................                   2,458,136                 2,458,136
                                                                                 ---------                 ---------
               Total current assets                                            173,667,818               167,400,078

Property, plant and equipment, less accumulated
     depreciation of  $22,863,074 and  $20,900,272
     in 1998 and 1997, respectively...........................                  66,660,649                64,801,132
Other assets..................................................                     200,000                   200,000
Long-term investments.........................................                  55,035,000                50,000,000
                                                                                ----------                ----------
                                                                              $295,563,467              $282,401,210
                                                                              ============              ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable.........................................                $  9,594,748              $  9,121,270
     Accrued salaries.........................................                   1,752,673                 1,927,364
     Accrued income taxes.....................................                   7,277,194                 4,579,345
     Accrued taxes other than income taxes....................                     250,744                   180,611
     Warranty liability.......................................                   1,435,259                 1,435,259
     Compensated absences.....................................                   1,153,397                   972,651
                                                                                 ---------                   -------
          Total current liabilities                                             21,464,015                18,216,500
Long term liabilities:
     Bonds payable............................................                  50,000,000                50,000,000
     Deferred income taxes....................................                   2,147,635                 2,147,635
                                                                                 ---------                 ---------
          Total liabilities                                                     73,611,650                70,364,135
                                                                                ----------                ----------

Stockholders' equity:
     Common stock, par value $.01 per share
        200,000,000 shares authorized: 39,407,179 and
        39,381,264 shares issued in 1998 and 1997, respectively                    394,072                   393,813
     Additional paid-in capital...............................                  90,604,447                90,582,615
     Retained earnings........................................                 133,153,298               123,260,647
         Less 100,000 shares treasury stock at cost...........                  (2,200,000)               (2,200,000)
                                                                              ------------              ------------
     Total stockholders' equity...............................                 221,951,817               212,037,075
                                                                               -----------               -----------
                                                                              $295,563,467              $282,401,210
                                                                              ============              ============


                     See notes to condensed financial statements

                                  ADTRAN, INC.
                         CONDENSED STATEMENTS OF INCOME

                                    Unaudited


                                                                                   Three Months Ended
                                                                                       March 31,
                                                                            1998                     1997
Sales.........................................................            $65,327,234             $61,230,184
Cost of sales.................................................             29,408,537              29,438,797
                                                                           ----------              ----------

          Gross profit........................................             35,918,697              31,791,387

Selling, general and administrative expenses..................             13,257,590              10,537,516
Research and development expenses.............................              8,378,356               6,995,257
                                                                            ---------               ---------

          Income from operations..............................             14,282,751              14,258,614

Interest expense..............................................               (534,428)               (242,534)
Other income, net.............................................              1,354,960                 862,465
                                                                            ---------                 -------

Income before income taxes....................................             15,103,284              14,878,545
Provision for income taxes....................................             (5,210,633)             (5,356,277)
                                                                           -----------            -----------

          Net income..........................................            $ 9,892,651             $ 9,522,268
                                                                          ===========             ===========

Weighted average shares outstanding assuming dilution (1).....             39,538,761              39,543,424
                                                                           ==========              ==========

Earnings per common share assuming dilution (1)...............         $          .25          $          .24
                                                                       --------------          --------------

Earnings per common  share - basic............................         $          .25          $          .24
                                                                       --------------          --------------


(1) Assumes exercise of dilutive stock options calculated under the treasury stock method.

























                   See notes to condensed financial statements


                                                     ADTRAN, INC.
                                          CONDENSED STATEMENTS OF CASH FLOWS
                                                      Unaudited
                                                                                       Three Months Ended
                                                                                           March 31,
                                                                                1998                        1997
Cash flow from operating activities:
     Net income...............................................             $  9,892,651                 $9,522,268
     Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation..........................................                1,963,469                  1,716,073
        Gain on sale of property, plant and equipment..                            (667)                    (2,197)
        Loss on short-term investments........................                        0                      5,720
        Change in operating assets:
             Accounts receivable..............................                3,357,074                  1,120,839
          Inventory...........................................                  365,725                 (7,289,699)
             Other receivables................................                 (441,851)                    66,984
             Prepaid expenses.................................                 (890,830)                   295,959
        Change in operating liabilities:
             Accounts payable.................................                  473,478                  1,558,845
             Accrued salaries.................................                 (174,691)                  (959,765)
             Accrued income taxes.............................                2,697,849                  3,805,845
             Accrued taxes other than income taxes............                   70,133                    (1,679)
             Compensated absences.............................                  180,746                    166,586
                                                                                -------                    -------

     Net cash provided by operating activities................               17,493,086                 10,005,779
                                                                             ----------                 ----------

Cash flows from investing activities:
     Expenditures for property, plant and equipment...........               (3,832,319)                (7,536,817)
     Proceeds from the disposition of property, plant and
        equipment.............................................                   10,000                     14,671
     (Purchase) Redemption of short-term investments..........              (25,590,483)                 2,000,000
     Purchase of long-term investments........................               (5,035,000)
                                                                            ------------               -----------
     Net cash used in investing activities....................              (34,447,802)                (5,522,146)
                                                                            ------------               -----------

Cash flows from financing activities:
     Proceeds from issuance of common stock...................                   22,091                    220,080
                                                                                 ------                    -------

     Net cash provided by financing activities................                   22,091                    220,080
                                                                                 ------                   -------

     Net(decrease)increase in cash and cash equivalents.......              (16,932,625)                 4,703,713

Cash and cash equivalents, beginning of period................               45,340,961                 44,839,131
                                                                             ----------                 ----------
Cash and cash equivalents, end of period......................              $28,408,336                $49,542,844
                                                                            ===========                ===========


                   See notes to condensed financial statements

                                                    ADTRAN, INC.
                                       NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                     (Unaudited)



1. BASIS OF PRESENTATION

The interim  condensed  balance sheet of ADTRAN,  Inc.  (the  "Company") at
December 31, 1997  has  been  derived  from  audited   consolidated   financial
statements, but does not include all disclosures required by generally accepted accounting principles. The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and notes required by generally accepted accounting principles for complete financial statements are not included herein. In the opinion of management, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected to occur for the year ending December 31, 1998. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K.

2.    INVENTORY

At March 31, 1998 and December 31, 1997, inventory consisted of the following:

                                      March 31,               December 31,
                                        1998                     1997

Raw materials                       $23,901,580              $24,199,720
Work in progress                      3,283,225                2,565,179
Finished goods                       11,818,573               12,604,204
                                     ----------               ----------
                                    $39,003,378              $39,369,103
                                    ===========              ===========


3.    THE ALABAMA STATE INDUSTRIAL DEVELOPMENT AUTHORITY

     In conjunction with an expansion of its Huntsville,Alabama facility, the Company was approved for participation in an incentive program offered by the Alabama State Industrial Development Authority (the "Authority"). Pursuant to such program, on January 13, 1995, the Authority issued $20,000,000 of its taxable revenue bonds pursuant to such program and loaned the proceeds from the sale of the bonds to the Company. The bonds were originally purchased by AmSouth Bank of Alabama, Birmingham, Alabama (the "Bank"). Effective April 25, 1997, First Union National Bank of Tennessee, Nashville, Tennessee (the "Bondholder") purchased the original bond from the Bank and made additional advances of $30,000,000 to the Authority increasing the total amount to $50,000,000. An Amended and Restated Taxable Revenue Bond (ADTRAN, Inc. Project) Series 1995 was issued and the original financing agreement was amended. The Amended and Restated Bond bears interest, payable monthly, at the rate of 45 basis points over the money market rate of the Bondholder and will mature on January 1, 2020. The Company has agreed to make payments to the Authority in amounts necessary to pay the principal of and interest on the original bond and the Amended and Restated Bond. Construction on the project began in March 1995 and certain phases were completed by March 31, 1998. There can be no assurance that the State of Alabama will continue to make these corporate income tax credits available in the future, and the Company therefore may not realize the full benefit of these incentives.

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

5.    EARNINGS PER SHARE

A summary of the calculation of basic and diluted earnings per share for the three months ended March 31, 1998 and 1997 is as follows:

                                                                 For the Three Months Ended March 31, 1998
                                                            Income                Shares              Per-Share
                                                          (Numerator)          (Denominator)            Amount
Basic EPS
Income available to common stockholders                        $9,892,651           39,301,337          $.25

Effect of Dilutive Securities
Stock Options                                                           0              237,424

Diluted EPS
Income available to common stockholders
  + assumed conversions                                        $9,892,651           39,538,761          $.25



                                                                 For the Three Months Ended March 31, 1997
                                                            Income                Shares              Per-Share
                                                          (Numerator)          (Denominator)            Amount

Basic EPS
Income available to common stockholders                        $9,522,268           39,030,371          $.24

Effect of Dilutive Securities
Stock Options                                                           0              513,053

Diluted EPS
Income available to common stockholders
  + assumed conversions                                        $9,522,268           39,543,424          $.24


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

ADTRAN, Inc. (the "Company") designs, develops, manufactures, markets and services a broad range of high speed digital transmission products utilized by telephone companies ("Telcos") and corporate end-users to implement advanced digital data services over existing telephone networks. The Company currently sells its products to Telcos (including all of the Regional Bell Operating Companies), and private end-users in the Customer Premises Equipment ("CPE") market.

The Company's sales have increased each year due primarily to increases in the number of units sold to both new and existing customers. These annual sales increases reflect the Company's strategy of increasing unit volume and market share through the introduction of succeeding generations of products having lower selling prices and increased functionality as compared to the prior generation of a product and to the products of competitors. An important part of the Company's strategy is to engineer the reduction of the product cost of each succeeding product generation and then to lower the product's price based on the cost savings achieved. As a part of this strategy, the Company seeks in most instances to be a low-cost, high-quality provider of products in its markets. The Company's success to date is attributable in large measure to its ability to initially design its products with a view to their subsequent re-design, allowing efficient enhancements of the product in each succeeding product generation. This strategy has enabled the Company to sell succeeding generations of products to existing customers as well as to increase its market share by selling these enhanced products to new customers.

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





Results of Operations - Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

Sales

The Company's sales increased 6.7% from $61,230,184 in the three months ended March 31, 1997 to $65,327,234 in the three months ended March 31, 1998. The increased sales resulted from an increase in sales volume to existing customers and from increased market penetration. Sales to Telcos increased slightly from $40,388,176 in the three months ended March 31, 1997 to $40,696,014 in the three months ended March 31, 1998. The increase in Telco sales in the 1998 period resulted primarily from increased sales of High bit-rate Digital Subscriber Line ("HDSL") products and Integrated Services Digital Network ("ISDN") products). Telco sales as a percentage of total sales decreased from 66.0% in the three months ended March 31, 1997 to 62.3% in the three months ended March 31, 1998. Sales of CPE products increased 18.2% from $20,842,008 in the three months ended March 31, 1997 to $24,631,220 in the three months ended March 31, 1998, as a result of increased sales of ("T-1") products, (a digital transmission link with a capacity of 1.544 Mbit/s used predominantly in North America). The financial effect of the increase in overall unit volume was offset somewhat by lower unit selling prices for many of the Company's products.

Cost of Sales

Cost of sales decreased slightly from $29,438,797 in the three months ended March 31, 1997 to $29,408,537 in the three months ended March 31, 1998, due to reduction of unit costs. As a percentage of sales, cost of sales decreased from 48.1% in the three months ended March 31, 1997 to 45.0% in the three months ended March 31, 1998. An important part of the Company's strategy is to reduce the product cost of each succeeding product generation and then to lower the product's price based on the cost savings achieved. This strategy sometimes results in variations in the Company's gross profit margin due to timing differences between the recognition of cost reductions and the lowering of product selling prices. In view of the rapid pace of new product introductions by the Company, this strategy may result in variations in gross profit margins that, for any particular financial period, can be difficult to predict.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 25.8% from $10,537,516 in the three months ended March 31, 1997 to $13,257,590 in the three months ended March 31, 1998. The increase was due to additional sales and support expenditures necessary as a result of the Company's expanded sales base. Selling, general and administrative expenses as a percentage of sales increased from 17.2% in the three months ended March 31, 1997 to 20.3% in the three months ended March 31, 1998. Sales and support organization expansion, which resulted in increased costs during the quarter, will continue because they are necessary to position the Company to accumulate market share and maintain growth over the longer term.

Research and Development Expenses

Research and development expenses increased 19.8% from $6,995,257 in the three months ended March 31, 1997 to $8,378,356 in the three months ended March 31, 1998. The increase was due to increased engineering costs associated with new product introductions and product cost and feature enhancement activities. As a percentage of sales, research and development expenses increased from 11.4% in the three months ended March 31, 1997 to 12.8% in the three months ended March 31, 1998. ADTRAN will continue to invest in these product development activities because they are necessary to position the Company to accumulate market share and maintain growth over the longer term.

Interest Expense

Interest expense increased 120% from $242,534 in the three months ended March 31, 1997 to $534,428 in the three months ended March 31, 1998. This increase was due to an increase in bonds payable from $20,000,000 during the first quarter of 1997 to $50,000,000 in the first quarter of 1998. See "Liquidity and Capital Resources" below.

Net Income

As a result of the above factors, net income increased 3.9% from $9,522,268 in the three months ended March 31, 1997 to $9,892,651 in the three months ended March 31, 1998. As a percentage of sales, net income decreased slightly from 15.6% in the three months ended March 31, 1997 to 15.1% in the three months ended March 31, 1998.

Liquidity and Capital Resources

The Company is continuing a project to expand its facilities in Huntsville in several phases over the next four years at a cost of approximately $150,000,000, of which $51,399,000 had been incurred at March 31, 1998. The debt associated with $50,000,000 of this project has been approved for participation in an incentive program offered by the Alabama State Industrial Development Authority (the "Authority"). The Authority issued an additional $30,000,000 of its taxable revenue bonds (the "Amended and Restated Bond"), pursuant to such program and loaned the proceeds from the sale of the Amended and Restated Bond to the Company, increasing the Company's long-term debt to $50,000,000 as of April 25, 1997. The Company will make payments to the Authority in amounts necessary to pay the principal of and interest on the Amended and Restated Bond, which matures on January 1, 2020.

The Company's working capital position improved from $149,183,578 as of December 31, 1997 to $152,203,803 as of March 31, 1998. This improvement in the Company's working capital position was due primarily to increased earnings. The Company has used, and expects to continue to use, the remaining proceeds of prior public offerings for working capital and other general corporate purposes, including
(i) product development activities to enhance its existing products and develop new products and (ii) expansion of sales and marketing activities. Inventory decreased 1% from December 31, 1997 to March 31, 1998. This decrease was attributable to the Company's desire to ship larger orders to customers from available stock.

Capital expenditures totaling $18,220,850 for the year ended December 31,1997 and $3,832,319 in the first three months of 1998 were used to expand the Company's headquarters and to purchase equipment.

At March 31, 1998, the Company's cash on hand of $28,408,336, short-term investments of $63,423,723 and $10,000,000 available under a $10,000,000 bank line of credit placed the Company's potential cash availability at $101,832,059, of which a portion is being used to expand the Company's facilities under the incentive program described above. The Company's $10,000,000 bank line of credit bears interest at the rate of 87.5 basis points over the 30 day London inter-bank offered rate. The Company intends to renew its $10,000,000 bank line of credit upon expiration in May 1998.

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

The Company is also in the preliminary stages of assessing the impact of the year 2000 issue on its major vendors and suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own year 2000 issue. Based on information presently available, the Company does not anticipate any material impact on its financial condition or results of operations from the effect of the year 2000 issue on the Company's internal systems or those of its major suppliers and customers. However, there can be no guarantee that the systems of other companies on which the Company's system rely will be timely converted, or that a failure to convert by another company would not have a material adverse impact on the Company.

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a) The following exhibits are being filed with this report.

     Exhibit No.     Description

     27 Financial Data Schedule for the three months ended March 31, 1998

     27.1 Restated Financial Data Schedule for the three months ended March 31, 1997

     27.2 Restated Financial Data Schedule for the three months ended June 30, 1997

     27.3 Restated Financial Data Schedule for the three months ended September 30, 1997

     27.4 Restated Financial Data Schedule for the three months ended March 31, 1996

     27.5 Restated Financial Data Schedule for the three months ended June 30, 1996

     27.6 Restated Financial Data Schedule for the three months ended September 30, 1996

     27.7            Restated Financial Data Schedule for the year ended
                     December 31, 1996

     27.8 Restated Financial Data Schedule for the year ended December 31, 1995



           (b)   Reports on Form 8-K.  None

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        ADTRAN, INC.
                                       (Registrant)



Date:  May 14,  1998                   /s/ John R. Cooper
                                       ------------------
                                           John R. Cooper
                                           Vice President - Finance and
                                           Chief Financial Officer

                                INDEX OF EXHIBITS

     Exhibit No.     Description                                  Page Number

         27          Financial  Data  Schedule for the three
                     months ended March 31, 1998                       15

         27.1        Restated Financial Data Schedule for the
                     three months ended March 31,1997                  16

         27.2        Restated Financial Data Schedule for the
                     three months ended June 30, 1997                  17

         27.3        Restated Financial Data  Schedule for the
                     three months ended September 30, 1997             18

         27.4        Restated Financial Data Schedule for the
                     three months ended  March 31, 1996                19

         27.5        Restated Financial Data Schedule for the
                     three months ended  June 30, 1996                 20

         27.6        Restated Financial Data Schedule for the
                     three months ended September 30, 1996             21

         27.7        Restated Financial Data Schedule for the
                     three months ended December 31, 1996              22

         27.8        Restated Financial Data Schedule for the
                     year ended December 31, 1995                      23