Form 10-Q
period 1998-06-30
ADTRAN INC
filed 1998-08-14
CIK 926282

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.  20549
                           FORM 10-Q

      [X] Quarterly Report Pursuant to Section 13 or 15(d)
             of the Securities Exchange Act of 1934
          For the Quarterly Period Ended June 30, 1998

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

Class                                           Outstanding at July 31, 1998
Common Stock, $.01 Par Value                        39,016,979 shares

                          ADTRAN, INC.

                 Quarterly Report on Form 10-Q
              For the  Quarter Ended June 30, 1998

                       Table of Contents

Item                                                          Page
Number            PART I.  FINANCIAL INFORMATION             Number

1       Financial Statements:

        Condensed Balance Sheets as of  June 30, 1998 and
        December 31, 1997                                      3

        Condensed  Statements  of  Income  for  the  three
        months and six months                                  4
        ended June 30, 1998 and 1997

        Condensed Statements of Cash Flows for the six
        months ended June 30, 1998 and 1997                    5

        Notes to Condensed Financial Statements                6

2       Management's Discussion and Analysis of  Financial
        Condition  and Results of Operations                   9


                   PART II.  OTHER INFORMATION

4       Submission  of  Matters  to  a  Vote  of  Security    13
        Holders

5       Other Information                                     13

6       Exhibits and Reports on Form 8-K                      14

                            SIGNATURE                         15




                    PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                             ADTRAN, INC.
                       CONDENSED BALANCE SHEETS

                               ASSETS
                                                  June 30,     December 31,
                                                    1998            1997
                                                (Unaudited)
Current assets:
     Cash and cash equivalents                  $25,539,437     $45,340,961
     Short-term investments                      63,423,723      37,833,240
       Accounts  receivable, less
       allowance for doubtful accounts
       of $820,445 and $893,389 in 1998
       and 1997, respectively                    36,956,828      40,906,887
     Other receivables                            1,113,151         343,463
     Inventory                                   41,822,741      39,369,103
     Prepaid expenses                             1,929,209       1,148,288
     Deferred income taxes                        2,458,136       2,458,136
                                                -----------     -----------
               Total current assets             173,243,225     167,400,078

Property, plant and equipment, less
accumulated depreciation of
      $24,953,849 and $20,900,272
      in 1998 and 1997, respectively            69,023,525      64,801,132
Other assets                                       220,000         200,000
Long-term investments                           55,035,000      50,000,000
                                              ------------    ------------
                                              $297,521,750    $282,401,210
                                              ============    ============

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                          $11,904,214     $ 9,121,270
     Accrued salaries                            2,879,550       1,927,364
     Accrued income taxes                        2,294,364       4,579,345
     Accrued taxes other than income taxes         260,015         180,611
     Warranty liability                          1,435,259       1,435,259
     Compensated absences                        1,239,289         972,651
                                                ----------      ----------
          Total current liabilities             20,012,691      18,216,500

Long term liabilities:
     Bonds payable                              50,000,000      50,000,000
     Deferred income taxes                       2,147,635       2,147,635
                                                ----------      ----------
          Total liabilities                     72,160,326      70,364,135
                                                ----------      ----------
Stockholders' equity:
      Common stock, par value $.01
          per share 200,000,000 shares
          authorized: 39,414,479 and
          39,381,264 shares issued in
          1998 and 1997, respectively              394,145        393,813
     Additional paid-in capital                 90,621,208     90,582,615
     Retained earnings                         143,298,196    123,260,647
     Less 397,500 and 100,000 shares
          treasury stock at cost in
          1998 and 1997, respectively           (8,952,125)    (2,200,000)
                                               -----------    -----------
     Total stockholders' equity                225,361,424    212,037,075
                                               -----------   ------------
                                              $297,521,750   $282,401,210
                                              ============   ============



                See notes to condensed financial statements

                                ADTRAN, INC.
                      CONDENSED STATEMENTS OF INCOME

                               Unaudited

                                                   Three Months Ended                   Six Months Ended
                                                       June 30,                            June 30,
                                                 1998            1997                1998             1997
Sales                                      $71,155,452       $59,125,208        $136,482,686     $120,355,392
Cost of sales                               32,205,894        30,493,144          61,614,431       59,931,941
                                            ----------        ----------          ----------       ----------
           Gross profit                     38,949,558        28,632,064          74,868,255       60,423,451

Selling, general and
   administrative expenses                  15,064,329        10,624,484          28,321,919       21,161,999
Research and development expenses            9,443,911         7,716,639          17,822,267       14,711,897
                                            ----------        ----------          ----------       ----------

          Income from operations            14,441,318        10,290,941          28,724,069       24,549,555


Interest expense                              (576,333)         (508,665)         (1,110,761)        (751,199)
Other income, net                            1,506,073         1,124,401           2,861,033        1,986,866
                                             ---------        ----------          ----------       ----------
Income before income taxes                  15,371,058        10,906,677          30,474,341       25,785,222
Provision for income taxes                  (5,226,160)       (3,926,404)        (10,436,792)      (9,282,680)
                                            ----------         ---------          ----------        ---------

          Net income                       $10,144,898       $ 6,980,273         $20,037,549      $16,502,542
                                           ===========       ============        ===========      ===========

Weighted average shares
 outstanding assuming dilution(1)           39,431,601        39,523,277          39,500,980       39,531,615
                                            ==========        ==========          ==========       ==========
Earnings per common share assuming
dilution (1                                      $0.26             $0.18               $0.51            $0.42
                                                 -----             -----               -----            -----
Earnings per common share - basic                $0.26             $0.18               $0.51            $0.42
                                                 -----             -----               -----            -----




(1) Assumes exercise of dilutive stock options calculated under the treasury stock method.















            See notes to condensed financial statements


                           ADTRAN, INC.
                CONDENSED STATEMENTS OF CASH FLOWS
                             Unaudited
                                                                            Six Months Ended
                                                                                June 30,
                                                                         1998            1997
Cash flows from operating activities:
     Net income                                                       $20,037,549   $16,502,542
     Adjustments to reconcile net
       income to net cash provided by operating activities:
     Depreciation                                                       4,054,508     3,597,865
     Gain(loss)on sale of property, plant and equipment                         0       (12,220)
     Loss on short-term investments                                             0        55,930
     Change in operating assets:
       Accounts receivable                                              3,950,059     2,069,867
       Inventory                                                       (2,453,638)  (14,126,608)
       Other receivables                                                 (770,618)      (91,006)
       Prepaid expenses                                                  (800,921)      (44,648)
     Change in operating liabilities:
       Accounts payable                                                 2,782,944       523,351
       Accrued salaries                                                   952,186      (382,569)
       Accrued income taxes                                            (2,284,981)   (1,803,706)
       Accrued taxes other than income taxes                               79,404        12,000
       Compensated absences                                               266,638       230,606
       Accrued interest                                                         0       (59,594)
                                                                       ----------    ----------
      Net cash provided by operating activities                        25,813,130     6,471,810
                                                                       ----------    ----------
Cash flows from investing activities:
      Expenditures for property, plant and equipment                   (8,285,971)  (11,814,233)
      Proceeds from the disposition of property, plant and
        equipment                                                          10,000        28,447
      (Purchase) redemption of  short-term investments                (25,590,483)    3,966,760
      Purchase of long-term investments                                (5,035,000)  (50,000,000)
                                                                      -----------    ----------
      Net cash used in investing activities                           (38,901,454)  (57,819,026)
                                                                      -----------    ----------
Cash flows from financing activities:
      Proceeds from issuance of bonds                                           0    50,000,000
      Redemption of bonds payable                                               0   (20,000,000)
      Proceeds from issuance of common stock                               38,925       286,229
      Purchase of treasury stock                                       (6,752,125)   (2,200,000)
                                                                      -----------    ----------
      Net cash (used in) provided by financing activities              (6,713,200)   28,086,229
                                                                      -----------    ----------
      Net (decrease)increase in cash and cash equivalents             (19,801,524)  (23,260,987)


Cash and cash equivalents, beginning of period                         45,340,961    44,839,131
                                                                       ----------    ----------
Cash and cash equivalents, end of period                              $25,539,437   $21,578,144
                                                                      ===========   ===========





           See notes to condensed financial statements

                          ADTRAN, INC.
            NOTES TO CONDENSED FINANCIAL STATEMENTS
                          (Unaudited)



1. BASIS OF PRESENTATION

     The condensed balance sheet of ADTRAN, Inc. (the "Company") at December 31, 1997 has been derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The accompanying unaudited condensed financial statements of the Company have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and notes required by generally accepted accounting principles for complete financial statements are not included herein. In the opinion of management, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature. Operating results for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected to occur for the year ending December 31, 1998. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K.

2.  INVENTORY

At June 30, 1998 and December 31, 1997, inventory consisted of the following:

                                        June 30,     December 31,
                                         1998            1997

Raw materials                        $26,961,646     $24,199,720
Work in progress                       3,749,075       2,565,179
Finished goods                        11,112,020      12,604,204
                                     -----------     -----------
                                     $41,822,741     $39,369,103
                                     ===========     ===========


3.   RECENT ACCOUNTING DEVELOPMENTS

     In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, which requires the reporting and display of comprehensive income and its components in an entity's financial statements, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be required. The Company is required to adopt these standards in 1998. The Company does not expect the impact of these pronouncements to be material. For the six months ended June 30, 1998 and 1997, there were no differences between net income and comprehensive income.


4.   EARNINGS PER SHARE

     A summary of the calculation of basic and diluted earnings per share for the three months and six months ended June 30, 1998 and June 30, 1997 is as follows:


                                    FOR THE THREE MONTHS ENDED JUNE 30, 1998

                                    Income         Shares         Per-Share
                                   (Numerator)  (Denominator)     Amount
Basic EPS
Income available to common
 stockholders                     $10,144,898   39,284,750        $0.26

Effect of Dilutive Securities
Stock Options                                      146,852

Diluted EPS
Income available to common
 stockholders + assumed
 conversions                      $10,144,898    39,431,602       $0.26

                                  FOR THE SIX MONTHS ENDED JUNE 30, 1998

                                   Income         Shares         Per-Share
                                  (Numerator)  (Denominator)     Amount
Basic EPS
Income available to common      $20,037,549     39,306,033       $0.51
stockholders

Effect of Dilutive Securities
Stock Options                                      194,947

Diluted EPS
Income available to common
 stockholders + assumed
 conversions                     $20,037,549    39,500,980       $0.51





                                FOR THE THREE MONTHS ENDED JUNE 30, 1997

                                Income           Shares        Per-Share
                              (Numerator)     (Denominator)    Amount

Basic EPS
Income available to common
 stockholders                    $6,980,273     39,244,514       $0.18

Effect of Dilutive Securities
 Stock Options                                     278,763

Diluted EPS
Income available to common
 stockholders + assumed
 conversions                     $6,980,273     39,523,277       $0.18



                                 FOR THE SIX MONTHS ENDED JUNE 30, 1997

                                Income          Shares           Per-Share
                              (Numerator)    (Denominator)       Amount


Basic EPS
Income available to common
 stockholders                  $16,502,542      39,137,998       $0.42

Effect of Dilutive Securities
Stock Options                                      393,618

Diluted EPS
Income available to common
 stockholders + assumed
 conversions                   $16,502,542      39,531,616       $0.42

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

Results of Operations - Three Months and Six Months Ended June 30,1998 Compared
                        to Three Months and Six Months Ended June 30, 1997

SALES

     The Company's sales increased 20.3% from $59,125,208 in the three months ended June 30, 1997 to $71,155,452 in the three months ended June 30, 1998. Sales increased 13.4% from $120,355,392 in the six months ended June 30, 1997 to $136,482,686 in the six months ended June 30, 1998. The increased sales resulted from an increase in sales volume to existing customers and from increased market penetration. Sales to Telcos increased slightly from $37,941,567 in the three months ended June 30, 1997 to $39,681,156 in the three months ended June 30, 1998 and increased from $78,329,743 in the six months ended June 30, 1997 to $80,377,170 in the six months ended June 30, 1998. The increase in Telco sales in the 1998 period resulted primarily from increased sales of High bit-rate Digital Subscriber Line ("HDSL") products and ("DDS") Digital Data Services products. Telco sales as a percentage of total sales decreased from 64.2% in the three months ended June 30, 1997 to 55.8% in the three months ended June 30, 1998 and decreased from 65.1% in the six months ended June 30, 1997 to 58.9% in the six months ended June 30, 1998. Sales of CPE products increased 48.6% from $21,183,641 in the three months ended June 30, 1997 to $31,474,296 in the three months ended June 30, 1998, as a result of increased sales of ("T-1") products, (a digital transmission link with a capacity of 1.544 Mbit/s used predominantly in North America). Sales of CPE products increased 33.5% from $42,025,649 in the six months ended June 30,1997 to $56,105,516 in the six months ended June 30, 1998. As a percentage of sales, CPE sales increased from 34.9% in the six months ended June 30, 1997 to 41.1% in the six months ended June 30, 1998. The financial effect of the increase in overall unit volume was offset somewhat by lower unit selling prices for many of the Company's products.

COST OF SALES

     Cost of sales increased slightly from $30,493,144 in the three months ended June 30, 1997 to $32,205,894 in the three months ended June 30, 1998 and increased 2.8% from $59,931,941 in the six months ended June 30, 1997 to $61,614,431 in the six months ended June 30, 1998. As a percentage of sales, cost of sales decreased from 51.6% in the three months ended June 30, 1997 to 45.3% in the three months ended June 30, 1998 and decreased from 49.8% in the six months ended June 30, 1997 to 45.1% in the six months ended June 30, 1998. An important part of the Company's strategy is to reduce the product cost of each succeeding product generation and then to lower the product's price based on the cost savings achieved. This strategy sometimes results in variations in the Company's gross profit margin due to timing differences between the recognition of cost reductions and the lowering of product selling prices. In view of the rapid pace of new product introductions by the Company, this strategy may result in variations in gross profit margins that, for any particular financial period, can be difficult to predict.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased 41.8% from $10,624,484 in the three months ended June 30, 1997 to $15,064,329 in the three months ended June 30, 1998 and increased 33.8% from $21,161,999 in the six months ended June 30, 1997 to $28,321,919 in the six months ended June 30, 1998. The increase was due to additional sales and support expenditures necessary as a result of the Company's expanded sales base. Selling, general and administrative expenses as a percentage of sales increased from 18.0% in the three months ended June 30, 1997 to 21.2% in the three months ended June 30, 1998 and increased from 17.6% in the six months ended June 30, 1997 to 20.8% in the six months ended June 30 1998. Sales and support organization expansion, which resulted in increased costs during the quarter, will continue because they are necessary to position the Company to accumulate market share and maintain growth over the longer term.


RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses increased 22.4% from $7,716,639 in the three months ended June 30, 1997 to $9,443,911 in the three months ended June 30, 1998 and increased 21.1% from $14,711,897 in the six months ended June 30, 1997 to $17,822,267 in the six months ended June 30, 1998. The increase was due to increased investment in product development and cost reduction through engineering. As a percentage of sales, research and development expenses increased from 13.1% in the three months ended June 30, 1997 to 13.3% in the three months ended June 30, 1998 and increased from 12.2% in the six months ended June 30, 1997 to 13.1% in the six months ended June 30, 1998. The Company will continue to invest in these product development activities because they are necessary to position the Company to accumulate market share and maintain growth over the longer term.

INTEREST EXPENSE

     Interest expense increased 13.3% from $508,665 in the three months ended June 30, 1997 to $576,333 in the three months ended June 30, 1998 and increased 47.9% from $751,199 in the six months ended June 30, 1997 to $1,110,761 in the six months ended June 30, 1998. This increase was due to an increase in bonds payable from $20,000,000 during the first quarter of 1997 to $50,000,000 in the first quarter of 1998. See "Liquidity and Capital Resources" below.

NET INCOME

     As a result of the above factors, net income increased 45.3% from $6,980,273 in the three months ended June 30, 1997 to $10,144,898 in the three months ended June 30, 1998 and increased 21.4% from $16,502,542 in the six months ended June 30, 1997 to $20,037,549 in the six months ended June 30, 1998. As a percentage of sales, net income increased from 11.8% in the three months ended June 30, 1997 to 14.3% in the three months ended June 30, 1998 and increased from 13.7% in the six months ended June 30, 1997 to 14.7% in the six months ended June 30, 1998.


LIQUIDITY AND CAPITAL RESOURCES

     The Company is continuing a project to expand its facilities in Huntsville in several phases over the next four years at a cost of approximately $150,000,000, of which $54,032,000 had been incurred at June 30, 1998. The debt associated with $50,000,000 of this project was approved for participation in an incentive program offered by the Alabama State Industrial Development Authority (the "Authority"). During 1997, the Authority issued an additional $30,000,000 of its taxable revenue bonds (the "Amended and Restated Bond"), pursuant to such program and loaned the proceeds from the sale of the Amended and Restated Bond to the Company, increasing the Company's long-term debt to $50,000,000 as of April 25, 1997. The Company will make payments to the Authority in amounts necessary to pay the principal of and interest on the Amended and Restated Bond, which matures on January 1, 2020.

     The Company's working capital position improved from $149,183,578 as of December 31, 1997 to $153,230,534 as of June 30, 1998. This improvement in the Company's working capital position was due primarily to increased earnings. The Company has used, and expects to continue to use, the remaining proceeds of prior public offerings for working capital and other general corporate purposes, including (i) product development activities to enhance its existing products and develop new products and (ii) expansion of sales and marketing activities. Inventory increased 6.2% from December 31, 1997 to June 30, 1998.

     On March 31, 1997, the Board of Directors authorized the Company to repurchase up to 1,000,000 shares of the Company's outstanding common stock. During the six month period ended June 30, 1998, the Company repurchased 297,500 shares at a cost of $6,752,125 and as of June 30, 1998, the Company has repurchased 397,500 shares at a total cost of $8,952,125.

     Capital expenditures totaling $18,220,850 for the year ended December 31, 1997 and $8,285,971 in the first six months of 1998 were used to expand the Company's headquarters and to purchase equipment.

     At June 30, 1998, the Company's cash on hand of $25,539,437, short- term investments of $63,423,723 and $10,000,000 available under a $10,000,000 bank line of credit placed the Company's potential cash availability at $98,963,160 of which a portion is being used to expand the Company's facilities under the incentive program described above. The Company's $10,000,000 bank line of credit bears interest at the rate of 87.5 basis points over the 30 day London inter-bank offered rate. The Company intends to renew its $10,000,000 bank line of credit upon expiration in May 1999.

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

YEAR 2000 COMPLIANCE

     The Company is in the process of reviewing current software and hardware to assess the impact of the year 2000 issue. Initially, the Company has determined that most of the Company's current business process software and hardware are year 2000 compliant. The Company is in the process of implementing new business process software which has been determined to be year 2000 compliant as well. This implementation should be completed in 1998. The Company expects to complete its year 2000 analysis by the end of 1998 and does not believe that costs associated with bringing the Company's computer systems into full compliance with year 2000 will result in material costs to the Company. The Company's products are year 2000 compliant as well and therefore, the Company does not believe that it has any material exposure to contingencies related to the year 2000 issue for products it has sold.

     The Company is also in the preliminary stages of assessing the impact of the year 2000 issue on its major vendors and suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own year 2000 issues. Based on information presently available, the Company does not anticipate any material impact on its financial condition or results of operations from the effect of the year 2000 issue on the Company's internal systems or those of its major suppliers and customers. However, there can be no guarantee that the systems of other companies on which the Company's system rely will be brought into compliance, or that a failure to convert by another company would not have a material adverse impact on the Company.

PART II. OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

     The 1998 Annual Meeting of Stockholders of the Company was held on April 27, 1998. Proxies with regard to the matters to be voted upon at the Annual Meeting were solicited under Regulation 14A of the Securities Exchange Act of 1934, as amended. Set forth below is a brief description of each matter voted upon at the Annual Meeting and the results of the voting on each such matter.

   (a) Election of the seven directors named below to serve until the next Annual Meeting of Stockholders. There was no solicitation in opposition to any of the nominees listed in the proxy statement, and all of the nominees were elected.


      NOMINEES                                       VOTES
                                                 For      Withheld
      Mark C. Smith                          37,376,135    53,178
      Lonnie S. McMillian                    37,375,585    53,728
      Howard A. Thrailkill                   37,345,074    84,239
      O. Gene Gabbard*                       37,375,535    53,778
      William J. Marks                       37,343,034    86,279
      Roy J. Nichols                         37,375,285    54,028
      James L. North                         37,049,660   379,653

     *Mr. Gabbard resigned from the Company's Board of Directors effective
      May 23, 1998.  No additional director has been appointed.


  (b) Ratification of the appointment of PricewaterhouseCoopers LLP, (formerly Coopers & Lybrand L.L.P.) as independent accountants of the Company for 1998.

                                  VOTES
              For                Against              Abstain
          ____________________________________________________
          37,399,903              7,264               22,146



Item 5.  Other Information

     The Securities and Exchange Commission has made recent changes to the proxy rules in Regulation 14A under the Securities Exchange Act of 1934, as amended, including Rule 14a-4 and Rule 14a-5. Stockholders are entitled to submit proposals on matters appropriate for stockholder action consistent with the rules and regulations of the Securities and Exchange Commission and the Company's Bylaws.

     In connection with a stockholder's proposal to be presented at the 1999 Annual Meeting of Stockholders where such stockholder has not sought inclusion of the proposal in the Company's proxy statement and form of proxy, a proxy granted to the Company's management will give management discretionary authority to vote on any such stockholder proposal at the 1999 Annual Meeting of
Stockholders:

   (i) if the Company's Corporate Secretary, ADTRAN, Inc., 901 Explorer Boulevard, Huntsville, Alabama 35806, receives such proposal after February 2, 1999; or


  (ii) if the Company's Corporate Secretary receives such proposal proposal on or before February 2, 1999 and management describes the proposal and how it intends to exercise its discretionary voting authority with respect to such proposal in its proxy statement relating to the 1999 Annual Meeting of Stockholders; provided that, even if the Company includes such information in its proxy statement, the Company' management may not exercise its discretionary voting authority if, among other things, the stockholder submitting the proposal provides the Company's Corporate Secretary with a written statement on or before February 2, 1999 that such stockholder intends to deliver a proxy statement and form of proxy to the number of stockholders required to carry the proposal.


Item 6.  Exhibits and Reports on Form 8-K

        (a)  The following exhibits are being filed with this report:


             Exhibit No.                       Description

                27                             Financial Data Schedule


        (b)  Reports on Form 8-K.              None

                              SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                ADTRAN, INC.
                                                (Registrant)



Date:  August 13,  1998                         /s/ John R. Cooper
                                                    John R. Cooper
                                                    Vice President - Finance and
                                                    Chief Financial Officer