Form 10-Q
period 1998-09-30
ADTRAN INC
filed 1998-11-13
CIK 926282

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q



              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                For the Quarterly Period Ended September 30, 1998

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

          Class                                 Outstanding at October 31, 1998
Common Stock, $.01 Par Value                           38,415,879 shares

                          ADTRAN, INC.

                 Quarterly Report on Form 10-Q
           For the  Quarter Ended September 30, 1998

                       Table of Contents

Item                                                                     Page
Number            PART I.  FINANCIAL INFORMATION                        Number

1       Financial Statements: (unaudited)

        Condensed  Balance  Sheets as  of   September  30,
        1998 and December 31, 1997                                        3

        Condensed  Statements  of  Income  for  the  three
        months and nine months ended September 30, 1998 and 1997          4


        Condensed Statements of Cash Flows for the nine
        months ended September 30, 1998 and 1997                          5

        Notes to Condensed Financial Statements                           6

2       Management's Discussion and Analysis of  Financial
        Condition and Results of Operations                               9
        and Results of Operations

                   PART II.  OTHER INFORMATION

5       Other Information                                                14

6       Exhibits and Reports on Form 8-K                                 14

                            SIGNATURE                                    15


                    PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                             ADTRAN, INC.
                       CONDENSED BALANCE SHEETS

                               ASSETS

                                              September 30,        December 31,
                                                  1998                1997
                                               (Unaudited)
Current assets:
     Cash and cash equivalents               $ 13,109,385         $ 45,340,961
     Short-term investments                    56,753,013           37,833,240
     Accounts receivable, less allowance
       for doubtful accounts of $872,687
       and $893,389 in 1998 and 1997,
       respectively                            48,260,625           40,906,887
     Other receivables                            747,121              343,463
     Inventory                                 60,655,793           39,369,103
     Prepaid expenses                           1,628,458            1,148,288
     Deferred income taxes                      2,458,136            2,458,136
                                              -----------          -----------
               Total current assets           183,612,531          167,400,078

Property, plant and equipment,less
   accumulated depreciation of $27,373,199
   and $20,900,272 in 1998 and 1997,
   respectively                                72,858,246           64,801,132
Other assets                                      220,000              200,000
Long-term investments                          55,035,000           50,000,000
                                              -----------         ------------
                                             $311,725,777         $282,401,210
                                             ============         ============

           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                        $ 16,505,468         $  9,121,270
     Accrued salaries                           2,311,439            1,927,364
     Accrued income taxes                       2,961,614            4,579,345
     Accrued taxes other than income taxes        183,768              180,611
     Warranty liability                         1,510,259            1,435,259
     Compensated absences                       1,313,414              972,651
                                              -----------         ------------
          Total current liabilities            24,785,962           18,216,500
Long term liabilities:
     Bonds payable                             50,000,000           50,000,000
     Deferred income taxes                      2,147,635            2,147,635
                                              -----------           ----------
          Total liabilities                    76,933,597           70,364,135


Stockholders' equity:
      Common stock, par value $.01 per
      share 200,000,000 shares authorized:
      39,414,479 and 39,381,264 shares
      issued in 1998 and 1997,
      respectively                                394,145              393,813

     Additional paid-in capital                90,621,208           90,582,615
     Retained earnings                        154,739,452          123,260,647
     Less 492,500 and 100,000 shares
        treasury stock at cost in
      1998 and 1997, respectively             (10,962,625)          (2,200,000)
                                             ------------         ------------
     Total stockholders' equity               234,792,180          212,037,075
                                             ------------         ------------
                                             $311,725,777         $282,401,210
                                             ============         ============

                     See notes to condensed financial statements

                                                             ADTRAN, INC.
                                                  CONDENSED STATEMENTS OF INCOME

                                                              Unaudited


                                                              Three Months Ended                   Nine Months Ended
                                                                  September 30,                       September 30,
                                                            1998               1997             1998              1997

Sales                                                    $77,043,635      $70,578,975       $213,526,321      $190,934,367
Cost of sales                                             34,734,064       34,486,972         96,364,654        94,418,912
                                                          -----------      -----------       ------------     ------------
    Gross profit                                          42,309,571       36,092,003        117,161,667        96,515,455

Selling, general and administrative expenses              16,022,809       11,482,374         44,300,674        32,640,664
Research and development expenses                          9,909,567        7,831,535         27,759,729        22,547,141
                                                         -----------       ----------        -----------       -----------
          Income from operations                          16,377,195       16,778,094         45,101,264        41,327,650

Interest expense                                            (582,667)        (521,449)        (1,693,428)       (1,272,649)
Other income, net                                          1,426,290        1,150,447          4,287,323         3,137,314
                                                         -----------       ----------        -----------       -----------
Income before income taxes                                17,220,818       17,407,092         47,695,159        43,192,315
Provision for income taxes                                (5,779,562)      (6,266,553)       (16,216,354)      (15,549,233)
                                                         -----------       ----------        -----------       -----------
           Net income                                    $11,441,256      $11,140,539        $31,478,805       $27,643,082

Weighted average shares outstanding
assuming dilution (1)                                     39,138,763       39,693,383         39,276,989        39,611,783
                                                          ==========       ==========         ==========        ==========

Earnings per common share assuming assuming dilution(1)        $0.29            $0.28              $0.80             $0.70
                                                               =====            =====              =====             =====

Earnings per common share - basic                              $0.29            $0.28              $0.81             $0.71
                                                               =====            =====              =====             =====




(1) Assumes exercise of dilutive stock options calculated under the treasury stock method.

            See notes to condensed financial statements

                                                   ADTRAN, INC.
                                         CONDENSED STATEMENTS OF CASH FLOWS
                                                   Unaudited
                                                                              Nine Months Ended
                                                                                September 30,
                                                                       1998                      1997
Cash flows from operating activities:
     Net income                                                     $31,478,805             $27,643,082
     Adjustments to reconcile net income
        to net cash provided by operating activities:
       Depreciation                                                   6,459,220               5,398,219
       Gain loss)on sale of property, plant and equipment                     0                 (14,074)
       Gain(loss) on short-term investments                              32,810                  55,930
     Change in operating assets:
       Accounts receivable                                           (7,353,738)             (3,853,971)
       Inventory                                                    (21,286,690)             (5,825,574)
       Other receivables and other asets                               (423,658)               (257,829)
       Prepaid expenses                                                (480,170)                338,137
     Change in operating liabilities:
       Accounts payable                                               7,384,198              (1,322,772)
       Accrued salaries                                                 384,075                (840,631)
       Accrued income taxes                                          (1,617,731)               (968,254)
       Accrued taxes other than income taxes                              3,157                     377
       Compensated absences                                             340,763                 218,019
       Warranty payable                                                  75,000                 378,647
                                                                     ----------              ----------
       Net cash provided by operating activities                     14,996,041              20,949,306
                                                                     ----------              ----------
Cash flows from investing activities:
       Expenditures for property, plant and equipment               (14,526,334)            (15,843,465)
       Proceeds from the disposition of property,
         plant and equipment                                             10,000                  39,797
       Purchase of restricted investments                                     0             (50,000,000)
       (Purchase) redemption of short-term investments              (18,952,583)             (1,033,240)
       (Purchase) redemption of long-term investment                 (5,035,000)
                                                                    -----------             -----------
       Net cash used in investing activities                        (38,503,917)            (66,836,908)
                                                                    -----------             -----------
Cash flows from financing activities:
       Proceeds from issuance of bonds                                        0              50,000,000
       Redemption of bonds payable                                            0             (20,000,000)
       Proceeds from issuance of common stock                            38,925                 331,035
       Purchase of treasury stock                                    (8,762,625)             (2,200,000)
                                                                     ----------              ----------
       Net cash (used in) provided by financing activities           (8,723,700)             28,131,035
                                                                     ----------             -----------
       Net decrease in cash and cash equivalents                    (32,231,576)            (17,756,567)

Cash and cash equivalents, beginning of period                       45,340,961              44,839,131
                                                                     ----------             -----------
Cash and cash equivalents, end of period                            $13,109,385             $27,082,564
                                                                    ===========             ===========




         See notes to condensed financial statements

                          ADTRAN, INC.
            NOTES TO CONDENSED FINANCIAL STATEMENTS
                          (Unaudited)



1. BASIS OF PRESENTATION

     The condensed balance sheet of ADTRAN, Inc. (the "Company") at December 31, 1997 has been derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The accompanying unaudited condensed financial statements of the Company have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and notes required by generally accepted accounting principles for complete financial statements are not included herein. In the opinion of management, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected to occur for the year ending December 31, 1998. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K.

2. INVENTORY

     At September 30, 1998 and December 31, 1997, inventory consisted of the following:
                                              September 30,    December 31,
                                                 1998             1997

Raw materials                                 $44,978,832     $24,199,720
Work in progress                                3,353,760       2,565,179
Finished goods                                 12,323,201      12,604,204
                                              -----------     -----------
                                              $60,655,793     $39,369,103
                                              ===========     ===========


3. RECENT ACCOUNTING DEVELOPMENTS

     In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, which requires the reporting and display of comprehensive income and its components in an entity's financial statements, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be required. The Company is required to adopt these standards in 1998. The Company does not expect the impact of these pronouncements to be material. SFAS 130 has been adopted during the quarters of 1998 and for the nine months ended September 30, 1998 and 1997, there were no differences between net income and comprehensive income.

4. EARNINGS PER SHARE

     A summary of the calculation of basic and diluted earnings per share for the three months and nine months ended September 30, 1998 and September 30, 1997 is as follows:

                                            FOR THE THREE MONTHS ENDED
                                                SEPTEMBER 30, 1998

                                  Income            Shares            Per-Share
                                 (Numerator)       (Denominator)      Amount

BASIC EPS
Income available to common
stockholders                     $11,441,256        38,985,629        $0.29

EFFECT OF DILUTIVE SECURITIES
Stock Options                                          153,134

DILUTED EPS
Income available to common
stockholders +  assumed
conversions                     $11,441,256          9,138,763        $0.29






                                            FOR THE NINE MONTHS ENDED
                                               SEPTEMBER 30, 1998

                                  Income           Shares             Per-Share
                                 (Numerator)      (Denominator)       Amount


BASIC EPS
Income available to common
stockholders                     $31,478,805       39,100,156         $0.81

EFFECT OF DILUTIVE SECURITIES
Stock Options                                         176,833         $0.01

DILUTED EPS
Income available to common
stockholders + assumed
conversions                      $31,478,805       39,276,989         $0.80

                                           FOR THE THREE MONTHS ENDED
                                               SEPTEMBER 30, 1997

                                   Income           Shares           Per-Share
                                   Numerator)      (Denominator)     Amount

BASIC EPS
Income available to common
stockholders                       $11,140,539      39,257,528        $0.28

EFFECT OF DILUTIVE SECURITIES
Stock Options                                          435,855

DILUTED EPS
Income available to common
stockholders + assumed
conversions                        $11,140,539      39,693,383        $0.28




                                          FOR THE NINE MONTHS ENDED
                                              SEPTEMBER 30, 1997

                                   Income           Shares            Per-Share
                                  (Numerator)      (Denominator)      Amount


BASIC EPS
Income available to common
stockholders                      $27,643,082       39,188,559        $0.71

EFFECT OF DILUTIVE SECURITIES
Stock Options                                          423,224        $0.01

DILUTED EPS
Income available to common
stockholders + assumed
conversions                        $27,643,082      39,611,783        $0.70

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

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

     When used in this Form 10-Q, the words "believe," "anticipate," "think," "intend," "will be," and similar expressions identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those, projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, including the disclosures made in other periodic reports on Forms 10-K, 10-Q and 8-K filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS - THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997

SALES

     The Company's sales increased 9.2% from $70,578,975 in the three months ended September 30, 1997 to $77,043,635 in the three months ended September 30, 1998. Sales increased 11.8% from $190,934,367 in the nine months ended September 30, 1997 to $213,526,321 in the nine months ended September 30, 1998. The increased sales resulted from an increase in sales volume to existing customers and from increased market penetration. Telco sales decreased slightly from $45,373,984 in the three months ended September 30, 1997 to $44,733,699 in the three months ended September 30, 1998. However, Telco sales increased 1.1% from $123,703,727 in the nine months ended September 30, 1997 to $125,110,869 in the nine months ended September 30, 1998. The increase in Telco sales in the 1998 period resulted primarily from increased sales of High bit-rate Digital Subscriber Line products and Digital Data Services products. Telco sales as a percentage of total sales decreased from 64.3% in the three months ended September 30, 1997 to 58.1% in the three months ended September 30, 1998 and decreased from 64.8% in the nine months ended September 30, 1997 to 58.6% in the nine months ended September 30, 1998. Sales of CPE products increased 28.2% from $25,204,991 in the three months ended September 30, 1997 to $32,309,935 in the three months ended September 30, 1998, as a result of increased sales of "T-1" products, (a digital transmission link with a capacity of 1.544 megabits per second used predominantly in North America). Sales of CPE products increased 31.5% from $67,230,641 in the nine months ended September 30,1997 to $88,415,452 in the nine months ended September 30, 1998. As a percentage of sales, CPE sales increased from 35.7% in the three months ended September 30, 1997 to 41.9% in the three months ended September 30, 1998 and increased from 35.2% in the nine months ended September 30, 1997 to 41.4% in the nine months ended September 30, 1998. The financial effect of the increase in overall unit volume was offset somewhat by lower unit selling prices for many of the Company's products.


COST OF SALES

     Cost of sales increased slightly from $34,486,972 in the three months ended September 30, 1997 to $34,734,064 in the three months ended September 30, 1998 and increased 2.1% from $94,418,912 in the nine months ended September 30, 1997 to $96,364,654 in the nine months ended September 30, 1998. As a percentage of sales, cost of sales decreased from 48.9% in the three months ended September 30, 1997 to 45.1% in the three months ended September 30, 1998 and decreased from 49.5% in the nine months ended September 30, 1997 to 45.1% in the nine months ended September 30, 1998. An important part of the Company's strategy is to reduce the product cost of each succeeding product generation and then to lower the product's price based on the cost savings achieved. This strategy sometimes results in variations in the Company's gross profit margins due to timing differences between the recognition of cost reductions and the lowering of product selling prices. In view of the rapid pace of new product introductions by the Company, this strategy may result in variations in gross profit margins that, for any particular financial period, can be difficult to predict.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expenses increased 39.5% from $11,482,374 in the three months ended September 30, 1997 to $16,022,809 in the three months ended September 30, 1998 and increased 35.7% from $32,640,664 in the nine months ended September 30, 1997 to $44,300,674 in the nine months ended September 30, 1998. The increase was due to additional sales and support expenditures necessary as a result of the Company's expanded sales base. Selling, general and administrative expenses as a percentage of sales increased from 16.3% in the three months ended September 30, 1997 to 20.8% in the three months ended September 30, 1998 and increased from 17.1% in the nine months ended September 30, 1997 to 20.8% in the nine months ended September 30, 1998. Sales and support organization expansion, which resulted in increased costs during the quarter, will continue because they are necessary to position the Company to accumulate market share and maintain growth over the longer term.


RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses increased 26.5% from $7,831,535 in the three months ended September 30, 1997 to $9,909,567 in the three months ended September 30, 1998 and increased 23.1% from $22,547,141 in the nine months ended September 30, 1997 to $27,759,729 in the nine months ended September 30, 1998. The increase was due to increased investment in product development and cost reduction through engineering. As a percentage of sales, research and development expenses increased from 11.1% in the three months ended September 30, 1997 to 12.9% in the three months ended September 30, 1998 and increased from 11.8% in the nine months ended September 30, 1997 to 13.0% in the nine months ended September 30, 1998. The Company will continue to invest in these product development activities because they are necessary to position the Company to accumulate market share and maintain growth over the longer term.


INTEREST EXPENSE

     Interest expense increased 11.7% from $521,449 in the three months ended September 30, 1997 to $582,667 in the three months ended September 30, 1998 and increased 33.1% from $1,272,649 in the nine months ended September 30, 1997 to $1,693,428 in the nine months ended September 30, 1998. This increase was due primarily to interest being incurred on bonds payable for only $20,000,000 during the first quarter of 1997 versus interest being incurred on bonds payable of $50,000,000 in the first quarter of 1998. See "Liquidity and Capital Resources" below.


NET INCOME

     As a result of the above factors, net income increased 2.7% from $11,140,539 in the three months ended September 30, 1997 to $11,441,256 in the three months ended September 30, 1998 and increased 13.9% from $27,643,082 in the nine months ended September 30, 1997 to $31,478,805 in the nine months ended September 30, 1998. As a percentage of sales, net income decreased from 15.8% in the three months ended September 30, 1997 to 14.9% in the three months ended September 30, 1998 and increased from 14.5% in the nine months ended September 30, 1997 to 14.7% in the nine months ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     The Company is continuing a project to expand its facilities in Huntsville in several phases over the next four years at a cost of approximately $150,000,000, of which $55,455,000 had been incurred at September 30, 1998. The debt associated with $50,000,000 of this project was approved for participation in an incentive program offered by the Alabama State Industrial Development Authority (the "Authority"). During 1997, the Authority issued $30,000,000 of its taxable revenue bonds (the "Amended and Restated Bond"), pursuant to such program and loaned the proceeds from the sale of the Amended and Restated Bond to the Company, increasing the Company's long-term debt to $50,000,000 as of April 25, 1997. The Company will make payments to the Authority in amounts necessary to pay the principal of and interest on the Amended and Restated Bond, which matures on January 1, 2020.

     The Company's working capital position improved from $149,183,578 as of December 31, 1997 to $158,826,569 as of September 30, 1998. This improvement in the Company's working capital position was due primarily to increased earnings. The Company has used, and expects to continue to use, the remaining proceeds of prior public offerings for working capital and other general corporate purposes, including (i) product development activities to enhance its existing products and develop new products and (ii) expansion of sales and marketing activities. Inventory increased 54.1% from December 31, 1997 to September 30, 1998 as a result of the increase in sales and a desire by the Company to ship larger orders to customers from available stock.

     On March 31, 1997, the Board of Directors authorized the Company to repurchase up to 1,000,000 shares of the Company's outstanding common stock. During the nine month period ended September 30, 1998, the Company repurchased 392,500 shares at a cost of $8,762,625 and as of September 30, 1998, the Company had repurchased 492,500 shares at a total cost of $10,962,625. During the month of October, 1998 the Company repurchased an additional 507,500 shares at a total of $10,209,751.

     Capital expenditures totaling $18,220,850 for the year ended December 31, 1997 and $14,526,334 in the first nine months of 1998 were used to expand the Company's headquarters and to purchase equipment.

     At September 30, 1998, the Company's cash on hand of $13,109,385, short-term investments of $56,753,013 and $10,000,000 available under a $10,000,000 bank line of credit placed the Company's potential cash availability at $79,862,398 of which a portion is being used to expand the Company's facilities under the incentive program described above. The Company's $10,000,000 bank line of credit bears interest at the rate of 87.5 basis points over the 30 day London inter-bank offered rate. The Company expects to renew its $10,000,000 bank line of credit upon expiration in May 1999.

     The Company expects to finance its operations in the future with cash flow from operations, the remaining net proceeds of the public offerings, amounts available under the bank line of credit, borrowed taxable revenue bond proceeds, and possible additional public financings. These available sources of funds are expected to be adequate to meet the Company's operating and capital needs for the foreseeable future.

YEAR 2000 COMPLIANCE

     The Company is conducting a year 2000 program to assess and mitigate the impact of the year 2000 issue. The Company believes that all critical Information Technology and non-Information Technoloy hardware and software systems are, or will be year 2000 compliant before December 31, 1998. This includes, but is not limited to, business systems, network infrastructure, manufacturing equipment, engineering tools, customer products and plant facilities.

     The Company has completed the inventory and assessment phases of its year 2000 program. The Company's operations are not dependent upon older legacy source code or mainframe computers as is often the case with systems with significant year 2000 issues. Therefore, there is little or no date related code remediation or conversion necessary to maintain normal business activities. The primary remaining effort in the year 2000 program is to review and validate the conclusions reached by the Company's year 2000 assessment. The Company does not believe that costs associated with bringing the Company's computer systems into full compliance with year 2000 issue will result in material expense to the Company.

     In July of 1998 the Company completed the implementation of new business software and hardware which has been determined to be year 2000 compliant. Ongoing is the upgrade of some secondary systems which have been identified with minor year 2000 issues. Likewise, testing and year 2000 simulations will be performed on Company systems to verify date processing capabilities.

     The Company has also contacted and assessed its suppliers and subcontractors regarding the year 2000 issue and concluded that those suppliers which have a material relationship with the Company, are not expected to cause significant business interruptions to occur as a result of the year 2000 issue. The Company's assessment of suppliers has identified those most critical to Company operations and a worst case contingency plan will be prepared. The Company's primary external subcontractors are conducting their own independent internal year 2000 programs and are being assisted by the Company with their year 2000 preparations where appropriate.

     The Company's products are year 2000 compliant as well. Company engineers have confirmed product design specifications and have verified product date processing functionality. Customers are provided individual responses to product inquiries and the Company has posted detailed year 2000 information on its web site. The Company does not believe that it will have any material exposure to contingencies related to the year 2000 issue for products it has sold.

     Based on information presently available, the Company does not anticipate any material impact on its financial condition or results of operations from the effect of the year 2000 issue on its internal systems or on those of its major suppliers and customers. However, there can be no guarantee that the systems of other companies on which the Company relies will be timely converted, or that a failure to convert by another company would not have a material adverse impact on the Company.

     So far, the Company has spent approximately $100,000 in preparation for the year 2000 readiness. The Company expects to spend an additional $60,000 in 1999.

PART II.  OTHER INFORMATION


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

     In connection with a stockholder's proposal to be presented at the 1999 Annual Meeting of Stockholders where such stockholder has not sought inclusion of the proposal in the Company's proxy statement and form of proxy, a proxy granted to the Company's management will give management discretionary authority to vote on any such stockholder proposal at the 1999 Annual Meeting of
Stockholders:

     (i) if the Company's Corporate Secretary, ADTRAN, Inc., 901 Explorer Boulevard, Huntsville, Alabama 35806, receives such proposal after February 2, 1999; or

     (ii) if the Company's Corporate Secretary receives such proposal on or before February 2, 1999 and management describes the proposal and how it intends to exercise its discretionary voting authority with respect to such proposal in its proxy statement relating to the 1999 Annual Meeting of Stockholders; provided that, even if the Company includes such information in its proxy statement, the Company's management may not exercise its discretionary voting authority if, among other things, the stockholder submitting the proposal provides the Company's Corporate Secretary with a written statement on or before February 2, 1999 that such stockholder intends to deliver a proxy statement and form of proxy to the number of stockholders required to carry the proposal.


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

                                               ADTRAN, INC.
                                              (Registrant)



Date:  November 13,  1998                     /s/ John R. Cooper
                                                  John R. Cooper
                                                  Vice President - Finance and
                                                  Chief Financial Officer