Form 10-K
period 1998-12-31
ADTRAN INC
filed 1999-03-31
CIK 926282

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C. 20549

                                FORM 10-K
                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTION 13 OR 15(d)  OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Fiscal Year Ended December 31, 1998

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

     The aggregate market value of the Registrant's outstanding Common Stock held by non-affiliates of the Registrant on March 1, 1999 was $568,848,869. There were 39,402,679 shares of Common Stock outstanding as of March 1, 1999.

                    DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on April 20, 1999 are incorporated herein by reference in Part III.

                               ADTRAN, Inc.
                        Annual Report on Form 10-K
               For the Fiscal Year Ended December 31, 1998

                            Table of Contents

Item                                                                      Page
Number                                                                   Number

                                  PART I

 1.   Business                                                              3

 2.   Properties                                                           13

 3.   Legal Proceedings                                                    13

 4.   Submission of Matters to a Vote of Security Holders                  14

                                 PART II

 5.    Market  for  the  Registrant's  Common  Equity  and  Related
       Stockholder Matters                                                 16

 6.   Selected Financial Data                                              17

 7.   Management's Discussion and Analysis of Financial Condition and
      Results of Operations                                                18

 7a.  Quantitative and Qualitative Disclosures About Market Risk           23

 8.   Financial Statements and Supplementary Data                          23

 9.   Changes in and Disagreements with Accountants on Accounting and
      Financial Disclosure                                                 37

                                 PART III

 10.  Directors and Executive Officers of the Registrant                   37

 11.  Executive Compensation                                               38

 12.  Security Ownership of Certain Beneficial Owners and Managemen        38

 13.  Certain Relationships and Related Transactions                       38

                                 PART IV

  14.  Exhibits, Financial Statement, Financial Statement  Schedules,
       and Reports on Form 8-K                                             38

                                SIGNATURES                                 41

                            INDEX OF EXHIBITS                              44

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

     The Company's product lines, which are comprised of over 500 principal products, are built around core technologies developed by the Company to address the Local Loop and Central Office digital communications marketplace. These products include a comprehensive line of transmission, repeater, extension and termination products. The Company also offers a broad line of multiplexers providing modular flexibility to the CPE marketplace. Separate T-1 and T-3 product lines are sold to Telcos for use within their Central Offices. The Company has addressed the wireless marketplace with the introduction of a wireless spread spectrum microwave transceiver.

     The Company's products address two market segments: (i) Telco products for use in the Local Loop or in a Central Office,and (ii)CPE products for end-users. In 1998, sales of Telco and CPE products accounted for 58.5% and 41.5% respectively, of the Company's sales. The Company's Telco products deliver cost-effective digital services such as 56/64 Kbit/sec Digital Data Service ("DDS"), 128 Kbit/sec Integrated Services Digital Network ("ISDN"), 64 Kbit/sec to 1.544 Mbit/sec Frame Relay service ("Frame Relay") and 1.544 Mbit/sec T-1 (24 Channel) service. In addition, the Company's High bit-rate Digital Subscriber Line ("HDSL") products permit T-1 transmission on up to 12,000 feet of unconditioned copper wireline while reducing the need for costly mid-span repeaters. The Company's CPE products provide end-users access to Telco digital services and often include additional features for specific end-user applications. The Company has introduced and shipped a number of HDSL, ISDN and other products which comply with international standards to increase its penetration of overseas markets. See "Business -Products."

     The rapidly expanding requirements for digital transmission in the Local Loop are being driven by Internet access, small office/home office ("SOHO") users, video delivery and on-line data services, among other applications, all of which require and benefit from the speed, reliability and low cost of digital transmission. While the Telcos have, to a large extent, replaced their wireline data transmission network between Central Offices with fiber-optic and digital microwave links which allow for high speed digital transmission, the Local Loop remains predominantly characterized by low speed analog transmission over copper wirelines. As a result, there has been considerable impetus for Telcos to upgrade the Local Loop in the most cost effective manner available. Widespread replacement of the copper wireline Local Loop remains prohibitively expensive, so the Telcos have turned to manufacturers such as the Company for technologies that expand Local Loop capabilities to handle digital transmission without necessitating this costly replacement. Existing digital delivery technologies, including Frame Relay, ISDN and HDSL, are all experiencing rapid compound growth. Numerous higher speed digital technologies are under development, including many versions of Digital Subscriber Line ("DSL") technology, Asynchronous Transfer Mode ("ATM"), wireless transmission, hybrid fiber coax, cable modems and other technologies.

     The Company's core technologies expand the digital transmission capabilities of the Local Loop by enabling increased transmission speed and/or increased transmission distance. Ongoing research and product development activities are designed to enhance the distances covered by existing services as well as to develop new higher speed technologies. For example, during the first quarter of 1996, the Company demonstrated to the Telcos its new "Total Reach" delivery technology which increases the distance covered by ISDN services in the Local Loop from 18,000 feet to 30,500 feet. The same technology has been incorporated into 64Kbit/sec digital products for use in Frame Relay and DDS services. In addition, the Company is engaged in research, performance simulation, and design of higher speed digital technologies for the transport of data. Current issues for future higher speed digital technologies, including costs, power consumption and distances reachable, must be resolved for widespread acceptance and deployment of these technologies.

     In developing its product families, the Company has continuously improved its design, purchasing and production processes to lower product costs and has consistently offered improved products at lower prices to customers. As a result, management believes that the Company is a leading provider of Local Loop and Central Office digital transmission products to Telcos. See "Company Strategy." The Company's customers include all Regional Bell Operating Companies ("RBOCs"), GTE Corporation, the three largest interexchange carriers, the 1,300 independent telephone companies, Competitive Local Exchange Carriers ("CLEC") as well as a number of worldwide electronics, communications and industrial companies. See "Business-Customers."

     The Company was incorporated under the laws of Delaware in November 1985 and commenced operations in January 1986.


RECENT DEVELOPMENTS

     The Company is continuing a project to expand its facilities in Huntsville, Alabama in phases over the next two years at a cost expected to exceed $150,000,000, of which almost $56,585,000 had been incurred at December 31, 1998. Fifty million dollars of this project was approved for participation in an incentive program offered by the Alabama State Industrial Development Authority (the "Authority"). That incentive program enables participating companies such as the Company to generate Alabama corporate income tax credits that can be used to reduce the amount of Alabama corporate income taxes that would otherwise be payable. There can be no assurance that the State of Alabama will continue to make these corporate income tax credits available in the future, and the Company therefore may not realize the full benefit of these incentives. The Authority has issued $50,000,000 of its taxable revenue bonds pursuant to such program and loaned the proceeds from the sale of the bonds to the Company. The Company is required to make payments to the Authority in amounts necessary to pay the principal of and interest on the Authority's Taxable Revenue Bond, Series 1995 (ADTRAN, Inc. Project), as amended, currently outstanding in the aggregate principal amount of $50,000,000. Said bond matures on January 1, 2020, and bears interest at the rate of 45 basis points over the money market rate of First Union National Bank.

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

     ADAPT PRODUCT TECHNOLOGY AND SALES FORCE TO CPE MARKET. Over the past eight years, the Company has adapted product technology developed for Telco Central Offices for use in the Company's CPE product lines. As many of the technologies that are critical to success in the CPE market are identical to those already developed and refined for the Company's Telco products, the Company has realized a competitive advantage through leveraging these product development efforts and expertise in all of its markets. To sell its CPE products to the large number of end-users which comprise the market, the Company has built a dedicated sales force and an extensive nationwide network of re-sellers over the past eight years. The Company intends to continue the expansion of its distribution channels to address the worldwide market for its CPE products.

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

     ADAPT TO NEW LOCAL LOOP MEDIA. New Local Loop connections continue to be implemented primarily with copper wirelines, although the Company anticipates an increased use of fiber-optic, coaxial and wireless communications in new installations over the next decade and more. To the extent such alternative connection methods become economically advantageous, and as such markets develop and grow, the Company will continue to extend its technical and marketing experience to develop products meeting the demands of such markets.

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

     In recent years, the need for higher volume data communications has led to the development of "remote huts." Like the Central Office, remote huts provide subscriber access through plug-in circuit assemblies such as those manufactured by the Company, but they can take advantage of high capacity fiber-optic links or multiple copper links to bring service to the local area economically. Remote huts are then connected by the Local Loop to end-users with products such as those sold by the Company. The Company also manufactures optional mid-span repeaters or loop extension devices that extend the service range of the Local Loop, as well as termination units that may be deployed to monitor and maintain service to the subscriber.

     At the customer's premises, terminating equipment receives the transmitted signal from the Central Office and converts it to a form useful to end-user products such as LAN interconnection gear, video conferencing equipment, PBXs, personal computers and related equipment. In general, the Local Loop and related CPE products support bi-directional communications traffic.

     Today, the Company's product lines consist of two groups of inter- related products, all evolving from the core product technologies developed for the Local Loop:

     * Telco Central Office and Local Loop digital transmission products.

     *    CPE products.

     TELCO CENTRAL OFFICE AND LOCAL LOOP DIGITAL TRANSMISSION PRODUCTS. Several hundred to several thousand circuit assemblies, such as those manufactured by the Company, are required at each Central Office, since each Local Loop may require a unit of this type to provide service to each subscriber. In 1998, the Company delivered more than 894,927 units of this product group, accounting for 74.9% of the Company's total units shipped. Telco products accounted for 58.5% and 64.8% of the Company's sales in 1998 and 1997, respectively. Sales of Telco products to original equipment manufacturers ("OEMs") are included in these percentages. The Company had in prior years reported Telco product sales to OEM customers in an OEM product section of Form 10-K, and were not part of the Telco product percentages. The Company now categorizes certain OEM sales as Telco product sales, as the OEM supply contracts are customer funded modifications of Telco products.

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

     The Total Reach family of products uses one of ADTRAN's own technological breakthroughs, Simple-Coded Pulse Amplitude Modulation (SC PAM), to extend digital services over one twisted pair of copper wires. Total Reach DDS addresses some of the major challenges associated with traditional DDS service deployment such as multiple copper pair availability in the customer's CSA; extensive engineering for repeaters and apparatus cases required for lengthy installs; bridged tap determination and removal efforts; and powering requirements for customer-located termination devices.

     The Company is the industry's primary supplier of U-BR1TEs, which are required to extend ISDN service from an ISDN capable switch at a hub Central Office to a serving Central Office or to remote Channel Banks. The Company also supplies a substantial portion of the industry's ISDN mid-span repeaters. Other ISDN products include a BR1TE Bank to mount multiple U-BR1TES, T-BR1TES, NT-1 interface units, Total Reach, and outside plant housings for the repeaters.

     Late in 1993, the Company commenced deliveries of its HDSL product family. The Company has chosen to develop its own custom integrated circuits so HDSL product performance, availability and cost can be carefully managed. Management believes that demand for this product family will increase steadily as more affordable versions increasingly become available to the Telcos.

     Already the industry leader in HDSL, ADTRAN released its new line of HDSL2 products in the first quarter of 1999. The products are designed according to the proposed standard developed by the ANSI T1E1.4 Standards Committee, whose HDSL2 line coding technique originated with ADTRAN's Simple-Coded Pulse Amplitude Modulation (SC PAM) technology. The ADTRAN HDSL2 products feature two-wire T1 transport up to 9,000 feet on 26-gauge wire or 12,000 feet on 24-gauge wire. They are also NEBS compliant with Class A2 span powering. ADTRAN's HDSL2 product line works within industry-standard mechanics, making the products fully compatible with legacy network equipment.

     ADTRAN's carrier class, broadband integrated access device, the Total Access 3000, offers comprehensive management, enhances reliability, reduces installation and life-cycle costs, and provides for seamless upgrades to future products and technologies. The Total Access intelligent access system integrates ADTRAN's industry-leading loop technologies into an intelligent platform. The Total Access 3000 supports HDSL, T1/FT1, ISDN, xDSL and optical DS2. A single chassis can simultaneously support DS3 and DSX-1, or SONET and DSX-1 network interfaces. One chassis provides the necessary connections to interface with 140 two-wire loops to customer equipment. The Total Access 3000 platform provides built-in 1:1 HiCap protection for HDSL, T1 and optical DS2. The Total Access 3000 system delivers high-speed digital services at high densities in a compact 6-inch tall by 12-inch deep chassis. The Total Access 3000 system takes a modular approach with flexible network multiplexer modules including the DS-3 mux and the STS-1 mux; with intuitive management modules, including a Standard System Controller Unit (SCU) and a Gateway SCU for TL1/NMA, SNMP and Telnet support; and with versatile loop access modules serving optical and copper local loops.

     Today's sophisticated networks require an increasing degree of monitoring and management to ensure the reliability of the network to its users. Industry-standard Transaction Language 1 (TL1) and Simple Network Management Protocol (SNMP) allow common platform management of a variety of networking products. In response, ADTRAN offers a broad line of manageable products designed to satisfy a wide range of management requirements. Many ADTRAN products are available with integral or optional SNMP and TL1/NMA management ports. In addition, several of the ADTRAN products can be managed through a simple terminal interface. ADTRAN management solutions include the company's own ADVISION, an SNMP application graphical user interface that will control all ADTRAN SNMP-managed products. ADVISION allows HP Open View to autodetect, automap and automatically define trap tables for ADTRAN SNMP products.

     CPE PRODUCTS. The Company's CPE products have evolved from technology developed for its Telco product line. As many of the technologies which are critical to success in the CPE market are identical to those already developed and refined for the Company's Telco products, the Company has realized a competitive advantage through leveraging these product development efforts and expertise in all of its markets. Since initial product deliveries in 1991, CPE product sales have accounted for 41.5% and 35.2% of the Company's sales in 1998 and 1997, respectively. Sales of CPE products to original equipment manufacturers ("OEMs") are included in these percentages. The Company had in prior years reported CPE product sales to OEM customers in an OEM product section of Form 10-K, and were not part of the CPE product percentages. The Company now categorizes certain OEM sales as CPE product sales, as the OEM supply contracts are customer funded modifications of CPE products.

     In most cases, a CPE product is purchased and installed by end- user customers in conjunction with a Telco's digital data transmission service. For example, a DSU is normally installed with each DDS loop. The Company's DSU product line was completely upgraded and revamped in 1993 with five new models that can terminate any standard DDS or Switched 56 digital service available in North America. In 1994, the product line was expanded to include lower cost versions as well as a family of shelf mount units. In 1995, products supporting synchronous data compression and versions supporting the simple network management protocol were added to the family. In 1996, the flagship products were once again redesigned to become more modular and flexible. In 1997, the Company introduced its "IQ Series" of DSU's/CSU's with control and monitor features for frame relay circuits. These design changes have substantially reduced the associated manufacturing costs while increasing the utility of the product to the marketplace. Customer acceptance of this product family has significantly increased the Company's DSU market share, and management believes that further gains are possible with the Company's recent enhancements of this product line. In 1998, Adtran entered the T3 market with the introduction of the T3SU 300 and focused on developing a family of integrated access devices.

     Over the past three years, Frame Relay Services have met with increasing customer acceptance. As a result, the Company has introduced an expanding family of Frame Relay products. These products are built from the core technologies utilized in the existing DSU and TSU product families and are used to connect end-users to frame relay networks. Other products within this family, known as Frame Relay IQ units, are used to monitor the service level of frame relay circuits thereby ensuring the connections is operating properly and appropriately sized for the application.

     The Company believes that its ISDN Service Unit (ISU) with sustained data transmission rates up to 128 Kbit/sec was the first product of its type when introduced in 1993. New versions of the product introduced by the Company have followed, including a model that automatically senses and adapts to virtually any far- end communications device, including modems, 2 wire or 4 wire DSUs, or another ISDN terminal adapter. The ISU product family was later extended to include the ISU 512, a device that allows multiple ISDN lines to be combined for use by high speed video conferencing equipment. Additionally, ADTRAN has solved one of the biggest obstacles in successful installation of new ISDN circuits with the introduction of its "Expert ISDN" technology. Expert ISDN allows CPE devices to automatically determine key parameters, such as Telco switch type and Service Profile Identifiers ("SPIDS"). Previously, these parameters were passed manually from the Telco to the user, who manually entered the information into the CPE device. ADTRAN's latest ISDN terminal adapter, the Express 3000, utilizes this technology. Adtran's ISDN terminal adapters have been recognized by Computer Telephony Magazine as "Products of the Year" and received the "97 Design and Engineering" award at the Winter Consumer Electronics Show (CES).

     Late in 1993, initial installations of the Company's T-1 Service Unit ("TSU") were successfully completed. Offering full or fractional T-1 access, the product line is designed for sophisticated users needing higher speed interconnection of LANs, remote offices, video delivery systems, graphic workstations and related equipment. Common plug-in modules are available for several of the Company's models, tailoring the units for multi- channel data communications. TSU order rates have increased steadily since the 1993 introduction and now comprise a significant portion of CPE sales. The Company's technical expertise was recognized in July of 1997 as ADTRAN's TSU 120 TSU/CSU received a Users Choice Award from Communications News Magazine in the T1/T3 networking category.

     Late in 1997, the Company introduced its new Atlas 800 Integrated Access System. ATLAS is a modular, highly scaleable platform that provides robust solutions addressing the wide area communication needs of medium to large corporations as well as network access providers. ATLAS is a powerful host-site access platform that provides customers with a total integrated end-to-end solution. ATLAS is useful in networks utilizing traditional leased line services, switched network services, and frame relay services, thereby complementing the many remote site products offered by the Company.



INTERNATIONAL MARKETS

     The Company serves its international markets through a combination of direct sales and distribution agreements. The Company has formed, and will continue to pursue, international distribution arrangements built upon core products and technologies developed by the Company in an effort to further its penetration into international markets. In addition, the Company has focused on developing E-1 technology which, though similar to T-1 technology, has a transmission rate of 2.048 Mbit/sec and is the predominant standard for data transmission outside of North America. The Company has tested, received orders for and shipped HDSL products incorporating E-1 technology. The Company anticipates that it will develop additional products incorporating E-1 technology. ISDN development work is underway to incorporate compatibility with European ISDN standards and specific in-country network interface requirements. Although the Company has not yet fully developed its potential in its international markets and related sales have been modest (3.3% of total sales in 1998), the Company believes that international markets present a significant opportunity for growth.




RESEARCH AND PRODUCT DEVELOPMENT

     The markets for the Company's products are characterized by rapidly changing technology, evolving industry standards and continuing improvements in telecommunications service offerings of common carriers. If technologies or standards applicable to the Company's products, or common carrier service offerings based on the Company's products, become obsolete or fail to gain widespread commercial acceptance, the Company's business may be adversely affected. Moreover, the introduction of products embodying new technology, the emergence of new industry standards or changes in common carrier service offerings could adversely affect the Company's ability to sell its products. For instance, a large number of the Company's products have, to date, been designed to apply primarily to the delivery of digital communications over copper wireline in the Local Loop. While the Company has competed favorably by developing a high performance line of products, it expects that the increasing deployment of fiber-optic cable, coaxial cable and wireless transmission in the Local Loop (each of which uses a significantly different process of delivery) will require that it develop new products to meet the demands of these markets when such markets are sufficiently established. The Company's sales and profitability in the past have resulted to a significant extent from its ability to anticipate changes in technology, industry standards and common carrier service offerings, and to develop and introduce new and enhanced products. The Company's continued ability to adapt will be a significant factor in maintaining or improving its competitive position and its prospects for growth. Therefore, the Company will continue to make significant investments in product development, although there can be no assurance that the Company will have the resources necessary to continue this strategy successfully or to otherwise respond appropriately to changing technology, industry standards and common carrier service offerings. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1998 Annual Report to Stockholders.

     As of December 31, 1998, the Company's product development programs were carried out by 295 engineers and engineering support personnel, comprising approximately 24% of the Company's employees. To date, all product development expenses have been charged to operations as incurred. From time to time, development programs are conducted by other firms under contract with the Company, and related costs are also charged to operations as incurred. During 1998, 1997 and 1996, product development expenditures totaled $37,221,780, $30,055,091 and $24,647,425, respectively. Because the Company's product development activities are an important part of its strategy and because of rapidly changing technology and evolving industry standards, the Company expects to spend more in product development activities in 1999 than it did in 1998.

     The Company's product development personnel are organized into teams, each of which is effectively dedicated to a specific product line or lines. However, because the Company services each of the Telco and CPE markets, and because all of the products in each of the markets share certain similarities, the benefits of the Company's product development efforts generally are not confined to a particular market, but can be leveraged to the Company's advantage in all of its markets. As of December 31, 1998, product development teams were assigned to the following product lines: Loop products, Network products, HDSL products, DSU and Frame Relay products, T-1 multiplexer products, ISDN Telco products, ISDN CPE products, strategic products and extended range products. In addition, engineering services and advanced technology groups provide support for all the product development teams. Each product development team is generally responsible for sustaining technical support of existing products, improving the cost or manufacturing of products, conceiving new products in cooperation with other groups within the Company and adapting standard products or technology under supply contracts to other firms. In particular, each product development team is charged with implementing the Company's engineering strategy of reducing product costs for each succeeding generation of the Company's products in an effort to be a low cost, high quality provider in the industry, without compromising functionality or serviceability. This strategy has involved setting a price point for the next generation of any given product with the aim of meeting that price point through innovative engineering. The key to this strategy is choosing an initial architecture for each product that enables engineering innovations to result in future cost reductions. Successful execution of this strategy also requires that the Company continue to attract and recruit outstanding engineers, and the continued success of the Company's recruiting program at Southeastern universities is critical to this effort.

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

CUSTOMERS

     The Company's customer base includes each of the RBOCs and most of the major independent domestic Telcos. The major customers of the Company include:

     Alltel   Corporation                         Hong Kong Telecom
     Ameritech Corp.                              Ingram Micro
     Azteca Telecommunications                    Interlink
     Bell Atlantic Network Services               Metro Marketing
     BellSouth Corp.                              R-Tec
     Bloomberg  L.P.                              Southwestern Bell Corp
     Cincinnati Bell                              Sprint Corp.
     Cisco Systems, Inc.                          Tech Data Corp.
     Eltrax                                       U.S. West, Inc.
     GTE Corp.


     Historically, a large percentage of the Company's sales have been to the RBOCs (29% in 1998) and other Telcos (33.9% in 1998). GTE and Sprint accounted for 20.3% and 12.4%, respectively, of the Company's total sales in 1998. No other customer accounted for 10% or more of the Company's sales in 1998.

     A supplier such as the Company must first obtain product approvals from an RBOC or other Telco to sell its products to such RBOC or Telco. The Company, therefore, is involved in a constant process of submitting for approval succeeding generations of products as well as products that deploy new technology or respond to a new technology demand from an RBOC or other Telco. While the Company has been successful in the past in obtaining such approvals, there can be no assurance that such approvals or that sales of such products will continue to occur. Further, any attempt by an RBOC or other Telco to seek out additional or alternative suppliers or to undertake, as permitted under applicable regulations, the production of such products internally could have a material adverse effect on the Company's operating results. See "Government Regulation."


MARKETING, SALES AND DISTRIBUTION

     As of December 31, 1998, the Company's marketing, sales and distribution programs were conducted by 166 employees. The Company sells its Telco products in the United States and Canada directly to the Telcos through a field sales organization based in 48 locations (some of these locations are home offices) in the United States. The Company sells its Telco products internationally through field sales offices and various distribution arrangements with a geographically dispersed set of distributors. The Company sells its CPE products, both domestically and internationally, through a network of resellers. The Company has formed, and will continue to pursue, international distribution arrangements built upon core products and technology developed by the Company in an effort to further its penetration into international markets. Although the international market channel has not yet been fully developed and related revenue has been modest, the Company believes that international markets present a significant opportunity for growth, and the Company continues to focus effort on positioning itself to take advantage of such opportunity.

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

CUSTOMER SERVICE AND SUPPORT

     The Company maintains 24-hour, 7 day a week telephone support for all of its customers, as customers often demand an immediate response to problems with installed products or with plans for new installations. The Company provides on-site support in those circumstances in which problems cannot otherwise be resolved. It has generally been the Company's policy to follow through with problem resolutions even after it is established that the Company's products are not the source of the difficulty. The Company provides direct installation and service of its products in North America utilizing its own resources or resources available under a nationwide services contracts with TSS (formerly General Electric) and Data General for installation and service. International Business Machines Corporation ("IBM") purchased General Electric's service division in 1995 and General Electric assigned the Company's service contract to IBM under the terms of their sale agreement. The Company has approved the assignment. The Company also provides training to its customers (on both a paid and complimentary basis) relative to installation, operation and maintenance of the Company's products.

     Substantially all of the Company's products carry a full ten year return-to-factory warranty. Warranty returns to date have been relatively insignificant (less than 1%). The Company believes that its low return rate is the direct result of its commitment to a rigorous product quality program that has garnered it special recognition by several key customers. The Company also offers annual maintenance agreements to its customers which provide that, in exchange for an annual fee, the Company will provide on-site service, within a specified time, in response to any reported difficulties in the use or performance of the Company's products.

MANUFACTURING

     The principal steps in the manufacturing process are the purchase and management of materials, assembly, testing, final inspection, packing and shipping. The Company purchases parts and components for assembly of its products from a large number of suppliers through a worldwide sourcing program. However, certain key components used in the Company's products are currently available from only one source, and other key components are available from only a limited number of sources. In the past, the Company has experienced delays in the receipt of certain of its key components, which have resulted in delays in related product deliveries. The Company attempts to manage such risks through developing alternative sources, through engineering efforts designed to obviate the necessity of certain components, and by maintaining quality relationships and close personal contact with each of its suppliers. However, there can be no assurance that delays in deliveries of key components (including particularly integrated circuits as discussed in greater detail below) and consequent delays in product deliveries will not occur in the future. The inability to obtain sufficient key components as required, or to develop alternative sources if and as required in the future, could result in delays or reductions in product shipments which, in turn, could have a material adverse effect on the Company's customer relationships and operating results.

     The Company relies on subcontractors in the United States, Mexico and Taiwan for assembly of printed circuit board assemblies, sub- assemblies, chassis, enclosures and equipment shelves. The Company subcontracts the assembly of a significant portion of its lower priced products to companies in Mexico. Such assembly typically can be done by subcontractors at a lower cost than if the Company assembled such items internally, which furthers the Company's goal of being a low cost, high quality provider in the industry. Subcontract assembly operations do, however, contribute significantly to production cycle times, but the Company believes it can respond more rapidly to uncertainties in incoming order rates by selecting assembly subcontractors having significant reserve capacity. This reliance on third-party subcontractors for the assembly of its products involves several risks, including the unavailability of or interruptions in access to certain process technologies and reduced control over product quality, delivery schedules, manufacturing yields and costs. These risks may be exacerbated by economic or political uncertainties or by natural disasters in foreign countries in which the Company's subcontractors may be located. The Company currently does not undertake any foreign exchange risks as it conducts all transactions with foreign vendors or customers in U.S. dollars.

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

COMPETITION

     The markets for the Company's products are intensely competitive. With the development of the worldwide communications market and the growing demand for related equipment, additional manufacturers have entered the markets in recent years to offer products in competition with the Company. Additionally, certain companies have, in recent years, developed the ability to deliver fiber- optic cable, coaxial cable and wireless transmission to certain office centers and other end-users. Competition would further increase if new companies enter the market or existing competitors expand their product lines. For instance, legislation has been enacted that lifts the restrictions that previously prevented the RBOCs from manufacturing telecommunications equipment. The RBOCs, which in the aggregate are the Company's largest customers, may increasingly become competitors of the Company in the markets served by the Company. See "Government Regulation" below.

     The Company competes for customers on the basis of performance in relation to price, product features, adherence to standards, quality, reliability, development capabilities, availability and support. Some of the Company's competitors and potential competitors have greater financial, technological, manufacturing, marketing, and personnel resources than the Company.

     With respect to Telco sales, product quality and availability and an established reputation for customer service are important competitive factors that can affect the Company's ability to have its products accepted and approved by the individual Telcos. The Company's Telco competitors include large established firms such as ADC Telecommunications, Inc., Lucent Technologies, Inc., PairGain Technologies, Inc., Pulse Communications, Inc. (a subsidiary of Hubbell Incorporated), Tellabs, Inc. and Teltrend, Inc., as well as smaller, specialized firms.

     With the introduction of its CPE product lines, the Company entered a market segment with entrenched competitors. Among the significant competitors for standard rate DSU market share are Paradyne Corporation and Racal-Datacom, Incorporated. Market segment leaders for TSU products include ADC KENTROX, a subsidiary of ADC Telecommunications, Inc., Paradyne Corp., Digital Link Corporation and Visual Networks, Inc. The Company's multiplexer product line's key competitors include Newbridge Networks Corporation, Pulse Communications, Inc., Carrier Access Corporation and Premisys Communications, Inc. An increase in competition could reduce the Company's gross profit margins, may require increased spending by the Company on product development and sales and marketing, and may otherwise adversely affect the Company's business.

GOVERNMENT REGULATION

     The telecommunications industry is subject to regulation in the United States and other countries. Federal and state regulatory agencies, including the Federal Communications Commission (the "FCC") and the various state public utility commissions and public service commissions, regulate most of the Company's domestic Telco customers. While such regulation does not typically affect the Company directly, the effects of such regulation on the Company's customers may, in turn, adversely impact the Company's business and operating results. For instance, the sale of the Company's products may be affected by the imposition upon certain of the Company's customers of common carrier tariffs and the taxation of telecommunications services. In addition, regulatory policies affecting the availability of common carrier services (such as high-speed digital transmission lines) and other terms on which common carriers conduct their business may impede the Company's penetration of certain markets. These policies are under continuous review and are subject to change. Governmental authorities also have promulgated regulations which, among other things, set installation and equipment standards for private telecommunications systems and require that all newly installed hardware be registered and meet certain governmental standards.

     Other governmental authorities, such as federal and state courts and the United States Department of Justice, have been in the past, and will likely continue in the future to be, a major force in shaping the manner in which the telecommunications business is conducted and telecommunication services are provided. For instance, the United States telecommunications industry was also significantly impacted by the landmark Modification of Final Judgment (the "MFJ"), which governed the structure of the 1984 divestiture by AT&T of its local operating telephone company subsidiaries (the Divestiture"). The Divestiture increased competition in the U.S. telecommunications industry by (i) eliminating the monopoly power that AT&T had enjoyed for years in most U.S. local and long distance telephone service and equipment markets, and (ii) prohibiting the RBOCs that emerged from the Divestiture from engaging in certain lines of business, including the provision of long distance services and the manufacture of telecommunications equipment. The terms of the Divestiture provide, however, for the removal of the line of business prohibitions if the rationale therefor becomes outmoded by technical developments or changes in competitive conditions.

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


EMPLOYEES

     As of December 31, 1998 the Company had 1,222 full-time employees in the United States, three in Canada and one in Hong Kong. Of the Company's total employees, 340 were in sales, marketing, distribution and service, 295 were in research and development, 443 were in manufacturing, and 148 were in administration. None of the Company's employees is represented by a collective bargaining agreement nor has the Company ever experienced any work stoppage. Management believes the Company's relationship with its employees is good.


ITEM 2.  PROPERTIES

     The Company's headquarters and principal administrative, engineering and manufacturing facilities are located in an office building containing 440,000 square feet located on approximately 22 acres of land in Huntsville, Alabama. The Company also leases 65,480 additional square feet to accommodate manufacturing and engineering activities. Construction is underway to expand its facilities in Huntsville by approximately 600,000 square feet (to accommodate a projected total of 3,000 employees) over the next two years at a cost expected to exceed $150,000,000, of which $56,585,000 had been incurred at December 31, 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in the Company's 1998 Annual Report to Stockholders and Note 6 of Notes to Financial Statements.

     The Company also maintains 48 sales and service facilities, 45 located within the United States, two in Canada and one in Hong Kong, in the following locations: Huntsville, AL, Irvine, CA, San Francisco, CA, Denver, CO, Hartford, CT, Atlanta, GA, Chicago, IL, Bativia, IL, Darien, IL, Orland Park, IL, Leawood, KS, Trenton, NJ, New York, NY, Cleveland, OH, Philadelphia, PA, Irving, TX, Washington, DC and Ontario and Quebec, Canada. In addition to the leases in Huntsville, AL, the facilities in Leawood, KS, Irvine, CA, Denver, CO, Atlanta, GA, Irving, TX, Altamonte Springs, FL, Herndon, VA, Crystal Lake, IL, Bainbridge Island, WA, and Philadelphia, PA are leased under leases which expire at various times between 1999 and 2005. See Note 8 of Notes to Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS

     The Company has been involved from time to time in litigation in the normal course of its business. The Company is not aware of any pending or threatened litigation matters that could have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted by the Company to vote of security holders during the fiscal quarter ended December 31, 1998.

ITEM 4(A).  EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below, in accordance with General Instruction G(3) of Form 10-K and Instruction 3 of Item 401(b) of Regulation S-K, is certain information regarding the executive officers of the Company. Unless otherwise indicated, the information set forth is as of December 31, 1998.

Mark  C.  Smith  -  Age 58 -  Mr. Smith is one of the co-founders  of the Company.
           1995 to present    Chairman of the Board and Chief Executive Officer
           1986  -  1995      Chairman of the Board, Chief Executive Officer and
                                President


Lonnie  S. McMillian - Age 70 Mr. McMillian is one of the co-founders of the
                                Company
           1996  to present   Senior Vice President, Secretary  and Director
           1986  -  1996      Vice  President -  Engineering,  Secretary,
                                Treasurer and Director


Howard A. Thrailkill   -  Age 60
           1995  to  present  President, Chief Operating Officer and Director
           November 1995      Executive Vice President, Chief Operating Officer
                                and Director
           1992 - 1995        Executive Vice President, Chief Operating Officer


John R. Cooper  -  Age 51
           1996  to present   Vice President - Finance and Chief Financial
                                Officer
           1995 - 1996        President, Sauty Group
           1991 - 1995        Partner, Coopers & Lybrand L.L.P.


Danny J. Windham  -  Age 39
           1995 to present    Vice President - CPE Marketing
           1994 - 1995        Director of Marketing
           1989 - 1994        Manager of Product Management


Thomas R. Stanton  -  Age 34
           1995 to present    Vice President  - Telco Marketing
           1995               VP - Marketing  & Engineering, Transcrypt
                                International
           1994  -  1995      Sr.  Director, Marketing,  E.F.Johnson Company
           1993     1994      Director, Marketing, E.F. Johnson Company


Peter O. Brackett  -  Age  57
           1996 to present    Vice President - Technology
           1992 - 1996        Research Manager, Advanced Data Networking,
                                Bellsouth


M. Melvin Bruce  -  Age 58
           1996 to present    Vice President - Engineering
           1989 - 1996        Vice President, Research and Design, TCI



Robert A.  Fredrickson  -  Age 48
           1996 to present    Vice President - Telco Sales
           1996               Vice   President, Broadband Business Development,
                                DSC Communications Corp.
           1991-1996          Senior  Director,  Access  Products,  DSC
                                Communications Corp.


Steven L. Harvey  -  Age 38
           1996 to present   Vice President  - CPE Sales
           1995 - 1996       Executive Vice President, Data Processing Sciences
           1991 - 1995       Vice President, Data Processing Sciences


Charles A. O'Donnell  - Age  44
           1996 to present   Vice President  -  Quality
           1993  - 1996      Quality & Technical Resources Manager, Exide
                               Electronics Corp.


Jude T. Panetta  -  Age 39
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

                             PART II



ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND
RELATED STOCKHOLDER MATTERS

     The Company's Common Stock has been traded on the Nasdaq National Market (Nasdaq) under the symbol "ADTN" since the Company's initial public offering of Common Stock in August 1994. Prior to the initial public offering, there was no established trading market for the Company's Common Stock. As of January 31, 1999, the Company had 647 shareholders of record and approximately 13,500 beneficial owners of shares held in street name. The following table shows the high and low sale prices per share for the Common Stock as reported by Nasdaq for the periods indicated:

         1998 Quarters        High             Low

         First                $34-3/4          $24
         Second               $29-3/4          $19-5/8
         Third                $29-1/8          $20-1/2
         Fourth               $28-7/8          $15-5/8

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

   ITEM 6.    SELECTED FINANCIAL DATA

     The following selected financial data concerning the Company for and as of the end of each of the years in the five year period ended December 31, 1998, are derived from the financial statements of the Company, which have been audited by PricewaterhouseCoopers LLP, independent accountants. The selected financial data are qualified in their entirety by the more detailed information and financial statements, including the notes thereto. The financial statements of the Company as of December 31, 1998 and 1997 and for each of the years in the three year period ended December 31, 1998, and the report of PricewaterhouseCoopers LLP thereon, are included elsewhere in this report.

  Year Ended December 31,                        1998         1997         1996         1995        1994
  (in thousands, except per share data)
  INCOME STATEMENT DATA:
  Sales
       Telco                                  $167,500      $171,838     $171,902     $121,311    $87,888
       CPE                                     119,059        93,497       78,219       60,167     35,552
                                              ------------------------------------------------------------
            Total sales                        286,559        265,335     250,121      181,478    123,440
  Cost of Sales                                130,010        130,254     129,953       93,007     63,187
                                               -----------------------------------------------------------
            Gross profit                       156,549        135,081     120,168       88,471     60,253
  Selling, general and
    administrative expenses                     62,061         44,973      34,308       27,260     17,347
  Research  and  development expenses           37,222         30,055      24,648       19,131     13,774
                                              -----------------------------------------------------------
           Operating income                     57,266         60,053      61,212       42,080     29,132
  Interest income                                5,824          4,175       2,543        3,205        440
  Interest expense                              (2,287)        (1,839)       (895)      (1,105)      (448)
  Other income (expense)                          (188)           438         642          111        (25)
                                              ------------------------------------------------------------
           Income before income taxes           60,615         62,827      63,502       44,291     29,099
  Provision for income taxes (1)                20,306         22,618      23,682       14,833     10,490
                                             ------------------------------------------------------------
           Net income                           40,309         40,209      39,820       29,458     18,609

  Earnings per common share
    assuming dilution (2)                         1.03           1.02        1.01          .75        .51
  Earnings per common share-basic (2)             1.03           1.03        1.03          .80        .56
                                              -----------------------------------------------------------
  Weighted average shares outstanding
    assuming dilution (2)                       39,164         39,565      39,549       39,249     36,199



  At December 31,                                1998          1997         1996          1995       1994
 (in  thousands, except per share data)

  BALANCE SHEET DATA
  Working Capital                             $150,535       $149,184    $140,510     $122,466     $66,368
  Total assets                                 301,711        282,401     210,207      165,767      94,347
  Total debt                                    50,000         50,000      20,000       20,000           0
  Stockholders' equity                         231,389        212,037     172,879      130,743      85,233

(1) Effective July 1, 1994, the Company converted from an S corporation to a C corporation for income tax purposes. As an S corporation, the Company was not subject to income taxes but paid quarterly cash distributions to fund the income tax liabilities passed through to the stockholders. As a C corporation, the Company is subject to income taxes at corporate tax rates. The provision for income taxes for 1994 includes a pro forma amount of $4,202 for the period from January 1, 1994 to July 1, 1994.

(2) Assumes exercise of dilutive stock options calculated under the treasury stock method. See Note 1, 9 and 13 of Notes to Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company designs, develops, manufactures, markets and services a broad range of high-speed digital transmission products utilized by Telcos and corporate end-users to implement advanced digital data services over existing telephone networks. The Company currently sells its products to Telcos (including all of the RBOCs) and private end-users in the CPE market.

     The Company's sales have increased in each year due primarily to increases in the number of units sold to both new and existing customers. These annual sales increases reflect the Company's strategy of increasing unit volume and market share through the introduction of succeeding generations of products having lower selling prices and increased functionality as compared both to the prior generation of a product and to the products of competitors. An important part of the Company's strategy is to engineer the reduction of the product cost of each succeeding product generation and then to lower the product's price based on the cost savings achieved. As a part of this strategy, the Company seeks in most instances to be a low-cost, high-quality provider of products in its markets. The Company's success to-date is attributable in large measure to its ability to initially design its products with a view to their subsequent re-design, allowing efficient enhancements of the product in each succeeding product generation. This strategy has enabled the Company to sell succeeding generations of products to existing customers as well as to increase its market share by selling these enhanced products to new customers.

     While the Company has experienced increased sales in each year, the Company's operating results have fluctuated on a quarterly basis in the past, and operating results may vary significantly in future periods due to a number of factors. The Company operates with very little order backlog. A substantial majority of its sales in each quarter results from orders booked in that quarter and firm purchase orders released in that quarter by customers under agreements containing non-binding purchase commitments. Furthermore, most Telcos typically require prompt delivery of products. This results in a limited backlog of orders for these products and requires the Company to maintain sufficient inventory levels to satisfy anticipated customer demand. If near term demand for the Company's products declines or if significant potential sales in any quarter do not occur as anticipated, the Company's financial results will be adversely affected. Operating expenses are relatively fixed in the short term; therefore, a shortfall in quarterly revenues could impact the Company's financial results significantly in a given quarter. Further, maintaining sufficient inventory levels to assure prompt delivery of the Company's products increases the amount of inventory which may become obsolete and increases the risk that the obsolescence of such inventory may have an adverse effect on the Company's business and operating results. The Company's operating results may also fluctuate as a result of a number of other factors, including increased competition, customer order patterns, changes in product mix, product warranty returns and announcements of new products by the Company or its competitors. Accordingly, the Company's historical financial performance is not necessarily a meaningful indicator of future results, and, in general, management expects that the Company's financial results may vary from period to period. See Note 14 of Notes to Financial Statements.

     The Company intends to retain all earnings for use in the development of its business and does not anticipate paying any cash dividends in the foreseeable future.

     This 1998 Annual Report contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs, including, but not limited to, statements concerning (i) the business and financial outlook of the Company,
(ii) the Company's  business,  financial  condition or results of operations and
(iii) the Company's business strategy. When used in this 1998 Annual Report, the words "believe," "anticipate," "think," "intend," "will be," and similar expressions identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. Readers are also urged to carefully review and consider the various disclosures, including, but not limited to, the disclosures described under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operation," "1998 Compared to 1997," "Liquidity and Capital Resources," and "Year 2000 Readiness Disclosure," and those discussed in the Company's filings with the Securities and Exchange Commission, as well as the general economic conditions and industry trends which could cause actual results or outcomes to differ materially from those expressed in any forward-looking statement of the Company.
Results of Operations

     The following table presents selected financial information derived from the Company's statements of income expressed as a percentage of sales for the years indicated.

Years Ended December 31,
Percentage of Sales                        1998         1997         1996
  Sales:
         Telco                             58.5%        64.8%        68.7%
         CPE                               41.5         35.2         31.3
--------------------------------------------------------------------------
         Total sales                      100.0        100.0        100.0
  Cost of sales                            45.4         49.1         51.9
--------------------------------------------------------------------------
         Gross profit                      54.6         50.9         48.1
  Selling, general and administrative
        expenses                           21.7         17.0         13.7
  Research and development expense         13.0         11.3          9.9
--------------------------------------------------------------------------
         Operating income                  19.9         22.6         24.5
  Interest income                           2.0          1.6          1.0
  Interest expense                         (0.8)        (0.7)        (0.4)
  Other income (expense)                    0.1          0.2          0.3
--------------------------------------------------------------------------
        Income before provision for
           income taxes                    21.2         23.7         25.4
  Provision for income taxes                7.1          8.5          9.5
--------------------------------------------------------------------------
        Net income                         14.1%        15.2%        15.9%



1998 COMPARED TO 1997

Sales
     The Company's sales increased 8% from $265,334,768 in 1997 to $286,558,950 in 1998. The increased sales resulted from increased sales volume to existing customers and from increased market penetration. Sales to Telcos decreased slightly from $171,837,883 in 1997 to $167,499,919 in 1998. Telco sales as a percentage of total sales decreased from 64.8% in 1997 to 58.5% in 1998. Sales of CPE products increased 27.3% from $93,496,885 in 1997 to $119,059,030 in 1998. As a percentage of total sales, CPE sales increased from 35.2% in 1997 to 41.5% in 1998. The increase in sales of CPE products is attributable to increased demand for T1 Service Unit (TSU) products and Digital Data Service
(DDS) products.

Cost of Sales
     Cost of sales decreased slightly from $130,253,531 in 1997 to $130,009,879 in 1998, primarily as a result of the reduction in component cost. As a percentage of sales, cost of sales decreased from 49.1% in 1997 to 45.4% in 1998. This decrease was due primarily to the reduction in component cost and product design enhancements. Telco cost of sales decreased from $87,269,866 in 1997 to $75,925,769 in 1998. Telco cost of sales as a percentage of Telco sales decreased from 50.8% in 1997 to 45.3% in 1998. CPE cost of sales increased from $42,983,665 in 1997 to $54,084,110 in 1998. As a percentage of CPE sales, CPE cost of sales decreased from 46.0% in 1997 to 45.4% in 1998. An important part of the Company's strategy is to reduce the product cost of each succeeding product generation and then to lower the product's price based on the cost savings achieved. This strategy sometimes results in variations in the Company's gross profit margin due to timing differences between the lowering of product selling prices and the full recognition of cost reductions. In view of the rapid pace of new product introductions by the Company, this strategy may result in variations in gross profit margins that, for any particular financial period, can be difficult to predict.


Selling, General and Administrative Expenses
     Selling, general and administrative expenses increased 38.0% from $44,973,175 in 1997 to $62,060,907 in 1998. The increase was due to additional sales and support expenditures necessary as a result of the Company's expanded sales base and increased dollar amounts of these expenses associated with the ongoing introduction and marketing of enhanced products, increased distribution activities associated with the CPE market, and general expansion into international markets. As a percentage of sales, selling, general and administrative expenses increased from 17.0% in 1997 to 21.7% in 1998.


Research and Development Expenses
     Research and development expenses increased 23.8% from $30,055,091 in 1997 to $37,221,780 in 1998. This increase was due to increased engineering costs associated with new product introductions and feature enhancement activities. As a percentage of sales, research and development expenses increased from 11.3% in 1997 to 13.0% in 1998. The Company continually evaluates new product opportunities and engages in intensive research and product development efforts. To date, the Company has expensed all product research and development costs as incurred. Additionally, the Company frequently invests heavily in up-front market development efforts prior to the actual commencement of sales of a major new product. As a result, the Company may incur significant research and development expenses and selling, general and administrative expenses prior to the receipt of revenues from a major new product group. The Company is presently incurring both research and development expenses and selling, general and administrative expenses in connection with its new products and its expansion into international markets.


Interest Expense
     Interest expense increased 24.4% from $1,838,814 in 1997 to $2,286,821 in 1998. The Company currently pays interest on $50,000,000 of revenue bond proceeds of which $20,000,000 was loaned to the Company in January 1995, and $30,000,000 was loaned to the Company in April 1997. The proceeds were used to expand the Company's facilities in Huntsville, Alabama. The increase in interest expense in 1998 was due primarily to a full year's interest being incurred in 1998 on the additional $30,000,000 borrowed in April 1997 versus only a partial year in 1997. See also "Liquidity and Capital Resources."

Net Income
     As a result of the above factors, net income increased slightly from $40,209,272 in 1997 to $40,309,650 in 1998. As a percentage of sales, net income decreased from 15.2% in 1997 to 14.1% in 1998.


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

Cost of Sales
     Cost of sales  increased 0.2% from  $129,953,371 in 1996 to $130,253,531 in
1997, primarily as a result of the increase in sales. As a percentage of sales, cost of sales decreased from 51.9% in 1996 to 49.1% in 1997. This decrease was primarily attributable to manufacturing efficiencies and product design enhancements. Telco cost of sales decreased from $89,277,966 in 1996 to $87,269,866 in 1997. As a percentage of Telco sales, Telco cost of sales decreased from 51.9% in 1996 to 50.8% in 1997. CPE cost of sales increased from $40,675,405 in 1996 to $42,983,665 in 1997. As a percentage of CPE sales, CPE cost of sales decreased from 52.0% in 1996 to 46.0% in 1997. An important part of the Company's strategy is to reduce the product cost of each succeeding product generation and then to lower the product's price based on the cost savings achieved. This sometimes results in variations in the Company's gross profit margin due to timing differences between the lowering of product selling prices and the full recognition of cost reductions. In view of the rapid pace of new product introductions by the Company, this strategy may result in variations in gross profit margins that, for any particular financial period, can be difficult to predict.

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

Interest Expense
     Interest expense increased 105.5% from $894,657 in 1996 to $1,838,814 in 1997. This increase was due to increased borrowings during 1997. The Company currently pays interest on $50,000,000 of revenue bond proceeds of which $20,000,000 was loaned to the Company in January 1995, and $30,000,000 was loaned to the Company in April 1997. The proceeds were used to expand the Company's facilities in Huntsville, Alabama. See also "Liquidity and Capital Resources."

Net Income
     As a result of the above factors, net income increased 1.0% from $39,819,904 in 1996 to $40,209,272 in 1997. As a percentage of sales, net income decreased from 15.9% in 1996 to 15.2% in 1997.


LIQUIDITY AND CAPITAL RESOURCES

     The Company is continuing a project to expand its facilities in Huntsville, Alabama in phases over the next two years at a cost expected to exceed $150,000,000, of which $56,585,000 had been incurred at December 31, 1998. Fifty million dollars of this project was approved for participation in an incentive program offered by the Alabama State Industrial Development Authority (the "Authority"). That incentive program enables participating companies such as the Company to generate Alabama corporate income tax credits that can be used to reduce the amount of Alabama corporate income taxes that would otherwise be payable. There can be no assurance that the State of Alabama will continue to make these corporate income tax credits available in the future, and the Company therefore may not realize the full benefit of these incentives. Through December 31, 1998, the Authority had issued taxable revenue bond in the principal amount of $50,000,000 pursuant to such program and loaned the proceeds from the sale of the bond to the Company. The Company is required to make payments to the Authority in amounts necessary to pay the principal of and interest on the Authority's Taxable Revenue Bond, Series 1995 (ADTRAN, Inc. Project), as amended, currently outstanding in the aggregate principal amount of $50,000,000. Said bond matures on January 1, 2020, and bears interest at the rate of 45 basis points over the money market rate of First Union National Bank.

     The Company's working capital position improved from $149,183,578 as of December 31, 1997 to $150,534,759 as of December 31, 1998. This improvement in the Company's working capital position was due primarily to steady earnings. The Company has used, and expects to continue to use the cash generated from operations for working capital and other general corporate purposes, including
(i) product development activities to enhance its existing products and develop new products and (ii) expansion of sales and marketing activities. Inventory increased 66.9% for the fiscal year ended December 31, 1998. This increase occurred during the last six months of the period due to new business relating to Total Reach technology and new HDSL orders anticipated from a contract awarded to the Company in October 1998. Sales were weaker than anticipated in the fourth quarter of 1998 and did not allow the Company to move the amount of inventory that was planned.

     On March 31, 1997, the Board of Directors authorized the Company to re-purchase up to 1,000,000 shares of the Company's outstanding common stock. In October 1998, the Board approved the re-purchase of an additional 2,000,000 shares. As of December 31, 1998, the Company had re-purchased 1,100,081 shares of its common stock at a total cost of $23,216,047.

     Capital expenditures totaling  $23,095,854,  $18,220,850 and $29,661,438 in
1998,  1997  and  1996,   respectively,   were  used  to  expand  the  Company's
headquarters and to purchase equipment.

     At December 31, 1998, the Company's cash on hand of $10,009,320, short-term investments of $40,795,068 and $10,000,000 available under a bank line of credit placed the Company's potential cash availability at $60,804,388. The Company's $10,000,000 bank line of credit bears interest at the rate of 87.5 basis points over the 30 day London inter-bank offered rate and expires on May 1, 1999. The Company anticipates renewing the $10,000,000 bank line of credit upon its expiration. The Company intends to finance its operations in the future with cash flow from operations, amounts available under the bank line of credit, borrowed revenue bond proceeds and possible additional public financings. These available sources of funds are expected to be adequate to meet the Company's operating and capital needs for the foreseeable future.

YEAR 2000 READINESS DISCLOSURE

     The Company conducted a year 2000 program to assess and mitigate the impact of the year 2000 issue. The Company believes that all critical information technology and non-information technology hardware and software systems are year 2000 compliant, including, but not limited to, business systems, network infrastructure, manufacturing equipment, engineering tools, customer products and plant facilities.

     The Company has completed the inventory and assessment phases of its year 2000 program. The Company's operations are not dependent upon older legacy source code or mainframe computers as is often the case with systems with significant year 2000 issues. Therefore, there is little or no date-related code remediation or conversion necessary to maintain normal business activities. The primary remaining effort in the year 2000 program is to review and validate the conclusions reached by the Company's year 2000 assessment. The Company does not believe that costs associated with bringing the Company's computer systems into full compliance with the year 2000 issue will result in a material expense to the Company.

     In July of 1998, the Company completed the implementation of new business software and hardware which has been determined to be year 2000 compliant. The Company is currently upgrading some secondary systems which have been identified with minor year 2000 issues. Likewise, testing and year 2000 simulations will be performed on all Company systems to verify date processing capabilities. Expected completion of year 2000 simulations and testing is March 1999.

     The Company has also contacted and assessed its suppliers and subcontractors regarding the year 2000 issue and concluded that those suppliers and subcontractors, which have a material relationship with the Company, are not expected to cause significant business interruptions to occur as a result of the year 2000 issue. The Company's assessment of suppliers has identified those most critical to the Company's operations and a contingency plan has been drafted to handle issues in the future. The Company's primary external subcontractors are conducting their own independent internal year 2000 programs and are being assisted by the Company with their year 2000 preparations where appropriate.

     The Company believes that its products are year 2000 compliant. Company engineers have confirmed product design specifications and have verified product date processing functionality. Customers are provided individual responses to product inquiries and the Company has posted detailed year 2000 information on its web site. The Company does not believe that it will have any material exposure to contingencies related to the year 2000 issue for products it has sold.

     Based on information presently available, the Company does not anticipate any material impact on its financial condition or results of operations from the effect of the year 2000 issue on its internal systems or on those systems of its major suppliers and customers. However, there can be no guarantee that the systems of other companies on which the Company relies will be timely converted, or that a failure to convert by another company would not have a material adverse impact on the Company. Furthermore, despite the Company's assessments, there can be no guarantee that there will not be a year 2000 problem arising from the Company's own system that may have a material adverse impact on the Company.

     As of December 31, 1998, the Company had spent approximately $100,000 for year 2000 compliance. The Company expects to spend approximately $60,000 in 1999. The Company does not separately track these internal costs incurred for the Y2K project. These costs, however, consist principally of the related payroll costs of its information systems group.

ITEM 7A.  QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has not conducted transactions, established commitments or entered into relationships requiring disclosures beyond those provided elsewhere in this Form 10-k.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are contained in this report.

                                                                     Page
Report of Independent Certified Public Accountants                    24

Financial Statements for Years Ended December 31, 1998,
 1997 and 1996
Balance Sheets                                                        25
Statements of Income                                                  26
Statements of Changes in Stockholders' Equity                         27
Statements of Cash Flows                                              28

Report of Independent Certified Public Accountants on
  Supplementary Information                                           42
Schedule II - Valuation and Qualifying Accounts                       43

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
and Stockholders of ADTRAN, Inc.


     In our opinion, the accompanying balance sheets and the related statements of income, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of ADTRAN, Inc. (the Company) at December 31, 1998 and 1997, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/PricewaterhouseCoopers LLP
Birmingham, Alabama
January 14, 1999


BALANCE SHEETS
December 31, 1998 and 1997

                                                 1998                1997
   ASSETS
   Current Assets:
      Cash and cash equivalents            $10,009,320           $45,340,961
      Short-term investments                40,795,068            37,833,240
     Accounts receivable, less allowance
      for doubtful accounts of $958,805
      and $893,389 in 1998 and 1997,        46,588,319            40,906,887
      respectively
      Other receivables                        697,074               343,463
      Inventory                             65,700,576            39,369,103
      Prepaid expenses                       1,354,366             1,148,288
      Deferred  income taxes                 2,416,685             2,458,136
                                           ---------------------------------
           Total current assets            167,561,408           167,400,078

   Property, plant and equipment,net        78,894,317            64,801,132
   Other assets                                220,000               200,000
   Long-term investments                    55,035,000            50,000,000
                                           ----------------------------------
           Total assets                   $301,710,725          $282,401,210



   LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities:
      Accounts payable                    $ 10,980,097           $ 9,121,270
      Accrued salaries                       1,828,462             1,927,364
      Accrued income taxes                   1,060,795             4,579,345
      Accrued taxes other than income
        taxes                                  252,548               180,611
      Warranty liability                     1,519,945             1,435,259
      Compensated absences                   1,384,802               972,651
                                           ----------------------------------
           Total current liabilities        17,026,649            18,216,500
   Bonds payable                            50,000,000            50,000,000
   Deferred income taxes                     3,295,140             2,147,635
                                           ----------------------------------
                                            70,321,789            70,364,135
   Total liabilities

   Stockholders' equity:
      Common stock, par value $.01 per
       share; 200,000,000 shares
       authorized; 39,423,479 shares
       issued in 1998 and 39,381,264
       in 1997                                 394,235               393,813
     Additional paid-in capital             90,640,451            90,582,615
     Retained earnings                     163,570,297           123,260,647
                                           ---------------------------------
                                           254,604,983           214,237,075

     Less treasury stock at cost:
      1,100,081 and 100,000 shares
      in 1998 and  1997, respectively      (23,216,047)           (2,200,000)
                                          -----------------------------------
   Total stockholders'equity               231,388,936           212,037,075
                                          -----------------------------------
   Total liabilities and                  $301,710,725          $282,401,210
    stockholders' equity

   The accompanying notes are an integral part of these financial statements.


STATEMENTS OF INCOME
for the years ended December 31, 1998, 1997 and 1996


                                            1998               1997                  1996
Sales                                    $286,558,950      $265,334,768       $250,120,836
Cost of sales                             130,009,879       130,253,531        129,953,371
                                          -------------------------------------------------
     Gross profit                         156,549,071       135,081,237        120,167,465


Selling, general and administrative
 expenses                                  62,060,907        44,973,175         34,308,436
Research and development expenses          37,221,780        30,055,091         24,647,425
                                         -------------------------------------------------
   Income from operations                  57,266,384        60,052,971         61,211,604

Other income (expenses):
     Interest income                        5,824,223         4,175,032          2,542,417
     Interest expense                      (2,286,821)       (1,838,814)          (894,657)
     Other                                   (188,530)          437,639            642,432
                                       ---------------------------------------------------
                                            3,348,872         2,773,857          2,290,192

Income before income taxes                 60,615,256        62,826,828         63,501,796
Provision for income taxes                 20,305,606        22,617,556         23,681,892
                                       ---------------------------------------------------
               Net income                 $40,309,650       $40,209,272        $39,819,904


Weighted average shares
 outstanding assuming dilution (1)         39,163,763        39,565,497         39,548,654

Earnings per common share -
 assuming dilution (1)                          $1.03             $1.02              $1.01
Earnings per common share - basic               $1.03             $1.03              $1.03


The accompanying notes are an integral part of these financial statements.



(1) Assumes exercise of dilutive stock options calculated under the treasury stock method.


STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY for the years ended December 31, 1998, 1997 and 1996

                                           Common Stock
                                    Number          Par Value      Additional     Retained       Treasury         Total
                                  of shares         ($.01 Per       Paid-In       Earnings         Stock      Stockholders'
                                                       Share)       Capital                                       Equity

Balance,December 31, 1995         37,462,275        $374,623      $89,404,177    $40,964,511          $0      $130,743,311

Stock options exercised:
  Various prices per share          1,307,239          13,072         768,686                                      781,758
Income tax benefit from exercise
  of non-qualified stock options                                                   1,533,926                     1,533,926
Net income                                                                        39,819,904                    39,819,904
---------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996         38,769,514         387,695      90,172,863     82,318,341           0       172,878,899


Stock options exercised:
  Various prices per share            611,750           6,118         409,752                                      415,870
Purchase of treasury stock:
  100,000 shares                                                                               (2,200,000)      (2,200,000)
Income tax benefirt from exercise
  of non-qualified stock options                                                     733,034                       733,034
Net income                                                                        40,209,272                    40,209,272
---------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997          39,381,264        393,813      90,582,615    123,260,647   (2,200,000)     212,037,075

Stock options exercised:
  Various prices per share              42,215            422          57,836                                       58,258
Purchase of treasury stock:
  1,000,081 shares                                                                            (21,016,047)     (21,016,047)
Net income                                                                        40,309,650                    40,309,650
--------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998          39,423,479       $394,235     $90,640,451   $163,570,297  ($23,216,047)   $231,388,936

The accompanying notes are an integral part of these financial statements.


STATEMENTS OF CASH FLOWS
for the years ended December 31, 1998, 1997 and 1996


                                                    1998            1997           1996

Cash flows from operating activities:
     Net income                               $40,309,650       $40,209,272     $39,819,904
     Adjustments to reconcile net
       income to net cash provided by
       operating activities:
     Depreciation                               9,002,669         7,342,518       4,890,303
     Provision for warranty claims              1,506,432         1,435,259       2,110,614
     Gain (loss) on sale of property,
       plant, and equipment                                          (9,884)         40,572
     Gain (loss) on sale of short-
       term investments classified
          as available-for-sale                    24,367            (6,063)        405,789
     Deferred income taxes                      1,188,956          (313,867)        104,561

     Change in operating assets:
          Accounts receivable                  (5,681,432)       (7,081,327)     (4,590,757)
          Inventory                           (26,331,473)        1,423,543       4,204,549
          Other assets                           (579,689)          932,165      (1,083,019)
     Change in operating liabilities:
          Accounts payable                      1,858,827          (228,996)       (390,321)
          Other liabilities                    (4,555,110)        1,284,106         (50,491)
                                          -------------------------------------------------
  Net cash provided by operating activities    16,743,197        44,986,726      45,461,704
                                          -------------------------------------------------
Cash flows from investing activities:
     Expenditures for property,
        plant and equipment                   (23,095,854)      (18,220,850)    (29,661,438)
     Proceeds from the disposition of
      property, plant, and equipment                                 58,297           4,602
          and equipment
     Purchase of long-term investments         (5,035,000)      (50,000,000)
     Purchase of short-term investments
      classified as available-for-sale         (2,986,195)       (5,271,247)     (8,309,030)
                                          --------------------------------------------------
 Net cash used in investing activities        (31,117,049)      (73,433,800)    (37,965,866)
                                          --------------------------------------------------

Cash flows from financing activities:
     Redemption of bonds payable                                (20,000,000)
     Proceeds from bond issuance                                 50,000,000
     Proceeds from issuance of common stock        58,258           415,870         781,758
     Income tax benefit from exercise
      of non-qualified stock options                                733,034       1,533,926
     Purchase of treasury stock               (21,016,047)       (2,200,000)
                                          -------------------------------------------------
 Net cash (used in)provided by
    financing activities                      (20,957,789)       28,948,904       2,315,684
                                          -------------------------------------------------
  Net(decrease)increase in cash and
    cash equivalents                          (35,331,641)          501,830       9,811,522
Cash and cash equivalents,
    beginning of year                          45,340,961        44,839,131      35,027,609
                                          -------------------------------------------------
Cash and cash equivalents, end of year        $10,009,320       $45,340,961     $44,839,131
                                          -------------------------------------------------

Supplemental disclosure of cash
    flow information:
     Cash paid during the year for interest,
       net of capitalized interest of
       $35,172,  $204,153 and $393,096 in
       1998, 1997and 1996, respectively        $2,276,495        $1,844,741        $909,368

     Cash paid during the year for            $23,964,517       $20,042,644     $22,151,925
       income taxes                         ----------------------------------------------

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

Note 1  -   Summary of Significant Accounting Policies

     ADTRAN, Inc. (the "Company") designs, develops, manufactures, markets, and services a broad range of high-speed digital transmission products utilized by telephone companies ("Telcos") and corporate end-users to implement advanced digital data services over existing telephone networks. The Company also customizes many of its products for private label distribution and for original equipment manufacturers to incorporate into their own products. Most of the Company's Telco and customer premises equipment (CPE) products are connected to the local loop, which is the large existing infrastructure of the telephone network, predominantly consisting of copper wireline, which connects end-users to a Telco's Central Office. The Central Office is the Telco facility that provides local switching and distribution functions. The balance of the Company's products are used in the Telcos' Central Offices.

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

     Short-term investments represent re-marketed preferred stocks and municipal bonds classified as available-for-sale securities. Re- marketed preferred stocks are designed to be marketed as money market instruments. These instruments' interest rates reset on a short-term basis to maintain the price of the instruments at par. These instruments may be redeemed on the date the interest rate resets. The fair value of short-term investments is estimated based on quoted market prices (see Note 2). Realized gains or losses are computed under the specific identification method.

Inventory:
     Inventory is carried at the lower of cost or market, with cost being determined using the first-in, first-out method.

Property, Plant, and Equipment:
     Property, plant, and equipment, which is stated at cost, is depreciated using methods which approximate straight-line depreciation over the estimated useful lives of the assets. Expenditures for repairs and maintenance are charged to expense as incurred; betterments which materially prolong the lives of the assets are capitalized. The cost of assets retired or otherwise disposed of and the related accumulated depreciation are removed from the accounts and the gain or loss on such disposition is included in income.

Long-Lived Assets:
     The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying values. There were no such losses recognized during 1998, 1997, and 1996.

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

Earnings Per Share:
     Earnings per common share and earnings per common share - assuming dilution are based on the weighted average number of common and, when dilutive, common equivalent shares outstanding during the year (see Note 13).

Recently Issued Accounting Standards:
     In 1998, the Company adopted  Statement of Financial  Accounting  Standards
(SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, that requires the use of the management approach in identifying operating segments of the Company. Under the management approach, operating segments of an enterprise are identified in a manner consistent with how the Company makes operating decisions and assesses performance. SFAS No. 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 did not affect results of operations or financial position but did affect the disclosure of segment information (see
Note 11).

     In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards SFAS No. 130, Reporting Comprehensive Income, which requires the reporting and display of comprehensive income and its components in an entity's financial statements. The Company adopted SFAS 130 during 1998 and, for the three years ending December 31, 1998, 1997 and 1996, there were no differences between net income and comprehensive income.

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires all derivatives to be measured at fair value and recognized as either assets or liabilities on the balance sheet. Changes in such fair value are required to be recognized immediately in net income (loss) to the extent the derivatives are not effective as hedges. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 and is effective for interim periods in the initial year of adoption. The Company does not currently hold any derivative financial instruments.



Note 2  -   Investments

     At December 31, 1998 and 1997, the Company held the following securities as
available-for-sale   or  held-to-maturity   recorded  at  amortized  cost  which
approximates fair value:

   1998
   Short-term investments, available-for-sale:
             Municipal bonds:                                      $34,553,013

             Re-marketed preferred stocks:
               GE Capital preferred asset corporation A series A     5,000,000
             Other:
               Commercial paper, US  Government securities and
               preferred stock                                       1,242,055
                                                                   -----------
   Total short-term investments 1998                               $40,795,068


   Long-term investments:
             Restricted money market funds (see Note 6)            $50,000,000
             Other equity investments                                5,035,000
                                                                  ------------
   Total long-term investments 1998                                $55,035,000



   1997
   Short-term investments, available-for-sale:

             Municipal bonds                                      $10,333,240

             Re-marketed preferred stocks:
              GE Capital preferred asset corporation A series A     5,000,000
              Muniyield Fund Auction market preferred series A      5,000,000
              VKM Investment Grade Municipal Trust preferred        5,000,000
              Nuveen Premium Income Fund preferred series M         2,500,000
              Duff & Phelps RP series C                             5,000,000
              Van Kampen Merritt Municipal Income                   5,000,000
                                                                  -----------
             Total short-term investments 1997                    $37,833,240


   Long-term investments:

              Restricted money market funds (see Note 6)          $50,000,000
                                                                   ----------
   Total long-term investments 1997                               $50,000,000

Note 3  -   Inventory

     At December 31, 1998 and 1997 inventory consisted of the following:

                                              1998              1997
 Raw materials                             $39,787,631      $24,199,720
 Work in process                             7,935,771        2,565,179
 Finished goods                             17,977,174       12,604,204
                                           ----------------------------
                                           $65,700,576      $39,369,103



Note 4  -   Property, Plant, and Equipment

     Property, plant, and equipment was comprised of the following at December 31, 1998 and 1997:

                                           1998                   1997
Land                                   $  4,263,104         $ 4,263,104
Building                                 28,684,088          28,673,642
Construction in progress                 12,119,342           3,081,702
Land improvements                         9,499,352           7,963,770
Office machinery and equipment           22,683,087          17,184,334
Engineering machinery and equipment      31,548,285          24,534,852
                                        --------------------------------
                                        108,797,258          85,701,404

Less accumulated depreciation           (29,902,941)        (20,900,272)
                                       ---------------------------------
                                        $78,894,317         $64,801,132




Note 5  -  Line of Credit

     The Company has a $10,000,000 line of credit at a bank, which bears interest at the rate of 87.5 basis points over the 30 day London inter-bank offered rate. At December 31, 1998 and 1997, the Company had no borrowings outstanding under this line. The line of credit expires on May 1, 1999.


Note 6  -  Alabama State Industrial Development Authority Financing

     In conjunction with an expansion of its Huntsville, Alabama facility, the Company was approved for participation in an incentive program offered by the State of Alabama Industrial Development Authority (the "Authority"). Pursuant to such program, on January 13, 1995, the Authority issued $20,000,000 of its taxable revenue bonds pursuant to such program and loaned the proceeds from the sale of the bonds to the Company. The bonds were originally purchased by AmSouth Bank of Alabama, Birmingham, Alabama (the "Bank"). First Union National Bank of Tennessee, Nashville, Tennessee (the "Bondholder") purchased the original bond from the Bank and made further advances to the Authority bringing the total amount outstanding to $50,000,000. An Amended and Restated Taxable Revenue Bond (ADTRAN, Inc. Project), Series 1995, was issued and the original financing agreement was amended. The Amended and Restated Bond bears interest, payable monthly, at the rate of 45 basis points over the money market rate of the Bondholder and will mature on January 1, 2020. The Company is required to make payments to the Authority in amounts necessary to pay the principal of and interest on the Amended and Restated Bond. Included in long-term investments are $50,000,000 which is restricted for payment of the principal amount of this bond. Construction on the project began in March 1995 and certain phases were completed by December 31, 1998.

Note 7  -   Income Taxes

     A summary of the components of the provision  (benefit) for income taxes as of December 31 is as follows:
                                         1998           1997            1996
    Current:
    Federal                            $17,551,986   $21,251,520    $21,329,522
    State                                1,564,664     1,679,903      2,247,809
                                       ----------------------------------------
    Total Current                       19,116,650    22,931,423     23,577,331
    Deferred tax provision (benefit)     1,188,956      (313,867)       104,561
                                       ----------------------------------------
    Total provision for income taxes   $20,305,606   $22,617,556    $23,681,892

     The provision for income taxes differs from the amounts computed by applying the federal statutory rate due to the following:

                                                                   1998           1997           1996
   Tax provision computed at the federal statutory rate
     (35% in 1998, 1997 and 1996)                              $21,215,340     $21,989,390   $22,225,629
   State income tax provision, net of federal benefit            1,017,032       1,091,936     1,461,076
   Federal research credits                                     (1,650,877)     (1,248,925)     (151,500)
   Permanent differences and other                                (275,889)        785,155       146,687
                                                              -------------------------------------------
                                                               $20,305,606     $22,617,556   $23,681,892

     Temporary differences which create deferred tax assets and liabilities at December 31, 1998 and 1997 are detailed below.

                                                     1998                        1997
                                               Current    Non-          Current         Non-
                                                        current                         current

   Property, plant and equipment                     ($3,295,140)                    ($2,147,635)
   Accounts receivable                   $422,758                      $ 381,022
   Inventory                              844,519                      1,130,083
   Accruals                             1,149,408                        947,031
                                        ---------------------------------------------------------
   Deferred tax asset
   (liability)                         $2,416,685    ($3,295,140)     $2,458,136     ($2,147,635)

     No valuation allowance is deemed necessary by management as the realization of recorded deferred tax assets is considered more likely than not.

Note 8  -  Operating Leases

     The Company leases office space and equipment under operating leases. As of December 31, 1998, future minimum rental payments under the non- cancellable operating leases are approximately as follows:

         1999                                 $ 962,000
         2000                                   525,000
         2001                                   228,000
         2002                                   215,000
         2003                                   108,000
                                             ----------
                                              $2,038,000


     Rental expense was approximately $908,000, $657,000 and $851,000, in 1998, 1997 and 1996, respectively.


Note 9  -   Employee Incentive Stock Option Plan and Directors' Stock
Option Plan

     The Board of Directors of the Company adopted the 1996 Employees Incentive Stock Option Plan (the "1996 Plan") effective February 14, 1996, under which 2,488,100 shares of common stock were reserved for issuance to certain employees and officers through incentive stock options and non-qualified stock options. In addition, the Company currently has options outstanding under its 1986 Employee Incentive Stock Option Plan (the "1986 Plan"), which plan expired on February 14, 1996. Options granted under the 1996 Plan or the 1986 Plan become exercisable after one year of continued employment after the date of grant or pursuant to a five year vesting schedule beginning on the first anniversary of the grant date. Expiration dates of options outstanding under the 1996 Plan and the 1986 Plan at December 31, 1998 range from 1999 to 2008.

     The Board of Directors of the Company adopted a Directors' Stock Option Plan effective October 31, 1995 under which 70,000 shares of common stock have been reserved. The Plan is a formula plan to provide options to non-employee directors of the Company. At December 31, 1998, 42,000 options had been granted under the plan. Expiration dates of options outstanding under the Director's Stock Option Plan at December 31, 1998 range from 2005 to 2008.

Pertinent information regarding the Plans is as follows:

                                                                        Weighted
                                               Number      Range of      Average
                                                of         Exercise     Exercise        Vesting
                                               Options      Prices        Price        Provisions

Options outstanding,December 31, 1995       2,170,395     $.06 -$46.25     $1.83       100% /year
Options granted                               342,000   $39.75 -$65.75    $63.99        20% /year
Options granted                                 7,950   $30.50 -$65.75    $44.43       100% /year
Options cancelled                              (9,050)   $3.33 -$65.75    $61.78          various
Options exercised                          (1,307,239)    $.06 -$31.75     $0.60       100% /year
                                           ------------------------------------------------------

Options outstanding, December 31, 1996      1,204,056     $.11 -$65.75    $20.38          various
Options granted                               697,750   $22.00 -$42.38    $25.62          various
Options granted                                 3,000   $42.72 -$42.72    $42.72          various
Options granted                                21,700   $25.37 -$45.78    $32.26          various
Options cancelled                             (38,300)  $22.00 -$65.75    $50.89          various
Options exercised                            (611,750)    $.11 -$31.75      $.68          various
                                           ------------------------------------------------------

Options outstanding, December 31, 1997      1,276,456     $.17 -$65.75    $32.24          various
Options granted                             1,018,225   $18.31 -$26.25    $21.46          various
Options granted                                10,250   $30.50 -$31.00    $30.69          various
Options cancelled                             (45,370)  $21.31 -$65.75    $35.61          various
Options exercised                             (42,215)    $.17 - $3.33     $1.38          various
                                          -------------------------------------------------------

Options outstanding,December 31, 1998       2,217,346     $.50 -$65.75    $27.78          various


     The following table summarizes information about stock options outstanding at December 31, 1998:


                                        Weighted
                                         Average              Weighted                         Weighted
Range of            Number              Remaining              Average          Number          Average
Exercise          Outstanding          Contractual            Exercise        Exercisable       Exercise
Prices             12/31/98               Life                  Price          12/31/98         Price

  $.50 - $3.33      137,541               3.47                 $2.24            137,541          $2.24
$12.53 -$21.31      959,625               9.17                $21.22              8,000         $12.53
$22.00 -$28.50      723,580               8.57                $25.29            141,724         $25.47
$30.38 -$46.25      115,100               7.83                $36.81             80,290         $36.64
$56.25 -$65.75      281,500               7.57                $65.34            116,800         $65.11
---------------------------------------------------------------------------------------------------------
                  2,217,346                                                     484,355


     The options above were issued at exercise prices which approximate fair market value at the date of grant. At December 31, 1998, 528,695 options were available for grant under the plans. The Company applies APB Opinion 25 and related Interpretations in accounting for its stock plans. Accordingly, no compensation cost has been recognized related to stock options. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed in SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:



                                         1998          1997            1996
  Net income - as reported           $40,309,650     $40,209,272    $39,819,904
  Net income - pro forma              35,417,764      37,634,225     38,018,766
  Earnings per share - as reported
   assuming dilution                       $1.03           $1.02          $1.01
  Earnings per share - pro forma
   assuming dilution                        $.90            $.96           $.96


     The pro forma amounts reflected above are not representative of the effects on reported net income in future years because, in general, the options granted typically do not vest for several years and additional awards are made each year. The fair value of each option grant is estimated on the grant date using the Black-Scholes option- pricing model with the following weighted-average assumptions:

                                     1998             1997              1996
  Dividend yield                      0%               0%                0%
  Expected life (years)               5                5                 5
  Expected volatility               59.1%            49.1%             48.7%
  Risk-free interest rate           4.67%            6.06%             7.09%




Note 10  -   Employee Benefit Plan

     In March 1990, the Company adopted an incentive savings plan (the "Savings Plan") for all of its employees. The Savings Plan provides certain employment benefits to all eligible employees and qualifies as a deferred arrangement under
Section 401(k) of the Internal Revenue Code of 1986, as amended. The Company matches one-half of a participant's contribution, limited to 5% of a participant's income. An employee's interest in the Company's contributions becomes 100% vested at the date participation in the Savings Plan commenced. Charges to operations for the plan amounted to approximately $928,000, $717,000, $547,000, in 1998, 1997 and 1996, respectively.


Note 11  -   Segment Information and  Major Customers

     The Company operates two reportable segments - (1) Telco and (2) CPE. The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies" (see Note 1) to the extent that such policies affect the reported segment information. The Company evaluates the performance of its segments based on gross profit; therefore, selling, general and administrative costs, as well as research and development, interest income/expense, and provision for taxes, is reported on an entity wide basis only. There are no intersegment revenues.

     The table below presents information about the reported sales and gross profit of the Company for each of the years in the three year period ended December 31, 1998. Asset information by reportable segment is not reported, since the Company does not produce such information internally.

                          1998                     1997                     1996
                    Sales     Gross          Sales     Gross           Sales      Gross
                              Profit                   Profit                     Profit
(in thousands)
Telco            $167,500    $91,574       $171,838   $ 84,568        $171,902  $ 82,624
CPE               119,059     64,975         93,497     50,513          78,219    37,544
                 -----------------------------------------------------------------------
Total            $286,559   $156,549       $265,335   $135,081        $250,121  $120,168



     The following is sales information by geographic area for the years ended December 31:

Sales (in thousands)
                             1998          1997          1996
United States             $277,062      $242,230      $231,703
Foreign                      9,497        23,105        18,418
                         -------------------------------------
                          $286,559      $265,335      $250,121


     Sales of the Company's transmission and test equipment to the Regional Bell Operating Companies (RBOCs) amounted to approximately 29%, 33% and 36% of total sales during the years ended December 31, 1998, 1997 and 1996, respectively. At December 31, 1998, 1997 and 1996 respectively, 21%, 26% and 23% of the accounts receivable balance consisted of amounts due from RBOCs.


Note 12  -   Contingencies

     The Company has certain contingent liabilities resulting from litigation arising in the normal course of business. Although the outcome of any litigation can never be certain, it is the Company's opinion that the outcome of such contingencies will not materially affect its business, operations, financial condition or cash flows.

Note 13  -   Earnings Per Share

     A summary of the calculation of basic and diluted earnings per share for the years ended December 31, 1998, 1997 and 1996 is as follows:

                                                   FOR THE YEAR ENDED 1998
                                              Income          Shares         Per-Share
                                             (Numerator)   (Denominator)        Amount
BASIC EPS
Income available to common
  stockholders                                $40,309,650     38,981,558        $1.03

EFFECT OF DILUTIVE SECURITIES
Stock Options                                           0        182,205

DILUTED EPS
Income available to common
 stockholders + assumed conversions           $40,309,650     39,163,763        $1.03




                                                   FOR THE YEAR ENDED 1997
                                                Income        Shares         Per-Share
                                               (Numerator)  (Denominator)       Amount
BASIC EPS
Income available to common
  stockholders                                $40,209,272     39,201,871        $1.03

EFFECT OF DILUTIVE SECURITIES
Stock Options                                           0         363,626

DILUTED EPS
Income available to common
 stockholders + assumed conversions            40,209,272      39,565,497        $1.02



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




     The following options were outstanding during the respective year, but were not included in the computation of that year's diluted EPS because the options' exercise price was greater than the average market price of the common shares in the respective year.

             1998                                    1997                               1996
Options    Exercise                       Options   Exercise                 Options  Exercise
Granted     Price        Expiration      Granted     Price    Expiration     Granted   Price   Expiration

 58,450  $31.75-$46.25      2005          3,500     $46.25       2005       6,000     $46.25      2005
284,450  $56.25-$65.75      2006        294,400  $56.25-$65.75   2006       8,500  $56.25-$59.50  2005
 20,450  $39.63-$46.25      2006         17,700  $37.63-$42.38   2007     309,000  $63.75-$65.75  2005
  2,500  $30.50-$30.75      2006
 23,700  $35.63-$42.72      2007
  8,200  $27.50-$28.50      2007
 28,500  $26.25-$30.38      2008




Note 14  -   Summarized Quarterly Financial Data (Unaudited)

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


(In thousands,except for per share amounts)                      THREE MONTHS ENDED
                                                    March 31,   June 30,  September 30,  December 31,
                                                      1998        1998       1998            1998

Net sales                                          $65,327      $71,155     $77,044        $73,033
Gross profit                                        35,919       38,950      42,310         39,370
Income from operations                              14,283       14,441      16,377         12,165
Net income                                           9,893       10,145      11,441          8,831
Earnings per common share - assuming dilution         $.25         $.26        $.29           $.23
Earnings per common share - basic                     $.25         $.26        $.29           $.23



                                                                 THREE MONTHS ENDED
(In thousands,except for per share amounts)       March 31,    June 30,  September 30,   December 31,
                                                    1997         1997        1997             1997

Net sales                                          $61,231     $59,125      $70,579        $74,400
Gross profit                                        31,791      28,632       36,092         38,566
Income from operations                              14,258      10,291       16,778         18,726
Net income                                           9,522       6,980       11,141         12,566
Earnings per common share - assuming dilution         $.24        $.18         $.28           $.32
Earnings per common share - basic                     $.25        $.18         $.28           $.32

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING  AND FINANCIAL DISCLOSURE

     No independent certified public accountant of the Company has resigned, indicated any intent to resign or been dismissed as the independent certified public accountant of the Company during the three fiscal years ended December 31, 1998 or subsequent thereto.


                              PART III


 ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to nominees for director of the Company is set forth under the caption "Election of Directors-Information Regarding Nominees for Director" in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 20, 1999. Such information is incorporated herein by reference. The definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the Company's fiscal year end. Information relating to the executive officers of the Company, pursuant to Instruction 3 of
Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10- K, is set forth at Part I, Item 4(A) of this report under the caption "Executive Officers of the Registrant." Such information is incorporated herein by reference.


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

             Balance Sheets as of December 31, 1998 and 1997

             Statements of Income for the years ended December 31, 1998, 1997 and 1996

             Statements of Changes in Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996.

             Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996.

             Notes to Financial Statements


         2.  Financial Statement Schedules

             Schedule II - Valuation and  Qualifying Accounts

         3.  Exhibits

     The following exhibits are filed with or incorporated by reference in this report. Where such filing is made by incorporation by reference to a previously filed registration statement or report, such registration statement or report is identified in parentheses. The Company will furnish any exhibit upon request to:
ADTRAN, Inc., Attn: Investor Relations, P. O. Box 140000, 901 Explorer Boulevard, Huntsville, Alabama 35814. There is a charge of $.50 per page to cover expenses for copying and mailing.




Exhibit
Number                       Description

3.1 Certificate of Incorporation, as amended (Exhibit 3.1 to the Company's Registration Statement on Form S-1, No.33-81062 (the "Form S-1 Registration Statement")).

3.2  Bylaws, as amended (Exhibit 3.2 to the Form S-1 Registration Statement).

10.1 Documents relative to the $50,000,000 Taxable Revenue Bond, Series 1995 (ADTRAN,Inc. Project)issued by the Alabama State Industrial Development Authority,consisting of the following (Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (the "1994 Form 10-K")):

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

10.4 Management Contracts and Compensation Plans:

     (a)  1996 Employees  Stock Incentive Plan (Exhibit 10.4 to 1995 Form 10-K).

     (b)  1995  Directors  Stock  Incentive  Plan (Exhibit 10.4 to 1995 Form
          10-K).

*23  Consent of  PricewaterhouseCoopers LLP

*24  Powers of Attorney

*27  Financial Data Schedule


(b)  Reports on Form 8-K.     None




*Filed herewith

                             SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 1999.

                                ADTRAN, Inc.
                                (Registrant)


                              By: /s/ John R. Cooper
                                   JOHN R. COOPER
                                   Vice President - Finance and
                                   Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 1999.

     Signature                     Title

/s/ Mark C.Smith                   Chairman of the Board, Chief
Mark C. Smith                      Executive Officer and Director

Howard A Thrailkill*               President, Chief Operating Officer
Howard A.Thrailkill                and Director

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

William L. Marks*                  Director
William L. Marks

Roy J. Nichols*                    Director
Roy J. Nichols

James L. North*                    Director
James L. North

/s/ John R. Cooper                 Vice President-Finance and
John R. Cooper                     Chief Financial Officer

*By: /s/Mark C. Smith
       Mark C Smith
       as Attorney in Fact

                           Report of Independent Accountants


To the Board of Directors
ADTRAN, Inc.

     Our audits of the financial statements of ADTRAN, Inc. referred to in our report dated January 14, 1999 appearing on page 24 of this Form 10-K also included an audit of the financial statement schedule listed in Item 14 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.


/s/ PricewaterhouseCoopers LLP
Birmingham, Alabama
January 14, 1999

                                              SCHEDULE II
                                    VALUATION AND QUALIFYING ACCOUNTS

                                          Balance at                                       Balance
                                          Beginning of                                    at end of
                                            Period       Additions        Deductions        Period
Year ended December 31, 1998

Allowance for Doubtful Accounts            $893,389      $275,025           $209,609       $958,805
Inventory Reserve                        $2,249,063    $1,277,237         $2,377,569     $1,148,731
Warranty Liability                       $1,435,259    $1,600,824         $1,516,138     $1,519,945


Year ended December 31, 1997

Allowance for Doubtful Accounts            $872,724      $254,366           $233,701       $893,389
Inventory Reserve                          $883,032    $1,366,031                        $2,249,063
Warranty Liability                       $1,026,156      $409,103                        $1,435,259


Year ended December 31, 1996

Allowance for Doubtful Accounts            $544,526      $430,789           $102,591      $ 872,724
Inventory Reserve                          $660,151      $222,881                         $ 883,032
Warranty Liability                         $523,027      $503,129                        $1,026,156

                              ADTRAN, INC.

                            INDEX OF EXHIBITS


Exhibit
Number                    Description

3.1 Certificate of Incorporation, as amended (Exhibit 3.1 to the Company's Registration Statement on Form S-1, No. 33-81062 (the "Form S-1 Registration Statement")).

3.2  Bylaws, as amended (Exhibit 3.2 to the Form S-1 Registration Statement).

10.1 Documents relative to the $50,000,000 Taxable Revenue Bond, Series 1995 (ADTRAN,Inc. Project) issued by the Alabama State Industrial Development Authority, consisting of the following (Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (the "1994 Form 10-K")):

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

10.4 Management Contracts and Compensation Plans:

     (a)  1996 Employees Stock Incentive Plan (Exhibit 10.4 to 1995 Form 10-K).

     (b)  1995 Directors Stock Incentive Plan (Exhibit 10.4 to 1995 Form 10-K).

*23   Consent of PricewaterhouseCoopers LLP

*24   Powers of Attorney

*27   Financial Data Schedule







*Filed herewith