Form 10-Q
period 1999-03-31
ADTRAN INC
filed 1999-05-14
CIK 926282

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.  20549
                           FORM 10-Q

      [X] Quarterly Report Pursuant to Section 13 or 15(d)
             of the Securities Exchange Act of 1934
         For the Quarterly Period Ended March 31, 1999

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

Class                                   Outstanding at April 30, 1999
Common Stock, $.01 Par Value                 39,412,479 shares

                          ADTRAN, INC.

                 Quarterly Report on Form 10-Q
             For the  Quarter Ended March 31, 1999

                       Table of Contents

Item                                                       Page
Number            PART I.  FINANCIAL INFORMATION           Number

1       Financial Statements (unaudited):

        Condensed  Balance Sheets as of   March  31,  1999
        and December 31, 1998 (audited)                      3


        Condensed  Statements  of  Income  for  the  three
        months ended March 31, 1999 and 1998                 4

        Condensed Statements of Cash Flows for the three
        months ended March 31, 1999 and 1998                 5

        Notes to Condensed Financial Statements              6

2       Management's Discussion and Analysis of  Financial
        Condition and Results of Operations                  9

                   PART II.  OTHER INFORMATION

6       Exhibits and Reports on Form 8-K                     14

                            SIGNATURE                        15


                    PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                             ADTRAN, INC.
                       CONDENSED BALANCE SHEETS

                               ASSETS
                                                March 31,         December 31,
                                                  1999                1998
Current assets:
     Cash and cash equivalents                $36,574,151        $ 10,009,320
     Short-term investments                    28,547,550          40,795,068
       Accounts receivable, less
       allowance for doubtful accounts
       of $862,002 and $958,805 in
       1999 and 1998, respectively             48,643,334          46,588,319
     Other receivables                            912,783             697,074
     Inventory                                 55,149,436          65,700,576
     Prepaid expenses                           1,826,747           1,354,366
     Deferred income taxes                      2,416,686           2,416,685
                                              -------------------------------
               Total current assets           174,070,687         167,561,408

Property, plant and equipment,less
       accumulated depreciation of
       $32,527,83 and $29,902,941 in
       1999 and 1998, respectively             85,872,913          78,894,317

Other assets                                      220,000             220,000
Long-term investments                          55,728,963          55,035,000
                                             --------------------------------
                                             $315,892,563        $301,710,725
                                             ================================

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                         $10,301,202         $10,980,097
     Accrued salaries                           2,956,443           1,828,462
     Accrued income taxes                       5,800,876           1,060,795
     Accrued taxes other than
         income taxes                             304,861             252,548
     Warranty liability                         1,519,945           1,519,945
     Compensated absences                       1,523,974           1,384,802
                                             --------------------------------
          Total current liabilities            22,407,301          17,026,649
Long term liabilities:
     Bonds payable                             50,000,000          50,000,000
     Deferred income taxes                      3,295,140           3,295,140
                                              -------------------------------
          Total liabilities                    75,702,441          70,321,789
                                              -------------------------------
Stockholders' equity:
      Common stock, par value $.01
          per share 200,000,000 shares
          authorized: 39,430,279 and
          39,423,479 shares issued in
          1999 and 1998, respectively             394,303              394,235
     Additional paid-in capital                90,649,817           90,640,451
     Retained earnings                        172,680,799          163,570,297
        Less treasury stock at cost:
        1,120,081 and 1,100,081 shares
        in 1999 and 1998, respectively        (23,534,797)         (23,216,047)
                                             ----------------------------------
     Total stockholders' equity               240,190,122          231,388,936
                                             ---------------------------------
                                             $315,892,563         $301,710,725
                                             =================================

        See notes to condensed financial statements



                                ADTRAN, INC.
                      CONDENSED STATEMENTS OF INCOME
                                Audited

                                                          Three Months
                                                             Ended
                                                           March 31,
                                                      1999             1998
Sales                                             $77,162,648     $65,327,234
Cost of sales                                      37,668,543      29,408,537
                                                  ---------------------------
          Gross profit                             39,494,105      35,918,697


Selling, general and administrative expenses       16,594,352      13,257,590
Research and development expenses                   9,673,687       8,378,356
                                                  ---------------------------
          Income from operations                   13,226,066      14,282,751

Interest expense                                     (570,000)       (534,428)
Other income, net                                   1,043,938       1,354,961
                                                 ----------------------------
Income before income taxes                         13,700,004      15,103,284
Provision for income taxes                         (4,589,501)     (5,210,633)
                                                 ----------------------------
          Net income                              $ 9,110,503     $ 9,892,651
                                                 ============================
Weighted  average shares outstanding
assuming dilution (1)                              38,447,082      39,538,761
                                                 ============================
Earnings  per common share  assuming
dilution (1)........                              $       .24     $       .25
                                                 ============================
Earnings per common  share - basic                $       .24     $       .25
                                                 ============================




(1) Assumes exercise of dilutive stock options calculated under the treasury stock method.













            See notes to condensed financial statements


                           ADTRAN, INC.
                CONDENSED STATEMENTS OF CASH FLOWS
                             Unaudited
                                                    Three Months Ended
                                                        March 31,
                                                     1999          1998
Cash flows from operating activities:
     Net income                                  $9,110,503     $9,892,651
     Adjustments to reconcile net income to
      net cash provided by operating
      activities:
        Depreciation                              2,624,898      1,963,469
        Gain on sale of property, plant
          and equipment                                   0           (667)
        Loss on short-term investments               37,050              0
        Change in operating assets:
             Accounts receivable                 (2,055,016)     3,357,074
             Inventory                           10,551,140        365,725
             Other receivables                     (215,709)      (441,851)
             Prepaid expenses                      (472,382)      (890,830)
        Change in operating lieabilities:
             Accounts payable                      (678,894)       473,478
             Accrued salaries                     1,127,980       (174,691)
             Accrued income taxes                 4,740,081      2,697,849
             Accrued taxes other than
               income taxes                          52,313         70,133
             Compensated absences                   139,172        180,746
                                                 -------------------------
      Net cash provided by operating activities  24,961,136     17,493,086
                                                --------------------------
Cash flows from investing activities:
      Expenditures for property, plant
         and equipment                           (9,603,494)    (3,832,319)
      Proceeds from the disposition of
         property, plant and                              0         10,000
        equipment
      Redemption (Purchase) of short-term
        investments                              12,210,468    (25,590,483)
      Purchase of long-term investments            (693,963)    (5,035,000)
                                                ---------------------------
      Net cash provided by (used in)
        investing activitie                       1,913,011    (34,447,802)
                                                ----------------------------
Cash flows from financing activities:
      Proceeds from issuance of common stock          9,434         22,091
      Purchase of treasury stock                   (318,750)             0
                                                --------------------------
      Net cash (used in) provided by
        financing activities                       (309,316)        22,091
                                                --------------------------


      Net increase (decrease) in cash             26,564,831   (16,932,625)
        and cash equivalents

Cash and cash equivalents, beginning              10,009,320    45,340,961
   of period                                     -------------------------
Cash and cash equivalents, end of period         $36,574,151   $28,408,336
                                                 =========================









                See notes to condensed financial statements.

                          ADTRAN, INC.
            NOTES TO CONDENSED FINANCIAL STATEMENTS
                          (Unaudited)



1. BASIS OF PRESENTATION

     The interim condensed balance sheet of ADTRAN, Inc. (the "Company") at December 31, 1998 has been derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The accompanying unaudited condensed financial statements of the Company have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and notes required by generally accepted accounting principles for complete financial statements are not included herein. In the opinion of management, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected to occur for the year ending December 31, 1999. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 1


2. INVENTORY

     At March 31, 1999 and December 31, 1998, inventory consisted of the following:
                                        March 31,            December 31,
                                          1999                  1998

Raw materials                         $30,201,434            $39,787,631
Work in progress                       10,391,538              7,935,771
Finished goods                         14,556,464             17,977,174
                                      -----------            -----------
                                      $55,149,436            $65,700,576




3.   RECENT ACCOUNTING DEVELOPMENTS

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires all derivatives to be measured at fair value and recognized as either assets or liabilities on the balance sheet. Changes in such fair value are required to be recognized immediately in net income to the extent the derivatives are not effective as hedges. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 and is effective for interim periods in the initial year of adoption. The Company does not currently hold any derivative financial instruments.

4.    EARNINGS PER SHARE

     A summary of the calculation of basic and diluted earnings per share for the three months ended March 31, 1999 and 1998 is as follows:

                                          For the Three Months Ended
                                                March 31, 1999

                                           Income       Shares       Per-Share
                                        (Numerator)  (Denominator)     Amount


BASIC EPS
Income available to common
stockholders                             $9,110,503    38,326,332      $0.24

EFFECT OF DILUTIVE SECURITIES
Stock Options                                             120,750

DILUTED EPS
Income available to common
conversions + assumed
conversions                               $9,110,503   38,447,082      $0.24



                                         For the Three Months Ended
                                                March 31, 1998

                                         Income       Shares       Per-Share
                                       (Numerator)  (Denominator)     Amount

BASIC EPS
Income available to common
stockholders                            $9,892,651    39,301,337      $.25

EFFECT OF DILUTIVE SECURITIES
Stock Options                                            237,424

DILUTED EPS
Income available to common
stockholders + assumed
conversions                             $9,892,651    39,538,761      $.25

5.   SEGMENT INFORMATION

     The Company operates two reportable segments - (1) the Carrier Network Division (formerly Telco) and (2) the Enterprise Network Division (formerly
CPE). The Company evaluates the performance of its segments based on gross profit; therefore, selling, general and administrative costs, as well as research and development, interest income/expense, and the provision for taxes are reported on an entity wide basis only. There are no intersegment revenues.

     The table below presents information about the reported sales and gross profit of the Company for the three months ended March 31, 1999 and 1998. Asset information by reportable segment is not reported, since the Company does not produce such information internally.

                                     First Quarter              First Quarter
                                          1999                      1998

                                    Sales    Gross             Sales    Gross
                                             Profit                     Profit
     (in thousands)
     Carrier Network                $47,652  $24,407         $40,696   $22,378
     Enterprise Network              29,511   15,087          24,631    13,541
                                   -------------------------------------------
    Total                           $77,163  $39,494         $65,327   $35,919



     The following table presents sales information by geographic area for the quarters ended March 31:

 Sales (in thousands)                      First            First
                                          Quarter          Quarter
                                           1999              1998


 United States                           $74,656          $60,954
 Foreign                                   2,507            4,373
                                         -------------------------
                                         $77,163          $65,327

Item 2.    MANAGEMENT'S  DISCUSSION  AND  ANALYSIS   OF   FINANCIAL
      CONDITION AND RESULTS OF OPERATIONS

Overview

     ADTRAN, Inc. (the "Company") designs, develops, manufactures, markets and services a broad range of high speed digital transmission products utilized by telephone companies ("Telcos") and corporate end-users to implement advanced digital data services over existing telephone networks. The Company currently sells its products to Telcos (including all of the Regional Bell Operating Companies), what is now referred to by the Company as the Carrier Network Division, and to private end-users in the Enterprise Network Division (formerly known as the Customer Premises Equipment or CPE market).

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998


SALES

     The Company's sales increased 18.1% from $65,327,234 in the three months ended March 31, 1998 to $77,162,648 in the three months ended March 31, 1999. The increased sales resulted from an increase in sales volume to existing customers and from increased market penetration. Carrier Network (formerly known as Telco) sales increased from $40,696,014 in the three months ended March 31, 1998 to $47,651,669 in the three months ended March 31, 1999. The increase in Carrier Network sales in the 1999 period resulted primarily from increased sales of High bit-rate Digital Subscriber Line ("HDSL") products and Integrated
Services Digital Network ("ISDN") products. Carrier Network sales as a percentage of total sales decreased from 62.3% in the three months ended March 31, 1998 to 61.8% in the three months ended March 31, 1999. Sales of Enterprise Network (formerly known as CPE) products increased 19.8% from $24,631,220 in the three months ended March 31, 1998 to $29,510,979 in the three months ended March 31, 1999, as a result of increased sales of "T-1" products, (a digital transmission link with a capacity of 1.544 megabits per second used predominantly in North America). As a percentage of total sales, Enterprise Network sales increased from 37.7% in the three months ended March 31, 1998 to 38.2% in the three months ended March 31, 1999. The financial effect of the increase in overall unit volume was offset somewhat by lower unit selling prices for many of the Company's products.


COST OF SALES

     Cost of sales increased 28.1% from $29,408,537 in the three months ended March 31, 1998 to $37,668,543 in the three months ended March 31, 1999, due primarily to the increased sales mix and volume of the more expensive HDSL products. As a percentage of sales, cost of sales increased from 45.0%in the three months ended March 31, 1998 to 48.8% in the three months ended March 31, 1999. Carrier Network cost of sales increased 26.9% from $18,318,666 in the three months ended March 31, 1998 to $23,244,312 in the three months ended March 31, 1999. Carrier Network cost of sales as a percentage of Carrier Network sales increased from 45.0% in the three months ended March 31, 1998 to 48.8% in the three months ended March 31, 1999. Enterprise Network cost of sales increased slightly from $11,089,871 in the three months ended March 31, 1998 to $14,424,231 in the three months ended March 31, 1999. Enterprise Network cost of sales as a percentage of Enterprise Network sales increased from 45.0% in the three months ended March 31, 1998 to 48.9% in the three months ended March 31, 1999. An important part of the Company's strategy is to reduce the product cost of each succeeding product generation and then to lower the product's price based on the cost savings achieved. This strategy sometimes results in variations in the Company's gross profit margin due to timing differences between the recognition of cost reductions and the lowering of product selling prices. In view of the rapid pace of new product introductions by the Company, this strategy may result in variations in gross profit margins that, for any particular financial period, can be difficult to predict.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased 25.2% from $13,257,590 in the three months ended March 31, 1998 to $16,594,352 in the three months ended March 31, 1999. The increase was due to additional sales and support expenditures necessary as a result of the Company's expanded sales base. Selling, general and administrative expenses as a percentage of sales increased from 20.3% in the three months ended March 31, 1998 to 21.5% in the three months ended March 31, 1999.


RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses increased 15.5% from $8,378,356 in the three months ended March 31, 1998 to $9,673,687 in the three months ended March 31, 1999. The increase was due to increased investment in product development and cost reduction through engineering. As a percentage of sales, research and development expenses decreased from 12.8% in the three months ended March 31, 1998 to 12.5% in the three months ended March 31, 1999. The Company will continue to invest in these product development activities because they are necessary to position the Company to accumulate market share and maintain growth over the longer term.


INTEREST EXPENSE

     Interest expense increased 6.7% from $534,428 in the three months ended March 31, 1998 to $570,000 in the three months ended March 31, 1999. See "Liquidity and Capital Resources" below.


NET INCOME

     As a result of the above factors, net income decreased slightly from $9,892,651 in the three months ended March 31, 1998 to $9,110,503 in the three months ended March 31, 1999. As a percentage of sales, net income decreased from 15.1% in the three months ended March 31, 1998 to 11.8% in the three months ended March 31, 1999.



LIQUIDITY AND CAPITAL RESOURCES

     The Company is continuing a project to expand its facilities in Huntsville in several phases over the next two years at a cost of approximately $150,000,000, of which $57,428,780 had been incurred as of March 31, 1999. The debt associated with $50,000,000 of this project was approved for participation in an incentive program offered by the Alabama State Industrial Development Authority (the "Authority") under which the Authority issued $50,000,000 of its taxable revenue bonds (the "Amended and Restated Bond"), pursuant to such program and loaned the proceeds from the sale of the Amended and Restated Bond to the Company. The Company will make payments to the Authority in amounts necessary to pay the principal of and interest on the Amended and Restated Bond, which matures on January 1, 2020.

     The Company's working capital position increased slightly from $150,534,759 as of December 31, 1998 to $151,663,386 as of March 31, 1999 due to cash generated from operations. The Company has used, and expects to continue to use, the cash generated from operations for working capital and other general corporate purposes, including (i) product development activities to enhance its existing products and develop new products and (ii) expansion of sales and marketing activities. Inventory decreased 16% from December 31, 1998 to March 31, 1999. This decrease was attributable to the increased shipments of existing stock, planned for and built up in 1998.

     On March 31, 1997, the Board of Directors authorized the Company to re-purchase up to 1,000,000 shares of the Company's outstanding common stock. In October 1998, the Board approved the re-purchase of an additional 2,000,000 shares. As of March 31, 1999, the Company had re-purchased 1,120,081 shares of its common stock at a total cost of $23,534,797.

     Capital expenditures totaling $23,095,854 for the year ended December 31, 1998 and $9,603,494 in the first three months of 1999 were used to expand the Company's headquarters and to purchase equipment.

     At March 31, 1999, the Company's cash on hand of $36,574,151, short- term investments of $28,547,550 and $10,000,000 available under a bank line of credit placed the Company's potential cash availability at $75,121,701, of which a portion is being used to expand the Company's facilities under the incentive program described above. The Company's $10,000,000 bank line of credit bears interest at the rate of 87.5 basis points over the 30 day London inter-bank offered rate. The Company intends to renew its $10,000,000 bank line of credit upon expiration in May 2000.

     The Company intends to finance its operations in the future with cash flow from operations, amounts available under the bank line of credit, borrowed taxable revenue bond proceeds, and possible additional public financings. These available sources of funds are expected to be adequate to meet the Company's operating and capital needs for the foreseeable future.


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

     In July of 1998, the Company completed the implementation of new business software and hardware which the Company believes is year 2000 compliant. The Company upgraded some secondary systems which were identified with minor year 2000 issues. Likewise, testing and year 2000 simulations were performed on all Company systems to verify date processing capabilities. As of March 31, 1999 all critical systems have been tested and are believed to be year 2000 compliant.

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

     As of March 31, 1999 the Company had spent approximately $140,000 for year 2000 compliance. The Company anticipates spending an additional $40,000 during 1999. The Company does not separately track these internal costs incurred for the Y2K project. However, this cost consisted primarily of the related payroll costs of its information systems group.

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

      (a)  The following exhibits are being filed with this report.
           None

      (b)  Reports on Form 8-K.  None

                              SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         ADTRAN, INC.
                                        --------------
                                         (Registrant)



Date:  May 14,  1999         /s/ John R. Cooper
                                 ---------------------------
                                 John R. Cooper
                                 Vice President - Finance and
                                 Chief Financial Officer