Form 10-Q
period 1999-06-30
ADTRAN INC
filed 1999-08-16
CIK 926282

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549
                                   FORM 10-Q

             [X] Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                 For the Quarterly Period Ended June 30, 1999

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

                                 _______________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    x     No ______
                                        -------

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date:

             Class                               Outstanding at July 31, 1999
------------------------------                   ----------------------------

Common Stock, $.01 Par Value                             39,425,854.00

                                 ADTRAN, INC.

                         Quarterly Report on Form 10-Q
                     For the  Quarter Ended June 30, 1999

                               Table of Contents
                               -----------------

 Item                                                                                   Page
Number                          PART I.  FINANCIAL INFORMATION                         Number
------                                                                                 ------
1              Financial Statements (unaudited):                                          3

               Condensed Balance Sheets as of  June 30, 1999 and
               December 31, 1998 (audited)                                                3

               Condensed Statements of Income for the three months
               and six months ended June 30, 1999 and 1998                                4

               Condensed Statements of Cash Flows for the six
               months ended June 30, 1999 and 1998                                        5

               Notes to Condensed Financial Statements                                    6

2              Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                 10

                                  PART II.  OTHER INFORMATION

4              Submission of Matters to a Vote of Security Holders                       15

6              Exhibits and Reports on Form 8-K                                          16

                                                  SIGNATURE                              17

                        PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                                 ADTRAN, INC.
                           CONDENSED BALANCE SHEETS

                                                      ASSETS
                                                                               June 30,                 December 31,
                                                                                 1999                       1998
                                                                                 ----                       ----
                                                                              (Unaudited)

Current assets:
     Cash and cash equivalents..................................              $ 37,599,951                $ 10,009,320
     Short-term investments.....................................                24,132,108                  40,795,068
     Accounts receivable, less allowance for
        doubtful accounts of  $838,050 and $958,805
        in 1999 and 1998 respectively...........................                61,247,914                  46,588,319
     Other receivables..........................................                 1,476,173                     697,074
     Inventory..................................................                55,448,469                  65,700,576
     Prepaid expenses...........................................                 1,517,850                   1,354,366
     Deferred income taxes......................................                 2,416,685                   2,416,685
                                                                              ------------                ------------
               Total current assets.............................               183,839,150                 167,561,408

Property, plant and equipment, less accumulated
     depreciation of $35,124,070  and $29,902,941
     in 1999 and 1998, respectively.............................                93,193,507                  78,894,317
Other assets....................................................                   220,000                     220,000
Long-term investments...........................................                55,734,945                  55,035,000
                                                                              ------------                ------------
                                                                              $332,987,602                $301,710,725
                                                                              ============                ============

                                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable...........................................              $ 17,928,560                $ 10,980,097
     Accrued salaries...........................................                 4,502,326                   1,828,462
     Accrued income taxes.......................................                 2,710,999                   1,060,795
     Accrued taxes other than income taxes......................                   477,605                     252,548
     Warranty liability.........................................                 1,519,945                   1,519,945
     Compensated absences.......................................                 1,594,900                   1,384,802
                                                                              ------------                ------------
           Total current liabilities............................                28,734,335                  17,026,649
Long term liabilities:
     Bonds payable..............................................                50,000,000                  50,000,000
     Deferred income taxes......................................                 3,295,140                   3,295,140
                                                                              ------------                ------------
          Total liabilities.....................................                82,029,475                  70,321,789
                                                                              ------------                ------------

Stockholders' equity:
     Common stock, par value $.01 per share
        200,000,000 shares authorized: 39,440,929 and
        39,423,479  shares issued in 1999 and 1998, respectively                   394,409                     394,235
     Additional paid-in capital.................................                90,701,484                  90,640,451
     Retained earnings..........................................               183,397,031                 163,570,297
     Treasury stock at cost: 1,120,081 and 1,100,081 shares
        in 1999 and 1998, respectively..........................               (23,534,797)                (23,216,047)
                                                                              ------------                ------------
     Total stockholders' equity.................................               250,958,127                 231,388,936
                                                                              ------------                ------------
                                                                              $332,987,602                $301,710,725
                                                                              ============                ============

                  See notes to condensed financial statements

                                 ADTRAN, INC.
                        CONDENSED STATEMENTS OF INCOME

                                   Unaudited


                                                                  Three Months Ended                     Six Months Ended
                                                                        June 30,                             June 30,
                                                                1999                 1998              1999            1998

Sales................................................        $88,506,872          $71,155,452    $165,669,520    $136,482,686
Cost of sales........................................         45,151,016           32,205,894      82,635,552      61,614,431
                                                             -----------          -----------    ------------    ------------

          Gross profit...............................         43,355,856           38,949,558      83,033,968      74,868,255

Selling, general and administrative expenses.........         17,463,138           15,064,329      34,218,521      28,321,919
Research and development expenses....................         10,362,428            9,443,911      20,059,091      17,822,267
                                                             -----------          -----------    ------------    ------------

          Income from operations.....................         15,530,290           14,441,318      28,756,356      28,724,069

Interest expense.....................................           (576,333)            (576,333)     (1,146,333)     (1,110,761)
Other income, net....................................          1,160,678            1,506,073       2,204,616       2,861,033
                                                             -----------          -----------    ------------    ------------

Income before income taxes...........................         16,114,635           15,371,058      29,814,639      30,474,341
Provision for income taxes...........................         (5,398,403)          (5,226,160)     (9,987,904)    (10,436,792)
                                                             -----------          -----------    ------------    ------------


          Net income.................................        $10,716,232          $10,144,898    $ 19,826,735    $ 20,037,549
                                                             ===========          ===========    ============    ============

Weighted average shares outstanding assuming
 dilution (1)........................................         38,552,383           39,431,601      38,482,792      39,500,980
                                                             ===========          ===========    ============    ============

Earnings per common share assuming dilution (1)......        $       .28          $       .26    $        .51    $        .51
                                                             ===========          ===========    ============    ============

Earnings per common  share - basic...................        $       .28          $       .26    $        .52    $        .51
                                                             ===========          ===========    ============    ============


(1) Assumes exercise of dilutive stock options calculated under the treasury stock method.




                  See notes to condensed financial statements

                                   ADTRAN, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   Unaudited

                                                                                      Six Months Ended
                                                                                          June 30,
                                                                              1999                      1998
                                                                              ----                      ----
Cash flows from operating activities:
     Net income...................................................          $ 19,826,735                 $ 20,037,549
     Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation..............................................             5,246,222                    4,054,508
        (Gain) loss on sale of property, plant and equipment......                (5,000)                           0
        (Gain) loss on short-term investments.....................                37,050                            0
        Change in operating assets:
             Accounts receivable..................................           (14,659,595)                   3,950,059
             Inventory............................................            10,252,107                   (2,453,638)
             Other receivables....................................              (780,768)                    (770,618)
             Prepaid expenses.....................................              (163,484)                    (800,921)
        Change in operating liabilities:
             Accounts payable.....................................             6,948,463                    2,782,944
             Accrued salaries.....................................             2,673,864                      952,186
             Accrued income taxes.................................             1,650,204                   (2,284,981)
             Accrued taxes other than income taxes................               225,057                       79,404
             Compensated absences.................................               210,098                      266,638
                                                                            ------------                 ------------

     Net cash provided by operating activities....................            31,460,953                   25,813,130
                                                                            ------------                 ------------

Cash flows from investing activities:
     Expenditures for property, plant and equipment...............           (19,543,744)                  (8,285,971)
     Proceeds from the disposition of property, plant and
        equipment.................................................                 5,000                       10,000
     Redemption (purchase) of short-term investments..............            16,625,910                  (25,590,483)
     Purchase of long-term investments............................              (699,945)                  (5,035,000)
                                                                            ------------                 ------------

     Net cash used in investing activities........................            (3,612,779)                 (38,901,454)
                                                                            ------------                 ------------

Cash flows from financing activities:
     Proceeds from issuance of common stock.......................                61,207                       38,925
     Purchase of treasury stock...................................              (318,750)                  (6,752,125)
                                                                            ------------                 ------------

     Net cash used in financing activities........................              (257,543)                  (6,713,200)
                                                                            ------------                 ------------

     Net increase (decrease) in cash and cash equivalents.........            27,590,631                  (19,801,524)

Cash and cash equivalents, beginning of period....................            10,009,320                   45,340,961
                                                                            ------------                 ------------
Cash and cash equivalents, end of period..........................          $ 37,599,951                 $ 25,539,437
                                                                            ============                 ============

                  See notes to condensed financial statements

                                 ADTRAN, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)


1. BASIS OF PRESENTATION

The interim condensed balance sheet of ADTRAN, Inc. (the "Company") at December 31, 1998 has been derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The accompanying unaudited condensed financial statements of the Company have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and notes required by generally accepted accounting principles for complete financial statements are not included herein. In the opinion of management, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected to occur for the year ending December 31, 1999. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K.

2. INVENTORY

At June 30, 1999 and December 31, 1998, inventory consisted of the following:

                                             June 30,          December 31,
                                               1999               1998
                                               ----               ----
Raw materials                              $36,477,821         $39,787,631
Work in progress                             3,583,551           7,935,771
Finished goods                              15,387,097          17,977,174
                                           -----------         -----------
                                           $55,448,469         $65,700,576
                                           ===========         ===========

3.   RECENT ACCOUNTING DEVELOPMENTS

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires all derivatives to be measured at fair value and recognized as either assets or liabilities on the balance sheet. Changes in such fair value are required to be recognized immediately in net income to the extent the derivatives are not effective as hedges. SFAS No. 133 is effective for Adtran, Inc. beginning January 1, 2001. The Company does not currently hold any derivative financial instruments.

4.  EARNINGS PER SHARE

A summary of the calculation of basic and diluted earnings per share for the three months and six months ended June 30, 1999 and 1998 is as follows:

                                                           For the Three Months Ended June 30, 1999
                                                           ----------------------------------------
                                                      Income                Shares               Per-Share
                                                    (Numerator)          (Denominator)            Amount
Basic EPS
Income available to common stockholders                $10,716,232            38,314,483           $0.28

Effect of Dilutive Securities
Stock Options                                                    0               237,900

Diluted EPS
Income available to common stockholders
  + assumed conversions                                $10,716,232            38,552,383           $0.28

                                                           For the Six Months Ended June 30, 1999
                                                           --------------------------------------
                                                      Income                Shares               Per-Share
                                                    (Numerator)          (Denominator)            Amount
Basic EPS
Income available to common stockholders                $19,826,735            38,320,374            $.52

Effect of Dilutive Securities
Stock Options                                                    0               162,418

Diluted EPS
Income available to common stockholders
  + assumed conversions                                $19,826,735            38,482,792            $.51

                                                            For the Three  Months Ended June 30, 1998
                                                            -----------------------------------------
                                                      Income                Shares               Per-Share
                                                    (Numerator)          (Denominator)            Amount
Basic EPS
Income available to common stockholders                $10,144,898            39,284,750           $0.26

Effect of Dilutive Securities
Stock Options                                                                    146,852

Diluted EPS
Income available to common stockholders
  + assumed conversions                                $10,144,898            39,431,601           $0.26

                                                              For the Six Months Ended June 30, 1998
                                                              --------------------------------------

                                                      Income                Shares               Per-Share
                                                    (Numerator)          (Denominator)            Amount
Basic EPS
Income available to common stockholders                $20,037,549            39,306,033           $0.51

Effect of Dilutive Securities
Stock Options                                                                    194,947

Diluted EPS
Income available to common stockholders
  + assumed conversions                                $20,037,549            39,500,980           $0.51

5. SEGMENT INFORMATION

The Company operates two reportable segments - (1) the Carrier Network Division (formerly Telco) and (2) the Enterprise Network Division (formerly Customer Premise Equipment "CPE"). The Company evaluates the performance of its segments based on gross profit; therefore, selling, general and administrative expenses, as well as research and development expenses, interest income/expense, and the provision for taxes are reported on an entity wide basis only. There are no intersegment revenues.

The table below presents information about the reported sales and gross profit of the Company for the three months and six months ended june 30, 1999 and 1998. Asset information by reportable segment is not reported, since the Company does not produce such information internally.

                                          Three Months Ended                               Six Months Ended
                                            June 30, 1999                                   June 30, 1999

                                   Sales                Gross Profit                 Sales            Gross Profit
                    ----------------------------------------------------------------------------------------------
Carrier Network                  $56,624,433             $27,704,392              $104,276,102         $52,228,366
Enterprise Network                31,882,439              15,651,464                61,393,418          30,805,602
                    ----------------------------------------------------------------------------------------------
     Total                       $88,506,872             $43,355,856              $165,669,520         $83,033,968

                                        Three Months Ended                               Six Months Ended
                                          June 30, 1998                                    June 30, 1998

                                   Sales                Gross Profit                 Sales            Gross Profit
                    ----------------------------------------------------------------------------------------------
Carrier Network                  $39,681,156             $21,733,853              $ 80,377,170         $44,097,402
Enterprise Network                31,474,296              17,251,705                56,105,516          30,770,853
                    ----------------------------------------------------------------------------------------------
    Total                        $71,155,452             $38,949,558              $136,482,686         $74,868,255

The following table presents sales information by geographic area for the three months and six months ended June 30, 1999 and 1998.

Sales                             Three Months Ended                               Six Months Ended
                         June 30, 1999           June 30, 1998           June 30, 1999           June 30, 1998
                    ------------------------------------------------------------------------------------------------
United States             $85,364,394             $69,280,207            $161,087,975            $130,723,738
Foreign                     2,692,478               1,875,245               4,581,545               5,758,948
                    ------------------------------------------------------------------------------------------------
    Total                 $88,506,872             $71,155,452            $165,669,520            $136,482,686

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

Overview

ADTRAN, Inc. (the "Company") designs, develops, manufactures, markets and services a broad range of high speed digital transmission products utilized by telephone companies ("Telcos") and corporate end-users to implement advanced digital data services over existing telephone networks. The Company currently sells its products to Telcos including all Regional Bell Operating Companies, (what is now referred to by the Company as the Carrier Network Division), and to private end-users in the Enterprise Network Division (formerly known as the Customer Premises Equipment or CPE market).

The Company's sales have increased each year due primarily to increases in the number of units sold to both new and existing customers. These annual sales increases reflect the Company's strategy of increasing unit volume and market share through the introduction of succeeding generations of products having lower selling prices and increased functionality as compared to the prior generation of a product and to the products of competitors. An important part of the Company's strategy is to engineer the reduction of the product cost of each succeeding product generation and then to lower the product's price based on the cost savings achieved. As a part of this strategy, the Company seeks in most instances to be a low-cost, high-quality provider of products in its markets. The Company's success to date is attributable in large measure to its ability to initially design its products with a view to their subsequent re-design, allowing efficient enhancements of the product in each succeeding product generation. This strategy enables the Company to sell succeeding generations of products to existing customers while increasing its market share by selling these enhanced products to new customers.

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

RESULTS OF OPERATIONS - THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998

SALES
The Company's sales increased 24.4% from $71,155,452 in the three months ended June 30, 1998 to $88,506,872 in the three months ended June 30, 1999. Sales increased 21.4% from $136,482,686 in the six months ended June 30, 1998 to $165,669,520 in the six months ended June 30, 1999. The increased sales resulted from an increase in sales volume to existing customers and from increased market penetration. The financial effect of the increase in overall unit volume was offset somewhat by lower unit selling prices for many of the Company's products. Carrier Network sales increased from $39,681,156 in the three months ended June 30, 1998 to $56,624,433 in the three months ended June 30, 1999 and increased from $80,377,170 in the six months ended June 30, 1998
to $104,276,102   in the six months ended June 30, 1999. The increase in Carrier
Network sales for the 1999 period resulted primarily from increased sales of High bit-rate Digital Subscriber Line ("HDSL") products and Digital Data Services ("DDS") products. Carrier Network sales as a percentage of total sales increased from 55.8% in the three months ended June 30, 1998 to 64.0% in the three months ended June 30, 1999 and increased from 58.9% in the six months
ended June 30, 1998 to 62.9% in the six months ended June 30, 1999.   Enterprise
Network sales increased slightly from $31,474,296 in the three months ended June 30, 1998 to $31,882,439 in the three months ended June 30, 1999, as a result of increased sales of "T-1" products, (a digital transmission link with a capacity of 1.544 Megabits per second used predominantly in North America). Sales of Enterprise Network products increased 9.4% from $56,105,516 in the six months ended June 30,1998 to $61,393,418 in the six months ended June 30, 1999. As a percentage of sales, Enterprise Network sales decreased from 44.0% in the three months ended June 30, 1998 to 36.0% in the three months ended June 30, 1999 and decreased from 41.1% in the six months ended June 30, 1998 to 37.1% in the six months ended June 30, 1999.


COST OF SALES

Cost of sales increased 40.2% from $32,205,894 in the three months ended June 30, 1998 to $45,151,016 in the three months ended June 30, 1999 and increased 34.1% from $61,614,431 in the six months ended June 30, 1998 to $82,635,552 in the six months ended June 30, 1999. As a percentage of sales, cost of sales increased from 45.3% in the three months ended June 30, 1998 to 51.0% in the three months ended June 30, 1999 and increased from 45.1% in the six months ended June 30, 1998 to 49.9% in the six months ended June 30, 1999. Carrier Network cost of sales as a percentage of Carrier Network sales increased from 45.23% in the three months ended June 30, 1998 to 51.07% in the three months ended June 30, 1999. Enterprise Network cost of sales as a percentage of Enterprise Network sales, increased from 45.19% in the three months ended June 30, 1998 to 50.91% in the three months ended June 30, 1999. An important part of the Company's strategy is to reduce the product cost of each succeeding product generation and then to lower the product's price based on the cost savings achieved. This strategy sometimes results in variations in the Company's gross profit margin due to timing differences between the recognition of cost reductions and the lowering of product selling prices. In view of the rapid pace of new product introductions by the Company, this strategy may result in variations in gross profit margins that, for any particular financial period, can be difficult to predict.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased 16.0% from $15,064,329 in the three months ended June 30, 1998 to $17,463,138 in the three months ended June 30, 1999 and increased 20.8% from $28,321,919 in the six months ended June 30, 1998 to $34,218,521 in the six months ended June 30, 1999. The increase was due to additional sales and support expenditures necessary as a result of the Company's expanded sales base. Selling, general and administrative expenses as a percentage of sales decreased from 21.2% in the three months ended June 30, 1998 to 19.7% in the three months ended June 30, 1999 and remained essentially the same at 20.8% in the six months ended June 30, 1998 and 20.7% in the six months ended June 30, 1999. Sales and support organization expansion, which resulted in increased costs during the quarter, will continue because they are necessary to position the Company to accumulate market share and maintain growth over the longer term.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased 9.7% from $9,443,911 in the three months ended June 30, 1998 to $10,362,428 in the three months ended June 30, 1999 and increased 12.6% from $17,822,267 in the six months ended June 30, 1998 to $20,059,091 in the six months ended June 30, 1999. The increase was due to increased investment in product development and product cost reduction through engineering. As a percentage of sales, research and development expenses decreased from 13.3% in the three months ended June 30, 1998 to 11.7% in the three months ended June 30, 1999 and decreased from 13.1% in the six months ended June 30, 1998 to 12.1% in the six months ended June 30, 1999. The Company will continue to invest in these product development activities because they are necessary to position the Company to accumulate market share and maintain growth over the longer term.


INTEREST EXPENSE

Interest expense was $576,333 for both the three months ended June 30, 1998 and the three months ended June 30, 1999, but increased 3.2% from $1,110,761 in the six months ended June 30, 1998 to $1,146,333 in the six months ended June 30, 1999.


NET INCOME

As a result of the above factors, net income increased slightly from $10,144,898 in the three months ended June 30, 1998 to $10,716,232 in the three months ended June 30, 1999 and decreased from $20,037,549 in the six months ended June 30, 1998 to $19,826,735 in the six months ended June 30, 1999. As a percentage of sales, net income decreased from 14.3% in the three months ended June 30, 1998 to 12.1% in the three months ended June 30, 1999 and decreased from 14.7% in the six months ended June 30, 1998 to 12.0% in the six months ended June 30, 1999.



Liquidity and Capital Resources

The Company is continuing a project to expand its facilities in Huntsville in several phases over the next two years at a cost of approximately $150,000,000, of which $58,269,314 had been incurred as of June 30, 1999. The debt associated with $50,000,000 of this project was approved for participation in an incentive program offered by the Alabama State Industrial Development Authority (the "Authority") pursuant to the incentive program the Authority issued $50,000,000 of its taxable revenue bonds (the "Amended and Restated Bond"), and loaned the proceeds from the sale of the Amended and Restated Bond to the Company. The Company will make payments to the Authority in amounts necessary to pay the principal of and interest on the Amended and Restated Bond, which matures on January 1, 2020.

The Company's working capital position increased slightly from $150,534,759 as of December 31, 1998 to $155,104,816 as of June 30, 1999 due to cash generated from operations. The Company has used, and expects to continue to use, the cash generated from operations for working capital and other general corporate purposes, including (i) product development activities to enhance its existing products and develop new products and (ii) expansion of sales and marketing activities. Inventory decreased 18.5% from December 31, 1998 to June 30, 1999. This decrease was attributable to the increased shipments of existing stock, planned for and built up in 1998.

On March 31, 1997, the Board of Directors authorized the Company to re-purchase up to 1,000,000 shares of the Company's outstanding common stock. In October 1998, the Board approved the re-purchase of an additional 2,000,000 shares. As of June 30, 1999, the Company had re-purchased 1,120,081 shares of its common stock at a total cost of $23,534,797.

Capital expenditures totaling $23,095,854 for the year ended December 31, 1998 and $19,543,744 in the first six months of 1999 were used to expand the Company's headquarters and to purchase equipment.

At June 30, 1999, the Company's cash on hand of $37,599,951, short-term investments of $24,132,108 and $10,000,000 available under a bank line of credit placed the Company's potential cash availability at $71,732,059, of which a portion is being used to expand the Company's facilities under the incentive program described above. The Company's $10,000,000 bank line of credit bears interest at the rate of 87.5 basis points over the 30 day London inter-bank offered rate and expires in May 2000.

Accounts receivable for the Company increased from $46,588,319 as of December 31, 1998 to $61,247,914 as of June 30, 1999. The increase was due primarily to extended payment terms to major customers.

The Company intends to finance its operations in the future with cash flow from operations, amounts available under the bank line of credit, remaining borrowed taxable revenue bond proceeds, and possible additional public financings. These available sources of funds are expected to be adequate to meet the Company's operating and capital needs for the foreseeable future.


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

The Company has completed the inventory and assessment phases of its year 2000 program. The Company's operations are not dependent upon older legacy source code or mainframe computers as is often the case with systems with significant year 2000 issues. Therefore, there is little or no date-related code remediation or conversion necessary to maintain normal business activities. The primary remaining effort in the year 2000 program is to review and validate the conclusions reached by the Company's year 2000 assessment. The Company does not believe that costs associated with completing the year 2000 compliance program. with the year 2000 issue will result in a material expense to the Company.

In July of 1998, the Company completed the implementation of new business software and hardware which the Company believes is year 2000 compliant. The Company upgraded some secondary systems which were identified with minor year 2000 issues. Likewise, testing and year 2000 simulations were performed on all Company systems to verify date processing capabilities. As of June 30, 1999, all critical systems had been tested and are believed to be year 2000 compliant.

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

As of June 30, 1999 the Company had spent approximately $155,000 for year 2000 compliance. The Company anticipates spending an additional $30,000 during 1999. The Company does not separately track these internal costs incurred for the year
2000 issue.   However, this cost consisted primarily of the related payroll costs of its information systems group.

                          PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The 1999 Annual Meeting of Stockholders of the Company was held on April 20, 1999. Proxies with regard to the matters to be voted upon at the Annual Meeting were solicited under Regulation 14A of the Securities Exchange Act of 1934, as amended. Set forth below is a brief description of each matter voted upon at the Annual Meeting and the results of the voting on each such matter.

    (a) Election of each director named below to serve until the next Annual Meeting of Stockholders. There was no solicitation in opposition to any of the nominees listed in the proxy statement, and all of the nominees were elected.

Nominees                                                  Votes
--------                                    --------------------------------
                                                For                 Withheld
Mark C. Smith                                36,910,608              46,960
Lonnie S. McMillian                          36,889,733              67,835
Howard A. Thrailkill                         36,910,608              46,960
William J. Marks                             36,910,608              46,960
Roy J. Nichols                               36,889,933              67,635
James L. North                               36,502,108             455,460

    (b) Ratification of the appointment of PricewaterhouseCoopers LLP, (formerly Coopers & Lybrand L.L.P.) as independent accountants of the Company for 1999.

                                                          Votes
---------------------------------------------------------------------------------------------------------------
                   For                                   Against                            Abstain
---------------------------------------------------------------------------------------------------------------
               36,854,358                                101,110                             2,100

    (c) Approval of an amendment to the 1995 Directors' Stock Option Plan increasing the aggregate number of shares of Common Stock authorized for issuance under the plan from 70,000 to 200,000.

                                                          Votes
---------------------------------------------------------------------------------------------------------------
                   For                                   Against                            Abstain
---------------------------------------------------------------------------------------------------------------

               35,826,366                                353,329                             4,417

    (d)  Approval of an amendment to the 1995 Directors' Stock Option Plan which
         (a) increases the initial stock option grant to an incoming director from 5,000 to 10,000 shares of Common Stock and (b) increases the subsequent annual grants to a director from 2,000 to 5,000 shares of Common Stock.

                                                          Votes
---------------------------------------------------------------------------------------------------------------
                   For                                   Against                            Abstain
---------------------------------------------------------------------------------------------------------------
               36,713,938                                238,989                             4,641

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


                                 ADTRAN, INC.
                                 (Registrant)



Date:  August 14,  1999           /s/ John R. Cooper
                                 ------------------
                                  John R. Cooper
                                  Vice President - Finance and
                                  Chief Financial Officer