Form 10-Q
period 1999-09-30
ADTRAN INC
filed 1999-11-12
CIK 926282

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q

           [X] Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
               For the Quarterly Period Ended September 30, 1999

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

                                 ---------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  x   No
                                              ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date:

                Class                           Outstanding at October 31, 1999
    ----------------------------                -------------------------------
    Common Stock, $.01 Par Value                        39,475,864 shares

                                  ADTRAN, INC.

                          Quarterly Report on Form 10-Q
                    For the Quarter Ended September 30, 1999

                                Table of Contents
                                -----------------
Item                                                                      Page
Number                     PART I. FINANCIAL INFORMATION                 Number
------                                                                   ------
1    Financial Statements (unaudited):

     Condensed Balance Sheets as of  September 30, 1999 and
     December 31, 1998 (audited)                                           3

     Condensed Statements of Income for the three months
     and nine months ended September 30, 1999 and 1998                     4

     Condensed Statements of Cash Flows for the nine
     months ended September 30, 1999 and 1998                              5

     Notes to Condensed Financial Statements                               6

2    Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                            10

                           PART II. OTHER INFORMATION

6    Exhibits and Reports on Form 8-K                                     15



                                SIGNATURE                                 16

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
                                 ADTRAN, INC.
                           CONDENSED BALANCE SHEETS

                                                              ASSETS
                                                                                September 30,      December 31,
                                                                                   1999                1998
                                                                                ------------       ------------
                                                                                 (Unaudited)
Current assets:
     Cash and cash equivalents..............................................    $ 45,144,130       $ 10,009,320
     Short-term investments.................................................      15,157,431         40,795,068
     Accounts receivable, less allowance for
        doubtful accounts of $812,378 and $958,805
        in 1999 and 1998 respectively.......................................      63,920,727         46,588,319
     Other receivables......................................................       2,167,338            697,074
     Inventory..............................................................      61,860,145         65,700,576
     Prepaid expenses.......................................................       1,199,148          1,354,366
     Deferred income taxes..................................................       2,416,686          2,416,685
                                                                                ------------       ------------
               Total current assets.........................................     191,865,605        167,561,408

Property, plant and equipment, less accumulated
     depreciation of $37,771,372 and $29,902,941
     in 1999 and 1998, respectively.........................................      99,345,256         78,894,317
Other assets................................................................         220,000            220,000
Long-term investments.......................................................      55,575,079         55,035,000
                                                                                ------------       ------------
                                                                                $347,005,940       $301,710,725
                                                                                ============       ============

                                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable.......................................................    $ 14,055,758       $ 10,980,097
     Accrued salaries.......................................................       4,128,074          1,828,462
     Accrued income taxes...................................................       5,961,603          1,060,795
     Accrued taxes other than income taxes..................................         718,758            252,548
     Warranty liability.....................................................       1,519,945          1,519,945
     Compensated absences...................................................       1,578,961          1,384,802
                                                                                ------------       ------------
           Total current liabilities........................................      27,963,099         17,026,649
Long term liabilities:
     Bonds payable..........................................................      50,000,000         50,000,000
     Deferred income taxes..................................................       3,295,140          3,295,140
                                                                                ------------       ------------
          Total liabilities.................................................      81,258,239         70,321,789
                                                                                ------------       ------------
Stockholders' equity:
     Common stock, par value $.01 per share
        200,000,000 shares authorized: 39,469,794 and
        39,423,479 shares issued in 1999 and 1998, respectively.............         394,698            394,235
     Additional paid-in capital.............................................      91,342,728         90,640,451
     Retained earnings......................................................     197,547,220        163,570,297
        Less treasury stock at cost: 1,120,136 and 1,100,081
        shares in 1999 and 1998, respectively...............................     (23,536,945)       (23,216,047)
                                                                                ------------       ------------
     Total stockholders' equity.............................................     265,747,701        231,388,936
                                                                                ------------       ------------
                                                                                $347,005,940       $301,710,725
                                                                                ============       ============

                  See notes to condensed financial statements

                                 ADTRAN, INC.
                        CONDENSED STATEMENTS OF INCOME

                                   Unaudited

                                                                  Three Months Ended                      Nine Months Ended
                                                                     September 30,                          September 30,
                                                                  1999             1998                 1999             1998
Sales....................................................     $97,067,399       $77,043,635         $262,736,919     $213,526,321
Cost of sales............................................      46,604,689        34,734,064          129,485,356       96,364,654
                                                              -----------       -----------         ------------     ------------

          Gross profit...................................      50,462,710        42,309,571          133,251,563      117,161,667

Selling, general and administrative expenses.............      18,353,928        16,022,809           52,357,951       44,300,674
Research and development expenses........................      10,885,778         9,909,567           30,914,252       27,759,729
                                                              -----------       -----------         ------------     ------------

          Income from operations.........................      21,223,004        16,377,195           49,979,360       45,101,264

Interest expense.........................................        (582,667)         (582,667)          (1,729,000)      (1,693,428)
Other income, net........................................         913,630         1,426,290            3,118,245        4,287,323
                                                              -----------       -----------         ------------     ------------

Income before income taxes...............................      21,553,967        17,220,818           51,368,605       47,695,159
Provision for income taxes...............................      (7,403,779)       (5,779,562)         (17,391,682)     (16,216,354)
                                                              -----------       -----------         ------------     ------------

          Net income.....................................     $14,150,188       $11,441,256         $ 33,976,923     $ 31,478,805
                                                              ===========       ===========         ============     ============

Weighted average shares outstanding assuming
dilution (1).............................................      39,069,099        39,138,763           38,696,373       39,276,989
                                                              ===========       ===========         ============     ============

Earnings per common share assuming dilution (1)..........     $       .36       $       .29         $        .88     $        .80
                                                              ===========       ===========         ============     ============

Earnings per common share - basic.......................      $       .37       $       .29         $        .89     $        .81
                                                              ===========       ===========         ============     ============

(1) Assumes exercise of dilutive stock options calculated under the treasury stock method.



                  See notes to condensed financial statements

                                  ADTRAN, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                    Unaudited

                                                                         Nine Months Ended
                                                                           September 30,
                                                                      1999              1998
                                                                   -----------       -----------
Cash flows from operating activities:
     Net income.................................................   $33,976,923       $31,478,805
     Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation............................................     7,894,391         6,459,220
     Provisions for losses on accounts receivable...............        20,532           (98,110)
     Provisions for losses on inventory.........................     2,762,383         3,168,633
        (Gain) loss on sale of property, plant and equipment....        (5,000)
        (Gain) loss on short-term investments...................       277,227            32,810
        Change in operating assets:
             Accounts receivable................................   (17,352,940)       (7,255,628)
             Inventory..........................................     1,078,048       (24,455,323)
             Other receivables..................................    (1,472,804)         (423,658)
             Prepaid expenses...................................       155,218          (480,170)
        Change in operating liabilities:
             Accounts payable...................................     3,075,661         7,384,198
             Accrued salaries...................................     2,299,612           384,075
             Accrued income taxes...............................     4,900,808        (1,617,731)
             Accrued taxes other than income taxes..............       466,210             3,157
             Compensated absences...............................       194,159           340,763
             Warranty payable...................................                          75,000
                                                                   -----------       -----------
     Net cash provided by operating activities..................    38,270,428        14,996,041
                                                                   -----------       -----------
Cash flows from investing activities:
     Expenditures for property, plant and equipment.............   (28,342,791)      (14,526,334)
     Proceeds from the disposition of property, plant and
        equipment...............................................         5,000            10,000
     Redemption (Purchase) of short-term investments............    25,360,410       (18,952,583)
     Purchase of long-term investments..........................      (540,079)       (5,035,000)
                                                                   -----------       -----------
     Net cash used in investing activities......................    (3,517,460)      (38,503,917)
                                                                   -----------       -----------
Cash flows from financing activities:
     Proceeds from issuance of common stock.....................       702,740            38,925
     Purchase of treasury stock.................................      (320,898)       (8,762,625)
                                                                   -----------       -----------
     Net cash provided by(used in) financing activities.........       381,842        (8,723,700)
                                                                   -----------       -----------

     Net increase (decrease) in cash and cash equivalents.......    35,134,810       (32,231,576)

Cash and cash equivalents, beginning of period..................    10,009,320        45,340,961
                                                                   -----------       -----------
Cash and cash equivalents, end of period........................   $45,144,130       $13,109,385
                                                                   ===========       ===========


                  See notes to condensed financial statements

                                 ADTRAN, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)



1. BASIS OF PRESENTATION

The interim condensed balance sheet of ADTRAN, Inc. (the "Company") at December 31, 1998 has been derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The accompanying unaudited condensed financial statements of the Company have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and notes required by generally accepted accounting principles for complete financial statements are not included herein. In the opinion of management, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected to occur for the year ending December 31, 1999. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K.

Certain amounts in the 1998 condensed financial statements and notes there to have been reclassified to conform with the 1999 presentation.


2. INVENTORY

At September 30, 1999 and December 31, 1998, inventory consisted of the following:

                                           September 30,            December 31,
                                               1999                     1998
                                           -------------            ------------
Raw materials                               $33,939,328              $39,787,631
Work in progress                             15,174,726                7,935,771
Finished goods                               12,746,091               17,977,174
                                            -----------              -----------
                                            $61,860,145              $65,700,576
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

4. EARNINGS PER SHARE

A summary of the calculation of basic and diluted earnings per share for the three months and six months ended September 30, 1999 and 1998 is as follows:


                                                                For the Three Months Ended September 30, 1999
                                                                ---------------------------------------------
                                                              Income                Shares             Per-Share
                                                           (Numerator)          (Denominator)            Amount
Basic EPS
Income available to common stockholders                    $14,150,188           38,332,793               $0.37

Effect of Dilutive Securities
Stock Options                                                                       736,306

Diluted EPS
Income available to common stockholders
  + assumed conversions                                    $14,150,188           39,069,099               $0.36




                                                                For the Nine Months Ended September 30, 1999
                                                                --------------------------------------------
                                                              Income                Shares             Per-Share
                                                            (Numerator)          (Denominator)            Amount

Basic EPS
Income available to common stockholders                    $33,976,923           38,324,349               $.89

Effect of Dilutive Securities
Stock Options                                                                       372,024

Diluted EPS
Income available to common stockholders
  + assumed conversions                                    $33,976,923           38,696,373               $.88



                                                   For the Three Months Ended September 30, 1998
                                                   ---------------------------------------------
                                                 Income                Shares             Per-Share
                                              (Numerator)          (Denominator)            Amount
Basic EPS
Income available to common stockholders       $11,441,256           38,985,629             $0.29

Effect of Dilutive Securities
Stock Options                                                          153,134

Diluted EPS
Income available to common stockholders
  + assumed conversions                       $11,441,256           39,138,763             $0.29

                                                  For the Nine Months Ended September 30, 1998
                                                  --------------------------------------------

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

The table below presents information about the reported sales and gross profit of the Company for the three months and nine months ended September 30, 1999 and 1998. Asset information by reportable segment is not reported since the Company does not produce such information internally.

                                       Three Months Ended                                 Nine Months Ended
                                       September 30, 1999                                September 30, 1999
                                   Sales                Gross Profit                 Sales              Gross Profit
                           ----------------------- ----------------------- ------------------------- -------------------
Carrier Network                 $61,359,332             $28,859,624              $165,635,435            $76,206,569
Enterprise Network               35,708,067              21,603,086                97,101,484             57,044,994
                           ----------------------- ----------------------- ------------------------- ------------------
     Total                      $97,067,399             $50,462,710              $262,736,919           $133,251,563


                                      Three Months Ended                                  Nine Months Ended
                                      September 30, 1998                                  September 30, 1998

                                   Sales                Gross Profit                 Sales              Gross Profit
                           ----------------------- ----------------------- ------------------------- -------------------

Carrier Network                  $44,733,699             $23,227,954             $125,110,868           $65,095,022
Enterprise Network                32,309,936              19,081,617               88,415,453            52,066,645
                           ----------------------- ----------------------- ------------------------- -------------------
    Total                        $77,043,635             $42,309,571             $213,526,321          $117,161,667


The following table presents sales information by geographic area for the three months and nine months ended September 30, 1999 and 1998.

Sales                                 Three Months Ended                                  Nine Months Ended
                             September 30, 1999      September 30, 1998     September 30, 1999      September 30, 1998
                           ----------------------- ----------------------- ---------------------- -----------------------
United States                   $94,701,128             $74,931,625             $255,789,104            $205,655,363
Foreign                           2,366,271               2,112,010                6,947,815               7,870,958
                           ----------------------- ----------------------- ----------------------- -----------------------
    Total                       $97,067,399             $77,043,635             $262,736,919            $213,526,321


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

Overview

ADTRAN, Inc. (the "Company") designs, develops, manufactures, markets and services a broad range of high speed digital transmission products utilized by telephone companies ("Telcos") and corporate end-users to implement advanced digital data services over existing telephone networks. The Company currently sells its products to Telcos, including all Regional Bell Operating Companies (what is now referred to by the Company as the Carrier Network Division), and to private end-users in the Enterprise Network Division (formerly known as the Customer Premises Equipment or CPE market).

The Company's sales have increased each year due primarily to increases in the number of units sold to both new and existing customers. These annual sales increases reflect the Company's strategy of increasing unit volume and market share through the introduction of succeeding generations of products having lower selling prices and increased functionality as compared to the prior generation of a product and to the products of competitors. An important part of the Company's strategy is to engineer the reduction of the product cost of each succeeding product generation and then to lower the product's price based on the cost savings achieved. As a part of this strategy, the Company seeks in most instances to be a low-cost, high-quality provider of products in its markets. The Company attributes a large measure of its success to its ability to initially design products with a view to their subsequent re-design, allowing efficient enhancements of the product in each succeeding product generation. This strategy enables the Company to sell succeeding generations of products to existing customers while increasing its market share by selling these enhanced products to new customers.

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

Results of Operations - Three Months and NINE months Ended September 30, 1999 Compared to Three Months and NINE months Ended September 30, 1998

SALES
The Company's sales increased 26.0% from $77,043,635 in the three months ended September 30, 1998 to $97,067,399 in the three months ended September 30, 1999. Sales increased 23.0% from $213,526,321 in the nine months ended September 30, 1998 to $262,736,919 in the nine months ended September 30, 1999. The increased sales resulted from an increase in sales volume to existing customers and from increased market penetration. The financial effect of the increase in overall unit volume was offset somewhat by lower unit selling prices for many of the Company's products. Carrier Network sales increased from $44,733,699 in the three months ended September 30, 1998 to $61,359,332 in the three months ended September 30, 1999 and increased from $125,110,868 in the nine months ended September 30, 1998 to $165,635,435 in the nine months ended September 30, 1999. The increase in Carrier Network sales for the 1999 period resulted primarily from increased sales of High bit-rate Digital Subscriber Line ("HDSL") products. Carrier Network sales as a percentage of total sales increased from 58.1% in the three months ended September 30, 1998 to 63.2% in the three months ended September 30, 1999 and increased from 58.6% in the nine months ended September 30, 1998 to 63.0% in the nine months ended September 30, 1999. Enterprise Network sales increased slightly from $32,309,936 in the three months ended September 30, 1998 to $35,708,067 in the three months ended September 30, 1999, as a result of increased sales of "T-1" products, (a digital transmission link with a capacity of 1.544 Megabits per second used predominantly in North America). Sales of Enterprise Network products increased 9.8% from $88,415,453 in the nine months ended September 30,1998 to $97,101,484 in the nine months ended September 30, 1999. As a percentage of total sales, Enterprise Network sales decreased from 41.9% in the three months ended September 30, 1998 to 35.8% in the three months ended September 30, 1999 and decreased from 41.4% in the nine months ended September 30, 1998 to 37.0% in the nine months ended September 30, 1999.


COST OF SALES
Cost of sales increased 34.2% from $34,734,064 in the three months ended September 30, 1998 to $46,604,689 in the three months ended September 30, 1999 and increased 34.4% from $96,364,654 in the nine months ended September 30, 1998 to $129,485,356 in the nine months ended September 30, 1999. As a percentage of sales, cost of sales increased from 45.1% in the three months ended September 30, 1998 to 48.0% in the three months ended September 30, 1999 and increased from 45.1% in the nine months ended September 30, 1998 to 49.3% in the nine months ended September 30, 1999. An important part of the Company's strategy is to reduce the product cost of each succeeding product generation and then to lower the product's price based on the cost savings achieved. This strategy sometimes results in variations in the Company's gross profit margin due to timing differences between the recognition of cost reductions and the lowering of product selling prices. In view of the rapid pace of new product introductions by the Company, this strategy may result in variations in gross profit margins that, for any particular financial period, can be difficult to predict.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses increased 14.5% from $16,022,809 in the three months ended September 30, 1998 to $18,353,928 in the three months ended September 30, 1999 and increased 18.2% from $44,300,674 in the nine months ended September 30, 1998 to $52,357,951 in the nine months ended September 30, 1999. The increase was due to additional sales and support expenditures necessary as a result of the Company's increased sales. Selling, general and administrative expenses as a percentage of sales decreased from 20.8% in the three months ended September 30, 1998 to 18.9% in the three months ended September 30, 1999 and decreased slightly from 20.8% in the nine months ended September 30, 1998 to 19.9% in the nine months ended September 30, 1999. Sales and support organization expansion, which resulted in increased costs during the quarter, will continue because they are necessary to position the Company to accumulate market share and maintain growth over the longer term.

RESEARCH AND DEVELOPMENT EXPENSES
Research and development expenses increased 9.9% from $9,909,567 in the three months ended September 30, 1998 to $10,885,778 in the three months ended September 30, 1999 and increased 11.4% from $27,759,729 in the nine months ended September 30, 1998 to $30,914,252 in the nine months ended September 30, 1999. The increase was due to increased investment in product development and product cost reduction through engineering. As a percentage of sales, research and development expenses decreased from 12.9% in the three months ended September 30, 1998 to 11.2% in the three months ended September 30, 1999 and decreased from 13.0% in the nine months ended September 30, 1998 to 11.8% in the nine months ended September 30, 1999. The Company will continue to invest in these product development activities because they are necessary to position the Company to accumulate market share and maintain growth over the longer term.


INTEREST EXPENSE
Interest expense was $582,667 for both the three months ended September 30, 1998 and the three months ended September 30, 1999, but increased 2.1% from $1,693,428 in the nine months ended September 30, 1998 to $1,729,000 in the nine months ended September 30, 1999.


NET INCOME
As a result of the above factors, net income increased 23.7% from $11,441,256 in the three months ended September 30, 1998 to $14,150,188 in the three months ended September 30, 1999 and increased 7.9% from $31,478,805 in the nine months ended September 30, 1998 to $33,976,923 in the nine months ended September 30, 1999. As a percentage of sales, net income decreased slightly from 14.9% in the three months ended September 30, 1998 to 14.6% in the three months ended September 30, 1999 and decreased from 14.7% in the nine months ended September 30, 1998 to 12.9% in the nine months ended September 30, 1999.




LIQUIDITY AND CAPITAL RESOURCES

The Company is continuing a project to expand its facilities in Huntsville in several phases over the next two years at a cost of approximately $150,000,000, of which $59,032,332 had been incurred as of September 30, 1999. The debt associated with $50,000,000 of this project was approved for participation in an incentive program offered by the Alabama State Industrial Development Authority (the "Authority"). Pursuant to the incentive program, the Authority issued $50,000,000 of its taxable revenue bonds (the "Amended and Restated Bond"), and loaned the proceeds from the sale of the Amended and Restated Bond to the Company. The Company will make payments to the Authority in amounts necessary to pay the principal of and interest on the Amended and Restated Bond, which matures on January 1, 2020.

The Company's working capital position increased 8.9% from $150,534,759 as of December 31, 1998 to $163,902,506 as of September 30, 1999 due to cash generated from operations. The Company has used, and expects to continue to use, the cash generated from operations for working capital and other general corporate purposes, including (i) product development activities to enhance its existing products and develop new products and (ii) expansion of sales and marketing activities. Inventory decreased 5.8% from December 31, 1998 to September 30, 1999.

On March 31, 1997, the Board of Directors authorized the Company to re-purchase up to 1,000,000 shares of the Company's outstanding common stock. In October 1998, the Board approved the re-purchase of an additional 2,000,000 shares. As of September 30, 1999, the Company had re-purchased 1,120,136 shares of its common stock at a total cost of $23,536,945.

Capital expenditures totaling $23,095,854 for the year ended December 31, 1998 and $28,342,791 in the first nine months of 1999 were used to expand the Company's headquarters and to purchase equipment.

At September 30, 1999, the Company's cash on hand of $45,144,130, short-term investments of $15,157,431 and $10,000,000 available under a bank line of credit placed the Company's potential cash availability at $70,301,561, of which a portion is being used to expand the Company's facilities under the incentive program described above. The Company's $10,000,000 bank line of credit bears interest at the rate of 87.5 basis points over the 30 day London inter-bank offered rate and expires in May 2000.

The Company intends to finance its operations in the future with cash flow from operations, amounts available under the bank line of credit, remaining borrowed taxable revenue bond proceeds, and possible additional public financing. These available sources of funds are expected to be adequate to meet the Company's operating and capital needs for the foreseeable future.



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

The Company has completed the inventory and assessment phases of its year 2000 program. The Company's operations are not dependent upon older legacy source code or mainframe computers as is often the case with systems with significant year 2000 issues. Therefore, there is little or no date-related code remediation or conversion necessary to maintain normal business activities. The primary remaining effort in the year 2000 program is to review and validate the conclusions reached by the Company's year 2000 assessment. The Company does not believe that costs associated with completing the year 2000 compliance program will result in a material expense to the Company.

In July of 1998, the Company completed the implementation of new business software and hardware that the Company believes is year 2000 compliant. The Company upgraded some secondary systems that were identified to contain minor year 2000 issues. Likewise, testing and year 2000 simulations were performed on all Company systems to verify date processing capabilities. As of September 30, 1999, all critical systems had been tested and are believed to be year 2000 compliant.

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

As of September 30, 1999 the Company had spent approximately $170,000 for year 2000 compliance. The Company anticipates spending an additional $15,000 during 1999. The Company does not separately track these internal costs incurred for the year 2000 issue. However, this cost consisted primarily of the related payroll costs of its information systems group.

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


                                             ADTRAN, INC.
                                             (Registrant)



Date:  November 13,  1999                    /s/ John R. Cooper
                                             ------------------
                                             John R. Cooper
                                             Vice President - Finance and
                                             Chief Financial Officer