Form 10-K405
period 1999-12-31
ADTRAN INC
filed 2000-03-30
CIK 926282

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended December 31, 1999

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

The aggregate market value of the registrant's outstanding common stock held by non-affiliates of the registrant on March 1, 2000 was $1,558,585,524 based on a closing market price of $73.375 as quoted on the Nasdaq National Market. There were 39,445,813 shares of common stock outstanding as of March 1, 2000.


                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on April 21, 2000 are incorporated herein by reference in Part III.

                                 ADTRAN, Inc.
                          Annual Report on Form 10-K
                  For the Fiscal Year Ended December 31, 1999

                               Table of Contents
                               -----------------

Item                                                                                            Page
Number                                                                                         Number
                                            PART I
1.     Business................................................................................   3

2.     Properties..............................................................................  11

3.     Legal Proceedings.......................................................................  11

4.     Submission of Matters to a Vote of Security Holders.....................................  12

                                            PART II

5.     Market for the Registrant's Common Equity and Related Stockholder Matters...............  14

6.     Selected Financial Data.................................................................  15

7.     Management's Discussion and Analysis of Financial Condition and Results of Operations...  16

7a.    Quantitative and Qualitative disclosures About Market Risk..............................  20

8.     Financial Statements and Supplementary Data.............................................  21

9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....  34

                                            PART III

10.    Directors and Executive Officers of the Registrant......................................  34

11.    Executive Compensation..................................................................  35

12.    Security Ownership of Certain Beneficial Owners and Management..........................  35

13.    Certain Relationships and Related Transactions..........................................  35

                                            PART IV

14.    Exhibits, Financial Statements, Financial Statement Schedules, and Reports on Form 8-K..  35

SIGNATURES.....................................................................................  38

INDEX OF EXHIBITS..............................................................................  40

                                    PART I

ITEM 1. BUSINESS
--------------------------------------------------------------------------------

Overview

ADTRAN, Inc. is a leading designer, developer, and manufacturer of digital transmission products, particularly digital subscriber line (DSL) products, providing high speed communications. Our products are utilized by carriers in their networks (served by our Carrier Networks Division or CN) and corporate end-users (served by our Enterprise Networks Division or EN) to implement high speed communications over existing telephone networks. Our customers include all Regional Bell Operating Companies ("RBOC's"), GTE Corporation, the three largest interexchange carriers (collectively, the telecommunications service providers, or "Telcos"), the independent telephone companies, competitive local exchange carriers ("CLECs"), as well as a number of worldwide electronics, communications and industrial companies. See "Business-Customers". We market our products and services globally through our direct sales force, resellers and distributors. We believe that we offer our customers high quality, reliable, low cost products that utilize leading technology.

We have over 500 products built around our core technologies, developed by us to address the digital communications marketplace of the local loop ("Local Loop"). The Local Loop is the large existing infrastructure of the telephone network connecting end-users to a Telco's central office, the facility that provides the local switching and distribution functions ("Central Office"). Our technologies support over two million Local Loops worldwide. Our products include a comprehensive line of transmission, repeater, extension and termination products. We also offer a broad line of multiplexers providing modular flexibility to the Telco and CLEC marketplaces. We sell a broad range of product to corporate end-users for applications which interface with digital transmissions up to 45 megabits per second (including all DSL technologies) in the wide area network. We have also introduced a wireless spread spectrum microwave transceiver to the wireless marketplace.

ADTRAN's products address two market segments: (i) CN products for use in the Local Loop or in a Central Office, and (ii) EN products for end-users. In 1999, sales of CN and EN products accounted for 62.9% and 37.1%, respectively, of ADTRAN's sales. Our CN products deliver cost-effective digital services such as 56/64 Kbit/sec Digital Data Service ("DDS"), 128 Kbit/sec Integrated Services Digital Network ("ISDN"), 64 Kbit/sec to 1.544 Mbit/sec Frame Relay service ("Frame Relay") and 1.544 Mbit/sec T1 (24 Channel) service. In addition, our High bit-rate Digital Subscriber Line ("HDSL") products permit T1 transmission over up to 12,000 feet of unconditioned copper wireline while reducing the need for costly mid-span repeaters. ADTRAN's EN products provide end-users access to Telco's digital services and often include additional features for specific end-user applications. We have introduced and shipped a number of HDSL, ISDN and other products which comply with international standards to increase our penetration of overseas markets. See "International Markets."

The rapidly expanding requirements for digital transmission in the Local Loop are being driven by Internet access, small office/home office users, video delivery and on-line data services, among other applications, all of which require and benefit from the speed, reliability and low cost of digital transmission. While the Telcos have, to a large extent, replaced their wireline data transmission network between Central Offices with fiber-optic and digital microwave links which allow for high speed digital transmission, the Local Loop remains predominantly characterized by low speed analog transmission over copper wirelines. As a result, there has been considerable impetus for Telcos to upgrade the Local Loop in the most cost effective manner available. Widespread replacement of the copper wireline Local Loop remains prohibitively expensive, so the Telcos have turned to manufacturers such as ADTRAN for technologies that expand Local Loop capabilities to handle digital transmission without necessitating this costly replacement. Existing digital delivery technologies, including Frame Relay, ISDN and DSL, are all experiencing rapid compound growth. Numerous higher speed digital technologies are under development, including many versions of DSL technology, Asynchronous Transfer Mode ("ATM"), wireless transmission, hybrid fiber coax, cable modems and other technologies.

ADTRAN's core technologies expand the digital transmission capabilities of the Local Loop by enabling increased transmission speed and/or increased transmission distance. Ongoing research and product development activities are designed to enhance the distances covered by existing services as well as to develop new higher speed technologies. For example, during the first quarter of 1996, we demonstrated to the Telcos our new "Total Reach" delivery technology which increases the distance covered by ISDN services in the Local Loop from 18,000 feet to 30,500 feet. The same technology has been incorporated into 64Kbit/sec digital products for use in Frame Relay and DDS services. In addition, we are engaged in research, performance simulation, and design of higher speed digital technologies for the transport of data. Current issues for future higher speed digital technologies, including costs, power consumption and distances reachable, must be resolved for widespread acceptance and deployment of these technologies.

In developing our product families, we have continuously improved our design, purchasing and production processes to lower product costs and has consistently offered improved products at lower prices to customers. As a result, we believe that we are a leading provider of Local Loop and Central Office digital transmission products to Telcos. See "Our Strategy."

ADTRAN was incorporated under the laws of Delaware in November 1985 and commenced operations in January 1986.



Our Strategy

Our objective is to enhance our position as a leading provider of digital transmission products for the Local Loop. To achieve this objective, we have adopted the following strategies:

     Expand Product Offerings. We are expanding our products in order to offer our customers a migration path from the traditional circuit switched Local Loop to the next generation packet switched Local Loop. We are also expanding our product line to offer products focused specifically on the CLEC market, as these competitive carriers aim to provide high speed digital transmission services to their customers. In addition, we are integrating multiple products to create the complete digital loop solution systems that many Telcos, CLECs and Enterprise end-users now desire.

 . We have developed, and are continuing to develop, lines of products that are aimed at aiding Telcos in transforming the Local Loop from a primarily analog, circuit switched architecture to a digital, packet switched architecture. These products are designed to carry both types of traffic so that Telcos can buy them today to handle their circuit switched traffic, then, in the future, simply reconfigure them to handle packet switched traffic, instead of having to buy completely new equipment. These new products will also allow our customers to deploy new services to their customers, such as voice over DSL, many of which had not been available in the past, or had been prohibitively expensive or complex to deploy.

 . We are also continuing to develop new products for the CLEC market. We believe that CLECs move more quickly in evaluating and purchasing new products and require different specifications in their products than the traditional Telcos. By recognizing these product differences and developing products aimed specifically at the CLEC market, we seek to become as a leading provider of digital transmission equipment for the developing CLEC market.

 . We are also beginning to bundle and integrate multiple products to create complete systems and solutions that many Telcos, CLECs and corporate end-users desire as they begin to implement digital and packet switched Local Loop equipment. By selling entire systems, we believe we are better able to serve our customers needs, while at the same time making ourselves a more critical vendor to those customers.


     Adapt Product Technologies to Address Growing Markets. We have a proven ability to adapt product technologies from one market to another. For example, we adapted our product technology developed for the Central Offices for use in our corporate end-user product lines. We are currently leveraging this capability in order to address the needs of the CLEC marketplace. We have also recently introduced a suite of HDSL-based products aimed at the CLEC market. In addition, in order to promote our technology, we have established a new sales force dedicated to the development of the CLEC market. Through the development of new products, the adaptation of existing product lines and the creation of a dedicated CLEC sales force, we aim to become a leading provider of digital transmission equipment to the emerging CLEC marketplace.

    Capitalize on Existing Leadership Position in Telco Market. We will continue to maintain our position as a leading provider of products and services to the Telco markets. We have a dedicated engineering organization that focuses on applying our current technologies to new applications. We will continue to invest in developing innovative new products, and redesigning existing products in order to reduce costs and cycle times. By focusing on these efforts, we believe we will continue to be a low cost provider to the industry. We believe that maintaining our leadership in technology for high-speed digital transmission over copper wire is critical to our ability to build and maintain strong relationships with RBOCs, CLECs and enterprise end-users, and to achieve leadership in new markets.

     Expand Sales Channels to Drive Market Penetration. We are working to increase customer adoption of our products by expanding our sales operations and distribution channels. We are working to expand our sales channel both through the internal creation of new sales divisions (such as our recently created CLEC sales force), and through the addition of international sales partners, who will sell our products to customers around the world. We believe these additions to and expansion of our sales channels will help us drive increased market penetration in our existing markets, as well as help us to develop new markets.

Products

ADTRAN is concentrating significant resources on the development of products to support the migration from Time Division Multiplexing, or TDM, to packet technologies such as Asynchronous Transfer Mode, ATM, or Frame Relay. Packet technologies reduce costs by consolidating multiple users onto shared circuits, eliminating the idle bandwidth associated with dedicated circuits. This concept is especially important where carriers are offering converged voice and data services over DSL to small- and medium-sized business customers. We offer a complete line of enterprise and carrier-class Frame Relay products and are building ATM technology into our newest integrated access systems.

Our product lines, comprised of over 500 products, are built around core technologies that we developed to address the Central Office and Local Loop digital communications marketplaces. Our product lines consist of two groups of inter-related products: (1) Carrier Network, or CN, products and (2) Enterprise Network, or EN, products.



CN Products. DSL continues to be the core technology of our CN division. We are the industry's leading HDSL products supplier, with equipment in use by a majority of incumbent local exchange carriers ("ILECS") and numerous other service providers. We are also a leader in the development of the next generation of HDSL products, HDSL2 products. While legacy T1 technology transports voice and data over four wires at distances up to 6,000 feet, adding HDSL technology doubles that distance to 12,000 feet. HDSL2 provides even greater benefits to carriers by enabling them to achieve the 12,000-foot span using only two wires instead of the four required by HDSL. Our first HDSL2 circuit went live in August 1999.

Using Total Access, ADTRAN's integrated multiservice access platform, carriers can deliver a wide variety of services based on customers' specific requirements using a single, easy-to-manage platform, while reducing equipment and manpower costs. Total Access 3000, introduced in late 1998, integrates all of our leading loop technologies into a single intelligent, broadband platform. An integrated access device ("IAD"), such as Total Access 3000, can consolidate voice, data and video-conferencing applications onto a single, high-speed circuit before transporting it across a corporate or carrier network. Our Total Access line of products now includes the Total Access 750, introduced in 1999, and the Total Access 850 and 1500 lines, which we introduced in early 2000.
Each of the Total Access IADs will offer carriers a seamless migration path from TDM to ATM technology.

The CLEC market became a central focus for us during 1999. CLECs differ from ILECs in that they are typically building their transmission networks from the ground up. Consequently, it is quicker and easier for them to deploy the latest technologies. We are aggressively addressing this emerging market by introducing new CLEC-focused products, enlisting industry-leading distributors as resellers, and staffing engineering, sales and support departments. A number of our new product introductions during 1999 were specifically targeted for the CLEC market, including the Total Access 750, MX2800 and HDSL2 solutions.

The Total Reach family of products uses one of our technological breakthroughs to extend digital services over one twisted pair of copper wires. Total Reach addresses some of the major challenges associated with 64 kilobits per second Frame Relay service deployment such as multiple copper pair availability, extensive engineering for repeaters and apparatus cases required for lengthy installs, bridged tap determination and removal efforts, and power requirements.

We are the industry's primary supplier of U-BR1TEs, which are required to extend Integrated Services Digital Network ("ISDN") service from an ISDN capable switch at a hub Central Office to a serving Central Office. We also supply a substantial portion of the industry's ISDN mid-span repeaters and interface units. In addition, we have introduced a wireless spread spectrum microwave transceiver to the wireless marketplace.

EN Products. Our EN products have evolved from technologies developed for our CN product lines. As many of the technologies which are critical to success in the EN market are identical to those already developed and refined for our CN products, we have realized a competitive advantage through leveraging these product development efforts and expertise in all of our EN markets.

Late in 1997, we introduced our ATLAS 800 system, the flagship product of our EN product line. The ATLAS family currently includes the 800, 800PLUS, and, most recently, the 550. These products allow an organization to implement cost-effective wide-area networks to support voice, data and video communications and high-speed Internet access. The ATLAS 800 IAD essentially functions as a bandwidth manager, ISDN access switch, remote access concentrator, digital cross-connect system, router, dial backup solution and Frame Relay switch, all in one. The ATLAS 550, a lower-cost, lower-capacity version of the ATLAS 800, is a mid-sized platform for migrating TDM-based networks to packet technologies such as voice over IP and ATM.

In 1998, we entered the T3 market. While T3 technology (the equivalent of 28 T1s worth of bandwidth) has been used by carriers for several years, only recently, with the increased demand for Internet usage and telecommuting, have many corporate enterprises seen the need to exceed T1 capacity. While a single T3 line delivers 28 T1 lines worth of bandwidth, it only takes six to eight T1 lines, depending on local phone tariffs, to cost-justify the move to a T3 line. In 1998, we entered the enterprise T3 market with the introduction of the T3SU
300. To complement an already robust T3 product line, during 1999 we introduced the MX2800, a T1/T3 multiplexer with exceptional features for preventing circuit downtime. Our T3 products now also include the T3SU 300 DSU/CSU (data service unit / channel service unit, which serve as an interface between carrier and end-user equipment, an ATLAS 800 functioning as a T3 integrated access device or 3/1/0 digital cross connect system. This product area has also produced the EN division's first fiber optic product, the NTU45. This device transports roughly 45 Mbps of user data over a single-mode fiber optic cable for distances of about 20 miles. With the continued acceleration of both user bandwidth needs and fiber optic deployment, this product area will provide a strong basis for future product development.


We continue to provide a strong, broad offering of products in the enterprise DSU/CSU marketplace. In 1997, we introduced our "IQ Series" of DSUs and CSUs, which allows network operators and service providers to monitor/ensure the quality of service delivered on Frame Relay circuits. These design changes substantially reduced the manufacturing cost while increasing the utility of the product to the marketplace.

International Markets

ADTRAN serves its international markets through a combination of direct sales and distribution arrangements. We have formed, and will continue to pursue, international distribution arrangements built upon core products and technologies developed by us in an effort to further our penetration into international markets. In addition, we have focused on developing E1 technology which, though similar to T1 technology, has a transmission rate of 2.048 Mbit/sec and is the predominant standard for data transmission outside of North America. We have tested, received orders for and shipped HDSL products incorporating E1 technology. We anticipate that we will develop additional products incorporating E1 technology. ISDN development work is underway to incorporate compatibility with European ISDN standards and specific in-country network interface requirements. Although ADTRAN has not yet fully developed its potential in its international markets and related sales have been modest (2.6% of total sales in 1999), we believe that international markets present a significant opportunity for growth.


Research and Product Development

The markets for our products are characterized by rapidly changing technology, evolving industry standards and continuing improvements in telecommunications service offerings of common carriers. If technologies or standards applicable to our products, or common carrier service offerings based on our products, become obsolete or fail to gain widespread commercial acceptance, ADTRAN's business may be adversely affected. Moreover, the introduction of products embodying new technology, the emergence of new industry standards or changes in common carrier service offerings could adversely affect ADTRAN's ability to sell its products. For instance, a large number of our products have, to date, been designed to apply primarily to the delivery of digital communications over copper wireline in the Local Loop. While ADTRAN has competed favorably by developing a high performance line of products, we expect that the increasing deployment of fiber-optic cable, coaxial cable and wireless transmission in the Local Loop (each of which uses a significantly different process of delivery) will require that we develop new products to meet the demands of these markets when such markets are sufficiently established. Our sales and profitability in the past have resulted to a significant extent from our ability to anticipate changes in technology, industry standards and common carrier service offerings, and to develop and introduce new and enhanced products. Our continued ability to adapt will be a significant factor in maintaining or improving our competitive position and our prospects for growth. Therefore, ADTRAN will continue to make significant investments in product development, although there can be no assurance that we will have the resources necessary to continue this strategy successfully or to otherwise respond appropriately to changing technology, industry standards and common carrier service offerings. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

As of December 31, 1999, ADTRAN's product development programs were carried out by over 300 engineers and engineering support personnel, comprising approximately 25% of ADTRAN's employees. To date, all product development expenses have been charged to operations as incurred. From time to time, development programs are conducted by other firms under contract with us, and related costs are also charged to operations as incurred. During 1999, 1998 and 1997, product development expenditures totaled $42,017,779, $37,221,780, and $30,055,091 respectively. Because our product development activities are an important part of our strategy and because of rapidly changing technology and evolving industry standards, we expect to spend more in product development activities in 2000 than we did in 1999.

ADTRAN's product development personnel are organized into teams, each of which is effectively dedicated to a specific product line or lines. However, because we service each of the CN and EN markets, and because all of the products in each of the markets share certain similarities, the benefits of ADTRAN's product development efforts generally are not confined to a particular market, but can be leveraged to our advantage in all of our markets. As of December 31, 1999, product development teams were assigned to the following product lines: Loop products, Network products, HDSL products, DSU and Frame Relay products, T1 multiplexer products, ISDN Telco products, ISDN EN products, strategic products and extended range products. In addition, engineering services and advanced technology groups provide support for all the product development teams. Each product development team is generally responsible for sustaining technical support of existing products, improving the cost or manufacturing of products, conceiving new products in cooperation with other groups within ADTRAN and adapting standard products or technology under supply contracts to other firms. In particular, each product development team is charged with implementing ADTRAN's engineering strategy of reducing product costs for each succeeding generation of our products in an effort to be a low cost, high quality provider in the industry, without compromising functionality or serviceability. This strategy has involved setting a price point for the next generation of any given product with the aim of meeting that price point through innovative engineering. The key to this strategy is choosing an initial architecture for each product that enables engineering innovations to result in future cost reductions. Successful execution of this strategy also requires that we continue to attract and recruit outstanding engineers, and the continued success of ADTRAN's recruiting program at Southeastern universities is critical to this effort.

The product development teams are supported by a research group that provides guidance in applicable digital signal processing technologies, computer simulation and modeling, CAD/CAM tool sets, custom semiconductor design and technological forecasting. As product and market opportunities arise, our organizational structure may be adjusted accordingly. ADTRAN's development process is conducted in accordance with ISO 9001 and TL 9000, which are the international standards for quality management systems for design, manufacturing and service.

We believe that our success in the past has been dependent upon the ability of our engineering team to establish and maintain a position of product and technological leadership, and our success in the future will be equally dependent upon the evolution of new forms of existing products and the development of new products fulfilling the needs of current and future customers. Therefore, we will continue to make significant investments in product development.



Customers

Our customer base includes each of the four RBOCs and most of the major independent domestic Telcos. The major customers of ADTRAN include:

  Alltel Corporation                    Hong Kong Telecom
  Azteca Telecommunications             Ingram Micro
  Bell Atlantic Network Services        SBC Communications, Inc.
  BellSouth Corporation                 Sprint Corporation
  Bloomberg L.P.                        Tech Data Corporation
  Cisco Systems, Inc.                   U.S. West, Inc.
  Eltrax
  GTE Corporation

Historically, a large percentage of our sales have been made to the four RBOC's and GTE Corporation (55% in 1999). Bell Atlantic Network Services, GTE Corporation, SBC Communications, Inc. and Sprint Corporation each accounted for at least 10% of our total sales in 1999 and collectively. No other customer accounted for 10% or more of our sales in 1999.

A supplier must first obtain product approvals from an RBOC or other Telco to sell its products to them. We, therefore, are involved in a constant process of submitting for approval succeeding generations of products as well as products that deploy new technology or respond to a new technology demand from an RBOC or other Telco. We have been successful in the past in obtaining such approvals. However, we can not be certain that we will obtain such approvals in the future or that sales of such products will continue to occur. Further, any attempt by an RBOC or other Telco to seek out additional or alternative suppliers or to undertake, as permitted under applicable regulations, the production of such products internally could have a material adverse effect on our operating results.



Marketing, Sales and Distribution

As of December 31, 1999, ADTRAN's marketing and sales programs were conducted by over 200 employees. ADTRAN sells its CN products in the United States and Canada directly to the Telcos through a field sales organization based in 48 locations (some of these locations are home offices) in the United States. ADTRAN sells its CN products internationally through field sales offices and various distribution arrangements with a geographically dispersed set of distributors. ADTRAN sells its EN products, both domestically and internationally, through a network of resellers. We have formed, and will continue to pursue, international distribution arrangements built upon core products and technologies developed by ADTRAN us in an effort to further our penetration into international markets. Although the international market channel has not yet been fully developed and related revenue has been modest, ADTRAN believes that international markets present a significant opportunity for growth, and ADTRAN continues to focus effort on positioning itself to take advantage of such opportunity.

Sales to Telcos involve protracted product qualification and standardization processes that can extend for several months or years. Subsequent orders, if any, are typically placed under single or multi-year supply agreements that are generally not subject to minimum volume commitments. Telcos generally prefer having two or more suppliers of most products, so individual orders are generally subject to competition based on some combination of price, delivery and other terms. EN products are sold under both exclusive and non-exclusive distribution arrangements.

ADTRAN's field sales organizations and distributors receive support from headquarters-based marketing, sales and customer support groups. Under certain circumstances, other headquarters personnel may become involved in sales and other activities. We believe that our success in the past has been dependent to a significant degree upon the ability of our sales and distribution teams to compete effectively in a highly competitive environment that includes firms with greater financial resources and more experience than us. Our success in the future will depend in part upon our ability to attract and retain qualified sales and marketing personnel who can compete and succeed in this environment.



Customer Service and Support

ADTRAN maintains 24-hour, 7 day a week telephone support for all of its customers, as customers often demand an immediate response to problems with installed products or with plans for new installations. We provide on-site support in those circumstances in which problems cannot otherwise be resolved. Our policy has generally been to follow through with problem resolutions even after it is established that our products are not the source of the difficulty. We provide direct installation and service of our products in North America utilizing our own resources or resources available under nationwide services contracts with IBM Corporation and Data General Corporation for installation and service.

Substantially all of our products carry a full ten year return-to-factory warranty. Warranty returns to date have been relatively insignificant (less than 1%). We believe that our low return rate is a direct result of our commitment to a rigorous product quality program that has garnered us special recognition by several key customers.



Manufacturing

The principal steps in the manufacturing process are the purchase and management of materials, assembly, testing, final inspection, packing and shipping. We purchase parts and components for assembly of our products from a large number of suppliers through a worldwide sourcing program. However, certain key components used in our products are currently available from only one source, and other key components are available from only a limited number of sources. In the past, we have experienced delays in the receipt of certain of our key components, which have resulted in delays in related product deliveries. We attempt to manage such risks through developing alternative sources, through engineering efforts designed to obviate the necessity of certain components, and by maintaining quality relationships and close personal contact with each of our suppliers. However, we can make no assurance that delays in deliveries of key components (including particularly integrated circuits as discussed in greater detail below) and consequent delays in product deliveries will not occur in the future. The inability to obtain sufficient key components as required, or to develop alternative sources if and as required in the future, could result in delays or reductions in product shipments which, in turn, could have a material adverse effect on our customer relationships and operating results.

We rely on subcontractors in the United States, Mexico and Taiwan for assembly of printed circuit board assemblies, sub-assemblies, chassis, enclosures and equipment shelves. We subcontract the assembly of a significant portion of our lower priced products to companies in Mexico. Such assembly typically can be done by subcontractors at a lower cost than if we assembled such items internally, which furthers our goal of being a low cost, high quality provider in the industry. Subcontract assembly operations do, however, contribute significantly to production cycle times, but we believe we can respond more rapidly to uncertainties in incoming order rates by selecting assembly subcontractors having significant reserve capacity. This reliance on third-party subcontractors for the assembly of our products involves several risks, including the unavailability of or interruptions in access to certain process technologies and reduced control over product quality, delivery schedules, manufacturing yields and costs. These risks may be exacerbated by economic or political uncertainties or by natural disasters in foreign countries in which our subcontractors may be located. We currently do not undertake any foreign exchange risks as we conduct all transactions with foreign vendors or customers in U.S. dollars.

We are heavily dependent on six subcontractors. To date, we believe that we have successfully managed the risks of such dependence on these subcontractors through a variety of efforts, which include seeking and developing alternative subcontractors while maintaining existing relationships. However, there can be no assurance that delays in product deliveries may not occur in the future because of shortages resulting from this limited number of subcontractors or from the financial or other difficulties of such parties. The inability to develop alternative subcontractors if and as required in the future could result in delays or reductions in product shipments which, in turn, could have a material adverse effect on our customer relationships and operating results. While we believe that alternative sources of supply or alternative subcontractors could be developed if necessary, material delays or interruption of supply might, nevertheless, arise as a consequence of required retraining and other activities related to establishing and developing a new supply or subcontractor relationship and such material delays may have a material adverse effect on our business and operating results.

Final testing and shipment of products to customers occurs in our Huntsville, Alabama facilities. Our facilities are certified pursuant to ISO 9001, TL 9000 and certain other telephone company standards, including those relating to emission of electromagnetic energy and safety specifications.


Backlog and Inventory

A substantial portion of ADTRAN's shipments in any fiscal period relate to orders received in that period and firm purchase orders released in that fiscal period by customers under agreements containing non-binding purchase commitments. Further, a significant percentage of orders require delivery within 48 hours. These factors result in very little order backlog. We believe that because a substantial portion of customer orders are filled within the fiscal quarter of receipt, our backlog is not a meaningful indicator of actual sales for any succeeding period. To meet this demand, ADTRAN maintains a substantial finished goods inventory.

Our practice of maintaining sufficient inventory levels to assure prompt delivery of our products increases the amount of inventory which may become obsolete. The obsolescence of such inventory may have an adverse effect on ADTRAN's business and operating results.


Competition

The markets for ADTRAN's products are intensely competitive. With the development of the worldwide communications market and the growing demand for related equipment, additional manufacturers have entered the markets in recent years to offer products in competition with ADTRAN. Additionally, certain companies have, in recent years, developed the ability to deliver fiber-optic cable, coaxial cable and wireless transmission to certain office centers and other end-users. Competition would further increase if new companies enter the market or existing competitors expand their product lines. For instance, legislation has been enacted that lifts the restrictions that previously prevented the RBOCs from manufacturing telecommunications equipment. The RBOCs, which in the aggregate are our largest customers, may increasingly become our competitors in the markets that we share.

With respect to CN sales, product quality and availability and an established reputation for customer service are important competitive factors that can affect our ability to have our products accepted and approved by the individual Telcos. Our CN market competitors include large established firms such as ADC Telecommunications, Inc., Lucent Technologies, Inc., PairGain Technologies, Inc., Tellabs, Inc. and Teltrend, Inc., as well as smaller, specialized firms.

In the EN market, among the significant competitors for standard rate DSU market share are Paradyne Corporation and Racal-Datacom, Incorporated. Market segment leaders for TSU products include ADC KENTROX, a subsidiary of ADC Telecommunications, Inc., Paradyne Corp., Quick Eagle Corporation, and Visual Networks, Inc. Our multiplexer product line's key competitors include Newbridge Networks Corporation, Carrier Access Corporation, and Premisys Communications, Inc. An increase in competition could reduce our gross profit margins, may require increased spending by us on product development and sales and marketing, and may otherwise adversely affect our business.



Proprietary Rights

The name "ADTRAN" and our corporate logo are registered trademarks of ADTRAN. A number of our product identifiers and names are also registered. We also claim rights to a number of unregistered trademarks. We have obtained patents on 13 inventions relating to our products and have several patent applications pending. We will seek additional patents from time to time related to our research and development activities. We protect our trademarks, patents, inventions, trade secrets, and other proprietary rights by contract, trademark, copyright and patent registration, and internal security. Management believes, however, that our competitive success will not depend on the ownership of intellectual property rights, but primarily on the innovative skills, technical competence and marketing abilities of our personnel. The telecommunications industry, nevertheless, is characterized by the existence of an ever increasing number of patents and frequent litigation based on allegations of patent infringement. From time to time, third parties may assert exclusive patent, copyright and other intellectual property rights to technologies that are important to us. While there are no outstanding infringement lawsuits pending by or against ADTRAN, it is possible that third parties may assert litigation claims against us in the future, that assertions by such parties may result in costly litigation, or that we may not prevail in any such litigation or be able to license any valid and infringed patents from third parties on commercially reasonable terms. Any infringement claim or other litigation against or by us could have a material adverse effect on our business and operating results.



Employees

As of December 31, 1999 ADTRAN had 1,279 full-time employees in the United States, three in Canada and three in Hong Kong. Of ADTRAN's total employees, 351 were in sales, marketing, and service, 322 were in research and development, 470 were in manufacturing, and 136 were in administration. None of ADTRAN's employees are represented by a collective bargaining agreement nor has ADTRAN ever experienced any work stoppage. We believe that our relationship with our employees is good.


ITEM 2. PROPERTIES
--------------------------------------------------------------------------------

ADTRAN's headquarters and principal administrative, engineering and manufacturing facilities are located in an office building containing 440,000 square feet located on approximately 22 acres of land in Huntsville, Alabama. We also lease 65,480 additional square feet to accommodate manufacturing and engineering activities. Construction is under way to expand our facilities in Huntsville by approximately 600,000 square feet (to accommodate a projected total of 3,000 employees). See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Note 6 of Notes to Financial Statements.

We also maintain 48 sales and service facilities, 45 located within the United States, two in Canada and one in Hong Kong, in the following locations:
Huntsville, AL, Irvine, CA, San Francisco, CA, Denver, CO, Hartford, CT, Atlanta, GA, Chicago, IL, Bativia, IL, Darien, IL, Orland Park, IL, Leawood, KS, Trenton, NJ, New York, NY, Cleveland, OH, Philadelphia, PA, Irving, TX, Washington, DC and Ontario and Quebec, Canada. In addition to the leases in Huntsville, AL, the facilities in Leawood, KS, Irvine, CA, Denver, CO, Atlanta, GA, Irving, TX, Altamonte Springs, FL, Herndon, VA, Crystal Lake, IL, Bainbridge Island, WA, and Philadelphia, PA are leased under leases which expire at various times between 2000 and 2005. See Note 8 of Notes to Financial Statements.


ITEM 3. LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

ADTRAN has been involved from time to time in litigation in the normal course of its business. We are not aware of any pending or threatened litigation matters that could have a material adverse effect on us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

No matter was submitted by ADTRAN to vote of security holders during the fiscal quarter ended December 31, 1999.


ITEM 4(A). EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below, in accordance with General Instruction G(3) of Form 10-K and Instruction 3 of Item 401(b) of Regulation S-K, is certain information regarding the executive officers of ADTRAN. Unless otherwise indicated, the information set forth is as of December 31, 1999.

Mark C. Smith - Age 59  - Mr. Smith is one of the co-founders of ADTRAN.
        1995 to present   Chairman of the Board and Chief Executive Officer
        1986 - 1995       Chairman of the Board, Chief Executive Officer and
                          President


Lonnie S. McMillian - Age 71 - Mr. McMillian is one of the co-founders of
                          ADTRAN.
        1996 to present   Senior Vice President-Engineering, Secretary and
                          Director
        1986 - 1996       Vice President - Engineering, Secretary, Treasurer and
                          Director


Howard A. Thrailkill - Age 61
        1995 to present   President, Chief Operating Officer and Director
        November 1995     Executive Vice President, Chief Operating Officer and
                          Director
        1992 - 1995       Executive Vice President, Chief Operating Officer


John R. Cooper - Age 52
        1996 to present   Vice President - Finance and Chief Financial Officer
        1995 - 1996       President, Sauty Group, Inc.
        1991 - 1995       Partner, Coopers & Lybrand L.L.P.


Danny J. Windham - Age 40
        1999 to present   Vice President and General Manager-EN
        1995 - 1999       Vice President-EN Marketing
        1994 - 1995       Director of Marketing
        1989 - 1994       Manager of Product Management


Thomas R. Stanton - Age 35
        1999 to present   Vice President and General Manager-CN
        1995 - 1999       Vice President-CN Marketing
        1995              VP-Marketing & Engineering, Transcrypt International,
                          Inc.
        1994 - 1995       Sr. Director, Marketing, E.F. Johnson Company

        1993 - 1994       Director, Marketing, E.F. Johnson Company

M. Melvin Bruce - Age 59
        1996 to present   Vice President - CN Engineering
        1989 - 1996       Vice President, Research and Design, Tel Control Inc.


James D. Butler - Age 41
        1999 to present   Vice President - EN Sales
        1997 - 1999       Director, EN Sales
        1995 - 1997       Area Vice President, Motorola Inc. Information Systems
                          Group


Robert A. Fredrickson - Age 49
        1996 to present   Vice President - CN Sales
        1996              Vice President, Broadband Business Development, DSC
                          Communications Corp.
        1991 - 1996       Senior Director, Access Products, DSC Communications
                          Corp.


Steven L. Harvey - Age 39
        1999 to present   Vice President -  Competitive Service Provider
                          Sales
        1996 - 1999       Vice President -  EN Sales
        1995 - 1996       Executive Vice President, Data Processing Sciences
                          Corporation
        1991 - 1995       Vice President, Data Processing Sciences
                          Corporation


Charles A. O'Donnell - Age 45
        1996 to present   Vice President - Quality
        1993 - 1996       Quality and Technical Resources Manager, Exide
                          Electronics Corporation


Jude T. Panetta - Age 40
        1994 to present   Vice President - Operations
        1989 - 1994       Director of Manufacturing, Exide Electronics
                          Corporation


Everette R. Ramage - Age 52
        1999 to present   Vice President - EN Engineering
        1993 - 1999       Engineering Manager, EN DDS Group


Kevin W. Schneider - Age 36
        1999 to present   Vice President - Technology
        1996 - 1999       Chief Scientist, Technology
        1992 - 1996       Staff Scientist

There are no family relationships among the directors or executive officers.

All officers are elected annually by and serve at the pleasure of the Board of Directors of ADTRAN.

                                    PART II



ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND
         RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

ADTRAN's common stock has been traded on the Nasdaq National Market (Nasdaq) under the symbol "ADTN" since our initial public offering of common stock in August 1994. Prior to the initial public offering, there was no established trading market for ADTRAN's common stock. As of January 31, 2000, we had 470 shareholders of record and approximately 9,800 beneficial owners of shares held in street name. The following table shows the high and low sale prices per share for the common stock as reported by Nasdaq for the periods indicated:


            1999 Quarters               High                        Low
            First                      $25-1/2                    $15-3/4
            Second                     $36-7/8                    $16
            Third                      $42-11/16                  $33-3/8
            Fourth                     $55-1/2                    $33-3/8


            1998 Quarters              High                         Low

            First                      $34-3/4                    $24
            Second                     $29-3/4                    $19-5/8
            Third                      $29-1/8                    $20-3/8
            Fourth                     $28-7/8                    $15-5/8

  ADTRAN has operated with a policy of retaining earnings, and presently intends to retain all future earnings for use in the development of its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------

The following selected financial data concerning ADTRAN for and as of the end of each of the years in the five year period ended December 31, 1999, are derived from the financial statements of ADTRAN, which have been audited by PricewaterhouseCoopers LLP, independent accountants. The selected financial data are qualified in their entirety by the more detailed information and financial statements, including the notes thereto. The financial statements of ADTRAN as of December 31, 1999 and 1998 and for each of the years in the three year period ended December 31, 1999, and the report of PricewaterhouseCoopers LLP thereon, are included elsewhere in this report.



Year Ended December 31,                                 1999       1998       1997       1996       1995
(in thousands, except per share data)

Sales
    CN (Carrier Networks Division)                    $230,967   $167,500   $171,838   $171,902   $121,311
    EN (Enterprise Networks Division)                  136,241    119,059     93,497     78,219     60,167
----------------------------------------------------------------------------------------------------------
       Total Sales                                     367,208    286,559    265,335    250,121    181,478
Cost of Sales                                          178,630    130,010    130,254    129,953     93,007
----------------------------------------------------------------------------------------------------------
       Gross profit                                    188,578    156,549    135,081    120,168     88,471
Selling, general and administrative expenses            71,735     62,061     44,973     34,308     27,260
Research and development expenses                       42,018     37,222     30,055     24,648     19,131
----------------------------------------------------------------------------------------------------------
       Operating income                                 74,825     57,266     60,053     61,212     42,080
Interest income                                          5,350      5,824      4,175      2,543      3,205
Interest expense                                        (2,312)    (2,287)    (1,839)      (895)    (1,105)
Other income (expense)                                    (673)      (188)       438        642        111
----------------------------------------------------------------------------------------------------------
       Income before income taxes                       77,190     60,615     62,827     63,502     44,291
Provision for income taxes                              26,244     20,306     22,618     23,682     14,833
----------------------------------------------------------------------------------------------------------
       Net income                                       50,946     40,309     40,209     39,820     29,458
Earnings per common share - assuming dilution(1)          1.31       1.03       1.02       1.01        .75
Earnings per common share - basic                         1.33       1.03       1.03       1.03        .80
----------------------------------------------------------------------------------------------------------
Weighted average shares outstanding - assuming
     dilution (1)                                       38,831     39,164     39,565     39,549     39,249



At December 31,                                           1999       1998       1997       1996       1995
(in thousands, except per share data)

Balance Sheet Data
Working Capital                                       $180,829   $150,535   $149,184   $140,510   $122,466
Total assets                                           556,296    301,711    282,401    210,207    165,767
Total debt                                              50,000     50,000     50,000     20,000     20,000
Stockholders' equity                                   400,052    231,389    212,037    172,879    130,743


(1) Assumes exercise of dilutive stock options calculated under the treasury stock method. See Note 1, 9 and 13 of Notes to Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Overview

ADTRAN designs, develops, manufactures, markets and services a broad range of high-speed digital transmission products utilized by providers of telecommunications services and corporate end-users to implement advanced digital data services over existing telephone networks. We currently sell our products to a large number of carriers (including all of the RBOCs) and private end-users in the EN market.

We have increased our sales in each year primarily by increasing the number of units sold to both new and existing customers. These annual sales increases reflect our strategy of increasing unit volume and market share through the introduction of succeeding generations of products having lower selling prices and increased functionality as compared both to the prior generation of a product and to the products of competitors. An important part of our strategy is to engineer the reduction of the product cost of each succeeding product generation and then to lower the product's price based on the cost savings achieved. As a part of this strategy, we seek in most instances to be a low-cost, high-quality provider of products in our markets. Our success to-date is attributable in large measure to our ability to initially design our products with a view to their subsequent re-design, allowing efficient enhancements of the product in each succeeding product generation. This strategy has enabled us to sell succeeding generations of products to existing customers as well as to increase our market share by selling these enhanced products to new customers.

While we have experienced increased sales in each year, our operating results have fluctuated on a quarterly basis in the past, and operating results may vary significantly in future periods due to a number of factors. A majority of our customers typically require prompt delivery of products within a short period of time after placing their orders. Consequently, we operate with very little order backlog and must maintain sufficient inventory levels to satisfy anticipated customer demand. A substantial majority of our sales in each quarter result from orders booked in that quarter and firm purchase orders released in that quarter by customers under agreements containing nonbinding purchase commitments. If near term demand for our products declines or if significant potential sales in any quarter do not occur as anticipated, our financial results will be adversely affected. Operating expenses are relatively fixed in the short term; therefore, a shortfall in quarterly revenues could impact our financial results significantly in a given quarter. Further, maintaining sufficient inventory levels to assure prompt delivery of our products increases the amount of inventory which may become obsolete and increases the risk that the obsolescence of such inventory may have an adverse effect on our business and operating results. Our operating results may also fluctuate as a result of a number of other factors, including increased competition, customer order patterns, changes in product mix, product warranty returns and announcements of new products by us or our competitors. Accordingly, our historical financial performance is not necessarily a meaningful indicator of future results, and, in general, we expect that our financial results may vary from period to period. See Note 14 of Notes to Financial Statements.

Results of Operations

The following table presents selected financial information derived from ADTRAN's statements of income expressed as a percentage of sales for the years indicated.

Years Ended December 31,
Percentage of Sales                                1999    1998    1997
Sales:
   CN                                              62.9%   58.5%   64.8%
   EN                                              37.1    41.5    35.2
------------------------------------------------  -----   -----   -----
   Total sales                                    100.0   100.0   100.0
Cost of sales                                      48.7    45.4    49.1
------------------------------------------------  -----   -----   -----
  Gross profit                                     51.3    54.6    50.9
Selling, general and administrative expenses       19.5    21.7    17.0
Research and development expenses                  11.4    13.0    11.3
------------------------------------------------  -----   -----   -----
  Operating income                                 20.4    19.9    22.6
Interest income                                     1.5     2.0     1.6
Interest expense                                   (0.6)   (0.8)   (0.8)
Other income (expense)                             (0.2)    0.1     0.2
------------------------------------------------  -----   -----   -----
  Income before provision for income taxes         21.0    21.2    23.7
Provision for income taxes                          7.1     7.1     8.5
------------------------------------------------  -----   -----   -----
  Net income                                       13.9%   14.1%   15.2%


1999 Compared to 1998

Sales

ADTRAN's sales increased 28.0% from $286,559,000 in 1998 to $367,207,000 in
1999. The increased sales resulted from increased sales volume to existing customers and from increased market penetration. Sales for the CN increased 37.9% from $167,500,000 in 1998 to $230,967,000 in 1999. CN sales as a percentage of total sales increased from 58.5% in 1998 to 62.9% in 1999. Sales of EN products increased 14.4% from $119,059,000 in 1998 to $136,241,000 in
1999. As a percentage of total sales, EN sales decreased from 41.5% in 1998 to 37.1% in 1999. The primary factors leading to the increase in sales in 1999 were
(1) additional market penetration for ADTRAN's HDSL products, (2) continuing growth in demand for T1 products, (3) continuing growth in sales of the Atlas Integrated Access Device, and (4) the introduction of the Total Access(TM) product line (primarily directed to the CLEC market)


Cost of Sales

Cost of sales increased from $130,010,000 in 1998 to $178,630,000 in 1999. As a percentage of sales, cost of sales increased only from 45.4% in 1998 to 48.7% in 1999. This increase was due primarily to a rise in material cost as a percentage of sales. CN cost of sales increased from $75,926,000 in 1998 to $122,157,000 in 1999. CN cost of sales as a percentage of CN sales increased from 45.3% in 1998 to 52.9% in 1999. This increase resulted from an increase in the importance of sales of HDSL products which, for a portion of 1999, were at a lower margin due to a delay in the transition from one generation of HDSL products to the succeeding generation. EN cost of sales increased from $54,084,000 in 1998 to $56,472,000 in 1999. As a percentage of EN sales, EN cost of sales decreased from 45.4% in 1998 to 41.6% in 1999. An important part of our strategy is to reduce the product cost of each succeeding product generation and then to lower the product's price based on the cost savings achieved. This strategy sometimes results in variations in our gross profit margin due to timing differences between the lowering of product selling prices and the full recognition of cost reductions. In view of the rapid pace of new product introductions by ADTRAN, this strategy may result in variations in gross profit margins that, for any particular financial period, can be difficult to predict.


Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 15.6% from $62,061,000 in 1998 to $71,735,000 in 1999. Beginning in the first quarter of 1997, ADTRAN embarked on a program of expanding infrastructure in both sales and support personnel for our expanded customer base and for increased initiatives in the EN and international markets, as well as for the introduction and marketing of more technically enhanced products. This expansion program continued through-out 1997 and through the third quarter of 1998, at which point we determined that we had developed the sales and support capacity necessary to service our expanded revenue base. As a result, selling, general and administrative expense increased as a percentage of sales in 1998 compared to 1997 and decreased as a percentage of sales in

1999 compared to 1998. As a percentage of sales, selling, general and administrative expenses decreased from 21.7% in 1998 to 19.5% in 1999 because of operating efficiencies due to the larger sales base.

Research and Development Expenses

Research and development expenses increased 12.9% from $37,222,000 in 1998 to $42,018,000in 1999. This increase was due to increased engineering costs associated with new product introductions and feature enhancement activities.
As a percentage of sales, research and development expenses decreased from 13.0% in 1998 to 11.4% in 1999. ADTRAN continually evaluates new product opportunities and engages in intensive research and product development efforts. To date, we have expensed all product research and development costs as incurred. Additionally, ADTRAN frequently invests heavily in up-front market development efforts prior to the actual commencement of sales of a major new product. As a result, we may incur significant research and development expenses and selling, general and administrative expenses prior to the receipt of revenues from a major new product group. ADTRAN, Inc. is presently incurring both research and development expenses and selling, general and administrative expenses in connection with its new products and its expansion into international markets.

Interest Expense

Interest expense increased 1.1% from $2,287,000 in 1998 to 2,312,000 in 1999. ADTRAN currently pays interest on a $50,000,000 revenue bond, the proceeds of which were used to expand our facilities in Huntsville, AL.

Net Income

As a result of the above factors, net income increased by 26.4% from $40,310,000 in 1998 to $50,946,000 in 1999. As a percentage of sales, net income decreased from 14.1% in 1998 to 13.9% in 1999.



1998 Compared to 1997

Sales

ADTRAN's sales increased 8% from $265,335,000 in 1997 to $286,559,000 in 1998.
The increased sales resulted from increased sales volume to existing customers and from increased market penetration. CN sales decreased from $171,838,000 in 1997 to $167,500,000 in 1998 primarily because of a decline in international revenue. CN sales as a percentage of total sales decreased from 64.8% in 1997 to 58.5% in 1998. Sales of EN products increased 27.3% from $93,497,000 in 1997 to $119,059,000 in 1998. As a percentage of total sales, EN sales increased from 35.2% in 1997 to 41.5% in 1998. The increase in sales of EN products is attributable to increased demand for T1 Service Unit (TSU) products and Digital Data Service (DDS) products.

Cost of Sales

Cost of sales decreased from $130,254,000 in 1997 to $130,010,000 in 1998. As a percentage of sales, cost of sales decreased from 49.1% in 1997 to 45.4% in 1998. This decrease was due primarily to reductions in component cost and product design enhancements. CN cost of sales decreased from $87,270,000 in 1997 to $75,926,000 in 1998. CN cost of sales as a percentage of CN sales decreased from 50.8% in 1997 to 45.3% in 1998. EN cost of sales increased from $42,984,000 in 1997 to $54,084,000 in 1998. As a percentage of EN sales, EN cost of sales decreased from 46.0% in 1997 to 45.4% in 1998.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 38.0% from $44,973,000 in 1997 to $62,061,000 in 1998. Beginning in the first quarter of 1997, ADTRAN embarked on a program of expanding infrastructure in both sales and support personnel for its expanded customer base and for increased initiatives in the EN and international markets, as well as for the introduction and marketing of more technically enhanced products. This expansion program continued through-out 1997 and through the third quarter of 1998, at which point we determined that we had developed the sales and support capacity necessary to service our expanded revenue base. As a result, sales, general, and administrative expenses increased as a percentage of sales in 1998 compared to 1997 and decreased a percentage of sales in 1999 compared to 1998. As a percentage of sales, selling, general and administrative expenses increased from 17.0% in 1997 to 21.7% in 1998.

Research and Development Expenses

Research and development expenses increased 23.8% from $30,055,000 in 1997 to $37,222,000 in 1998. This increase was due to increased engineering costs associated with new product introductions and feature enhancement activities. As a percentage of sales, research and development expenses increased from 11.3% in 1997 to 13.0% in 1998.


Interest Expense

Interest expense increased 24.4% from $1,839,000 in 1997 to $2,287,000 in 1998. ADTRAN currently pays interest on $50,000,000 of revenue bond proceeds of which $20,000,000 was loaned to ADTRAN in January 1995, and $30,000,000 was loaned to ADTRAN in April 1997. The proceeds were used to expand our facilities in Huntsville, Alabama. The increase in interest expense in 1998 was due primarily to a full year's interest being incurred in 1998 on the additional $30,000,000 borrowed in April 1997 versus only a partial year in 1997.


Net Income

As a result of the above factors, net income increased slightly from $40,209,000 in 1997 to $40,310,000 in 1998. As a percentage of sales, net income decreased from 15.2% in 1997 to 14.1% in 1998.




Liquidity and Capital Resources

We are committed to spend approximately an additional $15,000,000 completing the construction of Phase IV of our corporate headquarters in Huntsville, Alabama with an expected completion date of June 30, 2000. Over the next several years, we expect to spend approximately an additional $25,000,000 to equip Phase IV. Fifty million dollars of this project was approved for participation in an incentive program offered by the Alabama State Industrial Development Authority (the "Authority"). That incentive program enables participating companies to generate Alabama corporate income tax credits that can be used to reduce the amount of Alabama corporate income taxes that would otherwise be payable. There can be no assurance that the State of Alabama will continue to make these corporate income tax credits available in the future, and we therefore may not realize the full benefit of these incentives. Through December 31, 1999, the Authority had issued a taxable revenue bond in the principal amount of $50,000,000 pursuant to the incentive program and loaned the proceeds from the sale of the bond to us. We are required to make payments to the Authority in amounts necessary to pay the principal of and interest on the Authority's Taxable Revenue Bond, Series 1995, as amended, currently outstanding in the aggregate principal amount of $50,000,000. The bond matures on January 1, 2020, and bears interest at the rate of 45 basis points over the money market rate of First Union National Bank of Tennessee.

Our working capital position improved from $150,535,000 as of December 31, 1998 to $180,829,000 as of December 31, 1999. This improvement was due primarily to earnings and the receipt of cash generated form operations. We have used, and expect to continue to use, the cash generated from operations for working capital and other general corporate purposes, including (i) product development activities to enhance our existing products and develop new products and (ii) expansion of sales and marketing activities. Inventory decreased 10.8% for the fiscal year ended December 31, 1999 as compared to fiscal year ended December 31, 1998.

On March 31, 1997, the Board of Directors authorized us to re-purchase up to 1,000,000 shares of our outstanding common stock. In October 1998, the Board approved the re-purchase of an additional 2,000,000 shares. As of December 31, 1999, we had re-purchased 1,120,136 shares of our common stock at a total cost of $23,537,000.

We used capital expenditures totaling $36,237,000, $23,096,000 and $18,221,000 in 1999, 1998 and 1997, respectively, to expand our headquarters and to purchase equipment.

At December 31, 1999, our cash on hand of $37,501,000, short-term investments of $41,081,000 and $10,000,000 available under a bank line of credit placed our potential cash availability at $88,581,000. Our $10,000,000 bank line of credit bears interest at the rate of 87.5 basis points over the 30 day London inter-bank offered rate and expires on March 29, 2000. We anticipate renewing the $10,000,000 bank line of credit upon its expiration. We intend to finance our operations in the future with cash flow from operations and amounts available under the bank line of credit. We expect these available sources of funds to be adequate to meet our operating and capital needs for the foreseeable future.

ITEM 7A. QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

ADTRAN has not conducted transactions, established commitments or entered into relationships requiring disclosures beyond those provided elsewhere in this Form 10-k.



ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
--------------------------------------------------------------------------------

The following financial statements are contained in this report.

                                                                                          Page

      Report of Independent Certified Public Accountants                                   21

      Financial Statements for Years Ended December 31, 1999, 1998 and 1997
               Balance Sheets                                                              22
               Statements of Income                                                        23
               Statements of Changes in Stockholders' Equity                               24
               Statements of Cash Flows                                                    25

      Schedule II - Valuation and Qualifying Accounts                                      39


                       Report of Independent Accountants


To the Board of Directors
and Stockholders of ADTRAN, Inc.

In our opinion, the financial statements listed in the index appearing under
Item 14 (a)(1) on page 35 present fairly, in all material respects, the financial position of ADTRAN, Inc. at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 14(a)(2) on page 35 present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP

Birmingham, Alabama
January 12, 2000

Balance Sheets
--------------------------------------------------------------------------------
December 31, 1999 and 1998

                                                                                        1999              1998
                                                                                -----------------------------------
ASSETS

Current Assets:
       Cash and cash equivalents                                                     $ 37,500,674      $ 10,009,320
       Short-term investments                                                          41,080,776        40,795,068
       Accounts receivable, less allowance for doubtful accounts of
        $1,018,400 and $958,805 in 1999 and 1998, respectively                         60,036,876        46,588,319

       Other receivables                                                                4,458,525           697,074
       Inventory                                                                       58,568,773        65,700,576
       Prepaid expenses                                                                 1,410,286         1,354,366
       Deferred income taxes                                                            4,069,937         2,416,685
-------------------------------------------------------------------------------------------------------------------
            Total current assets                                                      207,125,847       167,561,408
Property, plant and equipment,  net                                                   104,587,755        78,894,317
Other assets                                                                              220,000           220,000
Long-term investments                                                                 244,362,579        50,035,000
-------------------------------------------------------------------------------------------------------------------
            Total assets                                                             $556,296,181      $301,710,725
-------------------------------------------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable                                                              $ 12,773,848      $ 10,980,097
       Accrued salaries                                                                 3,240,692         1,828,462
       Accrued income taxes                                                             6,096,459         1,060,795
       Accrued taxes other than income taxes                                              728,077           252,548
       Warranty liability                                                               1,519,945         1,519,945
       Compensated absences                                                             1,619,534         1,384,802
-------------------------------------------------------------------------------------------------------------------
              Total current liabilities                                                25,978,555        17,026,649
Bonds payable                                                                          50,000,000        50,000,000
Deferred income taxes                                                                  80,265,155         3,295,140
-------------------------------------------------------------------------------------------------------------------
              Total liabilities                                                       156,243,710        70,321,789
-------------------------------------------------------------------------------------------------------------------

Stockholders' equity:
       Common stock, par value $.01 per share; 200,000,000
         shares authorized; 39,466,644 shares issued in 1999
         and 39,423,479 in 1998                                                          394,466           394,235
       Additional paid-in capital                                                     90,832,913        90,640,451
       Accumulated other comprehensive income                                        116,000,000
       Retained earnings                                                             214,834,541       163,570,297
------------------------------------------------------------------------------------------------------------------
                                                                                     422,061,920       254,604,983
       Less treasury stock at cost:  1,047,225 and 1,100,081
        shares in 1999 and 1998, respectively                                        (22,009,449)      (23,216,047)
------------------------------------------------------------------------------------------------------------------
                      Total stockholders' equity                                     400,052,471       231,388,936
------------------------------------------------------------------------------------------------------------------

                      Total liabilities and  stockholders' equity                   $556,296,181      $301,710,725
------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

Statements of Income
--------------------------------------------------------------------------------
for the years ended December 31, 1999, 1998 and 1997

                                                                    1999                  1998                 1997
                                                             ----------------------------------------------------------

Sales                                                            $367,207,437          $286,558,950        $265,334,768
Cost of sales                                                     178,629,643           130,009,879         130,253,531
-----------------------------------------------------------------------------------------------------------------------
               Gross profit                                       188,577,794           156,549,071         135,081,237

Selling, general and administrative expenses                       71,734,959            62,060,907          44,973,175
Research and development expenses                                  42,017,779            37,221,780          30,055,091
-----------------------------------------------------------------------------------------------------------------------
               Income from operations                              74,825,056            57,266,384          60,052,971

Other income (expenses):
     Interest income                                                5,349,762             5,824,223           4,175,032
     Interest expense                                              (2,311,667)           (2,286,821)         (1,838,814)
     Other                                                           (672,920)             (188,530)            437,639
-----------------------------------------------------------------------------------------------------------------------
                                                                    2,365,175             3,348,872           2,773,857

Income before income taxes                                         77,190,231            60,615,256          62,826,828
Provision for income taxes                                         26,244,679            20,305,606          22,617,556
-----------------------------------------------------------------------------------------------------------------------
               Net income                                        $ 50,945,554          $ 40,309,650        $ 40,209,272

Weighted average shares outstanding assuming dilution (1)          38,831,091            39,163,763          39,565,497
-----------------------------------------------------------------------------------------------------------------------

Earnings per common share - assuming dilution (1)                       $1.31                 $1.03               $1.02

Earnings per common share - basic                                       $1.33                 $1.03               $1.03
-----------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

(1) Assumes exercise of dilutive stock options calculated under the treasury stock method.

Statements of Changes in Stockholders' Equity
--------------------------------------------------------------------------------
for the years ended December 31, 1999, 1998 and 1997



                                 Common Stock

                                  Number    Par Value   Additional     Retained    Treasury Stock   Unrealized Gain       Total
                                of shares   ($.01 Per     Paid-In      Earnings                      on Marketable    Stockholders'
                                              Share)      Capital                                        Equity           Equity
                                                                                                       Securities
Balance, December 31, 1996      38,769,514   $387,695   $90,172,863  $ 82,318,341   $           0      $          0    $172,878,899
Net income                                                             40,209,272                                        40,209,272
Stock options exercised
     Various prices per share      611,750      6,118       409,752                                                         415,870
Purchase of treasury stock:
     100,000 shares                                                                    (2,200,000)                       (2,200,000)
Income tax benefit from
 exercise of non-qualified
 stock options                                                            733,034                                           733,034

-----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1997      39,381,264    393,813    90,582,615   123,260,647      (2,200,000)                      212,037,075
Net Income                                                             40,309,650                                        40,309,650
Stock options exercised
     Various prices per share       42,215        422        57,836                                                          58,258
Purchase of treasury stock:
     1,000,081 shares                                                                 (21,016,047)                      (21,016,047)

-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998      39,423,479    394,235    90,640,451   163,570,297     (23,216,047)                      231,388,936
Net Income                                                             50,945,554                                        50,945,554
Unrealized gain on marketable
 securities (net of deferred
 tax of 76,000,000)                                                                                     116,000,000     116,000,000


Stock options exercised
     Various prices per share       23,165        231       192,462                     1,532,589                         1,725,282
Purchase of treasury stock:
     20,055 shares                                                                       (325,991)                         (325,991)
Income tax benefit from
 exercise of non-qualified
 stock options                                                            318,690                                           318,690
-----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1999      39,446,614   $394,466   $90,832,913  $214,834,541    ($22,009,449)      $116,000,000   $400,052,471

During 1999 ADTRAN issued 72,911 shares of Treasury Stock to accommodate employee stock option exercise.

Comprehensive income of $ 166,945,554 consists of 116,000,000 unrealized gain on marketable securities (net of deferred tax) and net income of $50,945,554.

The accompanying notes are an integral part of these financial statements.

Statements of Cash Flows
--------------------------------------------------------------------------------
for the years ended December 31, 1999, 1998 and 1997

                                                                        1999                 1998                  1997
                                                               ------------------------------------------------------------
Cash flows from operating activities:
     Net income                                                      $ 50,945,554        $ 40,309,650          $ 40,209,272
     Adjustments to reconcile net income to net cash
          provided by operating activities:
     Depreciation                                                      10,546,594           9,002,669             7,342,518
     Provision for warranty claims                                                          1,506,432             1,435,259
     (Gain) loss on sale of property, plant, and equipment                 (5,050)                                   (9,884)
     (Gain) loss on sale of short-term investments
      classified as available-for-sale                                    417,749              24,367                (6,063)
     Deferred income taxes                                               (683,237)          1,188,956              (313,867)
     Change in operating assets:
          Accounts receivable                                         (13,448,557)         (5,681,432)           (7,081,327)
          Inventory                                                     7,131,803         (26,331,473)            1,423,543
          Other assets                                                 (3,820,781)           (579,689)              932,165
     Change in operating liabilities:
          Accounts payable                                              1,793,751           1,858,827              (228,996)
          Other liabilities                                             7,158,155          (4,555,110)            1,284,106
---------------------------------------------------------------------------------------------------------------------------
               Net cash provided by operating activities               60,035,981          16,743,197            44,986,726
---------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
     Expenditures for property, plant and equipment                   (36,236,622)        (23,095,854)          (18,220,850)
     Proceeds from the disposition of property, plant,
          and equipment                                                     5,050                                    58,297
     Sale\Purchase of restricted investments                            2,672,421          (5,035,000)          (50,000,000)
     Purchase of short-term investments classified as
          available-for-sale                                             (703,457)         (2,986,195)           (5,271,247)
---------------------------------------------------------------------------------------------------------------------------
               Net cash used in investing activities                  (34,262,608)        (31,117,049)          (73,433,800)
---------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
     Redemption of bonds payable                                                                                (20,000,000)
     Proceeds from bond issuance                                                                                 50,000,000
     Proceeds from issuance of common stock                             1,725,282              58,258               415,870
     Income tax benefit from exercise of non-qualified
          stock options                                                   318,690                                   733,034
     Purchase of treasury stock                                          (325,991)        (21,016,047)           (2,200,000)
---------------------------------------------------------------------------------------------------------------------------
               Net cash provided by financing activities                1,717,981         (20,957,789)           28,948,904
---------------------------------------------------------------------------------------------------------------------------

               Net (decrease) increase in cash and cash                27,491,354         (35,331,641)              501,830
                equivalents
Cash and cash equivalents, beginning of year                           10,009,320          45,340,961            44,839,131
---------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                               $ 37,500,674        $ 10,009,320          $ 45,340,961
---------------------------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
     Cash paid during the year for interest, net of
           Capitalized interest of  $0, $35,172, and
            $204,153 in 1999, 1998 and 1997, respectively            $  2,311,667        $  2,276,495          $  1,844,741

     Cash paid during the year for income taxes                      $ 22,094,478        $ 23,964,517          $ 20,042,644
---------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

Notes to Financial Statements


Note 1 - Summary of Significant Accounting Policies

ADTRAN, Inc. designs, develops, manufactures, markets, and services a broad range of high-speed digital transmission products utilized by providers of telecommunications services (serviced by ADTRAN's Carrier Networks Division or
CN) and corporate end-users (serviced by ADTRAN's Enterprise Networks Division or EN) to implement advanced digital data services over existing telephone networks. We also customize many of our products for private label distribution and for original equipment manufacturers to incorporate into their own products. Most of our CN and EN products are connected to the local loop, which is the largest existing infrastructure of the telephone network, predominantly consisting of copper wireline, which connects end-users to a Central Office, the facility that provides local switching and distribution functions. The balance of our products are used in the CN Central Offices.

Cash and Cash Equivalents:

Cash and cash equivalents represent demand deposits, money market accounts, and short-term investments classified as held-to-maturity (see Note 2) with original maturities of three months or less.

Financial Instruments:

The carrying amount reported in the balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximates fair value due to the immediate or short-term maturity of these financial instruments. The carrying amount reported for the bonds payable approximates fair value because the underlying instruments are at variable rates that re-price frequently.

Investments represent re-marketed preferred stocks, municipal bonds, and marketable equity securities. Re-marketed preferred stocks are designed to be marketed as money market instruments. These instruments' dividend rates reset on a short-term basis to maintain the price of the instruments at par. These instruments may be redeemed on the date the interest rate resets. The fair value of short-term investments is estimated based on quoted market prices (see Note
2). Realized gains or losses are computed under the specific identification method.

Long-term investments represent restricted money market funds (see Note 6), marketable equity securities, and other equity investments (see Note 2). The fair value of the restricted money market funds approximate fair value due to a variable interest rate. The marketable equity securities are reported at market value as determined by the most recently traded price of the securities at the balance sheet date although the securities may not be readily marketable due to the size of the available market. Unrealized gains and losses, net of tax, are reported as a separate component of stockholder's equity. Realized gains and losses are computed under the specific identification method and are included in current income.

Inventory:

Inventory is carried at the lower of cost or market, with cost being determined using the first-in, first-out method.

Property, Plant, and Equipment:

Property, plant, and equipment, which is stated at cost, is depreciated using methods which approximate straight-line depreciation over the estimated useful lives of the assets. ADTRAN depreciates its building and land improvements from five to thirty-nine years, office machinery and equipment from three to seven years and its engineering machinery and equipment from three to seven years. Expenditures for repairs and maintenance are charged to expense as incurred; betterments which materially prolong the lives of the assets are capitalized. The cost of assets retired or otherwise disposed of and the related accumulated depreciation are removed from the accounts and the gain or loss on such disposition is included in income.

Long-Lived Assets:

We recognize impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying values. There were no such losses recognized during 1999, 1998, and 1997.

Research and Development Costs:

Research and development costs are expensed as incurred.

Comprehensive Income:

Comprehensive Income consists of net income and unrealized gains and losses on marketable securities, net of deferred taxes, and is presented in the Statements of Changes in Stockholder's Equity. The adoption of Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, in 1998 had no impact on total stockholders' equity.


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

Income Taxes:

ADTRAN utilizes the asset and liability method of accounting for income taxes which requires the establishment of deferred tax liabilities and assets, as measured by enacted tax rates, for all temporary differences caused when the tax bases of assets and liabilities differ from those reported in the financial statements.

Earnings Per Share:

Earnings per common share and earnings per common share (assuming dilution) are based on the weighted average number of common and, when dilutive, common equivalent shares outstanding during the year (see Note 13).

Recently Issued Accounting Standards:

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires all derivatives to be measured at fair value and recognized as either assets or liabilities on the balance sheet. Changes in such fair value are required to be recognized immediately in net income (loss) to the extent the derivatives are not effective as hedges. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000 and is effective for interim periods in the initial year of adoption. ADTRAN does not currently hold any derivative financial instruments.


Note 2 - Investments

At December 31, 1999 and 1998, we held the following securities as available-for-sale or held-to-maturity recorded at amortized cost which approximates fair value, except certain long-term investments in market equity securities which are recorded at fair market value:

  1999
  -----------------------------------------------------------------------------------------------------------
  Short-term investments, available-for-sale:

       Municipal bonds:                                                        $ 35,342,510
       Other:
                Commercial paper, US Government securities and
                 preferred stock                                                  5,738,266
  -----------------------------------------------------------------------------------------------------------
  Total short-term investments 1999                                            $ 41,080,776

  Long-term investments:
       Restricted Money market funds (see Note 6)                              $ 50,000,000
       Investment in Marketable Equity Securities                               117,828,577
       Other equity investments                                                     534,002
  -----------------------------------------------------------------------------------------------------------
  Total long-term investments 1999                                             $168,362,579
  Gross unrealized gains on investment in marketable equity securities were $192,000,000 in 1999.


1998
Short-term investments, available-for-sale:
Municipal Bonds                                                                $ 34,553,013
Re-marketed preferred stocks:
GE Capital preferred asset corporation A series A                                 5,000,000
Other
Commercial paper, US Government securities and preferred stock                    1,242,055
-----------------------------------------------------------------------------------------------------------
Total short-term investments 1998                                              $ 40,795,068


Long-term investments:
Restricted Money market funds (see Note 6)                                     $ 50,000,000
Other equity investments                                                          5,035,000
-----------------------------------------------------------------------------------------------------------
Total long-term investments 1998                                               $ 55,035,000



Note 3 - Inventory

At December 31, 1999 and 1998 inventory consisted of the following:

                                                                              1999                     1998
                                                                   --------------------------------------------
Raw materials                                                              $30,143,435              $39,787,631
Work in process                                                             15,763,155                7,935,771
Finished goods                                                              12,662,183               17,977,174
---------------------------------------------------------------------------------------------------------------
                                                                           $58,568,773              $65,700,576


Note 4 - Property, Plant, and Equipment

Property, plant, and equipment was comprised of the following at December 31, 1999 and 1998:


                                                                                    1999                      1998
                                                                                -------------            --------------
Land                                                                            $  4,263,104              $  4,263,104
Building                                                                          26,389,365                28,684,088
Construction in progress                                                          44,248,566                12,119,342
Land improvements                                                                  9,499,352                 9,499,352
Office machinery and equipment                                                    24,590,473                22,683,087
Engineering machinery and equipment                                               36,013,355                31,548,285
----------------------------------------------------------------------------------------------------------------------
                                                                                 145,004,215               108,797,258

Less accumulated depreciation                                                    (40,416,460)              (29,902,941)
----------------------------------------------------------------------------------------------------------------------
                                                                                $104,587,755              $ 78,894,317


Note 5 - Line of Credit

ADTRAN has a $10,000,000 line of credit at a bank, which bears interest at the rate of 87.5 basis points over the 30 day London inter-bank offered rate. At December 31, 1999 and 1998, ADTRAN had no borrowings outstanding under this line. The line of credit expires on March 29, 2000.

Note 6 - Alabama State Industrial Development Authority Financing

In conjunction with an expansion of our Huntsville, Alabama facility, ADTRAN was approved for participation in an incentive program offered by the State of Alabama Industrial Development Authority (the "Authority"). Pursuant to such program, on January 13, 1995, the Authority issued $20,000,000 of its taxable revenue bonds pursuant to such program and loaned the proceeds from the sale of the bonds to us. The bonds were originally purchased by AmSouth Bank of Alabama, Birmingham, Alabama (the "Bank"). First Union National Bank of Tennessee, Nashville, Tennessee (the "Bondholder") purchased the original bond from the Bank and made further advances to the Authority bringing the total amount outstanding to $50,000,000. An Amended and Restated Taxable Revenue Bond ("Amended and Restated Bond"), was issued and the original financing agreement was amended. The Amended and Restated Bond bears interest, payable monthly, at the rate of 45 basis points over the money market rate of the Bondholder and will mature on January 1, 2020. ADTRAN is required to make payments to the Authority in amounts necessary to pay the principal of and interest on the Amended and Restated Bond. Included in long-term investments is $50,000,000, which is restricted for payment of principal of this bond. Construction on the project began in March 1995 and certain phases were completed by December 31, 1999.


Note 7 - Income Taxes

A summary of the components of the provision (benefit) for income taxes as of December 31 is as follows:

                                                                           1999                1998               1997
                                                                         -------------------------------------------------
Current:
Federal                                                                  $24,764,293        $17,551,986        $21,251,520
State                                                                      2,163,623          1,564,664          1,679,903
--------------------------------------------------------------------------------------------------------------------------
Total Current                                                             26,927,916         19,116,650         22,931,423
Deferred tax provision (benefit)                                            (683,237)         1,188,956           (313,867)
--------------------------------------------------------------------------------------------------------------------------
Total provision for income taxes                                         $26,244,679        $20,305,606        $22,617,556

The provision for income taxes differs from the amounts computed by applying the federal statutory rate due to the following:

                                                                           1999                1998               1997
                                                                         ------------------------------------------------
Tax provision computed at the federal statutory rate
     (35% in 1999, 1998 and 1997)                                        $27,016,582        $21,215,340       $21,989,390
State income tax provision, net of federal benefit                         1,406,355          1,017,032         1,091,936
Federal research credits                                                  (1,880,205)        (1,650,877)       (1,248,925)
Permanent differences and other                                             (298,053)          (275,889)          785,155
-------------------------------------------------------------------------------------------------------------------------
                                                                         $26,244,679        $20,305,606       $22,617,556


Temporary differences which create deferred tax assets and liabilities at December 31, 1999 and 1998 are detailed below.

                                                               1999                                1998
                                                       ----------------------------------------------------------------
                                                        Current         Non-current        Current          Non-current
Property, plant and equipment                                           ($4,265,155)                        ($3,295,140)
Investments                                                             (76,000,000)
Accounts receivable                                    $  400,740                          $  422,758
Inventory                                               2,433,811                             844,519
Accruals                                                1,235,385                           1,149,408
-----------------------------------------------------------------------------------------------------------------------
Deferred tax asset (liability)                         $4,069,936      ($80,265,155)       $2,416,685       ($3,295,140)


No valuation allowance is deemed necessary by management as the realization of recorded deferred tax assets is considered more likely than not.

Note 8 - Operating Leases

ADTRAN leases office space and equipment under operating leases. As of December 31, 1999, future minimum rental payments under the non-cancellable operating leases are approximately as follows:

2000                                                                      $  551,000
2001                                                                         368,000
2002                                                                         216,000
2003                                                                         108,000
                                                                          $1,243,000

Rental expense was approximately $988,000, $908,000 and $657,000, in 1999, 1998 and 1997, respectively.


Note 9 - Employee Incentive Stock Option Plan and Directors' Stock Option Plan

The Board of Directors of ADTRAN adopted the 1996 Employees Incentive Stock Option Plan (the "1996 Plan") effective February 14, 1996, as amended, under which 2,488,100 shares of common stock were reserved for issuance to certain employees and officers through incentive stock options and non-qualified stock options. In addition, non-qualified options for 612,000 shares were granted in 1999 and become effective upon approval of additional option shares by our stockholders. Because approval is anticipated, these options have been included in the tables below and in the calculation of earnings per share. We currently have options outstanding under our 1986 Employee Incentive Stock Option Plan (the "1986 Plan"), which expired on February 14, 1996. Options granted under the 1996 Plan or the 1986 Plan become exercisable after one year of continued employment after the date of grant or pursuant to a five year vesting schedule beginning on the first anniversary of the grant date. Expiration dates of options outstanding under the 1996 Plan and the 1986 Plan at December 31, 1999 range from 2000 to 2009.

The Board of Directors of ADTRAN adopted a Directors' Stock Option Plan ("Director's Plan") effective October 31, 1995, as amended, under which 200,000 shares of common stock have been reserved. The Director's Plan is a formula plan to provide options to non-employee directors of ADTRAN. At December 31, 1999, 72,000 options had been granted under the plan. Expiration dates of options outstanding under the Director's Stock Option Plan at December 31, 1999 range from 2005 to 2009.

Pertinent information regarding the stock plans is as follows:

                                                                              Weighted
                                                 Number        Range of       Average
                                                   of          Exercise       Exercise   Vesting
                                                Options         Prices         Price    Provisions
--------------------------------------------------------------------------------------------------
Options outstanding, December 31, 1996         1,204,056   $  .11  -  $65.75   $ 20.38     Various
Options granted                                  697,750    22.00  -  $42.38   $ 25.62     Various
Options granted                                    3,000    42.72  -  $42.72   $ 42.72     Various
Options granted                                   21,700    25.37  -  $45.78   $ 32.26     Various
Options cancelled                                (38,300)   22.00  -  $65.75   $ 50.89     Various
Options exercised                               (611,750)  $  .11  -  $31.75   $   .68     Various
--------------------------------------------------------------------------------------------------
Options outstanding, December 31, 1997         1,276,456   $  .17  -  $65.75   $ 32.24     Various
Options granted                                1,018,225    18.31  -  $26.25   $ 21.46     Various
Options granted                                   10,250    30.50  -  $31.00   $ 30.69     Various
Options cancelled                                (45,370)   21.31  -  $65.75   $ 35.61     Various
Options exercised                                (42,215)  $  .17  -  $ 3.33   $  1.38     Various
--------------------------------------------------------------------------------------------------
Options outstanding, December 31, 1998         2,217,346   $  .50  -  $65.75   $ 27.78     Various
Options granted                                  504,000    18.13  -  $39.69   $ 35.75     Various
Options granted                                  642,000    18.88  -  $65.75   $ 36.05     Various
Options cancelled                               (166,875)   21.28  -  $65.75   $ 32.52     Various
Options exercised                                (96,076)  $  .50  -  $31.75   $ 17.96     Various
Options outstanding, December 31, 1999         3,100,395   $ 1.50  -  $65.75   $30.875     Various


The following table summarizes information about stock options outstanding at December 31, 1999:


                                                         Weighted
                                                          Average          Weighted                          Weighted
      Range of                         Number            Remaining         Average               Number       Average
     Exercise                       Outstanding         Contractual        Exercise            Exercisable   Exercise
      Prices                          12/31/99             Life             Price               12/31/99       Price

$ 1.50  -   $ 3.33                    110,150              3.47             $ 2.28               110,150      $ 2.28
$12.53  -   $21.31                    896,135              8.72             $21.13               168,760      $20.75
$21.81  -   $27.50                    652,400              7.56             $25.26               240,913      $25.33
$30.38  -   $46.25                  1,161,310              9.07             $36.09                76,180      $36.19
$56.25  -   $65.75                    281,500              6.59             $63.49               160,200      $63.70
---------------------------------------------------------------------------------------------------------------------
                                    3,100,395                                                    756,203


The options above were issued at exercise prices which approximate fair market value at the date of grant. At December 31, 1999, 290,420 options were available for grant under the plans. ADTRAN applies APB Opinion 25 and related Interpretations in accounting for its stock plans. Accordingly, no compensation cost has been recognized related to stock options. Had compensation cost for ADTRAN's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed in SFAS No. 123, ADTRAN's net income and earnings per share would have been reduced to the pro forma amounts indicated below:


                                                                1999                 1998                  1997
                                                            -------------------------------------------------------
Net income - as reported                                    $50,945,554          $40,309,650            $40,209,272
Net income - pro forma                                       44,190,609           35,417,764             37,634,225
Earnings per share - as reported
 assuming dilution                                          $      1.31          $      1.03            $      1.02
Earnings per share - pro forma
 assuming dilution                                          $      1.14          $       .90            $       .96



The pro forma amounts reflected above are not representative of the effects on reported net income in future years because, in general, the options granted typically do not vest for several years and additional awards are made each year. The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                                 1999                       1998                      1997
                                                                ----------------------------------------------------------
Dividend yield                                                      0%                         0%                        0%
Expected life (years)                                               6                          5                         5
Expected volatility                                              59.4%                      59.1%                     49.1%
Risk-free interest rate                                          5.69%                      4.67%                     6.06%


Note 10 - Employee Benefit Plan

In March 1990, ADTRAN adopted an incentive savings plan (the "Savings Plan") for all of its employees. The Savings Plan provides certain employment benefits to all eligible employees and qualifies as a deferred arrangement under Section 401(k) of the Internal Revenue Code of 1986, as amended. ADTRAN matches one-half of a participant's contribution, limited to 5% of a participant's income. An employee's interest in ADTRAN's contributions becomes 100% vested at the date participation in the Savings Plan commenced. Charges to operations for the plan amounted to approximately $1,288,000, $928,000, $717,000, in 1999, 1998 and
1997, respectively.

Note 11 - Segment Information and Major Customers

We operate two reportable segments - (1) CN and (2) EN. The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies" (see Note 1) to the extent that such policies affect the reported segment information. ADTRAN evaluates the performance of its segments based on gross profit; therefore, selling, general and administrative costs, as well as research and development, interest income/expense, and provision for taxes, is reported on an entity wide basis only. There are no intersegment revenues.

The table below presents information about the reported sales and gross profit of ADTRAN for each of the years in the three year period ended December 31, 1999. Asset information by reportable segment is not reported, since we do not produce such information internally.


                                     1999                              1998                               1997
                            Sales          Gross Profit        Sales        Gross Profit          Sales         Gross Profit
                          --------------------------------------------------------------------------------------------------
(in thousands)
CN                        $230,967           $108,809         $167,500         $ 91,574          $171,838         $ 84,568
EN                         136,240             79,768          119,059           64,975            93,497           50,513
--------------------------------------------------------------------------------------------------------------------------
Total                     $367,207           $188,577         $286,559         $156,549          $265,335         $135,081

The following is sales information by geographic area for the years ended December 31:

Sales (in thousands)
                                                      1999                    1998                    1997
                                                    --------------------------------------------------------
United States                                       $357,699                $277,062                $242,230
Foreign                                                9,508                   9,497                  23,105
                                                    --------------------------------------------------------
                                                    $367,207                $286,559                $265,335

Sales of ADTRAN's transmission and test equipment to the Regional Bell Operating Companies (RBOCs) and GTE, also known as Incumbent Local Exchange Carriers (ILECs), amounted to approximately 55%, 49% and 52% of total sales during the years ended December 31, 1999, 1998 and 1997, respectively. ADTRAN's EN Division sells a significant portion of our products to value added resellers through a multi-tier distribution system. Sales of this type amounting to 27%, 25%, and 16% of ADTRAN's revenue for each of the years ended December 31, 1999, 1998 and 1997 respectfully were routed through four fulfillment distributors.


Note 12 - Contingencies

We have certain contingent liabilities resulting from litigation arising in the normal course of business. Although the outcome of any litigation can never be certain, it is ADTRAN's opinion that the outcome of such contingencies will not materially affect our business, operations, financial condition or cash flows.


Note 13 - Earnings Per Share

A summary of the calculation of basic and diluted earnings per share for the years ended December 31, 1999, 1998 and 1997 is as follows:

                                                                        For the Year Ended 1999
                                                         -------------------------------------------------------
                                                           Income                 Shares               Per-Share
                                                         (Numerator)          (Denominator)             Amount
Basic EPS
Income available to common stockholders                  $50,945,554           38,334,507                $1.33

Effect of Dilutive Securities
Stock Options                                                      0              496,584

Diluted EPS
Income available to common stockholders
  (with dilution) for assumed options exercised          $50,945,554           38,831,091                $1.31


                                                                        For the Year Ended 1998
                                                        --------------------------------------------------------
                                                           Income                Shares                Per-Share
                                                         (Numerator)          (Denominator)             Amount
Basic EPS
Income available to common stockholders                  $40,309,650            38,981,558               $1.03

Effect of Dilutive Securities
Stock Options                                                      0               182,205

Diluted EPS
Income available to common stockholders
  + assumed conversions                                  $40,309,650            39,163,763               $1.03



                                                                         For the Year Ended 1997
                                                        --------------------------------------------------------
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


                  1999                                        1998                                       1997
-----------------------------------------   ------------------------------------------   ---------------------------------------
Options         Exercise                     Options        Exercise                     Options        Exercise
Granted           Price        Expiration    Granted          Price         Expiration   Granted         Price        Expiration

   46,000     $31.75-$46.25       2005        58,450      $31.75-$46.25        2005        3,500         $46.25          2005
  276,000     $39.75-$65.75       2006       307,400      $30.50-$65.75        2006      294,400      $56.25-$65.75      2006
   23,100     $37.88-$42.72       2007        31,900      $27.50-$42.72        2007       17,700      $37.63-$42.38      2007
1,083,710     $36.06-$51.44       2009        28,500      $26.25-$30.38        2008

Note 14 - Summarized Quarterly Financial Data (Unaudited)

The following table presents unaudited quarterly operating results for each of ADTRAN's last eight fiscal quarters. This information has been prepared by ADTRAN on a basis consistent with our audited financial statements and includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of the data.


                                                                        Three Months Ended
(In thousands, except for per share amounts)             March 31      June 30    September 30     December 31
                                                           1999          1999         1999             1999
--------------------------------------------------------------------------------------------------------------
Net sales                                                $77,163       $88,507      $97,067         $104,470
Gross profit                                              39,494        43,356       50,463           55,265
Income from operations                                    13,226        15,530       21,223           24,846
Net income                                                 9,111        10,716       14,150           16,969
Earnings per common share - assuming dilution            $   .24       $   .28      $   .36         $    .43
Earnings per common share - basic                        $   .24       $   .28      $   .37         $    .44
----------------------------------------------------------------------------------------------------------------------


                                                                          Three Months Ended
(In thousands, except for per share amounts)              March 31     June 30      September 30    December 31
                                                            1998        1998            1998           1998
---------------------------------------------------------------------------------------------------------------
Net sales                                                  $65,327     $71,155        $77,044        $ 73,033
Gross profit                                                35,919      38,950         42,310          39,370
Income from operations                                      14,283      14,441         16,377          12,165
Net income                                                   9,893      10,145         11,441           8,831
Earnings per common share - assuming dilution              $   .25     $   .26        $   .29        $    .23
Earnings per common share - basic                          $   .25     $   .26        $   .29        $    .23
----------------------------------------------------------------------------------------------------------------




ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

No independent certified public accountant of ADTRAN has resigned, indicated any intent to resign or been dismissed as the independent certified public accountant of ADTRAN during the three fiscal years ended December 31, 1999 or subsequent thereto.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------------------------------------------------------------------------------

Information relating to nominees for director of ADTRAN is set forth under the caption "Election of Directors-Information Regarding Nominees for Director" in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 21, 2000. Such information is incorporated herein by reference. The definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after ADTRAN's fiscal year end. Information relating to the executive officers of ADTRAN, pursuant to Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K, is set forth at Part I, Item 4(A) of this report under the caption "Executive Officers of the Registrant." Such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------

Information relating to executive compensation is set forth under the caption "Executive Compensation" in the Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------------------------

Information relating to ownership of Common Stock of ADTRAN by certain persons is set forth under the caption "Share Ownership of Principal Stockholders and Management" in the Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------

Information relating to existing or proposed relationships or transactions between ADTRAN and any affiliate of ADTRAN is set forth under the caption "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference.


                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

     (a)  Documents Filed as Part of This Report.

     1.   Financial Statements

          The financial statements of ADTRAN and the related report of independent auditors thereon are set forth under Part II, Item 8 of this report.

          Balance Sheets as of December 31, 1999 and 1998

          Statements of Income for the years ended December 31, 1999, 1998 and 1997

          Statements of Changes in Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997.

          Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997.

          Notes to Financial Statements

     2.   Financial Statement Schedules

          Schedule II - Valuation and Qualifying Accounts

     3.   Exhibits

     The following exhibits are filed with or incorporated by reference in this report. Where such filing is made by incorporation by reference to a previously filed registration statement or report, such registration statement or report is identified in parentheses. We will furnish any exhibit upon request to: ADTRAN, Inc., Attn: Investor Relations, P. O. Box 140000, 901 Explorer Boulevard, Huntsville, Alabama 35814. There is a charge of $.50 per page to cover expenses for copying and mailing.

Exhibit
Number                                Description
-------                               -----------

  3.1 Certificate of Incorporation, as amended (Exhibit 3.1 to ADTRAN's Registration Statement on Form S-1, No. 33-81062 (the "Form S-1 Registration Statement")).

  3.2           Bylaws, as amended (Exhibit 3.2 to the Form S-1 Registration
                Statement).

 10.1 Documents relative to the $50,000,000 Taxable Revenue Bond, Series 1995 (ADTRAN, Inc. Project) issued by the Alabama State Industrial Development Authority, consisting of the following (Exhibit 10.3 to ADTRAN's Annual Report on Form 10-K for the year ended December 31, 1994 (the "1994 Form 10-K")):

                (a) Financing Agreement dated January 1, 1995, among the State Industrial Development Authority, a public corporation organized under the laws of the State of Alabama (the "Issuer"), ADTRAN and AmSouth Bank of Alabama, a state banking corporation under the laws of the State of Alabama;

                (b) Loan Agreement dated January 1, 1995 (the "Loan Agreement"), between the Issuer and ADTRAN;

                (c) Resolution of the Issuer authorizing the issuance of the $50,000,000 Taxable Revenue Bond, Series 1995 (ADTRAN, Inc. Project);

                (d) Specimen Taxable Revenue Bond, Series 1995 (ADTRAN, Inc. Project);

                (e) Resolution of ADTRAN authorizing the Financing Agreement, the Loan Agreement and the Note;

                (f) Specimen Note from ADTRAN to AmSouth Bank of Alabama, dated January 13, 1995;

                (g) Pledge Agreement dated January 13, 1995 between AmSouth Bank of Alabama and ADTRAN;

                (h) Eighth Amended and Restated Closing Agreement between ADTRAN and AmSouth Bank of Alabama dated March 24, 1997 and effective January 13, 1995; and

                (i) Preliminary Agreement dated November 16, 1994 between the Issuer and ADTRAN.

 10.2 Master Note for Business and Commercial Loans, dated June 1, 1996 and in the original principal amount of $10,000,000 by and between ADTRAN and AmSouth Bank of Alabama.

 10.3 Tax Indemnification Agreement dated July 1, 1994 by and among ADTRAN and the stockholders of ADTRAN prior to ADTRAN's initial public offering of Common Stock (Exhibit 10.5 to the 1994 Form 10-K).

 10.4           Management Contracts and Compensation Plans:

                (a) 1996 Employees Stock Incentive Plan (Exhibit 10.4 to 1995 Form 10-K).

                (b) 1995 Directors Stock Incentive Plan (Exhibit 10.4 to 1995 Form 10-K).

*23             Consent of PricewaterhouseCoopers LLP

*24             Powers of Attorney

*27             Financial Data Schedule

     (b)  Reports on Form 8-K. None




*Filed herewith
---------------

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2000.

                                          ADTRAN, Inc.
                                          (Registrant)


                                          By: /s/ John R. Cooper
                                              ------------------------------
                                          John R. Cooper
                                          Vice President - Finance, Chief
                                          Financial Officer, and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2000.

   Signature                     Title
   ---------                     -----

/s/ Mark C. Smith                Chairman of the Board, Chief
------------------------         Executive Officer and Director
Mark C. Smith

Howard A. Thrailkill*            President, Chief Operating Officer
------------------------         and Director
Howard A. Thrailkill

Lonnie S. McMillian*             Senior Vice President, Secretary,
------------------------         and Director
Lonnie S. McMillian

W. Frank Blount*                 Director
------------------------
W. Frank Blount

William L. Marks*                Director
------------------------
William L. Marks

Roy J. Nichols*                  Director
------------------------
Roy J. Nichols

James L. North*                  Director
------------------------
James L. North

/s/ John R. Cooper               Vice President-Finance,
------------------------         Chief Financial Officer, and Treasurer
John R. Cooper

*By: /s/Mark C. Smith
     -------------------
Mark C. Smith
as Attorney in Fact

                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS

                                                        Balance at                                                  Balance
                                                       Beginning of                                                at end of
                                                          Period             Additions          Deductions           Period

Year ended December 31, 1999
Allowance for Doubtful Accounts                         $  958,805          $  400,215          $  340,620         $1,018,400
Inventory Reserve                                       $1,148,731          $6,006,173          $1,848,401         $5,306,503
Warranty Liability                                      $1,519,945          $2,501,073          $2,501,073         $1,519,945


Year ended December 31, 1998
Allowance for Doubtful Accounts                         $  893,389          $  275,025          $  209,609         $  958,805
Inventory Reserve                                       $2,249,063          $1,277,237          $2,377,569         $1,148,731
Warranty Liability                                      $1,435,259          $1,600,824          $1,516,138         $1,519,945

Year ended December 31, 1997
Allowance for Doubtful Accounts                         $  872,724          $  254,366          $  233,701         $  893,389
Inventory Reserve                                       $  883,032          $1,366,031                             $2,249,063
Warranty Liability                                      $1,026,156          $  409,103                             $1,435,259

                                 ADTRAN, INC.

                               INDEX OF EXHIBITS


Exhibit
Number                                 Description
-------                                -----------

  3.1 Certificate of Incorporation, as amended (Exhibit 3.1 to ADTRAN's Registration Statement on Form S-1, No. 33-81062 (the "Form S-1 Registration Statement")).

  3.2           Bylaws, as amended (Exhibit 3.2 to the Form S-1 Registration
                Statement).

 10.1 Documents relative to the $50,000,000 Taxable Revenue Bond, Series 1995 (ADTRAN, Inc. Project) issued by the Alabama State Industrial Development Authority, consisting of the following (Exhibit 10.3 to ADTRAN's Annual Report on Form 10-K for the year ended December 31, 1994 (the "1994 Form 10-K")):

                (a) Financing Agreement dated January 1, 1995, among the State Industrial Development Authority, a public corporation organized under the laws of the State of Alabama (the "Issuer"), ADTRAN and AmSouth Bank of Alabama, a state banking corporation under the laws of the State of Alabama;

                (b) Loan Agreement dated January 1, 1995 (the "Loan Agreement"), between the Issuer and ADTRAN;

                (c) Resolution of the Issuer authorizing the issuance of the $50,000,000 Taxable Revenue Bond, Series 1995 (ADTRAN, Inc. Project);

                (d) Specimen Taxable Revenue Bond, Series 1995 (ADTRAN, Inc. Project);

                (e) Resolution of ADTRAN authorizing the Financing Agreement, the Loan Agreement and the Note;

                (f) Specimen Note from ADTRAN to AmSouth Bank of Alabama, dated January 13, 1995;

                (g) Pledge Agreement dated January 13, 1995 between AmSouth Bank of Alabama and ADTRAN;

                (h) Eighth Amended and Restated Closing Agreement between ADTRAN and AmSouth Bank of Alabama dated March 24, 1997 and effective January 13, 1995; and

                (i) Preliminary Agreement dated November 16, 1994 between the Issuer and ADTRAN.

 10.2 Master Note for Business and Commercial Loans, dated June 1, 1996 and in the original principal amount of $10,000,000 by and between ADTRAN and AmSouth Bank of Alabama.

 10.3 Tax Indemnification Agreement dated July 1, 1994 by and among ADTRAN and the stockholders of ADTRAN prior to ADTRAN's initial public offering of Common Stock (Exhibit 10.5 to the 1994 Form 10-K).

 10.4           Management Contracts and Compensation Plans:

                (a) 1996 Employees Stock Incentive Plan (Exhibit 10.4 to 1995 Form 10-K).

                (b) 1995 Directors Stock Incentive Plan (Exhibit 10.4 to 1995 Form 10-K).

*23             Consent of PricewaterhouseCoopers LLP

*24             Powers of Attorney

*27             Financial Data Schedule




*Filed herewith
 --------------