Form 10-Q
period 2000-03-31
ADTRAN INC
filed 2000-05-15
CIK 926282

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549
                                   FORM 10-Q

             [X] Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                 For the Quarterly Period Ended March 31, 2000

                                      OR

             [_] Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                For the Transition Period from ______ to ______

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

                                ---------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    x     No
                                        -------     -------

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date:

           Class                                   Outstanding at April 30, 2000
----------------------------                       -----------------------------

Common Stock, $.01 Par Value                              38,665,448 shares

                                 ADTRAN, INC.

                     For the  Quarter Ended March 31, 2000

                               Table of Contents
                               -----------------

Item                                                                     Page
Number                                                                   Number
------                                                                   ------

                        PART I.  FINANCIAL INFORMATION

1             Financial Statements (unaudited):

              Condensed Balance Sheets as of  March 31, 2000 and
              December 31, 1999 (audited)                                   3

              Condensed Statements of Income for the three months
              ended March 31, 2000 and 1999                                 4

              Condensed Statements of Cash Flows for the three
              months ended March 31, 2000 and 1999                          5

              Notes to Condensed Financial Statements                       6

2             Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                     9

                          PART II.  OTHER INFORMATION

6             Exhibits and Reports on Form 8-K                             13



                                  SIGNATURE                                14

                        PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                                 ADTRAN, INC.
                           CONDENSED BALANCE SHEETS

                                                      ASSETS
                                                                               March 31,                December 31,
                                                                                 2000                       1999
                                                                             ------------               ------------
                                                                             (Unaudited)
Current assets:
     Cash and cash equivalents..................................             $ 25,749,433               $ 37,500,674
     Short-term investments.....................................               68,756,490                 41,080,776
     Accounts receivable, less allowance for
        doubtful accounts of $986,771 and $1,018,400
        in 2000 and 1999 respectively...........................               61,985,268                 60,036,876
     Other receivables..........................................                5,036,297                  4,458,525
     Inventory..................................................               59,692,478                 58,568,773
     Prepaid expenses...........................................                3,547,094                  1,410,286
     Deferred income taxes......................................                4,069,937                  4,069,937
                                                                             ------------               ------------
              Total current assets..............................              228,836,997                207,125,847

Property, plant and equipment, less accumulated
     depreciation of $43,370,061 and $40,416,461
     in 2000 and 1999, respectively.............................              110,892,563                104,587,755
Other assets....................................................                  220,000                    220,000
Long-term investments...........................................              243,878,577                244,362,579
                                                                             ------------               ------------
                                                                             $583,828,137               $556,296,181
                                                                             ============               ============

                                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable...........................................             $ 15,908,709               $ 12,773,848
     Accrued salaries...........................................                1,677,782                  3,240,692
     Accrued income taxes.......................................                9,615,585                  6,096,459
     Accrued taxes other than income taxes......................                  741,068                    728,077
     Warranty liability.........................................                1,519,945                  1,519,945
     Interest payable...........................................                  196,333                          0
     Compensated absences.......................................                1,841,227                  1,619,534
                                                                             ------------               ------------
           Total current liabilities............................               31,500,649                 25,978,555
Long term liabilities:
     Bonds payable..............................................               50,000,000                 50,000,000
     Deferred income taxes......................................               80,265,155                 80,265,155
                                                                             ------------               ------------
          Total liabilities.....................................              161,765,804                156,243,710
                                                                             ------------               ------------

Stockholders' equity:
     Common stock, par value $.01 per share
        200,000,000 shares authorized: 39,466,644 and
        39,466,644 shares issued in 2000 and 1999, respectively                   394,466                    394,466
     Additional paid-in capital.................................               90,577,688                 90,832,913
     Accumulated other comprehensive income.....................              116,000,000                116,000,000
     Retained earnings..........................................              231,629,016                214,834,541
        Less treasury stock at cost: 785,611 and 1,047,225
         shares in 2000 and 1999, respectively..................              (16,538,837)               (22,009,449)
                                                                             ------------               ------------
     Total stockholders' equity.................................              422,062,333                400,052,471
                                                                             ------------               ------------
                                                                             $583,828,137               $556,296,181
                                                                             ============               ============

                  See notes to condensed financial statements

                                 ADTRAN, INC.
                        CONDENSED STATEMENTS OF INCOME

                                   Unaudited

                                                                    Three Months Ended
                                                                         March 31,
                                                                 2000                1999

Sales................................................        $99,470,351         $77,162,648
Cost of sales........................................         45,065,863          37,668,543
                                                             -----------         -----------

          Gross profit...............................         54,404,488          39,494,105

Selling, general and administrative expenses.........         18,672,699          16,594,352
Research and development expenses....................         11,261,968           9,673,687
                                                             -----------         -----------

          Income from operations.....................         24,469,821          13,226,066

Interest expense.....................................           (576,333)           (570,000)
Other income, net....................................          1,553,052           1,043,938
                                                             -----------         -----------

Income before income taxes...........................         25,446,540          13,700,004
Provision for income taxes...........................         (8,652,065)         (4,589,501)
                                                             -----------         -----------


          Net income.................................        $16,794,475         $ 9,110,503
                                                             ===========         ===========

Weighted average shares outstanding assuming
 dilution (1)........................................         39,915,234          38,447,082
                                                             ===========         ===========


Earnings per common share assuming dilution (1)......        $       .42         $       .24
                                                             ===========         ===========

Earnings per common share - basic....................        $       .44         $       .24
                                                             ===========         ===========




(1) Assumes exercise of dilutive stock options calculated under the treasury stock method.




                  See notes to condensed financial statements

                                   ADTRAN, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   Unaudited

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                               2000                       1999
                                                                           ------------                -----------
Cash flows from operating activities:
    Net income....................................................         $ 16,794,475                $ 9,110,503
    Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation................................................            2,953,096                  2,624,898
    Provisions for losses on inventory............................            2,236,639                    784,526
       (Gain) loss on short-term investments......................               (3,999)                    37,050
       Change in operating assets:
          Accounts receivable.....................................           (1,948,392)                (2,055,016)
          Inventory...............................................           (3,360,344)                 9,766,614
          Other receivables.......................................             (577,772)                  (215,709)
          Prepaid expenses........................................           (2,136,808)                  (472,382)
       Change in operating liabilities:
          Accounts payable........................................            3,134,861                   (678,894)
          Accrued salaries........................................           (1,562,910)                 1,127,980
          Accrued income taxes....................................            3,519,126                  4,740,081
          Accrued taxes other than income taxes...................               12,991                     52,313
          Accrued interest........................................              196,333                          0
          Compensated absences....................................              221,693                    139,172
                                                                           ------------                -----------

    Net cash provided by operating activities.....................           19,478,989                 24,961,136
                                                                           ------------                -----------

Cash flows from investing activities:
    Expenditures for property, plant and equipment................           (9,257,904)                (9,603,494)
    (Purchase) Redemption of short-term investments...............          (27,671,715)                12,210,468
    Purchase of long-term investments.............................              484,002                   (693,963)
                                                                           ------------                -----------

    Net cash used in investing activities.........................          (36,445,617)                 1,913,011
                                                                           ------------                -----------

Cash flows from financing activities:
    Proceeds from issuance of common stock........................            5,215,387                      9,434
    (Purchase) Redemption of treasury stock.......................                    0                   (318,750)
                                                                           ------------                -----------
    Net cash provided by (used in) financing activities...........            5,215,387                   (309,316)
                                                                           ------------                -----------



    Net (decrease) increase in cash and cash equivalents..........          (11,751,241)                26,564,831

Cash and cash equivalents, beginning of period....................           37,500,674                 10,009,320
                                                                           ------------                -----------
Cash and cash equivalents, end of period..........................         $ 25,749,433                $36,574,151
                                                                           ============                ===========

                  See notes to condensed financial statements

                                 ADTRAN, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)



1.  BASIS OF PRESENTATION

The interim condensed balance sheet of ADTRAN, Inc. at December 31, 1999 has been derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The accompanying unaudited condensed financial statements of ADTRAN have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and notes required by generally accepted accounting principles for complete financial statements are not included herein. In the opinion of management, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected to occur for the year ending December 31, 2000. The interim statements should be read in conjunction with the financial statements and notes thereto included in ADTRAN'S latest Annual Report on Form 10-K.


2.  INVENTORY

At March 31, 2000 and December 31, 1999, inventory consisted of the following:

                                             March 31,            December 31,
                                               2000                   1999
                                             --------             -----------

Raw materials                              $32,305,769            $30,143,435
Work in progress                            12,173,245             15,763,155
Finished goods                              15,213,464             12,662,183
                                           -----------            -----------
                                           $59,692,478            $58,568,773
                                           ===========            ===========



3.  RECENT ACCOUNTING DEVELOPMENTS

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires all derivatives to be measured at fair value and recognized as either assets or liabilities on the balance sheet. Changes in such fair value are required to be recognized immediately in net income to the extent the derivatives are not effective as hedges. SFAS No. 133 is effective for ADTRAN beginning January 1, 2001. ADTRAN does not currently hold any derivative financial instruments.

4.  EARNINGS PER SHARE

A summary of the calculation of basic and diluted earnings per share for the three months ended March 31, 2000 and 1999 is as follows:

                                                            For the Three Months Ended March 31, 2000
                                                      ----------------------------------------------------
                                                        Income               Shares              Per-Share
                                                      (Numerator)         (Denominator)           Amount

Basic EPS
Income available to common stockholders               $16,795,190           38,567,918             $0.44

Effect of Dilutive Securities
Stock Options                                                                1,347,316

Diluted EPS
Income available to common stockholders
  + assumed conversions                               $16,795,190           39,915,234             $0.42




                                                             For the Three Months Ended March 31, 1999
                                                      ----------------------------------------------------
                                                        Income               Shares              Per-Share
                                                      (Numerator)         (Denominator)           Amount

Basic EPS
Income available to common stockholders                $9,110,503           38,326,332             $0.24

Effect of Dilutive Securities
Stock Options                                                                  120,750

Diluted EPS
Income available to common stockholders
  + assumed conversions                                $9,110,503           38,447,082             $0.24

5.  Segment Information

ADTRAN operates two reportable segments - (1) the Carrier Network Division and
(2) the Enterprise Network Division. We evaluate the performance of our segments based on gross profit; therefore, selling, general and administrative expenses, as well as research and development expenses, interest income/expense, and the provision for taxes are reported on an entity wide basis only. There are no intersegment revenues.



The table below presents information about the reported sales and gross profit of ADTRAN for the three months ended March 31, 2000 and 1999. We do not report Asset information by reportable segment because we do not produce that information internally.

                                        Three Months Ended                             Three Months Ended
                                         March 31, 2000                                  March 31, 1999

                                   Sales              Gross Profit                Sales             Gross Profit
                         ------------------------------------------------------------------------------------------

Carrier Network                 $67,535,789            $36,108,258              $47,651,669        $24,407,357
Enterprise Network               31,934,562             18,296,230               29,510,979         15,086,748
                         ------------------------------------------------------------------------------------------
     Total                      $99,470,351            $54,404,488              $77,162,648        $39,494,105





The following table presents sales information by geographic area for the three months ended March 31, 2000 and 1999.

Sales                                    Three Months Ended
                                  March 31,              March 31,
                                    2000                   1999
                             ----------------------------------------

United States                   $96,442,449            $74,655,583
Foreign                           3,027,902              2,507,065
                             ----------------------------------------
    Total                       $99,470,351            $77,162,648

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

Overview

ADTRAN, Inc. designs, develops, manufactures, markets and services a broad range of high speed digital transmission products utilized by providers of telecommunications services and corporate end-users to implement advanced digital data services over existing telephone networks. We currently sell our products to a large number of carriers (including all of the Regional Bell operating companies) and private end-users in the Enterprise Network market.

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

When used in this Form 10-Q, the words "believe," "anticipate," "think," "intend," "will be," and similar expressions identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. Readers are also urged to carefully review and consider the various disclosures made by ADTRAN which attempt to advise interested parties of the factors which affect our business, including the disclosures made in other periodic reports on Forms 10-K, 10-Q and 8-K filed with the Securities and Exchange Commission.

Results of Operations - Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

SALES
ADTRAN's sales increased 28.9% from $77,162,648 in the three months ended March 31, 1999 to $99,470,351 in the three months ended March 31, 2000. The increased sales resulted from an increase in sales volume to existing customers and from increased market penetration. The financial effect of the increase in overall unit volume was offset somewhat by lower unit selling prices for many of our products. Carrier Network sales increased from $47,651,669 in the three months ended March 31, 1999 to $67,535,789 in the three months ended March 31, 2000. The increase in Carrier Network sales for the 2000 period resulted from increased sales of Total Reach, and High bit-rate Digital Subscriber Line ("HDSL") products. Carrier Network sales as a percentage of total sales increased from 61.8% in the three months ended March 31, 1999 to 67.9% in the three months ended March 31, 2000. Enterprise Network sales increased from $29,510,979 in the three months ended March 31, 1999 to $31,934,562 in the three months ended March 31, 2000, as a result of increased sales of our ATLAS, and MX2800 products. As a percentage of total sales, Enterprise Network sales decreased from 38.2% in the three months ended March 31, 1999 to 32.1% in the three months ended March 31, 2000.

COST OF SALES
Cost of sales increased 19.6% from $37,668,543 in the three months ended March
31, 1999 to $45,065,863 in the three months ended March 31, 2000.   This is a
direct result of our increased sales volume. As a percentage of sales, cost of sales decreased from 48.8% in the three months ended March 31, 1999 to 45.3% in the three months ended March 31, 2000. An important part of ADTRAN's strategy is to reduce the product cost of each succeeding product generation and then to lower the product's price based on the cost savings achieved. This strategy sometimes results in variations in ADTRAN's gross profit margin due to timing differences between the recognition of cost reductions and the lowering of product selling prices. In view of the rapid pace of new product introductions by ADTRAN, this strategy may result in variations in gross profit margins that, for any particular financial period, can be difficult to predict.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses increased 12.5% from $16,594,352 in the three months ended March 31, 1999 to $18,671,984 in the three months ended March 31, 2000. The increase was due to additional sales and support expenditures necessary as a result of ADTRAN's increased sales. Selling, general and administrative expenses as a percentage of sales decreased from 21.5% in the three months ended March 31, 1999 to 18.8% in the three months ended March 31, 2000.



RESEARCH AND DEVELOPMENT EXPENSES
Research and development expenses increased 16.4% from $9,673,687 in the three months ended March 31, 1999 to $11,261,968 in the three months ended March 31, 2000. The increase was due to increased investment in product development and product cost reduction through engineering. As a percentage of sales, research and development expenses decreased from 12.5% in the three months ended March 31, 1999 to 11.3% in the three months ended March 31, 2000. ADTRAN will continue to invest in product development activities because they are necessary to position us, to accumulate market share and maintain growth over the longer term.


INTEREST EXPENSE
Interest expense increased 1.1% from $570,000 for the three months ended March 31, 1999 to $576,333 in the three months ended March 31, 2000.


NET INCOME
As a result of the above factors, net income increased 84.3% from $9,110,503 in the three months ended March 31, 1999 to $16,795,190 in the three months ended March 31, 2000. As a percentage of sales, net income increased from 11.8% in the three months ended March 31, 1999 to 16.9% in the three months ended March 31, 2000.


Liquidity and Capital Resources

ADTRAN is committed to spend approximately an additional $8,000,000 completing the construction of Phase IV of our corporate headquarters in Huntsville, Alabama, with an expected completion date of June 30, 2000. Over the next several years, we expect to spend approximately an additional $25,000,000 to equip Phase IV. Fifty million dollars of ADTRAN's Phase III expansion was approved for participation in an incentive program offered by the Alabama State Industrial Development Authority (the "Authority"). The incentive program enables participating companies to generate Alabama corporate income tax credits that can be used to reduce the amount of Alabama corporate income taxes that would otherwise be payable. There can be no assurance that the State of Alabama will continue to make these corporate income tax credits available in the future, and ADTRAN therefore may not realize the full benefit of these incentives. Through December 31, 1999, the Authority had issued $50,000,000 of its taxable revenue bonds pursuant to the incentive program and loaned the proceeds from the sale of the bonds to ADTRAN. ADTRAN is required to make payments to the Authority in the amounts necessary to pay the principal of and interest on the Authority's Taxable Revenue Bond, Series 1995, as amended, currently outstanding in the aggregate principal amount of $50,000,000. The bond matures on January 1, 2020, and bears interest at the rate of 45 basis points over the money market rate of First Union National Bank of Tennessee.

Our working capital position increased 9.1% from $181,147,000 as of December 31, 1999 to $197,556,000 as of March 31, 2000 due to cash generated from operations. We have used, and expect to continue to use, the cash generated from operations for working capital and other general corporate purposes, including (i) product development activities to enhance our existing products and develop new products and (ii) expansion of sales and marketing activities. Inventory increased 1.9% from December 31, 1999 to March 31, 2000, as a result of increased sales volume.

On March 31, 1997, the Board of Directors authorized ADTRAN to re-purchase up to 1,000,000 shares of our outstanding common stock. In October 1998, the Board approved the re-purchase of an additional 2,000,000 shares. As of March 31, 2000, ADTRAN had re-purchased 1,120,136 shares of its common stock at a total cost of $23,573,000.

Capital expenditures totaling $36,237,000 for the year ended December 31, 1999 and $9,258,000 in the first three months of 2000 were used to expand our headquarters and to purchase equipment.

At March 31, 2000, ADTRAN's cash on hand of $25,749,433 and short-term investments of $68,756,490 placed our potential cash availability at $94,505,923.00. ADTRAN has determined not to renew its $10,000,000 bank line of credit, which expired on March 29, 2000.

We intend to finance our operations in the future with cash flow from operations and remaining borrowed taxable revenue bond proceeds. We believe these available sources of funds to be adequate to meet our operating and capital needs for the foreseeable future.

                          PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

      (a)  The following exhibits are being filed with this report.

           27 - Financial Data Schedule


      (b)  Reports on Form 8-K.  None

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        ADTRAN, INC.
                                        (Registrant)



Date:  May 12, 2000                     /s/ John R. Cooper
                                        ------------------
                                        John R. Cooper
                                        Vice President - Finance and
                                        Chief Financial Officer