Form 10-Q
period 2000-06-30
ADTRAN INC
filed 2000-08-14
CIK 926282

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                   FORM 10-Q

             [X] Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                 For the Quarterly Period Ended June 30, 2000

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

                                _______________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No ______
                                        ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date:

          Class                                  Outstanding at July 31, 2000
----------------------------                     ----------------------------
Common Stock, $.01 Par Value                           38,692,386 shares

                                 ADTRAN, INC.
                         Quarterly Report on Form 10-Q
                      For the Quarter Ended June 30, 2000

                               Table of Contents
                               -----------------

Item                                                                    Page
Number              PART I.  FINANCIAL INFORMATION                      Number
-----                                                                   ------
1       Financial Statements (unaudited):                                 3

        Condensed Consolidated Balance Sheets as of  June 30, 2000
        and December 31, 1999                                             3

        Condensed Consolidated Statements of Income for the three
        months and six months ended June 30, 2000 and 1999                4

        Condensed Consolidated Statements of Cash Flows for the six
        months ended June 30, 2000 and 1999                               5

        Notes to Condensed Consolidated Financial Statements              6

2       Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                        10

                    PART II.  OTHER INFORMATION

4       Submission of Matters to a Vote of Security Holders              14

6       Exhibits and Reports on Form 8-K                                 15

                              SIGNATURE                                  16

                                PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                                           ADTRAN, INC.
                              CONDENSED CONSOLIDATED BALANCE SHEETS

                                            ASSETS
                                                                                June 30,        December 31,
                                                                                  2000              1999
                                                                                  ----              ----
                                                                              (Unaudited)
Current assets:
     Cash and cash equivalents............................................   $ 23,599,150      $ 37,500,674
     Short-term investments...............................................     61,678,506        41,080,776
     Accounts receivable, less allowance for doubtful accounts of
        $956,410 and $1,018,400 in 2000 and 1999, respectively............     68,465,342        60,036,876
     Other receivables....................................................      5,516,419         4,458,525
     Inventory............................................................     68,796,454        58,568,773
     Prepaid expenses.....................................................      3,264,408         1,410,286
     Deferred income taxes................................................      4,069,937         4,069,937
                                                                             ------------      ------------
               Total current assets.......................................    235,390,216       207,125,847

Property, plant and equipment, less accumulated depreciation of
        $46,092,360  and $40,416,461 in 2000 and 1999, respectively.......    116,674,840       104,587,755
Other assets..............................................................        220,000           220,000
Long-term investments.....................................................    326,556,039       244,362,579
                                                                             ------------      ------------
                                                                             $678,841,095      $556,296,181
                                                                             ============      ============

                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable.....................................................   $ 19,582,889      $ 12,773,848
     Accrued salaries.....................................................      1,662,790         3,240,692
     Accrued income taxes.................................................      1,478,074         6,096,459
     Accrued taxes other than income taxes................................        883,270           728,077
     Warranty liability...................................................      1,519,945         1,519,945
     Compensated absences.................................................      1,998,624         1,619,534
                                                                             ------------      ------------
           Total current liabilities......................................     27,125,592        25,978,555
Long term liabilities:
     Bonds payable........................................................     50,000,000        50,000,000
     Deferred income taxes................................................    111,307,146        80,265,155
                                                                             ------------      ------------
          Total liabilities...............................................    188,432,738       156,243,710
                                                                             ------------      ------------

Stockholders' equity:
     Common stock, par value $.01 per share 200,000,000 shares
        authorized: 39,466,664 and 39,446,644  shares issued in 2000 and
        1999, respectively................................................        394,467           394,466
     Additional paid-in capital...........................................     90,830,257        90,832,913
     Accumulated other comprehensive income...............................    165,141,125       116,000,000
     Retained earnings....................................................    250,276,450       214,834,541
        Less treasury stock at cost: 771,106 and 1,047,225 shares
        in 2000 and 1999, respectively....................................    (16,233,942)      (22,009,449)
                                                                             ------------      ------------
     Total stockholders' equity...........................................    490,408,357       400,052,471
                                                                             ------------      ------------
                                                                             $678,841,095      $556,296,181
                                                                             ============      ============

                  See notes to condensed consolidated financial statements

                                 ADTRAN, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                    Three Months Ended               Six Months Ended
                                                                         June 30,                         June 30,
                                                                   2000               1999           2000           1999
Sales......................................................   $114,446,655        $88,506,872   $213,917,006   $165,669,520
Cost of sales..............................................     52,776,203         45,151,016     97,842,065     82,635,552
                                                              ------------        -----------   ------------   ------------

          Gross profit.....................................     61,670,452         43,355,856    116,074,941     83,033,968

Selling, general and administrative expenses...............     21,427,211         17,463,138     40,099,910     34,218,521
Research and development expenses..........................     12,993,822         10,362,428     24,255,790     20,059,091
                                                              ------------        -----------   ------------   ------------

          Income from operations...........................     27,249,419         15,530,290     51,719,241     28,756,356

Interest expense...........................................       (576,333)          (576,333)    (1,152,667)    (1,146,333)
Other income, net..........................................      1,581,686          1,160,678      3,134,737      2,204,616
                                                              ------------        -----------   ------------   ------------

Income before income taxes.................................     28,254,772         16,114,635     53,701,311     29,814,639
Provision for income taxes.................................     (9,606,622)        (5,398,403)   (18,258,687)    (9,987,904)
                                                              ------------        -----------   ------------   ------------

          Net income.......................................   $ 18,648,150        $10,716,232   $ 35,442,624   $ 19,826,735
                                                              ============        ===========   ============   ============

Weighted average shares outstanding assuming dilution (1)..     39,840,435         38,552,383     39,869,569     38,482,792
                                                              ============        ===========   ============   ============

Earnings per common share assuming dilution (1)............   $        .47        $       .28   $        .89   $        .51
                                                              ============        ===========   ============   ============

Earnings per common  share - basic.........................   $        .48        $       .28   $        .92   $        .52
                                                              ============        ===========   ============   ============

(1) Assumes exercise of dilutive stock options calculated under the treasury stock method.

           See notes to condensed consolidated financial statements

                                   ADTRAN, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                       Six Months Ended
                                                                                            June 30,
                                                                                 2000                       1999
                                                                                 ----                       ----
Cash flows from operating activities:
    Net income........................................................      $ 35,442,624               $ 19,826,735
    Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation....................................................         6,004,577                  5,246,222
      Provisions for losses on warranty claims........................         3,425,575                          0
      Gain on sale of property, plant and equipment...................                 0                     (5,000)
      Loss on short-term investments..................................            86,218                     37,050
      Change in operating assets:
         Accounts receivable..........................................        (8,428,466)               (14,659,594)
         Inventory....................................................       (13,653,260)                10,252,107
         Other receivables............................................        (1,059,635)                  (780,768)
         Prepaid expenses.............................................        (1,854,122)                  (163,484)
         Deferred Income taxes........................................        (1,041,883)                         0
      Change in operating liabilities:
         Accounts payable.............................................         6,377,678                  6,948,462
         Accrued salaries.............................................        (1,577,903)                 2,673,864
         Accrued income taxes.........................................        (4,618,385)                 1,650,204
         Accrued taxes other than income taxes........................           155,193                    225,057
         Other payables...............................................           431,364                          0
         Compensated absences.........................................           379,090                    210,098
                                                                            ------------               ------------

    Net cash provided by operating activities.........................        20,068,665                 31,460,953
                                                                            ------------               ------------

Cash flows from investing activities:
    Expenditures for property, plant and equipment....................       (18,090,491)               (19,543,744)
    Proceeds from the disposition of property, plant and equipment....                 0                      5,000
    Redemption (Purchase) of short-term investments...................       (20,683,948)                16,625,910
    Purchase of long-term investments.................................          (968,460)                  (699,945)
                                                                            ------------               ------------

    Net cash used in investing activities.............................       (39,742,899)                (3,612,779)
                                                                            ------------               ------------

Cash flows from financing activities:
    Proceeds from issuance of common stock............................         5,772,711                     61,207
    Purchase of treasury stock........................................                 0                   (318,750)
                                                                            ------------               ------------

    Net cash provided by (used in) financing activities...............         5,772,711                   (257,543)
                                                                            ------------               ------------

    Net (decrease) increase in cash and cash equivalents..............       (13,901,523)                27,590,631

Cash and cash equivalents, beginning of period........................        37,500,674                 10,009,320
                                                                            ------------               ------------
Cash and cash equivalents, end of period..............................      $ 23,599,151               $ 37,599,951
                                                                            ============               ------------

                  See notes to condensed consolidated financial statements

                                 ADTRAN, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

1. BASIS OF PRESENTATION

The interim condensed balance sheet of ADTRAN, Inc. at December 31, 1999 has been derived from audited financial statements, but does not include all
disclosures required by generally accepted accounting principles.   The
accompanying unaudited condensed financial statements of ADTRAN have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and notes required by generally accepted accounting principles for complete financial statements are not included herein. In the opinion of management, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected to occur for the year ending December 31, 2000. The interim statements should be read in conjunction with the financial statements and notes thereto included in ADTRAN's latest Annual Report on Form 10-K.

2. INVENTORY

At June 30, 2000 and December 31, 1999, inventory consisted of the following:

                                             June 30,              December 31,
                                               2000                    1999
                                               ----                    ----

Raw materials                              $40,144,954             $30,143,435
Work in progress                            15,197,510              15,763,155
Finished goods                              13,453,990              12,662,183
                                           -----------             -----------
                                           $68,796,454             $58,568,773
                                           ===========             ===========

3.  EARNINGS PER SHARE

A summary of the calculation of basic and diluted earnings per share (EPS) for the three months and six months ended June 30, 2000 and 1999 is as follows:


                                                              For the Three Months Ended June 30, 2000
                                                              ----------------------------------------
                                                        Income                Shares                Per-Share
                                                      (Numerator)         (Denominator)               Amount
Basic EPS
Income available to common stockholders               $18,648,150           38,667,341                 $0.48

Effect of Dilutive Securities
Stock Options                                                   0            1,173,094

Diluted EPS
Income available to common stockholders
  + assumed conversions                               $18,648,150           39,840,435                 $0.47

                                                              For the Six Months Ended June 30, 2000
                                                              --------------------------------------
                                                        Income                Shares                Per-Share
                                                      (Numerator)         (Denominator)               Amount
Basic EPS
Income available to common stockholders               $35,442,624           38,611,437                  $.92

Effect of Dilutive Securities
Stock Options                                                   0            1,258,132

Diluted EPS
Income available to common stockholders
  + assumed conversions                               $35,442,624           39,869,569                  $.89

                                                          For the Three  Months Ended June 30, 1999
                                                          -----------------------------------------

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

                                                            For the Six Months Ended June 30, 1999
                                                            --------------------------------------

                                                         Income              Shares             Per-Share
                                                      (Numerator)         (Denominator)           Amount
Basic EPS
Income available to common stockholders               $19,826,735           38,320,374            $0.52

Effect of Dilutive Securities
Stock Options                                                   0              162,418

Diluted EPS
Income available to common stockholders
  + assumed conversions                               $19,826,735           38,482,792            $0.51


4. SEGMENT INFORMATION

ADTRAN, Inc. operates two reportable segments - (1) the Carrier Network Division (formerly Telco) and (2) the Enterprise Network Division (formerly Customer Premise Equipment). ADTRAN evaluates the performance of its segments based on gross profit; therefore, selling, general and administrative costs, as well as research and development, interest income/expense, and the provision for taxes are reported on an entity wide basis only. There are no intersegment revenues.

The table below presents information about the reported sales and gross profit of ADTRAN for the three months and six months ended June 30, 2000 and 1999. Asset information by reportable segment is not reported, since ADTRAN does not produce such information internally.

                                      Three Months Ended                             Six Months Ended
                                         June 30, 2000                                 June 30, 2000

                                   Sales              Gross Profit                 Sales          Gross Profit
                               -------------------------------------------------------------------------------
(in thousands)
Carrier Network                $ 77,053,480            $40,313,974             $144,589,269       $ 76,422,233
Enterprise Network               37,393,175             21,356,478               69,327,737         39,652,708
                               -------------------------------------------------------------------------------
     Total                     $114,446,655            $61,670,452             $213,917,006       $116,074,941

                                      Three Months Ended                             Six Months Ended
                                         June 30, 2000                                 June 30, 2000

                                   Sales              Gross Profit                 Sales          Gross Profit
                               -------------------------------------------------------------------------------
(in thousands)
Carrier Network                $ 56,624,433            $27,704,392             $104,276,102       $ 52,111,749
Enterprise Network               31,882,439             15,651,464               61,393,418         30,922,219
                               -------------------------------------------------------------------------------
    Total                      $ 88,506,872            $43,355,856             $165,669,520       $ 83,033,968

The following table presents sales information by geographic area for the three months and six months ended June 30, 2000 and 1999.

Sales (in thousands)                    Three Months Ended                             Six Months Ended
                               June 30, 2000         June 30, 1999            June 30, 2000      June 30, 1999
                               -------------------------------------------------------------------------------
United States                   $112,268,918           $85,364,394             $208,711,367       $161,087,975
Foreign                            2,177,737             2,692,478                5,205,639          4,581,545
                               -------------------------------------------------------------------------------
    Total                       $114,446,655           $88,506,872             $213,917,006       $165,669,520


5.  SUBSEQUENT EVENTS.

During July 2000, ADTRAN sold certain marketable equity securities (included in long-term investments in the accompanying condensed consolidated balance sheet) for $85,932,536 net of transaction cost of $4,705,670, resulting in a realized gain of $85,356,467. The realized gain will be reflected in the financial statements of ADTRAN in the third quarter 2000.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

Overview

ADTRAN, Inc. designs, develops, manufactures, markets and services a broad range of high speed digital transmission products utilized by telephone companies ("Telcos") and corporate end-users to implement advanced digital data services over existing telephone networks. We currently sell our products to Telcos including all Regional Bell Operating Companies (through what is now referred to as our Carrier Network Division), and to private end-users through our Enterprise Network Division (formerly known as the Customer Premises Equipment or CPE Division).

ADTRAN's sales have increased each year due primarily to increases in the number of units sold to both new and existing customers. These annual sales increases reflect our strategy of increasing unit volume and market share through the introduction of succeeding generations of products having lower selling prices and increased functionality as compared to the prior generation of a product and to the products of competitors. An important part of ADTRAN's strategy is to engineer the reduction of the product cost of each succeeding product generation and then to lower the product's price based on the cost savings achieved. As a part of this strategy, we seek in most instances to be a low-cost, high-quality provider of products in our markets. ADTRAN's success to date is attributable in large measure to our ability to initially design our products with a view to their subsequent re-design, allowing efficient enhancements of the product in each succeeding product generation. This strategy enables ADTRAN to sell succeeding generations of products to existing customers while increasing our market share by selling these enhanced products to new customers.

ADTRAN intends to retain all earnings for use in the development of our business and does not anticipate paying any cash dividends in the foreseeable future.

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

RESULTS OF OPERATIONS - THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999

SALES
ADTRAN's sales increased 29.3% from $88,506,872 in the three months ended June 30, 1999 to $114,446,655 in the three months ended June 30, 2000. Sales increased 29.1% from $165,669,520 in the six months ended June 30, 1999 to $213,917,006 in the six months ended June 30, 2000. The increased sales resulted from an increase in sales volume to existing customers and from increased market penetration. Carrier Network sales increased from $56,624,433 in the three months ended June 30, 1999 to $77,053,480 in the three months ended June 30, 2000 and increased from $104,276,102 in the six months ended June 30,
1999 to $144,589,269   in the six months ended June 30, 2000. Carrier Network
sales for the 2000 period increased primarily from continued success of High bit-rate Digital Subscriber Line ("HDSL") products and strong sequential growth in our Systems products. Carrier Network sales as a percentage of total sales increased from 64.0% in the three months ended June 30, 1999 to 67.3% in the three months ended June 30, 2000 and increased from 62.9% in the six months ended June 30, 1999 to 67.5% in the six months ended June 30, 2000. Sales of Enterprise Network products increased from $31,882,439 in the three months ended June 30, 1999 to $37,393,175 in the three months ended June 30, 2000. The increase was also due to strong growth in our Systems products as well as increased sales of "T-1" products, (a digital transmission link with a capacity of 1.544 Megabits per second used predominantly in North America). Sales of Enterprise Network products increased 12.9% from $61,393,418 in the six months ended June 30,1999 to $69,327,737 in the six months ended June 30, 2000. As a percentage of sales, Enterprise Network sales decreased from 36.0% in the three months ended June 30, 1999 to 32.7% in the three months ended June 30, 2000 and decreased from 37.1% in the six months ended June 30, 1999 to 32.5% in the six months ended June 30, 2000. The financial effect of the increase in overall unit volume was offset somewhat by lower unit selling prices for many of ADTRAN's products.

COST OF SALES
Cost of sales increased 16.9% from $45,151,016 in the three months ended June 30, 1999 to $52,776,203 in the three months ended June 30, 2000 and increased 18.4% from $82,635,552 in the six months ended June 30, 1999 to $97,842,065 in the six months ended June 30, 2000. As a percentage of sales, cost of sales decreased from 51.0% in the three months ended June 30, 1999 to 46.1% in the three months ended June 30, 2000 and decreased from 49.9% in the six months ended June 30, 1999 to 45.7% in the six months ended June 30, 2000. An important part of ADTRAN's strategy is to reduce the product cost of each succeeding product generation and then to lower the product's price based on the cost savings achieved. This strategy sometimes results in variations in ADTRAN's gross profit margin due to timing differences between the recognition of cost reductions and the lowering of product selling prices. In view of the rapid pace of new product introductions by ADTRAN, this strategy may result in variations in gross profit margins that, for any particular financial period, can be difficult to predict.

SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses increased 22.7% from $17,463,138 in the three months ended June 30, 1999 to $21,427,211 in the three months ended June 30, 2000 and increased 17.2% from $34,218,521 in the six months ended June 30, 1999 to $40,099,910 in the six months ended June 30, 2000. The increase was due to additional sales and support expenditures necessary as a result of our expanded sales base. Selling, general and administrative expenses as a percentage of sales decreased from 19.7% in the three months ended June 30, 1999 to 18.7% in the three months ended June 30, 2000 and decreased from 20.7% in the six months ended June 30, 1999 and 18.8% in the six months ended June 30, 2000. Sales and support organization expansion, which resulted in increased costs during the quarter, will continue because they are necessary to position ADTRAN to accumulate market share and maintain growth over the longer term.

RESEARCH AND DEVELOPMENT EXPENSES
Research and development expenses increased 25.4% from $10,362,428 in the three months ended June 30, 1999 to $12,993,822 in the three months ended June 30, 2000 and increased 20.9% from $20,059,091 in the six months ended June 30, 1999 to $24,255,790 in the six months ended June 30, 2000. The increase was due to increased investment in product development and cost reduction through engineering. As a percentage of sales, research and development expenses decreased from 11.7% in the three months ended June 30, 1999 to 11.3% in the three months ended June 30, 2000 and decreased from 12.1% in the six months ended June 30, 1999 to 11.3% in the six months ended June 30, 2000. ADTRAN will continue to invest in these product development activities because they are necessary to position us to accumulate market share and maintain growth over the longer term.

INTEREST EXPENSE
Interest expense remained the same at $576,333 for the three months ended June 30, 1999 and the three months ended June 30, 2000 and remained relatively unchanged from $1,146,333 in the six months ended June 30, 1999 to $1,152,667 in the six months ended June 30, 2000.

NET INCOME
As a result of the above factors, net income increased 74.0% from $10,716,232 in the three months ended June 30, 1999 to $18,648,150 in the three months ended June 30, 2000 and increased 78.8% from $19,826,735 in the six months ended June 30, 1999 to $35,442,624 in the six months ended June 30, 2000. As a percentage of sales, net income decreased from 12.1% in the three months ended June 30, 1999 to 16.3% in the three months ended June 30, 2000 and increased from 12.0% in the six months ended June 30, 1999 to 16.6% in the six months ended June 30, 2000.

Liquidity and Capital Resources

ADTRAN is committed to spend approximately an additional $4,500,000 completing the construction of Phase IV of our corporate headquarters in Huntsville, Alabama, with an expected completion date of October 30, 2000. Over the next several years, we expect to spend approximately an additional $25,000,000 to equip Phase IV. Fifty million dollars of ADTRAN's Phase III expansion was approved for participation in an incentive program offered by the Alabama State Industrial Development Authority (the "Authority"). The incentive program enables participating companies to generate Alabama corporate income tax credits that can be used to reduce the amount of Alabama corporate income taxes that would otherwise be payable. There can be no assurance that the State of Alabama will continue to make these corporate income tax credits available in the future, and ADTRAN therefore may not realize the full benefit of these incentives. Through December 31, 1999, the

Authority had issued $50,000,000 of its taxable revenue bonds pursuant to the incentive program and loaned the proceeds from the sale of the bonds to ADTRAN. ADTRAN is required to make payments to the Authority in the amounts necessary to pay the principal of and interest on the Authority's Taxable Revenue Bond, Series 1995, as amended, currently outstanding in the aggregate principal amount of $50,000,000. The bond matures on January 1, 2020, and bears interest at the rate of 45 basis points over the money market rate of First Union National Bank of Tennessee.

ADTRAN's working capital position increased from $181,147,292 as of December 31, 1999 to $208,264,624 as of June 30, 2000 due to cash generated from operations. ADTRAN has used, and expects to continue to use, the cash generated from operations for working capital and other general corporate purposes, including
(i) product development activities to enhance its existing products and develop new products and (ii) expansion of sales and marketing activities. Inventory increased 17.5% from December 31, 1999 to June 30, 2000. The increase is attributable to our anticipation of increased shipments to existing customers.

On March 31, 1997, the Board of Directors authorized ADTRAN to re-purchase up to 1,000,000 shares of our outstanding common stock. In October 1998, the Board approved the re-purchase of an additional 2,000,000 shares. As of June 30, 2000, we had re-purchased 1,121,017 shares of our common stock at a total cost of $23,595,265.

Capital expenditures totaling $36,237,000 for the year ended December 31, 1999 and $8,832,000 in the first six months of 2000 were used to expand our headquarters and to purchase equipment.

At June 30, 2000, ADTRAN's cash on hand of $23,599,150 and short-term investments of $61,678,506 placed our potential cash availability at $85,277,656, of which a portion is being used to expand ADTRAN's facilities under the incentive program described above. ADTRAN determined not to renew the $10,000,000 bank line of credit, which expired on March 29, 2000.

During July 2000, ADTRAN sold certain marketable equity securities (included in long-term investments in the accompanying condensed consolidated balance sheet) for $85,932,536 net of transaction cost of $4,705,670, resulting in a realized gain of $85,356,467. The realized gain will be reflected in the financial statements of ADTRAN in the third quarter 2000.

We intend to finance our operations in the future with cash flow from operations and remaining borrowed taxable revenue bond proceeds. We believe these available sources of funds to be adequate to meet our operating and capital needs for the foreseeable future.

                          PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The 2000 Annual Meeting of Stockholders of ADTRAN was held on April 21, 2000. Proxies with regard to the matters to be voted upon at the Annual Meeting were solicited under Regulation 14A of the Securities Exchange Act of 1934, as amended. Set forth below is a brief description of each matter voted upon at the Annual Meeting and the results of the voting on each such matter.

     (a) Election of the each director named below to serve until the next Annual Meeting of Stockholders. There was no solicitation in opposition to any of the nominees listed in the proxy statement, and all of the nominees were elected.

         Nominees                                              Votes
         --------                                  ----------------------------
                                                       For              Withheld
         Mark C. Smith                             32,570,893          1,552,909
         Lonnie S. McMillian                       32,570,759          1,553,043
         Howard A. Thrailkill                      32,571,229          1,552,573
         W. Frank Blount                           33,618,699            505,103
         William J. Marks                          33,637,118            486,684
         Roy J. Nichols                            33,636,044            487,758
         James L. North                            33,193,675            930,127

     (b) Ratification of the appointment of PricewaterhouseCoopers LLP, (formerly Coopers & Lybrand L.L.P.) as independent accountants of ADTRAN for 2000.

                                      Votes
         -----------------------------------------------------------------------
                    For              Against                   Abstain
         -----------------------------------------------------------------------

                 34,046,526           41,319                    35,957

     (c) Approval of an amendment to the 1996 Employee Incentive Stock Option Plan which increases the aggregate number of shares of Common Stock authorized for issuance under the plan from 2,488,100 to 5,488,100.

                                      Votes
         -----------------------------------------------------------------------
                    For              Against                   Abstain
         -----------------------------------------------------------------------

                 28,352,188        1,552,508                    41,494

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

                                 ADTRAN, INC.
                                 (Registrant)

Date: August 14, 2000            /s/ John R. Cooper
                                 ------------------
                                 John R. Cooper
                                 Vice President - Finance and
                                 Chief Financial Officer