Form 10-Q/A
period 2000-06-30
ADTRAN INC
filed 2000-08-22
CIK 926282

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                  FORM 10-Q/A

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

                                 ADTRAN, INC.

                         SUPPLEMENTAL EXPLANATORY NOTE
            AMENDMENT NO. 1 TO FORM 10-Q, AS FILED AUGUST 14, 2000



ADTRAN, Inc. is filing this Amendment NO. 1 to Form 10-Q to adjust for a clerical error in the second sentence of the section entitled "NET INCOME" under
Part 1 Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations." The sentence originally read " As a percentage of sales, net income decreased from 12.1% in the three months ended June 30, 1999 to 16.3% in the three months ended June 30, 2000 and increased from 12.0% in the six months ended June 30, 1999 to 16.1% in the six months ended June 30, 2000". The corrected sentence now reads "As a percentage of sales, net income increased from 12.1% in the three months ended June 30, 1999 to 16.3% in the three months ended June 30, 2000 and increased from 12.0% in the six months ended June 30, 1999 to 16.1% in the six months ended June 30, 2000".

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

NET INCOME
As a result of the above factors, net income increased 74.0% from $10,716,232 in the three months ended June 30, 1999 to $18,648,150 in the three months ended June 30, 2000 and increased 78.8% from $19,826,735 in the six months ended June 30, 1999 to $35,442,624 in the six months ended June 30, 2000. As a percentage of sales, net income increased from 12.1% in the three months ended June 30, 1999 to 16.3% in the three months ended June 30, 2000 and increased from 12.0% in the six months ended June 30, 1999 to 16.6% in the six months ended June 30, 2000.

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

                                 ADTRAN, INC.
                                 (Registrant)

Date: August 22, 2000            /s/ John R. Cooper
                                 ------------------
                                 John R. Cooper
                                 Vice President - Finance and
                                 Chief Financial Officer