Form 10-Q
period 2000-09-30
ADTRAN INC
filed 2000-11-14
CIK 926282

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549
                                   FORM 10-Q

            [X] Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
               For the Quarterly Period Ended September 30, 2000

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

                                _______________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    x     No
                                        -------     ------

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date:

          Class                                Outstanding at October 31, 2000
----------------------------                   -------------------------------

Common Stock, $.01 Par Value                          38,705,162 shares

                                 ADTRAN, INC.

                   For the  Quarter Ended September 30, 2000

                               Table of Contents
                               -----------------

Item                                                                   Page
Number                PART I.  FINANCIAL INFORMATION                   Number
------                                                                 ------

1      Financial Statements (unaudited):

       Condensed Consolidated Balance Sheets as of
       September 30, 2000 and December 31, 1999                           3

       Condensed Consolidated Statements of Income for the three
       months and nine months ended September 30, 2000 and 1999           4

       Condensed Consolidated Statements of Cash Flows for the nine
       months ended September 30, 2000 and 1999                           5

       Notes to Condensed Consolidated Financial Statements               6

2      Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                         10

                      PART II.  OTHER INFORMATION

6      Exhibits and Reports on Form 8-K                                  14

                             SIGNATURE                                   15

                        PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                                 ADTRAN, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                    ASSETS
                                                                             September 30,              December 31,
                                                                                 2000                       1999
                                                                             ------------               ------------
                                                                              (Unaudited)
Current assets:
     Cash and cash equivalents..................................             $  6,531,156               $ 37,500,674
     Short-term investments.....................................              152,885,674                 41,080,776
     Accounts receivable, less allowance for
        doubtful accounts of $877,409 and $1,018,400
        in 2000 and 1999, respectively..........................               80,177,680                 60,036,876
     Other receivables..........................................               11,811,130                  4,458,525
     Inventory..................................................               85,331,330                 58,568,773
     Prepaid expenses...........................................                4,543,284                  1,410,286
     Deferred income taxes......................................                4,069,937                  4,069,937
                                                                             ------------               ------------
               Total current assets.............................              345,350,191                207,125,847

Property, plant and equipment, less accumulated
     depreciation of $49,612,672 and $40,416,461
     in 2000 and 1999, respectively.............................              122,140,649                104,587,755
Other assets....................................................                  220,000                    220,000
Long-term investments...........................................              170,297,426                244,362,579
                                                                             ------------               ------------
                                                                             $638,008,266               $556,296,181
                                                                             ============               ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable...........................................             $ 28,999,280               $ 12,773,848
     Accrued wages and benefits.................................                5,691,532                  4,860,226
     Accrued income taxes.......................................               29,726,721                  6,096,459
     Accrued liabilities........................................                2,716,791                  2,248,022
                                                                             ------------               ------------
          Total current liabilities.............................               67,134,324                 25,978,555
Long term liabilities:
     Bonds payable..............................................               50,000,000                 50,000,000
     Deferred income taxes......................................               49,382,381                 80,265,155
                                                                             ------------               ------------
          Total liabilities.....................................              166,516,705                156,243,710
                                                                             ------------               ------------

Minority interest in subsidiary                                                   160,000                         --
                                                                             ------------               ------------

Stockholders' equity:
     Common stock, par value $.01 per share,
        200,000,000 shares authorized: 39,446,664 and
        39,446,644 shares issued in 2000 and 1999, respectively.                  394,466                    394,466
     Additional paid-in capital.................................               91,093,057                 90,832,913
     Accumulated other comprehensive income.....................               68,387,143                116,000,000
     Retained earnings..........................................              327,145,508                214,834,541
        Less treasury stock at cost: 744,868 and 1,047,225
         shares in 2000 and 1999, respectively..................              (15,688,613)               (22,009,449)
                                                                             ------------               ------------
     Total stockholders' equity.................................              471,331,561                400,052,471
                                                                             ------------               ------------
                                                                             $638,008,266               $556,296,181
                                                                             ============               ============

                 See notes to condensed consolidated financial statements

                                 ADTRAN, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)


                                                                      Three Months Ended             Nine Months Ended
                                                                         September 30,                  September 30,
                                                                   2000               1999            2000           1999

Sales................................................         $127,276,696        $97,067,399    $341,193,702   $262,736,919
Cost of sales........................................           61,323,706         46,604,689     159,165,772    129,485,356
                                                              ------------        -----------    ------------   ------------

        Gross profit.................................           65,952,990         50,462,710     182,027,930    133,251,563

Selling, general and administrative expenses.........           22,968,133         18,353,928      63,068,043     52,357,951
Research and development expenses....................           12,766,314         10,885,778      37,022,104     30,914,252
                                                              ------------        -----------    ------------   ------------

        Income from operations.......................           30,218,543         21,223,004      81,937,783     49,979,360

Interest expense.....................................             (589,000)          (582,667)     (1,741,667)    (1,729,000)
Other income, net....................................            2,797,520            913,630       5,932,258      3,118,245

Realized investment gains-net........................           84,040,125                 --      84,040,125             --
                                                              ------------        -----------    ------------   ------------

Income before income taxes...........................          116,467,188         21,553,967     170,168,499     51,368,605
Provision for income taxes...........................          (39,598,846)        (7,403,779)    (57,857,532)   (17,391,683)
                                                              ------------        -----------    ------------   ------------


        Net income...................................         $ 76,868,342        $14,150,188    $112,310,967   $ 33,976,922
                                                              ============        ===========    ============   ============

Weighted average shares outstanding..................           38,690,560         38,332,793      38,633,914     38,324,349
                                                              ============        ===========    ============   ============

Weighted average shares outstanding assuming
 dilution(1).........................................           39,748,566         39,069,099      39,827,843     38,696,373
                                                               ===========       ============    ============   ============

Earnings per common share - basic....................         $       1.99        $       .37    $       2.91   $        .89
                                                              ============        ===========    ============   ============

Earnings per common share assuming dilution(1).......         $       1.93        $       .36    $       2.82   $        .88
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


           See notes to condensed consolidated financial statements

                                   ADTRAN, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                               2000                       1999
                                                                           -------------               ------------
Cash flows from operating activities:
     Net income....................................................        $ 112,310,967               $ 33,976,922
     Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation...............................................            9,536,588                  7,894,392
        Provision for losses on accounts receivable................                5,277                     20,532
        Provision for losses on inventory..........................            4,258,428                  2,762,383
        Gain on sale of property, plant and equipment..............                 (830)                    (5,000)
        Loss on sale of short-term investments.....................              134,847                    276,977
        Gain on sale of long-term investments......................          (85,368,216)                      (250)
        Change in operating assets:
             Accounts receivable...................................          (20,146,082)               (17,352,940)
             Inventory.............................................          (31,020,905)                 1,078,048
             Other receivables.....................................           (7,355,217)                (1,472,804)
             Prepaid expenses......................................           (3,132,998)                   155,218
             Deferred income taxes.................................             (333,179)                        --
        Change in operating liabilities:
             Accounts payable......................................           14,209,349                  3,075,661
             Accrued wages and benefits............................              831,306                  2,493,771
             Accrued income taxes..................................           23,630,263                  4,900,808
             Accrued liabilities...................................            2,484,773                    466,210
                                                                           -------------               ------------

     Net cash provided by operating activities.....................           20,044,371                 38,270,428
                                                                           -------------               ------------

Cash flows from investing activities:
     Expenditures for property, plant and equipment................          (27,089,785)               (28,342,791)
     Proceeds from the disposition of property, plant and equipment                   --                      5,000
     Proceeds from sales of short-term investments.................           50,907,900                 35,605,897
     Purchase of short-term investments............................         (162,843,646)               (10,245,487)
     Proceeds from sales of long-term investments..................           87,194,072                         --
     Purchase of long-term investments.............................           (5,763,409)                  (540,079)
                                                                           -------------               ------------

     Net cash used in investing activities.........................          (57,594,868)                (3,517,460)
                                                                           -------------               ------------

Cash flows from financing activities:
     Proceeds from issuance of common stock........................            6,580,979                    702,740
     Purchase of treasury stock....................................                   --                   (320,898)
                                                                           -------------               ------------

     Net cash provided by financing activities.....................            6,580,979                    381,842
                                                                           -------------               ------------

     Net increase (decrease) in cash and cash equivalents..........          (30,969,518)                35,134,810

Cash and cash equivalents, beginning of period.....................           37,500,674                 10,009,320
                                                                           -------------               ------------
Cash and cash equivalents, end of period...........................        $   6,531,156               $ 45,144,130
                                                                           =============               ============

           See notes to condensed consolidated financial statements

                                 ADTRAN, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


1. BASIS OF PRESENTATION

The interim condensed consolidated balance sheet of ADTRAN, Inc. ("ADTRAN") at December 31, 1999 has been derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The accompanying unaudited condensed financial statements of ADTRAN have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and notes required by generally accepted accounting principles for complete financial statements are not included herein. In the opinion of management, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected to occur for the year ending December 31, 2000. The interim statements should be read in conjunction with the financial statements and notes thereto included in ADTRAN's latest Annual Report on Form 10-K.

2. INVENTORY

At September 30, 2000 and December 31, 1999, inventory consisted of the following:

                                             September 30,         December 31,
                                                  2000                 1999
                                             -------------         ------------
Raw materials                                $54,131,623            $30,143,435
Work in progress                              16,906,671             15,763,155
Finished goods                                14,293,036             12,662,183
                                             -----------            -----------
                                             $85,331,330            $58,568,773
                                             ===========            ===========


3. COMPREHENSIVE INCOME

Comprehensive income consists of net income and unrealized gains and losses on marketable securities, net of deferred taxes. The reduction in accumulated other comprehensive income is a result of the net realized gain on the sale of marketable equity securities and the reduction in the fair value of the investments.

4.  EARNINGS PER SHARE

The company reported a realized investment gain during the three months ended September 30, 2000 from the sale of certain marketable equity securities resulting in a gain of $55,410,000 ($1.39 per share assuming dilution). Earnings per share before the realized investment gain, assuming dilution, for the three months ended September 30, 2000 was $.54 compared to earnings per share of $.36 for the three months ended September 30, 1999, and $1.43 for the nine months ended September 30, 2000 compared to $.88 for the nine months ended September 30, 1999.

A summary of the calculation of basic and diluted earnings per share (EPS) for the three months and nine months ended September 30, 2000 and 1999 is as follows:


                                                       For the Three Months Ended September 30, 2000
                                                   ----------------------------------------------------
                                                     Income               Shares            Per-Share
                                                   (Numerator)         (Denominator)          Amount
Basic EPS
Income available to common stockholders           $ 76,868,342          38,690,560             $1.99

Effect of Dilutive Securities
Stock Options                                                            1,058,006

Diluted EPS
Income available to common stockholders
  plus assumed conversions                        $ 76,868,342          39,748,566              $1.93


                                                       For the Nine Months Ended September 30, 2000
                                                  ------------------------------------------------------
                                                     Income               Shares              Per-Share
                                                   (Numerator)         (Denominator)           Amount
Basic EPS
Income available to common stockholders           $112,310,967          38,633,914             $2.91

Effect of Dilutive Securities
Stock Options                                                            1,193,929

Diluted EPS
Income available to common stockholders
  plus assumed conversions                        $112,310,967          39,827,843             $2.82

Earnings Per Share (continued)

                                                       For the Three Months Ended September 30, 1999
                                                   -----------------------------------------------------
                                                     Income               Shares              Per-Share
                                                   (Numerator)         (Denominator)           Amount
Basic EPS
Income available to common stockholders            $14,150,188           38,332,793             $0.37

Effect of Dilutive Securities
Stock Options                                                               736,306

Diluted EPS
Income available to common stockholders
  plus assumed conversions                         $14,150,188           39,069,099             $0.36

                                                           For the Nine Months Ended September 30, 1999
                                                      ------------------------------------------------------
                                                        Income               Shares            Per-Share
                                                      (Numerator)         (Denominator)         Amount
Basic EPS
Income available to common stockholders               $33,976,922           38,324,349          $0.89

Effect of Dilutive Securities
Stock Options                                                                  372,024

Diluted EPS
Income available to common stockholders
  plus assumed conversions                            $33,976,922           38,696,373          $0.88


5. Segment Information

ADTRAN operates two reportable segments - (1) the Carrier Network Division (formerly Telco) and (2) the Enterprise Network Division (formerly Customer Premise Equipment). ADTRAN evaluates the performance of its segments based on gross profit; therefore, selling, general and administrative costs, as well as research and development, interest income/expense, and the provision for income taxes are reported on an entity wide basis only. There are no intersegment revenues.

The table below presents information about the reported sales and gross profit of ADTRAN for the three months and nine months ended September 30, 2000 and 1999, respectively. Asset information by reportable segment is not reported, since ADTRAN does not produce such information internally.

                                    Three Months Ended                             Nine Months Ended
                                    September 30, 2000                            September 30, 2000

                              Sales              Gross Profit                Sales             Gross Profit
                      ---------------------  ---------------------  -----------------------  -----------------
Carrier Network                $ 79,911,989            $38,846,847             $224,501,259       $115,269,078
Enterprise Network               47,364,707             27,106,143              116,692,443         66,758,852
                               ------------            -----------             ------------       ------------
     Total                     $127,276,696            $65,952,990             $341,193,702       $182,027,930
                               ------------            -----------             ------------       ------------


                                    Three Months Ended                             Nine Months Ended
                                    September 30, 1999                            September 30, 1999

                              Sales              Gross Profit                Sales             Gross Profit
                      ---------------------  ---------------------  -----------------------  -----------------
Carrier Network                $ 61,359,332            $28,859,624             $165,635,435       $ 76,206,569
Enterprise Network               35,708,067             21,603,086               97,101,484         57,044,994
                               ------------            -----------             ------------       ------------
    Total                      $ 97,067,399            $50,462,710             $262,736,919       $133,251,563
                               ------------            -----------             ------------       ------------



The following table presents sales information by geographic area for the three months and nine months ended September 30, 2000 and 1999, respectively.

Sales                               Three Months Ended                           Nine Months Ended
                            September 30,        September 30,           September 30,         September 30,
                               2000                  1999                   2000                   1999
                      ---------------------  ---------------------  ---------------------  ---------------------
United States                  $123,061,429            $94,701,128           $331,772,796           $255,789,104
Foreign                           4,215,267              2,366,271              9,420,906              6,947,815
                               ------------            -----------           ------------           ------------
    Total                      $127,276,696            $97,067,399           $341,193,702           $262,736,919
                               ------------            -----------           ------------           ------------

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

Overview

ADTRAN, Inc. ("ADTRAN") designs, develops, manufactures, markets and services a broad range of high speed digital transmission products utilized by telephone companies ("Telcos") and corporate end-users to implement advanced digital data services over existing telephone networks. We currently sell our products to Telcos including all Regional Bell Operating Companies (through what is now referred to as our Carrier Network Division), and to private end-users through our Enterprise Network Division (formerly known as the Customer Premises Equipment or CPE Division).

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

RESULTS OF OPERATIONS - THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999

SALES
ADTRAN's sales increased 31.1% from $97,067,399 in the three months ended September 30, 1999 to $127,276,696 in the three months ended September 30, 2000. Sales increased 29.9% from $262,736,919 in the nine months ended September 30, 1999 to $341,193,702 in the nine months ended September 30, 2000. The increased sales resulted from an increase in sales volume to existing customers and from increased market penetration. Carrier Network sales increased from $61,359,332 in the three months ended September 30, 1999 to $79,911,989 in the three months ended September 30, 2000 and increased from $165,635,435 in the nine months ended September 30, 1999 to $224,501,259 in the nine months ended September 30, 2000. Carrier Network sales for the 2000 period increased primarily from continued success of our Systems products and strong sequential growth in our Total Reach products. Carrier Network sales as a percentage of total sales decreased from 63.2% in the three months ended September 30, 1999 to 62.8% in the three months ended September 30, 2000 and increased from 63.0% in the nine months ended September 30, 1999 to 65.8% in the nine months ended September 30, 2000. Sales of Enterprise Network products increased from $35,708,067 in the three months ended September 30, 1999 to $47,364,707 in the three months ended September 30, 2000. The increase was also due to strong growth in our Systems products. Sales of Enterprise Network products increased 20.2% from $97,101,484 in the nine months ended September 30,1999 to $116,692,443 in the nine months ended September 30, 2000. As a percentage of sales, Enterprise Network sales increased from 36.8% in the three months ended September 30, 1999 to 37.2% in the three months ended September 30, 2000 and decreased from 37.0% in the nine months ended September 30, 1999 to 34.2% in the nine months ended September 30, 2000. The financial effect of the increase in overall unit volume was offset somewhat by lower unit selling prices for many of ADTRAN's products.

COST OF SALES
Cost of sales increased 31.6% from $46,604,689 in the three months ended September 30, 1999 to $61,323,706 in the three months ended September 30, 2000 and increased 22.9% from $129,485,356 in the nine months ended September 30, 1999 to $159,165,772 in the nine months ended September 30, 2000. As a percentage of sales, cost of sales remained relatively unchanged from 48.0% in the three months ended September 30, 1999 to 48.2% in the three months ended September 30, 2000 and decreased from 49.3% in the nine months ended September 30, 1999 to 46.6% in the nine months ended September 30, 2000. An important part of ADTRAN's strategy is to reduce the product cost of each succeeding product generation and then to lower the product's price based on the cost savings achieved. This strategy sometimes results in variations in ADTRAN's gross profit margin due to timing differences between the recognition of cost reductions and the lowering of product selling prices. In view of the rapid pace of new product introductions by ADTRAN, this strategy may result in variations in gross profit margins that, for any particular financial period, can be difficult to predict.

SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses increased 25.1% from $18,353,928 in the three months ended September 30, 1999 to $22,968,133 in the three months ended September 30, 2000 and increased 20.5% from $52,357,951 in the nine months ended September 30, 1999 to $63,068,043 in the nine months ended September 30, 2000. The increase was due to additional sales and support expenditures necessary as a result of our expanded sales base. Selling, general and administrative expenses as a percentage of sales decreased from 18.9% in the three months ended September 30, 1999 to 18.0% in the three months ended September 30, 2000 and decreased from 19.9% in the nine months ended September 30, 1999 to 18.5% in the nine months ended September 30, 2000. Sales and support organization expansion, which resulted in increased costs during the quarter, will continue because they are necessary to position ADTRAN to accumulate market share and maintain growth over the long-term.

RESEARCH AND DEVELOPMENT EXPENSES
Research and development expenses increased 17.3% from $10,885,778 in the three months ended September 30, 1999 to $12,766,314 in the three months ended September 30, 2000 and increased 19.8% from $30,914,252 in the nine months ended September 30, 1999 to $37,022,104 in the nine months ended September 30, 2000. The increase was due to increased investment in product development and cost reduction through engineering. As a percentage of sales, research and development expenses decreased from 11.2% in the three months ended September 30, 1999 to 10.0% in the three months ended September 30, 2000 and decreased from 11.8% in the nine months ended September 30, 1999 to 10.9% in the nine months ended September 30, 2000. ADTRAN will continue to invest in these product development activities because they are necessary to position us to accumulate market share and maintain growth over the long-term.

INTEREST EXPENSE
Interest expense remained relatively unchanged from $582,667 for the three months ended September 30, 1999 to $589,000 in the three months ended September 30, 2000 and remained relatively unchanged from $1,729,000 in the nine months ended September 30, 1999 to $1,741,667 in the nine months ended September 30, 2000.

NET INCOME
As a result of the above factors, income before realized investment gains (net of income taxes) increased 51.3% from $14,150,188 in the three months ended September 30, 1999 to $21,401,862 in the three months ended September 30, 2000 and increased 67.3% from $33,976,922 in the nine months ended September 30, 1999 to $56,844,727 in the nine months ended September 30, 2000. As a percentage of sales, income before realized investment gains increased from 14.6% in the three months ended September 30, 1999 to 16.8% in the three months ended September 30, 2000 and increased from 12.9% in the nine months ended September 30, 1999 to 16.7% in the nine months ended September 30, 2000.

Liquidity and Capital Resources

ADTRAN committed to spend approximately an additional $2,500,000 for completing the construction of Phase IV of our corporate headquarters in Huntsville, Alabama, which was completed in October 2000. Over the next several years, we expect to spend approximately an additional $35,000,000 to equip Phase IV. Fifty million dollars of ADTRAN's Phase III expansion was approved for participation in an incentive program offered by the Alabama State Industrial Development Authority (the "Authority"). The incentive program enables participating companies to generate Alabama corporate income tax credits that can be used to reduce the amount of Alabama corporate income taxes that would otherwise be payable. There can be no assurance that the State of Alabama will continue to make these corporate income tax credits available in the future, and therefore, ADTRAN may not realize the full benefit of these incentives. Through December 31, 1999, the Authority had issued $50,000,000 of its taxable revenue bonds pursuant to the incentive program and loaned the proceeds from the sale of the bonds to ADTRAN. ADTRAN is required to make payments to the Authority in the amounts necessary to pay the principal of and interest on the Authority's Taxable Revenue Bond, Series 1995, as amended, currently outstanding in the aggregate principal amount of $50,000,000. The bond matures on January 1, 2020, and bears interest at the rate of 45 basis points over the money market rate of First Union National Bank of Tennessee.

ADTRAN's working capital position increased from $181,147,292 as of December 31, 1999 to $278,215,867 as of September 30, 2000 due to cash generated from operations and the sale of certain marketable equity securities, as discussed below. ADTRAN has used, and expects to continue to use, the cash generated from operations for working capital and other general corporate purposes, including
(i) product development activities to enhance its existing products and develop new products and (ii) expansion of sales and marketing activities. Inventory increased 45.7% from December 31, 1999 to September 30, 2000. The increase is attributable to two factors, (i) our expectations of increased shipments to existing customers and (ii) increasing quantities of certain commodities in anticipation of market wide allocations.

On March 31, 1997, the Board of Directors authorized ADTRAN to re-purchase up to 1,000,000 shares of our outstanding common stock. In October 1998, the Board approved the re-purchase of an additional 2,000,000 shares. As of September 30, 2000, we had re-purchased 1,121,017 shares of our common stock at a total cost of $23,595,265.

Capital expenditures totaling $36,236,622 for the year ended December 31, 1999 and $27,089,785 in the first nine months of 2000 were used to expand our headquarters and to purchase equipment.

At September 30, 2000, ADTRAN's cash on hand of $6,531,156 and short-term investments of $152,885,674 placed our potential cash availability at $159,416,830, of which a portion is being used to expand ADTRAN's facilities under the incentive program described above.

During July 2000, ADTRAN sold certain marketable equity securities (included in long-term investments in the accompanying condensed consolidated balance sheet) for $91,899,742 net of transaction costs of $4,705,670, resulting in a realized gain of $85,368,216.

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


          (b) No Reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       ADTRAN, INC.
                                       (Registrant)



Date:  November 14,  2000              /s/ John R. Cooper
                                       ------------------
                                       John R. Cooper
                                       Vice President - Finance and
                                       Chief Financial Officer