Form 10-K
period 2000-12-31
ADTRAN INC
filed 2001-03-30
CIK 926282

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended December 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X    No__
                                      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.__

The aggregate market value of the registrant's outstanding common stock held by non-affiliates of the registrant on March 1, 2001 was $526,569,673 based on a closing market price of $24.625 as quoted on the Nasdaq National Market. There were 39,451,088 shares of common stock outstanding as of March 1, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on April 20, 2001 are incorporated herein by reference in Part III.

                                  ADTRAN, Inc.
                           Annual Report on Form 10-K
                  For the Fiscal Year Ended December 31, 2000

                               Table of Contents
                               -----------------

Item                                                                                                   Page
Number                                                                                                Number
                                                 PART I

1.      Business...................................................................................       3

2.      Properties.................................................................................      11

3.      Legal Proceedings..........................................................................      11

4.      Submission of Matters to a Vote of Security Holders........................................      11

                                                 PART II

5.      Market for the Registrant's Common Equity and Related Stockholder Matters..................      14

6.      Selected Financial Data....................................................................      15

7.      Management's Discussion and Analysis of Financial Condition and Results of Operations......      16

7A.     Quantitative and Qualitative Disclosures About Market Risk.................................      20

8.      Financial Statements and Supplementary Data................................................      20

9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......      34

                                                PART III

10.     Directors and Executive Officers of the Registrant.........................................      34

11.     Executive Compensation.....................................................................      35

12.     Security Ownership of Certain Beneficial Owners and Management.............................      35

13.     Certain Relationships and Related Transactions.............................................      35

                                                 PART IV

14.     Exhibits, Financial Statements, Financial Statement Schedules, and Reports on Form 8-K....        35

SIGNATURES.........................................................................................       38

INDEX OF EXHIBITS..................................................................................       40

                                     PART I

ITEM 1. BUSINESS
--------------------------------------------------------------------------------

Overview

ADTRAN, Inc. designs, develops, and manufactures high-speed digital transmission equipment for use in today's widespread telecommunications networks. The two primary consumers of our products are telecommunications services providers (served by our Carrier Networks division, or CN) and public and private enterprises (served by our Enterprise Networks division, or EN). These customers use ADTRAN products to implement high-speed voice and data communications over copper and fiber network infrastructures. ADTRAN was incorporated under the laws of Delaware in November 1985 and commenced operations in January 1986.

     Customers

Our service provider, or carrier, customer base includes all of the major domestic Incumbent Local Exchange Carriers (ILECs); large independent carriers; a growing number of successful Competitive Service Providers (CSPs); as well as primary telecom service providers and competitive carriers in other regions of the world, including Hong Kong, China, Europe, Central America and Australia. Our enterprise customer base includes private and public enterprises worldwide in numerous vertical industries. We market our products and services using a direct sales force complemented by an extensive network of technology distributors and resellers.

     Products

ADTRAN offers more than 500 different products built around a set of core technologies, and developed to address high-speed digital communications over the last mile of the local loop ("Local Loop"). The Local Loop is the large existing infrastructure of the telephone network that connects end users to a service provider's central office, the facility that provides the local switching and distribution functions ("Central Office"). Our technologies support over two million Local Loops worldwide.

ADTRAN's products address two market segments: (i) CN products for use in the service provider's Local Loop, including Central Office, remote terminal and customer premises, and (ii) EN products for use at enterprise headquarters, remote offices and telecommuting locations. In 2000, sales of CN and EN products accounted for 68% and 32%, respectively, of ADTRAN's sales.

ADTRAN's main product lines for carrier networks include the Total Access(TM) System and HDSL/HDSL2 transport technologies. The Total Access System is a distributed access solution that includes broadband and narrowband access platforms, Time Division Multiplex ("TDM") and Asynchronous Transfer Mode ("ATM") integrated access devices, voice concentrators, and system management and professional services. Our HDSL/HDSL2 products offer four-wire and two-wire transport of voice and data over T1 facilities at extended distances with less engineering. These products are in addition to a comprehensive line of plug-in transmission, repeater, extension and termination devices for T1, Frame Relay, Integrated Services Digital Network ("ISDN"), and Digital Data Service ("DDS") services.

ADTRAN's enterprise networks product line includes solutions for wide area connectivity across most of today's diverse communications networks and technologies. We sell a broad range of products for voice, data, video, and Internet applications across fiber, T3, T1/E1, wireless T1/E1, FT1, Digital Subscriber Line ("DSL"), ATM, Frame Relay, ISDN, and DDS. Key product lines include the ATLAS series of Integrated Access Devices, the ADVANTA series of Virtual Private Network ("VPN") networking devices, the TSU series of T1 Services Units, the IQ series of Frame Relay Performance Monitoring devices, the ISU series of ISDN Service Units, and the DSU series of DDS Service Units.

     Market Trends

Demand for digital transmission technologies is being driven by Internet access, small office/home office ("SOHO") users, video delivery, on-line data services, and other applications, all of which require and benefit from the speed, reliability and low cost of digital transmission. While most service providers have replaced the copper wireline transmission network between Central Offices with fiber-optic and digital microwave links (which allow for high-speed digital transmission), the Local Loop remains predominantly copper wireline. Widespread replacement of this copper infrastructure remains prohibitively expensive; therefore, service providers have turned to manufacturers such as ADTRAN for technologies that upgrade the Local Loop to handle digital transmission in a cost effective manner.

Many digital delivery technologies are experiencing rapid growth, including High-Bit-Rate Digital Subscriber Line ("HDSL"), Symmetrical High-Bit-Rate Digital Subscriber Line ("SHDSL"), also known as G.shdsl, Asymmetrical High-Bit-Rate Digital Subscriber Line ("ADSL"), and ATM. Numerous higher speed digital technologies are under development, including additional versions of DSL technology, hybrid fiber coax, cable modems and other technologies.

     Product Development Strategy

ADTRAN's expertise lies in the development of advanced transmission technologies for copper and fiber loops. We apply these technologies in various products designed to improve network performance by optimizing the capacity of the infrastructure, increasing transmission speeds, and extending transmission distances. Our current research and product development activities include development of systems-based architectures that support new, higher speed technologies in comprehensive packaged solutions.

For example, we are now producing the Total Access(TM) System--a distributed access solution that includes carrier-class broadband and narrowband multiservice access platforms, TDM- and ATM-based Integrated Access Devices ("IADs"), and GR-303 concentrators, along with system management and professional services. Total Access promotes strategic network planning, breaking down barriers to profitability, overcoming logistical deployment issues, and expanding customer reach with the latest, copper-saving technologies.

In developing our product families, we have continuously improved our design, purchasing and production processes to lower product costs and have consistently offered improved products at lower prices to customers. As a result, we believe that we are a leading provider of Local Loop and Central Office digital transmission products to services providers. See "Business Strategy."

We pioneered the use of narrowband two-wire technologies in the mid-1990's with our Total Reach(R) DDS and ISDN range extension products. Still in high demand, Total Reach products contributed approximately 16% to 2000 revenue.

The innovative signaling technique used in Total Reach enabled ADTRAN to sustain a strong price and performance advantage for years. Now, that signaling technique has been modified and adopted for newer T1 two-wire transports, such as HDSL2, G.shdsl, and SDSL. HDSL2 is the first two-wire standard for T1 facilities, and ADTRAN was the first to market with a standards-compliant product in late 1999. That product began shipping in volume in 2000.

Now, ADTRAN is leading the industry's newest DSL technology, G.shdsl. We are the first to develop a standards-compliant G.shdsl chip, and the first to introduce a G.shdsl deployment solution using the Total Access System. G.shdsl has strong implications in international markets as well. Standardized by both U.S. and international committees, G.shdsl represents the first true global DSL standard, supporting both North American and European specifications.

ADTRAN is significantly diversifying its product lines to meet the changing requirements of traditional and emerging networks. We are currently developing products to satisfy emerging demand for Internet Protocol ("IP") and softswitch network architectures. IP-based networks transport information over the Internet backbone, as opposed to the Public Switched Telephone Network. New products under development include VPN tunneling devices and traffic shaping devices.

Business Strategy

Our business objective is to enhance our position as a leading provider of digital transmission products for the Local Loop. To achieve this objective, we have adopted the following strategies:

Expand Product Offerings. We are expanding our products in order to offer our customers more comprehensive systems solutions and a viable migration path from traditional circuit-switched technologies to next-generation packet-switched technologies. We are also offering products focused specifically on the challenges brought about by a competitive service environment.

 . We have developed, and are continuing to develop, the Total Access System--a series of interrelated products and platforms designed to address the needs of today's carriers. A complete solution ranging from network planning to professional services, Total Access enables carriers to work with a single vendor for integrated services. The systems approach offers advantages such as flexible services, more network interface options, increased bandwidth, centralized network management, voice and data convergence, single-vendor support and training, and easier technology migration.

 . We have developed, and are continuing to develop, lines of products aimed at aiding carriers in transforming the Local Loop from a primarily analog, circuit-switched architecture to a digital, packet-switched architecture. These products are designed to carry both types of traffic so that carriers can buy them today to handle their circuit-switched traffic, then, in the future, simply reconfigure them to handle packet-switched traffic, instead of having to buy completely new equipment. These new products will also allow our customers to deploy new services to their customers, such as Voice over DSL, many of which had not been available in the past, or had been prohibitively expensive or complex to deploy.

 . We are also continuing to develop new products that address the needs of a competitive service environment. As deregulation occurs, and new players continually enter the arena, service providers must manage ever-increasing network traffic, while keeping associated costs in check. Our solutions in this area include products to converge voice and data onto common circuits, such as IADs and Digital Subscriber Line Access Multiplexers (DSLAMs). Both of these devices play an important part in the deployment of Voice over DSL and other next-generation voice and data transports. Other products address the migration from four-wire to two-wire networks--a technique many carriers are using to capitalize on existing copper in both narrowband and broadband applications.

Adapt Product Technologies to Address Emerging Markets. We have a proven ability to adapt product technologies from one market to another. For example, we adapted many of the product technologies developed for carrier network products for use in our enterprise networking product lines. We are currently leveraging this capability in order to address the needs of today's emerging networks.

Products that support network convergence and other cost-reducing measures, especially over packet-based networks, are becoming increasingly critical. ADTRAN has responded with a series of IADs and DSLAMs that help consolidate voice and data traffic onto common circuits in applications such as Voice over DSL and Voice over ATM. Many of these products allow carriers to migrate from traditional circuit-switched technologies to emerging packet-switched technologies with a software upgrade.

ADTRAN was a pioneer in transmission technologies that allowed voice and data transport over two wires instead of four. This cost-effective technology remains in high demand today in both narrowband and broadband networks. The innovative signaling technique originally developed in our two-wire Total Reach(R) technology has sustained its price and performance advantage for years. Now, that signaling technique has been modified and adopted for newer T1 single-pair transports, such as HDSL2, SHDSL, and SDSL.

Capitalize on Existing Market Leadership Positions. We intend to maintain our market leadership positions in both carrier and enterprise markets. Our dedicated engineering organization focuses on applying successful technologies to new applications, and on developing new technologies to meet emerging market trends. Through in-house silicon development and engineering efficiency, ADTRAN has consistently improved product performance while reducing costs, leading to gains in market share. We will continue to develop innovative new products, and redesign existing products in order to reduce costs and cycle times. By focusing on these efforts, we believe we will continue to be a leading low-cost provider to the industry. We believe that maintaining our leadership in technology for high-speed digital transmission over copper wire is critical to our ability to build and maintain strong relationships with incumbent and competitive carriers, as well as enterprise users, and to achieve leadership in new markets.

Expand Sales Channels to Drive Market Penetration. We are working to increase customer adoption of our products by expanding our sales operations and distribution channels. We are working to expand our sales channel both through the internal creation of new sales divisions and through the addition of international sales partners, who will sell our products to customers around the world. We believe these additions to and expansion of our sales channels will help us drive increased market penetration in our existing markets, as well as help us to develop new markets.

Products

ADTRAN is concentrating significant resources on the development of products to support the migration from TDM to packet technologies such as ATM or Frame Relay. Packet technologies reduce costs by consolidating multiple users onto shared circuits, eliminating the idle bandwidth associated with dedicated circuits. This concept is especially important where carriers are offering converged voice and data services over DSL to small- and medium-sized business customers. We offer a comprehensive line of enterprise and carrier-class Frame Relay products and are building ATM technology into our newest integrated access systems.

Our product lines, comprised of over 500 products, are built around core technologies that we developed to address the Central Office and Local Loop digital communications marketplaces. Our product lines consist of two groups of inter-related products: (1) CN products and (2) EN products.

CN Products. Systems solutions and DSL technologies make up the core of our CN product offering. We are the industry's leading HDSL/HDSL2 product supplier, with equipment in use by a majority of ILECs and numerous other service providers. We are also a leader in the development of the next generation of two-wire DSL transport products, SHDSL, also known as G.shdsl. Having assumed a leadership role with the governing standards bodies that defined this important advancement, our in-depth understanding of the technology enabled us to produce the industry's first SHDSL chip set in a joint development effort with Infineon Technologies AG. These products are vital to carriers who deploy them widely to service business users needing broadband connectivity.

We are the only equipment provider that has developed its own low-cost chip sets implementing HDSL, HDSL2 and SHDSL, and we believe that provides a sustainable competitive advantage moving forward. Our engineers continue to provide timely technical advances through their effective development process, and our in-house integrated circuit expertise allows us to deliver highly competitive products with industry-leading cost positions.

ADTRAN's Total Access(TM) System provides a powerful broadband solution for carrier networks. It is critical equipment that connects expensive network infrastructure to the revenue source. CN's Total Access system product line was strengthened in 2000 by the announcement of significant additions. Each addition plays a strategic role in the deployment of today's efficient distributed access business mode. Together with announcements scheduled for 2001, they address strong demand for new capabilities in Local Loop access platforms, serving as Next-Generation Distributed Loop Carrier (NGDLC) systems, DSLAM, voice concentrators, fiber distribution platforms, Voice over Digital Subscriber Line deployment systems, and centralized network management systems. These and other high-growth applications will continue to drive sales of the Total Access System. Installed at the Central Office or in a remote terminal, Total Access connects to network backbones ranging from T1 to fiber, and enables deployment of the widest range of voice and data services.

The Total Reach(R) family of products uses one of our technological breakthroughs to extend digital services over one twisted pair of copper wires. Total Reach addresses some of the major challenges associated with 64 kilobits per second Frame Relay service deployment such as multiple copper pair availability, extensive engineering for repeaters and apparatus cases required for lengthy installs, bridged tap determination and removal efforts, and power requirements.

We are the industry's primary supplier of U-BR1TEs, which are required to extend ISDN service from an ISDN capable switch at a hub Central Office to a serving Central Office. We also supply a substantial portion of the industry's ISDN mid-span repeaters and interface units.

EN Products. Many of our original EN products evolved from technologies developed for our CN product lines. Today, some of the technologies being developed by our EN division have application in CN markets as well.
Frequently, we are able to realize a competitive advantage in the marketplace by leveraging product development efforts and expertise across our two divisions.

The ATLAS series, introduced in late 1997, has proven effective as a central site solution for the enterprise dealing with remote connectivity issues involving one or more different types of service technologies. A single ATLAS device can handle voice, data and video signals, and is often used to consolidate traffic and reduce monthly telecommunications pay outs. An ATLAS unit, combined with the appropriate ADTRAN access devices at the remote end, provides a complete connectivity solution for virtually any enterprise network.

The ATLAS family now includes the 800, 800 PLUS, 550, 810 PLUS (multinational), and 890. Members of the ATLAS series are classified as IADs, and essentially function as bandwidth managers, ISDN access switches, remote access concentrators, digital cross-connect systems, wide area emulators, routers, dial backup solutions and Frame Relay switches, all in one. The ATLAS 550, a lower-cost, lower-capacity version of the ATLAS 800, is a mid-sized platform for migrating TDM-based networks to packet technologies such as voice over IP and ATM.

The IAD has become an essential component in converged network architectures, especially in Voice over DSL applications. To address this growing need, we have added the Total Access(TM) series of IADs to our EN product lineup. The typical Voice over DSL model requires interoperability between an IAD, voice gateway, and DSLAM. In 2000, we established interoperability with leading third-party voice gateways and DSLAMs, making Total Access IADs suitable for many network opportunities. Our Total Access IADs are suitable for existing circuit-switched networks and newer packet-based networks.

Many carriers and enterprise customers are updating the last-mile segment of their networks from narrowband technologies, such as DDS, ISDN, and T1, to broadband technologies such as T3 and fiber. We have enjoyed consistent success in the T3 enterprise market since the introduction of the T3SU 300(TM) termination device in 1998. Because its innovative design ended the limitations found in many T3 termination devices, the T3SU 300 gained rapid market acceptance. Another example of innovative engineering in T3 technology is the MX2800(TM), a T1/T3 multiplexer introduced in late 1999. The MX2800 provides intelligent redundancy and other downtime-prevention features at a competitive price.

In late 2000, we entered the enterprise fiber market with two new optical transport products. The OCU 45 (Optical Converter Unit) is for use in applications where the customer seeks to connect copper-based buildings to fiber. The OSU 300, also introduced late in 2000, is a competitively priced Optical Service Unit for terminating point-to-point fiber circuits. Built on the technologies of our highly successful T3SU 300, the OSU 300 handles both voice and data using a single device, eliminating excess equipment.

We continue to provide a strong, broad offering of products in the enterprise DSU/CSU marketplace. In 1997, we introduced our "IQ Series" of DSUs and CSUs, which allows network operators and service providers to monitor and ensure the quality of service delivered on Frame Relay circuits. These design changes substantially reduced the manufacturing cost while increasing the utility of the product to the marketplace.

International Markets

ADTRAN serves its international markets through a combination of direct sales and distribution arrangements. We have formed, and will continue to pursue, international distribution arrangements built upon core products and technologies developed by us in an effort to further our penetration into international markets.

While our complete line of international E1 and four-wire HDSL deployment products continue to constitute a large portion of our international sales, many of the domestic product advances made in 2000 have important implications for ADTRAN in global markets. Two-wire transport that stretches infrastructure, fiber optics that increase bandwidth, and converged voice/data applications, such as Voice over DSL, are in high demand in other countries, just as they are in the U.S.

The international version of the Total Access System offers global service providers many of the same powerful deployment options that U.S. carriers enjoy. The new two-wire SHDSL (G.shdsl) international transport standard is being rapidly accepted abroad, and business models for ATM and Voice over DSL are similar to those used domestically. With a single platform to support both international and U.S. business, we should see greater economy of scale in the future, resulting in improved price and performance for customers.

Although ADTRAN has not yet fully developed its potential in its international markets and related sales have been modest, we believe that international markets present a significant opportunity for growth.

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

Our sales and profitability in the past have resulted to a significant extent from our ability to anticipate changes in technology, industry standards and common carrier service offerings, and to develop and introduce new and enhanced products. Our continued ability to adapt will be a significant factor in maintaining or improving our competitive position and our prospects for growth. Therefore, ADTRAN will continue to make significant investments in product development, although there can be no assurance that we will have the resources necessary to continue this strategy successfully or to otherwise respond appropriately to changing technology, industry standards and common carrier service offerings. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

As of December 31, 2000, ADTRAN's product development programs were carried out by over 350 engineers and engineering support personnel, comprising approximately 21% of ADTRAN's employees. To date, all product development expenses have been charged to operations as incurred. From time to time, development programs are conducted by other firms under contract with us, and related costs are also charged to operations as incurred. During 2000, 1999 and 1998, product development expenditures totaled $50,628,000, $42,018,000, and $37,222,000, respectively. Because our product development activities are an important part of our strategy and because of rapidly changing technology and evolving industry standards, we expect to spend more in product development activities in 2001 than we did in 2000.

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

As of December 31, 2000, product development teams were assigned to the following product lines: CN Loop Technologies (includes teams for Mechanical Systems; FT1, Total Reach, DDS, and ISDN; G.shdsl and ADSL; and HDSL, HDSL2); CN Access Platforms (includes teams for Total Access DSLAM; Total Access TDM Applications; Total Access EMS; Total Access Digital Loop Carrier; and Total Access IAD and M13 Multiplexers); and EN Connectivity (includes teams for IADs; Packet Access Products; TDM Access Products; Fixed Broadband Wireless Products; Fiber Optic Products; and International Products).

Engineering services and advanced technology groups provide support for all of the product development teams. Each product development team is generally responsible for sustaining technical support of existing products, improving the cost or manufacturing of products, conceiving new products in cooperation with other groups within ADTRAN and adapting standard products or technology under supply contracts to other firms.

In particular, each product development team is charged with implementing ADTRAN's engineering strategy of reducing product costs for each succeeding generation of our products in an effort to be a low-cost, high-quality provider in the industry, without compromising functionality or serviceability. This strategy has involved setting a price point for the next generation of any given product with the aim of meeting that price point through innovative engineering.

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

Customers

Our carrier customer base includes all of the major domestic ILECs; large independent carriers; a growing number of successful CSPs; as well as primary telecom service providers and competitive carriers in other regions of the world, including Hong Kong, China, Europe, Central America and Australia. Our enterprise customer base includes private and public enterprises worldwide in numerous vertical industries.

The major customers of ADTRAN include the following:

     Alltel Corporation       Verizon Communications    Sprint Corporation
     AT&T                     Ingram Micro              Tech Data Corporation
     Bell Atlantic            MCI WorldCom
     BellSouth Corporation    Qwest (US West)
     Cisco                    SBC Communications, Inc.

Historically, a large percentage of our sales have been made to the Regional Bell Operating Companies (RBOCs) and major independents (typically more than 50%). While these customers still comprise a large percent of our revenue source (56% in 2000), recent mergers and acquisitions have affected the mix. Verizon Communications (formerly GTE and Bell Atlantic) constituted approximately 14% of our revenue base in 2000. SBC Communications, Inc. and Sprint Corporation each accounted for at least 12% of our total sales in 2000. No other customer accounted for 10% or more of our sales in 2000.

In this industry, a supplier must first obtain product approvals from an RBOC or other carrier to sell its products to them. We are, therefore, involved in a constant process of submitting succeeding generations of products for approval, as well as products that deploy new technology or respond to a new technology demand from an RBOC or other carrier. We have been successful in the past in obtaining such approvals. However, we can not be certain that we will obtain such approvals in the future or that sales of such products will continue to occur. Further, any attempt by an RBOC or other carrier to seek out additional or alternative suppliers or to undertake, as permitted under applicable regulations, the production of such products internally could have a material adverse effect on our operating results.

Marketing, Sales and Distribution

As of December 31, 2000, ADTRAN's marketing and sales programs were conducted by over 280 employees. ADTRAN sells its CN products in the United States and Canada directly to the carriers through a field sales organization based in 38 locations (some of these locations are home offices) in the United States. ADTRAN sells its CN products internationally through field sales offices and various distribution arrangements with a geographically dispersed set of distributors. ADTRAN sells its EN products, both domestically and internationally, through a two-tiered network of distributors and resellers.

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

Sales to carriers involve protracted product qualification and standardization processes that can extend for several months or years. Subsequent orders, if any, are typically placed under single or multi-year supply agreements that are generally not subject to minimum volume commitments. Carriers generally prefer having two or more suppliers of most products, so individual orders are generally subject to competition based on some combination of price, delivery and other terms. EN products are sold under both exclusive and non-exclusive distribution arrangements.

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

Customer Service and Support

ADTRAN maintains 24-hour, 7 day-a-week telephone support for all of its customers, as customers often demand an immediate response to problems with installed products or with plans for new installations. We provide on-site support in those circumstances in which problems cannot otherwise be resolved. Our policy has generally been to follow through with problem resolutions even after it is established that our products are not the source of the difficulty. We provide direct installation and service of our products in North America utilizing our own resources or resources available under nationwide services contracts with IBM Corporation and Data General Corporation for installation and service.

Substantially all of our products carry a full ten year return-to-factory warranty. Warranty returns to date have been relatively insignificant (less than 1%). We believe that our low return rate is a direct result of our commitment to a rigorous product quality program that has garnered us special recognition by several key customers.

Manufacturing

The principal steps in the manufacturing process are the purchase and management of materials, assembly, testing, final inspection, packing and shipping. In 2000, ADTRAN continued to purchase parts and components for assembly of certain of our products from a large number of suppliers through a worldwide sourcing program. In addition, we have begun to shift to a process of allowing contract manufacturers to purchase the materials that they use in the assembly of our products. Certain key components used in our products are currently available from only one source, and other key components are available from only a limited number of sources. In the past, we have experienced delays in the receipt of certain of our key components, which have resulted in delays in related product deliveries. We attempt to manage such risks through developing alternative sources, through engineering efforts designed to obviate the necessity of certain components, and by maintaining quality relationships and close personal contact with each of our suppliers. However, we can make no assurance that delays in deliveries of key components, either to us or to our contract manufacturers, and consequent delays in product deliveries will not occur in the future. The inability to obtain sufficient key components as required, or to develop alternative sources if and as required in the future, could result in delays or reductions in product shipments which, in turn, could have a material adverse effect on our customer relationships and operating results.

We rely on subcontractors in the United States, Mexico and Taiwan for assembly of printed circuit board assemblies, sub-assemblies, chassis, enclosures and equipment shelves, and, more recently, also to purchase the raw materials used in and for such assembly. We plan to continue to transition the purchasing of materials for, assembly and final testing of a significant portion of our lower priced products to companies in Mexico with which we subcontract. Such assembly typically can be done by subcontractors at a lower cost than if we assembled such items internally, which furthers our goal of being a low cost, high quality provider in the industry. The transition to subcontractors whose core competency is the manufacture of electronic equipment furthers our goal of being a low cost, high quality provider in the industry. Subcontract assembly operations do, however, contribute significantly to production cycle times, but we believe we can respond more rapidly to uncertainties in incoming order rates by selecting assembly subcontractors having significant reserve capacity. This reliance on third-party subcontractors for the assembly of our products involves several risks, including the unavailability of or interruptions in access to certain process technologies and reduced control over product quality, delivery schedules, manufacturing yields and costs. These risks may be exacerbated by economic or political uncertainties or by natural disasters in foreign countries in which our subcontractors may be located. We currently have limited foreign exchange risks as we conduct the majority of all transactions with foreign vendors or customers in U.S. dollars.

We are heavily dependent on four subcontractors. To date, we believe that we have successfully managed the risks of such dependence on these subcontractors through a variety of efforts, which include seeking and developing alternative subcontractors while maintaining existing relationships. However, there can be no assurance that delays in product deliveries may not occur in the future because of shortages resulting from this limited number of subcontractors or from the financial or other difficulties of such parties. The inability to develop alternative subcontractors if and as required in the future could result in delays or reductions in product shipments which, in turn, could have a material adverse effect on our customer relationships and operating results. While we believe that alternative sources of supply or alternative subcontractors could be developed if necessary, material delays or interruption of supply might, nevertheless, arise as a consequence of required retraining and other activities related to establishing and developing a new supply or subcontractor relationship and such material delays may have a material adverse effect on our business and operating results.

Final testing, with the exception of certain lower priced products as discussed above, and shipment of products to customers occurs in our Huntsville, Alabama facilities. Our facilities are certified pursuant to ISO 9001, TL 9000 and certain other telephone company standards, including those relating to emission of electromagnetic energy and safety specifications.

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

With respect to CN sales, product quality and availability and an established reputation for customer service are important competitive factors that can affect our ability to have our products accepted and approved by the individual carriers. Our CN market competitors include large established firms such as ADC Telecommunications, Inc. (includes Pairgain), Lucent Technologies, Inc., Nortel Networks Corporation, Tellabs, Inc., Westell Technologies, Inc. (includes Teltrend), as well as smaller, specialized firms.

In the EN market, among the significant competitors for subrate CSU/DSU market share are General DataComm Industries, Inc. and Motorola, Inc. Competitors for T1 service unit market share include ADC KENTROX, a subsidiary of ADC Telecommunications, Inc., Paradyne Corp., Quick Eagle Corporation, and Visual Networks, Inc. ADTRAN now holds a leading market share position in IADs, where we compete with ACT Networks and Zhone Technologies, Inc. (formerly Premisys). In broadband T3 and fiber markets, competition varies greatly by product, but includes Carrier Access Corporation, Quick Eagle Corporation, and Canoga Perkins Corporation. An increase in competition could reduce our gross profit margins, may require increased spending by us on product development and sales and marketing, and may otherwise adversely affect our business.

Proprietary Rights

The name "ADTRAN" and our corporate logo are registered trademarks of ADTRAN. A number of our product identifiers and names are also registered. We also claim rights to a number of unregistered trademarks. We have obtained patents on 13 inventions relating to our products and have several patent applications pending. We will seek additional patents from time to time related to our research and development activities. We protect our trademarks, patents, inventions, trade secrets, and other proprietary rights by contract, trademark, copyright and patent registration, and internal security. We believe, however, that our competitive success will not depend on the ownership of intellectual property rights, but primarily on the innovative skills, technical competence and marketing abilities of our personnel. The telecommunications industry, nevertheless, is characterized by the existence of an ever increasing number of patents and frequent litigation based on allegations of patent infringement. From time to time, third parties may assert exclusive patent, copyright and other intellectual property rights to technologies that are important to us. While there are no outstanding infringement lawsuits pending by or against ADTRAN, it is possible that third parties may assert litigation claims against us in the future, that assertions by such parties may result in costly litigation, or that we may not prevail in any such litigation or be able to license any valid and infringed patents from third parties on commercially reasonable terms. Any infringement claim or other litigation against or by us could have a material adverse effect on our business and operating results.

Employees

As of December 31, 2000, ADTRAN had 1,707 full-time employees in the United States, six in Canada, five in Hong Kong, and four in Europe. Of ADTRAN's total employees, 280 were in sales, marketing, and service, 365 were in research and development, 907 were in manufacturing and quality, and 170 were in administration. None of ADTRAN's employees are represented by a collective bargaining agreement nor has ADTRAN ever experienced any work stoppage. We believe that our relationship with our employees is good.

ITEM 2. PROPERTIES
--------------------------------------------------------------------------------

ADTRAN's headquarters and principal administrative, engineering and manufacturing facilities are located on a 22-acre campus in Cummings Research Park in Huntsville, Alabama. Two office buildings contain 440,000 and 600,000 square feet, respectively. These facilities are projected to accommodate a total of 3,000 employees. We also lease 65,480 additional square feet to accommodate manufacturing and engineering activities.

We also maintain 44 sales and service facilities, some of which are home based offices, 36 located within the United States, two in Canada, one in Hong Kong, one in Beijing, China, and one in Zurich, Switzerland. The U.S. facilities are in the following locations: Atlanta, GA, Boston, MA, Chicago, IL, Cleveland, OH, Columbus, OH, Concord, NH, Dallas, TX, Denver, CO, Detroit, MI, Harrisburg, PA, Houston, TX, Huntsville, AL, Indianapolis, IN, Las Vegas, NV, Lincoln, NE, Kansas City, KS, Los Angeles, CA, Minneapolis, MN, Nashville, TN, New York, NY, Orlando, FL, Philadelphia, PA, Phoenix, AZ, Pittsburgh, PA, Portland, OR, Providence, RI, Raleigh, NC, Richmond, VA, Sacramento, CA, San Antonio, TX, San Diego, CA, San Francisco, CA, San Jose, CA, Seattle, WA, St. Louis, MO, Trenton, NJ, Washington, D.C.

In addition to the home offices listed above, we lease additional office space in Huntsville, AL, Leawood, KS, Irvine, CA, Englewood, CO, Atlanta, GA, Irving, TX, Altamonte Springs, FL, Herndon, VA, Crystal Lake, IL, and Bainbridge Island, WA, which leases expire at various times between 2001 and 2003. See Note 7 of Notes to Financial Statements.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

No matter was submitted by ADTRAN to vote of security holders during the fiscal quarter ended December 31, 2000.

ITEM 4(A). EXECUTIVE OFFICERS OF THE REGISTRANT
--------------------------------------------------------------------------------

Set forth below, in accordance with General Instruction G(3) of Form 10-K and Instruction 3 of Item 401(b) of Regulation S-K, is certain information regarding the executive officers of ADTRAN. Unless otherwise indicated, the information set forth is as of December 31, 2000.

Mark C. Smith - Age 60  - Mr. Smith is one of the co-founders of ADTRAN.
      1995 to present     Chairman of the Board and Chief Executive Officer
      1986 - 1995         Chairman of the Board, Chief Executive Officer and
                          President

Lonnie S. McMillian - Age 72 - Mr. McMillian is one of the co-founders of ADTRAN.
     1996 to present     Senior Vice President-Engineering, Secretary and Director
     1986 - 1996         Vice President - Engineering, Secretary, Treasurer and Director

Howard A. Thrailkill - Age 62
     1995 to present     President, Chief Operating Officer and Director
     1992 - 1995         Executive Vice President

John R. Cooper - Age 53
     1996 to present     Vice President - Finance and Chief Financial Officer
     1995 - 1996         President, Sauty Group, Inc.
     1991 - 1995         Partner, Coopers & Lybrand L.L.P.

Danny J. Windham - Age 41
     1999 to present     Vice President and General Manager- EN
     1995 - 1999         Vice President-EN Marketing
     1994 - 1995         Director of Marketing
     1989 - 1994         Manager of Product Management

Thomas R. Stanton - Age 36
     1999 to present     Vice President and General Manager-CN
     1995 - 1999         Vice President - CN Marketing
     1995                VP - Marketing & Engineering, Transcrypt International, Inc.
     1994 - 1995         Sr. Director, Marketing, E.F. Johnson Company
     1993 - 1994         Director, Marketing, E.F. Johnson Company

P. Steven Locke - Age 52
     2000 to present     Vice President - CN Marketing
     1999 - 2000         Vice President, Sprint Local Division Sales for Lucent Technologies
     1997 - 1999         Senior Director of Sales, ADTRAN, Inc.
     1993 - 1997         Vice President and Central Manager, Business Network Group, Sprint North Supply

M. Melvin Bruce - Age 60
     1996 to present     Vice President - CN Engineering
     1989 - 1996         Vice President, Research and Design, Tel Control Inc.

James D. Butler - Age 42
     1999 to present     Vice President - EN Sales
     1997 - 1999         Director, EN Sales
     1995 - 1997         Area Vice President,  Motorola Inc. Information Systems Group

Robert A. Fredrickson - Age 50
     1996 to present     Vice President - CN Sales
     1996                Vice President, Broadband Business Development, DSC Communications Corp.
     1991 - 1996         Senior Director, Access Products, DSC Communications Corp.

Steven L. Harvey - Age 40
     1999 to present     Vice President -  Competitive Service Provider Sales
     1996 - 1999         Vice President -  EN Sales
     1995 - 1996         Executive Vice President, Data Processing Sciences Corporation
     1991 - 1995         Vice President, Data Processing Sciences Corporation

Charles A. O'Donnell - Age 45
     1996 to present     Vice President - Quality
     1993 - 1996         Quality and Technical Resources Manager, Exide Electronics Corporation

Jude T. Panetta - Age 41
     1994 to present     Vice President - Operations
     1989 - 1994         Director of Manufacturing, Exide Electronics Corporation

Everette R. Ramage - Age 53
     1999 to present     Vice President - EN Engineering
     1993 - 1999         Engineering Manager, EN DDS Group

Kevin W. Schneider - Age 37
     1999 to present     Vice President - Technology
     1996 - 1999         Chief Scientist
     1992 - 1996         Staff Scientist

There are no family relationships among the directors or executive officers.

All officers are elected annually by and serve at the pleasure of the Board of Directors of ADTRAN.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

ADTRAN's common stock is traded on the NASDAQ National Market (NASDAQ) under the symbol "ADTN." As of January 31, 2001, ADTRAN had 422 shareholders of record and approximately 10,740 beneficial owners of shares held in street name. The following table shows the high and low sale prices per share for the common stock as reported by NASDAQ for the periods indicated:


          2000 Quarters              High                   Low

          First                     $80-1/2               $49-1/16
          Second                    $    73               $44-3/8
          Third                     $73-1/4               $41-1/8
          Fourth                    $48-3/16              $16-9/16

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

ITEM 6. SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------

The following selected financial data concerning ADTRAN for and as of the end of each of the years in the five year period ended December 31, 2000, are derived from the financial statements of ADTRAN, which have been audited by PricewaterhouseCoopers LLP, independent accountants. The selected financial data are qualified in their entirety by the more detailed information and financial statements, including the notes thereto. The financial statements of ADTRAN as of December 31, 2000 and 1999 and for each of the years in the three year period ended December 31, 2000, and the report of PricewaterhouseCoopers LLP thereon, are included elsewhere in this report.

    Year Ended December 31,                                     2000          1999        1998         1997        1996
    (in thousands, except per share data)
    Sales
        CN (Carrier Networks Division)                      $315,228      $230,967     $167,500    $171,838    $171,902
        EN (Enterprise Networks Division)                    147,721       136,240      119,059      93,497      78,219
    -------------------------------------------------------------------------------------------------------------------
           Total Sales                                       462,949       367,207      286,559     265,335     250,121
    Cost of Sales                                            233,430       178,629      130,010     130,254     129,953
    -------------------------------------------------------------------------------------------------------------------
           Gross profit                                      229,519       188,578      156,549     135,081     120,168
    Selling, general and administrative expenses              87,116        71,735       62,061      44,973      34,308
    Research and development expenses                         50,628        42,018       37,222      30,055      24,648
    -------------------------------------------------------------------------------------------------------------------
           Operating income                                   91,775        74,825       57,266      60,053      61,212
    Interest income                                            9,025         5,350        5,824       4,175       2,543
    Interest expense                                          (1,802)       (2,312)      (2,287)     (1,839)       (895)
    Other income (expense)                                        (4)         (673)        (188)        438         642
    Net realized investment gains                             84,040
    -------------------------------------------------------------------------------------------------------------------
           Income before income taxes                        183,034        77,190       60,615      62,827      63,502
    Provision for income taxes                                62,231        26,244       20,306      22,618      23,682
    -------------------------------------------------------------------------------------------------------------------
           Net income                                       $120,803      $ 50,946     $ 40,309    $ 40,209    $ 39,820
    Earnings per common share-basic                         $   3.13      $   1.33     $   1.03    $   1.03    $   1.03
    Earnings per common share assuming dilution (1)         $   3.04      $   1.31     $   1.03    $   1.02    $   1.01
    -------------------------------------------------------------------------------------------------------------------

    Weighted average shares outstanding-basic                 38,647        38,335       38,982      39,202      39,566

    Weighted average shares outstanding                       39,704        38,831       39,164      39,565      39,549
     assuming dilution (1)

    At December 31,                                             2000          1999         1998        1997        1996
    (in thousands, except per share data)
    Balance Sheet Data
    Working capital                                         $257,636      $181,147     $150,535    $149,184    $140,510
    Total assets                                             546,336       556,296      301,711     282,401     210,207
    Total debt                                                50,000        50,000       50,000      50,000      20,000
    Stockholders' equity                                     434,425       400,052      231,389     212,037     172,879

(1) Assumes exercise of dilutive stock options calculated under the treasury stock method. See Notes 1 and 12 of Notes to Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Overview

ADTRAN designs, develops, manufactures, markets and services a broad range of high-speed digital transmission products utilized by providers of telecommunications services (serviced by ADTRAN's Carrier Networks Division or
CN) and corporate end-users (serviced by ADTRAN's Enterprise Networks Division or EN) to implement advanced digital data services over existing telephone networks. We currently sell our products to a large number of carriers, including all RBOCs, and to private and public enterprises worldwide.

ADTRAN's sales have increased each year due primarily to increases in the number of units sold to both new and existing customers. These annual sales increases reflect our strategy of increasing unit volume and market share through the introduction of succeeding generations of products having lower selling prices and increased functionality as compared both to the prior generation of a product and to the products of competitors. An important part of ADTRAN's strategy is to engineer the reduction of the product cost of each succeeding product generation and then to lower the product's price based on the cost savings achieved. As a part of this strategy, we seek in most instances to be a low-cost, high-quality provider of products in our markets. ADTRAN's success to-date is attributable in large measure to our ability to design our products initially with a view to their subsequent re-design, allowing both increased functionality and reduced manufacturing costs in each succeeding product generation. This strategy enables ADTRAN to sell succeeding generations of products to existing customers while increasing our market share by selling these enhanced products to new customers.

While ADTRAN has experienced increased sales in each year, our operating results have fluctuated on a quarterly basis in the past, and operating results may vary significantly in future periods due to a number of factors. We operate with very little order backlog. A substantial majority of our sales in each quarter results from orders booked in that quarter and firm purchase orders released in that quarter by customers under agreements containing non-binding purchase commitments. Furthermore, a majority of customers typically require prompt delivery of products. This results in a limited backlog of orders for these products and requires us to maintain sufficient inventory levels to satisfy anticipated customer demand. If near-term demand for ADTRAN's products declines, or if potential sales in any quarter do not occur as anticipated, our financial results will be adversely affected. Operating expenses are relatively fixed in the short term; therefore, a shortfall in quarterly revenues could impact ADTRAN's financial results significantly in a given quarter. Further, maintaining sufficient inventory levels to assure prompt delivery of our products increases the amount of inventory which may become obsolete and increases the risk that the obsolescence of such inventory may have an adverse effect on our business and operating results.

ADTRAN's operating results may also fluctuate as a result of a number of other factors, including increased competition, customer order patterns, changes in product mix, product warranty returns and announcements of new products by ADTRAN or our competitors. Accordingly, ADTRAN's historical financial performance is not necessarily a meaningful indicator of future results, and, in general, management expects that ADTRAN's financial results may vary from period to period. See Note 13 of Notes to Financial Statements.

This 2000 Form 10-K contains "forward-looking statements" within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, which represent ADTRAN's expectations or beliefs, including, but not limited to, statements concerning (i) the business and financial outlook, (ii) our business, financial condition or results of operations, and (iii) our business strategy. When used in this 2000 Form 10-K, the words "believe," "anticipate," "think," "intend," "will be," and similar expressions identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. Readers are also urged to carefully review and consider the various disclosures, including, but not limited to, the disclosures described under the captions "Management's Discussion and Analysis of Financial condition and Results of Operations," "2000 Compared to 1999," and "Liquidity and Capital Resources," and those discussed in ADTRAN's filings with the Securities and Exchange Commission, as well as the general economic conditions and industry trends which could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements.

Results of Operations

The following table presents selected financial information derived from ADTRAN's statements of income expressed as a percentage of sales for the years indicated.

Years Ended December 31,
Percentage of Sales                                2000    1999    1998
  Sales:
     CN                                            68.1%   62.9%   58.5%
     EN                                            31.9    37.1    41.5
-----------------------------------------------------------------------
     Total sales                                  100.0   100.0   100.0
  Cost of sales                                    50.4    48.7    45.4
-----------------------------------------------------------------------
     Gross profit                                  49.6    51.3    54.6
  Selling, general and administrative expenses     18.8    19.5    21.7
  Research and development expenses                10.9    11.4    13.0
-----------------------------------------------------------------------
     Operating income                              19.9    20.4    19.9
  Interest income                                   1.9     1.5     2.0
  Interest expense                                 (0.4)   (0.6)   (0.8)
  Other income (expense)                            0.0    (0.2)    0.1
  Net realized investment gains                    18.1     0.0     0.0
-----------------------------------------------------------------------
     Income before income taxes                    39.5    21.0    21.2
  Provision for income taxes                       13.4     7.1     7.1
-----------------------------------------------------------------------
     Net income                                    26.1%   13.9%   14.1%

2000 Compared to 1999

Sales

ADTRAN's sales increased 26.1% from $367,207,000 in 1999 to $462,949,000 in
2000. Sales for the CN division increased 36.4% from $230,967,000 in 1999 to $315,228,000 in 2000. CN sales, as a percentage of total sales, increased from 62.9% in 1999 to 68.1% in 2000. Sales of EN products increased 8.4% from $136,240,000 in 1999 to $147,721,000 in 2000. As a percentage of total sales, EN sales decreased from 37.1% in 1999 to 31.9% in 2000. In general, the increased sales resulted from increased sales volume to existing customers and from increased market penetration. The primary factors contributing to the increase in sales in 2000 were (1) additional market penetration for our HDSL products,
(2) continuing growth in demand for T1 products, (3) continuing growth in sales of the ATLAS integrated access device, and (4) continuing growth in sales of the Total Access(TM) product line (primarily directed to the CLEC market).

Cost of Sales

Cost of sales increased from $178,629,000 in 1999 to $233,430,000 in 2000. As a percentage of sales, cost of sales increased from 48.7% in 1999 to 50.4% in 2000. This increase was due primarily to a rise in material cost as a percentage of sales. CN cost of sales increased from $122,158,000 in 1999 to $168,342,000 in 2000. CN cost of sales as a percentage of CN sales increased from 52.9% in 1999 to 53.4% in 2000. EN cost of sales increased from $56,472,000 in 1999 to $65,058,000 in 2000. As a percentage of EN sales, EN cost of sales increased from 41.5% in 1999 to 44.1% in 2000. An important part of ADTRAN's strategy is to reduce the product cost of each succeeding product generation and then to lower the product's price based on the cost savings achieved. This strategy sometimes results in variations in our gross profit margin due to timing differences between the lowering of product selling prices and the full recognition of cost reductions. In view of the rapid pace of new product introductions by ADTRAN, this strategy may result in variations in gross profit margins that, for any particular financial period, can be difficult to predict.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 21.4% from $71,735,000 in 1999 to $87,116,000 in 2000. The net increase was due to expanding infrastructure on both sales and support personnel. However, as a percentage of sales, selling, general and administrative expenses decreased from 19.5% in 1999 to 18.8% in 2000. The decrease is due primarily to operating efficiencies realized as a result of a larger sales base.

Research and Development Expenses

Research and development expenses increased 20.5% from $42,018,000 in 1999 to $50,628,000 in 2000. This increase was due to increased engineering costs associated with new product introductions and feature enhancement activities.
As a percentage of sales,
research and development expenses decreased from 11.4% in 1999 to 10.9% in 2000. ADTRAN continually evaluates new product opportunities and engages in intensive research and product development efforts. To date, we have expensed all product research and development costs as incurred. Additionally, ADTRAN frequently invests heavily in up-front market development efforts prior to the actual commencement of sales of a major new product. As a result, we may incur significant research and development expenses and selling, general and administrative expenses prior to the receipt of revenues from a major new product group. ADTRAN is presently incurring both research and development expenses and selling, general and administrative expenses in connection with its new products and its expansion into international markets.

Interest Expense

Interest expense decreased 22.0% from $2,312,000 in 1999 to $1,802,000 in 2000. ADTRAN currently pays interest on a $50,000,000 revenue bond, the proceeds of which were used to expand our facilities in Huntsville, Alabama.

Net Realized Investment Gains

During July 2000, ADTRAN sold certain marketable equity securities (included in long-term investments in the accompanying condensed balance sheet) for $91,900,000, net of transaction costs of $4,706,000, resulting in a realized gain of $85,368,000.

Net Income

As a result of the above factors, income before realized investment gains (net of income taxes) increased 28.2% from $50,946,000 in 1999 to $65,336,000 in 2000. As a percentage of sales, income before realized investment gains (net of income taxes) increased from 13.9% in 1999 to 14.1% in 2000. Net income increased from $50,946,000 in 1999 to $120,802,000 in 2000.

1999 Compared to 1998

Sales

ADTRAN's sales increased 28.1% from $286,559,000 in 1998 to $367,207,000 in
1999. The increased sales resulted from increased sales volume to existing customers and from increased market penetration. Sales for the CN division increased 37.9% from $167,500,000 in 1998 to $230,967,000 in 1999. CN sales as a percentage of total sales increased from 58.5% in 1998 to 62.9% in 1999. Sales of EN products increased 14.4% from $119,059,000 in 1998 to $136,240,000 in
1999. As a percentage of total sales, EN sales decreased from 41.5% in 1998 to 37.1% in 1999. The primary factors leading to the increase in sales in 1999 were
(1) additional market penetration for our HDSL products, (2) continuing growth in demand for T1 products, (3) continuing growth in sales of the ATLAS integrated access device, and (4) the introcution of the Total Access(TM) product line (primarily directed to the CLEC market).

Cost of Sales

Cost of sales increased from $130,010,000 in 1998 to $178,629,000 in 1999. As a percentage of sales, cost of sales increased from 45.4% in 1998 to 48.7% in 1999. This increase was due primarily to a rise in material cost as a percentage of sales. CN cost of sales increased from $75,926,000 in 1998 to $122,157,000 in 1999. CN cost of sales as a percentage of CN sales increased from 45.3% in 1998 to 52.9% in 1999. This increase resulted from an increase in the importance of sales of HDSL products which, for a portion of 1999, were at a lower margin due to a delay in the transition from one generation of HDSL products to the succeeding generation. EN cost of sales increased from $54,084,000 in 1998 to $56,472,000 in 1999. As a percentage of EN sales, EN cost of sales decreased from 45.4% in 1998 to 41.5% in 1999. An important part of ADTRAN's strategy is to reduce the product cost of each succeeding product generation and then to lower the product's price based on the cost savings achieved. This strategy sometimes results in variations in ADTRAN's gross profit margin due to timing differences between the lowering of product selling prices and the realization of cost reductions. In view of the rapid pace of new product introductions by ADTRAN, this strategy may result in variations in gross profit margins that, for any particular financial period, can be difficult to predict.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 15.6% from $62,061,000 in 1998 to $71,735,000 in 1999. Beginning in the first quarter of 1997, ADTRAN embarked on a program of expanding infrastructure in both sales and support personnel for its expanded customer base and for increased initiatives in the EN and international markets, as well as for the introduction and marketing of more technically enhanced products. This expansion program continued throughout 1997 and through the third quarter of 1998, at which point we determined that we had developed the sales and support capacity necessary to service our expanded revenue base. As a result, sales, general, and administrative expenses increased as a percentage of sales in 1998 compared to 1997 and decreased a percentage of sales in 1999 compared to 1998. As a percentage of sales, selling, general and administrative expenses decreased from 21.7% in 1998 to 19.5% in 1999 because of operating efficiencies due to the larger sales base.

Research and Development Expenses

Research and development expenses increased 12.9% from $37,222,000 in 1998 to $42,018,000 in 1999. This increase was due to increased engineering costs associated with new product introductions and feature enhancement activities. As a percentage of sales, research and development expenses decreased from 13.0% in 1998 to 11.4% in 1999. ADTRAN continually evaluates new product opportunities and engages in intensive research and product development efforts. To date, ADTRAN has expensed all product research and development costs as incurred. Additionally, ADTRAN frequently invests heavily in up-front market development efforts prior to the actual commencement of sales of a major new product. As a result, ADTRAN may incur significant research and development expenses and selling, general and administrative expenses prior to the receipt of revenues from a major new product group. ADTRAN is presently incurring both research and development expenses and selling, general and administrative expenses in connection with its new products and its expansion into international markets.

Interest Expense

Interest expense increased 1.1% from $2,287,000 in 1998 to $2,312,000 in 1999. ADTRAN pays interest on a $50,000,000 revenue bond, the proceeds of which were used to expand our facilities in Huntsville, Alabama.

Net Income

As a result of the above factors, net income increased by 26.4% from $40,309,000 in 1998 to $50,946,000 in 1999. As a percentage of sales, net income decreased from 14.1% in 1998 to 13.9% in 1999.

Liquidity and Capital Resources

ADTRAN committed to spend approximately an additional $1,500,000 for finalizing the construction of Phase IV of our corporate headquarters in Huntsville, Alabama which was completed in October 2000. Over the next several years, we expect to spend approximately an additional $35,000,000 to equip Phase IV.
Fifty million dollars of ADTRAN's Phase III expansion was approved for participation in an incentive program offered by the Alabama State Industrial Development Authority (the "Authority"). That incentive program enables participating companies to generate Alabama corporate income tax credits that can be used to reduce the amount of Alabama corporate income taxes that would otherwise be payable. There can be no assurance that the State of Alabama will continue to make these corporate income tax credits available in the future, and we therefore may not realize the full benefit of these incentives. Through December 31, 2000, the Authority had issued $50,000,000 of its taxable revenue bonds pursuant to the incentive program and loaned the proceeds from the sale of the bond to us. We are required to make payments to the Authority in amounts necessary to pay the principal of and interest on the Authority's Taxable Revenue Bond, Series 1995, as amended, currently outstanding in the aggregate principal amount of $50,000,000. The bond matures on January 1, 2020, and bears interest at the rate of 45 basis points over the money market rate of First Union National Bank of Tennessee.

ADTRAN's working capital position improved from $181,147,000 as of December 31, 1999 to $257,636,000 as of December 31, 2000 due to cash generated from operations and the sale of certain marketable equity securities, as discussed below. ADTRAN has used, and expects to continue to use, the cash generated from operations for working capital and other general corporate purposes, including:
(1) product development activities to enhance our existing products and develop new products and (2) the expansion of sales and marketing activities. Inventory increased 52.3% from December 31, 1999 to December 31, 2000. The increase is attributable to two factors: (1) our expectations of increased shipments to existing customers and (2) increasing quantities of certain commodities in anticipation of marketwide allocations. Accounts receivables increased 36.8% from December 31, 1999 to December 31, 2000. The increase is a result of our continued sales growth and extended payment terms for some of our major customers. Other receivables have increased due to the sale of raw materials to our subcontractors.

On March 31, 1997, the Board of Directors authorized ADTRAN to re-purchase up to 1,000,000 shares of our outstanding common stock. In October 1998, the Board approved the re-purchase of an additional 2,000,000 shares. As of December 31, 2000, we had re-purchased 1,121,417 shares of our common stock at a total cost of $23,612,000.

Capital expenditures totaling $32,540,000, $36,237,000 and $23,096,000 in 2000,
1999 and 1998, respectively, were used to expand our headquarters and to purchase equipment.

At December 31, 2000, ADTRAN's cash on hand of $27,971,000 and short-term investments of $60,286,000 placed our potential cash availability at $88,257,000.

We intend to finance our operations in the future with cash flow from operations and remaining borrowed taxable revenue bond proceeds. We believe these available sources of funds to be adequate to meet our operating and capital needs for the foreseeable future.

ITEM 7A.  QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------

ADTRAN has not conducted transactions, established commitments or entered into relationships requiring disclosures beyond those provided elsewhere in this Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
--------------------------------------------------------------------------------

The following financial statements are contained in this report.

                                                                                    Page

     Report of Independent Accountants                                               21

     Financial Statements for Years Ended December 31, 2000, 1999 and 1998
          Balance Sheets                                                             22
          Statements of Income                                                       23
          Statements of Changes in Stockholders' Equity                              24
          Statements of Cash Flows                                                   25

     Schedule II - Valuation and Qualifying Accounts                                 39

Report of Independent Accountants

To the Board of Directors and Stockholders of ADTRAN, Inc.

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of ADTRAN, Inc. at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP
-----------------------------
PricewaterhouseCoopers LLP
Birmingham, Alabama
January 25, 2001

Balance Sheets
--------------------------------------------------------------------------------
December 31, 2000 and 1999

                                                                                         2000              1999
                                                                                     ------------------------------
ASSETS
Current Assets:
  Cash and cash equivalents                                                          $ 27,971,313      $ 37,522,337
  Short-term investments                                                               60,286,332        41,080,776
  Accounts receivable, less allowance for doubtful accounts of $813,003
    and $1,018,400 in 2000 and 1999,  respectively                                     82,133,831        60,036,876
  Other receivables                                                                    35,862,774         4,436,862
  Inventory                                                                            89,252,729        58,568,773
  Prepaid expenses                                                                      4,032,438         1,410,286
  Deferred income taxes                                                                 4,505,008         4,069,937
-------------------------------------------------------------------------------------------------------------------
          Total current assets                                                        304,044,425       207,125,847

Property, plant and equipment,  net                                                   123,713,176       104,587,755
Other assets                                                                              469,000           220,000
Long-term investments                                                                 118,109,404       244,362,579
-------------------------------------------------------------------------------------------------------------------
          Total assets                                                               $546,336,005      $556,296,181
-------------------------------------------------------------------------------------------------------------------

LIABILITIES AND  STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                   $ 34,113,832      $ 12,773,848
  Accrued expenses                                                                      8,560,073         7,108,248
  Income taxes payable                                                                  3,734,234         6,096,459
-------------------------------------------------------------------------------------------------------------------
          Total current liabilities                                                    46,408,139        25,978,555
Bonds payable                                                                          50,000,000        50,000,000
Deferred income taxes                                                                  15,342,435        80,265,155
-------------------------------------------------------------------------------------------------------------------
          Total liabilities                                                           111,750,574       156,243,710
-------------------------------------------------------------------------------------------------------------------
Minority interest in subsidiary                                                           160,000

Stockholders' equity:
  Common stock, par value $.01 per share; 200,000,000
    shares authorized; 39,446,644 shares issued  in  2000
    and in 1999                                                                           394,466           394,466
  Additional paid-in capital                                                           96,707,263        93,564,326
  Accumulated other comprehensive income                                               19,870,288       116,000,000
  Retained earnings                                                                   332,905,389       212,103,128
-------------------------------------------------------------------------------------------------------------------
                                                                                      449,877,406       422,061,920
  Less treasury stock at cost:  733,192 and 1,047,330
    shares in 2000 and 1999, respectively                                             (15,451,975)      (22,009,449)
-------------------------------------------------------------------------------------------------------------------
          Total stockholders' equity                                                  434,425,431       400,052,471
-------------------------------------------------------------------------------------------------------------------

          Total liabilities and  stockholders' equity                                $546,336,005      $556,296,181
-------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

Statements of Income
--------------------------------------------------------------------------------
for the years ended December 31, 2000, 1999 and 1998

                                                                         2000                  1999                1998
                                                                 ------------------------------------------------------
Sales                                                            $462,948,721          $367,207,437        $286,558,950
Cost of sales                                                     233,429,280           178,629,643         130,009,879
-----------------------------------------------------------------------------------------------------------------------
               Gross profit                                       229,519,441           188,577,794         156,549,071

Selling, general and administrative expenses                       87,115,889            71,734,959          62,060,907
Research and development expenses                                  50,628,190            42,017,779          37,221,780
-----------------------------------------------------------------------------------------------------------------------
               Operating income                                    91,775,362            74,825,056          57,266,384

     Interest income                                                9,024,543             5,349,762           5,824,223
     Interest expense                                              (1,802,158)           (2,311,667)         (2,286,821)
     Other income (expense)                                            (4,125)             (672,920)           (188,530)
     Net realized investment gains                                 84,040,126
-----------------------------------------------------------------------------------------------------------------------

Income before income taxes                                        183,033,748            77,190,231          60,615,256
Provision for income taxes                                         62,231,487            26,244,677          20,305,606
-----------------------------------------------------------------------------------------------------------------------
               Net income                                        $120,802,261          $ 50,945,554        $ 40,309,650

Weighted average shares outstanding                                38,647,288            38,334,507          38,981,558
Weighted average shares outstanding assuming dilution (1)          39,704,286            38,831,091          39,163,763
-----------------------------------------------------------------------------------------------------------------------

Earnings per common share - basic                                $       3.13          $       1.33        $       1.03
Earnings per common share - assuming dilution (1)                $       3.04          $       1.31        $       1.03
-----------------------------------------------------------------------------------------------------------------------

(1) Assumes exercise of dilutive stock options calculated under the treasury stock method.

The accompanying notes are an integral part of these financial statements.

Statements of Changes in Stockholders' Equity
--------------------------------------------------------------------------------
For the years ended December 31, 2000, 1999 and 1998

                                          Common Stock
                                  Number    Par Value   Additional     Retained        Treasury      Unrealized Gain       Total
                                of shares   ($.01 Per     Paid-In      Earnings          Stock        on Marketable    Stockholders'
                                              Share)      Capital                                   Equity Securities      Equity
Balance, December 31, 1997      39,381,264   $393,813   $92,995,338  $120,847,924     ($2,200,000)      $          0   $212,037,075
Net income                                                             40,309,650                                        40,309,650
Stock options exercised
     Various prices per share       42,215        422        57,836                                                          58,258
Purchase of treasury stock:
     1,000,081 shares                                                                 (21,016,047)                      (21,016,047)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998      39,423,479   $394,235   $93,053,174  $161,157,574    ($23,216,047)                     $231,388,936
Net Income                                                             50,945,554                                        50,945,554
Unrealized gain on marketable
 equity securities (net of
 deferred tax of $76,000,000)                                                                            116,000,000    116,000,000
Stock options exercised
     Various prices per share       23,165        231       192,462                     1,532,589                         1,725,282
Purchase of treasury stock:
     20,160 shares                                                                       (325,991)                         (325,991)
Income tax benefit from
     exercise of non-qualified
     stock options                                          318,690                                                         318,690
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999      39,446,644   $394,466   $93,564,326  $212,103,128    ($22,009,449)      $116,000,000   $400,052,471
Net Income                                                            120,802,261                                       120,802,261
Change in unrealized gain on
marketable securities
(net of deferred tax of
$14,695,744)                                                                                            (40,719,712)   (40,719,712)
Reclassification adjustment
for amounts included in net
income, (net of income tax
of $29,954,217)
Stock options exercised                                                                                  (55,410,000)   (55,410,000)
     Various prices per share                               140,217                     6,627,900                         6,768,117
Purchase of treasury stock:
     1,176 shares                                                                         (70,426)                          (70,426)
Income tax benefit from
exercise of non-qualified
stock options                                             3,002,720                                                       3,002,720
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000      39,446,644   $394,466   $96,707,263  $332,905,389    ($15,451,975)      $ 19,870,288   $434,425,431

During 2000 and 1999, ADTRAN issued 315,314 and 72,911 shares, respectively, of Treasury Stock to accommodate employee stock option exercise.
Comprehensive income in 2000 of $140,672,549 consists of net income of $120,802,261 and unrealized gain on marketable securities of $19,870,288 (net of deferred tax).
Comprehensive income in 1999 of $166,945,554 consists of net income of $50,945,554 and unrealized gain on marketable securities of $116,000,000 (net of deferred tax).

The accompanying notes are an integral part of these financial statements.

Statements of Cash Flows
--------------------------------------------------------------------------------
For the years ended December 31, 2000, 1999 and 1998

                                                                            2000                1999                  1998
                                                                       -------------------------------------------------------
Cash flows from operating activities:
     Net income                                                        $ 120,802,261        $ 50,945,554          $ 40,309,650
     Adjustments to reconcile net income to net cash
          provided by (used in) operating activities:
         Depreciation                                                     13,418,843          10,546,594             9,002,669
         Provision for warranty claims                                                                               1,506,432
        Gain on sale of property, plant and equipment                                             (5,050)
        Gain on sale of long-term investments                            (84,040,126)
        Loss on sale of short-term investments                               141,233             417,749                24,367
        Deferred income taxes                                                (16,411)           (683,237)            1,188,956
        Income tax benefit from exercise of non-qualified
           stock options                                                   3,002,720             318,690
     Change in operating assets:
         Accounts receivable                                             (22,096,955)        (13,448,557)           (5,681,432)
         Inventory                                                       (30,683,956)          7,131,803           (26,331,473)
         Other receivables                                               (31,430,079)         (3,743,198)             (353,611)
         Prepaid expenses                                                 (2,622,152)            (55,920)             (206,078)
         Other assets                                                       (249,000)                                  (20,000)
     Change in operating liabilities:
         Accounts payable                                                 21,339,984           1,793,751             1,858,827
         Income taxes payable                                             (2,362,225)          5,035,664            (3,518,550)
         Accrued expenses                                                  1,451,825           2,122,491            (1,036,560)
------------------------------------------------------------------------------------------------------------------------------
               Net cash provided by (used in) operating activities       (13,344,038)         60,376,334            16,743,197
------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
     Expenditures for property, plant and equipment                      (32,540,097)        (36,236,622)          (23,095,854)
     Proceeds from the disposition of property, plant
          and equipment                                                                            5,050
     Proceeds from sale of long-term investments                          86,009,950           3,893,832
     Purchase of long-term investments                                   (37,027,741)         (1,221,411)           (5,035,000)
     Proceeds from sale of short-term investments                        149,445,754          38,581,797            77,093,834
     Purchase of short-term investments                                 (168,792,543)        (39,285,254)          (80,080,029)
------------------------------------------------------------------------------------------------------------------------------
               Net cash used in investing activities                      (2,904,677)        (34,262,608)          (31,117,049)
------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Proceeds from issuance of common stock                                6,768,117           1,725,282                58,258
     Purchase of treasury stock                                              (70,426)           (325,991)          (21,016,047)
------------------------------------------------------------------------------------------------------------------------------
               Net cash provided by (used in) financing activities         6,697,691           1,399,291           (20,957,789)
------------------------------------------------------------------------------------------------------------------------------

               Net increase (decrease) in cash and cash equivalents       (9,551,024)         27,513,017           (35,331,641)
Cash and cash equivalents, beginning of year                              37,522,337          10,009,320            45,340,961
Cash and cash equivalents, end of year                                 $  27,971,313        $ 37,522,337          $ 10,009,320
------------------------------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
     Cash paid during the year for interest, net of
           capitalized interest of $0, $0 and $35,172
           in 2000, 1999 and 1998, respectively                        $   1,802,158        $  2,311,667          $  2,276,495

     Cash paid during the year for income taxes                        $  61,760,406        $ 22,094,478          $ 23,964,517
------------------------------------------------------------------------------------------------------------------------------

Non-Cash Transactions:
During 2000, ADTRAN recorded $96,130,000 of unrealized losses related to its marketable equity securities.
During 1999, ADTRAN recorded $116,000,000 of unrealized gains related to its marketable equity securities.
The accompanying notes are an integral part of these financial statements

Notes to Financial Statements

Note 1 - Summary of Significant Accounting Policies

ADTRAN, Inc. designs, develops, manufactures, markets, and services a broad range of high-speed digital transmission products utilized by providers of telecommunications services (serviced by ADTRAN's Carrier Networks Division or
CN) and corporate end-users (serviced by ADTRAN's Enterprise Networks Division or EN) to implement advanced digital data services over existing telephone networks. We also customize many of our products for private label distribution and for original equipment manufacturers to incorporate into their own products. Most of our CN and EN products are connected to the local loop, which is the largest existing infrastructure of the telephone network, predominantly consisting of copper wireline, which connects end-users to a Central Office, the facility that provides local switching and distribution functions. The balance of our products are used in the Central Office.

Cash and Cash Equivalents:

Cash and cash equivalents represent demand deposits, money market accounts, and short-term investments classified as held-to-maturity (see Note 2) with original maturities of three months or less.

Financial Instruments:

The carrying amount reported in the balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the immediate or short-term maturity of these financial instruments. The carrying amount reported for the bonds payable approximates fair value because the underlying instruments are at variable rates that re-price frequently.

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

Long-term investments represent restricted money market funds (see Note 2), marketable equity securities, and other equity investments. The fair value of the restricted money market funds approximate fair value due to a variable interest rate. The marketable equity securities are reported at market value as determined by the most recently traded price of the securities at the balance sheet date, although the securities may not be readily marketable due to the size of the available market. Unrealized gains and losses, net of tax, are reported as a separate component of stockholders' equity. Realized gains and losses are computed under the specific identification method and are included in current income.

Inventory:

Inventory is carried at the lower of cost or market, with cost being determined using the first-in, first-out method.

Property, Plant and Equipment:

Property, plant and equipment, which is stated at cost, is depreciated using methods which approximate straight-line depreciation over the estimated useful lives of the assets. ADTRAN depreciates its building and land improvements from five to thirty-nine years, office machinery and equipment from three to seven years and its engineering machinery and equipment from three to seven years. Expenditures for repairs and maintenance are charged to expense as incurred; betterments which materially prolong the lives of the assets are capitalized. The cost of assets retired or otherwise disposed of and the related accumulated depreciation are removed from the accounts and the gain or loss on such disposition is included in income.

Long-Lived Assets:

ADTRAN recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying values. There were no such losses recognized during 2000, 1999, and 1998.

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

Interest in Subsidiary:
ADTRAN currently consolidates ADTRAN AG, a Switzerland-based subsidiary, and reflects the 25% minority interest as minority interest in the accompanying balance sheet.

Revenue Recognition:

Revenue is generally recognized upon shipment of the product to the customer or, in the case of remote customer located warehouses, upon delivery to the customer. Shipping fees are recorded as revenue and the related cost is included in cost of sales.

Earnings Per Share:

Earnings per common share, and earnings per common share assuming dilution, are based on the weighted average number of common and, when dilutive, common equivalent shares outstanding during the year (see Note 12).

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent asset and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications:

Certain 1999 and 1998 amounts have been reclassified to conform to the 2000 financial statement presentation.

Recently Issued Accounting Standards:

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, requires all derivatives to be measured at fair value and recognized as either assets or liabilities on the balance sheet. Changes in such fair value are required to be recognized immediately in net income (loss) to the extent the derivatives are not effective as hedges. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000 and is effective for interim periods in the initial year of adoption. ADTRAN does not currently hold any derivative financial instruments.

Note 2 - Investments

At December 31, 2000 and 1999, ADTRAN held the following securities as available-for-sale or held-to-maturity recorded at amortized cost which approximates market value, except certain long-term investments in marketable equity securities which are recorded at market value:

    2000
    -----------------------------------------------------------------------------------------------------------
    Short-term investments, available-for-sale:
             Municipal bonds                                                                       $ 18,395,383
             Money market funds                                                                      27,636,149
             Commercial paper, US Government securities and preferred stock                          14,254,800
    -----------------------------------------------------------------------------------------------------------
    Total short-term investments 2000                                                              $ 60,286,332

    Long-term investments:
              Restricted money market funds (see Note 5)                                           $ 50,000,000
              Money market funds                                                                      5,141,267
              Municipal bonds                                                                        15,045,137
              Investment in Marketable Equity Securities                                             42,113,192
              Other equity investments                                                                5,809,808
    -----------------------------------------------------------------------------------------------------------
    Total long-term investments 2000                                                               $118,109,404

    1999
    -----------------------------------------------------------------------------------------------------------
    Short-term investments, available-for-sale:
      Municipal bonds                                                                              $ 35,342,510
      Commercial paper, US Government securities and preferred stock                                  5,738,266
    ----------------------------------------------------------------------------------------------------------
    Total short-term investments 1999                                                              $ 41,080,776

    Long-term investments:
      Restricted money market funds (see Note 5)                                                   $ 50,000,000
      Investment in Marketable Equity Securities                                                    193,828,577
      Other equity investments                                                                          534,002
    -----------------------------------------------------------------------------------------------------------
    Total long-term investments 1999                                                               $244,362,579

Note 3 - Inventory

At December 31, 2000 and 1999 inventory consisted of the following:

                                                                                  2000                     1999
                                                                            ------------------------------------
 Raw materials                                                              $50,011,508              $30,143,435
 Work in process                                                             12,606,275               15,763,155
 Finished goods                                                              26,634,946               12,662,183
----------------------------------------------------------------------------------------------------------------
                                                                            $89,252,729              $58,568,773

Note 4 - Property, Plant and Equipment

Property, plant, and equipment was comprised of the following at December 31, 2000 and 1999:

                                                                                    2000                      1999
                                                                                    ----                      ----
Land                                                                            $  4,263,104             $  4,263,104
Building                                                                          81,676,034               26,389,365
Construction in progress                                                                                   44,248,566
Land improvements                                                                  9,499,352                9,499,352
Office machinery and equipment                                                    34,584,859               24,590,473
Engineering machinery and equipment                                               47,112,131               36,013,355
---------------------------------------------------------------------------------------------------------------------
                                                                                 177,135,480              145,004,215

Less accumulated depreciation                                                    (53,422,304)             (40,416,460)
---------------------------------------------------------------------------------------------------------------------
                                                                                $123,713,176             $104,587,755

Note 5 - Alabama State Industrial Development Authority Financing

In conjunction with an expansion of our Huntsville, Alabama facility, ADTRAN was approved for participation in an incentive program offered by the State of Alabama Industrial Development Authority (the "Authority"). Pursuant to the program, on January 13, 1995, the Authority issued $20,000,000 of its taxable revenue bonds and loaned the proceeds from the sale of the bonds to ADTRAN. The bonds were originally purchased by AmSouth Bank of Alabama, Birmingham, Alabama (the "Bank"). First Union National Bank of Tennesse, Nashville, Tennessee, (the "Bondholder") purchased the original bonds from the Bank and made further advances to the Authority bringing the total amount outstanding to $50,000,000. An Amended and Restated Taxable Revenue Bond ("Amended and Restated Bond"), was issued and the original financing agreement was amended. The Amended and Restated Bond bears interest, payable monthly, at the rate of 45 basis points over the money market rate of the Bondholder and matures on January 1, 2020. ADTRAN is required to make payments to the Authority in amounts necessary to pay the principal of and interest on the Amended and Restated Bond. Included in long-term investments is $50,000,000, which is restricted for payment of principal of this bond.

Note 6 - Income Taxes

A summary of the components of the provision (benefit) for income taxes as of December 31 is as follows:

                                                                                2000              1999                1998
                                                                             -------------------------------------------------
    Current:
    Federal                                                                  $58,300,783       $24,764,291         $17,551,986
    State                                                                      3,914,293         2,163,623           1,564,664
    --------------------------------------------------------------------------------------------------------------------------
    Total Current                                                             62,215,076        26,927,916          19,116,650
    Deferred tax provision (benefit)                                              16,411          (683,237)          1,188,956
    --------------------------------------------------------------------------------------------------------------------------
    Total provision for income taxes                                         $62,231,487       $26,244,677         $20,305,606

The provision for income taxes differs from the amounts computed by applying the federal statutory rate due to the following:

                                                                                2000               1999              1998
                                                                            ------------------------------------------------
    Tax provision computed at the federal statutory rate
         (35% in 2000,  1999 and 1998)                                      $64,061,831        $27,016,582       $21,215,340
    State income tax provision, net of federal benefit                        2,544,290          1,406,353         1,017,032
    Federal research credits                                                 (2,970,013)        (1,880,205)       (1,650,877)
    Tax exempt income                                                        (1,060,586)
    Other                                                                      (344,035)          (298,053)         (275,889)
----------------------------------------------------------------------------------------------------------------------------
                                                                            $62,231,487        $26,244,677       $20,305,606

Temporary differences which create deferred tax assets and liabilities at December 31, 2000 and 1999 are detailed below.

                                                                     2000                                  1999
                                                          ------------------------------------------------------------------
                                                           Current         Non-current         Current           Non-current
    Property, plant and equipment                                          ($4,611,379)                          ($4,265,155)
    Investments                                                            (10,731,056)                          (76,000,000)
    Accounts receivable                                   $  303,413                          $  400,740
    Inventory                                              2,230,423                           2,433,811
    Accruals                                               1,371,763                           1,235,386
    Suspended research and development credit                599,409
----------------------------------------------------------------------------------------------------------------------------
    Deferred tax asset (liability)                        $4,505,008      ($15,342,435)       $4,069,937        ($80,265,155)

No valuation allowance is deemed necessary by management as the realization of recorded deferred tax assets is considered more likely than not.

Note 7 - Operating Leases

ADTRAN leases office space and equipment under operating leases, which expire at various dates through 2003. As of December 31, 2000, future minimum rental payments under the non-cancellable operating leases are approximated as follows:

               2001                                             $454,000
               2002                                              265,000
               2003                                              108,000

                                                                $827,000

Rental expense was approximately $846,000, $988,000 and $908,000, in 2000, 1999 and 1998, respectively.

Note 8 - Employee Incentive Stock Option Plan and Directors' Stock Option Plan

The Board of Directors of ADTRAN adopted the 1996 Employees Incentive Stock Option Plan (the "1996 Plan") effective February 14, 1996, as amended, under which 5,488,100 shares of common stock have been reserved for issuance to certain employees and officers through incentive stock options and non-qualified stock options. ADTRAN currently has options outstanding under its 1986 Employee Incentive Stock Option Plan (the "1986 Plan"), which expired on February 14, 1996. Options granted under the 1996 Plan or the 1986 Plan become exercisable after one year of continued employment after the date of grant or pursuant to a five year vesting schedule beginning on the first anniversary of the grant date. In 2000, the Board of Directors voted to reduce the vesting schedule to four years beginning on the first anniversary of the grant date for new grants effective January 2000. Expiration dates of options outstanding under the 1996 Plan and the 1986 Plan at December 31, 2000 range from 2001 to 2010.

The Board of Directors of ADTRAN adopted a Directors' Stock Option Plan ("Director's Plan") effective October 31, 1995, as amended, under which 200,000 shares of common stock have been reserved. The Director's Plan is a formula plan to provide options to non-employee directors of ADTRAN. At December 31, 2000, 92,000 options had been granted under the plan. Expiration dates of options outstanding under the Director's Stock Option Plan at December 31, 2000 range from 2005 to 2010.

Pertinent information regarding the stock plans is as follows:

                                                                                      Weighted
                                                   Number           Range of           Average
                                                     of             Exercise          Exercise    Vesting
                                                  Options            Prices             Price    Provisions
-----------------------------------------------------------------------------------------------------------
  Options outstanding, December 31, 1997           1,276,456      $  .17 -  $65.75      $32.24      Various
  Options granted                                  1,018,225      $18.31 -  $26.25      $21.46      Various
  Options granted                                     10,250      $30.50 -  $31.00      $30.69      Various
  Options cancelled                                  (45,370)     $21.31 -  $65.75      $35.61      Various
  Options exercised                                  (42,215)     $  .17 -  $ 3.33      $ 1.38      Various
-----------------------------------------------------------------------------------------------------------
  Options outstanding, December 31, 1998           2,217,346      $  .50 -  $65.75      $27.78      Various
  Options granted                                    504,000      $18.13 -  $39.69      $35.75      Various
  Options granted                                    642,000      $18.88 -  $65.75      $36.05      Various
  Options cancelled                                 (166,875)     $21.28 -  $65.75      $32.52      Various
  Options exercised                                  (96,076)     $   50 -  $31.75      $17.96      Various
-----------------------------------------------------------------------------------------------------------
  Options outstanding, December 31, 1999           3,100,395      $ 1.50 -  $65.75      $30.88      Various
  Options granted                                    779,415      $39.00 -  $69.81      $67.82      Various
  Options granted                                    616,185      $21.25 -  $69.81      $67.12      Various
  Options cancelled                                 (130,840)     $18.13 -  $69.81      $37.36      Various
  Options exercised                                 (315,314)     $ 1.50 -  $65.75      $21.47      Various
-----------------------------------------------------------------------------------------------------------
  Options outstanding, December 31, 2000           4,049,841      $ 1.67 -  $69.81      $44.02      Various

The following table summarizes information about stock options outstanding at December 31, 2000:

                                       Weighted
                                        Average        Weighted                      Weighted
      Range of           Number         Remaining      Average         Number        Average
      Exercise         Outstanding     Contractual     Exercise     Exercisable      Exercise
       Prices           12/31/00          Life          Price         12/31/00        Price
   $ 1.67 - $ 3.33         30,070         2.10          $ 2.70          30,070        $ 2.70
   $12.53 - $21.31        793,525         9.14          $21.15         267,250        $20.94
   $21.81 - $27.50        533,526         6.55          $24.64         272,678        $24.51
   $30.38 - $46.25      1,131,070         8.25          $36.35         255,102        $36.51
   $49.56 - $69.81      1,561,650         8.81          $68.39         206,200        $64.03
---------------------------------------------------------------------------------------------
                        4,049,841                                    1,031,300

The options above were issued at exercise prices which approximate fair market value at the date of grant. At December 31, 2000, 1,413,660 options were available for grant under the plans. ADTRAN applies APB Opinion 25 and related Interpretations in accounting for its stock plans. Accordingly, no compensation cost has been recognized related to stock options. Had compensation cost for ADTRAN's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed in SFAS No. 123, ADTRAN's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                     2000                 1999                   1998
                                                 --------------------------------------------------------
    Net income - as reported                     $120,802,261          $50,945,554            $40,309,650
    Net income - pro forma                        108,525,119           44,903,017             35,417,764
    Earnings per share - as reported
     assuming dilution                           $       3.04          $      1.31            $      1.03

    Earnings per share - pro forma
     assuming dilution                           $       2.73          $      1.16            $       .90


The pro forma amounts reflected above are not representative of the effects on reported net income in future years because, in general, the options granted typically do not vest for several years and additional awards are made each year. The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                    2000                     1999                  1998
                                                   -----------------------------------------------------
    Dividend yield                                     0%                       0%                    0%
    Expected life (years)                              5                        6                     5
    Expected volatility                             55.4%                    59.4%                 59.1%
    Risk-free interest rate                         6.18%                    5.69%                 4.67%

Note 9 - Employee Benefit Plan

In March 1990, ADTRAN adopted an incentive savings plan (the "Savings Plan") for all of its employees. The Savings Plan provides certain employment benefits to all eligible employees and qualifies as a deferred arrangement under Section 401(k) of the Internal Revenue Code of 1986, as amended. ADTRAN matches one-half of a participant's contribution, limited to 5% of a participant's income. An employee's interest in ADTRAN's contributions becomes 100% vested at the date participation in the Savings Plan commenced. Charges to operations for the plan amounted to approximately $1,368,000, $1,288,000, $928,000, in 2000, 1999 and
1998, respectively.

Note 10 - Segment Information and Major Customers

We operate two reportable segments - (1) Carrier Networks (CN) and (2) Enterprise Networks (EN). The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies" (see Note
1) to the extent that such policies affect the reported segment information. ADTRAN evaluates the performance of its segments based on gross profit; therefore, selling, general and administrative costs, as well as research and development, interest income/expense, and provision for taxes, is reported on an entity wide basis only. There are no intersegment revenues.

The table below presents information about the reported sales and gross profit of ADTRAN for each of the years in the three year period ended December 31, 2000. Asset information by reportable segment is not reported, since we do not produce such information internally.

                                    2000                              1999                               1998
                           Sales           Gross Profit        Sales        Gross Profit          Sales         Gross Profit
                          --------------------------------------------------------------------------------------------------
(in thousands)
CN                        $315,228           $146,886         $230,967         $108,809          $167,500         $ 91,574
EN                         147,721             82,663          136,240           79,769           119,059           64,975
--------------------------------------------------------------------------------------------------------------------------
Total                     $462,949           $229,519         $367,207         $188,578          $286,559         $156,549

The following is sales information by geographic area for the years ended December 31, 2000, 1999 and 1998:

Sales (in thousands)
                              2000               1999               1998
                          --------------------------------------------------
United States               $448,810           $357,699           $277,062
Foreign                       14,139              9,508              9,497
                          --------------------------------------------------
                            $462,949           $367,207           $286,559

Sales of ADTRAN's transmission and test equipment to the Regional Bell Operating Companies (RBOCs) and GTE, also known as Incumbent Local Exchange Carriers (ILECs), amounted to approximately 56%, 55% and 49% of total sales during the years ended December 31, 2000, 1999 and 1998, respectively. ADTRAN's EN Division sells a significant portion of our products to value added resellers through a multi-tier distribution system. Sales of this type amounting to 26%, 27%, and 25% of ADTRAN's revenue for each of the years ended December 31, 2000, 1999 and 1998, respectively, were routed through four fulfillment distributors.

Note 11 - Commitments and Contingencies

ADTRAN has certain contingent liabilities resulting from litigation arising in the normal course of business. Although the outcome of any litigation can never be certain, it is ADTRAN's opinion that the outcome of such contingencies will not materially affect our business, operations, financial condition or cash flows.

Note 12 - Earnings Per Share

A summary of the calculation of basic and diluted earnings per share (EPS) for the years ended December 31, 2000, 1999 and 1998 is as follows:

                                                                           For the Year Ended 2000
                                                                           -----------------------
                                                              Income                Shares                Per-Share
                                                            (Numerator)          (Denominator)              Amount
Basic EPS
Income available to common stockholders                     $120,802,261            38,647,288               $3.13

Effect of Dilutive Securities
Stock Options                                                                        1,056,997

Diluted EPS
Income available to common stockholders
  (with dilution) for assumed options exercised             $120,802,261            39,704,286               $3.04*

                                                                           For the Year Ended 1999
                                                                           -----------------------
                                                              Income                Shares                 Per-Share
                                                            (Numerator)           (Denominator)              Amount
Basic EPS
Income available to common stockholders                     $ 50,945,554            38,334,507               $1.33

Effect of Dilutive Securities
Stock Options                                                                          496,584

Diluted EPS
Income available to common stockholders
  (with dilution) for assumed options exercised             $ 50,945,554            38,831,091               $1.31

                                                                                     For the Year Ended 1998
                                                                           -------------------------------------------
                                                               Income                 Shares               Per-Share
                                                             (Numerator)          (Denominator)             Amount
Basic EPS
Income available to common stockholders                      $40,309,650            38,981,558               $1.03

Effect of Dilutive Securities
Stock Options                                                                          182,205

Diluted EPS
Income available to common stockholders
  plus assumed conversions                                   $40,309,650            39,163,763               $1.03

*ADTRAN reported a realized investment gain from the sale of certain marketable equity securities, resulting in an after tax gain of $55,410,000 ($1.39 per share assuming dilution). Earnings on a per share basis before the realized investment gain, assuming dilution, for the twelve months ended December 31, 2000 was $1.65.

The following options were outstanding during the respective year, but were not included in the computation of that year's diluted EPS because the options' exercise price was greater than the average market price of the common shares in the respective year.

                 2000                                          1999                                      1998
-----------------------------------------     ----------------------------------------     --------------------------------------
Options         Exercise                       Options       Exercise                      Options     Exercise
Granted          Price         Expiration      Granted         Price        Expiration     Granted       Price         Expiration

  226,400     $56.25-$65.75        2006          46,000     $31.75-$46.25       2005        58,450    $31.75-$46.25        2005
    4,000     $       65.75        2009         276,000     $39.75-$65.75       2006       307,400    $30.50-$65.75        2006
1,316,150     $40.00-$69.81        2010          23,100     $37.88-$42.72       2007        31,900    $27.50-$42.72        2007
                                              1,083,710     $36.06-$51.44       2009        28,500    $26.25-$30.38        2008

Note 13 - Summarized Quarterly Financial Data (Unaudited)

The following table presents unaudited quarterly operating results for each of ADTRAN's last eight fiscal quarters. This information has been prepared by ADTRAN on a basis consistent with our audited financial statements and includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of the data.


                                                                                 Three Months Ended
(In thousands, except for per share amounts)                     March 31       June 30   September 30     December 31
                                                                   2000          2000           2000            2000
---------------------------------------------------------------------------------------------------------------------------
Net sales                                                         $99,470       $114,447      $127,277        $121,755
Gross profit                                                       54,404         61,670        65,953          47,492
Operating income                                                   24,470         27,249        30,219           9,837
(2)Net income                                                      16,794         18,648        76,868           8,493
(1)Earnings per common share assuming dilution                    $   .42       $    .47      $   1.93        $    .22
Earnings per common share                                         $   .44       $    .48      $   1.99        $    .22
---------------------------------------------------------------------------------------------------------------------------


                                                                                  Three Months Ended
(In thousands, except for per share amounts)                     March 31       June 30     September 30    December 31
                                                                   1999          1999           1999            1999
---------------------------------------------------------------------------------------------------------------------------

Net sales                                                         $77,163       $ 88,507      $ 97,067        $104,470
Gross profit                                                       39,494         43,356        50,463          55,265
Operating income                                                   13,226         15,530        21,223          24,846
Net income                                                          9,111         10,716        14,150          16,969
(1)Earnings per common share - assuming dilution                  $   .24       $    .28      $    .36        $    .43
Earnings per common share                                         $   .24       $    .28      $    .37        $    .44
---------------------------------------------------------------------------------------------------------------------------

(1) Assumes exercise of dilutive stock options calculated under the treasury stock method.
(2) Net Income for the third quarter of 2000 includes the realized gain from the sale of certain marketable equity securities, resulting in an after tax gain of $55,410,000.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

No independent certified public accountant of ADTRAN has resigned, indicated any intent to resign or been dismissed as the independent certified public accountant of ADTRAN during the three fiscal years ended December 31, 2000 or subsequent thereto.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------------------------------------------------------------------------------

Information relating to nominees for director of ADTRAN and compliance with
Section 16(a) of the Securities Exchange Act of 1934 is set forth under the captions "Proposal 1-Election of Directors-Information Regarding Nominees for Director" and "Section 16(a) Beneficial Ownership Reporting Compliance," respectively, in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 20, 2001. Such information is incorporated herein by reference. The definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after ADTRAN's fiscal year end. Information relating to the executive officers of ADTRAN, pursuant to Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K, is set forth at Part I, Item 4(A) of this report under the caption "Executive Officers of the Registrant." Such information is incorporated herein by reference.

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

          Balance Sheets as of December 31, 2000 and 1999

          Statements of Income for the years ended December 31, 2000, 1999 and 1998

          Statements of Changes in Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998.

          Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998.

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

Exhibit
Number                             Description
------                             -----------

   3.1 Certificate of Statement on Form Incorporation, as S-1, No. 33-81062 amended (Exhibit 3.1 (the "Form S-1 to ADTRAN's Registration Registration Statement")).

  *3.2    Bylaws, as amended.

  10.1 Documents relative to (ADTRAN, Inc. consisting of the Form 10-K for the $50,000,000 Project) issued by following (Exhibit year ended December Taxable Revenue Bond, the Alabama State 10.3 to ADTRAN's 31, 1994 (the "1994 Series 1995 Industrial Annual Report on Form 10-K")):
          Development Authority,

          (a) Financing Agreement Development of the State of of Alabama, a state of Alabama; dated January 1, 1995, Authority, a public Alabama (the banking corporation among the State corporation organized "Issuer"), ADTRAN under the laws of Industrial under the laws and AmSouth Bank the State

          (b) Loan Agreement dated between the Issuer January 1, 1995 (the and ADTRAN; "Loan Agreement"),

          (c) Resolution of the Taxable Revenue Bond, Issuer authorizing the Series 1995 (ADTRAN, issuance of the Inc. Project); $50,000,000

          (d)  Specimen Taxable Revenue Bond, Series 1995 (ADTRAN, Inc.
               Project);

          (e) Resolution of ADTRAN authorizing Loan Agreement and the Note; the Financing Agreement, the

          (f) Specimen Note from ADTRAN to January 13, 1995; AmSouth Bank of Alabama, dated

          (g) Pledge Agreement dated January 13, Alabama and ADTRAN; 1995 between AmSouth Bank of

          (h) Eighth Amended and Restated and AmSouth Bank of Alabama dated January 13, 1995; and Closing Agreement between ADTRAN March 24, 1997 and effective

          (i) Preliminary Agreement dated and ADTRAN. November 16, 1994 between the Issuer

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

  10.4    Management Contracts and Compensation Plans:

          (a) 1996 Employees Stock Incentive Plan (Exhibit 10.4 to ADTRAN's Annual Report on Form 10-K for the year ended December 31, 1995 (the "1995 Form 10-K")).

          (b) 1995 Directors Stock Incentive Plan (Exhibit 10.4 to 1995 Form 10-K).


     *23  Consent of PricewaterhouseCoopers LLP

     *24  Powers of Attorney



(b) Reports on Form 8-K. None



*Filed herewith
---------------

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2001.

                                        ADTRAN, Inc.
                                        (Registrant)


                                        By:/s/ John R. Cooper
                                           -------------------
                                        John R. Cooper
                                        Vice President - Finance,
                                        Chief Financial Officer, and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 29, 2001.

      Signature                         Title
      ---------                         -----


/s/ Mark C. Smith             Chairman of the Board, Chief
-----------------
Mark C. Smith                 Executive Officer and Director


/s/ Howard A. Thrailkill*     President, Chief Operating Officer
-------------------------
Howard A. Thrailkill          and Director


/s/ Lonnie S. McMillian*      Senior Vice President, Secretary,
------------------------
Lonnie S. McMillian           and Director


/s/ W. Frank Blount*          Director
--------------------
W. Frank Blount


/s/ William L. Marks*         Director
---------------------
William L. Marks


/s/Roy J. Nichols*            Director
------------------
Roy J. Nichols


/s/ James L. North*           Director
-------------------
James L. North


/s/ John R. Cooper            Vice President-Finance,
------------------
John R. Cooper                Chief Financial Officer, and Treasurer


*By: /s/Mark C. Smith
     ----------------
Mark C. Smith
as Attorney in Fact

                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS

                                                  Balance at                                                 Balance
                                                 Beginning of                                               at end of
                                                    Period           Additions          Deductions           Period
Year ended December 31, 2000
Allowance for Doubtful Accounts                    $1,018,400        $   20,578         $  225,975          $  813,003
Inventory Reserve                                  $5,306,503        $6,347,345         $7,016,167          $4,637,682
Warranty Liability                                 $1,519,945        $3,326,866         $3,326,866          $1,519,945


Year ended December 31, 1999
Allowance for Doubtful Accounts                    $  958,805        $  400,215         $  340,620          $1,018,400
Inventory Reserve                                  $1,148,731        $6,006,173         $1,848,401          $5,306,503
Warranty Liability                                 $1,519,945        $2,501,073         $2,501,073          $1,519,945

Year ended December 31, 1998
Allowance for Doubtful Accounts                    $  893,389        $  275,025         $  209,609          $  958,805
Inventory Reserve                                  $2,249,063        $1,277,237         $2,377,569          $1,148,731
Warranty Liability                                 $1,435,259        $1,600,824         $1,516,138          $1,519,945

                                 ADTRAN, INC.

                               INDEX OF EXHIBITS


Exhibit
Number                            Description
------                            -----------

3.1 Certificate of Incorporation, as amended (Exhibit 3.1 to ADTRAN's Registration Statement on Form S-1, No. 33-81062 (the "Form S-1 Registration Statement")).

*3.2     Bylaws, as amended.

10.1 Documents relative to the $50,000,000 Taxable Revenue Bond, Series 1995 (ADTRAN, Inc. Project) issued by the Alabama State Industrial Development Authority, consisting of the following (Exhibit 10.3 to ADTRAN's Annual Report on Form 10-K for the year ended December 31, 1994 (the "1994 Form 10-K")):

          (a) Financing Agreement dated January 1, 1995, among the State Industrial Development Authority, a public corporation of the State of Alabama (the "Issuer"), ADTRAN organized under the laws and AmSouth Bank of Alabama, a state banking corporation under the laws of the State of Alabama;

          (b) Loan Agreement dated January 1, 1995 (the "Loan between the Issuer and ADTRAN; Agreement"),

          (c) Resolution of the Issuer authorizing the issuance Taxable Revenue Bond, Series 1995 (ADTRAN, Inc. of the $50,000,000 Project);

          (d)  Specimen Taxable Revenue Bond, Series 1995 (ADTRAN, Inc.
               Project);

          (e) Resolution of ADTRAN authorizing the Financing Loan Agreement and the Note; Agreement, the

          (f) Specimen Note from ADTRAN to AmSouth Bank of January 13, 1995; Alabama, dated

          (g) Pledge Agreement dated January 13, 1995 between Alabama and ADTRAN; AmSouth Bank of

          (h) Eighth Amended and Restated Closing Agreement and AmSouth Bank of Alabama dated March 24, 1997 between ADTRAN and effective January 13, 1995; and

          (i) Preliminary Agreement dated November 16, 1994 and ADTRAN. between the Issuer

10.2 Master Note for Business and Commercial Loans, AmSouth Bank of Alabama. dated June 1, 1996 and in the original principal amount of $10,000,000 by and between ADTRAN and

10.3 Tax Indemnification Agreement dated July 1, 1994 by and among ADTRAN and the stockholders of ADTRAN prior to ADTRAN's initial public offering of Common Stock (Exhibit 10.5 to the 1994 Form 10-K).

10.4      Management Contracts and Compensation Plans:

          (a) 1996 Employees Stock Incentive Plan (Exhibit 10.4 to ADTRAN's Annual Report on Form 10-K for the year ended December 31, 1995 (the "1995 Form 10-K")).

          (b) 1995 Directors Stock Incentive Plan (Exhibit 10.4 to 1995 Form 10-K).

     *23  Consent of PricewaterhouseCoopers LLP

     *24  Powers of Attorney



*Filed herewith
 --------------