Form 10-Q
period 2001-03-31
ADTRAN INC
filed 2001-05-14
CIK 926282

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549
                                   FORM 10-Q

             [X] Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                 For the Quarterly Period Ended March 31, 2001

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

                                 _______________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    x     No
                                        -------     -------

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date:

            Class                       Outstanding at April 30, 2001
----------------------------            -----------------------------
Common Stock, $.01 Par Value            39,451,838 shares

                                 ADTRAN, INC.
                         Quarterly Report on Form 10-Q
                     For the Quarter Ended March 31, 2001

                               Table of Contents
                               -----------------

Item                                                                      Page
Number         PART I.  FINANCIAL INFORMATION                            Number
------                                                                   ------
1        Financial Statements:

         Condensed Balance Sheets as of March 31, 2001 (unaudited)
         and December 31, 2000 (audited)                                    3

         Condensed Statements of Income for the three months
         Ended March 31, 2001 and 2000 (unaudited)                          4

         Condensed Statements of Cash Flows for the three
         months ended March 31, 2001 and 2000 (unaudited)                   5

         Notes to Condensed Financial Statements (unaudited)                6

2        Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          9


3        Quantitative and Qualitative Disclosures About Market Risk        12

                            PART II.  OTHER INFORMATION


6        Exhibits and Reports on Form 8-K                                  13

                                SIGNATURE                                  14


                        PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
----------------------------
                                 ADTRAN, INC.
                           CONDENSED BALANCE SHEETS

                              ASSETS
                                                                              March 31,                 December 31,
                                                                                 2001                       2000
                                                                             -----------                ------------
                                                                             (Unaudited)                 (Audited)
Current assets:
     Cash and cash equivalents..................................             $ 50,794,126               $ 27,971,313
     Short-term investments.....................................               62,024,071                 60,286,332
     Accounts receivable, less allowance for
        doubtful accounts of $800,901 and $813,003
        in 2001 and 2000, respectively..........................               69,879,921                 82,133,831
     Other receivables..........................................               13,275,608                 35,862,774
     Inventory..................................................               96,172,204                 89,252,729
     Prepaid expenses...........................................                4,234,551                  4,032,438
     Deferred income taxes......................................                4,505,008                  4,505,008
                                                                             ------------               ------------
               Total current assets.............................              300,885,489                304,044,425

Property, plant and equipment, less accumulated
     depreciation of $57,431,040  and $53,422,304
     in 2001 and 2000, respectively.............................              125,295,582                123,713,176
Other assets....................................................                  469,000                    469,000
Long-term investments...........................................               94,051,596                118,109,404
                                                                             ------------               ------------
                                                                             $520,701,667               $546,336,005
                                                                             ============               ============

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable...........................................             $ 20,528,711               $ 34,113,832
     Accrued expenses...........................................                9,839,468                  8,560,073
     Income taxes payable.......................................                2,868,204                  3,734,234
                                                                             ------------               ------------
          Total current liabilities.............................               33,236,383                 46,408,139
Long term liabilities:
     Bonds payable..............................................               50,000,000                 50,000,000
     Deferred income taxes......................................                9,374,880                 15,342,435
                                                                             ------------               ------------
          Total liabilities.....................................               92,611,263                111,750,574
                                                                             ------------               ------------

Minority interest in subsidiary                                                   160,000                    160,000
                                                                             ------------               ------------

Stockholders' equity:
     Common stock, par value $.01 per share,
        200,000,000 shares authorized: 39,446,644 shares
         issued and outstanding in 2001 and 2000................                  394,466                    394,466
     Additional paid-in capital.................................               96,638,253                 96,707,263
     Accumulated other comprehensive income.....................                9,302,640                 19,870,288
     Retained earnings..........................................              336,864,146                332,905,389
        Less treasury stock at cost: 724,492 and 733,192
         shares in 2001 and 2000, respectively..................              (15,269,101)               (15,451,975)
                                                                             ------------               ------------
     Total stockholders' equity.................................              427,930,404                434,425,431
                                                                             ------------               ------------
                                                                             $520,701,667               $546,336,005
                                                                             ============               ============

                                            See notes to condensed financial statements

                                 ADTRAN, INC.
                        CONDENSED STATEMENTS OF INCOME

                                  (Unaudited)


                                                                    Three Months Ended
                                                                          March 31,
                                                                  2001               2000
                                                              ------------        -----------
Sales................................................         $105,275,747        $99,470,351
Cost of sales........................................           59,841,309         45,065,863
                                                              ------------        -----------

    Gross profit.....................................           45,434,438         54,404,488

Selling, general and administrative expenses.........           26,064,836         18,672,699
Research and development expenses....................           14,848,714         11,261,968
                                                              ------------        -----------

    Income from operations...........................            4,520,888         24,469,821

Interest expense.....................................             (503,556)          (576,333)
Other income, net....................................            1,980,787          1,553,052
                                                              ------------        -----------

Income before income taxes...........................            5,998,119         25,446,540
Provision for income taxes...........................           (2,039,362)        (8,652,065)
                                                              ------------        -----------

    Net income.......................................         $  3,958,757        $16,794,475
                                                              ============        ===========

Weighted average shares outstanding..................           38,718,662         38,567,916
                                                              ============        ===========

Weighted average shares outstanding assuming
 dilution (1)........................................           38,863,521         39,915,234
                                                              ============        ===========

Earnings per common share - basic....................                 $.10               $.44
                                                              ============        ===========

Earnings per common share assuming dilution (1).....                 $.10               $.42
                                                              ============        ===========


(1) Assumes exercise of dilutive stock options calculated under the treasury stock method.

                See notes to condensed financial statements

                                   ADTRAN, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                            Three Months Ended
                                                                                 March 31,
                                                                         2001                  2000
                                                                     ------------          ------------
Cash flows from operating activities:
  Net income....................................................     $  3,958,757          $ 16,794,475
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation................................................        4,009,675             2,953,096
    Loss (gain) on sale of short-term investments...............           17,134                (3,999)
    Change in operating assets and liabilities:
      Accounts receivable.......................................       12,253,910            (1,948,392)
      Inventory.................................................       (6,919,475)           (1,123,705)
      Other receivables.........................................       22,586,228              (577,772)
      Prepaid expenses..........................................         (202,113)           (2,136,808)
      Accounts payable..........................................      (13,585,121)            3,810,056
      Income taxes payable......................................         (866,030)            3,519,126
      Accrued expenses..........................................        1,279,395            (1,807,088)
                                                                     ------------          ------------

  Net cash provided by operating activities.....................       22,532,360            19,478,989
                                                                     ------------          ------------

Cash flows from investing activities:
  Expenditures for property, plant and equipment................       (5,591,143)           (9,257,904)
  Proceeds from sales of short-term investments.................       14,233,193            16,196,001
  Purchases of short-term investments...........................      (15,988,066)          (43,867,716)
  Proceeds from sales of long-term investments..................        9,991,030               980,381
  Purchases of long-term investments............................       (2,468,426)             (496,379)
                                                                     ------------          ------------

  Net cash provided by (used in) investing activities...........          176,588           (36,445,617)
                                                                     ------------          ------------

Cash flows from financing activities:
  Proceeds from issuance of common stock........................          113,865             5,215,387
                                                                     ------------          ------------

  Net cash provided by financing activities.....................          113,865             5,215,387
                                                                     ------------          ------------

  Net increase (decrease) in cash and cash equivalents..........       22,822,813           (11,751,241)
Cash and cash equivalents, beginning of period..................       27,971,313            37,500,674
                                                                     ------------          ------------

Cash and cash equivalents, end of period........................     $ 50,794,126          $ 25,749,433
                                                                     ============          ============

                  See notes to condensed financial statements

                                 ADTRAN, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)



1.  BASIS OF PRESENTATION

The interim condensed balance sheet of ADTRAN, Inc. ("ADTRAN") at December 31, 2000 has been derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The accompanying unaudited condensed financial statements of ADTRAN have been prepared pursuant to the rules and regulations for reporting on Quarterly Reports on Form 10-Q. Accordingly, certain information and notes required by generally accepted accounting principles for complete financial statements are not included herein. In the opinion of management, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected to occur for the year ending December 31, 2001. The interim statements should be read in conjunction with the financial statements and notes thereto included in ADTRAN's latest Annual Report on Form 10-K.

2.  INVENTORY

At March 31, 2001 and December 31, 2000, inventory consists of the following:

                             March 31,             December 31,
                               2001                    2000
                           -----------             ------------

Raw materials              $54,447,885             $50,011,508
Work in progress             8,103,036              12,606,275
Finished goods              33,621,283              26,634,946
                           -----------             -----------
                           $96,172,204             $89,252,729
                           ===========             ===========

3.  COMPREHENSIVE INCOME

Comprehensive income consists of net income and unrealized gains and losses on marketable securities, net of deferred taxes. Comprehensive income of $13,261,397 at March 31, 2001, consists of net income of $3,958,757 and unrealized gains on marketable securities of $9,302,640 (net of deferred tax of $5,257,652).

4.  EARNINGS PER SHARE

A summary of the calculation of basic and diluted earnings per share (EPS) for the three months ended March 31, 2001 and 2000 is as follows:


                                                       For the Three Months Ended March 31, 2001
                                                   ----------------------------------------------------
                                                     Income               Shares              Per-Share
                                                   (Numerator)         (Denominator)           Amount

Basic EPS
Income available to common stockholders            $3,958,757           38,718,662               $.10

Effect of Dilutive Securities
Stock Options                                                              144,859

Diluted EPS
Income available to common stockholders
  plus assumed conversions                         $3,958,757           38,863,521               $.10

                                                       For the Three Months Ended March 31, 2000
                                                   ----------------------------------------------------
                                                     Income               Shares              Per-Share
                                                   (Numerator)         (Denominator)           Amount

Basic EPS
Income available to common stockholders           $16,794,475           38,567,916               $.44

Effect of Dilutive Securities
Stock Options                                                            1,347,318

Diluted EPS
Income available to common stockholders
  plus assumed conversions                        $16,794,475           39,915,234               $.42

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

The table below presents information about the reported sales and gross profit of ADTRAN's segments for the three months ended March 31, 2001 and 2000, respectively. Asset information by reportable segment is not reported, since ADTRAN does not produce such information internally.

                           Three Months Ended             Three Months Ended
                             March 31, 2001                 March 31, 2000

                          Sales     Gross Profit         Sales      Gross Profit
                      ------------ -------------       -----------  ------------
Carrier Network       $ 69,217,660   $26,172,558       $67,535,789   $36,108,258
Enterprise Network      36,058,087    19,261,880        31,934,562    18,296,230
                      ------------   -----------       -----------   -----------
     Total            $105,275,747   $45,434,438       $99,470,351   $54,404,488
                      ------------   -----------       -----------   -----------



The following table presents sales information by geographic area for the three months ended March 31, 2001 and 2000, respectively.

                                        Three Months Ended
                                 March 31,              March 31,
                                   2001                   2000
                               ------------            -----------
United States                  $101,626,918            $96,442,449
Foreign                           3,648,829              3,027,902
                               ------------            -----------
    Total                      $105,275,747            $99,470,351
                               ------------            -----------

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

This Form 10-Q contains "forward-looking statements" within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, which represent ADTRAN's expectations of beliefs, including, but not limited to, statements concerning (i) the business and financial outlook, (ii) our business, financial condition or results of operations, and (iii) our business strategy. When used in this Form 10-Q, the words "believe," "anticipate," "think," "intend," "will be," and similar expressions identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. Readers are also urged to carefully review and consider the various disclosures, including, but not limited to, the disclosures described under the captions "Management's Discussion and Analysis of financial Condition and Results of Operations" and "Liquidity and Capital Resources," and those discussed in ADTRAN's filings with the Securities and Exchange Commission, as well as the general economic conditions and industry trends which could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements.


RESULTS OF OPERATIONS - Three Months Ended march 31, 2001 Compared to Three Months Ended march 31, 2000

SALES
ADTRAN's sales increased 5.8% from $99,470,351 in the three months ended March 31, 2000 to $105,275,747 in the three months ended March 31, 2001. The increased sales resulted from an increase in sales volume to existing customers and from increased market penetration. Carrier Network sales increased from $67,535,789 in the three months ended March 31, 2000 to $69,217,660 in the three months ended March 31, 2001. Carrier Network sales as a percentage of total sales decreased from 67.9% in the three months ended March 31, 2000 to 65.7% in the three months ended March 31, 2001. Sales of Enterprise Network products increased from $31,934,562 in the three months ended March 31, 2000 to $36,058,087 in the three months ended March 31, 2001. The increase was due to strong growth in our Systems products. As a percentage of sales, Enterprise Network sales increased from 32.1% in the three months ended March 31, 2000 to 34.3% in the three months ended March 31, 2001. The financial effect of the increase in overall unit volume was offset somewhat by lower unit selling prices for many of ADTRAN's products.


COST OF SALES
Cost of sales increased 32.8% from $45,065,863 in the three months ended March 31, 2000 to $59,841,309 in the three months ended March 31, 2001. As a percentage of sales, cost of sales increased from 45.3% in the three months ended March 31, 2000 to 56.8% in the three months ended March 31, 2001. An important part of ADTRAN's strategy is to reduce the product cost of each succeeding product generation and then to lower the product's price based on the cost savings achieved. This strategy sometimes results in variations in ADTRAN's gross profit margin due to timing differences between the recognition of cost reductions and the lowering of product selling prices. In view of the rapid pace of new product introductions by ADTRAN, this strategy may result in variations in gross profit margins that, for any particular financial period, can be difficult to predict.


SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses increased 39.6% from $18,672,699 in the three months ended March 31, 2000 to $26,064,836 in the three months ended March 31, 2001. The increase was due to additional sales and support expenditures necessary as a result of our expanded sales base. Selling, general and administrative expenses as a percentage of sales increased from 18.8% in the three months ended March 31, 2000 to 24.8% in the three months ended March 31, 2001. Sales and support organization expansion, which resulted in increased costs during the quarter, will continue because they are necessary to position ADTRAN to accumulate market share and maintain growth over the long-term.


RESEARCH AND DEVELOPMENT EXPENSES
Research and development expenses increased 31.8% from $11,261,968 in the three months ended March 31, 2000 to $14,848,714 in the three months ended March 31, 2001. The increase was due to increased investment in product development and cost reduction through engineering. As a percentage of sales, research and development expenses increased from 11.3% in the three months ended March 31, 2000 to 14.1% in the three months ended March 31, 2001. ADTRAN will continue to invest in these product development activities because they are necessary to position us to accumulate market share and maintain growth over the long-term.


INTEREST EXPENSE
Interest expense decreased 12.6% from $576,333 for the three months ended March 31, 2000 to $503,556 in the three months ended March 31, 2001.


OTHER INCOME
Other income increased 27.5% from 1,553,052 for the three months ended March 31, 2000 to $1,980,787 in the three months ended March 31, 2001.


NET INCOME
As a result of the above factors, net income decreased 76.4% from $16,794,475 in the three months ended March 31, 2000 to $3,958,759 in the three months ended March 31, 2001. As a percentage of sales, net income decreased from 16.9% in the three months ended March 31, 2000 to 3.8% in the three months ended March 31, 2001.


LIQUIDITY AND CAPITAL RESOURCES

ADTRAN committed to spend approximately an additional $250,000 for finalizing the construction of Phase IV of our corporate headquarters in Huntsville, Alabama, which was completed in October 2000. Over the next several years, we expect to spend approximately an additional $35,000,000 to equip Phase IV.
Fifty million dollars of ADTRAN's Phase III expansion was approved for participation in an incentive program offered by the Alabama State Industrial Development Authority (the "Authority"). The incentive program enables participating companies to generate Alabama corporate income tax credits that can be used to reduce the amount of Alabama corporate income taxes that would otherwise be payable. There can be no assurance that the State of Alabama will continue to make these corporate income tax credits available in the future, and therefore, ADTRAN may not realize the full benefit of these incentives. Through December 31, 2000, the Authority had issued $50,000,000 of its taxable revenue bonds pursuant to the incentive program and loaned the proceeds from the sale of the bonds to ADTRAN. ADTRAN is required to make payments to the Authority in the amounts necessary to pay the principal of and interest on the Authority's Taxable Revenue Bond, Series 1995, as amended, currently outstanding in the aggregate principal amount of $50,000,000. The bond matures on January 1, 2020, and bears interest at the rate of 45 basis points over the money market rate of First Union National Bank of Tennessee.

ADTRAN's working capital position increased 3.9% from $257,636,000 as of December 31, 2000 to $267,649,000 as of March 31, 2001 due to cash generated from operations as evident in our reduction of accounts receivable and other receivables. Accounts receivables and other receivables decreased 14.9% and 63.0%, respectively from December 31, 2000 to March 31, 2001. Accounts payable decreased 39.8% from December 31, 2000 to March 31, 2001. ADTRAN has used, and expects to continue to use, the cash generated from operations for working capital and other general corporate purposes, including (i) product development activities to enhance its existing products and develop new products and (ii) expansion of sales and marketing activities. Inventory increased 7.8% from December 31, 2000 to March 31, 2001. The increase is attributable to our expectations of increased shipments to existing customers.

On March 31, 1997, the Board of Directors authorized ADTRAN to re-purchase up to 1,000,000 shares of our outstanding common stock. In October 1998, the Board approved the re-purchase of an additional 2,000,000 shares. As of March 31, 2001, we had re-purchased 1,121,417 shares of our common stock at a total cost of $23,612,000.

Capital expenditures totaling $32,540,000 for the year ended December 31, 2000 and $5,591,000 in the first three months of 2001 were used to expand our headquarters and to purchase equipment.

At March 31, 2001, ADTRAN's cash on hand of $50,794,126 and short-term investments of $62,024,071 placed our potential cash availability at $112,818,197.

We intend to finance our operations in the future with cash flow from operations and remaining borrowed taxable revenue bond proceeds. We believe these available sources of funds to be adequate to meet our operating and capital needs for the foreseeable future.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

ADTRAN has not conducted transactions, established commitments or entered into relationships requiring disclosures beyond those provided elsewhere in this Form 10-Q.

                           PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a) No reports on Form 8-K were filed during the quarter ended March 31, 2001.

                             SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            ADTRAN, INC.
                                            (Registrant)



Date:  May 10, 2001                         /s/ John R. Cooper
                                            ------------------
                                            John R. Cooper
                                            Vice President - Finance and
                                            Chief Financial Officer