Form 10-Q
period 2001-06-30
ADTRAN INC
filed 2001-08-14
CIK 926282

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                   FORM 10-Q

        [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
            For the Quarterly Period Ended June 30, 2001

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

                                 ---------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    x     No
                                        -------     -------

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date:

              Class                                 Outstanding at July 31, 2001
--------------------------------------              ----------------------------
    Common Stock, $.01 Par Value                          39,462,838 shares

                                 ADTRAN, INC.
                         Quarterly Report on Form 10-Q
                      For the Quarter Ended June 30, 2001

                               Table of Contents
                               -----------------

Item                                                                     Page
Number                                                                   Number
------                                                                   ------
                        PART I.  FINANCIAL INFORMATION

  1      Financial Statements:                                              3

         Condensed Balance Sheets as of June 30, 2001 (unaudited) and
         December 31, 2000 (audited)                                        3

         Condensed Statements of Income for the three months
         and six months ended June 30, 2001 and 2000 (unaudited)            4

         Condensed Statements of Cash Flows for the six
         months ended June 30, 2001 and 2000 (unaudited)                    5

         Notes to Condensed Financial Statements (unaudited)                6

  2      Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         10


  3      Quantitative and Qualitative Disclosures About Market Risk        14

                          PART II.  OTHER INFORMATION

  4      Submission of Matters to a Vote of Security Holders               15

  6      Exhibits and Reports on Form 8-K                                  16

                                   SIGNATURE                               17

                        PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
---------------------------
                                 ADTRAN, INC.
                           CONDENSED BALANCE SHEETS

                                              ASSETS
                                                                  June 30,         December 31,
                                                                    2001              2000
                                                                ------------       ------------
                                                                 (Unaudited)         (Audited)
Current assets:
  Cash and cash equivalents..................................   $ 87,692,766       $ 27,971,313
  Short-term investments.....................................     14,778,697         60,286,332
  Accounts receivable, less allowance for
   doubtful accounts of  $726,531 and $813,003
   in 2001 and 2000, respectively............................     65,359,868         82,133,831
  Other receivables..........................................     10,507,117         35,862,774
  Inventory..................................................     86,961,654         89,252,729
  Prepaid expenses...........................................      3,417,485          4,032,438
  Deferred income taxes......................................      4,505,008          4,505,008
                                                                ------------       ------------
          Total current assets...............................    273,222,595        304,044,425

Property, plant and equipment, less accumulated
 depreciation of $61,606,577  and $53,422,304
 in 2001 and 2000, respectively..............................    123,805,170        123,713,176
Other assets.................................................        489,000            469,000
Long-term investments........................................    116,276,752        118,109,404
                                                                ------------       ------------
                                                                $513,793,517       $546,336,005
                                                                ============       ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...........................................   $ 15,118,080       $ 34,113,832
  Accrued expenses...........................................      8,877,618          8,560,073
  Income taxes payable.......................................              0          3,734,234
                                                                ------------       ------------
          Total current liabilities..........................     23,995,698         46,408,139
Long term liabilities:
  Bonds payable..............................................     50,000,000         50,000,000
  Deferred income taxes......................................      8,530,175         15,342,435
                                                                ------------       ------------
          Total liabilities..................................     82,525,873        111,750,574
                                                                ------------       ------------

Minority interest in subsidiary..............................        160,000            160,000
Stockholders' equity:
  Common stock, par value $.01 per share,
   200,000,000 shares authorized: 39,446,644 shares
   issued and outstanding in 2001 and 2000...................        394,466            394,466
  Additional paid-in capital.................................     96,620,506         96,707,263
  Accumulated other comprehensive income.....................      7,812,263         19,870,288
  Retained earnings..........................................    341,500,744        332,905,389
    Less treasury stock at cost: 722,172 and 733,192
     shares in 2001 and 2000, respectively...................    (15,220,335)       (15,451,975)
                                                                ------------       ------------
  Total stockholders' equity.................................    431,107,644        434,425,431
                                                                ------------       ------------
                                                                $513,793,517       $546,336,005
                                                                ============       ============

                  See notes to condensed financial statements

                                 ADTRAN, INC.
                        CONDENSED STATEMENTS OF INCOME

                                  (Unaudited)


                                                               Three Months Ended                     Six Months Ended
                                                                    June 30,                               June 30,
                                                            2001                2000               2001               2000
                                                        ------------        ------------       ------------       ------------
Sales................................................   $97,197,873         $114,446,655       $202,473,620       $213,917,006
Cost of sales........................................    51,639,324           52,776,203        111,480,633         97,842,065
                                                        -----------         ------------       ------------       ------------
          Gross profit...............................    45,558,549           61,670,452         90,992,987        116,074,941

Selling, general and administrative expenses.........    24,837,935           21,427,211         50,902,771         40,099,910
Research and development expenses....................    14,925,049           12,993,822         29,773,763         24,255,790
                                                        -----------         ------------       ------------       ------------
          Income from operations.....................     5,795,565           27,249,419         10,316,453         51,719,241

Interest expense.....................................      (478,639)            (576,333)          (982,194)        (1,152,667)
Other income, net....................................     1,708,223            1,581,686          3,689,010          3,134,737
                                                        -----------         ------------       ------------       ------------

Income before income taxes...........................     7,025,149           28,254,772         13,023,269         53,701,311
Provision for income taxes...........................    (2,388,551)          (9,606,622)        (4,427,911)       (18,258,687)
                                                        -----------         ------------       ------------       ------------
          Net income.................................   $ 4,636,598         $ 18,648,150       $  8,595,358       $ 35,442,624
                                                        ===========         ============       ============       ============

Weighted average shares                                  38,722,761           38,667,341         38,720,784         38,611,437
 outstanding.........................................   ===========         ============       ============       ============

Weighted average shares outstanding assuming
 dilution (1)........................................    38,857,510           39,840,435         38,859,545         39,869,569
                                                        ===========         ============       ============       ============

Earnings per common share - basic....................   $       .12         $        .48       $        .22       $        .92
                                                        ===========         ============       ============       ============
Earnings per common  share assuming dilution (1).....   $       .12         $        .47       $        .22       $        .89
                                                        ===========         ============       ============       ============

(1) Assumes exercise of dilutive stock options calculated under the treasury stock method

                  See notes to condensed financial statements

                                 ADTRAN, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                           Six Months Ended
                                                                               June 30,
                                                                         2001             2000
                                                                     ------------     ------------
Cash flows from operating activities:
  Net income......................................................   $  8,595,358     $ 35,442,624
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation..................................................      8,186,185        6,004,577
    Loss (gain) on sale of short-term investments.................         94,603           86,218
    Change in operating assets and liabilities:
      Accounts receivable.........................................     16,773,963       (8,428,466)
      Inventory...................................................      2,291,075      (10,277,685)
      Other receivables...........................................     25,340,446       (1,059,635)
      Prepaid expenses and other assets...........................        594,953       (2,896,005)
      Accounts payable............................................    (18,995,752)       6,377,678
      Income taxes payable........................................     (3,734,234)      (4,618,385)
      Accrued expenses............................................        317,545         (612,256)
                                                                     ------------     ------------
    Net cash provided by operating activities.....................     39,464,142       20,068,665
                                                                     ------------     ------------

Cash flows from investing activities:
  Expenditures for property, plant and equipment..................     (8,276,268)     (18,090,491)
  Proceeds from sales of short-term investments...................     71,689,165       34,486,335
  Purchases of short-term investments.............................    (26,700,662)     (55,170,283)
  Proceeds from sales of long-term investments....................     12,624,284          484,002
  Purchases of long-term investments..............................    (29,224,091)      (1,452,462)
                                                                     ------------     ------------
  Net cash provided by (used in) investing activities.............     20,112,428      (39,742,899)
                                                                     ------------     ------------

Cash flows from financing activities:
  Proceeds from issuance of common stock..........................        144,883        5,772,711
                                                                     ------------     ------------

  Net cash provided by financing activities.......................        144,883        5,772,711
                                                                     ------------     ------------

  Net increase (decrease) in cash and cash equivalents............     59,721,453      (13,901,523)

Cash and cash equivalents, beginning of period....................     27,971,313       37,500,674
                                                                     ------------     ------------

Cash and cash equivalents, end of period..........................   $ 87,692,766     $ 23,599,151
                                                                     ============     ============

                  See notes to condensed financial statements

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)



1.  BASIS OF PRESENTATION

The interim condensed balance sheet of ADTRAN, Inc. ("ADTRAN") at December 31, 2000 has been derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The accompanying unaudited condensed financial statements of ADTRAN have been prepared pursuant to the rules and regulations for reporting on Quarterly Reports on Form 10-Q. Accordingly, certain information and notes required by generally accepted accounting principles for complete financial statements are not included herein. In the opinion of management, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected to occur for the year ending December 31, 2001. The interim statements should be read in conjunction with the financial statements and notes thereto included in ADTRAN's latest Annual Report on Form 10-K.


2.  INVENTORY

At June 30, 2001 and December 31, 2000, inventory consisted of the following:

                                   June 30,              December 31,
                                     2001                    2000
                                 -----------             -----------

Raw materials                    $54,149,773             $50,011,508
Work in progress                   8,281,368              12,606,275
Finished goods                    24,530,513              26,634,946
                                 -----------             -----------
                                 $86,961,654             $89,252,729
                                 ===========             ===========


3.  COMPREHENSIVE INCOME

Comprehensive income consists of net income and unrealized gains and losses on marketable securities, net of deferred taxes. Comprehensive income of $16,407,621 at June 30, 2001, consists of net income of $8,595,358 and unrealized gains on marketable securities of $7,812,263 (net of deferred tax of $4,412,947). Comprehensive income of $140,672,549 at December 31, 2000, consists of net income of $120,802,261 and unrealized gains on marketable securities of $19,870,288 (net of deferred tax of $14,695,744).

4.  EARNINGS PER SHARE

A summary of the calculation of basic and diluted earnings per share (EPS) for the three months and six months ended June 30, 2001 and 2000 is as follows:


                                                          For the Three Months Ended June 30, 2001
                                                   ----------------------------------------------------
                                                     Income               Shares              Per-Share
                                                   (Numerator)         (Denominator)           Amount
                                                   -----------         -------------          ---------
Basic EPS
Income available to common stockholders             $4,636,598           38,722,761              $0.12

Effect of Dilutive Securities
Stock Options                                                               134,749

Diluted EPS
Income available to common stockholders
  plus assumed conversions                          $4,636,598           38,857,510              $0.12




                                                           For the Six Months Ended June 30, 2001
                                                   ----------------------------------------------------
                                                     Income               Shares              Per-Share
                                                   (Numerator)         (Denominator)           Amount
                                                   -----------         -------------          ---------

Basic EPS
Income available to common stockholders             $8,595,358           38,720,784              $0.22

Effect of Dilutive Securities
Stock Options                                                               138,761

Diluted EPS
Income available to common stockholders
  plus assumed conversions                          $8,595,358           38,859,545              $0.22

Earnings Per Share (continued)

                                                         For the Three  Months Ended June 30, 2000
                                                   ----------------------------------------------------
                                                     Income               Shares              Per-Share
                                                   (Numerator)         (Denominator)           Amount
                                                   -----------         -------------          ---------
Basic EPS
Income available to common stockholders            $18,648,150           38,667,341              $0.48

Effect of Dilutive Securities
Stock Options                                                             1,173,094

Diluted EPS
Income available to common stockholders
  plus assumed conversions                         $18,648,150           39,840,435              $0.47




                                                           For the Six Months Ended June 30, 2000
                                                   ----------------------------------------------------
                                                     Income               Shares              Per-Share
                                                   (Numerator)         (Denominator)           Amount
                                                   -----------         -------------          ---------

Basic EPS
Income available to common stockholders            $35,442,624           38,611,437             $0.92

Effect of Dilutive Securities
Stock Options                                                             1,258,132

Diluted EPS
Income available to common stockholders
  plus assumed conversions                         $35,442,624           39,869,569             $0.89

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

The table below presents information about the reported sales and gross profit of ADTRAN's segments for the three months and six months ended June 30, 2001 and 2000. Asset information by reportable segment is not reported, since ADTRAN does not produce such information internally.

                                        Three Months Ended                             Six Months Ended
                                           June 30, 2001                                 June 30, 2001
                               -----------------------------------             -------------------------------
                                  Sales               Gross Profit                Sales           Gross Profit
                               ------------           ------------             ------------       ------------
Carrier Network                $ 60,252,677            $26,062,456             $129,470,337       $ 52,235,014
Enterprise Network               36,945,196             19,496,093               73,003,283         38,757,973
                               ------------            -----------             ------------       ------------
     Total                     $ 97,197,873            $45,558,549             $202,473,620       $ 90,992,987
                               ============            ===========             ============       ============



                                        Three Months Ended                             Six Months Ended
                                           June 30, 2000                                 June 30, 2000
                               -----------------------------------             -------------------------------
                                   Sales              Gross Profit                Sales           Gross Profit
                               ------------           ------------             ------------       ------------
Carrier Network                $ 77,053,480            $40,313,974             $144,589,269       $ 76,422,233
Enterprise Network               37,393,175             21,356,478               69,327,737         39,652,708
                               ------------            -----------             ------------       ------------
    Total                      $114,446,655            $61,670,452             $213,917,006       $116,074,941
                               ============            ===========             ============       ============



The following table presents sales information by geographic area for the three months and six months ended June 30, 2001 and 2000.

                                       Three Months Ended                             Six Months Ended
                              ------------------------------------          ------------------------------------
                              June 30, 2001          June 30, 2000          June 30, 2001          June 30, 2000
                              -------------          -------------          -------------          -------------
United States                   $91,430,352           $112,268,918           $193,057,270           $208,711,367
Foreign                           5,767,521              2,177,737              9,416,350              5,205,639
                                -----------           ------------           ------------           ------------
    Total                       $97,197,873           $114,446,655           $202,473,620           $213,917,006
                                ===========           ============           ============           ============

6.  RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, which has an effective date of June 30, 2001 for all business combinations initiated after this date. This statement supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. This statement requires all business combinations within the scope of the Statement to be accounted for using the purchase method of accounting. For business combinations completed prior to June 30, 2001, the statement requires companies to recognize intangible assets apart from goodwill and expand the disclosures about assets acquired and liabilities assumed.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets, which has an effective date starting with fiscal years beginning after December 15, 2001. This statement supersedes APB Opinion No. 17, Intangible Assets. This statement addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Goodwill will cease to be amortized upon the implementation of the statement and companies will test goodwill at least annually for impairment.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

OVERVIEW

ADTRAN designs, develops, manufactures, markets and services a broad range of high speed digital transmission products utilized by providers of telecommunications services (serviced by ADTRAN's Carrier Networks Division or
CN) and corporate end-users (serviced by ADTRAN's Enterprise Networks Division or EN) to implement advanced digital data services over existing telephone networks. We currently sell our products to a large number of carriers, including all RBOCs, and to private and public enterprises worldwide.

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

This Form 10-Q contains "forward-looking statements" within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, which represent ADTRAN's expectations or beliefs, including, but not limited to, statements concerning (i) the business and financial outlook, (ii) our business, financial condition or results of operations, and (iii) our business strategy. When used in this Form 10-Q, the words "believe," "anticipate," "think," "intend," "will be," and similar expressions identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. Readers are also urged to carefully review and consider the various disclosures, including, but not limited to, the disclosures described under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Liquidity and Capital Resources," and those discussed in ADTRAN's filings with the Securities and Exchange Commission, as well as the general economic conditions and industry trends which could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements.

RESULTS OF OPERATIONS - THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000

SALES

ADTRAN's sales decreased 15.1% from $114,446,655 in the three months ended June 30, 2000 to $97,197,873 in the three months ended June 30, 2001. Sales decreased 5.3% from $213,917,006 in the six months ended June 30, 2000 to $202,473,620 in the six months ended June 30, 2001. The decrease in sales for the three months and six months ended June 30, 2001, is attributable to two factors: (i) the lowering of HDSL product prices in the second half of 2000 and
(ii) the market wide slow down in the telecommunications industry. Carrier Network sales decreased from $77,053,480 in the three months ended June 30, 2000 to $60,252,677 in the three months ended June 30, 2001 and decreased from $144,589,269 in the six months ended June 30, 2000 to $129,470,337 in the six months ended June 30, 2001. Carrier Network sales as a percentage of total sales decreased from 67.3% in the three months ended June 30, 2000 to 62.0% in the three months ended June 30, 2001 and decreased from 67.6% in the six months ended June 30, 2000 to 63.9% in the six months ended June 30, 2001. Sales of Enterprise Network products decreased from $37,393,175 in the three months ended June 30, 2000 to $36,945,196 in the three months ended June 30, 2001. Sales of Enterprise Network products increased 5.3% from $69,327,737 in the six months ended June 30, 2000 to $73,003,283 in the six months ended June 30, 2001. As a percentage of sales, Enterprise Network sales increased from 32.7% in the three months ended June 30, 2000 to 38.0% in the three months ended June 30, 2001 and increased from 32.4% in the six months ended June 30, 2000 to 36.1% in the six months ended June 30, 2001.

COST OF SALES

Cost of sales decreased 2.2% from $52,776,203 in the three months ended June 30, 2000 to $51,639,324 in the three months ended June 30, 2001 and increased 13.9% from $97,842,065 in the six months ended June 30, 2000 to $111,480,633 in the six months ended June 30, 2001. The cost of sales decrease quarter over quarter is directly related to the difference in second quarter revenues in each period. The increase in cost of sales for the six months ended June 30, 2001 over the six months ended June 30, 2000, is attributable to the timing of product price reductions as compared to product cost savings. As a percentage of sales, cost of sales increased from 46.1% in the three months ended June 30, 2000 to 53.1% in the three months ended June 30, 2001 and increased from 45.7% in the six months ended June 30, 2000 to 55.1% in the six months ended June 30, 2001. An important part of ADTRAN's strategy is to reduce the product cost of each succeeding product generation and then to lower the product's price based on the cost savings achieved. This strategy, as described above, sometimes results in variations in ADTRAN's gross profit margin due to timing differences between the recognition of cost reductions and the lowering of product selling prices. In view of the rapid pace of new product introductions by ADTRAN, this strategy may result in variations in gross profit margins that, for any particular financial period, can be difficult to predict.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses increased 15.9% from $21,427,211 in the three months ended June 30, 2000 to $24,837,935 in the three months ended June 30, 2001 and increased 26.9% from $40,099,910 in the six months ended June 30, 2000 to $50,902,771 in the six months ended June 30, 2001. Beginning in mid year 2000, ADTRAN increased expenditures for the expansion of our infrastructure in both sales and support personnel in an effort to expand our customer base and for increased initiatives in the EN and international markets. Selling, general and administrative expenses as a percentage of sales increased from 18.7% in the three months ended June 30, 2000 to 25.6% in the three months ended June 30, 2001 and increased from 18.7% in the six months ended June 30, 2000 to 25.1% in the six months ended June 30, 2001. Selling, general and administrative expenses as a percent of sales will fluctuate whenever there is significant fluctuation in revenues in periods being compared.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased 14.9% from $12,993,822 in the three months ended June 30, 2000 to $14,925,049 in the three months ended June 30, 2001 and increased 22.7% from $24,255,790 in the six months ended June 30, 2000 to $29,773,763 in the six months ended June 30, 2001. ADTRAN continually evaluates new product opportunities and engages in intensive research and product development efforts. To date, ADTRAN has expensed all product research and development costs as incurred. As a result, ADTRAN may incur significant research and development expenses prior to the receipt of revenues from a major new product group. As a percentage of sales, research and development expenses increased from 11.3% in the three months ended June 30, 2000 to 15.4% in the three months ended June 30, 2001 and increased from 11.4% in the six months ended June 30, 2000 to 14.7% in the six months ended June 30, 2001. ADTRAN will continue to incur research and development expenses in connection with its new products and its expansion into international markets. Research and development expenses as a percent of sales will fluctuate whenever there is a significant fluctuation in revenues in periods being compared.

INTEREST EXPENSE

Interest expense decreased 17.0% from $576,333 for the three months ended June 30, 2000 to $478,639 in the three months ended June 30, 2001 and decreased 14.8% from $1,152,667 in the six months ended June 30, 2000 to $982,194 in the six months ended June 30, 2001.

OTHER INCOME

Other income increased 8.0% from $1,581,686 for the three months ended June 30, 2000 to $1,708,223 in the three months ended June 30, 2001 and increased 17.7% from $3,134,737 in the six months ended June 30, 2000 to $3,689,010 in the six months ended June 30, 2001.

NET INCOME

As a result of the above factors, net income decreased 75.1% from $18,648,150 in the three months ended June 30, 2000 to $4,636,598 in the three months ended June 30, 2001 and decreased 75.7% from $35,442,624 in the six months ended June 30, 2000 to $8,595,358 in the six months ended June 30, 2001. As a percentage of sales, net income decreased from 16.3% in the three months ended June 30, 2000 to 4.8% in the three months ended June 30, 2001 and decreased from 16.6% in the six months ended June 30, 2000 to 4.2% in the six months ended June 30, 2001.


LIQUIDITY AND CAPITAL RESOURCES

ADTRAN completed the construction of Phase IV of our corporate headquarters in Huntsville, Alabama, in October 2000. Over the next several years, we expect to spend approximately an additional $35,000,000 to equip Phase IV. Fifty million dollars of ADTRAN's Phase III expansion was approved for participation in an incentive program offered by the Alabama State Industrial Development Authority (the "Authority"). The incentive program enables participating companies to generate Alabama corporate income tax credits that can be used to reduce the amount of Alabama corporate income taxes that would otherwise be payable. There can be no assurance that the State of Alabama will continue to make these corporate income tax credits available in the future, and ADTRAN therefore may not realize the full benefit of these incentives. Through December 31, 2000, the Authority had issued $50,000,000 of its taxable revenue bonds pursuant to the incentive program and loaned the proceeds from the sale of the bonds to ADTRAN. ADTRAN is required to make payments to the Authority in the amounts necessary to pay the principal of and interest on the Authority's Taxable Revenue Bond, Series 1995, as amended, currently outstanding in the aggregate principal amount of $50,000,000. The bond matures on January 1, 2020, and bears interest at the rate of 45 basis points over the money market rate of First Union National Bank of Tennessee.

ADTRAN's working capital position decreased 3.3% from $257,636,000 as of December 31, 2000 to $249,227,000 as of June 30, 2001. Accounts receivables and other receivables decreased 20.4% and 71.0%, respectively from December

31, 2000 to June 30, 2001. Accounts payable decreased 55.7% from December 31, 2000 to June 30, 2001. These decreases are directly related to the overall industry slow down and the consolidation of our subcontractors. ADTRAN has used, and expects to continue to use, the cash generated from operations for working capital and other general corporate purposes, including (i) product development activities to enhance its existing products and develop new products and (ii) expansion of sales and marketing activities. Inventory decreased 2.6% from December 31, 2000 to June 30, 2001. The decrease in inventory is attributable to management's continued efforts to streamline our production process and focus on manufacturing velocity.

On March 31, 1997, the Board of Directors authorized ADTRAN to re-purchase up to 1,000,000 shares of our outstanding common stock. In October 1998, the Board approved the re-purchase of an additional 2,000,000 shares. As of June 30, 2001, we had re-purchased 1,121,417 shares of our common stock at a total cost of $23,612,000.

Capital expenditures totaling $32,540,000 for the year ended December 31, 2000 and $8,276,000 in the first six months of 2001 were used to expand our headquarters and to purchase equipment.

At June 30, 2001, ADTRAN's cash on hand of $87,692,766 and short-term investments of $14,778,697 placed our potential cash availability at $102,471,463.

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

                          PART II.  OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

The 2001 Annual Meeting of Stockholders of ADTRAN was held on April 20, 2001. Proxies with regard to the matters to be voted upon at the Annual Meeting were solicited under Regulation 14A of the Securities Exchange Act of 1934, as amended. Set forth below is a brief description of each matter voted upon at the Annual Meeting and the results of the voting on each such matter.

     (a) Election of each director named below to serve until the next Annual Meeting of Stockholders. There was no solicitation in opposition to any of the nominees listed in the proxy statement, and all of the nominees were elected.


Nominees                                               Votes
--------                                    -----------------------------
                                                For             Withheld
                                            ----------          ---------
Mark C. Smith                               32,093,737          2,456,118
Lonnie S. McMillian                         32,089,651          2,460,204
Howard A. Thrailkill                        32,091,506          2,458,349
W. Frank Blount                             33,839,982            709,873
William J. Marks                            34,291,750            258,105
Roy J. Nichols                              33,842,964            706,891
James L. North                              34,289,237            260,618

     (b) Ratification of the appointment of PricewaterhouseCoopers LLP as independent accountants of ADTRAN for 2001.

                                     Votes
          ----------------------------------------------------------------
                   For              Against               Abstain
          ----------------------------------------------------------------

               33,910,062           621,009               18,784

     (c) Approval of an amendment to the 1996 Employee Incentive Stock Option Plan which increases the aggregate number of shares of Common Stock authorized for issuance under the plan from 5,488,100 to 8,488,100.


                                     Votes
          ----------------------------------------------------------------
                   For              Against               Abstain
          ----------------------------------------------------------------
               26,660,477          2,130,199               51,385

     (d) Approval of an amendment to the 1996 Employee Incentive Stock Option Plan to place limits on the number of options that may be granted under the plan with an exercise price that is below the fair market value of ADTRAN's common stock on the date of grant and on the class of employees eligible to receive such options.

                                     Votes
          ----------------------------------------------------------------
                   For              Against               Abstain
          ----------------------------------------------------------------
               26,794,494          1,924,261              123,306

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

     (a) No reports on Form 8-K were filed during the quarter ended June 30, 2001.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    ADTRAN, INC.
                                    (Registrant)



Date:  August 13, 2001              /s/ John R. Cooper
                                    ----------------------------
                                    John R. Cooper
                                    Vice President - Finance and
                                    Chief Financial Officer