Form 10-Q
period 2001-09-30
ADTRAN INC
filed 2001-11-14
CIK 926282

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549
                                   FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
               For the Quarterly Period Ended September 30, 2001

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

                                 _______________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    x     No
                                        -------     --------

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date:

           Class                             Outstanding at October 31, 2001
-----------------------------                -------------------------------

Common Stock, $.01 Par Value                         39,462,838 shares

                                 ADTRAN, INC.

                         Quarterly Report on Form 10-Q
                   For the Quarter Ended September 30, 2001

                               Table of Contents
                               -----------------

Item                                                                                           Page
Number                                                                                        Number
------                                                                                        ------
                                      PART I.  FINANCIAL INFORMATION

1             Financial Statements:                                                              3

              Condensed Balance Sheets as of  September 30, 2001 (unaudited) and
              December 31, 2000 (audited)                                                        3

              Condensed Statements of Income for the three months
              and nine months ended September 30, 2001 and 2000 (unaudited)                      4

              Condensed Statements of Cash Flows for the nine
              months ended September 30, 2001 and 2000 (unaudited)                               5

              Notes to Condensed Financial Statements (unaudited)                                6

2             Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                         10


3             Quantitative and Qualitative Disclosures About Market Risk                        14

                                        PART II.  OTHER INFORMATION

6             Exhibits and Reports on Form 8-K                                                  15

                                                 SIGNATURE                                      16

                        PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
---------------------------
                                 ADTRAN, INC.
                           CONDENSED BALANCE SHEETS

                                                ASSETS
                                                                             September 30,              December 31,
                                                                                 2001                       2000
                                                                            --------------             -------------
                                                                              (Unaudited)                (Audited)
Current assets:
     Cash and cash equivalents..................................             $107,145,382               $ 27,971,313
     Short-term investments.....................................               12,161,842                 60,286,332
     Accounts receivable, less allowance for
        doubtful accounts of  $681,562 and $813,003
        in 2001 and 2000, respectively..........................               65,191,577                 82,133,831
     Other receivables..........................................                7,626,851                 35,862,774
     Inventory..................................................               72,131,820                 89,252,729
     Prepaid expenses...........................................                3,408,573                  4,032,438
     Deferred income taxes......................................                4,505,008                  4,505,008
                                                                             ------------               ------------
               Total current assets.............................              272,171,053                304,044,425

Property, plant and equipment, less accumulated
     depreciation of $65,901,740  and $53,422,304
     in 2001 and 2000, respectively.............................              122,638,651                123,713,176
Other assets....................................................                  489,000                    469,000
Long-term investments...........................................              120,909,770                118,109,404
                                                                             ------------               ------------
                                                                             $516,208,474               $546,336,005
                                                                             ============               ============

                                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable...........................................             $ 15,773,077               $ 34,113,832
     Accrued expenses...........................................                9,896,895                  8,560,073
     Income taxes payable.......................................                        0                  3,734,234
                                                                             ------------               ------------
           Total current liabilities............................               25,669,972                 46,408,139
Long term liabilities:
     Bonds payable..............................................               50,000,000                 50,000,000
     Deferred income taxes......................................                7,922,227                 15,342,435
                                                                             ------------               ------------
          Total liabilities.....................................               83,592,199                111,750,574
                                                                             ------------               ------------

Minority interest in subsidiary                                                         0                    160,000
                                                                             ------------               ------------
Stockholders' equity:
     Common stock, par value $.01 per share,
        200,000,000 shares authorized; 39,446,644 shares
        issued in 2001 and 2000.................................                  394,466                    394,466
     Additional paid-in capital.................................               96,386,734                 96,707,263
     Accumulated other comprehensive income.....................                7,207,989                 19,870,288
     Retained earnings..........................................              346,450,459                332,905,389
        Less treasury stock at cost: 860,322 and 733,192
         shares in 2001 and 2000, respectively..................              (17,823,373)               (15,451,975)
                                                                             ------------               ------------
     Total stockholders' equity.................................              432,616,275                434,425,431
                                                                             ------------               ------------
                                                                             $516,208,474               $546,336,005
                                                                             ============               ============

                                         See notes to condensed financial statements

                                 ADTRAN, INC.
                        CONDENSED STATEMENTS OF INCOME

                                  (Unaudited)


                                                              Three Months Ended                     Nine Months Ended
                                                                 September 30,                          September 30,
                                                            2001               2000                2001                2000
                                                        ------------       ------------        ------------        ------------
Sales.................................................  $95,513,062         $127,276,696       $297,986,682        $341,193,702
Cost of sales.........................................   53,114,239           61,323,706        164,594,872         159,165,772
                                                        -----------         ------------       ------------        ------------

          Gross profit................................   42,398,823           65,952,990        133,391,810         182,027,930

Selling, general and administrative expenses..........   22,120,077           22,968,133         73,022,848          63,068,043
Research and development expenses.....................   15,180,334           12,766,314         44,954,097          37,022,104
                                                        -----------         ------------       ------------        ------------

          Operating income............................    5,098,412           30,218,543         15,414,865          81,937,783

Interest expense......................................     (461,458)            (589,000)        (1,443,654)         (1,741,667)
Other income, net.....................................    1,758,025            2,797,520          5,447,036           5,932,258
Net realized investment gains.........................            0           84,040,125                  0          84,040,125
                                                        -----------         ------------       ------------        ------------

Income before income taxes............................    6,394,979          116,467,188         19,418,247         170,168,499
Provision for income taxes............................   (1,445,265)         (39,598,846)        (5,873,176)        (57,857,532)
                                                        -----------         ------------       ------------        ------------


          Net income..................................  $ 4,949,714         $ 76,868,342       $ 13,545,071        $112,310,967
                                                        ===========         ============       ============        ============

Weighted average shares outstanding...................   38,639,907          38,690,560          38,656,006          38,633,914
                                                        ===========         ===========        ============        ============

Weighted average shares outstanding assuming
 dilution (1).........................................   38,679,763           39,748,566         38,764,304          39,827,843
                                                        ===========         ============       ============        ============

Earnings per common share - basic.....................  $       .13         $       1.99       $        .35        $       2.91
                                                        ===========         ============       ============        ============

Earnings per common share assuming-dilution (1).......  $       .13         $       1.93       $        .35        $       2.82
                                                        ===========         ============       ============        ============

(1) Assumes exercise of dilutive stock options calculated under the treasury stock method

                             See notes to condensed financial statements

                                   ADTRAN, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                      Nine Months Ended
                                                                                         September 30,
                                                                                2001                         2000
                                                                            ------------                 -------------
Cash flows from operating activities:
     Net income...................................................          $ 13,545,071                 $ 112,310,967
     Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation..............................................            12,489,306                     9,536,588
        Gain on sale of property, plant and equipment.............                    --                          (830)
        Loss on sale of short-term investments....................               145,736                       134,847
        Gain on sale of long-term investments.....................                    --                   (85,368,216)
        Change in operating assets and liabilities:
             Accounts receivable..................................            16,942,254                   (20,140,805)
             Inventory............................................            17,120,909                   (26,762,477)
             Other receivables....................................            28,220,712                    (7,355,217)
             Prepaid expenses and other assets....................               603,865                    (3,466,177)
             Accounts payable.....................................           (18,340,755)                   14,209,349
             Income taxes payable.................................            (3,734,234)                   23,630,263
             Accrued expenses.....................................             1,336,822                     3,316,079
                                                                            ------------                 -------------

     Net cash provided by operating activities....................            68,329,686                    20,044,371
                                                                            ------------                 -------------

Cash flows from investing activities:
     Expenditures for property, plant and equipment...............           (11,415,032)                  (27,089,785)
     Proceeds from sales of short-term investments................            83,483,545                    50,907,900
     Purchases of short-term investments..........................           (35,956,805)                 (162,843,646)
     Proceeds from sales of long-term investments.................            28,135,929                    87,194,072
     Purchases of long-term investments...........................           (50,711,327)                   (5,763,409)
                                                                            ------------                 -------------
     Net cash provided by (used in) investing activities..........            13,536,310                   (57,594,868)
                                                                            ------------                 -------------

Cash flows from financing activities:
     Purchase of treasury stock...................................            (2,955,575)                           --
     Proceeds from issuance of common stock.......................               263,648                     6,580,979
                                                                            ------------                 -------------

     Net cash provided by (used in) financing activities..........           (2,691,927)                     6,580,979
                                                                            ------------                 -------------

     Net increase (decrease) in cash and cash equivalents.........            79,174,069                   (30,969,518)

Cash and cash equivalents, beginning of period....................            27,971,313                    37,500,674
                                                                            ------------                 -------------

Cash and cash equivalents, end of period..........................          $107,145,382                 $   6,531,156
                                                                            ============                 =============

                          See notes to condensed financial statements

                                 ADTRAN, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (Unaudited)



1. BASIS OF PRESENTATION

The interim condensed balance sheet of ADTRAN, Inc. ("ADTRAN") at September 30, 2001 has been derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The accompanying unaudited condensed financial statements of ADTRAN have been prepared pursuant to the rules and regulations for reporting on Quarterly Reports on Form 10-Q. Accordingly, certain information and notes required by generally accepted accounting principles for complete financial statements are not included herein. In the opinion of management, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected to occur for the year ending December 31, 2001. The interim statements should be read in conjunction with the financial statements and notes thereto included in ADTRAN's latest Annual Report on Form 10-K.

2. INVENTORY

At September 30, 2001 and December 31, 2000, inventory consisted of the following:

                                                                  September 30,          December 31,
                                                                      2001                  2000
                                                                  -------------          ------------

Raw materials                                                      $44,694,570             $50,011,508
Work in progress                                                     7,223,169              12,606,275
Finished goods                                                      20,214,081              26,634,946
                                                                   -----------             -----------
                                                                   $72,131,820             $89,252,729
                                                                   ===========             ===========



3. COMPREHENSIVE INCOME

Comprehensive income consists of net income and unrealized gains and losses on marketable securities, net of deferred taxes. Comprehensive income of $20,753,060 at September 30, 2001, consists of net income of $13,545,071 and unrealized gains on marketable securities of $7,207,989 (net of deferred tax of $3,805,999). Comprehensive income of $140,672,549 at December 31, 2000, consists of net income of $120,802,261 and unrealized gains on marketable securities of $19,870,288 (net of deferred tax of $11,645,134).

4. EARNINGS PER SHARE

A summary of the calculation of basic and diluted earnings per share (EPS) for the three months and nine months ended September 30, 2001 and 2000 is as follows:

                                                          For the Three Months Ended September 30, 2001
                                                   ----------------------------------------------------------
                                                     Income               Shares              Per-Share
                                                   (Numerator)         (Denominator)           Amount
Basic EPS
Income available to common stockholders                $4,949,714           38,639,907                 $0.13

Effect of Dilutive Securities
Stock Options                                                                   39,856

Diluted EPS
Income available to common stockholders
  Plus assumed conversions                             $4,949,714           38,679,763                 $0.13

                                                          For the Nine Months Ended September 30, 2001
                                                   -----------------------------------------------------------
                                                        Income               Shares                Per-Share
                                                      (Numerator)         (Denominator)              Amount

Basic EPS
Income available to common stockholders               $13,545,071           38,656,006                 $0.35

Effect of Dilutive Securities
Stock Options                                                                  108,298

Diluted EPS
Income available to common stockholders
  Plus assumed conversions                            $13,545,071           38,764,304                 $0.35


Earnings Per Share (continued)

                                                       For the Three Months Ended September 30, 2000
                                                   -----------------------------------------------------

                                                     Income               Shares              Per-Share
                                                   (Numerator)         (Denominator)            Amount

Basic EPS
Income available to common stockholders            $76,868,342           38,690,560             $1.99

Effect of Dilutive Securities
Stock Options                                                             1,058,006

Diluted EPS
Income available to common stockholders
  Plus assumed conversions                         $76,868,342           39,748,566             $1.93

                                                       For the Nine Months Ended September 30, 2000
                                                   -----------------------------------------------------

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

5. Segment Information

ADTRAN operates two reportable segments - (1) the Carrier Network Division and
(2) the Enterprise Network Division. We evaluate the performance of our segments based on gross profit; therefore, selling, general and administrative costs, as well as research and development, interest income/expense, and provision for income taxes are reported on an entity wide basis only. There are no inter-segment revenues.

The table below presents information about the reported sales and gross profit of ADTRAN's segments for the three months and nine months ended September 30, 2001 and 2000. Asset information by reportable segment is not reported, since ADTRAN does not produce such information internally.

                                       Three Months Ended                            Nine Months Ended
                                       September 30, 2001                            September 30, 2001

                                   Sales              Gross Profit                 Sales          Gross Profit
                               ------------           ------------             ------------       ------------

Carrier Network                $ 55,813,387            $21,353,729             $185,283,724       $ 73,588,743
Enterprise Network               39,699,675             21,045,094              112,702,958         59,803,067
                               ------------            -----------             ------------       ------------
     Total                     $ 95,513,062            $42,398,823             $297,986,682       $133,391,810
                               ============            ===========             ============       ============


                                       Three Months Ended                              Nine Months Ended
                                       September 30, 2000                              September 30, 2000

                                   Sales               Gross Profit                Sales          Gross Profit
                               -------------           ------------            ------------       -------------

Carrier Network                $ 79,911,989            $38,846,847             $224,501,259       $115,269,078
Enterprise Network               47,364,707             27,106,143              116,692,443         66,758,852
                               ------------            -----------             ------------       ------------
    Total                      $127,276,696            $65,952,990             $341,193,702       $182,027,930
                               ============            ===========             ============       ============



The following table presents sales information by geographic area for the three months and nine months ended September 30, 2001 and 2000.

                                       Three Months Ended                            Nine Months Ended
                              September 30,           September 30,         September 30,          September 30,
                                   2001                   2000                   2001                   2000
                              -------------           -------------         -------------          -------------

United States                   $88,662,414           $123,061,429           $285,368,513           $331,772,796
Foreign                           6,850,648              4,215,267             12,618,169              9,420,906
                                -----------           ------------           ------------           ------------
    Total                       $95,513,062           $127,276,696           $297,986,682           $341,193,702
                                ===========           ============           ============           ============

6. RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, which has an effective date of June 30, 2001 for all business combinations initiated after this date. This statement supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. This statement requires all business combinations within the scope of the Statement to be accounted for using the purchase method of accounting. For business combinations completed prior to June 30, 2001, the statement requires companies to recognize intangible assets apart from goodwill and expand the disclosures about assets acquired and liabilities assumed. The impact of SFAS No. 141 on the financial statements is not expected to be material.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets, which has an effective date starting with fiscal years beginning after December 15, 2001. This statement supersedes APB Opinion No. 17, Intangible Assets. This statement addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Goodwill will cease to be amortized upon the implementation of the statement and companies will test goodwill at least annually for impairment. The impact of SFAS No. 142 on the financial statements is not expected to be material.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations ("ARO"), which has an effective date for financial statements for fiscal years beginning after June 15, 2002. This statement addresses the diversity in practice for recognizing asset retirement obligations and requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an ARO, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The impact of SEAS No. 143 is not expected to be material to the Company's financial statements.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which has an effective date for financial statements for fiscal years beginning after December 15, 2001. This statement, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, this statement expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The impact of SFAS No. 144 is not expected to be material to the Company's financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

OVERVIEW

ADTRAN designs, develops, manufactures, markets and services a broad range of high speed digital transmission products utilized by providers of telecommunications services (serviced by ADTRAN's Carrier Networks Division or
CN) and corporate end-users (serviced by ADTRAN's Enterprise Networks Division or EN) to implement advanced digital data services over existing telephone networks. We currently sell our products to a large number of carriers, including all RBOCs, and to private and public enterprises worldwide. Although sales have not increased in this year due to an overall downturn in the telecommunications market, we have protected revenue by maintaining our strategy of increasing unit volume and market share through the introduction of succeeding generations of products having lower selling prices and increased functionality as compared both to the prior generation of a product and to the products of competitors. An important part of ADTRAN's strategy is to engineer the reduction of the product cost of each succeeding product generation and then to lower the product's price based on the cost savings achieved. As a part of this strategy, we seek in most instances to be a low-cost, high-quality provider of products in our markets. ADTRAN's success to-date is attributable in large measure to our ability to design our products initially with a view to their subsequent re-design, allowing both increased functionality and reduced manufacturing costs in each succeeding product generation. This strategy enables ADTRAN to sell succeeding generations of products to existing customers while increasing our market share by selling these enhanced products to new customers.

Our operating results have fluctuated on a quarterly basis in the past, and operating results may vary significantly in future periods due to a number of factors. We operate with very little order backlog. A substantial majority of our sales in each quarter results from orders booked in that quarter and firm purchase orders released in that quarter by customers under agreements containing non-binding purchase commitments. Furthermore, a majority of customers typically require prompt delivery of products. This results in a limited backlog of orders for these products and requires us to maintain sufficient inventory levels to satisfy anticipated customer demand. If near-term demand for ADTRAN's products declines, or if potential sales in any quarter do not occur as anticipated, our financial results could be adversely affected. Operating expenses are relatively fixed in the short term; therefore, a shortfall in quarterly revenues could impact ADTRAN's financial results significantly in a given quarter. Further, maintaining sufficient inventory levels to assure prompt delivery of our products increases the amount of inventory which may become obsolete and increases the risk that the obsolescence of such inventory may have an adverse effect on our business and operating results.

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

RESULTS OF OPERATIONS - THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000

SALES
ADTRAN's sales decreased 25.0% from $127,276,696 in the three months ended September 30, 2000 to $95,513,062 in the three months ended September 30, 2001. Sales decreased 12.7% from $341,193,702 in the nine months ended September 30, 2000 to $297,986,682 in the nine months ended September 30, 2001. The decrease in sales for the three months and nine months ended September 30, 2001, is attributable to two factors: (i) the lowering of HDSL product prices in the second half of 2000 and (ii) the market wide slow down in the telecommunications industry. Carrier Network sales decreased from $79,911,989 in the three months ended September 30, 2000 to $55,813,387 in the three months ended September 30, 2001 and decreased from $224,501,259 in the nine months ended September 30, 2000 to $185,283,724 in the nine months ended September 30, 2001. Carrier Network sales as a percentage of total sales decreased from 62.8% in the three months ended September 30, 2000 to 58.4% in the three months ended September 30, 2001 and decreased from 65.8% in the nine months ended September 30, 2000 to 62.2% in the nine months ended September 30, 2001. Sales of Enterprise Network products decreased from $47,364,707 in the three months ended September 30, 2000 to $39,699,675 in the three months ended September 30, 2001. Sales of Enterprise Network products decreased from $116,692,443 in the nine months ended September 30, 2000 to $112,702,958 in the nine months ended September 30, 2001. As a percentage of sales, Enterprise Network sales increased from 37.2% in the three months ended September 30, 2000 to 41.6% in the three months ended September 30, 2001 and increased from 34.2% in the nine months ended September 30, 2000 to 37.8% in the nine months ended September 30, 2001.

COST OF SALES
Cost of sales decreased 13.4% from $61,323,706 in the three months ended September 30, 2000 to $53,114,239 in the three months ended September 30, 2001 and increased 3.4% from $159,165,772 in the nine months ended September 30, 2000 to $164,594,872 in the nine months ended September 30, 2001. The cost of sales decrease quarter over quarter is directly related to the difference in third quarter revenues in each period. The increase in cost of sales for the nine months ended September 30, 2001 over the nine months ended September 30, 2000, is attributable to the timing of product price reductions as compared to product cost savings. As a percentage of sales, cost of sales increased from 48.2% in the three months ended September 30, 2000 to 55.6% in the three months ended September 30, 2001 and increased from 46.6% in the nine months ended September 30, 2000 to 55.2% in the nine months ended September 30, 2001. An important part of ADTRAN's strategy is to reduce the product cost of each succeeding product generation and then to lower the product's price based on the cost savings achieved. This strategy, as described above, sometimes results in variations in ADTRAN's gross profit margin due to timing differences between the recognition of cost reductions and the lowering of product selling prices. In view of the rapid pace of new product introductions by ADTRAN, this strategy may result in variations in gross profit margins that, for any particular financial period, can be difficult to predict.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses remained relatively unchanged from $22,968,133 in the three months ended September 30, 2000 to $22,120,077 in the three months ended September 30, 2001 and increased 15.8% from $63,068,043 in the nine months ended September 30, 2000 to $73,022,848 in the nine months ended September 30, 2001. Beginning in mid year 2000, ADTRAN increased expenditures for the expansion of our infrastructure in both sales and support personnel in an effort to expand our customer base and for increased initiatives in the EN and international markets. Selling, general and administrative expenses as a percentage of sales increased from 18.0% in the three months ended September 30, 2000 to 23.2% in the three months ended September 30, 2001 and increased from 18.5% in the nine months ended September 30, 2000 to 24.5% in the nine months ended September 30, 2001. Selling, general and administrative expenses as a percent of sales will fluctuate whenever there is significant fluctuation in revenues in periods being compared.

RESEARCH AND DEVELOPMENT EXPENSES
Research and development expenses increased 18.9% from $12,766,314 in the three months ended September 30, 2000 to $15,180,334 in the three months ended September 30, 2001 and increased 21.4% from $37,022,104 in the nine months ended September 30, 2000 to $44,954,097 in the nine months ended September 30, 2001. ADTRAN continually evaluates new product opportunities and engages in intensive research and product development efforts. To date, ADTRAN has expensed all product research and development costs as incurred. As a result, ADTRAN may incur significant research and development expenses prior to the receipt of revenues from a major new product group. As a percentage of sales, research and development expenses increased from 10.0% in the three months ended September 30, 2000 to 15.9% in the three months ended September 30, 2001 and increased from 10.9% in the nine months ended September 30, 2000 to 15.1% in the nine months ended September 30, 2001. ADTRAN will continue to incur research and development expenses in connection with its new products and its expansion into international markets. Research and development expenses as a percent of sales will fluctuate whenever there is a significant fluctuation in revenues in periods being compared.

INTEREST EXPENSE
Interest expense decreased 21.7% from $589,000 for the three months ended September 30, 2000 to $461,458 in the three months ended September 30, 2001 and decreased 17.1% from $1,741,667 in the nine months ended September 30, 2000 to $1,443,653 in the nine months ended September 30, 2001.

OTHER INCOME
Other income decreased 37.2% from $2,797,520 for the three months ended September 30, 2000 to $1,758,025 in the three months ended September 30, 2001 and remained relatively unchanged from $5,932,258 in the nine months ended September 30, 2000 to $5,447,036 in the nine months ended September 30, 2001.

INCOME TAXES
We have reduced our projected annual tax rate from 34% to 28% because we expect the lower rate to be the rate applicable to the net income estimated for 2001. This change resulted in an additional $.02 of third quarter 2001 earnings per share. In addition, we anticipate a further reduction of tax liability because we expect to be entitled to substantial refunds for taxes paid in prior years (particularly capital gains taxes) and future research and development tax credits. Income taxes (net of taxes on realized investment gains in the year 2000 of $28,573,645) decreased 86.9% from $11,025,201 for the three months ended September 30, 2000 to $1,445,265 in the three months ended September 30, 2001 and decreased 79.9% from $29,283,887 for the nine months ended September 30, 2000 to $5,873,176 in the nine months ended September 30, 2001. The decrease in income taxes results primarily from the difference in net income in each period.

NET INCOME
As a result of the above factors, income before realized investment gains (net of income taxes in the year 2000) decreased 76.9% from $21,401,862 in the three months ended September 30, 2000 to $4,949,714 in the three months ended September 30, 2001 and decreased 76.2% from $56,844,727 in the nine months ended September 30, 2000 to $13,545,071 in the nine months ended September 30, 2001. As a percentage of sales, income before realized investments gains (net of income taxes in the year 2000) decreased from 16.8% in the three months ended September 30, 2000 to 5.2% in the three months ended September 30, 2001 and decreased from 16.7% in the nine months ended September 30, 2000 to 4.5% in the nine months ended September 30, 2001.

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

ADTRAN's working capital position decreased 4.3% from $257,636,000 as of December 31, 2000 to $246,501,000 as of September 30, 2001. Accounts receivables and other receivables decreased 20.6% and 78.7%, respectively from December 31, 2000 to September 30, 2001. Accounts payable decreased 53.8% from December 31, 2000 to September 30, 2001. These decreases are directly related to the overall industry slow down and the consolidation of our subcontractors. ADTRAN has used, and expects to continue to use, the cash generated from operations for working capital and other general corporate purposes, including
(i) product development activities to enhance its existing products and develop new products and (ii) expansion of sales and marketing activities. Inventory decreased 19.2% from December 31, 2000 to September 30, 2001. The decrease in inventory is attributable to management's continued efforts to streamline our production process and focus on manufacturing velocity.

On March 31, 1997, the Board of Directors authorized ADTRAN to re-purchase up to 1,000,000 shares of our outstanding common stock. In October 1998, the Board approved the re-purchase of an additional 2,000,000 shares. As of September 30, 2001, we had re-purchased 1,276,417 shares of our common stock at a total cost of $26,568,000.

Capital expenditures totaling $27,090,000 in the nine months ended September 30, 2000 and $11,415,000 in the first nine months of 2001 were used to expand our headquarters and to purchase equipment.

At September 30, 2001, ADTRAN's cash on hand of $107,145,382 and short-term investments of $12,161,842 placed our potential cash availability at $119,307,224. At December 31, 2000, cash on hand was $27,971,313 and short-term investments were $60,286,332 which placed our potential cash availability at $88,257,645.

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

     (a) No reports on Form 8-K were filed during the quarter ended September 30, 2001.

                             SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               ADTRAN, INC.
                               (Registrant)



Date:  November 13, 2001       /s/ John R. Cooper
                               ------------------
                               John R. Cooper
                               Senior Vice President - Finance and
                               Chief Financial Officer