Form 10-K405
period 2001-12-31
ADTRAN INC
filed 2002-03-29
CIK 926282

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2001

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the Transition Period from ___ to ___

                         Commission file number 0-24612

                                  ADTRAN, Inc.
             (Exact name of registrant as specified in its charter)

       Delaware                                              63-0918200
      (State of Incorporation)                            (I.R.S.Employer
                                                      (Identification Number)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the registrant's outstanding common stock held by non-affiliates of the registrant on March 1, 2002 was $537,763,390 based on a closing market price of $25.40 as quoted on the Nasdaq National Market. There were 39,197,322 shares of common stock outstanding as of March 1, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on April 16, 2002 are incorporated herein by reference in Part III.

                                  ADTRAN, Inc.
                           Annual Report on Form 10-K
                   For the Fiscal Year Ended December 31, 2001

                               Table of Contents
                               -----------------

  Item                                                                                              Page
Number                                                                                            Number
                                                 PART I

1.     Business.......................................................................................1

2.     Properties....................................................................................12

3.     Legal Proceedings.............................................................................12

4.     Submission of Matters to a Vote of Security Holders...........................................13

4A.    Executive Officers of the Registrant..........................................................13

                                                 PART II

5.     Market for the Registrant's Common Equity and Related Stockholder Matters.....................15

6.     Selected Financial Data.......................................................................16

7.     Management's Discussion and Analysis of Financial Condition and Results of Operations.........17

7A.    Quantitative and Qualitative Disclosures About Market Risk....................................21

8.     Financial Statements and Supplementary Data...................................................21

9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........37

                                                PART III

10.    Directors and Executive Officers of the Registrant............................................37

11.    Executive Compensation........................................................................37

12.    Security Ownership of Certain Beneficial Owners and Management................................37

13.    Certain Relationships and Related Transactions................................................37

                                                 PART IV

14.     Exhibits, Financial Statements, Financial Statement Schedules, and Reports on Form 8-K.......38

                                                            SIGNATURES...............................40

                                                     INDEX OF EXHIBITS...............................42

                                     PART I

ITEM 1.  BUSINESS
--------------------------------------------------------------------------------

OVERVIEW

ADTRAN, Inc. designs, develops, manufactures, markets and services a broad range of high-speed network access products utilized by providers of telecommunications services (serviced by ADTRAN's Carrier Networks division or CN) and corporate end-users (serviced by ADTRAN's Enterprise Networks division or EN) to implement advanced digital data services over public and private networks. These customers use our products to implement high-speed voice and data communications over copper and fiber network infrastructures. Our company was incorporated under the laws of Delaware in November 1985 and commenced operations in January 1986.

Customers. Our Carrier Networks customers include all of the major domestic Incumbent Local Exchange Carriers (ILECs); large independent carriers; a growing number of successful Competitive Service Providers (CSPs); as well as primary telecom service providers and competitive carriers in other regions of the world. Our global markets include China, Europe, Canada, Latin America and Australia. Our Enterprise Networks customers include private and public enterprises worldwide in numerous vertical industries. We market our products and services using a direct sales force complemented by an extensive network of technology distributors and resellers.

Products. We offer more than 500 products built around a set of core technologies, and developed to address high-speed digital communications over the last mile of the Local Loop. The Local Loop is the large existing infrastructure of the telephone network that connects end users to a service provider's Central Office, the facility that provides the local switching and distribution functions. The Local Loop consists of both fiber and copper wireline, although it is predominantly copper. Our technologies are deployed in over three million Local Loops worldwide.

Our products address two market segments: (i) CN products for use in the service provider's Local Loop, including Central Office, remote terminal and customer premises, and (ii) EN products for use at enterprise headquarters, remote offices and telecommuting locations. Our business is arranged with two divisions, the Carrier Networks and Enterprise Networks divisions, to enable us to quickly respond to the needs of these two important market segments. In 2001, sales of CN products accounted for 62% of revenue, and EN products accounted for 38%.

The main product lines for the CN division include the Total Access(R) System and HDSL/HDSL2/HDSL4 transport technologies. The Total Access System is a distributed access solution that includes broadband and narrowband access platforms, outside plant access terminals, voice concentrators, and system management and professional services. Our HDSL/HDSL2/HDSL4 products offer four-wire and two-wire transport of voice and data over T1 facilities at extended distances with less engineering. These products are in addition to a comprehensive line of plug-in transmission, repeater, extension and termination devices for T1, Frame Relay, Integrated Services Digital Network (ISDN) and Digital Data Service (DDS) services.

The EN division provides product line solutions for wide area connectivity across today's diverse communications networks and technologies. We sell a broad range of products for voice, data, video, and Internet applications across fiber, T3, T1, E1, wireless T1/E1, ATM, Frame Relay, SHDSL, Virtual Private Network (VPN), SDSL, HDSL, HDSL2, ISDN and DDS. Key product lines include the ATLAS(TM) Series of Integrated Access Devices, the NetVanta(TM) Series of VPN networking devices, the TSU series of T1 Services Units, the IQ(TM) Series of Frame Relay Performance Monitoring devices, the ISU Series of ISDN Service Units, the TRACER Series of wireless products and the DSU Series of DDS Service Units.

Market Trends. Demand for both CN and EN products is being driven by Internet access, Small Office/Home Office (SOHO) users, video delivery, on-line data services, and other applications. All of these require the speed, reliability and low cost of digital transmission. Some service providers have begun efforts to replace the copper wireline network between Central Offices with a means for high-speed digital transmission. However, due to the huge investment required to replace copper in the Local Loop, it remains predominantly copper wireline. This situation has created a great opportunity for our company because we develop products that enable the Local Loop to provide digital transmission using existing copper.

Additionally, demand for newer digital delivery technologies has resulted in expansion of our product lines. These technologies are experiencing rapid growth, including High-Bit-Rate Digital Subscriber Line (HDSL), Symmetrical High-Bit-Rate Digital Subscriber Line, also known as SHDSL, Asymmetrical High-Bit-Rate Digital Subscriber Line (ADSL) and ATM. Numerous higher-speed digital technologies are under development, including additional versions of DSL, and solutions for serving the last mile using fiber access products.

Product Development Strategy. Our core competency lies in our expertise in the development of advanced digital transmission and network access technology. Historically, we have designed products to increase transmission speeds, extend distances, and optimize the capacity of the existing infrastructure. Continuing this tradition, our current product development includes the creation of products that are systems-based and support higher speed digital technologies in comprehensive packaged solutions.

For example, we are now producing the Total Access System - a distributed access solution that includes carrier-class broadband and narrowband multiservice access platforms, TDM- and ATM-based Integrated Access Devices (IADs), and GR-303 concentrators. Total Access promotes strategic network planning and leverages customer investment with the latest copper-saving technologies. This product line also includes system management and professional services.

In developing our product families, we have continuously improved our design, purchasing and production processes to lower product costs. This results in our ability to provide improved products at lower prices to our customers. Therefore, we believe we are a leading provider of Local Loop and Central Office digital transmission products to services providers.

The innovative signaling technique used in Total Reach(R) has enabled us to sustain a strong price and performance advantage. We pioneered the use of narrowband two-wire technologies in the mid-1990's with our Total Reach DDS and ISDN range extension products. Still in high demand, Total Reach products contributed approximately 11% to 2001 revenue. That signaling technique has been modified and adopted for newer T1 transports, such as HDSL2, SHDSL, and HDSL4. As a result, HDSL2 is the first two-wire standard for T1 facilities. We were the first to market with a standards-compliant product in late 1999. That product began shipping in volume in 2000.

We are leading the industry's newest DSL technology, SHDSL. We were one of the first to develop a standards-compliant SHDSL chip, and the first to introduce a SHDSL deployment solution using the Total Access System. SHDSL has strong implications in international markets as well. Standardized by both U.S. and international committees, SHDSL represents the first true global symmetric
DSL standard.

Continuing the tradition as the industry leader, we are significantly diversifying our product lines. We are currently developing products to satisfy emerging demand for Internet Protocol (IP) and softswitch network architectures. New products under development include VPN tunneling devices and traffic shaping devices.

BUSINESS STRATEGY

Our business objective is to enhance our position as a leading provider of digital transmission products for the Local Loop with a strategic focus on network access. To achieve this objective, we have adopted the following strategies:

Expand Product Offerings. We are expanding our product line to offer our customers more comprehensive systems solutions and a migration path from circuit-switched technologies to next-generation packet-switched technologies. We are also offering products focused on addressing the challenges brought about by a competitive service environment.

..    We are continuing to develop the Total Access System. A complete solution ranging from planning to professional services, Total Access enables carriers to work with a single vendor for integrated services. This systems approach offers advantages such as flexible services, more network interface options, increased bandwidth, centralized network management, voice and data convergence, single-vendor support and training, and easier technology migration.

..    We have expanded into new product areas that allow carriers to handle both analog and digital traffic. This enables them to migrate the Local Loop from analog to digital without additional capital expenditure.

..    We are also continuing to develop new products that address the needs of the competitive service environment. As deregulation occurs, and new players continually enter the arena, service providers must manage ever-increasing network traffic, while keeping associated costs in check. Our solutions in this area include products to converge voice and data onto common circuits, such as Digital Subscriber Line Access Multiplexers (DSLAMs) and IADs. Both of these devices play an important part in the deployment of Voice over DSL and other next-generation voice and data transports. Other products address the migration from four-wire to two-wire networks-a technique many carriers are using to capitalize on existing copper in both narrowband and broadband applications.

Capitalize on Existing Market Leadership Positions. We intend to maintain our market leadership positions in both Carrier and Enterprise markets. Our dedicated engineering organization focuses on applying successful technologies to new applications, and on developing new technologies to meet emerging market trends. Through in-house silicon development and engineering efficiency, we have consistently improved product performance while reducing costs, leading to gains in market share. We will continue to develop innovative new products, and redesign existing products in order to reduce costs and cycle times. By focusing on these efforts, we believe we will continue to be a leading low-cost provider to the industry. We believe that maintaining our leadership in technology for high-speed digital transmission over copper wire is critical to our ability to build and maintain strong relationships with incumbent and competitive carriers, as well as enterprise users, and to achieve leadership in new markets.

Expand Sales Channels to Drive Market Penetration. We are working to increase customer adoption of our products by enhancing the capabilities of both our direct and indirect sales force. By reinforcing the existing strong channels we have today and with the introduction of new international channels, we expect to develop new markets and increase market penetration in existing markets in the coming year.

PRODUCTS

CN Products. Systems solutions and DSL technologies make up the core of our CN product offering. We are the industry's leading HDSL/HDSL2 product supplier, with equipment in use by a majority of ILECs and numerous other service providers. We are also a leader in the development of the next generation of DSL transport products, known as SHDSL and HDSL4. Having assumed a leadership role with the governing standards bodies that defined these important advancements, our in-depth understanding of these technologies enabled us to produce the industry's first SHDSL chip set in a joint development effort with Infineon Technologies AG and to achieve volume production with the world's first HDSL4 chip in the fourth quarter of 2001. These products are vital to carriers who deploy them widely to service business users needing broadband connectivity.

We were the first equipment provider to develop our own low-cost chip sets implementing HDSL2 and SHDSL. We believe we are still the sole equipment provider to do so. We believe this is a sustainable competitive advantage moving forward. Our engineers continue to provide timely technical advances through their effective development process, and our in-house integrated circuit expertise allows us to deliver highly competitive products with industry-leading cost positions.

Our Total Access System provides a powerful broadband solution for carrier networks. It includes critical equipment that connects expensive network infrastructure to the revenue source. Our Total Access System product line was strengthened in 2001 by the announcement of significant additions. Each addition plays a strategic role in the deployment of today's efficient distributed access business mode. They address strong demand for new capabilities in Local Loop access platforms, serving Digital Loop Carrier (DLC) systems, DSLAM's voice concentrators, fiber distribution platforms, Voice over DSL deployment systems, and centralized network management systems. These and other high-growth applications will continue to drive sales of the Total Access System. Installed at the Central Office or in a remote terminal, Total Access connects to network backbones ranging from T1 to fiber, and enables deployment of the widest range of voice and data services.

In 2001, we released a complementary fiber-based product within the Total Access System focused on the last mile of the Local Loop, the Total Access OPTI-3. The latest addition to the Total Access System product line, OPTI-3 is a cost-effective, fiber-based DS3 delivery solution. The OPTI-3 is approximately one-half the price and one-fourth the size of the traditional SONET ADM equipment currently used for these service offerings.

Our Total Reach family of products uses our technology to extend digital services over one twisted pair of copper wires. Total Reach addresses some of the major challenges associated with 64 kilobits per second Frame Relay service deployment. These problems include copper pair availability, extensive engineering for repeaters, and apparatus cases required for lengthy installs, bridged tap determination and removal efforts, and power requirements.

EN Products. Many of our original EN products evolved from technologies developed for our CN product lines. Today, some of the technologies being developed by our EN division have application in CN markets as well. Frequently, we are able to realize a competitive advantage in the marketplace by leveraging product development efforts and expertise across our two divisions. Our goal is to deliver customer premises-based Wide Area Network (WAN) Access solutions for small and medium businesses around the world.

The products we produce provide connectivity over all popular topologies at a variety of rates. Access speeds supported include 56/64K, T1, E1, T3, fiber and wireless. Product solutions range from simple CSUs (Channel Service Units) and CSU/DSUs (Data Service Units), to IADs, routers, multiplexers and other product types, all designed to connect the user's equipment - telephones, PBX's, routers, LAN-based equipment, video-conferencing gear, etc. - to the wide area network. Functionality ranges from low-cost, unmanaged devices to modular, remotely-manageable devices. A variety of dial backup options are offered on a number of platforms.

The ATLAS Series, introduced in late 1997, has proven effective as a central site solution for the enterprise dealing with remote connectivity issues involving one or more different types of service technologies. A single ATLAS device can handle voice, data and video signals, and is often used to consolidate traffic and reduce monthly telecommunications costs. An ATLAS unit, combined with one of our access devices at the remote end, provides a complete connectivity solution for virtually any enterprise network.

The ATLAS Series now includes the 550, 800, 800 PLUS, 810 PLUS (multinational) and 890. Members of the ATLAS Series are classified as IADs, and essentially function as bandwidth managers, ISDN access switches, remote access concentrators, digital cross-connect systems, wide area emulators, routers, dial backup solutions and Frame Relay switches, all in one. The ATLAS 550, a lower-cost, lower-capacity version of the ATLAS 800, is a mid-sized platform for migrating TDM-based networks to packet technologies such as voice over IP and ATM.

The IAD is an essential component in converged network architectures, especially in Voice over DSL applications. To address this growing need, we have added the Total Access Series of IADs to our EN product lineup. The typical Voice over DSL model requires interoperability between an IAD, voice gateway, and DSLAM. We have established interoperability with leading third-party voice gateways and DSLAMs, making Total Access IADs suitable for many network opportunities, including existing circuit-switched networks and newer packet-based networks. Many carriers and enterprise customers are updating the last-mile segment of their networks from narrowband technologies, such as DDS, ISDN, and T1, to broadband technologies such as T3 and fiber. We have enjoyed consistent success in the T3 enterprise market since the introduction of the T3SU 300(TM) termination device in 1998. Its innovative design ended the limitations found in many T3 termination devices; therefore, the T3SU 300 gained rapid market acceptance.

In late 2000, we entered the enterprise fiber market with two new optical transport products. The OCU 45(TM) (Optical Converter Unit) is used in applications where the customer seeks to connect copper-based buildings to fiber. The OSU 300(TM), also introduced late in 2000, is a competitively priced Optical Service Unit for terminating point-to-point fiber circuits. Built on the technologies of our highly successful T3SU 300, the OSU 300 handles both voice and data using a single device, eliminating excess equipment.

As the acknowledged market leader in CSU/DSUs for four consecutive years, we continue to provide a strong, broad offering of products in this important marketplace. Our first entry into this market was in 1997 when we introduced our IQ(TM) Series of DSUs and CSUs. The IQ Series allows network operators and service providers to monitor and ensure the quality of service delivered on Frame Relay circuits. In 2001, we enhanced the IQ Series with the introduction of the IQ 710. The IQ 710 monitors performance on Frame Relay circuits up through the application layer, classifying bandwidth consumption by specific users and applications.

Anticipating acceptance of IP based VPNs for corporate connectivity, we introduced the NetVanta 2000 Series of VPN/Firewall solutions in 2001. With individual products optimized for the mobile worker, remote office, and regional office/corporate headquarters, the NetVanta Series allows for secure communications over the Internet.

INTERNATIONAL MARKETS

We serve our international markets through a combination of direct sales and distribution arrangements. We have formed, and will continue to pursue, international distribution arrangements built upon core products and technologies developed in an effort to further our penetration into global markets.

While our complete line of international E1 and four-wire HDSL deployment products continue to constitute a large portion of our international sales, many of the domestic product advances made in 2001 have important implications for global markets. Two-wire transport that stretches infrastructure, fiber optics that increase bandwidth, and end-to-end system applications are in high demand in other countries, just as they are in the United States. The new two-wire SHDSL international transport standard is being rapidly accepted abroad.

The international version of the Total Access System offers global service providers many of the same powerful deployment options that United States carriers enjoy. The Total Access System provides full end-to-end solutions including management and control of many network elements from the Central Office to the terminating device at the customer premises. With a single platform to support both international and domestic customers, we should see greater economy of scale in the future, resulting in improved price and performance. Our international market potential is in the beginning stages of development and related sales are modest. See Note 9 to Notes to Financial Statements for sales information by geographic region.

RESEARCH AND PRODUCT DEVELOPMENT

Rapidly changing technology, evolving industry standards, and continuing improvement in telecommunications service offerings by common carriers characterize the markets for our products. Our continued ability to adapt to these changes and develop new and enhanced products is a significant factor in maintaining or improving our competitive position and our prospects for growth. Therefore, we continue to make significant investments in product development.

As of December 31, 2001, 376 engineers and engineering support personnel, comprising approximately 23% of our employees, carried out our product development programs. To date, all product development expenses have been charged to operations as incurred. From time to time, other firms under contract conduct development programs with us, and related costs are also charged to operations as incurred. During 2001, 2000 and 1999, product development expenditures totaled $58,935,000, $50,628,000, and $42,018,000, respectively.
Because our product development activities are an important part of our strategy and because of rapidly changing technology and evolving industry standards, we expect to spend more in product development activities in 2002 than we did in 2001.

Our product development group is organized into teams, each of which is effectively dedicated to a specific product line or lines. However, because we service each of the CN and EN markets, and because all of the products in each of the markets share certain similarities, the benefits of our product development efforts generally are not confined to a particular market, but can be leveraged to our advantage in all of our markets.

As of December 31, 2001, product development teams were assigned to the following product lines: CN Loop Technologies (DDS, ISDN, Total Reach DDS and ISDN, FT1, T1, E1, SHDSL, HDSL, HDSL2, HDSL4, ADSL, DS3 including M13 multiplexers and DS3 NIU, and PC board layout); CN Access Platforms (includes teams for Total Access DSLAM, Total Access EMS, Total Access Digital Loop Carrier and TDM Applications, Total Access Circuit to Packet Products, Total Access Optical Products, Mechanical Systems and Power Supplies) and EN Connectivity (includes teams for IADs, Packet Access Products, TDM Access Products, Fixed Broadband Wireless Products, Fiber Optic Products and International Products).

Engineering services and advanced technology groups provide support for all of the product development teams. Each team is generally responsible for sustaining technical support of existing products, improving the cost of manufacturing of products, conceiving new products in cooperation with other groups within our organization, and adapting standard products or technology under supply contracts to other firms.

In particular, each product development team is charged with implementing our engineering strategy of reducing product costs for each succeeding generation of our products in an effort to be a low-cost, high-quality provider in the industry, without compromising functionality or serviceability. This strategy has involved setting a price point for the next generation of any given product with the aim of meeting that price point through innovative engineering.

The key to this strategy is choosing an initial architecture for each product that enables engineering innovations to result in future cost reductions. Successful execution of this strategy also requires that we continue to attract and recruit outstanding engineers. The continued success of our employee recruiting program at universities throughout the Southeastern United States is critical to this effort.

The product development teams are supported by a research group that provides guidance in applicable digital signal processing technologies, computer simulation and modeling, CAD/CAM tool sets, custom semiconductor design and technological forecasting. As product and market opportunities arise, our organizational structure may be adjusted accordingly. Our development process is conducted in accordance with ISO 9001 and TL 9000, which are the international standards for quality management systems for design, manufacturing and service.

We believe that our success in the past has been dependent upon the ability of our engineering team to establish and maintain a position of product and technological leadership. Our success in the future will be equally dependent upon the evolution of new forms of existing products and the development of new products fulfilling the needs of current and future customers. Therefore, we will continue to make significant investments in product development.

CUSTOMERS

Our carrier customer base includes all of the major domestic ILECs, large independent carriers, a growing number of successful CSPs, as well as primary telecom service providers and competitive carriers in other regions of the world. These regions include: China, Europe, Canada, Latin America and Australia. Our enterprise customer base includes private and public enterprises worldwide in numerous vertical industries.

The major customers of ADTRAN include the following:

Alltel Corporation       Ingram Micro, Inc.        SBC Communications, Inc.
AT&T Corp.               WorldCom, Inc.            Sprint Corporation
BellSouth Corporation    Qwest Communications      Tech Data Corporation
Cisco Systems, Inc.          International, Inc.   Verizon Communications, Inc.

Historically, a large percentage of our sales (typically more than 50%) have been made to the Regional Bell Operating Companies (RBOCs) and major independent carriers. While these customers still comprise a large percent of our revenue source (59% in 2001), recent mergers and acquisitions have affected the mix. Verizon Communications, Inc. constituted approximately 19% of our revenue base in 2001. SBC Communications, Inc. accounted for 20% and Sprint Corporation accounted for 10% of our total sales in 2001. No other customer accounted for 10% or more of our sales in 2001.

Product approval must be obtained prior to selling products to RBOCs and other carriers. Therefore, we are involved in a constant process of submitting succeeding generations of products for approval. We must also submit products that deploy new technology or respond to a new technology demand from an RBOC or other carrier. We have been successful in the past in obtaining such approvals. However, we can not be certain that we will obtain such approvals in the future or that sales of such products will continue to occur. Further, any attempt by an RBOC or other carrier to seek out additional or alternative suppliers or to undertake, as permitted under applicable regulations, the production of such products internally could have a material adverse effect on our operating results.

MARKETING, SALES AND DISTRIBUTION

As of December 31, 2001, our marketing and sales programs were conducted by 275 employees. We sell CN products in the United States both indirectly and directly to the carriers through a field sales organization based in 39 locations in the United States. CN products are also sold in Canada through a subsidiary based in Montreal. The CN products are sold internationally through field sales offices and various distribution arrangements with a geographically dispersed set of distributors. The EN products, both domestically and internationally, are sold through a two-tiered network of distributors and resellers.

We have formed, and will continue to pursue, international distribution arrangements built upon core products and technologies we developed in an effort to further our penetration into international markets. Although the international market channel has not yet been fully developed and related revenue has been modest, we believe international markets present a significant opportunity for growth, and we continue to focus effort on positioning our company to take advantage of such opportunities.

Sales to carriers involve protracted lengthy product qualification and standardization processes that can extend for several months or years. Subsequent orders, if any, are typically placed under single or multi-year supply agreements that are generally not subject to minimum volume commitments. Carriers generally prefer having two or more suppliers of most products, so individual orders are generally subject to competition based on some combination of total value, service, price, delivery and other terms. EN products are sold under non-exclusive distribution arrangements.

Our field sales organizations and distributors receive support from headquarters-based marketing, sales, and customer support groups. Under certain circumstances, other headquarters personnel may become involved in sales and other activities. We believe that our success in the past has been dependent to a significant degree upon the ability of our sales and distribution teams to compete effectively in a highly competitive environment that includes firms with greater financial resources and more experience than us. Our success in the future will depend in part upon our ability to attract and retain qualified sales and marketing personnel who can compete and succeed in this environment.

CUSTOMER SERVICE AND SUPPORT

We provide free telephone support during business hours, with emergency support available 24 hours-a-day, 7 days-a-week. Customers often demand an immediate response to problems with installed products or with plans for new installations. We provide on-site support in those circumstances where problems cannot otherwise be resolved. Our policy has generally been to follow through with problem resolutions even after it is established that our products are not the source of the difficulty. We provide direct installation and service of our products in North America utilizing our own resources or resources available under nationwide services contracts with VITAL Network Services for installation and service.

All of our products carry either a five or ten-year return-to-factory warranty. To date, warranty returns have been relatively insignificant (less than 1%). We believe that our low return rate is a direct result of our commitment to a rigorous product quality program. This program has garnered us special recognition by several key customers.

MANUFACTURING

The principal steps in the manufacturing process are the purchase and management of materials, assembly, testing, final inspection, packing and shipping. In 2001, we continued to purchase parts and components for the assembly of some products from a large number of suppliers through a worldwide sourcing program. In addition, we have begun to shift to a process of allowing contract manufacturers to purchase the materials that they use in the assembly of our products. Certain key components used in our products are currently available from only one source, and other key components are available from only a limited number of sources. In the past, we have experienced delays in the receipt of certain of our key components, which have resulted in delays in related product deliveries. We attempt to manage such risks through developing alternative sources, through engineering efforts designed to obviate the necessity of certain components, and by maintaining quality relationships and close personal contact with each of our suppliers.

We rely on subcontractors in the United States, Mexico, and China for assembly of printed circuit board assemblies, sub-assemblies, chassis, enclosures and equipment shelves, and, more recently, also to purchase the raw materials used in and for such assembly. During 2001, we transitioned our manufacturing of low volume, high mix, or complex printed circuit board assemblies to our manufacturing site in Huntsville, Alabama. We continue to build and test all new product prototypes and initial production units for all products in Huntsville, transferring the high volume, low mix printed circuit assemblies to our subcontractors. We plan to continue to transition the purchasing of materials for assembly and final testing of a significant portion of our lower priced products to companies in Mexico or China with which we subcontract. Such assembly typically can be done by subcontractors at an equal or lower cost than if we assembled such items internally, which furthers our goal of being a low cost, high quality provider in the industry. Subcontract assembly operations do, however, contribute significantly to production cycle times, but we believe we can respond more rapidly to uncertainties in incoming order rates by selecting assembly subcontractors having significant reserve capacity. We have consolidated our subcontractors to a few whose proven flexibility and quality meet our requirements. This reliance on third-party subcontractors for the assembly of our products involves several risks, including the unavailability of or interruptions in access to certain process technologies and reduced control over product quality, delivery schedules, manufacturing yields and costs. These risks may be exacerbated by economic or political uncertainties or by natural disasters in foreign countries in which our subcontractors may be located. We currently have limited foreign exchange risks as we conduct the majority of all transactions with foreign vendors or customers in United States dollars.

Shipment of products to customers occurs in our facilities in Huntsville, Alabama. Our facilities are certified pursuant to ISO 9001, TL 9000 and certain other telephone company standards, including those relating to emission of electromagnetic energy and safety specifications.

BACKLOG AND INVENTORY

A substantial portion of our shipments in any fiscal period relate to orders received in that fiscal period and firm purchase orders released in that fiscal period by customers under agreements containing non-binding purchase commitments. Further, a significant percentage of orders require delivery within 48 hours. These factors result in very little order backlog. We believe that because a substantial portion of customer orders are filled within the fiscal quarter of receipt, our backlog is not a meaningful indicator of actual sales for any succeeding period. To meet this demand, we maintain a substantial finished goods inventory.

Our practice of maintaining sufficient inventory levels to assure prompt delivery of our products increases the amount of inventory that may become obsolete. The obsolescence of such inventory may cause us to have to write down the value of the obsolete inventory, which would have an adverse effect on our operating results.

COMPETITION

The markets for ADTRAN's products are intensely competitive. With the development of the worldwide communications market and the growing demand for related equipment, additional manufacturers have entered the markets in recent years to offer products in competition with us. Additionally, certain companies have, in recent years, developed the ability to deliver fiber-optic cable, coaxial cable and wireless transmission to certain office centers and other end-users. Competition would further increase if new companies enter the market or existing competitors expand their product lines. For instance, legislation has been enacted that lifts the restrictions that previously prevented the RBOCs from manufacturing telecommunications equipment. The RBOCs, which in the aggregate are our largest customers, may increasingly become our competitors in the markets that we share.

With respect to CN sales, product quality and availability and an established reputation for customer service are important competitive factors that can affect our ability to have our products accepted and approved by the individual carriers. Our CN market competitors include large established firms such as ADC Telecommunications, Inc., Lucent Technologies, Inc., Nortel Networks Corporation, Tellabs, Inc., Westell Technologies, Inc., as well as smaller, specialized firms.

In the EN market, among the significant competitors for 56/64K network access products, otherwise known as subrate CSU/DSU products, are General DataComm Industries, Inc. and Motorola, Inc. Competitors for T1 service unit market share include ADC KENTROX, a subsidiary of ADC Telecommunications, Inc., Paradyne Corp., Quick Eagle Corporation, and Visual Networks, Inc. ADTRAN now holds a leading market share position in IADs, where we compete with ACT Networks and Zhone Technologies, Inc. (formerly Premisys). In broadband T3 and fiber markets, competition varies greatly by product, but includes Carrier Access Corporation, Quick Eagle Corporation, and Canoga Perkins Corporation. An increase in competition could reduce our gross profit margins and may require increased spending by us on product development and sales and marketing.

PROPRIETARY RIGHTS

The name "ADTRAN" and our corporate logo are registered trademarks of ADTRAN. A number of our product identifiers and names are also registered. We also claim rights to a number of unregistered trademarks. We have ownership of at least 68 patents related to our products and have additional patents pending. We will continue to seek additional patents from time to time related to our research and development activities. We do not derive any material amount of revenue from the licensing of our patents. We protect our intellectual property and proprietary rights in accordance with good legal and business practice. We believe, however, that our competitive success will not depend on the ownership of intellectual property, but primarily on the innovative skills, technical competence and marketing abilities of our personnel. The telecommunications industry, nevertheless, is characterized by the existence of an ever-increasing number of patent litigation and licensing activities. While there are currently no intellectual property lawsuits existing or pending by or against ADTRAN, it is possible that third parties may initiate litigation against us in the future, resulting in costly litigation and/or judgments. Any intellectual property infringement claims or related litigation against or by us could have a material adverse effect on our business and operating results.

EMPLOYEES

As of December 31, 2001, we had 1,625 full-time employees in the United States, four in Canada, five in Asia, five in Europe, and seven in Australia. Of our total employees, 275 were in sales, marketing and service; 376 were in research and development; 843 were in manufacturing and quality; and 152 were in administration. None of our employees are represented by a collective bargaining agreement nor have we ever experienced any work stoppage. We believe that our relationship with our employees is good.

RISK FACTORS

The Private Securities Litigation Reform Act of 1995 (the "Reform Act") provides a safe harbor for forward-looking statements made by or on behalf of ADTRAN. ADTRAN and its representatives may from time to time make written or verbal forward-looking statements, including statements contained in this report and our other filings with the Securities and Exchange Commission and in our reports to our stockholders. Generally, the words, "believe," "expect," "intend," "estimate," "anticipate," "will," "may," "could" and similar expressions identify forward-looking statements. We caution you that any forward-looking statements made by or on our behalf are subject to uncertainties and other factors that could cause such statements to be wrong. Some of these uncertainties and other factors are listed below (many of which we have discussed in prior SEC filings). Though we have attempted to list comprehensively these important factors, we caution investors that other factors may prove to be important in the future in affecting our operating results. New factors emerge from time to time, and it is not possible for us to predict all of these factors, nor can we assess the impact each factor or combination of factors may have on our business.

You are further cautioned not to place undue reliance on those forward-looking statements because they speak only of our views as of the date the statements were made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following are some of the risks that could affect our financial performance or could cause actual results to differ materially from those expressed or implied in our forward-looking statements:

     We must continue to update and improve our products and develop new products in order to compete and to keep pace with improvements in telecommunications technology.

The markets for our products are characterized by rapidly changing technology, evolving industry standards and continuing improvements in the telecommunications service offerings of common carriers. If technologies or standards applicable to our products, or common carrier service offerings based on our products, become obsolete or fail to gain widespread commercial acceptance, our existing products or products under development may become obsolete or unmarketable.

Moreover, the introduction of products embodying new technologies, the emergence of new industry standards or changes in common carrier service offerings could adversely affect our ability to sell our products. For instance, we designed a large number of our products, to date, to apply primarily to the delivery of high-speed digital communications over the last mile of the Local Loop over copper wire and we compete favorably with our competitors by developing a high performance line of products. We expect, however, that the increasing deployment of fiber-optic cable, coaxial cable and wireless transmission in the Local Loop (each of which uses a significantly different process of delivery) and the offering of Local Loop services by non-traditional providers such as cable television companies, may require that we develop new products or modify existing products to meet the requirements of these delivery systems as they become more prevalent in order to maintain our position in our markets.

Our sales and profitability in the past have resulted to a significant extent from our ability to anticipate changes in technology, industry standards and common carrier service offerings and to develop and introduce new and enhanced products. Our continued ability to adapt will be a significant factor in maintaining or improving our competitive position and our prospects for growth. We cannot assure you that we will be able to respond effectively to changes in technology, industry standards, common carrier service offerings or new product announcements by our competitors. We also cannot assure you that we will be able to successfully develop and market new products or product enhancements or that such products or enhancements will achieve market acceptance. Any failure by us to continue to anticipate or respond on a cost effective and timely basis to changes in technology, industry standards, common carrier service offerings or new product announcements by our competitors, or any significant delays in product development or introduction, could have a material adverse effect on our future profitability and our ability to market our products on a timely and competitive basis.

     Our dependence on a limited number of suppliers may prevent us from delivering our products on a timely basis, which could have a material adverse effect on customer relations and operating results.

Certain raw materials and key components used in our products are currently available from only one source, and others are available from only a limited number of sources. The availability of these raw materials and supplies is subject to market forces beyond our control. From time to time, there may not be sufficient quantities of raw materials and supplies in the marketplace to meet the customer demand. Many companies utilize the same raw materials and supplies in the production of their products as we use in our products. Companies with more resources than our own may have a competitive advantage in obtaining raw materials and supplies due to greater buying power. These factors can result in reduced supply, higher prices of raw materials and delays in the receipt of certain of our key components, which in turn may generate increased costs, lower margins and delays in product delivery, with a corresponding adverse effect on sales, customer relationships and revenue. Furthermore, due to general economic conditions in the U.S. and globally, our suppliers may experience financial difficulties, which could result in increased delays, additional costs or loss of a supplier. We attempt to manage these risks through developing alternative sources, through engineering efforts designed to obviate the necessity of certain components, and by maintaining quality relationships and close personal contact with each of our suppliers. However, we cannot assure you that delays in or failures of deliveries of key components, either to us or to our contract manufacturers, and consequent delays in product deliveries, will not occur in the future.

     Our dependence on subcontractors may result in reduced control over product quality, delayed delivery of products and/or increased manufacturing costs, each of which could negatively effect customer relations and operating results.

We rely on subcontractors in the United States, Mexico and China for the assembly of printed circuit board assemblies, sub-assemblies, chassis, enclosures and equipment shelves, and, more recently, also to purchase the raw materials used in and for such assembly. We are heavily dependent on four of these subcontractors. This reliance on third-party subcontractors for the assembly of our products involves several risks, including the unavailability of or interruptions in access to certain process technologies and reduced control over product quality, delivery schedules, manufacturing yields and costs. These risks may be exacerbated by economic or political uncertainties or by natural disasters in foreign countries in which our subcontractors may be located. To date, we believe that we have successfully managed the risks of our dependence on these subcontractors through a variety of efforts, which include seeking and developing alternative subcontractors while maintaining existing relationships. However, we cannot assure you that delays in product deliveries will not occur in the future because of shortages resulting from this limited number of subcontractors or from the financial or other difficulties of such parties. The inability to develop alternative subcontractors if and as required in the future, or the need to undertake required retraining and other activities related to establishing and developing a new subcontractor relationship could result in delays or reductions in product shipments which, in turn, could have a negative effect on our customer relationships and operating results.

     We compete in markets that have become increasingly competitive, which may result in reduced gross profit margins and market share.

The markets for ADTRAN's products are intensely competitive. With the development of the worldwide communications market and the growing demand for related equipment, additional manufacturers have entered the markets in recent years to offer products in competition with us. Additionally, certain companies have, in recent years, developed the ability to deliver fiber-optic cable, coaxial cable and wireless transmission to certain office centers and other end-users. Competition would further increase if new companies enter the market or existing competitors expand their product lines. For example, federal legislation has been enacted that lifts the restrictions that previously prevented the RBOCs from manufacturing telecommunications equipment. The RBOCs, which in the aggregate are our largest customers, may increasingly become our competitors in the markets that we share. Some of these potential competitors may have greater financial, technological, manufacturing, sales and marketing and personnel resources than we have. As a result, these competitors may be able to respond more rapidly or effectively to new or emerging technologies and changes in customer requirements, withstand significant price decreases or devote greater resources to the development, promotion and sale of their products than we can. In addition, our present and future competitors may be able to enter our existing or future markets with products or technologies comparable or superior to those that we offer. An increase in competition could cause us to reduce prices, decrease our market share, require increased spending by us on product development and sales and marketing, or cause delays or cancellations in customer orders, any one of which could reduce our gross profit margins and adversely affect our business and results of operations.

     We depend heavily on sales to certain customers; the loss of any of these customers would significantly reduce our revenues and net income.

Historically, a large percentage of our sales (typically more than 50%) have been made to the RBOCs and major independent telecommunications companies. In 2001, these customers continued to comprise a large percentage (approximately 49%) of our revenue. As long as the RBOCs and other carriers represent such a substantial percentage of our total sales, our future success will significantly depend upon certain factors which are not within our control, including:

         .   the timing and size of future purchase orders, if any, from these customers;
         .   the product requirements of these customers;
         .   the financial and operational success of these customers; and
         .   the success of these customers' services deployed using our products.

Our sales to our large customers have in the past fluctuated and may fluctuate significantly from quarter to quarter and year to year. The loss of or a significant reduction or delay in sales to any such customer or the occurrence of any such sales fluctuations could have a material adverse effect on our business and results of operations. Further, any attempt by an RBOC or other carrier to seek out additional or alternative suppliers or to undertake, as permitted under applicable regulations, the production of such products internally could have a material adverse effect on our operating results.

     The lengthy approval process required by the RBOCs and other carriers could result in fluctuations in our revenues.

In the industry in which we compete, a supplier must first obtain product approvals from an RBOC or other carrier to sell its products to them. This process can last from six to eighteen months depending on the technology, the customer and the need for the product in the market. Consequently, we are involved in a constant process of submitting for approval succeeding generations of products as well as products that deploy new technology or respond to new technology demand from an RBOC or other carrier. We have been successful in the past in obtaining such approvals. However, we can not be certain that we will obtain such approvals in the future or that sales of such products will continue to occur. Furthermore, the delay in sales until the completion of the approval process, the length of which is difficult to predict, could result in fluctuations of revenue and uneven operating results from quarter to quarter or year to year.

     Consolidation in the Competitive Service Provider market could result in a significant decrease in our revenue.

We sell a significant volume of our products to Competitive Service Providers, relative newcomers to the telecom industry who compete with the established networks of the Incumbent Local Exchange Carriers. This CSP market has been overbuilt in recent years and months and is now in a process of consolidation. Many of these CSP customers do not have a strong financial position and have limited ability to access the public financial markets for additional funding for growth and operations. If one or more of these CSPs fails, we could face financial loss and increased bad debt expense, due to their inability to pay outstanding invoices, as well as the corresponding decrease in customer base and future revenue. Furthermore, a significant portion of our sales to CSPs are made through independent distributors. The failure of one or more CSPs could also damage a distributor to the point that the distributor could also experience business failure and/or default on payments to ADTRAN.

     Increased sales volume in international markets could result in increased costs or loss of revenue due to factors inherent in these markets.

We are in the process of expanding into international markets, which currently represent 4.5% of our net sales, and anticipate increased sales growth to be generated from these markets. We currently have international sales offices in Switzerland, Hong Kong, Montreal, Toronto, Melbourne and Beijing, and anticipate opening an office in Mexico in 2002. Our international markets include Hong Kong, China, Europe, Canada, Central America and Australia. A number of factors inherent in doing business in these markets expose us to significantly more risk than domestic business, including:

         .   local economic and market conditions;
         .   exposure to unknown customs and practices;
         .   potential political unrest;
         .   foreign exchange exposure;
         .   unexpected changes in or impositions of legislative or regulatory requirements;
         .   less regulation of patents or other safeguards of intellectual property; and
         .   difficulties in collecting receivables and inability to rely on local government aid to enforce standard business practices.

Any of these factors, or others of which we are not currently aware, could result in increased costs of operation or loss of revenue to ADTRAN.

     Our success depends on our ability to reduce the selling prices of succeeding generations of our products.

Our strategy is to attempt to increase unit sales volumes and our market share each year by introducing succeeding generations of products having lower selling prices and increased functionality as compared to prior generations of these products. To maintain or increase our revenues and margins while continuing this strategy, we must continue, in some combination, to increase sales volumes of existing products, introduce and sell new products or reduce our per unit costs at rates sufficient to compensate for the reduced revenue effect of continuing reductions in the average sales prices of our products. We cannot assure you that we will be able to maintain or increase revenues or margins by increasing unit sales volumes of our products, introducing and selling new products or reducing our per unit costs.

     Our failure to adequately protect our intellectual property rights could adversely effect the development and commercialization of our products.

Our future success depends in part upon our proprietary technology. Although we attempt to protect our proprietary technology by contract, trademark, copyright and patent registration and internal security, these protections may not be adequate. Furthermore, our competitors can develop similar technology independently without violating our proprietary rights. From time to time we receive and may continue to receive notices from third parties, including some of our competitors, claiming that we are infringing third-party patents or other proprietary rights. We cannot predict whether we will prevail in any litigation over third-party claims, or whether we will be able to license any valid and infringed patents on commercially reasonable terms. Any of these claims, whether with or without merit, could result in costly litigation, divert our management's time, attention and resources, delay our product shipments or require us to enter into royalty or licensing agreements. A third party may not be willing to enter into a royalty or licensing agreement on acceptable terms, if at all. If a claim of product infringement against us is successful and we fail to obtain a license or develop or license non-infringing technology, our business, financial condition and operating results could be affected adversely.

     Our success depends on attracting and retaining key personnel.

Our business has grown significantly since its inception. Our success is dependent in large part on the continued employment of our executive officers, including Mark C. Smith (Chairman of the Board and Chief Executive Officer), Howard A. Thrailkill (President, Chief Operating Officer and a director), and other key management personnel, the unplanned departure of one or more of whom could adversely affect our business. In addition, for ADTRAN to continue as a successful entity, we must also be able to attract and retain key engineers and technicians whose expertise helps us to maintain competitive advantages. We do not have employment contracts or non-compete agreements with any of our employees. We believe that our future success will depend in large part upon our ability to continue to attract, retain, train and motivate highly skilled employees who are in great demand. Properly managing our continued growth, avoiding the problems often resulting from such growth and expansion, and continuing to operate in the manner which has proven successful to us to date will be critical to the future success of our business.

     Two stockholders own or may influence a significant amount of our common stock and may continue to have significant influence on our affairs.

Mark C. Smith, our Chief Executive Officer and Chairman of the Board of Directors, and Lonnie S. McMillian, our Secretary and a director, and who along with Mr. Smith is a co-founder of ADTRAN, together with certain of their family members and family trusts, currently beneficially own approximately 45.4% of our common stock. As a result, these individuals and the family trusts may be able to control the election of our Board of Directors and in all likelihood will continue to have significant influence over all matters requiring approval by our stockholders.

     The price of our common stock has been volatile and may continue to fluctuate substantially.

Our common stock is traded on the Nasdaq National Market. Since our initial public offering in August 1994, there has been and may continue to be significant volatility in the market for our common stock, based on a variety of factors, some of which are beyond our control, including the following:

         .   actual or anticipated fluctuations in our quarterly or annual operating results;
         .   the gain or loss of significant contracts by us or our competitors;
         .   the entry of new competitors (potentially including the RBOCs) into our markets;
         .   changes in management or additions or departures of key personnel;
         .   announcements of technological innovations, new products, changes in product pricing, acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
         .   changes in financial estimates or investment recommendations by securities analysts or our failure to perform in line with analysts' expectations;
         .   legislative or regulatory changes; and
         .   other events and circumstances beyond our control.

In addition, the stock market recently has experienced significant price and volume fluctuations which have particularly affected the share price of many high technology companies like us; these fluctuations may be unrelated to the operating performance of these companies.

ITEM 2.  PROPERTIES
--------------------------------------------------------------------------------

Our headquarters and principal administrative, engineering and manufacturing facilities are located on a 80-acre campus in Cummings Research Park in Huntsville, Alabama. Two office buildings contain 440,000 and 600,000 square feet, respectively. These facilities are projected to accommodate a total of 3,000 employees, serving both our CN and EN divisions. We also have a 13,000 sq. ft. engineering facility in Phoenix, Arizona which is used by our CN division.

In addition to our facilities listed above, we lease additional office space in the United States and abroad, providing sales and service support for both our CN and EN divisions. The United States offices are located in Akron, OH; Chesterfield, MO; Clearwater, FL; Englewood, CO; Heardon, VA; Houston, TX; Huntsville, AL; Irvine, CA; Irving, TX; Leawood, KS; Milford, CT; Naperville, IL; Norcross, GA; Overland Park, KS; and San Antonio, TX; We also lease one office in each of Montreal and Toronto, Canada, one in Hong Kong, one in Beijing, China, one in Melbourne, Australia and one in Zurich, Switzerland. These cancelable and noncancelable leases expire at various times between 2002 and 2004. See Note 10 of Notes to Financial Statements.

We also have 42 home-based offices serving both our CN and EN divisions, of which 39 are located within the United States, one in Shenzhen, China, one in Frankfurt, Germany and one in London, United Kingdom. In the United States, our home-based offices are located in and around the following locations: Albany, NY; Akron, OH; Atlanta, GA; Austin, TX; Babylon, NY; Baltimore, MD; Charleston, WV; Chicago, IL; Cincinnati, OH; Columbus, OH; Concord, NH; Dallas, TX; Denver, CO; Fort Lauderdale, FL; Hartford, CT; Harrisburg, PA; Houston, TX; Huntsville, AL; Indianapolis, IN; Irvine, CA; Lincoln, NE; Los Angeles, CA; Minneapolis, MN; Nashville, TN; Phoenix, AZ; Pittsburgh, PA; Providence, RI; Raleigh, NC; Richmond, VA; Roanoke, VA; San Antonio, TX; San Diego, CA; San Francisco, CA; San Jose, CA; Seattle, WA; St. Petersburg, FL; Towaco, NJ; Wilkes-Barre, PA; and Windsor, MI.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

We have been involved from time to time in litigation in the normal course of our business. We are not aware of any pending or threatened litigation matters that could have a material adverse effect on us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

No matter was submitted by ADTRAN to vote of security holders during the fiscal quarter ended December 31, 2001.

ITEM 4(A).  EXECUTIVE OFFICERS OF THE REGISTRANT
--------------------------------------------------------------------------------

Set forth below, in accordance with General Instruction G(3) of Form 10-K and Instruction 3 of Item 401(b) of Regulation S-K, is certain information regarding the executive officers of ADTRAN. Unless otherwise indicated, the information set forth is as of December 31, 2001.

Mark C. Smith            Age 61
                         Mr. Smith is one of the co-founders of ADTRAN
       1995 to present   Chairman of the Board and Chief Executive Officer
       1986 - 1995       Chairman of the Board, Chief Executive Officer and
                         President

Howard A. Thrailkill     Age 63
       1995 to present   President, Chief Operating Officer and Director
       1992 - 1995       Executive Vice President and Chief Operating Officer

James E. Matthews        Age 45
       2001 to present   Senior Vice President - Finance, Chief Financial
                         Officer and Treasurer
       1999 - 2001       Chief Financial Officer, Home Wireless Networks, Inc.
       1998 - 1999       Chief Executive Officer, Miltope Group, Inc.
       1995 - 1998       Vice President Finance and Chief Financial Officer,
                         Miltope Group, Inc.
       1992 - 1995       Controller, Hughes Training, Inc.

Thomas R. Stanton        Age 37
       2001 to present   Senior Vice President and General Manger - CN
       1999 - 2001       Vice President and General Manager - CN
       1995 - 1999       Vice President - CN Marketing
       1995              VP - Marketing & Engineering, Transcrypt International,
                         Inc.
       1994 - 1995       Sr. Director, Marketing, E.F. Johnson Company
       1993 - 1994       Director, Marketing, E.F. Johnson Company

Peter C. Voetsch         Age 49
       2001 to present   Senior Vice President - Operations
       1996 - 2001       Plant Manager, DaimlerChrysler Corporation
       1987 - 1996       Business Manager, Electronics Division, DaimlerChrysler
                         Corporation

Danny J. Windham         Age 42
       2001 to present   Senior Vice President and General Manager - EN
       1999 - 2001       Vice President and General Manager - EN
       1995 - 1999       Vice President - EN Marketing
       1994 - 1995       Director of Marketing
       1989 - 1994       Manager of Product Management

Robert A. Fredrickson    Age 51
       1996 to present   Vice President - CN Sales
       1996              Vice President, Broadband Business Development, DSC
                         Communications Corp.
       1991 - 1996       Senior Director, Access Products, DSC Communications
                         Corp.

Steven L. Harvey         Age 41
       2002              Vice President - EN and Competitive Service Provider
                         Sales
       1999 - 2001       Vice President -  Competitive Service Provider Sales
       1996 - 1999       Vice President -  EN Sales
       1995 - 1996       Executive Vice President, Data Processing Sciences
                         Corporation
       1991 - 1995       Vice President, Data Processing Sciences Corporation

P. Steven Locke          Age 53
       2000 to present   Vice President - CN Marketing
       1999 - 2000       Vice President, Sprint Local Division Sales for Lucent
                         Technologies
       1997 - 1999       Senior Director of Sales, ADTRAN, Inc.
       1993 - 1997       Vice President and General Manager, Business Network
                         Group, Sprint North Supply

Everette R. Ramage       Age 54
       1999 to present   Vice President - EN Engineering
       1993 - 1999       Engineering Manager, EN DDS Group

Kevin W. Schneider       Age 38
       1999 to present   Vice President - Technology
       1996 - 1999       Chief Scientist
       1992 - 1996       Staff Scientist

There are no family relationships among the directors or executive officers.

All officers are elected annually by and serve at the pleasure of the Board of Directors of ADTRAN.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND
         RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

ADTRAN's common stock has been traded on the Nasdaq National Market under the symbol ADTN since our initial public offering of common stock in August 1994. Prior to the initial public offering, there was no established trading market for our common stock. As of January 31, 2002, ADTRAN had 430 shareholders of record and approximately 10,500 beneficial owners of shares held in street name. The following table shows the high and low sale prices per share for the common stock as reported by Nasdaq for the periods indicated:

2001 Quarters           High                Low

First                   $29.50              $19.88
Second                  $30.65              $18.00
Third                   $25.90              $17.85
Fourth                  $29.05              $18.00

2000 Quarters           High                Low

First                   $80.50              $49.06
Second                  $73.00              $44.00
Third                   $73.25              $41.13
Fourth                  $48.19              $16.56

ADTRAN has operated with a policy of retaining earnings, and presently intends to retain all future earnings for use in the development of its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------

The following selected financial data concerning ADTRAN for and as of the end of each of the years in the five-year period ended December 31, 2001, are derived from the financial statements of ADTRAN, which have been audited by PricewaterhouseCoopers LLP, independent accountants. The selected financial data are qualified in their entirety by the more detailed information and financial statements, including the notes thereto. The financial statements of ADTRAN as of December 31, 2001 and 2000 and for each of the years in the three-year period ended December 31, 2001, and the report of PricewaterhouseCoopers LLP thereon, are included elsewhere in this report.

INCOME STATEMENT DATA
(IN THOUSANDS, EXCEPT PER SHARE DATA)

Year Ended December 31,                                     2001            2000        1999          1998         1997
-----------------------------------------------------------------------------------------------------------------------------
Sales
  CN (Carrier Networks Division)                          $238,367      $315,228      $230,967      $167,500      $171,838
  EN (Enterprise Networks Division)                        148,714       147,721       136,240       119,059        93,497
-----------------------------------------------------------------------------------------------------------------------------
     Total Sales                                           387,081       462,949       367,207       286,559       265,335
-----------------------------------------------------------------------------------------------------------------------------
Cost of Sales                                              213,760       233,430       178,629       130,010       130,254
-----------------------------------------------------------------------------------------------------------------------------
     Gross profit                                          173,321       229,519       188,578       156,549       135,081
-----------------------------------------------------------------------------------------------------------------------------
Selling, general and administrative expenses                95,954        87,116        71,735        62,061        44,973
Research and development expenses                           58,935        50,628        42,018        37,222        30,055
-----------------------------------------------------------------------------------------------------------------------------
     Operating income                                       18,432        91,775        74,825        57,266        60,053
-----------------------------------------------------------------------------------------------------------------------------
Interest income                                              8,077         9,025         5,350         5,824         4,175
Interest expense                                            (2,069)       (1,802)       (2,312)       (2,287)       (1,839)
Other income (expense)                                         (28)           (4)         (673)         (188)          438
Net realized investment gains (losses)                        (674)       84,040             0             0             0
-----------------------------------------------------------------------------------------------------------------------------
     Income before provision for income taxes               23,738       183,034        77,190        60,615        62,827
-----------------------------------------------------------------------------------------------------------------------------
Provision for income taxes                                   6,409        62,232        26,244        20,306        22,618
-----------------------------------------------------------------------------------------------------------------------------
     Net income                                            $17,329      $120,802       $50,946       $40,309       $40,209
-----------------------------------------------------------------------------------------------------------------------------
Earnings per common share-basic                               $.45         $3.13         $1.33         $1.03         $1.03
Earnings per common share assuming dilution /(1)/             $.45         $3.04         $1.31         $1.03         $1.02
Weighted average shares outstanding-basic                   38,567        38,647        38,335        38,982        39,202
Weighted average shares outstanding assuming
     dilution /(1)/                                         38,676        39,704        38,831        39,164        39,565

BALANCE SHEET DATA
(IN THOUSANDS)

Year Ended December 31,                                       2001         2000         1999          1998          1997
-----------------------------------------------------------------------------------------------------------------------------
Working capital                                             $217,387     $262,778     $181,147      $150,535      $149,184
-----------------------------------------------------------------------------------------------------------------------------
Total assets                                                $522,537     $546,336     $556,296      $301,711      $282,401
-----------------------------------------------------------------------------------------------------------------------------
Deferred income taxes                                         $8,284      $15,342      $80,265        $3,295        $2,148
-----------------------------------------------------------------------------------------------------------------------------
Total debt                                                   $50,000      $50,000      $50,000       $50,000       $50,000
-----------------------------------------------------------------------------------------------------------------------------
Stockholders' equity                                        $437,628     $434,425     $400,052      $231,389      $212,037

/(1)/ Assumes exercise of dilutive stock options calculated under the treasury stock method. See Notes 1 and 11 of Notes to Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

OVERVIEW

ADTRAN designs, develops, manufactures, markets and services a broad range of high-speed network access products utilized by providers of telecommunications services (serviced by ADTRAN's Carrier Networks Division or CN) and corporate end-users (serviced by ADTRAN's Enterprise Networks Division or EN). We currently sell our products to a large number of carriers, including all Regional Bell Operating Companies ("RBOCs"), and to private and public enterprises worldwide.

Although total sales did not increase this year compared to last year due to an overall downturn in the telecommunications market, we have protected revenue by maintaining our strategy of increasing unit volume and market share through the introduction of succeeding generations of products having lower selling prices and increased functionality as compared both to the prior generation of a product and to the products of competitors. An important part of ADTRAN's strategy is to engineer the reduction of the product cost of each succeeding product generation and then to lower the product's price based on the cost savings achieved. As a part of this strategy, we seek in most instances to be a low-cost, high-quality provider of products in our markets. ADTRAN's success to-date is attributable in large measure to our ability to design our products initially with a view to their subsequent re-design, allowing both increased functionality and reduced manufacturing costs in each succeeding product generation. This strategy enables ADTRAN to sell succeeding generations of products to existing customers, while increasing our market share by selling these enhanced products to new customers.

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

ADTRAN's operating results may also fluctuate as a result of a number of other factors, including increased competition, customer order patterns, changes in product mix, product warranty returns and announcements of new products by ADTRAN or our competitors. Accordingly, ADTRAN's historical financial performance is not necessarily a meaningful indicator of future results, and, in general, management expects that ADTRAN's financial results may vary from period to period. See Note 12 of Notes to Financial Statements.

CRITICAL ACCOUNTING POLICIES

Our management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of our consolidated financial statements. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required. We hold minority interests in publicly traded companies whose share prices may be volatile and minority interests and debt securities of non-publicly traded companies whose value may be difficult to determine. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future.

RESULTS OF OPERATIONS

The following table presents selected financial information derived from ADTRAN's statements of income expressed as a percentage of sales for the years indicated.

(Stated as % of sales)

Years Ended December 31,                                  2001         2000         1999
------------------------------------------------------------------------------------------
Sales
     CN (Carrier Networks Division)                      61.6%         68.1%        62.9%
     EN (Enterprise Networks Division)                   38.4          31.9         37.1
------------------------------------------------------------------------------------------
         Total Sales                                    100.0         100.0        100.0
------------------------------------------------------------------------------------------
Cost of Sales                                            55.2          50.4         48.7
------------------------------------------------------------------------------------------
         Gross profit                                    44.8          49.6         51.3
------------------------------------------------------------------------------------------
Selling, general and administrative expenses             24.8          18.8         19.5
Research and development expenses                        15.2          10.9         11.4
------------------------------------------------------------------------------------------
         Operating income                                 4.8          19.9         20.4
------------------------------------------------------------------------------------------
Interest income                                           2.2           1.9          1.5
Interest expenses                                        (0.5)         (0.4)        (0.6)
Other expenses                                           (0.1)          0.0         (0.2)
Net realized investment gains (losses)                   (0.2)         18.1          0.0
------------------------------------------------------------------------------------------
         Income before provisions for income taxes        6.2          39.5         21.0
------------------------------------------------------------------------------------------
Provision for income taxes                                1.7          13.4          7.1
------------------------------------------------------------------------------------------
         Net income                                       4.5%         26.1%        13.9%
------------------------------------------------------------------------------------------

2001 COMPARED TO 2000

Sales

ADTRAN's sales decreased 16.4% from $462,949,000 in 2000 to $387,080,000 in
2001. Sales for the CN division decreased 24.4% from $314,228,000 in 2000 to $238,367,000 in 2001. The decrease in CN sales resulted from a downturn in the Carrier Access market. CN sales as a percentage of total sales, decreased from 68.1% in 2000 to 61.6% in 2001. Sales of EN products increased 0.7% from $147,721,000 in 2000 to $148,713,000 in 2001. Sales volume for EN remained stable due to market acceptance of ADTRAN's Integrated Access products. As a percentage of total sales, EN sales increased from 31.9% in 2000 to 38.4% in 2001.

Cost of Sales

Cost of sales decreased from $233,429,000 in 2000 to $213,760,000 in 2001. As a percentage of sales, cost of sales increased from 50.4% in 2000 to 55.2% in 2001. This increase was due primarily to a rise in material cost as a percentage of sales. CN cost of sales decreased from $168,342,000 in 2000 to $144,724,000 in 2001. CN cost of sales as a percentage of CN sales increased from 53.4% in 2000 to 60.7% in 2001. EN cost of sales increased from $65,058,000 in 2000 to $69,037,000 in 2001. EN cost of sales as a percentage of EN sales increased from 44.0% in 2000 to 46.4% in 2001. An important part of ADTRAN's strategy is to reduce the product cost of each succeeding product generation and then to lower the product's price based on the cost savings achieved. This strategy sometimes results in variations in ADTRAN's gross profit margin due to timing differences between the lowering of product selling prices and the full realization of cost reductions. In view of the rapid pace of new product introductions by ADTRAN, this strategy may result in variations in gross profit margins that, for any particular financial period, can be difficult to predict.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 10.1% from $87,116,000 in 2000 to $95,954,000 in 2001. Beginning in mid year 2000, we increased expenditures for the expansion of our infrastructure in both sales and support personnel in an effort to expand our customer base and for increased initiatives in the EN and International markets. As a result, selling, general and administrative expenses as a percentage of sales increased from 18.8% in 2000 to 24.8% in 2001. However, during the second half of 2001, selling, general and administrative expenses decreased 4.2% from the second half of 2000 due to a reduction in force and salary reductions. During 2001, a telecom distributor experienced financial difficulties, causing us to increase our allowance for bad debt by $3,148,000. Selling, general and administrative expenses as a percentage of sales will fluctuate whenever there is a significant fluctuation in revenues during the periods being compared.

Research and Development Expenses

Research and development expenses increased 16.4% from $50,628,000 in 2000 to $58,935,000 in 2001. This increase was due to increased engineering costs associated with new product introductions and feature enhancement activities. As a percentage of sales, research and development expenses increased from 10.9% in 2000 to 15.2% in 2001. ADTRAN continually evaluates new product opportunities and engages in intensive research and product development efforts. To date, ADTRAN has expensed all product research and development costs as incurred. Additionally, ADTRAN frequently invests heavily in up-front market development efforts prior to the actual commencement of sales of a major new product. As a result, ADTRAN may incur significant research and development expenses prior to the receipt of revenues from a major new product group. ADTRAN is presently incurring research and development expenses in connection with its new products and its expansion into international markets. Research and development expenses as a percentage of sales will fluctuate whenever there is a significant fluctuation in revenues during the periods being compared.

Interest Expense

Interest expense increased 14.8% from $1,802,000 in 2000 to $2,069,000 in 2001. ADTRAN currently pays interest on a $50,000,000 revenue bond, the proceeds of which were used to expand our facilities in Huntsville, Alabama.

Interest Income

Interest income decreased 10.5% from $9,025,000 in 2000 to $8,077,000 in 2001.
The decrease is largely due to lower interest rates compared to the prior year.

Net Realized Investment Gains and Losses

Net realized investment gains and losses decreased 100.8% from a net gain of $84,040,000 in 2000 to a net loss of ($674,000) in 2001. The decrease is primarily a result of a substantial net realized investment gain in 2000 from the sale of certain marketable securities of a single issuer.

Income Taxes

Our effective tax rate declined from 34% in 2000 to 27% in 2001 due to a higher mix of non-taxable income in 2001, as well as higher tax credits as a percent of taxable income. Income taxes (without regard to taxes on realized investment gains in the year 2000 of $28,574,000) decreased 81.0% from $33,657,000 in 2000 to $6,409,000 in 2001.

Net Income

As a result of the above factors, net income decreased 85.7% from $120,802,000 in 2000 to $17,329,000 in 2001. As a percentage of sales, net income decreased from 26.1% in 2000 to 4.5% in 2001.

2000 COMPARED TO 1999

Sales

ADTRAN's sales increased 26.1% from $367,207,000 in 1999 to $462,949,000 in
2000. Sales for the CN division increased 36.4% from $230,967,000 in 1999 to $315,228,000 in 2000. CN sales, as a percentage of total sales, increased from 62.9% in 1999 to 68.1% in 2000. Sales of EN products increased 8.4% from $136,240,000 in 1999 to $147,721,000 in 2000. As a percentage of total sales, EN sales decreased from 37.1% in 1999 to 31.9% in 2000. In general, the increased sales resulted from increased sales volume to existing customers and from increased market penetration. The primary factors contributing to the increase in sales in 2000 were (i) additional market penetration for our HDSL products,
(ii) continuing growth in demand for T1 products, (iii) continuing growth in sales of the ATLAS(TM) integrated access device, and (iv) continuing growth in sales of the Total Access(R) product line.

Cost of Sales

Cost of sales increased from $178,629,000 in 1999 to $233,429,000 in 2000. As a percentage of sales, cost of sales increased from 48.7% in 1999 to 50.4% in 2000. This increase was due primarily to a rise in material cost as a percentage of sales. CN cost of sales increased from $122,158,000 in 1999 to $168,342,000 in 2000. CN cost of sales as a percentage of CN sales increased from 52.9% in 1999 to 53.4% in 2000. EN cost of sales increased from $56,472,000 in 1999 to $65,058,000 in 2000. As a percentage of EN sales, EN cost of sales increased from 41.5% in 1999 to 44.0% in 2000. An important part of ADTRAN's strategy is to reduce the product cost of each succeeding product generation and then to lower the product's price based on the cost savings achieved. This strategy sometimes results in variations in ADTRAN's gross profit margin due to timing differences between the lowering of product selling prices and the realization of cost reductions. In view of the rapid pace of new product introductions by ADTRAN, this strategy may result in variations in gross profit margins that, for any particular financial period, can be difficult to predict.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 21.4% from $71,735,000 in 1999 to $87,116,000 in 2000. The net increase was due to expanding infrastructure on both sales and support personnel. However, as a percentage of sales, selling, general and administrative expenses decreased from 19.5% in 1999 to 18.8% in 2000. The decrease is due primarily to operating efficiencies, realized as a result of a larger sales base. Selling, general and administrative expenses as a percentage of sales will fluctuate whenever there is a significant fluctuation in revenues in the periods being compared.

Research and Development Expenses

Research and development expenses increased 20.5% from $42,018,000 in 1999 to $50,628,000 in 2000. This increase was due to increased engineering costs associated with new product introductions and feature enhancement activities. As a percentage of sales, research and development expenses decreased from 11.4% in 1999 to 10.9% in 2000. ADTRAN continually evaluates new product opportunities and engages in intensive research and product development efforts. To date, ADTRAN has expensed all product research and development costs as incurred. Additionally, ADTRAN frequently invests heavily in up-front market development efforts prior to the actual commencement of sales of a major new product. As a result, ADTRAN may incur significant research and development expenses prior to the receipt of revenues from a major new product group. ADTRAN is presently incurring research and development expenses in connection with its new products and its expansion into international markets. Research and development expenses as a percentage of sales will fluctuate whenever there is a significant fluctuation in revenues in the periods being compared.

Interest Expense

Interest expense decreased 22.0% from $2,312,000 in 1999 to $1,802,000 in 2000. ADTRAN currently pays interest on a $50,000,000 revenue bond, the proceeds of which were used to expand our facilities in Huntsville, Alabama.

Net Realized Investment Gains

Net realized investment gains increased from $0 in 1999 to $84,040,000 in 2000. The increase was largely due to the sale of certain marketable equity securities in 2000 (included in long-term investments in the accompanying condensed balance sheet).

Income Taxes

Our effective annual tax rate from 1999 to 2000 remained consistent at approximately 34%.

Net Income

As a result of the above factors, net income increased 137.1% from $50,946,000 in 1999 to $120,802,000 in 2000. As a percentage of sales, net income increased from 13.9% in 1999 to 26.1% in 2000. A substantial contribution to the increase in net income was the realized gain on the sale of certain marketable securities.

LIQUIDITY AND CAPITAL RESOURCES

ADTRAN completed the construction of Phase IV of our corporate headquarters in Huntsville, Alabama, in October 2000. Over the next several years, we expect to spend approximately an additional $25,000,000 to equip Phase IV. Fifty million dollars of ADTRAN's Phase III expansion was approved for participation in an incentive program offered by the Alabama State Industrial Development Authority (the "Authority"). That incentive program enables participating companies to generate Alabama corporate income tax credits that can be used to reduce the amount of Alabama corporate income taxes that would otherwise be payable. There can be no assurance that the State of Alabama will continue to make these corporate income tax credits available in the future, therefore ADTRAN may not realize the full benefit of these incentives. Through December 31, 2001, the Authority had issued $50,000,000 of its taxable revenue bonds pursuant to the incentive program and loaned the proceeds from the sale of the bond to ADTRAN. We are required to make payments to the Authority in amounts necessary to pay the principal of and interest on the Authority's Taxable Revenue Bond, Series 1995, as amended, currently outstanding in the aggregate principal amount of $50,000,000. The bond matures on January 1, 2020, and bears interest at the rate of 45 basis points over the money market rate of First Union National Bank of Tennessee.

ADTRAN's working capital position decreased 16.5% from $262,778,000 as of December 31, 2000 to $217,876,000 as of December 31, 2001. Accounts payable, accounts receivable and other receivables decreased 54.4%, 26.2% and 73.2% respectively, from December 31, 2000 to December 31, 2001. These decreases are directly related to the overall industry slow down and the consolidation of our subcontractors. ADTRAN has used, and expects to continue to use, the cash generated from operations for working capital and other general corporate purposes, including (i) product development activities to enhance our existing products and develop new products and (ii) the expansion of sales and marketing activities. Inventory decreased 36.3% from $89,253,000 in 2000 to $56,849,000 in 2001. The decrease in inventory is attributable to management's continued efforts to streamline our production process and focus on manufacturing velocity.

In October 1998, the Board of Directors authorized ADTRAN to re-purchase 2,000,000 shares of our outstanding common stock. In July 2001, the Board approved the re-purchase of an additional 2,000,000 shares. As of December 31, 2001, we had repurchased 336,417 shares of our common stock at a total cost of $6,540,000 under these programs.

Capital expenditures totaling $13,216,000, $32,540,000 and $36,237,000 in 2001,
2000 and 1999, respectively, were used to expand our headquarters and to purchase equipment.

At December 31, 2001, ADTRAN's cash on hand of $81,280,000 and short-term investments of $26,283,000 placed our short-term cash availability at $107,563,000. During 2001, ADTRAN's balance sheet has been substantially strengthened. As reflected in our statement of cash flows, we generated $93.2 million in cash from operating activities. This was largely due to our substantial decreases in inventory, stable collection cycle and our collection of other receivables.

Investment Policy

ADTRAN's short-term investments represent the liquid and working funds for the present and future operations of the company. These assets are invested with appropriate diversification to preserve capital, provide liquidity, and generate returns appropriate to current instruments in prevailing market conditions.

Long-term investments are likewise invested to preserve principal and liquidity, while maximizing overall returns on our monetary assets. This is achieved through conservative investments and appropriate diversification in fixed income, public equity, and private equity portfolios.

We intend to finance our operations in the future with cash flow from operations and remaining borrowed taxable revenue bond proceeds. We believe these available sources of funds to be adequate to meet our operating and capital needs for the foreseeable future.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------

ADTRAN has not conducted transactions, established commitments or entered into relationships requiring disclosures beyond those provided elsewhere in this Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
--------------------------------------------------------------------------------

The following financial statements are contained in this report.

                                                                        Page
                                                                        ----
Report of Independent Accountants.........................................22

Financial Statements for Years Ended December 31, 2001, 2000 and 1999
     Balance Sheets.......................................................23
     Statements of Income.................................................24
     Statements of Changes in Stockholders' Equity........................25
     Statements of Cash Flows.............................................26

Schedule II - Valuation and Qualifying Accounts...........................41

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of ADTRAN, Inc.

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of ADTRAN, Inc. at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Birmingham, Alabama
January 28, 2002

FINANCIAL STATEMENTS

Balance Sheets
December 31, 2001 and 2000

     ASSETS

                                                                            2001             2000
                                                                      ----------------------------------
Current Assets
--------------------------------------------------------------------------------------------------------
    Cash and cash equivalents                                           $ 81,280,409     $ 60,748,728
    Short-term investments                                                26,282,961       32,650,183
    Accounts receivable, less allowance for doubtful accounts of
        $3,882,099 and $813,003 in 2001 and 2000, respectively            60,598,867       82,133,831
    Other receivables                                                      9,609,478       35,862,774
    Inventory, net                                                        56,849,470       89,252,729
    Prepaid expenses                                                       3,486,470        4,032,438
    Deferred income taxes                                                  5,904,755        4,505,008
--------------------------------------------------------------------------------------------------------
              Total current assets                                       244,012,410      309,185,691
--------------------------------------------------------------------------------------------------------
Property, plant and equipment,  net                                      120,133,445      123,713,176
Other assets                                                                 489,000          469,000
Long-term investments                                                    157,901,718      112,968,138
--------------------------------------------------------------------------------------------------------
              Total assets                                              $522,536,573     $546,336,005
--------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Accounts payable                                                     $15,551,685     $ 34,113,832
    Accrued expenses                                                       7,721,682        8,560,073
    Income taxes payable                                                   3,352,049        3,734,234
--------------------------------------------------------------------------------------------------------
              Total current liabilities                                   26,625,416       46,408,139
--------------------------------------------------------------------------------------------------------
Bonds payable                                                             50,000,000       50,000,000
Deferred income taxes                                                      8,283,601       15,342,435
--------------------------------------------------------------------------------------------------------
              Total liabilities                                           84,909,017      111,750,574
--------------------------------------------------------------------------------------------------------

Minority interest in subsidiary                                                               160,000

Commitments and Contingencies (see Note 10)

Stockholders' equity
--------------------------------------------------------------------------------------------------------
    Common stock, par value $.01 per share; 200,000,000 shares
       authorized; 39,445,198 shares issued in 2001 and in 2000              394,452          394,452
    Additional paid-in capital                                            96,384,091       96,707,263
    Accumulated other comprehensive income                                 9,374,389       19,870,288
    Retained earnings                                                    350,233,932      332,905,403
    Less treasury stock at cost:  910,236 and 733,192  shares
       in 2001 and 2000, respectively                                    (18,759,308)     (15,451,975)
--------------------------------------------------------------------------------------------------------
              Total stockholders' equity                                 437,627,556      434,425,431
--------------------------------------------------------------------------------------------------------
              Total liabilities and stockholders' liability             $522,536,573     $546,336,005
--------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

Statements of Income
Years ended December 31, 2001, 2000 and 1999

                                                                2001          2000             1999
----------------------------------------------------------------------------------------------------------
Sales                                                        $387,080,690   $462,948,721   $367,207,437
Cost of sales                                                 213,759,507    233,429,280    178,629,643
----------------------------------------------------------------------------------------------------------
         Gross profit                                         173,321,183    229,519,441    188,577,794
----------------------------------------------------------------------------------------------------------

Selling, general and administrative expenses                   95,954,228     87,115,889     71,734,959
Research and development expenses                              58,934,952     50,628,190     42,017,779
----------------------------------------------------------------------------------------------------------
         Operating income                                      18,432,003     91,775,362     74,825,056
----------------------------------------------------------------------------------------------------------

     Interest income                                            8,076,522      9,024,543      5,349,762
     Interest expense                                          (2,068,653)    (1,802,158)    (2,311,667)
     Other expenses                                               (28,527)        (4,125)      (672,920)
     Net realized investment gains (losses)                      (673,851)    84,040,126

Income before provision for income taxes                       23,737,494    183,033,748     77,190,231
----------------------------------------------------------------------------------------------------------
Provision for income taxes                                      6,408,965     62,231,487     26,244,677
----------------------------------------------------------------------------------------------------------
         Net income                                           $17,328,529   $120,802,261    $50,945,554
----------------------------------------------------------------------------------------------------------

Weighted average shares outstanding                            38,567,324     38,647,288     38,334,507
Weighted average shares outstanding assuming dilution /(1)/    38,676,187     39,704,286     38,831,091

Earnings per common share - basic                                    $.45          $3.13          $1.33
Earnings per common share - assuming dilution /(1)/                  $.45          $3.04          $1.31
----------------------------------------------------------------------------------------------------------

/(1)/ Assumes exercise of dilutive stock options calculated under the treasury stock method.

The accompanying notes are an integral part of these financial statements.

Statements of Changes in Stockholders' Equity
Years ended December 31, 2001, 2000 and 1999

                                           Common Stock
                                             Par Value     Additional
                                 Number      ($.01 Per      Paid-In        Retained
                                of shares     Share)        Capital        Earnings      Treasury Stock
---------------------------------------------------------------------------------------------------------
Balance, December 31, 1998    39,422,033     $394,221    $93,053,174    $161,157,588   ($23,216,047)
---------------------------------------------------------------------------------------------------------
Net income                                                                50,945,554
Unrealized gain on
   marketable equity
   securities (net of
   deferred tax of
   $76,000,000)
Stock options exercised:
   various prices per share       23,165          231        192,462                      1,532,589
Purchase of treasury stock:
   20,160 shares                                                                           (325,991)
Income tax benefit from
   exercise of non-qualified
   stock options                                             318,690

Balance, December 31, 1999    39,445,198     $394,452    $93,564,326    $212,103,142   ($22,009,449)
---------------------------------------------------------------------------------------------------------
Net Income                                                               120,802,261
Change in unrealized gain
   on marketable
   equity securities
   (net of deferred tax of
   $22,994,436)
Reclassification adjustment
   for amounts included
   in net income (net of
   income tax of
   $29,954,217)
Stock options exercised:
   various prices per share                                  140,217                      6,627,900
Purchase of treasury stock:
   1,176 shares                                                                             (70,426)
Income tax benefit from
   exercise of
   non-qualified stock
   options                                                 3,002,720

Balance, December 31, 2000    39,445,198     $394,452    $96,707,263    $332,905,403   ($15,451,975)
---------------------------------------------------------------------------------------------------------
Net Income                                                                17,328,529
Change in unrealized gain
   on marketable securities
   (net of deferred tax of
   $4,077,218)
Reclassification adjustment
   for amounts included in
   net income, (net of
   income tax of $1,849,820)
Stock options exercised:
   various prices per share                                 (339,623)                       793,017
Purchase of treasury stock:
   215,000 shares                                                                        (4,100,350)
Income tax benefit from
   exercise of non-qualified
   stock options                                              16,451


Balance, December 31, 2001    39,445,198     $394,452    $96,384,091    $350,233,932   ($18,759,308)
---------------------------------------------------------------------------------------------------------

                                Unrealized
                                 Gain on
                                Marketable          Total
                                  Equity        Stockholders'
                                Securities          Equity
---------------------------------------------------------------
Balance, December 31, 1998               $0      $231,388,936
---------------------------------------------------------------
Net income                                         50,945,554
Unrealized gain on
   marketable equity
   securities (net of
   deferred tax of
   $76,000,000)                 116,000,000       116,000,000
Stock options exercised:
   various prices per share                         1,725,282
Purchase of treasury stock:
   20,160 shares                                     (325,991)
Income tax benefit from
   exercise of non-qualified
   stock options                                      318,690

Balance, December 31, 1999     $116,000,000      $400,052,471
---------------------------------------------------------------
Net Income                                        120,802,261
Change in unrealized gain
   on marketable
   equity securities
   (net of deferred tax of
   $22,994,436)                 (40,719,712)      (40,719,712)
Reclassification adjustment
   for amounts included
   in net income (net of
   income tax of
   $29,954,217)                 (55,410,000)      (55,410,000)
Stock options exercised:
   various prices per share                         6,768,117
Purchase of treasury stock:
   1,176 shares                                       (70,426)
Income tax benefit from
   exercise of
   non-qualified stock
   options                                          3,002,720

Balance, December 31, 2000      $19,870,288      $434,425,431
---------------------------------------------------------------
Net Income                                         17,328,529
Change in unrealized gain
   on marketable securities
   (net of deferred tax of
   $4,077,218)                   (7,220,144)       (7,220,144)
Reclassification adjustment
   for amounts included in
   net income, (net of
   income tax of $1,849,820)     (3,275,755)       (3,275,755)
Stock options exercised:
   various prices per share                           453,394
Purchase of treasury stock:
   215,000 shares                                  (4,100,350)
Income tax benefit from
   exercise of non-qualified
   stock options                                       16,451

Balance, December 31, 2001       $9,374,389      $437,627,556
---------------------------------------------------------------

ADTRAN issued 37,956, 315,314 and 72,911 shares of Treasury Stock to accommodate employee stock option exercises during 2001, 2000 and 1999, respectively. Comprehensive income in 2001 of $6,832,630 consists of net income of $17,328,529 and unrealized losses on marketable securities of $10,495,899 (net of deferred tax).
Comprehensive income in 2000 of $24,672,549 consists of net income of $120,802,261 and unrealized losses on marketable securities of $96,129,712 (net of deferred tax).
Comprehensive income in 1999 of $166,945,554 consists of net income of $50,945,554 and unrealized gains on marketable securities of $116,000,000 (net of deferred tax).
The accompanying notes are an integral part of these financial statements.

Statements of Cash Flows
Years ended December 31, 2001, 2000 and 1999

                                                                             2001             2000                 1999
                                                                      ------------------------------------------------------
Cash flows from operating activities
----------------------------------------------------------------------------------------------------------------------------
    Net income                                                            $17,328,529     $120,802,261         $50,945,554
    Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
       Depreciation                                                        16,798,846       13,418,843          10,546,594
       Gain on sale of property, plant and equipment                                                                (5,050)
       Loss on sale of short-term investments                                 179,729          141,233             417,749
       Gain on sale of long-term investments                               (5,159,414)     (85,040,126)
       Write-down of other equity and debt securities                       5,653,536        1,000,000
       Deferred income taxes                                               (2,527,095)          16,411            (683,237)
       Income tax benefit from exercise of non-qualified
          stock options                                                        16,451        3,002,720             318,690
    Change in operating assets:
       Accounts receivable                                                 21,534,964      (22,096,955)        (13,448,557)
       Inventory, net                                                      32,403,259      (30,683,956)          7,131,803
       Other receivables                                                   26,250,108      (31,430,079)         (3,743,198)
       Prepaid expenses and other assets                                      525,968       (2,871,152)            (55,920)
       Accounts payable                                                   (18,562,147)      21,339,984           1,793,751
       Accrued expenses                                                      (838,391)       1,451,825           2,122,491
       Income taxes payable                                                  (382,185)      (2,362,225)          5,035,664
----------------------------------------------------------------------------------------------------------------------------
         Net cash provided by (used in) operating activities               93,222,158      (13,311,216)         60,376,334
----------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities
----------------------------------------------------------------------------------------------------------------------------
    Expenditures for property, plant and equipment                        (13,215,927)     (32,540,097)        (36,236,622)
    Proceeds from the disposition of property, plant
       and equipment                                                                                                 5,050
    Proceeds from sale of long-term investments                            36,281,649       91,118,394           3,893,832
    Purchases of long-term investments                                    (97,793,588)     (37,027,741)         (1,221,411)
    Proceeds from sale of short-term investments                           59,228,684      177,081,903          38,581,797
    Purchases of short-term investments                                   (53,544,339)    (168,792,543)        (39,285,254)
----------------------------------------------------------------------------------------------------------------------------
         Net cash provided by (used in) investing activities              (69,043,521)      29,839,916         (34,262,608)
----------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
----------------------------------------------------------------------------------------------------------------------------
    Proceeds from issuance of common stock                                    453,394        6,768,117           1,725,282
    Purchase of treasury stock                                             (4,100,350)         (70,426)           (325,991)
----------------------------------------------------------------------------------------------------------------------------
         Net cash provided by (used in) financing activities               (3,646,956)       6,697,691           1,399,291
----------------------------------------------------------------------------------------------------------------------------
         Net increase (decrease) in cash and cash equivalents              20,531,681       23,226,391          27,513,017
Cash and cash equivalents, beginning of year                               60,748,728       37,522,337          10,009,320
----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                                    $81,280,409      $60,748,728         $37,522,337
----------------------------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
    Cash paid during the year for interest                                 $1,867,264       $1,802,158          $2,311,667
    Cash paid during the year for income taxes                            $11,760,534      $61,760,406         $22,094,478
----------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ADTRAN, Inc. designs, develops, manufactures, markets, and services a broad range of high-speed network access products utilized by providers of telecommunications services (serviced by ADTRAN's Carrier Networks Division or
CN) and corporate end-users (serviced by ADTRAN's Enterprise Networks Division or EN) to implement advanced digital data services over public and private networks. ADTRAN also customize many of its products for private label distribution and for original equipment manufacturers to incorporate into their own products. Most of ADTRAN's CN and EN products are connected to the local loop, which is the large existing infrastructure of the telephone network, predominantly consisting of copper wireline, which connects end users to a Central Office, the facility that provides local switching and distribution functions. The balance of ADTRAN's products are used in the Central Office.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents represent demand deposits, money market accounts and short-term investments classified as held-to-maturity (see Note 2) with original maturities of three months or less.

FINANCIAL INSTRUMENTS

The carrying amount reported in the balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the immediate or short-term maturity of these financial instruments. The carrying amount reported for the bonds payable approximates fair value because the underlying instruments are at variable rates that re-price frequently.

Investments represent re-marketed preferred stocks, municipal bonds and marketable equity securities. Re-marketed preferred stocks are designed to be marketed as money market instruments. These instruments' dividend rates reset on a short-term basis to maintain the price of the instruments at par. These instruments may be redeemed on the date the interest rate resets. The fair value of short-term investments is estimated based on quoted market prices (see Note
2). Realized gains or losses are computed under the specific identification method.

Long-term investments represent restricted money market funds (see Note 2), municipal bonds, marketable equity securities and other equity and debt investments. The fair value of the restricted money market funds approximate fair value due to a variable interest rate. Marketable equity securities are reported at market value as determined by the most recently traded price of the securities at the balance sheet date, although the securities may not be readily marketable due to the size of the available market. Unrealized gains and losses, net of tax, are reported as a separate component of stockholders' equity. Realized gains and losses are computed under the specific identification method and are included in current income.

OTHER RECEIVABLES

Other receivables are comprised primarily of accrued interest and amounts due from subcontractors for raw material sales.

INVENTORY

Inventory is carried at the lower of cost or market, with cost being determined using the first-in, first-out method.

PROPERTY, PLANT AND EQUIPMENT

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

LONG-LIVED ASSETS

ADTRAN evaluates long-lived assets used in operations for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying values. An impairment loss would be recognized in the amount by which the recorded value of the asset exceeds the fair value of the asset, measured by the quoted market price of an asset or an estimate based on the best information available in the circumstances. There were no such losses recognized during 2001, 2000, and 1999. ADTRAN does not expect the adoption of SFAS No.'s 141, 142, 143 and 144 to impact this policy.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed as incurred.

COMPREHENSIVE INCOME

Comprehensive Income consists of net income and unrealized gains and losses on marketable securities, net of deferred taxes, and is presented in the Statements of Changes in Stockholder's Equity.

INCOME TAXES

ADTRAN utilizes the asset and liability method of accounting for income taxes which requires the establishment of deferred tax liabilities and assets, as measured by enacted tax rates, for all temporary differences caused when the tax bases of assets and liabilities differ from those reported in the financial statements.

INTEREST IN SUBSIDIARY

ADTRAN consolidates ADTRAN AG, a Switzerland-based subsidiary, and reflected the 25% minority interest as minority interest in the accompanying balance sheet at December 31, 2000. During 2001, ADTRAN purchased the 25% minority interest in ADTRAN AG for am amount approximating its book value.

REVENUE RECOGNITION

Revenue is generally recognized upon shipment of the product to the customer or, in the case of remote customer located warehouses, upon delivery to the customer. Shipping fees are recorded as revenue and the related cost is included in cost of sales. Revenue is recorded net of discounts. Also, revenue is recorded when the product price is fixed and determinable, collection of the resulting receivable is probable, and product returns are reasonably estimable.

EARNINGS PER SHARE

Earnings per common share, and earnings per common share assuming dilution, are based on the weighted average number of common and, when dilutive, common equivalent shares outstanding during the year (see Note 11).

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain 2000 amounts have been reclassified to conform to the 2001 financial statement presentation. These reclassifications had no effect on previously reported net income, operating cash flows or total stockholders' equity.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, which has an effective date of June 30, 2001 for all business combinations initiated after this date. This statement requires all business combinations within the scope of the Statement to be accounted for using the purchase method of accounting. SFAS No. 141 does not currently impact ADTRAN.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets, which has an effective date starting with fiscal years beginning after December 15, 2001. This statement addresses the accounting for goodwill and other intangible assets. SFAS No. 142 does not currently impact ADTRAN.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations ("ARO"), which has an effective date for financial statements for fiscal years beginning after June 15, 2002. This statement addresses the diversity in practice for recognizing asset retirement obligations and requires that obligations associated with the retirement of tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an ARO, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligations for its recorded amount or incurs a gain or loss upon settlement. The impact of SFAS No. 143 is not expected to be material to the Company's financial statements.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which has an effective date for financial statements for fiscal years beginning after December 15, 2001. This statement, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, this statement expands the scope of discounted operations to include all components of an entity with operations that (i) can be distinguished from the rest of the entity and (ii) will be eliminated from the ongoing operations of the entity in a disposal transaction. The impact of SFAS No. 144 is not expected to be material to the Company's financial statements.

NOTE 2 - INVESTMENTS

ADTRAN classifies its securities as either available-for-sale or held-to-maturity. At December 31, 2001 and 2000, ADTRAN held the following securities, recorded at either fair value or amortized cost, which approximates fair value.

December 31, 2001
-----------------------------------------------------------------------------------------------------------------------------------
                                                        Cost or                  Gross                 Gross                  Fair
                                                 Amortized Cost       Unrealized Gains     Unrealized Losses                Values
-----------------------------------------------------------------------------------------------------------------------------------
Available-for-sale securities:
-----------------------------------------------------------------------------------------------------------------------------------
Restricted money market funds                       $50,000,000                                                        $50,000,000
Municipal bonds                                      71,396,688               $242,072            ($684,961)            70,953,799
Marketable equity securities                         19,004,225             16,872,101           (1,743,808)            34,132,518
Other equity securities                                 811,705                                                            811,705
Total available-for-sale securities                $141,212,618            $17,114,173          ($2,428,769)          $155,898,022
-----------------------------------------------------------------------------------------------------------------------------------
Held-to-maturity investments:
-----------------------------------------------------------------------------------------------------------------------------------
Municipal bonds and other  government
fixed income securities                             $25,972,779                                                        $25,972,779
Other debt securities                                 2,313,877                                                          2,313,877
Total held-to-maturity securities                   $28,286,656                                                        $28,286,656
-----------------------------------------------------------------------------------------------------------------------------------

December 31, 2000
-----------------------------------------------------------------------------------------------------------------------------------
                                                        Cost or                  Gross                 Gross                  Fair
                                                 Amortized Cost       Unrealized Gains     Unrealized Losses                Values
-----------------------------------------------------------------------------------------------------------------------------------
Available-for-sale securities:
-----------------------------------------------------------------------------------------------------------------------------------
Restricted money market funds                       $50,000,000                                                        $50,000,000
Municipal bonds                                      15,055,318                 $6,449             ($16,630)            15,045,137
Marketable equity securities                         10,602,403             32,201,010             (690,220)            42,113,193
Other equity securities                               5,809,808                                                          5,809,808
Total available-for-sale securities                 $81,467,529            $32,207,459            ($706,850)          $112,968,138
-----------------------------------------------------------------------------------------------------------------------------------
Held-to-maturity investments:
-----------------------------------------------------------------------------------------------------------------------------------
Municipal bonds and other  government
fixed income securities                             $32,650,183                                                        $32,650,183
Total held-to-maturity securities                   $32,650,183                                                        $32,650,183
-----------------------------------------------------------------------------------------------------------------------------------

Gross realized gains on the sale of available-for-sale securities were approximately $6,046,000 and gross realized losses were approximately $1,066,000 for the year ended December 31, 2001.

NOTE 3 - INVENTORY

At December 31, 2001 and 2000 inventory was comprised of the following:

                                                                                  2001                2000
                                                                        -----------------------------------------
Raw materials                                                                     $32,838,488        $50,011,508
Work in process                                                                     5,154,555         12,606,275
Finished goods                                                                     18,856,427         26,634,946
-----------------------------------------------------------------------------------------------------------------
                                                                                  $56,849,470        $89,252,729

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

At December 31, 2001 and 2000, property, plant and equipment was comprised of the following:

                                                                                  2001                2000
                                                                        -----------------------------------------
Land                                                                           $  4,263,104         $ 4,263,104
Building                                                                         70,151,495          67,810,999
Land improvements                                                                14,430,404          14,452,983
Office machinery and equipment                                                   49,890,659          43,496,263
Engineering machinery and equipment                                              51,490,165          47,112,131
-----------------------------------------------------------------------------------------------------------------
                                                                                190,225,827         177,135,480
Less accumulated depreciation                                                   (70,092,383)        (53,422,304)
-----------------------------------------------------------------------------------------------------------------
                                                                               $120,133,444        $123,713,176
-----------------------------------------------------------------------------------------------------------------

NOTE 5 - ALABAMA STATE INDUSTRIAL DEVELOPMENT AUTHORITY FINANCING

In conjunction with an expansion of its Huntsville, Alabama facility, ADTRAN was approved for participation in an incentive program offered by the State of Alabama Industrial Development Authority (the "Authority"). Pursuant to the program, on January 13, 1995, the Authority issued $20,000,000 of its taxable revenue bonds and loaned the proceeds from the sale of the bonds to ADTRAN. The bonds were originally purchased by AmSouth Bank of Alabama, Birmingham, Alabama (the "Bank"). First Union National Bank of Tennessee, Nashville, Tennessee, (the "Bondholder") purchased the original bonds from the Bank and made further advances to the Authority bringing the total amount outstanding to $50,000,000. An Amended and Restated Taxable Revenue Bond ("Amended and Restated Bond"), was issued and the original financing agreement was amended. The Amended and Restated Bond bears interest, payable monthly. In 2001, the interest rate was 45 basis points above the money market rate of the Bondholder through September 30. During the fourth quarter the interest rate was 45 basis points above the certificate of deposit rate of the Bondholder. The Amended and Restated Bond matures on January 1, 2020. ADTRAN is required to make payments to the Authority in amounts necessary to pay the principal of and interest on the Amended and Restated Bond. Included in long-term investments is $50,000,000, which is restricted money market funds, which is a collateral deposit against the principal of this bond.

NOTE 6 - INCOME TAXES

A summary of the components of the provision for income taxes as of December 31, 2001, 2000 and 1999 are as follows:

                                                                   2001              2000             1999
                                                             ----------------------------------------------------
Current
Federal                                                           $6,919,148       $58,300,783      $24,764,291
State                                                              2,016,912         3,914,293        2,163,623
-----------------------------------------------------------------------------------------------------------------
Total Current                                                      8,936,059        62,215,076       26,927,914
Deferred tax provision (benefit)                                  (2,527,095)           16,411         (683,237)
-----------------------------------------------------------------------------------------------------------------
Total provision for income taxes                                  $6,408,965       $62,231,487      $26,244,677

The provision for income taxes differs from the amounts computed by applying the Federal statutory rate due to the following:

                                                                   2001              2000             1999
                                                              ---------------------------------------------------
Tax provision computed at the Federal statutory rate
   (35% in 2001,  2000 and 1999)                                $8,307,916       $64,061,831       $27,016,582
State income tax provision, net of Federal benefit                 988,075         2,544,290         1,406,353
Federal research credits                                        (2,386,068)       (2,970,013)       (1,880,205)
Tax exempt income                                                 (897,771)       (1,060,586)
Other                                                              396,813          (344,035)         (298,053)
-----------------------------------------------------------------------------------------------------------------
                                                                $6,408,965       $62,231,487       $26,244,677

Temporary differences which create deferred tax assets and liabilities at December 31, 2001 and 2000 are as follows:

                                                             2001                            2000
                                                 ---------------------------------------------------------------
                                                    Current        Non-current     Current       Non-current
Accumulated depreciation                                          ($5,310,950)                     ($4,611,379)
Investments                                                        (2,972,651)                     (10,731,056)
Accounts receivable                                  $1,644,845                      $303,413
Inventory                                             2,735,264                     2,230,423
Accruals                                              1,524,646                     1,371,763
Suspended research and development credit                                             599,409
----------------------------------------------------------------------------------------------------------------
Deferred tax asset (liability)                       $5,904,755   ($8,283,601)     $4,505,008     ($15,342,435)

No valuation allowance is deemed necessary by management, as the realization of recorded deferred tax assets is considered more likely than not.

NOTE 7 - STOCK OPTION PLANS

The Board of Directors of ADTRAN adopted the 1996 Employees Incentive Stock Option Plan (the "1996 Plan") effective February 14, 1996, as amended, under which 8,488,100 shares of common stock were reserved for issuance to certain employees and officers through incentive stock options and non-qualified stock options. ADTRAN currently has options outstanding under its 1986 Employee Incentive Stock Option Plan (the "1986 Plan"), which expired on February 14, 1996. Options granted under the 1996 Plan or the 1986 Plan become exercisable after one year of continued employment, normally pursuant to a five-year vesting schedule beginning on the first anniversary of the grant date. In 2000, the Board of Directors voted to reduce the vesting schedule to four years beginning on the first anniversary of the grant date for new grants effective January 2000. Expiration dates of options outstanding under the 1996 Plan and the 1986 Plan at December 31, 2001 range from 2002 to 2011.

The Board of Directors of ADTRAN adopted the Directors Stock Option Plan ("Directors Plan") effective October 31, 1995, as amended, under which 200,000 shares of common stock have been reserved. The Directors Plan is a formula plan to provide options to directors of ADTRAN. At December 31, 2001, 92,000 options had been granted under the Directors Plan. Expiration dates of options outstanding under the Directors Plan at December 31, 2001 range from 2005 to 2011.

Pertinent information regarding the Company's stock option plans is as follows:

                                                     Number of  Range of Exercise     Weighted Average      Vesting
                                                       Options        Prices           Exercise Price     Provisions
------------------------------------------------------------------------------------------------------------------------
Options outstanding, December 31, 1998               2,179,786     $.50  -  $65.75         $27.78           Various
------------------------------------------------------------------------------------------------------------------------
Options granted                                        520,000   $18.13  -  $39.69         $35.75           Various
Options granted                                        642,000   $18.88  -  $65.75         $36.05           Various
Options cancelled                                    (153,225)   $21.28  -  $65.75         $32.52           Various
Options exercised                                     (96,076)     $.50  -  $31.75         $17.96           Various
------------------------------------------------------------------------------------------------------------------------
Options outstanding, December 31, 1999               3,092,485    $1.50  -  $65.75         $30.88           Various
------------------------------------------------------------------------------------------------------------------------
Options granted                                        779,415    $39.00 -  $69.81         $67.82           Various
Options granted                                        616,185    $21.25 -  $69.81         $67.12           Various
Options cancelled                                    (155,710)    $18.13 -  $69.81         $37.36           Various
Options exercised                                    (315,314)     $1.50 -  $65.75         $21.47           Various
------------------------------------------------------------------------------------------------------------------------
Options outstanding, December 31, 2000               4,017,061    $1.67  -  $69.81         $44.02           Various
------------------------------------------------------------------------------------------------------------------------
Options granted                                      1,442,890    $19.23 -  $28.08         $25.54           Various
Options cancelled                                    (266,746)    $21.31 -  $69.81         $44.04           Various
Options exercised                                     (36,670)     $1.67 -  $25.38         $12.36           Various
------------------------------------------------------------------------------------------------------------------------
Options outstanding, December 31, 2001               5,156,535    $1.67  -  $69.81         $27.31           Various
------------------------------------------------------------------------------------------------------------------------

The following table summarizes information about stock options outstanding at December 31, 2001:

OPTIONS OUTSTANDING

                                                Weighted
                                                Average            Weighted                                Weighted
     Range of                Number             Remaining           Average             Number             Average
 Exercise Prices           Outstanding       Contractual Life     Exercise Price      Exercisable        Exercise Price
 $2.50  -  $3.33                14,570            1.72               $3.15                 14,570            $3.15
 $18.13 - $21.31               739,715            6.77              $21.19                419,030           $21.16
 $21.81 - $27.50             1,859,706            8.46              $25.40                373,936           $25.27
 $28.06 - $46.25             1,106,990            7.28              $35.90                438,334           $36.42
 $49.56 - $69.81             1,435,554            7.83              $68.36                541,358           $67.07
--------------------------------------------------------------------------------------------------------------------------
                             5,156,535                                                  1,787,228

The options above were issued at exercise prices which approximate fair market value at the date of grant. At December 31, 2001, 3,268,996 options were available for grant under the plans. ADTRAN applies APB Opinion No. 25 and related interpretations in accounting for our stock option plans. Accordingly, no compensation cost has been recognized related to stock options. Had compensation cost for ADTRAN's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed in SFAS No. 123, net income and earnings per share would have been reduced to the pro forma amounts indicated below:

PRO FORMA NET INCOME & EARNINGS PER SHARE

                                                          2001                   2000                 1999
                                             ------------------------------------------------------------------
Net income - as reported                               $17,328,529          $120,802,261         $50,945,554
Net income - pro forma                                    (540,238)          108,525,119          44,903,017
Earnings per share - as reported
assuming dilution                                             $.45                 $3.04               $1.31
Earnings per share - pro forma assuming
dilution                                                     ($.01)                $2.73               $1.16

The pro forma amounts reflected above are not representative of the effects on reported net income in future years because, in general, the options granted typically do not vest for several years and additional awards are made each year. The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

WEIGHTED AVERAGE ASSUMPTIONS

                                       2001    2000    1999
                                    --------------------------
Dividend yield                            0%      0%       0%
Expected life (years)                      5       5        6
Expected volatility                    53.1%   55.4%    59.4%
Risk-free interest rate                4.72%   6.18%    5.69%

NOTE 8 - EMPLOYEE BENEFIT PLAN

Effective January 1, 1990, ADTRAN adopted a savings plan (the "Savings Plan") for the benefit of eligible employees. The Savings Plan allows employees to contribute part of their compensation to the plan on a tax-deferred basis, and requires ADTRAN to contribute an amount equal to 3% of compensation each year for eligible employees who have completed a year of service. The Savings Plan is intended to qualify under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended (the "Code"), and is intended to be a "safe harbor" 401(k) plan under code Section 401(k)(12). Prior to January 1, 2001, ADTRAN contributed matching contributions in an amount equal to 50% of each eligible employees elective deferrals under the Savings Plan, up to 5% of the employee's compensation for the plan year. All contributions under the Savings Plan are 100% vested. Charges to operations for the Savings Plan amounted to approximately $2,456,000, $1,368,000, $1,288,000, in 2001, 2000 and 1999,
respectively.

NOTE 9 - SEGMENT INFORMATION AND MAJOR CUSTOMERS

ADTRAN, Inc. operates two reportable segments - (1) Carrier Networks (CN) and
(2) Enterprise Networks (EN). The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies" (see
Note 1) to the extent that such policies affect the reported segment information. ADTRAN evaluates the performance of its segments based on gross profit; therefore, selling, general and administrative costs, as well as research and development, interest income/expense, and provision for taxes, is reported on an entity-wide basis only. There are no inter-segment revenues.

The following table presents information about the reported sales and gross profit of ADTRAN for each of the years ended December 31, 2001, 2000 and 1999. Asset information by reportable segment is not reported, since ADTRAN does not produce such information internally.

SALES BY MARKET SEGMENT
(In Thousands)

                                2001                              2000                             1999
                   ---------------------------------------------------------------------------------------------------
                        Sales        Gross Profit        Sales        Gross Profit        Sales        Gross Profit
                   ---------------------------------------------------------------------------------------------------
CN                      $238,367          $ 93,643       $315,228          $ 146,886      $230,967          $ 108,809
EN                       148,714            79,677        147,721             82,633       136,240             79,769
----------------------------------------------------------------------------------------------------------------------
Total                   $387,081          $173,320       $462,949           $229,519      $367,207           $188,578

The following is sales information by product and geographic area for the years ended December 31, 2001, 2000 and 1999:

SALES BY PRODUCT
(In Thousands)

                                                                         2001                 2000                  1999
                                                                 ----------------------------------------------------------------
Digital Business Transport (DBT) / Total Reach(R)                        $86,794              $141,996              $133,064
High-bit-rate Digital Subscriber Line (HDSL) / T1                        192,850               233,073               203,894
Systems                                                                  107,437                87,880                30,249
---------------------------------------------------------------------------------------------------------------------------------
Total                                                                   $387,081              $462,949              $367,207

SALES BY GEOGRAPHIC REGION
(In Thousands)
                                                                         2001                 2000                  1999
                                                                 ----------------------------------------------------------------
United States                                                           $369,422              $448,810              $357,699
Foreign                                                                   17,659                14,139                 9,508
---------------------------------------------------------------------------------------------------------------------------------
Total                                                                   $387,081              $462,949              $367,207

Sales of ADTRAN's network access equipment to the Regional Bell Operating Companies (RBOCs) and GTE, also known as Incumbent Local Exchange Carriers (ILECs), amounted to approximately 59%, 56% and 55% of total sales during the years ended December 31, 2001, 2000 and 1999, respectively. ADTRAN's EN Division sells a significant portion of our products to value-added resellers through a multi-tier distribution system. Sales of this type amounting to 26%, 26%, and 27% of ADTRAN's revenue for each of the years ended December 31, 2001, 2000 and 1999, respectively, were routed through four primary fulfillment distributors.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

ADTRAN has certain contingent liabilities resulting from litigation arising in the normal course of business. Although the outcome of any litigation can never be certain, it is ADTRAN's opinion that the outcome of such contingencies will not materially affect its business, operations, financial condition or cash flows.

ADTRAN leases office space and equipment under operating leases which expire at various dates through 2003. As of December 31, 2001, future minimum rental payments under non-cancellable operating leases are approximately as follows:

2002                                                                 $438,000
2003                                                                  110,000
------------------------------------------------------------------------------
Total                                                                $548,000
------------------------------------------------------------------------------

Rental expense was approximately $754,000, $846,000 and $988,000 in 2001, 2000 and 1999, respectively.

NOTE 11 - EARNINGS PER SHARE

A summary of the calculation of basic and diluted earnings per share (EPS) for the years ended December 31, 2001, 2000 and 1999 is as follows:

                                                                    For the Year Ended December 31, 2001
                                                       ---------------------------------------------------------------
                                                              Income               Shares              Per-Share
                                                           (Numerator)          (Denominator)           Amount
Basic EPS
----------------------------------------------------------------------------------------------------------------------
Income available to common stockholders                         $17,328,529           38,567,324         $.45

Effect of Dilutive Securities
----------------------------------------------------------------------------------------------------------------------
Stock Options                                                                            108,863

Diluted EPS
----------------------------------------------------------------------------------------------------------------------
Income available to common stockholders
   (with dilution) for assumed options exercised                $17,328,529           38,676,187         $.45

                                                                    For the Year Ended December 31, 2000
                                                       ---------------------------------------------------------------
                                                              Income               Shares              Per-Share
                                                           (Numerator)          (Denominator)           Amount
Basic EPS
----------------------------------------------------------------------------------------------------------------------
Income available to common stockholders                        $120,802,261           38,647,288         $3.13

Effect of Dilutive Securities
----------------------------------------------------------------------------------------------------------------------
Stock Options                                                                          1,056,998

Diluted EPS
----------------------------------------------------------------------------------------------------------------------
Income available to common stockholders
   (with dilution) for assumed options exercised               $120,802,261           39,704,286        $3.04*

                                                                    For the Year Ended December 31, 1999
                                                       ---------------------------------------------------------------
                                                              Income               Shares              Per-Share
                                                           (Numerator)          (Denominator)           Amount
Basic EPS
----------------------------------------------------------------------------------------------------------------------
Income available to common stockholders                         $50,945,554           38,334,507         $1.33

Effect of Dilutive Securities
----------------------------------------------------------------------------------------------------------------------
Stock Options                                                                            496,584

Diluted EPS
----------------------------------------------------------------------------------------------------------------------
Income available to common stockholders
   (with dilution) for assumed options exercised                $50,945,554           38,831,091         $1.31

*ADTRAN reported a realized investment gain from the sale of certain marketable equity securities, resulting in an after-tax gain of $55,410,000 ($1.39 per share assuming dilution). Earnings on a per share basis before the realized investment gain, assuming dilution, for the twelve months ended December 31, 2000 was $1.65.

The following options were outstanding during the respective years shown below, but were not included in the computation of that year's diluted EPS because the options' exercise price was greater than the average market price of the common shares shown below.

OUTSTANDING OPTIONS

                 2001                                           2000                                       1999
-----------------------------------------   -------------------------------------------  ------------------------------------------
  Options       Exercise                        Options        Exercise                    Options       Exercise
  Granted        Price        Expiration        Granted          Price      Expiration     Granted         Price       Expiration
   34,450     $30.50-$46.25      2005           226,400     $56.25-$65.75      2006           46,000   $31.75-$46.25       2005
  220,800     $39.75-$65.75      2006             4,000     $65.75             2009          276,000   $39.75-$65.75       2006
  472,566     $25.38-$42.38      2007         1,316,150     $40.00-$69.81      2010           23,100   $37.88-$42.72       2007
   11,675     $26.25-$31.00      2008                                                      1,083,710   $36.06-$51.44       2009
  967,140     $25.38-$51.44      2009
1,274,364     $39.00-$69.81      2010
1,396,090     $25.34-$28.08      2011

NOTE 12 - SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents unaudited quarterly operating results for each of ADTRAN's last eight fiscal quarters. This information has been prepared by ADTRAN on a basis consistent with our audited financial statements and includes all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the data.

UNAUDITED QUARTERLY OPERATING RESULTS
(In thousands, except for per share amounts)

Three Months Ended                              March 31, 2001     June 30, 2001      September 30, 2001       December 31, 2001
---------------------------------------------------------------------------------------------------------------------------------
Net sales                                             $105,276           $97,198                 $95,513                 $89,094
Gross profit                                            45,434            45,559                  42,399                  39,929
Operating income                                         4,521             5,796                   5,098                   3,017
Net income                                               3,959             4,637                   4,950                   3,783
/(1)/ Earnings per common share assuming                  $.10              $.12                    $.13                    $.10
   dilution
Earnings per common share                                 $.10              $.12                    $.13                    $.10
---------------------------------------------------------------------------------------------------------------------------------

Three Months Ended                              March 31, 2000     June 30, 2000      September 30, 2000       December 31, 2000
---------------------------------------------------------------------------------------------------------------------------------
Net sales                                              $99,470          $114,447                $127,277                 $121,755
Gross profit                                            54,404            61,670                  65,953                   47,492
Operating income                                        24,470            27,249                  30,219                    9,837
/(2)/ Net income                                        16,794            18,648                  76,868                    8,493
/(1)/ Earnings per common share assuming                  $.42              $.47                   $1.93                     $.22
    dilution
Earnings per common share                                 $.44              $.48                   $1.99                     $.22
---------------------------------------------------------------------------------------------------------------------------------

/(1)/ Assumes exercise of dilutive stock options calculated under the treasury stock method.
/(2)/ Net Income for Q3 2000 includes the realized gain from the sale of certain marketable equity securities, resulting in an after-tax gain of $55,410,000.

NOTE 13 - SUBSEQUENT EVENT

On January 28, 2002, the Company's Board of Directors approved a voluntary stock option exchange program for its employees, executive officers and directors. In conjunction with the exchange offer, the Company filed a Tender Offer Statement on Schedule TO with the Securities and Exchange Commission. Under the option exchange program, holders of options to purchase the Company's common stock who have not received options after July 23, 2001 will be given the opportunity to exchange unexercised stock options granted prior to September 30, 2000 with exercises prices of at least $40 per share. For every four shares of an eligible option, three shares will be made available under the new option grant. The new grant will be no earlier than six months and two days after the expiration of the offer to exchange, and the exercise price of the new options will equal the last reported trading price of the Company's common stock on the new grant date.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

No independent certified public accountant of ADTRAN has resigned, indicated any intent to resign or been dismissed as the independent certified public accountant of ADTRAN during the three fiscal years ended December 31, 2001 or subsequent thereto.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------------------------------------------------------------------------------

Information relating to nominees for director of ADTRAN and compliance with
Section 16(a) of the Securities Exchange Act of 1934 is set forth under the captions "Proposal 1-Election of Directors-Information Regarding Nominees for Director" and "Section 16(a) Beneficial Ownership Reporting Compliance," respectively, in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 16, 2002. Such information is incorporated herein by reference. The definitive Proxy Statement was filed with the Securities and Exchange Commission on March 11, 2002. Information relating to the executive officers of ADTRAN, pursuant to Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K, is set forth at Part I, Item 4(A) of this report under the caption "Executive Officers of the Registrant." Such information is incorporated herein by reference.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------

Information relating to existing or proposed relationships or transactions between ADTRAN and any affiliate of ADTRAN is set forth under the captions "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" in the Proxy Statement referred to in
Item 10 above. Such information is incorporated herein by reference.

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

                  Balance Sheets as of December 31, 2001 and 2000

                  Statements of Income for the years ended December 31, 2001, 2000 and 1999

                  Statements of Changes in Stockholders' Equity for the years ended December 31, 2001, 2000 and 1999

                  Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999

                  Notes to Financial Statements

         2.   Financial Statement Schedules

                  Schedule II - Valuation and Qualifying Accounts

         3.   Exhibits

The following exhibits are filed with or incorporated by reference in this report. Where such filing is made by incorporation by reference to a previously filed registration statement or report, such registration statement or report is identified in parentheses. We will furnish any exhibit upon request to:
ADTRAN, Inc., Attn: Investor Relations, P.O. Box 140000, 901 Explorer Boulevard, Huntsville, Alabama 35814. There is a charge of $.50 per page to cover expenses for copying and mailing.

 Exhibit
 Number                                              Description
 -------                                             -----------

 3.1 Certificate of Incorporation, as amended (Exhibit 3.1 to ADTRAN's Registration Statement on Form S-1, No. 33-81062 (the "Form S-1 Registration Statement")).

 3.2 Bylaws, as amended (Exhibit 3.2 to ADTRAN's Annual Report on Form 10-K for the year ended December 31, 2000).

10.1 Documents relative to the $50,000,000 Taxable Revenue Bond, Series 1995 (ADTRAN, Inc. Project) issued by the Alabama State Industrial Development Authority, consisting of the following (Exhibit 10.1 to ADTRAN's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (the "1997 Form 10-Q")):

              (a) First Amended and Restated Financing Agreement dated April 25, 1997, among the State Industrial Development Authority, a public corporation organized under the laws of the State of Alabama (the "Authority"), ADTRAN and First Union National Bank of Tennessee, a national banking corporation (the "Bondholder");

              (b) First Amended and Restated Loan Agreement dated April 25, 1997, between the Authority and ADTRAN;

              (c) First Amended and Restated Specimen Taxable Revenue Bond, Series 1995 (ADTRAN, Inc. Project);

              (d) First Amended and Restated Specimen Note from ADTRAN to the Bondholder, dated April 25, 1997;

              (e) Investment Agreement dated April 25, 1997 among ADTRAN, the Bondholder and AmSouth Bank of Alabama, an Alabama banking corporation;

 Exhibit
 Number                                              Description
 -------                                             -----------

              (f) Resolution of the Authority authorizing the amendment of certain documents, dated April 25, 1997, relating to the $50,000,000 Taxable Revenue Bond, Series 1995 (ADTRAN, Inc. Project);

              (g) Resolution of ADTRAN authorizing the First Amended and Restated Financing Agreement, the First Amended and Restated Loan Agreement, the First Amended and Restated Note, and the Investment Agreement.

10.2 Tax Indemnification Agreement dated July 1, 1994 by and among ADTRAN and the stockholders of ADTRAN prior to ADTRAN's initial public offering of Common Stock (Exhibit 10.5 to the 1994 Form 10-K).

10.3          Management Contracts and Compensation Plans:

              (a) 1996 Employees Stock Incentive Plan (Exhibit 10.4 to ADTRAN's Annual Report on Form 10-K for the year ended December 31, 1995 (the "1995 Form 10-K")).

              (b) 1995 Directors Stock Incentive Plan (Exhibit 10.4 to 1995 Form 10-K).

              (c)   Offer to Exchange dated January 28, 2002 (Exhibit
                    (a)(1)(A) to ADTRAN's Tender Offer Statement on Schedule TO (the "Schedule TO") filed on January 28, 2002, as amended by Amendment No. 1 to Schedule TO filed on February 13, 2002).

              (d) Form of Election Form Concerning Exchange of Stock Options (Exhibit (a)(1)(B) to the Schedule TO filed on January 28, 2002, as amended by Amendment No. 1 to Schedule TO filed on February 13, 2002).

  *23         Consent of PricewaterhouseCoopers LLP

  *24         Powers of Attorney

*Filed herewith
---------------

(b)      Reports on Form 8-K.  None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2002.

                                   ADTRAN, Inc.
                                   (Registrant)

                                   By:/s/ James E. Matthews
                                     ----------------------
                                   James E. Matthews

                                   Senior Vice President - Finance,
                                   Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 28, 2002.

Signature                          Title
---------                          -----

/s/ Mark C. Smith                  Chairman of the Board, Chief
---------------------------        Executive Officer and Director
Mark C. Smith

/s/ Howard A. Thrailkill           President, Chief Operating Officer
---------------------------        and Director
Howard A. Thrailkill

/s/ Lonnie S. McMillian*           Secretary and Director
---------------------------
Lonnie S. McMillian

/s/ Richard A. Anderson*           Director
---------------------------
Richard A. Anderson

/s/ W. Frank Blount*               Director
---------------------------
W. Frank Blount

/s/ William L. Marks*              Director
---------------------------
William L. Marks

/s/Roy J. Nichols*                 Director
---------------------------
Roy J. Nichols

/s/ James L. North*                Director
---------------------------
James L. North

/s/ James E. Matthews              Senior Vice President-Finance,
---------------------------        Chief Financial Officer and Treasurer
James E. Matthews

*By:/s/Howard A. Thrailkill
   ------------------------
    Howard A. Thrailkill
    as Attorney in Fact

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS

                                       Balance at                                               Balance
                                      Beginning of                                             at end of
                                         Period           Additions         Deductions           Period
Year ended December 31, 2001
-------------------------------------------------------------------------------------------------------------
Allowance for Doubtful Accounts              $813,003        $3,253,914           $184,818        $3,882,099
Inventory Reserve                          $4,637,682        $5,388,061         $4,422,823        $5,602,920
Warranty Liability                         $1,519,945        $3,718,882         $3,962,074        $1,276,753

Year ended December 31, 2000
-------------------------------------------------------------------------------------------------------------
Allowance for Doubtful Accounts            $1,018,400           $20,578           $225,975          $813,003
Inventory Reserve                          $5,306,503        $6,347,345         $7,016,167        $4,637,682
Warranty Liability                         $1,519,945        $3,326,866         $3,326,866        $1,519,945

Year ended December 31, 1999
-------------------------------------------------------------------------------------------------------------
Allowance for Doubtful Accounts              $958,805          $400,215           $340,620        $1,018,400
Inventory Reserve                          $1,148,731        $6,006,173         $1,848,401        $5,306,503
Warranty Liability                         $1,519,945        $2,501,073         $2,501,073        $1,519,945

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

 3.2 Bylaws, as amended (Exhibit 3.2 to ADTRAN's Annual Report on Form 10-K for the year ended December 31, 2000).

10.1 Documents relative to the $50,000,000 Taxable Revenue Bond, Series 1995 (ADTRAN, Inc. Project) issued by the Alabama State Industrial Development Authority, consisting of the following (Exhibit 10.1 to ADTRAN's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (the "1997 Form 10-Q")):

              (a) First Amended and Restated Financing Agreement dated April 25, 1997, among the State Industrial Development Authority, a public corporation organized under the laws of the State of Alabama (the "Authority"), ADTRAN and First Union National Bank of Tennessee, a national banking corporation (the "Bondholder");

              (b) First Amended and Restated Loan Agreement dated April 25, 1997, between the Authority and ADTRAN;

              (c) First Amended and Restated Specimen Taxable Revenue Bond, Series 1995 (ADTRAN, Inc. Project);

              (d) First Amended and Restated Specimen Note from ADTRAN to the Bondholder, dated April 25, 1997;

              (e) Investment Agreement dated April 25, 1997 among ADTRAN, the Bondholder and AmSouth Bank of Alabama, an Alabama banking corporation;

              (f) Resolution of the Authority authorizing the amendment of certain documents, dated April 25, 1997, relating to the $50,000,000 Taxable Revenue Bond, Series 1995 (ADTRAN, Inc. Project);

              (g) Resolution of ADTRAN authorizing the First Amended and Restated Financing Agreement, the First Amended and Restated Loan Agreement, the First Amended and Restated Note, and the Investment Agreement.

10.2 Tax Indemnification Agreement dated July 1, 1994 by and among ADTRAN and the stockholders of ADTRAN prior to ADTRAN's initial public offering of Common Stock (Exhibit 10.5 to the 1994 Form 10-K).

10.3          Management Contracts and Compensation Plans:

              (a) 1996 Employees Stock Incentive Plan (Exhibit 10.4 to ADTRAN's Annual Report on Form 10-K for the year ended December 31, 1995 (the "1995 Form 10-K")).

              (b) 1995 Directors Stock Incentive Plan (Exhibit 10.4 to 1995 Form 10-K).

              (c)  Offer to Exchange dated January 28, 2002 (Exhibit
                   (a)(1)(A) to ADTRAN's Tender Offer Statement on Schedule TO (the "Schedule TO") filed on January 28, 2002, as amended by Amendment No. 1 to Schedule TO filed on February 13, 2002).

              (d) Form of Election Form Concerning Exchange of Stock Options (Exhibit (a)(1)(B) to the Schedule TO filed on January 28, 2002, as amended by Amendment No. 1 to Schedule TO filed on February 13, 2002).

 Exhibit
 Number                                              Description
 -------                                             -----------

  *23         Consent of PricewaterhouseCoopers LLP
  *24         Powers of Attorney

*Filed herewith
 --------------