Form 10-Q
period 2002-03-31
ADTRAN INC
filed 2002-05-15
CIK 926282

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the Quarterly Period Ended March 31, 2002

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

                                __________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No ___
                                       ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date:

        Class                                     Outstanding at April 30, 2002
-----------------------                           -----------------------------

Common Stock, $.01 Par Value                           38,562,322 shares

                                  ADTRAN, INC.

                          Quarterly Report on Form 10-Q
                      For the Quarter Ended March 31, 2002

                                Table of Contents
                               -------------------

Item                                                                                                      Page
Number                                   PART I. FINANCIAL INFORMATION                                    Number
------                                                                                                    ------
    1          Financial Statements:

               Condensed Balance Sheets as of March 31, 2002 (unaudited) and
               December 31, 2001 (audited)                                                                   3

               Condensed Statements of Income for the three months
               ended March 31, 2002 and 2001 (unaudited)                                                     4

               Condensed Statements of Cash Flows for the three
               months ended March 31, 2002 and 2001 (unaudited)                                              5

               Notes to Condensed Financial Statements (unaudited)                                           6

    2          Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                                    10

    3          Quantitative and Qualitative Disclosures About Market Risk                                   16

                                             PART II. OTHER INFORMATION

    6          Exhibits and Reports on Form 8-K                                                             16

                                                    SIGNATURE                                               16

                          PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATMENTS
---------------------------
                                  ADTRAN, INC.
                            CONDENSED BALANCE SHEETS

                                                   ASSETS
                                                                            March 31,           December 31,
                                                                              2002                 2001
                                                                              ----                 ----
                                                                           (Unaudited)           (Audited)
Current assets:
     Cash and cash equivalents................................                $83,388,445       $ 81,280,409
     Short-term investments...................................                 30,823,999         26,282,961
     Accounts receivable, less allowance for
        doubtful accounts of  $3,533,447 and $3,882,099
        in 2002 and 2001, respectively........................                 55,757,007         60,598,867
     Other receivables........................................                  7,412,297          9,609,478
     Inventory, net...........................................                 47,204,889         56,849,470
     Prepaid expenses.........................................                  3,230,713          3,486,470
     Deferred income taxes....................................                  5,904,755          5,904,755
                                                                              -----------       ------------
               Total current assets...........................                233,722,105        244,012,410

Property, plant and equipment, less accumulated
     depreciation of $74,265,786 and $70,092,383
     in 2002 and 2001, respectively...........................                 116,254,421       120,133,445
Other assets..................................................                     469,000           489,000
Long-term investments.........................................                 173,789,118       157,901,718
                                                                              ------------      ------------
                                                                              $524,234,644      $522,536,573
                                                                              ============      ============

                                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable.........................................                $ 17,032,758      $ 15,551,685
     Accrued expenses.........................................                   9,577,472         7,721,682
     Income taxes payable.....................................                   4,067,670         3,352,049
                                                                              ------------      ------------
           Total current liabilities..........................                  30,677,900        26,625,416
Long term liabilities:
     Bonds payable............................................                  50,000,000        50,000,000
     Deferred income taxes....................................                   5,696,732         8,283,601
                                                                              ------------      ------------
          Total liabilities...................................                  86,374,632        84,909,017
                                                                              ------------      ------------

Stockholders' equity:
     Common stock, par value $.01 per share,
        200,000,000 shares authorized: 39,445,198 shares
        issued in 2002 and 2001.........-.....................                     394,452           394,452
     Additional paid-in capital...............................                  96,292,937        96,384,091
     Accumulated other comprehensive income...................                   4,793,431         9,374,389
     Retained earnings........................................                 354,574,610       350,233,932
        Less treasury stock at cost: 882,876 and 910,236
         shares in 2002 and 2001, respectively................                 (18,195,418)      (18,759,308)
                                                                              ------------      ------------
     Total stockholders' equity...............................                 437,860,012       437,627,556
                                                                              ------------      ------------
                                                                              $524,234,644      $522,536,573
                                                                              ============      ============

                 See notes to condensed financial statements

                                  ADTRAN, INC.
                         CONDENSED STATEMENTS OF INCOME

                                   (Unaudited)

                                                                              Three Months Ended
                                                                                  March 31,
                                                                           2002               2001
                                                                           ----               ----

Sales...........................................................         $83,341,983       $105,275,747
Cost of sales...................................................          43,983,153         59,841,309
                                                                        ------------      -------------

         Gross profit...........................................          39,358,830         45,434,438

Selling, general and administrative expenses....................          20,789,822         26,064,836
Research and development expenses...............................          13,834,261         14,848,714
                                                                        ------------      -------------

         Operating income.......................................           4,734,747          4,520,888

Interest expense................................................            (690,283)          (503,556)
Other income, net...............................................           1,984,256          1,980,787
                                                                           ---------          ---------

Income before provision for income taxes........................           6,028,720          5,998,119
Provision for income taxes......................................          (1,688,042)        (2,039,362)
                                                                        ------------         ----------

         Net income.............................................          $4,340,678         $3,958,757
                                                                        ============         ==========

Weighted average shares outstanding.............................          38,557,574         38,718,662
                                                                        ============       ============

Weighted average shares outstanding assuming
dilution (1)....................................................          38,760,293         38,863,521
                                                                        ============       ============

Earnings per common share - basic...............................        $        .11       $        .10
                                                                        ============       ============

Earnings per common share - assuming dilution (1)...............        $        .11       $        .10
                                                                        ============       ============

    (1) Assumes exercise of dilutive stock options calculated under the treasury stock method

                 See notes to condensed financial statements

                                  ADTRAN, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                      Three Months Ended
                                                                                          March 31,
                                                                               2002                        2001
                                                                               ----                        ----
Cash flows from operating activities:
     Net income.................................................              $4,340,678                $3,958,757
     Adjustments to reconcile net income to net cash
     provided by operating activities:
         Depreciation...........................................               4,174,335                 4,009,675
         (Gain) loss on sale of short-term investments..........                 (81,694)                   17,134
         Loss on sale of long-term investments..................                  80,802                        --
         Change in operating assets and liabilities.............
             Accounts receivable, net...........................               4,841,860                12,253,910
             Inventory, net.....................................               9,644,581                (6,919,475)
             Other receivables..................................               2,196,249                22,586,228
             Prepaid expenses and other assets..................                 275,757                  (202,113)
             Accounts payable...................................               1,481,073               (13,585,121)
             Accrued expenses...................................               1,855,790                 1,279,395
             Income taxes payable...............................                 715,621                  (866,030)
                                                                                 -------                  ---------

     Net cash provided by operating activities..................              29,525,052                22,532,360
                                                                              ----------                ----------

Cash flows from investing activities:
     Expenditures for property, plant and equipment.............                (294,379)               (5,591,143)
     Proceeds from sales of short-term investments..............               5,824,658                14,233,193
     Purchases of short-term investments........................             (10,290,950)              (15,988,066)
     Proceeds from sales of long-term investments...............              14,378,564                 9,991,030
     Purchases of long-term investments.........................             (37,507,645)               (2,468,426)
                                                                             ------------               -----------

     Net cash (used in) provided by investing activities........             (27,889,752)                  176,588
                                                                             ------------                  -------
Cash flows from financing activities:
     Proceeds from issuance of common stock.....................                 472,736                   113,865
                                                                                 -------                   -------

     Net cash provided by financing activities..................                 472,736                   113,865
                                                                                 -------                   -------

Net increase in cash and cash equivalents.......................               2,108,036                22,822,813

Cash and cash equivalents, beginning of period..................              81,280,409                27,971,313
                                                                              ----------                ----------

Cash and cash equivalents, end of period........................             $83,388,445               $50,794,126
                                                                             ===========               ===========

                 See notes to condensed financial statements

                                  ADTRAN, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1. BASIS OF PRESENTATION

The interim condensed balance sheet of ADTRAN, Inc. ("ADTRAN") at March 31, 2002 has been derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The accompanying unaudited condensed financial statements of ADTRAN have been prepared pursuant to the rules and regulations for reporting on Quarterly Reports on Form 10-Q. Accordingly, certain information and notes required by generally accepted accounting principles for complete financial statements are not included herein. In the opinion of management, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected to occur for the year ending December 31, 2002. The interim statements should be read in conjunction with the financial statements and notes thereto included in ADTRAN's latest Annual Report on Form 10-K.

2. INVENTORY

At March 31, 2002 and December 31, 2001, inventory consisted of the following:

                                                    March 31,              December 31,
                                                       2002                     2001
                                                       ----                     ----
Raw materials                                      $26,923,694              $32,838,488
Work in progress                                     2,535,654                5,154,555
Finished goods                                      17,745,541               18,856,427
                                                    ----------               ----------
        Inventory, net                             $47,204,889              $56,849,470
                                                   ===========              ===========

3. COMPREHENSIVE INCOME

Comprehensive income consists of net income or loss and unrealized gains and losses on marketable securities, net of deferred taxes. Comprehensive loss of $240,280 at March 31, 2002, consists of net income of $4,340,678 and unrealized losses on marketable securities of $4,580,958 (net of deferred tax). Comprehensive income of $6,832,630 at December 31, 2001, consists of net income of $17,328,529 and unrealized losses on marketable securities of $10,495,899 (net of deferred tax).

4. EARNINGS PER SHARE

A summary of the calculation of basic and diluted earnings per share (EPS) for the three months ended March 31, 2002 and 2001 is as follows:

                                                                 For the Three Months Ended March 31, 2002
                                                                 -----------------------------------------

                                                              Income                Shares             Per-Share
                                                           (Numerator)          (Denominator)            Amount

Basic EPS
Income available to common stockholders                     $4,340,678            38,557,574             $0.11

Effect of Dilutive Securities
Stock Options                                                                        202,719

Diluted EPS
Income available to common stockholders
  plus assumed conversions                                  $4,340,678            38,760,293             $0.11

                                                                 For the Three Months Ended March 31, 2001
                                                                 -----------------------------------------

                                                              Income                Shares             Per-Share
                                                           (Numerator)          (Denominator)            Amount

Basic EPS
Income available to common stockholders                     $3,958,757            38,718,662             $0.10

Effect of Dilutive Securities
Stock Options                                                                        144,859

Diluted EPS
Income available to common stockholders
  plus assumed conversions                                  $3,958,757            38,863,521             $0.10

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

The table below presents information about the reported sales and gross profit of ADTRAN's segments for the three months ended March 31, 2002 and 2001. Asset information by reportable segment is not reported, since ADTRAN does not produce such information internally.

                                         Three Months Ended                             Three Months Ended
                                           March 31, 2002                                 March 31, 2001

                                   Sales                Gross Profit                Sales               Gross Profit
                                   -----                ------------                -----               ------------

Carrier Network                  $53,333,390            $23,781,687                $69,217,660           $26,172,558
Enterprise Network                30,008,593             15,577,143                 36,058,087            19,261,880
                                 -----------            -----------               ------------         -------------
     Total                       $83,341,983            $39,358,830               $105,275,747           $45,434,438
                                 ===========            ===========               ============         =============

The following is sales information by product and geographic area for the three months ended March 31, 2002 and 2001.

Sales by Product

                                                                           Three Months Ended
                                                                 March 31, 2002          March 31, 2001
                                                                 --------------          --------------

Digital Business Transport (DBT) / Total Reach(R)                   $11,639,415              $27,340,664
High-bit-rate Digital Subscriber Line (HDSL) / T1                    45,055,896               53,601,789
Systems                                                              26,646,672               24,333,294
                                                               ----------------        -----------------
    Total                                                           $83,341,983             $105,275,747
                                                               ================        =================

Sales by Geographic Region

                                                                          Three Months Ended
                                                                March 31, 2002          March 31, 2001
                                                                --------------          --------------

United States                                                      $78,768,299             $101,626,918
Foreign                                                              4,573,684                3,648,829
                                                                 -------------           --------------
  Total                                                            $83,341,983             $105,275,747
                                                                 =============           ==============

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

In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations ("ARO"), which has an effective date for financial statements for fiscal years beginning after June 15, 2002. This statement addresses the diversity in practice for recognizing asset retirement obligations and requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an ARO, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. ADTRAN does not expect the impact of SFAS No. 143 to be material to ADTRAN's March 31, 2002 financial statements or results of operations.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which has an effective date for financial statements for fiscal years beginning after December 15, 2001. This statement, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, this statement expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. ADTRAN adopted SFAS No. 144 effective January 1, 2002, and the impact was not material to ADTRAN's March 31, 2002 financial statements.

7. LIABILITY FOR WARRANTY RETURNS

ADTRAN's products generally include warranties of five or ten years for product defects. ADTRAN accrues for warranty returns at cost to repair or replace products. This liability is included in accrued expenses in the accompanying balance sheets. The liability for warranty returns totaled approximately $1,277,000 as of December 31, 2001 and March 31, 2002.

8. FINANCIAL INSTRUMENTS

ADTRAN evaluates its available-for-sale and held-to-maturity investments for related events or changes in circumstances that indicate a decline in value that is other than temporary. An impairment charge is recognized in the period in which an other than temporary decline is identified in an amount equal to the excess of the carrying value over the fair value. There were no such impairment charges recognized during the quarter ended March 31, 2002.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
--------------------------------------------------------------------
AND RESULTS OF OPERATIONS
-------------------------

OVERVIEW

ADTRAN designs, develops, manufactures, markets and services a broad range of high speed network access products utilized by providers of telecommunications services (serviced by ADTRAN's Carrier Networks Division or CN) and corporate end-users (serviced by ADTRAN's Enterprise Networks Division or EN). We currently sell our products to a large number of carriers, including all RBOCs (Regional Bell Operating Companies), and to private and public enterprises worldwide.

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

CRITICAL ACCOUNTING POLICIES

Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its financial statements:

    . We review customer contracts to determine if all of the requirements for revenue recognition have been met prior to recording revenues from sales transactions. We generally record sales revenue upon shipment of our products, net of any discounts, since: (i) we generally do not have significant post-delivery obligations, (ii) the product price is fixed and determinable, (iii) collection of the resulting receivable is probable, and (iv) product returns are reasonably estimable. We generally ship products upon receipt of a purchase order from a customer. Shipping terms are evaluated, and revenue on products shipped is recorded in accordance with the applicable terms per each respective contract.

    . We maintain allowances for doubtful accounts for losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

    . We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by product failure rates, material usage and other rework costs incurred in correcting a product failure. Should actual product failure rates, material usage or other rework costs differ from our estimates, revisions to the estimated warranty liability may be required.

    . We write down our inventory for estimated obsolescence or unmarketable inventory equal to the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

    . We hold minority interests in publicly traded companies whose share prices may be volatile. We record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

SALES
ADTRAN's sales decreased 20.8% from $105,275,747 in the three months ended March 31, 2001 to $83,341,983 in the three months ended March 31, 2002. The decrease was primarily the result of decreased spending by our customers, which we believe to be a result of both economic and industry-wide factors.

Carrier Network sales decreased from $69,217,660 in the three months ended March 31, 2001 to $53,333,390 in the three months ended March 31, 2002. Carrier Network sales as a percentage of total sales decreased from 65.7% in the three months ended March 31, 2001 to 64.0% in the three months ended March 31, 2002. Enterprise Network sales decreased from $36,058,087 in the three months ended March 31, 2001 to $30,008,593 in the three months ended March 31, 2002. Enterprise Network sales as a percentage of total sales increased from 34.3% in the three months ended March 31, 2001 to 36.0% in the three months ended March 31, 2002. Foreign sales increased 25.3% from $3,648,829 in the three months ended March 31, 2001 to $4,573,684 in the three months ended March 31, 2002. This increase is due to growing acceptance of ADTRAN products in international markets.

COST OF SALES
Cost of sales decreased 26.5% from $59,841,309 in the three months ended March 31, 2001 to $43,983,153 in the three months ended March 31, 2002. The cost of sales decrease quarter over quarter is related to the difference in first quarter revenues in each period. As a percentage of sales, cost of sales decreased from 56.8% in the three months ended March 31, 2001 to 52.8% in the three months ended March 31, 2002. An important part of ADTRAN's strategy is to reduce the product cost of each succeeding product generation and then to lower the product's price based on the cost savings achieved. This strategy, as described above, sometimes results in variations in ADTRAN's gross profit margin due to timing differences between the recognition of cost reductions and the lowering of product selling prices. In view of the rapid pace of new product introductions by ADTRAN, this strategy may result in variations in gross profit margins that, for any particular financial period, can be difficult to predict.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses decreased 20.2% from $26,064,836 in the three months ended March 31, 2001 to $20,789,822 in the three months ended March 31, 2002. This decrease is a result of a reduction in force, mandatory salary reductions, and other cost reductions implemented in the second half of 2001. However, selling, general and administrative expenses as a percentage of sales remained relatively unchanged from 24.8% in the three months ended March 31, 2001 to 24.9% in the three months ended March 31, 2002. Nevertheless, selling, general and administrative expenses as a percent of sales will generally fluctuate whenever there is significant fluctuation in revenues during the periods being compared.

RESEARCH AND DEVELOPMENT EXPENSES
Research and development expenses decreased 6.8% from $14,848,714 in the three months ended March 31, 2001 to $13,834,261 in the three months ended March 31, 2002. ADTRAN continually evaluates new product opportunities and engages in intensive research and product development efforts. To date, ADTRAN has expensed all product research and development costs as incurred. As a result, ADTRAN may incur significant research and development expenses prior to the receipt of revenues from a major new product group. As a percentage of sales, research and development expenses increased from 14.1% in the three months ended March 31, 2001 to 16.6% in the three months ended March 31, 2002. ADTRAN will continue to incur research and development expenses in connection with its new products and its expansion into international markets. Research and development expenses as a percent of sales will fluctuate whenever there is a significant fluctuation in revenues during the periods being compared.

INTEREST EXPENSE
Interest expense increased 37.1% from $503,556 for the three months ended March 31, 2001 to $690,283 in the three months ended March 31, 2002. This increase is primarily related to an increase in the interest rate on the $50,000,000 revenue bond, the proceeds of which were used to expand our facilities in Huntsville, Alabama.

OTHER INCOME
Other income remained relatively unchanged from $1,980,787 for the three months ended March 31, 2001 to $1,984,256 in the three months ended March 31, 2002.

INCOME TAXES
Our effective annual tax rate increased slightly from 27% in 2001 to 28% as of March 31, 2002. Income taxes decreased 17.2% from $2,039,362 in the three months ended March 31, 2001 to $1,688,042 in the three months ended March 31, 2002.

NET INCOME
As a result of the above factors, net income increased 9.6% from $3,958,757 in the three months ended March 31, 2001 to $4,340,678 in the three months ended March 31, 2002. As a percentage of sales, net income increased from 3.8% in the three months ended March 31, 2001 to 5.2% in the three months ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

ADTRAN completed the construction of Phase IV of our corporate headquarters in Huntsville, Alabama, in October 2000. We have spent approximately $20,000,000 in equipping Phase IV and expect to spend approximately $25,000,000 over the next several years. Fifty million dollars of ADTRAN's Phase III expansion was approved for participation in an incentive program offered by the Alabama State Industrial Development Authority (the "Authority"). The incentive program enables participating companies to generate Alabama corporate income tax credits that can be used to reduce the amount of Alabama corporate income taxes that would otherwise be payable. There can be no assurance that the State of Alabama will continue to make these corporate income tax credits available in the future, and therefore, ADTRAN may not realize the full benefit of these incentives. Through March 31, 2002, the Authority had issued $50,000,000 of its taxable revenue bonds pursuant to the incentive program and loaned the proceeds from the sale of the bonds to ADTRAN. We are required to make payments to the Authority in the amounts necessary to pay the principal of and interest on the Authority's Taxable Revenue Bond, Series 1995, as amended, currently outstanding in the aggregate principal amount of $50,000,000. The bond matures on January 1, 2020, and bears interest at the rate of 20 basis points over the money market account-based rate of First Union National Bank. Included in long-term investments is $50,000,000 of restricted funds, which is a collateral deposit against the principal of this bond.

ADTRAN's working capital position decreased 6.8% from $217,876,000 as of December 31, 2001 to $203,044,000 as of March 31, 2002. Accounts receivable and other receivables decreased 8.0% and 22.9%, respectively from December 31, 2001 to March 31, 2002 due to reduced sales volumes and improved collections. Accounts payable increased 9.5% from December 31, 2001 to March 31, 2002. ADTRAN has used, and expects to continue to use, the cash generated from operations for working capital and other general corporate purposes, including (i) product development activities to enhance its existing products and develop new products and (ii) expansion of sales and marketing activities. Inventory decreased 17.0% from $56,849,000 as of December 31, 2001 to $47,205,000 as of March 31, 2002.
The decrease in inventory is attributable to management's continued efforts to streamline our production process and increase manufacturing velocity.

In October 1998, the Board of Directors authorized ADTRAN to re-purchase 2,000,000 shares of our outstanding common stock. In July 2001, the Board approved the re-purchase of an additional 2,000,000 shares. As of March 31, 2002, we had re-purchased 336,417 shares of our common stock at a total cost of $6,540,000 under these programs.

Capital expenditures totaling $294,379 in the three months ended March 31, 2002 were used for the purchase of equipment and $5,591,143 in the first three months of 2001 were used to expand our headquarters and purchase equipment.

At March 31, 2002, ADTRAN's cash on hand of $83,388,445 and short-term investments of $30,823,999 placed our short-term cash availability at $114,212,444. At December 31, 2001, cash on hand was $81,280,409 and short-term investments were $26,282,961, which placed our short-term cash availability at $107,563,370.

At March 31, 2002, ADTRAN's long-term investments increased by 10.1% to $173,789,118 from $157,901,718 at December 31, 2001. This increase was attributable to ADTRAN's ability to generate cash from operations during the quarter. Long-term investments include a restricted balance of $50,000,000 related to the revenue bonds as discussed above.

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

FORWARD LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 (the "Reform Act") provides a safe harbor for forward-looking statements made by or on behalf of ADTRAN. ADTRAN and its representatives may from time to time make written or verbal forward-looking statements, including statements contained in this report and our other filings with the Securities and Exchange Commission and in our reports to our stockholders. Generally, the words, "believe," "expect," "intend," "estimate," "anticipate," "will," "may," "could" and similar expressions identify forward-looking statements. We caution you that any forward-looking statements made by or on our behalf are subject to uncertainties and other factors that could cause such statements to be wrong. Some of these uncertainties and other factors are listed below. They have been discussed in our most recent Form 10-K filed on March 29, 2002 with the SEC as well as in prior SEC filings. Though we have attempted to list comprehensively these important factors, we caution investors that other factors may prove to be important in the future in affecting our operating results. New factors emerge from time to time, and it is not possible for us to predict all of these factors, nor can we assess the impact each factor or combination of factors may have on our business. You are further cautioned not to place undue reliance on those forward-looking statements because they speak only of our views as of the date the statements were made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following are some of the risks that could affect our financial performance or could cause actual results to differ materially from those expressed or implied in our forward-looking statements:

  . We must continue to update and improve our products and develop new products in order to compete and to keep pace with improvements in telecommunications technology.
  . Our dependence on a limited number of suppliers may prevent us from delivering our products on a timely basis, which could have a material adverse effect on customer relations and operating results.
  . Our dependence on subcontractors may result in reduced control over product quality, delayed delivery of products and/or increased manufacturing costs, each of which could negatively effect customer relations and operating results.
  . We compete in markets that have become increasingly competitive, which may results in reduced gross profit margins and market share.
  . We depend heavily on sales to certain customers; the loss of any of these customers would significantly reduce our revenues and net income.
  . The lengthy approval process required by the RBOCs and other carriers could result in fluctuations in our revenues.
  . Consolidation in the Competitive Service Provider market could result in a significant decrease in our revenue.
  . Increased sales volume in international markets could result in increased costs or loss of revenue due to factors inherent in these markets.
  . Our success depends on our ability to reduce the selling prices of succeeding generations of our products.
  . Our failure to adequately protect our intellectual property rights could adversely effect the development and commercialization of our products.
  . Two stockholders own or may influence a significant amount of our common stock and may continue to have significant influence on our affairs.
  . The price of our common stock has been volatile and may continue to fluctuate substantially.

  The foregoing list of risks is not exclusive.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

ADTRAN has not conducted transactions, established commitments or entered into relationships requiring disclosures beyond those provided elsewhere in this Form 10-Q.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

   Exhibit
   Number                                      Description
   ------                                      -----------
     10.1      (h)*    Amendment to First Amended and Restated Financing
                       Agreement and First Amended and Restated Loan Agreement dated as of January 3, 2002 by and between First Union
                       National Bank and ADTRAN, Inc.
               (i)*    Amended and Restated Investment Agreement dated as of
                       January 3, 2002 by and between ADTRAN, Inc. and First
                       Union National Bank.
               (j)*    Assignment and Assumption Agreement dated as of January
                       3, 2002 by and between AmSouth Bank of Alabama and First
                       Union National Bank.
*Filed herewith.

         (b) No reports on Form 8-K were filed during the quarter ended March 31, 2002.

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ADTRAN, INC.
                                            (Registrant)

Date:  May 14, 2002                         /s/ James E. Matthews
                                            -----------------------------------
                                            James E. Matthews
                                            Senior Vice President - Finance and
                                            Chief Financial Officer