Form 10-Q
period 2002-06-30
ADTRAN INC
filed 2002-08-14
CIK 926282

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from to

Commission File Number 0-24612

ADTRAN, INC.
(Exact name of Registrant as specified in its charter)

Delaware	63-0918200
(State of Incorporation)	(I.R.S. Employer Identification No.)

901 Explorer Boulevard, Huntsville, Alabama 35806-2807
(Address of principal executive offices, including zip code)

(256) 963-8000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date:

Class	Outstanding at July 31, 2002
Common Stock, $.01 Par Value	37,794,787 shares

ADTRAN, INC.

Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2002

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statments

ADTRAN, INC.

CONDENSED BALANCE SHEETS

	June 30, 2002	December 31, 2001
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$74,481,644	$81,280,409
Short-term investments	25,284,358	26,282,961
Accounts receivable, less allowance for doubtful accounts of $3,513,100 and $3,882,099 at June 30, 2002 and December 31, 2001, respectively	49,334,889	60,598,867
Other receivables	5,676,627	9,609,478
Inventory, net	41,244,288	56,849,470
Prepaid expenses	2,477,837	3,486,470
Deferred income taxes	5,904,755	5,904,755

Total current assets	204,404,398	244,012,410
Property, plant and equipment, less accumulated depreciation of $78,305,544 and $70,092,383 at June 30, 2002 and December 31, 2001, respectively	113,113,787	120,133,445
Other assets	469,000	489,000
Long-term investments	194,355,154	157,901,718

	$512,342,339	$522,536,573

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,620,997	$15,551,685
Accrued expenses	8,296,440	7,721,682
Income taxes payable	4,767,177	3,352,049

Total current liabilities	31,684,614	26,625,416
Long term liabilities:
Bonds payable	50,000,000	50,000,000
Deferred income taxes	1,592,434	8,283,601

Total liabilities	83,277,048	84,909,017

Stockholders’ equity:
Common stock, par value $.01 per share, 200,000,000 shares authorized: 39,445,198 shares issued in 2002 and 2001	394,452	394,452
Additional paid-in capital	96,289,534	96,384,091
Accumulated other comprehensive income (loss)	(1,592,749)	9,374,389
Retained earnings	359,541,192	350,233,932
Less treasury stock at cost: 1,256,676 and 910,236 shares at June 30, 2002 and December 31, 2001, respectively	(25,567,138)	(18,759,308)

Total stockholders’ equity	429,065,291	437,627,556

	$512,342,339	$522,536,573

See notes to condensed financial statements

ADTRAN, INC.

CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Sales	$85,784,365	$97,197,873	$169,126,348	$202,473,620
Cost of sales	44,161,128	51,639,324	88,144,281	111,480,633

Gross profit	41,623,237	45,558,549	80,982,067	90,992,987
Selling, general and administrative expenses	20,275,908	24,837,935	41,065,730	50,902,771
Research and development expenses	14,637,503	14,925,049	28,471,764	29,773,763

Operating income	6,709,826	5,795,565	11,444,573	10,316,453
Interest expense	(624,725)	(478,639)	(1,315,008)	(982,194)
Net realized investment loss	(1,365,136)	(135,231)	(1,363,215)	(94,625)
Other income, net (primarily interest)	2,066,711	1,843,454	4,049,046	3,783,635

Income before provision for income taxes	6,786,676	7,025,149	12,815,396	13,023,269
Provision for income taxes	(1,820,095)	(2,388,551)	(3,508,137)	(4,427,911)

Net income	$4,966,581	$4,636,598	$9,307,259	$8,595,358

Weighted average shares outstanding	38,250,390	38,722,761	38,186,350	38,720,784

Weighted average shares outstanding assuming dilution(1)	38,302,779	38,857,510	38,285,866	38,859,545

Earnings per common share—basic	$.13	$.12	$.24	$.22

Earnings per common share—assuming dilution(1)	$.13	$.12	$.24	$.22

(1)	Assumes exercise of dilutive stock options calculated under the treasury stock method

See notes to condensed financial statements
.

ADTRAN, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net income	$9,307,259	$8,595,358
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,406,483	8,186,185
(Gain) loss on sale of short-term investments	(41,667)	94,603
Loss on sale of long-term investments	70,562	—
Loss on sale of property, plant and equipment	68,095	—
Write-down of equity securities	1,336,242	—
Changes in operating assets and liabilities:
Accounts receivable, net	11,263,978	16,773,963
Inventory, net	15,605,182	2,291,075
Other receivables	3,931,334	25,340,446
Prepaid expenses and other assets	1,028,633	594,953
Accounts payable	3,069,312	(18,995,752)
Accrued expenses	574,758	317,545
Income taxes payable	1,415,128	(3,734,234)

Net cash provided by operating activities	56,035,299	39,464,142

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,453,402)	(8,276,268)
Proceeds from sales of short-term investments	12,570,200	71,689,165
Purchases of short-term investments	(11,529,929)	(26,700,662)
Proceeds from sales of long-term investments	14,781,855	12,624,284
Purchases of long-term investments	(70,300,400)	(29,224,091)

Net cash (used in) provided by investing activities	(55,931,676)	20,112,428

Cash flows from financing activities:
Proceeds from issuance of common stock	473,403	144,883
Purchase of treasury stock	(7,375,790)	—

Net cash (used in) provided by financing activities	(6,902,387)	144,883

Net (decrease) increase in cash and cash equivalents	(6,798,765)	59,721,453
Cash and cash equivalents, beginning of period	81,280,409	27,971,313

Cash and cash equivalents, end of period	$74,481,644	$87,692,766

See notes to condensed financial statements

ADTRAN, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION

The interim condensed balance sheet of ADTRAN, Inc. (“ADTRAN”) at December 31, 2001 has been derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The accompanying unaudited condensed financial statements of ADTRAN have been prepared pursuant to the rules and regulations for reporting on Quarterly Reports on Form 10-Q. Accordingly, certain information and notes required by generally accepted accounting principles for complete financial statements are not included herein. In the opinion of management, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected to occur for the year ending December 31, 2002. The interim statements should be read in conjunction with the financial statements and notes thereto included in ADTRAN’s latest Annual Report on Form 10-K.

2.    INVENTORY

At June 30, 2002 and December 31, 2001, inventory consisted of the following:

	June 30, 2002	December 31, 2001
Raw materials	$23,681,435	$32,838,488
Work in progress	2,028,446	5,154,555
Finished goods	15,534,407	18,856,427

Inventory, net	$41,244,288	$56,849,470

3.    COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consists of net income or loss and unrealized gains and losses on marketable securities, net of deferred taxes. Comprehensive loss of $1,659,879 for the six months ended June 30, 2002, consists of net income of $9,307,259 and unrealized losses on marketable securities of $10,967,138 (net of deferred tax). Comprehensive income of $6,832,630 for the year ended December 31, 2001, consists of net income of $17,328,529 and unrealized losses on marketable securities of $10,495,899 (net of deferred tax).

4.    EARNINGS PER SHARE

A summary of the calculation of basic and diluted earnings per share (EPS) for the three and six months ended June 30, 2002 and 2001 is as follows:

	For the Three Months Ended June 30, 2002
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS
Income available to common stockholders	$4,966,581	38,250,390	$0.13
Effect of Dilutive Securities
Stock Options		52,389
Diluted EPS
Income available to common stockholders plus assumed conversions	$4,966,581	38,302,779	$0.13

	For the Six Months Ended June 30, 2002
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS
Income available to common stockholders	$9,307,259	38,186,350	$0.24
Effect of Dilutive Securities
Stock Options		99,516
Diluted EPS
Income available to common stockholders plus assumed conversions	$9,307,259	38,285,866	$0.24

	For the Three Months Ended June 30, 2001
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS
Income available to common stockholders	$4,636,598	38,722,761	$0.12
Effect of Dilutive Securities
Stock Options		134,749
Diluted EPS
Income available to common stockholders plus assumed conversions	$4,636,598	38,857,510	$0.12

	For the Six Months Ended June 30, 2001
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS
Income available to common stockholders	$8,595,358	38,720,784	$0.22
Effect of Dilutive Securities
Stock Options		138,761
Diluted EPS
Income available to common stockholders plus assumed conversions	$8,595,358	38,859,545	$0.22

5.    SEGMENT INFORMATION

ADTRAN operates two reportable segments—(1) the Carrier Network Division and (2) the Enterprise Network Division. We evaluate the performance of our segments based on gross profit; therefore, selling, general and administrative costs, as well as research and development, interest income/expense, and provision for income taxes are reported on an entity wide basis only. There are no inter-segment revenues.

The table below presents information about the reported sales and gross profit of ADTRAN’s segments for the three and six months ended June 30, 2002 and 2001. Asset information by reportable segment is not reported, since ADTRAN does not produce such information internally.

	Three Months Ended June 30, 2002		Six Months Ended June 30, 2002
	Sales	Gross Profit	Sales	Gross Profit
Carrier Network	$53,063,870	$23,843,645	$106,397,261	$47,625,341
Enterprise Network	32,720,495	17,779,592	62,729,087	33,356,726

Total	$85,784,365	$41,623,237	$169,126,348	$80,982,067

	Three Months Ended June 30, 2001		Six Months Ended June 30, 2001
	Sales	Gross Profit	Sales	Gross Profit
Carrier Network	$60,252,677	$26,062,456	$129,470,337	$52,235,014
Enterprise Network	36,945,196	19,496,093	73,003,283	38,757,973

Total	$97,197,873	$45,558,549	$202,473,620	$90,992,987

The tables below present sales information by product and geographic area for the three and six months ended June 30, 2002 and 2001.

Sales by Product

	Three Months Ended
	June 30, 2002	June 30, 2001
Digital Business Transport (DBT) / Total Reach®	$11,091,779	$22,816,567
High-bit-rate Digital Subscriber Line (HDSL) / T1	45,177,765	46,811,263
Systems	29,514,821	27,570,043

Total	$85,784,365	$97,197,873

	Six Months Ended
	June 30, 2002	June 30, 2001
Digital Business Transport (DBT) / Total Reach®	$22,731,194	$50,157,230
High-bit-rate Digital Subscriber Line (HDSL) / T1	90,233,661	100,413,054
Systems	56,161,493	51,903,336

Total	$169,126,348	$202,473,620

Sales by Geographic Region

	Three Months Ended
	June 30, 2002	June 30, 2001
United States	$80,699,522	$91,430,352
Foreign	5,084,843	5,767,521

Total	$85,784,365	$97,197,873

	Six Months Ended
	June 30, 2002	June 30, 2001
United States	$159,467,821	$193,057,270
Foreign	9,658,527	9,416,350

Total	$169,126,348	$202,473,620

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

In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations (“ARO”), which has an effective date for financial statements for fiscal years beginning after June 15, 2002. This statement addresses the diversity in practice for recognizing asset retirement obligations and requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an ARO, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 does not currently impact ADTRAN.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which has an effective date for financial statements for fiscal years beginning after December 15, 2001. This statement, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, this statement expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. ADTRAN adopted SFAS No. 144 effective January 1, 2002, and the impact was not material to ADTRAN’s June 30, 2002 financial statements.

In May 2002, the Financial Accounting Standards Board issued SFAS No. 145, Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections as of April 2002. This statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. The statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers, and amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meetings, or describe their applicability under changed conditions. SFAS No. 145 does not currently impact ADTRAN.

In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal, which is effective for disposal or exit activities that are initiated after December 31, 2002. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). The statement requires that a liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which liability is incurred, except for liabilities for one-time termination benefits that are incurred over time. In the unusual circumstance in which fair value cannot be reasonably estimated, the liability shall be recognized initially in the period in which fair value can be reasonably estimated. The impact of SFAS No. 146 on ADTRAN’s financial statements is not expected to be material.

7.    LIABILITY FOR WARRANTY RETURNS

ADTRAN’s products generally include warranties of five or ten years for product defects. ADTRAN accrues for warranty returns at cost to repair or replace products. This liability is included in accrued expenses in the accompanying balance sheets. The liability for warranty returns totaled approximately $1,277,000 as of June 30, 2002 and December 31, 2001.

8.    FINANCIAL INSTRUMENTS

ADTRAN evaluates its available-for-sale and held-to-maturity investments for related events or changes in circumstances that indicate a decline in value that is other-than-temporary. An impairment charge is recognized in the period in which an other-than-temporary decline is identified in an amount equal to the excess of the carrying value over the fair value. ADTRAN recorded $1,336,242 of other-than-temporary investment impairment charges during the quarter ended June 30, 2002.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

ADTRAN designs, develops, manufactures, markets and services a broad range of high speed network access products utilized by providers of telecommunications services (serviced by ADTRAN’s Carrier Networks Division or CN) and corporate end-users (serviced by ADTRAN’s Enterprise Networks Division or EN). We currently sell our products to a large number of carriers, including all RBOCs (Regional Bell Operating Companies), and to private and public enterprises worldwide.

Although total sales did not increase this year compared to last year due to an overall downturn in the telecommunications market, we believe we have protected our sources of revenue by maintaining our strategy of increasing unit volume and market share through the introduction of succeeding generations of products having lower selling prices and increased functionality as compared both to the prior generation of a product and to the products of competitors. An important part of ADTRAN’s strategy is to engineer the reduction of the product cost of each succeeding product generation and then to lower the product’s price based on the cost savings achieved. As a part of this strategy, we seek in most instances to be a low-cost, high-quality provider of products in our markets. ADTRAN’s success to-date is attributable in large measure to our ability to design our products initially with a view to their subsequent re-design, allowing both increased functionality and reduced manufacturing costs in each succeeding product generation. This strategy enables ADTRAN to sell succeeding generations of products to existing customers while increasing our market share by selling these enhanced products to new customers.

Our operating results have fluctuated on a quarterly basis in the past, and operating results may vary significantly in future periods due to a number of factors. We operate with very little order backlog. A substantial majority of our sales in each quarter results from orders booked in that quarter and firm purchase orders released in that quarter by customers under agreements containing non-binding purchase commitments. Furthermore, a majority of customers typically require prompt delivery of products. This results in a limited backlog of orders for these products and requires us to maintain sufficient inventory levels to satisfy anticipated customer demand. If near-term demand for ADTRAN’s products declines, or if potential sales in any quarter do not occur as anticipated, our financial results could be adversely affected. Operating expenses are relatively fixed in the short term; therefore, a shortfall in quarterly revenues could impact ADTRAN’s financial results significantly in a given quarter. Further, maintaining sufficient inventory levels to assure prompt delivery of our products increases the amount of inventory that may become obsolete and increases the risk that the obsolescence of such inventory may have an adverse effect on our business and operating results.

ADTRAN’s operating results may also fluctuate as a result of a number of other factors, including increased competition, customer order patterns, changes in product mix, product warranty returns and announcements of new products by ADTRAN or our competitors. Accordingly, our historical financial performance is not necessarily a meaningful indicator of future results, and, in general, we expect that our financial results may vary from period to period.

Critical Accounting Policies

We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our financial statements:

•
We review customer contracts to determine if all of the requirements for revenue recognition have been met prior to recording revenues from sales transactions. We generally record sales revenue upon shipment of our products, net of any discounts, since: (i) we generally do not have significant post-delivery obligations, (ii) the product price is fixed and determinable, (iii) collection of the resulting receivable is probable, and (iv) product returns are reasonably estimable. We generally ship products upon receipt of a purchase order from a customer. We evaluate shipping terms and we record revenue on products shipped in accordance with the applicable terms of each respective contract.

•
We maintain allowances for doubtful accounts for losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, we may be required to make additional allowances.

•
We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by product failure rates, material usage and other rework costs incurred in correcting a product failure. Should actual product failure rates, material usage or other rework costs differ from our estimates, we may need to revise the estimated warranty liability.

•
We write down our inventory for estimated obsolescence or unmarketable inventory by an amount equal to the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, we may be required to make additional inventory write-downs.

•
We hold minority interests in publicly traded companies whose share prices may be volatile. We record an investment impairment charge when we believe an investment has experienced a decline in value that is other-than-temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

Results of Operations—Three and Six Months Ended June 30, 2002 Compared to Three and Six Months Ended June 30, 2001

Sales

ADTRAN’s sales decreased 11.7% from $97,197,873 in the three months ended June 30, 2001 to $85,784,365 in the three months ended June 30, 2002. Sales decreased 16.5% from $202,473,620 in the six months ended June 30, 2001 to $169,126,348 in the six months ended June 30, 2002. The decrease was primarily the result of decreased spending by our customers, which we believe to be a result of both economic and industry-wide factors. Carrier Network sales decreased from $60,252,677 in the three months ended June 30, 2001 to $53,063,870 in the three months ended June 30, 2002 and decreased from $129,470,337 in the six months ended June 30, 2001 to $106,397,261 in the six months ended June 30, 2002. Carrier Network sales as a percentage of total sales remained relatively constant at 62.0% in the three months ended June 30, 2002 and 2001 and decreased from 63.9% for the six months ended June 30, 2001 to 62.9% in the six months ended June 30, 2002. Enterprise Network sales decreased from $36,945,196 in the three months ended June 30, 2001 to $32,720,495 for the three months ended June 30, 2002 and decreased from $73,003,283 in the six months ended June 30, 2001 to $62,729,087 in the six months ended June 30, 2002. Enterprise Network sales as a percentage of total sales remained relatively constant at 38.0% for the three months ended June 30, 2002 and 2001 and increased from 36.1% in the six months ended June 30, 2001 to 37.1% in the six months ended June 30, 2002. Foreign sales decreased 11.8% from $5,767,521 in the three months ended June 31, 2001 to $5,084,843 in the three months ended June 30, 2002 and increased 2.6% from $9,416,350 in the six months ended June 30, 2001 to $9,658,527 in the six months ended June 30, 2002.

Cost of Sales

Cost of sales decreased 14.5% from $51,639,324 in the three months ended June 30, 2001 to $44,161,128 in the three months ended June 30, 2002 and decreased 20.9% from $111,480,633 in the six months ended June 30, 2001 to $88,144,281 in the six months ended June 30, 2002. The cost of sales decrease quarter over quarter is primarily related to the decrease in revenues in each respective period. As a percentage of sales, cost of sales decreased from 53.1% in the three months ended June 30, 2001 to 51.5% in the three months ended June 30, 2002 and decreased from 55.1% in the six months ended June 30, 2001 to 52.1% in the six months ended June 30, 2002. An important part of ADTRAN’s strategy is to reduce the product cost of each succeeding product generation and then to lower the product’s price based on the cost savings achieved. This strategy, as described above, sometimes results in variations in ADTRAN’s gross profit margin due to timing differences between the recognition of cost reductions and the lowering of product selling prices. In view of the rapid pace of new product introductions by ADTRAN, this strategy may result in variations in gross profit margins that, for any particular financial period, can be difficult to predict.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 18.4% from $24,837,935 in the three months ended June 30, 2001 to $20,275,908 in the three months ended June 30, 2002 and decreased 19.3% from $50,902,771 in the six months ended June 30, 2001 to $41,065,730 in the six months ended June 30, 2002. This decrease is a result of a reduction in force, mandatory salary reductions, and other cost reductions implemented in the second half of 2001. Selling, general and administrative expenses as a percentage of sales decreased from 25.6% in the three months ended June 30, 2001 to 23.6% in the three months ended June 30, 2002 and decreased from 25.1% in the six months ended June 30, 2001 to 24.3% in the six months ended June 30, 2002. Nevertheless, selling, general and administrative expenses as a percent of sales will generally fluctuate whenever there is significant fluctuation in revenues during the periods being compared.

Research and Development Expenses

Research and development expenses decreased 1.9% from $14,925,049 in the three months ended June 30, 2001 to $14,637,503 in the three months ended June 30, 2002 and decreased 4.4% from $29,773,763 in the six months ended June 30, 2001 to $28,471,764 in the six months ended June 30, 2002. ADTRAN continually evaluates new product opportunities and engages in intensive research and product development efforts. To date, ADTRAN has expensed all product research and development costs as incurred. As a result, ADTRAN may incur significant research and development expenses prior to the receipt of revenues from a major new product group. As a percentage of sales, research and development expenses increased from 15.4% in the three months ended June 30, 2001 to 17.1% in the three months ended June 30, 2002 and increased from 14.7% in the six months ended June 30, 2001 to 16.8% in the six months ended June 30, 2002. ADTRAN will continue to incur research and development expenses in connection with its new products and its expansion into international markets. Research and development expenses as a percent of sales will fluctuate whenever there is a significant fluctuation in revenues during the periods being compared.

Interest Expense

Interest expense increased 30.5% from $478,639 in the three months ended June 30, 2001 to $624,725 in the three months ended June 30, 2002 and increased 33.9% from $982,194 in the six months ended June 30, 2001 to $1,315,008 in the six months ended June 30, 2002. This increase is primarily related to an increase in the interest rate on our $50,000,000 revenue bond, the proceeds of which were used to expand our facilities in Huntsville, Alabama.

Net Realized Investment Loss

Net realized investment loss increased from $135,231 in the three months ended June 30, 2001 to $1,365,136 in the three months ended June 30, 2002 and increased from $94,625 in the six months ended June 30, 2001 to $1,363,215 in the six months ended June 30, 2002. This increase is primarily related to the other-than-temporary investment impairment that was recognized in the second quarter of 2002. We recorded $1,336,242 of other-than-temporary investment impairment charges during the second quarter of 2002 related to four equity security investments.

Other Income

Other income increased 12.1% from $1,843,454 in the three months ended June 30, 2001 to $2,066,711 in the three months ended June 30, 2002 and increased 7.0% from $3,783,635 in the six months ended June 30, 2001 to $4,049,046 in the six months ended June 30, 2002. This increase is primarily related to an increase in investments and related investment income and an increase in the interest rate earned on the collateral deposit associated with $50,000,000 revenue bond.

Income Taxes

Our effective tax rate decreased from 34% for the six months ended June 30, 2001 to 27.4% for the six months ended June 30, 2002. Our effective annual tax rate for the year ended December 30, 2001 was 27%. This decrease is primarily related to temporary differences resulting from a higher mix of non-taxable income and higher research and development tax credits as a percent of taxable income. ADTRAN also recorded $454,322 of deferred income tax benefit in the three months ended June 30, 2002 related to the other-than-temporary investment impairment charge. This resulted in an effective tax rate of 26.8% in the three months ended June 30, 2002.

Net Income

As a result of the above factors, net income increased 7.1% from $4,636,598 in the three months ended June 30, 2001 to $4,966,581 in the three months ended June 30, 2002. Net income increased 8.3% from $8,595,358 in the six months ended June 30, 2001 to $9,307,259 in the six months ended June 30, 2002. As a percentage of sales, net income increased from 4.8% in the three months ended June 30, 2001 to 5.8% in the three months ended June 30, 2002 and increased from 4.2% in the six months ended June 30, 2001 to 5.5% in the six months ended June 30, 2002.

Liquidity and Capital Resources

Fifty million dollars of the expansion of Phase III of our corporate headquarters was approved for participation in an incentive program offered by the Alabama State Industrial Development Authority (the “Authority”). The incentive program enables participating companies to generate Alabama corporate income tax credits that can be used to reduce the amount of Alabama corporate income taxes that would otherwise be payable. We cannot assure you that the State of Alabama will continue to make these corporate income tax credits available in the future, and therefore, we may not realize the full benefit of these incentives. Through June 30, 2002, the Authority had issued $50,000,000 of its taxable revenue bonds pursuant to the incentive program and loaned the proceeds from the sale of the bonds to ADTRAN. We are required to make payments to the Authority in the amounts necessary to pay the principal of and interest on the Authority’s Taxable Revenue Bond, Series 1995, as amended, currently outstanding in the aggregate principal amount of $50,000,000. The bond matures on January 1, 2020, and bears interest at the rate of 20 basis points over the money market account-based rate of First Union National Bank. Included in long-term investments is $50,000,000 of restricted funds, which is a collateral deposit against the principal of this bond.

ADTRAN’s working capital position decreased 20.5% from $217,387,000 as of December 31, 2001 to $172,720,000 as of June 30, 2002. The quick ratio decreased from 6.32 as of December 31, 2001 to 4.71 as of June 30, 2002 and the current ratio decreased from 9.18 as of December 31, 2001 to 6.47 as of June 30, 2002. The decrease in working capital and related ratios is primarily a result of shifting investments from short-term to long-term. Accounts receivable and other receivables decreased 18.6% and 40.9%, respectively from December 31, 2001 to June 30, 2002 due to reduced sales volumes and improved collections. Average accounts receivable turnover improved 8 days from 60 days as of December 31, 2001 to 52 days as of June 30, 2002. ADTRAN has used, and expects to continue to use, the cash generated from operations for working capital and other general corporate purposes, including (i) product development activities to enhance its existing products and develop new products and (ii) expansion of sales and marketing activities. Inventory decreased 27.4% from $56,849,000 as of December 31, 2001 to $41,244,000 as of June 30, 2002. Annualized inventory turnover increased from 2.92 turns as of December 31, 2001 to 3.59 turns as of June 30, 2002. The decrease in inventory is attributable to our continued efforts to streamline our production process and increase manufacturing velocity. Accounts payable increased 19.7% from December 31, 2001 to June 30, 2002. This increase is primarily related to obtaining more favorable payment terms with a significant supplier.

In July 2001, the Board of Directors approved the re-purchase of 2,000,000 shares of ADTRAN common stock. As of June 30, 2002, we had re-purchased 589,000 shares of our common stock at a total cost of $11,457,279.

Capital expenditures totaling $13,216,000 for the year ended December 31, 2001 were used to expand our headquarters and purchase equipment. Capital expenditures totaling $1,453,402 for the six months ended June 30, 2002 were used to purchase equipment.

At June 30, 2002, ADTRAN’s cash on hand of $74,481,644 and short-term investments of $25,284,358 placed our short-term cash availability at $99,766,002. At December 31, 2001, cash on hand was $81,280,409 and short-term investments were $26,282,961, which placed our short-term cash availability at $107,563,370.

At June 30, 2002, ADTRAN’s long-term investments increased by 23.1% to $194,355,154 from $157,901,718 at December 31, 2001. This increase was attributable to ADTRAN’s ability to generate cash from operations during the first six months of 2002 and our transfer of cash in excess of operational requirements to long term investments. Long-term investments at June 30, 2002 and December 31, 2001 include a restricted balance of $50,000,000 related to the revenue bonds as discussed above.

Investment Policy

The objective of our short-term investment policy is to preserve principal and maintain adequate liquidity with appropriate diversification, while emphasizing market returns on the our monetary assets.

The objective of our long-term investment policy is to emphasize total return; that is, the aggregate return from capital appreciation, dividend income and interest income. This is achieved through conservative investments and appropriate diversification in fixed and variable rate income, public equity, and private equity portfolios.

We review our investment portfolio for potential “other-than-temporary” declines in value on an individual investment basis. We assess on a quarterly basis significant declines in value which may be considered other-than-temporary and, if necessary, recognize and record the appropriate charge to write down the carrying value of such investments. In making this assessment, we take into consideration a wide range of objective and subjective information, including but not limited to the following: the magnitude and duration of historical decline in market prices, credit rating activity, assessments of liquidity, public filings and statements made by the issuer. Actual losses, if any, could ultimately differ from these estimates.

We intend to finance our operations in the future with cash flow from operations and remaining borrowed taxable revenue bond proceeds. We believe these available sources of funds to be adequate to meet our operating and capital needs for the foreseeable future.

Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a safe harbor for forward-looking statements made by or on behalf of ADTRAN. ADTRAN and its representatives may from time to time make written or verbal forward-looking statements, including statements contained in this report and our other filings with the Securities and Exchange Commission and in our reports to our stockholders. Generally, the words, “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “may,” “could” and similar expressions identify forward-looking statements. We caution you that any forward-looking statements made by or on our behalf are subject to uncertainties and other factors that could cause such statements to be wrong. Some of these uncertainties and other factors are listed below. They have been discussed in our most recent Form 10-K filed on March 29, 2002 with the SEC as well as in prior SEC filings. Though we have attempted to list comprehensively these important factors, we caution investors that other factors may prove to be important in the future in affecting our operating results. New factors emerge from time to time, and it is not possible for us to predict all of these factors, nor can we assess the impact each factor or combination of factors may have on our business. You are further cautioned not to place undue reliance on those forward-looking statements because they speak only of our views as of the date the statements were made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following are some of the risks that could affect our financial performance or could cause actual results to differ materially from those expressed or implied in our forward-looking statements:

•	We must continue to update and improve our products and develop new products in order to compete and to keep pace with improvements in telecommunications technology.

•	Our dependence on a limited number of suppliers may prevent us from delivering our products on a timely basis, which could have a material adverse effect on customer relations and operating results.

•
Our dependence on subcontractors may result in reduced control over product quality, delayed delivery of products and/or increased manufacturing costs, each of which could negatively affect customer relations and operating results.

•	We compete in markets that have become increasingly competitive, which may result in reduced gross profit margins and market share.

•	We depend heavily on sales to certain customers; the loss of any of these customers would significantly reduce our revenues and net income.

•	The lengthy approval process required by the RBOCs and other carriers could result in fluctuations in our revenues.

•	Consolidation in the Competitive Service Provider market could result in a significant decrease in our revenue.

•	Increased sales volume in international markets could result in increased costs or loss of revenue due to factors inherent in these markets.

•	Our success depends on our ability to reduce the selling prices of succeeding generations of our products.

•	Our failure to adequately protect our intellectual property rights could adversely affect the development and commercialization of our products.

•	Two stockholders own or may influence a significant amount of our common stock and may continue to have significant influence on our affairs.

•	The price of our common stock has been volatile and may continue to fluctuate substantially.

The foregoing list of risks is not exclusive.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

ADTRAN has not conducted transactions, established commitments or entered into relationships requiring disclosures beyond those provided elsewhere in this Form 10-Q.

PART II.    OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders

The 2002 Annual Meeting of Stockholders of ADTRAN was held on April 16, 2002. Proxies with regard to the matters voted upon at the Annual Meeting were solicited under Regulation 14A of the Securities Exchange Act of 1934, as amended. Set forth below is a brief description of each matter voted upon at the Annual Meeting and the results of the voting on each such matter:

(a)  Election of each director named below to serve until the next Annual Meeting of Stockholders. There was no solicitation in opposition to any of the nominees listed in the proxy statement, and all of the nominees were elected.

	Votes
Nominees	For	Withheld
Mark C. Smith	32,247,893	2,180,804
Lonnie S. McMillian	34,030,752	397,945
Howard A. Thrailkill	32,247,705	2,180,992
Richard A. Anderson	33,302,896	1,125,801
W. Frank Blount	33,303,252	1,125,445
William J. Marks	33,303,136	1,125,561
Roy J. Nichols	33,303,292	1,125,405
James L. North	34,289,237	1,125,545

(b)  Ratification of the appointment of PricewaterhouseCoopers LLP as independent accountants of ADTRAN for 2002.

Votes
For	Against	Abstain
33,558,220	864,284	6,193

Item 6.     Exhibits and Reports on Form 8-K

(b)  No reports on Form 8-K were filed during the quarter ended June 30, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADTRAN, INC. (Registrant)

/s/ JAMES E. MATTHEWS
James E. Matthews Senior Vice President—Finance and Chief Financial Officer

Date: August 9, 2002