Form 10-Q
period 2002-09-30
ADTRAN INC
filed 2002-11-14
CIK 926282

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2002

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from                 to

Commission File Number 0-24612

ADTRAN, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State of Incorporation)	63-0918200 (I.R.S. Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date:

Class Common Stock, $.01 Par Value	Outstanding at October 31, 2002 37,226,590 shares

ADTRAN, INC.

Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2002

SIGNATURE	20

CERTIFICATIONS	21

PART I. FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATMENTS

ADTRAN, INC.
CONDENSED BALANCE SHEETS

	September 30, 2002	December 31, 2001

	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash and cash equivalents	$84,917,178	$81,280,409
Short-term investments	39,769,165	26,282,961
Accounts receivable, less allowance for doubtful accounts of $2,088,028 and $3,882,099 at September 30, 2002 and December 31, 2001, respectively	45,687,493	60,598,867
Other receivables	9,407,733	9,609,478
Inventory, net	41,446,326	56,849,470
Prepaid expenses	2,807,769	3,486,470
Deferred income taxes	5,904,755	5,904,755

Total current assets	229,940,419	244,012,410

Property, plant and equipment, less accumulated depreciation of $82,377,124 and $70,092,383 at September 30, 2002 and December 31, 2001, respectively	109,433,764	120,133,445
Other assets	469,000	489,000
Deferred tax assets	4,043,832	—
Long-term investments	172,126,523	157,901,718

	$516,013,538	$522,536,573

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,952,964	$15,551,685
Accrued expenses	9,927,059	7,721,682
Income taxes payable	8,647,208	3,352,049

Total current liabilities	44,527,231	26,625,416
Long term liabilities:
Bonds payable	50,000,000	50,000,000
Deferred income taxes	3,995,770	8,283,601

Total liabilities	98,523,001	84,909,017

Stockholders’ equity:
Common stock, par value $.01 per share, 200,000,000 shares authorized: 39,445,198 shares issued in 2002 and 2001	394,452	394,452
Additional paid-in capital	96,289,534	96,384,091
Accumulated other comprehensive income	1,304,763	9,374,389
Retained earnings	362,899,660	350,233,932
Less treasury stock at cost: 2,222,811 and 910,236 shares at September 30, 2002 and December 31, 2001, respectively	(43,397,872)	(18,759,308)

Total stockholders’ equity	417,490,537	437,627,556

	$516,013,538	$522,536,573

See notes to condensed financial statements

ADTRAN, INC.
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Sales	$88,180,461	$95,513,062	$257,306,809	$297,986,682
Cost of sales	42,655,272	53,114,239	130,799,553	164,594,872

Gross profit	45,525,189	42,398,823	126,507,256	133,391,810

Selling, general and administrative expenses	19,587,128	22,120,077	60,652,858	73,022,848
Research and development expenses	14,008,528	15,180,334	42,480,292	44,954,097

Operating income	11,929,533	5,098,412	23,374,106	15,414,865

Interest expense	(645,834)	(461,458)	(1,960,842)	(1,443,654)
Net realized investment loss	(10,555,321)	(52,298)	(11,918,535)	(146,923)
Other income, net (primarily interest)	2,607,647	1,810,323	6,656,694	5,593,959

Income before benefit (provision) for income taxes	3,336,025	6,394,979	16,151,423	19,418,247
Benefit (provision) for income taxes	22,442	(1,445,265)	(3,485,695)	(5,873,176)

Net income	$3,358,467	$4,949,714	$12,665,728	$13,545,071

Weighted average shares outstanding	37,644,721	38,639,907	38,234,791	38,656,006

Weighted average shares outstanding assuming dilution (1)	37,670,734	38,679,763	38,303,667	38,764,304

Earnings per common share – basic	$.09	$.13	$.33	$.35

Earnings per common share – assuming dilution (1)	$.09	$.13	$.33	$.35

(1)	Assumes exercise of dilutive stock options calculated under the treasury stock method

See notes to condensed financial statements

ADTRAN, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,

	2002	2001

Cash flows from operating activities:
Net income	$12,665,728	$13,545,071
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,419,096	12,489,306
(Gain) loss on sale of short-term investments	(40,432)	145,736
Loss on sale of long-term investments	332,359	—
Loss on sale of property, plant and equipment	68,095	—
Impairment of investments	11,626,608	—
Changes in operating assets and liabilities:
Accounts receivable, net	14,911,374	16,942,254
Other receivables	201,745	28,220,712
Inventory, net	15,403,144	17,120,909
Prepaid expenses and other assets	698,701	603,865
Accounts payable	10,401,279	(18,340,755)
Accrued expenses	2,205,377	1,336,822
Income taxes payable	5,295,159	(3,734,234)

Net cash provided by operating activities	86,188,233	68,329,686

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,787,510)	(11,415,032)
Proceeds from sales of short-term investments	21,425,727	83,483,545
Purchases of short-term investments	(34,871,499)	(35,956,805)
Proceeds from sales of long-term investments	121,477,025	28,135,929
Purchases of long-term investments	(164,062,086)	(50,711,327)

Net cash (used in) provided by investing activities	(57,818,343)	13,536,310

Cash flows from financing activities:
Proceeds from issuance of common stock	473,403	263,648
Purchase of treasury stock	(25,206,524)	(2,955,575)

Net cash used in financing activities	(24,733,121)	(2,691,927)

Net increase in cash and cash equivalents	3,636,769	79,174,069

Cash and cash equivalents, beginning of period	81,280,409	27,971,313

Cash and cash equivalents, end of period	$84,917,178	$107,145,382

See notes to condensed financial statements

ADTRAN, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.       BASIS OF PRESENTATION

The interim condensed balance sheet of ADTRAN, Inc. (“ADTRAN”) at December 31, 2001 has been derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The accompanying unaudited condensed financial statements of ADTRAN have been prepared pursuant to the rules and regulations for reporting on Quarterly Reports on Form 10-Q. Accordingly, certain information and notes required by generally accepted accounting principles for complete financial statements are not included herein. In the opinion of management, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected to occur for the year ending December 31, 2002. The interim statements should be read in conjunction with the financial statements and notes thereto included in ADTRAN’s latest Annual Report on Form 10-K.

2.       INVENTORY

At September 30, 2002 and December 31, 2001, inventory consisted of the following:

	September 30, 2002	December 31, 2001

Raw materials	$21,973,151	$32,838,488
Work in progress	3,569,064	5,154,555
Finished goods	15,904,111	18,856,427

Inventory, net	$41,446,326	$56,849,470

3.       COMPREHENSIVE INCOME

Comprehensive income consists of net income and unrealized gains and losses on marketable securities, net of deferred taxes. Comprehensive income of $4,596,102 for the nine months ended September 30, 2002, consists of net income of $12,665,728 and unrealized losses on marketable securities of $8,069,626 (net of deferred tax). Comprehensive income of $6,832,630 for the year ended December 31, 2001, consists of net income of $17,328,529 and unrealized losses on marketable securities of $10,495,899 (net of deferred tax).

4.       EARNINGS PER SHARE

A summary of the calculation of basic and diluted earnings per share (EPS) for the three and nine months ended September 30, 2002 and 2001 is as follows:

	For the Three Months Ended September 30, 2002

	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Basic EPS
Income available to common stockholders	$3,358,467	37,644,721	$0.09

Effect of Dilutive Securities
Stock Options		26,013

Diluted EPS
Income available to common stockholders plus assumed conversions	$3,358,467	37,670,734	$0.09

	For the Nine Months Ended September 30, 2002

	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Basic EPS
Income available to common stockholders	$12,665,728	38,234,791	$0.33

Effect of Dilutive Securities
Stock Options		68,876

Diluted EPS
Income available to common stockholders plus assumed conversions	$12,665,728	38,303,667	$0.33

	For the Three Months Ended September 30, 2001

	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Basic EPS
Income available to common stockholders	$4,949,714	38,639,907	$0.13

Effect of Dilutive Securities
Stock Options		39,856

Diluted EPS
Income available to common stockholders plus assumed conversions	$4,949,714	38,679,763	$0.13

	For the Nine Months Ended September 30, 2001

	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Basic EPS
Income available to common stockholders	$13,545,071	38,656,006	$0.35

Effect of Dilutive Securities
Stock Options		108,298

Diluted EPS
Income available to common stockholders plus assumed conversions	$13,545,071	38,764,304	$0.35

5.       SEGMENT INFORMATION

ADTRAN operates two reportable segments – (1) the Carrier Network Division and (2) the Enterprise Network Division. We evaluate the performance of our segments based on gross profit; therefore, selling, general and administrative costs, as well as research and development, interest income/expense, and provision for income taxes are reported on an entity wide basis only. There are no inter-segment revenues.

The table below presents information about the reported sales and gross profit of ADTRAN’s segments for the three and nine months ended September 30, 2002 and 2001. Asset information by reportable segment is not reported, since ADTRAN does not produce such information internally.

	Three Months Ended September 30, 2002		Nine Months Ended September 30, 2002

	Sales	Gross Profit	Sales	Gross Profit

Carrier Network	$55,308,020	$27,441,419	$161,705,301	$75,066,769
Enterprise Network	32,872,441	18,083,770	95,601,508	51,440,487

Total	$88,180,461	$45,525,189	$257,306,809	$126,507,256

	Three Months Ended September 30, 2001		Nine Months Ended September 30, 2001

	Sales	Gross Profit	Sales	Gross Profit

Carrier Network	$55,813,387	$21,353,729	$185,283,724	$73,588,743
Enterprise Network	39,699,675	21,045,094	112,702,958	59,803,067

Total	$95,513,062	$42,398,823	$297,986,682	$133,391,810

The tables below present sales information by product and geographic area for the three and nine months ended September 30, 2002 and 2001.

Sales by Product

	Three Months Ended

	September 30, 2002	September 30, 2001

Digital Business Transport (DBT) / Total Reach®	$11,011,651	$19,384,702
High-bit-rate Digital Subscriber Line (HDSL) / T1	44,425,400	45,951,469
Systems	32,743,410	30,176,891

Total	$88,180,461	$95,513,062

	Nine Months Ended

	September 30, 2002	September 30, 2001

Digital Business Transport (DBT) / Total Reach®	$33,742,845	$69,541,930
High-bit-rate Digital Subscriber Line (HDSL) / T1	134,659,061	146,364,524
Systems	88,904,903	82,080,228

Total	$257,306,809	$297,986,682

Sales by Geographic Region

	Three Months Ended

	September 30, 2002	September 30, 2001

United States	$84,281,209	$88,662,414
Foreign	3,899,252	6,850,648

Total	$88,180,461	$95,513,062

	Nine Months Ended

	September 30, 2002	September 30, 2001

United States	$243,749,030	$285,368,513
Foreign	13,557,779	12,618,169

Total	$257,306,809	$297,986,682

6.       RECENTLY ISSUED ACCOUNTING STANDARDS

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which has an effective date for financial statements for fiscal years beginning after December 15, 2001. This statement, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, this statement expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. ADTRAN adopted SFAS No. 144 effective January 1, 2002, and the impact was not material to ADTRAN’s September 30, 2002 financial statements.

In May 2002, the Financial Accounting Standards Board issued SFAS No. 145, Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections as of April 2002. This statement rescinds FASB Statement No.4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. The statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers, and amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meetings, or describe their applicability under changed conditions. SFAS No. 145 does not currently impact ADTRAN.

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

7.       LIABILITY FOR WARRANTY RETURNS

ADTRAN’s products generally include warranties of five or ten years for product defects. ADTRAN accrues for warranty returns at cost to repair or replace products. This liability is included in accrued expenses in the accompanying balance sheets. The liability for warranty returns totaled approximately $1,277,000 as of September 30, 2002 and December 31, 2001.

8.       FINANCIAL INSTRUMENTS

ADTRAN evaluates its available-for-sale and held-to-maturity investments for related events or changes in circumstances that indicate a decline in value that is other-than-temporary. An impairment charge is recognized in the period in which an other-than-temporary decline is identified in an amount equal to the excess of the carrying value over the fair value. ADTRAN recorded $10,290,366 and $11,626,608 of other-than-temporary investment impairment charges related to marketable equity securities and private securities during the three and nine months ended September 30, 2002, respectively.

9.       TREASURY STOCK

In July 2001, the Board of Directors approved the re-purchase of 2,000,000 shares of ADTRAN common stock. Under this program, the company re-purchased 966,135 and 1,340,135 shares of our common stock in the three and nine months ended September 30, 2002, at a total cost of $17,830,734 and $25,206,524, respectively.

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

Sales decreased this year compared to last year due to an overall downturn in the telecommunications market. However, we believe we have protected our sources of revenue by maintaining our strategy of increasing unit volume and market share through the introduction of succeeding generations of products having lower selling prices and increased functionality as compared both to the prior generation of a product and to the products of competitors. An important part of ADTRAN’s strategy is to engineer the reduction of the product cost of each succeeding product generation and then to lower the product’s price based on the cost savings achieved. As a part of this strategy, we seek in most instances to be a low-cost, high-quality provider of products in our markets. ADTRAN’s success to-date is attributable in large measure to our ability to design our products initially with a view to their subsequent re-design, allowing both increased functionality and reduced manufacturing costs in each succeeding product generation. This strategy enables ADTRAN to sell succeeding generations of products to existing customers while increasing our market share by selling these enhanced products to new customers.

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

•
We maintain allowances for doubtful accounts for losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, we may be required to make additional allowances. If circumstances change with regards to individual receivable balances that had previously been determined to be uncollectible (and for which a specific reserve had been established), a reduction in our allowance for doubtful accounts may be required.

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

RESULTS OF OPERATIONS – THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001

SALES

ADTRAN’s sales decreased 7.7% from $95,513,062 in the three months ended September 30, 2001 to $88,180,461 in the three months ended September 30, 2002. Sales decreased 13.7% from $297,986,682 in the nine months ended September 30, 2001 to $257,306,809 in the nine months ended September 30, 2002. The decrease was primarily the result of decreased spending by our customers, which we believe to be a result of both economic and industry-wide factors. Carrier Network sales decreased from $55,813,387 in the three months ended September 30, 2001 to $55,308,020 in the three months ended September 30, 2002 and decreased from $185,283,724 in the nine months ended September 30, 2001 to $161,705,301 in the nine months ended September 30, 2002. Carrier Network sales as a percentage of total sales increased from 58.4% in the three months ended September 30, 2001 to 62.7% in the three months ended September 30, 2002 and increased from 62.2% for the nine months ended September 30, 2001 to 62.8% in the nine months ended September 30, 2002. Enterprise Network sales decreased from $39,699,675 in the three months ended September 30, 2001 to $32,872,441 for the three months ended September 30, 2002 and decreased from $112,702,958 in the nine months ended September 30, 2001 to $95,601,508 in the nine months ended September 30, 2002. Enterprise Network sales as a percentage of total sales decreased from 41.6% for the three months ended September 30, 2001 to 37.3% for the three months ended September 30, 2002 and decreased from 37.8% in the nine months ended September 30, 2001 to 37.2% in the nine months ended September 30, 2002. Foreign sales decreased 43.1% from $6,850,648 in the three months ended September 30, 2001 to $3,899,252 in the three months ended September 30, 2002 and increased 7.5% from $12,618,169 in the nine months ended September 30, 2001 to $13,557,779 in the nine months ended September 30, 2002.

COST OF SALES

Cost of sales decreased 19.7% from $53,114,239 in the three months ended September 30, 2001 to $42,655,272 in the three months ended September 30, 2002 and decreased 20.5% from $164,594,872 in the nine months ended September 30, 2001 to $130,799,553 in the nine months ended September 30, 2002. The cost of sales decrease quarter over quarter is primarily related to the decrease in revenues in each respective period and timing differences between the recognition of cost reductions and the lowering of product selling prices. As a percentage of sales, cost of sales decreased from 55.6% in the three months ended September 30, 2001 to 48.4% in the three months ended September 30, 2002 and decreased from 55.2% in the nine months ended September 30, 2001 to 50.8% in the nine months ended September 30, 2002. An important part of ADTRAN’s strategy is to reduce the product cost of each succeeding product generation and then to lower the product’s price based on the cost savings achieved. This strategy, as described above, sometimes results in variations in ADTRAN’s gross profit margin due to timing differences between the recognition of cost reductions and the lowering of product selling prices. In view of the rapid pace of new product introductions by ADTRAN, this strategy may result in variations in gross profit margins that, for any particular financial period, can be difficult to predict.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased 11.5% from $22,120,077 in the three months ended September 30, 2001 to $19,587,128 in the three months ended September 30, 2002 and decreased 16.9% from $73,022,848 in the nine months ended September 30, 2001 to $60,652,858 in the nine months ended September 30, 2002. This decrease is a result of a reduction in force, mandatory salary reductions, and other cost reductions implemented in the second half of 2001. The mandatory salary reductions were rescinded effective September 1, 2002. Selling, general and administrative expenses as a percentage of sales decreased from 23.2% in the three months ended September 30, 2001 to 22.2% in the three months ended September 30, 2002 and decreased from 24.5% in the nine months ended September 30, 2001 to 23.6% in the nine months ended September 30, 2002. Bad debt expense increased from $62,999 in the three months ended September 30, 2001 to $810,000 in the three months ended September 30, 2002 and increased from $148,938 in the nine months ended September 30, 2001 to $1,511,250 in the nine months ended September 30, 2002. This increase in bad debt expense is a result of financial difficulties of certain telecom customers. Selling, general and administrative expenses as a percent of sales will generally fluctuate whenever there is significant fluctuation in revenues during the periods being compared.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses decreased 7.7% from $15,180,334 in the three months ended September 30, 2001 to $14,008,528 in the three months ended September 30, 2002 and decreased 5.5% from $44,954,097 in the nine months ended September 30, 2001 to $42,480,292 in the nine months ended September 30, 2002. ADTRAN continually evaluates new product opportunities and engages in intensive research and product development efforts. To date, ADTRAN has expensed all product research and development costs as incurred. As a result, ADTRAN may incur significant research and development expenses prior to the receipt of revenues from a major new product group. As a percentage of sales, research and development expenses remained relatively constant at 15.9% in the three months ended September 30, 2001 and 2002, and increased from 15.1% in the nine months ended September 30, 2001 to 16.5% in the nine months ended September 30, 2002. ADTRAN will continue to incur research and development expenses in connection with its new products and its expansion into international markets. Research and development expenses as a percent of sales will fluctuate whenever there is a significant fluctuation in revenues during the periods being compared.

INTEREST EXPENSE

Interest expense increased 40.0% from $461,458 in the three months ended September 30, 2001 to $645,834 in the three months ended September 30, 2002 and increased 35.8% from $1,443,654 in the nine months ended September 30, 2001 to $1,960,842 in the nine months ended September 30, 2002. This increase is primarily related to an increase in the interest rate on our $50,000,000 revenue bond.

NET REALIZED INVESTMENT LOSS

Net realized investment loss increased from $52,298 in the three months ended September 30, 2001 to $10,555,321 in the three months ended September 30, 2002 and increased from $146,923 in the nine months ended September 30, 2001 to $11,918,535 in the nine months ended September 30, 2002. This increase is primarily related to the other-than-temporary investment impairment that was recognized in the third quarter of 2002. We recorded $8,280,184 of other-than-temporary investment impairment charges during the third quarter of 2002 related to fifteen equity security investments. The remaining $2,275,137 of net realized investment loss was related to write downs of private securities and realized transactional losses in the three months ended September 30, 2002.

OTHER INCOME, NET (PRIMARILY INTEREST)

Other income increased 44.0% from $1,810,323 in the three months ended September 30, 2001 to $2,607,647 in the three months ended September 30, 2002 and increased 19.0% from $5,593,959 in the nine months ended September 30, 2001 to $6,656,694 in the nine months ended September 30, 2002. This increase is primarily related to an increase in fixed income investments and related investment income and an increase in the interest rate earned on the collateral deposit associated with the $50,000,000 revenue bond.

INCOME TAXES

Our effective tax rate decreased from 30.2% for the nine months ended September 30, 2001 to 21.6% for the nine months ended September 30, 2002. Pre-tax income for financial reporting purposes was substantially lower through September 30, 2002 due to the other-than-temporary declines in the market value of certain investments. The higher mix of non-taxable income and higher research and development tax credits as a percent of taxable income resulted in a substantially lower effective tax rate. Additionally, economic incentive credits of $1,025,622 for the nine months ended September 30, 2002 were recorded as a reduction on income tax expense. As a result of the revision of the estimated effective tax rate for the year based on these factors, the effective tax rate for the three months ended September 30, 2002 was (0.7%).

NET INCOME

As a result of the above factors, net income decreased 32.2% from $4,949,714 in the three months ended September 30, 2001 to $3,358,467 in the three months ended September 30, 2002. Net income decreased 6.5% from $13,545,071 in the nine months ended September 30, 2001 to $12,665,728 in the nine months ended September 30, 2002. As a percentage of sales, net income decreased from 5.2% in the three months ended September 30, 2001 to 3.8% in the three months ended September 30, 2002 and increased from 4.6% in the nine months ended September 30, 2001 to 4.9% in the nine months ended September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Fifty million dollars of the expansion of Phase III of our corporate headquarters was approved for participation in an incentive program offered by the Alabama State Industrial Development Authority (the “Authority”). The incentive program enables participating companies to generate Alabama corporate income tax credits that can be used to reduce the amount of Alabama corporate income taxes that would otherwise be payable. We cannot be certain that the State of Alabama will continue to make these corporate income tax credits available in the future, and therefore, we may not realize the full benefit of these incentives. Through September 30, 2002, the Authority had issued $50,000,000 of its taxable revenue bonds pursuant to the incentive program and loaned the proceeds from the sale of the bonds to ADTRAN. We are required to make payments to the Authority in the amounts necessary to pay the principal of and interest on the Authority’s Taxable Revenue Bond, Series 1995, as amended, currently outstanding in the aggregate principal amount of $50,000,000. The bond matures on January 1, 2020, and bears interest at the rate of 20 basis points over the money market account-based rate of First Union National Bank. Included in long-term investments is $50,000,000 of restricted funds, which is a collateral deposit against the principal of this bond.

ADTRAN’s working capital position decreased 14.7% from $217,386,994 as of December 31, 2001 to $185,413,188 as of September 30, 2002. The quick ratio decreased from 6.32 as of December 31, 2001 to 3.82 as of September 30, 2002 and the current ratio decreased from 9.16 as of December 31, 2001 to 5.16 as of September 30, 2002. The decrease in working capital and related ratios is primarily a result of shifting investments from short-term to long-term and our share repurchase program.

Accounts receivable and other receivables decreased 24.6% and 2.1%, respectively, from December 31, 2001 to September 30, 2002 due to reduced sales volumes and improved collections. Quarterly accounts receivable days sales outstanding improved 14 days from 62 days as of December 31, 2001 to 48 days as of September 30, 2002.

ADTRAN has used, and expects to continue to use, the cash generated from operations for working capital and other general corporate purposes, including (i) product development activities to enhance its existing products and develop new products and (ii) expansion of sales and marketing activities.

Inventory decreased 27.1% from $56,849,470 as of December 31, 2001 to $41,446,326 as of September 30, 2002. Annualized inventory turnover increased from 2.92 turns as of December 31, 2001 to 3.55 turns as of September 30, 2002. The decrease in inventory is attributable to our continued efforts to streamline our production process and increase manufacturing velocity.

Accounts payable increased 66.9% from December 31, 2001 to September 30, 2002. This increase is primarily related to obtaining more favorable payment terms with a significant supplier and a shift in sales mix towards products produced by subcontract manufacturers. Accrued expenses increased 28.6% from December 31, 2001 to September 30, 2002. This increase is primarily related to the rescission of salary reductions and the variations of payments for salaries and property taxes.

In July 2001, the Board of Directors approved the re-purchase of 2,000,000 shares of ADTRAN common stock. As of September 30, 2002, we had re-purchased 1,555,135 shares of our common stock at a total cost of $29,288,013. Of this amount, 966,135 shares of our common stock were purchased in the three months ended September 30, 2002, at a total cost of $17,830,734.

Capital expenditures totaling approximately $13,216,000 for the year ended December 31, 2001 were used to expand our headquarters and purchase equipment. Capital expenditures totaling $1,787,510 for the nine months ended September 30, 2002 were used to purchase equipment.

At September 30, 2002, ADTRAN’s cash on hand of $84,917,178 and short-term investments of $39,769,165 placed our short-term cash availability at $124,686,343. At December 31, 2001, cash on hand was $81,280,409 and short-term investments were $26,282,961, which placed our short-term cash availability at $107,563,370.

At September 30, 2002, ADTRAN’s long-term investments increased by 9.0% to $172,126,523 from $157,901,718 at December 31, 2001. This increase was attributable to ADTRAN’s ability to generate cash from operations during the first nine months of 2002 and our transfer of cash in excess of operational requirements to long-term investments. Long-term investments at September 30, 2002 and December 31, 2001 include a restricted balance of $50,000,000 related to the revenue bonds as discussed above.

INVESTMENT POLICY

The objective of our short-term investment policy is to preserve principal and maintain adequate liquidity with appropriate diversification, while emphasizing market returns on our monetary assets.

The objective of our long-term investment policy is to emphasize total return; that is, the aggregate return from capital appreciation, dividend income and interest income. This is achieved through investments with appropriate diversification in fixed and variable rate income, public equity, and private equity portfolios.

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

We intend to finance our operations in the future with cash flow from operations and our remaining borrowed taxable revenue bond proceeds. We believe these available sources of funds to be adequate to meet our operating and capital needs for the foreseeable future.

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

ITEM 4.	CONTROLS AND PROCEDURES

(a)      Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) for the company. Our disclosure controls and procedures include our “internal controls,” as that term is used in Section 302 of the Sarbanes-Oxley Act of 2002 and described in the Securities and Exchange Commission’s Release No. 34-46427 (August 29, 2002). Our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures as of a date within 90 days before the filing date of this quarterly report, have concluded that our disclosure controls and procedures are adequate and effective in timely alerting them to material information relating to us (including our consolidated subsidiaries)required to be included in our periodic SEC filings.

(b)      Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation. As a result, there were no corrective actions to be taken.

PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(b)      No reports on Form 8-K were filed during the quarter ended September 30, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADTRAN, INC. (Registrant)
Date: November 14, 2002	/s/ JAMES E. MATTHEWS

James E. Matthews Senior Vice President - Finance and Chief Financial Officer

CERTIFICATIONS

I, Mark C. Smith, Chairman of the Board and Chief Executive Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of ADTRAN, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly represent in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

	a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ MARK C. SMITH

Mark C. Smith Chairman of the Board and Chief Executive Officer

CERTIFICATIONS

I, James E. Matthews, Senior Vice President – Finance and Chief Financial Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of ADTRAN, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly represent in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

	a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ JAMES E. MATTHEWS

James E. Matthews Senior Vice President – Finance and Chief Financial Officer