Form 10-K
period 2002-12-31
ADTRAN INC
filed 2003-03-20
CIK 926282

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Fiscal Year Ended December 31, 2002

☐            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Transition Period from __________ to __________

Commission file number 0-24612

ADTRAN, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	63-0918200 (I.R.S. Employer (Identification Number)

901 Explorer Boulevard, Huntsville, Alabama 35806-2807
(Address of principal executive offices, including zip code)

(256) 963-8000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant on June 28, 2002 was $383,274,923 based on a closing market price of $18.99 as quoted on the Nasdaq National Market. There were 37,681,192 shares of common stock outstanding as of March 3, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on April 10, 2003 are incorporated herein by reference in Part III.

ADTRAN, Inc.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2002

SIGNATURES	46

CERTIFICATIONS	47

INDEX OF EXHIBITS	50

-i-

PART I

ITEM 1.         BUSINESS

Introduction

ADTRAN, Inc. develops products and services that simplify access to today’s telecommunications networks. Our high-speed, digital transmission products improve the operation of, and reduce the costs associated with, building and using communications networks. Small and large telephone companies, long-distance carriers, and other network service providers use our products to deliver high-speed data, voice, video, and Internet services to their customers in a cost-efficient manner. Businesses, schools, and government agencies use our products to connect facilities, remote offices and mobile workers, enabling corporate information services, Internet access, telecommuting, and videoconferencing within their organizations.

We were incorporated under the laws of Delaware in November 1985, and commenced operations in January 1986. We are headquartered in Cummings Research Park in Huntsville, Alabama. The mailing address at our headquarters is 901 Explorer Boulevard, Huntsville, Alabama, 35806. The telephone number at that location is (256) 963-8000.

Products and Services

We maintain two operating divisions based on our product and service offerings: the Carrier Networks Division and the Enterprise Networks Division. While many of the technologies we develop can be used to build products for both divisions, the divisions serve two distinct markets. These divisions support sales in the United States and in other countries around the world and operate as two reportable segments. In 2002, sales of Carrier Networks products accounted for 63.3% of revenue, while sales of Enterprise Networks products accounted for 36.7%. Sales to countries outside of North America are included in these aggregate divisional figures, but when accounted for separately, comprise 5.9% of total revenue. For more financial information about these divisions, see note 9 to the consolidated financial statements included in this report.

Our product portfolio consists of approximately 1,000 different high-speed telecommunications devices. In both carrier and enterprise networks, these products are used primarily in the “last mile,” or local loop, of the telecommunications network. The last mile is that segment of the network that connects end-user subscribers to a service provider’s closest facility. Our products typically connect two ends of a telecommunications circuit, and serve to transmit data, voice, and video over that circuit. The bandwidth of the circuit, along with the type of transmission format being used, determines the type of equipment needed.

We develop, market, and support high-speed digital transmission products, including those used to upgrade slower, established networks, or those used to deploy new broadband networks. Our products may be used in copper, fiber, or wireless networks both in the United States and abroad.

Carrier Networks

Our Carrier Networks Division specializes in system-based solutions that domestic and global service providers use to meet demand for a variety of data, voice, and Internet services, while reducing the cost of initial deployment and ongoing operations. These products are typically installed throughout the service provider’s network in locations such as central offices or network operations centers, remote terminals or pole-mounted cabinets, and the customers’ premises.

In the past few years, carriers have concentrated their capital expenditures on expanding and updating core switching facilities. Originally built to handle primarily voice applications, these facilities have been modified to accommodate large volumes of Internet and other high-speed, bandwidth-intensive data. The high-volume switching and transmission products used in a carrier’s core network are typically supplied by larger, integrated systems equipment suppliers, such as Lucent, Nortel, and Alcatel. With the core network in place, carriers are now trying to connect customers by offering broadband digital services. Our Carrier Networks Division supplies the network access products carriers require to connect their customers to core transmission and switching networks.

The flagship product line produced by our Carrier Networks Division is the Total Access® System. This multi-function access system offers service providers a single platform that can accommodate demand for a variety of high-speed Internet, voice, data and video services for business and some residential applications. Total Access consists of many different products that can be used separately or in tandem to reach more customers, offer a greater number of services, offer higher speed services, and make better use of network resources. Total Access connects to copper and fiber optic network backbones, making it suitable for installation in many parts of the network, and enabling deployment of a wide range of voice and data services around the world.

Total Access features a distributed architecture that fits the decentralized networking model most carriers are using today both in the United States and abroad. This modular, scalable, and geographically distributed system offers advantages such as lower start-up costs, more flexible service deployment, greater network interface options, increased bandwidth, grow-as-you-go modularity, and centralized network management.

T1/HDSLx Access

The transmission technologies behind dedicated, leased line voice and data services to businesses are T1, which transmits data and voice at 1.544 megabits per second, or Mbps, and E1, the European equivalent, which transmits at 2.048 Mbps. T1 and E1 are the most widely deployed network technologies in business today. High bit-rate Digital Subscriber Line, or HDSLx, is a signaling technology that simplifies the provisioning of T1/E1 services over these circuits. We are the industry’s leading supplier of T1/HDSLx technology in the United States, with equipment in use by every incumbent local exchange carrier, or ILEC, and many independents and competitive service providers.

Our HDSL/HDSL2/HDSL4 products implement two-wire or four-wire transport of voice and data over T1/E1 facilities at extended distances, with less engineering investment. Our T1/HDSLx and E1/HDSLx products are available in form factors to fit our Total Access System, as well as other equipment shelves commonly deployed by ILECs and other service providers.

Packet-Based DSL Access

To meet residential demand for high-speed Internet access, and to meet the corresponding business demand to deliver high-speed Internet content, service providers must deploy packet-based varieties of DSL transport technologies. Our Total Access DSL Access Multiplexer, or DSLAM, helps ILECs, competitive service providers, local and regional independent telephone companies, and post telephone and telegraph (PTT) companies deliver Asymmetric DSL, or ADSL, a technology that permits faster downloads and slower uploads to accommodate Internet usage for residential and small business environments; and Symmetrical HDSL, or SHDSL, a technology that offers businesses high-speed network access at potentially lower monthly cost than leased line networks.

In 2002, we expanded our Total Access DSLAM portfolio to include models for low- to medium-density markets. These lower density models complement our Total Access 3000 DSLAM, which has been available since 2000. Because major carriers are deploying high volumes of new DSL accounts each day, and because packet-based technologies often fall outside the scope of the carriers’ legacy operating systems, carriers require a separate automated provisioning and management tool for these deployments. To satisfy this need, we offer the Total Access Element Management System, a high-performance network management system supporting our Total Access DSLAM platforms.

In countries outside of North America, our Total Access SHDSL is being adopted as an economical way to meet strong demand for E1 business services over a single pair of copper wires. SHDSL has a capacity of up to 2.3 Mbps per pair, making it a global symmetrical standard that accommodates E1 signaling rates. ADTRAN was a primary contributor to the international SHDSL standardization effort concluded in 2001, and the first to introduce an SHDSL product.

Fiber Access Multiplexing

Multiplexers are products that combine individual communications channels into a common band or stream for transmission. Our Total Access OPTI-3 is a multiplexer that aggregates three copper DS3 channels onto a fiber OC-3 feed. DS3 is a digital signal level which supports transmission of 672 individual digital signals at 45 Mbps, and OC3 is an optical carrier level which transmits at 155 Mbps. The Total Access OPTI-3 offers service providers a smaller, more cost-effective alternative to traditional devices used for this purpose. It is a non-proprietary device that complies with the SONET optical interface standard governing the interworking of optical transmission products. As a result, the Total Access OPTI-3 works with other SONET multiplexers in existing installations, and supplies environmental alarms and other network management information to the operations center or central office.

M13/STS-1 Multiplexing

The MX2800 is an M13 multiplexer, a device that aggregates multiple T1 or E1 channels into a single larger channel, such as DS3 in copper applications, or STS-1, or synchronous transport signal level one, in fiber optic applications. The MX2800 offers service providers a smaller, more cost-effective alternative to traditional devices used for this purpose. It includes a redundant power supply and the capacity to minimize network disruptions.

IMA Aggregation

Inverse Multiplexing over ATM (Asynchronous Transfer Mode), or IMA, is a method of aggregating DSL traffic from multiple subscribers onto a single circuit for transport to the central office switch. By moving the consolidation point closer to the subscriber, the service provider reduces the cost of backhauling this traffic. By consolidating ATM traffic into fewer, more efficiently utilized interfaces, the service provider conserves valuable switch ports. This capability is available in our Total Access 3000 DSLAM.

POTS/DLC Services

Our Total Access System includes solutions for deploying narrowband (from 64 Kilobytes per second, or Kbps, to 1.544 Mbps) services, including Plain Old Telephone Services (POTS) for voice, and special services, such as analog data or foreign exchange. Service providers use Digital Loop Carriers (DLCs), or remote cabinets, to consolidate large volumes of voice lines as close as possible to the customer origin. Our high-density platforms for POTS deployment through a DLC increase the number of customers that can be served through the same facilities.

An important part of the distributed DLC concept is the ability to move voice traffic from narrow-bandwidth circuits, originating at the customer’s site, onto broader bandwidth circuits traveling back to the central office. Our products provide the concentration and multiplexing technologies needed to consolidate narrowband signals, where most of the carriers’ demand resides, into higher level bandwidth signals for backhaul to the switching facilities.

Loop Deployment

We offer a comprehensive line of plug-in transmission, repeater, extension, and termination devices for T1, E1, Frame Relay, Integrated Services Digital Network (ISDN) and Digital Data Service (DDS) services in a variety of form factors to fit our customers’ needs. Our Total Reach ISDN and DDS products extend digital services over one twisted pair of copper wires instead of the traditional two pair, and resolve deployment issues related to extensive repeater engineering, bridged tap determination and removal, and power requirements.

Wireless DS1/DS3 Access

Our TRACER series of license-free radios support voice and data over broadband DS3; dual, quad, and octal T1; and E1 wireless links. These products are also sold by our Enterprise Networks Division, as described below.

Network Management

We develop and support sophisticated systems to centralize the configuration, provisioning and management of our network access products. The Total Access Element Management System is a web-based, Java application used to configure, monitor and control Total Access equipment installed on local loop circuits. This high-performance system ensures smooth communication with the carrier’s central management system to minimize truck rolls and reduce operating costs.

Technical Services and Support

Carrier Network products sold in the United States carry up to a 10-year return-to-factory warranty, pre- and post-sales telephone technical support, and certain training options. Warranty and support options vary in countries outside of the U.S. Customers seeking additional support, or a complete turnkey solution, may choose to contract our professional services group for configuration, pre-assembly, and installation of their system.

Enterprise Networks

Our Enterprise Networks Division specializes in wide area connectivity and internetworking products. Businesses, academic organizations, and government agencies use these products to implement reliable, high-speed data, voice, Internet, and video communications between geographically dispersed locations or employees. These products are typically installed in equipment rooms or on desktops at both ends of a wide area circuit, connecting headquarters, branch offices, telecommuters, and mobile users to corporate information resources.

Our enterprise network products physically connect the user’s equipment – telephones, PBX’s, routers, computers, local area network equipment, and videoconferencing gear – to the wide area circuit. We address all of the commonly used networking technologies, at speeds ranging from 56/64 Kbps to 45 Mbps over wireline, fiber, and wireless facilities. Products range from simple, single-circuit termination units to more complex integrated access devices, access routers, multiplexers, firewalls, and license-free radios. Functionality ranges from low-cost, unmanaged devices to modular, remotely-manageable devices. Emergency service restoral is offered for a number of platforms.

Our broad range of equipment permits customers to satisfy their applications (data, voice, videoconferencing, or combined data/voice) using the most cost-efficient service offerings. In a wide area network that uses multiple transmission technologies in different geographic locations, the customer can usually obtain all the necessary equipment from us. Many of the products available from the Enterprise Networks Division have applications in carrier networks as well, especially carriers outside of North America. These products are typically installed by the carrier at the customer premises as part of a bundled service package.

IP Access Routing

In 2002, we introduced the NetVanta 3000 Series of Internet Protocol, or IP, access routers. These routers serve the purpose of providing Internet access or interconnecting corporate locations over private IP or leased line infrastructures, then routing data to its destination computer. These devices include features to secure the network against cyber attacks, to secure the privacy of data as it is transported across the Internet, and to restore communications in the event of equipment failure. These devices may be used by businesses or service providers in both domestic and global installations.

Internet Security

Our NetVanta 2000 Series is a family of products that combines firewall and Virtual Private Networking, or VPN, technologies to secure the transport of data over the Internet and private IP networks. The product line includes models to connect mobile workers, remote offices, and regional office/corporate headquarters, without the security concerns normally associated with shared networks. VPN is a service that provides customers with the attributes of a private network and is a cost-effective replacement for private leased line networks.

Frame Relay, Performance Monitoring, and Traffic Shaping

We offer a comprehensive line of Frame Relay connectivity products. Frame Relay is the most popular networking technology used by businesses today. Basic connectivity products support data, converged voice and data, routing, and disaster recovery at speeds ranging from 56 Kbps to 2.3 Mbps. In the IQ™ series, more advanced functionality lets network operators or service providers identify and classify traffic types, including e-mail, file transfer, and music downloads, allocate bandwidth to certain applications, and quantify the quality of service delivered on these Frame Relay circuits.

Integrated Access

Integrated access devices are a product class commonly used to reduce telecommunications costs by collapsing multiple voice and data circuits into a more streamlined and less expensive topology. Convergence also simplifies network administration and enables new features and services. We offer the ATLAS, Total Access 600 Series, Total Access 750/850, and TSU series of integrated access devices to accommodate both enterprise and carrier applications. Product architectures are scalable, and various models offer a wide range of features and capacities.

Fiber Connectivity

Our optical transport products for the enterprise support (1) point-to-point dark fiber termination, where the customer seeks to connect intra-campus buildings over a fiber optic cable; and (2) copper-to-fiber conversion, where the customer seeks to connect existing copper-wired buildings to fiber optic cable.

Leased Line Connectivity

Leased line networks, which provide dedicated point-to-point circuits leased from the service provider, are widely deployed in business. Circuits are available for DDS at speeds of 56 Kbps, ISDN at 128 Kbps, T1 at 1.544 Mbps, E1 at 2.048 Mbps, and T3 at 45 Mbps. ADTRAN supplies equipment in each of these technology categories for data, voice, and video applications. Models range from economy to full-featured with options for routing, network management, and emergency service restoral.

Broadband Fixed Wireless

We compete in a portion of the wireless communications market known as license-free fixed wireless. License-free fixed wireless installations are permanent or temporary point-to-point microwave radio links classified as unlicensed by the FCC. Our TRACER Series radios support voice and data over broadband DS3; dual, quad, and octal T1; and E1. Installed by a carrier or a business, fixed wireless links serve to overcome geographic barriers, establish emergency communications, or improve the efficiency of wireless carriers’ backhaul operations.

Network Management

We develop and support sophisticated systems to centralize the configuration and management of our wide area connectivity and internetworking products. Our N-Form Network Management Software Suite, a web-enabled product, allows network operators to monitor network activity, modify equipment settings, and isolate problems from a remote location using a variety of popular management interfaces.

Technical Services and Support

Each enterprise network product sold in the United States carries a five-year return-to-factory warranty, pre- and post-sales telephone technical support, and certain training options. Warranty and support options vary in countries outside of the U.S. Customers seeking additional support may choose to purchase our extended installation and maintenance service plans and/or fee-based training classes.

Customers

Customers of our Carrier Networks Division in the United States include all of the major regional telephone companies, also known as ILECs or RBOCs (Regional Bell Operating Companies); large and small independent telephone companies; competitive service providers; Internet service providers or ISPs; long distance carriers (known as Interexchange Carriers or IXCs); and wireless service providers. Worldwide, this division also serves PTT companies and competitive service providers in selected regions.

ILECs and most other service providers require product approval prior to adopting a vendor’s products for use in their networks. Therefore, we are involved in a constant process of submitting new and succeeding generations of products for approval. In the past, we have been successful in obtaining such approvals, and our products are widely deployed in service provider networks. However, we cannot be certain that we will obtain such approvals in the future, or that sales of such products will continue to occur. Further, any attempt by an ILEC or other service provider to seek out additional or alternative suppliers, or to undertake, as permitted under applicable regulations, the production of such products internally, could have a material adverse effect on our operating results.

End users of our Enterprise Networks Division include a large number of private and public organizations in numerous vertical markets, including finance, retail, food service, government, education, health care, manufacturing, military, transportation, hospitality, and energy/utility. However, because the majority of the products from this division are sold through a distribution channel, our major customers consist of several large technology distributors and an extensive network of value added resellers as described in “Distribution, Sales and Marketing” below.

The major customers of ADTRAN include the following:

Alltel Corporation AT&T Corp. BellSouth Corporation Ingram Micro, Inc. Qwest Communications International	SBC Communications, Inc. Sprint Corporation Tech Data Corporation Telstra Corporation Verizon Communications, Inc.

Single customers comprising more than 10% of our revenue include SBC Communications, Inc. at 21%, Verizon Communications, Inc. at 14%, and Sprint Corporation at 10%. No other customer accounted for 10% or more of our sales in 2002.

Distribution, Sales and Marketing

We sell our Carrier Networks products in the United States to our major customers through a combination of a direct sales organization and a non-exclusive distribution network. The direct sales organization supports ILEC customers, and has offices located throughout the country. Sales to most competitive service providers and independent telephone companies are fulfilled through several major technology distribution companies.

Sales to service providers involve lengthy product qualification and standardization processes that can extend for several months or years. Subsequent orders, if any, are typically placed under single or multi-year supply agreements that are generally not subject to minimum volume commitments. Carriers generally prefer having two or more suppliers for most products, so individual orders are generally subject to competition based on some combination of total value, service, price, delivery, and other terms.

The majority of Enterprise Networks products are sold in the United States through a non-exclusive distribution network which consists, at the top level, of several major technology distributors and system integrators, such as Tech Data, Ingram Micro, and Sprint North Supply. These large distribution houses then sell to an extensive network of value-added resellers or system integrators.

Value added resellers and system integrators may be affiliated with us as a channel partner, or they may purchase from the distributor as an unaffiliated company. Affiliated partners participate with us at one of three levels based on sales volume and other factors to receive benefits such as product discounts, co-op funds, technical support, and training. We maintain field offices nationwide to support both distributors and value added resellers and system integrators. The Enterprise Networks Division also maintains a direct sales organization to generate demand within large, national accounts.

Outside of the United States, both carrier and enterprise products are sold through distribution arrangements customized for each region. Each region is supported by an ADTRAN field office that offers sales and support functions, and in some cases, warehousing and manufacturing support.

Our field sales organizations and distributors receive support from headquarters-based marketing, sales, and customer support groups. Under certain circumstances, other headquarters personnel may become involved in sales and other activities.

Research and Development

Rapidly changing technologies, evolving industry standards, changing customer requirements, and continuing developments in telecommunications service offerings characterize the markets for our products. Our continuing ability to adapt to these changes, and to develop new and enhanced products, is a significant factor in maintaining or improving our competitive position and our prospects for growth. Therefore, we continue to make significant investments in product development.

During 2002, 2001 and 2000, product development expenditures totaled $56,295,000, $58,935,000, and $50,628,000, respectively. Because our product development activities are an important part of our strategy and because of rapidly changing technology and evolving industry standards, we expect to sustain, and possibly increase, product development activities in 2003. To date, all product development expenses have been charged to operations as incurred.

We strive to deliver innovative digital network access solutions that lower the cost of deploying services, increase the level of performance achievable with established infrastructures, reduce expense for our customers, increase network bandwidth and functionality, and extend network reach. Our development process is conducted in accordance with ISO 9001 and TL 9000, which are the international standards for quality management systems for design, manufacturing, and service.

We develop most of our products internally, although we sometimes license intellectual property rights for use in certain products. Internal development gives us more control over design and manufacturing issues related to our products, and therefore, closer control over product cost. Our ability to continually reduce product costs is an important part of our overall business strategy. Our product development efforts are often centered around entering a market with improved technology, offered at a price point lower than established market price. We then compete for market share. We continually re-engineer successive generations of the product to improve margin. In the extremely competitive markets characteristic of 2000, 2001 and 2002, this strategy has allowed us to meet customers’ stringent price requirements, while remaining profitable.

To maintain or increase our revenues and margins while continuing this strategy, we must continue, in some combination, to increase unit sales volumes of existing products, introduce and sell new products, or reduce our per unit costs. Per unit costs must be reduced at rates sufficient to compensate for the reduced revenue effect of continuing reductions in average sales prices. While we cannot be certain that we will be able to maintain or increase revenues or margins by increasing unit sales volumes of our products, introducing and selling new products, or reducing our per unit costs, our approach has been generally successful in the past.

Product development activities center around products to support both existing and emerging technologies in the telecommunications industry in segments of our markets that we consider to be viable revenue opportunities. We are actively engaged in developing and refining technologies to support data, voice, and video transport over Time Division Multiplex, ATM, and IP network architectures. Our work includes fiber optic transport, edge routing, integrated access, ADSL, SHDSL, HDSL4, Ethernet, network security, and network management and services.

A centralized research function supports product development efforts company-wide. This group provides guidance to our various product design and engineering teams in digital signal processing technologies, computer simulation and modeling, CAD/CAM tool sets, custom semiconductor design, industry standards, and technological forecasting.

Many telecommunications issues, processes and technologies are governed by standards boards. These boards consist of scientists, engineers, and other industry specialists working to establish specifications and compliance guidelines for emerging telecommunications technologies. We are an active participant on numerous standards boards, and have been instrumental in driving worldwide standards development in many technologies, especially DSL. A significant contributor to both HDSL2 and SHDSL standards, we developed many of the sophisticated coding algorithms incorporated into these standards. Currently, we are participating in the Federal Communications Commission’s efforts to define guidelines for spectral compatibility on local loops where multiple services are simultaneously deployed. We are also involved in the committee reviewing various techniques for deploying Ethernet in the local loop.

Manufacturing

The principal steps in the manufacturing process are the purchase and management of materials, assembly, testing, final inspection, packing, and shipping. In 2002, we continued to purchase parts and components for the assembly of some products from a large number of suppliers through a worldwide sourcing program. In addition, we have begun to shift to a process of allowing contract manufacturers to purchase the materials that they use in the assembly of our products. Certain key components used in our products are currently available from only one source, and other key components are available from only a limited number of sources. In the past, we have experienced delays in the receipt of certain key components, which has resulted in delays in related product deliveries.

We attempt to manage such risks through developing alternative sources, through engineering efforts designed to obviate the necessity of certain components, and by maintaining close personal contact and building long-term relationships with each of our suppliers.

We rely on subcontractors in Mexico and China for assembly of printed circuit board assemblies, sub-assemblies, chassis, enclosures and equipment shelves, and, more recently, also to purchase the raw materials used in and for such assembly. Beginning in 2001, we transitioned our manufacturing of low-volume, high-mix, or complex printed circuit board assemblies to our manufacturing site in Huntsville, Alabama. We continue to build and test all new product prototypes and initial production units for all products in Huntsville, then later transfer the production of high-volume, low-mix printed circuit board assemblies to our subcontractors. We plan to continue to transition the purchasing of materials for assembly and final testing of a significant portion of our lower-priced products to subcontractors in Mexico or China. Such assembly typically can be done by subcontractors at an equal or lower cost than if we assembled such items internally, which furthers our goal of being a low-cost, high-quality provider in the industry. Subcontract assembly operations can contribute significantly to production cycle times, but we believe we can respond more rapidly to uncertainties in incoming order rates by selecting assembly subcontractors having significant reserve capacity and flexibility. We have consolidated our subcontractors to a few whose proven flexibility and quality meet our requirements.

The reliance on third-party subcontractors for the assembly of our products involves several risks, including the unavailability of, or interruptions in access to, certain process technologies and reduced control over product quality, delivery schedules, manufacturing yields, and costs. These risks may be exacerbated by economic or political uncertainties, terrorist actions, or by natural disasters in foreign countries in which our subcontractors may be located. We currently have limited foreign exchange risks, as we conduct the majority of all transactions with foreign vendors or customers in United States dollars.

Shipment of products to customers occurs from our facilities in Huntsville, Alabama. Our facilities are certified pursuant to ISO 9001, TL 9000, and certain other telephone company standards, including those relating to emission of electromagnetic energy and safety specifications.

Competition

We compete in markets for networking and communications equipment for service providers and businesses, government agencies, and other commercial enterprises worldwide. Our products and services support the transfer of data, voice, and video across service providers’ copper, fiber, and wireless infrastructures, and across wide area networks, local area networks, and the Internet.

The markets for our products are intensely competitive. Numerous competitors exist in each of our product segments. New manufacturers have entered the markets in recent years offering products that compete with ours. Under the intensely competitive conditions of the past two years, some of our competitors have consolidated or ceased operation. In addition, certain companies have, in recent years, increased consumer acceptance of alternative communications technologies, such as coaxial cable and cellular-based services. Competition might further increase if new companies enter the market, or existing competitors expand their product lines.

For our Carrier Networks Division, factors influencing the markets in which we currently compete or may compete in the future include:

•          The ability to help the customer solve networking problems within the confines of restrained capital budgets;

•          The ability to deliver solutions that fit the distributed networking model being deployed by most carriers;

•          The ability to deliver solutions at attractive price points;

•          The ability to deliver reliability and redundancy, especially for higher bandwidth products;

•          The ability to adapt to new network technologies as they evolve;

•          The ability to compete effectively with large firms with greater resources;

•          The ability to deliver products when needed by the customer;

•          The ability to deliver responsive customer service, technical support, and training; and

•          The ability to assist customers requiring pre-assembled, turnkey systems.

Competitors in the carrier networks arena include large, established firms such as Fujitsu Limited, Nortel Networks, Alcatel, Siemens, and Cisco Systems, Inc., as well as a number of smaller, specialized firms such as Carrier Access Corporation and ADC Telecommunications.

For our Enterprise Networks Division, factors influencing the markets in which we currently compete or may compete in the future include:

•          The ability to satisfy the customer’s need to deploy a combination of transmission technologies within a single network;

•          The ability to increase the performance and lower the costs of the customer’s telecommunications network;

•          The ability to add capacity and migrate to new or different technologies without a major system upgrade;

•          The ability to continue to develop and support established platforms, and to offer products to address new networking technologies in a timely manner;

•          The ability to deliver reliability and system backup, especially for higher bandwidth products;

•          The ability to adapt to new network technologies as they evolve;

•          The ability to deliver products when needed by the customer;

•          The ability to deliver responsive customer service, technical support, and training; and

•          The ability to assist customers requiring hands-on installation and maintenance.

Competitors in the enterprise networks area include Nortel Networks, Netopia, Inc., Siemens, Enterasys Networks, Kentrox, Paradyne, Quick Eagle Networks, VINA Technologies, Carrier Access Corporation, Larscom, Visual Networks, Inc., Cisco Systems, Inc., SonicWALL, Inc., WatchGuard, and NetScreen Technologies, Inc. Some of these companies compete in a single product segment, while others compete across product lines.

Our company has been able to achieve leading market share positions in wide area connectivity solutions for integrated access devices, and for T1 and DDS DSU/CSU (Data Service Units/Channel Service Units).

Backlog and Inventory

A substantial portion of our shipments in any fiscal period relate to orders received in that fiscal period and firm purchase orders released in that fiscal period by customers under agreements containing non-binding purchase commitments. Further, a significant percentage of orders require delivery within 48 hours. These factors result in very little order backlog. We believe that because we fill a substantial portion of customer orders within the fiscal quarter of receipt, our backlog is not a meaningful indicator of actual sales for any succeeding period.

To meet this type of demand, we maintain a substantial finished goods inventory. We have implemented sophisticated supply chain management systems to manage the production process. Our practice of maintaining sufficient inventory levels to assure prompt delivery of our products increases the amount of inventory that may become obsolete. The obsolescence of such inventory may cause us to have to write down the value of the obsolete inventory, which may have an adverse effect on our operating results.

Employees

As of December 31, 2002, we had 1,522 full-time employees in the United States and 27 full-time employees in our international subsidiaries, located in Canada, China, Europe, and Australia. Of our total employees, 254 were in sales, marketing and service; 374 were in research and development; 819 were in manufacturing operations and quality assurance; and 102 were in administration. None of our employees are represented by a collective bargaining agreement, nor have we ever experienced any work stoppage. We believe that our relationship with our employees is good.

Proprietary Rights

The ADTRAN corporate logo is a registered trademark of ADTRAN. The name “ADTRAN” is a trademark of ADTRAN. A number of our product identifiers and names are also registered. We also claim rights to a number of unregistered trademarks.

We have ownership of at least 89 patents related to our products and have additional patents pending. We will continue to seek additional patents from time to time related to our research and development activities. We do not derive any material amount of revenue from the licensing of our patents.

We protect our intellectual property and proprietary rights in accordance with good legal and business practices. We believe, however, that our competitive success will not depend on the ownership of intellectual property, but instead primarily on the innovative skills, technical competence, and marketing abilities of our personnel.

The telecommunications industry is characterized by the existence of an ever-increasing number of patent litigation and licensing activities. While there are currently no intellectual property lawsuits existing or pending by or against ADTRAN, it is possible that third parties may initiate litigation against us in the future, resulting in costly litigation and/or judgments. Any intellectual property infringement claims, or related litigation against or by us, could have a material adverse effect on our business and operating results.

Available Information

A copy of this Annual Report on Form 10-K, as well as our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports, are available free of charge on the Internet at our website, www.adtran.com, as soon as reasonably practicable (generally, within 1 day) after we electronically file these reports with, or furnish these reports to, the Securities and Exchange Commission. The reference to our website address does not constitute incorporation by reference of the information contained on the website and should not be considered part of this document.

Risk Factors

The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a safe harbor for forward-looking statements made by or on behalf of ADTRAN. ADTRAN and its representatives may from time to time make written or verbal forward-looking statements, including statements contained in this report and our other filings with the SEC and in our reports to our stockholders. Generally, the words, “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “may,” “could” and similar expressions identify forward-looking statements. We caution you that any forward-looking statements made by or on our behalf are subject to uncertainties and other factors that could cause such statements to be wrong. Some of these uncertainties and other factors are listed below (many of which we have discussed in prior SEC filings). Though we have attempted to list comprehensively these important factors, we caution investors that other factors may prove to be important in the future in affecting our operating results. New factors emerge from time to time, and it is not possible for us to predict all of these factors, nor can we assess the impact each factor or combination of factors may have on our business.

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

The markets for our products are characterized by rapidly changing technology, evolving industry standards, and continuing improvements in the telecommunications service offerings of common carriers. If technologies or standards applicable to our products, or common carrier service offerings based on our products, become obsolete or fail to gain widespread commercial acceptance, our existing products or products under development may become obsolete or unmarketable.

Moreover, the introduction of products embodying new technologies, the emergence of new industry standards, or changes in common carrier service offerings could adversely affect our ability to sell our products. For instance, we offer a large number of products that apply primarily to the delivery of high-speed digital communications over the local loop over copper wire. We compete favorably with our competitors by developing a high-performance line of these products. Recently, we have begun marketing products that apply to fiber optic transport in the local loop. We expect, however, that deployment of coaxial cable and cellular transport in the local loop will increase. Also, non-traditional providers, such as cable television companies, are increasing their presence in the local loop. To meet the requirements of these new delivery systems and to maintain our market position, we may have to develop new products or modify existing products.

Our sales and profitability in the past have resulted to a significant extent from our ability to anticipate changes in technology, industry standards and common carrier service offerings, and to develop and introduce new and enhanced products. Our continued ability to adapt will be a significant factor in maintaining or improving our competitive position and our prospects for growth. We cannot assure you that we will be able to respond effectively to changes in technology, industry standards, common carrier service offerings or new product announcements by our competitors. We also cannot assure you that we will be able to successfully develop and market new products or product enhancements, or that such products or enhancements will achieve market acceptance. Any failure by us to continue to anticipate or respond in a cost-effective and timely manner to changes in technology, industry standards, common carrier service offerings, or new product announcements by our competitors, or any significant delays in product development or introduction, could have a materially adverse effect on our future profitability and our ability to market our products on a timely and competitive basis.

We do not engage in long-term research and development processes, and as a consequence may miss certain market opportunities enjoyed by larger companies with substantially greater research and development efforts.

Our research and development efforts are focused primarily on the refinement and redefinition of transmission technologies, which are currently accepted and commonly practiced. Most of our research and development efforts result in improved applications of technologies for which demand already exists or is latent. We do not, for the most part, engage in long-term speculative research projects, which represent a vast departure from the current business practices of our key customers. This includes pioneering new services and participating in advance field trials or demonstration projects for new technologies. Our strategy, while producing a more predictable revenue stream, could result in lost opportunity should a new technology achieve rapid and widespread customer acceptance.

Our dependence on a limited number of suppliers may prevent us from delivering our products on a timely basis, which could have a materially adverse effect on customer relations and operating results.

Certain raw materials and key components used in our products are currently available from only one source, and others are available from only a limited number of sources. The availability of these raw materials and supplies is subject to market forces beyond our control. From time to time, there may not be sufficient quantities of raw materials and supplies in the marketplace to meet customer demand. Many companies utilize the same raw materials and supplies as we do in the production of their products. Companies with more resources than our own may have a competitive advantage in obtaining raw materials and supplies due to greater buying power. These factors can result in reduced supply, higher prices of raw materials, and delays in the receipt of certain of our key components, which in turn may generate increased costs, lower margins, and delays in product delivery, with a corresponding adverse effect on sales, customer relationships, and revenue. Furthermore, due to general economic conditions in the U.S. and globally, our suppliers may experience financial difficulties, which could result in increased delays, additional costs, or loss of a supplier. We attempt to manage these risks through developing alternative sources, through engineering efforts designed to obviate the necessity of certain components, and by building long-term relationships and close personal contact with each of our suppliers. However, we cannot assure you that delays in or failures of deliveries of key components, either to us or to our contract manufacturers, and consequent delays in product deliveries, will not occur in the future.

Our dependence on subcontractors may result in reduced control over product quality, delayed delivery of products and/or increased manufacturing costs, each of which could negatively effect customer relations and operating results.

We rely on subcontractors in Mexico and China for the assembly of printed circuit board assemblies, subassemblies, chassis, enclosures and equipment shelves, and, more recently, also to purchase the raw materials used in and for such assembly. We are heavily dependent on two of these subcontractors. This reliance on third-party subcontractors for the assembly of our products involves several risks, including the unavailability of or interruptions in access to certain process technologies and reduced control over product quality, delivery schedules, transportation interruptions, manufacturing yields, and costs. These risks may be exacerbated by economic or political uncertainties or by natural disasters in foreign countries in which our subcontractors may be located. To date, we believe that we have successfully managed the risks of our dependence on these subcontractors through a variety of efforts, which include seeking and developing alternative subcontractors while maintaining existing relationships. However, we cannot assure you that delays in product deliveries will not occur in the future because of shortages resulting from this limited number of subcontractors or from the financial or other difficulties of such parties. The inability to develop alternative subcontractors if and as required in the future, or the need to undertake required retraining and other activities related to establishing and developing a new subcontractor relationship, could result in delays or reductions in product shipments which, in turn, could have a negative effect on our customer relationships and operating results.

We compete in markets that have become increasingly competitive, which may result in reduced gross profit margins and market share.

The markets for our products are intensely competitive. Additional manufacturers have entered the markets in recent years to offer products in competition with us. Additionally, certain companies have, in recent years, developed the ability to deliver coaxial cable and cellular transmission, especially in high-density metropolitan areas. Competition would further increase if new companies enter the market or existing competitors expand their product lines. Some of these potential competitors may have greater financial, technological, manufacturing, sales and marketing, and personnel resources than we have. As a result, these competitors may be able to respond more rapidly or effectively to new or emerging technologies and changes in customer requirements, withstand significant price decreases, or devote greater resources to the development, promotion, and sale of their products than we can. In addition, our present and future competitors may be able to enter our existing or future markets with products or technologies comparable or superior to those that we offer. An increase in competition could cause us to reduce prices, decrease our market share, require increased spending by us on product development and sales and marketing, or cause delays or cancellations in customer orders, any one of which could reduce our gross profit margins and adversely affect our business and results of operations.

We depend heavily on sales to certain customers; the loss of any of these customers would significantly reduce our revenues and net income.

Historically, a large percentage of our sales have been made to ILECs (also formerly known as RBOCs) and major independent telecommunications companies. In 2002, these customers continued to comprise a large percentage (approximately 57%) of our revenue. As long as the ILECs and other service providers represent such a substantial percentage of our total sales, our future success will significantly depend upon certain factors which are not within our control, including:

•          the timing and size of future purchase orders, if any, from these customers;

•          the product requirements of these customers;

•          the financial and operational success of these customers;

•          the impact of legislative and regulatory changes on these customers; and

•          the success of these customers’ services deployed using our products.

Sales to our large customers have, in the past, fluctuated and may fluctuate significantly from quarter to quarter and year to year. The loss of, or a significant reduction or delay in, sales to any such customer or the occurrence of any such sales fluctuations could have a materially adverse effect on our business and results of operations. Further, any attempt by an ILEC or other service provider to seek out additional or alternative suppliers or to undertake, as permitted under applicable regulations, the production of such products internally, could have a materially adverse effect on our operating results.

The lengthy approval process required by the ILECs and other carriers could result in fluctuations in our revenues.

In the industry in which we compete, a supplier must first obtain product approval from an ILEC or other carrier to sell its products to them. This process can last from six to 18 months depending on the technology, the service provider, and the demand for the product from the service provider’s subscribers. Consequently, we are involved in a constant process of submitting for approval succeeding generations of products, as well as products that deploy new technology or respond to new technology demand from an ILEC or other carrier. We have been successful in the past in obtaining such approvals. However, we cannot be certain that we will obtain such approvals in the future or that sales of such products will continue to occur. Furthermore, the delay in sales until the completion of the approval process, the length of which is difficult to predict, could result in fluctuations of revenue and uneven operating results from quarter to quarter or year to year.

Consolidation and deterioration in the competitive service provider market could result in a significant decrease in our revenue.

We sell a moderate volume of products to competitive service providers, relative newcomers to the telecom industry, who compete with the established ILECs. The competitive service provider market is overbuilt, and is experiencing a process of consolidation and closure. Many of our competitive service provider customers do not have a strong financial position and have limited ability to access the public financial markets for additional funding for growth and operations. If one or more of these competitive service providers fail, we could face a loss in revenue and an increased bad debt expense, due to their inability to pay outstanding invoices, as well as the corresponding decrease in customer base and future revenue. Furthermore, a significant portion of our sales to competitive service providers are made through independent distributors. The failure of one or more competitive service providers could also damage a distributor to the point that the distributor could also experience business failure and/or default on payments to us.

Increased sales volume in international markets could result in increased costs or loss of revenue due to factors inherent in these markets.

We are in the process of expanding into international markets, which currently represent 5.9% of our net sales, and we anticipate increased sales from these markets. We currently maintain regional offices outside of North America in Melbourne, Australia; Beijing and Hong Kong, China; and Bad Homburg, Germany. A number of factors inherent to these markets expose us to significantly more risk than domestic business, including:

•          local economic and market conditions;

•          exposure to unknown customs and practices;

•          potential political unrest;

•          foreign exchange exposure;

•          unexpected changes in or impositions of legislative or regulatory requirements;

•          less regulation of patents or other safeguards of intellectual property; and

•          difficulties in collecting receivables and inability to rely on local government aid to enforce standard business practices.

Any of these factors, or others, of which we are not currently aware, could result in increased costs of operation or loss of revenue to us.

Our success depends on our ability to reduce the selling prices of succeeding generations of our products.

Our strategy is to attempt to increase unit sales volumes and market share each year by introducing succeeding generations of products having lower selling prices and increased functionality as compared to prior generations of products. To maintain or increase our revenues and margins while continuing this strategy, we must continue, in some combination, to increase sales volumes of existing products, introduce and sell new products, or reduce our per unit costs at rates sufficient to compensate for the reduced revenue effect of continuing reductions in the average sales prices of our products. We cannot assure you that we will be able to maintain or increase revenues or margins by increasing unit sales volumes of our products, introducing and selling new products, or reducing our per unit costs.

Our failure to adequately protect our intellectual property rights could adversely affect the development and commercialization of our products.

Our future success depends in part upon our proprietary technology. Although we attempt to protect our proprietary technology by contract, trademark, copyright and patent registration, and internal security, these protections may not be adequate. Furthermore, our competitors can develop similar technology independently without violating our proprietary rights. From time to time we receive and may continue to receive notices from third parties, including some of our competitors, claiming that we are infringing upon third-party patents or other proprietary rights. We cannot predict whether we will prevail in any litigation over third-party claims, or whether we will be able to license any valid and infringed patents on commercially reasonable terms. Any of these claims, whether with or without merit, could result in costly litigation; divert our management’s time, attention, and resources; delay our product shipments; or require us to enter into royalty or licensing agreements. A third party may not be willing to enter into a royalty or licensing agreement on acceptable terms, if at all. If a claim of product infringement against us is successful and we fail to obtain a license or develop or license non-infringing technology, our business, financial condition, and operating results could be affected adversely.

Our success depends on attracting and retaining key personnel.

Our business has grown significantly since its inception. Our success is dependent in large part on the continued employment of our executive officers, including Mark C. Smith, our Chairman of the Board and Chief Executive Officer, Howard A. Thrailkill, our President, Chief Operating Officer and a director, Thomas R. Stanton, our Senior Vice President and General Manager, Carrier Networks, Danny Windham, our Senior Vice President and General Manager, Enterprise Networks, and other key management personnel. The unplanned departure of one or more of these individuals could adversely affect our business. In addition, for ADTRAN to continue as a successful entity, we must also be able to attract and retain key engineers and technicians whose expertise helps us maintain competitive advantages. We do not have employment contracts or non-compete agreements with any of our employees. We believe that our future success will depend, in large part, upon our ability to continue to attract, retain, train, and motivate highly-skilled employees who are in great demand. Properly managing our continued growth, avoiding the problems often resulting from such growth and expansion, and continuing to operate in the manner which has proven successful to us to date will be critical to the future success of our business.

Two stockholders own or may influence a significant amount of our common stock and may continue to have significant influence on our affairs.

Mark C. Smith, our Chief Executive Officer and Chairman of the Board of Directors, and Lonnie S. McMillian, our Director Emeritus, who along with Mr. Smith is a co-founder of ADTRAN, together with certain of their family members and family trusts, currently beneficially own approximately 45.9% of our common stock. As a result, these individuals and the family trusts may be able to control the election of our Board of Directors and in all likelihood will continue to have significant influence over all matters requiring approval by our stockholders.

The price of our common stock has been volatile and may continue to fluctuate substantially.

Our common stock is traded on the Nasdaq National Market under the symbol ADTN. Since our initial public offering in August 1994, there has been and may continue to be significant volatility in the market for our common stock, based on a variety of factors, some of which are beyond our control, including the following:

•          actual or anticipated fluctuations in our quarterly or annual operating results;

•          the gain or loss of significant contracts by us or our competitors;

•          the entry of new competitors (potentially including the ILECs) into our markets;

•          changes in management or additions or departures of key personnel;

•          announcements of technological innovations, new products, changes in product pricing, acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

•          changes in financial estimates or investment recommendations by securities analysts or our failure to perform in line with analysts’ expectations;

•          legislative or regulatory changes; and

•          other events and circumstances beyond our control.

In addition, the stock market has recently experienced significant price and volume fluctuations, which have particularly affected the share price of many high technology companies like ADTRAN. These fluctuations may be unrelated to the operating performance of these companies.

ITEM 2.         PROPERTIES

Our headquarters and principal administrative, engineering and manufacturing facilities are located on an 80-acre campus in Cummings Research Park in Huntsville, Alabama. Two office buildings contain 440,000 and 600,000 square feet, respectively. These facilities are projected to accommodate a total of 3,000 employees, serving both our Carrier Networks and Enterprise Networks divisions. We also have a 13,000 sq. ft. engineering facility in Phoenix, Arizona which is used by our Carrier Networks division.

In addition to our facilities listed above, we lease additional office space in the United States and abroad, providing sales and service support for both of our divisions. The United States offices are located in Akron, OH; Chesterfield, MO; Clearwater, FL; Englewood, CO; Heardon, VA; Houston, TX; Huntsville, AL; Irvine, CA; Irving, TX; Leawood, KS; Milford, CT; Naperville, IL; Norcross, GA; Overland Park, KS; and San Antonio, TX. We also lease one office in each of Montreal and Toronto, Canada, one each in Hong Kong, Beijing, and Guangzhou, China, one in Melbourne, Australia, and one in Bad Homburg, Germany. These cancelable and noncancelable leases expire at various times between 2002 and 2004. For more information, see note 10 of the Notes to Consolidated Financial Statements included in this report.

We also have 41 home-based offices serving both our CN and EN divisions, of which 39 are located within the United States, one in London, United Kingdom and one in Beijing, China. In the United States, our home-based offices are located in and around the following locations: Albany, NY; Akron, OH; Atlanta, GA; Austin, TX; Babylon, NY; Baltimore, MD; Charleston, WV; Chicago, IL; Cincinnati, OH; Columbus, OH; Concord, NH; Dallas, TX; Denver, CO; Fort Lauderdale, FL; Hartford, CT; Harrisburg, PA; Houston, TX; Huntsville, AL; Indianapolis, IN; Irvine, CA; Lincoln, NE; Los Angeles, CA; Minneapolis, MN; Nashville, TN; Phoenix, AZ; Pittsburgh, PA; Providence, RI; Raleigh, NC; Richmond, VA; Roanoke, VA; San Antonio, TX; San Diego, CA; San Francisco, CA; San Jose, CA; Seattle, WA; St. Petersburg, FL; Towaco, NJ; Wilkes-Barre, PA; and Windsor, MI.

ITEM 3.         LEGAL PROCEEDINGS

We have been involved from time to time in litigation in the normal course of our business. We are not aware of any pending or threatened litigation matters that could have a material adverse effect on us.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted by ADTRAN to a vote of security holders during the fiscal quarter ended December 31, 2002.

ITEM 4(A).    EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below, in accordance with General Instruction G(3) of Form 10-K and Instruction 3 of Item 401(b) of Regulation S-K, is certain information regarding the executive officers of ADTRAN. Unless otherwise indicated, the information set forth is as of December 31, 2002.

Mark C. Smith	Age 62
Mr. Smith is one of the co-founders of ADTRAN
1995 to present	Chairman of the Board and Chief Executive Officer
1986 – 1995	Chairman of the Board, Chief Executive Officer and President

Howard A. Thrailkill	Age 64
1995 to present	President, Chief Operating Officer and Director
1992 – 1995	Executive Vice President and Chief Operating Officer

James E. Matthews	Age 46
2001 to present	Senior Vice President – Finance, Chief Financial Officer and Treasurer
1999 – 2001	Chief Financial Officer, Home Wireless Networks, Inc.
1998 – 1999	Chief Executive Officer, Miltope Group, Inc.
1995 – 1998	Vice President Finance and Chief Financial Officer, Miltope Group, Inc.
1992 – 1995	Controller, Hughes Training, Inc.

Thomas R. Stanton	Age 38
2001 to present	Senior Vice President and General Manger – CN
1999 – 2001	Vice President and General Manager – CN
1995 – 1999	Vice President – CN Marketing
1995	VP – Marketing & Engineering, Transcrypt International, Inc.
1994 – 1995	Sr. Director, Marketing, E.F. Johnson Company
1993 – 1994	Director, Marketing, E.F. Johnson Company

Peter C. Voetsch	Age 50
2001 to present	Senior Vice President – Operations
1996 – 2001	Plant Manager, DaimlerChrysler Corporation
1987 – 1996	Business Manager, Electronics Division, DaimlerChrysler Corporation

Danny J. Windham	Age 43
2001 to present	Senior Vice President and General Manager – EN
1999 – 2001	Vice President and General Manager – EN
1995 – 1999	Vice President – EN Marketing
1994 – 1995	Director of Marketing
1989 – 1994	Manager of Product Management

Robert A. Fredrickson	Age 52
1996 to present	Vice President – CN Sales
1996	Vice President, Broadband Business Development, DSC Communications Corporation
1991 – 1996	Senior Director, Access Products, DSC Communications Corporation

Steven L. Harvey	Age 42
2002	Vice President – EN and Competitive Service Provider Sales
1999 – 2001	Vice President – Competitive Service Provider Sales
1996 – 1999	Vice President – EN Sales
1995 – 1996	Executive Vice President, Data Processing Sciences Corporation
1991 – 1995	Vice President, Data Processing Sciences Corporation

P. Steven Locke	Age 54
2000 to present	Vice President – CN Marketing
1999 – 2000	Vice President, Sprint Local Division Sales for Lucent Technologies
1997 – 1999	Senior Director of Sales, ADTRAN, Inc.
1993 – 1997	Vice President and General Manager, Business Network Group, Sprint North Supply

Everette R. Ramage	Age 55
1999 to present	Vice President – EN Engineering
1993 – 1999	Engineering Manager, EN DDS Group

Kevin W. Schneider	Age 39
1999 to present	Vice President – Technology
1996 – 1999	Chief Scientist
1992 – 1996	Staff Scientist

There are no family relationships among the directors or executive officers.

All officers are elected annually by and serve at the pleasure of the Board of Directors of ADTRAN.

PART II

ITEM 5.         MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

ADTRAN’s common stock has been traded on the Nasdaq National Market under the symbol ADTN since our initial public offering of common stock in August 1994. Prior to the initial public offering, there was no established trading market for our common stock. As of January 31, 2003, ADTRAN had 400 shareholders of record and approximately 9,200 beneficial owners of shares held in street name. The following table shows the high and low sale prices per share for the common stock as reported by Nasdaq for the periods indicated:

2002 Quarters	High	Low

First	$28.88	$23.62
Second	$26.44	$18.83
Third	$20.58	$15.48
Fourth	$34.26	$15.01

2001 Quarters	High	Low

First	$29.50	$19.88
Second	$30.65	$18.00
Third	$25.90	$17.85
Fourth	$29.05	$18.00

Under current Federal tax law, ADTRAN has operated with a policy of retaining earnings, and presently intends to retain all future earnings for use in the development of its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.         SELECTED FINANCIAL DATA

The following selected consolidated financial data concerning ADTRAN for and as of the end of each of the years in the five-year period ended December 31, 2002, are derived from the financial statements of ADTRAN, which have been audited by PricewaterhouseCoopers LLP, independent accountants. The selected financial data are qualified in their entirety by the more detailed information and financial statements, including the notes thereto. The financial statements of ADTRAN as of December 31, 2002 and 2001 and for each of the years in the three-year period ended December 31, 2002, and the report of PricewaterhouseCoopers LLP thereon, are included elsewhere in this report.

Income Statement Data
(in thousands, except per share data)

Year Ended December 31,	2002	2001	2000	1999	1998

Sales
Carrier Networks Division	$218,912	$238,367	$315,228	$230,967	$167,500
Enterprise Networks Division	126,813	148,714	147,721	136,240	119,059

Total Sales	345,725	387,081	462,949	367,207	286,559

Cost of Sales	170,790	213,760	233,430	178,629	130,010

Gross profit	174,935	173,321	229,519	188,578	156,549

Selling, general and administrative expenses	81,116	95,954	87,116	71,735	62,061
Research and development expenses	56,295	58,935	50,628	42,018	37,222

Operating income	37,524	18,432	91,775	74,825	57,266

Interest income	9,113	8,077	9,025	5,350	5,824
Interest expense	(2,572)	(2,069)	(1,802)	(2,312)	(2,287)
Other income (expense)	133	(28)	(4)	(673)	(188)
Net realized investment gains (losses)	(12,022)	(674)	84,040	0	0

Income before provision for income taxes	32,176	23,738	183,034	77,190	60,615

Provision for income taxes	7,401	6,409	62,232	26,244	20,306

Net income	$24,775	$17,329	$120,802	$50,946	$40,309

Earnings per common share-basic	$0.65	$0.45	$3.13	$1.33	$1.03
Earnings per common share assuming dilution (1)	$0.65	$0.45	$3.04	$1.31	$1.03
Weighted average shares outstanding-basic	38,045	38,567	38,647	38,335	38,982
Weighted average shares outstanding assuming dilution (1)	38,222	38,676	39,704	38,831	39,164

Balance Sheet Data
(In thousands)

At December 31,	2002	2001	2000	1999	1998

Working capital	$203,511	$217,387	$262,778	$181,147	$150,535

Total assets	$521,213	$522,537	$546,336	$556,296	$301,711

Deferred income tax liabilities	$3,955	$8,284	$15,342	$80,265	$3,295

Total debt	$50,000	$50,000	$50,000	$50,000	$50,000
Stockholders’ equity	$435,212	$437,628	$434,425	$400,052	$231,389

   (1) Assumes exercise of dilutive stock options calculated under the treasury stock method. See Notes 1 and 11 of Notes to Financial Statements.

ITEM 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

ADTRAN designs, develops, manufactures, markets, and services a broad range of high-speed network access products utilized by providers of telecommunications services (serviced by our Carrier Networks Division) and corporate end-users (serviced by our Enterprise Networks Division). We currently sell our products to a large number of carriers, including all Regional Bell Operating Companies (RBOCs), and to private and public enterprises worldwide.

Sales decreased this year compared to last year due to an overall downturn in the telecommunications market. However, we believe we have protected our sources of revenue by maintaining our strategy of increasing unit volume and market share through the introduction of succeeding generations of products having lower selling prices and increased functionality as compared to both the prior generation of a product and to the products of competitors. An important part of ADTRAN’s strategy is to engineer the reduction of the product cost of each succeeding product generation and then to lower the product’s price based on the cost savings achieved. As a part of this strategy, we seek in most instances to be a high-quality, low-cost provider of products in our markets. ADTRAN’s success to date is attributable in large measure to our ability to design our products initially with a view to their subsequent redesign, allowing both increased functionality and reduced manufacturing costs in each succeeding product generation. This strategy enables ADTRAN to sell succeeding generations of products to existing customers, while increasing our market share by selling these enhanced products to new customers.

Our operating results have fluctuated on a quarterly basis in the past, and operating results may vary significantly in future periods due to a number of factors. We operate with very little order backlog. A majority of our sales in each quarter result from orders booked in that quarter and firm purchase orders released in that quarter by customers under agreements containing non-binding purchase commitments. Furthermore, a majority of customers typically require prompt delivery of products. This results in a limited backlog of orders for these products and requires us to maintain sufficient inventory levels to satisfy anticipated customer demand. If near-term demand for ADTRAN’s products declines, or if potential sales in any quarter do not occur as anticipated, our financial results could be adversely affected. Operating expenses are relatively fixed in the short term; therefore, a shortfall in quarterly revenues could significantly impact ADTRAN’s financial results in a given quarter. Further, maintaining sufficient inventory levels to assure prompt delivery of our products increases the amount of inventory which may become obsolete and increases the risk that the obsolescence of such inventory may have an adverse effect on our business and operating results.

ADTRAN’s operating results may also fluctuate as a result of a number of other factors, including increased competition, customer order patterns, changes in product mix, timing differences between price decreases and product cost reductions, product warranty returns, and announcements of new products by ADTRAN or our competitors. Accordingly, ADTRAN’s historical financial performance is not necessarily a meaningful indicator of future results, and, in general, management expects that ADTRAN’s financial results may vary from period to period. See Note 12 of Notes to Consolidated Financial Statements.

Critical Accounting Policies

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements. These policies have been consistently applied across our two reportable segments: (1) Carrier Networks Division and (2) Enterprise Networks Division.

•          We review customer contracts to determine if all of the requirements for revenue recognition have been met prior to recording revenues from sales transactions. We generally record sales revenue upon shipment of our products, net of any discounts, since: (i) we generally do not have significant post-delivery obligations, (ii) the product price is fixed and determinable, (iii) collection of the resulting receivable is probable, and (iv) product returns are reasonably estimable. We generally ship products upon receipt of a purchase order from a customer. We evaluate shipping terms and we record revenue on products shipped in accordance with the applicable terms of each respective contract. We participate in cooperative advertising and market development programs with certain customers. We use these programs to reimburse customers for certain forms of advertising and to provide sales incentives, and in general, to allow our customers credits up to a specified percentage of their net purchases. Our costs associated with these programs are estimated and accrued at the time of sale, and are included in either marketing expenses or as a reduction of sales in our consolidated statements of income. Sales returns are accrued based on historical sales return experience, which we believe provides a reasonable estimate of future returns. Product returns are generally only permitted by customers who purchase our products under specific sales agreements that govern their rights of return. Prior to accepting a new customer, we perform a detailed credit review of the customer. Credit limits are established for each new customer based on the results of this credit review. Payment terms are established for each new customer, and future collection experience is reviewed periodically in order to determine if the customer’s payment terms and credit limits need to be revised. We maintain allowances for doubtful accounts for losses resulting from the inability of our customers to make required payments. If the financial conditions of our customers were to deteriorate, resulting in an impairment of their ability to make payments, we may be required to make additional allowances. If circumstances change with regard to individual receivable balances that had previously been determined to be uncollectible (and for which a specific reserve had been established), a reduction in our allowance for doubtful accounts may be required. Our allowance for doubtful accounts was $2,471,732 and $3,882,099 at December 31, 2002 and 2001, respectively. We recorded $2,012,525, $3,297,351 and $5,506 of bad debt expense during the years ended December 31, 2002, 2001 and 2000, respectively.

•          We carry our inventory at the lower of cost or market, with cost being determined using the first-in, first-out method. We use standard costs for material, labor, and manufacturing overhead to value our inventory. Our standard costs are rolled forward on a monthly basis. Therefore, our inventory costs approximate actual costs at the end of each reporting period. We write down our inventory for estimated obsolescence or unmarketable inventory by an amount equal to the cost of inventory or the estimated market value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, we may be required to make additional inventory write-downs. Our reserve for excess and obsolete inventory was $4,436,724 and $5,602,920 at December 31, 2002 and 2001, respectively. Inventory write-downs were $5,651,122, $4,422,823 and $7,016,167 for the years ended December 31, 2002, 2001 and 2000, respectively.

•          The objective of our short-term investment policy is to preserve principal and maintain adequate liquidity with appropriate diversification, while emphasizing market returns on our monetary assets. The objective of our long-term investment policy is to emphasize total return; that is, the aggregate return from capital appreciation, dividend income, and interest income. This is achieved through investments with appropriate diversification in fixed and variable rate income, public equity, and private equity portfolios. During 2002 we changed our fixed income investment policy, shortening the maximum maturity from 15 years to five and a one-half years, with consistent dollar maturities, year-to-year. We have experienced significant volatility in the market prices of our publicly traded equity investments. These investments are recorded on the consolidated balance sheets at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss), net of tax. The ultimate realized value on these equity investments is subject to market price volatility until they are sold. We review our investment portfolio for potential “other-than-temporary” declines in value on an individual investment basis. We assess, on a quarterly basis, significant declines in value which may be considered other-than-temporary and, if necessary, recognize and record the appropriate charge to write down the carrying value of such investments. In making this assessment, we take into consideration a wide range of objective and subjective information, including but not limited to the following: the magnitude and duration of historical decline in market prices, credit rating activity, assessments of liquidity, public filings, and statements made by the issuer. We generally begin our identification of potential other-than-temporary impairments by reviewing any security with a market value that has declined from its original or adjusted cost basis by 25% for more than six months. We then evaluate the individual security based on the previously identified factors to determine the amount of the write-down, if any. Actual losses, if any, could ultimately differ from these estimates. Future adverse changes in market conditions or poor operating results of underlying investments could result in additional losses that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future. For 2002, 2001 and 2000, we recorded other-than-temporary write-downs of our marketable equity investments of $9,616,426, $0 and $0, respectively. These write-downs are included in net realized investment gains (losses) in the accompanying consolidated statements of income.

We also invest in privately held entities and record our investments in these entities at cost. We review our investments in these entities periodically in order to determine if circumstances (both financial and non-financial) exist that indicate that we will not recover our initial investment. Impairment charges are recorded on investments having a cost basis that is greater than the value that we would reasonably expect to receive in an arm’s length sale of the investment. For 2002, 2001 and 2000, we recorded write-downs of our cost basis investments of $2,010,182, $5,528,930 and $1,182,984, respectively. These write-downs are included in net realized investment gains (losses) in the accompanying consolidated statements of income.

Results of Operations

The following table presents selected financial information derived from ADTRAN’s consolidated statements of income expressed as a percentage of sales for the years indicated.

(Stated as % of sales)

Years Ended December 31,	2002	2001	2000

Sales
Carrier Networks Division	63.3%	61.6%	68.1%
Enterprise Networks Division	36.7	38.4	31.9

Total Sales	100.0	100.0	100.0

Cost of Sales	49.4	55.2	50.4

Gross profit	50.6	44.8	49.6

Selling, general and administrative expenses	23.5	24.8	18.8
Research and development expenses	16.2	15.2	10.9

Operating income	10.9	4.8	19.9

Interest income	2.6	2.2	1.9
Interest expenses	(0.7)	(0.5)	(0.4)
Other expenses	0.0	(0.1)	0.0
Net realized investment gains (losses)	(3.5)	(0.2)	18.1

Income before provision for income taxes	9.3	6.2	39.5

Provision for income taxes	2.1	1.7	13.4

Net income	7.2%	4.5%	26.1%

2002 Compared to 2001

Sales

ADTRAN’s sales decreased 10.7% from $387,081,000 in 2001 to $345,725,000 in 2002. The decrease was primarily the result of decreased spending by our customers, which we believe to be a result of both economic and industry-wide factors. In particular, the decrease in overall sales is attributable to a decrease in sales of our Digital Business Transport (DBT)/Total Reach®, and High-bit-rate Digital Subscriber Line (HDSL)/T1 products, partially offset by increased sales of our Systems products. Carrier Networks sales decreased 8.2% from $238,367,000 in 2001 to $218,912,000 in 2002. Carrier Networks sales, as a percentage of total sales, increased from 61.6% in 2001 to 63.3% in 2002. Enterprise Networks sales decreased 14.7% from $148,714,000 in 2001 to $126,813,000 in 2002. Enterprise Networks sales, as a percentage of total sales, decreased from 38.4% in 2001 to 36.7% in 2002. Foreign sales increased 14.9% from $17,658,000 in 2001 to $20,296,000 in 2002. The increase in foreign sales is attributable to market acceptance of the Carrier Networks Division’s Total Access System, which includes the Total Access® 3000 and SHDSL (Symmetrical HDSL).

Cost of Sales

Cost of sales decreased 20.1% from $213,760,000 in 2001 to $170,790,000 in 2002. The cost of sales decrease is primarily related to the decrease in revenues in each respective period and timing differences between the recognition of cost reductions and the lowering of product selling prices. As a percentage of sales, cost of sales decreased from 55.2% in 2001 to 49.4% in 2002 and is primarily attributable to product cost reductions, in excess of sales price reductions, in the Carrier Networks Division. Carrier Networks cost of sales, as a percent of division sales, decreased from 60.7% in 2001 to 51.9% in 2002. Enterprise Networks cost of sales, as a percent of division sales, decreased from 46.4% in 2001 to 45.1% in 2002.

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

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses decreased 15.5% from $95,954,000 in 2001 to $81,116,000 in 2002. This decrease is a result of a reduction in force, mandatory salary reductions, and other cost reductions implemented in the second half of 2001. In the second half of 2002, ADTRAN’s operating margins returned to normal levels, allowing the rescission of the mandatory salary reductions, effective September 1, 2002. Selling, general, and administrative expenses as a percentage of sales decreased from 24.8% in 2001 to 23.5% in 2002. ADTRAN historically has experienced very little bad debt expense; however, due to the recent financial difficulties in the telecommunications industry, bad debt expense was $2,013,000 and $3,297,000 in 2002 and 2001, respectively. Selling, general, and administrative expenses as a percent of sales will generally fluctuate whenever there is significant fluctuation in revenues during the periods being compared.

Research and Development Expenses

Research and development expenses decreased 4.5% from $58,935,000 in 2001 to $56,295,000 in 2002. As a percentage of sales, research and development expenses increased from 15.2% in 2001 to 16.2% in 2002. ADTRAN continually evaluates new product opportunities and engages in intensive research and product development efforts. To date, ADTRAN has expensed all product research and development costs as incurred. Additionally, ADTRAN frequently invests heavily in up-front new product development efforts prior to the actual commencement of sales of a major new product. As a result, ADTRAN may incur significant research and development expenses prior to the receipt of revenues from a major new product group. ADTRAN is presently incurring research and development expenses in connection with its new products and its expansion into international markets. In today’s challenging industry environment, ADTRAN has maintained its level of investment in research and development. This has provided for continued new product development, the enhancement of current products, and product cost reductions. Research and development expenses as a percentage of sales will fluctuate whenever there is a significant fluctuation in revenues during the periods being compared.

Interest Expense

Interest expense increased 24.3% from $2,069,000 in 2001 to $2,572,000 in 2002. This increase is primarily related to an increase in the interest rate on our $50,000,000 revenue bond.

Other Income, Net (Primarily Interest)

Other income increased 12.8% from $8,077,000 in 2001 to $9,113,000 in 2002. This increase is primarily related to an increase in fixed income investments and related investment income and an increase in the interest rate earned on the collateral deposit associated with our $50,000,000 revenue bond.

Net Realized Investment Losses

Net realized investment losses increased from a net loss of $674,000 in 2001 to a net loss of $12,022,000 in 2002. This increase is primarily related to an impairment charge for other-than-temporary declines in the market value of investments. We recorded an impairment charge of $11,627,000 during 2002 related to 21 equity security investments. The remaining $395,000 of net realized investment loss was realized transactional gains and losses in 2002.

Income Taxes

Our effective tax rate decreased from 27% in 2001 to 23% in 2002. Pre-tax income for financial reporting purposes was substantially lower through 2002 due to the other-than-temporary declines in the market value of certain investments. The higher mix of non-taxable income and higher research and development tax credits and economic incentive credits as a percent of taxable income resulted in a substantially lower effective tax rate.

Net Income

As a result of the above factors, net income increased 43% from $17,329,000 in 2001 to $24,775,000 in 2002. As a percentage of sales, net income increased from 4.5% in 2001 to 7.2% in 2002.

2001 Compared to 2000

Sales

ADTRAN’s sales decreased 16.4% from $462,949,000 in 2000 to $387,080,000 in 2001. The decrease in overall sales is attributable to a decrease in sales for our Digital Business Transport (DBT)/Total Reach®, and High-bit-rate Digital Subscriber Line (HDSL)/T1 products, partially offset by increased sales of our Systems products. Carrier Networks sales decreased 24.4% from $314,228,000 in 2000 to $238,367,000 in 2001. The decrease in Carrier Networks sales resulted from a downturn in the carrier access market. Carrier Networks sales as a percentage of total sales, decreased from 68.1% in 2000 to 61.6% in 2001. Enterprise Networks sales increased 0.7% from $147,721,000 in 2000 to $148,714,000 in 2001. Sales volume for Enterprise Networks products remained stable due to market acceptance of ADTRAN’s Integrated Access Devices. As a percentage of total sales, Enterprise Networks sales increased from 31.9% in 2000 to 38.4% in 2001.

Cost of Sales

Cost of sales decreased 8.4% from $233,429,000 in 2000 to $213,760,000 in 2001. As a percentage of sales, cost of sales increased from 50.4% in 2000 to 55.2% in 2001. This increase was due primarily to a rise in material cost as a percentage of sales. Carrier Networks cost of sales, as a percent of division sales, increased from 53.4% in 2000 to 60.7% in 2001. Enterprise Networks cost of sales, as a percent of division sales, increased from 44.1% in 2000 to 46.4% in 2001.

An important part of ADTRAN’s strategy is to reduce the product cost of each succeeding product generation and then to lower the product’s price based on the cost savings achieved. This strategy sometimes results in variations in ADTRAN’s gross profit margin due to timing differences between the lowering of product selling prices and the full realization of cost reductions. In view of the rapid pace of new product introductions by ADTRAN, this strategy may result in variations in gross profit margins that, for any particular financial period, can be difficult to predict.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses increased 10.1% from $87,116,000 in 2000 to $95,954,000 in 2001. Beginning in mid-year 2000, we increased expenditures for the expansion of our infrastructure in both sales and support personnel in an effort to expand our customer base and to support increased initiatives in the Enterprise Networks Division and international markets. As a result, selling, general, and administrative expenses as a percentage of sales increased from 18.8% in 2000 to 24.8% in 2001. However, during the second half of 2001, selling, general, and administrative expenses decreased 4.2% from the second half of 2000 due to a reduction in force and salary reductions. ADTRAN historically has experienced very little bad debt expense; however, during 2001, a telecom distributor experienced financial difficulties, causing us to increase our allowance for bad debt by $3,148,000. Selling, general, and administrative expenses as a percentage of sales will fluctuate whenever there is a significant fluctuation in revenues during the periods being compared.

Research and Development Expenses

Research and development expenses increased 16.4% from $50,628,000 in 2000 to $58,935,000 in 2001. This increase was due to increased engineering costs associated with new product introductions and feature enhancement activities. As a percentage of sales, research and development expenses increased from 10.9% in 2000 to 15.2% in 2001. ADTRAN continually evaluates new product opportunities and engages in intensive research and product development efforts. To date, ADTRAN has expensed all product research and development costs as incurred. Additionally, ADTRAN frequently invests heavily in up-front new product development efforts prior to the actual commencement of sales of a major new product. As a result, ADTRAN may incur significant research and development expenses prior to the receipt of revenues from a major new product group. ADTRAN is presently incurring research and development expenses in connection with its new products and its expansion into international markets. In today’s challenging industry environment, ADTRAN has maintained its level of investment in research and development. This has provided for continued new product development, the enhancement of current products, and product cost reductions. Research and development expenses as a percentage of sales will fluctuate whenever there is a significant fluctuation in revenues during the periods being compared.

Interest Expense

Interest expense increased 14.8% from $1,802,000 in 2000 to $2,069,000 in 2001. ADTRAN currently pays interest on a $50,000,000 revenue bond, the proceeds of which were used to expand our facilities in Huntsville, Alabama.

Other Income, Net (Primarily Interest)

Interest income decreased 10.5% from $9,025,000 in 2000 to $8,077,000 in 2001. The decrease is largely due to lower interest rates compared to the prior year.

Net Realized Investment Gains and (Losses)

Net realized investment gains and losses decreased 100.8% from a net gain of $84,040,000 in 2000 to a net loss of $674,000 in 2001. The decrease is primarily a result of a substantial net realized investment gain in 2000 from the sale of certain marketable securities of a single issuer.

Income Taxes

Our effective tax rate declined from 34% in 2000 to 27% in 2001. Pre-tax income for financial reporting purposes was substantially lower in 2001 and the higher mix of non-taxable income and higher research and development tax credits as a percent of taxable income resulted in a substantially lower effective tax rate. Income taxes (without regard to taxes on realized investment gains in the year 2000 of $28,574,000) decreased 81.0% from $33,657,000 in 2000 to $6,409,000 in 2001.

Net Income

As a result of the above factors, net income decreased 85.7% from $120,802,000 in 2000 to $17,329,000 in 2001. As a percentage of sales, net income decreased from 26.1% in 2000 to 4.5% in 2001.

Liquidity and Capital Resources

Fifty million dollars of the expansion of Phase III of our corporate headquarters was approved for participation in an incentive program offered by the Alabama State Industrial Development Authority (the “Authority”). The incentive program enables participating companies to generate Alabama corporate income tax credits that can be used to reduce the amount of Alabama corporate income taxes that would otherwise be payable. We cannot be certain that the state of Alabama will continue to make these corporate income tax credits available in the future, and therefore, we may not realize the full benefit of these incentives. Through December 31, 2002, the Authority had issued $50,000,000 of its taxable revenue bonds pursuant to the incentive program and loaned the proceeds from the sale of the bonds to ADTRAN™. We are required to make payments to the Authority in the amounts necessary to pay the principal of and interest on the Authority’s Taxable Revenue Bond, Series 1995, as amended, currently outstanding in the aggregate principal amount of $50,000,000. The bond matures on January 1, 2020, and bears interest at the rate of 5%. Included in long-term investments is $50,000,000 of restricted funds, which is a collateral deposit against the principal of this bond. In conjunction with this program, we are eligible to receive certain economic incentives from the state of Alabama that reduce the amount of payroll withholdings that we are required to remit to the state for those employment positions that qualify under the program. Our economic incentives realized for the years ended December 31, 2002, 2001 and 2000 were $1,156,201, $1,326,221 and $1,553,398, respectively.

ADTRAN’s working capital, which consists of current assets less current liabilities, decreased 6.4% from $217,387,000 as of December 31, 2001 to $203,511,000 as of December 31, 2002. The quick ratio, defined as cash, cash equivalents, short-term investments, and net accounts receivable, divided by current liabilities, decreased from 6.32 as of December 31, 2001 to 5.73 as of December 31, 2002. The current ratio, which is current assets divided by current liabilities, decreased from 9.16 as of December 31, 2001 to 7.35 as of December 31, 2002. The decrease in working capital and related ratios is primarily a result of shifting investments from short-term to long-term and our share repurchase program.

Accounts receivable and other receivables decreased 35.8% and 53.6%, respectively, from December 31, 2001 to December 31, 2002 due to reduced sales volumes and improved collections. Quarterly accounts receivable days sales outstanding improved 20 days from 61 days as of December 31, 2001 to 41 days as of December 31, 2002.

ADTRAN has used, and expects to continue to use, the cash generated from operations for working capital and other general corporate purposes, including (i) product development activities to enhance its existing products and develop new products and (ii) expansion of sales and marketing activities.

Inventory decreased 29.8% from $56,849,000 as of December 31, 2001 to $39,926,000 as of December 31, 2002. Annualized inventory turnover increased from 2.92 turns as of December 31, 2001 to 3.53 turns as of December 31, 2002. The decrease in inventory is attributable to our continued efforts to streamline our production process, work closely and efficiently with our subcontractors, and increase manufacturing velocity.

Accounts payable increased 14.4% from December 31, 2001 to December 31, 2002. This increase is primarily related to obtaining more favorable payment terms with a significant supplier and to a shift in sales mix towards products produced by subcontract manufacturers. Accrued expenses increased 9.4% from December 31, 2001 to December 31, 2002. This increase is primarily related to the rescission of salary reductions and the variations of timing of payments for salaries.

In July 2001, the board of directors approved the repurchase of 2,000,000 shares of ADTRAN common stock. As of December 31, 2002, we had repurchased 1,676,552 shares of our common stock at a total cost of $31,747,000. Of this amount, 1,340,135 shares of our common stock were purchased in 2002, at a total cost of $25,207,000. During 2002, 2001 and 2000, ADTRAN issued 187,750 shares, 36,670 shares, and 314,138 shares, respectively, of treasury stock to accommodate employee stock option exercises.

On January 28, 2002, ADTRAN’s board of directors approved a voluntary stock option exchange program for its employees, executive officers and directors. In conjunction with the exchange offer, ADTRAN filed a Tender Offer Statement on Schedule TO with the Securities and Exchange Commission. Under the option exchange program, employees, executive officers, and directors who held options to purchase ADTRAN’s common stock and who had not received options after July 23, 2001 were given the opportunity to exchange unexercised stock options granted prior to September 30, 2000 with exercise prices of at least $40 per share. For every four shares of an eligible option, three shares were made available under the new option grant. The newly issued options vest according to the vesting schedule of the tendered options. A total of 1,434,400 options were tendered and cancelled. As of December 31, 2002, a total of 991,683 new options were granted to qualified participants in the exchange program. The new option grant was made on August 30, 2002 at an exercise price of $17.39 per share.

Capital expenditures totaled approximately $13,216,000 and $32,540,000 for the years ended December 31, 2001 and 2000, respectively. These expenditures were used to expand our headquarters and purchase equipment. Capital expenditures totaling $2,647,000 for the year ended December 31, 2002 were used to purchase equipment.

At December 31, 2002, ADTRAN’s cash on hand of $125,092,000 and short-term investments of $19,747,000 placed our short-term liquidity in cash, cash equivalents and short-term investments at $144,839,000. At December 31, 2001, cash on hand was $81,280,000 and short-term investments were $26,283,000, which placed our short-term liquidity at $107,563,000.

At December 31, 2002, ADTRAN’s long-term investments increased by 11.7% to $176,331,000 from $157,902,000 at December 31, 2001. This increase was attributable to ADTRAN’s ability to generate cash from operations during 2002 and our transfer of cash in excess of operational requirements to long-term investments. Long-term investments at December 31, 2002 and December 31, 2001 include a restricted balance of $50,000,000 related to the revenue bonds as discussed above. Additionally, ADTRAN has committed to invest an aggregate of $8,000,000 in two private equity funds, of which $835,674 has been invested to date. The duration of each of these commitments is five years with $3,000,000 expiring in 2005 and $5,000,000 expiring in 2007.

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

The following consolidated financial statements are contained in this report.

Report of Independent Accountants

To the Board of Directors and Stockholders of ADTRAN, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of ADTRAN, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP Birmingham, Alabama January 29, 2003

Financial Statements

Consolidated Balance Sheets
December 31, 2002 and 2001

	2002	2001

ASSETS
Current Assets
Cash and cash equivalents	$125,092,393	$81,280,409
Short-term investments	19,747,205	26,282,961
Accounts receivable, less allowance for doubtful accounts of $2,471,732 and $3,882,099 in 2002 and 2001, respectively	38,882,390	60,598,867
Other receivables	4,459,734	9,609,478
Inventory, net	39,926,384	56,849,470
Prepaid expenses	2,649,039	3,486,470
Deferred tax assets	4,799,390	5,904,755

Total current assets	235,556,535	244,012,410

Property, plant and equipment, net	106,173,833	120,133,445
Other assets	469,000	489,000
Deferred tax assets	2,682,464
Long-term investments	176,330,988	157,901,718

Total assets	$521,212,820	$522,536,573

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$17,788,964	$15,551,685
Accrued expenses	8,449,617	7,721,682
Income taxes payable	5,806,883	3,352,049

Total current liabilities	32,045,464	26,625,416

Bonds payable	50,000,000	50,000,000
Deferred tax liabilities	3,955,229	8,283,601

Total liabilities	86,000,693	84,909,017

Commitments and Contingencies (see Note 10)

Stockholders’ equity
Common stock, par value $.01 per share; 200,000,000 shares authorized; 39,445,198 shares issued in 2002 and 2001	394,452	394,452
Additional paid-in capital	96,982,075	96,384,091
Accumulated other comprehensive income	3,096,669	9,374,389
Retained earnings	375,009,894	350,233,932
Less treasury stock at cost: 2,062,621 and 910,236 shares in 2002 and 2001, respectively	(40,270,963)	(18,759,308)

Total stockholders’ equity	435,212,127	437,627,556

Total liabilities and stockholders’ equity	$521,212,820	$522,536,573

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income
Years ended December 31, 2002, 2001 and 2000

	2002	2001	2000

Sales	$345,725,322	$387,080,690	$462,948,721
Cost of sales	170,789,635	213,759,507	233,429,280

Gross profit	174,935,687	173,321,183	229,519,441

Selling, general and administrative expenses	81,116,094	95,954,228	87,115,889
Research and development expenses	56,295,048	58,934,952	50,628,190

Operating income	37,524,545	18,432,003	91,775,362

Interest income	9,112,761	8,076,522	9,024,543
Interest expense	(2,571,953)	(2,068,653)	(1,802,158)
Other income (expenses)	133,029	(28,527)	(4,125)
Net realized investment gains (losses)	(12,021,809)	(673,851)	84,040,126

Income before provision for income taxes	32,176,573	23,737,494	183,033,748

Provision for income taxes	7,400,611	6,408,965	62,231,487

Net income	$24,775,962	$17,328,529	$120,802,261

Weighted average shares outstanding	38,045,128	38,567,324	38,647,288
Weighted average shares outstanding assuming dilution (1)	38,221,750	38,676,187	39,704,286

Earnings per common share – basic	$0.65	$0.45	$3.13
Earnings per common share – assuming dilution (1)	$0.65	$0.45	$3.04

   (1)   Assumes exercise of dilutive stock options calculated under the treasury stock method.

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity
Years ended December 31, 2002, 2001 and 2000

	Number Of shares	Common Stock Par Value ($.01 Per Share)	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Unrealized Gain on Marketable Equity Securities	Total Stockholders’ Equity

Balance, December 31, 1999	39,445,198	$394,452	$93,564,326	$212,103,142	($22,009,449)	$116,000,000	$400,052,471

Net Income				120,802,261			120,802,261
Change in unrealized gain on marketable equity securities (net of deferred tax of $22,994,436)						(40,719,712)	(40,719,712)
Reclassification adjustment for amounts included in net income (net of income tax of $29,954,217)						(55,410,000)	(55,410,000)
Stock options exercised: various prices per share			140,217		6,627,900		6,768,117
Purchase of treasury stock: 1,176 shares					(70,426)		(70,426)
Income tax benefit from exercise of non-qualified stock options			3,002,720				3,002,720

Balance, December 31, 2000	39,445,198	$394,452	$96,707,263	$332,905,403	($15,451,975)	$19,870,288	$434,425,431

Net Income				17,328,529			17,328,529
Change in unrealized gain on marketable securities (net of deferred tax of $4,077,218)						(7,220,144)	(7,220,144)
Reclassification adjustment for amounts included in net income (net of income tax of $1,849,820)						(3,275,755)	(3,275,755)
Stock options exercised: Various prices per share			(339,623)		793,017		453,394
Purchase of treasury stock: 215,000 shares					(4,100,350)		(4,100,350)
Income tax benefit from exercise of non-qualified stock options			16,451				16,451

Balance, December 31, 2001	39,445,198	$394,452	$96,384,091	$350,233,932	($18,759,308)	$9,374,389	$437,627,556

Net Income				24,775,962			24,775,962

Change in unrealized gain on marketable securities (net of deferred tax of $4,002,730)						(7,088,238)	(7,088,238)
Reclassification adjustment for amounts included in net income (net of income tax of $457,700)						810,519	810,519
Stock options exercised: various prices per share			1,252		3,694,868		3,696,120
Purchase of treasury stock: 1,340,135 shares					(25,206,523)		(25,206,523)
Income tax benefit from exercise of non-qualified stock options			596,732				596,732

Balance, December 31, 2002	39,445,198	$394,452	$96,982,075	$375,009,894	($40,270,963)	$3,096,669	$435,212,127

ADTRAN issued 187,750 shares, 37,956 shares, and 315,314 shares of treasury stock to accommodate employee stock option exercises during 2002, 2001 and 2000, respectively.

Comprehensive income in 2002 of $18,498,242 consists of net income of $24,775,962 and unrealized losses on marketable securities of $6,277,720 (net of deferred tax).

Comprehensive income in 2001 of $6,832,630 consists of net income of $17,328,529 and unrealized losses on marketable securities of $10,495,899 (net of deferred tax).

Comprehensive income in 2000 of $24,672,549 consists of net income of $120,802,261 and unrealized losses on marketable securities of $96,129,712 (net of deferred tax).

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows
Years ended December 31, 2002, 2001 and 2000

	2002	2001	2000

Cash flows from operating activities
Net income	$24,775,962	$17,328,529	$120,802,261
Adjustments to reconcile net income to net cash Provided by (used in) operating activities:
Depreciation	16,405,645	16,798,846	13,418,843
Loss on sale of property, plant and equipment	100,520
Loss (gain) on sale of short-term investments	(30,954)	179,729	141,233
Loss (gain) on sale of long-term investments	426,155	(5,159,414)	(85,040,126)
Write-down of other equity and debt securities	11,626,608	5,653,536	1,000,000
Deferred income taxes	1,210,392	(2,527,095)	16,411
Income tax benefit from exercise of non-qualifying Stock options	596,732	16,451	3,002,720
Change in operating assets and liabilities:
Accounts receivable, net	21,716,477	21,534,964	(22,096,955)
Other receivables	5,149,743	26,250,108	(31,430,079)
Inventory, net	16,923,086	32,403,259	(30,683,956)
Prepaid expenses and other assets	857,431	525,968	(2,871,152)
Accounts payable	2,237,280	(18,562,147)	21,339,984
Accrued expenses	727,935	(838,391)	1,451,825
Income taxes payable	2,454,834	(382,185)	(2,362,225)

Net cash provided by (used in) operating activities	105,177,848	93,222,158	(13,311,216)

Cash flows from investing activities
Expenditures for property, plant and equipment	(2,646,553)	(13,215,927)	(32,540,097)
Proceeds from the disposition of property, plant and equipment	100,000
Proceeds from sale of long-term investments	145,509,383	36,281,649	91,118,394
Purchases of long-term investments	(189,385,000)	(97,793,588)	(37,027,741)
Proceeds from sale of short-term investments	42,377,322	59,228,684	177,081,903
Purchases of short-term investments	(35,810,613)	(53,544,339)	(168,792,543)

Net cash provided by (used in) investing activities	(39,855,461)	(69,043,521)	29,839,916

Cash flows from financing activities
Proceeds from issuance of common stock	3,696,120	453,394	6,768,117
Purchase of treasury stock	(25,206,523)	(4,100,350)	(70,426)

Net cash provided by (used in) financing activities	(21,510,403)	(3,646,956)	6,697,691

Net increase in cash and cash equivalents	43,811,984	20,531,681	23,226,391
Cash and cash equivalents, beginning of year	81,280,409	60,748,728	37,522,337

Cash and cash equivalents, end of year	$125,092,393	$81,280,409	$60,748,728

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$2,527,778	$1,867,264	$1,802,158
Cash paid during the year for income taxes	$8,497,608	$11,760,534	$61,760,406

The accompanying notes are an integral part of these consolidated financial statements

Notes to Consolidated Financial Statements

Note 1 - Nature of Business and Summary of Significant Accounting Policies

ADTRAN™, Inc. designs, develops, manufactures, markets, and services a broad range of high-speed network access products utilized by providers of telecommunications services (serviced by ADTRAN’s Carrier Networks Division) and corporate end-users (serviced by ADTRAN’s Enterprise Networks Division) to implement advanced digital data services over public and private networks. ADTRAN’s products are used primarily in the “last mile” of the network, or the local loop. The last mile is that segment of a telecommunications network that connects end-user subscribers to a service provider’s closest facility. Our products typically connect two ends of a telecommunications circuit, and serve to transmit data, voice, and video over that circuit.

Principles of Consolidation

ADTRAN’s consolidated financial statements include ADTRAN and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents represent demand deposits, money market accounts and short-term investments classified as held-to-maturity (see Note 2) with original maturities of three months or less.

Financial Instruments

The carrying amount reported in the balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the immediate or short-term maturity of these financial instruments. The carrying amount reported for bonds payable approximates fair value because the underlying instruments are at variable rates that re-price frequently.

Investments represent re-marketed preferred stocks, municipal bonds and marketable equity securities. Re-marketed preferred stocks are designed to be marketed as money market instruments. These instruments’ dividend rates reset on a short-term basis to maintain the price of the instruments at par. These instruments may be redeemed on the date the interest rate resets. The fair value of short-term investments is estimated based on quoted market prices (see Note 2).

Long-term investments represent restricted money market funds, municipal bonds, marketable equity securities, and other equity and debt investments (see Note 2). The fair value of the restricted money market funds approximate fair value due to a variable interest rate. Marketable equity securities are reported at market value as determined by the most recently traded price of the securities at the balance sheet date, although the securities may not be readily marketable due to the size of the available market. Unrealized gains and losses, net of tax, are reported as a separate component of stockholders’ equity. Realized gains and losses on sales of securities are computed under the specific identification method and are included in current income. ADTRAN periodically reviews its investment portfolio for investments considered to have sustained an other-than-temporary decline in value. Impairment charges for other-than-temporary declines in value are recorded as realized losses in the accompanying consolidated statements of income (see Note 2). ADTRAN’s investments at December 31, 2002 and 2001 are classified as available-for-sale or held-to-maturity.

Other Receivables

Other receivables are comprised primarily of accrued interest, amounts due from subcontract manufacturers for product component sales, and rebates due from vendors.

Inventory

Inventory is carried at the lower of cost or market, with cost being determined using the first-in, first-out method. Standard costs for material, labor, and manufacturing overhead are used to value inventory. All standard costs are rolled forward on a monthly basis. Therefore, inventory costs approximate actual costs at the end of each reporting period. ADTRAN establishes reserves for estimated excess, obsolete, or unmarketable inventory by an amount equal to the difference between the cost of the inventory and the estimated market value of the inventory based upon assumptions about future demand and market conditions. When excess and obsolete inventories are disposed of by ADTRAN, the related write-downs are charged against the inventory reserve.

Property, Plant and Equipment

Property, plant and equipment, which are stated at cost, are depreciated using methods which approximate straight-line depreciation over the estimated useful lives of the assets. ADTRAN depreciates its building and land improvements from five to 39 years, office machinery and equipment from three to seven years, and its engineering machinery and equipment from three to seven years. Expenditures for repairs and maintenance are charged to expense as incurred; betterments which materially prolong the lives of the assets are capitalized. The cost of assets retired or otherwise disposed of and the related accumulated depreciation are removed from the accounts and the gain or loss on such disposition is included in income.

Liability for Warranty Returns

ADTRAN’s products generally include warranties of one to 10 years for product defects. ADTRAN accrues for warranty returns at the cost to repair or replace the defective products at the time revenue is recognized. ADTRAN engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers. Our warranty obligation is affected by product failure rates, material usage and other rework costs incurred in correcting a product failure. The liability for warranty returns totaled $1,384,429 and $1,276,753 at December 31, 2002 and 2001, respectively. These liabilities are included in accrued expenses in the accompanying consolidated balance sheets.

Impairment of Long-Lived Assets

ADTRAN reviews long-lived assets for impairment under the guidance prescribed by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. ADTRAN evaluates long-lived assets used in operations for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying values. An impairment loss would be recognized in the amount by which the recorded value of the asset exceeds the fair value of the asset, measured by the quoted market price of an asset or an estimate based on the best information available in the circumstances. There were no such losses recognized during 2002, 2001 and 2000.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs totaled $56,295,048, $58,934,952 and $50,628,190 for the years ended December 31, 2002, 2001 and 2000, respectively.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was $2,744,093, $2,897,931 and $3,191,014 for the years ended December 31, 2002, 2001 and 2000, respectively.

Comprehensive Income

Comprehensive income consists of all changes in equity (net assets) during a period from non-owner sources. Items included in comprehensive income include net income and changes in unrealized gains and losses on marketable securities. Comprehensive income is presented in the consolidated statements of changes in stockholders’ equity.

Income Taxes

The provision for income taxes has been determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from the difference between financial and tax bases of the company’s assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

Revenue Recognition

Revenue is generally recognized upon shipment of the product to the customer in accordance with terms of the sales agreement, or in the case of remote customer located warehouses, upon delivery to the customer. Shipping fees are recorded as revenue and the related cost is included in cost of sales. Revenue is recorded net of discounts. Also, revenue is recorded when the product price is fixed and determinable, collection of the resulting receivable is probable, and product returns are reasonably estimable.

ADTRAN participates in cooperative advertising and market development programs with certain customers. These programs are used to reimburse customers for certain forms of advertising and to provide sales incentives, and in general, allow customers credit up to a specified percentage of their net purchases. The costs associated with these programs are estimated and accrued at the time of sale, and are included in either marketing expenses or as a reduction of sales in the accompanying consolidated statements of income.

Other Income (Expense)

Other income (expense) includes miscellaneous income, gains or losses on foreign currency translations, gains or losses on the disposal of property, plant, and equipment, and raw material scrap sales.

Stock-Based Compensation

ADTRAN records compensation expense for all stock-based compensation plans using the intrinsic value method in which compensation expense, if any, is measured as the excess of the market price of the stock over the exercise price of the award on the measurement date (see Note 7).

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

Reclassifications

Certain reclassifications have been made to the 2001 and 2000 consolidated financial statements in order to conform to the 2002 presentation. These reclassifications had no effect on previously reported net income, cash flows from operations, or total stockholders’ equity.

Recently Issued Accounting Standards

In May 2002, the Financial Accounting Standards Board issued SFAS No. 145, Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections as of April 2002. This statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. The statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers, and amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 does not currently impact ADTRAN.

In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which is effective for disposal or exit activities that are initiated after December 31, 2002. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). The statement requires that a liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred, except for liabilities for one-time termination benefits that are incurred over time. In the unusual circumstance in which fair value cannot be reasonably estimated, the liability shall be recognized initially in the period in which fair value can be reasonably estimated. The impact of SFAS No. 146 on ADTRAN’s financial statements is not expected to be material.

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FAS 123, which is effective for financial statements for fiscal years ending after December 15, 2002. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements of SFAS No. 148 have been included in Note 7 to the consolidated financial statements.

Note 2 - Investments

ADTRAN classifies its securities as either available-for-sale or held-to-maturity. At December 31, 2002 and 2001, ADTRAN held the following securities, recorded at either fair value or amortized cost, which approximates fair value.

December 31, 2002
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values

Available-for-sale securities
Restricted money market funds	$50,000,000			$50,000,000
Municipal bonds and fixed income mutual funds	103,849,011	$2,072,966	($237,488)	105,684,488
Marketable equity securities	22,669,021	3,831,397	(1,099,930)	25,400,488
Other equity securities	910,674			910,674
Total available-for-sale securities	$177,428,706	$5,904,363	($1,337,418)	$181,995,651

Held-to-maturity securities
Municipal bonds and other government fixed income securities	$13,678,847			$13,678,847
Other debt securities	403,695			403,695
Total held-to-maturity securities	$14,082,542			$14,082,542

December 31, 2001
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values

Available-for-sale securities
Restricted money market funds	$50,000,000			$50,000,000
Municipal bonds and fixed income mutual funds	71,396,689	$242,072	($684,961)	70,953,800
Marketable equity securities	19,004,225	16,872,101	(1,743,808)	34,132,518
Other equity securities	811,705			811,705
Total available-for-sale securities	$141,212,619	$17,114,173	($2,428,769)	$155,898,023

Held-to-maturity securities
Municipal bonds and other government fixed income securities	$25,972,779			$25,972,779
Other debt securities	2,313,877			2,313,877
Total held-to-maturity securities	$28,286,656			$28,286,656

Gross realized gains on the sale of securities were approximately $1,354,000, $6,046,000 and $85,223,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Gross realized losses on the sale of securities were approximately $1,749,000, $1,191,000 and $0 for the years ended December 31, 2002, 2001 and 2000, respectively. During 2002, ADTRAN recognized gross losses of $9,616,426 on available-for-sale equity investments due to impairments that were deemed to be other-than-temporary.

ADTRAN also invests in privately-held companies and records its investments in these entities at cost. As of December 31, 2002 and 2001, ADTRAN had $1,314,369 and $3,125,582, respectively, of investments carried at cost. These investments are included in ADTRAN’s total long-term investments in the accompanying consolidated balance sheets. We review our investments in these entities periodically in order to determine if circumstances (both financial and non-financial) exist that indicate that we will not recover our initial investment. Impairment charges are recorded on investments having a cost basis that is greater than the value that we would reasonably expect to receive in an arm’s length sale of the investment. During 2002, 2001 and 2000, ADTRAN recognized gross losses of $2,010,000, $5,528,930 and $1,182,984, respectively, on cost basis investments.

ADTRAN has committed to invest an aggregate of $8,000,000 in two private equity funds, of which $835,674 has been invested to date. The duration of each of these commitments is five years with $3,000,000 expiring in 2005 and $5,000,000 expiring in 2007. This investment is included in ADTRAN’s total available-for-sale investments and is classified as long-term investments in the accompanying consolidated balance sheets.

Note 3 - Inventory

At December 31, 2002 and 2001, inventory was comprised of the following:

	2002	2001

Raw materials	$23,258,717	$38,441,408
Work in process	2,839,380	5,154,555
Finished goods	18,265,011	18,856,427
Inventory Reserve	(4,436,724)	(5,602,920)

Total	$39,926,384	$56,849,470

Note 4 - Property, Plant and Equipment

At December 31, 2002 and 2001, property, plant and equipment was comprised of the following:

	2002	2001

Land	$4,263,104	$4,263,104
Building	70,296,407	70,151,495
Land improvements	14,442,095	14,430,404
Office machinery and equipment	51,122,548	49,890,659
Engineering machinery and equipment	51,144,560	51,490,165

Total Property, Plant and Equipment	191,268,714	190,225,827
Less accumulated depreciation	(85,094,881)	(70,092,382)

Total Property, Plant and Equipment (net)	$106,173,833	$120,133,445

Note 5 - Alabama State Industrial Development Authority Financing and Economic Incentives

In conjunction with an expansion of its Huntsville, Alabama, facility, ADTRAN was approved for participation in an incentive program offered by the State of Alabama Industrial Development Authority (the “Authority”). Pursuant to the program, on January 13, 1995, the Authority issued $20,000,000 of its taxable revenue bonds and loaned the proceeds from the sale of the bonds to ADTRAN. The bonds were originally purchased by AmSouth Bank of Alabama, Birmingham, Alabama, (the “Bank”). First Union National Bank of Tennessee, Nashville, Tennessee, (the “Bondholder”) purchased the original bonds from the Bank and made further advances to the Authority, bringing the total amount outstanding to $50,000,000. An Amended and Restated Taxable Revenue Bond (“Amended and Restated Bond”), was issued and the original financing agreement was amended. The Amended and Restated Bond bears interest, payable monthly. In 2002, the interest rate was 5%. The Amended and Restated Bond matures on January 1, 2020. ADTRAN is required to make payments to the Authority in amounts necessary to pay the principal of and interest on the Amended and Restated Bond. Included in long-term investments is $50,000,000, which is restricted money market funds, which serves as collateral deposit against the principal of this bond. In conjunction with this program, ADTRAN is eligible to receive certain economic incentives from the state of Alabama that reduce the amount of payroll withholdings that ADTRAN is required to remit to the state for those employment positions that qualify under the program. ADTRAN’s economic incentives realized for the years ended December 31, 2002, 2001 and 2000 were $1,156,201, $1,326,221 and $1,553,398, respectively.

Note 6 - Income Taxes

A summary of the components of the provision for income taxes as of December 31, 2002, 2001 and 2000 is as follows:

	2002	2001	2000

Current
Federal	$9,864,051	$6,919,148	$58,300,783
State	857,743	2,016,912	3,914,293

Total Current	10,721,794	8,936,060	62,215,076
Deferred tax provision (benefit)	(3,321,183)	(2,527,095)	16,411

Total provision for income taxes	$7,400,611	$6,408,965	$62,231,487

The provision for income taxes differs from the amounts computed by applying the Federal statutory rate due to the following:

	2002	2001	2000

Tax provision computed at the federal statutory rate (35% in 2002, 2001 and 2000)	$11,261,801	$8,307,916	$64,061,831
State income tax provision, net of federal benefit	1,380,277	2,314,296	4,097,688
Federal research credits	(2,200,000)	(2,386,068)	(2,970,013)
Tax exempt income	(1,724,295)	(897,771)	(1,060,586)
State tax incentives	(1,156,201)	(1,326,221)	(1,553,398)
Other	(160,971)	396,813	(344,035)

Total provision for income taxes	$7,400,611	$6,408,965	$62,231,487

Temporary differences which created deferred tax assets and liabilities at December 31, 2002 and 2001 are as follows:

	2002		2001

	Current	Non-current	Current	Non-current

Accumulated depreciation		($4,650,784)		($5,310,950)
Investments		3,799,191		(2,972,651)
Accounts receivable	$892,048		$1,644,845
Inventory	1,807,156		2,735,264
Accruals	2,100,186	(421,172)	1,524,646

Deferred tax asset (liability)	$4,799,390	($1,272,765)	$5,904,755	($8,283,601)

No valuation allowance was deemed necessary by management as of December 31, 2002 and 2001, as the realization of recorded deferred tax assets is considered more likely than not.

Note 7 - Stock Option Plans

The board of directors of ADTRAN™ adopted the 1996 Employees Incentive Stock Option Plan (the “1996 Plan”) effective February 14, 1996, as amended, under which 8,488,100 shares of common stock were reserved for issuance to certain employees and officers through incentive stock options and non-qualified stock options. ADTRAN currently has options outstanding under its 1986 Employee Incentive Stock Option Plan (the “1986 Plan”), which expired on February 14, 1996. Options granted under the 1996 Plan or the 1986 Plan become exercisable after one year of continued employment, normally pursuant to a four or five-year vesting schedule beginning on the first anniversary of the grant date. Expiration dates of options outstanding under the 1996 Plan and the 1986 Plan at December 31, 2002, range from 2003 to 2012.

The board of directors of ADTRAN adopted the Directors Stock Option Plan (“Directors Plan”) effective October 31, 1995, as amended, under which 200,000 shares of common stock have been reserved. The Directors Plan is a formula plan to provide options to directors of ADTRAN. At December 31, 2002, 182,250 options had been granted under the Directors Plan. Expiration dates of options outstanding under the Directors Plan at December 31, 2002, range from 2005 to 2012.

On January 28, 2002, ADTRAN’s board of directors approved a voluntary stock option exchange program for its employees, executive officers and directors. In conjunction with the exchange offer, ADTRAN filed a Tender Offer Statement on Schedule TO with the Securities and Exchange Commission. Under the option exchange program, employees, executive officers and directors who held options to purchase ADTRAN’s common stock and who had not received options after July 23, 2001, were given the opportunity to exchange unexercised stock options granted prior to September 30, 2000, with exercise prices of at least $40 per share. For every four shares of an eligible option, three shares were made available under the new option grant. The newly issued options vest according to the vesting schedule of the tendered options. A total of 1,434,400 options were tendered and cancelled. As of December 31, 2002, a total of 991,683 new options were granted to qualified participants in the exchange program. The new option grant was made on August 30, 2002, at an exercise price of $17.39 per share.

Pertinent information regarding ADTRAN’s stock option plans is as follows:

	Number of Options	Range of Exercise Prices	Weighted Average Exercise Price	Vesting Provisions

Options outstanding, December 31, 1999	3,092,485	$1.50 - $65.75	$30.88	Various

Options granted	779,415	$39.00 - $69.81	$67.82	Various
Options granted	616,185	$21.25 - $69.81	$67.12	Various
Options cancelled / forfeited	(155,710)	$18.13 - $69.81	$37.36	Various
Options exercised	(315,314)	$1.50 - $65.75	$21.47	Various

Options outstanding, December 31, 2000	4,017,061	$1.67 - $69.81	$44.02	Various

Options granted	1,442,890	$19.23 - $28.08	$25.54	Various
Options cancelled / forfeited	(266,746)	$21.31 - $69.81	$44.04	Various
Options exercised	(36,670)	$1.67 - $25.38	$12.36	Various

Options outstanding, December 31, 2001	5,156,535	$1.67 - $69.81	$27.31	Various

Options granted	2,156,021	$17.37 - $32.90	$19.63	Various
Options cancelled / forfeited	(1,617,309)	$17.39 - $69.81	$63.50	Various
Options exercised	(198,931)	$2.50 - $30.36	$19.94	Various

Options outstanding, December 31, 2002	5,496,316	$3.33 - $69.81	$24.85	Various

The following table summarizes information about stock options outstanding at December 31, 2002:

Options Outstanding at December 31, 2002

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$3.33	6,570	0.98	$3.33	6,570	$3.33
$17.37 - $21.31	2,637,884	7.86	$19.77	1,002,370	$19.31
$21.81 - $27.50	1,737,282	7.54	$25.41	757,739	$25.33
$28.06 - $42.72	1,092,880	6.71	$35.50	609,996	$36.05
$49.56 - $69.81	21,700	7.25	$68.68	11,496	$68.60

Total	5,496,316			2,388,171

The options above were issued at exercise prices which approximate fair market value at the date of grant. At December 31, 2002, 2,725,484 options were available for grant under the plans. ADTRAN applies APB Opinion No. 25 and related interpretations in accounting for our stock option plans. Had compensation cost for ADTRAN’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed in SFAS No. 123, net income and earnings per share would have been reduced to the pro forma amounts indicated below:

Pro Forma Net Income (Loss) & Earnings (Loss) Per Share

	2002	2001	2000

Net income - as reported	$24,775,962	$17,328,529	$120,802,261
Less: stock-based compensation expense, net of tax	(21,997,535)	(17,868,767)	(12,277,142)
Net income (loss) – pro forma	2,778,427	(540,238)	108,525,119

Earnings per share
Basic-as reported	$0.65	$0.45	$3.13
Basic-pro forma	$0.07	($0.01)	$2.81

Diluted-as reported	$0.65	$0.45	$3.04
Diluted-pro forma	$0.07	($0.01)	$2.73

The pro forma amounts reflected above are not representative of the effects on reported net income in future years because, in general, the options granted typically do not vest for several years and additional awards are made each year. The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Weighted Average Assumptions

	2002	2001	2000

Dividend yield	0%	0%	0%
Expected life (years)	4.21	5.00	5.00
Expected volatility	49.6%	53.1%	55.4%
Risk-free interest rate	3.30%	4.72%	6.18%

Note 8 - Employee Benefit Plan

Effective January 1, 1990, ADTRAN™ adopted a savings plan (the “Savings Plan”) for the benefit of eligible employees. The Savings Plan allows employees to contribute part of their compensation to the plan on a tax-deferred basis, and requires ADTRAN to contribute an amount equal to 3% of compensation each year for eligible employees who have completed a year of service. The Savings Plan is intended to qualify under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”), and is intended to be a “safe harbor” 401(k) plan under code Section 401(k)(12). Prior to January 1, 2001, ADTRAN contributed matching contributions in an amount equal to 50% of each eligible employee’s elective deferrals under the Savings Plan, up to 5% of the employee’s compensation for the plan year. Effective January 1, 2001, the plan requires ADTRAN to contribute a “safe harbor” amount equal to 3% of compensation each year for eligible employees who have completed a year of service up to the statutory maximum compensation ($200,000 for 2002). Employees who become eligible for the safe harbor contribution during the plan year are eligible for 3% of compensation, including compensation earned during any portion of the plan year during which the employee was eligible to defer, but not yet eligible for the safe harbor contribution. All contributions under the Savings Plan are 100% vested. Charges to operations for the Savings Plan amounted to approximately $2,097,000, $2,456,000 and $1,368,000 in 2002, 2001 and 2000, respectively.

Note 9 - Segment Information and Major Customers

ADTRAN operates two reportable segments: (1) Carrier Networks Division and (2) Enterprise Networks Division. The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies” (see Note 1) to the extent that such policies affect the reported segment information. ADTRAN evaluates the performance of its segments based on gross profit; therefore, selling, general and administrative costs, as well as research and development, interest income/expense, and provision for taxes, is reported on an entity-wide basis only. There are no intersegment revenues.

The following table presents information about the reported sales and gross profit of our reportable segments for each of the years ended December 31, 2002, 2001 and 2000. Asset information by reportable segment is not reported, since ADTRAN does not produce such information internally.

Sales by Market Segment
(In Thousands)

	2002		2001		2000

	Sales	Gross Profit	Sales	Gross Profit	Sales	Gross Profit

Carrier Networks	$218,912	$105,277	$238,367	$93,644	$315,228	$146,886
Enterprise Networks	126,813	69,659	148,714	79,677	147,721	82,633

Total	$345,725	$174,936	$387,081	$173,321	$462,949	$229,519

The following is sales information by product and geographic area for the years ended December 31, 2002, 2001 and 2000:

Sales by Product
(In Thousands)

	2002	2001	2000

Digital Business Transport (DBT) / Total Reach®	$44,932	$86,794	$141,996
High-bit-rate Digital Subscriber Line (HDSL) / T1	177,653	192,850	233,073
Systems	123,140	107,437	87,880

Total	$345,725	$387,081	$462,949

Sales by Geographic Region
(In Thousands)

	2002	2001	2000

United States	$325,429	$369,422	$448,810
All Other	20,296	17,659	14,139

Total	$345,725	$387,081	$462,949

Sales of ADTRAN’s network access equipment to Incumbent Local Exchange Carriers (ILECs) and major independent telecommunications companies amounted to approximately 57%, 59% and 56% of total sales during the years ended December 31, 2002, 2001 and 2000, respectively. ADTRAN’s Enterprise Networks Division sells a significant portion of products to value-added resellers through a multi-tier distribution system. Sales of this type amounting to 25%, 26% and 26% of ADTRAN’s revenue for each of the years ended December 31, 2002, 2001 and 2000, respectively, were routed through four primary fulfillment distributors.

As of December 31, 2002, long-lived assets totaled $106,173,835, which includes $106,043,657 held in the United States and $130,179 held outside the United States. As of December 31, 2001, long-lived assets totaled $120,133,445, which includes $119,960,338 held in the United States and $173,107 held outside the United States.

Note 10 - Commitments and Contingencies

ADTRAN has certain contingent liabilities resulting from litigation arising in the normal course of business. Although the outcome of any litigation can never be certain, it is ADTRAN’s opinion that the outcome of such contingencies will not materially affect its business, operations, financial condition or cash flows.

ADTRAN leases office space and equipment under operating leases which expire at various dates through 2005. As of December 31, 2002, future minimum rental payments under non-cancellable operating leases with original maturities of greater than 12 months are approximately as follows:

2003	$772,222
2004	282,083
2005	77,896

Total	$1,132,201

Rental expense was approximately $2,081,000, $2,230,000, and $1,794,000 in 2002, 2001 and 2000, respectively.

Additionally, ADTRAN has committed to invest an aggregate of $8,000,000 in two private equity funds, of which $835,674 has been invested to date. The duration of each of these commitments is five years with $3,000,000 expiring in 2005 and $5,000,000 expiring in 2007.

Note 11 - Earnings Per Share

A summary of the calculation of basic and diluted earnings per share (EPS) for the years ended December 31, 2002, 2001 and 2000 is as follows:

	For the Year Ended December 31, 2002

	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Basic EPS
Income available to common stockholders	$24,775,962	38,045,128	$0.65	*

Effect of Dilutive Securities
Stock Options		176,622

Diluted EPS
Income available to common stockholders (with dilution) for assumed options exercised	$24,775,962	38,221,750	$0.65	*

	For the Year Ended December 31, 2001

	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Basic EPS
Income available to common stockholders	$17,328,529	38,567,324	$0.45

Effect of Dilutive Securities
Stock Options		108,863

Diluted EPS
Income available to common stockholders (with dilution) for assumed options exercised	$17,328,529	38,676,187	$0.45

	For the Year Ended December 31, 2000

	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Basic EPS
Income available to common stockholders	$120,802,261	38,647,288	$3.13	**

Effect of Dilutive Securities
Stock Options		1,056,998

Diluted EPS
Income available to common stockholders (with dilution) for assumed options exercised	$120,802,261	39,704,286	$3.04	**

      *   ADTRAN reported an impairment charge related to other-than-temporary declines in the fair value of equity securities, resulting in an after-tax loss of $7,430,565 ($0.20 per share assuming dilution).

    **   ADTRAN reported a realized investment gain from the sale of certain marketable equity securities, resulting in an after-tax gain of $55,410,000 ($1.39 per share assuming dilution).

The following options were outstanding during the respective years shown below, but were not included in the computation of that year’s diluted EPS because the options’ exercise prices were greater than the average market price of the common shares shown below, therefore, making them anti-dilutive under the treasury method.

Outstanding Options

2002			2001			2000

Options Granted	Exercise Price	Expiration	Options Granted	Exercise Price	Expiration	Options Granted	Exercise Price	Expiration

22,150	$31.75-$41.00	2005	34,450	$30.50-$46.25	2005	226,400	$56.25-$65.75	2006
13,900	$30.50-$41.50	2006	224,100	$30.50-$65.75	2006	4,000	$65.75	2009
423,616	$25.38-$42.72	2007	472,566	$25.38-$42.38	2007	1,316,150	$40.00-$69.81	2010
10,175	$26.25-$31.00	2008	11,675	$26.25-$31.00	2008
874,480	$35.86-$39.69	2009	967,140	$25.38-$51.44	2009
60,000	$39.00-$69.81	2010	1,274,364	$39.00-$69.81	2010
1,310,654	$25.34-$28.08	2011	1,396,090	$25.34-$28.08	2011
85,500	$25.97-$32.90	2012

Note 12 - Summarized Quarterly Financial Data (Unaudited)

The following table presents unaudited quarterly operating results for each of ADTRAN’s last eight fiscal quarters. This information has been prepared by ADTRAN on a basis consistent with our audited financial statements and includes all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the data.

Unaudited Quarterly Operating Results
(In thousands, except for per share amounts)

Three Months Ended	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002

Net sales	$83,342	$85,784	$88,180	$88,419
Gross profit	$39,359	$41,623	$45,525	$48,429
Operating income	$4,735	$6,710	$11,930	$14,150
Net income (1)	$4,341	$4,967	$3,358	$12,110
Earnings per common share assuming dilution (2)	$0.11	$0.13	$0.09	$0.32
Earnings per common share	$0.11	$0.13	$0.09	$0.32

Three Months Ended	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001

Net sales	$105,276	$97,198	$95,513	$89,094
Gross profit	$45,434	$45,559	$42,399	$39,929
Operating income	$4,521	$5,796	$5,098	$3,017
Net income	$3,959	$4,637	$4,950	$3,783
Earnings per common share assuming dilution (2)	$0.10	$0.12	$0.13	$0.10
Earnings per common share	$0.10	$0.12	$0.13	$0.10

   (1)   Net Income for the three months ended June 30, 2002 and September 30, 2002 includes other-than-temporary investment impairment charges, resulting in an after-tax loss of $853,992 and $6,576,573, respectively.

   (2)   Assumes exercise of dilutive stock options calculated under the treasury stock method.

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No independent certified public accountant of ADTRAN has resigned, indicated any intent to resign or been dismissed as the independent certified public accountant of ADTRAN during the three fiscal years ended December 31, 2002 or subsequent thereto.

PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to nominees for director of ADTRAN and compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the captions “Proposal 1–Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” respectively, in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 10, 2003. Such information is incorporated herein by reference. The definitive Proxy Statement was filed with the Securities and Exchange Commission on March 10, 2003. Information relating to the executive officers of ADTRAN, pursuant to Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K, is set forth at Part I, Item 4(A) of this report under the caption “Executive Officers of the Registrant.” Such information is incorporated herein by reference.

ITEM 11.       EXECUTIVE COMPENSATION

Information required by this Item 11 relating to executive compensation and other matters is set forth under the captions “Executive Compensation,” “Proposal 1–Election of Directors–Director Compensation,” “Compensation Committee Report on Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Stock Performance Graph” in the Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information relating to ownership of common stock of ADTRAN by certain persons is set forth under the caption “Share Ownership of Principal Stockholders and Management” in the Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference. Information regarding securities authorized for issuance under equity compensation plans of ADTRAN is set forth under the caption “Equity Compensation Plan Information” in the Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information relating to existing or proposed relationships or transactions between ADTRAN and any affiliate of ADTRAN is set forth under the caption “Certain Relationships and Related Transactions” in the Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference.

ITEM 14.       CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) for the company. Our disclosure controls and procedures include our “internal controls,” as that term is used in Section 302 of the Sarbanes-Oxley Act of 2002 and described in the Securities and Exchange Commission’s Release No. 34-46427 (August 29, 2002). Our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures as of a date within 90 days before the filing date of this annual report, have concluded that our disclosure controls and procedures are adequate and effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation. As a result, there were no corrective actions to be taken.

PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)       Documents Filed as Part of This Report.

1.         Consolidated Financial Statements

The consolidated financial statements of ADTRAN and the related report of independent auditors thereon are set forth under Part II, Item 8 of this report.

Consolidated Balance Sheets as of December 31, 2002 and 2001

Consolidated Statements of Income for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

2.         Consolidated Financial Statement Schedules

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

Exhibit Number	Description

3.1	Certificate of Incorporation, as amended (Exhibit 3.1 to ADTRAN’s Registration Statement on Form S-1, No. 33-81062 (the “Form S-1 Registration Statement”)).

3.2	Bylaws, as amended (Exhibit 3.2 to ADTRAN’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.1	Documents relative to the $50,000,000 Taxable Revenue Bond, Series 1995 (ADTRAN, Inc. Project) issued by the Alabama State Industrial Development Authority, consisting of the following:

(a)       First Amended and Restated Financing Agreement dated April 25, 1997, among the State Industrial Development Authority, a public corporation organized under the laws of the State of Alabama (the “Authority”), ADTRAN and First Union National Bank of Tennessee, a national banking corporation (the “Bondholder”) (Exhibit 10.1(a) to ADTRAN’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (the “1997 Form 10-Q”)).

(b) First Amended and Restated Loan Agreement dated April 25, 1997, between the Authority and ADTRAN (Exhibit 10.1(b) to the 1997 Form 10-Q).

(c) First Amended and Restated Specimen Taxable Revenue Bond, Series 1995 (ADTRAN, Inc. Project) (Exhibit 10.1(c) to the 1997 Form 10-Q).

(d) First Amended and Restated Specimen Note from ADTRAN to the Bondholder, dated April 25, 1997 (Exhibit 10.1(d) to the 1997 Form 10-Q).

(e)       Amended and Restated Investment Agreement dated January 3, 2002 between ADTRAN and First Union National Bank (successor-in-interest to First Union National Bank of Tennessee (the “Successor Bondholder”)).*

(f) Resolution of the Authority authorizing the amendment of certain documents, dated April 25, 1997, relating to the $50,000,000 Taxable Revenue Bond, Series 1995 (ADTRAN, Inc. Project)

Exhibit Number	Description

(Exhibit 10.1(f) to the 1997 Form 10-Q).

(g)      Resolution of ADTRAN authorizing the First Amended and Restated Financing Agreement, the First Amended and Restated Loan Agreement, the First Amended and Restated Note, and the Investment Agreement (Exhibit 10.1(g) to the 1997 Form 10-Q).

(h) Amendment to First Amended and Restated Financing Agreement and First Amended and Restated Loan Agreement dated January 3, 2002 between ADTRAN and the Successor Bondholder.*

10.2	Tax Indemnification Agreement dated July 1, 1994 by and among ADTRAN and the stockholders of ADTRAN prior to ADTRAN’s initial public offering of Common Stock (Exhibit 10.5 to the 1994 Form 10-K).

10.3	Management Contracts and Compensation Plans:

(a) Amended and Restated 1996 Employees Incentive Stock Option Plan, as amended by the First, Second and Third Amendments thereto.*

(b) Amended and Restated 1995 Directors Stock Option Plan, as amended by the First and Second Amendments thereto.*

(c)       Offer to Exchange dated January 28, 2002 (Exhibit (a)(1)(A) to ADTRAN’s Tender Offer Statement on Schedule TO (the “Schedule TO”) filed on January 28, 2002, as amended by Amendment No. 1 to Schedule TO filed on February 13, 2002).

(d)      Form of Election Form Concerning Exchange of Stock Options (Exhibit (a)(1)(B) to the Schedule TO filed on January 28, 2002, as amended by Amendment No. 1 to Schedule TO filed on February 13, 2002).

(e) ADTRAN, Inc. Deferred Compensation Plan.*

(f) First Amendment to the ADTRAN, Inc. Deferred Compensation Plan.*

*23	Consent of PricewaterhouseCoopers LLP.

*24	Powers of Attorney.

______________

      *   Filed herewith

(b)      Reports on Form 8-K. None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 19, 2003.

ADTRAN, Inc. (Registrant)
By: /s/ JAMES E. MATTHEWS

James E. Matthews Senior Vice President – Finance, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 19, 2002.

Signature	Title

/s/ MARK C. SMITH	Chairman of the Board, Chief Executive Officer and Director

Mark C. Smith

/s/ HOWARD A. THRAILKILL	President, Chief Operating Officer and Director

Howard A. Thrailkill

/s/ W. FRANK BLOUNT*	Secretary and Director

W. Frank Blount

/s/ RICHARD A. ANDERSON*	Director

Richard A. Anderson

/s/ WILLIAM L. MARKS*	Director

William L. Marks

/s/ ROY J. NICHOLS*	Director

Roy J. Nichols

/s/ H. FENWICK HUSS *	Director

H. Fenwick Huss

/s/ JAMES E. MATTHEWS	Senior Vice President-Finance, Chief Financial Officer and Treasurer

James E. Matthews

*By:	/s/ HOWARD A. THRAILKILL

Howard A. Thrailkill as Attorney in Fact

CERTIFICATIONS

I, Mark C. Smith, Chairman of the Board and Chief Executive Officer, certify that:

1.         I have reviewed this annual report on Form 10-K of ADTRAN, Inc.;

2.         Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.         Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.         The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)        presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.         The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.         The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 19, 2003	/s/ MARK C. SMITH

Mark C. Smith Chairman of the Board and Chief Executive Officer

CERTIFICATIONS

I, James E. Matthews, Senior Vice President – Finance and Chief Financial Officer, certify that:

1.         I have reviewed this annual report on Form 10-K of ADTRAN, Inc.;

2.         Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.         Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.         The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)        presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.         The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.         The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 19, 2003	/s/ JAMES E. MATTHEWS

James E. Matthews Senior Vice President – Finance and Chief Financial Officer

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Additions	Deductions	Balance at end of Period

Year ended December 31, 2002
Allowance for Doubtful Accounts	$3,882,099	$3,702,749	$5,113,116	$2,471,732
Inventory Reserve	$5,602,920	$4,484,926	$5,651,122	$4,436,724
Warranty Liability	$1,276,753	$3,845,635	$3,737,959	$1,384,429

Year ended December 31, 2001
Allowance for Doubtful Accounts	$813,003	$3,253,914	$184,818	$3,882,099
Inventory Reserve	$4,637,682	$5,388,061	$4,422,823	$5,602,920
Warranty Liability	$1,519,945	$3,718,882	$3,962,074	$1,276,753

Year ended December 31, 2000
Allowance for Doubtful Accounts	$1,018,400	$20,578	$225,975	$813,003
Inventory Reserve	$5,306,503	$6,347,345	$7,016,167	$4,637,682
Warranty Liability	$1,519,945	$3,326,866	$3,326,866	$1,519,945

ADTRAN, INC.
INDEX OF EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation, as amended (Exhibit 3.1 to ADTRAN’s Registration Statement on Form S-1, No. 33-81062 (the “Form S-1 Registration Statement”)).

3.2	Bylaws, as amended (Exhibit 3.2 to ADTRAN’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.1	Documents relative to the $50,000,000 Taxable Revenue Bond, Series 1995 (ADTRAN, Inc. Project) issued by the Alabama State Industrial Development Authority, consisting of the following:

(a)       First Amended and Restated Financing Agreement dated April 25, 1997, among the State Industrial Development Authority, a public corporation organized under the laws of the State of Alabama (the “Authority”), ADTRAN and First Union National Bank of Tennessee, a national banking corporation (the “Bondholder”) (Exhibit 10.1(a) to ADTRAN’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (the “1997 Form 10-Q”)).

(b) First Amended and Restated Loan Agreement dated April 25, 1997, between the Authority and ADTRAN (Exhibit 10.1(b) to the 1997 Form 10-Q).

(c) First Amended and Restated Specimen Taxable Revenue Bond, Series 1995 (ADTRAN, Inc. Project) (Exhibit 10.1(c) to the 1997 Form 10-Q).

(d) First Amended and Restated Specimen Note from ADTRAN to the Bondholder, dated April 25, 1997 (Exhibit 10.1(d) to the 1997 Form 10-Q).

(e)       Amended and Restated Investment Agreement dated January 3, 2002 between ADTRAN and First Union National Bank (successor-in-interest to First Union National Bank of Tennessee (the “Successor Bondholder”)).*

(f)       Resolution of the Authority authorizing the amendment of certain documents, dated April 25, 1997, relating to the $50,000,000 Taxable Revenue Bond, Series 1995 (ADTRAN, Inc. Project) (Exhibit 10.1(f) to the 1997 Form 10-Q).

(g)      Resolution of ADTRAN authorizing the First Amended and Restated Financing Agreement, the First Amended and Restated Loan Agreement, the First Amended and Restated Note, and the Investment Agreement (Exhibit 10.1(g) to the 1997 Form 10-Q).

(h) Amendment to First Amended and Restated Financing Agreement and First Amended and Restated Loan Agreement dated January 3, 2002 between ADTRAN and the Successor Bondholder.*

10.2	Tax Indemnification Agreement dated July 1, 1994 by and among ADTRAN and the stockholders of ADTRAN prior to ADTRAN’s initial public offering of Common Stock (Exhibit 10.5 to the 1994 Form 10-K).

Exhibit Number	Description

10.3	Management Contracts and Compensation Plans:

(a) Amended and Restated 1996 Employees Incentive Stock Option Plan, as amended by the First, Second and Third Amendments thereto.*

(b) Amended and Restated 1995 Directors Stock Option Plan, as amended by the First and Second Amendments thereto.*

(c)       Offer to Exchange dated January 28, 2002 (Exhibit (a)(1)(A) to ADTRAN’s Tender Offer Statement on Schedule TO (the “Schedule TO”) filed on January 28, 2002, as amended by Amendment No. 1 to Schedule TO filed on February 13, 2002).

(d)       Form of Election Form Concerning Exchange of Stock Options (Exhibit (a)(1)(B) to the Schedule TO filed on January 28, 2002, as amended by Amendment No. 1 to Schedule TO filed on February 13, 2002).

(e) ADTRAN, Inc. Deferred Compensation Plan.*

(f) First Amendment to the ADTRAN, Inc. Deferred Compensation Plan.*

*23	Consent of PricewaterhouseCoopers LLP.

*24	Powers of Attorney.

______________

      *   Filed herewith