Form 10-Q
period 2003-03-31
ADTRAN INC
filed 2003-05-15
CIK 926282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D. C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2003

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date:

Class	Outstanding at April 30, 2003

Common Stock, $.01 Par Value	37,836,647 shares

ADTRAN, INC.

Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2003

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADTRAN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2003	December 31, 2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$138,678,211	$125,092,393
Short-term investments	39,566,321	19,747,205
Accounts receivable, less allowance for doubtful accounts of $2,472,655 and $2,471,732 at March 31, 2003 and December 31, 2002, respectively	49,232,055	38,882,390
Other receivables	4,252,322	4,459,734
Inventory, net	37,381,944	39,926,384
Prepaid expenses	2,295,594	2,649,039
Deferred tax assets	4,117,989	4,799,390

Total current assets	275,524,436	235,556,535
Property, plant and equipment, less accumulated depreciation of $88,978,904 and $85,094,881 at March 31, 2003 and December 31, 2002, respectively	103,252,712	106,173,833
Other assets	485,775	469,000
Deferred tax assets	4,835,549	2,682,464
Long-term investments	158,864,919	176,330,988

Total assets	$542,963,391	$521,212,820

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,949,460	$17,788,964
Accrued expenses	10,788,459	8,449,617
Income taxes payable	6,132,622	5,806,883

Total current liabilities	36,870,541	32,045,464
Long term liabilities:
Bonds payable	50,000,000	50,000,000
Deferred tax liabilities	5,145,552	3,955,229

Total liabilities	92,016,093	86,000,693

Stockholders’ equity:
Common stock, par value $0.01 per share, 200,000,000 shares authorized: 39,445,198 shares issued at March 31, 2003 and December 31, 2002	394,452	394,452
Additional paid-in capital	97,334,804	96,982,075
Accumulated other comprehensive income	1,803,071	3,096,669
Retained earnings	385,548,788	375,009,894
Less treasury stock at cost: 1,748,218 and 2,062,621 shares at March 31, 2003 and December 31, 2002, respectively	(34,133,817)	(40,270,963)

Total stockholders’ equity	450,947,298	435,212,127

Total liabilities and stockholders’ equity	$542,963,391	$521,212,820

See notes to condensed consolidated financial statements

ADTRAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,

	2003	2002

Sales	$86,222,501	$83,341,983
Cost of sales	39,149,105	43,983,153

Gross profit	47,073,396	39,358,830
Selling, general and administrative expenses	20,152,444	20,789,822
Research and development expenses	14,270,491	13,834,261

Operating income	12,650,461	4,734,747
Interest income	2,467,929	2,048,132
Interest expense	(659,722)	(690,283)
Net realized investment gains	1,777	891
Other income (expense), net	384,216	(64,767)

Income before provision for income taxes	14,844,661	6,028,720
Provision for income taxes	(4,305,766)	(1,688,042)

Net income	$10,538,895	$4,340,678

Weighted average shares outstanding	37,594,815	38,557,574

Weighted average shares outstanding assuming dilution (1)	38,961,790	38,760,293

Earnings per common share – basic	$0.28	$0.11

Earnings per common share – assuming dilution (1)	$0.27	$0.11

(1) Assumes exercise of dilutive stock options calculated under the treasury stock method

See notes to condensed consolidated financial statements

ADTRAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,

	2003	2002

Cash flows from operating activities:
Net income	$10,538,895	$4,340,678
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,893,630	4,174,335
Gain on sale of short-term investments	—	(81,694)
(Gain) loss on sale of long-term investments	(1,777)	80,802
Loss on sale of property, plant and equipment	4,481	—
Deferred income taxes	236,101	—
Changes in operating assets and liabilities:
Accounts receivable, net	(10,349,665)	4,841,860
Other receivables	207,413	2,196,249
Inventory, net	2,544,440	9,644,581
Prepaid expenses and other assets	336,671	275,757
Accounts payable	2,160,494	1,481,073
Accrued expenses	2,338,842	1,855,790
Income taxes payable	325,739	715,621

Net cash provided by operating activities	12,235,264	29,525,052

Cash flows from investing activities:
Purchases of property, plant and equipment	(983,990)	(294,379)
Proceeds from disposition of property, plant, and equipment	7,000	—
Proceeds from sales of short-term investments	8,796,971	5,824,658
Purchases of short-term investments	(28,616,087)	(10,290,950)
Proceeds from sales of long-term investments	28,117,700	14,378,564
Purchases of long-term investments	(12,479,048)	(37,507,645)

Net cash used in investing activities	(5,157,454)	(27,889,752)

Cash flows from financing activities:
Proceeds from issuance of common stock	6,489,875	472,736

Net cash provided by financing activities	6,489,875	472,736

Net increase in cash and cash equivalents	13,567,685	2,108,036
Effect of exchange rate changes	18,133	—
Cash and cash equivalents, beginning of period	125,092,393	81,280,409

Cash and cash equivalents, end of period	$138,678,211	$83,388,445

See notes to condensed consolidated financial statements

ADTRAN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.          BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of ADTRAN have been prepared pursuant to the rules and regulations for reporting on Quarterly Reports on Form 10-Q. Accordingly, certain information and notes required by generally accepted accounting principles for complete financial statements are not included herein. In the opinion of management, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected to occur for the year ending December 31, 2003. The interim statements should be read in conjunction with the financial statements and notes thereto included in ADTRAN’s latest Annual Report on Form 10-K.

2.           INVENTORY

At March 31, 2003 and December 31, 2002, inventory consisted of the following:

	March 31, 2003	December 31, 2002

Raw materials	$16,970,923	$18,821,993
Work in progress	2,409,727	2,839,380
Finished goods	18,001,294	18,265,011

Inventory, net	$37,381,944	$39,926,384

3.          COMPREHENSIVE INCOME

Comprehensive income consists of net income, unrealized gains and losses on marketable securities, net of deferred taxes, and unrealized foreign currency translation adjustments, net of deferred taxes. Comprehensive income of $9,245,296 for the three months ended March 31, 2003, consists of net income of $10,538,895, unrealized losses on marketable securities of $1,311,733 (net of deferred tax) and unrealized foreign currency translation gains of $18,134 (net of deferred taxes). Comprehensive income of $18,498,243 for the year ended December 31, 2002, consists of net income of $24,775,962 and unrealized losses on marketable securities of $6,277,719 (net of deferred tax).

4.          EARNINGS PER SHARE

A summary of the calculation of basic and diluted earnings per share (EPS) for the three months ended March 31, 2003 and 2002 is as follows:

	For the Three Months Ended March 31, 2003

	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Basic EPS
Income available to common stockholders	$10,538,895	37,594,815	$0.28
Effect of Dilutive Securities
Stock Options		1,366,975
Diluted EPS
Income available to common stockholders plus assumed conversions	$10,538,895	38,961,790	$0.27

	For the Three Months Ended March 31, 2002

	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Basic EPS
Income available to common stockholders	$4,340,678	38,557,574	$0.11
Effect of Dilutive Securities
Stock Options		202,719
Diluted EPS
Income available to common stockholders plus assumed conversions	$4,340,678	38,760,293	$0.11

5.          SEGMENT INFORMATION

ADTRAN operates two reportable segments – (1) the Carrier Networks Division and (2) the Enterprise Networks Division. We evaluate the performance of our segments based on gross profit; therefore, selling, general and administrative costs, as well as research and development, interest income/expense, and provision for income taxes are reported on an entity wide basis only.  There are no inter-segment revenues.

The table below presents information about the reported sales and gross profit of ADTRAN’s segments for the three months ended March 31, 2003 and 2002.  Asset information by reportable segment is not reported, since ADTRAN does not produce such information internally.

	Three Months Ended March 31, 2003		Three Months Ended March 31, 2002

	Sales	Gross Profit	Sales	Gross Profit

Carrier Networks	$57,806,017	$31,134,344	$53,333,390	$23,781,687
Enterprise Networks	28,416,484	15,939,052	30,008,593	15,577,143

Total	$86,222,501	$47,073,396	$83,341,983	$39,358,830

The tables below present sales information by product and geographic region for the three months ended March 31, 2003 and 2002.

Sales by Product

	Three Months Ended

	March 31, 2003	March 31, 2002

Digital Business Transport (DBT) / Total Reach ®	$7,875,762	$11,639,415
High-bit-rate Digital Subscriber Line (HDSL) / T1	37,648,118	45,055,896
Systems	40,698,621	26,646,672

Total	$86,222,501	$83,341,983

Sales by Geographic Region

	Three Months Ended

	March 31, 2003	March 31, 2002

United States	$82,932,340	$78,768,299
Foreign	3,290,161	4,573,684

Total	$86,222,501	$83,341,983

6.          LIABILITY FOR WARRANTY RETURNS

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

7.          STOCK-BASED COMPENSATION

ADTRAN applies APB Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations in accounting for its stock option plans. Had compensation cost for ADTRAN’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed in SFAS No. 123, Accounting for Stock-Based Compensation, net income and earnings per share would have been reduced to the pro forma amounts indicated below:

Pro Forma Net Income (Loss) & Earnings (Loss) Per Share

	Three Months Ended

	March 31, 2003	March 31, 2002

Net income – as reported	$10,538,895	$4,340,678
Less: stock-based compensation expense, net of tax	(4,787,600)	(7,146,533)

Net income (loss) – pro forma	$5,751,295	$(2,805,855)

Earnings per share
Basic-as reported	$0.28	$0.11
Basic-pro forma	$0.15	$(0.07)
Diluted-as reported	$0.27	$0.11
Diluted-pro forma	$0.15	$(0.07)

The pro forma amounts reflected above are not representative of the effects on reported net income in future years because, in general, the options granted typically do not vest for several years and additional awards are made each year. The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Weighted Average Assumptions

	Three Months Ended

	March 31, 2003	March 31, 2002

Dividend yield	0%	0%
Expected life (years)	5.00	4.21
Expected volatility	51.1%	49.6%
Risk-free interest rate	3.19%	3.30%

8.          RECENTLY ISSUED ACCOUNTING STANDARDS

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

In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which is effective for disposal or exit activities that are initiated after December 31, 2002. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). The statement requires that a liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred, except for liabilities for one-time termination benefits that are incurred over time. In the unusual circumstance in which fair value cannot be reasonably estimated, the liability shall be recognized initially in the period in which fair value can be reasonably estimated. SFAS No. 146 was implemented in the three months ended March 31, 2003 and had no impact on ADTRAN’s financial statements.

In 2002, ADTRAN adopted the requirements of FASB Interpretation No. 45, issued in November 2002, entitled “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. The Interpretation requires increased disclosure regarding the nature of the guarantee, including the approximate term of the guarantee, the events or circumstances that would require the guarantor to perform under the guarantee, and the maximum potential amount of payments that the guarantor could be required to make. Effective with 2003, a liability for the fair value of certain guarantees must be recorded. The adoption of the complete 2003 requirements of FASB Interpretation No. 45 is not expected to have a material impact on the consolidated financial statements of ADTRAN.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), the primary objective of which is to provide guidance on the identification of entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”). The adoption of FASB Interpretation No. 46 is not expected to have a material impact on the consolidated financial statements of the ADTRAN.

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

Sales increased this year compared to last year due to our strategy of increasing unit volume and market share through the introduction of succeeding generations of products having lower selling prices and increased functionality as compared to both the prior generation of a product and to the products of competitors. An important part of ADTRAN’s strategy is to engineer the reduction of the product cost of each succeeding product generation and then to lower the product’s selling price based on the cost savings achieved. As a part of this strategy, we seek in most instances to be a high-quality, low-cost provider of products in our markets. ADTRAN’s success to date is attributable in large measure to our ability to design our products initially with a view to their subsequent redesign, allowing both increased functionality and reduced manufacturing costs in each succeeding product generation. This strategy enables ADTRAN to sell succeeding generations of products to existing customers, while increasing our market share by selling these enhanced products to new customers.

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

Prior to accepting a new customer, we perform a detailed credit review of the customer. Credit limits are established for each new customer based on the results of this credit review. Payment terms are established for each new customer, and future collection experience is reviewed periodically in order to determine if the customer’s payment terms and credit limits need to be revised. We maintain allowances for doubtful accounts for losses resulting from the inability of our customers to make required payments. If the financial conditions of our customers were to deteriorate, resulting in an impairment of their ability to make payments, we may be required to make additional allowances. If circumstances change with regard to individual receivable balances that had previously been determined to be uncollectible (and for which a specific reserve had been established), a reduction in our allowance for doubtful accounts may be required. Our allowance for doubtful accounts was $2,472,655 and $2,471,732 at March 31, 2003 and December 31, 2002, respectively.

•

We carry our inventory at the lower of cost or market, with cost being determined using the first-in, first-out method. We use standard costs for material, labor, and manufacturing overhead to value our inventory. Our standard costs are rolled forward on a monthly basis. Therefore, our inventory costs approximate actual costs at the end of each reporting period. We write down our inventory for estimated obsolescence or unmarketable inventory by an amount equal to the cost of inventory or the estimated market value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, we may be required to make additional inventory write-downs. Our reserve for excess and obsolete inventory was $4,436,724 at March 31, 2003 and December 31, 2002.

•

The objective of our short-term investment policy is to preserve principal and maintain adequate liquidity with appropriate diversification, while emphasizing market returns on our monetary assets. The objective of our long-term investment policy is to emphasize total return; that is, the aggregate return from capital appreciation, dividend income, and interest income. This is achieved through investments with appropriate diversification in fixed and variable rate income, public equity, and private equity portfolios. During 2002 we changed our fixed income investment policy, shortening the maximum maturity from 15 years to five and a one-half years, with consistent dollar maturities, year-to-year. We have experienced significant volatility in the market prices of our publicly traded equity investments. These investments are recorded in the condensed consolidated balance sheets at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss), net of tax.

The ultimate realized value on these equity investments is subject to market price volatility until they are sold. We review our investment portfolio for potential “other-than-temporary” declines in value on an individual investment basis. We assess, on a quarterly basis, significant declines in value which may be considered other-than-temporary and, if necessary, recognize and record the appropriate charge to write down the carrying value of such investments. In making this assessment, we take into consideration a wide range of objective and subjective information, including but not limited to the following: the magnitude and duration of historical declines in market prices, credit rating activity, assessments of liquidity, public filings, and statements made by the issuer. We generally begin our identification of potential other-than-temporary impairments by reviewing any security with a market value that has declined from its original or adjusted cost basis by 25% for more than six months. We then evaluate the individual security based on the previously identified factors to determine the amount of the write-down, if any. Actual losses, if any, could ultimately differ from these estimates. Future adverse changes in market conditions or poor operating results of underlying investments could result in additional losses that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

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

RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

SALES
ADTRAN’s sales increased 3.5% from $83,341,983 in the three months ended March 31, 2002 to $86,222,501 in the three months ended March 31, 2003. The increase is primarily the result of increasing unit volume and market share gains in the Carrier Networks Division.  In particular, the increase in overall sales is attributable to an increase in sales of our Systems products, partially offset by decreased sales of our Digital Business Transport (DBT)/Total Reach®‚ and High-bit-rate Digital Subscriber Line (HDSL)/T1 products. The increase in Systems revenue is attributable to increasing sales of our Total Access 3000 broadband platform and sales of new products comprising access routers, DSLAMs and optical access products. Carrier Networks sales increased from $53,333,390 in the three months ended March 31, 2002 to $57,806,017 in the three months ended March 31, 2003.  Carrier Networks sales as a percentage of total sales increased from 64.0% in the three months ended March 31, 2002 to 67.0% in the three months ended March 31, 2003. Enterprise Networks sales decreased from $30,008,593 in the three months ended March 31, 2002 to $28,416,484 for the three months ended March 31, 2003. The decrease in Enterprise Networks sales is attributable to a decrease in CSU/ DSU sales. The CSU/DSU is a hardware unit that terminates T1 services at the enterprise location.  The industry has integrated the functionality of CSU/ DSU’s in integrated access devices and access routers thereby reducing the requirement for a standalone CSU/DSU.  Enterprise Networks sales as a percentage of total sales decreased from 36.0% for the three months ended March 31, 2002 to 33.0% for the three months ended March 31, 2003. Foreign sales decreased 28.1% from $4,573,684 in the three months ended March 31, 2002 to $3,290,161 in the three months ended March 31, 2003.  The decrease in foreign sales is attributable to market challenges in the Asia/ Pacific region.

COST OF SALES
Cost of sales decreased 11.0% from $43,983,153 in the three months ended March 31, 2002 to $39,149,105 in the three months ended March 31, 2003. The decrease in cost of sales quarter over quarter is primarily related to manufacturing efficiencies and the timing differences between the recognition of cost reductions and the lowering of product selling prices.  As a percentage of sales, cost of sales decreased from 52.8% in the three months ended March 31, 2002 to 45.4% in the three months ended March 31, 2003 and is primarily attributable to product cost reductions, in excess of sales price reductions, in the Carrier Networks Division. Carrier Networks cost of sales, as a percent of division sales, decreased from 55.4% in the three months ended March 31, 2002 to 46.1% in the three months ended March 31, 2003. Enterprise Networks cost of sales, as a percent of division sales, decreased from 48.1% in the three months ended March 31, 2002 to 43.9% in the three months ended March 31, 2003.

An important part of ADTRAN’s strategy is to reduce the product cost of each succeeding product generation and then to lower the product’s price based on the cost savings achieved. This strategy, as described above, sometimes results in variations in ADTRAN’s gross profit margin from quarter to quarter due to timing differences between the recognition of cost reductions and the lowering of product selling prices. In view of the rapid pace of new product introductions by ADTRAN, it is difficult to predict the gross margin for any particular financial period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses decreased 3.1% from $20,789,822 in the three months ended March 31, 2002 to $20,152,444 in the three months ended March 31, 2003. This decrease is primarily related to a reduction of bad debt expense. Selling, general and administrative expenses as a percentage of sales decreased from 24.9% in the three months ended March 31, 2002 to 23.4% in the three months ended March 31, 2003.

RESEARCH AND DEVELOPMENT EXPENSES
Research and development expenses increased 3.2% from $13,834,261 in the three months ended March 31, 2002 to $14,270,491 in the three months ended March 31, 2003. ADTRAN continually evaluates new product opportunities and engages in intensive research and product development efforts.  To date, ADTRAN has expensed all product research and development costs as incurred.  As a result, ADTRAN may incur significant research and development expenses prior to the receipt of revenues from a major new product group. As a percentage of sales, research and development expenses remained relatively constant at 16.6% in each of the three months ended March 31, 2002 and 2003. ADTRAN will continue to incur research and development expenses in connection with its new products and its expansion into international markets.  Research and development expenses as a percent of sales will fluctuate whenever there is a significant fluctuation in revenues during the periods being compared.

INTEREST INCOME
Interest income increased 20.5% from $2,048,132 in the three months ended March 31, 2002 to $2,467,929 in the three months ended March 31, 2003.  This increase is primarily related to an increase in fixed income investments and related investment income.

INTEREST EXPENSE
Interest expense decreased 4.4% from $690,283 in the three months ended March 31, 2002 to $659,722 in the three months ended March 31, 2003. This decrease is primarily related to a decrease in the interest rate on our $50,000,000 revenue bond.

NET REALIZED INVESTMENT GAINS
Net realized investment gains increased from $891 in the three months ended March 31, 2002 to $1,777 in the three months ended March 31, 2003.

OTHER INCOME (EXPENSE)
Other income (expense) increased $448,983 from ($64,767) in the three months ended March 31, 2002 to $384,216 in the three months ended March 31, 2003. This increase is primarily related to an increase in realized foreign currency gains and scrap material sales.

INCOME TAXES
Our effective tax rate increased slightly from 28.0% for the three months ended March 31, 2002 to 29.0% for the three months ended March 31, 2003. During the quarter ADTRAN resolved certain tax contingencies resulting in the reduction of the effective tax rate from 32% to 29%.

NET INCOME
As a result of the above factors, net income increased 142.8% from $4,340,678 in the three months ended March 31, 2002 to $10,538,895 in the three months ended March 31, 2003. As a percentage of sales, net income increased from 5.2% in the three months ended March 31, 2002 to 12.2% in the three months ended March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Fifty million dollars of the expansion of Phase III of our corporate headquarters was approved for participation in an incentive program offered by the Alabama State Industrial Development Authority (the “Authority”). The incentive program enables participating companies to generate Alabama corporate income tax credits that can be used to reduce the amount of Alabama corporate income taxes that would otherwise be payable. We cannot be certain that the state of Alabama will continue to make these corporate income tax credits available in the future, and therefore, we may not realize the full benefit of these incentives. Through March 31, 2003, the Authority had issued $50,000,000 of its taxable revenue bonds pursuant to the incentive program and loaned the proceeds from the sale of the bonds to ADTRAN. We are required to make payments to the Authority in the amounts necessary to pay the principal of and interest on the Authority’s Taxable Revenue Bond, Series 1995, as amended, currently outstanding in the aggregate principal amount of $50,000,000. The bond matures on January 1, 2020, and bears interest at the rate of 5%. Included in long-term investments is $50,000,000 of restricted funds, which is a collateral deposit against the principal of this bond.

ADTRAN’s working capital, which consists of current assets less current liabilities, increased 17.3% from $203,511,000 as of December 31, 2002 to $238,654,000 as of March 31, 2003. The quick ratio, defined as cash, cash equivalents, short-term investments, and net accounts receivable, divided by current liabilities, increased from 5.73 as of December 31, 2002 to 6.17 as of March 31, 2003. The current ratio, which is current assets divided by current liabilities, increased from 7.35 as of December 31, 2002 to 7.47 as of March 31, 2003. The increase in working capital and related ratios is primarily a result of shifting investments from long-term to short-term and ADTRAN’s ability to generate cash from operations.

ADTRAN has used, and expects to continue to use, the cash generated from operations for working capital and other general corporate purposes, including (i) product development activities to enhance its existing products and develop new products and (ii) expansion of sales and marketing activities.

Accounts receivable increased 26.6% from December 31, 2002 to March 31, 2003. Quarterly accounts receivable days sales outstanding increased 10 days from 41 days as of December 31, 2002 to 51 days as of March 31, 2003. This increase in accounts receivable and quarterly accounts receivable days sales outstanding is caused by seasonality. Inventory decreased 6.4% from $39,926,000 as of December 31, 2002 to $37,382,000 as of March 31, 2003. Quarterly inventory turnover increased from 3.93 turns as of December 31, 2002 to 4.05 turns as of March 31, 2003. The decrease in inventory is attributable to our continued efforts to streamline our production process, work closely and efficiently with our subcontractors, and increase manufacturing velocity.

Accounts payable increased 12.1% from December 31, 2002 to March 31, 2003. Accrued expenses increased 27.7% from December 31, 2002 to March 31, 2003. These increases are primarily related to the variations of timing of payments. Capital expenditures totaled approximately $984,000 and $294,000 for the three months ended March 31, 2003 and 2002, respectively. These expenditures were primarily used to purchase equipment.

In July 2001, the board of directors approved the repurchase of 2,000,000 shares of ADTRAN common stock. As of March 31, 2003, we had repurchased 1,676,552 shares of our common stock at a total cost of $31,747,000. No shares were purchased during the three months ended March 31, 2003.  During the three months ended March 31, 2003, ADTRAN issued 314,403 shares of treasury stock for $6,490,000 to accommodate employee stock option exercises.  During 2002 and 2001, ADTRAN issued 187,750 shares, and 36,670 shares, respectively, of treasury stock to accommodate employee stock option exercises.

At March 31, 2003, ADTRAN’s cash on hand of $138,678,000 and short-term investments of $39,566,000 placed our short-term liquidity in cash, cash equivalents and short-term investments at $178,244,000. At December 31, 2002, cash on hand was $125,092,000 and short-term investments were $19,747,000, which placed our short-term liquidity at $144,839,000.  This increase is attributable to shortening the maturity of ADTRAN’s investment portfolio and ADTRAN’s ability to generate cash from operations.

At March 31, 2003, ADTRAN’s long-term investments decreased by 9.9% to $158,865,000 from $176,331,000 at December 31, 2002. This decrease is attributable to shortening the maturity of ADTRAN’s investment portfolio by selling our longer-term fixed income investments and buying fixed income investments with shorter maturities. Long-term investments at March 31, 2003 and December 31, 2002 include a restricted balance of $50,000,000 related to the revenue bonds as discussed above. Additionally, ADTRAN has committed to invest an aggregate of $8,000,000 in two private equity funds, of which $962,459 has been invested to date. The duration of each of these commitments is five years with $3,000,000 expiring in 2005 and $5,000,000 expiring in 2007.

We intend to finance our operations in the future with cash flow from operations and our remaining borrowed taxable revenue bond proceeds. We believe these available sources of funds to be adequate to meet our operating and capital needs for the foreseeable future.

FORWARD LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a safe harbor for forward-looking statements made by or on behalf of ADTRAN.  ADTRAN and its representatives may from time to time make written or oral forward-looking statements, including statements contained in this report, our other filings with the Securities and Exchange Commission and in our reports to our stockholders.  Generally, the words, “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “may,” “could” and similar expressions identify forward-looking statements.  We caution you that any forward-looking statements made by or on our behalf are subject to uncertainties and other factors that could cause such statements to be wrong.  Some of these uncertainties and other factors are listed below.  They have been discussed in our most recent Form 10-K filed on March 20, 2003 with the SEC.  Though we have attempted to list comprehensively these important factors, we caution investors that other factors may prove to be important in the future in affecting our operating results.  New factors emerge from time to time, and it is not possible for us to predict all of these factors, nor can we assess the impact each factor or combination of factors may have on our business.

You are further cautioned not to place undue reliance on those forward-looking statements because they speak only of our views as of the date that the statements were made.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

•	We compete in markets that have become increasingly competitive, which may result in reduced gross profit margins and market share.
•	We depend heavily on sales to certain customers; the loss of any of these customers would significantly reduce our revenues and net income.
•	The lengthy approval process required by the RBOCs and other carriers could result in fluctuations in our revenues.
•	Consolidation in the competitive service provider market could result in a significant decrease in our revenue.
•	Increased sales volume in international markets could result in increased costs or loss of revenue due to factors inherent in these markets.
•	Our success depends on our ability to reduce the selling prices of succeeding generations of our products.
•	Our failure to adequately protect our intellectual property rights could adversely affect the development and commercialization of our products.
•	Our success depends on attracting and retaining key personnel.
•	Two stockholders own or may influence a significant amount of our common stock and may continue to have significant influence on our affairs.
•	The price of our common stock has been volatile and may continue to fluctuate substantially.

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

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(b)	No reports on Form 8-K were filed during the quarter ended March 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADTRAN, INC.
(Registrant)

Date: May 14, 2003	/s/ JAMES E. MATTHEWS

James E. Matthews Senior Vice President - Finance and Chief Financial Officer

CERTIFICATIONS

I, Mark C. Smith, Chairman of the Board and Chief Executive Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of ADTRAN, Inc.;

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

Date: May 14, 2003	/s/ MARK C. SMITH

Mark C. Smith Chairman of the Board and Chief Executive Officer

I, James E. Matthews, Senior Vice President – Finance and Chief Financial Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of ADTRAN, Inc.;

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

Date: May 14, 2003	/s/ JAMES E. MATTHEWS

James E. Matthews Senior Vice President – Finance and Chief Financial Officer