Form 10-Q
period 2003-06-30
ADTRAN INC
filed 2003-08-14
CIK 926282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date:

Class Common Stock, $.01 Par Value	Outstanding at July 31, 2003 38,607,062 shares

ADTRAN, INC.

Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2003

SIGNATURE	26

EXHIBIT INDEX

P ART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ADTRAN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2003	December 31, 2002

	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$126,645,119	$125,092,393
Short-term investments	21,582,788	19,747,205
Accounts receivable, less allowance for doubtful accounts of $2,472,655 and $2,471,732 at June 30, 2003 and December 31, 2002, respectively	50,986,080	38,882,390
Other receivables	2,921,778	4,459,734
Inventory, net	39,313,898	39,926,384
Prepaid expenses	2,106,829	2,649,039
Deferred tax assets	4,117,989	4,799,390

Total current assets	247,674,481	235,556,535
Property, plant and equipment, less accumulated depreciation of $92,809,100 and $85,094,881 at June 30, 2003 and December 31, 2002, respectively	100,830,329	106,173,833
Other assets	487,603	469,000
Deferred tax assets	3,362,149	2,682,464
Long-term investments	216,525,118	176,330,988

Total assets	$568,879,680	$521,212,820

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,542,071	$17,788,964
Accrued expenses	9,359,295	8,449,617
Income taxes payable	2,296,876	5,806,883

Total current liabilities	31,198,242	32,045,464
Long term liabilities:
Bonds payable	50,000,000	50,000,000
Deferred tax liabilities	6,122,516	3,955,229

Total liabilities	87,320,758	86,000,693

Stockholders’ equity:
Common stock, par value $0.01 per share, 200,000,000 shares authorized: 39,445,198 shares issued at June 30, 2003 and December 31, 2002	394,452	394,452
Additional paid-in capital	99,850,159	96,982,075
Accumulated other comprehensive income	5,255,340	3,096,669
Retained earnings	397,927,648	375,009,894
Less treasury stock at cost: 1,108,862 and 2,062,621 shares at June 30, 2003 and December 31, 2002, respectively	(21,868,677)	(40,270,963)

Total stockholders’ equity	481,558,922	435,212,127

Total liabilities and stockholders’ equity	$568,879,680	$521,212,820

See notes to condensed consolidated financial statements

ADTRAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Sales	$90,437,013	$85,784,365	$176,659,514	$169,126,348
Cost of sales	40,737,154	44,161,128	79,886,259	88,144,281

Gross profit	49,699,859	41,623,237	96,773,255	80,982,067
Selling, general and administrative expenses	20,346,033	20,275,908	40,498,477	41,065,730
Research and development expenses	13,638,856	14,637,503	27,909,347	28,471,764

Operating income	15,714,970	6,709,826	28,365,431	11,444,573
Interest income	2,178,087	2,174,275	4,646,016	4,222,407
Interest expense	(659,722)	(624,725)	(1,319,444)	(1,315,008)
Net realized investment gain (loss)	224,675	(1,365,136)	226,452	(1,364,285)
Other income (expense), net	504,301	(107,564)	888,517	(172,291)

Income before provision for income taxes	17,962,311	6,786,676	32,806,972	12,815,396
Provision for income taxes	(5,583,451)	(1,820,095)	(9,889,217)	(3,508,137)

Net income	$12,378,860	$4,966,581	$22,917,755	$9,307,259

Weighted average shares outstanding	38,018,429	38,250,390	37,808,953	38,186,350

Weighted average shares outstanding assuming dilution (1)	39,949,456	38,302,779	39,509,393	38,285,866

Earnings per common share – basic	$0.33	$0.13	$0.61	$0.24

Earnings per common share – assuming dilution (1)	$0.31	$0.13	$0.58	$0.24

(1)	Assumes exercise of dilutive stock options calculated under the treasury stock method

See notes to condensed consolidated financial statements

ADTRAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,

	2003	2002

Cash flows from operating activities:
Net income	$22,917,755	$9,307,259
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,722,146	8,406,483
Gain on sale of short-term investments	—	(41,667)
(Gain) loss on sale of long-term investments	(226,451)	70,562
Loss on sale of property, plant and equipment	4,481	68,095
Write-down of equity securities	—	1,336,242
Deferred income taxes	312,956	—
Changes in operating assets and liabilities:
Accounts receivable, net	(12,103,690)	11,263,978
Other receivables	1,537,957	3,931,334
Inventory, net	612,486	15,605,182
Prepaid expenses and other assets	523,606	1,028,633
Accounts payable	1,753,106	3,069,312
Accrued expenses	909,677	574,758
Income taxes payable	(3,510,007)	1,415,128

Net cash provided by operating activities	20,454,022	56,035,299

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,390,123)	(1,453,402)
Proceeds from disposition of property, plant and equipment	7,000	—
Proceeds from sales of short-term investments	5,597,846	12,570,200
Purchases of short-term investments	(7,433,429)	(11,529,929)
Proceeds from sales of long-term investments	49,210,980	14,781,855
Purchases of long-term investments	(85,365,120)	(70,300,400)

Net cash used in investing activities	(40,372,846)	(55,931,676)

Cash flows from financing activities:
Proceeds from stock option exercises	21,270,370	473,403
Purchase of treasury stock	—	(7,375,790)

Net cash provided by (used in) financing activities	21,270,370	(6,902,387)

Net increase (decrease) in cash and cash equivalents	1,351,546	(6,798,765)
Effect of exchange rate changes	201,180	—
Cash and cash equivalents, beginning of period	125,092,393	81,280,409

Cash and cash equivalents, end of period	$126,645,119	$74,481,644

See notes to condensed consolidated financial statements

ADTRAN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of ADTRAN, Inc. (“ADTRAN”) have been prepared pursuant to the rules and regulations for reporting on Quarterly Reports on Form 10-Q. Accordingly, certain information and notes required by generally accepted accounting principles for complete financial statements are not included herein. In the opinion of management, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected to occur for the year ending December 31, 2003. The interim statements should be read in conjunction with the financial statements and notes thereto included in ADTRAN’s latest Annual Report on Form 10-K.

2.	INVENTORY

At June 30, 2003 and December 31, 2002, inventory consisted of the following:

	June 30, 2003	December 31, 2002

Raw materials	$24,782,816	$23,258,717
Work in progress	3,401,070	2,839,380
Finished goods	15,346,666	18,265,011
Inventory reserve	(4,216,654)	(4,436,724)

Inventory, net	$39,313,898	$39,926,384

3.	COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consists of net income, unrealized gains and losses on marketable securities (net of deferred taxes) and unrealized foreign currency translation adjustments (net of deferred taxes). Comprehensive income of $25,076,426 for the six months ended June 30, 2003, consists of net income of $22,917,755, unrealized gains on marketable securities of $1,957,491 (net of deferred taxes) and unrealized foreign currency translation gains of $201,180 (net of deferred taxes). Comprehensive loss of $1,659,879 for the six months ended June 30, 2002, consists of net income of $9,307,259 and unrealized losses on marketable securities of $10,967,138 (net of deferred taxes).

4.	EARNINGS PER SHARE

A summary of the calculation of basic and diluted earnings per share (EPS) for the three and six months ended June 30, 2003 and 2002 is as follows:

	For the Three Months Ended June 30, 2003

	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Basic EPS
Income available to common stockholders	$12,378,860	38,018,429	$0.33
Effect of Dilutive Securities
Stock Options		1,931,027
Diluted EPS
Income available to common stockholders plus assumed conversions	$12,378,860	39,949,456	$0.31

	For the Six Months Ended June 30, 2003

	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Basic EPS
Income available to common stockholders	$22,917,755	37,808,953	$0.61
Effect of Dilutive Securities
Stock Options		1,700,440
Diluted EPS
Income available to common stockholders plus assumed conversions	$22,917,755	39,509,393	$0.58

	For the Three Months Ended June 30, 2002

	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Basic EPS
Income available to common stockholders	$4,966,581	38,250,390	$0.13
Effect of Dilutive Securities
Stock Options		52,389
Diluted EPS
Income available to common stockholders plus assumed conversions	$4,966,581	38,302,779	$0.13

	For the Six Months Ended June 30, 2002

	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Basic EPS
Income available to common stockholders	$9,307,259	38,186,350	$0.24
Effect of Dilutive Securities
Stock Options		99,516
Diluted EPS
Income available to common stockholders plus assumed conversions	$9,307,259	38,285,866	$0.24

5.	Segment Information

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

The table below presents information about the reported sales and gross profit of ADTRAN’s segments for the three and six months ended June 30, 2003 and 2002. Asset information by reportable segment is not reported, since ADTRAN does not produce such information internally.

	Three Months Ended June 30, 2003		Six Months Ended June 30, 2003

	Sales	Gross Profit	Sales	Gross Profit

Carrier Networks	$62,105,478	$33,055,376	$119,911,495	$64,189,720
Enterprise Networks	28,331,535	16,644,483	56,748,019	32,583,535

Total	$90,437,013	$49,699,859	$176,659,514	$96,773,255

	Three Months Ended June 30, 2002		Six Months Ended June 30, 2002

	Sales	Gross Profit	Sales	Gross Profit

Carrier Networks	$53,063,870	$23,843,645	$106,397,261	$47,625,341
Enterprise Networks	32,720,495	17,779,592	62,729,087	33,356,726

Total	$85,784,365	$41,623,237	$169,126,348	$80,982,067

The tables below present sales information by geographic region for the three and six months ended June 30, 2003 and 2002.

Sales by Geographic Region

	Three Months Ended

	June 30, 2003	June 30, 2002

United States	$85,298,819	$80,699,522
Foreign	5,138,194	5,084,843

Total	$90,437,013	$85,784,365

	Six Months Ended

	June 30, 2003	June 30, 2002

United States	$168,231,159	$159,467,821
Foreign	8,428,355	9,658,527

Total	$176,659,514	$169,126,348

Sales by Product

To provide additional insight into the trends of all HDSL related revenues, ADTRAN has re-categorized sales of our HDSL based Total Access 3000 broadband platform. Sales from this product line, which had previously been reported within the Systems category, are now included in the HDSL/ T1 category. The HDSL/ T1 category now comprises all revenue from HDSL related carrier products and T1 CSU/DSU enterprise products. The Systems category now includes revenue from Total Access narrow band products, M-13 multiplexers, integrated access devices and new products comprising NetVanta routers, internet security products, DSLAM products, and optical access products.

The tables below present re-categorized sales information by product for the three and six months ended June 30, 2002 and 2003.

	Three Months Ended

	June 30, 2003	June 30, 2002

DBT / Total Reach®	8,345,179	11,091,779
HDSL / T1	43,335,486	48,551,484
Systems	38,756,348	26,141,102

Total	$90,437,013	$85,784,365

	Six Months Ended

	June 30, 2003	June 30, 2002

DBT / Total Reach®	$16,220,941	$22,731,194
HDSL / T1	90,982,189	97,026,690
Systems	69,456,384	49,368,464

Total	$176,659,514	$169,126,348

The tables below present re-categorized sales information by product by quarter for the last ten quarters.

	Three Months Ended

	March 31 2003	June 30 2003

DBT / Total Reach®	$7,875,762	8,345,179
HDSL / T1	47,646,703	43,335,486
Systems	30,700,036	38,756,348

Total	$86,222,501	$90,437,013

	Three Months Ended

	March 31 2002	June 30 2002	September 30 2002	December 31 2002

DBT / Total Reach®	$11,639,415	11,091,779	$11,011,651	$11,188,815
HDSL / T1	48,475,206	48,551,484	49,243,817	50,621,712
Systems	23,227,362	26,141,102	27,924,994	26,607,986

Total	$83,341,983	$85,784,365	$88,180,462	$88,418,513

	Three Months Ended

	March31 2001	June 30 2001	September 30 2001	December 31 2001

DBT / Total Reach®	$27,340,664	22,816,567	$19,384,701	$17,252,250
HDSL / T1	55,969,664	48,716,253	48,027,909	48,204,676
Systems	21,965,420	25,665,053	28,100,450	23,637,081

Total	$105,275,748	$97,197,873	$95,513,060	$89,094,007

6.	LIABILITY FOR WARRANTY RETURNS

ADTRAN’s products generally include warranties of one to 10 years for product defects. ADTRAN accrues for warranty returns at the cost to repair or replace the defective products at the time revenue is recognized. ADTRAN engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers. Our warranty obligation is affected by product failure rates, material usage and other rework costs incurred in correcting a product failure. The liability for warranty returns totaled $1,684,429 and $1,384,429 at June 30, 2003 and December 31, 2002, respectively. These liabilities are included in accrued expenses in the accompanying balance sheets.

	Balance at January 1, 2003	Accruals for the period	Deductions for the period	Balance at June 30, 2003

Warranty liability	$1,384,429	$636,826	$336,826	$1,684,429

7.	STOCK-BASED COMPENSATION

ADTRAN applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plans. Had compensation cost for ADTRAN’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed in SFAS No. 123, Accounting for Stock-Based Compensation, net income and earnings per share would have been reduced to the pro forma amounts indicated below:

Pro Forma Net Income (Loss) & Earnings (Loss) Per Share

	Three Months Ended

	June 30, 2003	June 30, 2002

Net income – as reported	$12,378,860	$4,966,581
Add: stock-based compensation expense included in reported net income, net of tax	0	0
Less: stock-based compensation expense, net of tax	(4,824,414)	(4,644,715)

Net income – pro forma	$7,554,446	$321,866

Earnings per share
Basic-as reported	$0.33	$0.13
Basic-pro forma	$0.20	$0.01
Diluted-as reported	$0.31	$0.13
Diluted-pro forma	$0.19	$0.01

	Six Months Ended

	June 30, 2003	June 30, 2002

Net income – as reported	$22,917,755	$9,307,259
Add: stock-based compensation expense included in reported net income, net of tax	0	0
Less: stock-based compensation expense, net of tax	(9,612,014)	(11,791,248)

Net income (loss) – pro forma	$13,305,741	$(2,483,989)

Earnings (loss) per share
Basic-as reported	$0.61	$0.24
Basic-pro forma	$0.35	($0.07)
Diluted-as reported	$0.58	$0.24
Diluted-pro forma	$0.34	($0.06)

The pro forma amounts reflected above are not representative of the effects on reported net income in future years because, in general, the options granted typically do not vest for several years and additional awards are made each year. The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Weighted Average Assumptions

	Three Months Ended		Six Months Ended

	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Dividend yield	0%	0%	0%	0%
Expected life (years)	5.00	4.21	5.00	4.21
Expected volatility	51.1%	49.6%	51.1%	49.6%
Risk-free interest rate	3.20	3.30	4.79	3.19

8.	STOCK OPTION EXERCISES

ADTRAN issued 953,759 shares of treasury stock to fulfill stock option exercises during the six months ended June 30, 2003. The stock options had exercise prices ranging from $3.33 to $48.21. ADTRAN received proceeds totaling $21,270,370 from the exercise of these stock options during the six months ended June 30, 2003.

9.	RECENTLY ISSUED ACCOUNTING STANDARDS

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

In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which is effective for disposal or exit activities that are initiated after December 31, 2002. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). The statement requires that a liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred, except for liabilities for one-time termination benefits that are incurred over time. In the unusual circumstance in which fair value cannot be reasonably estimated, the liability shall be recognized initially in the period in which fair value can be reasonably estimated. SFAS No. 146 was implemented in the three months ended March 31, 2003 and had no material impact on ADTRAN’s financial statements for the three and six months ended June 30, 2003.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). SFAS 150 establishes how an issuer classifies and measures certain free standing financial instruments with characteristics of both liabilities and equity and requires that such instruments be classified as liabilities. SFAS 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 for those existing financial instruments subject to its provisions. ADTRAN has not entered into any financial instruments within the scope of SFAS 150 since May 31, 2003. Accordingly, SFAS No. 150 had no material impact on ADTRAN’S financial statements for the three months ended June 30, 2003.

In 2002, ADTRAN adopted the requirements of FASB Interpretation No. 45, issued in November 2002, entitled “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. The Interpretation requires increased disclosure regarding the nature of the guarantee, including the approximate term of the guarantee, the events or circumstances that would require the guarantor to perform under the guarantee, and the maximum potential amount of payments that the guarantor could be required to make. Effective for 2003, a liability for the fair value of certain guarantees must be recorded. The adoption of the complete 2003 requirements of FASB Interpretation No. 45 had no impact on the consolidated financial statements of ADTRAN.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), the primary objective of which is to provide guidance on the identification of entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”). The adoption of FIN 46 did not have an impact on the consolidated financial statements of ADTRAN.

10.	SUBSEQUENT EVENT

On July 14, 2003 the board of directors declared a special and quarterly cash dividend of $2.00 and $0.15 per common share, respectively, to be paid to holders of record at the close of business on July 31, 2003. The payment date of the special and second quarter dividend will be August 29, 2003. The special and second quarter dividend payment will be approximately $77,000,000 and $6,000,000, respectively. The board of directors presently anticipates that it will declare a regular quarterly dividend so long as the present tax treatment of dividends exists and adequate levels of liquidity are maintained.

ITEM 2.	M ANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

ADTRAN designs, develops, manufactures, markets, and services a broad range of high-speed network access products utilized by providers of telecommunications services and corporate end-users. We currently sell our products to a large number of carriers, including all Regional Bell Operating Companies (RBOCs), and to private and public enterprises worldwide.

Sales increased this year compared to last year due to our strategy of increasing unit volume and market share through the introduction of new products and succeeding generations of products having lower selling prices and increased functionality as compared to both the prior generation of a product and to the products of competitors. An important part of ADTRAN’s strategy is to reduce the cost of each succeeding product generation and then to lower the product’s selling price based on the cost savings achieved. As a part of this strategy, we seek in most instances to be a high-quality, low-cost provider of products in our markets. ADTRAN’s success to date is attributable in large measure to our ability to design our products initially with a view to their subsequent redesign, allowing both increased functionality and reduced manufacturing costs in each succeeding product generation. This strategy enables ADTRAN to sell succeeding generations of products to existing customers, while increasing our market share by selling these enhanced products to new customers.

Our sales and earnings increased sequentially from the first quarter of 2003 and on a year-over-year basis. The increase in sales and earnings is attributable to an increase in our Carrier Networks business and specifically an increase in sales of our Systems products. The continuing increase in Systems revenue is primarily attributable to increasing sales of new products comprised of DSLAMs, optical access products and access routers. The year-over-year decrease in HDSL/ T1 revenue is primarily attributable to declining T1 CSU/ DSU sales partially offset by increasing sales of our HDSL based Total Access 3000 broadband platform. The sequential decrease in HDSL/ T1 revenue from first quarter of 2003 to the second quarter of 2003 is primarily attributable to a decrease in sales to one competitive services provider.

Our operating results have fluctuated on a quarterly basis in the past, and operating results may vary significantly in future periods due to a number of factors. We normally operate with very little order backlog. A majority of our sales in each quarter result from orders booked in that quarter and firm purchase orders released in that quarter by customers under agreements containing non-binding purchase commitments. Furthermore, a majority of customers typically require prompt delivery of products. This results in a limited backlog of orders for these products and requires us to maintain sufficient inventory levels to satisfy anticipated customer demand. If near-term demand for ADTRAN’s products declines, or if potential sales in any quarter do not occur as anticipated, our financial results could be adversely affected. Operating expenses are relatively fixed in the short term; therefore, a shortfall in quarterly revenues could significantly impact ADTRAN’s financial results in a given quarter. Further, maintaining sufficient inventory levels to assure prompt delivery of our products increases the amount of inventory which may become obsolete and increases the risk that the obsolescence of such inventory may have an adverse effect on our business and operating results.

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

Prior to accepting a new customer, we perform a detailed credit review of the customer. Credit limits are established for each new customer based on the results of this credit review. Payment terms are established for each new customer, and future collection experience is reviewed periodically in order to determine if the customer’s payment terms and credit limits need to be revised. We maintain allowances for doubtful accounts for losses resulting from the inability of our customers to make required payments. If the financial conditions of our customers were to deteriorate, resulting in an impairment of their ability to make payments, we may be required to make additional allowances. If circumstances change with regard to individual receivable balances that had previously been determined to be uncollectible (and for which a specific reserve had been established), a reduction in our allowance for doubtful accounts may be required. Our allowance for doubtful accounts was $2,472,655 and $2,471,732 at June 30, 2003 and December 31, 2002, respectively.

•	We carry our inventory at the lower of cost or market, with cost being determined using the first-in, first-out method. We use standard costs for material, labor, and manufacturing overhead to value our inventory. Our standard costs are updated on a monthly basis. Therefore, our inventory costs approximate current costs at the end of each reporting period. We write down our inventory for estimated obsolescence or unmarketable inventory by an amount equal to the cost of inventory or the estimated market value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, we may be required to make additional inventory write-downs. Our reserve for excess and obsolete inventory was $4,216,654 and $4,436,724 at June 30, 2003 and December 31, 2002, respectively.

•	The objective of our short-term investment policy is to preserve principal and maintain adequate liquidity with appropriate diversification, while emphasizing market returns on our monetary assets. The objective of our long-term investment policy is to emphasize total return; that is, the aggregate return from capital appreciation, dividend income and interest income. This is achieved through investments with appropriate diversification in fixed and variable rate income, public equity, and private equity portfolios. During 2002 we changed our fixed income investment policy, shortening the maximum maturity from 15 years to five and one-half years, with consistent dollar maturities, year-to-year. We have experienced significant volatility in the market prices of our publicly traded equity investments. These investments are recorded in the condensed consolidated balance sheets at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income, net of tax.

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

RESULTS OF OPERATIONS – THREE AND SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2002

SALES

ADTRAN’s sales increased 5.4% from $85,784,365 in the three months ended June 30, 2002 to $90,437,013 in the three months ended June 30, 2003. Sales increased 4.5% from $169,126,348 in the six months ended June 30, 2002 to $176,659,514 in the six months ended June 30, 2003. The increase is primarily the result of increasing unit volume and market share gains in the Carrier Networks Division. In particular, the increase in overall sales is attributable to an increase in sales of our Systems products, partially offset by decreased sales of our Digital Business Transport (DBT)/Total Reach® and High-bit-rate Digital Subscriber Line (HDSL)/T1 products. The increase in Systems revenue is attributable to sales of new products comprised of DSLAMs, optical access products and access routers.

Carrier Networks sales increased 17.0% from $53,063,870 in the three months ended June 30, 2002 to $62,105,478 in the three months ended June 30, 2003 and increased 12.7% from $106,397,261 in the six months ended June 30, 2002 to $119,911,495 in the six months ended June 30, 2003. Carrier Networks sales as a percentage of total sales increased from 61.9% in the three months ended June 30, 2002 to 68.7% in the three months ended June 30, 2003 and increased from 62.9% in the six months ended June 30, 2002 to 67.9% in the six months ended June 30, 2003.

Enterprise Networks sales decreased 13.4% from $32,720,495 in the three months ended June 30, 2002 to $28,331,535 in the three months ended June 30, 2003 and decreased 9.5% from $62,729,087 in the six months ended June 30, 2002 to $56,748,019 in the six months ended June 30, 2003. The decrease in Enterprise Networks sales is attributable to a decrease in CSU/ DSU sales, which is a hardware unit that terminates T1 services at the enterprise location. The industry has integrated the functionality of CSU/ DSU’s into access routers thereby reducing the requirement for a standalone CSU/DSU. Enterprise Networks sales as a percentage of total sales decreased from 38.1% for the three months ended June 30, 2002 to 31.3% for the three months ended June 30, 2003 and decreased from 37.1% for the six months ended June 30, 2002 to 32.1% for the six months ended June 30, 2003.

Foreign sales increased 1.1% from $5,084,843 in the three months ended June 30, 2002 to $5,138,194 in the three months ended June 30, 2003 and decreased 12.7% from $9,658,527 in the six months ended June 30, 2002 to $8,428,355 in the six months ended June 30, 2003. The decrease in foreign sales is attributable to market challenges in the Asia/ Pacific region.

COST OF SALES

Cost of sales decreased 7.8% from $44,161,128 in the three months ended June 30, 2002 to $40,737,154 in the three months ended June 30, 2003 and decreased 9.4% from $88,144,281 in the six months ended June 30, 2002 to $79,886,259 in the six months ended June 30, 2003. The decrease in cost of sales quarter over quarter is primarily related to manufacturing efficiencies, the timing differences between the recognition of cost reductions and the lowering of product selling prices and the sales of higher margin new products.

As a percentage of sales, cost of sales decreased from 51.5% in the three months ended June 30, 2002 to 45.0% in the three months ended June 30, 2003 and decreased from 52.1% in the six months ended June 30, 2002 to 45.2% in the six months ended June 30,

2003. This decrease in cost of sales as a percentage of sales is primarily attributable to product cost reductions, in excess of sales price reductions, in the Carrier Networks Division.

Carrier Networks cost of sales, as a percent of division sales, decreased from 55.1% in the three months ended June 30, 2002 to 46.8% in the three months ended June 30, 2003 and decreased from 55.2% in the six months ended June 30, 2002 to 46.5% in the six months ended June 30, 2003. Enterprise Networks cost of sales, as a percent of division sales, decreased from 45.7% in the three months ended June 30, 2002 to 41.3% in the three months ended June 30, 2003 and decreased from 46.8% in the six months ended June 30, 2002 to 42.6% in the six months ended June 30, 2003.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased 0.3% from $20,275,908 in the three months ended June 30, 2002 to $20,346,033 in the three months ended June 30, 2003 and decreased 1.4% from $41,065,730 in the six months ended June 30, 2002 to $40,498,477 in the six months ended June 30, 2003. Selling, general and administrative expenses as a percentage of sales decreased from 23.6% in the three months ended June 30, 2002 to 22.5% in the three months ended June 30, 2003 and decreased from 24.3% in the six months ended June 30, 2002 to 22.9% in the six months ended June 30, 2003. The decrease in selling, general and administrative expenses as a percent of sales is due to our continued control of discretionary spending. Selling, general and administrative expenses as a percent of sales will fluctuate whenever there is a significant fluctuation in revenues during the periods being compared.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses decreased 6.8% from $14,637,503 in the three months ended June 30, 2002 to $13,638,856 in the three months ended June 30, 2003 and decreased 2.0% from $28,471,764 in the six months ended June 30, 2002 to $27,909,347 in the six months ended June 30, 2003. As a percentage of sales, research and development expenses decreased from 17.1% in the three months ended June 30, 2002 to 15.1% in the three months ended June 30, 2003 and decreased from 16.8% in the six months ended June 30, 2002 to 15.8% in the six months ended June 30, 2003. The decrease in research and development expenses as a percent of sales is due to our continued control of discretionary spending. Research and development expenses as a percent of sales will fluctuate whenever there is a significant fluctuation in revenues during the periods being compared.

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

INTEREST INCOME

Interest income increased 0.2% from $2,174,275 in the three months ended June 30, 2002 to $2,178,087 in the three months ended June 30, 2003 and increased 10.0% from $4,222,407 in the six months ended June 30, 2002 to $4,646,016 in the six months ended June 30, 2003. This increase is primarily related to an increase in fixed income investments and related investment income.

INTEREST EXPENSE

Interest expense increased 5.6% from $624,725 in the three months ended June 30, 2002 to $659,722 in the three months ended June 30, 2003 and increased 0.3% from $1,315,008 in the six months ended June 30, 2002 to $1,319,444 in the six months ended June 30, 2003. This increase is primarily related to an increase in the interest rate on our $50,000,000 revenue bond.

NET REALIZED INVESTMENT GAIN (LOSS)

Net realized investment gain (loss) increased from a net loss of ($1,365,136) in the three months ended June 30, 2002 to a net gain of $224,675 in the three months ended June 30, 2003 and increased from a net loss of ($1,364,285) in the six months ended June 30, 2002 to a net gain of $226,452 in the six months ended June 30, 2003. This increase is primarily related to the other-than-temporary investment impairment that was recognized in the second quarter of 2002. We assess, on a quarterly basis, significant declines in value which may be considered other-than-temporary and, if necessary, recognize and record the appropriate charge to write down the carrying value of such investments. Accordingly, during the second quarter of 2002, we recorded $1,336,242 of other-than-temporary investment impairment charges related to four equity security investments.

OTHER INCOME (EXPENSE)

Other income (expense) increased $611,865 from ($107,564) in the three months ended june 30, 2002 to $504,301 in the three months ended june 30, 2003 and increased $1,060,808 from ($172,291) in the six months ended june 30, 2002 to $888,517 in the six months ended june 30, 2003. This increase is primarily related to an increase in realized foreign currency gains and scrap material sales.

INCOME TAXES

Our net effective tax rate increased from 26.8% in the three months ended June 30, 2002 to 31.1% in the three months ended June 30, 2003 and increased from 27.4% in the six months ended June 30, 2002 to 30.1% in the six months ended June 30, 2003. This increase is primarily related to a higher mix of taxable income and lower research and development tax credits as a percent of taxable income. During the six months ended June 30, 2003, ADTRAN resolved certain tax contingencies resulting in the reduction of our effective tax rate from 32% to 30.1%.

NET INCOME

As a result of the above factors, net income increased 149.2% from $4,966,581 in the three months ended June 30, 2002 to $12,378,860 in the three months ended June 30, 2003 and increased 146.2% from $9,307,259 in the six months ended June 30, 2002 to $22,917,755 in the six months ended June 30, 2003. As a percentage of sales, net income increased from 5.8% in the three months ended June 30, 2002 to 13.7% in the three months ended June 30, 2003 and increased from 5.5% in the six months ended June 30, 2002 to 13.0% in the six months ended June 30, 2003.

Liquidity and Capital Resources

Fifty million dollars of the expansion of Phase III of our corporate headquarters was approved for participation in an incentive program offered by the Alabama State Industrial Development Authority (the “Authority”). The incentive program enables participating companies to generate Alabama corporate income tax credits that can be used to reduce the amount of Alabama corporate income taxes that would otherwise be payable. We cannot be certain that the state of Alabama will continue to make these corporate income tax credits available in the future, and therefore, we may not realize the full benefit of these incentives. Through June 30, 2003, the Authority had issued $50,000,000 of its taxable revenue bonds pursuant to the incentive program and loaned the proceeds from the sale of the bonds to ADTRAN. We are required to make payments to the Authority in the amounts necessary to pay the principal of and interest on the Authority’s Taxable Revenue Bond, Series 1995, as amended, currently outstanding in the aggregate principal amount of $50,000,000. The bond matures on January 1, 2020, and bears interest at the rate of 5%. Included in long-term investments is $50,000,000 of restricted funds, which is a collateral deposit against the principal amount of this bond.

On July 14, 2003 the board of directors declared a special and quarterly cash dividend of $2.00 and $0.15 per common share, respectively, to be paid to holders of record at the close of business on July 31, 2003. The payment date of the special and second quarter dividend will be August 29, 2003. The special and second quarter dividend payment will be approximately $77,000,000 and $6,000,000, respectively. The board of directors presently anticipates that it will declare a regular quarterly dividend so long as the present tax treatment of dividends exists and adequate levels of liquidity are maintained.

ADTRAN’s working capital, which consists of current assets less current liabilities, increased 6.4% from $203,511,000 as of December 31, 2002 to $216,476,000 as of June 30, 2003. The quick ratio, defined as cash, cash equivalents, short-term investments, and net accounts receivable, divided by current liabilities, increased from 5.73 as of December 31, 2002 to 6.39 as of June 30, 2003. The current ratio, defined as current assets divided by current liabilities, increased from 7.35 as of December 31, 2002 to 7.94 as of June 30, 2003. The increase in working capital and related liquidity ratios is primarily a result of an increase in accounts receivable.

ADTRAN has used, and expects to continue to use, the cash generated from operations for working capital, dividend payments and other general corporate purposes, including (i) product development activities to enhance its existing products and develop new products and (ii) expansion of sales and marketing activities.

Accounts receivable increased 31.1% from December 31, 2002 to June 30, 2003. Quarterly accounts receivable days sales outstanding increased 10 days from 41 days as of December

31, 2002 to 51 days as of June 30, 2003. This increase in accounts receivable and quarterly accounts receivable days sales outstanding is caused by seasonality in our business. Inventory decreased 1.5% from $39,926,000 as of December 31, 2002 to $39,314,000 as of June 30, 2003. Quarterly inventory turnover increased from 3.93 turns as of December 31, 2002 to 4.25 turns as of June 30, 2003. The increase in inventory turnover is attributable to our continued efforts to streamline our production process, work closely and efficiently with our subcontractors, and increase manufacturing velocity.

Accounts payable increased 9.9% from December 31, 2002 to June 30, 2003. Accrued expenses increased 10.8% from December 31, 2002 to June 30, 2003. These increases are primarily related to the variations of timing of payments, increased business activity and a $300,000 increase in our warranty reserve related to the expanding base of ADTRAN products in the field under warranty. Capital expenditures totaled approximately $2,390,123 and $1,453,402 for the six months ended June 30, 2003 and 2002, respectively. These expenditures were primarily used to purchase equipment.

In July 2001, the board of directors approved the repurchase of 2,000,000 shares of ADTRAN common stock. As of June 30, 2003, we had repurchased 1,676,552 shares of our common stock at a total cost of $31,747,000. No shares were purchased during the six months ended June 30, 2003. ADTRAN issued 639,356 shares of treasury stock for $14,780,000 during the three months ended June 30, 2003 and issued 953,759 shares of treasury stock for $21,270,000 during the six months ended June 30, 2003, to accommodate employee stock option exercises. During 2002, ADTRAN issued 187,750 shares of treasury stock to accommodate employee stock option exercises.

At June 30, 2003, ADTRAN’s cash on hand of $126,645,000 and short-term investments of $21,583,000 placed our short-term liquidity in cash, cash equivalents and short-term investments at $148,228,000. At December 31, 2002, cash on hand was $125,092,000 and short-term investments were $19,747,000, which placed our short-term liquidity at $144,839,000. This increase is attributable to shortening the maturity of ADTRAN’s investment portfolio and ADTRAN’s ability to generate cash from operations.

At June 30, 2003, ADTRAN’s long-term investments increased by 22.8% to $216,525,000 from $176,331,000 at December 31, 2002. This increase is primarily attributable to the investment of proceeds from stock option exercises and ADTRAN’s ability to generate cash from operations. Long-term investments at June 30, 2003 and December 31, 2002 include a restricted balance of $50,000,000 related to our revenue bonds as discussed above. Additionally, ADTRAN has committed to invest an aggregate of $7,850,000 in two private equity funds, of which $1,334,000 has been invested to date. The duration of each of these commitments is five years with $2,850,000 expiring in 2005 and $5,000,000 expiring in 2007.

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

The following are some of the risks that could affect our financial performance or could cause actual results to differ materially from those expressed or implied in our forward-looking statements:

•	We must continue to update and improve our products and develop new products in order to compete and to keep pace with improvements in telecommunications technology.

•	We do not engage in long-term research and development processes, and as a consequence may miss certain market opportunities enjoyed by larger companies with substantially greater research and development efforts.

•	Our dependence on a limited number of suppliers may prevent us from delivering our products on a timely basis, which could have a material adverse effect on customer relations and operating results.

•	Our dependence on subcontractors may result in reduced control over product quality, delayed delivery of products and/or increased manufacturing costs, each of which could negatively affect customer relations and operating results.

•	We compete in markets that have become increasingly competitive, which may result in reduced gross profit margins and market share.

•	We depend heavily on sales to certain customers; the loss of any of these customers would significantly reduce our revenues and net income.

•	The lengthy approval process required by the RBOCs and other carriers could result in fluctuations in our revenues.

•	Consolidation in the competitive service provider market could result in a significant decrease in our revenue.

•	Increased sales volume in international markets could result in increased costs or loss of revenue due to factors inherent in these markets.

•	Our success depends on our ability to reduce the selling prices of succeeding generations of our products.

•	Our failure to adequately protect our intellectual property rights could adversely affect the development and commercialization of our products.

•	Our success depends on attracting and retaining key personnel.

•	Two stockholders own or may influence a significant amount of our common stock and may continue to have significant influence on our affairs.

•	The price of our common stock has been volatile and may continue to fluctuate substantially.

•	Work stoppages at any significant customer or supplier may result in loss of revenue to us.

The foregoing list of risks is not exclusive.

I TEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ADTRAN has not conducted transactions, established commitments or entered into relationships requiring disclosures beyond those provided elsewhere in this Form 10-Q.

ITEM 4.	CONTROLS AND PROCEDURES

(a)        Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) for the company. Our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, have concluded that our disclosure controls and procedures are adequate and effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

(b)        Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2003 Annual Meeting of Stockholders of ADTRAN was held on April 10, 2003. Proxies with regard to the matters voted upon at the Annual Meeting were solicited under Regulation 14A of the Securities Exchange Act of 1934, as amended. Set forth below is a brief description of each matter voted upon at the Annual Meeting and the results of the voting on each such matter:

(a)	Election of each director named below to serve until the next Annual Meeting of Stockholders. There was no solicitation in opposition to any of the nominees listed in the proxy statement, and all of the nominees were elected.

Nominees	Votes

	For	Withheld

Mark C. Smith	33,233,821	720,595
Howard A. Thrailkill	33,238,951	715,465
Richard A. Anderson	32,615,151	1,339,265
W. Frank Blount	31,789,328	2,165,088
H. Fenwick Huss	32,785,575	1,168,841
William J. Marks	32,763,547	1,190,869
Roy J. Nichols	32,762,145	1,192,271

(b)	Ratification of the appointment of PricewaterhouseCoopers LLP as independent auditors of ADTRAN for 2003.

	Votes

For	Against	Abstain

33,744,281	208,075	2,060

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits.

Exhibit No.	Description

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

(b)        Reports on Form 8-K

On April 15, 2003, ADTRAN Inc. furnished a current report on Form 8-K announcing its financial results for the fiscal quarter ended March 31, 2003 and certain other information.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADTRAN, INC. (Registrant)
Date: August 13, 2003	/s/ JAMES E. MATTHEWS

James E. Matthews Senior Vice President - Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications