Form 10-Q
period 2003-09-30
ADTRAN INC
filed 2003-11-14
CIK 926282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒ No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date:

Class	Outstanding at October 31, 2003
Common Stock, $.01 Par Value	39,563,333 shares

ADTRAN, INC.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2003

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADTRAN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$74,922,049	$125,092,393
Short-term investments	16,702,697	19,747,205
Accounts receivable, less allowance for doubtful accounts of $2,460,782 and $2,471,732 at September 30, 2003 and December 31, 2002, respectively	53,854,717	38,882,390
Other receivables	7,568,533	4,459,734
Inventory, net	38,281,261	39,926,384
Prepaid expenses	2,062,127	2,649,039
Deferred tax assets	5,023,367	4,799,390

Total current assets	198,414,751	235,556,535

Property, plant and equipment, less accumulated depreciation of $96,566,677 and $85,094,881 at September 30, 2003 and December 31, 2002, respectively	99,001,756	106,173,833
Other assets	490,873	469,000
Deferred tax assets	740,344	2,682,464
Long-term investments	238,845,301	176,330,988

Total assets	$537,493,025	$521,212,820

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,584,986	$17,788,964
Accrued expenses	12,459,118	8,449,617
Income taxes payable	207,003	5,806,883

Total current liabilities	38,251,107	32,045,464
Long term liabilities:
Bonds payable	50,000,000	50,000,000
Deferred tax liabilities	6,503,571	3,955,229

Total liabilities	94,754,678	86,000,693

Stockholders’ equity:
Common stock, par value $0.01 per share, 200,000,000 shares authorized: 39,445,198 shares issued at September 30, 2003 and December 31, 2002	394,452	394,452
Additional paid-in capital	110,310,511	96,982,075
Accumulated other comprehensive income	7,764,206	3,096,669
Retained earnings	332,101,218	375,009,894
Less treasury stock at cost: 394,127 and 2,062,621 shares at September 30, 2003 and December 31, 2002, respectively	(7,832,040)	(40,270,963)

Total stockholders’ equity	442,738,347	435,212,127

Total liabilities and stockholders’ equity	$537,493,025	$521,212,820

See notes to condensed consolidated financial statements

ADTRAN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Sales	$106,200,640	$88,180,461	$282,860,154	$257,306,809
Cost of sales	47,283,302	42,655,272	127,169,560	130,799,553

Gross profit	58,917,338	45,525,189	155,690,594	126,507,256

Selling, general and administrative expenses	20,623,108	19,587,128	61,121,585	60,652,858
Research and development expenses	14,989,448	14,008,528	42,898,796	42,480,292

Operating income	23,304,782	11,929,533	51,670,213	23,374,106

Interest income	2,059,801	2,558,849	6,705,817	6,781,256
Interest expense	(631,944)	(645,834)	(1,951,389)	(1,960,842)
Net realized investment gain (loss)	0	(10,555,321)	226,452	(11,918,535)
Other income (expense), net	975,821	48,798	1,864,339	(124,562)

Income before benefit (provision) for income taxes	25,708,460	3,336,025	58,515,432	16,151,423
Benefit (provision) for income taxes	(8,543,301)	22,442	(18,432,518)	(3,485,695)

Net income	$17,165,159	$3,358,467	$40,082,914	$12,665,728

Weighted average shares outstanding	38,718,414	37,644,721	38,115,417	38,234,791

Weighted average shares outstanding assuming dilution (1)	40,719,899	37,670,734	40,006,081	38,303,667

Earnings per common share – basic	$0.44	$0.09	$1.05	$0.33

Earnings per common share – assuming dilution (1)	$0.42	$0.09	$1.00	$0.33

Dividend per share (2)	$2.15	$0.00	$2.15	$0.00

(1)	Assumes exercise of dilutive stock options calculated under the treasury stock method.
(2)	During the three months ended September 30, 2003, ADTRAN declared and paid a special and quarterly dividend of $2.00 and $0.15 per common share, respectively.

See notes to condensed consolidated financial statements

ADTRAN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net income	$40,082,914	$12,665,728
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,478,994	12,419,096
Gain on sale of short-term investments	—	(40,432)
(Gain) loss on sale of long-term investments	(226,451)	332,359
Loss on sale of property, plant and equipment	4,481	68,095
Impairment of investments	—	11,626,608
Deferred income taxes	973,174	—
Income tax benefit from exercise of non-qualified stock options	6,482,606	—
Changes in operating assets and liabilities:
Accounts receivable, net	(14,972,327)	14,911,374
Other receivables	(3,108,799)	201,745
Inventory, net	1,645,123	15,403,144
Prepaid expenses and other assets	565,039	698,701
Accounts payable	7,796,022	10,401,279
Accrued expenses	4,009,500	2,205,377
Income taxes payable	(5,599,879)	5,295,159

Net cash provided by operating activities	49,130,397	86,188,233

Cash flows from investing activities:
Purchases of property, plant and equipment	(4,318,398)	(1,847,510)
Proceeds from disposition of property, plant and equipment	7,000	60,000
Proceeds from sales of short-term investments	16,343,506	21,425,727
Purchases of short-term investments	(13,298,998)	(34,871,499)
Proceeds from sales of long-term investments	68,460,981	121,477,025
Purchases of long-term investments	(122,952,862)	(164,062,086)

Net cash used in investing activities	(55,758,771)	(57,818,343)

Cash flows from financing activities:
Proceeds from stock option exercises	39,284,752	473,403
Dividend payments	(82,991,589)	—
Purchase of treasury stock	—	(25,206,524)

Net cash used in financing activities	(43,706,837)	(24,733,121)

Net increase (decrease) in cash and cash equivalents	(50,335,211)	3,636,769
Effect of exchange rate changes	164,867	—

Cash and cash equivalents, beginning of period	125,092,393	81,280,409

Cash and cash equivalents, end of period	$74,922,049	$84,917,178

See notes to condensed consolidated financial statements

ADTRAN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of ADTRAN, Inc. (“ADTRAN”) have been prepared pursuant to the rules and regulations for reporting on Quarterly Reports on Form 10-Q. Accordingly, certain information and notes required by generally accepted accounting principles for complete financial statements are not included herein. In the opinion of management, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected to occur for the year ending December 31, 2003. The interim statements should be read in conjunction with the financial statements and notes thereto included in ADTRAN’s latest Annual Report on Form 10-K.

2. INVENTORY

At September 30, 2003 and December 31, 2002, inventory consisted of the following:

	September 30, 2003	December 31, 2002
Raw materials	$22,129,914	$23,258,717
Work in progress	4,479,846	2,839,380
Finished goods	15,054,943	18,265,011
Inventory reserve	(3,383,442)	(4,436,724)

Inventory, net	$38,281,261	$39,926,384

3. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consists of net income, unrealized foreign currency translation adjustments (net of deferred taxes) and unrealized gains and losses on marketable securities (net of deferred taxes).

	Nine Months Ended September 30,
	2003	2002
Net income	$40,082,914	$12,665,728
Net foreign currency translation gain	127,831	—
Net change in unrealized gain (loss) on available-for–sale securities	4,539,706	(8,069,626)

Total comprehensive income	$44,750,451	$4,596,102

4. EARNINGS PER SHARE

A summary of the calculation of basic and diluted earnings per share (EPS) for the three and nine months ended September 30, 2003 and 2002 is as follows:

	For the Three Months Ended September 30, 2003
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS
Income available to common stockholders	$17,165,159	38,718,414	$0.44

Effect of Dilutive Securities
Stock Options		2,001,485

Diluted EPS
Income available to common stockholders plus assumed conversions	$17,165,159	40,719,899	$0.42

	For the Nine Months Ended September 30, 2003
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS
Income available to common stockholders	$40,082,914	38,115,417	$1.05

Effect of Dilutive Securities
Stock Options		1,890,664

Diluted EPS
Income available to common stockholders plus assumed conversions	$40,082,914	40,006,081	$1.00

	For the Three Months Ended September 30, 2002
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS
Income available to common stockholders	$3,358,467	37,644,721	$0.09

Effect of Dilutive Securities
Stock Options		26,013

Diluted EPS
Income available to common stockholders plus assumed conversions	$3,358,467	37,670,734	$0.09

	For the Nine Months Ended September 30, 2002
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS
Income available to common stockholders	$12,665,728	38,234,791	$0.33

Effect of Dilutive Securities
Stock Options		68,876

Diluted EPS
Income available to common stockholders plus assumed conversions	$12,665,728	38,303,667	$0.33

5. SEGMENT INFORMATION

ADTRAN operates two reportable segments – (1) the Carrier Networks Division and (2) the Enterprise Networks Division. We evaluate the performance of our segments based on gross profit; therefore, selling, general and administrative expenses, as well as research and development expenses, interest income/expense, net realized investment gain/loss, other income/expense, and provision for income taxes are reported on an entity wide basis only. There are no inter-segment revenues.

The table below presents information about the reported sales and gross profit of ADTRAN’s segments for the three and nine months ended September 30, 2003 and 2002. Asset information by reportable segment is not reported, since ADTRAN does not produce such information internally.

	Three Months Ended September 30, 2003		Nine Months Ended September 30, 2003
	Sales	Gross Profit	Sales	Gross Profit
Carrier Networks	$73,625,843	$40,081,465	$193,537,338	$104,271,185
Enterprise Networks	32,574,797	18,835,873	89,322,816	51,419,409

Total	$106,200,640	$58,917,338	$282,860,154	$155,690,594

	Three Months Ended September 30, 2002		Nine Months Ended September 30, 2002
	Sales	Gross Profit	Sales	Gross Profit
Carrier Networks	$55,308,020	$27,441,419	$161,705,301	$75,066,769
Enterprise Networks	32,872,441	18,083,770	95,601,508	51,440,487

Total	$88,180,461	$45,525,189	$257,306,809	$126,507,256

The tables below present sales information by geographic region for the three and nine months ended September 30, 2003 and 2002.

Sales by Geographic Region

	Three Months Ended
	September 30, 2003	September 30, 2002
United States	$101,948,920	$84,281,209
Foreign	4,251,720	3,899,252

Total	$106,200,640	$88,180,461

	Nine Months Ended
	September 30, 2003	September 30, 2002
United States	$270,180,079	$243,749,030
Foreign	12,680,075	13,557,779

Total	$282,860,154	$257,306,809

Sales by Product

The Digital Business Transport (DBT)/Total Reach® category is comprised of revenue from ISDN and DDS transport and connectivity products sold to carrier and enterprise customers. The High-bit-rate Digital Subscriber Line (HDSL)/T1 category is comprised of revenue from HDSL related carrier products and T1 CSU/DSU enterprise products. The Systems category includes revenue from Total Access narrow band products, M-13 multiplexers, integrated access devices and new products comprised of NetVanta routers, internet security products, DSLAM products, and optical access products.

The tables below present re-categorized sales information by product for the three and nine months ended September 30, 2002 and 2003.

	Three Months Ended
	September 30, 2003	September 30,2002
Digital Business Transport (DBT)/Total Reach®	$7,076,974	$11,011,651
High-bit-rate Digital Subscriber Line (HDSL)/T1	45,869,360	49,243,816
Systems	53,254,306	27,924,994

Total	$106,200,640	$88,180,461

	Nine Months Ended
	September 30, 2003	September 30,2002
Digital Business Transport (DBT)/Total Reach®	$23,297,915	$33,742,845
High-bit-rate Digital Subscriber Line (HDSL)/T1	136,851,549	146,270,506
Systems	122,710,690	77,293,458

Total	$282,860,154	$257,306,809

6. LIABILITY FOR WARRANTY RETURNS

ADTRAN’s products generally include warranties of one to 10 years for product defects. ADTRAN accrues for warranty returns at the cost to repair or replace the defective products at the time revenue is recognized. ADTRAN engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers. Our warranty obligation is affected by product failure rates, material usage and other rework costs incurred in correcting a product failure. The liability for warranty returns totaled $1,769,188 and $1,384,429 at September 30, 2003 and December 31, 2002, respectively. These liabilities are included in accrued expenses in the accompanying balance sheets.

	Balance at December 31, 2002	Accruals for the period	Deductions for the period	Balance at September 30, 2003
Warranty liability	$1,384,429	$995,629	$610,870	$1,769,188

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

Pro Forma Net Income (Loss) & Earnings (Loss) Per Share

	Three Months Ended
	September 30, 2003	September 30, 2002
Net income – as reported	$17,165,159	$3,358,467
Add: stock-based compensation expense included in reported net income, net of tax	0	0
Less: stock-based compensation expense, net of tax	(4,788,719)	(5,339,863)

Net income (loss) – pro forma	$12,376,440	$(1,981,396)

Earnings (loss) per share:
Basic-as reported	$0.44	$0.09
Basic-pro forma	$0.32	$(0.05)
Diluted-as reported	$0.42	$0.09
Diluted-pro forma	$0.30	$(0.05)

	Nine Months Ended
	September 30, 2003	September 30,2002
Net income – as reported	$40,082,914	$12,665,728
Add: stock-based compensation expense included in reported net income, net of tax	0	0
Less: stock-based compensation expense, net of tax	(14,400,733)	(17,131,111)

Net income (loss) – pro forma	$25,682,181	$(4,465,383)

Earnings (loss) per share:
Basic-as reported	$1.05	$0.33
Basic-pro forma	$0.67	$(0.12)
Diluted-as reported	$1.00	$0.33
Diluted-pro forma	$0.64	$(0.12)

The pro forma amounts reflected above are not representative of the effects on reported net income in future years because, in general, the options granted typically do not vest for several years and additional awards are made each year. The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Expected dividend yield	1.0%	0%	0.38%	0%
Expected life (years)	5.00	4.21	5.00	4.21
Expected volatility	51.1%	49.6%	51.1%	49.6%
Risk-free interest rate	3.20	3.30	3.20	3.30

8. STOCKHOLDERS’ EQUITY

A summary of the changes in stockholders’ equity for the nine months ended September 30, 2003 is as follows:

Stockholders’ Equity
Balance, December 31, 2002	$435,212,127

Net income	40,082,914
Dividend payments	(82,991,589)
Change in unrealized gain on marketable securities (net of deferred tax)	4,539,706
Unrealized foreign currency translation	127,831
Stock options exercised: various prices per share	39,284,752
Income tax benefit from exercise of non-qualified stock options	6,482,606

Balance, September 30, 2003	$442,738,347

On July 14, 2003 the board of directors declared a special and quarterly cash dividend of $2.00 and $0.15 per common share, respectively, to be paid to stockholders of record at the close of business on July 31, 2003. The payment date of the special and quarterly dividend was August 29, 2003. The special and quarterly dividend payment totaled $82,991,589.

ADTRAN issued 1,668,494 shares of treasury stock to fulfill stock option exercises during the nine months ended September 30, 2003. The stock options had exercise prices ranging from $3.33 to $42.37. ADTRAN received proceeds totaling $39,284,752 from the exercise of these stock options during the nine months ended September 30, 2003.

9. RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). SFAS 150 establishes how an issuer classifies and measures certain free standing financial instruments with characteristics of both liabilities and equity and requires that such instruments be classified as liabilities. SFAS 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 for those existing financial instruments subject to its provisions. ADTRAN has not entered into any financial instruments within the scope of SFAS 150 since May 31, 2003. Accordingly, SFAS No. 150 had no impact on ADTRAN’S consolidated financial statements for the three months and nine months ended September 30, 2003.

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), the primary objective of which is to provide guidance on the identification of entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”). The adoption of FIN 46 had no impact on the consolidated financial statements of ADTRAN.

10. SUBSEQUENT EVENTS

On October 13, 2003, ADTRAN announced that its Board of Directors declared, effective December 15, 2003, a two-for-one stock split to be effected in the form of a stock dividend of one share of common stock for each outstanding share of common stock for stockholders of record on December 1, 2003. Weighted average shares outstanding and earnings per share are presented below on a pro forma basis for the three months and nine months ended September 30, 2003 as if the stock split had occurred. Since the stock split is not effective prior to the filing of these financial statements on Form 10Q, the share and per share amounts included elsewhere herein have not been retroactively adjusted to reflect the stock split. Such retroactive adjustment of all share and per share amounts will occur in future filings.

Pro Forma Weighted Average Shares and Earnings Per Share

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income	$17,165,159	$3,358,467	$40,082,914	$12,665,728

Weighted average shares outstanding	77,436,828	75,289,442	76,230,834	76,469,582

Weighted average shares outstanding assuming dilution (1)	81,439,798	75,341,468	80,012,162	76,607,334

Earnings per common share – basic	$0.22	$0.04	$0.53	$0.17

Earnings per common share – assuming dilution (1)	$0.21	$0.04	$0.50	$0.17

(1)	Assumes exercise of dilutive stock options calculated under the treasury stock method.

ADTRAN also announced that its Board of Directors declared a quarterly cash dividend of $0.15 per common share to be paid to stockholders of record at the close of business on October 31, 2003. The ex-dividend date is October 29, 2003 and the payment date will be November 17, 2003. The quarterly dividend payment will be approximately $6,000,000. The Board of Directors presently anticipates that it will declare a regular quarterly dividend so long as the present tax treatment of dividends exists and adequate levels of liquidity are maintained.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

ADTRAN designs, develops, manufactures, markets, and services a broad range of high-speed network access products utilized by providers of telecommunications services and enterprise end-users. We currently sell our products to a large number of carriers, including all Regional Bell Operating Companies (RBOCs), and to private and public enterprises worldwide.

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

Our sales and earnings increased sequentially from the second quarter of 2003 and on a year-over-year basis. The sequential increase in Enterprise Networks sales from the second quarter of 2003 is primarily related to an increase in sales of Total Access, integrated access devices and NetVanta products. The year-over-year increase in sales and earnings is attributable to an increase in our Carrier Networks business, specifically in sales of our Systems products. The continuing increase in Systems revenue is primarily attributable to increasing sales of new products comprised of DSLAMs, optical access products and NetVanta products. The year-over-year decrease in HDSL/ T1 revenue is primarily attributable to declining Enterprise Networks sales of T1 CSU/ DSU products partially offset by increasing Carrier Networks sales of HDSL based Total Access 3000 broadband platform.

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

•	We review customer contracts to determine if all of the requirements for revenue recognition have been met prior to recording revenues from sales transactions. We generally record sales revenue upon shipment of our products, net of any discounts, since: (i) we generally do not have significant post-delivery obligations, (ii) the product price is fixed and determinable, (iii) collection of the resulting receivable is probable, and (iv) product returns are reasonably estimable. We generally ship products upon receipt of a purchase order from a customer. We evaluate shipping terms and we record revenue on products shipped in accordance with the applicable terms of each respective contract. We participate in cooperative advertising and market development programs with certain customers. We use these programs to reimburse customers for certain forms of advertising, and in general, to allow our customers credits up to a specified percentage of their net purchases. Our costs associated with these programs are estimated and accrued at the time of sale and are included in marketing expenses. We also participate in rebate programs to provide sales incentives for certain products. Our costs associated with these programs are estimated and accrued at the time of sale, and are recorded as a reduction of sales in our consolidated statements of income. Sales returns are accrued based on historical sales return experience, which we believe provides a reasonable estimate of future returns. Product returns are generally only permitted by customers who purchase our products under specific sales agreements that govern their rights of return.

Prior to accepting a new customer, we perform a detailed credit review of the customer. Credit limits are established for each new customer based on the results of this credit review. Payment terms are established for each new customer, and future collection experience is reviewed periodically in order to determine if the customer’s payment terms and credit limits need to be revised. We maintain allowances for doubtful accounts for losses resulting from the inability of our customers to make required payments. If the financial conditions of our customers were to deteriorate, resulting in an impairment of their ability to make payments, we may be required to make additional allowances. If circumstances change with regard to individual receivable balances that had previously been determined to be uncollectible (and for which a specific reserve had been established), a reduction in our allowance for doubtful accounts may be required. Our allowance for doubtful accounts was $2,460,782 and $2,471,732 at September 30, 2003 and December 31, 2002, respectively.

•	We carry our inventory at the lower of cost or market, with cost being determined using the first-in, first-out method. We use standard costs for material, labor, and manufacturing overhead to value our inventory. Our standard costs are updated on a monthly basis. Therefore, our inventory costs approximate current costs at the end of each reporting period. We write down our inventory for estimated obsolescence or unmarketable inventory by an amount equal to the cost of inventory or the estimated market value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, we may be required to make additional inventory write-downs. Our reserve for excess and obsolete inventory was $3,383,442 and $4,436,724 at September 30, 2003 and December 31, 2002, respectively.

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

RESULTS OF OPERATIONS – THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002

SALES

ADTRAN’s sales increased 20.4% from $88,180,461 in the three months ended September 30, 2002 to $106,200,640 in the three months ended September 30, 2003. Sales increased 9.9% from $257,306,809 in the nine months ended September 30, 2002 to $282,860,154 in the nine months ended September 30, 2003. The increase is primarily the result of increasing unit volume and market share gains in the Carrier Networks Division. In particular, the increase in overall sales is attributable to an increase in sales of our Systems products, partially offset by decreased sales of our Digital Business Transport (DBT)/Total Reach®, and High-bit-rate Digital Subscriber Line (HDSL)/T1 products. The increase in Systems revenue is attributable to sales of new products comprised of DSLAMs, optical access products and access routers.

Carrier Networks sales increased 33.1% from $55,308,020 in the three months ended September 30, 2002 to $73,625,843 in the three months ended September 30, 2003 and increased 19.7% from $161,705,301 in the nine months ended September 30, 2002 to $193,537,338 in the nine months ended September 30, 2003. Carrier Networks sales as a percentage of total sales increased from 62.7% in the three months ended September 30, 2002 to 69.3% in the three months ended September 30, 2003 and increased from 62.8% in the nine months ended September 30, 2002 to 68.4% in the nine months ended September 30, 2003.

Enterprise Networks sales decreased 0.9% from $32,872,441 in the three months ended September 30, 2002 to $32,574,797 in the three months ended September 30, 2003 and decreased 6.6% from $95,601,508 in the nine months ended September 30, 2002 to $89,322,816 in the nine months ended September 30, 2003. The decrease in Enterprise Networks sales is attributable to a decrease in CSU/ DSU sales, which is a hardware unit that terminates T1 services at the enterprise location. The industry has integrated the functionality of CSU/ DSU’s into access routers thereby reducing the requirement for a standalone CSU/DSU. Enterprise Networks sales as a percentage of total sales decreased from 37.3% for the three months ended September 30, 2002 to 30.7% for the three months ended September 30, 2003 and decreased from 37.2% for the nine months ended September 30, 2002 to 31.6% for the nine months ended September 30, 2003.

Foreign sales increased 9.0% from $3,899,252 in the three months ended September 30, 2002 to $4,251,720 in the three months ended September 30, 2003 and decreased 6.5% from $13,557,779 in the nine months ended September 30, 2002 to $12,680,075 in the nine months ended September 30, 2003. The decrease in foreign sales is attributable to market challenges in the Asia/ Pacific region in the nine months ended September 30, 2003.

COST OF SALES

Cost of sales increased 10.8% from $42,655,272 in the three months ended September 30, 2002 to $47,283,302 in the three months ended September 30, 2003 and decreased 2.8% from $130,799,553 in the nine months ended September 30, 2002 to $127,169,560 in the nine months ended September 30, 2003. The increase in cost of sales quarter over quarter is primarily related to an increase in sales in the three months ended September 30, 2003.

As a percentage of sales, cost of sales decreased from 48.4% in the three months ended September 30, 2002 to 44.5% in the three months ended September 30, 2003 and decreased from 50.8% in the nine months ended September 30, 2002 to 45.0% in the nine months ended September 30, 2003. This decrease in cost of sales as a percentage of sales is primarily related to manufacturing efficiencies, the timing differences between the recognition of cost reductions and the lowering of product selling prices and the sales of higher margin new products.

Carrier Networks cost of sales, as a percent of division sales, decreased from 50.4% in the three months ended September 30, 2002 to 45.6% in the three months ended September 30, 2003 and decreased from 53.6% in the nine months ended September 30, 2002 to 46.1% in the nine months ended September 30, 2003. Enterprise Networks cost of sales, as a percent of division sales, decreased from 45.0% in the three months ended September 30, 2002 to 42.2% in the three months ended September 30, 2003 and decreased from 46.2% in the nine months ended September 30, 2002 to 42.4% in the nine months ended September 30, 2003.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased 5.3% from $19,587,128 in the three months ended September 30, 2002 to $20,623,108 in the three months ended September 30, 2003 and increased 0.8% from $60,652,858 in the nine months ended September 30, 2002 to $61,121,585 in the nine months ended September 30, 2003. The increase in selling, general and administrative expenses is primarily related to an increase in sales.

Selling, general and administrative expenses as a percentage of sales decreased from 22.2% in the three months ended September 30, 2002 to 19.4% in the three months ended September 30, 2003 and decreased from 23.6% in the nine months ended September 30, 2002 to 21.6% in the nine months ended September 30, 2003. The decrease in selling, general and administrative expenses as a percent of sales is due to our continued control of discretionary spending. Selling, general and administrative expenses as a percent of sales will fluctuate whenever there is a significant fluctuation in revenues during the periods being compared.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased 7.0% from $14,008,528 in the three months ended September 30, 2002 to $14,989,448 in the three months ended September 30, 2003 and increased 1.0% from $42,480,292 in the nine months ended September 30, 2002 to $42,898,796 in the nine months ended September 30, 2003. The increase in research and development expenses is primarily related to an increase in product approval costs.

As a percentage of sales, research and development expenses decreased from 15.9% in the three months ended September 30, 2002 to 14.1% in the three months ended September 30, 2003 and decreased from 16.5% in the nine months ended September 30, 2002 to 15.2% in the nine months ended September 30, 2003. The decrease in research and development expenses as a percent of sales is due to our continued control of discretionary spending. Research and development expenses as a percent of sales will fluctuate whenever there is a significant fluctuation in revenues during the periods being compared.

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

INTEREST INCOME

Interest income decreased 19.5% from $2,558,849 in the three months ended September 30, 2002 to $2,059,801 in the three months ended September 30, 2003 and decreased 1.1% from $6,781,256 in the nine months ended September 30, 2002 to $6,705,817 in the nine months ended September 30, 2003. This decrease is primarily related to lower interest rates.

INTEREST EXPENSE

Interest expense decreased 2.2% from $645,834 in the three months ended September 30, 2002 to $631,944 in the three months ended September 30, 2003 and decreased 0.5% from $1,960,842 in the nine months ended September 30, 2002 to $1,951,389 in the nine months ended September 30, 2003.

NET REALIZED INVESTMENT GAIN (LOSS)

Net realized investment gain (loss) changed from a net loss of ($10,555,321) in the three months ended September 30, 2002 to $0 in the three months ended September 30, 2003 and changed from a net loss of ($11,918,535) in the nine months ended September 30, 2002 to a net gain of $226,452 in the nine months ended September 30, 2003. This increase is primarily related to the other-than-temporary investment impairment that was recognized in the second and third quarters of 2002. We assess, on a quarterly basis, significant declines in investment value which may be considered other-than-temporary and, if necessary, recognize and record the appropriate charge to write down the carrying value of such investments. Accordingly, during the second and third quarters of 2002, we recorded $9,616,426 of other-than-temporary investment impairment charges related to nineteen equity security investments. The remaining $2,302,109 of net realized investment loss was related to write downs of private securities and realized transactional losses in the nine months ended September 30, 2002.

OTHER INCOME (EXPENSE)

Other income (expense) increased $927,023 from $48,798 in the three months ended September 30, 2002 to $975,821 in the three months ended September 30, 2003 and increased $1,988,901 from ($124,562) in the nine months ended September 30, 2002 to $1,864,339 in the nine months ended September 30, 2003. This increase is primarily related to a cash settlement from a former customer from a prior year during the three months ended September 30, 2003 and an increase in realized foreign currency gains and scrap material sales during the nine months ended September 30, 2003.

INCOME TAXES

Our effective tax rate changed from a benefit of (0.7%) in the three months ended September 30, 2002 to a provision of 33.2% in the three months ended September 30, 2003 and increased from 21.6% in the nine months ended September 30, 2002 to 31.5% in the nine months ended September 30, 2003. This increase is primarily related to a higher mix of taxable income and lower research and development tax credits as a percent of taxable income, partially offset by the settlement of tax contingencies during the three months ended September 30, 2003. During the nine months ended September 30, 2003, ADTRAN resolved certain tax contingencies resulting in the reduction of our effective tax rate from 33.8% to 31.5%. Additionally, economic incentive credits of $1,025,622 were recorded as a reduction of income tax expense in the nine months ended September 30, 2002.

NET INCOME

As a result of the above factors, net income increased $13,806,692 from $3,358,467 in the three months ended September 30, 2002 to $17,165,159 in the three months ended September 30, 2003 and increased $27,417,186 from $12,665,728 in the nine months ended September 30, 2002 to $40,082,914 in the nine months ended September 30, 2003. As a percentage of sales, net income increased from 3.8% in the three months ended September 30, 2002 to 16.2% in the three months ended September 30, 2003 and increased from 4.9% in the nine months ended September 30, 2002 to 14.2% in the nine months ended September 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Fifty million dollars of the expansion of Phase III of our corporate headquarters was approved for participation in an incentive program offered by the Alabama State Industrial Development Authority (the “Authority”). The incentive program enables participating companies to generate Alabama corporate income tax credits that can be used to reduce the amount of Alabama corporate income taxes that would otherwise be payable. We cannot be certain that the state of Alabama will continue to make these corporate income tax credits available in the future, and therefore, we may not realize the full benefit of these incentives. Through September 30, 2003, the Authority had issued $50,000,000 of its taxable revenue bonds pursuant to the incentive program and loaned the proceeds from the sale of the bonds to ADTRAN. We are required to make payments to the Authority in the amounts necessary to pay the principal of and interest on the Authority’s Taxable Revenue Bond, Series 1995, as amended, currently outstanding in the aggregate principal amount of $50,000,000. The bond matures on January 1, 2020, and bears interest at the rate of 5%. Included in long-term investments is $50,000,000 of restricted funds, which is a collateral deposit against the principal amount of this bond.

On July 14, 2003 the board of directors declared a special and quarterly cash dividend of $2.00 and $0.15 per common share, respectively, to be paid to stockholders of record at the close of business on July 31, 2003. The payment date of the special and quarterly dividend was August 29, 2003. The special and quarterly dividend payment totaled $82,991,589.

On October 13, 2003 the Board of Directors declared a quarterly cash dividend of $0.15 per common share to be paid to stockholders of record at the close of business on October 31, 2003. The ex-dividend date is October 29, 2003 and the payment date will be November 17, 2003. The quarterly dividend payment will be approximately $6,000,000. The Board of Directors presently anticipates that it will declare a regular quarterly dividend so long as the present tax treatment of dividends exists and adequate levels of liquidity are maintained.

ADTRAN’s working capital, which consists of current assets less current liabilities, decreased 21.3% from $203,511,000 as of December 31, 2002 to $160,164,000 as of September 30, 2003. The quick ratio, defined as cash, cash equivalents, short-term investments, and net accounts receivable, divided by current liabilities, decreased from 5.73 as of December 31, 2002 to 3.80 as of September 30, 2003. The current ratio, defined as current assets divided by current liabilities, decreased from 7.35 as of December 31, 2002 to 5.19 as of September 30, 2003. The decrease in working capital and related liquidity ratios is primarily a result of the special and quarterly dividend payments and a movement of monetary assets from cash and cash equivalents to long-term investments, partially offset by an increase in accounts receivable.

ADTRAN has used, and expects to continue to use, the cash generated from operations for working capital, dividend payments and other general corporate purposes, including (i) product development activities to enhance its existing products and develop new products and (ii) expansion of sales and marketing activities.

Accounts receivable increased 38.5% from December 31, 2002 to September 30, 2003. Quarterly accounts receivable days sales outstanding increased 5 days from 41 days as of December 31, 2002 to 46 days as of September 30, 2003. This increase in accounts receivable and quarterly accounts receivable days sales outstanding is caused by increasing sales and seasonality in our business. Other receivables increased 69.7% from December 31, 2002 to September 30, 2003, primarily resulting from an increase in shipments of components to subcontractors, due to an increase in business activity. Inventory decreased 4.1% from December 31, 2002 to September 30, 2003. Quarterly inventory turnover increased from 3.93 turns as of December 31, 2002 to 4.87 turns as of September 30, 2003. The increase in inventory turnover is attributable to our continued efforts to streamline our production process, work closely and efficiently with our subcontractors, and increase manufacturing velocity.

Accounts payable increased 43.8% from December 31, 2002 to September 30, 2003. Accrued expenses increased 47.4% from December 31, 2002 to September 30, 2003. These increases are primarily related to the variations of timing of payments, increased business activity and a $385,000 net increase in our warranty reserve related to the expanding base of ADTRAN products in the field under warranty. Capital expenditures totaled approximately $4,318,000 and $1,848,000 for the nine months ended September 30, 2003 and 2002, respectively. These expenditures were primarily used to purchase equipment.

In July 2001, the Board of Directors approved the repurchase of 2,000,000 shares of ADTRAN common stock. As of September 30, 2003, we had repurchased 1,676,552 shares of our common stock at a total cost of $31,747,000. No shares were purchased during the nine months ended September 30, 2003. ADTRAN issued 714,735 shares of treasury stock for $18,014,000 during the three months ended September 30, 2003 and issued 1,668,494 shares of treasury stock for $39,285,000 during the nine months ended September 30, 2003, to accommodate employee stock option exercises. During fiscal 2002, ADTRAN issued 187,750 shares of treasury stock to accommodate employee stock option exercises.

At September 30, 2003, ADTRAN’s cash on hand of $74,922,000 and short-term investments of $16,703,000 placed our short-term liquidity in cash, cash equivalents and short-term investments at $91,625,000. At December 31, 2002, cash on hand was $125,092,000 and short-term investments were $19,747,000, which placed our short-term liquidity at $144,839,000. This decrease is primarily attributable to the $82,992,000 of special and quarterly dividend payments and a movement of monetary assets from cash and cash equivalents to long-term investments, partially offset by ADTRAN’s ability to generate cash from operations and proceeds received from the exercise of employee stock options.

At September 30, 2003, ADTRAN’s long-term investments increased by 35.4% to $238,845,000 from $176,331,000 at December 31, 2002. This increase is primarily attributable to ADTRAN’s ability to generate cash from operations, the investment of proceeds from stock option exercises and increases in market value of long-term available-for-sale securities. The decrease in deferred tax assets and the increase in deferred tax liabilities is attributable to the increase in market value of ADTRAN’s long term investments. Long-term investments at June 30, 2003 and December 31, 2002 include a restricted balance of $50,000,000 related to our revenue bonds as discussed above. Additionally, ADTRAN has committed to invest an aggregate of $7,850,000 in two private equity funds, of which $1,512,000 has been invested to date. The duration of each of these commitments is five years with $2,850,000 expiring in 2005 and $5,000,000 expiring in 2007.

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

The following are some of the risks that could affect our financial performance or could cause actual results to differ materially from those expressed or implied in our forward-looking statements:

•	We must continue to update and improve our products and develop new products in order to compete and to keep pace with improvements in telecommunications technology.

•	We do not engage in long-term research and development processes, and as a consequence may miss certain market opportunities enjoyed by larger companies with substantially greater research and development efforts.

•	Our dependence on a limited number of suppliers may prevent us from delivering our products on a timely basis, which could have a material adverse effect on customer relations and operating results.

•	Our dependence on subcontractors may result in reduced control over product quality, delayed delivery of products and/or increased manufacturing costs, each of which could negatively affect customer relations and operating results.

•	We compete in markets that have become increasingly competitive, which may result in reduced gross profit margins and market share.

•	We depend heavily on sales to certain customers; the loss of any of these customers would significantly reduce our revenues and net income.

•	The lengthy approval process required by the RBOCs and other carriers could result in fluctuations in our revenues.

•	Consolidation in the competitive service provider market could result in a significant decrease in our revenue.

•	Increased sales volume in international markets could result in increased costs or loss of revenue due to factors inherent in these markets.

•	Our success depends on our ability to reduce the selling prices of succeeding generations of our products.

•	Our failure to maintain rights to intellectual property used in our business could adversely affect the development, functionality and commercialization of our products.

•	Our success depends on attracting and retaining key personnel.

•	Two stockholders own or may influence a significant amount of our common stock and may continue to have significant influence on our affairs.

•	The price of our common stock has been volatile and may continue to fluctuate substantially.

•	Work stoppages at any significant customer or supplier may result in loss of revenue to us.

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

(b) Reports on Form 8-K

On July 15, 2003, ADTRAN, Inc. furnished a current report on Form 8-K announcing its financial results for the fiscal quarter ended June 30, 2003 and certain other information.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADTRAN, INC.
(Registrant)

Date: November 14, 2003	/s/ James E. Matthews
James E. Matthews
Senior Vice President - Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications