Form 10-Q
period 2004-03-31
ADTRAN INC
filed 2004-05-06
CIK 926282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date:

Class	Outstanding at April 30, 2004
Common Stock, $.01 Par Value	79,584,032 shares

ADTRAN, INC.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2004

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADTRAN, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$171,166	$132,072
Short-term investments	21,550	11,865
Accounts receivable, less allowance for doubtful accounts of $1,744 and $1,746 at March 31, 2004 and December 31, 2003, respectively	66,718	52,384
Other receivables	5,044	6,988
Income tax receivable	—	11,586
Inventory, net	44,380	39,975
Prepaid expenses	2,989	2,127
Deferred tax assets	3,288	3,381

Total current assets	315,135	260,378

Property, plant and equipment, net	95,058	97,667
Other assets	493	493
Deferred tax assets	2,580	1,628
Long-term investments	210,984	233,734

Total assets	$624,250	$593,900

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$25,453	$24,821
Unearned revenue	2,993	3,209
Accrued expenses	3,104	2,476
Accrued payroll	8,559	9,658
Income tax payable	10,229	145

Total current liabilities	50,338	40,309

Deferred tax liabilities	7,397	8,882
Other non-current liabilities	1,303	888
Bonds payable	50,000	50,000

Total liabilities	109,038	100,079

Commitments and contingencies

Stockholders’ equity
Common stock, par value $0.01 per share; 200,000 shares authorized; 79,581 and 79,294 shares issued at March 31, 2004 and December 31, 2003, respectively	796	793
Additional paid-in capital	141,919	135,814
Accumulated other comprehensive income	11,261	10,012
Retained earnings	361,236	347,202

Total stockholders’ equity	515,212	493,821

Total liabilities and stockholders’ equity	$624,250	$593,900

See notes to consolidated financial statements

ADTRAN, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2004	2003
Sales	$114,039	$86,223
Cost of sales	48,521	39,149

Gross profit	65,518	47,074

Selling, general and administrative expenses	22,270	20,157
Research and development expenses	14,817	14,271

Operating income	28,431	12,646

Interest income	2,198	2,468
Interest expense	(644)	(660)
Net realized investment gain (loss)	(126)	2
Other income, net	360	389

Income before provision for income taxes	30,219	14,845

Provision for income taxes	(9,821)	(4,306)

Net income	$20,398	$10,539

Weighted average shares outstanding	79,500	75,190

Weighted average shares outstanding assuming dilution (1)	82,792	77,924

Earnings per common share – basic	$0.26	$0.14

Earnings per common share – assuming dilution (1)	$0.25	$0.14

Dividends per share (2)	$0.08	$0.00

(1)	Assumes exercise of dilutive stock options calculated under the treasury method.
(2)	During the three months ended March 31, 2004, ADTRAN declared and paid a quarterly dividend of $0.08 per common share.

See notes to consolidated financial statements

ADTRAN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$20,398	$10,539
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,692	3,894
(Gain) loss on sale of long-term investments	126	(2)
(Gain) loss on sale of property, plant and equipment	(2)	5
Deferred income taxes	(2,259)	236
Income tax benefit from exercise of non-qualified stock options	2,230	—
Changes in operating assets and liabilities:
Accounts receivable, net	(14,333)	(10,350)
Other receivables	1,944	207
Inventory, net	(4,405)	2,544
Prepaid expenses and other assets	(863)	337
Accounts payable	631	2,160
Accrued expenses and other liabilities	(271)	2,339
Income tax receivable	11,856	—
Income tax payable	8,926	326

Net cash provided by operating activities	27,670	12,235

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,083)	(984)
Proceeds from disposition of property, plant and equipment	2	7
Proceeds from maturities of held-to-maturity investments	1,054	8,797
Purchases of held-to-maturity investments	—	(6,445)
Proceeds from sales of available-for-sale investments	14,463	28,118
Purchases of available-for-sale investments	(357)	(34,650)

Net cash provided by (used in) investing activities	14,079	(5,157)

Cash flows from financing activities:
Proceeds from stock option exercises	3,878	6,490
Dividend payments	(6,365)	—

Net cash provided by (used in) financing activities	(2,487)	6,490

Net increase in cash and cash equivalents	39,262	13,568
Effect of exchange rate changes	(168)	18
Cash and cash equivalents, beginning of period	132,072	125,092

Cash and cash equivalents, end of period	$171,166	$138,678

See notes to consolidated financial statements

ADTRAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share amounts)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of ADTRAN, Inc. (“ADTRAN”) have been prepared pursuant to the rules and regulations for reporting on Quarterly Reports on Form 10-Q. Accordingly, certain information and notes required by generally accepted accounting principles for complete financial statements are not included herein. In the opinion of management, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature. Certain reclassifications have been made to the 2003 consolidated financial statements in order to conform to the 2004 presentation. These reclassifications had no effect on previously reported net income, cash flows from operations, cash flows from investing activities, or total stockholders’ equity.

Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected to occur for the year ending December 31, 2004. The interim statements should be read in conjunction with the financial statements and notes thereto included in ADTRAN’s Annual Report on Form 10-K for the year ended December 31, 2003.

2. INVENTORY

At March 31, 2004 and December 31, 2003, inventory consisted of the following:

	March 31, 2004	December 31, 2003
Raw materials	$23,534	$19,526
Work in progress	5,154	3,937
Finished goods	19,075	19,614
Inventory reserve	(3,383)	(3,102)

Inventory, net	$44,380	$39,975

3. COMPREHENSIVE INCOME

Comprehensive income consists of net income, unrealized foreign currency translation adjustments (net of deferred taxes) and unrealized gains and losses on marketable securities (net of deferred taxes).

	Three Months Ended March 31,
	2004	2003
Net income	$20,398	$10,539
Foreign currency translation gain (loss), net of deferred tax	(168)	18
Change in unrealized gain (loss) on available-for–sale securities, net of deferred tax	1,418	(1,312)

Total comprehensive income	$21,648	$9,245

4.	EARNINGS PER SHARE

A summary of the calculation of basic and diluted earnings per share (EPS) for the three months ended March 31, 2004 and 2003 is as follows:

	For the Three Months Ended March 31, 2004
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS
Income available to common stockholders	$20,398	79,500	$0.26

Effect of Dilutive Securities
Stock Options		3,292

Diluted EPS
Income available to common stockholders plus assumed conversions	$20,398	82,792	$0.25

	For the Three Months Ended March 31, 2003
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS
Income available to common stockholders	$10,539	75,190	$0.14

Effect of Dilutive Securities
Stock Options		2,734

Diluted EPS
Income available to common stockholders plus assumed conversions	$10,539	77,924	$0.14

5. SEGMENT INFORMATION

ADTRAN operates two reportable segments: (1) the Carrier Networks Division and (2) the Enterprise Networks Division. We evaluate the performance of our segments based on gross profit; therefore, selling, general and administrative expenses, as well as research and development expenses, interest income/expense, net realized investment gain/loss, other income/expense, and provision for income taxes are reported on an entity wide basis only. There are no inter-segment revenues.

The table below presents information about the reported sales and gross profit of ADTRAN’s segments for the three months ended March 31, 2004 and 2003. Asset information by reportable segment is not reported, since ADTRAN does not produce such information internally.

	Three Months Ended March 31, 2004		Three Months Ended March 31, 2003
	Sales	Gross Profit	Sales	Gross Profit
Carrier Networks	$78,163	$43,808	$57,806	$31,135
Enterprise Networks	35,876	21,710	28,417	15,939

Total	$114,039	$65,518	$86,223	$47,074

The table below presents sales information by geographic region for the three months ended March 31, 2004 and 2003.

Sales by Geographic Region

	Three Months Ended
	March 31, 2004	March 31, 2003
United States	$108,740	$82,933
Foreign	5,299	3,290

Total	$114,039	$86,223

Sales by Product

The Digital Business Transport (DBT)/Total Reach® category is comprised of revenue from ISDN and DDS transport and connectivity products sold to carrier and enterprise customers. The High-bit-rate Digital Subscriber Line (HDSL)/T1 category is comprised of revenue from HDSL related carrier products and T1 CSU/DSU enterprise products. The Systems category includes revenue from Total Access narrow band products, M-13 multiplexers, integrated access devices and new products comprised of NetVanta routers, ethernet switches, internet security products, DSLAM products, and optical access products.

The table below presents sales information by product for the three months ended March 31, 2004 and 2003.

	Three Months Ended
	March 31, 2004	March 31, 2003
Digital Business Transport (DBT)/Total Reach®	$6,050	$7,876
High-bit-rate Digital Subscriber Line (HDSL)/T1	53,033	47,647
Systems	54,956	30,700

Total	$114,039	$86,223

6.	LIABILITY FOR WARRANTY RETURNS

ADTRAN’s products generally include warranties of one to 10 years for product defects. ADTRAN accrues for warranty returns at the cost to repair or replace the defective products at the time revenue is recognized. ADTRAN engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers. Our warranty obligation is affected by product failure rates, material usage and other rework costs incurred in correcting a product failure. The liability for warranty returns totaled $1,734 and $1,541 at March 31, 2004 and December 31, 2003, respectively. These liabilities are included in accrued expenses in the accompanying consolidated balance sheets.

Three months ended March 31, 2004		Additions		Deductions	Balance at March 31, 2004
	Balance at December 31, 2003	Charged (Credited) to Costs & Expenses	Charged (Credited) to Other Accounts
Warranty liability	$1,541	$709	—	$(516)	$1,734

7.	STOCK-BASED COMPENSATION

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

Pro Forma Net Income & Earnings Per Share

	Three Months Ended
	March 31, 2004	March 31, 2003
Net income – as reported	$20,398	$10,539
Add: stock-based compensation expense included in reported net income, net of tax	0	0
Less: stock-based compensation expense, net of tax	(3,406)	(4,788)

Net income – pro forma	$16,992	$5,751

Earnings per share:
Basic-as reported	$0.26	$0.14
Basic-pro forma	$0.21	$0.08
Diluted-as reported	$0.25	$0.14
Diluted-pro forma	$0.21	$0.07

The pro forma amounts reflected above are not representative of the effects on reported net income in future years because, in general, the options granted typically do not vest for several years and additional awards are made each year. The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended
	March 31, 2004	March 31, 2003
Expected dividend yield	0.86%	0%
Expected life (years)	5.00	5.00
Expected volatility	55.9%	51.1%
Risk-free interest rate	3.05%	3.19%

8.	STOCKHOLDERS’ EQUITY

A summary of the changes in stockholders’ equity for the three months ended March 31, 2004 is as follows:

Stockholders’ Equity
Balance, December 31, 2003	$493,821

Net income	20,398
Dividend payments	(6,365)
Change in unrealized gain on marketable securities (net of deferred tax)	1,418
Unrealized foreign currency translation	(168)
Stock options exercised: various prices per share	3,878
Income tax benefit from exercise of non-qualified stock options	2,230

Balance, March 31, 2004	$515,212

On January 20, 2004 the board of directors declared a quarterly cash dividend of $0.08 per common share to be paid to stockholders of record at the close of business on February 3, 2004. The payment date of the quarterly dividend was February 17, 2004. The quarterly dividend payment was $6,365.

ADTRAN issued 286 shares of common stock to fulfill stock option exercises during the three months ended March 31, 2004. The stock options had exercise prices ranging from $8.70 to $34.91. ADTRAN received proceeds totaling $3,878 from the exercise of these stock options during the three months ended March 31, 2004.

9.	RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. In December 2003, the FASB issued FIN 46R (revised December 2003), which replaces FIN 46. FIN 46R clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. FIN 46R is required to be applied to entities that are considered special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003 and to entities not considered to be special-purpose entities by March 31, 2004. Since we do not have an interest in any special-purpose entities, or in entities or relationships that meet the definition of a variable interest entity, the accompanying consolidated financial statements were not affected by FIN 46R.

10.	RELATED PARTY TRANSACTIONS

We employ the law firm of one of our directors emeritus for legal services. All bills for services rendered by this firm are reviewed and approved by our chief financial officer. We believe that the fees for such services are comparable to those charged by other firms for services rendered to us.

One of our non-employee directors is the President – Customer Markets, of one of our significant customers. In the normal course of business, we receive payments from and make payments to this customer.

11.	SUBSEQUENT EVENTS

On April 13, 2004 ADTRAN announced that its board of directors declared a quarterly cash dividend of $0.08 per common share to be paid to stockholders of record at the close of business on May 4, 2004. The payment date will be May 18, 2004. The quarterly dividend payment will be approximately $6,400. The board of directors presently anticipates that it will declare a regular quarterly dividend so long as the present tax treatment of dividends exists and adequate levels of liquidity are maintained.

On April 29, 2004 ADTRAN announced that its board of directors authorized the repurchase of up to 4,000,000 shares of the Company’s common stock through open market purchases from time to time as conditions warrant. In addition, during April 2004 with the purchase of 323,400 shares, ADTRAN completed its prior share repurchase plan announced in July 2001.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of ADTRAN. ADTRAN and its representatives may from time to time make written or oral forward-looking statements, including statements contained in this report, our other filings with the Securities and Exchange Commission and in our reports to our stockholders. Generally, the words, “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “may,” “could” and similar expressions identify forward-looking statements. We caution you that any forward-looking statements made by or on our behalf are subject to uncertainties and other factors that could cause such statements to be wrong. Some of these uncertainties and other factors are listed below. They have been discussed in our most recent Form 10-K filed on March 12, 2004 with the SEC. Though we have attempted to list comprehensively these important factors, we caution investors that other factors may prove to be important in the future in affecting our operating results. New factors emerge from time to time, and it is not possible for us to predict all of these factors, nor can we assess the impact each factor or combination of factors may have on our business.

You are further cautioned not to place undue reliance on these forward-looking statements because they speak only of our views as of the date that the statements were made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following are some of the risks that could affect our financial performance or could cause actual results to differ materially from those expressed or implied in our forward-looking statements:

•	We must continue to update and improve our products and develop new products in order to compete and to keep pace with improvements in telecommunications technology.

•	We do not engage in long-term research and development processes, and as a consequence may miss certain market opportunities enjoyed by larger companies with substantially greater research and development efforts.

•	Our dependence on a limited number of suppliers may prevent us from delivering our products on a timely basis, which could have a material adverse effect on customer relations and operating results.

•	Our dependence on subcontractors may result in reduced control over product quality, delayed delivery of products, increased material cost from excess/obsolete material, and/or increased manufacturing costs, each of which could negatively affect customer relations and operating results.

•	We compete in markets that have become increasingly competitive, which may result in reduced gross profit margins and market share.

•	We depend heavily on sales to certain customers; the loss of any of these customers would significantly reduce our revenues and net income.

•	The lengthy approval process required by Incumbent Local Exchange Carriers (ILECs) and other carriers could result in fluctuations in our revenues.

•	Consolidation and deterioration in the competitive service provider market could result in a significant decrease in our revenue.

•	Increased sales volume in international markets could result in increased costs or loss of revenue due to factors inherent in these markets.

•	Our success depends on our ability to reduce the selling prices of succeeding generations of our products.

•	Our failure to maintain rights to intellectual property used in our business could adversely affect the development, functionality and commercialization of our products.

•	Our success depends on attracting and retaining key personnel.

•	The price of our common stock has been volatile and may continue to fluctuate significantly.

The foregoing list of risks is not exclusive.

OVERVIEW

ADTRAN designs, develops, manufactures, markets, and services a broad range of high-speed network access products utilized by providers of telecommunications services and enterprise end-users. We currently sell our products to a large number of carriers, including all Regional Bell Operating Companies (RBOCs), and to private and public enterprises worldwide.

Sales increased the first quarter of 2004 compared to the first quarter of 2003 due to our strategy of increasing unit volume and market share through the introduction of new products and succeeding generations of products having lower selling prices and increased functionality as compared to both the prior generation of a product and to the products of competitors. An important part of ADTRAN’s strategy is to reduce the cost of each succeeding product generation and then to lower the product’s selling price based on the cost savings achieved. As a part of this strategy, we seek to be a high-quality, low-cost provider of products in our markets. ADTRAN’s success to date is attributable in large measure to our ability to design our products initially with a view to their subsequent redesign, allowing both increased functionality and reduced manufacturing costs in each succeeding product generation. This strategy enables ADTRAN to sell succeeding generations of products to existing customers, while increasing our market share by selling these enhanced products to new customers.

Our sales and earnings increased from the first quarter of 2003 to the first quarter of 2004. The quarter-over-quarter increase in sales and earnings is attributable to an increase in sales of our Systems products and HDSL/ T1 products. The continuing increase in Systems revenue is attributable to increasing sales of new products comprised of DSLAMs, optical access products and NetVanta products. Additionally, the increase in systems revenue is attributable to continuing increases in sales of our Integrated Access Devices. The quarter-over-quarter increase in HDSL/ T1 revenue is primarily attributable to increasing Carrier Networks sales of our HDSL based Total Access 3000 broadband platform.

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

•	We review customer contracts to determine if all of the requirements for revenue recognition have been met prior to recording revenues from sales transactions. We generally record sales revenue upon shipment of our products, net of any discounts, since: (i) we generally do not have significant post-delivery obligations, (ii) the product price is fixed and determinable, (iii) collection of the resulting receivable is probable, and (iv) product returns are reasonably estimable. We generally ship products upon receipt of a purchase order from a customer. We evaluate shipping terms and we record revenue on products shipped in accordance with the applicable terms of each respective contract. We defer revenue on customer billings for our maintenance service programs that are paid up front. We currently offer one-year, three-year, and five-year maintenance contracts, primarily on Enterprise Networks Division products sold through distribution channels. Revenue attributable to these maintenance contracts is recognized ratably on a straight-line basis over the related contract. Current deferred revenue items are included in the current liabilities section of the accompanying consolidated balance sheets as unearned revenue. Long-term deferred revenue items are included in other non-current liabilities in the accompanying consolidated balance sheets.

We participate in cooperative advertising and market development programs with certain customers. We use these programs to reimburse customers for certain forms of advertising, and in general, to allow our customers credits up to a specified percentage of their net purchases. Our costs associated with these programs are estimated and accrued at the time of sale and are included in marketing expenses in our consolidated statements of income. We also participate in rebate programs to provide sales incentives for certain products. Our costs associated with these programs are estimated and accrued at the time of sale, and are recorded as a reduction of sales in our consolidated statements of income. Sales returns are accrued based on historical sales return experience, which we believe provides a reasonable estimate of future returns. Product returns are generally limited to customers who purchase our products under specific sales agreements that govern their rights of return.

Prior to accepting a new customer, we perform a detailed credit review of the customer. Credit limits are established for each new customer based on the results of this credit review. Payment terms are established for each new customer, and collection experience is reviewed periodically in order to determine if the customer’s payment terms and credit limits need to be revised. We maintain allowances for doubtful accounts for losses resulting from the inability of our customers to make required payments. If the financial conditions of our customers were to deteriorate, resulting in an impairment of their ability to make payments, we might be required to make additional allowances. If circumstances change with regard to individual receivable balances that had previously been determined to be uncollectible (and for which a specific reserve had been established), a reduction in our allowance for doubtful accounts may be required. Our allowance for doubtful accounts was $1.7 million at March 31, 2004 and December 31, 2003.

•	We carry our inventory at the lower of cost or market, with cost being determined using the first-in, first-out method. We use standard costs for material, labor, and manufacturing overhead to value our inventory. Our standard costs are updated on a monthly basis and any variances are accounted for in the current period. Therefore, our inventory costs approximate actual costs at the end of each reporting period. We write-down our inventory for estimated obsolescence or unmarketable inventory by an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, we may be required to make additional inventory write-downs. Our reserve for excess and obsolete inventory was $3.4 million and $3.1 million at March 31, 2004 and December 31, 2003, respectively.

•	The objective of our short-term investment policy is to preserve principal and maintain adequate liquidity with appropriate diversification, while emphasizing market returns on our monetary assets. The objective of our long-term investment policy is to emphasize total return; that is, the aggregate return from capital appreciation, dividend income, and interest income. This is achieved through investments with appropriate diversification in fixed and variable rate income, public equity, and private equity portfolios. We have experienced significant volatility in the market prices of our publicly traded equity investments. These investments are recorded on the consolidated balance sheets at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss), net of tax. The ultimate realized value on these equity investments is subject to market price volatility until they are sold.

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

•	We estimate our income tax provision or benefit in each of the jurisdictions in which we operate, including estimating exposures related to examinations by taxing authorities. We must also make judgements regarding the realization of deferred tax assets. The carrying value of our net deferred tax assets is based on our belief that it is more likely than not that we will generate sufficient future taxable income in certain jurisdictions to realize these deferred tax assets. A valuation allowance has been established for deferred tax assets which we do not believe meet the more-likely-than-not criteria established by SFAS No. 109 Accounting for Income Taxes. Our estimates regarding future taxable income and income tax provision or benefit may vary due to changes in market conditions, changes in tax laws, or other factors. If our assumptions, and consequently our estimates, change in the future, the valuation allowances we have established may be increased or decreased, impacting future income tax expense.

•	We estimate our cost to repair or replace defective products at the time revenue is recognized and include this cost in cost of goods sold in our consolidated statements of income. Our products generally include warranties of one to 10 years for product defects. The liability for warranty returns totaled $1.7 million and $1.5 million at March 31, 2004 and December 31, 2003, respectively. These liabilities are included in accrued expenses in the accompanying consolidated balance sheets. Our estimates regarding future warranty obligations may change due to product failure rates, shipment volumes, and other rework costs incurred in correcting a product failure. If our estimates change in the future, the liability for warranty returns we have established may be increased or decreased, impacting future cost of goods sold.

RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

SALES

ADTRAN’s sales increased 32.3% from $86.2 million in the three months ended March 31, 2003 to $114.0 million in the three months ended March 31, 2004. The increase is primarily the result of increasing unit volume and market share gains. In particular, the increase in overall sales is attributable to an increase in sales of our Systems products and High-bit-rate Digital Subscriber Line (HDSL)/T1 products, partially offset by decreased sales of our Digital Business Transport (DBT)/Total Reach products. The increase in Systems revenue is attributable to sales of DSLAMs, Integrated Access Devices, optical access products and NetVanta products. The increase in HDSL/ T1 revenue is primarily attributable to increasing Carrier Networks sales of our HDSL based Total Access 3000 broadband platform.

Carrier Networks sales increased 35.3% from $57.8 million in the three months ended March 31, 2003 to $78.2 million in the three months ended March 31, 2004. The increase in Carrier Networks sales is primarily attributable to an increase in sales of DSLAMs and optical access products. Carrier Networks sales as a percentage of total sales increased from 67.0% in the three months ended March 31, 2003 to 68.5% in the three months ended March 31, 2004.

Enterprise Networks sales increased 26.4% from $28.4 million in the three months ended March 31, 2003 to $35.9 million in the three months ended March 31, 2004. The increase in Enterprise Networks sales is primarily attributable to an increase in sales of Integrated Access Devices and NetVanta products. Enterprise Networks sales as a percentage of total sales decreased from 33.0% for the three months ended March 31, 2003 to 31.5% for the three months ended March 31, 2004.

Foreign sales increased 60.6% from $3.3 million in the three months ended March 31, 2003 to $5.3 million in the three months ended March 31, 2004. The increase in foreign sales is attributable to an overall increase in demand in Australia and Canada in the three months ended March 31, 2004.

COST OF SALES

As a percentage of sales, cost of sales decreased from 45.4% in the three months ended March 31, 2003 to 42.5% in the three months ended March 31, 2004. This decrease in cost of sales as a percentage of sales is primarily related to manufacturing efficiencies, the timing differences between the recognition of cost reductions and the lowering of product selling prices and the sales of higher margin new products.

Carrier Networks cost of sales, as a percent of division sales, decreased from 46.1% in the three months ended March 31, 2003 to 44.0% in the three months ended March 31, 2004. Enterprise Networks cost of sales, as a percent of division sales, decreased from 43.9% in the three months ended March 31, 2003 to 39.5% in the three months ended March 31, 2004.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased 10.4% from $20.2 million in the three months ended March 31, 2003 to $22.3 million in the three months ended March 31, 2004. The increase in selling, general and administrative expenses is primarily related to the increase in sales.

Selling, general and administrative expenses as a percentage of sales decreased from 23.4% in the three months ended March 31, 2003 to 19.5% in the three months ended March 31, 2004. The decrease in selling, general and administrative expenses as a percent of sales is due to our continued control of discretionary spending as sales increased. Selling, general and administrative expenses as a percent of sales will fluctuate whenever there is a significant fluctuation in revenues during the periods being compared.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased 3.5% from $14.3 million in the three months ended March 31, 2003 to $14.8 million in the three months ended March 31, 2004. As a percentage of sales, research and development expenses decreased from 16.6% in the three months ended March 31, 2003 to 13.0% in the three months ended March 31, 2004. The decrease in research and development expenses as a percent of sales is due to our continued control of discretionary spending as sales increased. Research and development expenses as a percent of sales will fluctuate whenever there is a significant fluctuation in revenues during the periods being compared.

ADTRAN will continue to incur research and development expenses in connection with its new products and its expansion into international markets. ADTRAN continually evaluates new product opportunities and engages in intensive research and product development efforts. ADTRAN expenses all product research and development costs as incurred. As a result, ADTRAN may incur significant research and development expenses prior to the receipt of revenues from a major new product group.

INTEREST INCOME

Interest income decreased 12.0% from $2.5 million in the three months ended March 31, 2003 to $2.2 million in the three months ended March 31, 2004. This decrease is primarily related to lower interest rates.

INTEREST EXPENSE

Interest expense decreased from $660 thousand in the three months ended March 31, 2003 to $644 thousand in the three months ended March 31, 2004.

NET REALIZED INVESTMENT GAIN (LOSS)

Net realized investment gain (loss) changed from a net gain of $2 thousand in the three months ended March 31, 2003 to a net loss of $126 thousand in the three months ended March 31, 2004.

OTHER INCOME

Other income decreased from $389 thousand in the three months ended March 31, 2003 to $360 thousand in the three months ended March 31, 2004. This decrease is primarily related to a decrease in realized foreign currency gains.

INCOME TAXES

Our effective tax rate increased from 29.0% in the three months ended March 31, 2003 to a 32.5% in the three months ended March 31, 2004. This increase is primarily related to a higher mix of taxable income, and lower research and development tax credits and economic incentive credits as a percent of taxable income. ADTRAN resolved certain tax contingencies resulting in the reduction of our effective tax rate from 32.0% to 29.0% for the three months ended March 31, 2003.

NET INCOME

As a result of the above factors, net income increased $9.9 million from $10.5 million in the three months ended March 31, 2003 to $20.4 million in the three months ended March 31, 2004. As a percentage of sales, net income increased from 12.2% in the three months ended March 31, 2003 to 17.9% in the three months ended March 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Fifty million dollars of the expansion of Phase III of our corporate headquarters was approved for participation in an incentive program offered by the Alabama State Industrial Development Authority (the “Authority”). The incentive program enables participating companies to generate Alabama corporate income tax credits that can be used to reduce the amount of Alabama corporate income taxes that would otherwise be payable. We cannot be certain that the state of Alabama will continue to make these corporate income tax credits available in the future, and therefore, we may not realize the full benefit of these incentives. Through March 31, 2004, the Authority had issued $50.0 million of its taxable revenue bonds pursuant to the incentive program and loaned the proceeds from the sale of the bonds to ADTRAN. We are required to make payments to the Authority in the amounts necessary to pay the principal of and interest on the Authority’s Taxable Revenue Bond, Series 1995, as amended, currently outstanding in the aggregate principal amount of $50.0 million. The bond matures on January 1, 2020, and bears interest at the rate of 5%. Included in long-term investments are $50.0 million of restricted funds, which is a collateral deposit against the principal amount of this bond. In conjunction with this program, we are eligible to receive certain economic incentives from the state of Alabama that reduce the amount of payroll withholdings that we are required to remit to the state for those employment positions that qualify under the program.

In July 2003, the board of directors elected to begin declaring quarterly dividends on our common stock, and anticipates that it will declare a regular quarterly dividend so long as the present tax treatment of dividends exists and adequate levels of liquidity are maintained. The board declared a quarterly cash dividend on January 20, 2004. The quarterly cash dividend was $0.08 per common share to be paid to holders of record at the close of business on February 3, 2004, with a payment date of February 17, 2004. The quarterly dividend payment was approximately $6.4 million. On April 13, 2004, the board of directors declared a quarterly cash dividend of $0.08 per common share to be paid to stockholders of record at the close of business on May 4, 2004. The quarterly dividend payment will be approximately $6.4 million and will be paid on May 18, 2004.

On October 13, 2003, we announced that our board of directors declared, effective December 15, 2003, a two-for-one stock split to be effected in the form of a stock dividend of one share of common stock for each outstanding share of common stock for stockholders of record on December 1, 2003. Share and per share amounts, including stock options, in the accompanying Consolidated Financial Statements and Notes to Consolidated Financial Statements have been adjusted to reflect our stock split.

Our working capital, which consists of current assets less current liabilities, increased 20.3% from $220.1 million as of December 31, 2003 to $264.8 million as of March 31, 2004. The quick ratio, defined as cash, cash equivalents, short-term investments, and net accounts receivable, divided by current liabilities, increased from 4.87 as of December 31, 2003 to 5.15 as of March 31, 2004. The current ratio, defined as current assets divided by current liabilities, decreased from 6.46 as of December 31, 2003 to 6.26 as of March 31, 2004. The change in the liquidity ratios is primarily related to increases in cash and cash equivalents, short-term investments, accounts receivable and inventory. Additionally, the liquidity ratios were also effected by the change in income tax position during the first quarter of 2004. As of December 31, 2003, we had an income tax receivable of $11.6 million and at March 31, 2004 we had an income tax payable of $10.2 million. The income tax receivable was generated in the fourth quarter of 2003 from the tax benefit associated with the exercise of non-qualified stock options. During the first quarter of 2004, we received a tax refund for this overpayment.

We receive an income tax deduction for the difference between the exercise price and the market price of non-qualified stock options upon exercise by employees. We recorded $2.2 million and $23.6 million during the three months ended March 31, 2004 and the year ended December 31, 2003, respectively, as an income tax deduction for the difference between the exercise price and the market price of non-qualified stock option exercises.

At March 31, 2004, our cash on hand of $171.2 million and short-term investments of $21.5 million placed our short-term liquidity in cash, cash equivalents, and short-term investments at $192.7 million. At December 31, 2003, our cash on hand of $132.1 million and short-term investments of $11.9 million placed our short-term liquidity in cash, cash equivalents, and short-term investments at $144.0 million. This increase is primarily attributable to our ability to generate cash from operations, a movement of monetary assets from long-term investments to cash and cash equivalents, the movement of bonds maturing within one year from long-term investments to short-term investments, and the proceeds received from the exercise of employee stock options.

At March 31, 2004, our long-term investments decreased by 9.7% to $211.0 million from $233.7 million at December 31, 2003. This decrease is primarily attributable to a movement of monetary assets from long-term investments to cash and cash equivalents, and the movement of bonds maturing within one year from long-term investments to short-term investments, partially offset by increases in market value of long-term available-for-sale securities. Long-term investments at March 31, 2004, and December 31, 2003, include a restricted balance of $50.0 million related to our revenue bonds, as discussed above. We intend to finance our operations in the future with cash flow from operations and our remaining borrowed taxable revenue bond proceeds. We believe these available sources of funds to be adequate to meet our operating and capital needs for the foreseeable future.

Net accounts receivable increased 27.4% from December 31, 2003 to March 31, 2004. Quarterly accounts receivable days sales outstanding increased 11 days from 42 days as of December 31, 2003 to 53 days as of

March 31, 2004. This increase in accounts receivable is caused by seasonality of sales. Other receivables decreased 27.8% from December 31, 2003 to March 31, 2004, primarily resulting from variations of timing of payments from subcontractors. Quarterly inventory turnover decreased from 4.86 turns as of December 31, 2003 to 4.60 turns as of March 31, 2004. The decrease in inventory turnover is attributable to an increase in inventory in anticipation of increased sales.

Accounts payable increased 2.5% from December 31, 2003 to March 31, 2004. Accrued expenses increased 25.4% from December 31, 2003 to March 31, 2004. These increases are primarily related to the variations of timing of payments, increased business activity, and a net increase in our warranty reserve related to the expanding base of ADTRAN products in the field under warranty. Capital expenditures totaled approximately $1.1 million and $1.0 million for the three months ended March 31, 2004 and 2003, respectively. These expenditures were primarily used to purchase computer hardware, computer software, manufacturing equipment, and test equipment.

In July 2001, the board of directors approved the repurchase of 2,000,000 shares of ADTRAN common stock on a pre-split basis. The total number of shares authorized were not effected by the stock split. As of March 31, 2004, we had repurchased 1,676,552 shares of our common stock on a pre-split basis (3,353,104 shares post-split) at a total cost of $31.7 million and had the authority to purchase an additional 323,448 (pre-split and post-split) shares. No shares were purchased during the three months ended March 31, 2004. During April 2004, with the purchase of 323,400 shares, we completed our July 2001 share repurchase plan. On April 29, 2004 ADTRAN announced that its board of directors authorized the repurchase of up to 4,000,000 shares of the Company’s common stock through open market purchases from time to time as conditions warrant.

We issued 286,407 shares of common stock for $3.9 million during the three months ended March 31, 2004, to accommodate employee stock option exercises. During 2003, we issued 4,125,242 shares of treasury stock and 404,029 shares of common stock to accommodate employee stock option exercises.

We have used, and expect to continue to use, the cash generated from operations for working capital, dividend payments, and other general corporate purposes, including (i) product development activities to enhance our existing products and develop new products and (ii) expansion of sales and marketing activities.

During the three months ended March 31, 2004, there have been no material changes in contractual obligations and commercial commitments from those discussed in our most recent Form 10-K filed on March 12, 2004. We do not have off-balance sheet financing arrangements and have not engaged in any related party transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources. We have committed to invest up to an aggregate of $7.9 million in two private equity funds, of which $2.0 million has been invested to date. The duration of each of these commitments is five years with $2.9 million expiring in 2005 and $5.0 million expiring in 2007.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. In December 2003, the FASB issued FIN 46R (revised December 2003), which replaces FIN 46. FIN 46R clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. FIN 46R is required to be applied to entities that are considered special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003 and to entities not considered to be special-purpose entities by March 31, 2004. Since we do not have an interest in any special-purpose entities or in entities or relationships that meet the definition of a variable interest entity, the accompanying consolidated financial statements were not affected by FIN 46R.

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

(b) Reports on Form 8-K

On January 21, 2004, ADTRAN, Inc. furnished a current report on Form 8-K announcing its financial results for the fiscal quarter ended December 31, 2003 and certain other information.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADTRAN, INC.
(Registrant)

Date: May 3, 2004	/s/ James E. Matthews
James E. Matthews
Senior Vice President - Finance and
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications