Form 10-Q
period 2004-06-30
ADTRAN INC
filed 2004-08-06
CIK 926282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2004

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date:

Class	Outstanding at July 31, 2004
Common Stock, $.01 Par Value	79,651,876 shares

ADTRAN, INC.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2004

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADTRAN, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$230,904	$132,072
Short-term investments	15,037	11,865
Accounts receivable, less allowance for doubtful accounts of $2,702 and $1,746 at June 30, 2004 and December 31, 2003, respectively	69,657	52,384
Other receivables	7,273	6,988
Income tax receivable	—	11,586
Inventory, net	43,649	39,975
Prepaid expenses	2,673	2,127
Deferred tax assets	4,718	3,381

Total current assets	373,911	260,378

Property, plant and equipment, net	93,053	97,667
Other assets	496	493
Long-term investments	144,269	233,734

Total assets	$611,729	$592,272

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$26,024	$24,821
Unearned revenue	2,597	3,209
Accrued expenses	3,367	2,476
Accrued payroll	7,453	9,658
Income tax payable	2,423	145

Total current liabilities	41,864	40,309

Deferred tax liabilities	2,980	7,254
Other non-current liabilities	1,544	888
Bonds payable	50,000	50,000

Total liabilities	96,388	98,451

Commitments and contingencies (see Note 11)

Stockholders’ equity
Common stock, par value $0.01 per share; 200,000 shares authorized; 79,634 and 79,294 shares issued at June 30, 2004 and December 31, 2003, respectively	796	793
Additional paid-in capital	142,764	135,814
Accumulated other comprehensive income	7,860	10,012
Retained earnings	376,292	347,202
Less treasury stock at cost: 497 at June 30, 2004	(12,371)	—

Total stockholders’ equity	515,341	493,821

Total liabilities and stockholders’ equity	$611,729	$592,272

See notes to consolidated financial statements

ADTRAN, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Sales	$120,601	$90,437	$234,640	$176,659
Cost of sales	50,840	40,737	99,361	79,886

Gross profit	69,761	49,700	135,279	96,773

Selling, general and administrative expenses	23,984	20,346	46,254	40,503
Research and development expenses	15,896	13,639	30,713	27,909

Operating income	29,881	15,715	58,312	28,361

Interest income	1,862	2,178	4,060	4,646
Interest expense	(644)	(660)	(1,288)	(1,319)
Net realized investment gain (loss)	71	225	(55)	226
Other income (expense), net	530	504	891	893

Income before provision for income taxes	31,700	17,962	61,920	32,807

Provision for income taxes	(10,302)	(5,583)	(20,124)	(9,889)

Net income	$21,398	$12,379	$41,796	$22,918

Weighted average shares outstanding	79,313	76,037	79,405	75,618

Weighted average shares outstanding assuming dilution (1)	82,221	79,899	82,517	79,019

Earnings per common share – basic	$0.27	$0.16	$0.53	$0.30

Earnings per common share – assuming dilution (1)	$0.26	$0.15	$0.51	$0.29

Dividends per share (2)	$0.08	$0.00	$0.16	$0.00

(1)	Assumes exercise of dilutive stock options calculated under the treasury stock method.
(2)	During the three and six months ended June 30, 2004, ADTRAN declared and paid a quarterly dividend of $0.08 and $0.16 per common share, respectively.

See notes to consolidated financial statements

ADTRAN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$41,796	$22,918
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,380	7,722
(Gain) loss on sale of long-term investments	55	(226)
Loss on sale of property, plant and equipment	7	5
Deferred income taxes	(4,573)	313
Income tax benefit from exercise of non-qualified stock options	2,520	—
Changes in operating assets and liabilities:
Accounts receivable, net	(17,273)	(12,104)
Other receivables	(285)	1,538
Income tax receivable	11,586	—
Inventory, net	(3,674)	612
Prepaid expenses and other assets	(548)	523
Accounts payable	1,203	1,753
Accrued expenses and other liabilities	(1,270)	910
Income tax payable	2,277	(3,510)

Net cash provided by operating activities	39,201	20,454

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,807)	(2,390)
Proceeds from disposition of property, plant and equipment	34	7
Proceeds from maturities of held-to-maturity investments	2,000	5,598
Purchases of held-to-maturity investments	—	(7,433)
Proceeds from sales of available-for-sale investments	81,500	49,211
Purchases of available-for-sale investments	(81)	(85,365)

Net cash provided by (used in) investing activities	80,646	(40,372)

Cash flows from financing activities:
Proceeds from stock option exercises	4,433	21,270
Purchases of treasury stock	(12,371)	—
Dividend payments	(12,706)	—

Net cash provided by (used in) financing activities	(20,644)	21,270

Net increase in cash and cash equivalents	99,203	1,352
Effect of exchange rate changes	(371)	201
Cash and cash equivalents, beginning of period	132,072	125,092

Cash and cash equivalents, end of period	$230,904	$126,645

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

Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected to occur for the year ending December 31, 2004. The interim statements should be read in conjunction with the financial statements and notes thereto included in ADTRAN’s Annual Report on Form 10-K for the year ended December 31, 2003.

On October 13, 2003, the board of directors declared, effective December 15, 2003, a two-for-one stock split to be effected in the form of a stock dividend of one share of common stock for each outstanding share of common stock for stockholders of record on December 1, 2003. Share and per share amounts, including stock options, in the accompanying Consolidated Statements of Income and Notes to Consolidated Financial Statements have been retroactively adjusted to reflect this stock split.

2.    INVENTORY

At June 30, 2004 and December 31, 2003, inventory consisted of the following:

	June 30, 2004	December 31, 2003
Raw materials	$23,291	$19,526
Work in progress	5,197	3,937
Finished goods	18,917	19,614
Inventory reserve	(3,756)	(3,102)

Inventory, net	$43,649	$39,975

3.    COMPREHENSIVE INCOME

Comprehensive income consists of net income, unrealized foreign currency translation adjustments (net of deferred taxes) and unrealized gains and losses on marketable securities (net of deferred taxes).

	Six Months Ended June 30,
	2004	2003
Net income	$41,796	$22,918
Foreign currency translation gain (loss), net of deferred taxes	(371)	201
Change in unrealized gain (loss) on available-for–sale securities, net of deferred taxes	(1,781)	1,957

Total comprehensive income	$39,644	$25,076

4.    EARNINGS PER SHARE

A summary of the calculation of basic and diluted earnings per share (EPS) for the three and six months ended June 30, 2004 and 2003 is as follows:

	For the Three Months Ended June 30, 2004
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS
Income available to common stockholders	$21,398	79,313	$0.27

Effect of Dilutive Securities
Stock options		2,908

Diluted EPS
Income available to common stockholders plus assumed conversions	$21,398	82,221	$0.26

	For the Six Months Ended June 30, 2004
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS
Income available to common stockholders	$41,796	79,405	$0.53

Effect of Dilutive Securities
Stock options		3,112

Diluted EPS
Income available to common stockholders plus assumed conversions	$41,796	82,517	$0.51

	For the Three Months Ended June 30, 2003
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS
Income available to common stockholders	$12,379	76,037	$0.16

Effect of Dilutive Securities
Stock options		3,862

Diluted EPS
Income available to common stockholders plus assumed conversions	$12,379	79,899	$0.15

	For the Six Months Ended June 30, 2003
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS
Income available to common stockholders	$22,918	75,618	$0.30

Effect of Dilutive Securities
Stock options		3,401

Diluted EPS
Income available to common stockholders plus assumed conversions	$22,918	79,019	$0.29

The following options were outstanding during the respective periods shown below, but were not included in the computation of that period’s diluted EPS because the options’ exercise prices were greater than the average market price of the common shares shown below, therefore making them anti-dilutive under the treasury method.

Outstanding Options

Three Months Ended		Six Months Ended
June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
739	118	712	43

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

The table below presents information about the reported sales and gross profit of ADTRAN’s segments for the three and six months ended June 30, 2004 and 2003. Asset information by reportable segment is not reported, since ADTRAN does not produce such information internally.

	Three Months Ended June 30, 2004		Six Months Ended June 30, 2004
	Sales	Gross Profit	Sales	Gross Profit
Carrier Networks	$86,624	$48,732	$164,786	$92,541
Enterprise Networks	33,977	21,029	69,854	42,738

Total	$120,601	$69,761	$234,640	$135,279

	Three Months Ended June 30, 2003		Six Months Ended June 30, 2003
	Sales	Gross Profit	Sales	Gross Profit
Carrier Networks	$62,105	$33,055	$119,911	$64,190
Enterprise Networks	28,332	16,645	56,748	32,583

Total	$90,437	$49,700	$176,659	$96,773

The table below presents sales information by geographic region for the three months and six months ended June 30, 2004 and 2003.

Sales by Geographic Region

	Three Months Ended
	June 30, 2004	June 30, 2003
United States	$111,477	$85,299
Foreign	9,124	5,138

Total	$120,601	$90,437

	Six Months Ended
	June 30, 2004	June 30, 2003
United States	$220,217	$168,231
Foreign	14,423	8,428

Total	$234,640	$176,659

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

The table below presents sales information by product for the three and six months ended June 30, 2004 and 2003.

	Three Months Ended
	June 30, 2004	June 30, 2003
Digital Business Transport (DBT)/Total Reach®	$6,357	$8,345
High-bit-rate Digital Subscriber Line (HDSL)/T1	54,660	43,336
Systems	59,584	38,756

Total	$120,601	$90,437

	Six Months Ended
	June 30, 2004	June 30, 2003
Digital Business Transport (DBT)/Total Reach®	$12,407	$16,221
High-bit-rate Digital Subscriber Line (HDSL)/T1	107,693	90,982
Systems	114,540	69,456

Total	$234,640	$176,659

6.    LIABILITY FOR WARRANTY RETURNS

ADTRAN’s products generally include warranties of one to 10 years for product defects. ADTRAN accrues for warranty returns at the cost to repair or replace the defective products at the time revenue is recognized. ADTRAN engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers. Our warranty obligation is affected by product failure rates, material usage and other rework costs incurred in correcting a product failure. The liability for warranty returns totaled $1,624 and $1,541 at June 30, 2004 and December 31, 2003, respectively. These liabilities are included in accrued expenses in the accompanying consolidated balance sheets.

	Six months ended June 30, 2004
		Additions
	Balance at December 31, 2003	Charged (Credited) to Costs & Expenses	Charged (Credited) to Other Accounts	Deductions	Balance at June 30, 2004
Warranty liability	$1,541	$1,073	—	$(990)	$1,624

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

Pro Forma Net Income & Earnings Per Share

	Three Months Ended
	June 30, 2004	June 30, 2003
Net income – as reported	$21,398	$12,379
Less: stock-based compensation expense, net of tax	(3,405)	(4,824)

Net income – pro forma	$17,993	$7,555

Earnings per share:
Basic-as reported	$0.27	$0.16
Basic-pro forma	$0.23	$0.10
Diluted-as reported	$0.26	$0.15
Diluted-pro forma	$0.22	$0.09

	Six Months Ended
	June 30, 2004	June 30, 2003
Net income – as reported	$41,796	$22,918
Less: stock-based compensation expense, net of tax	(6,811)	(9,612)

Net income – pro forma	$34,985	$13,306

Earnings per share:
Basic-as reported	$0.53	$0.30
Basic-pro forma	$0.44	$0.18
Diluted-as reported	$0.51	$0.29
Diluted-pro forma	$0.42	$0.17

The pro forma amounts reflected above are not representative of the effects on reported net income in future years because, in general, the options granted typically do not vest for several years and additional awards are made each year. The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Expected dividend yield	1.08%	0%	0.97%	0%
Expected life (years)	5.00	5.00	5.00	5.00
Expected volatility	55.9%	51.1%	55.9%	51.1%
Risk-free interest rate	3.45%	3.20%	3.25%	3.20%

8.    STOCKHOLDERS’ EQUITY

A summary of the changes in stockholders’ equity for the six months ended June 30, 2004 is as follows:

Stockholders’ Equity
Balance, December 31, 2003	$493,821

Net income	41,796
Dividend payments	(12,706)
Change in unrealized gain on marketable securities (net of deferred taxes)	(1,781)
Unrealized foreign currency translation (net of deferred taxes)	(371)
Exercise of stock options	4,433
Purchase of treasury stock	(12,371)
Income tax benefit from exercise of non-qualified stock options	2,520

Balance, June 30, 2004	$515,341

On January 20, 2004 the board of directors declared a quarterly cash dividend of $0.08 per common share to be paid to stockholders of record at the close of business on February 3, 2004. The payment date of the quarterly dividend was February 17, 2004. The quarterly dividend payment was $6,365.

On April 13, 2004 the board of directors declared a quarterly cash dividend of $0.08 per common share to be paid to stockholders of record at the close of business on May 4, 2004. The payment date of the quarterly dividend was May 18, 2004. The quarterly dividend payment was $6,341.

ADTRAN issued 340 shares of common stock to fulfill stock option exercises during the six months ended June 30, 2004. The stock options had exercise prices ranging from $8.70 to $37.18. ADTRAN received proceeds totaling $4,433 from the exercise of these stock options during the six months ended June 30, 2004.

ADTRAN repurchased 497 shares of its common stock through open market purchases at a total cost of $12,371 during the six months ended June 30, 2004 and had the authority to purchase an additional 3,827 shares.

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

10.    RELATED PARTY TRANSACTIONS

We employ the law firm of one of our directors emeritus for legal services. All bills for services rendered by this firm are reviewed and approved by our chief financial officer. We believe that the fees for such services are comparable to those charged by other firms for services rendered to us. We paid $60 and $50 during the six months ended June 30, 2004 and 2003, respectively, for legal services rendered.

One of our non-employee directors is the President – Customer Markets, of one of our significant customers who is also a vendor. In the normal course of business, we receive payments from and make payments to this customer. For the six months ended June 30, 2004 and 2003 we received payments, directly and indirectly, from this customer in the amount of approximately $12,700 and $13,400, respectively, for products supplied to this customer. In addition, for the six months ended June 30, 2004 and 2003 we paid to this customer $323 and $253, respectively, for services provided to us.

11.    COMMITMENTS AND CONTINGENCIES

We have certain contingent liabilities resulting from litigation or other matters arising in the normal course of business. Although the outcome of any litigation and other matters can never be certain, it is our opinion that the outcome of such contingencies will not materially affect our business, operations, financial condition or cash flows.

During the six months ended June 30, 2004, there have been no material changes in contractual obligations and commercial commitments from those discussed in our most recent Form 10-K filed on March 12, 2004. We do not have off-balance sheet financing arrangements and have not engaged in any related party transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources. We have committed to invest up to an aggregate of $7,900 in two private equity funds, of which $2,000 has been invested to date. The duration of each of these commitments is five years with $2,900 expiring in 2005 and $5,000 expiring in 2007.

12.    SUBSEQUENT EVENTS

On July 12, 2004 ADTRAN announced that its board of directors declared a quarterly cash dividend of $0.08 per common share to be paid to stockholders of record at the close of business on August 3, 2004. The payment date will be August 17, 2004. The quarterly dividend payment will be approximately $6,400. The board of directors presently anticipates that it will declare a regular quarterly dividend so long as the present tax treatment of dividends exists and adequate levels of liquidity are maintained.

During July 2004, ADTRAN repurchased 927 shares of its common stock at an average price of $25.01 through open market purchases.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of ADTRAN. ADTRAN and its representatives may from time to time make written or oral forward-looking statements, including statements contained in this report, our other filings with the Securities and Exchange Commission and in our reports to our stockholders. Generally, the words, “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “may,” “could” and similar expressions identify forward-looking statements. We caution you that any forward-looking statements made by us or on our behalf are subject to uncertainties and other factors that could cause such statements to be wrong. Some of these uncertainties and other factors are listed below. They have been discussed in our most recent Form 10-K filed on March 12, 2004 with the SEC. Though we have attempted to list comprehensively these important factors, we caution investors that other factors may prove to be important in the future in affecting our operating results. New factors emerge from time to time, and it is not possible for us to predict all of these factors, nor can we assess the impact each factor or combination of factors may have on our business.

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

Sales and earnings continue to grow due to our strategy of increasing unit volume and market share through the introduction of new products and succeeding generations of products having lower selling prices and increased functionality as compared to both the prior generation of a product and to the products of competitors. An important part of ADTRAN’s strategy is to reduce the cost of each succeeding product generation and then to lower the product’s selling price based on the cost savings achieved. As a part of this strategy, we seek to be a high-quality, low-cost provider of products in our markets. ADTRAN’s success to date is attributable in large measure to our ability to design our products initially with a view to their subsequent redesign, allowing both increased functionality and reduced manufacturing costs in each succeeding product generation. This strategy enables ADTRAN to sell succeeding generations of products to existing customers, while increasing our market share by selling these enhanced products to new customers.

Our sales and earnings increased from the second quarter of 2003 to the second quarter of 2004. The quarter-over-quarter increase in sales and earnings is attributable to an increase in sales of our Systems products and HDSL/ T1 products. The continuing increase in Systems revenue is attributable to increasing sales of new products comprised of DSLAMs, optical access products and NetVanta products. Additionally, the increase in Systems revenue is attributable to continuing increases in sales of our Integrated Access Devices. The quarter-over-quarter increase in HDSL/ T1 revenue is primarily attributable to increasing Carrier Networks sales of our HDSL based Total Access 3000 broadband platform.

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

Prior to accepting a new customer, we perform a detailed credit review of the customer. Credit limits are established for each new customer based on the results of this credit review. Payment terms are established for each new customer, and collection experience is reviewed periodically in order to determine if the customer’s payment terms and credit limits need to be revised. We maintain allowances for doubtful accounts for losses resulting from the inability of our customers to make required payments. If the financial conditions of our customers were to deteriorate, resulting in an impairment of their ability to make payments, we might be required to make additional allowances. If circumstances change with regard to individual receivable balances that had previously been determined to be uncollectible (and for which a specific reserve had been established), a reduction in our allowance for doubtful accounts may be required. Our allowance for doubtful accounts was $2.7 million and $1.7 million at June 30, 2004 and December 31, 2003, respectively.

•	We carry our inventory at the lower of cost or market, with cost being determined using the first-in, first-out method. We use standard costs for material, labor, and manufacturing overhead to value our inventory. Our standard costs are updated on a monthly basis and any variances are accounted for in the current period. Therefore, our inventory costs approximate actual costs at the end of each reporting period. We write-down our inventory for estimated obsolescence or unmarketable inventory by an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, we may be required to make additional inventory write-downs. Our reserve for excess and obsolete inventory was $3.8 million and $3.1 million at June 30, 2004 and December 31, 2003, respectively.

•	The objective of our short-term investment policy is to preserve principal and maintain adequate liquidity with appropriate diversification, while emphasizing market returns on our monetary assets. The objective of our long-term investment policy is to emphasize total return; that is, the aggregate return from capital appreciation, dividend income, and interest income. This is achieved through investments with appropriate diversification in fixed and variable rate income, public equity, and private equity portfolios. We have experienced significant volatility in the market prices of our publicly traded equity investments. These investments are recorded on the consolidated balance sheets at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss), net of tax. The ultimate realized value on these equity investments is subject to market price volatility until they are sold.

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

•	We estimate our income tax provision or benefit in each of the jurisdictions in which we operate, including estimating exposures related to examinations by taxing authorities. We must also make judgements regarding the realization of deferred tax assets. The carrying value of our net deferred tax assets is based on our belief that it is more likely than not that we will generate sufficient future taxable income in certain jurisdictions to realize these deferred tax assets. A valuation allowance has been established for deferred tax assets which we do not believe meet the more-likely-than-not criteria established by SFAS No. 109, Accounting for Income Taxes. Our estimates regarding future taxable income and income tax provision or benefit may vary due to changes in market conditions, changes in tax laws, or other factors. If our assumptions, and consequently our estimates, change in the future, the valuation allowances we have established may be increased or decreased, impacting future income tax expense.

•	We estimate our cost to repair or replace defective products at the time revenue is recognized and include this cost in cost of goods sold in our consolidated statements of income. Our products generally include warranties of one to 10 years for product defects. The liability for warranty returns totaled $1.6 million and $1.5 million at June 30, 2004 and December 31, 2003, respectively. These liabilities are included in accrued expenses in the accompanying consolidated balance sheets. Our estimates regarding future warranty obligations may change due to product failure rates, shipment volumes, and other rework costs incurred in correcting a product failure. If our estimates change in the future, the liability for warranty returns we have established may be increased or decreased, impacting future cost of goods sold.

RESULTS OF OPERATIONS – THREE AND SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2003

SALES

ADTRAN’s sales increased 33.4% from $90.4 million in the three months ended June 30, 2003 to $120.6 million in the three months ended June 30, 2004. Sales increased 32.8% from $176.7 million in the six months ended June 30, 2003 to $234.6 million in the six months ended June 30, 2004. The increase is primarily the result of increasing unit volume and market share gains. In particular, the increase in overall sales is attributable to an increase in sales of our Systems products and High-bit-rate Digital Subscriber Line (HDSL)/T1 products, partially offset by decreased sales of our Digital Business Transport (DBT)/Total Reach products. The increase in Systems revenue is attributable to sales of DSLAMs, Integrated Access Devices, optical access products and NetVanta products. The increase in HDSL/ T1 revenue is primarily attributable to increasing Carrier Networks sales of our HDSL based Total Access 3000 broadband platform.

Carrier Networks sales increased 39.5% from $62.1 million in the three months ended June 30, 2003 to $86.6 million in the three months ended June 30, 2004 and increased 37.4% from $119.9 million in the six months ended June 30, 2003 to $164.8 million in the six months ended June 30, 2004. The increase in Carrier Networks sales is primarily attibutable to new product acceptance of and market share gains in DSLAMs and optical access products. Carrier Networks sales as a percentage of total sales increased from 68.7% in the three months ended June 30, 2003 to 71.8% in the three months ended June 30, 2004 and increased from 67.9% in the six months ended June 30, 2003 to 70.2% in the six months ended June 30, 2004.

Enterprise Networks sales increased 20.1% from $28.3 million in the three months ended June 30, 2003 to $34.0 million in the three months ended June 30, 2004 and increased 23.3% from $56.7 million in the six months ended June 30, 2003 to $69.9 million in the six months ended June 30, 2004. The increase in Enterprise Networks sales is primarily attributable to new product acceptance of and market share gains in Integrated Access Devices and NetVanta products. Enterprise Networks sales as a percentage of total sales decreased from 31.3% for the three months ended June 30, 2003 to 28.2% for the three months ended June 30, 2004 and decreased from 32.1% for the six months ended June 30, 2003 to 29.8% for the six months ended June 30, 2004.

Foreign sales increased 78.4% from $5.1 million in the three months ended June 30, 2003 to $9.1 million in the three months ended June 30, 2004 and increased 71.4% from $8.4 million in the six months ended June 30, 2003 to $14.4 million in the six months ended June 30, 2004. The increase in foreign sales is attributable to an overall increase in demand in Australia and Canada.

COST OF SALES

As a percentage of sales, cost of sales decreased from 45.0% in the three months ended June 30, 2003 to 42.2% in the three months ended June 30, 2004 and decreased from 45.2% in the six months ended June 30, 2003 to 42.3% in the six months ended June 30, 2004. This decrease in cost of sales as a percentage of sales is primarily related to manufacturing efficiencies, the timing differences between the recognition of cost reductions and the lowering of product selling prices and the sales of higher margin new products.

Carrier Networks cost of sales, as a percent of division sales, decreased from 46.8% in the three months ended June 30, 2003 to 43.7% in the three months ended June 30, 2004 and decreased from 46.5% in the six months ended June 30, 2003 to 43.8% in the six months ended June 30, 2004. Enterprise Networks cost of sales, as a percent of division sales, decreased from 41.3% in the three months ended June 30, 2003 to 38.1% in the three months ended June 30, 2004 and decreased from 42.6% in the six months ended June 30, 2003 to 38.8% in the six months ended June 30, 2004.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased 18.2% from $20.3 million in the three months ended June 30, 2003 to $24.0 million in the three months ended June 30, 2004 and increased 14.3% from $40.5 million in the six months ended June 30, 2003 to $46.3 million in the six months ended June 30, 2004. The increase in selling, general and administrative expenses is primarily related to the increase in sales, commissions, annual merit increases and an increase in bad debt expense. ADTRAN recorded $977 thousand of bad debt expense in the three months ended June 30, 2004 primarily related to financial difficulties at one of our customers.

Selling, general and administrative expenses as a percentage of sales decreased from 22.5% in the three months ended June 30, 2003 to 19.9% in the three months ended June 30, 2004 and decreased from 22.9% in the six months ended June 30, 2003 to 19.7% in the six months ended June 30, 2004. The decrease in selling, general and administrative expenses as a percent of sales is due to our continued control of discretionary spending as sales increased. Selling, general and administrative expenses as a percent of sales will fluctuate whenever there is a significant fluctuation in revenues during the periods being compared.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased 16.9% from $13.6 million in the three months ended June 30, 2003 to $15.9 million in the three months ended June 30, 2004 and increased 10.0% from $27.9 million in the six months ended June 30, 2003 to $30.7 million in the six months ended June 30, 2004. The increase in research and development expense is primarily related to an increase in lab acceptance testing and new product development activities. As a percentage of sales, research and development expenses decreased from 15.1% in the three months ended June 30, 2003 to 13.2% in the three months ended June 30, 2004 and decreased from 15.8% in the six months ended June 30, 2003 to 13.1% in the six months ended June 30, 2004. The decrease in research and development expenses as a percent of sales is due to our continued control of discretionary spending as sales increased. Research and development expenses as a percent of sales will fluctuate whenever there is a significant fluctuation in revenues during the periods being compared.

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

INTEREST INCOME

Interest income decreased 13.6% from $2.2 million in the three months ended June 30, 2003 to $1.9 million in the three months ended June 30, 2004 and decreased 10.9% from $4.6 million in the six months ended June 30, 2003 to $4.1 million in the six months ended June 30, 2004. This decrease is primarily related to lower interest rates associated with shorter-term securities in our investment portfolio.

INTEREST EXPENSE

Interest expense remained relatively stable at $644 thousand and $660 thousand in the three months ended June 30, 2004 and 2003, respectively, and remained stable at $1.3 million in each of the six months ended June 30, 2004 and June 30, 2003.

NET REALIZED INVESTMENT GAIN (LOSS)

Net realized investment gain (loss) changed from a net gain of $225 thousand in the three months ended June 30, 2003 to a net gain of $71 thousand in the three months ended June 30, 2004 and changed from a net gain of $226 thousand in the six months ended June 30, 2003 to a net loss of $55 thousand in the six months ended June 30, 2004.

OTHER INCOME

Other income, comprised primarily of miscellaneous income, gains and losses on foreign currency transactions and scrap raw material sales, increased from $504 thousand in the three months ended June 30, 2003 to $530 thousand in the three months ended June 30, 2004 and decreased from $893 thousand in the six months ended June 30, 2003 to $891 thousand in the six months ended June 30, 2004.

INCOME TAXES

Our effective tax rate increased from 31.1% in the three months ended June 30, 2003 to 32.5% in the three months ended June 30, 2004 and increased from 30.1% in the six months ended June 30, 2003 to 32.5% in the six months ended June 30, 2004. This increase is primarily related to a higher mix of taxable income and lower research and development tax credits and economic incentive credits as a percent of taxable income.

NET INCOME

As a result of the above factors, net income increased $9.0 million from $12.4 million in the three months ended June 30, 2003 to $21.4 million in the three months ended June 30, 2004 and increased $18.9 million from $22.9 million in the six months ended June 30, 2003 to $41.8 million in the six months ended June 30, 2004. As a percentage of sales, net income increased from 13.7% in the three months ended June 30, 2003 to 17.7% in the three months ended June 30, 2004 and increased from 13.0% in the six months ended June 30, 2003 to 17.8% in the six months ended June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Fifty million dollars of the expansion of Phase III of our corporate headquarters was approved for participation in an incentive program offered by the Alabama State Industrial Development Authority (the “Authority”). Pursuant to the program, on January 13, 1995, the Authority issued $20.0 million of its taxable revenue bonds and loaned the proceeds from the sale of the bonds to ADTRAN. The bonds were originally purchased by AmSouth Bank of Alabama, Birmingham, Alabama, (the “Bank”). First Union National Bank of Tennessee, Nashville, Tennessee, (the “Bondholder”) purchased the original bonds from the Bank and made further advances to the Authority, bringing the total amount outstanding to $50.0 million.The incentive program enables participating companies to generate Alabama corporate income tax credits that can be used to reduce the amount of Alabama corporate income taxes that would otherwise be payable. We cannot be certain that the state of Alabama will continue to make these corporate income tax credits available in the future, and therefore, we may not realize the full benefit of these incentives. Through June 30, 2004, the Authority had issued $50.0 million of its taxable revenue bonds pursuant to the incentive program and loaned the proceeds from the sale of the bonds to ADTRAN. We are required to make payments to the Authority in the amounts necessary to pay the principal of and interest on the Authority’s Taxable Revenue Bond, Series 1995, as amended, currently outstanding in the aggregate principal amount of $50.0 million. The bond matures on January 1, 2020, and bears interest at the rate of 5%. Included in long-term investments are $50.0 million of restricted funds, which is a collateral deposit against the principal amount of this bond. In conjunction with this program, we are eligible to receive certain economic incentives from the state of Alabama that reduce the amount of payroll withholdings that we are required to remit to the state for those employment positions that qualify under the program.

In July 2003, the board of directors elected to begin declaring quarterly dividends on our common stock, and anticipates that it will declare a regular quarterly dividend so long as the present tax treatment of dividends exists and adequate levels of liquidity are maintained. The board declared a quarterly cash dividend on January 20, 2004. The quarterly cash dividend was $0.08 per common share to be paid to holders of record at the close of business on February 3, 2004, with a payment date of February 17, 2004. The quarterly dividend payment was approximately $6.4 million. On April 13, 2004, the board of directors declared a quarterly cash dividend of $0.08 per common share to be paid to stockholders of record at the close of business on May 4, 2004. The quarterly dividend payment was approximately $6.4 million. On July 12, 2004, the board of directors declared a quarterly cash dividend of $0.08 per common share to be paid to stockholders of record at the close of business on August 3, 2004. The payment date will be August 17, 2004. The quarterly dividend payment will be approximately $6.4 million.

On October 13, 2003, we announced that our board of directors declared, effective December 15, 2003, a two-for-one stock split to be effected in the form of a stock dividend of one share of common stock for each outstanding share of common stock for stockholders of record on December 1, 2003. Share and per share amounts, including stock options, in the accompanying Consolidated Financial Statements and Notes to Consolidated Financial Statements have been adjusted to reflect this stock split.

Our working capital, which consists of current assets less current liabilities, increased 50.8% from $220.1 million as of December 31, 2003 to $332.0 million as of June 30, 2004. The quick ratio, defined as cash, cash equivalents, short-term investments, and net accounts receivable, divided by current liabilities, increased from 4.87 as of December 31, 2003 to 7.54 as of June 30, 2004. The current ratio, defined as current assets divided by current liabilities, increased from 6.46 as of December 31, 2003 to 8.93 as of June 30, 2004. The increase in the liquidity ratios is primarily related to increases in cash and cash equivalents, short-term investments, accounts receivable and inventory. The increase in cash and cash equivalents and the corresponding decrease in long term investments is primarily related to the continued shortening of the average life of the investments in our investment portfolio. Additionally, the liquidity ratios were also effected by the change in income tax position during the first quarter of 2004. As of December 31, 2003, we had an income tax receivable of $11.6 million and at June 30, 2004 we had an income tax payable of $2.4 million. The income tax receivable was generated in the fourth quarter of 2003 from the tax benefit associated with the exercise of non-qualified stock options. During the first quarter of 2004, we received a tax refund for this overpayment.

We receive an income tax deduction for the difference between the exercise price and the market price of non-qualified stock options upon exercise by employees. We recorded $2.5 million and $23.6 million during the six months ended June 30, 2004 and the year ended December 31, 2003, respectively, as an income tax deduction for the difference between the exercise price and the market price of non-qualified stock option exercises.

At June 30, 2004, our cash on hand of $230.9 million and short-term investments of $15.0 million placed our short-term liquidity in cash, cash equivalents, and short-term investments at $245.9 million. At December 31, 2003, our cash on hand of $132.1 million and short-term investments of $11.9 million placed our short-term liquidity in cash, cash equivalents, and short-term investments at $144.0 million. This increase is primarily attributable to our ability to generate cash from operations, the sale of long-term investments and the purchase of short-term bonds, the movement of bonds maturing within one year from long-term investments to short-term investments, and the proceeds received from the exercise of employee stock options.

At June 30, 2004, our long-term investments decreased by 38.3% to $144.3 million from $233.7 million at December 31, 2003. This decrease is primarily attributable the sale of long-term investments, and the movement of bonds maturing within one year from long-term investments to short-term investments. Long-term investments at June 30, 2004, and December 31, 2003, include a restricted balance of $50.0 million related to our revenue bonds, as discussed above. We intend to finance our operations in the future with cash flow from operations and our remaining borrowed taxable revenue bond proceeds. We believe these available sources of funds to be adequate to meet our operating and capital needs for the foreseeable future. Net accounts receivable increased 33.0% from December 31, 2003 to June 30, 2004. Quarterly accounts receivable days sales outstanding increased 11 days from 42 days as of December 31, 2003 to 53 days as of June 30, 2004. This increase in accounts receivable and quarterly accounts receivable days sales outstanding is caused by seasonality of sales. Other receivables decreased 4.1% from December 31, 2003 to June 30, 2004, primarily resulting from variations of timing of payments from subcontractors. Quarterly inventory turnover decreased from 4.86 turns as of December 31, 2003 to 4.62 turns as of June 30, 2004. The decrease in inventory turnover is attributable to an increase in inventory in anticipation of increased sales.

Accounts payable increased 4.8% from December 31, 2003 to June 30, 2004. Accrued expenses increased 36.0% from December 31, 2003 to June 30, 2004. These increases are primarily related to the variations of timing of payments, increased business activity, and a net increase in our warranty reserve related to the expanding base of ADTRAN products in the field under warranty. Capital expenditures totaled approximately $2.8 million and $2.4 million for the six months ended June 30, 2004 and 2003, respectively. These expenditures were primarily used to purchase computer hardware, computer software, manufacturing equipment, and test equipment.

In July 2001, the board of directors approved the repurchase of 2 million shares of ADTRAN common stock on a pre-split basis. The total number of shares authorized were not effected by the stock split. During April 2004, with the purchase of 323,400 shares, we completed our July 2001 share repurchase plan at a total cost for the plan of $39.7 million.

On April 29, 2004 the board of directors approved the repurchase of up to 4 million shares of ADTRAN common stock through open market purchases from time to time as conditions warrant. As of June 30, 2004, we had repurchased 173,500 shares of our common stock at a total cost of $4.3 million and had the authority to purchase an additional 3,826,500 shares.

We issued 340,052 shares of common stock for $4.4 million during the six months ended June 30, 2004, to accommodate employee stock option exercises. During 2003, we issued 4,529,271 shares of common stock, of which 4,125,242 shares were treasury stock, to accommodate employee stock option exercises.

We have used, and expect to continue to use, the cash generated from operations for working capital, dividend payments, and other general corporate purposes, including (i) product development activities to enhance our existing products and develop new products and (ii) expansion of sales and marketing activities.

During the six months ended June 30, 2004, there have been no material changes in contractual obligations and commercial commitments from those discussed in our most recent Form 10-K filed on March 12, 2004. We do not have off-balance sheet financing arrangements and have not engaged in any related party transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources. We have committed to invest up to an aggregate of $7.9 million in two private equity funds, of which $2.0 million has been invested to date. The duration of each of these commitments is five years with $2.9 million expiring in 2005 and $5.0 million expiring in 2007.

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

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Item 2(a) through (d) are inapplicable.

(e) Stock Repurchases

The following table sets forth ADTRAN’s repurchases of its common stock for the months indicated. All shares were purchased in open market transactions.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2004 – April 30, 2004	323,400	$24.86	323,400	4,000,000
May 1, 2004 – May 31, 2004	173,500	$24.96	173,500	3,826,500
June 1, 2004 – June 30, 2004	—	—	—	3,826,500
Total	496,900	$24.89	496,900

(1)	On July 16, 2001, ADTRAN announced that its board of directors approved the repurchase of up to 2,000,000 shares of its common stock. With the repurchase of the 323,400 shares in April 2004, ADTRAN completed this share repurchase plan. On April 29, 2004, ADTRAN announced that its board of directors approved the repurchase of up to 4,000,000 shares of its common stock. In May 2004, 173,500 shares were repurchased under this share repurchase plan.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2004 Annual Meeting of Stockholders of ADTRAN was held on April 15, 2004. Proxies with regard to the matters voted upon at the Annual Meeting were solicited under Regulation 14A of the Securities Exchange Act of 1934, as amended. Set forth below is a brief description of each matter voted upon at the Annual Meeting and the results of the voting on each such matter:

(a)	Election of each director named below to serve until the next Annual Meeting of Stockholders. There was no solicitation in opposition to any of the nominees listed in the proxy statement, and all of the nominees were elected.

	Votes
Nominees	For	Withheld
Mark C. Smith	73,628,167	803,824
Howard A. Thrailkill	73,181,237	1,250,754
Richard A. Anderson	72,230,965	2,201,026
W. Frank Blount	73,243,764	1,188,227
H. Fenwick Huss	73,319,099	1,112,892
William J. Marks	72,798,336	1,633,655
Roy J. Nichols	73,382,349	1,049,642

(b)	Ratification of the appointment of PricewaterhouseCoopers LLP as its independent registered public accounting firm for 2004.

Votes
For	Against	Abstain
72,876,137	1,553,350	2,504

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

Exhibit No.	Description

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

(b) Reports on Form 8-K

On April 14, 2004, ADTRAN, Inc. furnished a current report on Form 8-K announcing its financial results for the fiscal quarter ended March 31, 2004 and certain other information.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADTRAN, INC. (Registrant)

Date: August 05, 2004	/s/ James E. Matthews
James E. Matthews
Senior Vice President - Finance and
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications