Form 10-Q
period 2004-09-30
ADTRAN INC
filed 2004-11-09
CIK 926282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2004

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date:

Class	Outstanding at November 5, 2004
Common Stock, $.01 Par Value	76,374,080 shares

ADTRAN, INC.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2004

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADTRAN, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$144,239	$132,072
Short-term investments	25,036	11,865
Accounts receivable, less allowance for doubtful accounts of $599 and $1,746 at September 30, 2004 and December 31, 2003, respectively	64,374	52,384
Other receivables	4,655	6,988
Income tax receivable	2,679	11,586
Inventory, net	43,629	39,975
Prepaid expenses	3,247	2,127
Deferred tax assets	4,183	3,381

Total current assets	292,042	260,378

Property, plant and equipment, net	91,603	97,667
Other assets	532	530
Long-term investments	173,058	233,734

Total assets	$557,235	$592,309

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$23,222	$24,821
Unearned revenue	2,354	3,209
Accrued expenses	3,492	2,476
Accrued payroll	6,187	9,658
Income tax payable	—	145

Total current liabilities	35,255	40,309

Deferred tax liabilities	1,052	7,291
Other non-current liabilities	1,285	888
Bonds payable	50,000	50,000

Total liabilities	87,592	98,488

Commitments and contingencies (see Note 11)

Stockholders’ equity
Common stock, par value $0.01 per share; 200,000 shares authorized; 79,652 and 79,294 shares issued at September 30, 2004 and December 31, 2003, respectively	796	793
Additional paid-in capital	142,565	135,814
Accumulated other comprehensive income	6,731	10,012
Retained earnings	388,784	347,202
Less treasury stock at cost: 2,786 shares at September 30, 2004	(69,233)	—

Total stockholders’ equity	469,643	493,821

Total liabilities and stockholders’ equity	$557,235	$592,309

See notes to consolidated financial statements

ADTRAN, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Sales	$115,251	$106,201	$349,892	$282,860
Cost of sales	48,439	47,284	147,800	127,169

Gross profit	66,812	58,917	202,092	155,691

Selling, general and administrative expenses	22,195	20,623	68,450	61,126
Research and development expenses	18,859	14,989	49,572	42,899

Operating income	25,758	23,305	84,070	51,666

Interest income	1,524	2,059	5,585	6,706
Interest expense	(644)	(632)	(1,932)	(1,951)
Net realized investment gain	646	—	590	226
Other income (expense), net	(33)	976	858	1,868

Income before provision for income taxes	27,251	25,708	89,171	58,515

Provision for income taxes	(8,500)	(8,543)	(28,624)	(18,432)

Net income	$18,751	$17,165	$60,547	$40,083

Weighted average shares outstanding	77,778	77,437	78,858	76,231

Weighted average shares outstanding assuming dilution (1)	80,437	81,440	81,828	80,012

Earnings per common share – basic	$0.24	$0.22	$0.77	$0.53

Earnings per common share – assuming dilution (1)	$0.23	$0.21	$0.74	$0.50

Dividends per share (2)	$0.08	$1.075	$0.24	$1.075

(1)	Assumes exercise of dilutive stock options calculated under the treasury stock method.
(2)	During the three and nine months ended September 30, 2004, ADTRAN declared and paid quarterly dividends of $0.08 and $0.24 per common share, respectively. During the three and nine months ended September 30, 2003, ADTRAN declared and paid a special and quarterly dividend of $1.00 and $0.075 per common share.

See notes to consolidated financial statements

ADTRAN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$60,547	$40,083
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,089	11,479
Gain on sale of long-term investments	(590)	(226)
Loss on sale of property, plant and equipment	7	4
Deferred income taxes	(5,152)	973
Income tax benefit from exercise of non-qualified stock options	2,683	6,483
Changes in operating assets and liabilities:
Accounts receivable, net	(11,990)	(14,972)
Other receivables	2,333	(3,109)
Income tax receivable	8,907	—
Inventory, net	(3,654)	1,645
Prepaid expenses and other assets	(1,122)	565
Accounts payable	(1,599)	7,796
Accrued expenses and other liabilities	(2,913)	4,009
Income tax payable	(145)	(5,600)

Net cash provided by operating activities	58,401	49,130

Cash flows from investing activities:
Purchases of property, plant and equipment	(5,066)	(4,318)
Proceeds from disposition of property, plant and equipment	34	7
Proceeds from maturities of held-to-maturity investments	2,305	16,343
Purchases of held-to-maturity investments	—	(13,299)
Proceeds from sales of available-for-sale investments	103,875	68,461
Purchases of available-for-sale investments	(63,230)	(122,952)

Net cash provided by (used in) investing activities	37,918	(55,758)

Cash flows from financing activities:
Proceeds from stock option exercises	5,046	39,285
Purchases of treasury stock	(70,209)	—
Dividend payments	(18,964)	(82,992)

Net cash used in financing activities	(84,127)	(43,707)

Net increase (decrease) in cash and cash equivalents	12,192	(50,335)
Effect of exchange rate changes	(25)	165

Cash and cash equivalents, beginning of period	132,072	125,092

Cash and cash equivalents, end of period	$144,239	$74,922

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

Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected to occur for the year ending December 31, 2004. The interim statements should be read in conjunction with the financial statements and notes thereto included in ADTRAN’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

2. INVENTORY

At September 30, 2004 and December 31, 2003, inventory consisted of the following:

	September 30, 2004	December 31, 2003
Raw materials	$22,694	$19,526
Work in progress	5,369	3,937
Finished goods	19,613	19,614
Inventory reserve	(4,047)	(3,102)

Inventory, net	$43,629	$39,975

3. COMPREHENSIVE INCOME

Comprehensive income consists of net income, unrealized foreign currency translation adjustments (net of deferred taxes) and unrealized gains and losses on marketable securities (net of deferred taxes).

	Nine Months Ended September 30,
	2004	2003
Net income	$60,547	$40,083
Foreign currency translation gain (loss), net of deferred taxes	(25)	128
Change in unrealized gain (loss) on available-for–sale securities, net of deferred taxes	(3,256)	4,540

Total comprehensive income	$57,266	$44,751

4. EARNINGS PER SHARE

A summary of the calculation of basic and diluted earnings per share (EPS) for the three and nine months ended September 30, 2004 and 2003 is as follows:

	For the Three Months Ended September 30, 2004
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS
Income available to common stockholders	$18,751	77,778	$0.24

Effect of Dilutive Securities
Stock options		2,659

Diluted EPS
Income available to common stockholders plus assumed conversions	$18,751	80,437	$0.23

	For the Nine Months Ended September 30, 2004
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS
Income available to common stockholders	$60,547	78,858	$0.77
Effect of Dilutive Securities
Stock options		2,970
Diluted EPS
Income available to common stockholders plus assumed conversions	$60,547	81,828	$0.74

	For the Three Months Ended September 30, 2003
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS
Income available to common stockholders	$17,165	77,437	$0.22

Effect of Dilutive Securities
Stock options		4,003

Diluted EPS
Income available to common stockholders plus assumed conversions	$17,165	81,440	$0.21

	For the Nine Months Ended September 30, 2003
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS
Income available to common stockholders	$40,083	76,231	$0.53

Effect of Dilutive Securities
Stock options		3,781

Diluted EPS
Income available to common stockholders plus assumed conversions	$40,083	80,012	$0.50

The following options were outstanding during the respective periods shown below, but were not included in the computation of that period’s diluted EPS because the options’ exercise prices were greater than the average market price of common shares, therefore making them anti-dilutive under the treasury stock method.

Anti-Dilutive Options Outstanding

Three Months Ended		Nine Months Ended
September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
739	61	717	50

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

The table below presents information about the reported sales and gross profit of ADTRAN’s segments for the three and nine months ended September 30, 2004 and 2003. Asset information by reportable segment is not reported, since ADTRAN does not produce such information internally.

	Three Months Ended September 30, 2004		Nine Months Ended September 30, 2004
	Sales	Gross Profit	Sales	Gross Profit
Carrier Networks	$82,456	$46,798	$247,243	$139,340
Enterprise Networks	32,795	20,014	102,649	62,752

Total	$115,251	$66,812	$349,892	$202,092

	Three Months Ended September 30, 2003		Nine Months Ended September 30, 2003
	Sales	Gross Profit	Sales	Gross Profit
Carrier Networks	$73,626	$40,081	$193,537	$104,272
Enterprise Networks	32,575	18,836	89,323	51,419

Total	$106,201	$58,917	$282,860	$155,691

The table below presents sales information by geographic region for the three months and nine months ended September 30, 2004 and 2003.

Sales by Geographic Region

	Three Months Ended
	September 30, 2004	September 30, 2003
United States	$108,370	$101,949
Foreign	6,881	4,252

Total	$115,251	$106,201

	Nine Months Ended
	September 30, 2004	September 30, 2003
United States	$328,588	$270,180
Foreign	21,304	12,680

Total	$349,892	$282,860

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

The table below presents sales information by product for the three and nine months ended September 30, 2004 and 2003.

	Three Months Ended
	September 30, 2004	September 30, 2003
Digital Business Transport (DBT)/Total Reach®	$5,339	$7,077
High-bit-rate Digital Subscriber Line (HDSL)/T1	56,390	45,870
Systems	53,522	53,254

Total	$115,251	$106,201

	Nine Months Ended
	September 30, 2004	September 30, 2003
Digital Business Transport (DBT)/Total Reach®	$17,747	$23,298
High-bit-rate Digital Subscriber Line (HDSL)/T1	164,083	136,851
Systems	168,062	122,711

Total	$349,892	$282,860

6. LIABILITY FOR WARRANTY RETURNS

ADTRAN’s products generally include warranties of one to 10 years for product defects. ADTRAN accrues for warranty returns at the cost to repair or replace the defective products at the time revenue is recognized. ADTRAN engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers. Our warranty obligation is affected by product failure rates, material usage and other rework costs incurred in correcting a product failure. The liability for warranty returns totaled $1,601 and $1,541 at September 30, 2004 and December 31, 2003, respectively. These liabilities are included in accrued expenses in the accompanying consolidated balance sheets.

Nine months ended September 30, 2004

	Balance at December 31, 2003	Additions Charged (Credited) to Costs & Expenses	Deductions	Balance at September 30, 2004
Warranty liability	$1,541	$1,587	$(1,527)	$1,601

7. STOCK-BASED COMPENSATION

ADTRAN applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plans. Had compensation cost for ADTRAN’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans, consistent with the method prescribed in SFAS No. 123, Accounting for Stock-Based Compensation, net income and earnings per share would have been reduced to the pro forma amounts indicated below:

Pro Forma Net Income & Earnings Per Share

	Three Months Ended
	September 30, 2004	September 30, 2003
Net income – as reported	$18,751	$17,165
Less: stock-based compensation expense, net of tax	(3,404)	(4,789)

Net income – pro forma	$15,347	$12,376

Earnings per share:
Basic-as reported	$0.24	$0.22
Basic-pro forma	$0.20	$0.16
Diluted-as reported	$0.23	$0.21
Diluted-pro forma	$0.19	$0.15

	Nine Months Ended
	September 30, 2004	September 30, 2003
Net income – as reported	$60,547	$40,083
Less: stock-based compensation expense, net of tax	(10,215)	(14,401)

Net income – pro forma	$50,332	$25,682

Earnings per share:
Basic-as reported	$0.77	$0.53
Basic-pro forma	$0.64	$0.34
Diluted-as reported	$0.74	$0.50
Diluted-pro forma	$0.62	$0.32

The pro forma amounts reflected above are not representative of the effects on reported net income in future years because, in general, the options granted typically do not vest for several years and additional awards are made each year. The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Expected dividend yield	1.08%	1.00%	1.11%	0.38%
Expected life (years)	5.00	5.00	5.00	5.00
Expected volatility	55.9%	51.1%	55.9%	51.1%
Risk-free interest rate	3.62%	3.20%	3.25%	3.20%

8. STOCKHOLDERS’ EQUITY

A summary of the changes in stockholders’ equity for the nine months ended September 30, 2004 is as follows:

Stockholders’ Equity
Balance, December 31, 2003	$493,821

Net income	60,547
Dividend payments	(18,964)
Change in unrealized gain on marketable securities (net of deferred taxes)	(3,256)
Unrealized foreign currency translation (net of deferred taxes)	(25)
Exercise of stock options	5,046
Purchase of treasury stock	(70,209)
Income tax benefit from exercise of non-qualified stock options	2,683

Balance, September 30, 2004	$469,643

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

On July 12, 2004 the board of directors declared a quarterly cash dividend of $0.08 per common share to be paid to stockholders of record at the close of business on August 3, 2004. The payment date of the quarterly dividend was August 17, 2004. The quarterly dividend payment was $6,258.

ADTRAN issued 396 shares of common stock to fulfill stock option exercises during the nine months ended September 30, 2004. The stock options had exercise prices ranging from $8.69 to $37.18. ADTRAN received proceeds totaling $5,046 from the exercise of these stock options during the nine months ended September 30, 2004.

ADTRAN repurchased 2,826 shares of its common stock through open market purchases at a total cost of $70,209 during the nine months ended September 30, 2004 and had the authority to purchase an additional 1,498 shares.

9. RECENTLY ISSUED ACCOUNTING STANDARDS

In March 2004, the Financial Accounting Standards Board (“FASB”) reached consensus on the guidance provided by Emerging Issues Task Force Issue 03-1 (“EITF 03-1”), The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. The guidance is applicable to debt and equity securities that are within the scope of FASB Statement of Financial Accounting Standard (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities and Certain Other Investments. EITF 03-1 specifies that an impairment would be considered other-than-temporary unless (a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment and (b) evidence indicating the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. The disclosure provisions of EITF 03-1 for investments accounted for under Statements 115 and 124 were effective for annual reporting periods ending after December 15, 2003. In September 2004, the EITF delayed the effective date for the measurement and recognition guidance included in paragraphs

10 through 20 of EITF 03-1. The disclosures required of EITF 03-1, paragraphs 21 and 22, have not been deferred. We continue to evaluate all existing and future investments in order to determine the applicability of EITF 03-1.

On March 31, 2004, the FASB issued an exposure draft of a proposed standard that, if adopted, will significantly change the accounting for employee stock options by requiring us to expense stock options, commonly referred to as equity-based compensation. Comments on the exposure draft were due by September 7, 2004. On October 13, 2004, the FASB delayed the effective date of the proposed standard until the interim period beginning July 1, 2005. We anticipate that if the new standard is adopted, the standard will impact ADTRAN’s financial position and results of operations (see Note 7 for a discussion of the ADTRAN’s current treatment of stock-based compensation).

During September 2004, the Emerging Issues Task Force (“EITF”) released Issue 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” Issue 04-08 provides guidance on when the dilutive effect of contingently convertible debt securities with a market price trigger should be included in the computation of diluted earnings per share (“EPS”). The guidance is effective as of December 31, 2004 and would be applied by retrospectively restating previously reported EPS. We anticipate that the adoption of this guidance will not have a material effect on the computation of EPS as we do not have contingently convertible debt. In addition, the FASB is amending FAS 128 to make it consistent with International Accounting Standard 33, (IAS 33), and to make EPS computations comparable on a global basis. The amended standard is expected to be effective for all periods ending after December 15, 2004. We anticipate that the adoption of the amended standard will not have a material effect on the computation of our EPS.

10. RELATED PARTY TRANSACTIONS

We employ the law firm of one of our directors emeritus for legal services. All bills for services rendered by this firm are reviewed and approved by our chief financial officer. We believe that the fees for such services are comparable to those charged by other firms for services rendered to us. We paid $91 and $80 during the nine months ended September 30, 2004 and 2003, respectively, for these legal services.

One of our non-employee directors is the President – Customer Markets, of one of our significant customers who is also a vendor. In the normal course of business, we receive payments from and make payments to this customer. For the nine months ended September 30, 2004 and 2003 we received payments, directly and indirectly, from this customer in the amount of approximately $18,234 and $20,420, respectively, for products supplied to this customer. In addition, for the nine months ended September 30, 2004 and 2003 we paid this customer $571 and $357, respectively, for services provided to us.

11. COMMITMENTS AND CONTINGENCIES

We have certain contingent liabilities resulting from litigation or other matters arising in the normal course of business. Although the outcome of any litigation and other matters can never be certain, it is our opinion that the outcome of such contingencies will not materially affect our business, operations, financial condition or cash flows.

During the nine months ended September 30, 2004, there have been no material changes in contractual obligations and commercial commitments from those discussed in our most recent Form 10-K filed on March 12, 2004. We do not have off-balance sheet financing arrangements and have not engaged in any related party transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources. We have committed to invest up to an aggregate of $7,900 in two private equity funds, of which $2,100 has been invested to date. The duration of each of these commitments is five years with $2,900 expiring in 2005 and $5,000 expiring in 2007.

12. SUBSEQUENT EVENTS

On October 11, 2004, ADTRAN announced that its board of directors declared a quarterly cash dividend of $0.08 per common share to be paid to stockholders of record at the close of business on November 2, 2004. The payment date will be November 16, 2004. The quarterly dividend payment will be approximately $6,200. The board of directors presently anticipates that it will declare a regular quarterly dividend so long as the present tax treatment of dividends exists and adequate levels of liquidity are maintained.

On October 4, 2004, the Working Families Tax Relief Act of 2004 was signed into law. This legislation extended the research and development (R&D) tax credit for 18 months, from July 1, 2004 to December 31, 2005, allowing U.S. companies conducting qualifying research and development activities to receive a tax credit of up to 10 percent of R&D spending. The additional tax credit is estimated to be approximately $620 for this fiscal year and will be reflected in the fourth quarter tax rate.

On October 22, 2004, the American Jobs Creation Act of 2004 was signed into law. This legislation repeals export tax benefits, which have historically reduced our effective tax rate. This legislation transitions the repeal by allowing 100 percent of 2004, 80 percent of 2005 and 60 percent of 2006 export benefits. The legislation also transitions in a new tax deduction for US manufacturing, which will benefit ADTRAN. We do not expect the legislation to have any material effect on our 2004 tax expense and are currently evaluating the impact on future years.

During the first 5 days of November 2004, ADTRAN repurchased 497 shares of its common stock at an average price of $21.61 through open market purchases.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of ADTRAN. ADTRAN and its representatives may from time to time make written or oral forward-looking statements, including statements contained in this report, in our other filings with the Securities and Exchange Commission (SEC) and in our reports to our stockholders. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “may,” “could” and similar expressions identify forward-looking statements. We caution you that any forward-looking statements made by us or on our behalf are subject to uncertainties and other factors that could cause such statements to be wrong. Some of these uncertainties and other factors are listed below. They have been discussed in our most recent Form 10-K filed on March 12, 2004 with the SEC. Though we have attempted to list comprehensively these important factors, we caution investors that other factors may prove to be important in the future in affecting our operating results. New factors emerge from time to time, and it is not possible for us to predict all of these factors, nor can we assess the impact each factor or combination of factors may have on our business.

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

Our sales and earnings increased from the third quarter of 2003 to the third quarter of 2004. The quarter-over-quarter increase in sales and earnings is attributable to an increase in sales of our HDSL/ T1 products, partially offset by decreased sales of our Digital Business Transport (DBT)/Total Reach products. The decrease in Digital Business Transport (DBT)/Total Reach sales is the result of newer and higher-speed technologies replacing the lower-speed technology of ISDN and DDS products. DBT/Total Reach is a declining market, which is being replaced by our higher-speed DSL technology. The increase in gross margin, as a percentage of sales, is primarily related to manufacturing efficiencies, the timing differences between the recognition of cost reductions and the lowering of product selling prices and the sales of higher margin new products.

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

•	We review customer contracts to determine if all of the requirements for revenue recognition have been met prior to recording revenues from sales transactions. We generally record sales revenue upon shipment of our products, net of any discounts, since: (i) we generally do not have significant post-delivery obligations, (ii) the product price is fixed and determinable, (iii) collection of the resulting receivable is probable, and (iv) product returns are reasonably estimable. We generally ship products upon receipt of a purchase order from a customer. We evaluate shipping terms and record revenue on products shipped in accordance with the applicable terms of each respective contract. We defer revenue on customer billings for our maintenance service programs that are paid up front. We currently offer one-year, three-year, and five-year maintenance contracts, primarily on Enterprise Networks Division products sold through distribution channels. Revenue attributable to these maintenance contracts is recognized ratably on a straight-line basis over the related contract. Current deferred revenue items are included in the current liabilities section of the accompanying consolidated balance sheets as unearned revenue. Long-term deferred revenue items are included in other non-current liabilities in the accompanying consolidated balance sheets.

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

Prior to accepting a new customer, we perform a detailed credit review of the customer. Credit limits are established for each new customer based on the results of this credit review. Payment terms are established for each new customer, and collection experience is reviewed periodically in order to determine if the customer’s payment terms and credit limits need to be revised. We maintain allowances for doubtful accounts for losses resulting from the inability of our customers to make required payments. If the financial conditions of our customers were to deteriorate, resulting in an impairment of their ability to make payments, we might be required to make additional allowances. If circumstances change with regard to individual receivable balances that had previously been determined to be uncollectible (and for which a specific reserve had been established), a reduction in our allowance for doubtful accounts may be required. Our allowance for doubtful accounts was $599 thousand and $1.7 million at September 30, 2004 and December 31, 2003, respectively.

•	We carry our inventory at the lower of cost or market, with cost being determined using the first-in, first-out method. We use standard costs for material, labor, and manufacturing overhead to value our inventory. Our standard costs are updated on a monthly basis and any variances are accounted for in the current period. Therefore, our inventory costs approximate actual costs at the end of each reporting period. We write-down our inventory for estimated obsolescence or unmarketable inventory by an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, we may be required to make additional inventory write-downs. Our reserve for excess and obsolete inventory was $4.0 million and $3.1 million at September 30, 2004 and December 31, 2003, respectively.

•	The objective of our short-term investment policy is to preserve principal and maintain adequate liquidity with appropriate diversification, while emphasizing market returns on our monetary assets. The objective of our long-term investment policy is to emphasize total return; that is, the aggregate return from capital appreciation, dividend income, and interest income. This is achieved through investments with appropriate diversification in fixed and variable rate income, public equity, and private equity portfolios. We have experienced significant volatility in the market prices of our publicly traded equity investments. These investments are recorded on the consolidated balance sheets at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss), net of deferred tax. The ultimate realized value on these equity investments is subject to market price volatility until they are sold.

We review our investment portfolio for potential “other-than-temporary” declines in value on an individual investment basis. We assess, on a quarterly basis, significant declines in value which may be considered other-than-temporary and, if necessary, recognize and record the appropriate charge to write-down the carrying value of such investments. In making this assessment, we take into consideration a wide range of objective and subjective information, including but not limited to the following: the magnitude and duration of historical decline in market prices, credit rating activity, assessments of liquidity, public filings, and statements made by the issuer. We generally begin our identification of potential other-than-temporary impairments by reviewing any security with a market value that has declined from its original or adjusted cost basis by 25% for more than six months. We then evaluate the individual security based on the previously identified factors to determine the amount of any write-down. Actual losses, if any, could ultimately differ from these estimates. Future adverse changes in market conditions or poor operating results of underlying investments could result in additional losses that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

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

•	We estimate our income tax provision or benefit in each of the jurisdictions in which we operate, including estimating exposures related to examinations by taxing authorities. We must also make judgments regarding the realization of deferred tax assets. The carrying value of our net deferred tax assets is based on our belief that it is more likely than not that we will generate sufficient future taxable income in certain jurisdictions to realize these deferred tax assets. A valuation allowance has been established for deferred tax assets which we do not believe meet the more-likely-than-not criteria established by SFAS No. 109, Accounting for Income Taxes. Our estimates regarding future taxable income and income tax provision or benefit may vary due to changes in market conditions, changes in tax laws, or other factors. If our assumptions, and consequently our estimates, change in the future, the valuation allowances we have established may be increased or decreased, impacting future income tax expense.

•	We estimate our cost to repair or replace defective products at the time revenue is recognized and include this estimate in cost of goods sold in our consolidated statements of income. We base our estimate on historical product failure rates, material usage, and other rework costs incurred in correcting a product failure. Our products generally include warranties of one to 10 years for product defects. The liability for warranty returns totaled $1.6 million and $1.5 million at September 30, 2004 and December 31, 2003, respectively. These liabilities are included in accrued expenses in the accompanying consolidated balance sheets. Our estimates regarding future warranty obligations may change due to product failure rates, shipment volumes, and other rework costs incurred in correcting a product failure. If our estimates change in the future, the liability for warranty returns we have established may be increased or decreased, impacting future cost of goods sold.

RESULTS OF OPERATIONS – THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003

SALES

ADTRAN’s sales increased 8.6% from $106.2 million in the three months ended September 30, 2003 to $115.3 million in the three months ended September 30, 2004. Sales increased 23.7% from $282.9 million in the nine months ended September 30, 2003 to $349.9 million in the nine months ended September 30, 2004. The increase is primarily the result of increasing unit volume and market share gains. The increase in overall sales from the third quarter of 2003 to the third quarter of 2004 is primarily attributable to an increase in sales of our High-bit-rate Digital Subscriber Line (HDSL)/T1 products, partially offset by decreased sales of our Digital Business Transport (DBT)/Total Reach products. The increase in overall sales from the nine months ended September 30, 2003 to the nine months ended September 30, 2004 is primarily attributable to an increase in sales of our Systems products and HDSL/T1 products, partially offset by decreased sales of our DBT/Total Reach products. The increase in HDSL/ T1 revenue is primarily attributable to increasing Carrier Networks sales of our HDSL based Total Access 3000 broadband platform. The increase in Systems revenue in nine months ended September 30, 2004 is attributable to sales of DSLAMs, Integrated Access Devices, optical access products and NetVanta products.

Carrier Networks sales increased 12.1% from $73.6 million in the three months ended September 30, 2003 to $82.5 million in the three months ended September 30, 2004 and increased 27.7% from $193.5 million in the nine months ended September 30, 2003 to $247.2 million in the nine months ended September 30, 2004. The increase in Carrier Networks sales from the third quarter of 2003 to the third quarter of 2004 is primarily attributable to market share gains of our HDSL based Total Access 3000 broadband platform. The increase in Carrier Networks sales from the nine months ended September 30, 2003 to the nine months ended September 30, 2004 is primarily attributable to new product acceptance of and market share gains in DSLAMs and optical access products. Carrier Networks sales as a percentage of total sales increased from 69.3% in the three months ended September 30, 2003 to 71.5% in the three months ended September 30, 2004 and increased from 68.4% in the nine months ended September 30, 2003 to 70.6% in the nine months ended September 30, 2004.

Enterprise Networks sales increased 0.6% from $32.6 million in the three months ended September 30, 2003 to $32.8 million in the three months ended September 30, 2004 and increased 14.9% from $89.3 million in the nine months ended September 30, 2003 to $102.6 million in the nine months ended September 30, 2004. The increase in Enterprise Networks sales from the third quarter of 2003 to the third quarter of 2004 is primarily attributable to market share gains in NetVanta products, partially offset by decreased sales of our traditional products. The increase in Enterprise Networks sales from the nine months ended September 30, 2003 to the nine months ended September 30, 2004 is primarily attributable to new product acceptance of and market share gains in Integrated Access Devices and NetVanta products. Enterprise Networks sales as a percentage of total sales decreased from 30.7% for the three months ended September 30, 2003 to 28.5% for the three months ended September 30, 2004 and decreased from 31.6% for the nine months ended September 30, 2003 to 29.4% for the nine months ended September 30, 2004.

Foreign sales increased 60.5% from $4.3 million in the three months ended September 30, 2003 to $6.9 million in the three months ended September 30, 2004 and increased 67.7% from $12.7 million in the nine months ended September 30, 2003 to $21.3 million in the nine months ended September 30, 2004. The increase in foreign sales is attributable to an overall increase in demand in Australia and Canada.

COST OF SALES

As a percentage of sales, cost of sales decreased from 44.5% in the three months ended September 30, 2003 to 42.0% in the three months ended September 30, 2004 and decreased from 45.0% in the nine months ended September 30, 2003 to 42.2% in the nine months ended September 30, 2004. Carrier Networks cost of sales, as a percent of division sales, decreased from 45.6% in the three months ended September 30, 2003 to 43.2% in the three months ended September 30, 2004 and decreased from 46.1% in the nine months ended September 30, 2003 to 43.6% in the nine months ended September 30, 2004. Enterprise Networks cost of sales, as a percent of division sales, decreased from 42.2% in the three months ended September 30, 2003 to 39.0% in the three months ended September 30, 2004 and decreased from 42.4% in the nine months ended September 30, 2003 to 38.9% in the nine months ended September 30, 2004. These decreases in cost of sales as a percentage of sales are primarily related to manufacturing efficiencies, the timing differences between the recognition of cost reductions and the lowering of product selling prices and the sales of higher margin new products.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased 7.7% from $20.6 million in the three months ended September 30, 2003 to $22.2 million in the three months ended September 30, 2004 and increased 12.1%

from $61.1 million in the nine months ended September 30, 2003 to $68.5 million in the nine months ended September 30, 2004. The increase in selling, general and administrative expenses is primarily related to the increase in sales expense, related to higher sales, annual merit increases and an increase in bad debt expense, primarily due to $977 thousand of bad debt expense recorded in the second quarter ended June 30, 2004, principally related to financial difficulties at one of our customers. The receivable was written off in the three months ended September 30, 2004.

Selling, general and administrative expenses as a percentage of sales decreased from 19.4% in the three months ended September 30, 2003 to 19.3% in the three months ended September 30, 2004 and decreased from 21.6% in the nine months ended September 30, 2003 to 19.6% in the nine months ended September 30, 2004. The decrease in selling, general and administrative expenses as a percent of sales is due to our continued control of discretionary spending as sales increased. Selling, general and administrative expenses as a percent of sales will fluctuate whenever there is a significant fluctuation in revenues during the periods being compared.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased 26.0% from $15.0 million in the three months ended September 30, 2003 to $18.9 million in the three months ended September 30, 2004 and increased 15.6% from $42.9 million in the nine months ended September 30, 2003 to $49.6 million in the nine months ended September 30, 2004. The increase in research and development expense is primarily related to an increase in new product approvals and development activities. As a percentage of sales, research and development expenses increased from 14.1% in the three months ended September 30, 2003 to 16.4% in the three months ended September 30, 2004 and decreased from 15.2% in the nine months ended September 30, 2003 to 14.2% in the nine months ended September 30, 2004. The decrease in research and development expenses as a percent of sales in the nine months ended September 30, 2004 is due to our continued control of discretionary spending as sales increased. Research and development expenses as a percent of sales will fluctuate whenever there is a significant fluctuation in revenues during the periods being compared.

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

INTEREST INCOME

Interest income decreased 28.6% from $2.1 million in the three months ended September 30, 2003 to $1.5 million in the three months ended September 30, 2004 and decreased 16.4% from $6.7 million in the nine months ended September 30, 2003 to $5.6 million in the nine months ended September 30, 2004. This decrease is primarily related to lower interest rates associated with shorter-term securities in our investment portfolio.

INTEREST EXPENSE

Interest expense remained relatively stable at $632 thousand and $644 thousand in the three months ended September 30, 2004 and 2003, respectively, and remained stable at $1.9 million in each of the nine months ended September 30, 2004 and September 30, 2003.

NET REALIZED INVESTMENT GAIN

Net realized investment gain increased from $0 in the three months ended September 30, 2003 to $646 thousand in the three months ended September 30, 2004 and increased from $226 thousand in the nine months ended September 30, 2003 to $590 thousand in the nine months ended September 30, 2004. This increase was primarily the result of the sale of public equity securities associated with the realignment of our investment portfolio.

OTHER INCOME (EXPENSE)

Other income (expense), comprised primarily of miscellaneous income, gains and losses on foreign currency transactions and scrap raw material sales, decreased from income of $976 thousand in the three months ended September 30, 2003 to expense of $33 thousand in the three months ended September 30, 2004 and decreased from $1.9 million in the nine months ended September 30, 2003 to $858 thousand in the nine months ended September 30, 2004. This decrease is primarily related to a cash settlement from a former customer, relating to the prior year, during the three months ended September 30, 2003, and a decrease in gains on foreign currency transactions and scrap raw material sales during the nine months ended September 30, 2004.

INCOME TAXES

Our effective tax rate decreased from 33.2% in the three months ended September 30, 2003 to 31.2% in the three months ended September 30, 2004 and increased from 31.5% in the nine months ended September 30, 2003 to 32.1% in the nine months ended September 30, 2004. The increase in our year to date tax rate is primarily related to a higher mix of taxable income and lower research and development tax credits and economic incentive credits as a percent of taxable income.

On October 4, 2004, the Working Families Tax Relief Act of 2004 was signed into law. This legislation extended the research and development (R&D) tax credit for 18 months, from July 1, 2004 to December 31, 2005, allowing U.S. companies conducting qualifying research and development activities to receive a tax credit of up to 10 percent of R&D spending. The additional tax credit is estimated to be approximately $620 for this fiscal year and will be reflected in the fourth quarter tax rate.

On October 22, 2004, the American Jobs Creation Act of 2004 was signed into law. This legislation repeals export tax benefits, which have historically reduced our effective tax rate. This legislation transitions the repeal by allowing 100 percent of 2004, 80 percent of 2005 and 60 percent of 2006 export benefits. The legislation also transitions in a new tax deduction for US manufacturing, which will benefit ADTRAN. We do not expect the legislation to have any material effect on our 2004 tax expense and are currently evaluating the impact on future years.

NET INCOME

As a result of the above factors, net income increased $1.6 million from $17.2 million in the three months ended September 30, 2003 to $18.8 million in the three months ended September 30, 2004 and increased $20.4 million from $40.1 million in the nine months ended September 30, 2003 to $60.5 million in the nine months ended September 30, 2004. As a percentage of sales, net income increased from 16.2% in the three months ended September 30, 2003 to 16.3% in the three months ended September 30, 2004 and increased from 14.2% in the nine months ended September 30, 2003 to 17.3% in the nine months ended September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Fifty million dollars of the expansion of Phase III of our corporate headquarters was approved for participation in an incentive program offered by the Alabama State Industrial Development Authority (the “Authority”). Pursuant to the program, on January 13, 1995, the Authority issued $20.0 million of its taxable revenue bonds and loaned the proceeds from the sale of the bonds to ADTRAN. The bonds were originally purchased by AmSouth Bank of Alabama, Birmingham, Alabama, (the “Bank”). First Union National Bank of Tennessee, Nashville, Tennessee, (the “Bondholder”) purchased the original bonds from the Bank and made further advances to the Authority, bringing the total amount outstanding to $50.0 million. The incentive program enables participating companies to generate Alabama corporate income tax credits that can be used to reduce the amount of Alabama corporate income taxes that would otherwise be payable. We cannot be certain that the state of Alabama will continue to make these corporate income tax credits available in the future, and therefore, we may not realize the full benefit of these incentives. Through September 30, 2004, the Authority had issued $50.0 million of its taxable revenue bonds pursuant to the incentive program and loaned the proceeds from the sale of the bonds to ADTRAN. We are required to make payments to the Authority in the amounts necessary to pay the principal of and interest on the Authority’s Taxable Revenue Bond, Series 1995, as amended, currently outstanding in the aggregate principal amount of $50.0 million. The bond matures on January 1, 2020, and bears interest at the rate of 5%. Included in long-term investments are $50.0 million of restricted funds, which is a collateral deposit against the principal amount of this bond. In conjunction with this program, we are eligible to receive certain economic incentives from the state of Alabama that reduce the amount of payroll withholdings that we are required to remit to the state for those employment positions that qualify under the program.

In July 2003, the board of directors elected to begin declaring quarterly dividends on our common stock, and anticipates that it will declare a regular quarterly dividend so long as the present tax treatment of dividends exists and adequate levels of liquidity are maintained. The board declared a quarterly cash dividend on January 20, 2004 of $0.08 per common share to be paid to holders of record at the close of business on February 3, 2004, with a payment date of February 17, 2004. The quarterly dividend payment was approximately $6.4 million. On April 13, 2004, the board of directors declared a quarterly cash dividend of $0.08 per common share to be paid to stockholders of record at the close of business on May 4, 2004. The quarterly dividend payment was approximately $6.3 million. On July 12, 2004, the board of directors declared a quarterly cash dividend of $0.08 per common share to be paid to stockholders of record at the close of business on August 3, 2004. The quarterly dividend payment was approximately $6.3 million. On October 11, 2004, the board of directors declared a quarterly cash dividend of $0.08 per common share to be paid to stockholders of record at the close of business on November 2, 2004. The payment date will be November 16, 2004. The quarterly dividend payment will be approximately $6.2 million.

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

Our working capital, which consists of current assets less current liabilities, increased 16.7% from $220.1 million as of December 31, 2003 to $256.8 million as of September 30, 2004. The quick ratio, defined as cash, cash equivalents, short-term investments, and net accounts receivable, divided by current liabilities, increased from 4.87 as of December 31, 2003 to 6.63 as of September 30, 2004. The current ratio, defined as current assets divided by current liabilities, increased from 6.46 as of December 31, 2003 to 8.28 as of September 30, 2004. The increase in these liquidity ratios is primarily related to increases in cash and cash equivalents, short-term investments, accounts receivable and inventory. The increase in cash and cash equivalents and the corresponding decrease in long term investments is primarily related to the continued shortening of the average life of the investments in our investment portfolio. Additionally, the liquidity ratios were also affected by the change in our income tax position. As of December 31, 2003, we had an income tax receivable of $11.6 million. This income tax receivable was generated in the fourth quarter of 2003 from the tax benefit associated with the exercise of non-qualified stock options. During the first quarter of 2004, we received a tax refund for this overpayment. As of September 30, 2004, we had an income tax receivable of $2.7 million. This income tax receivable was generated in the third quarter of 2004 from a tax refund filing related to a prior year. During the fourth quarter of 2004, we received this tax refund.

We receive an income tax deduction for the difference between the exercise price and the market price of non-qualified stock options upon exercise by employees. We recorded $2.7 million and $23.6 million during the nine months ended September 30, 2004 and the year ended December 31, 2003, respectively, as an income tax deduction for the difference between the exercise price and the market price of non-qualified stock option exercises.

At September 30, 2004, our cash on hand of $144.2 million and short-term investments of $25.0 million placed our short-term liquidity in cash, cash equivalents, and short-term investments at $169.2 million. At December 31, 2003, our cash on hand of $132.1 million and short-term investments of $11.9 million placed our short-term liquidity in cash, cash equivalents, and short-term investments at $144.0 million. This increase is primarily attributable to our ability to generate cash from operations, the sale of long-term investments and the purchase of short-term bonds, the movement of bonds maturing within one year from long-term investments to short-term investments, and the proceeds received from the exercise of employee stock options.

At September 30, 2004, our long-term investments decreased by 25.9% to $173.1 million from $233.7 million at December 31, 2003. This decrease is primarily attributable to the sale of long-term investments, and the movement of bonds maturing within one year from long-term investments to short-term investments. Long-term investments at September 30, 2004 and December 31, 2003 include a restricted balance of $50.0 million related to our revenue bonds, as discussed above. We intend to finance our operations in the future with cash flow from operations and our remaining borrowed taxable revenue bond proceeds. We believe these available sources of funds to be adequate to meet our operating and capital needs for the foreseeable future.

Net accounts receivable increased 22.9% from December 31, 2003 to September 30, 2004. Our allowance for doubtful accounts decreased $1.1 million from December 31, 2003 to September 30, 2004 primarily as a result of the write-off of accounts receivable for a customer who entered Chapter 7 bankruptcy proceedings. Quarterly accounts receivable days sales outstanding increased 9 days from 42 days as of December 31, 2003 to 51 days as of September 30, 2004. This increase in accounts receivable and quarterly accounts receivable days sales outstanding is caused by seasonality of sales. Other receivables decreased 33.4% from December 31, 2003 to September 30, 2004, primarily resulting from variations of timing of payments from subcontractors. Quarterly inventory turnover decreased from 4.86 turns as of December 31, 2003 to 4.44 turns as of September 30, 2004. The decrease in inventory turnover is attributable to an increase in inventory in anticipation of increased sales.

Accounts payable decreased 6.4% from December 31, 2003 to September 30, 2004. Accrued expenses increased 41.0% from December 31, 2003 to September 30, 2004. These changes are primarily related to the variations of timing of payments, an increase in new product approvals and development activities, and an increase in our rebate accrual. Capital expenditures totaled approximately $5.1 million and $4.3 million for the nine months ended September 30, 2004 and 2003, respectively. These expenditures were primarily used to purchase computer hardware, computer software, manufacturing equipment, and test equipment.

In July 2001, the board of directors approved the repurchase of 2 million shares of ADTRAN common stock on a pre-split basis. The total number of shares authorized were not affected by the stock split. During April 2004, with the purchase of 323,400 shares, we completed our July 2001 share repurchase plan at a total cost for the plan of $39.7 million.

On April 29, 2004 the board of directors approved the repurchase of up to 4 million shares of ADTRAN common stock through open market purchases from time to time as conditions warrant. As of September 30, 2004, we had repurchased 2,502,100 shares of our common stock at a total cost of $62.2 million and had the authority to purchase an additional 1,497,900 shares.

We issued 396,831 shares of common stock, of which 39,230 shares were treasury stock, for $5.0 million during the nine months ended September 30, 2004, to accommodate employee stock option exercises. During 2003, we issued 4,529,271 shares of common stock, of which 4,125,242 shares were treasury stock, for $55.1 million to accommodate employee stock option exercises.

We have used, and expect to continue to use, the cash generated from operations for working capital, dividend payments, and other general corporate purposes, including (i) product development activities to enhance our existing products and develop new products and (ii) expansion of sales and marketing activities.

During the nine months ended September 30, 2004, there have been no material changes in contractual obligations and commercial commitments from those discussed in our most recent Form 10-K filed on March 12, 2004. We do not have off-balance sheet financing arrangements and have not engaged in any related party transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources. We have committed to invest up to an aggregate of $7.9 million in two private equity funds, of which $2.1 million has been invested to date. The duration of each of these commitments is five years with $2.9 million expiring in 2005 and $5.0 million expiring in 2007.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

In March 2004, the Financial Accounting Standards Board (“FASB”) reached consensus on the guidance provided by Emerging Issues Task Force Issue 03-1 (“EITF 03-1”), The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. The guidance is applicable to debt and equity securities that are within the scope of FASB Statement of Financial Accounting Standard (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities and Certain Other Investments. EITF 03-1 specifies that an impairment would be considered other-than-temporary unless (a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment and (b) evidence indicating the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. The disclosure provisions of EITF 03-1 for investments accounted for under Statements 115 and 124 were effective for annual reporting periods ending after December 15, 2003. In September 2004, the EITF delayed the effective date for the measurement and recognition guidance included in paragraphs 10 through 20 of EITF 03-1. The disclosures required of EITF 03-1, paragraphs 21 and 22, have not been deferred. We continue to evaluate all existing and future investments in order to determine the applicability of EITF 03-1.

On March 31, 2004, the FASB issued an exposure draft of a proposed standard that, if adopted, will significantly change the accounting for employee stock options by requiring us to expense stock options, commonly referred to as equity-based compensation. Comments on the exposure draft were due by September 7, 2004. On October 13, 2004, the FASB delayed the effective date of the proposed standard until the interim period beginning July 1, 2005. We anticipate that if the new standard is adopted, the standard will impact ADTRAN’s financial position and results of operations (see Note 7 for a discussion of the ADTRAN’s current treatment of stock-based compensation).

During September 2004, the Emerging Issues Task Force (“EITF”) released Issue 04-08, “The Effect of Contingently Convertible Debt on diluted Earnings per Share.” Issue 04-08 provides guidance on when the dilutive effect of contingently convertible debt securities with a market price trigger should be included in the computation of diluted earnings per share (“EPS”). The guidance is effective as of December 31, 2004 and would be applied by retrospectively restating previously reported EPS. We anticipate that the adoption of this guidance will not have a material effect on the computation of EPS as we do not have contingently convertible debt. In addition, the FASB is amending FAS 128 to make it consistent with International Accounting Standard 33, (IAS 33), and to make EPS computations comparable on a global basis. The amended standard is expected to be effective for all periods ending after December 15, 2004. We anticipate that the adoption of the amended standard will not have a material effect on the computation of our EPS.

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

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Item 2(a) and (b) are inapplicable.

(c) Stock Repurchases

The following table sets forth ADTRAN’s repurchases of its common stock for the months indicated. All shares were purchased in open market transactions.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2004	—	—	—	3,826,500
July 1, 2004 – July 31, 2004	926,500	$25.01	926,500	2,900,000
August 1, 2004 – August 31, 2004	1,402,100	$24.72	1,402,100	1,497,900
September 1, 2004 – September 30, 2004	—	—	—	1,497,900
Total	2,328,600	$24.84	2,328,600	1,497,900

(1)	On April 29, 2004, ADTRAN announced that its board of directors approved the repurchase of up to 4,000,000 shares of its common stock. All repurchases for the periods indicated were made pursuant to this repurchase program.

ITEM 6. EXHIBITS

Exhibits.

Exhibit No.	Description
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADTRAN, INC.
(Registrant)

Date: November 8, 2004	/s/ James E. Matthews
James E. Matthews
Senior Vice President - Finance and
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications