Form 10-K
period 2004-12-31
ADTRAN INC
filed 2005-03-11
CIK 926282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant on June 30, 2004 was $2,190,663,849 based on a closing market price of $33.37 as quoted on the Nasdaq National Market. There were 75,269,666 shares of common stock outstanding as of March 1, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 18, 2005 are incorporated herein by reference in Part III.

ADTRAN, Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2004

- i -

PART I

ITEM 1. BUSINESS

Introduction

ADTRAN®, Inc. develops products and services that facilitate access to today’s communications networks. Our high-speed, network access products improve the operation of, and reduce the costs associated with, building and using communications networks. Service providers use our equipment to deliver broadband data, voice, video, and Internet services to business and residential subscribers in a cost-efficient manner. Businesses, schools, and government agencies use our products to connect facilities, remote offices, and mobile workers, enabling corporate information services, Internet access, telecommuting, and videoconferencing within their organizations.

We were incorporated under the laws of Delaware in November 1985, and commenced operations in January 1986. We are headquartered in Cummings Research Park in Huntsville, Alabama. The mailing address at our headquarters is 901 Explorer Boulevard, Huntsville, Alabama, 35806. The telephone number at that location is (256) 963-8000.

Products and Services

We maintain two operating divisions based on our product and service offerings: the Carrier Networks Division and the Enterprise Networks Division. While many of the technologies we develop can be used to build products for both divisions, the divisions serve two distinct markets. These divisions support sales in the United States and in other countries around the world, and operate as two reportable segments. In 2004, sales of Carrier Networks products accounted for 71.1% of revenue, while sales of Enterprise Networks products accounted for 28.9%. Sales to countries outside of North America are included in these aggregate divisional figures, but when accounted for separately, comprise 6.7% of total revenue. For more financial information about these divisions and geographic areas, see Note 9 to the consolidated financial statements included in this report.

Our product portfolio consists of more than 1,300 different high-speed network access devices. In both service provider and enterprise networks, these products are used primarily, but not exclusively, in the “last mile,” or local loop, of the network, and in local area networks on the customer premises. The last mile is that segment of the network that connects end-user subscribers to a service provider’s closest facility. Local area networks are that segment connecting routers, switches, PCs, printers, phones, faxes, and other communications devices within a given building or campus. Our products typically connect two ends of a circuit, and serve to transmit, route, and/or switch the data, voice, and video traffic traveling across that circuit. The bandwidth of the circuit, along with the type of technology being used, determines the type of equipment needed.

Today’s networks have undergone a fundamental shift from voice-centric technologies to data-centric technologies. A few years ago, when voice was the dominant type of traffic in the network, networks were engineered to carry voice first, then integrated data into that architecture as necessary. Today, data is the dominant traffic type, and networks are evolving to transport data, voice and video in an integrated architecture. As networks migrate toward integrated communications and entertainment services, service providers and businesses alike are transitioning their networks to packet-based technologies, with Ethernet and related Internet Protocol (IP) becoming the dominant technology.

We develop, market, and support high-speed network access products for use across IP, ATM (Asynchronous Transfer Mode), and TDM (Time Division Multiplex) architectures in both wireline and wireless network applications. Our products are used to deploy new broadband networks, and to upgrade slower, established networks involving copper, fiber, and wireless technologies both in the United States and abroad.

We classify our products into three separate categories:

•	Systems

•	High bit-rate Digital Subscriber Line (HDSL)/T1

•	Digital Business Transport (DBT)

Our Systems category includes a broad range of products that deliver network access from the service provider’s central office or Outside Plant (OSP) enclosures to the desktop of the user. Products in this category include IP-, ATM- and TDM-based broadband access platforms, central office and OSP Digital Subscriber Line Access Multiplexers (DSLAMs), IP access routers, Ethernet switches, optical access multiplexers and service units, fixed wireless radios, M13/STS-1 multiplexers, narrowband access platforms, Inverse Multiplexing over ATM (IMA) concentrators, integrated access devices (IADs), and Internet security/firewall appliances and related access equipment.

Our HDSL/T1 category includes a wide variety of TDM and ATM products used to deploy T1/E1, fractional T1/E1, and Symmetrical HDSL (SHDSL) services to businesses over dedicated, leased-line copper. Products in this category include carrier-based HDSL, HDSL2, and HDSL4 solutions for the central office, outside plant, and customer premises, global TDM-based SHDSL solutions, as well as enterprise-based T1 and T3 Data Service Units/Channel Service Units (DSU/CSUs) and multiplexers.

Our DBT category includes legacy products used to deploy Integrated Services Digital Network (ISDN), Digital Data Service (DDS), and Frame Relay services. Products include our range-extension DDS and ISDN (Total Reach®) technologies, legacy four-wire DDS and ISDN loop technologies, DDS DSU/CSUs, and ISDN terminal adapters.

Carrier Networks

Our Carrier Networks Division specializes in system-based solutions that domestic and global service providers use to meet demand for a variety of data, voice, and Internet services, while reducing the cost of initial deployment and ongoing operations. The focus of this division is the development of access equipment utilized by service providers to connect central offices and/or remote terminals directly to end users’ terminating equipment. These products are installed throughout the service provider’s network in locations such as central offices or network operations centers, remote terminals, pole-mounted cabinets, telephone poles or cross boxes, and the customers’ premises.

Faced with increasing competition from cable and other broadband media, service providers are aggressively upgrading their networks to increase capacity and to accommodate the delivery of high-speed, IP-based broadband services to business and residential subscribers. Widespread use of the Internet and adoption of high-definition television and other data services is increasing demand for these services. In most networks, data traffic has already surpassed voice in terms of bits, and data applications are growing faster than voice; therefore service providers are shifting to IP-centric architectures to optimize their networks for data transport.

This trend is producing high demand for a wide range of IP-capable products across enterprise and service provider networks. ADTRAN offers cost-effective solutions for delivering high-speed data services over IP-based architectures. In 2004, we enhanced our flagship product line, the Total Access system, to accommodate IP service delivery. Offering numerous interfaces and service delivery methods, Total Access positions a network for cost-effective delivery of today’s high-speed Internet services, while offering a clear cut path to VoIP, IPTV (digital television over copper), and other premium service offerings.

To position themselves for premium service offerings and to increase the capacity of their networks over the last mile, many service providers are opting for a “deep fiber” strategy, where fiber is pushed far into the network, then high-speed DSL technologies are deployed over existing copper loops to the customer premises. In other cases, service providers are delivering fiber directly to the home. We believe that ADTRAN is positioned to benefit from this shift in deployment strategies. Our Total Access platforms are designed to support fiber strategies by allowing both copper and fiber connectivity. Furthermore, our systems are designed to scale up as necessary to support service delivery in both rural and urban areas.

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

Total Access features a distributed architecture that fits the decentralized networking model most service providers are using today both in the United States and abroad. This modular, scalable, and geographically distributed system offers advantages such as lower start-up costs, more flexible service deployment, greater network interface options, increased bandwidth, grow-as-you-go modularity, and centralized network management.

Packet-Based DSL Access

While the transition to IP-based premium services is taking place, reliable, high-speed DSL Internet services remain a cornerstone of data revenue for most service providers. Our Total Access DSL Access Multiplexer, or DSLAM, supports the deployment of these services to business and residential consumers in a more cost-efficient manner than is possible with other solutions. In order to maintain profitability on lower-cost DSL service offerings, providers need a solution that accommodates different types of technologies, lowers upfront costs, and accommodates incremental growth. Total Access DSLAMs meet this criteria.

Incumbent Local Exchange Carriers (ILECs), competitive service providers, local and regional independent telephone companies, and global communications companies use our Total Access DSLAMs to deliver Asymmetric DSL, or ADSL, a technology that permits faster downloads and slower uploads to accommodate the asymmetrical Internet usage of residential and small business environments; and Symmetrical HDSL, or SHDSL, a technology that offers businesses high-speed symmetrical network access. With models for central office, remote terminal, and outside plant installation, Total Access DSLAMs are being adopted for use in a wide range of deployment scenarios across incumbent, competitive, and independent service provider networks.

In 2004, we enhanced our Total Access DSLAM portfolio by adding Gigabit Ethernet (1.0 Gbps) functionality. Ethernet, a standard already extensively used in local area networks (LANs) at the customer premises, is now migrating into the last mile of the service providers’ network as an alternative to ATM, the traditional DSL transport protocol. Its broad acceptance, lower deployment costs, and higher bandwidth capacity make Ethernet the technology of choice for delivering IP services. With Ethernet functionality, Total Access DSLAMs are now equipped to support the next-generation IP applications being implemented today, and to provide an evolutionary path to the higher bandwidth switching and multicast video applications of the near future. Service providers with an installed base of Total Access DSLAMs can easily upgrade to IP functionality.

During 2004, many service providers continued their efforts to outfit their networks for delivery of more complex DSL services to a greater percentage of potential subscribers in less densely populated areas. We address lower density market requirements with our Total Access mini- and OSP DSLAMs. These platforms enable DSL delivery to subscribers previously viewed as unreachable or uneconomical to service, at a cost that protects service provider profitability on lower-priced service offerings.

In 2004, we introduced the second generation of our Total Access mini- and OSP DSLAMs. These devices are now equipped to support the new ADSL2+ standard, and effectively double the density of their predecessors. ADSL2+ is a DSL transport technology that achieves rates of up to 24 Mbps, offering a broad range of new applications. Our DSLAMs can be optical- or fiber-fed, and allow for easy migration to Ethernet applications. These solutions are suited for extending broadband from the node to the customer premises in deep fiber deployment scenarios. We believe we are the leading supplier of environmentally sealed, line-powered OSP DSLAMs to satisfy extended reach DSL connectivity needs in an economically feasible package.

In countries outside of North America, our Total Access SHDSL solution is being adopted as an economical way to meet strong demand for E1 business services over a single pair of copper wires. SHDSL has a capacity of up to 2.3 Mbps per pair, making it a global symmetrical standard that accommodates E1 rates. ADTRAN was a primary contributor to the international SHDSL standardization effort that concluded in 2001, and the first to introduce a SHDSL product.

Because major service providers are deploying high volumes of new DSL products each day, and because packet-based technologies often fall outside the scope of the service providers’ legacy operating systems, many service providers require a separate automated provisioning and management tool for these deployments. To satisfy this need, we offer the Total Access Element Management System, a high-performance network management system supporting our Total Access DSLAM platforms, as well as many other ADTRAN network access platforms.

Optical Access Multiplexing

Demand for optical access equipment continues as wireless and wireline service providers expand network capacity in the last mile, upgrade their networks to support next-generation services, and streamline backhaul efficiency. Our OPTI-6100 offers service providers an extremely cost-effective solution to these and other fiber applications.

The OPTI-6100 is a compact, next-generation optical access platform designed to minimize capital outlay and maximize density. It supports network bandwidths up to OC-12 (622 Mbps), and supports a wide range of customer services, including Ethernet over SONET. This functionality is packaged in an extremely compact chassis, overcoming many of the size and cost issues associated with traditional optical access equipment. New capabilities added to the OPTI-6100 in 2004 simplify interoperability with high-speed optical metro/regional rings, allowing service providers to easily and inexpensively connect more subscribers to their infrastructure.

The OPTI-6100 is a standards-based device that complies with the SONET optical interface standard governing the interworking of optical transmission products. As a result, this device works with other SONET multiplexers in existing installations, and supplies important environmental alarms and network management information to the operations center or central office.

T1/HDSLx Access

The transmission method behind most voice and data services to businesses is T1, which defines a method to transmit data and voice at 1.544 megabits per second, or Mbps, and E1, the European equivalent, which transmits at 2.048 Mbps. T1 and E1 are widely deployed in most business networks used today. High bit-rate Digital Subscriber Line, or HDSLx, is a local loop transmission technology that simplifies the provisioning of T1/E1 services over these circuits. We are the industry’s leading supplier of T1/HDSLx technology in the United States, with equipment in use by every ILEC and by many independent and competitive service providers.

Our HDSL/HDSL2/HDSL4 products implement T1/E1 over two-wire or four-wire transport facilities at extended distances. Our T1/HDSLx and E1/HDSLx products are available in form factors to fit our Total Access System, as well as other equipment shelves commonly deployed by ILECs and other service providers.

M13/STS-1 Multiplexing

In response to demand for improved space and network efficiency in copper networks, in 2003 we introduced the MX2820™, an evolution of our MX2800™ and MX2810™ multiplexers. In 2004, during its first full year on the market, our MX2820 M13 multiplexer doubled its revenue, despite declines in average selling price for this technology. This product performs a very commonplace function of merging T1 (1.544 Mbps) circuits onto a T3 (45 Mbps) circuit for transport to the central office, but it does so in less space and at a lower cost than competing solutions.

The MX2820 offers innovations previously unavailable in this product category, such as advanced cable management, one-to-one redundancy, and simplified network management. This type of multiplexing is an essential function in every service provider’s network, and we expect demand for this highly efficient backhaul and transport solution to continue.

Our MX2800/2810 M13 multiplexers aggregate multiple T1 or E1 channels into a single larger channel, such as DS3 or Synchronous Transport Signal Level 1 (STS-1). The MX2800/2810 offers service providers a smaller, more cost-effective alternative to traditional devices used for this purpose.

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

POTS/DLC Services

Our Total Access System includes solutions for deploying narrowband (from 64 Kbps to 1.544 Mbps) services, including Plain Old Telephone Services (POTS) for voice, and special services, such as analog data or foreign exchange. Service providers use Digital Loop Carriers (DLCs), or remote cabinets, to consolidate large volumes of voice lines close to the customer premises. Our high-density platforms for POTS deployment through a DLC increase the number of customers that can be served through the same facilities.

An important part of the DLC concept is the ability to move voice traffic from narrow-bandwidth circuits, originating at the customer’s site, onto broader bandwidth circuits traveling back to the central office. Our products provide the concentration and multiplexing technologies needed to consolidate narrowband signals, where most of the service providers’ demand resides, into higher level bandwidth signals for backhaul to the switching facilities.

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

Enterprise Networks

Our Enterprise Networks Division specializes in internetworking solutions to help the small-to-medium business (SMB) implement reliable, high-speed voice, data, Internet, and video connectivity over diverse wide and local area networks, while keeping costs in check. Domestic and global business enterprises, academic organizations, and government agencies use these products to implement reliable, high-speed communications between geographically dispersed locations or employees. These products are typically installed in equipment rooms, switching closets, or on desktops of users, and help to connect headquarters, branch offices, telecommuters, and mobile users to corporate information resources.

Our enterprise network products physically connect the user’s equipment – telephones, PBXs, fax machines, computers, and videoconferencing gear, etc. – to the local or wide area network. We address all of the commonly used networking technologies, at speeds ranging from 56/64 Kbps to one gigabit over wireline, fiber, and wireless facilities. Products range from simple, single-circuit termination units to more complex integrated access devices, Ethernet switches, access routers, multiplexers, Virtual Private Network devices, firewalls, Frame Relay bandwidth management platforms, and license-free wireless radios. Functionality ranges from low-cost, unmanaged devices to modular, remotely-manageable devices. Emergency service restoral is offered for a number of platforms.

Our broad range of equipment permits customers to satisfy their applications (data, voice, videoconferencing, or combined data/voice) using the most cost-efficient solution possible. In wide area networks using multiple transmission technologies to support different geographic locations, the customer can usually obtain all the necessary equipment from us. In local area networks requiring switching, routing, and Virtual Private Networking (VPN), the customer can also obtain all the necessary equipment from us. Many of the products available from the Enterprise Networks Division have applications in service provider networks as well. These products are typically installed by the service provider at the customer premises as part of a bundled service package.

In enterprise network markets, the need for expanded communications services, combined with level budgets or diminished budgets, has led to an unprecedented interest in value-based networking as opposed to bleeding-edge technology. A more cautious attitude has resulted in a greater reliance on established technologies and an increased willingness to consider lower cost service and equipment alternatives.

ADTRAN is addressing this value-oriented enterprise networking market by offering the full internetworking product set required to implement a complete, cost-efficient, high-speed network. Marketed under the NetVanta umbrella, this product set includes Ethernet switches, integrated switch-routers, low-, medium-, and high-speed access routers, and VPN/Internet security appliances. Each product line offers ways to lower equipment acquisition costs, lower recurring monthly service costs, or both. NetVanta products are typically available at approximately half the price of competing brand name solutions. In addition to price advantage, these solutions compete effectively on customer support issues, including a longer warranty, high-touch customer support, and fewer add-on costs. These products function as the cornerstone of today’s cost-conscious network architectures, and form the basis for growth in enterprise networks in the future.

We view the development and implementation of a centralized operating system as critical to our success in internetworking markets. In 2004, we solidified the integration of the ADTRAN Operating System (AOS) into our NetVanta internetworking product lines. AOS simplifies product development efforts and shortens time to market for new products and features. It also offers the highest possible level of LAN-to-WAN integration for the enterprise Information Technology (IT) manager, ensuring common configuration practices, policies, protection schemes, and management interfaces enterprise-wide. AOS boasts an impressive list of features and functionality, and is scheduled for regular enhancement every four months. We believe our investment in AOS over the past three years strongly positions our company for the timely release of new products to aggressively address the SMB internetworking market.

NetVanta switches, routers, and integrated switch-routers are now fully VoIP-ready devices. Many of our development efforts in enterprise networks over the course of 2004 focused directly or indirectly on strengthening the VoIP functionality of our NetVanta product line. We believe that improvements to the AOS in 2004, as well as the introduction of Power over Ethernet switches in early 2005, strongly position this line for widespread deployment in VoIP networks. NetVanta products also include numerous features to overcome the problems most network managers face when trying to transport VoIP traffic through firewalls and other data-related equipment.

Ethernet Switching

The introduction of our new NetVanta™ 1000 Series of managed Ethernet switches further strengthened our internetworking portfolio in 2004, and we believe that it has firmly established us in the internetworking space between the wide area circuit and the user’s desktop. The first products introduced in this series were standards-compliant, fully managed Layer 2 switches with Virtual Local Area Network (VLAN) support, Quality of Service (QoS) capability, Wide Area Network (WAN) interface, and Gigabit uplink capability. These switches include functionality to support the newest IP telephony applications, such as voice and video over IP. Available at a price point traditionally associated with low-end, low-function switches, NetVanta 1000 switches represent an extremely competitive entry in this market.

Also in 2004, we introduced a family of integrated switch-router products designed to drastically simplify and lower the cost of deploying new or upgraded network connections at branch offices. Our NetVanta 1224R/1224STR is an enterprise-class, all-in-one solution that consolidates up to five separate devices for voice and data connectivity into a single, compact chassis. This level of hardware integration significantly lowers total cost of ownership, the measure most IT managers use when evaluating local are network (LAN) equipment purchases. Where other vendors’ solutions sometimes involve hidden charges, such as maintenance agreements and firmware updates, ADTRAN offers free technical support and free firmware updates, further improving the value of this and other NetVanta products, and strengthening the competitive profile of this line.

IP Access Routing

Our NetVanta 3000 Series of IP access routers serve the purpose of providing Internet access or interconnecting corporate locations over IP, Frame Relay, or leased-line infrastructures, then routing data to its destination computer. These devices include features to secure the network against cyber attacks; to secure the privacy of data as it is transported across the Internet, and to restore communications in the event of equipment or network failure. These devices may be used by businesses or service providers in both domestic and global installations.

Until 2004, our NetVanta IP access router line included models to support up to two T1s (up to 3 Mbps) of bandwidth in enterprise and service provider applications. We expanded this product line in 2004 to include higher capacity models to support dual DS3 (up to 90 Mbps aggregate) and multi-T1/E1 (up to 16 Mbps) applications. Following in the footsteps of its predecessors, these higher bandwidth models are engineered to sell at a price point significantly below that of leading brand name routers, offering customers a viable router alternative backed by an established and reputable supplier.

Also in 2004, we addressed the need for a business-class DSL device to support higher speed Internet access from small branch or home offices. By adding ADSL2+ (up to 24 Mbps) capability into our NetVanta router line, we were able to introduce a solution that offers business-class functionality, at a cost that compares favorably with low-end, low-function ADSL modems. We anticipate market acceptance by IT managers seeking to enforce corporate IT policies at small branch and home offices, and by service providers using the ADSL router in bundled DSL services.

Internet Security

Our NetVanta 2000 Series is a family of products that combines firewall, VPN, and switching technologies to secure the transport of data over the Internet and private IP networks. The product line includes models to connect mobile workers, remote offices, and regional office/corporate headquarters, without the security concerns normally associated with shared networks. VPN is a service that provides customers with the attributes of a private network and is a cost-effective replacement for private leased-line networks.

Integrated Access

Integrated access devices are a product class commonly used to reduce telecommunications costs by collapsing multiple voice and data circuits into a more streamlined and less expensive topology. Convergence also simplifies network administration and enables new features and services. We offer the Total Access 600 Series, Total Access 750/850, ATLAS™, and TSU Series of integrated access devices to accommodate both enterprise and service provider applications. Product architectures are scalable, and various models offer a wide range of features and capacities. These solutions enable service providers to address small and medium-sized business customers with a high-speed, integrated voice, data, and Internet solution.

VoIP represents an important new revenue opportunity for service providers seeking to add new, more attractive service offerings in order to retain and expand their subscriber base. In 2004, we added VoIP capability to our widely deployed Total Access IAD product line, creating a single, cost-effective platform for extending hosted Private Branch eXchange (PBX) and other VoIP services. With this new functionality, both new and existing Total Access IAD customers can enable their networks for VoIP deployment, immediately improving competitive posture. We currently hold majority market share positions in both TDM and packet-based versions of this technology.

Broadband Fixed Wireless

We compete in a portion of the wireless communications market known as license-free fixed wireless. License-free fixed wireless installations are permanent or temporary point-to-point microwave radio links classified as unlicensed by the Federal Communications Commission (FCC). Our TRACER® Series radios support voice and data over broadband Ethernet; DS3; dual, quad, and octal T1; and single and dual E1 networks. Installed by a service provider or a business, fixed wireless links serve to overcome geographic barriers, establish emergency communications, or improve the efficiency of service providers’ backhaul operations. We expanded this product line significantly in 2004 and early 2005, increasing bandwidth and introducing a new line of user-configurable modular radios to support IP-based applications.

Fiber Connectivity

Our optical transport products for the enterprise support (1) point-to-point fiber termination, where the customer seeks to connect intra-campus buildings over a fiber optic cable; and (2) copper-to-fiber conversion, where the customer seeks to connect existing copper-wired buildings to fiber optic cable.

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

Network Management

We develop and support sophisticated systems to centralize the configuration and management of our wide area connectivity and internetworking products. New in 2004, our n-Command™ network management platform, a web-enabled product, allows network operators to monitor network activity, modify equipment settings, and isolate problems from a remote location.

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

Customers

Customers of our Carrier Networks Division in the United States include all of the major ILEC’s, (formerly known as RBOC’s); large and small independent telephone companies; competitive service providers; Internet service providers or ISPs; long distance service providers (known as Interexchange Carriers or IXCs); and wireless service providers. Worldwide, this division also serves incumbent carriers and competitive service providers in selected regions.

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

End users of our Enterprise Networks Division include a large number of private and public organizations in numerous vertical markets, including finance, retail, food service, government, education, healthcare, manufacturing, military, transportation, hospitality, and energy/utility. However, because the majority of the products from this division are sold through channels, we reach those end customers through a network of partners comprised of several large technology distributors and numerous value-added resellers, as described in “Distribution, Sales and Marketing” below.

The major customers of ADTRAN include the following:

Alltel Corporation	SBC Communications, Inc.
AT&T Corp.	Sprint Corporation
BellSouth Corporation	Tech Data Corporation
Ingram Micro, Inc.	Telstra Corporation
Qwest Communications International	Verizon Communications, Inc.

Single customers comprising more than 10% of our revenue in 2004 include SBC Communications, Inc. at 21%, Sprint Corporation at 15% and Verizon Communications, Inc. at 12%. No other customer accounted for 10% or more of our sales in 2004.

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

Sales to service providers often involve lengthy product qualification and standardization processes that can extend for several months or years. Subsequent orders, if any, are typically placed under single or multi-year supply agreements that are generally not subject to minimum volume commitments. Service providers generally prefer having two or more suppliers for most products, so individual orders are generally subject to competition based on some combination of total value, service, price, delivery, and other terms.

The majority of Enterprise Networks products are sold in the United States through a non-exclusive distribution network which consists, at the top level, of several major technology distributors and system integrators, such as Tech Data, Ingram Micro, and Sprint North Supply. These large distribution organizations then sell to an extensive network of value-added resellers or system integrators.

Value-added resellers and system integrators may be affiliated with us as channel partners, or they may purchase from a distributor in an unaffiliated fashion. Affiliated partners participate with us at one of three levels based on sales volume and other factors to receive benefits such as product discounts, co-op advertising funds, technical support, and training. We maintain field offices nationwide to support both distributors and value-added resellers and system integrators. The Enterprise Networks Division also maintains a direct sales organization to generate demand within selected end user accounts.

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

During 2004, 2003, and 2002, product development expenditures totaled $67.4 million, $58.1 million, and $56.3 million, respectively. Because our product development activities are an important part of our strategy and because of rapidly changing technology and evolving industry standards, we expect to sustain, and possibly increase, product development activities in 2005. To date, all product development expenses have been charged to operations as incurred.

We strive to deliver innovative network access solutions that lower the cost of deploying services, increase the level of performance achievable with established infrastructures, reduce expense for our customers, increase network bandwidth and functionality, and extend network reach. Our development process is conducted in accordance with ISO 9001, TL 9000, and ISO 14001, which are international standards for quality and environmental management systems for design, manufacturing, and service.

We develop most of our products internally, although we sometimes license intellectual property rights for use in certain products. Internal development gives us more control over design and manufacturing issues related to our products, and therefore, closer control over product cost. Our ability to continually reduce product costs is an important part of our overall business strategy. Our product development efforts are often centered on entering a market with improved technology, with products offered at a price point lower than established market price. We then compete for market share. We continually re-engineer successive generations of the product to improve margin. In the extremely competitive markets of recent years, this strategy has allowed us to meet customers’ stringent price requirements, while remaining profitable.

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

Product development activities center on products to support both existing and emerging technologies in the telecommunications industry in segments of our markets that we consider viable revenue opportunities. We are actively engaged in developing and refining technologies to support data, voice, and video transport over TDM, ATM, and IP network architectures. Our work involves Ethernet transport, DSL transport (ADSL, SHDSL, HDSL4), fiber optic transport, access routing, Ethernet switching, integrated access, network management and services.

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

We are also involved in other standards development efforts related to maximizing the bandwidth potential of the copper pair to enable new applications. We were a key contributor to the effort to provide higher rates with SHDSL (e-SHDSL), an International Telecommunication Union-Telecommunications (ITU-T) standard which was approved in the U.S. in 2003, and in Europe in 2004. We are also contributing to the development of the new second generation Very-high-data-rate Digital Subscriber Line (VDSL2) standard, expected to receive approval in mid-2005. In 2004, we concluded our initial work with the Institute of Electrical and Electronics Engineers (IEEE) committee defining the guidelines for Ethernet in First Mile, and contributed to the Alliance for Telecom Industry Solutions’ (ATIS) Wide Area Ethernet effort to establish guidelines for this new industry trend. We are also participating in the ATIS focus group to determine next-generation network standards. Internationally, we are assisting in the Australian Communications Industry Forum (ACIF) Unconditioned Local Loop Service (ULLS) Network Deployment Rules effort to refine spectrum management guidelines in Australia.

Manufacturing

The principal steps in the manufacturing process are the purchase and management of materials, assembly, testing, final inspection, packing, and shipping. In 2004, we continued to purchase parts and components for the assembly of some products from a large number of suppliers through a worldwide sourcing program. In addition, we have begun to shift to a process of allowing contract manufacturers to purchase the materials that they use in the assembly of our products. Certain key components used in our products are currently available from only one source, and other key components are available from only a limited number of sources. In the past, we have experienced delays in the receipt of certain key components, which has resulted in delays in related product deliveries. We attempt to manage such risks through developing alternative sources, through engineering efforts designed to obviate the necessity of certain components, and by maintaining close personal contact and building long-term relationships with each of our suppliers.

We rely on subcontractors in China for assembly of printed circuit board assemblies, sub-assemblies, chassis, enclosures and equipment shelves, and, more recently, also to purchase some of the raw materials used in and for such assembly. Beginning in 2001, we transitioned our manufacturing of low-volume, high-mix, or complex product assemblies to our manufacturing site in Huntsville, Alabama. We continue to build and test all new product prototypes and initial production units for all products in Huntsville, then later transfer the production of high-volume, low-mix printed circuit board assemblies to our subcontractors. We plan to continue to transition the purchasing of materials for assembly and final testing of a significant portion of our lower-priced products to subcontractors in China. Such assembly typically can be done by subcontractors at an equal or lower cost than if we assembled such items internally, which furthers our goal of being a low-cost, high-quality provider in the industry. Subcontract assembly operations can lengthen production cycle times, but we believe we can respond more rapidly to uncertainties in incoming order rates by selecting assembly subcontractors having significant reserve capacity and flexibility. We have consolidated our subcontractors to a few whose proven flexibility and quality meet our requirements.

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

Shipment of products to customers occurs from our facilities in Huntsville, Alabama. Our facilities are certified pursuant to ISO 9001:2000, TL 9000 Release 3.0, ISO 14001, and certain other telephone company standards, including those relating to emission of electromagnetic energy and safety specifications.

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

Competitors in the carrier networks arena include large, established firms such as Alcatel, Cisco Systems, Inc., Fujitsu Limited, Lucent Technologies, Nortel Networks, and Siemens, as well as a number of smaller, specialized firms such as ADC Telecommunications, Carrier Access Corporation and Paradyne Networks.

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

Competitors in the enterprise networks area include Nortel Networks, Netopia, Inc., Siemens, Enterasys Networks, Kentrox, Paradyne Networks, Quick Eagle Networks, Carrier Access Corporation, Verilink, Juniper Networks, Visual Networks, Inc., Cisco Systems, Inc., SonicWALL, Inc., and WatchGuard. Some of these companies compete in a single product segment, while others compete across multiple product lines.

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

Employees

As of December 31, 2004, we had 1,593 full-time employees in the United States and 34 full-time employees in our international subsidiaries, located in Canada, China, Europe, Mexico, and Australia. Of our total employees, 276 were in sales, marketing and service; 412 were in research and development; 799 were in manufacturing operations and quality assurance; and 140 were in administration. None of our employees are represented by a collective bargaining agreement, nor have we ever experienced any work stoppage. We believe that our relationship with our employees is good.

Proprietary Rights

The ADTRAN corporate logo is a registered trademark of ADTRAN. The name “ADTRAN” is a registered trademark of ADTRAN. A number of our product identifiers and names are also registered. We also claim rights to a number of unregistered trademarks.

We have ownership of at least 135 patents related to our products and have approximately 111 additional patents pending. We will continue to seek additional patents from time to time related to our research and development activities. We do not derive any material amount of revenue from the licensing of our patents.

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

Moreover, the introduction of products embodying new technologies, the emergence of new industry standards, or changes in common service provider offerings could adversely affect our ability to sell our products. For instance, we offer a large number of products that apply primarily to the delivery of high-speed digital communications over the local loop over copper wire. We compete favorably with our competitors by developing a high-performance line of these products. Recently, we have begun marketing products that apply to fiber optic transport in the local loop. We expect, however, that use of coaxial cable and mobile wireless access in place of local loop access will increase. Also, non-traditional providers, such as cable television companies, are increasing their presence in the local loop. To meet the requirements of these new delivery systems and to maintain our market position, we may have to develop new products or modify existing products.

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

We rely on subcontractors in China for the assembly of printed circuit board assemblies, subassemblies, chassis, enclosures and equipment shelves, and, more recently, also to purchase the raw materials used in and for such assembly. We are heavily dependent on two of these subcontractors. This reliance on third-party subcontractors for the assembly of our products involves several risks, including the unavailability of or interruptions in access to certain process technologies and reduced control over product quality, delivery schedules, transportation interruptions, manufacturing yields, and costs. These risks may be exacerbated by economic or political uncertainties or by natural disasters in foreign countries in which our subcontractors may be located. To date, we believe that we have successfully managed the risks of our dependence on these subcontractors through a variety of efforts, which include seeking and developing alternative subcontractors while maintaining existing relationships. However, we cannot assure you that delays in product deliveries will not occur in the future because of shortages resulting from this limited number of subcontractors or from the financial or other difficulties of such parties. The inability to develop alternative subcontractors if and as required in the future, or the need to undertake required retraining and other activities related to establishing and developing a new subcontractor relationship, could result in delays or reductions in product shipments which, in turn, could have a negative effect on our customer relationships and operating results.

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

Historically, a large percentage of our sales have been made to ILECs (also formerly known as RBOCs) and major independent telecommunications companies. In 2004, these customers continued to comprise a large percentage (approximately 58%) of our revenue. As long as the ILECs and other service providers represent such a substantial percentage of our total sales, our future success will significantly depend upon certain factors which are not within our control, including:

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

We are in the process of expanding into international markets, which currently represent 6.7% of our net sales, and we anticipate increased sales from these markets. We currently maintain regional and sales offices outside of North America in Dublin, Ireland; Melbourne, Australia; Beijing, Guangzhou, and Hong Kong, China; and Bad Homburg, Germany. A number of factors inherent to these markets expose us to significantly more risk than domestic business, including:

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

ITEM 2. PROPERTIES

Our headquarters and principal administrative, engineering and manufacturing facilities are located on an 80-acre campus in Cummings Research Park in Huntsville, Alabama. Two office buildings contain 440,000 and 600,000 square feet, respectively, and serve both our Carrier Networks and Enterprise Networks divisions. These facilities can accommodate a total of 3,000 employees. We also have a 15,500 sq. ft. engineering facility in Phoenix, Arizona that is used by our Carrier Networks division.

In addition to our facilities listed above, we lease additional office space in the United States and abroad, providing sales and service support for both of our divisions. The leased offices in the United States are located in Chesterfield, MO; Overland Park, KS; Highlands Ranch, CO; Herndon, VA; Irving, TX; Milford, CT; San Antonio, TX; and Wheaton, IL. We also lease one office in Melbourne, Australia; one in each of Hong Kong, Beijing, and Guangzhou, China; one in Bad Homburg, Germany; and one in Dublin, Ireland. These cancelable and noncancelable leases expire at various times between 2005 and 2008. For more information, see Note 10 of the Notes to Consolidated Financial Statements included in this report.

We also have 40 home-based offices serving both our Carrier Networks and Enterprise Networks divisions, of which 39 are located within the United States and one in London, England. In the United States, our home-based offices are located in and around the following locations: Albany, NY; Akron, OH; Atlanta, GA; Austin, TX; Babylon, NY; Baltimore, MD; Charleston, WV; Chicago, IL; Cincinnati, OH; Columbus, OH; Concord, NH; Dallas, TX; Denver, CO; Fort Lauderdale, FL; Hartford, CT; Harrisburg, PA; Houston, TX; Huntsville, AL; Indianapolis, IN; Irvine, CA; Lincoln, NE; Los Angeles, CA; Minneapolis, MN; Nashville, TN; Phoenix, AZ; Pittsburgh, PA; Providence, RI; Raleigh, NC; Richmond, VA; Roanoke, VA; San Antonio, TX; San Diego, CA; San Francisco, CA; San Jose, CA; Seattle, WA; St. Petersburg, FL; Towaco, NJ; Wilkes-Barre, PA; and Windsor, MI.

ITEM 3. LEGAL PROCEEDINGS

We have been involved from time to time in litigation in the normal course of our business. We are not aware of any pending or threatened litigation matters that could have a material adverse effect on us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted by ADTRAN to a vote of security holders during the fiscal quarter ended December 31, 2004.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below, in accordance with General Instruction G(3) of Form 10-K and Instruction 3 of Item 401(b) of Regulation S-K, is certain information regarding the executive officers of ADTRAN. Unless otherwise indicated, the information set forth is as of December 31, 2004.

Mark C. Smith	Age 64
Mr. Smith is one of the co-founders of ADTRAN
1995 to present	Chairman of the Board and Chief Executive Officer
1986 – 1995	Chairman of the Board, Chief Executive Officer and President

Howard A. Thrailkill	Age 66
1995 to present	President, Chief Operating Officer and Director
1992 – 1995	Executive Vice President and Chief Operating Officer

James E. Matthews	Age 48
2001 to present	Senior Vice President – Finance, Chief Financial Officer and Treasurer
1999 – 2001	Chief Financial Officer, Home Wireless Networks, Inc.
1998 – 1999	Chief Executive Officer, Miltope Group, Inc.
1995 – 1998	Vice President Finance and Chief Financial Officer, Miltope Group, Inc.
1992 – 1995	Controller, Hughes Training, Inc.

Thomas R. Stanton	Age 40
2001 to present	Senior Vice President and General Manger – Carrier Networks
1999 – 2001	Vice President and General Manager – Carrier Networks
1995 – 1999	Vice President – Carrier Networks Marketing
1995	VP – Marketing & Engineering, Transcrypt International, Inc.
1994 – 1995	Sr. Director, Marketing, E.F. Johnson Company
1993 – 1994	Director, Marketing, E.F. Johnson Company

Peter C. Voetsch	Age 52
2001 to present	Senior Vice President – Operations
1996 – 2001	Plant Manager, DaimlerChrysler Corporation
1987 – 1996	Business Manager, Electronics Division, DaimlerChrysler Corporation

Danny J. Windham	Age 45
2001 to present	Senior Vice President and General Manager – Enterprise Networks
1999 – 2001	Vice President and General Manager – Enterprise Networks
1995 – 1999	Vice President – Enterprise Networks Marketing
1994 – 1995	Director of Marketing
1989 – 1994	Manager of Product Management
1986 – 1989	Vice President and Co-Founder, Processing Telecom Technologies, Inc.

Robert A. Fredrickson	Age 54
1996 to present	Vice President – Carrier Networks Sales
1996	Vice President, Broadband Business Development, DSC Communications Corporation
1991 – 1996	Senior Director, Access Products, DSC Communications Corporation

Steven L. Harvey	Age 44
2002 to present	Vice President – Enterprise Networks and Competitive Service Provider Sales
1999 – 2001	Vice President – Competitive Service Provider Sales
1996 – 1999	Vice President – Enterprise Networks Sales
1995 – 1996	Executive Vice President, Data Processing Sciences Corporation
1991 – 1995	Vice President, Data Processing Sciences Corporation

P. Steven Locke	Age 56
2000 to present	Vice President – Carrier Networks Marketing and Competitive Service Provider Sales
1999 – 2000	Vice President, Sprint Local Division Sales for Lucent Technologies
1997 – 1999	Senior Director of Sales, ADTRAN, Inc.
1993 – 1997	Vice President and General Manager, Business Network Group,
Sprint North Supply

Everette R. Ramage	Age 57
1999 to present	Vice President – Enterprise Networks Engineering
1993 – 1999	Engineering Manager, Enterprise Networks DDS Group
1990 – 1993	Engineering Manager, CPE Group

Kevin W. Schneider	Age 41
2003 – present	Vice President – Chief Technology Officer
1999 – 2003	Vice President – Technology
1996 – 1999	Chief Scientist
1992 – 1996	Staff Scientist

There are no family relationships among our directors or executive officers.

All officers are elected annually by and serve at the pleasure of the Board of Directors of ADTRAN.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

ADTRAN’s common stock has been traded on the Nasdaq National Market under the symbol ADTN since our initial public offering of common stock in August 1994. Prior to the initial public offering, there was no established trading market for our common stock. As of January 31, 2005, ADTRAN had 343 stockholders of record and approximately 14,300 beneficial owners of shares held in street name. The following table shows the high and low closing prices per share for the common stock as reported by Nasdaq for the periods indicated.

Common Stock Prices

	2004

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$37.18	$33.37	$32.96	$24.17
Low	$28.65	$24.52	$22.37	$18.23

	2003

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$20.18	$27.63	$34.63	$37.48
Low	$14.78	$18.04	$22.65	$30.43

The following table shows our declared and paid dividends by quarter. The board of directors presently anticipates that it will declare a regular quarterly dividend so long as the present tax treatment of dividends exists and adequate levels of liquidity are maintained.

Dividends per Common Share

2004
First Quarter	Second Quarter	Third Quarter	Fourth Quarter
$0.080	$0.080	$0.080	$0.080

2003

First Quarter	Second Quarter	Third Quarter	Fourth Quarter
—	—	$1.075 (1)	$0.075

(1)	On July 14, 2003, the board of directors declared a special cash dividend of $1.00 per common share and a quarterly cash dividend of $0.075 per common share. Prior to July 14, 2003, ADTRAN had not declared any cash dividends on its common stock.

Stock Repurchases

The following table sets forth ADTRAN’s repurchases of its common stock for the months indicated. All shares were purchased in open market transactions.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2004 – October 31, 2004	—	—	—	1,497,900
November 1, 2004 – November 30, 2004	497,200	$21.61	497,200	1,000,700
December 1, 2004 – December 31, 2004	—	—	—	1,000,700

Total	497,200	$21.61	497,200	1,000,700

(1)	On April 29, 2004, ADTRAN announced that its board of directors approved the repurchase of up to 4,000,000 shares of its common stock. All repurchases for the periods indicated were made pursuant to this repurchase program, and during February 2005, with the purchase of 1,000,700 shares, this repurchase plan was completed.

On February 11, 2005, ADTRAN announced that its board of directors approved the repurchase of up to 5,000,000 shares of its common stock. This plan will be implemented through open market purchases from time to time as conditions warrant.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data for, and as of the end of, each of the years in the five-year period ended December 31, 2004, are derived from the consolidated financial statements of ADTRAN, which have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. The selected consolidated financial data are qualified in their entirety by the more detailed information in the consolidated financial statements, including the notes thereto. The consolidated financial statements of ADTRAN as of December 31, 2004 and 2003 and for each of the years in the three-year period ended December 31, 2004, and the report of PricewaterhouseCoopers LLP thereon, are included elsewhere in this report.

Income Statement Data

(In thousands, except per share amounts)

Year Ended December 31,	2004	2003	2002	2001	2000
Sales
Carrier Networks Division	$323,333	$267,563	$218,912	$238,367	$315,228
Enterprise Networks Division	131,184	129,113	126,813	148,714	147,721

Total sales	454,517	396,676	345,725	387,081	462,949

Cost of sales	193,445	174,681	170,789	213,760	233,430

Gross profit	261,072	221,995	174,936	173,321	229,519

Selling, general and administrative expenses	91,927	83,234	81,217	95,954	87,116
Research and development expenses	67,384	58,144	56,295	58,935	50,628

Operating income	101,761	80,617	37,424	18,432	91,775

Interest income	7,671	8,912	9,113	8,077	9,025

Interest expense	(2,542)	(2,534)	(2,572)	(2,069)	(1,802)
Other income (expense)	1,353	1,609	234	(29)	(4)
Net realized investment gains (losses)	1,773	226	(12,022)	(674)	84,040

Income before provision for income taxes	110,016	88,830	32,177	23,737	183,034

Provision for income taxes	34,875	27,315	7,401	6,408	62,232

Net income	$75,141	$61,515	$24,776	$17,329	$120,802

Earnings per common share-basic	$0.96	$0.80	$0.33	$0.22	$1.56
Earnings per common share assuming dilution (1)	$0.93	$0.76	$0.32	$0.22	$1.52
Weighted average shares outstanding-basic	78,235	76,942	76,090	77,135	77,294
Weighted average shares outstanding assuming dilution (1)	80,985	80,739	76,443	77,353	79,408

Balance Sheet Data

(In thousands)

At December 31,	2004	2003	2002	2001	2000
Working capital (2)	$266,371	$220,069	$203,511	$217,387	$262,778

Total assets	$559,942	$592,309	$521,213	$522,537	$546,336

Total debt	$50,000	$50,000	$50,000	$50,000	$50,000

Stockholders’ equity	$466,637	$493,821	$435,212	$437,628	$434,425

(1)	Assumes exercise of dilutive stock options calculated under the treasury method. See Notes 1 and 11 of Notes to Consolidated Financial Statements.
(2)	ADTRAN’s working capital consists of current assets less current liabilities.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

ADTRAN, Inc. designs, develops, manufactures, markets, and services a broad range of high-speed network access products utilized by providers of telecommunications services and enterprise end users. We currently sell our products to a large number of service providers, including the four largest telecommunications providers, and to private and public enterprises worldwide.

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

The year-over-year increase in our Systems revenue is primarily attributable to increasing sales of DSLAMs, optical access products, M13 multiplexers, and NetVanta products. Our DSLAMs consolidate broadband traffic and provide the technology that allows phone companies to compete with cable companies in the high-speed Internet service market.

The year-over-year increase in High-bit-rate Digital Subscriber Line (HDSL)/ T1 revenue is primarily attributable to increasing Carrier Networks sales of HDSL-based Total Access 3000 broadband platform products, partially offset by declining Enterprise Networks sales of Channel Service Units/ Data Service Units (CSU / DSU) products. The increase in HDSL revenue is the result of migration from non-intelligent legacy hardware to intelligent remote monitoring access hardware and a result of market share gains. The industry has integrated the functionality of CSU/DSUs into access routers, thereby reducing the requirement for a standalone CSU/DSU.

The year-over-year decrease in Digital Business Transport (DBT)/Total Reach sales is the result of newer and higher-speed technologies replacing the lower-speed technology of ISDN and DDS products. We have maintained our overall market share in DBT/Total Reach and continue to take advantage of market opportunities for these products where speed is not the main consideration. However, DBT/Total Reach is a declining market, which is being cannibalized by higher-speed DSL technology.

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

Critical Accounting Policies

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. These policies have been consistently applied across our two reportable segments: (1) Carrier Networks Division and (2) Enterprise Networks Division.

•	We review customer contracts to determine if all of the requirements for revenue recognition have been met prior to recording revenues from sales transactions. We generally record sales revenue upon shipment of our products, net of any discounts, since: (i) we generally do not have significant post-delivery obligations, (ii) the product price is fixed and determinable, (iii) collection of the resulting receivable is probable, and (iv) product returns are reasonably estimable. We generally ship products upon receipt of a purchase order from a customer. We evaluate shipping terms and we record revenue on products shipped in accordance with the applicable terms of each respective contract, generally FOB shipping point. In the case of consigned inventory, revenue is recognized when the customer assumes the risks and rewards of ownership of the product. We record revenue associated with installation services when the installation and all contractual obligations are complete. When contracts include both installation and product sales, the installation is considered as a separate deliverable item. Either the purchaser, ADTRAN, or a third party can perform installation of our products.

Sales returns are accrued based on historical sales return experience, which we believe provides a reasonable estimate of future returns. The majority of Enterprise Networks products are sold in the United States through a non-exclusive distribution network of major technology distributors and system integrators. These large distribution organizations then sell to an extensive network of value-added resellers and system integrators. Value-added resellers and system integrators may be affiliated with us as a channel partner, or they may purchase from the distributor in an unaffiliated fashion. Our distributors may return products to us that are damaged or defective upon receipt for replacement. Additionally, our distributors may return unused and unopened product for stock-balancing purposes when such returns are accompanied by offsetting orders for products of equal or greater value.

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

Prior to accepting a new customer, we perform a detailed credit review of the customer. Credit limits are established for each new customer based on the results of this credit review. Payment terms are established for each new customer, and collection experience is reviewed periodically in order to determine if the customer’s payment terms and credit limits need to be revised. We maintain allowances for doubtful accounts for losses resulting from the inability of our customers to make required payments. If the financial conditions of our customers were to deteriorate, resulting in an impairment of their ability to make payments, we may be required to make additional allowances. If circumstances change with regard to individual receivable balances that had previously been determined to be uncollectible (and for which a specific reserve had been established), a reduction in our allowance for doubtful accounts may be required. Our allowance for doubtful accounts was $0.4 million and $1.7 million at December 31, 2004 and 2003, respectively. We recorded $0.7 million and $2.0 million of bad debt expense during the years ended December 31, 2004, and 2002, respectively. During the year ended December 31, 2003, improving financial conditions among our customers allowed us to reduce our allowance for doubtful accounts by $0.7 million, resulting in a credit of $0.7 million to bad debt expense.

•	We carry our inventory at the lower of cost or market, with cost being determined using the first-in, first-out method. We use standard costs for material, labor, and manufacturing overhead to value our inventory. Our standard costs are updated on a monthly basis and any variances are expensed in the current period. Therefore, our inventory costs approximate actual costs at the end of each reporting period. We write-down our inventory for estimated obsolescence or unmarketable inventory by an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, we may be required to make additional inventory write-downs. Our reserve for excess and obsolete inventory was $4.8 million and $3.1 million at December 31, 2004 and 2003, respectively. Inventory write-downs charged to the reserve were $4.7 million, $1.6 million and $5.7 million for the years ended December 31, 2004, 2003 and 2002, respectively.

•	The objective of our short-term investment policy is to preserve principal and maintain adequate liquidity with appropriate diversification, while emphasizing market returns on our monetary assets. The objective of our long-term investment policy is to emphasize total return; that is, the aggregate return from capital appreciation, dividend income, and interest income. These objectives are achieved through investments with appropriate diversification in fixed and variable rate income, public equity, and private equity portfolios. During 2002, we changed our fixed income investment policy, shortening the maximum maturity from 15 years to five and one-half years, with consistent dollar maturities, year-to-year. We have experienced significant volatility in the market prices of our publicly traded equity investments. These investments are recorded on the consolidated balance sheets at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss), net of tax. The ultimate realized value on these equity investments is subject to market price volatility until they are sold.

We review our investment portfolio for potential “other-than-temporary” declines in value on an individual investment basis. We assess, on a quarterly basis, significant declines in value which may be considered other-than-temporary and, if necessary, recognize and record the appropriate charge to write-down the carrying value of such investments. In making this assessment, we take into consideration a wide range of objective and subjective information, including but not limited to the following: the magnitude and duration of historical decline in market prices, credit rating activity, assessments of liquidity, public filings, and statements made by the issuer. We generally begin our identification of potential other-than-temporary impairments by reviewing any security with a market value that has declined from its original or adjusted cost basis by 25% for more than six months. We then evaluate the individual security based on the previously identified factors to determine the amount of the write-down, if any. Actual losses, if any, could ultimately differ from these estimates. Future adverse changes in market conditions or poor operating results of underlying investments could result in additional losses that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future. For 2004, 2003 and 2002, we recorded other-than-temporary write-downs of our marketable equity investments of $0, $0 and $9.6 million, respectively. These write-downs are included in net realized investment gains (losses) in the accompanying consolidated statements of income.

We also invest in privately held entities and record our investments in these entities at cost. We review our investments in these entities periodically in order to determine if circumstances (both financial and non-financial) exist that indicate that we will not recover our initial investment. Impairment charges are recorded on investments having a cost basis that is greater than the value that we would reasonably expect to receive in an arm’s length sale of the investment. For 2004, 2003 and 2002, we recorded write-downs of our cost basis investments of $0.1 million, $0 and $2.0 million, respectively. These write-downs are included in net realized investment gains (losses) in the accompanying consolidated statements of income.

•	We estimate our income tax provision or benefit in each of the jurisdictions in which we operate, including estimating exposures related to examinations by taxing authorities. We also make judgments regarding the realization of deferred tax assets. The carrying value of our net deferred tax assets is based on our belief that it is more likely than not that we will generate sufficient future taxable income in certain jurisdictions to realize these deferred tax assets. A valuation allowance has been established for deferred tax assets which we do not believe meet the more-likely-than-not criteria established by Statement of Financial Accounting Standard (“SFAS”) No. 109, Accounting for Income Taxes. Our estimates regarding future taxable income and income tax provision or benefit may vary due to changes in market conditions, changes in tax laws, or other factors. If our assumptions, and consequently our estimates, change in the future, the valuation allowances we have established may be increased or decreased, impacting future income tax expense. For 2004, 2003 and 2002, we recorded a valuation allowance of $0.6 million, $0.4 million and $0, respectively. This valuation allowance is included in non-current deferred tax liabilities in the accompanying consolidated balance sheets.

•	We estimate our cost to repair or replace defective products at the time revenue is recognized and include this cost in cost of goods sold in our consolidated statements of income. Our products generally include warranties of one to ten years for product defects. The liability for warranty returns totaled $1.6 million and $1.5 million at December 31, 2004 and 2003, respectively. These liabilities are included in accrued expenses in the accompanying consolidated balance sheets. Our estimates regarding future warranty obligations may change due to product failure rates, shipment volumes, and other rework costs incurred in correcting a product failure. If our estimates change in the future, the liability for warranty returns we have established may be increased or decreased, impacting future cost of goods sold expense.

Results of Operations

The following table presents selected financial information derived from our consolidated statements of income expressed as a percentage of sales for the years indicated.

(Stated as % of sales)

Years Ended December 31,	2004	2003	2002
Sales
Carrier Networks Division	71.1%	67.4%	63.3%
Enterprise Networks Division	28.9	32.6	36.7

Total sales	100.0	100.0	100.0

Cost of sales	42.6	44.0	49.4

Gross profit	57.4	56.0	50.6

Selling, general and administrative expenses	20.2	21.0	23.5
Research and development expenses	14.8	14.7	16.2

Operating income	22.4	20.3	10.9

Interest income	1.7	2.3	2.6
Interest expense	(0.6)	(0.6)	(0.7)
Other income	0.3	0.4	0.0
Net realized investment gains (losses)	0.4	0.1	(3.5)

Income before provision for income taxes	24.2	22.4	9.3

Provision for income taxes	7.7	6.9	2.1

Net income	16.5%	15.5%	7.2%

2004 Compared to 2003

Sales

ADTRAN’s sales increased 14.6% from $396.7 million in 2003 to $454.5 million in 2004. The increase is primarily the result of increasing unit volume and market share gains in the Carrier Networks Division. In particular, the increase in overall sales is attributable to an increase in sales of our Systems and HDSL-based Total Access 3000 broadband platform products, partially offset by decreased sales of our DBT/Total Reach® products. The increase in Systems revenue is primarily attributable to sales of DSLAMs, optical access products, M13 multiplexers, and NetVanta products.

Carrier Networks sales increased 20.8% from $267.6 million in 2003 to $323.3 million in 2004. Carrier Networks sales, as a percentage of total sales, increased from 67.4% in 2003 to 71.1% in 2004. The increase in Carrier Networks sales is primarily attributable to an increase in sales of DSLAMs, optical access products, and HDSL-based Total Access 3000 broadband platforms.

Enterprise Networks sales increased 1.6% from $129.1 million in 2003 to $131.2 million in 2004. The increase in Enterprise Networks sales is primarily related to an increase in sales of NetVanta products, partially offset by a decrease in CSU/DSU sales, which is a hardware unit that terminates carrier services at the enterprise location. NetVanta internetworking products consist of access routers, VPN products, and Ethernet switches. The industry has integrated the functionality of CSU/DSUs into access routers, thereby reducing the requirement for a standalone CSU/DSU. Enterprise Networks sales, as a percentage of total sales, decreased from 32.6% in 2003 to 28.9% in 2004.

Foreign sales increased 56.0% from $19.6 million in 2003 to $30.6 million in 2004. The increase in foreign sales is primarily attributable to increased revenue in Australia and Europe.

Cost of Sales

Cost of sales, as a percentage of sales, decreased from 44.0% in 2003 to 42.6% in 2004. The decrease is primarily related to manufacturing efficiencies, the timing differences between the recognition of cost reductions and the lowering of product selling prices, and the sales of higher margin new products. In addition, the decrease resulted from improvements in supply chain management, due to the implementation of an advanced planning system and a web-based procurement process, which has reduced cycle times and increased our manufacturing flexibility. We anticipate that continued deployment of supply chain applications augmented with process improvement strategies will result in further cost reductions, which we believe will provide a continued competitive advantage. Carrier Networks cost of sales, as a percent of division sales, decreased from 45.8% in 2003 to 43.8% in 2004. Enterprise Networks cost of sales, as a percent of division sales, decreased from 40.4% in 2003 to 39.5% in 2004.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 10.5% from $83.2 million in 2003 to $91.9 million in 2004. This increase is primarily related to the increase in sales and the related increase in sales and marketing expenses. We also incurred increased insurance costs of approximately $1.1 million and increases in professional services costs related to Sarbanes-Oxley compliance. In addition, $0.7 million of bad debt expense was recorded in 2004, compared to $0 of bad debt expense recorded in 2003. During the year ended December 31, 2003, improving financial conditions among our customers allowed us to reduce our allowance for doubtful accounts by $0.7 million, resulting in a credit of $0.7 million to bad debt expense. Selling, general and administrative expenses as a percentage of sales decreased from 21.0% in 2003 to 20.2% in 2004. Selling, general and administrative expenses include personnel costs for administration, finance, information systems, human resources, sales and marketing and general management, as well as rent, utilities, legal and accounting expenses, bad debt expense, advertising, promotional material, gains or losses on the disposal of property, plant, and equipment occurring in the normal course of business, trade show expenses, and related travel costs. The decrease in selling, general and administrative expenses as a percentage of sales is due to our continued control of discretionary spending. Selling, general and administrative expenses as a percent of sales will generally fluctuate whenever there is significant fluctuation in revenues during the periods being compared.

Research and Development Expenses

Research and development expenses increased 16.0% from $58.1 million in 2003 to $67.4 million in 2004. The increase in research and development expenses is primarily related to an increase in product approval costs for DSLAMs and optical access products. As a percentage of sales, research and development expenses increased from 14.7% in 2003 to 14.8% in 2004. Research and development expenses as a percent of sales have remained relatively stable due to our continued control of discretionary spending in areas such as travel, contract labor and training. Research and development expenses as a percentage of sales will fluctuate whenever there is a significant fluctuation in revenues during the periods being compared.

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

Interest and Dividend Income

Interest and dividend income decreased 13.5% from $8.9 million in 2003 to $7.7 million in 2004. This decrease is primarily related to lower interest rates and shorter maturities on our fixed income investments.

Interest Expense

Interest expense on our taxable revenue bond remained constant at $2.5 million in 2004 and 2003. See Note 5 of Notes to Consolidated Financial Statements for additional information on our revenue bond.

Net Realized Investment Gains (Losses)

Net realized investment gains increased from $0.2 million in 2003 to $1.8 million in 2004. This increase is primarily related to the sale of a cost basis investment that had previously been written down and additional transactional-based net gains realized in 2004.

Other Income (Expense)

Other income decreased from $1.6 million in 2003 to $1.4 million in 2004. This decrease is primarily related to a reduction in realized foreign currency gains in 2004.

Income Taxes

Our effective tax rate increased from 30.7% in 2003 to 31.7% in 2004. This increase is primarily related to a higher mix of taxable income and the settlement of prior year tax contingencies. This increase was partially offset by additional research and development tax credits from prior years resulting in higher research and development tax credits as a percent of taxable income.

Net Income

As a result of the above factors, net income increased from $61.5 million in 2003 to $75.1 million in 2004. As a percentage of sales, net income increased from 15.5% in 2003 to 16.5% in 2004.

2003 Compared to 2002

Sales

ADTRAN’s sales increased 14.7% from $345.7 million in 2002 to $396.7 million in 2003. The increase is primarily the result of increasing unit volume and market share gains in the Carrier Networks Division. In particular, the increase in overall sales is attributable to an increase in sales of our Systems products, partially offset by decreased sales of our DBT/Total Reach® and HDSL/T1 products. The increase in Systems revenue is attributable to sales of DSLAMs, optical access products and NetVanta products. NetVanta internetworking products consist of access routers, VPN products, and Ethernet switches. The decrease in HDSL/T1 revenue is primarily attributable to a decrease in Enterprise Networks Division sales of T1 CSU/DSU products, partially offset by an increase in Carrier Networks Division sales of HDSL products.

Carrier Networks sales increased 22.2% from $218.9 million in 2002 to $267.6 million in 2003. Carrier Networks sales, as a percentage of total sales, increased from 63.3% in 2002 to 67.4% in 2003. The increase in Carrier Networks sales is primarily attributable to an increase in sales of DSLAMs, optical access products, and HDSL-based Total Access 3000 broadband platforms.

Enterprise Networks sales increased 1.8% from $126.8 million in 2002 to $129.1 million in 2003. The increase in Enterprise Networks sales is primarily related to an increase in sales of Total Access integrated access devices and NetVanta products, partially offset by a decrease in CSU/DSU sales. The industry has integrated the functionality of CSU/DSUs into access routers, thereby reducing the requirement for a standalone CSU/DSU. Enterprise Networks sales, as a percentage of total sales, decreased from 36.7% in 2002 to 32.6% in 2003.

Foreign sales decreased 3.4% from $20.3 million in 2002 to $19.6 million in 2003. The decrease in foreign sales is attributable to market challenges in the European and Asia/Pacific regions. We are still in the process of developing business relationships and expanding our sales base in these regions.

Cost of Sales

Cost of sales, as a percentage of sales, decreased from 49.4% in 2002 to 44.0% in 2003. The decrease is primarily related to manufacturing efficiencies, the timing differences between the recognition of cost reductions and the lowering of product selling prices, and the sales of higher margin new products. In addition, the decrease resulted from improvements in supply chain management, due to the implementation of an advanced planning system and a web-based procurement process, which has reduced cycle times and increased our manufacturing flexibility. We anticipate that continued deployment of supply chain applications augmented with process improvement strategies will result in further cost reductions, which we believe will provide a continued competitive advantage. Carrier Networks cost of sales, as a percent of division sales, decreased from 51.9% in 2002 to 45.8% in 2003. Enterprise Networks cost of sales, as a percent of division sales, decreased from 45.1% in 2002 to 40.4% in 2003.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 2.5% from $81.2 million in 2002 to $83.2 million in 2003. This increase is primarily related to an increase in sales and the rescission in September 2002 of salary reductions implemented in the second half of 2001 as a cost control mechanism, instead of extensive staff reductions generally imposed throughout the telecommunications industry. The increase in selling, general and administrative expenses is partially offset by $2.0 million of bad debt expense that was recorded in 2002, compared to $0 of bad debt expense that was recorded in 2003. In addition, improving financial conditions among our customers allowed us to reduce our allowance for doubtful accounts by $0.7 million in the latter half of 2003. Selling, general and administrative expenses as a percentage of sales decreased from 23.5% in 2002 to 21.0% in 2003. Selling, general and administrative expenses include personnel costs for administration, finance, information systems, human resources, sales and marketing and general management, as well as rent, utilities, legal and accounting expenses, bad debt expense, advertising, promotional material, gains or losses on the disposal of property, plant, and equipment occurring in the normal course of business, trade show expenses, and related travel costs. The decrease in selling, general and administrative expenses as a percentage of sales is due to our continued control of discretionary spending. Selling, general and administrative expenses as a percent of sales will generally fluctuate whenever there is significant fluctuation in revenues during the periods being compared.

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

Net Realized Investment Gains (Losses)

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

Liquidity and Capital Resources

Fifty million dollars of the expansion of Phase III of our corporate headquarters was approved for participation in an incentive program offered by the Alabama State Industrial Development Authority (the “Authority”). The incentive program enables participating companies to generate Alabama corporate income tax credits that can be used to reduce the amount of Alabama corporate income taxes that would otherwise be payable. We cannot be certain that the state of Alabama will continue to make these corporate income tax credits available in the future, and therefore, we may not realize the full benefit of these incentives. Through December 31, 2004, the Authority had issued $50.0 million of its taxable revenue bonds pursuant to the incentive program and loaned the proceeds from the sale of the bonds to ADTRAN. We are required to make payments to the Authority in the amounts necessary to pay the principal of and interest on the Authority’s Taxable Revenue Bond, Series 1995, as amended, currently outstanding in the aggregate principal amount of $50.0 million. The bond matures on January 1, 2020, and bears interest at the rate of 5% per annum. Included in long-term investments are $50.0 million of restricted funds, which is a collateral deposit against the principal amount of this bond. In conjunction with this program, we are eligible to receive certain economic incentives from the state of Alabama that reduce the amount of payroll withholdings that we are required to remit to the state for those employment positions that qualify under the program. Our economic incentives realized for the years ended December 31, 2004, 2003 and 2002 were $1.3 million, $1.5 million, and $1.2 million, respectively.

The following table shows the declared and paid dividends by quarter. The board of directors presently anticipates that it will declare a regular quarterly dividend so long as the present tax treatment of dividends exists and adequate levels of liquidity are maintained.

Dividends per Common Share

2004

First Quarter	Second Quarter	Third Quarter	Fourth Quarter
$0.080	$0.080	$0.080	$0.080

2003

First Quarter	Second Quarter	Third Quarter	Fourth Quarter
—	—	$1.075(1)	$0.075

(1)	On July 14, 2003, the board of directors declared a special cash dividend of $1.00 per common share and a quarterly cash dividend of $0.075 per common share. Prior to July 14, 2003, ADTRAN had not declared any cash dividends on its common stock.

On January 24, 2005, the board declared a quarterly cash dividend of $0.08 per common share to be paid to stockholders of record at the close of business on February 4, 2005. The quarterly dividend payment was $6.1 million and was paid on February 16, 2005.

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

In connection with the preparation of this report, we concluded that it was appropriate to classify our auction rate municipal bonds and variable rate municipal demand notes as current investments. Previously, such investments had been classified as cash and cash equivalents. Accordingly, we have revised the classification to report these securities as short-term investments in our consolidated balance sheets as of December 31, 2004 and 2003. We have also made corresponding adjustments to our consolidated statements of cash flows for the periods ended December 31, 2004, 2003 and 2002, to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. This change in classification does not affect previously reported cash flows from operations or from financing activities in our previously reported consolidated statements of cash flows, or our previously reported consolidated statements of income for any period.

At December 31, 2004 and 2003, we held $93.4 million and $38.0 million, respectively, of auction rate municipal bonds and variable rate municipal demand notes classified as available-for-sale short-term investments. Our investments in these securities are recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset every seven to 35 days, and, despite the long-term nature of their stated contractual maturities, we have the ability to quickly liquidate these securities. As a result, we had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from our current investments. All income generated from these current investments was recorded as interest income.

Our working capital, which consists of current assets less current liabilities, increased 21.0% from $220.1 million as of December 31, 2003 to $266.4 million as of December 31, 2004. The quick ratio, defined as cash, cash equivalents, short-term investments, and net accounts receivable, divided by current liabilities, increased from 4.87 as of December 31, 2003 to 6.83 as of December 31, 2004. The current ratio, defined as current assets divided by current liabilities, increased from 6.46 as of December 31, 2003 to 8.40 as of December 31, 2004. The increase in liquidity ratios is primarily a result of our ability to generate cash from operations and a net movement of monetary assets from long-term investments to short-term investments and cash and cash equivalents, partially offset by purchases of company common stock and dividend payments.

At December 31, 2004, we had an income tax receivable of $2.4 million primarily related to amended tax filings for additional federal research and development tax credits. At December 31, 2003, we had an income tax receivable of $11.6 million. This receivable was generated in the fourth quarter of 2003 from the tax benefit associated with the exercise of non-qualified stock options. We receive an income tax deduction for the difference between the exercise price and the market price of a non-qualified stock option upon exercise by the employee. We recorded $3.0 million and $23.6 million for the years ended December 31, 2004 and 2003, respectively, as an income tax deduction for the difference between the exercise price and the market price of non-qualified stock option exercises.

At December 31, 2004, cash on hand was $57.6 million and short-term investments were $124.8 million, which placed our short-term liquidity at $182.4 million. At December 31, 2003, our cash on hand of $94.1 million and short-term investments of $49.9 million placed our short-term liquidity at $144.0 million. The increase from 2003 to 2004 is primarily attributable to our ability to generate cash from operations and a net movement of monetary assets from long-term investments to cash and cash equivalents, partially offset by purchases of company common stock and dividend payments.

At December 31, 2004, our long-term investments decreased by 28.3% to $167.6 million from $233.7 million at December 31, 2003. This decrease is primarily attributable to a net movement of monetary assets from long-term investments to short-term investments and cash and cash equivalents, and a decrease in market value of our long-term investments. The decrease in deferred tax liabilities is primarily attributable to the decrease in market value of our long-term investments. Long-term investments at December 31, 2004 and December 31, 2003 include a restricted balance of $50.0 million related to our revenue bonds, as discussed above. We intend to finance our operations in the future with cash flow from operations. We believe this source of funds to be adequate to meet our operating and capital needs for the foreseeable future.

Accounts receivable increased 21.7% from December 31, 2003 to December 31, 2004. Quarterly days sales outstanding increased 14 days from 42 days as of December 31, 2003 to 56 days as of December 31, 2004. This increase in accounts receivable and quarterly days sales outstanding is the result of an increase in sales in the last half of the fourth quarter of 2004 compared to the fourth quarter of 2003 and does not reflect an increase in the average collection time of accounts receivable. Other receivables decreased 38.0% from December 31, 2003 to December 31, 2004, primarily resulting from timing and fluctuations of payments from subcontractors. Quarterly inventory turnover decreased from 4.86 turns as of December 31, 2003 to 4.70 turns as of December 31, 2004. The decrease in inventory turnover is attributable to a slow down in bookings in the latter half of 2004, partially offset by our continued efforts to streamline our production process, work closely and efficiently with our subcontractors, and increase manufacturing velocity. In addition, improvements in supply chain management due to the implementation of an advanced planning system and a web-based procurement process have reduced cycle times and increased our manufacturing flexibility. The deployment of these supply chain applications and initiatives has resulted in improved inventory control.

Accounts payable decreased 7.9% from December 31, 2003 to December 31, 2004. Accrued expenses decreased 11.2% from December 31, 2003 to December 31, 2004. These decreases are primarily related to variations of the timing of our payments. Capital expenditures totaled approximately $7.2 million, $6.8 million and $2.6 million for the years ended December 31, 2004, 2003 and 2002, respectively. These expenditures were primarily used to purchase computer hardware and software, and manufacturing and test equipment.

In July 2001, ADTRAN announced that its board of directors approved the repurchase of 2,000,000 shares of its common stock. With the repurchase of 323,400 shares in April 2004 for $8.0 million, ADTRAN completed this share repurchase plan. On April 29, 2004, ADTRAN announced that its board of directors approved the repurchase of up to 4,000,000 shares of its common stock. As of December 31, 2004, we had repurchased 2,999,300 shares of our common stock at a total cost of $73.0 million and had the authority to purchase an additional 1,000,700 shares. During February 2005, the purchase of 1,000,700 shares completed this repurchase plan for a total cost of $91.0 million. On February 11, 2005, ADTRAN announced that its board of directors approved the repurchase of up to 5,000,000 shares of its common stock. This plan will be implemented through open market purchases from time to time as conditions warrant.

We issued 84,794 shares of treasury stock and 357,601 newly issued shares of common stock for $5.6 million during the year ended December 31, 2004, to accommodate employee stock option exercises. During 2003, we issued 4,125,242 shares of treasury stock and 404,029 newly issued shares of common stock for $55.1 million to accommodate employee stock option exercises. During 2002, we issued 375,500 shares of treasury stock to accommodate employee stock option exercises.

We have used, and expect to continue to use, the cash generated from operations for working capital, dividend payments, and other general corporate purposes, including (i) product development activities to enhance our existing products and develop new products and (ii) expansion of sales and marketing activities.

We have various contractual obligations and commercial commitments. The following table sets forth, in millions, the annual payments we are required to make under contractual cash obligations and other commercial commitments at December 31, 2004.

Contractual Obligations

(In millions)	Total	2005	2006	2007	2008	After 2008
Long-term debt	$50.0	—	—	—	—	$50.0
Interest on long-term debt	$37.5	$2.5	$2.5	$2.5	$2.5	$27.5
Investment commitments	$5.1	$1.3	—	$3.8	—	—
Operating lease obligations	$1.8	$0.7	$0.5	$0.4	$0.2	—
Purchase obligations	$27.1	$27.1	—	—	—	—

Totals	$121.5	$31.6	$3.0	$6.7	$2.7	$77.5

We are required to make payments necessary to pay the interest on the Taxable Revenue Bond, Series 1995, as amended, currently outstanding in the aggregate principal amount of $50.0 million. The bond matures on January 1, 2020, and currently bears interest at the rate of 5% per annum. Included in long-term investments are $50.0 million of restricted funds, which is a collateral deposit against the principal amount of this bond.

We do not have off-balance sheet financing arrangements and have not engaged in any related party transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources. See Notes 5 and 10 of Notes to Consolidated Financial Statements for additional information on our revenue bond and operating lease obligations, respectively. We have committed to invest an aggregate of $7.2 million in two private equity funds, of which $2.1 million has been invested to date. At December 31, 2004, we had outstanding purchase agreements with vendors of approximately $27.1 million to purchase materials and services.

Effect of Recent Accounting Pronouncements

In March 2004, the Financial Accounting Standards Board (“FASB”) reached consensus on the guidance provided by Emerging Issues Task Force (“EITF”) Issue 03-1 (“EITF 03-1”), The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. The guidance is applicable to debt and equity securities that are within the scope of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and Certain Other Investments. EITF 03-1 specifies that an impairment would be considered other-than-temporary unless (a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment and (b) evidence indicating the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. The disclosure provisions of EITF 03-1 for investments accounted for under SFAS No. 115 and SFAS No. 124 were effective for annual reporting periods ending after December 15, 2003. In September 2004, the EITF delayed the effective date for the measurement and recognition guidance included in paragraphs 10 through 20 of EITF 03-1. The disclosures required of EITF 03-1, paragraphs 21 and 22, have not been deferred. We continue to evaluate all existing and future investments in order to determine the applicability of EITF 03-1.

On October 4, 2004, the Working Families Tax Relief Act of 2004 was signed into law. This legislation extended the research and development (R&D) tax credit for 18 months, from July 1, 2004 to December 31, 2005, allowing U.S. companies conducting qualifying research and development activities to receive a tax credit of up to ten percent of R&D spending. The additional tax credit was approximately $620 thousand for this fiscal year and was reflected in the fourth quarter tax provision.

On October 22, 2004, the American Jobs Creation Act of 2004 was signed into law. This legislation repeals export tax benefits, which have historically reduced our effective tax rate. This legislation transitions the repeal by allowing 100 percent of 2004, 80 percent of 2005 and 60 percent of 2006 export benefits. The legislation also transitions in a new tax deduction for U.S. manufacturing, which will benefit ADTRAN. The legislation did not have a material effect on our 2004 tax expense. ADTRAN expects the net effect of the phase out of the extra-territorial income (ETI) and phase in of this new deduction to result in a decrease between 0.50% to 0.75% in the effective tax rate for 2005.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs – An Amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005, and is required to be adopted by ADTRAN effective January 1, 2006. We do not expect SFAS No. 151 to have a material impact on our consolidated results of operations or financial condition.

In December 2004, the FASB issued SFAS No. 123(R), Accounting for Stock Based Compensation. SFAS No. 123R revises the guidance in SFAS No. 123 and supercedes Accounting Principles Board Opinion 25 (“APB 25”), and its related implementation guidance. SFAS No. 123R focuses primarily on the accounting for share-based payments to employees in exchange for services, and it requires a public entity to measure and recognize compensation cost for these payments. SFAS No. 123R is effective for reporting periods beginning after June 15, 2005 (third quarter 2005 for ADTRAN). SFAS No. 123R requires ADTRAN to recognize the cost of employee services received in exchange for its equity instruments. Currently, in accordance with APB 25, we record the intrinsic value of stock-based compensation as expense. Accordingly, no compensation expense is currently recognized for fixed stock option plans as the exercise price equals the stock price on the date of grant. Under SFAS No. 123R, ADTRAN will be required to measure compensation expense over the options’ vesting period based on the stock options’ fair value at the date the options are granted. SFAS No. 123R allows for the use of the Black-Scholes or a lattice option-pricing model to value such options.

ADTRAN has determined that it will use the Black-Scholes option-pricing model to calculate the fair value of its options. As allowed by SFAS No. 123R, ADTRAN can elect either Modified Prospective Application, which applies the Statement to new awards and modified awards after the effective date, and to any unvested awards as service is rendered on or after the effective date, or Modified Retrospective Application, which can apply the statement to either all prior years for which SFAS No. 123 was effective or only to prior interim periods in the year of adoption. ADTRAN is currently evaluating which method of application will be used. Note 1 of the Consolidated Financial Statements illustrates the effects on net income and earnings per share if ADTRAN had adopted SFAS No. 123 using the Black-Scholes option-pricing model. Based on information currently available, we expect to recognize approximately $3.8 million of compensation cost during the last six months of 2005 related to our stock option awards. For a discussion of our stock-based compensation plans and agreements, see Note 7.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for periods beginning after June 15, 2005, and is required to be adopted by ADTRAN effective July 1, 2005. We do not expect SFAS No. 153 to have a material impact on our consolidated results of operations or financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ADTRAN has not conducted transactions, established commitments or entered into relationships requiring disclosures beyond those provided elsewhere in this Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements are contained in this report.

MANAGEMENT’S REPORT ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of ADTRAN, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. ADTRAN’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. ADTRAN’s internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of ADTRAN;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of ADTRAN are being made only in accordance with authorizations of management and directors of the Company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of ADTRAN’s assets that could have a material effect on the financial statements.

Internal control over financial reporting includes the controls themselves, monitoring (internal auditing practices) and actions taken to correct deficiencies as identified.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of ADTRAN’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment and those criteria, management has concluded that ADTRAN maintained effective internal control over financial reporting as of December 31, 2004.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of March 11, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Date: March 11, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of ADTRAN, Inc.

We have completed an integrated audit of ADTRAN, Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of ADTRAN, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Birmingham, Alabama

March 11, 2005

Financial Statements

ADTRAN, INC.

Consolidated Balance Sheets

December 31, 2004 and 2003

(In thousands, except per share amounts)	2004	2003
ASSETS
Current assets
Cash and cash equivalents	$57,602	$94,048
Short-term investments	124,831	49,889
Accounts receivable, less allowance for doubtful accounts of $361 and $1,746 at December 31, 2004 and 2003, respectively	63,729	52,384
Other receivables	4,335	6,988
Income tax receivable	2,442	11,586
Inventory, net	42,316	39,975
Prepaid expenses	2,643	2,127
Deferred tax assets	4,488	3,381

Total current assets	302,386	260,378

Property, plant and equipment, net	89,361	97,667
Other assets	586	530
Long-term investments	167,609	233,734

Total assets	$559,942	$592,309

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$22,856	$24,821
Unearned revenue	2,468	3,209
Accrued expenses	2,344	2,621
Accrued payroll	8,347	9,658

Total current liabilities	36,015	40,309

Deferred tax liabilities	4,825	7,291
Other non-current liabilities	2,465	888
Bonds payable	50,000	50,000

Total liabilities	93,305	98,488

Commitments and contingencies (see Note 10)

Stockholders’ equity
Common stock, par value $0.01 per share; 200,000 shares authorized; 79,652 and 79,294 shares issued and outstanding in 2004 and 2003, respectively	797	793
Additional paid-in capital	142,243	135,814
Accumulated other comprehensive income	5,235	10,012
Retained earnings	397,228	347,202
Less treasury stock at cost: 3,238 shares at December 31, 2004	(78,866)	—

Total stockholders’ equity	466,637	493,821

Total liabilities and stockholders’ equity	$559,942	$592,309

The accompanying notes are an integral part of these consolidated financial statements.

ADTRAN, INC.

Consolidated Statements of Income

Years ended December 31, 2004, 2003 and 2002

(In thousands, except per share amounts)	2004	2003	2002
Sales	$454,517	$396,676	$345,725
Cost of sales	193,445	174,681	170,789

Gross profit	261,072	221,995	174,936

Selling, general and administrative expenses	91,927	83,234	81,217
Research and development expenses	67,384	58,144	56,295

Operating income	101,761	80,617	37,424

Interest and dividend income	7,671	8,912	9,113
Interest expense	(2,542)	(2,534)	(2,572)
Other income	1,353	1,609	234
Net realized investment gains (losses)	1,773	226	(12,022)

Income before provision for income taxes	110,016	88,830	32,177

Provision for income taxes	34,875	27,315	7,401

Net income	$75,141	$61,515	$24,776

Weighted average shares outstanding	78,235	76,942	76,090
Weighted average shares outstanding assuming dilution (1)	80,985	80,739	76,443

Earnings per common share – basic	$0.96	$0.80	$0.33
Earnings per common share – assuming dilution (1)	$0.93	$0.76	$0.32

(1)	Assumes exercise of dilutive stock options calculated under the treasury stock method. See Notes 1 and 11 of Notes to Consolidated Financial Statements for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

ADTRAN, INC.

Consolidated Statements of Changes in Stockholders’ Equity

Years ended December 31, 2004, 2003 and 2002

(In thousands)	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, December 31, 2001	39,445	$394	$96,384	$350,234	$(18,759)	$9,375	$437,628

Net Income				24,776			24,776
Change in unrealized gain on marketable securities (net of deferred tax of $4,002)						(7,088)	(7,088)

Reclassification adjustment for amounts included in net income (net of income tax of $457)						810	810
Stock options exercised:
Various prices per share			1		3,695		3,696
Purchase of treasury stock: 1,340 shares					(25,207)		(25,207)
Income tax benefit from exercise of non-qualified stock options			597				597

Balance, December 31, 2002	39,445	$394	$96,982	$375,010	$(40,271)	$3,097	$435,212

Net Income				61,515			61,515
Dividend payments				(88,926)			(88,926)
Change in unrealized gain on marketable securities (net of deferred tax of $4,484)						7,618	7,618

Reclassification adjustment for amounts included in net income (net of income tax of $576)						(997)	(997)
Unrealized foreign exchange translation (net of deferred tax of $141)						294	294
Stock options exercised:
Various prices per share	214	2	14,814		40,271		55,087
100% stock dividend	39,635	397		(397)			0
Income tax benefit from exercise of non-qualified stock options			23,637				23,637
Issue of options below fair market value			381				381

Balance, December 31, 2003	79,294	$793	$135,814	$347,202	$0	$10,012	$493,821

Net Income				75,141			75,141
Dividend payments				(25,115)			(25,115)
Change in unrealized gain on marketable securities (net of deferred tax of $1,516)						(2,632)	(2,632)

Reclassification adjustment for amounts included in net income (net of income tax of $1,273)						(2,208)	(2,208)
Unrealized foreign exchange translation (net of deferred tax of $45)						63	63
Stock options exercised:
Various prices per share	358	4	3,465		2,088		5,557
Purchase of treasury stock: 3,323 shares					(80,954)		(80,954)
Income tax benefit from exercise of non-qualified stock options			2,964				2,964

Balance, December 31, 2004	79,652	$797	$142,243	$397,228	$(78,866)	$5,235	$466,637

ADTRAN issued 281 shares, 4,125 shares and 375 shares of treasury stock to accommodate employee stock option exercises during 2004, 2003 and 2002, respectively, and issued 358, 214 and 0 shares of common stock to accommodate employee stock option exercises during 2004, 2003 and 2002, respectively.

Comprehensive income in 2004 of $70,364 consists of net income of $75,141, unrealized losses on marketable securities of $2,632 (net of deferred tax), reclassification adjustment of $2,208 (net of income tax), and foreign currency translation adjustments of $63 (net of deferred tax).

Comprehensive income in 2003 of $68,430 consists of net income of $61,515, unrealized gains on marketable securities of $7,618 (net of deferred tax), reclassification adjustment of ($997) (net of income tax), and foreign currency translation adjustments of $294 (net of deferred tax).

Comprehensive income in 2002 of $18,498 consists of net income of $24,776, unrealized losses on marketable securities of $7,088 (net of deferred tax), and reclassification adjustment of $810 (net of income tax),

The accompanying notes are an integral part of these consolidated financial statements.

ADTRAN, INC.

Consolidated Statements of Cash Flows

Years ended December 31, 2004, 2003 and 2002

(In thousands)	2004	2003	2002
Cash flows from operating activities
Net income	$75,141	$61,515	$24,776
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,373	15,247	16,406
Loss on sale of property, plant and equipment	65	3	101
Loss (gain) on sale of short-term investments	—	—	(31)
Loss (gain) on sale of long-term investments	(1,773)	(226)	426
Write-down of equity and debt securities	—	—	11,627
Non-cash compensation expense	—	381	—
Deferred income taxes	(769)	2,812	1,210
Income tax benefit from exercise of non-qualified stock options	2,964	23,638	597
Change in operating assets and liabilities:
Accounts receivable, net	(11,345)	(13,502)	21,716
Other receivables	2,653	(2,528)	5,150
Income tax receivable	9,144	(11,586)	—
Inventory, net	(2,341)	(49)	16,923
Prepaid expenses and other assets	(572)	498	857
Accounts payable	(1,965)	10,241	2,237
Accrued expenses and unearned revenue	(752)	3,683	728
Income taxes payable	—	(4,773)	2,455

Net cash provided by operating activities	85,823	85,354	105,178

Cash flows from investing activities
Expenditures for property, plant and equipment	(7,165)	(6,782)	(2,647)
Proceeds from the disposition of property, plant and equipment	32	38	100
Proceeds from sale of available-for-sale investments	126,610	99,421	145,510
Purchases of available-for-sale investments	(146,018)	(176,312)	(189,386)
Proceeds from maturities of held-to-maturity investments	4,720	18,738	42,377
Purchases of held-to-maturity investments	—	(10,856)	(42,909)

Net cash used in investing activities	(21,821)	(75,753)	(46,955)

Cash flows from financing activities
Proceeds from issuance of common stock	5,557	55,087	3,696
Purchase of treasury stock	(80,954)	—	(25,206)
Dividend payments	(25,115)	(88,927)	—

Net cash used in financing activities	(100,512)	(33,840)	(21,510)

Net (decrease) increase in cash and cash equivalents	(36,510)	(24,239)	36,713
Effect of exchange rate changes	64	294	—
Cash and cash equivalents, beginning of year	94,048	117,993	81,280

Cash and cash equivalents, end of year	$57,602	$94,048	$117,993

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$2,542	$2,576	$2,529
Cash paid during the year for income taxes	$25,113	$14,061	$8,498

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

Financial Instruments

The carrying amount reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the immediate or short-term maturity of these financial instruments. The carrying amount reported for bonds payable approximates fair value because the underlying instruments are at variable rates that re-price frequently.

Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. Investments represent re-marketed preferred stocks, municipal bonds, and marketable equity securities. Re-marketed preferred stocks and variable rate municipal bonds are designed to be marketed as money market instruments. These instruments’ dividend rates reset on a short-term basis to maintain the price of the instruments at par. These instruments may be redeemed on the date the interest rate resets. The fair value of short-term investments is estimated based on quoted market prices (see Note 2).

Long-term investments represent restricted money market funds, municipal bonds, marketable equity securities, and other equity and debt investments. The fair value of the restricted money market funds approximates fair value due to a variable interest rate. Marketable equity securities are reported at market value as determined by the most recently traded price of the securities at the balance sheet date, although the securities may not be readily marketable due to the size of the available market. Unrealized gains and losses, net of tax, are reported as a separate component of stockholders’ equity. Realized gains and losses on sales of securities are computed under the specific identification method and are included in current income. We periodically review our investment portfolio for investments considered to have sustained an other-than-temporary decline in value. Impairment charges for other-than-temporary declines in value are recorded as realized losses in the accompanying consolidated statements of income. Our investments at December 31, 2004 and 2003 are classified as available-for-sale or held-to-maturity (see Note 2).

Other Receivables

Other receivables are comprised primarily of accrued interest, amounts due from subcontract manufacturers for product component transfer, and rebates due from vendors.

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

Liability for Warranty Returns

Our products generally include warranties of one to ten years for product defects. We accrue for warranty returns at the cost to repair or replace the defective products at the time revenue is recognized. We engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers. Our warranty obligation is affected by product failure rates, material usage, and other rework costs incurred in correcting a product failure. The liability for warranty returns totaled $1.6 million and $1.5 million at December 31, 2004 and 2003, respectively. These liabilities are included in accrued expenses in the accompanying consolidated balance sheets.

(In thousands)	Balance at Beginning of Period	Additions		Deductions	Balance at End of Period
		Charged (Credited) to Costs & Expenses	Charged (Credited) to Other Accounts
Year ended December 31, 2004
Warranty liability	$1,541	$2,054	—	$2,035	$1,560

Year ended December 31, 2003
Warranty liability	$1,384	$3,034	—	$2,877	$1,541

Impairment of Long-Lived Assets

We review long-lived assets for impairment under the guidance prescribed by Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 144 (SFAS No. 144), Accounting for the Impairment or Disposal of Long-Lived Assets. We evaluate long-lived assets used in operations for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying values. An impairment loss would be recognized in the amount by which the recorded value of the asset exceeds the fair value of the asset, measured by the quoted market price of an asset or an estimate based on the best information available in the circumstances. There were no such losses recognized during 2004, 2003 and 2002.

Research and Development Costs

Research and development costs are expensed as incurred and include compensation for engineers, support personnel, outside contracted services, and material costs associated with new product development, the enhancement of current products, and product cost reductions. We continually evaluate new product opportunities and engage in intensive research and product development efforts. Research and development costs totaled $67.4 million, $58.1 million and $56.3 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was $2.9 million, $2.2 million, and $2.8 million for the years ended December 31, 2004, 2003 and 2002, respectively.

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

Income Taxes

The provision for income taxes has been determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from the difference between financial and tax bases of the Company’s assets and liabilities and are adjusted for changes in tax rates and tax laws when such changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. We also receive an income tax deduction for the difference between the exercise price and the market price of nonqualified stock options upon exercise by the employee.

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

Revenue Recognition

Revenue is generally recognized upon shipment of the product to the customer in accordance with the terms of the sales agreement, generally FOB shipping point. In the case of consigned inventory, revenue is recognized when the customer assumes the risks and rewards of ownership of the product. We record revenue associated with installation services when the installation and all contractual obligations are complete. When contracts include both installation and product sales, the installation is considered as a separate deliverable item. Either the purchaser, ADTRAN, or a third party can perform the installation of our products. Shipping fees are recorded as revenue and the related cost is included in cost of sales. Revenue is recorded net of discounts. Also, revenue is recorded when the product price is fixed and determinable, collection of the resulting receivable is probable, and product returns are reasonably estimable.

The majority of Enterprise Networks products are sold in the United States through a non-exclusive distribution network of major technology distributors and system integrators. These large distribution organizations then sell to an extensive network of value-added resellers or system integrators. Value-added resellers and system integrators may be affiliated with us as a channel partner, or they may purchase from the distributor in an unaffiliated fashion. Our distributors may return products to us that are damaged or defective upon receipt. Additionally, our distributors may return unused and unopened product for stock-balancing purposes when such returns are accompanied by offsetting orders for products of equal or greater value.

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

Unearned Revenue

Unearned revenue primarily represents customer billings on our maintenance service programs where we still have contractual obligations. We currently offer one-year, three-year, and five-year maintenance contracts, primarily on Enterprise Networks Division products sold through distribution channels. Revenue attributable to these maintenance contracts is recognized ratably on a straight-line basis over the related contract term.

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

We apply APB Opinion No. 25 (“APB 25”) and related interpretations in accounting for our stock option plans. Had compensation cost for our stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed in SFAS No. 123, Accounting for Stock-Based Compensation, net income and earnings per share would have been reduced to the pro forma amounts indicated below:

Pro Forma Net Income & Earnings Per Share

(In thousands, except per share amounts)	2004	2003	2002
Net income - as reported	$75,141	$61,515	$24,776
Add: stock-based compensation expense included in reported net income, net of tax	—	216	—
Less: stock-based compensation expense, net of tax	(18,112)	(22,755)	(21,998)

Net income – pro forma	$57,029	$38,976	$2,778

Earnings per share
Basic-as reported	$0.96	$0.80	$0.33
Basic-pro forma	$0.73	$0.50	$0.04

Diluted-as reported	$0.93	$0.76	$0.32
Diluted-pro forma	$0.70	$0.48	$0.04

The pro forma amounts reflected above are not representative of the effects on reported net income in future years because, in general, the options granted typically do not vest for several years and additional awards are made each year. The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

Weighted Average Assumptions

	2004	2003	2002
Expected dividend yield	1.44%	0.93%	0%
Expected life (years)	5.00	5.00	4.21
Expected volatility	60.0%	55.9%	49.6%
Risk-free interest rate	3.34%	3.20%	3.30%

In December 2004, the FASB issued SFAS No. 123(R), Accounting for Stock Based Compensation. SFAS No. 123R revises the guidance in SFAS No. 123 and supercedes APB 25, and its related implementation guidance. SFAS No. 123R focuses primarily on the accounting for share-based payments to employees in exchange for services, and it requires a public entity to measure and recognize compensation cost for these payments. SFAS No. 123R is effective for reporting periods beginning after June 15, 2005 (third quarter 2005 for ADTRAN). Upon adoption, SFAS No. 123R will require ADTRAN to recognize the cost of employee services received in exchange for its equity instruments. Currently, in accordance with APB 25, we record the intrinsic value of stock based compensation as expense. Accordingly, no compensation expense is currently recognized for fixed stock option plans as the exercise price equals the stock price on the date of grant. Under SFAS No. 123R, ADTRAN will be required to measure compensation expense over the options’ vesting period based on the stock options’ fair value at the date the options are granted. SFAS No. 123R allows for the use of the Black-Scholes or a lattice option-pricing model to value such options.

ADTRAN has determined that it will use the Black-Scholes option-pricing model to calculate the fair value of its options. As allowed by SFAS No. 123R, ADTRAN can elect either the Modified Prospective Application, which applies the Statement to new awards and modified awards after the effective date, and to any unvested awards as service is rendered on or after the effective date, or the Modified Retrospective Application, which can apply the Statement to either all prior years for which SFAS No. 123 was effective or only to prior interim periods in the year of adoption. ADTRAN is currently evaluating which method of application will be used. The table above illustrates the effects on net income and earnings per share if ADTRAN had adopted SFAS No. 123 using the Black-Scholes option-pricing model. Based on information currently available, we expect to recognize approximately $3.8 million of compensation cost during the last six months of 2005 related to our stock option awards. For a discussion of our stock-based compensation plans and agreements, see Note 7.

Earnings Per Share

Earnings per common share, and earnings per common share assuming dilution, are based on the weighted average number of common shares and, when dilutive, common equivalent shares outstanding during the year (see Note 11).

Dividends

The board of directors presently anticipates that it will declare a regular quarterly dividend so long as the current tax treatment of dividends exists and adequate levels of liquidity are maintained. During the year ended December 31, 2004, ADTRAN paid $25.1 million in dividend payments. On January 24, 2005, the board of directors declared a quarterly cash dividend of $0.08 per common share to be paid to holders of record at the close of business on February 4, 2005. The ex-dividend date was February 2, 2005 and the payment date was February 16, 2005. The quarterly dividend payment was $6.1 million.

Stock Split

On October 13, 2003, the board of directors declared, effective December 15, 2003, a two-for-one stock split to be effected in the form of a stock dividend of one share of common stock for each outstanding share of common stock for stockholders of record on December 1, 2003. Share and per share amounts, including stock options, in the accompanying Consolidated Statements of Income and Notes to Consolidated Financial Statements have been retroactively adjusted to reflect the stock split.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. ADTRAN’s more significant estimates include the allowance for doubtful accounts, obsolete and excess inventory reserves, warranty reserve, and estimated income tax contingencies. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to the 2003 and 2002 consolidated financial statements in order to conform to the 2004 presentation. These reclassifications had no effect on previously reported net income, cash flows from operations, or total stockholders’ equity.

Revision in the Classification of Certain Securities

In connection with the preparation of this report, we concluded that it was appropriate to classify our auction rate municipal bonds and variable rate municipal demand notes as current investments. Previously, such investments had been classified as cash and cash equivalents. Accordingly, we have revised the classification to report these securities as short-term investments in our consolidated balance sheets as of December 31, 2004 and 2003. We have also made corresponding adjustments to our consolidated statements of cash flows for the periods ended December 31, 2004, 2003 and 2002 to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. This change in classification does not affect previously reported cash flows from operations or from financing activities in our previously reported consolidated statements of cash flows, or our previously reported consolidated statements of income for any period. However, for the fiscal years ended December 31, 2003 and 2002 net cash used in investing activities related to these current investments of $38.0 million and $7.1 million, respectively, was included in cash and cash equivalents in our consolidated statements of cash flows.

At December 31, 2004 and 2003, we held $93.4 million and $38.0 million, respectively, of auction rate municipal bonds and variable rate municipal demand notes classified as available-for-sale short-term investments. Our investments in these securities are recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset every seven to 35 days, and, despite the long-term nature of their stated contractual maturities, we have the ability to quickly liquidate these securities. As a result, we had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from these current investments. All income generated from these current investments was recorded as interest income.

Recently Issued Accounting Standards

In March 2004, the FASB reached consensus on the guidance provided by Emerging Issues Task Force (“EITF”) Issue 03-1 (“EITF 03-1”), The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. The guidance is applicable to debt and equity securities that are within the scope of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and Certain Other Investments. EITF 03-1 specifies that an impairment would be considered other-than-temporary unless (a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment and (b) evidence indicating the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. The disclosure provisions of EITF 03-1 for investments accounted for under SFAS No. 115 and SFAS No. 124 were effective for annual reporting periods ending after December 15, 2003. In September 2004, the EITF delayed the effective date for the measurement and recognition guidance included in paragraphs 10 through 20 of EITF 03-1. The disclosures required of EITF 03-1, paragraphs 21 and 22, have not been deferred. We continue to evaluate all existing and future investments in order to determine the applicability of EITF 03-1.

On October 4, 2004, the Working Families Tax Relief Act of 2004 was signed into law. This legislation extended the research and development (R&D) tax credit for 18 months, from July 1, 2004 to December 31, 2005, allowing U.S. companies conducting qualifying research and development activities to receive a tax credit of up to ten percent of R&D spending. The additional tax credit was approximately $620 thousand for this fiscal year and was reflected in the fourth quarter tax provision.

On October 22, 2004, the American Jobs Creation Act of 2004 was signed into law. This legislation repeals export tax benefits, which have historically reduced our effective tax rate. This legislation transitions the repeal by allowing 100 percent of 2004, 80 percent of 2005 and 60 percent of 2006 export benefits. The legislation also transitions in a new tax deduction for U.S. manufacturing, which will benefit ADTRAN. The legislation did not have a material effect on our 2004 tax expense. ADTRAN expects the net effect of the phase out of the extra-territorial income (ETI) and phase in of this new deduction to result in a decrease between 0.50% to 0.75% in the effective tax rate for 2005.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs – An Amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005, and is required to be adopted by ADTRAN effective January 1, 2006. We do not expect SFAS No. 151 to have a material impact on our consolidated results of operations or financial condition.

In December 2004, the FASB issued SFAS No. 123R, Accounting for Stock Based Compensation. SFAS No. 123R revises the guidance in SFAS No. 123 and supercedes APB 25, and its related implementation guidance. SFAS No. 123R focuses primarily on the accounting for share-based payments to employees in exchange for services, and it requires a public entity to measure and recognize compensation cost for these payments. SFAS No. 123R is effective for reporting periods beginning after June 15, 2005 (third quarter 2005 for ADTRAN). SFAS No. 123R requires ADTRAN to recognize the cost of employee services received in exchange for its equity instruments. Currently, in accordance with APB 25, we record the intrinsic value of stock-based compensation as expense. Accordingly, no compensation expense is currently recognized for fixed stock option plans as the exercise price equals the stock price on the date of grant. Under SFAS No. 123R, ADTRAN will be required to measure compensation expense over the options’ vesting period based on the stock options’ fair value at the date the options are granted. SFAS No. 123R allows for the use of the Black-Scholes or a lattice option-pricing model to value such options.

ADTRAN has determined that it will use the Black-Scholes option-pricing model to calculate the fair value of its options. As allowed by SFAS No. 123R, ADTRAN can elect either the Modified Prospective Application, which applies the Statement to new awards and modified awards after the effective date, and to any unvested awards as service is rendered on or after the effective date, or the Modified Retrospective Application, which can apply the statement to either all prior years for which SFAS No. 123 was effective or only to prior interim periods in the year of adoption. ADTRAN is currently evaluating which method of application will be used. Based on information currently available, we expect to recognize approximately $3.8 million of compensation cost during the last six months of 2005 related to our stock option awards. For a discussion of our stock-based compensation plans and agreements, see Note 7.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for periods beginning after June 15, 2005, and is required to be adopted by ADTRAN effective July 1, 2005. We do not expect SFAS No. 153 to have a material impact on our consolidated results of operations or financial condition.

Note 2 - Investments

We classify our investments as either available-for-sale or held-to-maturity. At December 31, 2004 and 2003, we held the following securities, recorded at either fair value or amortized cost, which approximates fair value.

December 31, 2004

(In thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities
Restricted money market funds	$50,000			$50,000
Municipal bonds and fixed income mutual funds	126,697	$283	$(508)	126,472
Marketable equity securities	12,568	8,148	(232)	20,484
Auction rate securities	93,382			93,382
Other equity securities	2,102			2,102
Total available-for-sale securities	$284,749	$8,431	$(740)	$292,440

December 31, 2003

(In thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities
Restricted money market funds	$50,000			$50,000
Municipal bonds and fixed income mutual funds	159,055	$2,002	$(356)	160,701
Marketable equity securities	15,939	13,741	(177)	29,503
Auction rate securities	38,024			38,024
Other equity securities	1,976			1,976
Total available-for-sale securities	$264,994	$15,743	$(533)	$280,204

Held-to-maturity securities
Municipal bonds and other government fixed income securities	$3,069			$3,069
Other debt securities	350			350

Total held-to-maturity securities	$3,419			$3,419

In connection with the preparation of this report, we concluded that it was appropriate to classify our auction rate municipal bonds and variable rate municipal demand notes as current investments. Previously, such investments had been classified as cash and cash equivalents. Accordingly, we have revised the classification to report these securities as short-term investments in our consolidated balance sheets as of December 31, 2004 and 2003. We have also made corresponding adjustments to our consolidated statements of cash flows for the periods ended December 31, 2004, 2003 and 2002 to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. This change in classification does not affect previously reported cash flows from operations or from financing activities in our previously reported consolidated statements of cash flows, or our previously reported consolidated statements of income for any period.

At December 31, 2004 and 2003, we held $93.4 million and $38.0 million, respectively, of auction rate municipal bonds and variable rate municipal demand notes classified as available-for-sale short-term investments. Our investments in these securities are recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset every 7 to 35 days, and, despite the long-term nature of their stated contractual maturities, we have the ability to quickly liquidate these securities. As a result, we had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from these current investments. All income generated from these current investments was recorded as interest income.

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

Gross realized gains on the sale of securities were approximately $3.8 million, $2.2 million and $1.4 million for the years ended December 31, 2004, 2003 and 2002, respectively. Gross realized losses on the sale of securities were approximately $2.0 million, $2.0 million and $1.7 million for the years ended December 31, 2004, 2003 and 2002, respectively. As of December 31, 2004, and 2003, we had net unrealized gains of $7.7 million and $15.2 million, respectively. As of December 31, 2004 we had $0.2 million of unrealized losses with a duration greater than 12 months. As of December 31, 2003, we had no unrealized losses with a duration greater than 12 months. The fair values of investments with unrealized losses were $22.5 million and $86.5 million at December 31, 2004 and 2003, respectively.

We also invest in privately held companies and record our investments in these entities at cost. As of December 31, 2004 and 2003, we had $2.1 million and $2.3 million, respectively, of investments carried at cost. These investments are included in long-term investments in the accompanying consolidated balance sheets. We review our investments in these entities periodically in order to determine if circumstances (both financial and non-financial) exist that indicate that we will not recover our initial investment. Impairment charges are recorded on investments having a cost basis that is greater than the value that we would reasonably expect to receive in an arm’s length sale of the investment. During 2004, 2003 and 2002, we recognized gross losses of $0.1 million, $0 and $2.0 million, respectively, on cost basis investments.

During the year ended December 31, 2004, we received $1.0 million for an investment that was classified as held-to-maturity and had previously been written down to $0.3 million. This transaction resulted in a net realized gain of $0.7 million and was the result of the sale of our ownership in a private company in which we had invested.

We have committed to invest an aggregate of $7.2 million in two private equity funds, of which $2.1 million has been invested to date. The duration of each of these commitments is five years, with $2.4 million expiring in 2005 and $4.8 million expiring in 2007. This investment is included in our total available-for-sale investments and is classified in long-term investments in the accompanying consolidated balance sheets.

Note 3 – Inventory

At December 31, 2004 and 2003, inventory was comprised of the following:

(In thousands)	2004	2003
Raw materials	$24,051	$19,526
Work in process	4,526	3,937
Finished goods	18,558	19,614
Inventory reserve	(4,819)	(3,102)

Total	$42,316	$39,975

Note 4 - Property, Plant and Equipment

At December 31, 2004 and 2003, property, plant and equipment was comprised of the following:

(In thousands)	2004	2003
Land	$4,263	$4,263
Land improvements	11,559	11,559
Building	68,554	68,480
Furniture and fixtures	14,814	14,130
Computer hardware and software	46,292	44,845
Engineering and other equipment	58,756	54,730

Total Property, Plant and Equipment	204,238	198,007
Less accumulated depreciation	(114,877)	(100,340)

Total Property, Plant and Equipment (net)	$89,361	$97,667

Depreciation expense was $15.4 million, $15.2 million and $16.4 million in 2004, 2003 and 2002, respectively.

Note 5 - Alabama State Industrial Development Authority Financing and Economic Incentives

In conjunction with an expansion of our Huntsville, Alabama, facility, we were approved for participation in an incentive program offered by the State of Alabama Industrial Development Authority (the “Authority”). Pursuant to the program, on January 13, 1995, the Authority issued $20.0 million of its taxable revenue bonds and loaned the proceeds from the sale of the bonds to ADTRAN. The bonds were originally purchased by AmSouth Bank of Alabama, Birmingham, Alabama, (the “Bank”). Wachovia Bank, N.A., Nashville, Tennessee (formerly First Union National Bank of Tennessee) (the “Bondholder”), purchased the original bonds from the Bank and made further advances to the Authority, bringing the total amount outstanding to $50.0 million. An Amended and Restated Taxable Revenue Bond (“Amended and Restated Bond”) was issued and the original financing agreement was amended. The Amended and Restated Bond bears interest, payable monthly. In 2004, the interest rate was 5%. The Amended and Restated Bond matures on January 1, 2020. The estimated market value of the bond at December 31, 2004 was approximately $48.7 million. We are required to make payments to the Authority in amounts necessary to pay the principal of and interest on the Amended and Restated Bond. Included in long-term investments is $50.0 million, which is invested in restricted money market funds. These funds serve as collateral deposit against the principal of this bond. In conjunction with this program, we are eligible to receive certain economic incentives from the state of Alabama that reduce the amount of payroll withholdings that we are required to remit to the state for those employment positions that qualify under the program. Our economic incentives realized for the years ended December 31, 2004, 2003 and 2002 were $1.3 million, $1.5 million and $1.2 million, respectively.

Note 6 - Income Taxes

A summary of the components of the provision for income taxes as of December 31, 2004, 2003 and 2002 is as follows:

(In thousands)	2004	2003	2002
Current
Federal	$30,750	$23,247	$5,695
State	4,894	1,256	496

Total current	35,644	24,503	6,191
Deferred tax provision (benefit)	(769)	2,812	1,210

Total provision for income taxes	$34,875	$27,315	$7,401

The provision for income taxes differs from the amounts computed by applying the Federal statutory rate due to the following:

(In thousands)	2004	2003	2002
Tax provision computed at the Federal statutory rate (35% in 2004, 2003 and 2002)	$38,506	$31,091	$11,262
State income tax provision, net of Federal benefit	4,440	2,028	1,380
Federal research credits	(4,982)	(2,270)	(2,200)
Tax exempt income	(1,295)	(1,546)	(1,724)
State tax incentives	(1,260)	(1,539)	(1,156)
Extra-territorial income	(663)	(82)	(473)
Other	129	(367)	312

Total provision for income taxes	$34,875	$27,315	$7,401

Effective tax rate	31.7%	30.7%	23.0%

Temporary differences which created deferred tax assets and liabilities at December 31, 2004 and 2003 are as follows:

(In thousands)	2004		2003
	Current	Non-Current	Current	Non-Current
Accumulated depreciation		$(3,178)		$(5,185)
Investments		(1,647)		(2,106)
Accounts receivable	$132		$639
Inventory	3,120		1,687
Accrued expenses	1,236		1,055
State research credits		556		441
Valuation allowance		(556)		(441)

Deferred tax asset (liability)	$4,488	$(4,825)	$3,381	$(7,291)

In accordance with SFAS No. 109, Accounting for Income Taxes, we believe it is more likely than not that we will not realize a portion of the benefits of certain deferred tax assets arising from state research credits, and accordingly, have provided a valuation allowance for them.

During 2004, we settled prior year state tax contingencies, resulting in an additional $1.0 million of state tax expense. Also in 2004, we realized additional research and development credits from prior years. During 2004, 2003 and 2002, we recorded an income tax deduction of $3.0 million, $23.6 million and $0.6 million, respectively, as an adjustment to equity in accordance with APB 25. The income tax deduction is calculated on the difference between the exercise price and the market price of nonqualified stock option exercises. Approximately 43% of the income tax deduction relates to disqualifying dispositions of incentive stock options and 57% relates to non-qualified stock options.

On October 4, 2004, the Working Families Tax Relief Act of 2004 was signed into law. This legislation extended the research and development (R&D) tax credit for 18 months, from July 1, 2004 to December 31, 2005, allowing U.S. companies conducting qualifying research and development activities to receive a tax credit of up to ten percent of R&D spending. The additional tax credit was approximately $620 thousand for this fiscal year and was reflected in the fourth quarter tax provision.

On October 22, 2004, the American Jobs Creation Act of 2004 was signed into law. This legislation repeals export tax benefits, which have historically reduced our effective tax rate. This legislation transitions the repeal by allowing 100 percent of 2004, 80 percent of 2005 and 60 percent of 2006 export benefits. The legislation also transitions in a new tax deduction for U.S. manufacturing, which will benefit ADTRAN. The legislation did not have a material effect on our 2004 tax expense. ADTRAN expects the net effect of the phase out of the extra-territorial income (ETI) and phase in of this new deduction to result in a decrease between 0.50% to 0.75% in the effective tax rate for 2005.

Note 7 - Stock Option Plans

Our board of directors adopted the 1996 Employees Incentive Stock Option Plan (the “1996 Plan”) effective February 14, 1996, as amended, under which 16,976,200 shares of common stock were reserved for issuance to certain employees and officers through incentive stock options and non-qualified stock options. We currently have options outstanding under the 1986 Employee Incentive Stock Option Plan (the “1986 Plan”), which expired on February 14, 1996. Options granted under the 1996 Plan or the 1986 Plan become exercisable after one year of continued employment, normally pursuant to a four or five-year vesting schedule beginning on the first anniversary of the grant date. Expiration dates of options outstanding under the 1996 Plan and the 1986 Plan at December 31, 2004, range from 2005 to 2014.

The board of directors adopted the 1995 Directors Stock Option Plan (“Directors Plan”) effective October 31, 1995, as amended, under which 400,000 shares of common stock have been reserved. The Directors Plan is a formula plan to provide options to our non-employee directors. At December 31, 2004, 424,500 options had been granted under the Directors Plan, 72,000 options had been cancelled or forfeited, and 47,500 options remained available for grant. Expiration dates of options outstanding under the Directors Plan at December 31, 2004, range from 2006 to 2014.

On January 28, 2002, our board of directors approved a voluntary stock option exchange program for ADTRAN employees, executive officers, and directors. In conjunction with the exchange offer, we filed a Tender Offer Statement on Schedule TO with the Securities and Exchange Commission. Under the option exchange program, employees, executive officers, and directors who held options to purchase our common stock and who had not received options after July 23, 2001, were given the opportunity to exchange unexercised stock options granted prior to September 30, 2000, with exercise prices of at least $20 per share. For every four shares of an eligible option, three shares were made available under the new option grant. The newly issued options vest according to the vesting schedule of the tendered options. A total of 2,868,800 options were tendered and cancelled. As of December 31, 2002, a total of 1,983,366 new options were granted to qualified participants in the exchange program. The new option grant was made on August 30, 2002, at an exercise price of $8.695 per share.

Pertinent information regarding our stock option plans is as follows:

(In thousands, except per share amounts)	Number of Options	Range of Exercise Prices	Weighted Average Exercise Price	Vesting Provisions
Options outstanding, December 31, 2001	10,366	$0.84 - $34.91	$13.66	Various

Options granted	4,312	$8.69 - $16.45	$9.82	Various
Options cancelled/forfeited	(3,297)	$8.70 - $34.91	$31.75	Various
Options exercised	(397)	$1.25 - $15.18	$9.97	Various

Options outstanding, December 31, 2002	10,984	$1.67 - $34.91	$12.43	Various

Options granted	747	$18.04 - $36.64	$31.44	Various
Options cancelled/forfeited	(118)	$1.67 - $34.91	$14.28	Various
Options exercised	(4,550)	$1.67 - $34.91	$12.23	Various

Options outstanding, December 31, 2003	7,063	$8.69 - $36.64	$14.53	Various

Options granted	732	$19.20 - $37.18	$22.13	Various
Options cancelled/forfeited	(46)	$8.70 - $36.64	$17.06	Various
Options exercised	(450)	$8.69 - $34.91	$12.83	Various

Options outstanding, December 31, 2004	7,299	$8.69 - $37.18	$15.39	Various

The following table summarizes information about stock options outstanding at December 31, 2004:

Options Outstanding at December 31, 2004

(In thousands, except per share amounts)

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$8.69 - $9.90	683	5.50	$8.74	674	$8.73
$10.29 - $13.75	3,958	6.71	$11.52	2,301	$11.64
$14.03 - $17.94	201	6.62	$15.00	137	$15.38
$18.03 - $24.78	1,720	6.80	$19.78	970	$18.12
$28.18 - $37.18	737	8.74	$32.20	232	$32.32

Total	7,299			4,314

Of the options above, 7,294,764 were issued at exercise prices that approximate fair market value at the date of grant and 4,000 were issued below fair market value at the date of grant. During the year ended December 31, 2003, we recorded compensation expense of $0.2 million, net of income tax, related to 31,000 options issued below fair market value at the date of grant. At December 31, 2004, 4,138,534 options were available for grant under the plans.

Note 8 - Employee Benefit Plan

Effective January 1, 1990, we adopted a savings plan (the “Savings Plan”) for the benefit of eligible employees. The Savings Plan allows employees to contribute part of their compensation to the plan on a tax-deferred basis, and requires us to contribute an amount equal to 3% of compensation each year for eligible employees who have completed a year of service. The Savings Plan is intended to qualify under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”), and is intended to be a “safe harbor” 401(k) plan under code Section 401(k)(12). Prior to January 1, 2001, we contributed matching contributions in an amount equal to 50% of each eligible employee’s elective deferrals under the Savings Plan, up to 5% of the employee’s compensation for the plan year. Effective January 1, 2001, the plan requires us to contribute a “safe harbor” amount equal to 3% of compensation each year for eligible employees who have completed a year of service up to the statutory maximum compensation ($205,000 for 2004). Employees who become eligible for the safe harbor contribution during the plan year are eligible for 3% of compensation, including compensation earned during any portion of the plan year during which the employee was eligible to defer, but not yet eligible for the safe harbor contribution. All contributions under the Savings Plan are 100% vested. Charges to operations for employer contributions and plan administration for the Savings Plan amounted to approximately $2.7 million, $2.5 million and $2.1 million in 2004, 2003 and 2002, respectively.

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

The following table presents information about the reported sales and gross profit of our reportable segments for each of the years ended December 31, 2004, 2003 and 2002 reconciled to net income. Asset information by reportable segment is not reported, since we do not produce such information internally.

Sales by Market Segment

(In thousands)	2004		2003		2002
	Sales	Gross Profit	Sales	Gross Profit	Sales	Gross Profit
Carrier Networks	$323,333	$181,740	$267,563	$145,007	$218,912	$105,277
Enterprise Networks	131,184	79,332	129,113	76,988	126,813	69,659

	$454,517	$261,072	$396,676	$221,995	$345,725	$174,936

Selling general and administrative expense		91,927		83,234		81,217
R&D expense		67,384		58,144		56,295
Operating income		101,761		80,617		37,424
Other income (expense), net		8,255		8,213		(5,247)

Income before provision for income taxes		110,016		88,830		32,177

Provision for income taxes		34,875		27,315		7,401

Net income		$75,141		$61,515		$24,776

Sales by Product

The Digital Business Transport (DBT)/Total Reach category is comprised of revenue from ISDN and DDS transport and connectivity products sold to carrier and enterprise customers. The High-bit-rate Digital Subscriber Line (HDSL)/T1 category is comprised of revenue from HDSL-related carrier products and T1 CSU/DSU enterprise products. The Systems category includes revenue from Total Access narrow-band products, M13 multiplexers, integrated access devices, DSLAM products, optical access products and NetVanta products comprised of access routers, Ethernet switches, and VPN products. The following information presents sales by product for the years ended December 31, 2004, 2003 and 2002:

(In thousands)	2004	2003	2002
Digital Business Transport (DBT) / Total Reach	$22,023	$31,850	$44,932
High-bit-rate Digital Subscriber Line (HDSL) / T1	215,479	193,235	196,892
Systems	217,015	171,591	103,901

Total	$454,517	$396,676	$345,725

Sales by Geographic Region

The following is sales information by geographic area for the years ended December 31, 2004, 2003 and 2002:

(In thousands)	2004	2003	2002
United States	$423,913	$377,060	$325,429
All other	30,604	19,616	20,296

Total	$454,517	$396,676	$345,725

Single customers comprising more than 10% of our revenue in 2004 included SBC Communications, Inc. at 21%, Sprint Corporation at 15%, and Verizon Communications, Inc. at 12%. Single customers comprising more than 10% of our revenue in 2003 included SBC Communications, Inc. at 23%, Sprint Corporation at 14%, and Verizon Communications, Inc. at 15.0%. Single customers comprising more than 10% of our revenue in 2002 included SBC Communications, Inc. at 21%, Sprint Corporation at 10%, and Verizon Communications, Inc. at 14%. No other customer accounted for 10% or more of our sales in 2004, 2003, or 2002. Sales of network access equipment to Incumbent Local Exchange Carriers (ILECs) and major independent telecommunications companies amounted to approximately 58%, 60% and 57% of total sales during the years ended December 31, 2004, 2003 and 2002, respectively. Our Enterprise Networks Division sells a significant portion of products to value-added resellers through a multi-tier distribution system. Our total sales of this type amounted to 26%, 25% and 25% of our revenue for each of the years ended December 31, 2004, 2003 and 2002, respectively, and were routed through four primary fulfillment distributors.

As of December 31, 2004, long-lived assets totaled $89.4 million, which includes $89.3 million held in the United States and $0.1 million held outside the United States. As of December 31, 2003, long-lived assets totaled $97.7 million, which includes $97.5 million held in the United States and $0.2 million held outside the United States

Note 10 - Commitments and Contingencies

We have certain contingent liabilities from time to time from litigation for employment or other matters arising in the normal course of business. Although the outcome of any litigation can never be certain, it is our opinion that the outcome of such contingencies will not materially affect our business, operations, financial condition or cash flows.

We lease office space and equipment under operating leases which expire at various dates through 2008. As of December 31, 2004, future minimum rental payments under non-cancelable operating leases with original maturities of greater than 12 months are approximately as follows:

(In thousands)
2005	$668
2006	506
2007	449
2008	152

Total	$1,775

Rental expense was approximately $1.5 million, $1.9 million and $2.1 million in 2004, 2003 and 2002, respectively.

We have various other contractual obligations and commercial commitments. The following table sets forth, in millions, the annual payments, we are required to make under contractual cash obligations and other commercial commitments at December 31, 2004.

Contractual Obligations

(In millions)	Total	2005	2006	2007	2008	After 2008
Long-term debt	$50.0	—	—	—	—	$50.0
Interest on long-term debt	$37.5	$2.5	$2.5	$2.5	$2.5	$27.5
Investment commitments	$5.1	$1.3	—	$3.8	—	—
Operating lease obligations	$1.8	$0.7	$0.5	$0.4	$0.2	—
Purchase obligations	$27.1	$27.1	—	—	—	—

Totals	$121.5	$31.6	$3.0	$6.7	$2.7	$77.5

We are required to make payments necessary to pay the interest on the Taxable Revenue Bond, Series 1995, as amended, currently outstanding in the aggregate principal amount of $50.0 million. The bond matures on January 1, 2020, and currently bears interest at the rate of 5% per annum. Included in long-term investments are $50.0 million of restricted funds, which is a collateral deposit against the principal amount of this bond.

We do not have off-balance sheet financing arrangements and have not engaged in any related party transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources. At December 31, 2004 and 2003, we had outstanding purchase agreements with vendors of approximately $27.1 million and $27.9 million to purchase materials and services. Additionally, we have committed to invest an aggregate of $7.2 million in two private equity funds, of which $2.1 million has been invested to date.

Note 11 - Earnings Per Share

A summary of the calculation of basic and diluted earnings per share (EPS) for the years ended December 31, 2004, 2003 and 2002 is as follows:

(In thousands, except per share amounts)	For the Year Ended December 31, 2004
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS
Net income	$75,141	78,235	$0.96

Effect of dilutive securities
Stock options		2,750

Diluted EPS
Income available to common stockholders (with dilution) for assumed options exercised	$75,141	80,985	$0.93

	For the Year Ended December 31, 2003
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS
Net income	$61,515	76,942	$0.80

Effect of dilutive securities
Stock options		3,797

Diluted EPS
Income available to common stockholders (with dilution) for assumed options exercised	$61,515	80,739	$0.76

	For the Year Ended December 31, 2002
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS
Net income	$24,776	76,090	$0.33	*

Effect of dilutive securities
Stock options		353

Diluted EPS
Income available to common stockholders (with dilution) for assumed options exercised	$24,776	76,443	$0.32	*

*	Includes an impairment charge related to other-than-temporary declines in the fair value of equity securities, resulting in an after-tax loss of $7.4 million ($0.10 per share assuming dilution).

The following options were outstanding during the respective years shown below, but were not included in the computation of that year’s diluted EPS because the options’ exercise prices were greater than the average market price of the common shares shown below, therefore making them anti-dilutive under the treasury method.

Anti-Dilutive Options Outstanding

(In thousands, except per share amounts)

2004			2003			2002
Options Granted	Exercise Price	Expiration	Options Granted	Exercise Price	Expiration	Options Granted	Exercise Price	Expiration
2	$32.88	2006	2	$32.88	2006	44	$15.88-$20.50	2005
26	$34.91	2010	28	$34.91	2010	28	$15.25-$20.75	2006
702	$28.18 -$36.64	2013	740	$28.18 -$36.64	2013	847	$12.69-$21.36	2007
7	$29.50 - $37.18	2014				20	$13.13-$15.50	2008
						1,749	$17.93-$19.85	2009
						120	$19.50-$34.91	2010
						2,621	$12.67-$14.04	2011
						171	$12.99-$16.45	2012

Note 12 - Summarized Quarterly Financial Data (Unaudited)

The following table presents unaudited quarterly operating results for each of our last eight fiscal quarters. This information has been prepared on a basis consistent with our audited financial statements and includes all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the data.

Unaudited Quarterly Operating Results

(In thousands, except for per share amounts)

Three Months Ended	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
Net sales	$114,039	$120,601	$115,251	$104,625
Gross profit	$65,518	$69,761	$66,812	$58,981
Operating income	$28,431	$29,881	$25,758	$17,691
Net income	$20,398	$21,398	$18,751	$14,594
Earnings per common share assuming dilution (1)	$0.25	$0.26	$0.23	$0.18
Earnings per common share	$0.26	$0.27	$0.24	$0.19

Three Months Ended	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
Net sales	$86,223	$90,437	$106,201	$113,815
Gross profit	$47,073	$49,670	$58,917	$66,304
Operating income	$12,650	$15,715	$23,305	$30,315
Net income	$10,539	$12,379	$17,165	$21,432
Earnings per common share assuming dilution (1)	$0.14	$0.15	$0.21	$0.26
Earnings per common share	$0.14	$0.16	$0.22	$0.27

(1)	Assumes exercise of dilutive stock options calculated under the treasury method.

Note 13 – Related Party Transactions

We employ the law firm of one of our directors emeritus for legal services. All bills for services rendered by this firm are reviewed and approved by our chief financial officer. We believe that the fees for such services are reasonable and comparable to those charged by other firms for services rendered to us. We paid $121 thousand and $120 thousand during the year ended December 31, 2004 and 2003, respectively, for these legal services.

One of our non-employee directors is the Vice Chairman – Planning and Administration, of one of our significant customers who is also a vendor. In the normal course of business, we receive payments from and make payments to this customer. We believe these payments are reasonable. For the year ended December 31, 2004 and 2003 we received payments, directly and indirectly, from this customer in the amount of approximately $25.3 million and $22.8 million, respectively, for products supplied to this customer. In addition, for the year ended December 31, 2004 and 2003 we paid this customer $619 thousand and $567 thousand, respectively, for services provided to us.

Note 14 – Subsequent Events

During February 2005, with the purchase of 1,000,700 shares at an average price of $17.96, we completed our April 29, 2004 repurchase plan. On February 11, 2005, ADTRAN announced that its board of directors approved the repurchase of up to 5,000,000 shares of its common stock. This plan will be implemented through open market purchases from time to time as conditions warrant. During February 2005, we purchased an additional 153,351 shares at an average price of $18.03 under the new share repurchase plan.

On January 24, 2005, the board declared a quarterly cash dividend of $0.08 per common share to be paid to stockholders of record at the close of business on February 4, 2005. The quarterly dividend payment was $6.1 million and was paid on February 16, 2005.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No independent registered public accounting firm of ADTRAN has resigned, indicated any intent to resign or been dismissed as the independent registered public accounting firm of ADTRAN during the two fiscal years ended December 31, 2004 or subsequent thereto.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Internal control over financial reporting. Section 404 of the Sarbanes-Oxley Act of 2002 requires management to include in this Annual Report on Form 10-K a report on management’s assessment of the effectiveness of our internal control over financial reporting, as well as a report from our independent registered public accounting firm on management’s assessment of the effectiveness of our internal control over financial reporting, and a report on the effectiveness of internal control over financial reporting. Management’s report on internal control over financial reporting and the related report from our independent registered public accounting firm are located in Item 8. “Financial Statements and Supplementary Data” of this report.

(b) Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) for the company. Our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, have concluded that our disclosure controls and procedures are effective.

(c) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

The Board of Directors of ADTRAN adopted a new Management Incentive Bonus Program for the Chief Executive Officer, Chief Operating Officer and Senior Vice Presidents and for the Corporate Vice Presidents (collectively, the “Program”) on January 24, 2005. Under the Program, eligible participants have the opportunity to earn bonuses if ADTRAN achieves defined goals as established by the Board of Directors. The Board approves eligible individuals for participation in the Program each fiscal year and may remove participants from time to time. For 2005, all of our named executive officers are eligible to participate in the Program. If ADTRAN’s 2005 earnings per share, as publicly announced, meets or exceeds a specified minimum level, participants are eligible for a bonus. Higher bonus amounts apply if the earnings per share exceeds higher levels. The Board may specify adjustments to the method for performance measurement, computation of bonuses or scheduled dates for bonus payments, and may adjust actual bonus amounts payable consistent with the intent of the Program once the annual earnings per share are determined. Upon a change in control of ADTRAN or the occurrence of events indicating an imminent change in control as provided in our stock option program, each participant will receive immediate payment of a bonus in an amount equal to at least the minimum that would be paid if the minimum earnings per share were achieved, or a higher amount if determined by the Board. The Management Incentive Bonus Program for the Chief Executive Officer, Chief Operating Officer and Senior Vice Presidents for fiscal year 2005 and the Management Incentive Bonus Program for the Corporate Vice Presidents for fiscal year 2005 are filed as exhibits 10.3(h) and 10.3(i), respectively, to this report.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to nominees for director of ADTRAN and compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the captions “Proposal 1–Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” respectively, in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 18, 2005. Such information is incorporated herein by reference. The definitive Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2004. Information relating to the executive officers of ADTRAN, pursuant to Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K, is set forth at Part I, Item 4A of this report under the caption “Executive Officers of the Registrant.” Such information is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item 11 relating to executive compensation and other matters is set forth under the captions “Executive Compensation,” “Director Compensation,” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents Filed as Part of This Report.

1.	Consolidated Financial Statements

The consolidated financial statements of ADTRAN and the report of independent registered public accounting firm thereon are set forth under Part II, Item 8 of this report.

Consolidated Balance Sheets as of December 31, 2004 and 2003

Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

2.	Consolidated Financial Statement Schedule

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

Exhibit Number	Description

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

(c) Third Amendment to the Amended and Restated 1995 Directors Stock Option Plan (Exhibit 10.3(c) to ADTRAN’s Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 Form 10-K”)).

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

(f) ADTRAN, Inc. Deferred Compensation Plan (Exhibit 10.3(f) to the 2002 Form 10-K).

(g) First Amendment to the ADTRAN, Inc. Deferred Compensation Plan (Exhibit 10.3(g) to the 2002 Form 10-K).

(h) Management Incentive Bonus Program for the CEO, COO and Senior Vice Presidents (Fiscal Year 2005).*

(i) Management Incentive Bonus Program for Corporate Vice Presidents (Fiscal Year 2005).*

(j) Management Incentive Bonus Program for CEO, COO and Senior Vice Presidents (Fiscal Year 2004) (Exhibit 10.3(h) to the 2003 Form 10-K).

(k) Management Incentive Bonus Program for Corporate Vice Presidents (Fiscal Year 2004) (Exhibit 10.3(i) to the 2003 Form 10-K).

*21	Subsidiaries of ADTRAN.

*23	Consent of PricewaterhouseCoopers LLP.

*24	Powers of Attorney.

*31	Rule 13a-14(a)/15d-14(a) Certifications.

*32	Section 1350 Certifications.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 11, 2005.

ADTRAN, Inc.
(Registrant)

By:	/s/ James E. Matthews
James E. Matthews
Senior Vice President – Finance,
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 11, 2005.

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
Howard A. Thrailkill
as Attorney in Fact

ADTRAN, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C		Column D	Column E
(In thousands)	Balance at beginning of Period	Additions		Deductions	Balance at end of Period
		Charged (Credited) to Costs & Expenses	Charged (Credited) to Other Accounts
Year ended December 31, 2004
Allowance for Doubtful Accounts	$1,746	$743	—	$2,128	$361
Inventory Reserve	$3,102	$6,461	—	$4,744	$4,819
Warranty Liability	$1,541	$2,054	—	$2,035	$1,560
Deferred Tax Asset Valuation Allowance	$441	$115	—	—	$556

Year ended December 31, 2003
Allowance for Doubtful Accounts	$2,472	$(708)	—	$18	$1,746
Inventory Reserve	$4,437	$3,832	—	$5,167	$3,102
Warranty Liability	$1,384	$3,034	—	$2,877	$1,541
Deferred Tax Asset Valuation Allowance	—	$441	—	—	$441

Year ended December 31, 2002
Allowance for Doubtful Accounts	$3,882	$3,703	—	$5,113	$2,472
Inventory Reserve	$5,603	$4,485	—	$5,651	$4,437
Warranty Liability	$1,277	$3,846	—	$3,739	$1,384
Deferred Tax Asset Valuation Allowance	—	—	—	—	—

ADTRAN, INC.

INDEX OF EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation, as amended (Exhibit 3.1 to ADTRAN’s Registration Statement on Form S-1, No. 33-81062 (the “Form S-1 Registration Statement”)).

3.2	Bylaws, as amended (Exhibit 3.2 to ADTRAN’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.1	Documents relative to the $50,000,000 Taxable Revenue Bond, Series 1995 (ADTRAN, Inc. Project) issued by the Alabama State Industrial Development Authority, consisting of the following:

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

(c) Third Amendment to the Amended and Restated 1995 Directors Stock Option Plan (Exhibit 10.3(c) to ADTRAN’s Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 Form 10-K”)).

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

(f) ADTRAN, Inc. Deferred Compensation Plan (Exhibit 10.3(f) to the 2002 Form 10-K).

(g) First Amendment to the ADTRAN, Inc. Deferred Compensation Plan (Exhibit 10.3(g) to the 2002 Form 10-K).

(h) Management Incentive Bonus Program for the CEO, COO and Senior Vice Presidents (Fiscal Year 2005).*

(i) Management Incentive Bonus Program for Corporate Vice Presidents (Fiscal Year 2005).*

(j) Management Incentive Bonus Program for CEO, COO and Senior Vice Presidents (Fiscal Year 2004) (Exhibit 10.3(h) to the 2003 Form 10-K).

(k) Management Incentive Bonus Program for Corporate Vice Presidents (Fiscal Year 2004) (Exhibit 10.3(i) to the 2003 Form 10-K).

*21	Subsidiaries of ADTRAN.

*23	Consent of PricewaterhouseCoopers LLP.

*24	Powers of Attorney.

*31	Rule 13a-14(a)/15d-14(a) Certifications.

*32	Section 1350 Certifications.

*	Filed herewith