Form 10-Q
period 2005-03-31
ADTRAN INC
filed 2005-05-09
CIK 926282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2005

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date:

Class	Outstanding at April 30, 2005
Common Stock, $.01 Par Value	75,321,742 shares

ADTRAN, INC.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2005

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADTRAN, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$48,892	$57,602
Short-term investments	134,110	124,831
Accounts receivable, less allowance for doubtful accounts of $344 and $361 at March 31, 2005 and December 31, 2004, respectively	64,883	63,729
Other receivables	4,571	4,335
Income tax receivable	—	2,442
Inventory, net	40,426	42,316
Prepaid expenses	3,181	2,643
Deferred tax assets	4,191	4,488

Total current assets	300,254	302,386

Property, plant and equipment, net	88,317	89,361
Other assets	584	586
Long-term investments	161,022	167,609

Total assets	$550,177	$559,942

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$22,226	$22,856
Unearned revenue	2,248	2,468
Accrued expenses	2,850	2,344
Accrued payroll	5,835	8,347
Income tax payable	6,335	—

Total current liabilities	39,494	36,015

Deferred tax liabilities	3,770	4,825
Other non-current liabilities	2,674	2,465
Bonds payable	50,000	50,000

Total liabilities	95,938	93,305

Commitments and contingencies (see Note 11)

Stockholders’ equity
Common stock, par value $0.01 per share; 200,000 shares authorized; 79,652 shares issued at March 31, 2005 and December 31, 2004	797	797
Additional paid-in capital	141,944	142,243
Accumulated other comprehensive income	4,203	5,235
Retained earnings	406,334	397,228
Less treasury stock at cost: 4,368 shares at March 31, 2005 and 3,238 shares at December 31, 2004	(99,039)	(78,866)

Total stockholders’ equity	454,239	466,637

Total liabilities and stockholders’ equity	$550,177	$559,942

See notes to consolidated financial statements

ADTRAN, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2005	2004
Sales	$104,577	$114,039
Cost of sales (See Note 1)	44,349	48,951

Gross profit	60,228	65,088

Selling, general and administrative expenses (See Note 1)	22,949	21,840
Research and development expenses	16,343	14,817

Operating income	20,936	28,431

Interest income	1,999	2,198
Interest expense	(583)	(644)
Net realized investment gain (loss)	481	(126)
Other income, net	368	360

Income before provision for income taxes	23,201	30,219

Provision for income taxes	(7,981)	(9,821)

Net income	$15,220	$20,398

Weighted average shares outstanding	75,755	79,500

Weighted average shares outstanding assuming dilution (1)	77,318	82,792

Earnings per common share – basic	$0.20	$0.26

Earnings per common share – assuming dilution (1)	$0.20	$0.25

Dividends per share (2)	$0.08	$0.08

(1)	Assumes exercise of dilutive stock options calculated under the treasury method.
(2)	During the three months ended March 31, 2005 and 2004, ADTRAN declared and paid a quarterly dividend of $0.08 per common share.

See notes to consolidated financial statements

ADTRAN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$15,220	$20,398
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,617	3,692
Loss (gain) on sale of long-term investments	(481)	126
Gain on sale of property, plant and equipment	(2)	(2)
Deferred income taxes	(215)	(2,259)
Income tax benefit from exercise of non-qualified stock options	—	2,230
Changes in operating assets and liabilities:
Accounts receivable, net	(1,154)	(14,333)
Other receivables	(236)	1,944
Income tax receivable	2,442	11,856
Inventory, net	1,890	(4,405)
Prepaid expenses and other assets	(536)	(863)
Accounts payable	(630)	631
Accrued expenses and other liabilities	(2,017)	(271)
Income tax payable	6,335	8,926

Net cash provided by operating activities	24,233	27,670

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,574)	(1,083)
Proceeds from disposition of property, plant and equipment	2	2
Proceeds from maturities of held-to-maturity investments	—	1,054
Proceeds from sales of available-for-sale investments	41,072	14,463
Purchases of available-for-sale investments	(44,768)	(34,513)

Net cash used in investing activities	(6,268)	(20,077)

Cash flows from financing activities:
Proceeds from stock option exercises	265	3,878
Purchases of treasury stock	(20,737)	—
Dividend payments	(6,114)	(6,365)

Net cash used in financing activities	(26,586)	(2,487)

Net increase (decrease) in cash and cash equivalents	(8,621)	5,106
Effect of exchange rate changes	(89)	(168)

Cash and cash equivalents, beginning of period	57,602	94,048

Cash and cash equivalents, end of period	$48,892	$98,986

See notes to consolidated financial statements

ADTRAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share amounts)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of ADTRAN, Inc. (“ADTRAN”) have been prepared pursuant to the rules and regulations for reporting on Quarterly Reports on Form 10-Q. Accordingly, certain information and notes required by generally accepted accounting principles for complete financial statements are not included herein. In the opinion of management, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature. Certain reclassifications, as discussed below, have been made to the 2004 consolidated financial statements in order to conform to the 2005 presentation. These reclassifications had no effect on previously reported net income, cash flows from operations, or total stockholders’ equity.

Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected to occur for the year ending December 31, 2005. The interim statements should be read in conjunction with the financial statements and notes thereto included in ADTRAN’s Annual Report on Form 10-K for the year ended December 31, 2004.

In the first quarter of 2005, ADTRAN reclassified certain purchasing costs related to procurement of materials from selling, general and administrative expenses (SG&A) to cost of sales. The tables below present the reclassified cost of sales, gross profit, SG&A expenses and the related adjustment for the prior eight quarters.

	Three Months Ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
Cost of sales	$48,951	$51,279	$48,869	$46,083
Gross profit	$65,088	$69,322	$66,382	$58,543
SG&A expenses	$21,840	$23,545	$21,765	$23,040
Reclassification adjustment	$430	$439	$430	$438

	Three Months Ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
Cost of sales	$39,439	$41,088	$47,663	$47,918
Gross margin	$46,784	$49,349	$58,538	$65,897
SG&A expenses	$19,867	$19,995	$20,244	$21,701
Reclassification adjustment	$290	$351	$379	$407

2. INVENTORY

At March 31, 2005 and December 31, 2004, inventory consisted of the following:

	March 31, 2005	December 31, 2004
Raw materials	$24,167	$24,051
Work in progress	4,814	4,526
Finished goods	16,084	18,558
Inventory reserve	(4,639)	(4,819)

Inventory, net	$40,426	$42,316

3. COMPREHENSIVE INCOME

Comprehensive income consists of net income, unrealized foreign currency translation adjustments (net of deferred taxes) and unrealized gains and losses on marketable securities (net of deferred taxes).

	Three Months Ended March 31,
	2005	2004
Net income	$15,220	$20,398
Foreign currency translation loss, net of deferred taxes	(89)	(168)
Change in unrealized gain (loss) on available-for-sale securities, net of deferred taxes	(943)	1,418

Total comprehensive income	$14,188	$21,648

4. EARNINGS PER SHARE

A summary of the calculation of basic and diluted earnings per share (EPS) for the three months ended March 31, 2005 and 2004 is as follows:

	For the Three Months Ended March 31, 2005
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS
Income available to common stockholders	$15,220	75,755	$0.20

Effect of Dilutive Securities
Stock options		1,563

Diluted EPS
Income available to common stockholders plus assumed conversions	$15,220	77,318	$0.20

	For the three Months Ended March 31, 2004
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS
Income available to common stockholders	$20,398	79,500	$0.26

Effect of Dilutive Securities
Stock options		3,292

Diluted EPS
Income available to common stockholders plus assumed conversions	$20,398	82,792	$0.25

The following options were outstanding during the respective periods shown below, but were not included in the computation of that period’s diluted EPS because the options’ exercise prices were greater than the average market price of ADTRAN’s common shares, therefore making them anti-dilutive under the treasury method.

Anti-Dilutive Options Outstanding

Three Months Ended
March 31, 2005	March 31, 2004
2,452	42

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

The following table presents information about the reported sales and gross profit of our reportable segments for the three months ended March 31, 2005 and 2004 reconciled to net income. Asset information by reportable segment is not reported, since we do not produce such information internally.

Sales by Market Segment

(In thousands)	Three Months Ended March 31, 2005		Three Months Ended March 31, 2004
	Sales	Gross Profit	Sales	Gross Profit
Carrier Networks	$76,429	$44,163	$78,163	$43,521
Enterprise Networks	28,148	16,065	35,876	21,567

	$104,577	$60,228	$114,039	$65,088

Selling, general and administrative expense		22,949		21,840
Research and development expense		16,343		14,817

Operating income		20,936		28,431

Interest expense		(583)		(644)
Other income (expense), net		2,848		2,432

Income before provision for income taxes		23,201		30,219

Provision for income taxes		(7,981)		(9,821)

Net income		$15,220		$20,398

The table below presents sales information by geographic region for the three months ended March 31, 2005 and 2004.

Sales by Geographic Region

	Three Months Ended
	March 31, 2005	March 31, 2004
United States	$96,587	$108,740
Foreign	7,990	5,299

Total	$104,577	$114,039

Sales by Product

The Digital Business Transport (DBT)/Total Reach® category is comprised of revenue from Integrated Services Digital Network (ISDN) and Digital Data Services (DDS) transport and connectivity products sold to carrier and enterprise customers. The High-bit-rate Digital Subscriber Line (HDSL)/T1 category is comprised of revenue from HDSL related carrier products and T1 CSU/DSU enterprise products. The Systems category includes revenue from Total Access narrow band products, M-13 multiplexers, integrated access devices, Digital Subscriber Lines Access Multiplexer (DSLAM) products, optical access products and NetVanta products comprised of access routers, ethernet switches, and Virtual Private Network (VPN) products, and other access products.

The table below presents sales information by product for the three months ended March 31, 2005 and 2004.

	Three Months Ended
	March 31, 2005	March 31, 2004
Digital Business Transport (DBT)/Total Reach®	$3,209	$6,050
High-bit-rate Digital Subscriber Line (HDSL)/T1	45,137	53,033
Systems	56,231	54,956

Total	$104,577	$114,039

6. LIABILITY FOR WARRANTY RETURNS

ADTRAN’s products generally include warranties of one to ten years for product defects. ADTRAN accrues for warranty returns at the cost to repair or replace the defective products at the time revenue is recognized. ADTRAN engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers. Our warranty obligation is affected by product failure rates, material usage and other rework costs incurred in correcting product failures. The liability for warranty returns totaled $1,605 and $1,560 at March 31, 2005 and December 31, 2004, respectively. These liabilities are included in accrued expenses in the accompanying consolidated balance sheets.

Three months ended March 31, 2005

	Balance at December 31, 2004	Additions Charged (Credited) to Costs & Expenses	Deductions	Balance at March 31, 2005
Warranty liability	$1,560	$614	$569	$1,605

7. STOCK-BASED COMPENSATION

ADTRAN applies Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plans. Had compensation cost for ADTRAN’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans, consistent with the method prescribed in Statement of Financial Accounting Standard (“SFAS”) No. 123, Accounting for Stock-Based Compensation, net income and earnings per share would have been reduced to the pro forma amounts indicated below:

Pro Forma Net Income & Earnings Per Share

	Three Months Ended
	March 31, 2005	March 31, 2004
Net income – as reported	$15,220	$20,398
Less: stock-based compensation expense, net of tax	(2,231)	(3,406)

Net income – pro forma	$12,989	$16,992

Earnings per share:
Basic-as reported	$0.20	$0.26
Basic-pro forma	$0.17	$0.21
Diluted-as reported	$0.20	$0.25
Diluted-pro forma	$0.17	$0.21

The pro forma amounts reflected above are not representative of the effects on reported net income in future years because, in general, the options granted typically do not vest for several years and additional awards are made each year. The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended
	March 31, 2005	March 31, 2004
Expected dividend yield	2.03%	0.86%
Expected life (years)	5.00	5.00
Expected volatility	60.0%	55.9%
Risk-free interest rate	3.65%	3.05%

8. STOCKHOLDERS’ EQUITY

A summary of the changes in stockholders’ equity for the three months ended March 31, 2005 is as follows:

Stockholders’ Equity
Balance, December 31, 2004	$466,637

Net income	15,220
Dividend payments	(6,114)
Change in unrealized gain on marketable securities (net of deferred taxes)	(943)
Unrealized foreign currency translation (net of deferred taxes)	(89)
Exercise of stock options	265
Purchases of treasury stock	(20,737)

Balance, March 31, 2005	$454,239

On January 24, 2005 the board of directors declared a quarterly cash dividend of $0.08 per common share to be paid to stockholders of record at the close of business on February 4, 2005. The payment date of the quarterly dividend was February 16, 2005. The quarterly dividend payment was $6,114. The board of directors presently anticipates that it will declare a regular quarterly dividend so long as the present tax treatment of dividends exists and adequate levels of liquidity are maintained.

ADTRAN issued 24 shares of treasury stock to fulfill stock option exercises during the three months ended March 31, 2005. The stock options had exercise prices ranging from $8.69 to $18.03. ADTRAN received proceeds totaling $265 from the exercise of these stock options during the three months ended March 31, 2005.

ADTRAN repurchased 1,154 shares of its common stock through open market purchases at a total cost of $20,737 during the three months ended March 31, 2005 and had the authority to purchase an additional 4,847 shares.

9. RECENTLY ISSUED ACCOUNTING STANDARDS

On October 22, 2004, the American Jobs Creation Act of 2004 was signed into law. This legislation repeals export tax benefits, which have historically reduced our effective tax rate. This legislation transitions the repeal by allowing 100 percent of 2004, 80 percent of 2005 and 60 percent of 2006 export benefits. The legislation also transitions in a new tax deduction for a portion of domestic manufacturing expenditures, which will benefit ADTRAN. The legislation did not have a material effect on our 2004 tax expense. ADTRAN expects the net effect of the phase out of the extra-territorial income (ETI) and phase in of this new deduction to result in a decrease of between 0.50% to 0.75% in the effective tax rate of 2005.

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, Inventory Costs – An Amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005, and is required to be adopted by ADTRAN effective January 1, 2006. We do not expect SFAS No. 151 to have a material impact on our consolidated results of operations or financial condition.

In December 2004, the FASB issued SFAS No. 123R, Accounting for Stock Based Compensation. SFAS No. 123R revises the guidance in SFAS No. 123 and supercedes APB 25 and its related implementation guidance. SFAS No. 123R focuses primarily on the accounting for share-based payments to employees in exchange for services, and it requires a public entity to measure and recognize compensation cost for these payments. SFAS No. 123R is effective for the first fiscal year beginning after June 15, 2005 (fiscal year 2006 for ADTRAN). SFAS No. 123R requires ADTRAN to recognize the cost of employee services received in exchange for its equity instruments. Currently, in accordance with APB 25, we record the intrinsic value of stock-based compensation as expense. Accordingly, no compensation expense is currently recognized for fixed stock option plans as the exercise price equals the stock price on the date of grant. Under SFAS No. 123R, ADTRAN will be required to measure compensation expense over the options’ vesting period based on the stock options’ fair value at the date the options are granted. SFAS No. 123R allows for the use of the Black-Scholes or a lattice option-pricing model to value such options.

ADTRAN has determined that it will use the Black-Scholes option-pricing model to calculate the fair value of its options. As allowed by SFAS No. 123R, ADTRAN can elect the Modified Prospective Application, which applies the Statement to new awards and modified awards after the effective date, and to any unvested awards as service is rendered on or after the effective date, or the Modified Retrospective Application, which can apply the statement to all prior years for which SFAS No. 123 was effective. ADTRAN is currently evaluating which method of application will be used. For a discussion of our stock-based compensation plans and agreements, see Note 7.

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

10. RELATED PARTY TRANSACTIONS

We employ the law firm of our director emeritus for legal services. All bills for services rendered by this firm are reviewed and approved by our chief financial officer. We believe that the fees for such services are reasonable and comparable to those charged by other firms for services rendered to us. We paid $31 and $31 during the three months ended March 31, 2005 and 2004, respectively, for these legal services.

One of our non-employee directors is the Vice Chairman – Planning and Administration, of one of our significant customers who is also a vendor. In the normal course of business, we receive payments from and make payments to this customer. We believe these payments are reasonable. For the three months ended March 31, 2005 and 2004 we received payments, directly and indirectly, from this customer in the amount of approximately $4,615 and $5,714, respectively, for products supplied to this customer. In addition, for the three months ended March 31, 2005 and 2004 we paid this customer $149 and $136, respectively, for services provided to us.

11. COMMITMENTS AND CONTINGENCIES

We have certain contingent liabilities from time to time from litigation for employment or other matters arising in the normal course of business. Although the outcome of any litigation can never be certain, it is our opinion that the outcome of such contingencies will not materially affect our business, operations, financial condition or cash flows.

During the three months ended March 31, 2005, there have been no material changes in contractual obligations and commercial commitments from those disclosed in our most recent Form 10-K filed on March 11, 2005. We do not have off-balance sheet financing arrangements and have not engaged in any related party transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources. We have committed to invest up to an aggregate of $7,200 in two private equity funds, of which $2,300 has been invested to date. The duration of each of these commitments is five years with $1,300 expiring in 2005 and $3,600 expiring in 2007.

12. SUBSEQUENT EVENTS

On April 18, 2005, ADTRAN announced that its board of directors declared a quarterly cash dividend of $0.08 per common share to be paid to stockholders of record at the close of business on May 5, 2005. The payment date will be May 19, 2005. The quarterly dividend payment will be approximately $6,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of ADTRAN. ADTRAN and its representatives may from time to time make written or oral forward-looking statements, including statements contained in this report, in our other filings with the Securities and Exchange Commission (SEC) and in our reports to our stockholders. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “may,” “could” and similar expressions identify forward-looking statements. We caution you that any forward-looking statements made by us or on our behalf are subject to uncertainties and other factors that could cause such statements to be wrong. Some of these uncertainties and other factors are listed below. They have been discussed in our most recent Form 10-K filed on March 11, 2005 with the SEC. Though we have attempted to list comprehensively these important factors, we caution investors that other factors may prove to be important in the future in affecting our operating results. New factors emerge from time to time, and it is not possible for us to predict all of these factors, nor can we assess the impact each factor or combination of factors may have on our business.

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

OVERVIEW

ADTRAN designs, develops, manufactures, markets, and services a broad range of high-speed network access products utilized by providers of telecommunications services and enterprise end-users. We currently sell our products to a large number of carriers, including the four largest telecommunications providers, and to private and public enterprises worldwide.

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

Our sales and earnings for the first quarter of 2005 decreased from those for the first quarter of 2004. The quarter-over-quarter decrease in sales and earnings is attributable to a decrease in sales of our HDSL/ T1 products and a decrease in sales of our Digital Business Transport (DBT)/Total Reach products, partially offset by increased sales of our Systems products. The decrease in Digital Business Transport (DBT)/Total Reach sales is the result of newer and higher-speed technologies replacing the lower-speed technology of ISDN and DDS products. DBT/Total Reach is a declining market, which is being replaced by our higher-speed DSL technology. The increase in Systems products sales is due to increased shipments of NetVanta and optical access products. The increase in gross margin, as a percentage of sales, is primarily related to manufacturing efficiencies, the timing differences between the recognition of cost reductions and the lowering of product selling prices and the sales of higher margin new products.

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

We participate in cooperative advertising and market development programs with certain customers. We use these programs to reimburse customers for certain forms of advertising, and in general, to allow our customers credits up to a specified percentage of their net purchases. Our costs associated with these programs are estimated and accrued at the time of sale and are included in selling, general and administrative expenses in our consolidated statements of income. We also participate in rebate programs to provide sales incentives for certain products. Our costs associated with these programs are estimated and accrued at the time of sale and are recorded as a reduction of sales in our consolidated statements of income.

Prior to accepting a new customer, we perform a detailed credit review of the customer. Credit limits are established for each new customer based on the results of this credit review. Payment terms are established for each new customer, and collection experience is reviewed periodically in order to determine if the customer’s payment terms and credit limits need to be revised. We maintain allowances for doubtful accounts for losses resulting from the inability of our customers to make required payments. If the financial conditions of our customers deteriorate, resulting in an impairment of their ability to make payments, we may be required to make additional allowances. If circumstances change with regard to individual receivable balances that have previously been determined to be uncollectible (and for which a specific reserve has been established), a reduction in our allowance for doubtful accounts may be required. Our allowance for doubtful accounts was $0.3 million and $0.4 million at March 31, 2005 and December 31, 2004, respectively.

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

amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, we may be required to make additional inventory write-downs. Our reserve for excess and obsolete inventory was $4.6 million and $4.8 million at March 31, 2005 and December 31, 2004, respectively.

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

We also invest in privately-held entities and record our investments in these entities at cost. We review our investments in these entities periodically in order to determine if circumstances (both financial and non-financial) exist that indicate that we will not recover our initial investment. Impairment charges are recorded on investments having a cost basis that is greater than the value that we would reasonably expect to receive in an arm’s length sale of the investment.

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

returns totaled $1.6 million at March 31, 2005 and December 31, 2004. These liabilities are included in accrued expenses in the accompanying consolidated balance sheets. Our estimates regarding future warranty obligations may change due to product failure rates, shipment volumes, and other rework costs incurred in correcting a product failure. If our estimates change in the future, the liability for warranty returns we have established may be increased or decreased, impacting future cost of goods sold.

RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

SALES

ADTRAN’s sales decreased 8.3% from $114.0 million in the three months ended March 31, 2004 to $104.6 million in the three months ended March 31, 2005. The quarter-over-quarter decrease in overall sales is primarily attributable to a decrease in sales of our HDSL/T1 products and a decrease in sales of our DBT/Total Reach products, partially offset by increased sales of our Systems products.

Carrier Networks sales decreased 2.3% from $78.2 million in the three months ended March 31, 2004 to $76.4 million in the three months ended March 31, 2005. The quarter-over-quarter decrease in Carrier Networks sales is primarily attributable a decrease in sales of our HDSL products, partially offset by increased sales of our Systems products. Carrier Networks sales as a percentage of total sales increased from 68.5% in the three months ended March 31, 2004 to 73.1% in the three months ended March 31, 2005.

Enterprise Networks sales decreased 21.7% from $35.9 million in the three months ended March 31, 2004 to $28.1 million in the three months ended March 31, 2005. The quarter-over-quarter decrease in Enterprise Networks sales is primarily attributable to a decline in sales of CSU/DSUs and integrated access devices, partially offset by an increase in sales of NetVanta products. The decrease in integrated access devices is primarily related to a former customer who ceased business in the second quarter of 2004. Enterprise Networks sales as a percentage of total sales decreased from 31.5% for the three months ended March 31, 2004 to 26.9% for the three months ended March 31, 2005.

Foreign sales increased 50.9% from $5.3 million in the three months ended March 31, 2004 to $8.0 million in the three months ended March 31, 2005. The increase in foreign sales is attributable to an overall increase in demand in Australia and Canada.

COST OF SALES

As a percentage of sales, cost of sales decreased from 42.9% in the three months ended March 31, 2004 to 42.4% in the three months ended March 31, 2005. Carrier Networks cost of sales, as a percent of division sales, decreased from 44.3% in the three months ended March 31, 2004 to 42.2% in the three months ended March 31, 2005. The decreases in cost of sales as a percentage of sales are primarily related to manufacturing efficiencies, the timing differences between the recognition of cost reductions and the lowering of product selling prices and the sales of higher margin new products. Enterprise Networks cost of sales, as a percent of division sales, increased from 39.9% in the three months ended March 31, 2004 to 42.9% in the three months ended March 31, 2005. The increase in Enterprise Networks cost of sales, as a percent of division sales, is primarily related to lower net selling prices of traditional products, partially offset by increased sales of higher margin new products.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased 5.0% from $21.8 million in the three months ended March 31, 2004 to $22.9 million in the three months ended March 31, 2005. The increase in selling, general and administrative expenses is primarily related to increases in insurance costs and professional service costs related to Sarbanes-Oxley compliance.

Selling, general and administrative expenses as a percentage of sales increased from 19.1% in the three months ended March 31, 2004 to 21.9% in the three months ended March 31, 2005. The increase in selling, general and administrative expenses as a percent of sales is due to lower sales in the three months ended March 31, 2005. Selling, general and administrative expenses as a percent of sales will fluctuate whenever there is a significant fluctuation in revenues during the periods being compared.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased 10.1% from $14.8 million in the three months ended March 31, 2004 to $16.3 million in the three months ended March 31, 2005. The increase in research and development expense is primarily related to an increase in new product approvals and development activities. As a percentage of sales, research and development expenses increased from 13.0% in the three months ended March 31, 2004 to 15.6% in the three months ended March 31, 2005. The increase in research and development expenses as a percent of sales in the three months ended March 31, 2005 is due to the above factors and lower sales in the three months ended March 31, 2005. Research and development expenses as a percent of sales will fluctuate whenever there is a significant fluctuation in revenues during the periods being compared.

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

INTEREST INCOME

Interest income decreased 9.1% from $2.2 million in the three months ended March 31, 2004 to $2.0 million in the three months ended March 31, 2005. This decrease is primarily related to a reduction in our long-term investments resulting from our use of proceeds from the disposition of long-term investments for the purchase of ADTRAN common stock and our dividend payments.

INTEREST EXPENSE

Interest expense remained relatively stable at $583 thousand and $644 thousand in the three months ended March 31, 2005 and 2004, respectively.

NET REALIZED INVESTMENT GAIN (LOSS)

Net realized investment gain (loss) increased from a net loss of $126 thousand in the three months ended March 31, 2004 to a net gain of $481 thousand in the three months ended March 31, 2005. This increase was primarily the result of the sale of public equity securities associated with the realignment of our investment portfolio.

OTHER INCOME (EXPENSE)

Other income (expense), comprised primarily of miscellaneous income, gains and losses on foreign currency transactions and scrap raw material sales, remained relatively stable at $360 thousand and $368 thousand in the three months ended March 31, 2004 and 2005, respectively.

INCOME TAXES

Our effective tax rate increased from 32.5% in the three months ended March 31, 2004 to 34.4% in the three months ended March 31, 2005. The increase in our year to date tax rate is primarily related to prior year research and development tax credits realized during the first quarter of 2004.

NET INCOME

As a result of the above factors, net income decreased $5.2 million from $20.4 million in the three months ended March 31, 2004 to $15.2 million in the three months ended March 31, 2005. As a percentage of sales, net income decreased from 17.9% in the three months ended March 31, 2004 to 14.5% in the three months ended March 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Fifty million dollars of the expansion of Phase III of our corporate headquarters was approved for participation in an incentive program offered by the Alabama State Industrial Development Authority (the “Authority”). Pursuant to the program, on January 13, 1995, the Authority issued $20.0 million of its taxable revenue bonds and loaned the proceeds from the sale of the bonds to ADTRAN. The bonds were originally purchased by AmSouth Bank of Alabama, Birmingham, Alabama, (the “Bank”). Wachovia Bank, N.A., Nashville, Tennessee (formerly First Union National Bank of Tennessee, Nashville, Tennessee) (the “Bondholder”) purchased the original bonds from the Bank and made further advances to the Authority, bringing the total amount outstanding to $50.0 million. The incentive program enables participating companies to generate Alabama corporate income tax credits that can be used to reduce the amount of Alabama corporate income taxes that would otherwise be payable. We cannot be certain that the state of Alabama will continue to make these corporate income tax credits available in the future, and therefore, we may not realize the full benefit of these incentives. Through March 31, 2005, the Authority had issued $50.0 million of its taxable revenue bonds pursuant to the incentive program and loaned the proceeds from the sale of the bonds to ADTRAN. We are required to make payments to the Authority in the amounts necessary to pay the principal of and interest on the Authority’s Taxable Revenue Bond, Series 1995, as amended, currently outstanding in the aggregate principal amount of $50.0 million. The bond matures on January 1, 2020, and bears interest at the rate of 5% per annum. Included in long-term investments are $50.0 million of restricted funds, which is a collateral deposit against the principal amount of this bond. In conjunction with this program, we are eligible to receive certain economic incentives from the state of Alabama that reduce the amount of payroll withholdings that we are required to remit to the state for those employment positions that qualify under the program.

In July 2003, our board of directors elected to begin declaring quarterly dividends on our common stock, and anticipates that it will declare a regular quarterly dividend so long as the present tax treatment of dividends exists and adequate levels of liquidity are maintained. The board declared a quarterly cash dividend on January 24, 2005 of $0.08 per common share to be paid to holders of record at the close of business on February 4, 2005, with a payment date of February 16, 2005. The quarterly dividend payment was approximately $6.1 million. On April 18, 2005, the board of directors declared a quarterly cash dividend of $0.08 per common share to be paid to stockholders of record at the close of business on May 5, 2005. The quarterly dividend payment will be approximately $6.0 million.

Our working capital, which consists of current assets less current liabilities, decreased 2.1% from $266.4 million as of December 31, 2004 to $260.8 million as of March 31, 2005. The quick ratio, defined as cash, cash equivalents, short-term investments, and net accounts receivable, divided by current liabilities, decreased from 6.83 as of December 31, 2004 to 6.28 as of March 31, 2005. The current ratio, defined as current assets divided by current liabilities, decreased from 8.40 as of December 31, 2004 to 7.60 as of March 31, 2005. These liquidity ratios have remained relatively stable with the small fluctuations primarily related to the change in our income tax position. As of December 31, 2004, we had an income tax receivable of $2.4 million. This income tax receivable was primarily related to amended tax filings for additional federal research and development tax credits. During the first quarter of 2005, we received this tax refund. As of March 31, 2005, we had an income tax payable of $6.3 million.

At March 31, 2005, our cash on hand of $48.9 million and short-term investments of $134.1 million placed our short-term liquidity in cash, cash equivalents, and short-term investments at $183.0 million. At December 31, 2004, our cash on hand of $57.6 million and short-term investments of $124.8 million placed our short-term liquidity in cash, cash equivalents, and short-term investments at $182.4 million.

We receive an income tax deduction for the difference between the exercise price and the market price of non-qualified stock options upon exercise by employees. We recorded $0 and $2.2 million during the three months ended March 31, 2005 and 2004, respectively, as an income tax deduction for the difference between the exercise price and the market price of non-qualified stock option exercises.

At March 31, 2005, our long-term investments decreased by 3.9% to $161.0 million from $167.6 million at December 31, 2004. This decrease is primarily attributable to the sale of long-term investments, and the movement of bonds maturing within one year from long-term investments to short-term investments. Long-term investments at March 31, 2005 and December 31, 2004 include a restricted balance of $50.0 million related to our revenue bonds, as discussed above. We intend to finance our operations in the future with cash flow from operations and our remaining borrowed taxable revenue bond proceeds. We believe these available sources of funds to be adequate to meet our operating and capital needs for the foreseeable future.

Net accounts receivable increased 1.8% from December 31, 2004 to March 31, 2005. Our allowance for doubtful accounts remained relatively stable at $344 thousand and $361 thousand at March 31, 2005 and December 31, 2004, respectively. Quarterly accounts receivable days sales outstanding remained stable at 56 days as of March 31, 2005 and December 31, 2004. Quarterly inventory turnover remained stable at 4.29 turns as of March 31, 2005 and December 31, 2004.

Accounts payable decreased 2.8% from December 31, 2004 to March 31, 2005. Accrued expenses increased 21.6% from December 31, 2004 to March 31, 2005. These changes are primarily related to the variations in the timing of payments. Capital expenditures totaled approximately $2.6 million and $1.1 million for the three months ended March 31, 2005 and 2004, respectively. These expenditures were primarily used to purchase computer hardware, computer software, manufacturing equipment, and test equipment.

During February 2005, with the purchase of 1,000,700 common shares at an average price of $17.96, we completed our April 29, 2004 stock repurchase plan. On February 11, 2005, ADTRAN announced that its board of directors approved the repurchase of up to an additional 5,000,000 shares of its common stock. This plan will be implemented through open market purchases from time to time as conditions warrant. During February 2005, we purchased 153,351 shares at an average price of $18.03 under the new share repurchase plan. As of March 31, 2005, we had repurchased 1,154,051 shares of our common stock in the first quarter of 2005 at a total cost of $20.7 million and had the authority to purchase an additional 4,846,649 shares.

We issued 24,167 shares of treasury stock for $265 thousand during the three months ended March 31, 2005, to accommodate employee stock option exercises. During 2004, we issued 84,794 shares of treasury stock and 357,601 newly issued shares of common stock for an aggregate of $5.6 million to accommodate employee stock option exercises.

We have used, and expect to continue to use, the cash generated from operations for working capital, dividend payments, and other general corporate purposes, including (i) product development activities to enhance our existing products and develop new products and (ii) expansion of sales and marketing activities.

During the three months ended March 31, 2005, there have been no material changes in contractual obligations and commercial commitments from those discussed in our most recent Form 10-K filed on March 11, 2005. We do not have off-balance sheet financing arrangements and have not engaged in any related party transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources. We have committed to invest up to an aggregate of $7.2 million in two private equity funds, of which $2.3 million has been invested to date. The duration of each of these commitments is five years with $1.3 million expiring in 2005 and $3.6 million expiring in 2007.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

On October 22, 2004, the American Jobs Creation Act of 2004 was signed into law. This legislation repeals export tax benefits, which have historically reduced our effective tax rate. This legislation transitions the repeal by allowing 100 percent of 2004, 80 percent of 2005 and 60 percent of 2006 export benefits. The legislation also transitions in a new tax deduction for a portion of domestic manufacturing expenditures, which will benefit ADTRAN. The legislation did not have a material effect on our 2004 tax expense. ADTRAN expects the net effect of the phase out of the extra-territorial income (ETI) and phase in of this new deduction to result in a decrease of between 0.50% to 0.75% in the effective tax rate of 2005.

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

In December 2004, the FASB issued SFAS No. 123R, Accounting for Stock Based Compensation. SFAS No. 123R revises the guidance in SFAS No. 123 and supercedes APB 25, and its related implementation guidance. SFAS No. 123R focuses primarily on the accounting for share-based payments to employees in exchange for services, and it requires a public entity to measure and recognize compensation cost for these payments. SFAS No. 123R is effective for fiscal years beginning after June 15, 2005 (fiscal year 2006 for ADTRAN). SFAS No. 123R requires ADTRAN to recognize the cost of employee services received in exchange for its equity instruments. Currently, in accordance with APB 25, we record the intrinsic value of stock-based compensation as expense. Accordingly, no compensation expense is currently recognized for fixed stock option plans as the exercise price equals the stock price on the date of grant. Under SFAS No. 123R, ADTRAN will be required to measure compensation expense over the options’ vesting period based on the stock options’ fair value at the date the options are granted. SFAS No. 123R allows for the use of the Black-Scholes or a lattice option-pricing model to value such options.

ADTRAN has determined that it will use the Black-Scholes option-pricing model to calculate the fair value of its options. As allowed by SFAS No. 123R, ADTRAN can elect the Modified Prospective Application, which applies the Statement to new awards and modified awards after the effective date, and to any unvested awards as service is rendered on or after the effective date, or the Modified Retrospective Application, which can apply the statement to all prior years for which SFAS No. 123 was effective. ADTRAN is currently evaluating which method of application will be used. For a discussion of our stock-based compensation plans and agreements, see Note 7 to the Notes to Consolidated Financial Statements included in this report.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) for the company. Our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, have concluded that our disclosure controls and procedures are effective.

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

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2005	—	—	—	1,000,700
January 1, 2005 – January 31, 2005	—	—	—	1,000,700
February 1, 2005 – February 28, 2005	1,154,051	$17.97	1,154,051	4,846,649
March 1, 2005 – March 31, 2005	—	—	—	4,846,649
Total	1,154,051	$17.97	1,154,051	4,846,649

(1)	On April 29, 2004, ADTRAN announced that its board of directors approved the repurchase of up to 4,000,000 shares of its common stock. During February 2005, with the purchase of 1,000,700 shares at an average price of $17.96, we completed our April 29, 2004 repurchase plan. On February 11, 2005, ADTRAN announced that its board of directors approved the repurchase of up to an additional 5,000,000 shares of its common stock. This plan will be implemented through open market purchases from time to time as conditions warrant. During February 2005, we purchased 153,351 shares at an average price of $18.03 under the new share repurchase plan.

ITEM 6. EXHIBITS

Exhibits

Exhibit No.	Description
31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADTRAN, INC.
(Registrant)

Date: May 9, 2005	/s/ James E. Matthews
James E. Matthews
Senior Vice President - Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications