Form 10-Q
period 2005-06-30
ADTRAN INC
filed 2005-08-05
CIK 926282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2005

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date:

Class	Outstanding at July 31, 2005
Common Stock, $.01 Par Value	75,682,288 shares

ADTRAN, INC.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2005

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADTRAN, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$53,433	$57,602
Short-term investments	147,979	124,831
Accounts receivable, less allowance for doubtful accounts of $349 and $361 at June 30, 2005 and December 31, 2004, respectively	64,119	63,729
Other receivables	7,985	4,335
Income tax receivable	—	2,442
Inventory, net	46,738	42,316
Prepaid expenses	3,982	2,643
Deferred tax assets	4,311	4,488

Total current assets	328,547	302,386

Property, plant and equipment, net	87,730	89,361
Other assets	583	586
Long-term investments	157,730	167,609

Total assets	$574,590	$559,942

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$31,030	$22,856
Unearned revenue	3,118	2,468
Accrued expenses	3,026	2,344
Accrued payroll	8,569	8,347
Income tax payable	1,616	—

Total current liabilities	47,359	36,015

Deferred tax liabilities	3,692	4,825
Other non-current liabilities	2,766	2,465
Bonds payable	50,000	50,000

Total liabilities	103,817	93,305

Commitments and contingencies (see Note 11)

Stockholders’ equity
Common stock, par value $0.01 per share; 200,000 shares authorized; 79,652 shares issued at June 30, 2005 and December 31, 2004	797	797
Additional paid-in capital	141,130	142,243
Accumulated other comprehensive income	4,290	5,235
Retained earnings	421,027	397,228
Less treasury stock at cost: 4,255 shares at June 30, 2005 and 3,238 shares at December 31, 2004	(96,471)	(78,866)

Total stockholders’ equity	470,773	466,637

Total liabilities and stockholders’ equity	$574,590	$559,942

See notes to consolidated financial statements

ADTRAN, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Sales	$118,873	$120,601	$223,450	$234,640
Cost of sales (see Note 1)	49,327	51,279	93,676	100,230

Gross profit	69,546	69,322	129,774	134,410

Selling, general and administrative expenses (see Note 1)	24,297	23,545	47,246	45,385
Research and development expenses	16,367	15,896	32,710	30,713

Operating income	28,882	29,881	49,818	58,312

Interest income	2,349	1,862	4,348	4,060
Interest expense	(625)	(644)	(1,208)	(1,288)
Net realized investment gain (loss)	259	71	740	(55)
Other income, net	387	530	755	891

Income before provision for income taxes	31,252	31,700	54,453	61,920

Provision for income taxes	(10,533)	(10,302)	(18,514)	(20,124)

Net income	$20,719	$21,398	$35,939	$41,796

Weighted average shares outstanding - basic	75,341	79,313	75,543	79,405

Weighted average shares outstanding - diluted (1)	77,495	82,221	77,437	82,517

Earnings per common share – basic	$0.28	$0.27	$0.48	$0.53

Earnings per common share – diluted (1)	$0.27	$0.26	$0.46	$0.51

Dividends per share (2)	$0.08	$0.08	$0.16	$0.16

(1)	Assumes exercise of dilutive stock options calculated under the treasury method.
(2)	During the three and six months ended June 30, 2005 and 2004, ADTRAN declared and paid dividends of $0.08 and $0.16 per common share, respectively.

See notes to consolidated financial statements

ADTRAN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$35,939	$41,796
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,143	7,380
(Gain) loss on sale of long-term investments	(740)	55
(Gain) loss on sale of property, plant and equipment	(2)	7
Deferred income taxes	(528)	(4,573)
Income tax benefit from exercise of non-qualified stock options	440	2,520
Changes in operating assets and liabilities:
Accounts receivable, net	(390)	(17,273)
Other receivables	(3,650)	(285)
Income tax receivable	2,442	11,586
Inventory, net	(4,422)	(3,674)
Prepaid expenses and other assets	(1,336)	(548)
Accounts payable	8,174	1,203
Accrued expenses and other liabilities	1,855	(1,270)
Income tax payable	1,616	2,277

Net cash provided by operating activities	46,541	39,201

Cash flows from investing activities:
Purchases of property, plant and equipment	(5,512)	(2,807)
Proceeds from disposition of property, plant and equipment	2	34
Proceeds from maturities of held-to-maturity investments	—	2,000
Proceeds from sales of available-for-sale investments	79,235	81,500
Purchases of available-for-sale investments	(92,898)	(96,447)

Net cash used in investing activities	(19,173)	(15,720)

Cash flows from financing activities:
Proceeds from stock option exercises	1,579	4,433
Purchases of treasury stock	(20,737)	(12,371)
Dividend payments	(12,140)	(12,706)

Net cash used in financing activities	(31,298)	(20,644)

Net (decrease) increase in cash and cash equivalents	(3,930)	2,837
Effect of exchange rate changes	(239)	(371)

Cash and cash equivalents, beginning of period	57,602	94,048

Cash and cash equivalents, end of period	$53,433	$96,514

See notes to consolidated financial statements

ADTRAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share amounts)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of ADTRAN, Inc. (“ADTRAN”) have been prepared pursuant to the rules and regulations for reporting on Quarterly Reports on Form 10-Q. Accordingly, certain information and notes required by generally accepted accounting principles for complete financial statements are not included herein. In the opinion of management, all adjustments necessary for a fair statement of these interim statements have been included and are of a normal and recurring nature. Certain reclassifications, as discussed below, have been made to the 2004 consolidated financial statements in order to conform to the 2005 presentation. These reclassifications had no effect on previously reported net income, cash flows from operations, cash flows from financing activities, or total stockholders’ equity.

Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected to occur for the year ending December 31, 2005. The interim statements should be read in conjunction with the financial statements and notes thereto included in ADTRAN’s Annual Report on Form 10-K for the year ended December 31, 2004.

In the fourth quarter of 2004, ADTRAN concluded it was appropriate to classify our auction rate municipal bonds and variable rate municipal demand notes as current investments. Previously, such investments had been classified as cash and cash equivalents. Accordingly, we revised the classification to report these securities as short-term investments in our consolidated balance sheet as of December 31, 2004. We also made corresponding adjustments to our consolidated statements of cash flows for the year ended December 31, 2004 to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. This change in classification did not affect previously reported cash flows from operations or from financing activities in our previously reported consolidated statement of cash flows, or our previously reported consolidated statement of income for the period. The tables below represent the reclassified balances for the six-month period ending June 30, 2004.

	Six Months Ended June 30, 2004
	Previously Reported	Reclass Amount	As Reclassified
Purchases of available-for-sale investments	$(81)	$(96,366)	$(96,447)
Net cash provided by (used in) investing activities	$80,646	$(96,366)	$(15,720)
Net increase in cash and cash equivalents	$99,203	$(96,366)	$2,837
Cash and cash equivalents, beginning of period	$132,072	$(38,024)	$94,048
Cash and cash equivalents, end of period	$230,904	$(134,390)	$96,514

In the first quarter of 2005, ADTRAN reclassified certain purchasing costs related to procurement of materials from selling, general and administrative expenses (SG&A) to cost of sales. The tables below present the reclassified cost of sales, gross profit, SG&A expenses and the related adjustment for the three and six months ended June 30, 2004.

	Three Months Ended June 30, 2004		Six Months Ended June 30, 2004
	Previously Reported	As Reclassified	Previously Reported	As Reclassified
Cost of sales	$50,840	$51,279	$99,361	$100,230
Gross profit	$69,761	$69,322	$135,279	$134,410
SG&A expenses	$23,984	$23,545	$46,254	$45,385

2. INVENTORY

At June 30, 2005 and December 31, 2004, inventory consisted of the following:

	June 30, 2005	December 31, 2004
Raw materials	$26,604	$24,051
Work in progress	5,728	4,526
Finished goods	19,256	18,558
Inventory reserve	(4,850)	(4,819)

Inventory, net	$46,738	$42,316

3. COMPREHENSIVE INCOME

Comprehensive income consists of net income, unrealized foreign currency translation adjustments (net of deferred taxes) and unrealized gains and losses on marketable securities (net of deferred taxes).

	Six Months Ended June 30,
	2005	2004
Net income	$35,939	$41,796
Foreign currency translation loss, net of deferred taxes	(239)	(371)
Change in unrealized gain on available-for-sale securities, net of deferred taxes	(706)	(1,781)

Total comprehensive income	$34,994	$39,644

4. EARNINGS PER SHARE

A summary of the calculation of basic and diluted earnings per share (EPS) for the three and six months ended June 30, 2005 and 2004 is as follows:

	For the Three Months Ended June 30, 2005
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS
Income available to common stockholders	$20,719	75,341	$0.28
Effect of Dilutive Securities
Stock options		2,154
Diluted EPS
Income available to common stockholders plus assumed conversions	$20,719	77,495	$0.27

	For the Six Months Ended June 30, 2005
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS
Income available to common stockholders	$35,939	75,543	$0.48
Effect of Dilutive Securities
Stock options		1,894
Diluted EPS
Income available to common stockholders plus assumed conversions	$35,939	77,437	$0.46

	For the Three Months Ended June 30, 2004
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS
Income available to common stockholders	$21,398	79,313	$0.27
Effect of Dilutive Securities
Stock options		2,908
Diluted EPS
Income available to common stockholders plus assumed conversions	$21,398	82,221	$0.26

	For the Six Months Ended June 30, 2004
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS
Income available to common stockholders	$41,796	79,405	$0.53
Effect of Dilutive Securities
Stock options		3,112
Diluted EPS
Income available to common stockholders plus assumed conversions	$41,796	82,517	$0.51

The following options were outstanding during the respective periods shown below, but were not included in the computation of that period’s diluted EPS because the options’ exercise prices were greater than the average market price of the underlying common shares, therefore making them anti-dilutive under the treasury method.

Anti-Dilutive Outstanding Options

Three Months Ended		Six Months Ended
June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
1,414	739	1,437	712

5. SEGMENT INFORMATION

ADTRAN operates in two reportable segments: (1) the Carrier Networks Division and (2) the Enterprise Networks Division. We evaluate the performance of our segments based on gross profit; therefore, selling, general and administrative expenses, as well as research and development expenses, interest income/expense, net realized investment gain/loss, other income/expense, and provision for income taxes are reported on an entity wide basis only. There are no inter-segment revenues.

The following table presents information about the sales and gross profit of our reportable segments for the three and six months ended June 30, 2005 and 2004. Asset information by reportable segment is not reported, since ADTRAN does not produce such information internally.

	Three Months Ended June 30, 2005		Three Months Ended June 30, 2004
	Sales	Gross Profit	Sales	Gross Profit
Carrier Networks	$89,272	$51,370	$86,624	$48,380
Enterprise Networks	29,601	18,176	33,977	20,942

	$118,873	69,546	$120,601	69,322

Selling, general and administrative expenses		24,297		23,545
Research and development expenses		16,367		15,896

Operating income		28,882		29,881

Interest expense		(625)		(644)
Other income, net		2,995		2,463

Income before provision for income taxes		31,252		31,700

Provision for income taxes		(10,533)		(10,302)

Net income		$20,719		$21,398

	Six Months Ended June 30, 2005		Six Months Ended June 30, 2004
	Sales	Gross Profit	Sales	Gross Profit
Carrier Networks	$165,701	$95,538	$164,786	$91,862
Enterprise Networks	57,749	34,236	69,854	42,548

	$223,450	129,774	$234,640	134,410

Selling, general and administrative expenses		47,246		45,385
Research and development expenses		32,710		30,713

Operating income		49,818		58,312

Interest expense		(1,208)		(1,288)
Other income, net		5,843		4,896

Income before provision for income taxes		54,453		61,920

Provision for income taxes		(18,514)		(20,124)

Net income		$35,939		$41,796

The table below presents sales information by geographic region for the three and six months ended June 30, 2005 and 2004.

Sales by Geographic Region

	Three Months Ended
	June 30, 2005	June 30, 2004
United States	$103,282	$111,477
Foreign	15,591	9,124

Total	$118,873	$120,601

	Six Months Ended
	June 30, 2005	June 30, 2004
United States	$199,869	$220,217
Foreign	23,581	14,423

Total	$223,450	$234,640

Sales by Product

The Digital Business Transport (DBT)/Total Reach® category is comprised of revenue from ISDN and DDS transport and connectivity products sold to carrier and enterprise customers. The High-bit-rate Digital Subscriber Line (HDSL)/T1 category is comprised of revenue from HDSL related carrier products and T1 CSU/DSU enterprise products. The Systems category includes revenue from Total Access narrow band products, M-13 multiplexers, integrated access devices, Digital Subscriber Lines Access Multiplexer (DSLAM) products, optical access products and NetVanta products comprised of access routers, ethernet switches, Virtual Private Network (VPN) products and other access products.

The table below presents sales information by product for the three and six months ended June 30, 2005 and 2004.

	Three Months Ended
	June 30, 2005	June 30, 2004
Digital Business Transport (DBT)/Total Reach®	$2,405	$6,357
High-bit-rate Digital Subscriber Line (HDSL)/T1	53,630	54,660
Systems	62,838	59,584

Total	$118,873	$120,601

	Six Months Ended
	June 30, 2005	June 30, 2004
Digital Business Transport (DBT)/Total Reach®	$5,614	$12,407
High-bit-rate Digital Subscriber Line (HDSL)/T1	98,767	107,693
Systems	119,069	114,540

Total	$223,450	$234,640

6. LIABILITY FOR WARRANTY RETURNS

ADTRAN’s products generally include warranties of one to ten years for product defects. ADTRAN accrues for warranty returns at the cost to repair or replace the defective products at the time revenue is recognized. ADTRAN engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers. Our warranty obligation is affected by product failure rates, material usage and other rework costs incurred in correcting a product failure. The liability for warranty returns totaled $1,558 and $1,560 at June 30, 2005 and December 31, 2004, respectively. These liabilities are included in accrued expenses in the accompanying consolidated balance sheets.

Six months ended June 30, 2005

	Balance at December 31, 2004	Charged (Credited) to Costs & Expenses	Deductions	Balance at June 30, 2005
Warranty liability	$1,560	$1,050	$(1,052)	$1,558

7. STOCK-BASED COMPENSATION

ADTRAN applies Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plans. Had compensation cost for ADTRAN’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed in Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, net income and earnings per share would have been reduced to the pro forma amounts indicated below:

Pro Forma Net Income & Earnings Per Share

	Three Months Ended
	June 30, 2005	June 30, 2004
Net income – as reported	$20,719	$21,398
Less: stock-based compensation expense, net of tax	(2,039)	(3,405)

Net income – pro forma	$18,680	$17,993

Earnings per share:
Basic-as reported	$0.28	$0.27
Basic-pro forma	$0.25	$0.23
Diluted-as reported	$0.27	$0.26
Diluted-pro forma	$0.24	$0.22

	Six Months Ended
	June 30, 2005	June 30, 2004
Net income – as reported	$35,939	$41,796
Less: stock-based compensation expense, net of tax	(4,270)	(6,811)

Net income – pro forma	$31,669	$34,985

Earnings per share:
Basic-as reported	$0.48	$0.53
Basic-pro forma	$0.42	$0.44
Diluted-as reported	$0.46	$0.51
Diluted-pro forma	$0.41	$0.42

The pro forma amounts reflected above are not representative of the effects on reported net income in future years because, in general, the options granted typically do not vest for several years and additional awards are made each year. The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Expected dividend yield	1.79%	1.08%	1.82%	0.97%
Expected life (years)	5.00	5.00	5.00	5.00
Expected volatility	56.0%	55.9%	57.0%	55.9%
Risk-free interest rate	3.90%	3.45%	3.88%	3.25%

8. STOCKHOLDERS’ EQUITY

A summary of the changes in stockholders’ equity for the six months ended June 30, 2005 is as follows:

Stockholders’ Equity
Balance, December 31, 2004	$466,637
Net income	35,939
Dividend payments	(12,140)
Change in unrealized gain on marketable securities (net of deferred taxes)	(706)
Unrealized foreign currency translation (net of deferred taxes)	(239)
Exercise of stock options	1,579
Income tax benefit from exercise of non-qualified stock options	440
Purchase of treasury stock	(20,737)

Balance, June 30, 2005	$470,773

On January 24, 2005 the board of directors declared a quarterly cash dividend of $0.08 per common share paid on February 16, 2005 to stockholders of record at the close of business on February 4, 2005. The quarterly dividend payment was $6,114.

On April 19, 2005 the board of directors declared a quarterly cash dividend of $0.08 per common share paid on May 19, 2005 to stockholders of record at the close of business on May 5, 2005. The quarterly dividend payment was $6,026.

On July 18, 2005 the board of directors declared a quarterly cash dividend of $0.09 per common share to be paid to stockholders of record at the close of business on August 5, 2005. The payment date of the quarterly dividend will be August 19, 2005. The quarterly dividend payment will be approximately $6,786.

ADTRAN issued 137 shares of treasury stock to fulfill stock option exercises during the six months ended June 30, 2005. The stock options had exercise prices ranging from $8.685 to $19.50. ADTRAN received proceeds totaling $1,579 from the exercise of these stock options during the six months ended June 30, 2005.

ADTRAN repurchased 1,154 shares of its common stock through open market purchases at a total cost of $20,737 during the six months ended June 30, 2005 and has the authority to purchase an additional 4,847 shares.

9. RECENTLY ISSUED ACCOUNTING STANDARDS

On October 22, 2004, the American Jobs Creation Act of 2004 was signed into law. This legislation repeals export tax benefits, which have historically reduced our effective tax rate. This legislation transitions the repeal by allowing 100 percent of 2004, 80 percent of 2005 and 60 percent of 2006 export benefits. The legislation also transitions in a new tax deduction for a portion of domestic manufacturing expenditures, which will benefit ADTRAN. The legislation did not have a material effect on our 2004 tax expense. ADTRAN expects the net effect of the phase out of the extra-territorial income (ETI) and phase in of this new deduction to result in a decrease of 0.50% to 0.75% in the effective tax rate for 2005.

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

In December 2004, the FASB issued SFAS No. 123R, Accounting for Stock Based Compensation. SFAS No. 123R revises the guidance in SFAS No. 123 and supersedes APB 25 and its related implementation guidance. SFAS No. 123R focuses primarily on the accounting for share-based payments to employees in exchange for services, and it requires a public entity to measure and recognize compensation cost for these payments. SFAS No. 123R is effective for the first fiscal year beginning after June 15, 2005, and is required to be adopted by ADTRAN effective January 1, 2006. SFAS No. 123R requires ADTRAN to recognize the cost of employee services received in exchange for its equity instruments. Currently, in accordance with APB 25, we record the intrinsic value of stock-based compensation as expense. Accordingly, no compensation expense is currently recognized for fixed stock option plans, as the exercise price equals the stock price on the date of grant. Under SFAS No. 123R, ADTRAN will be required to measure compensation expense over the options’ vesting period based on the stock options’ fair value at the date the options are granted. SFAS No. 123R allows for the use of the Black-Scholes or a lattice option-pricing model to value such options.

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

In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets – An Amendment of APB Opinion No. 29. SFAS No. 153 eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Non-monetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for periods beginning after June 15, 2005, and is required to be adopted by ADTRAN effective July 1, 2005. We do not expect SFAS No. 153 to have a material impact on our consolidated results of operations or financial condition.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS 154 replaces APB No. 20 and SFAS No. 3. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impractical and for reporting a change when retrospective application is impractical. SFAS No. 154 also addresses the reporting of an error by restating previously issued financial statements. SFAS No. 154 becomes effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. ADTRAN will adopt this pronouncement effective January 1, 2006.

10. RELATED PARTY TRANSACTIONS

We employ the law firm of our director emeritus for legal services. All bills for services rendered by this firm are reviewed and approved by our chief financial officer. We believe that the fees for such services are comparable to those charged by other firms for services rendered to us. We paid $61 and $60 during the six months ended June 30, 2005 and 2004, respectively, for legal services rendered.

One of our non-employee directors is the Vice Chairman – Planning and Administration, of one of our significant customers who is also a vendor. In the normal course of business, we receive payments from and make payments to this customer. For the six months ended June 30, 2005 and 2004 we received payments, directly and indirectly, from this customer in the amount of approximately $10,056 and $12,700, respectively, for products supplied to this customer. In addition, for the six months ended June 30, 2005 and 2004, we paid to this customer $256 and $323, respectively, for services provided to us.

11. COMMITMENTS AND CONTINGENCIES

We have certain contingent liabilities from time to time from litigation for employment or other matters arising in the normal course of business. Although the outcome of any litigation can never be certain, it is our opinion that the outcome of such contingencies will not materially affect our business, operations, financial condition or cash flows.

We have committed to invest up to an aggregate of $7,850 in two private equity funds, of which $3,461 has been invested to date. The duration of each of these commitments is five years with $1,010 expiring in 2005 and $3,379 expiring in 2007.

12. SUBSEQUENT EVENTS

On July 18, 2005, ADTRAN announced that its board of directors declared an increased quarterly cash dividend of $0.09 per common share to be paid to stockholders of record at the close of business on August 5, 2005. The payment date will be August 19, 2005. The quarterly dividend payment will be approximately $6,786. The board of directors presently anticipates that it will declare a regular quarterly dividend so long as the present tax treatment of dividends exists and adequate levels of liquidity are maintained.

Also on July 18, 2005, ADTRAN announced that Mark C. Smith, our current Chairman of the Board and Chief Executive Officer, will retire as Chief Executive Officer of ADTRAN effective on his 65th birthday on September 10, 2005. Mr. Smith will remain as the non-executive Chairman of the Board. ADTRAN also announced that Howard A. Thrailkill, ADTRAN’s President, Chief Operating Officer and a director of ADTRAN, will retire from each of these positions effective September 10, 2005. The Board of Directors of ADTRAN appointed Thomas R. Stanton as Chief Executive Officer of ADTRAN, effective September 10, 2005, and Danny J. Windham as President, Chief Operating Officer and Secretary of ADTRAN, effective September 10, 2005. The Board of Directors also elected Mr. Stanton as a member of the Board of Directors, effective September 10, 2005, to fill the vacancy created by Mr. Thrailkill’s retirement.

In connection with his retirement, ADTRAN has entered into a letter agreement with Mr. Thrailkill that provides that he will remain employed by ADTRAN through October 31, 2005. During this period, Mr. Thrailkill will be available to ADTRAN for advice and for special projects. On July 18, 2005, the

Compensation Committee of the Board of Directors approved the acceleration of the vesting of options held by Mr. Thrailkill exercisable for 27,500 shares of ADTRAN’s common stock. In accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, ADTRAN will recognize compensation expense equal to the difference in the option price on the date of accelerated vesting over the option price on the date of original grant. ADTRAN will record a charge of $409,000 ($279,000 net of tax) in the three-month period ending September 30, 2005 for this transaction.

Date of original grant	Number of shares subject to accelerated vesting	Original Vesting Date	Option Exercise Price	Price on date of vest
10/16/2002	27,500	10/16/2006	$10.50	$25.36

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of ADTRAN. ADTRAN and its representatives may from time to time make written or oral forward-looking statements, including statements contained in this report, our other filings with the Securities and Exchange Commission (SEC) and in our reports to our stockholders. Generally, the words, “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “may,” “could” and similar expressions identify forward-looking statements. We caution you that any forward-looking statements made by us or on our behalf are subject to uncertainties and other factors that could cause such statements to be wrong. Some of these uncertainties and other factors are listed below. They have been discussed in our most recent Form 10-K filed on March 11, 2005 with the SEC. Though we have attempted to list comprehensively these important factors, we caution investors that other factors may prove to be important in the future in affecting our operating results. New factors emerge from time to time, and it is not possible for us to predict all of these factors, nor can we assess the impact each factor or combination of factors may have on our business.

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

The following are some of the risks that could affect our financial performance or could cause actual results to differ materially from those expressed or implied in our forward-looking statements:

•	We must continue to update and improve our products and develop new products in order to compete and to keep pace with improvements in telecommunications technology.

•	We do not engage in long-term research and development processes, and as a consequence may miss certain market opportunities enjoyed by larger companies with substantially greater research and development efforts.

•	Our dependence on a limited number of suppliers may prevent us from delivering our products on a timely basis, which could have a material adverse effect on customer relations and operating results.

•	Our dependence on subcontractors located in Asia may result in reduced control over product quality, delayed delivery of products, increased material cost from excess/obsolete material, and/or increased manufacturing costs, each of which could negatively affect customer relations and operating results.

•	The decision of foreign countries to no longer base their currency value on the U.S. Dollar could cause exports to increase in cost over time and negatively affect operating results.

•	We compete in markets that have become increasingly competitive, which may result in reduced gross profit margins and market share.

•	We depend heavily on sales to certain customers; the loss of any of these customers would significantly reduce our revenues and net income.

•	The lengthy approval process required by Incumbent Local Exchange Carriers (ILECs) and other carriers could result in fluctuations in our revenues.

•	Consolidation and deterioration in the competitive service provider market could result in a significant decrease in our revenue.

•	Increased sales volume in international markets could result in increased costs or loss of revenue due to factors inherent in these markets.

•	Our success depends on our ability to reduce the selling prices of succeeding generations of our products.

•	Our failure to maintain rights to intellectual property used in our business could adversely affect the development, functionality and commercialization of our products.

•	Our success depends on attracting and retaining key personnel.

•	The price of our common stock has been volatile and may continue to fluctuate significantly.

The foregoing list of risks is not exclusive.

OVERVIEW

ADTRAN designs, develops, manufactures, markets, and services a broad range of high-speed network access products utilized by providers of telecommunications services and enterprise end-users. We currently sell our products to a large number of carriers, including the four largest U.S. telecommunications providers, and to private and public enterprises worldwide.

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

On July 18, 2005, ADTRAN announced that Mark C. Smith, our current Chairman of the Board and Chief Executive Officer, will retire as Chief Executive Officer effective on his 65th birthday on September 10, 2005. Mr. Smith will remain as the non-executive Chairman of the Board. ADTRAN also announced that Howard A. Thrailkill, ADTRAN’s President, Chief Operating Officer and a director of ADTRAN, will retire from each of these positions effective September 10, 2005.

Also on July 18, 2005, the Board of Directors of the Company appointed Thomas R. Stanton as Chief Executive Officer of ADTRAN, effective September 10, 2005, and Danny J. Windham as President, Chief Operating Officer and Secretary of ADTRAN, effective September 10, 2005. The Board of Directors also elected Mr. Stanton as a member of the Board of Directors, effective September 10, 2005, to fill the vacancy created by Mr. Thrailkill’s retirement.

ADTRAN’s sales and earnings for the second quarter and six months ended June 30, 2005 decreased from those for the second quarter and six months ended June 30, 2004. The decrease in sales and earnings for the three and six month periods ended June 30, 2005 is primarily attributable to a decrease in sales of our HDSL/T1 products and DBT/Total Reach products, partially offset by increased sales of our System products. The decrease in DBT/Total Reach sales is the result of newer and higher-speed technologies replacing the lower-speed technology of ISDN and DDS products. DBT/Total Reach is a declining market, which is being replaced by our higher-speed DSL technology. The increase in Systems products sales is due to increased shipments of NetVanta and optical access products. The increase in gross profit for the three and six month periods ended June 30, 2005, as a percentage of sales, is primarily related to continuing improvements in manufacturing efficiencies, the timing differences between the recognition of cost reductions and the lowering of product selling cost, and the sales of higher margin new products.

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

•	We review customer contracts to determine if all of the requirements for revenue recognition have been met prior to recording revenues from sales transactions. We generally record sales revenue upon shipment of our products, net of any discounts, since: (i) we generally do not have significant post-delivery obligations, (ii) the product price is fixed or determinable, (iii) collection of the resulting receivable is probable, and (iv) product returns are reasonably estimable. We generally ship products upon receipt of a purchase order from a customer. We evaluate shipping terms and we record revenue on products shipped in accordance with the applicable terms of each respective contract, generally FOB shipping point. In the case of consigned inventory, revenue is recognized when the customer assumes the risks and rewards of ownership of the product. We record revenue associated with installation services when the installation and all contractual obligations are complete. When contracts include both installation and product sales, the installation is considered as a separate deliverable item. Either the purchaser, ADTRAN, or a third party can perform installation of our products.

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

Prior to accepting a new customer, we perform a detailed credit review of the customer. Credit limits are established for each new customer based on the results of this credit review. Payment terms are established for each new customer, and collection experience is reviewed periodically in order to determine if the customer’s payment terms and credit limits need to be revised. We maintain allowances for doubtful accounts for losses resulting from the inability of our customers to make required payments. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, we may be required to make additional allowances. If circumstances change with regard to individual receivable balances that have previously been determined to be uncollectible (and for which a specific reserve has been established), a reduction in our allowance for doubtful accounts may be required. Our allowance for doubtful accounts was $0.3 million and $0.4 million at June 30, 2005 and December 31, 2004, respectively.

•	We carry our inventory at the lower of cost or market, with cost being determined using the first-in, first-out method. We use standard costs for material, labor, and manufacturing overhead to value our inventory. Our standard costs are updated on a monthly basis and any variances are expensed in the current period; therefore, our inventory costs approximate actual costs at the end of each reporting period. We write down our inventory for estimated obsolescence or unmarketable inventory by an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, we may be required to make additional inventory write-downs. Our reserve for excess and obsolete inventory was $4.9 million and $4.8 million at June 30, 2005 and December 31, 2004, respectively.

•	The objective of our short-term investment policy is to preserve principal and maintain adequate liquidity with appropriate diversification, while emphasizing market returns on our monetary assets. The objective of our long-term investment policy is principal preservation and total return; that is, the aggregate return from capital appreciation, dividend income, and interest income. These objectives are achieved through investments with appropriate diversification in fixed and variable rate income securities, public equity, and private equity portfolios. We have experienced significant volatility in the market prices of our publicly traded equity investments. These investments are recorded on the consolidated balance sheets at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss), net of tax. The ultimate realized value on these equity investments is subject to market price volatility until they are sold.

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

•	We estimate our income tax provision or benefit in each of the jurisdictions in which we operate, including estimating exposures related to examinations by taxing authorities. We also make judgments regarding the realization of deferred tax assets. The carrying value of our net deferred tax assets is based on our belief that it is more likely than not that we will generate sufficient future taxable income in certain jurisdictions to realize these deferred tax assets. A valuation allowance has been established for deferred tax assets which we do not believe meet the more-likely-than-not criteria established by SFAS No. 109, Accounting for Income Taxes. Our estimates regarding future taxable income and income tax provision or benefit may vary due to changes in market conditions, changes in tax laws, or other factors. If our assumptions, and consequently our estimates, change in the future, the valuation allowances we have established may be increased or decreased, impacting future income tax expense.

•	We estimate our cost to repair or replace defective products at the time revenue is recognized and include this cost in cost of goods sold in our consolidated statements of income. Our products generally include warranties of one to ten years for product defects. The liability for warranty returns totaled $1.6 million both at June 30, 2005 and December 31, 2004. These liabilities are included in accrued expenses in the accompanying consolidated balance sheets. Our estimates regarding future warranty obligations may change due to product failure rates, shipment volumes, and other rework costs incurred in correcting a product failure. If our estimates change, the liability for warranty returns may be increased or decreased, impacting future cost of goods sold.

RESULTS OF OPERATIONS – THREE AND SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2004

SALES

ADTRAN’s sales decreased 1.4% from $120.6 million in the three months ended June 30, 2004 to $118.9 million in the three months ended June 30, 2005. Sales decreased 4.8% from $234.6 million in the six months ended June 30, 2004 to $223.5 million in the six months ended June 30, 2005. The decrease in overall sales is primarily attributable to a decrease in sales of our HDSL/T1 products and DBT/Total Reach products, partially offset by growth in Systems revenue. For the three months ended June 30, 2005, Systems revenue was a record $62.8 million, compared to $59.6 million in the second quarter of 2004, primarily due to an increase in DSLAM, optical access, and NetVanta product revenues, partially offset by a decline in integrated access device revenues. Systems revenue, as a percentage of total sales, increased from 48.8% for the six months ended June 30, 2004 to 53.3% for the six months ended June 30, 2005.

Carrier Networks sales increased 3.1% from $86.6 million in the three months ended June 30, 2004 to $89.3 million in the three months ended June 30, 2005, and remained relatively stable at $164.8 million in the six months ended June 30, 2004 compared to $165.7 million in the six months ended June 30, 2005. The quarter-over-quarter increase in Carrier Networks sales is primarily attributable to an increase in Systems revenue, partially offset by a decrease in DBT/Total Reach revenue. Carrier Networks sales as a percentage of total sales increased from 71.8% in the three months ended June 30, 2004 to 75.1% in the three months ended June 30, 2005, and increased from 70.2% in the six months ended June 30, 2004 to 74.1% in the six months ended June 30, 2005.

Enterprise Networks sales decreased 12.9% from $34.0 million in the three months ended June 30, 2004 to $29.6 million in the three months ended June 30, 2005, and decreased 17.3% from $69.9 million in the six months ended June 30, 2004 to $57.7 million in the six months ended June 30, 2005. The decrease in Enterprise Networks sales is primarily attributable to a decline in sales of DBT/Total Reach products and integrated access devices, partially offset by an increase in NetVanta product revenues. Enterprise Networks sales as a percentage of total sales decreased from 28.2% for the three months ended June 30, 2004 to 24.9% for the three months ended June 30, 2005, and decreased from 29.8% for the six months ended June 30, 2004 to 25.8% for the six months ended June 30, 2005.

Foreign sales increased 70.9% from $9.1 million in the three months ended June 30, 2004 to $15.6 million in the three months ended June 30, 2005, and increased 63.5% from $14.4 million in the six months ended June 30, 2004 to $23.6 million in the six months ended June 30, 2005. Foreign sales, as a percentage of total sales, increased from 7.6% for the three months ended June 30, 2004 to 13.1% for the three months ended June 30, 2005, and increased from 6.1% for the six months ended June 30, 2004 to 10.6% for the six months ended June 30, 2005. The increase in foreign sales is primarily attributable to an overall increase in demand in Australia and Canada, and strengthening sales of Systems products to carriers in the foreign markets.

COST OF SALES

As a percentage of sales, cost of sales decreased from 42.5% in the three months ended June 30, 2004 to 41.5% in the three months ended June 30, 2005, and decreased from 42.7% in the six months ended June 30, 2004 to 41.9% in the six months ended June 30, 2005. This decrease in cost of sales as a percentage of sales is primarily related to manufacturing efficiencies, the timing differences between the recognition of cost reductions and the lowering of product selling prices, and sales of higher margin new products.

Carrier Networks cost of sales, as a percent of division sales, decreased from 44.2% in the three months ended June 30, 2004 to 42.4% in the three months ended June 30, 2005 and decreased from 44.3% in the six months ended June 30, 2004 to 42.4% in the six months ended June 30, 2005. The decreases in cost of sales as a percentage of sales are primarily related to manufacturing efficiencies, the timing differences between the recognition of cost reductions and the lowering of product selling prices, and the sales of higher margin new products. Enterprise Networks cost of sales, as a percent of division sales, increased from 38.4% in the three months ended June 30, 2004 to 38.6% in the three months ended June 30, 2005 and increased from 39.1% in the six months ended June 30, 2004 to 40.5% in the six months ended June 30, 2005. The increase in Enterprise Networks cost of sales, as a percentage of sales, is primarily related to lower net selling prices of traditional products, partially offset by increased sales of higher margin new products.

An important part of ADTRAN’s strategy is to reduce the product cost of each succeeding product generation and then to lower the product’s price based on the cost savings achieved. This strategy, as described above, sometimes results in variations in ADTRAN’s gross profit margin from quarter to quarter, due to timing differences between the recognition of cost reductions and the lowering of product selling prices. In view of the rapid pace of new product introductions by ADTRAN, it is difficult to predict the gross margin for any particular financial period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased 3.2% from $23.5 million in the three months ended June 30, 2004 to $24.3 million in the three months ended June 30, 2005 and increased 4.1% from $45.4 million in the six months ended June 30, 2004 to $47.2 million in the six months ended June 30, 2005. The increase in selling, general and administrative expenses is primarily related to increased selling expenses and insurance cost. In the three and six months ended June 30, 2004, ADTRAN recorded $977,000 of bad debt expense primarily related to financial difficulties at a former integrated access device customer who ceased business during the second quarter of 2004. No bad debt expense was recorded in this same period in 2005.

Selling, general and administrative expenses as a percentage of sales increased from 19.5% in the three months ended June 30, 2004 to 20.4% in the three months ended June 30, 2005 and increased from 19.3% in the six months ended June 30, 2004 to 21.1% in the six months ended June 30, 2005. Selling, general and administrative expenses as a percent of sales will fluctuate whenever there is a significant fluctuation in revenues during the periods being compared.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased 3.0% from $15.9 million in the three months ended June 30, 2004 to $16.4 million in the three months ended June 30, 2005 and increased 6.5% from $30.7 million in the six months ended June 30, 2004 to $32.7 million in the six months ended June 30, 2005. The increase in research and development expense is primarily related to new product approvals and development activities. As a percentage of sales, research and development expenses increased from 13.2% in the three months ended June 30, 2004 to 13.8% in the three months ended June 30, 2005 and increased from 13.1% in the six months ended June 30, 2004 to 14.6% in the six months ended June 30, 2005. Research and development expenses as a percent of sales will fluctuate whenever there is a significant fluctuation in revenues during the periods being compared.

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

INTEREST INCOME

Interest income increased 26.2% from $1.9 million in the three months ended June 30, 2004 to $2.3 million in the three months ended June 30, 2005 and increased 7.1% from $4.1 million in the six months ended June 30, 2004 to $4.3 million in the six months ended June 30, 2005. This increase is primarily related to increasing interest rates and the continuing realignment of our investment portfolio resulting in additional interest income.

INTEREST EXPENSE

Interest expense remained relatively stable at $625,000 and $644,000 in the three months ended June 30, 2005 and 2004, respectively, and remained relatively stable at $1.2 million and $1.3 million in the six months ended June 30, 2005 and June 30, 2004, respectively.

NET REALIZED INVESTMENT GAIN (LOSS)

Net realized investment gain (loss) increased from $71,000 in the three months ended June 30, 2004 to $259,000 in the three months ended June 30, 2005 and changed from a net realized loss of $55,000 in the six months ended June 30, 2004 to a net realized gain of $740,000 in the six months ended June 30, 2005. This increase was primarily the result of the sale of public equity securities associated with the realignment of our investment portfolio.

OTHER INCOME, NET

Other income, net, comprised primarily of miscellaneous income, gains and losses on foreign currency transactions and scrap raw material sales, decreased from $530,000 in the three months ended June 30, 2004 to $387,000 in the three months ended June 30, 2005 and decreased from $891,000 in the six months ended June 30, 2004 to $755,000 in the six months ended June 30, 2005. The three and six month periods ended June 30, 2005 include a one-time $196,000 payment received from a customer as settlement for cancellation of an order.

INCOME TAXES

Our effective tax rate increased from 32.5% in the three months ended June 30, 2004 to 33.7% in the three months ended June 30, 2005 and increased from 32.5% in the six months ended June 30, 2004 to 34.0% in the six months ended June 30, 2005. This increase is primarily related to a higher mix of taxable income and lower research and development tax credits and economic incentive credits as a percent of taxable income.

NET INCOME

As a result of the above factors, net income decreased $679,000 from $21.4 million in the three months ended June 30, 2004 to $20.7 million in the three months ended June 30, 2005 and decreased $5.9 million from $41.8 million in the six months ended June 30, 2004 to $35.9 million in the six months ended June 30, 2005. As a percentage of sales, net income decreased from 17.7% in the three months ended June 30, 2004 to 17.4% in the three months ended June 30, 2005 and decreased from 17.8% in the six months ended June 30, 2004 to 16.1% in the six months ended June 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Fifty million dollars of the expansion of Phase III of our corporate headquarters was approved for participation in an incentive program offered by the Alabama State Industrial Development Authority (the “Authority”). Pursuant to the program, on January 13, 1995, the Authority issued $20.0 million of its taxable revenue bonds and loaned the proceeds from the sale of the bonds to ADTRAN. The bonds were originally purchased by AmSouth Bank of Alabama, Birmingham, Alabama, (the “Bank”). Wachovia Bank, N.A., Nashville, Tennessee (formerly First Union National Bank of Tennessee, Nashville, Tennessee) (the “Bondholder”) purchased the original bonds from the Bank and made further advances to the Authority, bringing the total amount outstanding to $50.0 million. The incentive program enables participating companies to generate Alabama corporate income tax credits that can be used to reduce the amount of Alabama corporate income taxes that would otherwise be payable. We cannot be certain that the state of Alabama will continue to make these corporate income tax credits available in the future; and therefore, we may not realize the full benefit of these incentives. Through June 30, 2005, the Authority had issued $50.0 million of its taxable revenue bonds pursuant to the incentive program and loaned the proceeds from the sale of the bonds to ADTRAN. We are required to make payments to the Authority in the amounts necessary to pay the principal of and interest on the Authority’s Taxable Revenue Bond, Series 1995, as amended, currently outstanding in the aggregate principal amount of $50.0 million. The bond matures on January 1, 2020, and bears interest at the rate of 5% per annum. Included in long-term investments are $50.0 million of restricted funds, which is a collateral deposit against the principal amount of this bond. In conjunction with this program, we are eligible to receive certain economic incentives from the state of Alabama that reduce the amount of payroll withholdings that we are required to remit to the state for those employment positions that qualify under the program.

In July 2003, our board of directors elected to begin declaring quarterly dividends on our common stock, and anticipates that it will declare a regular quarterly dividend so long as the present tax treatment of dividends exists and adequate levels of liquidity are maintained. The board declared a quarterly cash dividend on January 24, 2005 of $0.08 per common share to be paid to stockholders of record at the close of business on February 4, 2005, with a payment date of February 16, 2005. The quarterly dividend payment was approximately $6.1 million. On April 18, 2005, the board of directors declared a quarterly cash dividend of $0.08 per common share to be paid to stockholders of record at the close of business on

May 5, 2005, with a payment date of May 19, 2005. The quarterly dividend payment was approximately $6.0 million. On July 18, 2005, the board of directors declared an increased quarterly cash dividend of $0.09 per common share to be paid to stockholders of record at the close of business on August 5, 2005. The payment date will be August 19, 2005. The quarterly dividend payment will be approximately $6.8 million.

Our working capital, which consists of current assets less current liabilities, increased 5.6% from $266.4 million as of December 31, 2004 to $281.2 million as of June 30, 2005. The quick ratio, defined as cash, cash equivalents, short-term investments, and net accounts receivable, divided by current liabilities, decreased from 6.83 as of December 31, 2004 to 5.61 as of June 30, 2005. The current ratio, defined as current assets divided by current liabilities, decreased from 8.40 as of December 31, 2004 to 6.94 as of June 30, 2005. These liquidity ratios have remained relatively stable with fluctuations primarily related to the change in our income tax position. As of December 31, 2004, we had an income tax receivable of $2.4 million. This income tax receivable was primarily related to amended tax filings for additional federal research and development tax credits. These refunds were received during the first quarter of 2005. As of June 30, 2005 we had an income tax payable of $1.6 million.

At June 30, 2005, our cash on hand of $53.4 million and short-term investments of $148.0 million placed our short-term liquidity in cash, cash equivalents, and short-term investments at $201.4 million. At December 31, 2004, our cash on hand of $57.6 million and short-term investments of $124.8 million placed our short-term liquidity in cash, cash equivalents, and short-term investments at $182.4 million.

We receive an income tax deduction for the difference between the exercise price and the market price of non-qualified stock options upon exercise by employees. We recorded $440,000 and $2.5 million during the six months ended June 30, 2005 and 2004, respectively, as an income tax deduction for the difference between the option exercise price and the market price of our stock for non-qualified stock option exercises.

At June 30, 2005, our long-term investments decreased by 5.9% to $157.7 million from $167.6 million at December 31, 2004. This decrease is primarily attributable to the sale of long-term investments, and the movement of bonds maturing within one year from long-term investments to short-term investments. Long-term investments at June 30, 2005 and December 31, 2004 include a restricted balance of $50.0 million related to our revenue bonds, as discussed above. We intend to finance our operations and capital requirements in the future with cash flow from operations and, if necessary, use of our investment portfolio. We believe these available sources of funds to be adequate to meet our operating and capital needs for the foreseeable future.

Net accounts receivable remained stable from December 31, 2004 to June 30, 2005. Our allowance for doubtful accounts also remained relatively stable at $349,000 and $361,000 at June 30, 3005 and December 31, 2004, respectively. Quarterly accounts receivable days sales outstanding decreased 7 days from 56 days as of December 31, 2004 to 49 days as of June 30, 2005. Quarterly inventory turnover increased from 4.29 turns as of December 31, 2004 to 4.53 turns as of June 30, 2005.

Accounts payable increased 35.8% from December 31, 2004 to June 30, 2005 due to a general overall increase in business. Accrued expenses increased 29.1% from December 31, 2004 to June 30, 2005. These increases are primarily related to the variations in the timing of payments. Capital expenditures totaled approximately $5.5 million and $2.8 million for the six months ended June 30, 2005 and 2004, respectively. These expenditures were primarily used to purchase computer hardware, computer software, manufacturing equipment, and test equipment.

During February 2005, with the purchase of 1,000,700 common shares at an average price of $17.96, we completed our April 29, 2004 stock repurchase plan. On February 11, 2005, ADTRAN announced that its board of directors approved the repurchase of up to an additional 5,000,000 shares of its common stock. This plan will be implemented through open market purchases from time to time as conditions warrant. As of June 30, 2005, we had repurchased 1,154,051 shares of our common stock in the first six months of 2005 at a total cost of $20.7 million and had the authority to purchase an additional 4,846,649 shares. No shares were repurchased during the three-month period ending June 30, 2005.

We issued 137,396 shares of treasury stock for $1.6 million during the six months ended June 30, 2005, to accommodate employee stock option exercises. During 2004, we issued 84,794 shares of treasury stock and 357,601 newly issued shares of common stock for an aggregate of $5.6 million to accommodate employee stock option exercises.

We have used, and expect to continue to use, the cash generated from operations for working capital, dividend payments, and other general corporate purposes, including (i) product development activities to enhance our existing products and develop new products and (ii) expansion of sales and marketing activities.

During the six months ended June 30, 2005, there have been no material changes in contractual obligations and commercial commitments from those discussed in our most recent Form 10-K filed on March 11, 2005. We do not have off-balance sheet financing arrangements and have not engaged in any related party transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources. We have committed to invest up to an aggregate of $7.9 million in two private equity funds, of which $3.5 million has been invested to date. The duration of each of these commitments is five years with $1.0 million expiring in 2005 and $3.4 million expiring in 2007.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

On October 22, 2004, the American Jobs Creation Act of 2004 was signed into law. This legislation repeals export tax benefits, which have historically reduced our effective tax rate. This legislation transitions the repeal by allowing 100 percent of 2004, 80 percent of 2005 and 60 percent of 2006 export benefits. The legislation also transitions in a new tax deduction for a portion of domestic manufacturing expenditures, which will benefit ADTRAN. The legislation did not have a material effect on our 2004 tax expense. ADTRAN expects the net effect of the phase out of the extra-territorial income (ETI) and phase in of this new deduction to result in a decrease of 0.50% to 0.75% in the effective tax rate for 2005.

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

In December 2004, the FASB issued SFAS No. 123R, Accounting for Stock Based Compensation. SFAS No. 123R revises the guidance in SFAS No. 123 and supersedes APB 25, and its related implementation guidance. SFAS No. 123R focuses primarily on the accounting for share-based payments to employees in exchange for services, and it requires a public entity to measure and recognize compensation cost for these payments. SFAS No. 123R is effective for fiscal years beginning after June 15, 2005, and is required to be adopted by ADTRAN effective January 1, 2006. SFAS No. 123R requires ADTRAN to recognize the cost of employee services received in exchange for its equity instruments. Currently, in accordance with APB 25, we record the intrinsic value of stock-based compensation as expense. Accordingly, no compensation expense is currently recognized for fixed stock option plans, as the exercise price equals the stock price on the date of grant. Under SFAS No. 123R, ADTRAN will be required to measure compensation expense over the options’ vesting period based on the stock options’ fair value at the date the options are granted. SFAS No. 123R allows for the use of the Black-Scholes or a lattice option-pricing model to value such options.

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

In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets – An Amendment of APB Opinion No. 29. SFAS No. 153 eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Non-monetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for periods beginning after June 15, 2005, and is required to be adopted by ADTRAN effective July 1, 2005. We do not expect SFAS No. 153 to have a material impact on our consolidated results of operations or financial condition.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS 154 replaces APB No. 20 and SFAS No. 3. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impractical and for reporting a change when retrospective application is impractical. SFAS No. 154 also addresses the reporting of an error by restating previously issued financial statements. SFAS No. 154 becomes effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. ADTRAN will adopt this pronouncement effective January 1, 2006.

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

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Item 2(a) and (b) are inapplicable.

(c) Stock Repurchases

The following table sets forth ADTRAN’s repurchases of its common stock for the months indicated.

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share		(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – April 30, 2005	—		—		—	4,846,649
May 1 – May 31, 2005	2,822	(2)	$22.50	(2)	—	4,846,649
June 1 – June 30, 2005	—		—		—	4,846,649
Total	2,822		$22.50		—

(1)	On February 11, 2005, ADTRAN announced that its board of directors approved the repurchase of up to 5,000,000 shares of its common stock. This plan will be implemented through open market purchases from time to time as conditions warrant. No shares of common stock were repurchased under this share repurchase plan for the periods indicated.
(2)	Represents shares received by ADTRAN as payment of the exercise price for employee stock options. None of these transactions were made in the open market. The average price paid per share is based on the closing price of the common stock on the Nasdaq National Market on the date of the transaction.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2005 Annual Meeting of Stockholders of ADTRAN was held on May 18, 2005. Proxies with regard to the matters voted upon at the Annual Meeting were solicited under Regulation 14A of the Securities Exchange Act of 1934, as amended. Set forth below is a brief description of each matter voted upon at the Annual Meeting and the results of voting on each such matter.

(a)	Election of each director named below to serve until the next Annual Meeting of Stockholders. There was no solicitation in opposition to any of the nominees listed in the proxy statement, and all of the nominees were elected.

Nominees	Votes
	For	Withheld
Mark C. Smith	55,422,538	15,619,214
Howard A. Thrailkill	55,238,098	15,803,654
Richard A. Anderson	47,205,184	23,836,568
W. Frank Blount	52,456,519	18,585,233
H. Fenwick Huss	69,629,669	1,412,083
William J. Marks	68,330,559	2,711,193
Roy J. Nichols	68,960,682	2,081,070

(b)	Ratification of the appointment of PricewaterhouseCoopers, LLP as ADTRAN’s independent registered public accounting firm for 2005.

Votes
For	Against	Abstain
70,399,142	632,924	9,868

(c)	Approval of the ADTRAN, Inc. 2005 Directors Stock Option Plan to replace the expiring Amended and Restated 1995 Directors Stock Option plan.

Votes
For	Against	Abstain	Broker Non-Votes
35,447,179	22,978,832	29,214	12,586,527

ITEM 6. EXHIBITS

Exhibits.

Exhibit No.	Description
10.1*	Letter agreement between ADTRAN, Inc. and Howard A. Thrailkill dated July 18, 2005 (filed as Exhibit 10.1 to ADTRAN’s Form 8-K on July 18, 2005 and incorporated herein by reference)

10.2*	ADTRAN, Inc. 2005 Directors Stock Option Plan (filed as Exhibit 10.1 to ADTRAN’s Form 8-K on May 20, 2005 and incorporated herein by reference)

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

*	Management contract or compensation plan

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADTRAN, INC.
(Registrant)

Date: August 5, 2005	/s/ James E. Matthews
James E. Matthews
Senior Vice President - Finance and
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1*	Letter agreement between ADTRAN, Inc. and Howard A. Thrailkill dated July 18, 2005 (filed as Exhibit 10.1 to ADTRAN’s Form 8-K on July 18, 2005 and incorporated herein by reference)

10.2*	ADTRAN, Inc. 2005 Directors Stock Option Plan (filed as Exhibit 10.1 to ADTRAN’s Form 8-K on May 20, 2005 and incorporated herein by reference)

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

*	Management contract or compensation plan