Form 10-Q
period 2005-09-30
ADTRAN INC
filed 2005-11-04
CIK 926282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2005

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date:

Class	Outstanding at October 31, 2005
Common Stock, $.01 Par Value	76,098,933 shares

ADTRAN, INC.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2005

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADTRAN, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$70,585	$57,602
Short-term investments	180,758	124,831
Accounts receivable, less allowance for doubtful accounts of $349 and $361 at September 30, 2005 and December 31, 2004, respectively	71,554	63,729
Other receivables	7,260	4,335
Income tax receivable	—	2,442
Inventory, net	53,629	42,316
Prepaid expenses	3,391	2,643
Deferred tax assets	6,091	4,488

Total current assets	393,268	302,386

Property, plant and equipment, net	86,532	89,361
Other assets	1,346	586
Long-term investments	148,620	167,609

Total assets	$629,766	$559,942

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$36,224	$22,856
Unearned revenue	3,728	2,468
Accrued expenses	3,884	2,344
Accrued payroll	8,176	8,347
Income tax payable	11,126	—

Total current liabilities	63,138	36,015

Deferred tax liabilities	3,978	4,825
Other non-current liabilities	5,161	2,465
Bonds payable	50,000	50,000

Total liabilities	122,277	93,305

Commitments and contingencies (see Note 11)

Stockholders’ equity
Common stock, par value $0.01 per share; 200,000 shares authorized; 79,652 shares issued at September 30, 2005 and December 31, 2004	797	797
Additional paid-in capital	138,264	142,243
Accumulated other comprehensive income	4,788	5,235
Retained earnings	447,219	397,228
Less treasury stock at cost: 3,673 shares at September 30, 2005 and 3,238 shares at December 31, 2004	(83,579)	(78,866)

Total stockholders’ equity	507,489	466,637

Total liabilities and stockholders’ equity	$629,766	$559,942

See notes to consolidated financial statements

ADTRAN, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Sales	$149,170	$115,251	$372,620	$349,892
Cost of sales (see Note 1)	59,856	48,869	153,532	149,100

Gross profit	89,314	66,382	219,088	200,792

Selling, general and administrative expenses (see Note 1)	25,011	21,765	72,257	67,150
Research and development expenses	15,087	18,859	47,797	49,572

Operating income	49,216	25,758	99,034	84,070

Interest income	2,505	1,524	6,853	5,585
Interest expense	(693)	(644)	(1,901)	(1,932)
Net realized investment gain	535	646	1,275	590
Other income (expense), net	67	(33)	822	858

Income before provision for income taxes	51,630	27,251	106,083	89,171

Provision for income taxes	(18,615)	(8,500)	(37,129)	(28,624)

Net income	$33,015	$18,751	$68,954	$60,547

Weighted average shares outstanding - basic	75,710	77,778	75,602	78,858

Weighted average shares outstanding - diluted (1)	78,213	80,437	77,675	81,828

Earnings per common share – basic	$0.44	$0.24	$0.91	$0.77

Earnings per common share – diluted (1)	$0.42	$0.23	$0.89	$0.74

Dividends per share (2)	$0.09	$0.08	$0.25	$0.24

(1)	Assumes exercise of dilutive stock options calculated under the treasury method.
(2)	During the three and nine months ended September 30, 2005 ADTRAN declared and paid dividends of $0.09 and $0.25 per common share, respectively. During the three and nine months ended September 30, 2004 ADTRAN declared and paid dividends of $0.08 and $0.24 per common share, respectively.

See notes to consolidated financial statements

ADTRAN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$68,954	$60,547
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,202	11,089
Gain on sale of long-term investments	(1,275)	(590)
(Gain) loss on sale of property, plant and equipment	(2)	7
Stock-based compensation expense	409	—
Deferred income taxes	(3,103)	(5,152)
Income tax benefit from exercise of non-qualified stock options	4,371	2,683
Changes in operating assets and liabilities:
Accounts receivable, net	(7,825)	(11,990)
Other receivables	(2,925)	2,333
Income tax receivable	2,442	8,907
Inventory, net	(11,313)	(3,654)
Prepaid expenses and other assets	(746)	(1,122)
Accounts payable	13,368	(1,599)
Accrued expenses and other liabilities	5,325	(2,913)
Income tax payable	11,126	(145)

Net cash provided by operating activities	89,008	58,401

Cash flows from investing activities:
Purchases of property, plant and equipment	(7,373)	(5,066)
Proceeds from disposition of property, plant and equipment	2	34
Proceeds from maturities of held-to-maturity investments	—	2,305
Proceeds from sales of available-for-sale investments	126,606	103,875
Purchases of available-for-sale investments	(162,765)	(106,813)

Net cash used in investing activities	(43,530)	(5,665)

Cash flows from financing activities:
Proceeds from stock option exercises	10,602	5,046
Purchases of treasury stock	(24,074)	(70,209)
Dividend payments	(18,963)	(18,964)

Net cash used in financing activities	(32,435)	(84,127)

Net increase in cash and cash equivalents	13,043	(31,391)
Effect of exchange rate changes	(60)	(25)

Cash and cash equivalents, beginning of period	57,602	94,048

Cash and cash equivalents, end of period	$70,585	$62,632

See notes to consolidated financial statements

ADTRAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share amounts)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of ADTRAN, Inc. and its subsidiaries (“ADTRAN”) have been prepared pursuant to the rules and regulations for reporting on Quarterly Reports on Form 10-Q. Accordingly, certain information and notes required by generally accepted accounting principles for complete financial statements are not included herein. In the opinion of management, all adjustments necessary for a fair statement of these interim statements have been included and are of a normal and recurring nature. Certain reclassifications, as discussed below, have been made to the 2004 consolidated financial statements in order to conform to the 2005 presentation. These reclassifications had no effect on previously reported net income, cash flows from operations, cash flows from financing activities, or total stockholders’ equity.

Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected to occur for the year ending December 31, 2005. The interim statements should be read in conjunction with the financial statements and notes thereto included in ADTRAN’s Annual Report on Form 10-K for the year ended December 31, 2004.

In the fourth quarter of 2004, ADTRAN concluded it was appropriate to classify our auction rate municipal bonds and variable rate municipal demand notes as current investments. Previously, such investments had been classified as cash and cash equivalents. Accordingly, we revised the classification to report these securities as short-term investments in our consolidated balance sheet as of December 31, 2004. We also made corresponding adjustments to our consolidated statements of cash flows for the year ended December 31, 2004 to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. This change in classification did not affect previously reported cash flows from operations or from financing activities in our previously reported consolidated statement of cash flows, or our previously reported consolidated statement of income for the period. The table below presents the reclassified balances for the nine-month period ended September 30, 2004.

	Nine Months Ended September 30, 2004
	Previously Reported	Reclass Amount	As Reclassified
Purchase of available-for-sale investments	$(63,230)	$(43,583)	$(106,813)
Net cash provided by (used in) investing activities	$37,918	$(43,583)	$(5,665)
Net increase (decrease) in cash and cash equivalents	$12,192	$(43,583)	$(31,391)
Cash and cash equivalents, beginning of period	$132,072	$(38,024)	$94,048
Cash and cash equivalents, end of period	$144,239	$(81,607)	$62,632

In the first quarter of 2005, ADTRAN reclassified certain purchasing costs related to procurement of materials from selling, general and administrative expenses (SG&A) to cost of sales. The table below presents the reclassified cost of sales, gross profit, SG&A expenses and the related adjustment for the three and nine months ended September 30, 2004.

	Three Months Ended September 30, 2004		Nine Months Ended September 30, 2004
	Previously Reported	As Reclassified	Previously Reported	As Reclassified
Cost of sales	$48,439	$48,869	$147,800	$149,100
Gross profit	$66,812	$66,382	$202,092	$200,792
SG&A expenses	$22,195	$21,765	$68,450	$67,150

2. INVENTORY

At September 30, 2005 and December 31, 2004, inventory consisted of the following:

	September 30, 2005	December 31, 2004
Raw materials	$28,331	$24,051
Work in progress	6,671	4,526
Finished goods	23,561	18,558
Inventory reserve	(4,934)	(4,819)

Inventory, net	$53,629	$42,316

3. COMPREHENSIVE INCOME

Comprehensive income consists of net income, unrealized foreign currency translation adjustments (net of deferred taxes) and unrealized gains and losses on marketable securities (net of deferred taxes).

	Nine Months Ended September 30,
	2005	2004
Net income	$68,954	$60,547
Foreign currency translation loss, net of deferred taxes	(60)	(25)
Change in unrealized gain on available-for-sale securities, net of deferred taxes	(387)	(3,256)

Total comprehensive income	$68,507	$57,266

4. EARNINGS PER SHARE

A summary of the calculation of basic and diluted earnings per share (EPS) for the three and nine months ended September 30, 2005 and 2004 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Numerator
Net Income	$33,015	$18,751	$68,954	$60,547

Denominator
Weighted average number of shares - basic	75,710	77,778	75,602	78,858
Effect of dilutive securities – stock options	2,503	2,659	2,073	2,970

Weighted average number of shares - diluted	78,213	80,437	77,675	81,828

Net income per share - basic	$0.44	$0.24	$0.91	$0.77
Net income per share - diluted	$0.42	$0.23	$0.89	$0.74

Anti-dilutive options to purchase common stock outstanding were excluded from the above calculations. Anti-dilutive options totaled 727 and 739 for the three and nine months ended September 30, 2005, respectively. For the three and nine months ended September 30, 2004, anti-dilutive options totaled 739 and 717, respectively.

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

The following table presents information about the sales and gross profit of our reportable segments for the three and nine months ended September 30, 2005 and 2004. Asset information by reportable segment is not reported, since ADTRAN does not produce such information internally.

	Three Months Ended
	September 30, 2005		September 30, 2004
	Sales	Gross Profit	Sales	Gross Profit
Carrier Networks	$113,500	$66,541	$82,456	$46,490
Enterprise Networks	35,670	22,773	32,795	19,892

	$149,170	89,314	$115,251	66,382
Selling, general and administrative expenses		25,011		21,765
Research and development expenses		15,087		18,859

Operating income		49,216		25,758
Interest expense		(693)		(644)
Other income, net		3,107		2,137

Income before provision for income taxes		51,630		27,251
Provision for income taxes		(18,615)		(8,500)

Net income		$33,015		$18,751

	Nine Months Ended
	September 30, 2005		September 30, 2004
	Sales	Gross Profit	Sales	Gross Profit
Carrier Networks	$279,201	$162,068	$247,243	$138,325
Enterprise Networks	93,419	57,020	102,649	62,467

	$372,620	219,088	$349,892	200,792
Selling, general and administrative expenses		72,257		67,150
Research and development expenses		47,797		49,572

Operating income		99,034		84,070
Interest expense		(1,901)		(1,932)
Other income, net		8,950		7,033

Income before provision for income taxes		106,083		89,171
Provision for income taxes		(37,129)		(28,624)

Net income		$68,954		$60,547

Sales by Geographic Region

The table below presents sales information by geographic region for the three and nine months ended September 30, 2005 and 2004.

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
United States	$129,739	$108,370	$329,608	$328,588
Foreign	19,431	6,881	43,012	21,304

Total	$149,170	$115,251	$372,620	$349,892

Sales by Product

The Digital Business Transport, “DBT/Total Reach®” category is comprised of revenue from ISDN and DDS transport and connectivity products sold to carrier and enterprise customers. The High-bit-rate Digital Subscriber Line, “HDSL/T1” category is comprised of revenue from HDSL related carrier products and T1 CSU/DSU enterprise products. The Systems category includes revenue from Total Access narrow band products, M-13 multiplexers, integrated access devices, Digital Subscriber Lines Access Multiplexer (DSLAM) products, optical access products and NetVanta products comprised of access routers, ethernet switches, Virtual Private Network (VPN) products and other access products.

The table below presents sales information by product for the three and nine months ended September 30, 2005 and 2004.

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
DBT/Total Reach®	$3,342	$5,339	$8,956	$17,747
HDSL/T1	65,525	56,390	164,292	164,083
Systems	80,303	53,522	199,372	168,062

Total	$149,170	$115,251	$372,620	$349,892

6. LIABILITY FOR WARRANTY RETURNS

ADTRAN’s products generally include warranties of one to ten years for product defects. ADTRAN accrues for warranty returns at the cost to repair or replace the defective products at the time revenue is recognized. ADTRAN engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers. Our warranty obligation is affected by product failure rates, material usage, field service obligations and other rework costs incurred in correcting product failures. The liability for warranty returns totaled $2,522 and $1,560 at September 30, 2005 and December 31, 2004, respectively. These liabilities are included in accrued expenses in the accompanying consolidated balance sheets.

	Balance at December 31, 2004	Charged to Costs and Expenses	Deductions	Balance at September 30, 2005
Warranty liability	$1,560	$2,372	$(1,410)	$2,522

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income – as reported	$33,015	$18,751	$68,954	$60,547

Plus: stock-based compensation expense included in reported net income, net of tax	266	—	266	—

Less: stock-based compensation expense, net of tax	(1,425)	(3,404)	(5,695)	(10,215)

Net income – pro forma	$31,856	$15,347	$63,525	$50,332

Earnings per share:
Basic-as reported	$0.44	$0.24	$0.91	$0.77
Basic-pro forma	$0.42	$0.20	$0.84	$0.64
Diluted-as reported	$0.42	$0.23	$0.89	$0.74
Diluted-pro forma	$0.41	$0.19	$0.82	$0.62

The pro forma amounts reflected above are not representative of the effects on reported net income in future years because, in general, the options granted typically do not vest for several years, additional awards are made each year, and forfeiture rates and other inputs used to calculate compensation expense for stock option grants may vary on future grant dates. The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Expected dividend yield	1.34%	1.08%	1.53%	1.11%
Expected life (years)	5.00	5.00	5.00	5.00
Expected volatility	56.0%	55.9%	56.4%	55.9%
Risk-free interest rate	4.18%	3.62%	4.06%	3.25%

On July 18, 2005, the Compensation Committee of the Board of Directors approved the acceleration of the vesting of options held by Mr. Howard Thrailkill exercisable for 27,500 shares of ADTRAN’s common stock. In accordance with APB No. 25, ADTRAN recognized compensation expense equal to the difference in the option price on the date of accelerated vesting over the option price on the date of original grant. ADTRAN recorded a charge of $409,000 ($266,000 net of tax) in the three-month period ended September 30, 2005 for these modified option awards.

8. STOCKHOLDERS’ EQUITY

A summary of the changes in stockholders’ equity for the nine months ended September 30, 2005 is as follows:

Stockholders’ Equity
Balance, December 31, 2004	$466,637

Net income	68,954
Dividend payments	(18,963)
Change in unrealized gain on marketable securities (net of deferred taxes)	(387)
Unrealized foreign currency translation (net of deferred taxes)	(60)
Exercise of stock options	10,602
Income tax benefit from exercise of non-qualified stock options	4,371
Stock-based compensation expense	409
Purchases of treasury stock	(24,074)

Balance, September 30, 2005	$507,489

During 2005, ADTRAN has paid cash dividends as follows:

Record Date	Payment Date	Per Share Amount	Total Dividend Paid
February 4, 2005	February 16, 2005	$0.08	$6,114
May 5, 2005	May 19, 2005	$0.08	$6,026
August 5, 2005	August 19, 2005	$0.09	$6,823

ADTRAN issued 852 shares of treasury stock to fulfill stock option exercises during the nine months ended September 30, 2005. The stock options had exercise prices ranging from $16.302 to $32.000. ADTRAN received proceeds totaling $10,602 from the exercise of these stock options during the nine months ended September 30, 2005.

ADTRAN repurchased 1,287 shares of its common stock through open market purchases at a total cost of $24,074 during the nine months ended September 30, 2005 and has the authority to purchase an additional 4,713 shares.

9. RECENTLY ISSUED ACCOUNTING STANDARDS

On October 22, 2004, the American Jobs Creation Act of 2004 was signed into law. This legislation repeals export tax benefits, which have historically reduced our effective tax rate. This legislation transitions the repeal by allowing 100 percent of 2004, 80 percent of 2005 and 60 percent of 2006 export benefits. The legislation also transitions in a new tax deduction for a portion of domestic manufacturing expenditures, which will benefit ADTRAN. The legislation did not have a material effect on our 2004 tax expense. ADTRAN expects the net effect of the phase out of the extra-territorial income (ETI) and phase in of this new deduction to result in a decrease of approximately 0.20% to 0.50% in its effective tax rate for 2005.

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

In December 2004, the FASB issued SFAS No. 123R, Accounting for Stock Based Compensation. SFAS No. 123R revises the guidance in SFAS No. 123 and supersedes APB No. 25 and its related implementation guidance. SFAS No. 123R focuses primarily on the accounting for share-based payments to employees in exchange for services, and it requires a public entity to measure and recognize compensation cost for these payments. SFAS No. 123R is effective for the first fiscal year beginning after June 15, 2005, and is required to be adopted by ADTRAN effective January 1, 2006. SFAS No. 123R requires ADTRAN to recognize the cost of employee services received in exchange for its equity instruments. Currently, in accordance with APB No. 25, we record the intrinsic value of stock-based compensation as expense. Accordingly, no compensation expense is currently recognized for fixed stock option plans, as the exercise price equals the stock price on the date of grant. Under SFAS No. 123R, ADTRAN will be required to measure compensation expense over the options’ requisite service period based on the stock options’ fair value at the date the options are granted. SFAS No. 123R allows for the use of the Black-Scholes or a lattice option-pricing model to value such options.

ADTRAN has determined that it will use the Black-Scholes option-pricing model to calculate the fair value of its options. As allowed by SFAS No. 123R, ADTRAN will elect to use the Modified Prospective Application method, which applies the Statement to new awards and modified awards after the effective date, and to any unvested awards as service is rendered on or after the effective date. For a discussion of our stock-based compensation plans and agreements, see Note 7 in ADTRAN’s Annual Report on Form 10-K for the year ended December 31, 2004. ADTRAN is continuing to evaluate this guidance and the impact it will have on its consolidated results of operations or financial condition.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets – An Amendment of APB Opinion No. 29. SFAS No. 153 eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Non-monetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for periods beginning after June 15, 2005, and was adopted by ADTRAN on July 1, 2005. Adoption of SFAS No. 153 did not have a material impact on our consolidated results of operations or financial condition.

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

On June 8, 2005, the FASB issued FASB Staff Position No. FAS 143-1, Accounting for Electronic Waste Obligations (“FSP FAS 143-1”). This position provides guidance on accounting for electronic equipment waste obligations associated with Directive 2002/96/EC on Waste Electrical and Electronic Equipment (the “Directive”) adopted by the European Union. In particular, the new guidance specifies the appropriate accounting for obligations to dispose of “historical” waste, defined as electronic waste obligations relating to equipment put on the market prior to August 13, 2005. Under the Directive, when historical waste equipment is replaced, the waste management obligation for that equipment may be transferred to the producer of the replacement equipment depending upon the law adopted by the applicable European Union country. In this case, the producer of the new asset should recognize revenue for the total amount received reduced by the fair value of the obligation required for disposal of the replaced asset. The producer of the new asset should derecognize the liability when the obligation is settled. FSP FAS 143-1 is effective for reporting periods ending after June 8, 2005 and was adopted by ADTRAN on July 1, 2005. Adoption of FSP FAS 143-1 did not have a material impact on our consolidated results of operations or financial conditions.

On July 14, 2005 the FASB issued a proposed Interpretation, Accounting for Uncertain Tax Provisions, an Interpretation of FASB Statement 109. This proposed Interpretation would clarify the accounting for uncertain tax positions as described in SFAS No. 109, Accounting for Income Taxes, and would require a company to recognize, in its financial statements, the best estimate of the impact of a tax position only if that position is probable of being sustained on an audit basis solely on the technical merit of the position. On October 10, 2005, the FASB confirmed that the guidance in this proposed Interpretation has been delayed and will not be finalized before the first quarter of 2006. ADTRAN will continue to monitor this guidance and the impact it might have on its consolidated results of operations or financial condition.

10. RELATED PARTY TRANSACTIONS

We employ the law firm of our director emeritus for legal services. All bills for services rendered by this firm are reviewed and approved by our chief financial officer. We believe that the fees for such services are comparable to those charged by other firms for services rendered to us. We paid $91 during each of the nine months ended September 30, 2005 and 2004, respectively, for legal services rendered.

One of our non-employee directors is the Vice Chairman – Planning and Administration, of one of our significant customers who is also a vendor. In the normal course of business, we receive payments from and make payments to this customer. For the nine months ended September 30, 2005 and 2004, we received payments, directly and indirectly, from this customer in the amount of approximately $14,242 and $18,234, respectively, for products supplied to this customer. In addition, for the nine months ended September 30, 2005 and 2004, we paid to this customer $367 and $571, respectively, for services provided to us.

11. COMMITMENTS AND CONTINGENCIES

We have certain contingent liabilities from time to time from litigation for employment or other matters arising in the normal course of business. Although the outcome of any litigation can never be certain, it is our opinion that the outcome of such contingencies will not materially affect our business, operations, financial condition or cash flows.

We have committed to invest up to an aggregate of $7,850 in two private equity funds, of which $3,837 has been invested to date. The duration of each of these commitments is five years with $1,010 expiring in 2005 and $3,003 expiring in 2007.

12. SUBSEQUENT EVENT

On October 17, 2005, ADTRAN announced that its board of directors declared a quarterly cash dividend of $0.09 per common share to be paid to stockholders of record at the close of business on November 4, 2005. The payment date will be November 17, 2005. The quarterly dividend payment will be approximately $6,838. The board of directors presently anticipates that it will declare a regular quarterly dividend so long as the present tax treatment of dividends exists and adequate levels of liquidity are maintained.

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

The following are some of the risks that could affect our financial performance or could cause actual results to differ materially from those expressed or implied in our forward-looking statements:

•	We must continue to update and improve our products and develop new products in order to compete and to keep pace with improvements in telecommunications technology.

•	We do not engage in long-term research and development processes, and as a consequence may miss certain market opportunities enjoyed by larger companies with substantially greater research and development efforts.

•	Our dependence on a limited number of suppliers may prevent us from delivering our products on a timely basis, which could have a material adverse effect on customer relations and operating results.

•	Our dependence on subcontractors located in Asia may result in reduced control over product quality, delayed delivery of products, increased material cost from excess/obsolete material, and/or increased manufacturing costs, each of which could negatively affect customer relations and operating results.

•	The decision of foreign countries to no longer base their currency value on the U.S. Dollar could cause material cost to increase in cost over time and negatively affect operating results.

•	We compete in markets that have become increasingly competitive, which may result in reduced gross profit margins and market share.

•	We depend heavily on sales to certain customers; the loss of any of these customers would significantly reduce our revenues and net income.

•	The lengthy approval process required by Incumbent Local Exchange Carriers (ILECs) and other carriers could result in fluctuations in our revenues.

•	Consolidation and deterioration in the competitive service provider market could result in a significant decrease in our revenue.

•	Increased sales volume in international markets could result in increased costs or loss of revenue due to factors inherent in these markets.

•	Our success depends on our ability to reduce the selling prices of succeeding generations of our products.

•	Our failure to maintain rights to intellectual property used in our business could adversely affect the development, functionality and commercial value of our products.

•	Our success depends on attracting and retaining key personnel.

•	The price of our common stock has been volatile and may continue to fluctuate significantly.

•	Our estimates regarding future warranty obligations may change due to product failure rates, shipment volumes, field service obligations and other rework costs incurred in correcting product failures. If our estimates change, the liability for warranty returns may be increased or decreased, impacting future cost of goods sold.

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

ADTRAN’s sales and earnings for the third quarter and nine months ended September 30, 2005 increased from those for the third quarter and nine months ended September 30, 2004. The increase in sales and earnings for the three and nine month periods ended September 30, 2005 is primarily attributable to an increase in sales of our System products, particularly DSLAM, Optical Access, M13 multiplexer and Integrated Access Device products. These increases are a result of ADTRAN’s strategy of leveraging its engineering capabilities, distribution channels and customer base to enter new markets and grow market share. Revenue growth in the third quarter of 2005 was broad based across product categories and customer categories alike. The increase in gross profit for the three and nine month periods ended September 30, 2005, as a percentage of sales, is primarily related to continuing improvements in manufacturing efficiencies, the timing differences between the recognition of cost reductions and the lowering of product selling cost, and the sales of higher margin products.

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

Prior to accepting a new customer, we perform a detailed credit review of the customer. Credit limits are established for each new customer based on the results of this credit review. Payment terms are established for each new customer, and collection experience is reviewed periodically in order to determine if the customer’s payment terms and credit limits need to be revised. We maintain allowances for doubtful accounts for losses resulting from the inability of our customers to make required payments. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, we may be required to make additional allowances. If circumstances change with regard to individual receivable balances that have previously been determined to be uncollectible (and for which a specific reserve has been established), a reduction in our allowance for doubtful accounts may be required. Our allowance for doubtful accounts was $0.3 million and $0.4 million at September 30, 2005 and December 31, 2004, respectively.

•	We carry our inventory at the lower of cost or market, with cost being determined using the first-in, first-out method. We use standard costs for material, labor, and manufacturing overhead to value our inventory. Our standard costs are updated on a monthly basis and any variances are expensed in the current period; therefore, our inventory costs approximate actual costs at the end of each reporting period. We write down our inventory for estimated obsolescence or unmarketable inventory by an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, we may be required to make additional inventory write-downs. Our reserve for excess and obsolete inventory was $4.9 million and $4.8 million at September 30, 2005 and December 31, 2004, respectively.

•	The objective of our short-term investment policy is to preserve principal and maintain adequate liquidity with appropriate diversification, while emphasizing market returns on our monetary assets. The objective of our long-term investment policy is principal preservation and total return; that is, the aggregate return from capital appreciation, dividend income, and interest income. These objectives are achieved through investments with appropriate diversification in fixed and variable rate income securities, public equity, and private equity portfolios. We have experienced significant volatility in the market prices of our publicly traded equity investments. These investments are recorded on the consolidated balance sheets at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss), net of tax. The ultimate realized value on these equity investments is subject to market price volatility until they are sold.

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

•	We estimate our income tax provision or benefit in each of the jurisdictions in which we operate, including estimating exposures related to examinations by taxing authorities. We also make judgments regarding the realization of deferred tax assets. The carrying value of our net deferred tax assets is based on our belief that it is more likely than not that we will generate sufficient future taxable income in certain jurisdictions to realize these deferred tax assets. A valuation allowance has been established for deferred tax assets which we do not believe meet the more-likely-than-not criteria established by SFAS No. 109, Accounting for Income Taxes. Our estimates regarding future taxable income and income tax provision or benefit may vary due to changes in market conditions, changes in tax laws, or other factors. If our assumptions, and consequently our estimates, change in the future, the valuation allowances we have established may be increased or decreased, impacting future income tax expense.

•	We estimate our cost to repair or replace defective products at the time revenue is recognized and include this cost in cost of goods sold in our consolidated statements of income. Our products generally include warranties of one to ten years for product defects. The liability for warranty returns totaled $2.5 million and $1.6 million at September 30, 2005 and December 31, 2004, respectively. These liabilities are included in accrued expenses in the accompanying consolidated balance sheets. Our estimates regarding future warranty obligations may change due to product failure rates, shipment volumes, field service obligations and other rework costs incurred in correcting product failures. If our estimates change, the liability for warranty returns may be increased or decreased, impacting future cost of goods sold.

RESULTS OF OPERATIONS – THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004

SALES

ADTRAN’s sales increased 29.4% from $115.3 million in the three months ended September 30, 2004 to $149.2 million in the three months ended September 30, 2005. Sales increased 6.5% from $349.9 million in the nine months ended September 30, 2004 to $372.6 million in the nine months ended September 30, 2005. The increase in overall sales is primarily attributable to increases in sales of our HDSL/T1 and Systems products partially offset by decreases in DBT/Total Reach products. Systems revenue was $80.3 million in the third quarter of 2005, compared to $53.5 million in the third quarter of 2004, primarily due to an increase in DSLAM, Optical Access, and NetVanta product revenues. HDSL/T1 product category revenues were $65.5 million in the three months ended September 30, 2005, up 16.1% from revenues of $56.4 million in the three months ended September 30, 2004. Systems revenue, as a percentage of total sales, increased from 48.0% for the nine months ended September 30, 2004 to 53.5% for the nine months ended September 30, 2005.

Carrier Networks sales increased 37.6% from $82.5 million in the three months ended September 30, 2004 to $113.5 million in the three months ended September 30, 2005, and increased 12.9% from $247.2 million in the nine months ended September 30, 2004 to $279.2 million in the nine months ended September 30, 2005. The quarter-over-quarter increase in Carrier Networks sales is primarily attributable to continued increases in HDSL/T1 and Systems revenue, partially offset by declines in DBT/Total Reach product revenues. Carrier Networks sales as a percentage of total sales increased from 71.5% in the three months ended September 30, 2004 to 76.1% in the three months ended September 30, 2005, and increased from 70.7% in the nine months ended September 30, 2004 to 74.9% in the nine months ended September 30, 2005.

Enterprise Networks sales increased 8.8% from $32.8 million in the three months ended September 30, 2004 to $35.7 million in the three months ended September 30, 2005, and decreased 9.0% from $102.6 million in the nine months ended September 30, 2004 to $93.4 million in the nine months ended September 30, 2005. The quarter-over-quarter increase in Enterprise Networks sales is primarily attributable to an increase in sales of T1 and System products. The year-over-year decrease in Enterprise Networks sales is primarily due to an Integrated Access Device customer who declared bankruptcy in the second quarter of 2004. Enterprise Networks sales as a percentage of total sales decreased from 28.5% for the three months ended September 30, 2004 to 23.9% for the three months ended September 30, 2005, and decreased from 29.3% for the nine months ended September 30, 2004 to 25.1% for the nine months ended September 30, 2005.

Foreign sales increased 181.2% from $6.9 million in the three months ended September 30, 2004 to $19.4 million in the three months ended September 30, 2005, and increased 101.9% from $21.3 million in the nine months ended September 30, 2004 to $43.0 million in the nine months ended September 30, 2005. Foreign sales, as a percentage of total sales, increased from 6.0% for the three months ended September 30, 2004 to 13.0% for the three months ended September 30, 2005, and increased from 6.1% for the nine months ended September 30, 2004 to 11.5% for the nine months ended September 30, 2005. The increase in foreign sales is primarily attributable to an overall increase in demand for Systems products in Australia and Canada.

COST OF SALES

As a percentage of sales, cost of sales decreased from 42.4% in the three months ended September 30, 2004 to 40.2% in the three months ended September 30, 2005, and decreased from 42.6% in the nine months ended September 30, 2004 to 41.2% in the nine months ended September 30, 2005. The decrease in cost of sales as a percentage of sales is primarily related to manufacturing efficiencies, the timing differences between the recognition of cost reductions and the lowering of product selling prices, and sales of higher margin products. The decrease was partially offset by an increase in warranty provision for a component failure in a Systems product.

Carrier Networks cost of sales, as a percent of division sales, decreased from 43.6% in the three months ended September 30, 2004 to 41.4% in the three months ended September 30, 2005 and decreased from 44.1% in the nine months ended September 30, 2004 to 41.9% in the nine months ended September 30, 2005. The decreases in Carrier Network cost of sales as a percentage of division sales are primarily related to manufacturing efficiencies, the timing differences between the recognition of cost reductions and the lowering of product selling prices, and the sales of higher margin new products. Enterprise Networks cost of sales, as a percent of division sales, decreased from 39.3% in the three months ended September 30, 2004 to 36.1% in the three months ended September 30, 2005 and decreased from 39.2% in the nine months ended September 30, 2004 to 39.0% in the nine months ended September 30, 2005. The decrease in Enterprise Networks cost of sales, as a percentage of division sales, is primarily related increased sales of higher margin products.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased 14.7% from $21.8 million in the three months ended September 30, 2004 to $25.0 million in the three months ended September 30, 2005 and increased 7.6% from $67.2 million in the nine months ended September 30, 2004 to $72.3 million in the nine months ended September 30, 2005. The increase in selling, general and administrative expenses is primarily related to increased selling expenses and insurance cost, and includes $409,000 in compensation expense relating to the accelerated vesting of stock options for a retiring officer. In the nine months ended September 30, 2004, ADTRAN recorded $977,000 of bad debt expense primarily related to financial difficulties at a former integrated access device customer who ceased business during 2004. No bad debt expense was recorded in this same period in 2005.

Selling, general and administrative expenses as a percentage of sales decreased from 18.9% in the three months ended September 30, 2004 to 16.8% in the three months ended September 30, 2005 and remained relatively flat from 19.2% in the nine months ended September 30, 2004 to 19.4% in the nine months ended September 30, 2005. Selling, general and administrative expenses as a percent of sales will fluctuate whenever there is a significant fluctuation in revenues during the periods being compared.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses decreased 20.1% from $18.9 million in the three months ended September 30, 2004 to $15.1 million in the three months ended September 30, 2005 and decreased 3.6% from $49.6 million in the nine months ended September 30, 2004 to $47.8 million in the nine months ended September 30, 2005. The decrease in research and development expense is a result of higher product testing approval expenses incurred in 2004 related to Optical Access products and accelerated approvals for DSLAM products. As a percentage of sales, research and development expenses decreased from 16.4% in the three months ended September 30, 2004 to 10.1% in the three months ended September 30, 2005 and decreased from 14.2% in the nine months ended September 30, 2004 to 12.8% in the nine months ended September 30, 2005. Research and development expenses as a percent of sales will fluctuate whenever there is a significant fluctuation in revenues during the periods being compared.

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

INTEREST INCOME

Interest income increased 66.7% from $1.5 million in the three months ended September 30, 2004 to $2.5 million in the three months ended September 30, 2005 and increased 23.2% from $5.6 million in the nine months ended September 30, 2004 to $6.9 million in the nine months ended September 30, 2005. This increase is primarily related to more cash at work in investing activities, increasing interest rates and the continuing realignment of our investment portfolio resulting in additional interest income.

INTEREST EXPENSE

Interest expense remained relatively stable at $693,000 and $644,000 in the three months ended September 30, 2005 and 2004, respectively, and remained relatively stable at $1.9 million in the nine months ended September 30, 2005 and September 30, 2004.

NET REALIZED INVESTMENT GAIN

Net realized investment gain decreased from $646,000 in the three months ended September 30, 2004 to $535,000 in the three months ended September 30, 2005 and increased from $590,000 in the nine months ended September 30, 2004 to $1.3 million in the nine months ended September 30, 2005. These changes primarily resulted from the sale of public equity securities associated with the realignment of our investment portfolio.

OTHER INCOME, NET

Other income, net, comprised primarily of miscellaneous income, gains and losses on foreign currency transactions and scrap raw material sales, increased from expense of $33,000 in the three months ended September 30, 2004 to income of $67,000 in the three months ended September 30, 2005 and decreased from $858,000 in the nine months ended September 30, 2004 to $822,000 in the nine months ended September 30, 2005. The nine-month period ended September 30, 2005 includes a one-time $196,000 payment received from a customer as settlement for the cancellation of an order.

INCOME TAXES

Our effective tax rate increased from 31.2% in the three months ended September 30, 2004 to 36.1% in the three months ended September 30, 2005 and increased from 32.1% in the nine months ended September 30, 2004 to 35.0% in the nine months ended September 30, 2005. This increase is primarily related to a higher mix of taxable income and lower research and development tax credits and economic incentive credits as a percent of taxable income.

NET INCOME

As a result of the above factors, net income increased $14.2 million from $18.8 million in the three months ended September 30, 2004 to $33.0 million in the three months ended September 30, 2005 and increased $8.4 million from $60.5 million in the nine months ended September 30, 2004 to $68.9 million in the nine months ended September 30, 2005. As a percentage of sales, net income increased from 16.3% in the three months ended September 30, 2004 to 22.1% in the three months ended September 30, 2005 and increased from 17.3% in the nine months ended September 30, 2004 to 18.5% in the nine months ended September 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Fifty million dollars of the expansion of Phase III of our corporate headquarters was approved for participation in an incentive program offered by the Alabama State Industrial Development Authority (the “Authority”). Pursuant to the program, on January 13, 1995, the Authority issued $20.0 million of its taxable revenue bonds and loaned the proceeds from the sale of the bonds to ADTRAN. The bonds were originally purchased by AmSouth Bank of Alabama, Birmingham, Alabama, (the “Bank”). Wachovia Bank, N.A., Nashville, Tennessee (formerly First Union National Bank of Tennessee, Nashville, Tennessee) (the “Bondholder”) purchased the original bonds from the Bank and made further advances to the Authority, bringing the total amount outstanding to $50.0 million. The incentive program enables participating companies to generate Alabama corporate income tax credits that can be used to reduce the amount of Alabama corporate income taxes that would otherwise be payable. We cannot be certain that the state of Alabama will continue to make these corporate income tax credits available in the future; and therefore, we may not realize the full benefit of these incentives. Through September 30, 2005, the Authority had issued $50.0 million of its taxable revenue bonds pursuant to the incentive program and loaned the proceeds from the sale of the bonds to ADTRAN. We are required to make payments to the Authority in the amounts necessary to pay the principal of and interest on the Authority’s Taxable Revenue Bond, Series 1995, as amended, currently outstanding in the aggregate principal amount of $50.0 million. The bond matures on January 1, 2020, and bears interest at the rate of 5% per annum. Included in long-term investments are $50.0 million of restricted funds, which is a collateral deposit against the principal amount of this bond. In conjunction with this program, we are eligible to receive certain economic incentives from the state of Alabama that reduce the amount of payroll withholdings that we are required to remit to the state for those employment positions that qualify under the program.

In July 2003, our board of directors elected to begin declaring quarterly dividends on our common stock, and anticipates that it will declare a regular quarterly dividend so long as the present tax treatment of dividends exists and adequate levels of liquidity are maintained. During the nine months ended September 30, 2005, ADTRAN paid dividends totaling $18,963.

Our working capital, which consists of current assets less current liabilities, increased 23.9% from $266.4 million as of December 31, 2004 to $330.1 million as of September 30, 2005. The quick ratio, defined as cash, cash equivalents, short-term investments, and net accounts receivable, divided by current liabilities, decreased from 6.83 as of December 31, 2004 to 5.11 as of September 30, 2005. The current ratio, defined as current assets divided by current liabilities, decreased from 8.40 as of December 31, 2004 to 6.23 as of September 30, 2005. These liquidity ratios will fluctuate with increased business growth and as our inventory, accounts payable and income tax position change. As of December 31, 2004, we had an income tax receivable of $2.4 million. This income tax receivable was primarily related to amended tax filings for additional federal research and development tax credits. These refunds were received during the first quarter of 2005. As a result of significantly more income, as of September 30, 2005, we had an income tax payable of $11.1 million.

At September 30, 2005, our cash on hand of $70.6 million and short-term investments of $180.7 million placed our short-term liquidity in cash, cash equivalents, and short-term investments at $251.3 million. At December 31, 2004, our cash on hand of $57.6 million and short-term investments of $124.8 million placed our short-term liquidity in cash, cash equivalents, and short-term investments at $182.4 million.

We receive an income tax deduction for the difference between the exercise price and the market price of non-qualified stock options upon exercise by employees. We recorded $4.4 million and $2.7 million during the nine months ended September 30, 2005 and 2004, respectively, as an income tax deduction for the difference between the option exercise price and the market price of our stock for non-qualified stock option exercises on the date of exercise of each non-qualified stock option grant.

On July 18, 2005, the Compensation Committee of the Board of Directors approved the acceleration of the vesting of options held by Mr. Howard Thrailkill exercisable for 27,500 shares of ADTRAN’s common stock. In accordance with APB No. 25, ADTRAN recognized compensation expense equal to the difference in the option price on the date of accelerated vesting over the option price on the date of original grant. ADTRAN recorded a charge of $409,000 ($266,000 net of tax) in the three-month period ended September 30, 2005 for these modified awards.

At September 30, 2005, our long-term investments decreased by 11.3% to $148.6 million from $167.6 million at December 31, 2004. This decrease is primarily attributable to the sale of long-term investments, and the movement of bonds maturing within one year from long-term investments to short-term investments. Long-term investments at September 30, 2005 and December 31, 2004 include a restricted balance of $50.0 million related to our revenue bonds, as discussed above. Long-term investments at September 30, 2005 also include $2.3 million related to our deferred compensation plan. We intend to finance our operations and capital requirements in the future with cash flow from operations and, if necessary, use of our investment portfolio. We believe these available sources of funds to be adequate to meet our operating and capital needs for the foreseeable future.

Net accounts receivable increased 12.4% from December 31, 2004 to September 30, 2005, primarily due to the increase in overall sales. Our allowance for doubtful accounts remained relatively stable at $349,000 and $361,000 at September 30, 2005 and December 31, 2004, respectively. Quarterly accounts receivable days sales outstanding decreased 12 days from 56 days as of December 31, 2004 to 44 days as of September 30, 2005. Quarterly inventory turnover increased from 4.29 turns as of December 31, 2004 to 4.77 turns as of September 30, 2005. Inventory increased 26.7% from December 31, 2004 to September 30, 2005 due to the general overall increase in business and the need to carry the level of inventory necessary to meet current demand.

Accounts payable increased 58.5% from December 31, 2004 to September 30, 2005 due to a general overall increase in business. Accrued expenses increased 65.7% from December 31, 2004 to September 30, 2005. These increases are primarily related to the variations in the timing of payments. Capital expenditures totaled approximately $7.4 million and $5.1 million for the nine months ended September 30, 2005 and 2004, respectively. These expenditures were primarily used to purchase computer hardware, computer software, manufacturing equipment, and test equipment.

During February 2005, with the purchase of 1,000,700 common shares at an average price of $17.96, we completed our April 29, 2004 stock repurchase plan. On February 11, 2005, ADTRAN announced that its board of directors approved the repurchase of up to an additional 5,000,000 shares of its common stock. This plan will be implemented through open market purchases from time to time as conditions warrant. As of September 30, 2005, we had repurchased a total of 1,287,263 shares of our common stock in the first nine months of 2005 at a total cost of $24.1 million and had the authority to purchase an additional 4,713,437 shares.

We issued 851,751 shares of treasury stock for $10.6 million during the nine months ended September 30, 2005, to accommodate employee stock option exercises. During 2004, we issued 84,794 shares of treasury stock and 357,601 newly issued shares of common stock for an aggregate of $5.6 million to accommodate employee stock option exercises.

We have used, and expect to continue to use, the cash generated from operations for working capital, dividend payments, and other general corporate purposes, including (i) product development activities to enhance our existing products and develop new products and (ii) expansion of sales and marketing activities.

During the nine months ended September 30, 2005, there have been no material changes in contractual obligations and commercial commitments from those discussed in our most recent Form 10-K filed on March 11, 2005. We do not have off-balance sheet financing arrangements and have not engaged in any related party transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources. We have committed to invest up to an aggregate of $7.9 million in two private equity funds, of which $3.8 million has been invested to date. The duration of each of these commitments is five years with $1.0 million expiring in 2005 and $3.0 million expiring in 2007.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

On October 22, 2004, the American Jobs Creation Act of 2004 was signed into law. This legislation repeals export tax benefits, which have historically reduced our effective tax rate. This legislation transitions the repeal by allowing 100 percent of 2004, 80 percent of 2005 and 60 percent of 2006 export benefits. The legislation also transitions in a new tax deduction for a portion of domestic manufacturing expenditures, which will benefit ADTRAN. The legislation did not have a material effect on our 2004 tax expense. ADTRAN expects the net effect of the phase out of the extra-territorial income (ETI) and phase in of this new deduction to result in a decrease of 0.20% to 0.50% in its effective tax rate for 2005.

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

In December 2004, the FASB issued SFAS No. 123R, Accounting for Stock Based Compensation. SFAS No. 123R revises the guidance in SFAS No. 123 and supersedes APB No. 25, and its related implementation guidance. SFAS No. 123R focuses primarily on the accounting for share-based payments to employees in exchange for services, and it requires a public entity to measure and recognize compensation cost for these payments. SFAS No. 123R is effective for fiscal years beginning after June 15, 2005, and is required to be adopted by ADTRAN effective January 1, 2006. SFAS No. 123R requires ADTRAN to recognize the cost of employee services received in exchange for its equity instruments. Currently, in accordance with APB No. 25, we record the intrinsic value of stock-based compensation as expense. Accordingly, no compensation expense is currently recognized for fixed stock option plans, as the exercise price equals the stock price on the date of grant. Under SFAS No. 123R, ADTRAN will be required to measure compensation expense over the options’ requisite service period based on the stock options’ fair value at the date the options are granted. SFAS No. 123R allows for the use of the Black-Scholes or a lattice option-pricing model to value such options.

ADTRAN has determined that it will use the Black-Scholes option-pricing model to calculate the fair value of its options. As allowed by SFAS No. 123R, ADTRAN will elect the Modified Prospective Application method, which applies the Statement to new awards and modified awards after the effective date, and to any unvested awards as service is rendered on or after the effective date. For a discussion of our stock-based compensation plans and agreements, see Note 7 in ADTRAN’s Annual Report on Form 10-K for the year ended December 31, 2004. ADTRAN is continuing to evaluate this guidance and the impact it will have on its consolidated results of operations or financial condition.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets – An Amendment of APB Opinion No. 29. SFAS No. 153 eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Non-monetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for periods beginning after June 15, 2005 and was adopted by ADTRAN effective July 1, 2005. Adoption of SFAS No. 153 did not have a material impact on our consolidated results of operations or financial condition.

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

On June 8, 2005, the FASB issued FASB Staff Position No. FAS 143-1, Accounting for Electronic Waste Obligations (“FSP FAS 143-1”). This position provides guidance on accounting for electronic equipment waste obligations associated with Directive 2002/96/EC on Waste Electrical and Electronic Equipment (the “Directive”) adopted by the European Union. In particular, the new guidance specifies the appropriate accounting for obligations to dispose of “historical” waste, defined as electronic waste obligations relating to equipment put on the market prior to August 13, 2005. Under the Directive, when historical waste equipment is replaced, the waste management obligation for that equipment may be transferred to the producer of the replacement equipment depending upon the law adopted by the applicable European Union country. In this case, the producer of the new asset should recognize revenue for the total amount received reduced by the fair value of the obligation required for disposal of the replaced asset. The producer of the new asset should derecognize the liability when the obligation is settled. FSP FAS 143-1 is effective for reporting periods ending after June 8, 2005 and was adopted by ADTRAN on July 1, 2005. Adoption of FSP FAS 143-1 did not have a material impact on our consolidated results of operations or financial conditions.

On July 14, 2005 the FASB issued a proposed Interpretation, Accounting for Uncertain Tax Provisions, an Interpretation of FASB Statement 109. This proposed Interpretation would clarify the accounting for uncertain tax positions as described in SFAS No. 109, Accounting for Income Taxes, and would require a company to recognize, in its financial statements, the best estimate of the impact of a tax position only if that position is probable of being sustained on an audit basis solely on the technical merit of the position. On October 10, 2005, the FASB confirmed that the guidance in this proposed Interpretation has been delayed and will not be finalized before the first quarter of 2006. ADTRAN will continue to monitor this guidance and the impact it might have on its consolidated results of operations or financial condition.

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

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Item 2(a) and (b) are inapplicable.

(c) Stock Repurchases

The following table sets forth ADTRAN’s repurchases of its common stock for the months indicated.

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share		(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2005	—		—		—	4,846,649
August 1 - August 31, 2005	134,112	(2)	$25.059	(2)	133,212	4,713,437
September 1 - September 30, 2005	—		—		—	4,713,437

Total	134,112		$25.059		133,212

(1)	On February 11, 2005, ADTRAN announced that its board of directors approved the repurchase of up to 5,000,000 shares of its common stock. This plan will be implemented through open market purchases from time to time as conditions warrant. 133,212 shares of common stock were repurchased under this share repurchase plan for the periods indicated.
(2)	Includes 900 mature shares received by ADTRAN as payment of the exercise price for employee stock options. None of the transactions with respect to these 900 shares were made in the open market. The average price paid per share with respect to these transactions is based on the closing price of the common stock on the NASDAQ National Market on the date of the transactions.

ITEM 6. EXHIBITS

Exhibits.

Exhibit No.	Description
31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADTRAN, INC. (Registrant)

Date: November 4, 2005	/s/ James E. Matthews
James E. Matthews Senior Vice President - Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications