Form 10-K
period 2005-12-31
ADTRAN INC
filed 2006-03-06
CIK 926282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Fiscal Year Ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Transition Period from                      to

Commission file number 0-24612

ADTRAN, Inc.

(Exact name of registrant as specified in its charter)

Delaware	63-0918200
(State of Incorporation)	(I.R.S. Employer Identification Number)

901 Explorer Boulevard Huntsville, Alabama 35806-2807

(Address of principal executive offices, including zip code)

(256) 963-8000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 and Section 15 (d) of the Securities Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer  ☒                Accelerated Filer  ☐                Non-accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant on June 30, 2005 was $2,190,663,849 based on a closing market price of $33.37 as quoted on the NASDAQ National Market. There were 76,665,760 shares of common stock outstanding as of February 24, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 9, 2006 are incorporated herein by reference in Part III.

ADTRAN, Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2005

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

Products and Services

We maintain two operating divisions based on our product and service offerings: the Carrier Networks Division and the Enterprise Networks Division. While many of the technologies we develop can be used to build products for both divisions, the divisions serve two distinct markets. These divisions support sales in the United States and in other countries around the world, and operate as two reportable segments. In 2005, sales of Carrier Networks products accounted for 75.2% of revenue, while sales of Enterprise Networks products accounted for 24.8%. Sales to countries outside of North America are included in these aggregate divisional figures, but when accounted for separately, comprise 11.3% of total revenue. For more financial information about these divisions and geographic areas, see Note 9 to the consolidated financial statements included in this report.

Our product portfolio consists of more than 1,400 different high-speed network access devices. In both service provider and enterprise networks, these products are used primarily, but not exclusively, in the “last mile,” or local loop, of the network, and in local area networks on the customer premises. The last mile is that segment of the network that connects end-user subscribers to a service provider’s closest facility. Local area networks are that segment connecting routers, switches, PCs, printers, phones, faxes, and other communications devices within a given building or campus. Our products typically connect two ends of a circuit, and serve to transmit, route, and/or switch the data, voice, and video traffic traveling across that circuit. The bandwidth of the circuit, along with the type of technology being used, determines the type of equipment needed.

Today’s networks have undergone a fundamental shift from voice-centric technologies to data-centric technologies. A few years ago, when voice was the dominant type of traffic in the network, networks were engineered to carry voice first, and then integrated data into that architecture as necessary. Today, data is the dominant traffic type, and networks are evolving to transport data, voice and video in an integrated architecture. As networks migrate toward integrated communications and entertainment services, service providers and businesses alike are transitioning their networks to packet-based technologies, such as Ethernet and Internet Protocol (IP).

We develop, market, and support high-speed network access products for use across IP, Asynchronous Transfer Mode (ATM), and Time Division Multiplex (TDM) architectures in both wire line and wireless network applications. Our products are used to deploy new broadband networks, and to upgrade slower, established networks involving copper, fiber, and wireless technologies both in the United States and abroad.

We classify our products into three separate categories:

•	Systems

•	High bit-rate Digital Subscriber Line (HDSL)/T1

•	Digital Business Transport (DBT)

The Systems category includes Broadband Access, Optical Access and Business Networking product lines. Our Systems category also includes a broad range of products that deliver network access from the service provider’s central office or Outside Plant (OSP) enclosures to the desktop of the user. Products in this category include IP-, ATM- and TDM-based broadband access platforms, central office and OSP Digital Subscriber Line Access Multiplexers (DSLAMs), IP access routers, Ethernet switches, optical access multiplexers and service units, M13/STS-1 multiplexers, narrowband access platforms, Inverse Multiplexing over ATM (IMA) concentrators, integrated access devices (IADs), and Internet security/firewall appliances and related access equipment.

Our HDSL/T1 category includes a wide variety of products that are predominately used to deliver business services, such as T1/E1, fractional T1/E1, and Symmetrical HDSL (SHDSL) across a carrier’s facilities to a business customers premises. Products in this category include carrier-based HDSL, HDSL2, and HDSL4 solutions for the central office, outside plant, and customer premises, global TDM-based SHDSL solutions, license-free wireless radios, as well as enterprise-based T1 and T3 Data Service Units/Channel Service Units (DSU/CSUs) and multiplexers.

Our DBT category includes legacy products used to deploy Integrated Services Digital Network (ISDN), Digital Data Service (DDS), and Frame Relay services. Products include our range-extension DDS and ISDN (Total Reach®) technologies, legacy four-wire DDS and ISDN loop technologies, DDS DSU/CSUs, and ISDN terminal adapters.

Carrier Networks

ADTRAN’s Carrier Networks Division provides copper- and fiber-based digital transport systems to providers of telecommunications services, including all of the major Incumbent Local Exchange Carrier’s (ILEC’s), Independent Operating Companies, Competitive Local Exchange Carriers (CLEC’s), and Wireless Service Providers. Throughout its history, ADTRAN has focused on opportunities in North America, with increasing emphasis and success in regions abroad. Services delivered using ADTRAN systems include traditional voice services, Voice over Internet Protocol (VoIP), Internet access, frame relay, ATM, and Ethernet, connecting the network with user components such as switches, routers, IADs, Private Branch Exchange (PBX) and key telephone systems. ADTRAN systems also provide network infrastructure support for the network, such as optical multiplexing systems that connect central offices to outside plant delivery platforms.

Today’s telecommunications networks are transitioning from traditional TDM and circuit-switched technology to IP-based packet networks that offer services such as Internet access, VoIP, and IPTV. ADTRAN designs solutions that allow service providers to make the most of their existing network assets, from copper and fiber plant to Operations and Business Support Systems, while providing an effective migration path to new broadband technologies and services. ADTRAN’s flagship Total Access® 3000 system, which became successful as a DS1 and SONET multiplexer, is now one of the leading DSL platforms in North America. The MX Series of multiplexers that became successful as DS1 and DS3 management systems have become cutting edge voice and data transport solutions for wireless network providers. The OPTI® Series of fiber optic multiplexers, developed as traditional core and business delivery systems, now offer Ethernet transport and switching capabilities, blending embedded operations systems and technologies with advanced infrastructure and subscriber service offerings.

Competition from cable and wireless providers has forced the traditional wireline providers to react with price incentives, service bundling, and network modifications. To offer higher rate DSL services such as Internet access and Internet Protocol Television (IPTV), the wireline provider must “shorten” copper loops in order to increase bandwidth. ADTRAN’s introduction of the OSP DSLAM pioneered a new class of DSL system to meet the demands of a shorter copper loop network economically. The OSP DSLAM overlays the existing network with minimal impact. Cabinet, heat exchanger, and local powering subsystems are no longer required due to the innovations of the OSP DSLAM, eliminating as much as half the cost of traditional solutions, at a much shorter installation time. With the OSP DSLAM, wireline providers can offer higher Internet access speeds as well as VoIP and IPTV as these services become available. ADTRAN’s OSP DSLAMs have been deployed by most wireline service providers in the United States, and they are considered one of the key elements in the strategy to introduce IPTV using DSL technology.

ADTRAN’s copper-based products, such as HDSLx and DSL, will remain strong for the foreseeable future because of the existing base of millions of lines. ADTRAN has embraced optical technologies, not only as transport, but also as subscriber access solutions for Fiber To The Node (FTTN) and Fiber To The Curb (FTTC) architectures. Many ADTRAN platforms, including Total Access, MX, and OPTI, offer Gigabit Ethernet capability, increasing rates within the access network significantly beyond the rates of today’s Internet access rates.

DSL/Broadband Access

For the wireline provider, access lines, (copper loops to subscribers), that have been the traditional measurement for describing subscriber growth, have been in decline for several years. Both wireless and DSL are cited as reasons for the access line decline, with people using cell phones rather than the second line and analog modems giving way to DSL service that uses the same Plain Old Telephone Service line. Cable companies have been successful in attracting a number of telephony subscribers from the traditional telephony providers with their bundled service offerings of voice, video, and data. Broadband access via DSL is the most ubiquitous, quick time to market technique that wireline providers can employ to stem subscriber losses and raise revenue per user. The ability to increase the deliverable bandwidth and improve the quality of service beyond the best effort techniques employed in Internet access is essential, and ADTRAN DSL systems provide the necessary features and functions. All ADTRAN DSLAMs are temperature hardened for use in harsh, outside plant environments and provide support for legacy ATM networks as well as Ethernet for delivering advanced IP services. With the Total Access 3000, 1200, and 1100 Series of DSLAMs, ADTRAN is able to accommodate high-density Central Office demands along with lower density demands of remote terminals and outside plant deployments, with low implementation costs and the scalability required of carrier class, million line networks.

Optical Access Multiplexing

Demand for optical access equipment continues as wireless and wireline service providers expand network capacity in the last mile, upgrade their networks to support next-generation services, and streamline backhaul efficiency. The ADTRAN OPTI-6100 offers service providers a cost-effective solution to these and other fiber applications.

The OPTI-6100 is a compact, next-generation optical access platform designed to minimize capital outlay and maximize density. It supports network bandwidths up to OC-48 (2.5 Gbps) providing a wide range of customer services, including Ethernet over SONET. This functionality is packaged in a very compact chassis, overcoming many of the size and cost issues associated with traditional optical access equipment. The OPTI-6100 supports legacy network demands with Ethernet aggregation and switching to provide an attractive migration strategy toward the IP network.

T1/HDSLx Access

HDSLx continues to be a significant contributor to ADTRAN’s Carrier Division. HDSLx is the technique for delivering bandwidth at rates of 1.544 Mbps (known as the DS1 or T1 rate) for both infrastructure support and business customer services. The T1 interface is universally accepted throughout the United States, and HDSLx is the method of delivering the T1 interface in nearly every application. We expect that service providers will continue to deploy HDSLx for voice and data services because of its low cost, higher margin, and scalability. ADTRAN remains the leading supplier of HDSLx in the industry due to the reliability, cost, and value added features such as TScan™, an ADTRAN-developed capability that identifies and locates copper loop impairments for the customer. Features such as TScan save the customer in time to repair, and lost revenue due to Service Level Agreement (“SLA”) guarantees. T1s are used by wireline, wireless, and competitive service providers.

ADTRAN’s HDSLx products are manufactured in varying configurations for use in every major DS1 deployment platform. The Total Access 3000 continues to gain market penetration from both growth and replacement perspectives.

SHDSL

Symmetric High-Bitrate Digital Subscriber Loop (SHDSL) was developed to provide symmetrical solutions for the transport of high-speed business-class services. Market demand of high-speed symmetric digital access is driving demand for equipment vendors. One of the more recent innovations is delivering Nx64K bandwidth to customers using SHDSL. The International Telecommunications Union (ITU) and the European Telecommunications Standards Institute (ETSI) now have standards established for 2-wire and 4-wire SHDSL solutions. ADTRAN has led much of the contribution for the ITU and ETSI SHDSL standards. This leadership had a direct effect on ADTRAN’s ability to deliver the world’s first ever SHDSL customer device. ADTRAN products are standards-based, which ensures interoperability with other standards based products.

The ADTRAN Express 6530™ has been shipping since 2001 and functions as a 2-wire SHDSL delivery device at the customer premises. Data can be delivered in any combination of G.703, X.21 and/or V.35 to the customer. The ADTRAN Express 6540 is the newest member to the SHDSL product family and delivers the same customer interfaces by transmitting up to 72 x 64Kbps over two-pair cable. The ADTRAN Time Slot Interchange (TSI) Multiplexers available in the Total Access 3010 allow Nx64K data to be split into individual circuits allowing for better utilization of the transport network at the exchange for interoffice network transport. We believe these products set ADTRAN apart from the competition in SHDSL delivery technology and product development.

M13/STS-1 Multiplexing

In 2003, ADTRAN introduced the MX2820™, an evolution of the MX2800™ and MX2810™ multiplexers. This series of multiplexers performs the function of merging 28 DS1 (1.544 Mbps) circuits onto a single DS3 (45 Mbps) circuit for transport to the central office, in less space and at a lower cost than competing solutions.

The MX2820/2800/2810 Series provides innovative cable management, robust systems redundancy, and simplified network management. This type of multiplexing is an essential function in every service provider’s network, and demand for this highly efficient backhaul and transport solution is expected to continue.

ADTRAN has expanded the MX Series to include systems targeted to the wireless service provider market. Cost-effective backhaul solutions are of even greater importance as bandwidth demands increase for voice and data applications over wireless networks. ADTRAN’s MX series of multiplexers not only optimize backhaul but also provide access for remote management of switching and tower locations that once required personnel dispatches. ADTRAN’s MX series provides a migration path from TDM systems to Ethernet/IP networks with bonding techniques not currently found in other competing systems.

Loop Deployment

ADTRAN offers a comprehensive line of plug-in transmissions, repeater, extensions, and termination devices for T1, E1, Frame Relay, ISDN and DSS services in a variety of form factors to fit our customers’ needs. Our Total Reach ISDN and DSS products extend digital services over one twisted pair of copper wires, and resolve deployment issues.

Network Management/Systems Approach

We develop and support sophisticated systems to centralize the configuration, provisioning, and management of our network access products. The Total Access Element Management System is a web-based, Java application used to configure, monitor, and control Total Access equipment installed on local loop circuits. This system ensures smooth communication with the service provider’s central management system to minimize technician dispatch and reduce operating costs.

Enterprise Networks

Our Enterprise Networks Division specializes in internetworking solutions to help the small-to-medium business (SMB) implement reliable, high-speed voice, data, Internet, and video connectivity over diverse wide and local area networks, in a cost effective manner. Domestic and global business enterprises, academic organizations, and government agencies use these products to implement reliable, high-speed communications between geographically dispersed locations or employees. These products are typically installed in equipment rooms, switching closets, or on desktops of users, and help to connect headquarters, branch offices, telecommuters, and mobile users to corporate information resources.

Our enterprise network products physically connect the user’s equipment – telephones, PBXs, fax machines, computers, and videoconferencing gear, etc. – to the local or wide area network. We address all of the commonly used networking technologies, at speeds ranging from 56/64 Kbps to one gigabit over wire line, fiber, and wireless facilities. Products range from simple, single-circuit termination units to more complex integrated access devices, Ethernet switches, switch-routers, access routers, multiplexers, Virtual Private Network devices, firewalls, and license-free wireless radios. Functionality ranges from low-cost, unmanaged devices to modular, remotely manageable devices. Emergency service restoration is offered for a number of platforms.

Our broad range of equipment permits customers to satisfy their applications (data, voice, videoconferencing, or combined data/voice) using cost-efficient solutions. In wide area networks using multiple transmission technologies to support different geographic locations, the customer can usually obtain all the necessary equipment from us. In local area networks requiring switching, routing, and Virtual Private Networking (VPN), the customer can also usually obtain all the necessary equipment from us. Many of the products available from the Enterprise Networks Division have applications in service provider networks as well. These products are typically installed by the service provider at the customer premises as part of a bundled service package.

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

ADTRAN is addressing this value-oriented enterprise networking market by offering the full internetworking product set required to implement a complete, cost-efficient, high-speed network. Marketed under the NetVanta® umbrella, this product set includes Ethernet switches, integrated switch-routers, low-, medium-, and high-speed access routers, and VPN/Internet security appliances. Each product line offers ways to lower equipment acquisition costs, lower recurring monthly service costs, or both. NetVanta products are typically available at approximately half the price of competing brand name solutions. In addition to price advantage, these solutions compete effectively on customer support issues, by offering a longer warranty, high-touch customer support, and fewer add-on costs. We believe that these products function as the cornerstone of today’s cost-conscious network architectures, and form the basis for future growth in enterprise networks.

We view the development and implementation of a centralized operating system as critical to our success in internetworking markets. In 2004, we solidified the integration of the ADTRAN Operating System (AOS) into our NetVanta internetworking product lines. AOS simplifies product development efforts and shortens time to market for new products and features. It also offers the highest possible level of LAN-to-WAN integration for the enterprise Information Technology (IT) manager, ensuring common configuration practices, policies, protection schemes, and management interfaces enterprise-wide. AOS boasts an impressive list of features and functionality, and is scheduled for regular enhancement every four months. We believe our investment in AOS over the past four years strongly positions our company for the timely release of new products to aggressively address the SMB internetworking market.

NetVanta switches, routers, and integrated switch-routers are fully VoIP-ready devices. Many of our development efforts for the Enterprise Networks Division over the course of 2004 and 2005 focused directly or indirectly on strengthening the VoIP functionality of our NetVanta product line. We believe that improvements to the AOS in 2004 and 2005, as well as the introduction of Power over Ethernet switches in early 2005, strongly position this line for widespread deployment in VoIP networks. NetVanta products also include numerous features to overcome the problems most network managers face when trying to transport VoIP traffic through firewalls and other data-related equipment.

Ethernet Switching

The introduction of our NetVanta 1000 Series of managed Ethernet switches in 2004 further strengthened our internetworking portfolio, and we believe that it has firmly established us in the internetworking space between the wide area circuit and the user’s desktop. The products in this series are standards-compliant, fully managed Layer 2 switches with Virtual Local Area Network (VLAN) support, Quality of Service (QoS) capability, Wide Area Network (WAN) interface, and Gigabit uplink capability. In 2005, we further strengthened this product portfolio with the introduction of managed Gigabit Ethernet switches. These devices are designed for deployment at the customers’ premises and are especially beneficial for customers who are transitioning to Gigabit LANs or Gigabit-to-the-desktop applications. All of the platforms in the NetVanta 1000 Series support the newest IP telephony applications, such as voice and video over IP. Available at a price point traditionally associated with low-end, low-function switches, we believe NetVanta 1000 switches represent a very competitive entry in this market.

In 2004, we also introduced a family of integrated switch-router products designed to drastically simplify and lower the cost of deploying new or upgraded network connections at branch offices. Our NetVanta 1224R/1224STR is an enterprise-class, all-in-one solution that consolidates up to five separate devices for voice and data connectivity into a single, compact chassis. This product line was expanded in 2005 with the introduction of models supporting Power over Ethernet (PoE). The level of hardware integration found within all of the switch-router products significantly lowers total cost of ownership, the measure most IT managers use when evaluating LAN equipment purchases. These products provide a lower-cost, future-proof switching solution that eliminates the need for external power sources to accommodate applications such as VoIP and provide power to LAN-powered devices such as IP phones, wireless access points, and security cameras among others. Where other vendors’ solutions sometimes involve hidden charges such as maintenance agreements and firmware updates, ADTRAN offers free technical support and free firmware updates, which we believe further improves the value of this and other NetVanta products, and strengthens the competitive profile of this line.

IP Access Routing

Our NetVanta 3000, 4000, and 5000 Series IP access routers provide Internet access or interconnect corporate locations over IP, Frame Relay, or leased-line infrastructures, then route data to a destination computer. These devices include features to secure the network against cyber attacks, to secure the privacy of data as it is transported across the Internet, and to restore communications in the event of equipment or network failure. These devices may be used by businesses or service providers in both domestic and global installations.

Our NetVanta IP access router line includes models to support from 56Kbps to dual DS3 (up to 90 Mbps aggregate) of bandwidth for enterprise and service provider applications. The NetVanta 3000 Series supports applications ranging from 56Kbps to three T1s (up to 16 Mbps). The NetVanta 4000 Series offers the capacity for up to eight T1s of bandwidth, while the NetVanta 5000 Series can accommodate bandwidth to support dual DS3s DS3 (up to 90 Mbps aggregate). All of these models are engineered to sell at a price point significantly below that of leading brand name routers, offering customers a viable router alternative backed by an established and reputable supplier.

The NetVanta 3000 Series offers cost-effective IP routing solutions that support higher speed Internet access from small branch or home offices. The addition of ADSL2+ (up to 24 Mbps) to our NetVanta router line provides a solution with business-class functionality, at a cost that compares favorably with low-end, low-function ADSL modems.

All of the router products undergo continual improvement as upgrades to the AOS are released. These updates occur every four months and provide added functionality throughout the NetVanta product line. AOS updates are provided free of charge to NetVanta customers.

Internet Security

Our NetVanta 2000 Series is a family of products that combines firewall, VPN, and routing technologies to secure the transport of data over the Internet and private IP networks. VPN is a service that provides customers with the attributes of a private network and is a cost-effective replacement for private leased-line networks. The product line includes models to connect mobile workers, remote offices, and regional office/corporate headquarters, without the security concerns normally associated with shared networks.

Integrated Access

Integrated access devices are a product class commonly used to reduce telecommunications costs by collapsing multiple voice and data circuits into a more streamlined and less expensive topology. Convergence, the integration of multiple technologies into a single service or platform, also simplifies network administration and enables new features and services. We offer the Total Access 600

Series, Total Access 750/850, ATLAS™, and TSU™ Series of integrated access devices to accommodate both enterprise and service provider applications. Product architectures are scalable, and various models offer a wide range of features and capacities. These solutions enable service providers to address small and medium-sized business customers with a high-speed, integrated voice, data, and Internet solutions.

Multi-Service Access Gateways

VoIP represents an important revenue opportunity for service providers seeking to add new, more attractive service offerings in order to retain and expand their subscriber base. In 2005, we introduced the Total Access 900 Series of multi-service access gateways for carrier VoIP applications. These products combine the functionality of our industry-leading IADs with the AOS. These products offer a single, cost-effective platform for extending hosted PBX and other VoIP services. With this new functionality, service provider customers can enable their networks for VoIP deployment, immediately improving their competitive posture.

Broadband Fixed Wireless

We compete in a portion of the wireless communications market known as license-free fixed wireless. License-free fixed wireless installations are permanent or temporary point-to-point microwave radio links classified as unlicensed by the Federal Communications Commission (FCC). Our TRACER® Series radios support voice and data over broadband Ethernet; DS3; and dual, quad, and octal T1/E1 networks. Installed by a service provider or a business, fixed wireless links serve to overcome geographic barriers, establish emergency communications, or improve the efficiency of service providers’ backhaul operations. We expanded this product line significantly in 2004 and early 2005, increasing bandwidth and introducing a new line of user-configurable modular radios to support IP-based applications.

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

Configuration Management

We develop and support sophisticated systems to centralize the configuration and management of our internetworking products. n-Command™ is a suite of network productivity tools that aid in the management of networks powered by ADTRAN internetworking products. n-Command aids IT administrators in daily network operation and configuration allowing them to quickly adapt to networking changes, make better use of limited resources, and save time and money.

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

Technical Services and Support

Each enterprise network product sold in the United States and Canada carries a five-year return-to-factory warranty, pre- and post-sales telephone technical support, and certain training options. Warranty and support options vary in countries outside of the United States. Customers seeking additional support may choose to purchase our extended installation and maintenance service plans and/or fee-based training classes.

Customers

Customers of our Carrier Networks Division in the United States include all of the major ILEC’s, large and small independent telephone companies, competitive service providers, Internet service providers or ISPs, long distance service providers (known as Interexchange Carriers or IXCs), and wireless service providers. Worldwide, this division also serves incumbent carriers and competitive service providers in selected regions.

ILECs and most other service providers require product approval prior to adopting a vendor’s products for use in their networks. We are involved in a constant process of submitting new and succeeding generations of products for approval. In the past, we have been successful in obtaining these approvals, and our products are widely deployed in service provider networks. However, we cannot be certain that we will obtain these approvals in the future, or that sales of these products will continue to occur. Further, any attempt by an ILEC or other service provider to seek out additional or alternative suppliers, or to undertake, as permitted under applicable regulations, the production of these products internally, could have a material adverse effect on our operating results.

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

Our major customers include the following:

Alltel Corporation AT&T Inc. (formerly SBC Communications, Inc. and AT&T Inc.) BellSouth Corporation Ingram Micro, Inc.	Qwest Communications International Sprint Corporation Tech Data Corporation Telstra Corporation Verizon Communications, Inc.

Single customers comprising more than 10% of our revenue in 2005 include AT&T Inc. (formerly SBC Communications, Inc. and AT&T Inc.) at 20%, Sprint Corporation at 14% and Verizon Communications, Inc. at 11%. No other customer accounted for 10% or more of our sales in 2005.

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

Prior to recognizing sales as revenue, sales to service providers often require lengthy product qualification and standardization processes that can extend for several months or years. Subsequent orders, if any, are typically placed under single or multi-year supply agreements that are generally not subject to minimum volume commitments. Service providers generally prefer having two or more suppliers for most products, so individual orders are generally subject to competition based on some combination of total value, service, price, delivery, and other terms.

The majority of Enterprise Networks products are sold in the United States through a non-exclusive distribution network that consists, at the top level, of several major technology distributors, such as Tech Data, Ingram Micro, Sprint North Supply and Alltel Supply. These organizations then distribute to an extensive network of value-added resellers and system integrators.

Value-added resellers and system integrators may be affiliated with us as channel partners, or they may purchase from a distributor in an unaffiliated fashion. Affiliated partners participate with us at one of three levels based on sales volume and other factors to receive benefits such as product discounts, co-op advertising funds, technical support, and training. We maintain field offices nationwide to support distributors, value-added resellers and system integrators. The Enterprise Networks Division also maintains a direct sales organization to generate demand within selected end user accounts.

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

During 2005, 2004, and 2003, product development expenditures totaled $62.7 million, $67.4 million, and $58.1 million, respectively. Because our product development activities are an important part of our strategy and because of rapidly changing technology and evolving industry standards, we expect to sustain, and possibly increase, product development activities in 2006. To date, all product development expenses have been charged to operations as incurred.

We strive to deliver innovative network access solutions that lower the cost of deploying services, increase the level of performance achievable with established infrastructures, reduce operating and capital expense for our customers, increase network bandwidth and functionality, and extend network reach. Our development process is conducted in accordance with ISO 9001, TL 9000, and ISO 14001, which are international standards for quality and environmental management systems for design, manufacturing, and service.

We develop most of our products internally, although we sometimes license intellectual property rights for use in certain products. Internal development gives us more control over design and manufacturing issues related to our products, and closer control over product cost. Our ability to continually reduce product costs is an important part of our overall business strategy. Our product development efforts are often centered on entering a market with improved technology, with products offered at a price point lower than established market prices. We then compete for market share. We continually re-engineer successive generations of the product to improve margin. In the extremely competitive markets of recent years, this strategy has allowed us to meet customers’ stringent price requirements, while remaining profitable.

To maintain or increase our revenues and margins while continuing this strategy, we must continue, in some combination, to increase unit sales volumes of existing products, introduce and sell new products, or reduce our per unit costs. Per unit costs must be reduced at rates sufficient to compensate for the reduced revenue effect of continuing reductions in average sales prices. While we cannot be certain that we will be able to maintain or increase revenues or margins by increasing unit sales volumes of our products, introducing and selling new products, or reducing per unit costs, our approach has been generally successful in the past.

Product development activities center on products to support both existing and emerging technologies in the telecommunications industry in segments of our markets that we consider viable revenue opportunities. We are actively engaged in developing and refining technologies to support data, voice, and video transport over TDM, ATM, and IP network architectures. Our work involves Ethernet transport, DSL transport (VDSL2, ADSL2+, ADSL, SHDSL, and HDSLx), fiber optic transport, access routing, Ethernet switching, integrated access, network management and services.

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

We are also involved in other standards development efforts related to maximizing the bandwidth potential of the copper pair to enable new applications. We are contributing to the development of the new second generation Very-high-data-rate Digital Subscriber Line (VDSL2) ITU-Telecommunications (ITU-T) standard, which is expected to receive final approval in early 2006. Upon completion of the various wireline telecommunications standards, the industry-wide interoperability and performance testing requirements become the responsibility of the DSL Forum. We have continued our contributions toward ADSL2+ and VDSL2 development through our work in the DSL Forum, where we serve as editor of the VDSL2 performance testing specification. Internationally, we are assisting in the Australian Communications Industry Forum (ACIF) Unconditioned Local Loop Service (ULLS) Network Deployment Rules effort to refine spectrum management guidelines in Australia.

Our efforts in industry standards also extend beyond the copper loop. In 2005, we continued our involvement in the definition of Ethernet Networks by participating in the Institute of Electrical and Electronics Engineers (IEEE) group standardizing Operations and Maintenance (OAM). We are participating in the Alliance for Telecommunications Industry Solutions (ATIS) focus group on next-generation network standards, and serve as the chair of the new ATIS IPTV Interoperability Forum (IIF), which was launched in 2005. In 2005, we also became a member of FSAN (Full Service Access Network) and contributed to the refinement of the GPON (Gigabit Passive Optical Network) standard.

Manufacturing

The principal steps in the manufacturing process are the purchase and management of materials, assembly, testing, final inspection, packing, and shipping. In 2005, we continued to purchase parts and components for the assembly of some products from a large number of suppliers through a worldwide sourcing program. In addition, we have begun to shift to a process of allowing contract manufacturers to purchase the materials that they use in the assembly of our products. Certain key components used in our products are currently available from only one source, and other key components are available from only a limited number of sources. In the past, we have experienced delays in the receipt of certain key components, which has resulted in delays in related product deliveries. We attempt to manage these risks through developing alternative sources, through engineering efforts designed to obviate the necessity of certain components, and by maintaining close personal contact and building long-term relationships with each of our suppliers.

We rely on subcontractors in Asia for assembly of printed circuit board assemblies, sub-assemblies, chassis, enclosures and equipment shelves, and, more recently, to purchase some of the raw materials used in such assemblies. Beginning in 2001, we transitioned our manufacturing of low-volume, high-mix, or complex product assemblies to our manufacturing site in Huntsville, Alabama. We continue to build and test all new product prototypes and initial production units for all products in Huntsville, and then later transfer the production of high-volume, low-mix printed circuit board assemblies to our subcontractors. We plan to continue to transition the purchasing of materials for assembly and final testing of a significant portion of our lower-priced products to subcontractors in Asia. This assembly typically can be done by subcontractors at an equal or lower cost than if we assembled the items internally, which furthers our goal of being a low-cost, high-quality provider in the industry. Subcontract assembly operations can lengthen production cycle times, but we believe we can respond more rapidly to uncertainties in incoming order rates by selecting assembly subcontractors having significant reserve capacity and flexibility. We have consolidated our subcontractors to a few whose proven flexibility and quality meet our requirements.

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

Competition

We compete in markets for networking and communications equipment for service providers and businesses, government agencies, and other organizations worldwide. Our products and services support the transfer of data, voice, and video across service providers’ copper, fiber, and wireless infrastructures, and across wide area networks, local area networks, and the Internet.

The markets for our products are intensely competitive. Numerous competitors exist in each of our product segments. New manufacturers have entered the markets in recent years offering products that compete with ours. Under the intensely competitive conditions of the past few years, some of our competitors have consolidated or ceased operation. In addition, certain companies have, in recent years, increased consumer acceptance of alternative communications technologies, such as coaxial cable and cellular-based services. Competition might further increase if new companies enter the market, or existing competitors expand their product lines.

For our Carrier Networks Division, factors influencing the markets in which we currently compete or may compete in the future include:

•	The ability to help the customer solve networking problems within the confines of restrained capital budgets;

•	The ability to deliver solutions that fit the distributed networking model being deployed by most service providers;

•	The ability to deliver solutions at attractive price points;

•	The ability to deliver reliability and redundancy, especially for higher bandwidth products;

•	The ability to adapt to new network technologies as they evolve;

•	The ability to compete effectively against large firms with greater resources;

•	The ability to deliver products when needed by the customer;

•	The ability to deliver responsive customer service, technical support, and training; and

•	The ability to assist customers requiring pre-assembled, turnkey systems.

Competitors in the carrier networks arena include large, established firms such as Alcatel, Cisco Systems, Inc., Fujitsu Limited, Lucent Technologies, Nortel Networks, and Siemens, as well as a number of smaller, specialized firms such as ADC Telecommunications, Carrier Access Corporation, and Zhone Technologies.

For our Enterprise Networks Division, factors influencing the markets in which we currently compete or may compete in the future include:

•	The ability to satisfy the customer’s need for a cost-efficient alternative to established internetworking suppliers;

•	The ability to satisfy the customer’s need to utilize the most cost-effective combination of transmission technologies to connect geographically dispersed locations;

•	The ability to increase network performance and lower the customer’s cost for communications services and equipment;

•	The ability to add capacity and migrate to new or different technologies without a major system upgrade;

•	The ability to continue to develop and support established platforms;

•	The ability to offer products to address new networking technologies in a timely manner;

•	The ability to deliver reliability and system backup, especially for higher bandwidth products;

•	The ability to adapt to new network technologies as they evolve;

•	The ability to deliver products when needed by the customer;

•	The ability to deliver responsive customer service, technical support, and training; and

•	The ability to assist customers requiring hands-on installation and maintenance.

Competitors in the Enterprise Networks area include Nortel Networks, Netopia, Inc., Siemens, Enterasys Networks, Kentrox, Zhone Technologies, Quick Eagle Networks, Carrier Access Corporation, Verilink, Juniper Networks, Visual Networks, Inc., Cisco Systems, Inc., SonicWALL, Inc., and WatchGuard. Some of these companies compete in a single product segment, while others compete across multiple product lines.

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

To meet this type of demand, we have implemented advanced supply chain management systems to manage the production process. We maintain a substantial finished goods inventory. Our practice of maintaining sufficient inventory levels to assure prompt delivery of our products increases the amount of inventory that may become obsolete. The obsolescence of this inventory may require us to write down the value of the obsolete inventory, which may have an adverse effect on our operating results.

Employees

As of December 31, 2005, we had 1,594 full-time employees in the United States and 34 full-time employees in our international subsidiaries, located in Canada, Asia Pacific, Europe, Mexico, and Australia. Of our total employees, 272 were in sales, marketing and service; 410 were in research and development; 828 were in manufacturing operations and quality assurance; and 118 were in administration. None of our employees are represented by a collective bargaining agreement, nor have we ever experienced any work stoppage. We believe that our relationship with our employees is good.

Proprietary Rights

The ADTRAN corporate logo is a registered trademark of ADTRAN. The name “ADTRAN” is a registered trademark of ADTRAN. A number of our product identifiers and names are also registered. We also claim rights to a number of unregistered trademarks.

We have ownership of at least 156 patents related to our products and have approximately 121 additional patents pending. We will continue to seek additional patents from time to time related to our research and development activities. We do not derive any material amount of revenue from the licensing of our patents.

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

Available Information

A copy of this Annual Report on Form 10-K, as well as our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports, are available free of charge on the Internet at our web site, www.adtran.com, as soon as reasonably practicable (generally, within one day) after we electronically file these reports with, or furnish these reports to, the Securities and Exchange Commission. The reference to our web site address does not constitute incorporation by reference of the information contained on the web site, which information should not be considered part of this document. The public may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (www.sec.gov) that contains our reports, proxy and information statements, and other information that we have filed electronically with the SEC.

ITEM 1A. RISK FACTORS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of ADTRAN. ADTRAN and its representatives may from time to time make written or verbal forward-looking statements, including statements contained in this report and our other filings with the SEC and in our reports to our stockholders. Generally, the words, “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “may,” “could” and similar expressions identify forward-looking statements. We caution you that any forward-looking statements made by or on our behalf are subject to uncertainties and other factors that could cause these statements to be wrong. Some of these uncertainties and other factors are listed below. Though we have attempted to list comprehensively these important factors, we caution investors that other factors may prove to be important in the future in affecting our operating results. New factors emerge from time to time, and it is not possible for us to predict all of these factors, nor can we assess the impact each factor or combination of factors may have on our business.

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

Our sales and profitability in the past have, to a significant extent, resulted from our ability to anticipate changes in technology, industry standards and common service provider offerings, and to develop and introduce new and enhanced products. Our continued ability to adapt will be a significant factor in maintaining or improving our competitive position and our prospects for growth. We cannot assure you that we will be able to respond effectively to changes in technology, industry standards, common service provider offerings or new product announcements by our competitors. We also cannot assure you that we will be able to successfully develop and market new products or product enhancements, or that these products or enhancements will achieve market acceptance. Any failure by us to continue to anticipate or respond in a cost-effective and timely manner to changes in technology, industry standards, common service provider offerings, or new product announcements by our competitors, or any significant delays in product development or introduction, could have a material adverse effect on our future profitability and our ability to market our products on a timely and competitive basis.

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

Historically, a large percentage of our sales have been made to ILECs and major independent telecommunications companies. In 2005, these customers continued to comprise more than half of our revenue. As long as the ILECs and other service providers represent such a substantial percentage of our total sales, our future success will significantly depend upon certain factors which are not within our control, including:

•	the timing and size of future purchase orders, if any, from these customers;

•	the product requirements of these customers;

•	the financial and operational success of these customers;

•	the impact of legislative and regulatory changes on these customers;

•	the success of these customers’ services deployed using our products; and

•	the impact of work stoppages at these customers.

Sales to our large customers have, in the past, fluctuated and may fluctuate significantly from quarter to quarter and year to year. The loss of, or a significant reduction or delay in, sales to any such customer or the occurrence of sales fluctuations could have a material adverse effect on our business and results of operations. Further, any attempt by an ILEC or other service provider to seek out additional or alternative suppliers or to undertake, as permitted under applicable regulations, the production of these products internally, could have a material adverse effect on our operating results.

Our dependence on subcontractors located in Asia may result in reduced control over product quality, delayed delivery of products, increased materials cost from excess/obsolete material and/or increased manufacturing costs, each of which could negatively affect customer relations and operating results.

We rely on subcontractors in Asia for the assembly of printed circuit board assemblies, subassemblies, chassis, enclosures and equipment shelves, and, more recently, to purchase the raw materials used in such assemblies. We are heavily dependent on two subcontractors. This reliance involves several risks, including the unavailability of, or interruptions in, access to certain process technologies and reduced control over product quality, delivery schedules, transportation interruptions, manufacturing yields, and costs. These risks may be exacerbated by economic or political uncertainties or by natural disasters in the foreign countries in which our subcontractors are located. To date, we believe that we have successfully managed the risks of our dependence on these subcontractors through a variety of efforts, which include seeking and developing alternative subcontractors while maintaining existing relationships; however, we cannot assure you that delays in product deliveries will not occur in the future because of shortages resulting from this limited number of subcontractors or from the financial or other difficulties of these parties. Our inability to develop alternative subcontractors if and as required in the future, or the need to undertake required retraining and other activities related to establishing and developing a new subcontractor relationship, could result in delays or reductions in product shipments which, in turn, could have a negative effect on our customer relationships and operating results.

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

Our products are highly complex, and there is no assurance that our extensive product development, manufacturing and integration testing will be adequate to detect all defects, errors, failures and quality issues. Quality or performance problems for products covered under warranty could adversely impact our reputation and negatively affect our operating results and financial position. The development and production of new products with high complexity often involves problems with software, components and manufacturing methods. If significant warranty obligations arise due to reliability or quality issues arising from defects in software, faulty components, or manufacturing methods, our operating results and financial position could be negatively impacted by:

•	cost associated with fixing software or hardware defects;

•	high service and warranty expenses;

•	high inventory obsolescence expense;

•	delays in collecting accounts receivable;

•	payment of liquidated damages for performance failures; and

•	declining sales to existing customers.

The lengthy approval process required by ILECs and other service providers could result in fluctuations in our revenues.

In the industry in which we compete, a supplier must first obtain product approval from an ILEC or other service provider to sell its products to them. This process can last from six to 18 months depending on the technology, the service provider, and the demand for the product from the service provider’s subscribers. Consequently, we are involved in a constant process of submitting for approval succeeding generations of products, as well as products that deploy new technology or respond to new technology demands from an ILEC or other service provider. We have been successful in the past in obtaining these approvals. However, we cannot be certain that we will obtain these approvals in the future or that sales of these products will continue to occur. Furthermore, the delay in sales until the completion of the approval process, the length of which is difficult to predict, could result in fluctuations of revenue and uneven operating results from quarter to quarter or year to year.

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

We are in the process of expanding into international markets, which represented 11.3% of our net sales for 2005, and we anticipate increased sales from these markets. We currently maintain regional sales offices in each of the following cities: Melbourne and Sydney, Australia; Montreal, Quebec, Canada; Prague, Czech Republic; Hong Kong, Beijing, and Guangzhou, China; Bad Homburg, Germany; and Uxbridge, United Kingdom. A number of factors inherent to these markets expose us to significantly more risk than domestic business, including:

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

Our failure to maintain rights to intellectual property used in our business could adversely affect the development, functionality, and commercial value of our products.

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

We sell a moderate volume of products to competitive service providers, relative newcomers to the telecom industry, who compete with the established ILECs. The competitive service provider market is overbuilt, and is experiencing a process of consolidation and closure. Many of our competitive service provider customers do not have a strong financial position and have limited ability to access the public financial markets for additional funding for growth and operations. If one or more of these competitive service providers fail, we could face a loss in revenue and an increased bad debt expense, due to their inability to pay outstanding invoices, as well as the corresponding decrease in customer base and future revenue. Furthermore, significant portions of our sales to competitive service providers are made through independent distributors. The failure of one or more competitive service providers could also negatively effect the financial position of a distributor to the point that the distributor could also experience business failure and/or default on payments to us.

Our success depends on attracting and retaining key personnel.

Our business has grown significantly since its inception. Our success is dependent in large part on the continued employment of our executive officers, including Thomas R. Stanton, our Chief Executive Officer, Danny Windham, our President, Chief Operating Officer, and Secretary, and other key management personnel. The unplanned departure of one or more of these individuals could adversely affect our business. In addition, for ADTRAN to continue as a successful entity we must also be able to attract and retain key engineers and technicians whose expertise helps us maintain competitive advantages. We do not have employment contracts or non-compete agreements with any of our employees. We believe that our future success will depend, in large part, upon our ability to continue to attract, retain, train, and motivate highly-skilled employees who are in great demand. Properly managing our continued growth, avoiding the problems often resulting from such growth and expansion, and continuing to operate in the manner which has proven successful to us to date will be critical to the future success of our business.

The price of our common stock has been volatile and may continue to fluctuate significantly.

Our common stock is traded on the NASDAQ National Market under the symbol ADTN. Since our initial public offering in August 1994, there has been, and may continue to be, significant volatility in the market for our common stock, based on a variety of factors, some of which are beyond our control, including the following:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our headquarters and principal administrative, engineering and manufacturing facilities are located on an 80-acre campus in Cummings Research Park in Huntsville, Alabama. Two office buildings contain 440,000 and 600,000 square feet, respectively, and serve both our Carrier Networks and Enterprise Networks divisions. These facilities can accommodate a total of 3,000 employees. We also lease a 15,500 sq. ft. engineering facility in Phoenix, Arizona that is used by our Carrier Networks division.

In addition to our facilities listed above, we lease additional office space in the United States and abroad, providing sales and service support for both of our divisions. The leased offices in the United States are located in Chesterfield, MO; Overland Park, KS; Highlands Ranch, CO; Herndon, VA; Irving, TX; Milford, CT; Pleasonton, CA; and Brighton, MI. We also lease one office in each of the following cities: Melbourne and Sydney, Australia; Montreal, Quebec, Canada; Prague, Czech Republic; Hong Kong, Beijing, and Guangzhou, China; Bad Homburg, Germany; and Uxbridge, United Kingdom. These cancelable and non-cancelable leases expire at various times between 2006 and 2008. For more information, see Note 10 of the Notes to Consolidated Financial Statements included in this report.

We also have numerous sales and support staff operating from home-based offices serving both our Carrier Networks and Enterprise Networks divisions, which are located within the United States and abroad.

ITEM 3. LEGAL PROCEEDINGS

We have been involved from time to time in litigation in the normal course of our business. We are not aware of any pending or threatened litigation matters that could have a material adverse effect on us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted by ADTRAN to a vote of security holders during the fiscal quarter ended December 31, 2005.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below, in accordance with General Instruction G (3) of Form 10-K and Instruction 3 of Item 401(b) of Regulation S-K, is certain information regarding the executive officers of ADTRAN. Unless otherwise indicated, the information set forth is as of December 31, 2005.

Thomas R. Stanton	Age 41
2005 to present	Chief Executive Officer and Director
2001 – 2005	Senior Vice President and General Manger – Carrier Networks
1999 – 2001	Vice President and General Manager – Carrier Networks
1995 – 1999	Vice President – Carrier Networks Marketing
1995	Vice President – Marketing & Engineering, Transcrypt International, Inc.
1994 – 1995	Sr. Director, Marketing, E.F. Johnson Company
1993 – 1994	Director, Marketing, E.F. Johnson Company

Danny J. Windham	Age 46
Mr. Windham was elected to the Board of Directors on January 23, 2006.
2005 to present	President, Chief Operating Officer, Secretary and Director
2001 – 2005	Senior Vice President and General Manager – Enterprise Networks
1999 – 2001	Vice President and General Manager – Enterprise Networks
1995 – 1999	Vice President – Enterprise Networks Marketing
1994 – 1995	Director of Marketing
1989 – 1994	Manager of Product Management
1986 – 1989	Vice President and Co-Founder, Processing Telecom Technologies, Inc.

James E. Matthews	Age 49
2001 to present	Senior Vice President – Finance, Chief Financial Officer and Treasurer
1999 – 2001	Chief Financial Officer, Home Wireless Networks, Inc.
1998 – 1999	Chief Executive Officer, Miltope Group, Inc.
1995 – 1998	Vice President Finance and Chief Financial Officer, Miltope Group, Inc.
1992 – 1995	Controller, Hughes Training, Inc.

Robert A. Fredrickson	Age 55
1996 to present	Vice President – Carrier Networks Sales
1996	Vice President, Broadband Business Development, DSC Communications Corporation
1991 – 1996	Senior Director, Access Products, DSC Communications Corporation

Steven L. Harvey	Age 45
2002 to present	Vice President – Enterprise Networks and Competitive Service Provider Sales
1999 – 2001	Vice President – Competitive Service Provider Sales
1996 – 1999	Vice President – Enterprise Networks Sales
1995 – 1996	Executive Vice President, Data Processing Sciences Corporation
1991 – 1995	Vice President, Data Processing Sciences Corporation

P. Steven Locke	Age 57
2000 to present	Vice President – Carrier Networks Marketing and Competitive Service Provider Sales
1999 – 2000	Vice President, Sprint Local Division Sales for Lucent Technologies
1997 – 1999	Senior Director of Sales, ADTRAN, Inc.
1993 – 1997	Vice President and General Manager, Business Network Group, Sprint North Supply

Everette R. Ramage	Age 58
1999 to present	Vice President – Enterprise Networks Engineering
1993 – 1999	Engineering Manager, Enterprise Networks DDS Group
1990 – 1993	Engineering Manager, CPE Group

Kevin W. Schneider	Age 42
2003 to present	Vice President – Chief Technology Officer
1999 – 2003	Vice President – Technology
1996 – 1999	Chief Scientist
1992 – 1996	Staff Scientist

Peter C. Voetsch	Age 53
Mr. Voetsch retired from Adtran effective December 31, 2005.
2001 – 2005	Senior Vice President – Operations
1996 – 2001	Plant Manager, DaimlerChrysler Corporation
1987 – 1996	Business Manager, Electronics Division, DaimlerChrysler Corporation

There are no family relationships among our directors or executive officers.

All officers are elected annually by, and serve at the pleasure of, the Board of Directors of ADTRAN.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

ADTRAN’s common stock has been traded on the NASDAQ National Market under the symbol ADTN since our initial public offering of common stock in August 1994. As of February 10, 2006, ADTRAN had 330 stockholders of record and approximately 13,496 beneficial owners of shares held in street name. The following table shows the high and low closing prices per share for the common stock as reported by NASDAQ for the periods indicated.

Common Stock Prices

	High	Low
2005
First Quarter	$18.92	$15.76
Second Quarter	$27.04	$17.27
Third Quarter	$31.50	$24.93
Fourth Quarter	$32.95	$27.00
2004
First Quarter	$37.18	$28.65
Second Quarter	$33.37	$24.52
Third Quarter	$32.96	$22.37
Fourth Quarter	$24.17	$18.23

The following table shows the dividends paid in each quarter of 2005 and 2004. The board of directors presently anticipates that it will declare a regular quarterly dividend so long as the present tax treatment of dividends exists and adequate levels of liquidity are maintained.

Dividends per Common Share

	2005	2004
First Quarter	$0.08	$0.08
Second Quarter	$0.08	$0.08
Third Quarter	$0.09	$0.08
Fourth Quarter	$0.09	$0.08

Stock Repurchases

The following table sets forth ADTRAN’s repurchases or deemed repurchases (swaps) of its common stock for the months indicated.

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2005 – October 31, 2005	7,928	(2)	$30.85	(2)	—	4,713,437
November 1, 2005 – November 30, 2005	11,775	(2)	$29.44	(2)	—	4,713,437
December 1, 2005 – December 31, 2005	1,900	(2)	$31.17	(2)	—	4,713,437

Total	21,603		$30.11		—

(1)	On February 11, 2005, ADTRAN announced that its board of directors approved the repurchase of up to 5,000,000 shares of its common stock. This plan will be implemented through open market purchases from time to time as conditions warrant. No shares of common stock were repurchased under this share repurchase plan for the periods indicated.
(2)	Represents shares previously held for at least six months and delivered to ADTRAN as payment of the exercise price for employee stock options. None of the transactions with respect to these shares were made in the open market. The average price paid per share with respect to these transactions is based on the closing price of the common stock on the NASDAQ National Market on the date of the transaction.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data for, and as of the end of, each of the years in the five-year period ended December 31, 2005, are derived from the consolidated financial statements of ADTRAN, which have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. The selected consolidated financial data are qualified in their entirety by the more detailed information in the consolidated financial statements, including the notes thereto. The consolidated financial statements of ADTRAN as of December 31, 2005 and 2004 and for each of the years in the three-year period ended December 31, 2005, and the report of PricewaterhouseCoopers LLP thereon, are included elsewhere in this report.

Income Statement Data (1)

(In thousands, except per share amounts)

Year Ended December 31,	2005	2004	2003	2002	2001
Sales
Carrier Networks Division	$386,051	$323,333	$267,563	$218,912	$238,367
Enterprise Networks Division	127,164	131,184	129,113	126,813	148,714

Total sales	513,215	454,517	396,676	345,725	387,081
Cost of sales	209,895	195,182	176,108	172,070	215,138

Gross profit	303,320	259,335	220,568	173,655	171,943
Selling, general and administrative expenses	96,411	90,190	81,807	79,936	94,576
Research and development expenses	62,654	67,384	58,144	56,295	58,935

Operating income	144,255	101,761	80,617	37,424	18,432
Interest income	10,001	7,671	8,912	9,113	8,077
Interest expense	(2,535)	(2,542)	(2,534)	(2,572)	(2,069)
Other (expense) income, net	(59)	1,353	1,609	234	(29)
Net realized investment gains (losses)	1,712	1,773	226	(12,022)	(674)

Income before provision for income taxes	153,374	110,016	88,830	32,177	23,737
Provision for income taxes	52,224	34,875	27,315	7,401	6,408

Net income	$101,150	$75,141	$61,515	$24,776	$17,329

Weighted average shares outstanding-basic (5)	75,775	78,235	76,942	76,090	77,135
Weighted average shares outstanding-assuming dilution (2) (5)	77,966	80,985	80,739	76,443	77,353
Earnings per common share-basic (5)	$1.33	$0.96	$0.80	$0.33	$0.22
Earnings per common share-assuming dilution (2) (5)	$1.30	$0.93	$0.76	$0.32	$0.22
Dividends declared and paid per common share (3) (5)	$0.34	$0.32	$1.15	—	—

Balance Sheet Data

(in thousands)

At December 31,	2005	2004	2003	2002	2001
Working capital (4)	$344,305	$266,371	$220,069	$203,511	$217,387
Total assets	$652,618	$559,942	$592,309	$521,213	$522,537
Total debt	$50,000	$50,000	$50,000	$50,000	$50,000
Stockholders’ equity	$542,171	$466,637	$493,821	$435,212	$437,628

(1)	In the first quarter of 2005, ADTRAN made changes to the classification of prior period purchasing costs related to procurement of materials from selling, general and administrative expenses to cost of sales. These reclassifications are included in the numbers above and had no effect on previously reported net income or stockholders’ equity.
(2)	Assumes exercise of dilutive stock options calculated under the treasury method. See Notes 1 and 11 of Notes to Consolidated Financial Statements.
(3)	On July 14, 2003, the board of directors declared a special cash dividend of $1.00 per common share and a quarterly cash dividend of $0.075 per common share. Prior to July 14, 2003, ADTRAN had not declared any cash dividends on its common stock.
(4)	ADTRAN’s working capital consists of current assets less current liabilities.
(5)	On October 13, 2003, the board of directors declared, effective December 15, 2003, a two-for-one stock split to be effected in the form of a stock dividend of one share of common stock for each outstanding share of common stock for stockholders of record on December 1, 2003. Share and per share amounts, including stock options, in the accompanying Consolidated Statements of Income and Notes to Consolidated Financial Statements have been retroactively adjusted to reflect this stock split.

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

The year-over-year increase in HDSL/ T1 revenue is primarily attributable to increasing Carrier Networks sales of HDSL-based Total Access 3000 broadband platform products, partially offset by declining Enterprise Networks sales of Channel Service Units/ Data Service Units (CSU/DSU) products. The increase in HDSL revenue is the result of migration from non-intelligent legacy hardware to intelligent remote monitoring access hardware and a result of market share gains. The industry has integrated the functionality of CSU/DSUs into access routers, thereby reducing the requirement for a standalone CSU/DSU.

The year-over-year decrease in DBT/Total Reach sales is the result of newer and higher-speed technologies replacing the lower-speed technology of ISDN and DDS products. We have maintained our overall market share in DBT/Total Reach and continue to take advantage of market opportunities for these products where speed is not the main consideration: however, DBT/Total Reach is a declining market, which is being cannibalized by higher-speed DSL technology.

Our operating results have fluctuated on a quarterly basis in the past, and operating results may vary significantly in future periods due to a number of factors. We normally operate with very little order backlog. The majority of our sales in each quarter result from orders booked in that quarter and firm purchase orders released in that quarter by customers under agreements containing non-binding purchase commitments. Many of our customers require prompt delivery of products. This results in a limited backlog of orders for these products and requires us to maintain sufficient inventory levels to satisfy anticipated customer demand. If near-term demand for our products declines, or if potential sales in any quarter do not occur as anticipated, our financial results could be adversely affected. Operating expenses are relatively fixed in the short term; therefore, a shortfall in quarterly revenues could significantly impact our financial results in a given quarter. Maintaining sufficient inventory levels to assure prompt delivery of our products increases the amount of inventory which may become obsolete and increases the risk that the obsolescence of this inventory may have an adverse effect on our business and operating results.

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

Critical Accounting Policies and Estimates

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. These policies have been consistently applied across our two reportable segments: (1) Carrier Networks Division and (2) Enterprise Networks Division.

•	We review customer contracts to determine if all of the requirements for revenue recognition have been met prior to recording revenues from sales transactions. We generally record sales revenue upon shipment of our products, net of any rebates or discounts, since: (i) we generally do not have significant post-delivery obligations, (ii) the product price is fixed or determinable, (iii) collection of the resulting receivable is probable, and (iv) product returns are reasonably estimable. We generally ship products upon receipt of a purchase order from a customer. We evaluate shipping terms and we record revenue on products shipped in accordance with the applicable terms of each respective contract, generally FOB shipping point. In the case of consigned inventory, revenue is recognized when the customer assumes the risks and rewards of ownership of the product. We record revenue associated with installation services when the installation and all contractual obligations are complete. When contracts include both installation and product sales, the installation is considered as a separate deliverable item. Either the purchaser, ADTRAN, or a third party can perform installation of our products.

Sales returns are accrued based on historical sales return experience, which we believe provides a reasonable estimate of future returns. The majority of Enterprise Networks products are sold in the United States through a non-exclusive distribution network of major technology distributors. These organizations then distribute to an extensive network of value-added resellers and system integrators. Value-added resellers and system integrators may be affiliated with us as a channel partner, or they may purchase from the distributor in an unaffiliated fashion. Additionally, our distributors may return unused and unopened product for stock-balancing purposes when these returns are accompanied by offsetting orders for products of equal or greater value.

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

Prior to accepting a new customer, we perform a detailed credit review of the customer. Credit limits are established for each new customer based on the results of this credit review. Payment terms are established for each new customer, and collection experience is reviewed periodically in order to determine if the customer’s payment terms and credit limits need to be revised. We maintain allowances for doubtful accounts for losses resulting from the inability of our customers to make required payments. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, we may be required to make additional allowances. If circumstances change with regard to individual receivable balances that have previously been determined to be uncollectible (and for which a specific reserve has been established), a reduction in our allowance for doubtful accounts may be required. Our allowance for doubtful accounts was $0.3 million at December 31, 2005 and $0.4 million at December 31, 2004.

•	We carry our inventory at the lower of cost or market, with cost being determined using the first-in, first-out method. We use standard costs for material, labor, and manufacturing overhead to value our inventory. Our standard costs are updated on a monthly basis and any variances are expensed in the current period; therefore, our inventory costs approximate actual costs at the end of each reporting period. We write down our inventory for estimated obsolescence or unmarketable inventory by an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, we may be required to make additional inventory write-downs. Our reserve for excess and obsolete inventory was $5.3 million and $4.8 million at December 31, 2005 and 2004, respectively. Inventory write-downs charged to the reserve were $3.5 million, $4.7 million and $1.6 million for the years ended December 31, 2005, 2004 and 2003, respectively.

•	The objective of our short-term investment policy is to preserve principal and maintain adequate liquidity with appropriate diversification, while emphasizing market returns on our monetary assets. The objective of our long-term investment policy is principal preservation and total return; that is, the aggregate return from capital appreciation, dividend income, and interest income. These objectives are achieved through investments with appropriate diversification in fixed and variable rate income securities, public equity, and private equity portfolios. We have experienced significant volatility in the market prices of our publicly traded equity investments. These investments are recorded on the consolidated balance sheets at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss), net of tax. The ultimate realized value on these equity investments is subject to market price volatility until they are sold.

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

We also invest in privately held entities and record our investments in these entities at cost. We review our investments in these entities periodically in order to determine if circumstances (both financial and non-financial) exist that indicate that we will not recover our initial investment. Impairment charges are recorded on investments having a cost basis that is greater than the value that we would reasonably expect to receive in an arm’s length sale of the investment. In 2004 we recorded a write-down of our cost basis investments of $0.1 million. This write-down is included in net realized investment gains (losses) in the accompanying consolidated statement of income.

•	We estimate our income tax provision or benefit in each of the jurisdictions in which we operate, including estimating exposures related to examinations by taxing authorities. We also make judgments regarding the realization of deferred tax assets. The carrying value of our net deferred tax assets is based on our belief that it is more likely than not that we will generate sufficient future taxable income in certain jurisdictions to realize these deferred tax assets. A valuation allowance has been established for deferred tax assets which we do not believe meet the more-likely-than-not criteria established by Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. Our estimates regarding future taxable income and income tax provision or benefit may vary due to changes in market conditions, changes in tax laws, or other factors. If our assumptions, and consequently our estimates, change in the future, the valuation allowances we have established may be increased or decreased, impacting future income tax expense. For 2005, 2004 and 2003, the valuation allowance was $0.7 million, $0.6 million and $0.4 million, respectively. This valuation allowance is included in non-current deferred tax liabilities in the accompanying balance sheets.

•

Our products generally include warranties of one to ten years for product defects. We accrue for warranty returns based on our estimate of the cost to repair or replace the defective products at the time revenue is recognized. We engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers.

ADTRAN’s products continue to become more complex in both size and functionality as many of our product offerings migrate from line card applications to systems products. These products will require more warranty repairs to be completed at the installed location due to their size and complexity, rather than at a manufacturing site or repair depot. This field service obligation, as well as the increasing complexity of our products, will cause warranty obligations, when they arise, to be more costly. Our estimates regarding future warranty obligations may change due to product failure rates, material usage, and other rework costs incurred in correcting a product failure. In addition, from time to time, specific warranty accruals may be made if unforeseen problems arise. Should our actual experience relative to these factors be worse than our estimates, we will be required to record additional warranty expense. Alternatively, if we provide more reserves than we need, we will reverse a portion of such provisions in future periods. The liability for warranty returns totaled $4.0 million and $1.6 million at December 31, 2005 and 2004, respectively. These liabilities are included in accrued expenses in the accompanying consolidated balance sheets.

Results of Operations

The following table presents selected financial information derived from our consolidated statements of income expressed as a percentage of sales for the years indicated.

Year Ended December 31,	2005	2004	2003
Sales
Carrier Networks Division	75.2%	71.1%	67.4%
Enterprise Networks Division	24.8	28.9	32.6

Total sales	100.0%	100.0%	100.0%
Cost of sales	40.9	42.9	44.4

Gross profit	59.1	57.1	55.6
Selling, general and administrative expenses	18.8	19.9	20.6
Research and development expenses	12.2	14.8	14.7

Operating income	28.1	22.4	20.3
Interest income	1.9	1.7	2.3
Interest expense	(0.5)	(0.6)	(0.6)
Other income	0.1	0.3	0.4
Net realized investment gains	0.3	0.4	0.1

Income before provision for income taxes	29.9	24.2	22.4
Provision for income taxes	10.2	7.7	6.9

Net income	19.7%	16.5%	15.5%

2005 Compared to 2004

Sales

ADTRAN’s sales increased 12.9% from $454.5 million in 2004 to $513.2 million in 2005. The increase is primarily the result of increasing unit volume and market share gains in the Carrier Networks Division. In particular, the increase in overall sales is attributable to an increase in sales of our Systems and HDSL-based Total Access 3000 broadband platform products, partially offset by decreased sales of our DBT/Total Reach® products. The increase in Systems revenue is primarily attributable to sales of DSLAMs, optical access products, M13 multiplexers, and NetVanta products partially offset by a decrease in sales of IAD products.

Carrier Networks sales increased 19.4% from $323.3 million in 2004 to $386.1 million in 2005. Carrier Networks sales, as a percentage of total sales, increased from 71.1% in 2004 to 75.2% in 2005. The increase in Carrier Networks sales is primarily attributable to an increase in sales of DSLAMs, optical access products, and HDSL-based Total Access 3000 broadband platforms.

Enterprise Networks sales decreased 3.0% from $131.2 million in 2004 to $127.2 million in 2005. The decrease in Enterprise Networks sales is primarily related to decreases in IAD and CSU/DSU sales, partially offset by an increase in sales of NetVanta products. NetVanta internetworking products consist of access routers, VPN products, and Ethernet switches. The industry has integrated the functionality of CSU/DSUs, which are hardware units that terminates carrier services at the enterprise location, into access routers, thereby reducing the requirement for a standalone CSU/DSU. Enterprise Networks sales, as a percentage of total sales, decreased from 28.9% in 2004 to 24.8% in 2005.

Foreign sales increased 90.2% from $30.6 million in 2004 to $58.2 million in 2005. The increase in foreign sales is primarily attributable to increased revenue in Australia and Europe.

Cost of Sales

Cost of sales, as a percentage of sales, decreased from 42.9% in 2004 to 40.9% in 2005. The decrease is primarily related to manufacturing efficiencies, the timing differences between the recognition of cost reductions and the lowering of product selling prices, and the sales of higher margin new products. In addition, the decrease resulted from improvements in supply chain management, due to the implementation of an advanced planning system and a web-based procurement process, which has reduced cycle times and increased our manufacturing flexibility. We anticipate that continued deployment of supply chain applications augmented with process improvement strategies will result in further cost reductions, which we believe will provide a continued competitive advantage. Carrier Networks cost of sales, as a percent of division sales, decreased from 44.2% in 2004 to 41.5% in 2005. Enterprise Networks cost of sales, as a percent of division sales, decreased from 39.9% in 2004 to 39.0% in 2005.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 6.9% from $90.2 million in 2004 to $96.4 million in 2005. We incurred increases in professional services of $1.5 million related to audit and tax engagements, legal fees and maintenance/support agreements. Increases in sales and marketing expenses were $1.5 million, and increases in management incentive bonus costs were $1.6 million. Increased insurance costs were approximately $0.7 million and increased deferred compensation costs were $0.5 million. We also recorded $0.4 million of expense related to the acceleration of vesting of stock options for a retiring officer.

Selling, general and administrative expenses as a percentage of sales decreased from 19.9% in 2004 to 18.8% in 2005. Selling, general and administrative expenses include personnel costs for administration, finance, information systems, human resources, sales and marketing and general management, as well as rent, utilities, legal and accounting expenses, bad debt expense, advertising, promotional material, gains or losses on the disposal of property, plant, and equipment occurring in the normal course of business, trade show expenses, and related travel costs. The decrease in selling, general and administrative expenses as a percentage of sales is due to our continued control of discretionary spending. Selling, general and administrative expenses as a percent of sales will generally fluctuate whenever there is significant fluctuation in revenues during the periods being compared.

Research and Development Expenses

Research and development expenses decreased 7.0% from $67.4 million in 2004 to $62.7 million in 2005. As a percentage of sales, research and development expenses decreased from 14.8% in 2004 to 12.2% in 2005. The decrease in research and development expenses as a percentage of sales is primarily related to an increase in revenue combined with a decrease in product approval costs. Research and development expenses as a percent of sales have remained relatively stable due to our continued control of discretionary spending in areas such as travel, contract labor and training. Research and development expenses as a percentage of sales will fluctuate whenever there is a significant fluctuation in revenues during the periods being compared.

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

Interest and Dividend Income

Interest and dividend income increased 29.9% from $7.7 million in 2004 to $10.0 million in 2005. This increase is primarily related to increased fixed income investments, higher interest rates and the continuing realignment of our investment portfolio resulting in additional interest income.

Interest Expense

Interest expense on our taxable revenue bond remained constant at $2.5 million in 2005 and 2004. See “Liquidity and Capital Resources” below and Note 5 of Notes to Consolidated Financial Statements for additional information on our revenue bond.

Net Realized Investment Gains

Net realized investment gains remained relatively constant at $1.8 million in 2004 and $1.7 million in 2005.

Other Income (Expense)

Other income decreased from $1.4 million in 2004 to other expense of $0.1 million in 2005. This decrease is primarily related to a $1.0 million accrual for a litigation contingency. This contingency was resolved in 2006 as accrued.

Income Taxes

Our effective tax rate increased from 31.7% in 2004 to 34.1% in 2005. This increase is primarily due to more research and development tax credits being recognized in 2004 than in 2005. The level of our research and development activity increased during 2005; however, the impact of our research and development credit on the current year’s tax rate was diminished by increased earnings before tax over the prior year.

Net Income

As a result of the above factors, net income increased from $75.1 million in 2004 to $101.2 million in 2005. As a percentage of sales, net income increased from 16.5% in 2004 to 19.7% in 2005.

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

Cost of Sales

Cost of sales, as a percentage of sales, decreased from 44.4% in 2003 to 42.9% in 2004. The decrease is primarily related to manufacturing efficiencies, the timing differences between the recognition of cost reductions and the lowering of product selling prices, and the sales of higher margin new products. In addition, the decrease resulted from improvements in supply chain management, due to the implementation of an advanced planning system and a web-based procurement process, which has reduced cycle times and increased our manufacturing flexibility. We anticipate that continued deployment of supply chain applications augmented with process improvement strategies will result in further cost reductions, which we believe will provide a continued

competitive advantage. Carrier Networks cost of sales, as a percent of division sales, decreased from 46.2% in 2003 to 44.2% in 2004. Enterprise Networks cost of sales, as a percent of division sales, decreased from 40.7% in 2003 to 39.9% in 2004.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 10.4% from $81.8 million in 2003 to $90.2 million in 2004. This increase is primarily related to the increase in sales and the related increase in sales and marketing expenses. We also incurred increased insurance costs of approximately $1.1 million and increases in professional services costs related to Sarbanes-Oxley compliance. In addition, $0.7 million of bad debt expense was recorded in 2004, compared to $0 of bad debt expense recorded in 2003. During the year ended December 31, 2003, improving financial conditions among our customers allowed us to reduce our allowance for doubtful accounts by $0.7 million, resulting in a credit of $0.7 million to bad debt expense.

Selling, general and administrative expenses as a percentage of sales decreased from 20.6% in 2003 to 19.9% in 2004. Selling, general and administrative expenses include personnel costs for administration, finance, information systems, human resources, sales and marketing and general management, as well as rent, utilities, legal and accounting expenses, bad debt expense, advertising, promotional material, gains or losses on the disposal of property, plant, and equipment occurring in the normal course of business, trade show expenses, and related travel costs. The decrease in selling, general and administrative expenses as a percentage of sales is due to our continued control of discretionary spending. Selling, general and administrative expenses as a percent of sales will generally fluctuate whenever there is significant fluctuation in revenues during the periods being compared.

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

Interest Expense

Interest expense on our taxable revenue bond remained constant at $2.5 million in 2004 and 2003. See “Liquidity and Capital Resources” below and Note 5 of Notes to Consolidated Financial Statements for additional information on our revenue bond.

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

Liquidity and Capital Resources

Fifty million dollars of the expansion of Phase III of our corporate headquarters was approved for participation in an incentive program offered by the Alabama State Industrial Development Authority (the “Authority”). The incentive program enables participating companies to generate Alabama corporate income tax credits that can be used to reduce the amount of Alabama corporate income taxes that would otherwise be payable. We cannot be certain that the state of Alabama will continue to make these corporate income tax credits available in the future; therefore, we may not realize the full benefit of these incentives. Through December 31, 2005, the Authority had issued $50.0 million of its taxable revenue bonds pursuant to the incentive program and loaned the proceeds from the sale of the bonds to ADTRAN. We are required to make payments to the Authority in the amounts necessary to pay the principal of and interest on the Authority’s Taxable Revenue Bond, Series 1995, as amended, currently outstanding in the aggregate principal amount of $50.0 million. The bond matures on January 1, 2020, and bears interest at the rate of 5% per annum. Included in long-term investments are $50.0 million of restricted funds, which is a collateral deposit against the principal amount of this bond. In conjunction with this program, we are eligible to receive certain economic incentives from the state of Alabama that reduce the amount of payroll withholdings that we are required to remit to the state for those employment positions that qualify under the program. Our economic incentives realized for the years ended December 31, 2005, 2004 and 2003 were $1.4 million, $1.3 million and $1.5 million, respectively.

The following table shows dividends paid in each quarter of 2005 and 2004. The board of directors presently anticipates that it will declare a regular quarterly dividend so long as the present tax treatment of dividends exists and adequate levels of liquidity are maintained.

Dividends per Common Share

	2005	2004
First Quarter	$0.08	$0.08
Second Quarter	$0.08	$0.08
Third Quarter	$0.09	$0.08
Fourth Quarter	$0.09	$0.08

At December 31, 2005 and 2004, we held $91.6 million and $93.4 million, respectively, of auction rate municipal bonds and variable rate municipal demand notes classified as available-for-sale short-term investments. Our investments in these securities are recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset every seven to 35 days. Despite the long-term nature of their stated contractual maturities, we have the ability to quickly liquidate these securities. As a result, we had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from our current investments. All income generated from these current investments was recorded as interest income.

Our working capital, which consists of current assets less current liabilities, increased 29.2% from $266.4 million as of December 31, 2004 to $344.3 million as of December 31, 2005. The quick ratio, defined as cash, cash equivalents, short-term investments, and net accounts receivable, divided by current liabilities, decreased from 6.83 as of December 31, 2004 to 6.53 as of December 31, 2005. The current ratio, defined as current assets divided by current liabilities, decreased from 8.40 as of December 31, 2004 to 7.74 as of December 31, 2005. These liquidity ratios will fluctuate with increased business growth and as our inventory, accounts receivable and income tax position change. The decreases in these ratios from 2004 to 2005 are primarily due to the increases in accrued expenses and income tax payable at December 31, 2005.

At December 31, 2005, we had an income tax payable of $4.6 million primarily related to current year taxable income. At December 31, 2004, we had an income tax receivable of $2.4 million primarily related to amended tax filings for additional federal research and development tax credits. We receive an income tax deduction for the difference between the exercise price and the market price of a non-qualified stock option upon exercise by employees. We recorded $8.0 million and $3.0 million for the years ended December 31, 2005 and 2004, respectively, as an income tax deduction for the difference between the exercise price and the market price of non-qualified stock option exercises.

At December 31, 2005, cash on hand was $112.8 million and short-term investments were $154.1 million, which placed our short-term liquidity at $266.9 million. Short-term investments at December 31, 2005 include $0.9 million related to our deferred compensation plan. At December 31, 2004, our cash on hand of $57.6 million and short-term investments of $124.8 million placed our short-term liquidity at $182.4 million. The increase from 2004 to 2005 is primarily attributable to our ability to generate cash from operations and a net temporary movement of monetary assets from long-term investments to cash and cash equivalents, partially offset by purchases of company common stock and dividend payments.

At December 31, 2005, our long-term investments remained relatively constant at $170.8 million from $167.6 million at December 31, 2004. Long-term investments at December 31, 2005 and December 31, 2004 include a restricted balance of $50.0 million related to our revenue bonds, as discussed above. Long-term investments at December 31, 2005 also include $1.5 million related to our deferred compensation plan.

Accounts receivable increased 3.9% from December 31, 2004 to December 31, 2005. Quarterly days sales outstanding decreased 13 days from 56 days as of December 31, 2004 to 43 days as of December 31, 2005. Other receivables decreased 25.9% from December 31, 2004 to December 31, 2005, primarily resulting from timing and fluctuations of payments from subcontractors. Quarterly inventory turnover increased from 4.70 turns as of December 31, 2004 to 4.34 turns as of December 31, 2005. Inventory increased 18.8% from December 31, 2004 to December 31, 2005 due to the general increase in business activity.

Accounts payable increased 12.4% from December 31, 2004 to December 31, 2005. These increases are primarily related to variations of the timing of our payments and the general increase in business activity. Accrued expenses increased 105.6%, or $2.5 million, from December 31, 2004 to December 31, 2005 primarily due to the increase in warranty reserves related to increased failure rates in newly released products. Capital expenditures totaled approximately $8.9 million, $7.2 million and $6.8 million for the years ended December 31, 2005, 2004 and 2003, respectively. These expenditures were primarily used to purchase computer hardware and software, and manufacturing and test equipment.

In July 2001, ADTRAN announced that its board of directors approved the repurchase of 2,000,000 shares of its common stock. With the repurchase of 323,400 shares in April 2004 for $8.0 million, ADTRAN completed this share repurchase plan. On April 29, 2004, ADTRAN announced that its board of directors approved the repurchase of up to 4,000,000 shares of its common stock. As of December 31, 2004, we had repurchased 2,999,300 shares of our common stock at a total cost of $72.9 million and had the authority to purchase an additional 1,000,700 shares. During February 2005, the purchase of 1,000,700 shares completed this repurchase plan for a total cost of $90.9 million. On February 11, 2005, ADTRAN announced that its board of directors approved the repurchase of up to 5,000,000 shares of its common stock. As of December 31, 2005, we had repurchased a total of 286,563 shares of common stock under this plan at a total cost of $6.1 million, and have the authority to purchase an additional 4,713,437 shares.

We issued 1,413,378 shares of treasury stock for $16.9 million during the year ended December 31, 2005 to accommodate employee stock option exercises. During 2004, we issued 84,794 shares of treasury stock and 357,601 newly issued shares of common stock for $5.6 million to accommodate employee stock option exercises. During 2003, we issued 4,125,242 shares of treasury stock and 404,029 newly issued shares of common stock for $55.1 million to accommodate employee stock option exercises.

We intend to finance our operations with cash flow from operations. We have used, and expect to continue to use, the cash generated from operations for working capital, dividend payments, and other general corporate purposes, including (i) product development activities to enhance our existing products and develop new products and (ii) expansion of sales and marketing activities. We believe this source of funds to be adequate to meet our operating and capital needs for the foreseeable future.

We have various contractual obligations and commercial commitments. The following table sets forth, in millions, the annual payments we are required to make under contractual cash obligations and other commercial commitments at December 31, 2005.

Contractual Obligations

(In millions)	Total	2006	2007	2008	2009	After 2009
Long-term debt	$50.0	$—	$—	$—	$—	$50.0
Interest on long-term debt	35.0	2.5	2.5	$2.5	2.5	25.0
Investment commitments	3.4	3.4	—	—	—	—
Operating lease obligations	1.3	0.7	0.5	0.1	—	—
Purchase obligations	34.1	34.1	—	—	—	—

Totals	$123.8	$40.7	$3.0	$2.6	$2.5	$75.0

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

We do not have off-balance sheet financing arrangements and have not engaged in any related party transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources. See Notes 5 and 10 of Notes to Consolidated Financial Statements for additional information on our revenue bond and operating lease obligations, respectively. We have committed to invest up to an aggregate of $7.85 million in two private equity funds, of which $4.5 million has been invested to date. At December 31, 2005, we had outstanding purchase agreements with vendors of approximately $34.1 million to purchase materials and services.

Effect of Recent Accounting Pronouncements

In November 2005, the Financial Accounting Standards Board (FASB) issued Financial Statement of Position (FSP) FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP nullifies certain requirements of Emerging Issues Task Force Bulletin (EITF) 03-1 and supersedes EITF Abstracts, Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value. This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment, and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP is effective for reporting periods beginning after December 15, 2005, and is required to be adopted by ADTRAN effective January 1, 2006. We are continuing to evaluate this guidance and the impact it will have on our consolidated results of operations or financial condition. For a discussion of our investments, see Note 2 to the Notes to Consolidated Financial Statements.

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

In December 2004, the FASB issued SFAS No. 123R, Share Based Payment. SFAS No. 123R revises the guidance in SFAS No. 123 and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25) and its related implementation guidance. SFAS No. 123R focuses primarily on the accounting for share-based payments to employees in exchange for services, and it requires a public entity to measure and recognize compensation cost for these payments. SFAS No. 123R is effective for fiscal years beginning after June 15, 2005 and was adopted by ADTRAN effective January 1, 2006. SFAS No. 123R requires ADTRAN to recognize the cost of employee services received in exchange for its equity instruments. Currently, in accordance with APB No. 25, we record the intrinsic value of stock-based compensation as expense. Accordingly, no compensation expense is currently recognized for fixed stock option plans, as the exercise price equals the stock price on the date of grant. Under SFAS No. 123R, ADTRAN will be required to measure compensation expense over the options’ requisite service period based on the stock options’ fair value at the date the options are granted. SFAS No. 123R allows for the use of the Black-Scholes or a lattice option-pricing model to value such options.

ADTRAN has determined that it will use the Black-Scholes option-pricing model to calculate the fair value of its options. As allowed by SFAS No. 123R, ADTRAN will elect to use the Modified Prospective Application method, which applies the Statement to new awards and modified awards after the effective date, and to any unvested awards as service is rendered on or after the effective date. ADTRAN expects the adoption of SFAS No. 123R to reduce 2006 diluted earnings per share by approximately $0.08 per share. This estimate is based on the number of options currently outstanding and exercisable and could change based on the number of options granted or forfeited in 2006. ADTRAN is continuing to evaluate this guidance and the impact it will have on its consolidated results of operations or financial condition. For a discussion of our stock-based compensation plans and agreements, see Note 7 to the Notes to Consolidated Financial Statements.

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

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS 154 replaces APB No. 20 and SFAS No. 3. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impractical and for reporting a change when retrospective application is impractical. SFAS No. 154 also addresses the reporting of an error by restating previously issued financial statements. SFAS No. 154 becomes effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. ADTRAN adopted this pronouncement effective January 1, 2006.

In June 2005, the FASB issued FASB Staff Position No. FAS 143-1, Accounting for Electronic Waste Obligations (FSP FAS 143-1). This position provides guidance on accounting for electronic equipment waste obligations associated with Directive 2002/96/EC on Waste Electrical and Electronic Equipment (the “Directive”) adopted by the European Union. In particular, the new guidance specifies the appropriate accounting for obligations to dispose of “historical” waste, defined as electronic waste obligations relating to equipment put on the market prior to August 13, 2005. Under the Directive, when historical waste equipment is replaced, the waste management obligation for that equipment may be transferred to the producer of the replacement equipment depending upon the law adopted by the applicable European Union country. In this case, the producer of the new asset should recognize revenue for the total amount received reduced by the fair value of the obligation required for disposal of the replaced asset. The producer of the new asset should derecognize the liability when the obligation is settled. FSP FAS 143-1 is effective for reporting periods ending after June 8, 2005 and was adopted by ADTRAN on July 1, 2005. Adoption of FSP FAS 143-1 did not have a material impact on our consolidated results of operations or financial conditions.

In July 2005, the FASB issued a proposed Interpretation, Accounting for Uncertain Tax Provisions, an Interpretation of FASB Statement 109. This proposed Interpretation would clarify the accounting for uncertain tax positions as described in SFAS No. 109, Accounting for Income Taxes, and would require a company to recognize, in its financial statements, the best estimate of the impact of a tax position only if that position is probable of being sustained on an audit basis solely on the technical merit of the position. On October 10, 2005, the FASB confirmed that the guidance in this proposed Interpretation has been delayed and will not be finalized before the first quarter of 2006. ADTRAN will continue to monitor this guidance and the impact it might have on its consolidated results of operations or financial condition.

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

Management assessed the effectiveness of ADTRAN’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment and those criteria, management has concluded that ADTRAN maintained effective internal control over financial reporting as of December 31, 2005.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of ADTRAN, Inc.

We have completed integrated audits of ADTRAN, Inc.’s December 31, 2005 and December 31, 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its December 31, 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of ADTRAN, Inc. and its subsidiaries at December 31, 2005 and December 31, 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP Birmingham, Alabama March 2, 2006

Financial Statements

ADTRAN, INC.

Consolidated Balance Sheets

December 31, 2005 and 2004

(In thousands, except per share amounts)	2005	2004
ASSETS
Current assets
Cash and cash equivalents	$112,794	$57,602
Short-term investments	154,080	124,831
Accounts receivable, less allowance for doubtful accounts of $349 and $361 at December 31, 2005 and 2004, respectively	66,246	63,729
Other receivables	3,214	4,335
Income tax receivable	—	2,442
Inventory, net	50,266	42,316
Prepaid expenses	2,794	2,643
Deferred tax assets	5,960	4,488

Total current assets	395,354	302,386

Property, plant and equipment, net	85,033	89,361
Deferred tax assets	898	—
Other assets	497	586
Long-term investments	170,836	167,609

Total assets	$652,618	$559,942

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$25,682	$22,856
Unearned revenue	4,318	2,468
Accrued expenses	4,820	2,344
Accrued payroll	11,678	8,347
Income tax payable	4,551	—

Total current liabilities	51,049	36,015
Deferred tax liabilities	5,330	4,825
Other non-current liabilities	4,068	2,465
Bonds payable	50,000	50,000

Total liabilities	110,447	93,305
Commitments and contingencies (see Note 10)

Stockholders’ equity
Common stock, par value $0.01 per share; 200,000 shares authorized; 79,652 issued and outstanding in 2005 and 2004	797	797
Additional paid-in capital	135,582	142,243
Accumulated other comprehensive income	4,172	5,235
Retained earnings	472,558	397,228
Less treasury stock at cost: 3,116 shares at December 31, 2005 and 3,238 shares at December 31, 2004	(70,938)	(78,866)

Total stockholders’ equity	542,171	466,637

Total liabilities and stockholders’ equity	$652,618	$559,942

The accompanying notes are an integral part of these consolidated financial statements.

ADTRAN, INC.

Consolidated Statements of Income

Years ended December 31, 2005, 2004 and 2003

(In thousands, except per share amounts)	2005	2004	2003
Sales	$513,215	$454,517	$396,676
Cost of sales	209,895	195,182	176,108

Gross profit	303,320	259,335	220,568
Selling, general and administrative expenses	96,411	90,190	81,807
Research and development expenses	62,654	67,384	58,144

Operating income	144,255	101,761	80,617
Interest and dividend income	10,001	7,671	8,912
Interest expense	(2,535)	(2,542)	(2,534)
Other (expense) income	(59)	1,353	1,609
Net realized investment gains	1,712	1,773	226

Income before provision for income taxes	153,374	110,016	88,830
Provision for income taxes	52,224	34,875	27,315

Net income	$101,150	$75,141	$61,515

Weighted average shares outstanding	75,775	78,235	76,942
Weighted average shares outstanding assuming dilution (1)	77,966	80,985	80,739

Earnings per common share – basic	$1.33	$0.96	$0.80
Earnings per common share – assuming dilution (1)	$1.30	$0.93	$0.76

(1)	Assumes exercise of dilutive stock options calculated under the treasury method. See Notes 1 and 11 of the Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

ADTRAN, INC.

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss)

Years ended December 31, 2005, 2004 and 2003

(In thousands)	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, December 31, 2002	39,445	$394	$96,982	$375,010	$(40,271)	$3,097	$435,212
Net Income				61,515			61,515
Dividend payments				(88,926)			(88,926)
Other comprehensive income, net of tax:
Change in unrealized gain on marketable securities (net of deferred tax of $4,484)						7,618

Reclassification adjustment for amounts included in net income (net of income tax of $576)						(997)
Unrealized foreign exchange translation (net of deferred tax of $141)						294
Other comprehensive income, subtotal							6,915
Stock options exercised:
Various prices per share	214	2	14,814		40,271		55,087
100% stock dividend	39,635	397		(397)			0
Income tax benefit from exercise of non-qualified stock options			23,637				23,637
Issue of options below fair market value			381				381

Balance, December 31, 2003	79,294	$793	$135,814	$347,202	$0	$10,012	$493,821
Net Income				75,141			75,141
Dividend payments				(25,115)			(25,115)
Other comprehensive loss, net of tax:
Change in unrealized gain on marketable securities (net of deferred tax of $1,516)						(2,632)

Reclassification adjustment for amounts included in net income (net of income tax of $1,273)						(2,208)
Unrealized foreign exchange translation (net of deferred tax of $45)						63
Other comprehensive loss, subtotal							(4,777)
Stock options exercised:
Various prices per share	358	4	3,465		2,088		5,557
Purchase of treasury stock: 3,323 shares					(80,954)		(80,954)
Income tax benefit from exercise of non-qualified stock options			2,964				2,964

Balance, December 31, 2004	79,652	$797	$142,243	$397,228	$(78,866)	$5,235	$466,637
Net Income				101,150			101,150
Dividend payments				(25,820)			(25,820)
Other comprehensive loss, net of tax:
Change in unrealized gain on marketable securities (net of deferred tax of $617)						861

Reclassification adjustment for amounts included in net income (net of income tax of $752)						(1,302)
Unrealized foreign exchange translation (net of deferred tax of $0)						(622)
Other comprehensive loss, subtotal							(1,063)
Stock options exercised:
Various prices per share			(15,064)		32,002		16,938
Purchase of treasury stock: 1,287 shares					(24,074)		(24,074)
Income tax benefit from exercise of non-qualified stock options			7,981				7,981
Accelerated vesting of stock options			422				422

Balance, December 31, 2005	79,652	$797	$135,582	$472,558	$(70,938)	$4,172	$542,171

ADTRAN issued 1,413 shares, 281 shares and 4,125 shares of treasury stock, and issued 0 shares, 358 shares and 214 shares of previously un-issued common stock to accommodate employee stock option exercises during 2005, 2004 and 2003, respectively. In 2005 and 2003, ADTRAN received 25 shares and 14 shares, respectively, of shares previously held for at least six months as payment of the exercise price for employee stock options. None of the transactions with respect to these shares were made in the open market. The average price paid per share with respect to these transactions was based on the closing price of the common stock on the NASDAQ National Market on the date of the transaction.

The accompanying notes are an integral part of these consolidated financial statements.

ADTRAN, INC.

Consolidated Statements of Cash Flows

Years ended December 31, 2005, 2004 and 2003

(In thousands)	2005	2004	2003
Cash flows from operating activities
Net income	$101,150	$75,141	$61,515
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,199	15,373	15,247
Loss on sale of property, plant and equipment	3	65	3
Gain on sale of long-term investments	(1,712)	(1,773)	(226)
Non-cash compensation expense	422	—	381
Deferred income taxes	(1,644)	(769)	2,812
Income tax benefit from exercise of non-qualified stock options	7,981	2,964	23,638
Change in operating assets and liabilities:
Accounts receivable, net	(2,517)	(11,345)	(13,502)
Other receivables	1,121	2,653	(2,528)
Income tax receivable	2,442	9,144	(11,586)
Inventory, net	(7,950)	(2,341)	(49)
Prepaid expenses and other assets	(148)	(572)	498
Accounts payable	2,826	(1,965)	10,241
Accrued expenses and other liabilities	9,259	(752)	3,683
Income taxes payable	4,551	—	(4,773)

Net cash provided by operating activities	128,983	85,823	85,354
Cash flows from investing activities
Expenditures for property, plant and equipment	(8,876)	(7,165)	(6,782)
Proceeds from the disposition of property, plant and equipment	2	32	38
Proceeds from sale of available-for-sale investments	211,288	126,610	99,421
Purchases of available-for-sale investments	(242,627)	(146,018)	(176,312)
Proceeds from maturities of held-to-maturity investments	—	4,720	18,738
Purchases of held-to-maturity investments	—	—	(10,856)

Net cash used in investing activities	(40,213)	(21,821)	(75,753)
Cash flows from financing activities
Proceeds from issuance of common stock	16,938	5,557	55,087
Purchase of treasury stock	(24,074)	(80,954)	—
Dividend payments	(25,820)	(25,115)	(88,927)

Net cash used in financing activities	(32,956)	(100,512)	(33,840)
Net increase (decrease) in cash and cash equivalents	55,814	(36,510)	(24,239)
Effect of exchange rate changes	(622)	64	294
Cash and cash equivalents, beginning of year	57,602	94,048	117,993

Cash and cash equivalents, end of year	$112,794	$57,602	$94,048

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$2,667	$2,542	$2,576
Cash paid during the year for income taxes	$40,311	$25,113	$14,061

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

Cash and Cash Equivalents

Cash and cash equivalents represent demand deposits, money market accounts, and short-term investments classified as available for sale (see Note 2) with original maturities of three months or less.

Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the immediate or short-term maturity of these financial instruments. The carrying amount reported for bonds payable approximates fair value.

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

Long-term investments represent restricted money market funds, municipal bonds, marketable equity securities, and other equity and debt investments. The fair value of the restricted money market funds approximates fair value due to a variable interest rate. Marketable equity securities are reported at market value as determined by the most recently traded price of the securities at the balance sheet date, although the securities may not be readily marketable due to the size of the available market. Unrealized gains and losses, net of tax, are reported as a separate component of stockholders’ equity. Realized gains and losses on sales of securities are computed under the specific identification method and are included in current income. We periodically review our investment portfolio for investments considered to have sustained an other-than-temporary decline in value. Impairment charges for other-than-temporary declines in value are recorded as realized losses in the accompanying consolidated statements of income. Our investments at December 31, 2005 and 2004 are classified as available-for-sale (see Note 2).

Other Receivables

Other receivables are comprised primarily of accrued interest, amounts due from subcontract manufacturers for product component transfer, and rebates due from vendors.

Inventory

Inventory is carried at the lower of cost or market, with cost being determined using the first-in, first-out method. Standard costs for material, labor, and manufacturing overhead are used to value inventory. All standard costs are rolled forward on a monthly basis; therefore, inventory costs approximate actual costs at the end of each reporting period. We establish reserves for estimated excess, obsolete, or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value of the inventory based upon assumptions about future demand and market conditions. When we dispose of excess and obsolete inventories, the related write-downs are charged against the inventory reserve.

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

Liability for Warranty

Our products generally include warranties of one to ten years for product defects. We accrue for warranty returns at the cost to repair or replace the defective products at the time revenue is recognized. We engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers. ADTRAN’s products continue to become more complex in both size and functionality as many many of our product offerings migrate from line card applications to systems products. These products will require more warranty repairs to be completed at the installed location due to their size and complexity, rather than at a manufacturing site or repair depot. This field service obligation, as well as the increasing complexity of our products, will cause warranty obligations, when they arise, to be more expensive. Our warranty obligation is affected by product failure rates, material usage, and other rework costs incurred in correcting a product failure. In addition, from time to time, specific warranty accruals may be made if unforeseen problems arise. Should our actual experience relative to these factors be worse than our estimates, we will be required to record additional warranty expense. Alternatively, if we provide more reserves than we need, we will reverse a portion of such provisions in future periods. The liability for warranty returns totaled $4.0 million and $1.6 million at December 31, 2005 and 2004 respectively. These liabilities are included in accrued expenses in the accompanying consolidated balance sheets.

Year Ended December 31, (in thousands)	2005	2004
Balance at beginning of period	$1,560	$1,541
Plus: amounts charged to cost and expenses	4,320	2,054
Less: deductions	(1,908)	(2,035)

Balance at end of period	$3,972	$1,560

Impairment of Long-Lived Assets

We review long-lived assets for impairment under the guidance prescribed by Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We evaluate long-lived assets used in operations for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying values. An impairment loss would be recognized in the amount by which the recorded value of the asset exceeds the fair value of the asset, measured by the quoted market price of an asset or an estimate based on the best information available in the circumstances. There were no such losses recognized during 2005, 2004 and 2003.

Research and Development Costs

Research and development costs are expensed as incurred and include compensation for engineers, support personnel, outside contracted services, and material costs associated with new product development, the enhancement of current products, and product cost reductions. We continually evaluate new product opportunities and engage in intensive research and product development efforts. Research and development costs totaled $62.7 million, $67.4 million and $58.1 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was $2.7 million, $2.9 million, and $2.2 million for the years ended December 31, 2005, 2004 and 2003, respectively.

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

The majority of Enterprise Networks products are sold in the United States through a non-exclusive distribution network of major technology distributors. These large organizations then distribute to an extensive network of value-added resellers and system integrators. Value-added resellers and system integrators may be affiliated with us as a channel partner, or they may purchase from the distributor in an unaffiliated fashion. Our distributors may return unused and unopened product for stock-balancing purposes when such returns are accompanied by offsetting orders for products of equal or greater value.

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

Other (Expense) Income

Other (expense) income includes miscellaneous income or expense, gains or losses on foreign currency transactions, raw material scrap sales, litigation costs, and net recoveries from former customers.

Stock-Based Compensation

We record compensation expense for all stock-based compensation plans using the intrinsic value method in which compensation expense, if any, is measured as the excess of the market price of the stock over the exercise price of the award on the measurement date. We recorded $0.3 million, net of tax, of compensation expense in 2005 related to the acceleration of vesting of stock options for a retiring officer.

We apply Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25) and its related interpretations in accounting for our stock option plans. Had compensation cost for our stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed in SFAS No. 123, Accounting for Stock-Based Compensation, net income and earnings per share would have been reduced to the pro forma amounts indicated below:

Pro Forma Net Income and Earnings per Share

(in thousands, except per share amounts)	2005	2004	2003
Net income - as reported	$101,150	$75,141	$61,515
Add: stock-based compensation expense included in reported net income, net of tax	278	—	216
Less: stock-based compensation expense, net of tax	(8,627)	(18,112)	(22,755)

Net income – pro forma	$92,801	$57,029	$38,976

Earnings per share
Basic-as reported	$1.33	$0.96	$0.80
Basic-pro forma	$1.22	$0.73	$0.50

Diluted-as reported	$1.30	$0.93	$0.76
Diluted-pro forma	$1.19	$0.70	$0.48

The pro forma amounts reflected above are not representative of the effects on reported net income in future years because, in general, the options granted typically do not vest for several years and additional awards are made each year. The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

Weighted Average Assumptions

	2005	2004	2003
Expected dividend yield	1.18%	1.44%	0.93%
Expected life (years)	5.00	5.00	5.00
Expected volatility	55.48%	60.00%	55.90%
Risk-free interest rate	4.35%	3.34%	3.20%

In December 2004, the FASB issued SFAS No. 123R, Share Based Payment. SFAS No. 123R revises the guidance in SFAS No. 123 and supersedes APB No. 25 and its related implementation guidance. SFAS No. 123R focuses primarily on the accounting for share-based payments to employees in exchange for services, and it requires a public entity to measure and recognize compensation cost for these payments. SFAS No. 123R is effective for fiscal years beginning after June 15, 2005 and was adopted by ADTRAN effective January 1, 2006. SFAS No. 123R requires ADTRAN to recognize the cost of employee services received in exchange for its equity instruments. Currently, in accordance with APB No. 25, we record the intrinsic value of stock-based compensation as expense. Accordingly, no compensation expense is currently recognized for fixed stock option plans, as the exercise price equals the stock price on the date of grant. Under SFAS No. 123R, ADTRAN will be required to measure compensation expense over the options’ requisite service period based on the stock options’ fair value at the date the options are granted. SFAS No. 123R allows for the use of the Black-Scholes or a lattice option-pricing model to value such options.

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

Dividends

The board of directors presently anticipates that it will declare a regular quarterly dividend so long as the current tax treatment of dividends exists and adequate levels of liquidity are maintained. During the year ended December 31, 2005, ADTRAN paid $25.8 million in dividend payments. On January 23, 2006, the board of directors declared a quarterly cash dividend of $0.09 per common share to be paid to holders of record at the close of business on February 7, 2006. The ex-dividend date was February 3, 2006 and the payment date was February 17, 2006. The quarterly dividend payment was $6.9 million.

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

Changes in Classifications

In the first quarter of 2005, ADTRAN made changes to the classifications of purchasing costs related to procurement of materials from selling, general and administrative expenses to cost of sales. These and certain other reclassifications have been made to the 2004 and 2003 consolidated financial statements in order to conform to the 2005 presentation. These reclassifications had no effect on previously reported net income, cash flows from operations, or total stockholders’ equity.

Recently Issued Accounting Standards

In November 2005, the Financial Accounting Standards Board (FASB) issued Financial Statement of Position (FSP) FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP nullifies certain requirements of Emerging Issues Task Force (EITF) 03-1 and supersedes EITF Abstracts, Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value. This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment, and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP is effective for reporting periods beginning after December 15, 2005, and is required to be adopted by ADTRAN effective January 1, 2006. We are continuing to evaluate this guidance and the impact it will have on our consolidated results of operations or financial condition. For a discussion of our investments, see Note 2.

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

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS 154 replaces APB No. 20 and SFAS No. 3. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impractical and for reporting a change when retrospective application is impractical. SFAS No. 154 also addresses the reporting of an error by restating previously issued financial statements. SFAS No. 154 becomes effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. ADTRAN adopted this pronouncement effective January 1, 2006.

In June 2005, the FASB issued FASB Staff Position No. FAS 143-1, Accounting for Electronic Waste Obligations (FSP FAS 143-1). This position provides guidance on accounting for electronic equipment waste obligations associated with Directive 2002/96/EC on Waste Electrical and Electronic Equipment (the “Directive”) adopted by the European Union. In particular, the new guidance specifies the appropriate accounting for obligations to dispose of “historical” waste, defined as electronic waste obligations relating to equipment put on the market prior to August 13, 2005. Under the Directive, when historical waste equipment is replaced, the waste management obligation for that equipment may be transferred to the producer of the replacement equipment depending upon the law adopted by the applicable European Union country. In this case, the producer of the new asset should recognize revenue for the total amount received reduced by the fair value of the obligation required for disposal of the replaced asset. The producer of the new asset should derecognize the liability when the obligation is settled. FSP FAS 143-1 is effective for reporting periods ending after June 8, 2005 and was adopted by ADTRAN on July 1, 2005. Adoption of FSP FAS 143-1 did not have a material impact on our consolidated results of operations or financial conditions.

In July 2005, the FASB issued a proposed Interpretation, Accounting for Uncertain Tax Provisions, an Interpretation of FASB Statement 109. This proposed Interpretation would clarify the accounting for uncertain tax positions as described in SFAS No. 109, Accounting for Income Taxes, and would require a company to recognize, in its financial statements, the best estimate of the impact of a tax position only if that position is probable of being sustained on an audit basis solely on the technical merit of the position. On October 10, 2005, the FASB confirmed that the guidance in this proposed Interpretation has been delayed and will not be finalized before the first quarter of 2006. ADTRAN will continue to monitor this guidance and the impact it might have on its consolidated results of operations or financial condition.

Note 2 - Investments

We classify our investments as either available-for-sale or held-to-maturity. At December 31, 2005 and 2004, we held the following securities, recorded at either fair value or amortized cost, which approximates fair value.

(In thousands)	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
December 31, 2005

Available-for-sale securities
Restricted investments	$52,248	$165	$—	$52,413
Municipal bonds and fixed income mutual funds	159,023	26	(1,343)	157,706
Marketable equity securities	12,385	8,373	(179)	20,579
Auction rate securities	91,584	—	—	91,584
Other equity securities	2,634	—	—	2,634

Total available-for-sale securities	$317,874	$8,564	$(1,522)	$324,916

December 31, 2004

Available-for-sale securities
Restricted investments	$50,000	$—	$—	$50,000
Municipal bonds and fixed income mutual funds	126,697	283	(508)	126,472
Marketable equity securities	12,568	8,148	(232)	20,484
Auction rate securities	93,382	—	—	93,382
Other equity securities	2,102	—	—	2,102

Total available-for-sale securities	$284,749	$8,431	$(740)	$292,440

Restricted investments at December 31, 2005 include $50.0 million invested in restricted money market funds and $2.4 million of deferred compensation plan assets. Restricted investments at December 31, 2004 consist of $50.0 million invested in restricted money market funds.

At December 31, 2005 and 2004, we held $91.6 million and $93.4 million, respectively, of auction rate municipal bonds and variable rate municipal demand notes classified as available-for-sale short-term investments. Our investments in these securities are recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset every seven to 35 days. Despite the long-term nature of their stated contractual maturities, we have the ability to quickly liquidate these securities. As a result, we had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from these current investments. All income generated from these current investments was recorded as interest income.

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

Gross realized gains on the sale of securities were approximately $1.9 million, $3.8 million and $2.2 million for the years ended December 31, 2005, 2004 and 2003, respectively. Gross realized losses on the sale of securities were approximately $0.4 million, $2.0 million and $1.7 million for the years ended December 31, 2005, 2004 and 2003, respectively. As of December 31, 2005 and 2004, we had net unrealized gains of $7.0 million and $7.7 million, respectively. As of December 31, 2005 and 2004, we had $0.9 million and $0.2 million, respectively of unrealized losses with durations greater than 12 months. The fair values of investments with unrealized losses were $134.1 million and $22.5 million at December 31, 2005 and 2004, respectively.

We also invest in privately held companies and record our investments in these entities at cost or impaired cost. As of December 31, 2005 and 2004, we had $2.6 million and $2.1 million, respectively, of investments carried at cost or impaired cost. These investments are included in long-term investments in the accompanying consolidated balance sheets. We review our investments in these entities periodically in order to determine if circumstances (both financial and non-financial) exist that indicate that we will not recover our initial investment. Impairment charges are recorded on investments having a cost basis that is greater than the value that we would reasonably expect to receive in an arm’s length sale of the investment. During 2005, 2004 and 2003, we recognized gross losses of $0, $0.1 million and $0, respectively, on cost basis investments.

During the year ended December 31, 2004, we received $1.0 million for investments that were classified as held-to-maturity and had previously been written down to $0.3 million. These transactions resulted in a net realized gain of $0.7 million and were the result of the sale of our investment in a private company.

We have committed to invest an aggregate of up to $7.9 million in two private equity funds, of which $4.5 million has been invested to date. The duration of each of these commitments is ten years, with $0.8 million expiring in 2010 and $2.6 million expiring in 2012. This investment is included in our total available-for-sale investments and is classified in long-term investments in the accompanying consolidated balance sheets.

Note 3 - Inventory

At December 31, 2005 and 2004, inventory was comprised of the following:

(in thousands)	2005	2004
Raw materials	$26,504	$24,051
Work in process	4,056	4,526
Finished goods	25,006	18,558
Inventory reserve	(5,300)	(4,819)

Total	$50,266	$42,316

Note 4 - Property, Plant and Equipment

At December 31, 2005 and 2004, property, plant and equipment was comprised of the following:

(In thousands)	2005	2004
Land	$4,263	$4,263
Land improvements	11,757	11,559
Building	68,554	68,554
Furniture and fixtures	15,326	14,814
Computer hardware and software	48,294	46,292
Engineering and other equipment	63,131	58,756

Total Property, Plant and Equipment	211,325	204,238
Less accumulated depreciation	(126,292)	(114,877)

Total Property, Plant and Equipment (net)	$85,033	$89,361

Depreciation expense was $13.2 million, $15.4 million and $15.2 million in 2005, 2004 and 2003, respectively.

Note 5 - Alabama State Industrial Development Authority Financing and Economic Incentives

In conjunction with an expansion of our Huntsville, Alabama, facility, we were approved for participation in an incentive program offered by the State of Alabama Industrial Development Authority (the “Authority”). Pursuant to the program, on January 13, 1995, the Authority issued $20.0 million of its taxable revenue bonds and loaned the proceeds from the sale of the bonds to ADTRAN. The bonds were originally purchased by AmSouth Bank of Alabama, Birmingham, Alabama (the “Bank”). Wachovia Bank, N.A., Nashville, Tennessee (formerly First Union National Bank of Tennessee) (the “Bondholder”), purchased the original bonds from the Bank and made further advances to the Authority, bringing the total amount outstanding to $50.0 million. An Amended and Restated Taxable Revenue Bond (“Amended and Restated Bond”) was issued and the original financing agreement was amended. The Amended and Restated Bond bears interest, payable monthly. In 2005, the interest rate was 5%. The Amended and Restated Bond matures on January 1, 2020. The estimated market value of the bond at December 31, 2005 was approximately $49.0 million. We are required to make payments to the Authority in amounts necessary to pay the principal of and interest on the Amended and Restated Bond. Included in long-term investments is $50.0 million, which is invested in restricted money market funds. These funds serve as collateral deposit against the principal of this bond. In conjunction with this program, we are eligible to receive certain economic incentives from the state of Alabama that reduce the amount of payroll withholdings that we are required to remit to the state for those employment positions that qualify under the program. Our economic incentives realized for the years ended December 31, 2005, 2004 and 2003 were $1.4 million, $1.3 million and $1.5 million, respectively.

Note 6 - Income Taxes

A summary of the components of the provision for income taxes as of December 31, 2005, 2004 and 2003 is as follows:

(In thousands)	2005	2004	2003
Current
Federal	$48,520	$30,750	$23,247
State	5,348	4,894	1,256

Total current	53,868	35,644	24,503
Deferred tax provision (benefit)	(1,644)	(769)	2,812

Total provision for income taxes	$52,224	$34,875	$27,315

The effective income tax rate differs from the federal statutory rate due to the following:

	2005	2004	2003
Tax provision computed at the federal statutory rate (35% in 2005, 2004 and 2003)	35.00%	35.00%	35.00%
State income tax provision, net of federal benefit	3.24%	4.04%	2.28%
Federal research credits	(1.46%)	(4.53%)	(2.56%)
Tax-exempt income	(1.46%)	(1.18%)	(1.74%)
State tax incentives	(0.93%)	(1.15%)	(1.73%)
Extra-territorial income	(0.35%)	(0.60%)	(0.09%)
Domestic production activity deduction	(0.50%)	0.00%	0.00%
Other, net	0.51%	0.12%	(0.41%)

Effective tax rate	34.05%	31.70%	30.75%

Deferred income taxes on the balance sheet result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The principal components of our current and non-current deferred taxes are as follows:

(in thousands)	2005	2004
Current deferred tax assets
Accounts receivable	$132	$132
Inventory	3,581	3,120
Accrued expenses	2,247	1,236

Total current deferred tax assets	5,960	4,488

Non current deferred tax assets
Accrued expenses	112	—
Deferred compensation	786	—

Total non current deferred tax assets	898	—

Total deferred tax assets	$6,858	$4,488

Non current deferred tax liabilities
Accumulated depreciation	$(3,250)	$(3,178)
Investments	(2,017)	(1,647)
Deferred compensation	(63)	—
State research credits	734	556
Valuation allowance	(734)	(556)

Total non current deferred tax liabilities	$(5,330)	$(4,825)

Net deferred tax assets (liability)	$1,528	$(337)

We have state research tax credit carry-forwards of $0.7 million which will expire between 2016 and 2020. In accordance with SFAS No. 109, Accounting for Income Taxes, we believe it is more likely than not that we will not realize the benefits of our deferred tax asset arising from these credits, and accordingly, have provided a valuation allowance. We do not provide for U.S. income tax on undistributed earnings of our foreign operations, whose earnings are intended to be permanently reinvested. For years ended December 31, 2005, 2004 and 2003, foreign profits before income taxes were not material.

During 2004, we settled prior year state tax contingencies, resulting in an additional $1.0 million of state tax expense. We also realized additional research and development credits from prior years in the year ending December 31, 2004. During 2005, 2004 and 2003, we recorded an income tax deduction of $8.0 million, $3.0 million and $23.6 million, respectively, as an adjustment to equity in accordance with APB 25. This deduction is calculated on the difference between the exercise price and the market price of nonqualified stock option exercises. For the year ended December 31, 2005, approximately 43% of the income tax deduction relates to disqualifying dispositions of incentive stock options and 57% relates to non-qualified stock options.

Note 7 - Stock Incentive Plans

Our board of directors adopted the 1996 Employees Incentive Stock Option Plan (the “1996 Plan”) effective February 14, 1996, as amended, under which 16,976,200 shares of common stock were reserved for issuance to certain employees and officers through incentive stock options and non-qualified stock options. We currently have options outstanding under the 1996 Plan, which expired on February 14, 2006. Options granted under the 1996 Plan become exercisable after one year of continued employment, normally pursuant to a four or five-year vesting schedule beginning on the first anniversary of the grant date. Expiration dates of options outstanding under the 1996 Plan at December 31, 2005, range from 2006 to 2015. There were no remaining options outstanding under the 1986 Employees Incentive Stock Option Plan at December 31, 2005. On January 23, 2006, the board of directors adopted the 2006 Employees Incentive Stock Option Plan (the “2006 Plan”), which reserves 13,000,000 shares of common stock for issuance to certain employees and officers through incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock and restricted stock units. The 2006 Plan was adopted subject to stockholder approval at ADTRAN’s annual meeting of stockholders to be held May 9, 2006.

Our stockholders approved the 2005 Directors Stock Option Plan (“2005 Directors Plan”) on May 18, 2005, under which 400,000 shares of common stock have been reserved. The Directors Plan is a formula plan to provide options to our non-employee directors. At December 31, 2005, 30,000 options had been granted under the 2005 Directors Plan and 370,000 remained available for grant. We currently have options outstanding under the 1995 Directors Stock Option Plan, as amended (“1995 Directors Plan”), which expired October 31, 2005. The 1995 Directors Plan was also a formula plan to provide for the grant of options to our non-employee directors. A total of 400,000 shares of common stock were reserved for issuance under the 1995 Directors Plan. At December 31, 2005,

424,500 options had been granted under the 1995 Directors Plan, 72,000 options had been cancelled or forfeited, 47,500 options expired, and no options remained available for grant. Expiration dates of options outstanding under both plans at December 31, 2005, range from 2006 to 2015.

Pertinent information regarding our stock incentive plans is as follows:

(In thousands, except per share amounts)	Number of Options	Range of Exercise Prices	Weighted Average Exercise Price	Vesting Provisions
Options outstanding, December 31, 2002	10,984	$1.67 - $34.91	$12.43	Various

Options granted	747	$18.04 - $36.64	$31.44	Various
Options cancelled/forfeited	(118)	$1.67 - $34.91	$14.28	Various
Options exercised	(4,550)	$1.67 - $34.91	$12.23	Various

Options outstanding, December 31, 2003	7,063	$8.69 - $36.64	$14.53	Various

Options granted	732	$19.20 - $37.18	$22.13	Various
Options cancelled/forfeited	(46)	$8.70 - $36.64	$17.06	Various
Options exercised	(450)	$8.69 - $34.91	$12.83	Various

Options outstanding, December 31, 2004	7,299	$8.69 - $37.18	$15.39	Various

Options granted	794	$15.76 - $30.04	$29.78	Various
Options cancelled/forfeited	(113)	$8.69 - $36.64	$19.73	Various
Options exercised	(1,439)	$8.69 - $28.18	$12.29	Various

Options outstanding, December 31, 2005	6,541	$8.69 - $37.18	$17.74	Various

The following table summarizes information about stock options outstanding at December 31, 2005:

Options Outstanding at December 31, 2005

(in thousands, except per share amounts)

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$8.69 - $10.29	467	4.53	$8.76	462	$8.75
$10.50 - $10.50	1,359	6.79	$10.50	906	$10.50
$10.63 - $12.75	1,580	4.72	$12.35	1,580	$12.35
$13.22 - $22.17	1,648	6.02	$19.45	1,114	$18.38
$24.78 - $37.18	1,487	8.83	$31.02	385	$32.29

Total	6,541			4,447

All of the options above were issued at exercise prices that approximate fair market value at the date of grant. During the year ended December 31, 2005, we recorded compensation expense of $0.3 million, net of income tax, related to the acceleration of vesting of 28,450 options issued at fair market value on the date of grant. At December 31, 2005, 3,808,419 options were available for grant under the shareholder approved plans.

Note 8 - Employee Benefit Plans

401(k) Savings Plan

Effective January 1, 1990, we adopted a savings plan (the “Savings Plan”) for the benefit of eligible employees. The Savings Plan allows employees to contribute part of their compensation to the plan on a tax-deferred basis, and requires us to contribute an amount equal to 3% of compensation each year for eligible employees who have completed a year of service. The Savings Plan is intended to qualify under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”), and is intended to be a “safe harbor” 401(k) plan under code Section 401(k)(12). Prior to January 1, 2001, we contributed matching contributions in an amount equal to 50% of each eligible employee’s elective deferrals under the Savings Plan, up to 5% of the employee’s compensation for the plan year. Effective January 1, 2001, the plan requires us to contribute a “safe harbor” amount equal to 3% of compensation each year for eligible employees who have completed a year of service up to the statutory maximum compensation ($210,000 for 2005). Employees who become eligible for the safe harbor contribution during the plan year are eligible for 3% of compensation, including compensation earned during any portion of the plan year during which the employee was eligible to defer, but not yet eligible for the safe harbor contribution. All contributions under the Savings Plan are 100% vested. Charges to operations for employer contributions and plan administration for the Savings Plan amounted to approximately $2.8 million, $2.7 million and $2.5 million in 2005, 2004 and 2003, respectively.

Deferred Compensation Plan

We maintain a shareholder approved deferred compensation plan (“Deferred Compensation Plan”). This plan is available to officers of ADTRAN who have been duly elected by our board of directors. The plan allows participants to defer all or a portion of their salary and annual bonuses. We can make discretionary matching contributions of the participant’s salary deferral, and those assets are invested in instruments as directed by the participant. The Deferred Compensation Plan does not have dollar limits on tax-deferred contributions. The assets of the Deferred Compensation Plan are held in a rabbi trust (“Trust”) and may be available to satisfy the claims of our creditors in the event of bankruptcy or insolvency. Participants have the ability to direct the Plan Administrator to invest their salary and bonus deferrals into pre-approved mutual funds held by the Trust. The Deferred Compensation Plan does not include common stock of ADTRAN. Participants are required to receive distributions in cash. We account for the Deferred Compensation Plan in accordance with EITF Abstract 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested.

Assets of the Trust are invested in mutual funds that cover an investment spectrum ranging from equities to money market instruments. These mutual funds are publicly quoted and reported at market value. We account for these investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The market value of the assets held by the Trust at December 31, 2005 was $2.4 million; $0.9 million classified as short-term investments, and $1.5 million classified as long-term investments in the accompanying 2005 consolidated balance sheet. The amounts payable to the plan participants at December 31, 2005 was $2.4 million; $0.9 million classified as accounts payable, and $1.5 million classified as other non-current liabilities in the accompanying 2005 consolidated balance sheet

In accordance with EITF 97-14, increases or decreases in the market value of the plan assets have been included as other income in the accompanying 2005 consolidated statement of income. Increases or decreases in the market value of the deferred compensation liability are included as selling, general and administrative expense in the accompanying 2005 consolidated statement of income. Based on the changes in the total market value of the Trust’s assets, we recorded deferred compensation adjustments of $0.2 million in 2005.

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

The following table presents information about the reported sales and gross profit of our reportable segments for each of the years ended December 31, 2005, 2004 and 2003 reconciled to net income. Asset information by reportable segment is not reported, since we do not produce such information internally.

Sales by Market Segment

	2005		2004		2003
(In thousands)	Sales	Gross Profit	Sales	Gross Profit	Sales	Gross Profit
Carrier Networks	$386,051	$225,781	$323,333	$180,504	$267,563	$144,044
Enterprise Networks	127,164	77,539	131,184	78,831	129,113	76,524

	$513,215	$303,320	$454,517	$259,335	$396,676	$220,568
Selling general and administrative expense		96,411		90,190		81,807
Research and development expense		62,654		67,384		58,144

Operating income		144,255		101,761		80,617
Other income, net		9,119		8,255		8,213

Income before provision for income taxes		153,374		110,016		88,830
Provision for income taxes		52,224		34,875		27,315

Net income		$101,150		$75,141		$61,515

Sales by Product

The Digital Business Transport (DBT)/Total Reach category is comprised of revenue from ISDN and DDS transport and connectivity products sold to carrier and enterprise customers. The High-bit-rate Digital Subscriber Line (HDSL)/T1 category is comprised of revenue from HDSL-related carrier products and T1 CSU/DSU enterprise products. The Systems category includes revenue from Total Access narrow-band products, M13 multiplexers, integrated access devices, DSLAM products, optical access products and NetVanta products comprised of access routers, Ethernet switches, and VPN products. The following information presents sales by product category for the years ended December 31, 2005, 2004 and 2003:

(In thousands)	2005	2004	2003
DBT / Total Reach	$11,831	$22,023	$31,850
HDSL / T1	225,381	215,479	193,235
Systems	276,003	217,015	171,591

Total	$513,215	$454,517	$396,676

Sales by Geographic Region

The following is sales information by geographic area for the years ended December 31, 2005, 2004 and 2003:

(In thousands)	2005	2004	2003
United States	$455,065	$423,913	$377,060
All other	58,150	30,604	19,616

Total	$513,215	$454,517	$396,676

Single customers comprising more than 10% of our revenue in 2005 include AT&T Inc. (formerly SBC Communications, Inc. and AT&T Inc.) at 20%, Sprint Corporation at 14% and Verizon Communications, Inc. at 11%. Single customers comprising more than 10% of our revenue in 2004 included AT&T Inc. at 21%, Sprint Corporation at 15% and Verizon Communications, Inc. at 12%. Single customers comprising more than 10% of our revenue in 2003 included AT&T Inc. at 23%, Sprint Corporation at 14% and Verizon Communications, Inc. at 15.0%. No other customer accounted for 10% or more of our sales in 2005, 2004, or 2003. Sales of network access equipment to Incumbent Local Exchange Carriers (ILECs) and major independent telecommunications companies amounted to approximately 56%, 58% and 60% of total sales during the years ended December 31, 2005, 2004 and 2003, respectively. Our Enterprise Networks Division sells a significant portion of products to value-added resellers through a multi-tier distribution system. Our total sales of this type amounted to 26%, 26% and 25% of our revenue for each of the years ended December 31, 2005, 2004 and 2003, respectively, and were routed through four primary fulfillment distributors.

As of December 31, 2005, long-lived assets, net, totaled $85.0 million, which includes $84.9 million held in the United States and $0.1 million held outside the United States. As of December 31, 2004, long-lived assets, net, totaled $89.4 million, which included $89.3 million held in the United States and $0.1 million held outside the United States.

Note 10 - Commitments and Contingencies

We have certain contingent liabilities from time to time from litigation for employment or other matters arising in the normal course of business. Although the outcome of any litigation can never be certain, it is our opinion that the outcome of such contingencies will not materially affect our business, operations, financial condition or cash flows.

We lease office space and equipment under operating leases which expire at various dates through 2008. As of December 31, 2005, future minimum rental payments under non-cancelable operating leases with original maturities of greater than 12 months are approximately as follows:

(In thousands)
2006	$716
2007	465
2008	159

Total	$1,340

Rental expense was approximately $1.0 million, $1.5 million and $1.9 million in 2005, 2004 and 2003, respectively.

We have various other contractual obligations and commercial commitments. The following table sets forth, in millions, the annual payments we are required to make under contractual cash obligations and other commercial commitments at December 31, 2005.

Contractual Obligations

(In millions)	Total	2006	2007	2008	2009	After 2009
Long-term debt	$50.0	$—	$—	$—	$—	$50.0
Interest on long-term debt	35.0	2.5	2.5	2.5	2.5	25.0
Investment commitments	3.4	3.4	—	—	—	—
Operating lease obligations	1.3	0.7	0.5	0.1	—	—
Purchase obligations	34.1	34.1	—	—	—	—

Totals	$123.8	$40.7	$3.0	$2.6	$2.5	$75.0

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

We do not have off-balance sheet financing arrangements and have not engaged in any related party transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources. At December 31, 2005 and 2004, we had outstanding purchase agreements with vendors of approximately $34.1 million and $27.1 million respectively, to purchase materials and services. Additionally, we have committed to invest up to an aggregate of $7.9 million in two private equity funds, of which $4.5 million has been invested to date.

Note 11 - Earnings Per Share

A summary of the calculation of basic and diluted earnings per share (EPS) for the years ended December 31, 2005, 2004 and 2003 is as follows:

	Year Ended
	2005	2004	2003
Numerator
Net Income	$101,150	$75,141	$61,515

Denominator
Weighted average number of shares - basic	75,775	78,235	76,942
Effect of dilutive securities - stock options	2,191	2,750	3,797

Weighted average number of shares- diluted	77,966	80,985	80,739

Net income per share - basic	$1.33	$0.96	$0.80
Net income per share - diluted	$1.30	$0.93	$0.76

The following options were outstanding during the respective years shown below, but were not included in the computation of that year’s diluted EPS because the options’ exercise prices were greater than the average market price of the common shares shown below, therefore making them anti-dilutive under the treasury method.

Anti-Dilutive Options Outstanding

(In thousands, except per share amounts)

2005			2004			2003
Options Granted	Exercise Price	Expiration Date	Options Granted	Exercise Price	Expiration Date	Options Granted	Exercise Price	Expiration Date
2	$32.88	2006	2	$32.88	2006	2	$32.88	2006
27	$24.78-$34.91	2010	26	$34.91	2010	28	$34.91	2010
670	$28.18-$36.64	2013	702	$28.18-$36.64	2013	740	$28.18-$36.64	2013
6	$29.67-$37.18	2014	7	$29.50-$37.18	2014
783	$25.36-$30.04	2015

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

Unaudited Quarterly Operating Results

(In thousands, except for per share amounts)

Three Months Ended	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Net sales	$104,577	$118,873	$149,170	$140,595
Gross profit	$60,228	$69,546	$89,314	$84,232
Operating income	$20,936	$28,882	$49,216	$45,221
Net income	$15,220	$20,719	$33,015	$32,196
Earnings per common share assuming dilution (1)	$0.20	$0.27	$0.42	$0.41
Earnings per common share	$0.20	$0.28	$0.44	$0.41

Three Months Ended	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
Net sales	$114,039	$120,601	$115,251	$104,625
Gross profit	$65,088	$69,322	$66,382	$58,543
Operating income	$28,431	$29,881	$25,758	$17,691
Net income	$20,398	$21,398	$18,751	$14,594
Earnings per common share assuming dilution (1)	$0.25	$0.26	$0.23	$0.18
Earnings per common share	$0.26	$0.27	$0.24	$0.19

(1)	Assumes exercise of dilutive stock options calculated under the treasury method.

Note 13 - Related Party Transactions

We employ the law firm of our director emeritus for legal services. All bills for services rendered by this firm are reviewed and approved by our chief financial officer. We believe that the fees for such services are reasonable and comparable to those charged by other firms for services rendered to us. We paid $121 thousand during the years ended December 31, 2005 and 2004 for these legal services.

At December 31, 2005, one of our non-employee directors was the Vice Chairman – Planning and Administration, of one of our significant customers who is also a vendor. In the normal course of business, we receive payments from and make payments to this customer. We believe these payments are reasonable. For the year ended December 31, 2005 and 2004, we received payments, directly and indirectly, from this customer in the amount of approximately $21.5 million and $25.3 million, respectively, for products supplied to this customer. In addition, for the year ended December 31, 2005 and 2004, we paid this customer $0.5 million and $0.6 million, respectively, for services provided to us.

Note 14 - Subsequent Events

On January 23, 2006, the board declared a quarterly cash dividend of $0.09 per common share to be paid to stockholders of record at the close of business on February 7, 2006. The quarterly dividend payment was $6.9 million and was paid on February 17, 2006.

On January 23, 2006, at the board of directors meeting on that date, the board accepted the resignation of Richard A. Anderson as a director and appointed Danny J. Windham as a director to fill the vacancy created by Mr. Anderson’s resignation, effective January 23, 2006. Mr. Windham currently serves as President, Chief Operating Officer and Secretary of the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No independent registered public accounting firm of ADTRAN has resigned, indicated any intent to resign or been dismissed as the independent registered public accounting firm of ADTRAN during the two fiscal years ended December 31, 2005 or subsequent thereto.

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

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to nominees for director of ADTRAN and compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the captions “Proposal 1–Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” respectively, in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 9, 2006. Such information is incorporated herein by reference. The definitive Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2005. Information relating to the executive officers of ADTRAN, pursuant to Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K, is set forth at Part I, Item 4A of this report under the caption “Executive Officers of the Registrant.” This information is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item 11 relating to executive compensation and other matters is set forth under the captions “Executive Compensation,” “Director Compensation,” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement referred to in Item 10. This information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to ownership of common stock of ADTRAN by certain persons is set forth under the caption “Share Ownership of Principal Stockholders and Management” in the Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference. Information regarding securities authorized for issuance under equity compensation plans of ADTRAN is set forth under the caption “Equity Compensation Plan Information” in the Proxy Statement referred to in Item 10. This information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information relating to existing or proposed relationships or transactions between ADTRAN and any affiliate of ADTRAN is set forth under the caption “Certain Relationships and Related Transactions” in the Proxy Statement referred to in Item 10. This information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information relating to ADTRAN’s principal accountant’s fees and services is set forth under the caption “Principal Accountant Fees and Services” in the Proxy Statement referred to in Item 10. This information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents Filed as Part of This Report.

1. Consolidated Financial Statements

The consolidated financial statements of ADTRAN and the report of independent registered public accounting firm thereon are set forth under Part II, Item 8 of this report.

Consolidated Balance Sheets as of December 31, 2005 and 2004

Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Changes in Stockholders’ Equity and Other Comprehensive Income (Loss) for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

2. Consolidated Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts

3. Exhibits

The following exhibits are filed with or incorporated by reference in this report. Where such filing is made by incorporation by reference to a previously filed registration statement or report, such registration statement or report is identified in parentheses. We will furnish any exhibit upon request to: ADTRAN, Inc., Attn: Investor Relations, P.O. Box 140000, 901 Explorer Boulevard, Huntsville, Alabama 35806. There is a charge of $.50 per page to cover expenses for copying and mailing.

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

(d) ADTRAN, Inc. Deferred Compensation Plan (Exhibit 10.3(f) to the 2002 Form 10-K).

(e) First Amendment to the ADTRAN, Inc. Deferred Compensation Plan (Exhibit 10.3(g) to the 2002 Form 10-K).

(f) ADTRAN, Inc. Management Incentive Bonus Plan (Exhibit 10.1 to ADTRAN’s Form 8-K on February 3, 2006).

(g) Management Incentive Bonus Program for the CEO, COO and Senior Vice Presidents (Fiscal Year 2005) (Exhibit 10.3(h) to the 2004 Form 10-K).

(h) Management Incentive Bonus Program for Corporate Vice Presidents (Fiscal Year 2005) (Exhibit 10.3(i) to the 2004 Form 10-K).

(i) Adtran, Inc. 2005 Directors Stock Option Plan (Exhibit 10.1 to ADTRAN’s Form 8-K on May 20, 2005)

*21	Subsidiaries of ADTRAN.

*23	Consent of PricewaterhouseCoopers LLP.

*24	Powers of Attorney.

*31	Rule 13a-14(a)/15d-14(a) Certifications.

*32	Section 1350 Certifications.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 6, 2006.

ADTRAN, Inc.
(Registrant)

By:	/s/ James E. Matthews
James E. Matthews
Senior Vice President – Finance,
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 6, 2006.

Signature	Title

/s/ Mark C. Smith	Chairman of the Board
Mark C. Smith

/s/ Thomas R. Stanton	Chief Executive Officer and Director
Thomas R. Stanton

/s/ Danny J. Windham	President, Chief Operating Officer, Secretary and Director
Danny J. Windham

/s/ James E. Matthews	Senior Vice President-Finance, Chief Financial Officer and Treasurer
James E. Matthews

/s/ W. Frank Blount*	Director
W. Frank Blount

/s/ William L. Marks*	Director
William L. Marks

/s/ Roy J. Nichols*	Director
Roy J. Nichols

/s/ H. Fenwick Huss *	Director
H. Fenwick Huss

*By:	/s/ James E. Matthews
James E. Matthews as Attorney in Fact

ADTRAN, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C	Column D	Column E
(In thousands)	Balance at Beginning of Period	Charged (Credited) to Costs & Expenses	Deductions	Balance at End of Period
Year ended December 31, 2005
Allowance for Doubtful Accounts	$361	—	12	$349
Inventory Reserve	$4,819	3,960	3,479	$5,300
Warranty Liability	$1,560	4,320	1,908	$3,972
Deferred Tax Asset Valuation Allowance	$556	178	—	$734

Year ended December 31, 2004
Allowance for Doubtful Accounts	$1,746	743	2,128	$361
Inventory Reserve	$3,102	6,461	4,744	$4,819
Warranty Liability	$1,541	2,054	2,035	$1,560
Deferred Tax Asset Valuation Allowance	$441	115	—	$556

Year ended December 31, 2003
Allowance for Doubtful Accounts	$2,472	(708)	18	$1,746
Inventory Reserve	$4,437	3,832	5,167	$3,102
Warranty Liability	$1,384	3,034	2,877	$1,541
Deferred Tax Asset Valuation Allowance	—	441	—	$441

ADTRAN, INC.

INDEX OF EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation, as amended (Exhibit 3.1 to ADTRAN’s Registration Statement on Form S-1, No. 33-81062 (the “Form S-1 Registration Statement”)).

3.2	Bylaws, as amended (Exhibit 3.2 to ADTRAN’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.1	Documents relative to the $50,000,000 Taxable Revenue Bond, Series 1995 (ADTRAN, Inc. Project) issued by the Alabama State Industrial Development Authority, consisting of the following:

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

(d) ADTRAN, Inc. Deferred Compensation Plan (Exhibit 10.3(f) to the 2002 Form 10-K).

(e) First Amendment to the ADTRAN, Inc. Deferred Compensation Plan (Exhibit 10.3(g) to the 2002 Form 10-K).

(f) ADTRAN, Inc. Management Incentive Bonus Plan (Exhibit 10.1 to ADTRAN’s Form 8-K on February 3, 2006).

(g) Management Incentive Bonus Program for the CEO, COO and Senior Vice Presidents (Fiscal Year 2005) (Exhibit 10.3(h) to the 2004 Form 10-K).

(h) Management Incentive Bonus Program for Corporate Vice Presidents (Fiscal Year 2005) (Exhibit 10.3(i) to the 2004 Form 10-K).

(k) Adtran, Inc. 2005 Directors Stock Option Plan (Exhibit 10.1 to ADTRAN’s Form 8-K on May 20, 2005)

*21	Subsidiaries of ADTRAN.

*23	Consent of PricewaterhouseCoopers LLP.

*24	Powers of Attorney.

*31	Rule 13a-14(a)/15d-14(a) Certifications.

*32	Section 1350 Certifications.

*	Filed herewith