Form 10-Q
period 2006-03-31
ADTRAN INC
filed 2006-05-02
CIK 926282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2006

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

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-accelerated Filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date:

Class	Outstanding at April 30, 2006
Common Stock, $.01 Par Value	76,761,264 shares

ADTRAN, INC.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2006

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADTRAN, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$110,160	$112,794
Short-term investments	160,031	154,080
Accounts receivable, less allowance for doubtful accounts of $349 at March 31, 2006 and December 31, 2005	62,555	66,246
Other receivables	3,066	3,214
Inventory, net	48,160	50,266
Prepaid expenses	2,403	2,794
Deferred tax assets	6,251	5,960

Total current assets	392,626	395,354

Property, plant and equipment, net	83,716	85,033
Other assets	498	497
Long-term investments	185,132	170,836

Total assets	$661,972	$651,720

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$19,334	$25,682
Unearned revenue	4,653	4,318
Accrued expenses	4,548	4,820
Accrued payroll	6,982	11,678
Income tax payable, net	11,597	4,551

Total current liabilities	47,114	51,049

Deferred tax liabilities, net	3,615	4,432
Other non-current liabilities	4,671	4,068
Bonds payable	50,000	50,000

Total liabilities	105,400	109,549

Commitments and contingencies (see Note 11)

Stockholders’ Equity
Common stock, par value $0.01 per share; 200,000 shares authorized; 79,652 shares issued at March 31, 2006 and December 31, 2005	797	797
Additional paid in capital	136,638	135,582
Accumulated other comprehensive income	3,459	4,172
Retained earnings	481,915	472,558
Less treasury stock at cost: 2,927 shares at March 31, 2006 and 3,116 shares at December 31, 2005	(66,237)	(70,938)

Total stockholders’ equity	556,572	542,171

Total liabilities and stockholders’ equity	$661,972	$651,720

See notes to consolidated financial statements

ADTRAN, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2006	2005
Sales	$108,648	$104,577
Cost of sales	44,140	44,349

Gross profit	64,508	60,228
Selling, general and administrative expenses	24,766	22,949
Research and development expenses	17,766	16,343

Operating income	21,976	20,936
Interest income	3,498	1,999
Interest expense	(634)	(583)
Net realized investment gain	600	481
Other income, net	18	368

Income before provision for income taxes	25,458	23,201
Provision for income taxes	(9,203)	(7,981)

Net income (1)	$16,255	$15,220

Weighted average shares outstanding – basic	76,655	75,755

Weighted average shares outstanding – diluted (2)	78,909	77,318

Earnings per common share – basic	$0.21	$0.20

Earnings per common share – diluted (2)	$0.21	$0.20

Dividend per share (3)	$0.09	$0.08

(1)

Net income for the three month period ended March 31, 2006 included stock-based compensation expense under Statement of Financial Accounting Standards No. 123R of $1.7 million, net of tax, related to employee stock options. There was no stock-based compensation expense recorded in the three month period ended March 31, 2005. See Note 2 to the Consolidated Financial Statements for more information.

(2)	Assumes exercise of dilutive stock options calculated under the treasury method.
(3)

During the three months ended March 31, 2006, ADTRAN declared and paid a quarterly dividend of $0.09 per common share. During the three months ended March 31, 2005, ADTRAN declared and paid a quarterly dividend of $0.08 per common share.

See notes to consolidated financial statements

ADTRAN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$16,255	$15,220
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,737	3,617
Gain on sale of long-term investments	(600)	(481)
Loss (Gain) on sale of property, plant and equipment	2	(2)
Stock-based compensation expense	1,967	—
Deferred income taxes	(773)	(215)
Tax benefits from stock option exercises	1,058	—
Excess tax benefits from stock-based compensation arrangements	(693)	—
Changes in operating assets and liabilities:
Accounts receivable, net	3,927	(1,154)
Other receivables	148	(236)
Inventory, net	2,543	1,890
Prepaid expenses and other assets	390	(536)
Accounts payable	(6,348)	(630)
Accrued expenses and other liabilities	(4,203)	(2,017)
Income tax payable	7,046	8,777

Net cash provided by operating activities	23,456	24,233

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,422)	(2,574)
Proceeds from disposition of property, plant and equipment	—	2
Proceeds from sales of available-for-sale investments	83,627	41,072
Purchases of available-for-sale investments	(104,074)	(44,768)
Acquisition of business assets	(500)	—

Net cash used in investing activities	(22,369)	(6,268)

Cash flows from financing activities:
Proceeds from stock option exercises	2,732	265
Purchases of treasury stock	—	(20,737)
Dividend payments	(6,898)	(6,114)
Excess tax benefits from stock-based compensation arrangements	693	—

Net cash used in financing activities	(3,473)	(26,586)

Net decrease in cash and cash equivalents	(2,386)	(8,621)
Effect of exchange rate changes	(248)	(89)
Cash and cash equivalents, beginning of period	112,794	57,602

Cash and cash equivalents, end of period	$110,160	$48,892

See notes to consolidated financial statements

ADTRAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share amounts)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of ADTRAN®, Inc. and its subsidiaries (“ADTRAN”) have been prepared pursuant to the rules and regulations for reporting on Quarterly Reports on Form 10-Q. Accordingly, certain information and notes required by generally accepted accounting principles for complete financial statements are not included herein. The December 31, 2005 Consolidated Balance Sheet is derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments necessary for a fair statement of these interim statements have been included and are of a normal and recurring nature. The results of operations for an interim period are not necessarily indicative of the results for the full year. The interim statements should be read in conjunction with the financial statements and notes thereto included in ADTRAN’s Annual Report on Form 10-K for the year ended December 31, 2005.

Changes in Classifications

Certain changes in classifications have been made to the prior period balances in order to conform to the current period’s presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expense during the reporting period. ADTRAN’s more significant estimates include the allowance for doubtful accounts, obsolete and excess inventory reserves, warranty reserves, estimated income tax contingencies and the fair value of stock-based compensation. Actual amounts could differ significantly from these estimates.

Business Combinations

On February 16, 2006, ADTRAN acquired all of the intellectual property and world-wide product rights and certain other assets from Luminous Networks, Inc. (“Luminous”). We recorded this transaction in the first quarter of 2006 as a business combination in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, pending final adjustments to be recorded in a subsequent period. The results of the combination have been included from the date of acquisition; however, such amounts are not significant.

2. STOCK-BASED COMPENSATION

On January 1, 2006, ADTRAN adopted SFAS 123 (revised 2004), Share-Based Payment, (“SFAS 123R”) , which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including grants of employee stock options, based on estimated fair values. SFAS 123R supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), which we previously applied, for periods beginning fiscal 2006. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123R. We have applied the provisions of SAB 107 in our adoption of SFAS 123R.

ADTRAN adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal 2006 year. Our Consolidated Statements of Income for the three months ended March 31, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, our Consolidated Statements of Income for prior periods have not been restated to reflect the impact of SFAS 123R. New awards are valued and accounted for prospectively upon adoption. Prior outstanding stock option awards that were not fully vested as of December 31, 2005 will be recognized as compensation expense in our Consolidated Statements of Income over their remaining requisite service periods.

Prior to the adoption of SFAS 123R, ADTRAN recorded the intrinsic value of stock-based compensation as expense, in accordance with APB No. 25, as allowed under SFAS No. 123, Accounting for Stock-based Compensation Expense (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense had been recorded in our Consolidated Statements of Income prior to January 1, 2006, other than as related to accelerated vesting, because the exercise price of our stock options granted equaled the fair market value of the underlying stock at the date of grant. In our pro forma disclosures required under SFAS 123, we accounted for forfeitures as they occurred.

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest will be recognized as expense over the requisite service periods in our Consolidated Statements of Income. Stock-based compensation expense recognized in our Consolidated Statements of Income for the first quarter of 2006 includes compensation expense for stock-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the stock-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Compensation expense for all stock-based payment awards is recognized using the ratable single-option approach. Stock-based compensation expense recognized in our Consolidated Statements of Income for the first quarter of 2006 is based on awards ultimately expected to vest; therefore, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

ADTRAN uses the Black-Scholes option pricing model (the “Black-Scholes Model”) for the purpose of determining the estimated fair value of stock-based payment awards on the date of grant under SFAS 123R. The Black-Scholes Model requires the input of certain assumptions that involve judgment. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the input assumptions can materially affect the fair value estimate, existing models may not provide reliable measures of fair value of our employee stock options. We will continue to assess the assumptions and methodologies used to calculate estimated fair value of stock-based compensation. If circumstances change, and additional data becomes available over time, we may change our assumptions and methodologies, which may materially impact our fair value determination.

ADTRAN has elected to adopt the alternative transition method, as permitted by Financial Accounting Standards Board (“FASB”) Staff Position No. FAS 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, to calculate the tax effects of stock-based compensation pursuant to SFAS 123R for those employee awards that were outstanding upon adoption of SFAS 123R. The alternative transition method allows the use of simplified methods to calculate the beginning capital-in-excess-of-par pool related to the tax effects of employee stock-based compensation and to determine the subsequent impact of the tax effects of employee stock-based compensation awards on the capital-in-excess-of-par pool and the Consolidated Statements of Cash Flows. Prior to the adoption of SFAS 123R, we reported all tax benefits resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123R requires cash flows resulting from the tax deductions in excess of the related compensation cost recognized in the financial statements (excess tax benefits) to be classified as financing cash flows. In accordance with SFAS 123R, excess tax benefits recognized in periods after the adoption date have been properly classified as financing cash flows. Excess tax benefits recognized in periods prior to the adoption date are classified as operating cash flows.

Stock Option Program Descriptions

Our board of directors adopted the 1996 Employees Incentive Stock Option Plan (the “1996 Plan”) effective February 14, 1996, as amended, under which 16,976 shares of common stock were reserved for issuance to certain employees and officers through incentive stock options and non-qualified stock options. We currently have options outstanding under the 1996 Plan, which expired on February 14, 2006. Options granted under the 1996 Plan become exercisable after one year of continued employment, normally pursuant to a four or five-year vesting schedule beginning on the first anniversary of the grant date, and have a ten-year contractual term. Expiration dates of options outstanding under the 1996 Plan at March 31, 2006 range from 2006 to 2016. On January 23, 2006, the board of directors adopted the 2006 Employee Stock Incentive Plan (the “2006 Plan”), which reserves 13,000 shares of common stock for issuance to certain employees and officers through incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock and restricted stock units. The 2006 Plan was adopted by the board of directors subject to stockholder approval at ADTRAN’s annual meeting of stockholders to be held May 9, 2006.

Our stockholders approved the 2005 Directors Stock Option Plan (“2005 Directors Plan”) on May 18, 2005, under which 400 shares of common stock have been reserved. The Directors Plan is a formula plan to provide options to our non-employee directors. Options granted under the 2005 Directors Plan normally become exercisable on the first anniversary of the grant date, and have a ten-year contractual term. At March 31, 2006, 30 options had been granted under the 2005 Directors Plan and 370 remained available for grant. We currently have options outstanding under the 1995 Directors Stock Option Plan, as amended (“1995 Directors Plan”), which expired October 31, 2005. Expiration dates of options outstanding under both plans at March 31, 2006 range from 2006 to 2015.

The following schedule summarizes the activity in our stock-based compensation plans for the three months ended March 31, 2006:

	Number of Options	Range of Exercise Prices	Weighted Avg. Exercise Price	Vesting Provisions
Options outstanding, December 31, 2005	6,543	$8.69 - $37.18	$17.74	Various

Options granted	11	$31.43	$31.43	Various
Options cancelled/forfeited	(23)	$8.69 - $34.91	$27.35	Various
Options exercised	(206)	$8.70 - $22.17	$13.25	Various

Options outstanding, March 31, 2006	6,325	$8.69 - $37.18	$17.88	Various

The following table summarizes information about stock options outstanding at March 31, 2006:

Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
$8.69 - $10.29	444	4.32	$8.76	442	$8.76
$10.50 - $10.50	1,306	6.55	$10.50	853	$10.50
$10.63 - $12.75	1,508	4.46	$12.34	1,507	$12.34
$13.22 - $22.17	1,585	5.80	$19.50	1,072	$18.34
$24.78 - $37.18	1,482	8.60	$31.02	375	$32.29

Total	6,325			4,249

Valuation and Expense Information

The following table summarizes stock-based compensation expense related to employee stock options under SFAS 123R for the three months ended March 31, 2006, which was allocated as follows:

Three Months Ended March 31, 2006
Cost of sales	$83

Stock-based compensation expense included in cost of sales	83

Selling, general and administrative	957
Research and development	927

Stock-based compensation expense included in operating expenses	1,884

Total stock-based compensation expense	1,967
Tax benefit	(256)

Total stock-based compensation expense, net of tax	$1,711

There was no stock-based compensation expense recognized for the three months ended March 31, 2005.

The table below illustrates the effect on net income and earnings per share as if we had applied the fair-value recognition provisions of SFAS 123 to all of our stock-based compensation awards for periods prior to the adoption of SFAS 123R, and the actual effect on net income and earnings per share for periods subsequent to adoption of SFAS 123R.

	Three Months Ended March 31,
	2006	2005
Reported net income	$16,255	$15,220

Plus: total stock-based compensation included in the determination of reported net income, net of tax	1,711	—
Less: total stock-based compensation expense determined under fair value based method for all awards, net of tax	(1,711)	(2,231)

Pro forma net income for calculation of diluted earnings per share	$16,255	$12,989

Earnings per share:
Diluted-as reported	$0.21	$0.20
Diluted-pro forma	$0.21	$0.17

As of January 1, 2006, total compensation cost related to non-vested stock options not yet recognized was approximately $20 million, which is expected to be recognized over the next 45 months using the ratable single-option approach.

The fair value of ADTRAN’s options was estimated using the Black-Scholes Model. This model requires the input of assumptions regarding a number of complex and subjective variables that will usually have a significant impact on the fair value estimate. These variables include, but are not limited to, the volatility of our stock price and employee exercise behaviors. The assumptions and variables used for the current period grants were developed based on SFAS 123R and SEC guidance contained in SAB 107. The weighted-average estimated value of stock options granted to employees and directors during the three months ended March 31, 2006 was $13.14 per share using the Black-Scholes Model with the following weighted-average assumptions:

Three Months Ended March 31, 2006
Expected volatility	49.20%
Risk-free interest rate	4.30%
Expected dividend yield	1.11%
Expected life (in years)	4.48

We based our estimate of expected volatility for the three months ended March 31, 2006 on the sequential historical daily trading data of our common stock for a period equal to the expected life of the options granted. The selection of the historical volatility approach was based on available data indicating our historical volatility is as equally representative of ADTRAN’s future stock price trends as is implied volatility. We have no reason to believe the future volatility of our stock price is likely to differ from its past volatility.

The risk-free interest rate assumption is based upon implied yields of U.S. Treasury zero-coupon bonds on the date of grant having a remaining term equal to the expected life of the options granted. The dividend yield is based on our historical and expected dividend payouts.

The expected life of our employee stock options is based upon historical exercise and cancellation activity of our previous stock-based grants with a ten-year contractual term.

Stock-based compensation expense recognized in our Consolidated Statements of Income for the three months ended March 31, 2006 is based on options ultimately expected to vest, and has been reduced for estimated forfeitures. These estimates were based upon historical experience.

We have used third-party analyses to assist in developing the assumptions used in our Black-Scholes Model. We will continue to assess the assumptions and methodologies used to calculate estimated fair value of stock-based compensation. If circumstances change, and additional data becomes available over time, we may change our assumptions and methodologies, which may materially impact our fair value determination.

Pro Forma Information Under SFAS 123 for Periods Prior to January 1, 2006

The weighted-average estimated value of stock options granted to employees and directors during the three months ended March 31, 2005 was $7.37 per share using the Black-Scholes model with the following weighted-average assumptions:

Three Months Ended March 31, 2005
Expected volatility	60.00%
Risk-free interest rate	3.65%
Expected dividend yield	2.03%
Expected life (in years)	5.00

Prior to the adoption of SFAS 123R, the expected life and expected volatility of the stock options were based upon historical and other economic data. Forfeitures of stock options were accounted for as they occurred.

3. INVENTORY

At March 31, 2006 and December 31, 2005, inventory consisted of the following:

	March 31, 2006	December 31, 2005
Raw materials	$26,564	$26,504
Work in progress	2,758	4,056
Finished goods	24,567	25,006
Inventory reserves	(5,729)	(5,300)

Inventory, net	$48,160	$50,266

4. COMPREHENSIVE INCOME

Comprehensive income consists of net income, unrealized foreign currency translation adjustments and unrealized gains and losses on marketable securities.

	Three Months Ended March 31,
	2006	2005
Net income	$16,255	$15,220
Foreign currency translation loss, net of deferred taxes	(248)	(89)
Change in unrealized gain on available-for-sale securities, net of deferred taxes	(465)	(943)

Total comprehensive income	$15,542	$14,188

5. EARNINGS PER SHARE

A summary of the calculation of basic and diluted earnings per share (“EPS”) for the three months ended March 31, 2006 and 2005 is as follows:

	Three Months Ended March 31,
	2006	2005
Numerator
Net Income	$16,255	$15,220

Denominator
Weighted average number of shares - basic	76,655	75,755
Effect of dilutive securities – stock options	2,254	1,563

Weighted average number of shares - diluted	78,909	77,318

Net income per share - basic	$0.21	$0.20
Net income per share - diluted	$0.21	$0.20

Anti-dilutive options to purchase common stock outstanding were excluded from the above calculations. Anti-dilutive options totaled 1,950 and 2,452 for the three months ended March 31, 2006 and 2005, respectively.

6. SEGMENT INFORMATION

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

The following table presents information about the sales and gross profit of our reportable segments for the three months ended March 31, 2006 and 2005. Asset information by reportable segment is not reported, since ADTRAN does not produce such information internally.

	Three Months Ended
	March 31, 2006		March 31, 2005
	Sales	Gross Profit	Sales	Gross Profit
Carrier Networks	$81,219	$48,014	$76,429	$44,163
Enterprise Networks	27,429	16,494	28,148	16,065

	$108,648	$64,508	$104,577	$60,228
Selling, general and administrative expenses		24,766		22,949
Research and development expenses		17,766		16,343

Operating income		21,976		20,936
Interest expense		(634)		(583)
Other income, net		4,116		2,848

Income before provision for income taxes		25,458		23,201
Provision for income taxes		(9,203)		(7,981)

Net income		$16,255		$15,220

Sales by Geographic Region

The table below presents sales information by geographic region for the three months ended March 31, 2006 and 2005.

	Three Months Ended
	March 31, 2006	March 31, 2005
United States	$102,931	$96,587
International	5,717	7,990

Total	$108,648	$104,577

Sales by Product

The Digital Business Transport, “DBT/Total Reach®” category is comprised of revenue from ISDN and DDS transport and connectivity products sold to carrier and enterprise customers. The High-bit-rate Digital Subscriber Line, “HDSL/T1” category is comprised of revenue from HDSL related carrier products and T1 DSU/CSU enterprise products. The Systems category includes revenue from Total Access narrow band products, M-13 multiplexers, integrated access devices, Digital Subscriber Lines Access Multiplexer (“DSLAM”) products, optical access products and NetVanta products comprised of access routers, ethernet switches, Virtual Private Network (“VPN”) products and other access products.

The table below presents sales information by product for the three months ended March 31, 2006 and 2005.

	Three Months Ended
	March 31, 2006	March 31, 2005
DBT/Total Reach®	$2,160	$3,209
HDSL/T1	41,128	45,137
Systems	65,360	56,231

Total	$108,648	$104,577

7. LIABILITY FOR WARRANTY RETURNS

Our products generally include warranties of one to ten years for product defects. We accrue for warranty returns at the cost to repair or replace the defective products at the time revenue is recognized. We engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers. ADTRAN’s products continue to become more complex in both size and functionality as many of our product offerings migrate from line card applications to systems products. These products will require more warranty repairs to be completed at the installed location due to their size and complexity, rather than at a manufacturing site or repair depot. This field service obligation, as well as the increasing complexity of our products, will cause warranty obligations, when they arise, to be more expensive. Our warranty obligation is affected by product failure rates, material usage, and other rework costs incurred in correcting a product failure. In addition, from time to time, specific warranty accruals may be made if unforeseen problems arise. Should our actual experience relative to these factors be worse than our estimates, we will be required to record additional warranty expense. Alternatively, if we provide more reserves than we need, we will reverse a portion of such provisions in future periods. The liability for warranty returns totaled $3,545 and $3,972 at March 31, 2006 and December 31, 2005, respectively. These liabilities are included in accrued expenses in the accompanying Consolidated Balance Sheets.

March 31, 2006
Balance at beginning of period	$3,972
Plus: amounts charged to cost and expenses	880
Less: deductions	(1,307)

Balance at end of period	$3,545

The decrease in warranty reserve during the first quarter of 2006 is a result of the completion of warranty repairs for a Systems product previously accrued in a prior period, partially offset by warranty obligations recorded related to the Luminous Networks, Inc. asset purchase agreement.

8. STOCKHOLDERS’ EQUITY

A summary of the changes in stockholders’ equity for the three months ended March 31, 2006 is as follows:

Stockholders’ Equity
Balance, December 31, 2005	$542,171
Net income	16,255
Dividend payments	(6,898)
Change in unrealized gain on marketable securities (net of deferred taxes)	(465)
Unrealized foreign currency translation (net of deferred taxes)	(248)
Exercise of stock options	2,732
Income tax benefit from exercise of stock options	1,058
Stock-based compensation expense	1,967

Balance, March 31, 2006	$556,572

During 2006, ADTRAN paid cash dividends as follows:

Record Date	Payment Date	Per Share Amount	Total Dividend Paid
February 7, 2006	February 17, 2006	$0.09	$6,898

ADTRAN issued 206 shares of treasury stock to fulfill stock option exercises during the three months ended March 31, 2006. The stock options had exercise prices ranging from $26.95 to $32.04. ADTRAN received proceeds totaling $2,732 from the exercise of these stock options during the three months ended March 31, 2006.

ADTRAN has the authority to purchase 4,713 shares of its common stock through open market purchases. There were no shares purchased during the three months ended March 31, 2006.

9. RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2004, the FASB issued SFAS No. 151, Inventory Costs – An Amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005, and was adopted by ADTRAN effective January 1, 2006. The adoption of SFAS No. 151 did not have a material impact on our consolidated results of operations or financial condition.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces APB No. 20 and SFAS No. 3. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impractical and for reporting a change when retrospective application is impractical. SFAS No. 154 also addresses the reporting of an error by restating previously issued financial statements. SFAS No. 154 becomes effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. ADTRAN adopted this pronouncement effective January 1, 2006.

On July 14, 2005, the FASB issued a proposed Interpretation, Accounting for Uncertain Tax Provisions, an Interpretation of FASB Statement 109. This proposed Interpretation would clarify the accounting for uncertain tax positions as described in SFAS No. 109, Accounting for Income Taxes, and would require a company to recognize, in its financial statements, the best estimate of the impact of a tax position only if that position is probable of being sustained on an audit basis solely on the technical merit of the position. In October 2005, the FASB confirmed that the guidance in this proposed Interpretation has been delayed. ADTRAN will continue to monitor this guidance and the impact it might have on its consolidated results of operations or financial condition when finalized.

In November 2005, the FASB issued Financial Statement of Position (“FSP”) FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP nullifies certain requirements of Emerging Issues Task Force (“EITF”) 03-1 and supersedes EITF Abstracts, Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value. This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of other-than-temporary impairments, and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in the FSP is effective for reporting periods beginning after December 15, 2005 and was adopted by ADTRAN effective January 1, 2006. The adoption of this FSP did not have a material impact on our consolidated results of operations or financial condition.

10. RELATED PARTY TRANSACTIONS

We employ the law firm of our director emeritus for legal services. All bills for services rendered by this firm are reviewed and approved by our chief financial officer. We believe that the fees for such services are comparable to those charged by other firms for services rendered to us. We paid $30 and $31 during the three month periods ended March 31, 2006 and 2005, respectively, for legal services rendered.

11. COMMITMENTS AND CONTINGENCIES

We have certain contingent liabilities from time to time from litigation for employment or other matters arising in the normal course of business. Although the outcome of any litigation can never be certain, it is our opinion that the outcome of such contingencies will not materially affect our business, operations, financial condition or cash flows.

We have committed to invest up to an aggregate of $7,850 in two private equity funds, of which $5,026 has been invested to date. The duration of each of these commitments is ten years with $558 expiring in 2010 and $2,266 expiring in 2012.

12. SUBSEQUENT EVENTS

On April 17, 2006, ADTRAN announced that its board of directors declared a quarterly cash dividend of $0.09 per common share to be paid to stockholders of record at the close of business on May 4, 2006. The payment date will be May 18, 2006. The quarterly dividend payment will be approximately $6,909. The board of directors presently anticipates that it will declare a regular quarterly dividend so long as the present tax treatment of dividends exists and adequate levels of liquidity are maintained.

Between April 21, 2006 and April 28, 2006, ADTRAN repurchased 316,675 shares of its common stock through open market purchases at an average cost of $25.02 per share and have the authority to repurchase an additional 4,396,762 shares.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of ADTRAN. ADTRAN and its representatives may from time to time make written or oral forward-looking statements, including statements contained in this report, our other filings with the Securities and Exchange Commission (“SEC”) and in our reports to our stockholders. Generally, the words, “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “may,” “could” and similar expressions identify forward-looking statements. We caution you that any forward-looking statements made by us or on our behalf are subject to uncertainties and other factors that could cause such statements to be wrong. Some of these uncertainties and other factors are listed below. They have been discussed in our most recent Form 10-K filed on March 6, 2006 with the SEC. Though we have attempted to list comprehensively these important factors, we caution investors that other factors may prove to be important in the future in affecting our operating results. New factors emerge from time to time, and it is not possible for us to predict all of these factors, nor can we assess the impact each factor or combination of factors may have on our business.

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

•

We are required to recognize expense for stock-based compensation related to employee stock options. There is no assurance that the expense we recognize measures accurately the value of our stock-based awards and the recognition of this expense could cause the trading price of our common stock to decline.

•	The lengthy approval process required by Incumbent Local Exchange Carriers (“ILECs”) and other carriers could result in fluctuations in our revenues.

•	Our dependence on a limited number of suppliers may prevent us from delivering our products on a timely basis, which could have a material adverse effect on customer relations and operating results.

•	Increased sales volume in international markets could result in increased costs or loss of revenue due to factors inherent in these markets.

•	Our success depends on our ability to reduce the selling prices of succeeding generations of our products.

•	Our failure to maintain rights to intellectual property used in our business could adversely affect the development, functionality and commercialization of our products.

•	Continued consolidation and deterioration in the competitive service provider market could result in a significant decrease in our revenue.

•	Our success depends on attracting and retaining key personnel.

•	The price of our common stock has been volatile and may continue to fluctuate significantly.

The foregoing list of risks is not exclusive. For a more detailed description of the risk factors associated with our business, see Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005.

OVERVIEW

ADTRAN develops products and services that facilitate access to today’s communications networks. Our high-speed, network access products improve the operation of, and reduce the costs associated with, building and using communications networks. Service providers use our equipment to deliver broadband data, voice, video, and Internet services to business and residential subscribers in a cost-efficient manner. Businesses, schools, and government agencies use our products to connect facilities, remote offices, and mobile workers, enabling corporate information services, Internet access, telecommuting, and videoconferencing within their organizations. ADTRAN solutions are currently in use by every major U.S. service provider and many global ones, as well as by thousands of public, private and governmental organizations worldwide.

An important part of ADTRAN’s strategy is to reduce the cost of each succeeding product generation and then to lower the product’s selling price based on the cost savings achieved. As a part of this strategy, we seek in most instances to be the high-quality, low-cost provider of products in our markets. Our success to date is attributable in large measure to our ability to design our products initially with a view to their subsequent redesign, allowing both increased functionality and reduced manufacturing costs in each succeeding product generation. This strategy enables ADTRAN to sell succeeding generations of products to existing customers, while increasing our market share by selling these enhanced products to new customers.

ADTRAN’s sales for the first quarter ended March 31, 2006 increased 3.8% from those for the first quarter ended March 31, 2005. The increase in sales and earnings for the three month period ended March 31, 2006 is primarily attributable to a 16.4% increase in sales of our System products, primarily due to increases in Broadband Access, Optical Access and NetVanta product revenue, partially offset by a decline in Integrated Access Device (“IAD”) revenues. These increases are a result of ADTRAN’s strategy of leveraging its engineering capabilities, distribution channels and customer base to enter new markets and grow market share. HDSL/T1 product category revenue for the first quarter of 2006 was down 8.9% from the first quarter of 2005. This decrease is attributable to the realignment of distribution centers at a major customer and a decline in Data Service Units (“DSU/CSU”) revenue. The increase in gross profit for the three month period ended March 31, 2006, as a percentage of sales, is primarily the results of a favorable product mix, continuing improvements in manufacturing efficiencies and product cost reductions, partially offset by the adoption of SFAS 123R.

During the first quarter of 2006, ADTRAN acquired all of the intellectual property and world-wide product rights and certain other assets from Luminous Networks, Inc. (“Luminous”). As a result of this purchase, we expect to integrate the Luminous technologies into existing and future ADTRAN products, and we expect to continue to manufacture selected Luminous products. We recorded this transaction in the first quarter of 2006 as a business combination in accordance with SFAS No. 141, Business Combinations, pending final adjustments to be recorded during a subsequent period.

Our operating results have fluctuated on a quarterly basis in the past, and may vary significantly in future periods due to a number of factors. We normally operate with very little order backlog. A majority of our sales in each quarter result from orders booked in that quarter and firm purchase orders released in that quarter by customers under agreements containing non-binding purchase commitments. Furthermore, a majority of customers typically require prompt delivery of products. This results in a limited backlog of orders for these products and requires us to maintain sufficient inventory levels to satisfy anticipated customer demand. If near-term demand for ADTRAN’s products declines, or if potential sales in any quarter do not occur as anticipated, our financial results could be adversely affected. Operating expenses are relatively fixed in the short term; therefore, a shortfall in quarterly revenues could significantly impact ADTRAN’s financial results in a given quarter. Further, maintaining sufficient inventory levels to assure prompt delivery of our products increases the amount of inventory that may become obsolete and increases the risk that the obsolescence of such inventory may have an adverse effect on our business and operating results.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Except as set forth below, our critical accounting policies and estimates have not changed significantly from those detailed in our most recent Annual Report on Form 10-K for the year ended December 31, 2005.

•

For purposes of determining estimated fair value of stock-based payment awards on the date of grant under SFAS 123R, we use the Black-Scholes Model. This model requires the input of certain assumptions that require subjective judgment. These assumptions include, but are not limited to, expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. Because our stock-based payment awards have characteristics significantly different from those of traded options, and because changes in the input assumptions can materially affect the fair value estimate, the existing models may not provide a reliable single measure of the fair value of our stock-based payment awards. Management will continue to assess the assumptions and methodologies used to calculate estimated fair value of stock-based compensation. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies and thereby materially impact our fair value determination. If factors change and we use different assumptions in the application of SFAS 123R in future periods, the compensation expense that we record under SFAS 123R may differ significantly from what we have recorded in the current period. Refer to Note 2 to the Consolidated Financial Statements in this Form 10-Q for more information regarding stock-based compensation.

RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THREE MONTHS ENDED MARCH 31, 2005

SALES

ADTRAN’s sales increased 3.8% from $104.6 million in the three months ended March 31, 2005 to $108.6 million in the three months ended March 31, 2006. The increase in overall sales is primarily attributable to increases in sales of our Systems products, partially offset by decreases in HDSL/T1 and DBT/Total Reach products. Systems revenue was $65.4 million in the first quarter of 2006, compared to $56.2 million in the first quarter of 2005, primarily due to an increase in Broadband Access, Optical Access, and NetVanta product revenues, partially offset by a decline in IAD revenues. Systems revenue, as a percentage of total sales, increased from 53.7% for the three months ended March 31, 2005 to 60.2% for the three months ended March 31, 2006.

Carrier Networks sales increased 6.3% from $76.4 million in the three months ended March 31, 2005 to $81.2 million in the three months ended March 31, 2006. The quarter-over-quarter increase in Carrier Networks sales is primarily attributable to continued increases in Systems revenue, partially offset by declines in HDSL/T1 and DBT/Total Reach product revenues. Carrier Networks sales as a percentage of total sales increased from 73.1% in the three months ended March 31, 2005 to 74.8% in the three months ended March 31, 2006.

Enterprise Networks sales decreased 2.5% from $28.1 million in the three months ended March 31, 2005 to $27.4 million in the three months ended March 31, 2006. The quarter-over-quarter decrease in Enterprise Networks sales is primarily attributable to decreases in sales of T1 and IAD products, partially offset by an increase in NetVanta product revenues. Enterprise Networks sales as a percentage of total sales decreased from 26.9% for the three months ended March 31, 2005 to 25.2% for the three months ended March 31, 2006.

International sales decreased 28.8% from $8.0 million in the three months ended March 31, 2005 to $5.7 million in the three months ended March 31, 2006. International sales, as a percentage of total sales, decreased from 7.7% for the three months ended March 31, 2005 to 5.3% for the three months ended March 31, 2006. The decrease in international sales is primarily attributable to a major customer’s completion of the initial phase of a new network buildout of a particular service. Future sales in regard to this service are now expected to be tied to the addition of new subscribers.

COST OF SALES

As a percentage of sales, cost of sales decreased from 42.4% in the three months ended March 31, 2005 to 40.6% in the three months ended March 31, 2006. The decrease in cost of sales as a percentage of sales is primarily related to a favorable product mix, manufacturing efficiencies, and the timing differences between the recognition of cost reductions and the lowering of product selling prices. Cost of sales for the three months ended March 31, 2006 includes the effect of $0.1 million of stock-based compensation expense related to employee stock option awards. There was no stock-based compensation expense recorded in the first quarter of 2005.

Carrier Networks cost of sales, as a percent of division sales, decreased from 42.2% in the three months ended March 31, 2005 to 40.9% in the three months ended March 31, 2006. The decrease in Carrier Network cost of sales as a percentage of division sales is primarily related to manufacturing efficiencies, the timing differences between the recognition of cost reductions and the lowering of product selling prices, and the sales of new higher margin products. Enterprise Networks cost of sales, as a percent of division sales, decreased from 42.9% in the three months ended March 31, 2005 to 39.8% in the three months ended March 31, 2006. The decrease in Enterprise Networks cost of sales, as a percentage of division sales, is primarily related to increased sales of higher margin products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased 8.3% from $22.9 million in the three months ended March 31, 2005 to $24.8 million in the three months ended March 31, 2006. Selling, general and administrative expenses for the three months ended March 31, 2006 includes the effect of $1.0 million of stock-based compensation expense related to employee stock option awards. There was no stock-based compensation expense recorded in the first quarter of 2005. Additional increases in selling, general and administrative expenses are primarily related to increased selling expenses.

Selling, general and administrative expenses as a percentage of sales increased from 21.9% in the three months ended March 31, 2005 to 22.8% in the three months ended March 31, 2006, primarily due to stock-based compensation expense. Selling, general and administrative expenses as a percent of sales will fluctuate whenever there is a significant fluctuation in revenues during the periods being compared.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased 9.2% from $16.3 million in the three months ended March 31, 2005 to $17.8 million in the three months ended March 31, 2006. Research and development expenses for the three months ended March 31, 2006 includes the effect of $0.9 million of stock-based compensation expense related to employee stock option awards. There was no stock-based compensation expense recorded in the first quarter of 2005. Additional increases in research and development expenses are primarily due to increased Telcordia approval cost and other development expenses.

As a percentage of sales, research and development expenses increased from 15.6% in the three months ended March 31, 2005 to 16.4% in the three months ended March 31, 2006 primarily due to stock-based compensation expense. Research and development expenses as a percent of sales will fluctuate whenever there is a significant fluctuation in revenues during the periods being compared.

ADTRAN will continue to incur research and development expenses in connection with its new products and its expansion into international markets. ADTRAN continually evaluates new product opportunities and engages in intensive research and product development efforts. ADTRAN expenses all product research and development costs as incurred. As a result, ADTRAN may incur significant research and development expenses prior to the receipt of revenues from a major new product group or market expansion.

INTEREST INCOME

Interest income increased 75.0% from $2.0 million in the three months ended March 31, 2005 to $3.5 million in the three months ended March 31, 2006. This increase is primarily related to increased investment balances, and higher interest rates related to fixed income securities.

INTEREST EXPENSE

Interest expense remained relatively stable at $0.6 million in each of the three months ended March 31, 2006 and 2005.

NET REALIZED INVESTMENT GAIN

Net realized investment gain increased from $0.5 million in the three months ended March 31, 2005 to $0.6 million in the three months ended March 31, 2006. These changes primarily resulted from the sale of securities associated with the realignment of our investment portfolio.

OTHER INCOME, NET

Other income, net, comprised primarily of miscellaneous income, gains and losses on foreign currency transactions and scrap raw material sales, decreased from $0.4 million in the three months ended March 31, 2005 to $18 thousand in the three months ended March 31, 2006.

INCOME TAXES

Our effective tax rate increased from 34.4% in the three months ended March 31, 2005 to 36.2% in the three months ended March 31, 2006. This increase is primarily related to a delay in the passage of legislation extending the federal research and development tax credits. We anticipate this legislation will be passed in the second quarter of 2006 and that it will apply retroactively.

Additionally, the recognition of stock-based compensation expense associated with the adoption of SFAS 123R has created unfavorable permanent differences that must be considered when calculating the effective tax rate for the year. These unfavorable differences are related to the portion of stock-based compensation for which a tax deduction is not generally available (incentive stock options). Disqualifying dispositions of these items will give rise to a tax deduction and a favorable permanent difference in the period of exercise. However, we cannot estimate when, or guarantee that disqualifying dispositions will occur.

NET INCOME

As a result of the above factors, net income increased $1.1 million from $15.2 million in the three months ended March 31, 2005 to $16.3 million in the three months ended March 31, 2006. As a percentage of sales, net income increased from 14.5% in the three months ended March 31, 2005 to 15.0% in the three months ended March 31, 2006. Net income for the three months ended March 31, 2006 includes the effect of $1.7 million net of tax, of stock-based compensation expense related to employee stock option awards. Operating income for the quarter was reduced by $1.9 million as a result of applying SFAS 123R. There was no stock-based compensation expense recorded in the first quarter of 2005.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

At March 31, 2006, our cash and cash equivalents of $110.2 million and short-term investments of $160.0 million placed our short-term liquidity in cash, cash equivalents, and short-term investments at $270.2 million, which includes $1.0 million of deferred compensation plan assets. At December 31, 2005, our cash and cash equivalents of $112.8 million and short-term investments of $154.1 million placed our short-term liquidity in cash, cash equivalents, and short-term investments at $266.9 million.

Operating Activities

Our working capital, which consists of current assets less current liabilities, increased slightly from $344.3 million as of December 31, 2005 to $345.5 million as of March 31, 2006. The quick ratio, defined as cash, cash equivalents, short-term investments, and net accounts receivable, divided by current liabilities, increased from 6.53 as of December 31, 2005 to 7.06 as of March 31, 2006. The current ratio, defined as current assets divided by current liabilities, increased from 7.74 as of December 31, 2005 to 8.33 as of March 31, 2006. These liquidity ratios will fluctuate with business growth and as our inventory, accounts payable and income tax position change. As of December 31, 2005, we had an income tax payable of $4.6 million, primarily related to 2005 year taxable income. As of March 31, 2006, we had an income tax payable of $11.6 million, primarily related to the increase in our provisional tax rate as discussed above.

Net accounts receivable decreased 5.6% from December 31, 2005 to March 31, 2006, primarily due to a decrease in first quarter sales compared to the fourth quarter of 2005. Our allowance for doubtful accounts remained stable at $0.3 million at March 31, 2006 and December 31, 2005. Quarterly accounts receivable days sales outstanding (“DSO”) increased 9 days from 43 days as of December 31, 2005 to 52 days as of March 31, 2006. A steady level of shipments and good collection performance throughout a quarter will result in reduced DSO, compared with higher levels of shipments toward the end of the quarter, which results in a shorter amount of time to collect the related accounts receivable and increased DSO.

Quarterly inventory turnover decreased from 4.34 turns as of December 31, 2005 to 3.59 turns as of March 31, 2006. Inventory levels will fluctuate as we attempt to maintain sufficient inventory levels to ensure competitive lead times while guarding against the risk of inventory obsolescence that may occur due to rapidly changing technology and customer demand.

Accounts payable decreased 24.7% from December 31, 2005 to March 31, 2006 and accrued expenses decreased 5.6% from December 31, 2005 to March 31, 2006. These decreases are primarily related to the variations in the timing of payments.

Investing Activities

At March 31, 2006, our long-term investments increased by 8.4% to $185.1 million from $170.8 million at December 31, 2005. This increase is primarily attributable to cash flows from operations providing more cash available for investment purposes.

Restricted investment balances at March 31, 2006 included $50 million in a restricted certificate of deposit and $2.2 million in deferred compensation plan assets. Restricted investment balances at December 31, 2005 included $50 million invested in a restricted certificate of deposit and $2.4 million of deferred compensation plan assets.

Capital expenditures totaled approximately $1.4 million and $2.6 million for the three months ended March 31, 2006 and 2005, respectively. These expenditures were primarily used for the purchase of computer hardware and software and manufacturing and test equipment.

Financing Activities

In July 2003, our board of directors elected to begin declaring quarterly dividends on our common stock, and anticipates that it will declare a regular quarterly dividend so long as the present tax treatment of dividends exists and adequate levels of liquidity are maintained. During the three months ended March 31, 2006, ADTRAN paid dividends totaling $6.9 million.

Debt

Fifty million dollars of the expansion of Phase III of our corporate headquarters was approved for participation in an incentive program offered by the Alabama State Industrial Development Authority (the “Authority”). Pursuant to the program, on January 13, 1995, the Authority issued $20.0 million of its taxable revenue bonds and loaned the proceeds from the sale of the bonds to ADTRAN. The bonds were originally purchased by AmSouth Bank of Alabama, Birmingham, Alabama, (the “Bank”). Wachovia Bank, N.A., Nashville, Tennessee (formerly First Union National Bank of Tennessee, Nashville, Tennessee) (the “Bondholder”) purchased the original bonds from the Bank and made further advances to the Authority, bringing the total amount outstanding to $50.0 million. The incentive program enables participating companies to generate Alabama corporate income tax credits that can be used to reduce the amount of Alabama corporate income taxes that would otherwise be payable. We cannot be certain that the state of Alabama will continue to make these corporate income tax credits available; therefore, we may not realize the full benefit of these incentives. Through March 31, 2006, the Authority had issued $50.0 million of its taxable revenue bonds pursuant to the incentive program and loaned the proceeds from the sale of the bonds to ADTRAN. We are required to make payments to the Authority in the amounts necessary to pay the principal of and interest on the Authority’s Taxable Revenue Bond, Series 1995, as amended, currently outstanding in the aggregate principal amount of $50.0 million. The bond matures on January 1, 2020, and bears interest at the rate of 5% per annum. Included in long-term investments are $50.0 million of restricted funds, which is a collateral deposit against the principal amount of this bond. In conjunction with this program, we are eligible to receive certain economic incentives from the state of Alabama that reduce the amount of payroll withholdings that we are required to remit to the state for those employment positions that qualify under the program.

Off-Balance Sheet Arrangements and Contractual Obligations

We do not have off-balance sheet financing arrangements and have not engaged in any related party transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources. During the three months ended March 31, 2006, there have been no material changes in contractual obligations and commercial commitments from those discussed in our most recent Form 10-K filed on March 6, 2006. We have committed to invest up to an aggregate of $7.9 million in two private equity funds, of which $5.0 million has been invested to date. The duration of each of these commitments is ten years with $0.6 million expiring in 2010 and $2.3 million expiring in 2012.

Stock Repurchase Program

During February 2005, with the purchase of 1,000,700 common shares at an average price of $17.96, we completed our stock repurchase plan announced on April 29, 2004. On February 11, 2005, ADTRAN announced that its board of directors approved the repurchase of up to an additional 5,000,000 shares of its common stock. This plan is being implemented through open market purchases from time to time as conditions warrant. As of March 31, 2006, we had repurchased a total of 286,563 shares of our common stock at a total cost of $6.1 million and had the authority to purchase an additional 4,713,437 shares. No shares were repurchased during the three month period ended March 31, 2006.

We issued 206,213 shares of treasury stock for $2.7 million during the three months ended March 31, 2006, to accommodate employee stock option exercises. During 2005, we issued 1,413,378 shares of treasury stock for $16.9 million to accommodate employee stock option exercises.

We intend to finance our operations with cash flows from operations. We have used, and expect to continue to use, the cash generated from operations for working capital, dividend payments, and other general corporate purposes, including (i) product development activities to enhance our existing products and develop new products and (ii) expansion of sales and marketing activities. We believe our cash and cash equivalents, investments and cash generated from operations to be adequate to meet our operating and capital needs for the foreseeable future.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment, (“SFAS 123R”) using the modified prospective method. SFAS 123R requires measurement of compensation cost for all stock-based awards at fair value on the grant date and recognition of compensation expense over the requisite service period for awards expected to vest.

Prior to the adoption of SFAS 123R, ADTRAN recorded the intrinsic value of stock-based compensation as expense, in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related interpretations, as allowed under SFAS No. 123, Accounting for Stock-based Compensation Expense (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense had been recorded in our Consolidated Statements of Income prior to January 1, 2006, other than as related to accelerated vesting, because the exercise price of our stock options granted equaled the fair market value of the underlying stock at the date of grant.

SFAS 123 allowed us to recognize forfeitures as they occur, while SFAS 123R requires us to estimate future forfeitures and adjust our estimate on a regular basis. SFAS 123R requires cash flows resulting from the tax deductions in excess of the related compensation cost recognized in the financial statements (excess tax benefits) to be classified as financing cash flows. In accordance with SFAS 123R, excess tax benefits recognized in periods after the adoption date have been properly classified as financing cash flows. Excess tax benefits recognized in periods prior to the adoption date are classified as operating cash flows.

We have several Board and stockholder approved stock option plans from which stock options and other awards are available to grant to employees and directors. All employee and director stock options granted under our stock option plans have an exercise price equal to the market value of the underlying common stock on the grant date. There are currently no vesting provisions tied to performance conditions for any option; vesting for all outstanding option grants is based only on continued service as an employee of ADTRAN. All of our outstanding stock option awards are classified as equity instruments.

For the three months ended March 31, 2006, we recorded approximately $2.0 million of stock-based compensation associated with outstanding unvested stock. As of January 1, 2006, total compensation cost related to non-vested stock options not yet recognized was approximately $20 million, which is expected to be recognized over the next 45 months using the ratable single-option approach. See Note 2 to the Consolidated Financial Statements for additional information.

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, Inventory Costs – An Amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005, and was adopted by ADTRAN effective January 1, 2006. The adoption of SFAS No. 151 did not have a material impact on our consolidated results of operations or financial condition.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces APB No. 20 and SFAS No. 3. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impractical and for reporting a change when retrospective application is impractical. SFAS No. 154 also addresses the reporting of an error by restating previously issued financial statements. SFAS No. 154 becomes effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. ADTRAN adopted this pronouncement effective January 1, 2006.

On July 14, 2005 the FASB issued a proposed Interpretation, Accounting for Uncertain Tax Provisions, an Interpretation of FASB Statement 109. This proposed Interpretation would clarify the accounting for uncertain tax positions as described in SFAS No. 109, Accounting for Income Taxes, and would require a company to recognize, in its financial statements, the best estimate of the impact of a tax position only if that position is probable of being sustained on an audit basis solely on the technical merit of the position. In October 2005, the FASB confirmed that the guidance in this proposed Interpretation has been delayed. ADTRAN will continue to monitor this guidance and the impact it might have on its consolidated results of operations or financial condition when finalized.

In November 2005, the FASB issued Financial Statement of Position (“FSP”) FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP nullifies certain requirements of Emerging Issues Task Force (“EITF”) 03-1 and supersedes EITF Abstracts, Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value. This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of other-than-temporary impairments, and requires certain disclosures about unrealized losses that have not been recognized as other than temporary impairments. The guidance in the FSP is effective for reporting periods beginning after December 15, 2005 and was adopted by ADTRAN effective January 1, 2006. The adoption of this FSP did not have a material impact on our consolidated results of operations or financial condition.

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

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors as discussed in Item 1A of our most recent Form 10-K filed on March 6, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 6. EXHIBITS

Exhibits.

Exhibit No.	Description
31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADTRAN, INC. (Registrant)

Date: May 2, 2006	/s/ James E. Matthews
James E. Matthews
Senior Vice President – Finance,
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description
31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications