Form 10-Q
period 2006-06-30
ADTRAN INC
filed 2006-07-31
CIK 926282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2006

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

Large Accelerated Filer  ☒        Accelerated Filer  ☐        Non-accelerated Filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date:

Class	Outstanding at July 27, 2006
Common Stock, $.01 Par Value	72,759,864 shares

ADTRAN, INC.

Quarterly Report on Form 10-Q

For the Quarter and Year to Date Ended June 30, 2006

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADTRAN, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$34,668	$112,794
Short-term investments	159,605	154,080
Accounts receivable, less allowance for doubtful accounts of $349 at June 30, 2006 and December 31, 2005	64,687	66,246
Other receivables	4,694	3,214
Inventory, net	47,201	50,266
Prepaid expenses	3,459	2,794
Deferred tax assets	6,321	5,960

Total current assets	320,635	395,354

Property, plant and equipment, net	83,078	85,033
Other assets	499	497
Long-term investments	190,299	170,836

Total assets	$594,511	$651,720

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$26,997	$25,682
Unearned revenue	4,386	4,318
Accrued expenses	4,721	4,820
Accrued payroll	9,483	11,678
Income tax payable, net	4,360	4,551

Total current liabilities	49,947	51,049

Deferred tax liabilities, net	1,576	4,432
Other non-current liabilities	4,567	4,068
Bonds payable	50,000	50,000

Total liabilities	106,090	109,549

Commitments and contingencies (see Note 11)

Stockholders’ Equity
Common stock, par value $0.01 per share; 200,000 shares authorized; 79,652 shares issued at June 30, 2006 and December 31, 2005	797	797
Additional paid in capital	138,287	135,582
Accumulated other comprehensive income	1,248	4,172
Retained earnings	495,848	472,558
Less treasury stock at cost: 6,209 shares at June 30, 2006 and 3,116 shares at December 31, 2005	(147,759)	(70,938)

Total stockholders’ equity	488,421	542,171

Total liabilities and stockholders’ equity	$594,511	$651,720

See notes to consolidated financial statements

ADTRAN, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Sales	$122,296	$118,873	$230,944	$223,450
Cost of sales	49,865	49,327	94,005	93,676

Gross profit	72,431	69,546	136,939	129,774

Selling, general and administrative expenses	26,444	24,297	51,210	47,246
Research and development expenses	17,469	16,367	35,235	32,710

Operating income	28,518	28,882	50,494	49,818

Interest income	3,413	2,349	6,911	4,348
Interest expense	(633)	(625)	(1,267)	(1,208)
Net realized investment gain	474	259	1,074	740
Other income, net	510	387	528	755

Income before provision for income taxes	32,282	31,252	57,740	54,453

Provision for income taxes	(11,468)	(10,533)	(20,671)	(18,514)

Net income	$20,814	$20,719	$37,069	$35,939

Weighted average shares outstanding – basic	75,324	75,341	75,986	75,543

Weighted average shares outstanding – diluted	77,284	77,495	78,098	77,437

Earnings per common share – basic	$0.28	$0.28	$0.49	$0.48

Earnings per common share – diluted	$0.27	$0.27	$0.47	$0.46

Dividend per share	$0.09	$0.08	$0.18	$0.16

See notes to consolidated financial statements

ADTRAN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$37,069	$35,939
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,494	7,143
Gain on sale of long-term investments	(1,074)	(740)
Loss (Gain) on disposition of property, plant and equipment	8	(2)
Stock-based compensation expense	4,029	—
Deferred income taxes	(1,232)	(528)
Tax benefits from stock option exercises	1,271	440
Excess tax benefits from stock-based compensation arrangements	(818)	—
Changes in operating assets and liabilities:
Accounts receivable, net	1,796	(390)
Other receivables	(1,480)	(3,650)
Inventory, net	3,402	(4,422)
Prepaid expenses and other assets	(667)	(1,336)
Accounts payable	1,315	8,174
Accrued expenses and other liabilities	(1,900)	1,855
Income tax payable	(191)	4,058

Net cash provided by operating activities	47,022	46,541

Cash flows from investing activities:
Purchases of property, plant and equipment	(3,547)	(5,512)
Proceeds from disposition of property, plant and equipment	—	2
Proceeds from sales of available-for-sale investments	128,157	79,235
Purchases of available-for-sale investments	(157,353)	(92,898)
Acquisition of business	(400)	—

Net cash used in investing activities	(33,143)	(19,173)

Cash flows from financing activities:
Proceeds from stock option exercises	3,294	1,579
Purchases of treasury stock	(82,710)	(20,737)
Dividend payments	(13,779)	(12,140)
Excess tax benefits from stock-based compensation arrangements	818	—

Net cash used in financing activities	(92,377)	(31,298)

Net decrease in cash and cash equivalents	(78,498)	(3,930)
Effect of exchange rate changes	372	(239)
Cash and cash equivalents, beginning of period	112,794	57,602

Cash and cash equivalents, end of period	$34,668	$53,433

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expense during the reporting period. ADTRAN’s more significant estimates include the allowance for doubtful accounts, obsolete and excess inventory reserves, warranty reserves, estimated income tax contingencies and the fair value of stock-based compensation. Actual amounts could differ significantly from these estimates.

Business Combinations

On February 16, 2006, ADTRAN acquired all of the intellectual property and world-wide product rights and certain other assets from Luminous Networks, Inc. (“Luminous”). We recorded this transaction in the first quarter of 2006 as a business combination in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, pending final inventory adjustments expected to be recorded in the third quarter of 2006. The results of the combination have been included from the date of acquisition; however, such amounts are not significant.

2. STOCK-BASED COMPENSATION

On January 1, 2006, ADTRAN adopted SFAS 123 (revised 2004), Share-Based Payment, (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including grants of employee stock options, based on estimated fair values. SFAS 123R supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), which we previously applied, for periods beginning fiscal 2006. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123R. We have applied the provisions of SAB 107 in our adoption of SFAS 123R.

ADTRAN adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal 2006 year. Our Consolidated Statements of Income for the three and six months ended June 30, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, our Consolidated Statements of Income for prior periods have not been restated to reflect the impact of SFAS 123R. New awards are valued and accounted for prospectively upon adoption. Prior outstanding stock option awards that were not fully vested as of December 31, 2005 will be recognized as compensation expense in our Consolidated Statements of Income over their remaining requisite service periods based on their previously established fair values.

Prior to the adoption of SFAS 123R, ADTRAN recorded the intrinsic value of stock-based compensation as expense, in accordance with APB No. 25, as allowed under SFAS No. 123, Accounting for Stock-based Compensation Expense (“SFAS 123”). Under the intrinsic value method, no material amounts of stock-based compensation expense had been recorded in our Consolidated Statements of Income prior to January 1, 2006, other than as related to accelerated vesting at retirement, because the exercise price of the majority of our stock options granted equaled the fair market value of the underlying stock at the date of grant. In our pro forma disclosures required under SFAS 123, we accounted for forfeitures as they occurred.

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest will be recognized as expense over the requisite service periods in our Consolidated Statements of Income. Stock-based compensation expense recognized in our Consolidated Statements of Income for the three and six months ended June 30, 2006 includes compensation expense for stock-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the stock-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Compensation expense for all stock-based payment awards is recognized using the ratable single-option approach. Stock-based compensation expense recognized in our Consolidated Statements of Income for the three and six months ended June 30, 2006 is based on awards ultimately expected to vest; therefore, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Stock Option Program Descriptions

Our board of directors adopted the 1996 Employees Incentive Stock Option Plan (the “1996 Plan”) effective February 14, 1996, as amended, under which 16,976 shares of common stock were reserved for issuance to certain employees and officers through incentive stock options and non-qualified stock options. Options granted under the 1996 Plan become exercisable after one year of continued employment, normally pursuant to a four or five-year vesting schedule beginning on the first anniversary of the grant date, and have a ten-year contractual term. The 1996 Plan expired February 14, 2006 and expiration dates of options outstanding at June 30, 2006 under the 1996 Plan range from 2006 to 2016.

On January 23, 2006, the board of directors adopted the 2006 Employee Stock Incentive Plan (the “2006 Plan”), which reserves 13,000 shares of common stock for issuance to certain employees and officers through incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock and restricted stock units. The 2006 Plan was adopted by stockholder approval at ADTRAN’s annual meeting of stockholders held on May 9, 2006. Options granted under the 2006 Plan become exercisable after one year of continued employment, normally pursuant to a four-year vesting schedule beginning on the first anniversary of the grant date, and have a ten-year contractual term. As of June 30, 2006, 49 options had been granted under the 2006 Plan and 12,951 remained available for grant. Expiration dates of options outstanding at June 30, 2006 under the 2006 Plan range from 2006 to 2016.

Our stockholders approved the 2005 Directors Stock Option Plan (“2005 Directors Plan”) on May 18, 2005, under which 400 shares of common stock have been reserved. The Directors Plan is a formula plan to provide options to our non-employee directors. Options granted under the 2005 Directors Plan normally become exercisable on the first anniversary of the grant date, and have a ten-year contractual term. At June 30, 2006, 30 options had been granted under the 2005 Directors Plan and 370 remained available for grant. We currently have options outstanding under the 1995 Directors Stock Option Plan, as amended (“1995 Directors Plan”), which expired October 31, 2005. Expiration dates of options outstanding under both plans at June 30, 2006 range from 2006 to 2015.

The following schedule summarizes the activity in our stock-based compensation plans for the six months ended June 30, 2006:

	Number of Options	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options outstanding, December 31, 2005	6,543	$17.74

Options granted	60	$27.09
Options cancelled/forfeited	(42)	$26.58
Options exercised	(258)	$12.86

Options outstanding, June 30, 2006	6,303	$17.97	5.98	$40,901

Options exercisable , June 30, 2006	4,204	$14.90	4.90	$35,314

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (the difference between ADTRAN’s closing stock price on the last trading day of the second quarter of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2006. The amount of aggregate intrinsic value will change based on the fair market value of ADTRAN’s stock.

The total pretax intrinsic value of options exercised during the three and six month periods ended June 30, 2006 was $0.7 million and $4.0 million, respectively. The fair value of options vesting during the six months ending June 30, 2006 was $0.3 million.

Valuation and Expense Information

The following table summarizes stock-based compensation expense related to stock options under SFAS 123R for the three and six months ended June 30, 2006, which was allocated as follows:

	June 30, 2006
	Three Months	Six Months
Cost of sales	$87	$170

Stock-based compensation expense included in cost of sales	87	170

Selling, general and administrative	1,003	1,960
Research and development	972	1,899

Stock-based compensation expense included in operating expenses	1,975	3,859

Total stock-based compensation expense	2,062	4,029
Tax benefit	(257)	(513)

Total stock-based compensation expense, net of tax	$1,805	$3,516

There was no stock-based compensation expense recognized for the six months ended June 30, 2005.

The table below illustrates the effect on net income and earnings per share as if we had applied the fair-value recognition provisions of SFAS 123 to all of our stock-based compensation awards for periods prior to the adoption of SFAS 123R, and the actual effect on net income and earnings per share for periods subsequent to adoption of SFAS 123R.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Reported net income	$20,814	$20,719	$37,069	$35,939

Plus: total stock-based compensation included in the determination of reported net income, net of tax	1,805	—	3,516	—
Less: total stock-based compensation expense determined under fair value based method for all awards, net of tax	(1,805)	(2,039)	(3,516)	(4,270)

Pro forma net income for calculation of diluted earnings per share	$20,814	$18,680	$37,069	$31,669

Earnings per share:
Diluted-as reported	$0.27	$0.27	$0.47	$0.46
Diluted-pro forma	$0.27	$0.24	$0.47	$0.41

At June 30, 2006, total compensation cost related to non-vested stock options not yet recognized was approximately $17.2 million, which is expected to be recognized over the next 2.0 years on a weighted average basis.

The fair value of ADTRAN’s options was estimated using the Black-Scholes Model. This model requires the input of assumptions regarding a number of complex and subjective variables that will usually have a significant impact on the fair value estimate. These variables include, but are not limited to, the volatility of our stock price and employee exercise behaviors. The assumptions and variables used for the current period grants were developed based on SFAS 123R and SEC guidance contained in SAB 107. There were no material changes made during the second quarter of 2006 to the methodology used to determine the assumptions.

The weighted-average estimated fair value of stock options granted to employees and directors during the three and six months ended June 30, 2006 was $11.12 and $11.50 per share, respectively using the Black-Scholes Model with the following weighted-average assumptions:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Expected volatility	49.15%	49.16%
Risk-free interest rate	5.01%	4.88%
Expected dividend yield	1.38%	1.33%
Expected life (in years)	4.64	4.61

We based our estimate of expected volatility for the three and six months ended June 30, 2006 on the sequential historical daily trading data of our common stock for a period equal to the expected life of the options granted. The selection of the historical volatility approach was based on available data indicating our historical volatility is as equally representative of ADTRAN’s future stock price trends as is implied volatility. We have no reason to believe the future volatility of our stock price is likely to differ from its past volatility.

The risk-free interest rate assumption is based upon implied yields of U.S. Treasury zero-coupon bonds on the date of grant having a remaining term equal to the expected life of the options granted. The dividend yield is based on our historical and expected dividend payouts.

The expected life of our stock options is based upon historical exercise and cancellation activity of our previous stock-based grants with a ten-year contractual term.

Stock-based compensation expense recognized in our Consolidated Statements of Income for the three and six months ended June 30, 2006 is based on options ultimately expected to vest, and has been reduced for estimated forfeitures. These estimates were based upon historical experience. We expect our forfeiture rate to be approximately 2% annually.

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

Pro Forma Information Under SFAS 123 for Periods Prior to January 1, 2006

The weighted-average estimated value of stock options granted to employees and directors during the three and six months ended June 30, 2005 was $8.11 and $8.04 respectively, per share using the Black-Scholes model with the following weighted-average assumptions:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Expected volatility	56.00%	57.00%
Risk-free interest rate	3.90%	3.88%
Expected dividend yield	1.79%	1.82%
Expected life (in years)	5.00	5.00

Prior to the adoption of SFAS 123R, the expected life and expected volatility of the stock options were based upon historical and other economic data. Forfeitures of stock options were accounted for as they occurred.

3. INVENTORY

At June 30, 2006 and December 31, 2005, inventory consisted of the following:

	June 30, 2006	December 31, 2005
Raw materials	$30,149	$26,504
Work in progress	2,441	4,056
Finished goods	20,598	25,006
Inventory reserves	(5,987)	(5,300)

Inventory, net	$47,201	$50,266

4. COMPREHENSIVE INCOME

Comprehensive income consists of net income, unrealized foreign currency translation adjustments and unrealized gains and losses on marketable securities.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$20,814	$20,719	$37,069	$35,939
Foreign currency translation gain (loss), net of deferred taxes	620	(150)	372	(239)
Net unrealized gains (losses) on available-for-sale securities, net of deferred taxes	(2,831)	237	(3,296)	(706)

Total comprehensive income	$18,603	$20,806	$34,145	$34,994

5. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income or loss from operations by the weighted average number of common shares outstanding during the period. Diluted earnings per share from operations reflects the additional dilution that could occur if rights to acquire common stock were exercised, such as stock issuable pursuant to the exercise of stock options outstanding. The treasury stock method is used to compute the dilutive effect of options and similar instruments. A summary of the calculation of basic and diluted earnings per share (“EPS”) for the three and six months ended June 30, 2006 and 2005 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Numerator
Net Income	$20,814	$20,719	$37,069	$35,939

Denominator
Weighted average number of shares - basic	75,324	75,341	75,986	75,543
Effect of dilutive securities – stock options	1,960	2,154	2,112	1,894

Weighted average number of shares - diluted	77,284	77,495	78,098	77,437

Net income per share - basic	$0.28	$0.28	$0.49	$0.48
Net income per share - diluted	$0.27	$0.27	$0.47	$0.46

Anti-dilutive options to purchase common stock outstanding were excluded from the above calculations. Anti-dilutive options totaled 2,032 and 1,955 for the three and six months ended June 30, 2006. Anti-dilutive options totaled 1,414 and 1,437 for the three and six months ended June 30, 2005.

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

The following table presents information about the sales and gross profit of our reportable segments for the three and six months ended June 30, 2006 and 2005. Asset information by reportable segment is not reported, since ADTRAN does not produce such information internally.

	Three Months Ended
	June 30, 2006		June 30, 2005
	Sales	Gross Profit	Sales	Gross Profit
Carrier Networks	$94,640	$56,232	$89,272	$51,370
Enterprise Networks	27,656	16,199	29,601	18,176

	$122,296	$72,431	$118,873	$69,546

	Six Months Ended
	June 30, 2006		June 30, 2005
	Sales	Gross Profit	Sales	Gross Profit
Carrier Networks	$175,859	$104,244	$165,701	$95,538
Enterprise Networks	55,085	32,695	57,749	34,236

	$230,944	$136,939	$223,450	$129,774

Sales by Geographic Region

The table below presents sales information by geographic region for the three and six months ended June 30, 2006 and 2005.

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
United States	$114,697	$103,282	$217,628	$199,869
International	7,599	15,591	13,316	23,581

Total	$122,296	$118,873	$230,944	$223,450

Sales by Product

The Digital Business Transport, “DBT/Total Reach®” category is comprised of revenue from ISDN and DDS transport and connectivity products sold to carrier and enterprise customers. The High-bit-rate Digital Subscriber Line, “HDSL/T1” category is comprised of revenue from HDSL related carrier products and T1 DSU/CSU enterprise products. The Systems category includes revenue from Total Access narrow band products, M-13 multiplexers, GR303 concentrators, integrated access devices, Digital Subscriber Lines Access Multiplexer (“DSLAM”) products, optical access products and NetVanta products comprised of access routers, ethernet switches, Virtual Private Network (“VPN”) products and other access products.

The table below presents sales information by product for the three and six months ended June 30, 2006 and 2005.

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
DBT/Total Reach®	$2,682	$2,405	$4,842	$5,614
HDSL/T1	52,727	53,630	93,855	98,767
Systems	66,887	62,838	132,247	119,069

Total	$122,296	$118,873	$230,944	$223,450

7. LIABILITY FOR WARRANTY RETURNS

Our products generally include warranties of one to ten years for product defects. We accrue for warranty returns at the cost to repair or replace the defective products at the time revenue is recognized. We engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers. ADTRAN’s products continue to become more complex in both size and functionality as many of our product offerings migrate from line card applications to systems products. These products will require more warranty repairs to be completed at the installed location due to their size and complexity, rather than at a manufacturing site or repair depot. This field service obligation, as well as the increasing complexity of our products, will cause warranty obligations, when they arise, to be more expensive. Our warranty obligation is affected by product failure rates, material usage, and other rework costs incurred in correcting a product failure. In addition, from time to time, specific warranty accruals may be made if unforeseen problems arise. Should our actual experience relative to these factors be worse than our estimates, we will be required to record additional warranty expense. Alternatively, if we provide more reserves than we need, we will reverse a portion of such provisions in future periods. The liability for warranty returns totaled $3,518 and $3,972 at June 30, 2006 and December 31, 2005, respectively. These liabilities are included in accrued expenses in the accompanying Consolidated Balance Sheets.

June 30, 2006
Balance at beginning of period	$3,972
Plus: amounts charged to cost and expenses	1,299
Less: deductions	(1,753)

Balance at end of period	$3,518

The decrease in warranty reserve during the first six months of 2006 is a result of the completion of warranty repairs for a Systems product previously accrued in a prior period, partially offset by assumed warranty obligations recorded related to the Luminous Networks, Inc. asset purchase agreement. To date, no claims have been made against these assumed obligations and the accrual amounts have been adjusted accordingly.

8. STOCKHOLDERS’ EQUITY

A summary of the changes in stockholders’ equity for the six months ended June 30, 2006 is as follows:

Stockholders’ Equity
Balance, December 31, 2005	$542,171
Net income	37,069
Dividend payments	(13,779)
Net unrealized gains (losses) on marketable securities (net of deferred taxes)	(3,296)
Unrealized foreign currency translation (net of deferred taxes)	372
Exercise of stock options	3,294
Income tax benefit from exercise of stock options	1,271
Stock-based compensation expense	4,029
Purchase of treasury stock	(82,710)

Balance, June 30, 2006	$488,421

During 2006, ADTRAN paid cash dividends as follows:

Record Date	Payment Date	Per Share Amount	Total Dividend Paid
February 7, 2006	February 17, 2006	$0.09	$6,898
May 4, 2006	May 18, 2006	$0.09	$6,881

ADTRAN issued 257 shares of treasury stock to fulfill stock option exercises during the six months ended June 30, 2006. The stock options had exercise prices ranging from $8.70 to $22.17. ADTRAN received proceeds totaling $3,294 from the exercise of these stock options during the first six months of 2006.

ADTRAN repurchased 3,355 shares of its common stock through open market purchases at a total cost of $82.7 million during the six months ended June 30, 2006 and has the authority to purchase an additional 1,359 shares under the repurchase plan announced on February 11, 2005 (“2005 Plan”). On July 17, 2006, ADTRAN’s Board of Directors authorized the repurchase of an additional 5,000 shares of our common stock to commence upon completion of the 2005 Plan. The new plan will be implemented through open market purchases from time to time as conditions warrant.

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

In July 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertain Tax Provisions, an Interpretation of FASB Statement 109. FIN 48 clarifies the accounting for uncertain tax positions as described in SFAS No. 109, Accounting for Income Taxes, and requires a company to recognize, in its financial statements, the impact of a tax position only if that position is “more likely than not” of being sustained on an audit basis solely on the technical merit of the position. In addition, FIN 48 requires qualitative and quantitative disclosures including a discussion of reasonably possible changes that might occur in the recognized tax benefits over the next twelve months as well as a roll-forward of all unrecognized tax benefits. FIN 48 is effective for fiscal years beginning after December 15, 2006. ADTRAN will adopt this pronouncement in January 2007 and is currently evaluating the impact FIN 48 might have on its consolidated results of operations or financial condition.

10. RELATED PARTY TRANSACTIONS

We employ the law firm of our director emeritus for certain legal services. All bills for services rendered by this firm are reviewed and approved by our chief financial officer. We believe that the fees for such services are comparable to those charged by other firms for services rendered to us. We paid $30 during each of the three month periods ended June 30, 2006 and 2005 for legal services rendered. We paid $60 and $61 respectively, for the six month periods ended June 30, 2006 and 2005 for legal services rendered.

11. COMMITMENTS AND CONTINGENCIES

We have certain contingent liabilities from time to time from litigation for employment or other matters arising in the normal course of business. Although the outcome of any litigation can never be certain, it is our opinion that the outcome of such contingencies will not materially affect our business, operations, financial condition or cash flows.

We have committed to invest up to an aggregate of $7,850 in two private equity funds, of which $5,549 has been invested to date. The duration of each of these commitments is ten years with $421 expiring in 2010 and $1,880 expiring in 2012.

12. SUBSEQUENT EVENTS

On July 17, 2006, ADTRAN announced that its board of directors declared a quarterly cash dividend of $0.09 per common share to be paid to stockholders of record at the close of business on August 4, 2006. The payment date will be August 18, 2006. The quarterly dividend payment will be approximately $6,610. The board of directors presently anticipates that it will declare a regular quarterly dividend so long as the present tax treatment of dividends exists and adequate levels of liquidity are maintained.

On July 17, 2006, ADTRAN’s Board of Directors authorized the repurchase of an additional 5,000,000 shares of our common stock to commence upon completion of the repurchase plan announced February 11, 2005. The new plan will be implemented through open market purchases from time to time as conditions warrant.

Between July 21, 2006 and July 27, 2006, ADTRAN repurchased 682,602 shares of its common stock through open market purchases at an average cost of $20.80 per share and have the authority to repurchase an additional 676,208 shares under the 2005 Plan.

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

OVERVIEW

ADTRAN develops products and services that facilitate access to today’s communications networks. Our high-speed, network access products improve the operation of, and reduce the costs associated with, building and using communications networks. Service providers use our equipment to deliver broadband data, voice, video, and Internet services to business and residential subscribers in a cost-efficient manner. Businesses, schools, and government agencies use our products to connect facilities, remote offices, and mobile workers, enabling corporate information services, Internet access, telecommuting, and videoconferencing within their organizations. ADTRAN solutions are currently in use by most major U.S. service providers and many global ones, as well as by thousands of public, private and government organizations worldwide.

An important part of ADTRAN’s strategy is to reduce the cost of each succeeding product generation and then to lower the product’s selling price based on the cost savings achieved. As a part of this strategy, we seek to be the high-quality, low-cost provider of products in our markets. Our success to date is attributable in large measure to our ability to design our products initially with a view to their subsequent redesign, allowing both increased functionality and reduced manufacturing costs in each succeeding product generation. This strategy enables ADTRAN to sell succeeding generations of products to existing customers, while increasing our market share by selling these enhanced products to new customers.

ADTRAN’s sales for the second quarter and six months ended June 30, 2006 increased from those for the second quarter and six months ended June 30, 2005. The increase in sales and earnings for the three and six month period ended June 30, 2006 is primarily attributable to increased sales of our Systems products, primarily due to increases in Broadband Access, Optical Access and NetVanta product revenue, partially offset by a decline in 303 concentrators and narrowband system revenues. These increases are a result of ADTRAN’s strategy of leveraging its engineering capabilities, distribution channels and customer base to enter new markets and grow market share. HDSL/T1 product category revenue for the first half of 2006 was down 5.0% from the first half of 2005. This decrease is attributable to the consolidation of distribution centers at a major customer and a decline in Data Service Units (“DSU/CSU”) revenue. The increase in gross profit for the three and six month periods ended June 30, 2006, as a percentage of sales, is primarily the result of a favorable product mix, continuing improvements in manufacturing efficiencies and product cost reductions, partially offset by the charge for stock-based compensation expense resulting from the adoption of SFAS 123R.

During the first quarter of 2006, ADTRAN acquired all of the intellectual property and world-wide product rights and certain other assets from Luminous Networks, Inc. (“Luminous”). As a result of this purchase, we expect to integrate the Luminous technologies into existing and future ADTRAN products, and we expect to continue to manufacture selected Luminous products. We recorded this transaction in the first quarter of 2006 as a business combination in accordance with SFAS No. 141, Business Combinations, pending final inventory adjustments expected to be recorded during the third quarter of 2006.

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

RESULTS OF OPERATIONS – THREE AND SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2005

SALES

ADTRAN’s sales increased 2.9% from $118.9 million in the three months ended June 30, 2005 to $122.3 million in the three months ended June 30, 2006. ADTRAN’s sales increased 3.3% from $223.5 million in the six months ended June 30, 2005 to $230.9 million in the six months ended June 30, 2006. Systems revenue was $66.9 million in the second quarter of 2006, compared to $62.8 million in the second quarter of 2005, primarily due to an increase in Broadband Access, Optical Access, and NetVanta product revenues, partially offset by a decline in 303 concentrator and narrowband system revenues. Systems revenue, as a percentage of total sales, increased from 53.3% for the six months ended June 30, 2005 to 57.3% for the six months ended June 30, 2006.

Carrier Networks sales increased 5.9% from $89.3 million in the three months ended June 30, 2005 to $94.6 million in the three months ended June 30, 2006. Carrier Networks sales increased 6.2% from $165.7 million in the six months ended June 30, 2005 to $175.9 million in the six months ended June 30, 2006. The quarter-over-quarter increase in Carrier Networks sales is primarily attributable to continued increases in Systems revenue, partially offset by declines in HDSL/T1 and DBT/Total Reach product revenues. Carrier Networks sales as a percentage of total sales increased from 75.1% in the three months ended June 30, 2005 to 77.4% in the three months ended June 30, 2006 and increased from 74.2% in the six months ended June 30, 2005 to 76.2% in the six months ended June 30, 2006.

Enterprise Networks sales decreased 6.4% from $29.6 million in the three months ended June 30, 2005 to $27.7 million in the three months ended June 30, 2006 and decreased 4.5% from $57.7 million in the six months ended June 30, 2005 to $55.1 million in the six months ended June 30, 2006. The quarter-over-quarter decrease in Enterprise Networks sales is primarily attributable to decreases in sales of T1 products, partially offset by an increase in NetVanta product revenues. Enterprise Networks sales as a percentage of total sales decreased from 24.9% for the three months ended June 30, 2005 to 22.6% for the three months ended June 30, 2006 and decreased from 25.8% for the six months ended June 30, 2005 to 23.8% for the six months ended June 30, 2006.

International sales, which are included in the Carrier Networks and Enterprise Networks amounts discussed above, decreased 51.3% from $15.6 million in the three months ended June 30, 2005 to $7.6 million in the three months ended June 30, 2006 and decreased 43.6% from $23.6 million in the six months ended June 30, 2005 to $13.3 million in the six months ended June 30, 2006. International sales, as a percentage of total sales, decreased from 13.1% for the three months ended June 30, 2005 to 6.2% for the three months ended June 30, 2006, and decreased from 10.6% for the six months ended June 30, 2005 to 5.8% for the six months ended June 30, 2006. The decrease in international sales is primarily attributable to a major customer’s completion in 2005 of the initial phase of a new network build-out of a particular service. Future sales in regard to this service are now expected to be correlated to the addition of new subscribers.

COST OF SALES

As a percentage of sales, cost of sales decreased from 41.5% in the three months ended June 30, 2005 to 40.8% in the three months ended June 30, 2006 and decreased from 41.9% in the six months ended June 30, 2005 to 40.7% in the six months ended June 30, 2006. The decrease in cost of sales as a percentage of sales is primarily related to a favorable product mix, manufacturing efficiencies, and the timing differences between the recognition of cost reductions and the lowering of product selling prices. Cost of sales for the three and six months ended June 30, 2006 includes the effect of $0.1 million and $0.2 million, respectively of stock-based compensation expense related to employee stock option awards. There was no stock-based compensation expense recorded in the first half of 2005.

Carrier Networks cost of sales, as a percent of division sales, decreased from 42.4% in the three months ended June 30, 2005 to 40.6% in the three months ended June 30, 2006 and decreased from 42.4% in the six months ended June 30, 2005 to 40.7% in the six months ended June 30, 2006. The decrease in Carrier Network cost of sales as a percentage of division sales is primarily related to manufacturing efficiencies, the timing differences between the recognition of cost reductions and the lowering of product selling prices, and the sales of new higher margin products. Enterprise Networks cost of sales, as a percent of division sales, increased from 38.6% in the three months ended June 30, 2005 to 41.4% in the three months ended June 30, 2006 and decreased from 40.7% in the six months ended June 30, 2005 to 40.6% in the six months ended June 30, 2006. The increase in Enterprise Networks cost of sales, as a percentage of division sales, is primarily related to a reduction in net selling prices of Integrated Access Devices products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased 8.6% from $24.3 million in the three months ended June 30, 2005 to $26.4 million in the three months ended June 30, 2006 and increased 8.5% from $47.2 million in the six months ended June 30, 2005 to $51.2 million in the six months ended June 30, 2006. Selling, general and administrative expenses for the three and six months ended June 30, 2006 includes the effect of $1.0 million and $2.0 million, respectively of stock-based compensation expense related to employee stock option awards. There was no stock-based compensation expense recorded in the first half of 2005. Additional increases in selling, general and administrative expenses are primarily related to increased international sales and marketing efforts.

Selling, general and administrative expenses as a percentage of sales increased from 20.4% in the three months ended June 30, 2005 to 21.6% in the three months ended June 30, 2006 and increased from 21.1% in the six months ended June 30, 2005 to 22.2% in the six months ended June 30, 2006, primarily due to stock-based compensation expense and international marketing efforts. Selling, general and administrative expenses as a percent of sales will fluctuate whenever there is a significant fluctuation in revenues during the periods being compared.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased 6.7% from $16.4 million in the three months ended June 30, 2005 to $17.5 million in the three months ended June 30, 2006 and increased 7.6% from $32.7 million in the six months ended June 30, 2005 to $35.2 million in the six months ended June 30, 2006. Research and development expenses for the three and six months ended June 30, 2006 includes the effect of $1.0 million and $1.9 million, respectively of stock-based compensation expense related to employee stock option awards. There was no stock-based compensation expense recorded in the first half of 2005.

As a percentage of sales, research and development expenses increased from 13.8% in the three months ended June 30, 2005 to 14.3% in the three months ended June 30, 2006 and increased from 14.6% in the six months ended June 30, 2005 to 15.3% in the six months ended June 30, 2006 primarily due to stock-based compensation expense. Research and development expenses as a percent of sales will fluctuate whenever there is a significant fluctuation in revenues during the periods being compared.

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

INTEREST INCOME

Interest income increased 47.8% from $2.3 million in the three months ended June 30, 2005 to $3.4 million in the three months ended June 30, 2006 and increased 60.5% from $4.3 million in the six months ended June 30, 2005 to $6.9 million in the six months ended June 30, 2006. This increase is primarily related to increased investment balances, and higher interest rates related to fixed income securities.

INTEREST EXPENSE

Interest expense remained relatively stable at approximately $0.6 million in each of the three months ended June 30, 2006 and 2005, and $1.3 million and $1.2 million, respectively in the six month periods ended June 30, 2006 and 2005.

NET REALIZED INVESTMENT GAIN

Net realized investment gain increased from $0.3 million in the three months ended June 30, 2005 to $0.5 million in the three months ended June 30, 2006 and increased from $0.7 million in the six months ended June 30, 2005 to $1.1 million in the six months ended June 30, 2006. These changes primarily resulted from the sale of securities associated with the realignment of our investment portfolio.

OTHER INCOME, NET

Other income, net, comprised primarily of miscellaneous income, gains and losses on foreign currency transactions and scrap raw material sales, increased from $0.4 million in the three months ended June 30, 2005 to $0.5 million in the three months ended June 30, 2006 and decreased from $0.8 million in the six months ended June 30, 2005 to $0.5 million in the six months ended June 30, 2006.

INCOME TAXES

Our effective tax rate increased from 33.7% in the three months ended June 30, 2005 to 35.5% in the three months ended June 30, 2006 and increased from 34.0% in the six months ended June 30, 2005 to 35.8% in the six months ended June 30, 2006. This increase is primarily related to a delay in the passage of legislation extending the federal research and development tax credits which was available in 2005. We anticipate this legislation will be passed in the fourth quarter of 2006 and that it will apply retroactively for the year.

Additionally, the recognition of stock-based compensation expense associated with the adoption of SFAS 123R has created unfavorable permanent differences that must be considered when calculating the effective tax rate for the year. These unfavorable differences are related to the portion of stock-based compensation for which a tax deduction is not generally available (incentive stock options). Disqualifying dispositions of these incentive stock options, if they occur, will give rise to a tax deduction and a favorable permanent difference in the period of exercise. However, we cannot estimate when, or guarantee that disqualifying dispositions will occur.

NET INCOME

As a result of the above factors, net income increased $0.1 million from $20.7 million in the three months ended June 30, 2005 to $20.8 million in the three months ended June 30, 2006 and increased from $35.9 million in the six months ended June 30, 2005 to $37.1 million in the six months ended June 30, 2006. As a percentage of sales, net income decreased from 17.4% in the three months ended June 30, 2005 to 17.0% in the three months ended June 30, 2006 and remained stable at 16.1% the six month periods ended June 30, 2006 and 2005. Net income for the three and six months ended June 30, 2006 includes the effect of $1.8 million and $3.5 million, respectively, net of tax, of stock-based compensation expense related to employee stock option awards. There was no stock-based compensation expense recorded in the first half of 2005.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

At June 30, 2006, our cash and cash equivalents of $34.7 million and short-term investments of $159.6 million placed our short-term liquidity in cash, cash equivalents, and short-term investments at $194.3 million, which includes $0.4 million of deferred compensation plan assets. At December 31, 2005, our cash and cash equivalents of $112.8 million and short-term investments of $154.1 million placed our short-term liquidity in cash, cash equivalents, and short-term investments at $266.9 million, which included $0.9 million of deferred compensation plan assets. This decrease in cash and cash equivalents, and short-term investments is directly related to our stock repurchase activity.

Operating Activities

Our working capital, which consists of current assets less current liabilities, decreased from $344.3 million as of December 31, 2005 to $270.7 million as of June 30, 2006, due to stock repurchase activity. The quick ratio, defined as cash, cash equivalents, short-term investments, and net accounts receivable, divided by current liabilities, decreased from 6.53 as of December 31, 2005 to 5.19 as of June 30, 2006. The current ratio, defined as current assets divided by current liabilities, decreased from 7.74 as of December 31, 2005 to 6.42 as of June 30, 2006. These liquidity ratios will fluctuate with business growth and as our cash, inventory, accounts payable and income tax position change. As of December 31, 2005, we had an income tax payable of $4.6 million, primarily related to 2005 year taxable income. As of June 30, 2006, we had an income tax payable of $4.4 million, primarily related to the increase in our provisional tax rate as discussed above.

Net accounts receivable decreased 2.4% from December 31, 2005 to June 30, 2006, primarily due to decreased revenues in the second quarter of 2006 compared to the fourth quarter of 2005. Our allowance for doubtful accounts remained stable at $0.3 million at June 30, 2006 and December 31, 2005. Quarterly accounts receivable days sales outstanding (“DSO”) increased 5 days from 43 days as of December 31, 2005 to 48 days as of June 30, 2006. A steady level of shipments and good collection performance throughout a quarter will result in reduced DSO, compared with higher levels of shipments toward the end of the quarter, which results in a shorter amount of time to collect the related accounts receivable and increased DSO.

Quarterly inventory turnover decreased from 4.34 turns as of December 31, 2005 to 4.18 turns as of June 30, 2006. Inventory levels will fluctuate as we attempt to maintain sufficient inventory levels to ensure competitive lead times while guarding against the risk of inventory obsolescence that may occur due to rapidly changing technology and customer demand.

Accounts payable increased 5.1% from December 31, 2005 to June 30, 2006 and accrued expenses decreased 2.1% from December 31, 2005 to June 30, 2006. These fluctuations are primarily related to the variations in the timing of payments.

Investing Activities

At June 30, 2006, our long-term investments increased by 11.4% to $190.3 million from $170.8 million at December 31, 2005. This increase is primarily attributable to cash flows from operations providing more cash available for investment purposes.

Restricted investment balances at June 30, 2006 included $50 million in a restricted certificate of deposit and $2.2 million in deferred compensation plan assets. Restricted investment balances at December 31, 2005 included $50 million invested in a restricted certificate of deposit and $1.5 million of deferred compensation plan assets.

Capital expenditures totaled approximately $3.5 million and $5.5 million for the six months ended June 30, 2006 and 2005, respectively. These expenditures were primarily used for the purchase of computer hardware and software and manufacturing and test equipment.

Financing Activities

In July 2003, our board of directors elected to begin declaring quarterly dividends on our common stock, and anticipates that it will declare a regular quarterly dividend so long as the present tax treatment of dividends exists and adequate levels of liquidity are maintained. During the six months ended June 30, 2006, ADTRAN paid dividends totaling $13.8 million.

Debt

Fifty million dollars of the expansion of Phase III of our corporate headquarters was approved for participation in an incentive program offered by the Alabama State Industrial Development Authority (the “Authority”). Pursuant to the program, on January 13, 1995, the Authority issued $20.0 million of its taxable revenue bonds and loaned the proceeds from the sale of the bonds to ADTRAN. The bonds were originally purchased by AmSouth Bank of Alabama, Birmingham, Alabama, (the “Bank”). Wachovia Bank, N.A., Nashville, Tennessee (formerly First Union National Bank of Tennessee, Nashville, Tennessee) (the “Bondholder”) purchased the original bonds from the Bank and made further advances to the Authority, bringing the total amount outstanding to $50.0 million. The incentive program enables participating companies to generate Alabama corporate income tax credits that can be used to reduce the amount of Alabama corporate income taxes that would otherwise be payable. We cannot be certain that the state of Alabama will continue to make these corporate income tax credits available; therefore, we may not realize the full benefit of these incentives. Through June 30, 2006, the Authority had issued $50.0 million of its taxable revenue bonds pursuant to the incentive program and loaned the proceeds from the sale of the bonds to ADTRAN. We are required to make payments to the Authority in the amounts necessary to pay the principal of and interest on the Authority’s Taxable Revenue Bond, Series 1995, as amended, currently outstanding in the aggregate principal amount of $50.0 million. The bond matures on January 1, 2020, and bears interest at the rate of 5% per annum. Included in long-term investments are $50.0 million of restricted funds, which is a collateral deposit against the principal amount of this bond. In conjunction with this program, we are eligible to receive certain economic incentives from the state of Alabama that reduce the amount of payroll withholdings that we are required to remit to the state for those employment positions that qualify under the program.

Off-Balance Sheet Arrangements and Contractual Obligations

We do not have off-balance sheet financing arrangements and have not engaged in any related party transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources. During the six months ended June 30, 2006, there have been no material changes in contractual obligations or commercial commitments from those discussed in our most recent Form 10-K filed on March 6, 2006. We have committed to invest up to an aggregate of $7,850 in two private equity funds, of which $5,549 has been invested to date. The duration of each of these commitments is ten years with $421 expiring in 2010 and $1,880 expiring in 2012.

Stock Repurchase Program

During February 2005, with the purchase of 1,000,700 common shares at an average price of $17.96, we completed our stock repurchase plan announced on April 29, 2004. On February 11, 2005, ADTRAN announced that its board of directors approved the repurchase of up to an additional 5,000,000 shares of its common stock (“2005 Plan”). This plan is being implemented through open market purchases from time to time as conditions warrant. ADTRAN repurchased 3,354,627 shares of its common stock through open market purchases at a total cost of $82.7 million during the three months ended June 30, 2006. As of June 30, 2006, we had repurchased a total of 3,641,190 shares of our common stock at a total cost of $88.8 million and had the authority to purchase an additional 1,358,810 shares under 2005 Plan.

On July 17, 2006, ADTRAN’s Board of Directors authorized the repurchase of an additional 5,000,000 shares of our common stock to commence upon completion of the 2005 Plan. The new plan will be implemented through open market purchases from time to time as conditions warrant.

We issued 257,008 shares of treasury stock for $3.3 million during the six months ended June 30, 2006, to accommodate employee stock option exercises. During 2005, we issued 1,413,378 shares of treasury stock for $16.9 million to accommodate employee stock option exercises.

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

For the six months ended June 30, 2006, we recorded approximately $4.0 million of stock-based compensation associated with outstanding unvested stock. As of June 30, 2006, total compensation cost related to non-vested stock options not yet recognized was approximately $17.2 million, which is expected to be recognized over the next 2.0 years on a weighted average basis. See Note 2 to the Consolidated Financial Statements for additional information.

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

In July 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertain Tax Provisions, an Interpretation of FASB Statement 109. FIN 48 clarifies the accounting for uncertain tax positions as described in SFAS No. 109, Accounting for Income Taxes, and requires a company to recognize, in its financial statements, the impact of a tax position only if that position is “more likely than not” of being sustained on an audit basis solely on the technical merit of the position. In addition, FIN 48 requires qualitative and quantitative disclosures including a discussion of reasonably possible changes that might occur in the recognized tax benefits over the next twelve months as well as a roll-forward of all unrecognized tax benefits. FIN 48 is effective for fiscal years beginning after December 15, 2006. ADTRAN will adopt this pronouncement in January 2007 and is currently evaluating the impact FIN 48 might have on its consolidated results of operations or financial condition.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Item 2(a) and (b) are inapplicable.

(c) Stock Repurchases

The following table sets forth ADTRAN’s repurchases or deemed repurchases (swaps) of its common stock for the months indicated.

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share		(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – April 30, 2006	252,160		$25.03		252,160	4,461,277
May 1 – May 31, 2006	3,103,367	(2)	$24.63	(2)	3,102,467	1,358,810
June 1 – June 30, 2006	0		$0.00		0	1,358,810

Total	3,355,527		$24.66		3,354,627

(1)	On February 11, 2005, ADTRAN announced that its board of directors approved the repurchase of up to 5,000,000 shares of its common stock. This plan will be implemented through open market purchases from time to time as conditions warrant.
(2)	Includes 900 shares previously held for at least six months and delivered to ADTRAN as payment of the exercise price for employee stock options. None of the transactions with respect to these 900 shares were made in the open market. The average price paid per share with respect to these transactions is based on the closing price of the common stock on the NASDAQ National Market on the date of the transaction.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2006 Annual Meeting of Stockholders of ADTRAN was held on May 9, 2006. Proxies with regard to the matters voted upon at the Annual Meeting were solicited under Regulation 14A of the Securities Exchange Act of 1934, as amended. Set forth below is a brief description of each matter voted upon at the Annual Meeting and the results of voting on each such matter.

(a)	Election of each director named below to serve until the next Annual Meeting of Stockholders. There was no solicitation in opposition to any of the nominees listed in the proxy statement, and all of the nominees were elected.

Nominees	Votes
	For	Withheld
Mark C. Smith	68,172,428	1,270,127
Thomas R. Stanton	67,809,262	1,633,293
Danny J. Windham	66,237,634	3,204,921
W. Frank Blount	62,722,890	6,719,665
H. Fenwick Huss	66,600,833	2,841,722
William L. Marks	65,674,353	3,768,202
Roy J. Nichols	65,932,914	3,509,641

(b)	Ratification of the appointment of Pricewaterhouse Coopers, LLP as ADTRAN’s independent registered public accounting firm for 2006.

Votes
For	Against	Abstain
68,654,515	773,524	14,514

(c)	Approval of the ADTRAN, Inc. 2006 Employee Stock Incentive Plan to replace the expired 1996 Employee Stock Incentive Plan.

Votes
For	Against	Abstain
48,395,832	14,056,625	103,695

(d)	Approval of the ADTRAN, Inc. 2006 Management Incentive Bonus Plan.

Votes
For	Against	Abstain
68,417,854	899,784	124,916

ITEM 6. EXHIBITS

Exhibits.

Exhibit No.	Description
31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADTRAN, INC.
(Registrant)

Date: July 31, 2006	/s/ James E. Matthews
James E. Matthews
Senior Vice President – Finance, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description
31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications