Form 10-Q
period 2006-09-30
ADTRAN INC
filed 2006-11-03
CIK 926282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2006

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

Large Accelerated Filer  ☒    Accelerated Filer  ☐    Non-accelerated Filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date:

Class	Outstanding at October 28, 2006
Common Stock, $.01 Par Value	70,731,634 shares

ADTRAN, INC.

Quarterly Report on Form 10-Q

For the Quarter and Year to Date Ended September 30, 2006

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ADTRAN, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$30,381	$112,794
Short-term investments	114,833	154,080
Accounts receivable, less allowance for doubtful accounts of $210 at September 30, 2006 and $349 at December 31, 2005	73,498	66,246
Other receivables	7,071	3,214
Inventory, net	47,455	50,266
Prepaid expenses	2,926	2,794
Deferred tax assets	6,266	5,960

Total current assets	282,430	395,354

Property, plant and equipment, net	81,562	85,033
Other assets	517	497
Long-term investments	197,697	170,836

Total assets	$562,206	$651,720

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$35,077	$25,682
Unearned revenue	4,322	4,318
Accrued expenses	4,551	4,820
Accrued payroll	7,708	11,678
Income tax payable, net	5,409	4,551

Total current liabilities	57,067	51,049

Deferred tax liabilities, net	1,167	4,432
Other non-current liabilities	4,388	4,068
Bonds payable	48,812	50,000

Total liabilities	111,434	109,549

Commitments and contingencies (see Note 11)

Stockholders’ Equity
Common stock, par value $0.01 per share; 200,000 shares authorized; 79,652 shares issued at September 30, 2006 and December 31, 2005	797	797
Additional paid in capital	140,038	135,582
Accumulated other comprehensive income	2,263	4,172
Retained earnings	513,446	472,558
Less treasury stock at cost: 8,929 shares at September 30, 2006 and 3,116 shares at December 31, 2005	(205,772)	(70,938)

Total stockholders’ equity	450,772	542,171

Total liabilities and stockholders’ equity	$562,206	$651,720

See notes to consolidated financial statements

ADTRAN, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Sales	$132,650	$149,170	$363,594	$372,620
Cost of sales	54,015	59,856	148,020	153,532

Gross profit	78,635	89,314	215,574	219,088

Selling, general and administrative expenses	26,012	25,011	77,222	72,257
Research and development expenses	18,346	15,087	53,581	47,797

Operating income	34,277	49,216	84,771	99,034

Interest income	3,370	2,505	10,281	6,853
Interest expense	(633)	(693)	(1,900)	(1,901)
Net realized investment gain	55	535	1,129	1,275
Other income, net	194	67	722	822

Income before provision for income taxes	37,263	51,630	95,003	106,083

Provision for income taxes	(13,055)	(18,615)	(33,726)	(37,129)

Net income	$24,208	$33,015	$61,277	$68,954

Weighted average shares outstanding – basic	71,688	75,710	74,537	75,602

Weighted average shares outstanding – diluted	73,478	78,213	76,550	77,675

Earnings per common share – basic	$0.34	$0.44	$0.82	$0.91

Earnings per common share – diluted	$0.33	$0.42	$0.80	$0.89

Dividend per share	$0.09	$0.09	$0.27	$0.25

See notes to consolidated financial statements

ADTRAN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$61,277	$68,954
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,225	10,202
Gain on sales of investments	(1,325)	(1,275)
Loss (gain) on disposition of property, plant and equipment	68	(2)
Stock-based compensation expense	6,094	409
Deferred income taxes	(2,140)	(3,103)
Tax benefits from stock option exercises	1,380	4,371
Excess tax benefits from stock-based compensation arrangements	(860)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(7,252)	(7,825)
Other receivables	(3,857)	(2,925)
Inventory, net	3,477	(11,313)
Prepaid expenses and other assets	(152)	(746)
Accounts payable	9,395	13,368
Accrued expenses and other liabilities	(4,869)	5,325
Income tax payable	858	13,568

Net cash provided by operating activities	70,319	89,008

Cash flows from investing activities:
Purchases of property, plant and equipment	(4,822)	(7,373)
Proceeds from disposition of property, plant and equipment	—	2
Proceeds from sales and maturities of investments	257,814	126,606
Purchases of available-for-sale investments	(247,849)	(162,765)
Acquisition of business	(400)	—

Net cash provided by (used in) investing activities	4,743	(43,530)

Cash flows from financing activities:
Proceeds from stock option exercises	3,764	10,602
Purchases of treasury stock	(141,616)	(24,074)
Dividend payments	(20,389)	(18,963)
Payments on long-term debt	(500)	—
Excess tax benefits from stock-based compensation arrangements	860	—

Net cash used in financing activities	(157,881)	(32,435)

Net (decrease) increase in cash and cash equivalents	(82,819)	13,043
Effect of exchange rate changes	406	(60)
Cash and cash equivalents, beginning of period	112,794	57,602

Cash and cash equivalents, end of period	$30,381	$70,585

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expense during the reporting period. ADTRAN’s more significant estimates include the allowance for doubtful accounts, obsolete and excess inventory reserves, warranty reserves, rebates, allowance for sales returns, estimated income tax contingencies and the fair value of stock-based compensation. Actual amounts could differ significantly from these estimates.

Business Combinations

On February 16, 2006, ADTRAN acquired all of the intellectual property and world-wide product rights and certain other assets from Luminous Networks, Inc. (“Luminous”). We recorded this transaction as a business combination in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. The results of the combination have been included from the date of acquisition; however, such amounts are not significant.

2. STOCK-BASED COMPENSATION

On January 1, 2006, ADTRAN adopted SFAS 123 (revised 2004), Share-Based Payment, (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including grants of stock options, based on estimated fair values. SFAS 123R supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), which we previously applied, for periods beginning fiscal 2006. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123R. We have applied the provisions of SAB 107 in our adoption of SFAS 123R.

ADTRAN adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal 2006 year. Our Consolidated Statements of Income for the three and nine months ended September 30, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, our Consolidated Statements of Income for prior periods have not been restated to reflect the impact of SFAS 123R. New awards are valued and accounted for prospectively upon adoption. Prior outstanding stock option awards that were not fully vested as of December 31, 2005 will be recognized as compensation expense in our Consolidated Statements of Income over their remaining requisite service periods based on their previously established fair values.

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

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest will be recognized as expense over the requisite service periods in our Consolidated Statements of Income. Stock-based compensation expense recognized in our Consolidated Statements of Income for the three and nine months ended September 30, 2006 includes compensation expense for stock-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the stock-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Compensation expense for all stock-based payment awards is recognized using the ratable single-option approach. Stock-based compensation expense recognized in our Consolidated Statements of Income for the three and nine months ended September 30, 2006 is based on awards ultimately expected to vest; therefore, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

ADTRAN uses the Black-Scholes option pricing model (the “Black-Scholes Model”) for the purpose of determining the estimated fair value of stock-based payment awards on the date of grant under SFAS 123R. The Black-Scholes Model requires the input of certain assumptions that involve judgment. Because our stock options have characteristics significantly different from those of traded options, and because changes in the input assumptions can materially affect the fair value estimate, existing models may not provide reliable measures of fair value of our stock options. We will continue to assess the assumptions and methodologies used to calculate estimated fair value of stock-based compensation. If circumstances change, and additional data becomes available over time, we may change our assumptions and methodologies, which may materially impact our fair value determination.

ADTRAN has elected to adopt the alternative transition method, as permitted by Financial Accounting Standards Board (“FASB”) Staff Position No. FAS 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, to calculate the tax effects of stock-based compensation pursuant to SFAS 123R for those awards that were outstanding upon adoption of SFAS 123R. The alternative transition method allows the use of simplified methods to calculate the beginning capital-in-excess-of-par pool related to the tax effects of stock-based compensation and to determine the subsequent impact of the tax effects of stock-based compensation awards on the capital-in-excess-of-par pool and the Consolidated Statements of Cash Flows. Prior to the adoption of SFAS 123R, we reported all tax benefits resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123R requires cash flows resulting from the tax deductions in excess of the related compensation cost recognized in the financial statements (excess tax benefits) to be classified as financing cash flows. In accordance with SFAS 123R, excess tax benefits recognized in periods after the adoption date have been properly classified as financing cash flows. Excess tax benefits recognized in periods prior to the adoption date are classified as operating cash flows.

Stock Option Program Descriptions

Our board of directors adopted the 1996 Employees Incentive Stock Option Plan (the “1996 Plan”) effective February 14, 1996, as amended, under which 16,976 shares of common stock were reserved for issuance to certain employees and officers through incentive stock options and non-qualified stock options. Options granted under the 1996 Plan become exercisable after one year of continued employment, normally pursuant to a four or five-year vesting schedule beginning on the first anniversary of the grant date, and have a ten-year contractual term. The 1996 Plan expired February 14, 2006 and expiration dates of options outstanding at September 30, 2006 under the 1996 Plan range from 2006 to 2016.

On January 23, 2006, the board of directors adopted the 2006 Employee Stock Incentive Plan (the “2006 Plan”), which reserves 13,000 shares of common stock for issuance to certain employees and officers through incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock and restricted stock units. The 2006 Plan was adopted by stockholder approval at ADTRAN’s annual meeting of stockholders held on May 9, 2006. Options granted under the 2006 Plan become exercisable after one year of continued employment, normally pursuant to a four-year vesting schedule beginning on the first anniversary of the grant date, and have a ten-year contractual term. As of September 30, 2006, 64 options had been granted under the 2006 Plan and 12,936 remained available for grant. Expiration dates of options outstanding at September 30, 2006 under the 2006 Plan are in the year 2016.

Our stockholders approved the 2005 Directors Stock Option Plan (“2005 Directors Plan”) on May 18, 2005, under which 400 shares of common stock have been reserved. The Directors Plan is a formula plan to provide options to our non-employee directors. Options granted under the 2005 Directors Plan normally become exercisable on the first anniversary of the grant date, and have a ten-year contractual term. At September 30, 2006, 30 options had been granted under the 2005 Directors Plan and 370 remained available for grant. We currently have options outstanding under the 1995 Directors Stock Option Plan, as amended (“1995 Directors Plan”), which expired October 31, 2005. Expiration dates of options outstanding under both plans at September 30, 2006 range from 2007 to 2015.

The following schedule summarizes the activity in our stock-based compensation plans for the nine months ended September 30, 2006:

	Number of Options	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options outstanding, December 31, 2005	6,543	$17.74

Options granted	75	$25.73
Options forfeited/cancelled	(56)	$26.22
Options exercised	(297)	$12.77

Options outstanding, September 30, 2006	6,265	$18.00	5.74	$47,201

Options exercisable, September 30, 2006	4,170	$14.94	4.66	$40,265

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (the difference between ADTRAN’s closing stock price on the last trading day of the third quarter of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2006. The amount of aggregate intrinsic value will change based on the fair market value of ADTRAN’s stock.

The total pretax intrinsic value of options exercised during the three and nine month periods ended September 30, 2006 was $0.4 million and $4.4 million, respectively. The fair value of options vesting during the nine months ending September 30, 2006 was $0.3 million.

Valuation and Expense Information

The following table summarizes stock-based compensation expense related to stock options under SFAS 123R for the three and nine months ended September 30, 2006, which was allocated as follows:

	September 30, 2006
	Three Months	Nine Months
Cost of sales	$90	$260

Stock-based compensation expense included in cost of sales	90	260

Selling, general and administrative	992	2,952
Research and development	983	2,882

Stock-based compensation expense included in operating expenses	1,975	5,834

Total stock-based compensation expense	2,065	6,094
Tax benefit	(261)	(774)

Total stock-based compensation expense, net of tax	$1,804	$5,320

Stock-based compensation expense of $0.4 million was recorded in the three month period ended September 30, 2005 relating to the accelerated vesting of stock options for a retiring officer.

The table below illustrates the effect on net income and earnings per share as if we had applied the fair-value recognition provisions of SFAS 123 to all of our stock-based compensation awards for periods prior to the adoption of SFAS 123R.

	September 30, 2005
	Three Months	Nine Months
Reported net income	$33,015	$68,954
Plus: total stock-based compensation included in the determination of reported net income, net of tax	266	266
Less: total stock-based compensation expense determined under fair value based method for all awards, net of tax	(1,425)	(5,695)

Pro forma net income for calculation of diluted earnings per share	$31,856	$63,525

Earnings per share:
Diluted-as reported	$0.42	$0.89
Diluted-pro forma	$0.41	$0.82

At September 30, 2006, total compensation cost related to non-vested stock options not yet recognized was approximately $15.2 million, which is expected to be recognized over the next 1.8 years on a weighted average basis.

The fair value of ADTRAN’s options was estimated using the Black-Scholes Model. This model requires the input of assumptions regarding a number of complex and subjective variables that will usually have a significant impact on the fair value estimate. These variables include, but are not limited to, the volatility of our stock price and employee exercise behaviors. The assumptions and variables used for the current period grants were developed based on SFAS 123R and SEC guidance contained in SAB 107. There were no material changes made during the third quarter of 2006 to the methodology used to determine the assumptions.

The weighted-average estimated fair value of stock options granted to employees and directors during the three and nine months ended September 30, 2006 was $8.62 and $10.91 per share, respectively, using the Black-Scholes Model with the following weighted-average assumptions:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Expected volatility	48.63%	49.05%
Risk-free interest rate	5.02%	4.91%
Expected dividend yield	1.76%	1.42%
Expected life (in years)	5.02	4.69

We based our estimate of expected volatility for the three and nine months ended September 30, 2006 on the sequential historical daily trading data of our common stock for a period equal to the expected life of the options granted. The selection of the historical volatility approach was based on available data indicating our historical volatility is as equally representative of ADTRAN’s future stock price trends as is implied volatility. We have no reason to believe the future volatility of our stock price is likely to differ from its past volatility.

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

Stock-based compensation expense recognized in our Consolidated Statements of Income for the three and nine months ended September 30, 2006 is based on options ultimately expected to vest, and has been reduced for estimated forfeitures. These estimates were based upon historical experience. We expect our forfeiture rate to be approximately 2% annually.

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

Pro Forma Information Under SFAS 123 for Periods Prior to January 1, 2006

The weighted-average estimated value of stock options granted to employees and directors during the three and nine months ended September 30, 2005 was $11.99 and $10.38 respectively, per share using the Black-Scholes model with the following weighted-average assumptions:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Expected volatility	56.00%	56.40%
Risk-free interest rate	4.18%	4.06%
Expected dividend yield	1.34%	1.53%
Expected life (in years)	5.00	5.00

Prior to the adoption of SFAS 123R, the expected life and expected volatility of the stock options were based upon historical and other economic data. Forfeitures of stock options were accounted for as they occurred.

3. INVENTORY

At September 30, 2006 and December 31, 2005, inventory consisted of the following:

	September 30, 2006	December 31, 2005
Raw materials	$29,748	$26,504
Work in progress	3,140	4,056
Finished goods	20,975	25,006
Inventory reserves	(6,408)	(5,300)

Inventory, net	$47,455	$50,266

4. COMPREHENSIVE INCOME

Comprehensive income consists of net income, unrealized foreign currency translation adjustments and unrealized gains and losses on marketable securities.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$24,208	$33,015	$61,277	$68,954
Foreign currency translation gain (loss), net of deferred taxes	33	179	405	(60)
Net unrealized gains (losses) on marketable securities, net of deferred taxes	982	319	(2,314)	(387)

Total comprehensive income	$25,223	$33,513	$59,368	$68,507

5. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income or loss from operations by the weighted average number of common shares outstanding during the period. Diluted earnings per share from operations reflects the additional dilution that could occur if rights to acquire common stock were exercised, such as stock issuable pursuant to the exercise of stock options outstanding. The treasury stock method is used to compute the dilutive effect of options and similar instruments. A summary of the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2006 and 2005 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Numerator
Net Income	$24,208	$33,015	$61,277	$68,954

Denominator
Weighted average number of shares - basic	71,688	75,710	74,537	75,602
Effect of dilutive securities – stock options	1,790	2,503	2,013	2,073

Weighted average number of shares - diluted	73,478	78,213	76,550	77,675

Net income per share - basic	$0.34	$0.44	$0.82	$0.91
Net income per share - diluted	$0.33	$0.42	$0.80	$0.89

Anti-dilutive options to purchase common stock outstanding were excluded from the above calculations. Anti-dilutive options totaled 2,134 and 2,033 for the three and nine months ended September 30, 2006. Anti-dilutive options totaled 727 and 739 for the three and nine months ended September 30, 2005.

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

The following table presents information about the sales and gross profit of our reportable segments for the three and nine months ended September 30, 2006 and 2005. Asset information by reportable segment is not reported, since ADTRAN does not produce such information internally.

	Three Months Ended
	September 30, 2006		September 30, 2005
	Sales	Gross Profit	Sales	Gross Profit
Carrier Networks	$101,466	$58,892	$113,500	$66,541
Enterprise Networks	31,184	19,743	35,670	22,773

	$132,650	$78,635	$149,170	$89,314

	Nine Months Ended
	September 30, 2006		September 30, 2005
	Sales	Gross Profit	Sales	Gross Profit

Carrier Networks	$277,325	$163,136	$279,201	$162,068
Enterprise Networks	86,269	52,438	93,419	57,020

	$363,594	$215,574	$372,620	$219,088

Sales by Geographic Region

The table below presents sales information by geographic region for the three and nine months ended September 30, 2006 and 2005.

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
United States	$124,552	$129,739	$342,180	$329,608
International	8,098	19,431	21,414	43,012

Total	$132,650	$149,170	$363,594	$372,620

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

The table below presents sales information by product for the three and nine months ended September 30, 2006 and 2005.

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
DBT/Total Reach®	$2,643	$3,342	$7,485	$8,956
HDSL/T1	56,411	65,525	150,266	164,292
Systems	73,596	80,303	205,843	199,372

Total	$132,650	$149,170	$363,594	$372,620

7. LIABILITY FOR WARRANTY RETURNS

Our products generally include warranties of one to ten years for product defects. We accrue for warranty returns at the cost to repair or replace the defective products at the time revenue is recognized. We engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers. ADTRAN’s products continue to become more complex in both size and functionality as many of our product offerings migrate from line card applications to systems products. These products will require more warranty repairs to be completed at the installed location due to their size and complexity, rather than at a manufacturing site or repair depot. This field service obligation, as well as the increasing complexity of our products, will cause warranty obligations, when they arise, to be more expensive. Our warranty obligation is affected by product failure rates, material usage, and other rework costs incurred in correcting a product failure. In addition, from time to time, specific warranty accruals may be made if unforeseen problems arise. Should our actual experience relative to these factors be worse than our estimates, we will be required to record additional warranty expense. Alternatively, if we provide more reserves than we need, we will reverse a portion of such provisions in future periods. The liability for warranty returns totaled $3,128 and $3,972 at September 30, 2006 and December 31, 2005, respectively. These liabilities are included in accrued expenses in the accompanying Consolidated Balance Sheets.

September 30, 2006
Balance at beginning of period	$3,972
Plus: amounts acquired and charged to cost and expenses	1,839
Less: deductions	(2,683)

Balance at end of period	$3,128

The decrease in warranty reserve during the first nine months of 2006 is a result of the completion of warranty repairs for a Systems product previously accrued in a prior period, partially offset by assumed warranty obligations recorded related to the Luminous Networks, Inc. asset purchase agreement. To date, lower than expected claims have been made against warranty obligations and the reserve amounts have been adjusted accordingly.

8. STOCKHOLDERS’ EQUITY

A summary of the changes in stockholders’ equity for the nine months ended September 30, 2006 is as follows:

Stockholders’ Equity
Balance, December 31, 2005	$542,171
Net income	61,277
Dividend payments	(20,389)
Net unrealized gains (losses) on marketable securities (net of deferred taxes)	(2,314)
Unrealized foreign currency translation (net of deferred taxes)	405
Exercise of stock options	3,764
Income tax benefit from exercise of stock options	1,380
Stock-based compensation	6,094
Purchase of treasury stock	(141,616)

Balance, September 30, 2006	$450,772

During 2006, ADTRAN paid cash dividends as follows:

Record Date	Payment Date	Per Share Amount	Total Dividend Paid
February 7, 2006	February 17, 2006	$0.09	$6,898
May 4, 2006	May 18, 2006	$0.09	$6,881
August 4, 2006	August 18, 2006	$0.09	$6,610

ADTRAN issued 297 shares of treasury stock to fulfill stock option exercises during the nine months ended September 30, 2006. The stock options had exercise prices ranging from $8.70 to $22.17. ADTRAN received proceeds totaling $3,764 from the exercise of these stock options during the first nine months of 2006.

ADTRAN repurchased 6,113 shares of its common stock through open market purchases at a total cost of $141.6 million during the nine months ended September 30, 2006 and has authority to purchase an additional 3.6 million shares.

9. RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force in Issue No. 06-3 (“EITF 06-3”), How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation). The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing activity between a seller and a customer, and may include, but is not limited to, sales, use, value added, and some excise taxes. EITF 06-3 concluded that the presentation of taxes within its scope on either a gross (included in revenue and cost) or net (excluded from revenues) basis is an accounting policy decision subject to appropriate disclosure. EITF 06-3 is effective for fiscal years beginning after December 15, 2006. ADTRAN currently presents these taxes on a gross basis and will begin the required disclosures of these taxes in fiscal 2007.

In July 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertain Tax Provisions, an Interpretation of FASB Statement 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertain tax positions as described in SFAS No. 109, Accounting for Income Taxes, and requires a company to recognize, in its financial statements, the impact of a tax position only if that position is “more likely than not” of being sustained on an audit basis solely on the technical merit of the position. In addition, FIN 48 requires qualitative and quantitative disclosures including a discussion of reasonably possible changes that might occur in the recognized tax benefits over the next twelve months as well as a roll-forward of all unrecognized tax benefits. FIN 48 is effective for fiscal years beginning after December 15, 2006. ADTRAN will adopt this pronouncement in January 2007 and is currently evaluating the impact FIN 48 might have on our consolidated results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under SFAS 157, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for fiscal years beginning after November 15, 2007. ADTRAN is currently evaluating the impact SFAS 157 might have on our consolidated results of operation and financial condition.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for fiscal years ending on or after November 15, 2006 and will be adopted by ADTRAN in the fourth quarter of 2006. The implementation of SAB 108 is not expected to have a material impact on our consolidated results of operation and financial condition.

10. RELATED PARTY TRANSACTIONS

We employ the law firm of our director emeritus for certain legal services. All bills for services rendered by this firm are reviewed and approved by our chief financial officer. We believe that the fees for such services are comparable to those charged by other firms for services rendered to us. We paid $30 during each of the three month periods ended September 30, 2006 and 2005 for legal services rendered. We paid $90 and $91 respectively, for the nine month periods ended September 30, 2006 and 2005 for legal services rendered.

11. COMMITMENTS AND CONTINGENCIES

We have certain contingent liabilities from time to time from litigation arising in the normal course of business. Although the outcome of any litigation can never be certain, it is our opinion that the outcome of such current contingencies will not materially affect our business, operations, financial condition or cash flows.

We have committed to invest up to an aggregate of $7,850 in two private equity funds, of which $5,646 has been invested to date. The duration of each of these commitments is ten years with $541 expiring in 2010 and $1,663 expiring in 2012.

12. SUBSEQUENT EVENTS

On October 17, 2006, ADTRAN announced that its board of directors declared a quarterly cash dividend of $0.09 per common share to be paid to stockholders of record at the close of business on November 2, 2006. The payment date will be November 16, 2006. The quarterly dividend payment will be approximately $6,366. The board of directors presently anticipates that it will declare a regular quarterly dividend so long as the present tax treatment of dividends exists and adequate levels of liquidity are maintained.

Through November 2, 2006, ADTRAN repurchased 93,000 shares of its common stock through open market purchases at an average cost of $22.50 per share and has the authority to repurchase an additional 3,507,381 shares under the 2006 Plan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of ADTRAN. ADTRAN and its representatives may from time to time make written or oral forward-looking statements, including statements contained in this report, our other filings with the Securities and Exchange Commission (“SEC”) and in our reports to our stockholders. Generally, the words, “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “may,” “could” and similar expressions identify forward-looking statements. We caution you that any forward-looking statements made by us or on our behalf are subject to uncertainties and other factors that could cause such statements to be wrong. Some of these uncertainties and other factors are discussed below, and they have been discussed in more detail in our most recent Form 10-K filed on March 6, 2006 with the SEC in Item 1A, “Risk Factors”. Though we have attempted to list comprehensively these important factors, we caution investors that other factors may prove to be important in the future in affecting our operating results. New factors emerge from time to time, and it is not possible for us to predict all of these factors, nor can we assess the impact each factor or combination of factors may have on our business.

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

ADTRAN’s sales for the third quarter and nine months ended September 30, 2006 decreased from those for the third quarter and nine months ended September 30, 2005. The decrease in sales for the three and nine month period ended September 30, 2006 is primarily attributable to decreased sales of our Systems products, principally due to a decrease in international product revenues from sales to a single international carrier as well as decreases in Integrated Access Device revenues and M13 Multiplexer revenues, partially offset by an increase in North American Broadband Access revenues. The decrease in HDSL/T1 revenue is primarily attributable to a decline in T1 revenues and a decline in HDSL revenues to a single carrier. The decrease in gross profit as a percentage of sales for the three month period ended September 30, 2006, is primarily the result of lower sales volume of international products as compared to the three month period ended September 30, 2005. The increase in gross profit as a percentage of sales for the nine month period ended September 30, 2006, is primarily the result of a favorable product mix, continuing improvements in manufacturing efficiencies and product cost reductions, partially offset by the charge for stock-based compensation expense resulting from the adoption of SFAS 123R.

During the first quarter of 2006, ADTRAN acquired all of the intellectual property and world-wide product rights and certain other assets from Luminous Networks, Inc. (“Luminous”). As a result of this purchase, we expect to integrate the Luminous technologies into existing and future ADTRAN products, and we expect to continue to manufacture selected Luminous products. We recorded this transaction as a business combination in accordance with SFAS No. 141, Business Combinations. The recording of this transaction had no material impact on our Consolidated Balance Sheet or Consolidated Statements of Income.

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

ADTRAN’s operating results may also fluctuate as a result of a number of other factors, including increased competition, customer order patterns, changes in product mix, timing differences between price decreases and product cost reductions, product warranty returns, and announcements of new products by ADTRAN or our competitors. Accordingly, ADTRAN’s historical financial performance is not necessarily a meaningful indicator of future results, and, in general, management expects that ADTRAN’s financial results will vary from period to period.

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

RESULTS OF OPERATIONS – THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005

SALES

ADTRAN’s sales decreased 11.1% from $149.2 million in the three months ended September 30, 2005 to $132.7 million in the three months ended September 30, 2006. ADTRAN’s sales decreased 2.4% from $372.6 million in the nine months ended September 30, 2005 to $363.6 million in the nine months ended September 30, 2006. Systems revenue was $73.6 million in the third quarter of 2006, compared to $80.3 million in the third quarter of 2005 primarily due to decreased international product revenue and decreases in Integrated Access Device revenues and decreases in M13 Multiplexer revenues, partially offset by an increase in North American Broadband Access revenues. The decrease in HDSL/T1 revenues is primarily due to a decline in T1 revenues and a decrease in HDSL revenues to a single carrier. Systems revenue, as a percentage of total sales, increased from 53.8% in the three months ended September 30, 2005 to 55.5% in the three months ended September 30, 2006 and increased from 53.5% for the nine months ended September 30, 2005 to 56.6% for the nine months ended September 30, 2006.

Carrier Networks sales decreased 10.6% from $113.5 million in the three months ended September 30, 2005 to $101.5 million in the three months ended September 30, 2006. Carrier Networks sales decreased 0.7% from $279.2 million in the nine months ended September 30, 2005 to $277.3 million in the nine months ended September 30, 2006. The decreases in Carrier Networks sales is primarily attributable to decreases in international product revenues from sales to a single international carrier, as discussed in more detail below, as well as decreases in M13 Multiplexer revenues, partially offset by an increase in North American Broadband Access revenues. HDSL revenues decreased primarily as a result of lower HDSL revenues to a single carrier. Carrier Networks sales as a percentage of total sales increased from 76.1% in the three months ended September 30, 2005 to 76.5% in the three months ended September 30, 2006 and increased from 74.9% in the nine months ended September 30, 2005 to 76.3% in the nine months ended September 30, 2006.

Enterprise Networks sales decreased 12.6% from $35.7 million in the three months ended September 30, 2005 to $31.2 million in the three months ended September 30, 2006 and decreased 7.6% from $93.4 million in the nine months ended September 30, 2005 to $86.3 million in the nine months ended September 30, 2006. The decrease in Enterprise Networks sales is primarily attributable to decreases in sales of T1 products and traditional Integrated Access Device products, partially offset by an increase in NetVanta product revenues and IP business gateway product revenues. Enterprise Networks sales as a percentage of total sales decreased from 23.9% for the three months ended September 30, 2005 to 23.5% for the three months ended September 30, 2006 and decreased from 25.1% for the nine months ended September 30, 2005 to 23.7% for the nine months ended September 30, 2006.

International sales, which are included in the Carrier Networks and Enterprise Networks amounts discussed above, decreased 58.2% from $19.4 million in the three months ended September 30, 2005 to $8.1 million in the three months ended September 30, 2006 and decreased 50.2% from $43.0 million in the nine months ended September 30, 2005 to $21.4 million in the nine months ended September 30, 2006. International sales, as a percentage of total sales, decreased from 13.0% for the three months ended September 30, 2005 to 6.1% for the three months ended September 30, 2006, and decreased from 11.5% for the nine months ended September 30, 2005 to 5.9% for the nine months ended September 30, 2006. The decrease in international sales is primarily attributable to a major customer’s completion in 2005 of the initial phase of a new network build-out of a particular service. Future sales in regard to this service are now expected to be correlated to the addition of new subscribers.

COST OF SALES

As a percentage of sales, cost of sales increased from 40.2% in the three months ended September 30, 2005 to 40.7% in the three months ended September 30, 2006 and decreased from 41.2% in the nine months ended September 30, 2005 to 40.7% in the nine months ended September 30, 2006. The quarter over quarter increase in cost of sales as a percentage of sales is primarily due to lower sales volume of international products. The decrease in the nine month cost of sales as a percentage of sales is primarily related to a favorable product mix, manufacturing efficiencies, and the timing differences between the recognition of cost reductions and the lowering of product selling prices. Cost of sales for the three and nine months ended September 30, 2006 includes the effect of $0.1 million and $0.3 million, respectively of stock-based compensation expense related to employee stock option awards. There was no stock-based compensation expense recorded in 2005 relating to cost of sales expenses.

Carrier Networks cost of sales, as a percent of division sales, increased from 41.4% in the three months ended September 30, 2005 to 42.0% in the three months ended September 30, 2006 and decreased from 41.9% in the nine months ended September 30, 2005 to 41.2% in the nine months ended September 30, 2006. The quarter over quarter increase in Carrier Network cost of sales as a percentage of division sales is primarily related to lower sales volume of international products. The decrease in the nine month Carrier Network cost of sales as a percentage of division sales is primarily related to manufacturing efficiencies, the timing differences between the recognition of cost reductions and the lowering of product selling prices, and the sales of new higher margin products.

Enterprise Networks cost of sales, as a percent of division sales, increased from 36.1% in the three months ended September 30, 2005 to 36.5% in the three months ended September 30, 2006 and increased from 39.0% in the nine months ended September 30, 2005 to 39.2% in the nine months ended September 30, 2006. The increase in Enterprise Networks cost of sales, as a percentage of division sales, is primarily related to a reduction in net selling prices of Integrated Access Devices products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased 4.0% from $25.0 million in the three months ended September 30, 2005 to $26.0 million in the three months ended September 30, 2006 and increased 6.8% from $72.3 million in the nine months ended September 30, 2005 to $77.2 million in the nine months ended September 30, 2006. Selling, general and administrative expenses for the three and nine months ended September 30, 2006 include the effect of $1.0 million and $3.0 million, respectively of stock-based compensation expense related to employee stock option awards. Stock-based compensation expense of $0.4 million was recorded in the three month period ended September 30, 2005 relating to the accelerated vesting of stock options for a retiring officer. Additional increases in selling, general and administrative expenses are primarily related to increased international sales and marketing efforts.

Selling, general and administrative expenses as a percentage of sales increased from 16.8% in the three months ended September 30, 2005 to 19.6% in the three months ended September 30, 2006 and increased from 19.4% in the nine months ended September 30, 2005 to 21.2% in the nine months ended September 30, 2006. The three and nine month increases are primarily due to stock-based compensation expense and international sales and marketing efforts. Selling, general and administrative expenses as a percent of sales will fluctuate whenever there is a fluctuation in revenues during the periods being compared.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased 21.2% from $15.1 million in the three months ended September 30, 2005 to $18.3 million in the three months ended September 30, 2006 and increased 12.1% from $47.8 million in the nine months ended September 30, 2005 to $53.6 million in the nine months ended September 30, 2006. Research and development expenses for the three and nine months ended September 30, 2006 include the effect of $1.0 million and $2.9 million, respectively, of stock-based compensation expense related to employee stock option awards. There was no stock-based compensation expense recorded in 2005 relating to research and development expenses. Additional increases in research and development expenses are primarily related to new product development activities.

As a percentage of sales, research and development expenses increased from 10.1% in the three months ended September 30, 2005 to 13.8% in the three months ended September 30, 2006 and increased from 12.8% in the nine months ended September 30, 2005 to 14.7% in the nine months ended September 30, 2006. The three and nine month increases are primarily due to stock-based compensation expense and new product development activities. Research and development expenses as a percent of sales will fluctuate whenever there is a fluctuation in revenues during the periods being compared.

We expect to continue to incur research and development expenses in connection with our new products and our expansion into international markets. We continually evaluate new product opportunities and engage in intensive research and product development efforts. We expense all product research and development costs as incurred. As a result, we will incur significant research and development expenses prior to the receipt of revenues from a major new product group or market expansion.

INTEREST INCOME

Interest income increased 36.0% from $2.5 million in the three months ended September 30, 2005 to $3.4 million in the three months ended September 30, 2006 and increased 49.3% from $6.9 million in the nine months ended September 30, 2005 to $10.3 million in the nine months ended September 30, 2006. This increase is primarily related to higher interest rates earned on our fixed income securities, partially offset by lower investment balances due to cash used to repurchase our stock.

INTEREST EXPENSE

Interest expense remained relatively stable at approximately $0.7 million in the three months ended September 30, 2005 and $0.6 million in the three months ended September 30, 2006, and $1.9 million in each of the nine month periods ended September 30, 2006 and 2005.

NET REALIZED INVESTMENT GAIN

Net realized investment gain decreased from $0.5 million in the three months ended September 30, 2005 to $0.1 million in the three months ended September 30, 2006 and decreased from $1.3 million in the nine months ended September 30, 2005 to $1.1 million in the nine months ended September 30, 2006. These gains primarily resulted from the sale of securities associated with the realignment of our investment portfolio.

OTHER INCOME, NET

Other income, net, comprised primarily of miscellaneous income, gains and losses on foreign currency transactions and scrap raw material sales, increased from $0.1 million in the three months ended September 30, 2005 to $0.2 million in the three months ended September 30, 2006 and decreased from $0.8 million in the nine months ended September 30, 2005 to $0.7 million in the nine months ended September 30, 2006.

INCOME TAXES

Our effective tax rate decreased from 36.1% in the three months ended September 30, 2005 to 35.0% in the three months ended September 30, 2006. These decreases are primarily due to discrete tax benefits recorded in the third quarter of 2006 related to return-to-accrual adjustments as compared to discrete tax expenses recorded in the third quarter of 2005 for uncertain tax positions. There was an increase in our effective tax rate from 35.0% in the nine months ended September 30, 2005 to 35.5% in the nine months ended September 30, 2006. This increase is primarily related to a delay in the passage of legislation extending the federal research and development tax credits which were available in 2005. We anticipate this legislation will be passed in the fourth quarter of 2006 and that it will apply retroactively for the year; however, we cannot be assured of this and as such it has not been factored into our current effective rate.

Additionally, the recognition of stock-based compensation expense associated with the adoption of SFAS 123R has created unfavorable permanent differences that must be considered when calculating the effective tax rate for the year. These unfavorable differences are related to the portion of stock-based compensation for which a tax deduction is not generally available (incentive stock options). Disqualifying dispositions of these incentive stock options, if they occur, will give rise to a tax deduction and a favorable permanent difference in the period of exercise; however, we cannot estimate when, or guarantee that, disqualifying dispositions will occur.

NET INCOME

As a result of the above factors, net income decreased $8.8 million from $33.0 million in the three months ended September 30, 2005 to $24.2 million in the three months ended September 30, 2006 and decreased from $68.9 million in the nine months ended September 30, 2005 to $61.3 million in the nine months ended September 30, 2006. As a percentage of sales, net income decreased from 22.1% in the three months ended September 30, 2005 to 18.2% in the three months ended September 30, 2006 and decreased from 18.5% the nine month periods ended September 30, 2005 to 16.9% in the nine months ended September 30, 2006. Net income for the three and nine months ended September 30, 2006 includes the effect of $1.8 million and $5.3 million, respectively, net of tax, of stock-based compensation expense related to employee stock option awards. Stock-based compensation expense of $0.4 million was recorded in the three month period ended September 30, 2005 relating to the accelerated vesting of stock options for a retiring officer.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

At September 30, 2006, our cash and cash equivalents of $30.4 million and short-term investments of $114.8 million placed our short-term liquidity in cash, cash equivalents, and short-term investments at $145.2 million. At December 31, 2005, our cash and cash equivalents of $112.8 million and short-term investments of $154.1 million placed our short-term liquidity in cash, cash equivalents, and short-term investments at $266.9 million, which included $0.9 million of short-term deferred compensation plan assets. This decrease in cash, cash equivalents, and short-term investments is directly related to our stock repurchase activity.

Operating Activities

Our working capital, which consists of current assets less current liabilities, decreased from $344.3 million as of December 31, 2005 to $225.4 million as of September 30, 2006. The quick ratio, defined as cash, cash equivalents, short-term investments, and net accounts receivable, divided by current liabilities, decreased from 6.53 as of December 31, 2005 to 3.83 as of September 30, 2006. The current ratio, defined as current assets divided by current liabilities, decreased from 7.74 as of December 31, 2005 to 4.95 as of September 30, 2006. These liquidity ratios will fluctuate with business growth and as our cash, inventory, accounts payable and income tax position change. The decreases in these ratios for the nine months ended September 30, 2006 is primarily due to the use of cash to repurchase our company stock.

As of December 31, 2005, we had an income tax payable of $4.6 million, primarily related to 2005 year taxable income. As of September 30, 2006, we had an income tax payable of $5.4 million, primarily related to the increase in our provisional tax rate as discussed above.

Net accounts receivable increased 10.9% from December 31, 2005 to September 30, 2006, primarily due to the timing of revenues in the third quarter of 2006 compared to the fourth quarter of 2005. Our allowance for doubtful accounts decreased from at $0.3 million at December 31, 2005 to $0.2 million at September 30, 2006. Quarterly accounts receivable days sales outstanding (“DSO”) increased seven days from 43 days as of December 31, 2005 to 50 days as of September 30, 2006. A steady level of shipments and good collection performance throughout a quarter will result in reduced DSO, compared with higher levels of shipments toward the end of the quarter, which results in a shorter amount of time to collect the related accounts receivable and increased DSO.

Quarterly inventory turnover increased from 4.34 turns as of December 31, 2005 to 4.57 turns as of September 30, 2006. Inventory levels will fluctuate as we attempt to maintain sufficient inventory levels to ensure competitive lead times while guarding against the risk of inventory obsolescence that may occur due to rapidly changing technology and customer demand.

Accounts payable increased 36.6% from December 31, 2005 to September 30, 2006 and accrued expenses decreased 5.6% from December 31, 2005 to September 30, 2006. These fluctuations are primarily related to the variations in the timing of payments.

Investing Activities

At September 30, 2006, our long-term investments increased by 15.7% to $197.7 million from $170.8 million at December 31, 2005. This increase is primarily attributable to cash flows from operations providing more cash available for investment purposes.

Restricted investment balances at September 30, 2006 included $49.5 million in a restricted certificate of deposit and $2.3 million in long-term deferred compensation plan assets. Restricted investment balances at December 31, 2005 included $50 million invested in a restricted certificate of deposit and $1.5 million of long-term deferred compensation plan assets.

Capital expenditures totaled approximately $4.8 million and $7.4 million for the nine months ended September 30, 2006 and 2005, respectively. These expenditures were primarily used for the purchase of computer hardware and software and manufacturing and test equipment.

Financing Activities

In July 2003, our board of directors elected to begin declaring quarterly dividends on our common stock, and anticipates that it will declare a regular quarterly dividend so long as the present tax treatment of dividends exists and adequate levels of liquidity are maintained. During the nine months ended September 30, 2006, ADTRAN paid dividends totaling $20.4 million.

Debt

Fifty million dollars of the expansion of Phase III of our corporate headquarters was approved for participation in an incentive program offered by the Alabama State Industrial Development Authority (the “Authority”). Pursuant to the program, on January 13, 1995, the Authority issued $20.0 million of its taxable revenue bonds and loaned the proceeds from the sale of the bonds to ADTRAN. The bonds were originally purchased by AmSouth Bank of Alabama, Birmingham, Alabama, (the “Bank”). Wachovia Bank, N.A., Nashville, Tennessee (formerly First Union National Bank of Tennessee, Nashville, Tennessee) (the “Bondholder”) purchased the original bonds from the Bank and made further advances to the Authority, bringing the total amount outstanding to $50.0 million. The incentive program enables participating companies to generate Alabama corporate income tax credits that can be used to reduce the amount of Alabama corporate income taxes that would otherwise be payable, in exchange for investing capital and creating jobs in Alabama. We cannot be certain that the state of Alabama will continue to make these corporate income tax credits available; therefore, we may not realize the full benefit of these incentives. Through September 30, 2006, the Authority had issued $50.0 million of its taxable revenue bonds pursuant to the incentive program and loaned the proceeds from the sale of the bonds to ADTRAN. We are required to make payments to the Authority in the amounts necessary to pay the principal of, and interest on, the Authority’s Taxable Revenue Bond, Series 1995, (the “Bond”) as amended, currently outstanding in the aggregate principal amount of $49.5 million. The bond matures on January 1, 2020, and bears interest at the rate of 5% per annum. Included in long-term investments are $49.5 million of restricted funds, which is a collateral deposit against the principal amount of this bond. In conjunction with this program, we are eligible to receive certain economic incentives from the state of Alabama that reduce the amount of payroll withholdings that we are required to remit to the state for those employment positions that qualify under the program.

Due to continued positive cash flow from operating activities, ADTRAN made a business decision to begin an early partial redemption of the Bond as evidenced by a $0.5 million principal payment in the third quarter of 2006. It is our intent to make annual principal payments of between $0.5 million and $5.0 million per year in addition to the interest amounts that are due. In connection with this decision, $0.7 million of the Bond debt has been reclassified to a current liability in the Consolidated Balance Sheet.

Off-Balance Sheet Arrangements and Contractual Obligations

We do not have off-balance sheet financing arrangements and have not engaged in any related party transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources. During the nine months ended September 30, 2006, there has been no material changes in contractual obligations or commercial commitments from those discussed in our most recent Form 10-K filed on March 6, 2006. We have committed to invest up to an aggregate of $7,850 in two private equity funds, of which $5,646 has been invested to date. The duration of each of these commitments is ten years with $541 expiring in 2010 and $1,663 expiring in 2012.

Stock Repurchase Program

On February 11, 2005, ADTRAN announced that its board of directors approved the repurchase of up to 5,000,000 shares of its common stock. ADTRAN repurchased 2,758,429 shares of its common stock through open market purchases at a total cost of $58.9 million during the three months ended September 30, 2006. During July and August 2006, with the repurchase of 1,358,810 shares at an average price of $21.23, ADTRAN completed the February 11, 2005 repurchase plan. On July 17, 2006, ADTRAN’s Board of Directors approved the repurchase of up to an additional 5,000,000 shares of its common stock. This plan will be implemented through open market purchases from time to time as conditions warrant. During August 2006, ADTRAN purchased 1,399,619 shares at an average price of $21.48 under the new repurchase plan and has the authority to repurchase an additional 3,600,381 shares.

We issued 296,505 shares of treasury stock for $3.8 million during the nine months ended September 30, 2006, to accommodate employee stock option exercises. During 2005, we issued 1,413,378 shares of treasury stock for $16.9 million to accommodate employee stock option exercises.

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

Prior to the adoption of SFAS 123R, ADTRAN recorded the intrinsic value of stock-based compensation as expense, in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related interpretations, as allowed under SFAS No. 123, Accounting for Stock-based Compensation Expense (“SFAS 123”). Under the intrinsic value method, no material amount of stock-based compensation expense had been recorded in our Consolidated Statements of Income prior to January 1, 2006, because the exercise price of our stock options granted equaled the fair market value of the underlying stock at the date of grant.

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

We have several Board and stockholder approved stock option plans from which stock options and other awards are available for grant to employees and directors. All employee and director stock options granted under our stock option plans have an exercise price equal to the market value of the underlying common stock on the grant date. There are currently no vesting provisions tied to performance conditions for any option; vesting for all outstanding option grants is based only on continued service as an employee of ADTRAN. All of our outstanding stock option awards are classified as equity instruments.

For the nine months ended September 30, 2006, we recorded approximately $6.1 million of stock-based compensation associated with outstanding unvested stock. As of September 30, 2006, total compensation cost related to non-vested stock options not yet recognized was approximately $15.2 million, which is expected to be recognized over the next 1.8 years on a weighted average basis. See Note 2 to the Consolidated Financial Statements for additional information.

In June 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force in Issue No. 06-3 (“EITF 06-3”), How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation). The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing activity between a seller and a customer, and may include, but is not limited to, sales, use, value added, and some excise taxes. EITF 06-3 concluded that the presentation of taxes within its scope on either a gross (included in revenue and cost) or net (excluded from revenues) basis is an accounting policy decision subject to appropriate disclosure. EITF 06-3 is effective for fiscal years beginning after December 15, 2006. ADTRAN currently presents these taxes on a gross basis and will begin the required disclosures of these taxes in fiscal 2007.

In July 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertain Tax Provisions, an Interpretation of FASB Statement 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertain tax positions as described in SFAS No. 109, Accounting for Income Taxes, and requires a company to recognize, in its financial statements, the impact of a tax position only if that position is “more likely than not” of being sustained on an audit basis solely on the technical merit of the position. In addition, FIN 48 requires qualitative and quantitative disclosures including a discussion of reasonably possible changes that might occur in the recognized tax benefits over the next twelve months as well as a roll-forward of all unrecognized tax benefits. FIN 48 is effective for fiscal years beginning after December 15, 2006. ADTRAN will adopt this pronouncement in January 2007 and is currently evaluating the impact FIN 48 might have on our consolidated results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under SFAS 157, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for fiscal years beginning after November 15, 2007. ADTRAN is currently evaluating the impact SFAS 157 might have on our consolidated results of operation and financial condition.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for fiscal years ending on or after November 15, 2006 and will be adopted by ADTRAN in the fourth quarter of 2006. The implementation of SAB 108 is not expected to have a material impact on our consolidated results of operation and financial condition.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Item 2(a) and (b) are inapplicable.

(c) Stock Repurchases

The following table sets forth ADTRAN’s repurchases of its common stock for the months indicated.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31, 2006	1,006,802	$21.12	1,006,802	5,352,008
August 1 – August 31, 2006	1,751,627	$21.49	1,751,627	3,600,381
September 1 – September 30, 2006	0	$0.00	0	3,600,381

Total	2,758,429	$21.36	2,758,429

(1)	On February 11, 2005, ADTRAN announced that its board of directors approved the repurchase of up to 5,000,000 shares of its common stock. During July and August 2006, with the repurchase of 1,358,810 shares at an average price of $21.23, ADTRAN completed the February 11, 2005 repurchase plan. On July 17, 2006, ADTRAN’s Board of Directors approved the repurchase of up to an additional 5,000,000 shares of its common stock. This plan will be implemented through open market purchases from time to time as conditions warrant. During August 2006, ADTRAN purchased 1,399,619 shares at an average price of $21.48 under the new repurchase plan.

ITEM 6. EXHIBITS

Exhibits.

Exhibit No.	Description
31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADTRAN, INC.
(Registrant)

Date: November 3, 2006	/s/ James E. Matthews
James E. Matthews
Senior Vice President – Finance,
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description
31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications