Form 10-K
period 2006-12-31
ADTRAN INC
filed 2007-02-28
CIK 926282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to

Commission file number 0-24612

ADTRAN, Inc.

(Exact name of registrant as specified in its charter)

Delaware	63-0918200
(State of Incorporation)	(I.R.S. Employer Identification Number)

901 Explorer Boulevard Huntsville, Alabama 35806-2807	(256) 963-8000
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: Common Stock, $.01 par value

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒     No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Securities Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer  ☒    Accelerated Filer  ☐    Non-accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant on June 30, 2006 was $1,463,441,447 based on a closing market price of $22.43 as quoted on the NASDAQ National Market. There were 69,322,068 shares of common stock outstanding as of February 23, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 8, 2007 are incorporated herein by reference in Part III.

ADTRAN, Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2006

-i-

PART I

ITEM 1.	BUSINESS

Overview

ADTRAN develops and provides network access solutions for communications networks. Widely deployed by carriers, small and mid-sized businesses and enterprises, our solutions enable voice, data, video, and Internet communications across copper, fiber and wireless networks. Many of these solutions are currently in use by every major U.S. service provider and many global ones, as well as by many public, private and governmental organizations worldwide.

We were incorporated under the laws of Delaware in November 1985, and commenced operations in January 1986. We are headquartered in Cummings Research Park in Huntsville, Alabama. The mailing address at our headquarters is 901 Explorer Boulevard, Huntsville, Alabama, 35806. The telephone number at that location is (256) 963-8000.

Products and Services

We maintain two operating divisions based on our product and service offerings: the Carrier Networks Division and the Enterprise Networks Division. These divisions serve two distinct markets and support sales in the United States and in other countries around the world, operating as two reportable segments. In 2006, sales of Carrier Networks products accounted for 75.4% of revenue, while sales of Enterprise Networks products accounted for 24.6%. Sales to countries outside of the United States are included in these aggregate divisional figures, but when accounted for separately, comprise 6.8% of total revenue. For more financial information about these divisions and geographic areas, see Note 9 to the Consolidated Financial Statements included in this report.

Our Carrier Networks division provides products used by service providers to deliver voice, data and video services from their equipment, whether it is located in a central office or remote terminal location, to a customer’s premises. Our Enterprise Networks division provides products used by enterprise customers to construct voice, data and video networks within an enterprise customer’s site or distributed sites. Our combined product portfolio for both divisions consists of approximately 1,600 high-speed network access and communication devices. In both service provider and enterprise networks, these products are used primarily, but not exclusively, in the “last mile,” or local loop, of a service provider’s network, and in local area networks of a customer’s premises. The last mile is that segment of the network that connects end-user subscribers to a service provider’s closest facility by either copper or fiber. Local area networks are that segment connecting routers, switches, PCs, printers, phones, faxes, and other communications devices within a given building or campus. Our products typically connect two ends of a circuit, and serve to transmit, route, and/or switch the data, voice, and/or video traffic traveling across that circuit. The bandwidth requirements of the circuit, along with the type of technology being used, determine the type of equipment needed.

In February, 2006, we extended the capabilities of our Carrier Networks Division through the acquisition of Resilient Packet Ring (RPR) and Metro Ethernet technologies from Luminous Networks for $0.4 million. This was a strategic investment to support our Carrier Ethernet solutions. Gigabit speeds are also increasingly becoming commonplace throughout the access network, making bandwidth intensive services, such as Internet Protocol Television (IPTV), available across the entire subscriber base. This acquisition has allowed us to support the growing Ethernet services market by adding the acquired platforms to our Ethernet solutions portfolio.

Both of our divisions are positioned with product and service offerings that compete in many segments of the global telecommunications industry, and, specifically, in the areas of Ethernet and Internet Protocol (IP) based networks.

For a discussion of risks associated with our products see “Risk Factors – We must continue to update and improve our products and develop new products in order to compete and to keep pace with improvements in the telecommunications technology,” in Item 1A of this report.

Network Connectivity for Next Generation Services

We develop, market, and support high-speed network access solutions for use across IP, Asynchronous Transfer Mode (ATM), and Time Division Multiplex (TDM) architectures in both wireline and wireless network applications. Our solutions are used to deploy new broadband networks, and to upgrade slower, established networks utilizing copper, fiber, and wireless technologies both in the United States and abroad.

Today’s networks have undergone a fundamental shift from voice-centric technologies to data-centric technologies. When voice was the dominant type of traffic in the network, networks were engineered to carry voice first, and then integrated data into that architecture as necessary. Today, data is the dominant traffic type, and networks are evolving to transport data, voice and video in an integrated architecture. As networks migrate toward integrated communications and entertainment services, service providers and businesses alike are transitioning their networks to packet-based technologies, such as Ethernet and IP.

We have historically classified our products into three separate categories as follows:

•	Systems

•	High bit-rate Digital Subscriber Line (HDSL)/T1

•	Digital Business Transport (DBT)

The Systems category includes our three primary growth areas, consisting of the broadband access, optical access and internetworking product lines. Our broadband access area is comprised of IP and ATM based Digital Subscriber Line Access Multiplexers (DSLAMs) including our Total Access 5000 multi service access and aggregation platform. Broadband access products are used by service providers to deliver broadband services from their central office or remote terminal locations to a customer’s premises.

Our optical access area is comprised of optical access multiplexer products including our family of Opti products. Optical access products are used to deliver higher bandwidth services, or to aggregate large numbers of low bandwidth services for transportation across fiber optic infrastructure. Internetworking products are used by enterprise customers to construct voice, data and video networks. Our internetworking area is comprised of IP access routers, Ethernet switches, Internet security/firewall appliances, IP Private Branch Exchange (PBX) products, and multi-service access gateways. The Systems category also includes M13/STS-1 multiplexers, narrowband access platforms, 303 concentrator products, wireless backhaul grooming products, inverse multiplexing over ATM (IMA) concentrators, integrated access devices (IADs), and related access equipment.

Our HDSL/T1 category includes products that are predominately used to deliver business services, such as T1/E1, fractional T1/E1, and Symmetrical HDSL (SHDSL) across a carrier’s facilities to a business customer’s premises. Products in this category include carrier-based HDSL, HDSL2, and HDSL4 solutions for the central office, outside plant, and customer premises, global TDM-based SHDSL solutions, and license-free wireless radios, as well as enterprise-based T1/E1/T3 Data Service Units/Channel Service Units (DSU/CSUs) and multiplexers.

Our DBT category includes products used to deploy Integrated Services Digital Network (ISDN), Digital Data Service (DDS), and Frame Relay services. Products include our range-extension DDS and ISDN (Total Reach®) technologies, four-wire DDS and ISDN loop technologies, DDS DSU/CSUs, and ISDN terminal adapters.

Products within each of these categories are further segmented within our Carrier Networks and Enterprise Networks divisions.

In January 2007, we announced we would begin reporting new product categories in order to increase transparency in major product areas. The new product categories to be reported will be

•	Loop Access

•	Carrier Systems

•	Business Networking

See Note 9 of Notes to the Consolidated Financial Statements in this report for further information regarding the new product categories.

Carrier Networks

As carrier services evolve to next generation networks, our Carrier Networks Division delivers copper and fiber-based solutions that enable these services. Our customer base includes all of the major U.S. incumbent local exchange carriers (ILECs), many independent operating companies, competitive local exchange carriers (CLECs), and wireless service providers. We have focused on opportunities in North America, with increasing emphasis on expanding into the Asia-Pacific region, Canada, Latin America, and Europe, the Middle East and Africa (EMEA).

Services enabled using our systems include traditional voice services, Voice over Internet Protocol (VoIP), Video over IP, high speed Internet access (HSIA), data services based upon frame relay, TDM, ATM, and Ethernet networks, connecting the network with user components such as switches, routers, IADs, PBX and key telephone systems.

Today’s telecommunications networks are transitioning from traditional TDM and circuit-switched technology to IP-based packet networks that offer services such as Internet access, VoIP, and IPTV. We design solutions that allow service providers to leverage existing network assets, by providing a migration path to new broadband technologies and services.

Competition from cable and wireless providers has forced the traditional wireline providers to react with price incentives, service bundling, and network investments and modifications. To offer higher speed DSL services in support of delivering Internet access and IPTV, the wireline providers are “shortening” copper loop lengths in order to increase bandwidth and gain a competitive advantage.

Our outside plant DSLAMs and Multi Service Access Platforms (MSAPs) are used to shorten copper loop lengths so that wireline providers can deliver higher-speed network services. With these platforms wireline providers can offer higher Internet access speeds as well as VoIP and IPTV. ADTRAN optical technologies also enable subscriber access solutions for Fiber-To-The-Node (FTTN) and Fiber-To-The-Curb (FTTC) architectures. Many ADTRAN platforms offer Gigabit Ethernet capability, increasing rates within the access network.

Advanced IP Services

For the wireline provider, broadband access via DSL provides the ability to increase bandwidth and improve the quality of service. Our DSLAMs are available in models that are temperature hardened for use in harsh, outside plant environments and provide support for legacy ATM networks as well as Ethernet for delivering advanced IP services. These products are used in high-density central office applications, along with lower density applications that include remote terminals and outside plant deployments. In 2006, we introduced the Total Access 5000, a multiservice access and aggregation platform that bridges the gap between existing and next-generation networks. This system supports emerging services such as IPTV and VoIP across both copper and fiber interfaces while simultaneously supporting legacy services including basic POTS and DS1.

Additionally, we provide an optical access platform designed to support network bandwidths up to OC-48 (2.5 Gbps), which provides a migration strategy toward an IP network. Optical access equipment is used by wireless and wireline service providers to expand network capacity in the last mile, to upgrade their networks to support next-generation services, and to improve backhaul efficiency. This enables service providers to more efficiently handle network traffic by consolidating multiple circuits into a single facility.

Voice and Data Services

High-bit-rate Digital Subscriber Line (HDSLx) is a common technique for delivering bandwidth at rates of 1.544 Mbps (known as the DS1 or T1 rate) for both infrastructure support and business customer services. The T1 interface is universally accepted throughout the United States, and HDSLx is the most common method of delivering the T1 interface in nearly every application. ADTRAN’s HDSLx products are manufactured in varying configurations for use in every major DS1 deployment platform for voice and data services.

High-speed Business-Class Services

Symmetric High-bit-rate Digital Subscriber Loop (SHDSL) products were developed to provide symmetrical solutions for the transport of high-speed business-class services. The International Telecommunications Union (ITU) and the European Telecommunications Standards Institute (ETSI) have established standards for 2-wire and 4-wire SHDSL solutions.

We contributed significantly to ITU and ETSI SHDSL standards. Because of this involvement, we delivered the industry’s first SHDSL customer device. Our SHDSL products, like many of our products, are standards-based, which ensures interoperability with other standards-based products.

Metro Ethernet Services

Metro Ethernet is growing with the proliferation of packet-based infrastructure in both enterprise and carrier networks. The implementation of Ethernet throughout the telecommunications network provides benefits in equipment and operational savings. Gigabit speeds are increasingly becoming available throughout the access network, but they are far from being widespread. Ethernet’s increasing presence throughout the network is driving costs down, further increasing availability to business customers. We continue to focus on developing Metro Ethernet Forum (MEF) compliant products that enable the delivery of these services.

Ethernet over Copper Services

Recent improvements in SHDSL technology have enabled higher bandwidth services to be delivered over the same copper pair, up to 5.7 Mbps. This advancement is commonly referred to eSHDSL. Additionally business customers are increasing their demand for Ethernet services globally. We have introduced “Ethernet over Copper” products that enable our carrier customers to deploy high speed Ethernet services in places where fiber deployments are not currently available and new construction is not cost effective. These products bond together multiple pairs of available copper to provide higher speed and more resilient services.

High-Speed Mobile Services

With the ongoing growth of multimedia and mobile devices, consumer demand for higher speed mobile services is significantly increasing. As a result, wireless carriers are requiring tools to efficiently backhaul these services across their access networks. We have developed a set of products that enable both wired and wireless backhaul of this data.

We offer a set of license-free, fixed wireless microwave radios known as TRACER®. License-free fixed wireless installations are permanent or temporary point-to-point microwave radio links classified as unlicensed by the Federal Communications Commission (FCC). Our TRACER® Series radios support voice and data over broadband Ethernet; DS3; and dual, quad, and octal T1/E1 networks. Installed by a service provider or a business, fixed wireless links serve to overcome geographic barriers, establish emergency communications, or improve the efficiency of service providers’ backhaul operations.

We also offer a set of products that backhaul wireless data over fiber and copper facilities. These products are designed to optimize network performance and perform bandwidth management functions. Our OPTI product family is a SONET/SDH based platform delivering DS1, DS3, OC-3, OC-12, OC-48, and Ethernet connectivity to cellular sites. The MX family of multiplexers delivers DS1s, DS3, and Ethernet services offering full DS0 control and visibility.

Multiplexers

ADTRAN multiplexers perform the function of merging 28 DS1 (1.544 Mbps) circuits onto a single DS3 (45 Mbps) circuit for transport to the central office. These devices are used to provide cable management and simplified network management for a service provider’s network. Our systems also provide backhaul solutions to deliver voice and data applications over wireless networks. Our multiplexers optimize backhaul and provide access for remote management of equipment located in field-based locations that once required personnel dispatches. These devices provide a migration path from TDM systems to Ethernet/IP networks and also support techniques for ‘bonding’ multiple physical circuits into a single virtual circuit.

Loop Deployment

We offer a line of plug-in transmissions, repeater, extensions, and termination devices for T1, E1, ISDN and DSS services in a variety of form factors to fit our customers’ needs. These products extend digital services over twisted copper pairs, and include diagnostic tools to aide carriers in resolving service delivery issues.

Network Management

As networks become more complex, the need for carrier class management systems becomes apparent to ensure operational efficiencies. We develop and support systems to centralize the configuration, provisioning, and management of our network access products. These systems are used to configure, monitor, and control ADTRAN equipment installed on local loop circuits. The systems ensure communication with the service provider’s central management system to reduce technician dispatches and operating costs.

Enterprise Networks

Our Enterprise Networks Division specializes in internetworking solutions to help small-to-midsized businesses (SMB) implement high-speed voice, data, Internet, and video connectivity over wide and local area networks. Domestic and global businesses, academic organizations, and distributed enterprises with branch offices use these products to implement high-speed communications between geographically dispersed locations or employees. These products are typically installed in equipment rooms, switching closets, or on desktops of users, and help to connect headquarters, branch offices, telecommuters, and mobile users to corporate information resources.

Marketed under the brand name NetVanta®, these products include: integrated switch-routers; managed Layer 2 and Layer 3 Fast Ethernet, Gigabit, and Power over Ethernet (PoE) switches; IP access routers; multiservice access routers; Internet security appliances; and VoIP phone systems. The Enterprise Network products typically replace or connect to the user’s equipment, such as telephones, PBXs, fax machines, computers, and videoconferencing gear. These products deliver high speed connectivity, ranging from 56/64 Kbps to one gigabit over wireline, fiber, and wireless facilities. Products range from simple, single-circuit termination units to more complex IAD’s, Ethernet switches, switch-routers, access routers, multiplexers, Virtual Private Network (VPN) devices, and firewalls. Functionality ranges from low-cost, unmanaged devices to modular, remotely manageable devices. Emergency service restoration is offered for a number of platforms.

Our equipment permits customers to satisfy the connectivity needs of many applications (data, voice, videoconferencing, or combined data/voice). In wide area networks using multiple transmission technologies to support different geographic locations, the customer can usually obtain all the necessary equipment from us. In local area networks requiring switching, routing, and VPN, the customer can also usually obtain all the necessary equipment from us. Many of the products available from the Enterprise Networks Division have applications in service provider networks as well. These products are typically installed by the service provider at the customer premises as part of a bundled service package.

We consider the SMB networking market to be businesses with 1,000 or fewer employees and distributed enterprises as those businesses with multiple sites, each housing 1,000 or less employees. These businesses use our internetworking product set to implement a converged, cost-efficient, high-speed network for voice, data and Internet services. Our product set includes Ethernet switches, integrated switch-routers, fixed port and multiservice access routers, and VPN/Internet security appliances.

We view the development and implementation of a centralized operating system as critical to our success in internetworking markets. As such, the ADTRAN Operating System (AOS) is incorporated into our internetworking product lines, simplifying product development efforts and shortening time to market for new products and features. It also offers the LAN-to-WAN integration, ensuring common configuration practices, policies, protection schemes, and management interfaces enterprise-wide. NetVanta switches, routers, and integrated switch-routers are fully VoIP-ready devices.

IP Access Routing

ADTRAN access routers move data between networked computers over public or private IP, Frame Relay, or leased-line infrastructures. These devices include features to route traffic between multiple destinations, secure the network against cyber attacks, secure the privacy of data as it is transported across the Internet, and restore communications in the event of equipment or network failure. ADTRAN access routers provide Internet access, and interconnect corporate locations over IP, Frame Relay, Point to Point Protocol, MultiProtocol Label Switching, or leased-line infrastructures, then route data to a destination LAN computer.

Our NetVanta router products include multiservice access routers, modular access routers, fixed-port routers, and integrated switch-routers. All of these products are VoIP-ready with end-to-end quality of service, provide secure network connections using a firewall, protect data as it is transported across the Internet using VPN, restore communications in the event of equipment or network failure and provide growth for future applications.

Multiservice Access Gateways for Hosted PBX and VoIP

ADTRAN multiservice access gateways are used to deliver carrier VoIP applications. These products offer a single, cost-effective platform for delivering hosted PBX, Internet, and other VoIP services to business customers. With this functionality, service provider customers can quickly enable their networks for VoIP deployment, lowering their communications costs. VoIP represents an important revenue opportunity for service providers seeking to add new, more attractive service offerings in order to retain and expand their subscriber base.

ADTRAN multiservice access gateways combine the voice functionality of our IADs with IP routing, security and quality of service features required for VoIP networks. These solutions allow carriers to expedite deployments of VoIP, Session Initiation Protocol trunking and hosted PBX applications to small, medium, and large enterprise customers.

The Total Access 900 and 900e Series allow ILECs and CLECS to implement IP network architecture for hosted VoIP service offerings. In 2006, we introduced several new multiservice access gateways for higher bandwidth customer applications. These products incorporate networking features into a system to deliver IP voice, high speed internet, and higher-capacity data networking -without the traditional expense and delays of a multi-box installation.

These solutions reduce telecommunications costs by collapsing multiple voice and data circuits into lower cost architecture. This convergence—the integration of multiple technologies into a single service or platform—also simplifies network administration and enables new features and services. These multiservice access gateways also incorporate the ADTRAN Operating System, providing network management capabilities for hosted deployments.

Fiber Connectivity

Our optical transport products for the enterprise support (1) point-to-point fiber termination, where the customer seeks to connect intra-campus buildings over a fiber optic cable; and (2) copper-to-fiber conversion, where the customer seeks to connect existing copper-wired buildings to fiber optic cable.

Leased-Line Connectivity

Leased-line networks, which provide dedicated point-to-point circuits leased from the service provider, are widely deployed in businesses. Circuits are available for DDS at speeds of 56 Kbps, ISDN at 128 Kbps, T1 at 1.544 Mbps, E1 at 2.048 Mbps, and T3 at 45 Mbps. We supply routing and network management equipment in each of these technology categories for data, voice, and video applications.

Configuration and Network Management Tools

We develop and support network productivity tools and systems to centralize the configuration and management of our internetworking products. These tools aid in the management of networks powered by ADTRAN internetworking products.

Service and Support

In addition to our product portfolio, we offer technical support services to help ensure that we are responsive to our customers who have deployed networking and infrastructure solutions. We provide pre- and post-sales telephone technical support and a variety of training options. We offer installation and maintenance services designed to protect customers’ networks from unnecessary downtime. ADTRAN Custom Extended Services, which we refer to as “ACES”, guarantees priority access to technical support engineers and on-site product replacement in as few as four hours, depending on the service plan selected. Our service and support offerings are available to customers in both our Carrier Networks and Enterprise Networks Division.

Customers

We have a diverse customer base, which we segment based on the markets served, and typically within each of our two distinct divisions.

Customers of our Carrier Networks Division in the United States include all of the major ILEC’s, large and small independent telephone companies, competitive service providers, Internet service providers (ISPs), long distance service providers (known as Interexchange Carriers or IXCs), and wireless service providers. Worldwide, this division also serves incumbent carriers and competitive service providers in selected regions.

ILECs and most other service providers require product approval prior to adopting a vendor’s products for use in their networks. We are involved in a constant process of submitting new and succeeding generations of products for approval and ADTRAN products are widely deployed in service provider networks. However, we cannot be certain that we will obtain these approvals in the future, or that sales of these products will continue to occur. Further, any attempt by an ILEC or other service provider to seek out additional or alternative suppliers, or to undertake, as permitted under applicable regulations, the production of these products internally, could have a material adverse effect on our operating results.

Customers within our Enterprise Networks Division are classified as end users, and include a large number of private and public organizations in numerous vertical markets. The markets most often include: finance, retail, food service, government, education, healthcare, manufacturing, military, transportation, hospitality, and energy/utility. However, because the majority of the products from this division are sold through indirect sales channels, we reach those end user customers through a network of partners. The partners are comprised of several large technology distributors and numerous value-added resellers, as described in “Distribution, Sales and Marketing” below.

Our major customers include the following:

AT&T Inc. (formerly SBC Communications, Inc.,	Tech Data Corporation
now includes AT&T Inc. and BellSouth Corporation)	Verizon Communications, Inc.
Embarq Corporation (formerly Sprint Corporation)	Walker and Associates, Inc.
Ingram Micro, Inc.	Windstream Communications (formerly Alltel
Qwest Communications International	Corporation wireline services business)

Single customers comprising more than 10% of our revenue in 2006 include AT&T Inc. (formerly SBC Communications, Inc.; now includes AT&T Inc. and BellSouth Corporation) at 24%, Embarq Corporation (formerly Sprint Corporation) at 13% and Verizon Communications, Inc. at 13%. No other customer accounted for 10% or more of our sales in 2006.

For a discussion of risks associated with customers, service providers and approval processes, see “Risk Factors—We depend heavily on sales to certain customers; the loss of any of these customers would significantly reduce our revenues and net income”, “Risk Factors—Consolidation and deterioration in the competitive service provider market could result in a significant decrease in our revenue” and “Risk Factors – The lengthy approval process required by ILEC’s and other service providers could result in fluctuations in our revenue”, in Item 1A of this report.

Distribution, Sales and Marketing

We sell our Carrier Networks products in the United States through a combination of a direct sales organization and a distribution network. The direct sales organization supports major accounts and has offices located throughout the United States. Sales to most competitive service providers and independent telephone companies are fulfilled through a combination of direct sales and major technology distribution companies.

Prior to recognizing sales as revenue, sales to service providers require lengthy product qualification and standardization processes that can extend for several months or years. Subsequent orders, if any, are typically placed under single or multi-year supply agreements that are generally not subject to minimum volume commitments. Service providers generally prefer having two or more suppliers for most products, so individual orders are generally subject to competition based on some combination of total value, service, price, delivery, and other terms.

The majority of Enterprise Networks products are sold in the United States through a non-exclusive distribution network that consists, at the top level, of several major technology distributors, such as Tech Data, Ingram Micro, Jenne Distributors, Windstream, and Embarq. These organizations then distribute to an extensive network of value-added resellers, system integrators, and carrier end users.

Value-added resellers and system integrators may be affiliated with us as channel partners, or they may purchase from a distributor in an unaffiliated fashion. Affiliated partners participate with us at various program levels based on sales volume and other factors to receive benefits such as product discounts, co-op advertising funds, technical support, and training. We maintain field offices nationwide to support distributors, value-added resellers and system integrators. The Enterprise Networks Division also maintains a direct sales organization to generate demand within selected end user accounts.

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

During 2006, 2005, and 2004, product development expenditures totaled $70.7 million, $62.7 million, and $67.4 million, respectively. Because our product development activities are an important part of our strategy and because of rapidly changing technology and evolving industry standards, we expect to sustain, and possibly increase, product development activities each year. To date, all product development costs have been charged to expense when incurred.

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

We develop most of our products internally, although we sometimes license intellectual property rights for use in certain products. Internal development gives us more control over design and manufacturing issues related to our products and closer control over product cost. Our ability to continually reduce product costs is an important part of our overall business strategy. Our product development efforts are often centered on entering a market with improved technology, with products offered at a price point lower than established market prices. We then compete for market share. We continually re-engineer successive generations of the product to improve margin.

Product development activities center on products to support both existing and emerging technologies in the telecommunications industry in segments of our markets that we consider viable revenue opportunities. We are actively engaged in developing and refining technologies to support data, voice, and video transport over TDM, ATM, and IP network architectures. Our work involves Ethernet transport, DSL transport (VDSL2, ADSL2+, ADSL, SHDSL, and HDSLx), fiber optic transport, access routing, Ethernet switching, integrated access and network management and services.

A centralized research function supports product development efforts company-wide. This group provides guidance to our various product design and engineering teams in digital signal processing technologies, computer simulation and modeling, CAD/CAM tool sets, custom semiconductor design, industry standards, and technological forecasting.

Additionally, in 2006, we established a new research and development office in Mountain View, California, as a result of the acquisition of certain assets of Luminous Networks. This location is specifically focused on the continued development of products and services for the Carrier Ethernet market, such as Resilient Packet Ring and Metro Ethernet Forum technologies. Our fiber optics design engineers in our Phoenix, Arizona office continue to work on optical access technologies for the Total Access 3000 and Total Access 5000 platforms, Optical DSLAMs, TDM Mulitplexers, and Optical Line Cards.

Many telecommunications issues, processes, and technologies are governed by standards development organizations (SDOs). These SDOs consist of representatives from various manufacturers, service providers, and testing laboratories working to establish specifications and compliance guidelines for emerging telecommunications technologies. We are an active participant in several SDOs, and have assisted with the development of worldwide standards in many technologies, especially DSL. A significant contributor to both HDSL2 and SHDSL standards, we developed much of the technology incorporated into these standards.

We are also involved in other standards development efforts related to maximizing the bandwidth potential of the copper pair to enable new applications. We contributed to the development of the new second generation Very-high-data-rate Digital Subscriber Line (VDSL2) ITU-Telecommunications (ITU-T) standard. Upon completion of the various wireline telecommunications standards, the industry-wide interoperability and performance testing requirements become the responsibility of the DSL Forum. We have continued our contributions toward ADSL2+ and VDSL2 development through our work in the DSL Forum.

Our efforts in industry standards also extend beyond the copper loop. We continue to be involved in the definition of Ethernet Networks by participating in the Institute of Electrical and Electronics Engineers (IEEE) group standardizing Operations and Maintenance. We are participating in the Alliance for Telecommunications Industry Solutions (ATIS) focus group on next-generation network standards and the new ATIS IPTV Interoperability Forum (IIF). We are also a member of FSAN (Full Service Access Network) and contributed to the refinement of the GPON (Gigabit Passive Optical Network) standard.

For a discussion of risks associated with our research and development activities, see “Risk Factors – We must continue to update and improve our products and develop new products in order to compete and to keep pace with improvements in the telecommunications technology” and “Risk Factors – We do not engage in long-term research and development processes, and as a consequence may miss certain market opportunities enjoyed by larger companies with substantially greater research and development efforts”, in Item 1A of this report.

Manufacturing and Operations

The principal steps in our manufacturing process are the purchase and management of materials, assembly, testing, final inspection, packing, and shipping. We purchase parts and components for the assembly of some products from a large number of suppliers through a worldwide sourcing program. In addition, we have continued to shift to a process of allowing contract manufacturers to purchase the majority of materials that they use in the assembly of our products. Certain key components used in our products are currently available from only one source, and other key components are available from only a limited number of sources. In the past, we have experienced delays in the receipt of certain key components, which has resulted in delays in related product deliveries. We attempt to manage these risks through developing alternative sources, through engineering efforts designed to obviate the necessity of certain components, and by maintaining close personal contact and building long-term relationships with our suppliers.

We rely on subcontractors in Asia for assembly and testing of certain printed circuit board assemblies, sub-assemblies, chassis, enclosures and equipment shelves, and to purchase some of the raw materials used in such assemblies. We typically manufacture our low-volume, high-mix, or complex product assemblies at our manufacturing site in Huntsville, Alabama. We continue to build and test all new product prototypes and initial production units for all products in Huntsville, and then later transfer the production of high-volume, low-mix assemblies to our subcontractors. Subcontract assembly operations can lengthen production cycle times, but we believe we can respond more rapidly to uncertainties in incoming order rates by selecting assembly subcontractors having significant reserve capacity and flexibility. We have consolidated our subcontractors into two who have proven to be flexible and able to meet our quality requirements.

The reliance on third-party subcontractors for the assembly of our products involves several risks, including the unavailability of, or interruptions in access to, certain process technologies and reduced control over product quality, delivery schedules, manufacturing yields, and costs. These risks may be exacerbated by economic or political uncertainties, terrorist actions, or by natural pandemics in foreign countries in which our subcontractors may be located. We currently have limited foreign exchange risks, as we conduct the majority of all transactions with foreign vendors or customers in United States dollars.

Most shipments of products to customers occur from our facilities in Huntsville, Alabama. Our facilities are certified pursuant to ISO 9001:2000, TL 9000 Release 3.0, ISO 14001, and certain other telephone company standards, including those relating to emission of electromagnetic energy and safety specifications.

For a discussion of risks associated with manufacturing activities, see “Risk Factors – Our strategy of outsourcing a portion of our manufacturing requirements to subcontractors located in Asia may result in us not meeting our cost, quality or performance standards” and “Risk Factors – Our dependence on a limited number of suppliers may prevent us from delivering our products on a timely basis, which could have a material adverse effect on customer relations and operating results”, in Item 1A of this report.

Competition

We compete in markets for networking and communications equipment for service providers and businesses, government agencies, and other organizations worldwide. Our products and services support the transfer of data, voice, and video across service providers’ copper, fiber, and wireless infrastructures, and across wide area networks, local area networks, and the Internet.

The markets for our products are intensely competitive. Numerous competitors exist in each of our product segments. New manufacturers have also entered the markets in recent years, offering products that compete with ours. Under the intensely competitive conditions of the past few years, some of our competitors have consolidated or ceased operations. In addition, certain companies have, in recent years, increased consumer acceptance of alternative communications technologies, such as coaxial cable and cellular-based services, which compete with our products. Competition might further increase if new companies enter the market, or existing competitors expand their product lines.

For our Carrier Networks Division, factors influencing the markets in which we currently compete or may compete in the future include:

•	The ability to help the customer solve networking problems within the confines of restrained capital budgets;

•	The ability to offer globally competitive solutions against a different set of competitors than in the U.S.;

•	The ability to deliver solutions that fit the distributed networking model being deployed by most service providers;

•	The ability to deliver solutions for service provider networks as they increasingly focus on network transformation, convergence and integration of services;

•	The ability to deliver solutions at attractive price points;

•	The ability to deliver reliability and redundancy, especially for higher bandwidth products;

•	The ability to adapt to new network technologies as they evolve;

•	The ability to compete effectively against large firms with greater resources;

•	The ability to deliver products when needed by the customer;

•	The ability to deliver responsive customer service, technical support, and training; and

•	The ability to assist customers requiring pre-assembled, turnkey systems.

For our Enterprise Networks Division, factors influencing the markets in which we currently compete or may compete in the future include:

•	The ability to satisfy the customer’s need for a cost-efficient alternative to established internetworking suppliers;

•	The ability to satisfy the customer’s need to utilize the most cost-effective combination of transmission technologies to connect geographically dispersed locations;

•	The ability to increase network performance and lower the customer’s cost for communications services and equipment;

•	The ability to add capacity and migrate to new or different technologies without a major system upgrade;

•	The ability to continue to develop and support established platforms;

•	The ability to offer products to address new networking technologies in a timely manner;

•	The ability to deliver reliability and system backup, especially for higher bandwidth products;

•	The ability to adapt to new network technologies as they evolve;

•	The ability to deliver products when needed by the customer;

•	The ability to deliver responsive customer service, technical support, and training; and

•	The ability to assist customers requiring hands-on installation and maintenance.

Competitors in the carrier networks area include large, established firms such as Alcatel Lucent, Cisco Systems, Inc., Fujitsu Limited, Nortel Networks, Huawei, Ericcson, Tellabs and Siemens. There are a number of smaller, specialized firms with which we compete, such as ADC Telecommunications, Carrier Access Corporation, Zhone Technologies, and other privately held firms.

Competitors in the Enterprise Networks area include Cisco Systems, Inc, Juniper Networks, Avaya, Mitel, Nortel Networks, 3Com, Hewlett Packard, Enterasys Networks, Allied Telesyn, and other smaller companies. Some of these companies compete in a single product segment, while others compete across multiple product lines.

For further discussion of risks associated with our competition see “Risk Factors – We must continue to update and improve our products and develop new products in order to compete and to keep pace with improvements in telecommunications technology” and “Risk Factors – We compete in markets that have become increasingly competitive, which may result in reduced gross profit margins and market share”, in Item 1A of this report.

Backlog and Inventory

A substantial portion of our shipments in any fiscal period relate to orders received in that fiscal period and firm purchase orders released in that fiscal period by customers under agreements containing non-binding purchase commitments. Further, a significant percentage of orders require delivery within a few days. These factors result in very little order backlog or order flow visibility. We believe that because we fill a substantial portion of customer orders within the fiscal quarter of receipt, backlog is not a meaningful indicator of actual sales for any succeeding period.

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

Employees

As of December 31, 2006, we had 1,559 full-time employees in the United States and 42 full-time employees in our international subsidiaries, located in Canada, Asia Pacific, Europe, and Australia. Of our total employees, 281 were in sales, marketing and service; 426 were in research and development; 775 were in manufacturing operations and quality assurance; and 119 were in administration. None of our employees are represented by a collective bargaining agreement, nor have we ever experienced any work stoppage. We believe that our relationship with our employees is good.

Intellectual Property

The ADTRAN corporate logo is a registered trademark of ADTRAN. The name “ADTRAN” is a registered trademark of ADTRAN. A number of our product identifiers and names are also registered. We also claim rights to a number of unregistered trademarks.

We have ownership of at least 193 patents related to our products and have approximately 88 additional patents pending. We will continue to seek additional patents from time to time related to our research and development activities. We do not derive any material amount of revenue from the licensing of our patents.

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

For a discussion of risks associated with our intellectual and proprietary rights, see “Risk Factors – Our failure to maintain rights to intellectual property used in our business could adversely affect the development, functionality, and commercial value of our products”, in Item 1A of this report.

Available Information

A copy of this Annual Report on Form 10-K, as well as our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports, are available free of charge on the Internet at our web site, www.adtran.com, as soon as reasonably practicable (generally, within one day) after we electronically file these reports with, or furnish these reports to, the Securities and Exchange Commission (SEC). The reference to our web site address does not constitute incorporation by reference of the information contained on the web site, which information should not be considered part of this document. You may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (www.sec.gov) that contains our reports, proxy and information statements, and other information that we have filed electronically with the SEC.

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

You are further cautioned not to place undue reliance on those forward-looking statements because they speak only of our views as of the date the statements were made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

The following are some of the risks that could affect our financial performance or could cause actual results to differ materially from those expressed or implied in our forward-looking statements:

Our operating results may fluctuate in future periods, which may adversely affect our stock price.

Our operating results have been and will continue to be, subject to quarterly and annual fluctuations as a result of numerous factors. These factors include, but are not limited to:

•	Fluctuations in demand for our products and services, especially with respect to telecommunications service providers;

•	Changes in sales and implementation cycles for our products and reduced visibility into our customers’ spending plans and associated revenue;

•	Our ability to maintain appropriate inventory levels and purchase commitments;

•	Price and product competition in the communications and networking industries, which can change rapidly due to technological innovation;

•	The overall movement toward industry consolidation among both our competitors and our customers;

•	Variations in sales channels, product cost or mix of products sold;

•	Manufacturing and customer lead times;

•	Fluctuations in our gross margin, and the factors that contribute to this as described below;

•	Our ability to achieve targeted cost reductions;

•	The ability of our customers, channel partners, and suppliers to obtain financing or to fund capital expenditures;

•	How well we execute on our strategy and operating plans; and

•	Benefits anticipated from our investments in engineering, sales and marketing activities.

As a result, operating results for a particular future period are difficult to predict; and therefore, prior results are not necessarily indicative of results to be expected in future periods. Any of the above mentioned factors, or other factors discussed elsewhere in this document, could have a material adverse effect on our business, results of operation and financial condition that could adversely affect our stock price.

Our revenue for a particular period can be difficult to predict, and a shortfall in revenue may harm our operating results.

As a result of the many factors discussed in this report, our revenue for a particular quarter is difficult to predict and will fluctuate from quarter to quarter. Our net sales may grow at a slower rate than in previous quarters, or may decline. Our ability to meet financial expectations could also be affected if the variable sales patterns seen in prior quarters recur in future quarters. We have experienced periods of time during which manufacturing issues have delayed shipments, leading to variable shipping patterns. In addition, to the extent that manufacturing issues and any related component shortages result in delayed shipments in the future, and particularly in quarters in which we and our subcontractors are operating at higher levels of capacity, it is possible that revenue for a quarter could be adversely affected, and we may not be able to remediate the conditions within the same quarter.

In the past, long manufacturing lead times have caused our customers to place the same order multiple times. This multiple ordering, along with other factors, may cause difficulty in predicting our sales and, as a result, could impair our ability to manage parts inventory effectively.

We plan our operating expense levels based primarily on forecasted revenue levels. These expenses and the impact of long-term commitments are relatively fixed in the short term. A shortfall in revenue could lead to operating results being below expectations because we may not be able to quickly reduce these fixed expenses in response to short-term business changes.

We expect gross margin to vary over time, and our level of product gross margin may not be sustainable.

Our level of product gross margins may not be sustainable and may continue to be adversely affected by numerous factors, including:

•	Changes in customer, geographic, or product mix, including the mix of configurations within each product group;

•	Introduction of new products, including products with price-performance advantages;

•	Our ability to reduce product cost;

•	Increases in material or labor cost;

•	Excess inventory and inventory holding charges;

•	Obsolescence charges;

•	Changes in shipment volume;

•	Loss of cost savings due to changes in component pricing or charges incurred due to inventory holding periods if parts ordering does not correctly anticipate product demand;

•	Lower than expected benefits from value engineering;

•	Increased price competition, including competitors from Asia, especially China;

•	Changes in distribution channels; and

•	Increased warranty cost.

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

Moreover, the introduction of products embodying new technologies, the emergence of new industry standards, or changes in common service provider offerings could adversely affect our ability to sell our products. For instance, we offer a large number of products that apply primarily to the delivery of high-speed digital communications over the local loop over copper wire. We compete favorably with our competitors by developing a high-performance line of these products. We market products that apply to fiber optic transport in the local loop. We expect, however, that use of coaxial cable and mobile wireless access in place of local loop access will increase. Also, non-traditional providers, such as cable television companies, are increasing their presence in the local loop. To meet the requirements of these new delivery systems and to maintain our market position, we may have to develop new products or modify existing products.

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

We do not engage in long-term research and development efforts, and as a consequence may miss certain market opportunities enjoyed by larger companies with substantially greater research and development efforts.

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

Historically, a large percentage of our sales have been made to ILECs and major independent telecommunications companies. In 2006, these customers continued to comprise over half of our revenue. As long as the ILECs and other service providers represent such a substantial percentage of our total sales, our future success will significantly depend upon certain factors which are not within our control, including:

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

There has been a trend toward industry consolidation in our markets for several years. We expect this trend to continue as companies attempt to strengthen or hold their market positions and as companies are acquired or are unable to continue operations. This could lead to variability in our operating results and could have a material adverse effect on our business, operating results, and financial condition. In addition, particularly in the service provider market, rapid consolidation will lead to fewer customers, with the effect that a loss of a major customer could have a material impact on results not anticipated in a marketplace composed of more numerous participants.

Our strategy of outsourcing a portion of our manufacturing requirements to subcontractors located in Asia may result in us not meeting our cost, quality or performance standards.

We are heavily dependent on two subcontractors for the assembly and testing of certain printed circuit board assemblies, subassemblies, chassis, enclosures and equipment shelves, and the purchase of raw materials used in such assemblies. This reliance involves several risks, including the unavailability of, or interruptions in, access to certain process technologies and reduced control over product quality, delivery schedules, transportation interruptions, manufacturing yields, and costs. We may not be able to provide our subcontractors product volumes that are high enough to achieve sufficient cost savings. If shipments fall below forecasted levels, we may incur increased costs or be required to take ownership of inventory. In addition, a significant component of maintaining cost competitiveness is the ability of our subcontractors to adjust their own costs to compensate for possible adverse exchange rate movements. To the extent that the subcontractors are unable to do so, and we are unable to procure alternative product supplies, then our own competitiveness and results of operations could be adversely impaired. These risks may be exacerbated by economic or political uncertainties or by natural disasters in the foreign countries in which our subcontractors are located.

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

Our products are highly complex, and we cannot assure you that our extensive product development, manufacturing and integration testing will be adequate to detect all defects, errors, failures and quality issues. Quality or performance problems for products covered under warranty could adversely impact our reputation and negatively affect our operating results and financial position. The development and production of new products with high complexity often involves problems with software, components and manufacturing methods. If significant warranty obligations arise due to reliability or quality issues arising from defects in software, faulty components, or manufacturing methods, our operating results and financial position could be negatively impacted by:

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

We are in the process of expanding into international markets, which represented 6.8% of our net sales for 2006, and we anticipate increased sales from these markets. We currently maintain regional sales offices in each of the following cities: Melbourne and

Sydney, Australia; Montreal, Quebec and Toronto, Ontario, Canada; Hong Kong and Beijing, China; Bangkok, Thailand; and Bramley, United Kingdom. A number of factors inherent to these markets expose us to significantly more risk than domestic business, including:

•	local economic and market conditions;

•	exposure to unknown customs and practices;

•	potential political unrest;

•	foreign exchange exposure;

•	unexpected changes in, or impositions of, legislative or regulatory requirements;

•	less regulation of patents or other safeguards of intellectual property; and

•	difficulties in collecting receivables and inability to rely on local government aid to enforce standard business practices.

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

We depend on distributors who maintain inventories of our products. If the distributors reduce their inventories of these products, our sales could be adversely affected.

We work closely with our distributors to monitor channel inventory levels and ensure that appropriate levels of product are available to resellers and end users. If our distributors reduce their levels of inventory of our products, our sales would be negatively impacted during the period of change.

If we are unable to successfully develop relationships with system integrators, service providers, and enterprise value added resellers, our sales may be negatively affected.

As part of our sales strategy, we are targeting system integrators (SIs), service providers (SPs), and enterprise value added resellers (eVARs). In addition to specialized technical expertise, SIs, SPs and eVARs typically offer sophisticated service capabilities that are frequently desired by enterprise customers. In order to expand our distribution channel to include resellers with such capabilities, we must be able to provide effective support to these resellers. If our sales, marketing or service capabilities are not sufficiently robust to provide effective support to such SIs, SPs and eVARs, we may not be successful in expanding our distribution model and current SI, SP and eVAR partners may terminate their relationships with us, which would adversely impact our sales and overall results of operations.

Our success depends on attracting and retaining key personnel.

Our business has grown significantly since its inception. Our success is dependent in large part on the continued employment of our executive officers, including Thomas R. Stanton, our Chief Executive Officer, and other key management personnel. The unplanned departure of one or more of these individuals could adversely affect our business. In addition, for ADTRAN to continue as a successful entity we must also be able to attract and retain key engineers and technicians whose expertise helps us maintain competitive advantages. We do not have employment contracts or non-compete agreements with any of our employees. We believe that our future success will depend, in large part, upon our ability to continue to attract, retain, train, and motivate highly-skilled employees who are in great demand. Stock option grants are designed to reward employees for their long-term contributions and to provide incentives for them to remain with us. Changes to our overall compensation program, including our stock option incentive program, resulting from the adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payments, or otherwise, may also adversely affect our ability to retain key employees. Properly managing our continued growth, avoiding the problems often resulting from such growth and expansion, and continuing to operate in the manner which has proven successful to us to date will be critical to the future success of our business.

The price of our common stock has been volatile and may continue to fluctuate significantly.

Our common stock is traded on the NASDAQ National Market under the symbol ADTN. Since our initial public offering in August 1994, there has been, and may continue to be, significant volatility in the market for our common stock, based on a variety of factors, including factors listed in this section, some of which are beyond our control.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our headquarters and principal administrative, engineering and manufacturing facilities are located on an 80-acre campus in Cummings Research Park in Huntsville, Alabama. Two office buildings contain 440,000 and 600,000 square feet, respectively, and serve both our Carrier Networks and Enterprise Networks divisions. These facilities can accommodate a total of 3,000 employees. We lease a 15,500 square foot engineering facility in Phoenix, Arizona and a 13,400 square foot engineering facility in Mountain View, California that are used to develop products sold by our Carrier Networks division.

In addition to our facilities listed above, we lease additional office space in the United States and abroad, providing sales and service support for both of our divisions. The leased offices in the United States are located in Chesterfield, MO; Overland Park, KS; Highlands Ranch, CO; Herndon, VA; Irving, TX; Milford, CT; Pleasonton, CA; and Brighton, MI. We also lease one office in each of the following cities: Melbourne and Sydney, Australia; Montreal, Quebec and Toronto, Ontario, Canada; Hong Kong and Beijing China; Bangkok, Thailand; and Bramley, United Kingdom. These cancelable and non-cancelable leases expire at various times between 2007 and 2009. For more information, see Note 10 of the Notes to Consolidated Financial Statements included in this report.

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

No matter was submitted by ADTRAN to a vote of security holders during the fiscal quarter ended December 31, 2006.

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below, in accordance with General Instruction G (3) of Form 10-K and Instruction 3 of Item 401(b) of Regulation S-K, is certain information regarding the executive officers of ADTRAN. Unless otherwise indicated, the information set forth is as of December 31, 2006.

Thomas R. Stanton	Age 42
2005 to present	Chief Executive Officer and Director
2001 – 2005	Senior Vice President and General Manager, Carrier Networks
1999 – 2001	Vice President and General Manager, Carrier Networks
1995 – 1999	Vice President, Carrier Networks Marketing
1995	Vice President, Marketing & Engineering - Transcrypt International, Inc.
1994 – 1995	Senior Director, Marketing - E.F. Johnson Company
1993 – 1994	Director, Marketing - E.F. Johnson Company

Danny J. Windham	Age 47
Mr. Windham resigned from ADTRAN and from the Board of Directors effective February 12, 2007.
2006 – 2007	President, Chief Operating Officer, Secretary and Director
2005 – 2006	President, Chief Operating Officer, and Secretary
2001 – 2005	Senior Vice President and General Manager, Enterprise Networks
1999 – 2001	Vice President and General Manager, Enterprise Networks
1995 – 1999	Vice President, Enterprise Networks Marketing
1994 – 1995	Director of Marketing
1989 – 1994	Manager of Product Management
1986 – 1989	Vice President and Co-Founder - Processing Telecom Technologies, Inc

James E. Matthews	Age 50
On February 23, 2007, Mr. Matthews was elected as Secretary and as a director of ADTRAN.
2001 to present	Senior Vice President – Finance, Chief Financial Officer and Treasurer
1999 – 2001	Chief Financial Officer - Home Wireless Networks, Inc.
1998 – 1999	Chief Executive Officer - Miltope Group, Inc.
1995 – 1998	Vice President, Finance and Chief Financial Officer - Miltope Group, Inc.
1992 – 1995	Controller - Hughes Training, Inc.

Michael Foliano	Age 46
2006 to present	Senior Vice President – Global Operations
2005 – 2006	Senior Vice President, Sales, Services and Supply Chain - Somera Communications Inc.
2004 – 2005	Senior Vice President, Global Operations - Somera Communications, Inc.
2002 – 2004	Senior Director, Global Logistics and Customer Operations - Lucent Technologies
2001 – 2002	Executive General Manager, Mobility Supply Chain - Lucent Technologies
2000 – 2001	Stanford University Sloan Fellow - Lucent Technologies
1997 – 2000	Vice President, Global Provisioning Center - Lucent Technologies
1995 – 1997	Manufacturing Operations Plant Manager - Lucent Technologies

Raymond R. Schansman	Age 50
2006 to present	Senior Vice President and General Manager, Enterprise Networks
2001 – 2006	Vice President, Carrier Networks Engineering
1998 – 2001	Engineering Director, Carrier Networks Systems
1996 – 1998	Engineering Manager, Enterprise Networks Systems
1989 – 1996	Program Manager - SCI Systems, Inc.
1986 – 1989	Vice President, System and Product Engineering - General Digital Industries
1983 – 1986	Senior Design Engineer - General Digital Industries

James D. Wilson, Jr.	Age 36
2006 to present	Senior Vice President and General Manager, Carrier Networks
2005 – 2006	Vice President, Product Marketing, Carrier Networks
2002 – 2005	Director, Product Management, Carrier Networks
1998 – 2002	Director, Product Management, Loop Technologies, Carrier Networks
1996 – 1998	Manager, Engineering Operations - Wyle Laboratories, Inc.
1992 – 1996	Manager, Program Development - Wyle Laboratories, Inc.

Robert A. Fredrickson	Age 56
1996 to present	Vice President – Carrier Networks Sales
1996	Vice President, Broadband Business Development - DSC Communications Corporation
1991 – 1996	Senior Director, Access Products - DSC Communications Corporation

Steven L. Harvey	Age 46
Mr. Harvey resigned from ADTRAN effective January 31, 2007.
2002 – 2007	Vice President – Enterprise Networks and Competitive Service Provider Sales
1999 – 2001	Vice President – Competitive Service Provider Sales
1996 – 1999	Vice President – Enterprise Networks Sales
1995 – 1996	Executive Vice President - Data Processing Sciences Corporation
1991 – 1995	Vice President - Data Processing Sciences Corporation

P. Steven Locke	Age 58
2000 to present	Vice President – Carrier Networks Marketing and Competitive Service Provider Sales
1999 – 2000	Vice President - Sprint Local Division Sales for Lucent Technologies
1997 – 1999	Senior Director of Sales
1993 – 1997	Vice President and General Manager, Business Network Group, Sprint North Supply

Everette R. Ramage	Age 59
1999 to present	Vice President – Enterprise Networks Engineering
1993 – 1999	Engineering Manager - Enterprise Networks DDS Group
1990 – 1993	Engineering Manager - CPE Group

Kevin W. Schneider	Age 43
2003 to present	Vice President – Chief Technology Officer
1999 – 2003	Vice President – Technology
1996 – 1999	Chief Scientist
1992 – 1996	Staff Scientist

There are no family relationships among our directors or executive officers. All officers are elected annually by, and serve at the pleasure of, the Board of Directors of ADTRAN.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

ADTRAN’s common stock has been traded on the NASDAQ National Market under the symbol ADTN since our initial public offering of common stock in August 1994. As of February 16, 2007, ADTRAN had 320 stockholders of record and approximately 13,718 beneficial owners of shares held in street name. The following table shows the high and low closing prices per share for the common stock as reported by NASDAQ for the periods indicated.

Common Stock Prices

	High	Low
2006
First Quarter	$32.01	$26.17
Second Quarter	$26.99	$21.79
Third Quarter	$24.88	$20.26
Fourth Quarter	$25.22	$20.52
2005
First Quarter	$18.92	$15.76
Second Quarter	$27.04	$17.27
Third Quarter	$31.50	$24.93
Fourth Quarter	$32.95	$27.00

The following table shows the dividends paid in each quarter of 2006 and 2005. The Board of Directors presently anticipates that it will declare a regular quarterly dividend so long as the present tax treatment of dividends exists and adequate levels of liquidity are maintained.

Dividends per Common Share

	2006	2005
First Quarter	$0.09	$0.08
Second Quarter	$0.09	$0.08
Third Quarter	$0.09	$0.09
Fourth Quarter	$0.09	$0.09

Stock Repurchases

The following table sets forth ADTRAN’s repurchases or deemed repurchases (swaps) of its common stock for the months indicated.

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2006 – October 31, 2006	—		—		—	3,600,381
November 1, 2006 – November 30, 2006	1,318,000	(2)	$22.00	(2)	1,312,200	2,288,181
December 1, 2006 – December 31, 2006	—		—		—	2,288,181

Total	1,318,000		$22.00		1,312,200

(1)	On July 17, 2006, ADTRAN’s Board of Directors approved the repurchase of up to 5,000,000 shares of its common stock. This plan is being implemented through open market purchases from time to time as conditions warrant.
(2)	Includes 5,800 shares previously held for at least six months and delivered to ADTRAN as payment of the exercise price for employee stock options. None of the transactions with respect to these shares were made in the open market. The average price paid per share with respect to these transactions is based on the closing price of the common stock on the NASDAQ National Market on the date of the transaction.

ITEM 6.	SELECTED FINANCIAL DATA

Income Statement Data (1) (In thousands, except per share amounts)

Year Ended December 31,	2006	2005	2004	2003	2002
Sales
Carrier Networks Division	$356,606	$386,051	$323,333	$267,563	$218,912
Enterprise Networks Division	116,102	127,164	131,184	129,113	126,813

Total sales	472,708	513,215	454,517	396,676	345,725
Cost of sales	193,747	209,895	195,182	176,108	172,070

Gross profit	278,961	303,320	259,335	220,568	173,655
Selling, general and administrative expenses	103,030	96,411	90,190	81,807	79,936
Research and development expenses	70,700	62,654	67,384	58,144	56,295

Operating income	105,231	144,255	101,761	80,617	37,424
Interest income	13,493	10,001	7,671	8,912	9,113
Interest expense	(2,532)	(2,535)	(2,542)	(2,534)	(2,572)
Other (expense) income, net	954	(59)	1,353	1,609	234
Net realized investment gains (losses)	1,379	1,712	1,773	226	(12,022)

Income before provision for income taxes	118,525	153,374	110,016	88,830	32,177
Provision for income taxes	40,192	52,224	34,875	27,315	7,401

Net income	$78,333	$101,150	$75,141	$61,515	$24,776

Year Ended December 31,	2006	2005	2004	2003	2002
Weighted average shares outstanding-basic (5)	73,451	75,775	78,235	76,942	76,090
Weighted average shares outstanding-assuming dilution (2) (5)	75,197	77,966	80,985	80,739	76,443

Earnings per common share-basic (5)	$1.07	$1.33	$0.96	$0.80	$0.33
Earnings per common share-assuming dilution (2) (5)	$1.04	$1.30	$0.93	$0.76	$0.32
Dividends declared and paid per common share (3) (5)	$0.36	$0.34	$0.32	$1.15	—

Balance Sheet Data (in thousands)

At December 31,	2006	2005	2004	2003	2002
Working capital (4)	$219,636	$344,305	$266,371	$220,069	$203,511
Total assets	$539,658	$652,618	$559,942	$592,309	$521,213
Total debt	$49,500	$50,000	$50,000	$50,000	$50,000
Stockholders’ equity	$435,956	$542,171	$466,637	$493,821	$435,212

(1)	In the first quarter of 2005, ADTRAN made changes to the classification of prior period purchasing costs related to procurement of materials from selling, general and administrative expenses to cost of sales. These reclassifications are included in the numbers above and had no effect on previously reported net income or stockholders’ equity.
(2)	Assumes exercise of dilutive stock options calculated under the treasury method. See Notes 1 and 11 of Notes to Consolidated Financial Statements.
(3)	On July 14, 2003, the Board of Directors declared a special cash dividend of $1.00 per common share and a quarterly cash dividend of $0.075 per common share. Prior to July 14, 2003, ADTRAN had not declared any cash dividends on its common stock.
(4)	ADTRAN’s working capital consists of current assets less current liabilities.
(5)	On October 13, 2003, the Board of Directors declared, effective December 15, 2003, a two-for-one stock split to be effected in the form of a stock dividend of one share of common stock for each outstanding share of common stock for stockholders of record on December 1, 2003. Share and per share amounts, including stock options, above have been retroactively adjusted to reflect this stock split.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

ADTRAN, Inc. designs, develops, manufactures, markets, and services a broad range of high-speed network access products utilized by providers of telecommunications services and enterprise end users. We currently sell our products to a large number of service providers, including the three largest telecommunications providers and to private and public enterprises worldwide.

Our success depends upon our ability to increase unit volume and market share through the introduction of new products and succeeding generations of products having lower selling prices and increased functionality as compared to both the prior generation of a product and to the products of competitors. We reduce the cost of each succeeding product generation and then lower the product’s selling price to gain market share and/or to improve gross margins based on the cost savings achieved. As a part of this strategy, we seek in most instances to be a high-quality, low-cost provider of products in our markets. Our success to date is attributable in large measure to our ability to design our products initially with a view to their subsequent redesign, allowing both increased functionality and reduced manufacturing costs in each succeeding product generation. This strategy enables us to sell succeeding generations of products to existing customers, while increasing our market share by selling these enhanced products to new customers.

Sales decreased this year compared to last year as a result of decreases in DBT/Total Reach, HDSL/T1, and Systems product revenues. Sales were negatively impacted by a decrease in international sales primarily attributable to a major carrier’s completion in 2005 of a new network build-out of a particular service and decreases in spending by some larger domestic carriers.

DBT/Total Reach sales decline is the result of newer and higher-speed technologies replacing the lower-speed technology of ISDN and DDS products. We have maintained our overall market share in DBT/Total Reach and continue to take advantage of market opportunities for these products where speed is not the main consideration; however, DBT/Total Reach is a declining market, which is being cannibalized by higher-speed DSL technologies.

HDSL/ T1 sales decline is primarily attributable to declining Enterprise Networks sales of Channel Service Units/ Data Service Units (CSU/DSU) products and fixed wireless products. The industry has integrated the functionality of CSU/DSUs into access routers, thereby reducing the requirement for a standalone CSU/DSU. Fixed wireless product revenues decreased in 2006 due to lower spending for wireless backhaul applications. The decline in HDSL revenues to carriers is primarily attributable to lower spending for wireless backhaul infrastructure in 2006 and decreases in spending by some larger domestic carriers.

Systems product sales decline is primarily attributable to decreases in IAD, M13 multiplexer, 303 concentrator, optical access, and international broadband access revenues, partially offset by increases in domestic broadband access product revenues, NetVanta and multi-service access gateway product revenues. Increases in domestic broadband access product revenues, NetVanta and multi-service access gateway product revenues are primarily attributable to new product introductions, market share gains, expansion of domestic carrier broadband services and increasing utilization of IP infrastructure by enterprise customers. The decrease in IAD revenues is primarily attributable to declines in average selling prices relating to consolidation in the CLEC market. The decrease in M13 multiplexer and 303 concentrator revenues is primarily attributable to consolidation in the CLEC market. The decrease in optical access revenues is primarily related to decreases in spending by some larger domestic carriers. The decrease in international broadband access sales is primarily attributable to a major customer’s completion in 2005 of a new network build-out of a particular service. Future sales in regard to this service are now expected to be correlated to the addition of new subscribers.

In January 2007, we announced we would begin reporting new product categories in order to increase transparency in major product areas. The new product categories to be reported will be:

•	Loop Access

•	Carrier Systems

•	Business Networking.

See Note 9 of Notes to Consolidated Financial Statements in this report for further information regarding the new product categories.

Our operating results have fluctuated on a quarterly basis in the past, and operating results may vary significantly in future periods due to a number of factors. We normally operate with very little order backlog. The majority of our sales in each quarter result from orders booked in that quarter and firm purchase orders released in that quarter by customers under agreements containing non-binding purchase commitments. Many of our customers require prompt delivery of products. This results in a limited backlog of orders for these products and requires us to maintain sufficient inventory levels to satisfy anticipated customer demand. If near-term demand for our products declines, or if potential sales in any quarter do not occur as anticipated, our financial results could be adversely affected. Operating expenses are relatively fixed in the short term; therefore, a shortfall in quarterly revenues could significantly impact our financial results in a given quarter. Maintaining sufficient inventory levels to assure prompt delivery of our products increases the amount of inventory that may become obsolete and increases the risk that the obsolescence of this inventory may have an adverse effect on our business and operating results.

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

On January 29, 2007, we announced that Danny J. Windham, President, Chief Operating Officer and Secretary of ADTRAN, would be resigning effective February 12, 2007 to become the Chief Executive Officer of Digium, Inc. Mr. Windham also resigned from ADTRAN’s Board of Directors effective February 12, 2007. Our executive management team has assumed Mr. Windham’s previous responsibilities.

Critical Accounting Policies and Estimates

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the accounting estimate that are reasonably likely to occur could materially impact the results of financial operations. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. These policies have been consistently applied across our two reportable segments: (1) Carrier Networks Division and (2) Enterprise Networks Division.

•

We review customer contracts to determine if all of the requirements for revenue recognition have been met prior to recording revenues from sales transactions. We generally record sales revenue upon shipment of our products, net of any rebates or discounts, since: (i) we generally do not have significant post-delivery obligations, (ii) the product price is fixed or determinable, (iii) collection of the resulting receivable is probable, and (iv) product returns are reasonably estimable. We generally ship products upon receipt of a purchase order from a customer. We evaluate shipping terms and we record revenue on products shipped in accordance with the applicable terms of each respective contract, generally FOB shipping point. In the case of consigned inventory, revenue is recognized when the customer assumes the risks and rewards of ownership of the product. When contracts contain multiple elements, contract interpretation is sometimes required to determine the appropriate accounting, including whether the deliverables specified in a multiple element contract should be treated as separate units of accounting for revenue recognition purposes, and, if so, how the price should be allocated among the elements and when to recognize revenue for each element. We record revenue associated with installation services when the installation and all contractual obligations are complete. When contracts include both installation and product sales, the installation is considered as a separate deliverable item. Either the purchaser, ADTRAN, or a third party can perform installation of our products.

•

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

Prior to accepting a new customer, we perform a detailed credit review of the customer. Credit limits are established for each new customer based on the results of this credit review. Payment terms are established for each new customer, and collection experience is reviewed periodically in order to determine if the customer’s payment terms and credit limits need to be revised. We maintain allowances for doubtful accounts for losses resulting from the inability of our customers to make required payments. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, we may be required to make additional allowances. If circumstances change with regard to individual receivable balances that have previously been determined to be uncollectible (and for which a specific reserve has been established), a reduction in our allowance for doubtful accounts may be required. Our allowance for doubtful accounts was $0.2 million at December 31, 2006 and $0.3 million at December 31, 2005.

•

We carry our inventory at the lower of cost or market, with cost being determined using the first-in, first-out method. We use standard costs for material, labor, and manufacturing overhead to value our inventory. Our standard costs are updated on a monthly basis and any variances are expensed in the current period; therefore, our inventory costs approximate actual costs at the end of each reporting period. We write down our inventory for estimated obsolescence or unmarketable inventory by an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, we may be required to make additional inventory write-downs. Our reserve for excess and obsolete inventory was $7.0 million and $5.3 million at December 31, 2006 and 2005, respectively. Inventory write-downs charged to the reserve were $2.5 million, $3.5 million and $4.7 million for the years ended December 31, 2006, 2005 and 2004, respectively.

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

We review our investment portfolio for potential “other-than-temporary” declines in value on an individual investment basis. We assess, on a quarterly basis, significant declines in value which may be considered other-than-temporary and, if necessary, recognize and record the appropriate charge to write-down the carrying value of such investments. In making this assessment, we take into consideration qualitative and quantitative information, including but not limited to the following: the magnitude and duration of historical decline in market prices, credit rating activity, assessments of liquidity, public filings, and statements made by the issuer. We generally begin our identification of potential other-than-temporary impairments by reviewing any security with a market value that has declined from its original or adjusted cost basis by 25% for more than six months. We then evaluate the individual security based on the previously identified factors to determine the amount of the write-down, if any. Actual losses, if any, could ultimately differ from these estimates. Future adverse changes in market conditions or poor operating results of underlying investments could result in additional losses that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

We also invest in privately held entities and private equity funds and record these investments at cost. We review these investments periodically in order to determine if circumstances (both financial and non-financial) exist that indicate that we will not recover our initial investment. Impairment charges are recorded on investments having a cost basis that is greater than the value that we would reasonably expect to receive in an arm’s length sale of the investment. In 2004 we recorded a write-down of our cost basis investments of $0.1 million. This write-down is included in net realized investment gains (losses) in the accompanying consolidated statement of income.

•

For purposes of determining estimated fair value of stock-based payment awards on the date of grant under Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payments, (SFAS 123R), we use the Black-Scholes Model. This model requires the input of certain assumptions that require subjective judgment. These assumptions include, but are not limited to, expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. Because our stock-based payment awards have characteristics significantly different from those of traded options, and because changes in the input assumptions can materially affect the fair value estimate, the existing models may not provide a reliable single measure of the fair value of our stock-based payment awards. Management will continue to assess the assumptions and methodologies used to calculate estimated fair value of stock-based compensation. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies and thereby materially impact our fair value determination. If factors change and we use different assumptions in the application of SFAS 123R in future periods, the compensation expense that we record under SFAS 123R may differ significantly from what we have recorded in the current period.

•

We estimate our income tax provision or benefit in each of the jurisdictions in which we operate, including estimating exposures related to examinations by taxing authorities. We also make judgments regarding the realization of deferred tax assets. The carrying value of our net deferred tax assets is based on our belief that it is more likely than not that we will generate sufficient future taxable income in certain jurisdictions to realize these deferred tax assets. A valuation allowance has been established for deferred tax assets which we do not believe meet the more-likely-than-not criteria established by SFAS No. 109, Accounting for Income Taxes. Our estimates regarding future taxable income and income tax provision or benefit may vary due to changes in market conditions, changes in tax laws, or other factors. If our assumptions, and consequently our estimates, change in the future, the valuation allowances we have established may be increased or decreased, impacting future income tax expense. For 2006, 2005 and 2004, the valuation allowance was $1.2 million, $0.7 million and $0.6 million, respectively. This valuation allowance is included in non-current deferred tax liabilities in the accompanying balance sheets.

•

Our products generally include warranties of one to ten years for product defects. We accrue for warranty returns based on our estimate of the cost to repair or replace the defective products at the time revenue is recognized. We engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers. Our products continue to become more complex in both size and functionality as many of our product offerings migrate from line card applications to systems products. These products will require more warranty repairs to be completed at the installed location due to their size and complexity, rather than at a manufacturing site or repair depot. This field service obligation, as well as the increasing complexity of our products, will cause warranty incidences, when they arise, to be more costly. Our estimates regarding future warranty obligations may change due to product failure rates, material usage, and other rework costs incurred in correcting a product failure. In addition, from time to time, specific warranty accruals may be recorded if unforeseen problems arise. Should our actual experience relative to these factors be worse than our estimates, we will be required to record additional warranty expense. Alternatively, if we provide for more reserves than we require, we will reverse a portion of such provisions in future periods. The liability for warranty returns totaled $3.0 million and $4.0 million at December 31, 2006 and 2005, respectively. These liabilities are included in accrued expenses in the accompanying consolidated balance sheets.

Results of Operations

The following table presents selected financial information derived from our consolidated statements of income expressed as a percentage of sales for the years indicated.

Year Ended December 31,	2006	2005	2004
Sales
Carrier Networks Division	75.4%	75.2%	71.1%
Enterprise Networks Division	24.6	24.8	28.9

Total sales	100.0%	100.0%	100.0%
Cost of sales	41.0	40.9	42.9

Gross profit	59.0	59.1	57.1
Selling, general and administrative expenses	21.7	18.8	19.9
Research and development expenses	15.0	12.2	14.8

Operating income	22.3	28.1	22.4
Interest and dividend income	2.9	1.9	1.7
Interest expense	(0.5)	(0.5)	(0.6)
Other income, net	0.1	0.1	0.3
Net realized investment gains	0.3	0.3	0.4

Income before provision for income taxes	25.1	29.9	24.2
Provision for income taxes	8.5	10.2	7.7
Net income	16.6%	19.7%	16.5%

2006 Compared to 2005

Sales

Our sales decreased 7.9% from $513.2 million in 2005 to $472.7 million in 2006. The decrease is the result of decreases in DBT/Total Reach, HDSL/T1, and Systems product revenues. Systems product revenues declined due to decreases in IAD, M13 multiplexer, 303 concentrator, optical access, and international broadband access product revenues, partially offset by increases in domestic broadband access product revenues and NetVanta and multi-service access gateway product revenues.

Carrier Network sales decreased 7.6% from $386.1 million to $356.6 million in 2006. The decrease is the result of lower HDSL product revenues and lower Systems product revenues. System product revenues declined due to lower M13 multiplexer, 303 concentrator, optical access and international broadband access product revenues, partially offset by an increase in domestic broadband access product revenues. Sales were negatively impacted by a decrease in international sales primarily attributable to a major carrier’s completion of a new network build-out of a particular service in 2005 and decreases in spending by some larger domestic carriers.

Enterprise Networks sales decreased 8.7% from $127.2 million in 2005 to $116.1 million in 2006. The decrease in Enterprise Networks sales is primarily related to decreases in IAD and CSU/DSU sales, partially offset by an increase in sales of NetVanta and multi-service access gateway products. NetVanta products consist of access routers, VPN products, Ethernet switches, and IP PBX products. The industry has integrated the functionality of CSU/DSUs, which are hardware units that terminate carrier services at the enterprise location, into access routers, thereby reducing the requirement for a standalone CSU/DSU. The decrease in IAD product revenues is primarily related to a decline in average selling prices due to the consolidation of the CLEC market.

International sales, which are included in the Carrier Networks and Enterprise Networks amounts discussed above, decreased 45.0% from $58.2 million in 2005 to $32.0 million in 2006. The decrease in international sales is primarily attributable to a major customer’s completion in 2005 of the initial phase of a new network build-out of a particular service. Future sales in regard to this service are now expected to be correlated to the addition of new subscribers.

Cost of Sales

Cost of sales, as a percentage of sales, remained constant at 41.0% in 2006 compared to 40.9% in 2005 on lower sales volume. Carrier Networks cost of sales, as a percent of division sales, remained constant at 41.5% in 2005 and 2006. Enterprise Networks cost of sales, as a percent of division sales, increased slightly from 39.0% in 2005 to 39.4% in 2006.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 6.8% from $96.4 million, or 18.8% as a percentage of sales, in 2005 to $103.0 million, or 21.7% as a percentage of sales, in 2006. Selling, general and administrative expenses include personnel costs for administration, finance, information systems, human resources, sales and marketing and general management, as well as rent, utilities, legal and accounting expenses, bad debt expense, advertising, promotional material, gains or losses on the disposal of property, plant, and equipment occurring in the normal course of business, trade show expenses, and related travel costs. The increase in selling, general and administrative expenses as a percentage of sales is primarily related to an increase in international sales and marketing activities, the effect of $3.9 million of stock-based compensation expense relating to stock option awards, and lower revenues. Stock-based compensation expense of $0.4 million was recorded in 2005 related to the acceleration of vesting of stock options for retiring personnel.

Selling, general and administrative expenses as a percent of sales will generally fluctuate whenever there is significant fluctuation in revenues during the periods being compared.

Research and Development Expenses

Research and development expenses increased 12.8% from $62.7 million, or 12.2% as a percentage of sales, in 2005 to $70.7 million, or 15.0% as a percentage of sales, in 2006. The increase in research and development expenses as a percentage of sales is related to the combination of an increase in product development activities and lower revenues. Research and development expenses as a percentage of sales will fluctuate whenever there is a significant fluctuation in revenues during the periods being compared.

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

Interest and Dividend Income

Interest and dividend income increased 35.0% from $10.0 million in 2005 to $13.5 million in 2006. This increase is primarily related to higher interest rates earned on our fixed income securities, partially offset by lower investment balances due to cash used to repurchase our stock.

Interest Expense

Interest expense remained constant at $2.5 million in 2006 and 2005. See “Liquidity and Capital Resources” below and Note 6 of Notes to Consolidated Financial Statements for additional information.

Net Realized Investment Gains

Net realized investment gains decreased 17.6% from $1.7 million in 2005 to $1.4 million in 2006. These gains primarily result from the sale of securities associated with the realignment of our investment portfolio.

Other Income (Expense)

Other income (expense) increased from other expense of $0.1 million in 2005 to other income of $1.0 million in 2006. In 2005, we accrued $1.0 million for a litigation contingency. This contingency was resolved in 2006 as accrued.

Income Taxes

Although our effective tax rate remained relatively constant at 33.9% in 2006 compared to 34.1% in 2005, there were fluctuations in the components of the rate. An increase in tax exempt income resulted in a 2.8 percentage point decrease in the current year effective rate. This was substantially offset by the affect of an increase in stock-based compensation expense relating to the implementation of SFAS 123R, and an increase in the rate relating to provisions for state income taxes.

Net Income

As a result of the above factors, net income decreased from $101.2 million in 2005 to $78.3 million in 2006. As a percentage of sales, net income decreased from 19.7% in 2005 to 16.6% in 2006.

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

Enterprise Networks sales decreased 3.0% from $131.2 million in 2004 to $127.2 million in 2005. The decrease in Enterprise Networks sales is primarily related to decreases in IAD and CSU/DSU sales, partially offset by an increase in sales of NetVanta products. NetVanta internetworking products consist of access routers, VPN products, and Ethernet switches. The industry has integrated the functionality of CSU/DSU’s into access routers, thereby reducing the requirement for a standalone CSU/DSU. Enterprise Networks sales, as a percentage of total sales, decreased from 28.9% in 2004 to 24.8% in 2005.

International sales, which are included in the Carrier Networks and Enterprise Networks amounts discussed above, increased 90.2% from $30.6 million in 2004 to $58.2 million in 2005. The increase in international sales is primarily attributable to increased revenue in Australia and Europe.

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

Interest Expense

Interest expense on our taxable revenue bond remained constant at $2.5 million in 2005 and 2004. See “Liquidity and Capital Resources” below and Note 6 of Notes to Consolidated Financial Statements for additional information on our revenue bond.

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

Liquidity and Capital Resources

Fifty million dollars of the expansion of Phase III of our corporate headquarters was approved for participation in an incentive program offered by the Alabama State Industrial Development Authority (the “Authority”). Pursuant to the program, on January 13, 1995, the Authority issued $20.0 million of its taxable revenue bonds and loaned the proceeds from the sale of the bonds to ADTRAN. The bonds were originally purchased by AmSouth Bank of Alabama, Birmingham, Alabama, (the “Bank”). Wachovia Bank, N.A., Nashville, Tennessee (formerly First Union National Bank of Tennessee, Nashville, Tennessee) (the “Bondholder”) purchased the original bonds from the Bank and made further advances to the Authority, bringing the total amount outstanding to $50.0 million. The incentive program enables participating companies to generate Alabama corporate income tax credits that can be used to reduce the amount of Alabama corporate income taxes that would otherwise be payable, in exchange for investing capital and creating jobs in Alabama. We cannot be certain that the state of Alabama will continue to make these corporate income tax credits available; therefore, we may not realize the full benefit of these incentives. Through December 31, 2006, the Authority had issued $50.0 million of its taxable revenue bonds pursuant to the incentive program and loaned the proceeds from the sale of the bonds to ADTRAN. We are required to make payments to the Authority in the amounts necessary to pay the principal of, and interest on, the Authority’s Taxable Revenue Bond, Series 1995, as amended, currently outstanding in the aggregate principal amount of $49.5 million. The bond matures on January 1, 2020, and bears interest at the rate of 5% per annum. Included in long-term investments are $49.5 million of restricted funds, which is a collateral deposit against the principal amount of this bond. In conjunction with this program, we are eligible to receive certain economic incentives from the state of Alabama that reduce the amount of payroll withholdings that we are required to remit to the state for those employment positions that qualify under the program.

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

The following table shows dividends paid in each quarter of 2006 and 2005. The Board of Directors presently anticipates that it will declare a regular quarterly dividend so long as the present tax treatment of dividends exists and adequate levels of liquidity are maintained.

Dividends per Common Share

	2006	2005
First Quarter	$0.09	$0.08
Second Quarter	$0.09	$0.08
Third Quarter	$0.09	$0.09
Fourth Quarter	$0.09	$0.09

At December 31, 2006 and 2005, we held $47.7 million and $91.6 million, respectively, of auction rate municipal bonds classified as available-for-sale short-term investments. Our investments in these securities are recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset every seven, 28 or 35 days. Despite the long-term nature of their stated contractual maturities, we have the ability to quickly liquidate these securities. As a result, we had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from these investments. All income generated from these investments was recorded as interest income.

Our working capital, which consists of current assets less current liabilities, decreased 36.2% from $344.3 million as of December 31, 2005 to $219.6 million as of December 31, 2006. The quick ratio, defined as cash, cash equivalents, short-term investments, and net accounts receivable, divided by current liabilities, decreased from 6.53 as of December 31, 2005 to 3.97 as of December 31, 2006. The current ratio, defined as current assets divided by current liabilities, decreased from 7.74 as of December 31, 2005 to 5.43 as of December 31, 2006. These liquidity ratios will fluctuate with increased business growth and as our inventory, accounts receivable and income tax position change. The decreases in each of these ratios from 2005 to 2006 are primarily due to the decrease in cash and short term investments at December 31, 2006. The decrease in cash and short term investments at December 31, 2006 is primarily attributable to our share repurchase program. For the year 2006, we repurchased 7,425,000 shares for a total cost of $170.5 million, as discussed in more detail below.

At December 31, 2006, we had an income tax receivable of $1.4 million primarily related to overpayment of estimated taxes, as a result of retroactive federal research and development tax credits that were passed late in the year. At December 31, 2005, we had an income tax payable of $4.6 million primarily related to current year taxable income. We receive an income tax deduction for the difference between the exercise price of an option and the market price of the underlying common stock upon exercise by employees. We recorded $1.6 million and $8.0 million for the years ended December 31, 2006 and 2005, respectively, as an income tax benefit in connection with non-qualified stock option exercises and disqualifying dispositions of incentive stock options.

At December 31, 2006, cash on hand was $40.1 million and short-term investments were $99.7 million, which placed our short-term liquidity at $139.8 million. At December 31, 2005, our cash on hand of $112.8 million and short-term investments of $154.1 million placed our short-term liquidity at $266.9 million. Short-term investments at December 31, 2005 include $0.9 million related to our deferred compensation plan. The decrease from 2005 to 2006 is primarily attributable to $170.5 million used to repurchase our common stock.

Our long-term investments increased 11.1% from $170.8 million at December 31, 2005 to $189.8 million at December 31, 2006. Long-term investments at December 31, 2006 and 2005 include a restricted balance of $49.5 million and $50.0 million, respectively, related to our revenue bonds, as discussed above. Long-term investments at December 31, 2006 and 2005 also include $2.6 million and $1.5 million, respectively, related to our deferred compensation plan.

Accounts receivable decreased 14.2% from $66.2 million at December 31, 2005 to $56.8 million at December 31, 2006. Quarterly days sales outstanding increased four days from 43 days as of December 31, 2005 to 47 days as of December 31, 2006. Other receivables increased 132.8% from December 31, 2005 to December 31, 2006, primarily resulting from timing and fluctuations of payments from subcontractors. Quarterly inventory turnover decreased from 4.3 turns as of December 31, 2005 to 3.6 turns as of December 31, 2006. Inventory increased 5.7% from December 31, 2005 to December 31, 2006 due to increases in raw materials and delays in carrier spending.

Accounts payable increased 17.9% from $25.7 million at December 31, 2005 to $30.3 million at December 31, 2006. This increase is primarily related to variations of the timing of our payments. Accrued expenses decreased 20.6%, or $1.0 million, from December 31, 2005 to December 31, 2006 primarily due to the decrease in warranty reserves and the settlement of a litigation contingency. Capital expenditures totaled approximately $6.1 million, $8.9 million and $7.2 million for the years ended December 31, 2006, 2005 and 2004, respectively. These expenditures were primarily used to purchase computer hardware and software and manufacturing and test equipment.

On April 29, 2004, we announced that our Board of Directors approved the repurchase of up to 4,000,000 shares of our common stock. During February 2005, we completed this repurchase plan. The total cost of the repurchases under this plan was $90.9 million.

On February 11, 2005, we announced that our Board of Directors approved the repurchase of up to 5,000,000 shares of our common stock. During August 2006, we completed this repurchase plan. The total cost of the repurchases under this plan was $117.7 million.

On July 17, 2006, our Board of Directors approved the repurchase of up to an additional 5,000,000 shares of our common stock. This plan is being implemented through open market purchases from time to time as conditions warrant. During 2006, we purchased 2,711,819 shares at an average price of $21.73 under the new repurchase plan and have the authority to repurchase an additional 2,288,181 shares.

We issued 357,296 shares of treasury stock for $4.4 million during the year ended December 31, 2006 to accommodate employee stock option exercises. We issued 1,413,378 shares of treasury stock for $16.9 million during the year ended December 31, 2005 to accommodate employee stock option exercises. During 2004, we issued 84,794 shares of treasury stock and 357,601 newly issued shares of common stock for $5.6 million to accommodate employee stock option exercises.

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

We have various contractual obligations and commercial commitments. The following table sets forth, in millions, the annual payments we are required to make under contractual cash obligations and other commercial commitments at December 31, 2006.

Contractual Obligations

(In millions)	Total	2007	2008	2009	2010	After 2010
Long-term debt	$49.5	$—	$—	$—	$—	$49.5
Interest on long-term debt	30.0	2.5	2.5	2.5	2.5	20.0
Investment commitments	1.6	—	—	—	0.3	1.3
Operating lease obligations	1.6	0.9	0.4	0.3	—	—
Purchase obligations	39.8	39.8	—	—	—	—

Totals	$122.5	$43.2	$2.9	$2.8	$2.8	$70.8

We are required to make payments necessary to pay the interest on the Taxable Revenue Bond, Series 1995, as amended, currently outstanding in the aggregate principal amount of $49.5 million. The bond matures on January 1, 2020, and bears interest at the rate of 5% per annum. Included in long-term investments are $49.5 million of restricted funds, which is a collateral deposit against the principal amount of this bond.

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

We do not have off-balance sheet financing arrangements and have not engaged in any related party transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources. See Notes 6 and 10 of Notes to Consolidated Financial Statements for additional information on our revenue bond and operating lease obligations, respectively. We have committed to invest up to an aggregate of $7.9 million in two private equity funds, of which $6.3 million has been invested to date. At December 31, 2006, we had outstanding purchase agreements with vendors of approximately $39.8 million to purchase materials and services.

Effect of Recent Accounting Pronouncements

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payments, (SFAS 123R) using the modified prospective transition method. SFAS 123R requires measurement of compensation cost for all stock-based awards at fair value on the grant date and recognition of compensation expense over the requisite service period for awards expected to vest. Prior to the adoption of SFAS 123R, ADTRAN recorded the intrinsic value of stock-based compensation as expense, in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and related interpretations, as allowed under SFAS No. 123, Accounting for Stock-based Compensation Expense (SFAS 123). Under the intrinsic value method, no material amount of stock-based compensation expense had been recorded in our Consolidated Statements of Income prior to January 1, 2006, because the exercise price of our stock options granted equaled the fair market value of the underlying stock at the date of grant.

SFAS 123 allowed us to recognize forfeitures as they occur, while SFAS 123R requires us to estimate future forfeitures and adjust our estimate on a regular basis. As such, we evaluated the need to record a cumulative effect adjustment for estimated forfeitures upon the adoption of SFAS 123R. Because this adjustment only applies to the extent that compensation cost was previously recognized for the unvested awards, no cumulative effect adjustment was recorded upon adoption. SFAS 123R requires cash flows resulting from the tax deductions in excess of the related compensation cost recognized in the financial statements (excess tax benefits) to be classified as financing cash flows. In accordance with SFAS 123R, excess tax benefits recognized in periods after the adoption date have been properly classified as financing cash flows. Excess tax benefits recognized in periods prior to the adoption date are classified as operating cash flows.

In June 2006, the Financial Accounting Standards Board (FASB) ratified the consensus reached by the Emerging Issues Task Force in Issue No. 06-3 (EITF 06-3), How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation). The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing activity between a seller and a customer, and may include, but is not limited to, sales, use, value added, and some excise taxes. EITF 06-3 concluded that the presentation of taxes within its scope on either a gross (included in revenue and cost) or net (excluded from revenues) basis is an accounting policy decision subject to appropriate disclosure. EITF 06-3 is effective for fiscal years beginning after December 15, 2006. We currently present these taxes on a gross basis and will begin the required disclosures of these taxes in fiscal 2007.

In July 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement 109 (FIN 48). FIN 48 clarifies the accounting for uncertain tax positions as described in SFAS No. 109, Accounting for Income Taxes, and requires a company to recognize, in its financial statements, the impact of a tax position only if that position is “more likely than not” of being sustained on an audit basis solely on the technical merit of the position. In addition, FIN 48 requires qualitative and quantitative disclosures including a discussion of reasonably possible changes that might occur in the recognized tax benefits over the next twelve months as well as a roll-forward of all unrecognized tax benefits. FIN 48 is effective for fiscal years beginning after December 15, 2006; we will adopt FIN 48 as of January 1, 2007. We do not expect the adoption of FIN 48 to have a material impact on our consolidated results of operations or financial condition.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), which clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under SFAS 157, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact SFAS 157 might have on our consolidated results of operations and financial condition.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. We applied the provisions of SAB 108 in the fourth quarter of fiscal 2006 and there was no impact on our consolidated results of operations and financial condition.

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

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of ADTRAN are being made only in accordance with authorizations of management and directors of ADTRAN; and

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

Management assessed the effectiveness of ADTRAN’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment and those criteria, management has concluded that ADTRAN maintained effective internal control over financial reporting as of December 31, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Shareholders of ADTRAN, Inc.:

We have completed integrated audits of ADTRAN Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of ADTRAN, Inc. and its subsidiaries at December 31, 2006 and December 31, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation effective January 1, 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Birmingham, Alabama
February 28, 2007

Financial Statements

ADTRAN, INC.

Consolidated Balance Sheets (In thousands, except per share amounts)

December 31, 2006 and 2005

	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$40,147	$112,794
Short-term investments	99,700	154,080
Accounts receivable, less allowance for doubtful accounts of $210 and $349 at December 31, 2006 and 2005, respectively	56,769	66,246
Other receivables	7,481	3,214
Income tax receivable	1,446	—
Inventory, net	53,117	50,266
Prepaid expenses	2,590	2,794
Deferred tax assets	7,915	5,960

Total current assets	269,165	395,354
Property, plant and equipment, net	80,194	85,033
Other assets	534	497
Long-term investments	189,765	170,836

Total assets	$539,658	$651,720

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$30,321	$25,682
Unearned revenue	5,802	4,318
Accrued expenses	3,827	4,820
Accrued payroll	9,579	11,678
Income tax payable	—	4,551

Total current liabilities	49,529	51,049
Deferred tax liabilities	694	4,432
Other non-current liabilities	4,667	4,068
Bonds payable	48,812	50,000

Total liabilities	103,702	109,549

Commitments and contingencies (see Note 10)

Stockholders’ equity

Common stock, par value $0.01 per share; 200,000 shares authorized; 79,652 issued in 2006 and 2005	797	797
Additional paid-in capital	141,541	135,582
Accumulated other comprehensive income	2,696	4,172
Retained earnings	524,136	472,558
Less treasury stock at cost: 10,180 shares at December 31, 2006 and 3,116 shares at December 31, 2005	(233,214)	(70,938)

Total stockholders’ equity	435,956	542,171

Total liabilities and stockholders’ equity	$539,658	$651,720

The accompanying notes are an integral part of these consolidated financial statements.

ADTRAN, INC.

Consolidated Statements of Income (In thousands, except per share amounts)

Years ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Sales	$472,708	$513,215	$454,517
Cost of sales	193,747	209,895	195,182

Gross profit	278,961	303,320	259,335

Selling, general and administrative expenses	103,030	96,411	90,190
Research and development expenses	70,700	62,654	67,384
Operating income	105,231	144,255	101,761

Interest and dividend income	13,493	10,001	7,671
Interest expense	(2,532)	(2,535)	(2,542)
Other income (expense)	954	(59)	1,353
Net realized investment gains	1,379	1,712	1,773

Income before provision for income taxes	118,525	153,374	110,016

Provision for income taxes	40,192	52,224	34,875

Net income	$78,333	$101,150	$75,141

Weighted average shares outstanding – basic	73,451	75,775	78,235
Weighted average shares outstanding assuming dilution (1)	75,197	77,966	80,985

Earnings per common share – basic	$1.07	$1.33	$0.96
Earnings per common share – assuming dilution (1)	$1.04	$1.30	$0.93

(1)	Assumes exercise of dilutive stock options calculated under the treasury method. See Notes 1 and 11 of the Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

ADTRAN, INC.

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss)

(In thousands)

Years ended December 31, 2006, 2005 and 2004

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, December 31, 2003	79,294	$793	$135,814	$347,202	$0	$10,012	$493,821

Net Income				75,141			75,141

Dividend payments				(25,115)			(25,115)

Other comprehensive loss, net of tax:
Change in unrealized gain on marketable securities (net of deferred tax of $1,516)						(2,632)
Reclassification adjustment for amounts included in net income (net of income tax of $1,273)						(2,208)
Unrealized foreign exchange translation (net of deferred tax of $45)						63
Other comprehensive loss, subtotal							(4,777)

Stock options exercised: Various prices per share	358	4	3,465		2,088		5,557
Purchase of treasury stock: 3,323 shares					(80,954)		(80,954)

Income tax benefit from exercise of non- qualified stock options			2,964				2,964

Balance, December 31, 2004	79,652	$797	$142,243	$397,228	$(78,866)	$5,235	$466,637
Net Income				101,150			101,150

Dividend payments				(25,820)			(25,820)

Other comprehensive loss, net of tax:
Change in unrealized gain on marketable securities (net of deferred tax of $617)						861
Reclassification adjustment for amounts included in net income (net of income tax of $752)						(1,302)
Unrealized foreign exchange translation (net of deferred tax of $0)						(622)
Other comprehensive loss, subtotal							(1,063)

Stock options exercised: Various prices per share			(15,064)		32,002		16,938

Purchase of treasury stock: 1,287 shares					(24,074)		(24,074)

Income tax benefit from exercise of non-qualified stock options			7,981				7,981
Accelerated vesting of stock options			422				422

Balance, December 31, 2005	79,652	$797	$135,582	$472,558	$(70,938)	$4,172	$542,171
Net Income				78,333			78,333

Dividend payments				(26,755)			(26,755)

Other comprehensive income (loss), net of tax:
Change in unrealized loss on marketable securities (net of deferred tax of $891)						(1,404)
Reclassification adjustment for amounts included in net income (net of income tax of $470)						(814)
Unrealized foreign exchange translation (net of deferred tax of $0)						742
Other comprehensive loss, subtotal							(1,476)

Stock options exercised: Various prices per share			(3,762)		8,203		4,441

Purchase of treasury stock: 7,425 shares					(170,479)		(170,479)

Income tax benefit from exercise of non-qualified stock options			1,583				1,583
Stock-based compensation expense			8,138				8,138

Balance, December 31, 2006	79,652	$797	$141,541	$524,136	$(233,214)	$2,696	$435,956

ADTRAN issued 357 shares, 1,413 shares and 281 shares of treasury stock, and issued 0 shares, 0 shares and 358 shares of previously un-issued common stock to accommodate employee stock option exercises during 2006, 2005 and 2004, respectively. In 2006 and 2005, ADTRAN received 7 shares and 25 shares, respectively, of shares previously held for at least six months as payment of the exercise price for employee stock options. None of the transactions with respect to these shares were made in the open market. The average price paid per share with respect to these transactions was based on the closing price of the common stock on the NASDAQ Stock Market on the date of the transaction.

The accompanying notes are an integral part of these consolidated financial statements.

ADTRAN, INC.

Consolidated Statements of Cash Flows (In thousands)

Years ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Cash flows from operating activities
Net income	$78,333	$101,150	$75,141
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,827	13,199	15,373
Loss on sale of property, plant and equipment	73	3	65
Gain on sale of long-term investments	(1,379)	(1,712)	(1,773)
Stock-based compensation expense	8,138	422	—
Deferred income taxes	(4,332)	(1,644)	(769)
Tax benefit from exercise of stock options	1,583	7,981	2,964
Excess tax benefit from stock-based compensation arrangements	(973)	—	—
Change in operating assets and liabilities:
Accounts receivable, net	9,477	(2,517)	(11,345)
Other receivables	(4,267)	1,121	2,653
Income tax receivable	(1,446)	2,442	9,144
Inventory, net	(2,185)	(7,950)	(2,341)
Prepaid expenses and other assets	167	(148)	(572)
Accounts payable	4,639	2,826	(1,965)
Accrued expenses and other liabilities	(1,963)	9,259	(752)
Income taxes payable	(4,551)	4,551	—

Net cash provided by operating activities	92,141	128,983	85,823
Cash flows from investing activities
Expenditures for property, plant and equipment	(6,061)	(8,876)	(7,165)
Proceeds from the disposition of property, plant and equipment	—	2	32
Proceeds from sale of available-for-sale investments	326,348	211,288	126,610
Purchases of available-for-sale investments	(293,098)	(242,627)	(146,018)
Proceeds from maturities of held-to-maturity investments	—	—	4,720
Acquisition of business	(400)	—	—

Net cash provided by (used in) investing activities	26,789	(40,213)	(21,821)
Cash flows from financing activities
Proceeds from issuance of common stock	4,441	16,938	5,557
Purchase of treasury stock	(170,479)	(24,074)	(80,954)
Dividend payments	(26,755)	(25,820)	(25,115)
Payments on long-term debt	(500)	—	—
Excess tax benefit from stock-based compensation arrangements	973	—	—

Net cash used in financing activities	(192,320)	(32,956)	(100,512)
Net (decrease) increase in cash and cash equivalents	(73,390)	55,814	(36,510)
Effect of exchange rate changes	743	(622)	64
Cash and cash equivalents, beginning of year	112,794	57,602	94,048

Cash and cash equivalents, end of year	$40,147	$112,794	$57,602

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$2,493	$2,667	$2,542
Cash paid during the year for income taxes	$49,918	$40,311	$25,113

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1—Nature of Business and Summary of Significant Accounting Policies

ADTRAN, Inc. designs, develops, manufactures, markets and services network access solutions for communications networks utilized by providers of telecommunications services (serviced by our Carrier Networks Division), and small and mid-sized businesses and enterprises (serviced by our Enterprise Networks Division). Our solutions enable voice, data, video, and Internet communications across copper, fiber and wireless networks.

Principles of Consolidation

Our consolidated financial statements include ADTRAN and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents represent demand deposits, money market accounts, and short-term investments classified as available for sale (see Note 3) with original maturities of three months or less.

Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the immediate or short-term maturity of these financial instruments. The carrying amount reported for bonds payable approximates fair value.

Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. Investments represent municipal bonds, and marketable equity securities. Variable rate municipal bonds are designed to be marketed as money market instruments. These instruments’ interest rates reset on a short-term basis to maintain the price of the instruments at par. These instruments may be redeemed on the date the interest rate resets. The fair value of short-term investments is estimated based on quoted market prices (see Note 3).

Long-term investments represent a restricted certificate of deposit, municipal bonds, marketable equity securities, and other equity and debt investments. The fair value of the restricted certificate of deposit approximates fair value. Marketable equity securities are reported at market value as determined by the most recently traded price of the securities at the balance sheet date, although the securities may not be readily marketable due to the size of the available market. Unrealized gains and losses, net of tax, are reported as a separate component of stockholders’ equity. Realized gains and losses on sales of securities are computed under the specific identification method and are included in current income. We periodically review our investment portfolio for investments considered to have sustained an other-than-temporary decline in value. Impairment charges for other-than-temporary declines in value are recorded as realized losses in the accompanying consolidated statements of income. All of our investments at December 31, 2006 and 2005 are classified as available-for-sale (see Note 3).

Other Receivables

Other receivables are comprised primarily of accrued interest, amounts due from subcontract manufacturers for product component transfer, and rebates due from vendors.

Inventory

Inventory is carried at the lower of cost or market, with cost being determined using the first-in, first-out method. Standard costs for material, labor and manufacturing overhead are used to value inventory. All standard costs are rolled forward on a monthly basis; therefore, inventory costs approximate actual costs at the end of each reporting period. We establish reserves for estimated excess, obsolete or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value of the inventory based upon assumptions about future demand and market conditions. When we dispose of excess and obsolete inventories, the related write-downs are charged against the inventory reserve.

Property, Plant and Equipment

Property, plant and equipment, which are stated at cost, are depreciated using methods which approximate straight-line depreciation over the estimated useful lives of the assets. We depreciate building and land improvements from five to 39 years, office machinery and equipment from three to seven years and engineering machinery and equipment from three to seven years. Expenditures for repairs and maintenance are charged to expense as incurred. Betterments that materially prolong the lives of the assets are capitalized. The cost of assets retired or otherwise disposed of and the related accumulated depreciation are removed from the accounts, and the gain or loss on such disposition is included in selling, general and administrative expenses in the accompanying consolidated statements of income.

Liability for Warranty

Our products generally include warranties of one to ten years for product defects. We accrue for warranty returns at the cost to repair or replace the defective products at the time revenue is recognized. We engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers. Our products continue to become more complex in both size and functionality as many of our product offerings migrate from line card applications to systems products. These products will require more warranty repairs to be completed at the installed location due to their size and complexity, rather than at a manufacturing site or repair depot. This field service obligation, as well as the increasing complexity of our products, will cause warranty incidences, when they arise, to be more costly. Our estimates regarding future warranty obligations may change due to product failure rates, material usage, and other rework costs incurred in correcting a product failure. In addition, from time to time, specific warranty accruals may be recorded if unforeseen problems arise. Should our actual experience relative to these factors be worse than our estimates, we will be required to record additional warranty expense. Alternatively, if we provide for more reserves than we require, we will reverse a portion of such provisions in future periods. The liability for warranty returns totaled $3.0 million and $4.0 million at December 31, 2006 and 2005 respectively. These liabilities are included in accrued expenses in the accompanying consolidated balance sheets.

Year Ended December 31,	2006	2005
(in thousands)
Balance at beginning of period	$3,972	$1,560
Plus: amounts acquired or charged to cost and expenses	1,097	4,320
Less: deductions	(2,024)	(1,908)

Balance at end of period	$3,045	$3,972

Stock-Based Compensation

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment, (SFAS 123R) using the modified prospective transition method. SFAS 123R requires measurement of compensation cost for all stock-based awards at fair value on the grant date and recognition of compensation expense over the requisite service period for awards expected to vest. Prior to the adoption of SFAS 123R, ADTRAN recorded the intrinsic value of stock-based compensation as expense, in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and related interpretations, as allowed under SFAS No. 123, Accounting for Stock-based Compensation Expense (SFAS 123). Under the intrinsic value method, no material amount of stock-based compensation expense had been recorded in our Consolidated Statements of Income prior to January 1, 2006, because the exercise price of our stock options granted equaled the fair market value of the underlying stock at the date of grant.

SFAS 123 allowed us to recognize forfeitures as they occur, while SFAS 123R requires us to estimate future forfeitures and adjust our estimate on a regular basis. As such, we evaluated the need to record a cumulative effect adjustment for estimated forfeitures upon the adoption of SFAS 123R. Because this adjustment only applies to the extent that compensation cost was previously recognized for the unvested awards, no cumulative effect adjustment was recorded upon adoption. SFAS 123R requires cash flows resulting from the tax deductions in excess of the related compensation cost recognized in the financial statements (excess tax benefits) to be classified as financing cash flows. In accordance with SFAS 123R, excess tax benefits recognized in periods after the adoption date have been properly classified as financing cash flows. Excess tax benefits recognized in periods prior to the adoption date are classified as operating cash flows.

We have two Board and stockholder approved stock option plans from which stock options and other awards are available for grant to employees and directors. All employee and director stock options granted under our stock option plans have an exercise price equal to the fair market value, as defined in the plan, of the underlying common stock on the grant date. There are currently no vesting provisions tied to performance or market conditions for any option; vesting for all outstanding option grants is based only on continued service as an employee of ADTRAN. All of our outstanding stock option awards are classified as equity instruments.

Stock-based compensation expense recognized under SFAS 123R for fiscal 2006 was approximately $8.1 million. As of December 31, 2006, total compensation cost related to unvested stock options not yet recognized was approximately $21.7 million, which is expected to be recognized over the next 2.8 years on a weighted average basis. See Note 2 to the Consolidated Financial Statements for additional information.

Impairment of Long-Lived Assets

We review long-lived assets for impairment under the guidance prescribed by Financial Accounting Standards Board (FASB) SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We evaluate long-lived assets used in operations for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and the undiscounted cash flows estimated to be generated by the asset is less than the asset’s carrying values. An impairment loss would be recognized in the amount by which the recorded value of the asset exceeds the fair value of the asset, measured by the quoted market price of an asset or an estimate based on the best information available in the circumstances. There were no such losses recognized during 2006, 2005 and 2004.

Research and Development Costs

Research and development costs are expensed as incurred and include compensation for engineers and support personnel, outside contracted services, and material costs associated with new product development, the enhancement of current products, and product cost reductions. We continually evaluate new product opportunities and engage in intensive research and product development efforts. Research and development costs totaled $70.7 million, $62.7 million and $67.4 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was $3.0 million, $2.7 million, and $2.9 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Comprehensive Income

Comprehensive income consists of all changes in equity (net assets) during a period from non-owner sources. Items included in comprehensive income include net income, changes in unrealized gains and losses on marketable securities and foreign currency translation adjustments. Comprehensive income is presented in the Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss).

Income Taxes

The provision for income taxes has been determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from the difference between financial and tax bases of our assets and liabilities and are adjusted for changes in tax rates and tax laws when such changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

Foreign Currency

We record transactions denominated in foreign currencies on a monthly basis using exchange rates from throughout the year. Assets and liabilities denominated in foreign currencies are translated at the balance sheet dates using the closing rates of exchange between those foreign currencies and the U.S. dollar with any transaction gains or losses reported in income. Adjustments from translating financial statements of international subsidiaries are recorded in other accumulated comprehensive income or loss.

Revenue Recognition

Revenue is generally recognized upon shipment of the product to the customer in accordance with the terms of the sales agreement, generally FOB shipping point. In the case of consigned inventory, revenue is recognized when the customer assumes the risks and rewards of ownership of the product. When contracts contain multiple elements, contract interpretation is sometimes required to determine the appropriate accounting, including whether the deliverables specified in a multiple element contract should be treated as separate units of accounting for revenue recognition purposes, and, if so, how the price should be allocated among the elements and when to recognize revenue for each element. We record revenue associated with installation services when the installation and all contractual obligations are complete. When contracts include both installation and product sales, the installation is considered as a separate deliverable item. Either the purchaser, ADTRAN, or a third party can perform the installation of our products. Shipping fees are recorded as revenue and the related cost is included in cost of sales. Revenue is recorded net of discounts. Also, revenue is recorded when the product price is fixed and determinable, collection of the resulting receivable is probable, and product returns are reasonably estimable.

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

Unearned Revenue

Unearned revenue primarily represents customer billings on our maintenance service programs and deferred revenues relating to multiple element contracts where we still have contractual obligations. We currently offer one-year, three-year, and five-year maintenance contracts, primarily on Enterprise Networks Division products sold through distribution channels. Revenue attributable to maintenance contracts is recognized ratably on a straight-line basis over the related contract term.

Other Income (Expense)

Other income (expense) includes miscellaneous income or expense, gains or losses on foreign currency transactions, raw material scrap sales, and litigation costs.

Earnings Per Share

Earnings per common share, and earnings per common share assuming dilution, are based on the weighted average number of common shares and, when dilutive, common equivalent shares outstanding during the year (see Note 11).

Dividends

The Board of Directors presently anticipates that it will declare a regular quarterly dividend so long as the current tax treatment of dividends exists and adequate levels of liquidity are maintained. During the year ended December 31, 2006, ADTRAN paid $26.8 million in dividend payments. On January 22, 2007, the Board of Directors declared a quarterly cash dividend of $0.09 per common share to be paid to holders of record at the close of business on February 8, 2007. The ex-dividend date was February 6, 2007 and the payment date was February 22, 2007. The quarterly dividend payment was $6.3 million.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. ADTRAN’s more significant estimates include the allowance for doubtful accounts, obsolete and excess inventory reserves, warranty reserves, rebates, allowance for sales returns, estimated income tax contingencies and the fair value of stock-based compensation. Actual results could differ significantly from those estimates.

Changes in Classifications

Certain changes in classifications have been made to the prior period balances in order to conform to the current period’s presentation.

Recently Issued Accounting Standards

In June 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force in Issue No. 06-3 (EITF 06-3), How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation). The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing activity between a seller and a customer, and may include, but is not limited to, sales, use, value added, and some excise taxes. EITF 06-3 concluded that the presentation of taxes within its scope on either a gross (included in revenue and cost) or net (excluded from revenues) basis is an accounting policy decision subject to appropriate disclosure. EITF 06-3 is effective for fiscal years beginning after December 15, 2006. We currently present these taxes on a gross basis and will begin the required disclosures of these taxes in fiscal 2007.

In July 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement 109 (FIN 48). FIN 48 clarifies the accounting for uncertain tax positions as described in SFAS No. 109, Accounting for Income Taxes, and requires a company to recognize, in its financial statements, the impact of a tax position only if that position is “more likely than not” of being sustained on an audit basis solely on the technical merit of the position. In addition, FIN 48 requires qualitative and quantitative disclosures including a discussion of reasonably possible changes that might occur in the recognized tax benefits over the next twelve months as well as a roll-forward of all unrecognized tax benefits. FIN 48 is effective for fiscal years beginning after December 15, 2006; we will adopt FIN 48 as of January 1, 2007. We do not expect the adoption of FIN 48 to have a material impact on our consolidated results of operations or financial condition.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), which clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under SFAS 157, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for fiscal years beginning after November 15, 2007. ADTRAN is currently evaluating the impact SFAS 157 might have on our consolidated results of operations and financial condition.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. We applied the provisions of SAB 108 in the fourth quarter of fiscal 2006 and there was no impact on our consolidated results of operations and financial condition.

Note 2—Stock Incentive Plans

Stock Option Program Descriptions

Our Board of Directors adopted the 1996 Employees Incentive Stock Option Plan (the “1996 Plan”) effective February 14, 1996, as amended, under which 17.0 million shares of common stock were reserved for issuance to certain employees and officers through incentive stock options and non-qualified stock options. Options granted under the 1996 Plan become exercisable beginning after one year of continued employment, normally pursuant to a four or five-year vesting schedule beginning on the first anniversary of the grant date, and have a ten-year contractual term. The 1996 Plan expired February 14, 2006 and expiration dates of options outstanding at December 31, 2006 under the 1996 Plan range from 2007 to 2016.

On January 23, 2006, the Board of Directors adopted the 2006 Employee Stock Incentive Plan (the “2006 Plan”), which reserves 13.0 million shares of common stock for issuance to certain employees and officers through incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock and restricted stock units. The 2006 Plan was adopted by stockholder approval at our annual meeting of stockholders held on May 9, 2006. Options granted under the 2006 Plan become exercisable beginning after one year of continued employment, normally pursuant to a four-year vesting schedule beginning on the first anniversary of the grant date, and have a ten-year contractual term. Expiration dates of options outstanding at December 31, 2006 under the 2006 Plan are in the year 2016.

Our stockholders approved the 2005 Directors Stock Option Plan (Directors Plan) on May 18, 2005, under which 400 thousand shares of common stock have been reserved. The Directors Plan is a formula plan to provide options to our non-employee directors. Options granted under the Directors Plan normally become exercisable on the first anniversary of the grant date, and have a ten-year contractual term. We currently have options outstanding under the 1995 Directors Stock Option Plan, as amended, which expired October 31, 2005. Expiration dates of options outstanding under both plans at December 31, 2006 range from 2007 to 2016.

The following table is a summary of our stock options outstanding as of December 31, 2006, 2005, and 2004 and the changes that occurred during these years:

(In thousands, except per share amounts)	Number of Options	Weighted Average Exercise Price	Weighted Avg. Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options outstanding, December 31, 2003	7,063	$14.53	6.57	$117,436

Options granted	732	$22.13
Options cancelled/forfeited	(46)	$17.06
Options exercised	(450)	$12.83

Options outstanding, December 31, 2004	7,299	$15.39	5.99	$38,947

Options granted	794	$29.78
Options cancelled/forfeited	(111)	$19.76
Options exercised	(1,439)	$12.29

Options outstanding, December 31, 2005	6,543	$17.76	5.76	$79,865

Options granted	992	$22.78
Options cancelled/forfeited	(152)	$26.64
Options exercised	(364)	$12.61

Options outstanding, December 31, 2006	7,019	$18.58	5.51	$40,896

Options exercisable, December 31, 2006	5,023	$15.91	4.44	$40,490

The following table further describes our stock options outstanding as of December 31, 2006:

(in thousands, except for share amounts)

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding at 12/31/06	Weighted Avg. Remaining Contractual Life in Years	Weighted Average Exercise Price	Options Exercisable at 12/31/06	Weighted Avg. Remaining Contractual Life in Years	Weighted Average Exercise Price
$ 8.69 - $10.50	1,648	4.76	$10.06	1,648	4.76	$10.06
$10.63 - $12.75	1,439	3.40	$12.34	1,439	3.40	$12.34
$13.22 - $22.17	1,562	4.67	$19.50	1,219	4.67	$18.81
$22.53 - $30.04	1,717	8.54	$25.93	221	8.54	$29.83
$31.10 - $37.18	653	6.16	$32.35	496	6.16	$32.37

	7,019			5,023

All of the options above were issued at exercise prices that approximate fair market value at the date of grant. At December 31, 2006, 12.4 million options were available for grant under the shareholder approved plans.

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (the difference between ADTRAN’s closing stock price on the last trading day of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2006. The amount of aggregate intrinsic value will change based on the fair market value of ADTRAN’s stock.

The total pretax intrinsic value of options exercised during 2006 was $5.1 million. The fair value of options vesting during 2006 was $4.7 million.

Stock-Based Compensation

On January 1, 2006, ADTRAN adopted SFAS 123R, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including grants of stock options, based on estimated fair values. SFAS 123R supersedes APB No. 25, which we previously applied, for periods beginning in fiscal 2006. In March 2005, the SEC issued SAB 107 relating to SFAS 123R. We have applied the provisions of SAB 107 in our adoption of SFAS 123R.

ADTRAN adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal 2006 year. Our Consolidated Statements of Income for the twelve months ended December 31, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, our Consolidated Statements of Income for prior periods have not been restated to reflect the impact of SFAS 123R. New awards are valued and accounted for prospectively upon adoption. Prior outstanding stock option awards that were not fully vested as of December 31, 2005 will be recognized as compensation expense in our Consolidated Statements of Income over their remaining requisite service periods based on their previously established fair values.

Prior to the adoption of SFAS 123R, ADTRAN recorded the intrinsic value of stock-based compensation as expense, in accordance with APB No. 25, as allowed under SFAS 123. Under the intrinsic value method, no material amounts of stock-based compensation expense had been recorded in our Consolidated Statements of Income prior to January 1, 2006, other than as related to accelerated vesting at retirement, because the exercise price of the majority of our stock options granted equaled the fair market value of the underlying stock at the date of grant. In our pro forma disclosures required under SFAS 123, we accounted for forfeitures as they occurred.

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest will be recognized as expense over the requisite service periods in our Consolidated Statements of Income. Stock-based compensation expense recognized in our Consolidated Statements of Income for the year ended December 31, 2006 includes compensation expense for stock-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the stock-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Compensation expense for all stock-based payment awards is recognized using the ratable single-option approach. Stock-based compensation expense recognized in our Consolidated Statements of Income for the year ended December 31, 2006 is based on awards ultimately expected to vest; therefore, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. As such, we evaluated the need to record a cumulative effect adjustment for estimated forfeitures upon the adoption of SFAS 123R. Because this adjustment only applies to the extent that compensation cost was previously recognized for the unvested awards, no cumulative effect adjustment was recorded upon adoption.

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

ADTRAN has elected to adopt the alternative transition method, as permitted by FASB Staff Position No. FAS 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, to calculate the tax effects of stock-based compensation pursuant to SFAS 123R for those awards that were outstanding upon adoption of SFAS 123R. The alternative transition method allows the use of simplified methods to calculate the beginning capital-in-excess-of-par pool related to the tax effects of stock-based compensation and to determine the subsequent impact of the tax effects of stock-based compensation awards on the capital-in-excess-of-par pool and the Consolidated Statements of Cash Flows. Prior to the adoption of SFAS 123R, we reported all tax benefits resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123R requires cash flows resulting from the tax deductions in excess of the related compensation cost recognized in the financial statements (“excess tax benefits”) to be classified as financing cash flows. In accordance with SFAS 123R, excess tax benefits recognized in periods after the adoption date have been properly classified as financing cash flows. Excess tax benefits recognized in periods prior to the adoption date are classified as operating cash flows.

Valuation and Expense Information

The following table summarizes stock-based compensation expense related to stock options under SFAS 123R for the year ended December 31, 2006, which was allocated as follows:

December 31, 2006
Stock-based compensation expense included in cost of sales	399

Selling, general and administrative	3,945
Research and development	3,794

Stock-based compensation expense included in operating expenses	7,739

Total stock-based compensation expense	8,138
Tax benefit	(971)

Total stock-based compensation expense, net of tax	$7,167

At December 31, 2006, total compensation cost related to non-vested stock options not yet recognized was approximately $21.7 million, which is expected to be recognized over the next 2.8 years on a weighted average basis.

The fair value of ADTRAN’s options was estimated using the Black-Scholes Model. This model requires the input of assumptions regarding a number of complex and subjective variables that will usually have a significant impact on the fair value estimate. These variables include, but are not limited to, the volatility of our stock price and employee exercise behaviors. The assumptions and variables used for the current period grants were developed based on SFAS 123R and SEC guidance contained in SAB 107. There were no material changes made during 2006 to the methodology used to determine the assumptions.

The weighted-average estimated fair value of stock options granted to employees and directors during the twelve months ended December 31, 2006 was $9.33 per share using the Black-Scholes Model with the following weighted-average assumptions:

2006
Expected volatility	47.40%
Risk-free interest rate	4.58%
Expected dividend yield	1.58%
Expected life (in years)	4.90

We based our estimate of expected volatility for the twelve months ended December 31, 2006 on the sequential historical daily trading data of our common stock for a period equal to the expected life of the options granted. The selection of the historical volatility approach was based on available data indicating our historical volatility is as equally representative of ADTRAN’s future stock price trends as is implied volatility. We have no reason to believe the future volatility of our stock price is likely to differ from its past volatility.

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

Stock-based compensation expense recognized in our Consolidated Statements of Income for the twelve months ended December 31, 2006 is based on options ultimately expected to vest, and has been reduced for estimated forfeitures. These estimates were based upon historical experience. We expect our forfeiture rate to be approximately 2% annually.

Pro Forma Information Under SFAS 123 for Periods Prior to January 1, 2006

Stock-based compensation expense of $0.3 million, net of tax, was recorded in the twelve month period ended December 31, 2005 relating to the accelerated vesting of stock options for retiring personnel.

The table below illustrates the effect on net income and earnings per share as if we had applied the fair-value recognition provisions of SFAS 123 to all of our stock-based compensation awards for periods prior to the adoption of SFAS 123R.

(in thousands, except per share amounts)	2005	2004
Reported net income	$101,150	$75,141

Plus: total stock-based compensation included in the determination of reported net income, net of tax	278	—

Less: total stock-based compensation expense determined under fair value based method for all awards, net of tax	(8,627)	(18,112)

Pro forma net income for calculation of diluted earnings per share	$92,801	$57,029

Earnings per share:
Diluted-as reported	$1.30	$0.93
Diluted-pro forma	$1.19	$0.70

The weighted-average estimated value of stock options granted to employees and directors during the twelve months ended December 31, 2005 and 2004 was $14.21 and $10.81 per share, respectively, using the Black-Scholes Model with the following weighted-average assumptions:

	2005	2004
Expected volatility	55.48%	60.00%
Risk-free interest rate	4.35%	3.34%
Expected dividend yield	1.18%	1.44%
Expected life (in years)	5.00	5.00

Prior to the adoption of SFAS 123R, the expected life and expected volatility of the stock options were based upon historical and other economic data. Forfeitures of stock options were accounted for as they occurred.

Note 3—Investments

We classify our investments as available-for-sale. At December 31, 2006 and 2005, we held the following securities, recorded at either fair value or amortized cost, which approximates fair value.

(In thousands)	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
December 31, 2006
Available-for-sale securities
Restricted investments	$51,857	$202	$—	$52,059
Municipal bonds and fixed income investments	169,694	79	(706)	169,067
Marketable equity securities	13,590	4,091	(130)	17,551
Auction rate securities	47,667	—	—	47,667
Other equity investments	3,121	—	—	3,121

Total available-for-sale securities	$285,929	$4,372	$(836)	$289,465

December 31, 2005
Available-for-sale securities
Restricted investments	$52,248	$165	$—	$52,413
Municipal bonds and fixed income mutual funds	159,023	26	(1,343)	157,706
Marketable equity securities	12,385	8,373	(179)	20,579
Auction rate securities	91,584	—	—	91,584
Other equity securities	2,634	—	—	2,634

Total available-for-sale securities	$317,874	$8,564	$(1,522)	$324,916

Restricted investments at December 31, 2006 include $49.5 million invested in a restricted certificate of deposit and $2.6 million of deferred compensation plan assets. Restricted investments at December 31, 2005 consist of $50.0 million invested in a restricted certificate of deposit and $2.4 million of deferred compensation plan assets.

At December 31, 2006 and 2005, we held $47.7 million and $91.6 million, respectively, of auction rate municipal bonds classified as available-for-sale short-term investments. Our investments in these securities are recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset every seven, 28, or 35 days. Despite the long-term nature of their stated contractual maturities, we generally have the ability to quickly liquidate these securities. As a result, we had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from these investments. All income generated from these investments was recorded as interest income.

We review our investment portfolio for potential “other-than-temporary” declines in value on an individual investment basis. We assess, on a quarterly basis, significant declines in value which may be considered other-than-temporary and, if necessary, recognize and record the appropriate charge to write-down the carrying value of such investments. In making this assessment, we take into consideration qualitative and quantitative information, including but not limited to the following: the magnitude and duration of historical decline in market prices, credit rating activity, assessments of liquidity, public filings, and statements made by the issuer. We generally begin our identification of potential other-than-temporary impairments by reviewing any security with a market value that has declined from its original or adjusted cost basis by 25% for more than six months. We then evaluate the individual security based on the previously identified factors to determine the amount of the write-down, if any. The year ended December 31, 2006 included charges of $0.1 million related to the impairment of certain publicly traded equity securities. There were no such charges in 2005 or 2004.

Gross realized gains on the sale of securities were approximately $1.4 million, $1.9 million and $3.8 million for the years ended December 31, 2006, 2005 and 2004, respectively. Gross realized losses on the sale of securities were approximately $0.1 million, $0.4 million and $2.0 million for the years ended December 31, 2006, 2005 and 2004, respectively. As of December 31, 2006 and 2005, we had net unrealized gains on our investments of $3.5 million and $7.0 million, respectively. As of December 31, 2006 and 2005, we had $0.7 million and $0.9 million, respectively of unrealized losses with durations greater than 12 months. The fair values of investments with unrealized losses were $134.5 million and $134.1 million at December 31, 2006 and 2005, respectively.

We also invest in privately held companies and private equity funds and record these investments at cost or impaired cost. As of December 31, 2006 and 2005, we had $3.1 million and $2.6 million, respectively, of investments carried at cost or impaired cost. These investments are included in long-term investments in the accompanying Consolidated Balance Sheets. We review these investments periodically in order to determine if circumstances (both financial and non-financial) exist that indicate that we will not recover our initial investment. Impairment charges are recorded on investments having a cost basis that is greater than the value that we would reasonably expect to receive in an arm’s length sale of the investment. During 2006, 2005 and 2004, we recognized gross losses of $0, $0 and $0.1 million, respectively, on cost basis investments.

During the year ended December 31, 2004, we received $1.0 million for investments that were classified as held-to-maturity and had previously been written down to $0.3 million. These transactions resulted in a net realized gain of $0.7 million and were the result of the sale of our investment in a private company.

We have committed to invest an aggregate of up to $7.9 million in two private equity funds, of which $6.3 million has been invested to date. The duration of each of these commitments is ten years, with remaining commitments of $0.3 million expiring in 2010 and $1.3 million expiring in 2012. This investment is included in our total available-for-sale investments and is classified in long-term investments in the accompanying Consolidated Balance Sheets.

Note 4—Inventory

At December 31, 2006 and 2005, inventory was comprised of the following:

(in thousands)	2006	2005
Raw materials	$30,136	$26,504
Work in process	4,870	4,056
Finished goods	25,153	25,006
Inventory reserve	(7,042)	(5,300)

Total	$53,117	$50,266

Note 5—Property, Plant and Equipment

At December 31, 2006 and 2005, property, plant and equipment was comprised of the following:

(In thousands)	2006	2005
Land	$4,263	$4,263
Land improvements	11,757	11,757
Building	68,554	68,554
Furniture and fixtures	15,525	15,326
Computer hardware and software	50,565	48,294
Engineering and other equipment	66,444	63,131

Total Property, Plant and Equipment	217,108	211,325
Less accumulated depreciation	(136,914)	(126,292)

Total Property, Plant and Equipment (net)	$80,194	$85,033

Depreciation expense was $10.8 million, $13.2 million and $15.4 million in 2006, 2005 and 2004, respectively.

Note 6—Alabama State Industrial Development Authority Financing and Economic Incentives

In conjunction with an expansion of our Huntsville, Alabama, facility, we were approved for participation in an incentive program offered by the State of Alabama Industrial Development Authority (the “Authority”). Pursuant to the program, on January 13, 1995, the Authority issued $20.0 million of its taxable revenue bonds and loaned the proceeds from the sale of the bonds to ADTRAN. The bonds were originally purchased by AmSouth Bank of Alabama, Birmingham, Alabama (the “Bank”). Wachovia Bank, N.A., Nashville, Tennessee (formerly First Union National Bank of Tennessee) (the “Bondholder”), purchased the original bonds from the Bank and made further advances to the Authority, bringing the total amount outstanding to $50.0 million. An Amended and Restated Taxable Revenue Bond (“Amended and Restated Bond”) was issued and the original financing agreement was amended. The Amended and Restated Bond bears interest, payable monthly. The interest rate is 5%. The Amended and Restated Bond matures on

January 1, 2020. The estimated market value of the bond at December 31, 2006 was approximately $47.5 million. We are required to make payments to the Authority in amounts necessary to pay the principal of and interest on the Amended and Restated Bond. Included in long-term investments is $49.5 million which is invested in a restricted certificate of deposit. These funds serve as collateral deposit against the principal of this bond. In conjunction with this program, we are eligible to receive certain economic incentives from the state of Alabama that reduce the amount of payroll withholdings that we are required to remit to the state for those employment positions that qualify under the program. Our economic incentives realized for the years ended December 31, 2006, 2005 and 2004 were $1.4 million, $1.4 million and $1.3 million, respectively.

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

Note 7—Income Taxes

A summary of the components of the provision for income taxes as of December 31, 2006, 2005 and 2004 is as follows:

(In thousands)	2006	2005	2004
Current
Federal	$40,121	$48,520	$30,750
State	4,403	5,348	4,894

Total current	44,524	53,868	35,644
Deferred tax provision	(4,332)	(1,644)	(769)

Total provision for income taxes	$40,192	$52,224	$34,875

The effective income tax rate differs from the federal statutory rate due to the following:

	2006	2005	2004
Tax provision computed at the federal statutory rate (35% in 2006, 2005 and 2004)	35.00%	35.00%	35.00%
State income tax provision, net of federal benefit	3.58%	3.24%	4.04%
Federal research credits	(1.39)%	(1.46)%	(4.53)%
Tax-exempt income	(2.79)%	(1.46)%	(1.18)%
State tax incentives	(1.14)%	(0.93)%	(1.15)%
Stock-based compensation	1.58%	0.0%	0.0%
Extra-territorial income	(0.43)%	(0.35)%	(0.60)%
Domestic production activity deduction	(0.53)%	(0.50)%	0.00%
Other, net	0.03%	0.51%	0.12%

Effective tax rate	33.91%	34.05%	31.70%

Deferred income taxes on the balance sheet result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The principal components of our current and non-current deferred taxes are as follows:

(in thousands)	2006	2005
Current deferred tax assets
Accounts receivable	$78	$132
Inventory	4,467	3,581
Accrued expenses	3,370	2,247

Total current deferred tax assets	7,915	5,960
Non current deferred tax assets
Accrued expenses	100	112
Deferred compensation	735	786
Stock-based compensation	1,092	—
State research credits	1,187	734
Valuation allowance	(1,187)	(734)

Total non current deferred tax assets	1,927	898

Total deferred tax assets	$9,842	$6,858

Non current deferred tax liabilities
Accumulated depreciation	$(1,941)	$(3,250)
Investments	(680)	(2,017)
Deferred compensation	—	(63)

Total non current deferred tax liabilities	$(2,621)	$(5,330)

Net deferred tax assets	$7,221	$1,528

We have state research tax credit carry-forwards of $1.2 million which will expire between 2016 and 2020. In accordance with SFAS No. 109, Accounting for Income Taxes, we believe it is more likely than not that we will not realize the benefits of our deferred tax asset arising from these credits, and accordingly, have provided a valuation allowance. We do not provide for U.S. income tax on undistributed earnings of our foreign operations, whose earnings are intended to be permanently reinvested. For years ended December 31, 2006, 2005 and 2004, foreign profits before income taxes were not material.

During 2004, we settled prior year state tax contingencies, resulting in an additional $1.0 million of state tax expense. We also realized additional research and development credits from prior years in the year ending December 31, 2004. During 2006, we recorded an income tax benefit of $1.6 million as an adjustment to equity in accordance with SFAS 123R. During 2005 and 2004, we recorded an income tax benefit of $8.0 million and $3.0 million, respectively, as an adjustment to equity in accordance with APB 25. This benefit is calculated on the difference between the exercise price of stock option exercises and the market price of the underlying common stock upon exercise. For the year ended December 31, 2006, approximately 86% of the income tax benefit relates to disqualifying dispositions of incentive stock options and 14% relates to non-qualified stock options.

Note 8—Employee Benefit Plans

401(k) Savings Plan

We maintain the ADTRAN, Inc. 401(k) Retirement Plan (the “Savings Plan”) for the benefit of eligible employees. The Savings Plan is intended to qualify under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”), and is intended to be a “safe harbor” 401(k) plan under Code Section 401(k)(12). The Savings Plan allows employees to save for retirement by contributing part of their compensation to the plan on a tax-deferred basis. The plan also requires us to contribute a “safe harbor” amount each year equal to 3% of compensation for eligible employees who have completed a year of service by the end of the year. In calculating our contribution, we only use compensation up to the statutory maximum under the Code ($220,000 for 2006). All contributions under the Savings Plan are 100% vested. Charges to operations for employer contributions and plan administration for the Savings Plan amounted to approximately $3.3 million, $2.8 million and $2.7 million in 2006, 2005 and 2004, respectively.

Deferred Compensation Plan

We maintain the ADTRAN, Inc. Deferred Compensation Plan (“Deferred Compensation Plan”). This plan is offered as a supplement to our tax-qualified 401(k) plan and is available to our officers who have been duly elected by our Board of Directors. The deferred compensation plan allows participants to defer all or a portion of their salaries and annual bonuses, and permits us to make matching contributions on a discretionary basis, without the limitations that apply to the 401(k) plan. To date, we have not made any matching contributions under this plan. All contributions are unfunded and are credited to bookkeeping accounts for the participants. However, we have set aside assets in a rabbi trust (“Trust”) to help us pay the benefits under this plan. The Trust assets are subject to the claims of our creditors in the event of bankruptcy or insolvency. The assets of the Trust are invested in pre-approved mutual funds as directed by each participant, and the participant’s account is credited with the earnings and losses attributable to those investments. None of the Trust assets are invested in shares of ADTRAN common stock. Benefits are usually distributed after termination of employment, or at age 65 if elected by the participant, in a single lump sum cash payment. We account for the Deferred Compensation Plan in accordance with EITF Abstract 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested.

Assets of the Trust are invested in mutual funds that cover an investment spectrum ranging from equities to money market instruments. These mutual funds are publicly quoted and reported at market value. We account for these investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The market value of the assets held by the Trust and the amounts payable to the plan participants are as follows:

(In thousands)	2006	2005
Market Value of Plan Assets
Short-term Investments	$—	$958
Long-term Investments	2,559	1,455

Total Market Value of Plan Assets	$2,559	$2,413

Amounts Payable to Plan Participants
Current Liabilities	$—	$958
Non-current Liabilities	2,559	1,455

Total Amounts Payable to Plan Participants	$2,559	$2,413

In accordance with EITF 97-14, increases or decreases in the market value of the plan assets have been included as other income in the accompanying 2006 Consolidated Statement of Income. Increases or decreases in the market value of the deferred compensation liability are included as selling, general and administrative expense in the accompanying 2006 and 2005 Consolidated Statement of Income. Based on the changes in the total market value of the Trust’s assets, we recorded deferred compensation adjustments in 2006 and 2005 of $.3 million and $0.2 million, respectively.

Retiree Medical Coverage

We provide medical, dental and prescription drug coverage to two retired former officers and their spouses, for life, on the same terms as provided to our active officers. In addition, upon the death of the former officers, their spouses will be eligible to continue coverage for up to 30 years. This liability totaled $147 thousand and $125 thousand at December 31, 2006 and 2005, respectively.

Note 9—Segment Information and Major Customers

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

The following table presents information about the reported sales and gross profit of our reportable segments for each of the years ended December 31, 2006, 2005 and 2004 reconciled to net income. Asset information by reportable segment is not reported, since we do not produce such information internally.

Sales by Market Segment

(In thousands)	2006		2005		2004
	Sales	Gross Profit	Sales	Gross Profit	Sales	Gross Profit
Carrier Networks	$356,606	$208,549	$386,051	$225,781	$323,333	$180,504
Enterprise Networks	116,102	70,412	127,164	77,539	131,184	78,831

	$472,708	$278,961	$513,215	$303,320	$454,517	$259,335

Sales by Product

The Digital Business Transport (DBT)/Total Reach category is comprised of revenue from ISDN and DDS transport and connectivity products sold to carrier and enterprise customers. The High-bit-rate Digital Subscriber Line (HDSL)/T1 category is comprised of revenue from HDSL-related carrier products and T1/E1/T3 CSU/DSU enterprise products. The Systems category includes our three primary growth areas , which consist of broadband access, optical access and internetworking product lines. The Systems category also includes revenue from Total Access narrow-band products, M13 multiplexers and integrated access devices. The following information presents sales by product category for the years ended December 31, 2006, 2005 and 2004:

(In thousands)	2006	2005	2004
DBT / Total Reach	$10,054	$11,831	$22,023
HDSL / T1	199,475	225,381	215,479
Systems	263,179	276,003	217,015

Total	$472,708	$513,215	$454,517

Sales by Geographic Region

The following is sales information by geographic area for the years ended December 31, 2006, 2005 and 2004:

(In thousands)	2006	2005	2004
United States	$440,757	$455,065	$423,913
International	31,951	58,150	30,604

Total	$472,708	$513,215	$454,517

In January 2007, we announced we would begin reporting new product categories in order to increase transparency in major product areas. The new product categories to be reported will be:

•	Loop Access

•	Carrier Systems

•	Business Networking.

Loop Access products are used by carrier and enterprise customers for access to today’s copper-based telecommunications network. Loop Access will be comprised of DDS and ISDN Total reach products, HDSL products including TA 3000 based HSDL and TDM-SHDSL products, T1/E1/ T3 CSUs/DSUs, and Tracer fixed wireless products.

Carrier Systems products are used by carrier customers for increasing bandwidth and for delivery of carrier services to consumers and enterprises. Carrier Systems will be comprised of all broadband access products, including DSLAM products and Total Access 5000 products. This category will also include optical access products, narrowband access platforms, 303 concentrator products, M13 multiplexer products, and wireless backhaul grooming products.

Business Networking products provide enterprises access to today’s telecommunication networks and facilitate networking capabilities for voice and data. Business Networking will be comprised of integrated access devices, and Internetworking products. Internetworking products will be comprised of IP access routers, Ethernet switches, IP PBX products, and multi-service access Gateways.

Additionally, we will provide sub-categories of product revenues for broadband access and optical access products (included in Carrier Systems) and Internetworking products (included in Business Networking) to provide greater transparency of our primary growth areas. Also, we will provide HDSL revenues (included in Loop Access) as a sub-category.

Single customers comprising more than 10% of our revenue in 2006 include AT&T Inc. (formerly SBC Communications, Inc.; now includes AT&T Inc. and BellSouth) at 24%, Embarq Corporation (formerly Sprint Corporation) at 13% and Verizon Communications, Inc. at 13%. Single customers comprising more than 10% of our revenue in 2005 include AT&T Inc. (formerly SBC Communications, Inc. and AT&T Inc.) at 20%, Sprint Corporation at 14% and Verizon Communications, Inc. at 11%. Single customers comprising more than 10% of our revenue in 2004 included AT&T Inc. at 21%, Sprint Corporation at 15% and Verizon Communications, Inc. at 12%. No other customer accounted for 10% or more of our sales in 2006, 2005, or 2004.

Sales of network access equipment to incumbent local exchange carriers (ILECs) and major independent telecommunications companies amounted to approximately 56%, 56% and 58% of total sales during the years ended December 31, 2006, 2005 and 2004, respectively. Our Enterprise Networks Division sells a significant portion of products to value-added resellers through a multi-tier distribution system. Our total sales of this type amounted to 31%, 26% and 26% of our revenue for each of the years ended December 31, 2006, 2005 and 2004, respectively, and were routed through four primary fulfillment distributors.

As of December 31, 2006, long-lived assets, net totaled $80.2 million, which includes $80.1 million held in the United States and $0.1 million held outside the United States. As of December 31, 2005, long-lived assets, net, totaled $85.0 million, which includes $84.9 million held in the United States and $0.1 million held outside the United States.

Note 10—Commitments and Contingencies

We have certain contingent liabilities from time to time from litigation for employment or other matters arising in the normal course of business. Although the outcome of any litigation can never be certain, it is our opinion that the outcome of such contingencies will not materially affect our business, operations, financial condition or cash flows.

We lease office space and equipment under operating leases which expire at various dates through 2009. As of December 31, 2006, future minimum rental payments under non-cancelable operating leases with original maturities of greater than 12 months are approximately as follows:

(In thousands)
2007	$902
2008	442
2009	252

Total	$1,596

Rental expense was approximately $1.0 million, $1.0 million and $1.5 million in 2006, 2005 and 2004, respectively.

Note 11—Earnings Per Share

A summary of the calculation of basic and diluted earnings per share (EPS) for the years ended December 31, 2006, 2005 and 2004 is as follows:

	Year Ended
	2006	2005	2004
Numerator
Net Income	$78,333	$101,150	$75,141

Denominator
Weighted average number of shares—basic	73,451	75,775	78,235
Effect of dilutive securities – stock options	1,746	2,191	2,750

Weighted average number of shares- diluted	75,197	77,966	80,985

Net income per share—basic	$1.07	$1.33	$0.96
Net income per share—diluted	$1.04	$1.30	$0.93

The following options were outstanding during the respective years shown below, but were not included in the computation of that year’s diluted EPS because the options’ exercise prices were greater than the average market price of the common shares shown below, therefore making them anti-dilutive under the treasury method.

Anti-Dilutive Options Outstanding

(In thousands, except per share amounts)

2006			2005			2004
Options Granted	Exercise Price	Expiration Date	Options Granted	Exercise Price	Expiration Date	Options Granted	Exercise Price	Expiration Date
25	$24.78-$34.91	2010	2	$32.88	2006	2	$32.88	2006
626	$28.18-$36.64	2013	27	$24.78-$34.91	2010	26	$34.91	2010
6	$29.67-$37.18	2014	670	$28.18-$36.64	2013	702	$28.18-$36.64	2013
757	$25.36-$30.04	2015	6	$29.67-$37.18	2014	7	$29.50-$37.18	2014
53	$26.06-$31.43	2016	783	$25.36-$30.04	2015

Note 12—Summarized Quarterly Financial Data (Unaudited)

The following table presents unaudited quarterly operating results for each of our last eight fiscal quarters. This information has been prepared on a basis consistent with our audited financial statements and includes all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the data.

Unaudited Quarterly Operating Results

(In thousands, except for per share amounts)

Three Months Ended	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Net sales	$108,648	$122,296	$132,650	$109,114
Gross profit	$64,508	$72,431	$78,635	$63,387
Operating income	$21,976	$28,518	$34,277	$20,460
Net income	$16,255	$20,814	$24,208	$17,056
Earnings per common share assuming dilution (1)	$0.21	$0.27	$0.33	$0.24
Earnings per common share	$0.21	$0.28	$0.34	$0.24

Three Months Ended	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Net sales	$104,577	$118,873	$149,170	$140,595
Gross profit	$60,228	$69,546	$89,314	$84,232
Operating income	$20,936	$28,882	$49,216	$45,221
Net income	$15,220	$20,719	$33,015	$32,196
Earnings per common share assuming dilution (1)	$0.20	$0.27	$0.42	$0.41
Earnings per common share	$0.20	$0.28	$0.44	$0.41

(1)	Assumes exercise of dilutive stock options calculated under the treasury method.

Note 13—Related Party Transactions

We employ the law firm of our director emeritus for legal services. All bills for services rendered by this firm are reviewed and approved by our chief financial officer. We believe that the fees for such services are reasonable and comparable to those charged by other firms for services rendered to us. We paid $121 during each of the years ended December 31, 2006, 2005 and 2004 for these legal services.

Note 14—Subsequent Events

On January 22, 2007, the board declared a quarterly cash dividend of $0.09 per common share to be paid to stockholders of record at the close of business on February 8, 2007. The quarterly dividend payment was $6.3 million and was paid on February 22, 2007.

On January 26, 2007, Steven L. Harvey informed ADTRAN that he was resigning, effective immediately, as Vice President of Enterprise Networks and Competitive Service Provider Sales to pursue other interests.

On January 29, 2007, ADTRAN announced that Danny J. Windham, President, Chief Operating Officer and secretary of ADTRAN, would be resigning effective February 12, 2007 to become the Chief Executive Officer of Digium, Inc. Mr. Windham also resigned from ADTRAN’s Board of Directors effective February 12, 2007.

On February 23, 2007, the Board elected James E. Matthews as Secretary of ADTRAN, Inc., and to the Board of Directors to fill the vacancy left by Mr. Windham’s departure.

During the first quarter of 2007, ADTRAN repurchased 562,865 shares of our common stock through open market purchases at an average cost of $22.31 per shared and has the authority to repurchase an additional 1,725,316 shares under the 2006 repurchase plan.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to nominees for director of ADTRAN and compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the captions “Proposal 1–Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance,” respectively, in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 9, 2006. Such information is incorporated herein by reference. The definitive Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2005. Information relating to the executive officers of ADTRAN, pursuant to Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K, is set forth at Part I, Item 4A of this report under the caption “Executive Officers of the Registrant.” This information is incorporated herein by reference.

Code of Ethics

We have adopted the ADTRAN, Inc. Code of Business Conduct and Ethics, which applies to all employees, officers and directors of ADTRAN. The Code of Business Conduct and Ethics meets the requirements of a “code of ethics” as defined by Item 406 of Regulation S-K, and applies to our Chief Executive Officer, Chief Financial Officer (who is both our principal financial and principal accounting officer), as well as all other employees, as indicated above. The Code of Business Conduct and Ethics also meets the requirements of a code of conduct under Nasdaq listing standards. The Code of Business Conduct and Ethics is posted on our website at www.adtran.com under the links “Investor Relations – Corporate Governance—ADTRAN Code of Business Conduct and Ethics.” We intend to disclose any amendments to the Code of Business Conduct and Ethics, as well as any waivers for executive officers or directors, on our website at www.adtran.com.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this Item 11 relating to executive compensation and other matters is set forth under the captions “Executive Compensation,” “Director Compensation” and “Corporate Governance” in the Proxy Statement referred to in Item 10. This information is incorporated herein by reference.

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information relating to existing or proposed relationships or transactions between ADTRAN and any affiliate of ADTRAN is set forth under the captions “Certain Relationships and Related Transactions” and “Corporate Governance” in the Proxy Statement referred to in Item 10. This information is incorporated herein by reference.

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

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Changes in Stockholders’ Equity and Other Comprehensive Income (Loss) for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

2.	Consolidated Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts

3.	Exhibits

The following exhibits are filed with or incorporated by reference in this report. Where such filing is made by incorporation by reference to a previously filed registration statement or report, such registration statement or report is identified in parentheses. We will furnish any exhibit upon request to: ADTRAN, Inc., Attn: Investor Relations, P.O. Box 140000, 901 Explorer Boulevard, Huntsville, Alabama 35806. There is a charge of $0.50 per page to cover expenses for copying and mailing.

Exhibit Number	Description
3.1	Certificate of Incorporation, as amended (Exhibit 3.1 to ADTRAN’s Registration Statement on Form S-1, No. 33-81062 (the “Form S-1 Registration Statement”)).

3.2	Bylaws, as amended (Exhibit 3.2 to ADTRAN’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.1	Documents relative to the $50,000,000 Taxable Revenue Bond, Series 1995 (ADTRAN, Inc. Project) issued by the Alabama State Industrial Development Authority, consisting of the following:

	(a)	First Amended and Restated Financing Agreement dated April 25, 1997, among the State Industrial Development Authority, a public corporation organized under the laws of the State of Alabama (the “Authority”), ADTRAN and First Union National Bank of Tennessee, a national banking corporation (the “Bondholder”) (Exhibit 10.1(a) to ADTRAN’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (the “1997 Form 10-Q”)).

	(b)	First Amended and Restated Loan Agreement dated April 25, 1997, between the Authority and ADTRAN (Exhibit 10.1(b) to the 1997 Form 10-Q).

	(c)	First Amended and Restated Specimen Taxable Revenue Bond, Series 1995 (ADTRAN, Inc. Project) (Exhibit 10.1(c) to the 1997 Form 10-Q).

	(d)	First Amended and Restated Specimen Note from ADTRAN to the Bondholder, dated April 25, 1997 (Exhibit 10.1(d) to the 1997 Form 10-Q).

	(e)	Amended and Restated Investment Agreement dated January 3, 2002 between ADTRAN and First Union National Bank (successor-in-interest to First Union National Bank of Tennessee (the “Successor Bondholder”)) (Exhibit 10.1(e) to ADTRAN’s Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 Form 10-K”)).

	(f)	Resolution of the Authority authorizing the amendment of certain documents, dated April 25, 1997, relating to the $50,000,000 Taxable Revenue Bond, Series 1995 (ADTRAN, Inc. Project) (Exhibit 10.1(f) to the 1997 Form 10-Q).

	(g)	Resolution of ADTRAN authorizing the First Amended and Restated Financing Agreement, the First Amended and Restated Loan Agreement, the First Amended and Restated Note, and the Investment Agreement (Exhibit 10.1(g) to the 1997 Form 10-Q).

	(h)	Amendment to First Amended and Restated Financing Agreement and First Amended and Restated Loan Agreement dated January 3, 2002 between ADTRAN and the Successor Bondholder (Exhibit 10.1(h) to the 2002 Form 10-K).

10.2		Tax Indemnification Agreement dated July 1, 1994 by and among ADTRAN and the stockholders of ADTRAN prior to ADTRAN’s initial public offering of Common Stock (Exhibit 10.5 to the 1994 Form 10-K).

Exhibit Number	Description
10.3	Management Contracts and Compensation Plans:

	(a)	Amended and Restated 1996 Employees Incentive Stock Option Plan, as amended by the First, Second and Third Amendments thereto (Exhibit 10.3(a) to the 2002 Form 10-K).

	(b)	Amended and Restated 1995 Directors Stock Option Plan, as amended by the First and Second Amendments thereto (Exhibit 10.3(b) to the 2002 Form 10-K).

	(c)	Third Amendment to the Amended and Restated 1995 Directors Stock Option Plan (Exhibit 10.3(c) to ADTRAN’s Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 Form 10-K”)).

	(d)	ADTRAN, Inc. Deferred Compensation Plan (Exhibit 10.3(f) to the 2002 Form 10-K).

	(e)	First Amendment to the ADTRAN, Inc. Deferred Compensation Plan (Exhibit 10.3(g) to the 2002 Form 10-K).

	(f)	ADTRAN, Inc. Management Incentive Bonus Plan (Exhibit 10.1 to ADTRAN’s Form 8-K on February 3, 2006).

	(g)	ADTRAN, Inc. 2006 Employee Stock Incentive Plan (Exhibit 4.1 to ADTRAN’s Registration Statement on Form S-8 (File No. 333-133927) filed on May 9, 2006).

	(h)	Form of Nonqualified Stock Option Agreement under the 2006 Employee Stock Incentive Plan (Exhibit 10.1 to ADTRAN’s Form 8-K filed June 8, 2006).

	(i)	Form of Incentive Stock Option Agreement under the 2006 Employee Stock Incentive Plan (Exhibit 10.2 to ADTRAN’s Form 8-K filed June 8, 2006).

	(j)	ADTRAN, Inc. 2005 Directors Stock Option Plan (Exhibit 10.1 to ADTRAN’s Form 8-K filed on May 20, 2005).

	(k)	Summary of Non-Employee Director Compensation.*

*21	Subsidiaries of ADTRAN.

*23	Consent of PricewaterhouseCoopers LLP.

*24	Powers of Attorney.

*31	Rule 13a-14(a)/15d-14(a) Certifications.

*32	Section 1350 Certifications.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2007.

ADTRAN, Inc.
(Registrant)

By:	/s/ James E. Matthews
James E. Matthews
Senior Vice President – Finance,
Chief Financial Officer, Treasurer, Secretary and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 28, 2007.

Signature	Title

/s/ Mark C. Smith*	Chairman of the Board
Mark C. Smith

/s/ Thomas R. Stanton	Chief Executive Officer and Director
Thomas R. Stanton

/s/ James E. Matthews	Senior Vice President-Finance,
James E. Matthews	Chief Financial Officer, Treasurer, Secretary and Director

/s/ W. Frank Blount*	Director
W. Frank Blount

/s/ William L. Marks*	Director
William L. Marks

/s/ Roy J. Nichols*	Director
Roy J. Nichols

/s/ H. Fenwick Huss *	Director
H. Fenwick Huss

*By:	/s/ James E. Matthews
James E. Matthews as Attorney in Fact

ADTRAN, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C	Column D	Column E

(In thousands)	Balance at Beginning of Period	Charged (Credited) to Costs & Expenses	Deductions	Balance at End of Period
Year ended December 31, 2006
Allowance for Doubtful Accounts	$349	6	145	$210
Inventory Reserve	$5,300	4,282	2,540	$7,042
Warranty Liability	$3,972	1,097	2,024	$3,045
Deferred Tax Asset Valuation Allowance	$734	453	—	$1,187

Year ended December 31, 2005
Allowance for Doubtful Accounts	$361	—	12	$349
Inventory Reserve	$4,819	3,960	3,479	$5,300
Warranty Liability	$1,560	4,320	1,908	$3,972
Deferred Tax Asset Valuation Allowance	$556	178	—	$734

Year ended December 31, 2004
Allowance for Doubtful Accounts	$1,746	743	2,128	$361
Inventory Reserve	$3,102	6,461	4,744	$4,819
Warranty Liability	$1,541	2,054	2,035	$1,560
Deferred Tax Asset Valuation Allowance	$441	115	—	$556

ADTRAN, INC.

INDEX OF EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation, as amended (Exhibit 3.1 to ADTRAN’s Registration Statement on Form S-1, No. 33-81062 (the “Form S-1 Registration Statement”)).

3.2	Bylaws, as amended (Exhibit 3.2 to ADTRAN’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.1	Documents relative to the $50,000,000 Taxable Revenue Bond, Series 1995 (ADTRAN, Inc. Project) issued by the Alabama State Industrial Development Authority, consisting of the following:

	(a)	First Amended and Restated Financing Agreement dated April 25, 1997, among the State Industrial Development Authority, a public corporation organized under the laws of the State of Alabama (the “Authority”), ADTRAN and First Union National Bank of Tennessee, a national banking corporation (the “Bondholder”) (Exhibit 10.1(a) to ADTRAN’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (the “1997 Form 10-Q”)).

	(b)	First Amended and Restated Loan Agreement dated April 25, 1997, between the Authority and ADTRAN (Exhibit 10.1(b) to the 1997 Form 10-Q).

	(c)	First Amended and Restated Specimen Taxable Revenue Bond, Series 1995 (ADTRAN, Inc. Project) (Exhibit 10.1(c) to the 1997 Form 10-Q).

	(d)	First Amended and Restated Specimen Note from ADTRAN to the Bondholder, dated April 25, 1997 (Exhibit 10.1(d) to the 1997 Form 10-Q).

	(e)	Amended and Restated Investment Agreement dated January 3, 2002 between ADTRAN and First Union National Bank (successor-in-interest to First Union National Bank of Tennessee (the “Successor Bondholder”)) (Exhibit 10.1(e) to ADTRAN’s Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 Form 10-K”)).

	(f)	Resolution of the Authority authorizing the amendment of certain documents, dated April 25, 1997, relating to the $50,000,000 Taxable Revenue Bond, Series 1995 (ADTRAN, Inc. Project) (Exhibit 10.1(f) to the 1997 Form 10-Q).

	(g)	Resolution of ADTRAN authorizing the First Amended and Restated Financing Agreement, the First Amended and Restated Loan Agreement, the First Amended and Restated Note, and the Investment Agreement (Exhibit 10.1(g) to the 1997 Form 10-Q).

	(h)	Amendment to First Amended and Restated Financing Agreement and First Amended and Restated Loan Agreement dated January 3, 2002 between ADTRAN and the Successor Bondholder (Exhibit 10.1(h) to the 2002 Form 10-K).

10.2	Tax Indemnification Agreement dated July 1, 1994 by and among ADTRAN and the stockholders of ADTRAN prior to ADTRAN’s initial public offering of Common Stock (Exhibit 10.5 to the 1994 Form 10-K).

Exhibit Number	Description
10.3	Management Contracts and Compensation Plans:

	(a)	Amended and Restated 1996 Employees Incentive Stock Option Plan, as amended by the First, Second and Third Amendments thereto (Exhibit 10.3(a) to the 2002 Form 10-K).

	(b)	Amended and Restated 1995 Directors Stock Option Plan, as amended by the First and Second Amendments thereto (Exhibit 10.3(b) to the 2002 Form 10-K).

	(c)	Third Amendment to the Amended and Restated 1995 Directors Stock Option Plan (Exhibit 10.3(c) to ADTRAN’s Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 Form 10-K”)).

	(d)	ADTRAN, Inc. Deferred Compensation Plan (Exhibit 10.3(f) to the 2002 Form 10-K).

	(e)	First Amendment to the ADTRAN, Inc. Deferred Compensation Plan (Exhibit 10.3(g) to the 2002 Form 10-K).

	(f)	ADTRAN, Inc. Management Incentive Bonus Plan (Exhibit 10.1 to ADTRAN’s Form 8-K on February 3, 2006).

	(g)	ADTRAN, Inc. 2006 Employee Stock Incentive Plan (Exhibit 4.1 to ADTRAN’s Registration Statement on Form S-8 (File No. 333-133927) filed on May 9, 2006).

	(h)	Form of Nonqualified Stock Option Agreement under the 2006 Employee Stock Incentive Plan (Exhibit 10.1 to ADTRAN’s Form 8-K filed June 8, 2006).

	(i)	Form of Incentive Stock Option Agreement under the 2006 Employee Stock Incentive Plan (Exhibit 10.2 to ADTRAN’s Form 8-K filed June 8, 2006).

	(j)	ADTRAN, Inc. 2005 Directors Stock Option Plan (Exhibit 10.1 to ADTRAN’s Form 8-K filed on May 20, 2005).

	(k)	Summary of Non-Employee Director Compensation.*

*21	Subsidiaries of ADTRAN.

*23	Consent of PricewaterhouseCoopers LLP.

*24	Powers of Attorney.

*31	Rule 13a-14(a)/15d-14(a) Certifications.

*32	Section 1350 Certifications.

*	Filed herewith