Form 10-Q
period 2007-03-31
ADTRAN INC
filed 2007-05-01
CIK 926282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2007

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

Large Accelerated Filer  ☒    Accelerated Filer  ☐    Non-accelerated Filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date:

Class	Outstanding at April 27, 2007
Common Stock, $.01 Par Value	69,049,542 shares

ADTRAN, IN C.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2007

FORWARD LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of ADTRAN. ADTRAN and its representatives may from time to time make written or oral forward-looking statements, including statements contained in this report, our other filings with the Securities and Exchange Commission (SEC) and in our reports to our stockholders. Generally, the words, “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “may,” “could” and similar expressions identify forward-looking statements. We caution you that any forward-looking statements made by us or on our behalf are subject to uncertainties and other factors that could cause such statements to be wrong. A list of factors that could materially affect our business, financial condition or operating results is included under “Factors that Could Affect our Future Results” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 2 of Part I of this report. They have been discussed in Item 1A of Part I in our most recent Annual Report on Form 10-K filed on February 28, 2007 with the SEC. Though we have attempted to list comprehensively these important factors, we caution investors that other factors may prove to be important in the future in affecting our operating results. New factors emerge from time to time, and it is not possible for us to predict all of these factors, nor can we assess the impact each factor or a combination of factors may have on our business.

You are further cautioned not to place undue reliance on these forward-looking statements because they speak only of our views as of the date that the statements were made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INF ORMATION

ITEM 1. FINANCIAL STATEMENTS

ADT RAN, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$24,168	$40,147
Short-term investments	131,005	99,700
Accounts receivable, less allowance for doubtful accounts of $331 at March 31, 2007 and $210 at December 31, 2006	56,247	56,769
Other receivables	3,803	7,481
Income tax receivable, net	—	1,446
Inventory, net	48,898	53,117
Prepaid expenses	2,417	2,590
Deferred tax assets, net	7,772	7,915

Total current assets	274,310	269,165

Property, plant and equipment, net	79,555	80,194
Other assets	526	534
Long-term investments	182,467	189,765

Total assets	$536,858	$539,658

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$19,251	$30,321
Unearned revenue	5,370	5,802
Accrued expenses	4,203	3,827
Accrued payroll	7,002	9,579
Income tax payable, net	4,900	—

Total current liabilities	40,726	49,529

Deferred tax liabilities, net	1	694
Other non-current liabilities	6,363	4,667
Bonds payable	48,812	48,812

Total liabilities	95,902	103,702

Commitments and contingencies (see Note 10)

Stockholders’ Equity
Common stock, par value $0.01 per share; 200,000 shares authorized;
79,652 shares issued at March 31, 2007 and December 31, 2006	797	797
Additional paid in capital	140,527	141,541
Accumulated other comprehensive income	3,641	2,696
Retained earnings	533,638	524,136
Less treasury stock at cost: 10,388 shares at March 31, 2007 and 10,180 shares at December 31, 2006	(237,647)	(233,214)

Total stockholders’ equity	440,956	435,956

Total liabilities and stockholders’ equity	$536,858	$539,658

See notes to consolidated financial statements

AD TRAN, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2007	2006
Sales	$110,312	$108,648
Cost of sales	44,522	44,140

Gross profit	65,790	64,508

Selling, general and administrative expenses	26,476	24,687
Research and development expenses	18,358	17,766

Operating income	20,956	22,055

Interest income	2,908	3,498
Interest expense	(619)	(634)
Net realized investment gain	83	600
Other income (expense)	298	(61)
Life insurance proceeds	1,000	—

Income before provision for income taxes	24,626	25,458

Provision for income taxes	(7,698)	(9,203)

Net income	$16,928	$16,255

Weighted average shares outstanding – basic	69,358	76,655

Weighted average shares outstanding – diluted	70,889	78,909

Earnings per common share – basic	$0.24	$0.21

Earnings per common share – diluted	$0.24	$0.21

Dividend per share	$0.09	$0.09

See notes to consolidated financial statements

AD TRAN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$16,928	$16,255
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,628	2,737
Gain on sale of long-term investments	(83)	(600)
Loss on disposal of property, plant and equipment	65	2
Stock-based compensation expense	2,239	1,967
Deferred income taxes	(1,041)	(773)
Tax benefits from stock option exercises	1,284	1,058
Excess tax benefits from stock-based compensation arrangements	(1,082)	(693)
Changes in operating assets and liabilities:
Accounts receivable, net	522	3,927
Other receivables	3,678	148
Income tax receivable	1,446	—
Inventory, net	4,219	2,543
Prepaid expenses and other assets	181	390
Accounts payable	(11,070)	(6,934)
Accrued expenses and other liabilities	(2,416)	(3,617)
Income tax payable	5,190	7,046

Net cash provided by operating activities	22,688	23,456

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,054)	(1,422)
Proceeds from sales and maturities of available-for-sale investments	44,432	83,627
Purchases of available-for-sale investments	(67,040)	(104,074)
Acquisition of business	—	(500)

Net cash used in investing activities	(24,662)	(22,369)

Cash flows from financing activities:
Proceeds from stock option exercises	6,218	2,732
Purchases of treasury stock	(15,188)	—
Dividend payments	(6,236)	(6,898)
Excess tax benefits from stock-based compensation arrangements	1,082	693

Net cash used in financing activities	(14,124)	(3,473)

Net decrease in cash and cash equivalents	(16,098)	(2,386)
Effect of exchange rate changes	119	(248)

Cash and cash equivalents, beginning of period	40,147	112,794
Cash and cash equivalents, end of period	$24,168	$110,160

See notes to consolidated financial statements

A DTRAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share amounts)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements of ADTRAN®, Inc. and its subsidiaries (ADTRAN) have been prepared pursuant to the rules and regulations for reporting on Quarterly Reports on Form 10-Q. Accordingly, certain information and notes required by generally accepted accounting principles for complete financial statements are not included herein. The December 31, 2006 Consolidated Balance Sheet is derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

In the opinion of management, all adjustments necessary for a fair statement of these interim statements have been included and are of a normal and recurring nature. The results of operations for an interim period are not necessarily indicative of the results for the full year. The interim statements should be read in conjunction with the financial statements and notes thereto included in ADTRAN’s Annual Report on Form 10-K for the year ended December 31, 2006.

Changes in Classifications

Certain changes in classifications have been made to the prior period balances in order to conform to the current period’s presentation. These reclassifications consisted of an income statement reclassification of investment management fees from selling, general and administrative expenses to other income (expense), of $0.1 million in the three months ended March 31, 2006. In addition, there was a cash flow statement reclassification of unearned revenue from accounts payable to accrued expenses and other liabilities of $0.6 million in the three months ended March 31, 2006.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expense during the reporting period. ADTRAN’s more significant estimates include the allowance for doubtful accounts, obsolete and excess inventory reserves, warranty reserves, rebates, allowance for sales returns, determination of the deferred revenue components of multiple element sales arrangement, estimated income tax contingencies and the fair value of stock-based compensation. Actual amounts could differ significantly from these estimates.

Recent Accounting Pronouncements

Updates to recent accounting standards as disclosed in ADTRAN’s Annual Report on Form 10-K for the year ended December 31, 2006 are as follows:

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide warranty goods or services. If the use of fair value is elected, any upfront cost and fees related to the item must be recognized in earnings and cannot be deferred. The fair value election is irrevocable and generally made on an instrument-by-instrument basis even if a company has similar instruments that it elects not to measure at fair value. At the adoption date, unrealized gains and losses on existing items for which the fair value option has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes to fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by ADTRAN in the first quarter of 2008. We are currently determining whether fair value accounting is appropriate for any of our eligible items and cannot currently estimate the impact, if any, which SFAS 159 will have on our consolidated results of operation and financial condition.

During the first quarter of 2007, we adopted the following accounting standards, none of which had a material effect on our consolidated results of operation or financial condition:

•

Emerging Issues Task Force (EITF) Issue 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation) (EITF 06-3). We present these items within the scope of EITF 06-3 on a gross basis, and the amounts are not significant.

•	FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement 109 (FIN 48). See Note 2 to the Consolidated Financial Statements for more information.

2. INCOME TAXES

On January 1, 2007, ADTRAN adopted the provisions of FIN 48, which requires a company to recognize the benefit of a tax position in its financial statements only if that position is “more likely than not” of being sustained on an audit basis solely on the technical merit of the position. In addition, FIN 48 requires annual qualitative and quantitative disclosures including a discussion of reasonably possible significant changes that might occur in the recognized tax benefits over the next twelve months as well as an annual roll-forward of all unrecognized tax benefits.

The adoption of FIN 48 resulted in a decrease to stockholders’ equity of $1.2 million on January 1, 2007 for unrecognized tax expense, of which $0.5 million is related to estimated interest and penalties. We will continue to account for interest and penalties as a part of income tax expense. Had these amounts been recognized in the income statement, it would have resulted in a 0.9% increase in the effective tax rate for the year ended December 31, 2006. The total liability for unrecognized tax positions as of January 1, 2007 amounted to $2.1 million. Subsequent to adoption of FIN 48, recognition, derecognition and changes in measurement in our unrecognized tax expense will be adjusted through the applicable period’s income statement.

As required, we analyze our uncertain tax positions on a “more likely than not” basis. This type of analysis requires estimates and assumptions to be made by management and is based on information available at that time. These estimates and assumptions may change as new information becomes available. We do not foresee any events in the next twelve months that would significantly change our current unrecognized tax expense balance. In addition, we have been audited by the Internal Revenue Service through the 2004 tax year and by the State of Alabama through the 2005 tax year.

3. STOCK-BASED COMPENSATION

On January 1, 2006, ADTRAN adopted the fair value recognition provision of SFAS No. 123 (revised 2004), Share-Based Payment, (SFAS 123R), using the modified prospective transition method. The following table summarizes the stock-based compensation expense related to stock options under SFAS 123R for the three months ended March 31, 2007 and 2006, which was allocated as follows:

	Three Months Ended March 31,
	2007	2006
Cost of sales	$93	$83

Stock-based compensation expense included in cost of sales	93	83

Selling, general and administrative expense	1,079	957
Research and development expense	1,067	927

Stock-based compensation expense included in operating expenses	2,146	1,884

Total stock-based compensation expense	2,239	1,967
Tax benefit for expense associated with non-qualified options	(186)	(256)

Total stock-based compensation expense, net of tax	$2,053	$1,711

The fair value of ADTRAN’s options was estimated using the Black-Scholes Model. The determination of the fair value of stock options on the date of grant using the Black-Scholes Model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables that may have a significant impact on the fair value estimate. The weighted average assumptions for the three month periods ending March 31, 2007 and 2006 were determined as follows:

•

We based our estimate of expected volatility for the periods on the sequential historical daily trading data of our common stock for a period equal to the expected life of the options granted. The selection of the historical volatility approach was based on available data indicating our historical volatility is as equally representative of our future stock price trends as is implied volatility. We have no reason to believe the future volatility of our stock price is likely to differ significantly from its past volatility.

•	The risk-free rate assumption is based upon implied yields of U.S. Treasury zero-coupon bonds on the date of grant having a remaining term equal to the expected life of the options granted.

•	The dividend yield is based on our historical and expected dividend payouts.

•	The expected life of our stock options is based on historical exercise and cancellation activity of our previous stock-based grants with a ten-year contractual term.

The weighted-average assumptions and value of options granted for the three months ended March 31, 2007 and 2006, respectively, are summarized as follows:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Expected volatility	46.02%	49.20%
Risk-free interest rate	4.76%	4.30%
Expected dividend yield	1.61%	1.11%
Expected life (in years)	4.58	4.48
Weighted-average estimated value	$8.76	$13.14

Stock-based compensation expense recognized in our Consolidated Statements of Income for the three months ended March 31, 2007 is based on options ultimately expected to vest, and has been reduced for estimated forfeitures. These estimates were based upon historical experience and approximate 2.0% annually.

As of March 31, 2007, total compensation cost related to non-vested stock options not yet recognized was approximately $19.4 million, which is expected to be recognized over an average remaining recognition period of 2.7 years using the ratable single-option approach.

The following schedule summarizes the activity in our stock-based compensation plans for the three months ended March 31, 2007:

	Number of Options	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life In years	Aggregate Intrinsic Value
Options outstanding, December 31, 2006	7,019	$18.58	5.51	$40,896
Options granted	5	$22.40
Options cancelled/forfeited	(204)	$25.70
Options exercised	(475)	$13.32

Options outstanding, March 31, 2007	6,345	$18.75	5.75	$44,576

Options exercisable, March 31, 2007	4,536	$16.15	4.55	$42,339

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (the difference between ADTRAN’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2007. The aggregate intrinsic value will change based on the fair market value of ADTRAN’s stock. The total pretax intrinsic value of options exercised during the three month period ended March 31, 2007 was $4.5 million.

4. INVENTORY

At March 31, 2007 and December 31, 2006, inventory consisted of the following:

	March 31, 2007	December 31, 2006
Raw materials	$32,062	$30,136
Work in progress	1,819	4,870
Finished goods	21,924	25,153
Inventory reserves	(6,907)	(7,042)

Inventory, net	$48,898	$53,117

5. STOCKHOLDERS’ EQUITY

A summary of the changes in stockholders’ equity for the three months ended March 31, 2007 is as follows:

Stockholders’ Equity
Balance, December 31, 2006	$435,956
Net income	16,928
Dividend payments	(6,236)
Change in net unrealized gains on marketable securities (net of deferred taxes)	826
Unrealized foreign currency translation (net of deferred taxes)	119
Provision for uncertain income tax positions	(1,190)
Exercise of stock options	6,218
Income tax benefit from exercise of stock options	1,284
Stock-based compensation	2,239
Purchase of treasury stock	(15,188)

Balance, March 31, 2007	$440,956

Stock Repurchase Program

Since 1997, our Board of Directors has approved multiple share repurchase programs that have authorized open market repurchase transactions. As of March 31, 2007, the Board of Directors had authorized cumulative repurchases of up to 24 million shares of common stock. During the three months ended March 31, 2007, we repurchased 677,825 shares at an average price of $22.41 per share under the repurchase plan approved by the Board of Directors on July 17, 2006. We currently have the authority to purchase an additional 1,610,356 shares under this plan.

We issued 470,020 shares of treasury stock to fulfill stock option exercises during the three months ended March 31, 2007 to accommodate employee stock option exercises. The stock options had exercise prices ranging from $8.70 to $22.17. We received proceeds totaling $6.2 million from the exercise of these stock options during the first three months of 2007.

Dividend Payments

During 2007, ADTRAN has paid cash dividends as follows:

Record Date	Payment Date	Per Share Amount	Total Dividend Paid
February 8, 2007	February 22, 2007	$0.09	$6,236

Comprehensive Income

Comprehensive income consists of net income, unrealized foreign currency translation adjustments and unrealized gains and losses on marketable securities.

	Three Months Ended March 31,
	2007	2006
Net income	$16,928	$16,255
Foreign currency translation gain (loss), net of deferred taxes	119	(248)
Change in unrealized gain on available-for-sale securities, net of deferred taxes	826	(465)

Total comprehensive income	$17,873	$15,542

6. EARNINGS PER SHARE

A summary of the calculation of basic and diluted earnings per share for the three months ended March 31, 2007 and 2006 is as follows:

	Three Months Ended March 31,
	2007	2006
Numerator
Net Income	$16,928	$16,255

Denominator
Weighted average number of shares - basic	69,358	76,655
Effect of dilutive securities - stock options	1,531	2,254

Weighted average number of shares - diluted	70,889	78,909

Net income per share - basic	$0.24	$0.21
Net income per share - diluted	$0.24	$0.21

Anti-dilutive options to purchase common stock outstanding were excluded from the above calculations. Anti-dilutive options totaled 2,792 and 1,950 for the three months ended March 31, 2007 and 2006, respectively.

7. SEGMENT INFORMATION

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

The following table presents information about the sales and gross profit of our reportable segments for the three months ended March 31, 2007 and 2006. Asset information by reportable segment is not reported, since ADTRAN does not produce such information internally.

	Three Months Ended
	March 31, 2007		March 31, 2006
	Sales	Gross Profit	Sales	Gross Profit
Carrier Networks	$84,446	$50,789	$81,219	$48,014
Enterprise Networks	25,866	15,001	27,429	16,494

	$110,312	$65,790	$108,648	$64,508

Sales by Geographic Region

The table below presents sales information by geographic region for the three months ended March 31, 2007 and 2006.

	Three Months Ended
	March 31, 2007	March 31, 2006
United States	$102,472	$102,931
International	7,840	5,717

Total	$110,312	$108,648

Sales by Product

In January 2007, we announced we would begin reporting new product categories in order to increase transparency in major product areas. The new product categories are:

•	Loop Access,

•	Carrier Systems, and

•	Business Networking.

Loop Access products are used by carrier and enterprise customers for access to today’s copper-based telecommunications network. Loop Access includes DDS and ISDN Total reach products, HDSL products including TA 3000 based HDSL and TDM-SHDSL products, T1/E1/T3, CSUs/DSUs, and Tracer fixed wireless products.

Carrier Systems products are used by carrier customers for increasing bandwidth and for delivery of carrier services to consumers and enterprises. Carrier Systems includes all broadband access products, including DSLAM products and Total Access 5000 products. This category also includes optical access products, narrowband access platforms, 303 concentrator products, M13 multiplexer products, and wireless backhaul grooming products.

Business Networking products provide enterprises access to today’s telecommunication networks and facilitate networking capabilities for voice and data. Business Networking includes integrated access devices and Internetworking products. Internetworking products include IP access routers, Ethernet switches, IP PBX products, and multi-service access gateways.

The table below presents sales information by product for the three months ended March 31, 2007 and 2006.

	Three Months Ended
	March 31, 2007	March 31, 2006
Loop Access	$51,248	$43,260
Carrier Systems	39,564	44,051
Business Networking	19,500	21,337

Total	$110,312	$108,648

Additionally, we are providing sub-categories of product revenues for broadband access and optical access products (both included in Carrier Systems) and Internetworking products (included in Business Networking) to provide greater transparency into our primary growth areas. Also, we are providing HDSL revenues (included in Loop Access) as a sub-category.

Subcategory revenues included in the above are as follows:

	Three Months Ended
	March 31, 2007	March 31, 2006
Broadband Access (included in Carrier Systems)	$18,271	$21,002
Optical Access (included in Carrier Systems)	8,617	8,424

Internetworking (Netvanta & Multi-service Access Gateways) (included in Business Networking)	11,092	8,429
HDSL (does not include T1) (included in Loop Access)	43,752	35,664

8. LIABILITY FOR WARRANTY RETURNS

Our products generally include warranties of one to ten years for product defects. We accrue for warranty returns based on our estimate of the cost to repair or replace the defective products at the time revenue is recognized. We engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers. Our products continue to become more complex in both size and functionality as many of our product offerings migrate from line card applications to systems products. These products could require more warranty cost to be incurred at the installed location due to their size and complexity, rather than at a manufacturing site or repair depot. This field service obligation, as well as the increasing complexity of our products, will cause warranty incidences, when they arise, to be more costly. Our estimates regarding future warranty obligations may change due to product failure rates, material usage, and other rework costs incurred in correcting a product failure. In addition, from time to time, specific warranty accruals may be recorded if unforeseen problems arise. Should our actual experience relative to these factors be higher than our estimates, we will be required to record additional warranty expense. Alternatively, if we provide for more reserves than we require, we will reverse a portion of such provisions in future periods. The liability for warranty returns totaled $3,079 and $3,045 at March 31, 2007 and December 31, 2006, respectively. These liabilities are included in accrued expenses in the accompanying Consolidated Balance Sheets.

March 31, 2007
Balance at beginning of period	$3,045
Plus: amounts charged to cost and expenses	493
Less: deductions	(459)

Balance at end of period	$3,079

9. RELATED PARTY TRANSACTIONS

We employ the law firm of our director emeritus for legal services. All bills for services rendered by this firm are reviewed and approved by our chief financial officer. We believe that the fees for such services are comparable to those charged by other firms for services rendered to us. We paid $30 thousand during each of the three month periods ended March 31, 2007 and 2006 for legal services rendered.

Our Chairman and former Chief Executive Officer, Mark C. Smith, passed away on March 27, 2007. We held, and are the beneficiary of, a life insurance policy of $1.0 million on his life, and have recorded such amount in our first quarter results.

10. COMMITMENTS AND CONTINGENCIES

We have certain contingent liabilities from time to time from litigation for employment or other matters arising in the normal course of business. Although the outcome of any litigation can never be certain, it is our opinion that the outcome of such contingencies will not materially affect our business, operations, financial condition or cash flows.

We have committed to invest up to an aggregate of $7,850 in two private equity funds, of which $6,521 has been invested to date. The duration of each of these commitments is ten years with $285 expiring in 2010 and $1,044 expiring in 2012.

11. SUBSEQUENT EVENTS

On April 16, 2007, ADTRAN announced that its board of directors declared a quarterly cash dividend of $0.09 per common share to be paid to stockholders of record at the close of business on May 3, 2007. The payment date will be May 17, 2007. The quarterly dividend payment will be approximately $6.2 million. The board of directors presently anticipates that it will declare a regular quarterly dividend so long as the present tax treatment of dividends exists and adequate levels of liquidity are maintained.

ITEM 2. MANAGEMEN T’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes that appear elsewhere in this document.

OVERVIEW

ADTRAN’s co-founder and Chairman of the Board, Mark C. Smith died suddenly on March 27, 2007. Mr. Smith served as our CEO from inception in January 1986 until his retirement as CEO in September 2005.

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

In January 2007, we announced we would begin reporting new product categories in order to increase transparency in major product areas. The new product categories are:

•	Loop Access,

•	Carrier Systems, and

•	Business Networking.

Loop Access products are used by carrier and enterprise customers for access to today’s copper-based telecommunications network. Loop Access includes DDS and ISDN Total reach products, HDSL products including TA 3000 based HDSL and TDM-SHDSL products, T1/E1/T3, CSUs/DSUs, and Tracer fixed wireless products.

Carrier Systems products are used by carrier customers for increasing bandwidth and for delivery of carrier services to consumers and enterprises. Carrier Systems includes all broadband access products, including DSLAM products and Total Access 5000 products. This category also includes optical access products, narrowband access platforms, 303 concentrator products, M13 multiplexer products, and wireless backhaul grooming products.

Business Networking products provide enterprises access to today’s telecommunication networks and facilitate networking capabilities for voice and data. Business Networking includes integrated access devices and Internetworking products. Internetworking products include IP access routers, Ethernet switches, IP PBX products, and multi-service access gateways.

Sales were $110.3 million for the quarter compared to $108.6 million for the first quarter of 2006. Net income was $16.9 million for the first quarter of 2007 compared to $16.3 million for the first quarter of 2006. Earnings per share, assuming dilution, were $0.24 for the first quarter of 2007 compared to $0.21 for the first quarter of 2006. The results for the first quarter of 2007 included a benefit of $0.9 million in “Provision for Income Taxes” primarily relating to closure of tax audits from prior years. The results also included a one-time, pre-tax life insurance benefit of $1.0 million. These two items increased earnings per share, assuming dilution, by approximately $0.02 in the first quarter of 2007.

Our operating results have fluctuated on a quarterly basis in the past, and may vary significantly in future periods due to a number of factors. We normally operate with very little order backlog. A majority of our sales in each quarter result from orders booked in that quarter and firm purchase orders released in that quarter by customers under agreements containing non-binding purchase commitments. Furthermore, a majority of customers typically require prompt delivery of products. This results in a limited backlog of orders for these products and requires us to maintain sufficient inventory levels to satisfy anticipated customer demand. If near-term demand for ADTRAN’s products declines, or if potential sales in any quarter do not occur as anticipated, our financial results could be adversely affected. Operating expenses are relatively fixed in the short term; therefore, a shortfall in quarterly revenues could significantly impact ADTRAN’s financial results in a given quarter. Furthermore, maintaining sufficient inventory levels to assure prompt delivery of our products increases the amount of inventory that may become obsolete and increases the risk that the obsolescence of such inventory may have an adverse effect on our business and operating results.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Except as set forth below, our critical accounting policies and estimates have not changed significantly from those detailed in our most recent Annual Report on Form 10-K for the year ended December 31, 2006.

•

For purposes of recording and analyzing our uncertain tax provisions, we recognize the benefit of a tax position in our financial statements only if that position is “more likely than not” of being sustained on an audit basis solely on the technical merit of the position as is required by FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement 109 (FIN 48). This type of analysis requires estimates and assumptions to be made by management and is based on information available at that time. Circumstances may change and additional data may become available over time, which could result in changes to these estimates and assumptions and thereby materially impact our tax provision. If estimates change and we use different assumptions in the application of FIN 48 in future periods, it could materially impact our future results of operations and financial condition. Refer to Note 2 to the Consolidated Financial Statements in this Form 10-Q for more information regarding uncertain tax provisions.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 to the Consolidated Financial Statements in Item 1 of this Form 10-Q for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operation and financial condition, which is incorporated herein by reference.

RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THREE MONTHS ENDED MARCH 31, 2006

SALES

ADTRAN’s sales increased 1.6% from $108.6 million in the three months ended March 31, 2006 to $110.3 million in the three months ended March 31, 2007. The increase in sales is primarily attributable to an increase in sales of our Loop Access products, partially offset by a decrease in sales of our Carrier Systems and Business Networking products. The increase in sales of Loop Access products is primarily attributable to an increase in HDSL product revenues, partially offset by a decline in enterprise T1 product revenues. The decrease in Carrier Systems product revenue is primarily attributable to a decrease in M13 multiplexer, TA 1500 and Broadband Access product revenues, partially offset by an increase in Optical Access product revenues. The decrease in Business Networking product revenues is primarily attributable to a decrease in traditional integrated access device (IAD) revenues, partially offset by an increase in Internetworking product revenues.

Carrier Networks sales increased 3.9% from $81.2 million in the three months ended March 31, 2006 to $84.4 million in the three months ended March 31, 2007. The quarter-over-quarter increase in Carrier Networks sales is primarily attributable to an increase in HDSL and Optical Access product revenues partially offset by a decline in Broadband Access product revenues. Carrier Networks sales as a percentage of total sales increased from 74.8% in the first quarter of 2006 to 76.5% in the first quarter of 2007.

Enterprise Networks sales decreased 5.5% from $27.4 million in the three months ended March 31, 2006 to $25.9 million in the three months ended March 31, 2007. The quarter-over-quarter decrease in Enterprise Networks sales is primarily attributable to decreases in enterprise T1 and traditional IAD product revenues, partially offset by an increase in Internetworking product revenues. Enterprise Networks sales as a percentage of total sales decreased from 25.2% in the first quarter of 2006 to 23.5% in the first quarter of 2007.

International sales, which are included in the Carrier Networks and Enterprise Networks amounts discussed above, increased 36.8% from $5.7 million in the three months ended March 31, 2006 to $7.8 million in the three months ended March 31, 2007. International sales, as a percentage of total sales, increased from 5.3% in the first quarter of 2006 to 7.1% in the first quarter of 2007. This increase is primarily attributable to an increase in international Broadband Access revenues.

COST OF SALES

Cost of sales, as a percentage of sales, decreased from 40.6% in the three months ended March 31, 2006 to 40.4% in the three months ended March 31, 2007. The decrease in cost of sales as a percentage of sales is primarily related to a favorable product mix and higher sales volumes.

Carrier Networks cost of sales, as a percent of division sales, decreased from 40.9% in the three months ended March 31, 2006 to 39.9% in the three months ended March 31, 2007. This decrease is primarily related to a favorable product mix and timing differences between the recognition of cost reductions and lowering of product selling prices.

Enterprise Networks cost of sales, as a percent of division sales, increased from 39.8% in the three months ended March 31, 2006 to 42.1% in the three months ended March 31, 2007. The increase is primarily related to lower net selling prices of traditional IAD products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased 7.3% from $24.7 million in the three months ended March 31, 2006 to $26.5 million in the three months ended March 31, 2007. As a percentage of sales, selling, general and administrative expenses increased from 22.7% of sales in 2006 to 24.0% of sales in 2007. Increases in selling, general and administrative expenses are primarily related to increased domestic and international sales and marketing expenses. Selling, general and administrative expenses as a percent of sales will fluctuate whenever there is a significant fluctuation in revenues during the periods being compared.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased 3.4% from $17.8 million in the three months ended March 31, 2006 to $18.4 million in the three months ended March 31, 2007. As a percentage of sales, research and development expenses increased from 16.4% of sales in 2006 to 16.6% of sales in 2007. Increases in research and development expenses are primarily related to increased expenses associated with customer-specific product development activities. Research and development expenses as a percent of sales will fluctuate whenever there is a significant fluctuation in revenues during the periods being compared.

ADTRAN expects to continue to incur research and development expenses in connection with its new products and its expansion into international markets. ADTRAN continually evaluates new product opportunities and engages in intensive research and product development efforts. ADTRAN expenses all product research and development costs as incurred. As a result, ADTRAN may incur significant research and development expenses prior to the receipt of revenues from a major new product group or market expansion.

INTEREST INCOME

Interest income decreased 17.1% from $3.5 million in the three months ended March 31, 2006 to $2.9 million in the three months ended March 31, 2007. This decrease is primarily related to lower investment balances due to cash used to repurchase our stock, partially offset by higher interest rates earned on our fixed income securities.

INTEREST EXPENSE

Interest expense on our taxable revenue bond remained relatively constant at $0.6 million in each of the three months ended March 31, 2007 and 2006. See “Liquidity and Capital Resources” below for additional information on our revenue bond.

NET REALIZED INVESTMENT GAIN

Net realized investment gain decreased from $0.6 million in the three months ended March 31, 2006 to $0.1 million in the three months ended March 31, 2007. These changes primarily resulted from the sale of securities associated with the continuing realignment of our investment portfolio.

OTHER INCOME (EXPENSE)

Other income (expense) comprised primarily of miscellaneous income, gains and losses on foreign currency transactions, investment account management fees and scrap raw material sales, increased from $0.1 million of expense in the three months ended March 31, 2006 to $0.3 million of income in the three months ended March 31, 2007.

LIFE INSURANCE PROCEEDS

We realized a non-recurring gain on life insurance proceeds during the first quarter of 2007 of $1.0 million as a result of the death of our co-founder and Chairman of the Board, Mark Smith.

INCOME TAXES

Our effective tax rate decreased from 36.2% in the three months ended March 31, 2006 to 31.3% in the three months ended March 31, 2007. This decrease is primarily a result of the research and development tax credits that were enacted late in 2006, and therefore were available in 2007, and the closure of tax audits from prior years.

Additionally, the recognition of stock-based compensation expense associated with the adoption of SFAS 123R has created unfavorable permanent differences that must be considered when calculating the effective tax rate for the year. These unfavorable differences are related to the portion of stock-based compensation for which a tax deduction is not generally available (incentive stock options). Disqualifying dispositions of these incentive stock options will give rise to a tax deduction and a favorable permanent difference in the period of exercise. However, we cannot estimate when, or guarantee that disqualifying dispositions will occur.

NET INCOME

As a result of the above factors, net income increased $0.6 million from $16.3 million in the three months ended March 31, 2006 to $16.9 million in the three months ended March 31, 2007. As a percentage of sales, net income increased from 15.0% in the three months ended March 31, 2006 to 15.3% in the three months ended March 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

At March 31, 2007, our cash and cash equivalents of $24.2 million and short-term investments of $131.0 million placed our short-term liquidity at $155.2 million. At December 31, 2006, our cash and cash equivalents of $40.1 million and short-term investments of $99.7 million placed our short-term liquidity in at $139.8 million.

Operating Activities

Our working capital, which consists of current assets less current liabilities, increased from $219.6 million as of December 31, 2006 to $233.6 million as of March 31, 2007. The quick ratio, defined as cash, cash equivalents, short-term investments, and net accounts receivable, divided by current liabilities, increased from 3.97 as of December 31, 2006 to 5.19 as of March 31, 2007. The current ratio, defined as current assets divided by current liabilities, increased from 5.43 as of December 31, 2006 to 6.74 as of March 31, 2007. These liquidity ratios will fluctuate with business growth and as our inventory, accounts payable and income tax position change.

As of December 31, 2006, we had a net income tax receivable of $1.4 million, primarily related to overpayment of estimated taxes, as a result of retroactive federal research and development tax credits that were enacted late in 2006. As of March 31, 2007, we had a net income tax payable of $4.9 million, primarily related to current year taxable income.

Net accounts receivable decreased 1.0% from December 31, 2006 to March 31, 2007, primarily due to improved collections. Our allowance for doubtful accounts remained relatively stable at $0.3 million at March 31, 2007 and $0.2 million at December 31, 2006. Quarterly accounts receivable days sales outstanding decreased one day from 47 days as of December 31, 2006 to 46 days as of March 31, 2007. A steady level of shipments and good collection performance throughout a quarter will result in reduced DSO, compared with higher levels of shipments toward the end of the quarter, which results in a temporary increase in accounts receivable and increased DSO.

Quarterly inventory turnover decreased from 3.60 turns as of December 31, 2006 to 3.49 turns as of March 31, 2007. Inventory levels will fluctuate as we attempt to maintain sufficient inventory levels to ensure competitive lead times while guarding against the risk of inventory obsolescence that may occur due to rapidly changing technology and customer demand.

Accounts payable decreased 36.5% from December 31, 2006 to March 31, 2007 and accrued expenses increased 9.8% from December 31, 2006 to March 31, 2007. These changes are primarily related to the variations in the timing of payments and increased payroll tax liabilities.

Investing Activities

At March 31, 2007, our long-term investments decreased by 3.8% to $182.5 million from $189.8 million at December 31, 2006. This decrease is primarily attributable to repositioning maturing long-term fixed income investments into short-term fixed income investments.

Restricted investment balances at March 31, 2007 included $49.5 million in a restricted certificate of deposit and $2.7 million in deferred compensation plan assets. Restricted investment balances at December 31, 2006 included $49.5 million invested in a restricted certificate of deposit and $2.6 million of deferred compensation plan assets.

Capital expenditures totaled approximately $2.1 million and $1.4 million for the three months ended March 31, 2007 and 2006, respectively. These expenditures were primarily used for the purchase of computer hardware and software and manufacturing and test equipment.

Financing Activities

In July 2003, our board of directors elected to begin declaring quarterly dividends on our common stock, and anticipates that it will declare a regular quarterly dividend so long as the present tax treatment of dividends exists and adequate levels of liquidity are maintained. During the three months ended March 31, 2007, ADTRAN paid dividends totaling $6.2 million.

Debt

We have amounts outstanding under loans made pursuant to an Alabama State Industrial Development Authority revenue bond (the Bond) which totaled $49.5 million at March 31, 2007 and December 31, 2006. Included in long-term investments are restricted funds in the amount of $49.5 million at March 31, 2007 and December 31, 2006, which is a collateral deposit against the principal amount of the Bond. The Bond matures on January 1, 2020, and bears interest at the rate of 5% per annum. In conjunction with this program, we are eligible to receive certain economic incentives from the state of Alabama that reduce the amount of payroll withholdings we are required to remit to the state for those employment positions that qualify under this program.

We are required to make payments in the amounts necessary to pay the principal and interest on the amounts currently outstanding. Due to continued positive cash flow from operating activities, we made a business decision to begin an early partial redemption of the Bond, as evidenced by a $0.5 million principal payment in the third quarter of 2006. It is our intent to make annual principal payments of between $0.5 million and $5.0 million per year in addition to the interest amounts that are due. In connection with this decision, $0.7 million of the Bond debt has been reclassified to a current liability in the Consolidated Balance Sheet.

Off-Balance Sheet Arrangements and Contractual Obligations

We do not have off-balance sheet financing arrangements and have not engaged in any related party transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources. During the three months ended March 31, 2007, there have been no material changes in contractual obligations and commercial commitments from those discussed in our most recent Form 10-K filed on February 28, 2007. We have committed to invest up to an aggregate of $7.9 million in two private equity funds, of which $6.5 million has been invested to date. The duration of each of these commitments is ten years with $0.3 million expiring in 2010 and $1.1 million expiring in 2012.

Stock Repurchase Program

During the three months ended March 31, 2007, we repurchased 677,825 shares at an average price of $22.41 per share under the repurchase plan approved by our Board of Directors on July 17, 2006. We have the authority to purchase an additional 1,610,356 shares under this plan.

We issued 470,020 shares of treasury stock for $6.2 million during the three months ended March 31, 2007 to accommodate employee stock option exercises. During 2006, we issued 357,296 shares of treasury stock for $4.4 million to accommodate employee stock option exercises.

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

FACTORS THAT COULD AFFECT OUR FUTURE RESULTS

The following are some of the risks that could affect our financial performance or could cause actual results to differ materially from those expressed or implied in our forward-looking statements:

•	Our operating results may fluctuate in future periods, which may adversely affect our stock price.

•	Our revenue for a particular period can be difficult to predict, and a shortfall in revenue may harm our operating results.

•	We expect gross margin to vary over time, and our level of product gross margin may not be sustainable.

•	We must continue to update and improve our products and develop new products in order to compete and to keep pace with improvements in telecommunication technology.

•

We do not engage in long-term research and development efforts, and as a consequence may miss certain market opportunities enjoyed by larger companies with substantially greater research and development efforts.

•	We depend heavily on sales to certain customers; the loss of any of these customers would significantly reduce our revenues and net income.

•	Our strategy of outsourcing a portion of our manufacturing requirements to subcontractors located in Asia may result in us not meeting our cost, quality or performance standards.

•	We compete in markets that have become increasingly competitive, which may result in reduced gross profit margins and market share.

•

Our estimates regarding future warranty obligations may change due to product failure rates, shipment volumes, field service obligations and other rework costs incurred in correcting product failures. If our estimates change, the liability for warranty returns may be increased or decreased, impacting future cost of goods sold.

•	The lengthy approval process required by Incumbent Local Exchange Carriers (ILECs) and other carriers could result in fluctuations in our revenues.

•	Our dependence on a limited number of suppliers may prevent us from delivering our products on a timely basis, which could have a material adverse effect on customer relations and operating results.

•	Increased sales volume in international markets could result in increased costs or loss of revenue due to factors inherent in these markets.

•	Our success depends on our ability to reduce the selling prices of succeeding generations of our products.

•	Our failure to maintain rights to intellectual property used in our business could adversely affect the development, functionality and commercialization of our products.

•	Continued consolidation and deterioration in the competitive service provider market could result in a significant decrease in our revenue.

•	We depend on distributors who maintain inventories of our products. If the distributors reduce their inventories of these products, our sales could be adversely affected.

•	If we are unable to successfully develop relationships with system integrators, service providers, and enterprise value added resellers, our sales may be negatively affected.

•	Our success depends on attracting and retaining key personnel.

•	The price of our common stock has been volatile and may continue to fluctuate significantly.

The foregoing list of risks is not exclusive. For a more detailed description of the risk factors associated with our business, see Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 3. QUANTI TATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ADTRAN has not conducted transactions, established commitments or entered into relationships requiring disclosures beyond those provided elsewhere in this Form 10-Q.

ITEM 4. CONT ROLS AND PROCEDURES

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

PART II. O THER INFORMATION

ITEM 1A. RI SK FACTORS

A list of factors that could materially affect our business, financial condition or operating results is included under “Factors that Could Affect our Future Results” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 2 of Part I of this report. There have been no material changes to the risk factors as disclosed in Item 1A of Part I of our most recent Annual Report on Form 10-K filed on February 28, 2007.

ITEM 2. UNREGISTERE D SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth ADTRAN’s repurchases or deemed repurchases (swaps) of its common stock for the months indicated.

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2007—January 31, 2007	—		—		—	2,288,181
February 1, 2007—February 28, 2007	682,231	(2)	$22.41	(2)	677,825	1,610,356
March 1, 2007—March 31, 2007	—		—		—	1,610,356

Total	682,231		$22.41		677,825

(1)	On July 17, 2006, ADTRAN’s Board of Directors approved the repurchase of up to 5,000,000 shares of its common stock. This plan is being implemented through open market purchases from time to time as conditions warrant.
(2)	Includes 4,406 shares delivered to ADTRAN as payment of the exercise price for employee stock options. None of the transactions with respect to these shares were made in the open market. The average price paid per share with respect to these transactions is based on the closing price of the common stock on the NASDAQ National Market on the date of the transaction.

ITEM 6. E XHIBITS

Exhibits.

Exhibit No.	Description
31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADTRAN, INC. (Registrant)

Date: May 1, 2007	/s/ James E. Matthews
James E. Matthews
Senior Vice President – Finance, Chief Financial Officer, Treasurer, and Secretary

EXHIBIT INDEX

Exhibit No.	Description
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications