Form 10-Q
period 2007-06-30
ADTRAN INC
filed 2007-08-01
CIK 926282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2007

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer  ☒    Accelerated Filer  ☐    Non-accelerated Filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:

Class	Outstanding at July 26, 2007
Common Stock, $.01 Par Value	68,450,155 shares

ADTRAN, INC.

Quarterly Report on Form 10-Q

For the Three and Six Months Ended June 30, 2007

FORWARD LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of ADTRAN. ADTRAN and its representatives may from time to time make written or oral forward-looking statements, including statements contained in this report, our other filings with the Securities and Exchange Commission (SEC) and in our reports to our stockholders. Generally, the words, “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “may,” “could” and similar expressions identify forward-looking statements. We caution you that any forward-looking statements made by us or on our behalf are subject to uncertainties and other factors that could cause such statements to be wrong. A list of factors that could materially affect our business, financial condition or operating results is included under “Factors that Could Affect Our Future Results” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 2 of Part I of this report. They have also been discussed in Item 1A of Part I in our most recent Annual Report on Form 10-K filed on February 28, 2007 with the SEC. Though we have attempted to list comprehensively these important factors, we caution investors that other factors may prove to be important in the future in affecting our operating results. New factors emerge from time to time, and it is not possible for us to predict all of these factors, nor can we assess the impact each factor or a combination of factors may have on our business.

You are further cautioned not to place undue reliance on these forward-looking statements because they speak only of our views as of the date that the statements were made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ADTRAN, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$22,061	$40,147
Short-term investments	152,494	99,700
Accounts receivable, less allowance for doubtful accounts of $302 at June 30, 2007 and $210 at December 31, 2006	66,422	56,769
Other receivables	4,351	7,481
Income tax receivable, net	—	1,446
Inventory, net	42,790	53,117
Prepaid expenses	1,668	2,590
Deferred tax assets, net	7,930	7,915

Total current assets	297,716	269,165

Property, plant and equipment, net	78,604	80,194
Deferred tax assets, net	298	—
Other assets	527	534
Long-term investments	156,848	189,765

Total assets	$533,993	$539,658

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$27,226	$30,321
Unearned revenue	5,572	5,802
Accrued expenses	4,611	3,827
Accrued wages and benefits	9,605	9,579
Income tax payable, net	149	—

Total current liabilities	47,163	49,529

Deferred tax liabilities, net	—	694
Other non-current liabilities	7,649	4,667
Bonds payable	48,812	48,812

Total liabilities	103,624	103,702

Commitments and contingencies (see Note 10)

Stockholders’ Equity
Common stock, par value $0.01 per share; 200,000 shares authorized; 79,652 shares issued at June 30, 2007 and December 31, 2006	797	797
Additional paid in capital	160,484	152,162
Accumulated other comprehensive income	5,039	2,696
Retained earnings	526,181	513,515
Less treasury stock at cost: 11,279 shares at June 30, 2007 and 10,180 shares at December 31, 2006	(262,132)	(233,214)

Total stockholders’ equity	430,369	435,956

Total liabilities and stockholders’ equity	$533,993	$539,658

See notes to consolidated financial statements

ADTRAN, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Sales	$123,674	$122,296	$233,986	$230,944
Cost of sales	50,115	49,865	94,637	94,005

Gross profit	73,559	72,431	139,349	136,939

Selling, general and administrative expenses	26,155	26,344	52,631	51,031
Research and development expenses	19,546	17,469	37,904	35,235

Operating income	27,858	28,618	48,814	50,673

Interest income	3,006	3,413	5,914	6,911
Interest expense	(626)	(633)	(1,245)	(1,267)
Net realized investment gain	185	474	268	1,074
Other income, net	199	410	497	349
Life insurance proceeds	—	—	1,000	—

Income before provision for income taxes	30,622	32,282	55,248	57,740

Provision for income taxes	(10,779)	(11,468)	(18,477)	(20,671)

Net income	$19,843	$20,814	$36,771	$37,069

Weighted average shares outstanding - basic	68,797	75,324	69,073	75,986

Weighted average shares outstanding - diluted	70,267	77,284	70,583	78,098

Earnings per common share - basic	$0.29	$0.28	$0.53	$0.49

Earnings per common share - diluted	$0.28	$0.27	$0.52	$0.47

Dividend per share	$0.09	$0.09	$0.18	$0.18

See notes to consolidated financial statements

ADTRAN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$36,771	$37,069
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,336	5,494
Amortization of net premium on available-for-sale investments	1,153	1,730
Gain on sale of long-term investments	(268)	(1,074)
Loss on disposal of property, plant and equipment	70	8
Stock-based compensation expense	4,535	4,029
Deferred income taxes	(2,159)	(1,232)
Tax benefits from stock option exercises	3,787	1,271
Excess tax benefits from stock-based compensation arrangements	(2,842)	(818)
Changes in operating assets and liabilities:
Accounts receivable, net	(9,653)	1,796
Other receivables	3,130	(1,480)
Income tax receivable, net	1,446	—
Inventory, net	10,327	3,402
Prepaid expenses and other assets	929	(667)
Accounts payable	(3,095)	867
Accrued expenses and other liabilities	2,082	(1,452)
Income tax payable	439	(191)

Net cash provided by operating activities	51,988	48,752

Cash flows from investing activities:
Purchases of property, plant and equipment	(3,816)	(3,547)
Proceeds from sales and maturities of available-for-sale investments	98,980	126,427
Purchases of available-for-sale investments	(116,650)	(157,353)
Acquisition of business	—	(400)

Net cash used in investing activities	(21,486)	(34,873)

Cash flows from financing activities:
Proceeds from stock option exercises	12,921	3,294
Purchases of treasury stock	(52,289)	(82,710)
Dividend payments	(12,465)	(13,779)
Excess tax benefits from stock-based compensation arrangements	2,842	818

Net cash used in financing activities	(48,991)	(92,377)

Net decrease in cash and cash equivalents	(18,489)	(78,498)
Effect of exchange rate changes	403	372
Cash and cash equivalents, beginning of period	40,147	112,794

Cash and cash equivalents, end of period	$22,061	$34,668

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

Changes in Classifications

Certain changes in classifications have been made to the prior period balances in order to conform to the current period’s presentation. These reclassifications have no effect on previously reported total assets, total liabilities, stockholders’ equity or net income.

Revision of Classification of Treasury Stock Losses

During the three months ended June 30, 2007, we identified a cumulative understatement of additional paid in capital and a corresponding overstatement of retained earnings resulting from losses incurred at the re-issuance of treasury shares from stock option exercises. These cumulative amounts were $15.2 million as of March 31, 2007 and $10.6 million as of December 31, 2006. We believe these amounts are not material to the consolidated financial statements for the periods affected and as a result, we have revised these amounts for the periods presented. These reclassifications have no effect on previously reported total assets, total liabilities, net stockholders’ equity or net income.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expense during the reporting period. ADTRAN’s more significant estimates include the allowance for doubtful accounts, obsolete and excess inventory reserves, warranty reserves, rebates, allowance for sales returns, determination of the deferred revenue components of multiple element sales agreements, estimated income tax contingencies and the fair value of stock-based compensation. Actual amounts could differ significantly from these estimates.

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

The adoption of FIN 48 resulted in a decrease to stockholders’ equity of $1.2 million on January 1, 2007 for unrecognized tax expense, of which $0.5 million is related to estimated interest and penalties. We will continue to account for interest and penalties as a part of income tax expense. Had these amounts been recognized in the income statement, it would have resulted in a 0.9 percentage point increase in the effective tax rate for the year ended December 31, 2006. The total liability for unrecognized tax positions as of January 1, 2007 amounted to $2.1 million. Subsequent to adoption of FIN 48, recognition, derecognition and changes in measurement in our unrecognized tax expense will be adjusted through the applicable period’s income statement.

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

3. STOCK-BASED COMPENSATION

The following table summarizes the stock-based compensation expense related to stock options under SFAS No. 123 (revised 2004), Share-Based Payment, (SFAS 123R), for the three and six months ended June 30, 2007 and 2006, which was allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Stock-based compensation expense included in cost of sales	$94	$87	$187	$170

Selling, general and administrative expense	1,120	1,003	2,199	1,960
Research and development expense	1,082	972	2,149	1,899

Stock-based compensation expense included in operating expenses	2,202	1,975	4,348	3,859

Total stock-based compensation expense	2,296	2,062	4,535	4,029

Tax benefit for expense associated with non-qualified options	(230)	(257)	(416)	(513)

Total stock-based compensation expense, net of tax	$2,066	$1,805	$4,119	$3,516

The fair value of ADTRAN’s options was estimated using the Black-Scholes Model. The determination of the fair value of stock options on the date of grant using the Black-Scholes Model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables that may have a significant impact on the fair value estimate.

The significant weighted-average assumptions relating to the valuation of ADTRAN’s stock options and the value of options granted for the three and six months ended June 30, 2007 and 2006, respectively, are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Expected volatility	46.56%	49.15%	46.46%	49.16%
Risk-free interest rate	4.54%	5.01%	4.58%	4.88%
Expected dividend yield	1.41%	1.38%	1.45%	1.33%
Expected life (in years)	5.18	4.64	5.07	4.61
Weighted-average estimated value	$10.72	$11.12	$10.37	$11.50

Stock-based compensation expense recognized in our Consolidated Statements of Income for the three and six months ended June 30, 2007 is based on options ultimately expected to vest, and has been reduced for estimated forfeitures. These estimates were based upon historical experience and approximate 2.0% annually.

As of June 30, 2007, total compensation cost related to non-vested stock options not yet recognized was approximately $17.2 million, which is expected to be recognized over an average remaining recognition period of 2.4 years using the ratable single-option approach.

The following schedule summarizes the activity in our stock-based compensation plans for the six months ended June 30, 2007:

	Number of Options	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life In years	Aggregate Intrinsic Value
Options outstanding, December 31, 2006	7,019	$18.58	5.51	$40,896
Options granted	25	$25.06
Options cancelled/forfeited	(331)	$26.84
Options exercised	(1,022)	$12.78

Options outstanding, June 30, 2007	5,691	$19.17	5.72	$45,023

Options exercisable, June 30, 2007	3,941	$16.46	4.48	$41,102

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (the difference between ADTRAN’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2007. The aggregate intrinsic value will change based on the fair market value of ADTRAN’s stock. The total pretax intrinsic value of options exercised during the three and six month periods ended June 30, 2007 was $7.5 million and $12.1 million, respectively.

4. INVENTORY

At June 30, 2007 and December 31, 2006, inventory consisted of the following:

	June 30, 2007	December 31, 2006
Raw materials	$30,317	$30,136
Work in progress	1,748	4,870
Finished goods	17,738	25,153
Inventory reserves	(7,013)	(7,042)

Inventory, net	$42,790	$53,117

5. STOCKHOLDERS’ EQUITY

A summary of the changes in stockholders’ equity for the six months ended June 30, 2007 is as follows:

Stockholders’ Equity
Balance, December 31, 2006	$435,956
Net income	36,771
Dividend payments	(12,465)
Net unrealized gains on marketable securities (net of deferred taxes)	1,940
Unrealized foreign currency translation (net of deferred taxes)	403
Adoption of FIN 48	(1,190)
Exercise of stock options	12,921
Income tax benefit from exercise of stock options	3,787
Stock-based compensation	4,535
Purchase of treasury stock	(52,289)

Balance, June 30, 2007	$430,369

Stock Repurchase Program

Since 1997, our Board of Directors has approved multiple share repurchase programs that have authorized open market repurchase transactions. As of June 30, 2007, the Board of Directors had authorized cumulative repurchases of up to 24 million shares of common stock. During the six months ended June 30, 2007, we repurchased 2.1 million shares at an average price of $24.72 per share under the repurchase plan approved by the Board of Directors on July 17, 2006. We currently have the authority to purchase an additional 0.2 million shares under this plan. On July 16, 2007 the Board of Directors approved a plan to repurchase an additional 5.0 million shares in open market or private transactions as market conditions warrant.

We issued 1.0 million shares of treasury stock during the six months ended June 30, 2007 to accommodate employee stock option exercises. The stock options had exercise prices ranging from $8.70 to $22.70. We received proceeds totaling $12.9 million from the exercise of these stock options during the first six months of 2007.

Dividend Payments

During 2007, ADTRAN has paid cash dividends as follows:

Record Date	Payment Date	Per Share Amount	Total Dividend Paid
February 8, 2007	February 22, 2007	$0.09	$6,236
May 3, 2007	May 17, 2007	$0.09	$6,229

Comprehensive Income

Comprehensive income consists of net income, unrealized foreign currency translation adjustments and unrealized gains and losses on marketable securities.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$19,843	$20,814	$36,771	$37,069
Foreign currency translation gain, net of deferred taxes	284	620	403	372
Net unrealized gains (losses) on available-for-sale securities, net of deferred taxes	1,114	(2,831)	1,940	(3,296)

Total comprehensive income	$21,241	$18,603	$39,114	$34,145

6. EARNINGS PER SHARE

A summary of the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2007 and 2006 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Numerator
Net income	$19,843	$20,814	$36,771	$37,069

Denominator
Weighted average number of shares - basic	68,797	75,324	69,073	75,986
Effect of dilutive securities - stock options	1,470	1,960	1,510	2,112

Weighted average number of shares - diluted	70,267	77,284	70,583	78,098

Net income per share - basic	$0.29	$0.28	$0.53	$0.49
Net income per share - diluted	$0.28	$0.27	$0.52	$0.47

Anti-dilutive options to purchase common stock outstanding were excluded from the above calculations. Anti-dilutive options totaled 2,603 and 2,032 for the three months ended June 30, 2007 and 2006, respectively. Anti-dilutive options totaled 2,672 and 1,955 for the six months ended June 30, 2007 and 2006, respectively.

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

The following table presents information about the sales and gross profit of our reportable segments for the three and six months ended June 30, 2007 and 2006. Asset information by reportable segment is not reported, since ADTRAN does not produce such information internally.

	Three Months Ended
	June 30, 2007		June 30, 2006
	Sales	Gross Profit	Sales	Gross Profit
Carrier Networks	$93,288	$55,243	$94,640	$56,232
Enterprise Networks	30,386	18,316	27,656	16,199

	$123,674	$73,559	$122,296	$72,431

	Six Months Ended
	June 30, 2007		June 30, 2006
	Sales	Gross Profit	Sales	Gross Profit
Carrier Networks	$177,734	$106,032	$175,859	$104,244
Enterprise Networks	56,252	33,317	55,085	32,695

	$233,986	$139,349	$230,944	$136,939

Sales by Geographic Region

The table below presents sales information by geographic region for the three and six months ended June 30, 2007 and 2006.

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
United States	$115,419	$114,697	$217,891	$217,628
International	8,255	7,599	16,095	13,316

Total	$123,674	$122,296	$233,986	$230,944

Sales by Product

In January 2007, we announced we would begin reporting new product categories in order to increase transparency in major product areas. The new product categories are:

•	Loop Access,

•	Carrier Systems, and

•	Business Networking.

Loop Access products are used by carrier and enterprise customers for access to today’s copper-based telecommunications network. Loop Access includes DDS and ISDN Total Reach products, HDSL products including Total Access 3000 based HDSL and TDM-SHDSL products, T1/E1/T3, CSUs/DSUs, and Tracer fixed wireless products.

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

The table below presents sales information by product for the three and six months ended June 30, 2007 and 2006.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Loop Access	$55,003	$55,427	$106,251	$98,687
Carrier Systems	46,491	46,369	86,055	90,420
Business Networking	22,180	20,500	41,680	41,837

Total	$123,674	$122,296	$233,986	$230,944

Additionally, we are providing sub-categories of product revenues for broadband access and optical access products (included in Carrier Systems) and Internetworking products (included in Business Networking) to provide greater transparency into our primary growth areas. Also, we are providing HDSL revenues (included in Loop Access) as a sub-category.

Subcategory revenues included in the above are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Broadband Access (included in Carrier Systems)	$20,163	$21,490	$38,434	$42,492
Optical Access (included in Carrier Systems)	9,833	9,078	18,450	17,502
Internetworking (Netvanta & Multi-service Access Gateways) (included in Business Networking)	13,591	7,599	24,683	16,028
HDSL (does not include T1) (included in Loop Access)	46,319	45,979	90,071	81,643
Other products (included in the above table)	33,768	38,150	62,348	73,279

Total	$123,674	$122,296	$233,986	$230,944

8. LIABILITY FOR WARRANTY RETURNS

Our products generally include warranties of one to ten years for product defects. We accrue for warranty returns based on our estimate of the cost to repair or replace the defective products at the time revenue is recognized. We engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers. Our products continue to become more complex in both size and functionality as many of our product offerings migrate from line card applications to systems products. These products could require more warranty cost to be incurred at the installed location due to their size and complexity, rather than at a manufacturing site or repair depot. This field service obligation, as well as the increasing complexity of our products, will cause warranty incidences, when they arise, to be more costly. Our estimates regarding future warranty obligations may change due to product failure rates, material usage, and other rework costs incurred in correcting a product failure. In addition, from time to time, specific warranty accruals may be recorded if unforeseen problems arise. Should our actual experience relative to these factors be higher than our estimates, we will be required to record additional warranty expense. Alternatively, if we provide for more reserves than we require, we will reverse a portion of such provisions in future periods. The liability for warranty returns totaled $3,231 and $3,045 at June 30, 2007 and December 31, 2006, respectively. These liabilities are included in accrued expenses in the accompanying Consolidated Balance Sheets.

June 30, 2007
Balance at beginning of period	$3,045
Plus: amounts charged to cost and expenses	1,121
Less: deductions	(935)

Balance at end of period	$3,231

9. RELATED PARTY TRANSACTIONS

We employ the law firm of our director emeritus for legal services. All bills for services rendered by this firm are reviewed and approved by our chief financial officer. We believe that the fees for such services are comparable to those charged by other firms for services rendered to us. We paid $30 thousand during each of the three month periods ended June 30, 2007 and 2006 for legal services rendered. We paid $60 thousand during each of the six month periods ended June 30, 2007 and 2006 for legal services rendered.

10. COMMITMENTS AND CONTINGENCIES

We have certain contingent liabilities from time to time from litigation for employment or other matters arising in the normal course of business. Although the outcome of any litigation can never be certain, it is our opinion that the outcome of such contingencies will not materially affect our business, operations, financial condition or cash flows.

We have committed to invest up to an aggregate of $7,850 in two private equity funds, of which $6,772 has been invested to date. The duration of each of these commitments is ten years with $251 expiring in 2010 and $827 expiring in 2012.

11. SUBSEQUENT EVENTS

On July 16, 2007, ADTRAN announced that its board of directors declared a quarterly cash dividend of $0.09 per common share to be paid to stockholders of record at the close of business on August 2, 2007. The payment date will be August 16, 2007. The quarterly dividend payment will be approximately $6.2 million. The board of directors presently anticipates that it will declare a regular quarterly dividend so long as the present tax treatment of dividends exists and adequate levels of liquidity are maintained.

On July 16, 2007, ADTRAN announced that its board of directors had authorized the repurchase of an additional 5.0 million shares of our common stock to commence upon completion of the repurchase plan announced on July 17, 2006. Upon completion of the current plan, under which ADTRAN has the remaining authority to purchase 0.2 million shares, the new plan to repurchase 5.0 million shares will be implemented through open market or private purchases from time to time as conditions warrant.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes that appear elsewhere in this document.

OVERVIEW

On April 26, 2007, ADTRAN elected Chief Executive Officer, Tom Stanton, chairman of our board of directors. Mr. Stanton had been acting Chairman since the death of Chairman and co-founder Mark C. Smith on March 27, 2007. Mr. Stanton has served as our CEO since September 2005 and has been with the company since 1995.

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

Loop Access products are used by carrier and enterprise customers for access to today’s copper-based telecommunications network. Loop Access includes DDS and ISDN Total Reach products, HDSL products including Total Access 3000 based HDSL and TDM-SHDSL products, T1/E1/T3, CSUs/DSUs, and Tracer fixed wireless products.

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

Sales were $123.7 million and $234.0 million for the three and six months ended June 30, 2007 compared to $122.3 million and $230.9 million for the three and six months ended June 30, 2006. Net income was $19.8 million and $36.8 million for the three and six months ended June 30, 2007 compared to $20.8 million and $37.1 million for the three and six months ended June 30, 2006. Earnings per share, assuming dilution, were $0.28 and $0.52 for the three and six months ended June 30, 2007 compared to $0.27 and $0.47 for the three and six months ended June 30, 2006. The results for the six months ended June 30, 2007 included a benefit of $0.9 million in “Provision for Income Taxes” primarily relating to closure of tax audits from prior years and also included a one-time, pre-tax life insurance benefit of $1.0 million. These two items increased earnings per share, assuming dilution, by approximately $0.02 in the six months ended June 30, 2007. The increase in earnings per share for the three and six months ended June 30, 2007 compared to the same periods in 2006 reflects the repurchase of 7.4 million and 2.1 million shares of our stock in 2006 and 2007, respectively.

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

RESULTS OF OPERATIONS – THREE AND SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2006

SALES

ADTRAN’s sales increased 1.1% from $122.3 million in the three months ended June 30, 2006 to $123.7 million in the three months ended June 30, 2007. ADTRAN’s sales increased 1.3% from $230.9 million in the six months ended June 30, 2006 to $234.0 million in the six months ended June 30, 2007. The quarter-over-quarter increase in sales is primarily attributable to an increase in sales of our Business Networking products. Business Networking product sales increased primarily due to growth in sales of Netvanta and IP Business Gateway products partially offset by a decline in traditional integrated access device (IAD) revenues. The increase in sales for the six month period of 2007 compared to the 2006 period is attributable to an increase in sales of our Loop Access products, partially offset by a decline in our Carrier Systems products. Loop Access product sales increased due to improved sales of HDSL products, primarily in the first quarter of 2007. The decrease in Carrier Systems product sales is primarily attributable to a decline in spending at one of our major customers.

Carrier Networks sales decreased 1.4% from $94.6 million in the three months ended June 30, 2006 to $93.3 million in the three months ended June 30, 2007. Carrier Networks sales increased 1.0% from $175.9 million in the six months ended June 30, 2006 to $177.7 million in the six months ended June 30, 2007. The quarter-over-quarter decrease in Carrier Networks sales is primarily attributable to a decline in Broadband Access product sales. The increase in Carrier Network sales for the six month period of 2007 compared to the 2006 period is primarily attributable to an increase in sales of HDSL products.

Enterprise Networks sales increased 9.7% from $27.7 million in the three months ended June 30, 2006 to $30.4 million in the three months ended June 30, 2007 and increased 2.2% from $55.1 million in the six months ended June 30, 2006 to $56.3 million in the six months ended June 30, 2007. The increase in Enterprise Networks sales is primarily attributable to increased sales of Netvanta and IP Business Gateway products, partially offset by a decline in sales of traditional IAD revenues. Enterprise Networks sales as a percentage of total sales increased from 22.6% for the three months ended June 30, 2006 to 24.6% for the three months ended June 30, 2007 and increased from 23.9% for the six months ended June 30, 2006 to 24.1% for the six months ended June 30, 2007.

International sales, which are included in the Carrier Networks and Enterprise Networks amounts discussed above, increased 9.2% from $7.6 million in the three months ended June 30, 2006 to $8.3 million in the three months ended June 30, 2007 and increased 21.1% from $13.3 million in the six months ended June 30, 2006 to $16.1 million in the six months ended June 30, 2007. International sales, as a percentage of total sales, increased from 6.2% for the three months ended June 30, 2006 to 6.7% for the three months ended June 30, 2007, and increased from 5.8% for the six months ended June 30, 2006 to 6.9% for the six months ended June 30, 2007. International sales increased primarily due to improved sales distribution achieved in the Asian Pacific customer base.

COST OF SALES

As a percentage of sales, cost of sales decreased slightly from 40.8% in the three months ended June 30, 2006 to 40.5% in the three months ended June 30, 2007 and from 40.7% in the six months ended June 30, 2006 to 40.4% in the six months ended June 30, 2007. The decrease in cost of sales as a percentage of sales is primarily related to the impact of higher sales volume on cost absorptions and a more favorable product mix.

Carrier Networks cost of sales, as a percent of division sales, increased slightly from 40.6% in the three months ended June 30, 2006 to 40.8% in the three months ended June 30, 2007 and decreased slightly from 40.7% in the six months ended June 30, 2006 to 40.3% in the six months ended June 30, 2007.

Enterprise Networks cost of sales, as a percent of division sales, decreased from 41.4% in the three months ended June 30, 2006 to 39.7% in the three months ended June 30, 2007 and increased slightly from 40.6% in the six months ended June 30, 2006 to 40.8% in the six months ended June 30, 2007. The decrease quarter-over-quarter is primarily related to the impact of higher sales volume on cost absorptions and a more favorable product mix.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased 0.4% from $26.3 million in the three months ended June 30, 2006 to $26.2 million in the three months ended June 30, 2007 and increased 3.1% from $51.0 million in the six months ended June 30, 2006 to $52.6 million in the six months ended June 30, 2007. The increase in selling, general and administrative expenses for the six month period of 2007 compared to 2006 is primarily related to expenses associated with increased domestic and international sales and marketing activities.

Selling, general, and administrative expenses as a percentage of sales decreased slightly from 21.5% in the three months ended June 30, 2006 to 21.2% in the three months ended June 30, 2007 and increased slightly from 22.1% in the six months ended June 30, 2006 to 22.5% in the six months ended June 30, 2007.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased 11.4% from $17.5 million in the three months ended June 30, 2006 to $19.5 million in the three months ended June 30, 2007 and increased 7.7% from $35.2 million in the six months ended June 30, 2006 to $37.9 million in the six months ended June 30, 2007.

As a percentage of sales, research and development expenses increased from 14.3% in the three months ended June 30, 2006 to 15.8% in the three months ended June 30, 2007 and increased from 15.3% in the six months ended June 30, 2006 to 16.2% in the six months ended June 30, 2007. Increases in research and development expenses reflect increased staffing, engineering and testing expense primarily related to customer specific product development activities.

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

INTEREST INCOME

Interest income decreased 11.8% from $3.4 million in the three months ended June 30, 2006 to $3.0 million in the three months ended June 30, 2007 and decreased 14.5% from $6.9 million in the six months ended June 30, 2006 to $5.9 million in the six months ended June 30, 2007. This decrease is primarily related to lower investment balances due to our use of cash to repurchase our stock.

INTEREST EXPENSE

Interest expense on our taxable revenue bond remained relatively constant at $0.6 million in each of the three months ended June 30, 2007 and 2006, and $1.2 million and $1.3 million, respectively in the six month periods ended June 30, 2007 and 2006. See “Liquidity and Capital Resources” below for additional information on our revenue bond.

NET REALIZED INVESTMENT GAIN

Net realized investment gain decreased from $0.5 million in the three months ended June 30, 2006 to $0.2 million in the three months ended June 30, 2007 and decreased from $1.1 million in the six months ended June 30, 2006 to $0.3 million in the six months ended June 30, 2007. These changes primarily resulted from the sale of securities associated with the realignment of our investment portfolio.

OTHER INCOME, NET

Other income, net, comprised primarily of miscellaneous income, gains and losses on foreign currency transactions, investment account management fees and scrap raw material sales, decreased from $0.4 million in the three months ended June 30, 2006 to $0.2 million in the three months ended June 30, 2007 and increased from $0.3 million in the six months ended June 30, 2006 to $0.5 million in the six months ended June 30, 2007.

LIFE INSURANCE PROCEEDS

We realized a non-recurring gain on life insurance proceeds during the first quarter of 2007 of $1.0 million as a result of the death of our co-founder and Chairman of the Board, Mark Smith.

INCOME TAXES

Our effective tax rate decreased from 35.5% in the three months ended June 30, 2006 to 35.2% in the three months ended June 30, 2007 and from 35.8% in the six months ended June 30, 2006 to 33.4% in the six months ended June 30, 2007. The decrease for the six months is primarily due to the first quarter impact of research and development tax credits enacted in late 2006, and therefore available in 2007, and the closure of tax audits from prior years.

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

NET INCOME

As a result of the above factors, net income decreased $1.0 million from $20.8 million in the three months ended June 30, 2006 to $19.8 million in the three months ended June 30, 2007 and decreased $0.3 million from $37.1 million in the six months ended June 30, 2006 to $36.8 million in the six months ended June 30, 2007.

As a percentage of sales, net income decreased from 17.0% in the three months ended June 30, 2006 to 16.0% in the three months ended June 30, 2007 and from 16.1% in the six months ended June 30, 2006 to 15.7% in the six months ended June 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

At June 30, 2007, our cash and cash equivalents of $22.1 million and short-term investments of $152.5 million placed our short-term liquidity at $174.6 million. At December 31, 2006, our cash and cash equivalents of $40.1 million and short-term investments of $99.7 million placed our short-term liquidity in at $139.8 million.

Operating Activities

Our working capital, which consists of current assets less current liabilities, increased from $219.6 million as of December 31, 2006 to $250.6 million as of June 30, 2007. The quick ratio, defined as cash, cash equivalents, short-term investments, and net accounts receivable, divided by current liabilities, increased from 3.97 as of December 31, 2006 to 5.11 as of June 30, 2007. The current ratio, defined as current assets divided by current liabilities, increased from 5.43 as of December 31, 2006 to 6.31 as of June 30, 2007. These liquidity ratios will fluctuate with business growth and as our inventory, accounts payable and income tax position change.

As of December 31, 2006, we had a net income tax receivable of $1.4 million, primarily related to overpayment of estimated taxes as a result of retroactive federal research and development tax credits that were enacted late in 2006. As of June 30, 2007, we had a net income tax payable of $0.1 million, primarily related to current year taxable income.

Net accounts receivable increased 17.0% from December 31, 2006 to June 30, 2007, primarily due to the volume and timing of sales near the end of the current quarter as compared to the fourth quarter of 2006. Our allowance for doubtful accounts remained relatively stable at $0.3 million at June 30, 2007 and $0.2 million at December 31, 2006. Quarterly accounts receivable days sales outstanding (“DSO”) increased 2 days from 47 days as of December 31, 2006 to 49 days as of June 30, 2007. A steady level of shipments and good collection performance throughout a quarter will result in reduced DSO, compared with higher levels of shipments toward the end of the quarter, which results in a shorter amount of time to collect the related accounts receivable and increased DSO.

Quarterly inventory turnover increased from 3.60 turns as of December 31, 2006 to 4.4 turns as of June 30, 2007. Inventory levels at June 30, 2007 decreased 19.4% from December 31, 2006 as production levels were adjusted to correspond with our customers’ product requirements over the first two quarters. Inventory levels will fluctuate as we attempt to maintain sufficient inventory levels to ensure competitive lead times while guarding against the risk of inventory obsolescence that may occur due to rapidly changing technology and customer demand.

Accounts payable decreased 10.2% from December 31, 2006 to June 30, 2007 and accrued expenses increased 20.5% from December 31, 2006 to June 30, 2007. These changes are primarily related to the variations in the timing of payments and increased payroll tax liabilities.

Investing Activities

At June 30, 2007, our long-term investments decreased by 17.3% to $156.8 million from $189.8 million at December 31, 2006. This decrease is primarily attributable to repositioning maturing long-term fixed income investments into short-term fixed income investments.

Restricted investment balances at June 30, 2007 included $49.5 million in a restricted certificate of deposit and $2.8 million in deferred compensation plan assets. Restricted investment balances at December 31, 2006 included $49.5 million invested in a restricted certificate of deposit and $2.6 million of deferred compensation plan assets.

Capital expenditures totaled approximately $3.8 million and $3.5 million for the six months ended June 30, 2007 and 2006, respectively. These expenditures were primarily used for the purchase of computer hardware and software and manufacturing and test equipment.

Financing Activities

In July 2003, our board of directors elected to begin declaring quarterly dividends on our common stock, and anticipates that it will declare a regular quarterly dividend so long as the present tax treatment of dividends exists and adequate levels of liquidity are maintained. During the six months ended June 30, 2007, ADTRAN paid dividends totaling $12.5 million.

Debt

We have amounts outstanding under loans made pursuant to an Alabama State Industrial Development Authority revenue bond (the Bond) which totaled $49.5 million at June 30, 2007 and December 31, 2006. Included in long-term investments are restricted funds in the amount of $49.5 million at June 30, 2007 and December 31, 2006, which is a collateral deposit against the principal amount of the Bond. The Bond matures on January 1, 2020, and bears interest at the rate of 5% per annum. In conjunction with this program, we are eligible to receive certain economic incentives from the state of Alabama that reduce the amount of payroll withholdings we are required to remit to the state for those employment positions that qualify under this program.

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

Off-Balance Sheet Arrangements and Contractual Obligations

We do not have off-balance sheet financing arrangements and have not engaged in any related party transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources. During the six months ended June 30, 2007, there have been no material changes in contractual obligations and commercial commitments from those discussed in our most recent Form 10-K filed on February 28, 2007. We have committed to invest up to an aggregate of $7.9 million in two private equity funds, of which $6.8 million has been invested to date. The duration of each of these commitments is ten years with $0.3 million expiring in 2010 and $0.8 million expiring in 2012.

Stock Repurchase Program

During the six months ended June 30, 2007, we repurchased 2.1 million shares at an average price of $24.72 per share under the repurchase plan approved by our Board of Directors on July 17, 2006. We have the authority to purchase an additional 0.2 million shares under this plan. During 2006, we repurchased 7.4 million shares at an average price of $22.96 per share.

On July 16, 2007, ADTRAN announced that its board of directors had authorized the repurchase of an additional 5.0 million shares of our common stock to commence upon completion of the repurchase plan announced on July 17, 2006. Upon completion of the current plan, under which ADTRAN has the remaining authority to purchase 0.2 million shares, the new plan to repurchase 5.0 million shares will be implemented through open market or private purchases from time to time as conditions warrant.

We issued 1.0 million shares of treasury stock for $12.9 million during the six months ended June 30, 2007 to accommodate employee stock option exercises. During 2006, we issued 0.4 million shares of treasury stock for $4.4 million to accommodate employee stock option exercises.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth ADTRAN's repurchases or deemed repurchases (swaps) of its common stock for the months indicated.

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2007 – April 30, 2007	270,000		$25.74		270,000	1,340,356
May 1, 2007 – May 31, 2007	1,167,030		$25.84		1,167,030	173,326
June 1, 2007 – June 30, 2007	1,363	(2)	$26.06	(2)	—	173,326

Total	1,438,393				1,437,030

(1)	On July 17, 2006, ADTRAN’s Board of Directors approved the repurchase of up to 5,000,000 shares of its common stock. This plan is being implemented through open market purchases from time to time as conditions warrant.
(2)	1,363 shares delivered to ADTRAN as payment of the exercise price for employee stock options. None of the transactions with respect to these shares were made in the open market. The average price paid per share with respect to these transactions is based on the closing price of the common stock on the NASDAQ Global Market on the date of the transaction.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2007 Annual Meeting of Stockholders of ADTRAN was held on May 8, 2007. Proxies with regard to the matters voted upon at the Annual Meeting were solicited under Regulation 14A of the Securities Exchange Act of 1934, as amended. Set forth below is a brief description of each matter voted upon at the Annual Meeting and the results of voting on each such matter.

(a)	Election of each director named below to serve until the next Annual Meeting of Stockholders. There was no solicitation in opposition to any of the nominees listed in the proxy statement, and all of the nominees were elected.

Nominees	Votes
	For	Withheld
Thomas R. Stanton	63,065,952	1,114,039
James E. Matthews	61,709,203	2,470,788
H. Fenwick Huss	63,963,947	216,044
William L. Marks	63,390,635	789,356
Balan Nair	63,957,943	222,048
Roy J. Nichols	63,392,038	787,953

(a)	Ratification of the appointment of PricewaterhouseCoopers LLP as ADTRAN’s independent registered public accounting firm for 2007.

Votes
For	Against	Abstain
63,526,305	643,829	9,856

ITEM 6.	EXHIBITS

Exhibits.

Exhibit No.	Description
31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADTRAN, INC.
(Registrant)

Date: August 1, 2007	/s/ James E. Matthews
James E. Matthews
Senior Vice President – Finance,
Chief Financial Officer, Treasurer,
and Secretary

EXHIBIT INDEX

Exhibit No.	Description
31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications