Form 10-Q
period 2007-09-30
ADTRAN INC
filed 2007-11-02
CIK 926282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2007

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

Large Accelerated Filer  ☒    Accelerated Filer  ☐    Non-accelerated Filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date:

Class	Outstanding at October 30, 2007
Common Stock, $.01 Par Value	66,351,563 shares

ADTRAN, INC.

Quarterly Report on Form 10-Q

For the Three and Nine Months Ended September 30, 2007

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADTRAN, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$32,850	$40,147
Short-term investments	137,192	99,700
Accounts receivable, less allowance for doubtful accounts of $336 at September 30, 2007 and $210 at December 31, 2006	69,300	56,769
Other receivables	4,367	7,481
Income tax receivable, net	—	1,446
Inventory, net	47,874	53,117
Prepaid expenses	2,001	2,590
Deferred tax assets, net	7,619	7,915

Total current assets	301,203	269,165

Property, plant and equipment, net	77,312	80,194
Deferred tax assets, net	890	—
Other assets	503	534
Long-term investments	130,694	189,765

Total assets	$510,602	$539,658

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$28,553	$30,321
Unearned revenue	5,395	5,802
Accrued expenses	4,729	3,827
Accrued wages and benefits	7,611	9,579
Income tax payable, net	62	—

Total current liabilities	46,350	49,529

Deferred tax liabilities, net	—	694
Other non-current liabilities	8,218	4,667
Bonds payable	48,500	48,812

Total liabilities	103,068	103,702

Commitments and contingencies (see Note 10)

Stockholders’ Equity
Common stock, par value $0.01 per share; 200,000 shares authorized; 79,652 shares issued at September 30, 2007 and December 31, 2006	797	797
Additional paid-in capital	163,122	152,162
Accumulated other comprehensive income	6,462	2,696
Retained earnings	539,851	513,515
Less treasury stock at cost: 12,888 shares at September 30, 2007 and 10,180 shares at December 31, 2006	(302,698)	(233,214)

Total stockholders’ equity	407,534	435,956

Total liabilities and stockholders’ equity	$510,602	$539,658

See notes to consolidated financial statements

ADTRAN, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Sales	$123,821	$132,650	$357,807	$363,594
Cost of sales	49,703	54,015	144,340	148,020

Gross profit	74,118	78,635	213,467	215,574

Selling, general and administrative expenses	25,335	25,911	77,966	76,942
Research and development expenses	18,735	18,346	56,639	53,581

Operating income	30,048	34,378	78,862	85,051

Interest income	2,842	3,370	8,756	10,281
Interest expense	(631)	(633)	(1,876)	(1,900)
Net realized investment gain	240	55	508	1,129
Other income, net	203	93	700	442
Life insurance proceeds	—	—	1,000	—

Income before provision for income taxes	32,702	37,263	87,950	95,003

Provision for income taxes	(11,249)	(13,055)	(29,726)	(33,726)

Net income	$21,453	$24,208	$58,224	$61,277

Weighted average shares outstanding – basic	67,526	71,688	68,554	74,537

Weighted average shares outstanding – diluted	68,872	73,478	70,009	76,550

Earnings per common share – basic	$0.32	$0.34	$0.85	$0.82

Earnings per common share – diluted	$0.31	$0.33	$0.83	$0.80

Dividend per share	$0.09	$0.09	$0.27	$0.27

See notes to consolidated financial statements

ADTRAN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$58,224	$61,277
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,049	8,225
Amortization of net premium on available-for-sale investments	1,664	2,489
Gain on sale of long-term investments	(508)	(1,325)
Loss on disposal of property, plant and equipment	64	68
Stock-based compensation expense	6,740	6,094
Deferred income taxes	(3,090)	(2,140)
Tax benefits from stock option exercises	4,220	1,380
Excess tax benefits from stock-based compensation arrangements	(3,132)	(860)
Changes in operating assets and liabilities:
Accounts receivable, net	(12,531)	(7,252)
Other receivables	3,114	(3,857)
Income tax receivable, net	1,446	—
Inventory, net	5,243	3,477
Prepaid expenses and other assets	620	(152)
Accounts payable	(1,580)	9,285
Accrued expenses and other liabilities	598	(4,759)
Income tax payable, net	352	858

Net cash provided by operating activities	69,493	72,808

Cash flows from investing activities:
Purchases of property, plant and equipment	(5,231)	(4,822)
Proceeds from sales and maturities of available-for-sale investments	177,572	255,325
Purchases of available-for-sale investments	(152,310)	(247,849)
Acquisition of business	—	(400)

Net cash provided by investing activities	20,031	2,254

Cash flows from financing activities:
Proceeds from stock option exercises	15,045	3,764
Purchases of treasury stock	(96,599)	(141,616)
Dividend payments	(18,628)	(20,389)
Payments on long-term debt	(500)	(500)
Excess tax benefits from stock-based compensation arrangements	3,132	860

Net cash used in financing activities	(97,550)	(157,881)

Net decrease in cash and cash equivalents	(8,026)	(82,819)
Effect of exchange rate changes	729	406
Cash and cash equivalents, beginning of period	40,147	112,794

Cash and cash equivalents, end of period	$32,850	$30,381

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

Revision of Classification of Treasury Stock Losses

During the three months ended June 30, 2007, we identified a cumulative understatement of additional paid-in capital and a corresponding overstatement of retained earnings resulting from losses incurred at the re-issuance of treasury shares from stock option exercises. These cumulative amounts were $15.2 million as of March 31, 2007 and $10.6 million as of December 31, 2006. We believe these amounts are not material to the consolidated financial statements for the periods affected and as a result, we have revised these amounts for the periods presented. These reclassifications have no effect on previously reported total assets, total liabilities, net stockholders’ equity, net income or cash flow.

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

As required, we analyze our uncertain tax positions on a “more likely than not” basis. This type of analysis requires estimates and assumptions to be made by management and is based on information available at that time. These estimates and assumptions may change as new information becomes available. There was no material change in our liability for unrecognized tax positions for the three and nine month periods ended September 30, 2007, and we do not foresee any events in the next twelve months that would significantly change this liability balance. In addition, we have been audited by the Internal Revenue Service through the 2004 tax year and by the State of Alabama through the 2005 tax year.

3. STOCK-BASED COMPENSATION

The following table summarizes the stock-based compensation expense related to stock options under SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R), for the three and nine months ended September 30, 2007 and 2006, which was allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Stock-based compensation expense included in cost of sales	$96	$90	$283	$260

Selling, general and administrative expense	1,023	992	3,222	2,952
Research and development expense	1,086	983	3,235	2,882

Stock-based compensation expense included in operating expenses	2,109	1,975	6,457	5,834

Total stock-based compensation expense	2,205	2,065	6,740	6,094
Tax benefit for expense associated with non-qualified options	(263)	(261)	(679)	(774)

Total stock-based compensation expense, net of tax	$1,942	$1,804	$6,061	$5,320

The fair value of ADTRAN’s options was estimated using the Black-Scholes Model. The determination of the fair value of stock options on the date of grant using the Black-Scholes Model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables that may have a significant impact on the fair value estimate.

The significant weighted-average assumptions relating to the valuation of ADTRAN’s stock options and the value of options granted for the three and nine months ended September 30, 2007 and 2006, respectively, are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Expected volatility	44.37%	48.63%	45.55%	49.05%
Risk-free interest rate	4.97%	5.02%	4.75%	4.91%
Expected dividend yield	1.32%	1.76%	1.39%	1.42%
Expected life (in years)	5.05	5.02	5.06	4.69
Weighted-average estimated value	$11.11	$8.62	$10.69	$10.91

Stock-based compensation expense recognized in our Consolidated Statements of Income for the three and nine months ended September 30, 2007 is based on options ultimately expected to vest, and has been reduced for estimated forfeitures. Estimated forfeitures were based upon historical experience and approximate 3.0% annually.

As of September 30, 2007, total compensation cost related to non-vested stock options not yet recognized was approximately $11.4 million, which is expected to be recognized over an average remaining recognition period of 2.1 years using the ratable single-option approach.

The following schedule summarizes the activity in our stock-based compensation plans for the nine months ended September 30, 2007:

	Number of Options	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life In years	Aggregate Intrinsic Value
Options outstanding, December 31, 2006	7,019	$18.58	5.51	$40,896
Options granted	45	$25.98
Options cancelled/forfeited	(401)	$27.08
Options exercised	(1,179)	$12.81

Options outstanding, September 30, 2007	5,484	$19.26	5.55	$30,537

Options exercisable, September 30, 2007	3,758	$16.48	4.30	$29,867

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (the difference between ADTRAN’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2007. The aggregate intrinsic value will change based on the fair market value of ADTRAN’s stock. The total pre-tax intrinsic value of options exercised during the three and nine month periods ended September 30, 2007 was $2.1 million and $14.2 million, respectively.

4. INVENTORY

At September 30, 2007 and December 31, 2006, inventory consisted of the following:

	September 30, 2007	December 31, 2006
Raw materials	$30,246	$30,136
Work in progress	2,774	4,870
Finished goods	21,539	25,153
Inventory reserves	(6,685)	(7,042)

Inventory, net	$47,874	$53,117

5. STOCKHOLDERS’ EQUITY

A summary of the changes in stockholders’ equity for the nine months ended September 30, 2007 is as follows:

Stockholders’ Equity
Balance, December 31, 2006	$435,956
Net income	58,224
Dividend payments	(18,628)
Net unrealized gains on marketable securities (net of deferred taxes)	3,037
Unrealized foreign currency translation (net of deferred taxes)	729
Adoption of FIN 48	(1,190)
Exercise of stock options	15,045
Income tax benefit from exercise of stock options	4,220
Stock-based compensation	6,740
Purchase of treasury stock	(96,599)

Balance, September 30, 2007	$407,534

Stock Repurchase Program

Since 1997, our Board of Directors has approved multiple share repurchase programs that have authorized open market repurchase transactions. As of September 30, 2007, the Board of Directors had authorized cumulative repurchases of up to 29 million shares of our common stock. During the nine months ended September 30, 2007, we repurchased 3.9 million shares of our common stock at an average price of $24.87 per share. We currently have the authority to purchase an additional 3.4 million shares of our common stock under the plan approved by the Board of Directors on July 16, 2007.

We issued 1.2 million shares of treasury stock during the nine months ended September 30, 2007 to accommodate employee stock option exercises. The stock options had exercise prices ranging from $8.70 to $22.70. We received proceeds totaling $15.0 million from the exercise of these stock options during the first nine months of 2007.

Dividend Payments

During 2007, ADTRAN has paid cash dividends as follows:

Record Date	Payment Date	Per Share Amount	Total Dividend Paid
February 8, 2007	February 22, 2007	$0.09	$6,236
May 3, 2007	May 17, 2007	$0.09	$6,229
August 2, 2007	August 16, 2007	$0.09	$6,163

Comprehensive Income

Comprehensive income consists of net income, unrealized foreign currency translation adjustments and unrealized gains and losses on marketable securities.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$21,453	$24,208	$58,224	$61,277
Foreign currency translation gain, net of deferred taxes	326	33	729	405
Net unrealized gains (losses) on available-for-sale securities, net of deferred taxes	1,097	982	3,037	(2,314)

Total comprehensive income	$22,876	$25,223	$61,990	$59,368

6. EARNINGS PER SHARE

A summary of the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2007 and 2006 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Numerator
Net income	$21,453	$24,208	$58,224	$61,277

Denominator
Weighted average number of shares - basic	67,526	71,688	68,554	74,537
Effect of dilutive securities – stock options	1,346	1,790	1,455	2,013

Weighted average number of shares - diluted	68,872	73,478	70,009	76,550

Net income per share - basic	$0.32	$0.34	$0.85	$0.82
Net income per share - diluted	$0.31	$0.33	$0.83	$0.80

Anti-dilutive options to purchase common stock outstanding were excluded from the above calculations. Anti-dilutive options totaled 2.2 million and 2.1 million for the three months ended September 30, 2007 and 2006, respectively. Anti-dilutive options totaled 2.6 million and 2.0 million for the nine months ended September 30, 2007 and 2006, respectively.

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

The following table presents information about the sales and gross profit of our reportable segments for the three and nine months ended September 30, 2007 and 2006. Asset information by reportable segment is not reported, since ADTRAN does not produce such information internally.

	Three Months Ended
	September 30, 2007		September 30, 2006
	Sales	Gross Profit	Sales	Gross Profit
Carrier Networks	$93,090	$55,136	$101,466	$58,892
Enterprise Networks	30,731	18,982	31,184	19,743

	$123,821	$74,118	$132,650	$78,635

	Nine Months Ended
	September 30, 2007		September 30, 2006
	Sales	Gross Profit	Sales	Gross Profit
Carrier Networks	$270,824	$161,808	$277,325	$163,136
Enterprise Networks	86,983	51,659	86,269	52,438

	$357,807	$213,467	$363,594	$215,574

Sales by Geographic Region

The table below presents sales information by geographic region for the three and nine months ended September 30, 2007 and 2006.

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
United States	$116,021	$124,552	$333,912	$342,180
International	7,800	8,098	23,895	21,414

Total	$123,821	$132,650	$357,807	$363,594

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

The table below presents sales information by product for the three and nine months ended September 30, 2007 and 2006.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Loop Access	$56,282	$59,053	$162,533	$157,740
Carrier Systems	44,587	50,049	130,642	140,469
Business Networking	22,952	23,548	64,632	65,385

Total	$123,821	$132,650	$357,807	$363,594

Additionally, we are providing sub-categories of product revenues for broadband access and optical access products (included in Carrier Systems) and Internetworking products (included in Business Networking) to provide greater transparency into our primary growth areas. Also, we are providing HDSL revenues (included in Loop Access) as a sub-category.

Subcategory revenues included in the above are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Broadband Access (included in Carrier Systems)	$18,241	$23,870	$56,675	$66,362
Optical Access (included in Carrier Systems)	13,854	10,122	32,304	27,624
Internetworking (NetVanta & Multi-service Access Gateways) (included in Business Networking)	14,462	9,162	39,145	25,190
HDSL (does not include T1) (included in Loop Access)	47,196	49,563	137,267	131,206
Other products (included in the above table)	30,068	39,933	92,416	113,212

Total	$123,821	$132,650	$357,807	$363,594

8. LIABILITY FOR WARRANTY RETURNS

Our products generally include warranties of one to ten years for product defects. We accrue for warranty returns based on our estimate of the cost to repair or replace the defective products at the time revenue is recognized. We engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers. Our products continue to become more complex in both size and functionality as many of our product offerings migrate from line card applications to systems products. These products could require more warranty cost to be incurred at the installed location due to their size and complexity, rather than at a manufacturing site or repair depot. This field service obligation, as well as the increasing complexity of our products, may cause warranty incidences, when they arise, to be more costly. Our estimates regarding future warranty obligations may change due to product failure rates, material usage, and other rework costs incurred in correcting a product failure. In addition, from time to time, specific warranty accruals may be recorded if unforeseen problems arise. Should our actual experience relative to these factors be higher than our estimates, we will be required to record additional warranty expense. Alternatively, if we provide for more reserves than we require, we will reverse a portion of such provisions in future periods. The liability for warranty returns totaled $3.1 million and $3.0 million at September 30, 2007 and December 31, 2006, respectively. These liabilities are included in accrued expenses in the accompanying Consolidated Balance Sheets.

September 30, 2007
Balance at beginning of period	$3,045
Plus: amounts charged to cost and expenses	1,498
Less: deductions	(1,394)

Balance at end of period	$3,149

9. RELATED PARTY TRANSACTIONS

We employ the law firm of our director emeritus for legal services. All bills for services rendered by this firm are reviewed and approved by our chief financial officer. We believe that the fees for such services are comparable to those charged by other firms for services rendered to us. We paid $30 thousand during each of the three month periods ended September 30, 2007 and 2006 for legal services rendered. We paid $90 thousand during each of the nine month periods ended September 30, 2007 and 2006 for legal services rendered.

10. COMMITMENTS AND CONTINGENCIES

We have certain contingent liabilities from time to time from litigation for employment or other matters arising in the normal course of business. Although the outcome of any litigation can never be certain, it is our opinion that the outcome of such contingencies will not materially affect our business, operations, financial condition or cash flows.

We have committed to invest up to an aggregate of $7.8 million in two private equity funds, and we have contributed $7.2 million to date, of which $6.8 million has been applied toward this commitment. The duration of each of these commitments is ten years with $0.2 million expiring in 2010 and $0.8 million expiring in 2012. As of September 30, 2007, we have received distributions related to these two private equity funds of $5.1 million. These investments are carried at cost, net of distributions, and are included in long-term investments in the accompanying Consolidated Balance Sheets. The outstanding balance of these investments was $2.1 million and $3.1 million at September 30, 2007 and December 31, 2006, respectively.

11. SUBSEQUENT EVENTS

On October 15, 2007, ADTRAN announced that its Board of Directors declared a quarterly cash dividend of $0.09 per common share to be paid to stockholders of record at the close of business on November 1, 2007. The payment date will be November 15, 2007. The quarterly dividend payment will be approximately $6.0 million. The Board of Directors presently anticipates that it will declare a regular quarterly dividend so long as the present tax treatment of dividends exists and adequate levels of liquidity are maintained.

In October 2007, ADTRAN repurchased 0.4 million shares of its common stock through open market purchases at an average cost of $22.83 per share and has the authority to repurchase an additional 3.0 million shares under the plan approved by the Board of Directors on July 16, 2007.

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

Business Networking products provide enterprises access to today’s telecommunication networks and facilitate networking capabilities for voice and data. Business Networking includes integrated access devices (IAD) and Internetworking products. Internetworking products include IP access routers, Ethernet switches, IP PBX products, and multi-service access gateways.

Sales were $123.8 million and $357.8 million for the three and nine months ended September 30, 2007 compared to $132.7 million and $363.6 million for the three and nine months ended September 30, 2006. Net income was $21.5 million and $58.2 million for the three and nine months ended September 30, 2007 compared to $24.2 million and $61.3 million for the three and nine months ended September 30, 2006. Earnings per share, assuming dilution, were $0.31 and $0.83 for the three and nine months ended September 30, 2007 compared to $0.33 and $0.80 for the three and nine months ended September 30, 2006. The results for the nine months ended September 30, 2007 included a benefit of $0.9 million in “Provision for Income Taxes” primarily relating to closure of tax audits from prior years and also included a one-time, pre-tax life insurance benefit of $1.0 million. These two items increased earnings per share, assuming dilution, by approximately $0.02 in the nine months ended September 30, 2007. Earnings per share for the three and nine months ended September 30, 2007 compared to the same periods in 2006 reflect the repurchase of 7.4 million and 3.9 million shares of our stock in 2006 and 2007, respectively.

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

RESULTS OF OPERATIONS – THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006

SALES

ADTRAN’s sales decreased 6.7% from $132.7 million in the three months ended September 30, 2006 to $123.8 million in the three months ended September 30, 2007. ADTRAN’s sales decreased 1.6% from $363.6 million in the nine months ended September 30, 2006 to $357.8 million in the nine months ended September 30, 2007. The quarter-over-quarter decrease in sales is primarily attributable to a decrease in sales of our Carrier Systems products. Carrier Systems product sales decreased primarily due to a decline in Broadband Access product revenues, driven largely by reduced spending levels at two carrier customers. Partially offsetting this decline was an increase in Optical Access product revenues due to market share gains across a broad range of customers. Business Networking product sales decreased quarter-over-quarter due to a decline in traditional IAD product revenues that was largely offset by an increase in Internetworking product revenues, driven by the strong performance of the NetVanta product category. Loop Access product sales decreased quarter-over-quarter primarily due to a decline in HDSL product revenues, driven largely by an overall decrease in spending levels at a large carrier customer. The decrease in sales for the nine month period of 2007 compared to the 2006 period is primarily attributable to a decrease in sales of our Carrier Systems products, partially offset by an increase in Loop Access product sales. The decrease in Carrier Systems product sales is primarily attributable to a decline in Broadband Access product revenues, driven largely by a decline in spending at two of our major customers. Loop Access product revenues increased due to improved sales of HDSL products, primarily in the first quarter of 2007.

Carrier Networks sales decreased 8.3% from $101.5 million in the three months ended September 30, 2006 to $93.1 million in the three months ended September 30, 2007. Carrier Networks sales decreased 2.3% from $277.3 million in the nine months ended September 30, 2006 to $270.8 million in the nine months ended September 30, 2007. The quarter-over-quarter decrease in Carrier Networks sales is primarily attributable to a decline in Broadband Access, Time Division Multiplex (TDM) and HDSL product revenues, partially offset by an increase in Optical Access product revenues. The decrease in Carrier Network sales for the nine month period of 2007 compared to the 2006 period is primarily attributable to a decline in Broadband Access and TDM product revenues, partially offset by an increase in sales of our Optical Access and HDSL products.

Enterprise Networks sales decreased 1.6% from $31.2 million in the three months ended September 30, 2006 to $30.7 million in the three months ended September 30, 2007 and increased 0.8% from $86.3 million in the nine months ended September 30, 2006 to $87.0 million in the nine months ended September 30, 2007. The quarter-over-quarter decrease in Enterprise Networks sales is primarily attributable to a decline in sales of traditional IAD products, partially offset by increased sales of Internetworking products. The increase in Enterprise Network sales for the nine month period of 2007 compared to the 2006 period is primarily attributable to increased sales of Internetworking products, partially offset by a decline in sales of traditional IAD products. Enterprise Networks sales as a percentage of total sales increased from 23.5% for the three months ended September 30, 2006 to 24.8% for the three months ended September 30, 2007 and increased from 23.7% for the nine months ended September 30, 2006 to 24.3% for the nine months ended September 30, 2007.

International sales, which are included in the Carrier Networks and Enterprise Networks amounts discussed above, decreased 3.7% from $8.1 million in the three months ended September 30, 2006 to $7.8 million in the three months ended September 30, 2007 and increased 11.7% from $21.4 million in the nine months ended September 30, 2006 to $23.9 million in the nine months ended September 30, 2007. International sales, as a percentage of total sales, increased from 6.1% for the three months ended September 30, 2006 to 6.3% for the three months ended September 30, 2007, and increased from 5.9% for the nine months ended September 30, 2006 to 6.7% for the nine months ended September 30, 2007. International sales for the nine month period of 2007 compared to the 2006 period increased primarily due to improved sales in our Asia Pacific customer base.

COST OF SALES

As a percentage of sales, cost of sales decreased slightly from 40.7% in the three months ended September 30, 2006 to 40.1% in the three months ended September 30, 2007 and from 40.7% in the nine months ended September 30, 2006 to 40.3% in the nine months ended September 30, 2007. The decrease in cost of sales as a percentage of sales is primarily related to lower material costs, including lower costs associated with obsolete inventory, and a more favorable product mix.

Carrier Networks cost of sales, as a percent of division sales, decreased from 42.0% in the three months ended September 30, 2006 to 40.8% in the three months ended September 30, 2007 and decreased slightly from 41.2% in the nine months ended September 30, 2006 to 40.3% in the nine months ended September 30, 2007. These decreases were primarily related to the lower material costs and a more favorable product mix.

Enterprise Networks cost of sales, as a percent of division sales, increased from 36.7% in the three months ended September 30, 2006 to 38.2% in the three months ended September 30, 2007 and increased from 39.2% in the nine months ended September 30, 2006 to 40.6% in the nine months ended September 30, 2007. These increases were primarily related to changes in product mix.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased 2.3% from $25.9 million in the three months ended September 30, 2006 to $25.3 million in the three months ended September 30, 2007 and increased 1.4% from $76.9 million in the nine months ended September 30, 2006 to $78.0 million in the nine months ended September 30, 2007. The quarter-over-quarter decrease in selling, general and administrative expenses is primarily related to a decrease in international sales and marketing expenses. The increase in selling, general and administrative expenses for the nine month period of 2007 compared to the 2006 period is primarily related to expenses associated with increased domestic sales and marketing activities.

Selling, general, and administrative expenses as a percentage of sales increased from 19.5% in the three months ended September 30, 2006 to 20.4% in the three months ended September 30, 2007 and increased from 21.2% in the nine months ended September 30, 2006 to 21.8% in the nine months ended September 30, 2007.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased 2.2% from $18.3 million in the three months ended September 30, 2006 to $18.7 million in the three months ended September 30, 2007 and increased 5.6% from $53.6 million in the nine months ended September 30, 2006 to $56.6 million in the nine months ended September 30, 2007.

As a percentage of sales, research and development expenses increased from 13.8% in the three months ended September 30, 2006 to 15.1% in the three months ended September 30, 2007 and increased from 14.7% in the nine months ended September 30, 2006 to 15.8% in the nine months ended September 30, 2007. Increases in research and development expenses reflect increased staffing, engineering and testing expense primarily related to customer specific product development activities.

ADTRAN expects to continue to incur research and development expenses in connection with its new and existing products and its expansion into international markets. ADTRAN continually evaluates new product opportunities and engages in intensive research and product development efforts. ADTRAN expenses all product research and development costs as incurred. As a result, ADTRAN may incur significant research and development expenses prior to the receipt of revenues from a major new product group or market expansion.

INTEREST INCOME

Interest income decreased 17.6% from $3.4 million in the three months ended September 30, 2006 to $2.8 million in the three months ended September 30, 2007 and decreased 14.6% from $10.3 million in the nine months ended September 30, 2006 to $8.8 million in the nine months ended September 30, 2007. These decreases are primarily related to a decrease in our investment balances, resulting from stock repurchases, which were partially offset by an increase in market interest rates earned on our investments.

INTEREST EXPENSE

Interest expense on our taxable revenue bond remained relatively constant at $0.6 million in each of the three months ended September 30, 2007 and 2006, and $1.9 million in the nine month periods ended September 30, 2007 and 2006. See “Liquidity and Capital Resources” below for additional information on our revenue bond.

NET REALIZED INVESTMENT GAIN

Net realized investment gain increased from $0.1 million in the three months ended September 30, 2006 to $0.2 million in the three months ended September 30, 2007 and decreased from $1.1 million in the nine months ended September 30, 2006 to $0.5 million in the nine months ended September 30, 2007. These changes primarily resulted from the realignment of our investment portfolio.

OTHER INCOME, NET

Other income, net, comprised primarily of miscellaneous income, gains and losses on foreign currency transactions, investment account management fees and scrap raw material sales, increased from $0.1 million in the three months ended September 30, 2006 to $0.2 million in the three months ended September 30, 2007 and increased from $0.4 million in the nine months ended September 30, 2006 to $0.7 million in the nine months ended September 30, 2007.

LIFE INSURANCE PROCEEDS

We realized a non-recurring gain on life insurance proceeds of $1.0 million during the first quarter of 2007 as a result of the death of our co-founder and then Chairman of the Board, Mark Smith.

INCOME TAXES

Our effective tax rate decreased from 35.0% in the three months ended September 30, 2006 to 34.4% in the three months ended September 30, 2007 and from 35.5% in the nine months ended September 30, 2006 to 33.8% in the nine months ended September 30, 2007. The decrease for the nine months is primarily due to the impact of research and development tax credits enacted late in 2006, and therefore available in 2007, and the closure of tax audits from prior years.

Additionally, the recognition of stock-based compensation expense associated with the adoption of SFAS No. 123 (revised 2004), Share-Based Payment, (SFAS 123R), has created unfavorable permanent differences that must be considered when calculating the effective tax rate for the year. These unfavorable differences are related to the portion of stock-based compensation for which a tax deduction is not generally available (incentive stock options). Disqualifying dispositions of these incentive stock options will give rise to a tax deduction and a favorable permanent difference in the period of exercise. However, we cannot estimate when, or guarantee that, disqualifying dispositions will occur.

NET INCOME

As a result of the above factors, net income decreased $2.7 million from $24.2 million in the three months ended September 30, 2006 to $21.5 million in the three months ended September 30, 2007 and decreased $3.1 million from $61.3 million in the nine months ended September 30, 2006 to $58.2 million in the nine months ended September 30, 2007.

As a percentage of sales, net income decreased from 18.2% in the three months ended September 30, 2006 to 17.4% in the three months ended September 30, 2007 and from 16.9% in the nine months ended September 30, 2006 to 16.3% in the nine months ended September 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

At September 30, 2007, our cash and cash equivalents of $32.8 million and short-term investments of $137.2 million placed our short-term liquidity at $170.0 million. At December 31, 2006, our cash and cash equivalents of $40.1 million and short-term investments of $99.7 million placed our short-term liquidity in at $139.8 million.

Operating Activities

Our working capital, which consists of current assets less current liabilities, increased from $219.6 million as of December 31, 2006 to $254.9 million as of September 30, 2007, primarily as a result of long-term investments maturing to short-term investments. The quick ratio, defined as cash, cash equivalents, short-term investments, and net accounts receivable, divided by current liabilities, increased from 3.97 as of December 31, 2006 to 5.16 as of September 30, 2007. The current ratio, defined as current assets divided by current liabilities, increased from 5.43 as of December 31, 2006 to 6.50 as of September 30, 2007. These liquidity ratios will fluctuate with business growth and as our inventory, accounts payable and income tax position change.

As of December 31, 2006, we had a net income tax receivable of $1.4 million, primarily related to overpayment of estimated taxes as a result of retroactive federal research and development tax credits that were enacted late in 2006. As of September 30, 2007, we had a net income tax payable of $0.1 million, primarily related to current year taxable income.

Net accounts receivable increased 22.1% from December 31, 2006 to September 30, 2007, primarily due to the volume and timing of sales near the end of the current quarter as compared to the fourth quarter of 2006. Our allowance for doubtful accounts remained relatively stable at $0.3 million at September 30, 2007 and $0.2 million at December 31, 2006. Quarterly accounts receivable days sales outstanding (“DSO”) increased four days from 47 days as of December 31, 2006 to 51 days as of September 30, 2007. A steady level of shipments and good collection performance throughout a quarter will result in reduced DSO, compared with higher levels of shipments toward the end of the quarter, which results in a shorter amount of time to collect the related accounts receivable and increased DSO.

Quarterly inventory turnover increased from 3.60 turns as of December 31, 2006 to 4.40 turns as of September 30, 2007. Inventory levels at September 30, 2007 decreased 9.9% from December 31, 2006 as production levels were adjusted to correspond with our customers’ product requirements over the first three quarters. Inventory levels will fluctuate as we attempt to maintain sufficient inventory levels to ensure competitive lead times while guarding against the risk of inventory obsolescence that may occur due to rapidly changing technology and customer demand.

Accounts payable decreased 5.8% from December 31, 2006 to September 30, 2007 and accrued expenses increased 23.6% from December 31, 2006 to September 30, 2007. The change in accounts payable is primarily related to variations in the timing of payments. The change in accrued expenses is primarily related to property taxes which have been accrued at September 30, 2007 and will be remitted during the fourth quarter of 2007.

Investing Activities

At September 30, 2007, our long-term investments decreased by 31.1% to $130.7 million from $189.8 million at December 31, 2006. This decrease is primarily attributable to repositioning maturing long-term fixed income investments into short-term fixed income investments.

Restricted investment balances at September 30, 2007 included $49.5 million in a restricted certificate of deposit and $3.0 million in deferred compensation plan assets. Restricted investment balances at December 31, 2006 included $49.5 million invested in a restricted certificate of deposit and $2.6 million of deferred compensation plan assets.

Capital expenditures totaled approximately $5.2 million and $4.8 million for the nine months ended September 30, 2007 and 2006, respectively. These expenditures were primarily used for the purchase of computer hardware and software and manufacturing and test equipment.

Financing Activities

In July 2003, our Board of Directors elected to begin declaring quarterly dividends on our common stock, and anticipates that it will declare a regular quarterly dividend so long as the present tax treatment of dividends exists and adequate levels of liquidity are maintained. During the nine months ended September 30, 2007, ADTRAN paid dividends totaling $18.6 million.

Debt

We have amounts outstanding under loans made pursuant to an Alabama State Industrial Development Authority revenue bond (the Bond) which totaled $49.0 million at September 30, 2007 and $49.5 million at December 31, 2006. Included in long-term investments are restricted funds in the amount of $49.5 million at September 30, 2007 and December 31, 2006, which is a collateral deposit against the principal amount of the Bond. The Bond matures on January 1, 2020, and bears interest at the rate of 5% per annum. In conjunction with this program, we are eligible to receive certain economic incentives from the state of Alabama that reduce the amount of payroll withholdings we are required to remit to the state for those employment positions that qualify under this program.

We are required to make payments in the amounts necessary to pay the principal and interest on the amounts currently outstanding. Due to continued positive cash flow from operating activities, we made a business decision to begin an early partial redemption of the Bond, as evidenced by a $0.5 million principal payment in both the third quarter of 2007 and 2006. It is our intent to make annual principal payments of between $0.5 million and $5.0 million per year in addition to the interest amounts that are due. In connection with this decision, $0.5 million of the Bond debt has been reclassified to a current liability in the Consolidated Balance Sheet.

Stock Repurchase Program

During the nine months ended September 30, 2007, we repurchased 3.9 million shares of our common stock at an average price of $24.87 per share under the repurchase plans approved by our Board of Directors. Since 1997, our Board of Directors has approved multiple share repurchase programs that have authorized open market repurchase transactions. We have the authority to purchase an additional 3.4 million shares of our common stock under the plan approved by the Board of Directors on July 16, 2007. During 2006, we repurchased 7.4 million shares of our common stock at an average price of $22.96 per share.

We issued 1.2 million shares of treasury stock for $15.0 million during the nine months ended September 30, 2007 to accommodate employee stock option exercises. During 2006, we issued 0.4 million shares of treasury stock for $4.4 million to accommodate employee stock option exercises.

Off-Balance Sheet Arrangements and Contractual Obligations

We do not have off-balance sheet financing arrangements and have not engaged in any related party transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources. During the nine months ended September 30, 2007, there have been no material changes in contractual obligations and commercial commitments from those discussed in our most recent Form 10-K filed on February 28, 2007.

We have committed to invest up to an aggregate of $7.8 million in two private equity funds, and we have contributed $7.2 million to date, of which $6.8 million applies toward this commitment. The duration of each of these commitments is ten years with $0.2 million expiring in 2010 and $0.8 million expiring in 2012. As of September 30, 2007, we have received distributions related to these two private equity funds of $5.1 million. These investments are carried at cost, net of distributions, and are included in long-term investments in the accompanying Consolidated Balance Sheets. The outstanding balance of these investments was $2.1 million and $3.1 million at September 30, 2007 and December 31, 2006, respectively.

We intend to finance our operations with cash flows from operations. We have used, and expect to continue to use, the cash generated from operations for working capital, purchases of treasury stock, dividend payments, and other general corporate purposes, including (i) product development activities to enhance our existing products and develop new products and (ii) expansion of sales and marketing activities. We believe our cash and cash equivalents, investments and cash generated from operations to be adequate to meet our operating and capital needs for the foreseeable future.

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

•	The lengthy approval process required by Incumbent Local Exchange Carriers (ILECs) and other carriers could result in fluctuations in our revenues.

•	Our dependence on a limited number of suppliers may prevent us from delivering our products on a timely basis, which could have a material adverse effect on customer relations and operating results.

•	Increased sales volume in international markets could result in increased costs or loss of revenue due to factors inherent in these markets.

•	Our success depends, in part, on our ability to reduce the selling prices of succeeding generations of our products.

•	Our failure to maintain rights to intellectual property used in our business could adversely affect the development, functionality and commercialization of our products.

•	Continued consolidation and deterioration in the competitive service provider market could result in a significant decrease in our revenue.

•	We depend on distributors who maintain inventories of our products. If the distributors reduce their inventories of these products, our sales could be adversely affected.

•	If we are unable to successfully develop relationships with system integrators, service providers, and enterprise value added resellers, our sales may be negatively affected.

•	Our success depends, in part, on attracting and retaining key personnel.

•	The price of our common stock has been volatile and may continue to fluctuate significantly.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth ADTRAN’s repurchases or deemed repurchases (swaps) of its common stock for the months indicated.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2007 – July 31, 2007	1,000	(2)	$26.03	—	5,173,326
August 1, 2007 – August 31, 2007	1,769,806		$25.04	1,769,806	3,403,520
September 1, 2007 – September 30, 2007	—		—	—	3,403,520

Total	1,770,806			1,769,806

(1)	On July 17, 2006, ADTRAN’s Board of Directors approved the repurchase of up to 5,000,000 shares of its common stock, under which ADTRAN had the remaining authority to purchase 173,326 shares as of June 30, 2007. On July 16, 2007, ADTRAN’s Board of Directors approved additional repurchases of up to 5,000,000 shares of its common stock. This plan is being implemented through open market purchases from time to time as conditions warrant.
(2)	1,000 shares delivered to ADTRAN as payment of the exercise price for employee stock options. None of the transactions with respect to these shares were made in the open market. The average price paid per share with respect to these transactions is based on the closing price of the common stock on the NASDAQ Global Market on the date of the transaction.

ITEM 6. EXHIBITS

Exhibits.

Exhibit No.	Description
31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADTRAN, INC.
(Registrant)

Date: November 2, 2007	/s/ James E. Matthews
James E. Matthews
Senior Vice President – Finance,
Chief Financial Officer, Treasurer,
and Secretary

EXHIBIT INDEX

Exhibit No.	Description
31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications