Form 10-K
period 2007-12-31
ADTRAN INC
filed 2008-02-28
CIK 926282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to

Commission file number 0-24612

ADTRAN, Inc.

(Exact name of registrant as specified in its charter)

Delaware	63-0918200
(State of Incorporation)	(I.R.S. Employer Identification Number)

901 Explorer Boulevard Huntsville, Alabama 35806-2807	(256) 963-8000
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on which Registered
Common Stock, par value $0.01 per share	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒     No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Securities Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer  ☒    Accelerated Filer  ☐    Non-accelerated Filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant on June 30, 2007 was $1,771,007,711 based on a closing market price of $25.97 as quoted on the NASDAQ Global Select Market. There were 64,265,720 shares of common stock outstanding as of February 22, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 6, 2008 are incorporated herein by reference in Part III.

ADTRAN, Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2007

-i-

PART I

ITEM 1.	BUSINESS

Overview

ADTRAN, Inc. designs, manufactures, markets and services network access solutions for communications networks. Our solutions are widely deployed by providers of telecommunications services (serviced by our Carrier Networks Division), and small and mid-sized businesses and enterprises (serviced by our Enterprise Networks Division), and enable voice, data, video and Internet communications across copper, fiber and wireless networks. Many of these solutions are currently in use by every major United States service provider and many global ones, as well as by many public, private and governmental organizations worldwide.

We were incorporated under the laws of Delaware in November 1985, and commenced operations in January 1986. We are headquartered in Cummings Research Park in Huntsville, Alabama. The mailing address at our headquarters is 901 Explorer Boulevard, Huntsville, Alabama, 35806. The telephone number at that location is (256) 963-8000.

Products and Services

We maintain two operating divisions based on our product and service offerings: the Carrier Networks Division and the Enterprise Networks Division. These divisions serve two distinct markets and support sales in the United States and in other countries around the world, operating as two reportable segments. In 2007, sales of Carrier Networks products accounted for 75.1% of revenue, while sales of Enterprise Networks products accounted for 24.9%. Sales to countries outside of the United States are included in these aggregate divisional figures, but when accounted for separately, comprise 8.3% of total revenue. For more financial information about these divisions and geographic areas, see Note 9 to the Consolidated Financial Statements included in this report.

Our Carrier Networks division provides products used by service providers to deliver voice, data and video services from their equipment, whether it is located in a central office or remote terminal location, to a customer’s premises. Our Enterprise Networks division provides products used by enterprise customers to construct voice, data and video networks within the customer’s site or among distributed sites. Our combined product portfolio for both divisions consists of approximately 1,700 high-speed network access and communication devices. In both service provider and enterprise networks, these products are used primarily, but not exclusively, in the “last mile,” or local loop, of a service provider’s network, and in local area networks on a customer’s premises. The last mile is that segment of the network that connects end-user subscribers to a service provider’s closest facility by either copper or fiber. Local area networks are that segment connecting routers, switches, PCs, printers, phones, faxes, and other communications devices within a given building or campus. Our products typically connect two ends of a circuit and serve to transmit, route, and/or switch the data, voice, and/or video traffic traveling across that circuit. The bandwidth requirements of the circuit, along with the type of technology being used, determine the type of equipment needed.

Both of our divisions are positioned with product and service offerings that compete in many segments of the global telecommunications industry and, specifically, in the areas of Ethernet and Internet Protocol (IP) based networks. As networks migrate to IP based architectures, ADTRAN® has strengthened its technologies in its primary growth areas: Broadband Access, Optical Access and Internetworking.

For a discussion of risks associated with our products see “Risk Factors – We must continue to update and improve our products and develop new products in order to compete and to keep pace with improvements in telecommunications technology”, and “Risk Factors – If our products do not interoperate with our customers’ networks, installations will be delayed or cancelled and could harm our business”, in Item 1A of this report.

Network Access Infrastructure for Advanced Services

Networks are continuing to undergo a fundamental shift from voice-centric technologies to data-centric technologies, and converged networks are being implemented to address both voice and data requirements in the business network. When voice was the dominant type of traffic in the network, networks were engineered to carry voice, integrating data into the architecture as necessary. Today, data is becoming the dominant traffic type, and networks are evolving to increase bandwidth and transport data, voice and video in an integrated architecture. As networks migrate toward integrated communications and entertainment services, carriers and businesses alike are transitioning their networks to packet-based technologies, such as Ethernet and IP. We are well positioned to support both existing services and newer advanced services.

We develop, market, and support high-speed network access solutions for use across IP, Asynchronous Transfer Mode (ATM), and Time Division Multiplexed (TDM) architectures in both wireline and wireless network applications. Our solutions are used to deploy new broadband networks and to upgrade slower, established networks using copper, fiber, and wireless technologies both in the United States and abroad.

In January 2007, we announced we would begin reporting new product categories in order to increase transparency in major product areas. These product categories are:

•	Loop Access

•	Carrier Systems, and

•	Business Networking.

Loop Access products are used by carrier and enterprise customers for access to today’s copper-based telecommunications network. The Loop Access category includes products such as Digital Data Service (DDS) and Integrated Services Digital Network (ISDN) (Total Reach®) products, High bit-rate Digital Subscriber Line (HDSL) products including Total Access® 3000 based HDSL and Time Division Multiplexed-Symmetrical HDSL (TDM-SHDSL) products, T1/E1/T3, Channel Service Units/Data Service Units (CSUs/DSUs), and TRACER® fixed wireless products.

Carrier Systems products are used by telecommunications service providers to provide last mile access in support of data, voice and video services to consumers and enterprises. The Carrier Systems category includes our broadband access products comprising Digital Subscriber Line Access Multiplexer (DSLAM) products, Total Access® 5000 multi-access and aggregation platform products, and Fiber-To-The-Node (FTTN) products. Our broadband access products are used by service providers to deliver high speed Internet access, Voice over Internet Protocol (VoIP), IPTV, and/or Ethernet services from central office or remote terminal locations to customer premises. The Carrier Systems category also includes our optical access products. These products consist of optical access multiplexers including our family of OPTI products. Optical access products are used to deliver higher bandwidth services, or to aggregate large numbers of low bandwidth services for transportation across fiber optic infrastructure. Total Access® 1500 systems, 303 concentrator products, M13 multiplexer products and wireless network backhaul products are also included in the Carrier Systems product category.

Business Networking products provide enterprises access to today’s telecommunication networks and facilitate networking capabilities for voice, data and video networks. The Business Networking category includes integrated access devices (IAD) and Internetworking products. Internetworking products consist of our NetVanta® product lines, including IP access routers, Ethernet switches, Internet security/firewall appliances, IP Private Branch Exchange (PBX) products, Carrier Ethernet Network Terminating Equipment (NTE) and IP Business Gateways.

Additionally, we are providing subcategory product revenues for our primary growth areas of Broadband Access, Optical Access and Internetworking products, as well as subcategory product revenue for HDSL and all other products.

See Note 9 of Notes to the Consolidated Financial Statements in this report for further information regarding the new product categories.

Carrier Networks

As carrier services evolve to next generation networks, our Carrier Networks Division delivers copper and fiber-based solutions that enable these services. Our customer base includes all of the major United States incumbent local exchange carriers (ILECs), many independent operating companies, competitive local exchange carriers (CLECs), major international carriers and wireless service providers. We have focused on opportunities in North America, with increasing emphasis on expanding into the Asia-Pacific region, Canada, Latin America and Europe, the Middle East and Africa (EMEA).

Services enabled using our systems include traditional voice services, VoIP, IP Television (IPTV), high speed Internet access (HSIA) and data services based upon frame relay, TDM, ATM, and Ethernet networks, connecting the network with user components such as switches, routers, IADs, PBX and key telephone systems. ADTRAN devices, deployed at the business site, are enabling carriers to provide Ethernet services to small and mid-size businesses (SMBs). Our solutions provide a complete end-to-end solution for carriers that allow them to reuse their existing copper infrastructure, lowering their overall costs to deploy advanced Ethernet services to SMBs.

Today’s telecommunications networks are transitioning from traditional TDM and circuit-switched technology to IP-based packet networks that offer services such as high speed Internet access, VoIP, and IPTV. We design solutions that allow service providers to leverage existing network assets, by providing a migration path to new broadband technologies and services.

Competition from cable and wireless providers has forced the traditional wireline service providers to react with price incentives, service bundling, and network investments and modifications. To offer higher speed DSL services in support of delivering Internet access and IPTV, the carriers are “shortening” copper loop lengths in order to increase bandwidth and gain a competitive advantage.

Our multiservice access and aggregation platform (MSAP) and outside plant DSLAM products are used to shorten copper loop lengths so that wireline providers can deliver higher-speed network services. With these platforms, wireline providers can offer higher Internet access speeds as well as VoIP and IPTV. ADTRAN optical technologies also enable subscriber access solutions for FTTN and Fiber-To-The-Home (FTTH) architectures. Many ADTRAN platforms offer Gigabit Ethernet capability, increasing rates within the access network.

Advanced IP Services

For wireline service providers, our broadband access products provide the ability to increase bandwidth and improve the quality of services to customers. These products are used in high-density central office applications, along with lower density applications that include remote terminals and outside plant deployments. Also, these products are available in models that are temperature hardened for use in harsh, outside plant environments and provide support for legacy ATM networks as well as Ethernet for delivering advanced IP services. In 2007, our Total Access® 5000 multiservice access and aggregation platform was involved in multiple field trials for certification in service provider networks. These products bridge the gap between existing and next-generation networks by supporting emerging services such as IPTV and VoIP across both copper and fiber interfaces while simultaneously supporting legacy services including basic telephone service and DS1.

Additionally, we offer an optical access platform designed to support network bandwidths up to OC-48 (2.5 Gbps), which provides a migration strategy toward an IP network. Optical access equipment is used by wireless and wireline service providers to expand network capacity in the last mile, to upgrade their networks to support next-generation services, and to improve backhaul efficiency. This enables service providers to more efficiently handle network traffic by consolidating multiple circuits into a single facility.

Voice and Data Services

HDSL is a common technique for delivering bandwidth at rates of 1.544 Mbps (known as the DS1 or T1 rate) for both infrastructure support and business customer services. The T1 interface is universally accepted throughout the United States, and HDSL is the most common method of delivering the T1 interface in nearly every application. ADTRAN’s HDSL products are manufactured in varying configurations for use in every major DS1 deployment platform for voice and data services.

High-speed Business-Class Services

SHDSL products were developed to provide symmetrical solutions for the transport of high-speed business-class services. The International Telecommunications Union (ITU), Alliance for Telecommunications Industry Solutions (ATIS) and the European Telecommunications Standards Institute (ETSI) have established standards for 2-wire and 4-wire SHDSL solutions.

We contributed significantly to ITU, ATIS and ETSI SHDSL standards. Because of this involvement, we delivered the industry’s first SHDSL customer device. Our SHDSL products, like many of our products, are standards-based, which ensures interoperability with other standards-based products.

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

Ethernet over Copper Services

As demand grows for mid-rate (2-40 Mbps) Ethernet services worldwide, the service providers have seen a need to deliver these Ethernet services over copper in addition to fiber. To enable this, enhancements in SHDSL technology (eSHDSL) have been developed to increase the rate delivered per copper pair up to 5 Mbps and to bond pairs together (G.bond) to offer rates not attainable over a single pair. Ethernet over Copper (EoCu) technology uses eSHDSL and G.bond to deliver these mid-rate Ethernet services over several (typically one to eight) “bonded” pairs. ADTRAN has EoCu solutions that enable our carrier customers to deploy high speed Ethernet services in places where fiber deployments are not currently available and new construction is not cost effective. ADTRAN has also developed solutions that allow service providers to deliver Ethernet services over their existing TDM (EoTDM) infrastructure. ADTRAN’s dominant position in DS1 delivery technology (HDSL) allows us to have a unique advantage in our ability to integrate EoCu and EoTDM into a comprehensive Ethernet access solution for service providers.

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

We also offer a set of solutions that provide backhaul transport over fiber and copper facilities for mobile wireless networks. These products are designed to optimize network performance and perform bandwidth management functions. Our OPTI product family is a SONET/SDH based platform delivering DS1, DS3, OC-3, OC-12, OC-48, and Ethernet connectivity to cellular sites. The MX family of multiplexers delivers DS1, DS3, and Ethernet services offering full DS0 control and visibility. These multiplexers also perform the function of merging 28 DS1 (1.544 Mbps) circuits onto a single DS3 (45 Mbps) circuit. These devices are used to provide cable management and simplified network operations for a service provider’s network. These devices provide a migration path from TDM systems to Ethernet/IP networks and also support techniques for ‘bonding’ multiple physical circuits into a single virtual circuit.

Loop Deployment

We offer a line of plug-in transmissions, repeater, extensions, and termination devices for T1, E1, ISDN and DDS services in a variety of form factors to fit our customers’ needs. These products extend digital services over twisted copper pairs, and include diagnostic tools to aide carriers in resolving service delivery issues.

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

Enterprise Networks

Our Enterprise Networks Division specializes in internetworking solutions to help SMBs implement high-speed voice, data, Internet, and video connectivity over wide and local area networks. Domestic and global businesses, academic organizations, and distributed enterprises with multiple sites use these products to implement high-speed communications between geographically dispersed locations or employees. These products are typically installed in equipment rooms, switching closets, or on desktops of users, and help to connect headquarters, branch offices, telecommuters, and mobile users to corporate information resources.

Marketed under the brand name NetVanta®, these products include: integrated switch-routers; managed Layer 2 and Layer 3 Fast Ethernet, Gigabit, and Power over Ethernet (PoE) switches; IP access routers; IP Business Gateways; Internet security appliances; and VoIP phone systems. The Enterprise Network products typically replace or connect to the user’s equipment, such as telephones, PBXs, fax machines, computers, and videoconferencing gear. These products deliver high speed connectivity, ranging from 56/64 Kbps to one gigabit over wireline, fiber, and wireless facilities. Products range from simple, single-circuit termination units to more complex IADs, Ethernet switches, switch-routers, access routers, multiplexers, Virtual Private Network (VPN) devices, and firewalls. Functionality ranges from low-cost, unmanaged devices to modular, remotely manageable devices. Emergency service restoration is offered for a number of platforms.

Our equipment permits customers to satisfy the connectivity needs of many applications (data, voice, videoconferencing, or combined data/voice). Customers can usually obtain all the necessary equipment from ADTRAN to support different geographic locations in their wide area networks using multiple transmission technologies. In local area networks requiring switching, routing, and VPN, the customer can also usually obtain all the necessary equipment from us. Many of the products available from the Enterprise Networks Division have applications in service provider networks as well. These products are typically installed by the service provider at the customer premises as part of a bundled service package.

We consider the SMB networking market to be businesses with 1,000 or fewer employees and distributed enterprises to be businesses with multiple sites, each housing 1,000 or less employees. These businesses use our internetworking products to implement a converged, cost-efficient, high-speed network for voice, data and Internet services. Our products include Ethernet switches, integrated switch-routers, fixed port routers, multiservice access routers, IP Business Gateways and VPN/Internet security appliances.

We view the development and implementation of a centralized operating system as critical to our success in internetworking markets. As such, the ADTRAN Operating System (AOS) is incorporated into our internetworking product lines, simplifying product development efforts and shortening time to market for new products and features. It also offers LAN-to-WAN integration, ensuring common configuration practices, policies, protection schemes, and management interfaces enterprise-wide. NetVanta® switches, routers, and integrated switch-routers are fully VoIP enabled.

IP Access Routing

ADTRAN access routers move data between networked computers over public or private IP, Frame Relay, or leased-line infrastructures. These devices include features to route traffic between multiple destinations, secure the network against cyber attacks, secure the privacy of data as it is transported across the Internet, and restore communications in the event of equipment or network failure. ADTRAN access routers provide Internet access and interconnect corporate locations over IP, Frame Relay, Point to Point Protocol, MultiProtocol Label Switching, or leased-line infrastructures, then route data to a destination LAN computer.

Our NetVanta® router products include multiservice access routers, modular access routers, fixed-port routers, and integrated switch-routers. All of these products are VoIP-ready with end-to-end quality of service, provide secure network connections using a firewall, protect data as it is transported across the Internet using VPN, restore communications in the event of equipment or network failure and provide growth for future applications.

IP Business Gateways for Hosted PBX and VoIP

ADTRAN IP business gateways are used to deliver service provider VoIP applications. These products offer a single, cost-effective platform for delivering hosted PBX, Internet, and other VoIP services to business customers. With this functionality, service provider customers can quickly enable their networks for VoIP deployment, lowering their communications costs. VoIP represents an important revenue opportunity for service providers seeking to add new, more attractive service offerings in order to retain and expand their subscriber base.

ADTRAN IP business gateways combine the voice functionality of our IADs with IP routing, security and quality of service features required for VoIP networks. These solutions allow carriers to expedite deployments of VoIP, Session Initiation Protocol trunking and hosted PBX applications to small, medium, and large enterprise customers.

The Total Access® 900 and 900e Series allow ILECs and CLECS to implement IP network architecture for hosted VoIP service offerings. In 2007, we further developed our IP business gateways for higher bandwidth customer applications. These products incorporate networking features into a single system to deliver IP voice, high speed internet, and higher-capacity data networking, without the traditional expense and delays of a multi-box installation.

These solutions reduce telecommunications costs by collapsing multiple voice and data circuits into a lower cost architecture. This convergence, the integration of multiple technologies into a single service or platform, also simplifies network administration and enables new features and services. These IP business gateways also incorporate the AOS, providing network management capabilities for hosted deployments.

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

Service and Support

In addition to our product portfolio, we offer technical support services to help ensure that we are responsive to our customers who have deployed networking and infrastructure solutions. We provide pre- and post-sales telephone technical support and a variety of training options. We offer installation and maintenance services designed to protect customers’ networks from unnecessary downtime. ADTRAN Custom Extended Services, which we refer to as “ACES”, guarantees priority access to technical support engineers and on- site product replacement in as few as four hours, depending on the service plan selected. Our service and support offerings are available to customers in both our Carrier Networks and Enterprise Networks Division.

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

ILECs and most other service providers require product approval prior to adopting a vendor’s products for use in their networks. We are involved in a constant process of submitting new and succeeding generations of products for approval and ADTRAN products are widely deployed in these service provider networks. However, we cannot be certain that we will obtain these approvals in the future, or that sales of these products will continue to occur. Further, any attempt by an ILEC or other service provider to seek out additional or alternative suppliers, or to undertake, as permitted under applicable regulations, the production of these products internally, could have a material adverse effect on our operating results.

Customers within our Enterprise Networks Division are classified as end users, and include a large number of private and public organizations in numerous vertical markets. The markets most often include: finance, retail, food service, government, education, healthcare, manufacturing, military, transportation, hospitality, and energy/utility. However, because the majority of the products from this division are sold through indirect sales channels, we reach those end user customers through a network of partners. These partners are comprised of several large technology distributors and numerous value-added resellers, as described in “Distribution, Sales and Marketing” below.

Our major customers include the following:

AT&T Inc.	Tech Data Corporation
Embarq Corporation	Verizon Communications, Inc.
Ingram Micro, Inc.	Walker and Associates, Inc.
Qwest Communications International	Windstream Communications

Single customers comprising more than 10% of our revenue in 2007 include AT&T Inc. at 23%, Embarq Corporation at 12%, Verizon Communications, Inc. at 12% and Qwest Communications International at 13%. The revenues from all of these customers are reported in both the Carrier Networks and Enterprise Networks segments. No other customer accounted for 10% or more of our sales in 2007.

For a discussion of risks associated with customers, service providers and approval processes, see “Risk Factors – We depend heavily on sales to certain customers; the loss of any of these customers would significantly reduce our revenues and net income”, “Risk Factors – Consolidation and deterioration in the competitive service provider market could result in a significant decrease in our revenue” and “Risk Factors – The lengthy approval process required by ILEC’s and other service providers could result in fluctuations in our revenue”, in Item 1A of this report.

Distribution, Sales and Marketing

We sell our Carrier Networks products in the United States through a combination of a direct sales organization and a distribution network. Our direct sales organization supports major accounts and has offices located throughout the United States. Sales to most competitive service providers and independent telephone companies are fulfilled through a combination of direct sales and major technology distribution companies such as Embarq Corporation, Windstream Communications and Walker and Associates.

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

The majority of Enterprise Networks products are sold in the United States through a non-exclusive distribution network that consists, at the top level, of several major technology distributors, such as Tech Data, Ingram Micro, Jenne Distributors and Windstream. These organizations then distribute products to an extensive network of value-added resellers, system integrators, and carrier end users.

Value-added resellers and system integrators may be affiliated with us as channel partners, or they may purchase from a distributor in an unaffiliated fashion. Affiliated partners participate with us at various program levels based on sales volume and other factors to receive benefits such as product discounts, co-op advertising funds, technical support, and training. We maintain field offices nationwide to support distributors, value-added resellers and system integrators. The Enterprise Networks Division maintains a direct sales organization to manage our channel partners and generate demand within selected end user accounts.

Outside of the United States, both Carrier and Enterprise products are sold through distribution arrangements customized for each region. Each region is supported by an ADTRAN field office that offers sales and support functions, and in some cases, warehousing and manufacturing support. In some regions, Carrier products are sold to carriers through our direct sales organization.

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

During 2007, 2006, and 2005, product development expenditures totaled $75.4 million, $70.7 million, and $62.7 million, respectively. Because our product development activities are an important part of our strategy and because of rapidly changing technology and evolving industry standards, we expect to sustain, and possibly increase, product development activities each year. To date, all product development costs have been charged to expense when incurred.

We strive to deliver innovative network access solutions that lower the cost of deploying services, increase the level of performance achievable with established infrastructures, reduce operating and capital expense for our customers, increase network bandwidth and functionality, and extend network reach. Our development process is conducted in accordance with ISO 9001, TL 9000, and ISO 14001, which are international standards for quality and environmental management systems.

We develop most of our products internally, although we sometimes license intellectual property rights for use in certain products. Internal development gives us more control over design and manufacturing issues related to our products and closer control over product cost. Our ability to continually reduce product costs is an important part of our overall business strategy. Our product development efforts are often centered on entering a market with improved technology, allowing us to offer products at a price point lower than established market prices. We then compete for market share. We continually re-engineer successive generations of the product to improve margin.

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

Many telecommunications issues, processes, and technologies are governed by standards development organizations (SDOs). These SDOs consist of representatives from various manufacturers, service providers, and testing laboratories working to establish specifications and compliance guidelines for emerging telecommunications technologies. We are an active participant in several SDOs, and have assisted with the development of worldwide standards in many technologies, especially DSL. As a significant contributor to both HDSL2 and SHDSL standards, we developed much of the technology incorporated into these standards.

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

Our efforts in industry standards also extend beyond the copper loop. We continue to be involved in the evolution of Ethernet technology by participating in the Institute of Electrical and Electronics Engineers (IEEE) 802 LAN/MAN standards committee, the ITU-T and the Metro Ethernet Forum (MEF), which are standardizing technologies such as Carrier Ethernet traffic management, RPR, provider networking, Ethernet Operations, Administration and Management (OA&M) and Connectivity Fault Management (CFM). In the past year, we have worked in the SDOs to bring more interoperability between Gigabit Passive Optical Network (GPON) equipment. These efforts have included helping ATIS establish a new subcommittee focusing on optical access networks (NIPP-OAN) and increasing our participation in GPON work in the DSL Forum.

For a discussion of risks associated with our research and development activities, see “Risk Factors – We must continue to update and improve our products and develop new products in order to compete and to keep pace with improvements in telecommunications technology” and “Risk Factors – We do not engage in long-term research and development processes, and as a consequence may miss certain market opportunities enjoyed by larger companies with substantially greater research and development efforts”, in Item 1A of this report.

Manufacturing and Operations

The principal steps in our manufacturing process are the purchase and management of materials, assembly, testing, final inspection, packing, and shipping. We purchase parts and components for the assembly of some products from a large number of suppliers through a worldwide sourcing program. In addition, we have continued to shift to a process of allowing contract manufacturers to purchase the majority of materials that they use in the assembly of our products. Certain key components used in our products are currently available from only one source, and other key components are available from only a limited number of sources. In the past, we have experienced delays in the receipt of certain key components, which has resulted in delays in related product deliveries. We attempt to manage these risks through developing alternative sources, staging inventories at strategic locations, through engineering efforts designed to obviate the necessity of certain components, and by maintaining close personal contact and building long-term relationships with our suppliers.

We rely on subcontractors in Asia for assembly and testing of certain printed circuit board assemblies, sub-assemblies, chassis, enclosures and equipment shelves, and to purchase some of the raw materials used in such assemblies. We typically manufacture our low-volume, high-mix, or complex product assemblies at our manufacturing site in Huntsville, Alabama. We continue to build and test all new product prototypes and initial production units for all products in Huntsville, and then later transfer the production of high-volume, low-mix assemblies to our subcontractors. Subcontract assembly operations can lengthen fulfillment cycle times, but we believe we can respond more rapidly to uncertainties in incoming order rates by selecting assembly subcontractors having significant reserve capacity and flexibility. We have consolidated our subcontractors to two who have proven to be flexible and able to meet our quality requirements.

The reliance on third-party subcontractors for the assembly of our products involves several risks, including the unavailability of, or interruptions in access to, certain process technologies and reduced control over product quality, delivery schedules, transportation, manufacturing yields, and costs. These risks may be exacerbated by economic or political uncertainties, terrorist actions, or by natural pandemics in foreign countries in which our subcontractors are located. We conduct the majority of all transactions with foreign vendors in United States dollars.

Most shipments of products to customers occur from our facilities in Huntsville, Alabama. Our facilities are certified pursuant to the most current releases of ISO9000, TL9000, ISO14001, and certain other telephone company standards, including those relating to emission of electromagnetic energy and safety specifications.

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

Competition

We compete in markets for networking and communications equipment for service providers and businesses, government agencies, and other organizations worldwide. Our products and services support the transfer of data, voice and video across service providers’ copper, fiber and wireless infrastructures, and across wide area networks, local area networks and the Internet.

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

For our Carrier Networks Division, factors influencing the markets in which we currently compete or may compete in the future include:

•	The ability to help the customer solve networking problems within the confines of restrained capital budgets;

•	The ability to offer globally competitive solutions against a different set of competitors than in the United States;

•	The ability to deliver solutions that fit the distributed networking model being deployed by most service providers;

•	The ability to deliver solutions for service provider networks as they increasingly focus on network transformation, convergence and integration of services;

•	The ability to deliver solutions at attractive price points;

•	The ability to deliver reliability and redundancy, especially for higher bandwidth products;

•	The ability to adapt to new network technologies as they evolve;

•	The ability to compete effectively against large firms with greater resources;

•	The ability to deliver products when needed by the customer;

•	The ability to deliver responsive customer service, technical support, and training; and

•	The ability to assist customers requiring pre-assembled, turnkey systems.

Competitors in the Carrier Networks Division include large, established firms such as Alcatel Lucent, Cisco Systems, Fujitsu Limited, Nortel Networks, Huawei, Ericcson, Tellabs and Siemens. There are a number of smaller, specialized firms with which we compete, such as ADC Telecommunications, Carrier Access Corporation, Zhone Technologies, Occam Networks, Calix Networks and other privately held firms.

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

Competitors in the Enterprise Networks area include Cisco Systems, Juniper Networks, Avaya, Nortel Networks, 3Com, Hewlett Packard, Enterasys Networks, Extreme Networks, Allied Telesyn, and other smaller companies. Some of these companies compete in a single product segment, while others compete across multiple product lines.

For further discussion of risks associated with our competition, see “Risk Factors – We must continue to update and improve our products and develop new products in order to compete and to keep pace with improvements in telecommunications technology” and “Risk Factors – We compete in markets that have become increasingly competitive, which may result in reduced gross profit margins and market share”, in Item 1A of this report.

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

Government Regulation

In the United States, our products must comply with various regulations and standards defined by the Federal Communications Commission and Underwriters Laboratories. Products sold internationally may be required to comply with regulations or standards established by telecommunications authorities in various countries, as well as those of certain international bodies. For instance, recent environmental legislation within the European Union (EU) may increase our cost of doing business internationally as we amend our products to comply with these new requirements. The EU has issued a Directive on the restriction of certain hazardous substances in electronic and electrical equipment (RoHS) and enacted the Waste Electrical and Electronic Equipment (WEEE) Directive to mandate the funding, collection, treatment, recycling and recovery of WEEE by producers of electrical or electronic equipment into Europe. We are currently implementing measures to comply with the RoHS Directive and the WEEE Directive as individual countries issue their implementation guidance. Although we believe our products are currently in compliance with domestic and international standards and regulations in countries in which we currently sell, there can be no assurance that we will be able to design our products to comply with evolving standards and regulations in the future. If we fail to obtain timely domestic or foreign regulatory approvals or certification, we may not be able to sell our products where these standards or regulations apply, which may adversely affect our results of operations and financial condition.

Employees

As of December 31, 2007, we had 1,572 full-time employees in the United States and 39 full-time employees in our international subsidiaries, located in Canada, Mexico, Asia Pacific and Europe. Of our total employees, 240 were in sales, marketing and service; 441 were in research and development; 810 were in manufacturing operations and quality assurance; and 120 were in administration. None of our employees are represented by a collective bargaining agreement, nor have we ever experienced any work stoppage. We believe that our relationship with our employees is good.

Intellectual Property

The ADTRAN corporate logo is a registered trademark of ADTRAN. The name “ADTRAN” is a registered trademark of ADTRAN. A number of our product identifiers and names also are registered. We also claim rights to a number of unregistered trademarks.

We have ownership of at least 208 patents related to our products and have approximately 108 additional patents pending. We will continue to seek additional patents from time to time related to our research and development activities. We do not derive any material amount of revenue from the licensing of our patents.

We protect our intellectual property and proprietary rights in accordance with good legal and business practices. We believe, however, that our competitive success will not depend on the ownership of intellectual property, but instead will depend primarily on the innovative skills, technical competence, and marketing abilities of our personnel.

The telecommunications industry is characterized by the existence of an ever-increasing volume of patent litigation and licensing activities. From time to time we receive and may continue to receive notices of claims alleging that we are infringing upon patents or other intellectual property. We cannot predict whether we will prevail in any claims or litigation over alleged infringements, or whether we will be able to license any valid and infringed patents, or other intellectual property, on commercially reasonable terms. It is possible that litigation may result in significant legal costs and judgments. Any intellectual property infringement claims, or related litigation against or by us, could have a material adverse effect on our business and operating results.

For a discussion of risks associated with our intellectual and proprietary rights, see “Risk Factors – Our failure to maintain rights to intellectual property used in our business could adversely affect the development, functionality, and commercial value of our products”, in Item 1A of this report.

Available Information

A copy of this Annual Report on Form 10-K, as well as our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports, are available free of charge on the Internet at our web site, www.adtran.com, as soon as reasonably practicable (generally, within one day) after we electronically file these reports with, or furnish these reports to, the Securities and Exchange Commission (SEC). The reference to our web site address does not constitute incorporation by reference of the information contained on the web site, which information should not be considered part of this document. You may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (www.sec.gov) that contains our reports, proxy and information statements, and other information that we have filed electronically with the SEC.

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

Our operating results have been and will continue to be, subject to quarterly and annual fluctuations as a result of numerous factors. These factors include, but are not limited to:

•	Fluctuations in demand for our products and services, especially with respect to significant network expansion projects undertaken by telecommunications service providers;

•	Continued growth of communications network traffic and the adoption of communication services and applications by enterprise and consumer end users;

•	Changes in sales and implementation cycles for our products and reduced visibility into our customers’ spending plans and associated revenue;

•	Our ability to maintain appropriate inventory levels and purchase commitments;

•	Price and product competition in the communications and networking industries, which can change rapidly due to technological innovation;

•	The overall movement toward industry consolidation among both our competitors and our customers;

•

Our dependence on sales of our products by channel partners, the timing of their replenishment orders, the potential for conflicts and competition involving our channel partners and large end use customers and the potential for consolidation among our channel partners;

•	Variations in sales channels, product cost or mix of products sold;

•	Delays in receiving product acceptance from certain customers as defined under contract, for shipments near the end of a reporting period;

•	Manufacturing and customer lead times;

•	Fluctuations in our gross margin, and the factors that contribute to this as described below;

•	Our ability to achieve targeted cost reductions;

•	The ability of our customers, channel partners, and suppliers to obtain financing or to fund capital expenditures;

•	Our ability to execute on our strategy and operating plans; and

•	Benefits anticipated from our investments in engineering, sales and marketing activities.

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

As a result of the many factors discussed in this report, our revenue for a particular quarter is difficult to predict and will fluctuate from quarter to quarter. Our net sales may grow at a slower rate than in previous quarters or may decline. Our ability to meet financial expectations could also be affected if the variable sales patterns seen in prior quarters recur in future quarters. We have experienced periods of time during which manufacturing issues have delayed shipments, leading to variable shipping patterns. In addition, to the extent that manufacturing issues and any related component shortages result in delayed shipments in the future, and particularly in quarters in which we and our subcontractors are operating at higher levels of capacity, it is possible that revenue for a quarter could be adversely affected, and we may not be able to remediate the conditions within the same quarter.

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

Our exposure to the credit risks of our customers and distributors may make it difficult to collect accounts receivable and could adversely affect our operating results and financial condition.

Most of our sales are on an open credit basis, frequently with payment terms of 30 to 45 days in the United States and typically longer in many geographic markets outside the United States. As our business in international regions expands, ADTRAN’s total accounts receivable balance will likely increase. Our days sales outstanding could also increase as a result of greater mix of international sales. Additionally, international laws may not provide the same degree of protection against defaults on accounts receivable as provided under United States laws governing domestic transactions. Therefore, as our international business grows, we may be subject to higher bad debt expense compared to historical trends. Overall, we monitor individual customer payment capability in granting such open credit arrangements, seek to limit such open credit to amounts we believe the customers can pay, and maintain reserves we believe are adequate to cover exposure for doubtful accounts. In the course of our sales to customers, we may encounter difficulty collecting accounts receivable and could be exposed to risks associated with uncollectible accounts receivable. We may be exposed to similar credit risks relating to collections from distributors of our products, and we apply similar processes to monitor and reserve for any exposures. The impact of sub-prime mortgage defaults spreading to other financial markets could impact certain of our customers’ ability to maintain adequate credit facilities with financial institutions thereby potentially impacting their ability to pay their debts. While we attempt to monitor these situations carefully and attempt to take appropriate measures to collect accounts receivable balances, there are no assurances we can avoid accounts receivable write downs or write off of doubtful accounts. Such write-downs or write-offs could negatively affect our operating results for the period in which they occur, and could potentially have a material adverse effect on our results of operations and financial condition.

We expect gross margin to vary over time, and our level of product gross margin may not be sustainable.

Our level of product gross margins may not be sustainable and may continue to be adversely affected by numerous factors, including:

•	Changes in customer, geographic, or product mix, including the mix of configurations within each product group;

•	Introduction of new products, including products with price-performance advantages;

•	Our ability to reduce product cost;

•	Increases in material or labor cost;

•	Expediting costs incurred to meet customer delivery requirements;

•	Excess inventory and inventory holding charges;

•	Obsolescence charges;

•	Changes in shipment volume;

•	Loss of cost savings due to changes in component pricing or charges incurred due to inventory holding periods if parts ordering does not correctly anticipate product demand;

•	Lower than expected benefits from value engineering;

•	Increased price competition, including competitors from Asia, especially China;

•	Changes in distribution channels;

•	Increased warranty cost;

•	Liquidated damages costs relating to customer contractual terms; and

•	Our ability to manage the impact of foreign currency exchange rate fluctuations relating to pricing to our international customers.

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

Moreover, the introduction of products embodying new technologies, the emergence of new industry standards, or changes in common service provider offerings could adversely affect our ability to sell our products. For instance, we offer a large number of products that apply primarily to the delivery of high-speed digital communications over the local loop utilizing copper wire. We compete favorably with our competitors by developing a high-performance line of these products. We market products that apply to fiber optic transport in the local loop. We expect, however, that use of coaxial cable and mobile wireless access in place of local loop access will increase. Also, non-traditional providers, such as cable television companies, are increasing their presence in the local loop. To meet the requirements of these new delivery systems and to maintain our market position, we may have to develop new products or modify existing products.

Our sales and profitability in the past have, to a significant extent, resulted from our ability to anticipate changes in technology, industry standards and common service provider offerings, and to develop and introduce new and enhanced products. Our continued ability to adapt will be a significant factor in maintaining or improving our competitive position and our prospects for growth. We cannot assure that we will be able to respond effectively to changes in technology, industry standards, common service provider offerings or new product announcements by our competitors. We also cannot assure that we will be able to successfully develop and market new products or product enhancements, or that these products or enhancements will achieve market acceptance. Should the rate of decline in sales of certain traditional TDM based products exceed the rate of market acceptance and growth in sales of our newer IP based products, our revenues may be adversely affected. Any failure by us to continue to anticipate or respond in a cost-effective and timely manner to changes in technology, industry standards, common service provider offerings, or new product announcements by our competitors, or any significant delays in product development or introduction, could have a material adverse effect on our ability to competitively market our products and on our revenues, results of operations and financial condition.

Our products may not continue to comply with the regulations governing their sale, which may harm our business.

In the United States, our products must comply with various regulations and standards defined by the Federal Communications Commission and Underwriters Laboratories. Products sold internationally may be required to comply with regulations or standards established by telecommunications authorities in various countries, as well as those of certain international bodies. For instance, recent environmental legislation within the EU may increase our cost of doing business internationally as we amend our products to comply with these new requirements. The EU has issued a Directive on the restriction of certain hazardous substances in electronic and electrical equipment (RoHS) and enacted the WEEE Directive to mandate the funding, collection, treatment, recycling and recovery of WEEE by producers of electrical or electronic equipment into Europe. We are currently implementing measures to comply with the RoHS Directive and the WEEE Directive as individual countries issue their implementation guidance. Although we believe our products are currently in compliance with domestic and international standards and regulations in countries in which we currently sell, there can be no assurance that we will be able to design our products to comply with evolving standards and regulations in the future. If we fail to obtain timely domestic or foreign regulatory approvals or certification, we may not be able to sell our products where these standards or regulations apply, which may adversely affect our results of operations and financial condition.

If our products do not interoperate with our customers’ networks, installations will be delayed or cancelled and could harm our business.

Our products must interface with existing networks, each of which may have different specifications, utilize multiple protocol standards and incorporate products from other vendors. Many of our customers’ networks contain multiple generations of products that have been added over time as these networks have grown and evolved. Our products may be required to interoperate with many or all of the products within these networks as well as future products in order to meet our customers’ requirements. If we find errors in the existing software or defects in the hardware used in our customers’ networks, we may have to modify our software or hardware to fix or overcome these errors so that our products will interoperate with the existing software and hardware. Such issues may affect our ability to obtain product acceptance from other customers. Implementation of product corrections involving interoperability issues could increase our costs and adversely affect our results of operations.

We do not engage in long-term research and development processes, and as a consequence may miss certain market opportunities enjoyed by larger companies with substantially greater research and development efforts.

Our research and development efforts are focused primarily on the refinement and redefinition of transmission technologies that are currently accepted and commonly practiced. Most of our research and development efforts result in improved applications of technologies for which demand already exists or is latent. We do not, for the most part, engage in long-term speculative research projects that represent a vast departure from the current business practices of our key customers. This includes pioneering new services and participating in advance field trials or demonstration projects for new technologies. Our strategy, while producing a more predictable revenue stream, could result in lost opportunity should a new technology achieve rapid and widespread customer acceptance.

We depend heavily on sales to certain customers; the loss of any of these customers would significantly reduce our revenues and net income.

Historically, a large percentage of our sales have been made to ILECs and major independent telecommunications companies. In 2007, these customers continued to comprise over half of our revenue. As long as the ILECs and other service providers represent such a substantial percentage of our total sales, our future success will significantly depend upon certain factors which are not within our control, including:

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

The lengthy approval process required by ILECs and other service providers could result in fluctuations in our revenue.

In the industry in which we compete, a supplier must first obtain product approval from an ILEC or other service provider to sell its products to them. This process can last from six to 18 months, or longer, depending on the technology, the service provider, and the demand for the product from the service provider’s subscribers. Consequently, we are involved in a constant process of submitting for approval succeeding generations of products, as well as products that deploy new technology or respond to new technology demands from an ILEC or other service provider. We have been successful in the past in obtaining these approvals. However, we cannot be certain that we will obtain these approvals in the future or that sales of these products will continue to occur. Furthermore, the delay in sales until the completion of the approval process, the length of which is difficult to predict, could result in fluctuations of revenue and uneven operating results from quarter to quarter or year to year.

Our strategy of outsourcing a portion of our manufacturing requirements to subcontractors located in Asia may result in us not meeting our cost, quality or performance standards.

We are heavily dependent on two subcontractors for the assembly and testing of certain printed circuit board assemblies, subassemblies, chassis, enclosures and equipment shelves, and the purchase of raw materials used in such assemblies. This reliance involves several risks, including the unavailability of, or interruptions in, access to certain process technologies and reduced control over product quality, delivery schedules, transportation, manufacturing yields, and costs. We may not be able to provide our subcontractors product volumes that are high enough to achieve sufficient cost savings. If shipments fall below forecasted levels, we may incur increased costs or be required to take ownership of inventory. In addition, a significant component of maintaining cost competitiveness is the ability of our subcontractors to adjust their own costs to compensate for possible adverse exchange rate movements. To the extent that the subcontractors are unable to do so, and we are unable to procure alternative product supplies, then our own competitiveness and results of operations could be adversely impaired. These risks may be exacerbated by economic or political uncertainties, terrorist actions or by natural pandemics in the foreign countries in which our subcontractors are located.

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

Certain raw materials and key components used in our products are currently available from only one source, and others are available from only a limited number of sources. The availability of these raw materials and supplies is subject to market forces beyond our control. From time to time, there may not be sufficient quantities of raw materials and supplies in the marketplace to meet customer demand. Many companies utilize the same raw materials and supplies that we do in the production of their products. Companies with more resources than our own may have a competitive advantage in obtaining raw materials and supplies due to greater buying power. These factors can result in reduced supply, higher prices of raw materials, and delays in the receipt of certain of our key components, which in turn may generate increased costs, lower margins, and delays in product delivery, with a corresponding adverse effect on sales, customer relationships, and revenue. Furthermore, due to general economic conditions in the United States and globally, our suppliers may experience financial difficulties, which could result in increased delays, additional costs, or loss of a supplier. We attempt to manage these risks through developing alternative sources, staging inventories at strategic locations, through engineering efforts designed to obviate the necessity of certain components, and by building long-term relationships and close personal contact with each of our suppliers. However, we cannot assure you that delays in or failures of deliveries of key components, either to us or to our contract manufacturers, and consequent delays in product deliveries, will not occur in the future.

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

Our estimates regarding future warranty obligations may change due to product failure rates, shipment volumes, field service obligations and other rework costs incurred in correcting product failures. If our estimates change, the liability for warranty obligations may be increased or decreased, impacting future cost of goods sold.

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

Managing our inventory is complex and may include write-downs of excess or obsolete inventory.

Managing our inventory of components and finished products is complicated by a number of factors, including the need to maintain a significant inventory of certain components that are in short supply or that must be purchased in bulk to obtain favorable pricing or that require long lead times. These issues may result in our purchasing and maintaining significant amounts of inventory, which if not used or expected to be used based on anticipated production requirements, may become excess or obsolete. Any excess or obsolete inventory could also result in sales price reductions and/or inventory write-downs, which could adversely affect our business and results of operations.

Increased sales volume in international markets could result in increased costs or loss of revenue due to factors inherent in these markets.

We are in the process of expanding into international markets, which represented 8.3% of our net sales for 2007, and we anticipate increased sales from these markets. We currently maintain regional sales offices in each of the following cities: Melbourne and Sydney, Australia; Montreal, Quebec and Toronto, Ontario, Canada; Mexico, D.F., Mexico; Hong Kong and Beijing, China; Singapore; Bangkok, Thailand; and Bramley, United Kingdom. A number of factors inherent to these markets expose us to significantly more risk than domestic business, including:

•	local economic and market conditions;

•	exposure to unknown customs and practices;

•	potential political unrest;

•	foreign currency exchange rate exposure;

•	unexpected changes in, or impositions of, legislative or regulatory requirements;

•	less regulation of patents or other safeguards of intellectual property; and

•	difficulties in collecting accounts receivable and local government’s inability to enforce lawful business practices.

Any of these factors, or others of which we are not currently aware, could result in increased costs of operation or loss of revenue to us.

We may be adversely affected by fluctuations in currency exchange rates.

Historically our sales to international customers and purchases from international suppliers have been transacted in United States dollars and therefore we have not entered into foreign currency forward contracts or other hedging instruments. As our international sales increase or as utilization of international suppliers expands, we may transact additional business in currencies other than the United States dollar. As a result, we will be subject to the possibility of greater effects of foreign currency exchange translation on our financial statements. Sales contract commitments and accounts receivable balances based on foreign currency expose us to potential risk of loss as the value of the United States dollar fluctuates over time. In addition, for those countries outside the United States where we have significant sales or significant purchases of supplies, devaluation in the local currency could make our products more expensive for customers to purchase or increase our operating costs, thereby adversely affecting our competitiveness. In the future, we may enter into foreign currency forward contracts or other hedging instruments to protect against reductions in value and the volatility of future cash flows caused by changes in foreign currency exchange rates. If used, the contracts and other hedging instruments will be intended to reduce, but not eliminate, the impact of foreign currency exchange rate movements; therefore, we generally would not anticipate hedging all outstanding foreign currency risk. There can be no assurance that exchange rate fluctuations in the future will not have a material adverse effect on our revenue from international sales, manufacturing costs, results of operations and financial condition.

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

Our future success depends in part upon our proprietary technology. Although we attempt to protect our proprietary technology by contract, trademark, copyright and patent registration, and internal security, these protections may not be adequate. Furthermore, our competitors can develop similar technology independently without violating our proprietary rights. From time to time we receive and may continue to receive notices of claims alleging that we are infringing upon patents or other intellectual property. Any of these claims, whether with or without merit, could result in significant legal fees; divert our management’s time, attention and resources; delay our product shipments; or require us to enter into royalty or licensing agreements. We cannot predict whether we will prevail in any claims or litigation over alleged infringements, or whether we will be able to license any valid and infringed patents, or other intellectual property, on commercially reasonable terms. If a claim of intellectual property infringement against us is successful and we fail to obtain a license or develop or license non-infringing technology, our business, financial condition, and operating results could be affected adversely.

We may incur liabilities or become subject to litigation that would have a material effect on our business.

In the ordinary course of business, we accept purchase orders, and enter into sales and other related contracts, for the marketing, sale, manufacture, distribution, or use of our products and services. We may incur liabilities relating to our performance under such agreements, or which result from damage claims arising from certain events as outlined within the particular contract. While we attempt to structure all agreements to include normal protection clauses, such agreements may not always contain, or be subject to, maximum loss clauses, and liabilities arising from them may result in significant adverse changes to our results of operations and financial condition.

In the ordinary course of business, we may be subject to various legal proceedings and claims, including employment disputes, patent claims, disputes over contract agreements and other commercial disputes. In some cases, claimants seek damages, or other relief, such as royalty payments related to patents, which, if granted, could require significant expenditures. Any such disputes may be resolved before trial, or if litigated, may be resolved in our favor. However the cost of claims sustained in litigation, and costs associated with the litigation process may not be covered by our insurance. When a loss is known or considered probable and the amount can be reasonably estimated, we record a liability in our consolidated financial statements. Such costs, and the demands on management time during such an event, could harm our business and have a material adverse effect on our liquidity, results of operations and financial condition.

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

As part of our sales strategy, we are targeting system integrators (SIs), service providers (SPs), and enterprise value added resellers (VARs). In addition to specialized technical expertise, SIs, SPs and VARs typically offer sophisticated service capabilities that are frequently desired by enterprise customers. In order to expand our distribution channel to include resellers with such capabilities, we must be able to provide effective support to these resellers. If our sales, marketing or service capabilities are not sufficiently robust to provide effective support to such SIs, SPs and VARs, we may not be successful in expanding our distribution model, and current SI, SP and VAR partners may terminate their relationships with us, which would adversely impact our sales and overall results of operations.

If we fail to manage our exposure to worldwide financial and securities markets successfully, our operating results and financial statements could be materially impacted.

We are exposed to financial market risks, including changes in interest rates and prices of marketable equity and fixed-income securities. The primary objective of the large majority of our investment activities is to preserve principal while at the same time achieving appropriate yields without significantly increasing risk. To achieve this objective, a majority of our marketable securities are investment grade municipal fixed-rate bonds, municipal variable rate demand notes, municipal auction rate securities and municipal money market instruments denominated in United States dollars.

We have significant investment in municipal fixed-rate bonds, municipal variable rate demand notes and municipal auction rate securities. Through December 31, 2007, we have not been required to impair any of these investments. However, if the impact of sub-prime mortgage defaults continues to spread to other financial markets, we may experience a reduction in value or loss of liquidity in these investments, which may have an adverse effect on our results of operations, liquidity and financial condition. At December 31, 2007, we had $13.9 million in cash and cash equivalents, $148.4 million in short-term investments and $107.3 million in long-term investments. Fixed rate interest securities may have their market value adversely impacted due to a rise in interest rates, while variable rate securities may produce less income than expected if interest rates fall. Our investments are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by the United States sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit liquidity issues. Consequently, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates.

At December 31, 2007, we held $9.0 million of municipal auction rate securities. Auction rate securities are structured with short-term interest rate reset dates of generally less than ninety days, but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which occurs every seven, 28 or 35 days, investors can sell or continue to hold the securities at par. These securities are subject to fluctuations in fair value depending on the supply and demand at each auction. For the year ended December 31, 2007, and subsequent to December 31, 2007, we have not been required to record any losses relating to municipal auction rate securities, and we have held no municipal auction rate securities since February 7, 2008.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations –Liquidity and Capital Resources” in Item 7, Part II of this report and “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A., Part II of this report for more information about our fixed and variable rate bond investments.

Changes in our effective tax rate or assessments arising from tax audits may have an adverse impact on our results.

We are subject to taxation in various jurisdictions, both domestically and internationally, in which we conduct business. Significant judgment is required in the determination of our provision for income taxes and this determination requires the interpretation and application of complex and sometimes uncertain tax laws and regulations. Our effective tax rate may be adversely impacted by changes in the mix of earnings between jurisdictions with different statutory tax rates, in the valuation of our deferred tax assets, and by changes in tax rules and regulations. For instance, the availability and timing of lapses in the United States research and development tax credit, tax implications of Statement of Financial Accounting Standards No. 123(R) and the adoption of Financial Accounting Standards Board Interpretation No. 48 may add more variability to our future effective tax rates. We currently receive corporate income tax credits under a program administered by the Alabama State Industrial Development Authority in connection with revenue bonds issued to provide funding for expansion of our corporate facilities. We cannot be certain that the state of Alabama will continue to make these corporate income tax credits available; therefore, we may not realize the full benefit of these incentives, which would increase our effective tax rate. In addition, we are subject to examination of our income tax returns by the Internal Revenue Service and various other jurisdictions in which we conduct business. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse affect on our results of operations and financial condition.

Our success depends on attracting and retaining key personnel.

Our business has grown significantly since its inception. Our success is dependent in large part on the continued employment of our executive officers, including Thomas R. Stanton, our Chief Executive Officer, and other key management personnel. The unplanned departure of one or more of these individuals could adversely affect our business. In addition, for ADTRAN to continue as a successful entity we must also be able to attract and retain key engineers and technicians whose expertise helps us maintain competitive advantages. We do not have employment contracts or non-compete agreements with any of our employees. We believe that our future success will depend, in large part, upon our ability to continue to attract, retain, train, and motivate highly-skilled employees who are in great demand. Stock option grants are designed to reward employees for their long-term contributions and to provide incentives for them to remain with us. The provisions of Statement of Financial Accounting Standards No. 123R require us to record significantly increased compensation costs, and may require us to restrict the availability and amount of equity incentives provided to employees. Changes to our overall compensation program, including our stock option incentive program, may also adversely affect our ability to retain key employees. Properly managing our continued growth, avoiding the problems often resulting from such growth and expansion, and continuing to operate in the manner which has proven successful to us to date will be critical to the future success of our business.

While we believe our controls over financial reporting are adequate, a failure to maintain effective internal control over financial reporting as our business expands could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we assess the effectiveness of our internal control over financial reporting as of the end of our fiscal year, and issue a report that states whether or not such internal controls are effective. Compliance with these requirements requires significant cost and the commitment of time and staff resources. Expansion of our business, particularly in international geographies, will necessitate ongoing changes to our internal control systems, processes and information systems. We cannot be certain that as this expansion occurs, our current design for internal control over financial reporting will be sufficient to enable management or our independent registered public accounting firm to determine that our internal controls are effective for any period, or on an ongoing basis. If we or our independent registered public accounting firm are unable to assert that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial statements, which could have an adverse effect on our stock price.

The price of our common stock has been volatile and may continue to fluctuate significantly.

Our common stock is traded on the NASDAQ Global Select Market under the symbol ADTN. Since our initial public offering in August 1994, there has been, and may continue to be, significant volatility in the market for our common stock, based on a variety of factors, including factors listed in this section, some of which are beyond our control.

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

In addition to our facilities listed above, we lease additional office space in the United States and abroad, providing sales and service support for both of our divisions. The leased offices in the United States are located in Chesterfield, MO; Kansas City, MO; Littleton, CO; Irving, TX; and Milford, MI. We also lease one office in each of the following cities: Melbourne and Sydney, Australia; Montreal, Quebec and Toronto, Ontario, Canada; Mexico, D.F., Mexico; Hong Kong and Beijing China; Singapore; Bangkok, Thailand; and Bramley, United Kingdom. These cancelable and non-cancelable leases expire at various times between 2008 and 2013. For more information, see Note 10 of the Notes to Consolidated Financial Statements included in this report.

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

No matter was submitted by ADTRAN to a vote of security holders during the fiscal quarter ended December 31, 2007.

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below, in accordance with General Instruction G (3) of Form 10-K and Instruction 3 of Item 401(b) of Regulation S-K, is certain information regarding the executive officers of ADTRAN. Unless otherwise indicated, the information set forth is as of December 31, 2007.

Thomas R. Stanton	Age 43
2007 to present	Chief Executive Officer and Chairman of the Board
2005 – 2007	Chief Executive Officer and Director
2001 – 2005	Senior Vice President and General Manager, Carrier Networks
1999 – 2001	Vice President and General Manager, Carrier Networks
1995 – 1999	Vice President, Carrier Networks Marketing
1995	Vice President, Marketing & Engineering - Transcrypt International, Inc.
1994 – 1995	Senior Director, Marketing - E.F. Johnson Company
1993 – 1994	Director, Marketing - E.F. Johnson Company

James E. Matthews	Age 51
2007 to present	Senior Vice President – Finance, Chief Financial Officer, Treasurer, Secretary and Director
2001 – 2007	Senior Vice President – Finance, Chief Financial Officer and Treasurer
1999 – 2001	Chief Financial Officer - Home Wireless Networks, Inc.
1998 – 1999	Chief Executive Officer - Miltope Group, Inc.
1995 – 1998	Vice President, Finance and Chief Financial Officer - Miltope Group, Inc.
1992 – 1995	Controller - Hughes Training, Inc.

Michael Foliano	Age 47
2006 to present	Senior Vice President – Global Operations
2005 – 2006	Senior Vice President, Sales, Services and Supply Chain - Somera Communications Inc.
2004 – 2005	Senior Vice President, Global Operations - Somera Communications, Inc.
2002 – 2004	Senior Director, Global Logistics and Customer Operations - Lucent Technologies
2001 – 2002	Executive General Manager, Mobility Supply Chain - Lucent Technologies
2000 – 2001	Stanford University Sloan Fellow - Lucent Technologies
1997 – 2000	Vice President, Global Provisioning Center - Lucent Technologies
1995 – 1997	Manufacturing Operations Plant Manager - Lucent Technologies

Raymond R. Schansman	Age 51
2006 to present	Senior Vice President and General Manager, Enterprise Networks
2001 – 2006	Vice President, Carrier Networks Engineering
1998 – 2001	Engineering Director, Carrier Networks Systems
1996 – 1998	Engineering Manager, Enterprise Networks Systems
1989 – 1996	Program Manager - SCI Systems, Inc.
1986 – 1989	Vice President, System and Product Engineering - General Digital Industries
1983 – 1986	Senior Design Engineer - General Digital Industries

James D. Wilson, Jr.	Age 37
2006 to present	Senior Vice President and General Manager, Carrier Networks
2005 – 2006	Vice President, Product Marketing, Carrier Networks
2002 – 2005	Director, Product Management, Carrier Networks
1998 – 2002	Director, Product Management, Loop Technologies, Carrier Networks
1996 – 1998	Manager, Engineering Operations - Wyle Laboratories, Inc.
1992 – 1996	Manager, Program Development - Wyle Laboratories, Inc.

Robert A. Fredrickson	Age 57
1996 to present	Vice President – Carrier Networks Sales
1996	Vice President, Broadband Business Development - DSC Communications Corporation
1991 – 1996	Senior Director, Access Products - DSC Communications Corporation

P. Steven Locke	Age 59
2000 to present	Vice President – Service Provider Sales
1999 – 2000	Vice President - Sprint Local Division Sales for Lucent Technologies
1997 – 1999	Senior Director of Sales, ADTRAN, Inc.
1993 – 1997	Vice President and General Manager, Business Network Group, Sprint North Supply

Kevin W. Schneider	Age 44
2003 to present	Vice President – Chief Technology Officer
1999 – 2003	Vice President – Technology
1996 – 1999	Chief Scientist
1992 – 1996	Staff Scientist

There are no family relationships among our directors or executive officers. All officers are elected annually by, and serve at the pleasure of, the Board of Directors of ADTRAN.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

ADTRAN’s common stock is traded on the NASDAQ Global Select Market under the symbol ADTN. As of February 15, 2008, ADTRAN had 295 stockholders of record and approximately 37,733 beneficial owners of shares held in street name. The following table shows the high and low closing prices per share for the common stock as reported by NASDAQ for the periods indicated.

Common Stock Prices

	High	Low
2007
First Quarter	$25.28	$22.11
Second Quarter	$27.09	$24.25
Third Quarter	$28.26	$22.30
Fourth Quarter	$24.82	$20.50
2006
First Quarter	$32.01	$26.17
Second Quarter	$26.99	$21.79
Third Quarter	$24.88	$20.26
Fourth Quarter	$25.22	$20.52

The following table shows the dividends paid in each quarter of 2007 and 2006. The Board of Directors presently anticipates that it will declare a regular quarterly dividend so long as the present tax treatment of dividends exists and adequate levels of liquidity are maintained.

Dividends per Common Share

	2007	2006
First Quarter	$0.09	$0.09
Second Quarter	$0.09	$0.09
Third Quarter	$0.09	$0.09
Fourth Quarter	$0.09	$0.09

Stock Repurchases

The following table sets forth ADTRAN’s repurchases of its common stock for the months indicated.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2007 – October 31, 2007	412,606	$22.83	412,606	2,990,914
November 1, 2007 – November 30, 2007	1,458,860	$22.32	1,458,860	1,532,054
December 1, 2007 – December 31, 2007	—	—	—	1,532,054

Total	1,871,466	$22.44	1,871,466

(1)	On July 16, 2007, ADTRAN’s Board of Directors approved the repurchase of up to 5,000,000 shares of its common stock. This plan is being implemented through open market purchases from time to time as conditions warrant.

ITEM 6.	SELECTED FINANCIAL DATA

Income Statement Data (1) (In thousands, except per share amounts)

Year Ended December 31,	2007	2006	2005	2004	2003
Sales
Carrier Networks Division	$358,023	$356,606	$386,051	$323,333	$267,563
Enterprise Networks Division	118,755	116,102	127,164	131,184	129,113

Total sales	476,778	472,708	513,215	454,517	396,676
Cost of sales	193,792	193,747	209,895	195,182	176,108

Gross profit	282,986	278,961	303,320	259,335	220,568
Selling, general and administrative expenses	103,329	102,646	96,411	90,190	81,807
Research and development expenses	75,367	70,700	62,654	67,384	58,144

Operating income	104,290	105,615	144,255	101,761	80,617
Interest and dividend income	11,521	13,493	10,001	7,671	8,912
Interest expense	(2,502)	(2,532)	(2,535)	(2,542)	(2,534)
Other income (expense), net	764	570	(59)	1,353	1,609
Net realized investment gains	498	1,379	1,712	1,773	226
Life insurance proceeds	1,000	—	—	—	—

Income before provision for income taxes	115,571	118,525	153,374	110,016	88,830
Provision for income taxes	39,236	40,192	52,224	34,875	27,315

Net income	$76,335	$78,333	$101,150	$75,141	$61,515

Year Ended December 31,	2007	2006	2005	2004	2003
Weighted average shares outstanding-basic	67,848	73,451	75,775	78,235	76,942
Weighted average shares outstanding-assuming dilution (2)	69,212	75,197	77,966	80,985	80,739

Earnings per common share-basic	$1.13	$1.07	$1.33	$0.96	$0.80
Earnings per common share-assuming dilution (2)	$1.10	$1.04	$1.30	$0.93	$0.76
Dividends declared and paid per common share (3)	$0.36	$0.36	$0.34	$0.32	$1.15

Balance Sheet Data (in thousands)

At December 31,	2007	2006	2005	2004	2003
Working capital (4)	$251,261	$219,636	$344,305	$266,371	$220,069
Total assets	$479,220	$539,658	$651,720	$559,942	$592,309
Total debt	$49,000	$49,500	$50,000	$50,000	$50,000
Stockholders' equity	$378,431	$435,956	$542,171	$466,637	$493,821

(1)	Net income for 2007 and 2006 includes stock-based compensation expense under Statement of Financial Accounting Standards No. 123R of $7.1 million and $7.2 million, respectively, net of tax, related to stock option awards. See Note 2 to the Consolidated Financial Statements.
(2)	Assumes exercise of dilutive stock options calculated under the treasury method. See Notes 1 and 11 of Notes to Consolidated Financial Statements.
(3)	On July 14, 2003, the Board of Directors declared a special cash dividend of $1.00 per common share and a quarterly cash dividend of $0.075 per common share. Prior to July 14, 2003, ADTRAN had not declared any cash dividends on its common stock.
(4)	ADTRAN’s working capital consists of current assets less current liabilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

ADTRAN, Inc. designs, manufactures, markets and services network access solutions for communications networks. Our solutions are widely deployed by providers of telecommunications services (serviced by our Carrier Networks Division), and small and mid-sized businesses and enterprises (serviced by our Enterprise Networks Division), and enable voice, data, video and Internet communications across copper, fiber and wireless networks. Many of these solutions are currently in use by every major United States service provider and many global ones, as well as by many public, private and governmental organizations worldwide.

Our success depends upon our ability to increase unit volume and market share through the introduction of new products and succeeding generations of products having lower selling prices and increased functionality as compared to both the prior generation of a product and to the products of competitors. An important part of our strategy is to reduce the cost of each succeeding product generation and then lower the product’s selling price based on the cost savings achieved in order to gain market share and/or improve gross margins. As a part of this strategy, we seek in most instances to be a high-quality, low-cost provider of products in our markets. Our success to date is attributable in large measure to our ability to design our products initially with a view to their subsequent redesign, allowing both increased functionality and reduced manufacturing costs in each succeeding product generation. This strategy enables us to sell succeeding generations of products to existing customers, while increasing our market share by selling these enhanced products to new customers.

In January 2007, we announced we would begin reporting new product categories in order to increase transparency in major product areas. The new product categories are:

•	Loop Access

•	Carrier Systems

•	Business Networking.

Loop Access products are used by carrier and enterprise customers for access to today’s copper-based telecommunications network. The Loop Access category includes products such as Digital Data Service (DDS) and Integrated Services Digital Network (ISDN) (Total Reach®) products, High bit-rate Digital Subscriber Line (HDSL) products including Total Access® 3000 based HDSL and Time Division Multiplex-Symmetrical HDSL (TDM-SHDSL) products, T1/E1/T3, Channel Service Units/Data Service Units (CSUs/DSUs), and TRACER® fixed wireless products.

Carrier Systems products are used by telecommunications service providers to provide last mile access in support of data, voice and video services to consumers and enterprises. The Carrier Systems category includes our broadband access products comprising Digital Subscriber Line Access Multiplexer (DSLAM) products, Total Access® 5000 multi-access and aggregation platform products, and Fiber-To-The-Node (FTTN) products. Our broadband access products are used by service providers to deliver high speed Internet access, Voice over Internet Protocol (VoIP), IPTV, and/or Ethernet services from central office or remote terminal locations to customer premises. The Carrier Systems category also includes our optical access products. These products consist of optical access multiplexers including our family of OPTI products. Optical access products are used to deliver higher bandwidth services, or to aggregate large numbers of low bandwidth services for transportation across fiber optic infrastructure. Total Access® 1500 systems, 303 concentrator products, M13 multiplexer products and wireless network backhaul products are also included in the Carrier Systems product category.

Business Networking products provide enterprises access to today’s telecommunication networks and facilitate networking capabilities for voice, data and video networks. The Business Networking category includes integrated access devices (IAD) and Internetworking products. Internetworking products consists of our NetVanta® product lines, including IP access routers, Ethernet switches, Internet security/firewall appliances, IP Private Branch Exchange (PBX) products, Carrier Ethernet Network Terminating Equipment (NTE) and IP Business Gateways.

Additionally, we are providing subcategory product revenues for our primary growth areas of Broadband Access, Optical Access and Internetworking products, as well as subcategory product revenues for HDSL and all other products.

See Note 9 of Notes to Consolidated Financial Statements in this report for further information regarding these product categories.

Sales were $476.8 million in 2007 compared to $472.7 million in 2006 and $513.2 million in 2005. While our total revenues for 2007 were slightly above those of 2006, total revenues in our three primary growth product areas, including Broadband Access, Optical

Access and Internetworking, were substantially higher for 2007 compared to 2006. Our gross profit margin improved in 2007 to 59.4% from 59.0% in 2006, while our operating income margin decreased to 21.9% in 2007 from 22.3% in 2006, mainly due to an increase of $4.7 million in spending for research and development efforts primarily related to customer specific product development activities. Net income was $76.3 million in 2007 compared to $78.3 million in 2006 and $101.2 million in 2005. Earnings per share, assuming dilution, were $1.10 in 2007 compared to $1.04 in 2006 and $1.30 in 2005. The results for 2007 included a benefit of $0.9 million in “Provision for Income Taxes” primarily relating to closure of tax audits from prior years and also included a one-time, pre-tax life insurance benefit of $1.0 million. These two items increased earnings per share, assuming dilution, by approximately $0.02 in 2007. Earnings per share in 2007, 2006 and 2005 reflect the repurchase of 5.8 million, 7.4 million and 1.3 million shares of our stock, respectively.

Our operating results have fluctuated on a quarterly basis in the past, and operating results may vary significantly in future periods due to a number of factors. We normally operate with very little order backlog. The majority of our sales in each quarter result from orders booked in that quarter and firm purchase orders released in that quarter by customers under agreements containing non-binding purchase commitments. Many of our customers require prompt delivery of products. This results in a limited backlog of orders for these products and requires us to maintain sufficient inventory levels to satisfy anticipated customer demand. If near-term demand for our products declines, or if potential sales in any quarter do not occur as anticipated, our financial results could be adversely affected. Operating expenses are relatively fixed in the short term; therefore, a shortfall in quarterly revenues could significantly impact our financial results in a given quarter. Maintaining sufficient inventory levels to assure prompt delivery of our products increases the amount of inventory that may become obsolete and increases the risk that the obsolescence of this inventory may have an adverse effect on our business and operating results. Also, not maintaining sufficient inventory levels to assure prompt delivery of our products may cause us to incur expediting costs to meet customer delivery requirements which may impact our operating results in a given quarter.

Our operating results may also fluctuate as a result of a number of other factors, including increased competition, customer order patterns, changes in product mix, timing differences between price decreases and product cost reductions, product warranty returns, and announcements of new products by us or our competitors. Accordingly, our historical financial performance is not necessarily a meaningful indicator of future results, and, in general, management expects that our financial results may vary from period to period. See Note 12 of Notes to Consolidated Financial Statements. For a discussion of risks associated with our operating results, see Item 1A of this report.

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

•

We review customer contracts to determine if all of the requirements for revenue recognition have been met prior to recording revenues from sales transactions. We generally record sales revenue upon shipment of our products, net of any rebates or discounts, since: (i) we generally do not have significant post-delivery obligations, (ii) the product price is fixed or determinable, (iii) collection of the resulting receivable is probable, and (iv) product returns are reasonably estimable. We generally ship products upon receipt of a purchase order from a customer. We evaluate shipping terms and we record revenue on products shipped in accordance with the terms of each respective contract where applicable, or under our standard shipping terms for purchase orders accepted without a contract, generally FOB shipping point. In the case of consigned inventory, revenue is recognized when the customer assumes the risks and rewards of ownership of the product. When contracts contain multiple elements, contract interpretation is sometimes required to determine the appropriate accounting, including whether the deliverables specified in a multiple element contract should be treated as separate units of accounting for revenue recognition purposes, and, if so, how the price should be allocated among the elements and when to recognize revenue for each element. We record revenue associated with installation services when the installation and all contractual obligations are complete. When contracts include both installation and product sales, the installation is considered as a separate deliverable item. Either the purchaser, ADTRAN, or a third party can perform installation of our products. Revenues related to maintenance services are recognized on a straight line basis over the contract term.

•

Sales returns are accrued based on historical sales return experience, which we believe provides a reasonable estimate of future returns. The majority of Enterprise Networks products are sold in the United States through a non-exclusive distribution network of major technology distributors. These organizations then distribute to an extensive network of value-added resellers and system integrators. Value-added resellers and system integrators may be affiliated with us as a channel partner, or they may purchase from the distributor in an unaffiliated fashion. Additionally, with certain limitations, our distributors may return unused and unopened product for stock-balancing purposes when these returns are accompanied by offsetting orders for products of equal or greater value.

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

Prior to issuing payment terms to a new customer, we perform a detailed credit review of the customer. Credit limits are established for each new customer based on the results of this credit review. Payment terms are established for each new customer, and collection experience is reviewed periodically in order to determine if the customer’s payment terms and credit limits need to be revised. We maintain allowances for doubtful accounts for losses resulting from the inability of our customers to make required payments. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, we may be required to make additional allowances. If circumstances change with regard to individual receivable balances that have previously been determined to be uncollectible (and for which a specific reserve has been established), a reduction in our allowance for doubtful accounts may be required. Our allowance for doubtful accounts was $0.1 million at December 31, 2007 and $0.2 million at December 31, 2006.

•

We carry our inventory at the lower of cost or market, with cost being determined using the first-in, first-out method. We use standard costs for material, labor, and manufacturing overhead to value our inventory. Our standard costs are updated on at least a quarterly basis and any variances are expensed in the current period; therefore, our inventory costs approximate actual costs at the end of each reporting period. We write down our inventory for estimated obsolescence or unmarketable inventory by an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, we may be required to make additional inventory write-downs. Our reserve for excess and obsolete inventory was $6.4 million and $7.0 million at December 31, 2007 and 2006, respectively. Inventory write-downs charged to the reserve were $1.6 million, $2.5 million and $3.5 million for the years ended December 31, 2007, 2006 and 2005, respectively.

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

We review our investment portfolio for potential “other-than-temporary” declines in value on an individual investment basis. We assess, on a quarterly basis, significant declines in value which may be considered other-than-temporary and, if necessary, recognize and record the appropriate charge to write-down the carrying value of such investments. In making this assessment, we take into consideration qualitative and quantitative information, including but not limited to the following: the magnitude and duration of historical decline in market prices, credit rating activity, assessments of liquidity, public filings, and statements made by the issuer. We generally begin our identification of potential other-than-temporary impairments by reviewing any security with a market value that has declined from its original or adjusted cost basis by 25% for more than six months. We then evaluate the individual security based on the previously identified factors to determine the amount of the write-down, if any. For each of the years ended December 31, 2007 and 2006, we had a charge of $0.1 million related to the impairment of certain publicly traded equity securities. There were no such charges in 2005. Actual losses, if any, could ultimately differ from these estimates. Future adverse changes in market conditions or poor operating results of underlying investments could result in additional losses that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future. See Note 3 of Notes to the Consolidated Financial Statements in this report for more information about our investments.

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

•

For purposes of determining estimated fair value of stock-based payment awards on the date of grant under Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payments, (SFAS 123R), we use the Black-Scholes Model. This model requires the input of certain assumptions that require subjective judgment. These assumptions include, but are not limited to, expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. Because our stock-based payment awards have characteristics significantly different from those of traded options, and because changes in the input assumptions can materially affect the fair value estimate, the existing models may not provide a reliable single measure of the fair value of our stock-based payment awards. Management will continue to assess the assumptions and methodologies used to calculate estimated fair value of stock-based compensation. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies and thereby materially impact our fair value determination. If factors change and we use different assumptions in the application of SFAS 123R in future periods, the compensation expense that we record under SFAS 123R may differ significantly from what we have recorded in the current period.

•

We estimate our income tax provision or benefit in each of the jurisdictions in which we operate, including estimating exposures related to examinations by taxing authorities. We also make judgments regarding the realization of deferred tax assets. The carrying value of our net deferred tax assets is based on our belief that it is more likely than not that we will generate sufficient future taxable income in certain jurisdictions to realize these deferred tax assets. A valuation allowance has been established for deferred tax assets which we do not believe meet the more-likely-than-not criteria established by SFAS No. 109, Accounting for Income Taxes. Our estimates regarding future taxable income and income tax provision or benefit may vary due to changes in market conditions, changes in tax laws, or other factors. If our assumptions, and consequently our estimates, change in the future, the valuation allowances we have established may be increased or decreased, impacting future income tax expense. For both 2007 and 2006, the valuation allowance was $1.2 million. This valuation allowance is included in non-current deferred tax liabilities in the accompanying balance sheets.

•

Our products generally include warranties of one to ten years for product defects. We accrue for warranty returns at the time revenue is recognized based on our estimate of the cost to repair or replace the defective products. We engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers. Our products continue to become more complex in both size and functionality as many of our product offerings migrate from line card applications to systems products. These products will require more warranty repairs to be completed at the installed location due to their size and complexity, rather than at a manufacturing site or repair depot. This field service obligation, as well as the increasing complexity of our products, will cause warranty incidences, when they arise, to be more costly. Our estimates regarding future warranty obligations may change due to product failure rates, material usage, and other rework costs incurred in correcting a product failure. In addition, from time to time, specific warranty accruals may be recorded if unforeseen problems arise. Should our actual experience relative to these factors be worse than our estimates, we will be required to record additional warranty expense. Alternatively, if we provide for more reserves than we require, we will reverse a portion of such provisions in future periods. The liability for warranty returns totaled $2.9 million and $3.0 million at December 31, 2007 and 2006, respectively. These liabilities are included in accrued expenses in the accompanying consolidated balance sheets.

Results of Operations

The following table presents selected financial information derived from our consolidated statements of income expressed as a percentage of sales for the years indicated.

Year Ended December 31,	2007	2006	2005
Sales
Carrier Networks Division	75.1%	75.4%	75.2%
Enterprise Networks Division	24.9	24.6	24.8

Total sales	100.0%	100.0%	100.0%
Cost of sales	40.6	41.0	40.9

Gross profit	59.4	59.0	59.1
Selling, general and administrative expenses	21.7	21.7	18.8
Research and development expenses	15.8	15.0	12.2

Operating income	21.9	22.3	28.1
Interest and dividend income	2.4	2.9	1.9
Interest expense	(0.5)	(0.5)	(0.5)
Net realized investment gain	0.1	0.3	0.3
Other income, net	0.1	0.1	0.1
Life insurance proceeds	0.2	—	—

Income before provision for income taxes	24.2	25.1	29.9
Provision for income taxes	8.2	8.5	10.2

Net income	16.0%	16.6%	19.7%

2007 Compared to 2006

Sales

ADTRAN’s sales increased 0.9% from $472.7 million in 2006 to $476.8 million in 2007. This increase in sales is primarily attributable to a $4.5 million increase in sales of our Carrier Systems products. Carrier Systems product sales increased primarily due to a $6.6 million increase in Optical Access product sales, resulting from market share gains across a broad range of customers, and also due to a $3.8 million increase in Broadband Access product sales, primarily attributable to new business with a Tier 1 Latin American carrier and continuing bandwidth upgrades domestically. Partially offsetting these increases in Carrier System product sales were decreases in TDM and other traditional product sales as customers shifted emphasis to newer technologies. Many of these newer technologies are integral to our Broadband Access and Optical Access product areas.

Business Networking product sales increased $0.4 million in 2007 compared to 2006 due to a $17.3 million increase in Internetworking product sales, driven by the strong performance of the NetVanta® and IP business gateway product categories and as a result of our efforts to improve our focus on addressing traditional enterprise channels and leveraging our carrier distribution channels. Largely offsetting this increase in Internetworking product sales was a decline in traditional IAD product sales as customers shifted emphasis to newer technologies. Many of these newer technologies are integral to our Internetworking product area.

Loop Access product sales decreased $0.8 million in 2007 compared to 2006 primarily due to a decline in Enterprise T1 product sales.

Carrier Networks sales increased 0.4% from $356.6 million in 2006 to $358.0 million in 2007. The increase is primarily attributable to the aforementioned increases in Optical Access and Broadband Access product sales, partially offset by declines in TDM product sales.

Enterprise Networks sales increased 2.3% from $116.1 million in 2006 to $118.8 million in 2007. The increase is primarily attributable to the aforementioned increase in Internetworking product sales, partially offset by a decrease in traditional IAD and Enterprise T1 product sales.

International sales, which are included in the Carrier Networks and Enterprise Networks amounts discussed above, increased 23.8% from $32.0 million in 2006 to $39.6 million in 2007. International sales, as a percentage of total sales, increased from 6.8% in 2006 to 8.3% in 2007. International sales increased primarily due to new business with a Tier 1 Latin American carrier as well as improved sales to our European and Australian customer base.

Cost of Sales

Cost of sales, as a percentage of sales, was 40.6% in 2007 compared to 41.0% in 2006 on slightly higher sales volume. Carrier Networks cost of sales, as a percent of division sales, was 40.6% in 2007 compared to 41.5% in 2006. Enterprise Networks cost of sales, as a percent of division sales, was 39.4% in 2006 compared to 40.9% in 2007.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 0.7% from $102.6 million in 2006 to $103.3 million in 2007, and represented 21.7% of sales for both periods. Selling, general and administrative expenses include personnel costs for administration, finance, information systems, human resources, sales and marketing and general management, as well as rent, utilities, legal and accounting expenses, bad debt expense, advertising, promotional material, gains or losses on the disposal of property, plant, and equipment occurring in the normal course of business, trade show expenses, and related travel costs.

Selling, general and administrative expenses as a percent of sales will generally fluctuate whenever there is significant fluctuation in revenues during the periods being compared.

Research and Development Expenses

Research and development expenses increased 6.6% from $70.7 million, or 15.0% as a percentage of sales, in 2006 to $75.4 million, or 15.8% as a percentage of sales, in 2007. The increase in research and development expenses reflects increased staffing, engineering and testing expense primarily related to customer specific product development activities. Research and development expenses as a percentage of sales will fluctuate whenever there is a significant fluctuation in revenues during the periods being compared.

ADTRAN expects to continue to incur research and development expenses in connection with its new and existing products and its expansion into international markets. ADTRAN continually evaluates new product opportunities and engages in intensive research and product development efforts which provides for new product development, enhancement of existing products and product cost reductions. ADTRAN expenses all product research and development costs as incurred. As a result, ADTRAN may incur significant research and development expenses prior to the receipt of revenues from a major new product group or market expansion.

Interest and Dividend Income

Interest and dividend income decreased 14.8% from $13.5 million in 2006 to $11.5 million in 2007. This decrease is primarily related to a reduction in our cash and marketable securities balances, as a result of stock repurchases.

Interest Expense

Interest expense remained constant at $2.5 million in 2007 and 2006. See “Liquidity and Capital Resources” below and Note 6 of Notes to Consolidated Financial Statements for additional information.

Net Realized Investment Gains

Net realized investment gains decreased from $1.4 million in 2006 to $0.5 million in 2007. The change is primarily a result of the sale of securities associated with the realignment of our investment portfolios, which took place in 2006.

Other Income

Other income, net, comprised primarily of miscellaneous income, gains and losses on foreign currency translations, investment account management fees and scrap raw material sales, increased from $0.6 million in 2006 to $0.8 million in 2007.

Life Insurance Proceeds

We realized a non-recurring gain on life insurance proceeds of $1.0 million during the first quarter of 2007 as a result of the death of our co-founder and then Chairman of the Board, Mark Smith.

Income Taxes

Our effective tax rate remained relatively constant at 34.0% in 2007 compared to 33.9% in 2006, as fluctuations in various components impacting our effective income tax rate were off-setting.

Net Income

As a result of the above factors, net income decreased from $78.3 million in 2006 to $76.3 million in 2007. As a percentage of sales, net income decreased from 16.6% in 2006 to 16.0% in 2007.

2006 Compared to 2005

Sales

ADTRAN’S sales decreased 7.9% from $513.2 million in 2005 to $472.7 million in 2006. The decrease in sales is primarily attributable to a $28.3 million decrease in sales of our Loop Access products and a $14.9 million decrease in sales of our Carrier Systems products. Loop Access product sales decreased due to a decline in HDSL product revenues and Enterprise T1 product revenues, as well variances in revenues of several other less significant products.

Carrier Systems product sales decreased primarily due to a decline in TDM product revenues and a smaller decline in Optical Access product revenues, partially offset by an increase in Broadband product revenues, as well as variances in revenues of several other less significant products.

Partially offsetting these declines in sales was a $2.7 million increase in Business Networking product sales. Business Networking product sales increased primarily due to a $12.9 million increase in Internetworking product revenues, largely offset by a decline in traditional IAD product revenues as well as declines in revenues of several other less significant traditional products.

Carrier Network sales decreased 7.6% from $386.1 million to $356.6 million in 2006. The decrease is the result of lower TDM, HDSL and Optical Access product revenues, partially offset by an increase in domestic Broadband product revenues. Sales were negatively impacted by a decrease in international sales primarily attributable to a major carrier’s completion of a new network build-out of a particular service in 2005 and decreases in spending by some larger domestic carriers.

Enterprise Networks sales decreased 8.7% from $127.2 million in 2005 to $116.1 million in 2006. The decrease in Enterprise Networks sales is primarily related to decreases in Enterprise T1 product revenues and traditional IAD product revenues, partially offset by an increase in Internetworking product revenues, driven by the strong performance of the NetVanta® product category. Within the Enterprise T1 product category, the industry has integrated the functionality of CSU/DSUs, which are hardware units that terminate carrier services at the enterprise location, into access routers, thereby reducing the requirement for a standalone CSU/DSU. The decrease in traditional IAD product revenues is primarily related to a decline in average selling prices due to the consolidation of the CLEC market.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 6.4% from $96.4 million, or 18.8% as a percentage of sales, in 2005 to $102.6 million, or 21.7% as a percentage of sales, in 2006. Selling, general and administrative expenses include personnel costs for administration, finance, information systems, human resources, sales and marketing and general management, as well as rent, utilities, legal and accounting expenses, bad debt expense, advertising, promotional material, gains or losses on the disposal of property, plant, and equipment occurring in the normal course of business, trade show expenses, and related travel costs. The increase in selling, general and administrative expenses as a percentage of sales is primarily related to an increase in international sales and marketing activities, the effect of $3.9 million of stock-based compensation expense relating to stock option awards, and lower revenues. Stock-based compensation expense of $0.4 million was recorded in 2005 related to the acceleration of vesting of stock options for retiring personnel.

Selling, general and administrative expenses as a percent of sales will generally fluctuate whenever there is significant fluctuation in revenues during the periods being compared.

Research and Development Expenses

Research and development expenses increased 12.8% from $62.7 million, or 12.2% as a percentage of sales, in 2005 to $70.7 million, or 15.0% as a percentage of sales, in 2006. The increase in research and development expenses as a percentage of sales is related to the effect of $3.8 million of stock-based compensation expense relating to stock option awards and to the combination of an increase in product development activities and lower revenues. Research and development expenses as a percentage of sales will fluctuate whenever there is a significant fluctuation in revenues during the periods being compared.

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

We incurred research and development expenses in connection with new products and expansion into international markets. In the challenging industry environment in which we operate, we maintained our level of investment in research and development during a period when many competitors have significantly reduced their investments in this area. This investment has provided for continued new product development, enhancement of current products, and product cost reductions.

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

Other Income (Expense)

Other income (expense) increased from other expense of $0.1 million in 2005 to other income of $0.6 million in 2006. In 2005, we accrued $1.0 million for a litigation contingency. This contingency was resolved in 2006 as accrued.

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

Liquidity and Capital Resources

Liquidity

At December 31, 2007, cash on hand was $13.9 million and short-term investments were $148.4 million, which placed our short-term liquidity at $162.3 million. At December 31, 2006, our cash on hand of $40.1 million and short-term investments of $99.7 million placed our short-term liquidity at $139.8 million. The increase in liquidity from 2006 to 2007 is primarily due to the liquidation of long-term investments that were liquidated primarily to fund our share repurchase program.

Operating Activities

Our working capital, which consists of current assets less current liabilities, increased 14.4% from $219.6 million as of December 31, 2006 to $251.3 million as of December 31, 2007. The quick ratio, defined as cash, cash equivalents, short-term investments, and net accounts receivable, divided by current liabilities, increased from 3.97 as of December 31, 2006 to 5.41 as of December 31, 2007. The current ratio, defined as current assets divided by current liabilities, increased from 5.43 as of December 31, 2006 to 6.83 as of December 31, 2007. These liquidity ratios will fluctuate as revenues fluctuate and as our inventory, accounts receivable and income tax position change. The increases in each of these ratios from 2006 to 2007 are mainly due to an increase in cash and short-term investments resulting primarily from the liquidation of long-term investments. Long-term investments were liquidated in 2007 primarily to fund our share repurchase program.

Accounts receivable increased 24.5% from $56.8 million at December 31, 2006 to $70.7 million at December 31, 2007. Our allowance for doubtful accounts has declined from $0.2 million at December 31, 2006 to $0.1 million at December 31, 2007. Quarterly accounts receivable days sales outstanding (“DSO”) increased from 47 days as of December 31, 2006 to 55 days as of December 31, 2007. The increase in accounts receivable and DSO at December 31, 2007 is primarily due to the timing of shipments to a large Latin American customer in the fourth quarter. Other receivables decreased $4.4 million from December 31, 2006 to December 31, 2007, primarily resulting from timing and fluctuations in quantities of product sub-components supplied to our subcontractors, and their subsequent payments. During 2007, we adopted direct subcontractor sourcing of many components previously supplied through us to promote production efficiency and lower costs.

Fourth quarter inventory turnover increased from 3.6 turns as of December 31, 2006 to 4.1 turns as of December 31, 2007. Inventory decreased 8.6% from December 31, 2006 to December 31, 2007 reflecting our efforts during 2007 to adopt leaner manufacturing processes to reduce average product manufacturing cycle times and lower on-hand inventory requirements. Inventory levels will fluctuate as we attempt to maintain sufficient inventory levels to ensure competitive lead times while guarding against the risk of inventory obsolescence that may occur due to rapidly changing technology and customer demand.

Accounts payable decreased 26.7% from $30.3 million at December 31, 2006 to $22.2 million at December 31, 2007. The decline at December 31, 2007 was primarily attributable to the timing of receipt and subsequent payment for finished product assemblies manufactured by our subcontractors. Generally, the change in accounts payable is due to variations in the timing of the receipt of supplies, inventory and services and our subsequent payments for these purchases. Accrued expenses were $3.8 million at December 31, 2006 and December 31, 2007.

At December 31, 2007, we had an income tax payable of $1.2 million primarily related to current year taxable income. At December 31, 2006, we had an income tax receivable of $1.4 million primarily related to overpayment of estimated taxes, as a result of the benefit received from the passing of legislation late in the year for retroactive federal research and development tax credits. We receive an income tax deduction for the difference between the exercise price of an option and the market price of the underlying common stock upon exercise of non-qualified stock options or disqualifying dispositions of shares acquired upon exercise of incentive stock options by our employees. We recorded $4.4 million, $1.6 million and $8.0 million for the years ended December 31, 2007, 2006 and 2005, respectively, as an income tax deduction in connection with these exercises and disqualifying dispositions.

Investing Activities

Capital expenditures totaled approximately $6.5 million, $6.1 million and $8.9 million for the years ended December 31, 2007, 2006 and 2005, respectively. These expenditures were primarily used to purchase computer hardware, software and manufacturing and test equipment.

Our combined short-term and long-term investments decreased $33.8 million from $289.5 million at December 31, 2006 to $255.7 million at December 31, 2007, primarily reflecting the impact of our treasury share repurchase program. During 2007, we managed our investments to shorter maturities because of conditions affecting the financial markets.

We invest all available cash not required for immediate use in operations primarily in securities that we believe bear minimal risk of loss. At December 31, 2007, these investments included municipal variable rate demand notes of $47.5 million, municipal auction rate securities of $9.0 million and municipal fixed-rate bonds of $122.1 million. At December 31, 2007, the average credit rating on our municipal variable rate demand notes was VMIG-1, on our municipal auction rate securities was AAA and on our municipal fixed-rate bonds was AA+. The combination of our municipal fixed-rate bonds, municipal variable rate demand notes and municipal auction rate securities had an average duration of 0.5 years at December 31, 2007. We were not required to impair any of these investments during 2007. At December 31, 2006, our outstanding investments included municipal auction rate securities of $47.7 million and municipal fixed-rate bonds of $169.1 million.

Our municipal variable rate demand notes and municipal auction rate securities are classified as available-for-sale short-term investments. Despite the long-term nature of their stated contractual maturities, we believe that we have the ability to quickly liquidate these securities. Our investments in these securities are recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset every seven, 28 or 35 days. As a result, we had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from these investments. All income generated from these investments was recorded as interest income. Further, we have not been required to record any losses relating to municipal variable rate demand notes or municipal auction rate securities subsequent to December 31, 2007, and we have held no municipal auction rate securities since February 7, 2008.

Our long-term investments decreased 43.5% from $189.8 million at December 31, 2006 to $107.3 million at December 31, 2007. Municipal fixed-rate bonds classified as long-term investments decreased $86.8 million from $117.0 million at December 31, 2006 to $30.2 million at December 31, 2007. Long-term investments at December 31, 2007 and 2006 include an investment in a certificate of deposit of $49.0 million and $49.5 million, respectively, which serves as collateral for our revenue bonds, as discussed below. We have various equity investments included in long-term investments at a cost of $16.1 million and $13.6 million, and with a fair value of $22.9 million and $17.6 million, at December 31, 2007 and 2006, respectively. Of the gross unrealized gains included in these fair market values, a single security carries $5.8 million and $2.5 million of this gain at December 31, 2007 and 2006, respectively, and this particular security is thinly traded on a European stock exchange. Long-term investments at December 31, 2007 and 2006 also include $3.1 million and $2.6 million, respectively, related to our deferred compensation plan.

We review our investment portfolio for potential “other-than-temporary” declines in value on an individual investment basis. We assess, on a quarterly basis, significant declines in value which may be considered other-than-temporary and, if necessary, recognize and record the appropriate charge to write-down the carrying value of such investments. In making this assessment, we take into consideration qualitative and quantitative information, including but not limited to the following: the magnitude and duration of historical decline in market prices, credit rating activity, assessments of liquidity, public filings, and statements made by the issuer. We generally begin our identification of potential other-than-temporary impairments by reviewing any security with a market value that has declined from its original or adjusted cost basis by 25% for more than six months. We then evaluate the individual security based on the previously identified factors to determine the amount of the write-down, if any. For each of the years ended December 31, 2007 and 2006 we had a charge of $0.1 million related to the impairment of certain publicly traded equity securities. There were no such charges in 2005.

Financing Activities

Fifty million dollars of the expansion of Phase III of our corporate headquarters was approved for participation in an incentive program offered by the Alabama State Industrial Development Authority (the “Authority”). Pursuant to the program, on January 13, 1995, the Authority issued $20.0 million of its taxable revenue bonds and loaned the proceeds from the sale of the bonds to ADTRAN. The bonds were originally purchased by AmSouth Bank of Alabama, Birmingham, Alabama, (the “Bank”). Wachovia Bank, N.A., Nashville, Tennessee (formerly First Union National Bank of Tennessee, Nashville, Tennessee) (the “Bondholder”) purchased the original bonds from the Bank and made further advances to the Authority, bringing the total amount outstanding to $50.0 million. The incentive program enables participating companies to generate Alabama corporate income tax credits that can be used to reduce the amount of Alabama corporate income taxes that would otherwise be payable, in exchange for investing capital and creating jobs in Alabama. We cannot be certain that the state of Alabama will continue to make these corporate income tax credits available; therefore, we may not realize the full benefit of these incentives. Through December 31, 2007, the Authority had issued $50.0 million of its taxable revenue bonds pursuant to the incentive program and loaned the proceeds from the sale of the bonds to ADTRAN. We are required to make payments to the Authority in the amounts necessary to pay the principal of, and interest on, the Authority’s Taxable Revenue Bond, Series 1995, as amended, currently outstanding in the aggregate principal amount of $49.0 million. The bond matures on January 1, 2020, and bears interest at the rate of 5% per annum. Included in long-term investments are $49.0 million of restricted funds, which is a collateral deposit against the principal amount of this bond. In conjunction with this program, we are eligible to receive certain economic incentives from the state of Alabama that reduce the amount of payroll withholdings that we are required to remit to the state for those employment positions that qualify under the program.

Due to continued positive cash flow from operating activities, ADTRAN made a business decision to begin an early partial redemption of the bond as evidenced by a $0.5 million principal payment in the third quarter of both 2006 and 2007. It is our intent to make annual principal payments of between $0.5 million and $5.0 million per year in addition to the interest amounts that are due. In connection with this decision, $0.5 million of the bond debt has been reclassified to a current liability in the Consolidated Balance Sheets.

The following table shows dividends paid in each quarter of 2007, 2006 and 2005. During 2007, 2006 and 2005, ADTRAN paid dividends totaling $24.6 million, $26.8 million and $25.8 million. The Board of Directors presently anticipates that it will declare a regular quarterly dividend so long as the present tax treatment of dividends exists and adequate levels of liquidity are maintained.

Dividends per Common Share

	2007	2006	2005
First Quarter	$0.09	$0.09	$0.08
Second Quarter	$0.09	$0.09	$0.08
Third Quarter	$0.09	$0.09	$0.09
Fourth Quarter	$0.09	$0.09	$0.09

Stock Repurchase Program

Since 1997, our Board of Directors has approved multiple share repurchase programs that have authorized open market repurchase transactions. As of December 31, 2007, the Board of Directors has authorized cumulative repurchases of up to 29.0 million shares of our common stock. We currently have the authority to purchase an additional 1.5 million shares of our common stock under the plan approved by the Board of Directors on July 16, 2007. For the years 2007, 2006 and 2005, we repurchased 5.8 million shares, 7.4 million shares and 1.3 million shares, respectively, for a cost of $138.6 million, $170.5 million and $24.1 million, respectively, at an average price of $24.08, $22.96 and $18.71 per share, respectively.

To accommodate employee stock option exercises, we issued 1.2 million shares of treasury stock for $15.3 million during the year ended December 31, 2007, 0.4 million shares of treasury stock for $4.4 million during the year ended December 31, 2006, and 1.4 million shares of treasury stock for $16.9 million during the year ended December 31, 2005.

Off-Balance Sheet Arrangements and Contractual Obligations

We have various contractual obligations and commercial commitments. The following table sets forth, in millions, the annual payments we are required to make under contractual cash obligations and other commercial commitments at December 31, 2007.

Contractual Obligations

(In millions)	Total	2008	2009	2010	2011	After 2011
Long-term debt	$49.0	$—	$—	$—	$—	$49.0
Interest on long-term debt	29.4	2.5	2.5	2.4	2.4	19.6
Investment commitments	0.7	—	—	0.2	—	0.5
Operating lease obligations	3.7	1.2	1.0	0.9	0.5	0.1
Purchase obligations	24.2	23.8	0.3	0.1	—	—

Totals	$107.0	$27.5	$3.8	$3.6	$2.9	$69.2

We are required to make payments necessary to pay the interest on the Taxable Revenue Bond, Series 1995, as amended, currently outstanding in the aggregate principal amount of $49.0 million. The bond matures on January 1, 2020, and bears interest at the rate of 5% per annum. Included in long-term investments are $49.0 million of restricted funds, which is a collateral deposit against the principal amount of this bond.

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

We have committed to invest up to an aggregate of $7.8 million in two private equity funds, and we have contributed $7.6 million to date, of which $7.1 million has been applied toward these commitments. The duration of each of these commitments is ten years with $0.2 million expiring in 2010 and $0.5 million expiring in 2012. As of December 31, 2007, we have received distributions related to these two private equity funds of $5.5 million. These investments are carried at cost, net of distributions, and are included in long-term investments in the accompanying Consolidated Balance Sheets. The outstanding balance of these investments was $2.1 million and $3.1 million at December 31, 2007 and 2006, respectively.

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

Effect of Recent Accounting Pronouncements

Effective January 1, 2007, we adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (FIN 48). See Note 1 and Note 7 to the Consolidated Financial Statements for more information.

During the first quarter of 2007, we adopted Emerging Issues Task Force (EITF) Issue 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation) (EITF 06-3). We present these items within the scope of EITF 06-3 on a gross basis, and the amounts are not significant.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), which clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under SFAS 157, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We are currently evaluating the impact the adoption of SFAS 157 might have on our consolidated results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide warranty goods or services. If the use of fair value is elected, any upfront cost and fees related to the item must be recognized in earnings and cannot be deferred. The fair value election is irrevocable and generally made on an instrument-by-instrument basis even if a company has similar instruments that it elects not to measure at fair value. At the adoption date, unrealized gains and losses on existing items for which the fair value option has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes to fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by ADTRAN in the first quarter of 2008. We are currently determining whether fair value accounting is appropriate for any of our eligible items and cannot currently estimate the impact, if any, that SFAS 159 will have on our consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, (SFAS 141R) which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any non-controlling interest in the acquiree in a business combination. SFAS 141R establishes principles stipulating how goodwill acquired in a business combination or a gain from a bargain purchase should be recognized and measured. The statement also expands the disclosure requirements related to the nature and financial impact of business combinations. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently evaluating the impact the adoption of SFAS 141R might have on our consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB No. 51 (“SFAS 160”), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 also provides guidance when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently evaluating the impact the adoption of SFAS 160 might have on our consolidated results of operations and financial condition.

Subsequent Events

On January 21, 2008, the Board declared a quarterly cash dividend of $0.09 per common share to be paid to stockholders of record at the close of business on February 7, 2008. The quarterly dividend payment was $5.8 million and was paid on February 21, 2008.

During the first quarter of 2008 and as of February 22, 2008, ADTRAN repurchased 0.7 million shares of its common stock through open market purchases at an average cost of $19.37 per share and has the authority to repurchase an additional 0.8 million shares under the plan approved by the Board of Directors on July 16, 2007.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Details of the fair value of our available-for-sale investments as of December 31, 2007 are discussed in Note 3 of Notes to Consolidated Financial Statements.

We are exposed to financial market risks, including changes in interest rates and prices of marketable equity and fixed-income securities. The primary objective of the large majority of our investment activities is to preserve principal while at the same time achieving appropriate yields without significantly increasing risk. To achieve this objective, a majority of our marketable securities are investment grade municipal fixed-rate bonds, municipal variable rate demand notes, municipal auction rate securities and municipal money market instruments denominated in United States dollars. At December 31, 2007, the average credit rating on our municipal variable rate demand notes was VMIG-1, on our municipal auction rate securities was AAA and on our municipal fixed-rate bonds was AA+.

As of December 31, 2007, interest income on approximately $67.5 million of our cash and investments may be directly affected by changes in interest rates. We have performed a hypothetical sensitivity analysis assuming market interest rates increase or decrease by 50 basis points (bps), 100 bps and 150 bps for the entire year, while all other variables remain constant. Hypothetical 50 bps, 100 bps and 150 bps declines in interest rates as of December 31, 2007 would reduce annualized interest income on our money market instruments, municipal variable rate demand notes and municipal auction rate securities by approximately $0.3 million, $0.7 million and $1.0 million, respectively. In addition, hypothetical 50 bps, 100 bps and 150 bps increases in interest rates as of December 31, 2007 would reduce the fair value of our municipal fixed-rate bonds by approximately $0.4 million, $0.8 million and $1.1 million, respectively.

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

Management assessed the effectiveness of ADTRAN’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment and those criteria, management has concluded that ADTRAN maintained effective internal control over financial reporting as of December 31, 2007.

The effectiveness of our internal control over financial reporting has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To Board of Directors and Shareholders of ADTRAN, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of ADTRAN, Inc. and its subsidiaries at December 31, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report On Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in fiscal 2006 and uncertain tax positions in fiscal 2007.

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Birmingham, Alabama
February 28, 2008

Financial Statements

ADTRAN, INC.

Consolidated Balance Sheets (In thousands, except per share amounts)

December 31, 2007 and 2006

	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$13,941	$40,147
Short-term investments	148,416	99,700
Accounts receivable, less allowance for doubtful accounts of $109 and $210 at December 31, 2007 and 2006, respectively	70,667	56,769
Other receivables	3,085	7,481
Income tax receivable, net	—	1,446
Inventory, net	48,546	53,117
Prepaid expenses	2,023	2,590
Deferred tax assets, net	7,659	7,915

Total current assets	294,337	269,165
Property, plant and equipment, net	75,969	80,194
Deferred tax assets, net	1,113	—
Other assets	505	534
Long-term investments	107,296	189,765

Total assets	$479,220	$539,658

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$22,200	$30,321
Unearned revenue	5,361	5,802
Accrued expenses	3,801	3,827
Accrued wages and benefits	10,497	9,579
Income tax payable, net	1,217	—

Total current liabilities	43,076	49,529
Deferred tax liabilities, net	—	694
Other non-current liabilities	9,213	4,667
Bonds payable	48,500	48,812

Total liabilities	100,789	103,702

Commitments and contingencies (see Note 10)

Stockholders’ equity

Common stock, par value $0.01 per share; 200,000 shares authorized; 79,652 issued in 2007 and 2006	797	797
Additional paid-in capital	164,385	152,162
Accumulated other comprehensive income	5,704	2,696
Retained earnings	551,764	513,515
Less treasury stock at cost: 14,739 shares at December 31, 2007 and 10,180 shares at December 31, 2006	(344,219)	(233,214)

Total stockholders’ equity	378,431	435,956

Total liabilities and stockholders’ equity	$479,220	$539,658

The accompanying notes are an integral part of these consolidated financial statements.

ADTRAN, INC.

Consolidated Statements of Income (In thousands, except per share amounts)

Years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Sales	$476,778	$472,708	$513,215
Cost of sales	193,792	193,747	209,895

Gross profit	282,986	278,961	303,320

Selling, general and administrative expenses	103,329	102,646	96,411
Research and development expenses	75,367	70,700	62,654

Operating income	104,290	105,615	144,255

Interest and dividend income	11,521	13,493	10,001
Interest expense	(2,502)	(2,532)	(2,535)
Net realized investment gain	498	1,379	1,712
Other income (expense), net	764	570	(59)
Life insurance proceeds	1,000	—	—

Income before provision for income taxes	115,571	118,525	153,374

Provision for income taxes	39,236	40,192	52,224

Net income	$76,335	$78,333	$101,150

Weighted average shares outstanding – basic	67,848	73,451	75,775
Weighted average shares outstanding – diluted (1)	69,212	75,197	77,966

Earnings per common share – basic	$1.13	$1.07	$1.33
Earnings per common share – diluted (1)	$1.10	$1.04	$1.30

(1)	Assumes exercise of dilutive stock options calculated under the treasury method. See Notes 1 and 11 of the Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

ADTRAN, INC.

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (In thousands)

Years ended December 31, 2007, 2006 and 2005

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance, December 31, 2004	79,652	$797	$142,243	$397,228	$(78,866)	$5,235	$466,637
Net Income				101,150			101,150
Change in unrealized gain on marketable securities (net of deferred tax of $ 617)						861	861
Reclassification adjustment for amounts included in net income (net of income tax of $ 752)						(1,302)	(1,302)
Foreign currency translation adjustment						(622)	(622)

Comprehensive income							100,087
Dividend payments				(25,820)			(25,820)
Stock options exercised: Various prices per share			(8,205)	(6,859)	32,002		16,938
Purchase of treasury stock: 1,287 shares					(24,074)		(24,074)
Income tax benefit from exercise of stock options			7,981				7,981
Accelerated vesting of stock options			422				422

Balance, December 31, 2005	79,652	$797	$142,441	$465,699	$(70,938)	$4,172	$542,171
Net Income				78,333			78,333
Change in unrealized loss on marketable securities (net of deferred tax of $ 891)						(1,404)	(1,404)
Reclassification adjustment for amounts included in net income (net of income tax of $ 470)						(814)	(814)
Foreign currency translation adjustment						742	742

Comprehensive income							76,857
Dividend payments				(26,755)			(26,755)
Stock options exercised: Various prices per share				(3,762)	8,203		4,441
Purchase of treasury stock: 7,425 shares					(170,479)		(170,479)
Income tax benefit from exercise of stock options			1,583				1,583
Stock-based compensation expense			8,138				8,138

Balance, December 31, 2006	79,652	$797	$152,162	$513,515	$(233,214)	$2,696	$435,956
Net Income				76,335			76,335
Change in unrealized gain on marketable securities (net of deferred tax of $ 1,409)						2,375	2,375
Reclassification adjustment for amounts included in net income (net of income tax of $ 31)						52	52
Foreign currency translation adjustment						581	581

Comprehensive income							79,343
Dividend payments				(24,600)			(24,600)
Adoption of FIN 48				(1,190)			(1,190)
Stock options exercised: Various prices per share				(12,296)	27,584		15,288
Purchase of treasury stock: 5,756 shares					(138,589)		(138,589)
Income tax benefit from exercise of stock options			4,408				4,408
Stock-based compensation expense			7,815				7,815

Balance, December 31, 2007	79,652	$797	$164,385	$551,764	$(344,219)	$5,704	$378,431

ADTRAN issued 1,197 shares, 357 shares and 1,413 shares of treasury stock to accommodate employee stock option exercises during 2007, 2006 and 2005, respectively. In 2007, 2006 and 2005, ADTRAN received 2 shares, 7 shares and 25 shares, respectively, previously held by employees for at least six months as payment of the exercise price for employee stock options. None of the transactions with respect to these shares were made in the open market. The average price paid per share with respect to these transactions was based on the closing price of the common stock on the NASDAQ Global Select Market on the date of the transaction.

The accompanying notes are an integral part of these consolidated financial statements.

ADTRAN, INC.

Consolidated Statements of Cash Flows (In thousands)

Years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Cash flows from operating activities
Net income	$76,335	$78,333	$101,150
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,695	10,827	13,199
Amortization of net premium on available-for-sale investments	2,094	3,137	3,086
Net realized gain on long-term investments	(498)	(1,379)	(1,712)
Loss on disposal of property, plant and equipment	65	73	3
Stock-based compensation expense	7,815	8,138	422
Deferred income taxes	(2,990)	(4,332)	(1,644)
Tax benefit from stock option exercises	4,408	1,583	7,981
Excess tax benefits from stock-based compensation arrangements	(3,249)	(973)	—
Change in operating assets and liabilities:
Accounts receivable, net	(13,898)	9,477	(2,517)
Other receivables	4,396	(4,267)	1,121
Income tax receivable, net	1,446	(1,446)	2,442
Inventory, net	4,571	(2,185)	(7,950)
Prepaid expenses and other assets	596	167	(148)
Accounts payable	(7,933)	4,932	2,826
Accrued expenses and other liabilities	3,517	(2,256)	9,259
Income taxes payable, net	1,507	(4,551)	4,551

Net cash provided by operating activities	88,877	95,278	132,069
Cash flows from investing activities
Purchases of property, plant and equipment	(6,535)	(6,061)	(8,876)
Proceeds from the disposition of property, plant and equipment	—	—	2
Proceeds from sales and maturities of available-for-sale investments	253,339	323,211	208,202
Purchases of available-for-sale investments	(217,316)	(293,098)	(242,627)
Acquisition of business	—	(400)	—

Net cash provided by (used in) investing activities	29,488	23,652	(43,299)
Cash flows from financing activities
Proceeds from stock option exercises	15,288	4,441	16,938
Purchases of treasury stock	(138,589)	(170,479)	(24,074)
Dividend payments	(24,600)	(26,755)	(25,820)
Payments on long-term debt	(500)	(500)	—
Excess tax benefits from stock-based compensation arrangements	3,249	973	—

Net cash used in financing activities	(145,152)	(192,320)	(32,956)
Net (decrease) increase in cash and cash equivalents	(26,787)	(73,390)	55,814
Effect of exchange rate changes	581	743	(622)
Cash and cash equivalents, beginning of year	40,147	112,794	57,602

Cash and cash equivalents, end of year	$13,941	$40,147	$112,794

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$2,469	$2,493	$2,667
Cash paid during the year for income taxes	$35,099	$49,918	$40,311

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1—Nature of Business and Summary of Significant Accounting Policies

ADTRAN, Inc. designs, manufactures, markets and services network access solutions for communications networks. Our solutions are widely deployed by providers of telecommunications services (serviced by our Carrier Networks Division), and small and mid-sized businesses and enterprises (serviced by our Enterprise Networks Division), and enable voice, data, video and Internet communications across copper, fiber and wireless networks. Many of these solutions are currently in use by every major United States service provider and many global ones, as well as by many public, private and governmental organizations worldwide.

Principles of Consolidation

Our consolidated financial statements include ADTRAN and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents represent demand deposits, money market accounts, and short-term investments classified as available for sale with original maturities of three months or less.

Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the immediate or short-term maturity of these financial instruments. The carrying amount reported for bonds payable approximates fair value.

Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. These investments represent municipal variable rate demand notes and municipal auction rate securities. Variable rate demand notes and municipal auction rate securities are designed to be marketed as money market instruments. These instruments’ interest rates reset on a seven, 28 or 35 day basis to maintain the price of the instruments at par. Municipal variable rate demand notes have a put option that allows ADTRAN to sell the security before its stated maturity date. Municipal auction rate securities may be redeemed on the date the interest rate resets. The fair value of short-term investments is estimated based on quoted market prices (see Note 3).

Long-term investments represent a restricted certificate of deposit, municipal fixed-rate bonds, marketable equity securities, and other equity investments. Marketable equity securities are reported at market value as determined by the most recently traded price of the securities at the balance sheet date, although the securities may not be readily marketable due to the size of the available market. Unrealized gains and losses, net of tax, are reported as a separate component of stockholders’ equity. Realized gains and losses on sales of securities are computed under the specific identification method and are included in current income. We periodically review our investment portfolio for investments considered to have sustained an other-than-temporary decline in value. Impairment charges for other-than-temporary declines in value are recorded as realized losses in the accompanying consolidated statements of income. All of our investments at December 31, 2007 and 2006 are classified as available-for-sale (see Note 3).

Accounts Receivable

We record accounts receivable at net realizable value. Prior to issuing payment terms to a new customer, we perform a detailed credit review of the customer. Credit limits are established for each new customer based on the results of this credit review. Payment terms are established for each new customer, and collection experience is reviewed periodically in order to determine if the customer’s payment terms and credit limits need to be revised.

We maintain allowances for doubtful accounts for losses resulting from the inability of our customers to make required payments. We regularly review the allowance for doubtful accounts and consider factors such as the age of accounts receivable balances, the current economic conditions that may affect a customer’s ability to pay, significant one-time events and our historical experience. If the financial condition of a customer deteriorates, resulting in an impairment of their ability to make payments, we may be required to make additional allowances. If circumstances change with regard to individual receivable balances that have previously been determined to be uncollectible (and for which a specific reserve has been established), a reduction in our allowance for doubtful accounts may be required. Our allowance for doubtful accounts was $0.1 million at December 31, 2007 and $0.2 million at December 31, 2006.

Other Receivables

Other receivables are comprised primarily of amounts due from subcontract manufacturers for product component transfers and accrued interest.

Inventory

Inventory is carried at the lower of cost or market, with cost being determined using the first-in, first-out method. Standard costs for material, labor and manufacturing overhead are used to value inventory. Standard costs are updated at least quarterly; therefore, inventory costs approximate actual costs at the end of each reporting period. We establish reserves for estimated excess, obsolete or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value of the inventory based upon assumptions about future demand and market conditions. When we dispose of excess and obsolete inventories, the related write-downs are charged against the inventory reserve.

Property, Plant and Equipment

Property, plant and equipment, which are stated at cost, are depreciated using methods which approximate straight-line depreciation over the estimated useful lives of the assets. We depreciate building and land improvements from five to 39 years, office machinery and equipment from three to seven years, engineering machinery and equipment from three to seven years and computer software from three to five years. Expenditures for repairs and maintenance are charged to expense as incurred. Betterments that materially prolong the lives of the assets are capitalized. The cost of assets retired or otherwise disposed of and the related accumulated depreciation are removed from the accounts, and the gain or loss on such disposition is included in selling, general and administrative expenses in the accompanying consolidated statements of income.

Liability for Warranty

Our products generally include warranties of one to ten years for product defects. We accrue for warranty returns at the time revenue is recognized based on our estimate of the cost to repair or replace the defective products. We engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers. Our products continue to become more complex in both size and functionality as many of our product offerings migrate from line card applications to systems products. These products could require more warranty cost to be incurred at the installed location due to their size and complexity, rather than at a manufacturing site or repair depot. This field service obligation, as well as the increasing complexity of our products, may cause warranty incidences, when they arise, to be more costly. Our estimates regarding future warranty obligations may change due to product failure rates, material usage, and other rework costs incurred in correcting a product failure. In addition, from time to time, specific warranty accruals may be recorded if unforeseen problems arise. Should our actual experience relative to these factors be worse than our estimates, we will be required to record additional warranty expense. Alternatively, if we provide for more reserves than we require, we will reverse a portion of such provisions in future periods. The liability for warranty obligations totaled $2.9 million and $3.0 million at December 31, 2007 and 2006 respectively. These liabilities are included in accrued expenses in the accompanying consolidated balance sheets.

Year Ended December 31,	2007	2006
(In thousands)
Balance at beginning of period	$3,045	$3,972
Plus: amounts acquired or charged to cost and expenses	1,822	1,097
Less: deductions	(1,923)	(2,024)

Balance at end of period	$2,944	$3,045

Stock-Based Compensation

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment, (SFAS 123R) using the modified prospective transition method. SFAS 123R requires measurement of compensation cost for all stock-based awards at fair value on the grant date and recognition of compensation expense over the requisite service period for awards expected to vest. Prior to the adoption of SFAS 123R, ADTRAN recorded the intrinsic value of stock-based compensation as expense, in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and related interpretations, as allowed under SFAS No. 123, Accounting for Stock-based Compensation Expense (SFAS 123). Under the intrinsic value method, no material amount of stock-based compensation expense had been recorded in our Consolidated Statements of Income prior to January 1, 2006, because the exercise price of our stock options granted equaled the fair market value of the underlying stock at the date of grant.

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

We have two Board and stockholder approved stock option plans from which stock options and other awards are available for grant to employees and directors. All employee and director stock options granted under our stock option plans have an exercise price equal to the fair market value, as defined in the plan, of the underlying common stock on the grant date. There are currently no vesting provisions tied to performance or market conditions for any option; vesting for all outstanding option grants is based only on continued service as an employee or director of ADTRAN. All of our outstanding stock option awards are classified as equity instruments.

Stock-based compensation expense recognized under SFAS 123R in 2007 and 2006 was approximately $7.8 million and $8.1 million, respectively. As of December 31, 2007, total compensation cost related to non-vested stock options not yet recognized was approximately $15.6 million, which is expected to be recognized over an average remaining recognition period of 2.9 years using the ratable single-option approach. See Note 2 to the Consolidated Financial Statements for additional information.

Impairment of Long-Lived Assets

We review long-lived assets for impairment under the guidance prescribed by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We evaluate long-lived assets used in operations for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and the undiscounted cash flows estimated to be generated by the asset are less than the asset’s carrying value. An impairment loss would be recognized in the amount by which the recorded value of the asset exceeds the fair value of the asset, measured by the quoted market price of an asset or an estimate based on the best information available in the circumstances. There were no such losses recognized during 2007, 2006 and 2005.

Research and Development Costs

Research and development costs are expensed as incurred and include compensation for engineers and support personnel, outside contracted services, and material costs associated with new product development, the enhancement of current products, and product cost reductions. We continually evaluate new product opportunities and engage in intensive research and product development efforts. Research and development costs totaled $75.4 million, $70.7 million and $62.7 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Comprehensive Income

Comprehensive income consists of all changes in equity (net assets) during a period from non-owner sources. Items included in comprehensive income include net income, changes in unrealized gains and losses on marketable securities and foreign currency translation adjustments. Comprehensive income is presented in the Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income. The components of accumulated comprehensive income are as follows:

(In thousands)	Unrealized Gain (Loss) on Marketable Securities, Net of Tax	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income
Balance at December 31, 2004	$4,878	$357	$5,235
Activity in 2005	861	(622)	239
Reclassification adjustment for amounts included in net income	(1,302)	—	(1,302)

Balance at December 31, 2005	4,437	(265)	4,172
Activity in 2006	(1,404)	742	(662)
Reclassification adjustment for amounts included in net income	(814)	—	(814)

Balance at December 31, 2006	2,219	477	2,696
Activity in 2007	2,375	581	2,956
Reclassification adjustment for amounts included in net income	52	—	52

Balance at December 31, 2007	$4,646	$1,058	$5,704

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

On January 1, 2007, ADTRAN adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement 109 (FIN 48), which requires a company to recognize the benefit of a tax position in its financial statements only if that position is “more likely than not” of being sustained on an audit basis solely on the technical merit of the position. In addition, FIN 48 requires annual qualitative and quantitative disclosures including a discussion of reasonably possible significant changes that might occur in the recognized tax benefits over the next twelve months as well as an annual roll-forward of all unrecognized tax benefits.

The adoption of FIN 48 resulted in a decrease to stockholders’ equity of $1.2 million on January 1, 2007 for unrecognized tax expense, of which $0.5 million was related to estimated interest and penalties. We will continue to account for interest and penalties as a part of income tax expense. Had these amounts been recognized in the income statement, it would have resulted in a 0.9 percentage point increase in the effective tax rate for the year ended December 31, 2006. The total accrued liability for uncertain tax positions as of January 1, 2007 amounted to $2.9 million. Subsequent to adoption of FIN 48, recognition, derecognition and changes in measurement in our uncertain tax expense will be adjusted through the applicable period’s income statement.

During 2007, we recognized adjustments to our liability for uncertain tax positions of $1.0 million related to prior years and ($0.1) million related to the expiration of applicable statutes of limitations. As of December 31, 2007, our total liability for unrecognized tax benefits was $3.8 million, of which $2.7 million would reduce our effective tax rate if we were successful in upholding all of the uncertain positions and recognized the amounts recorded.

As required, we analyze our uncertain tax positions on a “more likely than not” basis. This type of analysis requires estimates and assumptions to be made by management and is based on information available at that time. These estimates and assumptions may change as new information becomes available. We do not foresee any events in the next twelve months that would significantly change our liability balance for uncertain tax positions. In addition, we have been audited by the Internal Revenue Service through the 2004 tax year and by the State of Alabama through the 2005 tax year.

See Note 7 to the Consolidated Financial Statements for the FIN 48 required tabular reconciliation of unrecognized tax benefits.

Foreign Currency

We record transactions denominated in foreign currencies on a monthly basis using exchange rates from throughout the year. Assets and liabilities denominated in foreign currencies are translated at the balance sheet dates using the closing rates of exchange between those foreign currencies and the U.S. dollar with any transaction gains or losses reported in income. Adjustments from translating financial statements of international subsidiaries are recorded in other accumulated comprehensive income.

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

The majority of Enterprise Networks products are sold in the United States through a non-exclusive distribution network of major technology distributors. These large organizations then distribute to an extensive network of value-added resellers and system integrators. Value-added resellers and system integrators may be affiliated with us as a channel partner, or they may purchase from the distributor in an unaffiliated fashion. Additionally, with certain limitations our distributors may return unused and unopened product for stock-balancing purposes when such returns are accompanied by offsetting orders for products of equal or greater value.

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

Unearned Revenue

Unearned revenue primarily represents customer billings on our maintenance service programs and deferred revenues relating to multiple element contracts where we still have contractual obligations. We currently offer maintenance contracts ranging from one to five years, primarily on Enterprise Networks Division products sold through distribution channels. Revenue attributable to maintenance contracts is recognized on a straight-line basis over the related contract term. In addition, we provide software maintenance and a variety of hardware maintenance services to Carrier Network Division customers under contracts with terms up to ten years. Non-current unearned revenue is included in other non-current liabilities in the accompanying consolidated balance sheets. At December 31, 2007 and 2006, unearned revenue was as follows:

(In thousands)	2007	2006
Current unearned revenue	$5,361	$5,802
Non-current unearned revenue	2,223	1,829

Total	$7,584	$7,631

Other Income (Expense)

Other income (expense) is comprised primarily of miscellaneous income and expense, gains and losses on foreign currency transactions, investment account management fees, scrap raw material sales, and litigation costs.

Earnings Per Share

Earnings per common share, and earnings per common share assuming dilution, are based on the weighted average number of common shares and, when dilutive, common equivalent shares outstanding during the year (see Note 11).

Dividends

The Board of Directors presently anticipates that it will declare a regular quarterly dividend so long as the current tax treatment of dividends exists and adequate levels of liquidity are maintained. During the years ended December 31, 2007, 2006 and 2005, ADTRAN paid $24.6 million, $26.8 million and $25.8 million, respectively, in dividend payments. On January 21, 2008, the Board of Directors declared a quarterly cash dividend of $0.09 per common share to be paid to holders of record at the close of business on February 7, 2008. The ex-dividend date was February 5, 2008 and the payment date was February 21, 2008. The quarterly dividend payment was $5.8 million.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expense during the reporting period. ADTRAN’s more significant estimates include the allowance for doubtful accounts, obsolete and excess inventory reserves, warranty reserves, rebates, allowance for sales returns, determination of the deferred revenue components of multiple element sales agreements, estimated income tax contingencies, the fair value of stock-based compensation and the evaluation of other-than-temporary declines in the value of investments. Actual results could differ significantly from those estimates.

Changes in Classifications

Certain changes in classifications have been made to the prior period balances in order to conform to the current period’s presentation. These reclassifications have no effect on previously reported total assets, total liabilities, stockholders’ equity or net income.

During 2007, we identified a cumulative understatement of additional paid-in capital and a corresponding overstatement of retained earnings resulting from losses incurred at the re-issuance of treasury shares from stock option exercises. These cumulative amounts were $10.6 million as of December 31, 2006 and $6.9 million as of December 31, 2005. We believe these amounts are not material to the consolidated financial statements for the periods affected and as a result, we have revised these amounts for the periods presented. These reclassifications have no effect on previously reported total assets, total liabilities, net stockholders’ equity, net income or cash flow.

Recently Issued Accounting Standards

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (FIN 48). See Note 1 and Note 7 to the Consolidated Financial Statements for more information.

During the first quarter of 2007, we adopted Emerging Issues Task Force (EITF) Issue 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation) (EITF 06-3). We present these items within the scope of EITF 06-3 on a gross basis, and the amounts are not significant.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), which clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under SFAS 157, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We are currently evaluating the impact the adoption of SFAS 157 might have on our consolidated results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide warranty goods or services. If the use of fair value is elected, any upfront cost and fees related to the item must be recognized in earnings and cannot be deferred. The fair value election is irrevocable and generally made on an instrument-by-instrument basis even if a company has similar instruments that it elects not to measure at fair value. At the adoption date, unrealized gains and losses on existing items for which the fair value option has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes to fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by ADTRAN in the first quarter of 2008. We are currently determining whether fair value accounting is appropriate for any of our eligible items and cannot currently estimate the impact, if any, that SFAS 159 will have on our consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141R), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any non-controlling interest in the acquiree in a business combination. SFAS 141R establishes principles stipulating how goodwill acquired in a business combination or a gain from a bargain purchase should be recognized and measured. The statement also expands the disclosure requirements related to the nature and financial impact of business combinations. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently evaluating the impact the adoption of SFAS 141R might have on our consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB No. 51 (“SFAS 160”), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 also provides guidance when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently evaluating the impact the adoption of SFAS 160 might have on our consolidated results of operations and financial condition.

Note 2—Stock Incentive Plans

Stock Option Program Descriptions

Our Board of Directors adopted the 1996 Employee Incentive Stock Option Plan (1996 Plan) effective February 14, 1996, as amended, under which 17.0 million shares of common stock were reserved for issuance to certain employees and officers through incentive stock options and non-qualified stock options. Options granted under the 1996 Plan become exercisable beginning after one year of continued employment, normally pursuant to a four or five-year vesting schedule beginning on the first anniversary of the grant date, and have a ten-year contractual term. The 1996 Plan expired February 14, 2006, and expiration dates of options outstanding at December 31, 2007 under the 1996 Plan range from 2008 to 2016.

On January 23, 2006, the Board of Directors adopted the 2006 Employee Stock Incentive Plan (2006 Plan), which reserves 13.0 million shares of common stock for issuance to certain employees and officers through incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock and restricted stock units. The 2006 Plan was adopted by stockholder approval at our annual meeting of stockholders held on May 9, 2006. Options granted under the 2006 Plan become exercisable beginning after one year of continued employment, normally pursuant to a four-year vesting schedule beginning on the first anniversary of the grant date, and have a ten-year contractual term. Expiration dates of options outstanding at December 31, 2007 under the 2006 Plan range from 2016 to 2017.

Our stockholders approved the 2005 Directors Stock Option Plan (Directors Plan) on May 18, 2005, under which 0.4 million shares of common stock have been reserved. The Directors Plan is a formula plan to provide options to our non-employee directors. Options granted under the Directors Plan normally become exercisable on the first anniversary of the grant date, and have a ten-year contractual term. We currently have options outstanding under the 1995 Directors Stock Option Plan, as amended, which expired October 31, 2005. Expiration dates of options outstanding under both plans at December 31, 2007 range from 2008 to 2017.

The following table is a summary of our stock options outstanding as of December 31, 2006 and 2007 and the changes that occurred during 2007:

(In thousands, except per share amounts)	Number of Options	Weighted Average Exercise Price	Weighted Avg. Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options outstanding, December 31, 2006	7,019	$18.58	5.51	$40,896

Options granted	999	$23.11
Options cancelled/forfeited	(444)	$27.04
Options exercised	(1,199)	$12.80

Options outstanding, December 31, 2007	6,375	$19.79	5.94	$24,737

Options exercisable, December 31, 2007	4,339	$17.84	4.50	$24,714

The following table further describes our stock options outstanding as of December 31, 2007:

(In thousands, except per share amounts)
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding at 12/31/07	Weighted Avg. Remaining Contractual Life in Years	Weighted Average Exercise Price	Options Exercisable at 12/31/07	Weighted Avg. Remaining Contractual Life in Years	Weighted Average Exercise Price
$ 8.69 - $10.66	1,349	3.78	$10.17	1,349	3.78	$10.17
$10.91 - $18.03	1,470	2.80	$14.91	1,467	2.80	$14.90
$18.03 - $22.53	1,350	7.91	$22.25	621	7.91	$22.09
$22.58 - $30.04	1,663	8.95	$25.81	367	8.95	$29.37
$31.10 - $37.18	543	5.74	$32.36	535	5.74	$32.37

	6,375			4,339

All of the options above were issued at exercise prices that approximate fair market value at the date of grant. At December 31, 2007, 11.6 million options were available for grant under the shareholder approved plans.

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (the difference between ADTRAN’s closing stock price on the last trading day of 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2007. The amount of aggregate intrinsic value will change based on the fair market value of ADTRAN’s stock.

The total pretax intrinsic value of options exercised during 2007, 2006 and 2005 was $14.5 million, $5.1 million and $23.3 million, respectively. The fair value of options vesting during 2007, 2006 and 2005 was $11.2 million, $4.7 million and $10.2 million, respectively.

Stock-Based Compensation

On January 1, 2006, ADTRAN adopted SFAS 123R which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including grants of stock options, based on estimated fair values. SFAS 123R supersedes APB No. 25, which we previously applied, for periods beginning in fiscal 2006. In March 2005, the SEC issued Staff Accounting Bulletin (SAB) 107 relating to SFAS 123R. We have applied the provisions of SAB 107 in our adoption of SFAS 123R.

ADTRAN adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal 2006 year. Our Consolidated Statements of Income for the twelve months ended December 31, 2006 and 2007 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, our Consolidated Statements of Income for prior periods have not been restated to reflect the impact of SFAS 123R. New awards are valued and accounted for prospectively upon adoption. Prior outstanding stock option awards that were not fully vested as of December 31, 2005 will be recognized as compensation expense in our Consolidated Statements of Income over their remaining requisite service periods based on their previously established fair values.

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

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest will be recognized as expense over the requisite service periods in our Consolidated Statements of Income. Stock-based compensation expense recognized in our Consolidated Statements of Income for the years ended December 31, 2007 and 2006 includes compensation expense for stock-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the stock-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Compensation expense for all stock-based payment awards is recognized using the ratable single-option approach. Stock-based compensation expense recognized in our Consolidated Statements of Income for the years ended December 31, 2007 and 2006 is based on awards ultimately expected to vest; therefore, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. As such, we evaluated the need to record a cumulative effect adjustment for estimated forfeitures upon the adoption of SFAS 123R. Because this adjustment only applies to the extent that compensation cost was previously recognized for the unvested awards, no cumulative effect adjustment was recorded upon adoption.

ADTRAN uses the Black-Scholes option pricing model (Black-Scholes Model) for the purpose of determining the estimated fair value of stock-based payment awards on the date of grant under SFAS 123R. The Black-Scholes Model requires the input of certain assumptions that involve judgment. Because our stock options have characteristics significantly different from those of traded options, and because changes in the input assumptions can materially affect the fair value estimate, existing models may not provide reliable measures of fair value of our stock options. We have used third-party analyses to assist in developing the assumptions used in our Black-Scholes Model. We will continue to assess the assumptions and methodologies used to calculate estimated fair value of stock-based compensation. If circumstances change, and additional data becomes available over time, we may change our assumptions and methodologies, which may materially impact our fair value determination.

ADTRAN has elected to adopt the alternative transition method, as permitted by FASB Staff Position No. FAS 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, to calculate the tax effects of stock-based compensation pursuant to SFAS 123R for those awards that were outstanding upon adoption of SFAS 123R. The alternative transition method allows the use of simplified methods to calculate the beginning capital-in-excess-of-par pool related to the tax effects of stock-based compensation and to determine the subsequent impact of the tax effects of stock-based compensation awards on the capital-in-excess-of-par pool and the Consolidated Statements of Cash Flows. Prior to the adoption of SFAS 123R, we reported all tax benefits resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123R

requires cash flows resulting from the tax deductions in excess of the related compensation cost recognized in the financial statements (“excess tax benefits”) to be classified as financing cash flows. In accordance with SFAS 123R, excess tax benefits recognized in periods after the adoption date have been classified as financing cash flows. Excess tax benefits recognized in periods prior to the adoption date are classified as operating cash flows.

Valuation and Expense Information

The following table summarizes stock-based compensation expense related to stock options under SFAS 123R for the years ended December 31, 2007 and 2006, which was allocated as follows:

(In thousands)	2007	2006
Stock-based compensation expense included in cost of sales	$268	$399

Selling, general and administrative expense	3,495	3,945
Research and development expense	4,052	3,794

Stock-based compensation expense included in operating expenses	7,547	7,739

Total stock-based compensation expense	7,815	8,138
Tax benefit for expense associated with non-qualified options	(680)	(971)

Total stock-based compensation expense, net of tax	$7,135	$7,167

At December 31, 2007, total compensation cost related to non-vested stock options not yet recognized was approximately $15.6 million, which is expected to be recognized over an average remaining recognition period of 2.9 years using the ratable single-option approach.

The option pricing model requires the use of several significant assumptions that impact the fair value estimate. These variables include, but are not limited to, the volatility of our stock price and employee exercise behaviors. The assumptions and variables used for the current period grants were developed based on SFAS 123R and SEC guidance contained in SAB 107. There were no material changes made during 2007 to the methodology used to determine the assumptions.

The weighted-average estimated fair value of stock options granted to employees and directors during the twelve months ended December 31, 2007 and 2006 was $8.76 per share and $9.33 per share, respectively, with the following weighted-average assumptions:

	2007	2006
Expected volatility	43.42%	47.40%
Risk-free interest rate	4.02%	4.58%
Expected dividend yield	1.56%	1.58%
Expected life (in years)	4.98	4.90

We based our estimate of expected volatility for the twelve months ended December 31, 2007 and 2006 on the sequential historical daily trading data of our common stock for a period equal to the expected life of the options granted. The selection of the historical volatility approach was based on available data indicating our historical volatility is as equally representative of ADTRAN’s future stock price trends as is implied volatility. We have no reason to believe the future volatility of our stock price is likely to differ from its past volatility.

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

Stock-based compensation expense recognized in our Consolidated Statements of Income for the twelve months ended December 31, 2007 and 2006 is based on options ultimately expected to vest, and has been reduced for estimated forfeitures. Estimates for forfeiture rates are based upon historical experience and are evaluated quarterly. We expect our forfeiture rate to be approximately 4.0% annually.

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

(In thousands, except per share amounts)	2005
Reported net income	$101,150
Plus: total stock-based compensation included in the determination of reported net income, net of tax	278
Less: total stock-based compensation expense determined under fair value based method for all awards, net of tax	(8,627)

Pro forma net income for calculation of diluted earnings per share	$92,801

Earnings per share:
Diluted-as reported	$1.30
Diluted-pro forma	$1.19

The weighted-average estimated value of stock options granted to employees and directors during the twelve months ended December 31, 2005 was $14.21 using the following weighted-average assumptions:

2005
Expected volatility	55.48%
Risk-free interest rate	4.35%
Expected dividend yield	1.18%
Expected life (in years)	5.00

Prior to the adoption of SFAS 123R, the expected life and expected volatility of the stock options were based upon historical and other economic data. Forfeitures of stock options were accounted for as they occurred.

Note 3—Investments

We classify our investments as available-for-sale. At December 31, 2007 and 2006, we held the following securities, recorded at either fair value or amortized cost, which approximates fair value.

(In thousands)	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
December 31, 2007
Available-for-sale securities
Restricted investments	$51,953	$203	$—	$52,156
Municipal fixed-rate bonds	121,800	333	(24)	122,109
Municipal variable rate demand notes	47,475	—	—	47,475
Municipal auction rate securities	8,970	—	—	8,970
Marketable equity securities	16,098	7,825	(1,019)	22,904
Other equity investments	2,098	—	—	2,098

Total available-for-sale securities	$248,394	$8,361	$(1,043)	$255,712

December 31, 2006
Available-for-sale securities
Restricted investments	$51,857	$202	$—	$52,059
Municipal fixed-rate bonds	169,694	79	(706)	169,067
Municipal auction rate securities	47,667	—	—	47,667
Marketable equity securities	13,590	4,091	(130)	17,551
Other equity investments	3,121	—	—	3,121

Total available-for-sale securities	$285,929	$4,372	$(836)	$289,465

Restricted investments at December 31, 2007 consist of $49.0 million invested in a restricted certificate of deposit and $3.2 million of deferred compensation plan assets. Restricted investments at December 31, 2006 consist of $49.5 million invested in a restricted certificate of deposit and $2.6 million of deferred compensation plan assets.

At December 31, 2007 and 2006, we held $9.0 million and $47.7 million, respectively, of municipal auction rate securities and at December 31, 2007 we held $47.5 million of municipal variable rate demand notes, all of which are classified as available-for-sale short-term investments. Despite the long-term nature of their stated contractual maturities, we have the ability to quickly liquidate these securities. Our investments in these securities are recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset every seven, 28, or 35 days. As a result, we had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from these investments. All income generated from these investments was recorded as interest income. Further, we have not been required to record any losses relating to municipal variable rate demand notes or municipal auction rate securities subsequent to December 31, 2007, and we have held no municipal auction rate securities since February 7, 2008.

We review our investment portfolio for potential “other-than-temporary” declines in value on an individual investment basis. We assess, on a quarterly basis, significant declines in value which may be considered other-than-temporary and, if necessary, recognize and record the appropriate charge to write-down the carrying value of such investments. In making this assessment, we take into consideration qualitative and quantitative information, including but not limited to the following: the magnitude and duration of historical decline in market prices, credit rating activity, assessments of liquidity, public filings, and statements made by the issuer. We generally begin our identification of potential other-than-temporary impairments by reviewing any security with a market value that has declined from its original or adjusted cost basis by 25% for more than six months. We then evaluate the individual security based on the previously identified factors to determine the amount of the write-down, if any. For each of the years ended December 31, 2007 and 2006 we had a charge of $0.1 million related to the impairment of certain publicly traded equity securities. There were no such charges in 2005.

Gross realized gains on the sale of securities were approximately $0.9 million, $1.4 million and $1.9 million for the years ended December 31, 2007, 2006 and 2005, respectively. Gross realized losses on the sale of securities were approximately $0.5 million, $0.1 million and $0.4 million for the years ended December 31, 2007, 2006 and 2005, respectively. Realized gains and losses on sales of securities are computed under the specific identification method. As of December 31, 2007 and 2006, we had net unrealized gains on our investments of $7.3 million and $3.5 million, respectively. As of December 31, 2007 and 2006, we had $1.0 million and $0.7 million, respectively of unrealized losses with durations greater than 12 months. At December 31, 2007, a total of 157 holdings were in an unrealized loss position, with 32 holdings having a loss of 25% or greater for a period of one to five months. The fair values of investments with unrealized losses were $23.2 million ($17.4 million related to fixed-rate municipal bonds and $5.8 million related to marketable equity securities) and $134.5 million ($132.5 million related to fixed-rate municipal bonds and $2.0 million related to marketable equity securities) at December 31, 2007 and 2006, respectively.

As of December 31, 2007, municipal fixed-rate bonds had the following contractual maturities:

(In millions)	2007
Maturity
Less than one year	$86.8
One year to three years	30.7
Three years to five years	4.6

Total	$122.1

In addition, as of December 31, 2007 we held $47.5 million of municipal variable rate demand notes that contain put options of seven days or less and $9.0 million of municipal auction rate securities that had a contractual maturity date greater than five years.

We have committed to invest up to an aggregate of $7.8 million in two private equity funds, and we have contributed $7.6 million to date, of which $7.1 million has been applied toward these commitments. The duration of each of these commitments is ten years with $0.2 million expiring in 2010 and $0.5 million expiring in 2012. As of December 31, 2007, we have received distributions related to these two private equity funds of $5.5 million. These investments are carried at cost, net of distributions, and are included in long-term investments in the accompanying Consolidated Balance Sheets. The outstanding balance of these investments was $2.1 million, and $3.1 million at December 31, 2007 and 2006, respectively.

Note 4—Inventory

At December 31, 2007 and 2006, inventory was comprised of the following:

(In thousands)	2007	2006
Raw materials	$30,519	$30,136
Work in process	2,552	4,870
Finished goods	21,899	25,153
Inventory reserve	(6,424)	(7,042)

Total	$48,546	$53,117

Note 5—Property, Plant and Equipment

At December 31, 2007 and 2006, property, plant and equipment were comprised of the following:

(In thousands)	2007	2006
Land	$4,263	$4,263
Land improvements	11,856	11,757
Building	68,554	68,554
Furniture and fixtures	15,735	15,525
Computer hardware and software	52,734	50,565
Engineering and other equipment	70,007	66,444

Total Property, Plant and Equipment	223,149	217,108
Less accumulated depreciation	(147,180)	(136,914)

Total Property, Plant and Equipment (net)	$75,969	$80,194

Depreciation expense was $10.7 million, $10.8 million and $13.2 million in 2007, 2006 and 2005, respectively.

Note 6—Alabama State Industrial Development Authority Financing and Economic Incentives

In conjunction with an expansion of our Huntsville, Alabama, facility, we were approved for participation in an incentive program offered by the State of Alabama Industrial Development Authority (the “Authority”). Pursuant to the program, on January 13, 1995, the Authority issued $20.0 million of its taxable revenue bonds and loaned the proceeds from the sale of the bonds to ADTRAN. The bonds were originally purchased by AmSouth Bank of Alabama, Birmingham, Alabama (the “Bank”). Wachovia Bank, N.A., Nashville, Tennessee (formerly First Union National Bank of Tennessee) (the “Bondholder”), purchased the original bonds from the Bank and made further advances to the Authority, bringing the total amount outstanding to $50.0 million. An Amended and Restated Taxable Revenue Bond (“Amended and Restated Bond”) was issued and the original financing agreement was amended. The Amended and Restated Bond bears interest, payable monthly. The interest rate is 5%. The Amended and Restated Bond matures on January 1, 2020. The estimated market value of the bond at December 31, 2007 was approximately $48.6 million. We are required to make payments to the Authority in amounts necessary to pay the principal of and interest on the Amended and Restated Bond. Included in long-term investments is $49.0 million which is invested in a restricted certificate of deposit. These funds serve as collateral deposit against the principal of this bond. In conjunction with this program, we are eligible to receive certain economic incentives from the state of Alabama that reduce the amount of payroll withholdings that we are required to remit to the state for those employment positions that qualify under the program. We realized $1.4 million in economic incentives for each of the years ended December 31, 2007, 2006 and 2005.

Due to continued positive cash flow from operating activities, ADTRAN made a business decision to begin an early partial redemption of the bond as evidenced by a $0.5 million principal payment in both the third quarter of 2006 and 2007. It is our intent to make annual principal payments of between $0.5 million and $5.0 million per year in addition to the interest amounts that are due. In connection with this decision, $0.5 million of the bond debt has been reclassified to a current liability in the Consolidated Balance Sheet.

Note 7—Income Taxes

A summary of the components of the provision for income taxes as of December 31, 2007, 2006 and 2005 is as follows:

(In thousands)	2007	2006	2005
Current
Federal	$38,956	$40,121	$48,520
State	3,270	4,403	5,348

Total current	42,226	44,524	53,868
Deferred tax provision	(2,990)	(4,332)	(1,644)

Total provision for income taxes	$39,236	$40,192	$52,224

The effective income tax rate differs from the federal statutory rate due to the following:

	2007	2006	2005
Tax provision computed at the federal statutory rate (35% in 2007, 2006 and 2005)	35.00%	35.00%	35.00%
State income tax provision, net of federal benefit	2.95%	3.58%	3.24%
Federal research credits	(1.64)%	(1.39)%	(1.46)%
Tax-exempt income	(2.43)%	(2.79)%	(1.46)%
State tax incentives	(1.19)%	(1.14)%	(0.93)%
Stock-based compensation	1.71%	1.58%	0.0%
Extra-territorial income	0.0%	(0.43)%	(0.35)%
Domestic production activity deduction	(0.95)%	(0.53)%	(0.50)%
Life insurance	(0.28)%	0.0%	0.0%
Other, net	0.78%	0.03%	0.51%

Effective tax rate	33.95%	33.91%	34.05%

Deferred income taxes on the balance sheet result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The principal components of our current and non-current deferred taxes are as follows:

(In thousands)	2007	2006
Current deferred tax assets
Accounts receivable	$41	$78
Inventory	4,028	4,467
Accrued expenses	3,590	3,370

Total current deferred tax assets	7,659	7,915
Non-current deferred tax assets
Accrued expenses	87	100
Deferred compensation	1,184	735
Stock-based compensation	1,552	1,092
State tax and interest expense	843	—
Other	222	—
State research credits	1,236	1,187
Valuation allowance	(1,236)	(1,187)

Total non-current deferred tax assets	3,888	1,927

Total deferred tax assets	$11,547	$9,842

Non-current deferred tax liabilities	2007	2006
Accumulated depreciation	$(1,644)	$(1,941)
Investments	(1,131)	(680)

Total non-current deferred tax liabilities	$(2,775)	$(2,621)

Net deferred tax assets	$8,772	$7,221

At December 31, 2007 and 2006, non-current deferred tax liabilities related to investments reflect amounts provided for changes in unrealized gains and losses on available-for-sale investments. The net change in non-current deferred taxes associated with these investments, a deferred tax provision of $1.4 million in 2007 and a deferred tax benefit of $1.4 million in 2006, is recorded as an adjustment to other comprehensive income, presented in the Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income.

We have state research tax credit carry-forwards of $1.2 million which will expire between 2015 and 2022. In accordance with SFAS No. 109, Accounting for Income Taxes, we believe it is more likely than not that we will not realize the benefits of our deferred tax asset arising from these credits, and accordingly, have provided a valuation allowance. We do not provide for U.S. income tax on undistributed earnings of our foreign operations, whose earnings are intended to be permanently reinvested. For years ended December 31, 2007, 2006 and 2005, foreign profits before income taxes were not material.

During 2007 and 2006, we recorded an income tax deduction of $4.4 million and $1.6 million, respectively, as an adjustment to equity in accordance with SFAS 123R. During 2005, we recorded an income tax deduction of $8.0 million as an adjustment to equity in accordance with APB 25. This deduction is calculated on the difference between the exercise price of stock option exercises and the market price of the underlying common stock upon exercise. For the years ended December 31, 2007 and 2006, approximately 52% and 86%, respectively, of the income tax deduction related to disqualifying dispositions of shares acquired upon exercise of incentive stock options and 48% and 14%, respectively, related to non-qualified stock options.

We adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement 109 (FIN 48) on January 1, 2007 as discussed in Note 1 to the Consolidated Financial Statements. FIN 48 clarified our accounting for uncertain tax positions and the resulting unrecognized income tax benefits, as discussed in our accounting policy for income taxes. The change in the unrecognized income tax benefits from January 1, 2007 to December 31, 2007 is reconciled below:

(In thousands)	Gross Unrecognized Income Tax Benefit
Unrecognized income tax benefit as of January 1, 2007	$2,877
Increases for tax positions related to:
Prior years	1,060
Current year	563
Decreases for tax positions related to:
Prior years	(106)
Current year	—
Settlements with taxing authorities	(502)
Expiration of applicable statute of limitations	(120)

Unrecognized income tax benefits as of December 31, 2007	$3,772

We classify interest and penalties recognized on the liability for unrecognized tax benefits as income tax expense. The balances of accrued interest and penalties were $0.7 million as of January 1, 2007 and $1.1 million as of December 31, 2007 and are included in the table above.

We do not anticipate a single tax position generating a significant increase or decrease in our liability for unrecognized tax benefits within twelve months of this reporting date. We file income tax returns in the U.S. federal and various state jurisdictions and several foreign jurisdictions. Generally, we are not subject to changes in income taxes by any taxing jurisdiction for the years prior to 2003.

Note 8—Employee Benefit Plans

401(k) Savings Plan

We maintain the ADTRAN, Inc. 401(k) Retirement Plan (Savings Plan) for the benefit of our eligible employees. The Savings Plan is intended to qualify under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended (Code), and is intended to be a “safe harbor” 401(k) plan under Code Section 401(k)(12). The Savings Plan allows employees to save for retirement by contributing part of their compensation to the plan on a tax-deferred basis. The plan also requires us to contribute a “safe harbor” amount each year. In 2007, 2006 and 2005 we contributed an amount equal to 3% of compensation for eligible employees who had completed a year of service by the end of the year. Beginning January 1, 2008, we changed our contribution such that we will match up to 4% of employee contributions, 100% of an employee’s first 3% of contributions and 50% of their next 2% of contributions. In calculating our contribution, we only use compensation up to the statutory maximum under the Code ($225,000 for 2007). All contributions under the Savings Plan are 100% vested. Charges to operations for employer contributions and plan administration costs for the Savings Plan amounted to approximately $3.1 million, $3.0 million and $2.9 million in 2007, 2006 and 2005, respectively.

Deferred Compensation Plan

We maintain the ADTRAN, Inc. Deferred Compensation Plan (Deferred Compensation Plan). This plan is offered as a supplement to our tax-qualified 401(k) plan and is available to our officers who have been duly elected by our Board of Directors. The deferred compensation plan allows participants to defer all or a portion of their salaries and annual bonuses, and permits us to make matching contributions on a discretionary basis, without the limitations that apply to the 401(k) plan. To date, we have not made any matching contributions under this plan. All contributions are unfunded and are credited to bookkeeping accounts for the participants. However, we have set aside assets in a rabbi trust (Trust) to help us pay the benefits under this plan. The Trust assets are subject to the claims of our creditors in the event of bankruptcy or insolvency. The assets of the Trust are invested in pre-approved mutual funds as directed by each participant, and the participant’s account is credited with the earnings and losses attributable to those investments. None of the Trust assets are invested in shares of ADTRAN common stock. Benefits are usually distributed after termination of employment, or at age 65 if elected by the participant, in a single lump sum cash payment. We account for the Deferred Compensation Plan in accordance with EITF Abstract 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested.

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

(In thousands)	2007	2006
Market Value of Plan Assets
Short-term Investments	$91	$—
Long-term Investments	3,064	2,559

Total Market Value of Plan Assets	$3,155	$2,559

Amounts Payable to Plan Participants
Current Liabilities	$91	$—
Non-current Liabilities	3,064	2,559

Total Amounts Payable to Plan Participants	$3,155	$2,559

In accordance with EITF 97-14, changes in the fair value of the plan assets held by the Trust have been included as other income in the accompanying 2007 and 2006 Consolidated Statements of Income and in other comprehensive income in the accompanying 2007 and 2006 Consolidated Balance Sheets. Changes in the fair value of the deferred compensation liability are included as selling, general and administrative expense in the accompanying 2007, 2006 and 2005 Consolidated Statements of Income. Based on the changes in the total market value of the Trust’s assets, we recorded deferred compensation adjustments in 2007, 2006 and 2005 of $0.3 million, $0.3 million and $0.2 million, respectively.

Retiree Medical Coverage

We provide medical, dental and prescription drug coverage to one retired former officer and his spouse, for his life, on the same terms as provided to our active officers and to the spouse of a former deceased officer for up to 30 years. This liability totaled $0.2 million and $0.1 million at December 31, 2007 and 2006, respectively.

Note 9—Segment Information and Major Customers

ADTRAN operates two reportable segments: (1) the Carrier Networks Division and (2) the Enterprise Networks Division. The accounting policies of the segments are the same as those described in the “Nature of Business and Summary of Significant Accounting Policies” (see Note 1) to the extent that such policies affect the reported segment information. We evaluate the performance of our segments based on gross profit; therefore, selling, general and administrative expense, as well as research and development expenses, interest income/expense, net realized investment gains/loss, other income/expense and provision for taxes are reported on an entity-wide basis only. There are no inter-segment revenues.

The following table presents information about the reported sales and gross profit of our reportable segments for each of the years ended December 31, 2007, 2006 and 2005. Asset information by reportable segment is not reported, since ADTRAN does not produce such information internally.

Sales by Market Segment

	2007		2006		2005
(In thousands)	Sales	Gross Profit	Sales	Gross Profit	Sales	Gross Profit
Carrier Networks	$358,023	$212,818	$356,606	$208,549	$386,051	$225,781
Enterprise Networks	118,755	70,168	116,102	70,412	127,164	77,539

	$476,778	$282,986	$472,708	$278,961	$513,215	$303,320

Sales by Product

In January 2007, we announced we would begin reporting new product categories in order to increase transparency in major product areas. The new product categories are:

•	Loop Access

•	Carrier Systems, and

•	Business Networking.

Loop Access products are used by carrier and enterprise customers for access to today’s copper-based telecommunications network. The Loop Access category includes products such as Digital Data Service (DDS) and Integrated Services Digital Network (ISDN) (Total Reach®) products, High bit-rate Digital Subscriber Line (HDSL) products including Total Access® 3000 based HDSL and Time Division Multiplexed-Symmetrical HDSL (TDM-SHDSL) products, T1/E1/T3, Channel Service Units/Data Service Units (CSUs/DSUs), and TRACER® fixed wireless products.

Carrier Systems products are used by telecommunications service providers to provide last mile access in support of data, voice and video services to consumers and enterprises. The Carrier Systems category includes our broadband access products comprising Digital Subscriber Line Access Multiplexer (DSLAM) products, Total Access® 5000 multi-access and aggregation platform products, and Fiber-To-The-Node (FTTN) products. Our broadband access products are used by service providers to deliver high speed Internet access, Voice over Internet Protocol (VoIP), IPTV, and/or Ethernet services from central office or remote terminal locations to customer premises. The Carrier Systems category also includes our optical access products. These products consist of optical access multiplexers including our family of OPTI products. Optical access products are used to deliver higher bandwidth services, or to aggregate large numbers of low bandwidth services for transportation across fiber optic infrastructure. Total Access® 1500 systems, 303 concentrator products, M13 multiplexer products and wireless network backhaul products are also included in the Carrier Systems product category.

Business Networking products provide enterprises access to today’s telecommunication networks and facilitate networking capabilities for voice, data and video networks. The Business Networking category includes integrated access devices (IAD) and Internetworking products. Internetworking products consist of our NetVanta® product lines, including IP access routers, Ethernet switches, Internet security/firewall appliances, IP Private Branch Exchange (PBX) products, Carrier Ethernet Network Terminating Equipment (NTE) and IP Business Gateways.

The table below presents sales information by product category for the years ended December 31, 2007, 2006 and 2005:

(In thousands)	2007	2006	2005
Loop Access	$208,680	$209,491	$237,811
Carrier Systems	179,769	175,283	190,137
Business Networking	88,329	87,934	85,267

Total	$476,778	$472,708	$513,215

Additionally, we are providing sub-categories of product revenues for broadband access and optical access products (included in Carrier Systems) and Internetworking products (included in Business Networking) to provide greater transparency into our primary growth areas. Also, we are providing HDSL revenues (included in Loop Access) as a subcategory.

The table below presents subcategory revenues for the years ended December 31, 2007, 2006 and 2005:

(In thousands)	2007	2006	2005
Broadband Access (included in Carrier Systems)	$83,951	$80,124	$75,513
Optical Access (included in Carrier Systems)	43,109	36,481	39,884
Internetworking (NetVanta® & Multi-service Access Gateways) (included in Business Networking)	53,381	36,102	23,231
HDSL (does not include T1) (included in Loop Access)	173,550	173,994	185,876
Other products (included in the above table)	122,787	146,007	188,711

Total	$476,778	$472,708	$513,215

Sales by Geographic Region

The following is sales information by geographic area for the years ended December 31, 2007, 2006 and 2005:

(In thousands)	2007	2006	2005
United States	$437,159	$440,757	$455,065
International	39,619	31,951	58,150

Total	$476,778	$472,708	$513,215

Single customers comprising more than 10% of our revenue in 2007 include AT&T Inc. at 23%, Embarq Corporation (formerly Sprint Corporation) at 12%, Verizon Communications, Inc. at 12% and Qwest Communications International at 13%. Single customers comprising more than 10% of our revenue in 2006 include AT&T Inc. at 24%, Embarq Corporation at 13% and Verizon Communications, Inc. at 13%. Single customers comprising more than 10% of our revenue in 2005 included AT&T Inc. at 20%, Sprint Corporation at 14% and Verizon Communications, Inc. at 11%. No other customer accounted for 10% or more of our sales in 2007, 2006, or 2005.

Sales to domestic incumbent local exchange carriers (ILECs) amounted to approximately 60%, 56% and 56% of total sales during the years ended December 31, 2007, 2006 and 2005, respectively. In addition, a significant portion of our products are sold directly to distributors and certain value-added resellers, which accounted for approximately 26%, 31% and 26% of our revenue for each of the years ended December 31, 2007, 2006 and 2005, respectively.

As of December 31, 2007, long-lived assets, net totaled $76.0 million, which includes $75.7 million held in the United States and $0.3 million held outside the United States. As of December 31, 2006, long-lived assets, net, totaled $80.2 million, which includes $80.0 million held in the United States and $0.2 million held outside the United States.

Note 10—Commitments and Contingencies

In the ordinary course of business, we may be subject to various legal proceedings and claims, including employment disputes, patent claims, disputes over contract agreements and other commercial disputes. In some cases, claimants seek damages, or other relief, such as royalty payments related to patents, which, if granted, could require significant expenditures. Although the outcome of any claim or litigation can never be certain, it is our opinion that the outcome of all contingencies of which we are currently aware will not materially affect our business, operations, financial condition or cash flows.

We lease office space and equipment under operating leases which expire at various dates through 2013. As of December 31, 2007, future minimum rental payments under non-cancelable operating leases with original maturities of greater than 12 months are approximately as follows:

(In thousands)
2008	$1,203
2009	976
2010	928
2011	499
After 2011	129

Total	$3,735

Rental expense was approximately $1.5 million, $1.3 million and $1.0 million in 2007, 2006 and 2005, respectively.

Note 11—Earnings Per Share

A summary of the calculation of basic and diluted earnings per share (EPS) for the years ended December 31, 2007, 2006 and 2005 is as follows:

	Year Ended
(In thousands, except for per share amounts)	2007	2006	2005
Numerator
Net Income	$76,335	$78,333	$101,150

Denominator
Weighted average number of shares—basic	67,848	73,451	75,775
Effect of dilutive securities—stock options	1,364	1,746	2,191

Weighted average number of shares—diluted	69,212	75,197	77,966

Net income per share – basic	$1.13	$1.07	$1.33
Net income per share – diluted	$1.10	$1.04	$1.30

For the years ended December 31, 2007, 2006 and 2005, 3.5 million, 1.5 million and 1.5 million stock options were outstanding but were not included in the computation of that year’s diluted EPS because the options’ exercise prices were greater than the average market price of the common shares, therefore making them anti-dilutive under the treasury method.

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

Unaudited Quarterly Operating Results

(In thousands, except for per share amounts)

Three Months Ended	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Net sales	$110,312	$123,674	$123,821	$118,971
Gross profit	$65,790	$73,559	$74,118	$69,519
Operating income	$20,956	$27,858	$30,048	$25,428
Net income	$16,928	$19,843	$21,453	$18,111
Earnings per common share assuming dilution (1)	$0.24	$0.28	$0.31	$0.27
Earnings per common share	$0.24	$0.29	$0.32	$0.28

Three Months Ended	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Net sales	$108,648	$122,296	$132,650	$109,114
Gross profit	$64,508	$72,431	$78,635	$63,387
Operating income	$22,055	$28,618	$34,378	$20,564
Net income	$16,255	$20,814	$24,208	$17,056
Earnings per common share assuming dilution (1)	$0.21	$0.27	$0.33	$0.24
Earnings per common share	$0.21	$0.28	$0.34	$0.24

(1)	Assumes exercise of dilutive stock options calculated under the treasury method.

Note 13—Related Party Transactions

We employ the law firm of our director emeritus for legal services. All bills for services rendered by this firm are reviewed and approved by our chief financial officer. We believe that the fees for such services are reasonable and comparable to those charged by other firms for services rendered to us. We paid $0.1 million during each of the years ended December 31, 2007, 2006 and 2005 for these legal services.

Note 14—Subsequent Events

On January 21, 2008, the Board declared a quarterly cash dividend of $0.09 per common share to be paid to stockholders of record at the close of business on February 7, 2008. The quarterly dividend payment was $5.8 million and was paid on February 21, 2008.

During the first quarter of 2008 and as of February 22, 2008, ADTRAN repurchased 0.7 million shares of its common stock through open market purchases at an average cost of $19.37 per share and has the authority to repurchase an additional 0.8 million shares under the plan approved by the Board of Directors on July 16, 2007.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Internal control over financial reporting. Section 404 of the Sarbanes-Oxley Act of 2002 requires management to include in this Annual Report on Form 10-K a report on management’s assessment of the effectiveness of our internal control over financial reporting, as well as a report from our independent registered public accounting firm on the effectiveness of internal control over financial reporting. Management’s report on internal control over financial reporting and the related report from our independent registered public accounting firm are located in Item 8. “Financial Statements and Supplementary Data” of this report.

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

Information relating to nominees for director of ADTRAN and compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the captions “Proposal 1–Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance,” respectively, in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 6, 2008. Such information is incorporated herein by reference. The definitive Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2007. Information relating to the executive officers of ADTRAN, pursuant to Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K, is set forth at Part I, Item 4A of this report under the caption “Executive Officers of the Registrant.” This information is incorporated herein by reference.

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

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Changes in Stockholders’ Equity and Other Comprehensive Income for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

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

Exhibit Number	Description
3.1	Certificate of Incorporation, as amended (Exhibit 3.1 to ADTRAN's Registration Statement on Form S-1, No. 33-81062 (the“Form S-1 Registration Statement”)).

3.2	Bylaws, as amended (Exhibit 3.1 to ADTRAN's Current Report on Form 8-K filed October 16, 2007).

10.1	Documents relative to the $50,000,000 Taxable Revenue Bond, Series 1995 (ADTRAN, Inc. Project) issued by the Alabama State Industrial Development Authority, consisting of the following:

	(a)	First Amended and Restated Financing Agreement dated April 25, 1997, among the State Industrial Development Authority, a public corporation organized under the laws of the State of Alabama (the “Authority”), ADTRAN and First Union National Bank of Tennessee, a national banking corporation (the “Bondholder”) (Exhibit 10.1(a) to ADTRAN's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (the “1997 Form 10-Q”)).

	(b)	First Amended and Restated Loan Agreement dated April 25, 1997, between the Authority and ADTRAN (Exhibit 10.1(b) to the 1997 Form 10-Q).

	(c)	First Amended and Restated Specimen Taxable Revenue Bond, Series 1995 (ADTRAN, Inc. Project) (Exhibit 10.1(c) to the 1997 Form 10-Q).

	(d)	First Amended and Restated Specimen Note from ADTRAN to the Bondholder, dated April 25, 1997 (Exhibit 10.1(d) to the 1997 Form 10-Q).

	(e)	Amended and Restated Investment Agreement dated January 3, 2002 between ADTRAN and First Union National Bank (successor-in-interest to First Union National Bank of Tennessee (the “Successor Bondholder”)) (Exhibit 10.1(e) to ADTRAN’s Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 Form 10-K”)).

	(f)	Resolution of the Authority authorizing the amendment of certain documents, dated April 25, 1997, relating to the $ 50,000,000 Taxable Revenue Bond, Series 1995 (ADTRAN, Inc. Project) (Exhibit 10.1(f) to the 1997 Form 10-Q).

	(g)	Resolution of ADTRAN authorizing the First Amended and Restated Financing Agreement, the First Amended and Restated Loan Agreement, the First Amended and Restated Note, and the Investment Agreement (Exhibit 10.1(g) to the 1997 Form 10-Q).

	(h)	Amendment to First Amended and Restated Financing Agreement and First Amended and Restated Loan Agreement dated January 3, 2002 between ADTRAN and the Successor Bondholder (Exhibit 10.1(h) to the 2002 Form 10-K).

10.2		Tax Indemnification Agreement dated July 1, 1994 by and among ADTRAN and the stockholders of ADTRAN prior to ADTRAN's initial public offering of Common Stock (Exhibit 10.5 to the 1994 Form 10-K).

Exhibit Number	Description
10.3	Management Contracts and Compensation Plans:

	(a)	Amended and Restated 1996 Employees Incentive Stock Option Plan, as amended by the First, Second and Third Amendments thereto (Exhibit 10.3(a) to the 2002 Form 10-K).

	(b)	Amended and Restated 1995 Directors Stock Option Plan, as amended by the First and Second Amendments thereto (Exhibit 10.3(b) to the 2002 Form 10-K).

	(c)	Third Amendment to the Amended and Restated 1995 Directors Stock Option Plan (Exhibit 10.3(c) to ADTRAN’s Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 Form 10- K”)).

	(d)	ADTRAN, Inc. Deferred Compensation Plan (Exhibit 10.3(f) to the 2002 Form 10-K).

	(e)	First Amendment to the ADTRAN, Inc. Deferred Compensation Plan (Exhibit 10.3(g) to the 2002 Form 10-K).

	(f)	ADTRAN, Inc. Management Incentive Bonus Plan (Exhibit 10.1 to ADTRAN’s Form 8-K on February 3, 2006).

	(g)	ADTRAN, Inc. 2006 Employee Stock Incentive Plan (Exhibit 4.1 to ADTRAN’s Registration Statement on Form S-8 (File No. 333-133927) filed on May 9, 2006).

	(h)	First Amendment to the ADTRAN, Inc. 2006 Employee Stock Incentive Plan.*

	(i)	Form of Nonqualified Stock Option Agreement under the 2006 Employee Stock Incentive Plan (Exhibit 10.1 to ADTRAN’s Form 8-K filed June 8, 2006).

	(j)	Form of Incentive Stock Option Agreement under the 2006 Employee Stock Incentive Plan (Exhibit 10.2 to ADTRAN’s Form 8-K filed June 8, 2006).

	(k)	ADTRAN, Inc. 2005 Directors Stock Option Plan (Exhibit 10.1 to ADTRAN’s Form 8-K filed on May 20, 2005).

	(l)	First Amendment to the ADTRAN, Inc. 2005 Directors Stock Option Plan.*

	(m)	Summary of Non-Employee Director Compensation (Exhibit 10.3(k) to ADTRAN’s Form 10-K filed on February 28, 2007).

*21	Subsidiaries of ADTRAN.

*23	Consent of PricewaterhouseCoopers LLP.

*24	Powers of Attorney.

*31	Rule 13a-14(a)/15d-14(a) Certifications.

*32	Section 1350 Certifications.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2008.

ADTRAN, Inc.
(Registrant)

By:	/s/ James E. Matthews
James E. Matthews
Senior Vice President – Finance,
Chief Financial Officer, Treasurer, Secretary and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 28, 2008.

Signature	Title

/s/ Thomas R. Stanton	Chief Executive Officer and Chairman of the Board
Thomas R. Stanton

/s/ James E. Matthews	Senior Vice President-Finance,
James E. Matthews	Chief Financial Officer, Treasurer, Secretary and Director

/s/ Balan Nair*	Director
Balan Nair

/s/ William L. Marks*	Director
William L. Marks

/s/ Roy J. Nichols*	Director
Roy J. Nichols

/s/ H. Fenwick Huss *	Director
H. Fenwick Huss

*By:	/s/ James E. Matthews
James E. Matthews as Attorney in Fact

ADTRAN, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C	Column D	Column E

(In thousands)	Balance at Beginning of Period	Charged to Costs & Expenses	Deductions	Balance at End of Period
Year ended December 31, 2007
Allowance for Doubtful Accounts	$210	108	209	$109
Inventory Reserve	$7,042	939	1,557	$6,424
Warranty Liability	$3,045	1,822	1,923	$2,944
Deferred Tax Asset Valuation Allowance	$1,187	49	—	$1,236

Year ended December 31, 2006
Allowance for Doubtful Accounts	$349	6	145	$210
Inventory Reserve	$5,300	4,282	2,540	$7,042
Warranty Liability	$3,972	1,097	2,024	$3,045
Deferred Tax Asset Valuation Allowance	$734	453	—	$1,187

Year ended December 31, 2005
Allowance for Doubtful Accounts	$361	—	12	$349
Inventory Reserve	$4,819	3,960	3,479	$5,300
Warranty Liability	$1,560	4,320	1,908	$3,972
Deferred Tax Asset Valuation Allowance	$556	178	—	$734

ADTRAN, INC.

INDEX OF EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation, as amended (Exhibit 3.1 to ADTRAN's Registration Statement on Form S-1, No. 33-81062 (the “Form S-1 Registration Statement”)).

3.2	Bylaws, as amended (Exhibit 3.1 to ADTRAN's Current Report on Form 8-K filed October 16, 2007.

10.1	Documents relative to the $50,000,000 Taxable Revenue Bond, Series 1995 (ADTRAN, Inc. Project) issued by the Alabama State Industrial Development Authority, consisting of the following:

	(a)	First Amended and Restated Financing Agreement dated April 25, 1997, among the State Industrial Development Authority, a public corporation organized under the laws of the State of Alabama (the “Authority”), ADTRAN and First Union National Bank of Tennessee, a national banking corporation (the “Bondholder”) (Exhibit 10.1(a) to ADTRAN's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (the “1997 Form 10-Q”)).

	(b)	First Amended and Restated Loan Agreement dated April 25, 1997, between the Authority and ADTRAN (Exhibit 10.1(b) to the 1997 Form 10-Q).

	(c)	First Amended and Restated Specimen Taxable Revenue Bond, Series 1995 (ADTRAN, Inc. Project) (Exhibit 10.1(c) to the 1997 Form 10-Q).

	(d)	First Amended and Restated Specimen Note from ADTRAN to the Bondholder, dated April 25, 1997 (Exhibit 10.1(d) to the 1997 Form 10-Q).

	(e)	Amended and Restated Investment Agreement dated January 3, 2002 between ADTRAN and First Union National Bank (successor-in-interest to First Union National Bank of Tennessee (the “Successor Bondholder”)) (Exhibit 10.1(e) to ADTRAN’s Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 Form 10-K”)).

	(f)	Resolution of the Authority authorizing the amendment of certain documents, dated April 25, 1997, relating to the $50,000,000 Taxable Revenue Bond, Series 1995 (ADTRAN, Inc. Project) (Exhibit 10.1(f) to the 1997 Form 10-Q).

	(g)	Resolution of ADTRAN authorizing the First Amended and Restated Financing Agreement, the First Amended and Restated Loan Agreement, the First Amended and Restated Note, and the Investment Agreement (Exhibit 10.1(g) to the 1997 Form 10-Q).

	(h)	Amendment to First Amended and Restated Financing Agreement and First Amended and Restated Loan Agreement dated January 3, 2002 between ADTRAN and the Successor Bondholder (Exhibit 10.1(h) to the 2002 Form 10-K).

10.2	Tax Indemnification Agreement dated July 1, 1994 by and among ADTRAN and the stockholders of ADTRAN prior to ADTRAN's initial public offering of Common Stock (Exhibit 10.5 to the 1994 Form 10-K).

Exhibit Number	Description
10.3	Management Contracts and Compensation Plans:

	(a)	Amended and Restated 1996 Employees Incentive Stock Option Plan, as amended by the First, Second and Third Amendments thereto (Exhibit 10.3(a) to the 2002 Form 10-K).

	(b)	Amended and Restated 1995 Directors Stock Option Plan, as amended by the First and Second Amendments thereto (Exhibit 10.3(b) to the 2002 Form 10-K).

	(c)	Third Amendment to the Amended and Restated 1995 Directors Stock Option Plan (Exhibit 10.3(c) to ADTRAN’s Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 Form 10-K”)).

	(d)	ADTRAN, Inc. Deferred Compensation Plan (Exhibit 10.3(f) to the 2002 Form 10-K).

	(e)	First Amendment to the ADTRAN, Inc. Deferred Compensation Plan (Exhibit 10.3(g) to the 2002 Form 10-K).

	(f)	ADTRAN, Inc. Management Incentive Bonus Plan (Exhibit 10.1 to ADTRAN’s Form 8-K on February 3, 2006).

	(g)	ADTRAN, Inc. 2006 Employee Stock Incentive Plan (Exhibit 4.1 to ADTRAN’s Registration Statement on Form S-8 (File No. 333-133927) filed on May 9, 2006).

	(h)	First Amendment to the ADTRAN Inc. 2006 Employee Stock Incentive Plan.*

	(i)	Form of Nonqualified Stock Option Agreement under the 2006 Employee Stock Incentive Plan (Exhibit 10.1 to ADTRAN’s Form 8-K filed June 8, 2006).

	(j)	Form of Incentive Stock Option Agreement under the 2006 Employee Stock Incentive Plan (Exhibit 10.2 to ADTRAN’s Form 8-K filed June 8, 2006).

	(k)	ADTRAN, Inc. 2005 Directors Stock Option Plan (Exhibit 10.1 to ADTRAN’s Form 8-K filed on May 20, 2005).

	(l)	First Amendment to the ADTRAN, Inc. 2005 Directors Stock Option Plan.*

	(m)	Summary of Non-Employee Director Compensation (Exhibit 10.3(k) to ADTRAN’s Form 10-K filed on February 28, 2007).

*21	Subsidiaries of ADTRAN.

*23	Consent of PricewaterhouseCoopers LLP.

*24	Powers of Attorney.

*31	Rule 13a-14(a)/15d-14(a) Certifications.

*32	Section 1350 Certifications.

*	Filed herewith