Form 10-Q
period 2008-03-31
ADTRAN INC
filed 2008-05-05
CIK 926282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2008

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer  ☒            Accelerated Filer  ☐            Non-accelerated Filer  ☐            Smaller Reporting Company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date:

Class	Outstanding at April 29, 2008
Common Stock, $.01 Par Value	64,196,437 shares

ADTRAN, INC.

Quarterly Report on Form 10-Q

For the Three Months Ended March 31, 2008

FORWARD LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of ADTRAN. ADTRAN and its representatives may from time to time make written or oral forward-looking statements, including statements contained in this report, our other filings with the Securities and Exchange Commission (SEC) and in our reports to our stockholders. Generally, the words, “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “may,” “could” and similar expressions identify forward-looking statements. We caution you that any forward-looking statements made by us or on our behalf are subject to uncertainties and other factors that could cause such statements to be wrong. A list of factors that could materially affect our business, financial condition or operating results is included under “Factors that Could Affect Our Future Results” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 2 of Part I of this report. They have also been discussed in Item 1A of Part I in our most recent Annual Report on Form 10-K filed on February 28, 2008 with the SEC. Though we have attempted to list comprehensively these important factors, we caution investors that other factors may prove to be important in the future in affecting our operating results. New factors emerge from time to time, and it is not possible for us to predict all of these factors, nor can we assess the impact each factor or a combination of factors may have on our business.

You are further cautioned not to place undue reliance on these forward-looking statements because they speak only of our views as of the date that the statements were made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ADTRAN, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$39,085	$13,941
Short-term investments	153,578	148,416
Accounts receivable, less allowance for doubtful accounts of $116 at March 31, 2008 and $109 at December 31, 2007	70,794	70,667
Other receivables	3,183	3,085
Inventory, net	47,445	48,546
Prepaid expenses	2,337	2,023
Deferred tax assets, net	7,789	7,659

Total current assets	324,211	294,337
Property, plant and equipment, net	75,482	75,969
Deferred tax assets, net	3,047	1,113
Other assets	505	505
Long-term investments	86,262	107,296

Total assets	$489,507	$479,220

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$25,557	$22,200
Unearned revenue	5,719	5,361
Accrued expenses	4,139	3,801
Accrued wages and benefits	8,305	10,497
Income tax payable, net	11,707	1,217

Total current liabilities	55,427	43,076
Other non-current liabilities	9,438	9,213
Bonds payable	48,500	48,500

Total liabilities	113,365	100,789
Commitments and contingencies (see Note 10)
Stockholders’ Equity
Common stock, par value $0.01 per share; 200,000 shares authorized; 79,652 shares issued at March 31, 2008 and December 31, 2007	797	797
Additional paid-in capital	166,543	164,385
Accumulated other comprehensive income	4,297	5,704
Retained earnings	562,372	551,764
Less treasury stock at cost: 15,457 shares at March 31, 2008 and 14,739 shares at December 31, 2007	(357,867)	(344,219)

Total stockholders’ equity	376,142	378,431

Total liabilities and stockholders’ equity	$489,507	$479,220

See notes to consolidated financial statements

ADTRAN, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2008	2007
Sales	$119,885	$110,312
Cost of sales	49,645	44,522

Gross profit	70,240	65,790
Selling, general and administrative expenses	25,547	26,476
Research and development expenses	19,553	18,358

Operating income	25,140	20,956
Interest and dividend income	2,283	2,908
Interest expense	(619)	(619)
Net realized investment gain (loss)	(89)	83
Other income, net	127	298
Life insurance proceeds	—	1,000

Income before provision for income taxes	26,842	24,626
Provision for income taxes	(9,795)	(7,698)

Net income	$17,047	$16,928

Weighted average shares outstanding – basic	64,598	69,358
Weighted average shares outstanding – diluted	65,452	70,889
Earnings per common share – basic	$0.26	$0.24
Earnings per common share – diluted	$0.26	$0.24
Dividend per share	$0.09	$0.09

See notes to consolidated financial statements

ADTRAN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$17,047	$16,928
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,392	2,628
Amortization of net premium on available-for-sale investments	372	586
Net realized loss (gain) on long-term investments	89	(83)
Loss (gain) on disposal of property, plant and equipment	(1)	65
Stock-based compensation expense	2,039	2,239
Deferred income taxes	(1,046)	(1,041)
Tax benefits from stock option exercises	119	1,284
Excess tax benefits from stock-based compensation arrangements	(36)	(1,082)
Changes in operating assets and liabilities:
Accounts receivable, net	(127)	522
Other receivables	(98)	3,678
Income tax receivable, net	—	1,446
Inventory, net	1,101	4,219
Prepaid expenses	(314)	181
Accounts payable	3,357	(11,070)
Accrued expenses and other liabilities	(1,271)	(2,416)
Income tax payable, net	10,490	5,190

Net cash provided by operating activities	34,113	23,274

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,904)	(2,054)
Proceeds from sales and maturities of available-for-sale investments	73,768	43,846
Purchases of available-for-sale investments	(61,089)	(67,040)

Net cash provided by (used in) investing activities	10,775	(25,248)

Cash flows from financing activities:
Proceeds from stock option exercises	630	6,218
Purchases of treasury stock	(14,871)	(15,188)
Dividend payments	(5,846)	(6,236)
Excess tax benefits from stock-based compensation arrangements	36	1,082

Net cash used in financing activities	(20,051)	(14,124)

Net increase (decrease) in cash and cash equivalents	24,837	(16,098)
Effect of exchange rate changes	307	119
Cash and cash equivalents, beginning of period	13,941	40,147

Cash and cash equivalents, end of period	$39,085	$24,168

See notes to consolidated financial statements

ADTRAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share amounts)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements of ADTRAN®, Inc. and its subsidiaries (ADTRAN) have been prepared pursuant to the rules and regulations for reporting on Quarterly Reports on Form 10-Q. Accordingly, certain information and notes required by generally accepted accounting principles for complete financial statements are not included herein. The December 31, 2007 Consolidated Balance Sheet is derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

In the opinion of management, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature. The results of operations for an interim period are not necessarily indicative of the results for the full year. The interim statements should be read in conjunction with the financial statements and notes thereto included in ADTRAN’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Recent Accounting Pronouncements

Updates to recent accounting standards as disclosed in ADTRAN’s Annual Report on Form 10-K for the year ended December 31, 2007 are as follows:

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007), Business Combinations, (SFAS 141R) which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any non-controlling interest in the acquiree in a business combination. SFAS 141R establishes principles stipulating how goodwill acquired in a business combination or a gain from a bargain purchase should be recognized and measured. The statement also expands the disclosure requirements related to the nature and financial impact of business combinations. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently evaluating the impact the adoption of SFAS 141R might have on our consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB No. 51 (SFAS 160), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 also provides guidance when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently evaluating the impact the adoption of SFAS 160 might have on our consolidated results of operations and financial condition.

During the first quarter of 2008, we adopted the following accounting standards, neither of which had a material effect on our consolidated results of operations or financial condition:

•

FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (SFAS 159) provides entities the option to measure certain financial assets and financial liabilities at fair value, with changes in fair value recognized in earnings each period. SFAS 159 permits the fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. We adopted SFAS 159 as of January 1, 2008. We elected not to apply the provisions of SFAS 159 to our eligible financial assets and financial liabilities on the date of adoption. Accordingly, the initial application of SFAS 159 had no effect on our consolidated results of operations and financial condition.

•

FASB Statement No. 157, Fair Value Measurements (SFAS 157) establishes a definition of fair value and a framework for measuring fair value, and expands disclosures about fair value measurements. The definition of fair value focuses on the price that would be received upon the sale of an asset or the amount paid to transfer a liability. Under SFAS 157, the fair value measurement should reflect all of the assumptions that market participants would use in pricing the asset or liability. SFAS 157 establishes a three-level hierarchy to prioritize the inputs used in valuation techniques for fair value consisting of: 1) observable inputs that reflect quoted prices in active markets; 2) inputs other than quoted prices with observable market data; and 3) unobservable data. SFAS 157 requires disclosures detailing the extent to which we measure assets and liabilities at fair value, the methods and assumptions used to measure fair value and the effect of fair value measurements on earnings. We adopted SFAS 157 in its entirety, including fair value measurements for nonfinancial assets and nonfinancial liabilities, and the initial application of SFAS 157 had no effect on our consolidated results of operations and financial condition. See Note 3 to the Consolidated Financial Statements for more information.

2.	STOCK-BASED COMPENSATION

The following table summarizes the stock-based compensation expense related to stock options under SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R), for the three months ended March 31, 2008 and 2007, which was allocated as follows:

	Three Months Ended March 31,
(In thousands)	2008	2007
Stock-based compensation expense included in cost of sales	$79	$93

Selling, general and administrative expense	954	1,079
Research and development expense	1,006	1,067

Stock-based compensation expense included in operating expenses	1,960	2,146

Total stock-based compensation expense	2,039	2,239
Tax benefit for expense associated with non-qualified options	(208)	(186)

Total stock-based compensation expense, net of tax	$1,831	$2,053

The fair value of ADTRAN’s options was estimated using the Black-Scholes Model. The determination of the fair value of stock options on the date of grant using the Black-Scholes Model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables that may have a significant impact on the fair value estimate.

The weighted-average assumptions and value of options granted for the three months ended March 31, 2008 and 2007 are summarized as follows:

	Three Months Ended March 31,
	2008	2007
Expected volatility	42.33%	46.02%
Risk-free interest rate	2.85%	4.76%
Expected dividend yield	1.85%	1.61%
Expected life (in years)	5.01	4.58
Weighted-average estimated value	$6.74	$8.76

Stock-based compensation expense recognized in our Consolidated Statements of Income for the three months ended March 31, 2008 is based on options ultimately expected to vest, and has been reduced for estimated forfeitures. Estimated forfeitures were based upon historical experience and approximate 4.0% annually.

As of March 31, 2008, total compensation cost related to non-vested stock options not yet recognized was approximately $13.5 million, which is expected to be recognized over an average remaining recognition period of 2.6 years using the ratable single-option approach.

The following schedule summarizes the activity in our stock-based compensation plans for the three months ended March 31, 2008:

(In thousands, except per share amounts)	Number of Options	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life In years	Aggregate Intrinsic Value
Options outstanding, December 31, 2007	6,375	$19.79	5.94	$24,737
Options granted	3	$19.47
Options cancelled/forfeited	(43)	$25.71
Options exercised	(52)	$12.00

Options outstanding, March 31, 2008	6,283	$19.82	5.74	$16,180

Options exercisable, March 31, 2008	4,267	$17.87	4.31	$16,178

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (the difference between ADTRAN’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2008. The aggregate intrinsic value will change based on the fair market value of ADTRAN’s stock. The total pre-tax intrinsic value of options exercised during the three month period ended March 31, 2008 was $0.4 million.

3.	INVESTMENTS

At March 31, 2008, we held the following securities and investments, recorded at either fair value or cost.

	Amortized Cost	Gross Unrealized		Fair Value / Carrying Value
(In thousands)		Gains	Losses
Restricted investments	$2,951	$—	$(52)	$2,899
Municipal fixed-rate bonds	111,680	736	—	112,416
Municipal variable rate demand notes	53,560	—	—	53,560
Marketable equity securities	16,310	5,208	(1,469)	20,049

Available-for-sale securities held at fair value	$184,501	$5,944	$(1,521)	$188,924

Restricted investments held at cost				49,000
Other investments held at cost				1,916

Total carrying value of available-for-sale securities and investments				$239,840

At March 31, 2008, we held $2.9 million of restricted deferred compensation plan assets, carried at fair value.

At March 31, 2008, we held $112.4 million of municipal fixed-rate bonds having an average credit rating of AA+. These bonds are classified as available-for-sale investments and had an average duration of 0.3 years at March 31, 2008. Because our bond portfolio has a high quality rating and contractual maturities of a short duration, we are able to obtain quoted prices for these bonds, or for similar securities traded in an active market, on a daily basis.

At March 31, 2008, we held $53.6 million of municipal variable rate demand notes, all of which are classified as available-for-sale short-term investments. Despite the long-term nature of their stated contractual maturities, we have the ability to quickly liquidate these securities. Our investments in these securities are recorded at fair value, and the interest rates typically reset every seven, 28, or 35 days. As a result, we had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from these investments. All income generated from these investments was recorded as interest income. We have not been required to record any losses relating to municipal variable rate demand notes or municipal auction rate securities and we have held no municipal auction rate securities since February 7, 2008.

At March 31, 2008, we held $20.0 million of marketable equity securities, including a single security, of which we held 2.5 million shares, carried at $5.0 million of fair value. We estimate that this single security trades approximately 40,000 shares per day, in an active market on a European stock exchange. Of the gross unrealized gains included in the fair market value of our marketable equity securities, this single security carried $4.1 million of this unrealized gain.

At March 31, 2008, we held a $49.0 million restricted certificate of deposit, carried at cost. This investment serves as a collateral deposit against the principal amount outstanding under loans made to ADTRAN pursuant to an Alabama State Industrial Development Authority revenue bond (the Bond). For more information on the Bond, see “Debt” under “Liquidity and Capital Resources” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 2 of Part I of this report.

At March 31, 2008, we held $1.9 million of other investments carried at cost consisting of two private equity funds and a direct investment in a telecommunications equipment manufacturer. The fair value of these investments was estimated to be approximately $15.3 million at March 31, 2008, based on unobservable inputs including information supplied by the investees. We have committed to invest up to an aggregate of $7.8 million in the two private equity funds, and we have contributed $7.7 million to date, of which $7.2 million has been applied toward these commitments. As of March 31, 2008, we have received distributions related to these two private equity funds of $5.8 million. These investments are carried at cost, net of distributions. The duration of each of these commitments is ten years with $0.2 million expiring in 2010 and $0.4 million expiring in 2012.

We review our investment portfolio for potential “other-than-temporary” declines in value on an individual investment basis. We assess, on a quarterly basis, significant declines in value which may be considered other-than-temporary and, if necessary, recognize and record the appropriate charge to write-down the carrying value of such investments. In making this assessment, we take into consideration qualitative and quantitative information, including but not limited to the following: the magnitude and duration of historical declines in market prices, credit rating activity, assessments of liquidity, public filings, and statements made by the issuer. We generally begin our identification of potential other-than-temporary impairments by reviewing any security with a market value that has declined from its original or adjusted cost basis by 25% for more than six months. We then evaluate the individual security based on the previously identified factors to determine the amount of the write-down, if any. For the three months ended March 31, 2008, we had a charge of $0.2 million related to the impairment of certain publicly traded equity securities. There were no such charges in the three months ended March 31, 2007.

In accordance with SFAS No. 157, we have categorized our investments, based on the priority of the inputs to the valuation technique for the investments, into a three-level fair value hierarchy as follows: Level 1—Investment values based on unadjusted quoted prices for identical assets or liabilities in an active market; Level 2—Investment values based on quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability; Level 3—Investment values based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs include information supplied by investees.

	Fair Value Measurements at March 31, 2008 Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Restricted investments	$2,899	$2,899	$—	$—
Municipal fixed-rate bonds	112,416	—	112,416	—
Municipal variable rate demand notes	53,560	—	53,560	—
Marketable equity securities	20,049	20,049	—	—

Available-for-sale securities held at fair value	$188,924	$22,948	$165,976	$—

4.	INVENTORY

At March 31, 2008 and December 31, 2007, inventory consisted of the following:

(In thousands)	March 31, 2008	December 31, 2007
Raw materials	$32,987	$30,519
Work in progress	1,734	2,552
Finished goods	19,154	21,899
Inventory reserves	(6,430)	(6,424)

Inventory, net	$47,445	$48,546

5.	STOCKHOLDERS’ EQUITY

A summary of the changes in stockholders’ equity for the three months ended March 31, 2008 is as follows:

(In thousands)	Stockholders’ Equity
Balance, December 31, 2007	$378,431
Net income	17,047
Dividend payments	(5,846)
Change in unrealized loss on marketable securities (net of deferred taxes)	(1,816)
Reclassification adjustment for amounts included in net income (net of tax)	102
Foreign currency translation adjustment	307
Proceeds from stock option exercises	630
Tax benefits from stock option exercises	119
Stock-based compensation expense	2,039
Purchases of treasury stock	(14,871)

Balance, March 31, 2008	$376,142

Stock Repurchase Program

Since 1997, our Board of Directors has approved multiple share repurchase programs that have authorized open market repurchase transactions. As of March 31, 2008, the Board of Directors had authorized cumulative repurchases of up to 29 million shares of our common stock. During the three months ended March 31, 2008, we repurchased 0.8 million shares of our common stock at an average price of $19.29 per share. We have the authority to purchase an additional 0.8 million shares of our common stock under the plan approved by the Board of Directors on July 16, 2007.

On April 14, 2008, we announced that our Board of Directors had authorized the repurchase of an additional 5.0 million shares of our common stock to commence upon completion of the repurchase plan announced on July 16, 2007. Upon completion of the current plan, under which ADTRAN has the remaining authority to purchase 0.8 million shares, the new plan to repurchase 5.0 million shares will be implemented through open market or private purchases from time to time as conditions warrant.

We issued 0.1 million shares of treasury stock during the three months ended March 31, 2008 to accommodate employee stock option exercises. The stock options had exercise prices ranging from $8.70 to $18.03. We received proceeds totaling $0.6 million from the exercise of these stock options during the first three months of 2008.

Dividend Payments

During 2008, ADTRAN has paid cash dividends as follows (in thousands except per share amount):

Record Date	Payment Date	Per Share Amount	Total Dividend Paid
February 7, 2008	February 21, 2008	$0.09	$5,846

Comprehensive Income

Comprehensive income consists of net income, foreign currency translation adjustments, reclassification adjustments for amounts included in net income and unrealized gains and losses on marketable securities.

	Three Months Ended March 31,
(In thousands)	2008	2007
Net income	$17,047	$16,928
Foreign currency translation gain, net of deferred taxes	307	119
Reclassification adjustment for amounts included in net income	102	—
Change in net unrealized gains (losses) on available-for-sale securities, net of deferred taxes	(1,816)	826

Total comprehensive income	$15,640	$17,873

6.	EARNINGS PER SHARE

A summary of the calculation of basic and diluted earnings per share for the three months ended March 31, 2008 and 2007 is as follows:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2008	2007
Numerator
Net income	$17,047	$16,928

Denominator
Weighted average number of shares - basic	64,598	69,358
Effect of dilutive securities - stock options	854	1,531

Weighted average number of shares - diluted	65,452	70,889

Net income per share - basic	$0.26	$0.24
Net income per share - diluted	$0.26	$0.24

Anti-dilutive options to purchase common stock outstanding were excluded from the above calculations. Anti-dilutive options totaled 3.5 million and 2.8 million for the three months ended March 31, 2008 and 2007, respectively.

7.	SEGMENT INFORMATION

ADTRAN operates in two reportable segments: (1) the Carrier Networks Division and (2) the Enterprise Networks Division. We evaluate the performance of our segments based on gross profit; therefore, selling, general and administrative expenses, research and development expenses, interest and dividend income, interest expense, net realized investment gain/loss, other income, net and provision for income taxes are reported on an entity-wide basis only. There are no inter-segment revenues.

The following table presents information about the reported sales and gross profit of our reportable segments for the three months ended March 31, 2008 and 2007. Asset information by reportable segment is not reported, since ADTRAN does not produce such information internally.

	Three Months Ended
	March 31, 2008		March 31, 2007
(In thousands)	Sales	Gross Profit	Sales	Gross Profit
Carrier Networks	$94,472	$55,745	$84,446	$50,789
Enterprise Networks	25,413	14,495	25,866	15,001

Total	$119,885	$70,240	$110,312	$65,790

Sales by Geographic Region

The table below presents sales information by geographic region for the three months ended March 31, 2008 and 2007.

	Three Months Ended
(In thousands)	March 31, 2008	March 31, 2007
United States	$113,439	$102,472
International	6,446	7,840

Total	$119,885	$110,312

Sales by Product

Our three major product categories are Loop Access, Carrier Systems and Business Networking.

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

The table below presents sales information by product for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
(In thousands)	2008	2007
Loop Access	$47,697	$51,248
Carrier Systems	51,202	39,564
Business Networking	20,986	19,500

Total	$119,885	$110,312

Additionally, we are providing sub-categories of product revenues for broadband access and optical access products (included in Carrier Systems) and Internetworking products (included in Business Networking) to provide greater transparency into our primary growth areas. Further, we are providing HDSL revenues (included in Loop Access) as a sub-category.

Subcategory revenues included in the above are as follows:

	Three Months Ended March 31,
(In thousands)	2008	2007
Broadband Access (included in Carrier Systems)	$28,602	$18,271
Optical Access (included in Carrier Systems)	11,166	8,617
Internetworking (NetVanta & Multi-service Access Gateways) (included in Business Networking)	14,913	11,092

Growth Products	54,681	37,980
HDSL (does not include T1) (included in Loop Access)	41,950	43,752
Other products (included in the above table)	23,254	28,580

Traditional Products	65,204	72,332

Total	$119,885	$110,312

8.	LIABILITY FOR WARRANTY RETURNS

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

The liability for warranty returns totaled $3.0 million and $2.9 million at March 31, 2008 and December 31, 2007, respectively. These liabilities are included in accrued expenses in the accompanying Consolidated Balance Sheets.

(In thousands)	March 31, 2008
Balance at beginning of period	$2,944
Plus: amounts charged to cost and expenses	714
Less: deductions	(636)

Balance at end of period	$3,022

9.	RELATED PARTY TRANSACTIONS

We employ the law firm of our director emeritus for legal services. All bills for services rendered by this firm are reviewed and approved by our chief financial officer. We believe that the fees for such services are comparable to those charged by other firms for services rendered to us. We paid $30 thousand during each of the three month periods ended March 31, 2008 and 2007 for legal services rendered.

10.	COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, we may be subject to various legal proceedings and claims, including employment disputes, patent claims, disputes over contractual agreements with customers or suppliers, liquidated damages related to our delivery or product performance under customer contracts and other commercial disputes. In some cases, claimants seek damages, or other relief, such as royalty payments related to patents, which, if granted, could require significant expenditures. Although the outcome of any claim or litigation can never be certain, it is our opinion that the outcome of all contingencies of which we are currently aware will not materially affect our business, operations, financial condition or cash flows.

We have committed to invest up to an aggregate of $7.8 million in two private equity funds. See Note 3 to the Consolidated Financial Statements for additional information.

11.	SUBSEQUENT EVENTS

On April 14, 2008, we announced that our Board of Directors declared a quarterly cash dividend of $0.09 per common share to be paid to stockholders of record at the close of business on May 1, 2008. The payment date will be May 15, 2008. The quarterly dividend payment will be approximately $5.8 million. The Board of Directors presently anticipates that it will declare a regular quarterly dividend so long as the present tax treatment of dividends exists and adequate levels of liquidity are maintained.

On April 14, 2008, we announced that our Board of Directors had authorized the repurchase of an additional 5.0 million shares of our common stock to commence upon completion of the repurchase plan announced on July 16, 2007. Upon completion of the current plan, under which ADTRAN has the remaining authority to purchase 0.8 million shares, the new plan to repurchase 5.0 million shares will be implemented through open market or private purchases from time to time as conditions warrant.

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

Our three major product categories are Loop Access, Carrier Systems and Business Networking.

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

Additionally, we are providing subcategory product revenues for our three primary growth areas of Broadband Access, Optical Access and Internetworking products, as well as subcategory product revenues for HDSL and all other products.

See Note 7 of Notes to Consolidated Financial Statements in this report for further information regarding these product categories.

Sales were $119.9 million for the three months ended March 31, 2008 compared to $110.3 million for the three months ended March 31, 2007. Product revenues for our three primary growth areas, including Broadband Access, Optical Access and Internetworking, were $54.7 million for the three months ended March 31, 2008 compared to $38.0 million for the three months ended March 31, 2007. Our gross margin decreased for the three months ended March 31, 2008 to 58.6% from 59.6% for the three months ended March 31, 2007, while our operating income margin increased to 21.0% for the three months ended March 31, 2008 from 19.0% for the three months ended March 31, 2007. Net income was $17.0 million for the three months ended March 31, 2008 compared to $16.9 million for the three months ended March 31, 2007. Our effective tax rate increased from 31.3% for the three months ended March 31, 2007 to 36.5% for the three months ended March 31, 2008. Earnings per share, assuming dilution, were $0.26 for the three months ended March 31, 2008 compared to $0.24 for the three months ended March 31, 2007. The results for the three months ended March 31, 2007 included a benefit of $0.9 million in “Provision for Income Taxes” primarily relating to closure of tax audits from prior years and also included a pre-tax life insurance benefit of $1.0 million. These two items increased earnings per share, assuming dilution, by approximately $0.02 in the three months ended March 31, 2007. The higher earnings per share for the three months ended March 31, 2008 compared to the same period in 2007 reflects a lower weighted average number of shares outstanding in 2008 due to stock repurchases under the share repurchase plans approved by our Board of Directors.

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

Our operating results may also fluctuate as a result of a number of other factors, including increased competition, customer order patterns, changes in product mix, timing differences between price decreases and product cost reductions, product warranty returns, and announcements of new products by us or our competitors. Accordingly, our historical financial performance is not necessarily a meaningful indicator of future results, and, in general, management expects that our financial results may vary from period to period. A list of factors that could materially affect our business, financial condition or operating results is included under “Factors That Could Affect Our Future Results” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 2 of Part I of this report. These factors have also been discussed in more detail in Item 1A of Part I in our most recent Annual Report on Form 10-K filed on February 28, 2008 with the SEC.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our critical accounting policies and estimates have not changed significantly from those detailed in our most recent Annual Report on Form 10-K for the year ended December 31, 2007.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 to the Consolidated Financial Statements in Item 1 of this Form 10-Q for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operation and financial condition, which is incorporated herein by reference.

RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THREE MONTHS ENDED MARCH 31, 2007

SALES

ADTRAN’s sales increased 8.7% from $110.3 million in the three months ended March 31, 2007 to $119.9 million in the three months ended March 31, 2008. The increase in sales is primarily attributable to an $11.6 million increase in sales of our Carrier System products. Carrier Systems product sales increased due to a $10.3 million increase in Broadband Access product sales, primarily attributable to increased shipments of our 1100 series fiber-to-the-node products and our Total Access 5000 platform. Carrier Systems products sales also increased due to a $2.5 million increase in Optical Access product sales, resulting from increased shipments of our Opti-6100 products and market share gains across numerous customers including the top three U.S. carriers. Partially offsetting these increases in Carrier System product sales were decreases in shipments of traditional TDM products as customers shifted emphasis to newer technologies. Many of these newer technologies are integral to our Broadband Access and Optical Access product areas.

Business Networking product sales increased $1.5 million in the three months ended March 31, 2008 compared to the three months ended March 31, 2007 due to a $3.8 million increase in Internetworking product sales, primarily as a result of increased product shipments due to our efforts to improve our focus on addressing traditional enterprise channels and leveraging our carrier distribution channels. Partially offsetting this increase in Internetworking product sales was a decline in shipments of traditional IAD products as customers shifted to newer technologies. Many of these newer technologies are integral to our Internetworking product area.

Loop Access product sales decreased $3.6 million in the three months ended March 31, 2008 compared to the three months ended March 31, 2007 primarily due to a 4.1% or $1.8 million decrease in HDSL product revenues and declines in Enterprise T1 product sales.

Carrier Networks sales increased 12.0% from $84.4 million in the three months ended March 31, 2007 to $94.5 million in the three months ended March 31, 2008. The increase is primarily attributable to the aforementioned increases in Broadband Access and Optical Access product sales, partially offset by declines in HDSL and other TDM product sales.

Enterprise Networks sales decreased 1.9% from $25.9 million in the three months ended March 31, 2007 to $25.4 million in the three months ended March 31, 2008. The decrease is primarily attributable to the aforementioned declines in sales of traditional IAD products and Enterprise T1 products, partially offset by increased sales of Internetworking products. Enterprise Networks sales as a percentage of total sales decreased from 23.5% for the three months ended March 31, 2007 to 21.2% for the three months ended March 31, 2008.

International sales, which are included in the Carrier Networks and Enterprise Networks amounts discussed above, decreased 18.0% from $7.8 million in the three months ended March 31, 2007 to $6.4 million in the three months ended March 31, 2008. International sales, as a percentage of total sales, decreased from 7.1% for the three months ended March 31, 2007 to 5.4% for the three months ended March 31, 2008. International sales decreased in the three months ended March 31, 2008 compared to the three months ended March 31, 2007 primarily due to a reduction in product shipments to the Asia Pacific region.

COST OF SALES

As a percentage of sales, cost of sales increased from 40.4% in the three months ended March 31, 2007 to 41.4% in the three months ended March 31, 2008. The increase in cost of sales as a percentage of sales is primarily due to increased material costs related to product mix and start up costs associated with initial deployments of our Total Access 5000 products.

Carrier Networks cost of sales, as a percent of division sales, increased from 39.9% in the three months ended March 31, 2007 to 41.0% in the three months ended March 31, 2008.

Enterprise Networks cost of sales, as a percent of division sales, increased from 42.1% in the three months ended March 31, 2007 to 43.0% in the three months ended March 31, 2008.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased 3.8% from $26.5 million in the three months ended March 31, 2007 to $25.5 million in the three months ended March 31, 2008. The decrease in selling, general and administrative expenses is primarily related to a decrease in certain senior management compensation costs, and to a lesser extent a reduction in stock option expense.

Selling, general, and administrative expenses as a percentage of sales decreased from 24.0% in the three months ended March 31, 2007 to 21.3% in the three months ended March 31, 2008.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased 6.5% from $18.4 million in the three months ended March 31, 2007 to $19.6 million in the three months ended March 31, 2008. The increase in research and development expenses reflects increased staffing, engineering and testing expense primarily related to customer specific product development activities, as well as costs related to product approvals primarily for one or more of the top three U.S. carriers. As a percentage of sales, research and development expenses decreased from 16.6% in the three months ended March 31, 2007 to 16.3% in the three months ended March 31, 2008.

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

INTEREST AND DIVIDEND INCOME

Interest and dividend income decreased 20.7% from $2.9 million in the three months ended March 31, 2007 to $2.3 million in the three months ended March 31, 2008. This decrease is primarily related to lower average cash and investment balances as a result of our share repurchase program, and to a lesser extent lower interest rates.

INTEREST EXPENSE

Interest expense on our taxable revenue bond remained relatively constant at $0.6 million in each of the three months ended March 31, 2008 and 2007. See “Liquidity and Capital Resources” below for additional information on our revenue bond.

NET REALIZED INVESTMENT GAIN (LOSS)

Net realized investment gain (loss) decreased from a $0.1 million gain in the three months ended March 31, 2007 to $0.1 million loss in the three months ended March 31, 2008. This change primarily resulted from an impairment charge of approximately $0.2 million for certain equity investments recognized during the three months ended March 31, 2008. See Note 3 of Notes to Consolidated Financial Statements.

OTHER INCOME, NET

Other income, net, comprised primarily of miscellaneous income, gains and losses on foreign currency transactions, investment account management fees and scrap raw material sales, decreased from $0.3 million in the three months ended March 31, 2007 to $0.1 million in the three months ended March 31, 2008.

LIFE INSURANCE PROCEEDS

We realized a gain on life insurance proceeds of $1.0 million during the first quarter of 2007 as a result of the death of our co-founder and then Chairman of the Board, Mark Smith.

INCOME TAXES

Our effective tax rate increased from 31.3% in the three months ended March 31, 2007 to 36.5% in the three months ended March 31, 2008. The lower tax provision rate in the first quarter of 2007 was primarily attributable to a benefit recorded in that quarter relating to the closure of tax audits from prior years, which resulted in approximately a 3.5 percentage point decrease in our effective tax rate. The tax provision rate for the first quarter of 2008 was higher due to the expiration of research tax credits as of December 31, 2007, which resulted in approximately a 2.2 percentage point increase in our effective tax rate assuming the same basis for research and development credits used in 2007. Federal legislation to extend research tax credits has been drafted, but we have no assurances regarding the outcome of this potential legislation.

NET INCOME

As a result of the above factors, net income increased $0.1 million from $16.9 million in the three months ended March 31, 2007 to $17.0 million in the three months ended March 31, 2008.

As a percentage of sales, net income decreased from 15.3% in the three months ended March 31, 2007 to 14.2% in the three months ended March 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

At March 31, 2008, cash on hand was $39.1 million and short-term investments were $153.6 million, which resulted in available short-term liquidity of $192.7 million. At December 31, 2007, our cash on hand of $13.9 million and short-term investments of $148.4 million resulted in available short-term liquidity of $162.3 million. The increase in liquidity from 2007 to 2008 is primarily due to $34.1 million of net cash provided by operating activities in the first quarter of 2008.

Operating Activities

Our working capital, which consists of current assets less current liabilities, increased 7.0% from $251.3 million as of December 31, 2007 to $268.8 million as of March 31, 2008. The quick ratio, defined as cash, cash equivalents, short-term investments, and net accounts receivable, divided by current liabilities, decreased from 5.41 as of December 31, 2007 to 4.75 as of March 31, 2008. The current ratio, defined as current assets divided by current liabilities, decreased from 6.83 as of December 31, 2007 to 5.85 as of March 31, 2008. These liquidity ratios will fluctuate as revenues fluctuate and as our inventory, accounts receivable and income tax position change. The quick ratio and the current ratio decreased from 2007 to 2008 mainly due to a $10.5 million increase in income taxes payable during the first quarter of 2008.

Net accounts receivable increased slightly from $70.7 million at December 31, 2007 to $70.8 million at March 31, 2008. Our allowance for doubtful accounts was $0.1 million at December 31, 2007 and March 31, 2008. Quarterly accounts receivable days sales outstanding (DSO) decreased from 55 days as of December 31, 2007 to 54 days as of March 31, 2008.

Quarterly inventory turnover was 4.1 turns as of December 31, 2007 and March 31, 2008. Inventory decreased 2.3% from December 31, 2007 to March 31, 2008. Inventory levels will fluctuate as we attempt to maintain sufficient inventory to ensure competitive lead times while guarding against the risk of inventory obsolescence that may occur due to rapidly changing technology and customer demand.

Accounts payable increased 15.1% from $22.2 million at December 31, 2007 to $25.6 million at March 31, 2008. The lower balance at December 31, 2007 was primarily attributable to the timing of receipt and subsequent payment for finished product assemblies manufactured by our subcontractors. Generally, the change in accounts payable is due to variations in the timing of the receipt of supplies, inventory and services and our subsequent payments for these purchases.

At March 31, 2008, we had income taxes payable of $11.7 million primarily related to current year taxable income. At December 31, 2007, we had income taxes payable of $1.2 million.

Investing Activities

Capital expenditures totaled approximately $1.9 million and $2.1 million for the three months ended March 31, 2008 and 2007, respectively. These expenditures were primarily used to purchase computer hardware, software and manufacturing and test equipment.

Our combined short-term and long-term investments decreased $15.9 million from $255.7 million at December 31, 2007 to $239.8 million at March 31, 2008, primarily reflecting the impact of our treasury share repurchase program.

We invest all available cash not required for immediate use in operations primarily in securities that we believe bear minimal risk of loss. At March 31, 2008 these investments included municipal variable rate demand notes of $53.6 million and municipal fixed-rate bonds of $112.4 million. At December 31, 2007, these investments included municipal variable rate demand notes of $47.5 million, municipal auction rate securities of $9.0 million and municipal fixed-rate bonds of $122.1 million.

Our municipal variable rate demand notes are classified as available-for-sale short-term investments and had an average credit rating of AAA at March 31, 2008. Despite the long-term nature of their stated contractual maturities, we believe that we have the ability to quickly liquidate these securities. Our investments in these securities are recorded at fair value and the interest rates typically reset every seven, 28 or 35 days. As a result, we had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from these investments. All income generated from these investments was recorded as interest income. Further, we have not been required to record any losses relating to municipal variable rate demand notes or municipal auction rate securities and we have held no municipal auction rate securities since February 7, 2008.

At March 31, 2008, we held municipal fixed-rate bonds having an average credit rating of AA+. These bonds are classified as available-for-sale investments and had an average duration of 0.3 years at March 31, 2008. Because our bond portfolio has a high quality rating and contractual maturities of a short duration, we are able to obtain quoted prices for these bonds, or for similar securities traded in an active market, on a daily basis.

Our long-term investments decreased 19.6% from $107.3 million at December 31, 2007 to $86.3 million at March 31, 2008. Municipal fixed-rate bonds classified as long-term investments decreased $17.8 million from $30.2 million at December 31, 2007 to $12.4 million at March 31, 2008. Long-term investments at March 31, 2008 and December 31, 2007 included an investment in a certificate of deposit of $49.0 million which serves as collateral for our revenue bonds, as discussed below. We have various equity investments included in long-term investments at a cost of $16.3 million and $16.1 million, and with a fair value of $20.0 million and $22.9 million, at March 31, 2008 and December 31, 2007, respectively, including a single equity security, of which we held 2.5 million shares, carried at $5.0 million and $6.7 million of fair value at March 31, 2008 and December 31, 2007, respectively. We estimate that this single security trades approximately 40,000 shares per day, in an active market on a European stock exchange. Of the gross unrealized gains included in the fair market value of our marketable securities at March 31, 2008, this single security carried $4.1 million of this unrealized gain. Long-term investments at March 31, 2008 and December 31, 2007 also include $2.9 million and $3.1 million, respectively, related to our deferred compensation plan.

We review our investment portfolio for potential “other-than-temporary” declines in value on an individual investment basis. We assess, on a quarterly basis, significant declines in value which may be considered other-than-temporary and, if necessary, recognize and record the appropriate charge to write-down the carrying value of such investments. In making this assessment, we take into consideration qualitative and quantitative information, including but not limited to the following: the magnitude and duration of historical declines in market prices, credit rating activity, assessments of liquidity, public filings, and statements made by the issuer. We generally begin our identification of potential other-than-temporary impairments by reviewing any security with a market value that has declined from its original or adjusted cost basis by 25% for more than six months. We then evaluate the individual security based on the previously identified factors to determine the amount of the write-down, if any. For the three months ended March 31, 2008, we had a charge of $0.2 million related to the impairment of certain publicly traded equity securities. There were no such charges in the three months ended March 31, 2007.

Financing Activities

In July 2003, our Board of Directors elected to begin declaring quarterly dividends on our common stock, and anticipates that it will declare a regular quarterly dividend so long as the present tax treatment of dividends exists and adequate levels of liquidity are maintained. During the three months ended March 31, 2008, ADTRAN paid dividends totaling $5.8 million.

Debt

We have amounts outstanding under loans made pursuant to an Alabama State Industrial Development Authority revenue bond (the Bond) which totaled $49.0 million at March 31, 2008 and December 31, 2007. Included in long-term investments are restricted funds in the amount of $49.0 million at March 31, 2008 and December 31, 2007, which is a collateral deposit against the principal amount of the Bond. The Bond matures on January 1, 2020, and bears interest at the rate of 5% per annum. In conjunction with this program, we are eligible to receive certain economic incentives from the state of Alabama that reduce the amount of payroll withholdings we are required to remit to the state for those employment positions that qualify under this program.

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

Stock Repurchase Program

During the three months ended March 31, 2008, we repurchased 0.8 million shares of our common stock at an average price of $19.29 per share under the repurchase plans approved by our Board of Directors. Since 1997, our Board of Directors has approved multiple share repurchase programs that have authorized open market repurchase transactions. We have the authority to purchase an additional 0.8 million shares of our common stock under the plan approved by the Board of Directors on July 16, 2007. During 2007, we repurchased 5.8 million shares of our common stock at an average price of $24.08 per share.

On April 14, 2008, we announced that our Board of Directors had authorized the repurchase of an additional 5.0 million shares of our common stock to commence upon completion of the repurchase plan announced on July 16, 2007. Upon completion of the current plan, the new plan to repurchase 5.0 million shares will be implemented through open market or private purchases from time to time as conditions warrant.

To accommodate employee stock option exercises, we issued 0.1 million shares of treasury stock for $0.6 million during the three months ended March 31, 2008. During the three months ended March 31, 2007, we issued 0.5 million shares of treasury stock for $6.2 million.

Off-Balance Sheet Arrangements and Contractual Obligations

We do not have off-balance sheet financing arrangements and have not engaged in any related party transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources. During the three months ended March 31, 2008, there have been no material changes in contractual obligations and commercial commitments from those discussed in our most recent Form 10-K filed on February 28, 2008.

We have committed to invest up to an aggregate of $7.8 million in two private equity funds. See Note 3 to the Consolidated Financial Statements for additional information.

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

FACTORS THAT COULD AFFECT OUR FUTURE RESULTS

The following are some of the risks that could affect our financial performance or could cause actual results to differ materially from those expressed or implied in our forward-looking statements:

•	Our operating results may fluctuate in future periods, which may adversely affect our stock price.

•	Our revenue for a particular period can be difficult to predict, and a shortfall in revenue may harm our operating results.

•	Our exposure to the credit risks of our customers and distributors may make it difficult to collect accounts receivable and could adversely affect our operating results and financial condition.

•	We expect gross margin to vary over time, and our level of product gross margin may not be sustainable.

•	We must continue to update and improve our products and develop new products in order to compete and to keep pace with improvements in telecommunications technology.

•	Our products may not continue to comply with the regulations governing their sale, which may harm our business.

•	If our products do not interoperate with our customers’ networks, installations will be delayed or cancelled and could harm our business.

•

We do not engage in long-term research and development processes, and as a consequence may miss certain market opportunities enjoyed by larger companies with substantially greater research and development efforts.

•	We depend heavily on sales to certain customers; the loss of any of these customers would significantly reduce our revenues and net income.

•	The lengthy approval process required by Incumbent Local Exchange Carriers (ILECs) and other service providers could result in fluctuations in our revenue.

•	Our strategy of outsourcing a portion of our manufacturing requirements to subcontractors located in Asia may result in us not meeting our cost, quality or performance standards.

•	Our dependence on a limited number of suppliers may prevent us from delivering our products on a timely basis, which could have a material adverse effect on customer relations and operating results.

•	We compete in markets that have become increasingly competitive, which may result in reduced gross profit margins and market share.

•

Our estimates regarding future warranty obligations may change due to product failure rates, shipment volumes, field service obligations and other rework costs incurred in correcting product failures. If our estimates change, the liability for warranty obligations may be increased or decreased, impacting future cost of goods sold.

•	Managing our inventory is complex and may include write-downs of excess or obsolete inventory.

•	Increased sales volume in international markets could result in increased costs or loss of revenue due to factors inherent in these markets.

•	We may be adversely affected by fluctuations in currency exchange rates.

•	Our success depends on our ability to reduce the selling prices of succeeding generations of our products.

•	Our failure to maintain rights to intellectual property used in our business could adversely affect the development, functionality and commercial value of our products.

•	We may incur liabilities or become subject to litigation that would have a material effect on our business.

•	Consolidation and deterioration in the competitive service provider market could result in a significant decrease in our revenue.

•	We depend on distributors who maintain inventories of our products. If the distributors reduce their inventories of these products, our sales could be adversely affected.

•	If we are unable to successfully develop relationships with system integrators, service providers, and enterprise value added resellers, our sales may be negatively affected.

•	If we fail to manage our exposure to worldwide financial and securities markets successfully, our operating results and financial statements could be materially impacted.

•	Changes in our effective tax rate or assessments arising from tax audits may have an adverse impact on our results.

•	Our success depends on attracting and retaining key personnel.

•

While we believe our controls over financial reporting are adequate, a failure to maintain effective internal control over financial reporting as our business expands could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

•	The price of our common stock has been volatile and may continue to fluctuate significantly.

The foregoing list of risks is not exclusive. For a more detailed description of the risk factors associated with our business, see Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Details of the fair value of our available-for-sale investments as of March 31, 2008 are discussed in Note 3 of Notes to Consolidated Financial Statements.

We are exposed to financial market risks, including changes in interest rates and prices of marketable equity and fixed-income securities. The primary objective of the large majority of our investment activities is to preserve principal while at the same time achieving appropriate yields without significantly increasing risk. To achieve this objective, a majority of our marketable securities are investment grade municipal fixed-rate bonds, municipal variable rate demand notes and municipal money market instruments denominated in United States dollars. At March 31, 2008, the average credit rating on our municipal variable rate demand notes was AAA, and on our municipal fixed-rate bonds was AA+.

As of March 31, 2008, interest income on approximately $90.0 million of our cash and investments may be directly affected by changes in interest rates. We have performed a hypothetical sensitivity analysis assuming market interest rates increase or decrease by 50 basis points (bps), 100 bps and 150 bps, while all other variables remain constant. Hypothetical 50 bps, 100 bps and 150 bps declines in interest rates as of March 31, 2008 would reduce annualized interest income on our money market instruments and municipal variable rate demand notes by approximately $0.4 million, $0.9 million and $1.3 million, respectively. In addition, hypothetical 50 bps, 100 bps and 150 bps increases in interest rates as of March 31, 2008 would reduce the fair value of our municipal fixed-rate bonds by approximately $0.2 million, $0.5 million and $0.7 million, respectively.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) for ADTRAN. Our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, have concluded that our disclosure controls and procedures are effective.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

A list of factors that could materially affect our business, financial condition or operating results is included under “Factors That Could Affect Our Future Results” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 2 of Part I of this report. There have been no material changes to the risk factors as disclosed in Item 1A of Part I of our most recent Annual Report on Form 10-K filed on February 28, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth ADTRAN’s repurchases of its common stock for the months indicated.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2008 – January 31, 2008	—	—	—	1,532,054
February 1, 2008 – February 29, 2008	770,745	$19.29	770,745	761,309
March 1, 2008 – March 31, 2008	—	—	—	761,309

Total	770,745		770,745

(1)	On July 16, 2007, ADTRAN’s Board of Directors approved the repurchase of up to 5,000,000 shares of its common stock, under which ADTRAN had the remaining authority to purchase 761,309 shares as of March 31, 2008. This plan is being implemented through open market purchases from time to time as conditions warrant.

On April 14, 2008, ADTRAN’s Board of Directors approved additional repurchases of up to 5,000,000 shares of its common stock. This plan will be implemented through open market purchases from time to time as conditions warrant.

ITEM 6.	EXHIBITS

Exhibits.

Exhibit No.	Description
31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADTRAN, INC.
(Registrant)

Date: May 5, 2008	/s/ James E. Matthews
James E. Matthews Senior Vice President – Finance, Chief Financial Officer, Treasurer, Secretary and Director

EXHIBIT INDEX

Exhibit No.	Description
31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications