Form 10-Q
period 2008-06-30
ADTRAN INC
filed 2008-08-04
CIK 926282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2008

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

Large Accelerated Filer  ☒            Accelerated Filer  ☐            Non-accelerated Filer  ☐            Smaller Reporting Company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date:

Class	Outstanding at July 25, 2008
Common Stock, $.01 Par Value	63,421,645 shares

ADTRAN, INC.

Quarterly Report on Form 10-Q

For the Three and Six Months Ended June 30, 2008

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ADTRAN, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$57,854	$13,941
Short-term investments	120,915	148,416
Accounts receivable, less allowance for doubtful accounts of $56 at June 30, 2008 and $109 at December 31, 2007	62,688	70,667
Other receivables	2,854	3,085
Inventory, net	49,825	48,546
Prepaid expenses	1,704	2,023
Deferred tax assets, net	8,126	7,659

Total current assets	303,966	294,337
Property, plant and equipment, net	75,776	75,969
Deferred tax assets, net	3,196	1,113
Other assets	110	505
Long-term investments	123,120	107,296

Total assets	$506,168	$479,220

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$24,545	$22,200
Unearned revenue	6,265	5,361
Accrued expenses	4,186	3,801
Accrued wages and benefits	10,623	10,497
Income tax payable, net	5,739	1,217

Total current liabilities	51,358	43,076
Other non-current liabilities	10,028	9,213
Bonds payable	48,500	48,500

Total liabilities	109,886	100,789
Commitments and contingencies (see Note 10)
Stockholders’ Equity
Common stock, par value $0.01 per share; 200,000 shares authorized; 79,652 shares issued at June 30, 2008 and December 31, 2007	797	797
Additional paid-in capital	168,840	164,385
Accumulated other comprehensive income	4,410	5,704
Retained earnings	578,037	551,764
Less treasury stock at cost: 15,368 shares at June 30, 2008 and 14,739 shares at December 31, 2007	(355,802)	(344,219)

Total stockholders’ equity	396,282	378,431

Total liabilities and stockholders’ equity	$506,168	$479,220

See notes to consolidated financial statements

ADTRAN, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Sales	$131,183	$123,674	$251,068	$233,986
Cost of sales	51,789	50,115	101,434	94,637

Gross profit	79,394	73,559	149,634	139,349
Selling, general and administrative expenses	25,709	26,155	51,256	52,631
Research and development expenses	20,215	19,546	39,768	37,904

Operating income	33,470	27,858	58,610	48,814
Interest and dividend income	2,219	3,006	4,502	5,914
Interest expense	(660)	(626)	(1,279)	(1,245)
Net realized investment gain (loss)	(15)	185	(104)	268
Other income, net	339	199	466	497
Life insurance proceeds	—	—	—	1,000

Income before provision for income taxes	35,353	30,622	62,195	55,248
Provision for income taxes	(12,939)	(10,779)	(22,734)	(18,477)

Net income	$22,414	$19,843	$39,461	$36,771

Weighted average shares outstanding – basic	64,239	68,797	64,419	69,073
Weighted average shares outstanding – diluted	65,340	70,267	65,400	70,583
Earnings per common share – basic	$0.35	$0.29	$0.61	$0.53
Earnings per common share – diluted	$0.34	$0.28	$0.60	$0.52
Dividend per share	$0.09	$0.09	$0.18	$0.18

See notes to consolidated financial statements

ADTRAN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$39,461	$36,771
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,823	5,336
Amortization of net premium on available-for-sale investments	873	1,153
Net realized loss (gain) on long-term investments	104	(268)
Loss (gain) on disposal of property, plant and equipment	(15)	70
Stock-based compensation expense	3,999	4,535
Deferred income taxes	(1,411)	(2,159)
Tax benefits from stock option exercises	456	3,787
Excess tax benefits from stock-based compensation arrangements	(247)	(2,842)
Changes in operating assets and liabilities:
Accounts receivable, net	7,979	(9,653)
Other receivables	231	3,130
Income tax receivable, net	—	1,446
Inventory, net	(1,279)	10,327
Prepaid expenses and other assets	714	929
Accounts payable	2,345	(3,095)
Accrued expenses and other liabilities	2,230	2,082
Income tax payable, net	4,522	439

Net cash provided by operating activities	64,785	51,988

Cash flows from investing activities:
Purchases of property, plant and equipment	(4,615)	(3,816)
Proceeds from sales and maturities of available-for-sale investments	120,232	98,980
Purchases of available-for-sale investments	(112,590)	(116,650)

Net cash provided by (used in) investing activities	3,027	(21,486)

Cash flows from financing activities:
Proceeds from stock option exercises	1,724	12,921
Purchases of treasury stock	(14,871)	(52,289)
Dividend payments	(11,624)	(12,465)
Excess tax benefits from stock-based compensation arrangements	247	2,842

Net cash used in financing activities	(24,524)	(48,991)

Net increase (decrease) in cash and cash equivalents	43,288	(18,489)
Effect of exchange rate changes	625	403
Cash and cash equivalents, beginning of period	13,941	40,147

Cash and cash equivalents, end of period	$57,854	$22,061

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expense during the reporting period. ADTRAN’s more significant estimates include the allowance for doubtful accounts, obsolete and excess inventory reserves, warranty reserves, customer rebates, allowance for sales returns, determination of the deferred revenue components of multiple element sales agreements, estimated income tax contingencies, the fair value of stock-based compensation and the evaluation of other-than-temporary declines in the value of investments. Actual amounts could differ significantly from these estimates.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements- an Amendment of ARB No. 51 (SFAS 160), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 also provides guidance when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners of a subsidiary.

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

•

FASB Statement No. 157, Fair Value Measurements (SFAS 157) establishes a definition of fair value and a framework for measuring fair value, and expands disclosures about fair value measurements. The definition of fair value focuses on the price that would be received upon the sale of an asset or the amount paid to transfer a liability. Under SFAS 157, the fair value measurement should reflect all of the assumptions that market participants would use in pricing the asset or liability. SFAS 157 establishes a three-level hierarchy to prioritize the inputs used in valuation techniques for fair value, consisting of: 1) observable inputs that reflect quoted prices in active markets; 2) inputs other than quoted prices with observable market data; and 3) unobservable data. SFAS 157 requires disclosures detailing the extent to which we measure assets and liabilities at fair value, the methods and assumptions used to measure fair value and the effect of fair value measurements on earnings. We adopted SFAS 157 in its entirety, including fair value measurements for nonfinancial assets and nonfinancial liabilities, and the initial application of SFAS 157 had no effect on our consolidated results of operations and financial condition. See Note 3 to the Consolidated Financial Statements for more information.

2.	STOCK-BASED COMPENSATION

The following table summarizes the stock-based compensation expense related to stock options under SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R), for the three and six months ended June 30, 2008 and 2007, which was recognized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2008	2007	2008	2007
Stock-based compensation expense included in cost of sales	$79	$94	$158	$187

Selling, general and administrative expense	889	1,120	1,843	2,199
Research and development expense	992	1,082	1,998	2,149

Stock-based compensation expense included in operating expenses	1,881	2,202	3,841	4,348

Total stock-based compensation expense	1,960	2,296	3,999	4,535
Tax benefit for expense associated with non-qualified options	(196)	(230)	(404)	(416)

Total stock-based compensation expense, net of tax	$1,764	$2,066	$3,595	$4,119

The fair value of ADTRAN’s options was estimated using the Black-Scholes Model. The determination of the fair value of stock options on the date of grant using the Black-Scholes Model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables that may have a significant impact on the fair value estimate.

The weighted-average assumptions and value of options granted for the three and six months ended June 30, 2008 and 2007 are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Expected volatility	41.42%	46.56%	41.56%	46.46%
Risk-free interest rate	3.12%	4.54%	3.08%	4.58%
Expected dividend yield	1.54%	1.41%	1.59%	1.45%
Expected life (in years)	4.90	5.18	4.91	5.07
Weighted-average estimated value	$8.25	$10.72	$8.02	$10.37

Stock-based compensation expense recognized in our Consolidated Statements of Income for the three and six months ended June 30, 2008 is based on options ultimately expected to vest, and has been reduced for estimated forfeitures. Estimated forfeitures were based upon historical experience and approximate 5.0% annually.

As of June 30, 2008, total compensation cost related to non-vested stock options not yet recognized was approximately $10.8 million, which is expected to be recognized over an average remaining recognition period of 2.4 years using the ratable single-option approach.

The following schedule summarizes the activity in our stock-based compensation plans for the six months ended June 30, 2008:

(In thousands, except per share amounts)	Number of Options	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options outstanding, December 31, 2007	6,375	$19.79	5.94	$24,737
Options granted	21	$22.93
Options cancelled/forfeited	(85)	$25.14
Options exercised	(141)	$12.17

Options outstanding, June 30, 2008	6,170	$19.90	5.53	$32,789

Options exercisable, June 30, 2008	4,192	$18.01	4.11	$30,992

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (the difference between ADTRAN’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2008. The aggregate intrinsic value will change based on the fair market value of ADTRAN’s stock. The total pre-tax intrinsic value of options exercised during the three and six month period ended June 30, 2008 was $1.1 million and $1.5 million, respectively.

3.      INVESTMENTS

At June 30, 2008, we held the following securities and investments, recorded at either fair value or cost.

(In thousands)	Amortized Cost	Gross Unrealized		Fair Value / Carrying Value
		Gains	Losses
Restricted investments	$2,996	$30	$—	$3,026
Municipal fixed-rate bonds	129,118	434	(192)	129,360
Municipal variable rate demand notes	40,567	—	—	40,567
Marketable equity securities	16,405	5,255	(1,494)	20,166

Available-for-sale securities held at fair value	$189,086	$5,719	$(1,686)	$193,119

Restricted investments held at cost				49,000
Other investments held at cost				1,916

Total carrying value of available-for-sale securities and investments				$244,035

At June 30, 2008, we held $3.0 million of restricted deferred compensation plan assets, carried at fair value.

At June 30, 2008, we held $129.4 million of municipal fixed-rate bonds. Approximately 41% of our municipal fixed-rate bond portfolio had a credit rating of AAA, 57% had a credit rating of AA and the balance had a credit rating of A. These bonds are classified as available-for-sale investments and had an average duration of 0.8 years at June 30, 2008. Because our bond portfolio has a high quality rating and contractual maturities of a short duration, we are able to obtain prices for these bonds derived from observable market inputs, or for similar securities traded in an active market, on a daily basis.

At June 30, 2008, we held $40.6 million of municipal variable rate demand notes, all of which are classified as available-for-sale short-term investments and had a credit rating of A-1+. Despite the long-term nature of their stated contractual maturities, we have the ability to quickly liquidate these securities. Our investments in these securities are recorded at fair value, and the interest rates typically reset every seven, 28, or 35 days. As a result, we had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from these investments. All income generated from these investments was recorded as interest income. We have not been required to record any losses relating to municipal variable rate demand notes or municipal auction rate securities, and we have held no municipal auction rate securities since February 7, 2008.

At June 30, 2008, we held $20.2 million of marketable equity securities, including a single security, of which we held 2.5 million shares, carried at a fair value of $5.2 million. We estimate that this single security trades approximately 23,000 shares per day, in an active market on a European stock exchange. This single security carried $4.3 million of the gross unrealized gains included in the fair market value of our marketable equity securities.

At June 30, 2008, we held a $49.0 million restricted certificate of deposit, carried at cost. This investment serves as a collateral deposit against the principal amount outstanding under loans made to ADTRAN pursuant to an Alabama State Industrial Development Authority revenue bond (the Bond). For more information on the Bond, see “Debt” under “Liquidity and Capital Resources” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 2 of Part I of this report.

At June 30, 2008, we held $1.9 million of other investments carried at cost consisting of two private equity funds and a direct investment in a telecommunications equipment manufacturer. The fair value of these investments was estimated to be approximately $15.2 million at June 30, 2008, based on unobservable inputs including information supplied by the investees. We have committed to invest up to an aggregate of $7.8 million in the two private equity funds, and we have contributed $7.7 million to date, of which $7.2 million has been applied toward these commitments. As of June 30, 2008, we have received distributions related to these two private equity funds of $5.9 million, of which $0.1 million was recorded as a realized investment gain. These investments are carried at cost, net of distributions, with distributions in excess of our investment recorded as a realized investment gain. The duration of each of these commitments is ten years with $0.2 million expiring in 2010 and $0.4 million expiring in 2012.

We review our investment portfolio for potential “other-than-temporary” declines in value on an individual investment basis. We assess, on a quarterly basis, significant declines in value which may be considered other-than-temporary and, if necessary, recognize and record the appropriate charge to write-down the carrying value of such investments. In making this assessment, we take into consideration qualitative and quantitative information, including but not limited to the following: the magnitude and duration of historical declines in market prices, credit rating activity, assessments of liquidity, public filings, and statements made by the issuer. We generally begin our identification of potential other-than-temporary impairments by reviewing any security with a market value that has declined from its original or adjusted cost basis by 25% for more than six months. We then evaluate the individual security based on the previously identified factors to determine the amount of the write-down, if any. For the six months ended June 30, 2008, we had a charge of $0.2 million related to the impairment of certain publicly traded equity securities. There were no such charges in the six months ended June 30, 2007.

In accordance with SFAS No. 157, we have categorized our investments held at fair value into a three-level fair value hierarchy based on the priority of the inputs to the valuation technique for the investments as follows: Level 1 - Investment values based on unadjusted quoted prices for identical assets or liabilities in an active market; Level 2 - Investment values based on quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability; Level 3 - Investment values based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs include information supplied by investees.

		Fair Value Measurements at June 30, 2008 Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Restricted investments	$3,026	$3,026	$—	$—
Municipal fixed-rate bonds	129,360	—	129,360	—
Municipal variable rate demand notes	40,567	—	40,567	—
Marketable equity securities	20,166	20,166	—	—

Available-for-sale securities held at fair value	$193,119	$23,192	$169,927	$—

4.	INVENTORY

At June 30, 2008 and December 31, 2007, inventory consisted of the following:

(In thousands)	June 30, 2008	December 31, 2007
Raw materials	$34,034	$30,519
Work in progress	2,351	2,552
Finished goods	20,194	21,899
Inventory reserves	(6,754)	(6,424)

Inventory, net	$49,825	$48,546

5.	STOCKHOLDERS’ EQUITY

A summary of the changes in stockholders’ equity for the six months ended June 30, 2008 is as follows:

(In thousands)	Stockholders’ Equity
Balance, December 31, 2007	$378,431
Net income	39,461
Dividend payments	(11,624)
Change in unrealized loss on marketable securities (net of deferred taxes)	(2,062)
Reclassification adjustment for amounts included in net income (net of tax)	143
Foreign currency translation adjustment	625
Proceeds from stock option exercises	1,724
Tax benefits from stock option exercises	456
Stock-based compensation expense	3,999
Purchases of treasury stock	(14,871)

Balance, June 30, 2008	$396,282

Stock Repurchase Program

Since 1997, our Board of Directors has approved multiple share repurchase programs that have authorized open market repurchase transactions. As of June 30, 2008, the Board of Directors had authorized cumulative repurchases of up to 34 million shares of our common stock. During the six months ended June 30, 2008, we repurchased 0.8 million shares of our common stock at an average price of $19.29 per share, and all of these repurchases occurred in the first quarter of 2008. We currently have the authority to purchase an additional 0.8 million shares of our common stock under the plan approved by the Board of Directors on July 16, 2007.

On April 14, 2008, we announced that our Board of Directors had authorized the repurchase of an additional 5.0 million shares of our common stock, through open market or private purchases from time to time as conditions warrant, to commence upon completion of the repurchase plan announced on July 16, 2007.

Stock Option Exercises

We issued 0.1 million shares of treasury stock during the six months ended June 30, 2008 to accommodate employee stock option exercises. The stock options had exercise prices ranging from $8.70 to $22.53. We received proceeds totaling $1.7 million from the exercise of these stock options during the first six months of 2008.

Dividend Payments

During 2008, ADTRAN has paid cash dividends as follows (in thousands except per share amounts):

Record Date	Payment Date	Per Share Amount	Total Dividend Paid
February 7, 2008	February 21, 2008	$0.09	$5,846
May 1, 2008	May 15, 2008	$0.09	$5,778

Comprehensive Income

Comprehensive income consists of net income, foreign currency translation adjustments, reclassification adjustments for amounts included in net income and unrealized gains and losses on marketable securities.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2008	2007	2008	2007
Net income	$22,414	$19,843	$39,461	$36,771
Foreign currency translation gain, net of deferred taxes	318	284	625	403
Reclassification adjustment for amounts included in net income	41	—	143	—
Change in net unrealized gains (losses) on available-for- sale securities, net of deferred taxes	(246)	1,114	(2,062)	1,940

Total comprehensive income	$22,527	$21,241	$38,167	$39,114

6.	EARNINGS PER SHARE

A summary of the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2008 and 2007 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2008	2007	2008	2007
Numerator
Net income	$22,414	$19,843	$39,461	$36,771

Denominator
Weighted average number of shares - basic	64,239	68,797	64,419	69,073
Effect of dilutive securities - stock options	1,101	1,470	981	1,510

Weighted average number of shares - diluted	65,340	70,267	65,400	70,583

Net income per share - basic	$0.35	$0.29	$0.61	$0.53
Net income per share - diluted	$0.34	$0.28	$0.60	$0.52

Anti-dilutive options to purchase common stock outstanding were excluded from the above calculations. Anti-dilutive options totaled 3.3 million and 2.6 million for the three months ended June 30, 2008 and 2007, respectively. Anti-dilutive options totaled 3.5 million and 2.7 million for the six months ended June 30, 2008 and 2007, respectively.

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

The following table presents information about the reported sales and gross profit of our reportable segments for the three and six months ended June 30, 2008 and 2007. Asset information by reportable segment is not reported, since ADTRAN does not produce such information internally.

	Three Months Ended
	June 30, 2008		June 30, 2007
(In thousands)	Sales	Gross Profit	Sales	Gross Profit
Carrier Networks	$104,591	$64,213	$93,288	$55,243
Enterprise Networks	26,592	15,181	30,386	18,316

Total	$131,183	$79,394	$123,674	$73,559

	Six Months Ended
	June 30, 2008		June 30, 2007
(In thousands)	Sales	Gross Profit	Sales	Gross Profit
Carrier Networks	$199,063	$119,958	$177,734	$106,032
Enterprise Networks	52,005	29,676	56,252	33,317

Total	$251,068	$149,634	$233,986	$139,349

Sales by Geographic Region The table below presents sales information by geographic region for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
United States	$123,422	$115,419	$236,861	$217,891
International	7,761	8,255	14,207	16,095

Total	$131,183	$123,674	$251,068	$233,986

Sales by Product

Our three major product categories are Loop Access, Carrier Systems and Business Networking.

Loop Access products are used by carrier and enterprise customers for access to copper-based telecommunications networks. The Loop Access category includes products such as Digital Data Service (DDS) and Integrated Services Digital Network (ISDN) (Total Reach®) products, High bit-rate Digital Subscriber Line (HDSL) products including Total Access® 3000 based HDSL and Time Division Multiplexed-Symmetrical HDSL (TDM-SHDSL) products, T1/E1/T3, Channel Service Units/Data Service Units (CSUs/DSUs), and TRACER® fixed wireless products.

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

Business Networking products provide enterprises access to telecommunication networks and facilitate networking capabilities for voice, data and video networks. The Business Networking category includes integrated access devices (IAD) and Internetworking products. Internetworking products consist of our NetVanta® product lines, including IP access routers, Ethernet switches, Internet security/firewall appliances, IP Private Branch Exchange (PBX) products, Carrier Ethernet Network Terminating Equipment (NTE) and IP Business Gateways.

The table below presents sales information by product category for the three and six months ended June 30, 2008 and 2007.

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Loop Access	$51,728	$55,003	$99,425	$106,251
Carrier Systems	57,684	46,491	108,886	86,055
Business Networking	21,771	22,180	42,757	41,680

Total	$131,183	$123,674	$251,068	$233,986

In addition, we identify sub-categories of product revenues, which we divide into growth products, representing our primary growth areas, and traditional products. Our growth products consist of broadband access and optical access products (included in Carrier Systems) and Internetworking products (included in Business Networking) and our traditional products include HDSL products (included in Loop Access) and other products.

Subcategory revenues included in the above are as follows:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Broadband Access (included in Carrier Systems)	$31,309	$20,163	$59,911	$38,434
Optical Access (included in Carrier Systems)	13,383	9,833	24,549	18,450
Internetworking (NetVanta & Multi-service Access Gateways) (included in Business Networking)	15,986	13,591	30,899	24,683

Growth Products	60,678	43,587	115,359	81,567
HDSL (does not include T1) (included in Loop Access)	45,348	46,319	87,298	90,071
Other products (included in the above table)	25,157	33,768	48,411	62,348

Traditional Products	70,505	80,087	135,709	152,419

Total	$131,183	$123,674	$251,068	$233,986

8.	LIABILITY FOR WARRANTY RETURNS

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

The liability for warranty returns totaled $2.9 million at June 30, 2008 and December 31, 2007. These liabilities are included in accrued expenses in the accompanying Consolidated Balance Sheets.

(In thousands)	June 30, 2008
Balance at December 31, 2007	$2,944
Plus: amounts charged to cost and expenses	1,148
Less: deductions	(1,197)

Balance at June 30, 2008	$2,895

9.	RELATED PARTY TRANSACTIONS

We employ the law firm of our director emeritus for legal services. All bills for services rendered by this firm are reviewed and approved by our chief financial officer. We believe that the fees for such services are comparable to those charged by other firms for services rendered to us. We paid $30 thousand during each of the three month periods ended June 30, 2008 and 2007 for legal services rendered. We paid $60 thousand during each of the six month periods ended June 30, 2008 and 2007 for legal services rendered.

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

We have committed to invest up to an aggregate of $7.8 million in two private equity funds, and we have contributed $7.7 million to date, of which $7.2 million has been applied to these commitments. See Note 3 to the Consolidated Financial Statements for additional information.

11.	SUBSEQUENT EVENTS

On July 14, 2008, ADTRAN announced that its Board of Directors declared a quarterly cash dividend of $0.09 per common share to be paid to stockholders of record at the close of business on July 31, 2008. The payment date will be August 14, 2008. The quarterly dividend payment will be approximately $5.7 million. The Board of Directors presently anticipates that it will declare a regular quarterly dividend so long as the present tax treatment of dividends exists and adequate levels of liquidity are maintained.

In July 2008, ADTRAN repurchased 1.3 million shares of its common stock through open market purchases at an average cost of $22.64 per share and has the authority to repurchase an additional 4.4 million shares under the plan approved by the Board of Directors on April 14, 2008.

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

Our three major product categories are Loop Access, Carrier Systems and Business Networking. Loop Access products are used by carrier and enterprise customers for access to copper-based telecommunications networks. Carrier Systems products are used by telecommunications service providers to provide last mile access in support of data, voice and video services to consumers and enterprises. Business Networking products provide enterprises access to telecommunication networks and facilitate networking capabilities for voice, data and video networks.

In addition, we identify sub-categories of product revenues, which we divide into growth products, representing our primary growth areas, and traditional products. Our growth products consist of broadband access and optical access products (included in Carrier Systems) and Internetworking products (included in Business Networking) and our traditional products include HDSL products (included in Loop Access) and other products. Many of our customers are migrating their networks to deliver higher bandwidth services by utilizing newer technologies. We believe that products in our primary growth areas position the Company well for this migration. We anticipate that revenues of many of our traditional products, including HDSL, may continue for years because of the time required for our customers to transition to newer technologies.

See Note 7 of Notes to Consolidated Financial Statements in this report for further information regarding these product categories.

Sales increased 6.1% and 7.3% for three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007 due to increased product sales in our three primary growth areas, Broadband Access, Optical Access and Internetworking. Total sales of products in these growth areas were $60.7 million and $115.4 million for the three and six months ended June 30, 2008 compared to $43.6 million and $81.6 million for the three and six months ended June 30, 2007. Our gross margin increased for the three months ended June 30, 2008 to 60.5% from 59.5% for the three months ended June 30, 2007, while remaining at 59.6% for both six month periods ended June 30, 2008 and 2007. Our operating margin increased to 25.5% for the three months ended June 30, 2008 from 22.5% for the three months ended June 30, 2007 and increased to 23.3% for the six months ended June 30, 2008 from 20.9% for the six months ended June 30, 2007. The increase in our operating margin is primarily the result of higher margins achieved on increased sales and lower selling, general and administrative costs in relation to these higher sales. Earnings per share, assuming dilution, were $0.34 and $0.60 for the three and six months ended June 30, 2008 compared to $0.28 and $0.52 for the three and six months ended June 30, 2007.

The results for the six months ended June 30, 2007 included a benefit of $0.9 million in “Provision for Income Taxes” primarily relating to closure of tax audits from prior years and also included a pre-tax life insurance benefit of $1.0 million. These two items increased earnings per share, assuming dilution, by approximately $0.02 in the six months ended June 30, 2007. The higher earnings per share for the three and six months ended June 30, 2008 compared to the same period in 2007 reflects higher net income as well as a lower weighted average number of shares outstanding in 2008 due to stock repurchases under the share repurchase plans approved by our Board of Directors.

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

RESULTS OF OPERATIONS – THREE AND SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2007

SALES

ADTRAN’s sales increased 6.1% from $123.7 million in the three months ended June 30, 2007 to $131.2 million in the three months ended June 30, 2008, and increased 7.3% from $234.0 million in the six months ended June 30, 2007 to $251.1 million in the six months ended June 30, 2008.

The increase in sales for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 is primarily attributable to an $11.2 million increase in sales of our Carrier Systems products. Carrier Systems product sales increased due to an $11.1 million increase in Broadband Access product sales, primarily attributable to increased shipments of our 1100 series fiber-to-the-node products and Total Access 5000 products. Carrier Systems products sales also increased due to a $3.6 million increase in Optical Access product sales, resulting from increased shipments of our Opti-6100 products and market share gains across numerous customers including the top three U.S. carriers. Partially offsetting these increases in Carrier Systems product sales were decreases in shipments of traditional TDM products as customers shifted emphasis to newer technologies. Many of these newer technologies are integral to our Broadband Access and Optical Access product areas.

Business Networking product sales decreased $0.4 million in the three months ended June 30, 2008 compared to the three months ended June 30, 2007 primarily due to a decline in shipments of traditional IAD products as customers shifted to newer technologies. Many of these newer technologies are integral to our Internetworking product area, and Internetworking product sales increased $2.4 million in the three months ended June 30, 2008 compared to the three months ended June 30, 2007. The increase in Internetworking product sales is primarily a result of increased product shipments due to customers shifting to newer technologies and our efforts to improve our focus on addressing traditional enterprise channels and leveraging our carrier distribution channels.

Loop Access product sales decreased $3.3 million in the three months ended June 30, 2008 compared to the three months ended June 30, 2007 primarily due to a 2.1% or $1.0 million decrease in HDSL product revenues as well as declines in Enterprise T1 product sales and DDS product sales.

The increase in sales for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 is primarily attributable to a $21.5 million increase in sales of our Broadband Access products, a $6.1 million increase in sales of our Optical Access products and a $6.2 million increase in sales of our Internetworking products. HDSL product revenues decreased 3.1% or $2.8 million and other traditional products decreased 22.4% or $13.9 million.

Carrier Networks sales increased 12.1% from $93.3 million in the three months ended June 30, 2007 to $104.6 million in the three months ended June 30, 2008. Carrier Networks sales increased 12.0% from $177.7 million in the six months ended June 30, 2007 to $199.1 million in the six months ended June 30, 2008. The increase in Carrier Networks sales for the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007 is primarily attributable to the aforementioned increases in Broadband Access and Optical Access products sales, partially offset by declines in HDSL and other TDM product sales.

Enterprise Networks sales decreased 12.5% from $30.4 million in the three months ended June 30, 2007 to $26.6 million in the three months ended June 30, 2008 and decreased 7.6% from $56.3 million in the six months ended June 30, 2007 to $52.0 million in the six months ended June 30, 2008. The decrease in Enterprise Network sales for the three and six month period of 2008 compared to the three and six month period of 2007 is primarily attributable to the aforementioned declines in sales of traditional IAD products, Enterprise T1 products and DDS products, partially offset by increased sales of Internetworking products. Enterprise Networks sales as a percentage of total sales decreased from 24.6% for the three months ended June 30, 2007 to 20.3% for the three months ended June 30, 2008 and decreased from 24.0% for the six months ended June 30, 2007 to 20.7% for the six months ended June 30, 2008.

International sales, which are included in the Carrier Networks and Enterprise Networks amounts discussed above, decreased 6.0% from $8.3 million in the three months ended June 30, 2007 to $7.8 million in the three months ended June 30, 2008 and decreased 11.8% from $16.1 million in the six months ended June 30, 2007 to $14.2 million in the six months ended June 30, 2008. International sales, as a percentage of total sales, decreased from 6.7% for the three months ended June 30, 2007 to 5.9% for the three months ended June 30, 2008, and decreased from 6.9% for the six months ended June 30, 2007 to 5.7% for the six months ended June 30, 2008. International sales decreased in the three and six month periods of 2008 compared to the 2007 periods primarily due to a reduction in product shipments to the Asia Pacific region.

COST OF SALES

As a percentage of sales, cost of sales decreased from 40.5% in the three months ended June 30, 2007 to 39.5% in the three months ended June 30, 2008 and remained at 40.4% in both the six months ended June 30, 2007 and the six months ended June 30, 2008. The decrease in cost of sales as a percentage of sales for the three month period is primarily related to a more favorable product mix and lower manufacturing costs, primarily associated with a consistent order flow throughout the quarter that allowed us to more efficiently and effectively plan for shipments, lowering freight, labor and expediting costs.

Carrier Networks cost of sales, as a percent of division sales, decreased from 40.8% in the three months ended June 30, 2007 to 38.6% in the three months ended June 30, 2008 and decreased from 40.3% in the six months ended June 30, 2007 to 39.7% in the six months ended June 30, 2008. These decreases were primarily related to the more favorable product mix and lower cost of sales discussed above.

Enterprise Networks cost of sales, as a percent of division sales, increased from 39.7% in the three months ended June 30, 2007 to 42.9% in the three months ended June 30, 2008 and increased from 40.8% in the six months ended June 30, 2007 to 42.9% in the six months ended June 30, 2008. These increases were primarily related to the impact of lower sales volume on allocated cost of sales elements to the division.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased 1.9% from $26.2 million in the three months ended June 30, 2007 to $25.7 million in the three months ended June 30, 2008 and decreased 2.5% from $52.6 million in the six months ended June 30, 2007 to $51.3 million in the six months ended June 30, 2008. The decrease in selling, general and administrative expenses for the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007 is primarily related to a decrease in certain senior management compensation costs and, to a lesser extent, a reduction in stock option and other fringe benefit expenses.

Selling, general, and administrative expenses as a percentage of sales decreased from 21.2% in the three months ended June 30, 2007 to 19.6% in the three months ended June 30, 2008 and decreased from 22.5% in the six months ended June 30, 2007 to 20.4% in the six months ended June 30, 2008. These decreases are the result of higher sales in the current periods in relation to selling, general and administrative costs that are largely fixed.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased 3.6% from $19.5 million in the three months ended June 30, 2007 to $20.2 million in the three months ended June 30, 2008 and increased 5.0% from $37.9 million in the six months ended June 30, 2007 to $39.8 million in the six months ended June 30, 2008. The increase in research and development expenses primarily reflects increased staffing expense related to customer specific product development activities, as well as costs related to product approvals, primarily for one or more of the top three U.S. carriers.

As a percentage of sales, research and development expenses decreased from 15.8% in the three months ended June 30, 2007 to 15.4% in the three months ended June 30, 2008 and decreased from 16.2% in the six months ended June 30, 2007 to 15.8% in the six months ended June 30, 2008.

ADTRAN expects to continue to incur research and development expenses in connection with its new and existing products and its expansion into international markets. ADTRAN continually evaluates new product opportunities and engages in intensive research and product development efforts which provide for new product development, enhancement of existing products and product cost reductions. ADTRAN expenses all product research and development costs as incurred. As a result, ADTRAN may incur significant research and development expenses prior to the receipt of revenues from a major new product group or market expansion.

INTEREST AND DIVIDEND INCOME

Interest and dividend income decreased 26.7% from $3.0 million in the three months ended June 30, 2007 to $2.2 million in the three months ended June 30, 2008 and decreased 23.7% from $5.9 million in the six months ended June 30, 2007 to $4.5 million in the six months ended June 30, 2008. The decreases in interest and dividend income were driven primarily by a reduction in our investment balances as a result of our share repurchase activity and a reduction in interest rates.

INTEREST EXPENSE

Total interest expense increased slightly in the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007. Interest expense on our taxable revenue bond remained constant at $0.6 million in each of the three months ended June 30, 2008 and 2007, and $1.2 million in the six month periods ended June 30, 2008 and 2007. See “Liquidity and Capital Resources” below for additional information on our revenue bond.

NET REALIZED INVESTMENT GAIN (LOSS)

Net realized investment gain decreased from a $0.2 million gain in the three months ended June 30, 2007 to a $15 thousand loss in the three months ended June 30, 2008 and decreased from a $0.3 million gain in the six months ended June 30, 2007 to a $0.1 million loss in the six months ended June 30, 2008. These changes primarily resulted from an impairment charge of approximately $0.2 million for certain equity investments and from lower realized gains on investments. See Note 3 of Notes to Consolidated Financial Statements.

OTHER INCOME, NET

Other income, net, comprised primarily of miscellaneous income, gains and losses on foreign currency transactions, investment account management fees and scrap raw material sales, increased from $0.2 million in the three months ended June 30, 2007 to $0.3 million in the three months ended June 30, 2008 and remained at $0.5 million in the six months ended June 30, 2007 and 2008.

LIFE INSURANCE PROCEEDS

We realized a gain on life insurance proceeds of $1.0 million during the first quarter of 2007 as a result of the death of our co-founder and then Chairman of the Board, Mark Smith.

INCOME TAXES

Our effective tax rate increased from 35.2% in the three months ended June 30, 2007 to 36.6% in the three months ended June 30, 2008 and from 33.4% in the six months ended June 30, 2007 to 36.6% in the six months ended June 30, 2008. The lower effective tax rate in the first six months of 2007 included a benefit recorded in the first quarter of 2007 relating to the closure of tax audits from prior years, which resulted in approximately a 2.0 percentage point decrease in our effective tax rate. The effective tax rate for the first six months of 2008 was unusually high due to the delay in legislation extending research tax credits that expired December 31, 2007, which resulted in approximately a 2.0 percentage point increase in our effective tax rate assuming the same basis for research and development credits used in 2007. Federal legislation to extend research tax credits has been drafted, but we have no assurances regarding the outcome of this potential legislation.

NET INCOME

As a result of the above factors, net income increased $2.6 million from $19.8 million in the three months ended June 30, 2007 to $22.4 million in the three months ended June 30, 2008 and increased $2.7 million from $36.8 million in the six months ended June 30, 2007 to $39.5 million in the six months ended June 30, 2008.

As a percentage of sales, net income increased from 16.0% in the three months ended June 30, 2007 to 17.1% in the three months ended June 30, 2008 and remained at 15.7% in both six month periods ended June 30, 2007 and June 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

At June 30, 2008, cash on hand was $57.9 million and short-term investments were $120.9 million, which resulted in available short-term liquidity of $178.8 million. At December 31, 2007, our cash on hand of $13.9 million and short-term investments of $148.4 million resulted in available short-term liquidity of $162.3 million.

Operating Activities

Our working capital, which consists of current assets less current liabilities, increased 0.5% from $251.3 million as of December 31, 2007 to $252.6 million as of June 30, 2008. The quick ratio, defined as cash, cash equivalents, short-term investments, and net accounts receivable, divided by current liabilities, decreased from 5.41 as of December 31, 2007 to 4.70 as of June 30, 2008. The current ratio, defined as current assets divided by current liabilities, decreased from 6.83 as of December 31, 2007 to 5.92 as of June 30, 2008. We expect these liquidity ratios to fluctuate as revenues fluctuate and as our inventory, accounts receivable and income tax position change. The quick ratio and the current ratio decreased from 2007 to 2008 mainly due to a $4.5 million increase in income taxes payable in 2008.

Net accounts receivable decreased from $70.7 million at December 31, 2007 to $62.7 million at June 30, 2008. Our allowance for doubtful accounts was $0.1 million at December 31, 2007 and June 30, 2008. Quarterly accounts receivable days sales outstanding (DSO) decreased from 55 days as of December 31, 2007 to 43 days as of June 30, 2008. Net accounts receivables and DSO decreased for the quarter ended June 30, 2008 primarily because sales were recognized more evenly throughout the quarter and were therefore weighted less in the last month of the quarter compared to the quarter ended December 31, 2007.

Quarterly inventory turnover was 4.1 turns as of December 31, 2007 and 4.3 turns as of June 30, 2008. Inventory increased 2.6% from December 31, 2007 to June 30, 2008. We expect inventory levels to fluctuate as we attempt to maintain sufficient inventory to ensure competitive lead times while managing the risk of inventory obsolescence that may occur due to rapidly changing technology and customer demand.

Accounts payable increased 10.4% from $22.2 million at December 31, 2007 to $24.5 million at June 30, 2008. The lower balance at December 31, 2007 was primarily attributable to the timing of receipt and subsequent payment for finished product assemblies manufactured by our subcontractors. Generally, the change in accounts payable is due to variations in the timing of the receipt of supplies, inventory and services and our subsequent payments for these purchases.

At June 30, 2008, we had income taxes payable of $5.7 million primarily related to estimated tax payments for current year taxable income. At December 31, 2007, we had income taxes payable of $1.2 million.

Investing Activities

Capital expenditures totaled approximately $4.6 million and $3.8 million for the six months ended June 30, 2008 and 2007, respectively. These expenditures were primarily used to purchase computer hardware, software and manufacturing and test equipment.

Our combined short-term and long-term investments decreased $11.7 million from $255.7 million at December 31, 2007 to $244.0 million at June 30, 2008, primarily reflecting the impact of our treasury share repurchase program.

We invest all available cash not required for immediate use in operations primarily in securities that we believe bear minimal risk of loss. At June 30, 2008, these investments included municipal variable rate demand notes of $40.6 million and municipal fixed-rate bonds of $129.4 million. At December 31, 2007, these investments included municipal variable rate demand notes of $47.5 million, municipal auction rate securities of $9.0 million and municipal fixed-rate bonds of $122.1 million.

Our municipal variable rate demand notes are classified as available-for-sale short-term investments and had a credit rating of A-1+ at June 30, 2008. Despite the long-term nature of their stated contractual maturities, we believe that we have the ability to quickly liquidate these securities. Our investments in these securities are recorded at fair value and the interest rates typically reset every seven, 28 or 35 days. As a result, we had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from these investments. All income generated from these investments was recorded as interest income. Further, we have not been required to record any losses relating to municipal variable rate demand notes or municipal auction rate securities, and we have held no municipal auction rate securities since February 7, 2008.

At June 30, 2008, approximately 41% of our municipal fixed-rate bonds had a credit rating of AAA, 57% had a credit rating of AA and the balance had a credit rating of A. These bonds are classified as available-for-sale investments and had an average duration of 0.8 years at June 30, 2008. Because our bond portfolio has a high quality rating and contractual maturities of a short duration, we are able to obtain prices for these bonds derived from observable market inputs, or for similar securities traded in an active market, on a daily basis.

Our long-term investments increased 14.7% from $107.3 million at December 31, 2007 to $123.1 million at June 30, 2008. Municipal fixed-rate bonds classified as long-term investments increased $18.8 million from $30.2 million at December 31, 2007 to $49.0 million at June 30, 2008. Long-term investments at June 30, 2008 and December 31, 2007 included an investment in a certificate of deposit of $49.0 million which serves as collateral for our revenue bonds, as discussed below. We have various equity investments included in long-term investments at a cost of $16.4 million and $16.1 million, and with a fair value of $20.2 million and $22.9 million, at June 30, 2008 and December 31, 2007, respectively, including a single equity security, of which we held 2.5 million shares, carried at $5.2 million and $6.7 million of fair value at June 30, 2008 and December 31, 2007, respectively. We estimate that this single security trades approximately 23,000 shares per day, in an active market on a European stock exchange. This single security carried $4.3 million of the gross unrealized gains included in the fair market value of our marketable securities at June 30, 2008. Long-term investments at June 30, 2008 and December 31, 2007 also include $3.0 million and $3.1 million, respectively, related to our deferred compensation plan.

We review our investment portfolio for potential “other-than-temporary” declines in value on an individual investment basis. We assess, on a quarterly basis, significant declines in value which may be considered other-than-temporary and, if necessary, recognize and record the appropriate charge to write-down the carrying value of such investments. In making this assessment, we take into consideration qualitative and quantitative information, including but not limited to the following: the magnitude and duration of historical declines in market prices, credit rating activity, assessments of liquidity, public filings, and statements made by the issuer. We generally begin our identification of potential other-than-temporary impairments by reviewing any security with a market value that has declined from its original or adjusted cost basis by 25% for more than six months. We then evaluate the individual security based on the previously identified factors to determine the amount of the write-down, if any. For the six months ended June 30, 2008, we had a charge of $0.2 million related to the impairment of certain publicly traded equity securities. There were no such charges in the six months ended June 30, 2007.

Financing Activities

Dividends

In July 2003, our Board of Directors elected to begin declaring quarterly dividends on our common stock, and anticipates that it will declare a regular quarterly dividend so long as the present tax treatment of dividends exists and adequate levels of liquidity are maintained. During the six months ended June 30, 2008, ADTRAN paid dividends totaling $11.6 million.

Debt

We have amounts outstanding under loans made pursuant to an Alabama State Industrial Development Authority revenue bond (the Bond) which totaled $49.0 million at June 30, 2008 and December 31, 2007. Included in long-term investments are restricted funds in the amount of $49.0 million at June 30, 2008 and December 31, 2007, which is a collateral deposit against the principal amount of the Bond. The Bond matures on January 1, 2020, and bears interest at the rate of 5% per annum. In conjunction with this program, we are eligible to receive certain economic incentives from the state of Alabama that reduce the amount of payroll withholdings we are required to remit to the state for those employment positions that qualify under this program.

We are required to make payments in the amounts necessary to pay the principal and interest on the amounts currently outstanding. Due to continued positive cash flow from operating activities, we made a business decision to begin an early partial redemption of the Bond. It is our intent to make annual principal payments of between $0.5 million and $5.0 million in addition to the interest amounts that are due. In connection with this decision, $0.5 million of the Bond debt has been reclassified to a current liability in the Consolidated Balance Sheet.

Stock Repurchase Program

During the six months ended June 30, 2008, we repurchased 0.8 million shares of our common stock at an average price of $19.29 per share under the repurchase plans approved by our Board of Directors. All of these repurchases occurred during the first quarter of 2008. Since 1997, our Board of Directors has approved multiple share repurchase programs that have authorized open market repurchase transactions. We have the authority to purchase an additional 0.8 million shares of our common stock under the plan approved by the Board of Directors on July 16, 2007. During 2007, we repurchased 5.8 million shares of our common stock at an average price of $24.08 per share.

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

To accommodate employee stock option exercises, we issued 0.1 million shares of treasury stock for $1.7 million during the six months ended June 30, 2008. During the six months ended June 30, 2007, we issued 1.0 million shares of treasury stock for $12.9 million.

Off-Balance Sheet Arrangements and Contractual Obligations

We do not have off-balance sheet financing arrangements and have not engaged in any related party transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources. During the six months ended June 30, 2008, there have been no material changes in contractual obligations and commercial commitments from those discussed in our most recent Form 10-K filed on February 28, 2008.

We have committed to invest up to an aggregate of $7.8 million in two private equity funds, and we have contributed $7.7 million to date, of which $7.2 million has been applied to these commitments. See Note 3 to the Consolidated Financial Statements for additional information.

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

Details of the fair value of our available-for-sale investments as of June 30, 2008 are discussed in Note 3 of Notes to Consolidated Financial Statements.

We are exposed to financial market risks, including changes in interest rates and prices of marketable equity and fixed-income securities. The primary objective of the large majority of our investment activities is to preserve principal while at the same time achieving appropriate yields without significantly increasing risk. To achieve this objective, a majority of our marketable securities are investment grade municipal fixed-rate bonds, municipal variable rate demand notes and municipal money market instruments denominated in United States dollars. At June 30, 2008, our municipal variable rate demand notes had a credit rating of A-1+. Approximately 41% of our municipal fixed-rate bonds had a credit rating of AAA, 57% had a credit rating of AA and the balance had a credit rating of A.

As of June 30, 2008, interest income on approximately $93.4 million of our cash and investments may be directly affected by changes in interest rates. We have performed a hypothetical sensitivity analysis assuming market interest rates increase or decrease by 50 basis points (bps), 100 bps and 150 bps, while all other variables remain constant. Hypothetical 50 bps, 100 bps and 150 bps declines in interest rates as of June 30, 2008 would reduce annualized interest income on our money market instruments and municipal variable rate demand notes by approximately $0.5 million, $0.9 million and $1.4 million, respectively. In addition, hypothetical 50 bps, 100 bps and 150 bps increases in interest rates as of June 30, 2008 would reduce the fair value of our municipal fixed-rate bonds by approximately $0.7 million, $1.3 million and $2.0 million, respectively.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2008 Annual Meeting of Stockholders of ADTRAN was held on May 6, 2008. Proxies with regard to the matters voted upon at the Annual Meeting were solicited under Regulation 14A of the Securities Exchange Act of 1934, as amended. Set forth below is a brief description of each matter voted upon at the Annual Meeting and the results of voting on each such matter.

(a)	Election of each director named below to serve until the next Annual Meeting of Stockholders. There was no solicitation in opposition to any of the nominees listed in the proxy statement, and all of the nominees were elected.

	Votes
Nominees	For	Withheld
Thomas R. Stanton	60,583,719	556,056
James E. Matthews	59,294,089	1,845,686
H. Fenwick Huss	60,938,585	201,190
Ross K. Ireland	60,943,285	196,490
William L. Marks	60,492,648	647,127
Balan Nair	60,942,987	196,788
Roy J. Nichols	60,571,531	568,244

(b)	Ratification of the appointment of PricewaterhouseCoopers LLP as ADTRAN’s independent registered public accounting firm for 2008.

Votes
For	Against	Abstain
60,460,686	662,607	568,244

ITEM 6.	EXHIBITS

Exhibits.

Exhibit No.	Description

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADTRAN, INC.
(Registrant)

Date: August 1, 2008	/s/ James E. Matthews
James E. Matthews
Senior Vice President – Finance,
Chief Financial Officer, Treasurer,
Secretary and Director

EXHIBIT INDEX

Exhibit No.	Description

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications