Form 10-Q
period 2008-09-30
ADTRAN INC
filed 2008-11-03
CIK 926282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2008

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date:

Class	Outstanding at October 27, 2008
Common Stock, $.01 Par Value	62,251,183 shares

ADTRAN, INC.

Quarterly Report on Form 10-Q

For the Three and Nine Months Ended September 30, 2008

FORWARD LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for certain forward-looking statements made by or on behalf of ADTRAN. ADTRAN and its representatives may from time to time make written or oral forward-looking statements, including statements contained in this report, our other filings with the Securities and Exchange Commission (SEC) and other communications with our stockholders. Generally, the words, “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “may,” “could” and similar expressions identify forward-looking statements. We caution you that any forward-looking statements made by us or on our behalf are subject to uncertainties and other factors that could cause such statements to be wrong. A list of factors that could materially affect our business, financial condition or operating results is included under “Factors That Could Affect Our Future Results” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 2 of Part I of this report. They have also been discussed in Item 1A of Part I in our most recent Annual Report on Form 10-K filed on February 28, 2008 with the SEC. Though we have attempted to list comprehensively these important factors, we caution investors that other factors may prove to be important in the future in affecting our operating results. New factors emerge from time to time, and it is not possible for us to predict all of these factors, nor can we assess the impact each factor or a combination of factors may have on our business.

You are further cautioned not to place undue reliance on these forward-looking statements because they speak only of our views as of the date that the statements were made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ADTRAN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$40,765	$13,941
Short-term investments	105,583	148,416
Accounts receivable, less allowance for doubtful accounts of $25 at September 30, 2008 and $109 at December 31, 2007	59,214	70,667
Other receivables	2,787	3,085
Inventory, net	48,320	48,546
Prepaid expenses	3,232	2,023
Deferred tax assets, net	7,771	7,659

Total current assets	267,672	294,337
Property, plant and equipment, net	75,502	75,969
Deferred tax assets, net	4,475	1,113
Other assets	113	505
Long-term investments	127,153	107,296

Total assets	$474,915	$479,220

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$24,604	$22,200
Unearned revenue	6,157	5,361
Accrued expenses	4,405	3,801
Accrued wages and benefits	9,157	10,497
Income tax payable, net	2,293	1,217

Total current liabilities	46,616	43,076
Other non-current liabilities	10,123	9,213
Bonds payable	48,250	48,500

Total liabilities	104,989	100,789

Commitments and contingencies (see Note 10)

Stockholders’ Equity
Common stock, par value $0.01 per share; 200,000 shares authorized; 79,652 shares issued at September 30, 2008 and December 31, 2007	797	797
Additional paid-in capital	171,409	164,385
Accumulated other comprehensive income (loss)	(4)	5,704
Retained earnings	592,733	551,764
Less treasury stock at cost: 17,110 shares at September 30, 2008 and 14,739 shares at December 31, 2007	(395,009)	(344,219)

Total stockholders’ equity	369,926	378,431

Total liabilities and stockholders’ equity	$474,915	$479,220

See notes to condensed consolidated financial statements

ADTRAN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Sales	$137,195	$123,821	$388,263	$357,807
Cost of sales	55,512	49,703	156,946	144,340

Gross profit	81,683	74,118	231,317	213,467
Selling, general and administrative expenses	26,317	25,335	77,573	77,966
Research and development expenses	21,688	18,735	61,456	56,639

Operating income	33,678	30,048	92,288	78,862
Interest and dividend income	2,187	2,842	6,689	8,756
Interest expense	(626)	(631)	(1,905)	(1,876)
Net realized investment gain (loss)	(47)	240	(151)	508
Other income, net	243	203	709	700
Life insurance proceeds	—	—	—	1,000

Income before provision for income taxes	35,435	32,702	97,630	87,950
Provision for income taxes	(13,024)	(11,249)	(35,758)	(29,726)

Net income	$22,411	$21,453	$61,872	$58,224

Weighted average shares outstanding – basic	63,096	67,526	63,975	68,554

Weighted average shares outstanding – diluted	64,101	68,872	64,961	70,009

Earnings per common share – basic	$0.36	$0.32	$0.97	$0.85

Earnings per common share – diluted	$0.35	$0.31	$0.95	$0.83

Dividend per share	$0.09	$0.09	$0.27	$0.27

See notes to condensed consolidated financial statements

ADTRAN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$61,872	$58,224
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,387	8,049
Amortization of net premium on available-for-sale investments	1,482	1,664
Net realized loss (gain) on long-term investments	151	(508)
Loss on disposal of property, plant and equipment	62	64
Stock-based compensation expense	6,001	6,740
Deferred income taxes	(587)	(3,090)
Tax benefits from stock option exercises	1,023	4,220
Excess tax benefits from stock-based compensation arrangements	(637)	(3,132)
Changes in operating assets and liabilities:
Accounts receivable, net	11,453	(12,531)
Other receivables	298	3,114
Income tax receivable, net	—	1,446
Inventory, net	226	5,243
Prepaid expenses and other assets	(817)	620
Accounts payable	2,404	(1,580)
Accrued expenses and other liabilities	970	598
Income tax payable, net	1,076	352

Net cash provided by operating activities	92,364	69,493

Cash flows from investing activities:
Purchases of property, plant and equipment	(6,982)	(5,231)
Proceeds from sales and maturities of available-for-sale investments	212,840	177,572
Purchases of available-for-sale investments	(199,249)	(152,310)

Net cash provided by investing activities	6,609	20,031

Cash flows from financing activities:
Proceeds from stock option exercises	3,520	15,045
Purchases of treasury stock	(57,923)	(96,599)
Dividend payments	(17,290)	(18,628)
Payments on long-term debt	(250)	(500)
Excess tax benefits from stock-based compensation arrangements	637	3,132

Net cash used in financing activities	(71,306)	(97,550)

Net increase (decrease) in cash and cash equivalents	27,667	(8,026)
Effect of exchange rate changes	(843)	729
Cash and cash equivalents, beginning of period	13,941	40,147

Cash and cash equivalents, end of period	$40,765	$32,850

See notes to condensed consolidated financial statements

ADTRAN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share amounts)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of ADTRAN®, Inc. and its subsidiaries (ADTRAN) have been prepared pursuant to the rules and regulations for reporting on Quarterly Reports on Form 10-Q. Accordingly, certain information and notes required by generally accepted accounting principles for complete financial statements are not included herein. The December 31, 2007 Condensed Consolidated Balance Sheet is derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

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

•

FASB Statement No. 157, Fair Value Measurements (SFAS 157) establishes a definition of fair value and a framework for measuring fair value, and expands disclosures about fair value measurements. The definition of fair value focuses on the price that would be received upon the sale of an asset or the amount paid to transfer a liability. Under SFAS 157, the fair value measurement should reflect all of the assumptions that market participants would use in pricing the asset or liability. SFAS 157 establishes a three-level hierarchy to prioritize the inputs used in valuation techniques for fair value, consisting of: 1) observable inputs that reflect quoted prices in active markets; 2) inputs other than quoted prices with observable market data; and 3) unobservable data. SFAS 157 requires disclosures detailing the extent to which we measure assets and liabilities at fair value, the methods and assumptions used to measure fair value and the effect of fair value measurements on earnings. We adopted SFAS 157 in its entirety, including fair value measurements for nonfinancial assets and nonfinancial liabilities, and the initial application of SFAS 157 had no effect on our consolidated results of operations and financial condition. See Note 3 to the Condensed Consolidated Financial Statements for more information.

2. STOCK-BASED COMPENSATION

The following table summarizes the stock-based compensation expense related to stock options under SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R), for the three and nine months ended September 30, 2008 and 2007, which was recognized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2008	2007	2008	2007
Stock-based compensation expense included in cost of sales	$79	$96	$237	$283

Selling, general and administrative expense	912	1,023	2,755	3,222
Research and development expense	1,011	1,086	3,009	3,235

Stock-based compensation expense included in operating expenses	1,923	2,109	5,764	6,457

Total stock-based compensation expense	2,002	2,205	6,001	6,740
Tax benefit for expense associated with non-qualified options	(196)	(263)	(600)	(679)

Total stock-based compensation expense, net of tax	$1,806	$1,942	$5,401	$6,061

The fair value of ADTRAN’s options was estimated using the Black-Scholes Model. The determination of the fair value of stock options on the date of grant using the Black-Scholes Model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables that may have a significant impact on the fair value estimate.

The weighted-average assumptions and value of options granted for the three and nine months ended September 30, 2008 and 2007 are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Expected volatility	40.24%	44.37%	41.45%	45.55%
Risk-free interest rate	2.88%	4.97%	3.06%	4.75%
Expected dividend yield	1.42%	1.32%	1.57%	1.39%
Expected life (in years)	4.56	5.05	4.89	5.06
Weighted-average estimated value	$8.42	$11.11	$8.05	$10.69

Stock-based compensation expense recognized in our Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2008 is based on options ultimately expected to vest, and has been reduced for estimated forfeitures. Estimated forfeitures were based upon historical experience and approximate 5.0% annually.

As of September 30, 2008, total compensation cost related to non-vested stock options not yet recognized was approximately $9.5 million, which is expected to be recognized over an average remaining recognition period of 2.2 years using the ratable single-option approach.

The following schedule summarizes the activity in our stock-based compensation plans for the nine months ended September 30, 2008:

(In thousands, except per share amounts)	Number of Options	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options outstanding, December 31, 2007	6,375	$19.79	5.94	$24,737
Options granted	23	$23.12
Options cancelled/forfeited	(133)	$25.73
Options exercised	(317)	$11.76

Options outstanding, September 30, 2008	5,948	$20.10	5.42	$16,833

Options exercisable, September 30, 2008	4,010	$18.26	4.03	$16,829

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (the difference between ADTRAN’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2008. The aggregate intrinsic value will change based on the fair market value of ADTRAN’s stock. The total pre-tax intrinsic value of options exercised during the three and nine month period ended September 30, 2008 was $2.1 million and $3.6 million, respectively.

3. INVESTMENTS

At September 30, 2008, we held the following securities and investments, recorded at either fair value or cost.

(In thousands)	Amortized Cost	Gross Unrealized		Fair Value / Carrying Value
		Gains	Losses
Restricted investments	$3,110	$—	$(355)	$2,755
Municipal fixed-rate bonds	109,889	165	(190)	109,864
Municipal variable rate demand notes	53,284	—	—	53,284
Marketable equity securities	16,276	2,272	(2,630)	15,918

Available-for-sale securities held at fair value	$182,559	$2,437	$(3,175)	$181,821

Restricted investments held at cost				49,000
Other investments held at cost				1,915

Total carrying value of available-for-sale securities and investments				$232,736

At September 30, 2008, we held $2.8 million of restricted deferred compensation plan assets, carried at fair value.

At September 30, 2008, we held $109.9 million of municipal fixed-rate bonds. Approximately 44% of our municipal fixed-rate bond portfolio had a credit rating of AAA, 55% had a credit rating of AA and the balance had a credit rating of A. These bonds are classified as available-for-sale investments and had an average duration of 0.8 years at September 30, 2008. Because our bond portfolio has a high quality rating and contractual maturities of a short duration, we are able to obtain prices for these bonds derived from observable market inputs, or for similar securities traded in an active market, on a daily basis.

At September 30, 2008, we held $53.3 million of municipal variable rate demand notes, all of which are classified as available-for-sale short-term investments and had a credit rating of A-1+ or VMIG-1. Despite the long-term nature of their stated contractual maturities, we believe we have the ability to quickly liquidate these securities. Our investments in these securities are recorded at fair value, and the interest rates reset every seven days. As a result, we had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from these investments. All income generated from these investments was recorded as interest income. We have not been required to record any losses relating to municipal variable rate demand notes or municipal auction rate securities, and we have held no municipal auction rate securities since February 7, 2008.

At September 30, 2008, we held $15.9 million of marketable equity securities, including a single security, of which we held 2.5 million shares, carried at a fair value of $2.7 million. The single security traded approximately 37,000 shares per day during the third quarter of 2008 in an active market on a European stock exchange. This single security carried $1.8 million of the gross unrealized gains included in the fair market value of our marketable equity securities. The remaining $0.4 million of unrealized gains and $2.6 million of gross unrealized losses were spread amongst more than 350 issues.

At September 30, 2008, we held a $49.0 million restricted certificate of deposit, carried at cost. This investment serves as a collateral deposit against the principal amount outstanding under loans made to ADTRAN pursuant to an Alabama State Industrial Development Authority revenue bond (the Bond). ADTRAN has the right to set-off the balance of the Bond with the collateral deposit in order to reduce the balance of the indebtedness. For more information on the Bond, see “Debt” under “Liquidity and Capital Resources” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 2 of Part I of this report.

At September 30, 2008, we held $1.9 million of other investments carried at cost consisting of two private equity funds and a direct investment in a telecommunications equipment manufacturer. The fair value of these investments was estimated to be approximately $17.9 million at September 30, 2008, based on unobservable inputs including information supplied by the investees. We have committed to invest up to an aggregate of $7.8 million in the two private equity funds, and we have contributed $7.7 million to date, of which $7.2 million has been applied toward these commitments. As of September 30, 2008, we have received cumulative distributions related to these two private equity funds of $6.1 million, of which $0.3 million was recorded as a realized investment gain. These investments are carried at cost, net of distributions, with distributions in excess of our investment recorded as a realized investment gain. The duration of each of these commitments is ten years with $0.2 million expiring in 2010 and $0.4 million expiring in 2012.

We review our investment portfolio for potential “other-than-temporary” declines in value on an individual investment basis. We assess, on a quarterly basis, significant declines in value which may be considered other-than-temporary and, if necessary, recognize and record the appropriate charge to write-down the carrying value of such investments. In making this assessment, we take into consideration qualitative and quantitative information, including but not limited to the following: the magnitude and duration of historical declines in market prices, credit rating activity, assessments of liquidity, public filings, and statements made by the issuer. We generally begin our identification of potential other-than-temporary impairments by reviewing any security with a market value that has declined from its original or adjusted cost basis by 25% for more than six months. We then evaluate the individual security based on the previously identified factors to determine the amount of the write-down, if any. For the three and nine months ended September 30, 2008, we had charges of $0.1 million and $0.6 million, respectively, related to the other than temporary impairment of certain publicly traded equity securities. There were no such charges in the nine months ended September 30, 2007. Although we believe our marketable equity security portfolio is diversified, if the market conditions experienced at and subsequent to September 30, 2008 prove to be other than temporary, we may be required to make additional impairments in future quarters.

In accordance with SFAS 157, we have categorized our investments held at fair value into a three-level fair value hierarchy based on the priority of the inputs to the valuation technique for the investments as follows: Level 1—Investment values based on unadjusted quoted prices for identical assets or liabilities in an active market; Level 2—Investment values based on quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability; Level 3—Investment values based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs include information supplied by investees.

	Fair Value Measurements at September 30, 2008 Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Restricted investments	$2,755	$2,755	$—	$—
Municipal fixed-rate bonds	109,864	—	109,864	—
Municipal variable rate demand notes	53,284	—	53,284	—
Marketable equity securities	15,918	15,918	—	—

Available-for-sale securities held at fair value	$181,821	$18,673	$163,148	$—

4. INVENTORY

At September 30, 2008 and December 31, 2007, inventory consisted of the following:

(In thousands)	September 30, 2008	December 31, 2007
Raw materials	$32,949	$30,519
Work in progress	1,878	2,552
Finished goods	20,989	21,899
Inventory reserves	(7,496)	(6,424)

Inventory, net	$48,320	$48,546

5. STOCKHOLDERS’ EQUITY

A summary of the changes in stockholders’ equity for the nine months ended September 30, 2008 is as follows:

(In thousands)	Stockholders’ Equity
Balance, December 31, 2007	$378,431
Net income	61,872
Dividend payments	(17,290)
Change in unrealized loss on marketable securities (net of deferred taxes)	(5,056)
Reclassification adjustment for amounts included in net income (net of tax)	191
Foreign currency translation adjustment	(843)
Proceeds from stock option exercises	3,520
Tax benefits from stock option exercises	1,023
Stock-based compensation expense	6,001
Purchases of treasury stock	(57,923)

Balance, September 30, 2008	$369,926

Stock Repurchase Program

Since 1997, our Board of Directors has approved multiple share repurchase programs that have authorized open market repurchase transactions. As of September 30, 2008, the Board of Directors had authorized cumulative repurchases of up to 34 million shares of our common stock. During the nine months ended September 30, 2008, we repurchased 2.7 million shares of our common stock at an average price of $21.62 per share. We currently have the authority to purchase an additional 3.9 million shares of our common stock under the plan approved by the Board of Directors on April 14, 2008.

Stock Option Exercises

We issued 0.3 million shares of treasury stock during the nine months ended September 30, 2008 to accommodate employee stock option exercises. The stock options had exercise prices ranging from $8.70 to $22.53. We received proceeds totaling $3.5 million from the exercise of these stock options during the first nine months of 2008.

Dividend Payments

During 2008, ADTRAN has paid cash dividends as follows (in thousands except per share amounts):

Record Date	Payment Date	Per Share Amount	Total Dividend Paid
February 7, 2008	February 21, 2008	$0.09	$5,846
May 1, 2008	May 15, 2008	$0.09	$5,778
July 31, 2008	August 14, 2008	$0.09	$5,666

Comprehensive Income

Comprehensive income consists of net income, foreign currency translation adjustments, reclassification adjustments for amounts included in net income and changes in unrealized gains and losses on marketable securities.

	Three Months Ended September 30,		Nine Months Ended September 30,

(In thousands)	2008	2007	2008	2007
Net income	$22,411	$21,453	$61,872	$58,224
Foreign currency translation gain (loss), net of deferred taxes	(1,468)	326	(843)	729
Reclassification adjustment for amounts included in net income	48	—	191	—
Change in net unrealized gains (losses) on available-for-sale securities, net of deferred taxes	(2,994)	1,097	(5,056)	3,037

Total comprehensive income	$17,997	$22,876	$56,164	$61,990

6. EARNINGS PER SHARE

A summary of the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2008 and 2007 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

(In thousands, except per share amounts)	2008	2007	2008	2007
Numerator
Net income	$22,411	$21,453	$61,872	$58,224

Denominator
Weighted average number of shares – basic	63,096	67,526	63,975	68,554
Effect of dilutive securities – stock options	1,005	1,346	986	1,455

Weighted average number of shares – diluted	64,101	68,872	64,961	70,009

Net income per share – basic	$0.36	$0.32	$0.97	$0.85
Net income per share – diluted	$0.35	$0.31	$0.95	$0.83

Anti-dilutive options to purchase common stock outstanding were excluded from the above calculations. Anti-dilutive options totaled 3.3 million and 2.2 million for the three months ended September 30, 2008 and 2007, respectively. Anti-dilutive options totaled 3.5 million and 2.6 million for the nine months ended September 30, 2008 and 2007, respectively.

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

The following table presents information about the reported sales and gross profit of our reportable segments for the three and nine months ended September 30, 2008 and 2007. Asset information by reportable segment is not reported, since ADTRAN does not produce such information internally.

	Three Months Ended
	September 30, 2008		September 30, 2007
(In thousands)	Sales	Gross Profit	Sales	Gross Profit
Carrier Networks	$106,394	$63,549	$93,090	$55,136
Enterprise Networks	30,801	18,134	30,731	18,982

Total	$137,195	$81,683	$123,821	$74,118

	Nine Months Ended
	September 30, 2008		September 30, 2007
(In thousands)	Sales	Gross Profit	Sales	Gross Profit
Carrier Networks	$305,457	$183,507	$270,824	$161,808
Enterprise Networks	82,806	47,810	86,983	51,659

Total	$388,263	$231,317	$357,807	$213,467

Sales by Geographic Region

The table below presents sales information by geographic region for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
United States	$129,357	$116,021	$366,218	$333,912
International	7,838	7,800	22,045	23,895

Total	$137,195	$123,821	$388,263	$357,807

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

The table below presents sales information by product category for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended September 30,		Nine Months Ended September 30,

(In thousands)	2008	2007	2008	2007
Loop Access	$57,930	$56,282	$157,355	$162,533
Carrier Systems	53,880	44,587	162,766	130,642
Business Networking	25,385	22,952	68,142	64,632

Total	$137,195	$123,821	$388,263	$357,807

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

Subcategory revenues included in the above are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

(In thousands)	2008	2007	2008	2007
Broadband Access (included in Carrier Systems)	$22,958	$18,241	$82,869	$56,675
Optical Access (included in Carrier Systems)	16,707	13,854	41,256	32,304
Internetworking (NetVanta & Multi-service Access Gateways) (included in Business Networking)	19,185	14,462	50,084	39,145

Growth Products	58,850	46,557	174,209	128,124

HDSL (does not include T1) (included in Loop Access)	50,806	47,196	138,104	137,267
Other products (included in the above table)	27,539	30,068	75,950	92,416

Traditional Products	78,345	77,264	214,054	229,683

Total	$137,195	$123,821	$388,263	$357,807

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

The liability for warranty returns totaled $2.9 million at September 30, 2008 and December 31, 2007. These liabilities are included in accrued expenses in the accompanying Condensed Consolidated Balance Sheets.

Nine Months Ended September 30,	2008	2007
(In thousands)
Balance at beginning of period	$2,944	$3,045
Plus: amounts acquired or charged to cost and expenses	1,731	1,498
Less: deductions	(1,780)	(1,394)

Balance at end of period	$2,895	$3,149

9. RELATED PARTY TRANSACTIONS

We employ the law firm of our director emeritus for legal services. All bills for services rendered by this firm are reviewed and approved by our chief financial officer. We believe that the fees for such services are comparable to those charged by other firms for services rendered to us. We paid $30 thousand during each of the three month periods ended September 30, 2008 and 2007 for legal services rendered. We paid $90 thousand during each of the nine month periods ended September 30, 2008 and 2007 for legal services rendered.

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

We have committed to invest up to an aggregate of $7.8 million in two private equity funds, and we have contributed $7.7 million to date, of which $7.2 million has been applied to these commitments. See Note 3 to the Condensed Consolidated Financial Statements for additional information.

11. SUBSEQUENT EVENTS

On October 13, 2008, ADTRAN announced that its Board of Directors declared a quarterly cash dividend of $0.09 per common share to be paid to stockholders of record at the close of business on October 30, 2008. The payment date will be November 13, 2008. The quarterly dividend payment will be approximately $5.6 million. The Board of Directors presently anticipates that it will declare a regular quarterly dividend so long as the present tax treatment of dividends exists and adequate levels of liquidity are maintained.

In October 2008, ADTRAN repurchased 0.3 million shares of its common stock through open market purchases at an average cost of $14.21 per share and has the authority to repurchase an additional 3.6 million shares under the plan approved by the Board of Directors on April 14, 2008.

Our effective tax rate for the first nine months of 2008 was unusually high due to the delay in legislation extending research tax credits that expired December 31, 2007. Federal legislation to extend the research tax credits to the tax years 2008 and 2009 was signed into law on October 3, 2008. As a result, we estimate that our effective tax rate for the twelve months ended December 31, 2008 will be reduced by approximately two percentage points. A two percentage point decrease to our effective tax rate for the nine months ended September 30, 2008 would have resulted in a $0.03 increase in earnings per share, assuming dilution, for the nine months ended September 30, 2008.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the related notes that appear elsewhere in this document.

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

In addition, we identify sub-categories of product revenues, which we divide into growth products, representing our primary growth areas, and traditional products. Our growth products consist of broadband access and optical access products (included in Carrier Systems) and Internetworking products (included in Business Networking) and our traditional products include HDSL products (included in Loop Access) and other products. Many of our customers are migrating their networks to deliver higher bandwidth services by utilizing newer technologies. We believe that products in our primary growth areas position us well for this migration. We anticipate that revenues of many of our traditional products, including HDSL, may continue for years because of the time required for our customers to transition to newer technologies.

See Note 7 of the Notes to Condensed Consolidated Financial Statements in this report for further information regarding these product categories.

Sales increased 10.8% and 8.5% for three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007 due mainly to increased product sales in our three primary growth areas, Broadband Access, Optical Access and Internetworking. Total sales of products in these growth areas were $58.9 million and $174.2 million for the three and nine months ended September 30, 2008 compared to $46.6 million and $128.1 million for the three and nine months ended September 30, 2007. For the three months ended September 30, 2008 and September 30, 2007, our gross margins decreased to 59.5% from 59.9%, respectively, and our operating margins increased to 24.6% from 24.3%, respectively. For the nine months ended September 30, 2008 and September 30, 2007, our gross margins decreased slightly to 59.6% from 59.7%, respectively, and our operating margins increased to 23.8% from 22.0%, respectively. Earnings per share, assuming dilution, were $0.35 and $0.95 for the three and nine months ended September 30, 2008 compared to $0.31 and $0.83 for the three and nine months ended September 30, 2007.

The results for the nine months ended September 30, 2007 included a benefit of $0.9 million in “Provision for Income Taxes” primarily relating to closure of tax audits from prior years and also included a pre-tax life insurance benefit of $1.0 million. These two items increased earnings per share, assuming dilution, by approximately $0.02 in the nine months ended September 30, 2007. The higher earnings per share for the three and nine months ended September 30, 2008 compared to the same period in 2007 reflects higher net income as well as a lower weighted average number of shares outstanding in 2008 due to stock repurchases under the share repurchase plans approved by our Board of Directors.

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

In the latter part of the third quarter of 2008, we experienced an overall decline in order rates across most of our traditional product categories. We believe this decline in order rates was the result of slowing macroeconomic conditions. Additionally, our sales in the fourth quarter of each year have typically been lower than our sales in the preceding third quarter due to seasonality. If the decline in order rates experienced in the latter part of the third quarter persists, we believe it is likely that ADTRAN will experience revenue levels lower than typical seasonality in the fourth quarter of 2008.

Our operating results may also fluctuate as a result of a number of other factors, including increased competition, customer order patterns, changes in product mix, timing differences between price decreases and product cost reductions, product warranty returns, and announcements of new products by us or our competitors. Additionally, maintaining sufficient inventory levels to assure prompt delivery of our products increases the amount of inventory that may become obsolete and increases the risk that the obsolescence of such inventory may have an adverse effect on our business and operating results. Also, not maintaining sufficient inventory levels to assure prompt delivery of our products may cause us to incur expediting costs to meet customer delivery requirements which may impact our operating results in a given quarter. Accordingly, our historical financial performance is not necessarily a meaningful indicator of future results, and, in general, management expects that our financial results may vary from period to period. A list of factors that could materially affect our business, financial condition or operating results is included under “Factors That Could Affect Our Future Results” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 2 of Part I of this report. These factors have also been discussed in more detail in Item 1A of Part I in our most recent Annual Report on Form 10-K filed on February 28, 2008 with the SEC.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our critical accounting policies and estimates have not changed significantly from those detailed in our most recent Annual Report on Form 10-K for the year ended December 31, 2007.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 to the Notes to Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operation and financial condition, which is incorporated herein by reference.

RESULTS OF OPERATIONS – THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007

SALES

ADTRAN’s sales increased 10.8% from $123.8 million in the three months ended September 30, 2007 to $137.2 million in the three months ended September 30, 2008, and increased 8.5% from $357.8 million in the nine months ended September 30, 2007 to $388.3 million in the nine months ended September 30, 2008.

The increase in sales for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 is primarily attributable to a $4.7 million increase in sales of our Broadband Access products, a $2.9 million increase in sales of our Optical Access products and a $4.7 million increase in sales of our Internetworking products. HDSL product revenues increased 7.6% or $3.6 million and other traditional products decreased 8.4% or $2.5 million.

Carrier Systems product sales increased $9.3 million in the three months ended September 30, 2008 compared to the three months ended September 30, 2007 due to a $4.7 million increase in Broadband Access product sales, primarily attributable to increased shipments of our 1100 series fiber-to-the-node products and our Total Access 5000 products. Carrier Systems products sales also increased due to a $2.9 million increase in Optical Access product sales, resulting from continuing market share gains across numerous customers including the top three U.S. carriers. Additionally, we had increased shipments of traditional carrier TDM products during the three months ended September 30, 2008 compared to the three months ended September 30, 2007.

Business Networking product sales increased $2.4 million in the three months ended September 30, 2008 compared to the three months ended September 30, 2007 due to a $4.7 million increase in Internetworking product sales, primarily as a result of market share gains due to our efforts to improve our focus on addressing traditional enterprise channels and leveraging our carrier distribution channels. Partially offsetting this increase in Internetworking product sales was a decline in shipments of traditional IAD products as customers shifted to newer technologies. Many of these newer technologies are integral to our Internetworking product area.

Loop Access product sales increased $1.6 million in the three months ended September 30, 2008 compared to the three months ended September 30, 2007 primarily due to a 7.6% or $3.6 million increase in HDSL product revenues, partially offset by declines in Enterprise T1 product sales and DDS product sales.

The increase in sales for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 is primarily attributable to a $26.2 million increase in sales of our Broadband Access products, a $9.0 million increase in sales of our Optical Access products and a $10.9 million increase in sales of our Internetworking products. HDSL product revenues increased 0.6% or $0.8 million and other traditional products decreased 17.8% or $16.5 million.

Carrier Networks sales increased 14.3% from $93.1 million in the three months ended September 30, 2007 to $106.4 million in the three months ended September 30, 2008. Carrier Networks sales increased 12.8% from $270.8 million in the nine months ended September 30, 2007 to $305.5 million in the nine months ended September 30, 2008. The increase in Carrier Networks sales for the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007 is primarily attributable to increases in Broadband Access and Optical Access products sales, as well as an increase in HDSL product sales.

Enterprise Networks sales increased 0.2% from $30.7 million in the three months ended September 30, 2007 to $30.8 million in the three months ended September 30, 2008 and decreased 4.8% from $87.0 million in the nine months ended September 30, 2007 to $82.8 million in the nine months ended September 30, 2008. The increase in Enterprise Network sales for the three month period of 2008 compared to the three month period of 2007 is attributable to an increase in sales of Internetworking products, partially offset by a decrease in sales of traditional enterprise products. The decrease in Enterprise Network sales for the nine month period of 2008 compared to the nine month period of 2007 is primarily attributable to declines in sales of traditional IAD products, Enterprise T1 products and DDS products, partially offset by an increase in sales of Internetworking products. Internetworking product sales were 62.3% and 60.5% of Enterprise Network sales in the three and nine months ended September 30, 2008 compared with 47.1% and 45.0% in the three and nine months ended September 30, 2007. Traditional products primarily comprise the remainder of Enterprise Networks sales. Enterprise Networks sales as a percentage of total sales decreased from 24.8% for the three months ended September 30, 2007 to 22.4% for the three months ended September 30, 2008 and decreased from 24.3% for the nine months ended September 30, 2007 to 21.3% for the nine months ended September 30, 2008.

International sales, which are included in the Carrier Networks and Enterprise Networks amounts discussed above, were $7.8 million in both the three months ended September 30, 2007 and 2008 and decreased 8.0% from $23.9 million in the nine months ended September 30, 2007 to $22.0 million in the nine months ended September 30, 2008. International sales, as a percentage of total sales, decreased from 6.3% for the three months ended September 30, 2007 to 5.7% for the three months ended September 30, 2008, and decreased from 6.7% for the nine months ended September 30, 2007 to 5.7% for the nine months ended September 30, 2008. International sales decreased in the nine month period of 2008 compared to the 2007 period primarily due to a reduction in product shipments to the Asia Pacific region.

COST OF SALES

As a percentage of sales, cost of sales increased from 40.1% in the three months ended September 30, 2007 to 40.5% in the three months ended September 30, 2008 and increased from 40.3% in the nine months ended September 30, 2007 to 40.4% in the nine months ended September 30, 2008. The increase in cost of sales as a percentage of sales for the three and nine month periods is primarily related to higher freight costs largely resulting from increased fuel surcharges, and charges for inventory obsolescence.

Carrier Networks cost of sales, as a percent of division sales, decreased from 40.8% in the three months ended September 30, 2007 to 40.3% in the three months ended September 30, 2008 and decreased from 40.3% in the nine months ended September 30, 2007 to 39.9% in the nine months ended September 30, 2008. These decreases were primarily related to more favorable product mix and the impact of higher sales volume on allocated cost of sales elements to the division, partially offset by the cost increases noted above.

Enterprise Networks cost of sales, as a percent of division sales, increased from 38.2% in the three months ended September 30, 2007 to 41.1% in the three months ended September 30, 2008 and increased from 40.6% in the nine months ended September 30, 2007 to 42.3% in the nine months ended September 30, 2008. These increases were primarily related to the cost increases noted above plus the impact of allocated manufacturing costs to the division.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased 3.9% from $25.3 million in the three months ended September 30, 2007 to $26.3 million in the three months ended September 30, 2008 and decreased 0.5% from $78.0 million in the nine months ended September 30, 2007 to $77.6 million in the nine months ended September 30, 2008. The increase in selling, general and administrative expenses for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 is due to increased travel costs, primarily related to selling activities, and to increased healthcare costs. The decrease in selling, general and administrative expenses for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 is related to a decrease in certain senior management compensation costs and, to a lesser extent, a reduction in stock option expense and insurance expense, partially offset by increases in travel costs, primarily related to selling activities, and increased healthcare costs.

Selling, general, and administrative expenses as a percentage of sales decreased from 20.5% in the three months ended September 30, 2007 to 19.2% in the three months ended September 30, 2008 and decreased from 21.8% in the nine months ended September 30, 2007 to 20.0% in the nine months ended September 30, 2008. These decreases are the result of higher sales in the current periods in relation to selling, general and administrative costs that are largely fixed.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased 16.0% from $18.7 million in the three months ended September 30, 2007 to $21.7 million in the three months ended September 30, 2008 and increased 8.7% from $56.6 million in the nine months ended September 30, 2007 to $61.5 million in the nine months ended September 30, 2008. The increase in research and development expenses primarily reflects increased staffing expense related to customer specific product development and approval activities and increased healthcare costs.

As a percentage of sales, research and development expenses increased from 15.1% in the three months ended September 30, 2007 to 15.8% in the three months ended September 30, 2008 and were 15.8% in each of the nine months ended September 30, 2007 and 2008.

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

INTEREST AND DIVIDEND INCOME

Interest and dividend income decreased 21.4% from $2.8 million in the three months ended September 30, 2007 to $2.2 million in the three months ended September 30, 2008 and decreased 23.9% from $8.8 million in the nine months ended September 30, 2007 to $6.7 million in the nine months ended September 30, 2008. The decreases in interest and dividend income were driven primarily by a reduction in our investment balances as a result of our share repurchase activity and a reduction in interest rates.

INTEREST EXPENSE

Interest expense, which is primarily related to our taxable revenue bond, remained relatively constant at $0.6 million in each of the three months ended September 30, 2008 and 2007, and $1.9 million in each of the nine month periods ended September 30, 2008 and 2007. See “Liquidity and Capital Resources” below for additional information on our revenue bond.

NET REALIZED INVESTMENT GAIN (LOSS)

Net realized investment gain decreased from a $0.2 million gain in the three months ended September 30, 2007 to a $47 thousand loss in the three months ended September 30, 2008 and decreased from a $0.5 million gain in the nine months ended September 30, 2007 to a $0.2 million loss in the nine months ended September 30, 2008. These changes primarily resulted from the impairment of certain securities in our equity portfolio. See Note 3 of Notes to Condensed Consolidated Financial Statements included in this report.

OTHER INCOME, NET

Other income, net, comprised primarily of miscellaneous income, gains and losses on foreign currency transactions, investment account management fees and scrap raw material sales, remained constant at $0.2 million in the three months ended September 30, 2007 and 2008 and remained constant at $0.7 million in the nine months ended September 30, 2007 and 2008.

LIFE INSURANCE PROCEEDS

We realized a gain on life insurance proceeds of $1.0 million during the first quarter of 2007 as a result of the death of our co-founder and then Chairman of the Board, Mark Smith.

INCOME TAXES

Our effective tax rate increased from 34.4% in the three months ended September 30, 2007 to 36.7% in the three months ended September 30, 2008 and from 33.8% in the nine months ended September 30, 2007 to 36.6% in the nine months ended September 30, 2008. The lower effective tax rate in the first nine months of 2007 included a benefit recorded in the first quarter of 2007 relating to the closure of tax audits from prior years, which resulted in approximately a 0.9 percentage point decrease in our effective tax rate. The effective tax rate for the first nine months of 2008 was unusually high due to the delay in legislation extending research tax credits that expired December 31, 2007, which resulted in approximately a two percentage point increase in our effective tax rate assuming the same basis for research and development credits used in 2007. Federal legislation to extend the research tax credits to the years 2008 and 2009 was signed into law on October 3, 2008. As a result, we estimate that our effective tax rate for the twelve months ended December 31, 2008 will be reduced by approximately two percentage points.

NET INCOME

As a result of the above factors, net income increased $0.9 million from $21.5 million in the three months ended September 30, 2007 to $22.4 million in the three months ended September 30, 2008 and increased $3.7 million from $58.2 million in the nine months ended September 30, 2007 to $61.9 million in the nine months ended September 30, 2008.

As a percentage of sales, net income decreased from 17.3% in the three months ended September 30, 2007 to 16.3% in the three months ended September 30, 2008 and decreased from 16.3% in the nine months ended September 30, 2007 to 15.9% in the nine months ended September 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

At September 30, 2008, cash on hand was $40.8 million and short-term investments were $105.6 million, which resulted in available short-term liquidity of $146.4 million. At December 31, 2007, our cash on hand of $13.9 million and short-term investments of $148.4 million resulted in available short-term liquidity of $162.3 million.

Operating Activities

Our working capital, which consists of current assets less current liabilities, decreased 12.0% from $251.3 million as of December 31, 2007 to $221.1 million as of September 30, 2008. The quick ratio, defined as cash, cash equivalents, short-term investments, and net accounts receivable, divided by current liabilities, decreased from 5.41 as of December 31, 2007 to 4.41 as of September 30, 2008. The current ratio, defined as current assets divided by current liabilities, decreased from 6.83 as of December 31, 2007 to 5.74 as of September 30, 2008. The quick ratio and the current ratio decreased from 2007 to 2008 mainly due to a $15.9 million decrease in short-term liquidity in 2008 as we realigned our investment portfolio and increased long-term investments by $19.9 million.

Net accounts receivable decreased from $70.7 million at December 31, 2007 to $59.2 million at September 30, 2008. Our allowance for doubtful accounts was $0.1 million at December 31, 2007 and $25 thousand at September 30, 2008. Quarterly accounts receivable days sales outstanding (DSO) decreased from 55 days as of December 31, 2007 to 40 days as of September 30, 2008. Net accounts receivables and DSO decreased for the quarter ended September 30, 2008 primarily because sales were recognized more evenly throughout the quarter and were therefore weighted less in the last month of the quarter compared to the quarter ended December 31, 2007.

Quarterly inventory turnover was 4.1 turns as of December 31, 2007 and 4.5 turns as of September 30, 2008. We expect inventory levels to fluctuate as we attempt to maintain sufficient inventory to ensure competitive lead times while managing the risk of inventory obsolescence that may occur due to rapidly changing technology and customer demand.

Accounts payable increased 10.8% from $22.2 million at December 31, 2007 to $24.6 million at September 30, 2008. The lower balance at December 31, 2007 was primarily attributable to the timing of receipt and subsequent payment for finished product assemblies manufactured by our subcontractors. Generally, the change in accounts payable is due to variations in the timing of the receipt of supplies, inventory and services and our subsequent payments for these purchases.

Investing Activities

Capital expenditures totaled approximately $7.0 million and $5.2 million for the nine months ended September 30, 2008 and 2007, respectively. These expenditures were primarily used to purchase computer hardware, software and manufacturing and test equipment.

Our combined short-term and long-term investments decreased $23.0 million from $255.7 million at December 31, 2007 to $232.7 million at September 30, 2008. Net proceeds from the purchases and sales and redemptions of investments of $13.6 million were used primarily to fund our share repurchase program and contributed to this decrease. The balance of this decrease is primarily due to the change in net unrealized gains and losses on available for sale securities. The change in net unrealized gains and losses on available for sales securities, net of taxes, reflected a net loss of $5.1 million during the nine months ended September 30, 2008 compared to a net gain of $3.0 million for the same period in the prior year.

We invest all available cash not required for immediate use in operations primarily in securities that we believe bear minimal risk of loss. At September 30, 2008, these investments included municipal variable rate demand notes of $53.3 million and municipal fixed-rate bonds of $109.9 million. At December 31, 2007, these investments included municipal variable rate demand notes of $47.5 million, municipal auction rate securities of $9.0 million and municipal fixed-rate bonds of $122.1 million.

Our municipal variable rate demand notes are classified as available-for-sale short-term investments and had a credit rating of A-1+ or VMIG-1 at September 30, 2008. Despite the long-term nature of their stated contractual maturities, we believe that we have the ability to quickly liquidate these securities. Our investments in these securities are recorded at fair value and the interest rates reset every seven days. As a result, we had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from these investments. All income generated from these investments was recorded as interest income. Further, we have not been required to record any losses relating to municipal variable rate demand notes or municipal auction rate securities, and we have held no municipal auction rate securities since February 7, 2008.

At September 30, 2008, approximately 44% of our municipal fixed-rate bonds had a credit rating of AAA, 55% had a credit rating of AA and the balance had a credit rating of A. These bonds are classified as available-for-sale investments and had an average duration of 0.8 years at September 30, 2008. Because our bond portfolio has a high quality rating and contractual maturities of a short duration, we are able to obtain prices for these bonds derived from observable market inputs, or for similar securities traded in an active market, on a daily basis.

Our long-term investments increased 18.5% from $107.3 million at December 31, 2007 to $127.2 million at September 30, 2008. Municipal fixed-rate bonds classified as long-term investments increased $27.4 million from $30.2 million at December 31, 2007 to $57.6 million at September 30, 2008. Long-term investments at September 30, 2008 and December 31, 2007 included an investment in a certificate of deposit of $49.0 million which serves as collateral for our revenue bonds, as discussed below. We have various equity investments included in long-term investments at a cost of $16.3 million and $16.1 million, and with a fair value of $15.9 million and $22.9 million, at September 30, 2008 and December 31, 2007, respectively, including a single equity security, of which we held 2.5 million shares, carried at $2.7 million and $6.7 million of fair value at September 30, 2008 and December 31, 2007, respectively. The single security traded approximately 37,000 shares per day during the third quarter of 2008 in an active market on a European stock exchange. This single security carried $1.8 million of the gross unrealized gains included in the fair market value of our marketable securities at September 30, 2008. The remaining $0.4 million of unrealized gains and $2.6 million in gross unrealized losses were spread amongst more than 350 issues. Long-term investments at September 30, 2008 and December 31, 2007 also include $2.8 million and $3.1 million, respectively, related to our deferred compensation plan.

We review our investment portfolio for potential “other-than-temporary” declines in value on an individual investment basis. We assess, on a quarterly basis, significant declines in value which may be considered other-than-temporary and, if necessary, recognize and record the appropriate charge to write-down the carrying value of such investments. In making this assessment, we take into consideration qualitative and quantitative information, including but not limited to the following: the magnitude and duration of historical declines in market prices, credit rating activity, assessments of liquidity, public filings, and statements made by the issuer. We generally begin our identification of potential other-than-temporary impairments by reviewing any security with a market value that has declined from its original or adjusted cost basis by 25% for more than six months. We then evaluate the individual security based on the previously identified factors to determine the amount of the write-down, if any. For the three and nine months ended September 30, 2008, we had charges of $0.1 million and $0.6 million, respectively, related to the other than temporary impairment of certain publicly traded equity securities. There were no such charges in the nine months ended September 30, 2007. Although we believe our marketable equity security portfolio is diversified, if the market conditions experienced at and subsequent to September 30, 2008 prove to be other than temporary, we may be required to make additional impairments in future quarters.

Financing Activities

Dividends

In July 2003, our Board of Directors elected to begin declaring quarterly dividends on our common stock, and anticipates that it will declare a regular quarterly dividend so long as the present tax treatment of dividends exists and adequate levels of liquidity are maintained. During the nine months ended September 30, 2008, ADTRAN paid dividends totaling $17.3 million.

Debt

We have amounts outstanding under loans made pursuant to an Alabama State Industrial Development Authority revenue bond (the Bond) which totaled $48.7 million at September 30, 2008 and $49.0 million at December 31, 2007. Included in long-term investments are restricted funds in the amount of $49.0 million at September 30, 2008 and December 31, 2007, which is a collateral deposit against the principal amount of the Bond. We have the right to set-off the balance of the Bond with the collateral deposit in order to reduce the balance of the indebtedness. The Bond matures on January 1, 2020, and bears interest at the rate of 5% per annum. In conjunction with this program, we are eligible to receive certain economic incentives from the state of Alabama that reduce the amount of payroll withholdings we are required to remit to the state for those employment positions that qualify under this program.

We are required to make payments in the amounts necessary to pay the principal and interest on the amounts currently outstanding. Due to continued positive cash flow from operating activities, we made a business decision to begin an early partial redemption of the Bond. It is our intent to make annual principal payments up to $5.0 million in addition to the interest amounts that are due. In connection with this decision, $0.5 million of the Bond debt has been reclassified to a current liability in the Condensed Consolidated Balance Sheet.

Stock Repurchase Program

During the nine months ended September 30, 2008, we repurchased 2.7 million shares of our common stock at an average price of $21.62 per share under the repurchase plans approved by our Board of Directors. Since 1997, our Board of Directors has approved multiple share repurchase programs that have authorized open market repurchase transactions. We have the authority to purchase an additional 3.9 million shares of our common stock under the plan approved by the Board of Directors on April 14, 2008. During 2007, we repurchased 5.8 million shares of our common stock at an average price of $24.08 per share.

To accommodate employee stock option exercises, we issued 0.3 million shares of treasury stock for $3.5 million during the nine months ended September 30, 2008. During the nine months ended September 30, 2007, we issued 1.2 million shares of treasury stock for $15.0 million.

Off-Balance Sheet Arrangements and Contractual Obligations

We do not have off-balance sheet financing arrangements and have not engaged in any related party transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources. During the nine months ended September 30, 2008, there have been no material changes in contractual obligations and commercial commitments from those discussed in our most recent Form 10-K filed on February 28, 2008.

We have committed to invest up to an aggregate of $7.8 million in two private equity funds, and we have contributed $7.7 million to date, of which $7.2 million has been applied to these commitments. See Note 3 to the Condensed Consolidated Financial Statements for additional information.

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

Details of the fair value of our available-for-sale investments as of September 30, 2008 are discussed in Note 3 of Notes to Condensed Consolidated Financial Statements.

We are exposed to financial market risks, including changes in interest rates and prices of marketable equity and fixed-income securities. The primary objective of the large majority of our investment activities is to preserve principal while at the same time achieving appropriate yields without significantly increasing risk. To achieve this objective, a majority of our marketable securities are investment grade municipal fixed-rate bonds, municipal variable rate demand notes and municipal money market instruments denominated in United States dollars. At September 30, 2008, our municipal variable rate demand notes had a credit rating of VMIG-1 or A-1+. Approximately 44% of our municipal fixed-rate bonds had a credit rating of AAA, 55% had a credit rating of AA and the balance had a credit rating of A.

As of September 30, 2008, interest income on approximately $89.8 million of our cash and investments may be directly affected by changes in interest rates. We have performed a hypothetical sensitivity analysis assuming market interest rates increase or decrease by 50 basis points (bps), 100 bps and 150 bps, while all other variables remain constant. Hypothetical 50 bps, 100 bps and 150 bps declines in interest rates as of September 30, 2008 would reduce annualized interest income on our cash, money market instruments and municipal variable rate demand notes by approximately $0.4 million, $0.9 million and $1.3 million, respectively. In addition, hypothetical 50 bps, 100 bps and 150 bps increases in interest rates as of September 30, 2008 would reduce the fair value of our municipal fixed-rate bonds by approximately $0.4 million, $0.9 million and $1.3 million, respectively.

We are directly exposed to changes in foreign currency exchange rates to the extent that such changes affect our revenue derived from international customers, expenses related to our foreign sales offices, and our foreign assets and liabilities. We attempt to manage these risks by primarily denominating contractual and other foreign arrangements in U.S. dollars. Our primary exposure in regard to our foreign assets and liabilities is with our Australian subsidiary whose functional currency is the Australian dollar. If the decline in the exchange rate of the Australian dollar to the U.S. dollar experienced subsequent to September 30, 2008 continues, we would be required to record a reduction in our Australian assets, primarily cash, and accumulated other comprehensive income, in future quarters. We are indirectly exposed to changes in foreign currency exchange rates to the extent of our use of foreign contract manufacturers and foreign raw material suppliers who we pay in U.S. dollars. As a result, changes in the local currency rates of these vendors in relation to the U.S. dollar could cause an increase in the price of products that we purchase.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth ADTRAN’s repurchases of its common stock for the months indicated.

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2008 – July 31, 2008	1,334,475		$22.64		1,334,475	4,426,834
August 1, 2008 – August 31, 2008	582,578	(2)	$22.38	(2)	574,029	3,852,805
September 1, 2008 – September 30, 2008	732	(2)	$20.37	(2)	—	3,852,805

Total	1,917,785				1,908,504

(1)

On April 14, 2008, ADTRAN’s Board of Directors approved the repurchase of up to 5,000,000 shares of its common stock, under which ADTRAN had the remaining authority to purchase 3,852,805 shares as of September 30, 2008. This plan will be implemented through open market purchases from time to time as conditions warrant.

(2)

Includes an aggregate of 9,281 shares delivered to ADTRAN as payment of the exercise price for employee stock options. None of the transactions with respect to these shares were made in the open market. The average price paid per share with respect to these transactions is based on the closing price of the common stock on the NASDAQ Global Market on the date of the transaction.

ITEM 6.	EXHIBITS

Exhibits.

Exhibit No.	Description
31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADTRAN, INC.
(Registrant)

Date: November 3, 2008	/s/ James E. Matthews
James E. Matthews
Senior Vice President – Finance, Chief Financial Officer, Treasurer, Secretary and Director

EXHIBIT INDEX

Exhibit No.	Description
31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications