Form 10-K
period 2008-12-31
ADTRAN INC
filed 2009-02-27
CIK 926282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant on June 30, 2008 was $1,528,632,124 based on a closing market price of $23.84 as quoted on the NASDAQ Global Select Market. There were 62,064,628 shares of common stock outstanding as of February 25, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 6, 2009 are incorporated herein by reference in Part III.

ADTRAN, Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2008

-i-

PART I

ITEM 1.	BUSINESS

Overview

ADTRAN, Inc. designs, manufactures, markets and services network access solutions for communications networks. Our solutions are widely deployed by providers of telecommunications services (serviced by our Carrier Networks Division), and small and mid-sized businesses (SMBs) and enterprises (serviced by our Enterprise Networks Division), and enable voice, data, video and Internet communications across copper, fiber and wireless networks. Many of these solutions are currently in use by every major United States service provider and many global ones, as well as by many public, private and governmental organizations worldwide.

We were incorporated under the laws of Delaware in November 1985, and commenced operations in January 1986. We are headquartered in Cummings Research Park in Huntsville, Alabama. The mailing address at our headquarters is 901 Explorer Boulevard, Huntsville, Alabama, 35806. The telephone number at that location is (256) 963-8000.

Products and Services

We maintain two operating divisions based on our product and service offerings: the Carrier Networks Division and the Enterprise Networks Division. These divisions serve two distinct markets and support sales in the United States and in other countries around the world, operating as two reportable segments. In 2008, sales of Carrier Networks products accounted for 78.3% of total revenue, while sales of Enterprise Networks products accounted for 21.7%. Sales to countries outside of the United States are included in these aggregate divisional figures, but when accounted for separately, comprise 6.0% of total revenue. For more financial information about these divisions and geographic areas, see Note 9 to the Consolidated Financial Statements included in this report.

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

Both of our divisions are positioned with product and service offerings that compete in many segments of the global telecommunications industry and, specifically, in the areas of Ethernet and Internet Protocol (IP) based networks. As networks migrate to IP-based architectures to deliver and utilize higher bandwidth services, ADTRAN® has strengthened its technologies in its primary growth areas: Broadband Access, Optical Access and Internetworking.

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

Our three major product categories are Carrier Systems, Business Networking and Loop Access.

Carrier Systems products are used by telecommunications service providers to provide last mile access in support of data, voice and video services to consumers and enterprises. The Carrier Systems category includes our broadband access products comprising Total Access® 5000 multi-access and aggregation platform products, Fiber-To-The-Node (FTTN) products and Digital Subscriber Line Access Multiplexer (DSLAM) products. Our broadband access products are used by service providers to deliver high-speed Internet access, Voice over Internet Protocol (VoIP), IP Television (IPTV), and/or Ethernet services from central office or remote terminal locations to customer premises. The Carrier Systems category also includes our optical access products. These products consist of optical access multiplexers including our family of OPTI® products. Optical access products are used to deliver higher bandwidth services, or to aggregate large numbers of low bandwidth services for transportation across fiber optic infrastructure. Total Access® 1500 products, 303 concentrator products, M13 multiplexer products and wireless network backhaul products are also included in the Carrier Systems product category.

Business Networking products provide enterprises access to telecommunication networks and facilitate networking capabilities for voice, data and video networks. The Business Networking category includes Internetworking products and Integrated Access Devices (IADs). Internetworking products consist of our IP Business Gateways and NetVanta® product lines. NetVanta® products include IP multi-service access routers, Ethernet switches, Internet security/firewall appliances, IP Private Branch Exchange (PBX) products, IP phone products and Carrier Ethernet Network Terminating Equipment.

Loop Access products are used by carrier and enterprise customers for access to copper-based telecommunications networks. The Loop Access category includes products such as Digital Data Service (DDS) and Integrated Services Digital Network (Total Reach®) products, High bit-rate Digital Subscriber Line (HDSL) products including Total Access® 3000 based HDSL and Time Division Multiplexed-Symmetrical HDSL (TDM-SHDSL) products, T1/E1/T3, Channel Service Units/Data Service Units, and TRACER® fixed wireless products.

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

Carrier Networks

Carrier services continue to evolve to next generation networks, and carrier service providers are generating additional revenue by connecting greater numbers of customers to their infrastructure by offering broadband digital services. Our Carrier Networks Division supplies the network access products that these service providers require to connect their customers to core transmission and switching networks. Specifically, we deliver copper and fiber-based solutions that enable these types of services. Our customer base includes all of the major United States Incumbent Local Exchange Carriers (ILECs), many independent operating companies, Competitive Local Exchange Carriers (CLECs), major international carriers and wireless service providers. We have focused on opportunities in North America, with increasing emphasis on expanding into the Asia-Pacific region, Canada, Latin America, Europe, the Middle East and Africa.

Services enabled using our systems include traditional voice services, VoIP, IPTV, high-speed Internet access and data services based upon frame relay, TDM, ATM, and Ethernet networks, connecting the network with user components such as switches, routers, IADs, PBX and key telephone systems. ADTRAN devices, deployed at the business site, are enabling carriers to provide Ethernet services to SMBs and distributed enterprises. Our solutions provide a complete end-to-end solution for carriers that allow them to reuse their existing copper infrastructure, lowering their overall costs to deploy advanced Ethernet services to SMBs and distributed enterprises.

Service Provider Networks

Telecommunications networks are transitioning from traditional TDM and circuit-switched technology to IP and Ethernet based packet networks that offer services such as high-speed Internet access, VoIP, and IPTV. We design solutions that allow service providers to leverage existing network assets, by providing a migration path to new broadband technologies and services.

Continued competition from cable and wireless providers is forcing traditional wireline service providers to react with price incentives, service bundling, network investments and modifications. To offer higher speed DSL services in support of delivering Internet access and IPTV, the carriers are “shortening” copper loop lengths in order to increase bandwidth and gain a competitive advantage. Our multi-service access and aggregation platform and the FTTN series of outside plant DSLAM products are used to shorten copper loop lengths so that wireline providers can deliver higher-speed network services. With these platforms, wireline providers can offer higher Internet access speeds as well as VoIP and IPTV. ADTRAN optical technologies also enable subscriber access solutions for FTTN and Fiber-To-The-Premises architectures. Many ADTRAN platforms offer Gigabit Ethernet capability, increasing rates within the access network.

Our products marketed under the Total Access® brand fit the decentralized networking model most carriers are using today both in the United States and abroad. Currently, these products comprise the flagship product line for the Carrier Networks Division and offer service providers a single platform that can accommodate demand for a variety of high-speed Internet, voice, data and video services from businesses and residential customers. These modular, scalable, and geographically distributed products offer advantages such as lower start-up costs, more flexible service deployment, greater network interface options, increased bandwidth, grow-as-you-go modularity, and centralized network management. We provide Total Access products that connect to copper and fiber optic network backbones, making them suitable for installation in many parts of the network and enabling deployment of a wide range of voice and data services around the world. The Total Access® products and other ADTRAN products are accepted by the USDA Rural Utilities Service (RUS) as suitable for use in RUS-financed telecommunications systems. Deployed in central offices, remote terminals, or multi-tenant units, the system encompasses carrier class solutions for fiber and copper broadband multi-service access, DSL access, and narrowband multi-service access.

Advanced IP Services

For wireline service providers, our broadband access products provide the ability to increase bandwidth and improve the quality of services to customers. These products are used in high-density central office applications, along with lower density applications that include remote terminals and outside plant deployments. Also, these products are available in models that are temperature hardened for use in harsh, outside plant environments and provide support for legacy ATM networks as well as Ethernet for delivering advanced IP services over fiber or copper.

High-speed Residential Services

Gigabit Passive Optical Network (GPON) technology has been added to the Total Access® platform. Our GPON module provides 2.5 Gbps to each optical line terminal port, enabling the delivery of advanced, very high bandwidth services such as high definition IPTV. The multi-service capabilities of the Total Access® 5000 allow for the support of native Ethernet services like GPON, from the same platform used to support POTS, DSL, Bonded Copper, ATM and legacy copper services. Service providers of all sizes are looking to fiber access technologies, like GPON, for ultra-bandwidth delivery to residential customers as well as to provide high-speed Ethernet and voice services to businesses. The ADTRAN optical network terminals work in conjunction with the Total Access® 5000 to support a wide range of applications for both residential and business applications, ranging from DS1 to Gigabit Ethernet. The ADTRAN Total Access® 5000 also provides fully integrated voice options, including support for both TDM trunk interfaces as well as future migration to VoIP, eliminating the need for costly external solutions.

Very-high-data-rate Digital Subscriber Line (VDSL2) is being added to our leading Total Access® DSLAMS. These DSLAMs allow service providers to realize ultra-broadband speeds over their existing copper infrastructure, economically securing the broadband connection to the home and enabling the delivery of advanced communications and entertainment services. Total Access® 1100 Series broadband access products provide an innovative approach to the successful deployment of FTTN architectures. Recognizing the technological and economic barriers of traditional cabinet-based DSL deployments, ADTRAN designed this product series to eliminate the need for expensive cabinet enclosures, heat exchangers and site construction, which account for a large portion of the total cost of deployment. In many cases, Total Access® 1100 Series DSLAMs can deliver FTTN-based services for significantly less than traditional cabinet-based systems. This allows carriers to more economically utilize the capacity of the existing copper network over the last mile.

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

Ethernet over Copper Services

As demand grows for mid-rate (2-40 Mbps) Ethernet services worldwide, the service providers have seen a need to deliver these Ethernet services over copper in addition to fiber. To enable this, enhancements in SHDSL technology (eSHDSL) have been developed to increase the rate delivered per copper pair up to 5 Mbps and to bond pairs together (G.bond) to offer rates not attainable over a single pair. Ethernet over Copper (EoCu) technology uses eSHDSL and G.bond to deliver these mid-rate Ethernet services over several (typically one to eight) “bonded” pairs. ADTRAN has EoCu solutions that enable our carrier customers to deploy high-speed Ethernet services in places where fiber deployments are not currently available and new construction is not cost effective.

ADTRAN has also developed solutions that allow service providers to deliver Ethernet services over their existing TDM (EoTDM) infrastructure. ADTRAN’s dominant position in DS1 delivery technology (HDSL) allows us to have a unique advantage in our ability to integrate EoCu and EoTDM into a comprehensive Ethernet access solution for service providers.

Optical Access

We also offer a set of solutions that provide backhaul transport over fiber and copper facilities for mobile wireless networks. These products are designed to optimize network performance and perform bandwidth management functions. Our OPTI® product family includes a multi-service provisioning platform, the OPTI-6100®, delivering DS1/E1, DS3/E3, OC-3/STM-1, OC-12/STM-4, OC-48 and 10/100/1000Mb Ethernet connectivity and transport to cellular sites. Our OPTI-3® fiber multiplexer changed the economic model for providing the fullest use of OC-3 capacity in terminal mode and DS3 range extension applications. The OPTI-6100® MX (medium) chassis consolidates discrete optical and multiplexer network elements into one, small 2U chassis that addresses DS1/E1, DS3/E3, STS-1, OC-3/STM-1 and Ethernet services delivery to the subscriber. Our OPTI-6100® LMX (large) chassis provides high density termination options and utilizes many common modules from the other OPTI® chassis. The OPTI-6100® SMX (small) chassis provides a very compact 3.5” tall chassis for low density applications, with a variety of mounting options to meet unique customer requirements. Our solutions provide for low density optical transport in very compact enclosures for cell site traffic backhaul and feature single fiber operation for maximum facility utilization and integration with the ADTRAN Total Access® 3000 family of products and associated multiplexers.

All of these products enable wireless and wireline service providers to more efficiently handle network traffic by consolidating multiple circuits into a single facility, to upgrade their networks to support next-generation services, and to improve backhaul efficiency. These devices provide a migration path from TDM systems to Ethernet/IP networks and also support techniques for ‘bonding’ multiple physical circuits into a single virtual circuit.

Business-class Services

HDSL is a common technique for delivering bandwidth at rates of 1.544 Mbps (known as the DS1 or T1 rate) for infrastructure support, business customer services and wireless network backhaul services. The T1 interface is universally accepted throughout the United States, and HDSL is the most common method of delivering the T1 interface in nearly every application. ADTRAN HDSL products are manufactured in a variety of configurations for use in every major DS1 deployment platform for voice and data services.

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

Network Management

As networks become more complex, the need for carrier class management systems becomes apparent to ensure operational efficiencies. We develop and support systems to centralize the configuration, provisioning, and management of our network access products. These systems are used to configure, monitor, and control ADTRAN equipment installed on local loop circuits. The systems ensure communication with the service provider’s central management system to reduce technician dispatches and operating costs. Our Total Access® Element Management System is an all-Java application that provides configuration, performance, network assurance, and provisioning functions for ADTRAN Total Access® products.

Enterprise Networks

Our Enterprise Networks Division specializes in internetworking solutions to help SMBs implement high-speed voice, data, Internet, and video connectivity over wide and local area networks. Domestic and global businesses and distributed enterprises with multiple sites use these products to implement high-speed communications between geographically dispersed locations or employees. Service providers also integrate these products into their solution offerings for their customers, including both SMBs and distributed enterprises. These products are typically installed in equipment rooms and wiring closets, and help to connect headquarters, branch offices, and telecommuters to corporate information resources.

We consider the SMB networking market to be businesses with 1,000 or fewer employees and distributed enterprises to be businesses with multiple sites, each housing 1,000 or less employees. These businesses use our internetworking products to implement a converged, cost-efficient, high-speed network for voice, data and Internet services.

Marketed mainly under the brand name NetVanta®, these products include: multi-service access routers; managed Layer 2 and Layer 3 Fast Ethernet, Gigabit, and Power over Ethernet switches; Internet security appliances; and VoIP phone systems and IP phones. The Enterprise Network products typically replace or connect to the user’s equipment, such as telephones, PBXs, fax machines, computers, servers and videoconferencing gear. These products deliver high-speed connectivity, ranging from 56/64 Kbps to one Gigabit over wireline, fiber, and wireless facilities. Products range from simple, single-circuit termination units to more complex Ethernet switches, multi-service access routers, multiplexers, Virtual Private Network (VPN) devices, and firewalls. Functionality ranges from low-cost, unmanaged devices to modular, remotely manageable devices.

We view the development and implementation of a centralized operating system as critical to our success in internetworking markets. As such, the ADTRAN Operating System (AOS) is incorporated into our internetworking product lines, simplifying product development efforts and shortening time to market for new products and features. It also offers Local Area Network-to-Wide Area Network (LAN-to-WAN) integration, ensuring common configuration practices, policies, protection schemes, and management interfaces enterprise-wide.

Our equipment permits customers to satisfy the connectivity needs of many applications (data, voice, videoconferencing, or integrated data/voice). Customers can usually obtain all the necessary equipment from ADTRAN to support different geographic locations in their wide area networks using multiple transmission technologies, as well as their local area networks requiring switching, routing and voice capabilities. Many of the products available from the Enterprise Networks Division have applications in service provider networks as well. These products are typically installed by the service provider at the customer premises as part of a bundled service package.

Data Solutions

ADTRAN access routers move data between networked computers over public or private IP, Frame Relay, MultiProtocol Label Switching leased-line infrastructures or carrier supplied Ethernet services. These devices include features to route traffic between multiple destinations, secure the network against cyber attacks, secure the privacy of data as it is transported across the Internet, and restore communications in the event of equipment or network failure. ADTRAN access routers provide Internet access and interconnect corporate locations and then route data to an ADTRAN Ethernet LAN switch which moves the data to the appropriate computer or server. ADTRAN switches range in connectivity speeds from 10Mbps to Gigabits and also provide Power over Ethernet options.

Our NetVanta® router products include multi-service access routers, modular access routers and fixed-port routers. All of these products are VoIP-ready with end-to-end quality of service, provide secure network connections using a firewall, protect data as it is transported across the Internet using VPN, restore communications in the event of equipment or network failure and provide growth for future applications. Additional features include URL filtering and Voice Quality Monitoring, which allows network administrators to analyze and troubleshoot voice quality down to a packet level.

We provide products with 802.11a/b/g wireless LAN capabilities. These Wi-Fi products, the NetVanta® 1335 and NetVanta® 150, address the increasing demands for wireless solutions and allow businesses to streamline and improve operational efficiencies, expand customer service offerings, and increase flexibility for employees.

Broadband 3G wireless capability has further expanded our wireless portfolio. The NetVanta® 3G Network Interface Module (NIM) provides a wireless WAN service to our NetVanta® line of routers and provides a rapid, secure and cost-effective connectivity option when used in conjunction with one of our modular routers. 3G service allows customers to take advantage of flexible deployment options at broadband speeds from a single platform. The solution is ideal for a number of applications including use as a reliable network failover/backup option for large businesses. For smaller businesses, the NetVanta® 3G NIM is used as a primary connection in applications requiring broadband speeds or rapid deployment or where wireline connections are not readily available.

Voice Solutions

VoIP represents an important revenue opportunity for service providers seeking to add new, more attractive service offerings in order to retain and expand their subscriber base. ADTRAN IP Business Gateways are deployed by the service provider and sit at the customer premises to deliver VoIP applications. These products offer a single, cost-effective platform for delivering VoIP services to business customers. Services include hosted PBX, Session Initiation Protocol (SIP) networking, and premises-based VoIP PBX. With this functionality, service provider customers can quickly enable their networks for VoIP deployment, lowering their communications costs.

ADTRAN IP Business Gateways combine the voice functionality of our IADs with IP routing, security and Quality of Service features required for VoIP networks. These solutions allow carriers to expedite deployments of VoIP, SIP trunking and hosted PBX applications to small, medium, and large enterprise customers.

The Total Access® 900 and 900e Series allow Network Service Providers, ILECs and CLECs to implement IP network architecture for hosted VoIP service offerings. These products incorporate networking features into a single system to deliver IP voice, high-speed Internet, and higher-capacity data networking, without the traditional expense and delays of a multi-box installation.

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

Configuration and Network Management

We develop and support network productivity tools and systems to centralize the configuration and management of our internetworking products. These tools aid in the management of networks powered by ADTRAN internetworking products. In 2008, a new management tool, n-Command® Managed Service Provider (MSP), was introduced. It is a powerful, easy-to-use network management platform for remote monitoring and management of ADTRAN NetVanta® or Total Access® networking solutions. A web-based platform, n-Command® MSP simplifies new device deployment and enables Managed Service Providers, service providers and enterprise IT organizations to deliver on Service Level Agreements, improve customer service response times, reduce network downtimes and proactively monitor and report the performance of VoIP networks, all while reducing operational costs.

Service and Support

In addition to our product portfolio, we offer technical support services to help ensure that we are responsive to our customers who have deployed networking and infrastructure solutions. We provide pre- and post-sales telephone technical support and a variety of training options. We offer installation and maintenance services designed to protect customers’ networks from unnecessary downtime. ADTRAN Custom Extended Services, which we refer to as “ACES”, guarantees priority access to technical support engineers and on-site product replacement in as few as four hours, depending on the service plan selected. Our service and support offerings are available to customers in both our Carrier Networks Division and Enterprise Networks Division.

Customers

We have a diverse customer base, which we segment based on the markets served, and typically within each of our two distinct divisions.

Customers of our Carrier Networks Division in the United States include all of the major ILECs, large and small independent telephone companies, competitive service providers, Internet service providers, long distance service providers (known as Interexchange Carriers), and wireless service providers. Worldwide, this division also serves incumbent carriers and competitive service providers in selected regions.

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

Customers within our Enterprise Networks Division are classified as end users, and include a large number of private and public organizations in numerous vertical markets. The markets most often include retail, food service, healthcare, finance, government, education, manufacturing, military, transportation, hospitality, and energy/utility. However, the majority of the products from this division are sold through indirect sales channels, and we reach those end user customers through a network of partners. These partners are comprised of several large technology distributors, numerous value-added resellers, and service providers as described in “Distribution, Sales and Marketing” below.

Our major customers include the following:

AT&T Inc.	Tech Data Corporation
Embarq Corporation	Verizon Communications, Inc.
CenturyTel, Inc.	Walker and Associates, Inc.
Ingram Micro, Inc.	Windstream Corporation
Qwest Communications International, Inc.

Single customers comprising more than 10% of our revenue in 2008 include AT&T Inc. at 24%, Qwest Communications International, Inc. at 16%, Verizon Communications, Inc. at 12% and Embarq Corporation at 10%. The revenues from all of these customers are reported in both the Carrier Networks and Enterprise Networks segments. No other customer accounted for 10% or more of our sales in 2008.

For a discussion of risks associated with customers, service providers and approval processes, see “Risk Factors – We depend heavily on sales to certain customers; the loss of any of these customers would significantly reduce our revenues and net income”, “Risk Factors – Consolidation and deterioration in the competitive service provider market could result in a significant decrease in our revenue”, and “Risk Factors – The lengthy approval process required by ILECs and other service providers could result in fluctuations in our revenue”, in Item 1A of this report.

Distribution, Sales and Marketing

We sell our Carrier Networks products in the United States through a combination of a direct sales organization and a distribution network. Our direct sales organization supports major accounts and has offices located throughout the United States. Sales to most competitive service providers and independent telephone companies are fulfilled through a combination of direct sales and major technology distribution companies such as Embarq Logistics, Windstream Corporation, Walker and Associates and Power & Tel.

Prior to placing any orders, service providers require lengthy product qualification and standardization processes that can extend for several months or years. Orders, if any, are typically placed under single or multi-year supply agreements that are generally not subject to minimum volume commitments. Service providers generally prefer having two or more suppliers for most products, so individual orders are generally subject to competition based on some combination of total value, service, price, delivery, and other terms.

The majority of Enterprise Networks products are sold in the United States through a non-exclusive distribution network that consists, at the top level, of several major technology distributors, such as Tech Data, Ingram Micro, Jenne Distributors, Interlink Communications Systems and Catalyst Telecom. These organizations then distribute products to an extensive network of Value-Added Resellers (VARs) and system integrators.

VARs and system integrators may be affiliated with ADTRAN as channel partners, or they may purchase from a distributor in an unaffiliated fashion. Affiliated partners participate with us at various program levels based on sales volume and other factors to receive benefits such as product discounts, co-op advertising funds, technical support, and training. We maintain field offices nationwide to support distributors, VARs and system integrators. The Enterprise Networks Division maintains a channel-based sales organization to manage our partners.

A growing portion of our Enterprise Networks products are being sold to service providers for provisioning of hosted VoIP service offerings for SMB and enterprise branch office end users.

Outside of the United States, both Carrier and Enterprise products are sold through distribution arrangements customized for each region. Each region is supported by an ADTRAN field office that offers sales and support functions, and in some cases, warehousing and manufacturing support. In some regions, Carrier products are sold to carriers through our direct sales organization.

Our field sales organizations, distributors and service provider customers receive support from headquarters-based marketing, sales, and customer support groups. Under certain circumstances, other headquarters personnel may become involved in sales and other activities.

Research and Development

Rapidly changing technologies, evolving industry standards, changing customer requirements, and continuing developments in telecommunications service offerings characterize the markets for our products. Our continuing ability to adapt to these changes and to develop new and enhanced products that meet or anticipate market demand are significant factors influencing our competitive position and our prospects for growth.

During 2008, 2007, and 2006, product development expenditures totaled $81.8 million, $75.4 million, and $70.7 million, respectively. Our product development activities are an important part of our strategy. Because of rapidly changing technology and evolving industry standards, we expect to sustain, and possibly increase, product development levels each year.

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

We develop most of our products internally, although we sometimes license intellectual property rights for use in certain products. Internal development gives us more control over design and manufacturing issues related to our products and closer control over product costs. Our ability to continually reduce product costs is an important part of our overall business strategy. Our product development efforts are often centered on entering a market with improved technology, allowing us to offer products at a price point lower than established market prices. We then compete for market share. We continually re-engineer successive generations of the product to improve our gross margin.

Product development activities center on products to support both existing and emerging technologies in the telecommunications industry in segments of our markets that we consider viable revenue opportunities. We are actively engaged in developing and refining technologies to support data, voice, and video transport over TDM, ATM, and IP network architectures. Our work involves Ethernet transport, DSL transport (VDSL2, ADSL2+, ADSL, SHDSL, and HDSLx), fiber optic transport, access routing, Ethernet switching, integrated access, VoIP, and network management and services.

A centralized research function supports product development efforts company-wide. This group provides guidance to our various product design and engineering teams in digital signal processing technologies, computer simulation and modeling, CAD/CAM tool sets, custom semiconductor design, industry standards, and technological forecasting.

Many telecommunications issues, processes, and technologies are governed by Standards Development Organizations (SDOs). These SDOs consist of representatives from various manufacturers, service providers, and testing laboratories working to establish specifications and compliance guidelines for emerging telecommunications technologies. We are an active participant in several SDOs, and have assisted with the development of worldwide standards in many technologies.

We are also involved in other standards development efforts related to maximizing the bandwidth potential of the copper pair to enable new applications. We contributed to the development of the VDSL2 ITU-Telecommunications (ITU-T) standard. Upon completion of the various wireline telecommunications standards, the industry-wide interoperability and performance testing requirements become the responsibility of the DSL Forum. We have continued our contributions toward ADSL2+ and VDSL2 development through our work in the DSL Forum.

Our efforts in industry standards also extend beyond the copper loop. We continue to be involved in the evolution of Ethernet technology by participating in the Institute of Electrical and Electronics Engineers 802 LAN/MAN standards committee, the ITU-T and the MEF, which are standardizing technologies such as Carrier Ethernet traffic management, Resilient Packet Ring, provider networking, Ethernet Operations, Administration and Management and Connectivity Fault Management. In the past year, we have worked in the SDOs to bring more interoperability between GPON equipment. These efforts have included helping ATIS establish a new subcommittee focusing on optical access networks (NIPP-OAN) and increasing our participation in GPON work in the DSL Forum.

For a discussion of risks associated with our research and development activities, see “Risk Factors – We must continue to update and improve our products and develop new products in order to compete and to keep pace with improvements in telecommunications technology” and “Risk Factors – We primarily engage in research and development to improve the application of developed technologies, and as a consequence may miss certain market opportunities enjoyed by larger companies with substantially greater research and development efforts who may focus on more leading edge development”, in Item 1A of this report.

Manufacturing and Operations

The principal steps in our manufacturing process include the purchase and management of materials, assembly, testing, final inspection, packing, and shipping. We purchase parts and components for the assembly of some products from a large number of suppliers through a worldwide sourcing program. In addition, we have continued to shift to a process of allowing contract manufacturers to purchase the majority of materials that they use in the assembly of our products. Certain key components used in our products are currently available from only one source, and other key components are available from only a limited number of sources. In the past, we have experienced delays in the receipt of certain key components, which has resulted in delays in related product deliveries. We attempt to manage these risks through developing alternative sources, by staging inventories at strategic locations, through engineering efforts designed to obviate the necessity of certain components, and by maintaining close personal contact and building long-term relationships with our suppliers.

We rely on subcontractors in Asia for assembly and testing of certain printed circuit board assemblies, sub-assemblies, chassis, enclosures and equipment shelves, and to purchase some of the raw materials used in such assemblies. We typically manufacture our low-volume, high-mix, or complex product assemblies at our manufacturing site in Huntsville, Alabama. We continue to build and test all new product prototypes and initial production units for all products in Huntsville, and later transfer the production of high-volume, low-mix assemblies to our subcontractors. Subcontract assembly operations can lengthen fulfillment cycle times, but we believe we can respond more rapidly to uncertainties in incoming order rates by selecting assembly subcontractors having significant reserve capacity and flexibility. We have consolidated our subcontractors to two who have proven to be flexible and able to meet our quality requirements. We conduct the majority of all transactions with our foreign suppliers in United States dollars.

Most shipments of products to customers occur from our facilities in Huntsville, Alabama. Our facilities are certified pursuant to the most current releases of ISO9000, TL9000, ISO14001, and are Customs-Trade Partnership Against Terrorism certified. Our products are also certified to certain other telephone company standards, including those relating to emission of electromagnetic energy and safety specifications.

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

The markets for our products are intensely competitive. Numerous competitors exist in each of our product segments. New manufacturers have also entered the markets in recent years, offering products that compete with ours. Under the harsh competitive conditions of the past few years, and the recent decline in economic activity, some of our competitors have consolidated or ceased operations. In addition, certain companies have, in recent years, increased consumer acceptance of alternative communications technologies, such as coaxial cable and cellular-based services, which compete with our products. Competition might further increase if new companies enter the market, or existing competitors expand their product lines.

For our Carrier Networks Division, factors influencing the markets in which we currently compete or may compete in the future include the ability to:

•	Help the customer solve networking problems within the confines of restrained capital budgets;

•	Offer globally competitive solutions against a different set of competitors than in the United States;

•	Deliver solutions that fit the distributed networking model being deployed by most service providers;

•	Deliver solutions for service provider networks as they increasingly focus on network transformation, convergence and integration of services;

•	Deliver solutions at attractive price points;

•	Deliver reliability and redundancy, especially for higher bandwidth products;

•	Adapt to new network technologies as they evolve;

•	Compete effectively against large firms with greater resources;

•	Deliver products when needed by the customer;

•	Deliver responsive customer service, technical support, and training; and

•	Assist customers requiring pre-assembled, turnkey systems.

Competitors of our Carrier Networks Division include large, established firms such as Alcatel Lucent, Cisco Systems, Fujitsu Limited, Nortel Networks, Huawei, Ericsson, Tellabs and Siemens. There are also a number of smaller, specialized firms with which we compete, such as ADC Telecommunications, Zhone Technologies, Occam Networks, Calix Networks and other privately held firms.

For our Enterprise Networks Division, factors influencing the markets in which we currently compete or may compete in the future include the ability to:

•	Satisfy the customer’s need for a cost-efficient alternative to established internetworking suppliers;

•	Satisfy the customer’s need to utilize the most cost-effective combination of transmission technologies to connect geographically dispersed locations;

•	Increase network performance and lower the customer’s cost for communications services and equipment;

•	Add capacity and migrate to new or different technologies without a major system upgrade;

•	Continue to develop and support established platforms;

•	Offer products to address new networking technologies in a timely manner;

•	Deliver reliability and system backup, especially for higher bandwidth products;

•	Adapt to new network technologies as they evolve;

•	Deliver products when needed by the customer;

•	Deliver responsive customer service, technical support, and training; and

•	Assist customers requiring hands-on installation and maintenance.

Competitors of our Enterprise Networks Division include Cisco Systems, Juniper Networks, Avaya, Nortel Networks, 3Com, Hewlett Packard, Enterasys Networks, Extreme Networks, Allied Telesyn, and other smaller companies. Some of these companies compete in a single product segment, while others compete across multiple product lines.

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

Backlog and Inventory

A substantial portion of our shipments in any fiscal period relate to orders received and shipped in that fiscal period for customers under agreements containing non-binding purchase commitments. Further, a significant percentage of orders require delivery within a few days. These factors result in very little order backlog or order flow visibility. We believe that because we fill a substantial portion of customer orders within the fiscal quarter of receipt, backlog is not a meaningful indicator of actual sales for any succeeding period.

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

Government Regulation

In the United States, our products must comply with various regulations and standards defined by the Federal Communications Commission and Underwriters Laboratories. Products sold internationally may be required to comply with regulations or standards established by telecommunications authorities in various countries, as well as those of certain international bodies. For instance, environmental legislation within the European Union (EU) may increase our cost of doing business internationally as we amend our products to comply with these requirements. The EU issued a Directive on the restriction of certain hazardous substances in electronic and electrical equipment (RoHS), enacted the Waste Electrical and Electronic Equipment (WEEE) Directive to mandate the funding, collection, treatment, recycling and recovery of WEEE by producers of electrical or electronic equipment into Europe, and enacted a regulation concerning the Registration, Evaluation, Authorization and Restriction of Chemicals (REACH). We continue to implement measures to comply with the RoHS Directive, the WEEE Directive and the REACH Regulation as individual countries issue their implementation guidance.

For further discussion of risks associated with government regulation, see “Risk Factors – Our products may not continue to comply with the regulations governing their sale, which may harm our business”, in Item 1A of this report.

Employees

As of December 31, 2008, we had 1,606 full-time employees in the United States and 38 full-time employees in our international subsidiaries, located in Canada, Mexico, the Asia-Pacific region and Europe. Of our total employees, 278 were in sales, marketing and service; 466 were in research and development; 776 were in manufacturing operations and quality assurance; and 124 were in administration. None of our employees are represented by a collective bargaining agreement, nor have we ever experienced any work stoppage. We believe that our relationship with our employees is good.

Intellectual Property

The ADTRAN corporate logo is a registered trademark of ADTRAN. The name “ADTRAN” is a registered trademark of ADTRAN. A number of our product identifiers and names also are registered. We also claim rights to a number of unregistered trademarks.

We have ownership of at least 223 patents related to our products and have approximately 104 additional patent applications pending, of which at least six have been approved and are in the process of being issued by the U.S. Patent and Trademark Office. The average remaining duration of our patents as of December 31, 2008 was approximately 11 years. We will continue to seek additional patents from time to time related to our research and development activities. We do not derive any material amount of revenue from the licensing of our patents.

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

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of ADTRAN. ADTRAN and its representatives may from time to time make written or oral forward-looking statements, including statements contained in this report and our other filings with the SEC and other communications with our stockholders. Generally, the words, “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “may,” “could” and similar expressions identify forward-looking statements. We caution you that any forward-looking statements made by or on our behalf are subject to uncertainties and other factors that could cause these statements to be wrong. Some of these uncertainties and other factors are listed below. Though we have attempted to list comprehensively these important factors, we caution investors that other factors may prove to be important in the future in affecting our operating results. New factors emerge from time to time, and it is not possible for us to predict all of these factors, nor can we assess the impact each factor or combination of factors may have on our business.

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

Our operating results have been and will continue to be subject to quarterly and annual fluctuations as a result of numerous factors. These factors include, but are not limited to:

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

As a result, operating results for a particular future period are difficult to predict, and prior results are not necessarily indicative of results to be expected in future periods. Any of the above mentioned factors, or other factors discussed elsewhere in this document, could have a material adverse effect on our business, results of operations and financial condition that could adversely affect our stock price.

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

General economic conditions may reduce our revenues and harm our operating results.

Economic conditions in the latter part of 2008 contributed to a slowdown in telecommunications industry spending, including specific market segments in which we operate. Uncertainty concerning the potential duration and depth of these negative conditions persists. Capital spending for network infrastructure projects of our largest customers could be delayed or cancelled should reduced consumer spending, tight capital markets or declining liquidity trends continue. Sustained trends of this nature could have a material adverse affect on our revenues, results of operations and financial condition.

Our exposure to the credit risks of our customers and distributors may make it difficult to collect accounts receivable and could adversely affect our operating results and financial condition.

Most of our sales are on an open credit basis, frequently with payment terms of 30 to 45 days in the United States and typically longer in many geographic markets outside the United States. As our business in international regions expands, ADTRAN’s total accounts receivable balance will likely increase. Our days sales outstanding could also increase as a result of greater mix of international sales. Additionally, international laws may not provide the same degree of protection against defaults on accounts receivable as provided under United States laws governing domestic transactions; therefore, as our international business grows, we may be subject to higher bad debt expense compared to historical trends. Overall, we monitor individual customer payment capability in granting such open credit arrangements, seek to limit such open credit to amounts we believe the customers can pay, and maintain reserves we believe are adequate to cover exposure for doubtful accounts. In the course of our sales to customers, we may encounter difficulty collecting accounts receivable and could be exposed to risks associated with uncollectible accounts receivable. We may be exposed to similar credit risks relating to collections from distributors of our products, and we apply similar processes to monitor and reserve for any exposures. The recent turmoil in the financial markets could impact certain of our customers’ ability to maintain adequate credit facilities with financial institutions, thereby potentially impacting their ability to pay their debts. While we attempt to monitor these situations carefully and attempt to take appropriate measures to collect accounts receivable balances, there are no assurances we can avoid accounts receivable write downs or write off of doubtful accounts. Such write-downs or write-offs could negatively affect our operating results for the period in which they occur, and could potentially have a material adverse effect on our results of operations and financial condition.

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

Our sales and profitability in the past have, to a significant extent, resulted from our ability to anticipate changes in technology, industry standards and common service provider offerings, and to develop and introduce new and enhanced products. Our continued ability to adapt will be a significant factor in maintaining or improving our competitive position and our prospects for growth. We cannot assure that we will be able to respond effectively to changes in technology, industry standards, common service provider offerings or new product announcements by our competitors. We also cannot assure that we will be able to successfully develop and market new products or product enhancements, or that these products or enhancements will achieve market acceptance. Should the rate of decline in sales of certain traditional TDM based products exceed the rate of market acceptance and growth in sales of our newer IP-based products, our revenues may be adversely affected. Any failure by us to continue to anticipate or respond in a cost-effective and timely manner to changes in technology, industry standards, common service provider offerings, or new product announcements by our competitors, or any significant delays in product development or introduction, could have a material adverse effect on our ability to competitively market our products and on our revenues, results of operations and financial condition.

Our products may not continue to comply with the regulations governing their sale, which may harm our business.

As discussed above under “Business – Government Regulation”, in the United States, our products must comply with various regulations and standards defined by the Federal Communications Commission and Underwriters Laboratories. Products sold internationally may be required to comply with regulations or standards established by telecommunications authorities in various countries, as well as those of certain international bodies. Although we believe our products are currently in compliance with domestic and international standards and regulations in countries in which we currently sell, there can be no assurance that we will be able to design our products to comply with evolving standards and regulations in the future. Further, the cost of complying with the evolving standards and regulations, or the failure to obtain timely domestic or foreign regulatory approvals or certification such that we may not be able to sell our products where these standards or regulations apply, may adversely affect our results of operations and financial condition.

Our failure or the failure of our contract manufacturers to comply with applicable environmental regulations could adversely impact our results of operations.

The manufacture, assembly and testing of our products may require the use of hazardous materials that are subject to environmental, health and safety regulations. Our failure or the failure of our contract manufacturers to comply with any of these applicable requirements could result in regulatory penalties, legal claims or disruption of production. In addition, our failure or the failure of our contract manufacturers to properly manage the use, transportation, emission, discharge, storage, recycling or disposal of hazardous materials could subject us to increased costs or liabilities. Existing and future environmental regulations may restrict our use of certain materials to manufacture, assemble and test products. Any of these consequences could adversely impact our results of operations by increasing our expenses and/or requiring us to alter our manufacturing processes.

If our products do not interoperate with our customers’ networks, installations may be delayed or cancelled, which could harm our business.

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

We primarily engage in research and development to improve the application of developed technologies, and as a consequence may miss certain market opportunities enjoyed by larger companies with substantially greater research and development efforts who may focus on more leading edge development.

Our research and development efforts are primarily focused on the refinement and redefinition of access technologies that are currently accepted and commonly practiced, which may include emerging technologies not yet widely distributed across all networks. Most of our research and development efforts result in improved applications of technologies for which demand already exists or is latent. We rarely engage in research projects that represent a vast departure from the current business practices of our key customers.

This includes pioneering new services and participating in leading edge field trials or demonstration projects for new technologies. While we believe our strategy provides a higher likelihood of producing nearer term revenue streams, this strategy could reduce our ability to influence industry standards and share in the establishment of intellectual property rights associated with new technologies, and could result in lost revenue opportunities should a new technology achieve rapid and widespread market acceptance.

We depend heavily on sales to certain customers; the loss of any of these customers would significantly reduce our revenues and net income.

Historically, a large percentage of our sales have been made to ILECs and major independent telecommunications companies. In 2008, these customers continued to comprise over half of our revenue. As long as the ILECs and other service providers represent such a substantial percentage of our total sales, our future success will significantly depend upon certain factors which are not within our control, including:

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

There has been a trend toward industry consolidation in our markets for several years. We expect this trend to continue as companies attempt to strengthen or hold their market positions and as companies are acquired or are unable to continue operations. This could lead to variability in our operating results and could have a material adverse effect on our business, operating results, and financial condition. In addition, particularly in the service provider market, rapid consolidation will lead to fewer customers, with the effect that a loss of a major customer could have a material impact on our results that we would not have anticipated in a marketplace composed of more numerous participants.

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

We are heavily dependent on two subcontractors for the assembly and testing of certain printed circuit board assemblies, subassemblies, chassis, enclosures and equipment shelves, and the purchase of raw materials used in such assemblies. This reliance involves several risks, including the unavailability of, or interruptions in, access to certain process technologies and reduced control over product quality, delivery schedules, transportation, manufacturing yields and costs. We may not be able to provide our subcontractors product volumes that are high enough to achieve sufficient cost savings. If shipments fall below forecasted levels, we may incur increased costs or be required to take ownership of inventory. In addition, a significant component of maintaining cost competitiveness is the ability of our subcontractors to adjust their own costs to compensate for possible adverse exchange rate movements. To the extent that the subcontractors are unable to do so, and we are unable to procure alternative product supplies, then our own competitiveness and results of operations could be adversely impaired. These risks may be exacerbated by economic or political uncertainties, terrorist actions or natural pandemics in the foreign countries in which our subcontractors are located.

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

Certain raw materials and key components used in our products are currently available from only one source, and others are available from only a limited number of sources. The availability of these raw materials and supplies is subject to market forces beyond our control. From time to time, there may not be sufficient quantities of raw materials and supplies in the marketplace to meet customer demand. Many companies utilize the same raw materials and supplies that we do in the production of their products. Companies with more resources than our own may have a competitive advantage in obtaining raw materials and supplies due to greater buying power. These factors can result in reduced supply, higher prices of raw materials, and delays in the receipt of certain of our key components, which in turn may generate increased costs, lower margins, and delays in product delivery, with a corresponding adverse effect on sales, customer relationships, and revenue. Furthermore, due to general economic conditions in the United States and globally, our suppliers may experience financial difficulties, which could result in increased delays, additional costs, or loss of a supplier. We attempt to manage these risks through developing alternative sources, by staging inventories at strategic locations, through engineering efforts designed to obviate the necessity of certain components, and by building long-term relationships and close personal contact with each of our suppliers; however, we cannot assure you that delays in or failures of deliveries of key components, either to us or to our contract manufacturers, and consequent delays in product deliveries, will not occur in the future.

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

Managing our inventory of components and finished products is complicated by a number of factors, including the need to maintain a significant inventory of certain components that are in short supply, that must be purchased in bulk to obtain favorable pricing or that require long lead times. These issues may result in our purchasing and maintaining significant amounts of inventory, which if not used or expected to be used based on anticipated production requirements, may become excess or obsolete. Any excess or obsolete inventory could also result in sales price reductions and/or inventory write-downs, which could adversely affect our business and results of operations.

Increased sales volume in international markets could result in increased costs or loss of revenue due to factors inherent in these markets.

We are in the process of expanding into international markets, which represented 6.0% of our net sales for 2008, and we anticipate increased sales from these markets. We currently maintain regional sales offices in each of the following locations: Melbourne and Sydney, Australia; Montreal and Toronto, Canada; Mexico, D.F., Mexico; Hong Kong and Beijing, China; Singapore; Bangkok, Thailand; and Bramley, United Kingdom. A number of factors inherent to these markets expose us to significantly more risk than domestic business, including:

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

Any of these factors, or others of which we are not currently aware, could result in increased costs of operation or loss of revenue.

We may be adversely affected by fluctuations in currency exchange rates.

Historically our sales to international customers and purchases from international suppliers have been transacted in United States dollars; therefore, we have not entered into foreign currency forward contracts or other hedging instruments. As our international sales increase or as utilization of international suppliers expands, we may transact additional business in currencies other than the United States dollar. As a result, we will be subject to the possibility of greater effects of foreign currency exchange translation on our financial statements. Sales contract commitments and accounts receivable balances based on foreign currency expose us to potential risk of loss as the value of the United States dollar fluctuates over time. In addition, for those countries outside the United States where we have significant sales or significant purchases of supplies, devaluation in the local currency could make our products more expensive for customers to purchase or increase our operating costs, thereby adversely affecting our competitiveness. In the future, we may enter into foreign currency forward contracts or other hedging instruments to protect against reductions in value and the volatility of future cash flows caused by changes in foreign currency exchange rates. If used, the contracts and other hedging instruments will be intended to reduce, but not eliminate, the impact of foreign currency exchange rate movements; therefore, we generally would not anticipate hedging all outstanding foreign currency risk. There can be no assurance that exchange rate fluctuations in the future will not have a material adverse effect on our revenue from international sales, manufacturing costs, results of operations and financial condition.

Our success depends on our ability to reduce the selling prices of succeeding generations of our products.

Our strategy is to attempt to increase unit sales volumes and market share each year by introducing succeeding generations of products having lower selling prices and increased functionality as compared to prior generations of products. To maintain or increase our revenues and margins while continuing this strategy, we must continue, in some combination, to increase sales volumes of existing products, introduce and sell new products, or reduce our per unit costs at rates sufficiently to compensate for the reduced revenue effect of continuing reductions in the average sales prices of our products. We cannot assure you that we will be able to maintain or increase revenues or margins by increasing unit sales volumes of our products, introducing and selling new products, or reducing our per unit costs.

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

Software under license from third parties for use in certain of our products may not continue to be available to us on commercially reasonable terms.

We integrate third-party software into certain of our products. Licenses for this technology may not be available or continue to be available to us on commercially reasonable terms. Difficulties with third party technology licensors could result in termination of such licenses, which may result in increased costs or require us to purchase or develop a substitute technology. Difficulty obtaining and maintaining third-party technology licenses may disrupt development of our products and increase our costs, which could harm our business.

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

In the ordinary course of business, we may be subject to various legal proceedings and claims, including employment disputes, patent claims, disputes over contract agreements and other commercial disputes. In some cases, claimants seek damages, or other relief, such as royalty payments related to patents, which, if granted, could require significant expenditures. Any such disputes may be resolved before trial, or if litigated, may be resolved in our favor; however, the cost of claims sustained in litigation, and costs associated with the litigation process, may not be covered by our insurance. Such costs, and the demands on management time during such an event, could harm our business and have a material adverse effect on our liquidity, results of operations and financial condition.

Consolidation and deterioration in the competitive service provider market could result in a significant decrease in our revenue.

We sell a moderate volume of products to competitive service providers who compete with the established ILECs. The competitive service provider market is overbuilt, and is experiencing a process of consolidation and closure. Many of our competitive service provider customers do not have a strong financial position and have limited ability to access the public financial markets for additional funding for growth and operations. If one or more of these competitive service providers fail, we could face a loss in revenue and an increased bad debt expense, due to their inability to pay outstanding invoices, as well as the corresponding decrease in customer base and future revenue. Furthermore, significant portions of our sales to competitive service providers are made through independent distributors. The failure of one or more competitive service providers could also negatively effect the financial position of a distributor to the point that the distributor could also experience business failure and/or default on payments to us.

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

We have significant investments in municipal fixed-rate bonds and municipal variable rate demand notes. Through December 31, 2008, we have not been required to impair any of these investments; however, due to the recent turmoil in the financial markets, we may experience a reduction in value or loss of liquidity in these investments, which may have an adverse effect on our results of operations, liquidity and financial condition. Fixed rate interest securities may have their fair value adversely impacted due to a rise in interest rates, while variable rate securities may produce less income than expected if interest rates fall. Our investments are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by recent conditions in the financial markets and related credit liquidity issues. Consequently, our future investment income may fall short of expectation due to changes in interest rates, or we may suffer losses in principal if we are forced to sell securities that decline in fair value due to changes in interest rates.

Our long-term investments include $11.6 million of marketable equity securities. Because of the strained credit markets and deteriorating equity market conditions, the value of our marketable equity securities decreased significantly during the fourth quarter of 2008. As a result, we recorded an other-than-temporary impairment charge of $1.8 million during the fourth quarter related to 96 marketable equity securities, bringing our total other-than-temporary impairment charge for 2008 to $2.4 million. At December 31, 2008, our total marketable equity securities, which included more than 350 individual securities, had net unrealized losses of $0.4 million. If market conditions do not improve or should continue to deteriorate in 2009, we may be required to record additional impairment charges related to our marketable equity securities.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations –Liquidity and Capital Resources” in Item 7, Part II of this report and “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A., Part II of this report for more information about our investments.

Changes in our effective tax rate or assessments arising from tax audits may have an adverse impact on our results.

We are subject to taxation in various jurisdictions, both domestically and internationally, in which we conduct business. Significant judgment is required in the determination of our provision for income taxes and this determination requires the interpretation and application of complex and sometimes uncertain tax laws and regulations. Our effective tax rate may be adversely impacted by changes in the mix of earnings between jurisdictions with different statutory tax rates, in the valuation of our deferred tax assets, and by changes in tax rules and regulations. For instance, the availability and timing of lapses in the United States research and development tax credit, tax implications of Statement of Financial Accounting Standards No. 123(R), the adoption of Financial Accounting Standards Board Interpretation No. 48 and the amount of our estimated tax deduction for manufacturer’s domestic production activities under Internal Revenue Code Section 199 may add more variability to our future effective tax rates. We currently receive corporate income tax credits under a program administered by the Alabama State Industrial Development Authority in connection with revenue bonds issued to provide funding for expansion of our corporate facilities. We cannot be certain that the state of Alabama will continue to make these corporate income tax credits available; therefore, we may not realize the full benefit of these incentives, which would increase our effective tax rate. In addition, we are subject to examination of our income tax returns by the Internal Revenue Service and various other jurisdictions in which we conduct business. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse affect on our results of operations and financial condition.

Our success depends on attracting and retaining key personnel.

Our business has grown significantly since its inception. Our success is dependent in large part on the continued employment of our executive officers, including Thomas R. Stanton, our Chief Executive Officer, and other key management personnel. The unplanned departure of one or more of these individuals could adversely affect our business. In addition, for ADTRAN to continue as a successful entity we must also be able to attract and retain key engineers and technicians whose expertise helps us maintain competitive advantages. We do not have employment contracts or non-compete agreements with any of our employees. We believe that our future success will depend, in large part, upon our ability to continue to attract, retain, train, and motivate highly-skilled employees who are in great demand. Stock option grants are designed to reward employees for their long-term contributions and to provide incentives for them to remain with us. The provisions of Statement of Financial Accounting Standards No. 123R require us to record significantly increased compensation costs as compared to prior accounting rules, which may cause us to restrict the availability and amount of equity incentives provided to employees. Changes to our overall compensation program, including our stock option incentive program, may also adversely affect our ability to retain key employees. Properly managing our continued growth, avoiding the problems often resulting from such growth and expansion, and continuing to operate in the manner which has proven successful to us to date will be critical to the future success of our business.

While we believe our internal control over financial reporting is adequate, a failure to maintain effective internal control over financial reporting as our business expands could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we assess the effectiveness of our internal control over financial reporting as of the end of our fiscal year, and issue a report that states whether or not such internal control is effective. Compliance with these requirements requires significant cost and the commitment of time and staff resources. Expansion of our business, particularly in international geographies, will necessitate ongoing changes to our internal control systems, processes and information systems. We cannot be certain that as this expansion occurs, our current design for internal control over financial reporting will be sufficient to enable management or our independent registered public accounting firm to determine that our internal control is effective for any period, or on an ongoing basis. If we or our independent registered public accounting firm are unable to assert that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial statements, which could have an adverse effect on our stock price.

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

Our headquarters and principal administrative, engineering and manufacturing facilities are located on an 80-acre campus in Cummings Research Park in Huntsville, Alabama. Two office buildings contain 440,000 and 600,000 square feet, respectively, and serve both our Carrier Networks and Enterprise Networks Divisions. These facilities can accommodate up to 3,000 employees. We lease a 15,500 square foot engineering facility in Phoenix, Arizona and a 13,400 square foot engineering facility in Mountain View, California that are used to develop products sold by our Carrier Networks Division.

In addition to our facilities listed above, we lease additional office space in the United States and abroad, providing sales and service support for both of our divisions. The leased offices in the United States are located in Chesterfield, MO; Kansas City, MO; Littleton, CO; Irving, TX; and Milford, MI. We also lease one office in each of the following locations: Melbourne and Sydney, Australia; Montreal and Toronto, Canada; Mexico, D.F., Mexico; Hong Kong and Beijing, China; Singapore; Bangkok, Thailand; and Bramley, United Kingdom. These cancelable and non-cancelable leases expire at various times through 2013. For more information, see Note 10 of the Notes to Consolidated Financial Statements included in this report.

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

No matter was submitted by ADTRAN to a vote of security holders during the fiscal quarter ended December 31, 2008.

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below, in accordance with General Instruction G (3) of Form 10-K and Instruction 3 of Item 401(b) of Regulation S-K, is certain information regarding the executive officers of ADTRAN. Unless otherwise indicated, the information set forth is as of December 31, 2008.

Thomas R. Stanton	Age 44
2007 to present	Chief Executive Officer and Chairman of the Board
2005 – 2007	Chief Executive Officer and Director
2001 – 2005	Senior Vice President and General Manager, Carrier Networks
1999 – 2001	Vice President and General Manager, Carrier Networks
1995 – 1999	Vice President, Carrier Networks Marketing
1995	Vice President, Marketing & Engineering – Transcrypt International, Inc.
1994 – 1995	Senior Director, Marketing – E.F. Johnson Company
1993 – 1994	Director, Marketing – E.F. Johnson Company

James E. Matthews	Age 52
2007 to present	Senior Vice President – Finance, Chief Financial Officer, Treasurer, Secretary and Director
2001 – 2007	Senior Vice President – Finance, Chief Financial Officer and Treasurer
1999 – 2001	Chief Financial Officer – Home Wireless Networks, Inc.
1998 – 1999	Chief Executive Officer – Miltope Group, Inc.
1995 – 1998	Vice President, Finance and Chief Financial Officer – Miltope Group, Inc.
1992 – 1995	Controller – Hughes Training, Inc.

Michael K. Foliano	Age 48
2006 to present	Senior Vice President – Global Operations
2005 – 2006	Senior Vice President, Sales, Services and Supply Chain – Somera Communications Inc.
2004 – 2005	Senior Vice President, Global Operations – Somera Communications, Inc.
2002 – 2004	Senior Director, Global Logistics and Customer Operations – Lucent Technologies
2001 – 2002	Executive General Manager, Mobility Supply Chain – Lucent Technologies
2000 – 2001	Stanford University Sloan Fellow – Lucent Technologies
1997 – 2000	Vice President, Global Provisioning Center – Lucent Technologies
1995 – 1997	Manufacturing Operations Plant Manager – Lucent Technologies/AT&T Network Systems

Raymond R. Schansman	Age 52
2006 to present	Senior Vice President and General Manager, Enterprise Networks
2001 – 2006	Vice President, Carrier Networks Engineering
1998 – 2001	Engineering Director, Carrier Networks Systems
1996 – 1998	Engineering Manager, Enterprise Networks Systems
1989 – 1996	Program Manager – SCI Systems, Inc.
1986 – 1989	Vice President, System and Product Engineering – General Digital Industries
1983 – 1986	Senior Design Engineer – General Digital Industries

James D. Wilson, Jr.	Age 38
2006 to present	Senior Vice President and General Manager, Carrier Networks
2005 – 2006	Vice President, Product Marketing, Carrier Networks
2002 – 2005	Director, Product Management, Carrier Networks
1998 – 2002	Director, Product Management, Loop Technologies, Carrier Networks
1996 – 1998	Manager, Engineering Operations – Wyle Laboratories, Inc.
1992 – 1996	Manager, Program Development – Wyle Laboratories, Inc.

Robert A. Fredrickson	Age 58
1996 to present	Vice President – Carrier Networks Sales
1996	Vice President, Broadband Business Development – DSC Communications Corporation
1991 – 1996	Senior Director, Access Products – DSC Communications Corporation

P. Steven Locke	Age 60
2005 to present	Vice President – Service Provider Sales
2000 – 2005	Vice President, Marketing, Carrier Networks
1999 – 2000	Vice President – Sprint Local Division Sales for Lucent Technologies
1997 – 1999	Senior Director of Sales, ADTRAN, Inc.
1993 – 1997	Vice President and General Manager, Business Network Group, Sprint North Supply

Kevin W. Schneider	Age 45
2003 to present	Vice President – Chief Technology Officer
1999 – 2003	Vice President – Technology
1996 – 1999	Chief Scientist
1992 – 1996	Staff Scientist

There are no family relationships among our directors or executive officers. All officers are elected annually by, and serve at the discretion of, the Board of Directors of ADTRAN.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

ADTRAN’s common stock is traded on the NASDAQ Global Select Market under the symbol ADTN. As of February 6, 2009, ADTRAN had 285 stockholders of record and approximately 35,575 beneficial owners of shares held in street name. The following table shows the high and low closing prices per share for our common stock as reported by NASDAQ for the periods indicated.

Common Stock Prices

	High	Low
2008
First Quarter	$21.17	$17.32
Second Quarter	$25.68	$18.86
Third Quarter	$26.06	$19.04
Fourth Quarter	$19.58	$12.31
2007
First Quarter	$25.28	$22.11
Second Quarter	$27.09	$24.25
Third Quarter	$28.26	$22.30
Fourth Quarter	$24.82	$20.50

The following table shows the dividends paid in each quarter of 2008 and 2007. The Board of Directors presently anticipates that it will declare a regular quarterly dividend so long as the present tax treatment of dividends exists and adequate levels of liquidity are maintained.

Dividends per Common Share

	2008	2007
First Quarter	$0.09	$0.09
Second Quarter	$0.09	$0.09
Third Quarter	$0.09	$0.09
Fourth Quarter	$0.09	$0.09

Stock Repurchases

The following table sets forth ADTRAN’s repurchases of its common stock for the months indicated.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2008 – October 31, 2008	299,234	$14.21	299,234	3,553,571
November 1, 2008 – November 30, 2008	100,000	$13.93	100,000	3,453,571
December 1, 2008 – December 31, 2008	—	—	—	3,453,571

Total	399,234	$14.14	399,234

(1)	On April 14, 2008, ADTRAN’s Board of Directors approved the repurchase of up to 5,000,000 shares of its common stock. This plan is being implemented through open market purchases from time to time as conditions warrant.

ITEM 6.	SELECTED FINANCIAL DATA

Income Statement Data (1)

(In thousands, except per share amounts)

Year Ended December 31,	2008	2007	2006	2005	2004
Sales
Carrier Networks Division	$392,219	$358,023	$356,606	$386,051	$323,333
Enterprise Networks Division	108,457	118,755	116,102	127,164	131,184

Total sales	500,676	476,778	472,708	513,215	454,517
Cost of sales	201,771	193,792	193,747	209,895	195,182

Gross profit	298,905	282,986	278,961	303,320	259,335
Selling, general and administrative expenses	103,286	103,329	102,646	96,411	90,190
Research and development expenses	81,819	75,367	70,700	62,654	67,384

Operating income	113,800	104,290	105,615	144,255	101,761
Interest and dividend income	8,708	11,521	13,493	10,001	7,671
Interest expense	(2,514)	(2,502)	(2,532)	(2,535)	(2,542)
Other income (expense), net	688	764	570	(59)	1,353
Net realized investment gain (loss)	(2,409)	498	1,379	1,712	1,773
Life insurance proceeds	—	1,000	—	—	—

Income before provision for income taxes	118,273	115,571	118,525	153,374	110,016
Provision for income taxes	39,692	39,236	40,192	52,224	34,875

Net income	$78,581	$76,335	$78,333	$101,150	$75,141

Year Ended December 31,	2008	2007	2006	2005	2004
Weighted average shares outstanding-basic	63,549	67,848	73,451	75,775	78,235
Weighted average shares outstanding-assuming dilution (2)	64,408	69,212	75,197	77,966	80,985

Earnings per common share-basic	$1.24	$1.13	$1.07	$1.33	$0.96
Earnings per common share-assuming dilution (2)	$1.22	$1.10	$1.04	$1.30	$0.93
Dividends declared and paid per common share	$0.36	$0.36	$0.36	$0.34	$0.32

Balance Sheet Data (In thousands) At December 31,	2008	2007	2006	2005	2004
Working capital (3)	$212,740	$251,261	$219,636	$344,305	$266,371
Total assets	$473,615	$479,220	$539,658	$651,720	$559,942
Total debt	$48,750	$49,000	$49,500	$50,000	$50,000
Stockholders’ equity	$375,819	$378,431	$435,956	$542,171	$466,637

(1)	Net income for 2008, 2007 and 2006 includes stock-based compensation expense under Statement of Financial Accounting Standards No. 123R of $6.7 million, $7.1 million and $7.2 million, respectively, net of tax, related to stock option awards. See Note 2 of Notes to the Consolidated Financial Statements.
(2)	Assumes exercise of dilutive stock options calculated under the treasury method. See Notes 1 and 11 of Notes to Consolidated Financial Statements.
(3)	ADTRAN’s working capital consists of current assets less current liabilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our three major product categories are Carrier Systems, Business Networking and Loop Access.

Carrier Systems products are used by telecommunications service providers to provide last mile access in support of data, voice and video services to consumers and enterprises. The Carrier Systems category includes our broadband access products comprising Total Access® 5000 multi-access and aggregation platform products, Fiber-To-The-Node (FTTN) products and Digital Subscriber Line Access Multiplexer (DSLAM) products. Our broadband access products are used by service providers to deliver high-speed Internet access, Voice over Internet Protocol (VoIP), IP Television (IPTV), and/or Ethernet services from central office or remote terminal locations to customer premises. The Carrier Systems category also includes our optical access products. These products consist of optical access multiplexers including our family of OPTI® products. Optical access products are used to deliver higher bandwidth services, or to aggregate large numbers of low bandwidth services for transportation across fiber optic infrastructure. Total Access® 1500 products, 303 concentrator products, M13 multiplexer products and wireless network backhaul products are also included in the Carrier Systems product category.

Business Networking products provide enterprises access to telecommunication networks and facilitate networking capabilities for voice, data and video networks. The Business Networking category includes Internetworking products and Integrated Access Devices (IADs). Internetworking products consist of our IP Business Gateways and NetVanta® product lines. NetVanta® products include IP multi-service access routers, Ethernet switches, Internet security/firewall appliances, IP Private Branch Exchange (PBX) products, IP phone products and Carrier Ethernet Network Terminating Equipment.

Loop Access products are used by carrier and enterprise customers for access to copper-based telecommunications network. The Loop Access category includes products such as Digital Data Service (DDS) and Integrated Services Digital Network (Total Reach®) products, High bit-rate Digital Subscriber Line (HDSL) products including Total Access® 3000 based HDSL and Time Division Multiplexed-Symmetrical HDSL (TDM-SHDSL) products, T1/E1/T3, Channel Service Units/Data Service Units, and TRACER® fixed wireless products.

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

Sales were $500.7 million in 2008 compared to $476.8 million in 2007 and $472.7 million in 2006. Sales increased in each of our primary growth areas, Broadband Access, Optical Access and Internetworking. Total sales of products in these three growth areas increased 23.0% in 2008 compared to 2007 and 18.2% in 2007 compared to 2006. Our gross profit margin improved in 2008 to 59.7% from 59.4% in 2007 and 59.0% in 2006, and our operating income margin increased to 22.7% in 2008 compared to 21.9% in 2007 and 22.3% in 2006. Net income was $78.6 million in 2008 compared to $76.3 million in 2007 and $78.3 million in 2006. Earnings per share, assuming dilution, were $1.22 in 2008 compared to $1.10 in 2007 and $1.04 in 2006. Earnings per share in 2008, 2007 and 2006 reflect the repurchase of 3.1 million, 5.8 million and 7.4 million shares of our stock, respectively.

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

Beginning in the latter part of the third quarter of 2008 and extending through the fourth quarter of 2008, we experienced an overall decline in order rates across most of our product categories. We believe this decline in order rates was the result of slowing macroeconomic conditions, coupled with the fact that our sales in the fourth quarter of each year have typically been lower than our sales in the preceding third quarter due to seasonality. Our sales in the first quarter of each year have also typically been lower than our sales in the second and third quarters of the previous year due to seasonality.

Our operating results may also fluctuate as a result of a number of other factors, including a decline in general economic and market conditions, increased competition, customer order patterns, changes in product mix, timing differences between price decreases and product cost reductions, product warranty returns, and announcements of new products by us or our competitors. Additionally, maintaining sufficient inventory levels to assure prompt delivery of our products increases the amount of inventory that may become obsolete and increases the risk that the obsolescence of this inventory may have an adverse effect on our business and operating results. Also, not maintaining sufficient inventory levels to assure prompt delivery of our products may cause us to incur expediting costs to meet customer delivery requirements, which may impact our operating results in a given quarter.

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

Prior to issuing payment terms to a new customer, we perform a detailed credit review of the customer. Credit limits are established for each new customer based on the results of this credit review. Payment terms are established for each new customer, and collection experience is reviewed periodically in order to determine if the customer’s payment terms and credit limits need to be revised. We maintain allowances for doubtful accounts for losses resulting from the inability of our customers to make required payments. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, we may be required to make additional allowances. If circumstances change with regard to individual receivable balances that have previously been determined to be uncollectible (and for which a specific reserve has been established), a reduction in our allowance for doubtful accounts may be required. Our allowance for doubtful accounts was $38,000 at December 31, 2008 and $109,000 at December 31, 2007.

•

We carry our inventory at the lower of cost or market, with cost being determined using the first-in, first-out method. We use standard costs for material, labor, and manufacturing overhead to value our inventory. Our standard costs are updated on at least a quarterly basis and any variances are expensed in the current period; therefore, our inventory costs approximate actual costs at the end of each reporting period. We write down our inventory for estimated obsolescence or unmarketable inventory by an amount equal to the difference between the cost of inventory and the estimated fair value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, we may be required to make additional inventory write-downs. Our reserve for excess and obsolete inventory was $7.7 million and $6.4 million at December 31, 2008 and 2007, respectively. Inventory write-downs charged to the reserve were $1.0 million, $1.6 million and $2.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.

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

In accordance with Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, we have categorized our cash equivalents held in money market funds and our investments held at fair value into a three-level fair value hierarchy based on the priority of the inputs to the valuation technique for the cash equivalents and investments as follows: Level 1 - Values based on unadjusted quoted prices for identical assets or liabilities in an active market; Level 2 - Values based on quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability; Level 3 - Values based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs include information supplied by investees. At December 31, 2008, we categorized $171.6 million and $15.0 million of our available-for-sale investments as Level 2 and Level 1, respectively, and $25.4 million of our cash equivalents as Level 1.

We review our investment portfolio for potential “other-than-temporary” declines in value on an individual investment basis. We assess, on a quarterly basis, significant declines in value which may be considered other-than-temporary and, if necessary, recognize and record the appropriate charge to write-down the carrying value of such investments. In making this assessment, we take into consideration qualitative and quantitative information, including but not limited to the following: the magnitude and duration of historical declines in market prices, credit rating activity, assessments of liquidity, public filings, and statements made by the issuer. We generally begin our identification of potential other-than-temporary impairments by reviewing any security with a fair value that has declined from its original or adjusted cost basis by more than 25% for more than six months. We then evaluate the individual security based on the previously identified factors to determine the amount of the write-down, if any. Because of the strained credit markets and deterioration in the equity markets experienced in the fourth quarter of 2008, we expanded the impairment review of our investments to assess the impact of these factors on our ability to recover our cost in every security whose value had declined from its original or adjusted cost by more than 25%, regardless of the duration of the historical decline. We then evaluated the individual security to determine the amount of write-down, if any. As a result, we recorded an other-than-temporary impairment charge of $1.8 million during the fourth quarter of 2008 related to 96 marketable equity securities. As long as current market conditions continue to exist, we will continue to complete a similar review of individual securities for impairment each quarter. For the years ended December 31, 2008, 2007 and 2006, we recorded charges of $2.4 million, $0.1 million and $0.1 million, respectively, related to the other-than-temporary impairment of certain publicly traded equity securities. Actual losses, if any, could ultimately differ from these estimates. Future adverse changes in market conditions or poor operating results of underlying investments could result in additional losses that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future. See Note 3 of Notes to the Consolidated Financial Statements in this report for more information about our investments.

We also invest in privately held entities and private equity funds and record these investments at cost. We review these investments periodically in order to determine if circumstances (both financial and non-financial) exist that indicate that we will not recover our initial investment. Impairment charges are recorded on investments having a cost basis that is greater than the value that we would reasonably expect to receive in an arm’s length sale of the investment. We have not been required to record any losses relating to these investments in 2008, 2007 or 2006.

•

For purposes of determining the estimated fair value of our stock option awards on the date of grant under SFAS No. 123 (revised 2004), Share-Based Payments, (SFAS 123R), we use the Black-Scholes Model. This model requires the input of certain assumptions that require subjective judgment. These assumptions include, but are not limited to, expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. Because our stock option awards have characteristics significantly different from those of traded options, and because changes in the input assumptions can materially affect the fair value estimate, the existing model may not provide a reliable single measure of the fair value of our stock option awards. For purposes of determining the estimated fair value of our performance-based restricted stock unit awards on the date of grant, we use the Monte Carlo Simulation valuation technique. Management will continue to assess the assumptions and methodologies used to calculate the estimated fair value of stock-based compensation. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies and thereby materially impact our fair value determination. If factors change and we use different assumptions in the application of SFAS 123R in future periods, the compensation expense that we record under SFAS 123R may differ significantly from what we have recorded in the current period.

•

We estimate our income tax provision or benefit in each of the jurisdictions in which we operate, including estimating exposures related to examinations by taxing authorities. We also make judgments regarding the realization of deferred tax assets. The carrying value of our net deferred tax assets is based on our belief that it is more likely than not that we will generate sufficient future taxable income in certain jurisdictions to realize these deferred tax assets. A valuation allowance has been established for deferred tax assets which we do not believe meet the more-likely-than-not criteria established by SFAS No. 109, Accounting for Income Taxes. Our estimates regarding future taxable income and income tax provision or benefit may vary due to changes in market conditions, changes in tax laws, or other factors. If our assumptions, and consequently our estimates, change in the future, the valuation allowances we have established may be increased or decreased, impacting future income tax expense. For 2008 and 2007 respectively, the valuation allowance was $1.6 million and $1.2 million. As of December 31, 2008, we have state research tax credit carry-forwards of $1.6 million, which will expire between 2015 and 2023. These carry-forwards were caused by tax credits in excess of our annual tax liabilities to an individual state where we no longer generate sufficient state income. In accordance with SFAS No. 109, we believe it is more likely than not that we will not realize the benefits of our deferred tax asset arising from these credits, and accordingly, have provided a valuation allowance. This valuation allowance is included in non-current deferred tax liabilities in the accompanying balance sheets.

•

Our products generally include warranties of one to ten years for product defects. We accrue for warranty returns at the time revenue is recognized based on our estimate of the cost to repair or replace the defective products. We engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers. Our products continue to become more complex in both size and functionality as many of our product offerings migrate from line card applications to systems products. These products will require more warranty repairs to be completed at the installed location due to their size and complexity, rather than at a manufacturing site or repair depot. This field service obligation, as well as the increasing complexity of our products, will cause warranty incidences, when they arise, to be more costly. Our estimates regarding future warranty obligations may change due to product failure rates, material usage, and other rework costs incurred in correcting a product failure. In addition, from time to time, specific warranty accruals may be recorded if unforeseen problems arise. Should our actual experience relative to these factors be worse than our estimates, we will be required to record additional warranty expense. Alternatively, if we provide for more reserves than we require, we will reverse a portion of such provisions in future periods. The liability for warranty returns totaled $2.8 million and $2.9 million at December 31, 2008 and 2007, respectively. These liabilities are included in accrued expenses in the accompanying consolidated balance sheets.

Results of Operations

The following table presents selected financial information derived from our consolidated statements of income expressed as a percentage of sales for the years indicated.

Year Ended December 31,	2008	2007	2006
Sales
Carrier Networks Division	78.3%	75.1%	75.4%
Enterprise Networks Division	21.7	24.9	24.6

Total sales	100.0%	100.0%	100.0%
Cost of sales	40.3	40.6	41.0

Gross profit	59.7	59.4	59.0
Selling, general and administrative expenses	20.6	21.7	21.7
Research and development expenses	16.4	15.8	15.0

Operating income	22.7	21.9	22.3
Interest and dividend income	1.7	2.4	2.9
Interest expense	(0.5)	(0.5)	(0.5)
Net realized investment gain (loss)	(0.5)	0.1	0.3
Other income, net	0.2	0.1	0.1
Life insurance proceeds	—	0.2	—

Income before provision for income taxes	23.6	24.2	25.1
Provision for income taxes	7.9	8.2	8.5

Net income	15.7%	16.0%	16.6%

2008 Compared to 2007

Sales

ADTRAN’s sales increased 5.0% from $476.8 million in 2007 to $500.7 million in 2008. This increase in sales is primarily attributable to an $18.4 million increase in sales of our Broadband Access products, a $10.7 million increase in sales of our Optical Access products and a $12.4 million increase in sales of our Internetworking products. HDSL product revenues increased 3.6% or $6.3 million and other traditional product revenues decreased 19.5% or $23.9 million.

Carrier Systems product sales increased $26.5 million in 2008 compared to 2007 primarily due to an $18.4 million increase in Broadband Access product sales, primarily attributable to increased shipments of our 1100 series fiber-to-the-node products and our Total Access® 5000 products, and a $10.7 million increase in Optical Access product sales, resulting from continuing market share gains across numerous customers including the top three U.S. carriers. Partially offsetting these increases in Carrier System product sales were decreases in TDM and other traditional product sales as customers shifted emphasis to newer technologies. Many of these newer technologies are integral to our Broadband Access and Optical Access product areas.

Business Networking product sales increased $1.2 million in 2008 compared to 2007 due to a $12.4 million increase in Internetworking product sales, primarily as a result of market share gains due to our efforts to improve our focus on addressing traditional enterprise channels and leveraging our carrier distribution channels. Largely offsetting this increase in Internetworking product sales was a decline in sales of traditional IAD products as customers shifted emphasis to newer technologies. Many of these newer technologies are integral to our Internetworking product area.

Loop Access product sales decreased $3.8 million in 2008 compared to 2007 primarily due to declines in Enterprise T1 product sales and DDS product sales, partially offset by a 3.6% or $6.3 million increase in HDSL product revenues.

Carrier Networks sales increased 9.6% from $358.0 million in 2007 to $392.2 million in 2008. The increase is primarily attributable to increases in Broadband Access and Optical Access products sales, and to a lesser extent an increase in HDSL product sales.

Enterprise Networks sales decreased 8.7% from $118.8 million in 2007 to $108.5 million in 2008. The decrease is primarily attributable to declines in sales of traditional IAD products, Enterprise T1 products and DDS products, partially offset by an increase in sales of Internetworking products. Internetworking product sales were 58.3% of Enterprise Network sales in 2008 compared with 44.5% in 2007. Traditional products primarily comprise the remainder of Enterprise Networks sales. Enterprise Networks sales as a percentage of total sales decreased from 24.9% in 2007 to 21.7% in 2008.

International sales, which are included in the Carrier Networks and Enterprise Networks amounts discussed above, decreased 24.0% from $39.6 million in 2007 to $30.1 million in 2008. International sales, as a percentage of total sales, decreased from 8.3% in 2007 to 6.0% in 2008. International sales in 2007 reflected increased activity relating to an initial deployment of our products by a large Latin American carrier. International sales in 2008 decreased primarily due to a decline in sales to this Latin American carrier as well as a decline in sales in other regions.

Cost of Sales

As a percentage of sales, cost of sales decreased from 40.6% in 2007 to 40.3% in 2008. The decrease in cost of sales as a percentage of sales is primarily related to lower product costs.

Carrier Networks cost of sales, as a percent of division sales, decreased from 40.6% in 2007 to 39.8% in 2008. The decrease was primarily related to lower product costs noted above, and the impact of higher sales volume on allocated cost of sales elements to the division. Enterprise Networks cost of sales, as a percent of division sales, increased from 40.9% in 2007 to 42.2% in 2008. The increase was primarily related to a higher cost product mix plus the impact of allocated manufacturing costs to the division.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $103.3 million in 2008 and 2007, and represented 20.6% of sales for 2008 and 21.7% of sales for 2007. Selling, general and administrative expenses include personnel costs for administration, finance, information systems, human resources, sales and marketing and general management, as well as rent, utilities, legal and accounting expenses, bad debt expense, advertising, promotional material, gains or losses on the disposal of property, plant, and equipment occurring in the normal course of business, trade show expenses, and related travel costs.

Selling, general and administrative expenses as a percent of sales will generally fluctuate whenever there is significant fluctuation in revenues during the periods being compared.

Research and Development Expenses

Research and development expenses increased 8.5% from $75.4 million, or 15.8% as a percentage of sales, in 2007 to $81.8 million, or 16.3% as a percentage of sales, in 2008. The increase in research and development expenses primarily reflects increased staffing expense related to customer specific product development activities, as well as costs related to product approvals, primarily for one or more of the top three U.S. carriers. Research and development expenses as a percentage of sales will fluctuate whenever there is a significant fluctuation in revenues during the periods being compared.

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

Interest and Dividend Income

Interest and dividend income decreased 24.3% from $11.5 million in 2007 to $8.7 million in 2008. This decrease is primarily driven by a 14% reduction in our average investment balances in 2008 as compared to 2007, primarily as a result of our share repurchase activity, and a 25% reduction in the average rate of return on these investments, primarily as a result of lower interest rates.

Interest Expense

Interest expense remained constant at $2.5 million in 2008 and 2007, as we had no substantial change in our fixed rate borrowing. See “Liquidity and Capital Resources” below for additional information.

Net Realized Investment Gain (Loss)

Net realized investment gain (loss) decreased from a $0.5 million gain in 2007 to a $2.4 million loss in 2008. The change is primarily a result of the other-than-temporary impairment of certain securities in our equity portfolio. See “Investing Activities” in “Liquidity and Capital Resources” below for additional information.

Other Income, net

Other income, net, comprised primarily of miscellaneous income, gains and losses on foreign currency translations, investment account management fees and scrap raw material sales, decreased from $0.8 million in 2007 to $0.7 million in 2008.

Life Insurance Proceeds

We realized a gain on life insurance proceeds of $1.0 million during the first quarter of 2007 as a result of the death of our co-founder and then Chairman of the Board, Mark Smith.

Income Taxes

Our effective tax rate decreased from 34.0% in 2007 to 33.6% in 2008, primarily due to increased benefits relating to the deduction for manufacturer’s domestic production activities under Internal Revenue Code Section 199 and an increase in our federal research and development credits.

Net Income

As a result of the above factors, net income increased from $76.3 million in 2007 to $78.6 million in 2008. As a percentage of sales, net income decreased from 16.0% in 2007 to 15.7% in 2008.

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

Interest Expense

Interest expense remained constant at $2.5 million in 2007 and 2006. See “Liquidity and Capital Resources” below for additional information.

Net Realized Investment Gain

Net realized investment gain decreased from $1.4 million in 2006 to $0.5 million in 2007. The change is primarily a result of the sale of securities associated with the realignment of our investment portfolios, which took place in 2006.

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

Income Taxes

Our effective tax rate increased slightly from 33.9% in 2006 to 34.0% in 2007, primarily reflecting the expiration of the tax benefit associated with the extra-territorial income exclusion after 2006, offset by an increase in benefits relating to the deduction for manufacturer’s domestic production activities under Internal Revenue Code Section 199 in 2007.

Net Income

As a result of the above factors, net income decreased from $78.3 million in 2006 to $76.3 million in 2007. As a percentage of sales, net income decreased from 16.6% in 2006 to 16.0% in 2007.

Liquidity and Capital Resources

Liquidity

At December 31, 2008, cash on hand was $41.9 million and short-term investments were $96.3 million, which placed our short-term liquidity at $138.2 million. At December 31, 2007, our cash on hand of $13.9 million and short-term investments of $148.4 million placed our short-term liquidity at $162.3 million. The decrease in liquidity from 2007 to 2008 reflects a realignment of our investment portfolio whereby long-term investments increased $33.9 million in 2008 compared to 2007.

Operating Activities

Our working capital, which consists of current assets less current liabilities, decreased 15.4% from $251.3 million as of December 31, 2007 to $212.7 million as of December 31, 2008. The quick ratio, defined as cash, cash equivalents, short-term investments, and net accounts receivable, divided by current liabilities, decreased from 5.41 as of December 31, 2007 to 4.76 as of December 31, 2008. The current ratio, defined as current assets divided by current liabilities, decreased from 6.83 as of December 31, 2007 to 6.30 as of December 31, 2008. The quick ratio and the current ratio decreased from 2007 to 2008 mainly due to a $17.9 million reduction in accounts receivable and a $24.1 million decrease in short-term liquidity as we realigned our investment portfolio and increased long-term investments by $33.9 million.

Net accounts receivable decreased 25.5% from $70.7 million at December 31, 2007 to $52.7 million at December 31, 2008. Our allowance for doubtful accounts has declined from $109,000 at December 31, 2007 to $38,000 at December 31, 2008. Quarterly accounts receivable days sales outstanding (DSO) decreased from 55 days as of December 31, 2007 to 43 days as of December 31, 2008. Net accounts receivable and DSO decreased for the year ended December 31, 2008 primarily because sales were recognized more evenly throughout the fourth quarter compared to the quarter ended December 31, 2007.

Quarterly inventory turnover decreased from 4.1 turns as of December 31, 2007 to 3.8 turns as of December 31, 2008. Inventory decreased 2.3% from December 31, 2007 to December 31, 2008. We expect inventory levels to fluctuate as we attempt to maintain sufficient inventory to ensure competitive lead times while managing the risk of inventory obsolescence that may occur due to rapidly changing technology and customer demand.

Accounts payable decreased 8.6% from $22.2 million at December 31, 2007 to $20.3 million at December 31, 2008. Generally, the change in accounts payable is due to variations in the timing of the receipt of supplies, inventory and services and our subsequent payments for these purchases.

Investing Activities

Capital expenditures totaled approximately $9.5 million, $6.5 million and $6.1 million for the years ended December 31, 2008, 2007 and 2006, respectively. These expenditures were primarily used to purchase computer hardware, software and manufacturing and test equipment.

Our combined short-term and long-term investments decreased $18.2 million from $255.7 million at December 31, 2007 to $237.5 million at December 31, 2008. This decrease reflects the impact of net funds available for investment provided by our operating activities, reduced by our cash needs for equipment acquisitions, stock repurchases and dividends, as well as net realized and unrealized losses and amortization of net premiums on our combined investments.

We invest all available cash not required for immediate use in operations primarily in securities that we believe bear minimal risk of loss. At December 31, 2008, these investments included municipal variable rate demand notes of $52.6 million, municipal fixed-rate bonds of $116.9 million and a government agency security of $2.0 million. At December 31, 2007, these investments included municipal variable rate demand notes of $47.5 million, municipal auction rate securities of $9.0 million and municipal fixed-rate bonds of $122.1 million.

Our municipal variable rate demand notes are classified as available-for-sale short-term investments and had a credit rating of A-1+ or VMIG-1 at December 31, 2008. Despite the long-term nature of their stated contractual maturities, we believe that we have the ability to quickly liquidate these securities. Our investments in these securities are recorded at fair value and the interest rates reset every seven days. As a result, we had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from these investments. All income generated from these investments was recorded as interest income. We have not been required to record any losses relating to municipal variable rate demand notes or auction rate securities, and we have held no municipal auction rate securities since February 7, 2008.

At December 31, 2008, approximately 54% of our municipal fixed-rate bond portfolio had a credit rating of AAA and 46% had a credit rating of AA. These bonds are classified as available-for-sale investments and had an average duration of 1.0 years at December 31, 2008. Because our bond portfolio has a high quality rating and contractual maturities of a short duration, we are able to obtain prices for these bonds derived from observable market inputs, or for similar securities traded in an active market, on a daily basis.

Our long-term investments increased 31.6% from $107.3 million at December 31, 2007 to $141.2 million at December 31, 2008. Municipal fixed-rate bonds classified as long-term investments increased $45.1 million from $30.2 million at December 31, 2007 to $75.3 million at December 31, 2008. The primary reason for the increase in our long-term municipal fixed rate bonds was to increase the yield on our fixed rate portfolio. Long-term investments at December 31, 2008 and 2007 include an investment in a certificate of deposit of $48.8 million and $49.0 million, respectively, which serves as collateral for our revenue bonds, as discussed below. We have various equity investments included in long-term investments at a cost of $12.0 million and $14.9 million, and with a fair value of $11.6 million and $21.7 million, at December 31, 2008 and 2007, respectively, including a single equity security, of which we held 2.5 million shares, carried at $2.5 million and $6.7 million of fair value at December 31, 2008 and 2007, respectively. The single security traded approximately 59,000 shares per day in 2008, in an active market on a European stock exchange. This single security carried $1.6 million and $5.8 million of the gross unrealized gains included in the fair value of our marketable securities at December 31, 2008 and 2007, respectively. The remaining $0.1 million of unrealized gains and $2.1 million in gross unrealized losses at December 31, 2008 were spread amongst more than 350 equity securities. Long-term investments at December 31, 2008 and 2007 also include $2.5 million and $3.1 million, respectively, related to our deferred compensation plan; $2.2 million and $2.1 million, respectively, of other investments carried at cost, consisting of two private equity funds and a direct investment in a privately held telecommunications equipment manufacturer; and $0.9 million and $1.2 million, respectively, of a fixed income bond fund. This bond fund had unrealized losses of $0.4 million and $25,000 at December 31, 2008 and 2007, respectively.

We review our investment portfolio for potential “other-than-temporary” declines in value on an individual investment basis. We assess, on a quarterly basis, significant declines in value which may be considered other-than-temporary and, if necessary, recognize and record the appropriate charge to write-down the carrying value of such investments. In making this assessment, we take into consideration qualitative and quantitative information, including but not limited to the following: the magnitude and duration of historical decline in market prices, credit rating activity, assessments of liquidity, public filings, and statements made by the issuer. We generally begin our identification of potential other-than-temporary impairments by reviewing any security with a fair value that has declined from its original or adjusted cost basis by more than 25% for more than six months. We then evaluate the individual security based on the previously identified factors to determine the amount of the write-down, if any. Because of the strained credit markets and deterioration in the equity markets experienced in the fourth quarter of 2008, we expanded the impairment review of our investments to assess the impact of these factors on our ability to recover our cost in every security whose value had declined from its original or adjusted cost by more than 25%, regardless of the duration of the historical decline. We then evaluated the individual securities to determine the amount of the write-down, if any. As a result, we recorded an other-than-temporary impairment charge of $1.8 million during the fourth quarter of 2008 related to 96 marketable equity securities. As long as current market conditions continue to exist, we will continue to complete a similar review of individual securities for impairment each quarter. For each of the years ended December 31, 2008, 2007 and 2006 we recorded a charge of $2.4 million, $0.1 million and $0.1 million, respectively, related to the other-than-temporary impairment of certain publicly traded equity securities.

Financing Activities

Fifty million dollars of the expansion of Phase III of our corporate headquarters was approved for participation in an incentive program offered by the Alabama State Industrial Development Authority (the Authority). Pursuant to the program, on January 13, 1995, the Authority issued $20.0 million of its taxable revenue bonds and loaned the proceeds from the sale of the bonds to ADTRAN. The bonds were originally purchased by AmSouth Bank of Alabama, Birmingham, Alabama, (the Bank). Wachovia Bank, N.A., Nashville, Tennessee (formerly First Union National Bank of Tennessee, Nashville, Tennessee) (the Bondholder), which was acquired by Wells Fargo & Company on December 31, 2008, purchased the original bonds from the Bank and made further advances to the Authority, bringing the total amount outstanding to $50.0 million. The incentive program enables participating companies to generate Alabama corporate income tax credits that can be used to reduce the amount of Alabama corporate income taxes that would otherwise be payable, in exchange for investing capital and creating jobs in Alabama. We cannot be certain that the state of Alabama will continue to make these corporate income tax credits available; therefore, we may not realize the full benefit of these incentives. Through December 31, 2008, the Authority had issued $50.0 million of its taxable revenue bonds pursuant to the incentive program and loaned the proceeds from the sale of the bonds to ADTRAN. We are required to make payments to the Authority in the amounts necessary to pay the principal of, and interest on, the Authority’s Taxable Revenue Bond, Series 1995, as amended, currently outstanding in the aggregate principal amount of $48.8 million. The bond matures on January 1, 2020, and bears interest at the rate of 5% per annum. Included in long-term investments are $48.8 million of restricted funds, which is a collateral deposit against the principal amount of this bond. We have the right to set-off the balance of the Bond with the collateral deposit in order to reduce the balance of the indebtedness. In conjunction with this program, we are eligible to receive certain economic incentives from the state of Alabama that reduce the amount of payroll withholdings that we are required to remit to the state for those employment positions that qualify under the program.

Due to continued positive cash flow from operating activities, we made a business decision to begin an early partial redemption of the Bond. It is our intent to make annual principal payments up to $0.5 million in addition to the interest amounts that are due. In connection with this decision, $0.5 million of the bond debt has been reclassified to a current liability in the Consolidated Balance Sheets.

The following table shows dividends paid in each quarter of 2008, 2007 and 2006. During 2008, 2007 and 2006, ADTRAN paid dividends totaling $22.9 million, $24.6 million and $26.8 million. The Board of Directors presently anticipates that it will declare a regular quarterly dividend so long as the present tax treatment of dividends exists and adequate levels of liquidity are maintained.

Dividends per Common Share

	2008	2007	2006
First Quarter	$0.09	$0.09	$0.09
Second Quarter	$0.09	$0.09	$0.09
Third Quarter	$0.09	$0.09	$0.09
Fourth Quarter	$0.09	$0.09	$0.09

Stock Repurchase Program

Since 1997, our Board of Directors has approved multiple share repurchase programs that have authorized open market repurchase transactions. As of December 31, 2008, the Board of Directors has authorized cumulative repurchases of up to 30 million shares of our common stock. We currently have the authority to purchase an additional 3.5 million shares of our common stock under the plan approved by the Board of Directors on April 14, 2008. For the years 2008, 2007 and 2006, we repurchased 3.1 million shares, 5.8 million shares and 7.4 million shares, respectively, for a cost of $63.6 million, $138.6 million and $170.5 million, respectively, at an average price of $20.65, $24.08 and $22.96 per share, respectively.

To accommodate employee stock option exercises, we issued 0.3 million shares of treasury stock for $3.7 million during the year ended December 31, 2008, 1.2 million shares of treasury stock for $15.3 million during the year ended December 31, 2007, and 0.4 million shares of treasury stock for $4.4 million during the year ended December 31, 2006.

Off-Balance Sheet Arrangements and Contractual Obligations

We have various contractual obligations and commercial commitments. The following table sets forth, in millions, the annual payments we are required to make under contractual cash obligations and other commercial commitments at December 31, 2008.

Contractual Obligations

(In millions)	Total	2009	2010	2011	2012	After 2012
Long-term debt	$48.8	$—	$—	$—	$—	$48.8
Interest on long-term debt	26.8	2.4	2.4	2.4	2.4	17.2
Investment commitments	0.5	—	0.2	—	0.3	—
Operating lease obligations	2.8	1.2	1.0	0.5	0.1	—
Purchase obligations	29.6	29.3	0.3	—	—	—

Totals	$108.5	$32.9	$3.9	$2.9	$2.8	$66.0

We are required to make payments necessary to pay the interest on the Taxable Revenue Bond, Series 1995, as amended, currently outstanding in the aggregate principal amount of $48.8 million. The bond matures on January 1, 2020, and bears interest at the rate of 5% per annum. Included in long-term investments are $48.8 million of restricted funds, which is a collateral deposit against the principal amount of this bond.

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

We have committed to invest up to an aggregate of $7.9 million in two private equity funds, and we have contributed $7.9 million as of December 31, 2008, of which $7.4 million has been applied to these commitments. See Note 3 of Notes to Consolidated Financial Statements for additional information.

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

Effect of Recent Accounting Pronouncements

During the first quarter of 2008, we adopted the following accounting standards, neither of which had a material effect on our consolidated results of operations or financial condition:

•

Financial Accounting Standards Board (FASB) Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (SFAS 159), provides entities the option to measure certain financial assets and financial liabilities at fair value, with changes in fair value recognized in earnings each period. SFAS 159 permits the fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. We adopted SFAS 159 as of January 1, 2008. We elected not to apply the provisions of SFAS 159 to our eligible financial assets and financial liabilities on the date of adoption. Accordingly, the initial application of SFAS 159 had no effect on our consolidated results of operations and financial condition.

•

FASB Statement No. 157, Fair Value Measurements (SFAS 157), establishes a definition of fair value and a framework for measuring fair value, and expands disclosures about fair value measurements. The definition of fair value focuses on the price that would be received upon the sale of an asset or the amount paid to transfer a liability. Under SFAS 157, the fair value measurement should reflect all of the assumptions that market participants would use in pricing the asset or liability. SFAS 157 establishes a three-level hierarchy to prioritize the inputs used in valuation techniques for fair value, consisting of: 1) observable inputs that reflect quoted prices in active markets; 2) inputs other than quoted prices with observable market data; and 3) unobservable data. SFAS 157 requires disclosures detailing the extent to which we measure assets and liabilities at fair value, the methods and assumptions used to measure fair value and the effect of fair value measurements on earnings. We adopted SFAS 157 in its entirety, including fair value measurements for nonfinancial assets and nonfinancial liabilities, and the initial application of SFAS 157 had no effect on our consolidated results of operations and financial condition. See Note 3 of Notes to Consolidated Financial Statements for more information.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, (SFAS 141R) which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any non-controlling interest in the acquiree in a business combination. SFAS 141R establishes principles stipulating how goodwill acquired in a business combination or a gain from a bargain purchase should be recognized and measured. The statement also expands the disclosure requirements related to the nature and financial impact of business combinations. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. We do not expect the adoption of SFAS 141R to have a material impact on our consolidated results of operations or financial condition.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51 (SFAS 160), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 also provides guidance when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We do not expect the adoption of SFAS 160 to have a material impact on our consolidated results of operations or financial condition.

Subsequent Events

On January 20, 2009, the Board declared a quarterly cash dividend of $0.09 per common share to be paid to stockholders of record at the close of business on February 5, 2009. The quarterly dividend payment was $5.6 million and was paid on February 19, 2009.

During the first quarter of 2009 and as of February 25, 2009, ADTRAN repurchased 0.1 million shares of its common stock through open market purchases at an average cost of $14.51 per share and has the authority to repurchase an additional 3.4 million shares under the plan approved by the Board of Directors on April 14, 2008.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Details regarding the fair value of our available-for-sale investments as of December 31, 2008 are discussed in Note 3 of Notes to Consolidated Financial Statements included in this report.

We are exposed to financial market risks, including changes in interest rates and prices of marketable equity and fixed-income securities. The primary objective of the large majority of our investment activities is to preserve principal while at the same time achieving appropriate yields without significantly increasing risk. To achieve this objective, a majority of our marketable securities are investment grade municipal fixed-rate bonds, municipal variable rate demand notes and municipal money market instruments denominated in United States dollars. At December 31, 2008, our municipal variable rate demand notes had a credit rating of A-1+ or VMIG-1. Approximately 54% of our municipal fixed-rate bonds had a credit rating of AAA and 46% had a credit rating of AA.

We maintain depository investments with certain financial institutions. Although these depository investments may exceed government insured depository limits, we have evaluated the credit worthiness of these applicable financial institutions, and determined the risk of material financial loss due to exposure of such credit risk to be minimal. As of December 31, 2008, $20.1 million of our cash and cash equivalents, primarily certain domestic money market funds and foreign depository accounts, were in excess of government provided insured depository limits. The Temporary Liquidity Guarantee Program adopted during 2008 by the Federal Deposit Insurance Corporation provides full coverage of our domestic depository accounts through December 2009.

As of December 31, 2008, approximately $208.2 million of our cash and investments may be directly affected by changes in interest rates. We have performed a hypothetical sensitivity analysis assuming market interest rates increase or decrease by 50 basis points (bps), 100 bps and 150 bps for the entire year, while all other variables remain constant. At December 31, 2008, we held $89.2 million of money market instruments and municipal variable rate demand notes. Hypothetical 50 bps, 100 bps and 150 bps declines in interest rates as of December 31, 2008 would reduce annualized interest income on our money market instruments and municipal variable rate demand notes by approximately $0.4 million, $0.9 million and $1.3 million, respectively. In addition, we held $118.9 million of fixed-rate municipal bonds whose fair value may be directly affected by a change in interest rates. Hypothetical 50 bps, 100 bps and 150 bps increases in interest rates as of December 31, 2008 would reduce the fair value of our municipal fixed-rate bonds by approximately $0.6 million, $1.1 million and $1.7 million, respectively.

As of December 31, 2007, interest income on approximately $67.5 million of our cash and investments was subject to being directly affected by changes in interest rates. We performed a hypothetical sensitivity analysis assuming market interest rates increase or decrease by 50 bps, 100 bps and 150 bps for the entire year, while all other variables remain constant. Hypothetical 50 bps, 100 bps and 150 bps declines in interest rates as of December 31, 2007 would have reduced annualized interest income on our money market instruments, municipal variable rate demand notes and municipal auction rate securities by approximately $0.3 million, $0.7 million and $1.0 million, respectively. In addition, hypothetical 50 bps, 100 bps and 150 bps increases in interest rates as of December 31, 2007 would have reduced the fair value of our municipal fixed-rate bonds by approximately $0.4 million, $0.8 million and $1.1 million, respectively.

We are directly exposed to changes in foreign currency exchange rates to the extent that such changes affect our revenue derived from international customers, expenses related to our foreign sales offices, and our foreign assets and liabilities. We attempt to manage these risks by primarily denominating contractual and other foreign arrangements in U.S. dollars. Our primary exposure in regard to our foreign assets and liabilities is with our Australian subsidiary whose functional currency is the Australian dollar. We are indirectly exposed to changes in foreign currency exchange rates to the extent of our use of foreign contract manufacturers and foreign raw material suppliers whom we pay in U.S. dollars. As a result, changes in the local currency rates of these vendors in relation to the U.S. dollar could cause an increase in the price of products that we purchase.

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

Management assessed the effectiveness of ADTRAN’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment and those criteria, management has concluded that ADTRAN maintained effective internal control over financial reporting as of December 31, 2008.

The effectiveness of our internal control over financial reporting has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders of ADTRAN, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of ADTRAN, Inc. and its subsidiaries at December 31, 2008 and December 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report On Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 7 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in fiscal 2007.

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

/s/ PricewaterhouseCoopers LLP

Birmingham, Alabama

February 26, 2009

Financial Statements

ADTRAN, INC.

Consolidated Balance Sheets (In thousands, except per share amounts)

December 31, 2008 and 2007

	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$41,909	$13,941
Short-term investments	96,277	148,416
Accounts receivable, less allowance for doubtful accounts of $38 and $109 at December 31, 2008 and 2007, respectively	52,749	70,667
Other receivables	2,896	3,085
Inventory	47,406	48,546
Prepaid expenses	2,974	2,023
Deferred tax assets, net	8,653	7,659

Total current assets	252,864	294,337
Property, plant and equipment, net	75,487	75,969
Deferred tax assets, net	3,920	1,113
Other assets	103	505
Long-term investments	141,241	107,296

Total assets	$473,615	$479,220

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$20,313	$22,200
Unearned revenue	6,141	5,361
Accrued expenses	3,536	3,801
Accrued wages and benefits	9,868	10,497
Income tax payable, net	266	1,217

Total current liabilities	40,124	43,076
Other non-current liabilities	9,422	9,213
Bonds payable	48,250	48,500

Total liabilities	97,796	100,789

Commitments and contingencies (see Note 10)

Stockholders’ equity

Common stock, par value $0.01 per share; 200,000 shares authorized; 79,652 issued in 2008 and 2007	797	797
Additional paid-in capital	172,704	164,385
Accumulated other comprehensive income (loss)	(1,009)	5,704
Retained earnings	603,600	551,764
Less treasury stock at cost: 17,493 shares at December 31, 2008 and 14,739 shares at December 31, 2007	(400,273)	(344,219)

Total stockholders’ equity	375,819	378,431

Total liabilities and stockholders’ equity	$473,615	$479,220

The accompanying notes are an integral part of these consolidated financial statements.

ADTRAN, INC.

Consolidated Statements of Income (In thousands, except per share amounts)

Years ended December 31, 2008, 2007 and 2006

	2008	2007	2006
Sales	$500,676	$476,778	$472,708
Cost of sales	201,771	193,792	193,747

Gross profit	298,905	282,986	278,961

Selling, general and administrative expenses	103,286	103,329	102,646
Research and development expenses	81,819	75,367	70,700

Operating income	113,800	104,290	105,615

Interest and dividend income	8,708	11,521	13,493
Interest expense	(2,514)	(2,502)	(2,532)
Net realized investment gain (loss)	(2,409)	498	1,379
Other income, net	688	764	570
Life insurance proceeds	—	1,000	—

Income before provision for income taxes	118,273	115,571	118,525

Provision for income taxes	39,692	39,236	40,192

Net income	$78,581	$76,335	$78,333

Weighted average shares outstanding – basic	63,549	67,848	73,451
Weighted average shares outstanding – diluted (1)	64,408	69,212	75,197

Earnings per common share – basic	$1.24	$1.13	$1.07
Earnings per common share – diluted (1)	$1.22	$1.10	$1.04

(1)	Assumes exercise of dilutive stock options calculated under the treasury method. See Notes 1 and 11 of the Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

ADTRAN, INC.

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (In thousands)

Years ended December 31, 2008, 2007 and 2006

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, December 31, 2005	79,652	$797	$142,441	$465,699	$(70,938)	$4,172	$542,171
Net income				78,333			78,333
Change in unrealized loss on marketable securities (net of deferred tax of $891)						(1,404)	(1,404)
Reclassification adjustment for amounts included in net income (net of income tax of $470)						(814)	(814)
Foreign currency translation adjustment						742	742

Comprehensive income							76,857
Dividend payments				(26,755)			(26,755)
Stock options exercised: Various prices per share				(3,762)	8,203		4,441
Purchase of treasury stock: 7,425 shares					(170,479)		(170,479)
Income tax benefit from exercise of stock options			1,583				1,583
Stock-based compensation expense			8,138				8,138

Balance, December 31, 2006	79,652	$797	$152,162	$513,515	$(233,214)	$2,696	$435,956
Net income				76,335			76,335
Change in unrealized gain on marketable securities (net of deferred tax of $1,409)						2,375	2,375
Reclassification adjustment for amounts included in net income (net of income tax of $31)						52	52
Foreign currency translation adjustment						581	581

Comprehensive income							79,343
Dividend payments				(24,600)			(24,600)
Adoption of FIN 48				(1,190)			(1,190)
Stock options exercised: Various prices per share				(12,296)	27,584		15,288
Purchase of treasury stock: 5,756 shares					(138,589)		(138,589)
Income tax benefit from exercise of stock options			4,408				4,408
Stock-based compensation expense			7,815				7,815

Balance, December 31, 2007	79,652	$797	$164,385	$551,764	$(344,219)	$5,704	$378,431
Net income				78,581			78,581
Change in unrealized loss on marketable securities (net of deferred tax of $3,638)						(6,127)	(6,127)
Reclassification adjustment for amounts included in net income (net of income tax of $740)						1,238	1,238
Foreign currency translation adjustment						(1,824)	(1,824)

Comprehensive income							71,868
Dividend payments				(22,919)			(22,919)
Dividends accrued for unvested restricted stock units				(2)			(2)
Stock options exercised: Various prices per share				(3,824)	7,515		3,691
Purchase of treasury stock: 3,078 shares					(63,569)		(63,569)
Income tax benefit from exercise of stock options			981				981
Stock-based compensation expense			7,338				7,338

Balance, December 31, 2008	79,652	$797	$172,704	$603,600	$(400,273)	$(1,009)	$375,819

ADTRAN issued 325 shares, 1,197 shares and 357 shares of treasury stock to accommodate employee stock option exercises during 2008, 2007 and 2006, respectively. In 2008, 2007 and 2006, ADTRAN received 9 shares, 2 shares and 7 shares, respectively, previously held by employees for at least six months as payment of the exercise price for employee stock options. None of the transactions with respect to these shares were made in the open market. The average price paid per share with respect to these transactions was based on the closing price of the common stock on the NASDAQ Global Select Market on the date of the transaction.

The accompanying notes are an integral part of these consolidated financial statements.

ADTRAN, INC.

Consolidated Statements of Cash Flows (In thousands)

Years ended December 31, 2008, 2007 and 2006

	2008	2007	2006
Cash flows from operating activities
Net income	$78,581	$76,335	$78,333
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,891	10,695	10,827
Amortization of net premium on available-for-sale investments	2,101	2,094	3,137
Net realized loss (gain) on long-term investments	2,409	(498)	(1,379)
Loss on disposal of property, plant and equipment	83	65	73
Stock-based compensation expense	7,338	7,815	8,138
Deferred income taxes	(903)	(2,990)	(4,332)
Tax benefit from stock option exercises	981	4,408	1,583
Excess tax benefits from stock-based compensation arrangements	(619)	(3,249)	(973)
Change in operating assets and liabilities:
Accounts receivable, net	17,918	(13,898)	9,477
Other receivables	189	4,396	(4,267)
Income tax receivable, net	—	1,446	(1,446)
Inventory	1,140	4,571	(2,185)
Prepaid expenses and other assets	(549)	596	167
Accounts payable	(1,887)	(7,933)	4,932
Accrued expenses and other liabilities	93	3,517	(2,256)
Income taxes payable, net	(951)	1,507	(4,551)

Net cash provided by operating activities	115,815	88,877	95,278
Cash flows from investing activities
Purchases of property, plant and equipment	(9,492)	(6,535)	(6,061)
Proceeds from sales and maturities of available-for-sale investments	248,688	253,339	323,211
Purchases of available-for-sale investments	(242,791)	(217,316)	(293,098)
Acquisition of business	—	—	(400)

Net cash (used in) provided by investing activities	(3,595)	29,488	23,652
Cash flows from financing activities
Proceeds from stock option exercises	3,691	15,288	4,441
Purchases of treasury stock	(63,569)	(138,589)	(170,479)
Dividend payments	(22,919)	(24,600)	(26,755)
Payments on long-term debt	(250)	(500)	(500)
Excess tax benefits from stock-based compensation arrangements	619	3,249	973

Net cash used in financing activities	(82,428)	(145,152)	(192,320)
Net increase (decrease) in cash and cash equivalents	29,792	(26,787)	(73,390)
Effect of exchange rate changes	(1,824)	581	743
Cash and cash equivalents, beginning of year	13,941	40,147	112,794

Cash and cash equivalents, end of year	$41,909	$13,941	$40,147

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$2,447	$2,469	$2,493
Cash paid during the year for income taxes	$42,267	$35,099	$49,918

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

Cash and Cash Equivalents

Cash and cash equivalents represent demand deposits, money market funds, and short-term investments classified as available for sale with original maturities of three months or less. We maintain depository investments with certain financial institutions. Although these depository investments may exceed government insured depository limits, we have evaluated the credit worthiness of these applicable financial institutions, and determined the risk of material financial loss due to exposure of such credit risk to be minimal. As of December 31, 2008, $20.1 million of our cash and cash equivalents, primarily certain domestic money market funds and foreign depository accounts, were in excess of government provided insured depository limits. The Temporary Liquidity Guarantee Program adopted during 2008 by the Federal Deposit Insurance Corporation provides full coverage of our domestic depository accounts through December 2009.

Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the immediate or short-term maturity of these financial instruments. The carrying amount reported for bonds payable was $48.8 million compared to an estimated fair value of $44.4 million, based on a debt security with a comparable interest rate and maturity and a Standard & Poor’s credit rating of AA.

Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. These investments consist of municipal variable rate demand notes and municipal auction rate securities. We have held no municipal auction rate securities since February 7, 2008. Variable rate demand notes are designed to be marketed as money market instruments. These instruments’ interest rates reset on a seven, 28 or 35 day basis to maintain the price of the instruments at par. At December 31, 2008, our municipal variable rate demand notes had a credit rating of A-1+ or VMIG-1 and contained put options of seven days, which allows ADTRAN to sell the security before its stated maturity date to a remarketing agent, tender agent or issuer in the event we decide to liquidate our investment in a particular variable rate demand note. Approximately 75% of our variable rate demand notes are supported by letters of credit from banks that we believe are in good financial condition.

Long-term investments represent a restricted certificate of deposit, municipal fixed-rate bonds, a fixed income bond fund, marketable equity securities, and other equity investments. Marketable equity securities are reported at fair value as determined by the most recently traded price of the securities at the balance sheet date, although the securities may not be readily marketable due to the size of the available market. Unrealized gains and losses, net of tax, are reported as a separate component of stockholders’ equity. Realized gains and losses on sales of securities are computed under the specific identification method and are included in current income. We periodically review our investment portfolio for investments considered to have sustained an other-than-temporary decline in value. Impairment charges for other-than-temporary declines in value are recorded as realized losses in the accompanying consolidated statements of income. All of our investments at December 31, 2008 and 2007 are classified as available-for-sale (see Note 3).

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

We maintain allowances for doubtful accounts for losses resulting from the inability of our customers to make required payments. We regularly review the allowance for doubtful accounts and consider factors such as the age of accounts receivable balances, the current economic conditions that may affect a customer’s ability to pay, significant one-time events and our historical experience. If the financial condition of a customer deteriorates, resulting in an impairment of their ability to make payments, we may be required to make additional allowances. If circumstances change with regard to individual receivable balances that have previously been determined to be uncollectible (and for which a specific reserve has been established), a reduction in our allowance for doubtful accounts may be required. Our allowance for doubtful accounts was $38,000 at December 31, 2008 and $109,000 at December 31, 2007.

Other Receivables

Other receivables are comprised primarily of amounts due from subcontract manufacturers for product component transfers and accrued interest.

Inventory

Inventory is carried at the lower of cost or market, with cost being determined using the first-in, first-out method. Standard costs for material, labor and manufacturing overhead are used to value inventory. Standard costs are updated at least quarterly; therefore, inventory costs approximate actual costs at the end of each reporting period. We establish reserves for estimated excess, obsolete or unmarketable inventory equal to the difference between the cost of the inventory and the estimated fair value of the inventory based upon assumptions about future demand and market conditions. When we dispose of excess and obsolete inventories, the related write-downs are charged against the inventory reserve.

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

Liability for Warranty

Our products generally include warranties of one to ten years for product defects. We accrue for warranty returns at the time revenue is recognized based on our estimate of the cost to repair or replace the defective products. We engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers. Our products continue to become more complex in both size and functionality as many of our product offerings migrate from line card applications to systems products. These products will require more warranty repairs to be completed at the installed location due to their size and complexity, rather than at a manufacturing site or repair depot. This field service obligation, as well as the increasing complexity of our products, will cause warranty incidences, when they arise, to be more costly. Our estimates regarding future warranty obligations may change due to product failure rates, material usage, and other rework costs incurred in correcting a product failure. In addition, from time to time, specific warranty accruals may be recorded if unforeseen problems arise. Should our actual experience relative to these factors be worse than our estimates, we will be required to record additional warranty expense. Alternatively, if we provide for more reserves than we require, we will reverse a portion of such provisions in future periods. The liability for warranty obligations totaled $2.8 million and $2.9 million at December 31, 2008 and 2007 respectively. These liabilities are included in accrued expenses in the accompanying consolidated balance sheets.

Year Ended December 31,	2008	2007
(In thousands)
Balance at beginning of period	$2,944	$3,045
Plus: amounts acquired or charged to cost and expenses	2,261	1,822
Less: deductions	(2,393)	(1,923)

Balance at end of period	$2,812	$2,944

Stock-Based Compensation

We have two Board and stockholder approved stock option plans from which stock options and other awards are available for grant to employees and directors. All employee and director stock options granted under our stock option plans have an exercise price equal to the fair market value, as defined in the plan, of the underlying common stock on the grant date. There are currently no vesting provisions tied to performance or market conditions for any option; vesting for all outstanding option grants is based only on continued service as an employee or director of ADTRAN. All of our outstanding stock option awards are classified as equity awards.

In 2008 and under the provisions of our approved plans, we made an initial grant of performance-based restricted stock units to five of our executive officers. The restricted stock units are earned based on the relative total shareholder return of ADTRAN against a peer group of companies and vest at the end of a three-year performance period. The restricted stock units are converted into shares of common stock upon vesting. Depending on the relative total shareholder return over the performance period, the executive officers may earn from 0% to 150% of the number of restricted stock units granted. The fair value of the award is based on the market price of our common stock on the date of grant, adjusted for the expected outcome of the impact of market conditions using a Monte Carlo Simulation valuation technique. The recipients of the restricted stock units also earn dividend credits during the performance period, which will be paid in cash upon the issuance of common stock for the restricted stock units.

Stock-based compensation expense recognized under SFAS 123R in 2008, 2007 and 2006 was approximately $7.3 million, $7.8 million and $8.1 million, respectively. As of December 31, 2008, total compensation cost related to non-vested stock options and restricted stock units not yet recognized was approximately $15.2 million, which is expected to be recognized over an average remaining recognition period of 2.8 years. See Note 2 of Notes to Consolidated Financial Statements for additional information.

Impairment of Long-Lived Assets

We review long-lived assets for impairment under the guidance prescribed by Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We evaluate long-lived assets used in operations for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and the undiscounted cash flows estimated to be generated by the asset are less than the asset’s carrying value. An impairment loss would be recognized in the amount by which the recorded value of the asset exceeds the fair value of the asset, measured by the quoted market price of an asset or an estimate based on the best information available in the circumstances. There were no such impairment losses recognized during 2008, 2007 and 2006.

Research and Development Costs

Research and development costs include compensation for engineers and support personnel, outside contracted services, depreciation and material costs associated with new product development, the enhancement of current products, and product cost reductions. We continually evaluate new product opportunities and engage in intensive research and product development efforts. Research and development costs totaled $81.8 million, $75.4 million and $70.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Comprehensive Income

Comprehensive income consists of all changes in equity (net assets) during a period from non-owner sources. Items included in comprehensive income include net income, changes in unrealized gains and losses on marketable securities and foreign currency translation adjustments. Comprehensive income is presented in the Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income. The components of accumulated comprehensive income (loss) are as follows:

(In thousands)	Unrealized Gain (Loss) on Marketable Securities, Net of Tax	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2005	$4,437	$(265)	$4,172
Activity in 2006	(1,404)	742	(662)
Reclassification adjustment for amounts included in net income	(814)	—	(814)

Balance at December 31, 2006	2,219	477	2,696
Activity in 2007	2,375	581	2,956
Reclassification adjustment for amounts included in net income	52	—	52

Balance at December 31, 2007	4,646	1,058	5,704
Activity in 2008	(6,127)	(1,824)	(7,951)
Reclassification adjustment for amounts included in net income	1,238	—	1,238

Balance at December 31, 2008	$(243)	$(766)	$(1,009)

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

Foreign Currency

We record transactions denominated in foreign currencies on a monthly basis using exchange rates from throughout the year. Assets and liabilities denominated in foreign currencies are translated at the balance sheet dates using the closing rates of exchange between those foreign currencies and the U.S. dollar with any transaction gains or losses reported in income. Adjustments from translating financial statements of international subsidiaries are recorded as a component of accumulated comprehensive income (loss).

Revenue Recognition

Revenue is generally recognized upon shipment of the product to the customer in accordance with the terms of the sales agreement, generally FOB shipping point. In the case of consigned inventory, revenue is recognized when the customer assumes the risks and rewards of ownership of the product. When contracts contain multiple elements, contract interpretation is sometimes required to determine the appropriate accounting, including whether the deliverables specified in a multiple element contract should be treated as separate units of accounting for revenue recognition purposes, and, if so, how the price should be allocated among the elements and when to recognize the revenue for each element. We record revenue associated with installation services when the installation and all contractual obligations are complete. When contracts include both installation and product sales, the installation is considered as a separate deliverable item. Either the purchaser, ADTRAN, or a third party can perform the installation of our products. Shipping fees are recorded as revenue and the related cost is included in cost of sales. Revenue is recorded net of discounts. Also, revenue is recorded when the product price is fixed and determinable, collection of the resulting receivable is probable, and product returns are reasonably estimable. Sales returns are accrued based on historical sales return experience, which we believe provides a reasonable estimate of future returns.

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

Unearned Revenue

Unearned revenue primarily represents customer billings on our maintenance service programs and deferred revenues relating to multiple element contracts where we still have contractual obligations to our customers. We currently offer maintenance contracts ranging from one to five years, primarily on Enterprise Networks Division products sold through distribution channels. Revenue attributable to maintenance contracts is recognized on a straight-line basis over the related contract term. In addition, we provide software maintenance and a variety of hardware maintenance services to Carrier Network Division customers under contracts with terms up to ten years. Non-current unearned revenue is included in other non-current liabilities in the accompanying consolidated balance sheets. At December 31, 2008 and 2007, unearned revenue was as follows:

(In thousands)	2008	2007
Current unearned revenue	$6,141	$5,361
Non-current unearned revenue	3,235	2,223

Total	$9,376	$7,584

Other Income, net

Other income, net, is comprised primarily of miscellaneous income and expense, gains and losses on foreign currency transactions, investment account management fees, scrap raw material sales, and litigation costs.

Earnings Per Share

Earnings per common share, and earnings per common share assuming dilution, are based on the weighted average number of common shares and, when dilutive, common equivalent shares outstanding during the year (see Note 11).

Dividends

The Board of Directors presently anticipates that it will declare a regular quarterly dividend so long as the current tax treatment of dividends exists and adequate levels of liquidity are maintained. During the years ended December 31, 2008, 2007 and 2006, ADTRAN paid $22.9 million, $24.6 million and $26.8 million, respectively, in dividend payments. On January 20, 2009, the Board of Directors declared a quarterly cash dividend of $0.09 per common share to be paid to holders of record at the close of business on February 5, 2009. The ex-dividend date was February 3, 2009 and the payment date was February 19, 2009. The quarterly dividend payment was $5.6 million.

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

Recently Issued Accounting Standards

During the first quarter of 2008, we adopted the following accounting standards, neither of which had a material effect on our consolidated results of operations or financial condition:

•

Financial Accounting Standards Board (FASB) Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (SFAS 159), provides entities the option to measure certain financial assets and financial liabilities at fair value, with changes in fair value recognized in earnings each period. SFAS 159 permits the fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. We adopted SFAS 159 as of January 1, 2008. We elected not to apply the provisions of SFAS 159 to our eligible financial assets and financial liabilities on the date of adoption. Accordingly, the initial application of SFAS 159 had no effect on our consolidated results of operations and financial condition.

•

FASB Statement No. 157, Fair Value Measurements (SFAS 157), establishes a definition of fair value and a framework for measuring fair value, and expands disclosures about fair value measurements. The definition of fair value focuses on the price that would be received upon the sale of an asset or the amount paid to transfer a liability. Under SFAS 157, the fair value measurement should reflect all of the assumptions that market participants would use in pricing the asset or liability. SFAS 157 establishes a three-level hierarchy to prioritize the inputs used in valuation techniques for fair value, consisting of: 1) observable inputs that reflect quoted prices in active markets; 2) inputs other than quoted prices with observable market data; and 3) unobservable data. SFAS 157 requires disclosures detailing the extent to which we measure assets and liabilities at fair value, the methods and assumptions used to measure fair value and the effect of fair value measurements on earnings. We adopted SFAS 157 in its entirety, including fair value measurements for nonfinancial assets and nonfinancial liabilities, and the initial application of SFAS 157 had no effect on our consolidated results of operations and financial condition. See Note 3 of Notes to Consolidated Financial Statements for more information.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, (SFAS 141R) which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any non-controlling interest in the acquiree in a business combination. SFAS 141R establishes principles stipulating how goodwill acquired in a business combination or a gain from a bargain purchase should be recognized and measured. The statement also expands the disclosure requirements related to the nature and financial impact of business combinations. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. We do not expect the adoption of SFAS 141R to have a material impact on our consolidated results of operations or financial condition.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51 (SFAS 160), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 also provides guidance when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We do not expect the adoption of SFAS 160 to have a material impact on our consolidated results of operations or financial condition.

Note 2—Stock Incentive Plans

Stock Incentive Program Descriptions

Our Board of Directors adopted the 1996 Employee Incentive Stock Option Plan (1996 Plan) effective February 14, 1996, as amended, under which 17.0 million shares of common stock were authorized for issuance to certain employees and officers through incentive stock options and non-qualified stock options. Options granted under the 1996 Plan typically become exercisable beginning after one year of continued employment, normally pursuant to a four or five-year vesting schedule beginning on the first anniversary of the grant date, and have a ten-year contractual term. The 1996 Plan expired February 14, 2006, and expiration dates of options outstanding at December 31, 2008 under the 1996 Plan range from 2009 to 2016.

On January 23, 2006, the Board of Directors adopted the 2006 Employee Stock Incentive Plan (2006 Plan), which authorizes 13.0 million shares of common stock for issuance to certain employees and officers through incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock and restricted stock units. The 2006 Plan was adopted by stockholder approval at our annual meeting of stockholders held on May 9, 2006. Options granted under the 2006 Plan typically become exercisable beginning after one year of continued employment, normally pursuant to a four-year vesting schedule beginning on the first anniversary of the grant date, and have a ten-year contractual term. Expiration dates of options outstanding at December 31, 2008 under the 2006 Plan range from 2016 to 2018.

Our stockholders approved the 2005 Directors Stock Option Plan (Directors Plan) on May 18, 2005, under which 0.4 million shares of common stock have been reserved. The Directors Plan is a formula plan to provide options to our non-employee directors. Options granted under the Directors Plan normally become exercisable in full on the first anniversary of the grant date, and have a ten-year contractual term. We currently also have options outstanding under the 1995 Directors Stock Option Plan, as amended, which expired October 31, 2005. Expiration dates of options outstanding under both plans at December 31, 2008 range from 2010 to 2018.

The following table is a summary of our stock options outstanding as of December 31, 2007 and 2008 and the changes that occurred during 2008:

(In thousands, except per share amounts)	Number of Options	Weighted Average Exercise Price	Weighted Avg. Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options outstanding, December 31, 2007	6,375	$19.79	5.94	$24,737

Options granted	969	$15.49
Options cancelled/forfeited	(184)	$25.32
Options exercised	(334)	$11.69

Options outstanding, December 31, 2008	6,826	$19.43	5.79	$6,889

Options exercisable, December 31, 2008	4,665	$19.12	4.32	$6,889

The following table further describes our stock options outstanding as of December 31, 2008:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Options Outstanding at 12/31/08	Weighted Avg. Remaining Contractual Life in Years	Weighted Average Exercise Price	Options Exercisable at 12/31/08	Weighted Average Exercise Price
$ 8.69 - $10.65	1,097	3.33	$10.12	1,097	$10.12
$10.66 - $18.02	1,805	6.40	$14.21	867	$13.04
$18.03 - $22.52	1,817	5.09	$21.00	1,449	$20.66
$22.53 - $30.03	1,597	7.93	$25.80	744	$27.46
$30.04 - $37.18	510	4.80	$32.37	508	$32.37

	6,826			4,665

All of the options above were issued at exercise prices that approximate fair market value at the date of grant. At December 31, 2008, 10.7 million options were available for grant under the shareholder approved plans.

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (the difference between ADTRAN’s closing stock price on the last trading day of 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2008. The amount of aggregate intrinsic value will change based on the fair market value of ADTRAN’s stock.

The total pre-tax intrinsic value of options exercised during 2008, 2007 and 2006 was $3.7 million, $14.5 million and $5.1 million, respectively. The fair value of options fully vesting during 2008, 2007 and 2006 was $7.4 million, $11.2 million and $4.7 million, respectively.

Restricted Stock Program Description

On November 6, 2008, the Compensation Committee of the Board of Directors approved the Performance Shares Agreement under the 2006 Plan which sets forth the terms and conditions of awards of performance-based restricted stock units (RSUs). Of the 13.0 million shares of common stock authorized for issuance under the 2006 Plan, ADTRAN may grant up to 5.0 million shares of common stock for issuance to certain employees and officers for awards other than stock options, which would include RSUs. For the grants made in 2008, the number of shares of common stock earned by a recipient pursuant to the RSUs is based on ADTRAN’s relative total shareholder return against a peer group at the end of a three-year performance period. Depending on the relative total shareholder return over the performance period, the recipient may earn from 0% to 150% of the shares underlying the RSUs, with the shares earned distributed upon the vesting of the RSUs at the end of the three-year performance period. The fair value of the award is based on the market price of our common stock on the date of grant, adjusted for the expected outcome of the impact of market conditions using a Monte Carlo Simulation valuation technique. A portion of the granted RSUs also vest and the underlying shares become deliverable upon the death or disability of the recipient or upon a change of control of ADTRAN, as defined by the 2006 Plan. The recipients of the RSUs receive dividend credits based on the shares of common stock underlying the RSUs. The dividend credits are vested, earned and distributed in the same manner as the RSUs. On November 6, 2008, the Compensation Committee granted 26,100 RSUs with a fair value at the date of grant of $17.05 per unit, to certain executive officers. As of December 31, 2008, there was approximately $0.4 million of total unamortized compensation cost related to the non-vested portion of this grant which will be recognized on a straight-line basis over the remainder of the three-year performance period.

Stock-Based Compensation

On January 1, 2006, ADTRAN adopted SFAS 123R, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including grants of stock options and RSUs, based on estimated fair values. SFAS 123R supersedes APB No. 25, which we previously applied, for periods beginning in fiscal 2006.

ADTRAN adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal 2006 year. Our Consolidated Statements of Income for the 12 months ended December 31, 2008, 2007 and 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, our Consolidated Statements of Income for prior periods have not been restated to reflect the impact of SFAS 123R. New awards are valued and accounted for prospectively upon adoption. Prior outstanding stock option awards that were not fully vested as of December 31, 2005 are being recognized as compensation expense in our Consolidated Statements of Income over their remaining requisite service periods based on their previously established fair values.

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

SFAS 123R requires companies to estimate the fair value of stock option awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest will be recognized as expense over the requisite service periods in our Consolidated Statements of Income. Stock-based compensation expense recognized in our Consolidated Statements of Income for the years ended December 31, 2008, 2007 and 2006 includes compensation expense for stock-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the stock-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Compensation expense for all stock option awards is recognized using the ratable single-option approach. Stock-based compensation expense recognized in our Consolidated Statements of Income for the years ended December 31, 2008, 2007 and 2006 is based on awards ultimately expected to vest; therefore, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. As such, we evaluated the need to record a cumulative effect adjustment for estimated forfeitures upon the adoption of SFAS 123R. Because this adjustment only applies to the extent that compensation cost was previously recognized for the unvested awards, no cumulative effect adjustment was recorded upon adoption of SFAS 123R.

ADTRAN uses the Black-Scholes option pricing model (Black-Scholes Model) for the purpose of determining the estimated fair value of stock option awards on the date of grant under SFAS 123R. The Black-Scholes Model requires the input of certain assumptions that involve judgment. Because our stock options have characteristics significantly different from those of traded options, and because changes in the input assumptions can materially affect the fair value estimate, existing models may not provide reliable measures of fair value of our stock options. ADTRAN uses the Monte Carlo Simulation valuation technique to value its performance-based RSUs. We will continue to assess the assumptions and methodologies used to calculate the estimated fair value of stock-based compensation. If circumstances change, and additional data becomes available over time, we may change our assumptions and methodologies, which may materially impact our fair value determination.

ADTRAN elected to adopt the alternative transition method, as permitted by FASB Staff Position No. FAS 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, to calculate the tax effects of stock-based compensation pursuant to SFAS 123R for those awards that were outstanding upon adoption of SFAS 123R. The alternative transition method allows the use of simplified methods to calculate the beginning capital-in-excess-of-par pool related to the tax effects of stock-based compensation and to determine the subsequent impact of the tax effects of stock-based compensation awards on the capital-in-excess-of-par pool and the Consolidated Statements of Cash Flows. Prior to the adoption of SFAS 123R, we reported all tax benefits resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123R requires cash flows resulting from the tax deductions in excess of the related compensation cost recognized in the financial statements (“excess tax benefits”) to be classified as financing cash flows. In accordance with SFAS 123R, excess tax benefits recognized in periods after the adoption date have been classified as financing cash flows. Excess tax benefits recognized in periods prior to the adoption date are classified as operating cash flows.

Valuation and Expense Information

The following table summarizes stock-based compensation expense related to stock options and RSUs under SFAS 123R for the years ended December 31, 2008, 2007 and 2006, which was recognized as follows:

(In thousands)	2008	2007	2006
Stock-based compensation expense included in cost of sales	$253	$268	$399

Selling, general and administrative expense	3,263	3,495	3,945
Research and development expense	3,822	4,052	3,794

Stock-based compensation expense included in operating expenses	7,085	7,547	7,739

Total stock-based compensation expense	7,338	7,815	8,138
Tax benefit for expense associated with non-qualified options	(669)	(680)	(971)

Total stock-based compensation expense, net of tax	$6,669	$7,135	$7,167

At December 31, 2008, total compensation cost related to non-vested stock options and RSUs not yet recognized was approximately $15.2 million, which is expected to be recognized over an average remaining recognition period of 2.8 years.

The stock option pricing model requires the use of several significant assumptions that impact the fair value estimate. These variables include, but are not limited to, the volatility of our stock price and employee exercise behaviors. The assumptions and variables used for the current period grants were developed based on SFAS 123R and SEC guidance contained in Staff Accounting Bulletin 107. There were no material changes made during 2008 to the methodology used to determine our assumptions.

The weighted-average estimated fair value of stock options granted to employees and directors during the twelve months ended December 31, 2008, 2007 and 2006 was $4.96 per share, $8.76 per share and $9.33 per share, respectively, with the following weighted-average assumptions:

	2008	2007	2006
Expected volatility	41.70%	43.42%	47.40%
Risk-free interest rate	2.43%	4.02%	4.58%
Expected dividend yield	2.33%	1.56%	1.58%
Expected life (in years)	4.97	4.98	4.90

We based our estimate of expected volatility for the 12 months ended December 31, 2008, 2007 and 2006 on the sequential historical daily trading data of our common stock for a period equal to the expected life of the options granted. The selection of the historical volatility method was based on available data indicating our historical volatility is as equally representative of ADTRAN’s future stock price trends as is implied volatility. We have no reason to believe the future volatility of our stock price is likely to differ from its past volatility.

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

The RSU pricing model also requires the use of several significant assumptions that impact the fair value estimate. The estimated fair value of the RSUs granted to employees on November 6, 2008 was $17.05, with the following assumptions:

2008
Expected volatility	38.61%
Risk-free interest rate	1.63%
Expected dividend yield	2.35%
Fair value of future dividend payments	$1.06

Stock-based compensation expense recognized in our Consolidated Statements of Income for the 12 months ended December 31, 2008, 2007 and 2006 is based on RSUs and options ultimately expected to vest, and has been reduced for estimated forfeitures. Estimates for forfeiture rates are based upon historical experience and are evaluated quarterly. We expect our forfeiture rate for stock option awards to be approximately 5.0% annually. We estimated a 0% forfeiture rate for our RSUs due to the limited number of recipients and lack of historical experience for these awards.

Note 3—Investments

We classify our investments as available-for-sale. At December 31, 2008, we held the following securities and investments, recorded at either fair value or cost.

(In thousands)	Amortized Cost	Gross Unrealized		Fair Value / Carrying Value
		Gains	Losses
Deferred compensation plan assets	$3,137	$—	$(680)	$2,457
Government agency security	1,995	4	—	1,999
Municipal fixed-rate bonds	115,792	1,152	(1)	116,943
Municipal variable rate demand notes	52,633	—	—	52,633
Fixed income bond fund	1,279	—	(395)	884
Marketable equity securities	12,014	1,740	(2,110)	11,644

Available-for-sale securities held at fair value	$186,850	$2,896	$(3,186)	$186,560

Restricted investments held at cost				48,750
Other investments held at cost				2,208

Total carrying value of available-for-sale securities and investments				$237,518

At December 31, 2007, we held the following securities and investments, recorded at either fair value or cost.

(In thousands)	Amortized Cost	Gross Unrealized		Fair Value / Carrying Value
		Gains	Losses
Deferred compensation plan assets	$2,953	$205	$(2)	$3,156
Municipal fixed-rate bonds	121,800	333	(24)	122,109
Municipal variable rate demand notes	47,475	—	—	47,475
Municipal auction rate securities	8,970	—	—	8,970
Fixed income bond fund	1,194	—	(25)	1,169
Marketable equity securities	14,904	7,825	(994)	21,735

Available-for-sale securities held at fair value	$197,296	$8,363	$(1,045)	$204,614

Restricted investments held at cost				49,000
Other investments held at cost				2,098

Total carrying value of available-for-sale securities and investments				$255,712

At December 31, 2008 and 2007, we held $2.5 million and $3.2 million, respectively, of deferred compensation plan assets, carried at fair value.

At December 31, 2008, we held $2.0 million in securities issued by a single government agency, with a maturity of February 2009.

At December 31, 2008 and 2007, we held $116.9 million and $122.1 million of municipal fixed-rate bonds. At December 31, 2008, approximately 54% of our municipal fixed-rate bond portfolio had a credit rating of AAA and 46% had a credit rating of AA. These bonds are classified as available-for-sale investments and had an average duration of 1.0 years at December 31, 2008. Because our bond portfolio has a high quality rating and contractual maturities of a short duration, we are able to obtain prices for these bonds derived from observable market inputs, or for similar securities traded in an active market, on a daily basis. As of December 31, 2008, municipal fixed-rate bonds had the following contractual maturities:

(In thousands)	2008
Maturity
Less than one year	$41,645
One year to three years	75,298

Total	$116,943

At December 31, 2008 and 2007, we held $52.6 million and $47.5 million of municipal variable rate demand notes, all of which were classified as available-for-sale short-term investments. At December 31, 2008, these municipal variable rate demand notes had a credit rating of A-1+ or VMIG-1 and contained put options of seven days. Thus, despite the long-term nature of their stated contractual maturities, we believe we have the ability to quickly liquidate these securities. Our investments in these securities are recorded at fair value, and the interest rates reset every seven days. We have the ability to sell our variable rate demand notes to the remarketing agent, tender agent or issuer in the event we decide to liquidate our investment in a particular variable rate demand note. Approximately 75% of our variable rate demand notes are supported by letters of credit from banks that we believe are in good financial condition. As a result, we had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from these investments. All income generated from these investments was recorded as interest income. We have not been required to record any losses relating to municipal variable rate demand notes or municipal auction rate securities, and we have held no municipal auction rate securities since February 7, 2008.

At December 31, 2008, we held $11.6 million of marketable equity securities, including a single security, of which we held 2.5 million shares, carried at a fair value of $2.5 million. The single security traded approximately 59,000 shares per day in 2008, in an active market on a European stock exchange. This single security carried $1.6 million of the gross unrealized gains included in the fair value of our marketable equity securities at December 31, 2008. The remaining $0.1 million of unrealized gains and $2.1 million of gross unrealized losses at December 31, 2008 were spread amongst more than 350 equity securities. At December 31, 2007, we held $21.7 million of marketable equity securities, including the single security mentioned above, of which we held 2.5 million shares, carried at a fair value of $6.7 million. This single security carried $5.8 million of the gross unrealized gains included in the fair value of our marketable equity securities at December 31, 2007. The remaining $2.0 million of unrealized gains and $1.0 million of gross unrealized losses at December 31, 2007 were spread amongst more than 300 securities.

At December 31, 2008 and 2007, we held $0.9 million and $1.2 million of a fixed income bond fund. This bond fund had unrealized losses of $0.4 million and $25,000 at December 31, 2008 and 2007, respectively.

At December 31, 2008 and 2007, we held a $48.8 million and $49.0 million, respectively, restricted certificate of deposit, which is carried at cost. This investment serves as a collateral deposit against the principal amount outstanding under loans made to ADTRAN pursuant to an Alabama State Industrial Development Authority revenue bond (the Bond). ADTRAN has the right to set-off the balance of the Bond with the collateral deposit in order to reduce the balance of the indebtedness. For more information on the Bond, see Note 6 of Notes to Consolidated Financial Statements.

At December 31, 2008 and 2007, we held $2.2 million and $2.1 million, respectively, of other investments carried at cost, consisting of two private equity funds and a direct investment in a privately held telecommunications equipment manufacturer. The fair value of these investments was estimated to be approximately $10.9 million at December 31, 2008, based on unobservable inputs including information supplied by the investees. We have committed to invest up to an aggregate of $7.9 million in the two private equity funds, and we have contributed $7.9 million as of December 31, 2008, of which $7.4 million has been applied toward these commitments. As of December 31, 2008, we have received distributions related to these two private equity funds of $6.3 million, of which $0.6 million was recorded as a realized investment gain. These investments are carried at cost, net of distributions, with distributions in excess of our investment recorded as a realized investment gain. The duration of each of these commitments is ten years with $0.2 million expiring in 2010 and $0.3 million expiring in 2012.

We review our investment portfolio for potential “other-than-temporary” declines in value on an individual investment basis. We assess, on a quarterly basis, significant declines in value which may be considered other-than-temporary and, if necessary, recognize and record the appropriate charge to write-down the carrying value of such investments. In making this assessment, we take into consideration qualitative and quantitative information, including but not limited to the following: the magnitude and duration of historical declines in market prices, credit rating activity, assessments of liquidity, public filings, and statements made by the issuer. We generally begin our identification of potential other-than-temporary impairments by reviewing any security with a fair value that has declined from its original or adjusted cost basis by more than 25% for more than six months. We then evaluate the individual security based on the previously identified factors to determine the amount of the write-down, if any. Because of the strained credit markets and deterioration in the equity markets experienced in the fourth quarter of 2008, we expanded the impairment review of our investments to assess the impact of these factors on our ability to recover our cost in every security whose value had declined from its original or adjusted cost by more than 25%, regardless of the historical duration of the decline. We then evaluated individual securities to determine the amount of the write-down, if any. As a result, we recorded an other-than-temporary impairment charge of $1.8 million during the fourth quarter of 2008 related to 96 marketable equity securities. As long as current market conditions continue to exist, we will continue to complete a similar review of individual securities for impairment each quarter. For each of the years ended December 31, 2008, 2007 and 2006 we recorded a charge of $2.4 million, $0.1 million and $0.1 million, respectively, related to the other-than-temporary impairment of certain publicly traded equity securities. Although we believe our marketable equity security portfolio is diversified, if the market conditions experienced at and subsequent to December 31, 2008 prove to be other-than-temporary, we may be required to record additional impairments.

Realized gains and losses on sales of securities are computed under the specific identification method. The following table presents gross realized gains and losses related to our investments.

Year Ended December 31,	2008	2007	2006
(In thousands)
Gross realized gains	$1,884	$1,075	$2,158
Gross realized losses	$(4,293)	$(577)	$(779)

The following table presents the breakdown of investments with unrealized losses at December 31, 2008.

(In thousands)	Continuous Unrealized Loss Position for Less than 12 Months		Continuous Unrealized Loss Position for 12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Deferred compensation plan assets	$2,435	$(658)	$22	$(22)	$2,457	$(680)
Municipal fixed-rate bonds	1,573	(1)	—	—	1,573	(1)
Fixed income bond fund	—	—	884	(395)	884	(395)
Marketable equity securities	5,627	(1,848)	554	(262)	6,181	(2,110)

Total	$9,635	$(2,507)	$1,460	$(679)	$11,095	$(3,186)

The following table presents the breakdown of investments with unrealized losses at December 31, 2007.

(In thousands)	Continuous Unrealized Loss Position for Less than 12 Months		Continuous Unrealized Loss Position for 12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Deferred compensation plan assets	$94	$(2)	$—	$—	$94	$(2)
Municipal fixed-rate bonds	1,320	(2)	16,320	(22)	17,640	(24)
Fixed income bond fund	1,169	(25)	—	—	1,169	(25)
Marketable equity securities	4,270	(827)	407	(167)	4,677	(994)

Total	$6,853	$(856)	$16,727	$(189)	$23,580	$(1,045)

The increase in unrealized losses during 2008, as reflected in the tables above, primarily occurred during the fourth quarter of 2008 due to the impact of strained credit markets and deteriorating equity market conditions on the value of these investments. At December 31, 2008, a total of 216 of our marketable equity securities were in an unrealized loss position.

In accordance with SFAS 157, we have categorized our cash equivalents held in money market funds and our investments held at fair value into a three-level fair value hierarchy based on the priority of the inputs to the valuation technique for the cash equivalents and investments as follows: Level 1 - Values based on unadjusted quoted prices for identical assets or liabilities in an active market; Level 2 - Values based on quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability; Level 3 - Values based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs include information supplied by investees.

(In thousands)	Fair Value Measurements at December 31, 2008 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$25,389	$25,389	$—	$—

Available-for-sale securities held at fair value
Deferred compensation plan assets	2,457	2,457	—	—
Government agency security	1,999	—	1,999	—
Municipal fixed-rate bonds	116,943	—	116,943	—
Municipal variable rate demand notes	52,633	—	52,633	—
Fixed income bond fund	884	884	—	—
Marketable equity securities	11,644	11,644	—	—

Available-for-sale securities held at fair value	186,560	14,985	171,575	—

Total	$211,949	$40,374	$171,575	$—

Note 4—Inventory

At December 31, 2008 and 2007, inventory was comprised of the following:

(In thousands)	2008	2007
Raw materials	$32,591	$30,519
Work in process	1,552	2,552
Finished goods	20,991	21,899
Inventory reserve	(7,728)	(6,424)

Total	$47,406	$48,546

Note 5—Property, Plant and Equipment

At December 31, 2008 and 2007, property, plant and equipment were comprised of the following:

(In thousands)	2008	2007
Land	$4,263	$4,263
Building and land improvements	13,508	11,856
Building	68,495	68,554
Furniture and fixtures	15,690	15,735
Computer hardware and software	55,125	52,734
Engineering and other equipment	74,864	70,007

Total Property, Plant and Equipment	231,945	223,149
Less accumulated depreciation	(156,458)	(147,180)

Total Property, Plant and Equipment (net)	$75,487	$75,969

Depreciation expense was $9.9 million, $10.7 million and $10.8 million in 2008, 2007 and 2006, respectively.

Note 6—Alabama State Industrial Development Authority Financing and Economic Incentives

In conjunction with an expansion of our Huntsville, Alabama, facility, we were approved for participation in an incentive program offered by the State of Alabama Industrial Development Authority (the “Authority”). Pursuant to the program, on January 13, 1995, the Authority issued $20.0 million of its taxable revenue bonds and loaned the proceeds from the sale of the bonds to ADTRAN. The bonds were originally purchased by AmSouth Bank of Alabama, Birmingham, Alabama (the “Bank”). Wachovia Bank, N.A., Nashville, Tennessee (formerly First Union National Bank of Tennessee) (the “Bondholder”), which was acquired by Wells Fargo & Company on December 31, 2008, purchased the original bonds from the Bank and made further advances to the Authority, bringing the total amount outstanding to $50.0 million. An Amended and Restated Taxable Revenue Bond (“Amended and Restated Bond”) was issued and the original financing agreement was amended. The Amended and Restated Bond bears interest, payable monthly. The interest rate is 5%. The Amended and Restated Bond matures on January 1, 2020. The estimated fair value of the bond at December 31, 2008 was approximately $44.4 million, based on a debt security with a comparable interest rate and maturity and a Standard &

Poor’s credit rating of AA. We are required to make payments to the Authority in amounts necessary to pay the principal of and interest on the Amended and Restated Bond. Included in long-term investments at December 31, 2008 is $48.8 million which is invested in a restricted certificate of deposit. These funds serve as a collateral deposit against the principal of this bond, and ADTRAN has the right to set-off the balance of the Bond with the collateral deposit in order to reduce the balance of the indebtedness. In conjunction with this program, we are eligible to receive certain economic incentives from the state of Alabama that reduce the amount of payroll withholdings that we are required to remit to the state for those employment positions that qualify under the program. We realized $1.4 million in economic incentives for each of the years ended December 31, 2008, 2007 and 2006.

Due to continued positive cash flow from operating activities, ADTRAN made a business decision to begin an early partial redemption of the bond as evidenced by a $0.2 million principal payment in the third quarter of 2008 and a $0.5 million principal payment in the third quarters of 2006 and 2007. It is our intent to make annual principal payments of between $0.5 million and $5.0 million per year in addition to the interest amounts that are due. In connection with this decision, $0.5 million of the bond debt has been reclassified to a current liability in the Consolidated Balance Sheet.

Note 7—Income Taxes

A summary of the components of the provision for income taxes as of December 31, 2008, 2007 and 2006 is as follows:

(In thousands)	2008	2007	2006
Current
Federal	$37,245	$38,956	$40,121
State	3,350	3,270	4,403

Total current	40,595	42,226	44,524
Deferred tax benefit	(903)	(2,990)	(4,332)

Total provision for income taxes	$39,692	$39,236	$40,192

The effective income tax rate differs from the federal statutory rate due to the following:

	2008	2007	2006
Tax provision computed at the federal statutory rate	35.00%	35.00%	35.00%
State income tax provision, net of federal benefit	2.95%	2.95%	3.58%
Federal research credits	(1.86)%	(1.64)%	(1.39)%
Tax-exempt income	(1.59)%	(2.43)%	(2.79)%
State tax incentives	(1.15)%	(1.19)%	(1.14)%
Stock-based compensation	1.59%	1.71%	1.58%
Extra-territorial income	0.0%	0.0%	(0.43)%
Domestic production activity deduction	(1.62)%	(0.95)%	(0.53)%
Life insurance	0.0%	(0.28)%	0.0%
Other, net	0.24%	0.78%	0.03%

Effective tax rate	33.56%	33.95%	33.91%

Deferred income taxes on the balance sheet result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The principal components of our current and non-current deferred taxes are as follows:

(In thousands)	2008	2007
Current deferred tax assets
Accounts receivable	$14	$41
Inventory	4,656	4,028
Accrued expenses	3,959	3,590
State tax and interest expense	24	—

Total current deferred tax assets	8,653	7,659
Non-current deferred tax assets
Accrued expenses	55	87
Deferred compensation	1,249	1,184
Stock-based compensation	2,248	1,552
State tax and interest expense	900	843
Investments	2,220	—
Other	107	222
State research credits	1,581	1,236
Valuation allowance	(1,581)	(1,236)

Total non-current deferred tax assets	6,779	3,888

Total deferred tax assets	$15,432	$11,547

Non-current deferred tax liabilities	2008	2007
Accumulated depreciation	$(2,859)	$(1,644)
Investments	—	(1,131)

Total non-current deferred tax liabilities	$(2,859)	$(2,775)

Net deferred tax assets	$12,573	$8,772

At December 31, 2008 and 2007, non-current deferred tax liabilities related to investments reflect amounts provided for changes in unrealized gains and losses on available-for-sale investments. The net change in non-current deferred taxes associated with these investments, a deferred tax benefit of $2.9 million in 2008 and a deferred tax provision of $1.4 million in 2007, is recorded as an adjustment to other comprehensive income, presented in the Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income.

We have state research tax credit carry-forwards of $1.6 million which will expire between 2015 and 2023. These carry-forwards were caused by tax credits in excess of our annual tax liabilities to an individual state where we no longer generate sufficient state income. In accordance with SFAS No. 109, Accounting for Income Taxes, we believe it is more likely than not that we will not realize the benefits of our deferred tax asset arising from these credits, and accordingly, have provided a valuation allowance. We do not provide for U.S. income tax on undistributed earnings of our foreign operations, whose earnings are intended to be permanently reinvested. For years ended December 31, 2008, 2007 and 2006, foreign profits before income taxes were not material.

During 2008, 2007 and 2006, we recorded an income tax deduction of $1.0 million, $4.4 million and $1.6 million, respectively, as an adjustment to equity in accordance with SFAS 123R. This deduction is calculated on the difference between the exercise price of stock option exercises and the market price of the underlying common stock upon exercise. For the years ended December 31, 2008, 2007 and 2006, approximately 64%, 52% and 86%, respectively, of the income tax deduction related to disqualifying dispositions of shares acquired upon exercise of incentive stock options and 36%, 48% and 14%, respectively, related to non-qualified stock options.

On January 1, 2007, ADTRAN adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement 109 (FIN 48), which requires a company to recognize the benefit of a tax position in its financial statements only if that position is “more likely than not” of being sustained on an audit basis solely on the technical merit of the position. The adoption of FIN 48 resulted in a decrease to stockholders’ equity of $1.2 million on January 1, 2007 for unrecognized tax expense, of which $0.5 million was related to estimated interest and penalties. The change in the unrecognized income tax benefits for 2008 and 2007 is reconciled below:

(In thousands)	2008 Gross Unrecognized Income Tax Benefit	2007 Gross Unrecognized Income Tax Benefit
Unrecognized income tax benefit as of December 31, 2007 and January 1, 2007, respectively	$3,772	$2,877
Increases for tax positions related to:
Prior years	473	1,060
Current year	864	563
Decreases for tax positions related to:
Prior years	(134)	(106)
Current year	—	—
Settlements with taxing authorities	(69)	(502)
Expiration of applicable statute of limitations	(939)	(120)

Unrecognized income tax benefits as of December 31,	$3,967	$3,772

As of December 31, 2008 and 2007, our total liability for unrecognized tax benefits was $4.0 million and $3.8 million, respectively, of which $2.9 million and $2.7 million, respectively, would reduce our effective tax rate if we were successful in upholding all of the uncertain positions and recognized the amounts recorded. We classify interest and penalties recognized on the liability for unrecognized tax benefits as income tax expense. The balances of accrued interest and penalties were $1.2 million and $1.1 million as of December 31, 2008 and 2007, respectively, and are included in the table above.

We do not anticipate a single tax position generating a significant increase or decrease in our liability for unrecognized tax benefits within 12 months of this reporting date. We file income tax returns in the U.S. federal and various state jurisdictions and several foreign jurisdictions. We have been audited by the Internal Revenue Service through the 2004 tax year and by the State of Alabama through the 2006 tax year. Generally, we are not subject to changes in income taxes by any taxing jurisdiction for the years prior to 2004.

Note 8—Employee Benefit Plans

401(k) Savings Plan

We maintain the ADTRAN, Inc. 401(k) Retirement Plan (Savings Plan) for the benefit of our eligible employees. The Savings Plan is intended to qualify under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended (Code), and is intended to be a “safe harbor” 401(k) plan under Code Section 401(k)(12). The Savings Plan allows employees to save for retirement by contributing part of their compensation to the plan on a tax-deferred basis. The Savings Plan also requires us to contribute a “safe harbor” amount each year. In 2007 and 2006, we contributed an amount equal to 3% of compensation for eligible employees who had completed a year of service by the end of the year. Beginning January 1, 2008, we changed our contribution such that we matched up to 4% of employee contributions (100% of an employee’s first 3% of contributions and 50% of his or her next 2% of contributions). In calculating our matching contribution, we only use compensation up to the statutory maximum under the Code ($230,000 for 2008). All contributions under the Savings Plan are 100% vested. Expenses recorded for employer contributions and plan administration costs for the Savings Plan amounted to approximately $3.9 million, $3.1 million and $3.0 million in 2008, 2007 and 2006, respectively.

Deferred Compensation Plan

We maintain the ADTRAN, Inc. Deferred Compensation Plan (Deferred Compensation Plan). This plan is offered as a supplement to our tax-qualified 401(k) plan and is available to our management and highly compensated employees who have been designated by our Board of Directors. The deferred compensation plan allows participants to defer all or a portion of certain specified bonuses and up to 25% of remaining cash compensation, and permits us to make matching contributions on a discretionary basis, without the limitations that apply to the 401(k) plan. To date, we have not made any matching contributions under this plan. We have set aside the plan assets in a rabbi trust (Trust) and all contributions are credited to bookkeeping accounts for the participants. The Trust assets are subject to the claims of our creditors in the event of bankruptcy or insolvency. The assets of the Trust are deemed to be invested in pre-approved mutual funds as directed by each participant, and the participant’s bookkeeping account is credited with the earnings and losses attributable to those investments. None of the Trust assets are invested in shares of ADTRAN common stock. Benefits are usually distributed six months after termination of employment in a single lump sum cash payment. We account for the Deferred Compensation Plan in accordance with EITF Abstract 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested.

Assets of the Trust are deemed invested in mutual funds that cover an investment spectrum ranging from equities to money market instruments. These mutual funds are publicly quoted and reported at fair value. We account for these investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The fair value of the assets held by the Trust and the amounts payable to the plan participants are as follows:

(In thousands)	2008	2007
Fair Value of Plan Assets
Short-term Investments	$—	$92
Long-term Investments	2,457	3,064

Total Fair Value of Plan Assets	$2,457	$3,156

Amounts Payable to Plan Participants
Current Liabilities	$—	$92
Non-current Liabilities	2,457	3,064

Total Amounts Payable to Plan Participants	$2,457	$3,156

In accordance with EITF 97-14, changes in the fair value of the plan assets held by the Trust have been included as other income in the accompanying 2008 and 2007 Consolidated Statements of Income and in other comprehensive income in the accompanying 2008 and 2007 Consolidated Balance Sheets. Changes in the fair value of the deferred compensation liability are included as selling, general and administrative expense in the accompanying 2008, 2007 and 2006 Consolidated Statements of Income. Based on the changes in the total fair value of the Trust’s assets, we recorded deferred compensation adjustments in 2008, 2007 and 2006 of $(0.9) million, $0.3 million and $0.3 million, respectively.

Retiree Medical Coverage

We provide medical, dental and prescription drug coverage to one retired former officer and his spouse, for his life, on the same terms as provided to our active officers, and to the spouse of a former deceased officer for up to 30 years. This liability totaled $0.2 million at December 31, 2008 and 2007.

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

The following table presents information about the reported sales and gross profit of our reportable segments for each of the years ended December 31, 2008, 2007 and 2006. Asset information by reportable segment is not reported, since ADTRAN does not produce such information internally.

Sales and Gross Profit by Market Segment

(In thousands)	2008		2007		2006
	Sales	Gross Profit	Sales	Gross Profit	Sales	Gross Profit
Carrier Networks	$392,219	$236,168	$358,023	$212,818	$356,606	$208,549
Enterprise Networks	108,457	62,737	118,755	70,168	116,102	70,412

	$500,676	$298,905	$476,778	$282,986	$472,708	$278,961

Sales by Product

Our three major product categories are Carrier Systems, Business Networking and Loop Access.

Carrier Systems products are used by telecommunications service providers to provide last mile access in support of data, voice and video services to consumers and enterprises. The Carrier Systems category includes our broadband access products comprising Total Access® 5000 multi-access and aggregation platform products, Fiber-To-The-Node (FTTN) products and Digital Subscriber Line Access Multiplexer (DSLAM) products. Our broadband access products are used by service providers to deliver high-speed Internet access, Voice over Internet Protocol (VoIP), IP Television (IPTV), and/or Ethernet services from central office or remote terminal locations to customer premises. The Carrier Systems category also includes our optical access products. These products consist of optical access multiplexers including our family of OPTI® products. Optical access products are used to deliver higher bandwidth services, or to aggregate large numbers of low bandwidth services for transportation across fiber optic infrastructure. Total Access® 1500 products, 303 concentrator products, M13 multiplexer products and wireless network backhaul products are also included in the Carrier Systems product category.

Business Networking products provide enterprises access to telecommunication networks and facilitate networking capabilities for voice, data and video networks. The Business Networking category includes Internetworking products and Integrated Access Devices (IADs). Internetworking products consist of our IP Business Gateways and NetVanta® product lines. NetVanta® products include IP multi-service access routers, Ethernet switches, Internet security/firewall appliances, IP Private Branch Exchange (PBX) products, IP phone products and Carrier Ethernet Network Terminating Equipment.

Loop Access products are used by carrier and enterprise customers for access to copper-based telecommunications networks. The Loop Access category includes products such as Digital Data Service (DDS) and Integrated Services Digital Network (Total Reach®) products, High bit-rate Digital Subscriber Line (HDSL) products including Total Access® 3000 based HDSL and Time Division Multiplexed-Symmetrical HDSL (TDM-SHDSL) products, T1/E1/T3, Channel Service Units/Data Service Units, and TRACER® fixed wireless products.

The table below presents sales information by product category for the years ended December 31, 2008, 2007 and 2006:

(In thousands)	2008	2007	2006
Carrier Systems	$206,225	$179,769	$175,283
Business Networking	89,577	88,329	87,934
Loop Access	204,874	208,680	209,491

Total	$500,676	$476,778	$472,708

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

The table below presents subcategory revenues for the years ended December 31, 2008, 2007 and 2006:

(In thousands)	2008	2007	2006
Broadband Access (included in Carrier Systems)	$102,335	$83,951	$80,124
Optical Access (included in Carrier Systems)	53,844	43,109	36,481
Internetworking (NetVanta® & Multi-service Access Gateways) (included in Business Networking)	65,791	53,381	36,102

Growth Products	$221,970	$180,441	$152,707
HDSL (does not include T1) (included in Loop Access)	179,814	173,550	173,994
Other products (included in the above table)	98,892	122,787	146,007

Traditional Products	$278,706	$296,337	$320,001

Total	$500,676	$476,778	$472,708

Sales by Geographic Region

The following is sales information by geographic area for the years ended December 31, 2008, 2007 and 2006:

(In thousands)	2008	2007	2006
United States	$470,563	$437,159	$440,757
International	30,113	39,619	31,951

Total	$500,676	$476,778	$472,708

Single customers comprising more than 10% of our revenue in 2008 include AT&T Inc. at 24%, Qwest Communications International at 16%, Verizon Communications, Inc. at 12%, and Embarq Corporation (formerly Sprint Corporation) at 10%. Single customers comprising more than 10% of our revenue in 2007 include AT&T Inc. at 23%, Qwest Communications International at 13%, Embarq Corporation at 12%, and Verizon Communications, Inc. at 12%. Single customers comprising more than 10% of our revenue in 2006 included AT&T Inc. at 24%, Embarq Corporation at 13% and Verizon Communications, Inc. at 13%. No other customer accounted for 10% or more of our sales in 2008, 2007, or 2006.

Sales to domestic incumbent local exchange carriers (ILECs) amounted to approximately 62%, 60% and 56% of total sales during the years ended December 31, 2008, 2007 and 2006, respectively. In addition, a significant portion of our products are sold directly to distributors and certain value-added resellers, which accounted for approximately 26%, 26% and 31% of our revenue for each of the years ended December 31, 2008, 2007 and 2006, respectively.

As of December 31, 2008, long-lived assets, net totaled $75.5 million, which includes $75.3 million held in the United States and $0.2 million held outside the United States. As of December 31, 2007, long-lived assets, net, totaled $76.0 million, which includes $75.7 million held in the United States and $0.3 million held outside the United States.

Note 10—Commitments and Contingencies

In the ordinary course of business, we may be subject to various legal proceedings and claims, including employment disputes, patent claims, disputes over contract agreements and other commercial disputes. In some cases, claimants seek damages or other relief, such as royalty payments related to patents, which, if granted, could require significant expenditures. Although the outcome of any claim or litigation can never be certain, it is our opinion that the outcome of all contingencies of which we are currently aware will not materially affect our business, operations, financial condition or cash flows.

We lease office space and equipment under operating leases which expire at various dates through 2013. As of December 31, 2008, future minimum rental payments under non-cancelable operating leases with original maturities of greater than 12 months are approximately as follows:

(In thousands)
2009	$1,196
2010	1,010
2011	490
2012	110
After 2012	16

Total	$2,822

Rental expense was approximately $1.5 million in 2008 and 2007 and $1.3 million in 2006.

Note 11—Earnings Per Share

A summary of the calculation of basic and diluted earnings per share (EPS) for the years ended December 31, 2008, 2007 and 2006 is as follows:

	Year Ended
(In thousands, except for per share amounts)	2008	2007	2006
Numerator
Net Income	$78,581	$76,335	$78,333

Denominator
Weighted average number of shares—basic	63,549	67,848	73,451
Effect of dilutive securities—stock options	859	1,364	1,746

Weighted average number of shares—diluted	64,408	69,212	75,197

Net income per share – basic	$1.24	$1.13	$1.07
Net income per share – diluted	$1.22	$1.10	$1.04

For the years ended December 31, 2008, 2007 and 2006, 3.5 million, 3.5 million and 1.5 million stock options were outstanding but were not included in the computation of that year’s diluted EPS because the options’ exercise prices were greater than the average market price of the common shares, therefore making them anti-dilutive under the treasury stock method.

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

Unaudited Quarterly Operating Results

(In thousands, except for per share amounts)

Three Months Ended	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Net sales	$119,885	$131,183	$137,195	$112,413
Gross profit	$70,240	$79,394	$81,683	$67,588
Operating income	$25,140	$33,470	$33,678	$21,512
Net income	$17,047	$22,414	$22,411	$16,709
Earnings per common share assuming dilution (1)	$0.26	$0.34	$0.35	$0.27
Earnings per common share	$0.26	$0.35	$0.36	$0.27

Three Months Ended	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Net sales	$110,312	$123,674	$123,821	$118,971
Gross profit	$65,790	$73,559	$74,118	$69,519
Operating income	$20,956	$27,858	$30,048	$25,428
Net income	$16,928	$19,843	$21,453	$18,111
Earnings per common share assuming dilution (1)	$0.24	$0.28	$0.31	$0.27
Earnings per common share	$0.24	$0.29	$0.32	$0.28

(1)	Assumes exercise of dilutive stock options calculated under the treasury stock method.

Note 13—Related Party Transactions

We employ the law firm of our director emeritus for legal services. All bills for services rendered by this firm are reviewed and approved by our chief financial officer. We believe that the fees for such services are reasonable and comparable to those charged by other firms for services rendered to us. We paid $0.1 million during each of the years ended December 31, 2008, 2007 and 2006 for these legal services.

Note 14—Subsequent Events

On January 20, 2009, the Board declared a quarterly cash dividend of $0.09 per common share to be paid to stockholders of record at the close of business on February 5, 2009. The quarterly dividend payment was $5.6 million and was paid on February 19, 2009.

During the first quarter of 2009 and as of February 25, 2009, ADTRAN repurchased 0.1 million shares of its common stock through open market purchases at an average cost of $14.51 per share and has the authority to repurchase an additional 3.4 million shares under the plan approved by the Board of Directors on April 14, 2008.

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

Information relating to nominees for director of ADTRAN and compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the captions “Proposal 1–Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance,” respectively, in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 6, 2009. Such information is incorporated herein by reference. The definitive Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2008. Information relating to the executive officers of ADTRAN, pursuant to Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K, is set forth at Part I, Item 4A of this report under the caption “Executive Officers of the Registrant.” This information is incorporated herein by reference.

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

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Income for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Changes in Stockholders’ Equity and Other Comprehensive Income for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006

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

Exhibit Number	Description
3.1	Certificate of Incorporation, as amended (Exhibit 3.1 to ADTRAN’s Registration Statement on Form S-1, No. 33-81062 (the “Form S-1 Registration Statement”)).

3.2	Bylaws, as amended (Exhibit 3.1 to ADTRAN’s Current Report on Form 8-K filed October 16, 2007).

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

(d)    ADTRAN, Inc. Deferred Compensation Plan, as amended and restated as of January 1, 2008. *

(e)    ADTRAN, Inc. Management Incentive Bonus Plan (Exhibit 10.1 to ADTRAN’s Form 8-K on February 3, 2006).

(f)     ADTRAN, Inc. 2006 Employee Stock Incentive Plan (Exhibit 4.1 to ADTRAN’s Registration Statement on Form S-8 (File No. 333-133927) filed on May 9, 2006).

(g)    First Amendment to the ADTRAN, Inc. 2006 Employee Stock Incentive Plan (Exhibit 10.3(h) to ADTRAN’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”)).

(h)    Form of Nonqualified Stock Option Agreement under the 2006 Employee Stock Incentive Plan (Exhibit 10.1 to ADTRAN’s Form 8-K filed June 8, 2006).

(i)     Form of Incentive Stock Option Agreement under the 2006 Employee Stock Incentive Plan (Exhibit 10.2 to ADTRAN’s Form 8-K filed June 8, 2006).

(j)     ADTRAN, Inc. 2005 Directors Stock Option Plan (Exhibit 10.1 to ADTRAN’s Form 8-K filed on May 20, 2005).

(k)    First Amendment to the ADTRAN, Inc. 2005 Directors Stock Option Plan (Exhibit 10.3(l) to the 2007 Form 10-K).

(l)     Summary of Non-Employee Director Compensation (Exhibit 10.3(k) to ADTRAN’s Form 10-K filed on February 28, 2007).

(m)   Form of Performance Shares Agreement under the ADTRAN, Inc. 2006 Employee Stock Incentive Plan (Exhibit 10.1 to ADTRAN’s Form 8-K filed on November 6, 2008).

*21	Subsidiaries of ADTRAN.

*23	Consent of PricewaterhouseCoopers LLP.

*24	Powers of Attorney.

*31	Rule 13a-14(a)/15d-14(a) Certifications.

*32	Section 1350 Certifications.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 26, 2009.

ADTRAN, Inc.
(Registrant)

By:	/s/ James E. Matthews
James E. Matthews
Senior Vice President – Finance,
Chief Financial Officer, Treasurer, Secretary and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 26, 2009.

Signature	Title

/s/ Thomas R. Stanton	Chief Executive Officer and Chairman of the Board
Thomas R. Stanton

/s/ James E. Matthews	Senior Vice President-Finance, Chief Financial Officer, Treasurer, Secretary and Director
James E. Matthews

/s/ Balan Nair*	Director
Balan Nair

/s/ William L. Marks*	Director
William L. Marks

/s/ Roy J. Nichols*	Director
Roy J. Nichols

/s/ H. Fenwick Huss *	Director
H. Fenwick Huss

/s/ Ross K. Ireland *	Director
Ross K. Ireland

*By:	/s/ James E. Matthews
James E. Matthews as Attorney in Fact

ADTRAN, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C	Column D	Column E

(In thousands)	Balance at Beginning of Period	Charged to Costs & Expenses	Deductions	Balance at End of Period
Year ended December 31, 2008
Allowance for Doubtful Accounts	$109	(18)	53	$38
Inventory Reserve	$6,424	2,261	957	$7,728
Warranty Liability	$2,944	2,261	2,393	$2,812
Deferred Tax Asset Valuation Allowance	$1,236	345	—	$1,581

Year ended December 31, 2007
Allowance for Doubtful Accounts	$210	108	209	$109
Inventory Reserve	$7,042	939	1,557	$6,424
Warranty Liability	$3,045	1,822	1,923	$2,944
Deferred Tax Asset Valuation Allowance	$1,187	49	—	$1,236

Year ended December 31, 2006
Allowance for Doubtful Accounts	$349	6	145	$210
Inventory Reserve	$5,300	4,282	2,540	$7,042
Warranty Liability	$3,972	1,097	2,024	$3,045
Deferred Tax Asset Valuation Allowance	$734	453	—	$1,187

ADTRAN, INC.

INDEX OF EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation, as amended (Exhibit 3.1 to ADTRAN’s Registration Statement on Form S-1, No. 33-81062 (the “Form S-1 Registration Statement”)).

3.2	Bylaws, as amended (Exhibit 3.1 to ADTRAN’s Current Report on Form 8-K filed October 16, 2007).

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

(d)    ADTRAN, Inc. Deferred Compensation Plan, as amended and restated as of January 1, 2008. *

(e)    ADTRAN, Inc. Management Incentive Bonus Plan (Exhibit 10.1 to ADTRAN’s Form 8-K on February 3, 2006).

(f)     ADTRAN, Inc. 2006 Employee Stock Incentive Plan (Exhibit 4.1 to ADTRAN’s Registration Statement on Form S-8 (File No. 333-133927) filed on May 9, 2006).

(g)    First Amendment to the ADTRAN Inc. 2006 Employee Stock Incentive Plan (Exhibit 10.3(h) to ADTRAN’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”)).

(h)    Form of Nonqualified Stock Option Agreement under the 2006 Employee Stock Incentive Plan (Exhibit 10.1 to ADTRAN’s Form 8-K filed June 8, 2006).

(i)     Form of Incentive Stock Option Agreement under the 2006 Employee Stock Incentive Plan (Exhibit 10.2 to ADTRAN’s Form 8-K filed June 8, 2006).

(j)     ADTRAN, Inc. 2005 Directors Stock Option Plan (Exhibit 10.1 to ADTRAN’s Form 8-K filed on May 20, 2005).

(k)    First Amendment to the ADTRAN, Inc. 2005 Directors Stock Option Plan (Exhibit 10.3(l) to the 2007 Form 10-K).

(l)     Summary of Non-Employee Director Compensation (Exhibit 10.3(k) to ADTRAN’s Form 10-K filed on February 28, 2007).

(m)   Form of Performance Shares Agreement under the ADTRAN, Inc. 2006 Employee Stock Incentive Plan (Exhibit 10.1 to ADTRAN’s Form 8-K filed on November 6, 2008).

*21	Subsidiaries of ADTRAN.

*23	Consent of PricewaterhouseCoopers LLP.

*24	Powers of Attorney.

*31	Rule 13a-14(a)/15d-14(a) Certifications.

*32	Section 1350 Certifications.

*	Filed herewith