Form 10-Q
period 2009-03-31
ADTRAN INC
filed 2009-05-04
CIK 926282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (232.405 of this chapter) during the preceding 12 months (or for shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☒            Accelerated Filer  ☐            Non-accelerated Filer  ☐            Smaller Reporting Company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date:

Class	Outstanding at April 30, 2009
Common Stock, $.01 Par Value	62,361,424 shares

ADTRAN, INC.

Quarterly Report on Form 10-Q

For the Three Months Ended March 31, 2009

FORWARD LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of ADTRAN. ADTRAN and its representatives may from time to time make written or oral forward-looking statements, including statements contained in this report, our other filings with the Securities and Exchange Commission (SEC) and other communications with our stockholders. Generally, the words, “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “may,” “could” and similar expressions identify forward-looking statements. We caution you that any forward-looking statements made by us or on our behalf are subject to uncertainties and other factors that could cause such statements to be wrong. A list of factors that could materially affect our business, financial condition or operating results is included under “Factors that Could Affect Our Future Results” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 2 of Part I of this report. They have also been discussed in Item 1A of Part I in our most recent Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 27, 2009 with the SEC. Though we have attempted to list comprehensively these important factors, we caution investors that other factors may prove to be important in the future in affecting our operating results. New factors emerge from time to time, and it is not possible for us to predict all of these factors, nor can we assess the impact each factor or a combination of factors may have on our business.

You are further cautioned not to place undue reliance on these forward-looking statements because they speak only of our views as of the date that the statements were made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ADTRAN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$54,013	$41,909
Short-term investments	77,932	96,277
Accounts receivable, less allowance for doubtful accounts of $58 at March 31, 2009 and $38 at December 31, 2008	56,835	52,749
Other receivables	3,251	2,896
Inventory	49,691	47,406
Prepaid expenses	2,667	2,974
Deferred tax assets, net	8,596	8,653

Total current assets	252,985	252,864
Property, plant and equipment, net	75,335	75,487
Deferred tax assets, net	4,449	3,920
Other assets	97	103
Long-term investments	162,087	141,241

Total assets	$494,953	$473,615

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$23,236	$20,313
Unearned revenue	6,433	6,141
Accrued expenses	3,934	3,536
Accrued wages and benefits	8,290	9,868
Income tax payable, net	6,514	266

Total current liabilities	48,407	40,124
Other non-current liabilities	10,281	9,422
Bonds payable	48,250	48,250

Total liabilities	106,938	97,796
Commitments and contingencies (see Note 11)
Stockholders’ Equity
Common stock, par value $0.01 per share; 200,000 shares authorized; 79,652 shares issued at March 31, 2009 and December 31, 2008	797	797
Additional paid-in capital	174,481	172,704
Accumulated other comprehensive income (loss)	1,178	(1,009)
Retained earnings	613,152	603,600
Less treasury stock at cost: 17,586 shares at March 31, 2009 and 17,493 shares at December 31, 2008	(401,593)	(400,273)

Total stockholders’ equity	388,015	375,819

Total liabilities and stockholders’ equity	$494,953	$473,615

See notes to condensed consolidated financial statements

ADTRAN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2009	2008
Sales	$110,364	$119,885
Cost of sales	42,904	49,645

Gross profit	67,460	70,240
Selling, general and administrative expenses	23,697	25,547
Research and development expenses	20,862	19,553

Operating income	22,901	25,140
Interest and dividend income	1,638	2,283
Interest expense	(603)	(619)
Net realized investment loss	(3,198)	(89)
Other income (expense), net	(135)	127

Income before provision for income taxes	20,603	26,842
Provision for income taxes	(5,419)	(9,795)

Net income	$15,184	$17,047

Weighted average shares outstanding – basic	62,123	64,598
Weighted average shares outstanding – diluted	62,586	65,452
Earnings per common share – basic	$0.24	$0.26
Earnings per common share – diluted	$0.24	$0.26
Dividend per share	$0.09	$0.09

See notes to condensed consolidated financial statements

ADTRAN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	$15,184	$17,047
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,507	2,392
Amortization of net premium on available-for-sale investments	803	372
Net realized loss on long-term investments	3,198	89
Loss (gain) on disposal of property, plant and equipment	1	(1)
Stock-based compensation expense	1,819	2,039
Deferred income taxes	(1,765)	(1,046)
Tax benefit from stock option exercises	(41)	119
Excess tax benefits from stock-based compensation arrangements	37	(36)
Changes in operating assets and liabilities:
Accounts receivable, net	(4,086)	(127)
Other receivables	(355)	(98)
Inventory	(2,285)	1,101
Prepaid expenses and other assets	313	(314)
Accounts payable	2,923	3,357
Accrued expenses and other liabilities	(33)	(1,271)
Income tax payable, net	6,248	10,490

Net cash provided by operating activities	24,468	34,113

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,356)	(1,904)
Proceeds from sales and maturities of available-for-sale investments	63,741	73,768
Purchases of available-for-sale investments	(66,772)	(61,089)

Net cash (used in ) provided by investing activities	(5,387)	10,775

Cash flows from financing activities:
Proceeds from stock option exercises	49	630
Purchases of treasury stock	(1,430)	(14,871)
Dividend payments	(5,568)	(5,846)
Excess tax benefits from stock-based compensation arrangements	(37)	36

Net cash used in financing activities	(6,986)	(20,051)

Net increase in cash and cash equivalents	12,095	24,837
Effect of exchange rate changes	9	307
Cash and cash equivalents, beginning of period	41,909	13,941

Cash and cash equivalents, end of period	$54,013	$39,085

See notes to condensed consolidated financial statements

ADTRAN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share amounts)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of ADTRAN®, Inc. and its subsidiaries (ADTRAN) have been prepared pursuant to the rules and regulations for reporting on Quarterly Reports on Form 10-Q. Accordingly, certain information and notes required by generally accepted accounting principles for complete financial statements are not included herein. The December 31, 2008 Consolidated Balance Sheet is derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

In the opinion of management, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature. The results of operations for an interim period are not necessarily indicative of the results for the full year. The interim statements should be read in conjunction with the financial statements and notes thereto included in ADTRAN’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 27, 2009 with the SEC.

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

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (FASB) released FASB Staff Position (FSP) Financial Accounting Standard (FAS) 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FAS 107-1 and APB 28-1). This FSP amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. The proposal also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. This FSP is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. We plan to adopt FSP FAS 107-1 and APB 28-1, and provide any additional disclosures required for the period ending June 30, 2009.

In April 2009, the FASB released FSP FAS 157-4, “Determining Whether a Market is Not Active and a Transaction Is Not Distressed” (FAS 157-4). This FSP provides additional guidance in determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes as defined in FASB Statement No. 157, “Fair Value Measurements.” FSP FAS 157-4 is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. We plan to adopt the provisions of FSP FAS 157-4 for the period ending June 30, 2009, but do not believe this guidance will have a significant impact on our financial position, cash flows or disclosures.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-than-Temporary Impairments.” This FSP provides guidance in determining whether impairments in debt securities are other-than-temporary, and modifies the presentation and disclosures surrounding such instruments. This FSP is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. We plan to adopt the provisions of this FSP for the period ending June 30, 2009, but do not believe this guidance will have a significant impact on our financial position, cash flows or disclosures.

During the first quarter of 2009, we adopted the following accounting standards, none of which had a material effect on our consolidated results of operations or financial condition:

FASB Statement No. 141, (revised 2007), Business Combinations (SFAS 141R), establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any non-controlling interest in the acquiree in a business combination. SFAS 141R establishes principles stipulating how goodwill acquired in a business combination or a gain from a bargain purchase should be recognized and measured. The statement also expands the disclosure requirements related to the nature and financial impact of business combinations. We adopted SFAS 141R as of January 1, 2009. The adoption of SFAS 141R had no effect on our consolidated results of operations and financial condition for the three months ended March 31, 2009.

FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51 (SFAS 160), establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 also provides guidance when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners of a subsidiary. We adopted SFAS 160 as of January 1, 2009. The adoption of SFAS 160 had no effect on our consolidated results of operations and financial condition for the three months ended March 31, 2009.

FASB FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” establishes that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. In contrast, the right to receive dividends or dividend equivalents that the holder will forfeit if the award does not vest does not constitute a participation right and such an award does not meet the definition of a participating security in its current form (that is, prior to the requisite service having been rendered for the award). We adopted FSP EITF 03-6-1 as of January 1, 2009. The adoption of FSP EITF 03-6-1 had no effect on our consolidated results of operations and financial condition for the three months ended March 31, 2009.

2.	INCOME TAXES

Our effective tax rate decreased from 36.5% in the three months ended March 31, 2008 to 26.3% in the three months ended March 31, 2009. During the first quarter of 2009, ADTRAN completed a review of its estimated tax deductions for the years 2005, 2006 and 2007 relating to the deduction for manufacturer’s domestic production activities concerning the domestic content of the products that we manufacture, under Internal Revenue Code Section 199. This review resulted in a $1.7 million benefit being recorded in the first quarter of 2009, or an 8.3 percentage point decrease in our effective tax rate. Amended income tax returns have been filed during the first quarter of 2009 in association with this benefit. The tax provision for the first quarter of 2009 also included the benefit from the research and development tax credit. The tax provision rate for the first quarter of 2008 did not include the benefit from the research and development tax credit which had expired as of December 31, 2007. Legislation to extend the research and development tax credits to the tax years 2008 and 2009 was signed into law October 3, 2008. The exclusion of the benefit from the research and development tax credits resulted in approximately a 1.8 percentage point increase in our effective tax rate in the first quarter of 2008.

3.	STOCK-BASED COMPENSATION

The following table summarizes the stock-based compensation expense related to stock options and restricted stock units (RSUs) under SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R), for the three months ended March 31, 2009 and 2008, which was recognized as follows:

	Three Months Ended March 31,
(In thousands)	2009	2008
Stock-based compensation expense included in cost of sales	$71	$79

Selling, general and administrative expense	828	954
Research and development expense	920	1,006

Stock-based compensation expense included in operating expenses	1,748	1,960

Total stock-based compensation expense	1,819	2,039
Tax benefit for expense associated with non-qualified options	(185)	(208)

Total stock-based compensation expense, net of tax	$1,634	$1,831

The fair value of ADTRAN’s stock options was estimated using the Black-Scholes model. The determination of the fair value of stock options on the date of grant using the Black-Scholes model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables that may have a significant impact on the fair value estimate. The weighted-average assumptions and value of options granted for the three months ended March 31, 2009 and 2008 are summarized as follows:

	Three Months Ended March 31,
	2009	2008
Expected volatility	42.79%	42.33%
Risk-free interest rate	1.45%	2.85%
Expected dividend yield	2.35%	1.85%
Expected life (in years)	4.88	5.01
Weighted-average estimated value	$4.77	$6.74

ADTRAN uses the Monte Carlo Simulation valuation technique to value its RSUs. No RSUs were granted to employees during the three months ended March 31, 2009 or 2008.

Stock-based compensation expense recognized in our Condensed Consolidated Statements of Income for the three months ended March 31, 2009 and 2008 is based on options and RSUs ultimately expected to vest, and has been reduced for estimated forfeitures. Estimated forfeitures for stock options were based upon historical experience and approximate 5.0% annually. We estimated a 0% forfeiture rate for our RSUs due to the limited number of recipients and lack of historical experience for these awards.

As of March 31, 2009, total compensation cost related to non-vested stock options and RSUs not yet recognized was approximately $13.5 million, which is expected to be recognized over an average remaining recognition period of 2.6 years.

The following schedule summarizes the activity in our stock-based compensation plans for the three months ended March 31, 2009:

(In thousands, except per share amounts)	Number of Options	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life In years	Aggregate Intrinsic Value
Options outstanding, December 31, 2008	6,826	$19.43	5.79	$6,889
Options granted	13	$15.29
Options cancelled/forfeited	(26)	$24.67
Options exercised	(5)	$10.21

Options outstanding, March 31, 2009	6,808	$19.41	5.58	$10,297

Options exercisable, March 31, 2009	4,638	$19.11	4.10	$9,412

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (the difference between ADTRAN’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2009. The aggregate intrinsic value will change based on the fair market value of ADTRAN’s stock. The total pre-tax intrinsic value of options exercised during the three month period ended March 31, 2009 was $27,000.

4.	INVESTMENTS

At March 31, 2009, we held the following securities and investments, recorded at either fair value or cost.

	Amortized Cost	Gross Unrealized		Fair Value/ Carrying Value
(In thousands)		Gains	Losses
Deferred compensation plan assets	$2,615	$16	($163)	$2,468
Municipal fixed-rate bonds	121,034	1,530	(2)	122,562
Municipal variable rate demand notes	26,709	—	—	26,709
Corporate bonds (FDIC guaranteed)	25,100	220	—	25,320
Fixed income bond fund	867	—	—	867
Marketable equity securities	9,599	2,901	($1,365)	11,135

Available-for-sale securities held at fair value	$185,924	$4,667	($1,530)	$189,061

Restricted investments held at cost				48,750
Other investments held at cost				2,208

Total carrying value of available-for-sale securities and investments				$240,019

At March 31, 2009, we held $2.5 million of deferred compensation plan assets, carried at fair value.

At March 31, 2009, we held $122.6 million of municipal fixed-rate bonds. At March 31, 2009, approximately 66% of our municipal fixed-rate bond portfolio had a credit rating of AAA and 34% had a credit rating of AA. These bonds are classified as available-for-sale investments and had an average duration of 1.0 years at March 31, 2009. Because our bond portfolio has a high quality rating and contractual maturities of a short duration, we are able to obtain prices for these bonds derived from observable market inputs, or for similar securities traded in an active market, on a daily basis.

At March 31, 2009, we held $26.7 million of municipal variable rate demand notes, all of which are classified as available-for-sale short-term investments. At March 31, 2009, these municipal variable rate demand notes had a credit rating of A-1+ or VMIG-1 and contained put options of seven days. Thus, despite the long-term nature of their stated contractual maturities, we believe we have the ability to quickly liquidate these securities. Our investments in these securities are recorded at fair value, and the interest rates reset every seven days. We have the ability to sell our variable rate demand notes to the remarketing agent, tender agent or issuer at par value plus accrued interest in the event we decide to liquidate our investment in a particular variable rate demand note. Approximately 50% of our variable rate demand notes are supported by letters of credit from banks that we believe to be in good financial condition. As a result, we had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from these investments. All income generated from these investments was recorded as interest income. We have not been required to record any losses relating to municipal variable rate demand notes.

At March 31, 2009, we held $25.3 million of corporate bonds issued by various banks that are guaranteed by the Federal Deposit Insurance Corporation (FDIC). These bonds are classified as available-for-sale and had an average duration of 2.9 years at March 31, 2009. All of these bonds had a credit rating of AAA at March 31, 2009. Because of the high quality and short duration of these issues, we are able to obtain prices for these bonds derived from observable market inputs on a daily basis.

At March 31, 2009, we held $0.9 million of a fixed income bond fund.

At March 31, 2009, we held $11.1 million of marketable equity securities, including a single security, of which we held 2.5 million shares, carried at a fair value of $3.7 million. This single security traded approximately 65,000 shares per day in the first quarter of 2009, in an active market on a European stock exchange. This single security carried $2.8 million of the gross unrealized gains included in the fair value of our marketable equity securities at March 31, 2009. The remaining $0.1 million of unrealized gains and $1.4 million of gross unrealized losses were spread among more than 350 issues.

At March 31, 2009, we held a $48.8 million restricted certificate of deposit, which is carried at cost. This investment serves as a collateral deposit against the principal amount outstanding under loans made to ADTRAN pursuant to an Alabama State Industrial Development Authority revenue bond (the Bond). ADTRAN has the right to set-off the balance of the Bond with the collateral deposit in order to reduce the balance of the indebtedness. For more information on the Bond, see “Debt” under “Liquidity and Capital Resources” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 2 of Part I of this report.

At March 31, 2009, we held $2.2 million of other investments carried at cost, consisting of two private equity funds and a direct investment in a privately held telecommunications equipment manufacturer. The fair value of these investments was estimated to be approximately $10.9 million at March 31, 2009, based on unobservable inputs including information supplied by the investees. We have committed to invest up to an aggregate of $7.9 million in the two private equity funds, and we have contributed $7.9 million as of March 31, 2009, of which $7.4 million has been applied toward these commitments. As of March 31, 2009, we have received distributions related to these two private equity funds of $6.3 million, of which $0.6 million was recorded as a realized investment gain. These investments are carried at cost, net of distributions, with distributions in excess of our investment recorded as a realized investment gain. The duration of each of these commitments is ten years with $0.2 million expiring in 2010 and $0.3 million expiring in 2012.

We review our investment portfolio for potential “other-than-temporary” declines in value on an individual investment basis. We assess, on a quarterly basis, significant declines in value which may be considered other-than-temporary and, if necessary, recognize and record the appropriate charge to write-down the carrying value of such investments. In making this assessment, we take into consideration qualitative and quantitative information, including but not limited to the following: the magnitude and duration of historical declines in market prices, credit rating activity, assessments of liquidity, public filings, and statements made by the issuer. We generally begin our identification of potential other-than-temporary impairments by reviewing any security with a fair value that has declined from its original or adjusted cost basis by 25% or more for six or more consecutive months. We then evaluate the individual security based on the previously identified factors to determine the amount of the write-down, if any. Because of the strained credit markets and deterioration in the equity markets experienced beginning in the fourth quarter of 2008, we expanded the impairment review of our investments to assess the impact of these factors on our ability to recover our cost of every security whose value had declined from its original or adjusted cost by more than 25%, regardless of the historical duration of the decline. We then evaluated individual securities to determine the amount of the write-down, if any. As a result, we recorded an other-than-temporary impairment charge of $1.9 million during the first quarter of 2009 related to 99 marketable equity securities. In addition to the impairment charge we recorded on our marketable equity securities, we recorded an impairment of $0.4 million related to our investment in a fixed income bond fund and $0.5 million related to our deferred compensation plan during the first quarter of 2009 as a result of similar reviews. As long as current market conditions continue to exist, we will continue to complete a similar review of individual securities for impairment each quarter. For the three months ended March 31, 2008, we had a charge of $0.2 million related to the impairment of certain publicly traded equity securities.

In accordance with SFAS No. 157, we have categorized our cash equivalents held in money market funds and our investments held at fair value into a three-level fair value hierarchy based on the priority of the inputs to the valuation technique for the cash equivalents and investments as follows: Level 1 - Values based on unadjusted quoted prices for identical assets or liabilities in an active market; Level 2 - Values based on quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability; Level 3 - Values based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs include information supplied by investees.

	Fair Value Measurements at March 31, 2009 Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$37,945	$37,945	$—	$—

Available-for-sale securities held at fair value
Deferred compensation plan assets	2,468	2,468	—	—
Municipal fixed-rate bonds	122,562	—	122,562	—
Municipal variable rate demand notes	26,709	—	26,709	—
Corporate bonds (FDIC guaranteed)	25,320	—	25,320	—
Fixed income bond fund	867	867	—	—
Marketable equity securities	11,135	11,135	—	—

Available-for-sale securities held at fair value	$189,061	$14,470	$174,591	$—

Total	$227,006	$52,415	$174,591	$—

	Fair Value Measurements at December 31, 2008 Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$25,389	$25,389	$—	$—

Available-for-sale securities held at fair value
Deferred compensation plan assets	2,457	2,457	—	—
Government agency security	1,999	—	1,999	—
Municipal fixed-rate bonds	116,943	—	116,943	—
Municipal variable rate demand notes	52,633	—	52,633	—
Fixed income bond fund	884	884	—	—
Marketable equity securities	11,644	11,644	—	—

Available-for-sale securities held at fair value	$186,560	$14,985	$171,575	$—

Total	$211,949	$40,374	$171,575	$—

5.	INVENTORY

At March 31, 2009 and December 31, 2008, inventory consisted of the following:

(In thousands)	March 31, 2009	December 31, 2008
Raw materials	$34,486	$32,591
Work in progress	3,335	1,552
Finished goods	19,665	20,991
Inventory reserves	(7,795)	(7,728)

Total	$49,691	$47,406

6.	STOCKHOLDERS’ EQUITY

A summary of the changes in stockholders’ equity for the three months ended March 31, 2009 is as follows:

(In thousands)	Stockholders’ Equity
Balance, December 31, 2008	$375,819
Net income	15,184
Dividend payments	(5,568)
Dividends accrued for unvested restricted stock units	(4)
Change in unrealized loss on marketable securities (net of deferred taxes)	564
Reclassification adjustment for amounts included in net income (net of tax)	1,614
Foreign currency translation adjustment	9
Proceeds from stock option exercises	49
Tax benefits from stock option exercises	(41)
Stock-based compensation expense	1,819
Purchases of treasury stock	(1,430)

Balance, March 31, 2009	$388,015

Stock Repurchase Program

Since 1997, our Board of Directors has approved multiple share repurchase programs that have authorized open market repurchase transactions. As of March 31, 2009, the Board of Directors had authorized cumulative repurchases of up to 30 million shares of our common stock. During the three months ended March 31, 2009, we repurchased 0.1 million shares of our common stock at an average price of $14.51 per share. We have the authority to purchase an additional 3.4 million shares of our common stock under the plan approved by the Board of Directors on April 14, 2008.

Stock Option Exercises

We issued 4,855 shares of treasury stock during the three months ended March 31, 2009 to accommodate employee stock option exercises. The stock options had exercise prices ranging from $8.70 to $10.50. We received proceeds totaling $49,000 from the exercise of these stock options during the first three months of 2009.

Dividend Payments

During 2009, ADTRAN has paid cash dividends as follows (in thousands except per share amount):

Record Date	Payment Date	Per Share Amount	Total Dividend Paid
February 5, 2009	February 19, 2009	$0.09	$5,568

Comprehensive Income

Comprehensive income consists of net income, foreign currency translation adjustments, reclassification adjustments for amounts included in net income and changes in unrealized gains and losses on marketable securities.

	Three Months Ended March 31,
(In thousands)	2009	2008
Net income	$15,184	$17,047
Foreign currency translation adjustment	9	307
Reclassification adjustment for amounts included in net income, net of deferred taxes	1,614	102
Change in unrealized losses on available-for- sale securities, net of deferred taxes	564	(1,816)

Total comprehensive income	$17,371	$15,640

7.	EARNINGS PER SHARE

A summary of the calculation of basic and diluted earnings per share for the three months ended March 31, 2009 and 2008 is as follows:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2009	2008
Numerator
Net income	$15,184	$17,047

Denominator
Weighted average number of shares - basic	62,123	64,598
Effect of dilutive securities
Stock options	459	854
Restricted stock units	4	—

Weighted average number of shares - diluted	62,586	65,452

Net income per share - basic	$0.24	$0.26
Net income per share - diluted	$0.24	$0.26

Anti-dilutive options to purchase common stock outstanding were excluded from the above calculations. Anti-dilutive options totaled 4.9 million and 3.5 million for the three months ended March 31, 2009 and 2008, respectively.

8.	SEGMENT INFORMATION

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

The following table presents information about the reported sales and gross profit of our reportable segments for the three months ended March 31, 2009 and 2008. Asset information by reportable segment is not reported, since ADTRAN does not produce such information internally.

	Three Months Ended
	March 31, 2009		March 31, 2008
(In thousands)	Sales	Gross Profit	Sales	Gross Profit
Carrier Networks	$87,084	$54,255	$94,472	$55,745
Enterprise Networks	23,280	13,205	25,413	14,495

Total	$110,364	$67,460	$119,885	$70,240

Sales by Geographic Region

The table below presents sales information by geographic region for the three months ended March 31, 2009 and 2008.

	Three Months Ended
(In thousands)	March 31, 2009	March 31, 2008
United States	$103,418	$113,439
International	6,946	6,446

Total	$110,364	$119,885

Sales by Product

Our three major product categories are Carrier Systems, Business Networking and Loop Access.

Carrier Systems products are used by telecommunications service providers to provide last mile access in support of data, voice and video services to consumers and enterprises. The Carrier Systems category includes our broadband access products comprising Total Access® 5000 multi-access and aggregation platform products, Fiber-To-The-Node (FTTN) products and Digital Subscriber Line Access Multiplexer (DSLAM) products. Our broadband access products are used by service providers to deliver high speed Internet access, Voice over Internet Protocol (VoIP), IP Television (IPTV), and/or Ethernet services from central office or remote terminal locations to customer premises. The Carrier Systems category also includes our optical access products. These products consist of optical access multiplexers including our family of OPTI® products. Optical access products are used to deliver higher bandwidth services, or to aggregate large numbers of low bandwidth services for transportation across fiber optic infrastructure. Total Access® 1500 products, 303 concentrator products, M13 multiplexer products and wireless network backhaul products are also included in the Carrier Systems product category.

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

The table below presents sales information by product for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
(In thousands)	2009	2008
Carrier Systems	$42,729	$51,202
Business Networking	20,012	20,986
Loop Access	47,623	47,697

Total	$110,364	$119,885

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

Subcategory revenues included in the above are as follows:

	Three Months Ended March 31,
(In thousands)	2009	2008
Growth Products
Broadband Access (included in Carrier Systems)	$22,219	$28,602
Optical Access (included in Carrier Systems)	10,652	11,166
Internetworking (NetVanta & Multi-service Access Gateways) (included in Business Networking)	15,315	14,913

Total	48,186	54,681
Traditional Products
HDSL (does not include T1) (included in Loop Access)	42,921	41,950
Other products (included in the preceding table)	19,257	23,254

Total	62,178	65,204

Total	$110,364	$119,885

9.	LIABILITY FOR WARRANTY RETURNS

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

The liability for warranty obligations totaled $2.8 million at March 31, 2009 and December 31, 2008. These liabilities are included in accrued expenses in the accompanying Condensed Consolidated Balance Sheets.

Three Months Ended March 31,	2009	2008
(In thousands)
Balance at beginning of period	$2,812	$2,944
Plus: amounts charged to cost and expenses	615	714
Less: deductions	(637)	(636)

Balance at end of period	$2,790	$3,022

10.	RELATED PARTY TRANSACTIONS

We employ the law firm of our director emeritus for legal services. All bills for services rendered by this firm are reviewed and approved by our chief financial officer. We believe that the fees for such services are comparable to those charged by other firms for services rendered to us. We paid $10,000 during the three month period ended March 31, 2009 and $30,000 during the three month period ended March 31, 2008 for legal services rendered.

11.	COMMITMENTS AND CONTINGENCIES

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

We have committed to invest up to an aggregate of $7.9 million in two private equity funds, and we have contributed $7.9 million as of March 31, 2009, of which $7.4 million has been applied to these commitments. See Note 4 of Notes to Condensed Consolidated Financial Statements for additional information.

12.	SUBSEQUENT EVENTS

On April 14, 2009, we announced that our Board of Directors declared a quarterly cash dividend of $0.09 per common share to be paid to stockholders of record at the close of business on April 30, 2009. The payment date will be May 14, 2009. The quarterly dividend payment will be approximately $5.6 million. In July 2003, our Board of Directors elected to begin declaring quarterly dividends on our common stock considering the tax treatment of dividends and adequate levels of Company liquidity.

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

See Note 8 of Notes to Condensed Consolidated Financial Statements in this report for further information regarding these product categories.

Sales were $110.4 million for the three months ended March 31, 2009 compared to $119.9 million for the three months ended March 31, 2008. Product revenues for our three primary growth areas, including Broadband Access, Optical Access and Internetworking, were $48.2 million for the three months ended March 31, 2009 compared to $54.7 million for the three months ended March 31, 2008. Our gross margin increased for the three months ended March 31, 2009 to 61.1% from 58.6% for the three months ended March 31, 2008, while our operating income margin decreased to 20.7% for the three months ended March 31, 2009 from 21.0% for the three months ended March 31, 2008. Net income was $15.2 million for the three months ended March 31, 2009 compared to $17.0 million for the three months ended March 31, 2008. Our effective tax rate decreased from 36.5% for the three months ended March 31, 2008 to 26.3% for the three months ended March 31, 2009. Earnings per share, assuming dilution, were $0.24 for the three months ended March 31, 2009 compared to $0.26 for the three months ended March 31, 2008. The earnings per share for the three months ended March 31, 2009 compared to the same period in 2008 reflects a lower weighted average number of shares outstanding in 2009 due to stock repurchases under the share repurchase plans approved by our Board of Directors.

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

Beginning in the latter part of the third quarter of 2008 and extending through the first quarter of 2009, we experienced an overall decline in order rates across most of our product categories. We believe this decline in order rates was the result of slowing macroeconomic conditions, coupled with fact that our sales in the fourth and first quarters of each year have typically been lower than sales in the preceding second and third quarters due to seasonality. If the macroeconomic conditions experienced in the first quarter of 2009 remain constant, we believe that it is likely that ADTRAN will experience lower revenue levels in the second quarter of 2009 than we realized in the second quarter of 2008.

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

Accordingly, our historical financial performance is not necessarily a meaningful indicator of future results, and, in general, management expects that our financial results may vary from period to period. A list of factors that could materially affect our business, financial condition or operating results is included under “Factors That Could Affect Our Future Results” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 2 of Part I of this report. These factors have also been discussed in more detail in Item 1A of Part I in our most recent Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 27, 2009 with the SEC.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our critical accounting policies and estimates have not changed significantly from those detailed in our most recent Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 27, 2009 with the SEC.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operation and financial condition, which is incorporated herein by reference.

RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO THREE MONTHS ENDED MARCH 31, 2008

SALES

ADTRAN’s sales decreased 7.9% from $119.9 million in the three months ended March 31, 2008 to $110.4 million in the three months ended March 31, 2009. The decrease in sales is primarily attributable to a $6.4 million decrease in sales of our Broadband Access products, a $4.0 million decrease in sales of other traditional products, and a $0.5 million decrease in sales of our Optical Access products.

Carrier Networks sales decreased 7.8% from $94.5 million in the three months ended March 31, 2008 to $87.1 million in the three months ended March 31, 2009. The decrease is primarily attributable to decreases in Broadband Access, traditional TDM products and Optical Access product sales, partially offset by an increase in HDSL product sales.

Enterprise Networks sales decreased 8.4% from $25.4 million in the three months ended March 31, 2008 to $23.3 million in the three months ended March 31, 2009. The decrease is attributable to declines in sales of traditional IAD products and Enterprise T1 products, partially offset by an increase in Internetworking product sales. Internetworking product sales were 63.2% of Enterprise Network sales in the three months ended March 31, 2009 compared with 57.7% in the three months ended March 31, 2008. Traditional products primarily comprise the remainder of Enterprise Networks sales. Enterprise Networks sales as a percentage of total sales decreased from 21.2% for the three months ended March 31, 2008 to 21.1% for the three months ended March 31, 2009.

International sales, which are included in the Carrier Networks and Enterprise Networks amounts discussed above, increased 7.8% from $6.4 million in the three months ended March 31, 2008 to $6.9 million in the three months ended March 31, 2009. International sales, as a percentage of total sales, increased from 5.4% for the three months ended March 31, 2008 to 6.3% for the three months ended March 31, 2009. International sales increased in the three months ended March 31, 2009 compared to the three months ended March 31, 2008 primarily due to an increase in product shipments to customers in the Asia Pacific region.

Carrier System product sales decreased $8.5 million in the three months ended March 31, 2009 compared to the three months ended March 31, 2008 due primarily to a $6.4 million decrease in Broadband Access product sales and a $0.5 million decrease in Optical Access products sales. The decrease in Broadband Access and Optical Access products sales is primarily attributable to lower carrier capital expenditures due to general economic conditions. Additionally, Carrier System product sales decreased $1.7 million due to decreases in shipments of traditional TDM products as customers shifted emphasis to newer technologies. Many of these newer technologies are integral to our Broadband Access and Optical Access product areas.

Business Networking product sales decreased $1.0 million in the three months ended March 31, 2009 compared to the three months ended March 31, 2008 due to a $1.4 million decrease in sales of traditional IAD products as customers shifted to newer technologies. Many of these newer technologies are integral to our Internetworking product area. Partially offsetting this decline was a $0.4 million increase in Internetworking product sales, primarily as a result of market share gains due to our efforts to improve our focus on addressing traditional enterprise channels and leveraging our carrier distribution channels.

Loop Access product sales decreased $0.1 million in the three months ended March 31, 2009 compared to the three months ended March 31, 2008 primarily due to a $0.7 million decrease in Enterprise T1 product sales and a $0.4 million decrease in sales of other traditional products, partially offset by a 2.3% or $1.0 million increase in HDSL product revenues.

COST OF SALES

As a percentage of sales, cost of sales decreased from 41.4% in the three months ended March 31, 2008 to 38.9% in the three months ended March 31, 2009. The decrease in cost of sales as a percentage of sales is primarily due to lower freight costs, reduced expediting costs and lower product costs.

Carrier Networks cost of sales, as a percent of division sales, decreased from 41.0% in the three months ended March 31, 2008 to 37.7% in the three months ended March 31, 2009, primarily as a result of the lower cost elements noted above.

Enterprise Networks cost of sales, as a percent of division sales, increased from 43.0% in the three months ended March 31, 2008 to 43.3% in the three months ended March 31, 2009. The increase was primarily related to a higher cost product mix.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased 7.2% from $25.5 million in the three months ended March 31, 2008 to $23.7 million in the three months ended March 31, 2009. The decrease in selling, general and administrative expenses is primarily related to a reduction in discretionary expenditures including temporary labor, travel and various promotional expenses.

Selling, general, and administrative expenses as a percentage of sales increased from 21.3% in the three months ended March 31, 2008 to 21.5% in the three months ended March 31, 2009.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased 6.6% from $19.6 million in the three months ended March 31, 2008 to $20.9 million in the three months ended March 31, 2009. The increase in research and development expenses reflects increased staffing, engineering and testing expense primarily related to customer specific product development activities, as well as costs related to product approvals primarily for one or more of the top three U.S. carriers. As a percentage of sales, research and development expenses increased from 16.3% in the three months ended March 31, 2008 to 18.9% in the three months ended March 31, 2009.

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

INTEREST AND DIVIDEND INCOME

Interest and dividend income decreased 30.4% from $2.3 million in the three months ended March 31, 2008 to $1.6 million in the three months ended March 31, 2009. This decrease is primarily driven by a 56% reduction in the average rate of return on these investments as a result of lower interest rates, partially offset by a 7% increase in our average investment balances.

INTEREST EXPENSE

Interest expense, which is primarily related to our taxable revenue bond, remained relatively constant at $0.6 million in each of the three months ended March 31, 2009 and 2008. See “Liquidity and Capital Resources” below for additional information on our revenue bond.

NET REALIZED INVESTMENT LOSS

Net realized investment loss increased from a $0.1 million loss in the three months ended March 31, 2008 to $3.2 million loss in the three months ended March 31, 2009. This change is primarily a result of the other-than-temporary impairment of certain securities in our equity portfolio. See “Investing Activities” in “Liquidity and Capital Resources” below for additional information.

OTHER INCOME (EXPENSE), NET

Other income (expense), net, comprised primarily of miscellaneous income, gains and losses on foreign currency transactions, investment account management fees and scrap raw material sales, decreased from $0.1 million of income in the three months ended March 31, 2008 to ($0.1) million of expense in the three months ended March 31, 2009.

INCOME TAXES

Our effective tax rate decreased from 36.5% in the three months ended March 31, 2008 to 26.3% in the three months ended March 31, 2009. During the first quarter of 2009, we completed a review of our estimated tax deductions for the years 2005, 2006 and 2007 relating to the deduction for manufacturer’s domestic production activities concerning the domestic content of the products that we manufacture, under Internal Revenue Code Section 199. This review resulted in a $1.7 million benefit being recorded in the first quarter of 2009, or an 8.3 percentage point decrease in our effective tax rate. Amended income tax returns have been filed during the first quarter of 2009 in association with this benefit. The tax provision for the first quarter of 2009 also included the benefit from the research and development tax credit. The tax provision rate for the first quarter of 2008 did not include the benefit from the research and development tax credit which had expired as of December 31, 2007. Legislation to extend the research and development tax credits to the tax years 2008 and 2009 was signed into law October 3, 2008. The exclusion of the benefit from the research and development tax credits resulted in approximately a 1.8 percentage point increase in our effective tax rate in the first quarter of 2008.

NET INCOME

As a result of the above factors, net income decreased $1.9 million from $17.0 million in the three months ended March 31, 2008 to $15.2 million in the three months ended March 31, 2009.

As a percentage of sales, net income decreased from 14.2% in the three months ended March 31, 2008 to 13.8% in the three months ended March 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

At March 31, 2009, cash on hand was $54.0 million and short-term investments were $77.9 million, which resulted in available short-term liquidity of $131.9 million. At December 31, 2008, our cash on hand of $41.9 million and short-term investments of $96.3 million resulted in available short-term liquidity of $138.2 million. The decrease in liquidity from December 31, 2008 to March 31, 2009 primarily reflects a realignment of our investment portfolio whereby long-term investments increased $20.8 million in the first quarter of 2009 compared to December 31, 2008.

Operating Activities

Our working capital, which consists of current assets less current liabilities, decreased 3.8% from $212.7 million as of December 31, 2008 to $204.6 million as of March 31, 2009. The quick ratio, defined as cash, cash equivalents, short-term investments, and net accounts receivable, divided by current liabilities, decreased from 4.76 as of December 31, 2008 to 3.90 as of March 31, 2009. The current ratio, defined as current assets divided by current liabilities, decreased from 6.30 as of December 31, 2008 to 5.23 as of March 31, 2009. The quick ratio and the current ratio decreased mainly due to a realignment of our investment portfolio whereby long-term investments increased $20.8 million in the first quarter of 2009 and to a $6.2 million increase in income taxes payable during the first quarter of 2009.

Net accounts receivable increased from $52.7 million at December 31, 2008 to $56.8 million at March 31, 2009. Our allowance for doubtful accounts was $38,000 at December 31, 2008 and $58,000 at March 31, 2009. Quarterly accounts receivable days sales outstanding (DSO) increased from 43 days as of December 31, 2008 to 46 days as of March 31, 2009.

Quarterly inventory turnover decreased from 3.8 turns as of December 31, 2008 to 3.5 turns as of March 31, 2009. Inventory increased 4.8% from December 31, 2008 to March 31, 2009, primarily in anticipation of orders for new VDSL2-based products. We expect inventory levels to fluctuate as we attempt to maintain sufficient inventory to ensure competitive lead times while managing the risk of inventory obsolescence that may occur due to rapidly changing technology and customer demand.

Accounts payable increased 14.4% from $20.3 million at December 31, 2008 to $23.2 million at March 31, 2009. Generally, the change in accounts payable is due to variations in the timing of the receipt of supplies, inventory and services and our subsequent payments for these purchases.

Investing Activities

Capital expenditures totaled approximately $2.4 million and $1.9 million for the three months ended March 31, 2009 and 2008, respectively. These expenditures were primarily used to purchase manufacturing and test equipment and computer software and hardware.

Our combined short-term and long-term investments increased $2.5 million from $237.5 million at December 31, 2008 to $240.0 million at March 31, 2009.

We invest all available cash not required for immediate use in operations primarily in securities that we believe bear minimal risk of loss. At March 31, 2009 these investments included municipal variable rate demand notes of $26.7 million, municipal fixed-rate bonds of $122.6 million and corporate bonds issued by various banks that are guaranteed by the Federal Deposit Insurance Corporation (FDIC) of $25.3 million. At December 31, 2008, these investments included municipal variable rate demand notes of $52.6 million, municipal fixed-rate bonds of $116.9 million and a government agency security of $2.0 million.

Our municipal variable rate demand notes are classified as available-for-sale short-term investments and had a credit rating of A-1+ or VMIG-1 at March 31, 2009. Despite the long-term nature of their stated contractual maturities, we believe that we have the ability to quickly liquidate these securities. Our investments in these securities are recorded at fair value and the interest rates reset every seven days. As a result, we had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from these investments. All income generated from these investments was recorded as interest income. We have not been required to record any losses relating to municipal variable rate demand notes.

At March 31, 2009, approximately 66% of our municipal fixed-rate bond portfolio had a credit rating of AAA and 34% had a credit rating of AA. These bonds are classified as available-for-sale investments and had an average duration of 1.0 years at March 31, 2009. Because our bond portfolio has a high quality rating and contractual maturities of a short duration, we are able to obtain prices for these bonds derived from observable market inputs, or for similar securities traded in an active market, on a daily basis.

At March 31, 2009, we held $25.3 million of corporate bonds issued by various banks that are guaranteed by the FDIC. These bonds are classified as available-for-sale and had an average duration of 2.9 years at March 31, 2009. All of these bonds had a credit rating of AAA at March 31, 2009. Because of the high quality and short duration of these issues, we are able to obtain prices for these bonds derived from observable market inputs on a daily basis.

Our long-term investments increased 14.8% from $141.2 million at December 31, 2008 to $162.1 million at March 31, 2009. The primary reason for the increase in our long-term investments during the first quarter of 2009 was the purchase of $25.3 million of corporate bonds issued by various banks, which are guaranteed by the FDIC. The primary reason for our investment in the corporate bonds was to increase the yield on our fixed rate portfolio. Long-term investments at March 31, 2009 and December 31, 2008 included an investment in a certificate of deposit of $48.8 million which serves as collateral for our revenue bonds, as discussed below. We have various equity investments included in long-term investments at a cost of $9.6 million and $12.0 million, and with a fair value of $11.1 million and $11.6 million, at March 31, 2009 and December 31, 2008, respectively, including a single equity security, of which we held 2.5 million shares, carried at $3.7 million and $2.5 million of fair value at March 31, 2009 and December 31, 2008, respectively. The single security traded approximately 65,000 shares per day in the first quarter of 2009, in an active market on a European stock exchange. Of the gross unrealized gains included in the fair value of our marketable securities at March 31, 2009, this single security carried $2.8 million of this unrealized gain. Long-term investments at March 31, 2009 and December 31, 2008 also include $2.5 million related to our deferred compensation plan; $2.2 million of other investments carried at cost, consisting of two private equity funds and a direct investment in a privately held telecommunications equipment manufacturer; and $0.9 million of a fixed income bond fund. This bond fund had no unrealized losses at March 31, 2009 and had $0.4 million at December 31, 2008.

We review our investment portfolio for potential “other-than-temporary” declines in value on an individual investment basis. We assess, on a quarterly basis, significant declines in value which may be considered other-than-temporary and, if necessary, recognize and record the appropriate charge to write-down the carrying value of such investments. In making this assessment, we take into consideration qualitative and quantitative information, including but not limited to the following: the magnitude and duration of historical declines in market prices, credit rating activity, assessments of liquidity, public filings, and statements made by the issuer. We generally begin our identification of potential other-than-temporary impairments by reviewing any security with a fair value that has declined from its original or adjusted cost basis by 25% or more for six or more consecutive months. We then evaluate the individual security based on the previously identified factors to determine the amount of the write-down, if any. Because of the strained credit markets and deterioration in the equity markets experienced beginning in the fourth quarter of 2008, we expanded the impairment review of our investments to assess the impact of these factors on our ability to recover our cost in every security whose value had declined from its original or adjusted cost by more than 25%, regardless of the historical duration of the decline. We then evaluated individual securities to determine the amount of the write-down, if any. As a result, we recorded an other-than-temporary impairment charge of $1.9 million during the first quarter of 2009 related to 99 marketable equity securities. In addition to the impairment charge we recorded on our marketable equity securities, we recorded an impairment of $0.4 million related to our investment in a fixed income bond fund and $0.5 million related to our deferred compensation plan during the first quarter of 2009 as a result of similar reviews. As long as current market conditions continue to exist, we will continue to complete a similar review of individual securities for impairment each quarter. For the three months ended March 31, 2008, we had a charge of $0.2 million related to the impairment of certain publicly traded equity securities.

Financing Activities

In July 2003, our Board of Directors elected to begin declaring quarterly dividends on our common stock considering the tax treatment of dividends and adequate levels of Company liquidity. During the three months ended March 31, 2009, ADTRAN paid dividends totaling $5.6 million.

Debt

We have amounts outstanding under loans made pursuant to an Alabama State Industrial Development Authority revenue bond (the Bond) which totaled $48.8 million at March 31, 2009 and December 31, 2008. Included in long-term investments are restricted funds in the amount of $48.8 million at March 31, 2009 and December 31, 2008, which is a collateral deposit against the principal amount of the Bond. We have the right to set-off the balance of the Bond with the collateral deposit in order to reduce the balance of the indebtedness. The Bond matures on January 1, 2020, and bears interest at the rate of 5% per annum. In conjunction with this program, we are eligible to receive certain economic incentives from the state of Alabama that reduce the amount of payroll withholdings we are required to remit to the state for those employment positions that qualify under this program.

We are required to make payments in the amounts necessary to pay the principal and interest on the amounts currently outstanding. Due to continued positive cash flow from operating activities, we made a business decision to begin an early partial redemption of the Bond. It is our intent to make annual principal payments in addition to the interest amounts that are due. In connection with this decision, $0.5 million of the Bond debt has been classified as a current liability in the Condensed Consolidated Balance Sheet.

Stock Repurchase Program

During the three months ended March 31, 2009, we repurchased 0.1 million shares of our common stock at an average price of $14.51 per share under the repurchase plans approved by our Board of Directors. Since 1997, our Board of Directors has approved multiple share repurchase programs that have authorized open market repurchase transactions. We have the authority to purchase an additional 3.4 million shares of our common stock under the plan approved by the Board of Directors on April 14, 2008.

To accommodate employee stock option exercises, we issued 4,855 shares of treasury stock for $49,000 during the three months ended March 31, 2009. During the three months ended March 31, 2008, we issued 0.1 million shares of treasury stock for $0.6 million.

Off-Balance Sheet Arrangements and Contractual Obligations

We do not have off-balance sheet financing arrangements and have not engaged in any related party transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources. During the three months ended March 31, 2009, there have been no material changes in contractual obligations and commercial commitments from those discussed in our most recent Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 27, 2009 with the SEC.

We have committed to invest up to an aggregate of $7.9 million in two private equity funds, and we have contributed $7.9 million as of March 31, 2009, of which $7.4 million has been applied to these commitments. See Note 4 of Notes to Condensed Consolidated Financial Statements for additional information.

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

FACTORS THAT COULD AFFECT OUR FUTURE RESULTS

The following are some of the risks that could affect our financial performance or could cause actual results to differ materially from those expressed or implied in our forward-looking statements:

•	Our operating results may fluctuate in future periods, which may adversely affect our stock price.

•	Our revenue for a particular period can be difficult to predict, and a shortfall in revenue may harm our operating results.

•	General economic conditions may reduce our revenues and harm our operating results.

•	Our exposure to the credit risks of our customers and distributors may make it difficult to collect accounts receivable and could adversely affect our operating results and financial condition.

•	We expect gross margin to vary over time, and our level of product gross margin may not be sustainable.

•	We must continue to update and improve our products and develop new products in order to compete and to keep pace with improvements in telecommunications technology.

•	Our products may not continue to comply with the regulations governing their sale, which may harm our business.

•	Our failure or the failure of our contract manufacturers to comply with applicable environmental regulations could adversely impact our results of operations.

•	If our products do not interoperate with our customers’ networks, installations will be delayed or cancelled and could harm our business.

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

•	Managing our inventory is complex and may include write-downs of excess or obsolete inventory.

•	Increased sales volume in international markets could result in increased costs or loss of revenue due to factors inherent in these markets.

•	We may be adversely affected by fluctuations in currency exchange rates.

•	Our success depends on our ability to reduce the selling prices of succeeding generations of our products.

•	Our failure to maintain rights to intellectual property used in our business could adversely affect the development, functionality and commercial value of our products.

•	Software under license from third parties for use in certain of our products may not continue to be available to us on commercially reasonable terms.

•	We may incur liabilities or become subject to litigation that would have a material effect on our business.

•	Consolidation and deterioration in the competitive service provider market could result in a significant decrease in our revenue.

•	We depend on distributors who maintain inventories of our products. If the distributors reduce their inventories of these products, our sales could be adversely affected.

•	If we are unable to successfully develop relationships with system integrators, service providers, and enterprise value added resellers, our sales may be negatively affected.

•	If we fail to manage our exposure to worldwide financial and securities markets successfully, our operating results and financial statements could be materially impacted.

•	Changes in our effective tax rate or assessments arising from tax audits may have an adverse impact on our results.

•	Our success depends on attracting and retaining key personnel.

•

While we believe our internal control over financial reporting is adequate, a failure to maintain effective internal control over financial reporting as our business expands could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

•	The price of our common stock has been volatile and may continue to fluctuate significantly.

The foregoing list of risks is not exclusive. For a more detailed description of the risk factors associated with our business, see Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 27, 2009 with the SEC.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates and prices of marketable equity and fixed-income securities. The primary objective of the large majority of our investment activities is to preserve principal while at the same time achieving appropriate yields without significantly increasing risk. To achieve this objective, a majority of our marketable securities are investment grade municipal fixed-rate bonds, municipal variable rate demand notes and municipal money market instruments denominated in United States dollars. At March 31, 2009, our municipal variable rate demand notes had a credit rating of A-1+ or VMIG-1. Approximately 66% of our municipal fixed-rate bonds had a credit rating of AAA and 34% had a credit rating of AA. We also held $25.3 million of corporate bonds issued by various banks that are guaranteed by the Federal Deposit Insurance Corporation. At March 31, 2009, our corporate bonds had a credit rating of AAA.

We maintain depository investments with certain financial institutions. Although these depository investments may exceed government insured depository limits, we have evaluated the credit worthiness of these applicable financial institutions, and determined the risk of material financial loss due to exposure of such credit risk to be minimal. As of March 31, 2009, $32.2 million of our cash and cash equivalents, primarily certain domestic money market funds and foreign depository accounts, were in excess of government provided insured depository limits. The Temporary Liquidity Guarantee Program adopted during 2008 by the Federal Deposit Insurance Corporation provides full coverage of our domestic depository accounts through December 2009.

As of March 31, 2009, approximately $215.7 million of our cash and investments may be directly affected by changes in interest rates. We have performed a hypothetical sensitivity analysis assuming market interest rates increase or decrease by 50 basis points (bps), 100 bps and 150 bps for the entire year, while all other variables remain constant. At March 31, 2009, we held $73.8 million of money market instruments and municipal variable rate demand notes. Hypothetical 50 bps, 100 bps and 150 bps declines in interest rates as of March 31, 2009 would reduce annualized interest income on our money market instruments and municipal variable rate demand notes by approximately $0.4 million, $0.7 million and $1.1 million, respectively. In addition, we held $141.9 million of fixed-rate municipal bonds and corporate bonds whose fair value may be directly affected by a change in interest rates. Hypothetical 50 bps, 100 bps and 150 bps increases in interest rates as of March 31, 2009 would reduce the fair value of our municipal fixed-rate bonds and corporate bonds by approximately $0.9 million, $1.8 million and $2.7 million, respectively.

As of March 31, 2008, interest income on approximately $90.0 million of our cash and investments was subject to being directly affected by changes in interest rates. We performed a hypothetical sensitivity analysis assuming market interest rates increase or decrease by 50 basis points (bps), 100 bps and 150 bps, while all other variables remain constant. Hypothetical 50 bps, 100 bps and 150 bps declines in interest rates as of March 31, 2008 would have reduced annualized interest income on our money market instruments and municipal variable rate demand notes by approximately $0.4 million, $0.9 million and $1.3 million, respectively. In addition, hypothetical 50 bps, 100 bps and 150 bps increases in interest rates as of March 31, 2008 would have reduced the fair value of our municipal fixed-rate bonds by approximately $0.2 million, $0.5 million and $0.7 million, respectively.

For further information about the fair value of our available-for-sale investments as of March 31, 2009 see Note 4 of Notes to Condensed Consolidated Financial Statements.

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

A list of factors that could materially affect our business, financial condition or operating results is included under “Factors That Could Affect Our Future Results” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 2 of Part I of this report. There have been no material changes to the risk factors as disclosed in Item 1A of Part I of our most recent Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 27, 2009 with the SEC.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth ADTRAN’s repurchases of its common stock for the months indicated.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2009 – January 31, 2009	—	—	—	3,453,571
February 1, 2009 – February 28, 2009	98,580	$14.51	98,580	3,354,991
March 1, 2009 – March 31, 2009	—	—	—	3,354,991

Total	98,580		98,580

(1)

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

ADTRAN, INC. (Registrant)

Date: May 1, 2009	/s/ James E. Matthews
James E. Matthews Senior Vice President – Finance, Chief Financial Officer, Treasurer, Secretary and Director

EXHIBIT INDEX

Exhibit No.	Description

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications