Form 10-Q
period 2009-06-30
ADTRAN INC
filed 2009-08-03
CIK 926282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2009

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (232.405 of this chapter) during the preceding 12 months (or for shorter period that the Registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer  ☒    Accelerated Filer  ☐    Non-accelerated Filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date:

Class	Outstanding at July 27, 2009
Common Stock, $.01 Par Value	62,787,171 shares

ADTRAN, INC.

Quarterly Report on Form 10-Q

For the Three and Six Months Ended June 30, 2009

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ADTRAN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$38,192	$41,909
Short-term investments	125,779	96,277
Accounts receivable, less allowance for doubtful accounts of $50 at June 30, 2009 and $38 at December 31, 2008	63,990	52,749
Other receivables	5,661	2,896
Inventory	48,342	47,406
Prepaid expenses	2,383	2,974
Deferred tax assets, net	8,788	8,653

Total current assets	293,135	252,864
Property, plant and equipment, net	74,429	75,487
Deferred tax assets, net	1,970	3,920
Other assets	103	103
Long-term investments	157,128	141,241

Total assets	$526,765	$473,615

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$22,970	$20,313
Unearned revenue	6,263	6,141
Accrued expenses	4,363	3,536
Accrued wages and benefits	10,859	9,868
Income tax payable, net	5,972	266

Total current liabilities	50,427	40,124
Other non-current liabilities	11,127	9,422
Bonds payable	48,250	48,250

Total liabilities	109,804	97,796
Commitments and contingencies (see Note 11)
Stockholders’ Equity
Common stock, par value $0.01 per share; 200,000 shares authorized; 79,652 shares issued at June 30, 2009 and December 31, 2008	797	797
Additional paid-in capital	176,657	172,704
Accumulated other comprehensive income (loss)	6,349	(1,009)
Retained earnings	623,607	603,600
Less treasury stock at cost: 17,098 shares at June 30, 2009 and 17,493 shares at December 31, 2008	(390,449)	(400,273)

Total stockholders’ equity	416,961	375,819

Total liabilities and stockholders’ equity	$526,765	$473,615

See notes to condensed consolidated financial statements

ADTRAN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Sales	$121,528	$131,183	$231,892	$251,068
Cost of sales	49,838	51,789	92,742	101,434

Gross profit	71,690	79,394	139,150	149,634
Selling, general and administrative expenses	24,885	25,709	48,582	51,256
Research and development expenses	20,670	20,215	41,532	39,768

Operating income	26,135	33,470	49,036	58,610
Interest and dividend income	1,837	2,219	3,475	4,502
Interest expense	(609)	(660)	(1,212)	(1,279)
Net realized investment gain (loss)	995	(15)	(2,203)	(104)
Other income (expense), net	100	339	(35)	466

Income before provision for income taxes	28,458	35,353	49,061	62,195
Provision for income taxes	(9,619)	(12,939)	(15,038)	(22,734)

Net income	$18,839	$22,414	$34,023	$39,461

Weighted average shares outstanding – basic	62,358	64,239	62,241	64,419
Weighted average shares outstanding – diluted	63,141	65,340	62,858	65,400
Earnings per common share – basic	$0.30	$0.35	$0.55	$0.61
Earnings per common share – diluted	$0.30	$0.34	$0.54	$0.60
Dividend per share	$0.09	$0.09	$0.18	$0.18

See notes to condensed consolidated financial statements

ADTRAN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$34,023	$39,461
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,008	4,823
Amortization of net premium on available-for-sale investments	1,643	873
Net realized loss on long-term investments	2,203	104
Gain on disposal of property, plant and equipment	(22)	(15)
Stock-based compensation expense	3,411	3,999
Deferred income taxes	(1,625)	(1,411)
Tax benefits from stock option exercises	542	456
Excess tax benefits from stock-based compensation arrangements	(354)	(247)
Changes in operating assets and liabilities:
Accounts receivable, net	(11,241)	7,979
Other receivables	(2,765)	231
Inventory	(936)	(1,279)
Prepaid expenses and other assets	591	714
Accounts payable	2,657	2,345
Accrued expenses and other liabilities	3,642	2,230
Income tax payable, net	5,706	4,522

Net cash provided by operating activities	42,483	64,785

Cash flows from investing activities:
Purchases of property, plant and equipment	(3,928)	(4,615)
Proceeds from sales and maturities of available-for-sale investments	107,512	120,232
Purchases of available-for-sale investments	(147,580)	(112,590)

Net cash (used in) provided by investing activities	(43,996)	3,027

Cash flows from financing activities:
Proceeds from stock option exercises	8,420	1,724
Purchases of treasury stock	(1,430)	(14,871)
Dividend payments	(11,179)	(11,624)
Excess tax benefits from stock-based compensation arrangements	354	247

Net cash used in financing activities	(3,835)	(24,524)

Net (decrease) increase in cash and cash equivalents	(5,348)	43,288
Effect of exchange rate changes	1,631	625
Cash and cash equivalents, beginning of period	41,909	13,941

Cash and cash equivalents, end of period	$38,192	$57,854

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expense during the reporting period. ADTRAN’s more significant estimates include the allowance for doubtful accounts, obsolete and excess inventory reserves, warranty reserves, customer rebates, allowance for sales returns, determination of the deferred revenue components of multiple element sales agreements, estimated income tax contingencies, the fair value of stock-based compensation, and the evaluation of other-than-temporary declines in the value of investments. Actual amounts could differ significantly from these estimates.

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (FASB) released FASB Staff Position (FSP) Financial Accounting Standard (FAS) 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FAS 107-1 and APB 28-1). This FSP amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. The proposal also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. This FSP is effective for interim periods ending after June 15, 2009. We adopted FSP FAS 107-1 and APB 28-1 in the second quarter of 2009, and have provided the disclosures required for the period ending June 30, 2009.

In April 2009, the FASB released FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FAS 157-4). This FSP provides additional guidance in determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes as defined in FASB Statement No. 157, “Fair Value Measurements.” FSP FAS 157-4 is effective for interim periods ending after June 15, 2009. We adopted the provisions of FSP FAS 157-4 for the period ending June 30, 2009, with no effect on our consolidated results of operations and financial condition for the three and six months ended June 30, 2009.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-than-Temporary Impairments.” This FSP provides guidance in determining whether impairments in debt securities are other-than-temporary, and modifies the presentation and disclosures surrounding such instruments. This FSP is effective for interim periods ending after June 15, 2009. We adopted the provisions of this FSP for the period ending June 30, 2009, with no effect on our consolidated results of operations and financial condition for the three and six months ended June 30, 2009.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS 165), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for financial statements issued for interim and annual reporting periods ending after June 15, 2009. We adopted SFAS 165 for the period ended June 30, 2009, and have provided the disclosures required for the period ending June 30, 2009.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (SFAS 168). SFAS 168 establishes the FASB Standards Accounting Codification (“Codification”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied to nongovernmental entities and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification will supersede all the existing non-SEC accounting and reporting standards upon its effective date and subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. SFAS 168 also replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” given that once in effect, the Codification will carry the same level of authority. We do not anticipate that the adoption of this statement will have a material impact on our consolidated results of operations or financial condition.

During the first quarter of 2009, we adopted the following accounting standards, none of which had a material effect on our consolidated results of operations or financial condition:

FASB Statement No. 141, (revised 2007), Business Combinations (SFAS 141R), establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree in a business combination. SFAS 141R establishes principles stipulating how goodwill acquired in a business combination or a gain from a bargain purchase should be recognized and measured. The statement also expands the disclosure requirements related to the nature and financial impact of business combinations. We adopted SFAS 141R as of January 1, 2009. The adoption of SFAS 141R had no effect on our consolidated results of operations and financial condition for the three and six months ended June 30, 2009.

FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51 (SFAS 160), establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 also provides guidance when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners of a subsidiary. We adopted SFAS 160 as of January 1, 2009. The adoption of SFAS 160 had no effect on our consolidated results of operations and financial condition for the three and six months ended June 30, 2009.

FASB FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” establishes that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. In contrast, the right to receive dividends or dividend equivalents that the holder will forfeit if the award does not vest does not constitute a participation right and such an award does not meet the definition of a participating security in its current form (that is, prior to the requisite service having been rendered for the award). We adopted FSP EITF 03-6-1 as of January 1, 2009. The adoption of FSP EITF 03-6-1 had no effect on our consolidated results of operations and financial condition for the three and six months ended June 30, 2009.

2. INCOME TAXES

Our effective tax rate decreased from 36.6% in the six months ended June 30, 2008 to 30.7% in the six months ended June 30, 2009. During the first quarter of 2009, ADTRAN completed a review of its estimated tax deductions for the years 2005, 2006 and 2007 relating to the deduction for manufacturer’s domestic production activities concerning the domestic content of the products that we manufacture, under Internal Revenue Code Section 199. This review resulted in a $1.7 million benefit for the first six months of 2009, or a 3.4 percentage point decrease in our effective tax rate in the first six months of 2009. Amended income tax returns were filed during the first quarter of 2009 in association with this benefit. The tax provision for the first six months of 2009 also included the benefit from the research and development tax credit. The tax provision rate for the first six months of 2008 did not include the benefit from the research and development tax credit which had expired as of December 31, 2007. Legislation to extend the research and development tax credits to the tax years 2008 and 2009 was signed into law on October 3, 2008. The exclusion of the benefit from the research and development tax credits resulted in approximately a 1.9 percentage point increase in our effective tax rate in the first six months of 2008.

3. STOCK-BASED COMPENSATION

The following table summarizes the stock-based compensation expense related to stock options and restricted stock units (RSUs) under SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R), for the three and six months ended June 30, 2009 and 2008, which was recognized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2009	2008	2009	2008
Stock-based compensation expense included in cost of sales	$59	$79	$130	$158

Selling, general and administrative expense	674	889	1,502	1,843
Research and development expense	859	992	1,779	1,998

Stock-based compensation expense included in operating expenses	1,533	1,881	3,281	3,841

Total stock-based compensation expense	1,592	1,960	3,411	3,999
Tax benefit for expense associated with non-qualified options	(156)	(196)	(296)	(404)

Total stock-based compensation expense, net of tax	$1,436	$1,764	$3,115	$3,595

The fair value of ADTRAN’s options was estimated using the Black-Scholes model. The determination of the fair value of stock options on the date of grant using the Black-Scholes model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables that may have a significant impact on the fair value estimate. There were no options granted during the three month period ended June 30, 2009. The weighted-average assumptions and value of options granted for the six months ended June 30, 2009 and the three and six months ended June 30, 2008 are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Expected volatility	—	41.42%	42.79%	41.56%
Risk-free interest rate	—	3.12%	1.45%	3.08%
Expected dividend yield	—	1.54%	2.35%	1.59%
Expected life (in years)	—	4.90	4.88	4.91
Weighted-average estimated value	$—	$8.25	$4.77	$8.02

ADTRAN uses the Monte Carlo Simulation valuation technique to value its RSUs. No RSUs were granted to employees during the six months ended June 30, 2009 or 2008.

Stock-based compensation expense recognized in our Condensed Consolidated Statements of Income for the three and six months ended June 30, 2009 and 2008 is based on options and RSUs ultimately expected to vest, and has been reduced for estimated forfeitures. Estimated forfeitures for stock options were based upon historical experience and approximate 5% annually. We estimated a 0% forfeiture rate for our RSUs due to the limited number of recipients and lack of historical experience for these awards.

As of June 30, 2009, total compensation cost related to non-vested stock options and RSUs not yet recognized was approximately $11.7 million, which is expected to be recognized over an average remaining recognition period of 2.3 years using the ratable single-option approach.

The following schedule summarizes the activity in our stock option plans for the six months ended June 30, 2009:

(In thousands, except per share amounts)	Number of Options	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options outstanding, December 31, 2008	6,826	$19.43	5.79	$6,889
Options granted	13	$15.29
Options cancelled/forfeited	(28)	$24.25
Options exercised	(495)	$17.10

Options outstanding, June 30, 2009	6,316	$19.56	5.56	$23,344

Options exercisable, June 30, 2009	4,172	$19.34	4.25	$18,092

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (the difference between ADTRAN’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2009. The aggregate intrinsic value will change based on the fair market value of ADTRAN’s stock. The total pre-tax intrinsic value of options exercised during the three and six month period ended June 30, 2009 was $1.8 million.

4. INVESTMENTS

At June 30, 2009, we held the following securities and investments, recorded at either fair value or cost.

	Amortized Cost	Gross Unrealized		Fair Value / Carrying Value
(In thousands)		Gains	Losses
Deferred compensation plan assets investments	$2,665	$229	$(76)	$2,818
Municipal fixed-rate bonds	119,066	1,259	(6)	120,319
Municipal variable rate demand notes	64,269	—	—	64,269
Corporate bonds (FDIC guaranteed)	27,175	152	(5)	27,322
Fixed income bond fund	867	127	—	994
Marketable equity securities	9,191	7,591	(555)	16,227

Available-for-sale securities held at fair value	$223,233	$9,358	$(642)	$231,949

Restricted investments held at cost				48,750
Other investments held at cost				2,208

Total carrying value of available-for-sale securities and investments held at cost				$282,907

At June 30, 2009, we held $2.8 million of deferred compensation plan assets, carried at fair value.

At June 30, 2009, we held $120.3 million of municipal fixed-rate bonds. At June 30, 2009, approximately 67% of our municipal fixed-rate bond portfolio had a credit rating of AAA, 30% had a credit rating of AA, and the remaining 3% had a credit rating of A. These bonds are classified as available-for-sale investments and had an average duration of 1.2 years at June 30, 2009. Because our bond portfolio has a high quality rating and contractual maturities of a short duration, we are able to obtain prices for these bonds derived from observable market inputs, or for similar securities traded in an active market, on a daily basis.

At June 30, 2009, we held $64.3 million of municipal variable rate demand notes, all of which are classified as available-for-sale short-term investments. At June 30, 2009, 98% of our municipal variable rate demand notes had a credit rating of VMIG-1 or A-1+ with the remaining 2% rated A-2 and all contained put options of seven days. Thus, despite the long-term nature of their stated contractual maturities, we believe we have the ability to quickly liquidate these securities. Our investments in these securities are recorded at fair value, and the interest rates reset every seven days. We have the ability to sell our variable rate demand notes to the remarketing agent, tender agent or issuer at par value plus accrued interest in the event we decide to liquidate our investment in a particular variable rate demand note. Approximately 36% of our variable rate demand notes are supported by letters of credit from banks that we believe to be in good financial condition. As a result, we had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from these investments at June 30, 2009. All income generated from these investments was recorded as interest income. We have not been required to record any losses relating to municipal variable rate demand notes.

At June 30, 2009, we held $27.3 million of corporate bonds issued by various banks that are guaranteed by the Federal Deposit Insurance Corporation (FDIC). These bonds are classified as available-for-sale and had an average duration of 2.6 years at June 30, 2009. All of these bonds had a credit rating of AAA at June 30, 2009. Because of the high quality and short duration of these issues, we are able to obtain prices for these bonds derived from observable market inputs on a daily basis.

At June 30, 2009, we held $1.0 million of a fixed income bond fund.

At June 30, 2009, we held $16.2 million of marketable equity securities, including a single security, of which we held 2.1 million shares, carried at a fair value of $7.5 million. We sold 400 thousand shares of this security during the six months ended June 30, 2009. The sale resulted in proceeds of $1.2 million and a realized gain of $1.1 million. This single security traded approximately 183 thousand shares per day in the first six months of 2009, in an active market on a European stock exchange. This single security carried $6.7 million of the gross unrealized gains included in the fair market value of our marketable equity securities at June 30, 2009. The remaining $0.9 million of unrealized gains and $0.6 million of gross unrealized losses were spread among more than 300 issues.

At June 30, 2009, we held a $48.8 million restricted certificate of deposit, which is carried at cost. This investment serves as a collateral deposit against the principal amount outstanding under loans made to ADTRAN pursuant to an Alabama State Industrial Development Authority revenue bond (the Bond). At June 30, 2009, the estimated fair value of the Bond was approximately $47.0 million, based on a debt security with a comparable interest rate and maturity and a Standard & Poor’s credit rating of AA. ADTRAN has the right to set-off the balance of the Bond with the collateral deposit in order to reduce the balance of the indebtedness. For more information on the Bond, see “Debt” under “Liquidity and Capital Resources” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 2 of Part I of this report.

At June 30, 2009, we held $2.2 million of other investments carried at cost, consisting of interests in two private equity funds and an investment in a privately held telecommunications equipment manufacturer. The fair value of these investments was estimated to be approximately $10.4 million at June 30, 2009, based on unobservable inputs including information supplied by the companies. We have committed to invest up to an aggregate of $7.9 million in the two private equity funds, and we have contributed $7.9 million as of June 30, 2009, of which $7.4 million has been applied toward these commitments. As of June 30, 2009, we have received distributions related to these two private equity funds of $6.3 million, of which $0.6 million was recorded as a realized investment gain. These investments are carried at cost, net of distributions, with distributions in excess of our investment recorded as a realized investment gain. The duration of each of the commitments in the equity funds is ten years with $0.2 million expiring in 2010 and $0.3 million expiring in 2012.

We review our investment portfolio for potential “other-than-temporary” declines in value on an individual investment basis. We assess, on a quarterly basis, significant declines in value which may be considered other-than-temporary and, if necessary, recognize and record the appropriate charge to write-down the carrying value of such investments. In making this assessment, we take into consideration qualitative and quantitative information, including but not limited to the following: the magnitude and duration of historical declines in market prices, credit rating activity, assessments of liquidity, public filings, and statements made by the issuer. We generally begin our identification of potential other-than-temporary impairments by reviewing any security with a fair value that has declined from its original or adjusted cost basis by 25% or more for six or more consecutive months. We then evaluate the individual security based on the previously identified factors to determine the amount of the write-down, if any. Because of the strained credit markets and deterioration in the equity markets experienced beginning in the fourth quarter of 2008, we expanded the impairment review of our investments to assess the impact of these factors on our ability to recover our cost of every security whose value had declined from its original or adjusted cost by more than 25%, regardless of the historical duration of the decline. We then evaluated individual securities to determine the amount of the write-down, if any. As a result, we recorded an other-than-temporary impairment charge of $0.1 million and $2.0 million during the three and six months ending June 30, 2009, respectively, related to eight and 107 marketable equity securities. In addition to the impairment charge we recorded on our marketable equity securities, we recorded an impairment of $0.4 million related to our investment in a fixed income bond fund and $0.5 million related to our deferred compensation plan during the six months ending June 30, 2009 as a result of similar reviews. There were no such charges during the three months ended June 30, 2009 related to the fixed income bond fund or deferred compensation plan assets. As long as current market conditions continue to exist, we will continue to complete a similar review of individual securities for impairment each quarter. For the six months ended June 30, 2008, we had a charge of $0.2 million related to the impairment of 17 publicly traded equity securities. There were no such charges during the three months ended June 30, 2008.

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

	Fair Value Measurements at June 30, 2009 Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$16,110	$16,110	$—	$—

Available-for-sale securities held at fair value
Deferred compensation plan assets	2,818	2,818	—	—
Municipal fixed-rate bonds	120,319	—	120,319	—
Municipal variable rate demand notes	64,269	—	64,269	—
Corporate bonds (FDIC guaranteed)	27,322	—	27,322	—
Fixed income bond fund	994	994	—	—
Marketable equity securities	16,227	16,227	—	—

Available-for-sale securities held at fair value	$231,949	$20,039	$211,910	$—

Total	$248,059	$36,149	$211,910	$—

	Fair Value Measurements at December 31, 2008 Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$25,389	$25,389	$—	$—

Available-for-sale securities held at fair value
Deferred compensation plan assets	2,457	2,457	—	—
Government agency security	1,999	—	1,999	—
Municipal fixed-rate bonds	116,943	—	116,943	—
Municipal variable rate demand notes	52,633	—	52,633	—
Fixed income bond fund	884	884	—	—
Marketable equity securities	11,644	11,644	—	—

Available-for-sale securities held at fair value	$186,560	$14,985	$171,575	$—

Total	$211,949	$40,374	$171,575	$—

5. INVENTORY

At June 30, 2009 and December 31, 2008, inventory consisted of the following:

(In thousands)	June 30, 2009	December 31, 2008
Raw materials	$35,182	$32,591
Work in progress	3,012	1,552
Finished goods	18,152	20,991
Inventory reserves	(8,004)	(7,728)

Total	$48,342	$47,406

6. STOCKHOLDERS’ EQUITY

A summary of the changes in stockholders’ equity for the six months ended June 30, 2009 is as follows:

(In thousands)	Stockholders’ Equity
Balance, December 31, 2008	$375,819
Net income	34,023
Dividend payments	(11,179)
Dividends accrued for unvested restricted stock units	(3)
Change in unrealized gains and losses on marketable securities (net of deferred taxes)	4,185
Reclassification adjustment for amounts included in net income (net of deferred taxes)	1,542
Foreign currency translation adjustment	1,631
Proceeds from stock option exercises	8,420
Tax benefits from stock option exercises	542
Stock-based compensation expense	3,411
Purchases of treasury stock	(1,430)

Balance, June 30, 2009	$416,961

Stock Repurchase Program

Since 1997, our Board of Directors has approved multiple share repurchase programs that have authorized open market repurchase transactions of up to 30 million shares of our common stock. During the six months ended June 30, 2009, we repurchased 0.1 million shares of our common stock at an average price of $14.51 per share, and all of these repurchases occurred in the first quarter of 2009. We have the authority to purchase an additional 3.4 million shares of our common stock under the plan approved by the Board of Directors on April 14, 2008.

Stock Option Exercises

We issued 0.5 million shares of treasury stock during the six months ended June 30, 2009 to accommodate employee stock option exercises. The stock options had exercise prices ranging from $8.70 to $18.03. We received proceeds totaling $8.4 million from the exercise of these stock options during the first six months of 2009.

Dividend Payments

During 2009, ADTRAN has paid cash dividends as follows (in thousands except per share amounts):

Record Date	Payment Date	Per Share Amount	Total Dividend Paid
February 5, 2009	February 19, 2009	$ 0.09	$ 5,568
April 30, 2009	May 14, 2009	$ 0.09	$ 5,611

Comprehensive Income

Comprehensive income consists of net income, foreign currency translation adjustments, reclassification adjustments for amounts included in net income and unrealized gains and losses on marketable securities.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2009	2008	2009	2008
Net income	$18,839	$22,414	$34,023	$39,461
Foreign currency translation adjustment	1,622	318	1,631	625
Reclassification adjustment for amounts included in net income, net of deferred taxes	(72)	41	1,542	143
Change in unrealized gains and losses on marketable securities, net of deferred taxes	3,621	(246)	4,185	(2,062)

Total comprehensive income	$24,010	$22,527	$41,381	$38,167

7. EARNINGS PER SHARE

A summary of the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2009 and 2008 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2009	2008	2009	2008
Numerator
Net income	$18,839	$22,414	$34,023	$39,461

Denominator
Weighted average number of shares – basic	62,358	64,239	62,241	64,419
Effect of dilutive securities
Stock options	783	1,101	617	981
Restricted stock units	—	—	—	—

Weighted average number of shares – diluted	63,141	65,340	62,858	65,400

Net income per share – basic	$0.30	$0.35	$0.55	$0.61
Net income per share – diluted	$0.30	$0.34	$0.54	$0.60

Anti-dilutive options to purchase common stock outstanding were excluded from the above calculations. Anti-dilutive options totaled 3.4 million and 3.3 million for the three months ended June 30, 2009 and 2008, respectively. Anti-dilutive options totaled 4.7 million and 3.5 million for the six months ended June 30, 2009 and 2008, respectively.

8. SEGMENT INFORMATION

ADTRAN operates in two reportable segments: (1) the Carrier Networks Division and (2) the Enterprise Networks Division. We evaluate the performance of our segments based on gross profit; therefore, selling, general and administrative expenses, research and development expenses, interest and dividend income, interest expense, net realized investment gain/loss, other income/expense, net and provision for income taxes are reported on an entity-wide basis only. There are no inter-segment revenues.

The following table presents information about the reported sales and gross profit of our reportable segments for the three and six months ended June 30, 2009 and 2008. Asset information by reportable segment is not reported, since ADTRAN does not produce such information internally.

	Three Months Ended
	June 30, 2009		June 30, 2008
(In thousands)	Sales	Gross Profit	Sales	Gross Profit
Carrier Networks	$91,766	$53,508	$104,591	$64,213
Enterprise Networks	29,762	18,182	26,592	15,181

Total	$121,528	$71,690	$131,183	$79,394

	Six Months Ended
	June 30, 2009		June 30, 2008
(In thousands)	Sales	Gross Profit	Sales	Gross Profit
Carrier Networks	$178,850	$107,763	$199,063	$119,958
Enterprise Networks	53,042	31,387	52,005	29,676

Total	$231,892	$139,150	$251,068	$149,634

Sales by Geographic Region

The table below presents sales information by geographic region for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
United States	$115,085	$123,422	$218,503	$236,861
International	6,443	7,761	13,389	14,207

Total	$121,528	$131,183	$231,892	$251,068

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

The table below presents sales information by product category for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2009	2008	2009	2008
Carrier Systems	$56,210	$57,684	$98,939	$108,886
Business Networking	26,432	21,771	46,444	42,757
Loop Access	38,886	51,728	86,509	99,425

Total	$121,528	$131,183	$231,892	$251,068

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

Subcategory revenues included in the above are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2009	2008	2009	2008
Growth Products
Broadband Access (included in Carrier Systems)	$31,391	$31,309	$53,610	$59,911
Optical Access (included in Carrier Systems)	13,514	13,383	24,166	24,549
Internetworking (NetVanta & Multi-service Access Gateways) (included in Business Networking)	20,427	15,986	35,742	30,899

Total	65,332	60,678	113,518	115,359
Traditional Products
HDSL (does not include T1) (included in Loop Access)	34,349	45,348	77,270	87,298
Other products (included in the preceding table)	21,847	25,157	41,104	48,411

Total	56,196	70,505	118,374	135,709

Total	$121,528	$131,183	$231,892	$251,068

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

The liability for warranty returns totaled $2.8 million at June 30, 2009 and December 31, 2008. These liabilities are included in accrued expenses in the accompanying Condensed Consolidated Balance Sheets.

A summary of warranty expense and write-off activity for the six months ended June 30, 2008 and 2009 is as follows:

	Six Months Ended
(In thousands)	June 30, 2009	June 30, 2008
Balance at beginning of period	$2,812	$2,944
Plus: amounts acquired or charged to cost and expenses	1,225	1,148
Less: deductions	(1,265)	(1,197)

Balance at end of period	$2,772	$2,895

10. RELATED PARTY TRANSACTIONS

We employ the law firm of our director emeritus for legal services. All bills for services rendered by this firm are reviewed and approved by our chief financial officer. We believe that the fees for such services are comparable to those charged by other firms for services rendered to us. We paid $40 thousand during the three month period ended June 30, 2009 and $30 thousand during the three month period ended June 30, 2008 for legal services rendered. We paid $50 thousand during the six month period ended June 30, 2009 and $60 thousand during the six month period ended June 30, 2008 for legal services rendered.

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

We have committed to invest up to an aggregate of $7.9 million in two private equity funds, and we have contributed $7.9 million to date, of which $7.4 million has been applied to these commitments. See Note 4 of Notes to Condensed Consolidated Financial Statements for additional information.

12. SUBSEQUENT EVENTS

On July 14, 2009, ADTRAN announced that our Board of Directors declared a quarterly cash dividend of $0.09 per common share to be paid to stockholders of record at the close of business on July 30, 2009. The payment date will be August 13, 2009. The quarterly dividend payment will be approximately $5.6 million. In July 2003, our Board of Directors elected to begin declaring quarterly dividends on our common stock considering the tax treatment of dividends and adequate levels of Company liquidity.

We have evaluated all subsequent events through August 3, 2009, the date the financial statements were issued.

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

Sales were $121.5 million and $231.9 million for the three and six months ended June 30, 2009 compared to $131.2 million and $251.1 million for the three and six months ended June 30, 2008. Product revenues for our three primary growth areas, Broadband Access, Optical Access and Internetworking, were $65.3 million and $113.5 million for the three and six months ended June 30, 2009 compared to $60.7 million and $115.4 million for the three and six months ended June 30, 2008. Our gross margin decreased for the three months ended June 30, 2009 to 59.0% compared to 60.5% for the three months ended June 30, 2008, while increasing for the six months ended June 30, 2009 to 60.0% compared to 59.6% for the six months ended June 30, 2008. Our operating margin decreased to 21.5% and 21.1% for the three and six months ended June 30, 2009 from 25.5% and 23.3% for the three and six months ended June 30, 2008. Net income was $18.8 million and $34.0 million for the three and six months ended June 30, 2009 compared to $22.4 million and $39.5 million for the three and six months ended June 30, 2008. Our effective tax rate decreased from 36.6% for the three and six months ended June 30, 2008 to 33.8% and 30.7% for the three and six months ended June 30, 2009.

Earnings per share, assuming dilution, were $0.30 and $0.54 for the three and six months ended June 30, 2009 compared to $0.34 and $0.60 for the three and six months ended June 30, 2008. Earnings per share for the three and six months ended June 30, 2009 compared to the same period in 2008 reflects a lower weighted average number of shares outstanding in 2009 due to stock repurchases under the share repurchase plans approved by our Board of Directors.

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

Beginning in the latter part of the third quarter of 2008 and extending through the second quarter of 2009, we experienced an overall decline in order rates across most of our product categories. We believe this decline in order rates was the result of slowing macroeconomic conditions. If the macroeconomic conditions experienced in the second quarter of 2009 remain constant, we believe that it is likely that ADTRAN will experience lower revenue levels in the third quarter of 2009 than we realized in the third quarter of 2008.

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

RESULTS OF OPERATIONS – THREE AND SIX MONTHS ENDED JUNE 30, 2009 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2008

SALES

ADTRAN’s sales decreased 7.4% from $131.2 million in the three months ended June 30, 2008 to $121.5 million in the three months ended June 30, 2009, and decreased 7.6% from $251.1 million in the six months ended June 30, 2008 to $231.9 million in the six months ended June 30, 2009.

Carrier Networks sales decreased 12.3% from $104.6 million in the three months ended June 30, 2008 to $91.8 million in the three months ended June 30, 2009. Carrier Networks sales decreased 10.2% from $199.1 million in the six months ended June 30, 2008 to $178.9 million in the six months ended June 30, 2009. The decrease in Carrier Networks sales for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 is primarily attributable to decreases in sales of HDSL and other traditional TDM products. The decrease in Carrier Networks sales for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 is primarily attributable to decreases in sales of HDSL and other traditional TDM products, and Broadband Access products.

Enterprise Networks sales increased 11.9% from $26.6 million in the three months ended June 30, 2008 to $29.8 million in the three months ended June 30, 2009 and increased 2.0% from $52.0 million in the six months ended June 30, 2008 to $53.0 million in the six months ended June 30, 2009. The increase in Enterprise Networks sales for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 is primarily attributable to an increase in Internetworking products sales, partially offset by a decrease in enterprise T1products sales. The increase in Enterprise Networks sales for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 is primarily attributable to an increase in Internetworking products sales, partially offset by decreases in sales of traditional IAD products and enterprise T1 products. Internetworking product sales were 65.8% and 64.7% of Enterprise Network sales in the three and six months ended June 30, 2009 compared with 57.7% in the three and six months ended June 30, 2008. Traditional products primarily comprise the remainder of Enterprise Networks sales. Enterprise Networks sales as a percentage of total sales increased from 20.3% for the three months ended June 30, 2008 to 24.5% for the three months ended June 30, 2009 and increased from 20.7% for the six months ended June 30, 2008 to 22.9% for the six months ended June 30, 2009.

International sales, which are included in the Carrier Networks and Enterprise Networks amounts discussed above, decreased 17.0% from $7.8 million in the three months ended June 30, 2008 to $6.4 million in the three months ended June 30, 2009 and decreased 5.8% from $14.2 million in the six months ended June 30, 2008 to $13.4 million in the six months ended June 30, 2009. International sales, as a percentage of total sales, decreased from 5.9% for the three months ended June 30, 2008 to 5.3% for the three months ended June 30, 2009, and increased from 5.7% for the six months ended June 30, 2008 to 5.8% for the six months ended June 30, 2009. International sales decreased in the three and six month periods of 2009 compared to the 2008 periods due primarily to slowing macroeconomic conditions.

Carrier Systems product sales decreased $1.5 million and $9.9 million in the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008 due primarily to decreases in sales of traditional TDM products and Broadband Access products.

Business Networking product sales increased $4.7 million and $3.7 million in the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008 primarily due to an increase in sales of Internetworking products.

Loop Access product sales decreased $12.8 million and $12.9 million in the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008 primarily due to decreases in sales of HDSL and enterprise T1 products.

COST OF SALES

As a percentage of sales, cost of sales increased from 39.5% in the three months ended June 30, 2008 to 41.0% in the three months ended June 30, 2009 and decreased from 40.4% in the six months ended June 30, 2008 to 40.0% in the six months ended June 30, 2009. The increase for the three month period ended June 30, 2009 is primarily related to expediting costs and costs related to a new product release. The decrease for the six month period ended June 30, 2009 is primarily related to lower freight costs.

Carrier Networks cost of sales, as a percent of division sales, increased from 38.6% in the three months ended June 30, 2008 to 41.7% in the three months ended June 30, 2009 and remained constant at 39.7% in the six months ended June 30, 2008 and 2009. The increase for the three month period ended June 30, 2009 was primarily related to expediting costs and costs related to a new product release.

Enterprise Networks cost of sales, as a percent of division sales, decreased from 42.9% in the three months ended June 30, 2008 to 38.9% in the three months ended June 30, 2009 and decreased from 42.9% in the six months ended June 30, 2008 to 40.8% in the six months ended June 30, 2009. These decreases for the three and six month periods ended June 30, 2009 were primarily related to lower product costs and a shift in product mix to a lower average cost mix.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased 3.2% from $25.7 million in the three months ended June 30, 2008 to $24.9 million in the three months ended June 30, 2009 and decreased 5.2% from $51.3 million in the six months ended June 30, 2008 to $48.6 million in the six months ended June 30, 2009. The decrease in selling, general and administrative expenses for the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008 is primarily related to a reduction in discretionary expenditures including temporary labor, travel and various promotional expenses.

Selling, general, and administrative expenses as a percentage of sales increased from 19.6% in the three months ended June 30, 2008 to 20.5% in the three months ended June 30, 2009 and increased from 20.4% in the six months ended June 30, 2008 to 21.0% in the six months ended June 30, 2009.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased 2.3% from $20.2 million in the three months ended June 30, 2008 to $20.7 million in the three months ended June 30, 2009 and increased 4.4% from $39.8 million in the six months ended June 30, 2008 to $41.5 million in the six months ended June 30, 2009. The increase in research and development expenses primarily reflects increased staffing, engineering and testing expense primarily related to customer specific product development activities, as well as costs related to product approvals primarily for one or more of the top three U.S. carriers.

As a percentage of sales, research and development expenses increased from 15.4% in the three months ended June 30, 2008 to 17.0% in the three months ended June 30, 2009 and increased from 15.8% in the six months ended June 30, 2008 to 17.9% in the six months ended June 30, 2009.

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

INTEREST AND DIVIDEND INCOME

Interest and dividend income decreased 17.2% from $2.2 million in the three months ended June 30, 2008 to $1.8 million in the three months ended June 30, 2009 and decreased 22.8% from $4.5 million in the six months ended June 30, 2008 to $3.5 million in the six months ended June 30, 2009. The decrease is primarily driven by a 45% reduction in the average rate of return on these investments for the six month period of 2009 compared to 2008 as a result of lower interest rates, partially offset by a 6% increase in our average investment balances.

INTEREST EXPENSE

Interest expense, which is primarily related to our taxable revenue bond, remained relatively constant at $0.7 million and $0.6 million for the three months ended June 30, 2008 and 2009 and $1.3 million and $1.2 million for six months ended June 30, 2008 and June 30, 2009, respectively. See “Liquidity and Capital Resources” below for additional information on our revenue bond.

NET REALIZED INVESTMENT GAIN (LOSS)

Net realized investment gain (loss) decreased from a $15 thousand loss in the three months ended June 30, 2008 to a $1.0 million gain in the three months ended June 30, 2009 and increased from a $0.1 million loss in the six months ended June 30, 2008 to a $2.2 million loss in the six months ended June 30, 2009. See “Investing Activities” in “Liquidity and Capital Resources” below for additional information.

OTHER INCOME (EXPENSE), NET

Other income (expense), net, comprised primarily of miscellaneous income, gains and losses on foreign currency transactions, investment account management fees and scrap raw material sales, decreased from $0.3 million of income in the three months ended June 30, 2008 to $0.1 million of income in the three months ended June 30, 2009 and decreased from $0.5 million of income in the six months ended June 30, 2008 to $35 thousand of expense in the six months ended June 30, 2009.

INCOME TAXES

Our effective tax rate decreased from 36.6% in the three months ended June 30, 2008 to 33.8% in the three months ended June 30, 2009 and from 36.6% in the six months ended June 30, 2008 to 30.7% in the six months ended June 30, 2009. During the first quarter of 2009, ADTRAN completed a review of its estimated tax deductions for the years 2005, 2006 and 2007 relating to the deduction for manufacturer’s domestic production activities concerning the domestic content of the products that we manufacture, under Internal Revenue Code Section 199. This review resulted in a $1.7 million benefit for the first six months of 2009, or a 3.4 percentage point decrease in our effective tax rate in the first six months of 2009. Amended income tax returns were filed during the first quarter of 2009 in association with this benefit. The tax provision for the first six months of 2009 also included the benefit from the research and development tax credit. The tax provision rate for the first six months of 2008 did not include the benefit from the research and development tax credit which had expired as of December 31, 2007. Legislation to extend the research and development tax credits to the tax years 2008 and 2009 was signed into law on October 3, 2008. The exclusion of the benefit from the research and development tax credits resulted in approximately a 1.9 percentage point increase in our effective tax rate in the first six months of 2008.

NET INCOME

As a result of the above factors, net income decreased $3.6 million from $22.4 million in the three months ended June 30, 2008 to $18.8 million in the three months ended June 30, 2009 and decreased $5.4 million from $39.5 million in the six months ended June 30, 2008 to $34.0 million in the six months ended June 30, 2009.

As a percentage of sales, net income decreased from 17.1% in the three months ended June 30, 2008 to 15.5% in the three months ended June 30, 2009 and decreased from 15.7% in the six months ended June 30, 2008 to 14.7% in the six months ended June 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

At June 30, 2009, cash on hand was $38.2 million and short-term investments were $125.8 million, which resulted in available short-term liquidity of $164.0 million. At December 31, 2008, our cash on hand of $41.9 million and short-term investments of $96.3 million resulted in available short-term liquidity of $138.2 million. The increase in liquidity from December 31, 2008 to June 30, 2009 primarily reflects an increase in investments of variable rate demand notes purchased as a result of cash generated from operations.

Operating Activities

Our working capital, which consists of current assets less current liabilities, increased 14.1% from $212.7 million as of December 31, 2008 to $242.7 million as of June 30, 2009. The quick ratio, defined as cash, cash equivalents, short-term investments, and net accounts receivable, divided by current liabilities, decreased from 4.76 as of December 31, 2008 to 4.52 as of June 30, 2009. The current ratio, defined as current assets divided by current liabilities, decreased from 6.30 as of December 31, 2008 to 5.81 as of June 30, 2009. The quick ratio and the current ratio decreased mainly due to an increase of accounts payable and accrued expenses of $4.5 million and an increase in income taxes payable of $5.7 million.

Net accounts receivable increased from $52.7 million at December 31, 2008 to $64.0 million at June 30, 2009. Our allowance for doubtful accounts was $38 thousand at December 31, 2008 and $50 thousand at June 30, 2009. Quarterly accounts receivable days sales outstanding (DSO) increased from 43 days as of December 31, 2008 to 48 days as of June 30, 2009. Net accounts receivable and DSO increased for the quarter ended June 30, 2009 due to the timing of sales during the quarter.

Quarterly inventory turnover increased from 3.8 turns as of December 31, 2008 to 4.1 turns as of June 30, 2009. Inventory increased 2.0% from December 31, 2008 to June 30, 2009. We expect inventory levels to fluctuate as we attempt to maintain sufficient inventory to ensure competitive lead times while managing the risk of inventory obsolescence that may occur due to rapidly changing technology and customer demand.

Accounts payable increased 13.1% from $20.3 million at December 31, 2008 to $23.0 million at June 30, 2009. Generally, the change in accounts payable is due to variations in the timing of the receipt of supplies, inventory and services and our subsequent payments for these purchases.

Investing Activities

Capital expenditures totaled approximately $3.9 million and $4.6 million for the six months ended June 30, 2009 and 2008, respectively. These expenditures were primarily used to purchase manufacturing and test equipment and computer software and hardware.

Our combined short-term and long-term investments increased $45.4 million from $237.5 million at December 31, 2008 to $282.9 million at June 30, 2009, primarily reflecting our investment of cash generated from operations.

We invest all available cash not required for immediate use in operations primarily in securities that we believe bear minimal risk of loss. At June 30, 2009, these investments included municipal variable rate demand notes of $64.3 million, municipal fixed-rate bonds of $120.3 million and corporate bonds of $27.3 million that are guaranteed by the Federal Deposit Insurance Corporation (FDIC) and issued by various banks. At December 31, 2008, these investments included municipal variable rate demand notes of $52.6 million, municipal fixed-rate bonds of $116.9 million and a government agency security of $2.0 million.

Our municipal variable rate demand notes are classified as available-for-sale short-term investments and 98% had a credit rating of VMIG-1 or A-1+ with the remaining 2% rated A-2 at June 30, 2009. Despite the long-term nature of their stated contractual maturities, we believe that we have the ability to quickly liquidate these securities. Our investments in these securities are recorded at fair value and the interest rates reset every seven days. As a result, we had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from these investments. All income generated from these investments was recorded as interest income. We have not been required to record any losses relating to municipal variable rate demand notes.

At June 30, 2009, approximately 67% of our municipal fixed-rate bond portfolio had a credit rating of AAA, 30% had a credit rating of AA, and the remaining 3% had a credit rating of A. These bonds are classified as available-for-sale investments and had an average duration of 1.2 years at June 30, 2009. Because our bond portfolio has a high quality rating and contractual maturities of a short duration, we are able to obtain prices for these bonds derived from observable market inputs, or for similar securities traded in an active market, on a daily basis.

At June 30, 2009, we held $27.3 million of corporate bonds issued by various banks that are guaranteed by the FDIC. These bonds are classified as available-for-sale and had an average duration of 2.6 years at June 30, 2009. All of these bonds had a credit rating of AAA at June 30, 2009. Because of the high quality and short duration of these issues, we are able to obtain prices for these bonds derived from observable market inputs on a daily basis.

Our long-term investments increased 11.3% from $141.2 million at December 31, 2008 to $157.1 million at June 30, 2009. The primary reason for the increase in our long-term investments during the first six months of 2009 was the purchase of corporate bonds issued by various banks. The primary reason for our investment in corporate bonds was to increase the yield on our fixed rate portfolio. Long-term investments at June 30, 2009 and December 31, 2008 included an investment in a certificate of deposit of $48.8 million which serves as collateral for our revenue bonds, as discussed below. We have various equity investments included in long-term investments at a cost of $9.2 million and $12.0 million, and with a fair value of $16.2 million and $11.6 million, at June 30, 2009 and December 31, 2008, respectively, including a single equity security, of which we held 2.1 million shares, carried at $7.5 million and $2.5 million of fair value at June 30, 2009 and December 31, 2008, respectively. We sold 400 thousand shares of this security during the six months ended June 30, 2009. The sale resulted in proceeds of $1.2 million and a realized gain of $1.1 million. The single security traded approximately 183 thousand shares per day in the first six months of 2009, in an active market on a European stock exchange. Of the gross unrealized gains included in the fair value of our marketable securities at June 30, 2009, this single security carried $6.7 million of this unrealized gain. Long-term investments at June 30, 2009 also include $2.8 million related to our deferred compensation plan; $2.2 million of other investments carried at cost, consisting of interests in two private equity funds and an investment in a privately held telecommunications equipment manufacturer; and a $1.0 million fixed income bond fund.

We review our investment portfolio for potential “other-than-temporary” declines in value on an individual investment basis. We assess, on a quarterly basis, significant declines in value which may be considered other-than-temporary and, if necessary, recognize and record the appropriate charge to write-down the carrying value of such investments. In making this assessment, we take into consideration qualitative and quantitative information, including but not limited to the following: the magnitude and duration of historical declines in market prices, credit rating activity, assessments of liquidity, public filings, and statements made by the issuer. We generally begin our identification of potential other-than-temporary impairments by reviewing any security with a fair value that has declined from its original or adjusted cost basis by 25% or more for six or more consecutive months. We then evaluate the individual security based on the previously identified factors to determine the amount of the write-down, if any. Because of the strained credit markets and deterioration in the equity markets experienced beginning in the fourth quarter of 2008, we expanded the impairment review of our investments to assess the impact of these factors on our ability to recover our cost in every security whose value had declined from its original or adjusted cost by more than 25%, regardless of the historical duration of the decline. We then evaluated individual securities to determine the amount of the write-down, if any. As a result, we recorded an other-than-temporary impairment charge of $0.1 million during the second quarter of 2009 related to eight marketable equity securities and $2.0 million during the first six months of 2009 related to 107 marketable equity securities. In addition to the impairment charge we recorded on our marketable equity securities, we recorded an impairment of $0.4 million related to our investment in a fixed income bond fund and $0.5 million related to our deferred compensation plan during the six months ending June 30, 2009 as a result of similar reviews. There were no such charges during the three months ended June 30, 2009 related to the fixed income bond fund or deferred compensation plan assets. As long as current market conditions continue to exist, we will continue to complete a similar review of individual securities for impairment each quarter. For the six months ended June 30, 2008, we had a charge of $0.2 million related to the impairment of 17 publicly traded equity securities.

Financing Activities

Dividends

In July 2003, our Board of Directors elected to begin declaring quarterly dividends on our common stock considering the tax treatment of dividends and adequate levels of Company liquidity. During the six months ended June 30, 2009, ADTRAN paid dividends totaling $11.2 million.

Debt

We have amounts outstanding under loans made pursuant to an Alabama State Industrial Development Authority revenue bond (the Bond) which totaled $48.8 million at June 30, 2009 and December 31, 2008. At June 30, 2009, the estimated fair value of the Bond was approximately $47.0 million, based on a debt security with a comparable interest rate and maturity and a Standard & Poor’s credit rating of AA. Included in long-term investments are restricted funds in the amount of $48.8 million at June 30, 2009 and December 31, 2008, which is a collateral deposit against the principal amount of the Bond. We have the right to set-off the balance of the Bond with the collateral deposit in order to reduce the balance of the indebtedness. The Bond matures on January 1, 2020, and bears interest at the rate of 5% per annum. In conjunction with this program, we are eligible to receive certain economic incentives from the state of Alabama that reduce the amount of payroll withholdings we are required to remit to the state for those employment positions that qualify under this program.

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

Stock Repurchase Program

During the six months ended June 30, 2009, we repurchased 0.1 million shares of our common stock at an average price of $14.51 per share under the repurchase plans approved by our Board of Directors. All of these repurchases occurred during the first quarter of 2009. Since 1997, our Board of Directors has approved multiple share repurchase programs that have authorized open market repurchase transactions. We have the authority to purchase an additional 3.4 million shares of our common stock under the plan approved by the Board of Directors on April 14, 2008. To accommodate employee stock option exercises, we issued 0.5 million shares of treasury stock for $8.4 million during the six months ended June 30, 2009. During the six months ended June 30, 2008, we issued 0.1 million shares of treasury stock for $1.7 million.

Off-Balance Sheet Arrangements and Contractual Obligations

We do not have off-balance sheet financing arrangements and have not engaged in any related party transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources. During the six months ended June 30, 2009, there have been no material changes in contractual obligations and commercial commitments from those discussed in our most recent Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 27, 2009 with the SEC.

We have committed to invest up to an aggregate of $7.9 million in two private equity funds, and we have contributed $7.9 million as of June 30, 2009, of which $7.4 million has been applied to these commitments. See Note 4 of Notes to Condensed Consolidated Financial Statements for additional information.

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

•

While we believe our control over financial reporting is adequate, a failure to maintain effective internal control over financial reporting as our business expands could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

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

We are exposed to financial market risks, including changes in interest rates and prices of marketable equity and fixed-income securities. The primary objective of the large majority of our investment activities is to preserve principal while at the same time achieving appropriate yields without significantly increasing risk. To achieve this objective, a majority of our marketable securities are investment grade, municipal, fixed-rate bonds, municipal variable rate demand notes and municipal money market instruments denominated in United States dollars. At June 30, 2009, 98% of our municipal variable rate demand notes had a credit rating of VMIG-1 or A-1+ while the remaining 2% had a rating of A-2. Approximately 67% of our municipal fixed-rate bonds had a credit rating of AAA, 30% had a credit rating of AA, and the remaining 3% had a credit rating of A. We also held $27.3 million of corporate bonds that are guaranteed by the Federal Deposit Insurance Corporation and issued by various banks. At June 30, 2009, all of our corporate bonds had a credit rating of AAA.

We maintain depository investments with certain financial institutions. Although these depository investments may exceed government insured depository limits, we have evaluated the credit worthiness of these financial institutions, and determined the risk of material financial loss due to exposure of such credit risk to be minimal. As of June 30, 2009, $20.1 million of our cash and cash equivalents, primarily certain domestic money market funds and foreign depository accounts, were in excess of government provided insured depository limits. The Temporary Liquidity Guarantee Program adopted during 2008 by the Federal Deposit Insurance Corporation provides full coverage of our domestic depository accounts through December 2009.

As of June 30, 2009, approximately $244.5 million of our cash and investments may be directly affected by changes in interest rates. We have performed a hypothetical sensitivity analysis assuming market interest rates increase or decrease by 50 basis points (bps), 100 bps and 150 bps for the entire year, while all other variables remain constant. At June 30, 2009, we held $101.8 million of cash and money market instruments and municipal variable rate demand notes where a change in interest rates would impact our interest income. Hypothetical 50 bps, 100 bps and 150 bps declines in interest rates as of June 30, 2009 would reduce annualized interest income on our cash and money market instruments and municipal variable rate demand notes by approximately $0.5 million, $1.0 million and $1.5 million, respectively. In addition, we held $142.7 million of fixed-rate municipal bonds and corporate bonds whose fair values may be directly affected by a change in interest rates. Hypothetical 50 bps, 100 bps and 150 bps increases in interest rates as of June 30, 2009 would reduce the fair value of our municipal fixed-rate bonds and corporate bonds by approximately $0.8 million, $1.6 million and $2.4 million, respectively.

As of June 30, 2008, interest income on approximately $93.4 million of our cash and investments was subject to being directly affected by changes in interest rates. We performed a hypothetical sensitivity analysis assuming market interest rates increase or decrease by 50 basis points (bps), 100 bps and 150 bps, while all other variables remain constant. Hypothetical 50 bps, 100 bps and 150 bps declines in interest rates as of June 30, 2008 would have reduced annualized interest income on our money market instruments and municipal variable rate demand notes by approximately $0.5 million, $0.9 million and $1.4 million, respectively. In addition, hypothetical 50 bps, 100 bps and 150 bps increases in interest rates as of June 30, 2008 would have reduced the fair value of our municipal fixed-rate bonds by approximately $0.7 million, $1.3 million and $2.0 million, respectively.

For further information about the fair value of our available-for-sale investments as of June 30, 2009 see Note 4 of Notes to Condensed Consolidated Financial Statements.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2009 Annual Meeting of Stockholders of ADTRAN was held on May 6, 2009. Proxies with regard to the matters voted upon at the Annual Meeting were solicited under Regulation 14A of the Securities Exchange Act of 1934, as amended. Set forth below is a brief description of each matter voted upon at the Annual Meeting and the results of voting on each such matter.

(a)

Election of each director named below to serve until the next Annual Meeting of Stockholders. There was no solicitation in opposition to any of the nominees listed in the proxy statement, and all of the nominees were elected.

	Votes
Nominees	For	Withheld
Thomas R. Stanton	56,467,941	764,787
James E. Matthews	54,181,448	3,051,280
H. Fenwick Huss	56,938,842	293,887
Ross K. Ireland	56,893,467	339,261
William L. Marks	56,755,012	477,716
Balan Nair	56,945,663	287,065
Roy J. Nichols	56,754,824	477,905

(b)	Ratification of the appointment of PricewaterhouseCoopers LLP as ADTRAN’s independent registered public accounting firm for 2009.

Votes
For	Against	Abstain
56,983,322	243,478	5,928

ITEM 6.	EXHIBITS

Exhibits.

Exhibit No.	Description

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADTRAN, INC. (Registrant)

Date: August 3, 2009	/s/ James E. Matthews
James E. Matthews Senior Vice President – Finance, Chief Financial Officer, Treasurer, Secretary and Director

EXHIBIT INDEX

Exhibit No.	Description

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications