Form 10-Q
period 2009-09-30
ADTRAN INC
filed 2009-11-04
CIK 926282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2009
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (232.405 of this chapter) during the preceding 12 months (or for shorter period that the Registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller Reporting Company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date:

Class	Outstanding at October 26, 2009

Common Stock, $.01 Par Value	62,843,157 shares

ADTRAN, INC.
Quarterly Report on Form 10-Q
For the Three and Nine Months Ended September 30, 2009
FORWARD LOOKING STATEMENTS
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ADTRAN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$25,236	$41,909
Short-term investments	169,480	96,277
Accounts receivable, less allowance for doubtful accounts of $46 at September 30, 2009 and $38 at December 31, 2008	65,324	52,749
Other receivables	4,143	2,896
Inventory	44,696	47,406
Prepaid expenses	2,924	2,974
Deferred tax assets, net	8,498	8,653

Total current assets	320,301	252,864

Property, plant, and equipment, net	74,792	75,487
Deferred tax assets, net	—	3,920
Other assets	1,533	103
Long-term investments	158,865	141,241

Total assets	$555,491	$473,615

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$26,133	$20,313
Unearned revenue	6,122	6,141
Accrued expenses	4,874	3,536
Accrued wages and benefits	9,416	9,868
Income tax payable, net	4,032	266

Total current liabilities	50,577	40,124

Deferred tax liabilities, net	1,272	—
Other non-current liabilities	11,405	9,422
Bonds payable	48,250	48,250

Total liabilities	111,504	97,796

Commitments and contingencies (see Note 11)

Stockholders’ Equity
Common stock, par value $0.01 per share; 200,000 shares authorized; 79,652 shares issued at September 30, 2009 and December 31, 2008	797	797
Additional paid-in capital	179,116	172,704
Accumulated other comprehensive income (loss)	12,087	(1,009)
Retained earnings	636,889	603,600
Less treasury stock at cost: 16,857 shares at September 30, 2009 and 17,493 shares at December 31, 2008	(384,902)	(400,273)

Total stockholders’ equity	443,987	375,819

Total liabilities and stockholders’ equity	$555,491	$473,615

See notes to condensed consolidated financial statements

ADTRAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Sales	$128,062	$137,195	$359,954	$388,263
Cost of sales	53,605	55,512	146,347	156,946

Gross profit	74,457	81,683	213,607	231,317

Selling, general, and administrative expenses	25,001	26,317	73,583	77,573
Research and development expenses	20,497	21,688	62,029	61,456

Operating income	28,959	33,678	77,995	92,288

Interest and dividend income	1,798	2,187	5,273	6,689
Interest expense	(613)	(626)	(1,825)	(1,905)
Net realized investment gain (loss)	760	(47)	(1,443)	(151)
Other income, net	107	243	72	709

Income before provision for income taxes	31,011	35,435	80,072	97,630

Provision for income taxes	(9,428)	(13,024)	(24,466)	(35,758)

Net income	$21,583	$22,411	$55,606	$61,872

Weighted average shares outstanding — basic	62,762	63,096	62,417	63,975

Weighted average shares outstanding — diluted	63,870	64,101	63,258	64,961

Earnings per common share — basic	$0.34	$0.36	$0.89	$0.97

Earnings per common share — diluted	$0.34	$0.35	$0.88	$0.95

Dividend per share	$0.09	$0.09	$0.27	$0.27
See notes to condensed consolidated financial statements

ADTRAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net income	$55,606	$61,872
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,521	7,387
Amortization of net premium on available-for-sale investments	2,626	1,482
Net realized loss on long-term investments	1,443	151
(Gain) loss on disposal of property, plant, and equipment	(32)	62
Stock-based compensation expense	4,995	6,001
Deferred income taxes	(1,119)	(587)
Tax benefits from stock option exercises	1,416	1,023
Excess tax benefits from stock-based compensation arrangements	(906)	(637)
Changes in operating assets and liabilities:
Accounts receivable, net	(12,402)	11,453
Other receivables	(1,241)	298
Inventory	2,710	226
Prepaid expenses and other assets	90	(817)
Accounts payable	5,792	2,404
Accrued expenses and other liabilities	2,495	970
Income tax payable, net	3,766	1,076

Net cash provided by operating activities	72,760	92,364

Cash flows from investing activities:
Purchases of property, plant, and equipment	(6,710)	(6,982)
Proceeds from sales and maturities of available-for-sale investments	140,047	212,840
Purchases of available-for-sale investments	(217,669)	(199,249)
Acquisition of business, net of cash acquired	(1,370)	—

Net cash (used in) provided by investing activities	(85,702)	6,609

Cash flows from financing activities:
Proceeds from stock option exercises	12,673	3,520
Purchases of treasury stock	(2,780)	(57,923)
Dividend payments	(16,830)	(17,290)
Payments on long-term debt	—	(250)
Excess tax benefits from stock-based compensation arrangements	906	637

Net cash used in financing activities	(6,031)	(71,306)

Net (decrease) increase in cash and cash equivalents	(18,973)	27,667
Effect of exchange rate changes	2,300	(843)
Cash and cash equivalents, beginning of period	41,909	13,941

Cash and cash equivalents, end of period	$25,236	$40,765

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
Business Combinations
On September 15, 2009, we acquired all of the outstanding stock of Objectworld Communications Corporation (Objectworld), a provider of unified communication solutions. The purpose of this acquisition was to acquire technology that will be integrated into our NetVanta® product line. The purchase price was approximately $1.5 million in cash subject to certain post closing adjustments. There was minimal goodwill determined in the preliminary purchase price allocation. Objectworld’s financial statements have been included in our condensed consolidated statements of income and cash flows from the date of the acquisition to September 30, 2009 and our condensed consolidated balance sheet dated September 30, 2009.
Recent Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (FASB) established the FASB Accounting Standards Codification (Codification) as the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied to nongovernmental entities and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification supersedes all the existing non-SEC accounting and reporting standards upon its effective date and subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. This guidance is effective for interim periods ending after September 15, 2009. We adopted this guidance for the period ended September 30, 2009, with no effect on our consolidated results of operations and financial condition for the three and nine months ended September 30, 2009.
In October 2009, the FASB issued Update No. 2009-13, which amends the Revenue Recognition topic of the Codification. This update provides amendments to the criteria in Subtopic 605-25 of the Codification for separating consideration in multiple-deliverable arrangements. As a result of those amendments, multiple-deliverable arrangements will be separated in more circumstances than under existing U.S. GAAP. The amendments establish a selling price hierarchy for determining the selling price of a deliverable and will replace the term fair value in the revenue allocation guidance with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. The amendments will also eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and will require that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. These amendments will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We are currently evaluating the impact the adoption of this update might have on our consolidated results of operations and financial condition.

In October 2009, the FASB issued Update No. 2009-14, which amends the Software topic of the Codification. The amendments in this update change the accounting model for revenue arrangements that include both tangible products and software elements. Tangible products containing software components and nonsoftware components that function together to deliver the tangible product’s essential functionality are no longer within the scope of the software revenue guidance in Subtopic 985-605 of the Codification. In addition, the amendments in this update require that hardware components of a tangible product containing software components always be excluded from the software revenue guidance. In that regard, the amendments provide additional guidance on how to determine which software, if any, relating to the tangible product also would be excluded from the scope of the software revenue guidance. The amendments also provide guidance on how a vendor should allocate arrangement consideration to deliverables in an arrangement that includes both tangible products and software. The amendments also provide further guidance on how to allocate arrangement consideration when an arrangement includes deliverables both included and excluded from the scope of the software revenue guidance. These amendments will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We are currently evaluating the impact the adoption of this update might have on our consolidated results of operations and financial condition.
During the first and second quarters of 2009, we adopted the following accounting guidance, none of which had a material effect on our consolidated results of operations or financial condition:
In December 2007, the FASB revised the authoritative guidance for business combinations, which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree in a business combination. The guidance establishes principles stipulating how goodwill acquired in a business combination or a gain from a bargain purchase should be recognized and measured. The guidance also expands the disclosure requirements related to the nature and financial impact of business combinations. We adopted this guidance as of January 1, 2009. We have applied this guidance to the business combination that occurred in the third quarter of 2009.
In December 2007, the FASB revised the authoritative guidance for consolidation, which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The guidance also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. It also provides guidance when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners of a subsidiary. We adopted this guidance as of January 1, 2009. The adoption of this guidance had no effect on our consolidated results of operations and financial condition for the three and nine months ended September 30, 2009.
In June 2008, the FASB revised the authoritative guidance for earnings per share, which establishes that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. In contrast, the right to receive dividends or dividend equivalents that the holder will forfeit if the award does not vest does not constitute a participation right and such an award does not meet the definition of a participating security in its current form (that is, prior to the requisite service having been rendered for the award). We adopted this guidance as of January 1, 2009. The adoption of this guidance had no effect on our consolidated results of operations and financial condition for the three and nine months ended September 30, 2009.

In April 2009, the FASB revised the authoritative guidance for financial instruments. The guidance requires disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. This guidance is effective for interim periods ending after June 15, 2009. We adopted this guidance in the second quarter of 2009, and have provided the disclosures required for the period ending September 30, 2009.
In April 2009, the FASB revised the authoritative guidance for fair value measurements and disclosures to provide additional guidance in determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes. This guidance is effective for interim periods ending after June 15, 2009. We adopted this guidance for the period ending June 30, 2009. The adoption of this guidance had no effect on our consolidated results of operations and financial condition for the three and nine months ended September 30, 2009.
In April 2009, the FASB revised the authoritative guidance for investments in debt and equity securities to provide guidance in determining whether impairments in debt securities are other-than-temporary, and modifies the presentation and disclosures surrounding such instruments. This guidance is effective for interim periods ending after June 15, 2009. We adopted the provisions of this guidance for the period ending June 30, 2009. The adoption of this guidance had no effect on our consolidated results of operations and financial condition for the three and nine months ended September 30, 2009.
In May 2009, the FASB revised the authoritative guidance for subsequent events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance is effective for financial statements issued for interim and annual reporting periods ending after June 15, 2009. We adopted this guidance for the period ended June 30, 2009, and have provided the disclosures required for the period ending September 30, 2009.
2. INCOME TAXES
Our effective tax rate decreased from 36.6% in the nine months ended September, 2008 to 30.6% in the nine months ended September 30, 2009. During the first quarter of 2009, we completed a review of our estimated tax deductions for the years 2005, 2006 and 2007 relating to the deduction for manufacturer’s domestic production activities concerning the domestic content of the products that we manufacture, under Internal Revenue Code Section 199. This review resulted in a $1.7 million benefit for the first nine months of 2009, or a 2.1 percentage point decrease in our effective tax rate in the first nine months of 2009. Amended income tax returns were filed during the first quarter of 2009 in association with this benefit. This review also resulted in a higher domestic content deduction for the nine months ended September 30, 2009, which resulted in an additional 0.8 percentage point decrease in our effective tax rate in the first nine months of 2009. The tax provision for the first nine months of 2009 also included the benefit from the research and development tax credit. The tax provision rate for the first nine months of 2008 did not include the benefit from the research and development tax credit which had expired as of December 31, 2007. Legislation to extend the research and development tax credits to the tax years 2008 and 2009 was signed into law on October 3, 2008. The exclusion of the benefit from the research and development tax credits resulted in approximately a 2.0 percentage point increase in our effective tax rate in the first nine months of 2008.

3. STOCK-BASED COMPENSATION
The following table summarizes the stock-based compensation expense related to stock options and restricted stock units (RSUs) under the Stock Compensation Topic of the FASB Codification, for the three and nine months ended September 30, 2009 and 2008, which was recognized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2009	2008	2009	2008
Stock-based compensation expense included in cost of sales	$66	$79	$196	$237

Selling, general, and administrative expense	658	912	2,160	2,755
Research and development expense	860	1,011	2,639	3,009

Stock-based compensation expense included in operating expenses	1,518	1,923	4,799	5,764

Total stock-based compensation expense	1,584	2,002	4,995	6,001
Tax benefit for expense associated with non-qualified options	(157)	(196)	(453)	(600)

Total stock-based compensation expense, net of tax	$1,427	$1,806	$4,542	$5,401

The fair value of ADTRAN’s options was estimated using the Black-Scholes model. The determination of the fair value of stock options on the date of grant using the Black-Scholes model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables that may have a significant impact on the fair value estimate.
The weighted-average assumptions and value of options granted for the three and nine months ended September 30, 2009 and 2008 are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Expected volatility	42.67%	40.24%	42.77%	41.45%
Risk-free interest rate	2.11%	2.88%	1.54%	3.06%
Expected dividend yield	1.68%	1.42%	2.26%	1.57%
Expected life (in years)	4.62	4.56	4.84	4.89
Weighted-average estimated value	$7.13	$8.42	$5.08	$8.05
ADTRAN uses the Monte Carlo Simulation valuation technique to value its RSUs. No RSUs were granted to employees during the nine months ended September 30, 2009 or 2008.
Stock-based compensation expense recognized in our Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2009 and 2008 is based on options and RSUs ultimately expected to vest, and has been reduced for estimated forfeitures. Estimated forfeitures for stock options were based upon historical experience and approximate 5% annually. We estimated a 0% forfeiture rate for our RSUs due to the limited number of recipients and the lack of historical experience for these awards.
As of September 30, 2009, total compensation cost related to non-vested stock options and RSUs not yet recognized was approximately $10.1 million, which is expected to be recognized over an average remaining recognition period of 2.1 years using the ratable single-option approach.

The following schedule summarizes the activity in our stock option plans for the nine months ended September 30, 2009:

			Weighted Avg.
			Remaining	Aggregate
	Number of	Weighted Avg.	Contractual	Intrinsic
(In thousands, except per share amounts)	Options	Exercise Price	Life in Years	Value
Options outstanding, December 31, 2008	6,826	$19.43	5.79	$6,889
Options granted	15	$16.10
Options cancelled/forfeited	(41)	$23.23
Options exercised	(795)	$15.99

Options outstanding, September 30, 2009	6,005	$19.84	5.53	$32,626

Options exercisable, September 30, 2009	3,878	$19.77	4.23	$23,254

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (the difference between ADTRAN’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2009. The aggregate intrinsic value will change based on the fair market value of ADTRAN’s stock. The total pre-tax intrinsic value of options exercised during the three and nine month periods ended September 30, 2009 was $2.8 and $4.6 million, respectively.
4. INVESTMENTS
At September 30, 2009, we held the following securities and investments, recorded at either fair value or cost.

				Fair Value /
	Amortized	Gross Unrealized		Carrying
(In thousands)	Cost	Gains	Losses	Value
Deferred compensation plan assets investments	$2,796	$430	$(8)	$3,218
Municipal fixed-rate bonds	139,854	1,160	(12)	141,002
Municipal variable rate demand notes	88,006	—	—	88,006
Corporate bonds (FDIC guaranteed)	20,174	356	—	20,530
Fixed income bond fund	866	254	—	1,120
Marketable equity securities	8,823	14,875	(187)	23,511

Available-for-sale securities held at fair value	$260,519	$17,075	$(207)	$277,387

Restricted investments held at cost				48,750

Other investments held at cost				2,208

Total carrying value of available-for-sale securities and investments held at cost				$328,345

At September 30, 2009, we held $3.2 million of deferred compensation plan assets, carried at fair value.
At September 30, 2009, we held $141.0 million of municipal fixed-rate bonds. At September 30, 2009, approximately 54% of our municipal fixed-rate bond portfolio had a credit rating of AAA, 41% had a credit rating of AA, and the remaining 5% had a credit rating of A. These bonds are classified as available-for-sale investments and had an average duration of 1.0 years at September 30, 2009. Because our bond portfolio has a high quality rating and contractual maturities of a short duration, we are able to obtain prices for these bonds derived from observable market inputs, or for similar securities traded in an active market, on a daily basis.

At September 30, 2009, we held $88.0 million of municipal variable rate demand notes, all of which are classified as available-for-sale short-term investments. At September 30, 2009, 95% of our municipal variable rate demand notes had a credit rating of VMIG-1 or A-1+ with the remaining 5% rated A-2 and all contained put options of seven days. Thus, despite the long-term nature of their stated contractual maturities, we believe we have the ability to quickly liquidate these securities. Our investments in these securities are recorded at fair value, and the interest rates reset every seven days. We have the ability to sell our variable rate demand notes to the remarketing agent, tender agent or issuer at par value plus accrued interest in the event we decide to liquidate our investment in a particular variable rate demand note. Approximately 20% of our variable rate demand notes are supported by letters of credit from banks that we believe to be in good financial condition. The remaining 80% of our variable rate demand notes are supported by standby purchase agreements. As a result of all of these factors, we had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from these investments at September 30, 2009. All income generated from these investments was recorded as interest income. We have not been required to record any losses relating to municipal variable rate demand notes.
At September 30, 2009, we held $20.5 million of corporate bonds issued by various banks that are guaranteed by the Federal Deposit Insurance Corporation (FDIC). These bonds are classified as available-for-sale and had an average duration of 2.4 years at September 30, 2009. All of these bonds had a credit rating of AAA at September 30, 2009. Because of the high quality and short duration of these issues, we are able to obtain prices for these bonds derived from observable market inputs on a daily basis.
At September 30, 2009, we held $1.1 million of a fixed income bond fund.
At September 30, 2009, we held $23.5 million of marketable equity securities, including a single security, of which we held 2.0 million shares, carried at a fair value of $13.8 million. We sold 470 thousand shares of this security during the nine months ended September 30, 2009. The sales resulted in proceeds of $1.7 million and a realized gain of $1.5 million. This single security traded approximately 245 thousand shares per day in the first nine months of 2009, in an active market on a European stock exchange. This single security carried $13.1 million of the gross unrealized gains included in the fair market value of our marketable equity securities at September 30, 2009. The remaining $1.8 million of unrealized gains and $0.2 million of gross unrealized losses were spread among more than 375 securities.
At September 30, 2009, we held a $48.8 million restricted certificate of deposit, which is carried at cost. This investment serves as a collateral deposit against the principal amount outstanding under loans made to ADTRAN pursuant to an Alabama State Industrial Development Authority revenue bond (the Bond). At September 30, 2009, the estimated fair value of the Bond was approximately $48.2 million, based on a debt security with a comparable interest rate and maturity and a Standard & Poor’s credit rating of AA. ADTRAN has the right to set-off the balance of the Bond with the collateral deposit in order to reduce the balance of the indebtedness. For more information on the Bond, see “Debt” under “Liquidity and Capital Resources” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 2 of Part I of this report.

At September 30, 2009, we held $2.2 million of other investments carried at cost, consisting of interests in two private equity funds and an investment in a privately held telecommunications equipment manufacturer. The fair value of these investments was estimated to be approximately $9.7 million at September 30, 2009, based on unobservable inputs including information supplied by the companies. We have committed to invest up to an aggregate of $7.9 million in the two private equity funds, and we have contributed $7.9 million as of September 30, 2009, of which $7.4 million has been applied toward these commitments. As of September 30, 2009, we have received distributions related to these two private equity funds of $6.3 million, of which $0.6 million was recorded as a realized investment gain. These investments are carried at cost, net of distributions, with distributions in excess of our investment recorded as a realized investment gain. The duration of each of the commitments in the equity funds is ten years with $0.2 million expiring in 2010 and $0.3 million expiring in 2012.
We review our investment portfolio for potential “other-than-temporary” declines in value on an individual investment basis. We assess, on a quarterly basis, significant declines in value which may be considered other-than-temporary and, if necessary, recognize and record the appropriate charge to write-down the carrying value of such investments. In making this assessment, we take into consideration qualitative and quantitative information, including but not limited to the following: the magnitude and duration of historical declines in market prices, credit rating activity, assessments of liquidity, public filings, and statements made by the issuer. We generally begin our identification of potential other-than-temporary impairments by reviewing any security with a fair value that has declined from its original or adjusted cost basis by 25% or more for six or more consecutive months. We then evaluate the individual security based on the previously identified factors to determine the amount of the write-down, if any. Because of the strained credit markets and deterioration in the equity markets experienced beginning in the fourth quarter of 2008, we expanded the impairment review of our investments to assess the impact of these factors on our ability to recover our cost of every security whose value had declined from its original or adjusted cost by more than 25%, regardless of the historical duration of the decline. We then evaluated individual securities to determine the amount of the write-down, if any. As a result of our review, we recorded an other-than-temporary impairment charge of $40 thousand and $2.0 million during the three and nine months ending September 30, 2009, respectively, related to 10 and 117 marketable equity securities. In addition to the impairment charge we recorded on our marketable equity securities, we recorded an impairment of $0.4 million related to our investment in a fixed income bond fund and $0.5 million related to the investments associated with our deferred compensation plan during the nine months ending September 30, 2009 as a result of similar reviews. There were no such charges during the three months ended September 30, 2009 related to the fixed income bond fund or deferred compensation plan assets. As long as current market conditions continue to exist, we will continue to complete a similar review of individual securities for impairment each quarter. For the three and nine months ended September 30, 2008, we recorded charges of $0.1 million and $0.6 million, respectively, related to the impairment of 7 and 29 publicly traded equity securities.

In accordance with the Fair Value Measurements and Disclosures Topic of the FASB Codification, we have categorized our cash equivalents held in money market funds and our investments held at fair value into a three-level fair value hierarchy based on the priority of the inputs to the valuation technique for the cash equivalents and investments as follows: Level 1 — Values based on unadjusted quoted prices for identical assets or liabilities in an active market; Level 2 — Values based on quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability; Level 3 — Values based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs include information supplied by investees.

	Fair Value Measurements at September 30, 2009 Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Cash equivalents
Money market funds	$14,376	$14,376	$—	$—

Available-for-sale securities held at fair value
Deferred compensation plan assets	3,218	3,218	—	—
Municipal fixed-rate bonds	141,002	—	141,002	—
Municipal variable rate demand notes	88,006	—	88,006	—
Corporate bonds (FDIC guaranteed)	20,530	—	20,530	—
Fixed income bond fund	1,120	1,120	—	—
Marketable equity securities	23,511	23,511	—	—

Available-for-sale securities held at fair value	$277,387	$27,849	$249,538	$—

Total	$291,763	$42,225	$249,538	$—

	Fair Value Measurements at December 31, 2008 Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Cash equivalents
Money market funds	$25,389	$25,389	$—	$—

Available-for-sale securities held at fair value
Deferred compensation plan assets	2,457	2,457	—	—
Government agency security	1,999	—	1,999	—
Municipal fixed-rate bonds	116,943	—	116,943	—
Municipal variable rate demand notes	52,633	—	52,633	—
Fixed income bond fund	884	884	—	—
Marketable equity securities	11,644	11,644	—	—

Available-for-sale securities held at fair value	$186,560	$14,985	$171,575	$—

Total	$211,949	$40,374	$171,575	$—

5. INVENTORY
At September 30, 2009 and December 31, 2008, inventory consisted of the following:

	September 30,	December 31,
(In thousands)	2009	2008
Raw materials	$32,915	$32,591
Work in progress	2,778	1,552
Finished goods	16,683	20,991
Inventory reserves	(7,680)	(7,728)

Total	$44,696	$47,406

6. STOCKHOLDERS’ EQUITY
A summary of the changes in stockholders’ equity for the nine months ended September 30, 2009 is as follows:

Stockholders’
(In thousands)	Equity
Balance, December 31, 2008	$375,819
Net income	55,606
Dividend payments	(16,830)
Dividends accrued for unvested restricted stock units	(8)
Change in unrealized gains and losses on marketable securities (net of deferred taxes)	9,705
Reclassification adjustment for amounts included in net income (net of deferred taxes)	1,091
Foreign currency translation adjustment	2,300
Proceeds from stock option exercises	12,673
Tax benefits from stock option exercises	1,416
Stock-based compensation expense	4,995
Purchases of treasury stock	(2,780)

Balance, September 30, 2009	$443,987

Stock Repurchase Program
Since 1997, our Board of Directors has approved multiple share repurchase programs that have authorized open market repurchase transactions of up to 30 million shares of our common stock. During the nine months ended September 30, 2009, we repurchased 0.2 million shares of our common stock at an average price of $17.50 per share. We have the authority to purchase an additional 3.3 million shares of our common stock under the plan approved by the Board of Directors on April 14, 2008.
Stock Option Exercises
We issued 0.8 million shares of treasury stock during the nine months ended September 30, 2009 to accommodate employee stock option exercises. The stock options had exercise prices ranging from $8.70 to $23.02. We received proceeds totaling $12.7 million from the exercise of these stock options during the first nine months of 2009.
Dividend Payments
During 2009, ADTRAN has paid cash dividends as follows (in thousands except per share amounts):

Record Date	Payment Date	Per Share Amount	Total Dividend Paid

February 5, 2009	February 19, 2009	$0.09	$5,568
April 30, 2009	May 14, 2009	$0.09	$5,611
July 30, 2009	August 13, 2009	$0.09	$5,651

Comprehensive Income
Comprehensive income consists of net income, foreign currency translation adjustments, reclassification adjustments for amounts included in net income and unrealized gains and losses on marketable securities.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2009	2008	2009	2008
Net income	$21,583	$22,411	$55,606	$61,872
Foreign currency translation adjustment	679	(1,468)	2,300	(843)
Reclassification adjustment for amounts included in net income, net of deferred taxes	(450)	48	1,091	191
Change in unrealized gains and losses on marketable securities, net of deferred taxes	5,510	(2,994)	9,705	(5,056)

Total comprehensive income	$27,322	$17,997	$68,702	$56,164

7. EARNINGS PER SHARE
A summary of the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2009 and 2008 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2009	2008	2009	2008
Numerator
Net income	$21,583	$22,411	$55,606	$61,872

Denominator
Weighted average number of shares — basic	62,762	63,096	62,417	63,975
Effect of dilutive securities
Stock options	1,099	1,005	835	986
Restricted stock units	9	—	6	—

Weighted average number of shares — diluted	63,870	64,101	63,258	64,961

Net income per share — basic	$0.34	$0.36	$0.89	$0.97
Net income per share — diluted	$0.34	$0.35	$0.88	$0.95
Anti-dilutive options to purchase common stock outstanding were excluded from the above calculations. Anti-dilutive options totaled 2.6 million and 3.3 million for the three months ended September 30, 2009 and 2008, respectively. Anti-dilutive options totaled 3.8 million and 3.5 million for the nine months ended September 30, 2009 and 2008, respectively.
8. SEGMENT INFORMATION
ADTRAN operates in two reportable segments: (1) the Carrier Networks Division and (2) the Enterprise Networks Division. We evaluate the performance of our segments based on gross profit; therefore, selling, general, and administrative expenses, research and development expenses, interest and dividend income, interest expense, net realized investment gain/loss, other income, net and provision for income taxes are reported on an entity-wide basis only. There are no inter-segment revenues.

The following table presents information about the reported sales and gross profit of our reportable segments for the three and nine months ended September 30, 2009 and 2008. Asset information by reportable segment is not reported, since ADTRAN does not produce such information internally.

	Three Months Ended
	September 30, 2009		September 30, 2008
(In thousands)	Sales	Gross Profit	Sales	Gross Profit
Carrier Networks	$98,643	$56,706	$106,394	$63,549
Enterprise Networks	29,419	17,751	30,801	18,134

Total	$128,062	$74,457	$137,195	$81,683

	Nine Months Ended
	September 30, 2009		September 30, 2008
(In thousands)	Sales	Gross Profit	Sales	Gross Profit
Carrier Networks	$277,493	$164,469	$305,457	$183,507
Enterprise Networks	82,461	49,138	82,806	47,810

Total	$359,954	$213,607	$388,263	$231,317

Sales by Geographic Region
The table below presents sales information by geographic region for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
United States	$121,403	$129,357	$339,906	$366,218
International	6,659	7,838	20,048	22,045

Total	$128,062	$137,195	$359,954	$388,263

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
Business Networking products provide enterprises access to telecommunication networks and facilitate networking capabilities for voice, data and video networks. The Business Networking category includes Internetworking products and Integrated Access Devices (IADs). Internetworking products consist of our IP Business Gateways, gigabit passive optical network termination products (GPON ONTs), and NetVanta® product lines. NetVanta® products include IP multi-service access routers, Ethernet switches, Internet security/firewall appliances, IP Private Branch Exchange (PBX) products, IP phone products and Carrier Ethernet Network Terminating Equipment.

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
The table below presents sales information by product category for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2009	2008	2009	2008
Carrier Systems	$59,865	$53,880	$158,804	$162,766
Business Networking	26,124	25,385	72,568	68,142
Loop Access	42,073	57,930	128,582	157,355

Total	$128,062	$137,195	$359,954	$388,263

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
Subcategory revenues included in the above are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2009	2008	2009	2008
Growth Products
Broadband Access (included in Carrier Systems)	$29,518	$22,958	$83,128	$82,869
Optical Access (included in Carrier Systems)	20,094	16,707	44,260	41,256
Internetworking (NetVanta & Multi-service Access Gateways) (included in Business Networking)	21,276	19,185	57,018	50,084

Total	70,888	58,850	184,406	174,209

Traditional Products
HDSL (does not include T1) (included in Loop Access)	37,610	50,806	114,880	138,104
Other traditional products (excluding HDSL)	19,564	27,539	60,668	75,950

Total	57,174	78,345	175,548	214,054

Total	$128,062	$137,195	$359,954	$388,263

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

The liability for warranty returns totaled $2.8 million at September 30, 2009 and December 31, 2008. These liabilities are included in accrued expenses in the accompanying Condensed Consolidated Balance Sheets.
A summary of warranty expense and write-off activity for the nine months ended September 30, 2008 and 2009 is as follows:

	Nine Months Ended
(In thousands)	September 30, 2009	September 30, 2008
Balance at beginning of period	$2,812	$2,944
Plus: Amounts acquired or charged to cost and expenses	1,849	1,731
Less: Deductions	(1,825)	(1,780)

Balance at end of period	$2,836	$2,895

10. RELATED PARTY TRANSACTIONS
We employ the law firm of our director emeritus for legal services. All bills for services rendered by this firm are reviewed and approved by our chief financial officer. We believe that the fees for such services are comparable to those charged by other firms for services rendered to us. We paid $30 thousand during the three month periods ended September 30, 2009 and 2008 for legal services rendered. We paid $80 thousand during the nine month period ended September 30, 2009 and $90 thousand during the nine month period ended September 30, 2008 for legal services rendered.
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
12. SUBSEQUENT EVENTS
On October 13, 2009, ADTRAN announced that our Board of Directors declared a quarterly cash dividend of $0.09 per common share to be paid to stockholders of record at the close of business on October 29, 2009. The payment date will be November 12, 2009. The quarterly dividend payment will be approximately $5.7 million. In July 2003, our Board of Directors elected to begin declaring quarterly dividends on our common stock considering the tax treatment of dividends and adequate levels of Company liquidity.
We have evaluated all subsequent events through November 4, 2009, the date the financial statements were issued.

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
Sales were $128.1 million and $360.0 million for the three and nine months ended September 30, 2009 compared to $137.2 million and $388.3 million for the three and nine months ended September 30, 2008. Product revenues for our three primary growth areas, Broadband Access, Optical Access and Internetworking, were $70.9 million and $184.4 million for the three and nine months ended September 30, 2009 compared to $58.9 million and $174.2 million for the three and nine months ended September 30, 2008. Our gross margin decreased for the three and nine months ended September 30, 2009 to 58.1% and 59.3% respectively, compared to 59.5% and 59.6% for the three and nine months ended September 30, 2008. Our operating margin decreased to 22.6% and 21.7% for the three and nine months ended September 30, 2009 from 24.5% and 23.8% for the three and nine months ended September 30, 2008. Net income was $21.6 million and $55.6 million for the three and nine months ended September 30, 2009 compared to $22.4 million and $61.9 million for the three and nine months ended September 30, 2008. Our effective tax rate decreased from 36.8% and 36.6% for the three and nine months ended September 30, 2008 to 30.4% and 30.6% for the three and nine months ended September 30, 2009.

Earnings per share, assuming dilution, were $0.34 and $0.88 for the three and nine months ended September 30, 2009 compared to $0.35 and $0.95 for the three and nine months ended September 30, 2008. Earnings per share for the three and nine months ended September 30, 2009 compared to the same period in 2008 reflects a lower weighted average number of shares outstanding in 2009 due to stock repurchases under the share repurchase plans approved by our Board of Directors.
Our operating results have fluctuated on a quarterly basis in the past, and may vary significantly in future periods due to a number of factors. We normally operate with very little order backlog. A majority of our sales in each quarter result from orders booked in that quarter and firm purchase orders released in that quarter by customers under agreements containing non-binding purchase commitments. Many of our customers require prompt delivery of products. This results in a limited backlog of orders for our products and requires us to maintain sufficient inventory levels to satisfy anticipated customer demand. If near-term demand for our products declines, or if potential sales in any quarter do not occur as anticipated, our financial results could be adversely affected. Operating expenses are relatively fixed in the short term; therefore, a shortfall in quarterly revenues could significantly impact our financial results in a given quarter.
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

RESULTS OF OPERATIONS — THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008
SALES
ADTRAN’s sales decreased 6.7% from $137.2 million in the three months ended September 30, 2008 to $128.1 million in the three months ended September 30, 2009, and decreased 7.3% from $388.3 million in the nine months ended September 30, 2008 to $360.0 million in the nine months ended September 30, 2009.
Carrier Networks sales decreased 7.3% from $106.4 million in the three months ended September 30, 2008 to $98.6 million in the three months ended September 30, 2009. Carrier Networks sales decreased 9.2% from $305.5 million in the nine months ended September 30, 2008 to $277.5 million in the nine months ended September 30, 2009. The decrease in Carrier Networks sales for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 is primarily attributable to decreases in sales of HDSL and other traditional TDM products, partially offset by increases in Broadband and Optical Access products. The decrease in Carrier Networks sales for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 is primarily attributable to decreases in sales of HDSL, DDS, and other traditional TDM products, partially offset by an increase in Optical Access products.
Enterprise Networks sales decreased 4.5% from $30.8 million in the three months ended September 30, 2008 to $29.4 million in the three months ended September 30, 2009 and decreased 0.4% from $82.8 million in the nine months ended September 30, 2008 to $82.5 million in the nine months ended September 30, 2009. The decrease in Enterprise Networks sales for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 is primarily attributable to a decrease in traditional IAD and enterprise T1 products, partially offset by an increase in Internetworking products sales. The decrease in Enterprise Networks sales for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 is primarily attributable to a decrease in traditional IAD and enterprise T1 products, partially offset by an increase in Internetworking products sales. Internetworking product sales were 69.3% and 66.3% of Enterprise Network sales in the three and nine months ended September 30, 2009 compared with 59.5% and 58.3% in the three and nine months ended September 30, 2008. Traditional products primarily comprise the remainder of Enterprise Networks sales. Enterprise Networks sales as a percentage of total sales increased from 22.4% for the three months ended September 30, 2008 to 23.0% for the three months ended September 30, 2009 and increased from 21.3% for the nine months ended September 30, 2008 to 22.9% for the nine months ended September 30, 2009.
International sales, which are included in the Carrier Networks and Enterprise Networks amounts discussed above, decreased 15.0% from $7.8 million in the three months ended September 30, 2008 to $6.7 million in the three months ended September 30, 2009 and decreased 9.1% from $22.0 million in the nine months ended September 30, 2008 to $20.0 million in the nine months ended September 30, 2009. International sales, as a percentage of total sales, decreased from 5.7% for the three months ended September 30, 2008 to 5.2% for the three months ended September 30, 2009, and decreased from 5.7% for the nine months ended September 30, 2008 to 5.6% for the nine months ended September 30, 2009. International sales decreased in the three and nine month periods of 2009 compared to the 2008 periods due primarily to slowing macroeconomic conditions.
Carrier Systems product sales increased $6.0 million in the three months ended September 30, 2009 compared to the three months ended September 30, 2008 primarily due to increases in Broadband and Optical Access products, partially offset by decreases in traditional TDM products. Carrier Systems product sales decreased $4.0 million in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 primarily due to decreases in sales of traditional TDM products, partially offset by an increase in Optical Access products.
Business Networking product sales increased $0.7 million and $4.4 million in the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008 primarily due to an increase in sales of Internetworking products, partially offset by a decrease in sales of traditional IAD products.
Loop Access product sales decreased $15.9 million and $28.8 million in the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008 primarily due to decreases in sales of HDSL, DDS, enterprise T1 products, and wireless products.

COST OF SALES
As a percentage of sales, cost of sales increased from 40.5% in the three months ended September 30, 2008 to 41.9% in the three months ended September 30, 2009 and increased from 40.4% in the nine months ended September 30, 2008 to 40.7% in the nine months ended September 30, 2009. The increases for the three and nine month periods ended September 30, 2009 were primarily related to costs incurred to expedite delivery of materials and costs related to a new product release, which were partially offset by cost reductions generated through improved manufacturing efficiencies.
Carrier Networks cost of sales, as a percent of division sales, increased from 40.3% in the three months ended September 30, 2008 to 42.5% in the three months ended September 30, 2009 and increased from 39.9% in the nine months ended September 30, 2008 to 40.7% in the nine months ended September 30, 2009. The increases for the three and nine month periods ended September 30, 2009 were primarily related to costs incurred to expedite delivery of materials and costs related to a new product release.
Enterprise Networks cost of sales, as a percent of division sales, decreased from 41.1% in the three months ended September 30, 2008 to 39.7% in the three months ended September 30, 2009 and decreased from 42.3% in the nine months ended September 30, 2008 to 40.4% in the nine months ended September 30, 2009. These decreases for the three and nine month periods ended September 30, 2009 were primarily related to lower production costs.
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES
Selling, general, and administrative expenses decreased 5.0% from $26.3 million in the three months ended September 30, 2008 to $25.0 million in the three months ended September 30, 2009 and decreased 5.1% from $77.6 million in the nine months ended September 30, 2008 to $73.6 million in the nine months ended September 30, 2009. The decrease in selling, general, and administrative expenses for the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008 is primarily related to a reduction in discretionary expenditures including temporary labor, travel, and various promotional expenses.
Selling, general, and administrative expenses as a percentage of sales increased from 19.2% in the three months ended September 30, 2008 to 19.5% in the three months ended September 30, 2009 and increased from 20.0% in the nine months ended September 30, 2008 to 20.4% in the nine months ended September 30, 2009, due primarily to a decrease in sales.
RESEARCH AND DEVELOPMENT EXPENSES
Research and development expenses decreased 5.5% from $21.7 million in the three months ended September 30, 2008 to $20.5 million in the three months ended September 30, 2009 and increased 0.9% from $61.5 million in the nine months ended September 30, 2008 to $62.0 million in the nine months ended September 30, 2009. The decrease in research and development expenses for the three months ended September 30, 2009 compared to September 30, 2008 primarily reflects lower employee benefits costs and lower design and testing costs. The increase in research and development expenses for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 primarily reflects increased staffing, engineering and testing expense primarily related to customer specific product development activities, as well as costs related to product approvals primarily for one or more of the top three U.S. carriers.
As a percentage of sales, research and development expenses increased from 15.8% in the three months ended September 30, 2008 to 16.0% in the three months ended September 30, 2009 and increased from 15.8% in the nine months ended September 30, 2008 to 17.2% in the nine months ended September 30, 2009.
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

INTEREST AND DIVIDEND INCOME
Interest and dividend income decreased 17.8% from $2.2 million in the three months ended September 30, 2008 to $1.8 million in the three months ended September 30, 2009 and decreased 21.2% from $6.7 million in the nine months ended September 30, 2008 to $5.3 million in the nine months ended September 30, 2009. The decrease is primarily driven by a 57% reduction in the average rate of return on our investments for the nine month period of 2009 compared to 2008 as a result of lower interest rates, partially offset by a 38% increase in our average investment balances.
INTEREST EXPENSE
Interest expense, which is primarily related to our taxable revenue bond, remained relatively constant at $0.6 million for the three months ended September 30, 2008 and 2009 and $1.9 million and $1.8 million for the nine months ended September 30, 2008 and September 30, 2009, respectively. See “Liquidity and Capital Resources” below for additional information on our revenue bond.
NET REALIZED INVESTMENT GAIN (LOSS)
Net realized investment gain (loss) changed from a $47 thousand loss in the three months ended September 30, 2008 to a $0.8 million gain in the three months ended September 30, 2009 and increased from a $0.2 million loss in the nine months ended September 30, 2008 to a $1.4 million loss in the nine months ended September 30, 2009. See “Investing Activities” in “Liquidity and Capital Resources” below for additional information.
OTHER INCOME, NET
Other income, net, comprised primarily of miscellaneous income, gains and losses on foreign currency transactions, investment account management fees and scrap raw material sales, decreased from $0.2 million in the three months ended September 30, 2008 to $0.1 million in the three months ended September 30, 2009 and decreased from $0.7 million in the nine months ended September 30, 2008 to $72 thousand in the nine months ended September 30, 2009.
INCOME TAXES
Our effective tax rate decreased from 36.8% in the three months ended September 30, 2008 to 30.4% in the three months ended September 30, 2009 and from 36.6% in the nine months ended September 30, 2008 to 30.6% in the nine months ended September 30, 2009. During the first quarter of 2009, we completed a review of our estimated tax deductions for the years 2005, 2006, and 2007 relating to the deduction for manufacturer’s domestic production activities concerning the domestic content of the products that we manufacture, under Internal Revenue Code Section 199. This review resulted in a $1.7 million benefit for the first nine months of 2009, or a 2.1 percentage point decrease in our effective tax rate in the first nine months of 2009. Amended income tax returns were filed during the first quarter of 2009 in association with this benefit. This review also resulted in a higher domestic content deduction for the nine months ended September 30, 2009, which resulted in an additional 0.8 percentage point decrease in our effective tax rate in the first nine months of 2009. The tax provision for the first nine months of 2009 also included the benefit from the research and development tax credit. The tax provision rate for the first nine months of 2008 did not include the benefit from the research and development tax credit which had expired as of December 31, 2007. Legislation to extend the research and development tax credits to the tax years 2008 and 2009 was signed into law on October 3, 2008. The exclusion of the benefit from the research and development tax credits resulted in approximately a 2.0 percentage point increase in our effective tax rate in the first nine months of 2008.
NET INCOME
As a result of the above factors, net income decreased $0.8 million from $22.4 million in the three months ended September 30, 2008 to $21.6 million in the three months ended September 30, 2009 and decreased $6.3 million from $61.9 million in the nine months ended September 30, 2008 to $55.6 million in the nine months ended September 30, 2009.
As a percentage of sales, net income increased from 16.3% in the three months ended September 30, 2008 to 16.9% in the three months ended September 30, 2009 and decreased from 15.9% in the nine months ended September 30, 2008 to 15.4% in the nine months ended September 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
At September 30, 2009, cash on hand was $25.2 million and short-term investments were $169.5 million, which resulted in available short-term liquidity of $194.7 million. At December 31, 2008, our cash on hand of $41.9 million and short-term investments of $96.3 million resulted in available short-term liquidity of $138.2 million. The increase in liquidity from December 31, 2008 to September 30, 2009 primarily reflects an increase in investments of variable rate demand notes purchased as a result of cash generated from operations.
Operating Activities
Our working capital, which consists of current assets less current liabilities, increased 26.8% from $212.7 million as of December 31, 2008 to $269.7 million as of September 30, 2009. The quick ratio, defined as cash, cash equivalents, short-term investments, and net accounts receivable, divided by current liabilities, increased from 4.76 as of December 31, 2008 to 5.14 as of September 30, 2009. The current ratio, defined as current assets divided by current liabilities, increased from 6.30 as of December 31, 2008 to 6.33 as of September 30, 2009. The quick ratio and the current ratio increased primarily due to an increase in short-term investments of $73.2 million.
Net accounts receivable increased 23.8% from $52.7 million at December 31, 2008 to $65.3 million at September 30, 2009. Our allowance for doubtful accounts was $38 thousand at December 31, 2008 and $46 thousand at September 30, 2009. Quarterly accounts receivable days sales outstanding (DSO) increased from 43 days as of December 31, 2008 to 47 days as of September 30, 2009. Net accounts receivable and DSO increased for the quarter ended September 30, 2009 due to the timing of sales during the quarter.
Quarterly inventory turnover increased from 3.8 turns as of December 31, 2008 to 4.6 turns as of September 30, 2009. Inventory decreased 5.7% from December 31, 2008 to September 30, 2009. We expect inventory levels to fluctuate as we attempt to maintain sufficient inventory to ensure competitive lead times while managing the risk of inventory obsolescence that may occur due to rapidly changing technology and customer demand.
Accounts payable increased 28.7% from $20.3 million at December 31, 2008 to $26.1 million at September 30, 2009. Generally, the change in accounts payable is due to variations in the timing of the receipt of supplies, inventory and services and our subsequent payments for these purchases.
Investing Activities
Capital expenditures totaled approximately $6.7 million and $7.0 million for the nine months ended September 30, 2009 and 2008, respectively. These expenditures were primarily used to purchase manufacturing equipment, test equipment, computer software, and computer hardware.
Our combined short-term and long-term investments increased $90.8 million from $237.5 million at December 31, 2008 to $328.3 million at September 30, 2009, primarily reflecting our investment of cash generated from operations.
We invest all available cash not required for immediate use in operations primarily in securities that we believe bear minimal risk of loss. At September 30, 2009, these investments included municipal variable rate demand notes of $88.0 million, municipal fixed-rate bonds of $141.0 million and corporate bonds of $20.5 million that are guaranteed by the Federal Deposit Insurance Corporation (FDIC) and issued by various banks. At December 31, 2008, these investments included municipal variable rate demand notes of $52.6 million, municipal fixed-rate bonds of $116.9 million and a government agency security of $2.0 million.
Our municipal variable rate demand notes are classified as available-for-sale short-term investments and 95% had a credit rating of VMIG-1 or A-1+ with the remaining 5% rated A-2 at September 30, 2009. Despite the long-term nature of their stated contractual maturities, we believe that we have the ability to quickly liquidate these securities. Our investments in these securities are recorded at fair value and the interest rates reset every seven days. As a result, we had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from these investments. All income generated from these investments was recorded as interest income. We have not been required to record any losses relating to municipal variable rate demand notes.

At September 30, 2009, approximately 54% of our municipal fixed-rate bond portfolio had a credit rating of AAA, 41% had a credit rating of AA, and the remaining 5% had a credit rating of A. These bonds are classified as available-for-sale investments and had an average duration of 1.0 years at September 30, 2009. Because our bond portfolio has a high quality rating and contractual maturities of a short duration, we are able to obtain prices for these bonds derived from observable market inputs, or for similar securities traded in an active market, on a daily basis.
At September 30, 2009, we held $20.5 million of corporate bonds issued by various banks that are guaranteed by the FDIC. These bonds are classified as available-for-sale and had an average duration of 2.4 years at September 30, 2009. All of these bonds had a credit rating of AAA at September 30, 2009. Because of the high quality and short duration of these issues, we are able to obtain prices for these bonds derived from observable market inputs on a daily basis.
Our long-term investments increased 12.5% from $141.2 million at December 31, 2008 to $158.9 million at September 30, 2009. The primary reason for the increase in our long-term investments during the first nine months of 2009 was a 453% increase in fair value of a single equity security. Long-term investments at September 30, 2009 and December 31, 2008 included an investment in a certificate of deposit of $48.8 million which serves as collateral for our revenue bonds, as discussed below. We have various equity investments included in long-term investments at a cost of $8.8 million and $12.0 million, and with a fair value of $23.5 million and $11.6 million, at September 30, 2009 and December 31, 2008, respectively, including a single equity security, of which we held 2.0 million shares, carried at $13.8 million at September 30, 2009 and 2.5 million shares carried at $2.5 million of fair value December 31, 2008. We sold 470 thousand shares of this security during the nine months ended September 30, 2009. The sales resulted in proceeds of $1.7 million and a realized gain of $1.5 million. The single security traded approximately 245 thousand shares per day in the first nine months of 2009, in an active market on a European stock exchange. Of the gross unrealized gains included in the fair value of our marketable securities at September 30, 2009, this single security carried $13.1 million of this unrealized gain. Long-term investments at September 30, 2009 also include $3.2 million related to our deferred compensation plan; $2.2 million of other investments carried at cost, consisting of interests in two private equity funds and an investment in a privately held telecommunications equipment manufacturer; and a $1.1 million investment in a fixed income bond fund.
We review our investment portfolio for potential “other-than-temporary” declines in value on an individual investment basis. We assess, on a quarterly basis, significant declines in value which may be considered other-than-temporary and, if necessary, recognize and record the appropriate charge to write-down the carrying value of such investments. In making this assessment, we take into consideration qualitative and quantitative information, including but not limited to the following: the magnitude and duration of historical declines in market prices, credit rating activity, assessments of liquidity, public filings, and statements made by the issuer. We generally begin our identification of potential other-than-temporary impairments by reviewing any security with a fair value that has declined from its original or adjusted cost basis by 25% or more for six or more consecutive months. We then evaluate the individual security based on the previously identified factors to determine the amount of the write-down, if any. Because of the strained credit markets and deterioration in the equity markets experienced beginning in the fourth quarter of 2008, we expanded the impairment review of our investments to assess the impact of these factors on our ability to recover our cost of every security whose value had declined from its original or adjusted cost by more than 25%, regardless of the historical duration of the decline. We then evaluated individual securities to determine the amount of the write-down, if any. As a result of our review, we recorded an other-than-temporary impairment charge of $40 thousand during the third quarter of 2009 related to ten marketable equity securities and $2.0 million during the first nine months of 2009 related to 117 marketable equity securities. In addition to the impairment charge we recorded on our marketable equity securities, we recorded an impairment of $0.4 million related to our investment in a fixed income bond fund and $0.5 million related to our deferred compensation plan during the nine months ending September 30, 2009 as a result of similar reviews. There were no such charges during the three months ended September 30, 2009 related to the fixed income bond fund or deferred compensation plan assets. As long as current market conditions continue to exist, we will continue to complete a similar review of individual securities for impairment each quarter. For the nine months ended September 30, 2008, we had a charge of $0.6 million related to the impairment of 29 publicly traded equity securities.

Financing Activities
Dividends
In July 2003, our Board of Directors elected to begin declaring quarterly dividends on our common stock considering the tax treatment of dividends and adequate levels of Company liquidity. During the nine months ended September 30, 2009, we paid dividends totaling $16.8 million.
Debt
We have amounts outstanding under loans made pursuant to an Alabama State Industrial Development Authority revenue bond (the Bond) which totaled $48.8 million at September 30, 2009 and December 31, 2008. At September 30, 2009, the estimated fair value of the Bond was approximately $48.2 million, based on a debt security with a comparable interest rate and maturity and a Standard & Poor’s credit rating of AA. Included in long-term investments are restricted funds in the amount of $48.8 million at September 30, 2009 and December 31, 2008, which is a collateral deposit against the principal amount of the Bond. We have the right to set-off the balance of the Bond with the collateral deposit in order to reduce the balance of the indebtedness. The Bond matures on January 1, 2020, and bears interest at the rate of 5% per annum. In conjunction with this program, we are eligible to receive certain economic incentives from the state of Alabama that reduce the amount of payroll withholdings we are required to remit to the state for those employment positions that qualify under this program.
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
Stock Repurchase Program
During the nine months ended September 30, 2009, we repurchased 0.2 million shares of our common stock at an average price of $17.50 per share under the repurchase plans approved by our Board of Directors. Since 1997, our Board of Directors has approved multiple share repurchase programs that have authorized open market repurchase transactions. We have the authority to purchase an additional 3.3 million shares of our common stock under the plan approved by the Board of Directors on April 14, 2008. To accommodate employee stock option exercises, we issued 0.8 million shares of treasury stock for $12.7 million during the nine months ended September 30, 2009. During the nine months ended September 30, 2008, we issued 0.3 million shares of treasury stock for $3.5 million.
Off-Balance Sheet Arrangements and Contractual Obligations
We do not have off-balance sheet financing arrangements and have not engaged in any related party transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources. During the nine months ended September 30, 2009, there have been no material changes in contractual obligations and commercial commitments from those discussed in our most recent Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 27, 2009 with the SEC.
We have committed to invest up to an aggregate of $7.9 million in two private equity funds, and we have contributed $7.9 million as of September 30, 2009, of which $7.4 million has been applied to these commitments. See Note 4 of Notes to Condensed Consolidated Financial Statements for additional information.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to financial market risks, including changes in interest rates and prices of marketable equity and fixed-income securities. The primary objective of the large majority of our investment activities is to preserve principal while at the same time achieving appropriate yields without significantly increasing risk. To achieve this objective, a majority of our marketable securities are investment grade, municipal, fixed-rate bonds, municipal variable rate demand notes and municipal money market instruments denominated in United States dollars. At September 30, 2009, 95% of our municipal variable rate demand notes had a credit rating of VMIG-1 or A-1+ while the remaining 5% had a rating of A-2. Approximately 54% of our municipal fixed-rate bonds had a credit rating of AAA, 41% had a credit rating of AA, and the remaining 5% had a credit rating of A. We also held $20.5 million of corporate bonds that are guaranteed by the Federal Deposit Insurance Corporation and issued by various banks. At September 30, 2009, all of our corporate bonds had a credit rating of AAA.
We maintain depository investments with certain financial institutions. Although these depository investments may exceed government insured depository limits, we have evaluated the credit worthiness of these financial institutions, and determined the risk of material financial loss due to exposure of such credit risk to be minimal. As of September 30, 2009, $18.9 million of our cash and cash equivalents, primarily certain domestic money market funds and foreign depository accounts, were in excess of government provided insured depository limits. The Temporary Liquidity Guarantee Program adopted during 2008 by the Federal Deposit Insurance Corporation provides full coverage of our domestic depository accounts through December 2009.
As of September 30, 2009, approximately $239.7 million of our cash and investments may be directly affected by changes in interest rates. We have performed a hypothetical sensitivity analysis assuming market interest rates increase or decrease by 50 basis points (bps), 100 bps and 150 bps for the entire year, while all other variables remain constant. At September 30, 2009, we held $106.3 million of cash and money market instruments and municipal variable rate demand notes where a change in interest rates would impact our interest income. Hypothetical 50 bps, 100 bps and 150 bps declines in interest rates as of September 30, 2009 would reduce annualized interest income on our cash and money market instruments and municipal variable rate demand notes by approximately $0.5 million, $1.1 million and $1.6 million, respectively. In addition, we held $133.4 million of fixed-rate municipal bonds and corporate bonds whose fair values may be directly affected by a change in interest rates. Hypothetical 50 bps, 100 bps and 150 bps increases in interest rates as of September 30, 2009 would reduce the fair value of our municipal fixed-rate bonds and corporate bonds by approximately $0.8 million, $1.5 million and $2.3 million, respectively.
As of September 30, 2008, interest income on approximately $89.8 million of our cash and investments was subject to being directly affected by changes in interest rates. We performed a hypothetical sensitivity analysis assuming market interest rates increase or decrease by 50 basis points (bps), 100 bps and 150 bps, while all other variables remain constant. Hypothetical 50 bps, 100 bps and 150 bps declines in interest rates as of September 30, 2008 would have reduced annualized interest income on our cash, money market instruments and municipal variable rate demand notes by approximately $0.4 million, $0.9 million and $1.3 million, respectively. In addition, hypothetical 50 bps, 100 bps and 150 bps increases in interest rates as of September 30, 2008 would have reduced the fair value of our municipal fixed-rate bonds by approximately $0.4 million, $0.9 million and $1.3 million, respectively.
For further information about the fair value of our available-for-sale investments as of September 30, 2009 see Note 4 of Notes to Condensed Consolidated Financial Statements.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth ADTRAN’s repurchases of its common stock for the months indicated.

			Total Number of	Maximum Number
	Total	Average	Shares Purchased	of Shares that May
	Number of	Price	as Part of Publicly	Yet Be Purchased
	Shares	Paid per	Announced Plans	Under the Plans or
Period	Purchased	Share	or Programs (1)	Programs
July 1, 2009 – July 31, 2009	—	—	—	3,354,991
August 1, 2009 – August 31, 2009	60,300	$22.37	60,300	3,294,691
September 1, 2009 – September 30, 2009	—	—	—	3,294,691

Total	60,300		60,300

(1)
On April 14, 2008, ADTRAN’s Board of Directors approved additional repurchases of up to 5,000,000 share of its common stock. This plan will be implemented through open market purchases from time to time as conditions warrant.

ITEM 6. EXHIBITS
Exhibits.

Exhibit No.	Description
31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADTRAN, INC. (Registrant)
Date: November 4, 2009	/s/ James E. Matthews
James E. Matthews
Senior Vice President — Finance, Chief Financial Officer, Treasurer, Secretary and Director

EXHIBIT INDEX

Exhibit No.	Description

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications