Form 10-K
period 2009-12-31
ADTRAN INC
filed 2010-02-26
CIK 926282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Securities Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (232.405 of this chapter) during the preceding 12 months (or for shorter period that the Registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant on June 30, 2009 was $1,339,329,066 based on a closing market price of $21.47 as quoted on the NASDAQ Global Select Market. There were 61,805,680 shares of common stock outstanding as of February 19, 2010.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 5, 2010 are incorporated herein by reference in Part III.

ADTRAN, Inc.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2009

-i-

PART I

ITEM 1.	BUSINESS
Overview
ADTRAN, Inc. designs, manufactures, markets and services network access solutions for communications networks. Our solutions are widely deployed by providers of communications services (serviced by our Carrier Networks Division), and small and mid-sized businesses (SMBs) and enterprises (serviced by our Enterprise Networks Division), and enable voice, data, video and Internet communications across wireline and wireless networks. Many of these solutions are currently in use by every major United States and many global service providers, as well as by many public, private and governmental organizations worldwide.
We were incorporated under the laws of Delaware in November 1985, and commenced operations in January 1986. We are headquartered in Cummings Research Park in Huntsville, Alabama. The mailing address at our headquarters is 901 Explorer Boulevard, Huntsville, Alabama, 35806. The telephone number at that location is (256) 963-8000.
Products and Services
We maintain two operating divisions based on our product and service offerings: the Carrier Networks Division and the Enterprise Networks Division. These divisions serve two distinct markets and support sales globally, operating as two reportable segments. In 2009, sales of Carrier Networks products accounted for 76.7% of total revenue, while sales of Enterprise Networks products accounted for 23.3%. Sales to countries outside of the United States are included in these aggregate divisional figures, but when accounted for separately, comprise 5.7% of total revenue. For more financial information about these divisions and geographic areas, see Note 9 to the Consolidated Financial Statements included in this report.
Our Carrier Networks Division provides products used by service providers to deliver voice, data and video services from their equipment, whether it is located in a central office or remote terminal location, to a customer’s premises. Our Enterprise Networks Division provides products used by enterprise customers to construct voice, data and video networks within the customer’s site or among distributed sites. Our combined product portfolio for both divisions consists of approximately 1,700 high-speed network access and communication devices. In both service provider and enterprise networks, these products are used primarily, but not exclusively, in the “last mile,” or local loop, of a service provider’s network, and in local area networks on a customer’s premises. The last mile is the segment of the network that connects end-user subscribers to a service provider’s closest facility by either copper or fiber. Local area networks include connecting routers, switches, PCs, printers, phones, faxes, and other communications devices within a given building or campus. Our products typically connect two ends of a circuit and serve to transmit, route, and/or switch the data, voice, and/or video traffic traveling across that circuit. The bandwidth requirements of the circuit, along with the type of technology being used, determine the type of equipment needed.
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
For a discussion of risks associated with our products see “Risk Factors — We must continue to update and improve our products and develop new products in order to compete and to keep pace with improvements in telecommunications technology”, and “Risk Factors — If our products do not interoperate with our customers’ networks, installations may be delayed or cancelled, which could harm our business”, in Item 1A of this report.
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

Our three major product categories are Carrier Systems, Business Networking and Loop Access.
Carrier Systems products are used by communications service providers to provide last mile access in support of data, voice and video services to consumers and enterprises. The Carrier Systems category includes our broadband access products comprised of Total Access® 5000 multi-service access and aggregation platform products, Total Access 1100/1200 Series Fiber-To-The-Node (FTTN) products, and Digital Subscriber Line Access Multiplexer (DSLAM) products. Our broadband access products are used by service providers to deliver high-speed Internet access, Voice over Internet Protocol (VoIP), IP Television (IPTV), and/or Ethernet services from the central office or remote terminal locations to customer premises. The Carrier Systems category also includes our optical access products. These products consist of optical access multiplexers including our family of OPTI products. Optical access products are used to deliver higher bandwidth services, or to aggregate large numbers of low bandwidth services for transportation across fiber optic infrastructure. Total Access 1500 products, 303 concentrator products, M13 multiplexer products, and mobile backhaul products are also included in the Carrier Systems product category.
Business Networking products provide access to telecommunication services, facilitating the delivery of converged services and Unified Communications to the SMB and Enterprise markets. The Business Networking category includes Internetworking products, Optical Network Terminals (ONTs), and Integrated Access Devices (IADs). Internetworking products consist of our Total Access IP Business Gateways and NetVanta product lines. NetVanta products include multi-service routers, managed Ethernet switches, IP Private Branch Exchange (PBX) products, IP phone products, Unified Communications solutions, and Carrier Ethernet Network Terminating Equipment.
Loop Access products are used by carrier and enterprise customers for access to copper-based telecommunications networks. The Loop Access category includes products such as: Digital Data Service (DDS) and Integrated Services Digital Network (Total Reach) products, High bit-rate Digital Subscriber Line (HDSL) products including Total Access 3000 HDSL and Time Division Multiplexed-Symmetrical HDSL (TDM-SHDSL) products, T1/E1/T3, Channel Service Units/Data Service Units, and TRACER fixed wireless products.
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
Carrier Networks
Carrier services continue to evolve to next generation networks, and carrier service providers are generating additional revenue by connecting greater numbers of customers to their infrastructure by offering broadband digital services. Our Carrier Networks Division supplies the network access products that these service providers require to connect their customers to core transmission and switching networks. Specifically, we deliver fiber and copper-based solutions that enable these types of services. Our customer base includes all of the major United States Incumbent Local Exchange Carriers (ILECs), many independent operating companies, Competitive Local Exchange Carriers (CLECs), Utilities, Municipalities, Cable MSOs, major international carriers and wireless service providers. We have focused on opportunities in North America, with increasing emphasis on expanding into the Asia-Pacific region, Caribbean, Latin America, Europe, the Middle East and Africa.
Services enabled using our systems include traditional voice services, VoIP, IPTV, RF Video, high-speed Internet access and data services based upon Ethernet, frame relay, TDM, and ATM networks, connecting the network with user components such as switches, routers, gateways, IADs, PBX, and telephone key systems. ADTRAN devices, deployed at the business site, are enabling carriers to provide Ethernet services to SMBs and distributed enterprises. Our solutions provide a complete end-to-end solution for carriers by supporting both new fiber-based infrastructure and also allowing them to reuse their existing copper infrastructure, lowering their overall costs to deploy advanced Ethernet services to SMBs and distributed enterprises.
Service Provider Networks
Telecommunications networks are transitioning from traditional TDM and circuit-switched technology to IP and Ethernet-based packet networks that offer services such as high-speed Internet access, VoIP, and IPTV. We design solutions that allow service providers to leverage existing network assets, by providing a migration path to new broadband technologies and services.
Continued competition from cable and wireless providers is forcing traditional wireline service providers to react with price incentives, service bundling, and network investments and modifications. ADTRAN products enable wireline providers to offer higher Internet access speeds as well as VoIP and IPTV. Our multi-service access and aggregation platforms are used to provide multi-Gigabit Ethernet capability, increasing rates within the access network. Our optical technologies enable subscriber access solutions for Fiber-To-The-Premises and FTTN architectures. To offer higher speed DSL services in support of delivering Internet access and IPTV, carriers are “shortening” copper loop lengths in order to increase bandwidth and gain a competitive advantage. Our multi-service access and aggregation platform and the FTTN series of outside plant DSLAM products are used to shorten copper loop lengths so that wireline providers can deliver higher-speed network services.

Our products marketed under the Total Access® brand fit the decentralized networking model that most carriers are using today both in the United States and abroad. Currently, these products comprise the flagship product line for the Carrier Networks Division and offer service providers a single platform that can accommodate demand for a variety of high-speed Internet, voice, data and video services from businesses and residential customers. These modular, scalable, and geographically distributed products offer advantages such as lower start-up costs, more flexible service deployment, greater network interface options, increased bandwidth, grow-as-you-go modularity, and centralized network management. We provide Total Access products that connect to fiber optic and copper network backbones, making them suitable for installation in many parts of the network and enabling deployment of a wide range of voice and data services around the world. The Total Access® products and other ADTRAN products are accepted by the USDA Rural Utilities Service (RUS) as suitable for use in RUS-financed telecommunications systems. Deployed in central offices, remote terminals, or multi-tenant units, the system encompasses carrier-class solutions for fiber and copper broadband multi-service access, DSL access, Carrier Ethernet access, and narrowband multi-service access.
Advanced IP Services
For wireline service providers, our broadband access products provide the ability to increase bandwidth and improve the quality of services to customers. These products are used in high-density central office applications, along with lower density applications that include remote terminals and outside plant deployments. Also, these products are available in models that are temperature hardened for use in harsh, outside-plant environments and provide support for Ethernet delivery of advanced IP services over fiber or copper as well as legacy TDM and ATM networks.
High-speed Residential Services
Gigabit Passive Optical Network (GPON) technology has been added to the Total Access® platform. Our GPON module provides 2.5 Gbps to each optical line terminal port, enabling the delivery of advanced, very high bandwidth services such as high definition television (HDTV). The multi-service capabilities of the Total Access® 5000 allow for the support of native Ethernet services like GPON from the same platform used to support POTS, DSL, Bonded Copper, TDM, ATM, and legacy copper services. Service providers of all sizes are looking to fiber access technologies, like GPON, for ultra-bandwidth delivery to residential customers as well as to provide high-speed Ethernet and voice services to businesses. The ADTRAN optical network terminals work in conjunction with the Total Access® 5000 to support a wide range of applications for both residential and business applications, ranging from POTS and DS1 to Gigabit Ethernet. The ADTRAN Total Access® 5000 also provides fully integrated voice options, including support for both TDM trunk interfaces and VoIP.
Very-high-data-rate Digital Subscriber Line (VDSL2) has been added to our leading Total Access® DSLAMS. These DSLAMs allow service providers to realize ultra-broadband speeds over their existing copper infrastructure, economically securing the broadband connection to the home and enabling the delivery of advanced communications and entertainment services. Total Access® 1100 Series broadband access products provide an innovative approach to the successful deployment of FTTN architectures. Recognizing the technological and economic barriers of traditional cabinet-based DSL deployments, ADTRAN designed this product series to eliminate the need for expensive cabinet enclosures, heat exchangers and site construction, which account for a large portion of the total cost of deployment. In many cases, Total Access® 1100 Series DSLAMs can deliver FTTN-based services for significantly less than traditional cabinet-based systems. This allows carriers to more economically utilize the capacity of the existing copper network over the last mile.
Metro Ethernet Services
Metro Ethernet is growing with the proliferation of packet-based infrastructure in both enterprise and carrier networks. The implementation of Ethernet throughout the communications network provides benefits in equipment and operational savings. Gigabit speeds are increasingly becoming available throughout the access network, but they are far from being widespread. Ethernet’s increasing presence throughout the network is driving costs down, further increasing availability to business customers. We provide Metro Ethernet Forum (MEF) compliant products that enable the delivery of these services.
As demand grows for mid-rate (2-40 Mbps) Ethernet services worldwide, the service providers have seen a need to deliver these Ethernet services over copper in addition to fiber. To enable this, enhancements in SHDSL technology (eSHDSL) have been developed to increase the rate delivered per copper pair to more than 5 Mbps and to bond pairs together (G.bond) to offer rates not attainable over a single pair. Ethernet over Copper (EoCu) technology uses eSHDSL and G.bond to deliver these mid-rate Ethernet services over several (typically one to eight) “bonded” pairs. ADTRAN has EoCu solutions that enable our carrier customers to deploy high-speed Ethernet services in places where fiber deployments are not currently available and new construction is not cost effective.

ADTRAN has also developed solutions that allow service providers to deliver Ethernet services over their existing TDM (EoTDM) infrastructure. ADTRAN’s dominant position in DS1 delivery technology (HDSL) allows us to have a unique advantage in our ability to integrate Ethernet over Fiber, Copper, and TDM into a comprehensive Ethernet access solution for service providers.
Optical Access
We also offer a set of solutions that provide transport over fiber facilities for mobile backhaul networks. These products are designed to optimize network performance and perform bandwidth management functions. Our OPTI® product family includes a multi-service provisioning platform, the OPTI-6100®, delivering high speed Ethernet (addressing DS1/E1, DS3/E3, OC-3/STM-1, OC-12/STM-4, OC-48, and 10/100/1000Mb) connectivity and transport to cellular sites using a variety of fiber optic ring architectures. Our OPTI-3® fiber multiplexer provides OC-3 capacity in terminal mode and DS3 range extension applications. The OPTI-6100® MX (medium) chassis consolidates discrete optical and multiplexer network elements into one, small chassis that addresses DS1/E1, DS3/E3, STS-1, OC-3/STM-1 bandwidths, and Ethernet services delivery to the subscriber. Our OPTI-6100® LMX (large) chassis provides high density termination options and utilizes many common modules from the other OPTI® chassis. The OPTI-6100® SMX (small) chassis provides a very compact chassis for low-density applications, with a variety of mounting options to meet unique customer requirements. Our solutions provide for optical transport in very compact enclosures for cell site traffic backhaul and feature single fiber operation for maximum facility utilization and integration with the ADTRAN Total Access® family of products and associated multiplexers.
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
Business-class Services
HDSL is a common technique for delivering bandwidth at rates of 1.544 Mbps (known as the DS1 or T1 rate) for infrastructure support, business customer services, and wireless network mobile backhaul services. The T1 interface is universally accepted throughout the United States, and HDSL is the most common method of delivering the T1 interface in nearly every application. ADTRAN HDSL products are manufactured in a variety of configurations for use in every major DS1 deployment platform for voice and data services.
SHDSL products were developed to provide symmetrical solutions for the transport of high-speed business-class services. The International Telecommunications Union (ITU), Alliance for Telecommunications Industry Solutions (ATIS), and the European Telecommunications Standards Institute (ETSI) have established standards for 2-wire and 4-wire SHDSL solutions.
We contributed significantly to ITU, ATIS, and ETSI SHDSL standards. Because of this involvement, we delivered the industry’s first SHDSL customer device. Our SHDSL products, like many of our products, are standards-based, which ensures interoperability with other standards-based products.
Network Management
As networks become more complex, the need for carrier-class management systems becomes apparent to ensure operational efficiencies. We develop and support systems to centralize the configuration, provisioning, and management of our network access products. These systems are used to configure, monitor, and control ADTRAN equipment installed on local loop circuits. The systems ensure communication with the service provider’s central management system to reduce technician dispatches and operating costs. Our Total Access® Element Management System is an all-Java application that provides configuration, performance, network assurance, and provisioning functions for ADTRAN Total Access® products.
Enterprise Networks
Our Enterprise Networks Division encompasses a comprehensive internetworking solutions portfolio that delivers converged services and Unified Communications to the SMB and Enterprise. SMB and geographically dispersed enterprises use these products for their voice and data service requirements. Our carrier customers bundle our solutions into their service offerings for their SMB and enterprise customers. These products are typically installed in equipment rooms and wiring closets, to connect headquarters, branch offices, and telecommuters to the corporate voice and data infrastructure. A small to medium business generally refers to an organization with fewer than 500 employees. These businesses can be a single location or geographically dispersed with many locations, including home offices. These businesses and service providers use our internetworking products to implement a high performance, reliable network for converged services and Unified Communications.
Marketed under the brand names Total Access® and NetVanta®, our solutions are known for their high performance, reliability and high availability making them the preferred solutions for the delivery of converged IP services. The solutions portfolio includes multi-service routers, managed Layer 2/3 switches, IP Business Gateways, FTTx ONTs, Wireless Access Points, IP PBXs, IP phones and Unified Communications solutions. The Enterprise Network solutions portfolio provides the infrastructure required for a SMB or Enterprise to utilize converged IP services and Unified Communications. Further, our solutions enable the SMB and Enterprise end user to migrate their existing infrastructure — thus preserving their investment; or to replace their legacy system with an IP-based solution.

We view the development and continued evolution of our operating system as critical to our success in bringing to market feature rich, highly reliable, high performance solutions. As such, the ADTRAN Operating System (AOS) is common across our internetworking products, optimizing our product development resources and minimizing time to market for new products and features. It also ensures common configuration practices, policies, protection schemes, and management interfaces for our carrier customers providing a Total Cost of Ownership (TCO) advantage.
Our solutions and their roadmaps are closely aligned with our customer’s strategic service offerings. Our solutions enable our customers to offer high performance, feature rich managed and unmanaged converged IP services (data, voice, and unified communications) to the SMB and Enterprise. Our solutions offer a wide range of LAN and WAN connectivity options, ranging from analog to fiber, supporting different geographic locations in their enterprise and wide area networks, as well as their local area networks requiring switching, routing and voice capabilities. Many of the products available from the Enterprise Networks Division reach the SMB and Enterprise end user through their service provider as these products are typically installed by the service provider at the customer premises as part of a bundled service package.
Data Solutions
ADTRAN multi-service routers move data between networked computers over public or private IP, Frame Relay, MultiProtocol Label Switching leased-line infrastructures or carrier supplied Ethernet services. These devices include features to route traffic between multiple destinations, secure the network against cyber attacks, ensure the privacy of data as it is transported across the Internet, and restore communications in the event of equipment or network failure. ADTRAN multi-service routers provide Internet access and interconnect corporate locations and when deployed in the workgroup environment with our managed layer 2 and layer 3 (L2/L3) Ethernet switches provide connectivity from the WAN to the end user’s desktop computer and IP Phone. ADTRAN’s managed L2/L3 switches range in speeds up to multi-Gigabit and include Power over Ethernet options.
Our NetVanta multi-service router products include both modular and fixed-configuration solutions. The NetVanta router portfolio offers a wide range of business class features including: Quality of Service (QoS), Firewall, VPN, Network Performance Monitoring, Cable Diagnostics and Voice Quality Monitoring. These features enable carriers to offer the highest quality of service with a TCO advantage.
The ADTRAN NetVanta portfolio also includes wireless solutions for the SMB and Enterprise. With 802.11WiFi capabilities, the NetVanta 1335 multi-service access router with integrated WiFi and NetVanta 150 wireless access device address the increasing demands for wireless solutions and allow businesses to streamline and improve operational efficiencies, expand customer service offerings, and increase flexibility for employees.
The NetVanta router portfolio supports 3G data services. The NetVanta 3G Network Interface Module (NIM) provides a wireless WAN capability for our NetVanta line of multi-service routers and provides a rapid, secure and cost-effective connectivity option when used in conjunction with one of our modular routers. A 3G data service allows customers to take advantage of flexible deployment options at broadband speeds from a single platform. The solution is ideal for a number of applications including use as a primary data service and/or a network failover option for SMBs and Enterprises.
Voice Solutions
The network infrastructure for voice services, in recent years, has undergone a rapid evolution to an IP-based infrastructure, including the accelerated adoption of SIP trunking. As a result, VoIP as a part of a converged services offering represents an important revenue opportunity for service providers seeking to add new features, such as cloud applications and unified communications in order to retain and expand their subscriber base. ADTRAN Total Access and NetVanta IP Business Gateways (IPBG) support this strategic direction, and are deployed by the service provider at the demarcation point on the customer premises. An ADTRAN IPBG combines the functionality of a voice gateway with a multi-service router and security features. Our products offer a highly integrated, cost-effective platform for delivering converged services to the SMB and Enterprise customer.
Our Enterprise solutions are widely regarded for their innovation, most notably our ability to integrate the functionality of multiple network elements into a single platform. This “all-in-one” strategy for the delivery of converged voice and data services enables a service provider to offer a SMB or Enterprise customer converged services without the expense of replacing their current infrastructure, enabling the customer to migrate to a Hosted PBX service based on their timeline for investment. Supporting a SMB or Enterprise’s migration with a single platform provides the service provider with operational efficiencies, such as network management, and a TCO advantage.

The Enterprise Division portfolio of voice products provides an industry-leading TCO advantage. Our voice products combine the highest level of feature integration, with performance and reliability. This level of product innovation combined with our industry leading warranty and product support enables the service provider an extended life cycle for our platforms in their customer’s network.
Unified Communications and IP Telephony
Unified Communications (UC) solutions were added to the portfolio of ADTRAN Enterprise solutions in 2009, with the acquisition of Objectworld Communications Corporation, a Canadian-based company. Marketed under the name NetVanta Unified Communications, these solutions enable businesses with 75 to 2,000 employees to realize the benefits of UC. ADTRAN’s NetVanta UC products deliver end-to-end unified communications that bridge the gap between telephony, desktop communications productivity and business processes. Referred to as Communications-Enabled Business Processes (CEBP), the ADTRAN NetVanta UC solutions enable businesses with Microsoft Windows platforms to drive workforce productivity and improve customer service. ADTRAN’s award-winning NetVanta UC Server enables CEBP while providing simplicity and value to businesses that want to make a smooth transition from simple telephony to a unified communications solution without sacrificing their PBX and Microsoft business systems investments. There are four platforms in the NetVanta UC solutions portfolio: NetVanta UC Server, NetVanta Business Application Server, NetVanta Enterprise Communications Server, and NetVanta Business Communications System.
The addition of UC solutions is a logical extension of our Enterprise portfolio enabling our customers to continue to look to ADTRAN as a total solution provider. Additionally, the NetVanta UC solutions provide the flexibility to be customized and optimized to address the unique CEBP and customer service needs of a range of vertical markets such as banking, hospitality, education, healthcare, retail, and real estate.
ADTRAN’s NetVanta 7000 Series is an innovative IP PBX solution with integration that results in a single box solution for small business communications needs. Scaling up to 100 users the 7000 Series combines the features of an IP PBX with the functionality of an Ethernet switch, a multi-service router, security features and WAN connectivity.
Configuration and Network Management
We develop and support network productivity tools and systems to centralize the configuration and management of our internetworking products. These tools aid in the management of networks powered by ADTRAN internetworking products and includes the nCommand MSP (Managed Service Provider) management platform. nCommand MSP streamlines a service provider’s product life cycle management efforts including remote monitoring and management of ADTRAN NetVanta or Total Access solutions. A web-based platform, nCommand MSP simplifies new device deployment and enables Managed Service Providers, service providers and enterprise IT organizations to deliver on Service Level Agreements, improve customer service response times, reduce network downtimes and proactively monitor and report network performance, all while reducing operational costs.
Service and Support
In addition to our product portfolio, we offer technical support services to help ensure that we are responsive to our customers who have deployed networking and infrastructure solutions. We provide pre- and post-sales technical support and a variety of training options. We offer installation and maintenance services designed to protect customers’ networks from unnecessary downtime. ADTRAN professional services, “ADTRAN Custom Extended Services”, branded as “ACES”, guarantees priority access to technical support engineers and on-site product replacement on a four-hour or next business day basis, depending on the service plan selected. Our service and support offerings are available to customers in both our Carrier Networks Division and Enterprise Networks Division.
Customers
We have a diverse customer base, which we segment based on the markets served, and typically within each of our two distinct divisions.
Customers of our Carrier Networks Division in the United States include all of the major ILECs, large and small independent telephone companies, competitive service providers, Internet service providers, Utilities, Municipalities, Cable MSOs, and wireless service providers. Internationally, this division also serves incumbent carriers and competitive service providers in selected regions.
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

Customers of our Enterprise Networks Division solutions in the United States include all of the major ILECs, large and small independent telephone companies and competitive service providers. Additionally SMB and enterprise organizations purchase our solutions through a two-tier distribution channel. The two-tier distribution channel is comprised of several large distributor partners and an extensive network of value-added resellers (VARs) as described in “Distribution, Sales and Marketing” below. Additionally, ADTRAN Enterprise solutions are deployed globally in the EMEA, APAC and the Americas regions. Vertical markets where our solutions are used include retail, food service, healthcare, finance, government, education, manufacturing, military, transportation, hospitality, and energy/utility.
Our major customers include the following:

AT&T Inc.	Qwest Communications International, Inc.
CenturyLink, Inc.	Verizon Communications, Inc.
Ingram Micro, Inc.	Walker and Associates, Inc.
KGP Logistics	Windstream Corporation
Single customers comprising more than 10% of our revenue in 2009 include AT&T Inc. at 22%, Qwest Communications International, Inc. at 19%, and Verizon Communications, Inc. at 11%. The revenues from all of these customers are reported in both the Carrier Networks and Enterprise Networks segments. No other customer accounted for 10% or more of our sales in 2009.
For a discussion of risks associated with customers, service providers and approval processes, see “Risk Factors — We depend heavily on sales to certain customers; the loss of any of these customers would significantly reduce our revenues and net income”, “Risk Factors — Consolidation and deterioration in the competitive service provider market could result in a significant decrease in our revenue”, and “Risk Factors — The lengthy approval process required by ILECs and other service providers for new products could result in fluctuations in our revenue”, in Item 1A of this report.
Distribution, Sales and Marketing
We sell our Carrier Networks products in the United States through a combination of a direct sales organization and a distribution network. Our direct sales organization supports major accounts and has offices located throughout the United States. Sales to most competitive service providers and independent telephone companies are fulfilled through a combination of direct sales and major technology distribution companies such as KGP Logistics, Walker and Associates, and Power & Tel.
Prior to placing any orders, service providers require lengthy product qualification and standardization processes that can extend for several months or years. Orders, if any, are typically placed under single or multi-year supply agreements that are generally not subject to minimum volume commitments. Service providers generally prefer having two or more suppliers for most products, so individual orders are usually subject to competition based on some combination of total value, service, price, delivery, and other terms.
The majority of Enterprise Networks products are sold in the United States through a non-exclusive distribution network that consists, at the top level, of several major technology distributors, such as Walker and Associates, TechData, Ingram Micro, Jenne Distributors, Synnex Corporation, Interlink Communications Systems and Catalyst Telecom. These organizations then distribute products to an extensive network of Value-Added Resellers (VARs), system integrators, and service providers.
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
Our field sales organizations, distributors, and service provider customers receive support from headquarters-based marketing, sales, and customer support groups. Under certain circumstances, other headquarters personnel may become involved in sales and other activities.

Research and Development
Rapidly changing technologies, evolving industry standards, changing customer requirements, and continuing developments in communications service offerings characterize the markets for our products. Our continuing ability to adapt to these changes and to develop new and enhanced products that meet or anticipate market demand is a significant factor influencing our competitive position and our prospects for growth.
During 2009, 2008, and 2007, product development expenditures totaled $83.3 million, $81.8 million, and $75.4 million, respectively. Our product development activities are an important part of our strategy. Because of rapidly changing technology and evolving industry standards, we expect to sustain, and possibly increase, product development levels each year.
We strive to deliver innovative network access solutions that lower the total cost of deploying services, increase the level of performance achievable with established infrastructures, reduce operating and capital expense for our customers, increase network bandwidth and functionality, and extend network reach. Our development process is conducted in accordance with ISO 9001, TL 9000, and ISO 14001, which are international standards for quality and environmental management systems.
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
Product development activities focus on products to support both existing and emerging technologies in the telecommunications industry in segments of our markets that we consider viable revenue opportunities. We are actively engaged in developing and refining technologies to support data, voice, and video transport primarily over IP/Ethernet network architectures. Our work involves Ethernet transport, fiber optic transport, DSL transport (VDSL2, ADSL2+, ADSL, SHDSL, and HDSLx), access routing, Ethernet switching, integrated access, converged services, VoIP, network management, and professional services.
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
We continue to be involved in the evolution of Ethernet technology by participating in the Institute of Electrical and Electronics Engineers 802 LAN/MAN standards committee, the ITU-T and the MEF, which are standardizing technologies such as Carrier Ethernet traffic management, Ethernet Ring Protection Switching (ERPS), provider networking, Ethernet Operations, Administration and Management (OAM), and Connectivity Fault Management. In the past year, we have worked in the SDOs to bring more interoperability between GPON equipment. These efforts have included helping ATIS establish a new subcommittee focusing on optical access networks (NIPP-OAN) and increasing our participation in GPON work in the Broadband Forum.
We are also involved in other standards development efforts related to maximizing the bandwidth potential of the copper pair to enable new applications. We contributed to the development of the VDSL2 ITU-Telecommunications (ITU-T) standard. Upon completion of the various wireline telecommunications standards, the industry-wide interoperability and performance testing requirements become the responsibility of the Broadband Forum (formerly DSL Forum). We have continued our contributions toward VDSL2 and ADSL2+ development through our work in the Broadband Forum.
For a discussion of risks associated with our research and development activities, see “Risk Factors — We must continue to update and improve our products and develop new products in order to compete and to keep pace with improvements in telecommunications technology” and “Risk Factors — We engage in research and development activities to improve the application of developed technologies, and as a consequence may miss certain market opportunities enjoyed by larger companies with substantially greater research and development efforts who may focus on more leading edge development”, in Item 1A of this report.

Manufacturing and Operations
The principal steps in our manufacturing process include the purchase and management of materials, assembly, testing, final inspection, packing, and shipping. We purchase parts and components for the assembly of some products from a large number of suppliers through a worldwide sourcing program. In addition, we manage a process that identifies the components that are best purchased directly by contract manufacturers for use in the assembly of our products to achieve manufacturing efficiency, quality, and cost objectives. Certain key components used in our products are currently available from a single source, and other key components are available from only a limited number of sources. In the past, we have experienced delays in the receipt of certain key components, which has resulted in delays in related product deliveries. We attempt to manage these risks through developing alternative sources, by staging inventories at strategic locations, through engineering efforts designed to obviate the necessity of certain components, and by maintaining close contact and building long-term relationships with our suppliers.
We rely on subcontractors in Asia for assembly and testing of certain printed circuit board assemblies, sub-assemblies, chassis, enclosures and equipment shelves, and to purchase some of the raw materials used in such assemblies. We typically manufacture our low-volume, high-mix, or complex product assemblies at our manufacturing site in Huntsville, Alabama. We continue to build and test all new product prototypes and initial production units for our products in Huntsville, and later transfer the production of high-volume, low-mix assemblies to our subcontractors. Subcontract assembly operations can lengthen fulfillment cycle times, but we believe we can respond more rapidly to uncertainties in incoming order rates by selecting assembly subcontractors having significant reserve capacity and flexibility. We have consolidated our production to two subcontractors who have proven to be flexible and able to meet our quality requirements. We conduct the majority of all transactions with our foreign suppliers in United States currency.
Most shipments of products to customers occur from our facilities in Huntsville, Alabama. Our facilities are certified pursuant to the most current releases of ISO9001, TL9000, ISO14001, and are Customs-Trade Partnership Against Terrorism certified. Our products are also certified to certain other telephone company standards, including those relating to emission of electromagnetic energy and safety specifications.
For a discussion of risks associated with manufacturing activities, see “Risk Factors — Our strategy of outsourcing a portion of our manufacturing requirements to subcontractors located in Asia may result in us not meeting our cost, quality or performance standards” and “Risk Factors — Our dependence on a limited number of suppliers may prevent us from delivering our products on a timely basis, which could have a material adverse effect on customer relations and operating results”, in Item 1A of this report.
Competition
We compete in markets for networking and communications equipment for service providers and businesses, government agencies, and other organizations worldwide. Our products and services support the transfer of data, voice and video across service providers’ fiber, copper, and wireless infrastructures, and across wide area networks, local area networks, and the Internet.
The markets for our products are intensely competitive. Numerous competitors exist in each of our product segments. Intense competitive conditions and recent declines in economic activity have resulted in competitor consolidations, bankruptcies and liquidations. Consumer acceptance of alternative communications technologies such as coaxial cable and cellular-based services that compete with our products has grown in recent years. Competition might further increase if new technologies emerge, new companies enter the market, or existing competitors expand their product lines.
For our Carrier Networks Division, factors influencing the markets in which we currently compete or may compete in the future include the ability to:
•	Help the customer solve networking problems within the confines of restrained capital budgets;
•	Offer globally competitive solutions against a different set of competitors than in the United States;
•	Deliver solutions that fit the distributed networking model being deployed by most service providers;
•	Deliver solutions for service provider networks as they increasingly focus on network transformation, convergence, and integration of services;
•	Deliver solutions at attractive price points;
•	Deliver reliability and redundancy, especially for higher bandwidth products;
•	Adapt to new network technologies as they evolve;
•	Compete effectively against large firms with greater resources;
•	Deliver products when needed by the customer;
•	Deliver responsive customer service, technical support, and training; and
•	Assist customers requiring pre-assembled, turnkey systems.
Competitors of our Carrier Networks Division include large, established firms such as Alcatel-Lucent, Cisco Systems, Fujitsu Limited, Huawei, Ericsson, Tellabs, and Siemens. There are also a number of smaller, specialized firms with which we compete, such as ADC Telecommunications, Zhone Technologies, Occam Networks, Calix Networks, and other privately held firms.

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
Competitors of our Enterprise Networks Division include Cisco Systems, Juniper Networks, Avaya, Hewlett Packard, Enterasys Networks, Extreme Networks, Allied Telesyn, and other smaller companies. Some of these companies compete in a single product segment, while others compete across multiple product lines.
For further discussion of risks associated with our competition, see “Risk Factors — We must continue to update and improve our products and develop new products in order to compete and to keep pace with improvements in telecommunications technology” and “Risk Factors — We compete in markets that have become increasingly competitive, which may result in reduced gross profit margins and market share”, in Item 1A of this report.
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
For further discussion of risks associated with government regulation, see “Risk Factors — Our products may not continue to comply with the regulations governing their sale, which may harm our business” and “Risk Factors — Regulatory and potential physical impacts of climate change may affect our customers and our production operations, resulting in adverse affects on our operating results”, in Item 1A of this report.

Employees
As of December 31, 2009, we had 1,571 full-time employees in the United States and 53 full-time employees in our international subsidiaries, located in Canada, Mexico, the Asia-Pacific region and Europe. Of our total employees, 282 were in sales, marketing and service; 482 were in research and development; 738 were in manufacturing operations and quality assurance; and 122 were in administration. None of our employees are represented by a collective bargaining agreement, nor have we ever experienced any work stoppage. We believe that our relationship with our employees is good.
Intellectual Property
The ADTRAN corporate logo is a registered trademark of ADTRAN. The name “ADTRAN” is a registered trademark of ADTRAN. A number of our product identifiers and names also are registered. We also claim rights to a number of unregistered trademarks.
We have ownership of at least 252 patents related to our products and have approximately 88 additional patent applications pending, of which at least 5 have been approved and are in the process of being issued by the U.S. Patent and Trademark Office. The average remaining duration of our patents as of December 31, 2009 was approximately 11 years. We will continue to seek additional patents from time to time related to our research and development activities. We do not derive any material amount of revenue from the licensing of our patents.
We protect our intellectual property and proprietary rights in accordance with good legal and business practices. We believe, however, that our competitive success will not depend on the ownership of intellectual property, but instead will depend primarily on the innovative skills, technical competence, and marketing abilities of our personnel.
The communications industry is characterized by the existence of an ever-increasing volume of patent litigation and licensing activities. From time to time we receive and may continue to receive notices of claims alleging that we are infringing upon patents or other intellectual property. We cannot predict whether we will prevail in any claims or litigation over alleged infringements, or whether we will be able to license any valid and infringed patents, or other intellectual property, on commercially reasonable terms. It is possible that litigation may result in significant legal costs and judgments. Any intellectual property infringement claims, or related litigation against or by us, could have a material adverse effect on our business and operating results.
For a discussion of risks associated with our intellectual and proprietary rights, see “Risk Factors — Our failure to maintain rights to intellectual property used in our business could adversely affect the development, functionality, and commercial value of our products”, in Item 1A of this report.
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
Our operating results have been and will continue to be subject to quarterly and annual fluctuations as a result of numerous factors. These factors include, but are not limited to:
•	Fluctuations in demand for our products and services, especially with respect to significant network expansion projects undertaken by telecommunications service providers;
•	Continued growth of communications network traffic and the adoption of communication services and applications by enterprise and consumer end users;
•	Changes in sales and implementation cycles for our products and reduced visibility into our customers’ spending plans and associated revenue;
•	Reductions in demand for our traditional products as new technologies gain acceptance;
•	Our ability to maintain appropriate inventory levels and purchase commitments;
•	Price and product competition in the communications and networking industries, which can change rapidly due to technological innovation;
•	The overall movement toward industry consolidation among both our competitors and our customers;
•
Our dependence on sales of our products by channel partners, the timing of their replenishment orders, the potential for conflicts and competition involving our channel partners and large end use customers and the potential for consolidation among our channel partners;

•	Variations in sales channels, product cost or mix of products sold;
•	Delays in receiving product acceptance from certain customers as defined under contract, for shipments near the end of a reporting period;
•	Our ability to maintain high levels of product support;
•	Manufacturing and customer order lead times;
•	Fluctuations in our gross margin, and the factors that contribute to this as described below;
•	Our ability to achieve cost reductions;
•	The ability of our customers, channel partners, and suppliers to obtain financing or to fund capital expenditures;
•	Our ability to execute on our strategy and operating plans;
•	Benefits anticipated from our investments in engineering, sales and marketing activities;
•	The effects of climate change; and
•	The effects of political or economic conditions, terrorist attacks, acts of war, or other unrest in certain international markets.
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
As a result of the many factors discussed in this report, our revenue for a particular quarter is difficult to predict and will fluctuate from quarter to quarter. Our typical pattern of customer orders requests product delivery within a short period following receipt of an order. Consequently, we do not carry a significant order backlog, and are dependent upon obtaining orders and completing delivery in accordance with shipping terms within each quarter to achieve our targeted revenues. Our net sales may grow at a slower rate than in previous quarters or may decline. Our ability to meet financial expectations could also be affected if the variable sales patterns seen in prior quarters recur in future quarters. We have experienced periods of time during which manufacturing issues have delayed shipments, leading to variable shipping patterns. In addition, to the extent that manufacturing issues and any related component shortages result in delayed shipments in the future, and particularly in quarters in which we and our subcontractors are operating at higher levels of capacity, it is possible that revenue for a quarter could be adversely affected, and we may not be able to remediate the conditions within the same quarter.

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
Economic conditions in the latter part of 2008 and much of 2009 contributed to a slowdown in telecommunications industry spending, including specific market segments in which we operate. The potential reoccurrence of these trends and their duration and depth are difficult to predict. Capital spending for network infrastructure projects of our largest customers could be delayed or cancelled in response to reduced consumer spending, tight capital markets or declining liquidity trends. Sustained trends of this nature could have a material adverse affect on our revenues, results of operations and financial condition.
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
We expect gross margin to vary over time, and our level of product gross margin may not be sustainable.
Our level of product gross margins may not be sustainable and may continue to be adversely affected by numerous factors, including:
•	Changes in customer, geographic, or product mix, including the mix of configurations within each product group;
•	Introduction of new products by competitors, including products with price-performance advantages;
•	Our ability to reduce product cost;
•	Increases in material or labor cost;
•	Expediting costs incurred to meet customer delivery requirements;
•	Excess inventory and inventory holding charges;
•	Obsolescence charges;
•	Changes in shipment volume;
•	Loss of cost savings due to changes in component pricing or charges incurred due to inventory holding periods if parts ordering does not correctly anticipate product demand;

•	Lower than expected benefits from value engineering;
•	Increased price competition, including competitors from Asia, especially China;
•	Changes in distribution channels;
•	Increased warranty cost;
•	Liquidated damages costs relating to customer contractual terms; and
•	Our ability to manage the impact of foreign currency exchange rate fluctuations relating to pricing to our international customers.
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
As discussed above under “Business — Government Regulation”, in the United States, our products must comply with various regulations and standards defined by the Federal Communications Commission and Underwriters Laboratories. Products sold internationally may be required to comply with regulations or standards established by telecommunications authorities in various countries, as well as those of certain international bodies. Although we believe our products are currently in compliance with domestic and international standards and regulations in countries in which we currently sell, there can be no assurance that we will be able to design our products to comply with evolving standards and regulations in the future. Further, the cost of complying with the evolving standards and regulations, or the failure to obtain timely domestic or foreign regulatory approvals or certification such that we may not be able to sell our products where these standards or regulations apply, may adversely affect our results of operations and financial condition.

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
The lengthy approval process required by ILECs and other service providers for new products could result in fluctuations in our revenue.
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
We engage in research and development activities to improve the application of developed technologies, and as a consequence may miss certain market opportunities enjoyed by larger companies with substantially greater research and development efforts who may focus on more leading edge development.
A portion of our research and development activities are focused on the refinement and redefinition of access technologies that are currently accepted and commonly practiced, which may include emerging technologies not yet widely distributed across all networks. These research and development efforts result in improved applications of technologies for which demand already exists or is latent. We rarely engage in research projects that represent a vast departure from the current business practices of our key customers. This includes pioneering new services and participating in leading edge field trials or demonstration projects for new technologies. While we believe our strategy provides a higher likelihood of producing nearer term revenue streams, this strategy could reduce our ability to influence industry standards and share in the establishment of intellectual property rights associated with new technologies, and could result in lost revenue opportunities should a new technology achieve rapid and widespread market acceptance.

We depend heavily on sales to certain customers; the loss of any of these customers would significantly reduce our revenues and net income.
Historically, a large percentage of our sales have been made to ILECs and major independent telecommunications companies. In 2009, these customers continued to comprise over half of our revenue. As long as the ILECs and other service providers represent such a substantial percentage of our total sales, our future success will significantly depend upon certain factors which are not within our control, including:
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
We are heavily dependent on two subcontractors for the assembly and testing of certain printed circuit board assemblies, subassemblies, chassis, enclosures and equipment shelves, and the purchase of raw materials used in such assemblies. This reliance involves several risks, including the unavailability of, or interruptions in, access to certain process technologies and reduced control over product quality, delivery schedules, transportation, manufacturing yields and costs. We may not be able to provide product volumes to our subcontractors that are high enough to achieve sufficient cost savings. If shipments fall below forecasted levels, we may incur increased costs or be required to take ownership of excess inventory. In addition, a significant component of maintaining cost competitiveness is the ability of our subcontractors to adjust their own costs to compensate for possible adverse exchange rate movements. To the extent that the subcontractors are unable to do so, and we are unable to procure alternative product supplies, then our own competitiveness and results of operations could be adversely impaired. These risks may be exacerbated by economic or political uncertainties, terrorist actions, the effects of climate change, natural disasters or pandemics in the foreign countries in which our subcontractors are located.
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
Certain raw materials and key components used in our products are currently available from only one source, and others are available from only a limited number of sources. The availability of these raw materials and supplies is subject to market forces beyond our control. From time to time, there may not be sufficient quantities of raw materials and supplies in the marketplace to meet customer demand. Many companies utilize the same raw materials and supplies that we do in the production of their products. Companies with more resources than our own may have a competitive advantage in obtaining raw materials and supplies due to greater buying power. These factors can result in reduced supply, higher prices of raw materials, and delays in the receipt of certain of our key components, which in turn may generate increased costs, lower margins, and delays in product delivery, with a corresponding adverse effect on sales, customer relationships, and revenue. Furthermore, due to general economic conditions in the United States and globally, our suppliers may experience financial difficulties, which could result in increased delays, additional costs, or loss of a supplier. We attempt to manage these risks through developing alternative sources, by staging inventories at strategic locations, through engineering efforts designed to obviate the necessity of certain components, and by building long-term relationships and close contact with each of our suppliers; however, we cannot assure you that delays in or failures of deliveries of key components, either to us or to our contract manufacturers, and consequent delays in product deliveries, will not occur in the future.

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
Our products are highly complex, and we cannot assure you that our extensive product development, manufacturing and integration testing will be adequate to detect all defects, errors, failures and quality issues. Quality or performance problems for products covered under warranty could adversely impact our reputation and negatively affect our operating results and financial position. The development and production of new products with high complexity often involves problems with software, components and manufacturing methods. If significant warranty obligations arise due to reliability or quality issues arising from defects in software, faulty components, or manufacturing methods, our operating results and financial position could be negatively impacted by:
•	costs associated with fixing software or hardware defects;
•	high service and warranty expenses;
•	high inventory obsolescence expense;
•	delays in collecting accounts receivable;
•	payment of liquidated damages for performance failures; and
•	a decline in sales to existing customers.
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

We may pursue acquisitions, which may expose us to a number of risks. If we are unable to mitigate these risks, our business may be negatively impacted.
We may acquire or invest in other businesses or enter into joint ventures to expand our product portfolio, acquire intellectual property, or extend our presence in certain markets. Any such acquisition may require the use of cash, the issue or assumption of debt, or the issue of equity, and may result in significantly increased financing costs or result in the dilution of existing shareholder interests. The acquisition process and subsequent integration of new investments may divert management’s attention from normal daily operations of the business and cause harm to our existing operations. These investments may result in impairment charges and other cost amortizations. We cannot assure that revenues from acquired investments will offset additional costs incurred. If we are unable to successfully address the potential risks associated with these transactions, they may result in a negative impact on our business, results of operations and financial condition.
Increased sales volume in international markets could result in increased costs or loss of revenue due to factors inherent in these markets.
We are in the process of expanding into international markets, which represented 5.7% of our net sales for 2009, and we anticipate increased sales from these markets. We currently maintain regional sales offices in each of the following locations: Melbourne and Sydney, Australia; Montreal, Ottawa, and Toronto, Canada; Mexico, D.F., Mexico; Hong Kong and Beijing, China; Singapore; and Bramley, United Kingdom. A number of factors inherent to these markets expose us to significantly more risk than domestic business, including:
•	local economic and market conditions;
•	exposure to unknown customs and practices;
•	potential economic or political unrest, terrorist actions, the effects of climate change, natural disasters or pandemics;
•	foreign currency exchange rate exposure;
•	unexpected changes in, or impositions of, legislative or regulatory requirements;
•	less regulation of patents or other safeguards of intellectual property; and
•	difficulties in collecting accounts receivable and local government’s inability to enforce lawful business practices.
Any of these factors, or others of which we are not currently aware, could result in increased costs of operation or loss of revenue.
We may be adversely affected by fluctuations in currency exchange rates.
Historically our sales to international customers and purchases from international suppliers have been transacted in United States currency; therefore, we have not entered into foreign currency forward contracts or other hedging instruments. As our international sales increase or as utilization of international suppliers expands, we may transact additional business in currencies other than United States currency. As a result, we will be subject to the possibility of greater effects of foreign currency exchange translation on our financial statements. Sales contract commitments and accounts receivable balances based on foreign currency expose us to potential risk of loss as the value of the United States dollar fluctuates over time. In addition, for those countries outside the United States where we have significant sales or significant purchases of supplies, devaluation in the local currency could make our products more expensive for customers to purchase or increase our operating costs, thereby adversely affecting our competitiveness. In the future, we may enter into foreign currency forward contracts or other hedging instruments to protect against reductions in value and the volatility of future cash flows caused by changes in foreign currency exchange rates. If used, the contracts and other hedging instruments will be intended to reduce, but not eliminate, the impact of foreign currency exchange rate movements; therefore, we generally would not anticipate hedging all outstanding foreign currency risk. There can be no assurance that exchange rate fluctuations in the future will not have a material adverse effect on our revenue from international sales, manufacturing costs, results of operations and financial condition.
Our success depends on our ability to reduce the selling prices of succeeding generations of our products.
Our strategy is to attempt to increase unit sales volumes and market share each year by introducing succeeding generations of products having lower selling prices and increased functionality as compared to prior generations of products. To maintain or increase our revenues and margins while continuing this strategy, we must continue, in some combination, to increase sales volumes of existing products, introduce and sell new products, or reduce our per unit costs at rates sufficient to compensate for the reduced revenue effect of continuing reductions in the average sales prices of our products. We cannot assure you that we will be able to maintain or increase revenues or margins by increasing unit sales volumes of our products, introducing and selling new products, or reducing unit costs of our products.

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
We sell a moderate volume of products directly or indirectly to competitive service providers who compete with the established ILECs. The competitive service provider market is experiencing a process of consolidation. Many of our competitive service provider customers do not have a strong financial position and have limited ability to access the public financial markets for additional funding for growth and operations. If one or more of these competitive service providers fail, we could face a loss in revenue and an increased bad debt expense, due to their inability to pay outstanding invoices, as well as the corresponding decrease in customer base and future revenue. Furthermore, significant portions of our sales to competitive service providers are made through independent distributors. The failure of one or more competitive service providers could also negatively affect the financial position of a distributor to the point that the distributor could also experience business failure and/or default on payments to us.

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
As part of our sales strategy, we are targeting system integrators (SIs), service providers (SPs), and enterprise value added resellers (VARs). In addition to specialized technical expertise, SIs, SPs and VARs typically offer sophisticated service capabilities that are frequently desired by enterprise customers. In order to expand our distribution channel to include resellers with such capabilities, we must be able to provide effective support to these resellers. If our sales, marketing or service capabilities are not sufficient to provide effective support to such SIs, SPs and VARs, our sales may be negatively affected, and current SI, SP and VAR partners may terminate their relationships with us, which would adversely impact our sales and overall results of operations.
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
We have significant investments in municipal fixed-rate bonds and municipal variable rate demand notes. Through December 31, 2009, we have not been required to impair any of these investments; however, we may experience a reduction in value or loss of liquidity in these investments, which may have an adverse effect on our results of operations, liquidity and financial condition. Fixed rate interest securities may have their fair value adversely impacted due to a rise in interest rates, while variable rate securities may produce less income than expected if interest rates fall. Our investments are subject to general credit, liquidity, market, and interest rate risks, which may be exacerbated by conditions in the financial markets and related credit liquidity issues. Consequently, our future investment income may fall short of expectation due to changes in interest rates, or we may suffer losses in principal if we are forced to sell securities that decline in fair value due to changes in interest rates.
Our long-term investments include $33.5 million of marketable equity securities. Because of the strained credit markets and deteriorating equity market conditions that continued during the first quarter of 2009, we recorded other than temporary impairment charges of $2.0 million related to our marketable equity securities, $0.4 million related to the fixed income bond fund, and $0.5 million related to the deferred compensation plan assets during the year ended December 31, 2009. At December 31, 2009, our total marketable equity securities, which included more than 375 individual securities, had net unrealized gains of $23.7 million, which includes an unrealized gain of $21.7 million related to a single security. If market conditions deteriorate in 2010, we may be required to record additional impairment charges related to our marketable equity securities.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources” in Item 7, Part II of this report and “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A, Part II of this report for more information about our investments.
Changes in our effective tax rate or assessments arising from tax audits may have an adverse impact on our results.
We are subject to taxation in various jurisdictions, both domestically and internationally, in which we conduct business. Significant judgment is required in the determination of our provision for income taxes and this determination requires the interpretation and application of complex and sometimes uncertain tax laws and regulations. Our effective tax rate may be adversely impacted by changes in the mix of earnings between jurisdictions with different statutory tax rates, in the valuation of our deferred tax assets, and by changes in tax rules and regulations. For instance, the availability and timing of lapses in the United States research and development tax credit, tax implications of the Stock Compensation Topic of the Financial Accounting Standards Board Accounting Standards Codification (FASB ASC), the accounting of uncertain tax positions and the amount of our estimated tax deduction for manufacturer’s domestic production activities under Internal Revenue Code Section 199 may add more variability to our future effective tax rates. We currently receive corporate income tax credits under a program administered by the Alabama State Industrial Development Authority in connection with revenue bonds issued to provide funding for expansion of our corporate facilities. We cannot be certain that the state of Alabama will continue to make these corporate income tax credits available; therefore, we may not realize the full benefit of these incentives, which would increase our effective tax rate. In addition, we are subject to examination of our income tax returns by the Internal Revenue Service and various other jurisdictions in which we conduct business. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse affect on our results of operations and financial condition.
Our success depends on attracting and retaining key personnel.
Our business has grown significantly since its inception. Our success is dependent in large part on the continued employment of our executive officers, including Thomas R. Stanton, our Chief Executive Officer, and other key management personnel. The unplanned departure of one or more of these individuals could adversely affect our business. In addition, for ADTRAN to continue as a successful entity we must also be able to attract and retain key engineers and technicians whose expertise helps us maintain competitive advantages. We do not have employment contracts or non-compete agreements with any of our employees. We believe that our future success will depend, in large part, upon our ability to continue to attract, retain, train, and motivate highly-skilled employees who are in great demand. Stock option grants are designed to reward employees for their long-term contributions and to provide incentives for them to remain with us. The provisions of the Stock Compensation Topic of the FASB ASC require us to record significantly increased compensation costs as compared to prior accounting rules, which may cause us to restrict the availability and amount of equity incentives provided to employees. Changes to our overall compensation program, including our stock option incentive program, may also adversely affect our ability to retain key employees. Properly managing our continued growth, avoiding the problems often resulting from such growth and expansion, and continuing to operate in the manner which has proven successful to us to date will be critical to the future success of our business.
Regulatory and potential physical impacts of climate change may affect our customers and our production operations, resulting in adverse affects on our operating results.
There is a growing political and scientific consensus that emissions of greenhouse gases continue to alter the composition of the atmosphere, affecting large-scale weather patterns and the global climate. It appears that some form of U.S. federal regulation related to greenhouse gas emissions may occur, and any such regulation could result in the creation of additional costs in the form of taxes or emission allowances. The impact of any future legislation, regulations or product specification requirements on our products and business operations is dependent on the design of the final mandate or standard, so we are unable to predict its significance at this time.
The potential physical impacts of climate change on our customers, suppliers, and on our operations are highly uncertain, and will be particular to the circumstances developing in various geographical regions. These may include changes in weather patterns (including drought and rainfall levels), water availability, storm patterns and intensities, ocean levels and temperature levels. These potential physical effects may adversely affect our revenues, costs, production and delivery schedules, and cause harm to our results of operations and financial condition.
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
Our headquarters and principal administrative, engineering and manufacturing facilities are located on an 80-acre campus in Cummings Research Park in Huntsville, Alabama. Two office buildings contain 440,000 and 600,000 square feet, respectively, and serve both our Carrier Networks and Enterprise Networks Divisions. These facilities can accommodate up to 3,000 employees. We lease a 17,800 square foot engineering facility in Phoenix, Arizona and a 13,400 square foot engineering facility in Mountain View, California that are used to develop products sold by our Carrier Networks Division.
In addition to our facilities listed above, we lease additional office space in the United States and abroad, providing sales and service support for both of our divisions. The leased offices in the United States are located in Chesterfield, MO; Kansas City, MO; Littleton, CO; and Milford, MI. We also lease one office in each of the following locations: Melbourne and Sydney, Australia; Montreal, Ottawa, and Toronto, Canada; Mexico, D.F., Mexico; Hong Kong and Beijing, China; Singapore; and Bramley, United Kingdom. These cancelable and non-cancelable leases expire at various times through 2013. For more information, see Note 10 of the Notes to Consolidated Financial Statements included in this report.
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
No matter was submitted by ADTRAN to a vote of security holders during the fiscal quarter ended December 31, 2009.

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT
Set forth below, in accordance with General Instruction G (3) of Form 10-K and Instruction 3 of Item 401(b) of Regulation S-K, is certain information regarding the executive officers of ADTRAN. Unless otherwise indicated, the information set forth is as of December 31, 2009.

Thomas R. Stanton	Age 45
2007 to present	Chief Executive Officer and Chairman of the Board
2005 – 2007	Chief Executive Officer and Director
2001 – 2005	Senior Vice President and General Manager, Carrier Networks
1999 – 2001	Vice President and General Manager, Carrier Networks
1995 – 1999	Vice President, Carrier Networks Marketing
1995	Vice President, Marketing & Engineering — Transcrypt International, Inc.
1994 – 1995	Senior Director, Marketing — E.F. Johnson Company
1993 – 1994	Director, Marketing — E.F. Johnson Company

James E. Matthews	Age 53
2007 to present	Senior Vice President — Finance, Chief Financial Officer, Treasurer, Secretary and Director
2001 – 2007	Senior Vice President — Finance, Chief Financial Officer and Treasurer
1999 – 2001	Chief Financial Officer — Home Wireless Networks, Inc.
1998 – 1999	Chief Executive Officer — Miltope Group, Inc.
1995 – 1998	Vice President, Finance and Chief Financial Officer — Miltope Group, Inc.
1992 – 1995	Controller — Hughes Training, Inc.

Michael K. Foliano	Age 49
2006 to present	Senior Vice President — Global Operations
2005 – 2006	Senior Vice President, Sales, Services and Supply Chain — Somera Communications Inc.
2004 – 2005	Senior Vice President, Global Operations — Somera Communications, Inc.
2002 – 2004	Senior Director, Global Logistics and Customer Operations — Lucent Technologies
2001 – 2002	Executive General Manager, Mobility Supply Chain — Lucent Technologies
2000 – 2001	Stanford University Sloan Fellow — Lucent Technologies
1997 – 2000	Vice President, Global Provisioning Center — Lucent Technologies
1995 – 1997	Manufacturing Operations Plant Manager — Lucent Technologies/AT&T Network Systems

Raymond R. Schansman	Age 53
2006 to present	Senior Vice President and General Manager, Enterprise Networks
2001 – 2006	Vice President, Carrier Networks Engineering
1998 – 2001	Engineering Director, Carrier Networks Systems
1996 – 1998	Engineering Manager, Enterprise Networks Systems
1989 – 1996	Program Manager — SCI Systems, Inc.
1986 – 1989	Vice President, System and Product Engineering — General Digital Industries
1983 – 1986	Senior Design Engineer — General Digital Industries

James D. Wilson, Jr.	Age 39
2006 to present	Senior Vice President and General Manager, Carrier Networks
2005 – 2006	Vice President, Product Marketing, Carrier Networks
2002 – 2005	Director, Product Management, Carrier Networks
1998 – 2002	Director, Product Management, Loop Technologies, Carrier Networks
1996 – 1998	Manager, Engineering Operations — Wyle Laboratories, Inc.
1992 – 1996	Manager, Program Development — Wyle Laboratories, Inc.

Robert A. Fredrickson	Age 59
1996 to present	Vice President — Carrier Networks Sales
1996	Vice President, Broadband Business Development — DSC Communications Corporation
1991 – 1996	Senior Director, Access Products — DSC Communications Corporation

P. Steven Locke	Age 61
2005 to present	Vice President — Service Provider Sales
2000 – 2005	Vice President, Marketing, Carrier Networks
1999 – 2000	Vice President — Sprint Local Division Sales for Lucent Technologies
1997 – 1999	Senior Director of Sales — ADTRAN, Inc.
1993 – 1997	Vice President and General Manager, Business Network Group, Sprint North Supply

Kevin W. Schneider	Age 46
2003 to present	Vice President — Chief Technology Officer
1999 – 2003	Vice President — Technology
1996 – 1999	Chief Scientist
1992 – 1996	Staff Scientist
There are no family relationships among our directors or executive officers. All officers are elected annually by, and serve at the discretion of, the Board of Directors of ADTRAN.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
ADTRAN’s common stock is traded on the NASDAQ Global Select Market under the symbol ADTN. As of February 5, 2010, ADTRAN had 273 stockholders of record and approximately 32,348 beneficial owners of shares held in street name. The following table shows the high and low closing prices per share for our common stock as reported by NASDAQ for the periods indicated.
Common Stock Prices

	High	Low
2009
First Quarter	$16.71	$13.84
Second Quarter	$21.49	$16.70
Third Quarter	$25.04	$20.74
Fourth Quarter	$25.71	$20.44
2008
First Quarter	$21.17	$17.32
Second Quarter	$25.68	$18.86
Third Quarter	$26.06	$19.04
Fourth Quarter	$19.58	$12.31
The following table shows the dividends paid in each quarter of 2009 and 2008. The Board of Directors presently anticipates that it will declare a regular quarterly dividend so long as the present tax treatment of dividends exists and adequate levels of liquidity are maintained.
Dividends per Common Share

	2009	2008

First Quarter	$0.09	$0.09
Second Quarter	$0.09	$0.09
Third Quarter	$0.09	$0.09
Fourth Quarter	$0.09	$0.09
Stock Repurchases
The following table sets forth ADTRAN’s repurchases of its common stock for the months indicated.

			Total Number of	Maximum Number
	Total		Shares Purchased as	of Shares that May
	Number of		Part of Publicly	Yet Be Purchased
	Shares	Average Price Paid	Announced Plans or	Under the Plans or
Period	Purchased	per Share	Programs (1)	Programs
October 1, 2009 – October 31, 2009	—	—	—	3,294,691
November 1, 2009 – November 30, 2009	596,115	$22.00	596,115	2,698,576
December 1, 2009 – December 31, 2009	—	—	—	2,698,576

Total	596,115	$22.00	596,115

(1)
On April 14, 2008, ADTRAN’s Board of Directors approved the repurchase of up to 5,000,000 shares of its common stock. This plan is being implemented through open market purchases from time to time as conditions warrant.

ITEM 6.	SELECTED FINANCIAL DATA

Income Statement Data (1)
(In thousands, except per share amounts)
Year Ended December 31,	2009	2008	2007	2006	2005
Sales
Carrier Networks Division	$371,349	$392,219	$358,023	$356,606	$386,051
Enterprise Networks Division	112,836	108,457	118,755	116,102	127,164

Total sales	484,185	500,676	476,778	472,708	513,215
Cost of sales	197,223	201,771	193,792	193,747	209,895

Gross profit	286,962	298,905	282,986	278,961	303,320
Selling, general, and administrative expenses	99,446	103,286	103,329	102,646	96,411
Research and development expenses	83,285	81,819	75,367	70,700	62,654

Operating income	104,231	113,800	104,290	105,615	144,255
Interest and dividend income	6,933	8,708	11,521	13,493	10,001
Interest expense	(2,430)	(2,514)	(2,502)	(2,532)	(2,535)
Net realized investment gain (loss)	(1,297)	(2,409)	498	1,379	1,712
Other income (expense), net	131	688	764	570	(59)
Life insurance proceeds	—	—	1,000	—	—

Income before provision for income taxes	107,568	118,273	115,571	118,525	153,374
Provision for income taxes	33,347	39,692	39,236	40,192	52,224

Net income	$74,221	$78,581	$76,335	$78,333	$101,150

Year Ended December 31,	2009	2008	2007	2006	2005
Weighted average shares outstanding — basic	62,459	63,549	67,848	73,451	75,775
Weighted average shares outstanding — assuming dilution (2)	63,356	64,408	69,212	75,197	77,966

Earnings per common share — basic	$1.19	$1.24	$1.13	$1.07	$1.33
Earnings per common share — assuming dilution (2)	$1.17	$1.22	$1.10	$1.04	$1.30
Dividends declared and paid per common share	$0.36	$0.36	$0.36	$0.36	$0.34

Balance Sheet Data (In thousands)
At December 31,	2009	2008	2007	2006	2005
Working capital (3)	$278,044	$212,740	$251,261	$219,636	$344,305
Total assets	$564,463	$473,615	$479,220	$539,658	$651,720
Total debt	$48,250	$48,750	$49,000	$49,500	$50,000
Stockholders’ equity	$452,515	$375,819	$378,431	$435,956	$542,171

(1)
Net income for 2009, 2008, 2007 and 2006 includes stock-based compensation expense under the Stock Compensation Topic of the Financial Accounting Standards Board Accounting Standards Codification of $6.4 million, $6.7 million, $7.1 million and $7.2 million, respectively, net of tax, related to stock option awards. See Note 2 of Notes to the Consolidated Financial Statements.

(2)	Assumes exercise of dilutive stock options calculated under the treasury method. See Notes 1 and 11 of Notes to Consolidated Financial Statements.

(3)	ADTRAN’s working capital consists of current assets less current liabilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
ADTRAN, Inc. designs, manufactures, markets and services network access solutions for communications networks. Our solutions are widely deployed by providers of telecommunications services (serviced by our Carrier Networks Division), and small and mid-sized businesses (SMBs) and enterprises (serviced by our Enterprise Networks Division), and enable voice, data, video and Internet communications across wireline and wireless networks. Many of these solutions are currently in use by every major United States service provider and many global ones, as well as by many public, private and governmental organizations worldwide.
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
Our three major product categories are Carrier Systems, Business Networking and Loop Access.
Carrier Systems products are used by communications service providers to provide last mile access in support of data, voice and video services to consumers and enterprises. The Carrier Systems category includes our broadband access products comprised of Total Access® 5000 multi-service access and aggregation platform products, Total Access 1100/1200 Series Fiber-To-The-Node (FTTN) products, and Digital Subscriber Line Access Multiplexer (DSLAM) products. Our broadband access products are used by service providers to deliver high-speed Internet access, Voice over Internet Protocol (VoIP), IP Television (IPTV), and/or Ethernet services from the central office or remote terminal locations to customer premises. The Carrier Systems category also includes our optical access products. These products consist of optical access multiplexers including our family of OPTI products. Optical access products are used to deliver higher bandwidth services, or to aggregate large numbers of low bandwidth services for transportation across fiber optic infrastructure. Total Access 1500 products, 303 concentrator products, M13 multiplexer products, and mobile backhaul products are also included in the Carrier Systems product category.
Business Networking products provide access to telecommunication services, facilitating the delivery of converged services and Unified Communications to the SMB and Enterprise markets. The Business Networking category includes Internetworking products, Optical Network Terminals (ONTs), and Integrated Access Devices (IADs). Internetworking products consist of our Total Access IP Business Gateways and NetVanta product lines. NetVanta products include multi-service routers, managed Ethernet switches, IP Private Branch Exchange (PBX) products, IP phone products, Unified Communications solutions, and Carrier Ethernet Network Terminating Equipment.
Loop Access products are used by carrier and enterprise customers for access to copper-based telecommunications networks. The Loop Access category includes products such as: Digital Data Service (DDS) and Integrated Services Digital Network (Total Reach) products, High bit-rate Digital Subscriber Line (HDSL) products including Total Access 3000 HDSL and Time Division Multiplexed-Symmetrical HDSL (TDM-SHDSL) products, T1/E1/T3, Channel Service Units/Data Service Units, and TRACER fixed wireless products.
In addition, we identify sub-categories of product revenues, which we divide into growth products, representing our primary growth areas, and traditional products. Our growth products consist of Broadband Access and Optical Access products (included in Carrier Systems) and Internetworking products (included in Business Networking) and our traditional products include HDSL products (included in Loop Access) and other products. Many of our customers are migrating their networks to deliver higher bandwidth services by utilizing newer technologies. We believe that products in our primary growth areas position us well for this migration. We anticipate that revenues of many of our traditional products, including HDSL, although declining, may continue for years because of the time required for our customers to transition to newer technologies.
Sales were $484.2 million in 2009 compared to $500.7 million in 2008 and $476.8 million in 2007. Sales increased in each of our primary growth areas, Broadband Access, Optical Access and Internetworking. Total sales of products in these three growth areas increased 13.5% in 2009 compared to 2008 and 23.0% in 2008 compared to 2007. Our gross profit margin decreased in 2009 to 59.3% from 59.7% in 2008 and 59.4% in 2007, and our operating income margin decreased to 21.5% in 2009 compared to 22.7% in 2008 and 21.9% in 2007. Net income was $74.2 million in 2009 compared to $78.6 million in 2008 and $76.3 million in 2007. Earnings per share, assuming dilution, were $1.17 in 2009 compared to $1.22 in 2008 and $1.10 in 2007. Earnings per share in 2009, 2008 and 2007 reflect the repurchase of 0.8 million, 3.1 million and 5.8 million shares of our stock, respectively.

Our operating results have fluctuated on a quarterly basis in the past, and may vary significantly in future periods due to a number of factors. We normally operate with very little order backlog. A majority of our sales in each quarter result from customer orders received in that quarter under agreements containing non-binding purchase commitments. Many of our customers require prompt delivery of products. This results in a limited backlog of orders and requires us to maintain sufficient inventory levels to satisfy anticipated customer demand. If near-term demand for our products declines, or if potential sales in any quarter do not occur as anticipated, our financial results could be adversely affected. Operating expenses are relatively fixed in the short term; therefore, a shortfall in quarterly revenues could significantly impact our financial results in a given quarter.
Our operating results may also fluctuate as a result of a number of other factors, including a decline in general economic and market conditions, increased competition, customer order patterns, changes in product mix, timing differences between price decreases and product cost reductions, product warranty returns, expediting costs and announcements of new products by us or our competitors. Additionally, maintaining sufficient inventory levels to assure prompt delivery of our products increases the amount of inventory that may become obsolete and increases the risk that the obsolescence of this inventory may have an adverse effect on our business and operating results. Also, not maintaining sufficient inventory levels to assure prompt delivery of our products may cause us to incur expediting costs to meet customer delivery requirements, which may negatively impact our operating results in a given quarter.
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
•
We review customer contracts to determine if all of the requirements for revenue recognition have been met prior to recording revenues from sales transactions. We generally record sales revenue upon shipment of our products, net of any rebates or discounts, since: (i) we generally do not have significant post-delivery obligations, (ii) the product price is fixed or determinable, (iii) collection of the resulting receivable is probable, and (iv) product returns are reasonably estimable. We generally ship products upon receipt of a purchase order from a customer. We evaluate shipping terms and we record revenue on products shipped in accordance with the terms of each respective contract where applicable, or under our standard shipping terms for purchase orders accepted without a contract, generally FOB shipping point. In the case of consigned inventory, revenue is recognized when the customer assumes ownership of the product. When contracts contain multiple elements, contract interpretation is sometimes required to determine the appropriate accounting, including whether the deliverables specified in a multiple element contract should be treated as separate units of accounting for revenue recognition purposes, and, if so, how the price should be allocated among the elements and when to recognize revenue for each element. We record revenue associated with installation services when the installation and all contractual obligations are complete. When contracts include both installation and product sales, the installation is considered as a separate deliverable item. Either the purchaser, ADTRAN, or a third party can perform installation of our products. Revenues related to maintenance services are recognized on a straight line basis over the contract term.

•
Sales returns are accrued based on historical sales return experience, which we believe provides a reasonable estimate of future returns. A significant portion of Enterprise Networks products are sold in the United States through a non-exclusive distribution network of major technology distributors. These organizations then distribute to an extensive network of value-added resellers and system integrators. Value-added resellers and system integrators may be affiliated with us as a channel partner, or they may purchase from the distributor on an unaffiliated basis. Additionally, with certain limitations, our distributors may return unused and unopened product for stock-balancing purposes when these returns are accompanied by offsetting orders for products of equal or greater value.

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
Prior to issuing payment terms to a new customer, we perform a detailed credit review of the customer. Credit limits and payment terms are established for each new customer based on the results of this credit review. Collection experience is reviewed periodically in order to determine if the customer’s payment terms and credit limits need to be revised. We maintain allowances for doubtful accounts for losses resulting from the inability of our customers to make required payments. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, we may be required to make additional allowances. If circumstances change with regard to individual receivable balances that have previously been determined to be uncollectible (and for which a specific reserve has been established), a reduction in our allowance for doubtful accounts may be required. Our allowance for doubtful accounts was $0.1 million at December 31, 2009 and $38 thousand at December 31, 2008.
•
We carry our inventory at the lower of cost or market, with cost being determined using the first-in, first-out method. We use standard costs for material, labor, and manufacturing overhead to value our inventory. Our standard costs are updated on at least a quarterly basis and any variances are expensed in the current period; therefore, our inventory costs approximate actual costs at the end of each reporting period. We write down our inventory for estimated obsolescence or unmarketable inventory by an amount equal to the difference between the cost of inventory and the estimated fair value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, we may be required to make additional inventory write-downs. Our reserve for excess and obsolete inventory was $7.8 million and $7.7 million at December 31, 2009 and 2008, respectively. Inventory write-downs charged to the reserve were $1.7 million, $1.0 million and $1.6 million for the years ended December 31, 2009, 2008 and 2007, respectively.

•
The objective of our short-term investment policy is to preserve principal and maintain adequate liquidity with appropriate diversification, while emphasizing market returns. The objective of our long-term investment policy is principal preservation and total return; that is, the aggregate return from capital appreciation, dividend income, and interest income. These objectives are achieved through investments with appropriate diversification in fixed and variable rate income securities, public equity, and private equity portfolios. We have experienced significant volatility in the market prices of our publicly traded equity investments. These investments are recorded on the consolidated balance sheets at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income, net of tax. The ultimate realized value on these equity investments is subject to market price volatility.

In accordance with the Fair Value Measurements and Disclosures Topic of the FASB ASC, we have categorized our cash equivalents held in money market funds and our investments held at fair value into a three-level fair value hierarchy based on the priority of the inputs to the valuation technique for the cash equivalents and investments as follows: Level 1 — Values based on unadjusted quoted prices for identical assets or liabilities in an active market; Level 2 — Values based on quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability; Level 3 — Values based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs include information supplied by investees. At December 31, 2009, we categorized $246.1 million and $38.1 million of our available-for-sale investments as Level 2 and Level 1, respectively, and $18.4 million of our cash equivalents as Level 1.

We review our investment portfolio for potential “other-than-temporary” declines in value on an individual investment basis. We assess, on a quarterly basis, significant declines in value which may be considered other-than-temporary and, if necessary, recognize and record the appropriate charge to write-down the carrying value of such investments. In making this assessment, we take into consideration qualitative and quantitative information, including but not limited to the following: the magnitude and duration of historical declines in market prices, credit rating activity, assessments of liquidity, public filings, and statements made by the issuer. We generally begin our identification of potential other-than-temporary impairments by reviewing any security with a fair value that has declined from its original or adjusted cost basis by 25% or more for six or more consecutive months. We then evaluate the individual security based on the previously identified factors to determine the amount of the write-down, if any. As a result of our review, we did not record any other-than-temporary impairment charge during the fourth quarter of 2009. For the years ended December 31, 2009, 2008 and 2007, we recorded charges of $2.9 million, $2.4 million and $0.1 million, respectively, related to the other-than-temporary impairment of certain publicly traded equity securities, a fixed income bond fund, and deferred compensation assets. Actual losses, if any, could ultimately differ from these estimates. Future adverse changes in market conditions or poor operating results of underlying investments could result in additional losses that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future. See Note 3 of Notes to the Consolidated Financial Statements in this report for more information about our investments.

We also invest in privately held entities and private equity funds and record these investments at cost. We review these investments periodically in order to determine if circumstances (both financial and non-financial) exist that indicate that we will not recover our initial investment. Impairment charges are recorded on investments having a cost basis that is greater than the value that we would reasonably expect to receive in an arm’s length sale of the investment. We have not been required to record any impairment losses relating to these investments in 2009, 2008 or 2007.

•
For purposes of determining the estimated fair value of our stock option awards on the date of grant under the Stock Compensation Topic of the FASB ASC, we use the Black-Scholes Model. This model requires the input of certain assumptions that require subjective judgment. These assumptions include, but are not limited to, expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. Because our stock option awards have characteristics significantly different from those of traded options, and because changes in the input assumptions can materially affect the fair value estimate, the existing model may not provide a reliable single measure of the fair value of our stock option awards. For purposes of determining the estimated fair value of our performance-based restricted stock unit awards on the date of grant, we use the Monte Carlo Simulation valuation method. The restricted stock units are subject to a market condition based on the relative total shareholder return of ADTRAN against a peer group of companies and vest at the end of a three-year performance period. Management will continue to assess the assumptions and methodologies used to calculate the estimated fair value of stock-based compensation. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies and thereby materially impact our fair value determination. If factors change and we use different assumptions in the application of the Stock Compensation Topic of the FASB ASC in future periods, the compensation expense that we record may differ significantly from what we have recorded in the current period.

•
We estimate our income tax provision or benefit in each of the jurisdictions in which we operate, including estimating exposures related to examinations by taxing authorities. We also make judgments regarding the realization of deferred tax assets, and establish reserves where we believe it is more likely than not that future taxable income in certain jurisdictions will be insufficient to realize these deferred tax assets in accordance with the Income Taxes Topic of the FASB ASC. Our estimates regarding future taxable income and income tax provision or benefit may vary due to changes in market conditions, changes in tax laws, or other factors. If our assumptions, and consequently our estimates, change in the future, the valuation allowances we have established may be increased or decreased, impacting future income tax expense. For 2009 and 2008 respectively, the valuation allowance was $5.3 million and $1.6 million. As of December 31, 2009, we have state research tax credit carry-forwards of $1.8 million, which will expire between 2015 and 2024. These carry-forwards were caused by tax credits in excess of our annual tax liabilities to an individual state where we no longer generate sufficient state income. In addition, as of December 31, 2009, we have net operating loss carry-forwards of $3.8 million which will expire between 2014 and 2029. These carry-forwards are the result of a foreign acquisition in 2009. The acquired net operating losses are in excess of the amount of estimated earnings. In accordance with the Income Taxes Topic of the FASB ASC, we believe it is more likely than not that we will not realize the benefits of our deferred tax asset arising from these credits and net operating losses, and accordingly, have provided a valuation allowance against them. This valuation allowance is included in non-current deferred tax liabilities in the accompanying balance sheets.

•
Our products generally include warranties of one to ten years for product defects. We accrue for warranty returns at the time revenue is recognized based on our estimate of the cost to repair or replace the defective products. We engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers. Our products continue to become more complex in both size and functionality as many of our product offerings migrate from line card applications to systems products. The increasing complexity of our products will cause warranty incidences, when they arise, to be more costly. Our estimates regarding future warranty obligations may change due to product failure rates, material usage, and other rework costs incurred in correcting a product failure. In addition, from time to time, specific warranty accruals may be recorded if unforeseen problems arise. Should our actual experience relative to these factors be worse than our estimates, we will be required to record additional warranty expense. Alternatively, if we provide for more reserves than we require, we will reverse a portion of such provisions in future periods. The liability for warranty returns totaled $2.8 million at December 31, 2009 and 2008, respectively. These liabilities are included in accrued expenses in the accompanying consolidated balance sheets.

Results of Operations
The following table presents selected financial information derived from our consolidated statements of income expressed as a percentage of sales for the years indicated.

Year Ended December 31,	2009	2008	2007
Sales
Carrier Networks Division	76.7%	78.3%	75.1%
Enterprise Networks Division	23.3	21.7	24.9

Total sales	100.0%	100.0%	100.0%
Cost of sales	40.7	40.3	40.6

Gross profit	59.3	59.7	59.4
Selling, general and administrative expenses	20.5	20.6	21.7
Research and development expenses	17.2	16.4	15.8

Operating income	21.6	22.7	21.9
Interest and dividend income	1.4	1.7	2.4
Interest expense	(0.5)	(0.5)	(0.5)
Net realized investment gain (loss)	(0.3)	(0.5)	0.1
Other income, net	—	0.2	0.1
Life insurance proceeds	—	—	0.2

Income before provision for income taxes	22.2	23.6	24.2
Provision for income taxes	6.9	7.9	8.2

Net income	15.3%	15.7%	16.0%

2009 Compared to 2008
Sales
ADTRAN’s sales decreased 3.3% from $500.7 million in 2008 to $484.2 million in 2009. This decrease in sales is primarily attributable to a $46.6 million decrease in sales of HDSL and other traditional products, partially offset by a $9.1 million increase in sales of our Broadband Access products, a $6.8 million increase in sales of our Optical Access products, and a $14.2 million increase in sales of our Internetworking products.
Carrier Networks sales decreased 5.3% from $392.2 million in 2008 to $371.3 million in 2009. The decrease is primarily attributable to decreases in HDSL, DDS, and other traditional TDM products sales, partially offset by an increase in Broadband Access and Optical Access product sales.
Enterprise Networks sales increased 4.0% from $108.5 million in 2008 to $112.8 million in 2009. The increase is primarily attributable to an increase in sales of Internetworking products, partially offset by declines in sales of traditional IAD products, and Enterprise T1 products. Internetworking product sales were 67.4% of Enterprise Network sales in 2009 compared with 58.3% in 2008. Traditional products primarily comprise the remainder of Enterprise Networks sales. Enterprise Networks sales as a percentage of total sales increased from 21.7% in 2008 to 23.3% in 2009.
International sales, which are included in the Carrier Networks and Enterprise Networks amounts discussed above, decreased 7.7% from $30.1 million in 2008 to $27.8 million in 2009. International sales, as a percentage of total sales, decreased from 6.0% in 2008 to 5.7% in 2009. International sales in 2009 decreased primarily due to a decline in macroeconomic conditions.
Carrier Systems product sales increased $9.5 million in 2009 compared to 2008 primarily due to a $9.1 million increase in Broadband Access product sales and a $6.8 million increase in Optical Access product sales. These increases were primarily attributable to increased shipments of our Total Access® 5000 products, our OPTI family of products and continuing deployments of FTTN products, resulting from market share gains across all major market segments. Partially offsetting these increases were decreases in TDM and other traditional product sales as customers shifted emphasis to newer technologies. Many of these newer technologies are integral to our Broadband Access and Optical Access product areas.
Business Networking product sales increased $10.9 million in 2009 compared to 2008 due to a $14.2 million increase in Internetworking product sales, primarily as a result of market share gains in SMB and distributed enterprise applications. Partially offsetting this increase in Internetworking product sales was a decline in sales of traditional IAD products as customers shifted emphasis to newer technologies. Many of these newer technologies are integral to our Internetworking product area.

Loop Access product sales decreased $36.9 million in 2009 compared to 2008 primarily due to declines in HDSL, Enterprise T1, and DDS product sales.
Cost of Sales
Cost of sales increased from 40.3% of sales in 2008 to 40.7% of sales in 2009. The increase in cost of sales as a percentage of sales is primarily related to costs incurred to expedite delivery of materials and costs related to a new product release, which were partially offset by cost reductions generated through improved manufacturing efficiencies.
Carrier Networks cost of sales increased from 39.8% of sales in 2008 to 40.8% of sales in 2009. The increase was primarily related to costs incurred to expedite delivery of materials and costs related to a new product release.
Enterprise Networks cost of sales decreased from 42.2% of sales in 2008 to 40.4% of sales in 2009. The decrease was primarily related to lower freight costs and other cost reductions generated through improved manufacturing efficiencies.
An important part of our strategy is to reduce the product cost of each succeeding product generation and then to lower the product’s price based on the cost savings achieved. This may cause variations in our gross profit percentage due to timing differences between the recognition of cost reductions and the lowering of product selling prices.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses decreased 3.7% from $103.3 million, or 20.6% of sales in 2008, to $99.4 million, or 20.5% of sales in 2009. Selling, general, and administrative expenses include personnel costs for administration, finance, information systems, human resources, sales and marketing, and general management, as well as rent, utilities, legal and accounting expenses, bad debt expense, advertising, promotional material, trade show expenses, and related travel costs. The decrease in selling, general, and administrative expenses was primarily related to a reduction in discretionary expenditures including temporary labor, travel, and various promotional expenses.
Selling, general and administrative expenses as a percent of sales will generally fluctuate whenever there is significant fluctuation in revenues for the periods being compared.
Research and Development Expenses
Research and development expenses increased 1.8% from $81.8 million, or 16.3% of sales, in 2008 to $83.3 million, or 17.2% of sales, in 2009. The increase in research and development expenses was a result of increased staffing, engineering and testing expense primarily related to customer specific product development activities as well as costs related to product approvals, primarily for one or more of the top three U.S. carriers. Research and development expenses as a percentage of sales will fluctuate whenever there are incremental product development activities or a significant fluctuation in revenues for the periods being compared.
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
Interest and Dividend Income
Interest and dividend income decreased 20.4% from $8.7 million in 2008 to $6.9 million in 2009. This decrease was the result of a 39.6% reduction in the average rate of return on our investments due to lower interest rates.
Interest Expense
Interest expense decreased from $2.5 million in 2008 to $2.4 million in 2009. The decrease was due to a lower principal balance in 2009 as compared to 2008. See “Liquidity and Capital Resources” below for additional information.

Net Realized Investment Gain (Loss)
Net realized investment gain (loss) changed from a $2.4 million loss in 2008 to a $1.3 million loss in 2009. The change is a result of fewer other-than-temporary impairments of certain securities in our equity portfolio during 2009 as compared to 2008 and the sales of certain securities for a gain. See “Investing Activities” in “Liquidity and Capital Resources” below for additional information.
Other Income, net
Other income, net, comprised primarily of miscellaneous income, gains and losses on foreign currency transactions, investment account management fees, and gains or losses on the disposal of property, plant, and equipment occurring in the normal course of business, decreased from $0.7 million in 2008 to $0.1 million in 2009.
Income Taxes
Our effective tax rate decreased from 33.6% in 2008 to 31.0% in 2009, primarily due to increased benefits relating to the deduction for manufacturer’s domestic production activities under Internal Revenue Code Section 199 and an increase in our federal research and development credits, partially offset by an increase in state income tax expense.
Net Income
As a result of the above factors, net income decreased from $78.6 million in 2008 to $74.2 million in 2009. As a percentage of sales, net income decreased from 15.7% in 2008 to 15.3% in 2009.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $103.3 million in 2008 and 2007, and represented 20.6% of sales for 2008 and 21.7% of sales for 2007. Selling, general and administrative expenses include personnel costs for administration, finance, information systems, human resources, sales and marketing, and general management, as well as rent, utilities, legal and accounting expenses, bad debt expense, advertising, promotional material, trade show expenses, and related travel costs.
Selling, general and administrative expenses as a percent of sales will generally fluctuate whenever there is significant fluctuation in revenues for the periods being compared.
Research and Development Expenses
Research and development expenses increased 8.5% from $75.4 million, or 15.8% as a percentage of sales, in 2007 to $81.8 million, or 16.3% as a percentage of sales, in 2008. The increase in research and development expenses primarily reflects increased staffing expense related to customer specific product development activities, as well as costs related to product approvals, primarily for one or more of the top three U.S. carriers. Research and development expenses as a percentage of sales will fluctuate whenever there is a significant fluctuation in revenues for the periods being compared.
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
Interest and Dividend Income
Interest and dividend income decreased 24.3% from $11.5 million in 2007 to $8.7 million in 2008. This decrease is due to a 14% reduction in our average investment balances in 2008 as compared to 2007, primarily as a result of our share repurchase activity, and a 25% reduction in the average rate of return on these investments, due to lower interest rates.
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

Other Income, net
Other income, net, comprised primarily of miscellaneous income, gains and losses on foreign currency transactions, investment account management fees, gains or losses on the disposal of property, plant, and equipment occurring in the normal course of business, decreased from $0.8 million in 2007 to $0.7 million in 2008.
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
Liquidity and Capital Resources
Liquidity
At December 31, 2009, cash on hand was $24.1 million and short-term investments were $172.5 million, which placed our short-term liquidity at $196.6 million. At December 31, 2008, our cash on hand of $41.9 million and short-term investments of $96.3 million placed our short-term liquidity at $138.2 million. The increase in liquidity from 2008 to 2009 is primarily the result of positive cash flow generated from operating activities and the purchase of fewer shares of our common stock in the first three quarters of 2009 due to the uncertainty in the economy during that period. Purchases of our common stock totaled $15.9 million in 2009 compared to $63.6 million in 2008.
Operating Activities
Our working capital, which consists of current assets less current liabilities, increased 30.7% from $212.7 million as of December 31, 2008 to $278.0 million as of December 31, 2009. The quick ratio, defined as cash, cash equivalents, short-term investments, and net accounts receivable, divided by current liabilities, increased from 4.76 as of December 31, 2008 to 5.54 as of December 31, 2009. The current ratio, defined as current assets divided by current liabilities, increased from 6.30 as of December 31, 2008 to 6.82 as of December 31, 2009. Our working capital, the quick ratio, and the current ratio increased from 2008 to 2009 mainly due to a $76.2 million increase in short-term investments as we generated positive cash flow from operations while purchasing fewer shares of our common stock in 2009.
Net accounts receivable increased 29.0% from $52.7 million at December 31, 2008 to $68.0 million at December 31, 2009. Our allowance for doubtful accounts increased from $38 thousand at December 31, 2008 to $0.1 million at December 31, 2009. Quarterly accounts receivable days sales outstanding (DSO) increased from 43 days as of December 31, 2008 to 50 days as of December 31, 2009. Net accounts receivable and DSO increased for the year ended December 31, 2009 primarily due to the timing of shipments during the fourth quarter of 2009.
Quarterly inventory turnover increased from 3.8 turns as of December 31, 2008 to 4.5 turns as of December 31, 2009. Inventory decreased 3.7% from December 31, 2008 to December 31, 2009. We expect inventory levels to fluctuate as we attempt to maintain sufficient inventory to ensure competitive lead times while managing the risk of inventory obsolescence that may occur due to rapidly changing technology and customer demand.
Accounts payable increased 26.9% from $20.3 million at December 31, 2008 to $25.8 million at December 31, 2009. Generally, the change in accounts payable is due to variations in the timing of the receipt of supplies, inventory and services and our subsequent payments for these purchases.

Investing Activities
Capital expenditures totaled approximately $8.7 million, $9.5 million and $6.5 million for the years ended December 31, 2009, 2008 and 2007, respectively. These expenditures were primarily used to purchase computer hardware, software and manufacturing and test equipment.
Our combined short-term and long-term investments increased $97.1 million from $237.5 million at December 31, 2008 to $334.6 million at December 31, 2009. This increase reflects the impact of net funds available for investment provided by our operating activities, reduced by our cash needs for equipment acquisitions, stock repurchases and dividends, as well as net realized and unrealized losses and amortization of net premiums on our combined investments.
We invest all available cash not required for immediate use in operations primarily in securities that we believe bear minimal risk of loss. At December 31, 2009, these investments included municipal variable rate demand notes of $84.4 million, municipal fixed-rate bonds of $141.3 million and corporate bonds guaranteed by the FDIC of $20.4 million. At December 31, 2008, these investments included municipal variable rate demand notes of $52.6 million, municipal fixed-rate bonds of $116.9 million and a government agency security of $2.0 million.
Our municipal variable rate demand notes are classified as available-for-sale short-term investments. At December 31, 2009, 98% had a credit rating of VMIG-1 or A-1+ with the remaining 2% rated A-1 and all contained put options of seven days. Thus, despite the long-term nature of their stated contractual maturities, we believe that we have the ability to quickly liquidate these securities. Our investments in these securities are recorded at fair value, and the interest rates reset every seven days. We have the ability to sell our variable rate demand notes to the remarketing agent, tender agent, or issuer at par value plus accrued interest in the event we decide to liquidate our investment in a particular variable rate demand note. Approximately 22% of our variable rate demand notes are supported by letters of credit from banks that we believe to be in good financial condition. The remaining 78% of our variable rate demand notes are supported by standby purchase agreements. As a result of all of these factors, we had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from these investments at December 31, 2009. All income generated from these investments was recorded as interest income. We have not been required to record any losses relating to municipal variable rate demand notes or auction rate securities, and we have held no auction rate securities since February 7, 2008.
At December 31, 2009, approximately 49% of our municipal fixed-rate bond portfolio had a credit rating of AAA, 45% had a credit rating of AA, and the remaining 6% had a credit rating of A. These bonds are classified as available-for-sale investments and had an average duration of 1.04 years at December 31, 2009. Because our bond portfolio has a high quality rating and contractual maturities of a short duration, we are able to obtain prices for these bonds derived from observable market inputs, or for similar securities traded in an active market, on a daily basis.
Our long-term investments increased 15% from $141.2 million at December 31, 2008 to $162.2 million at December 31, 2009. Municipal fixed-rate bonds classified as long-term investments decreased $22.1 million from $75.3 million at December 31, 2008 to $53.2 million at December 31, 2009. The primary reason for the decrease in our long-term municipal fixed rate bonds was the investment in corporate bonds to increase the yield of our long-term portfolio. Long-term investments at December 31, 2009 and 2008 include an investment in a certificate of deposit of $48.3 million and $48.8 million, respectively, which serves as collateral for our revenue bonds, as discussed below. Long-term investments at December 31, 2009 also include $20.4 million of FDIC guaranteed corporate bonds. All of our corporate bond investments had a credit rating of AAA at December 31, 2009. We have various equity investments included in long-term investments at a cost of $9.8 million and $12.0 million, and with a fair value of $33.5 million and $11.6 million, at December 31, 2009 and 2008, respectively. Included in our marketable equity securities is a single equity security, of which we held 2.1 million shares and 2.5 million shares, carried at $22.4 million and $2.5 million of fair value, at December 31, 2009 and 2008, respectively. The single security traded approximately 395 thousand shares per day in 2009, in an active market on a European stock exchange. This single security carried $21.7 million and $1.6 million of the gross unrealized gains included in the fair value of our marketable securities at December 31, 2009 and 2008, respectively. The remaining $2.2 million of gross unrealized gains and $0.2 million in gross unrealized losses at December 31, 2009 were spread amongst more than 375 equity securities. Long-term investments at December 31, 2009 and 2008 also included $3.4 million and $2.5 million, respectively, related to our deferred compensation plan; $2.2 million of other investments carried at cost, consisting of interests in two private equity funds and an investment in a privately held telecommunications equipment manufacturer; and $1.2 million and $0.9 million, respectively, of a fixed income bond fund. This bond fund had unrealized gains of $0.3 million and unrealized losses $0.4 million at December 31, 2009 and 2008, respectively.

We review our investment portfolio for potential “other-than-temporary” declines in value on an individual investment basis. We assess, on a quarterly basis, significant declines in value which may be considered other-than-temporary and, if necessary, recognize and record the appropriate charge to write-down the carrying value of such investments. In making this assessment, we take into consideration qualitative and quantitative information, including but not limited to the following: the magnitude and duration of historical declines in market prices, credit rating activity, assessments of liquidity, public filings, and statements made by the issuer. We generally begin our identification of potential other-than-temporary impairments by reviewing any security with a fair value that has declined from its original or adjusted cost basis by 25% or more for six or more consecutive months. We then evaluate the individual security based on the previously identified factors to determine the amount of the write-down, if any. As a result of our review, we did not record any other-than-temporary impairment charge during the fourth quarter of December 31, 2009. For the years ended December 31, 2009, 2008 and 2007 we recorded charges of $2.9 million, $2.4 million and $0.1 million, respectively, related to the other-than-temporary impairment of certain publicly traded equity securities, a fixed income bond fund, and deferred compensation assets.
On September 15, 2009, we acquired all of the outstanding stock of Objectworld Communications Corporation (Objectworld), a provider of unified communication solutions. The purpose of this acquisition was to acquire unified communications technologies. These technologies have been integrated into our NetVanta® product line. The purchase price was approximately $1.5 million in cash subject to certain post closing adjustments, and was allocated to the individual assets and liabilities acquired. There was no goodwill determined in the final purchase price allocation. Objectworld’s financial statements have been included in our consolidated statements of income and cash flows from the date of the acquisition to December 31, 2009 and our consolidated balance sheet dated December 31, 2009.
Financing Activities
Fifty million dollars of the expansion of Phase III of our corporate headquarters was approved for participation in an incentive program offered by the Alabama State Industrial Development Authority (the Authority). Pursuant to the program, on January 13, 1995, the Authority issued $20.0 million of its taxable revenue bonds and loaned the proceeds from the sale of the bonds to ADTRAN. The bonds were originally purchased by AmSouth Bank of Alabama, Birmingham, Alabama (the Bank). Wachovia Bank, N.A., Nashville, Tennessee (formerly First Union National Bank of Tennessee, Nashville, Tennessee) (the Bondholder), which was acquired by Wells Fargo & Company on December 31, 2008, purchased the original bonds from the Bank and made further advances to the Authority, bringing the total amount outstanding to $50.0 million. The incentive program enables participating companies to generate Alabama corporate income tax credits that can be used to reduce the amount of Alabama corporate income taxes that would otherwise be payable, in exchange for investing capital and creating jobs in Alabama. We cannot be certain that the state of Alabama will continue to make these corporate income tax credits available; therefore, we may not realize the full benefit of these incentives. Through December 31, 2009, the Authority had issued $50.0 million of its taxable revenue bonds pursuant to the incentive program and loaned the proceeds from the sale of the bonds to ADTRAN. We are required to make payments to the Authority in the amounts necessary to pay the principal of, and interest on, the Authority’s Taxable Revenue Bond, Series 1995, as amended, currently outstanding in the aggregate principal amount of $48.3 million. The bond matures on January 1, 2020, and bears interest at the rate of 5% per annum. Included in long-term investments at December 31, 2009 is $48.3 million of restricted funds, which is a collateral deposit against the principal amount of this bond. We have the right to set-off the balance of the Bond with the collateral deposit in order to reduce the balance of the indebtedness. In conjunction with this program, we are eligible to receive certain economic incentives from the state of Alabama that reduce the amount of payroll withholdings that we are required to remit to the state for those employment positions that qualify under the program.
Due to continued positive cash flow from operating activities, we made a business decision to begin an early partial redemption of the Bond. It is our intent to make annual principal payments in addition to the interest amounts that are due. In connection with this decision, $0.5 million of the bond debt has been reclassified to a current liability in the Consolidated Balance Sheets at December 31, 2009 and 2008.
The following table shows dividends paid in each quarter of 2009, 2008 and 2007. During 2009, 2008 and 2007, ADTRAN paid dividends totaling $22.5 million, $22.9 million and $24.6 million, respectively. The Board of Directors presently anticipates that it will declare a regular quarterly dividend so long as the present tax treatment of dividends exists and adequate levels of liquidity are maintained.
Dividends per Common Share

	2009	2008	2007

First Quarter	$0.09	$0.09	$0.09
Second Quarter	$0.09	$0.09	$0.09
Third Quarter	$0.09	$0.09	$0.09
Fourth Quarter	$0.09	$0.09	$0.09

Stock Repurchase Program
Since 1997, our Board of Directors has approved multiple share repurchase programs that have authorized open market repurchase transactions. As of December 31, 2009, the Board of Directors has authorized cumulative repurchases of up to 30 million shares of our common stock. We currently have the authority to purchase an additional 2.7 million shares of our common stock under the plan approved by the Board of Directors on April 14, 2008. For the years 2009, 2008 and 2007, we repurchased 0.8 million shares, 3.1 million shares and 5.8 million shares, respectively, for a cost of $15.9 million, $63.6 million and $138.6 million, respectively, at an average price of $21.05, $20.65 and $24.08 per share, respectively.
To accommodate employee stock option exercises, we issued 0.9 million shares of treasury stock for $13.5 million during the year ended December 31, 2009, 0.3 million shares of treasury stock for $3.7 million during the year ended December 31, 2008, and 1.2 million shares of treasury stock for $15.3 million during the year ended December 31, 2007.
Off-Balance Sheet Arrangements and Contractual Obligations
We have various contractual obligations and commercial commitments. The following table sets forth, in millions, the annual payments we are required to make under contractual cash obligations and other commercial commitments at December 31, 2009.
Contractual Obligations

(In millions)	Total	2010	2011	2012	2013	After 2013
Long-term debt	$48.3	$—	$—	$—	$—	$48.3
Interest on long-term debt	24.1	2.4	2.4	2.4	2.4	14.5
Investment commitments	0.5	0.2	—	0.3	—	—
Operating lease obligations	2.3	1.3	0.7	0.3	—	—
Purchase obligations	44.1	43.0	0.9	0.2	—	—

Totals	$119.3	$46.9	$4.0	$3.2	$2.4	$62.8

We are required to make payments necessary to pay the interest on the Taxable Revenue Bond, Series 1995, as amended, currently outstanding in the aggregate principal amount of $48.3 million. The bond matures on January 1, 2020, and bears interest at the rate of 5% per annum. Included in long-term investments are $48.3 million of restricted funds, which is a collateral deposit against the principal amount of this bond.
We have committed to invest up to an aggregate of $7.9 million in two private equity funds, and we have contributed $7.9 million as of December 31, 2009, of which $7.4 million has been applied to these commitments. See Note 3 of Notes to Consolidated Financial Statements for additional information.
We also have obligations related to uncertain income tax positions that have not been included in the table above due to the uncertainty of when the related expense will be recognized. See Note 7 of Notes to Consolidated Financial Statements for additional information.
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
We intend to finance our operations with cash flow from operations. We have used, and expect to continue to use, the cash generated from operations for working capital, purchases of treasury stock, dividend payments, and other general corporate purposes, including (i) product development activities to enhance our existing products and develop new products and (ii) expansion of sales and marketing activities. We believe our cash and cash equivalents, investments and cash generated from operations to be adequate to meet our operating and capital needs.
Effect of Recent Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board (FASB) issued Update No. 2010-06, which amends the Fair Value Measurements and Disclosures topic of the FASB Accounting Standards Codification (Codification). The amendments in this update require new disclosures about transfers in and out of Levels 1 and 2 fair value measurements and the activity in Level 3 fair value measurements and, in addition, clarify existing disclosures required for levels of disaggregation and inputs and valuation techniques. These amendments will be effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about activity in Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We plan to adopt this amendment and provide any additional disclosures required for the period ending March 31, 2010.

In October 2009, the FASB issued Update No. 2009-13, which amends the Revenue Recognition topic of the Codification. This update provides amendments to the criteria in Subtopic 605-25 of the Codification for separating consideration in multiple-deliverable arrangements. As a result of those amendments, multiple-deliverable arrangements will be separated in more circumstances than under existing U.S. GAAP. The amendments establish a selling price hierarchy for determining the selling price of a deliverable and will replace the term fair value in the revenue allocation guidance with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. The amendments will also eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and will require that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. These amendments will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We do not expect the adoption of this amendment will have a material impact on our consolidated results of operations or financial condition.
In October 2009, the FASB issued Update No. 2009-14, which amends the Software topic of the Codification. The amendments in this update change the accounting model for revenue arrangements that include both tangible products and software elements. Tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality is no longer within the scope of the software revenue guidance in Subtopic 985-605 of the Codification. In addition, the amendments in this update require that hardware components of a tangible product containing software components always be excluded from the software revenue guidance. In that regard, the amendments provide additional guidance on how to determine which software, if any, relating to the tangible product also would be excluded from the scope of the software revenue guidance. The amendments also provide guidance on how a vendor should allocate arrangement consideration to deliverables in an arrangement that includes both tangible products and software. The amendments also provide further guidance on how to allocate arrangement consideration when an arrangement includes deliverables both included and excluded from the scope of the software revenue guidance. These amendments will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We do not expect the adoption of this amendment will have a material impact on our consolidated results of operations or financial condition.
During 2009, we adopted the following accounting guidance, none of which had a material effect on our consolidated results of operations or financial condition:
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
In June 2009, the FASB established the FASB Codification as the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied to nongovernmental entities and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification supersedes all the existing non-SEC accounting and reporting standards upon its effective date and subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. This guidance is effective for interim periods ending after September 15, 2009. We adopted this guidance for the period ended September 30, 2009, with no effect on our consolidated results of operations and financial condition for the three and twelve months ended December 31, 2009.
In December 2007, the FASB revised the authoritative guidance for consolidation, which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The guidance also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. It also provides guidance when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners of a subsidiary. We adopted this guidance as of January 1, 2009. The adoption of this guidance had no effect on our consolidated results of operations and financial condition for the three and twelve months ended December 31, 2009.

In June 2008, the FASB revised the authoritative guidance for earnings per share, which establishes that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. In contrast, the right to receive dividends or dividend equivalents that the holder will forfeit if the award does not vest does not constitute a participation right and such an award does not meet the definition of a participating security in its current form (that is, prior to the requisite service having been rendered for the award). We adopted this guidance as of January 1, 2009. The adoption of this guidance had no effect on our consolidated results of operations and financial condition for the three and twelve months ended December 31, 2009.
In April 2009, the FASB revised the authoritative guidance for financial instruments. The guidance requires disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. This guidance is effective for interim periods ending after June 15, 2009. We adopted this guidance in the second quarter of 2009, and have provided the disclosures required for the period ending December 31, 2009.
In April 2009, the FASB revised the authoritative guidance for fair value measurements and disclosures to provide additional guidance in determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes. This guidance is effective for interim periods ending after June 15, 2009. We adopted this guidance for the period ending June 30, 2009. The adoption of this guidance had no effect on our consolidated results of operations and financial condition for the three and twelve months ended December 31, 2009.
In April 2009, the FASB revised the authoritative guidance for investments in debt and equity securities to provide guidance in determining whether impairments in debt securities are other-than-temporary, and modifies the presentation and disclosures surrounding such instruments. This guidance is effective for interim periods ending after June 15, 2009. We adopted the provisions of this guidance for the period ending June 30, 2009. The adoption of this guidance had no effect on our consolidated results of operations and financial condition for the three and twelve months ended December 31, 2009.
In May 2009, the FASB revised the authoritative guidance for subsequent events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance is effective for financial statements issued for interim and annual reporting periods ending after June 15, 2009. We adopted this guidance for the period ended June 30, 2009, and have provided the disclosures required for the period ending December 31, 2009.
Subsequent Events
On January 19, 2010, the Board declared a quarterly cash dividend of $0.09 per common share to be paid to stockholders of record at the close of business on February 4, 2010. The quarterly dividend payment was $5.6 million and was paid on February 18, 2010.
During the first quarter of 2010 and as of February 26, 2010, ADTRAN repurchased 0.5 million shares of its common stock through open market purchases at an average cost of $21.62 per share and has the authority to repurchase an additional 2.2 million shares under the plan approved by the Board of Directors on April 14, 2008.
We have evaluated all subsequent events through February 26, 2010, the date the financial statements were issued.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Details regarding the fair value of our available-for-sale investments as of December 31, 2009 are discussed in Note 3 of Notes to Consolidated Financial Statements included in this report.
We are exposed to financial market risks, including changes in interest rates and prices of marketable equity and fixed-income securities. The primary objective of our investment activities is to preserve principal while at the same time achieving appropriate yields without significantly increasing risk. To achieve this objective, a majority of our marketable securities are investment grade, municipal fixed-rate bonds, municipal variable rate demand notes and municipal money market instruments denominated in United States dollars. At December 31, 2009, 98% of our municipal variable rate demand notes had a credit rating of VMIG-1 or A-1+ while the remaining 2% had a rating of A-1. Approximately 49% of our municipal fixed-rate bonds had a credit rating of AAA, 45% had a credit rating of AA, and the remaining 6% had a credit rating of A. We also held $20.4 million of corporate bonds that are guaranteed by the Federal Deposit Insurance Corporation (FDIC) and issued by various banks. At December 31, 2009, all of our corporate bonds had a credit rating of AAA.

We maintain depository investments with certain financial institutions. Although these depository investments may exceed government insured depository limits, we have evaluated the credit worthiness of these applicable financial institutions, and determined the risk of material financial loss due to exposure of such credit risk to be minimal. As of December 31, 2009, $23.1 million of our cash and cash equivalents, primarily certain domestic money market funds and foreign depository accounts, were in excess of government provided insured depository limits. The Temporary Liquidity Guarantee Program adopted during 2008 by the FDIC provided full coverage of our domestic depository accounts through December 2009. Although this program was extended through June 30, 2010, the banks where we maintain our depository accounts opted out of participation in this program after December 31, 2009.
As of December 31, 2009, approximately $264.1 million of our cash and investments may be directly affected by changes in interest rates. We have performed a hypothetical sensitivity analysis assuming market interest rates increase or decrease by 50 basis points (bps), 100 bps and 150 bps for the entire year, while all other variables remain constant. At December 31, 2009, we held $110.3 million of money market instruments and municipal variable rate demand notes. Hypothetical 50 bps, 100 bps and 150 bps declines in interest rates as of December 31, 2009 would reduce annualized interest income on our money market instruments and municipal variable rate demand notes by approximately $0.6 million, $1.1 million and $1.7 million, respectively. In addition, we held a combined $153.8 million of fixed-rate municipal bonds and corporate bonds guaranteed by the FDIC whose fair value may be directly affected by a change in interest rates. Hypothetical 50 bps, 100 bps and 150 bps increases in interest rates as of December 31, 2009 would reduce the fair value of our bonds by approximately $0.8 million, $1.6 million and $2.3 million, respectively.
As of December 31, 2008, interest income on approximately $208.2 million of our cash and investments was subject to being directly affected by changes in interest rates. We performed a hypothetical sensitivity analysis assuming market interest rates increase or decrease by 50 bps, 100 bps and 150 bps for the entire year, while all other variables remain constant. Hypothetical 50 bps, 100 bps and 150 bps declines in interest rates as of December 31, 2008 would have reduced annualized interest income on our money market instruments, municipal variable rate demand notes and municipal auction rate securities by approximately $0.4 million, $0.9 million and $1.3 million, respectively. In addition, hypothetical 50 bps, 100 bps and 150 bps increases in interest rates as of December 31, 2008 would have reduced the fair value of our municipal fixed-rate bonds by approximately $0.6 million, $1.1 million and $1.7 million, respectively.
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
Management assessed the effectiveness of ADTRAN’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
Based on our assessment and those criteria, management has concluded that ADTRAN maintained effective internal control over financial reporting as of December 31, 2009.
The effectiveness of our internal control over financial reporting has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm
To Board of Directors and Stockholders of ADTRAN, Inc.:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of ADTRAN, Inc. and its subsidiaries at December 31, 2009 and December 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report On Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/ PricewaterhouseCoopers LLP

Birmingham, Alabama
February 26, 2010

Financial Statements
ADTRAN, INC.
Consolidated Balance Sheets (In thousands, except per share amounts)
December 31, 2009 and 2008

	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$24,135	$41,909
Short-term investments	172,469	96,277
Accounts receivable, less allowance for doubtful accounts of $138 and $38 at December 31, 2009 and 2008, respectively	68,044	52,749
Other receivables	4,097	2,896
Inventory	45,674	47,406
Prepaid expenses	2,795	2,974
Deferred tax assets, net	8,603	8,653

Total current assets	325,817	252,864
Property, plant, and equipment, net	74,309	75,487
Deferred tax assets, net	—	3,920
Other assets	2,168	103
Long-term investments	162,169	141,241

Total assets	$564,463	$473,615

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$25,782	$20,313
Unearned revenue	7,138	6,141
Accrued expenses	4,202	3,536
Accrued wages and benefits	7,634	9,868
Income tax payable, net	3,017	266

Total current liabilities	47,773	40,124
Deferred tax liabilities, net	5,035	—
Other non-current liabilities	11,390	9,422
Bonds payable	47,750	48,250

Total liabilities	111,948	97,796

Commitments and contingencies (see Note 10)

Stockholders’ equity

Common stock, par value $0.01 per share; 200,000 shares authorized; 79,652 issued in 2009 and 2008	797	797
Additional paid-in capital	181,240	172,704
Accumulated other comprehensive income (loss)	17,853	(1,009)
Retained earnings	649,256	603,600
Less treasury stock at cost: 17,392 shares at December 31, 2009 and 17,493 shares at December 31, 2008	(396,631)	(400,273)

Total stockholders’ equity	452,515	375,819

Total liabilities and stockholders’ equity	$564,463	$473,615

The accompanying notes are an integral part of these consolidated financial statements.

ADTRAN, INC.
Consolidated Statements of Income (In thousands, except per share amounts)
Years ended December 31, 2009, 2008 and 2007

	2009	2008	2007
Sales	$484,185	$500,676	$476,778
Cost of sales	197,223	201,771	193,792

Gross profit	286,962	298,905	282,986

Selling, general, and administrative expenses	99,446	103,286	103,329
Research and development expenses	83,285	81,819	75,367

Operating income	104,231	113,800	104,290

Interest and dividend income	6,933	8,708	11,521
Interest expense	(2,430)	(2,514)	(2,502)
Net realized investment gain (loss)	(1,297)	(2,409)	498
Other income, net	131	688	764
Life insurance proceeds	—	—	1,000

Income before provision for income taxes	107,568	118,273	115,571

Provision for income taxes	33,347	39,692	39,236

Net income	$74,221	$78,581	$76,335

Weighted average shares outstanding — basic	62,459	63,549	67,848
Weighted average shares outstanding — diluted (1)	63,356	64,408	69,212

Earnings per common share — basic	$1.19	$1.24	$1.13
Earnings per common share — diluted (1)	$1.17	$1.22	$1.10

(1)	Assumes exercise of dilutive stock options calculated under the treasury method. See Notes 1 and 11 of the Notes to Consolidated Financial Statements.
The accompanying notes are an integral part of these consolidated financial statements.

ADTRAN, INC.
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income
(In thousands)
Years ended December 31, 2009, 2008 and 2007

						Accumulated
			Additional			Other	Total
	Common	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders’
	Shares	Stock	Capital	Earnings	Stock	Income (Loss)	Equity
Balance, December 31, 2006	79,652	$797	$152,162	$513,515	$(233,214)	$2,696	$435,956
Net income				76,335			76,335
Net change in unrealized gains/losses related to:
Marketable securities (net of deferred tax of $1,409)						2,375	2,375
Impaired marketable securities (net of deferred tax of $31)						52	52
Foreign currency translation adjustment						581	581

Comprehensive income							79,343
Dividend payments				(24,600)			(24,600)
Adoption of FIN 48				(1,190)			(1,190)
Stock options exercised: Various prices per share				(12,296)	27,584		15,288
Purchase of treasury stock: 5,756 shares					(138,589)		(138,589)
Income tax benefit from exercise of stock options			4,408				4,408
Stock-based compensation expense			7,815				7,815

Balance, December 31, 2007	79,652	$797	$164,385	$551,764	$(344,219)	$5,704	$378,431
Net income				78,581			78,581
Net change in unrealized gains/losses related to:
Marketable securities (net of deferred tax of $3,638)						(6,127)	(6,127)
Impaired marketable securities (net of deferred tax of $740)						1,238	1,238
Foreign currency translation adjustment						(1,824)	(1,824)

Comprehensive income							71,868
Dividend payments				(22,919)			(22,919)
Dividends accrued for unvested restricted stock units				(2)			(2)
Stock options exercised: Various prices per share				(3,824)	7,515		3,691
Purchase of treasury stock: 3,078 shares					(63,569)		(63,569)
Income tax benefit from exercise of stock options			981				981
Stock-based compensation expense			7,338				7,338

Balance, December 31, 2008	79,652	$797	$172,704	$603,600	$(400,273)	$(1,009)	$375,819
Net income				74,221			74,221
Net change in unrealized gains/losses related to:
Marketable securities (net of deferred tax of $9,218)						15,384	15,384
Impaired marketable securities (net of deferred tax of $617)						1,010	1,010
Foreign currency translation adjustment						2,468	2,468

Comprehensive income							93,083
Dividend payments				(22,486)			(22,486)
Dividends accrued for unvested restricted stock units				(12)			(12)
Stock options exercised: Various prices per share				(6,067)	19,538		13,471
Purchase of treasury stock: 755 shares					(15,896)		(15,896)
Income tax benefit from exercise of stock options			1,549				1,549
Stock-based compensation expense			6,987				6,987

Balance, December 31, 2009	79,652	$797	$181,240	$649,256	$(396,631)	$17,853	$452,515

ADTRAN issued 856 shares, 325 shares and 1,197 shares of treasury stock to accommodate employee stock option exercises during 2009, 2008 and 2007, respectively. During 2008 and 2007, ADTRAN received 9 shares and 2 shares, respectively, previously held by employees for at least six months as payment of the exercise price for employee stock options. None of the transactions with respect to these shares were made in the open market. The average price paid per share with respect to these transactions was based on the closing price of the common stock on the NASDAQ Global Select Market on the date of the transaction. There were no such transactions during 2009.
The accompanying notes are an integral part of these consolidated financial statements.

ADTRAN, INC.
Consolidated Statements of Cash Flows (In thousands)
Years ended December 31, 2009, 2008 and 2007

	2009	2008	2007
Cash flows from operating activities
Net income	$74,221	$78,581	$76,335
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,084	9,891	10,695
Amortization of net premium on available-for-sale investments	3,686	2,101	2,094
Net realized loss (gain) on long-term investments	1,297	2,409	(498)
Loss (gain) on disposal of property, plant, and equipment	(31)	83	65
Stock-based compensation expense	6,987	7,338	7,815
Deferred income taxes	(1,024)	(903)	(2,990)
Tax benefit from stock option exercises	1,549	981	4,408
Excess tax benefits from stock-based compensation arrangements	(998)	(619)	(3,249)
Change in operating assets and liabilities:
Accounts receivable, net	(15,143)	17,918	(13,898)
Other receivables	(1,195)	189	4,396
Income tax receivable, net	—	—	1,446
Inventory	1,732	1,140	4,571
Prepaid expenses and other assets	(489)	(549)	596
Accounts payable	5,442	(1,887)	(7,933)
Accrued expenses and other liabilities	1,010	93	3,517
Income taxes payable, net	3,027	(951)	1,507

Net cash provided by operating activities	90,155	115,815	88,877
Cash flows from investing activities
Purchases of property, plant, and equipment	(8,740)	(9,492)	(6,535)
Proceeds from sales and maturities of available-for-sale investments	186,193	248,688	253,339
Purchases of available-for-sale investments	(262,067)	(242,791)	(217,316)
Acquisition of business, net of cash acquired	(1,370)	—	—

Net cash (used in) provided by investing activities	(85,984)	(3,595)	29,488
Cash flows from financing activities
Proceeds from stock option exercises	13,471	3,691	15,288
Purchases of treasury stock	(15,896)	(63,569)	(138,589)
Dividend payments	(22,486)	(22,919)	(24,600)
Payments on long-term debt	(500)	(250)	(500)
Excess tax benefits from stock-based compensation arrangements	998	619	3,249

Net cash used in financing activities	(24,413)	(82,428)	(145,152)
Net increase (decrease) in cash and cash equivalents	(20,242)	29,792	(26,787)
Effect of exchange rate changes	2,468	(1,824)	581
Cash and cash equivalents, beginning of year	41,909	13,941	40,147

Cash and cash equivalents, end of year	$24,135	$41,909	$13,941

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$2,435	$2,447	$2,469
Cash paid during the year for income taxes	$30,869	$42,267	$35,099
The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
Note 1 — Nature of Business and Summary of Significant Accounting Policies
ADTRAN, Inc. designs, manufactures, markets and services network access solutions for communications networks. Our solutions are widely deployed by providers of communications services (serviced by our Carrier Networks Division), and small and mid-sized businesses (SMBs) and enterprises (serviced by our Enterprise Networks Division), and enable voice, data, video and Internet communications across wireline and wireless networks. Many of these solutions are currently in use by every major United States service provider and many global ones, as well as by many public, private and governmental organizations worldwide.
Principles of Consolidation
Our consolidated financial statements include ADTRAN and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.
Cash and Cash Equivalents
Cash and cash equivalents represent demand deposits, money market funds, and short-term investments classified as available for sale with original maturities of three months or less. We maintain depository investments with certain financial institutions. Although these depository investments may exceed government insured depository limits, we have evaluated the credit worthiness of these applicable financial institutions, and determined the risk of material financial loss due to exposure of such credit risk to be minimal. As of December 31, 2009, $23.1 million of our cash and cash equivalents, primarily certain domestic money market funds and foreign depository accounts, were in excess of government provided insured depository limits. The Temporary Liquidity Guarantee Program adopted during 2008 by the Federal Deposit Insurance Corporation provided full coverage of our domestic depository accounts through December 2009. Although this program was extended through June 30, 2010, the banks where we maintain our depository accounts opted out of participation in the program after December 31, 2009.
Financial Instruments
The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the immediate or short-term maturity of these financial instruments. The carrying amount reported for bonds payable was $48.3 million compared to an estimated fair value of $45.8 million, based on a debt security with a comparable interest rate and maturity and a Standard & Poor’s credit rating of A+.
Investments with maturities beyond one year, such as our variable rate demand notes, may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. At December 31, 2009, 98% of our variable rate demand notes had a credit rating of VMIG-1 or A-1+ with the remaining 2% rated A-1 and all contained put options of seven days. Thus, despite the long-term nature of their stated contractual maturities, we believe that we have the ability to quickly liquidate these securities. Our investments in these securities are recorded at fair value, and the interest rates reset every seven days. We have the ability to sell our variable rate demand notes to the remarketing agent, tender agent, or issuer at par value plus accrued interest in the event we decide to liquidate our investment in a particular variable rate demand note. Approximately 22% of our variable rate demand notes are supported by letters of credit from banks that we believe to be in good financial condition. The remaining 78% of our variable rate demand notes are supported by standby purchase agreements. As a result of all of these factors, we had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from these investments at December 31, 2009. All income generated from these investments was recorded as interest income. We have not been required to record any losses relating to municipal variable rate demand notes or auction rate securities, and we have held no auction rate securities since February 7, 2008.
Long-term investments represent a restricted certificate of deposit, municipal fixed-rate bonds, FDIC guaranteed corporate bonds, a fixed income bond fund, marketable equity securities, and other equity investments. Marketable equity securities are reported at fair value as determined by the most recently traded price of the securities at the balance sheet date, although the securities may not be readily marketable due to the size of the available market. Unrealized gains and losses, net of tax, are reported as a separate component of stockholders’ equity. Realized gains and losses on sales of securities are computed under the specific identification method and are included in current income. We periodically review our investment portfolio for investments considered to have sustained an other-than-temporary decline in value. Impairment charges for other-than-temporary declines in value are recorded as realized losses in the accompanying consolidated statements of income. All of our investments at December 31, 2009 and 2008 are classified as available-for-sale (see Note 3).

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
We maintain an allowance for doubtful accounts for losses resulting from the inability of our customers to make required payments. We regularly review the allowance for doubtful accounts and consider factors such as the age of accounts receivable balances, the current economic conditions that may affect a customer’s ability to pay, significant one-time events and our historical experience. If the financial condition of a customer deteriorates, resulting in an impairment of their ability to make payments, we may be required to make additional allowances. If circumstances change with regard to individual receivable balances that have previously been determined to be uncollectible (and for which a specific reserve has been established), a reduction in our allowance for doubtful accounts may be required. Our allowance for doubtful accounts was $138 thousand at December 31, 2009 and $38 thousand at December 31, 2008.
Other Receivables
Other receivables are comprised primarily of amounts due from subcontract manufacturers for product component transfers and accrued interest on a restricted certificate of deposit.
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
Property, Plant, and Equipment
Property, plant, and equipment, which are stated at cost, are depreciated using straight-line depreciation over the estimated useful lives of the assets. We depreciate building and land improvements from five to 39 years, office machinery and equipment from three to seven years, engineering machinery and equipment from three to seven years and computer software from three to five years. Expenditures for repairs and maintenance are charged to expense as incurred. Betterments that materially prolong the lives of the assets are capitalized. The cost of assets retired or otherwise disposed of and the related accumulated depreciation are removed from the accounts, and the gain or loss on such disposition is included in other income, net in the accompanying consolidated statements of income.
Liability for Warranty
Our products generally include warranties of one to ten years for product defects. We accrue for warranty returns at the time revenue is recognized based on our estimate of the cost to repair or replace the defective products. We engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers. Our products continue to become more complex in both size and functionality as many of our product offerings migrate from line card applications to systems products. The increasing complexity of our products will cause warranty incidences, when they arise, to be more costly. Our estimates regarding future warranty obligations may change due to product failure rates, material usage, and other rework costs incurred in correcting a product failure. In addition, from time to time, specific warranty accruals may be recorded if unforeseen problems arise. Should our actual experience relative to these factors be worse than our estimates, we will be required to record additional warranty expense. Alternatively, if we provide for more reserves than we require, we will reverse a portion of such provisions in future periods. The liability for warranty obligations totaled $2.8 million at December 31, 2009 and 2008. These liabilities are included in accrued expenses in the accompanying consolidated balance sheets.

A summary of warranty expense and write-off activity for the years ended December 31, 2009 and 2008 is as follows:

Year Ended December 31,
(In thousands)	2009	2008
Balance at beginning of period	$2,812	$2,944
Plus: amounts acquired or charged to cost and expenses	2,665	2,261
Less: deductions	(2,644)	(2,393)

Balance at end of period	$2,833	$2,812

Stock-Based Compensation
We have two Board and stockholder approved stock option plans from which stock options and other awards are available for grant to employees and directors. All employee and director stock options granted under our stock option plans have an exercise price equal to the fair market value of the award, as defined in the plan, of the underlying common stock on the grant date. There are currently no vesting provisions tied to performance or market conditions for any option awards; vesting for all outstanding option grants is based only on continued service as an employee or director of ADTRAN. All of our outstanding stock option awards are classified as equity awards.
Under the provisions of our approved plans, we made grants of performance-based restricted stock units to five of our executive officers in 2009 and 2008. The restricted stock units are subject to a market condition based on the relative total shareholder return of ADTRAN against a peer group of companies and vest at the end of a three-year performance period. The restricted stock units are converted into shares of common stock upon vesting. Depending on the relative total shareholder return over the performance period, the executive officers may earn from 0% to 150% of the number of restricted stock units granted. The fair value of the award is based on the market price of our common stock on the date of grant, adjusted for the expected outcome of the impact of market conditions using a Monte Carlo Simulation valuation method. The recipients of the restricted stock units also earn dividend credits during the performance period, which will be paid in cash upon the issuance of common stock for the restricted stock units.
Stock-based compensation expense recognized under the Stock Compensation Topic of the Financial Accounting Standards Board Accounting Standards Codification (FASB ASC) in 2009, 2008 and 2007 was approximately $7.0 million, $7.3 million and $7.8 million, respectively. As of December 31, 2009, total compensation cost related to non-vested stock options and restricted stock units not yet recognized was approximately $16.1 million, which is expected to be recognized over an average remaining recognition period of 2.9 years. See Note 2 of Notes to Consolidated Financial Statements for additional information.
Impairment of Long-Lived Assets
We review long-lived assets for impairment under the guidance prescribed by the Property, Plant, and Equipment Topic of the FASB ASC. We evaluate long-lived assets used in operations for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and the undiscounted cash flows estimated to be generated by the asset are less than the asset’s carrying value. An impairment loss would be recognized in the amount by which the recorded value of the asset exceeds the fair value of the asset, measured by the quoted market price of an asset or an estimate based on the best information available in the circumstances. There were no such impairment losses recognized during 2009, 2008 and 2007.
Research and Development Costs
Research and development costs include compensation for engineers and support personnel, outside contracted services, depreciation and material costs associated with new product development, the enhancement of current products, and product cost reductions. We continually evaluate new product opportunities and engage in intensive research and product development efforts. Research and development costs totaled $83.3 million, $81.8 million and $75.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.
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

The components of accumulated comprehensive income (loss) are as follows:

	Change in
	Unrealized Gains	Foreign	Accumulated
	and (Losses) on	Currency	Other
	Marketable	Translation	Comprehensive
(In thousands)	Securities, Net of Tax	Adjustment	Income (Loss)
Balance at December 31, 2006	$2,219	$477	$2,696
Activity in 2007	2,427	581	3,008

Balance at December 31, 2007	4,646	1,058	5,704
Activity in 2008	(4,889)	(1,824)	(6,713)

Balance at December 31, 2008	(243)	(766)	(1,009)
Activity in 2009	16,394	2,468	18,862

Balance at December 31, 2009	$16,151	$1,702	$17,853

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
Revenue Recognition
Revenue is generally recognized upon shipment of the product to the customer in accordance with the terms of the sales agreement, generally FOB shipping point. In the case of consigned inventory, revenue is recognized when the end customer assumes ownership of the product. When contracts contain multiple elements, contract interpretation is sometimes required to determine the appropriate accounting, including whether the deliverables specified in a multiple element contract should be treated as separate units of accounting for revenue recognition purposes, and, if so, how the price should be allocated among the elements and when to recognize the revenue for each element. We record revenue associated with installation services when the installation and all contractual obligations are complete. When contracts include both installation and product sales, the installation is considered as a separate deliverable item. Either the purchaser, ADTRAN, or a third party can perform the installation of our products. Shipping fees are recorded as revenue and the related cost is included in cost of sales. Revenue is recorded net of discounts. Also, revenue is recorded when the product price is fixed or determinable, collection of the resulting receivable is probable, and product returns are reasonably estimable. Sales returns are accrued based on historical sales return experience, which we believe provides a reasonable estimate of future returns.
A portion of Enterprise Networks products are sold in the United States through a non-exclusive distribution network of major technology distributors. These large organizations then distribute to an extensive network of value-added resellers and system integrators. Value-added resellers and system integrators may be affiliated with us as a channel partner, or they may purchase from the distributor in an unaffiliated fashion. Additionally, with certain limitations our distributors may return unused and unopened product for stock-balancing purposes when such returns are accompanied by offsetting orders for products of equal or greater value.
We participate in cooperative advertising and market development programs with certain customers. We use these programs to reimburse customers for certain forms of advertising, and in general, to allow our customers credits up to a specified percentage of their net purchases. Our costs associated with these programs are estimated and included in marketing expenses in our consolidated statements of income. We also participate in rebate programs to provide sales incentives for certain products. Our costs associated with these programs are estimated and accrued at the time of sale, and are recorded as a reduction of sales in our consolidated statements of income.

Unearned Revenue
Unearned revenue primarily represents customer billings on our maintenance service programs and deferred revenues relating to multiple element contracts where we still have contractual obligations to our customers. We currently offer maintenance contracts ranging from one to five years, primarily on Enterprise Networks Division products sold through distribution channels. Revenue attributable to maintenance contracts is recognized on a straight-line basis over the related contract term. In addition, we provide software maintenance and a variety of hardware maintenance services to Carrier Network Division customers under contracts with terms up to ten years. Non-current unearned revenue is included in other non-current liabilities in the accompanying consolidated balance sheets. At December 31, 2009 and 2008, unearned revenue was as follows:

(In thousands)	2009	2008
Current unearned revenue	$7,138	$6,141
Non-current unearned revenue	3,915	3,235

Total	$11,053	$9,376

Other Income, net
Other income, net, is comprised primarily of miscellaneous income and expense, gains and losses on foreign currency transactions, investment account management fees, and gains or losses on the disposal of property, plant, and equipment occurring in the normal course of business.
Earnings Per Share
Earnings per common share, and earnings per common share assuming dilution, are based on the weighted average number of common shares and, when dilutive, common equivalent shares outstanding during the year (see Note 11).
Dividends
The Board of Directors presently anticipates that it will declare a regular quarterly dividend so long as the current tax treatment of dividends exists and adequate levels of liquidity are maintained. During the years ended December 31, 2009, 2008 and 2007, ADTRAN paid $22.5 million, $22.9 million and $24.6 million, respectively, in dividend payments. On January 19, 2010, the Board of Directors declared a quarterly cash dividend of $0.09 per common share to be paid to holders of record at the close of business on February 4, 2010. The ex-dividend date was February 2, 2010 and the payment date was February 18, 2010. The quarterly dividend payment was $5.6 million.
Business Combinations
On September 15, 2009, we acquired all of the outstanding stock of Objectworld Communications Corporation (Objectworld), a provider of unified communication solutions. The purpose of this acquisition was to acquire unified communications technologies. These technologies have been integrated into our NetVanta® product line. The purchase price was approximately $1.5 million in cash subject to certain post closing adjustments, and was allocated to the individual assets and liabilities acquired. There was no goodwill determined in the final purchase price allocation. Objectworld’s financial statements have been included in our consolidated statements of income and cash flows from the date of the acquisition to December 31, 2009 and our consolidated balance sheet dated December 31, 2009.
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

Recently Issued Accounting Standards
In January 2010, the Financial Accounting Standards Board (FASB) issued Update No. 2010-06, which amends the Fair Value Measurements and Disclosures topic of the FASB Accounting Standards Codification (Codification). The amendments in this update require new disclosures about transfers in and out of Levels 1 and 2 fair value measurements and the activity in Level 3 fair value measurements and, in addition, clarify existing disclosures required for levels of disaggregation and inputs and valuation techniques. These amendments will be effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about activity in Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We plan to adopt this amendment and provide any additional disclosures required for the period ending March 31, 2010.
In October 2009, the FASB issued Update No. 2009-13, which amends the Revenue Recognition topic of the Codification. This update provides amendments to the criteria in Subtopic 605-25 of the Codification for separating consideration in multiple-deliverable arrangements. As a result of those amendments, multiple-deliverable arrangements will be separated in more circumstances than under existing U.S. GAAP. The amendments establish a selling price hierarchy for determining the selling price of a deliverable and will replace the term fair value in the revenue allocation guidance with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. The amendments will also eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and will require that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. These amendments will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We do not expect the adoption of this amendment will have a material impact on our consolidated results of operations or financial condition.
In October 2009, the FASB issued Update No. 2009-14, which amends the Software topic of the Codification. The amendments in this update change the accounting model for revenue arrangements that include both tangible products and software elements. Tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality is no longer within the scope of the software revenue guidance in Subtopic 985-605 of the Codification. In addition, the amendments in this update require that hardware components of a tangible product containing software components always be excluded from the software revenue guidance. In that regard, the amendments provide additional guidance on how to determine which software, if any, relating to the tangible product also would be excluded from the scope of the software revenue guidance. The amendments also provide guidance on how a vendor should allocate arrangement consideration to deliverables in an arrangement that includes both tangible products and software. The amendments also provide further guidance on how to allocate arrangement consideration when an arrangement includes deliverables both included and excluded from the scope of the software revenue guidance. These amendments will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We do not expect the adoption of this amendment will have a material impact on our consolidated results of operations or financial condition.
During 2009, we adopted the following accounting guidance, none of which had a material effect on our consolidated results of operations or financial condition:
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
In June 2009, the FASB established the FASB Codification as the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied to nongovernmental entities and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification supersedes all the existing non-SEC accounting and reporting standards upon its effective date and subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. This guidance is effective for interim periods ending after September 15, 2009. We adopted this guidance for the period ended September 30, 2009, with no effect on our consolidated results of operations and financial condition for the three and twelve months ended December 31, 2009.
In December 2007, the FASB revised the authoritative guidance for consolidation, which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The guidance also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. It also provides guidance when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners of a subsidiary. We adopted this guidance as of January 1, 2009. The adoption of this guidance had no effect on our consolidated results of operations and financial condition for the three and twelve months ended December 31, 2009.

In June 2008, the FASB revised the authoritative guidance for earnings per share, which establishes that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. In contrast, the right to receive dividends or dividend equivalents that the holder will forfeit if the award does not vest does not constitute a participation right and such an award does not meet the definition of a participating security in its current form (that is, prior to the requisite service having been rendered for the award). We adopted this guidance as of January 1, 2009. The adoption of this guidance had no effect on our consolidated results of operations and financial condition for the three and twelve months ended December 31, 2009.
In April 2009, the FASB revised the authoritative guidance for financial instruments. The guidance requires disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. This guidance is effective for interim periods ending after June 15, 2009. We adopted this guidance in the second quarter of 2009, and have provided the disclosures required for the period ending December 31, 2009.
In April 2009, the FASB revised the authoritative guidance for fair value measurements and disclosures to provide additional guidance in determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes. This guidance is effective for interim periods ending after June 15, 2009. We adopted this guidance for the period ending June 30, 2009. The adoption of this guidance had no effect on our consolidated results of operations and financial condition for the three and twelve months ended December 31, 2009.
In April 2009, the FASB revised the authoritative guidance for investments in debt and equity securities to provide guidance in determining whether impairments in debt securities are other-than-temporary, and modifies the presentation and disclosures surrounding such instruments. This guidance is effective for interim periods ending after June 15, 2009. We adopted the provisions of this guidance for the period ending June 30, 2009. The adoption of this guidance had no effect on our consolidated results of operations and financial condition for the three and twelve months ended December 31, 2009.
In May 2009, the FASB revised the authoritative guidance for subsequent events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance is effective for financial statements issued for interim and annual reporting periods ending after June 15, 2009. We adopted this guidance for the period ended June 30, 2009, and have provided the disclosures required for the period ending December 31, 2009.
Note 2 — Stock Incentive Plans
Stock Incentive Program Descriptions
Our Board of Directors adopted the 1996 Employee Incentive Stock Option Plan (1996 Plan) effective February 14, 1996, as amended, under which 17.0 million shares of common stock were authorized for issuance to certain employees and officers through incentive stock options and non-qualified stock options. Options granted under the 1996 Plan typically become exercisable beginning after one year of continued employment, normally pursuant to a four or five-year vesting schedule beginning on the first anniversary of the grant date, and have a ten-year contractual term. The 1996 Plan expired February 14, 2006, and expiration dates of options outstanding at December 31, 2009 under the 1996 Plan range from 2010 to 2016.
On January 23, 2006, the Board of Directors adopted the 2006 Employee Stock Incentive Plan (2006 Plan), which authorizes 13.0 million shares of common stock for issuance to certain employees and officers through incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock and restricted stock units. The 2006 Plan was adopted by stockholder approval at our annual meeting of stockholders held on May 9, 2006. Options granted under the 2006 Plan typically become exercisable beginning after one year of continued employment, normally pursuant to a four-year vesting schedule beginning on the first anniversary of the grant date, and have a ten-year contractual term. Expiration dates of options outstanding at December 31, 2009 under the 2006 Plan range from 2016 to 2019.
Our stockholders approved the 2005 Directors Stock Option Plan (Directors Plan) on May 18, 2005, under which 0.4 million shares of common stock have been reserved. The Directors Plan is a formula plan to provide options to our non-employee directors. Options granted under the Directors Plan normally become exercisable in full on the first anniversary of the grant date, and have a ten-year contractual term. We currently also have options outstanding under the 1995 Directors Stock Option Plan, as amended, which expired October 31, 2005. Expiration dates of options outstanding under both plans at December 31, 2009 range from 2010 to 2019.

The following table is a summary of our stock options outstanding as of December 31, 2008 and 2009 and the changes that occurred during 2009:

			Weighted Avg.
		Weighted	Remaining
	Number of	Average	Contractual Life	Aggregate
(In thousands, except per share amounts)	Options	Exercise Price	in Years	Intrinsic Value
Options outstanding, December 31, 2008	6,826	$19.43	5.79	$6,889

Options granted	996	$23.34
Options cancelled/forfeited	(50)	$23.31
Options exercised	(856)	$15.74

Options outstanding, December 31, 2009	6,916	$20.42	6.05	$25,719

Options exercisable, December 31, 2009	4,598	$20.18	4.61	$20,677

The following table further describes our stock options outstanding as of December 31, 2009:

	Options Outstanding			Options Exercisable
	Options	Weighted Avg.	Weighted	Options	Weighted
	Outstanding at	Remaining	Average	Exercisable at	Average
Range of	12/31/09	Contractual Life	Exercise	12/31/09	Exercise
Exercise Prices	(In thousands)	in Years	Price	(In thousands)	Price
$8.69 – $10.65	898	2.40	$10.16	898	$10.16
$10.66 – $18.02	1,715	5.60	$14.28	1,028	$13.60
$18.03 – $22.52	567	5.04	$21.86	551	$21.93
$22.53 – $30.04	3,227	7.82	$24.42	1,613	$25.52
$30.05 – $37.18	509	3.81	$32.37	508	$32.37

	6,916			4,598

All of the options above were issued at exercise prices that approximate fair market value at the date of grant. At December 31, 2009, 9.7 million options were available for grant under the shareholder approved plans.
The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (the difference between ADTRAN’s closing stock price on the last trading day of 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2009. The amount of aggregate intrinsic value will change based on the fair market value of ADTRAN’s stock.
The total pre-tax intrinsic value of options exercised during 2009, 2008 and 2007 was $5.3 million, $3.7 million and $14.5 million, respectively. The fair value of options fully vesting during 2009, 2008 and 2007 was $7.1 million, $7.4 million and $11.2 million, respectively.
Restricted Stock Program Description
On November 6, 2008, the Compensation Committee of the Board of Directors approved the Performance Shares Agreement under the 2006 Plan which sets forth the terms and conditions of awards of performance-based restricted stock units (RSUs). Of the 13.0 million shares of common stock authorized for issuance under the 2006 Plan, ADTRAN may grant up to 5.0 million shares of common stock for issuance to certain employees and officers for awards other than stock options, which would include RSUs. Under a proposal approved by the Board of Directors, which is subject to shareholder approval at the 2010 annual meeting, the number of shares available for awards other than stock options under all stock plans will be reduced to 3.3 million. For the grants made in 2008 and 2009, the number of shares of common stock earned by a recipient pursuant to the RSUs is subject to a market condition based on ADTRAN’s relative total shareholder return against a peer group at the end of a three-year performance period. Depending on the relative total shareholder return over the performance period, the recipient may earn from 0% to 150% of the shares underlying the RSUs, with the shares earned distributed upon the vesting of the RSUs at the end of the three-year performance period. The fair value of the award is based on the market price of our common stock on the date of grant, adjusted for the expected outcome of the impact of market conditions using a Monte Carlo Simulation valuation method. A portion of the granted RSUs also vest and the underlying shares become deliverable upon the death or disability of the recipient or upon a change of control of ADTRAN, as defined by the 2006 Plan. The recipients of the RSUs receive dividend credits based on the shares of common stock underlying the RSUs. The dividend credits are vested, earned and distributed in the same manner as the RSUs. The Compensation Committee granted 26 thousand RSUs on November 7, 2009 and November 6, 2008, all of which remained outstanding at December 31, 2009, with a fair value at the date of grant of $26.65 and $17.05 per unit, respectively, to certain executive officers. As of December 31, 2009, there was approximately $0.9 million of total unamortized compensation cost related to the non-vested portion of this grant which will be recognized on a straight-line basis over the remainder of the three-year performance period.

Valuation and Expense Information
ADTRAN uses the Black-Scholes option pricing model (Black-Scholes Model) for the purpose of determining the estimated fair value of stock option awards on the date of grant. The Black-Scholes Model requires the input of certain assumptions that involve judgment. Because our stock options have characteristics significantly different from those of traded options, and because changes in the input assumptions can materially affect the fair value estimate, existing models may not provide reliable measures of fair value of our stock options. ADTRAN uses the Monte Carlo Simulation valuation method to value its performance-based RSUs. We will continue to assess the assumptions and methodologies used to calculate the estimated fair value of stock-based compensation. If circumstances change, and additional data becomes available over time, we may change our assumptions and methodologies, which may materially impact our fair value determination.
The following table summarizes stock-based compensation expense related to stock options and RSUs under the Stock Compensation Topic of the FASB ASC for the years ended December 31, 2009, 2008 and 2007, which was recognized as follows:

(In thousands)	2009	2008	2007

Stock-based compensation expense included in cost of sales	$268	$253	$268

Selling, general and administrative expense	3,039	3,263	3,495
Research and development expense	3,680	3,822	4,052

Stock-based compensation expense included in operating expenses	6,719	7,085	7,547

Total stock-based compensation expense	6,987	7,338	7,815
Tax benefit for expense associated with non-qualified options	(634)	(669)	(680)

Total stock-based compensation expense, net of tax	$6,353	$6,669	$7,135

At December 31, 2009, total compensation cost related to non-vested stock options and RSUs not yet recognized was approximately $16.1 million, which is expected to be recognized over an average remaining recognition period of 2.9 years.
The stock option pricing model requires the use of several significant assumptions that impact the fair value estimate. These variables include, but are not limited to, the volatility of our stock price and employee exercise behaviors. The assumptions and variables used for the current period grants were developed based on guidance in the Stock Compensation Topic of the FASB ASC. There were no material changes made during 2009 to the methodology used to determine our assumptions.
The weighted-average estimated fair value of stock options granted to employees and directors during the twelve months ended December 31, 2009, 2008 and 2007 was $8.11 per share, $4.96 per share and $8.76 per share, respectively, with the following weighted-average assumptions:

	2009	2008	2007
Expected volatility	41.86%	41.70%	43.42%
Risk-free interest rate	2.29%	2.43%	4.02%
Expected dividend yield	1.55%	2.33%	1.56%
Expected life (in years)	5.10	4.97	4.98
We based our estimate of expected volatility for the 12 months ended December 31, 2009, 2008 and 2007 on the sequential historical daily trading data of our common stock for a period equal to the expected life of the options granted. The selection of the historical volatility method was based on available data indicating our historical volatility is as equally representative of ADTRAN’s future stock price trends as is implied volatility. We have no reason to believe the future volatility of our stock price is likely to differ from its past volatility.
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

The RSU pricing model also requires the use of several significant assumptions that impact the fair value estimate. The estimated fair value of the RSUs granted to employees on November 7, 2009 and November 6, 2008 was $26.65 and $17.05, respectively, with the following assumptions:

	2009	2008
Expected volatility	41.41%	38.61%
Risk-free interest rate	1.40%	1.63%
Expected dividend yield	1.53%	2.35%
Fair value of future dividend payments	$1.06	$1.06
Stock-based compensation expense recognized in our Consolidated Statements of Income for the 12 months ended December 31, 2009, 2008 and 2007 is based on RSUs and options ultimately expected to vest, and has been reduced for estimated forfeitures. Estimates for forfeiture rates are based upon historical experience and are evaluated quarterly. We expect our forfeiture rate for stock option awards to be approximately 5% annually. We estimated a 0% forfeiture rate for our RSUs due to the limited number of recipients and lack of historical experience for these awards.
Note 3 — Investments
We classify our investments as available-for-sale. At December 31, 2009, we held the following securities and investments, recorded at either fair value or cost.

		Gross Unrealized		Fair Value /
(In thousands)	Amortized Cost	Gains	Losses	Carrying Value

Deferred compensation plan assets	$2,904	$528	$(8)	$3,424
Corporate bonds (FDIC guaranteed)	20,127	287	—	20,414
Municipal fixed-rate bonds	140,278	1,009	(2)	141,285
Municipal variable rate demand notes	84,359	—	—	84,359
Fixed income bond fund	867	296	—	1,163
Marketable equity securities	9,805	23,927	(197)	33,535

Available-for-sale securities held at fair value	$258,340	$26,047	$(207)	$284,180

Restricted investment held at cost				48,250
Other investments held at cost				2,208

Total carrying value of available-for-sale investments				$334,638

At December 31, 2008, we held the following securities and investments, recorded at either fair value or cost.

		Gross Unrealized		Fair Value /
(In thousands)	Amortized Cost	Gains	Losses	Carrying Value

Deferred compensation plan assets	$3,137	$—	$(680)	$2,457
Government agency security	1,995	4	—	1,999
Municipal fixed-rate bonds	115,792	1,152	(1)	116,943
Municipal variable rate demand notes	52,633	—	—	52,633
Fixed income bond fund	1,279	—	(395)	884
Marketable equity securities	12,014	1,740	(2,110)	11,644

Available-for-sale securities held at fair value	$186,850	$2,896	$(3,186)	$186,560

Restricted investment held at cost				48,750
Other investments held at cost				2,208

Total carrying value of available-for-sale investments				$237,518

At December 31, 2009 and 2008, we held $3.4 million and $2.5 million, respectively, of deferred compensation plan assets, carried at fair value.

At December 31, 2009, we held $20.4 million of corporate bonds issued by various banks that are guaranteed by the Federal Deposit Insurance Corporation (FDIC). These bonds are classified as available-for-sale and had an average duration of 2.19 years at December 31, 2009. All of these bonds had a credit rating of AAA at December 31, 2009.
At December 31, 2009 and 2008, we held $141.3 million and $116.9 million of municipal fixed-rate bonds. At December 31, 2009, approximately 49% of our municipal fixed-rate bond portfolio had a credit rating of AAA, 45% had a credit rating of AA, and the remaining 6% had a credit rating of A. These bonds are classified as available-for-sale investments and had an average duration of 1.04 years at December 31, 2009. Because our bond portfolio has a high quality rating and contractual maturities of a short duration, we are able to obtain prices for these bonds derived from observable market inputs, or for similar securities traded in an active market, on a daily basis. As of December 31, 2009, municipal fixed-rate bonds had the following contractual maturities:

(In thousands)
Less than one year	$88,110
One year to three years	53,175

Total	$141,285

At December 31, 2009 and 2008, we held $84.4 million and $52.6 million of municipal variable rate demand notes, all of which were classified as available-for-sale short-term investments. At December 31, 2009, 98% of our municipal variable rate demand notes had a credit rating of VMIG-1 or A-1+ with the remaining 2% rated A-1 and all contained put options of seven days. Thus, despite the long-term nature of their stated contractual maturities, we believe we have the ability to quickly liquidate these securities. Our investments in these securities are recorded at fair value, and the interest rates reset every seven days. We have the ability to sell our variable rate demand notes to the remarketing agent, tender agent or issuer at par value plus accrued interest in the event we decide to liquidate our investment in a particular variable rate demand note. Approximately 22% of our variable rate demand notes are supported by letters of credit from banks that we believe to be in good financial condition. The remaining 78% of our variable rate demand notes are supported by standby purchase agreements. As a result of these factors, we had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from these investments. All income generated from these investments was recorded as interest income. We have not been required to record any losses relating to municipal variable rate demand notes or municipal auction rate securities, and we have held no municipal auction rate securities since February 7, 2008.
At December 31, 2009 and 2008, we held $1.2 million and $0.9 million of a fixed income bond fund. This bond fund had unrealized gains of $0.3 million at December 31, 2009 and unrealized losses of $0.4 million at December 31, 2008.
At December 31, 2009, we held $33.5 million of marketable equity securities, including a single security, of which we held 2.1 million shares, carried at a fair value of $22.4 million. We sold 470 thousand shares of this security during the 12 months ended December 31, 2009. The sales resulted in proceeds of $1.7 million and a realized gain of $1.5 million. This single security traded approximately 395 thousand shares per day in 2009, in an active market on a European stock exchange. This single security carried $21.7 million of the gross unrealized gains included in the fair value of our marketable equity securities at December 31, 2009. The remaining $2.2 million of gross unrealized gains and $0.2 million of gross unrealized losses at December 31, 2009 were spread amongst more than 375 equity securities. At December 31, 2008, we held $11.6 million of marketable equity securities, including the single security mentioned above, of which we held 2.5 million shares, carried at a fair value of $2.5 million. This single security carried $1.6 million of the gross unrealized gains included in the fair value of our marketable equity securities at December 31, 2008. The remaining $0.1 million of unrealized gains and $2.1 million of gross unrealized losses at December 31, 2008 were spread amongst more than 350 equity securities.
At December 31, 2009 and 2008, we held a $48.3 million and $48.8 million, respectively, restricted certificate of deposit, which is carried at cost. This investment serves as a collateral deposit against the principal amount outstanding under loans made to ADTRAN pursuant to an Alabama State Industrial Development Authority revenue bond (the Bond). At December 31, 2009, the estimated fair value of the Bond was approximately $45.8 million, based on a debt security with a comparable interest rate and maturity and a Standard & Poor’s credit rating of A+. ADTRAN has the right to set-off the balance of the Bond with the collateral deposit in order to reduce the balance of the indebtedness. For more information on the Bond, see Note 6 of Notes to Consolidated Financial Statements.
At December 31, 2009 and 2008, we held $2.2 million of other investments carried at cost, consisting of interests in two private equity funds and an investment in a privately held telecommunications equipment manufacturer. The fair value of these investments was estimated to be approximately $10.1 million at December 31, 2009, based on unobservable inputs including information supplied by the company and the fund managers. We have committed to invest up to an aggregate of $7.9 million in the two private equity funds, and we have contributed $7.9 million as of December 31, 2009, of which $7.4 million has been applied toward these commitments. As of December 31, 2009 we have received distributions related to these two private equity funds of $6.3 million, of which $0.6 million was recorded as a realized investment gain. These investments are carried at cost, net of distributions, with distributions in excess of our investment recorded as a realized investment gain. The duration of each of these commitments is ten years with $0.2 million expiring in 2010 and $0.3 million expiring in 2012. We have not been required to record any impairment losses related to these investments during the years ended December 31, 2009, 2008 or 2007.

We review our investment portfolio for potential “other-than-temporary” declines in value on an individual investment basis. We assess, on a quarterly basis, significant declines in value which may be considered other-than-temporary and, if necessary, recognize and record the appropriate charge to write-down the carrying value of such investments. In making this assessment, we take into consideration qualitative and quantitative information, including but not limited to the following: the magnitude and duration of historical declines in market prices, credit rating activity, assessments of liquidity, public filings, and statements made by the issuer. We generally begin our identification of potential other-than-temporary impairments by reviewing any security with a fair value that has declined from its original or adjusted cost basis by 25% or more for six or more consecutive months. We then evaluate the individual security based on the previously identified factors to determine the amount of the write-down, if any. As a result of our review, we did not record any other-than-temporary impairment charge during the fourth quarter of 2009. For each of the years ended December 31, 2009, 2008 and 2007 we recorded a charge of $2.9 million, $2.4 million and $0.1 million, respectively, related to the other-than-temporary impairment of certain publicly traded equity securities, a fixed income bond fund and deferred compensation assets.
Realized gains and losses on sales of securities are computed under the specific identification method. The following table presents gross realized gains and losses related to our investments.

Year Ended December 31,
(In thousands)	2009	2008	2007

Gross realized gains	$1,978	$1,884	$1,075
Gross realized losses	$(3,275)	$(4,293)	$(577)
The following table presents the breakdown of investments with unrealized losses at December 31, 2009.

	Continuous Unrealized		Continuous Unrealized
	Loss Position for Less		Loss Position for
	than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Deferred compensation plan assets	$—	$—	$160	$(8)	$160	$(8)
Municipal fixed-rate bonds	1,481	(2)	—	—	1,481	(2)
Marketable equity securities	2,428	(91)	1,834	(106)	4,262	(197)

Total	$3,909	$(93)	$1,994	$(114)	$5,903	$(207)

The decrease in unrealized losses during 2009, as reflected in the table above, primarily occurred due to the improvements in the credit markets and improved equity market conditions. At December 31, 2009, a total of 145 of our marketable equity securities were in an unrealized loss position.
The following table presents the breakdown of investments with unrealized losses at December 31, 2008.

	Continuous Unrealized		Continuous Unrealized
	Loss Position for Less		Loss Position for
	than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Deferred compensation plan assets	$2,435	$(658)	$22	$(22)	$2,457	$(680)
Municipal fixed-rate bonds	1,573	(1)	—	—	1,573	(1)
Fixed income bond fund	—	—	884	(395)	884	(395)
Marketable equity securities	5,627	(1,848)	554	(262)	6,181	(2,110)

Total	$9,635	$(2,507)	$1,460	$(679)	$11,095	$(3,186)

The increase in unrealized losses during 2008, as reflected in the table above, primarily occurred during the fourth quarter of 2008 due to the impact of strained credit markets and deteriorating equity market conditions on the value of these investments. At December 31, 2008, a total of 216 of our marketable equity securities were in an unrealized loss position.

In accordance with the Fair Value Measurements and Disclosures Topic of the FASB ASC, we have categorized our cash equivalents held in money market funds and our investments held at fair value into a three-level fair value hierarchy based on the priority of the inputs to the valuation technique for the cash equivalents and investments as follows: Level 1 - Values based on unadjusted quoted prices for identical assets or liabilities in an active market; Level 2 — Values based on quoted prices in markets that are not active or model inputs that are observable either directly or indirectly; Level 3 — Values based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs include information supplied by investees.

	Fair Value Measurements at December 31, 2009 Using
			Significant Other	Significant
		Quoted Prices in Active	Observable	Unobservable
		Markets for Identical	Inputs	Inputs
(In thousands)	Fair Value	Assets (Level 1)	(Level 2)	(Level 3)
Cash equivalents
Money market funds	$18,370	$18,370	$—	$—

Available-for-sale securities held at fair value
Deferred compensation plan assets	3,424	3,424	—	—
Corporate bonds (FDIC guaranteed)	20,414	—	20,414	—
Municipal fixed-rate bonds	141,285	—	141,285	—
Municipal variable rate demand notes	84,359	—	84,359	—
Fixed income bond fund	1,163	1,163	—	—
Marketable equity securities	33,535	33,535	—	—

Available-for-sale securities held at fair value	284,180	38,122	246,058	—

Total	$302,550	$56,492	$246,058	$—

	Fair Value Measurements at December 31, 2008 Using
			Significant Other	Significant
		Quoted Prices in Active	Observable	Unobservable
		Markets for Identical	Inputs	Inputs
(In thousands)	Fair Value	Assets (Level 1)	(Level 2)	(Level 3)
Cash equivalents
Money market funds	$25,389	$25,389	$—	$—

Available-for-sale securities held at fair value
Deferred compensation plan assets	2,457	2,457	—	—
Government agency security	1,999	—	1,999	—
Municipal fixed-rate bonds	116,943	—	116,943	—
Municipal variable rate demand notes	52,633	—	52,633	—
Fixed income bond fund	884	884	—	—
Marketable equity securities	11,644	11,644	—	—

Available-for-sale securities held at fair value	186,560	14,985	171,575	—

Total	$211,949	$40,374	$171,575	$—

Note 4 — Inventory
At December 31, 2009 and 2008, inventory was comprised of the following:

(In thousands)	2009	2008
Raw materials	$33,930	$32,591
Work in process	2,662	1,552
Finished goods	16,832	20,991
Inventory reserve	(7,750)	(7,728)

Total	$45,674	$47,406

Note 5 — Property, Plant, and Equipment
At December 31, 2009 and 2008, property, plant, and equipment were comprised of the following:

(In thousands)	2009	2008
Land	$4,263	$4,263
Building and land improvements	14,638	13,508
Building	68,495	68,495
Furniture and fixtures	15,746	15,690
Computer hardware and software	57,218	55,125
Engineering and other equipment	80,289	74,864

Total Property, Plant, and Equipment	240,649	231,945
Less accumulated depreciation	(166,340)	(156,458)

Total Property, Plant, and Equipment (net)	$74,309	$75,487

Depreciation expense was $10.0 million, $9.9 million and $10.7 million in 2009, 2008 and 2007, respectively.
Note 6 — Alabama State Industrial Development Authority Financing and Economic Incentives
In conjunction with an expansion of our Huntsville, Alabama, facility, we were approved for participation in an incentive program offered by the State of Alabama Industrial Development Authority (the “Authority”). Pursuant to the program, on January 13, 1995, the Authority issued $20.0 million of its taxable revenue bonds and loaned the proceeds from the sale of the bonds to ADTRAN. The bonds were originally purchased by AmSouth Bank of Alabama, Birmingham, Alabama (the “Bank”). Wachovia Bank, N.A., Nashville, Tennessee (formerly First Union National Bank of Tennessee) (the “Bondholder”), which was acquired by Wells Fargo & Company on December 31, 2008, purchased the original bonds from the Bank and made further advances to the Authority, bringing the total amount outstanding to $50.0 million. An Amended and Restated Taxable Revenue Bond (“Amended and Restated Bond”) was issued and the original financing agreement was amended. The Amended and Restated Bond bears interest, payable monthly. The interest rate is 5%. The Amended and Restated Bond matures on January 1, 2020. The estimated fair value of the bond at December 31, 2009 was approximately $45.8 million, based on a debt security with a comparable interest rate and maturity and a Standard & Poor’s credit rating of A+. We are required to make payments to the Authority in amounts necessary to pay the principal of and interest on the Amended and Restated Bond. Included in long-term investments at December 31, 2009 is $48.3 million which is invested in a restricted certificate of deposit. These funds serve as a collateral deposit against the principal of this bond, and ADTRAN has the right to set-off the balance of the Bond with the collateral deposit in order to reduce the balance of the indebtedness. In conjunction with this program, we are eligible to receive certain economic incentives from the state of Alabama that reduce the amount of payroll withholdings that we are required to remit to the state for those employment positions that qualify under the program. We realized $1.5 million in economic incentives for the year ended December 31, 2009 and $1.4 million for each of the years ended December 31, 2008 and 2007.
Due to continued positive cash flow from operating activities, ADTRAN made a business decision to begin an early partial redemption of the bond as evidenced by a $0.5 million principal payment in the fourth quarter of 2009, a $0.2 million principal payment in the third quarter of 2008, and a $0.5 million principal payment in the third quarter of 2007. It is our intent to make annual principal payments in addition to the interest amounts that are due. In connection with this decision, $0.5 million of the bond debt has been reclassified to a current liability in the Consolidated Balance Sheet at December 31, 2009 and 2008.
Note 7 — Income Taxes
A summary of the components of the provision for income taxes as of December 31, 2009, 2008 and 2007 is as follows:

(In thousands)	2009	2008	2007
Current
Federal	$30,756	$37,245	$38,956
State	3,615	3,350	3,270

Total current	34,371	40,595	42,226
Deferred tax benefit	(1,024)	(903)	(2,990)

Total provision for income taxes	$33,347	$39,692	$39,236

The effective income tax rate differs from the federal statutory rate due to the following:

	2009	2008	2007
Tax provision computed at the federal statutory rate	35.00%	35.00%	35.00%
State income tax provision, net of federal benefit	3.68	2.95	2.95
Federal research credits	(3.37)	(1.86)	(1.64)
Tax-exempt income	(1.05)	(1.59)	(2.43)
State tax incentives	(1.36)	(1.15)	(1.19)
Stock-based compensation	1.64	1.59	1.71
Domestic production activity deduction	(3.33)	(1.62)	(0.95)
Other, net	(0.21)	0.24	0.50

Effective tax rate	31.00%	33.56%	33.95%

Deferred income taxes on the balance sheet result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The principal components of our current and non-current deferred taxes are as follows:

(In thousands)	2009	2008
Current deferred tax assets
Accounts receivable	$46	$14
Inventory	4,682	4,656
Accrued expenses	3,875	3,959
State tax and interest expense	—	24

Total current deferred tax assets	8,603	8,653
Non-current deferred tax assets
Accrued expenses	103	55
Deferred compensation	1,364	1,249
Stock-based compensation	2,891	2,248
State tax and interest expense	1,002	900
Investments	—	2,220
Other	—	107
Foreign loss and state credit carry-forwards	5,559	1,581
Valuation allowance	(5,340)	(1,581)

Total non-current deferred tax assets	5,579	6,779

Total deferred tax assets	$14,182	$15,432

	2009	2008
Non-current deferred tax liabilities
Accumulated depreciation	$(3,809)	$(2,859)
Investments	(6,805)	—

Total non-current deferred tax liabilities	$(10,614)	$(2,859)

Net deferred tax assets	$3,568	$12,573

At December 31, 2009 and 2008, non-current deferred tax liabilities and non-current deferred tax assets, respectively, related to investments reflect deferred taxes on unrealized gains and losses on available-for-sale investments. The net change in non-current deferred taxes associated with these investments, a deferred tax provision of $9.8 million in 2009 and a deferred tax benefit of $2.9 million in 2008, is recorded as an adjustment to other comprehensive income, presented in the Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income.
We have foreign loss and state credit carry-forwards of $5.6 million which will expire between 2014 and 2029. These carry-forwards were caused by tax credits in excess of our annual tax liabilities to an individual state where we no longer generate sufficient state income and net operating loss carry-forwards acquired through the acquisition of a foreign entity. In accordance with the Income Taxes Topic of the FASB ASC, we believe it is more likely than not that we will not realize the full benefits of the deferred tax asset arising from these losses and credits, and accordingly, have provided a valuation allowance against these assets. We do not provide for U.S. income tax on undistributed earnings of our foreign operations, whose earnings are intended to be permanently reinvested. For years ended December 31, 2009, 2008 and 2007, foreign profits before income taxes were not material.
During 2009, 2008 and 2007, we recorded an income tax benefit of $1.5 million, $1.0 million and $4.4 million, respectively, as an adjustment to equity in accordance with the Stock Compensation Topic of the FASB ASC. This deduction is calculated on the difference between the exercise price of stock option exercises and the market price of the underlying common stock upon exercise. For the years ended December 31, 2009, 2008 and 2007, approximately 62%, 64% and 52%, respectively, of the income tax deduction related to disqualifying dispositions of shares acquired upon exercise of incentive stock options and 38%, 36% and 48%, respectively, related to non-qualified stock options.

On January 1, 2007, ADTRAN adopted the revised authoritative guidance for income taxes, which requires a company to recognize the benefit of a tax position in its financial statements only if that position is “more likely than not” of being sustained on an audit basis solely on the technical merit of the position. The adoption of this guidance resulted in a decrease to stockholders’ equity of $1.2 million on January 1, 2007 for unrecognized tax expense, of which $0.5 million was related to estimated interest and penalties. The change in the unrecognized income tax benefits for 2009, 2008 and 2007 is reconciled below:

	2009 Gross	2008 Gross	2007 Gross
	Unrecognized	Unrecognized	Unrecognized
	Income Tax	Income Tax	Income Tax
(In thousands)	Benefit	Benefit	Benefit
Unrecognized income tax benefit as of January 1, 2009, 2008 and 2007, respectively	$2,775	$2,645	$2,153
Increases for tax position related to:
Prior years	390	159	633
Current year	610	718	411
Decreases for tax positions related to:
Prior years	(1)	(119)	(50)
Current year	—	—	—
Settlements with taxing authorities	(413)	(49)	(502)
Expiration of applicable statute of limitations	(442)	(579)	—

Unrecognized income tax benefit as of December 31, 2009, 2008 and 2007, respectively	$2,919	$2,775	$2,645

As of December 31, 2009, 2008, and 2007, our total liability for unrecognized tax benefits was $2.9 million, $2.8 million, and $2.6 million, respectively, of which $2.3 million, $2.2 million, and $2.1 million, respectively, would reduce our effective tax rate if we were successful in upholding all of the uncertain positions and recognized the amounts recorded. We classify interest and penalties recognized on the liability for unrecognized tax benefits as income tax expense. The balances of accrued interest and penalties were $1.2 million as of December 31, 2009 and 2008, and $1.1 million as of December 31, 2007.
We do not anticipate a single tax position generating a significant increase or decrease in our liability for unrecognized tax benefits within 12 months of this reporting date. We file income tax returns in the U.S. federal and various state jurisdictions and several foreign jurisdictions. We are currently under audit by the Internal Revenue Service for the 2006 and 2007 tax years and have been audited by the State of Alabama through the 2007 tax year. Generally, we are not subject to changes in income taxes by any taxing jurisdiction for the years prior to 2006.
Note 8 — Employee Benefit Plans
401(k) Savings Plan
We maintain the ADTRAN, Inc. 401(k) Retirement Plan (Savings Plan) for the benefit of our eligible employees. The Savings Plan is intended to qualify under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended (Code), and is intended to be a “safe harbor” 401(k) plan under Code Section 401(k)(12). The Savings Plan allows employees to save for retirement by contributing part of their compensation to the plan on a tax-deferred basis. The Savings Plan also requires us to contribute a “safe harbor” amount each year. In 2007, we contributed an amount equal to 3% of compensation for eligible employees who had completed a year of service by the end of the year. Beginning January 1, 2008, we changed our contribution such that we matched up to 4% of employee contributions (100% of an employee’s first 3% of contributions and 50% of their next 2% of contributions), beginning on the employee’s one year anniversary date. In calculating our matching contribution, we only use compensation up to the statutory maximum under the Code ($245 thousand for 2009). All contributions under the Savings Plan are 100% vested. Expenses recorded for employer contributions and plan administration costs for the Savings Plan amounted to approximately $4.2 million, $3.9 million and $3.1 million in 2009, 2008 and 2007, respectively.

Deferred Compensation Plan
We maintain the ADTRAN, Inc. Deferred Compensation Plan (Deferred Compensation Plan). This plan is offered as a supplement to our tax-qualified 401(k) plan and is available to our management and highly compensated employees who have been designated by our Board of Directors. The deferred compensation plan allows participants to defer all or a portion of certain specified bonuses and up to 25% of remaining cash compensation, and permits us to make matching contributions on a discretionary basis, without the limitations that apply to the 401(k) plan. To date, we have not made any matching contributions under this plan. We have set aside the plan assets in a rabbi trust (Trust) and all contributions are credited to bookkeeping accounts for the participants. The Trust assets are subject to the claims of our creditors in the event of bankruptcy or insolvency. The assets of the Trust are deemed to be invested in pre-approved mutual funds as directed by each participant, and the participant’s bookkeeping account is credited with the earnings and losses attributable to those investments. None of the Trust assets are invested in shares of ADTRAN common stock. Benefits are usually distributed six months after termination of employment in a single lump sum cash payment. We account for the deferred compensation plan in accordance with the Compensation Topic of the FASB ASC.
Assets of the Trust are deemed invested in mutual funds that cover an investment spectrum ranging from equities to money market instruments. These mutual funds are publicly quoted and reported at fair value. We account for these investments in accordance with the Investments in Debt and Equity Securities Topic of the FASB ASC. The fair value of the assets held by the Trust and the amounts payable to the plan participants are as follows:

(In thousands)	2009	2008
Fair Value of Plan Assets
Short-term Investments	$—	$—
Long-term Investments	3,424	2,457

Total Fair Value of Plan Assets	$3,424	$2,457

Amounts Payable to Plan Participants
Current Liabilities	$—	$—
Non-current Liabilities	3,424	2,457

Total Amounts Payable to Plan Participants	$3,424	$2,457

In accordance with the Compensation Topic of the FASB ASC, changes in the fair value of the plan assets held by the Trust have been included as other income in the accompanying 2009 and 2008 Consolidated Statements of Income and in other comprehensive income in the accompanying 2009 and 2008 Consolidated Balance Sheets. Changes in the fair value of the deferred compensation liability are included as selling, general and administrative expense in the accompanying 2009, 2008 and 2007 Consolidated Statements of Income. Based on the changes in the total fair value of the Trust’s assets, we recorded deferred compensation adjustments in 2009, 2008 and 2007 of $0.6 million, $(0.9) million and $0.3 million, respectively.
Retiree Medical Coverage
We provide medical, dental and prescription drug coverage to one retired former officer and his spouse, for his life, on the same terms as provided to our active officers, and to the spouse of a former deceased officer for up to 30 years. This liability totaled $0.2 million at December 31, 2009 and 2008.
Note 9 — Segment Information and Major Customers
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
The following table presents information about the reported sales and gross profit of our reportable segments for each of the years ended December 31, 2009, 2008 and 2007. Asset information by reportable segment is not reported, since ADTRAN does not produce such information internally.
Sales and Gross Profit by Market Segment

	2009		2008		2007
(In thousands)	Sales	Gross Profit	Sales	Gross Profit	Sales	Gross Profit
Carrier Networks	$371,349	$219,681	$392,219	$236,168	$358,023	$212,818
Enterprise Networks	112,836	67,281	108,457	62,737	118,755	70,168

	$484,185	$286,962	$500,676	$298,905	$476,778	$282,986

Sales by Product
Our three major product categories are Carrier Systems, Business Networking and Loop Access.
Carrier Systems products are used by communications service providers to provide last mile access in support of data, voice and video services to consumers and enterprises. The Carrier Systems category includes our broadband access products comprised of Total Access® 5000 multi-service access and aggregation platform products, Total Access 1100/1200 Series Fiber-To-The-Node (FTTN) products, and Digital Subscriber Line Access Multiplexer (DSLAM) products. Our broadband access products are used by service providers to deliver high-speed Internet access, Voice over Internet Protocol (VoIP), IP Television (IPTV), and/or Ethernet services from the central office or remote terminal locations to customer premises. The Carrier Systems category also includes our optical access products. These products consist of optical access multiplexers including our family of OPTI products. Optical access products are used to deliver higher bandwidth services, or to aggregate large numbers of low bandwidth services for transportation across fiber optic infrastructure. Total Access 1500 products, 303 concentrator products, M13 multiplexer products, and mobile backhaul products are also included in the Carrier Systems product category
Business Networking products provide access to telecommunication services, facilitating the delivery of converged services and Unified Communications to the SMB and Enterprise markets. The Business Networking category includes Internetworking products, Optical Network Terminals (ONTs), and Integrated Access Devices (IADs). Internetworking products consist of our Total Access IP Business Gateways and NetVanta product lines. NetVanta products include multi-service routers, managed Ethernet switches, IP Private Branch Exchange (PBX) products, IP phone products, Unified Communications solutions, and Carrier Ethernet Network Terminating Equipment.
Loop Access products are used by carrier and enterprise customers for access to copper-based telecommunications networks. The Loop Access category includes products such as: Digital Data Service (DDS) and Integrated Services Digital Network (Total Reach) products, High bit-rate Digital Subscriber Line (HDSL) products including Total Access 3000 HDSL and Time Division Multiplexed-Symmetrical HDSL (TDM-SHDSL) products, T1/E1/T3, Channel Service Units/Data Service Units, and TRACER fixed wireless products.
The table below presents sales information by product category for the years ended December 31, 2009, 2008 and 2007:

(In thousands)	2009	2008	2007
Carrier Systems	$215,715	$206,225	$179,769
Business Networking	100,451	89,577	88,329
Loop Access	168,019	204,874	208,680

Total	$484,185	$500,676	$476,778

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
The table below presents subcategory revenues for the years ended December 31, 2009, 2008 and 2007:

(In thousands)	2009	2008	2007
Growth Products
Broadband Access (included in Carrier Systems)	$111,470	$102,335	$83,951
Optical Access (included in Carrier Systems)	60,596	53,844	43,109
Internetworking (NetVanta® & Multi-service Access Gateways) (included in Business Networking)	79,979	65,791	53,381

Total	$252,045	$221,970	$180,441
Traditional Products
HDSL (does not include T1) (included in Loop Access)	150,276	179,814	173,550
Other products (excluding HDSL)	81,864	98,892	122,787

Total	$232,140	$278,706	$296,337

Total	$484,185	$500,676	$476,778

Sales by Geographic Region
The following is sales information by geographic area for the years ended December 31, 2009, 2008 and 2007. International sales correlate to shipments with a non-U.S. destination.

(In thousands)	2009	2008	2007
United States	$456,402	$470,563	$437,159
International	27,783	30,113	39,619

Total	$484,185	$500,676	$476,778

Single customers comprising more than 10% of our revenue in 2009 include AT&T Inc. at 22%, Qwest Communications International, Inc. at 19%, and Verizon Communications, Inc. at 11%. Single customers comprising more than 10% of our revenue in 2008 include AT&T Inc. at 24%, Qwest Communications International, Inc. at 16%, Verizon Communications, Inc. at 12%, and Embarq Corporation (formerly Sprint Corporation) at 10%. Single customers comprising more than 10% of our revenue in 2007 included AT&T Inc. at 23%, Qwest Communications International, Inc. at 13%, Embarq Corporation at 12%, and Verizon Communications, Inc. at 12%. No other customer accounted for 10% or more of our sales in 2009, 2008 or 2007.
Sales to domestic incumbent local exchange carriers (ILECs) amounted to approximately 57%, 62% and 60% of total sales during the years ended December 31, 2009, 2008 and 2007, respectively. In addition, a significant portion of our products are sold directly to distributors and certain value-added resellers, which accounted for approximately 30%, 26% and 26% of our revenue for each of the years ended December 31, 2009, 2008 and 2007, respectively.
As of December 31, 2009, long-lived assets, net totaled $74.3 million, which includes $73.9 million held in the United States and $0.4 million held outside the United States. As of December 31, 2008, long-lived assets, net, totaled $75.5 million, which includes $75.3 million held in the United States and $0.2 million held outside the United States.
Note 10 — Commitments and Contingencies
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
We lease office space and equipment under operating leases which expire at various dates through 2013. As of December 31, 2009, future minimum rental payments under non-cancelable operating leases with original maturities of greater than 12 months are approximately as follows:

(In thousands)
2010	$1,335
2011	664
2012	304
2013	18

Total	$2,321

Rental expense was approximately $1.5 million for each of the years ended December 31, 2009, 2008 and 2007.
Note 11 — Earnings Per Share
A summary of the calculation of basic and diluted earnings per share (EPS) for the years ended December 31, 2009, 2008 and 2007 is as follows:

	Year Ended
(In thousands, except for per share amounts)	2009	2008	2007
Numerator
Net Income	$74,221	$78,581	$76,335

Denominator
Weighted average number of shares — basic	62,459	63,549	67,848
Effect of dilutive securities — stock options	897	859	1,364

Weighted average number of shares — diluted	63,356	64,408	69,212

Net income per share — basic	$1.19	$1.24	$1.13
Net income per share — diluted	$1.17	$1.22	$1.10

For each of the years ended December 31, 2009, 2008 and 2007, 3.5 million stock options were outstanding but were not included in the computation of that year’s diluted EPS because the options’ exercise prices were greater than the average market price of the common shares, therefore making them anti-dilutive under the treasury stock method.
Note 12 — Summarized Quarterly Financial Data (Unaudited)
The following table presents unaudited quarterly operating results for each of our last eight fiscal quarters. This information has been prepared on a basis consistent with our audited financial statements and includes all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the data.
Unaudited Quarterly Operating Results
(In thousands, except for per share amounts)

Three Months Ended	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Net sales	$110,364	$121,528	$128,062	$124,231
Gross profit	$67,460	$71,690	$74,457	$73,355
Operating income	$22,901	$26,135	$28,959	$26,236
Net income	$15,184	$18,839	$21,583	$18,615
Earnings per common share	$0.24	$0.30	$0.34	$0.30
Earnings per common share assuming dilution (1)	$0.24	$0.30	$0.34	$0.29

Three Months Ended	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Net sales	$119,885	$131,183	$137,195	$112,413
Gross profit	$70,240	$79,394	$81,683	$67,588
Operating income	$25,140	$33,470	$33,678	$21,512
Net income	$17,047	$22,414	$22,411	$16,709
Earnings per common share	$0.26	$0.35	$0.36	$0.27
Earnings per common share assuming dilution (1)	$0.26	$0.34	$0.35	$0.27

(1)	Assumes exercise of dilutive stock options calculated under the treasury stock method.
Note 13 — Related Party Transactions
We employ the law firm of our director emeritus for legal services. All bills for services rendered by this firm are reviewed and approved by our chief financial officer. We believe that the fees for such services are reasonable and comparable to those charged by other firms for services rendered to us. We paid $0.1 million during each of the years ended December 31, 2009, 2008 and 2007 for these legal services.
Note 14 — Subsequent Events
On January 19, 2010, the Board declared a quarterly cash dividend of $0.09 per common share to be paid to stockholders of record at the close of business on February 4, 2010. The quarterly dividend payment was $5.6 million and was paid on February 18, 2010. In July 2003, our Board of Directors elected to begin declaring quarterly dividends on our common stock considering the tax treatment of dividends and adequate levels of Company liquidity.
During the first quarter of 2010 and as of February 26, 2010, ADTRAN repurchased 0.5 million shares of its common stock through open market purchases at an average cost of $21.62 per share and has the authority to repurchase an additional 2.2 million shares under the plan approved by the Board of Directors on April 14, 2008.
We have evaluated subsequent events through February 26, 2010, the date the financial statements were issued.

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
Information relating to nominees for director of ADTRAN and compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the captions “Proposal 1-Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance,” respectively, in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 5, 2010. Such information is incorporated herein by reference. The definitive Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2009. Information relating to the executive officers of ADTRAN, pursuant to Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K, is set forth at Part I, Item 4A of this report under the caption “Executive Officers of the Registrant.” This information is incorporated herein by reference.
Code of Ethics
We have adopted the ADTRAN, Inc. Code of Business Conduct and Ethics, which applies to all employees, officers and directors of ADTRAN. The Code of Business Conduct and Ethics meets the requirements of a “code of ethics” as defined by Item 406 of Regulation S-K, and applies to our Chief Executive Officer, Chief Financial Officer (who is both our principal financial and principal accounting officer), as well as all other employees, as indicated above. The Code of Business Conduct and Ethics also meets the requirements of a code of conduct under Nasdaq listing standards. The Code of Business Conduct and Ethics is posted on our website at www.adtran.com under the links “Investor Relations — Corporate Governance — ADTRAN Code of Business Conduct and Ethics.” We intend to disclose any amendments to the Code of Business Conduct and Ethics, as well as any waivers for executive officers or directors, on our website at www.adtran.com.

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

Consolidated Balance Sheets as of December 31, 2009 and 2008

Consolidated Statements of Income for the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Changes in Stockholders’ Equity and Other Comprehensive Income for the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007

Notes to Consolidated Financial Statements

2. Consolidated Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 26, 2010.

ADTRAN, Inc. (Registrant)
By:	/s/ James E. Matthews
James E. Matthews
Senior Vice President — Finance, Chief Financial Officer, Treasurer, Secretary and Director (Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 26, 2010.

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

James E. Matthews as Attorney in Fact

ADTRAN, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C	Column D	Column E	Column F
	Balance at	Assumed	Charged to		Balance at
	Beginning	on	Costs &		End of
(In thousands)	of Period	Acquisition	Expenses	Deductions	Period
Year ended December 31, 2009
Allowance for Doubtful Accounts	$38	3	102	5	$138
Inventory Reserve	$7,728	—	1,681	1,659	$7,750
Warranty Liability	$2,812	—	2,665	2,644	$2,833
Deferred Tax Asset Valuation Allowance	$1,581	3,549	251	41	$5,340

Year ended December 31, 2008
Allowance for Doubtful Accounts	$109	—	(18)	53	$38
Inventory Reserve	$6,424	—	2,261	957	$7,728
Warranty Liability	$2,944	—	2,261	2,393	$2,812
Deferred Tax Asset Valuation Allowance	$1,236	—	345	—	$1,581

Year ended December 31, 2007
Allowance for Doubtful Accounts	$210	—	108	209	$109
Inventory Reserve	$7,042	—	939	1,557	$6,424
Warranty Liability	$3,045	—	1,822	1,923	$2,944
Deferred Tax Asset Valuation Allowance	$1,187	—	49	—	$1,236

ADTRAN, INC.
INDEX OF EXHIBITS

Exhibit
Number	Description

3.1	Certificate of Incorporation, as amended (Exhibit 3.1 to ADTRAN’s Registration Statement on Form S-1, No. 33-81062 (the “Form S-1 Registration Statement”)).

3.2	Bylaws, as amended (Exhibit 3.1 to ADTRAN’s Current Report on Form 8-K filed October 16, 2007).

10.1	Documents relative to the $50,000,000 Taxable Revenue Bond, Series 1995 (ADTRAN, Inc. Project) issued by the Alabama State Industrial Development Authority, consisting of the following:

	(a)	First Amended and Restated Financing Agreement dated April 25, 1997, among the State Industrial Development Authority, a public corporation organized under the laws of the State of Alabama (the “Authority”), ADTRAN and First Union National Bank of Tennessee, a national banking corporation (the “Bondholder”) (Exhibit 10.1(a) to ADTRAN’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (the “1997 Form 10-Q”)).

	(b)	First Amended and Restated Loan Agreement dated April 25, 1997, between the Authority and ADTRAN (Exhibit 10.1(b) to the 1997 Form 10-Q).

	(c)	First Amended and Restated Specimen Taxable Revenue Bond, Series 1995 (ADTRAN, Inc. Project) (Exhibit 10.1(c) to the 1997 Form 10-Q).

	(d)	First Amended and Restated Specimen Note from ADTRAN to the Bondholder, dated April 25, 1997 (Exhibit 10.1(d) to the 1997 Form 10-Q).

	(e)	Amended and Restated Investment Agreement dated January 3, 2002 between ADTRAN and First Union National Bank (successor-in-interest to First Union National Bank of Tennessee (the “Successor Bondholder”)) (Exhibit 10.1(e) to ADTRAN’s Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 Form 10-K”)).

	(f)	Resolution of the Authority authorizing the amendment of certain documents, dated April 25, 1997, relating to the $50,000,000 Taxable Revenue Bond, Series 1995 (ADTRAN, Inc. Project) (Exhibit 10.1(f) to the 1997 Form 10-Q).

	(g)	Resolution of ADTRAN authorizing the First Amended and Restated Financing Agreement, the First Amended and Restated Loan Agreement, the First Amended and Restated Note, and the Investment Agreement (Exhibit 10.1(g) to the 1997 Form 10-Q).

	(h)	Amendment to First Amended and Restated Financing Agreement and First Amended and Restated Loan Agreement dated January 3, 2002 between ADTRAN and the Successor Bondholder (Exhibit 10.1(h) to the 2002 Form 10-K).

10.2	Tax Indemnification Agreement dated July 1, 1994 by and among ADTRAN and the stockholders of ADTRAN prior to ADTRAN’s initial public offering of Common Stock (Exhibit 10.5 to the 1994 Form 10-K).

Exhibit
Number	Description

10.3	Management Contracts and Compensation Plans:

	(a)	Amended and Restated 1996 Employees Incentive Stock Option Plan, as amended by the First, Second and Third Amendments thereto (Exhibit 10.3(a) to the 2002 Form 10-K).

	(b)	Amended and Restated 1995 Directors Stock Option Plan, as amended by the First and Second Amendments thereto (Exhibit 10.3(b) to the 2002 Form 10-K).

	(c)	Third Amendment to the Amended and Restated 1995 Directors Stock Option Plan (Exhibit 10.3(c) to ADTRAN’s Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 Form 10-K”)).

	(d)	ADTRAN, Inc. Deferred Compensation Plan, as amended and restated as of January 1, 2008. *

	(e)	ADTRAN, Inc. Management Incentive Bonus Plan (Exhibit 10.1 to ADTRAN’s Form 8-K on February 3, 2006).

	(f)	ADTRAN, Inc. 2006 Employee Stock Incentive Plan (Exhibit 4.1 to ADTRAN’s Registration Statement on Form S-8 (File No. 333-133927) filed on May 9, 2006).

	(g)	First Amendment to the ADTRAN Inc. 2006 Employee Stock Incentive Plan (Exhibit 10.3(h) to ADTRAN’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”)).

	(h)	Form of Nonqualified Stock Option Agreement under the 2006 Employee Stock Incentive Plan (Exhibit 10.1 to ADTRAN’s Form 8-K filed June 8, 2006).

	(i)	Form of Incentive Stock Option Agreement under the 2006 Employee Stock Incentive Plan (Exhibit 10.2 to ADTRAN’s Form 8-K filed June 8, 2006).

	(j)	ADTRAN, Inc. 2005 Directors Stock Option Plan (Exhibit 10.1 to ADTRAN’s Form 8-K filed on May 20, 2005).

	(k)	First Amendment to the ADTRAN, Inc. 2005 Directors Stock Option Plan (Exhibit 10.3(l) to the 2007 Form 10-K).

	(l)	Summary of Non-Employee Director Compensation (Exhibit 10.3(k) to ADTRAN’s Form 10-K filed on February 28, 2007).

	(m)	Form of Performance Shares Agreement under the ADTRAN, Inc. 2006 Employee Stock Incentive Plan (Exhibit 10.1 to ADTRAN’s Form 8-K filed on November 6, 2008).

*21	Subsidiaries of ADTRAN.

*23	Consent of PricewaterhouseCoopers LLP.

*24	Powers of Attorney.

*31	Rule 13a-14(a)/15d-14(a) Certifications.

*32	Section 1350 Certifications.

*	Filed herewith