Form 10-Q
period 2010-03-31
ADTRAN INC
filed 2010-05-03
CIK 926282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2010
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

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller Reporting Company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date:

Class	Outstanding at April 23, 2010
Common Stock, $.01 Par Value	62,153,966 shares

ADTRAN, INC.
Quarterly Report on Form 10-Q
For the Three Months Ended March 31, 2010
FORWARD LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of ADTRAN. ADTRAN and its representatives may from time to time make written or oral forward-looking statements, including statements contained in this report, our other filings with the Securities and Exchange Commission (SEC) and other communications with our stockholders. Generally, the words, “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “may,” “could” and similar expressions identify forward-looking statements. We caution you that any forward-looking statements made by us or on our behalf are subject to uncertainties and other factors that could cause such statements to be wrong. A list of factors that could materially affect our business, financial condition or operating results is included under “Factors that Could Affect Our Future Results” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 2 of Part I of this report. They have also been discussed in Item 1A of Part I in our most recent Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 26, 2010 with the SEC. Though we have attempted to list comprehensively these important factors, we caution investors that other factors may prove to be important in the future in affecting our operating results. New factors emerge from time to time, and it is not possible for us to predict all of these factors, nor can we assess the impact each factor or a combination of factors may have on our business.
You are further cautioned not to place undue reliance on these forward-looking statements because they speak only of our views as of the date that the statements were made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ADTRAN, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$26,939	$24,135
Short-term investments	137,284	172,469
Accounts receivable, less allowance for doubtful accounts of $202 at March 31, 2010 and $138 at December 31, 2009	74,140	68,044
Other receivables	10,052	4,097
Inventory	47,799	45,674
Prepaid expenses	3,118	2,795
Deferred tax assets, net	8,787	8,603

Total current assets	308,119	325,817

Property, plant and equipment, net	74,132	74,309
Other assets	2,133	2,168
Long-term investments	214,616	162,169

Total assets	$599,000	$564,463

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$34,771	$25,782
Unearned revenue	8,282	7,138
Accrued expenses	4,808	4,202
Accrued wages and benefits	10,077	7,634
Income tax payable, net	11,705	3,017

Total current liabilities	69,643	47,773

Deferred tax liabilities, net	6,192	5,035
Other non-current liabilities	11,413	11,390
Bonds payable	47,750	47,750

Total liabilities	134,998	111,948

Commitments and contingencies (see Note 11)

Stockholders’ Equity
Common stock, par value $0.01 per share; 200,000 shares authorized; 79,652 shares issued at March 31, 2010 and December 31, 2009	797	797
Additional paid-in capital	183,366	181,240
Accumulated other comprehensive income	22,591	17,853
Retained earnings	660,598	649,256
Less treasury stock at cost: 17,711 shares at March 31, 2010 and 17,392 shares at December 31, 2009	(403,350)	(396,631)

Total stockholders’ equity	464,002	452,515

Total liabilities and stockholders’ equity	$599,000	$564,463

See notes to consolidated financial statements

ADTRAN, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2010	2009

Sales	$127,027	$110,364
Cost of sales	51,699	42,904

Gross profit	75,328	67,460

Selling, general and administrative expenses	27,204	23,697
Research and development expenses	22,779	20,862

Operating income	25,345	22,901

Interest and dividend income	1,527	1,638
Interest expense	(603)	(603)
Net realized investment gain (loss)	2,192	(3,198)
Other expense, net	(187)	(135)

Income before provision for income taxes	28,274	20,603

Provision for income taxes	(10,080)	(5,419)

Net income	$18,194	$15,184

Weighted average shares outstanding — basic	61,999	62,123

Weighted average shares outstanding — diluted	63,060	62,586

Earnings per common share — basic	$0.29	$0.24

Earnings per common share — diluted	$0.29	$0.24

Dividend per share	$0.09	$0.09
See notes to consolidated financial statements

ADTRAN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net income	$18,194	$15,184
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,593	2,507
Amortization of net premium on available-for-sale investments	1,102	803
Net realized (gain) loss on long-term investments	(2,192)	3,198
Net (gain) loss on disposal of property, plant and equipment	(3)	1
Stock-based compensation expense	1,689	1,819
Deferred income taxes	(1,768)	(1,765)
Tax benefit from stock option exercises	437	(41)
Excess tax benefits from stock-based compensation arrangements	(373)	37
Changes in operating assets and liabilities:
Accounts receivable, net	(6,096)	(4,086)
Other receivables	(5,955)	(355)
Inventory	(2,125)	(2,285)
Prepaid expenses and other assets	(371)	313
Accounts payable	8,989	2,923
Accrued expenses and other liabilities	4,211	(33)
Income tax payable, net	8,688	6,248

Net cash provided by operating activities	27,020	24,468

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,329)	(2,356)
Proceeds from sales and maturities of available-for-sale investments	56,095	63,741
Purchases of available-for-sale investments	(64,956)	(66,772)

Net cash used in investing activities	(11,190)	(5,387)

Cash flows from financing activities:
Proceeds from stock option exercises	2,340	49
Purchases of treasury stock	(10,330)	(1,430)
Dividend payments	(5,577)	(5,568)
Excess tax benefits from stock-based compensation arrangements	373	(37)

Net cash used in financing activities	(13,194)	(6,986)

Net increase in cash and cash equivalents	2,636	12,095
Effect of exchange rate changes	168	9
Cash and cash equivalents, beginning of period	24,135	41,909

Cash and cash equivalents, end of period	$26,939	$54,013

See notes to consolidated financial statements

ADTRAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except per share amounts)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited consolidated financial statements of ADTRAN®, Inc. and its subsidiaries (ADTRAN) have been prepared pursuant to the rules and regulations for reporting on Quarterly Reports on Form 10-Q. Accordingly, certain information and notes required by generally accepted accounting principles for complete financial statements are not included herein. The December 31, 2009 Consolidated Balance Sheet is derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.
In the opinion of management, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature. The results of operations for an interim period are not necessarily indicative of the results for the full year. The interim statements should be read in conjunction with the financial statements and notes thereto included in ADTRAN’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on February 26, 2010 with the SEC.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expense during the reporting period. Our more significant estimates include the allowance for doubtful accounts, obsolete and excess inventory reserves, warranty reserves, customer rebates, allowance for sales returns, determination of the deferred revenue components of multiple element sales agreements, estimated income tax contingencies, the fair value of stock-based compensation, and the evaluation of other-than-temporary declines in the value of investments. Actual amounts could differ significantly from these estimates.
Recent Accounting Pronouncements
In October 2009, the Financial Accounting Standards Board (FASB) issued Update No. 2009-13, which amends the Revenue Recognition topic of the FASB Accounting Standards Codification (Codification). This update provides amendments to the criteria in Subtopic 605-25 of the Codification for separating consideration in multiple-deliverable arrangements. As a result of those amendments, multiple-deliverable arrangements will be separated in more circumstances than under existing U.S. GAAP. The amendments establish a selling price hierarchy for determining the selling price of a deliverable and will replace the term fair value in the revenue allocation guidance with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. The amendments will also eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and will require that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. These amendments will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We do not expect the adoption of this amendment will have a material impact on our consolidated results of operations or financial condition.
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

During the first quarter of 2010, we adopted the following accounting standards, which had no material effect on our consolidated results of operations or financial condition:
In January 2010, the FASB issued Update No. 2010-06, which amends the Fair Value Measurements and Disclosures topic of the Codification. The amendments in this update require new disclosures about transfers in and out of Level 1 and Level 2 fair value measurements and the activity in Level 3 fair value measurements and, in addition, clarify existing disclosures required for levels of disaggregation and inputs and valuation techniques. These amendments will be effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about activity in Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We adopted this amendment for the period ended March 31, 2010, and we have provided the disclosures required for the period ended March 31, 2010.
In February 2010, the FASB issued Update No. 2010-09, which amends the Subsequent Events topic of the Codification. The amendments in this update require entities that are SEC filers to evaluate subsequent events through the date that the financial statements are issued. Additionally, SEC filers are no longer required to disclose the date through which subsequent events were evaluated. The amendments in this update were effective upon issuance. We adopted this amendment for the period ended March 31, 2010, and we have provided the disclosures required for the period ended March 31, 2010.
2. INCOME TAXES
Our effective tax rate increased from 26.3% in the three months ended March 31, 2009 to 35.7% in the three months ended March 31, 2010. The increase is primarily due to a one-time tax benefit of $1.7 million recorded in the first quarter of 2009, which decreased our effective tax rate by 8.3 percentage points. The $1.7 million benefit resulted from a review of our deduction for manufacturer’s domestic production activities for the years 2005, 2006 and 2007 under Internal Revenue Code Section 199, which was completed during the first quarter of 2009. Amended income tax returns were filed during the first quarter of 2009 in association with this benefit. In addition, the manufacturer’s domestic production activities deduction increased from six percent in 2009 to nine percent in 2010, resulting in approximately a 1.0 percentage point decrease in our rate for the first quarter of 2010. The tax provision for the first quarter of 2009 also included the benefit from the research and development tax credit. The tax provision rate for the first quarter of 2010 did not include a benefit from the research and development tax credit, which expired on December 31, 2009. The exclusion of the benefit from the research and development tax credits resulted in approximately a 2.0 percentage point increase in our effective tax rate in the first quarter of 2010.

3. STOCK-BASED COMPENSATION
The following table summarizes the stock-based compensation expense related to stock options and restricted stock units (RSUs) under the Stock Compensation Topic of the FASB Codification for the three months ended March 31, 2010 and 2009, which was recognized as follows:

	Three Months Ended
	March 31,
(In thousands)	2010	2009

Stock-based compensation expense included in cost of sales	$68	$71

Selling, general and administrative expense	750	828
Research and development expense	871	920

Stock-based compensation expense included in operating expenses	1,621	1,748

Total stock-based compensation expense	1,689	1,819
Tax benefit for expense associated with non-qualified options	(177)	(185)

Total stock-based compensation expense, net of tax	$1,512	$1,634

The fair value of our stock options was estimated using the Black-Scholes model. The determination of the fair value of stock options on the date of grant using the Black-Scholes model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables that may have a significant impact on the fair value estimate.
The weighted-average assumptions and value of options granted for the three months ended March 31, 2010 and 2009 are summarized as follows:

	Three Months Ended
	March 31,
	2010	2009
Expected volatility	41.29%	42.79%
Risk-free interest rate	2.52%	1.45%
Expected dividend yield	1.59%	2.35%
Expected life (in years)	5.22	4.88
Weighted-average estimated value	$7.86	$4.77
ADTRAN uses the Monte Carlo Simulation valuation technique to value its RSUs. No RSUs were granted to employees during the three months ended March 31, 2010 or 2009.
Stock-based compensation expense recognized in our Consolidated Statements of Income for the three months ended March 31, 2010 and 2009 is based on options and RSUs ultimately expected to vest, and has been reduced for estimated forfeitures. Estimated forfeitures for stock options were based upon historical experience and approximate 4% annually. We estimated a 0% forfeiture rate for our RSUs due to the limited number of recipients and lack of historical experience for these awards.
As of March 31, 2010, total compensation cost related to non-vested stock options and RSUs not yet recognized was approximately $14.8 million, which is expected to be recognized over an average remaining recognition period of 2.7 years.

The following schedule summarizes the activity in our stock option plans for the three months ended March 31, 2010:

			Weighted Avg.
			Remaining	Aggregate
	Number of	Weighted Avg.	Contractual	Intrinsic
(In thousands, except per share amounts)	Options	Exercise Price	Life In years	Value
Options outstanding, December 31, 2009	6,916	$20.42	6.05	$25,719
Options granted	11	$22.58
Options cancelled/forfeited	(8)	$23.63
Options exercised	(159)	$14.73

Options outstanding, March 31, 2010	6,760	$20.54	5.86	$45,427

Options exercisable, March 31, 2010	4,441	$20.35	4.39	$32,369

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (the difference between ADTRAN’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2010. The aggregate intrinsic value will change based on the fair market value of ADTRAN’s stock. The total pre-tax intrinsic value of options exercised during the three month period ended March 31, 2010 was $1.7 million.
4. INVESTMENTS
At March 31, 2010, we held the following securities and investments, recorded at either fair value or cost.

				Fair Value /
	Amortized	Gross Unrealized		Carrying
(In thousands)	Cost	Gains	Losses	Value

Deferred compensation plan assets	$3,003	$627	$(3)	$3,627
Corporate bonds (FDIC guaranteed)	40,394	558	—	40,952
Municipal fixed rate bonds	144,621	579	(97)	145,103
Municipal variable rate demand notes	69,195	—	—	69,195
Fixed income bond fund	867	330	—	1,197
Marketable equity securities	10,237	31,308	(177)	41,368

Available-for-sale securities held at fair value	$268,317	$33,402	$(277)	$301,442

Restricted investment held at cost				48,250
Other investments held at cost				2,208

Total carrying value of available-for-sale investments				$351,900

At March 31, 2010, we held $3.6 million of deferred compensation plan assets, carried at fair value.
At March 31, 2010, we held $41.0 million of corporate bonds issued by various banks that are guaranteed by the Federal Deposit Insurance Corporation (FDIC). These bonds are classified as available-for-sale and had an average duration of 2.15 years at March 31, 2010. All of these bonds had a credit rating of AAA at March 31, 2010.
At March 31, 2010, we held $145.1 million of municipal fixed-rate bonds. At March 31, 2010, approximately 42% of our municipal fixed-rate bond portfolio had a credit rating of AAA, 51% had a credit rating of AA, and 7% had a credit rating of A. These bonds are classified as available-for-sale investments and had an average duration of 1.18 years at March 31, 2010. Because our bond portfolio has a high quality rating and contractual maturities of a short duration, we are able to obtain prices for these bonds derived from observable market inputs, or for similar securities traded in an active market, on a daily basis.

At March 31, 2010, we held $69.2 million of municipal variable rate demand notes, all of which are classified as available-for-sale short-term investments. At March 31, 2010, 98% of our municipal variable rate demand notes had a credit rating of VMIG-1 or A-1+ with the remaining 2% rated A-1, and all contained put options of seven days. Despite the long-term nature of their stated contractual maturities, we believe that we have the ability to quickly liquidate these securities. Our investments in these securities are recorded at fair value, and the interest rates reset every seven days. We have the ability to sell our variable rate demand notes to the remarketing agent, tender agent or issuer at par value plus accrued interest in the event we decide to liquidate our investment in a particular variable rate demand note. Approximately 32% of our variable rate demand notes are supported by letters of credit from banks that we believe to be in good financial condition. The remaining 68% of our variable rate demand notes are supported by standby purchase agreements. As a result of these factors, we had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from these investments. All income generated from these investments was recorded as interest income. We have not been required to record any losses relating to municipal variable rate demand notes.
At March 31, 2010, we held $1.2 million of a fixed income bond fund.
At March 31, 2010, we held $41.4 million of marketable equity securities, including a single security, of which we held 1.9 million shares, carried at a fair value of $29.4 million. We sold 138 thousand shares of this security during the three months ended March 31, 2010. The sale resulted in proceeds of $2.1 million and a realized gain of $2.0 million. This single security traded approximately 1.3 million shares per day in the first quarter of 2010 in an active market on a European stock exchange. This single security comprises $28.7 million of the gross unrealized gains included in the fair value of our marketable equity securities at March 31, 2010. The remaining $2.6 million of gross unrealized gains and $0.2 million of gross unrealized losses at March 31, 2010 were spread among 387 equity securities.
At March 31, 2010, we held a $48.3 million restricted certificate of deposit, which is carried at cost. This investment serves as a collateral deposit against the principal amount outstanding under loans made to ADTRAN pursuant to an Alabama State Industrial Development Authority revenue bond (the Bond). At March 31, 2010, the estimated fair value of the Bond was approximately $45.0 million, based on a debt security with a comparable interest rate and maturity and a Standard and Poor’s credit rating of A+. We have the right to set-off the balance of the Bond with the collateral deposit in order to reduce the balance of the indebtedness. For more information on the Bond, see “Debt” under “Liquidity and Capital Resources” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 2 of Part I of this report.
At March 31, 2010, we held $2.2 million of other investments carried at cost, consisting of interests in two private equity funds and an investment in a privately held telecommunications equipment manufacturer. The fair value of these investments was estimated to be approximately $10.3 million at March 31, 2010, based on unobservable inputs including information supplied by the company and the fund managers. We have committed to invest up to an aggregate of $7.9 million in the two private equity funds, and we have contributed $7.9 million as of March 31, 2010, of which $7.4 million has been applied toward these commitments. As of March 31, 2010, we have received distributions related to these two private equity funds of $6.3 million, of which $0.6 million was recorded as a realized investment gain. These investments are carried at cost, net of distributions, with distributions in excess of our investment recorded as a realized investment gain. The duration of each of these commitments is ten years with $0.2 million expiring in 2010 and $0.3 million expiring in 2012. We have not been required to record any impairment losses related to these investments during the three months ended March 31, 2010.

We review our investment portfolio for potential “other-than-temporary” declines in value on an individual investment basis. We assess, on a quarterly basis, significant declines in value which may be considered other-than-temporary and, if necessary, recognize and record the appropriate charge to write-down the carrying value of such investments. In making this assessment, we take into consideration qualitative and quantitative information, including but not limited to the following: the magnitude and duration of historical declines in market prices, credit rating activity, assessments of liquidity, public filings, and statements made by the issuer. We generally begin our identification of potential other-than-temporary impairments by reviewing any security with a fair value that has declined from its original or adjusted cost basis by 25% or more for six or more consecutive months. We then evaluate the individual security based on the previously identified factors to determine the amount of the write-down, if any. As a result of our review, we recorded an other-than-temporary impairment charge of $2 thousand during the first quarter of 2010 related to one marketable equity security. For the three months ended March 31, 2009, we recorded an other-than-temporary impairment charge of $1.9 million related to 99 marketable equity securities. In addition to the impairment charge we recorded on our marketable equity securities, we recorded an impairment of $0.4 million related to our investment in a fixed income bond fund and $0.5 million related to our deferred compensation plan during the first quarter of 2009 as a result of similar reviews.
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

	Fair Value Measurements at March 31, 2010 Using
		Quoted Prices
		in Active	Significant
		Market for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash equivalents
Money market funds	$12,198	$12,198	$—	$—

Deferred compensation plan assets	3,627	3,627	—	—
Available-for-sale debt securities
Corporate bonds (FDIC guaranteed)	40,952	—	40,952	—
Municipal fixed-rate bonds	145,103	—	145,103	—
Municipal variable rate demand notes	69,195	—	69,195	—
Fixed income bond fund	1,197	1,197	—	—
Available-for-sale equity securities
Equity securities — technology industry	30,592	30,592	—	—
Equity securities — other	10,776	10,776	—	—

Available-for-sale securities	301,442	46,192	255,250	—

Total	$313,640	$58,390	$255,250	$—

	Fair Value Measurements at December 31, 2009 Using
		Quoted Prices
		in Active	Significant
		Market for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash equivalents
Money market funds	$18,370	$18,370	$—	$—

Deferred compensation plan assets	3,424	3,424	—	—
Available-for-sale debt securities
Corporate bonds (FDIC guaranteed)	20,414	—	20,414	—
Municipal fixed-rate bonds	141,285	—	141,285	—
Municipal variable rate demand notes	84,359	—	84,359	—
Fixed income bond fund	1,163	1,163	—	—
Available-for-sale equity securities
Equity securities — technology industry	23,491	23,491	—	—
Equity securities — other	10,044	10,044	—	—

Available-for-sale securities	284,180	38,122	246,058	—

Total	$302,550	$56,492	$246,058	$—

As of March 31, 2010 and December 31, 2009, the fair value of the investments in available-for-sale Level 2 corporate bonds and municipal fixed-rate bonds was $186.1 million and $161.7 million, respectively. The fair value of these securities is calculated using a weighted average market price for each security. Market prices are obtained from a variety of industry standard data providers, security master files from large financial institutions, and other third-party sources. These multiple market prices are used as inputs into a distribution-curve-based algorithm to determine the daily market value of each security.
As of March 31, 2010 and December 31, 2009, the fair value of the investments in available-for-sale Level 2 municipal variable rate demand notes was $69.2 million and $84.4 million, respectively. These securities have a structure that implies a standard expected market price. The frequent interest rate resets make it reasonable to expect the price to stay at par. These securities are priced at the expected market price.
5. INVENTORY
At March 31, 2010 and December 31, 2009, inventory consisted of the following:

	March 31,	December 31,
(In thousands)	2010	2009
Raw materials	$35,028	$33,930
Work in progress	3,548	2,662
Finished goods	17,351	16,832
Inventory reserves	(8,128)	(7,750)

Total	$47,799	$45,674

6. STOCKHOLDERS’ EQUITY
A summary of the changes in stockholders’ equity for the three months ended March 31, 2010 is as follows:

Stockholders’
(In thousands)	Equity
Balance, December 31, 2009	$452,515
Net income	18,194
Dividend payments	(5,577)
Dividends accrued for unvested restricted stock units	(4)
Net change in unrealized gains and losses on marketable securities (net of deferred taxes)	4,570
Foreign currency translation adjustment	168
Proceeds from stock option exercises	2,340
Tax benefits from stock option exercises	437
Stock-based compensation expense	1,689
Purchases of treasury stock	(10,330)

Balance, March 31, 2010	$464,002

Stock Repurchase Program
Since 1997, our Board of Directors has approved multiple share repurchase programs that have authorized open market repurchase transactions of up to 30 million shares of our common stock. During the three months ended March 31, 2010, we repurchased 0.5 million shares of our common stock at an average price of $21.62 per share. We have the authority to purchase an additional 2.2 million shares of our common stock under the plan approved by the Board of Directors on April 14, 2008.
Stock Option Exercises
We issued 0.2 million shares of treasury stock during the three months ended March 31, 2010 to accommodate employee stock option exercises. The stock options had exercise prices ranging from $8.70 to $23.02. We received proceeds totaling $2.3 million from the exercise of these stock options during the first three months of 2010.
Dividend Payments
During 2010, we have paid cash dividends as follows (in thousands except per share amount):

Record Date	Payment Date	Per Share Amount	Total Dividend Paid

February 4, 2010	February 18, 2010	$0.09	$5,577
Comprehensive Income
Comprehensive income consists of net income, net change in unrealized gains and losses on marketable securities and foreign currency translation adjustments.

	Three Months Ended
	March 31,
(In thousands)	2010	2009

Net income	$18,194	$15,184
Net change in unrealized gains and losses related to:
Marketable securities, net of deferred taxes of $2,772	4,622	564
Impaired marketable securities, net of deferred taxes of $31	(52)	1,614
Foreign currency translation adjustment	168	9

Total comprehensive income	$22,932	$17,371

7. EARNINGS PER SHARE
A summary of the calculation of basic and diluted earnings per share for the three months ended March 31, 2010 and 2009 is as follows:

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2010	2009
Numerator
Net income	$18,194	$15,184

Denominator
Weighted average number of shares — basic	61,999	62,123
Effect of dilutive securities
Stock options	1,045	459
Restricted stock units	16	4

Weighted average number of shares — diluted	63,060	62,586

Net income per share — basic	$0.29	$0.24
Net income per share — diluted	$0.29	$0.24
Anti-dilutive options to purchase common stock outstanding were excluded from the above calculations. Anti-dilutive options totaled 3.3 million and 4.9 million for the three months ended March 31, 2010 and 2009, respectively.
8. SEGMENT INFORMATION
ADTRAN operates in two reportable segments: (1) the Carrier Networks Division and (2) the Enterprise Networks Division. We evaluate the performance of our segments based on gross profit; therefore, selling, general and administrative expenses, research and development expenses, interest and dividend income, interest expense, net realized investment gain/loss, other expense, net and provision for income taxes are reported on an entity-wide basis only. There are no inter-segment revenues.
The following table presents information about the reported sales and gross profit of our reportable segments for the three months ended March 31, 2010 and 2009. Asset information by reportable segment is not reported, since we do not produce such information internally.

	Three Months Ended
	March 31, 2010		March 31, 2009
(In thousands)	Sales	Gross Profit	Sales	Gross Profit
Carrier Networks	$99,524	$59,266	$87,084	$54,255
Enterprise Networks	27,503	16,062	23,280	13,205

Total	$127,027	$75,328	$110,364	$67,460

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
Business Networking products provide access to telecommunication services, facilitating the delivery of converged services and Unified Communications to the SMB and Enterprise markets. The Business Networking category includes Internetworking products and Integrated Access Devices (IADs). Internetworking products consist of our Total Access IP Business Gateways, Optical Network Terminals (ONTs), and NetVanta product lines. NetVanta products include multi-service routers, managed Ethernet switches, IP Private Branch Exchange (PBX) products, IP phone products, Unified Communications solutions, and Carrier Ethernet Network Terminating Equipment (NTE).
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
The table below presents sales information by product for the three months ended March 31, 2010 and 2009.

	Three Months Ended
	March 31,
(In thousands)	2010	2009
Carrier Systems	$58,093	$42,729
Business Networking	26,457	20,012
Loop Access	42,477	47,623

Total	$127,027	$110,364

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

Subcategory revenues included in the above are as follows:

	Three Months Ended
	March 31,
(In thousands)	2010	2009

Growth Products
Broadband Access (included in Carrier Systems)	$36,362	$22,219
Optical Access (included in Carrier Systems)	11,259	10,652
Internetworking (NetVanta & Multi-service Access Gateways) (included in Business Networking)	22,183	15,315

Total	69,804	48,186

Traditional Products
HDSL (does not include T1) (included in Loop Access)	39,930	42,921
Other products (excluding HDSL)	17,293	19,257

Total	57,223	62,178

Total	$127,027	$110,364

Sales by Geographic Region
The table below presents sales information by geographic area for the three months ended March 31, 2010 and 2009. International sales correlate to shipments with a non-U.S. destination.

	Three Months Ended
	March 31,	March 31,
(In thousands)	2010	2009
United States	$120,300	$103,418
International	6,727	6,946

Total	$127,027	$110,364

9. LIABILITY FOR WARRANTY RETURNS
Our products generally include warranties of one to ten years for product defects. We accrue for warranty returns at the time revenue is recognized based on our estimate of the cost to repair or replace the defective products. We engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers. Our products continue to become more complex in both size and functionality as many of our product offerings migrate from line card applications to systems products. The increasing complexity of our products will cause warranty incidences, when they arise, to be more costly. Our estimates regarding future warranty obligations may change due to product failure rates, material usage, and other rework costs incurred in correcting a product failure. In addition, from time to time, specific warranty accruals may be recorded if unforeseen problems arise. Should our actual experience relative to these factors be worse than our estimates, we will be required to record additional warranty expense. Alternatively, if we provide for more reserves than we require, we will reverse a portion of such provisions in future periods. The liability for warranty obligations totaled $2.9 million at March 31, 2010 and $2.8 million at December 31, 2009. These liabilities are included in accrued expenses in the accompanying Consolidated Balance Sheets.

A summary of warranty expense and write-off activity for the three months ended March 31, 2010 and 2009 is as follows:

Three Months Ended March 31,
(In thousands)	2010	2009
Balance at beginning of period	$2,833	$2,812
Plus: Amounts charged to cost and expenses	771	615
Less: Deductions	(703)	(637)

Balance at end of period	$2,901	$2,790

10. RELATED PARTY TRANSACTIONS
We employ the law firm of our director emeritus for legal services. All bills for services rendered by this firm are reviewed and approved by our Chief Financial Officer. We believe that the fees for such services are comparable to those charged by other firms for services rendered to us. We paid $40 thousand during the three month period ended March 31, 2010 and $10 thousand during the three month period ended March 31, 2009 for these legal services.
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
We have committed to invest up to an aggregate of $7.9 million in two private equity funds, and we have contributed $7.9 million as of March 31, 2010, of which $7.4 million has been applied to these commitments. See Note 4 of Notes to Consolidated Financial Statements for additional information.
12. SUBSEQUENT EVENTS
On April 13, 2010, we announced that our Board of Directors declared a quarterly cash dividend of $0.09 per common share to be paid to stockholders of record at the close of business on April 29, 2010. The payment date will be May 13, 2010. The quarterly dividend payment will be approximately $5.6 million. In July 2003, our Board of Directors elected to begin declaring quarterly dividends on our common stock considering the tax treatment of dividends and adequate levels of Company liquidity.

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
See Note 8 of Notes to Consolidated Financial Statements in this report for further information regarding these product categories.
Sales were $127.0 million for the three months ended March 31, 2010 compared to $110.4 million for the three months ended March 31, 2009. Product revenues for our three primary growth areas, Broadband Access, Optical Access and Internetworking, were $69.8 million for the three months ended March 31, 2010 compared to $48.2 million for the three months ended March 31, 2009. Our gross margin decreased for the three months ended March 31, 2010 to 59.3% from 61.1% for the three months ended March 31, 2009. Our operating income margin decreased to 20.0% for the three months ended March 31, 2010 from 20.8% for the three months ended March 31, 2009. Net income was $18.2 million for the three months ended March 31, 2010 compared to $15.2 million for the three months ended March 31, 2009. Our effective tax rate increased from 26.3% for the three months ended March 31, 2009 to 35.7% for the three months ended March 31, 2010. Earnings per share, assuming dilution, were $0.29 for the three months ended March 31, 2010 compared to $0.24 for the three months ended March 31, 2009.

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
Accordingly, our historical financial performance is not necessarily a meaningful indicator of future results, and, in general, management expects that our financial results may vary from period to period. A list of factors that could materially affect our business, financial condition or operating results is included under “Factors That Could Affect Our Future Results” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 2 of Part I of this report. These factors have also been discussed in more detail in Item 1A of Part I in our most recent Annual Report on Form 10-K for the year ended December 31, 2009, filed on February 26, 2010 with the SEC.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our critical accounting policies and estimates have not changed significantly from those detailed in our most recent Annual Report on Form 10-K for the year ended December 31, 2009, filed on February 26, 2010 with the SEC.
EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS
See Note 1 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operation and financial condition, which is incorporated herein by reference.
RESULTS OF OPERATIONS — THREE MONTHS ENDED MARCH 31, 2010 COMPARED TO THREE MONTHS ENDED MARCH 31, 2009
SALES
ADTRAN’s sales increased 15.1% from $110.4 million in the three months ended March 31, 2009 to $127.0 million in the three months ended March 31, 2010.
Carrier Networks sales increased 14.3% from $87.1 million in the three months ended March 31, 2009 to $99.5 million in the three months ended March 31, 2010. The increase is primarily attributable to increases in Broadband Access, Internetworking NTE products and Optical Access product sales, partially offset by a decrease in HDSL and other traditional product sales.
Enterprise Networks sales increased 18.1% from $23.3 million in the three months ended March 31, 2009 to $27.5 million in the three months ended March 31, 2010. The increase is attributable to an increase in Internetworking sales, partially offset by declines in sales of traditional products. Internetworking product sales were 73.6% of Enterprise Network sales in the three months ended March 31, 2010 compared with 63.2% in the three months ended March 31, 2009. Traditional products primarily comprise the remainder of Enterprise Networks sales. Enterprise Networks sales as a percentage of total sales increased from 21.1% for the three months ended March 31, 2009 to 21.7% for the three months ended March 31, 2010.

International sales, which are included in the Carrier Networks and Enterprise Networks amounts discussed above, decreased 3.2% from $6.9 million in the three months ended March 31, 2009 to $6.7 million in the three months ended March 31, 2010. International sales, as a percentage of total sales, decreased from 6.3% for the three months ended March 31, 2009 to 5.3% for the three months ended March 31, 2010. International sales decreased in the three months ended March 31, 2010 compared to the three months ended March 31, 2009 primarily due to a decline in sales to our Canadian customers.
Carrier System product sales increased $15.4 million in the three months ended March 31, 2010 compared to the three months ended March 31, 2009 due primarily to a $14.1 million increase in Broadband Access product sales, a $0.6 million increase in Optical Access and a $0.7 million increase in TDM product sales. The increase in Broadband Access and Optical Access product sales is primarily attributable to continued growth of our TA5000, TA1100/1200 FTTN products, and OPTI 6100 products.
Business Networking product sales increased $6.4 million in the three months ended March 31, 2010 compared to the three months ended March 31, 2009, due to a $6.9 million increase in sales of Internetworking products, offset by a decrease of $0.5 million in sales of traditional IAD products as customers shifted to newer technologies. Many of these newer technologies are integral to our Internetworking product area.
Loop Access product sales decreased $5.1 million in the three months ended March 31, 2010 compared to the three months ended March 31, 2009 primarily due to a $3.0 million decrease in HDSL product sales and decreases in other traditional products.
COST OF SALES
As a percentage of sales, cost of sales increased from 38.9% in the three months ended March 31, 2009 to 40.7% in the three months ended March 31, 2010. The increase in cost of sales as a percentage of sales is primarily related to costs incurred to expedite delivery of materials.
Carrier Networks cost of sales, as a percent of division sales, increased from 37.7% in the three months ended March 31, 2009 to 40.5% in the three months ended March 31, 2010. The increase in cost of sales as a percentage of sales is primarily related to costs incurred to expedite delivery of materials and an increase of allocated cost of sales elements to the division.
Enterprise Networks cost of sales, as a percent of division sales, decreased from 43.3% in the three months ended March 31, 2009 to 41.6% in the three months ended March 31, 2010. The decrease in cost of sales as a percentage of sales is primarily related to cost reductions generated through improved manufacturing efficiencies and a reduction of allocated cost of sales elements to the division, partially offset by an increase in costs incurred to expedite delivery of materials.
An important part of our strategy is to reduce the product costs of each succeeding product generation and then to lower the product’s price based on the cost savings achieved. This may cause variations in our gross profit percentage due to timing differences between the recognition of cost reductions and the lowering of product selling prices.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses increased 14.8% from $23.7 million in the three months ended March 31, 2009 to $27.2 million in the three months ended March 31, 2010. The increase in selling, general and administrative expenses is primarily related to increased staffing and travel expenses.
Selling, general and administrative expenses as a percentage of sales decreased from 21.5% in the three months ended March 31, 2009 to 21.4% in the three months ended March 31, 2010. Selling, general and administrative expenses as a percentage of sales may fluctuate whenever there is a significant fluctuation in revenues for the periods being compared.
RESEARCH AND DEVELOPMENT EXPENSES
Research and development expenses increased 9.2% from $20.9 million in the three months ended March 31, 2009 to $22.8 million in the three months ended March 31, 2010. The increase in research and development expenses reflects increased staffing and testing expense primarily related to customer specific product development activities, as well as costs related to product design approvals primarily for one or more of the top three U.S. carriers. As a percentage of sales, research and development expenses decreased from 18.9% in the three months ended March 31, 2009 to 17.9% in the three months ended March 31, 2010.

We expect to continue to incur research and development expenses in connection with our new and existing products and our expansion into international markets. We continually evaluate new product opportunities and engage in intensive research and product development efforts which provides for new product development, enhancement of existing products and product cost reductions. We may incur significant research and development expenses prior to the receipt of revenues from a major new product group or market expansion.
INTEREST AND DIVIDEND INCOME
Interest and dividend income decreased 6.8% from $1.6 million in the three months ended March 31, 2009 to $1.5 million in the three months ended March 31, 2010. This decrease is primarily driven by a 0.4% reduction in the average rate of return on these investments as a result of lower interest rates, partially offset by a 5.6% increase in our average investment balances.
INTEREST EXPENSE
Interest expense, which is primarily related to our taxable revenue bond, remained constant at $0.6 million in each of the three months ended March 31, 2010 and 2009. See “Liquidity and Capital Resources” below for additional information on our revenue bond.
NET REALIZED INVESTMENT GAIN/LOSS
Net realized investment gain/loss changed from a $3.2 million loss in the three months ended March 31, 2009 to a $2.2 million gain in the three months ended March 31, 2010. This change is primarily a result of the other-than-temporary impairment of certain securities in our equity portfolio in 2009 and the realized gain on the sale of one security in 2010. See “Investing Activities” in “Liquidity and Capital Resources” below for additional information.
OTHER EXPENSE, NET
Other expense, net, comprised primarily of miscellaneous income, gains and losses on foreign currency transactions, investment account management fees, scrap raw material sales, and gains and losses on the disposal of property, plant and equipment occurring in the normal course of business, increased from $0.1 million of expense in the three months ended March 31, 2009 to $0.2 million of expense in the three months ended March 31, 2010.
INCOME TAXES
Our effective tax rate increased from 26.3% in the three months ended March 31, 2009 to 35.7% in the three months ended March 31, 2010. The increase is primarily due to a one-time tax benefit of $1.7 million recorded in the first quarter of 2009, which decreased our effective tax rate by 8.3 percentage points. The $1.7 million benefit resulted from a review of our deduction for manufacturer’s domestic production activities for the years 2005, 2006 and 2007 under Internal Revenue Code Section 199, which was completed during the first quarter of 2009. Amended income tax returns were filed during the first quarter of 2009 in association with this benefit. In addition, the manufacturer’s domestic production activities deduction increased from six percent in 2009 to nine percent in 2010, resulting in approximately a 1.0 percentage point decrease in our rate for the first quarter of 2010. The tax provision for the first quarter of 2009 also included the benefit from the research and development tax credit. The tax provision rate for the first quarter of 2010 did not include a benefit from the research and development tax credit, which expired on December 31, 2009. The exclusion of the benefit from the research and development tax credits resulted in approximately a 2.0 percentage point increase in our effective tax rate in the first quarter of 2010.

NET INCOME
As a result of the above factors, net income increased $3.0 million from $15.2 million in the three months ended March 31, 2009 to $18.2 million in the three months ended March 31, 2010.
As a percentage of sales, net income increased from 13.8% in the three months ended March 31, 2009 to 14.3% in the three months ended March 31, 2010.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity

At March 31, 2010, cash on hand was $26.9 million and short-term investments were $137.3 million, which resulted in available short-term liquidity of $164.2 million. At December 31, 2009, our cash on hand of $24.1 million and short-term investments of $172.5 million resulted in available short-term liquidity of $196.6 million. The decrease in liquidity from December 31, 2009 to March 31, 2010 primarily reflects a realignment of our investment portfolio from short-term to long-term, which increased long-term investments by $52.4 million in the first quarter of 2010 compared to December 31, 2009.
Operating Activities
Our working capital, which consists of current assets less current liabilities, decreased 14.2% from $278.0 million as of December 31, 2009 to $238.5 million as of March 31, 2010. The quick ratio, defined as cash, cash equivalents, short-term investments, and net accounts receivable, divided by current liabilities, decreased from 5.54 as of December 31, 2009 to 3.42 as of March 31, 2010. The current ratio, defined as current assets divided by current liabilities, decreased from 6.82 as of December 31, 2009 to 4.42 as of March 31, 2010. Our working capital, the quick ratio, and the current ratio decreased due to a realignment of our investment portfolio from short-term to long-term, which increased long-term investments by $52.4 million, and an increase in current liabilities of $21.9 million, due primarily to increases of $9.0 million in accounts payable and $8.7 million in income taxes payable during the first quarter of 2010.
Net accounts receivable increased from $68.0 million at December 31, 2009 to $74.1 million at March 31, 2010. Our allowance for doubtful accounts was $0.1 million at December 31, 2009 and $0.2 million at March 31, 2010. Quarterly accounts receivable days sales outstanding (DSO) increased from 50 days as of December 31, 2009 to 53 days as of March 31, 2010. Net accounts receivable and DSO increased for the quarter ended March 31, 2010 due to the timing of sales during the quarter. Other receivables increased from $4.1 million at December 31, 2009 to $10.1 million at March 31, 2010. Generally, the change in other receivables is due to the timing of collections for materials supplied to our contract manufacturers.
Quarterly inventory turnover decreased from 4.5 turns as of December 31, 2009 to 4.4 turns as of March 31, 2010. Inventory increased 4.7% from December 31, 2009 to March 31, 2010. We expect inventory levels to fluctuate as we attempt to maintain sufficient inventory to ensure competitive lead times while managing the risk of inventory obsolescence that may occur due to rapidly changing technology and customer demand.
Accounts payable increased 34.9% from $25.8 million at December 31, 2009 to $34.8 million at March 31, 2010. Generally, the change in accounts payable is due to variations in the timing of the receipt of supplies, inventory and services and our subsequent payments for these purchases.
Investing Activities
Capital expenditures totaled approximately $2.3 million and $2.4 million for the three months ended March 31, 2010 and 2009, respectively. These expenditures were primarily used to purchase manufacturing and test equipment and computer software and hardware.
Our combined short-term and long-term investments increased $17.3 million from $334.6 million at December 31, 2009 to $351.9 million at March 31, 2010.
We invest all available cash not required for immediate use in operations primarily in securities that we believe bear minimal risk of loss. At March 31, 2010 these investments included municipal variable rate demand notes of $69.2 million, municipal fixed-rate bonds of $145.1 million and corporate bonds issued by various banks that are guaranteed by the Federal Deposit Insurance Corporation (FDIC) of $41.0 million. At December 31, 2009, these investments included municipal variable rate demand notes of $84.4 million, municipal fixed-rate bonds of $141.3 million and corporate bonds guaranteed by the FDIC of $20.4 million.

Our municipal variable rate demand notes are classified as available-for-sale short-term investments. At March 31, 2010, 98% had a credit rating of VMIG-1 or A-1+ with the remaining 2% rated A-1, and all contained put options of seven days. Despite the long-term nature of their stated contractual maturities, we believe that we have the ability to quickly liquidate these securities. Our investments in these securities are recorded at fair value, and the interest rates reset every seven days. We have the ability to sell our variable rate demand notes to the remarketing agent, tender agent, or issuer at par value plus accrued interest in the event we decide to liquidate our investment in a particular variable rate demand note. Approximately 32% of our variable rate demand notes are supported by letters of credit from banks that we believe to be in good financial condition. The remaining 68% of our variable rate demand notes are supported by standby purchase agreements. As a result of all of these factors, we had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from these investments at March 31, 2010. All income generated from these investments was recorded as interest income. We have not been required to record any losses relating to municipal variable rate demand notes or auction rate securities.
At March 31, 2010, approximately 42% of our municipal fixed-rate bond portfolio had a credit rating of AAA, 51% had a credit rating of AA, and the remaining 7% had a credit rating of A. These bonds are classified as available-for-sale investments and had an average duration of 1.18 years at March 31, 2010. Because our bond portfolio has a high quality rating and contractual maturities of a short duration, we are able to obtain prices for these bonds derived from observable market inputs, or for similar securities traded in an active market, on a daily basis.
At March 31, 2010, we held $41.0 million of corporate bonds issued by various banks that are guaranteed by the FDIC. These bonds are classified as available-for-sale and had an average duration of 2.15 years at March 31, 2010. All of these bonds had a credit rating of AAA at March 31, 2010. Because of the high quality and short duration of these issues, we are able to obtain prices for these bonds derived from observable market inputs on a daily basis.
Our long-term investments increased 32.3% from $162.2 million at December 31, 2009 to $214.6 million at March 31, 2010. The primary reason for the increase in our long-term investments during the first quarter of 2010 was the realignment of our investment portfolio. Long-term investments at March 31, 2010 and December 31, 2009 included an investment in a certificate of deposit of $48.3 million which serves as collateral for our revenue bonds, as discussed below. We have various equity investments included in long-term investments at a cost of $10.2 million and $9.8 million, and with a fair value of $41.4 million and $33.5 million, at March 31, 2010 and December 31, 2009, respectively, including a single equity security, of which we held 1.9 million shares and 2.1 million shares, carried at $29.4 million and $22.4 million of fair value at March 31, 2010 and December 31, 2009, respectively. The single security traded approximately 1.3 million shares per day in the first quarter of 2010 in an active market on a European stock exchange. Of the gross unrealized gains included in the fair value of our marketable securities at March 31, 2010, this single security comprised $28.7 million of this unrealized gain. Long-term investments at March 31, 2010 also include $3.6 million related to our deferred compensation plan; $2.2 million of other investments carried at cost, consisting of interests in two private equity funds and an investment in a privately held telecommunications equipment manufacturer; and $1.2 million of a fixed income bond fund.
We review our investment portfolio for potential “other-than-temporary” declines in value on an individual investment basis. We assess, on a quarterly basis, significant declines in value which may be considered other-than-temporary and, if necessary, recognize and record the appropriate charge to write-down the carrying value of such investments. In making this assessment, we take into consideration qualitative and quantitative information, including but not limited to the following: the magnitude and duration of historical declines in market prices, credit rating activity, assessments of liquidity, public filings, and statements made by the issuer. We generally begin our identification of potential other-than-temporary impairments by reviewing any security with a fair value that has declined from its original or adjusted cost basis by 25% or more for six or more consecutive months. We then evaluate the individual security based on the previously identified factors to determine the amount of the write-down, if any. As a result of our review, we recorded an other-than-temporary impairment charge of $2 thousand during the first quarter of 2010 related to one marketable equity security. For the three months ended March 31, 2009, we recorded an other-than-temporary impairment charge of $1.9 million related to 99 marketable equity securities. In addition to the impairment charge we recorded on our marketable equity securities, we recorded an impairment of $0.4 million related to our investment in a fixed income bond fund and $0.5 million related to our deferred compensation plan during the first quarter of 2009 as a result of similar reviews.

Financing Activities
Dividends
In July 2003, our Board of Directors elected to begin declaring quarterly dividends on our common stock considering the tax treatment of dividends and adequate levels of Company liquidity. During the three months ended March 31, 2010, we paid dividends totaling $5.6 million.
Debt
We have amounts outstanding under loans made pursuant to an Alabama State Industrial Development Authority revenue bond (the Bond) which totaled $48.3 million at March 31, 2010 and December 31, 2009. At March 31, 2010, the estimated fair value of the Bond was approximately $45.0 million, based on a debt security with a comparable interest rate and maturity and a Standard & Poor’s credit rating of A+. Included in long-term investments are restricted funds in the amount of $48.3 million at March 31, 2010 and December 31, 2009, which is a collateral deposit against the principal amount of the Bond. We have the right to set-off the balance of the Bond with the collateral deposit in order to reduce the balance of the indebtedness. The Bond matures on January 1, 2020, and bears interest at the rate of 5% per annum. In conjunction with this program, we are eligible to receive certain economic incentives from the state of Alabama that reduce the amount of payroll withholdings we are required to remit to the state for those employment positions that qualify under this program.
We are required to make payments in the amounts necessary to pay the principal and interest on the amounts currently outstanding. Based on positive cash flow from operating activities, we have decided to continue early partial redemptions of the Bond. It is our intent to make annual principal payments in addition to the interest amounts that are due. In connection with this decision, $0.5 million of the Bond debt has been classified as a current liability in the Consolidated Balance Sheet.
Stock Repurchase Program
During the three months ended March 31, 2010, we repurchased 0.5 million shares of our common stock at an average price of $21.62 per share under the repurchase plans approved by our Board of Directors. Since 1997, our Board of Directors has approved multiple share repurchase programs that have authorized open market repurchase transactions. We have the authority to purchase an additional 2.2 million shares of our common stock under the plan approved by the Board of Directors on April 14, 2008.
To accommodate employee stock option exercises, we issued 0.2 million shares of treasury stock for $2.3 million during the three months ended March 31, 2010. During the three months ended March 31, 2009, we issued five thousand shares of treasury stock for $49 thousand.
Off-Balance Sheet Arrangements and Contractual Obligations
We do not have off-balance sheet financing arrangements and have not engaged in any related party transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources. During the three months ended March 31, 2010, there have been no material changes in contractual obligations and commercial commitments from those discussed in our most recent Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 26, 2010 with the SEC.
We have committed to invest up to an aggregate of $7.9 million in two private equity funds, and we have contributed $7.9 million as of March 31, 2010, of which $7.4 million has been applied to these commitments. See Note 4 of Notes to Consolidated Financial Statements for additional information.
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

FACTORS THAT COULD AFFECT OUR FUTURE RESULTS
The following are some of the risks that could affect our financial performance or could cause actual results to differ materially from those expressed or implied in our forward-looking statements:
•	Our operating results may fluctuate in future periods, which may adversely affect our stock price.
•	Our revenue for a particular period can be difficult to predict, and a shortfall in revenue may harm our operating results.
•	General economic conditions may reduce our revenues and harm our operating results.
•	Our exposure to the credit risks of our customers and distributors may make it difficult to collect accounts receivable and could adversely affect our operating results and financial condition.
•	We expect gross margin to vary over time, and our level of product gross margin may not be sustainable.
•	We must continue to update and improve our products and develop new products in order to compete and to keep pace with improvements in telecommunications technology.
•	Our products may not continue to comply with the regulations governing their sale, which may harm our business.
•	Our failure or the failure of our contract manufacturers to comply with applicable environmental regulations could adversely impact our results of operations.
•	If our products do not interoperate with our customers’ networks, installations may be delayed or cancelled, which could harm our business.
•	The lengthy approval process required by ILECs and other service providers for new products could result in fluctuations in our revenue.
•
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

•	Managing our inventory is complex and may include write-downs of excess or obsolete inventory.
•	We may pursue acquisitions, which may expose us to a number of risks. If we are unable to mitigate these risks, our business may be negatively impacted.
•	Increased sales volume in international markets could result in increased costs or loss of revenue due to factors inherent in these markets.
•	We may be adversely affected by fluctuations in currency exchange rates.
•	Our success depends on our ability to reduce the selling prices of succeeding generations of our products.
•	Our failure to maintain rights to intellectual property used in our business could adversely affect the development, functionality, and commercial value of our products.
•	Software under license from third parties for use in certain of our products may not continue to be available to us on commercially reasonable terms.
•	We may incur liabilities or become subject to litigation that would have a material effect on our business.
•	Consolidation and deterioration in the competitive service provider market could result in a significant decrease in our revenue.
•	We depend on distributors who maintain inventories of our products. If the distributors reduce their inventories of these products, our sales could be adversely affected.

•	If we are unable to successfully develop relationships with system integrators, service providers, and enterprise value added resellers, our sales may be negatively affected.
•	If we fail to manage our exposure to worldwide financial and securities markets successfully, our operating results and financial statements could be materially impacted.
•	Changes in our effective tax rate or assessments arising from tax audits may have an adverse impact on our results.
•	Our success depends on attracting and retaining key personnel.
•	Regulatory and potential physical impacts of climate change may affect our customers and our production operations, resulting in adverse affects on our operating results.
•
While we believe our internal control over financial reporting is adequate, a failure to maintain effective internal control over financial reporting as our business expands could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

•	The price of our common stock has been volatile and may continue to fluctuate significantly.
The foregoing list of risks is not exclusive. For a more detailed description of the risk factors associated with our business, see Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009, filed on February 26, 2010 with the SEC.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to financial market risks, including changes in interest rates and prices of marketable equity and fixed-income securities. The primary objective of the large majority of our investment activities is to preserve principal while at the same time achieving appropriate yields without significantly increasing risk. To achieve this objective, a majority of our marketable securities are investment grade, municipal, fixed-rate bonds, municipal variable rate demand notes and municipal money market instruments denominated in United States dollars. At March 31, 2010, 98% of our municipal variable rate demand notes had a credit rating of VMIG-1 or A-1+, while the remaining 2% had a rating of A-1. Approximately 42% of our municipal fixed-rate bonds had a credit rating of AAA, 51% had a credit rating of AA, and the remaining 7% had a credit rating of A. We also held $41.0 million of corporate bonds that are guaranteed by the Federal Deposit Insurance Corporation and issued by various banks. At March 31, 2010, all of our corporate bonds had a credit rating of AAA.
We maintain depository investments with certain financial institutions. Although these depository investments may exceed government insured depository limits, we have evaluated the credit worthiness of these financial institutions, and determined the risk of material financial loss due to exposure of such credit risk to be minimal. As of March 31, 2010, $23.2 million of our cash and cash equivalents, primarily certain domestic money market funds and foreign depository accounts, were in excess of government provided insured depository limits. The Temporary Liquidity Guarantee Program adopted during 2008 by the Federal Deposit Insurance Corporation provided full coverage of our domestic depository accounts through December 2009. Although this program was extended through June 30, 2010, the banks where we maintain our depository accounts opted out of participation in this program after December 31, 2009.
As of March 31, 2010, approximately $268.6 million of our cash and investments may be directly affected by changes in interest rates. We have performed a hypothetical sensitivity analysis assuming market interest rates increase or decrease by 50 basis points (bps), 100 bps and 150 bps for the entire year, while all other variables remain constant. At March 31, 2010, we held $89.9 million of cash and money market instruments and municipal variable rate demand notes where a change in interest rates would impact our interest income. Hypothetical 50 bps, 100 bps and 150 bps declines in interest rates as of March 31, 2010 would reduce annualized interest income on our cash and money market instruments and municipal variable rate demand notes by approximately $0.4 million, $0.9 million and $1.3 million, respectively. In addition, we held $178.7 million of fixed-rate municipal bonds and corporate bonds whose fair values may be directly affected by a change in interest rates. Hypothetical 50 bps, 100 bps and 150 bps increases in interest rates as of March 31, 2010 would reduce the fair value of our municipal fixed-rate bonds and corporate bonds by approximately $1.2 million, $2.4 million and $3.5 million, respectively.

As of March 31, 2009, interest income on approximately $73.8 million of our cash and investments was subject to being directly affected by changes in interest rates. We performed a hypothetical sensitivity analysis assuming market interest rates increase or decrease by 50 basis points (bps), 100 bps and 150 bps, while all other variables remain constant. Hypothetical 50 bps, 100 bps and 150 bps declines in interest rates as of March 31, 2009 would have reduced annualized interest income on our cash, money market instruments and municipal variable rate demand notes by approximately $0.4 million, $0.7 million and $1.1 million, respectively. In addition, hypothetical 50 bps, 100 bps and 150 bps increases in interest rates as of March 31, 2009 would have reduced the fair value of our municipal fixed-rate bonds and corporate bonds by approximately $0.9 million, $1.8 million and $2.7 million, respectively.
For further information about the fair value of our available-for-sale investments as of March 31, 2010 see Note 4 of Notes to Consolidated Financial Statements.
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
PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
A list of factors that could materially affect our business, financial condition or operating results is included under “Factors That Could Affect Our Future Results” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 2 of Part I of this report. There have been no material changes to the risk factors as disclosed in Item 1A of Part I of our most recent Annual Report on Form 10-K for the year ended December 31, 2009, filed on February 26, 2010 with the SEC.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth ADTRAN’s repurchases of its common stock for the months indicated.

			Total Number of	Maximum Number
	Total	Average	Shares Purchased	of Shares that May
	Number of	Price	as Part of Publicly	Yet Be Purchased
	Shares	Paid per	Announced Plans	Under the Plans or
Period	Purchased	Share	or Programs (1)	Programs
January 1, 2010 – January 31, 2010	200,000	$21.69	200,000	2,498,576
February 1, 2010 – February 28, 2010	277,851	$21.56	277,851	2,220,725
March 1, 2010 – March 31, 2010	—	—	—	2,220,725

Total	477,851		477,851

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

ADTRAN, INC. (Registrant)
Date: May 3, 2010	/s/ James E. Matthews
James E. Matthews
Senior Vice President — Finance, Chief Financial Officer, Treasurer, Secretary and Director (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications