Form 10-Q
period 2010-06-30
ADTRAN INC
filed 2010-07-29
CIK 926282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2010
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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (232.405 of this chapter) during the preceding 12 months (or for shorter period that the Registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller Reporting Company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date:

Class	Outstanding at July 20, 2010
Common Stock, $.01 Par Value	62,623,469 shares

ADTRAN, INC.
Quarterly Report on Form 10-Q
For the Three and Six Months Ended June 30, 2010
FORWARD LOOKING STATEMENTS
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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
ADTRAN, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	June 30,	December 31,
	2010	2009
	(Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$29,507	$24,135
Short-term investments	150,403	172,469
Accounts receivable, less allowance for doubtful accounts of $167 at June 30, 2010 and $138 at December 31, 2009	71,640	68,044
Other receivables	8,026	4,097
Inventory	63,947	45,674
Prepaid expenses	3,302	2,795
Deferred tax assets, net	9,361	8,603

Total current assets	336,186	325,817

Property, plant and equipment, net	74,046	74,309
Other assets	2,130	2,168
Long-term investments	210,358	162,169

Total assets	$622,720	$564,463

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$44,294	$25,782
Unearned revenue	7,737	7,138
Accrued expenses	5,537	4,202
Accrued wages and benefits	12,412	7,634
Income tax payable, net	3,909	3,017

Total current liabilities	73,889	47,773

Deferred tax liabilities, net	2,852	5,035
Other non-current liabilities	10,491	11,390
Bonds payable	47,750	47,750

Total liabilities	134,982	111,948

Commitments and contingencies (see Note 11)

Stockholders’ Equity
Common stock, par value $0.01 per share; 200,000 shares authorized; 79,652 shares issued at June 30, 2010 and December 31, 2009	797	797
Additional paid-in capital	186,494	181,240
Accumulated other comprehensive income	15,983	17,853
Retained earnings	679,855	649,256
Less treasury stock at cost: 17,361 shares at June 30, 2010 and 17,392 shares at December 31, 2009	(395,391)	(396,631)

Total stockholders’ equity	487,738	452,515

Total liabilities and stockholders’ equity	$622,720	$564,463

See notes to consolidated financial statements

ADTRAN, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Sales	$150,361	$121,528	$277,388	$231,892
Cost of sales	61,032	49,838	112,731	92,742

Gross profit	89,329	71,690	164,657	139,150

Selling, general and administrative expenses	28,455	24,885	55,659	48,582
Research and development expenses	22,257	20,670	45,036	41,532

Operating income	38,617	26,135	63,962	49,036

Interest and dividend income	1,654	1,837	3,181	3,475
Interest expense	(595)	(609)	(1,198)	(1,212)
Net realized investment gain (loss)	2,464	995	4,656	(2,203)
Other income (expense), net	(188)	100	(375)	(35)

Income before provision for income taxes	41,952	28,458	70,226	49,061

Provision for income taxes	(14,201)	(9,619)	(24,281)	(15,038)

Net income	$27,751	$18,839	$45,945	$34,023

Weighted average shares outstanding — basic	62,172	62,358	62,086	62,241

Weighted average shares outstanding — diluted	63,488	63,141	63,281	62,858

Earnings per common share — basic	$0.45	$0.30	$0.74	$0.55

Earnings per common share — diluted	$0.44	$0.30	$0.73	$0.54

Dividend per share	$0.09	$0.09	$0.18	$0.18
See notes to consolidated financial statements

ADTRAN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net income	$45,945	$34,023
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,218	5,008
Amortization of net premium on available-for-sale investments	2,211	1,643
Net realized (gain) loss on long-term investments	(4,656)	2,203
Net (gain) loss on disposal of property, plant and equipment	12	(22)
Stock-based compensation expense	3,497	3,411
Deferred income taxes	(2,183)	(1,625)
Tax benefit from stock option exercises	1,757	542
Excess tax benefits from stock-based compensation arrangements	(1,579)	(354)
Changes in operating assets and liabilities:
Accounts receivable, net	(3,596)	(11,241)
Other receivables	(3,929)	(2,765)
Inventory	(18,273)	(936)
Prepaid expenses and other assets	(647)	591
Accounts payable	18,512	2,657
Accrued expenses and other liabilities	5,798	3,642
Income tax payable, net	892	5,706

Net cash provided by operating activities	48,979	42,483

Cash flows from investing activities:
Purchases of property, plant and equipment	(4,789)	(3,928)
Proceeds from sales and maturities of available-for-sale investments	111,985	107,512
Purchases of available-for-sale investments	(137,688)	(147,580)

Net cash used in investing activities	(30,492)	(43,996)

Cash flows from financing activities:
Proceeds from stock option exercises	7,409	8,420
Purchases of treasury stock	(10,330)	(1,430)
Dividend payments	(11,171)	(11,179)
Excess tax benefits from stock-based compensation arrangements	1,579	354

Net cash used in financing activities	(12,513)	(3,835)

Net increase (decrease) in cash and cash equivalents	5,974	(5,348)
Effect of exchange rate changes	(602)	1,631
Cash and cash equivalents, beginning of period	24,135	41,909

Cash and cash equivalents, end of period	$29,507	$38,192

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

During the six months ended June 30, 2010, we adopted the following accounting standards, which had no material effect on our consolidated results of operations or financial condition:
In January 2010, the FASB issued Update No. 2010-06, which amends the Fair Value Measurements and Disclosures topic of the Codification. The amendments in this update require new disclosures about transfers in and out of Level 1 and Level 2 fair value measurements and the activity in Level 3 fair value measurements and, in addition, clarify existing disclosures required for levels of disaggregation and inputs and valuation techniques. These amendments will be effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about activity in Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We adopted this amendment for the period ended March 31, 2010, and we have provided the disclosures required for the period ended June 30, 2010.
In February 2010, the FASB issued Update No. 2010-09, which amends the Subsequent Events topic of the Codification. The amendments in this update require entities that are SEC filers to evaluate subsequent events through the date that the financial statements are issued. Additionally, SEC filers are no longer required to disclose the date through which subsequent events were evaluated. The amendments in this update were effective upon issuance. We adopted this amendment for the period ended March 31, 2010, and we have provided the disclosures required for the period ended June 30, 2010.
2. INCOME TAXES
Our effective tax rate increased from 30.7% in the six months ended June 30, 2009 to 34.6% in the six months ended June 30, 2010. The increase is primarily due to a one-time tax benefit of $1.7 million recorded in the first quarter of 2009, which decreased our effective tax rate by 3.4 percentage points. The $1.7 million benefit resulted from a review of our deduction for manufacturer’s domestic production activities for the years 2005, 2006 and 2007 under Internal Revenue Code Section 199, which was completed during the first quarter of 2009. Amended income tax returns were filed during the first quarter of 2009 in association with this benefit. In addition, the manufacturer’s domestic production activities deduction increased from six percent in 2009 to nine percent in 2010, resulting in approximately a 1.0 percentage point decrease in our effective tax rate for the six months ended June 30, 2010.
The tax provision for the six months ended June 30, 2009 also included the benefit from the research and development tax credit. The tax provision for the six months ended June 30, 2010 did not include a benefit from the research and development tax credit, which expired on December 31, 2009. The exclusion of the benefit from the research and development tax credits resulted in approximately a 2.0 percentage point increase in our effective tax rate in the six months ended June 30, 2010. Finally, the completion of an audit for the years 2006 and 2007 by the Internal Revenue Service resulted in the reversal of several uncertain tax positions, which resulted in approximately a 1.0 percentage point decrease in our effective tax rate for the six months ended June 30, 2010.

3. STOCK-BASED COMPENSATION
The following table summarizes the stock-based compensation expense related to stock options and restricted stock units (RSUs) under the Stock Compensation Topic of the FASB Codification for the three and six months ended June 30, 2010 and 2009, which was recognized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2010	2009	2010	2009

Stock-based compensation expense included in cost of sales	$73	$59	$141	$130

Selling, general and administrative expense	835	674	1,585	1,502
Research and development expense	900	859	1,771	1,779

Stock-based compensation expense included in operating expenses	1,735	1,533	3,356	3,281

Total stock-based compensation expense	1,808	1,592	3,497	3,411
Tax benefit for expense associated with non-qualified options	(195)	(156)	(372)	(296)

Total stock-based compensation expense, net of tax	$1,613	$1,436	$3,125	$3,115

The fair value of our stock options was estimated using the Black-Scholes model. The determination of the fair value of stock options on the date of grant using the Black-Scholes model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables that may have a significant impact on the fair value estimate.
The weighted-average assumptions and value of options granted for the three and six months ended June 30, 2010 and 2009 are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Expected volatility	39.94%	—	41.00%	42.79%
Risk-free interest rate	2.45%	—	2.50%	1.45%
Expected dividend yield	1.31%	—	1.53%	2.35%
Expected life (in years)	5.04	—	5.18	4.88
Weighted-average estimated value	$9.39	$—	$8.19	$4.77
ADTRAN uses the Monte Carlo Simulation valuation technique to value its RSUs. No RSUs were granted to employees during the six months ended June 30, 2010 or 2009.
Stock-based compensation expense recognized in our Consolidated Statements of Income for the three and six months ended June 30, 2010 and 2009 is based on options and RSUs ultimately expected to vest, and has been reduced for estimated forfeitures. Estimated forfeitures for stock options were based upon historical experience and approximate 3% annually. We estimated a 0% forfeiture rate for our RSUs due to the limited number of recipients and lack of historical experience for these awards.
As of June 30, 2010, total compensation cost related to non-vested stock options and RSUs not yet recognized was approximately $12.9 million, which is expected to be recognized over an average remaining recognition period of 2.5 years.

The following schedule summarizes the activity in our stock option plans for the six months ended June 30, 2010:

			Weighted Avg.
			Remaining	Aggregate
	Number of	Weighted Avg.	Contractual	Intrinsic
(In thousands, except per share amounts)	Options	Exercise Price	Life In years	Value
Options outstanding, December 31, 2009	6,916	$20.42	6.05	$25,719
Options granted	14	$23.64
Options cancelled/forfeited	(28)	$21.77
Options exercised	(513)	$14.64

Options outstanding, June 30, 2010	6,389	$20.88	5.76	$45,000

Options exercisable, June 30, 2010	4,099	$20.87	4.26	$30,382

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (the difference between ADTRAN’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2010. The aggregate intrinsic value will change based on the fair market value of ADTRAN’s stock. The total pre-tax intrinsic value of options exercised during the three and six month period ended June 30, 2010 was $4.8 million and $6.4 million, respectively.
4. INVESTMENTS
At June 30, 2010, we held the following securities and investments, recorded at either fair value or cost.

				Fair Value /
	Amortized	Gross Unrealized		Carrying
(In thousands)	Cost	Gains	Losses	Value

Deferred compensation plan assets	$3,197	$398	$(85)	$3,510
Corporate bonds	75,905	921	(101)	76,725
Municipal fixed-rate bonds	112,850	490	(19)	113,321
Municipal variable rate demand notes	83,643	—	—	83,643
Fixed income bond fund	526	184	—	710
Marketable equity securities	10,413	22,607	(674)	32,346

Available-for-sale securities held at fair value	$286,534	$24,600	$(879)	$310,255

Restricted investment held at cost				48,250
Other investments held at cost				2,256

Total carrying value of available-for-sale investments				$360,761

At June 30, 2010, we held $3.5 million of deferred compensation plan assets, carried at fair value.
At June 30, 2010, we held $76.7 million of corporate bonds. Of this amount, we held $41.2 million in bonds that have been issued by various banks that have been guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program (TLGP). These bonds are classified as available-for-sale and had an average duration of 2.0 years at June 30, 2010. At June 30, 2010, approximately 54% of our corporate bond portfolio had a credit rating of AAA, 10% had a credit rating of AA, 21% had a credit rating of A, and 15% had a credit rating of BBB.

At June 30, 2010, we held $113.3 million of municipal fixed-rate bonds. At June 30, 2010, approximately 39% of our municipal fixed-rate bond portfolio had a credit rating of AAA, 52% had a credit rating of AA, and 9% had a credit rating of A. These bonds are classified as available-for-sale investments and had an average duration of 1.0 years at June 30, 2010. Because our bond portfolio has a high quality rating and contractual maturities of a short duration, we are able to obtain prices for these bonds derived from observable market inputs, or for similar securities traded in an active market, on a daily basis.
At June 30, 2010, we held $83.6 million of municipal variable rate demand notes, all of which are classified as available-for-sale short-term investments. At June 30, 2010, 24% of our municipal variable rate demand notes had a credit rating of AAA, 64% had a credit rating of AA, 12% had a credit rating of A, and all contained put options of seven days. Despite the long-term nature of their stated contractual maturities, we believe that we have the ability to quickly liquidate these securities. Our investments in these securities are recorded at fair value, and the interest rates reset every seven days. We believe we have the ability to sell our variable rate demand notes to the remarketing agent, tender agent or issuer at par value plus accrued interest in the event we decide to liquidate our investment in a particular variable rate demand note. Approximately 41% of our variable rate demand notes are supported by letters of credit from banks that we believe to be in good financial condition. The remaining 59% of our variable rate demand notes are supported by standby purchase agreements. As a result of these factors, we had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from these investments. All income generated from these investments was recorded as interest income. We have not been required to record any losses relating to municipal variable rate demand notes.
At June 30, 2010, we held $0.7 million of a fixed income bond fund.
At June 30, 2010, we held $32.3 million of marketable equity securities, including a single security, of which we held 1.8 million shares, carried at a fair value of $21.6 million. We sold 268 thousand shares of this security during the six months ended June 30, 2010. The sale resulted in proceeds of $4.1 million and a realized gain of $4.0 million. This single security traded approximately 1.3 million shares per day in the first six months of 2010 in an active market on a European stock exchange. This single security comprises $21.0 million of the gross unrealized gains included in the fair value of our marketable equity securities at June 30, 2010. The remaining $1.6 million of gross unrealized gains and $0.7 million of gross unrealized losses at June 30, 2010 were spread among 395 equity securities.
At June 30, 2010, we held a $48.3 million restricted certificate of deposit, which is carried at cost. This investment serves as a collateral deposit against the principal amount outstanding under loans made to ADTRAN pursuant to an Alabama State Industrial Development Authority revenue bond (the Bond). At June 30, 2010, the estimated fair value of the Bond was approximately $45.8 million, based on a debt security with a comparable interest rate and maturity and a Standard and Poor’s credit rating of A+. We have the right to set-off the balance of the Bond with the collateral deposit in order to reduce the balance of the indebtedness. For more information on the Bond, see “Debt” under “Liquidity and Capital Resources” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 2 of Part I of this report.
At June 30, 2010, we held $2.3 million of other investments carried at cost, consisting of interests in two private equity funds and an investment in a privately held telecommunications equipment manufacturer. The fair value of these investments was estimated to be approximately $10.2 million at June 30, 2010, based on unobservable inputs including information supplied by the company and the fund managers. We have committed to invest up to an aggregate of $7.9 million in the two private equity funds, and we have contributed $8.0 million as of June 30, 2010, of which $7.5 million has been applied toward these commitments. As of June 30, 2010, we have received distributions related to these two private equity funds of $6.6 million, of which $0.8 million was recorded as a realized investment gain. These investments are carried at cost, net of distributions, with distributions in excess of our investment recorded as a realized investment gain. The duration of each of these commitments is ten years with $0.1 million expiring in 2010 and $0.3 million expiring in 2012. We have not been required to record any impairment losses related to these investments during the six months ended June 30, 2010.

We review our investment portfolio for potential “other-than-temporary” declines in value on an individual investment basis. We assess, on a quarterly basis, significant declines in value which may be considered other-than-temporary and, if necessary, recognize and record the appropriate charge to write-down the carrying value of such investments. In making this assessment, we take into consideration qualitative and quantitative information, including but not limited to the following: the magnitude and duration of historical declines in market prices, credit rating activity, assessments of liquidity, public filings, and statements made by the issuer. We generally begin our identification of potential other-than-temporary impairments by reviewing any security with a fair value that has declined from its original or adjusted cost basis by 25% or more for six or more consecutive months. We then evaluate the individual security based on the previously identified factors to determine the amount of the write-down, if any. As a result of our review, we recorded an other-than-temporary impairment charge of $42 thousand during the six months ending June 30, 2010 related to three marketable equity securities. For the six months ended June 30, 2009, we recorded an other-than-temporary impairment charge of $2.0 million related to 107 publicly traded equity securities. In addition to the impairment charge we recorded on our marketable equity securities, we recorded an impairment charge of $0.4 million related to our investment in a fixed income bond fund and $0.5 million related to our deferred compensation plan during the first six months of 2009 as a result of similar reviews. There were no impairment charges related to the fixed income bond fund or deferred compensation plan assets during the six months ended June 30, 2010.
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

	Fair Value Measurements at June 30, 2010 Using
		Quoted Prices
		in Active	Significant
		Market for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash equivalents
Money market funds	$9,043	$9,043	$—	$—

Deferred compensation plan assets	3,510	3,510	—	—
Available-for-sale debt securities
Corporate bonds	76,725	—	76,725	—
Municipal fixed-rate bonds	113,321	—	113,321	—
Municipal variable rate demand notes	83,643	—	83,643	—
Fixed income bond fund	710	710	—	—
Available-for-sale equity securities
Equity securities — technology industry	22,726	22,726	—	—
Equity securities — other	9,620	9,620	—	—

Available-for-sale securities	310,255	36,566	273,689	—

Total	$319,298	$45,609	$273,689	$—

	Fair Value Measurements at December 31, 2009 Using
		Quoted Prices
		in Active	Significant
		Market for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash equivalents
Money market funds	$18,370	$18,370	$—	$—

Deferred compensation plan assets	3,424	3,424	—	—
Available-for-sale debt securities
Corporate bonds	20,414	—	20,414	—
Municipal fixed-rate bonds	141,285	—	141,285	—
Municipal variable rate demand notes	84,359	—	84,359	—
Fixed income bond fund	1,163	1,163	—	—
Available-for-sale equity securities
Equity securities — technology industry	23,491	23,491	—	—
Equity securities — other	10,044	10,044	—	—

Available-for-sale securities	284,180	38,122	246,058	—

Total	$302,550	$56,492	$246,058	$—

As of June 30, 2010 and December 31, 2009, the fair value of the investments in available-for-sale Level 2 corporate bonds and municipal fixed-rate bonds was $190.0 million and $161.7 million, respectively. The fair value of these securities is calculated using a weighted average market price for each security. Market prices are obtained from a variety of industry standard data providers, security master files from large financial institutions, and other third-party sources. These multiple market prices are used as inputs into a distribution-curve-based algorithm to determine the daily market value of each security.
As of June 30, 2010 and December 31, 2009, the fair value of the investments in available-for-sale Level 2 municipal variable rate demand notes was $83.6 million and $84.4 million, respectively. These securities have a structure that implies a standard expected market price. The frequent interest rate resets make it reasonable to expect the price to stay at par. These securities are priced at the expected market price.
5. INVENTORY
At June 30, 2010 and December 31, 2009, inventory consisted of the following:

	June 30,	December 31,
(In thousands)	2010	2009
Raw materials	$46,337	$33,930
Work in progress	5,262	2,662
Finished goods	20,698	16,832
Inventory reserves	(8,350)	(7,750)

Total	$63,947	$45,674

6. STOCKHOLDERS’ EQUITY
A summary of the changes in stockholders’ equity for the six months ended June 30, 2010 is as follows:

Stockholders’
(In thousands)	Equity
Balance, December 31, 2009	$452,515
Net income	45,945
Dividend payments	(11,171)
Dividends accrued for unvested restricted stock units	(14)
Net change in unrealized gains and losses on marketable securities (net of deferred taxes)	(1,268)
Foreign currency translation adjustment	(602)
Proceeds from stock option exercises	7,409
Tax benefits from stock option exercises	1,757
Stock-based compensation expense	3,497
Purchases of treasury stock	(10,330)

Balance, June 30, 2010	$487,738

Stock Repurchase Program
Since 1997, our Board of Directors has approved multiple share repurchase programs that have authorized open market repurchase transactions of up to 30 million shares of our common stock. During the six months ended June 30, 2010, we repurchased 0.5 million shares of our common stock at a weighted average price of $21.62 per share. We have the authority to purchase an additional 2.2 million shares of our common stock under the plan approved by the Board of Directors on April 14, 2008.
Stock Option Exercises
We issued 0.5 million shares of treasury stock during the six months ended June 30, 2010 to accommodate employee stock option exercises. The stock options had exercise prices ranging from $8.69 to $26.06. We received proceeds totaling $7.4 million from the exercise of these stock options during the six months ended June 30, 2010.
Dividend Payments
During the six months ended June 30, 2010, we have paid cash dividends as follows (in thousands except per share amount):

Record Date	Payment Date	Per Share Amount	Total Dividend Paid

February 4, 2010	February 18, 2010	$0.09	$5,577
April 29, 2010	May 13, 2010	$0.09	$5,594

Comprehensive Income
Comprehensive income consists of net income, net change in unrealized gains and losses on marketable securities and foreign currency translation adjustments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2010	2009	2010	2009

Net income	$27,751	$18,839	$45,945	$34,023
Net change in unrealized gains and losses related to:
Marketable securities, net of deferred tax benefit (expense) of $3,404 and $(2,172) for the three months ended June 30, 2010 and 2009, respectively, and $631 and $(2,501) for the six months ended June 30, 2010 and 2009, respectively	(5,678)	3,621	(1,056)	4,185
Impaired marketable securities, net of deferred tax benefit (expense) of $96 and $34 for the three months ended June 30, 2010 and 2009, respectively, and $127 and $(930) for the six months ended June 30, 2010 and 2009, respectively	(160)	(72)	(212)	1,542
Foreign currency translation adjustment	(770)	1,622	(602)	1,631

Total comprehensive income	$21,143	$24,010	$44,075	$41,381

7. EARNINGS PER SHARE
A summary of the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2010 and 2009 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2010	2009	2010	2009
Numerator
Net income	$27,751	$18,839	$45,945	$34,023

Denominator
Weighted average number of shares — basic	62,172	62,358	62,086	62,241
Effect of dilutive securities
Stock options	1,281	783	1,169	617
Restricted stock units	35	—	26	—

Weighted average number of shares — diluted	63,488	63,141	63,281	62,858

Net income per share — basic	$0.45	$0.30	$0.74	$0.55
Net income per share — diluted	$0.44	$0.30	$0.73	$0.54
Anti-dilutive options to purchase common stock outstanding were excluded from the above calculations. Anti-dilutive options totaled 2.1 million and 3.4 million for the three months ended June 30, 2010 and 2009, respectively, and 2.8 million and 4.7 million for the six months ended June 30, 2010 and 2009, respectively.
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

The following table presents information about the reported sales and gross profit of our reportable segments for the three and six months ended June 30, 2010 and 2009. Asset information by reportable segment is not reported, since we do not produce such information internally.

	Three Months Ended
	June 30, 2010		June 30, 2009
(In thousands)	Sales	Gross Profit	Sales	Gross Profit
Carrier Networks	$117,579	$70,273	$91,766	$53,508
Enterprise Networks	32,782	19,056	29,762	18,182

Total	$150,361	$89,329	$121,528	$71,690

	Six Months Ended
	June 30, 2010		June 30, 2009
(In thousands)	Sales	Gross Profit	Sales	Gross Profit
Carrier Networks	$217,103	$129,539	$178,850	$107,763
Enterprise Networks	60,285	35,118	53,042	31,387

Total	$277,388	$164,657	$231,892	$139,150

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

The table below presents sales information by product for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2010	2009	2010	2009
Carrier Systems	$73,148	$56,210	$131,241	$98,939
Business Networking	32,165	26,432	58,622	46,444
Loop Access	45,048	38,886	87,525	86,509

Total	$150,361	$121,528	$277,388	$231,892

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
Subcategory revenues included in the above are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2010	2009	2010	2009

Growth Products
Broadband Access (included in Carrier Systems)	$44,971	$31,391	$81,333	$53,610
Optical Access (included in Carrier Systems)	16,128	13,514	27,387	24,166
Internetworking (NetVanta & Multi-service Access Gateways) (included in Business Networking)	27,902	20,427	50,085	35,742

Total	89,001	65,332	158,805	113,518

Traditional Products
HDSL (does not include T1) (included in Loop Access)	42,174	34,349	82,104	77,270
Other products (excluding HDSL)	19,186	21,847	36,479	41,104

Total	61,360	56,196	118,583	118,374

Total	$150,361	$121,528	$277,388	$231,892

Sales by Geographic Region
The table below presents sales information by geographic area for the three and six months ended June 30, 2010 and 2009. International sales correlate to shipments with a non-U.S. destination.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2010	2009	2010	2009
United States	$142,046	$115,085	$262,346	$218,503
International	8,315	6,443	15,042	13,389

Total	$150,361	$121,528	$277,388	$231,892

9. LIABILITY FOR WARRANTY RETURNS
Our products generally include warranties of one to ten years for product defects. We accrue for warranty returns at the time revenue is recognized based on our estimate of the cost to repair or replace the defective products. We engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers. Our products continue to become more complex in both size and functionality as many of our product offerings migrate from line card applications to systems products. The increasing complexity of our products will cause warranty incidences, when they arise, to be more costly. Our estimates regarding future warranty obligations may change due to product failure rates, material usage, and other rework costs incurred in correcting a product failure. In addition, from time to time, specific warranty accruals may be recorded if unforeseen problems arise. Should our actual experience relative to these factors be worse than our estimates, we will be required to record additional warranty expense. Alternatively, if we provide for more reserves than we require, we will reverse a portion of such provisions in future periods. The liability for warranty obligations totaled $3.2 million at June 30, 2010 and $2.8 million at December 31, 2009. These liabilities are included in accrued expenses in the accompanying Consolidated Balance Sheets.
A summary of warranty expense and write-off activity for the six months ended June 30, 2010 and 2009 is as follows:

	Six Months Ended
	June 30,
(In thousands)	2010	2009
Balance at beginning of period	$2,833	$2,812
Plus: Amounts charged to cost and expenses	1,377	1,225
Less: Deductions	(1,050)	(1,265)

Balance at end of period	$3,160	$2,772

10. RELATED PARTY TRANSACTIONS
We employ the law firm of our director emeritus for legal services. All bills for services rendered by this firm are reviewed and approved by our Chief Financial Officer. We believe that the fees for such services are comparable to those charged by other firms for services rendered to us. For the three and six month periods ended June 30, 2010 and 2009, we incurred fees of $10 thousand per month for these legal services.
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
We have committed to invest up to an aggregate of $7.9 million in two private equity funds, and we have contributed $8.0 million as of June 30, 2010, of which $7.5 million has been applied to these commitments. See Note 4 of Notes to Consolidated Financial Statements for additional information.
12. SUBSEQUENT EVENTS
On July 13, 2010, we announced that our Board of Directors declared a quarterly cash dividend of $0.09 per common share to be paid to stockholders of record at the close of business on July 29, 2010. The payment date will be August 12, 2010. The quarterly dividend payment will be approximately $5.6 million. In July 2003, our Board of Directors elected to begin declaring quarterly dividends on our common stock considering the favorable tax treatment of dividends and adequate levels of Company liquidity.

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
In addition, we identify sub-categories of product revenues, which we divide into growth products, representing our primary growth areas, and traditional products. Our growth products consist of Broadband Access and Optical Access products (included in Carrier Systems) and Internetworking products (included in Business Networking) and our traditional products include HDSL products (included in Loop Access) and other products. Many of our customers are migrating their networks to deliver higher bandwidth services by utilizing newer technologies. We believe that products in our primary growth areas position us well for this migration. Despite short-term increases, we anticipate that revenues of many of our traditional products, including HDSL, will decline over time; however, revenues from these products may continue for years because of the time required for our customers to transition to newer technologies.
See Note 8 of Notes to Consolidated Financial Statements in this report for further information regarding these product categories.
Sales were $150.4 million and $277.4 million for the three and six months ended June 30, 2010 compared to $121.5 million and $231.9 million for the three and six months ended June 30, 2009. Product revenues for our three primary growth areas, Broadband Access, Optical Access and Internetworking, were $89.0 million and $158.8 million for the three and six months ended June 30, 2010 compared to $65.3 million and $113.5 million for the three and six months ended June 30, 2009. Our gross margin increased for the three months ended June 30, 2010 to 59.4% from 59.0% for the three months ended June 30, 2009, while decreasing for the six months ended June 30, 2010 to 59.4% from 60.0% for the six months ended June 30, 2009. Our operating margin increased to 25.7% and 23.1% for the three and six months ended June 30, 2010 from 21.5% and 21.1% for the three and six months ended June 30, 2009. Net income was $27.8 million and $45.9 million for the three and six months ended June 30, 2010 compared to $18.8 million and $34.0 million for the three and six months ended June 30, 2009. Our effective tax rate increased to 33.9% and 34.6% for the three and six months ended June 30, 2010 from 33.8% and 30.7% for the three and six months ended June 30, 2009. Earnings per share, assuming dilution, were $0.44 and $0.73 for the three and six months ended June 30, 2010 compared to $0.30 and $0.54 for the three and six months ended June 30, 2009.

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
EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS
See Note 1 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition, which is incorporated herein by reference.
RESULTS OF OPERATIONS — THREE AND SIX MONTHS ENDED JUNE 30, 2010 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2009
SALES
ADTRAN’s sales increased 23.7% from $121.5 million in the three months ended June 30, 2009 to $150.4 million in the three months ended June 30, 2010, and increased 19.6% from $231.9 million in the six months ended June 30, 2009 to $277.4 million in the six months ended June 30, 2010.
Carrier Networks sales increased 28.1% from $91.8 million in the three months ended June 30, 2009 to $117.6 million in the three months ended June 30, 2010, and increased 21.4% from $178.9 million in the six months ended June 30, 2009 to $217.1 in the six months ended June 30, 2010. The increase in Carrier Networks sales for the three and six month periods ended June 30, 2010 compared to the three and six month periods ended June 30, 2009 is primarily attributable to increases in Broadband Access, Optical Access, HDSL and Internetworking NTE product sales.

Enterprise Networks sales increased 10.1% from $29.8 million in the three months ended June 30, 2009 to $32.8 million in the three months ended June 30, 2010, and increased 13.7% from $53.0 million in the six months ended June 30, 2009 to $60.3 million in the six months ended June 30, 2010. The increase in Enterprise Network sales for the three and six month periods ended June 30, 2010 compared to the three and six month periods ended June 30, 2009 is primarily attributable to an increase in Internetworking product sales, partially offset by a decrease in traditional IAD and enterprise T1 products. Internetworking product sales were 75.7% and 74.7% of Enterprise Network sales in the three and six months ended June 30, 2010, compared with 65.8% and 64.7% in the three and six months ended June 30, 2009. Traditional products primarily comprise the remainder of Enterprise Networks sales. Enterprise Networks sales as a percentage of total sales decreased from 24.5% for the three months ended June 30, 2009 to 21.8% for the three months ended June 30, 2010 and decreased from 22.9% for the six months ended June 30, 2009 to 21.7% for the six months ended June 30, 2010.
International sales, which are included in the Carrier Networks and Enterprise Networks amounts discussed above, increased 29.1% from $6.4 million in the three months ended June 30, 2009 to $8.3 million in the three months ended June 30, 2010, and increased 12.3% from $13.4 million in the six months ended June 30, 2009 to $15.0 million in the six months ended June 30, 2010. The increase in international sales for the three and six month periods ended June 30, 2010 was primarily due to an increase in sales to our Asia-Pacific customers. International sales, as a percentage of total sales, increased from 5.3% for the three months ended June 30, 2009 to 5.5% for the three months ended June 30, 2010, and decreased from 5.8% for the six months ended June 30, 2009 to 5.4% for the six months ended June 30, 2010.
Carrier System product sales increased $16.9 million and $32.3 million in the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009 primarily due to increases in Broadband Access and Optical Access product sales. The increase in Broadband Access and Optical Access product sales is primarily attributable to continued growth of our TA5000, TA1100/1200 FTTN products, and OPTI 6100 products.
Business Networking product sales increased $5.7 million and $12.2 million in the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009, primarily due to an increase in Internetworking product sales, offset by a decrease in sales of traditional IAD products as customers shifted to newer technologies. Many of these newer technologies are integral to our Internetworking product area.
Loop Access product sales increased $6.2 million and $1.0 million in the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009 primarily due to an increase in HDSL product sales, offset by decreases in other traditional products.
COST OF SALES
As a percentage of sales, cost of sales decreased from 41.0% in the three months ended June 30, 2009 to 40.6% in the three months ended June 30, 2010 and increased from 40.0% in the six months ended June 30, 2009 to 40.6% in the six months ended June 30, 2010. The decrease for the three month period ended June 30, 2010 is primarily related to improved cost absorption and manufacturing efficiencies achieved at the higher production volumes, partially offset by higher costs incurred to expedite delivery of materials. The increase for the six month period ended June 30, 2010 is primarily related to an increase in costs incurred to expedite delivery of materials due to the impact of component supply constraints broadly impacting our industry during the period.
Carrier Networks cost of sales, as a percent of division sales, decreased from 41.7% in the three months ended June 30, 2009 to 40.2% in the three months ended June 30, 2010 and increased from 39.7% in the six months ended June 30, 2009 to 40.3% in the six months ended June 30, 2010. The decrease for the three month period ended June 30, 2010 is primarily related to the cost elements discussed above. The increase for the six month period ended June 30, 2010 is primarily related to the cost elements discussed above.
Enterprise Networks cost of sales, as a percent of division sales, increased from 38.9% in the three months ended June 30, 2009 to 41.9% in the three months ended June 30, 2010 and increased from 40.8% in the six months ended June 30, 2009 to 41.7% in the six months ended June 30, 2010. The increase for the three month and six month periods ended June 30, 2010 is primarily related to the cost elements discussed above, a higher cost product mix, and the impact of cost allocations between divisions.

An important part of our strategy is to reduce the product costs of each succeeding product generation and then to lower the product’s price based on the cost savings achieved. This may cause variations in our gross profit percentage due to timing differences between the recognition of cost reductions and the lowering of product selling prices.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses increased 14.3% from $24.9 million in the three months ended June 30, 2009 to $28.5 million in the three months ended June 30, 2010 and increased 14.6% from $48.6 million in the six months ended June 30, 2009 to $55.7 million in the six months ended June 30, 2010. The increase in selling, general and administrative expenses in the three and six month periods ended June 30, 2010 is primarily related to increased staffing costs, fringe benefits, incentive compensation, and travel expenses.
Selling, general and administrative expenses as a percentage of sales decreased from 20.5% in the three months ended June 30, 2009 to 18.9% in the three months ended June 30, 2010 and decreased from 21.0% in the six months ended June 30, 2009 to 20.1% in the six months ended June 30, 2010. Selling, general and administrative expenses as a percentage of sales may fluctuate whenever there is a significant fluctuation in revenues for the periods being compared.
RESEARCH AND DEVELOPMENT EXPENSES
Research and development expenses increased 7.7% from $20.7 million in the three months ended June 30, 2009 to $22.3 million in the three months ended June 30, 2010 and increased 8.4% from $41.5 million in the six months ended June 30, 2009 to $45.0 million in the six months ended June 30, 2010. The increase in research and development expenses in the three and six months ended June 30, 2010 reflects increased staffing and testing expense primarily related to general development activities for customer specific requirements, as well as costs related to product design approvals primarily for one or more of the top three U.S. carriers. As a percentage of sales, research and development expenses decreased from 17.0% in the three months ended June 30, 2009 to 14.8% in the three months ended June 30, 2010 and decreased from 17.9% in the six months ended June 30, 2009 to 16.2% in the six months ended June 30, 2010.
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
INTEREST AND DIVIDEND INCOME
Interest and dividend income decreased 10.0% from $1.8 million in the three months ended June 30, 2009 to $1.7 million in the three month periods ended June 30, 2010 and decreased 8.5% from $3.5 million in the six month periods ended June 30, 2009 to $3.2 million in the six months ended June 30, 2010. This decrease is primarily driven by a 4.4% reduction in the average rate of return on our investments as a result of lower interest rates, partially offset by an 8.8% increase in our average investment balances.
INTEREST EXPENSE
Interest expense, which is primarily related to our taxable revenue bond, remained constant at $0.6 million in each of the three months ended June 30, 2010 and 2009 and $1.2 million in each of the six months ended June 30, 2010 and 2009, respectively. See “Liquidity and Capital Resources” below for additional information on our revenue bond.
NET REALIZED INVESTMENT GAIN/LOSS
Net realized investment gain/loss changed from a $1.0 million gain in the three months ended June 30, 2009 to a $2.5 million gain in the three months ended June 30, 2010 and changed from a $2.2 million loss in the six months ended June 30, 2009 to a $4.7 million gain in the six months ended June 30, 2010. This change is primarily a result of the other-than-temporary impairment of certain securities in our equity portfolio in 2009 and the realized gain on the sale of one security in 2010. See “Investing Activities” in “Liquidity and Capital Resources” below for additional information.

OTHER INCOME (EXPENSE), NET
Other income (expense), net, comprised primarily of miscellaneous income, gains and losses on foreign currency transactions, investment account management fees, scrap raw material sales, and gains and losses on the disposal of property, plant and equipment occurring in the normal course of business, changed from $0.1 million of income in the three months ended June 30, 2009 to $0.2 million of expense in the three months ended June 30, 2010 and changed from $35 thousand of expense in the six months ended June 30, 2009 to $0.4 million of expense in the six months ended June 30, 2010.
INCOME TAXES
Our effective tax rate increased from 30.7% in the six months ended June 30, 2009 to 34.6% in the six months ended June 30, 2010. The increase is primarily due to a one-time tax benefit of $1.7 million recorded in the first quarter of 2009, which decreased our effective tax rate by 3.4 percentage points. The $1.7 million benefit resulted from a review of our deduction for manufacturer’s domestic production activities for the years 2005, 2006 and 2007 under Internal Revenue Code Section 199, which was completed during the first quarter of 2009. Amended income tax returns were filed during the first quarter of 2009 in association with this benefit. In addition, the manufacturer’s domestic production activities deduction increased from six percent in 2009 to nine percent in 2010, resulting in approximately a 1.0 percentage point decrease in our effective tax rate for the six months ended June 30, 2010.
The tax provision for the six months ended June 30, 2009 also included the benefit from the research and development tax credit. The tax provision for the six months ended June 30, 2010 did not include a benefit from the research and development tax credit, which expired on December 31, 2009. The exclusion of the benefit from the research and development tax credits resulted in approximately a 2.0 percentage point increase in our effective tax rate in the six months ended June 30, 2010. Finally, the completion of an audit for the years 2006 and 2007 by the Internal Revenue Service resulted in the reversal of several uncertain tax positions, which resulted in approximately a 1.0 percentage point decrease in our effective tax rate for the six months ended June 30, 2010.
NET INCOME
As a result of the above factors, net income increased $8.9 million from $18.8 million in the three months ended June 30, 2009 to $27.8 million in the three months ended June 30, 2010 and increased $11.9 million from $34.0 million in the six months ended June 30, 2009 to $45.9 million in the six months ended June 30, 2010.
As a percentage of sales, net income increased from 15.5% in the three months ended June 30, 2009 to 18.5% in the three months ended June 30, 2010 and increased from 14.7% in the six months ended June 30, 2009 to 16.6% in the six months ended June 30, 2010.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
At June 30, 2010, cash on hand was $29.5 million and short-term investments were $150.4 million, which resulted in available short-term liquidity of $179.9 million. At December 31, 2009, our cash on hand of $24.1 million and short-term investments of $172.5 million resulted in available short-term liquidity of $196.6 million. The decrease in liquidity from December 31, 2009 to June 30, 2010 primarily reflects a realignment of our investment portfolio from short-term to long-term, which increased long-term investments by $48.2 million in the first six months of 2010 compared to December 31, 2009.
Operating Activities
Our working capital, which consists of current assets less current liabilities, decreased 5.7% from $278.0 million as of December 31, 2009 to $262.3 million as of June 30, 2010. The quick ratio, defined as cash and cash equivalents, short-term investments, and net accounts receivable, divided by current liabilities, decreased from 5.54 as of December 31, 2009 to 3.40 as of June 30, 2010. The current ratio, defined as current assets divided by current liabilities, decreased from 6.82 as of December 31, 2009 to 4.55 as of June 30, 2010. Our working capital, the quick ratio, and the current ratio decreased due to a realignment of our investment portfolio from short-term to long-term, which increased long-term investments by $48.2 million, and an increase in current liabilities of $26.1 million, primarily due to increases of $18.5 million in accounts payable and $4.8 million in accrued wages and benefits at June 30, 2010.
Net accounts receivable increased from $68.0 million at December 31, 2009 to $71.6 million at June 30, 2010. Our allowance for doubtful accounts was $0.1 million at December 31, 2009 and $0.2 million at June 30, 2010. Quarterly accounts receivable days sales outstanding (DSO) decreased from 50 days as of December 31, 2009 to 43 days as of June 30, 2010. Generally, the change in net accounts receivable and DSO is due to the timing of sales and collections during the quarter. Other receivables increased from $4.1 million at December 31, 2009 to $8.0 million at June 30, 2010. The increase in other receivables at June 30, 2010 reflects increased materials supplied to our contract manufacturers to support current production levels. Additionally, other receivables may fluctuate due to the timing of collections for materials supplied to our contract manufacturers.

Quarterly inventory turnover remained consistent at 4.5 turns as of December 31, 2009 and 4.4 turns as of June 30, 2010. Inventory increased 40.0% from December 31, 2009 to June 30, 2010. We expect inventory levels to fluctuate as we attempt to maintain sufficient inventory in response to seasonal cycles of our business; ensuring competitive lead times while managing the risk of inventory obsolescence that may occur due to rapidly changing technology and customer demand. Our investment in inventory increased in the second quarter to support strong customer order levels and to mitigate component supply constraints broadly affecting the industry as production increased. We anticipate these constraints will ease over the balance of the year.
Accounts payable increased 71.8% from $25.8 million at December 31, 2009 to $44.3 million at June 30, 2010. Generally, the change in accounts payable is due to variations in the timing of the receipt of supplies, inventory and services and our subsequent payments for these purchases.
Investing Activities
Capital expenditures totaled approximately $4.8 million and $3.9 million for the six months ended June 30, 2010 and 2009, respectively. These expenditures were primarily used to purchase manufacturing and test equipment and computer software and hardware.
Our combined short-term and long-term investments increased $26.1 million from $334.6 million at December 31, 2009 to $360.8 million at June 30, 2010.
We invest all available cash not required for immediate use in operations primarily in securities that we believe bear minimal risk of loss. At June 30, 2010 these investments included municipal variable rate demand notes of $83.6 million, municipal fixed-rate bonds of $113.3 million, and corporate bonds of $76.7 million. At December 31, 2009, these investments included municipal variable rate demand notes of $84.4 million, municipal fixed-rate bonds of $141.3 million and corporate bonds of $20.4 million.
Our municipal variable rate demand notes are classified as available-for-sale short-term investments. At June 30, 2010, 24% of our municipal variable rate demand notes had a credit rating of AAA, 64% had a credit rating of AA, 12% had a credit rating of A, and all contained put options of seven days. Despite the long-term nature of their stated contractual maturities, we believe that we have the ability to quickly liquidate these securities. Our investments in these securities are recorded at fair value, and the interest rates reset every seven days. We believe we have the ability to sell our variable rate demand notes to the remarketing agent, tender agent or issuer at par value plus accrued interest in the event we decide to liquidate our investment in a particular variable rate demand note. Approximately 41% of our variable rate demand notes are supported by letters of credit from banks that we believe to be in good financial condition. The remaining 59% of our variable rate demand notes are supported by standby purchase agreements. As a result of these factors, we had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from these investments. All income generated from these investments was recorded as interest income. We have not been required to record any losses relating to municipal variable rate demand notes.
At June 30, 2010, approximately 39% of our municipal fixed-rate bond portfolio had a credit rating of AAA, 52% had a credit rating of AA, and 9% had a credit rating of A. These bonds are classified as available-for-sale investments and had an average duration of 1.0 years at June 30, 2010. Because our bond portfolio has a high quality rating and contractual maturities of a short duration, we are able to obtain prices for these bonds derived from observable market inputs, or for similar securities traded in an active market, on a daily basis.
At June 30, 2010, we held $76.7 million of corporate bonds. Of this amount, we held $41.2 million in bonds that have been guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program (TLGP). These bonds are classified as available-for-sale and had an average duration of 2.0 years at June 30, 2010. At June 30, 2010, approximately 54% of our corporate bond portfolio had a credit rating of AAA, 10% had a credit rating of AA, 21% had a credit rating of A, and 15% had a credit rating of BBB.

Our long-term investments increased 29.7% from $162.2 million at December 31, 2009 to $210.4 million at June 30, 2010. The primary reason for the increase in our long-term investments was the realignment of our investment portfolio. Long-term investments at June 30, 2010 and December 31, 2009 included an investment in a restricted certificate of deposit of $48.3 million which serves as collateral for our revenue bonds, as discussed below. We have various equity investments included in long-term investments at a cost of $10.4 million and $9.8 million, and with a fair value of $32.3 million and $33.5 million, at June 30, 2010 and December 31, 2009, respectively, including a single equity security, of which we held 1.8 million shares and 2.1 million shares, carried at $21.6 million and $22.4 million of fair value at June 30, 2010 and December 31, 2009, respectively. The single security traded approximately 1.3 million shares per day in the first half of 2010 in an active market on a European stock exchange. Of the gross unrealized gains included in the fair value of our marketable securities at June 30, 2010, this single security comprised $21.0 million of the unrealized gain. Long-term investments at June 30, 2010 also include $3.5 million related to our deferred compensation plan; $2.3 million of other investments carried at cost, consisting of interests in two private equity funds and an investment in a privately held telecommunications equipment manufacturer; and $0.7 million of a fixed income bond fund.
We review our investment portfolio for potential “other-than-temporary” declines in value on an individual investment basis. We assess, on a quarterly basis, significant declines in value which may be considered other-than-temporary and, if necessary, recognize and record the appropriate charge to write-down the carrying value of such investments. In making this assessment, we take into consideration qualitative and quantitative information, including but not limited to the following: the magnitude and duration of historical declines in market prices, credit rating activity, assessments of liquidity, public filings, and statements made by the issuer. We generally begin our identification of potential other-than-temporary impairments by reviewing any security with a fair value that has declined from its original or adjusted cost basis by 25% or more for six or more consecutive months. We then evaluate the individual security based on the previously identified factors to determine the amount of the write-down, if any. As a result of our review, we recorded an other-than-temporary impairment charge of $42 thousand during the first six months of 2010 related to three marketable equity securities. For the six months ended June 30, 2009, we recorded an other-than-temporary impairment charge of $2.0 million related to 107 publicly traded equity securities. In addition to the impairment charge we recorded on our marketable equity securities, we recorded an impairment charge of $0.4 million related to our investment in a fixed income bond fund and $0.5 million related to our deferred compensation plan during the first six months of 2009 as a result of similar reviews. There were no impairment charges related to the fixed income bond fund or deferred compensation plan assets during the six months ended June 30, 2010.
Financing Activities
Dividends
In July 2003, our Board of Directors elected to begin declaring quarterly dividends on our common stock considering the favorable tax treatment of dividends and adequate levels of Company liquidity. During the six months ended June 30, 2010, we paid dividends totaling $11.2 million.
Debt
We have amounts outstanding under loans made pursuant to an Alabama State Industrial Development Authority revenue bond (the Bond) which totaled $48.3 million at June 30, 2010 and December 31, 2009. At June 30, 2010, the estimated fair value of the Bond was approximately $45.8 million, based on a debt security with a comparable interest rate and maturity and a Standard & Poor’s credit rating of A+. Included in long-term investments are restricted funds in the amount of $48.3 million at June 30, 2010 and December 31, 2009, which is a collateral deposit against the principal amount of the Bond. We have the right to set-off the balance of the Bond with the collateral deposit in order to reduce the balance of the indebtedness. The Bond matures on January 1, 2020, and bears interest at the rate of 5% per annum. In conjunction with this program, we receive certain economic incentives from the State of Alabama that reduce the amount of payroll withholdings we are required to remit to the state for those employment positions that qualify under this program.
We are required to make payments in the amounts necessary to pay the principal and interest on the amounts currently outstanding. Based on positive cash flow from operating activities, we have decided to continue early partial redemptions of the Bond. It is our intent to make annual principal payments in addition to the interest amounts that are due. In connection with this decision, $0.5 million of the Bond debt has been classified as a current liability in the Consolidated Balance Sheets.

Stock Repurchase Program
Since 1997, our Board of Directors has approved multiple share repurchase programs that have authorized open market repurchase transactions of up to 30 million shares of our common stock. During the six months ended June 30, 2010, we repurchased 0.5 million shares of our common stock at a weighted average price of $21.62 per share. We have the authority to purchase an additional 2.2 million shares of our common stock under the plan approved by the Board of Directors on April 14, 2008.
We issued 0.5 million shares of treasury stock for $7.4 million during the six months ended June 30, 2010 to accommodate employee stock option exercises. During the six months ended June 30, 2009, we issued 0.5 million shares of treasury stock for $8.4 million.
Off-Balance Sheet Arrangements and Contractual Obligations
We do not have off-balance sheet financing arrangements and have not engaged in any related party transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources. During the six months ended June 30, 2010, there have been no material changes in contractual obligations and commercial commitments from those discussed in our most recent Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 26, 2010 with the SEC.
We have committed to invest up to an aggregate of $7.9 million in two private equity funds, and we have contributed $8.0 million as of June 30, 2010, of which $7.5 million has been applied to these commitments. See Note 4 of Notes to Consolidated Financial Statements for additional information.
We intend to finance our operations with cash flow from operations. We have used, and expect to continue to use, the cash generated from operations for working capital needs, purchases of treasury stock, dividend payments, and other general corporate purposes, including (i) product development activities to enhance our existing products and develop new products and (ii) expansion of sales and marketing activities. We believe our cash and cash equivalents, investments and cash generated from operations to be adequate to meet our operating and capital needs for the foreseeable future.
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
We are exposed to financial market risks, including changes in interest rates and prices of marketable equity and fixed-income securities. The primary objective of the large majority of our investment activities is to preserve principal while at the same time achieving appropriate yields without significantly increasing risk. To achieve this objective, a majority of our marketable securities are investment grade, municipal fixed-rate bonds, municipal variable rate demand notes and municipal money market instruments denominated in United States dollars. At June 30, 2010, 24% of our municipal variable rate demand notes had a credit rating of AAA, 64% had a credit rating of AA, 12% had a credit rating of A, and all contained put options of seven days. At June 30, 2010, approximately 39% of our municipal fixed-rate bond portfolio had a credit rating of AAA, 52% had a credit rating of AA, and 9% had a credit rating of A. We also held $76.7 million of corporate bonds. Of this amount, we held $41.2 million in bonds issued by various banks that have been guaranteed by the Federal Deposit Insurance Corporation under the Treasury Liquidity Guarantee Program. At June 30, 2010, approximately 54% of our corporate bond portfolio had a credit rating of AAA, 10% had a credit rating of AA, 21% had a credit rating of A, and 15% had a credit rating of BBB.
We maintain depository investments with certain financial institutions. Although these depository investments may exceed government insured depository limits, we have evaluated the credit worthiness of these financial institutions, and determined the risk of material financial loss due to exposure of such credit risk to be minimal. As of June 30, 2010, $26.8 million of our cash and cash equivalents, primarily certain domestic money market funds and foreign depository accounts, were in excess of government provided insured depository limits. The Temporary Liquidity Guarantee Program adopted during 2008 by the Federal Deposit Insurance Corporation provided full coverage of our domestic depository accounts through December 2009. Although this program was extended through June 30, 2010, the banks where we maintain our depository accounts opted out of participation in this program after December 31, 2009.
As of June 30, 2010, approximately $285.0 million of our cash and investments may be directly affected by changes in interest rates. We have performed a hypothetical sensitivity analysis assuming market interest rates increase or decrease by 50 basis points (bps), 100 bps and 150 bps for the entire year, while all other variables remain constant. At June 30, 2010, we held $101.5 million of cash and money market instruments and municipal variable rate demand notes where a change in interest rates would impact our interest income. Hypothetical 50 bps, 100 bps and 150 bps declines in interest rates as of June 30, 2010 would reduce annualized interest income on our cash and money market instruments and municipal variable rate demand notes by approximately $0.5 million, $1.0 million and $1.5 million, respectively. In addition, we held $183.6 million of fixed-rate municipal bonds and corporate bonds whose fair values may be directly affected by a change in interest rates. Hypothetical 50 bps, 100 bps and 150 bps increases in interest rates as of June 30, 2010 would reduce the fair value of our municipal fixed-rate bonds and corporate bonds by approximately $1.2 million, $2.4 million and $3.6 million, respectively.
As of June 30, 2009, interest income on approximately $244.5 million of our cash and investments was subject to being directly affected by changes in interest rates. We performed a hypothetical sensitivity analysis assuming market interest rates increase or decrease by 50 basis points (bps), 100 bps and 150 bps, while all other variables remain constant. Hypothetical 50 bps, 100 bps and 150 bps declines in interest rates as of June 30, 2009 would have reduced annualized interest income on our cash, money market instruments and municipal variable rate demand notes by approximately $0.5 million, $1.0 million and $1.5 million, respectively. In addition, hypothetical 50 bps, 100 bps and 150 bps increases in interest rates as of June 30, 2009 would have reduced the fair value of our municipal fixed-rate bonds and corporate bonds by approximately $0.8 million, $1.6 million and $2.4 million, respectively.
For further information about the fair value of our available-for-sale investments as of June 30, 2010 see Note 4 of Notes to Consolidated Financial Statements.

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

ITEM 6.	EXHIBITS
Exhibits.

Exhibit No.		Description
31		Rule 13a-14(a)/15d-14(a) Certifications

32		Section 1350 Certifications

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*
Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADTRAN, INC. (Registrant)
Date: July 29, 2010	/s/ James E. Matthews
James E. Matthews
Senior Vice President — Finance, Chief Financial Officer, Treasurer, Secretary and Director (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description

31		Rule 13a-14(a)/15d-14(a) Certifications

32		Section 1350 Certifications

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*
Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.