Form 10-Q
period 2010-09-30
ADTRAN INC
filed 2010-11-02
CIK 926282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2010
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

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller Reporting Company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date:

Class	Outstanding at October 21, 2010

Common Stock, $.01 Par Value	63,090,101 shares

ADTRAN, INC.
Quarterly Report on Form 10-Q
For the Three and Nine Months Ended September 30, 2010
FORWARD LOOKING STATEMENTS
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ADTRAN, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	September 30,	December 31,
	2010	2009
ASSETS
Current Assets
Cash and cash equivalents	$26,062	$24,135
Short-term investments	156,868	172,469
Accounts receivable, less allowance for doubtful accounts of $157 at September 30, 2010 and $138 at December 31, 2009	69,395	68,044
Other receivables	7,353	4,097
Inventory	69,952	45,674
Prepaid expenses	3,493	2,795
Deferred tax assets, net	10,067	8,603

Total current assets	343,190	325,817

Property, plant and equipment, net	74,098	74,309
Other assets	2,034	2,168
Long-term investments	238,382	162,169

Total assets	$657,704	$564,463

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$26,970	$25,782
Unearned revenue	8,136	7,138
Accrued expenses	5,610	4,202
Accrued wages and benefits	13,259	7,634
Income tax payable, net	1,896	3,017

Total current liabilities	55,871	47,773

Deferred tax liabilities, net	6,608	5,035
Other non-current liabilities	10,909	11,390
Bonds payable	47,750	47,750

Total liabilities	121,138	111,948

Commitments and contingencies (see Note 11)

Stockholders’ Equity
Common stock, par value $0.01 per share; 200,000 shares authorized; 79,652 shares issued at September 30, 2010 and December 31, 2009	797	797
Additional paid-in capital	190,926	181,240
Accumulated other comprehensive income	21,598	17,853
Retained earnings	702,281	649,256
Less treasury stock at cost: 16,643 shares at September 30, 2010 and 17,392 shares at December 31, 2009	(379,036)	(396,631)

Total stockholders’ equity	536,566	452,515

Total liabilities and stockholders’ equity	$657,704	$564,463

See notes to consolidated financial statements

ADTRAN, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Sales	$162,957	$128,062	$440,345	$359,954
Cost of sales	65,658	53,605	178,389	146,347

Gross profit	97,299	74,457	261,956	213,607

Selling, general and administrative expenses	29,452	25,001	85,111	73,583
Research and development expenses	22,802	20,497	67,838	62,029

Operating income	45,045	28,959	109,007	77,995

Interest and dividend income	1,622	1,798	4,803	5,273
Interest expense	(630)	(613)	(1,828)	(1,825)
Net realized investment gain (loss)	3,399	760	8,055	(1,443)
Other income (expense), net	(266)	107	(641)	72

Income before provision for income taxes	49,170	31,011	119,396	80,072

Provision for income taxes	(17,086)	(9,428)	(41,367)	(24,466)

Net income	$32,084	$21,583	$78,029	$55,606

Weighted average shares outstanding — basic	62,771	62,762	62,316	62,417

Weighted average shares outstanding — diluted	64,300	63,870	63,638	63,258

Earnings per common share — basic	$0.51	$0.34	$1.25	$0.89

Earnings per common share — diluted	$0.50	$0.34	$1.23	$0.88

Dividend per share	$0.09	$0.09	$0.27	$0.27
See notes to consolidated financial statements

ADTRAN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net income	$78,029	$55,606
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,842	7,521
Amortization of net premium on available-for-sale investments	3,267	2,626
Net realized (gain) loss on long-term investments	(8,055)	1,443
Net (gain) loss on disposal of property, plant and equipment	9	(32)
Stock-based compensation expense	5,227	4,995
Deferred income taxes	(1,624)	(1,119)
Tax benefit from stock option exercises	4,459	1,416
Excess tax benefits from stock-based compensation arrangements	(3,986)	(906)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,351)	(12,402)
Other receivables	(3,256)	(1,241)
Inventory	(24,278)	2,710
Prepaid expenses and other assets	(829)	90
Accounts payable	1,188	5,792
Accrued expenses and other liabilities	7,525	2,495
Income tax payable, net	(1,121)	3,766

Net cash provided by operating activities	63,046	72,760

Cash flows from investing activities:
Purchases of property, plant and equipment	(7,375)	(6,710)
Proceeds from sales and maturities of available-for-sale investments	221,173	140,047
Purchases of available-for-sale investments	(272,383)	(217,669)
Acquisition of business, net of cash acquired	—	(1,370)

Net cash used in investing activities	(58,585)	(85,702)

Cash flows from financing activities:
Proceeds from stock option exercises	19,769	12,673
Purchases of treasury stock	(10,330)	(2,780)
Dividend payments	(16,822)	(16,830)
Excess tax benefits from stock-based compensation arrangements	3,986	906

Net cash used in financing activities	(3,397)	(6,031)

Net increase (decrease) in cash and cash equivalents	1,064	(18,973)
Effect of exchange rate changes	863	2,300
Cash and cash equivalents, beginning of period	24,135	41,909

Cash and cash equivalents, end of period	$26,062	$25,236

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
Recent Accounting Pronouncements
In October 2009, the Financial Accounting Standards Board (FASB) issued Update No. 2009-13, which amends the Revenue Recognition topic of the FASB Accounting Standards Codification (ASC). This update provides amendments to the criteria in Subtopic 605-25 of the ASC for separating consideration in multiple-deliverable arrangements. As a result of those amendments, multiple-deliverable arrangements will be separated in more circumstances than under existing U.S. GAAP. The amendments establish a selling price hierarchy for determining the selling price of a deliverable and will replace the term fair value in the revenue allocation guidance with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. The amendments will also eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and will require that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. These amendments will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We do not expect the adoption of this amendment will have a material impact on our consolidated results of operations or financial condition.
In October 2009, the FASB issued Update No. 2009-14, which amends the Software topic of the ASC. The amendments in this update change the accounting model for revenue arrangements that include both tangible products and software elements. Tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality is no longer within the scope of the software revenue guidance in Subtopic 985-605 of the ASC. In addition, the amendments in this update require that hardware components of a tangible product containing software components always be excluded from the software revenue guidance. In that regard, the amendments provide additional guidance on how to determine which software, if any, relating to the tangible product also would be excluded from the scope of the software revenue guidance. The amendments also provide guidance on how a vendor should allocate arrangement consideration to deliverables in an arrangement that includes both tangible products and software. The amendments also provide further guidance on how to allocate arrangement consideration when an arrangement includes deliverables both included and excluded from the scope of the software revenue guidance. These amendments will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We do not expect the adoption of this amendment will have a material impact on our consolidated results of operations or financial condition.

During the nine months ended September 30, 2010, we adopted the following accounting standards, which had no material effect on our consolidated results of operations or financial condition:
In January 2010, the FASB issued Update No. 2010-06, which amends the Fair Value Measurements and Disclosures topic of the ASC. The amendments in this update require new disclosures about transfers in and out of Level 1 and Level 2 fair value measurements and the activity in Level 3 fair value measurements and, in addition, clarify existing disclosures required for levels of disaggregation and inputs and valuation techniques. These amendments are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about activity in Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We adopted this amendment for the period ended March 31, 2010, and we have provided the disclosures required for the period ended September 30, 2010.
In February 2010, the FASB issued Update No. 2010-09, which amends the Subsequent Events topic of the ASC. The amendments in this update require entities that are SEC filers to evaluate subsequent events through the date that the financial statements are issued. Additionally, SEC filers are no longer required to disclose the date through which subsequent events were evaluated. The amendments in this update were effective upon issuance. We adopted this amendment for the period ended March 31, 2010, and we have provided the disclosures required for the period ended September 30, 2010.
2. INCOME TAXES
Our effective tax rate increased from 30.6% in the nine months ended September 30, 2009 to 34.6% in the nine months ended September 30, 2010. The increase is partially attributable to a one-time tax benefit of $1.7 million recorded in the first quarter of 2009, which decreased our effective tax rate by 2.1 percentage points for the nine months ended September 30, 2009. The $1.7 million benefit resulted from a review of our deduction for manufacturer’s domestic production activities for the years 2005, 2006 and 2007 under Internal Revenue Code Section 199, which was completed during the first quarter of 2009. Amended income tax returns were filed during the first quarter of 2009 in association with this benefit. In addition, the manufacturer’s domestic production activities deduction increased from six percent in 2009 to nine percent in 2010, resulting in approximately a 1.0 percentage point decrease in our effective tax rate for the nine months ended September 30, 2010.
The tax provision for the nine months ended September 30, 2009 also included the benefit from the research and development tax credit. The tax provision for the nine months ended September 30, 2010 did not include a benefit from the research and development tax credit, which expired on December 31, 2009. The exclusion of the benefit from the research and development tax credits resulted in approximately a 2.8 percentage point increase in our effective tax rate in the nine months ended September 30, 2010. Finally, the completion of an audit for the years 2006 and 2007 by the Internal Revenue Service resulted in the reversal of several uncertain tax positions, which resulted in approximately a 0.8 percentage point decrease in our effective tax rate for the nine months ended September 30, 2010.

3. STOCK-BASED COMPENSATION
The following table summarizes the stock-based compensation expense related to stock options and restricted stock units (RSUs) under the Stock Compensation Topic of the FASB ASC for the three and nine months ended September 30, 2010 and 2009, which was recognized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2010	2009	2010	2009

Stock-based compensation expense included in cost of sales	$69	$66	$210	$196

Selling, general and administrative expense	775	658	2,360	2,160
Research and development expense	886	860	2,657	2,639

Stock-based compensation expense included in operating expenses	1,661	1,518	5,017	4,799

Total stock-based compensation expense	1,730	1,584	5,227	4,995
Tax benefit for expense associated with non-qualified options	(43)	(157)	(415)	(453)

Total stock-based compensation expense, net of tax	$1,687	$1,427	$4,812	$4,542

The fair value of our stock options was estimated using the Black-Scholes model. The determination of the fair value of stock options on the date of grant using the Black-Scholes model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables that may have a significant impact on the fair value estimate.
The weighted-average assumptions and value of options granted for the three and nine months ended September 30, 2010 and 2009 are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Expected volatility	39.75%	42.67%	40.92%	42.77%
Risk-free interest rate	1.98%	2.11%	2.47%	1.54%
Expected dividend yield	1.27%	1.68%	1.51%	2.26%
Expected life (in years)	5.38	4.62	5.19	4.84
Weighted-average estimated value	$9.72	$7.13	$8.29	$5.08
ADTRAN uses the Monte Carlo Simulation valuation technique to value its RSUs. There were no RSU grants, forfeitures, or vesting activities that occurred during the nine months ended September 30, 2010 or 2009.
Stock-based compensation expense recognized in our Consolidated Statements of Income for the three and nine months ended September 30, 2010 and 2009 is based on options and RSUs ultimately expected to vest, and has been reduced for estimated forfeitures. Estimated forfeitures for stock options were based upon historical experience and approximate 3% annually. We estimated a 0% forfeiture rate for our RSUs due to the limited number of recipients and lack of historical experience for these awards.
As of September 30, 2010, total compensation cost related to non-vested stock options and RSUs not yet recognized was approximately $11.2 million, which is expected to be recognized over an average remaining recognition period of 2.4 years.

The following schedule summarizes the activity in our stock option plans for the nine months ended September 30, 2010:

			Weighted Avg.
			Remaining	Aggregate
	Number of	Weighted Avg.	Contractual	Intrinsic
(In thousands, except per share amounts)	Options	Exercise Price	Life In Years	Value

Options outstanding, December 31, 2009	6,916	$20.42	6.05	$25,719
Options granted	15	$23.95
Options cancelled/forfeited	(73)	$24.02
Options exercised	(1,231)	$15.96

Options outstanding, September 30, 2010	5,627	$21.33	5.81	$70,388

Options exercisable, September 30, 2010	3,358	$21.63	4.21	$40,996

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (the difference between ADTRAN’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2010. The aggregate intrinsic value will change based on the fair market value of ADTRAN’s stock. The total pre-tax intrinsic value of options exercised during the three and nine month periods ended September 30, 2010 was $10.4 million and $16.8 million, respectively.
4. INVESTMENTS
At September 30, 2010, we held the following securities and investments, recorded at either fair value or cost.

				Fair Value /
	Amortized	Gross Unrealized		Carrying
(In thousands)	Cost	Gains	Losses	Value

Deferred compensation plan assets	$3,293	$637	$(19)	$3,911
Corporate bonds	109,432	920	(4)	110,348
Municipal fixed-rate bonds	83,332	452	(2)	83,782
Municipal variable rate demand notes	107,420	—	—	107,420
Fixed income bond fund	526	216	—	742
Marketable equity securities	10,322	28,529	(282)	38,569

Available-for-sale securities held at fair value	$314,325	$30,754	$(307)	$344,772

Restricted investment held at cost				48,250
Other investments held at cost				2,228

Total carrying value of available-for-sale investments				$395,250

At September 30, 2010, we held $3.9 million of deferred compensation plan assets, carried at fair value.
At September 30, 2010, we held $110.3 million of corporate bonds, including a $1.5 million bond that has been issued by one bank and is guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program (TLGP). These bonds are classified as available-for-sale and had an average duration of 2.2 years at September 30, 2010. At September 30, 2010, approximately 4% of our corporate bond portfolio had a credit rating of AAA, 11% had a credit rating of AA, 51% had a credit rating of A, and 34% had a credit rating of BBB.
At September 30, 2010, we held $83.8 million of municipal fixed-rate bonds. These bonds are classified as available-for-sale investments and had an average duration of 1.1 years at September 30, 2010. At September 30, 2010, approximately 19% of our municipal fixed-rate bond portfolio had a credit rating of AAA, 69% had a credit rating of AA, and 12% had a credit rating of A. Because our bond portfolio has a high quality rating and contractual maturities of a short duration, we are able to obtain prices for these bonds derived from observable market inputs, or for similar securities traded in an active market, on a daily basis.

At September 30, 2010, we held $107.4 million of municipal variable rate demand notes, all of which are classified as available-for-sale short-term investments. At September 30, 2010, 33% of our municipal variable rate demand notes had a credit rating of AAA, 59% had a credit rating of AA, 8% had a credit rating of A, and all contained put options of seven days. Despite the long-term nature of their stated contractual maturities, we routinely buy and sell these securities and we believe that we have the ability to quickly liquidate them. Our investments in these securities are recorded at fair value, and the interest rates reset every seven days. We believe we have the ability to sell our variable rate demand notes to the remarketing agent, tender agent or issuer at par value plus accrued interest in the event we decide to liquidate our investment in a particular variable rate demand note. At September 30, 2010, approximately 32% of our variable rate demand notes were supported by letters of credit from banks that we believe to be in good financial condition. The remaining 68% of our variable rate demand notes were supported by standby purchase agreements. As a result of these factors, we had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from these investments. All income generated from these investments was recorded as interest income. We have not been required to record any losses relating to municipal variable rate demand notes.
At September 30, 2010, we held $0.7 million of a fixed income bond fund.
At September 30, 2010, we held $38.6 million of marketable equity securities, including a single security, of which we held 1.6 million shares, carried at a fair value of $26.6 million. We sold 416 thousand shares of this security during the nine months ended September 30, 2010. The sales resulted in proceeds of $6.2 million and a realized gain of $6.0 million. This single security traded approximately 1.1 million shares per day in the first nine months of 2010 in an active market on a European stock exchange. This single security comprises $26.1 million of the gross unrealized gains included in the fair value of our marketable equity securities at September 30, 2010. The remaining $2.5 million of gross unrealized gains and $0.3 million of gross unrealized losses at September 30, 2010 were spread among 397 equity securities.
At September 30, 2010, we held a $48.3 million restricted certificate of deposit, which is carried at cost. This investment serves as a collateral deposit against the principal amount outstanding under loans made to ADTRAN pursuant to an Alabama State Industrial Development Authority revenue bond (the Bond). At September 30, 2010, the estimated fair value of the Bond was approximately $47.1 million, based on a debt security with a comparable interest rate and maturity and a Standard and Poor’s credit rating of A+. We have the right to set-off the balance of the Bond with the collateral deposit in order to reduce the balance of the indebtedness. For more information on the Bond, see “Debt” under “Liquidity and Capital Resources” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 2 of Part I of this report.
At September 30, 2010, we held $2.2 million of other investments carried at cost, consisting of interests in two private equity funds and an investment in a privately held telecommunications equipment manufacturer. The fair value of these investments was estimated to be approximately $10.2 million at September 30, 2010, based on unobservable inputs including information supplied by the company and the fund managers. We have committed to invest up to an aggregate of $7.9 million in the two private equity funds, and we have contributed $8.0 million as of September 30, 2010, of which $7.5 million has been applied toward these commitments. As of September 30, 2010, we have received distributions related to these two private equity funds of $6.7 million, of which $0.9 million was recorded as a realized investment gain. These investments are carried at cost, net of distributions, with distributions in excess of our investment recorded as a realized investment gain. The duration of each of these commitments is ten years with $0.1 million expiring in 2010 and $0.3 million expiring in 2012. We have not been required to record any impairment losses related to these investments during the nine months ended September 30, 2010.

We review our investment portfolio for potential “other-than-temporary” declines in value on an individual investment basis. We assess, on a quarterly basis, significant declines in value which may be considered other-than-temporary and, if necessary, recognize and record the appropriate charge to write-down the carrying value of such investments. In making this assessment, we take into consideration qualitative and quantitative information, including but not limited to the following: the magnitude and duration of historical declines in market prices, credit rating activity, assessments of liquidity, public filings, and statements made by the issuer. We generally begin our identification of potential other-than-temporary impairments by reviewing any security with a fair value that has declined from its original or adjusted cost basis by 25% or more for six or more consecutive months. We then evaluate the individual security based on the previously identified factors to determine the amount of the write-down, if any. As a result of our review, we recorded an other-than-temporary impairment charge of $43 thousand during the nine months ending September 30, 2010 related to five marketable equity securities. For the nine months ended September 30, 2009, we recorded an other-than-temporary impairment charge of $2.0 million related to 117 marketable equity securities. In addition to the impairment charge we recorded on our marketable equity securities, we recorded an impairment charge of $0.4 million related to our investment in a fixed income bond fund and $0.5 million related to our deferred compensation plan assets during the first nine months of 2009 as a result of similar reviews. There were no impairment charges related to the fixed income bond fund or deferred compensation plan assets during the nine months ended September 30, 2010.
In accordance with the Fair Value Measurements and Disclosures Topic of the FASB ASC, we have categorized our cash equivalents held in money market funds and our investments held at fair value into a three-level fair value hierarchy based on the priority of the inputs to the valuation technique for the cash equivalents and investments as follows: Level 1 — Values based on unadjusted quoted prices for identical assets or liabilities in an active market; Level 2 — Values based on quoted prices in markets that are not active or model inputs that are observable either directly or indirectly; Level 3 — Values based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs include information supplied by issuers.

	Fair Value Measurements at September 30, 2010 Using
		Quoted Prices
		in Active	Significant
		Market for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash equivalents
Money market funds	$12,569	$12,569	$—	$—

Deferred compensation plan assets	3,911	3,911	—	—
Available-for-sale debt securities
Corporate bonds	110,348	—	110,348	—
Municipal fixed-rate bonds	83,782	—	83,782	—
Municipal variable rate demand notes	107,420	—	107,420	—
Fixed income bond fund	742	742	—	—
Available-for-sale marketable equity securities
Marketable equity securities — technology industry	27,802	27,802	—	—
Marketable equity securities — other	10,767	10,767	—	—

Available-for-sale securities	344,772	43,222	301,550	—

Total	$357,341	$55,791	$301,550	$—

	Fair Value Measurements at December 31, 2009 Using
		Quoted Prices
		in Active	Significant
		Market for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash equivalents
Money market funds	$18,370	$18,370	$—	$—

Deferred compensation plan assets	3,424	3,424	—	—
Available-for-sale debt securities
Corporate bonds	20,414	—	20,414	—
Municipal fixed-rate bonds	141,285	—	141,285	—
Municipal variable rate demand notes	84,359	—	84,359	—
Fixed income bond fund	1,163	1,163	—	—
Available-for-sale marketable equity securities
Marketable equity securities — technology industry	23,491	23,491	—	—
Marketable equity securities — other	10,044	10,044	—	—

Available-for-sale securities	284,180	38,122	246,058	—

Total	$302,550	$56,492	$246,058	$—

As of September 30, 2010 and December 31, 2009, the fair value of the investments in available-for-sale Level 2 corporate bonds and municipal fixed-rate bonds was $194.1 million and $161.7 million, respectively. The fair value of these securities is calculated using a weighted average market price for each security. Market prices are obtained from a variety of industry standard data providers, security master files from large financial institutions, and other third-party sources. These multiple market prices are used as inputs into a distribution-curve-based algorithm to determine the daily market value of each security.
As of September 30, 2010 and December 31, 2009, the fair value of the investments in available-for-sale Level 2 municipal variable rate demand notes was $107.4 million and $84.4 million, respectively. These securities have a structure that implies a standard expected market price. The frequent interest rate resets make it reasonable to expect the price to stay at par. These securities are priced at the expected market price.
5. INVENTORY
At September 30, 2010 and December 31, 2009, inventory consisted of the following:

	September 30,	December 31,
(In thousands)	2010	2009

Raw materials	$50,129	$33,930
Work in progress	2,892	2,662
Finished goods	25,695	16,832
Inventory reserves	(8,764)	(7,750)

Total	$69,952	$45,674

6. STOCKHOLDERS’ EQUITY
A summary of the changes in stockholders’ equity for the nine months ended September 30, 2010 is as follows:

Stockholders’
(In thousands)	Equity

Balance, December 31, 2009	$452,515
Net income	78,029
Dividend payments	(16,822)
Dividends accrued for unvested restricted stock units	(26)
Net change in unrealized gains and losses on marketable securities (net of deferred taxes)	2,882
Foreign currency translation adjustment	863
Proceeds from stock option exercises	19,769
Tax benefits from stock option exercises	4,459
Stock-based compensation expense	5,227
Purchases of treasury stock	(10,330)

Balance, September 30, 2010	$536,566

Stock Repurchase Program
Since 1997, our Board of Directors has approved multiple share repurchase programs that have authorized open market repurchase transactions of up to 30 million shares of our common stock. During the nine months ended September 30, 2010, we repurchased 0.5 million shares of our common stock at a weighted average price of $21.62 per share. We have the authority to purchase an additional 2.2 million shares of our common stock under the plan approved by the Board of Directors on April 14, 2008.
Stock Option Exercises
We issued 1.2 million shares of treasury stock during the nine months ended September 30, 2010 to accommodate employee stock option exercises. The stock options had exercise prices ranging from $8.69 to $32.27. We received proceeds totaling $19.8 million from the exercise of these stock options during the nine months ended September 30, 2010.
Dividend Payments
During the nine months ended September 30, 2010, we have paid cash dividends as follows (in thousands except per share amount):

Record Date	Payment Date	Per Share Amount	Total Dividend Paid

February 4, 2010	February 18, 2010	$0.09	$5,577
April 29, 2010	May 13, 2010	$0.09	$5,594
July 29, 2010	August 12, 2010	$0.09	$5,651

Comprehensive Income
Comprehensive income consists of net income, net change in unrealized gains and losses on marketable securities and foreign currency translation adjustments.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2010	2009	2010	2009

Net income	$32,084	$21,583	$78,029	$55,606
Net change in unrealized gains and losses related to:
Marketable securities, net of deferred tax benefit (expense) of $(2,538) and $(3,310) for the three months ended September 30, 2010 and 2009, respectively, and $(1,907) and $(5,811) for the nine months ended September 30, 2010 and 2009, respectively	4,230	5,510	3,174	9,705
Impaired marketable securities, net of deferred tax benefit (expense) of $47 and $264 for the three months ended September 30, 2010 and 2009, respectively, and $174 and $(666) for the nine months ended September 30, 2010 and 2009, respectively	(80)	(450)	(292)	1,091
Foreign currency translation adjustment	1,465	679	863	2,300

Total comprehensive income	$37,699	$27,322	$81,774	$68,702

7. EARNINGS PER SHARE
A summary of the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2010 and 2009 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2010	2009	2010	2009
Numerator
Net income	$32,084	$21,583	$78,029	$55,606

Denominator
Weighted average number of shares — basic	62,771	62,762	62,316	62,417
Effect of dilutive securities
Stock options	1,491	1,099	1,286	835
Restricted stock units	38	9	36	6

Weighted average number of shares — diluted	64,300	63,870	63,638	63,258

Net income per share — basic	$0.51	$0.34	$1.25	$0.89
Net income per share — diluted	$0.50	$0.34	$1.23	$0.88
Anti-dilutive options to purchase common stock outstanding were excluded from the above calculations. Anti-dilutive options totaled 0.5 million and 2.6 million for the three months ended September 30, 2010 and 2009, respectively, and 2.0 million and 3.8 million for the nine months ended September 30, 2010 and 2009, respectively.

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
The following table presents information about the reported sales and gross profit of our reportable segments for the three and nine months ended September 30, 2010 and 2009. Asset information by reportable segment is not reported, since we do not produce such information internally.

	Three Months Ended
	September 30, 2010		September 30, 2009
(In thousands)	Sales	Gross Profit	Sales	Gross Profit

Carrier Networks	$128,581	$77,372	$98,643	$56,706
Enterprise Networks	34,376	19,927	29,419	17,751

Total	$162,957	$97,299	$128,062	$74,457

	Nine Months Ended
	September 30, 2010		September 30, 2009
(In thousands)	Sales	Gross Profit	Sales	Gross Profit

Carrier Networks	$345,684	$206,910	$277,493	$164,469
Enterprise Networks	94,661	55,046	82,461	49,138

Total	$440,345	$261,956	$359,954	$213,607

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

The table below presents sales information by product category for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2010	2009	2010	2009

Carrier Systems	$76,349	$59,865	$207,590	$158,804
Business Networking	33,830	26,124	92,452	72,568
Loop Access	52,778	42,073	140,303	128,582

Total	$162,957	$128,062	$440,345	$359,954

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
Subcategory revenues included in the above are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2010	2009	2010	2009

Growth Products
Broadband Access (included in Carrier Systems)	$45,099	$29,518	$126,432	$83,128
Optical Access (included in Carrier Systems)	18,619	20,094	46,006	44,260
Internetworking (NetVanta & Multi-service Access Gateways) (included in Business Networking)	29,475	21,276	79,560	57,018

Total	93,193	70,888	251,998	184,406

Traditional Products
HDSL (does not include T1) (included in Loop Access)	49,383	37,610	131,487	114,880
Other products (excluding HDSL)	20,381	19,564	56,860	60,668

Total	69,764	57,174	188,347	175,548

Total	$162,957	$128,062	$440,345	$359,954

Sales by Geographic Region
The table below presents sales information by geographic area for the three and nine months ended September 30, 2010 and 2009. International sales correlate to shipments with a non-U.S. destination.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2010	2009	2010	2009

United States	$154,648	$121,403	$416,994	$339,906
International	8,309	6,659	23,351	20,048

Total	$162,957	$128,062	$440,345	$359,954

9. LIABILITY FOR WARRANTY RETURNS
Our products generally include warranties of one to ten years for product defects. We accrue for warranty returns at the time revenue is recognized based on our estimate of the cost to repair or replace the defective products. We engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers. Our products continue to become more complex in both size and functionality as many of our product offerings migrate from line card applications to systems products. The increasing complexity of our products will cause warranty incidences, when they arise, to be more costly. Our estimates regarding future warranty obligations may change due to product failure rates, material usage, and other rework costs incurred in correcting a product failure. In addition, from time to time, specific warranty accruals may be recorded if unforeseen problems arise. Should our actual experience relative to these factors be worse than our estimates, we will be required to record additional warranty expense. Alternatively, if we provide for more reserves than we require, we will reverse a portion of such provisions in future periods. The liability for warranty obligations totaled $3.2 million at September 30, 2010 and $2.8 million at December 31, 2009. These liabilities are included in accrued expenses in the accompanying Consolidated Balance Sheets.
A summary of warranty expense and write-off activity for the nine months ended September 30, 2010 and 2009 is as follows:

	Nine Months Ended
	September 30,
(In thousands)	2010	2009

Balance at beginning of period	$2,833	$2,812
Plus: Amounts charged to cost and expenses	2,544	1,849
Less: Deductions	(2,137)	(1,825)

Balance at end of period	$3,240	$2,836

10. RELATED PARTY TRANSACTIONS
We employ the law firm of our director emeritus for legal services. All bills for services rendered by this firm are reviewed and approved by our Chief Financial Officer. We believe that the fees for such services are comparable to those charged by other firms for services rendered to us. For the three and nine month periods ended September 30, 2010 and 2009, we incurred fees of $10 thousand per month for these legal services.
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
We have committed to invest up to an aggregate of $7.9 million in two private equity funds, and we have contributed $8.0 million as of September 30, 2010, of which $7.5 million has been applied to these commitments. See Note 4 of Notes to Consolidated Financial Statements for additional information.
12. SUBSEQUENT EVENTS
On October 12, 2010, we announced that our Board of Directors declared a quarterly cash dividend of $0.09 per common share to be paid to stockholders of record at the close of business on October 28, 2010. The payment date will be November 11, 2010. The quarterly dividend payment will be approximately $5.7 million. In July 2003, our Board of Directors elected to begin declaring quarterly dividends on our common stock considering the favorable tax treatment of dividends and adequate levels of Company liquidity.

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

Sales were $163.0 million and $440.3 million for the three and nine months ended September 30, 2010 compared to $128.1 million and $360.0 million for the three and nine months ended September 30, 2009. Product revenues for our three primary growth areas, Broadband Access, Optical Access and Internetworking, were $93.2 million and $252.0 million for the three and nine months ended September 30, 2010 compared to $70.9 million and $184.4 million for the three and nine months ended September 30, 2009. Our gross margin increased for the three and nine months ended September 30, 2010 to 59.7% and 59.5%, respectively, compared to 58.1% and 59.3% for the three and nine months ended September 30, 2009. Our operating margin increased to 27.6% and 24.8% for the three and nine months ended September 30, 2010 from 22.6% and 21.7% for the three and nine months ended September 30, 2009. Net income was $32.1 million and $78.0 million for the three and nine months ended September 30, 2010 compared to $21.6 million and $55.6 million for the three and nine months ended September 30, 2009. Our effective tax rate increased to 34.7% and 34.6% for the three and nine months ended September 30, 2010 from 30.4% and 30.6% for the three and nine months ended September 30, 2009. Earnings per share, assuming dilution, were $0.50 and $1.23 for the three and nine months ended September 30, 2010 compared to $0.34 and $0.88 for the three and nine months ended September 30, 2009.
Our operating results have fluctuated on a quarterly basis in the past, and may vary significantly in future periods due to a number of factors, including customer order activity and backlog. Backlog levels vary because of seasonal trends, the timing of customer projects and other factors that affect customer order lead times. Many of our customers require prompt delivery of products. This requires us to maintain sufficient inventory levels to satisfy anticipated customer demand. If near-term demand for our products declines, or if potential sales in any quarter do not occur as anticipated, our financial results could be adversely affected. Operating expenses are relatively fixed in the short term; therefore, a shortfall in quarterly revenues could significantly impact our financial results in a given quarter.
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

RESULTS OF OPERATIONS — THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009
SALES
ADTRAN’s sales increased 27.2% from $128.1 million in the three months ended September 30, 2009 to $163.0 million in the three months ended September 30, 2010, and increased 22.3% from $360.0 million in the nine months ended September 30, 2009 to $440.3 million in the nine months ended September 30, 2010.
Carrier Networks sales increased 30.3% from $98.6 million in the three months ended September 30, 2009 to $128.6 million in the three months ended September 30, 2010, and increased 24.6% from $277.5 million in the nine months ended September 30, 2009 to $345.7 in the nine months ended September 30, 2010. The increase in Carrier Networks sales for the three month period ended September 30, 2010 compared to the three month period ended September 30, 2009 is primarily attributable to increases in Broadband Access, TDM, HDSL and Internetworking NTE product sales, partially offset by a decrease in Optical Access products. The increase in Carrier Networks sales for the nine month period ended September 30, 2010 compared to the nine month period ended September 30, 2009 is primarily attributable to increases in Broadband Access, Optical Access, TDM, HDSL and Internetworking NTE product sales, partially offset by a decrease in other traditional products.
Enterprise Networks sales increased 16.8% from $29.4 million in the three months ended September 30, 2009 to $34.4 million in the three months ended September 30, 2010, and increased 14.8% from $82.5 million in the nine months ended September 30, 2009 to $94.7 million in the nine months ended September 30, 2010. The increase in Enterprise Network sales for the three month period ended September 30, 2010 compared to the three month period ended September 30, 2009 is primarily attributable to an increase in Internetworking product sales, partially offset by decreases in traditional IAD, ISDN and enterprise T1 products. The increase in Enterprise Network sales for the nine month period ended September 30, 2010 compared to the nine month period ended September 30, 2009 is primarily attributable to increases in Internetworking product sales, partially offset by decreases in traditional IAD and enterprise T1 product sales. Internetworking product sales were 77.4% and 75.7% of Enterprise Network sales in the three and nine months ended September 30, 2010, compared with 69.3% and 66.3% in the three and nine months ended September 30, 2009. Traditional products primarily comprise the remainder of Enterprise Networks sales. Enterprise Networks sales as a percentage of total sales decreased from 23.0% for the three months ended September 30, 2009 to 21.1% for the three months ended September 30, 2010 and decreased from 22.9% for the nine months ended September 30, 2009 to 21.5% for the nine months ended September 30, 2010.
International sales, which are included in the Carrier Networks and Enterprise Networks amounts discussed above, increased 24.8% from $6.7 million in the three months ended September 30, 2009 to $8.3 million in the three months ended September 30, 2010, and increased 16.5% from $20.0 million in the nine months ended September 30, 2009 to $23.4 million in the nine months ended September 30, 2010. The increase in international sales for the three month period ended September 30, 2010 was primarily due to an increase in sales in Latin America, Asia and Europe. The increase in international sales for the nine month period ended September 30, 2010 was primarily due to an increase in sales in Australia and Europe, offset by a decrease in sales in Canada. International sales, as a percentage of total sales, decreased from 5.2% for the three months ended September 30, 2009 to 5.1% for the three months ended September 30, 2010, and decreased from 5.6% for the nine months ended September 30, 2009 to 5.3% for the nine months ended September 30, 2010.
Carrier System product sales increased $16.5 million and $48.8 million in the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009. The increase in Carrier System sales for the three month period ended September 30, 2010 compared to the three month period ended September 30, 2009 is primarily due to increases in Broadband Access and TDM product sales, partially offset by a decrease in Optical Access product sales. The increase in Carrier System sales for the nine month period ended September 30, 2010 compared to the nine month period ended September 30, 2009 is primarily due to increases in Broadband Access, Optical Access and TDM product sales. The increase in Broadband Access sales is attributable to continued growth of our TA5000 and fiber-to-the-node products.

Business Networking product sales increased $7.7 million and $19.9 million in the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009, primarily due to an increase in Internetworking product sales, offset by a decrease in sales of traditional IAD products as customers shifted to newer technologies. Many of these newer technologies are integral to our Internetworking product area.
Loop Access product sales increased $10.7 million and $11.7 million in the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009 primarily due to an increase in HDSL product sales, offset by decreases in other traditional products.
COST OF SALES
As a percentage of sales, cost of sales decreased from 41.9% in the three months ended September 30, 2009 to 40.3% in the three months ended September 30, 2010 and decreased from 40.7% in the nine months ended September 30, 2009 to 40.5% in the nine months ended September 30, 2010. The decrease for the three and nine month periods ended September 30, 2010 is primarily related to improved cost absorption and manufacturing efficiencies achieved at the higher production volumes and lower costs incurred to expedite delivery of materials for the three months ended September 30, 2010.
Carrier Networks cost of sales, as a percent of division sales, decreased from 42.5% in the three months ended September 30, 2009 to 39.8% in the three months ended September 30, 2010 and decreased from 40.7% in the nine months ended September 30, 2009 to 40.1% in the nine months ended September 30, 2010. The decrease for the three and nine month periods ended September 30, 2010 is primarily related to the impact of changes in the cost elements discussed above.
Enterprise Networks cost of sales, as a percent of division sales, increased from 39.7% in the three months ended September 30, 2009 to 42.0% in the three months ended September 30, 2010 and increased from 40.4% in the nine months ended September 30, 2009 to 41.8% in the nine months ended September 30, 2010. The increase for the three and nine month periods ended September 30, 2010 is primarily related to a higher cost product mix and the impact of cost allocations between divisions, which were partially offset by the impact of changes in the cost elements discussed above.
An important part of our strategy is to reduce the product costs of each succeeding product generation and then to lower the product’s price based on the cost savings achieved. This may cause variations in our gross profit percentage due to timing differences between the recognition of cost reductions and the lowering of product selling prices.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses increased 17.8% from $25.0 million in the three months ended September 30, 2009 to $29.5 million in the three months ended September 30, 2010 and increased 15.7% from $73.6 million in the nine months ended September 30, 2009 to $85.1 million in the nine months ended September 30, 2010. The increase in selling, general and administrative expenses in the three and nine month periods ended September 30, 2010 is primarily related to an increase in staffing costs and fringe benefits due to increased headcount, and increases in incentive compensation and travel expenses.
Selling, general and administrative expenses as a percentage of sales decreased from 19.5% in the three months ended September 30, 2009 to 18.1% in the three months ended September 30, 2010 and decreased from 20.4% in the nine months ended September 30, 2009 to 19.3% in the nine months ended September 30, 2010. Selling, general and administrative expenses as a percentage of sales may fluctuate whenever there is a significant fluctuation in revenues for the periods being compared.
RESEARCH AND DEVELOPMENT EXPENSES
Research and development expenses increased 11.2% from $20.5 million in the three months ended September 30, 2009 to $22.8 million in the three months ended September 30, 2010 and increased 9.4% from $62.0 million in the nine months ended September 30, 2009 to $67.8 million in the nine months ended September 30, 2010. The increase in research and development expenses in the three and nine months ended September 30, 2010 reflects increased staffing and testing expense primarily related to general development activities for customer specific requirements, as well as costs related to product design approvals primarily for one or more of the top three U.S. carriers. As a percentage of sales, research and development expenses decreased from 16.0% in the three months ended September 30, 2009 to 14.0% in the three months ended September 30, 2010 and decreased from 17.2% in the nine months ended September 30, 2009 to 15.4% in the nine months ended September 30, 2010. Research and development expenses as a percentage of sales may fluctuate whenever there is a significant fluctuation in revenues for the periods being compared.

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
INTEREST AND DIVIDEND INCOME
Interest and dividend income decreased 9.8% from $1.8 million in the three months ended September 30, 2009 to $1.6 million in the three months ended September 30, 2010 and decreased 8.9% from $5.3 million in the nine months ended September 30, 2009 to $4.8 million in the nine months ended September 30, 2010. For the three months ended September 30, 2010 this decrease is primarily driven by a 21.0% reduction in the average rate of return on our investments as a result of lower interest rates, partially offset by a 19.3% increase in our average investment balances. For the nine months ended September 30, 2010 this decrease is primarily driven by a 22.4% reduction in the average rate of return on our investments as a result of lower interest rates, partially offset by a 19.8% increase in our average investment balances.
INTEREST EXPENSE
Interest expense, which is primarily related to our taxable revenue bond, remained constant at $0.6 million in each of the three month periods ended September 30, 2010 and 2009 and $1.8 million in each of the nine month periods ended September 30, 2010 and 2009, respectively. See “Liquidity and Capital Resources” below for additional information on our revenue bond.
NET REALIZED INVESTMENT GAIN/LOSS
Net realized investment gain/loss increased from a $0.8 million gain in the three months ended September 30, 2009 to a $3.4 million gain in the three months ended September 30, 2010 and changed from a $1.4 million loss in the nine months ended September 30, 2009 to an $8.1 million gain in the nine months ended September 30, 2010. This change is primarily a result of the other-than-temporary impairments of $2.0 million related to our marketable equity securities, $0.4 million related to our investment in a fixed income bond fund, and $0.5 million related to our deferred compensation assets in 2009 and the realized gain of $6.0 million on the sale of one security in 2010. See “Investing Activities” in “Liquidity and Capital Resources” below for additional information.
OTHER INCOME (EXPENSE), NET
Other income (expense), net, comprised primarily of miscellaneous income, gains and losses on foreign currency transactions, investment account management fees, scrap raw material sales, and gains and losses on the disposal of property, plant and equipment occurring in the normal course of business, changed from $0.1 million of income in the three months ended September 30, 2009 to $0.3 million of expense in the three months ended September 30, 2010 and changed from $0.1 million of income in the nine months ended September 30, 2009 to $0.6 million of expense in the nine months ended September 30, 2010.
INCOME TAXES
Our effective tax rate increased from 30.6% in the nine months ended September 30, 2009 to 34.6% in the nine months ended September 30, 2010. The increase is partially attributable to a one-time tax benefit of $1.7 million recorded in the first quarter of 2009, which decreased our effective tax rate by 2.1 percentage points for the nine months ended September 30, 2009. The $1.7 million benefit resulted from a review of our deduction for manufacturer’s domestic production activities for the years 2005, 2006 and 2007 under Internal Revenue Code Section 199, which was completed during the first quarter of 2009. Amended income tax returns were filed during the first quarter of 2009 in association with this benefit. In addition, the manufacturer’s domestic production activities deduction increased from six percent in 2009 to nine percent in 2010, resulting in approximately a 1.0 percentage point decrease in our effective tax rate for the nine months ended September 30, 2010.
The tax provision for the nine months ended September 30, 2009 also included the benefit from the research and development tax credit. The tax provision for the nine months ended September 30, 2010 did not include a benefit from the research and development tax credit, which expired on December 31, 2009. The exclusion of the benefit from the research and development tax credits resulted in approximately a 2.8 percentage point increase in our effective tax rate in the nine months ended September 30, 2010. Finally, the completion of an audit for the years 2006 and 2007 by the Internal Revenue Service resulted in the reversal of several uncertain tax positions, which resulted in approximately a 0.8 percentage point decrease in our effective tax rate for the nine months ended September 30, 2010.

NET INCOME
As a result of the above factors, net income increased $10.5 million from $21.6 million in the three months ended September 30, 2009 to $32.1 million in the three months ended September 30, 2010 and increased $22.4 million from $55.6 million in the nine months ended September 30, 2009 to $78.0 million in the nine months ended September 30, 2010.
As a percentage of sales, net income increased from 16.9% in the three months ended September 30, 2009 to 19.7% in the three months ended September 30, 2010 and increased from 15.4% in the nine months ended September 30, 2009 to 17.7% in the nine months ended September 30, 2010.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
At September 30, 2010, cash on hand was $26.1 million and short-term investments were $156.9 million, which resulted in available short-term liquidity of $183.0 million. At December 31, 2009, our cash on hand of $24.1 million and short-term investments of $172.5 million resulted in available short-term liquidity of $196.6 million. The decrease in liquidity from December 31, 2009 to September 30, 2010 primarily reflects a partial realignment of our investment portfolio from short-term to long-term, which increased long-term investments by $76.2 million in the first nine months of 2010 compared to December 31, 2009.
Operating Activities
Our working capital, which consists of current assets less current liabilities, increased 3.3% from $278.0 million as of December 31, 2009 to $287.3 million as of September 30, 2010, due to an increase in inventory of $24.3 million, which was partially offset by a decrease in short-term investments of $15.6 million and an increase in accrued wages and benefits of $5.6 million. Inventory increased during the second and third quarters to support increasing customer demand and to mitigate component supply constraints broadly affecting the industry. The decrease in short-term investments was due to a partial realignment of our investment portfolio from short-term to long-term. The quick ratio, defined as cash and cash equivalents, short-term investments, and net accounts receivable, divided by current liabilities, decreased from 5.54 as of December 31, 2009 to 4.52 as of September 30, 2010. The current ratio, defined as current assets divided by current liabilities, decreased from 6.82 as of December 31, 2009 to 6.14 as of September 30, 2010. Our quick ratio and current ratio decreased due to a decrease in short-term investments of $15.6 million and an increase in accrued wages and benefits of $5.6 million.
Net accounts receivable increased from $68.0 million at December 31, 2009 to $69.4 million at September 30, 2010. Our allowance for doubtful accounts was $0.1 million at December 31, 2009 and $0.2 million at September 30, 2010. Quarterly accounts receivable days sales outstanding (DSO) decreased from 50 days as of December 31, 2009 to 39 days as of September 30, 2010. Generally, the change in net accounts receivable and DSO is due to the timing of sales and collections during the quarter. Other receivables increased from $4.1 million at December 31, 2009 to $7.4 million at September 30, 2010. The increase in other receivables at September 30, 2010 reflects increased materials supplied to our contract manufacturers to support current production levels. Additionally, other receivables may fluctuate due to the timing of collections for materials supplied to our contract manufacturers.
Quarterly inventory turnover decreased from 4.5 turns as of December 31, 2009 to 3.9 turns as of September 30, 2010. Inventory increased 53.2% from December 31, 2009 to September 30, 2010. We expect inventory levels to fluctuate as we attempt to maintain sufficient inventory in response to seasonal cycles of our business; ensuring competitive lead times while managing the risk of inventory obsolescence that may occur due to rapidly changing technology and customer demand. Our investment in inventory increased during the second and third quarters to support increasing customer demand and to mitigate component supply constraints broadly affecting the industry.

Accounts payable increased 4.6% from $25.8 million at December 31, 2009 to $27.0 million at September 30, 2010. Generally, the change in accounts payable is due to variations in the timing of the receipt of supplies, inventory and services and our subsequent payments for these purchases.
Investing Activities
Capital expenditures totaled approximately $7.4 million and $6.7 million for the nine months ended September 30, 2010 and 2009, respectively. These expenditures were primarily used to purchase manufacturing and test equipment and computer software and hardware.
Our combined short-term and long-term investments increased $60.6 million from $334.6 million at December 31, 2009 to $395.3 million at September 30, 2010.
We invest all available cash not required for immediate use in operations primarily in securities that we believe bear minimal risk of loss. At September 30, 2010 these investments included municipal variable rate demand notes of $107.4 million, municipal fixed-rate bonds of $83.8 million, and corporate bonds of $110.3 million. At December 31, 2009, these investments included municipal variable rate demand notes of $84.4 million, municipal fixed-rate bonds of $141.3 million and corporate bonds of $20.4 million.
Our municipal variable rate demand notes are classified as available-for-sale short-term investments. At September 30, 2010, 33% of our municipal variable rate demand notes had a credit rating of AAA, 59% had a credit rating of AA, 8% had a credit rating of A, and all contained put options of seven days. Despite the long-term nature of their stated contractual maturities, we routinely buy and sell these securities and we believe that we have the ability to quickly liquidate them. Our investments in these securities are recorded at fair value, and the interest rates reset every seven days. We believe we have the ability to sell our variable rate demand notes to the remarketing agent, tender agent or issuer at par value plus accrued interest in the event we decide to liquidate our investment in a particular variable rate demand note. At September 30, 2010, approximately 32% of our variable rate demand notes were supported by letters of credit from banks that we believe to be in good financial condition. The remaining 68% of our variable rate demand notes were supported by standby purchase agreements. As a result of these factors, we had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from these investments. All income generated from these investments was recorded as interest income. We have not been required to record any losses relating to municipal variable rate demand notes.
At September 30, 2010, approximately 19% of our municipal fixed-rate bond portfolio had a credit rating of AAA, 69% had a credit rating of AA, and 12% had a credit rating of A. These bonds are classified as available-for-sale investments and had an average duration of 1.1 years at September 30, 2010. Because our bond portfolio has a high quality rating and contractual maturities of a short duration, we are able to obtain prices for these bonds derived from observable market inputs, or for similar securities traded in an active market, on a daily basis.
At September 30, 2010, we held $110.3 million of corporate bonds, including a $1.5 million bond that has been guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program (TLGP). These bonds are classified as available-for-sale and had an average duration of 2.2 years at September 30, 2010. At September 30, 2010, approximately 4% of our corporate bond portfolio had a credit rating of AAA, 11% had a credit rating of AA, 51% had a credit rating of A, and 34% had a credit rating of BBB.
Our long-term investments increased 47.0% from $162.2 million at December 31, 2009 to $238.4 million at September 30, 2010. The primary reason for the increase in our long-term investments was the partial realignment of our investment portfolio. Long-term investments at September 30, 2010 and December 31, 2009 included an investment in a restricted certificate of deposit of $48.3 million which serves as collateral for our revenue bonds, as discussed below. We have various equity investments included in long-term investments at a cost of $10.3 million and $9.8 million, and with a fair value of $38.6 million and $33.5 million, at September 30, 2010 and December 31, 2009, respectively, including a single equity security, of which we held 1.6 million shares and 2.1 million shares, carried at $26.6 million and $22.4 million of fair value at September 30, 2010 and December 31, 2009, respectively. The single security traded approximately 1.1 million shares per day in the first nine months of 2010 in an active market on a European stock exchange. Of the gross unrealized gains included in the fair value of our marketable securities at September 30, 2010, this single security comprised $26.1 million of the unrealized gain. Long-term investments at September 30, 2010 also include $3.9 million related to our deferred compensation plan; $2.2 million of other investments carried at cost, consisting of interests in two private equity funds and an investment in a privately held telecommunications equipment manufacturer; and $0.7 million of a fixed income bond fund.

We review our investment portfolio for potential “other-than-temporary” declines in value on an individual investment basis. We assess, on a quarterly basis, significant declines in value which may be considered other-than-temporary and, if necessary, recognize and record the appropriate charge to write-down the carrying value of such investments. In making this assessment, we take into consideration qualitative and quantitative information, including but not limited to the following: the magnitude and duration of historical declines in market prices, credit rating activity, assessments of liquidity, public filings, and statements made by the issuer. We generally begin our identification of potential other-than-temporary impairments by reviewing any security with a fair value that has declined from its original or adjusted cost basis by 25% or more for six or more consecutive months. We then evaluate the individual security based on the previously identified factors to determine the amount of the write-down, if any. As a result of our review, we recorded an other-than-temporary impairment charge of $43 thousand during the first nine months of 2010 related to five marketable equity securities. For the nine months ended September 30, 2009, we recorded an other-than-temporary impairment charge of $2.0 million related to 117 marketable equity securities. In addition to the impairment charge we recorded on our marketable equity securities, we recorded an impairment charge of $0.4 million related to our investment in a fixed income bond fund and $0.5 million related to our deferred compensation plan assets during the first nine months of 2009 as a result of similar reviews. There were no impairment charges related to the fixed income bond fund or deferred compensation plan assets during the nine months ended September 30, 2010.
Financing Activities
Dividends
In July 2003, our Board of Directors elected to begin declaring quarterly dividends on our common stock considering the favorable tax treatment of dividends and adequate levels of Company liquidity. During the nine months ended September 30, 2010, we paid dividends totaling $16.8 million.
Debt
We have amounts outstanding under loans made pursuant to an Alabama State Industrial Development Authority revenue bond (the Bond) which totaled $48.3 million at September 30, 2010 and December 31, 2009. At September 30, 2010, the estimated fair value of the Bond was approximately $47.1 million, based on a debt security with a comparable interest rate and maturity and a Standard & Poor’s credit rating of A+. Included in long-term investments are restricted funds in the amount of $48.3 million at September 30, 2010 and December 31, 2009, which is a collateral deposit against the principal amount of the Bond. We have the right to set-off the balance of the Bond with the collateral deposit in order to reduce the balance of the indebtedness. The Bond matures on January 1, 2020, and bears interest at the rate of 5% per annum. In conjunction with this program, we receive certain economic incentives from the State of Alabama that reduce the amount of payroll withholdings we are required to remit to the state for those employment positions that qualify under this program.
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
Stock Repurchase Program
Since 1997, our Board of Directors has approved multiple share repurchase programs that have authorized open market repurchase transactions of up to 30 million shares of our common stock. During the nine months ended September 30, 2010, we repurchased 0.5 million shares of our common stock at a weighted average price of $21.62 per share. We have the authority to purchase an additional 2.2 million shares of our common stock under the plan approved by the Board of Directors on April 14, 2008.

We issued 1.2 million shares of treasury stock for $19.8 million during the nine months ended September 30, 2010 to accommodate employee stock option exercises. During the nine months ended September 30, 2009, we issued 0.8 million shares of treasury stock for $12.7 million.
Off-Balance Sheet Arrangements and Contractual Obligations
We do not have off-balance sheet financing arrangements and have not engaged in any related party transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources. During the nine months ended September 30, 2010, there have been no material changes in contractual obligations and commercial commitments from those discussed in our most recent Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 26, 2010 with the SEC.
We have committed to invest up to an aggregate of $7.9 million in two private equity funds, and we have contributed $8.0 million as of September 30, 2010, of which $7.5 million has been applied to these commitments. See Note 4 of Notes to Consolidated Financial Statements for additional information.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to financial market risks, including changes in interest rates and prices of marketable equity and fixed-income securities. The primary objective of the large majority of our investment activities is to preserve principal while at the same time achieving appropriate yields without significantly increasing risk. To achieve this objective, a majority of our marketable securities are investment grade, corporate and municipal fixed-rate bonds, municipal variable rate demand notes and municipal money market instruments denominated in United States dollars. At September 30, 2010, 33% of our municipal variable rate demand notes had a credit rating of AAA, 59% had a credit rating of AA, 8% had a credit rating of A, and all contained put options of seven days. At September 30, 2010, approximately 19% of our municipal fixed-rate bond portfolio had a credit rating of AAA, 69% had a credit rating of AA, and 12% had a credit rating of A. At September 30, 2010, approximately 4% of our corporate bond portfolio had a credit rating of AAA, 11% had a credit rating of AA, 51% had a credit rating of A, and 34% had a credit rating of BBB.
We maintain depository investments with certain financial institutions. Although these depository investments may exceed government insured depository limits, we have evaluated the credit worthiness of these financial institutions, and determined the risk of material financial loss due to exposure of such credit risk to be minimal. As of September 30, 2010, $26.4 million of our cash and cash equivalents, primarily certain domestic money market funds and foreign depository accounts, were in excess of government provided insured depository limits.

As of September 30, 2010, approximately $315.7 million of our cash and investments may be directly affected by changes in interest rates. We have performed a hypothetical sensitivity analysis assuming market interest rates increase or decrease by 50 basis points (bps), for an entire year, while all other variables remain constant. At September 30, 2010, we held $129.2 million of cash and money market instruments and municipal variable rate demand notes where a change in interest rates would impact our interest income. A hypothetical 50 bps decline in interest rates as of September 30, 2010 would reduce annualized interest income on our cash and money market instruments and municipal variable rate demand notes by approximately $0.4 million. In addition, we held $186.4 million of fixed-rate municipal bonds and corporate bonds whose fair values may be directly affected by a change in interest rates. A hypothetical 50 bps increase in interest rates as of September 30, 2010 would reduce the fair value of our municipal fixed-rate bonds and corporate bonds by approximately $1.6 million.
As of September 30, 2009, approximately $239.7 million of our cash and investments may be directly affected by changes in interest rates. We performed a hypothetical sensitivity analysis assuming market interest rates increase or decrease by 50 basis points (bps) while all other variables remain constant. A hypothetical 50 bps decline in interest rates as of September 30, 2009 would have reduced annualized interest income on our cash, money market instruments and municipal variable rate demand notes by approximately $0.5 million. In addition, hypothetical 50 bps increase in interest rates as of September 30, 2009 would have reduced the fair value of our municipal fixed-rate bonds and corporate bonds by approximately $0.8 million.
For further information about the fair value of our available-for-sale investments as of September 30, 2010 see Note 4 of Notes to Consolidated Financial Statements.
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

ADTRAN, INC. (Registrant)
Date: November 2, 2010	/s/ James E. Matthews
James E. Matthews
Senior Vice President — Finance, Chief Financial Officer, Treasurer, Secretary and Director (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description

31		Rule 13a-14(a)/15d-14(a) Certifications

32		Section 1350 Certifications

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*
Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.