Form 10-K
period 2010-12-31
ADTRAN INC
filed 2011-02-25
CIK 926282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2010

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant on June 30, 2010 was $1,693,956,687 based on a closing market price of $27.27 as quoted on the NASDAQ Global Select Market. There were 64,540,754 shares of common stock outstanding as of February 17, 2011.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 4, 2011 are incorporated herein by reference in Part III.

ADTRAN, Inc.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2010

PART I

ITEM 1.	BUSINESS
Overview
ADTRAN, Inc. designs, manufactures, markets and services network access solutions for communications networks. Our solutions are widely deployed by providers of communications services (serviced by our Carrier Networks Division), and small and mid-sized enterprises (SMEs) (serviced by our Enterprise Networks Division), and enable voice, data, video and Internet communications across wireline and wireless networks. Many of these solutions are currently in use by every major United States and many global service providers, as well as by many public, private and governmental organizations worldwide.
We were incorporated under the laws of Delaware in November 1985, and commenced operations in January 1986. We are headquartered in Cummings Research Park in Huntsville, Alabama. The mailing address at our headquarters is 901 Explorer Boulevard, Huntsville, Alabama, 35806. The telephone number at that location is (256) 963-8000.
Products and Services
We maintain two operating divisions based on our product and service offerings: the Carrier Networks Division and the Enterprise Networks Division. These divisions serve two distinct markets and support sales globally, operating as two reportable segments. In 2010, sales of Carrier Networks products accounted for 78.6% of total revenue, while sales of Enterprise Networks products accounted for 21.4%. Sales to countries outside of the United States are included in these aggregate divisional figures, but when accounted for separately, comprise 5.3% of total revenue. For more financial information about these divisions and geographic areas, see Note 9 to the Consolidated Financial Statements included in this report.
Our Carrier Networks Division provides products and services used by service providers to deliver voice, data and video services to their customers’ premises and to mobile network cell sites. These products are located in central exchange offices or remote terminals, serving area interconnect locations and cell site locations for mobile networks. Our Enterprise Networks Division provides products and services used by enterprise customers to construct voice, data and video networks within the customer’s site or among distributed sites. Our combined product portfolio for both divisions consists of approximately 1,800 high-speed network access and communication devices. Our products typically connect two ends of a circuit and serve to transmit, route, and/or switch the data, voice, and/or video traffic traveling across that circuit. The bandwidth requirements of the circuit, along with the type of technology being used, determine the type of equipment needed.
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
Network Access Infrastructure for Advanced Services
Networks are continuing to undergo a fundamental shift from circuit-based technologies to packet-based technologies, and converged networks are being implemented to address voice, video and data requirements in an effort to become more efficient. When voice was the dominant type of traffic in the network, networks were engineered to carry voice, integrating data into the architecture as necessary. Today, data is the dominant traffic type, and networks are evolving to increase bandwidth and transport data, voice and video in an integrated architecture. As networks migrate toward integrated communications and entertainment services, service providers and businesses alike are transitioning their networks to packet-based technologies, such as Ethernet and IP. We are well positioned to support both existing services and newer advanced services in the all integrated world of Ethernet and IP.
We develop, market, and support high-speed network access solutions for use across IP, Asynchronous Transfer Mode (ATM), and Time Division Multiplexed (TDM) architectures in both wireline and wireless network applications. Our solutions, including services and support, are used to deploy new broadband networks and to upgrade slower, established networks using copper, fiber, and wireless technologies both in the United States and abroad.

Our three major product categories are Carrier Systems, Business Networking and Loop Access.
Carrier Systems products are used by communications service providers to provide last mile access in support of data, voice and video services to consumers and enterprises. The Carrier Systems category includes our broadband access products comprised of Total Access® 5000 multi-service access and aggregation platform products, Total Access 1100/1200 Series Fiber-To-The-Node (FTTN) products, and Digital Subscriber Line Access Multiplexer (DSLAM) products. Our broadband access products are used by service providers to deliver high-speed Internet access, Voice over Internet Protocol (VoIP), IP Television (IPTV), and/or Ethernet services from the central office or remote terminal locations to customer premises. The Carrier Systems category also includes our optical access products. These products consist of optical access multiplexers including our family of OPTI products and our Optical Networking Edge (ONE) products. Optical access products are used to deliver higher bandwidth services, or to aggregate large numbers of low bandwidth services for transportation across fiber optic infrastructure. Total Access 1500 products, 303 concentrator products, M13 multiplexer products, and a number of mobile backhaul products are also included in the Carrier Systems product category.
Business Networking products provide access to telecommunication services, facilitating the delivery of converged services and Unified Communications to the SME market. The Business Networking category includes Internetworking products and Integrated Access Device (IAD) products. Internetworking products consist of our Total Access IP Business Gateways, Optical Network Terminals (ONTs), and NetVanta product lines. NetVanta products include multi-service routers, managed Ethernet switches, IP Private Branch Exchange (PBX) products, IP phone products, Unified Communications solutions, Unified Threat Management (UTM) solutions and Carrier Ethernet Network Terminating Equipment (NTE).
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
In addition, we identify sub-categories of product revenues, which we divide into growth products, representing our primary growth areas, and traditional products. Our growth products consist of Broadband Access and Optical Access products (included in Carrier Systems) and Internetworking products (included in Business Networking) and our traditional products include HDSL products (included in Loop Access) and other products not included in the aforementioned growth products.
Carrier Networks
Carrier services continue to evolve to next generation networks, and carrier service providers are generating additional revenue by connecting greater numbers of customers to their infrastructure by offering broadband digital services. Our Carrier Networks Division supplies the network access products, services and support that these service providers require to connect their customers to core transmission and switching networks. Specifically, we deliver fiber and copper-based solutions that enable these types of services. Our customer base includes all of the Major Service Providers (which includes United States Incumbent Local Exchange Carriers (ILECs), Competitive Local Exchange Carriers (CLECs), and Cable MSOs), many independent operating companies, Utilities, Municipalities, major international carriers and wireless service providers. We have focused on opportunities in North America, with increasing emphasis on expanding into the Asia-Pacific region, Caribbean, Latin America, Europe, the Middle East and Africa.
Services enabled using our systems include traditional voice services, VoIP, IPTV, RF Video, high-speed Internet access and data services based upon Ethernet, frame relay, TDM, and ATM networks, connecting the network with user components such as switches, routers, gateways, IADs, PBXs, and telephone key systems. ADTRAN devices, deployed at the business site, are enabling carriers to provide Ethernet services to SMEs and distributed enterprises. Our solutions provide a complete end-to-end solution for carriers by supporting both new fiber-based infrastructure and also allowing them to reuse their existing copper infrastructure, lowering their overall costs to deploy advanced Ethernet services to SMEs and distributed enterprises.
Service Provider Networks
Telecommunications networks are transitioning from traditional TDM and circuit-switched technology to IP and Ethernet-based packet networks that offer services such as high-speed Internet access, VoIP, and IPTV. We design solutions that allow service providers to leverage existing network assets, by providing a migration path to new broadband technologies and services.
Continued competition from cable and wireless providers is forcing traditional wireline service providers to react with price incentives, service bundling, and network investments and modifications. ADTRAN products, services and support enable wireline providers to offer higher Internet access speeds as well as VoIP and IPTV. Our multi-service access and aggregation platforms are used to provide multi-Gigabit Ethernet capability, increasing rates within the access network. Our optical technologies enable subscriber access solutions for Fiber-To-The-Premises and FTTN architectures. To offer higher speed DSL services in support of delivering Internet access and IPTV, carriers are “shortening” copper loop lengths in order to increase bandwidth and gain a competitive advantage. Our multi-service access and aggregation platform and the FTTN series of outside plant DSLAM products are used to shorten copper loop lengths so that wireline providers can deliver higher-speed network services.

Our products marketed under the Total Access® brand fit the decentralized networking model that most carriers are using today both in the United States and abroad. Currently, these products comprise the flagship product line for the Carrier Networks Division and offer service providers a single platform that can accommodate demand for a variety of high-speed Internet, voice, data and video services from businesses and residential customers. These modular, scalable, and geographically distributed products offer advantages such as lower start-up costs, more flexible service deployment, greater network interface options, increased bandwidth, grow-as-you-go modularity, and centralized network management. We provide Total Access products that connect to fiber optic and copper network backbones, making them suitable for installation in many parts of the network and enabling deployment of a wide range of voice, video and data services around the world. The Total Access® products and other ADTRAN products are accepted by the USDA Rural Utilities Service (RUS) as suitable for use in RUS-financed telecommunications systems. Deployed in central offices, remote terminals, or multi-tenant units, the system encompasses carrier-class solutions for fiber and copper broadband multi-service access, DSL access, Carrier Ethernet access, and narrowband multi-service access.
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
High-speed Residential Services
Designed with fiber deployment in mind, the ADTRAN Total Access 5000 provides high-capacity switching and bandwidth for ultra-broadband services. Optical Line Terminals (OLTs) provide either a full 2.5 Gbps of dedicated bandwidth per Passive Optical Network (PON) or up to 1 Gbps per end user, enabling the delivery of advanced solutions like IPTV across an all-Ethernet architecture. ADTRAN’s Total Access 300 series family of Optical Network Terminals (ONTs) provides carriers with different delivery options for residential, business and mobile backhaul opportunities. The Total Access 5000 offers the industry’s most comprehensive set of broadband solutions from an all-Ethernet platform.
Our leading Total Access® DSLAMS allow service providers to realize ultra-broadband speeds over their existing copper infrastructure, economically securing the broadband connection to the home and enabling the delivery of advanced communications and entertainment services. Capabilities like Very-high-data-rate Digital Subscriber Line (VDSL2) and other technology enhancements that are actively being developed will help Service Providers overcome the challenge of using their existing copper facilities to compete with service offerings of 100Mb and higher without the need to invest in or overcome the obstacles associated with Fiber-to-the Premises (FTTP) architectures.
The Total Access® 1100 Series broadband access products provide an innovative approach to the successful deployment of FTTN architectures. Recognizing the technological and economic barriers of traditional cabinet-based DSL deployments, ADTRAN designed this product series to eliminate the need for expensive cabinet enclosures, heat exchangers and site construction, which account for a large portion of the total cost of deployment. In many cases, Total Access® 1100 Series DSLAMs can deliver FTTN-based services for significantly less than traditional cabinet-based systems. This allows carriers to more economically utilize the capacity of the existing copper network over the last mile.
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
ADTRAN has a complete portfolio of solutions for Carrier Ethernet services utilizing Fiber (EoF), Copper (EoCu) and TDM (EoTDM). These solutions enable cost-effective business Ethernet service delivery across all kinds of network infrastructure. The ADTRAN Total Access 5000 supports standards-based copper pair bonding of xDSL loops for direct Ethernet service delivery. Leveraging a complete end-to-end solution with the NetVanta 800 and NetVanta 8000 Series of network termination equipment, the Total Access 5000 also offers an innovative approach to delivering Ethernet services by aggregating bonded copper, bonded circuits, and fiber while supporting multi-megabit rates for MEF certified carrier Ethernet circuits. This combination allows carriers to ubiquitously offer Ethernet services across the entire network, enabling new revenue-generating services for businesses.

Optical Access
Optical Networking Edge (ONE) has been added to our product portfolio to enable high performance optical services at the edge of the network. The ADTRAN ONE solutions combine right sized core optical services like Wave Division Multiplexing (WDM), Scalable Carrier Ethernet, Optical Transport Node (OTN), and SONET/SDH with high-speed access services under the Total Access® 5000 multi-service access and aggregation platform.
Our OPTI® product family includes a multi-service provisioning platform, the OPTI-6100®, delivering high-speed Ethernet (addressing DS1/E1, DS3/E3, OC-3/STM-1, OC-12/STM-4, OC-48, and 10/100/1000Mb) connectivity and transport to cellular sites using a variety of fiber optic ring architectures. Our OPTI-3® fiber multiplexer provides OC-3 capacity in terminal mode and DS3 range extension applications. The OPTI-6100® MX (medium) chassis consolidates discrete optical and multiplexer network elements into one, small chassis that addresses DS1/E1, DS3/E3, STS-1, OC-3/STM-1 bandwidths, and Ethernet services delivery to the subscriber. Our OPTI-6100® LMX (large) chassis provides high-density termination options and utilizes many common modules from the other OPTI® chassis. The OPTI-6100® SMX (small) chassis provides a very compact chassis for low-density applications, with a variety of mounting options to meet unique customer requirements. Our solutions provide for optical transport in very compact enclosures for cell site traffic backhaul and feature single fiber operation for maximum facility utilization and integration with the ADTRAN Total Access® family of products and associated multiplexers.
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
Service and Support
In addition to our product portfolio and standard pre- and post-sales technical support, the CN division offers a variety of “professional services” to provide customers with deployment, maintenance and management services. Deployment service offerings include engineering, installation, configuration, turn-up and test, training, and project management services, as well as pre-assembled and wired rack and cabinet assemblies. Maintenance services are designed to protect customers’ networks from unnecessary downtime such as managed spares, extended warranty, and remote or on-site technical support beyond standard warranty coverage. Management services facilitate remote management and monitoring of the service providers’ networks.
Network Management
As communications solutions and networks become more complex, the need for carrier-class management systems becomes vital to ensure operational efficiencies. A system level view is necessary and service awareness is increasingly important. We develop and support systems to centralize the configuration, provisioning, and management of our network access products. These systems are used to configure, monitor, and control ADTRAN equipment installed in the network. The systems ensure communication with the service provider’s central management system to reduce technician dispatches and operating costs.
We have added the Advanced Operational Environment (AOE) set of products to provide integrated end-to-end service aware network management tools that enhance network planning, service activation, service assurance, and decision support tools for our customers’ operations. Our Total Access® Element Management System is an all-Java application that provides configuration, performance, network assurance, and provisioning functions for ADTRAN Total Access® products.

Enterprise Networks
Our Enterprise Networks Division encompasses a comprehensive internetworking solutions portfolio that delivers converged services, Unified Communications (UC) and Unified Threat Management (UTM) to the SME market. Small and medium businesses and geographically dispersed enterprises use these products for their voice and data service requirements. Our carrier customers bundle our solutions into their service offerings for their SME customers. These products are typically installed in equipment rooms and wiring closets, to connect headquarters, branch offices, and telecommuters to the corporate voice and data infrastructure. A small to medium business generally refers to an organization with fewer than 500 employees. These organizations can be a single location or geographically dispersed with many locations, including home offices. These businesses and service providers use our internetworking products to implement a high performance, reliable network for converged services, Unified Communications and Unified Threat Management.
Marketed under the brand names Total Access® and NetVanta®, our solutions are known for their high performance, reliability and high availability making them the preferred solutions for the delivery of converged IP services. The Enterprise Network solutions portfolio provides the infrastructure required for a SME to utilize converged IP services, Unified Communications and Unified Threat Management. The solutions portfolio includes multi-service routers, managed Layer 2/3 switches, IP Business Gateways (IPBGs), FTTx ONTs, Wireless Access Points (WAPs), IP PBXs, IP phones, UC and security solutions. Our solutions enable the SME end user to migrate their existing infrastructure — thus preserving their investment; or to replace their legacy system with an IP-based solution.
We view the development and continued evolution of our operating system as critical to our success in bringing to market feature-rich, highly reliable, high-performance solutions. As such, the ADTRAN Operating System (AOS) is common across our internetworking products, optimizing our product development resources and minimizing time to market for new products and features. It also ensures common configuration practices, policies, protection schemes, and management interfaces for our carrier customers providing a Total Cost of Ownership (TCO) advantage.
Our solutions and roadmaps are closely aligned with our customers’ strategic service offerings. Our solutions enable our customers to offer high-performance, feature-rich managed and unmanaged converged IP services (data, voice, unified communications and security features) to the SME. Our solutions offer a wide variety of LAN and WAN connectivity options, ranging from analog to fiber, supporting different geographic locations in their enterprise and wide area networks, as well as local area networks requiring switching, routing and voice capabilities. Many of the products available from the Enterprise Networks Division reach the SME end user through their service provider as these products are typically installed by the service provider at the customer premises as part of a bundled service package.
Data Solutions
ADTRAN multi-service routers move data between networked computers over public or private IP, Frame Relay, MultiProtocol Label Switching leased-line infrastructures or carrier-supplied Ethernet services. These devices include features to route traffic between multiple destinations, secure the network against cyber attacks, ensure the privacy of data as it is transported across the Internet, and restore communications in the event of equipment or network failure. ADTRAN multi-service routers provide Internet access and interconnect corporate locations and when deployed in the workgroup environment with our managed Layer 2 and Layer 3 (L2/L3) Ethernet switches provide connectivity from the WAN to the end user’s desktop computer and IP Phone. ADTRAN’s managed L2/L3 switches range in speeds up to multi-Gigabit and include Power over Ethernet (PoE) options.
Our NetVanta multi-service router products include both modular and fixed-configuration solutions. The NetVanta router portfolio offers a wide assortment of business-class features including: Quality of Service (QoS), Firewall, VPN, Network Performance Monitoring, Cable Diagnostics and Voice Quality Monitoring (VQM). These features enable carriers to offer the highest quality of service with a TCO advantage.
The ADTRAN NetVanta portfolio also includes wireless solutions for the SME market. With 802.11WiFi capabilities, the NetVanta 1335 multi-service access router with integrated WiFi and NetVanta 150 wireless access device address the increasing demands for wireless solutions, allowing businesses to streamline and improve operational efficiencies, expand customer service offerings, and increase flexibility for employees.
The NetVanta router portfolio supports 3G data services. The NetVanta 3G Network Interface Module (NIM) provides a wireless WAN capability for our NetVanta line of multi-service routers and provides a rapid, secure and cost-effective connectivity option when used in conjunction with one of our modular routers. A 3G data service allows customers to take advantage of flexible deployment options at broadband speeds from a single platform. The solution is ideal for a number of applications including use as a primary data service and/or a network failover option for SMEs.

Voice Solutions
The network infrastructure for voice services, in recent years, has undergone a rapid evolution to an IP-based infrastructure, including the accelerated adoption of SIP trunking. SIP trunking is a packet-based service that dynamically consolidates all voice and data traffic over a single IP circuit and enables the SIP Service Provider to carry local, domestic and international long distance, and toll free calls, in addition to video, email, Internet, and other data. As a result, VoIP as a part of a converged services offering, represents an important revenue opportunity for service providers seeking to add new features, such as cloud applications and unified communications in order to retain and expand their subscriber base. ADTRAN Total Access and NetVanta IP Business Gateways (IPBGs) support this strategic direction, and are deployed by the service provider at the demarcation point on the customer premises. An ADTRAN IPBG combines the functionality of a voice gateway with a multi-service router and security features. Our products offer a highly integrated, cost-effective platform for delivering converged services to the SME customer.
Our Enterprise Networks Division solutions are widely regarded for their innovation, most notably our ability to integrate the functionality of multiple network elements into a single platform. This “all-in-one” strategy for the delivery of converged voice and data services enables a service provider to offer a SME customer converged services without the expense of replacing their current infrastructure, enabling the customer to migrate to a Hosted PBX service based on their timeline for investment. Supporting a SME’s migration with a single platform provides the service provider with operational efficiencies, such as network management, and a TCO advantage.
The Enterprise Networks Division portfolio of voice products provides an industry-leading TCO advantage. Our voice products combine the highest level of feature integration with performance and reliability. This level of product innovation combined with our industry-leading warranty and product support enables the service provider an extended life cycle for our platforms in their customer’s network.
Unified Communications and IP Telephony
Unified Communications (UC) solutions were added to the portfolio of ADTRAN Enterprise solutions in 2009, with the acquisition of Objectworld Communications Corporation, a Canadian-based company. Marketed under the name NetVanta Unified Communications, these solutions enable businesses with 75 to 2,000 employees to realize the benefits of UC. ADTRAN’s NetVanta UC products deliver end-to-end unified communications that bridge the gap between telephony, desktop communications productivity and business processes. Referred to as Communications-Enabled Business Processes (CEBP), ADTRAN NetVanta UC solutions enable businesses with Microsoft Windows platforms to drive workforce productivity and improve customer service. ADTRAN’s award-winning NetVanta UC Server enables CEBP while providing simplicity and value to businesses that want to make a smooth transition from simple telephony to a unified communications solution without sacrificing their PBX and Microsoft business systems investments. There are four platforms in the NetVanta UC solutions portfolio: NetVanta UC Server, NetVanta Business Application Server, NetVanta Enterprise Communications Server, and NetVanta Business Communications System.
The addition of UC solutions is a logical extension of our Enterprise portfolio enabling our customers to continue to look to ADTRAN as a total solution provider. Additionally, NetVanta UC solutions provide the flexibility to be customized and optimized to address the unique CEBP and customer service needs of a range of vertical markets such as banking, hospitality, education, healthcare, retail, and real estate.
ADTRAN’s NetVanta 7000 Series is an innovative IP PBX solution with integration that results in a single box solution for small business communications needs. Scaling up to 100 users the NetVanta 7000 Series combines the features of an IP PBX with the functionality of an Ethernet switch, a multi-service router, security features and WAN connectivity.
At the end of 2010, ADTRAN expanded its solution portfolio further by entering the security market with the NetVanta 2000 Series of Unified Threat Management (UTM) security appliances. This UTM solution is a multi-tiered, security solution combining intrusion prevention, anti-virus and anti-spyware capabilities with application intelligence and control. ADTRAN’s UTM product family enables end-user customers to combine high-performance, internetworking solutions with UTM to create a solution from, and supported by, a single vendor.
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

Service and Support
In addition to our product portfolio, we offer technical support services to help ensure that we are responsive to our customers who have deployed networking and infrastructure solutions. We provide pre- and post-sales technical support and a variety of training options. We offer installation and maintenance services designed to protect customers’ networks from unnecessary downtime. ADTRAN professional services, “ADTRAN Custom Extended Services”, branded as ACES, guarantees priority access to technical support engineers and on-site product replacement on a four-hour or next business day basis, depending on the service plan selected. Our service and support offerings are available to customers in both our Carrier Networks Division and Enterprise Networks Division.
Customers
We have a diverse customer base, which we segment based on the markets served, and typically within each of our two distinct divisions.
Customers of our Carrier Networks Division in the United States include Major Service Providers, independent telephone companies, competitive service providers, Internet service providers, Utilities, Municipalities, and wireless service providers.
The Carrier Networks Division also serves incumbent carriers and competitive service providers internationally in various regions.
Major Service Providers and many smaller providers require product approval prior to adopting a vendor’s products for use in their networks. We are involved in a constant process of submitting new and succeeding generations of products for approval and ADTRAN products are widely deployed in these service provider networks.
Customers of our Enterprise Networks Division in the United States include Major Service Providers, independent telephone companies and competitive service providers. Additionally SME organizations purchase our solutions through a two-tier distribution channel. The two-tier distribution channel is comprised of several large distributor partners and an extensive network of value-added resellers (VARs) as described in “Distribution, Sales and Marketing” below. Furthermore, ADTRAN Enterprise solutions are deployed internationally in various regions. Vertical markets where our solutions are used include retail, food service, healthcare, finance, government, education, manufacturing, military, transportation, hospitality, and energy/utility.
Single customers comprising more than 10% of our revenue in 2010 include Qwest Communications International, Inc. at 20%, AT&T Inc. at 18%, and Verizon Communications, Inc. at 11%. The revenues from all of these customers are reported in both the Carrier Networks and Enterprise Networks segments. No other customer accounted for 10% or more of our sales in 2010.
For a discussion of risks associated with customers, service providers and approval processes, see “Risk Factors — The lengthy approval process required by major and other service providers for new products could result in fluctuations in our revenue”, “Risk Factors — We depend heavily on sales to certain customers; the loss of any of these customers would significantly reduce our revenues and net income”, and “Risk Factors — Consolidation and deterioration in the competitive service provider market could result in a significant decrease in our revenue”, in Item 1A of this report.
Distribution, Sales and Marketing
We sell our Carrier Networks products in the United States through a combination of a direct sales organization and a distribution network. Our direct sales organization supports major accounts and has offices located throughout the United States. Sales to most competitive service providers and independent telephone companies are fulfilled through a combination of direct sales and major technology distribution companies such as KGP Logistics, Inc., Walker and Associates, Inc., and Power & Telephone Supply Company.
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
The majority of Enterprise Networks products are sold in the United States through a non-exclusive distribution network that consists, at the top level, of several major technology distributors, such as Walker and Associates, Inc., Ingram Micro, Inc., Jenne Distributors, Inc., Synnex Corporation and ScanSource, Inc. d/b/a Catalyst Telecom. These organizations then distribute products to an extensive network of Value-Added Resellers (VARs), system integrators, and service providers.
VARs and system integrators may be affiliated with ADTRAN as channel partners, or they may purchase from a distributor in an unaffiliated fashion. Affiliated partners participate with us at various program levels based on sales volume and other factors to receive benefits such as product discounts, co-op advertising funds, technical support and training. We maintain field offices nationwide to support distributors, VARs and system integrators. The Enterprise Networks Division maintains a channel-based sales organization to manage our partners.

A growing portion of our Enterprise Networks products are being sold to service providers for provisioning of hosted VoIP service offerings for SME branch office end users.
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
During 2010, 2009, and 2008, product development expenditures totaled $90.3 million, $83.3 million, and $81.8 million, respectively. Our product development activities are an important part of our strategy. Because of rapidly changing technology and evolving industry standards, we expect to sustain, and possibly increase, product development levels each year.
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
Many telecommunications issues, processes and technologies are governed by Standards Development Organizations (SDOs). These SDOs consist of representatives from various manufacturers, service providers, and testing laboratories working to establish specifications and compliance guidelines for emerging telecommunications technologies. We are an active participant in several SDOs, and have assisted with the development of worldwide standards in many technologies.
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
Most shipments of products to customers occur from our facilities in Huntsville, Alabama. Our facilities are certified pursuant to the most current releases of ISO 9001, TL 9000, ISO 14001, and are Customs-Trade Partnership Against Terrorism certified. Our products are also certified to certain other telephone company standards, including those relating to emission of electromagnetic energy and safety specifications.
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
Competition
We compete in markets for networking and communications equipment for service providers, businesses, government agencies, and other organizations worldwide. Our products and services support the transfer of data, voice and video across service providers’ fiber, copper, and wireless infrastructures, and across wide area networks, local area networks, and the Internet.
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
For our Carrier Networks Division, factors influencing the markets in which we currently compete or may compete in the future include the ability to:
•	Help the customer solve networking problems within the confines of restrained capital budgets;
•	Offer globally competitive solutions against a different set of competitors than in the United States;
•	Deliver solutions that fit the distributed networking model being deployed by most service providers;
•	Deliver solutions for service provider networks as they increasingly focus on network transformation, convergence, and integration of services;
•	Deliver solutions at attractive price points;
•	Deliver reliability and redundancy, especially for higher bandwidth products;

•	Adapt to new network technologies as they evolve;
•	Compete effectively against large firms with greater resources;
•	Deliver products when needed by the customer;
•	Deliver responsive customer service, technical support, and training; and
•	Assist customers requiring pre-assembled, turnkey systems and professional services.
Competitors of our Carrier Networks Division include large, established firms such as Alcatel-Lucent, Cisco Systems, Fujitsu Limited, Huawei, ZTE, Ericsson, Tellabs, and Nokia-Siemens. There are also a number of smaller, specialized firms with which we compete, such as Actelis, Hatteras, Zhone Technologies, Occam Networks, Calix Networks, and other privately held firms.
For our Enterprise Networks Division, factors influencing the markets in which we currently compete or may compete in the future include the ability to:
•	Satisfy the customer’s need for a cost-efficient alternative to established internetworking suppliers;
•	Satisfy the customer’s need to utilize the most cost-effective combination of transmission technologies to connect geographically dispersed locations;
•	Increase network performance and lower the customer’s cost for communications services and equipment;
•	Add capacity and migrate to new or different technologies without a major system upgrade;
•	Continue to develop and support established platforms;
•	Offer products to address new networking technologies in a timely manner;
•	Deliver reliability and system backup, especially for higher bandwidth products;
•	Adapt to new network technologies as they evolve;
•	Deliver products when needed by the customer;
•	Deliver responsive customer service, technical support and training; and
•	Assist customers requiring hands-on installation and maintenance.
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
Backlog and Inventory
A substantial portion of our shipments in any fiscal period relate to orders received and shipped in that fiscal period for customers under agreements containing non-binding purchase commitments. Further, a significant percentage of orders require delivery within a few days. These factors normally result in very little order backlog or order flow visibility. We believe that because we fill a substantial portion of customer orders within the fiscal quarter of receipt, backlog is not a meaningful indicator of actual sales for any succeeding period.
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
Employees
As of December 31, 2010, we had 1,663 full-time employees in the United States and in our international subsidiaries located in Canada, Mexico, the Asia-Pacific region and Europe. None of our employees are represented by a collective bargaining agreement, nor have we ever experienced any work stoppage. We believe that our relationship with our employees is good.
We also utilize significant numbers of contractors and temporary employees in various manufacturing, engineering and sales capacities, domestically and internationally, as needed.
Intellectual Property
The ADTRAN corporate logo is a registered trademark of ADTRAN. The name “ADTRAN” is a registered trademark of ADTRAN. A number of our product identifiers and names also are registered. We also claim rights to a number of unregistered trademarks.
We have ownership of at least 264 patents related to our products and have approximately 126 additional patent applications pending, of which at least 5 have been approved and are in the process of being issued by the U.S. Patent and Trademark Office. The average remaining duration of our patents as of December 31, 2010 was approximately 12.7 years. We will continue to seek additional patents from time to time related to our research and development activities. We do not derive any material amount of revenue from the licensing of our patents.
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
As a result of the many factors discussed in this report, our revenue for a particular quarter is difficult to predict and will fluctuate from quarter to quarter. Our typical pattern of customer orders requests product delivery within a short period following receipt of an order. Consequently, we do not typically carry a significant order backlog, and are dependent upon obtaining orders and completing delivery in accordance with shipping terms that are predominantly within each quarter to achieve our targeted revenues. Our net sales may grow at a slower rate than in previous quarters or may decline. Our ability to meet financial expectations could also be affected if the variable sales patterns seen in prior quarters recur in future quarters. We have experienced periods of time during which manufacturing issues have delayed shipments, leading to variable shipping patterns. In addition, to the extent that manufacturing issues and any related component shortages result in delayed shipments in the future, and particularly in quarters in which we and our subcontractors are operating at higher levels of capacity, it is possible that revenue for a quarter could be adversely affected, and we may not be able to remediate the conditions within the same quarter.
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

We expect gross margin to vary over time, and our level of product gross margin may not be sustainable.
Our level of gross margins may not be sustainable and may continue to be adversely affected by numerous factors, including:
•	Changes in customer, geographic, or product mix, including the mix of configurations and professional services revenue within each product group;
•	Introduction of new products by competitors, including products with price-performance advantages;
•	Our ability to reduce product cost;
•	Increases in material or labor cost;
•	Expediting costs incurred to meet customer delivery requirements;
•	Excess inventory and inventory holding charges;
•	Obsolescence charges;
•	Changes in shipment volume;
•	Loss of cost savings due to changes in component pricing or charges incurred due to inventory holding periods if parts ordering does not correctly anticipate product demand;
•	Lower than expected benefits from value engineering;
•	Increased price competition, including competitors from Asia, especially China;
•	Changes in distribution channels;
•	Increased warranty cost;
•	Liquidated damages costs relating to customer contractual terms; and
•	Our ability to manage the impact of foreign currency exchange rate fluctuations relating to pricing to our international customers.
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
The lengthy approval process required by major and other service providers for new products could result in fluctuations in our revenue.
In the industry in which we compete, a supplier must first obtain product approval from a major or other service provider to sell its products to them. This process can last from six to 18 months, or longer, depending on the technology, the service provider, and the demand for the product from the service provider’s subscribers. Consequently, we are involved in a constant process of submitting for approval succeeding generations of products, as well as products that deploy new technology or respond to new technology demands from a major or other service provider. We have been successful in the past in obtaining these approvals. However, we cannot be certain that we will obtain these approvals in the future or that sales of these products will continue to occur. Any attempt by a major or other service provider to seek out additional or alternative suppliers, or to undertake, as permitted under applicable regulations, the production of these products internally, could have a material adverse effect on our operating results. Furthermore, the delay in sales until the completion of the approval process, the length of which is difficult to predict, could result in fluctuations of revenue and uneven operating results from quarter to quarter or year to year.
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
Historically, a large percentage of our sales have been made to major service providers and larger independent telecommunications companies. In 2010, these customers continued to comprise over half of our revenue. As long as the major and larger independent telecommunications companies represent such a substantial percentage of our total sales, our future success will significantly depend upon certain factors which are not within our control, including:
•	the timing and size of future purchase orders, if any, from these customers;
•	the product requirements of these customers;
•	the financial and operational success of these customers;
•	the impact of legislative and regulatory changes on these customers;
•	the success of these customers’ services deployed using our products; and
•	the impact of work stoppages at these customers.
Sales to our large customers have, in the past, fluctuated and may fluctuate significantly from quarter to quarter and year to year. The loss of, or a significant reduction or delay in, sales to any such customer or the occurrence of sales fluctuations could have a material adverse effect on our business and results of operations. Further, any attempt by a major or other service provider to seek out additional or alternative suppliers or to undertake, as permitted under applicable regulations, the production of these products internally, could have a material adverse effect on our operating results.
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
We are heavily dependent on two subcontractors for the assembly and testing of certain printed circuit board assemblies, subassemblies, chassis, enclosures and equipment shelves, and the purchase of raw materials used in such assemblies. This reliance involves several risks, including the unavailability of, or interruptions in, access to certain process technologies and reduced control over product quality, delivery schedules, transportation, manufacturing yields and costs. We may not be able to provide product volumes to our subcontractors that are high enough to achieve sufficient cost savings. If shipments fall below forecasted levels, we may incur increased costs or be required to take ownership of excess inventory. Changes in international tariff structures could adversely impact our product costs. In addition, a significant component of maintaining cost competitiveness is the ability of our subcontractors to adjust their own costs to compensate for possible adverse exchange rate movements. To the extent that the subcontractors are unable to do so, and we are unable to procure alternative product supplies, then our own competitiveness and results of operations could be adversely impaired. These risks may be exacerbated by economic or political uncertainties, terrorist actions, the effects of climate change, natural disasters or pandemics in the foreign countries in which our subcontractors are located.
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
The Security and Exchange Commission has proposed disclosure requirements regarding the use of “conflict minerals” mined from the Democratic Republic of Congo and adjoining countries and procedures regarding a manufacturer’s efforts to prevent the sourcing of such minerals and metals produced from those minerals. The implementation of these requirements could affect the sourcing and availability of metals used in the manufacture of a limited number of raw material parts contained in our products. This may reduce the number of suppliers who provide conflict free metals, and may affect our ability to obtain products in sufficient quantities or at competitive prices. Our material sourcing is broad based and multi-tiered, and we may not be able to conclusively verify the origins for all metals used in our products.
We compete in markets that have become increasingly competitive, which may result in reduced gross profit margins and market share.
The markets for our products are intensely competitive. Additional manufacturers have entered the markets in recent years to offer products in competition with us. Additionally, certain companies have, in recent years, developed the ability to deliver competing products using coaxial cable and cellular transmission, especially in high-density metropolitan areas. Competition would further increase if new companies enter the market or existing competitors expand their product lines. Some of these potential competitors may have greater financial, technological, manufacturing, sales and marketing, and personnel resources than we have. As a result, these competitors may be able to respond more rapidly or effectively to new or emerging technologies and changes in customer requirements, withstand significant price decreases, or devote greater resources to the development, promotion, and sale of their products than we can.
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
We are in the process of expanding into international markets, which represented 5.3% of our net sales for 2010, and we anticipate increased sales from these markets. We currently maintain regional sales offices in each of the following locations: Melbourne and Sydney, Australia; Montreal, Ottawa, and Toronto, Canada; Mexico, D.F., Mexico; Hong Kong and Beijing, China; Singapore; and Theale, United Kingdom. A number of factors inherent to these markets expose us to significantly more risk than domestic business, including:
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
We are exposed to financial market risks, including changes in interest rates and prices of marketable equity and fixed-income securities. The primary objective of the large majority of our investment activities is to preserve principal while at the same time achieving appropriate yields without significantly increasing risk. To achieve this objective, a majority of our marketable securities are investment grade corporate and municipal fixed-rate bonds, municipal variable rate demand notes and municipal money market instruments denominated in United States dollars. We have held no municipal auction rate securities since February 7, 2008.
We have significant investments in corporate and municipal fixed-rate bonds and municipal variable rate demand notes. Through December 31, 2010, we have not been required to impair any of these investments; however, we may experience a reduction in value or loss of liquidity in these investments, which may have an adverse effect on our results of operations, liquidity and financial condition. Fixed rate interest securities may have their fair value adversely impacted due to a rise in interest rates, while variable rate securities may produce less income than expected if interest rates fall. Our investments are subject to general credit, liquidity, market, and interest rate risks, which may be exacerbated by conditions in the financial markets and related credit liquidity issues. Consequently, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if we are forced to sell securities that decline in fair value due to changes in interest rates.
Our long-term investments include $48.0 million of marketable equity securities. Because of the strained credit markets and deteriorating equity market conditions that continued during the first quarter of 2009, we recorded other than temporary impairment charges of $2.0 million related to our marketable equity securities, $0.4 million related to the fixed income bond fund, and $0.5 million related to the deferred compensation plan assets during the year ended December 31, 2009. At December 31, 2010, our total marketable equity securities, which included more than 415 individual securities, had net unrealized gains of $36.5 million, which includes an unrealized gain of $33.7 million related to a single security. If market conditions deteriorate in 2011, we may be required to record additional impairment charges related to our marketable equity securities.
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
In addition to our facilities listed above, we lease additional office space in the United States and abroad, providing sales and service support for both of our divisions. The leased offices in the United States are located in Kansas City, MO and Littleton, CO. We also lease at least one office in each of the following locations: Melbourne and Sydney, Australia; Montreal, Ottawa, and Toronto, Canada; Mexico, D.F., Mexico; Hong Kong and Beijing, China; Singapore; and Theale, United Kingdom. These cancelable and non-cancelable leases expire at various times through 2016. For more information, see Note 10 of the Notes to Consolidated Financial Statements included in this report.
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
Set forth below, in accordance with General Instruction G (3) of Form 10-K and Instruction 3 of Item 401(b) of Regulation S-K, is certain information regarding the executive officers of ADTRAN. Unless otherwise indicated, the information set forth is as of December 31, 2010.

Thomas R. Stanton	Age 46
2007 to present	Chief Executive Officer and Chairman of the Board
2005 – 2007	Chief Executive Officer and Director
2001 – 2005	Senior Vice President and General Manager, Carrier Networks
1999 – 2001	Vice President and General Manager, Carrier Networks
1995 – 1999	Vice President, Carrier Networks Marketing
1995	Vice President, Marketing & Engineering — Transcrypt International, Inc.
1994 – 1995	Senior Director, Marketing — E.F. Johnson Company
1993 – 1994	Director, Marketing — E.F. Johnson Company

James E. Matthews	Age 54
2007 to present	Senior Vice President — Finance, Chief Financial Officer, Treasurer, Secretary and Director
2001 – 2007	Senior Vice President — Finance, Chief Financial Officer and Treasurer
1999 – 2001	Chief Financial Officer — Home Wireless Networks, Inc.
1998 – 1999	Chief Executive Officer — Miltope Group, Inc.
1995 – 1998	Vice President, Finance and Chief Financial Officer — Miltope Group, Inc.
1992 – 1995	Controller — Hughes Training, Inc.

Michael K. Foliano	Age 50
2006 to present	Senior Vice President — Global Operations
2005 – 2006	Senior Vice President, Sales, Services and Supply Chain — Somera Communications Inc.
2004 – 2005	Senior Vice President, Global Operations — Somera Communications, Inc.
2002 – 2004	Senior Director, Global Logistics and Customer Operations — Lucent Technologies
2001 – 2002	Executive General Manager, Mobility Supply Chain — Lucent Technologies
2000 – 2001	Stanford University Sloan Fellow — Lucent Technologies
1997 – 2000	Vice President, Global Provisioning Center — Lucent Technologies
1995 – 1997	Manufacturing Operations Plant Manager — Lucent Technologies/AT&T Network Systems

Raymond R. Schansman	Age 54
2006 to present	Senior Vice President and General Manager, Enterprise Networks
2001 – 2006	Vice President, Carrier Networks Engineering
1998 – 2001	Engineering Director, Carrier Networks Systems
1996 – 1998	Engineering Manager, Enterprise Networks Systems
1989 – 1996	Program Manager — SCI Systems, Inc.
1986 – 1989	Vice President, System and Product Engineering — General Digital Industries
1983 – 1986	Senior Design Engineer — General Digital Industries

James D. Wilson, Jr.	Age 40
2006 to present	Senior Vice President and General Manager, Carrier Networks
2005 – 2006	Vice President, Product Marketing, Carrier Networks
2002 – 2005	Director, Product Management, Carrier Networks
1998 – 2002	Director, Product Management, Loop Technologies, Carrier Networks
1996 – 1998	Manager, Engineering Operations — Wyle Laboratories, Inc.
1992 – 1996	Manager, Program Development — Wyle Laboratories, Inc.

Robert A. Fredrickson	Age 60
1996 to present	Vice President — Carrier Networks Sales
1996	Vice President, Broadband Business Development — DSC Communications Corporation
1991 – 1996	Senior Director, Access Products — DSC Communications Corporation

P. Steven Locke	Age 62
2005 to present	Vice President — Service Provider Sales
2000 – 2005	Vice President, Marketing, Carrier Networks
1999 – 2000	Vice President — Sprint Local Division Sales for Lucent Technologies
1997 – 1999	Senior Director of Sales — ADTRAN, Inc.
1993 – 1997	Vice President and General Manager, Business Network Group, Sprint North Supply

Kevin W. Schneider	Age 47
2003 to present	Vice President — Chief Technology Officer
1999 – 2003	Vice President — Technology
1996 – 1999	Chief Scientist
1992 – 1996	Staff Scientist
There are no family relationships among our directors or executive officers. All officers are elected annually by, and serve at the discretion of, the Board of Directors of ADTRAN.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
ADTRAN’s common stock is traded on the NASDAQ Global Select Market under the symbol ADTN. As of February 4, 2011, ADTRAN had 254 stockholders of record and approximately 8,900 beneficial owners of shares held in street name. The following table shows the high and low closing prices per share for our common stock as reported by NASDAQ for the periods indicated.
Common Stock Prices

	High	Low
2010
First Quarter	$26.95	$20.96
Second Quarter	$29.60	$25.35
Third Quarter	$35.30	$27.04
Fourth Quarter	$36.38	$30.96
2009
First Quarter	$16.71	$13.84
Second Quarter	$21.49	$16.70
Third Quarter	$25.04	$20.74
Fourth Quarter	$25.71	$20.44
The following table shows the dividends paid in each quarter of 2010 and 2009. The Board of Directors presently anticipates that it will declare a regular quarterly dividend so long as the present tax treatment of dividends exists and adequate levels of liquidity are maintained.
Dividends per Common Share

	2010	2009

First Quarter	$0.09	$0.09
Second Quarter	$0.09	$0.09
Third Quarter	$0.09	$0.09
Fourth Quarter	$0.09	$0.09
Stock Repurchases
The following table sets forth repurchases of our common stock for the months indicated.

	Total		Total Number of Shares	Maximum Number of
	Number of	Average	Purchased as Part of	Shares that May Yet Be
	Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased	per Share	Plans or Programs (1)	Plans or Programs
October 1, 2010 – October 31, 2010	—	—	—	2,220,725
November 1, 2010 – November 30, 2010	251,300	$31.78	251,300	1,969,425
December 1, 2010 – December 31, 2010	—	—	—	1,969,425

Total	251,300		251,300

(1)
On April 14, 2008, ADTRAN’s Board of Directors approved the repurchase of up to 5,000,000 shares of its common stock. This plan is being implemented through open market purchases from time to time as conditions warrant.

ITEM 6.	SELECTED FINANCIAL DATA
Income Statement Data (1)
(In thousands, except per share amounts)

Year Ended December 31,	2010	2009	2008	2007	2006
Sales
Carrier Networks Division	$476,030	$371,349	$392,219	$358,023	$356,606
Enterprise Networks Division	129,644	112,836	108,457	118,755	116,102

Total sales	605,674	484,185	500,676	476,778	472,708
Cost of sales	246,811	197,223	201,771	193,792	193,747

Gross profit	358,863	286,962	298,905	282,986	278,961
Selling, general, and administrative expenses	114,699	99,446	103,286	103,329	102,646
Research and development expenses	90,300	83,285	81,819	75,367	70,700

Operating income	153,864	104,231	113,800	104,290	105,615
Interest and dividend income	6,557	6,933	8,708	11,521	13,493
Interest expense	(2,436)	(2,430)	(2,514)	(2,502)	(2,532)
Net realized investment gain (loss)	11,008	(1,297)	(2,409)	498	1,379
Other income (expense), net	(804)	131	688	764	570
Life insurance proceeds	—	—	—	1,000	—

Income before provision for income taxes	168,189	107,568	118,273	115,571	118,525
Provision for income taxes	(54,200)	(33,347)	(39,692)	(39,236)	(40,192)

Net income	$113,989	$74,221	$78,581	$76,335	$78,333

Year Ended December 31,	2010	2009	2008	2007	2006
Weighted average shares outstanding — basic	62,490	62,459	63,549	67,848	73,451
Weighted average shares outstanding — assuming dilution (2)	63,879	63,356	64,408	69,212	75,197

Earnings per common share — basic	$1.82	$1.19	$1.24	$1.13	$1.07
Earnings per common share — assuming dilution (2)	$1.78	$1.17	$1.22	$1.10	$1.04
Dividends declared and paid per common share	$0.36	$0.36	$0.36	$0.36	$0.36
Balance Sheet Data (In thousands)

At December 31,	2010	2009	2008	2007	2006
Working capital (3)	$304,952	$278,044	$212,740	$251,261	$219,636
Total assets	$691,974	$564,463	$473,615	$479,220	$539,658
Total debt	$48,000	$48,250	$48,750	$49,000	$49,500
Stockholders’ equity	$572,322	$452,515	$375,819	$378,431	$435,956

(1)
Net income for 2010, 2009, 2008, 2007 and 2006 includes stock-based compensation expense under the Stock Compensation Topic of the Financial Accounting Standards Board Accounting Standards Codification of $7.1 million, $6.4 million, $6.7 million, $7.1 million and $7.2 million, respectively, net of tax, related to stock option awards. See Note 2 of Notes to the Consolidated Financial Statements.

(2)	Assumes exercise of dilutive stock options calculated under the treasury method. See Notes 1 and 11 of Notes to Consolidated Financial Statements.

(3)	ADTRAN’s working capital consists of current assets less current liabilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
ADTRAN, Inc. designs, manufactures, markets and services network access solutions for communications networks. Our solutions are widely deployed by providers of communications services (serviced by our Carrier Networks Division), and small and mid-sized enterprises (SMEs) (serviced by our Enterprise Networks Division), and enable voice, data, video and Internet communications across wireline and wireless networks. Many of these solutions are currently in use by every major United States and many global service providers, as well as by many public, private and governmental organizations worldwide.
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
Our three major product categories are Carrier Systems, Business Networking and Loop Access.
Carrier Systems products are used by communications service providers to provide last mile access in support of data, voice and video services to consumers and enterprises. The Carrier Systems category includes our broadband access products comprised of Total Access® 5000 multi-service access and aggregation platform products, Total Access 1100/1200 Series Fiber-To-The-Node (FTTN) products, and Digital Subscriber Line Access Multiplexer (DSLAM) products. Our broadband access products are used by service providers to deliver high-speed Internet access, Voice over Internet Protocol (VoIP), IP Television (IPTV), and/or Ethernet services from the central office or remote terminal locations to customer premises. The Carrier Systems category also includes our optical access products. These products consist of optical access multiplexers including our family of OPTI products and our Optical Networking Edge (ONE) products. Optical access products are used to deliver higher bandwidth services, or to aggregate large numbers of low bandwidth services for transportation across fiber optic infrastructure. Total Access 1500 products, 303 concentrator products, M13 multiplexer products, and a number of mobile backhaul products are also included in the Carrier Systems product category.
Business Networking products provide access to telecommunication services, facilitating the delivery of converged services and Unified Communications to the SME market. The Business Networking category includes Internetworking products and Integrated Access Devices (IADs). Internetworking products consist of our Total Access IP Business Gateways, Optical Network Terminals (ONTs), and NetVanta product lines. NetVanta products include multi-service routers, managed Ethernet switches, IP Private Branch Exchange (PBX) products, IP phone products, Unified Communications solutions, Unified Threat Management (UTM) solutions and Carrier Ethernet Network Terminating Equipment (NTE). Integrated Access Device (IAD) products consist of our Total Access 600 Series and the Total Access 850.
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
In addition, we identify sub-categories of product revenues, which we divide into growth products, representing our primary growth areas, and traditional products. Our growth products consist of Broadband Access and Optical Access products (included in Carrier Systems) and Internetworking products (included in Business Networking) and our traditional products include HDSL products (included in Loop Access) and other products not included in the aforementioned growth products. Many of our customers are migrating their networks to deliver higher bandwidth services by utilizing newer technologies. We believe that products and services offered in our primary growth areas position us well for this migration. Despite short-term increases, we anticipate that revenues of many of our traditional products, including HDSL, will decline over time; however, revenues from these products may continue for years because of the time required for our customers to transition to newer technologies.

Sales were $605.7 million in 2010 compared to $484.2 million in 2009 and $500.7 million in 2008. Sales increased in each of our primary growth areas, Broadband Access, Optical Access and Internetworking. Total sales of products in these three growth areas increased 40.2% in 2010 compared to 2009 and 13.5% in 2009 compared to 2008. Our gross profit margin remained consistent in 2010 and 2009 at 59.3%, which decreased from 59.7% in 2008. Our operating income margin increased to 25.4% in 2010 compared to 21.5% in 2009 and 22.7% in 2008. Net income was $114.0 million in 2010 compared to $74.2 million in 2009 and $78.6 million in 2008. Earnings per share, assuming dilution, were $1.78 in 2010 compared to $1.17 in 2009 and $1.22 in 2008. Earnings per share in 2010, 2009 and 2008 reflect the repurchase of 0.7 million, 0.8 million and 3.1 million shares of our stock, respectively.
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
•
We review customer contracts to determine if all of the requirements for revenue recognition have been met prior to recording revenues from sales transactions. We generally record sales revenue upon shipment of our products, net of any rebates or discounts, since: (i) we generally do not have significant post-delivery obligations, (ii) the product price is fixed or determinable, (iii) collection of the resulting receivable is probable, and (iv) product returns are reasonably estimable. We generally ship products upon receipt of a purchase order from a customer. We evaluate shipping terms and we record revenue on products shipped in accordance with the terms of each respective contract where applicable, or under our standard shipping terms for purchase orders accepted without a contract, generally FOB shipping point. In the case of consigned inventory, revenue is recognized when the customer assumes ownership of the product. When contracts contain multiple elements, contract interpretation is sometimes required to determine the appropriate accounting, including whether the deliverables specified in a multiple element contract should be treated as separate units of accounting for revenue recognition purposes, and, if so, how the price should be allocated among the elements and when to recognize revenue for each element. We record revenue associated with installation services when all contractual obligations are complete. Contracts that include both installation services and product sales are evaluated for revenue recognition in accordance with contract terms. As a result, depending on contract terms, installation services may be considered as a separate deliverable item or may be considered an element of the delivered product. Either the purchaser, ADTRAN, or a third party can perform installation of our products. Revenues related to maintenance services are recognized on a straight line basis over the contract term.

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
Prior to issuing payment terms to a new customer, we perform a detailed credit review of the customer. Credit limits and payment terms are established for each new customer based on the results of this credit review. Collection experience is reviewed periodically in order to determine if the customer’s payment terms and credit limits need to be revised. We maintain allowances for doubtful accounts for losses resulting from the inability of our customers to make required payments. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, we may be required to make additional allowances. If circumstances change with regard to individual receivable balances that have previously been determined to be uncollectible (and for which a specific reserve has been established), a reduction in our allowance for doubtful accounts may be required. Our allowance for doubtful accounts was $0.2 million at December 31, 2010 and $0.1 million at December 31, 2009.
•
We carry our inventory at the lower of cost or market, with cost being determined using the first-in, first-out method. We use standard costs for material, labor, and manufacturing overhead to value our inventory. Our standard costs are updated on at least a quarterly basis and any variances are expensed in the current period; therefore, our inventory costs approximate actual costs at the end of each reporting period. We write down our inventory for estimated obsolescence or unmarketable inventory by an amount equal to the difference between the cost of inventory and the estimated fair value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, we may be required to make additional inventory write-downs. Our reserve for excess and obsolete inventory was $8.9 million and $7.8 million at December 31, 2010 and 2009, respectively. Inventory write-downs charged to the reserve were $0.8 million, $1.7 million and $1.0 million for the years ended December 31, 2010, 2009 and 2008, respectively.

•
The objective of our short-term investment policy is to preserve principal and maintain adequate liquidity with appropriate diversification, while achieving market returns. The objective of our long-term investment policy is principal preservation and total return; that is, the aggregate return from capital appreciation, dividend income, and interest income. These objectives are achieved through investments with appropriate diversification in fixed and variable rate income securities, public equity, and private equity portfolios. We have experienced significant volatility in the market prices of our publicly traded equity investments. These investments are recorded on the consolidated balance sheets at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income, net of tax. The ultimate realized value on these equity investments is subject to market price volatility.

In accordance with the Fair Value Measurements and Disclosures Topic of the FASB ASC, we have categorized our cash equivalents held in money market funds and our investments held at fair value into a three-level fair value hierarchy based on the priority of the inputs to the valuation technique for the cash equivalents and investments as follows: Level 1 — Values based on unadjusted quoted prices for identical assets or liabilities in an active market; Level 2 — Values based on quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability; Level 3 — Values based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs include information supplied by investees. At December 31, 2010, we categorized $53.0 million and $315.3 million of our available-for-sale investments as Level 1 and Level 2, respectively, and $14.5 million of our cash equivalents as Level 1. At December 31, 2009, we categorized $38.1 million and $246.1 million of our available-for-sale investments as Level 1 and Level 2, respectively, and $18.4 million of our cash equivalents as Level 1.

We review our investment portfolio for potential “other-than-temporary” declines in value on an individual investment basis. We assess, on a quarterly basis, significant declines in value which may be considered other-than-temporary and, if necessary, recognize and record the appropriate charge to write-down the carrying value of such investments. In making this assessment, we take into consideration qualitative and quantitative information, including but not limited to the following: the magnitude and duration of historical declines in market prices, credit rating activity, assessments of liquidity, public filings, and statements made by the issuer. We generally begin our identification of potential other-than-temporary impairments by reviewing any security with a fair value that has declined from its original or adjusted cost basis by 25% or more for six or more consecutive months. We then evaluate the individual security based on the previously identified factors to determine the amount of the write-down, if any. As a result of our review, we did not record any other-than-temporary impairment charge during the fourth quarter of 2010. For the years ended December 31, 2010, 2009 and 2008, we recorded charges of $43 thousand, $2.9 million and $2.4 million, respectively, related to the other-than-temporary impairment of certain publicly traded equity securities, a fixed income bond fund, and deferred compensation plan assets. Actual losses, if any, could ultimately differ from these estimates. Future adverse changes in market conditions or poor operating results of underlying investments could result in additional losses that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future. See Note 3 of Notes to the Consolidated Financial Statements in this report for more information about our investments.
We also invest in privately held entities and private equity funds and record these investments at cost. We review these investments periodically in order to determine if circumstances (both financial and non-financial) exist that indicate that we will not recover our initial investment. Impairment charges are recorded on investments having a cost basis that is greater than the value that we would reasonably expect to receive in an arm’s length sale of the investment. We have not been required to record any impairment losses relating to these investments in 2010, 2009 or 2008.
•
For purposes of determining the estimated fair value of our stock option awards on the date of grant under the Stock Compensation Topic of the FASB ASC, we use the Black-Scholes Model. This model requires the input of certain assumptions that require subjective judgment. These assumptions include, but are not limited to, expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. Because our stock option awards have characteristics significantly different from those of traded options, and because changes in the input assumptions can materially affect the fair value estimate, the existing model may not provide a reliable single measure of the fair value of our stock option awards. For purposes of determining the estimated fair value of our performance-based restricted stock unit awards on the date of grant, we use a Monte Carlo Simulation valuation method. The restricted stock units are subject to a market condition based on the relative total shareholder return of ADTRAN against a peer group of companies (2008 and 2009 grants) or against all companies in the NASDAQ Telecommunications Index (2010 grant) and vest at the end of a three-year performance period. The fair value of restricted stock issued to our Directors in 2010 is equal to the closing price of our stock on the date of grant. Management will continue to assess the assumptions and methodologies used to calculate the estimated fair value of stock-based compensation. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies and thereby materially impact our fair value determination. If factors change and we use different assumptions in the application of the Stock Compensation Topic of the FASB ASC in future periods, the compensation expense that we record may differ significantly from what we have recorded in the current period.

•
We estimate our income tax provision or benefit in each of the jurisdictions in which we operate, including estimating exposures related to examinations by taxing authorities. We also make judgments regarding the realization of deferred tax assets, and establish reserves where we believe it is more likely than not that future taxable income in certain jurisdictions will be insufficient to realize these deferred tax assets in accordance with the Income Taxes Topic of the FASB ASC. Our estimates regarding future taxable income and income tax provision or benefit may vary due to changes in market conditions, changes in tax laws, or other factors. If our assumptions, and consequently our estimates, change in the future, the valuation allowances we have established may be increased or decreased, impacting future income tax expense. At December 31, 2010 and 2009 respectively, the valuation allowance was $5.6 million and $5.3 million. As of December 31, 2010, we have state research tax credit carry-forwards of $2.2 million, which will expire between 2015 and 2025. These carry-forwards were caused by tax credits in excess of our annual tax liabilities to an individual state where we no longer generate sufficient state income. In addition, as of December 31, 2010, we have a deferred tax asset of $3.8 million relating to net operating loss carry-forwards which will expire between 2014 and 2029. These carry-forwards are the result of a foreign acquisition in 2009. The acquired net operating losses are in excess of the amount of estimated earnings. In accordance with the Income Taxes Topic of the FASB ASC, we believe it is more likely than not that we will not realize the full benefits of our deferred tax asset arising from these credits and net operating losses, and accordingly, have provided a valuation allowance against them. This valuation allowance is included in non-current deferred tax liabilities in the accompanying balance sheets.

•
Our products generally include warranties of one to ten years for product defects. We accrue for warranty returns at the time revenue is recognized based on our estimate of the cost to repair or replace the defective products. We engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers. Our products continue to become more complex in both size and functionality as many of our product offerings migrate from line card applications to systems products. The increasing complexity of our products will cause warranty incidences, when they arise, to be more costly. Our estimates regarding future warranty obligations may change due to product failure rates, material usage, and other rework costs incurred in correcting a product failure. In addition, from time to time, specific warranty accruals may be recorded if unforeseen problems arise. Should our actual experience relative to these factors be worse than our estimates, we will be required to record additional warranty expense. Alternatively, if we provide for more reserves than we require, we will reverse a portion of such provisions in future periods. The liability for warranty returns totaled $3.3 million and $2.8 million at December 31, 2010 and 2009, respectively. These liabilities are included in accrued expenses in the accompanying consolidated balance sheets.

Results of Operations
The following table presents selected financial information derived from our consolidated statements of income expressed as a percentage of sales for the years indicated.

Year Ended December 31,	2010	2009	2008
Sales
Carrier Networks Division	78.6%	76.7%	78.3%
Enterprise Networks Division	21.4	23.3	21.7

Total sales	100.0%	100.0%	100.0%
Cost of sales	40.7	40.7	40.3

Gross profit	59.3	59.3	59.7
Selling, general and administrative expenses	19.0	20.5	20.6
Research and development expenses	14.9	17.2	16.4

Operating income	25.4	21.6	22.7
Interest and dividend income	1.1	1.4	1.7
Interest expense	(0.4)	(0.5)	(0.5)
Net realized investment gain (loss)	1.8	(0.3)	(0.5)
Other income (expense), net	(0.1)	—	0.2

Income before provision for income taxes	27.8	22.2	23.6
Provision for income taxes	(9.0)	(6.9)	(7.9)

Net income	18.8%	15.3%	15.7%

2010 Compared to 2009
Sales
ADTRAN’s sales increased 25.1% from $484.2 million in 2009 to $605.7 million in 2010. This increase in sales is primarily attributable to a $64.6 million increase in sales of our Broadband Access products, a $31.1 million increase in sales of our Internetworking products, a $27.0 million increase in sales of our HDSL products, and a $5.6 million increase in our Optical Access products, partially offset by a $4.2 million decrease in traditional IAD products and a $2.6 million decrease in enterprise T1 products.
Carrier Networks sales increased 28.2% from $371.3 million in 2009 to $476.0 million in 2010. The increase is primarily attributable to increases in Broadband Access, Optical Access, TDM, HDSL and Internetworking NTE product sales, partially offset by a decrease in other traditional products.
Enterprise Networks sales increased 14.9% from $112.8 million in 2009 to $129.6 million in 2010. The increase is primarily attributable to an increase in Internetworking product sales, partially offset by decreases in IAD and enterprise T1 product sales. Internetworking product sales were 77.3% of Enterprise Network sales in 2010 compared with 67.4% in 2009. Traditional products primarily comprise the remainder of Enterprise Networks sales. Enterprise Networks sales as a percentage of total sales decreased from 23.3% in 2009 to 21.4% in 2010.
International sales, which are included in the Carrier Networks and Enterprise Networks amounts discussed above, increased 14.6% from $27.8 million in 2009 to $31.8 million in 2010. International sales, as a percentage of total sales, decreased from 5.7% in 2009 to 5.3% in 2010. The increase in international sales in 2010 was primarily attributable to an increase in sales in Australia, Mexico and Europe, partially offset by a decrease in sales in Canada.
Carrier Systems product sales increased $73.6 million in 2010 compared to 2009 primarily due to a $64.6 million increase in Broadband Access product sales and a $5.6 million increase in Optical Access product sales. The increase in Broadband Access product sales was primarily attributable to continued growth in deployments of our TA 5000 platform and Fiber to the Node products resulting from market share gains across all major market segments.

Business Networking product sales increased $26.8 million in 2010 compared to 2009 primarily due to an increase in Internetworking product sales. Growth in Internetworking product sales occurred across all areas, including routers, Ethernet switches, IP gateways, access termination products and our IP PBX segment as a result of market share gains in SME and distributed enterprise applications. This increase was partially offset by a decrease in traditional IAD product sales as customers shifted emphasis to newer technologies. Many of these newer technologies are integral to our Internetworking product area.
Loop Access product sales increased $21.1 million in 2010 compared to 2009 primarily due to a $27.0 million increase in HDSL product sales, partially offset by decreases in other traditional product sales. The increase in HDSL product sales is primarily attributable to carriers increasing investment to cost effectively and quickly add capacity to mobility networks.
Cost of Sales
Cost of sales remained consistent in 2010 and 2009 at 40.7% of sales. Gross margins benefited from improved product mix, cost absorption and manufacturing efficiencies achieved at the higher production volumes, offset by higher warranty expense and an increase in lower margin installation services revenue. However, installation services revenue was accretive to operating income margins in 2010.
Carrier Networks cost of sales decreased from 40.8% of sales in 2009 to 40.5% of sales in 2010. The decrease was primarily related to improved cost absorption and manufacturing efficiencies achieved at the higher production volumes, which was partially offset by an increase in lower margin installation services revenue.
Enterprise Networks cost of sales increased from 40.4% of sales in 2009 to 41.7% of sales in 2010. The increase was primarily related to a higher cost product mix and the impact of cost allocations between divisions.
An important part of our strategy is to reduce the product cost of each succeeding product generation and then to lower the product’s price based on the cost savings achieved. This may cause variations in our gross profit percentage due to timing differences between the recognition of cost reductions and the lowering of product selling prices.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased 15.3% from $99.4 million in 2009 to $114.7 million in 2010. Selling, general, and administrative expenses include personnel costs for administration, finance, information systems, human resources, sales and marketing, and general management, as well as rent, utilities, legal and accounting expenses, bad debt expense, advertising, promotional material, trade show expenses, and related travel costs. The increase in selling, general, and administrative expenses was primarily related to an increase in staffing costs and fringe benefits due to increased headcount, and increases in incentive compensation, contract services and travel expenses.
Selling, general and administrative expenses as a percentage of sales decreased from 20.5% for the year ended December 31, 2009 to 18.9% for the year ended December 31, 2010. Selling, general and administrative expenses as a percent of sales will generally fluctuate whenever there is significant fluctuation in revenues for the periods being compared.
Research and Development Expenses
Research and development expenses increased 8.4% from $83.3 million in 2009 to $90.3 million in 2010. The increase in research and development expenses was a result of increased staffing costs and fringe benefits, engineering and testing expense primarily related to customer specific product development activities as well as costs related to product approvals, primarily for one or more of the top three U.S. carriers.
Research and development expenses as a percentage of sales decreased from 17.2% for the year ended December 31, 2009 to 14.9% for the year ended December 31, 2010. Research and development expenses as a percentage of sales will fluctuate whenever there are incremental product development activities or a significant fluctuation in revenues for the periods being compared.
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

Interest and Dividend Income
Interest and dividend income decreased 5.4% from $6.9 million in 2009 to $6.6 million in 2010. This decrease was primarily attributable to a 22.2% reduction in the average rate of return on our investments as a result of lower interest rates, partially offset by a 23.7% increase in our average investment balances.
Interest Expense
Interest expense remained consistent at $2.4 million in 2010 and 2009, as we had no substantial change in our fixed rate borrowing. See “Liquidity and Capital Resources” below for additional information.
Net Realized Investment Gain (Loss)
Net realized investment gain (loss) changed from a $1.3 million loss in 2009 to an $11.0 million gain in 2010. This change is primarily a result of the other-than-temporary impairments of $2.0 million related to our marketable equity securities, $0.4 million related to our investment in a fixed income bond fund, and $0.5 million related to our deferred compensation plan assets in 2009 and the realized gains of $8.1 million on the sale of one security and $1.6 million from the sale of previously impaired marketable equity securities in 2010. See “Investing Activities” in “Liquidity and Capital Resources” below for additional information.
Other Income (Expense), net
Other income (expense), net, comprised primarily of miscellaneous income, gains and losses on foreign currency transactions, investment account management fees, and gains or losses on the disposal of property, plant and equipment occurring in the normal course of business, changed from $0.1 million of income in 2009 to $0.8 million of expense in 2010.
Income Taxes
Our effective tax rate increased from 31.0% in 2009 to 32.2% in 2010. This increase is primarily due to the reduced impact of available statutory tax benefits applied to the increased level of pretax income in 2010. The statutory benefits include the research and development tax credit, deduction for domestic manufacturing under Internal Revenue Code Section 199 and stock option related tax benefits.
Net Income
As a result of the above factors, net income increased from $74.2 million in 2009 to $114.0 million in 2010. As a percentage of sales, net income increased from 15.3% in 2009 to 18.8% in 2010.
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
Net Realized Investment Gain (Loss)
Net realized investment gain (loss) changed from a $2.4 million loss in 2008 to a $1.3 million loss in 2009. The change is a result of lower other-than-temporary impairments of certain securities in our equity portfolio during 2009 as compared to 2008 and the sales of certain securities for a gain. See “Investing Activities” in “Liquidity and Capital Resources” below for additional information.
Other Income (Expense), net
Other income, net, comprised primarily of miscellaneous income, gains and losses on foreign currency transactions, investment account management fees, and gains or losses on the disposal of property, plant and equipment occurring in the normal course of business, decreased from $0.7 million in 2008 to $0.1 million in 2009.
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
Liquidity and Capital Resources
Liquidity
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
At December 31, 2010, cash on hand was $31.7 million and short-term investments were $157.5 million, which placed our short-term liquidity at $189.2 million. At December 31, 2009, our cash on hand of $24.1 million and short-term investments of $172.5 million placed our short-term liquidity at $196.6 million. The decrease in liquidity from 2009 to 2010 primarily reflects a partial realignment of our investment portfolio from short-term to long-term, which increased long-term investments by $99.0 million in 2010.
Operating Activities
Our working capital, which consists of current assets less current liabilities, increased 9.7% from $278.0 million as of December 31, 2009 to $305.0 million as of December 31, 2010, primarily due to an increase in inventory of $28.6 million. Inventory increased during 2010 to support increasing customer demand, increases in inventories related to an increase in installation services contracts, and to mitigate component supply constraints broadly affecting the industry. The quick ratio, defined as cash, cash equivalents, short-term investments, and net accounts receivable, divided by current liabilities, decreased from 5.54 as of December 31, 2009 to 5.21 as of December 31, 2010. The quick ratio decreased primarily due to a decrease in short-term investments of $15.0 million, which was a result of the partial realignment of our investment portfolio from short-term to long-term. The current ratio, defined as current assets divided by current liabilities, increased from 6.82 as of December 31, 2009 to 7.10 as of December 31, 2010. The current ratio increased primarily due to the increase in inventory of $28.6 million for the reasons stated above.

Net accounts receivable increased 4.2% from $68.0 million at December 31, 2009 to $70.9 million at December 31, 2010. Our allowance for doubtful accounts increased from $0.1 million at December 31, 2009 to $0.2 million at December 31, 2010. Quarterly accounts receivable days sales outstanding (DSO) decreased from 50 days as of December 31, 2009 to 39 days as of December 31, 2010. Generally, the change in net accounts receivable and DSO is due to the timing of sales and collections during the quarter. Other receivables decreased from $4.1 million at December 31, 2009 to $4.0 million at December 31, 2010. Other receivables may fluctuate due to the timing of collections for materials supplied to our contract manufacturers.
Quarterly inventory turnover decreased from 4.5 turns as of December 31, 2009 to 3.8 turns as of December 31, 2010. Inventory increased 62.6% from December 31, 2009 to December 31, 2010. Our investment in inventory increased during 2010 to support increasing customer demand, increases in inventories related to an increase in installation services contracts, and to mitigate component supply constraints broadly affecting the industry. We expect inventory levels to fluctuate as we attempt to maintain sufficient inventory in response to seasonal cycles of our business; ensuring competitive lead times while managing the risk of inventory obsolescence that may occur due to rapidly changing technology and customer demand.
Accounts payable decreased 11.6% from $25.8 million at December 31, 2009 to $22.8 million at December 31, 2010. Generally, the change in accounts payable is due to variations in the timing of the receipt of supplies, inventory and services and our subsequent payments for these purchases.
Investing Activities
Capital expenditures totaled approximately $9.9 million, $8.7 million and $9.5 million for the years ended December 31, 2010, 2009 and 2008, respectively. These expenditures were primarily used to purchase computer hardware, software and manufacturing and test equipment.
Our combined short-term and long-term investments increased $84.0 million from $334.6 million at December 31, 2009 to $418.6 million at December 31, 2010. This increase reflects the impact of additional funds available for investment provided by our operating activities, reduced by our cash needs for equipment acquisitions, stock repurchases and dividends, as well as net realized and unrealized losses and amortization of net premiums on our combined investments.
We invest all available cash not required for immediate use in operations primarily in securities that we believe bear minimal risk of loss. At December 31, 2010, these investments included municipal variable rate demand notes of $116.7 million, municipal fixed-rate bonds of $71.5 million and corporate bonds of $127.1 million. At December 31, 2009, these investments included municipal variable rate demand notes of $84.4 million, municipal fixed-rate bonds of $141.3 million and corporate bonds of $20.4 million.
Our municipal variable rate demand notes are classified as available-for-sale short-term investments. At December 31, 2010, 29% of our municipal variable rate demand notes had a credit rating of AAA, 63% had a credit rating of AA, 8% had a credit rating of A, and all contained put options of seven days. Despite the long-term nature of their stated contractual maturities, we routinely buy and sell these securities and we believe that we have the ability to quickly liquidate them. Our investments in these securities are recorded at fair value, and the interest rates reset every seven days. We believe we have the ability to sell our variable rate demand notes to the remarketing agent, tender agent, or issuer at par value plus accrued interest in the event we decide to liquidate our investment in a particular variable rate demand note. At December 31, 2010, approximately 28% of our variable rate demand notes were supported by letters of credit from banks that we believe to be in good financial condition. The remaining 72% of our variable rate demand notes were supported by standby purchase agreements. As a result of all of these factors, we had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from these investments. All income generated from these investments was recorded as interest income. We have not been required to record any losses relating to municipal variable rate demand notes.
At December 31, 2010, approximately 15% of our municipal fixed-rate bond portfolio had a credit rating of AAA, 74% had a credit rating of AA, and 11% had a credit rating of A. These bonds are classified as available-for-sale investments and had an average duration of 1.2 years at December 31, 2010. Because our bond portfolio has a high quality rating and contractual maturities of a short duration, we are able to obtain prices for these bonds derived from observable market inputs, or for similar securities traded in an active market, on a daily basis.
At December 31, 2010, we held $127.1 million of corporate bonds. These bonds are classified as available-for-sale and had an average duration of 2.0 years at December 31, 2010. At December 31, 2010, approximately 3% of our corporate bond portfolio had a credit rating of AAA, 11% had a credit rating of AA, 51% had a credit rating of A, and 35% had a credit rating of BBB.

Our long-term investments increased 61.0% from $162.2 million at December 31, 2009 to $261.2 million at December 31, 2010. Municipal fixed-rate bonds classified as long-term investments decreased $11.1 million from $53.2 million at December 31, 2009 to $42.1 million at December 31, 2010. The primary reason for the decrease in our long-term municipal fixed rate bonds was a change in investment strategy that placed additional long-term investments in corporate bonds. Long-term investments at December 31, 2010 and 2009 include an investment in a certificate of deposit of $48.3 million which serves as collateral for our revenue bonds, as discussed below. We have various equity investments included in long-term investments at a cost of $11.5 million and $9.8 million, and with a fair value of $48.0 million and $33.5 million, at December 31, 2010 and 2009, respectively, including a single equity security, of which we held 1.5 million shares and 2.1 million shares, carried at $34.2 million and $22.4 million of fair value, at December 31, 2010 and 2009, respectively. This single security traded approximately 1.0 million shares per day in 2010 in an active market on a European stock exchange. Of the gross unrealized gains included in the fair value of our marketable securities at December 31, 2010 and 2009, this single security comprised $33.7 million and $21.7 million, respectively, of the unrealized gain. The remaining $3.0 million of gross unrealized gains and $0.1 million in gross unrealized losses at December 31, 2010 were spread amongst more than 415 marketable equity securities. Long-term investments at December 31, 2010 and 2009 also included $4.2 million and $3.4 million, respectively, related to our deferred compensation plan; $2.1 million and $2.2 million, respectively, of other investments carried at cost, consisting of interests in two private equity funds and an investment in a privately held telecommunications equipment manufacturer; and $0.7 million and $1.2 million, respectively, of a fixed income bond fund. This bond fund had unrealized gains of $0.2 million and $0.3 million at December 31, 2010 and 2009, respectively.
We review our investment portfolio for potential “other-than-temporary” declines in value on an individual investment basis. We assess, on a quarterly basis, significant declines in value which may be considered other-than-temporary and, if necessary, recognize and record the appropriate charge to write-down the carrying value of such investments. In making this assessment, we take into consideration qualitative and quantitative information, including but not limited to the following: the magnitude and duration of historical declines in market prices, credit rating activity, assessments of liquidity, public filings, and statements made by the issuer. We generally begin our identification of potential other-than-temporary impairments by reviewing any security with a fair value that has declined from its original or adjusted cost basis by 25% or more for six or more consecutive months. We then evaluate the individual security based on the previously identified factors to determine the amount of the write-down, if any. As a result of our review, we did not record any other-than-temporary impairment charge during the fourth quarter of 2010. For the years ended December 31, 2010, 2009 and 2008 we recorded charges of $43 thousand, $2.9 million and $2.4 million, respectively, related to the other-than-temporary impairment of certain publicly traded equity securities, a fixed income bond fund, and deferred compensation plan assets.
Financing Activities
Fifty million dollars of the expansion of Phase III of our corporate headquarters was approved for participation in an incentive program offered by the Alabama State Industrial Development Authority (the Authority). Pursuant to the program, on January 13, 1995, the Authority issued $20.0 million of its taxable revenue bonds and loaned the proceeds from the sale of the bonds to ADTRAN. The bonds were originally purchased by AmSouth Bank of Alabama, Birmingham, Alabama (the Bank). Wachovia Bank, N.A., Nashville, Tennessee (formerly First Union National Bank of Tennessee, Nashville, Tennessee) (the Bondholder), which was acquired by Wells Fargo & Company on December 31, 2008, purchased the original bonds from the Bank and made further advances to the Authority, bringing the total amount outstanding to $50.0 million. The incentive program enables participating companies to generate Alabama corporate income tax credits that can be used to reduce the amount of Alabama corporate income taxes that would otherwise be payable, in exchange for investing capital and creating jobs in Alabama. We cannot be certain that the state of Alabama will continue to make these corporate income tax credits available; therefore, we may not realize the full benefit of these incentives. Through December 31, 2010, the Authority had issued $50.0 million of its taxable revenue bonds pursuant to the incentive program and loaned the proceeds from the sale of the bonds to ADTRAN. We are required to make payments to the Authority in the amounts necessary to pay the principal of, and interest on, the Authority’s Taxable Revenue Bond, Series 1995, as amended, currently outstanding in the aggregate principal amount of $48.0 million. The bond matures on January 1, 2020, and bears interest at the rate of 5% per annum. Included in long-term investments at December 31, 2010 is $48.3 million of restricted funds, which is a collateral deposit against the principal amount of this bond. We have the right to set-off the balance of the Bond with the collateral deposit in order to reduce the balance of the indebtedness. In conjunction with this program, we are eligible to receive certain economic incentives from the state of Alabama that reduce the amount of payroll withholdings that we are required to remit to the state for those employment positions that qualify under the program.
Due to continued positive cash flow from operating activities, we made a business decision in 2006 to begin an early partial redemption of the Bond. It is our intent to make annual principal payments in addition to the interest amounts that are due. In connection with this decision, $0.5 million of the bond debt has been reclassified to a current liability in the Consolidated Balance Sheets at December 31, 2010 and 2009.

The following table shows dividends paid in each quarter of 2010, 2009 and 2008. During 2010, 2009 and 2008, ADTRAN paid dividends totaling $22.5 million, $22.5 million and $22.9 million, respectively. The Board of Directors presently anticipates that it will declare a regular quarterly dividend so long as the present tax treatment of dividends exists and adequate levels of liquidity are maintained.
Dividends per Common Share

	2010	2009	2008

First Quarter	$0.09	$0.09	$0.09
Second Quarter	$0.09	$0.09	$0.09
Third Quarter	$0.09	$0.09	$0.09
Fourth Quarter	$0.09	$0.09	$0.09
Stock Repurchase Program
Since 1997, our Board of Directors has approved multiple share repurchase programs that have authorized open market repurchase transactions of up to 30 million shares of our common stock. We currently have the authority to purchase an additional 2.0 million shares of our common stock under the plan approved by the Board of Directors on April 14, 2008. For the years 2010, 2009 and 2008, we repurchased 0.7 million shares, 0.8 million shares and 3.1 million shares, respectively, for a cost of $18.3 million, $15.9 million and $63.6 million, respectively, at a weighted average price of $25.12, $21.05 and $20.65 per share, respectively.
To accommodate employee stock option exercises, we issued 1.5 million shares of treasury stock for $24.9 million during the year ended December 31, 2010, 0.9 million shares of treasury stock for $13.5 million during the year ended December 31, 2009, and 0.3 million shares of treasury stock for $3.7 million during the year ended December 31, 2008.
Off-Balance Sheet Arrangements and Contractual Obligations
We have various contractual obligations and commercial commitments. The following table sets forth, in millions, the annual payments we are required to make under contractual cash obligations and other commercial commitments at December 31, 2010.
Contractual Obligations

(In millions)	Total	2011	2012	2013	2014	After 2014
Long-term debt	$48.0	$—	$—	$—	$—	$48.0
Interest on long-term debt	21.6	2.4	2.4	2.4	2.4	12.0
Purchase obligations	69.5	66.7	1.8	0.8	0.2	—
Operating lease obligations	4.8	1.5	1.1	0.7	0.7	0.8
Investment commitments	0.5	—	0.4	0.1	—	—

Totals	$144.4	$70.6	$5.7	$4.0	$3.3	$60.8

We are required to make payments necessary to pay the interest on the Taxable Revenue Bond, Series 1995, as amended, currently outstanding in the aggregate principal amount of $48.0 million. The bond matures on January 1, 2020, and bears interest at the rate of 5% per annum. Included in long-term investments are $48.3 million of restricted funds, which is a collateral deposit against the principal amount of this bond.
We have committed to invest up to an aggregate of $7.9 million in two private equity funds, and we have contributed $8.0 million as of December 31, 2010, of which $7.4 million has been applied to these commitments. See Note 3 of Notes to Consolidated Financial Statements for additional information.
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

Effect of Recent Accounting Pronouncements
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
During 2010, we adopted the following accounting standards, which had no material effect on our consolidated results of operations or financial condition:
In January 2010, the FASB issued Update No. 2010-06, which amends the Fair Value Measurements and Disclosures topic of the ASC. The amendments in this update require new disclosures about transfers in and out of Level 1 and Level 2 fair value measurements and the activity in Level 3 fair value measurements and, in addition, clarify existing disclosures required for levels of disaggregation and inputs and valuation techniques. These amendments are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about activity in Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We adopted this amendment during the period ended March 31, 2010, and we have provided the disclosures required for the three and twelve months ended December 31, 2010.
In February 2010, the FASB issued Update No. 2010-09, which amends the Subsequent Events topic of the ASC. The amendments in this update require entities that are SEC filers to evaluate subsequent events through the date that the financial statements are issued. Additionally, SEC filers are no longer required to disclose the date through which subsequent events were evaluated. The amendments in this update were effective upon issuance. We adopted this amendment during the period ended March 31, 2010.
Subsequent Events
On January 18, 2011, the Board declared a quarterly cash dividend of $0.09 per common share to be paid to stockholders of record at the close of business on February 3, 2011. The quarterly dividend payment was $5.8 million and was paid on February 17, 2011.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Details regarding the fair value of our available-for-sale investments as of December 31, 2010 are discussed in Note 3 of Notes to Consolidated Financial Statements included in this report.
We are exposed to financial market risks, including changes in interest rates and prices of marketable equity and fixed-income securities. The primary objective of the large majority of our investment activities is to preserve principal while at the same time achieving appropriate yields without significantly increasing risk. To achieve this objective, a majority of our marketable securities are investment grade, corporate and municipal fixed-rate bonds, municipal variable rate demand notes and municipal money market instruments denominated in United States dollars. At December 31, 2010, 29% of our municipal variable rate demand notes had a credit rating of AAA, 63% had a credit rating of AA, 8% had a credit rating of A, and all contained put options of seven days. At December 31, 2010, approximately 15% of our municipal fixed-rate bond portfolio had a credit rating of AAA, 74% had a credit rating of AA, and 11% had a credit rating of A. At December 31, 2010, approximately 3% of our corporate bond portfolio had a credit rating of AAA, 11% had a credit rating of AA, 51% had a credit rating of A, and 35% had a credit rating of BBB.
We maintain depository investments with certain financial institutions. Although these depository investments may exceed government insured depository limits, we have evaluated the credit worthiness of these financial institutions, and determined the risk of material financial loss due to exposure of such credit risk to be minimal. As of December 31, 2010, $22.0 million of our cash and cash equivalents, primarily certain domestic money market funds and foreign depository accounts, were in excess of government provided insured depository limits.
As of December 31, 2010, approximately $333.3 million of our cash and investments may be directly affected by changes in interest rates. We have performed a hypothetical sensitivity analysis assuming market interest rates increase or decrease by 50 basis points (bps), for an entire year, while all other variables remain constant. At December 31, 2010, we held $142.0 million of money market instruments and municipal variable rate demand notes where a change in interest rates would impact our interest income. A hypothetical 50 bps decline in interest rates as of December 31, 2010 would reduce annualized interest income on our money market instruments and municipal variable rate demand notes by approximately $0.5 million. In addition, we held $191.3 million of municipal fixed-rate bonds and corporate bonds whose fair value may be directly affected by a change in interest rates. A hypothetical 50 bps increases in interest rates as of December 31, 2010 would reduce the fair value of our municipal fixed-rate bonds and corporate bonds by approximately $1.7 million.
As of December 31, 2009, interest income on approximately $264.1 million of our cash and investments was subject to being directly affected by changes in interest rates. We performed a hypothetical sensitivity analysis assuming market interest rates increase or decrease by 50 bps for an entire year, while all other variables remain constant. A hypothetical 50 bps decline in interest rates as of December 31, 2009 would have reduced annualized interest income on our money market instruments and municipal variable rate demand notes by approximately $0.6 million. In addition, hypothetical 50 bps increase in interest rates as of December 31, 2009 would have reduced the fair value of our municipal fixed-rate bonds and corporate bonds by approximately $0.8 million.
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
Management assessed the effectiveness of ADTRAN’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
Based on our assessment and those criteria, management has concluded that ADTRAN maintained effective internal control over financial reporting as of December 31, 2010.
The effectiveness of our internal control over financial reporting has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm
To Board of Directors and Stockholders of ADTRAN, Inc.:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of ADTRAN, Inc. and its subsidiaries at December 31, 2010 and December 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report On Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/PricewaterhouseCoopers LLP Birmingham, Alabama
February 25, 2011

Financial Statements
ADTRAN, INC.
Consolidated Balance Sheets (In thousands, except per share amounts)
December 31, 2010 and 2009

	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$31,677	$24,135
Short-term investments	157,479	172,469
Accounts receivable, less allowance for doubtful accounts of $162 and $138 at December 31, 2010 and 2009, respectively	70,893	68,044
Other receivables	3,962	4,097
Income tax receivable, net	2,741	—
Inventory	74,274	45,674
Prepaid expenses	3,270	2,795
Deferred tax assets, net	10,617	8,603

Total current assets	354,913	325,817
Property, plant and equipment, net	73,986	74,309
Other assets	1,915	2,168
Long-term investments	261,160	162,169

Total assets	$691,974	$564,463

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$22,785	$25,782
Unearned revenue	10,138	7,138
Accrued expenses	4,913	4,202
Accrued wages and benefits	12,125	7,634
Income tax payable, net	—	3,017

Total current liabilities	49,961	47,773
Deferred tax liabilities, net	10,350	5,035
Other non-current liabilities	11,841	11,390
Bonds payable	47,500	47,750

Total liabilities	119,652	111,948

Commitments and contingencies (see Note 10)

Stockholders’ equity
Common stock, par value $0.01 per share; 200,000 shares authorized; 79,652 issued in 2010 and 2009	797	797
Additional paid-in capital	193,866	181,240
Accumulated other comprehensive income	26,948	17,853
Retained earnings	731,962	649,256
Less treasury stock at cost: 16,642 and 17,392 shares at December 31, 2010 and 2009, respectively	(381,251)	(396,631)

Total stockholders’ equity	572,322	452,515

Total liabilities and stockholders’ equity	$691,974	$564,463

The accompanying notes are an integral part of these consolidated financial statements.

ADTRAN, INC.
Consolidated Statements of Income (In thousands, except per share amounts)
Years ended December 31, 2010, 2009 and 2008

	2010	2009	2008
Sales	$605,674	$484,185	$500,676
Cost of sales	246,811	197,223	201,771

Gross profit	358,863	286,962	298,905

Selling, general, and administrative expenses	114,699	99,446	103,286
Research and development expenses	90,300	83,285	81,819

Operating income	153,864	104,231	113,800

Interest and dividend income	6,557	6,933	8,708
Interest expense	(2,436)	(2,430)	(2,514)
Net realized investment gain (loss)	11,008	(1,297)	(2,409)
Other income (expense), net	(804)	131	688

Income before provision for income taxes	168,189	107,568	118,273

Provision for income taxes	(54,200)	(33,347)	(39,692)

Net income	$113,989	$74,221	$78,581

Weighted average shares outstanding — basic	62,490	62,459	63,549
Weighted average shares outstanding — diluted (1)	63,879	63,356	64,408

Earnings per common share — basic	$1.82	$1.19	$1.24
Earnings per common share — diluted (1)	$1.78	$1.17	$1.22

(1)	Assumes exercise of dilutive stock options calculated under the treasury method. See Notes 1 and 11 of the Notes to Consolidated Financial Statements.
The accompanying notes are an integral part of these consolidated financial statements.

ADTRAN, INC.
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (In thousands)
Years ended December 31, 2010, 2009 and 2008

						Accumulated
			Additional			Other	Total
	Common	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders’
	Shares	Stock	Capital	Earnings	Stock	Income (Loss)	Equity
Balance, December 31, 2007	79,652	$797	$164,385	$551,764	$(344,219)	$5,704	$378,431
Net income				78,581			78,581
Net change in unrealized gains/losses related to:
Marketable securities (net of deferred tax of $3,638)						(6,127)	(6,127)
Impaired marketable securities (net of deferred tax of $740)						1,238	1,238
Foreign currency translation adjustment						(1,824)	(1,824)

Comprehensive income							71,868
Dividend payments				(22,919)			(22,919)
Dividends accrued for unvested restricted stock units				(2)			(2)
Stock options exercised: Various prices per share				(3,824)	7,515		3,691
Purchase of treasury stock: 3,078 shares					(63,569)		(63,569)
Income tax benefit from exercise of stock options			981				981
Stock-based compensation expense			7,338				7,338

Balance, December 31, 2008	79,652	$797	$172,704	$603,600	$(400,273)	$(1,009)	$375,819
Net income				74,221			74,221
Net change in unrealized gains/losses related to:
Marketable securities (net of deferred tax of $9,218)						15,384	15,384
Impaired marketable securities (net of deferred tax of $617)						1,010	1,010
Foreign currency translation adjustment						2,468	2,468

Comprehensive income							93,083
Dividend payments				(22,486)			(22,486)
Dividends accrued for unvested restricted stock units				(12)			(12)
Stock options exercised: Various prices per share				(6,067)	19,538		13,471
Purchase of treasury stock: 755 shares					(15,896)		(15,896)
Income tax benefit from exercise of stock options			1,549				1,549
Stock-based compensation expense			6,987				6,987

Balance, December 31, 2009	79,652	$797	$181,240	$649,256	$(396,631)	$17,853	$452,515
Net income				113,989			113,989
Net change in unrealized gains/losses related to:
Marketable securities (net of deferred tax of $5,223)						8,700	8,700
Impaired marketable securities (net of deferred tax of $598)						(999)	(999)
Foreign currency translation adjustment						1,394	1,394

Comprehensive income							123,084
Dividend payments				(22,502)			(22,502)
Dividends accrued for unvested restricted stock units				(27)			(27)
Stock options exercised: Various prices per share				(8,754)	33,696		24,942
Purchase of treasury stock: 729 shares					(18,316)		(18,316)
Income tax benefit from exercise of stock options			4,909				4,909
Stock-based compensation expense			7,717				7,717

Balance, December 31, 2010	79,652	$797	$193,866	$731,962	$(381,251)	$26,948	$572,322

ADTRAN issued 1,483 shares, 856 shares and 325 shares of treasury stock to accommodate employee stock option exercises during 2010, 2009 and 2008, respectively. During 2010 and 2008, ADTRAN received 4 shares and 9 shares, respectively, previously held by employees for at least six months as payment of the exercise price for employee stock options. None of the transactions with respect to these shares were made in the open market. The average price paid per share with respect to these transactions was based on the closing price of the common stock on the NASDAQ Global Select Market on the date of the transaction. There were no such transactions during 2009.
The accompanying notes are an integral part of these consolidated financial statements.

ADTRAN, INC.
Consolidated Statements of Cash Flows (In thousands)
Years ended December 31, 2010, 2009 and 2008

	2010	2009	2008
Cash flows from operating activities
Net income	$113,989	$74,221	$78,581
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,545	10,084	9,891
Amortization of net premium on available-for-sale investments	4,380	3,686	2,101
Net realized loss (gain) on long-term investments	(11,008)	1,297	2,409
Loss (gain) on disposal of property, plant and equipment	2	(31)	83
Stock-based compensation expense	7,717	6,987	7,338
Deferred income taxes	(1,324)	(1,024)	(903)
Tax benefit from stock option exercises	4,909	1,549	981
Excess tax benefits from stock-based compensation arrangements	(4,404)	(998)	(619)
Change in operating assets and liabilities:
Accounts receivable, net	(2,849)	(15,143)	17,918
Other receivables	135	(1,195)	189
Income tax receivable, net	(2,741)	—	—
Inventory	(28,600)	1,732	1,140
Prepaid expenses and other assets	(574)	(489)	(549)
Accounts payable	(2,997)	5,442	(1,887)
Accrued expenses and other liabilities	8,626	1,010	93
Income taxes payable, net	(3,017)	3,027	(951)

Net cash provided by operating activities	92,789	90,155	115,815
Cash flows from investing activities
Purchases of property, plant and equipment	(9,872)	(8,740)	(9,492)
Proceeds from sales and maturities of available-for-sale investments	275,442	186,193	248,688
Purchases of available-for-sale investments	(340,489)	(262,067)	(242,791)
Acquisition of business, net of cash acquired	—	(1,370)	—

Net cash used in investing activities	(74,919)	(85,984)	(3,595)
Cash flows from financing activities
Proceeds from stock option exercises	24,942	13,471	3,691
Purchases of treasury stock	(18,316)	(15,896)	(63,569)
Dividend payments	(22,502)	(22,486)	(22,919)
Payments on long-term debt	(250)	(500)	(250)
Excess tax benefits from stock-based compensation arrangements	4,404	998	619

Net cash used in financing activities	(11,722)	(24,413)	(82,428)
Net increase (decrease) in cash and cash equivalents	6,148	(20,242)	29,792
Effect of exchange rate changes	1,394	2,468	(1,824)
Cash and cash equivalents, beginning of year	24,135	41,909	13,941

Cash and cash equivalents, end of year	$31,677	$24,135	$41,909

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$2,411	$2,435	$2,447
Cash paid during the year for income taxes	$57,662	$30,869	$42,267
The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
Note 1 — Nature of Business and Summary of Significant Accounting Policies
ADTRAN, Inc. designs, manufactures, markets and services network access solutions for communications networks. Our solutions are widely deployed by providers of communications services (serviced by our Carrier Networks Division), and small and mid-sized enterprises (SMEs) (serviced by our Enterprise Networks Division), and enable voice, data, video and Internet communications across wireline and wireless networks. Many of these solutions are currently in use by every major United States service provider and many global ones, as well as by many public, private and governmental organizations worldwide.
Principles of Consolidation
Our consolidated financial statements include ADTRAN and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.
Cash and Cash Equivalents
Cash and cash equivalents represent demand deposits, money market funds, and short-term investments classified as available for sale with original maturities of three months or less. We maintain depository investments with certain financial institutions. Although these depository investments may exceed government insured depository limits, we have evaluated the credit worthiness of these applicable financial institutions, and determined the risk of material financial loss due to exposure of such credit risk to be minimal. As of December 31, 2010, $22.0 million of our cash and cash equivalents, primarily certain domestic money market funds and foreign depository accounts, were in excess of government provided insured depository limits.
Financial Instruments
The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the immediate or short-term maturity of these financial instruments. The carrying amount reported for bonds payable was $48.0 million compared to an estimated fair value of $42.5 million, based on a debt security with a comparable interest rate and maturity and a Standard & Poor’s credit rating of A+.
Investments with maturities beyond one year, such as our municipal variable rate demand notes, may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. At December 31, 2010, 29% of our municipal variable rate demand notes had a credit rating of AAA, 63% had a credit rating of AA, 8% had a credit rating of A, and all contained put options of seven days. Despite the long-term nature of their stated contractual maturities, we routinely buy and sell these securities and we believe that we have the ability to quickly liquidate them. Our investments in these securities are recorded at fair value, and the interest rates reset every seven days. We believe we have the ability to sell our variable rate demand notes to the remarketing agent, tender agent, or issuer at par value plus accrued interest in the event we decide to liquidate our investment in a particular variable rate demand note. At December 31, 2010, approximately 28% of our variable rate demand notes were supported by letters of credit from banks that we believe to be in good financial condition. The remaining 72% of our variable rate demand notes were supported by standby purchase agreements. As a result of these factors, we had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from these investments at December 31, 2010. All income generated from these investments was recorded as interest income. We have not been required to record any losses relating to municipal variable rate demand notes.
Long-term investments represent a restricted certificate of deposit, municipal fixed-rate bonds, corporate bonds, a fixed income bond fund, marketable equity securities, and other equity investments. Marketable equity securities are reported at fair value as determined by the most recently traded price of the securities at the balance sheet date, although the securities may not be readily marketable due to the size of the available market. Unrealized gains and losses, net of tax, are reported as a separate component of stockholders’ equity. Realized gains and losses on sales of securities are computed under the specific identification method and are included in current income. We periodically review our investment portfolio for investments considered to have sustained an other-than-temporary decline in value. Impairment charges for other-than-temporary declines in value are recorded as realized losses in the accompanying consolidated statements of income. All of our investments at December 31, 2010 and 2009 are classified as available-for-sale (see Note 3).

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
We maintain an allowance for doubtful accounts for losses resulting from the inability of our customers to make required payments. We regularly review the allowance for doubtful accounts and consider factors such as the age of accounts receivable balances, the current economic conditions that may affect a customer’s ability to pay, significant one-time events and our historical experience. If the financial condition of a customer deteriorates, resulting in an impairment of their ability to make payments, we may be required to make additional allowances. If circumstances change with regard to individual receivable balances that have previously been determined to be uncollectible (and for which a specific reserve has been established), a reduction in our allowance for doubtful accounts may be required. Our allowance for doubtful accounts was $162 thousand at December 31, 2010 and $138 thousand at December 31, 2009.
Other Receivables
Other receivables are comprised primarily of amounts due from subcontract manufacturers for product component transfers, accrued interest on a restricted certificate of deposit and amounts due from employee stock option exercises.
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
Property, Plant and Equipment
Property, plant and equipment, which are stated at cost, are depreciated using straight-line depreciation over the estimated useful lives of the assets. We depreciate building and land improvements from five to 39 years, office machinery and equipment from three to seven years, engineering machinery and equipment from three to seven years and computer software from three to five years. Expenditures for repairs and maintenance are charged to expense as incurred. Betterments that materially prolong the lives of the assets are capitalized. The cost of assets retired or otherwise disposed of and the related accumulated depreciation are removed from the accounts, and the gain or loss on such disposition is included in other income, net in the accompanying consolidated statements of income.
Liability for Warranty
Our products generally include warranties of one to ten years for product defects. We accrue for warranty returns at the time revenue is recognized based on our estimate of the cost to repair or replace the defective products. We engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers. Our products continue to become more complex in both size and functionality as many of our product offerings migrate from line card applications to systems products. The increasing complexity of our products will cause warranty incidences, when they arise, to be more costly. Our estimates regarding future warranty obligations may change due to product failure rates, material usage, and other rework costs incurred in correcting a product failure. In addition, from time to time, specific warranty accruals may be recorded if unforeseen problems arise. Should our actual experience relative to these factors be worse than our estimates, we will be required to record additional warranty expense. Alternatively, if we provide for more reserves than we require, we will reverse a portion of such provisions in future periods. The liability for warranty obligations totaled $3.3 million and $2.8 million at December 31, 2010 and 2009, respectively. These liabilities are included in accrued expenses in the accompanying consolidated balance sheets.

A summary of warranty expense and write-off activity for the years ended December 31, 2010 and 2009 is as follows:

Year Ended December 31, (In thousands)	2010	2009
Balance at beginning of period	$2,833	$2,812
Plus: amounts acquired or charged to cost and expenses	5,309	2,665
Less: deductions	(4,838)	(2,644)

Balance at end of period	$3,304	$2,833

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
Under the provisions of our approved plans, we made grants of performance-based restricted stock units to five of our executive officers in 2010, 2009 and 2008. The restricted stock units are subject to a market condition based on the relative total shareholder return of ADTRAN against a peer group of companies (2008 and 2009 grant) or against all the companies in the NASDAQ Telecommunications Index (2010 grant) and vest at the end of a three-year performance period. The restricted stock units are converted into shares of common stock upon vesting. Depending on the relative total shareholder return over the performance period, the executive officers may earn from 0% to 150% of the number of restricted stock units granted. The fair value of the award is based on the market price of our common stock on the date of grant, adjusted for the expected outcome of the impact of market conditions using a Monte Carlo Simulation valuation method. The recipients of the restricted stock units also earn dividend credits during the performance period, which will be paid in cash upon the issuance of common stock for the restricted stock units.
Stock-based compensation expense recognized under the Stock Compensation Topic of the Financial Accounting Standards Board Accounting Standards Codification (FASB ASC) in 2010, 2009 and 2008 was approximately $7.7 million, $7.0 million and $7.3 million, respectively. As of December 31, 2010, total compensation cost related to non-vested stock options, restricted stock units and restricted stock not yet recognized was approximately $20.3 million, which is expected to be recognized over an average remaining recognition period of 3.1 years. See Note 2 of Notes to Consolidated Financial Statements for additional information.
Impairment of Long-Lived Assets
We review long-lived assets for impairment under the guidance prescribed by the Property, Plant and Equipment Topic of the FASB ASC. We evaluate long-lived assets used in operations for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and the undiscounted cash flows estimated to be generated by the asset are less than the asset’s carrying value. An impairment loss would be recognized in the amount by which the recorded value of the asset exceeds the fair value of the asset, measured by the quoted market price of an asset or an estimate based on the best information available in the circumstances. There were no such impairment losses recognized during 2010, 2009 or 2008.
Research and Development Costs
Research and development costs include compensation for engineers and support personnel, outside contracted services, depreciation and material costs associated with new product development, the enhancement of current products, and product cost reductions. We continually evaluate new product opportunities and engage in intensive research and product development efforts. Research and development costs totaled $90.3 million, $83.3 million and $81.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.
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

The components of accumulated comprehensive income (loss) are as follows:

	Change in
	Unrealized Gains	Foreign	Accumulated
	and (Losses) on	Currency	Other
	Marketable	Translation	Comprehensive
(In thousands)	Securities, Net of Tax	Adjustment	Income (Loss)
Balance at December 31, 2007	$4,646	$1,058	$5,704
Activity in 2008	(4,889)	(1,824)	(6,713)

Balance at December 31, 2008	(243)	(766)	(1,009)
Activity in 2009	16,394	2,468	18,862

Balance at December 31, 2009	16,151	1,702	17,853
Activity in 2010	7,701	1,394	9,095

Balance at December 31, 2010	$23,852	$3,096	$26,948

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
Revenue Recognition
Revenue is generally recognized upon shipment of the product to our customer in accordance with the title transfer terms of the sales agreement, generally FOB shipping point. In the case of consigned inventory, revenue is recognized when the end customer assumes ownership of the product. When contracts contain multiple elements, contract interpretation is sometimes required to determine the appropriate accounting, including whether the deliverables specified in a multiple element contract should be treated as separate units of accounting for revenue recognition purposes, and, if so, how the price should be allocated among the elements and when to recognize the revenue for each element. We record revenue associated with installation services when all contractual obligations are complete. Contracts that include both installation services and product sales are evaluated for revenue recognition in accordance with contract terms. As a result, depending on contract terms, installation services may be considered as a separate deliverable item or may be considered an element of the delivered product. Either the purchaser, ADTRAN, or a third party can perform the installation of our products. Shipping fees are recorded as revenue and the related cost is included in cost of sales. Revenue is recorded net of discounts. Also, revenue is recorded when the product price is fixed or determinable, collection of the resulting receivable is probable, and product returns are reasonably estimable. Sales returns are accrued based on historical sales return experience, which we believe provides a reasonable estimate of future returns.
A portion of Enterprise Networks products are sold to a non-exclusive distribution network of major technology distributors in the United States. These large organizations then distribute to an extensive network of value-added resellers and system integrators. Value-added resellers and system integrators may be affiliated with us as a channel partner, or they may purchase from the distributor in an unaffiliated fashion. Additionally, with certain limitations our distributors may return unused and unopened product for stock-balancing purposes when such returns are accompanied by offsetting orders for products of equal or greater value.
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

Unearned Revenue
Unearned revenue primarily represents customer billings on our maintenance service programs and deferred revenues relating to multiple element contracts where we still have contractual obligations to our customers. We currently offer maintenance contracts ranging from one to five years, primarily on Enterprise Networks Division products sold through distribution channels. Revenue attributable to maintenance contracts is recognized on a straight-line basis over the related contract term. In addition, we provide software maintenance and a variety of hardware maintenance services to Carrier Network Division customers under contracts with terms up to ten years. Non-current unearned revenue is included in other non-current liabilities in the accompanying consolidated balance sheets. At December 31, 2010 and 2009, unearned revenue was as follows:

(In thousands)	2010	2009
Current unearned revenue	$10,138	$7,138
Non-current unearned revenue	3,801	3,915

Total	$13,939	$11,053

Other Income, net
Other income, net, is comprised primarily of miscellaneous income and expense, gains and losses on foreign currency transactions, investment account management fees, and gains or losses on the disposal of property, plant and equipment occurring in the normal course of business.
Earnings per Share
Earnings per common share, and earnings per common share assuming dilution, are based on the weighted average number of common shares and, when dilutive, common equivalent shares outstanding during the year (see Note 11).
Dividends
The Board of Directors presently anticipates that it will declare a regular quarterly dividend as long as the current tax treatment of dividends exists and adequate levels of liquidity are maintained. During the years ended December 31, 2010, 2009 and 2008, we paid $22.5 million, $22.5 million and $22.9 million, respectively, in dividend payments. On January 18, 2011, the Board of Directors declared a quarterly cash dividend of $0.09 per common share to be paid to holders of record at the close of business on February 3, 2011. The ex-dividend date was February 1, 2011 and the payment date was February 17, 2011. The quarterly dividend payment was $5.8 million.
Business Combinations
On September 15, 2009, we acquired all of the outstanding stock of Objectworld Communications Corporation (Objectworld), a provider of unified communication solutions. The purpose of this acquisition was to acquire unified communications technologies. These technologies have been integrated into our NetVanta® product line. The purchase price was approximately $1.5 million in cash subject to certain post closing adjustments, and was allocated to the individual assets and liabilities acquired. There was no goodwill determined in the final purchase price allocation. Objectworld’s financial statements have been included in our consolidated statements of income and cash flows since the date of the acquisition and our consolidated balance sheets dated December 31, 2010 and 2009.
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
During 2010, we adopted the following accounting standards, which had no material effect on our consolidated results of operations or financial condition:
In January 2010, the FASB issued Update No. 2010-06, which amends the Fair Value Measurements and Disclosures topic of the ASC. The amendments in this update require new disclosures about transfers in and out of Level 1 and Level 2 fair value measurements and the activity in Level 3 fair value measurements and, in addition, clarify existing disclosures required for levels of disaggregation and inputs and valuation techniques. These amendments are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about activity in Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We adopted this amendment during the period ended March 31, 2010, and we have provided the disclosures required for the three and twelve months ended December 31, 2010.
In February 2010, the FASB issued Update No. 2010-09, which amends the Subsequent Events topic of the ASC. The amendments in this update require entities that are SEC filers to evaluate subsequent events through the date that the financial statements are issued. Additionally, SEC filers are no longer required to disclose the date through which subsequent events were evaluated. The amendments in this update were effective upon issuance. We adopted this amendment during the period ended March 31, 2010.
Note 2 — Stock Incentive Plans
Stock Incentive Program Descriptions
Our Board of Directors adopted the 1996 Employee Incentive Stock Option Plan (1996 Plan) effective February 14, 1996, as amended, under which 17.0 million shares of common stock were authorized for issuance to certain employees and officers through incentive stock options and non-qualified stock options. Options granted under the 1996 Plan typically become exercisable beginning after one year of continued employment, normally pursuant to a four or five-year vesting schedule beginning on the first anniversary of the grant date, and have a ten-year contractual term. The 1996 Plan expired February 14, 2006, and expiration dates of options outstanding at December 31, 2010 under the 1996 Plan range from 2011 to 2016.

On January 23, 2006, the Board of Directors adopted the 2006 Employee Stock Incentive Plan (2006 Plan), which authorizes 13.0 million shares of common stock for issuance to certain employees and officers through incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock and restricted stock units. The 2006 Plan was adopted by stockholder approval at our annual meeting of stockholders held on May 9, 2006. Options granted under the 2006 Plan typically become exercisable beginning after one year of continued employment, normally pursuant to a four-year vesting schedule beginning on the first anniversary of the grant date, and have a ten-year contractual term. Expiration dates of options outstanding at December 31, 2010 under the 2006 Plan range from 2016 to 2020.
Our stockholders approved the 2010 Directors Stock Plan (2010 Directors Plan) on May 5, 2010, under which 0.5 million shares of common stock have been reserved. This plan replaces the 2005 Directors Stock Option Plan. The 2010 Directors Plan provides that the Company may issue stock options, restricted stock and restricted stock units to our non-employee directors. Stock awards issued under the 2010 Directors Plan normally become vested in full on the first anniversary of the grant date. Options issued under the 2010 Directors Plan have a ten-year contractual term. We currently also have options outstanding under the 1995 Directors Plan, as amended, and the 2005 Directors Plan. Expiration dates of options outstanding under both plans at December 31, 2010 range from 2011 to 2019.
The following table is a summary of our stock options outstanding as of December 31, 2009 and 2010 and the changes that occurred during 2010:

			Weighted Avg.
		Weighted	Remaining
	Number of	Average	Contractual Life	Aggregate
(In thousands, except per share amounts)	Options	Exercise Price	in Years	Intrinsic Value
Options outstanding, December 31, 2009	6,916	$20.42	6.05	$25,719

Options granted	888	$33.55
Options cancelled/forfeited	(87)	$23.53
Options exercised	(1,483)	$16.88

Options outstanding, December 31, 2010	6,234	$23.09	6.21	$81,561

Options exercisable, December 31, 2010	3,964	$21.56	4.70	$57,896

The following table further describes our stock options outstanding as of December 31, 2010:

	Options Outstanding			Options Exercisable
	Options	Weighted Avg.	Weighted	Options	Weighted
	Outstanding at	Remaining	Average	Exercisable at	Average
Range of	12/31/10	Contractual Life	Exercise	12/31/10	Exercise
Exercise Prices	(In thousands)	in Years	Price	(In thousands)	Price
$8.70 – $15.28	892	1.55	$11.58	892	$11.58
$15.29 – $22.53	1,727	6.29	$18.91	1,269	$20.19
$22.54 – $30.03	1,802	7.86	$23.46	862	$23.51
$30.04 – $37.18	1,813	6.77	$32.36	941	$31.11

	6,234			3,964

All of the options above were issued at exercise prices that approximate fair market value at the date of grant. At December 31, 2010, 9.0 million options were available for grant under the shareholder approved plans.
The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (the difference between ADTRAN’s closing stock price on the last trading day of 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2010. The amount of aggregate intrinsic value will change based on the fair market value of ADTRAN’s stock.
The total pre-tax intrinsic value of options exercised during 2010, 2009 and 2008 was $20.3 million, $5.3 million and $3.7 million, respectively. The fair value of options fully vesting during 2010, 2009 and 2008 was $6.9 million, $7.1 million and $7.4 million, respectively.

Restricted Stock Program Description
On November 6, 2008, the Compensation Committee of the Board of Directors approved the Performance Shares Agreement under the 2006 Plan which sets forth the terms and conditions of awards of performance-based restricted stock units (RSUs). Of the 13.0 million shares of common stock authorized for issuance under the 2006 Plan, we may grant up to 5.0 million shares of common stock for issuance to certain employees and officers for awards other than stock options, which would include RSUs. Under a proposal that was approved by the Board of Directors and shareholders at the 2010 annual meeting, the number of shares available for awards other than stock options under all stock plans was reduced to 3.3 million. The number of shares of common stock earned by a recipient pursuant to the RSUs is subject to a market condition based on ADTRAN’s relative total shareholder return against a peer group (2008 and 2009 grants) or against all companies in the NASDAQ Telecommunications Index (2010 grant) at the end of a three-year performance period. Depending on the relative total shareholder return over the performance period, the recipient may earn from 0% to 150% of the shares underlying the RSUs, with the shares earned distributed upon the vesting of the RSUs at the end of the three-year performance period. The fair value of the award is based on the market price of our common stock on the date of grant, adjusted for the expected outcome of the impact of market conditions using a Monte Carlo Simulation valuation method. A portion of the granted RSUs also vest and the underlying shares become deliverable upon the death or disability of the recipient or upon a change of control of ADTRAN, as defined by the 2006 Plan. The recipients of the RSUs receive dividend credits based on the shares of common stock underlying the RSUs. The dividend credits are vested and earned in the same manner as the RSUs and will be paid in cash upon the issuance of common stock for the RSUs.
The following table is a summary of our RSUs and restricted stock outstanding as of December 31, 2009 and 2010 and the changes that occurred during 2010:

		Weighted
	Number of	Average Grant
(In thousands, except per share amounts)	RSUs	Date Fair Value
RSUs and restricted stock outstanding, December 31, 2009	52	$21.85

RSUs and restricted stock granted	35	$38.40
RSUs and restricted stock vested	—	$—
RSUs and restricted stock cancelled/forfeited	—	$—

Unvested RSUs and restricted stock, December 31, 2010	87	$28.46

As of December 31, 2010, there was approximately $1.9 million of total unamortized compensation cost related to the non-vested portion of RSUs and restricted stock granted, which will be recognized on a straight-line basis over the remainder of the three-year performance period for RSUs and over the remainder of the one-year vesting period for restricted stock.
Valuation and Expense Information
We use the Black-Scholes option pricing model (Black-Scholes Model) for the purpose of determining the estimated fair value of stock option awards on the date of grant. The Black-Scholes Model requires the input of certain assumptions that involve judgment. Because our stock options have characteristics significantly different from those of traded options, and because changes in the input assumptions can materially affect the fair value estimate, existing models may not provide reliable measures of fair value of our stock options. We use a Monte Carlo Simulation valuation method to value our performance-based RSUs. The fair value of restricted stock issued to our Directors in 2010 is equal to the closing price of our stock on the date of grant. We will continue to assess the assumptions and methodologies used to calculate the estimated fair value of stock-based compensation. If circumstances change, and additional data becomes available over time, we may change our assumptions and methodologies, which may materially impact our fair value determination.
The following table summarizes stock-based compensation expense related to stock options and RSUs under the Stock Compensation Topic of the FASB ASC for the years ended December 31, 2010, 2009 and 2008, which was recognized as follows:

(In thousands)	2010	2009	2008

Stock-based compensation expense included in cost of sales	$317	$268	$253

Selling, general and administrative expense	3,575	3,039	3,263
Research and development expense	3,825	3,680	3,822

Stock-based compensation expense included in operating expenses	7,400	6,719	7,085

Total stock-based compensation expense	7,717	6,987	7,338
Tax benefit for expense associated with non-qualified options	(650)	(634)	(669)

Total stock-based compensation expense, net of tax	$7,067	$6,353	$6,669

At December 31, 2010, total compensation cost related to non-vested stock options, RSUs and restricted stock not yet recognized was approximately $20.3 million, which is expected to be recognized over an average remaining recognition period of 3.1 years.

The stock option pricing model requires the use of several significant assumptions that impact the fair value estimate. These variables include, but are not limited to, the volatility of our stock price and employee exercise behaviors. The assumptions and variables used for the current period grants were developed based on guidance in the Stock Compensation Topic of the FASB ASC. There were no material changes made during 2010 to the methodology used to determine our assumptions.
The weighted-average estimated fair value of stock options granted to employees and directors during the twelve months ended December 31, 2010, 2009 and 2008 was $11.69 per share, $8.11 per share and $4.96 per share, respectively, with the following weighted-average assumptions:

	2010	2009	2008
Expected volatility	39.57%	41.86%	41.70%
Risk-free interest rate	1.35%	2.29%	2.43%
Expected dividend yield	1.08%	1.55%	2.33%
Expected life (in years)	5.78	5.10	4.97
We based our estimate of expected volatility for the 12 months ended December 31, 2010, 2009 and 2008 on the sequential historical daily trading data of our common stock for a period equal to the expected life of the options granted. The selection of the historical volatility method was based on available data indicating our historical volatility is as equally representative of our future stock price trends as is our implied volatility. We have no reason to believe the future volatility of our stock price is likely to differ from its past volatility.
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
The RSU pricing model also requires the use of several significant assumptions that impact the fair value estimate. The estimated fair value of the RSUs granted to employees 2010, 2009 and 2008 was $39.21, $26.65 and $17.05, respectively, with the following assumptions:

	2010	2009	2008
Expected volatility	40.82%	41.41%	38.61%
Risk-free interest rate	0.51%	1.40%	1.63%
Expected dividend yield	1.07%	1.53%	2.35%
Fair value of future dividend payments	$1.07	$1.06	$1.06
Stock-based compensation expense recognized in our Consolidated Statements of Income for the 12 months ended December 31, 2010, 2009 and 2008 is based on RSUs and options ultimately expected to vest, and has been reduced for estimated forfeitures. Estimates for forfeiture rates are based upon historical experience and are evaluated quarterly. We expect our forfeiture rate for stock option awards to be approximately 2% annually. We estimated a 0% forfeiture rate for our RSUs and restricted stock due to the limited number of recipients and historical experience for these awards.

Note 3 — Investments
We classify our investments as available-for-sale. At December 31, 2010, we held the following securities and investments, recorded at either fair value or cost.

				Fair Value /
	Amortized	Gross Unrealized		Carrying
(In thousands)	Cost	Gains	Losses	Value

Deferred compensation plan assets	$3,483	$770	$(7)	$4,246
Corporate bonds	126,671	630	(229)	127,072
Municipal fixed-rate bonds	71,212	268	(13)	71,467
Municipal variable rate demand notes	116,745	—	—	116,745
Fixed income bond fund	526	220	—	746
Marketable equity securities	11,486	36,657	(133)	48,010

Available-for-sale securities held at fair value	$330,123	$38,545	$(382)	$368,286

Restricted investment held at cost				48,250
Other investments held at cost				2,103

Total carrying value of available-for-sale investments				$418,639

At December 31, 2009, we held the following securities and investments, recorded at either fair value or cost.

				Fair Value /
	Amortized	Gross Unrealized		Carrying
(In thousands)	Cost	Gains	Losses	Value

Deferred compensation plan assets	$2,904	$528	$(8)	$3,424
Corporate bonds	20,127	287	—	20,414
Municipal fixed-rate bonds	140,278	1,009	(2)	141,285
Municipal variable rate demand notes	84,359	—	—	84,359
Fixed income bond fund	867	296	—	1,163
Marketable equity securities	9,805	23,927	(197)	33,535

Available-for-sale securities held at fair value	$258,340	$26,047	$(207)	$284,180

Restricted investment held at cost				48,250
Other investments held at cost				2,208

Total carrying value of available-for-sale investments				$334,638

At December 31, 2010 and 2009, we held $4.2 million and $3.4 million, respectively, of deferred compensation plan assets, carried at fair value.
At December 31, 2010 and 2009, we held $127.1 million and $20.4 million, respectively, of corporate bonds. These bonds are classified as available-for-sale and had an average duration of 2.0 years at December 31, 2010. At December 31, 2010, approximately 3% of our corporate bond portfolio had a credit rating of AAA, 11% had a credit rating of AA, 51% had a credit rating of A, and 35% had a credit rating of BBB.
At December 31, 2010 and 2009, we held $71.5 million and $141.3 million, respectively, of municipal fixed-rate bonds. These bonds are classified as available-for-sale investments and had an average duration of 1.2 years at December 31, 2010. At December 31, 2010, approximately 15% of our municipal fixed-rate bond portfolio had a credit rating of AAA, 74% had a credit rating of AA, and 11% had a credit rating of A. Because our bond portfolio has a high quality rating and contractual maturities of a short duration, we are able to obtain prices for these bonds derived from observable market inputs, or for similar securities traded in an active market, on a daily basis.

As of December 31, 2010, corporate and municipal fixed-rate bonds had the following contractual maturities:

	Corporate	Municipal
(In thousands)	bonds	fixed-rate bonds
Less than one year	$11,335	$29,399
One year to four years	115,737	42,068

Total	$127,072	$71,467

At December 31, 2010 and 2009, we held $116.7 million and $84.4 million, respectively, of municipal variable rate demand notes, all of which were classified as available-for-sale short-term investments. At December 31, 2010, 29% of our municipal variable rate demand notes had a credit rating of AAA, 63% had a credit rating of AA, 8% had a credit rating of A, and all contained put options of seven days. Despite the long-term nature of their stated contractual maturities, we routinely buy and sell these securities and we believe that we have the ability to quickly liquidate them. Our investments in these securities are recorded at fair value, and the interest rates reset every seven days. We believe we have the ability to sell our variable rate demand notes to the remarketing agent, tender agent or issuer at par value plus accrued interest in the event we decide to liquidate our investment in a particular variable rate demand note. At December 31, 2010, approximately 28% of our variable rate demand notes were supported by letters of credit from banks that we believe to be in good financial condition. The remaining 72% of our variable rate demand notes were supported by standby purchase agreements. As a result of these factors, we had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from these investments. All income generated from these investments was recorded as interest income. We have not been required to record any losses relating to municipal variable rate demand notes.
At December 31, 2010 and 2009, we held $0.7 million and $1.2 million, respectively, of a fixed income bond fund. This bond fund had unrealized gains of $0.2 million and $0.3 million at December 31, 2010 and 2009, respectively.
At December 31, 2010, we held $48.0 million of marketable equity securities, including a single security, of which we held 1.5 million shares, carried at a fair value of $34.2 million. We sold 0.5 million shares of this security during the 12 months ended December 31, 2010. The sales resulted in proceeds of $8.2 million and a realized gain of $8.1 million. This single security traded approximately 1.0 million shares per day in 2010, in an active market on a European stock exchange. This single security comprises $33.7 million of the gross unrealized gains included in the fair value of our marketable equity securities at December 31, 2010. The remaining $3.0 million of gross unrealized gains and $0.1 million of gross unrealized losses at December 31, 2010 were spread amongst more than 415 equity securities. At December 31, 2009, we held $33.5 million of marketable equity securities, including the single security mentioned above, of which we held 2.1 million shares, carried at a fair value of $22.4 million. This single security comprised $21.7 million of the gross unrealized gains included in the fair value of our marketable equity securities at December 31, 2009. The remaining $2.2 million of unrealized gains and $0.2 million of gross unrealized losses at December 31, 2009 were spread amongst more than 375 equity securities.
At December 31, 2010 and 2009, we held a $48.3 million restricted certificate of deposit, which is carried at cost. This investment serves as a collateral deposit against the principal amount outstanding under loans made to ADTRAN pursuant to an Alabama State Industrial Development Authority revenue bond (the Bond). At December 31, 2010, the estimated fair value of the Bond was approximately $42.5 million, based on a debt security with a comparable interest rate and maturity and a Standard & Poor’s credit rating of A+. We have the right to set-off the balance of the Bond with the collateral deposit in order to reduce the balance of the indebtedness. For more information on the Bond, see Note 6 of Notes to Consolidated Financial Statements.
At December 31, 2010 and 2009, we held $2.1 million of other investments carried at cost, consisting of interests in two private equity funds and an investment in a privately held telecommunications equipment manufacturer. The fair value of these investments was estimated to be approximately $10.0 million at December 31, 2010, based on unobservable inputs including information supplied by the company and the fund managers. We have committed to invest up to an aggregate of $7.9 million in the two private equity funds, and we have contributed $8.0 million as of December 31, 2010, of which $7.4 million has been applied toward these commitments. As of December 31, 2010 we have received distributions related to these two private equity funds of $7.1 million, of which $0.9 million was recorded as investment income. These investments are carried at cost, net of distributions, with distributions in excess of our investment recorded as investment income. The duration of each of these commitments is ten years with $0.1 million expiring in 2013 and $0.4 million expiring in 2012. We have not been required to record any impairment losses related to these investments during the years ended December 31, 2010, 2009 or 2008.

We review our investment portfolio for potential “other-than-temporary” declines in value on an individual investment basis. We assess, on a quarterly basis, significant declines in value which may be considered other-than-temporary and, if necessary, recognize and record the appropriate charge to write-down the carrying value of such investments. In making this assessment, we take into consideration qualitative and quantitative information, including but not limited to the following: the magnitude and duration of historical declines in market prices, credit rating activity, assessments of liquidity, public filings, and statements made by the issuer. We generally begin our identification of potential other-than-temporary impairments by reviewing any security with a fair value that has declined from its original or adjusted cost basis by 25% or more for six or more consecutive months. We then evaluate the individual security based on the previously identified factors to determine the amount of the write-down, if any. As a result of our review, we did not record any other-than-temporary impairment charge during the fourth quarter of 2010. For each of the years ended December 31, 2010, 2009 and 2008 we recorded a charge of $43 thousand, $2.9 million and $2.4 million, respectively, related to the other-than-temporary impairment of certain marketable equity securities, a fixed income bond fund and deferred compensation plan assets.
Realized gains and losses on sales of securities are computed under the specific identification method. The following table presents gross realized gains and losses related to our investments.

Year Ended December 31,
(In thousands)	2010	2009	2008

Gross realized gains	$12,191	$1,978	$1,884
Gross realized losses	$(1,183)	$(3,275)	$(4,293)
The following table presents the breakdown of investments with unrealized losses at December 31, 2010.

	Continuous Unrealized		Continuous Unrealized
	Loss Position for Less		Loss Position for 12
	than 12 Months		Months or Greater		Total
		Unrealized		Unrealized		Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Deferred compensation plan assets	$338	$(7)	$—	$—	$338	$(7)
Corporate bonds	32,326	(229)	—	—	32,326	(229)
Municipal fixed-rate bonds	5,869	(13)	—	—	5,869	(13)
Marketable equity securities	2,021	(107)	176	(26)	2,197	(133)

Total	$40,554	$(356)	$176	$(26)	$40,730	$(382)

The increase in unrealized losses during 2010, as reflected in the table above, primarily occurred due to an increase in intermediate term interest rates during the last two months of 2010 primarily impacting our corporate bonds. At December 31, 2010, a total of 160 of our marketable equity securities were in an unrealized loss position.
The following table presents the breakdown of investments with unrealized losses at December 31, 2009.

	Continuous Unrealized		Continuous Unrealized
	Loss Position for Less		Loss Position for 12
	than 12 Months		Months or Greater		Total
		Unrealized		Unrealized		Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Deferred compensation plan assets	$—	$—	$160	$(8)	$160	$(8)
Municipal fixed-rate bonds	1,481	(2)	—	—	1,481	(2)
Marketable equity securities	2,428	(91)	1,834	(106)	4,262	(197)

Total	$3,909	$(93)	$1,994	$(114)	$5,903	$(207)

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

	Fair Value Measurements at December 31, 2010 Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash equivalents
Money market funds	$14,532	$14,532	$—	$—

Available for sale securities
Deferred compensation plan assets	4,246	4,246	—	—
Available-for-sale debt securities
Corporate bonds	127,072	—	127,072	—
Municipal fixed-rate bonds	71,467	—	71,467	—
Municipal variable rate demand notes	116,745	—	116,745	—
Fixed income bond fund	746	746	—	—
Available-for-sale marketable equity securities
Marketable equity securities — technology industry	35,596	35,596	—	—
Marketable equity securities — other	12,414	12,414	—	—

Available-for-sale securities	368,286	53,002	315,284	—

Total	$382,818	$67,534	$315,284	$—

	Fair Value Measurements at December 31, 2009 Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash equivalents
Money market funds	$18,370	$18,370	$—	$—

Available for sale securities
Deferred compensation plan assets	3,424	3,424	—	—
Available-for-sale debt securities
Corporate bonds	20,414	—	20,414	—
Municipal fixed-rate bonds	141,285	—	141,285	—
Municipal variable rate demand notes	84,359	—	84,359	—
Fixed income bond fund	1,163	1,163	—	—
Available-for-sale marketable equity securities
Marketable equity securities — technology industry	23,491	23,491	—	—
Marketable equity securities — other	10,044	10,044	—	—

Available-for-sale securities	284,180	38,122	246,058	—

Total	$302,550	$56,492	$246,058	$—

As of December 31, 2010 and 2009, the fair value of the investments in available-for-sale Level 2 corporate bonds and municipal fixed-rate bonds was $198.5 million and $161.7 million, respectively. The fair value of these securities is calculated using a weighted average market price for each security. Market prices are obtained from a variety of industry standard data providers, security master files from large financial institutions, and other third-party sources. These multiple market prices are used as inputs into a distribution-curve-based algorithm to determine the daily market value of each security.

As of December 31, 2010 and 2009, the fair value of the investments in available-for-sale Level 2 municipal variable rate demand notes was $116.7 million and $84.4 million, respectively. These securities have a structure that implies a standard expected market price. The frequent interest rate resets make it reasonable to expect the price to stay at par. These securities are priced at the expected market price.
Note 4 — Inventory
At December 31, 2010 and 2009, inventory was comprised of the following:

(In thousands)	2010	2009
Raw materials	$43,897	$27,326
Work in process	2,871	2,662
Finished goods	27,506	15,686

Total	$74,274	$45,674

We establish reserves for estimated excess, obsolete, or unmarketable inventory equal to the difference between the cost of the inventory and the estimated fair value of the inventory based upon assumptions about future demand and market conditions. At December 31, 2010 and 2009, raw materials reserves totaled $7.3 million and $6.6 million, respectively, and finished goods inventory reserves totaled $1.6 million and $1.1 million, respectively.
Note 5 — Property, Plant and Equipment
At December 31, 2010 and 2009, property, plant and equipment were comprised of the following:

(In thousands)	2010	2009
Land	$4,263	$4,263
Building and land improvements	15,507	14,638
Building	68,479	68,495
Furniture and fixtures	16,130	15,746
Computer hardware and software	61,898	57,218
Engineering and other equipment	83,946	80,289

Total Property, Plant and Equipment	250,223	240,649
Less accumulated depreciation	(176,237)	(166,340)

Total Property, Plant and Equipment (net)	$73,986	$74,309

Depreciation expense was $10.2 million, $10.0 million and $9.9 million in 2010, 2009 and 2008, respectively.
Note 6 — Alabama State Industrial Development Authority Financing and Economic Incentives
In conjunction with an expansion of our Huntsville, Alabama, facility, we were approved for participation in an incentive program offered by the State of Alabama Industrial Development Authority (the “Authority”). Pursuant to the program, on January 13, 1995, the Authority issued $20.0 million of its taxable revenue bonds and loaned the proceeds from the sale of the bonds to ADTRAN. The bonds were originally purchased by AmSouth Bank of Alabama, Birmingham, Alabama (the “Bank”). Wachovia Bank, N.A., Nashville, Tennessee (formerly First Union National Bank of Tennessee) (the “Bondholder”), which was acquired by Wells Fargo & Company on December 31, 2008, purchased the original bonds from the Bank and made further advances to the Authority, bringing the total amount outstanding to $50.0 million. An Amended and Restated Taxable Revenue Bond (“Amended and Restated Bond”) was issued and the original financing agreement was amended. The Amended and Restated Bond bears interest, payable monthly. The interest rate is 5%. The Amended and Restated Bond matures on January 1, 2020. The estimated fair value of the bond at December 31, 2010 was approximately $42.5 million, based on a debt security with a comparable interest rate and maturity and a Standard & Poor’s credit rating of A+. We are required to make payments to the Authority in amounts necessary to pay the principal of and interest on the Amended and Restated Bond. Included in long-term investments at December 31, 2010 is $48.3 million which is invested in a restricted certificate of deposit. These funds serve as a collateral deposit against the principal of this bond, and we have the right to set-off the balance of the Bond with the collateral deposit in order to reduce the balance of the indebtedness. In conjunction with this program, we are eligible to receive certain economic incentives from the state of Alabama that reduce the amount of payroll withholdings that we are required to remit to the state for those employment positions that qualify under the program. For the years ended December 31, 2010, 2009 and 2008, we realized economic incentives totaling $1.5 million, $1.5 million and $1.4 million, respectively.

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
Note 7 — Income Taxes
A summary of the components of the provision for income taxes as of December 31, 2010, 2009 and 2008 is as follows:

(In thousands)	2010	2009	2008
Current
Federal	$49,144	$30,756	$37,245
State	6,380	3,615	3,350

Total current	55,524	34,371	40,595
Deferred tax benefit	(1,324)	(1,024)	(903)

Total provision for income taxes	$54,200	$33,347	$39,692

The effective income tax rate differs from the federal statutory rate due to the following:

	2010	2009	2008
Tax provision computed at the federal statutory rate	35.00%	35.00%	35.00%
State income tax provision, net of federal benefit	3.33	3.68	2.95
Federal research credits	(2.90)	(3.37)	(1.86)
Tax-exempt income	(0.46)	(1.05)	(1.59)
State tax incentives	(0.86)	(1.36)	(1.15)
Stock-based compensation	0.34	1.64	1.59
Domestic production activity deduction	(2.37)	(3.33)	(1.62)
Other, net	0.15	(0.21)	0.24

Effective tax rate	32.23%	31.00%	33.56%

Deferred income taxes on the balance sheet result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The principal components of our current and non-current deferred taxes are as follows:

(In thousands)	2010	2009
Current deferred tax assets
Accounts receivable	$61	$46
Inventory	6,032	4,682
Accrued expenses	4,524	3,875

Total current deferred tax assets	10,617	8,603
Non-current deferred tax assets
Accrued expenses	102	103
Deferred compensation	1,539	1,364
Stock-based compensation	3,542	2,891
State tax and interest expense	861	1,002
Foreign loss and state credit carry-forwards	5,988	5,559
Valuation allowance	(5,627)	(5,340)

Total non-current deferred tax assets	6,405	5,579

Total deferred tax assets	$17,022	$14,182

	2010	2009
Non-current deferred tax liabilities
Accumulated depreciation	$(4,782)	$(3,809)
Investments	(11,973)	(6,805)

Total non-current deferred tax liabilities	$(16,755)	$(10,614)

Net deferred tax assets	$267	$3,568

At December 31, 2010 and 2009, non-current deferred tax liabilities and non-current deferred tax assets, respectively, related to investments reflect deferred taxes on unrealized gains and losses on available-for-sale investments. The net change in non-current deferred taxes associated with these investments, a deferred tax provision of $4.6 million in 2010 and a deferred tax provision of $9.8 million in 2009, is recorded as an adjustment to other comprehensive income, presented in the Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income.

We have deferred tax assets for foreign loss and state credit carry-forwards of $6.0 million which will expire between 2014 and 2029. These carry-forwards were caused by tax credits in excess of our annual tax liabilities to an individual state where we no longer generate sufficient state income and net operating loss carry-forwards acquired through the acquisition of a foreign entity. In accordance with the Income Taxes Topic of the FASB ASC, we believe it is more likely than not that we will not realize the full benefits of the deferred tax asset arising from these losses and credits, and accordingly, have provided a valuation allowance against these assets. We do not provide for U.S. income tax on undistributed earnings of our foreign operations, whose earnings are intended to be permanently reinvested. For years ended December 31, 2010, 2009 and 2008, foreign profits before income taxes were not material.
During 2010, 2009 and 2008, we recorded an income tax benefit of $4.9 million, $1.5 million and $1.0 million, respectively, as an adjustment to equity in accordance with the Stock Compensation Topic of the FASB ASC. This deduction is calculated on the difference between the exercise price of stock option exercises and the market price of the underlying common stock upon exercise.
The change in the unrecognized income tax benefits for 2010, 2009 and 2008 is reconciled below:

(In thousands)	2010	2009	2008
Balance at beginning of period	$2,919	$2,775	$2,645
Increases for tax position related to:
Prior years	197	390	159
Current year	818	610	718
Decreases for tax positions related to:
Prior years	(16)	(1)	(119)
Settlements with taxing authorities	(630)	(413)	(49)
Expiration of applicable statute of limitations	(695)	(442)	(579)

Balance at end of period	$2,593	$2,919	$2,775

As of December 31, 2010, 2009, and 2008, our total liability for unrecognized tax benefits was $2.6 million, $2.9 million, and $2.8 million, respectively, of which $2.0 million, $2.3 million, and $2.2 million, respectively, would reduce our effective tax rate if we were successful in upholding all of the uncertain positions and recognized the amounts recorded. We classify interest and penalties recognized on the liability for unrecognized tax benefits as income tax expense. The balances of accrued interest and penalties were $1.0 million as of December 31, 2010 and $1.2 million as of December 31, 2009 and 2008.
We do not anticipate a single tax position generating a significant increase or decrease in our liability for unrecognized tax benefits within 12 months of this reporting date. We file income tax returns in the U.S. federal and various state jurisdictions and several foreign jurisdictions. We have been audited by the Internal Revenue Service and the state of Alabama through the 2007 tax year. Generally, we are not subject to changes in income taxes by any taxing jurisdiction for the years prior to 2007.
Note 8 — Employee Benefit Plans
401(k) Savings Plan
We maintain the ADTRAN, Inc. 401(k) Retirement Plan (Savings Plan) for the benefit of our eligible employees. The Savings Plan is intended to qualify under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended (Code), and is intended to be a “safe harbor” 401(k) plan under Code Section 401(k)(12). The Savings Plan allows employees to save for retirement by contributing part of their compensation to the plan on a tax-deferred basis. The Savings Plan also requires us to contribute a “safe harbor” amount each year. Beginning January 1, 2008, we changed our contribution such that we matched up to 4% of employee contributions (100% of an employee’s first 3% of contributions and 50% of their next 2% of contributions), beginning on the employee’s one year anniversary date. In calculating our matching contribution, we only use compensation up to the statutory maximum under the Code ($245 thousand for 2010). All contributions under the Savings Plan are 100% vested. Expenses recorded for employer contributions and plan administration costs for the Savings Plan amounted to approximately $4.6 million, $4.2 million and $3.9 million in 2010, 2009 and 2008, respectively.

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

(In thousands)	2010	2009
Fair Value of Plan Assets
Short-term Investments	$—	$—
Long-term Investments	4,246	3,424

Total Fair Value of Plan Assets	$4,246	$3,424

Amounts Payable to Plan Participants
Current Liabilities	$—	$—
Non-current Liabilities	4,246	3,424

Total Amounts Payable to Plan Participants	$4,246	$3,424

In accordance with the Compensation Topic of the FASB ASC, changes in the fair value of the plan assets held by the Trust have been included as other income in the accompanying 2010, 2009 and 2008 Consolidated Statements of Income and in other comprehensive income in the accompanying 2010 and 2009 Consolidated Balance Sheets. Changes in the fair value of the deferred compensation liability are included as selling, general and administrative expense in the accompanying 2010, 2009 and 2008 Consolidated Statements of Income. Based on the changes in the total fair value of the Trust’s assets, we recorded deferred compensation adjustments in 2010, 2009 and 2008 of $0.4 million, $0.6 million and $(0.9) million, respectively.
Retiree Medical Coverage
We provide medical, dental and prescription drug coverage to one retired former officer and his spouse, for his life, on the same terms as provided to our active officers, and to the spouse of a former deceased officer for up to 30 years. At December 31, 2010 and 2009, this liability totaled $0.2 million.
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
The following table presents information about the reported sales and gross profit of our reportable segments for each of the years ended December 31, 2010, 2009 and 2008. Asset information by reportable segment is not reported, since we do not produce such information internally.

Sales and Gross Profit by Market Segment	2010		2009		2008
(In thousands)	Sales	Gross Profit	Sales	Gross Profit	Sales	Gross Profit
Carrier Networks	$476,030	$283,310	$371,349	$219,681	$392,219	$236,168
Enterprise Networks	129,644	75,553	112,836	67,281	108,457	62,737

	$605,674	$358,863	$484,185	$286,962	$500,676	$298,905

Sales by Product
Our three major product categories are Carrier Systems, Business Networking and Loop Access.
Carrier Systems products are used by communications service providers to provide last mile access in support of data, voice and video services to consumers and enterprises. The Carrier Systems category includes our broadband access products comprised of Total Access® 5000 multi-service access and aggregation platform products, Total Access 1100/1200 Series Fiber-To-The-Node (FTTN) products, and Digital Subscriber Line Access Multiplexer (DSLAM) products. Our broadband access products are used by service providers to deliver high-speed Internet access, Voice over Internet Protocol (VoIP), IP Television (IPTV), and/or Ethernet services from the central office or remote terminal locations to customer premises. The Carrier Systems category also includes our optical access products. These products consist of optical access multiplexers including our family of OPTI products and our Optical Networking Edge (ONE) products. Optical access products are used to deliver higher bandwidth services, or to aggregate large numbers of low bandwidth services for transportation across fiber optic infrastructure. Total Access 1500 products, 303 concentrator products, M13 multiplexer products, and a number of mobile backhaul products are also included in the Carrier Systems product category.
Business Networking products provide access to telecommunication services, facilitating the delivery of converged services and Unified Communications to the SME market. The Business Networking category includes Internetworking products and Integrated Access Devices (IADs). Internetworking products consist of our Total Access IP Business Gateways, Optical Network Terminals (ONTs), and NetVanta product lines. NetVanta products include multi-service routers, managed Ethernet switches, IP Private Branch Exchange (PBX) products, IP phone products, Unified Communications solutions, Unified Threat Management (UTM) solutions, and Carrier Ethernet Network Terminating Equipment (NTE). Integrated Access Device (IAD) products consist of our Total Access 600 Series and the Total Access 850.
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
The table below presents sales information by product category for the years ended December 31, 2010, 2009 and 2008:

(In thousands)	2010	2009	2008
Carrier Systems	$289,314	$215,715	$206,225
Business Networking	127,233	100,451	89,577
Loop Access	189,127	168,019	204,874

Total	$605,674	$484,185	$500,676

In addition, we identify sub-categories of product revenues, which we divide into growth products, representing our primary growth areas, and traditional products. Our growth products consist of Broadband Access and Optical Access products (included in Carrier Systems) and Internetworking products (included in Business Networking) and our traditional products include HDSL products (included in Loop Access) and other products not included in the aforementioned growth products.
The table below presents subcategory revenues for the years ended December 31, 2010, 2009 and 2008:

(In thousands)	2010	2009	2008
Growth Products
Broadband Access (included in Carrier Systems)	$176,116	$111,470	$102,335
Optical Access (included in Carrier Systems)	66,206	60,596	53,844
Internetworking (NetVanta® & Multi-service Access Gateways) (included in Business Networking)	111,123	79,979	65,791

Total	$353,445	$252,045	$221,970
Traditional Products
HDSL (does not include T1) (included in Loop Access)	177,249	150,276	179,814
Other products (excluding HDSL)	74,980	81,864	98,892

Total	$252,229	$232,140	$278,706

Total	$605,674	$484,185	$500,676

Sales by Geographic Region
The following is sales information by geographic area for the years ended December 31, 2010, 2009 and 2008. International sales correlate to shipments with a non-U.S. destination.

(In thousands)	2010	2009	2008
United States	$573,845	$456,402	$470,563
International	31,829	27,783	30,113

Total	$605,674	$484,185	$500,676

Single customers comprising more than 10% of our revenue in 2010 include Qwest Communications International, Inc. at 20%, AT&T Inc. at 18%, and Verizon Communications, Inc. at 11%. Single customers comprising more than 10% of our revenue in 2009 include AT&T Inc. at 22%, Qwest Communications International, Inc. at 19%, and Verizon Communications, Inc. at 11%. Single customers comprising more than 10% of our revenue in 2008 include AT&T Inc. at 24%, Qwest Communications International, Inc. at 16%, Verizon Communications, Inc. at 12%, and Embarq Corporation (formerly Sprint Corporation) at 10%. No other customer accounted for 10% or more of our sales in 2010, 2009 or 2008.
Sales to Major Service Providers amounted to approximately 72%, 69% and 72% of total sales during the years ended December 31, 2010, 2009 and 2008, respectively. In addition, a significant portion of our products are sold directly to distributors and certain value-added resellers, which accounted for approximately 26%, 28% and 25% of our revenue for each of the years ended December 31, 2010, 2009 and 2008, respectively.
As of December 31, 2010, long-lived assets, net totaled $74.0 million, which includes $73.0 million held in the United States and $1.0 million held outside the United States. As of December 31, 2009, long-lived assets, net totaled $74.3 million, which includes $73.9 million held in the United States and $0.4 million held outside the United States.
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
We lease office space and equipment under operating leases which expire at various dates through 2016. As of December 31, 2010, future minimum rental payments under non-cancelable operating leases with original maturities of greater than 12 months are approximately as follows:

(In thousands)
2011	$1,547
2012	1,086
2013	714
2014	682
Thereafter	769

Total	$4,798

Rental expense was approximately $1.8 million for the year ended December 31, 2010 and $1.5 million for years ended December 31, 2009 and 2008.

Note 11 — Earnings per Share
A summary of the calculation of basic and diluted earnings per share (EPS) for the years ended December 31, 2010, 2009 and 2008 is as follows:

	Year Ended
(In thousands, except for per share amounts)	2010	2009	2008
Numerator
Net Income	$113,989	$74,221	$78,581

Denominator
Weighted average number of shares — basic	62,490	62,459	63,549
Effect of dilutive securities — stock options	1,389	897	859

Weighted average number of shares — diluted	63,879	63,356	64,408

Net income per share — basic	$1.82	$1.19	$1.24
Net income per share — diluted	$1.78	$1.17	$1.22
For each of the years ended December 31, 2010, 2009 and 2008, 2.0 million, 3.5 million and 3.5 million stock options were outstanding but were not included in the computation of that year’s diluted EPS because the options’ exercise prices were greater than the average market price of the common shares, therefore making them anti-dilutive under the treasury stock method.
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
Unaudited Quarterly Operating Results
(In thousands, except for per share amounts)

Three Months Ended	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Net sales	$127,027	$150,361	$162,957	$165,329
Gross profit	$75,328	$89,329	$97,299	$96,907
Operating income	$25,345	$38,617	$45,045	$44,857
Net income	$18,194	$27,751	$32,084	$35,960
Earnings per common share	$0.29	$0.45	$0.51	$0.57
Earnings per common share assuming dilution (1)	$0.29	$0.44	$0.50	$0.56

Three Months Ended	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Net sales	$110,364	$121,528	$128,062	$124,231
Gross profit	$67,460	$71,690	$74,457	$73,355
Operating income	$22,901	$26,135	$28,959	$26,236
Net income	$15,184	$18,839	$21,583	$18,615
Earnings per common share	$0.24	$0.30	$0.34	$0.30
Earnings per common share assuming dilution (1)	$0.24	$0.30	$0.34	$0.29

(1)	Assumes exercise of dilutive stock options calculated under the treasury stock method.
Note 13 — Related Party Transactions
We employ the law firm of our director emeritus for legal services. All bills for services rendered by this firm are reviewed and approved by our Chief Financial Officer. We believe that the fees for such services are comparable to those charged by other firms for services rendered to us. For the years ended 2010, 2009 and 2008, we incurred fees of $10 thousand per month for these legal services.

Note 14 — Subsequent Events
On January 18, 2011, the Board declared a quarterly cash dividend of $0.09 per common share to be paid to stockholders of record at the close of business on February 3, 2011. The quarterly dividend payment was $5.8 million and was paid on February 17, 2011. In July 2003, our Board of Directors elected to begin declaring quarterly dividends on our common stock considering the tax treatment of dividends and adequate levels of Company liquidity.

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
Information relating to nominees for director of ADTRAN and compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the captions “Proposal 1—Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance,” respectively, in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 4, 2011. Such information is incorporated herein by reference. The definitive Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2010. Information relating to the executive officers of ADTRAN, pursuant to Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K, is set forth at Part I, Item 4A of this report under the caption “Executive Officers of the Registrant.” This information is incorporated herein by reference.
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

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Changes in Stockholders’ Equity and Other Comprehensive Income for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008

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

10.2	Tax Indemnification Agreement dated July 1, 1994 by and among ADTRAN and the stockholders of ADTRAN prior to ADTRAN’s initial public offering of Common Stock (Exhibit 10.5 to the 1994 Form 10-K).

Exhibit
Number	Description

10.3	Management Contracts and Compensation Plans:

	(a)	Amended and Restated 1996 Employees Incentive Stock Option Plan, as amended by the First, Second and Third Amendments thereto (Exhibit 10.3(a) to the 2002 Form 10-K).

	(b)	Amended and Restated 1995 Directors Stock Option Plan, as amended by the First and Second Amendments thereto (Exhibit 10.3(b) to the 2002 Form 10-K).

	(c)	Third Amendment to the Amended and Restated 1995 Directors Stock Option Plan (Exhibit 10.3(c) to ADTRAN’s Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 Form 10-K”)).

	(d)	ADTRAN, Inc. Deferred Compensation Plan, as amended and restated as of January 1, 2008 (Exhibit 10.3(d) to ADTRAN’s Form 10-K filed on February 27, 2009).

	(e)	ADTRAN, Inc. Management Incentive Bonus Plan (Exhibit 10.1 to ADTRAN’s Form 8-K on February 3, 2006).

	(f)	ADTRAN, Inc. 2006 Employee Stock Incentive Plan (Exhibit 4.1 to ADTRAN’s Registration Statement on Form S-8 (File No. 333-133927) filed on May 9, 2006).

	(g)	First Amendment to the ADTRAN, Inc. 2006 Employee Stock Incentive Plan (Exhibit 10.3(h) to ADTRAN’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”)).

	(h)	Form of Nonqualified Stock Option Agreement under the 2006 Employee Stock Incentive Plan (Exhibit 10.1 to ADTRAN’s Form 8-K filed June 8, 2006).

	(i)	Form of Incentive Stock Option Agreement under the 2006 Employee Stock Incentive Plan (Exhibit 10.2 to ADTRAN’s Form 8-K filed June 8, 2006).

	(j)	ADTRAN, Inc. 2005 Directors Stock Option Plan (Exhibit 10.1 to ADTRAN’s Form 8-K filed on May 20, 2005).

	(k)	First Amendment to the ADTRAN, Inc. 2005 Directors Stock Option Plan (Exhibit 10.3(l) to the 2007 Form 10-K).

	(l)	Summary of Non-Employee Director Compensation (Exhibit 10.3(k) to ADTRAN’s Form 10-K filed on February 28, 2007).

	(m)	Form of Performance Shares Agreement under the ADTRAN, Inc. 2006 Employee Stock Incentive Plan (Exhibit 10.1 to ADTRAN’s Form 8-K filed on November 6, 2008).

	(n)	Form of Performance Shares Agreement under the ADTRAN, Inc. 2006 Employee Stock Incentive Plan (Exhibit 10.1 to ADTRAN’s Form 8-K filed on November 9, 2010).

21*	Subsidiaries of ADTRAN.

23*	Consent of PricewaterhouseCoopers LLP.

24*	Powers of Attorney.

31*	Rule 13a-14(a)/15d-14(a) Certifications.

32*	Section 1350 Certifications.

Exhibit
Number	Description

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**
Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 25, 2011.

ADTRAN, Inc.
(Registrant)

By:	/s/ James E. Matthews James E. Matthews
Senior Vice President — Finance,
Chief Financial Officer, Treasurer, Secretary and Director
(Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 25, 2011.

Signature	Title

/s/ Thomas R. Stanton Thomas R. Stanton	Chief Executive Officer and Chairman of the Board

/s/ James E. Matthews James E. Matthews	Senior Vice President-Finance, Chief Financial Officer, Treasurer, Secretary and Director

/s/ Balan Nair* Balan Nair	Director

/s/ William L. Marks* William L. Marks	Director

/s/ Roy J. Nichols* Roy J. Nichols	Director

/s/ H. Fenwick Huss * H. Fenwick Huss	Director

/s/ Ross K. Ireland * Ross K. Ireland	Director

*By:	/s/ James E. Matthews James E. Matthews as Attorney in Fact

ADTRAN, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C	Column D	Column E	Column F
	Balance at	Assumed	Charged to		Balance at
	Beginning	on	Costs &		End of
(In thousands)	of Period	Acquisition	Expenses	Deductions	Period
Year ended December 31, 2010
Allowance for Doubtful Accounts	$138	—	72	48	$162
Inventory Reserve	$7,750	—	1,992	810	$8,932
Warranty Liability	$2,833	—	5,309	4,838	$3,304
Deferred Tax Asset Valuation Allowance	$5,340	—	391	104	$5,627

Year ended December 31, 2009
Allowance for Doubtful Accounts	$38	3	102	5	$138
Inventory Reserve	$7,728	—	1,681	1,659	$7,750
Warranty Liability	$2,812	—	2,665	2,644	$2,833
Deferred Tax Asset Valuation Allowance	$1,581	3,549	251	41	$5,340

Year ended December 31, 2008
Allowance for Doubtful Accounts	$109	—	(18)	53	$38
Inventory Reserve	$6,424	—	2,261	957	$7,728
Warranty Liability	$2,944	—	2,261	2,393	$2,812
Deferred Tax Asset Valuation Allowance	$1,236	—	345	—	$1,581

ADTRAN, INC.
INDEX OF EXHIBITS

Exhibit
Number	Description

3.1	Certificate of Incorporation, as amended (Exhibit 3.1 to ADTRAN’s Registration Statement on Form S-1, No. 33-81062 (the “Form S-1 Registration Statement”)).

3.2	Bylaws, as amended (Exhibit 3.1 to ADTRAN’s Current Report on Form 8-K filed October 16, 2007).

10.1	Documents relative to the $50,000,000 Taxable Revenue Bond, Series 1995 (ADTRAN, Inc. Project) issued by the Alabama State Industrial Development Authority, consisting of the following:

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

10.2	Tax Indemnification Agreement dated July 1, 1994 by and among ADTRAN and the stockholders of ADTRAN prior to ADTRAN’s initial public offering of Common Stock (Exhibit 10.5 to the 1994 Form 10-K).

Exhibit
Number		Description

10.3		Management Contracts and Compensation Plans:

		(a)	Amended and Restated 1996 Employees Incentive Stock Option Plan, as amended by the First, Second and Third Amendments thereto (Exhibit 10.3(a) to the 2002 Form 10-K).

		(b)	Amended and Restated 1995 Directors Stock Option Plan, as amended by the First and Second Amendments thereto (Exhibit 10.3(b) to the 2002 Form 10-K).

		(c)	Third Amendment to the Amended and Restated 1995 Directors Stock Option Plan (Exhibit 10.3(c) to ADTRAN’s Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 Form 10-K”)).

		(d)	ADTRAN, Inc. Deferred Compensation Plan, as amended and restated as of January 1, 2008 (Exhibit 10.3(d) to ADTRAN’s Form 10-K filed on February 27, 2009).

		(e)	ADTRAN, Inc. Management Incentive Bonus Plan (Exhibit 10.1 to ADTRAN’s Form 8-K on February 3, 2006).

		(f)	ADTRAN, Inc. 2006 Employee Stock Incentive Plan (Exhibit 4.1 to ADTRAN’s Registration Statement on Form S-8 (File No. 333-133927) filed on May 9, 2006).

		(g)	First Amendment to the ADTRAN Inc. 2006 Employee Stock Incentive Plan (Exhibit 10.3(h) to ADTRAN’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”)).

		(h)	Form of Nonqualified Stock Option Agreement under the 2006 Employee Stock Incentive Plan (Exhibit 10.1 to ADTRAN’s Form 8-K filed June 8, 2006).

		(i)	Form of Incentive Stock Option Agreement under the 2006 Employee Stock Incentive Plan (Exhibit 10.2 to ADTRAN’s Form 8-K filed June 8, 2006).

		(j)	ADTRAN, Inc. 2005 Directors Stock Option Plan (Exhibit 10.1 to ADTRAN’s Form 8-K filed on May 20, 2005).

		(k)	First Amendment to the ADTRAN, Inc. 2005 Directors Stock Option Plan (Exhibit 10.3(l) to the 2007 Form 10-K).

		(l)	Summary of Non-Employee Director Compensation (Exhibit 10.3(k) to ADTRAN’s Form 10-K filed on February 28, 2007).

		(m)	Form of Performance Shares Agreement under the ADTRAN, Inc. 2006 Employee Stock Incentive Plan (Exhibit 10.1 to ADTRAN’s Form 8-K filed on November 6, 2008).

		(n)	Form of Performance Shares Agreement under the ADTRAN, Inc. 2006 Employee Stock Incentive Plan (Exhibit 10.1 to ADTRAN’s Form 8-K filed on November 9, 2010).

21	*	Subsidiaries of ADTRAN.

23	*	Consent of PricewaterhouseCoopers LLP.

24	*	Powers of Attorney.

31	*	Rule 13a-14(a)/15d-14(a) Certifications.

32	*	Section 1350 Certifications.

Exhibit
Number	Description

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**
Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.