Form 10-Q
period 2011-03-31
ADTRAN INC
filed 2011-05-05
CIK 926282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2011
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

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller Reporting Company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date:

Class	Outstanding at April 25,2011
Common Stock, $.01 Par Value	64,670,146 shares

ADTRAN, INC.
Quarterly Report on Form 10-Q
For the Three Months Ended March 31, 2011
FORWARD LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of ADTRAN. ADTRAN and its representatives may from time to time make written or oral forward-looking statements, including statements contained in this report, our other filings with the Securities and Exchange Commission (SEC) and other communications with our stockholders. Generally, the words, “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “may,” “could” and similar expressions identify forward-looking statements. We caution you that any forward-looking statements made by us or on our behalf are subject to uncertainties and other factors that could cause such statements to be wrong. A list of factors that could materially affect our business, financial condition or operating results is included under “Factors that Could Affect Our Future Results” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 2 of Part I of this report. They have also been discussed in Item 1A of Part I in our most recent Annual Report on Form 10-K for the year ended December 31, 2010 filed on February 25, 2011 with the SEC. Though we have attempted to list comprehensively these important factors, we caution investors that other factors may prove to be important in the future in affecting our operating results. New factors emerge from time to time, and it is not possible for us to predict all of these factors, nor can we assess the impact each factor or a combination of factors may have on our business.
You are further cautioned not to place undue reliance on these forward-looking statements because they speak only of our views as of the date that the statements were made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ADTRAN, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	March 31,	December 31,
	2011	2010
ASSETS
Current Assets
Cash and cash equivalents	$37,321	$31,677
Short-term investments	99,522	157,479
Accounts receivable, less allowance for doubtful accounts of $61 and $162 at March 31, 2011 and December 31, 2010, respectively	84,455	70,893
Other receivables	12,687	3,962
Income tax receivable, net	—	2,741
Inventory	79,034	74,274
Prepaid expenses	3,410	3,270
Deferred tax assets, net	12,084	10,617

Total Current Assets	328,513	354,913

Property, plant and equipment, net	74,382	73,986
Other assets	1,904	1,915
Long-term investments	379,831	261,160

Total Assets	$784,630	$691,974

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$33,902	$22,785
Unearned revenue	17,516	10,138
Accrued expenses	5,248	4,913
Accrued wages and benefits	11,237	12,125
Income tax payable, net	1,699	—

Total Current Liabilities	69,602	49,961

Deferred tax liabilities, net	11,978	10,350
Other non-current liabilities	14,632	11,841
Bonds payable	46,500	47,500

Total Liabilities	142,712	119,652

Commitments and contingencies (see Note 11)

Stockholders’ Equity
Common stock, par value $0.01 per share; 200,000 shares authorized; 79,652 shares issued and 64,656 shares outstanding at March 31, 2011 and 79,652 shares issued and 63,010 shares outstanding at December 31, 2010	797	797
Additional paid-in capital	205,898	193,866
Accumulated other comprehensive income	24,225	26,948
Retained earnings	754,676	731,962
Less treasury stock at cost: 14,996 and 16,642 shares at March 31, 2011 and at December 31, 2010, respectively	(343,678)	(381,251)

Total Stockholders’ Equity	641,918	572,322

Total Liabilities and Stockholders’ Equity	$784,630	$691,974

See notes to consolidated financial statements

ADTRAN, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2011	2010
Sales	$165,522	$127,027
Cost of sales	66,727	51,699

Gross Profit	98,795	75,328

Selling, general and administrative expenses	29,552	27,204
Research and development expenses	23,637	22,779

Operating Income	45,606	25,345

Interest and dividend income	1,789	1,527
Interest expense	(602)	(603)
Net realized investment gain	2,767	2,192
Other expense, net	(125)	(187)

Income before provision for income taxes	49,435	28,274

Provision for income taxes	(15,177)	(10,080)

Net Income	$34,258	$18,194

Weighted average shares outstanding — basic	64,189	61,999

Weighted average shares outstanding — diluted	65,957	63,060

Earnings per common share — basic	$0.53	$0.29

Earnings per common share — diluted	$0.52	$0.29

Dividend per share	$0.09	$0.09
See notes to consolidated financial statements

ADTRAN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net income	$34,258	$18,194
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,724	2,593
Amortization of net premium on available-for-sale investments	1,299	1,102
Net realized gain on long-term investments	(2,767)	(2,192)
Net (gain) loss on disposal of property, plant and equipment	12	(3)
Stock-based compensation expense	2,089	1,689
Deferred income taxes	877	(1,768)
Tax benefit from stock option exercises	9,942	437
Excess tax benefits from stock-based compensation arrangements	(8,847)	(373)
Changes in operating assets and liabilities:
Accounts receivable, net	(13,562)	(6,096)
Other receivables	(8,725)	(5,955)
Income tax receivable, net	2,741	—
Inventory	(4,760)	(2,125)
Prepaid expenses and other assets	(216)	(371)
Accounts payable	10,117	8,989
Accrued expenses and other liabilities	9,606	4,211
Income tax payable, net	1,699	8,688

Net cash provided by operating activities	36,487	27,020

Cash flows from investing activities:
Purchases of property, plant and equipment	(3,045)	(2,329)
Proceeds from sales and maturities of available-for-sale investments	161,687	56,095
Purchases of available-for-sale investments	(224,459)	(64,956)

Net cash used in investing activities	(65,817)	(11,190)

Cash flows from financing activities:
Proceeds from stock option exercises	31,815	2,340
Purchases of treasury stock	—	(10,330)
Dividend payments	(5,775)	(5,577)
Excess tax benefits from stock-based compensation arrangements	8,847	373

Net cash provided by (used in) financing activities	34,887	(13,194)

Net increase in cash and cash equivalents	5,557	2,636
Effect of exchange rate changes	87	168
Cash and cash equivalents, beginning of period	31,677	24,135

Cash and cash equivalents, end of period	$37,321	$26,939

See notes to consolidated financial statements

ADTRAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except per share amounts)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited consolidated financial statements of ADTRAN®, Inc. and its subsidiaries (ADTRAN) have been prepared pursuant to the rules and regulations for reporting on Quarterly Reports on Form 10-Q. Accordingly, certain information and notes required by generally accepted accounting principles for complete financial statements are not included herein. The December 31, 2010 Consolidated Balance Sheet is derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.
In the opinion of management, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature. The results of operations for an interim period are not necessarily indicative of the results for the full year. The interim statements should be read in conjunction with the financial statements and notes thereto included in ADTRAN’s Annual Report on Form 10-K for the year ended December 31, 2010, filed on February 25, 2011 with the SEC.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expense during the reporting period. Our more significant estimates include the allowance for doubtful accounts, obsolete and excess inventory reserves, warranty reserves, customer rebates, allowance for sales returns, estimated income tax contingencies, the fair value of stock-based compensation, and the evaluation of other-than-temporary declines in the value of investments. Actual amounts could differ significantly from these estimates.
Recent Accounting Pronouncements
During the first quarter of 2011, we adopted the following accounting standards, which had no material effect on our consolidated results of operations or financial condition:
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
We generally sell our products and services separately, but in some circumstances products and services may be sold in bundles that contain multiple deliverables. A sale that includes multiple deliverables is evaluated to determine the units of accounting, and the revenue from the arrangement is allocated to each item requiring separate revenue recognition based on the relative selling price and corresponding terms of the contract. We strive to use vendor-specific objective evidence of selling price. When this evidence is not available, we are generally not able to determine third-party evidence of selling price because of the extent of customization among competing products or services from other companies. In these cases, estimated selling price is determined based on the particular circumstances of the arrangement and is used to allocate revenues to each unit of accounting. Revenue is recognized incrementally as the necessary criteria for each item is met.

We adopted this guidance for the three months ended March 31, 2011. The adoption of this guidance had no effect on our consolidated results of operations and financial condition for the three months ended March 31, 2011.
In October 2009, the FASB issued Update No. 2009-14, which amends the Software topic of the ASC. The amendments in this update change the accounting model for revenue arrangements that include both tangible products and software elements. Tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality is no longer within the scope of the software revenue guidance in Subtopic 985-605 of the ASC. In addition, the amendments in this update require that hardware components of a tangible product containing software components always be excluded from the software revenue guidance. In that regard, the amendments provide additional guidance on how to determine which software, if any, relating to the tangible product also would be excluded from the scope of the software revenue guidance. The amendments also provide guidance on how a vendor should allocate arrangement consideration to deliverables in an arrangement that includes both tangible products and software. The amendments also provide further guidance on how to allocate arrangement consideration when an arrangement includes deliverables both included and excluded from the scope of the software revenue guidance. We adopted this guidance for the three months ended March 31, 2011. The adoption of this guidance had no effect on our consolidated results of operations and financial condition for the three months ended March 31, 2011.
2. INCOME TAXES
Our effective tax rate decreased from 35.7% in the three months ended March 31, 2010 to 30.7% in the three months ended March 31, 2011. The decrease is primarily due to the research and development tax credit and increased tax benefits from a higher volume of stock option exercises during the first quarter of 2011. The tax provision rate in the first quarter of 2010 did not include the benefit of the research and development tax credit, which expired on December 31, 2009. The credit was reinstated during the fourth quarter of 2010. The inclusion of this benefit in the first quarter of 2011 resulted in a 2.2 percentage point decrease in our tax rate. Also, increased benefits from a higher volume of stock option exercises in the first quarter of 2011 resulted in a 3.9 percentage point decrease in our tax rate.
3. STOCK-BASED COMPENSATION
The following table summarizes the stock-based compensation expense related to stock options, restricted stock units (RSUs) and restricted stock under the Stock Compensation Topic of the FASB ASC for the three months ended March 31, 2011 and 2010, which was recognized as follows:

	Three Months Ended
	March 31,
(In thousands)	2011	2010

Stock-based compensation expense included in cost of sales	$91	$68

Selling, general and administrative expense	1,007	750
Research and development expense	991	871

Stock-based compensation expense included in operating expenses	1,998	1,621

Total stock-based compensation expense	2,089	1,689
Tax benefit for expense associated with non-qualified options	(440)	(177)

Total stock-based compensation expense, net of tax	$1,649	$1,512

The fair value of our stock options was estimated using the Black-Scholes model. The determination of the fair value of stock options on the date of grant using the Black-Scholes model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables that may have a significant impact on the fair value estimate.

There were no options granted during the three month period ended March 31, 2011. The weighted-average assumptions and value of options granted for the three months ended March 31, 2010 are summarized as follows:

	Three Months Ended
	March 31,
	2011	2010
Expected volatility	—	41.29%
Risk-free interest rate	—	2.52%
Expected dividend yield	—	1.59%
Expected life (in years)	—	5.22
Weighted-average estimated value	$—	$7.86
The fair value of our RSUs is calculated using a Monte Carlo Simulation valuation method. There were no RSU grants during the three months ended March 31, 2011 or 2010.
The fair value of restricted stock is equal to the closing price of our stock on the date of grant. There were no restricted stock grants during the three months ended March 31, 2011 or 2010.
Stock-based compensation expense recognized in our Consolidated Statements of Income for the three months ended March 31, 2011 and 2010 is based on options, RSUs and restricted stock ultimately expected to vest, and has been reduced for estimated forfeitures. Estimated forfeitures for stock options were based upon historical experience and approximate 2.0% annually. We estimated a 0% forfeiture rate for our RSUs and restricted stock due to the limited number of recipients and historical experience for these awards.
As of March 31, 2011, total compensation expense related to non-vested stock options, RSUs and restricted stock not yet recognized was approximately $18.1 million, which is expected to be recognized over an average remaining recognition period of 2.9 years.
The following table is a summary of our stock options outstanding as of December 31, 2010 and March 31, 2011 and the changes that occurred during the three months ended March 31, 2011:

			Weighted Avg.
			Remaining	Aggregate
	Number of	Weighted Avg.	Contractual	Intrinsic
(In thousands, except per share amounts)	Options	Exercise Price	Life In years	Value
Options outstanding, December 31, 2010	6,234	$23.09	6.21	$81,561
Options granted	—	$—
Options cancelled/forfeited	(23)	$25.07
Options exercised	(1,653)	$19.42

Options outstanding, March 31, 2011	4,558	$24.41	6.80	$82,295

Options exercisable, March 31, 2011	2,318	$23.08	5.05	$44,921

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (the difference between ADTRAN’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2011. The aggregate intrinsic value will change based on the fair market value of ADTRAN’s stock.
The total pre-tax intrinsic value of options exercised during the three month period ended March 31, 2011 was $37.4 million.

The following table is a summary of our RSUs and restricted stock outstanding as of December 31, 2010 and March 31, 2011 and the changes that occurred during the three months ended March 31, 2011:

Weighted
Average
	Number of	Grant Date
(In thousands, except per share amounts)	shares	Fair Value
RSUs and restricted stock outstanding, December 31, 2010	87	$28.46
RSUs and restricted stock granted	—	—
RSUs and restricted stock vested	—	—
RSUs and restricted stock cancelled/forfeited	—	—

Unvested RSUs and restricted stock, March 31, 2011	87	$28.46

4. INVESTMENTS
At March 31, 2011, we held the following securities and investments, recorded at either fair value or cost.

	Amortized	Gross Unrealized		Carrying
(In thousands)	Cost	Gains	Losses	Value

Deferred compensation plan assets	$5,738	$839	$—	$6,577
Corporate bonds	183,761	668	(294)	184,135
Municipal fixed-rate bonds	133,700	371	(53)	134,018
Municipal variable rate demand notes	58,710	—	—	58,710
Fixed income bond fund	527	232	—	759
Marketable equity securities	11,940	32,993	(132)	44,801

Available-for-sale securities held at fair value	$394,376	$35,103	$(479)	$429,000

Restricted investment held at cost				48,250
Other investments held at cost				2,103

Total carrying value of available-for-sale investments				$479,353

At December 31, 2010, we held the following securities and investments, recorded at either fair value or cost.

	Amortized	Gross Unrealized		Carrying
(In thousands)	Cost	Gains	Losses	Value

Deferred compensation plan assets	$3,483	$770	$(7)	$4,246
Corporate bonds	126,671	630	(229)	127,072
Municipal fixed-rate bonds	71,212	268	(13)	71,467
Municipal variable rate demand notes	116,745	—	—	116,745
Fixed income bond fund	526	220	—	746
Marketable equity securities	11,486	36,657	(133)	48,010

Available-for-sale securities held at fair value	$330,123	$38,545	$(382)	$368,286

Restricted investment held at cost				48,250
Other investments held at cost				2,103

Total carrying value of available-for-sale investments				$418,639

At March 31, 2011, we held $6.6 million of deferred compensation plan assets, carried at fair value.
At March 31, 2011, we held $184.1 million of corporate bonds. These bonds are classified as available-for-sale and had an average duration of 2.3 years at March 31, 2011. At March 31, 2011, approximately 1% of our corporate bond portfolio had a credit rating of AAA, 16% had a credit rating of AA, 52% had a credit rating of A, and 31% had a credit rating of BBB.
At March 31, 2011, we held $134.0 million of municipal fixed-rate bonds. These bonds are classified as available-for-sale and had an average duration of 1.5 years at March 31, 2011. At March 31, 2011, approximately 21% of our municipal fixed-rate bond portfolio had a credit rating of AAA, 64% had a credit rating of AA, and 15% had a credit rating of A. Because our bond portfolio has a high quality rating and contractual maturities of a short duration, we are able to obtain prices for these bonds derived from observable market inputs, or for similar securities traded in an active market, on a daily basis.
At March 31, 2011, we held $58.7 million of municipal variable rate demand notes, all of which were classified as available-for-sale. At March 31, 2011, 30% of our municipal variable rate demand notes had a credit rating of AAA, 55% had a credit rating of AA, 15% had a credit rating of A, and all contained put options of seven days. Despite the long-term nature of their stated contractual maturities, we routinely buy and sell these securities and we believe that we have the ability to quickly liquidate them. Our investments in these securities are recorded at fair value, and the interest rates reset every seven days. We believe we have the ability to sell our variable rate demand notes to the remarketing agent, tender agent or issuer at par value plus accrued interest in the event we decide to liquidate our investment in a particular variable rate demand note. At March 31, 2011, approximately 38% of our variable rate demand notes were supported by letters of credit from banks that we believe to be in good financial condition. The remaining 62% of our variable rate demand notes were supported by standby purchase agreements. As a result of these factors, we had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from these investments. All income generated from these investments was recorded as interest income. We have not recorded any losses relating to municipal variable rate demand notes.
At March 31, 2011, we held $0.8 million of a fixed income bond fund.
At March 31, 2011, we held $44.8 million of marketable equity securities, including a single security, of which we held 1.4 million shares, carried at a fair value of $29.8 million. We sold 93 thousand shares of this security during the three months ended March 31, 2011. The sale of this security resulted in proceeds of $2.1 million and a realized gain of $2.0 million. This single security traded approximately 1.1 million shares per day in the first quarter of 2011 in an active market on a European stock exchange. This single security comprises $29.3 million of the gross unrealized gains included in the fair value of our marketable equity securities at March 31, 2011. The remaining $3.7 million of gross unrealized gains and $0.1 million of gross unrealized losses at March 31, 2011 were spread amongst more than 400 equity securities.
At March 31, 2011, we held a $48.3 million restricted certificate of deposit, which is carried at cost. This investment serves as a collateral deposit against the principal amount outstanding under loans made to ADTRAN pursuant to an Alabama State Industrial Development Authority revenue bond (the Bond). At March 31, 2011, the estimated fair value of the Bond was approximately $43.7 million, based on a debt security with a comparable interest rate and maturity and a Standard and Poor’s credit rating of A+. We have the right to set-off the balance of the Bond with the collateral deposit in order to reduce the balance of the indebtedness. For more information on the Bond, see “Debt” under “Liquidity and Capital Resources” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 2 of Part I of this report.
At March 31, 2011, we held $2.1 million of other investments carried at cost, consisting of interests in two private equity funds and an investment in a privately held telecommunications equipment manufacturer. The fair value of these investments was estimated to be approximately $10.8 million at March 31, 2011, based on unobservable inputs including information supplied by the company and the fund managers. We have committed to invest up to an aggregate of $7.9 million in the two private equity funds, and we have contributed $8.0 million as of March 31, 2011, of which $7.4 million has been applied toward these commitments. As of March 31, 2011, we have received distributions related to these two private equity funds of $7.2 million, of which $0.9 million was recorded as investment income. These investments are carried at cost, net of distributions, with distributions in excess of our investment recorded as investment income. The duration of each of these commitments is ten years with $0.4 million expiring in 2013 and $0.1 million expiring in 2012. We have not been required to record any impairment losses related to these investments during the three months ended March 31, 2011.

We review our investment portfolio for potential “other-than-temporary” declines in value on an individual investment basis. We assess, on a quarterly basis, significant declines in value which may be considered other-than-temporary and, if necessary, recognize and record the appropriate charge to write-down the carrying value of such investments. In making this assessment, we take into consideration qualitative and quantitative information, including but not limited to the following: the magnitude and duration of historical declines in market prices, credit rating activity, assessments of liquidity, public filings, and statements made by the issuer. We generally begin our identification of potential other-than-temporary impairments by reviewing any security with a fair value that has declined from its original or adjusted cost basis by 25% or more for six or more consecutive months. We then evaluate the individual security based on the previously identified factors to determine the amount of the write-down, if any. As a result of our review, we recorded an other-than-temporary impairment charge of $4 thousand during the first quarter of 2011 related to one marketable equity security. For the three months ended March 31, 2010, we recorded an other-than-temporary impairment charge of $2 thousand related to one marketable equity security.
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

	Fair Value Measurements at March 31, 2011 Using
		Quoted Prices
		in Active	Significant
		Market for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash equivalents
Money market funds	$14,276	$14,276	$—	$—

Available-for-sale securities
Deferred compensation plan assets	6,577	6,577	—	—
Available-for-sale debt securities
Corporate bonds	184,135	—	184,135	—
Municipal fixed-rate bonds	134,018	—	134,018	—
Municipal variable rate demand notes	58,710	—	58,710	—
Fixed income bond fund	759	759	—	—
Available-for-sale marketable equity securities
Equity securities — technology industry	31,201	31,201	—	—
Equity securities — other	13,600	13,600	—	—

Available-for-sale securities	429,000	52,137	376,863	—

Total	$443,276	$66,413	$376,863	$—

	Fair Value Measurements at December 31, 2010 Using
		Quoted Prices
		in Active	Significant
		Market for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash equivalents
Money market funds	$14,532	$14,532	$—	$—

Available-for-sale securities
Deferred compensation plan assets	4,246	4,246	—	—
Available-for-sale debt securities
Corporate bonds	127,072	—	127,072	—
Municipal fixed-rate bonds	71,467	—	71,467	—
Municipal variable rate demand notes	116,745	—	116,745	—
Fixed income bond fund	746	746	—	—
Available-for-sale marketable equity securities
Equity securities — technology industry	35,596	35,596	—	—
Equity securities — other	12,414	12,414	—	—

Available-for-sale securities	368,286	53,002	315,284	—

Total	$382,818	$67,534	$315,284	$—

As of March 31, 2011 and December 31, 2010, the fair value of the investments in available-for-sale Level 2 corporate bonds and municipal fixed-rate bonds was $318.2 million and $198.5 million, respectively. The fair value of these securities is calculated using a weighted average market price for each security. Market prices are obtained from a variety of industry standard data providers, security master files from large financial institutions, and other third-party sources. These multiple market prices are used as inputs into a distribution-curve-based algorithm to determine the daily market value of each security.
As of March 31, 2011 and December 31, 2010, the fair value of the investments in available-for-sale Level 2 municipal variable rate demand notes was $58.7 million and $116.7 million, respectively. These securities have a structure that implies a standard expected market price. The frequent interest rate resets make it reasonable to expect the price to stay at par. These securities are priced at the expected market price.
5. INVENTORY
At March 31, 2011 and December 31, 2010, inventory consisted of the following:

	March 31,	December 31,
(In thousands)	2011	2010
Raw materials	$42,446	$43,897
Work in process	3,807	2,871
Finished goods	32,781	27,506

Total	$79,034	$74,274

We establish reserves for estimated excess, obsolete, or unmarketable inventory equal to the difference between the cost of the inventory and the estimated fair value of the inventory based upon assumptions about future demand and market conditions. At March 31, 2011 and December 31, 2010, raw materials reserves totaled $8.0 million and $7.3 million, respectively, and finished goods inventory reserves totaled $1.9 million and $1.6 million, respectively.

6. STOCKHOLDERS’ EQUITY
A summary of the changes in stockholders’ equity for the three months ended March 31, 2011 is as follows:

Stockholders’
(In thousands)	Equity
Balance, December 31, 2010	$572,322
Net income	34,258
Dividend payments	(5,775)
Dividends accrued for unvested restricted stock units	(10)
Net change in unrealized gains and losses on marketable securities (net of deferred taxes)	(2,651)
Reclassification adjustment for amounts included in net income (net of deferred taxes)	(159)
Foreign currency translation adjustment	87
Proceeds from stock option exercises	31,815
Tax benefits from stock option exercises	9,942
Stock-based compensation expense	2,089

Balance, March 31, 2011	$641,918

Stock Repurchase Program
Since 1997, our Board of Directors has approved multiple share repurchase programs that have authorized open market repurchase transactions of up to 30 million shares of our common stock. During the three months ended March 31, 2011, we did not repurchase any shares of our common stock. We have the authority to purchase an additional 2.0 million shares of our common stock under the plan approved by the Board of Directors on April 14, 2008.
Stock Option Exercises
We issued 1.7 million shares of treasury stock during the three months ended March 31, 2011 to accommodate employee stock option exercises. The stock options had exercise prices ranging from $10.50 to $36.64. We received proceeds totaling $31.8 million from the exercise of these stock options during the three months ended March 31, 2011.
Dividend Payments
During the first quarter of 2011, we paid cash dividends as follows (in thousands except per share amount):

Record Date	Payment Date	Per Share Amount	Total Dividend Paid

February 3, 2011	February 17, 2011	$0.09	$5,775

Comprehensive Income
Comprehensive income consists of net income, net change in unrealized gains and losses on marketable securities, reclassification adjustments for amounts included in net income related to impaired securities and foreign currency translation adjustments.

	Three Months Ended
	March 31,
(In thousands)	2011	2010

Net income	$34,258	$18,194
Net change in unrealized gains and losses related to marketable securities, net of deferred tax benefit (expense) of $673 and $(2,772) for the three months ended March 31, 2011 and 2010, respectively	(2,651)	4,622
Reclassification adjustment for amounts included in net income, net of deferred tax benefit of $43 and $31 for the three months ended March 31, 2011 and 2010, respectively	(159)	(52)
Foreign currency translation adjustment	87	168

Total comprehensive income	$31,535	$22,932

7. EARNINGS PER SHARE
A summary of the calculation of basic and diluted earnings per share for the three months ended March 31, 2011 and 2010 is as follows:

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2011	2010
Numerator
Net income	$34,258	$18,194

Denominator
Weighted average number of shares — basic	64,189	61,999
Effect of dilutive securities
Stock options	1,711	1,045
Restricted stock and restricted stock units	57	16

Weighted average number of shares — diluted	65,957	63,060

Net income per share — basic	$0.53	$0.29
Net income per share — diluted	$0.52	$0.29
Anti-dilutive options to purchase common stock outstanding were excluded from the above calculations. Anti-dilutive options totaled 0.9 million and 3.3 million for the three months ended March 31, 2011 and 2010, respectively.
8. SEGMENT INFORMATION
We operate in two reportable segments: (1) the Carrier Networks Division and (2) the Enterprise Networks Division. We evaluate the performance of our segments based on gross profit; therefore, selling, general and administrative expenses, research and development expenses, interest and dividend income, interest expense, net realized investment gain/loss, other expense, net and provision for income taxes are reported on an entity-wide basis only. There are no inter-segment revenues.

The following table presents information about the reported sales and gross profit of our reportable segments for the three months ended March 31, 2011 and 2010. Asset information by reportable segment is not reported, since we do not produce such information internally.

	Three Months Ended
	March 31, 2011		March 31, 2010
(In thousands)	Sales	Gross Profit	Sales	Gross Profit
Carrier Networks	$132,360	$79,498	$99,524	$59,266
Enterprise Networks	33,162	19,297	27,503	16,062

Total	$165,522	$98,795	$127,027	$75,328

Sales by Product
Our three major product categories are Carrier Systems, Business Networking and Loop Access.
Carrier Systems products are used by communications service providers to provide data, voice and video services to consumers and enterprises. The Carrier Systems category includes our broadband access products comprised of Total Access® 5000 multi-service access and aggregation platform products, Total Access 1100/1200 Series Fiber-To-The-Node (FTTN) products, and Digital Subscriber Line Access Multiplexer (DSLAM) products. Our broadband access products are used by service providers to deliver high-speed Internet access, Voice over Internet Protocol (VoIP), IP Television (IPTV), and/or Ethernet services from the central office or remote terminal locations to customer premises. The Carrier Systems category also includes our optical access products. These products consist of optical access multiplexers including our family of OPTI products and our Optical Networking Edge (ONE) products. Optical access products are used to deliver higher bandwidth services, or to aggregate large numbers of low bandwidth services for transportation across fiber optic infrastructure. Total Access 1500 products, 303 concentrator products, M13 multiplexer products, and a number of mobile backhaul products are also included in the Carrier Systems product category.
Business Networking products provide access to telecommunication services, facilitating the delivery of converged services and Unified Communications to the small and mid-sized enterprises (SME) market. The Business Networking category includes Internetworking products and Integrated Access Devices (IADs). Internetworking products consist of our Total Access IP Business Gateways, Optical Network Terminals (ONTs), and NetVanta product lines. NetVanta products include multi-service routers, managed Ethernet switches, IP Private Branch Exchange (PBX) products, IP phone products, Unified Communications solutions, Unified Threat Management (UTM) solutions, and Carrier Ethernet Network Terminating Equipment (NTE). IAD products consist of our Total Access 600 Series and the Total Access 850.
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
The table below presents sales information by product category for the three months ended March 31, 2011 and 2010.

	Three Months Ended
	March 31,
(In thousands)	2011	2010
Carrier Systems	$86,750	$58,093
Business Networking	36,363	26,457
Loop Access	42,409	42,477

Total	$165,522	$127,027

In addition, we identify subcategories of product revenues, which we divide into growth products, representing our primary growth areas, and traditional products. Our growth products consist of Broadband Access and Optical Access products (included in Carrier Systems) and Internetworking products (included in Business Networking) and our traditional products include HDSL products (included in Loop Access) and other products not included in the aforementioned growth products.

Subcategory revenues included in the above are as follows:

	Three Months Ended
	March 31,
(In thousands)	2011	2010

Growth Products
Broadband Access (included in Carrier Systems)	$51,782	$36,362
Optical Access (included in Carrier Systems)	20,916	11,259
Internetworking (NetVanta & Multi-service Access Gateways) (included in Business Networking)	32,883	22,183

Total	105,581	69,804

Traditional Products
HDSL (does not include T1) (included in Loop Access)	40,945	39,930
Other products (excluding HDSL)	18,996	17,293

Total	59,941	57,223

Total	$165,522	$127,027

Sales by Geographic Region
The table below presents sales information by geographic area for the three months ended March 31, 2011 and 2010. International sales correlate to shipments with a non-U.S. destination.

	Three Months Ended
	March 31,	March 31,
(In thousands)	2011	2010
United States	$153,113	$120,300
International	12,409	6,727

Total	$165,522	$127,027

9. LIABILITY FOR WARRANTY RETURNS
Our products generally include warranties of one to ten years for product defects. We accrue for warranty returns at the time revenue is recognized based on our estimate of the cost to repair or replace the defective products. We engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers. Our products continue to become more complex in both size and functionality as many of our product offerings migrate from line card applications to systems products. The increasing complexity of our products will cause warranty incidences, when they arise, to be more costly. Our estimates regarding future warranty obligations may change due to product failure rates, material usage, and other rework costs incurred in correcting a product failure. In addition, from time to time, specific warranty accruals may be recorded if unforeseen problems arise. Should our actual experience relative to these factors be worse than our estimates, we will be required to record additional warranty expense. Alternatively, if we provide for more reserves than we require, we will reverse a portion of such provisions in future periods. The liability for warranty obligations totaled $3.5 million at March 31, 2011 and $3.3 million at December 31, 2010. These liabilities are included in accrued expenses in the accompanying Consolidated Balance Sheets.

A summary of warranty expense and write-off activity for the three months ended March 31, 2011 and 2010 is as follows:

Three Months Ended March 31,
(In thousands)	2011	2010
Balance at beginning of period	$3,304	$2,833
Plus: Amounts charged to cost and expenses	835	771
Less: Deductions	(620)	(703)

Balance at end of period	$3,519	$2,901

10. RELATED PARTY TRANSACTIONS
We employ the law firm of our director emeritus for legal services. All bills for services rendered by this firm are reviewed and approved by our Chief Financial Officer. We believe that the fees for such services are comparable to those charged by other firms for services rendered to us. For the three months ended March 31, 2011 and 2010, we incurred fees of $10 thousand per month for these legal services.
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
We have committed to invest up to an aggregate of $7.9 million in two private equity funds, and we have contributed $8.0 million as of March 31, 2011, of which $7.4 million has been applied to these commitments. See Note 4 of Notes to Consolidated Financial Statements for additional information.
12. SUBSEQUENT EVENTS
On April 12, 2011, we announced that our Board of Directors declared a quarterly cash dividend of $0.09 per common share to be paid to stockholders of record at the close of business on April 28, 2011. The payment date will be May 12, 2011. The quarterly dividend payment will be approximately $5.8 million. In July 2003, our Board of Directors elected to begin declaring quarterly dividends on our common stock considering the tax treatment of dividends and adequate levels of Company liquidity.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes that appear elsewhere in this document.
OVERVIEW
ADTRAN, Inc. designs, manufactures and markets solutions and provides services and support for communications networks. Our solutions are widely deployed by providers of communications services (serviced by our Carrier Networks Division), and small and mid-sized enterprises (SMEs) (serviced by our Enterprise Networks Division), and enable voice, data, video and Internet communications across wireline and wireless networks. Many of these solutions are currently in use by every major United States and many global service providers, as well as by many public, private and governmental organizations worldwide.
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
Our three major product categories are Carrier Systems, Business Networking and Loop Access. Carrier Systems products are used by communications service providers to provide data, voice and video services to consumers and enterprises. Business Networking products provide access to telecommunication services, facilitating the delivery of converged services and Unified Communications to the SME market. Loop Access products are used by carrier and enterprise customers for access to copper-based telecommunications networks.
In addition, we identify subcategories of product revenues, which we divide into growth products, representing our primary growth areas, and traditional products. Our growth products consist of Broadband Access and Optical Access products (included in Carrier Systems) and Internetworking products (included in Business Networking) and our traditional products include HDSL products (included in Loop Access) and other products not included in the aforementioned growth products. Many of our customers are migrating their networks to deliver higher bandwidth services by utilizing newer technologies. We believe that products and services offered in our primary growth areas position us well for this migration. Despite short-term increases, we anticipate that revenues of many of our traditional products, including HDSL, will decline over time; however, revenues from these products may continue for years because of the time required for our customers to transition to newer technologies.
See Note 8 of Notes to Consolidated Financial Statements in this report for further information regarding these product categories.
Sales were $165.5 million for the three months ended March 31, 2011 compared to $127.0 million for the three months ended March 31, 2010. Product revenues for our three primary growth areas, Broadband Access, Optical Access and Internetworking, were $105.6 million for the three months ended March 31, 2011 compared to $69.8 million for the three months ended March 31, 2010. Our gross margin increased to 59.7% for the three months ended March 31, 2011 from 59.3% for the three months ended March 31, 2010. Our operating income margin increased to 27.6% for the three months ended March 31, 2011 from 20.0% for the three months ended March 31, 2010. Net income was $34.3 million for the three months ended March 31, 2011 compared to $18.2 million for the three months ended March 31, 2010. Our effective tax rate decreased to 30.7% for the three months ended March 31, 2011 from 35.7% for the three months ended March 31, 2010. Earnings per share, assuming dilution, were $0.52 for the three months ended March 31, 2011 compared to $0.29 for the three months ended March 31, 2010.

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
Accordingly, our historical financial performance is not necessarily a meaningful indicator of future results, and, in general, management expects that our financial results may vary from period to period. A list of factors that could materially affect our business, financial condition or operating results is included under “Factors That Could Affect Our Future Results” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 2 of Part I of this report. These factors have also been discussed in more detail in Item 1A of Part I in our most recent Annual Report on Form 10-K for the year ended December 31, 2010, filed on February 25, 2011 with the SEC.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our critical accounting policies and estimates have not changed significantly from those detailed in our most recent Annual Report on Form 10-K for the year ended December 31, 2010, filed on February 25, 2011 with the SEC.
EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS
See Note 1 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition, which is incorporated herein by reference.
RESULTS OF OPERATIONS — THREE MONTHS ENDED MARCH 31, 2011 COMPARED TO THREE MONTHS ENDED MARCH 31, 2010
SALES
ADTRAN’s sales increased 30.3% from $127.0 million in the three months ended March 31, 2010 to $165.5 million in the three months ended March 31, 2011. This increase in sales is primarily attributable to a $15.4 million increase in sales of our Broadband Access products, a $10.7 million increase in sales of our Internetworking products, and a $9.7 million increase in sales of our Optical Access products.
Carrier Networks sales increased 33.0% from $99.5 million in the three months ended March 31, 2010 to $132.4 million in the three months ended March 31, 2011. The increase is primarily attributable to increases in Broadband Access, Optical Access, Internetworking NTE product sales and other traditional product sales.
Enterprise Networks sales increased 20.6% from $27.5 million in the three months ended March 31, 2010 to $33.2 million in the three months ended March 31, 2011. The increase is primarily attributable to an increase in sales of Internetworking products, partially offset by decreases in sales of other traditional products. Internetworking product sales attributable to Enterprise Networks were 85.0% of the division’s sales in the three months ended March 31, 2011, compared to 73.6% in the three months ended March 31, 2010. Traditional products primarily comprise the remainder of Enterprise Networks sales. Enterprise Networks sales as a percentage of total sales decreased from 21.7% for the three months ended March 31, 2010 to 20.0% for the three months ended March 31, 2011.

International sales, which are included in the Carrier Networks and Enterprise Networks amounts discussed above, increased 84.5% from $6.7 million in the three months ended March 31, 2010 to $12.4 million in the three months ended March 31, 2011. International sales, as a percentage of total sales, increased from 5.3% for the three months ended March 31, 2010 to 7.5% for the three months ended March 31, 2011. International sales increased in the three months ended March 31, 2011 compared to the three months ended March 31, 2010 primarily due to an increase in sales in Latin America and Europe.
Carrier System product sales increased $28.7 million in the three months ended March 31, 2011 compared to the three months ended March 31, 2010 primarily due to a $15.4 million increase in Broadband Access product sales and a $9.7 million increase in Optical Access product sales. The increase in Broadband Access product sales is primarily attributable to continued growth in deployments of our TA 5000 products.
Business Networking product sales increased $9.9 million in the three months ended March 31, 2011 compared to the three months ended March 31, 2010, primarily due to a $10.7 million increase in Internetworking product sales across both divisions. Growth in Internetworking product sales occurred across all product sectors, including access routers, Ethernet switches, IP business gateways, IP PBXs and NTE products. This increase was partially offset by a decrease of $1.3 million in sales of traditional products as customers shifted to newer technologies. Many of these newer technologies are integral to our Internetworking product area.
Loop Access product sales decreased $0.1 million in the three months ended March 31, 2011 compared to the three months ended March 31, 2010 primarily due to decreases in other traditional products, offset by a $1.7 million increase in HDSL product sales.
COST OF SALES
As a percentage of sales, cost of sales decreased from 40.7% in the three months ended March 31, 2010 to 40.3% in the three months ended March 31, 2011. The decrease in cost of sales as a percentage of sales is primarily attributable to improved product mix, cost absorption and manufacturing efficiencies achieved at the higher production volumes, partially offset by higher inventory obsolescence and warranty provisions and an increase in lower margin installation services revenue.
Carrier Networks cost of sales, as a percent of division sales, decreased from 40.5% in the three months ended March 31, 2010 to 39.9% in the three months ended March 31, 2011. The decrease in Carrier Networks cost of sales as a percentage of sales is primarily attributable to the impact of changes in the cost elements discussed above.
Enterprise Networks cost of sales, as a percent of division sales, increased from 41.6% in the three months ended March 31, 2010 to 41.8% in the three months ended March 31, 2011. The increase in Enterprise Networks cost of sales as a percentage of sales is primarily attributable to a higher cost product mix and higher inventory obsolescence and warranty provisions.
An important part of our strategy is to reduce the product cost of each succeeding product generation and then to lower the product’s price based on the cost savings achieved. This may cause variations in our gross profit percentage due to timing differences between the recognition of cost reductions and the lowering of product selling prices.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses increased 8.6% from $27.2 million in the three months ended March 31, 2010 to $29.6 million in the three months ended March 31, 2011. The increase in selling, general and administrative expenses is primarily related to increased staffing and fringe benefit costs due to increased headcount, and increases in recruiting expense and travel expenses.
Selling, general and administrative expenses as a percentage of sales decreased from 21.4% in the three months ended March 31, 2010 to 17.9% in the three months ended March 31, 2011. Selling, general and administrative expenses as a percentage of sales may fluctuate whenever there is a significant fluctuation in revenues for the periods being compared.

RESEARCH AND DEVELOPMENT EXPENSES
Research and development expenses increased 3.8% from $22.8 million in the three months ended March 31, 2010 to $23.6 million in the three months ended March 31, 2011. The increase in research and development expenses reflects increased staffing and fringe benefit costs due to increased headcount, partially offset by a decrease in engineering supplies and testing expenses. Testing activities in the first quarter of 2010 resulted in substantial expenditures related to our Optical Access products. As a percentage of sales, research and development expenses decreased from 17.9% in the three months ended March 31, 2010 to 14.3% in the three months ended March 31, 2011. Research and development expenses as a percentage of sales will fluctuate whenever there are incremental product development activities or a significant fluctuation in revenues for the periods being compared.
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
INTEREST AND DIVIDEND INCOME
Interest and dividend income increased 17.2% from $1.5 million in the three months ended March 31, 2010 to $1.8 million in the three months ended March 31, 2011. This increase is primarily related to a 21% increase in our average investment balance, partially offset by a reduction in the average rate of return on these investments as a result of lower interest rates.
INTEREST EXPENSE
Interest expense, which is primarily related to our taxable revenue bond, remained constant at $0.6 million in each of the three months ended March 31, 2011 and 2010. See “Liquidity and Capital Resources” below for additional information on our revenue bond.
NET REALIZED INVESTMENT GAIN
Net realized investment gain increased from $2.2 million in the three months ended March 31, 2010 to $2.8 million in the three months ended March 31, 2011. This increase is primarily a result of realized gains related to the realignment of our fixed income portfolio. See “Investing Activities” in “Liquidity and Capital Resources” below for additional information.
OTHER EXPENSE, NET
Other expense, net, comprised primarily of miscellaneous income, gains and losses on foreign currency transactions, investment account management fees, scrap raw material sales, and gains and losses on the disposal of property, plant and equipment occurring in the normal course of business, decreased from $0.2 million in the three months ended March 31, 2010 to $0.1 million in the three months ended March 31, 2011.
INCOME TAXES
Our effective tax rate decreased from 35.7% in the three months ended March 31, 2010 to 30.7% in the three months ended March 31, 2011. The decrease is primarily due to the research and development tax credit and increased tax benefits from a higher volume of stock option exercises during the first quarter of 2011. The tax provision rate in the first quarter of 2010 did not include the benefit of the research and development tax credit, which expired on December 31, 2009. The credit was reinstated during the fourth quarter of 2010. The inclusion of this benefit in the first quarter of 2011 resulted in a 2.2 percentage point decrease in our tax rate. Also, increased benefits from a higher volume of stock option exercises in the first quarter of 2011 resulted in a 3.9 percentage point decrease in our tax rate.

NET INCOME
As a result of the above factors, net income increased $16.1 million from $18.2 million in the three months ended March 31, 2010 to $34.3 million in the three months ended March 31, 2011.
As a percentage of sales, net income increased from 14.3% in the three months ended March 31, 2010 to 20.7% in the three months ended March 31, 2011.
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
At March 31, 2011, cash on hand was $37.3 million and short-term investments were $99.5 million, which resulted in available short-term liquidity of $136.8 million. At December 31, 2010, our cash on hand of $31.7 million and short-term investments of $157.5 million resulted in available short-term liquidity of $189.2 million. The decrease in short-term liquidity from December 31, 2010 to March 31, 2011 primarily reflects a realignment of our fixed income portfolio from short-term to long-term, which increased long-term investments by $118.7 million during the three months ended March 31, 2011.
Operating Activities
Our working capital, which consists of current assets less current liabilities, decreased 15.1% from $305.0 million as of December 31, 2010 to $258.9 million as of March 31, 2011. The quick ratio, defined as cash, cash equivalents, short-term investments, and net accounts receivable, divided by current liabilities, decreased from 5.21 as of December 31, 2010 to 3.18 as of March 31, 2011. The current ratio, defined as current assets divided by current liabilities, decreased from 7.10 as of December 31, 2010 to 4.72 as of March 31, 2011. Our working capital, the quick ratio, and the current ratio decreased due to a decrease in short-term investments of $58.0 million, which was a result of the realignment of our fixed income portfolio from short-term to long-term, and an increase in accounts payable of $11.1 million and an increase in deferred revenue of $7.4 million. Generally, the change in accounts payable is due to variations in the timing of the receipt of supplies, inventory and services and our subsequent payments for these purchases. Generally, fluctuations in deferred revenue result from variations in the timing of customer payments and our revenue recognition under contract terms for hardware acceptance, installation services and post-sale support and maintenance services.
Net accounts receivable increased 19.1% from $70.9 million at December 31, 2010 to $84.5 million at March 31, 2011. Our allowance for doubtful accounts was $0.2 million at December 31, 2010 and $0.1 million at March 31, 2011. Quarterly accounts receivable days sales outstanding (DSO) increased from 39 days as of December 31, 2010 to 46 days as of March 31, 2011. Net accounts receivable and DSO increased for the quarter ended March 31, 2011 due to the timing of sales and collections during the quarter. Other receivables increased from $4.0 million at December 31, 2010 to $12.7 million at March 31, 2011. Generally, the change in other receivables is due to the timing of shipments and payments received for materials supplied to our contract manufacturers.
Quarterly inventory turnover decreased from 3.8 turns as of December 31, 2010 to 3.5 turns as of March 31, 2011. Inventory increased 6.4% from December 31, 2010 to March 31, 2011. Our investment in inventory increased during the first quarter of 2011 to support increasing customer demand, increases in inventories related to an increase in installation services activities, and to mitigate component supply constraints broadly affecting the industry. We expect inventory levels to fluctuate as we attempt to maintain sufficient inventory in response to seasonal cycles of our business; ensuring competitive lead times while managing the risk of inventory obsolescence that may occur due to rapidly changing technology and customer demand.
Accounts payable increased 48.8% from $22.8 million at December 31, 2010 to $33.9 million at March 31, 2011. Generally, the change in accounts payable is due to variations in the timing of the receipt of supplies, inventory and services and our subsequent payments for these purchases.

Investing Activities
Capital expenditures totaled approximately $3.0 million and $2.3 million for the three months ended March 31, 2011 and 2010, respectively. These expenditures were primarily used to purchase manufacturing and test equipment and computer software and hardware.
Our combined short-term and long-term investments increased $60.7 million from $418.6 million at December 31, 2010 to $479.4 million at March 31, 2011. This increase reflects the impact of additional funds available for investment provided by our operating activities and stock option exercises by our employees, reduced by our cash needs for equipment acquisitions and dividends, as well as net realized and unrealized losses and amortization of net premiums on our combined investments.
We invest all available cash not required for immediate use in operations primarily in securities that we believe bear minimal risk of loss. At March 31, 2011 these investments included municipal variable rate demand notes of $58.7 million, municipal fixed-rate bonds of $134.0 million and corporate bonds of $184.1 million. At December 31, 2010, these investments included municipal variable rate demand notes of $116.7 million, municipal fixed-rate bonds of $71.5 million and corporate bonds of $127.1 million.
At March 31, 2011, we held $58.7 million of municipal variable rate demand notes, all of which were classified as available-for-sale. At March 31, 2011, 30% of our municipal variable rate demand notes had a credit rating of AAA, 55% had a credit rating of AA, 15% had a credit rating of A, and all contained put options of seven days. Despite the long-term nature of their stated contractual maturities, we routinely buy and sell these securities and we believe that we have the ability to quickly liquidate them. Our investments in these securities are recorded at fair value, and the interest rates reset every seven days. We believe we have the ability to sell our variable rate demand notes to the remarketing agent, tender agent or issuer at par value plus accrued interest in the event we decide to liquidate our investment in a particular variable rate demand note. At March 31, 2011, approximately 38% of our variable rate demand notes were supported by letters of credit from banks that we believe to be in good financial condition. The remaining 62% of our variable rate demand notes were supported by standby purchase agreements. As a result of these factors, we had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from these investments. All income generated from these investments was recorded as interest income. We have not been required to record any losses relating to municipal variable rate demand notes.
At March 31, 2011, we held $134.0 million of municipal fixed-rate bonds. These bonds are classified as available-for-sale and had an average duration of 1.5 years at March 31, 2011. At March 31, 2011, approximately 21% of our municipal fixed-rate bond portfolio had a credit rating of AAA, 64% had a credit rating of AA, and 15% had a credit rating of A.
At March 31, 2011, we held $184.1 million of corporate bonds. These bonds are classified as available-for-sale and had an average duration of 2.3 years at March 31, 2011. At March 31, 2011, approximately 1% of our corporate bond portfolio had a credit rating of AAA, 16% had a credit rating of AA, 52% had a credit rating of A, and 31% had a credit rating of BBB.
Because our bond portfolio has a high quality rating and contractual maturities of a short duration, we are able to obtain prices for these bonds derived from observable market inputs, or for similar securities traded in an active market, on a daily basis.
Our long-term investments increased 45.4% from $261.2 million at December 31, 2010 to $379.8 million at March 31, 2011. The primary reasons for the increase in our long-term investments during the first quarter of 2011 was a realignment of our fixed income portfolio supported by cash generated from operations and proceeds from stock options exercised by our employees. Long-term investments at March 31, 2011 and December 31, 2010 included an investment in a certificate of deposit of $48.3 million, which serves as collateral for our revenue bonds, as discussed below. We have various equity investments included in long-term investments at a cost of $11.9 million and $11.5 million, and with a fair value of $44.8 million and $48.0 million, at March 31, 2011 and December 31, 2010, respectively, including a single equity security, of which we held 1.4 million shares and 1.5 million shares, carried at $29.8 million and $34.2 million of fair value at March 31, 2011 and December 31, 2010, respectively. The single security traded approximately 1.1 million shares per day in the first quarter of 2011 in an active market on a European stock exchange. Of the gross unrealized gains included in the fair value of our marketable securities at March 31, 2011, this single security comprised $29.3 million of this unrealized gain. Long-term investments at March 31, 2011 also include $6.6 million related to our deferred compensation plan; $2.1 million of other investments carried at cost, consisting of interests in two private equity funds and an investment in a privately held telecommunications equipment manufacturer; and $0.8 million of a fixed income bond fund.

We review our investment portfolio for potential “other-than-temporary” declines in value on an individual investment basis. We assess, on a quarterly basis, significant declines in value which may be considered other-than-temporary and, if necessary, recognize and record the appropriate charge to write-down the carrying value of such investments. In making this assessment, we take into consideration qualitative and quantitative information, including but not limited to the following: the magnitude and duration of historical declines in market prices, credit rating activity, assessments of liquidity, public filings, and statements made by the issuer. We generally begin our identification of potential other-than-temporary impairments by reviewing any security with a fair value that has declined from its original or adjusted cost basis by 25% or more for six or more consecutive months. We then evaluate the individual security based on the previously identified factors to determine the amount of the write-down, if any. As a result of our review, we recorded an other-than-temporary impairment charge of $4 thousand during the first quarter of 2011 related to one marketable equity security. For the three months ended March 31, 2010, we recorded an other-than-temporary impairment charge of $2 thousand related to one marketable equity security.
Financing Activities
Dividends
In July 2003, our Board of Directors elected to begin declaring quarterly dividends on our common stock considering the tax treatment of dividends and adequate levels of Company liquidity. During the three months ended March 31, 2011, we paid dividends totaling $5.8 million.
Debt
We have amounts outstanding under loans made pursuant to an Alabama State Industrial Development Authority revenue bond (the Bond) which totaled $48.0 million at March 31, 2011 and December 31, 2010. At March 31, 2011, the estimated fair value of the Bond was approximately $43.7 million, based on a debt security with a comparable interest rate and maturity and a Standard & Poor’s credit rating of A+. Included in long-term investments are restricted funds in the amount of $48.3 million at March 31, 2011 and December 31, 2010, which is a collateral deposit against the principal amount of the Bond. We have the right to set-off the balance of the Bond with the collateral deposit in order to reduce the balance of the indebtedness. The Bond matures on January 1, 2020, and bears interest at the rate of 5% per annum. In conjunction with this program, we are eligible to receive certain economic incentives from the state of Alabama that reduce the amount of payroll withholdings we are required to remit to the state for those employment positions that qualify under this program.
We are required to make payments in the amounts necessary to pay the principal and interest on the amounts currently outstanding. Based on positive cash flow from operating activities, we have decided to continue early partial redemptions of the Bond. It is our intent to make annual principal payments in addition to the interest amounts that are due. In connection with this decision, $1.5 million of the Bond debt has been classified as a current liability in the Consolidated Balance Sheet.
Stock Repurchase Program
Since 1997, our Board of Directors has approved multiple share repurchase programs authorizing open market repurchase transactions of up to 30 million shares of our common stock. During the three months ended March 31, 2011, we did not repurchase any shares of our common stock. We have the authority to purchase an additional 2.0 million shares of our common stock under the plan approved by the Board of Directors on April 14, 2008.
To accommodate employee stock option exercises, we issued 1.7 million shares of treasury stock for $31.8 million during the three months ended March 31, 2011. During the three months ended March 31, 2010, we issued 0.2 million shares of treasury stock for $2.3 million.

Off-Balance Sheet Arrangements and Contractual Obligations
We do not have off-balance sheet financing arrangements and have not engaged in any related party transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources. During the three months ended March 31, 2011, there have been no material changes in contractual obligations and commercial commitments from those discussed in our most recent Annual Report on Form 10-K for the year ended December 31, 2010 filed on February 25, 2011 with the SEC.
We have committed to invest up to an aggregate of $7.9 million in two private equity funds, and we have contributed $8.0 million as of March 31, 2011, of which $7.4 million has been applied to these commitments. See Note 4 of Notes to Consolidated Financial Statements for additional information.
FACTORS THAT COULD AFFECT OUR FUTURE RESULTS
The following are some of the risks that could affect our financial performance or could cause actual results to differ materially from those expressed or implied in our forward-looking statements:
•	Our operating results may fluctuate in future periods, which may adversely affect our stock price.
•	Our revenue for a particular period can be difficult to predict, and a shortfall in revenue may harm our operating results.
•	General economic conditions may reduce our revenues and harm our operating results.
•	Our exposure to the credit risks of our customers and distributors may make it difficult to collect accounts receivable and could adversely affect our operating results and financial condition.
•	We expect gross margin to vary over time, and our level of product gross margin may not be sustainable.
•	We must continue to update and improve our products and develop new products in order to compete and to keep pace with improvements in telecommunications technology.
•	Our products may not continue to comply with the regulations governing their sale, which may harm our business.
•	Our failure or the failure of our contract manufacturers to comply with applicable environmental regulations could adversely impact our results of operations.
•	If our products do not interoperate with our customers’ networks, installations may be delayed or cancelled, which could harm our business.
•	The lengthy approval process required by major and other service providers for new products could result in fluctuations in our revenue.
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

•	Managing our inventory is complex and may include write-downs of excess or obsolete inventory.
•	We may pursue acquisitions, which may expose us to a number of risks. If we are unable to mitigate these risks, our business may be negatively impacted.
•	Increased sales volume in international markets could result in increased costs or loss of revenue due to factors inherent in these markets.
•	We may be adversely affected by fluctuations in currency exchange rates.
•	Our success depends on our ability to reduce the selling prices of succeeding generations of our products.

•	Our failure to maintain rights to intellectual property used in our business could adversely affect the development, functionality, and commercial value of our products.
•	Software under license from third parties for use in certain of our products may not continue to be available to us on commercially reasonable terms.
•	We may incur liabilities or become subject to litigation that would have a material effect on our business.
•	Consolidation and deterioration in the competitive service provider market could result in a significant decrease in our revenue.
•	We depend on distributors who maintain inventories of our products. If the distributors reduce their inventories of these products, our sales could be adversely affected.
•	If we are unable to successfully develop relationships with system integrators, service providers, and enterprise value added resellers, our sales may be negatively affected.
•	If we fail to manage our exposure to worldwide financial and securities markets successfully, our operating results and financial statements could be materially impacted.
•	Changes in our effective tax rate or assessments arising from tax audits may have an adverse impact on our results.
•	Our success depends on attracting and retaining key personnel.
•	Regulatory and potential physical impacts of climate change may affect our customers and our production operations, resulting in adverse effects on our operating results.
•
While we believe our internal control over financial reporting is adequate, a failure to maintain effective internal control over financial reporting as our business expands could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

•	The price of our common stock has been volatile and may continue to fluctuate significantly.
The foregoing list of risks is not exclusive. For a more detailed description of the risk factors associated with our business, see Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010, filed on February 25, 2011 with the SEC.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to financial market risks, including changes in interest rates and prices of marketable equity and fixed-income securities. The primary objective of the large majority of our investment activities is to preserve principal while at the same time achieving appropriate yields without significantly increasing risk. To achieve this objective, a majority of our marketable securities are investment grade, municipal, fixed-rate bonds, municipal variable rate demand notes and municipal money market instruments denominated in United States dollars. At March 31, 2011, 30% of our municipal variable rate demand notes had a credit rating of AAA, 55% had a rating of AA, and 15% had a credit rating of A, and all contained put options of seven days. At March 31, 2011, approximately 21% of our municipal fixed-rate bonds had a credit rating of AAA, 64% had a credit rating of AA, and the remaining 15% had a credit rating of A. At March 31, 2011, approximately 1% of our corporate bond portfolio had a credit rating of AAA, 16% had a credit rating of AA, 52% had a credit rating of A, and 31% had a credit rating of BBB.
We maintain depository investments with certain financial institutions. Although these depository investments may exceed government insured depository limits, we have evaluated the credit worthiness of these financial institutions, and determined the risk of material financial loss due to exposure of such credit risk to be minimal. As of March 31, 2011, $26.8 million of our cash and cash equivalents, primarily certain domestic money market funds and foreign depository accounts, were in excess of government provided insured depository limits.
As of March 31, 2011, approximately $393.0 million of our cash and investments may be directly affected by changes in interest rates. We have performed a hypothetical sensitivity analysis assuming market interest rates increase or decrease by 50 basis points (bps) for an entire year, while all other variables remain constant. At March 31, 2011, we held $86.7 million of money market instruments and municipal variable rate demand notes where a change in interest rates would impact our interest income. A hypothetical 50 bps decline in interest rates as of March 31, 2011 would reduce annualized interest income on our money market instruments and municipal variable rate demand notes by approximately $0.3 million. In addition, we held $306.3 million of fixed-rate municipal bonds and corporate bonds whose fair values may be directly affected by a change in interest rates. A hypothetical 50 bps increase in interest rates as of March 31, 2011 would reduce the fair value of our municipal fixed-rate bonds and corporate bonds by approximately $2.1 million.

As of March 31, 2010, approximately $268.6 million of our cash and investments was subject to being directly affected by changes in interest rates. We have performed a hypothetical sensitivity analysis assuming market interest rates increase or decrease by 50 bps for the entire year, while all other variables remain constant. A hypothetical 50 bps decline in interest rates as of March 31, 2010 would have reduced annualized interest income on our cash, money market instruments and municipal variable rate demand notes by approximately $0.4 million. In addition, a hypothetical 50 bps increase in interest rates as of March 31, 2010 would have reduced the fair value of our municipal fixed-rate bonds and corporate bonds by approximately $1.2 million.
For further information about the fair value of our available-for-sale investments as of March 31, 2011 see Note 4 of Notes to Consolidated Financial Statements.
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
PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
A list of factors that could materially affect our business, financial condition or operating results is included under “Factors That Could Affect Our Future Results” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 2 of Part I of this report. There have been no material changes to the risk factors as disclosed in Item 1A of Part I of our most recent Annual Report on Form 10-K for the year ended December 31, 2010, filed on February 25, 2011 with the SEC.
ITEM 6. EXHIBITS
Exhibits.

Exhibit No.	Description
31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADTRAN, INC. (Registrant)
Date: May 5, 2011	/s/ James E. Matthews
James E. Matthews
Senior Vice President — Finance, Chief Financial Officer, Treasurer, Secretary and Director (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications