Form 10-Q
period 2011-06-30
ADTRAN INC
filed 2011-08-02
CIK 926282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2011
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

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller Reporting Company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date:

Class	Outstanding at July 21, 2011
Common Stock, $.01 Par Value	64,435,328 shares

ADTRAN, INC.
Quarterly Report on Form 10-Q
For the Three and Six Months Ended June 30, 2011

Item		Page
Number		Number

PART I. FINANCIAL INFORMATION

1	Financial Statements:

	Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010 — (Unaudited)	3

	Consolidated Statements of Income for the three and six months ended June 30, 2011 and 2010 — (Unaudited)	4

	Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010 — (Unaudited)	5

	Notes to Consolidated Financial Statements — (Unaudited)	6

2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

3	Quantitative and Qualitative Disclosures About Market Risk	28

4	Controls and Procedures	28

PART II. OTHER INFORMATION

1A	Risk Factors	29

6	Exhibits	29

SIGNATURE		30

EXHIBIT INDEX		31

Exhibit 31
Exhibit 32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
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
ADTRAN, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	June 30,	December 31,
	2011	2010
ASSETS
Current Assets
Cash and cash equivalents	$23,787	$31,677
Short-term investments	138,690	157,479
Accounts receivable, less allowance for doubtful accounts of $21 and $162 at June 30, 2011 and December 31, 2010, respectively	83,266	70,893
Other receivables	10,425	3,962
Income tax receivable, net	805	2,741
Inventory	86,676	74,274
Prepaid expenses	3,362	3,270
Deferred tax assets, net	12,150	10,617

Total Current Assets	359,161	354,913

Property, plant and equipment, net	74,961	73,986
Other assets	1,825	1,915
Long-term investments	372,432	261,160

Total Assets	$808,379	$691,974

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$38,488	$22,785
Unearned revenue	9,312	10,138
Accrued expenses	5,957	4,913
Accrued wages and benefits	10,551	12,125

Total Current Liabilities	64,308	49,961

Deferred tax liabilities, net	8,802	10,350
Other non-current liabilities	15,086	11,841
Bonds payable	46,500	47,500

Total Liabilities	134,696	119,652

Commitments and contingencies (see Note 11)

Stockholders’ Equity
Common stock, par value $0.01 per share; 200,000 shares authorized; 79,652 shares issued and 64,722 shares outstanding at June 30, 2011 and 79,652 shares issued and 63,010 shares outstanding at December 31, 2010	797	797
Additional paid-in capital	208,349	193,866
Accumulated other comprehensive income	21,218	26,948
Retained earnings	785,493	731,962
Less treasury stock at cost: 14,930 and 16,642 shares at June 30, 2011 and December 31, 2010, respectively	(342,174)	(381,251)

Total Stockholders’ Equity	673,683	572,322

Total Liabilities and Stockholders’ Equity	$808,379	$691,974

See notes to consolidated financial statements

ADTRAN, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Sales	$184,227	$150,361	$349,749	$277,388
Cost of sales	77,400	61,032	144,127	112,731

Gross Profit	106,827	89,329	205,622	164,657

Selling, general and administrative expenses	30,898	28,455	60,450	55,659
Research and development expenses	24,619	22,257	48,256	45,036

Operating Income	51,310	38,617	96,916	63,962

Interest and dividend income	2,003	1,654	3,792	3,181
Interest expense	(594)	(595)	(1,196)	(1,198)
Net realized investment gain	3,372	2,464	6,139	4,656
Other expense, net	(117)	(188)	(242)	(375)

Income before provision for income taxes	55,974	41,952	105,409	70,226

Provision for income taxes	(19,031)	(14,201)	(34,208)	(24,281)

Net Income	$36,943	$27,751	$71,201	$45,945

Weighted average shares outstanding — basic	64,690	62,172	64,441	62,086

Weighted average shares outstanding — diluted	66,135	63,488	66,044	63,281

Earnings per common share — basic	$0.57	$0.45	$1.10	$0.74

Earnings per common share — diluted	$0.56	$0.44	$1.08	$0.73

Dividend per share	$0.09	$0.09	$0.18	$0.18
See notes to consolidated financial statements

ADTRAN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net income	$71,201	$45,945
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,469	5,218
Amortization of net premium on available-for-sale investments	2,992	2,211
Net realized gain on long-term investments	(6,139)	(4,656)
Net loss on disposal of property, plant and equipment	17	12
Stock-based compensation expense	4,165	3,497
Deferred income taxes	(192)	(2,183)
Tax benefit from stock option exercises	10,318	1,757
Excess tax benefits from stock-based compensation arrangements	(9,180)	(1,579)
Changes in operating assets and liabilities:
Accounts receivable, net	(12,373)	(3,596)
Other receivables	(6,463)	(3,929)
Income tax receivable, net	1,936	—
Inventory	(12,402)	(18,273)
Prepaid expenses and other assets	(176)	(647)
Accounts payable	14,703	18,512
Accrued expenses and other liabilities	1,870	5,798
Income tax payable, net	—	892

Net cash provided by operating activities	65,746	48,979

Cash flows from investing activities:
Purchases of property, plant and equipment	(6,287)	(4,789)
Proceeds from sales and maturities of available-for-sale investments	237,459	111,985
Purchases of available-for-sale investments	(335,870)	(137,688)

Net cash used in investing activities	(104,698)	(30,492)

Cash flows from financing activities:
Proceeds from stock option exercises	33,022	7,409
Purchases of treasury stock	—	(10,330)
Dividend payments	(11,596)	(11,171)
Excess tax benefits from stock-based compensation arrangements	9,180	1,579

Net cash provided by (used in) financing activities	30,606	(12,513)

Net increase (decrease) in cash and cash equivalents	(8,346)	5,974
Effect of exchange rate changes	456	(602)
Cash and cash equivalents, beginning of period	31,677	24,135

Cash and cash equivalents, end of period	$23,787	$29,507

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
Recent Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. While ASU 2011-05 changes the presentation of comprehensive income, it does not change the components that are recognized in net income or comprehensive income under current accounting guidance. This update is effective for fiscal years, and interim periods within those years, ending after December 15, 2011, with early adoption permitted. Since ASU 2011-05 affects presentation only, it will have no effect on our consolidated results of operations or financial condition.
In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs(ASU 2011-04). ASU 2011-04 is intended to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. The amendments are of two types: (i) those that clarify the Board’s intent about the application of existing fair value measurement and disclosure requirements and (ii) those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This update is effective for annual periods beginning after December 15, 2011. We do not expect the adoption of this amendment will have a material impact on our consolidated results of operations or financial condition.

During the six months ended June 30, 2011, we adopted the following accounting standards, which had no material effect on our consolidated results of operations or financial condition:
In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Multiple-Deliverable Revenue Arrangements (ASU 2009-13). ASU 2009-13 provides amendments to the criteria in Subtopic 605-25 of the ASC for separating consideration in multiple-deliverable arrangements. As a result of those amendments, multiple-deliverable arrangements will be separated in more circumstances than under existing U.S. GAAP. ASU 2009-13 establishes a selling price hierarchy for determining the selling price of a deliverable and will replace the term fair value in the revenue allocation guidance with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. ASU 2009 -13 will also eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and will require that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis.
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
We adopted this amendment during the first quarter of 2011. The adoption of this amendment had no effect on our consolidated results of operations and financial condition for the three or six months ended June 30, 2011.
In October 2009, the FASB issued Accounting Standards Update No. 2009-14, Certain Revenue Arrangements that Include Software Arrangements. ASU 2009-14 changes the accounting model for revenue arrangements that include both tangible products and software elements. Tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of the software revenue guidance in Subtopic 985-605 of the ASC. In addition, ASU 2009-14 requires that hardware components of a tangible product containing software components always be excluded from the software revenue guidance. In that regard, ASU 2009-14 provides additional guidance on how to determine which software, if any, relating to the tangible product also would be excluded from the scope of the software revenue guidance. ASU 2009-14 also provides guidance on how a vendor should allocate arrangement consideration to deliverables in an arrangement that includes both tangible products and software. ASU 2009-14 also provides further guidance on how to allocate arrangement consideration when an arrangement includes deliverables both included and excluded from the scope of the software revenue guidance. We adopted this amendment during the first quarter of 2011. The adoption of this amendment had no effect on our consolidated results of operations and financial condition for the three or six months ended June 30, 2011.
2. INCOME TAXES
Our effective tax rate decreased from 34.6% in the six months ended June 30, 2010 to 32.5% in the six months ended June 30, 2011. The decrease is primarily attributable to the research tax credit and increased tax benefits from a higher volume of stock option exercises during the six months ended June 30, 2011. The inclusion of the benefit for the research tax credit in the six months ended June 30, 2011 resulted in a 2.2 percentage point decrease in our tax rate. In addition, increased benefits from a higher volume of stock option exercises during the six months ended June 30, 2011 resulted in a 1.6 percentage point decrease in our tax rate.
The tax provision rate in 2010 was affected by a benefit related to the completion of an audit for the years 2006 and 2007 by the Internal Revenue Service and a larger manufacturer's deduction. The completion of the audit provided a 1.0 percentage point benefit during the six months ended June 30, 2010. The higher manufacturer's deduction resulted in a 0.7 percentage point benefit in our effective tax rate for the six months ended June 30, 2010. Also, the tax provision rate in the first six months of 2010 did not include the benefit of the research tax credit, which expired on December 31, 2009. The credit was reinstated during the fourth quarter of 2010.

3. STOCK-BASED COMPENSATION
The following table summarizes the stock-based compensation expense related to stock options, restricted stock units (RSUs) and restricted stock under the Stock Compensation Topic of the FASB Accounting Standards Codification (ASC) for the three and six months ended June 30, 2011 and 2010, which was recognized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2011	2010	2011	2010
Stock-based compensation expense included in cost of sales	$89	$73	$180	$141

Selling, general and administrative expense	999	835	2,006	1,585
Research and development expense	988	900	1,979	1,771

Stock-based compensation expense included in operating expenses	1,987	1,735	3,985	3,356

Total stock-based compensation expense	2,076	1,808	4,165	3,497
Tax benefit for expense associated with non-qualified options	(276)	(195)	(716)	(372)

Total stock-based compensation expense, net of tax	$1,800	$1,613	$3,449	$3,125

The fair value of our stock options was estimated using the Black-Scholes model. The determination of the fair value of stock options on the date of grant using the Black-Scholes model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables that may have a significant impact on the fair value estimate.
The weighted-average assumptions and value of options granted for the three and six months ended June 30, 2011 and 2010 are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Expected volatility	37.68%	39.94%	37.68%	41.00%
Risk-free interest rate	2.18%	2.45%	2.18%	2.50%
Expected dividend yield	0.86%	1.31%	0.86%	1.53%
Expected life (in years)	4.94	5.04	4.94	5.18
Weighted-average estimated value	$13.93	$9.39	$13.93	$8.19
The fair value of our RSUs is calculated using a Monte Carlo Simulation valuation method. There were no RSU grants during the six months ended June 30, 2011 or 2010.
The fair value of restricted stock is equal to the closing price of our stock on the date of grant. There were no restricted stock grants during the six months ended June 30, 2011 or 2010.
Stock-based compensation expense recognized in our Consolidated Statements of Income for the three and six months ended June 30, 2011 and 2010 is based on options, RSUs and restricted stock ultimately expected to vest, and has been reduced for estimated forfeitures. Estimated forfeitures for stock options were based upon historical experience and approximate 2% annually. We estimated a 0% forfeiture rate for our RSUs and restricted stock due to the limited number of recipients and historical experience for these awards.

As of June 30, 2011, total compensation expense related to non-vested stock options, RSUs and restricted stock not yet recognized was approximately $16.0 million, which is expected to be recognized over an average remaining recognition period of 2.7 years.
The following table is a summary of our stock options outstanding as of December 31, 2010 and June 30, 2011 and the changes that occurred during the six months ended June 30, 2011:

			Weighted Avg.
			Remaining	Aggregate
	Number of	Weighted Avg.	Contractual	Intrinsic
(In thousands, except per share amounts)	Options	Exercise Price	Life In Years	Value
Options outstanding, December 31, 2010	6,234	$23.09	6.21	$81,561
Options granted	5	$41.92
Options cancelled/forfeited	(40)	$25.15
Options exercised	(1,719)	$19.39

Options outstanding, June 30, 2011	4,480	$24.51	6.59	$63,635

Options exercisable, June 30, 2011	2,256	$23.22	4.85	$34,947

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (the difference between ADTRAN’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2011. The aggregate intrinsic value will change based on the fair market value of ADTRAN’s stock.
The total pre-tax intrinsic value of options exercised during the three and six month periods ended June 30, 2011 was $1.5 million and $38.9 million, respectively.
The following table is a summary of our RSUs and restricted stock outstanding as of December 31, 2010 and June 30, 2011 and the changes that occurred during the six months ended June 30, 2011:

Weighted
Average
	Number of	Grant Date
(In thousands, except per share amounts)	Shares	Fair Value
RSUs and restricted stock outstanding, December 31, 2010	87	$28.46
RSUs and restricted stock granted	—	$—
RSUs and restricted stock vested	—	$—
RSUs and restricted stock cancelled/forfeited	—	$—

Unvested RSUs and restricted stock, June 30, 2011	87	$28.46

4. INVESTMENTS
At June 30, 2011, we held the following securities and investments, recorded at either fair value or cost.

	Amortized	Gross Unrealized		Carrying
(In thousands)	Cost	Gains	Losses	Value

Deferred compensation plan assets	$6,438	$351	$—	$6,789
Corporate bonds	200,280	971	(362)	200,889
Municipal fixed-rate bonds	117,262	597	(5)	117,854
Municipal variable rate demand notes	94,870	—	—	94,870
Fixed income bond fund	526	225	—	751
Marketable equity securities	12,119	27,516	(212)	39,423

Available-for-sale securities held at fair value	$431,495	$29,660	$(579)	$460,576

Restricted investment held at cost				48,250
Other investments held at cost				2,296

Total carrying value of available-for-sale investments				$511,122

At December 31, 2010, we held the following securities and investments, recorded at either fair value or cost.

	Amortized	Gross Unrealized		Carrying
(In thousands)	Cost	Gains	Losses	Value

Deferred compensation plan assets	$3,483	$770	$(7)	$4,246
Corporate bonds	126,671	630	(229)	127,072
Municipal fixed-rate bonds	71,212	268	(13)	71,467
Municipal variable rate demand notes	116,745	—	—	116,745
Fixed income bond fund	526	220	—	746
Marketable equity securities	11,486	36,657	(133)	48,010

Available-for-sale securities held at fair value	$330,123	$38,545	$(382)	$368,286

Restricted investment held at cost				48,250
Other investments held at cost				2,103

Total carrying value of available-for-sale investments				$418,639

At June 30, 2011, we held $6.8 million of deferred compensation plan assets, carried at fair value.
At June 30, 2011, we held $200.9 million of corporate bonds. These bonds are classified as available-for-sale and had an average duration of 2.2 years at June 30, 2011. At June 30, 2011, approximately 1% of our corporate bond portfolio had a credit rating of AAA, 14% had a credit rating of AA, 55% had a credit rating of A, and 30% had a credit rating of BBB. Because our bond portfolio has a high quality rating and contractual maturities of a short duration, we are able to obtain prices for these bonds derived from observable market inputs, or for similar securities traded in an active market, on a daily basis.

At June 30, 2011, we held $117.9 million of municipal fixed-rate bonds. These bonds are classified as available-for-sale and had an average duration of 1.3 years at June 30, 2011. At June 30, 2011, approximately 24% of our municipal fixed-rate bond portfolio had a credit rating of AAA, 58% had a credit rating of AA, and 18% had a credit rating of A. Because our bond portfolio has a high quality rating and contractual maturities of a short duration, we are able to obtain prices for these bonds derived from observable market inputs, or for similar securities traded in an active market, on a daily basis.
At June 30, 2011, we held $94.9 million of municipal variable rate demand notes, all of which were classified as available-for-sale. At June 30, 2011, 27% of our municipal variable rate demand notes had a credit rating of AAA, 63% had a credit rating of AA, 10% had a credit rating of A, and all contained put options of seven days. Despite the long-term nature of their stated contractual maturities, we routinely buy and sell these securities and we believe that we have the ability to quickly liquidate them. Our investments in these securities are recorded at fair value, and the interest rates reset every seven days. We believe we have the ability to sell our variable rate demand notes to the remarketing agent, tender agent or issuer at par value plus accrued interest in the event we decide to liquidate our investment in a particular variable rate demand note. At June 30, 2011, approximately 24% of our variable rate demand notes were supported by letters of credit from banks that we believe to be in good financial condition. The remaining 76% of our variable rate demand notes were supported by standby purchase agreements. As a result of these factors, we had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from these investments. All income generated from these investments was recorded as interest income. We have not recorded any losses relating to municipal variable rate demand notes.
At June 30, 2011, we held $0.8 million of a fixed income bond fund.
At June 30, 2011, we held $39.4 million of marketable equity securities, including a single security, of which we held 1.3 million shares, carried at a fair value of $24.3 million. We sold 0.2 million shares of this security during the six months ended June 30, 2011. The sale of this security resulted in proceeds of $4.2 million and a realized gain of $4.1 million. This single security traded approximately 0.9 million shares per day in the first six months of 2011 in an active market on a European stock exchange. This single security comprises $23.8 million of the gross unrealized gains included in the fair value of our marketable equity securities at June 30, 2011. The remaining $3.7 million of gross unrealized gains and $0.2 million of gross unrealized losses at June 30, 2011 were spread amongst more than 400 equity securities.
At June 30, 2011, we held a $48.3 million restricted certificate of deposit, which is carried at cost. This investment serves as a collateral deposit against the principal amount outstanding under loans made to ADTRAN pursuant to an Alabama State Industrial Development Authority revenue bond (the Bond). At June 30, 2011, the estimated fair value of the Bond was approximately $46.0 million, based on a debt security with a comparable interest rate and maturity and a Standard and Poor’s credit rating of A+. We have the right to set-off the balance of the Bond with the collateral deposit in order to reduce the balance of the indebtedness. For more information on the Bond, see “Debt” under “Liquidity and Capital Resources” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 2 of Part I of this report.
At June 30, 2011, we held $2.3 million of other investments carried at cost, consisting of interests in two private equity funds and an investment in a privately held telecommunications equipment manufacturer. The fair value of these investments was estimated to be approximately $10.5 million at June 30, 2011, based on unobservable inputs including information supplied by the company and the fund managers. We have committed to invest up to an aggregate of $7.9 million in the two private equity funds, and we have contributed $8.4 million as of June 30, 2011, of which $7.7 million has been applied toward these commitments. As of June 30, 2011, we have received distributions related to these two private equity funds of $7.9 million, of which $1.4 million was recorded as investment income. These investments are carried at cost, net of distributions, with distributions in excess of our investment recorded as investment income. The remaining commitment under the funds is $0.2 million, which expires in 2013. We have not been required to record any impairment losses related to these investments during the six months ended June 30, 2011.
We review our investment portfolio for potential “other-than-temporary” declines in value on an individual investment basis. We assess, on a quarterly basis, significant declines in value which may be considered other-than-temporary and, if necessary, recognize and record the appropriate charge to write-down the carrying value of such investments. In making this assessment, we take into consideration qualitative and quantitative information, including but not limited to the following: the magnitude and duration of historical declines in market prices, credit rating activity, assessments of liquidity, public filings, and statements made by the issuer. We generally begin our identification of potential other-than-temporary impairments by reviewing any security with a fair value that has declined from its original or adjusted cost basis by 25% or more for six or more consecutive months. We then evaluate the individual security based on the previously identified factors to determine the amount of the write-down, if any. As a result of our review, we recorded an other-than-temporary impairment charge of $12 thousand during the six months ended June 30, 2011 related to three marketable equity securities. For the six months ended June 30, 2010, we recorded an other-than-temporary impairment charge of $42 thousand related to three marketable equity securities.

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

	Fair Value Measurements at June 30, 2011 Using
		Quoted Prices
		in Active	Significant
		Market for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash equivalents
Money market funds	$10,737	$10,737	$—	$—

Available-for-sale securities
Deferred compensation plan assets	6,789	6,789	—	—
Available-for-sale debt securities
Corporate bonds	200,889	—	200,889	—
Municipal fixed-rate bonds	117,854	—	117,854	—
Municipal variable rate demand notes	94,870	—	94,870	—
Fixed income bond fund	751	751	—	—
Available-for-sale marketable equity securities
Equity securities — technology industry	25,591	25,591	—	—
Equity securities — other	13,832	13,832	—	—

Available-for-sale securities	460,576	46,963	413,613	—

Total	$471,313	$57,700	$413,613	$—

	Fair Value Measurements at December 31, 2010 Using
		Quoted Prices
		in Active	Significant
		Market for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash equivalents
Money market funds	$14,532	$14,532	$—	$—

Available-for-sale securities
Deferred compensation plan assets	4,246	4,246	—	—
Available-for-sale debt securities
Corporate bonds	127,072	—	127,072	—
Municipal fixed-rate bonds	71,467	—	71,467	—
Municipal variable rate demand notes	116,745	—	116,745	—
Fixed income bond fund	746	746	—	—
Available-for-sale marketable equity securities
Equity securities — technology industry	35,596	35,596	—	—
Equity securities — other	12,414	12,414	—	—

Available-for-sale securities	368,286	53,002	315,284	—

Total	$382,818	$67,534	$315,284	$—

As of June 30, 2011 and December 31, 2010, the fair value of the investments in available-for-sale Level 2 corporate bonds and municipal fixed-rate bonds was $318.7 million and $198.5 million, respectively. The fair value of these securities is calculated using a weighted average market price for each security. Market prices are obtained from a variety of industry standard data providers, security master files from large financial institutions, and other third-party sources. These multiple market prices are used as inputs into a distribution-curve-based algorithm to determine the daily market value of each security.
As of June 30, 2011 and December 31, 2010, the fair value of the investments in available-for-sale Level 2 municipal variable rate demand notes was $94.9 million and $116.7 million, respectively. These securities have a structure that implies a standard expected market price. The frequent interest rate resets make it reasonable to expect the price to stay at par. These securities are priced at the expected market price.
5. INVENTORY
At June 30, 2011 and December 31, 2010, inventory consisted of the following:

	June 30,	December 31,
(In thousands)	2011	2010
Raw materials	$44,177	$43,897
Work in process	6,327	2,871
Finished goods	36,172	27,506

Total	$86,676	$74,274

We establish reserves for estimated excess, obsolete, or unmarketable inventory equal to the difference between the cost of the inventory and the estimated fair value of the inventory based upon assumptions about future demand and market conditions. At June 30, 2011 and December 31, 2010, raw materials reserves totaled $7.8 million and $7.3 million, respectively, and finished goods inventory reserves totaled $2.0 million and $1.6 million, respectively.

6. STOCKHOLDERS’ EQUITY
A summary of the changes in stockholders’ equity for the six months ended June 30, 2011 is as follows:

Stockholders’
(In thousands)	Equity
Balance, December 31, 2010	$572,322
Net income	71,201
Dividend payments	(11,596)
Dividends accrued for unvested restricted stock units	(19)
Net change in unrealized gains and losses on marketable securities (net of deferred taxes)	(5,791)
Reclassification adjustment for amounts included in net income (net of deferred taxes)	(395)
Foreign currency translation adjustment	456
Proceeds from stock option exercises	33,022
Tax benefits from stock option exercises	10,318
Stock-based compensation expense	4,165

Balance, June 30, 2011	$673,683

Stock Repurchase Program
Since 1997, our Board of Directors has approved multiple share repurchase programs that have authorized open market repurchase transactions of up to 30 million shares of our common stock. During the six months ended June 30, 2011, we did not repurchase any shares of our common stock. We have the authority to purchase an additional 2.0 million shares of our common stock under the plan approved by the Board of Directors on April 14, 2008.
Stock Option Exercises
We issued 1.7 million shares of treasury stock during the six months ended June 30, 2011 to accommodate employee stock option exercises. The stock options had exercise prices ranging from $10.50 to $36.64. We received proceeds totaling $33.0 million from the exercise of these stock options during the six months ended June 30, 2011.
Dividend Payments
During the six months ended June 30, 2011, we paid cash dividends as follows (in thousands except per share amount):

Record Date	Payment Date	Per Share Amount	Total Dividend Paid

February 3, 2011	February 17, 2011	$0.09	$5,775
April 28, 2011	May 12, 2011	$0.09	$5,821

Comprehensive Income
Comprehensive income consists of net income, net change in unrealized gains and losses on marketable securities, reclassification adjustments for amounts included in net income related to impaired securities and foreign currency translation adjustments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2011	2010	2011	2010

Net income	$36,943	$27,751	$71,201	$45,945
Net change in unrealized gains and losses related to marketable securities, net of deferred tax benefit of $2,029 and $3,404 for the three months ended June 30, 2011 and 2010, respectively, and $2,702 and $631 for the six months ended June 30, 2011 and 2010, respectively	(3,140)	(5,678)	(5,791)	(1,056)
Reclassification adjustment for amounts included in net income, net of deferred tax benefit of $146 and $96 for the three months ended June 30, 2011 and 2010, respectively, and $186 and $127 for the six months ended June 30, 2011 and 2010, respectively	(236)	(160)	(395)	(212)
Foreign currency translation adjustment	369	(770)	456	(602)

Total comprehensive income	$33,936	$21,143	$65,471	$44,075

7. EARNINGS PER SHARE
A summary of the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2011 and 2010 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2011	2010	2011	2010
Numerator
Net income	$36,943	$27,751	$71,201	$45,945

Denominator
Weighted average number of shares — basic	64,690	62,172	64,441	62,086
Effect of dilutive securities
Stock options	1,387	1,281	1,547	1,169
Restricted stock and restricted stock units	58	35	56	26

Weighted average number of shares — diluted	66,135	63,488	66,044	63,281

Net income per share — basic	$0.57	$0.45	$1.10	$0.74
Net income per share — diluted	$0.56	$0.44	$1.08	$0.73
Anti-dilutive options to purchase common stock outstanding were excluded from the above calculations. Anti-dilutive options totaled 0.9 million and 2.1 million for the three months ended June 30, 2011 and 2010, respectively, and 0.9 million and 2.8 million for the six months ended June 30, 2011 and 2010, respectively.
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

The following table presents information about the reported sales and gross profit of our reportable segments for the three and six months ended June 30, 2011 and 2010. Asset information by reportable segment is not reported, since we do not produce such information internally.

	Three Months Ended
	June 30, 2011		June 30, 2010
(In thousands)	Sales	Gross Profit	Sales	Gross Profit
Carrier Networks	$150,492	$87,465	$117,579	$70,273
Enterprise Networks	33,735	19,362	32,782	19,056

Total	$184,227	$106,827	$150,361	$89,329

	Six Months Ended
	June 30, 2011		June 30, 2010
(In thousands)	Sales	Gross Profit	Sales	Gross Profit
Carrier Networks	$282,852	$166,963	$217,103	$129,539
Enterprise Networks	66,897	38,659	60,285	35,118

Total	$349,749	$205,622	$277,388	$164,657

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

The table below presents sales information by product category for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2011	2010	2011	2010
Carrier Systems	$112,289	$73,148	$199,039	$131,241
Business Networking	35,699	32,165	72,062	58,622
Loop Access	36,239	45,048	78,648	87,525

Total	$184,227	$150,361	$349,749	$277,388

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
Subcategory revenues included in the above are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2011	2010	2011	2010

Growth Products
Broadband Access (included in Carrier Systems)	$77,062	$44,971	$128,844	$81,333
Optical Access (included in Carrier Systems)	22,008	16,128	42,924	27,387
Internetworking (NetVanta & Multi-service Access Gateways) (included in Business Networking)	33,029	27,902	65,912	50,085

Total	132,099	89,001	237,680	158,805

Traditional Products
HDSL (does not include T1) (included in Loop Access)	34,049	42,174	74,994	82,104
Other products (excluding HDSL)	18,079	19,186	37,075	36,479

Total	52,128	61,360	112,069	118,583

Total	$184,227	$150,361	$349,749	$277,388

Sales by Geographic Region
The table below presents sales information by geographic area for the three and six months ended June 30, 2011 and 2010. International sales correlate to shipments with a non-U.S. destination.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2011	2010	2011	2010
United States	$160,804	$142,046	$313,917	$262,346
International	23,423	8,315	35,832	15,042

Total	$184,227	$150,361	$349,749	$277,388

9. LIABILITY FOR WARRANTY RETURNS
Our products generally include warranties of one to ten years for product defects. We accrue for warranty returns at the time revenue is recognized based on our estimate of the cost to repair or replace the defective products. We engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers. Our products continue to become more complex in both size and functionality as many of our product offerings migrate from line card applications to systems products. The increasing complexity of our products will cause warranty incidences, when they arise, to be more costly. Our estimates regarding future warranty obligations may change due to product failure rates, material usage, and other rework costs incurred in correcting a product failure. In addition, from time to time, specific warranty accruals may be recorded if unforeseen problems arise. Should our actual experience relative to these factors be worse than our estimates, we will be required to record additional warranty expense. Alternatively, if we provide for more reserves than we require, we will reverse a portion of such provisions in future periods. The liability for warranty obligations totaled $3.6 million at June 30, 2011 and $3.3 million at December 31, 2010. These liabilities are included in accrued expenses in the accompanying Consolidated Balance Sheets.
A summary of warranty expense and write-off activity for the six months ended June 30, 2011 and 2010 is as follows:

Six Months Ended June 30,
(In thousands)	2011	2010
Balance at beginning of period	$3,304	$2,833
Plus: Amounts charged to cost and expenses	1,525	1,377
Less: Deductions	(1,183)	(1,050)

Balance at end of period	$3,646	$3,160

10. RELATED PARTY TRANSACTIONS
We employ the law firm of our director emeritus for legal services. All bills for services rendered by this firm are reviewed and approved by our Chief Financial Officer. We believe that the fees for such services are comparable to those charged by other firms for services rendered to us. For the three and six month periods ended June 30, 2011 and 2010, we incurred fees of $10 thousand per month for these legal services.
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
We have committed to invest up to an aggregate of $7.9 million in two private equity funds, and we have contributed $8.4 million as of June 30, 2011, of which $7.7 million has been applied to these commitments. See Note 4 of Notes to Consolidated Financial Statements for additional information.
12. SUBSEQUENT EVENTS
On July 12, 2011, we announced that our Board of Directors declared a quarterly cash dividend of $0.09 per common share to be paid to stockholders of record at the close of business on July 28, 2011. The payment date will be August 11, 2011. The quarterly dividend payment will be approximately $5.8 million. In July 2003, our Board of Directors elected to begin declaring quarterly dividends on our common stock considering the tax treatment of dividends and adequate levels of Company liquidity.
During the third quarter of 2011 and as of August 2, 2011, we repurchased 0.6 million shares of our common stock through open market purchases at an average cost of $34.25 per share. We have the authority to purchase an additional 1.4 million shares of our common stock under the plan approved by the Board of Directors on April 14, 2008.

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
Sales were $184.2 million and $349.7 million for the three and six months ended June 30, 2011 compared to $150.4 million and $277.4 million for the three and six months ended June 30, 2010. Product revenues for our three primary growth areas, Broadband Access, Optical Access and Internetworking, were $132.1 million and $237.7 million for the three and six months ended June 30, 2011 compared to $89.0 million and $158.8 million for the three and six months ended June 30, 2010. Our gross margin decreased to 58.0% and 58.8% for the three and six months ended June 30, 2011 from 59.4% for the three and six months ended June 30, 2010. Our operating income margin increased to 27.9% and 27.7% for the three and six months ended June 30, 2011 from 25.7% and 23.1% for the three and six months ended June 30, 2010. Net income was $36.9 million and $71.2 million for the three and six months ended June 30, 2011 compared to $27.8 million and $45.9 million for the three and six months ended June 30, 2010. Our effective tax rate increased to 34.0% for the three months ended June 30, 2011 from 33.9% for the three months ended June 30, 2010 and decreased to 32.5% for the six months ended June 30, 2011 from 34.6% for the six months ended June 30, 2010. Earnings per share, assuming dilution, were $0.56 and $1.08 for the three and six months ended June 30, 2011 compared to $0.44 and $0.73 for the three and six months ended June 30, 2010.

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
RESULTS OF OPERATIONS — THREE AND SIX MONTHS ENDED JUNE 30, 2011 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2010
SALES
ADTRAN’s sales increased 22.5% from $150.4 million in the three months ended June 30, 2010 to $184.2 million in the three months ended June 30, 2011, and increased 26.1% from $277.4 million in the six months ended June 30, 2010 to $349.7 million in the six months ended June 30, 2011. The increase in sales for the three months ended June 30, 2011 is primarily attributable to a $32.1 million increase in our Broadband Access products, a $5.9 million increase in sales of our Optical Access products, and a $5.1 million increase in sales of our Internetworking products, partially offset by an $8.1 million decrease in sales of our HDSL products. The increase in sales for the six months ended June 30, 2011 is primarily attributable to a $47.5 million increase in sales of our Broadband Access products, a $15.8 million increase in sales of our Internetworking products, and a $15.5 million increase in sales of our Optical Access products, partially offset by a $7.1 million decrease in sales of our HDSL products.
Carrier Networks sales increased 28.0% from $117.6 million in the three months ended June 30, 2010 to $150.5 million in the three months ended June 30, 2011, and increased 30.3% from $217.1 million in the six months ended June 30, 2010 to $282.9 in the six months ended June 30, 2011. The increase in sales for the three and six months ended June 30, 2011 is primarily attributable to increases in Broadband Access, Optical Access and Internetworking NTE products sales, partially offset by a decrease in HDSL and other traditional product sales.

Enterprise Networks sales increased 2.9% from $32.8 million in the three months ended June 30, 2010 to $33.7 million in the three months ended June 30, 2011, and increased 11.0% from $60.3 million in the six months ended June 30, 2010 to $66.9 million in the six months ended June 30, 2011. The increase for the three and six months ended June 30, 2011 is primarily attributable to an increase in sales of Internetworking products, partially offset by a decrease in sales of traditional products. Internetworking product sales attributable to Enterprise Networks were 85.4% and 85.2% of the division’s sales in the three and six months ended June 30, 2011, compared to 75.7% and 74.7% in the three and six months ended June 30, 2010. Traditional products primarily comprise the remainder of Enterprise Networks sales. Enterprise Networks sales as a percentage of total sales decreased from 21.8% for the three months ended June 30, 2010 to 18.3% for the three months ended June 30, 2011 and decreased from 21.7% for the six months ended June 30, 2010 to 19.1% for the six months ended June 30, 2011.
International sales, which are included in the Carrier Networks and Enterprise Networks amounts discussed above, increased 181.7% from $8.3 million in the three months ended June 30, 2010 to $23.4 million in the three months ended June 30, 2011, and increased 138.2% from $15.0 million in the six months ended June 30, 2010 to $35.8 million in the six months ended June 30, 2011. International sales, as a percentage of total sales, increased from 5.5% for the three months ended June 30, 2010 to 12.7% for the three months ended June 30, 2011, and increased from 5.4% for the six months ended June 30, 2010 to 10.2% for the six ended June 30, 2011. International sales increased in the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010 primarily due to an increase in sales to Latin America and Europe, partially offset by a decrease in sales to Australia and Asia.
Carrier System product sales increased $39.1 million and $67.8 million in the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010. The increase for the three months ended June 30, 2011 is primarily due to a $32.1 million increase in Broadband Access product sales and a $5.9 million increase in Optical Access product sales. The increase for the six months ended June 30, 2011 is primarily due to a $47.5 million increase in Broadband Access product sales and a $15.5 million increase in Optical Access product sales. The increase in Broadband Access product sales is primarily attributable to continued growth in deployments of our Total Access 5000 and Fiber-to-the-Node platforms.
Business Networking product sales increased $3.5 million and $13.4 million in the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010. The increase for the three months ended June 30, 2011 is primarily due to a $5.1 million increase in Internetworking product sales across both divisions, partially offset by a $1.6 million decrease in other traditional product sales. The increase for the six months ended June 30, 2011 is primarily due to a $15.8 million increase in Internetworking product sales across both divisions, partially offset by a $2.4 million decrease in other traditional product sales. The decrease in sales of traditional products is a result of customers shifting to newer technologies. Many of these newer technologies are integral to our Internetworking product area.
Loop Access product sales decreased $8.8 million and $8.9 million in the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010. The decrease for the three months ended June 30, 2011 is primarily due to an $8.1 million decrease in HDSL product sales. The decrease for the six months ended June 30, 2011 is primarily due to a $7.1 million decrease in HDSL product sales.
COST OF SALES
As a percentage of sales, cost of sales increased from 40.6% in the three months ended June 30, 2010 to 42.0% in the three months ended June 30, 2011 and increased from 40.6% in the six months ended June 30, 2010 to 41.2% in the six months ended June 30, 2011. This increase is primarily the result of a higher mix of lower gross margin professional services revenue and cabinet revenue, and expediting costs of production materials related to a specific customer project.
Carrier Networks cost of sales, as a percent of division sales, increased from 40.2% in the three months ended June 30, 2010 to 41.9% in the three months ended June 30, 2011 and increased from 40.3% in the six months ended June 30, 2010 to 41.0% in the six months ended June 30, 2011. The increase in Carrier Networks cost of sales as a percentage of sales is primarily attributable to the impact of changes in sales mix and cost elements discussed above.

Enterprise Networks cost of sales, as a percent of division sales, increased from 41.9% in the three months ended June 30, 2010 to 42.6% in the three months ended June 30, 2011 and increased from 41.7% in the six months ended June 30, 2010 to 42.2% in the six months ended June 30, 2011. The increase is primarily attributable to a higher cost product mix.
An important part of our strategy is to reduce the product cost of each succeeding product generation and then to lower the product’s price based on the cost savings achieved. This may cause variations in our gross profit percentage due to timing differences between the recognition of cost reductions and the lowering of product selling prices.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses increased 8.6% from $28.5 million in the three months ended June 30, 2010 to $30.9 million in the three months ended June 30, 2011 and increased 8.6% from $55.7 million in the six months ended June 30, 2010 to $60.5 million in the six months ended June 30, 2011. The increase in selling, general and administrative expenses for the three and six month periods ended June 30, 2011 is primarily related to increased staffing and fringe benefit costs due to increased headcount, and increases in incentive compensation, contract services and recruiting expenses.
Selling, general and administrative expenses as a percentage of sales decreased from 18.9% in the three months ended June 30, 2010 to 16.8% in the three months ended June 30, 2011 and decreased from 20.1% in the six months ended June 30, 2011 to 17.3% in the six months ended June 30, 2011. Selling, general and administrative expenses as a percentage of sales may fluctuate whenever there is a significant fluctuation in revenues for the periods being compared.
RESEARCH AND DEVELOPMENT EXPENSES
Research and development expenses increased 10.6% from $22.3 million in the three months ended June 30, 2010 to $24.6 million in the three months ended June 30, 2011 and increased 7.1% from $45.0 million in the six months ended June 30, 2010 to $48.3 million in the six months ended June 30, 2011. The increase in research and development expenses for the three and six months ended June 30, 2011 reflects increased staffing and fringe benefit costs due to increased headcount, and an increase in customer specific testing expenses. As a percentage of sales, research and development expenses decreased from 14.8% in the three months ended June 30, 2010 to 13.4% in the three months ended June 30, 2011 and decreased from 16.2% in the six months ended June 30, 2010 to 13.8% in the six months ended June 30, 2011. Research and development expenses as a percentage of sales will fluctuate whenever there are incremental product development activities or a significant fluctuation in revenues for the periods being compared.
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
INTEREST AND DIVIDEND INCOME
Interest and dividend income increased 21.1% from $1.7 million in the three months ended June 30, 2010 to $2.0 million in the three months ended June 30, 2011 and increased 19.2% from $3.2 million in the six months ended June 30, 2010 to $3.8 million in the six months ended June 30, 2011. The increase for the three months ended June 30, 2011 is primarily driven by a 25.5% increase in our average investment balances, partially offset by a 26.3% reduction in the average rate of return on our investments as a result of lower interest rates. The increase for the six months ended June 30, 2011 is primarily driven by a 23.1% increase in our average investment balances, partially offset by a 20.0% reduction in the average rate of return on our investments as a result of lower interest rates.
INTEREST EXPENSE
Interest expense, which is primarily related to our taxable revenue bond, remained constant at $0.6 million in each of the three months ended June 30, 2011 and 2010 and $1.2 million in each of the six months ended June 30, 2011 and 2010, respectively. See “Liquidity and Capital Resources” below for additional information on our revenue bond.
NET REALIZED INVESTMENT GAIN
Net realized investment gain increased 36.9% from $2.5 million in the three months ended June 30, 2010 to $3.4 million in the three months ended June 30, 2011 and increased 31.9% from $4.7 million in the six months ended June 30, 2010 to a $6.1 million in the six months ended June 30, 2011. The increase for the three and six months ended June 30, 2011 is the result of realized gains from the realignment of our fixed income and deferred compensation portfolios. See “Investing Activities” in “Liquidity and Capital Resources” below for additional information.

OTHER EXPENSE, NET
Other expense, net, comprised primarily of miscellaneous income, gains and losses on foreign currency transactions, investment account management fees, scrap raw material sales, and gains and losses on the disposal of property, plant and equipment occurring in the normal course of business, decreased from $0.2 million in the three months ended June 30, 2010 to $0.1 million in the three months ended June 30, 2011 and decreased from $0.4 million in the six months ended June 30, 2010 to $0.2 million in the six months ended June 30, 2011.
INCOME TAXES
Our effective tax rate decreased from 34.6% in the six months ended June 30, 2010 to 32.5% in the six months ended June 30, 2011. The decrease is primarily attributable to the research tax credit and increased tax benefits from a higher volume of stock option exercises during the six months ended June 30, 2011. The inclusion of the benefit for the research tax credit in the six months ended June 30, 2011 resulted in a 2.2 percentage point decrease in our tax rate. In addition, increased benefits from a higher volume of stock option exercises during the six months ended June 30, 2011 resulted in a 1.6 percentage point decrease in our tax rate.
The tax provision rate in 2010 was affected by a benefit related to the completion of an audit for the years 2006 and 2007 by the Internal Revenue Service and a larger manufacturer's deduction. The completion of the audit provided a 1.0 percentage point benefit during the six months ended June 30, 2010. The higher manufacturer's deduction resulted in a 0.7 percentage point benefit in our effective tax rate for the six months ended June 30, 2010. Also, the tax provision rate in the first six months of 2010 did not include the benefit of the research tax credit, which expired on December 31, 2009. The credit was reinstated during the fourth quarter of 2010.
NET INCOME
As a result of the above factors, net income increased $9.2 million from $27.8 million in the three months ended June 30, 2010 to $36.9 million in the three months ended June 30, 2011 and increased $25.3 million from $45.9 million in the six months ended June 30, 2010 to $71.2 million in the six months ended June 30, 2011.
As a percentage of sales, net income increased from 18.5% in the three months ended June 30, 2010 to 20.1% in the three months ended June 30, 2011 and increased from 16.6% in the six months ended June 30, 2010 to 20.4% in the six months ended June 30, 2011.
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
At June 30, 2011, cash on hand was $23.8 million and short-term investments were $138.7 million, which resulted in available short-term liquidity of $162.5 million. At December 31, 2010, our cash on hand of $31.7 million and short-term investments of $157.5 million resulted in available short-term liquidity of $189.2 million. The decrease in short-term liquidity from December 31, 2010 to June 30, 2011 primarily reflects a realignment of our fixed income portfolio from short-term to long-term, which increased long-term investments by $111.3 million during the six months ended June 30, 2011.
Operating Activities
Our working capital, which consists of current assets less current liabilities, decreased 3.3% from $305.0 million as of December 31, 2010 to $294.9 million as of June 30, 2011. The quick ratio, defined as cash, cash equivalents, short-term investments, and net accounts receivable, divided by current liabilities, decreased from 5.21 as of December 31, 2010 to 3.82 as of June 30, 2011. The current ratio, defined as current assets divided by current liabilities, decreased from 7.10 as of December 31, 2010 to 5.59 as of June 30, 2011. Our working capital, the quick ratio, and the current ratio decreased due to a decrease in short-term investments of $18.8 million, which was a result of the realignment of our fixed income portfolio from short-term to long-term, and an increase in accounts payable of $15.7 million. Generally, the change in accounts payable is due to variations in the timing of the receipt of supplies, inventory and services and our subsequent payments for these purchases.

Net accounts receivable increased 17.5% from $70.9 million at December 31, 2010 to $83.3 million at June 30, 2011. Our allowance for doubtful accounts was $0.2 million at December 31, 2010 and $21 thousand at June 30, 2011. Quarterly accounts receivable days sales outstanding (DSO) increased from 39 days as of December 31, 2010 to 41 days as of June 30, 2011. Net accounts receivable and DSO increased for the quarter ended June 30, 2011 due to the timing of sales and collections during the quarter. Other receivables increased from $4.0 million at December 31, 2010 to $10.4 million at June 30, 2011. Generally, the change in other receivables is due to the timing of shipments and payments received for materials supplied to our contract manufacturers.
Quarterly inventory turnover decreased from 3.8 turns as of December 31, 2010 to 3.7 turns as of June 30, 2011. Inventory increased 16.7% from December 31, 2010 to June 30, 2011. Our investment in inventory increased during the six months ended June 30, 2011 to support increasing customer demand, increases in inventories related to an increase in installation services activities, and to mitigate component supply constraints broadly affecting the industry. We expect inventory levels to fluctuate as we attempt to maintain sufficient inventory in response to seasonal cycles of our business; ensuring competitive lead times while managing the risk of inventory obsolescence that may occur due to rapidly changing technology and customer demand.
Accounts payable increased 68.9% from $22.8 million at December 31, 2010 to $38.5 million at June 30, 2011. Generally, the change in accounts payable is due to variations in the timing of the receipt of supplies, inventory and services and our subsequent payments for these purchases.
Investing Activities
Capital expenditures totaled approximately $6.3 million and $4.8 million for the six months ended June 30, 2011 and 2010, respectively. These expenditures were primarily used to purchase manufacturing and test equipment and computer software and hardware.
Our combined short-term and long-term investments increased $92.5 million from $418.6 million at December 31, 2010 to $511.1 million at June 30, 2011. This increase reflects the impact of additional funds available for investment provided by our operating activities and proceeds from stock option exercises by our employees, reduced by our cash needs for equipment acquisitions and dividends, as well as net realized and unrealized losses and amortization of net premiums on our combined investments.
We invest all available cash not required for immediate use in operations primarily in securities that we believe bear minimal risk of loss. At June 30, 2011 these investments included municipal variable rate demand notes of $94.9 million, municipal fixed-rate bonds of $117.9 million and corporate bonds of $200.9 million. At December 31, 2010, these investments included municipal variable rate demand notes of $116.7 million, municipal fixed-rate bonds of $71.5 million and corporate bonds of $127.1 million.
At June 30, 2011, we held $94.9 million of municipal variable rate demand notes, all of which were classified as available-for-sale. At June 30, 2011, 27% of our municipal variable rate demand notes had a credit rating of AAA, 63% had a credit rating of AA, 10% had a credit rating of A, and all contained put options of seven days. Despite the long-term nature of their stated contractual maturities, we routinely buy and sell these securities and we believe that we have the ability to quickly liquidate them. Our investments in these securities are recorded at fair value, and the interest rates reset every seven days. We believe we have the ability to sell our variable rate demand notes to the remarketing agent, tender agent or issuer at par value plus accrued interest in the event we decide to liquidate our investment in a particular variable rate demand note. At June 30, 2011, approximately 24% of our variable rate demand notes were supported by letters of credit from banks that we believe to be in good financial condition. The remaining 76% of our variable rate demand notes were supported by standby purchase agreements. As a result of these factors, we had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from these investments. All income generated from these investments was recorded as interest income. We have not recorded any losses relating to municipal variable rate demand notes.

At June 30, 2011, we held $117.9 million of municipal fixed-rate bonds. These bonds are classified as available-for-sale and had an average duration of 1.3 years at June 30, 2011. At June 30, 2011, approximately 24% of our municipal fixed-rate bond portfolio had a credit rating of AAA, 58% had a credit rating of AA, and 18% had a credit rating of A. Because our bond portfolio has a high quality rating and contractual maturities of a short duration, we are able to obtain prices for these bonds derived from observable market inputs, or for similar securities traded in an active market, on a daily basis.
At June 30, 2011, we held $200.9 million of corporate bonds. These bonds are classified as available-for-sale and had an average duration of 2.2 years at June 30, 2011. At June 30, 2011, approximately 1% of our corporate bond portfolio had a credit rating of AAA, 14% had a credit rating of AA, 55% had a credit rating of A, and 30% had a credit rating of BBB. Because our bond portfolio has a high quality rating and contractual maturities of a short duration, we are able to obtain prices for these bonds derived from observable market inputs, or for similar securities traded in an active market, on a daily basis.
Our long-term investments increased 42.6% from $261.2 million at December 31, 2010 to $372.4 million at June 30, 2011. The primary reasons for the increase in our long-term investments were cash generated from operations and proceeds from stock option exercises by our employees. Long-term investments at June 30, 2011 and December 31, 2010 included an investment in a certificate of deposit of $48.3 million, which serves as collateral for our revenue bonds, as discussed below. We have various equity investments included in long-term investments at a cost of $12.1 million and $11.5 million, and with a fair value of $39.4 million and $48.0 million, at June 30, 2011 and December 31, 2010, respectively, including a single equity security, of which we held 1.3 million shares and 1.5 million shares, carried at $24.3 million and $34.2 million of fair value at June 30, 2011 and December 31, 2010, respectively. The single security traded approximately 0.9 million shares per day in the six months ended June 30, 2011 in an active market on a European stock exchange. Of the gross unrealized gains included in the fair value of our marketable securities at June 30, 2011, this single security comprised $23.8 million of this unrealized gain. Long-term investments at June 30, 2011 also include $6.8 million related to our deferred compensation plan; $2.3 million of other investments carried at cost, consisting of interests in two private equity funds and an investment in a privately held telecommunications equipment manufacturer; and $0.8 million of a fixed income bond fund.
We review our investment portfolio for potential “other-than-temporary” declines in value on an individual investment basis. We assess, on a quarterly basis, significant declines in value which may be considered other-than-temporary and, if necessary, recognize and record the appropriate charge to write-down the carrying value of such investments. In making this assessment, we take into consideration qualitative and quantitative information, including but not limited to the following: the magnitude and duration of historical declines in market prices, credit rating activity, assessments of liquidity, public filings, and statements made by the issuer. We generally begin our identification of potential other-than-temporary impairments by reviewing any security with a fair value that has declined from its original or adjusted cost basis by 25% or more for six or more consecutive months. We then evaluate the individual security based on the previously identified factors to determine the amount of the write-down, if any. As a result of our review, we recorded an other-than-temporary impairment charge of $12 thousand during the six months ended June 30, 2011 related to three marketable equity securities. For the six months ended June 30, 2010, we recorded an other-than-temporary impairment charge of $42 thousand related to three marketable equity securities.
Financing Activities
Dividends
In July 2003, our Board of Directors elected to begin declaring quarterly dividends on our common stock considering the tax treatment of dividends and adequate levels of Company liquidity. During the six months ended June 30, 2011, we paid dividends totaling $11.6 million.

Debt
We have amounts outstanding under loans made pursuant to an Alabama State Industrial Development Authority revenue bond (the Bond) which totaled $48.0 million at June 30, 2011 and December 31, 2010. At June 30, 2011, the estimated fair value of the Bond was approximately $46.0 million, based on a debt security with a comparable interest rate and maturity and a Standard & Poor’s credit rating of A+. Included in long-term investments are restricted funds in the amount of $48.3 million at June 30, 2011 and December 31, 2010, which is a collateral deposit against the principal amount of the Bond. We have the right to set-off the balance of the Bond with the collateral deposit in order to reduce the balance of the indebtedness. The Bond matures on January 1, 2020, and bears interest at the rate of 5% per annum. In conjunction with this program, we are eligible to receive certain economic incentives from the state of Alabama that reduce the amount of payroll withholdings we are required to remit to the state for those employment positions that qualify under this program.
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
Stock Repurchase Program
Since 1997, our Board of Directors has approved multiple share repurchase programs authorizing open market repurchase transactions of up to 30 million shares of our common stock. During the six months ended June 30, 2011, we did not repurchase any shares of our common stock. We have the authority to purchase an additional 2.0 million shares of our common stock under the plan approved by the Board of Directors on April 14, 2008.
To accommodate employee stock option exercises, we issued 1.7 million shares of treasury stock for $33.0 million during the six months ended June 30, 2011. During the six months ended June 30, 2010, we issued 0.5 million shares of treasury stock for $7.4 million.
Off-Balance Sheet Arrangements and Contractual Obligations
We do not have off-balance sheet financing arrangements and have not engaged in any related party transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources. During the six months ended June 30, 2011, there have been no material changes in contractual obligations and commercial commitments from those discussed in our most recent Annual Report on Form 10-K for the year ended December 31, 2010 filed on February 25, 2011 with the SEC.
We have committed to invest up to an aggregate of $7.9 million in two private equity funds, and we have contributed $8.4 million as of June 30, 2011, of which $7.7 million has been applied to these commitments. See Note 4 of Notes to Consolidated Financial Statements for additional information.
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
We are exposed to financial market risks, including changes in interest rates and prices of marketable equity and fixed-income securities. The primary objective of the large majority of our investment activities is to preserve principal while at the same time achieving appropriate yields without significantly increasing risk. To achieve this objective, a majority of our marketable securities are investment grade, municipal, fixed-rate bonds, municipal variable rate demand notes and municipal money market instruments denominated in United States dollars. At June 30, 2011, 27% of our municipal variable rate demand notes had a credit rating of AAA, 63% had a rating of AA, and 10% had a credit rating of A, and all contained put options of seven days. At June 30, 2011, approximately 24% of our municipal fixed-rate bonds had a credit rating of AAA, 58% had a credit rating of AA, and the remaining 18% had a credit rating of A. At June 30, 2011, approximately 1% of our corporate bond portfolio had a credit rating of AAA, 14% had a credit rating of AA, 55% had a credit rating of A, and 30% had a credit rating of BBB.
We maintain depository investments with certain financial institutions. Although these depository investments may exceed government insured depository limits, we have evaluated the credit worthiness of these financial institutions, and determined the risk of material financial loss due to exposure of such credit risk to be minimal. As of June 30, 2011, $23.4 million of our cash and cash equivalents, primarily certain domestic money market funds and foreign depository accounts, were in excess of government provided insured depository limits.
As of June 30, 2011, approximately $437.9 million of our cash and investments may be directly affected by changes in interest rates. We have performed a hypothetical sensitivity analysis assuming market interest rates increase or decrease by 50 basis points (bps) for an entire year, while all other variables remain constant. At June 30, 2011, we held $119.2 million of money market instruments and municipal variable rate demand notes where a change in interest rates would impact our interest income. A hypothetical 50 bps decline in interest rates as of June 30, 2011 would reduce annualized interest income on our money market instruments and municipal variable rate demand notes by approximately $0.2 million. In addition, we held $318.7 million of fixed-rate municipal bonds and corporate bonds whose fair values may be directly affected by a change in interest rates. A hypothetical 50 bps increase in interest rates as of June 30, 2011 would reduce the fair value of our municipal fixed-rate bonds and corporate bonds by approximately $3.0 million.
As of June 30, 2010, approximately $285.0 million of our cash and investments was subject to being directly affected by changes in interest rates. We have performed a hypothetical sensitivity analysis assuming market interest rates increase or decrease by 50 bps for the entire year, while all other variables remain constant. A hypothetical 50 bps decline in interest rates as of June 30, 2010 would have reduced annualized interest income on our cash, money market instruments and municipal variable rate demand notes by approximately $0.5 million. In addition, a hypothetical 50 bps increase in interest rates as of June 30, 2010 would have reduced the fair value of our municipal fixed-rate bonds and corporate bonds by approximately $1.2 million.
For further information about the fair value of our available-for-sale investments as of June 30, 2011 see Note 4 of Notes to Consolidated Financial Statements.

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

ITEM 6.	EXHIBITS
Exhibits.

Exhibit No.	Description

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

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

ADTRAN, INC.
(Registrant)

Date: August 2, 2011	/s/ James E. Matthews James E. Matthews
Senior Vice President — Finance,
Chief Financial Officer, Treasurer,
Secretary and Director
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*
Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.