Form 10-Q
period 2011-09-30
ADTRAN INC
filed 2011-11-03
CIK 926282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2011
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

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller Reporting Company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date:

Class	Outstanding at October 20, 2011

Common Stock, $.01 Par Value	63,655,957 shares

ADTRAN, INC.
Quarterly Report on Form 10-Q
For the Three and Nine Months Ended September 30, 2011
FORWARD LOOKING STATEMENTS
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
ADTRAN, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	September 30,	December 31,
	2011	2010
ASSETS
Current Assets
Cash and cash equivalents	$32,526	$31,677
Short-term investments	121,389	157,479
Accounts receivable, less allowance for doubtful accounts of $4 and $162 at September 30, 2011 and December 31, 2010, respectively	89,631	70,893
Other receivables	12,487	3,962
Income tax receivable, net	—	2,741
Inventory	87,313	74,274
Prepaid expenses	3,337	3,270
Deferred tax assets, net	12,247	10,617

Total Current Assets	358,930	354,913

Property, plant and equipment, net	75,698	73,986
Deferred tax assets, net	5,918	—
Goodwill	4,445	—
Other assets	8,201	1,915
Long-term investments	348,103	261,160

Total Assets	$801,295	$691,974

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$33,150	$22,785
Unearned revenue	18,708	10,138
Accrued expenses	6,703	4,913
Accrued wages and benefits	14,753	12,125
Income tax payable, net	1,916	—

Total Current Liabilities	75,230	49,961

Deferred tax liabilities, net	—	10,350
Other non-current liabilities	14,853	11,841
Bonds payable	46,500	47,500

Total Liabilities	136,583	119,652

Commitments and contingencies (see Note 13)

Stockholders’ Equity
Common stock, par value $0.01 per share; 200,000 shares authorized; 79,652 shares issued and 63,655 shares outstanding at September 30, 2011 and 79,652 shares issued and 63,010 shares outstanding at December 31, 2010	797	797
Additional paid-in capital	210,779	193,866
Accumulated other comprehensive income	13,975	26,948
Retained earnings	815,730	731,962
Less treasury stock at cost: 15,997 and 16,642 shares at September 30, 2011 and December 31, 2010, respectively	(376,569)	(381,251)

Total Stockholders’ Equity	664,712	572,322

Total Liabilities and Stockholders’ Equity	$801,295	$691,974

See notes to consolidated financial statements

ADTRAN, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Sales	$192,194	$162,957	$541,943	$440,345
Cost of sales	82,718	65,658	226,845	178,389

Gross Profit	109,476	97,299	315,098	261,956

Selling, general and administrative expenses	31,475	29,452	91,925	85,111
Research and development expenses	26,894	22,802	75,150	67,838

Operating Income	51,107	45,045	148,023	109,007

Interest and dividend income	2,037	1,622	5,829	4,803
Interest expense	(599)	(630)	(1,795)	(1,828)
Net realized investment gain	2,982	3,399	9,121	8,055
Other expense, net	(155)	(266)	(397)	(641)

Income before provision for income taxes	55,372	49,170	160,781	119,396

Provision for income taxes	(19,159)	(17,086)	(53,367)	(41,367)

Net Income	$36,213	$32,084	$107,414	$78,029

Weighted average shares outstanding — basic	64,023	62,771	64,300	62,316

Weighted average shares outstanding — diluted	64,961	64,300	65,697	63,638

Earnings per common share — basic	$0.57	$0.51	$1.67	$1.25

Earnings per common share — diluted	$0.56	$0.50	$1.63	$1.23

Dividends per share	$0.09	$0.09	$0.27	$0.27
See notes to consolidated financial statements

ADTRAN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net income	$107,414	$78,029
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,435	7,842
Amortization of net premium on available-for-sale investments	4,697	3,267
Net realized gain on long-term investments	(9,121)	(8,055)
Net loss on disposal of property, plant and equipment	14	9
Stock-based compensation expense	6,455	5,227
Deferred income taxes	128	(1,624)
Tax benefit from stock option exercises	10,457	4,459
Excess tax benefits from stock-based compensation arrangements	(9,311)	(3,986)
Changes in operating assets and liabilities:
Accounts receivable, net	(18,440)	(1,351)
Other receivables	(8,525)	(3,256)
Income tax receivable, net	2,741	—
Inventory	(12,247)	(24,278)
Prepaid expenses and other assets	207	(829)
Accounts payable	8,924	1,188
Accrued expenses and other liabilities	15,047	7,525
Income tax payable, net	1,916	(1,121)

Net cash provided by operating activities	108,791	63,046

Cash flows from investing activities:
Purchases of property, plant and equipment	(9,531)	(7,375)
Proceeds from sales and maturities of available-for-sale investments	378,288	221,173
Purchases of available-for-sale investments	(443,275)	(272,383)
Acquisition of business, net of cash acquired	(22,762)	—

Net cash used in investing activities	(97,280)	(58,585)

Cash flows from financing activities:
Proceeds from stock option exercises	33,631	19,769
Purchases of treasury stock	(35,178)	(10,330)
Dividend payments	(17,395)	(16,822)
Excess tax benefits from stock-based compensation arrangements	9,311	3,986

Net cash used in financing activities	(9,631)	(3,397)

Net increase in cash and cash equivalents	1,880	1,064
Effect of exchange rate changes	(1,031)	863
Cash and cash equivalents, beginning of period	31,677	24,135

Cash and cash equivalents, end of period	$32,526	$26,062

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
Recent Accounting Pronouncements
In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-08, Testing Goodwill for Impairment (ASU 2011-08). Existing accounting guidance requires that an entity perform a test for goodwill impairment, on at least an annual basis, by first comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit is less than its carrying amount, then the second step of the test is to be performed to measure the amount of impairment loss, if any. ASU 2011-08 will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity will no longer be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We plan to adopt this amendment during the fourth quarter. We do not expect the adoption of this amendment will have a material impact on our consolidated results of operations or financial condition.
In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. While ASU 2011-05 changes the presentation of comprehensive income, it does not change the components that are recognized in net income or comprehensive income under current accounting guidance. This update is effective for fiscal years, and interim periods within those years, ending after December 15, 2011, with early adoption permitted. We plan to adopt this amendment during the first quarter of 2012. Since ASU 2011-05 affects presentation only, it will have no effect on our consolidated results of operations or financial condition.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). ASU 2011-04 is intended to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. The amendments are of two types: (i) those that clarify the Board’s intent about the application of existing fair value measurement and disclosure requirements and (ii) those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This update is effective for annual periods beginning after December 15, 2011. We do not expect the adoption of this amendment will have a material impact on our consolidated results of operations or financial condition.
During the nine months ended September 30, 2011, we adopted the following accounting standards, which had no material effect on our consolidated results of operations or financial condition:
In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Multiple-Deliverable Revenue Arrangements (ASU 2009-13). ASU 2009-13 provides amendments to the criteria in Subtopic 605-25 of the ASC for separating consideration in multiple-deliverable arrangements. As a result of those amendments, multiple-deliverable arrangements are separated in more circumstances than under previously existing U.S. GAAP. ASU 2009-13 established a selling price hierarchy for determining the selling price of a deliverable and replaced the term fair value in the revenue allocation guidance with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. ASU 2009 -13 also eliminated the residual method of allocation and required that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and required that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis.
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
We adopted this amendment during the first quarter of 2011. The adoption of this amendment had no effect on our consolidated results of operations and financial condition for the three or nine months ended September 30, 2011.
In October 2009, the FASB issued Accounting Standards Update No. 2009-14, Certain Revenue Arrangements that Include Software Arrangements. ASU 2009-14 changed the accounting model for revenue arrangements that include both tangible products and software elements. Tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of the software revenue guidance in Subtopic 985-605 of the ASC. In addition, ASU 2009-14 requires that hardware components of a tangible product containing software components always be excluded from the software revenue guidance. In that regard, ASU 2009-14 provides additional guidance on how to determine which software, if any, relating to the tangible product also would be excluded from the scope of the software revenue guidance. ASU 2009-14 also provides guidance on how a vendor should allocate arrangement consideration to deliverables in an arrangement that includes both tangible products and software. ASU 2009-14 also provides further guidance on how to allocate arrangement consideration when an arrangement includes deliverables both included and excluded from the scope of the software revenue guidance. We adopted this amendment during the first quarter of 2011. The adoption of this amendment had no effect on our consolidated results of operations and financial condition for the three or nine months ended September 30, 2011.

2. BUSINESS COMBINATIONS
On August 4, 2011, we acquired all of the outstanding stock of Bluesocket, Inc., a provider of wireless network solutions with virtual control, for $23.8 million in cash. The acquisition provides us with IEEE802.11N enterprise class wireless LAN expertise, technology, and products to address the growing transition within small-medium enterprises and large enterprises to wireless networks and mobile devices. We have included the financial results of Bluesocket in our consolidated financial statements since the date of acquisition. Pro forma results of operations for the acquisition have not been presented because the effect of the acquisition was not material to our financial results. The preliminary allocation of the purchase price to the estimated fair value of the assets acquired and liabilities assumed at the acquisition date is as follows:

(In Thousands)

Cash	$1,027
Accounts receivable	297
Inventory	792
Prepaid expenses	357
Property, plant and equipment	173
Deferred tax assets, net	11,411
Accounts payable	(441)
Unearned revenue	(600)
Accrued expenses	(332)

Net assets acquired	12,684

Customer relationships	1,700
Developed technology	3,590
Intellectual property	1,070
Trade names	300
Goodwill	4,445

Total purchase price	$23,789

The net deferred tax assets acquired are primarily related to net operating losses and previously capitalized and unamortized research and development expense for tax deduction purposes.
The fair value of the customer relationships, developed technology and intellectual property acquired was calculated using an income approach (excess earnings method) and is being amortized using the straight-line method. The customer relationships and intellectual property are being amortized over an estimated useful life of 7 years and the developed technology is being amortized over an average estimated useful life of 4.5 years.
The fair value of the trade names acquired was calculated using an income approach (relief from royalty method) and is being amortized using the straight-line method over the estimate useful life of 4.5 years.
The goodwill of $4.4 million generated from this acquisition is primarily related to expected synergies and was assigned to our Enterprise Networks division. We are evaluating the tax treatment options associated with this transaction. Currently, we do not believe any of the goodwill will be deductible for U.S. federal income tax purposes.
During the three months ended September 30, 2011, we incurred acquisition related expenses and amortization of acquired intangibles of $1.0 million related to this acquisition.
3. INCOME TAXES
Our effective tax rate for the nine months ended September 30, 2011 was 33.2%. The difference between our effective tax rate and the federal statutory rate for the nine months ended September 30, 2011 is primarily attributable to a benefit for the research tax credit of 2.2 percentage points and a benefit for the manufacturer’s domestic production activities deduction of 2.0 percentage points, partially offset by state income tax provisions of 2.3 percentage points.
Our effective tax rate for the nine months ended September 30, 2010 was 34.6%. The difference between our effective tax rate and the federal statutory rate for the nine months ended September 30, 2010 is primarily attributable to a benefit for the manufacturer’s domestic production activities deduction of 2.5 percentage points, partially offset by state income tax provisions of 2.4 percentage points. The tax provision for the nine months ended September 30, 2010 did not include the benefit of the research tax credit, which expired on December 31, 2009. The credit was reinstated during the fourth quarter of 2010.

4. STOCK-BASED COMPENSATION
The following table summarizes the stock-based compensation expense related to stock options, restricted stock units (RSUs) and restricted stock under the Stock Compensation Topic of the FASB Accounting Standards Codification (ASC) for the three and nine months ended September 30, 2011 and 2010, which was recognized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2011	2010	2011	2010

Stock-based compensation expense included in cost of sales	$100	$69	$280	$210

Selling, general and administrative expense	1,090	775	3,096	2,360
Research and development expense	1,100	886	3,079	2,657

Stock-based compensation expense included in operating expenses	2,190	1,661	6,175	5,017

Total stock-based compensation expense	2,290	1,730	6,455	5,227
Tax benefit for expense associated with non-qualified options	(302)	(43)	(1,018)	(415)

Total stock-based compensation expense, net of tax	$1,988	$1,687	$5,437	$4,812

The fair value of our stock options was estimated using the Black-Scholes model. The determination of the fair value of stock options on the date of grant using the Black-Scholes model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables that may have a significant impact on the fair value estimate.
The weighted-average assumptions and value of options granted for the three and nine months ended September 30, 2011 and 2010 are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Expected volatility	38.31%	39.75%	38.31%	40.92%
Risk-free interest rate	1.00%	1.98%	1.00%	2.47%
Expected dividend yield	1.19%	1.27%	1.19%	1.51%
Expected life (in years)	5.14	5.38	5.14	5.19
Weighted-average estimated value	$9.52	$9.72	$9.54	$8.29
The fair value of our RSUs is calculated using a Monte Carlo Simulation valuation method. There were no RSU grants during the nine months ended September 30, 2011 or 2010.
The fair value of restricted stock is equal to the closing price of our stock on the date of grant. There were no restricted stock grants during the nine months ended September 30, 2011 or 2010.
Stock-based compensation expense recognized in our Consolidated Statements of Income for the three and nine months ended September 30, 2011 and 2010 is based on options, RSUs and restricted stock ultimately expected to vest, and has been reduced for estimated forfeitures. Estimated forfeitures for stock options were based upon historical experience and approximate 2.0% annually. We estimated a 0% forfeiture rate for our RSUs and restricted stock due to the limited number of recipients and historical experience for these awards.
As of September 30, 2011, total compensation expense related to non-vested stock options, RSUs and restricted stock not yet recognized was approximately $23.0 million, which is expected to be recognized over an average remaining recognition period of 3.1 years.

The following table is a summary of our stock options outstanding as of December 31, 2010 and September 30, 2011 and the changes that occurred during the nine months ended September 30, 2011:

			Weighted Avg.
			Remaining	Aggregate
	Number of	Weighted Avg.	Contractual	Intrinsic
(In thousands, except per share amounts)	Options	Exercise Price	Life In Years	Value
Options outstanding, December 31, 2010	6,234	$23.09	6.21	$81,561
Options granted	992	$30.47
Options cancelled/forfeited	(58)	$26.61
Options exercised	(1,752)	$19.36

Options outstanding, September 30, 2011	5,416	$25.61	7.01	$24,647

Options exercisable, September 30, 2011	2,221	$23.30	4.63	$13,700

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (the difference between ADTRAN’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2011. The aggregate intrinsic value will change based on the fair market value of ADTRAN’s stock.
The total pre-tax intrinsic value of options exercised during the three and nine month periods ended September 30, 2011 was $0.5 million and $39.5 million, respectively.
The following table is a summary of our RSUs and restricted stock outstanding as of December 31, 2010 and September 30, 2011 and the changes that occurred during the nine months ended September 30, 2011:

Weighted
Average
	Number of	Grant Date
(In thousands, except per share amounts)	Shares	Fair Value
RSUs and restricted stock outstanding, December 31, 2010	87	$28.46
RSUs and restricted stock granted	—	$—
RSUs and restricted stock vested	—	$—
RSUs and restricted stock cancelled/forfeited	—	$—

Unvested RSUs and restricted stock, September 30, 2011	87	$28.46

5. INVESTMENTS
At September 30, 2011, we held the following securities and investments, recorded at either fair value or cost:

	Amortized	Gross Unrealized		Carrying
(In thousands)	Cost	Gains	Losses	Value
Deferred compensation plan assets	$6,636	$113	$(635)	$6,114
Corporate bonds	178,560	316	(2,219)	176,657
Municipal fixed-rate bonds	140,405	578	(37)	140,946
Municipal variable rate demand notes	60,705	—	—	60,705
Fixed income bond fund	526	165	—	691
Marketable equity securities	12,662	22,391	(1,076)	33,977

Available-for-sale securities held at fair value	$399,494	$23,563	$(3,967)	$419,090

Restricted investment held at cost				48,250
Other investments held at cost				2,152

Total carrying value of available-for-sale investments				$469,492

At December 31, 2010, we held the following securities and investments, recorded at either fair value or cost:

	Amortized	Gross Unrealized		Carrying
(In thousands)	Cost	Gains	Losses	Value
Deferred compensation plan assets	$3,483	$770	$(7)	$4,246
Corporate bonds	126,671	630	(229)	127,072
Municipal fixed-rate bonds	71,212	268	(13)	71,467
Municipal variable rate demand notes	116,745	—	—	116,745
Fixed income bond fund	526	220	—	746
Marketable equity securities	11,486	36,657	(133)	48,010

Available-for-sale securities held at fair value	$330,123	$38,545	$(382)	$368,286

Restricted investment held at cost				48,250
Other investments held at cost				2,103

Total carrying value of available-for-sale investments				$418,639

At September 30, 2011, we held $6.1 million of deferred compensation plan assets, carried at fair value.
At September 30, 2011, we held $176.7 million of corporate bonds. These bonds are classified as available-for-sale and had an average duration of 0.9 years at September 30, 2011. At September 30, 2011, approximately 1% of our corporate bond portfolio had a credit rating of AAA, 13% had a credit rating of AA, 48% had a credit rating of A, and 38% had a credit rating of BBB. Because our bond portfolio has a high quality rating and contractual maturities of a short duration, we are able to obtain prices for these bonds derived from observable market inputs, or for similar securities traded in an active market, on a daily basis.
At September 30, 2011, we held $140.9 million of municipal fixed-rate bonds. These bonds are classified as available-for-sale and had an average duration of 1.1 years at September 30, 2011. At September 30, 2011, approximately 16% of our municipal fixed-rate bond portfolio had a credit rating of AAA, 66% had a credit rating of AA, and 18% had a credit rating of A. Because our bond portfolio has a high quality rating and contractual maturities of a short duration, we are able to obtain prices for these bonds derived from observable market inputs, or for similar securities traded in an active market, on a daily basis.

At September 30, 2011, we held $60.7 million of municipal variable rate demand notes, all of which were classified as available-for-sale. At September 30, 2011, 14% of our municipal variable rate demand notes had a credit rating of AAA, 72% had a credit rating of AA, 14% had a credit rating of A, and all contained put options of seven days. Despite the long-term nature of their stated contractual maturities, we routinely buy and sell these securities and we believe that we have the ability to quickly liquidate them. Our investments in these securities are recorded at fair value, and the interest rates reset every seven days. We believe we have the ability to sell our variable rate demand notes to the remarketing agent, tender agent or issuer at par value plus accrued interest in the event we decide to liquidate our investment in a particular variable rate demand note. At September 30, 2011, approximately 40% of our variable rate demand notes were supported by letters of credit from banks that we believe to be in good financial condition. The remaining 60% of our variable rate demand notes were supported by standby purchase agreements. As a result of these factors, we had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from these investments. All income generated from these investments was recorded as interest income. We have not recorded any losses relating to municipal variable rate demand notes.
At September 30, 2011, we held $0.7 million of a fixed income bond fund.
At September 30, 2011, we held $34.0 million of marketable equity securities, including a single security, of which we held 1.2 million shares, carried at a fair value of $21.3 million. We sold 0.3 million shares of this security during the nine months ended September 30, 2011. The sale of this security resulted in proceeds of $6.1 million and a realized gain of $6.0 million. This single security traded an average of approximately 0.9 million shares per day in the first nine months of 2011 in an active market on a European stock exchange. This single security comprises $20.9 million of the gross unrealized gains included in the fair value of our marketable equity securities at September 30, 2011. The remaining $1.5 million of gross unrealized gains and $1.1 million of gross unrealized losses at September 30, 2011 were spread amongst more than 400 equity securities.
At September 30, 2011, we held a $48.3 million restricted certificate of deposit, which is carried at cost. This investment serves as a collateral deposit against the principal amount outstanding under loans made to ADTRAN pursuant to an Alabama State Industrial Development Authority revenue bond (the Bond). At September 30, 2011, the estimated fair value of the Bond was approximately $48.3 million, based on a debt security with a comparable interest rate and maturity and a Standard and Poor’s credit rating of A+. We have the right to set-off the balance of the Bond with the collateral deposit in order to reduce the balance of the indebtedness. For more information on the Bond, see “Debt” under “Liquidity and Capital Resources” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 2 of Part I of this report.
At September 30, 2011, we held $2.2 million of other investments carried at cost, consisting of interests in two private equity funds and an investment in a privately held telecommunications equipment manufacturer. The fair value of these investments was estimated to be approximately $10.4 million at September 30, 2011, based on unobservable inputs including information supplied by the company and the fund managers. We have committed to invest up to an aggregate of $7.9 million in the two private equity funds, and we have contributed $8.4 million as of September 30, 2011, of which $7.7 million has been applied toward these commitments. As of September 30, 2011, we have received distributions related to these two private equity funds of $8.5 million, of which $2.0 million was recorded as investment income. These investments are carried at cost, net of distributions, with distributions in excess of our investment recorded as investment income. The remaining commitment under the funds is $0.2 million, which expires in 2013. We have not been required to record any impairment losses related to these investments during the nine months ended September 30, 2011.
We review our investment portfolio for potential “other-than-temporary” declines in value on an individual investment basis. We assess, on a quarterly basis, significant declines in value which may be considered other-than-temporary and, if necessary, recognize and record the appropriate charge to write-down the carrying value of such investments. In making this assessment, we take into consideration qualitative and quantitative information, including but not limited to the following: the magnitude and duration of historical declines in market prices, credit rating activity, assessments of liquidity, public filings, and statements made by the issuer. We generally begin our identification of potential other-than-temporary impairments by reviewing any security with a fair value that has declined from its original or adjusted cost basis by 25% or more for six or more consecutive months. We then evaluate the individual security based on the previously identified factors to determine the amount of the write-down, if any. As a result of our review, we recorded an other-than-temporary impairment charge of $32 thousand during the nine months ended September 30, 2011 related to seven marketable equity securities. For the nine months ended September 30, 2010, we recorded an other-than-temporary impairment charge of $43 thousand related to five marketable equity securities.

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

	Fair Value Measurements at September 30, 2011 Using
		Quoted Prices
		in Active	Significant
		Market for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash equivalents
Money market funds	$7,898	$7,898	$—	$—

Available-for-sale securities
Deferred compensation plan assets	6,114	6,114	—	—
Available-for-sale debt securities
Corporate bonds	176,657	—	176,657	—
Municipal fixed-rate bonds	140,946	—	140,946	—
Municipal variable rate demand notes	60,705	—	60,705	—
Fixed income bond fund	691	691	—	—
Available-for-sale marketable equity securities
Equity securities — technology industry	22,701	22,701	—	—
Equity securities — other	11,276	11,276	—	—

Available-for-sale securities	419,090	40,782	378,308	—

Total	$426,988	$48,680	$378,308	$—

	Fair Value Measurements at December 31, 2010 Using
		Quoted Prices
		in Active	Significant
		Market for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash equivalents
Money market funds	$14,532	$14,532	$—	$—

Available-for-sale securities
Deferred compensation plan assets	4,246	4,246	—	—
Available-for-sale debt securities
Corporate bonds	127,072	—	127,072	—
Municipal fixed-rate bonds	71,467	—	71,467	—
Municipal variable rate demand notes	116,745	—	116,745	—
Fixed income bond fund	746	746	—	—
Available-for-sale marketable equity securities
Equity securities — technology industry	35,596	35,596	—	—
Equity securities — other	12,414	12,414	—	—

Available-for-sale securities	368,286	53,002	315,284	—

Total	$382,818	$67,534	$315,284	$—

As of September 30, 2011 and December 31, 2010, the fair value of the investments in available-for-sale Level 2 corporate bonds and municipal fixed-rate bonds was $317.6 million and $198.5 million, respectively. The fair value of these securities is calculated using a weighted average market price for each security. Market prices are obtained from a variety of industry standard data providers, security master files from large financial institutions, and other third-party sources. These multiple market prices are used as inputs into a distribution-curve-based algorithm to determine the daily market value of each security.
As of September 30, 2011 and December 31, 2010, the fair value of the investments in available-for-sale Level 2 municipal variable rate demand notes was $60.7 million and $116.7 million, respectively. These securities have a structure that implies a standard expected market price. The frequent interest rate resets make it reasonable to expect the price to stay at par. These securities are priced at the expected market price.
6. INVENTORY
At September 30, 2011 and December 31, 2010, inventory consisted of the following:

	September 30,	December 31,
(In thousands)	2011	2010
Raw materials	$43,938	$43,897
Work in process	4,806	2,871
Finished goods	38,569	27,506

Total	$87,313	$74,274

We establish reserves for estimated excess, obsolete, or unmarketable inventory equal to the difference between the cost of the inventory and the estimated fair value of the inventory based upon assumptions about future demand and market conditions. At September 30, 2011 and December 31, 2010, raw materials reserves totaled $8.1 million and $7.3 million, respectively, and finished goods inventory reserves totaled $2.1 million and $1.6 million, respectively.

7. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying value of goodwill included in our Enterprise Networks division for the nine months ended September 30, 2011 are as follows:

(In thousands)
Balance, December 31, 2010	$—
Acquisitions	4,445
Impairment losses	—

Balance, September 30, 2011	$4,445

Balance as of September 30, 2011:
Goodwill	$4,445
Accumulated impairment losses	—

Total goodwill	$4,445

We evaluate the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. When evaluating whether goodwill is impaired, we compare the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, then the amount of the impairment loss is measured.
The following table presents our intangible assets as of September 30, 2011 and December 31, 2010. Intangible assets are included in other assets in the accompanying Consolidated Balance Sheets and include intangibles acquired with our acquisition of Objectworld Communications Corporation on September 15, 2009 and Bluesocket, Inc. on August 4, 2011.

	September 30, 2011			December 31, 2010
	Gross	Accumulated		Gross	Accumulated
(In thousands)	Value	Amortization	Net Value	Value	Amortization	Net Value
Customer relationships	$1,793	$133	$1,660	$93	$60	$33
Developed technology	3,590	121	3,469	—	—	—
Intellectual property	2,480	437	2,043	1,410	260	1,150
Trade names	300	11	289	—	—	—

Total	$8,163	$702	$7,461	$1,503	$320	$1,183

Amortization expense was $0.3 million and $0.4 million for the three and nine months ended September 30, 2011, respectively, and $0.1 million and $0.2 million for the three and nine months ended September 30, 2010, respectively.
As of September 30, 2011, the estimated future amortization expense of intangible assets is as follows:

(In thousands)	Amount
Remainder of 2011	$347
2012	1,389
2013	1,389
2014	1,228
2015	1,117
2016 and thereafter	1,991

Total	$7,461

8. STOCKHOLDERS’ EQUITY
A summary of the changes in stockholders’ equity for the nine months ended September 30, 2011 is as follows:

Stockholders’
(In thousands)	Equity
Balance, December 31, 2010	$572,322
Net income	107,414
Dividend payments	(17,395)
Dividends accrued for unvested restricted stock units	(22)
Net change in unrealized gains (losses) on marketable securities (net of deferred taxes)	(11,259)
Reclassification adjustment for amounts included in net income (net of deferred taxes)	(682)
Foreign currency translation adjustment	(1,031)
Proceeds from stock option exercises	33,631
Tax benefits from stock option exercises	10,457
Stock-based compensation expense	6,455
Purchases of treasury stock	(35,178)

Balance, September 30, 2011	$664,712

Stock Repurchase Program
Since 1997, our Board of Directors has approved multiple share repurchase programs that have authorized open market repurchase transactions of up to 30 million shares of our common stock. During the nine months ended September 30, 2011, we repurchased 1.1 million shares of our common stock at an average price of $31.98 per share. We have the authority to purchase an additional 0.9 million shares of our common stock under the plan approved by the Board of Directors on April 14, 2008.
On October 11, 2011, we announced that our Board of Directors had authorized the repurchase of an additional 5.0 million shares of our common stock to commence upon completion of the repurchase plan announced on April 14, 2008. Upon completion of the current plan, under which we have the remaining authority to purchase 0.9 million shares, the new plan to repurchase 5.0 million shares will be implemented through open market or private purchases from time to time as conditions warrant.
Stock Option Exercises
We issued 1.8 million shares of treasury stock during the nine months ended September 30, 2011 to accommodate employee stock option exercises. The stock options had exercise prices ranging from $10.50 to $36.64. We received proceeds totaling $33.6 million from the exercise of these stock options during the nine months ended September 30, 2011.
Dividend Payments
During the nine months ended September 30, 2011, we paid cash dividends as follows (in thousands except per share amount):

Record Date	Payment Date	Per Share Amount	Total Dividend Paid
February 3, 2011	February 17, 2011	$0.09	$5,775
April 28, 2011	May 12, 2011	$0.09	$5,821
July 28, 2011	August 11, 2011	$0.09	$5,799

Comprehensive Income
Comprehensive income consists of net income, net change in unrealized gains and losses on marketable securities, reclassification adjustments for amounts included in net income related to impaired securities and foreign currency translation adjustments.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2011	2010	2011	2010

Net income	$36,213	$32,084	$107,414	$78,029
Net change in unrealized gains (losses) related to marketable securities, net of deferred tax benefit (expense) of $3,533 and $(2,538) for the three months ended September 30, 2011 and 2010, respectively, and $6,235 and $(1,907) for the nine months ended September 30, 2011 and 2010, respectively	(5,468)	4,230	(11,259)	3,174
Reclassification adjustment for amounts included in net income, net of deferred tax benefit of $195 and $47 for the three months ended September 30, 2011 and 2010, respectively, and $381 and $174 for the nine months ended September 30, 2011 and 2010, respectively	(287)	(80)	(682)	(292)
Foreign currency translation adjustment	(1,487)	1,465	(1,031)	863

Total comprehensive income	$28,971	$37,699	$94,442	$81,774

9. EARNINGS PER SHARE
A summary of the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2011 and 2010 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2011	2010	2011	2010
Numerator
Net income	$36,213	$32,084	$107,414	$78,029

Denominator
Weighted average number of shares — basic	64,023	62,771	64,300	62,316
Effect of dilutive securities
Stock options	882	1,491	1,346	1,286
Restricted stock and restricted stock units	56	38	51	36

Weighted average number of shares — diluted	64,961	64,300	65,697	63,638

Net income per share — basic	$0.57	$0.51	$1.67	$1.25
Net income per share — diluted	$0.56	$0.50	$1.63	$1.23
Anti-dilutive options to purchase common stock outstanding were excluded from the above calculations. Anti-dilutive options totaled 1.5 million and 0.5 million for the three months ended September 30, 2011 and 2010, respectively, and 1.0 million and 2.0 million for the nine months ended September 30, 2011 and 2010, respectively.
10. SEGMENT INFORMATION
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

The following table presents information about the reported sales and gross profit of our reportable segments for the three and nine months ended September 30, 2011 and 2010. Asset information by reportable segment is not reported, since we do not produce such information internally.

	Three Months Ended
	September 30, 2011		September 30, 2010
(In thousands)	Sales	Gross Profit	Sales	Gross Profit
Carrier Networks	$152,492	$85,944	$128,581	$77,372
Enterprise Networks	39,702	23,532	34,376	19,927

Total	$192,194	$109,476	$162,957	$97,299

	Nine Months Ended
	September 30, 2011		September 30, 2010
(In thousands)	Sales	Gross Profit	Sales	Gross Profit
Carrier Networks	$435,344	$252,908	$345,684	$206,910
Enterprise Networks	106,599	62,190	94,661	55,046

Total	$541,943	$315,098	$440,345	$261,956

Sales by Product
Our three major product categories are Carrier Systems, Business Networking and Loop Access.
Carrier Systems products are used by communications service providers to provide data, voice and video services to consumers and enterprises. The Carrier Systems category includes our broadband access products comprised of Total Access® 5000 multi-service access and aggregation platform products, Total Access 1100/1200 Series Fiber-To-The-Node (FTTN) products, and Digital Subscriber Line Access Multiplexer (DSLAM) products. Our broadband access products are used by service providers to deliver high-speed Internet access, Voice over Internet Protocol (VoIP), IP Television (IPTV), and/or Ethernet services from the central office or remote terminal locations to customer premises. The Carrier Systems category also includes our optical access products. These products consist of optical access multiplexers including our family of OPTI products, our family of 8000 series products and our Optical Networking Edge (ONE) products. Optical access products are used to deliver higher bandwidth services, or to aggregate large numbers of low bandwidth services for transportation across fiber optic infrastructure. Total Access 1500 products, 303 concentrator products, M13 multiplexer products, and a number of mobile backhaul products are also included in the Carrier Systems product category.
Business Networking products provide access to telecommunication services, facilitating the delivery of converged services and Unified Communications to the small and mid-sized enterprises (SME) market. The Business Networking category includes Internetworking products and Integrated Access Devices (IADs). Internetworking products consist of our Total Access IP Business Gateways, Optical Network Terminals (ONTs), Virtual Wireless LAN products and NetVanta product lines. NetVanta products include multi-service routers, managed Ethernet switches, IP Private Branch Exchange (PBX) products, IP phone products, Unified Communications solutions, Unified Threat Management (UTM) solutions, and Carrier Ethernet Network Terminating Equipment (NTE). IAD products consist of our Total Access 600 Series and the Total Access 850.
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

The table below presents sales information by product category for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2011	2010	2011	2010
Carrier Systems	$119,979	$76,349	$319,018	$207,590
Business Networking	44,919	33,830	116,981	92,452
Loop Access	27,296	52,778	105,944	140,303

Total	$192,194	$162,957	$541,943	$440,345

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
Subcategory revenues included in the above are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2011	2010	2011	2010
Growth Products
Broadband Access (included in Carrier Systems)	$86,954	$45,099	$215,798	$126,432
Optical Access (included in Carrier Systems)	22,298	18,619	65,222	46,006
Internetworking (NetVanta & Multi-service Access Gateways) (included in Business Networking)	42,506	29,475	108,418	79,560

Total	151,758	93,193	389,438	251,998

Traditional Products
HDSL (does not include T1) (included in Loop Access)	25,297	49,383	100,291	131,487
Other products (excluding HDSL)	15,139	20,381	52,214	56,860

Total	40,436	69,764	152,505	188,347

Total	$192,194	$162,957	$541,943	$440,345

Sales by Geographic Region
The table below presents sales information by geographic area for the three and nine months ended September 30, 2011 and 2010. International sales correlate to shipments with a non-U.S. destination.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2011	2010	2011	2010
United States	$170,343	$154,648	$484,260	$416,994
International	21,851	8,309	57,683	23,351

Total	$192,194	$162,957	$541,943	$440,345

11. LIABILITY FOR WARRANTY RETURNS
Our products generally include warranties of one to ten years for product defects. We accrue for warranty returns at the time revenue is recognized based on our estimate of the cost to repair or replace the defective products. We engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers. Our products continue to become more complex in both size and functionality as many of our product offerings migrate from line card applications to systems products. The increasing complexity of our products will cause warranty incidences, when they arise, to be more costly. Our estimates regarding future warranty obligations may change due to product failure rates, material usage, and other rework costs incurred in correcting a product failure. In addition, from time to time, specific warranty accruals may be recorded if unforeseen problems arise. Should our actual experience relative to these factors be worse than our estimates, we will be required to record additional warranty expense. Alternatively, if we provide for more reserves than we require, we will reverse a portion of such provisions in future periods. The liability for warranty obligations totaled $3.9 million at September 30, 2011 and $3.3 million at December 31, 2010. These liabilities are included in accrued expenses in the accompanying Consolidated Balance Sheets.
A summary of warranty expense and write-off activity for the nine months ended September 30, 2011 and 2010 is as follows:

Nine Months Ended September 30,
(In thousands)	2011	2010
Balance at beginning of period	$3,304	$2,833
Plus: Amounts charged to cost and expenses	2,306	2,544
Less: Deductions	(1,743)	(2,137)

Balance at end of period	$3,867	$3,240

12. RELATED PARTY TRANSACTIONS
We employ the law firm of our director emeritus for legal services. All bills for services rendered by this firm are reviewed and approved by our Chief Financial Officer. We believe that the fees for such services are comparable to those charged by other firms for services rendered to us. For the three and nine month periods ended September 30, 2011 and 2010, we incurred fees of $10 thousand per month for these legal services.
13. COMMITMENTS AND CONTINGENCIES
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
We have committed to invest up to an aggregate of $7.9 million in two private equity funds, and we have contributed $8.4 million as of September 30, 2011, of which $7.7 million has been applied to these commitments. See Note 5 of Notes to Consolidated Financial Statements for additional information.
14. SUBSEQUENT EVENTS
On October 11, 2011, we announced that our Board of Directors declared a quarterly cash dividend of $0.09 per common share to be paid to stockholders of record at the close of business on October 27, 2011. The payment date will be November 10, 2011. The quarterly dividend payment will be approximately $5.7 million. In July 2003, our Board of Directors elected to begin declaring quarterly dividends on our common stock considering the tax treatment of dividends and adequate levels of Company liquidity.
On October 11, 2011, we announced that our Board of Directors had authorized the repurchase of an additional 5.0 million shares of our common stock to commence upon completion of the repurchase plan announced on April 14, 2008. Upon completion of the current plan, under which we have the remaining authority to purchase 0.9 million shares, the new plan to repurchase 5.0 million shares will be implemented through open market or private purchases from time to time as conditions warrant.

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
See Note 10 of Notes to Consolidated Financial Statements in this report for further information regarding these product categories.
Sales were $192.2 million and $541.9 million for the three and nine months ended September 30, 2011 compared to $163.0 million and $440.3 million for the three and nine months ended September 30, 2010. Product revenues for our three primary growth areas, Broadband Access, Optical Access and Internetworking, were $151.8 million and $389.4 million for the three and nine months ended September 30, 2011 compared to $93.2 million and $252.0 million for the three and nine months ended September 30, 2010. Our gross margin decreased to 57.0% and 58.1% for the three and nine months ended September 30, 2011 from 59.7% and 59.5% for the three and nine months ended September 30, 2010. Our operating income margin decreased to 26.6% for the three months ended September 30, 2011 from 27.6% for the three months ended September 30, 2010, and increased to 27.3% for the nine months ended September 30, 2011 from 24.8% for the nine months ended September 30, 2010. Net income was $36.2 million and $107.4 million for the three and nine months ended September 30, 2011 compared to $32.1 million and $78.0 million for the three and nine months ended September 30, 2010. Our effective tax rate decreased to 34.6% for the three months ended September 30, 2011 from 34.7% for the three months ended September 30, 2010 and decreased to 33.2% for the nine months ended September 30, 2011 from 34.6% for the nine months ended September 30, 2010. Earnings per share, assuming dilution, were $0.56 and $1.63 for the three and nine months ended September 30, 2011 compared to $0.50 and $1.23 for the three and nine months ended September 30, 2010.

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
RESULTS OF OPERATIONS — THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010
SALES
ADTRAN’s sales increased 17.9% from $163.0 million in the three months ended September 30, 2010 to $192.2 million in the three months ended September 30, 2011, and increased 23.1% from $440.3 million in the nine months ended September 30, 2010 to $541.9 million in the nine months ended September 30, 2011. The increase in sales for the three months ended September 30, 2011 is primarily attributable to a $41.9 million increase in sales of our Broadband Access products, a $13.0 million increase in sales of our Internetworking products, and a $3.7 million increase in sales of our Optical Access products, partially offset by a $29.3 million decrease in sales of our HDSL and other traditional products. The increase in sales for the nine months ended September 30, 2011 is primarily attributable to an $89.4 million increase in sales of our Broadband Access products, a $28.9 million increase in sales of our Internetworking products, and a $19.2 million increase in sales of our Optical Access products, partially offset by a $35.8 million decrease in sales of our HDSL and other traditional products.

Carrier Networks sales increased 18.6% from $128.6 million in the three months ended September 30, 2010 to $152.5 million in the three months ended September 30, 2011, and increased 25.9% from $345.7 million in the nine months ended September 30, 2010 to $435.3 in the nine months ended September 30, 2011. The increase in sales for the three and nine months ended September 30, 2011 is primarily attributable to increases in Broadband Access, Optical Access and Internetworking NTE product sales, partially offset by a decrease in HDSL and other traditional product sales.
Enterprise Networks sales increased 15.5% from $34.4 million in the three months ended September 30, 2010 to $39.7 million in the three months ended September 30, 2011, and increased 12.6% from $94.7 million in the nine months ended September 30, 2010 to $106.6 million in the nine months ended September 30, 2011. The increase for the three and nine months ended September 30, 2011 is primarily attributable to an increase in sales of Internetworking products, partially offset by a decrease in sales of traditional products. Internetworking product sales attributable to Enterprise Networks were 88.6% and 86.6% of the division’s sales in the three and nine months ended September 30, 2011, compared to 77.4% and 75.7% in the three and nine months ended September 30, 2010. Traditional products primarily comprise the remainder of Enterprise Networks sales. Enterprise Networks sales as a percentage of total sales decreased from 21.1% for the three months ended September 30, 2010 to 20.7% for the three months ended September 30, 2011 and decreased from 21.5% for the nine months ended September 30, 2010 to 19.7% for the nine months ended September 30, 2011.
International sales, which are included in the Carrier Networks and Enterprise Networks amounts discussed above, increased 163.0% from $8.3 million in the three months ended September 30, 2010 to $21.9 million in the three months ended September 30, 2011, and increased 147.0% from $23.4 million in the nine months ended September 30, 2010 to $57.7 million in the nine months ended September 30, 2011. International sales, as a percentage of total sales, increased from 5.1% for the three months ended September 30, 2010 to 11.4% for the three months ended September 30, 2011, and increased from 5.3% for the nine months ended September 30, 2010 to 10.6% for the nine months ended September 30, 2011. International sales increased in the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010 primarily due to an increase in sales to Latin America, Asia/Pacific and Europe.
Carrier System product sales increased $43.6 million and $111.4 million in the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010. The increase for the three months ended September 30, 2011 is primarily due to a $41.9 million increase in Broadband Access product sales and a $3.7 million increase in Optical Access product sales. The increase for the nine months ended September 30, 2011 is primarily due to an $89.4 million increase in Broadband Access product sales and a $19.2 million increase in Optical Access product sales. The increase in Broadband Access product sales is primarily attributable to continued growth in deployments of our Total Access 5000 and Fiber-to-the-Node platforms.
Business Networking product sales increased $11.1 million and $24.5 million in the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010. The increase for the three months ended September 30, 2011 is primarily due to a $13.0 million increase in Internetworking product sales across both divisions, partially offset by a $2.0 million decrease in other traditional product sales. The increase for the nine months ended September 30, 2011 is primarily due to a $28.9 million increase in Internetworking product sales across both divisions, partially offset by a $4.7 million decrease in other traditional product sales. The decrease in sales of traditional products is a result of customers shifting to newer technologies. Many of these newer technologies are integral to our Internetworking product area.
Loop Access product sales decreased $25.5 million and $34.4 million in the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010. The decrease for the three months ended September 30, 2011 is primarily due to a $24.1 million decrease in HDSL product sales. The decrease for the nine months ended September 30, 2011 is primarily due to a $31.2 million decrease in HDSL product sales.
COST OF SALES
As a percentage of sales, cost of sales increased from 40.3% in the three months ended September 30, 2010 to 43.0% in the three months ended September 30, 2011 and increased from 40.5% in the nine months ended September 30, 2010 to 41.9% in the nine months ended September 30, 2011. This increase is primarily the result of higher services related revenue, expediting costs related to specific customer opportunities, and specific customer pricing related to market share expansion. These effects were partially offset by cost absorption and manufacturing efficiencies achieved at the higher production volumes.

Carrier Networks cost of sales, as a percent of division sales, increased from 39.8% in the three months ended September 30, 2010 to 43.6% in the three months ended September 30, 2011 and increased from 40.1% in the nine months ended September 30, 2010 to 41.9% in the nine months ended September 30, 2011. The increase in Carrier Networks cost of sales as a percentage of sales is primarily attributable to higher services related revenues, expediting costs related to specific customer opportunities and specific customer pricing related to market share expansion, partially offset by manufacturing efficiencies achieved at the higher production volumes.
Enterprise Networks cost of sales, as a percent of division sales, decreased from 42.0% in the three months ended September 30, 2010 to 40.7% in the three months ended September 30, 2011 and decreased from 41.8% in the nine months ended September 30, 2010 to 41.7% in the nine months ended September 30, 2011. The decrease in Enterprise Networks cost of sales as a percentage of sales is primarily attributable to cost absorption and manufacturing efficiencies achieved at the higher production volumes.
An important part of our strategy is to reduce the product cost of each succeeding product generation and then to lower the product’s price based on the cost savings achieved. This may cause variations in our gross profit percentage due to timing differences between the recognition of cost reductions and the lowering of product selling prices.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses increased 6.9% from $29.5 million in the three months ended September 30, 2010 to $31.5 million in the three months ended September 30, 2011 and increased 8.0% from $85.1 million in the nine months ended September 30, 2010 to $91.9 million in the nine months ended September 30, 2011. The increase in selling, general and administrative expenses for the three month period ended September 30, 2011 is primarily related to increased staffing and fringe benefit costs due to increased headcount, including Bluesocket, acquired on August 4, 2011, selling expenses related to Bluesocket, and increases in professional fees and travel related to the Bluesocket acquisition. The increase in selling, general and administrative expenses for the nine month period ended September 30, 2011 is primarily related to increased staffing and fringe benefit costs due to increased headcount, including Bluesocket, selling expenses related to Bluesocket, and increases in contract services, recruiting expenses, and travel expenses.
Selling, general and administrative expenses as a percentage of sales decreased from 18.1% in the three months ended September 30, 2010 to 16.4% in the three months ended September 30, 2011 and decreased from 19.3% in the nine months ended September 30, 2010 to 17.0% in the nine months ended September 30, 2011. Selling, general and administrative expenses as a percentage of sales decreased due to increased revenue, partially offset by increased selling expenses related to Bluesocket.
RESEARCH AND DEVELOPMENT EXPENSES
Research and development expenses increased 17.9% from $22.8 million in the three months ended September 30, 2010 to $26.9 million in the three months ended September 30, 2011 and increased 10.8% from $67.8 million in the nine months ended September 30, 2010 to $75.2 million in the nine months ended September 30, 2011. The increase in research and development expenses for the three months ended September 30, 2011 reflects increased staffing and fringe benefit costs due to increased headcount, including Bluesocket, increased customer specific testing expense, research and development expenses related to Bluesocket, and amortization of intangibles related to the Bluesocket acquisition. The increase in research and development expenses for the nine months ended September 30, 2011 reflects increased staffing and fringe benefit costs due to increased headcount, including Bluesocket, increased customer specific testing expense, research and development expenses related to Bluesocket, and amortization of intangibles related to the Bluesocket acquisition.
Research and development expenses as a percentage of sales remained consistent at 14.0% in the three months ended September 30, 2010 and 2011, and decreased from 15.4% in the nine months ended September 30, 2010 to 13.9% in the nine months ended September 30, 2011. Research and development expenses as a percentage of sales decreased due to increased revenue, partially offset by increased research and development expenses related to Bluesocket.
We expect to continue to incur research and development expenses in connection with our new and existing products and our expansion into international markets. We continually evaluate new product opportunities and engage in intensive research and product development efforts which provide for new product development, enhancement of existing products and product cost reductions. We may incur significant research and development expenses prior to the receipt of revenues from a major new product group.

INTEREST AND DIVIDEND INCOME
Interest and dividend income increased 25.6% from $1.6 million in the three months ended September 30, 2010 to $2.0 million in the three months ended September 30, 2011 and increased 21.4% from $4.8 million in the nine months ended September 30, 2010 to $5.8 million in the nine months ended September 30, 2011. The increase for the three months ended September 30, 2011 is primarily driven by a 14.1% increase in our average investment balances, partially offset by a 26.0% reduction in the average rate of return on our investments as a result of lower interest rates. The increase for the nine months ended September 30, 2011 is primarily driven by a 20.0% increase in our average investment balances, partially offset by a 22.0% reduction in the average rate of return on our investments as a result of lower interest rates.
INTEREST EXPENSE
Interest expense, which is primarily related to our taxable revenue bond, remained constant at $0.6 million in each of the three months ended September 30, 2011 and 2010 and $1.8 million in each of the nine months ended September 30, 2011 and 2010, respectively. See “Liquidity and Capital Resources” below for additional information on our revenue bond.
NET REALIZED INVESTMENT GAIN
Net realized investment gain decreased 12.3% from $3.4 million in the three months ended September 30, 2010 to $3.0 million in the three months ended September 30, 2011 and increased 13.2% from $8.1 million in the nine months ended September 30, 2010 to $9.1 million in the nine months ended September 30, 2011. The decrease for the three months ended September 30, 2011 is the result of realized gains from the realignment of our fixed income portfolio during 2010. The increase for the nine months ended September 30, 2011 is the result of realized gains from the sale of previously impaired holdings and increased distributions from two private equity funds. See “Investing Activities” in “Liquidity and Capital Resources” below for additional information.
OTHER EXPENSE, NET
Other expense, net, comprised primarily of miscellaneous income, gains and losses on foreign currency transactions, investment account management fees, scrap raw material sales, and gains and losses on the disposal of property, plant and equipment occurring in the normal course of business, decreased from $0.3 million in the three months ended September 30, 2010 to $0.2 million in the three months ended September 30, 2011 and decreased from $0.7 million in the nine months ended September 30, 2010 to $0.4 million in the nine months ended September 30, 2011.
INCOME TAXES
Our effective tax rate for the nine months ended September 30, 2011 was 33.2%. The difference between our effective tax rate and the federal statutory rate for the nine months ended September 30, 2011 is primarily attributable to a benefit for the research tax credit of 2.2 percentage points and a benefit for the manufacturer’s domestic production activities deduction of 2.0 percentage points, partially offset by state income tax provisions of 2.3 percentage points.
Our effective tax rate for the nine months ended September 30, 2010 was 34.6%. The difference between our effective tax rate and the federal statutory rate for the nine months ended September 30, 2010 is primarily attributable to a benefit for the manufacturer’s domestic production activities deduction of 2.5 percentage points, partially offset by state income tax provisions of 2.4 percentage points. The tax provision for the nine months ended September 30, 2010 did not include the benefit of the research tax credit, which expired on December 31, 2009. The credit was reinstated during the fourth quarter of 2010.
NET INCOME
As a result of the above factors, net income increased $4.1 million from $32.1 million in the three months ended September 30, 2010 to $36.2 million in the three months ended September 30, 2011 and increased $29.4 million from $78.0 million in the nine months ended September 30, 2010 to $107.4 million in the nine months ended September 30, 2011.

As a percentage of sales, net income decreased from 19.7% in the three months ended September 30, 2010 to 18.8% in the three months ended September 30, 2011 and increased from 17.7% in the nine months ended September 30, 2010 to 19.8% in the nine months ended September 30, 2011.
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
At September 30, 2011, cash on hand was $32.5 million and short-term investments were $121.4 million, which resulted in available short-term liquidity of $153.9 million. At December 31, 2010, our cash on hand of $31.7 million and short-term investments of $157.5 million resulted in available short-term liquidity of $189.2 million. The decrease in short-term liquidity from December 31, 2010 to September 30, 2011 primarily reflects a realignment of our fixed income portfolio from short-term to long-term, which increased long-term investments $86.9 million during the nine months ended September 30, 2011.
Operating Activities
Our working capital, which consists of current assets less current liabilities, decreased 7.0% from $305.0 million as of December 31, 2010 to $283.7 million as of September 30, 2011. The quick ratio, defined as cash, cash equivalents, short-term investments, and net accounts receivable, divided by current liabilities, decreased from 5.21 as of December 31, 2010 to 3.24 as of September 30, 2011. The current ratio, defined as current assets divided by current liabilities, decreased from 7.10 as of December 31, 2010 to 4.77 as of September 30, 2011. Our working capital, the quick ratio, and the current ratio decreased due to a decrease in short-term investments of $36.1 million, which was a result of the realignment of our fixed income portfolio from short-term to long-term, and an increase in accounts payable $10.4 million and an increase in unearned revenue of $8.6 million. Generally, the change in accounts payable is due to variations in the timing of the receipt of supplies, inventory and services and our subsequent payments for these purchases. Generally, fluctuations in unearned revenue result from variations in the timing of customer payments and our revenue recognition under contract terms for hardware acceptance, installation services and post-sale support and maintenance services.
Net accounts receivable increased 26.4% from $70.9 million at December 31, 2010 to $89.6 million at September 30, 2011. Our allowance for doubtful accounts was $0.2 million at December 31, 2010 and $4 thousand at September 30, 2011. Quarterly accounts receivable days sales outstanding (DSO) increased from 39 days as of December 31, 2010 to 43 days as of September 30, 2011. Net accounts receivable and DSO increased for the quarter ended September 30, 2011 due to the timing of sales and collections during the quarter. Other receivables increased from $4.0 million at December 31, 2010 to $12.5 million at September 30, 2011. Generally, the change in other receivables is due to the timing of shipments and payments received for materials supplied to our contract manufacturers.
Quarterly inventory turnover remained consistent at 3.8 turns as of December 31, 2010 and September 30, 2011. Inventory increased 17.6% from December 31, 2010 to September 30, 2011. Our investment in inventory increased during the nine months ended September 30, 2011 to support increasing customer demand, increases in inventories related to an increase in installation services activities, and to mitigate component supply constraints broadly affecting the industry. We expect inventory levels to fluctuate as we attempt to maintain sufficient inventory in response to seasonal cycles of our business; ensuring competitive lead times while managing the risk of inventory obsolescence that may occur due to rapidly changing technology and customer demand.
Accounts payable increased 45.5% from $22.8 million at December 31, 2010 to $33.2 million at September 30, 2011. Generally, the change in accounts payable is due to variations in the timing of the receipt of supplies, inventory and services and our subsequent payments for these purchases.

Investing Activities
Capital expenditures totaled approximately $7.4 million and $9.5 million for the nine months ended September 30, 2010 and 2011, respectively. These expenditures were primarily used to purchase manufacturing and test equipment and computer software and hardware.
On August 4, 2011, we acquired all of the outstanding stock of Bluesocket, Inc., a provider of wireless network solutions with virtual control, for $23.8 million in cash.
Our combined short-term and long-term investments increased $50.9 million from $418.6 million at December 31, 2010 to $469.5 million at September 30, 2011. This increase reflects the impact of additional funds available for investment provided by our operating activities and proceeds from stock option exercises by our employees, reduced by our cash needs for equipment acquisitions, business acquisition, stock repurchases and dividends, as well as net realized and unrealized losses and amortization of net premiums on our combined investments.
We invest all available cash not required for immediate use in operations primarily in securities that we believe bear minimal risk of loss. At September 30, 2011 these investments included municipal variable rate demand notes of $60.7 million, municipal fixed-rate bonds of $140.9 million and corporate bonds of $176.7 million. At December 31, 2010, these investments included municipal variable rate demand notes of $116.7 million, municipal fixed-rate bonds of $71.5 million and corporate bonds of $127.1 million.
At September 30, 2011, we held $60.7 million of municipal variable rate demand notes, all of which were classified as available-for-sale. At September 30, 2011, 14% of our municipal variable rate demand notes had a credit rating of AAA, 72% had a credit rating of AA, 14% had a credit rating of A, and all contained put options of seven days. Despite the long-term nature of their stated contractual maturities, we routinely buy and sell these securities and we believe that we have the ability to quickly liquidate them. Our investments in these securities are recorded at fair value, and the interest rates reset every seven days. We believe we have the ability to sell our variable rate demand notes to the remarketing agent, tender agent or issuer at par value plus accrued interest in the event we decide to liquidate our investment in a particular variable rate demand note. At September 30, 2011, approximately 40% of our variable rate demand notes were supported by letters of credit from banks that we believe to be in good financial condition. The remaining 60% of our variable rate demand notes were supported by standby purchase agreements. As a result of these factors, we had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from these investments. All income generated from these investments was recorded as interest income. We have not recorded any losses relating to municipal variable rate demand notes.
At September 30, 2011, we held $140.9 million of municipal fixed-rate bonds. These bonds are classified as available-for-sale and had an average duration of 1.1 years at September 30, 2011. At September 30, 2011, approximately 16% of our municipal fixed-rate bond portfolio had a credit rating of AAA, 66% had a credit rating of AA, and 18% had a credit rating of A. Because our bond portfolio has a high quality rating and contractual maturities of a short duration, we are able to obtain prices for these bonds derived from observable market inputs, or for similar securities traded in an active market, on a daily basis.
At September 30, 2011, we held $176.7 million of corporate bonds. These bonds are classified as available-for-sale and had an average duration of 0.9 years. At September 30, 2011, approximately 1% of our corporate bond portfolio had a credit rating of AAA, 13% had a credit rating of AA, 48% had a credit rating of A, and 38% had a credit rating of BBB. Because our bond portfolio has a high quality rating and contractual maturities of a short duration, we are able to obtain prices for these bonds derived from observable market inputs, or for similar securities traded in an active market, on a daily basis.
Our long-term investments increased 33.3% from $261.2 million at December 31, 2010 to $348.1 million at September 30, 2011. The primary reasons for the increase in our long-term investments were cash generated from operations and proceeds from stock option exercises by our employees. Long-term investments at September 30, 2011 and December 31, 2010 included an investment in a certificate of deposit of $48.3 million, which serves as collateral for our revenue bonds, as discussed below. We have various equity investments included in long-term investments at a cost of $12.7 million and $11.5 million, and with a fair value of $34.0 million and $48.0 million, at September 30, 2011 and December 31, 2010, respectively, including a single equity security, of which we held

1.2 million shares and 1.5 million shares, carried at $21.3 million and $34.2 million of fair value at September 30, 2011 and December 31, 2010, respectively. The single security traded approximately 0.9 million shares per day in the nine months ended September 30, 2011 in an active market on a European stock exchange. Of the gross unrealized gains included in the fair value of our marketable securities at September 30, 2011, this single security comprised $20.9 million of this unrealized gain. Long-term investments at September 30, 2011 also include $6.1 million related to our deferred compensation plan; $2.2 million of other investments carried at cost, consisting of interests in two private equity funds and an investment in a privately held telecommunications equipment manufacturer; and $0.7 million of a fixed income bond fund.
We review our investment portfolio for potential “other-than-temporary” declines in value on an individual investment basis. We assess, on a quarterly basis, significant declines in value which may be considered other-than-temporary and, if necessary, recognize and record the appropriate charge to write-down the carrying value of such investments. In making this assessment, we take into consideration qualitative and quantitative information, including but not limited to the following: the magnitude and duration of historical declines in market prices, credit rating activity, assessments of liquidity, public filings, and statements made by the issuer. We generally begin our identification of potential other-than-temporary impairments by reviewing any security with a fair value that has declined from its original or adjusted cost basis by 25% or more for six or more consecutive months. We then evaluate the individual security based on the previously identified factors to determine the amount of the write-down, if any. As a result of our review, we recorded an other-than-temporary impairment charge of $32 thousand during the nine months ended September 30, 2011 related to seven marketable equity securities. For the nine months ended September 30, 2010, we recorded an other-than-temporary impairment charge of $43 thousand related to five marketable equity securities.
Financing Activities
Dividends
In July 2003, our Board of Directors elected to begin declaring quarterly dividends on our common stock considering the tax treatment of dividends and adequate levels of Company liquidity. During the nine months ended September 30, 2011, we paid dividends totaling $17.4 million.
Debt
We have amounts outstanding under loans made pursuant to an Alabama State Industrial Development Authority revenue bond (the Bond) which totaled $48.0 million at September 30, 2011 and December 31, 2010. At September 30, 2011, the estimated fair value of the Bond was approximately $48.3 million, based on a debt security with a comparable interest rate and maturity and a Standard & Poor’s credit rating of A+. Included in long-term investments are restricted funds in the amount of $48.3 million at September 30, 2011 and December 31, 2010, which is a collateral deposit against the principal amount of the Bond. We have the right to set-off the balance of the Bond with the collateral deposit in order to reduce the balance of the indebtedness. The Bond matures on January 1, 2020, and bears interest at the rate of 5% per annum. In conjunction with this program, we are eligible to receive certain economic incentives from the state of Alabama that reduce the amount of payroll withholdings we are required to remit to the state for those employment positions that qualify under this program.
We are required to make payments in the amounts necessary to pay the principal and interest on the amounts currently outstanding. Based on positive cash flow from operating activities, we have decided to continue early partial redemptions of the Bond. It is our intent to make annual principal payments in addition to the interest amounts that are due. In connection with this decision, $1.5 million of the Bond debt has been classified in accounts payable in the Consolidated Balance Sheet.
Stock Repurchase Program
Since 1997, our Board of Directors has approved multiple share repurchase programs that have authorized open market repurchase transactions of up to 30 million shares of our common stock. During the nine months ended September 30, 2011, we repurchased 1.1 million shares of our common stock at an average price of $31.98 per share. We have the authority to purchase an additional 0.9 million shares of our common stock under the plan approved by the Board of Directors on April 14, 2008.

On October 11, 2011, we announced that our Board of Directors had authorized the repurchase of an additional 5.0 million shares of our common stock to commence upon completion of the repurchase plan announced on April 14, 2008. Upon completion of the current plan, the new plan to repurchase 5.0 million shares will be implemented through open market or private purchases from time to time as conditions warrant.
To accommodate employee stock option exercises, we issued 1.8 million shares of treasury stock for $33.6 million during the nine months ended September 30, 2011. During the nine months ended September 30, 2010, we issued 1.2 million shares of treasury stock for $19.8 million.
Off-Balance Sheet Arrangements and Contractual Obligations
We do not have off-balance sheet financing arrangements and have not engaged in any related party transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources. During the nine months ended September 30, 2011, there have been no material changes in contractual obligations and commercial commitments from those discussed in our most recent Annual Report on Form 10-K for the year ended December 31, 2010 filed on February 25, 2011 with the SEC.
We have committed to invest up to an aggregate of $7.9 million in two private equity funds, and we have contributed $8.4 million as of September 30, 2011, of which $7.7 million has been applied to these commitments. See Note 5 of Notes to Consolidated Financial Statements for additional information.
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
We are exposed to financial market risks, including changes in interest rates and prices of marketable equity and fixed-income securities. The primary objective of the large majority of our investment activities is to preserve principal while at the same time achieving appropriate yields without significantly increasing risk. To achieve this objective, a majority of our marketable securities are investment grade, municipal, fixed-rate bonds, municipal variable rate demand notes and municipal money market instruments denominated in United States dollars. At September 30, 2011, 14% of our municipal variable rate demand notes had a credit rating of AAA, 72% had a rating of AA, and 14% had a credit rating of A, and all contained put options of seven days. At September 30, 2011, approximately 16% of our municipal fixed-rate bonds had a credit rating of AAA, 66% had a credit rating of AA, and the remaining 18% had a credit rating of A. At September 30, 2011, approximately 1% of our corporate bond portfolio had a credit rating of AAA, 13% had a credit rating of AA, 48% had a credit rating of A, and 38% had a credit rating of BBB.
We maintain depository investments with certain financial institutions. Although these depository investments may exceed government insured depository limits, we have evaluated the credit worthiness of these financial institutions, and determined the risk of material financial loss due to exposure of such credit risk to be minimal. As of September 30, 2011, $21.3 million of our cash and cash equivalents, primarily certain domestic money market funds and foreign depository accounts, were in excess of government provided insured depository limits.

As of September 30, 2011, approximately $390.7 million of our cash and investments may be directly affected by changes in interest rates. We have performed a hypothetical sensitivity analysis assuming market interest rates increase or decrease by 50 basis points (bps) for an entire year, while all other variables remain constant. At September 30, 2011, we held $170.6 million of cash, money market instruments, floating rate corporate bonds and municipal variable rate demand notes where a change in interest rates would impact our interest income. A hypothetical 50 bps decline in interest rates as of September 30, 2011 would reduce annualized interest income on our cash, money market instruments, floating rate corporate bonds and municipal variable rate demand notes by approximately $0.7 million. In addition, we held $309.3 million of municipal and corporate bonds whose fair values may be directly affected by a change in interest rates. A hypothetical 50 bps increase in interest rates as of September 30, 2011 would reduce the fair value of our municipal and corporate bonds by approximately $1.6 million.
As of September 30, 2010, approximately $315.7 million of our cash and investments was subject to being directly affected by changes in interest rates. We have performed a hypothetical sensitivity analysis assuming market interest rates increase or decrease by 50 bps for the entire year, while all other variables remain constant. A hypothetical 50 bps decline in interest rates as of September 30, 2010 would have reduced annualized interest income on our cash, money market instruments and municipal variable rate demand notes by approximately $0.4 million. In addition, a hypothetical 50 bps increase in interest rates as of September 30, 2010 would have reduced the fair value of our municipal fixed-rate bonds and corporate bonds by approximately $1.6 million.
For further information about the fair value of our available-for-sale investments as of September 30, 2011 see Note 5 of Notes to Consolidated Financial Statements.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth repurchases of our common stock for the months indicated:

			Total Number of	Maximum Number
	Total	Average	Shares Purchased	of Shares that May
	Number of	Price	as Part of Publicly	Yet Be Purchased
	Shares	Paid per	Announced Plans	Under the Plans or
Period	Purchased	Share	or Programs	Programs
July 1, 2011 – July 31, 2011	500,000	$34.65	500,000	1,469,425
August 1, 2011 – August 31, 2011	600,000	$29.75	600,000	869,425
September 1, 2011 – September 31, 2011	—	—	—	869,425

Total	1,100,000		1,100,000

On April 14, 2008, our Board of Directors approved additional repurchases of up to 5,000,000 shares of our common stock. This plan will be implemented through open market purchases from time to time as conditions warrant.
On October 11, 2011, our Board of Directors approved additional repurchases of up to 5,000,000 shares of our common stock. Upon completion of the current plan, under which we have the remaining authority to purchase 0.9 million shares, this plan will be implemented through open market purchases from time to time as conditions warrant.

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

ADTRAN, INC. (Registrant)
Date: November 3, 2011	/s/ James E. Matthews
James E. Matthews
Senior Vice President — Finance, Chief Financial Officer, Treasurer, Secretary and Director (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*
Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.