Form 10-K
period 2011-12-31
ADTRAN INC
filed 2012-02-29
CIK 926282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant on June 30, 2011 was $2,497,687,885 based on a closing market price of $38.71 as quoted on the NASDAQ Global Select Market. There were 63,822,229 shares of common stock outstanding as of February 14, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 9, 2012 are incorporated herein by reference in Part III.

ADTRAN, Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2011

-i-

PART I

ITEM 1. BUSINESS

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

Products and Services

We maintain two operating divisions based on our product and service offerings: the Carrier Networks Division and the Enterprise Networks Division. These divisions serve two distinct markets and support sales globally, operating as two reportable segments. In 2011, sales of Carrier Networks products accounted for 79.4% of total revenue, while sales of Enterprise Networks products accounted for 20.6%. Sales to countries outside of the United States are included in these aggregate divisional figures, but when accounted for separately, comprise 11.8% of total revenue. For more financial information about these divisions and geographic areas, see Note 11 to the Consolidated Financial Statements included in this report.

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

Both of our divisions are positioned with product and service offerings that compete in many segments of the global telecommunications industry and, specifically, in the areas of Ethernet and Internet Protocol (IP) based networks. As networks migrate to IP-based architectures to deliver and utilize higher bandwidth services, ADTRAN has strengthened its technologies in its core product areas: Broadband Access, Optical Access and Internetworking.

For a discussion of risks associated with our products see “Risk Factors – We must continue to update and improve our products and develop new products in order to compete and to keep pace with improvements in telecommunications technology”, and “Risk Factors – If our products do not interoperate with our customers’ networks, installations may be delayed or cancelled, which could harm our business”, in Item 1A of this report.

Network Access Infrastructure for Advanced Services

Networks are continuing to undergo a fundamental shift from circuit-based technologies to packet-based technologies, and converged networks are being implemented to address voice, video and data requirements in an effort to become more efficient. When voice was the dominant type of traffic in the network, networks were engineered to carry voice, integrating data into the architecture as necessary. Today, data is the dominant traffic type, and networks are evolving to increase bandwidth and transport data, voice and video in an integrated architecture. As networks migrate toward integrated communications and entertainment services, service providers and businesses alike are transitioning their networks to packet-based technologies, such as Ethernet and IP. We believe we are well positioned to support both existing services and newer advanced Ethernet and IP services.

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

Our three major product categories are Carrier Systems, Business Networking and Loop Access.

Carrier Systems products are used by communications service providers to provide data, voice and video services to consumers and enterprises. The Carrier Systems category includes our broadband access products comprised of Total Access® 5000 multi-service access and aggregation platform products, Total Access 1100/1200 Series Fiber-To-The-Node (FTTN) products, Ultra Broadband Ethernet (UBE) and Digital Subscriber Line Access Multiplexer (DSLAM) products. Our broadband access products are used by service providers to deliver high-speed Internet access, Voice over Internet Protocol (VoIP), IP Television (IPTV), and/or Ethernet services from the central office or remote terminal locations to customer premises. The Carrier Systems category also includes our optical access products. These products consist of optical access multiplexers and transceivers including those used in our Optical Networking Edge (ONE) products, NetVanta 8000 series products, and our family of OPTI products. Optical access products are used to deliver higher bandwidth services, aggregate large numbers of low bandwidth services, or transport wavelength services across a fiber optic infrastructure. Total Access 1500 products, 303 concentrator products, M13 multiplexer products, and a number of mobile backhaul products are also included in the Carrier Systems product category.

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

In addition, we identify subcategories of product revenues, which we divide into core products and legacy products. Our core products consist of Broadband Access and Optical Access products (included in Carrier Systems) and Internetworking products (included in Business Networking) and our legacy products include HDSL products (included in Loop Access) and other products not included in the aforementioned core products.

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

Services enabled using our systems include traditional voice services, VoIP, IPTV, RF Video, high-speed Internet access and data services based upon Ethernet, frame relay, TDM, and ATM networks, connecting the network with user components such as switches, routers, gateways, IADs, PBXs, wireless LAN products and telephone key systems. ADTRAN devices, deployed at the business site, are enabling carriers to provide Ethernet services to SMEs and distributed enterprises. Our solutions provide a complete end-to-end solution for carriers by supporting both new fiber-based infrastructure and also allowing them to reuse their existing copper infrastructure, lowering their overall costs to deploy advanced Ethernet services to SMEs and distributed enterprises.

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

Continued competition from cable and wireless providers is forcing traditional wireline service providers to react with price incentives, service bundling, and network investments and modifications. ADTRAN products, services and support enable wireline providers to offer higher Internet access speeds as well as VoIP and IPTV. Our multi-service access and aggregation platforms are used to provide multi-Gigabit Ethernet capability, increasing rates within the access network. Our optical technologies enable subscriber access solutions for Fiber-To-The-Premises (FTTP) and FTTN architectures. To offer higher speed DSL services in support of delivering Internet access and IPTV, carriers are “shortening” copper loop lengths in order to increase bandwidth and gain a competitive advantage. Our multi-service access and aggregation platform with the FTTN series of outside plant DSLAM products and our UBE products are used to shorten copper loop lengths so that wireline providers can deliver higher-speed network services.

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

Our leading Total Access® DSLAMS allow service providers to realize ultra-broadband speeds over their existing copper infrastructure, economically securing the broadband connection to the home and enabling the delivery of advanced communications and entertainment services. Capabilities like UBE are actively being developed to help Service Providers overcome the challenge of using their existing copper facilities to compete with service offerings of 100Mbps and higher without the need to invest in or overcome the obstacles associated with FTTP architectures.

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

Business Ethernet Services

Business Ethernet is growing with the proliferation of packet-based infrastructure in both enterprise and carrier networks. The implementation of Ethernet throughout the communications network provides benefits in equipment and operational savings. Gigabit speeds are increasingly becoming available throughout the access network, but they are far from being widespread. Ethernet’s increasing presence throughout the network is driving costs down, further increasing availability to business customers. We provide Metro Ethernet Forum (MEF) compliant products that enable the delivery of these services.

ADTRAN has a complete portfolio of solutions for Business Ethernet services utilizing Fiber (EoF), Copper (EoCu) and TDM (EoTDM). These solutions enable cost-effective business Ethernet service delivery across all kinds of network infrastructure. The ADTRAN Total Access 5000 supports standards-based copper pair bonding of xDSL loops for direct Ethernet service delivery. Leveraging a complete end-to-end solution with the NetVanta 800 and NetVanta 8000 Series of network termination equipment, the Total Access 5000 also offers an innovative approach to delivering Ethernet services by aggregating bonded copper, bonded circuits, and fiber while supporting multi-megabit rates for MEF certified carrier Ethernet circuits. This combination allows carriers to ubiquitously offer Ethernet services across the entire network, enabling new revenue-generating services for businesses.

Packet Optical Networking and Optical Access

Mobile networks that were originally built for voice communications are now being optimized for data applications. This is putting a strain on the mobile backhaul network. With the introduction of carrier-class Ethernet technologies, now operators can take advantage of fiber facilities to achieve the highest traffic carrying capacity utilization of their embedded investment and provide a network migration path toward an all-packet network. With the integration of EoF in the Total Access 5000 and NetVanta® 8000 platforms, ADTRAN offers a scalable solution that supports service migration as providers continue to examine the customer demand for greater bandwidth. As wireless needs continue to grow, EoF is an ideal transport method for mobile backhaul networks, as well as enabling long-haul reach to residential and business networks.

Optical Networking Edge (ONE) has been added to our product portfolio to enable high performance packet optical services at the edge of the network and integrated optical transport solutions. The ADTRAN ONE solutions combine right sized core packet optical networking like miniature Reconfigurable Optical Add Drop Multiplexer (mini-ROADM), Wave Division Multiplexing (WDM), Scalable Carrier Ethernet, Optical Transport Network (OTN), and SONET/SDH with high-speed access services under the Total Access® 5000 multi-service access and aggregation platform. ONE modules fit into the installed base or new deployment of the Total Access® 5000 platform to deliver integrated access, aggregation and transport, which enables service providers to simplify service delivery and network operations to improve profitability. ONE allows service providers the ability to deliver, aggregate, and transport carrier grade services up to 10Gbps and beyond. The ONE portfolio supports agile photonics and tunable pluggable optics. These advancements provide operators with a flexible, efficient and scalable network architecture, improving their market responsiveness and the transition from circuit to packet optical services.

Our OPTI® product family includes a multi-service provisioning platform, the OPTI-6100®, delivering high-speed Ethernet (addressing DS1/E1, DS3/E3, OC-3/STM-1, OC-12/STM-4, OC-48, and 10/100/1000Mb) connectivity and transport to cellular sites using a variety of fiber optic ring architectures. Our OPTI-3® fiber multiplexer provides OC-3 capacity in terminal mode and DS3 range extension applications. The OPTI-6100® chassis is available in small (SMX), medium (MX) and large (LMX) options providing a range of low-density to high-density applications, with a variety of mounting options to meet unique customer requirements. Our solutions provide for optical transport in very compact enclosures for cell site traffic backhaul and feature single fiber operation for maximum facility utilization and integration with the ADTRAN Total Access® family of products and associated multiplexers.

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

Enterprise Networks

With the increased speed, capacity and availability of broadband services to businesses and the proliferation of mobile broadband devices such as smartphones and tablets, both service providers and enterprises are rapidly migrating to cloud-based services and mobility for their communications and networking needs. Businesses of all sizes are increasingly utilizing the cloud for voice, data, video, computing, storage and applications. As business workers adopt mobile devices both inside and outside of the physical office, convergence with fixed voice over Internet Protocol (VoIP) and unified communications solutions (UC) are emerging. Voice capable wireless networks in the enterprise are beginning to converge with wired networks. Wireless-wireline convergence, along with the convergence of voice, data, and messaging from any location or device results in increased employee efficiency and productivity. At ADTRAN, our Enterprise Networks Division is addressing these major market shifts by focusing on solutions in three key areas: Cloud Connectivity, Enterprise Communications and Virtual Mobility.

Cloud Connectivity

Our Cloud Connectivity solutions enable service providers to deliver hosted and bundled services offerings that enable businesses to connect to the public or private cloud. These service provider bundled services include: Hosted Voice and Unified Communications, Hosted Wireless Local Area Networking (WLAN), Business Internet Access, Business Ethernet, Private Network, Session Initiation Protocol (SIP) Trunking, Managed Security, Managed Unified Communications and SIP Trunking with Private Branch eXchange (PBX) bundles. ADTRAN Enterprise solutions offered as a key element of these business bundles include: IP Business Gateways, Access Routers, Ethernet Switches, hosted Unified Communications Solutions and Unified Threat Management.

ADTRAN Total Access and NetVanta IP Business Gateways (IPBGs) are deployed by the service provider at the demarcation point on the customer premises. An ADTRAN IPBG combines the functionality of a voice gateway, multi-service router and firewall into a single device. Our products offer a highly integrated, cost-effective platform for delivering cloud services to the enterprise customer.

ADTRAN multi-service routers move data between networked computers over public or private IP, Frame Relay, MultiProtocol Label Switching leased-line infrastructures or carrier-supplied Ethernet services. These devices include features to route traffic between multiple destinations, secure the network against cyber attacks, ensure the privacy of data as it is transported across the Internet, and restore communications in the event of equipment or network failure. Our multi-service routers provide Internet access and interconnect corporate locations and when deployed in the workgroup environment with our managed Layer 2 and Layer 3 (L2/L3) Ethernet switches provide connectivity from the WAN to the end user’s desktop computer and IP Phone. Our managed L2/L3 switches range in speeds up to multi-Gigabit and include Power over Ethernet (PoE) options.

ADTRAN multi-service router products include both modular and fixed-configuration solutions. The NetVanta router portfolio offers a wide assortment of business-class features including: Quality of Service (QoS), Firewall, VPN, Network Performance Monitoring and Voice Quality Monitoring (VQM). These features enable carriers to offer the highest quality of service with a Total Cost of Ownership (TCO) advantage.

Enterprise Communications

ADTRAN Enterprise Communications solutions are premises-based solutions that enable businesses to become more productive and more capable through efficient communications and communication enabled business processes. ADTRAN provides enterprises with solutions from the network edge to the desktop that creates business efficiency and capability, while driving employee productivity. ADTRAN Enterprise Communications solutions simplify network support and ensure ease of scalability, all while lowering the total cost of ownership. ADTRAN Enterprise Communications solutions include unified communications, IP communications solutions, and wireless and wireline LAN (Local Area Networking) infrastructure solutions.

ADTRAN Unified Communications solutions enable businesses with 25 to 2,000 employees to realize the benefits of UC. ADTRAN’s NetVanta UC products deliver end-to-end unified communications that bridge the gap between telephony, desktop communications productivity and business processes. Referred to as Communications-Enabled Business Processes (CEBP), ADTRAN NetVanta UC solutions enable businesses to drive workforce productivity and improve customer service. ADTRAN’s award-winning NetVanta UC Server enables CEBP while providing simplicity and value to businesses that want to make a smooth transition from simple telephony to a unified communications solution without sacrificing their PBX and business systems investments. There are four platforms in the NetVanta UC solutions portfolio: NetVanta UC Server, NetVanta Business Application Server, NetVanta Enterprise Communications Server, and NetVanta Business Communications System.

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

ADTRAN’s innovative IP Communications solution delivers a highly integrated single box solution for small business communications needs. Scaling up to 100 users the NetVanta IP Communications solution combines the features of an IP PBX with the functionality of an Ethernet switch, a multi-service router, security features and WAN connectivity.

Virtual Mobility

ADTRAN Virtual Mobility solutions deliver complete end-point freedom across the enterprise by utilizing virtualized, cloud-based solutions for connectivity, communications and collaboration. With the proliferation of smart phones, tablets and wireless devices, end-users are now dictating which devices should be supported across the enterprise. Wireless connectivity is no longer limited to conference rooms and building lobbies. Users now expect to be able to roam seamlessly across the enterprise campus while maintaining a persistent IP session to support voice, video and other wireless applications without interruption. ADTRAN Virtual Mobility solutions empower users to access enterprise resources anytime, anywhere on any device and deliver a unified service experience. These solutions leverage the scalability, reliability, and cost benefits of virtualization and are cloud-ready for easy deployment and management. The ADTRAN virtual mobility solutions include virtual wireless LAN (vWLAN) solutions acquired by ADTRAN in August 2011 as part of the Bluesocket acquisition and build on ADTRAN’s broad portfolio of internetworking solutions.

Marketed under the brand names Total Access®, NetVanta® and Bluesocket® our solutions are known for high performance, reliability and high availability. These attributes make them the preferred solutions for the delivery of service provider bundled business services for Cloud Connectivity, Enterprise Communications and Virtual Mobility.

ADTRAN views the continued development and evolution of our operating system as critical to our success in bringing to market feature-rich, highly reliable, high-performance solutions. As such, the ADTRAN Operating System (AOS) is common across many of our internetworking products, optimizing our product development resources and minimizing time to market for new products and features. It also ensures common configuration practices, policies, protection schemes, and management interfaces for our carrier customers providing an advantage from a TCO perspective.

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

Service and Support

In addition to our product portfolio, ADTRAN offers technical support services to ensure that we are responsive to customers who have deployed our networking and infrastructure solutions. We provide pre- and post-sales technical support and a variety of training options. We offer installation and maintenance services designed to protect customers’ networks from unnecessary downtime. ADTRAN Custom Extended Services (ACES) guarantees priority access to technical support engineers and offers five different maintenance programs ranging from five days-a-week, eight hours-a-day and next business day equipment replacement to seven days-a-week, twenty-four hours-a-day and equipment replacement within four hours of notification. Our service and support offerings are available to all ADTRAN customers.

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

Customers of our Enterprise Networks Division in the United States include Major Service Providers, independent telephone companies and competitive service providers. Additionally, SME organizations purchase our solutions through a two-tier distribution channel. The two-tier distribution channel is comprised of several large distributor partners and an extensive network of value-added resellers (VARs) as described in “Distribution, Sales and Marketing” below. Furthermore, ADTRAN Enterprise solutions are deployed internationally in various regions. Vertical markets where our solutions are used include retail, food service, healthcare, finance, government, education, manufacturing, military, transportation, hospitality, and energy/utility.

Single customers comprising more than 10% of our revenue in 2011 include AT&T Inc. and CenturyLink, Inc. The revenues from both of these customers are reported in both the Carrier Networks and Enterprise Networks segments. No other customer accounted for 10% or more of our sales in 2011.

For a discussion of risks associated with customers, service providers and approval processes, see “Risk Factors – The lengthy approval process required by major and other service providers for new products could result in fluctuations in our revenue”, “Risk Factors – We depend heavily on sales to certain customers; the loss of any of these customers would significantly reduce our revenues and net income”, and “Risk Factors – Consolidation and deterioration in the competitive service provider market could result in a significant decrease in our revenue”, in Item 1A of this report.

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

A growing portion of our Enterprise Networks products are being sold to service providers for provisioning of converged voice and data service offerings for SME branch office end users. Similar to Carrier Networks products, these Enterprise Networks products sold to service providers are fulfilled through a combination of direct sales and major technology distribution companies such as KGP Logistics, Inc., Walker and Associates, Inc., and Power & Telephone Supply Company

Outside of the United States, both Carrier and Enterprise products are sold through distribution arrangements customized for each region. Each region is supported by an ADTRAN field office that offers sales and support functions, and in some cases, warehousing and manufacturing support. In some regions, Carrier products are sold to carriers through our direct sales organization.

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

During 2011, 2010, and 2009, product development expenditures totaled $100.3 million, $90.3 million, and $83.3 million, respectively. Our product development activities are an important part of our strategy. Because of rapidly changing technology and evolving industry standards, we expect to sustain, and possibly increase, product development levels each year.

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

We develop most of our products internally, although we sometimes license intellectual property for use in certain products. Internal development gives us more control over design and manufacturing issues related to our products and closer control over product costs. Our ability to continually reduce product costs is an important part of our overall business strategy. Our product development efforts are often centered on entering a market with improved technology, allowing us to offer products at a price point lower than established market prices. We then compete for market share. We continually re-engineer successive generations of the product to improve our gross margin.

Product development activities focus on products to support both existing and emerging technologies in the telecommunications industry in segments of our markets that we consider viable revenue opportunities. We are actively engaged in developing and refining technologies to support data, voice, and video transport primarily over IP/Ethernet network architectures. Our work involves Ethernet transport, fiber optic transport, DSL transport (VDSL2, ADSL2+, ADSL, SHDSL, and HDSLx), access routing, Ethernet switching, wireless local area networks, integrated access, converged services, VoIP, network management, and professional services.

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

We continue to be involved in the evolution of Ethernet technology by participating in the Institute of Electrical and Electronics Engineers 802 LAN/MAN standards committee, the ITU-Telecommunications sector (ITU-T) and the MEF, which are standardizing technologies such as Carrier Ethernet traffic management, Ethernet Ring Protection Switching (ERPS), provider networking, Ethernet Operations, Administration and Management (OAM), and Connectivity Fault Management. We continue to work in the SDOs on optical access, participating in activities in the ITU-T and Broadband Forum on next generation PON technologies.

We are also involved in other standards development efforts related to maximizing the bandwidth potential of the copper pair to enable new applications. We participate in the ITU-T, where VDSL2 and its short-range successor, G.fast are being developed. We continue to be involved with the industry-wide interoperability and performance testing work related to those standards in the Broadband Forum.

For a discussion of risks associated with our research and development activities, see “Risk Factors – We must continue to update and improve our products and develop new products in order to compete and to keep pace with improvements in telecommunications technology” and “Risk Factors – We engage in research and development activities to improve the application of developed technologies, and as a consequence may miss certain market opportunities enjoyed by larger companies with substantially greater research and development efforts who may focus on more leading edge development”, in Item 1A of this report.

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

We rely on subcontractors for assembly and testing of certain printed circuit board assemblies, sub-assemblies, chassis, enclosures and equipment shelves, and to purchase some of the raw materials used in such assemblies. We typically manufacture our lower-volume, higher-mix product assemblies at our manufacturing site in Huntsville, Alabama. We continue to build and test all new product prototypes and initial production units for our products in Huntsville, and later transfer the production of high-volume, low-mix assemblies to our subcontractors. Subcontract assembly operations can lengthen fulfillment cycle times, but we believe we can respond more rapidly to uncertainties in incoming order rates by selecting assembly subcontractors having significant reserve capacity and flexibility. We have consolidated our production activities mainly at two subcontractors who have proven to be flexible and able to meet our quality requirements. We conduct the majority of all transactions with our foreign suppliers in United States currency.

The majority of shipments of products to our customers occur from our facilities in Huntsville, Alabama, although we do fulfill customer orders from other locations near our customers’ sites. Our facilities are certified pursuant to the most current releases of ISO 9001, TL 9000, ISO 14001, and are Customs-Trade Partnership Against Terrorism certified. Our products are also certified to certain other telephone company standards, including those relating to emission of electromagnetic energy and safety specifications.

For a discussion of risks associated with manufacturing activities, see “Risk Factors – Our strategy of outsourcing a portion of our manufacturing requirements to subcontractors located in Asia or other international regions may result in us not meeting our cost, quality or performance standards” and “Risk Factors – Our dependence on a limited number of suppliers may prevent us from delivering our products on a timely basis, which could have a material adverse effect on customer relations and operating results”, in Item 1A of this report.

Competition

We compete in markets for networking and communications equipment for service providers, businesses, government agencies, and other organizations worldwide. Our products and services support the transfer of data, voice and video across service providers’ fiber, copper, and wireless infrastructures, and across wide area networks, local area networks, and the Internet.

The markets for our products are intensely competitive. Numerous competitors exist in each of our product segments. Intensely competitive conditions and recent declines in economic activity have resulted in competitor consolidations, bankruptcies and liquidations. Consumer acceptance of alternative communications technologies such as coaxial cable and cellular-based services that compete with our products has grown in recent years. Competition might further increase if new technologies emerge, new companies enter the market, or existing competitors expand their product lines.

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

Competitors of our Carrier Networks Division include large, established firms such as Alcatel-Lucent, Fujitsu, Ciena, Huawei, ZTE, Ericsson, Tellabs, and Nokia Siemens Networks. There are also a number of smaller, specialized firms with which we compete, such as Actelis, Zhone Technologies, Calix Networks, Overture Networks and other privately held firms.

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

Competitors of our Enterprise Networks Division include Cisco Systems, Juniper Networks, Avaya, Hewlett Packard, Enterasys Networks, Extreme Networks, Aruba Networks, ShoreTel, and other smaller companies. Some of these companies compete in a single product segment, while others compete across multiple product lines.

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

Backlog and Inventory

A substantial portion of our shipments in any fiscal period relate to orders received and shipped in that fiscal period for customers under agreements containing non-binding purchase commitments. Further, a significant percentage of orders require delivery within a few days. These factors normally result in very little order backlog or order flow visibility. Additionally, backlog levels may vary because of seasonal trends, the timing of customer projects and other factors that affect customer order lead times. We believe that because we fill a substantial portion of customer orders within the fiscal quarter of receipt, backlog is not a meaningful indicator of actual sales for any succeeding period.

To meet this type of demand, we have implemented advanced supply chain management systems to manage the production process. We also maintain a substantial finished goods inventory. Our practice of maintaining sufficient inventory levels to assure prompt delivery of our products and services increases the amount of inventory that may become obsolete. The obsolescence of this inventory may require us to write down the value of the obsolete inventory, which may have an adverse effect on our operating results.

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

For further discussion of risks associated with government regulation, see “Risk Factors – Our products may not continue to comply with the regulations governing their sale, which may harm our business” and “Risk Factors – Regulatory and potential physical impacts of climate change and other natural events may affect our customers and our production operations, resulting in adverse effects on our operating results”, in Item 1A of this report.

Employees

As of December 31, 2011, we had 1,737 full-time employees in the United States and in our international subsidiaries located in Canada, Mexico, the Asia-Pacific region, Europe and the Middle East region. None of our employees are represented by a collective bargaining agreement, nor have we ever experienced any work stoppage. We believe that our relationship with our employees is good.

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

We have ownership of at least 290 patents related to our products and have approximately 111 additional patent applications pending, of which at least 3 have been approved and are in the process of being issued by the U.S. Patent and Trademark Office. The average remaining duration of our patents as of December 31, 2011 was approximately 9.6 years. We will continue to seek additional patents from time to time related to our research and development activities. We do not derive any material amount of revenue from the licensing of our patents.

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

For a discussion of risks associated with our intellectual property and proprietary rights, see “Risk Factors – Our failure to maintain rights to intellectual property used in our business could adversely affect the development, functionality, and commercial value of our products”, in Item 1A of this report.

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

Our operating results have been and will continue to be subject to quarterly and annual fluctuations as a result of numerous factors. These factors include, but are not limited to:

•	Fluctuations in demand for our products and services, especially with respect to significant network expansion projects undertaken by telecommunications service providers;

•	Continued growth of communications network traffic and the adoption of communication services and applications by enterprise and consumer end users;

•	Changes in sales and implementation cycles for our products and reduced visibility into our customers’ spending plans and associated revenue;

•	Reductions in demand for our legacy products as new technologies gain acceptance;

•	Our ability to maintain appropriate inventory levels and purchase commitments;

•	Price and product competition in the communications and networking industries, which can change rapidly due to technological innovation;

•	The overall movement toward industry consolidation among both our competitors and our customers;

•

Our dependence on sales of our products by channel partners, the timing of their replenishment orders, the potential for conflicts and competition involving our channel partners and large end use customers and the potential for consolidation among our channel partners;

•	Variations in sales channels, product cost or mix of products and services sold;

•	Delays in receiving product acceptance from certain customers as defined under contract, for shipments near the end of a reporting period;

•	Our ability to maintain high levels of product support and professional services;

•	Manufacturing and customer order lead times;

•	Fluctuations in our gross margin, and the factors that contribute to this as described below;

•	Our ability to achieve cost reductions;

•	The ability of our customers, channel partners, and suppliers to obtain financing or to fund capital expenditures;

•	Our ability to execute on our strategy and operating plans;

•	Benefits anticipated from our investments in engineering, sales and marketing activities;

•	The effects of climate change and other natural events; and

•	The effects of political or economic conditions, terrorist attacks, acts of war, or other unrest in certain international markets.

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

The failure to complete the acquisition of the Nokia Siemens Networks fixed line Broadband Access business or the inability to complete the resulting integration as soon as we expect or the failure to realize benefits from this acquisition as significant as we expect may affect our future results of operations and financial condition, and could affect our stock price.

On December 12, 2011, ADTRAN announced the planned acquisition of the Nokia Siemens Networks fixed line Broadband Access business (BBA). The successful integration of BBA will require integrating supply chains and personnel into our existing infrastructure. If there are delays in our efforts to integrate the BBA business, the anticipated benefits of the transaction may not be realized or may take longer to realize than expected. Unanticipated expenses could occur in the integration of the BBA business, which could reduce the anticipated benefits of the acquisition. The future revenues of the BBA business may be materially different from those shown in the 8-K, press release and analysts’ call announcing the planned acquisition transaction, which could reduce the anticipated benefits of the acquisition. We may also experience negative reactions from present BBA customers, employees and dealers. A combination of these factors may extend the time required for us to attain the anticipated benefits. If the acquisition transaction is not completed, we will not realize any anticipated benefits from increased international revenues. In addition, we may experience negative reactions from the financial markets, which may cause a decrease in the market price of our stock. Any or all of these events may have an adverse effect on our business.

General economic conditions may reduce our revenues and harm our operating results.

Economic conditions may contribute to a slowdown in telecommunications industry spending, including specific market segments in which we operate. The potential reoccurrence of these trends and their duration and depth are difficult to predict. Capital spending for network infrastructure projects of our largest customers could be delayed or cancelled in response to reduced consumer spending, tight capital markets or declining liquidity trends. Sustained trends of this nature could have a material, adverse effect on our revenues, results of operations and financial condition.

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

Our level of gross margins may not be sustainable and may be adversely affected by numerous factors, including:

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

Historically, a large percentage of our sales have been made to major service providers and larger independent telecommunications companies. In 2011, these customers continued to comprise over half of our revenue. As long as the major and larger independent telecommunications companies represent such a substantial percentage of our total sales, our future success will significantly depend upon certain factors which are not within our control, including:

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

Our strategy of outsourcing a portion of our manufacturing requirements to subcontractors located in Asia or other international regions may result in us not meeting our cost, quality or performance standards.

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

To date, we believe that we have successfully managed the risks of our dependence on these subcontractors through a variety of efforts, which include seeking and developing alternative subcontractors while maintaining existing relationships; however, we cannot be assured that delays in product deliveries will not occur in the future because of shortages resulting from this limited number of subcontractors or from the financial or other difficulties of these parties. Our inability to develop alternative subcontractors if and as required in the future, or the need to undertake required retraining and other activities related to establishing and developing a new subcontractor relationship, could result in delays or reductions in product shipments which, in turn, could have a negative effect on our customer relationships and operating results.

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

Managing our inventory of components and finished products is complicated by a number of factors, including the need to maintain a significant inventory of certain components that are in short supply, have been discontinued by the component manufacturer, that must be purchased in bulk to obtain favorable pricing or that require long lead times. These issues may result in our purchasing and maintaining significant amounts of inventory, which if not used or expected to be used based on anticipated production requirements, may become excess or obsolete. Any excess or obsolete inventory could also result in sales price reductions and/or inventory write-downs, which could adversely affect our business and results of operations.

The anticipated growth of our international operations could expose us to additional risks, increase our costs and adversely affect our operating results and financial condition.

We are in the process of expanding into international markets, which represented 11.8% of our net sales for 2011, and as a result, we anticipate increased sales and operating costs in these markets. In addition, our planned acquisition of the Nokia Siemens Networks fixed line Broadband Access business will significantly increase our exposure to international markets. This international expansion may increase our operational risks and impact our results of operations, including:

•	Foreign currency exchange rate exposure;

•	Exposure to unfavorable commercial terms in certain countries;

•	The time and cost to staff and manage foreign operations;

•	The time and cost to ensure adequate business interruption controls, processes and facilities;

•

The time and cost to manage and evolve financial reporting systems, maintain effective financial disclosure controls and procedures, and comply with corporate governance requirements in multiple jurisdictions;

•	The cost to collect accounts receivable and extension of collection periods;

•	The cost and potential disruption of facilities transitions required in some business acquisitions;

•	Less regulation of patents or other safeguards of intellectual property in certain countries;

•	Potential impact of adverse tax, customs regulations and transfer-pricing issues;

•	Exposure to global social, political and economic instability, and changes in economic conditions;

•	Potential exposure to liability or damage of reputation resulting from a higher incidence of corruption or unethical business practices in some countries;

•	Potential trade protection measures, export compliance issues, domestic preference procurement requirements, qualification to transact business and additional regulatory requirements;

•	Potential exposure to natural disasters, epidemics and acts of war or terrorism.

The planned acquisition of Nokia Siemens Networks fixed line Broadband Access business and subsequent integration of this business may reduce the level of management’s attention to our existing operations and cause harm to our existing operations. The planned acquisition may result in subsequent impairment charges and other cost amortizations and we cannot assure that revenues from the planned acquisition will offset additional costs incurred. If we are unable to successfully address the potential risks associated with our overall international expansion, our operating results and financial condition may be negatively impacted.

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

We are exposed to financial market risks, including changes in interest rates and prices of marketable equity and fixed-income securities. The primary objective of the large majority of our investment activities is to preserve principal while at the same time achieving appropriate yields without significantly increasing risk. To achieve this objective, a majority of our marketable securities are investment grade corporate and municipal fixed-rate bonds, municipal variable rate demand notes and municipal money market instruments denominated in United States dollars. Our investment policy provides limitations for issuer concentration, which limits, at the time of purchase, the concentration in any one issuer to 5% of the market value of our total investment portfolio.

We have significant investments in corporate and municipal fixed-rate bonds and municipal variable rate demand notes. Through December 31, 2011, we have not been required to impair any of these investments; however, we may experience a reduction in value or loss of liquidity in these investments, which may have an adverse effect on our results of operations, liquidity and financial condition. Fixed rate interest securities may have their fair value adversely impacted due to a rise in interest rates, while variable rate securities may produce less income than expected if interest rates fall. Our investments are subject to general credit, liquidity, market, and interest rate risks, which may increase because of conditions in the financial markets and related credit liquidity issues. Consequently, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if we are forced to sell securities that decline in fair value due to changes in interest rates.

Our long-term investments include $31.3 million of marketable equity securities. At December 31, 2011, our total marketable equity securities, which included more than 400 individual securities, had net unrealized gains of $18.5 million, which includes an unrealized gain of $16.9 million related to a single security. If market conditions deteriorate in 2012, we may be required to record impairment charges related to our marketable equity securities.

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

We are subject to taxation in various jurisdictions, both domestically and internationally, in which we conduct business. Significant judgment is required in the determination of our provision for income taxes and this determination requires the interpretation and application of complex and sometimes uncertain tax laws and regulations. Our effective tax rate may be adversely impacted by changes in the mix of earnings between jurisdictions with different statutory tax rates, in the valuation of our deferred tax assets, and by changes in tax rules and regulations. For instance, the availability and timing of lapses in the United States research tax credit, tax implications of the Stock Compensation Topic of the Financial Accounting Standards Board Accounting Standards Codification (FASB ASC), the accounting of uncertain tax positions and the amount of our estimated tax deduction for manufacturer’s domestic production activities under Internal Revenue Code Section 199 may add more variability to our future effective tax rates. We currently receive corporate income tax credits under a program administered by the Alabama State Industrial Development Authority in connection with revenue bonds issued to provide funding for expansion of our corporate facilities. We cannot be certain that the state of Alabama will continue to make these corporate income tax credits available; therefore, we may not realize the full benefit of these incentives, which would increase our effective tax rate. In addition, we are subject to examination of our income tax returns by the Internal Revenue Service and various other jurisdictions in which we conduct business. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our results of operations and financial condition.

We are required to periodically evaluate the value of our long-lived assets, including the value of intangibles acquired and goodwill resulting from business acquisitions. Any future impairment charges required may adversely affect our operating results.

Valuation of our long-lived assets requires us to make assumptions about future sales prices and sales volumes for our products. These assumptions are used to forecast future, undiscounted cash flows. Forecasting future business trends is difficult and subject to modification. Should actual market conditions differ or our forecasts change, we may be required to reassess long-lived assets and could record an impairment charge. Any impairment charge relating to long-lived assets would have the effect of decreasing our earnings or increasing our losses in such period.

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

Regulatory and potential physical impacts of climate change and other natural events may affect our customers and our production operations, resulting in adverse effects on our operating results.

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

The potential physical impacts of climate change and other natural events on our customers, suppliers, and on our operations are highly uncertain, and will be particular to the circumstances developing in various geographical regions. These events may include changes in weather patterns (including drought and rainfall levels), water availability, storm patterns and intensities, ocean levels, temperature levels, earthquakes and tsunamis. These potential physical effects may adversely affect our revenues, costs, production and delivery schedules, and cause harm to our results of operations and financial condition.

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

In addition to our facilities listed above, we lease additional office space in the United States and abroad, providing sales and service support for both of our divisions. The leased offices in the United States are located in Littleton, CO, Burlington, MA and Kansas City, MO. We also lease at least one office in each of the following locations: Melbourne and Sydney, Australia; Montreal, Ottawa, and Toronto, Canada; Mexico, D.F., Mexico; Hong Kong and Beijing, China; Singapore; Theale, Reading, United Kingdom; and Abu Dhabi, United Arab Emirates. These cancelable and non-cancelable leases expire at various times through 2016. For more information, see Note 12 of the Notes to Consolidated Financial Statements included in this report.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below, in accordance with General Instruction G (3) of Form 10-K and Instruction 3 of Item 401(b) of Regulation S-K, is certain information regarding the executive officers of ADTRAN. Unless otherwise indicated, the information set forth is as of December 31, 2011.

Thomas R. Stanton	Age 47
2007 to present	Chief Executive Officer and Chairman of the Board
2005 – 2007	Chief Executive Officer and Director
2001 – 2005	Senior Vice President and General Manager, Carrier Networks
1999 – 2001	Vice President and General Manager, Carrier Networks
1995 – 1999	Vice President, Carrier Networks Marketing
1995	Vice President, Marketing & Engineering – Transcrypt International, Inc.
1994 – 1995	Senior Director, Marketing – E.F. Johnson Company
1993 – 1994	Director, Marketing – E.F. Johnson Company

James E. Matthews	Age 55
2007 to present	Senior Vice President – Finance, Chief Financial Officer, Treasurer, Secretary and Director
2001 – 2007	Senior Vice President – Finance, Chief Financial Officer and Treasurer
1999 – 2001	Chief Financial Officer – Home Wireless Networks, Inc.
1998 – 1999	Chief Executive Officer – Miltope Group, Inc.
1995 – 1998	Vice President, Finance and Chief Financial Officer – Miltope Group, Inc.
1992 – 1995	Controller – Hughes Training, Inc.

Michael K. Foliano	Age 51
2006 to present	Senior Vice President, Global Operations
2005 – 2006	Senior Vice President, Sales, Services and Supply Chain – Somera Communications Inc.
2004 – 2005	Senior Vice President, Global Operations – Somera Communications Inc.
2002 – 2004	Senior Director, Global Logistics and Customer Operations – Lucent Technologies
2001 – 2002	Executive General Manager, Mobility Supply Chain – Lucent Technologies
2000 – 2001	Stanford University Sloan Fellow – Lucent Technologies
1997 – 2000	Vice President, Global Provisioning Center – Lucent Technologies
1995 – 1997	Manufacturing Operations Plant Manager – Lucent Technologies/AT&T Network Systems

Raymond R. Schansman	Age 55
2006 to present	Senior Vice President and General Manager, Enterprise Networks
2001 – 2006	Vice President, Carrier Networks Engineering
1998 – 2001	Engineering Director, Carrier Networks Systems
1996 – 1998	Engineering Manager, Enterprise Networks Systems
1989 – 1996	Program Manager – SCI Systems, Inc.
1986 – 1989	Vice President, System and Product Engineering – General Digital Industries
1983 – 1986	Senior Design Engineer – General Digital Industries

James D. Wilson, Jr.	Age 41
2006 to present	Senior Vice President and General Manager, Carrier Networks
2005 – 2006	Vice President, Product Marketing, Carrier Networks
2002 – 2005	Director, Product Management, Carrier Networks
1998 – 2002	Director, Product Management, Loop Technologies, Carrier Networks
1996 – 1998	Manager, Engineering Operations – Wyle Laboratories, Inc.
1992 – 1996	Manager, Program Development – Wyle Laboratories, Inc.

Robert A. Fredrickson	Age 61
1996 to present	Vice President – Carrier Networks Sales
1996	Vice President, Broadband Business Development – DSC Communications Corporation
1991 – 1996	Senior Director, Access Products – DSC Communications Corporation

Kevin W. Schneider	Age 48
2003 to present	Vice President – Chief Technology Officer
1999 – 2003	Vice President – Technology
1996 – 1999	Chief Scientist
1992 – 1996	Staff Scientist

There are no family relationships among our directors or executive officers. All officers are elected annually by, and serve at the discretion of, the Board of Directors of ADTRAN.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

ADTRAN’s common stock is traded on the NASDAQ Global Select Market under the symbol ADTN. As of February 2, 2012, ADTRAN had 243 stockholders of record and approximately 16,400 beneficial owners of shares held in street name. The following table shows the high and low closing prices per share for our common stock as reported by NASDAQ for the periods indicated.

Common Stock Prices

	September 30,	September 30,
	High	Low
2011
First Quarter	$47.24	$36.28
Second Quarter	$43.20	$37.31
Third Quarter	$42.55	$26.46
Fourth Quarter	$34.30	$25.99
2010
First Quarter	$26.95	$20.96
Second Quarter	$29.60	$25.35
Third Quarter	$35.30	$27.04
Fourth Quarter	$36.38	$30.96

The following table shows the dividends paid in each quarter of 2011and 2010. The Board of Directors presently anticipates that it will declare a regular quarterly dividend so long as the present tax treatment of dividends exists and adequate levels of liquidity are maintained.

Dividends per Common Share

	September 30,	September 30,
	2011	2010

First Quarter	$0.09	$0.09
Second Quarter	$0.09	$0.09
Third Quarter	$0.09	$0.09
Fourth Quarter	$0.09	$0.09

Stock Repurchases

The following table sets forth repurchases of our common stock for the months indicated.

	September 30,	September 30,	September 30,	September 30,
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2011 – October 31, 2011	—	—	—	5,869,425
November 1, 2011 – November 30, 2011	12,463	$31.02	12,463	5,856,962
December 1, 2011 – December 31, 2011	—	—	—	5,856,962

Total	12,463		12,463

(1)

On April 14, 2008, ADTRAN’s Board of Directors approved the repurchase of up to 5,000,000 shares of its common stock. This plan is being implemented through open market purchases from time to time as conditions warrant.On October 11, 2011, our Board of Directors approved additional repurchases of up to 5,000,000 shares of our common stock. Upon completion of the current plan, this plan will be implemented through open market purchases from time to time as conditions warrant.

ITEM 6. SELECTED FINANCIAL DATA

Income Statement Data (1)

(In thousands, except per share amounts)

	September 30,	September 30,	September 30,	September 30,	September 30,
Year Ended December 31,	2011	2010	2009	2008	2007
Sales
Carrier Networks Division	$569,579	$476,030	$371,349	$392,219	$358,023
Enterprise Networks Division	147,650	129,644	112,836	108,457	118,755

Total sales	717,229	605,674	484,185	500,676	476,778
Cost of sales	302,911	246,811	197,223	201,771	193,792

Gross profit	414,318	358,863	286,962	298,905	282,986
Selling, general and administrative expenses	124,879	114,699	99,446	103,286	103,329
Research and development expenses	100,301	90,300	83,285	81,819	75,367

Operating income	189,138	153,864	104,231	113,800	104,290
Interest and dividend income	7,642	6,557	6,933	8,708	11,521
Interest expense	(2,398)	(2,436)	(2,430)	(2,514)	(2,502)
Net realized investment gain (loss)	12,454	11,008	(1,297)	(2,409)	498
Other income (expense), net	(694)	(804)	131	688	764
Life insurance proceeds	—	—	—	—	1,000

Income before provision for income taxes	206,142	168,189	107,568	118,273	115,571
Provision for income taxes	(67,565)	(54,200)	(33,347)	(39,692)	(39,236)

Net income	$138,577	$113,989	$74,221	$78,581	$76,335

	September 30,	September 30,	September 30,	September 30,	September 30,
Year Ended December 31,	2011	2010	2009	2008	2007
Weighted average shares outstanding – basic	64,145	62,490	62,459	63,549	67,848
Weighted average shares outstanding – assuming dilution (2)	65,416	63,879	63,356	64,408	69,212

Earnings per common share – basic	$2.16	$1.82	$1.19	$1.24	$1.13
Earnings per common share – assuming dilution (2)	$2.12	$1.78	$1.17	$1.22	$1.10
Dividends declared and paid per common share	$0.36	$0.36	$0.36	$0.36	$0.36

	September 30,	September 30,	September 30,	September 30,	September 30,
Balance Sheet Data (In thousands)
At December 31,	2011	2010	2009	2008	2007
Working capital (3)	$329,311	$304,952	$278,044	$212,740	$251,261
Total assets	$817,514	$691,974	$564,463	$473,615	$479,220
Total debt	$47,000	$48,000	$48,250	$48,750	$49,000
Stockholders’ equity	$692,131	$572,322	$452,515	$375,819	$378,431

(1)

Net income for 2011, 2010, 2009, 2008 and 2007 includes stock-based compensation expense under the Stock Compensation Topic of the Financial Accounting Standards Board Accounting Standards Codification of $7.8 million, $7.1 million, $6.4 million, $6.7 million and $7.1 million, respectively, net of tax, related to stock option awards. See Note 3 of Notes to the Consolidated Financial Statements.

(2)	Assumes exercise of dilutive stock options calculated under the treasury method. See Notes 1 and 13 of Notes to Consolidated Financial Statements.
(3)	Working capital consists of current assets less current liabilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our three major product categories are Carrier Systems, Business Networking and Loop Access.

Carrier Systems products are used by communications service providers to provide data, voice and video services to consumers and enterprises. The Carrier Systems category includes our broadband access products comprised of Total Access® 5000 multi-service access and aggregation platform products, Total Access 1100/1200 Series Fiber-To-The-Node (FTTN) products, Ultra Broadband Ethernet (UBE) and Digital Subscriber Line Access Multiplexer (DSLAM) products. Our broadband access products are used by service providers to deliver high-speed Internet access, Voice over Internet Protocol (VoIP), IP Television (IPTV), and/or Ethernet services from the central office or remote terminal locations to customer premises. The Carrier Systems category also includes our optical access products. These products consist of optical access multiplexers and transceivers including those used in our Optical Networking Edge (ONE) products, NetVanta 8000 series products, and our family of OPTI products. Optical access products are used to deliver higher bandwidth services, aggregate large numbers of low bandwidth services, or transport wavelength services across a fiber optic infrastructure. Total Access 1500 products, 303 concentrator products, M13 multiplexer products, and a number of mobile backhaul products are also included in the Carrier Systems product category.

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

In addition, we identify subcategories of product revenues, which we divide into our core products and legacy products. Our core products consist of Broadband Access and Optical Access products (included in Carrier Systems) and Internetworking products (included in Business Networking) and our legacy products include HDSL products (included in Loop Access) and other products not included in the aforementioned core products. Many of our customers are migrating their networks to deliver higher bandwidth services by utilizing newer technologies. We believe that products and services offered in our core product areas position us well for this migration. Despite occasional increases, we anticipate that revenues of many of our legacy products, including HDSL, will decline over time; however, revenues from these products may continue for years because of the time required for our customers to transition to newer technologies.

Sales were $717.2 million in 2011 compared to $605.7 million in 2010 and $484.2 million in 2009. Sales increased in each of our core areas, Broadband Access, Optical Access and Internetworking. Total sales of products in these three core areas increased 48.2% in 2011 compared to 2010 and 40.2% in 2010 compared to 2009. Our gross profit margin for the Company decreased to 57.8% in 2011 from 59.3% in 2010 and 2009. Our operating income margin increased to 26.4% in 2011 compared to 25.4% in 2010 and 21.5% in 2009. Net income was $138.6 million in 2011 compared to $114.0 million in 2010 and $74.2 million in 2009. Earnings per share, assuming dilution, were $2.12 in 2011 compared to $1.78 in 2010 and $1.17 in 2009. Earnings per share in 2011, 2010 and 2009 include the effect of the repurchase of 1.1 million, 0.7 million and 0.8 million shares of our stock in those years, respectively.

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

Our operating results may also fluctuate as a result of a number of other factors, including a decline in general economic and market conditions, increased competition, customer order patterns, changes in product and services mix, timing differences between price decreases and product cost reductions, product warranty returns, expediting costs and announcements of new products by us or our competitors. Additionally, maintaining sufficient inventory levels to assure prompt delivery of our products increases the amount of inventory that may become obsolete and increases the risk that the obsolescence of this inventory may have an adverse effect on our business and operating results. Also, not maintaining sufficient inventory levels to assure prompt delivery of our products may cause us to incur expediting costs to meet customer delivery requirements, which may negatively impact our operating results in a given quarter.

Accordingly, our historical financial performance is not necessarily a meaningful indicator of future results, and, in general, management expects that our financial results may vary from period to period. See Note 14 of Notes to Consolidated Financial Statements for additional information. For a discussion of risks associated with our operating results, see Item 1A of this report.

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

•

We review customer contracts to determine if all of the requirements for revenue recognition have been met prior to recording revenues from sales transactions. We generally record sales revenue upon shipment of our products, net of any rebates or discounts, since: (i) we generally do not have significant post-delivery obligations, (ii) the product price is fixed or determinable, (iii) collection of the resulting receivable is probable, and (iv) product returns are reasonably estimable. We generally ship products upon receipt of a purchase order from a customer. We evaluate shipping terms and we record revenue on products shipped in accordance with the terms of each respective contract where applicable, or under our standard shipping terms for purchase orders accepted without a contract, generally FOB shipping point. In the case of consigned inventory, revenue is recognized when the customer assumes ownership of the product. Contracts that contain multiple deliverables are evaluated to determine the units of accounting, and the revenue from the arrangement is allocated to each item requiring separate revenue recognition based on the relative selling price and corresponding terms of the contract. We strive to use vendor-specific objective evidence of selling price. When this evidence is not available, we are generally not able to determine third-party evidence of selling price because of the extent of customization among competing products or services from other companies. We record revenue associated with installation services when all contractual obligations are complete. Contracts that include both installation services and product sales are evaluated for revenue recognition in accordance with contract terms. As a result, depending on contract terms, installation services may be considered as a separate deliverable item or may be considered an element of the delivered product. Either the purchaser, ADTRAN, or a third party can perform installation of our products. Revenues related to maintenance services are recognized on a straight line basis over the contract term.

•

Sales returns are accrued based on historical sales return experience, which we believe provides a reasonable estimate of future returns. A significant portion of Enterprise Networks products are sold in the United States through a non-exclusive distribution network of major technology distributors. These organizations then distribute to an extensive network of value-

added resellers and system integrators. Value-added resellers and system integrators may be affiliated with us as a channel partner, or they may purchase from the distributor on an unaffiliated basis. Additionally, with certain limitations, our distributors may return unused and unopened product for stock-balancing purposes when these returns are accompanied by offsetting orders for products of equal or greater value.

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

Prior to issuing payment terms to a new customer, we perform a detailed credit review of the customer. Credit limits and payment terms are established for each new customer based on the results of this credit review. Collection experience is reviewed periodically in order to determine if the customer’s payment terms and credit limits need to be revised. We maintain allowances for doubtful accounts for losses resulting from the inability of our customers to make required payments. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, we may be required to make additional allowances. If circumstances change with regard to individual receivable balances that have previously been determined to be uncollectible (and for which a specific reserve has been established), a reduction in our allowance for doubtful accounts may be required. Our allowance for doubtful accounts was $8 thousand at December 31, 2011 and $0.2 million at December 31, 2010.

•

We carry our inventory at the lower of cost or market, with cost being determined using the first-in, first-out method. We use standard costs for material, labor, and manufacturing overhead to value our inventory. Our standard costs are updated on at least a quarterly basis and any variances are expensed in the current period; therefore, our inventory costs approximate actual costs at the end of each reporting period. We write down our inventory for estimated obsolescence or unmarketable inventory by an amount equal to the difference between the cost of inventory and the estimated fair value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, we may be required to make additional inventory write-downs. Our reserve for excess and obsolete inventory was $9.4 million and $8.9 million at December 31, 2011 and 2010, respectively. Inventory write-downs charged to the reserve were $0.7 million, $0.8 million and $1.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.

•

The objective of our short-term investment policy is to preserve principal and maintain adequate liquidity with appropriate diversification, while achieving market returns. The objective of our long-term investment policy is principal preservation and total return; that is, the aggregate return from capital appreciation, dividend income, and interest income. These objectives are achieved through investments with appropriate diversification in fixed and variable rate income securities, public equity, and private equity portfolios. Our investment policy provides limitations for issuer concentration, which limits, at the time of purchase, the concentration in any one issuer to 5% of the market value of our total investment portfolio. We have experienced significant volatility in the market prices of our publicly traded equity investments. These investments are recorded on the consolidated balance sheets at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income, net of tax. The ultimate realized value on these equity investments is subject to market price volatility.

In accordance with the Fair Value Measurements and Disclosures Topic of the FASB ASC, we have categorized our cash equivalents held in money market funds and our investments held at fair value into a three-level fair value hierarchy based on the priority of the inputs to the valuation technique for the cash equivalents and investments as follows: Level 1 – Values based on unadjusted quoted prices for identical assets or liabilities in an active market; Level 2 – Values based on quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability; Level 3 – Values based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs include information supplied by investees. At December 31, 2011, we categorized $39.7 million and $401.2 million of our available-for-sale investments as Level 1 and Level 2, respectively, and $13.7 million of our cash equivalents as Level 1. At December 31, 2010, we categorized $53.0 million and $315.3 million of our available-for-sale investments as Level 1 and Level 2, respectively, and $14.5 million of our cash equivalents as Level 1.

We review our investment portfolio for potential “other-than-temporary” declines in value on an individual investment basis. We assess, on a quarterly basis, significant declines in value which may be considered other-than-temporary and, if necessary, recognize and record the appropriate charge to write-down the carrying value of such investments. In making this assessment, we take into consideration qualitative and quantitative information, including but not limited to the following: the magnitude and duration of historical declines in market prices, credit rating activity, assessments of liquidity, public filings, and statements made by the issuer. We generally begin our identification of potential other-than-temporary impairments by reviewing any security with a fair value that has declined from its original or adjusted cost basis by 25% or more for six or more consecutive months. We then evaluate the individual security based on the previously identified factors to determine the amount of the write-down, if any. As a result of our review, we recorded an other-than-temporary impairment charge of $36 thousand during the fourth quarter of 2011. For the years ended December 31, 2011, 2010 and 2009, we recorded charges of $68 thousand, $43 thousand and $2.9 million, respectively, related to the other-than-temporary impairment of certain publicly traded equity securities, a fixed income bond fund, and deferred compensation plan assets. Actual losses, if any, could ultimately differ from these estimates. Future adverse changes in market conditions or poor operating results of underlying investments could result in additional losses that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future. See Note 4 of Notes to the Consolidated Financial Statements in this report for more information about our investments.

We also invest in privately held entities and private equity funds and record these investments at cost. We review these investments periodically in order to determine if circumstances (both financial and non-financial) exist that indicate that we will not recover our initial investment. Impairment charges are recorded on investments having a cost basis that is greater than the value that we would reasonably expect to receive in an arm’s length sale of the investment. We have not been required to record any impairment losses relating to these investments in 2011, 2010 or 2009.

•

For purposes of determining the estimated fair value of our stock option awards on the date of grant under the Stock Compensation Topic of the FASB ASC, we use the Black-Scholes Model. This model requires the input of certain assumptions that require subjective judgment. These assumptions include, but are not limited to, expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. Because our stock option awards have characteristics significantly different from those of traded options, and because changes in the input assumptions can materially affect the fair value estimate, the existing model may not provide a reliable single measure of the fair value of our stock option awards. For purposes of determining the estimated fair value of our performance-based restricted stock unit awards on the date of grant, we use a Monte Carlo Simulation valuation method. The restricted stock units are subject to a market condition based on the relative total shareholder return of ADTRAN against a peer group of companies (2009 grant) or against all companies in the NASDAQ Telecommunications Index (2010 and 2011 grants) and vest at the end of a three-year performance period. The fair value of restricted stock issued to our Directors in 2011 is equal to the closing price of our stock on the date of grant. Management will continue to assess the assumptions and methodologies used to calculate the estimated fair value of stock-based compensation. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies and thereby materially impact our fair value determination. If factors change and we use different assumptions in the application of the Stock Compensation Topic of the FASB ASC in future periods, the compensation expense that we record may differ significantly from what we have recorded in the current period.

•

We estimate our income tax provision or benefit in each of the jurisdictions in which we operate, including estimating exposures related to examinations by taxing authorities. We also make judgments regarding the realization of deferred tax assets, and establish reserves where we believe it is more likely than not that future taxable income in certain jurisdictions will be insufficient to realize these deferred tax assets in accordance with the Income Taxes Topic of the FASB ASC. Our estimates regarding future taxable income and income tax provision or benefit may vary due to changes in market conditions, changes in tax laws, or other factors. If our assumptions, and consequently our estimates, change in the future, the valuation allowances we have established may be increased or decreased, impacting future income tax expense. At December 31, 2011 and 2010 respectively, the valuation allowance was $7.6 million and $5.6 million. As of December 31, 2011, we have state research tax credit carry-forwards of $2.7 million, which will expire between 2015 and 2026. These carry-forwards were caused by tax credits in excess of our annual tax liabilities to an individual state where we no longer generate sufficient state income. In addition, as of December 31, 2011, we have a deferred tax asset of $5.2 million relating to net operating loss carry-forwards which will expire between 2012 and 2030. These carry-forwards are the result of an acquisition in 2009 and another in 2011. The acquired net operating losses are in excess of the amount of estimated earnings. In accordance with the Income Taxes Topic of the FASB ASC, we believe it is more likely than not that we will not realize the full benefits of our deferred tax asset arising from these credits and net operating losses, and accordingly, have provided a valuation allowance against them. This valuation allowance is included in non-current deferred tax liabilities in the accompanying balance sheets.

•

Our products generally include warranties of one to ten years for product defects. We accrue for warranty returns at the time revenue is recognized based on our estimate of the cost to repair or replace the defective products. We engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers. Our products continue to become more complex in both size and functionality as many of our product offerings migrate from line card applications to systems products. The increasing complexity of our products will cause warranty incidences, when they arise, to be more costly. Our estimates regarding future warranty obligations may change due to product failure rates, material usage, and other rework costs incurred in correcting a product failure. In addition, from time to time, specific warranty accruals may be recorded if unforeseen problems arise. Should our actual experience relative to these factors be worse than our estimates, we will be required to record additional warranty expense. Alternatively, if we provide for more reserves than we require, we will reverse a portion of such provisions in future periods. The liability for warranty returns totaled $4.1 million and $3.3 million at December 31, 2011 and 2010, respectively. These liabilities are included in accrued expenses in the accompanying consolidated balance sheets.

•

We use the acquisition method to account for business combinations. Under the acquisition method of accounting, we recognize the assets acquired and liabilities assumed at their fair value on the acquisition date. Goodwill is measured as the excess of the consideration transferred over the net assets acquired. The acquisition method of accounting requires us to exercise judgment and make significant estimates and assumptions regarding the fair value of the assets acquired and liabilities assumed, including the fair values of inventory, deferred revenue, identifiable intangible assets and deferred tax asset valuation allowances. This method also requires us to refine these estimates over a one-year measurement period to reflect information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the asset and liabilities recorded on that date, which could affect our net income.

•

We evaluate the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. When evaluating whether goodwill is impaired, we first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. If we determine that the two-step quantitative test is necessary, then we compare the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, then the amount of the impairment loss is measured. There were no impairment losses during 2011.

Results of Operations

The following table presents selected financial information derived from our consolidated statements of income expressed as a percentage of sales for the years indicated.

	September 30,	September 30,	September 30,
Year Ended December 31,	2011	2010	2009
Sales
Carrier Networks Division	79.4%	78.6%	76.7%
Enterprise Networks Division	20.6	21.4	23.3

Total sales	100.0%	100.0%	100.0%
Cost of sales	42.2	40.7	40.7

Gross profit	57.8	59.3	59.3
Selling, general and administrative expenses	17.4	19.0	20.5
Research and development expenses	14.0	14.9	17.2

Operating income	26.4	25.4	21.6
Interest and dividend income	1.1	1.1	1.4
Interest expense	(0.3)	(0.4)	(0.5)
Net realized investment gain (loss)	1.7	1.8	(0.3)
Other income (expense), net	(0.1)	(0.1)	—

Income before provision for income taxes	28.7	27.8	22.2
Provision for income taxes	(9.4)	(9.0)	(6.9)

Net income	19.3%	18.8%	15.3%

Acquisition Expenses

On August 4, 2011, we closed on the acquisition of Bluesocket, Inc. and on December 12, 2011, we announced the planned acquisition of the Nokia Siemens Networks Broadband Access business. Acquisition related expenses, amortizations and adjustments for the twelve months ended December 31, 2011 for both transactions are as follows:

September 30,
(In Thousands)	2011
Bluesocket, Inc. acquisition
Acquisition related professional fees and travel expenses	$730
Amortization of acquired intangible assets	495
Amortization and adjustments of other acquisition related non-cash items	521

Subtotal	$1,746

Planned NSN BBA acquisition
Acquisition related professional fees, travel and other expenses	2,027

Total acquisition related expenses, amortizations and adjustments	$3,773
Tax effect	(1,434)

Total acquisition related expenses, amortizations and adjustments, net of tax	$2,339

The acquisition related expenses, amortizations and adjustments above were recorded in the following Consolidated Statements of Income categories for the twelve months ended December 31, 2011:

September 30,
(In Thousands)	2011
Revenue (adjustments to deferred revenue recognized in the period)	$362
Cost of goods sold	165

Subtotal	$527

Selling, general and administrative expenses	2,557
Research and development expenses	689

Subtotal	$3,246

Total acquisition related expenses, amortizations and adjustments	$3,773
Tax effect	(1,434)

Total acquisition related expenses, amortizations and adjustments, net of tax	$2,339

2011 Compared to 2010

Sales

ADTRAN’s sales increased 18.4% from $605.7 million in 2010 to $717.2 million in 2011. This increase in sales is primarily attributable to a $113.7 million increase in sales of our Broadband Access products, a $40.4 million increase in sales of our Internetworking products, a $16.3 million increase in sales of our Optical Access products, partially offset by a $58.8 million decrease in sales of our HDSL and other legacy products.

Carrier Networks sales increased 19.7% from $476.0 million in 2010 to $569.6 million in 2011. The increase is primarily attributable to increases in Broadband Access, Optical Access and Internetworking NTE product sales, partially offset by a decrease in HDSL and other legacy product sales.

Enterprise Networks sales increased 13.9% from $129.6 million in 2010 to $147.7 million in 2011. The increase is primarily attributable to an increase in sales of Internetworking products, partially offset by decreases in sales of legacy products. Internetworking product sales attributable to Enterprise Networks were 87.4% of the division’s sales in 2011 compared with 77.3% in 2010. Legacy products primarily comprise the remainder of Enterprise Networks sales. Enterprise Networks sales as a percentage of total sales decreased from 21.4% in 2010 to 20.6% in 2011.

International sales, which are included in the Carrier Networks and Enterprise Networks amounts discussed above, increased 165.3% from $31.8 million in 2010 to $84.4 million in 2011. International sales, as a percentage of total sales, increased from 5.3% in 2010 to 11.8% in 2011. The increase in international sales in 2011 was primarily due to an increase in sales to Latin America, Asia-Pacific and Europe regions.

Carrier Systems product sales increased $131.0 million in 2011 compared to 2010 primarily due to a $113.7 million increase in Broadband Access product sales and a $16.3 million increase in Optical Access product sales. The increase in Broadband Access product sales was primarily attributable to continued growth in deployments of our Total Access 5000 and Fiber-to-the-Node platforms.

Business Networking product sales increased $35.0 million in 2011 compared to 2010 primarily due to a $40.4 million increase in Internetworking product sales across both divisions, partially offset by a $5.8 million decrease in legacy product sales. The decrease in sales of legacy products is a result of customers shifting to newer technologies. Many of these newer technologies are integral to our Internetworking product area.

Loop Access product sales decreased $54.4 million in 2011 compared to 2010 primarily due to a $50.3 million decrease in HDSL product sales.

Cost of Sales

As a percentage of sales, cost of sales increased from 40.7% in 2010 to 42.2% in 2011. The increase was primarily the result of higher services related revenue including cabinet shipments, and specific customer price movements related to market share expansion. These effects were partially offset by cost absorption and manufacturing efficiencies achieved at the higher production volumes.

Carrier Networks cost of sales increased from 40.5% of sales in 2010 to 42.4% of sales in 2011. The increase in Carrier Networks cost of sales as a percentage of sales was primarily attributable to higher services related revenue including cabinet shipments, and specific customer price movements related to market share expansion.

Enterprise Networks cost of sales decreased from 41.7% of sales in 2010 to 41.4% of sales in 2011. The decrease in Enterprise Networks cost of sales as a percentage of sales was primarily attributable to cost absorption and manufacturing efficiencies achieved at higher production volumes.

An important part of our strategy is to reduce the product cost of each succeeding product generation and then to lower the product’s price based on the cost savings achieved. This may cause variations in our gross profit percentage due to timing differences between the recognition of cost reductions and the lowering of product selling prices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 8.9% from $114.7 million in 2010 to $124.9 million in 2011. Selling, general and administrative expenses include personnel costs for administration, finance, information systems, human resources, sales and marketing, and general management, as well as rent, utilities, legal and accounting expenses, bad debt expense, advertising, promotional material, trade show expenses, and related travel costs. The increase in selling, general and administrative expenses is primarily related to increases in staffing and fringe benefit costs due to increased headcount, contract services, professional services, recruiting expenses and travel expenses. These increases included expenses related to Bluesocket, Inc., which was acquired on August 4, 2011, and the announced planned acquisition of Nokia Siemens Networks Broadband Access business.

Selling, general and administrative expenses as a percentage of sales decreased from 18.9% for the year ended December 31, 2010 to 17.4% for the year ended December 31, 2011. Selling, general and administrative expenses as a percent of sales will generally fluctuate whenever there is a significant fluctuation in revenues for the periods being compared.

Research and Development Expenses

Research and development expenses increased 11.1% from $90.3 million in 2010 to $100.3 million in 2011. The increase in research and development expense is primarily related to increases in staffing and fringe benefit costs due to increased headcount. These increases included research and development expenses related to Bluesocket, Inc., and amortization of intangible assets related to the acquisition of Bluesocket, Inc.

Research and development expenses as a percentage of sales decreased from 14.9% for the year ended December 31, 2010 to 14.0% for the year ended December 31, 2011. Research and development expenses as a percentage of sales will fluctuate whenever there are incremental product development activities or a significant fluctuation in revenues for the periods being compared.

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

Interest and Dividend Income

Interest and dividend income increased 16.5% from $6.6 million in 2010 to $7.6 million in 2011. This increase was primarily attributable to a 19.9% increase in our average investment balances, partially offset by a 22.6% reduction in the average rate of return on our investments as a result of lower interest rates.

Interest Expense

Interest expense remained consistent at $2.4 million in 2011 and 2010, as we had no substantial change in our fixed rate borrowing. See “Liquidity and Capital Resources” below for additional information.

Net Realized Investment Gain (Loss)

Net realized investment gain (loss) increased from an $11.0 million gain in 2010 to a $12.5 million gain in 2011. This change is related to a $0.7 million increase related to sales of marketable equity securities and an increase of $0.8 million related to distributions from two private equity funds. See “Investing Activities” in “Liquidity and Capital Resources” below for additional information.

Other Income (Expense), net

Other income (expense), net, comprised primarily of miscellaneous income, gains and losses on foreign currency transactions, investment account management fees, and gains or losses on the disposal of property, plant and equipment occurring in the normal course of business, decreased from $0.8 million of expense in 2010 to $0.7 million of expense in 2011.

Income Taxes

Our effective tax rate increased from 32.2% in 2010 to 32.8% in 2011. This increase is primarily due to the reduced impact of available statutory tax benefits applied to the increased level of pretax income in 2011. The statutory benefits include the research tax credit, deduction for domestic manufacturing under Internal Revenue Code Section 199 and stock option related tax benefits.

Net Income

As a result of the above factors, net income increased from $114.0 million in 2010 to $138.6 million in 2011. As a percentage of sales, net income increased from 18.8% in 2010 to 19.3% in 2011.

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

Enterprise Networks sales increased 14.9% from $112.8 million in 2009 to $129.6 million in 2010. The increase is primarily attributable to an increase in Enterprise Networks related Internetworking product sales, partially offset by decreases in IAD and enterprise T1 product sales. Internetworking product sales were 77.3% of Enterprise Network sales in 2010 compared with 67.4% in 2009. Traditional products primarily comprise the remainder of Enterprise Networks sales. Enterprise Networks sales as a percentage of total sales decreased from 23.3% in 2009 to 21.4% in 2010.

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

Cost of Sales

Cost of sales remained consistent in 2010 and 2009 at 40.7% of sales. Gross margins benefited from improved product mix, cost absorption and manufacturing efficiencies achieved at the higher production volumes, offset by higher warranty expense and an increase in lower gross margin installation services related revenue. However, installation services related revenue was accretive to operating income margins in 2010.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 15.3% from $99.4 million in 2009 to $114.7 million in 2010. Selling, general and administrative expenses include personnel costs for administration, finance, information systems, human resources, sales and marketing, and general management, as well as rent, utilities, legal and accounting expenses, bad debt expense, advertising, promotional material, trade show expenses, and related travel costs. The increase in selling, general and administrative expenses was primarily related to an increase in staffing costs and fringe benefits due to increased headcount, and increases in incentive compensation, contract services and travel expenses.

Selling, general and administrative expenses as a percentage of sales decreased from 20.5% for the year ended December 31, 2009 to 18.9% for the year ended December 31, 2010. Selling, general and administrative expenses as a percent of sales will generally fluctuate whenever there is a significant fluctuation in revenues for the periods being compared.

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

At December 31, 2011, cash on hand was $43.0 million and short-term investments were $159.3 million, which placed our short-term liquidity at $202.3 million. At December 31, 2010, our cash on hand of $31.7 million and short-term investments of $157.5 million placed our short-term liquidity at $189.2 million. The increase in liquidity from 2010 to 2011 relates to additional funds provided by our operating activities and proceeds from stock option exercises by our employees, reduced by our cash needs for equipment acquisitions, business acquisition, stock repurchases and dividends.

Operating Activities

Our working capital, which consists of current assets less current liabilities, increased 8.0% from $305.0 million as of December 31, 2010 to $329.3 million as of December 31, 2011, primarily due to an increase in cash of $11.3 million, an increase in inventory of $13.5 million, an increase in accounts receivable of $5.2 million, and an increase in other receivables of $5.8 million, partially offset by an increase in accounts payable of $6.6 million. Generally, the change in net accounts receivable is due to the timing of sales and collections during the quarter. Inventory increased during 2011 to support increasing customer demand, increases in inventories related to an increase in installation services activities, and to mitigate component supply constraints broadly affecting the industry. Generally, the change in other receivables is due to the timing of shipments and collections for materials supplied to our contract manufacturers during the quarter. Generally, the change in accounts payable is due to variations in the timing of the receipt of supplies, inventory and services and our subsequent payments for these purchases. The quick ratio, defined as cash, cash equivalents, short-term investments, and net accounts receivable, divided by current liabilities, decreased from 5.21 as of December 31, 2010 to 4.50 as of December 31, 2011. The current ratio, defined as current assets divided by current liabilities, decreased from 7.10 as of December 31, 2010 to 6.32 as of December 31, 2011. The quick ratio and the current ratio decreases were primarily due to the working capital changes described above.

Net accounts receivable increased 7.4% from $70.9 million at December 31, 2010 to $76.1 million at December 31, 2011. Our allowance for doubtful accounts decreased from $0.2 million at December 31, 2010 to $8 thousand at December 31, 2011. Quarterly accounts receivable days sales outstanding (DSO) increased from 39 days as of December 31, 2010 to 40 days as of December 31, 2011. Generally, the change in net accounts receivable and DSO is due to the timing of sales and collections during the quarter. Other receivables increased from $4.0 million at December 31, 2010 to $9.7 million at December 31, 2011. Other receivables may fluctuate due to the timing of shipments and collections for materials supplied to our contract manufacturers during the quarter.

Quarterly inventory turnover decreased from 3.8 turns as of December 31, 2010 to 3.5 turns as of December 31, 2011. Inventory increased 18.2% from December 31, 2010 to December 31, 2011. Our investment in inventory increased during 2011 to support increasing customer demand, increases in inventories related to an increase in installation services activities, and to mitigate component supply constraints broadly affecting the industry. We expect inventory levels to fluctuate as we attempt to maintain sufficient inventory in response to seasonal cycles of our business; ensuring competitive lead times while managing the risk of inventory obsolescence that may occur due to rapidly changing technology and customer demand.

Accounts payable increased 29.0% from $22.8 million at December 31, 2010 to $29.4 million at December 31, 2011. Generally, the change in accounts payable is due to variations in the timing of the receipt of supplies, inventory and services and our subsequent payments for these purchases.

Investing Activities

Capital expenditures totaled approximately $11.9 million, $9.9 million and $8.7 million for the years ended December 31, 2011, 2010 and 2009, respectively. These expenditures were primarily used to purchase computer hardware, software and manufacturing and test equipment.

Our combined short-term and long-term investments increased $72.7 million from $418.6 million at December 31, 2010 to $491.4 million at December 31, 2011. This increase reflects the impact of additional funds available for investment provided by our operating activities and proceeds from stock option exercises by our employees, reduced by our cash needs for equipment acquisitions, business acquisition, stock repurchases and dividends, as well as net realized and unrealized losses and amortization of net premiums on our combined investments.

We invest all available cash not required for immediate use in operations primarily in securities that we believe bear minimal risk of loss. At December 31, 2011, these investments included municipal variable rate demand notes of $69.7 million, municipal fixed-rate bonds of $174.8 million and corporate bonds of $156.8 million. At December 31, 2010, these investments included municipal variable rate demand notes of $116.7 million, municipal fixed-rate bonds of $71.5 million and corporate bonds of $127.1 million.

At December 31, 2011, we held $69.7 million of municipal variable rate demand notes, all of which were classified as available-for-sale. At December 31, 2011, 18% of our municipal variable rate demand notes had a credit rating of AAA, 58% had a credit rating of AA, 24% had a credit rating of A, and all contained put options of seven days. Despite the long-term nature of their stated contractual maturities, we routinely buy and sell these securities and we believe that we have the ability to quickly liquidate them. Our investments in these securities are recorded at fair value, and the interest rates reset every seven days. We believe we have the ability to sell our variable rate demand notes to the remarketing agent, tender agent or issuer at par value plus accrued interest in the event we decide to liquidate our investment in a particular variable rate demand note. At December 31, 2011, approximately 34% of our variable rate demand notes were supported by letters of credit from banks that we believe to be in good financial condition. The remaining 66% of our variable rate demand notes were supported by standby purchase agreements. As a result of these factors, we had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from these investments. All income generated from these investments was recorded as interest income. We have not recorded any losses relating to municipal variable rate demand notes.

At December 31, 2011, we held $174.8 million of municipal fixed-rate bonds. These bonds are classified as available-for-sale and had an average duration of 1.3 years at December 31, 2011. At December 31, 2011, approximately 19% of our municipal fixed-rate bond portfolio had a credit rating of AAA, 64% had a credit rating of AA, 15% had a credit rating of A, and 2% had a credit rating of BBB. Because our bond portfolio has a high quality rating and contractual maturities of a short duration, we are able to obtain prices for these bonds derived from observable market inputs, or for similar securities traded in an active market, on a daily basis.

At December 31, 2011, we held $156.8 million of corporate bonds. These bonds are classified as available-for-sale and had an average duration of 0.8 years. At December 31, 2011, approximately 1% of our corporate bond portfolio had a credit rating of AAA, 11% had a credit rating of AA, 50% had a credit rating of A, and 38% had a credit rating of BBB. Because our bond portfolio has a high quality rating and contractual maturities of a short duration, we are able to obtain prices for these bonds derived from observable market inputs, or for similar securities traded in an active market, on a daily basis.

Our long-term investments increased 27.1% from $261.2 million at December 31, 2010 to $332.0 million at December 31, 2011. The primary reasons for the increase in our long-term investments were cash generated from operations and proceeds from stock option exercises by our employees. Long-term investments at December 31, 2011 and December 31, 2010 included an investment in a certificate of deposit of $48.3 million, which serves as collateral for our revenue bonds, as discussed below. We have various equity investments included in long-term investments at a cost of $12.8 million and $11.5 million, and with a fair value of $31.3 million and $48.0 million, at December 31, 2011 and December 31, 2010, respectively, including a single equity security, of which we held 1.1 million shares and 1.5 million shares, carried at $17.3 million and $34.2 million of fair value at December 31, 2011 and December 31, 2010, respectively. The single security traded approximately 0.8 million shares per day in 2011 in an active market on a European stock exchange. Of the gross unrealized gains included in the fair value of our marketable securities at December 31, 2011 and 2010, this single security comprised $16.9 million and $33.7 million, respectively, of the unrealized gain. The remaining $2.2 million of gross unrealized gains and $0.6 million in gross unrealized losses at December 31, 2011 were spread amongst more than 400 marketable equity securities. Long-term investments at December 31, 2011 and 2010 also included $7.7 million and $4.2 million, respectively, related to our deferred compensation plan; $2.1 million of other investments carried at cost, consisting of interests in two private equity funds and an investment in a privately held telecommunications equipment manufacturer; and $0.7 million of a fixed income bond fund. This bond fund had unrealized gains of $0.2 million at December 31, 2011 and 2010.

We review our investment portfolio for potential “other-than-temporary” declines in value on an individual investment basis. We assess, on a quarterly basis, significant declines in value which may be considered other-than-temporary and, if necessary, recognize and record the appropriate charge to write-down the carrying value of such investments. In making this assessment, we take into consideration qualitative and quantitative information, including but not limited to the following: the magnitude and duration of historical declines in market prices, credit rating activity, assessments of liquidity, public filings, and statements made by the issuer. We generally begin our identification of potential other-than-temporary impairments by reviewing any security with a fair value that has declined from its original or adjusted cost basis by 25% or more for six or more consecutive months. We then evaluate the individual security based on the previously identified factors to determine the amount of the write-down, if any. As a result of our review, we recorded an other-than-temporary impairment charge of $36 thousand during the fourth quarter of 2011. For the years ended December 31, 2011, 2010 and 2009 we recorded charges of $68 thousand, $43 thousand and $2.9 million, respectively, related to the other-than-temporary impairment of certain publicly traded equity securities, a fixed income bond fund, and deferred compensation plan assets.

On August 4, 2011, we acquired all of the outstanding stock of Bluesocket, Inc., a provider of wireless network solutions with virtual control, for $23.7 million in cash. The acquisition provides us with IEEE802.11N enterprise class wireless LAN expertise, technology, and products to address the growing transition within small-medium enterprises and large enterprises to wireless networks and mobile devices. We have included the financial results of Bluesocket in our consolidated financial statements since the date of acquisition.

Financing Activities

In conjunction with an expansion of our Huntsville, Alabama, facility, we were approved for participation in an incentive program offered by the State of Alabama Industrial Development Authority (the “Authority”). Pursuant to the program, on January 13, 1995, the Authority issued $20.0 million of its taxable revenue bonds and loaned the proceeds from the sale of the bonds to ADTRAN. The bonds were originally purchased by AmSouth Bank of Alabama, Birmingham, Alabama (the “Bank”). Wachovia Bank, N.A., Nashville, Tennessee (formerly First Union National Bank of Tennessee) (the “Bondholder”), which was acquired by Wells Fargo & Company on December 31, 2008, purchased the original bonds from the Bank and made further advances to the Authority, bringing the total amount outstanding to $50.0 million. An Amended and Restated Taxable Revenue Bond (“Amended and Restated Bond”) was issued and the original financing agreement was amended. The Amended and Restated Bond bears interest, payable monthly. The interest rate is 5% per annum. The Amended and Restated Bond matures on January 1, 2020. The estimated fair value of the bond at December 31, 2011 was approximately $46.9 million, based on a debt security with a comparable interest rate and maturity and a Standard & Poor’s credit rating of A+. We are required to make payments to the Authority in amounts necessary to pay the principal of and interest on the Amended and Restated Bond. Included in long-term investments at December 31, 2011 is $48.3 million which is invested in a restricted certificate of deposit. These funds serve as a collateral deposit against the principal of this bond, and we have the right to set-off the balance of the Bond with the collateral deposit in order to reduce the balance of the indebtedness. In conjunction with this program, we are eligible to receive certain economic incentives from the state of Alabama that reduce the amount of payroll withholdings that we are required to remit to the state for those employment positions that qualify under the program. For the years ended December 31, 2011, 2010 and 2009, we realized economic incentives related to payroll withholdings totaling $1.9 million, $1.5 million and $1.5 million, respectively.

Due to continued positive cash flow from operating activities, we made a business decision in 2006 to begin an early partial redemption of the Bond. We made principal payments of $1.0 million and $0.3 million for the years ended December 31, 2011 and 2010, respectively. It is our intent to make annual principal payments in addition to the interest amounts that are due. In connection with this decision, $0.5 million of the bond debt has been reclassified to a current liability in accounts payable in the Consolidated Balance Sheets at December 31, 2011 and 2010.

The following table shows dividends paid in each quarter of 2011, 2010 and 2009. During 2011, 2010 and 2009, we paid dividends totaling $23.1 million, $22.5 million and $22.5 million, respectively. The Board of Directors presently anticipates that it will declare a regular quarterly dividend so long as the present tax treatment of dividends exists and adequate levels of liquidity are maintained.

Dividends per Common Share

	September 30,	September 30,	September 30,
	2011	2010	2009
First Quarter	$0.09	$0.09	$0.09
Second Quarter	$0.09	$0.09	$0.09
Third Quarter	$0.09	$0.09	$0.09
Fourth Quarter	$0.09	$0.09	$0.09

Stock Repurchase Program

Since 1997, our Board of Directors has approved multiple share repurchase programs that have authorized open market repurchase transactions of up to 35 million shares of our common stock. We currently have the authority to purchase an additional 5.9 million shares of our common stock under the plans approved by the Board of Directors on April 14, 2008 and October 11, 2011. For the years 2011, 2010 and 2009, we repurchased 1.1 million shares, 0.7 million shares and 0.8 million shares, respectively, for a cost of $35.6 million, $18.3 million and $15.9 million, respectively, at an average price of $31.97, $25.12 and $21.05 per share, respectively.

To accommodate employee stock option exercises, we issued 1.8 million shares of treasury stock for $34.1 million during the year ended December 31, 2011, 1.5 million shares of treasury stock for $24.9 million during the year ended December 31, 2010, and 0.9 million shares of treasury stock for $13.5 million during the year ended December 31, 2009.

Off-Balance Sheet Arrangements and Contractual Obligations

We have various contractual obligations and commercial commitments. The following table sets forth, in millions, the annual payments we are required to make under contractual cash obligations and other commercial commitments at December 31, 2011.

Contractual Obligations

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
(In millions)	Total	2012	2013	2014	2015	After 2015
Long-term debt	$47.0	$—	$—	$—	$—	$47.0
Interest on long-term debt	18.8	2.4	2.4	2.4	2.4	9.2
Purchase obligations	69.6	67.5	1.5	0.6	—	—
Operating lease obligations	5.0	2.0	1.2	1.0	0.7	0.1
Investment commitments	0.2	0.1	0.1	—	—	—

Totals	$140.6	$72.0	$5.2	$4.0	$3.1	$56.3

We are required to make payments necessary to pay the interest on the Taxable Revenue Bond, Series 1995, as amended, currently outstanding in the aggregate principal amount of $47.0 million. The bond matures on January 1, 2020, and bears interest at the rate of 5% per annum. Included in long-term investments are $48.3 million of restricted funds, which is a collateral deposit against the principal amount of this bond.

We have committed to invest up to an aggregate of $7.9 million in two private equity funds, and we have contributed $8.4 million as of December 31, 2011, of which $7.7 million has been applied to these commitments. See Note 4 of Notes to Consolidated Financial Statements for additional information.

We also have obligations related to uncertain income tax positions that have not been included in the table above due to the uncertainty of when the related expense will be recognized. See Note 9 of Notes to Consolidated Financial Statements for additional information.

We do not have off-balance sheet financing arrangements and have not engaged in any related party transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources. See Notes 8 and 12 of Notes to Consolidated Financial Statements for additional information on our revenue bond and operating lease obligations, respectively.

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

In December 2011, the FASB issued Accounting Standards Update No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12). ASU 2011-12 defers the effective date for certain presentation requirements that relate to reclassification adjustments and the effect of those reclassification adjustments on the financial statements. This update is effective for fiscal years, and interim periods within those years, ending after December 15, 2011, with early adoption permitted. We plan to adopt this amendment during the first quarter of 2012. Since ASU 2011-12 affects presentation only, it will have no effect on our consolidated results of operations or financial condition.

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

During 2011, we adopted the following accounting standards, which had no material effect on our consolidated results of operations or financial condition:

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

We generally sell our products and services separately, but in some circumstances products and services may be sold in bundles that contain multiple deliverables. A sale that includes multiple deliverables is evaluated to determine the units of accounting, and the revenue from the arrangement is allocated to each item requiring separate revenue recognition based on the relative selling price and corresponding terms of the contract. We strive to use vendor-specific objective evidence of selling price. When this evidence is not available, we are generally not able to determine third-party evidence of selling price because of the extent of customization among competing products or services from other companies. In these cases, estimated selling price is determined based on the particular circumstances of the arrangement and is used to allocate revenues to each unit of accounting. Revenue is recognized incrementally as the necessary criteria for each item are met.

We adopted this amendment during the first quarter of 2011. The adoption of this amendment had no effect on our consolidated results of operations and financial condition for the year ended December 31, 2011.

In October 2009, the FASB issued Accounting Standards Update No. 2009-14, Certain Revenue Arrangements that Include Software Arrangements. ASU 2009-14 changed the accounting model for revenue arrangements that include both tangible products and software elements. Tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of the software revenue guidance in Subtopic 985-605 of the ASC. In addition, ASU 2009-14 requires that hardware components of a tangible product containing software components always be excluded from the software revenue guidance. In that regard, ASU 2009-14 provides additional guidance on how to determine which software, if any, relating to the tangible product also would be excluded from the scope of the software revenue guidance. ASU 2009-14 also provides guidance on how a vendor should allocate arrangement consideration to deliverables in an arrangement that includes both tangible products and software. ASU 2009-14 also provides further guidance on how to allocate arrangement consideration when an arrangement includes deliverables both included and excluded from the scope of the software revenue guidance. We adopted this amendment during the first quarter of 2011. The adoption of this amendment had no effect on our consolidated results of operations and financial condition for the year ended December 31, 2011.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Testing Goodwill for Impairment (ASU 2011-08). Existing accounting guidance requires that an entity perform a test for goodwill impairment, on at least an annual basis, by first comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit is less than its carrying amount, then the second step of the test is to be performed to measure the amount of impairment loss, if any. ASU 2011-08 will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity will no longer be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We adopted this amendment during the fourth quarter of 2011. The adoption of this amendment had no effect on our consolidated results of operations and financial condition for the year ended December 31, 2011.

Subsequent Events

On January 17, 2012, the Board declared a quarterly cash dividend of $0.09 per common share to be paid to stockholders of record at the close of business on February 2, 2012. The quarterly dividend payment was $5.7 million and was paid on February 16, 2012.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates and prices of marketable equity and fixed-income securities. The primary objective of the large majority of our investment activities is to preserve principal while at the same time achieving appropriate yields without significantly increasing risk. To achieve this objective, a majority of our marketable securities are investment grade, municipal, fixed-rate bonds, municipal variable rate demand notes and municipal money market instruments denominated in United States dollars. Our investment policy provides limitations for issuer concentration, which limits, at the time of purchase, the concentration in any one issuer to 5% of the market value of our total investment portfolio. At December 31, 2011, 18% of our municipal variable rate demand notes had a credit rating of AAA, 58% had a rating of AA, and 24% had a credit rating of A, and all contained put options of seven days. At December 31, 2011, approximately 19% of our municipal fixed-rate bonds had a credit rating of AAA, 64% had a credit rating of AA, 15% had a credit rating of A, and the remaining 2% had a credit rating of BBB. At December 31, 2011, approximately 1% of our corporate bond portfolio had a credit rating of AAA, 11% had a credit rating of AA, 50% had a credit rating of A, and 38% had a credit rating of BBB.

We maintain depository investments with certain financial institutions. Although these depository investments may exceed government insured depository limits, we have evaluated the credit worthiness of these financial institutions, and determined the risk of material financial loss due to exposure of such credit risk to be minimal. As of December 31, 2011, $23.4 million of our cash and cash equivalents, primarily certain domestic money market funds and foreign depository accounts, were in excess of government provided insured depository limits.

As of December 31, 2011, approximately $417.4 million of our cash and investments may be directly affected by changes in interest rates. We have performed a hypothetical sensitivity analysis assuming market interest rates increase or decrease by 50 basis points (bps) for an entire year, while all other variables remain constant. At December 31, 2011, we held $180.7 million of cash, money market instruments, floating rate corporate bonds and municipal variable rate demand notes where a change in interest rates would impact our interest income. A hypothetical 50 bps decline in interest rates as of December 31, 2011 would reduce annualized interest income on our cash, money market instruments, floating rate corporate bonds and municipal variable rate demand notes by approximately $0.7 million. In addition, we held $322.4 million of municipal and corporate bonds whose fair values may be directly affected by a change in interest rates. A hypothetical 50 bps increase in interest rates as of December 31, 2011 would reduce the fair value of our municipal and corporate bonds by approximately $1.7 million.

As of December 31, 2010, interest income on approximately $333.3 million of our cash and investments was subject to being directly affected by changes in interest rates. We performed a hypothetical sensitivity analysis assuming market interest rates increase or decrease by 50 bps for an entire year, while all other variables remain constant. A hypothetical 50 bps decline in interest rates as of December 31, 2010 would have reduced annualized interest income on our money market instruments and municipal variable rate demand notes by approximately $0.5 million. In addition, a hypothetical 50 bps increase in interest rates as of December 31, 2010 would have reduced the fair value of our municipal fixed-rate bonds and corporate bonds by approximately $1.7 million.

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

Management assessed the effectiveness of ADTRAN’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment and those criteria, management has concluded that ADTRAN maintained effective internal control over financial reporting as of December 31, 2011.

The effectiveness of our internal control over financial reporting has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders of ADTRAN, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of ADTRAN, Inc. and its subsidiaries at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report On Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Birmingham, Alabama

February 29, 2012

Financial Statements

ADTRAN, INC.

Consolidated Balance Sheets (In thousands, except per share amounts)

December 31, 2011 and 2010

	September 30,	September 30,
	2011	2010
ASSETS
Current Assets
Cash and cash equivalents	$42,979	$31,677
Short-term investments	159,347	157,479
Accounts receivable, less allowance for doubtful accounts of $8 and $162 at December 31, 2011 and 2010, respectively	76,130	70,893
Other receivables	9,743	3,962
Income tax receivable, net	—	2,741
Inventory	87,800	74,274
Prepaid expenses	3,119	3,270
Deferred tax assets, net	12,125	10,617

Total Current Assets	391,243	354,913

Property, plant and equipment, net	75,295	73,986
Deferred tax assets, net	8,345	—
Goodwill	3,492	—
Other assets	7,131	1,915
Long-term investments	332,008	261,160

Total Assets	$817,514	$691,974

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$29,404	$22,785
Unearned revenue	9,965	10,138
Accrued expenses	5,876	4,913
Accrued wages and benefits	13,518	12,125
Income tax payable, net	3,169	—

Total Current Liabilities	61,932	49,961

Deferred tax liabilities, net	—	10,350
Other non-current liabilities	16,951	11,841
Bonds payable	46,500	47,500

Total Liabilities	125,383	119,652

Commitments and contingencies (see Note 12)

Stockholders’ Equity
Common stock, par value $0.01 per share; 200,000 shares authorized; 79,652 shares issued and 63,703 shares outstanding at December 31, 2011 and 79,652 shares issued and 63,010 shares outstanding at December 31, 2010	797	797
Additional paid-in capital	213,560	193,866
Accumulated other comprehensive income	13,102	26,948
Retained earnings	840,206	731,962
Less treasury stock at cost: 15,949 and 16,642 shares at December 31, 2011 and 2010, respectively	(375,534)	(381,251)

Total Stockholders’ Equity	692,131	572,322

Total Liabilities and Stockholders’ Equity	$817,514	$691,974

The accompanying notes are an integral part of these consolidated financial statements.

ADTRAN, INC.

Consolidated Statements of Income (In thousands, except per share amounts)

Years ended December 31, 2011, 2010 and 2009

	September 30,	September 30,	September 30,
	2011	2010	2009
Sales	$717,229	$605,674	$484,185
Cost of sales	302,911	246,811	197,223

Gross Profit	414,318	358,863	286,962

Selling, general and administrative expenses	124,879	114,699	99,446
Research and development expenses	100,301	90,300	83,285

Operating Income	189,138	153,864	104,231

Interest and dividend income	7,642	6,557	6,933
Interest expense	(2,398)	(2,436)	(2,430)
Net realized investment gain (loss)	12,454	11,008	(1,297)
Other income (expense), net	(694)	(804)	131

Income before provision for income taxes	206,142	168,189	107,568

Provision for income taxes	(67,565)	(54,200)	(33,347)

Net Income	$138,577	$113,989	$74,221

Weighted average shares outstanding – basic	64,145	62,490	62,459
Weighted average shares outstanding – diluted (1)	65,416	63,879	63,356

Earnings per common share – basic	$2.16	$1.82	$1.19
Earnings per common share – diluted (1)	$2.12	$1.78	$1.17

(1)	Assumes exercise of dilutive stock options calculated under the treasury method. See Notes 1 and 13 of the Notes to Consolidated Financial Statements

The accompanying notes are an integral part of these consolidated financial statements.

ADTRAN, INC.

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income

(In thousands)

Years ended December 31, 2011, 2010 and 2009

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, December 31, 2008	79,652	$797	$172,704	$603,600	$(400,273)	$(1,009)	$375,819
Net income				74,221			74,221
Net change in unrealized gains (losses) related to marketable securities, net of deferred tax expense of $9,218						15,384	15,384
Reclassification adjustment for amounts included in net income, net of deferred tax expense of $617						1,010	1,010
Foreign currency translation adjustment						2,468	2,468

Comprehensive income							93,083
Dividend payments				(22,486)			(22,486)
Dividends accrued for unvested restricted stock units				(12)			(12)
Stock options exercised: Various prices per share				(6,067)	19,538		13,471
Purchase of treasury stock: 755 shares					(15,896)		(15,896)
Income tax benefit from exercise of stock options			1,549				1,549
Stock-based compensation expense			6,987				6,987

Balance, December 31, 2009	79,652	$797	$181,240	$649,256	$(396,631)	$17,853	$452,515
Net income				113,989			113,989
Net change in unrealized gains (losses) related to marketable securities, net of deferred tax expense of $5,223						8,700	8,700
Reclassification adjustment for amounts included in net income, net of deferred tax benefit of $598						(999)	(999)
Foreign currency translation adjustment						1,394	1,394

Comprehensive income							123,084
Dividend payments				(22,502)			(22,502)
Dividends accrued for unvested restricted stock units				(27)			(27)
Stock options exercised: Various prices per share				(8,754)	33,696		24,942
Purchase of treasury stock: 729 shares					(18,316)		(18,316)
Income tax benefit from exercise of stock options			4,909				4,909
Stock-based compensation expense			7,717				7,717

Balance, December 31, 2010	79,652	$797	$193,866	$731,962	$(381,251)	$26,948	$572,322
Net income				138,577			138,577
Net change in unrealized gains (losses) related to marketable securities, net of deferred tax benefit of $7,427						(13,004)	(13,004)
Reclassification adjustment for amounts included in net income, net of deferred tax benefit of $389						(688)	(688)
Foreign currency translation adjustment						(154)	(154)

Comprehensive income							124,731
Dividend payments				(23,124)			(23,124)
Dividends accrued for unvested restricted stock units				(52)			(52)
Stock options exercised: Various prices per share				(6,345)	40,470		34,125
Restricted stock units vested				(812)	812		—
Purchase of treasury stock: 1,112 shares					(35,565)		(35,565)
Income tax benefit from exercise of stock options			10,525				10,525
Stock-based compensation expense			9,169				9,169

Balance, December 31, 2011	79,652	$797	$213,560	$840,206	$(375,534)	$13,102	$692,131

ADTRAN issued 1,813 shares, 1,483 shares and 856 shares of treasury stock to accommodate employee stock option exercises and vesting of restricted stock units during 2011, 2010 and 2009, respectively. During 2011 and 2010, ADTRAN received 7 shares and 4 shares, respectively, previously held by employees for at least six months as payment of the exercise price for employee stock options. None of the transactions with respect to these shares were made in the open market. The average price paid per share with respect to these transactions was based on the closing price of the common stock on the NASDAQ Global Select Market on the date of the transaction. There were no such transactions during 2009.

The accompanying notes are an integral part of these consolidated financial statements.

ADTRAN, INC.

Consolidated Statements of Cash Flows (In thousands)

Years ended December 31, 2011, 2010 and 2009

	September 30,	September 30,	September 30,
	2011	2010	2009
Cash flows from operating activities
Net income	$138,577	$113,989	$74,221
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,499	10,545	10,084
Amortization of net premium on available-for-sale investments	6,617	4,380	3,686
Net realized (gain) loss on long-term investments	(12,454)	(11,008)	1,297
Net (gain) loss on disposal of property, plant and equipment	6	2	(31)
Stock-based compensation expense	9,169	7,717	6,987
Deferred income taxes	575	(1,324)	(1,024)
Tax benefit from stock option exercises	10,525	4,909	1,549
Excess tax benefits from stock-based compensation arrangements	(9,373)	(4,404)	(998)
Change in operating assets and liabilities:
Accounts receivable, net	(4,939)	(2,849)	(15,143)
Other receivables	(5,781)	135	(1,195)
Income tax receivable, net	2,741	(2,741)	—
Inventory	(12,734)	(28,600)	1,732
Prepaid expenses and other assets	522	(574)	(489)
Accounts payable	6,178	(2,997)	5,442
Accrued expenses and other liabilities	6,309	8,626	1,010
Income taxes payable, net	3,169	(3,017)	3,027

Net cash provided by operating activities	150,606	92,789	90,155

Cash flows from investing activities
Purchases of property, plant and equipment	(11,912)	(9,872)	(8,740)
Proceeds from sales and maturities of available-for-sale investments	466,243	275,442	186,193
Purchases of available-for-sale investments	(554,629)	(340,489)	(262,067)
Acquisition of business, net of cash acquired	(22,661)	—	(1,370)

Net cash used in investing activities	(122,959)	(74,919)	(85,984)

Cash flows from financing activities
Proceeds from stock option exercises	34,125	24,942	13,471
Purchases of treasury stock	(35,565)	(18,316)	(15,896)
Dividend payments	(23,124)	(22,502)	(22,486)
Payments on long-term debt	(1,000)	(250)	(500)
Excess tax benefits from stock-based compensation arrangements	9,373	4,404	998

Net cash used in financing activities	(16,191)	(11,722)	(24,413)

Net increase (decrease) in cash and cash equivalents	11,456	6,148	(20,242)
Effect of exchange rate changes	(154)	1,394	2,468
Cash and cash equivalents, beginning of year	31,677	24,135	41,909

Cash and cash equivalents, end of year	$42,979	$31,677	$24,135

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$2,396	$2,411	$2,435
Cash paid during the year for income taxes	$51,402	$57,662	$30,869

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1 – Nature of Business and Summary of Significant Accounting Policies

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

Cash and Cash Equivalents

Cash and cash equivalents represent demand deposits, money market funds, and short-term investments classified as available-for-sale with original maturities of three months or less. We maintain depository investments with certain financial institutions. Although these depository investments may exceed government insured depository limits, we have evaluated the credit worthiness of these applicable financial institutions, and determined the risk of material financial loss due to the exposure of such credit risk to be minimal. As of December 31, 2011, $23.4 million of our cash and cash equivalents, primarily certain domestic money market funds and foreign depository accounts, were in excess of government provided insured depository limits.

Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the immediate or short-term maturity of these financial instruments. The carrying amount reported for bonds payable was $47.0 million compared to an estimated fair value of $46.9 million, based on a debt security with a comparable interest rate and maturity and a Standard & Poor’s credit rating of A+.

Investments with maturities beyond one year, such as our municipal variable rate demand notes, may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. At December 31, 2011, 18% of our municipal variable rate demand notes had a credit rating of AAA, 58% had a credit rating of AA, 24% had a credit rating of A, and all contained put options of seven days. Despite the long-term nature of their stated contractual maturities, we routinely buy and sell these securities and we believe that we have the ability to quickly liquidate them. Our investments in these securities are recorded at fair value, and the interest rates reset every seven days. We believe we have the ability to sell our variable rate demand notes to the remarketing agent, tender agent, or issuer at par value plus accrued interest in the event we decide to liquidate our investment in a particular variable rate demand note. At December 31, 2011, approximately 34% of our variable rate demand notes were supported by letters of credit from banks that we believe to be in good financial condition. The remaining 66% of our variable rate demand notes were supported by standby purchase agreements. As a result of these factors, we had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from these investments at December 31, 2011. All income generated from these investments was recorded as interest income. We have not been required to record any losses relating to municipal variable rate demand notes.

Long-term investments represent a restricted certificate of deposit, municipal fixed-rate bonds, corporate bonds, a fixed income bond fund, marketable equity securities, and other equity investments. Marketable equity securities are reported at fair value as determined by the most recently traded price of the securities at the balance sheet date, although the securities may not be readily marketable due to the size of the available market. Unrealized gains and losses, net of tax, are reported as a separate component of stockholders’ equity. Realized gains and losses on sales of securities are computed under the specific identification method and are included in current income. We periodically review our investment portfolio for investments considered to have sustained an other-than-temporary decline in value. Impairment charges for other-than-temporary declines in value are recorded as realized losses in the accompanying consolidated statements of income. All of our investments at December 31, 2011 and 2010 are classified as available-for-sale securities (see Note 4).

Accounts Receivable

We record accounts receivable at net realizable value. Prior to issuing payment terms to a new customer, we perform a detailed credit review of the customer. Credit limits are established for each new customer based on the results of this credit review. Payment terms are established for each new customer, and collection experience is reviewed periodically in order to determine if the customer’s payment terms and credit limits need to be revised. At December 31, 2011, three customers, each of which accounted for more than 10% of our accounts receivable, accounted for 57.3% of our total accounts receivable in the aggregate. At December 31, 2010, three customers, each of which accounted for more than 10% of our accounts receivable, accounted for 54.7% of our total accounts receivable in the aggregate.

We maintain an allowance for doubtful accounts for losses resulting from the inability of our customers to make required payments. We regularly review the allowance for doubtful accounts and consider factors such as the age of accounts receivable balances, the current economic conditions that may affect a customer’s ability to pay, significant one-time events and our historical experience. If the financial condition of a customer deteriorates, resulting in an impairment of their ability to make payments, we may be required to make additional allowances. If circumstances change with regard to individual receivable balances that have previously been determined to be uncollectible (and for which a specific reserve has been established), a reduction in our allowance for doubtful accounts may be required. Our allowance for doubtful accounts was $8 thousand at December 31, 2011 and $162 thousand at December 31, 2010.

Other Receivables

Other receivables are comprised primarily of amounts due from subcontract manufacturers for product component transfers, accrued interest on investments and on a restricted certificate of deposit and amounts due from employee stock option exercises.

Inventory

Inventory is carried at the lower of cost or market, with cost being determined using the first-in, first-out method. Standard costs for material, labor and manufacturing overhead are used to value inventory. Standard costs are updated at least quarterly; therefore, inventory costs approximate actual costs at the end of each reporting period. We establish reserves for estimated excess, obsolete or unmarketable inventory equal to the difference between the cost of the inventory and the estimated fair value of the inventory based upon assumptions about future demand and market conditions. When we dispose of excess and obsolete inventories, the related write-downs are charged against the inventory reserve. See Note 5 of Notes to Consolidated Financial Statements for additional information.

Property, Plant and Equipment

Property, plant and equipment, which is stated at cost, is depreciated using the straight-line method over the estimated useful lives of the assets. We depreciate building and land improvements from five to 39 years, office machinery and equipment from three to seven years, engineering machinery and equipment from three to seven years and computer software from three to five years. Expenditures for repairs and maintenance are charged to expense as incurred. Betterments that materially prolong the lives of the assets are capitalized. The cost of assets retired or otherwise disposed of and the related accumulated depreciation are removed from the accounts, and the gain or loss on such disposition is included in other income (expense), net in the accompanying consolidated statements of income. See Note 6 of Notes to Consolidated Financial Statements for additional information.

Liability for Warranty

Our products generally include warranties of one to ten years for product defects. We accrue for warranty returns at the time revenue is recognized based on our estimate of the cost to repair or replace the defective products. We engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers. Our products continue to become more complex in both size and functionality as many of our product offerings migrate from line card applications to systems products. The increasing complexity of our products will cause warranty incidences, when they arise, to be more costly. Our estimates regarding future warranty obligations may change due to product failure rates, material usage, and other rework costs incurred in correcting a product failure. In addition, from time to time, specific warranty accruals may be recorded if unforeseen problems arise. Should our actual experience relative to these factors be worse than our estimates, we will be required to record additional warranty expense. Alternatively, if we provide for more reserves than we require, we will reverse a portion of such provisions in future periods. The liability for warranty obligations totaled $4.1 million and $3.3 million at December 31, 2011 and 2010, respectively. These liabilities are included in accrued expenses in the accompanying consolidated balance sheets.

A summary of warranty expense and write-off activity for the years ended December 31, 2011 and 2010 is as follows:

	September 30,	September 30,
Year Ended December 31,	2011	2010
(In thousands)
Balance at beginning of period	$3,304	$2,833
Plus: amounts acquired or charged to cost and expenses	2,893	5,309
Less: deductions	(2,079)	(4,838)

Balance at end of period	$4,118	$3,304

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

Under the provisions of our approved plans, we made grants of performance-based restricted stock units to five of our executive officers in 2011, 2010 and 2009. The restricted stock units are subject to a market condition based on the relative total shareholder return of ADTRAN against a peer group of companies (2009 grant) or against all the companies in the NASDAQ Telecommunications Index (2010 and 2011 grant) and vest at the end of a three-year performance period. The restricted stock units are converted into shares of common stock upon vesting. Depending on the relative total shareholder return over the performance period, the executive officers may earn from 0% to 150% of the number of restricted stock units granted. The fair value of the award is based on the market price of our common stock on the date of grant, adjusted for the expected outcome of the impact of market conditions using a Monte Carlo Simulation valuation method. The recipients of the restricted stock units also earn dividend credits during the performance period, which will be paid in cash upon the issuance of common stock for the restricted stock units.

Stock-based compensation expense recognized under the Stock Compensation Topic of the Financial Accounting Standards Board Accounting Standards Codification (FASB ASC) in 2011, 2010 and 2009 was approximately $9.2 million, $7.7 million and $7.0 million, respectively. As of December 31, 2011, total compensation cost related to non-vested stock options, restricted stock units and restricted stock not yet recognized was approximately $21.9 million, which is expected to be recognized over an average remaining recognition period of 2.9 years. See Note 3 of Notes to Consolidated Financial Statements for additional information.

Impairment of Long-Lived Assets

We review long-lived assets used in operations for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and the undiscounted cash flows estimated to be generated by the asset are less than the asset’s carrying value. An impairment loss would be recognized in the amount by which the recorded value of the asset exceeds the fair value of the asset, measured by the quoted market price of an asset or an estimate based on the best information available in the circumstances. There were no such impairment losses recognized during 2011, 2010 or 2009.

Goodwill and Purchased Intangible Assets

We evaluate the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. When evaluating whether goodwill is impaired, we first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. If we determine that the two-step quantitative test is necessary, then we compare the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, then the amount of the impairment loss is measured. There were no impairment losses during 2011. Purchased intangible assets with finite lives are carried at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, which is 2.5 to seven years.

Research and Development Costs

Research and development costs include compensation for engineers and support personnel, outside contracted services, depreciation and material costs associated with new product development, the enhancement of current products, and product cost reductions. We continually evaluate new product opportunities and engage in intensive research and product development efforts. Research and development costs totaled $100.3 million, $90.3 million and $83.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

	September 30,	September 30,	September 30,
(In thousands)	Change in Unrealized Gains and (Losses) on Marketable Securities, Net of Tax	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2008	$(243)	$(766)	$(1,009)
Activity in 2009	15,384	2,468	17,852
Reclassification adjustment for amounts included in net income	1,010	—	1,010

Balance at December 31, 2009	16,151	1,702	17,853
Activity in 2010	8,700	1,394	10,094
Reclassification adjustment for amounts included in net income	(999)	—	(999)

Balance at December 31, 2010	23,852	3,096	26,948
Activity in 2011	(13,004)	(154)	(13,158)
Reclassification adjustment for amounts included in net income	(688)	—	(688)

Balance at December 31, 2011	$10,160	$2,942	$13,102

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

Foreign Currency

We record transactions denominated in foreign currencies on a monthly basis using exchange rates from throughout the year. Assets and liabilities denominated in foreign currencies are translated at the balance sheet dates using the closing rates of exchange between those foreign currencies and the U.S. dollar with any transaction gains or losses reported in income. Adjustments from translating financial statements of international subsidiaries are recorded as a component of accumulated other comprehensive income (loss).

Revenue Recognition

Revenue is generally recognized upon shipment of the product to our customer in accordance with the title transfer terms of the sales agreement, generally FOB shipping point. In the case of consigned inventory, revenue is recognized when the end customer assumes ownership of the product. Contracts that contain multiple deliverables are evaluated to determine the units of accounting, and the revenue from the arrangement is allocated to each item requiring separate revenue recognition based on the relative selling price and corresponding terms of the contract. We strive to use vendor-specific objective evidence of selling price. When this evidence is not available, we are generally not able to determine third-party evidence of selling price because of the extent of customization among competing products or services from other companies. We record revenue associated with installation services when all contractual obligations are complete. Contracts that include both installation services and product sales are evaluated for revenue recognition in accordance with contract terms. As a result, depending on contract terms, installation services may be considered as a separate deliverable item or may be considered an element of the delivered product. Either the purchaser, ADTRAN, or a third party can perform the installation of our products. Shipping fees are recorded as revenue and the related cost is included in cost of sales. Revenue is recorded net of discounts. Also, revenue is recorded when the product price is fixed or determinable, collection of the resulting receivable is probable, and product returns are reasonably estimable. Sales returns are accrued based on historical sales return experience, which we believe provides a reasonable estimate of future returns.

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

Unearned Revenue

Unearned revenue primarily represents customer billings on our maintenance service programs and deferred revenues relating to multiple element contracts where we still have contractual obligations to our customers. We currently offer maintenance contracts ranging from one to five years, primarily on Enterprise Networks Division products sold through distribution channels. Revenue attributable to maintenance contracts is recognized on a straight-line basis over the related contract term. In addition, we provide software maintenance and a variety of hardware maintenance services to Carrier Network Division customers under contracts with terms up to ten years. Non-current unearned revenue is included in other non-current liabilities in the accompanying consolidated balance sheets. At December 31, 2011 and 2010, unearned revenue was as follows:

	September 30,	September 30,
(In thousands)	2011	2010
Current unearned revenue	$9,965	$10,138
Non-current unearned revenue	4,874	3,801

Total	$14,839	$13,939

Other Income (Expense), Net

Other income (expense), net, is comprised primarily of miscellaneous income and expense, gains and losses on foreign currency transactions, investment account management fees, and gains or losses on the disposal of property, plant and equipment occurring in the normal course of business.

Earnings per Share

Earnings per common share, and earnings per common share assuming dilution, are based on the weighted average number of common shares and, when dilutive, common equivalent shares outstanding during the year (see Note 13).

Dividends

The Board of Directors presently anticipates that it will declare a regular quarterly dividend as long as the current tax treatment of dividends exists and adequate levels of liquidity are maintained. During the years ended December 31, 2011, 2010 and 2009, we paid $23.1 million, $22.5 million and $22.5 million, respectively, in dividend payments. On January 17, 2012, the Board of Directors declared a quarterly cash dividend of $0.09 per common share to be paid to holders of record at the close of business on February 2, 2012. The ex-dividend date was January 31, 2012 and the payment date was February 16, 2012. The quarterly dividend payment was $5.7 million.

Business Combinations

We use the acquisition method to account for business combinations. Under the acquisition method of accounting, we recognize the assets acquired and liabilities assumed at their fair value on the acquisition date. Goodwill is measured as the excess of the consideration transferred over the net assets acquired. Costs incurred to complete the business combination, such as legal, accounting or other professional fees, are charged to general and administrative expenses as they are incurred.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expense during the reporting period. Our more significant estimates include the allowance for doubtful accounts, obsolete and excess inventory reserves, warranty reserves, customer rebates, allowance for sales returns, determination of the deferred revenue components of multiple element sales agreements, estimated income tax contingencies, the fair value of stock-based compensation, impairment of goodwill, and the evaluation of other-than-temporary declines in the value of investments. Actual amounts could differ significantly from these estimates.

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

In December 2011, the FASB issued Accounting Standards Update No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12). ASU 2011-12 defers the effective date for certain presentation requirements that relate to reclassification adjustments and the effect of those reclassification adjustments on the financial statements. This update is effective for fiscal years, and interim periods within those years, ending after December 15, 2011, with early adoption permitted. We plan to adopt this amendment during the first quarter of 2012. Since ASU 2011-12 affects presentation only, it will have no effect on our consolidated results of operations or financial condition.

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

During 2011, we adopted the following accounting standards, which had no material effect on our consolidated results of operations or financial condition:

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

We generally sell our products and services separately, but in some circumstances products and services may be sold in bundles that contain multiple deliverables. A sale that includes multiple deliverables is evaluated to determine the units of accounting, and the revenue from the arrangement is allocated to each item requiring separate revenue recognition based on the relative selling price and corresponding terms of the contract. We strive to use vendor-specific objective evidence of selling price. When this evidence is not available, we are generally not able to determine third-party evidence of selling price because of the extent of customization among competing products or services from other companies. In these cases, estimated selling price is determined based on the particular circumstances of the arrangement and is used to allocate revenues to each unit of accounting. Revenue is recognized incrementally as the necessary criteria for each item are met.

We adopted this amendment during the first quarter of 2011. The adoption of this amendment had no effect on our consolidated results of operations and financial condition for the year ended December 31, 2011.

In October 2009, the FASB issued Accounting Standards Update No. 2009-14, Certain Revenue Arrangements that Include Software Arrangements. ASU 2009-14 changed the accounting model for revenue arrangements that include both tangible products and software elements. Tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of the software revenue guidance in Subtopic 985-605 of the ASC. In addition, ASU 2009-14 requires that hardware components of a tangible product containing software components always be excluded from the software revenue guidance. In that regard, ASU 2009-14 provides additional guidance on how to determine which software, if any, relating to the tangible product also would be excluded from the scope of the software revenue guidance. ASU 2009-14 also provides guidance on how a vendor should allocate arrangement consideration to deliverables in an arrangement that includes both tangible products and software. ASU 2009-14 also provides further guidance on how to allocate arrangement consideration when an arrangement includes deliverables both included and excluded from the scope of the software revenue guidance. We adopted this amendment during the first quarter of 2011. The adoption of this amendment had no effect on our consolidated results of operations and financial condition for the year ended December 31, 2011.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Testing Goodwill for Impairment (ASU 2011-08). Existing accounting guidance requires that an entity perform a test for goodwill impairment, on at least an annual basis, by first comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit is less than its carrying amount, then the second step of the test is to be performed to measure the amount of impairment loss, if any. ASU 2011-08 will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity will no longer be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We adopted this amendment during the fourth quarter of 2011. The adoption of this amendment had no effect on our consolidated results of operations and financial condition for the year ended December 31, 2011.

Note 2 – Business Combinations

On August 4, 2011, we acquired all of the outstanding stock of Bluesocket, Inc., a provider of wireless network solutions with virtual control, for $23.7 million in cash. The acquisition provides us with IEEE802.11N enterprise class wireless LAN expertise, technology, and products to address the growing transition within small-medium enterprises and large enterprises to wireless networks and mobile devices. We have included the financial results of Bluesocket in our consolidated financial statements since the date of acquisition. Pro forma results of operations prior to the closing date for the acquisition have not been presented because the effect of the acquisition was not material to our financial results. The allocation of the purchase price to the estimated fair value of the assets acquired and liabilities assumed at the acquisition date is as follows:

September 30,
(In Thousands)
Cash	$1,027
Accounts receivable	298
Inventory	792
Prepaid expenses	357
Property, plant and equipment	173
Deferred tax assets, net	12,962
Accounts payable	(441)
Unearned revenue	(600)
Accrued expenses	(332)

Net assets acquired	14,236

Customer relationships	1,530
Developed technology	3,230
Intellectual property	930
Trade names	270
Goodwill	3,492

Total purchase price	$23,688

During the fourth quarter of 2011, the purchase price and purchase price allocation were adjusted for our final valuations. The adjustments resulted in a decrease to the goodwill recognized in the transaction.

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

The goodwill of $3.5 million generated from this acquisition is primarily related to expected synergies and was assigned to our Enterprise Networks division. The goodwill will not be deductible for U.S. federal income tax purposes.

For the year ended December 31, 2011, we incurred acquisition related expenses and amortization of acquired intangibles of $1.7 million related to this acquisition.

Note 3 – Stock Incentive Plans

Stock Incentive Program Descriptions

Our Board of Directors adopted the 1996 Employee Incentive Stock Option Plan (1996 Plan) effective February 14, 1996, as amended, under which 17.0 million shares of common stock were authorized for issuance to certain employees and officers through incentive stock options and non-qualified stock options. Options granted under the 1996 Plan typically become exercisable beginning after one year of continued employment, normally pursuant to a four or five-year vesting schedule beginning on the first anniversary of the grant date, and have a ten-year contractual term. The 1996 Plan expired February 14, 2006, and expiration dates of options outstanding at December 31, 2011 under the 1996 Plan range from 2012 to 2015.

On January 23, 2006, the Board of Directors adopted the 2006 Employee Stock Incentive Plan (2006 Plan), which authorizes 13.0 million shares of common stock for issuance to certain employees and officers through incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock and restricted stock units. The 2006 Plan was adopted by stockholder approval at our annual meeting of stockholders held on May 9, 2006. Options granted under the 2006 Plan typically become exercisable beginning after one year of continued employment, normally pursuant to a four-year vesting schedule beginning on the first anniversary of the grant date, and have a ten-year contractual term. Expiration dates of options outstanding at December 31, 2011 under the 2006 Plan range from 2016 to 2021.

Our stockholders approved the 2010 Directors Stock Plan (2010 Directors Plan) on May 5, 2010, under which 0.5 million shares of common stock have been reserved. This plan replaces the 2005 Directors Stock Option Plan. The 2010 Directors Plan provides that the Company may issue stock options, restricted stock and restricted stock units to our non-employee directors. Stock awards issued under the 2010 Directors Plan normally become vested in full on the first anniversary of the grant date. Options issued under the 2010 Directors Plan have a ten-year contractual term. We currently also have options outstanding under the 1995 Directors Plan, as amended, and the 2005 Directors Plan. Expiration dates of options outstanding under both plans at December 31, 2011 range from 2012 to 2020.

The following table is a summary of our stock options outstanding as of December 31, 2010 and 2011 and the changes that occurred during 2011:

	September 30,	September 30,	September 30,	September 30,
(In thousands, except per share amounts)	Number of Options	Weighted Average Exercise Price	Weighted Avg. Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options outstanding, December 31, 2010	6,234	$23.09	6.21	$81,561

Options granted	1,031	$30.42
Options cancelled/forfeited	(87)	$26.32
Options exercised	(1,778)	$19.36

Options outstanding, December 31, 2011	5,400	$25.66	6.78	$27,270

Options exercisable, December 31, 2011	3,054	$23.49	5.20	$21,042

The following table further describes our stock options outstanding as of December 31, 2011:

	September 30,	September 30,	September 30,	September 30,	September 30,
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding at 12/31/11 (In thousands)	Weighted Avg. Remaining Contractual Life in Years	Weighted Average Exercise Price	Options Exercisable at 12/31/10 (In thousands)	Weighted Average Exercise Price
$ 8.70 - $23.46	2,806	5.98	$20.30	2,135	$20.16
$23.47 - $30.04	473	4.66	$29.13	421	$29.29
$30.05 - $33.33	1,262	7.96	$30.77	279	$32.18
$33.34 - $41.92	859	8.81	$33.79	219	$33.80

	5,400			3,054

All of the options above were issued at exercise prices that approximate fair market value at the date of grant. At December 31, 2011, 8.0 million options were available for grant under the shareholder approved plans.

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (the difference between ADTRAN’s closing stock price on the last trading day of 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2011. The amount of aggregate intrinsic value will change based on the fair market value of ADTRAN’s stock.

The total pre-tax intrinsic value of options exercised during 2011, 2010 and 2009 was $39.8 million, $20.3 million and $5.3 million, respectively. The fair value of options fully vesting during 2011, 2010 and 2009 was $7.3 million, $6.9 million and $7.1 million, respectively.

Restricted Stock Program Description

On November 6, 2008, the Compensation Committee of the Board of Directors approved the Performance Shares Agreement under the 2006 Plan which sets forth the terms and conditions of awards of performance-based restricted stock units (RSUs). Of the 13.0 million shares of common stock authorized for issuance under the 2006 Plan, we may grant up to 5.0 million shares of common stock for issuance to certain employees and officers for awards other than stock options, which would include RSUs. Under a proposal that was approved by the Board of Directors and shareholders at the 2010 annual meeting, the number of shares available for awards other than stock options under all stock plans was reduced to 3.3 million. The number of shares of common stock earned by a recipient pursuant to the RSUs is subject to a market condition based on ADTRAN’s relative total shareholder return against a peer group (2009 grant) or against all companies in the NASDAQ Telecommunications Index (2010 and 2011 grant) at the end of a three-year performance period. Depending on the relative total shareholder return over the performance period, the recipient may earn from 0% to 150% of the shares underlying the RSUs, with the shares earned distributed upon the vesting of the RSUs at the end of the three-year performance period. The fair value of the award is based on the market price of our common stock on the date of grant, adjusted for the expected outcome of the impact of market conditions using a Monte Carlo Simulation valuation method. A portion of the granted RSUs also vest and the underlying shares become deliverable upon the death or disability of the recipient or upon a change of control of ADTRAN, as defined by the 2006 Plan. The recipients of the RSUs receive dividend credits based on the shares of common stock underlying the RSUs. The dividend credits are vested and earned in the same manner as the RSUs and will be paid in cash upon the issuance of common stock for the RSUs.

The following table is a summary of our RSUs and restricted stock outstanding as of December 31, 2010 and 2011 and the changes that occurred during 2011:

	September 30,	September 30,
(In thousands, except per share amounts)	Number of shares	Weighted Average Grant Date Fair Value
Unvested RSUs and restricted stock outstanding, December 31, 2010	87	$28.46
RSUs and restricted stock granted	39	$36.09
RSUs and restricted stock vested	(49)	$22.36
RSUs and restricted stock cancelled/forfeited	—	$—
Adjustments to shares granted due to shares earned at vesting	13	$17.05

Unvested RSUs and restricted stock outstanding, December 31, 2011	90	$34.21

As of December 31, 2011, there was approximately $2.2 million of total unamortized compensation cost related to the non-vested portion of RSUs and restricted stock granted, which will be recognized on a straight-line basis over the remainder of the three-year performance period for RSUs and over the remainder of the one-year vesting period for restricted stock.

Valuation and Expense Information

We use the Black-Scholes option pricing model (Black-Scholes Model) for the purpose of determining the estimated fair value of stock option awards on the date of grant. The Black-Scholes Model requires the input of certain assumptions that involve judgment. Because our stock options have characteristics significantly different from those of traded options, and because changes in the input assumptions can materially affect the fair value estimate, existing models may not provide reliable measures of fair value of our stock options. We use a Monte Carlo Simulation valuation method to value our performance-based RSUs. The fair value of restricted stock issued is equal to the closing price of our stock on the date of grant. We will continue to assess the assumptions and methodologies used to calculate the estimated fair value of stock-based compensation. If circumstances change, and additional data becomes available over time, we may change our assumptions and methodologies, which may materially impact our fair value determination.

The following table summarizes stock-based compensation expense related to stock options, RSUs and restricted stock under the Stock Compensation Topic of the FASB ASC for the years ended December 31, 2011, 2010 and 2009, which was recognized as follows:

	September 30,	September 30,	September 30,
(In thousands)	2011	2010	2009

Stock-based compensation expense included in cost of sales	$412	$317	$268

Selling, general and administrative expense	4,316	3,575	3,039
Research and development expense	4,441	3,825	3,680

Stock-based compensation expense included in operating expenses	8,757	7,400	6,719

Total stock-based compensation expense	9,169	7,717	6,987
Tax benefit for expense associated with non-qualified options	(1,321)	(650)	(634)

Total stock-based compensation expense, net of tax	$7,848	$7,067	$6,353

At December 31, 2011, total compensation cost related to non-vested stock options, RSUs and restricted stock not yet recognized was approximately $21.9 million, which is expected to be recognized over an average remaining recognition period of 2.9 years.

The stock option pricing model requires the use of several significant assumptions that impact the fair value estimate. These variables include, but are not limited to, the volatility of our stock price and employee exercise behaviors. The assumptions and variables used for the current period grants were developed based on guidance in the Stock Compensation Topic of the FASB ASC. There were no material changes made during 2011 to the methodology used to determine our assumptions.

The weighted-average estimated fair value of stock options granted to employees and directors during the twelve months ended December 31, 2011, 2010 and 2009 was $9.53 per share, $11.69 per share and $8.11 per share, respectively, with the following weighted-average assumptions:

	September 30,	September 30,	September 30,
	2011	2010	2009
Expected volatility	38.32%	39.57%	41.86%
Risk-free interest rate	1.01%	1.35%	2.29%
Expected dividend yield	1.19%	1.08%	1.55%
Expected life (in years)	5.15	5.78	5.10

We based our estimate of expected volatility for the 12 months ended December 31, 2011, 2010 and 2009 on the sequential historical daily trading data of our common stock for a period equal to the expected life of the options granted. The selection of the historical volatility method was based on available data indicating our historical volatility is as equally representative of our future stock price trends as is our implied volatility. We have no reason to believe the future volatility of our stock price is likely to differ from its past volatility.

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

The RSU pricing model also requires the use of several significant assumptions that impact the fair value estimate. The estimated fair value of the RSUs granted to employees in 2011, 2010 and 2009 was $38.73 per share, $39.21 per share and $26.65 per share, respectively, with the following assumptions:

	September 30,	September 30,	September 30,
	2011	2010	2009
Expected volatility	39.32%	40.82%	41.41%
Risk-free interest rate	0.37%	0.51%	1.40%
Expected dividend yield	1.08%	1.07%	1.53%

Stock-based compensation expense recognized in our Consolidated Statements of Income for the 12 months ended December 31, 2011, 2010 and 2009 is based on RSUs and options ultimately expected to vest, and has been reduced for estimated forfeitures. Estimates for forfeiture rates are based upon historical experience and are evaluated quarterly. We expect our forfeiture rate for stock option awards to be approximately 1.6% annually. We estimated a 0% forfeiture rate for our RSUs and restricted stock due to the limited number of recipients and historical experience for these awards.

Note 4 – Investments

We classify our investments as available-for-sale. At December 31, 2011, we held the following securities and investments, recorded at either fair value or cost.

	September 30,	September 30,	September 30,	September 30,
	Amortized	Gross Unrealized		Fair Value / Carrying
(In thousands)	Cost	Gains	Losses	Value

Deferred compensation plan assets	$7,994	$119	$(401)	$7,712
Corporate bonds	159,077	181	(2,505)	156,753
Municipal fixed-rate bonds	174,300	579	(53)	174,826
Municipal variable rate demand notes	69,660	—	—	69,660
Fixed income bond fund	527	194	—	721
Marketable equity securities	12,771	19,098	(559)	31,310

Available-for-sale securities held at fair value	$424,329	$20,171	$(3,518)	$440,982

Restricted investment held at cost				48,250
Other investments held at cost				2,123

Total carrying value of available-for-sale investments				$491,355

At December 31, 2010, we held the following securities and investments, recorded at either fair value or cost.

	September 30,	September 30,	September 30,	September 30,
	Amortized	Gross Unrealized		Fair Value / Carrying
(In thousands)	Cost	Gains	Losses	Value

Deferred compensation plan assets	$3,483	$770	$(7)	$4,246
Corporate bonds	126,671	630	(229)	127,072
Municipal fixed-rate bonds	71,212	268	(13)	71,467
Municipal variable rate demand notes	116,745	—	—	116,745
Fixed income bond fund	526	220	—	746
Marketable equity securities	11,486	36,657	(133)	48,010

Available-for-sale securities held at fair value	$330,123	$38,545	$(382)	$368,286

Restricted investment held at cost				48,250
Other investments held at cost				2,103

Total carrying value of available-for-sale investments				$418,639

At December 31, 2011 and 2010, we held $7.7 million and $4.2 million, respectively, of deferred compensation plan assets, carried at fair value.

At December 31, 2011 and 2010, we held $156.8 million and $127.1 million, respectively, of corporate bonds. These bonds are classified as available-for-sale and had an average duration of 0.8 years at December 31, 2011. At December 31, 2011, approximately 1% of our corporate bond portfolio had a credit rating of AAA, 11% had a credit rating of AA, 50% had a credit rating of A, and 38% had a credit rating of BBB.

At December 31, 2011 and 2010, we held $174.8 million and $71.5 million, respectively, of municipal fixed-rate bonds. These bonds are classified as available-for-sale investments and had an average duration of 1.3 years at December 31, 2011. At December 31, 2011, approximately 19% of our municipal fixed-rate bond portfolio had a credit rating of AAA, 64% had a credit rating of AA, 15% had a credit rating of A, and 2% had a credit rating of BBB. Because our bond portfolio has a high quality rating and contractual maturities of a short duration, we are able to obtain prices for these bonds derived from observable market inputs, or for similar securities traded in an active market, on a daily basis.

As of December 31, 2011, corporate and municipal fixed-rate bonds had the following contractual maturities:

	September 30,	September 30,
(In thousands)	Corporate bonds	Municipal fixed-rate bonds
Less than one year	$10,093	$79,592
One to two years	54,245	64,001
Two to three years	92,415	18,990
Three to five years	—	12,243

Total	$156,753	$174,826

At December 31, 2011 and 2010, we held $69.7 million and $116.7 million, respectively, of municipal variable rate demand notes, all of which were classified as available-for-sale short-term investments. At December 31, 2011, 18% of our municipal variable rate demand notes had a credit rating of AAA, 58% had a credit rating of AA, 24% had a credit rating of A, and all contained put options of seven days. Despite the long-term nature of their stated contractual maturities, we routinely buy and sell these securities and we believe that we have the ability to quickly liquidate them. Our investments in these securities are recorded at fair value, and the interest rates reset every seven days. We believe we have the ability to sell our variable rate demand notes to the remarketing agent, tender agent or issuer at par value plus accrued interest in the event we decide to liquidate our investment in a particular variable rate demand note. At December 31, 2011, approximately 34% of our variable rate demand notes were supported by letters of credit from banks that we believe to be in good financial condition. The remaining 66% of our variable rate demand notes were supported by standby purchase agreements. As a result of these factors, we had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from these investments. All income generated from these investments was recorded as interest income. We have not been required to record any losses relating to municipal variable rate demand notes.

At December 31, 2011 and 2010, we held $0.7 million of a fixed income bond fund. This bond fund had unrealized gains of $0.2 million at December 31, 2011 and 2010.

At December 31, 2011, we held $31.3 million of marketable equity securities, including a single security, of which we held 1.1 million shares, carried at a fair value of $17.3 million. We sold 0.5 million shares of this security during the 12 months ended December 31, 2011. The sales resulted in proceeds of $9.2 million and a realized gain of $9.1 million. This single security traded approximately 0.8 million shares per day in 2011, in an active market on a European stock exchange. This single security comprises $16.9 million of the gross unrealized gains included in the fair value of our marketable equity securities at December 31, 2011. The remaining $2.2 million of gross unrealized gains and $0.6 million of gross unrealized losses at December 31, 2011 were spread amongst more than 400 equity securities. At December 31, 2010, we held $48.0 million of marketable equity securities, including the single security mentioned above, of which we held 1.5 million shares, carried at a fair value of $34.2 million. This single security comprised $33.7 million of the gross unrealized gains included in the fair value of our marketable equity securities at December 31, 2010. The remaining $3.0 million of unrealized gains and $0.1 million of gross unrealized losses at December 31, 2010 were spread amongst more than 415 equity securities.

At December 31, 2011 and 2010, we held a $48.3 million restricted certificate of deposit, which is carried at cost. This investment serves as a collateral deposit against the principal amount outstanding under loans made to ADTRAN pursuant to an Alabama State Industrial Development Authority revenue bond (the Bond). At December 31, 2011, the estimated fair value of the Bond was approximately $46.9 million, based on a debt security with a comparable interest rate and maturity and a Standard & Poor’s credit rating of A+. We have the right to set-off the balance of the Bond with the collateral deposit in order to reduce the balance of the indebtedness. For more information on the Bond, see Note 8 of Notes to Consolidated Financial Statements.

At December 31, 2011 and 2010, we held $2.1 million of other investments carried at cost, consisting of interests in two private equity funds and an investment in a privately held telecommunications equipment manufacturer. The fair value of these investments was estimated to be approximately $10.0 million at December 31, 2011, based on unobservable inputs including information supplied by the company and the fund managers. We have committed to invest up to an aggregate of $7.9 million in the two private equity funds, and we have contributed $8.4 million as of December 31, 2011, of which $7.7 million has been applied toward these commitments. As of December 31, 2011 we have received distributions related to these two private equity funds of $8.8 million, of which $2.2 million was recorded as investment income. These investments are carried at cost, net of distributions, with distributions in excess of our investment recorded as investment income. The duration of each of these commitments is ten years with $0.1 million expiring in 2013 and $0.1 million expiring in 2012. We have not been required to record any impairment losses related to these investments during the years ended December 31, 2011, 2010 or 2009.

Our investment policy provides limitations for issuer concentration, which limits, at the time of purchase, the concentration in any one issuer to 5% of the market value of our total investment portfolio.

We review our investment portfolio for potential “other-than-temporary” declines in value on an individual investment basis. We assess, on a quarterly basis, significant declines in value which may be considered other-than-temporary and, if necessary, recognize and record the appropriate charge to write-down the carrying value of such investments. In making this assessment, we take into consideration qualitative and quantitative information, including but not limited to the following: the magnitude and duration of historical declines in market prices, credit rating activity, assessments of liquidity, public filings, and statements made by the issuer. We generally begin our identification of potential other-than-temporary impairments by reviewing any security with a fair value that has declined from its original or adjusted cost basis by 25% or more for six or more consecutive months. We then evaluate the individual security based on the previously identified factors to determine the amount of the write-down, if any. As a result of our review, we recorded an other-than-temporary impairment charge of $36 thousand during the fourth quarter of 2011. For each of the years ended December 31, 2011, 2010 and 2009 we recorded a charge of $68 thousand, $43 thousand and $2.9 million, respectively, related to the other-than-temporary impairment of certain marketable equity securities, a fixed income bond fund and deferred compensation plan assets.

Realized gains and losses on sales of securities are computed under the specific identification method. The following table presents gross realized gains and losses related to our investments.

	September 30,	September 30,	September 30,
Year Ended December 31, (In thousands)	2011	2010	2009
Gross realized gains	$13,641	$12,191	$1,978
Gross realized losses	$(1,187)	$(1,183)	$(3,275)

The following table presents the breakdown of investments with unrealized losses at December 31, 2011.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Continuous Unrealized Loss Position for Less than 12 Months		Continuous Unrealized Loss Position for 12 Months or Greater		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Deferred compensation plan assets	$5,655	$(401)	$—	$—	$5,655	$(401)
Corporate bonds	112,345	(2,505)	—	—	112,345	(2,505)
Municipal fixed-rate bonds	20,076	(53)	—	—	20,076	(53)
Marketable equity securities	4,418	(543)	48	(16)	4,466	(559)

Total	$142,494	$(3,502)	$48	$(16)	$142,542	$(3,518)

The following table presents the breakdown of investments with unrealized losses at December 31, 2010.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Continuous Unrealized Loss Position for Less than 12 Months		Continuous Unrealized Loss Position for 12 Months or Greater		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Deferred compensation plan assets	$338	$(7)	$—	$—	$338	$(7)
Corporate bonds	32,326	(229)	—	—	32,326	(229)
Municipal fixed-rate bonds	5,869	(13)	—	—	5,869	(13)
Marketable equity securities	2,021	(107)	176	(26)	2,197	(133)

Total	$40,554	$(356)	$176	$(26)	$40,730	$(382)

The increase in unrealized losses during 2011, as reflected in the table above, is primarily due to credit yield spreads widening during the second half of 2011 primarily impacting our corporate bonds. At December 31, 2011, a total of 128 of our marketable equity securities were in an unrealized loss position.

In accordance with the Fair Value Measurements and Disclosures Topic of the FASB ASC, we have categorized our cash equivalents held in money market funds and our investments held at fair value into a three-level fair value hierarchy based on the priority of the inputs to the valuation technique for the cash equivalents and investments as follows: Level 1—Values based on unadjusted quoted prices for identical assets or liabilities in an active market; Level 2—Values based on quoted prices in markets that are not active or model inputs that are observable either directly or indirectly; Level 3—Values based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs include information supplied by investees.

	September 30,	September 30,	September 30,	September 30,
	Fair Value Measurements at December 31, 2011 Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$13,696	$13,696	$—	$—

Available-for-sale securities
Deferred compensation plan assets	7,712	7,712	—	—
Available-for-sale debt securities
Corporate bonds	156,753	—	156,753	—
Municipal fixed-rate bonds	174,826	—	174,826	—
Municipal variable rate demand notes	69,660	—	69,660	—
Fixed income bond fund	721	721	—	—
Available-for-sale marketable equity securities
Marketable equity securities – technology industry	18,743	18,743	—	—
Marketable equity securities – other	12,567	12,567	—	—

Available-for-sale securities	440,982	39,743	401,239	—

Total	$454,678	$53,439	$401,239	$—

	Fair Value Measurements at December 31, 2010 Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$14,532	$14,532	$—	$—

Available-for-sale securities
Deferred compensation plan assets	4,246	4,246	—	—
Available-for-sale debt securities
Corporate bonds	127,072	—	127,072	—
Municipal fixed-rate bonds	71,467	—	71,467	—
Municipal variable rate demand notes	116,745	—	116,745	—
Fixed income bond fund	746	746	—	—
Available-for-sale marketable equity securities
Marketable equity securities – technology industry	35,596	35,596	—	—
Marketable equity securities – other	12,414	12,414	—	—

Available-for-sale securities	368,286	53,002	315,284	—

Total	$382,818	$67,534	$315,284	$—

As of December 31, 2011 and 2010, the fair value of the investments in available-for-sale Level 2 corporate bonds and municipal fixed-rate bonds was $331.6 million and $198.5 million, respectively. The fair value of these securities is calculated using a weighted average market price for each security. Market prices are obtained from a variety of industry standard data providers, security master files from large financial institutions, and other third-party sources. These multiple market prices are used as inputs into a distribution-curve-based algorithm to determine the daily market value of each security.

As of December 31, 2011 and 2010, the fair value of the investments in available-for-sale Level 2 municipal variable rate demand notes was $69.7 million and $116.7 million, respectively. These securities have a structure that implies a standard expected market price. The frequent interest rate resets make it reasonable to expect the price to stay at par. These securities are priced at the expected market price.

Note 5 – Inventory

At December 31, 2011 and 2010, inventory was comprised of the following:

	September 30,	September 30,
(In thousands)	2011	2010
Raw materials	$44,588	$43,897
Work in process	3,954	2,871
Finished goods	39,258	27,506

Total	$87,800	$74,274

We establish reserves for estimated excess, obsolete, or unmarketable inventory equal to the difference between the cost of the inventory and the estimated fair value of the inventory based upon assumptions about future demand and market conditions. At December 31, 2011 and 2010, raw materials reserves totaled $7.9 million and $7.3 million, respectively, and finished goods inventory reserves totaled $1.5 million and $1.6 million, respectively.

Note 6 – Property, Plant and Equipment

At December 31, 2011 and 2010, property, plant and equipment were comprised of the following:

	September 30,	September 30,
(In thousands)	2011	2010
Land	$4,263	$4,263
Building and land improvements	16,857	15,507
Building	68,479	68,479
Furniture and fixtures	16,433	16,130
Computer hardware and software	64,053	61,898
Engineering and other equipment	91,232	83,946

Total Property, Plant and Equipment	261,317	250,223
Less accumulated depreciation	(186,022)	(176,237)

Total Property, Plant and Equipment (net)	$75,295	$73,986

Depreciation expense was $10.8 million, $10.2 million and $10.0 million in 2011, 2010 and 2009, respectively.

Note 7 – Goodwill and Intangible Assets

The changes in the carrying value of goodwill, all of which is included in our Enterprise Networks division, for the year ended December 31, 2011 are as follows:

September 30,
(In thousands)
Balance, December 31, 2010	$—
Acquisitions	3,492
Impairment losses	—

Balance, December 31, 2011	$3,492

Balance as of December 31, 2011:
Goodwill	$3,492
Accumulated impairment losses	—

Total goodwill	$3,492

We evaluate the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. When evaluating whether goodwill is impaired, we compare the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, then the amount of the impairment loss is measured. There were no impairment losses during 2011.

The following table presents our intangible assets as of December 31, 2011 and 2010. Intangible assets are included in other assets in the accompanying Consolidated Balance Sheets and include intangible assets acquired with our acquisitions of Objectworld Communications Corporation on September 15, 2009 and Bluesocket, Inc. on August 4, 2011.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	December 31, 2011			December 31, 2010
(In thousands)	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Customer relationships	$1,623	$(194)	$1,429	$93	$(60)	$33
Developed technology	3,230	(303)	2,927	—	—	—
Intellectual property	2,340	(525)	1,815	1,410	(260)	1,150
Trade names	270	(28)	242	—	—	—

Total	$7,463	$(1,050)	$6,413	$1,503	$(320)	$1,183

Amortization expense was $0.7 million, $0.4 million and $0.1 million in 2011, 2010 and 2009, respectively.

As of December 31, 2011, the estimated future amortization expense of intangible assets is as follows:

September 30,
(In thousands)	Amount
2012	$1,221
2013	1,271
2014	1,120
2015	1,018
2016	781
Thereafter	1,002

Total	$6,413

Note 8 – Alabama State Industrial Development Authority Financing and Economic Incentives

In conjunction with an expansion of our Huntsville, Alabama, facility, we were approved for participation in an incentive program offered by the State of Alabama Industrial Development Authority (the “Authority”). Pursuant to the program, on January 13, 1995, the Authority issued $20.0 million of its taxable revenue bonds and loaned the proceeds from the sale of the bonds to ADTRAN. The bonds were originally purchased by AmSouth Bank of Alabama, Birmingham, Alabama (the “Bank”). Wachovia Bank, N.A., Nashville, Tennessee (formerly First Union National Bank of Tennessee) (the “Bondholder”), which was acquired by Wells Fargo & Company on December 31, 2008, purchased the original bonds from the Bank and made further advances to the Authority, bringing the total amount outstanding to $50.0 million. An Amended and Restated Taxable Revenue Bond (“Amended and Restated Bond”) was issued and the original financing agreement was amended. The Amended and Restated Bond bears interest, payable monthly. The interest rate is 5% per annum. The Amended and Restated Bond matures on January 1, 2020. The estimated fair value of the bond at December 31, 2011 was approximately $46.9 million, based on a debt security with a comparable interest rate and maturity and a Standard & Poor’s credit rating of A+. We are required to make payments to the Authority in amounts necessary to pay the principal of and interest on the Amended and Restated Bond. Included in long-term investments at December 31, 2011 is $48.3 million which is invested in a restricted certificate of deposit. These funds serve as a collateral deposit against the principal of this bond, and we have the right to set-off the balance of the Bond with the collateral deposit in order to reduce the balance of the indebtedness. In conjunction with this program, we are eligible to receive certain economic incentives from the state of Alabama that reduce the amount of payroll withholdings that we are required to remit to the state for those employment positions that qualify under the program. For the years ended December 31, 2011, 2010 and 2009, we realized economic incentives related to payroll withholdings totaling $1.9 million, $1.5 million and $1.5 million, respectively.

Due to continued positive cash flow from operating activities, we made a business decision in 2006 to begin an early partial redemption of the Bond. We made principal payments of $1.0 million and $0.3 million for the years ended December 31, 2011 and 2010, respectively. It is our intent to make annual principal payments in addition to the interest amounts that are due. In connection with this decision, $0.5 million of the bond debt has been reclassified to a current liability in accounts payable in the Consolidated Balance Sheets at December 31, 2011 and 2010.

Note 9 – Income Taxes

A summary of the components of the provision for income taxes as of December 31, 2011, 2010 and 2009 is as follows:

	September 30,	September 30,	September 30,
(In thousands)	2011	2010	2009
Current
Federal	$59,813	$49,144	$30,756
State	7,177	6,380	3,615

Total Current	66,990	55,524	34,371
Deferred tax expense (benefit)	575	(1,324)	(1,024)

Total Provision for Income Taxes	$67,565	$54,200	$33,347

The effective income tax rate differs from the federal statutory rate due to the following:

	September 30,	September 30,	September 30,
	2011	2010	2009
Tax provision computed at the federal statutory rate	35.00%	35.00%	35.00%
State income tax provision, net of federal benefit	3.19	3.33	3.68
Federal research credits	(2.50)	(2.90)	(3.37)
Tax-exempt income	(0.27)	(0.46)	(1.05)
State tax incentives	(0.90)	(0.86)	(1.36)
Stock-based compensation	0.03	0.34	1.64
Domestic production activity deduction	(1.84)	(2.37)	(3.33)
Other, net	0.07	0.15	(0.21)

Effective Tax Rate	32.78%	32.23%	31.00%

Deferred income taxes on the balance sheet result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The principal components of our current and non-current deferred taxes are as follows:

	September 30,	September 30,
(In thousands)	2011	2010
Current deferred tax assets
Accounts receivable	$4	$61
Inventory	6,709	6,032
Accrued expenses	5,412	4,524

Total Current Deferred Tax Assets	12,125	10,617

Non-current deferred tax assets
Accrued expenses	113	102
Deferred compensation	3,177	1,539
Stock-based compensation	3,808	3,542
State tax and interest expense	947	861
Foreign loss and state credit carry-forwards	7,891	5,988
Federal loss and research carry-forwards	14,778	—
Valuation allowance	(7,585)	(5,627)

Total Non-current Deferred Tax Assets	23,129	6,405

Total Deferred Tax Assets	$35,254	$17,022

Non-current deferred tax liabilities
Accumulated depreciation	$(7,081)	$(4,782)
Intellectual property	(2,594)	—
Investments	(5,109)	(11,973)

Total Non-current Deferred Tax Liabilities	$(14,784)	$(16,755)

Net Deferred Tax Assets	$20,470	$267

At December 31, 2011 and 2010, non-current deferred tax liabilities and non-current deferred tax assets, respectively, related to investments reflect deferred taxes on unrealized gains and losses on available-for-sale investments. The net change in non-current deferred taxes associated with these investments, a deferred tax benefit of $7.8 million in 2011 and a deferred tax provision of $4.6 million in 2010, is recorded as an adjustment to other comprehensive income, presented in the Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income.

We have deferred tax assets for both foreign and domestic loss, unamortized research and development cost and state credit carry-forwards of $22.7 million which will expire between 2012 and 2030. These carry-forwards were caused by tax credits in excess of our annual tax liabilities to an individual state where we no longer generate sufficient state income, net operating loss carry-forwards acquired through the acquisition of a foreign entity and net operating losses and research and development cost acquired through the acquisition of a domestic entity. In accordance with the Income Taxes Topic of the FASB ASC, we believe it is more likely than not that we will not realize the full benefits of the deferred tax asset arising from these losses and credits, and accordingly, have provided a valuation allowance against these assets. We do not provide for U.S. income tax on undistributed earnings of our foreign operations, whose earnings are intended to be permanently reinvested. For years ended December 31, 2011, 2010 and 2009, foreign profits before income taxes were not material.

During 2011, 2010 and 2009, we recorded an income tax benefit of $10.5 million, $4.9 million and $1.5 million, respectively, as an adjustment to equity in accordance with the Stock Compensation Topic of the FASB ASC. This deduction is calculated on the difference between the exercise price of stock option exercises and the market price of the underlying common stock upon exercise.

The change in the unrecognized income tax benefits for 2011, 2010 and 2009 is reconciled below:

	September 30,	September 30,	September 30,
(In thousands)	2011	2010	2009
Balance at beginning of period	$2,593	$2,919	$2,775
Increases for tax position related to:
Prior years	—	197	390
Current year	840	818	610
Decreases for tax positions related to:
Prior years	(92)	(16)	(1)
Settlements with taxing authorities	(354)	(630)	(413)
Expiration of applicable statute of limitations	(17)	(695)	(442)

Balance at end of period	$2,970	$2,593	$2,919

As of December 31, 2011, 2010, and 2009, our total liability for unrecognized tax benefits was $3.0 million, $2.6 million, and $2.9 million, respectively, of which $2.4 million, $2.0 million, and $2.3 million, respectively, would reduce our effective tax rate if we were successful in upholding all of the uncertain positions and recognized the amounts recorded. We classify interest and penalties recognized on the liability for unrecognized tax benefits as income tax expense. As of December 31, 2011, 2010 and 2009, the balances of accrued interest and penalties were $1.2 million, $1.0 million and $1.2 million, respectively.

We do not anticipate a single tax position generating a significant increase or decrease in our liability for unrecognized tax benefits within 12 months of this reporting date. We file income tax returns in the U.S. federal and various state jurisdictions and several foreign jurisdictions. We have been audited by the Internal Revenue Service and the state of Alabama through the 2007 tax year. Generally, we are not subject to changes in income taxes by any taxing jurisdiction for the years prior to 2008.

Note 10 – Employee Benefit Plans

401(k) Savings Plan

We maintain the ADTRAN, Inc. 401(k) Retirement Plan (Savings Plan) for the benefit of our eligible employees. The Savings Plan is intended to qualify under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended (Code), and is intended to be a “safe harbor” 401(k) plan under Code Section 401(k)(12). The Savings Plan allows employees to save for retirement by contributing part of their compensation to the plan on a tax-deferred basis. The Savings Plan also requires us to contribute a “safe harbor” amount each year. We match up to 4% of employee contributions (100% of an employee’s first 3% of contributions and 50% of their next 2% of contributions), beginning on the employee’s one year anniversary date. In calculating our matching contribution, we only use compensation up to the statutory maximum under the Code ($245 thousand for 2011). All contributions under the Savings Plan are 100% vested. Expenses recorded for employer contributions and plan administration costs for the Savings Plan amounted to approximately $4.3 million, $4.6 million and $4.2 million in 2011, 2010 and 2009, respectively.

Deferred Compensation Plans

We maintain the ADTRAN, Inc. Deferred Compensation Plan (Deferred Compensation Plan). This plan is offered as a supplement to our tax-qualified 401(k) plan and is available to certain executive management employees who have been designated by our Board of Directors. The deferred compensation plan allows participants to defer all or a portion of certain specified bonuses and up to 25% of remaining cash compensation, and permits us to make matching contributions on a discretionary basis, without the limitations that apply to the 401(k) plan. To date, we have not made any matching contributions under this plan.

We also maintain the ADTRAN, Inc. Equity Deferral Program for Employees for the purpose of providing deferred compensation for certain executive management employees. Participants may elect to defer all or a portion of their vested Performance Share awards to the Plan. Such deferrals shall continue to be held and deemed to be invested in shares of ADTRAN stock unless and until the amounts are distributed or such deferrals are moved to another deemed investment pursuant to an election made by the Participant.

We have set aside the plan assets for both plans in a rabbi trust (Trust) and all contributions are credited to bookkeeping accounts for the participants. The Trust assets are subject to the claims of our creditors in the event of bankruptcy or insolvency. The assets of the Trust are deemed to be invested in pre-approved mutual funds as directed by each participant, and the participant’s bookkeeping account is credited with the earnings and losses attributable to those investments. Benefits are scheduled to be distributed six months after termination of employment in a single lump sum payment or annual installments paid over a three or ten year term. Distributions will be made on a pro rata basis from each of the hypothetical investments of the Participant’s account in cash. Any whole shares of ADTRAN, Inc. common stock that are distributed will be distributed in-kind.

Assets of the Trust are deemed invested in mutual funds that cover an investment spectrum ranging from equities to money market instruments. These mutual funds are publicly quoted and reported at fair value. The fair value of the assets held by the Trust and the amounts payable to the plan participants are as follows:

	September 30,	September 30,
(In thousands)	2011	2010
Fair Value of Plan Assets
Long-term Investments	$7,710	$4,246

Total Fair Value of Plan Assets	$7,710	$4,246

Amounts Payable to Plan Participants
Non-current Liabilities	$7,710	$4,246

Total Amounts Payable to Plan Participants	$7,710	$4,246

Interest and dividend income of the Trust have been included in interest and dividend income in the accompanying 2011, 2010 and 2009 Consolidated Statements of Income. Changes in the fair value of the plan assets held by the Trust have been included in accumulated other comprehensive income in the accompanying 2011 and 2010 Consolidated Balance Sheets. Changes in the fair value of the deferred compensation liability are included as selling, general and administrative expense in the accompanying 2011, 2010 and 2009 Consolidated Statements of Income. Based on the changes in the total fair value of the Trust’s assets, we recorded deferred compensation adjustments in 2011, 2010 and 2009 of $(0.2) million, $0.4 million and $0.6 million, respectively.

Retiree Medical Coverage

We provide medical, dental and prescription drug coverage to one retired former officer and his spouse, for his life, on the same terms as provided to our active officers, and to the spouse of a former deceased officer for up to 30 years. At December 31, 2011 and 2010, this liability totaled $0.2 million.

Note 11 – Segment Information and Major Customers

We operate in two reportable segments: (1) the Carrier Networks Division and (2) the Enterprise Networks Division. The accounting policies of the segments are the same as those described in the “Nature of Business and Summary of Significant Accounting Policies” (see Note 1) to the extent that such policies affect the reported segment information. We evaluate the performance of our segments based on gross profit; therefore, selling, general and administrative expense, research and development expenses, interest income and dividend income, interest expense, net realized investment gain/loss, other income/expense and provision for taxes are reported on an entity-wide basis only. There are no inter-segment revenues.

The following table presents information about the reported sales and gross profit of our reportable segments for each of the years ended December 31, 2011, 2010 and 2009. Asset information by reportable segment is not reported, since we do not produce such information internally.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,

Sales and Gross Profit by Market Segment	2011		2010		2009
(In thousands)	Sales	Gross Profit	Sales	Gross Profit	Sales	Gross Profit
Carrier Networks	$569,579	$327,813	$476,030	$283,310	$371,349	$219,681
Enterprise Networks	147,650	86,505	129,644	75,553	112,836	67,281

	$717,229	$414,318	$605,674	$358,863	$484,185	$286,962

Sales by Product

Our three major product categories are Carrier Systems, Business Networking and Loop Access.

Carrier Systems products are used by communications service providers to provide data, voice and video services to consumers and enterprises. The Carrier Systems category includes our broadband access products comprised of Total Access® 5000 multi-service access and aggregation platform products, Total Access 1100/1200 Series Fiber-To-The-Node (FTTN) products, Ultra Broadband Ethernet (UBE) and Digital Subscriber Line Access Multiplexer (DSLAM) products. Our broadband access products are used by service providers to deliver high-speed Internet access, Voice over Internet Protocol (VoIP), IP Television (IPTV), and/or Ethernet services from the central office or remote terminal locations to customer premises. The Carrier Systems category also includes our optical access products. These products consist of optical access multiplexers and transceivers including those used in our Optical Networking Edge (ONE) products, NetVanta 8000 series products, and our family of OPTI products. Optical access products are used to deliver higher bandwidth services, aggregate large numbers of low bandwidth services, or transport wavelength services across a fiber optic infrastructure. Total Access 1500 products, 303 concentrator products, M13 multiplexer products, and a number of mobile backhaul products are also included in the Carrier Systems product category.

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

The table below presents sales information by product category for the years ended December 31, 2011, 2010 and 2009:

	September 30,	September 30,	September 30,
(In thousands)	2011	2010	2009
Carrier Systems	$420,289	$289,314	$215,715
Business Networking	162,186	127,233	100,451
Loop Access	134,754	189,127	168,019

Total	$717,229	$605,674	$484,185

In addition, we identify subcategories of product revenues, which we divide into our core products and legacy products. Our core products consist of Broadband Access and Optical Access products (included in Carrier Systems) and Internetworking products (included in Business Networking) and our legacy products include HDSL products (included in Loop Access) and other products not included in the aforementioned core products.

The table below presents subcategory revenues for the years ended December 31, 2011, 2010 and 2009:

	September 30,	September 30,	September 30,
(In thousands)	2011	2010	2009
Core Products
Broadband Access (included in Carrier Systems)	$289,776	$176,116	$111,470
Optical Access (included in Carrier Systems)	82,535	66,206	60,596
Internetworking (NetVanta® & Multi-service Access Gateways) (included in Business Networking)	151,536	111,123	79,979

Total	$523,847	$353,445	$252,045
Legacy Products
HDSL (does not include T1) (included in Loop Access)	126,976	177,249	150,276
Other products (excluding HDSL)	66,406	74,980	81,864

Total	$193,382	$252,229	$232,140

Total	$717,229	$605,674	$484,185

Sales by Geographic Region

The following table presents sales information by geographic area for the years ended December 31, 2011, 2010 and 2009. International sales correlate to shipments with a non-U.S. destination.

	September 30,	September 30,	September 30,
(In thousands)	2011	2010	2009
United States	$632,795	$573,845	$456,402
International	84,434	31,829	27,783

Total	$717,229	$605,674	$484,185

Single customers comprising more than 10% of our revenue in 2011 included two customers at 25% and 10%, respectively. Single customers comprising more than 10% of our revenue in 2010 included three customers at 20%, 18%, and 11%, respectively. Single customers comprising more than 10% of our revenue in 2009 included three customers at 22%, 19%, and 11%, respectively. No other customer accounted for 10% or more of our sales in 2011, 2010 or 2009.

Sales to Major Service Providers amounted to approximately 72%, 72% and 69% of total sales during the years ended December 31, 2011, 2010 and 2009, respectively. In addition, a significant portion of our products are sold directly to distributors and certain value-added resellers, which accounted for approximately 26%, 26% and 28% of our revenue for each of the years ended December 31, 2011, 2010 and 2009, respectively.

As of December 31, 2011, long-lived assets, net totaled $75.3 million, which includes $73.9 million held in the United States and $1.4 million held outside the United States. As of December 31, 2010, long-lived assets, net totaled $74.0 million, which includes $73.0 million held in the United States and $1.0 million held outside the United States.

Note 12 – Commitments and Contingencies

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

We lease office space and equipment under operating leases which expire at various dates through 2016. As of December 31, 2011, future minimum rental payments under non-cancelable operating leases with original maturities of greater than 12 months are approximately as follows:

September 30,
(In thousands)
2012	$2,007
2013	1,207
2014	967
2015	710
2016	89

Total	$4,980

Rental expense was approximately $2.4 million, $1.8 million and $1.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Note 13 – Earnings per Share

A summary of the calculation of basic and diluted earnings per share (EPS) for the years ended December 31, 2011, 2010 and 2009 is as follows:

	September 30,	September 30,	September 30,
	Year Ended
(In thousands, except for per share amounts)	2011	2010	2009
Numerator
Net Income	$138,577	$113,989	$74,221

Denominator
Weighted average number of shares – basic	64,145	62,490	62,459
Effect of dilutive securities:
Stock options	1,236	1,355	887
Restricted stock and restricted stock units	35	34	10

Weighted average number of shares – diluted	65,416	63,879	63,356

Net income per share – basic	$2.16	$1.82	$1.19
Net income per share – diluted	$2.12	$1.78	$1.17

For each of the years ended December 31, 2011, 2010 and 2009, 1.2 million, 2.0 million and 3.5 million stock options were outstanding but were not included in the computation of that year’s diluted EPS because the options’ exercise prices were greater than the average market price of the common shares, therefore making them anti-dilutive under the treasury stock method.

Note 14 – Summarized Quarterly Financial Data (Unaudited)

The following table presents unaudited quarterly operating results for each of our last eight fiscal quarters. This information has been prepared on a basis consistent with our audited financial statements and includes all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the data.

Unaudited Quarterly Operating Results

(In thousands, except for per share amounts)

	September 30,	September 30,	September 30,	September 30,
Three Months Ended	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Net sales	$165,522	$184,227	$192,194	$175,286
Gross profit	$98,795	$106,827	$109,476	$99,220
Operating income	$45,606	$51,310	$51,107	$41,115
Net income	$34,258	$36,943	$36,213	$31,163
Earnings per common share	$0.53	$0.57	$0.57	$0.49
Earnings per common share assuming dilution (1)	$0.52	$0.56	$0.56	$0.48

	September 30,	September 30,	September 30,	September 30,
Three Months Ended	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Net sales	$127,027	$150,361	$162,957	$165,329
Gross profit	$75,328	$89,329	$97,299	$96,907
Operating income	$25,345	$38,617	$45,045	$44,857
Net income	$18,194	$27,751	$32,084	$35,960
Earnings per common share	$0.29	$0.45	$0.51	$0.57
Earnings per common share assuming dilution (1)	$0.29	$0.44	$0.50	$0.56

(1)	Assumes exercise of dilutive stock options calculated under the treasury stock method.

Note 15 – Related Party Transactions

We employ the law firm of our director emeritus for legal services. All bills for services rendered by this firm are reviewed and approved by our Chief Financial Officer. We believe that the fees for such services are comparable to those charged by other firms for services rendered to us. For the years ended 2011, 2010 and 2009, we incurred fees of $10 thousand per month for these legal services.

Note 16 – Subsequent Events

On January 17, 2012, the Board declared a quarterly cash dividend of $0.09 per common share to be paid to stockholders of record at the close of business on February 2, 2012. The quarterly dividend payment was $5.7 million and was paid on February 16, 2012. In July 2003, our Board of Directors elected to begin declaring quarterly dividends on our common stock considering the tax treatment of dividends and adequate levels of Company liquidity.

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

Information relating to nominees for director of ADTRAN and compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the captions “Proposal 1–Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance,” respectively, in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 9, 2012. Such information is incorporated herein by reference. The definitive Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2011. Information relating to the executive officers of ADTRAN, pursuant to Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K, is set forth at Part I, Item 4A of this report under the caption “Executive Officers of the Registrant.” This information is incorporated herein by reference.

Code of Ethics

We have adopted the ADTRAN, Inc. Code of Business Conduct and Ethics, which applies to all employees, officers and directors of ADTRAN. The Code of Business Conduct and Ethics meets the requirements of a “code of ethics” as defined by Item 406 of Regulation S-K, and applies to our Chief Executive Officer, Chief Financial Officer (who is both our principal financial and principal accounting officer), as well as all other employees, as indicated above. The Code of Business Conduct and Ethics also meets the requirements of a code of conduct under NASDAQ listing standards. The Code of Business Conduct and Ethics is posted on our website at www.adtran.com under the links “Investor Relations – Corporate Governance – ADTRAN Code of Business Conduct and Ethics.” We intend to disclose any amendments to the Code of Business Conduct and Ethics, as well as any waivers for executive officers or directors, on our website at www.adtran.com.

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

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Changes in Stockholders’ Equity and Other Comprehensive Income for the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009

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

Exhibit Number	Description

2.1*	Asset Sale and Purchase Agreement dated 11 December 2011 Regarding the Sale and Purchase of the NSN DSLAM, GPON and ACI Products and the Related Services Businesses.

3.1	Certificate of Incorporation, as amended (Exhibit 3.1 to ADTRAN’s Registration Statement on Form S-1, No. 33-81062 (the “Form S-1 Registration Statement”)).

3.2	Bylaws, as amended (Exhibit 3.1 to ADTRAN’s Current Report on Form 8-K filed October 16, 2007).

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

21*	Subsidiaries of ADTRAN.

23*	Consent of PricewaterhouseCoopers LLP.

24*	Powers of Attorney.

31*	Rule 13a-14(a)/15d-14(a) Certifications.

32*	Section 1350 Certifications.

Exhibit Number	Description

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith
**

Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 29, 2012.

ADTRAN, Inc.
(Registrant)

By:	/s/ James E. Matthews
James E. Matthews
Senior Vice President – Finance,
Chief Financial Officer, Treasurer, Secretary and Director
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 29, 2012.

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
James E. Matthews as Attorney in Fact

ADTRAN, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

	September 30,	September 30,	September 30,	September 30,	September 30,
Column A	Column B	Column C	Column D	Column E	Column F
(In thousands)	Balance at Beginning of Period	Assumed on Acquisition	Charged to Costs & Expenses	Deductions	Balance at End of Period
Year ended December 31, 2011
Allowance for Doubtful Accounts	$162	—	117	271	$8
Inventory Reserve	$8,932	—	1,137	650	$9,419
Warranty Liability	$3,304	33	2,860	2,079	$4,118
Deferred Tax Asset Valuation Allowance	$5,627	1,462	496	—	$7,585

Year ended December 31, 2010
Allowance for Doubtful Accounts	$138	—	72	48	$162
Inventory Reserve	$7,750	—	1,992	810	$8,932
Warranty Liability	$2,833	—	5,309	4,838	$3,304
Deferred Tax Asset Valuation Allowance	$5,340	—	391	104	$5,627

Year ended December 31, 2009
Allowance for Doubtful Accounts	$38	3	102	5	$138
Inventory Reserve	$7,728	—	1,681	1,659	$7,750
Warranty Liability	$2,812	—	2,665	2,644	$2,833
Deferred Tax Asset Valuation Allowance	$1,581	3,549	251	41	$5,340

ADTRAN, INC.

INDEX OF EXHIBITS

Exhibit Number	Description

2.1*	Asset Sale and Purchase Agreement dated 11 December 2011 Regarding the Sale and Purchase of the NSN DSLAM, GPON and ACI Products and the Related Services Businesses.

3.1	Certificate of Incorporation, as amended (Exhibit 3.1 to ADTRAN’s Registration Statement on Form S-1, No. 33-81062 (the “Form S-1 Registration Statement”)).

3.2	Bylaws, as amended (Exhibit 3.1 to ADTRAN’s Current Report on Form 8-K filed October 16, 2007).

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

21*	Subsidiaries of ADTRAN.

23*	Consent of PricewaterhouseCoopers LLP.

24*	Powers of Attorney.

31*	Rule 13a-14(a)/15d-14(a) Certifications.

32*	Section 1350 Certifications

Exhibit Number	Description

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith
**

Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.