Form 10-Q
period 2012-03-31
ADTRAN INC
filed 2012-05-09
CIK 926282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2012

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date:

Class	Outstanding at April 23, 2012
Common Stock, $.01 Par Value	63,715,605 shares

ADTRAN, INC.

Quarterly Report on Form 10-Q

For the Three Months Ended March 31, 2012

FORWARD LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of ADTRAN. ADTRAN and its representatives may from time to time make written or oral forward-looking statements, including statements contained in this report, our other filings with the Securities and Exchange Commission (SEC) and other communications with our stockholders. Generally, the words, “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “may,” “could” and similar expressions identify forward-looking statements. We caution you that any forward-looking statements made by us or on our behalf are subject to uncertainties and other factors that could cause such statements to be wrong. A list of factors that could materially affect our business, financial condition or operating results is included under “Factors that Could Affect Our Future Results” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 2 of Part I of this report. They have also been discussed in Item 1A of Part I in our most recent Annual Report on Form 10-K for the year ended December 31, 2011 filed on February 29, 2012 with the SEC. Though we have attempted to list comprehensively these important factors, we caution investors that other factors may prove to be important in the future in affecting our operating results. New factors emerge from time to time, and it is not possible for us to predict all of these factors, nor can we assess the impact each factor or a combination of factors may have on our business.

You are further cautioned not to place undue reliance on these forward-looking statements because they speak only of our views as of the date that the statements were made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADTRAN, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	March 31,	December 31,
	2012	2011
ASSETS
Current Assets
Cash and cash equivalents	$36,539	$42,979
Short-term investments	161,535	159,347
Accounts receivable, less allowance for doubtful accounts of $42 and $8 at March 31, 2012 and December 31, 2011, respectively	74,796	76,130
Other receivables	8,037	9,743
Inventory	95,805	87,800
Prepaid expenses	3,861	3,119
Deferred tax assets, net	12,548	12,125

Total Current Assets	393,121	391,243

Property, plant and equipment, net	76,502	75,295
Deferred tax assets, net	5,633	8,345
Goodwill	3,492	3,492
Other assets	6,831	7,131
Long-term investments	367,474	332,008

Total Assets	$853,053	$817,514

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$31,235	$29,404
Unearned revenue	11,376	9,965
Accrued expenses	6,479	5,876
Accrued wages and benefits	12,158	13,518
Income tax payable, net	10,186	3,169

Total Current Liabilities	71,434	61,932

Other non-current liabilities	21,588	16,951
Bonds payable	46,500	46,500

Total Liabilities	139,522	125,383
Commitments and contingencies (see Note 13)

Stockholders’ Equity
Common stock, par value $0.01 per share; 200,000 shares authorized; 79,652 shares issued and 63,898 shares outstanding at March 31, 2012 and 79,652 shares issued and 63,703 shares outstanding at December 31, 2011	797	797
Additional paid-in capital	217,273	213,560
Accumulated other comprehensive income	20,012	13,102
Retained earnings	846,386	840,206
Less treasury stock at cost: 15,754 and 15,949 shares at March 31, 2012 and December 31, 2011, respectively	(370,937)	(375,534)

Total Stockholders’ Equity	713,531	692,131

Total Liabilities and Stockholders’ Equity	$853,053	$817,514

See notes to consolidated financial statements

ADTRAN, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2012	2011
Sales	$134,735	$165,522
Cost of sales	60,648	66,727

Gross Profit	74,087	98,795

Selling, general and administrative expenses	33,111	29,552
Research and development expenses	24,795	23,637

Operating Income	16,181	45,606

Interest and dividend income	1,861	1,789
Interest expense	(588)	(602)
Net realized investment gain	2,467	2,767
Other income (expense), net	141	(125)

Income before provision for income taxes	20,062	49,435

Provision for income taxes	(7,102)	(15,177)

Net Income	$12,960	$34,258

Weighted average shares outstanding – basic	63,809	64,189

Weighted average shares outstanding – diluted	64,849	65,957

Earnings per common share – basic	$0.20	$0.53

Earnings per common share – diluted	$0.20	$0.52

Dividend per share	$0.09	$0.09

See notes to consolidated financial statements

ADTRAN, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2012	2011
Net Income	$12,960	$34,258

Other Comprehensive Income (Loss), net of tax:

Net change in unrealized gains (losses) on marketable securities	6,755	(2,651)
Reclassification adjustments for amounts included in net income	2	(159)
Foreign currency translation	153	87

Other Comprehensive Income (Loss), net of tax	6,910	(2,723)

Comprehensive Income	$19,870	$31,535

See notes to consolidated financial statements

ADTRAN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$12,960	$34,258
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,095	2,724
Amortization of net premium on available-for-sale investments	2,171	1,299
Net realized gain on long-term investments	(2,467)	(2,767)
Net (gain) loss on disposal of property, plant and equipment	(214)	12
Stock-based compensation expense	2,221	2,089
Deferred income taxes	(2,030)	877
Tax benefit from stock option exercises	1,492	9,942
Excess tax benefits from stock-based compensation arrangements	(1,153)	(8,847)
Changes in operating assets and liabilities:
Accounts receivable, net	1,334	(13,562)
Other receivables	1,706	(8,725)
Income tax receivable, net	—	2,741
Inventory	(8,005)	(4,760)
Prepaid expenses and other assets	(710)	(216)
Accounts payable	1,831	10,117
Accrued expenses and other liabilities	5,287	9,606
Income tax payable, net	7,017	1,699

Net cash provided by operating activities	24,535	36,487

Cash flows from investing activities:
Purchases of property, plant and equipment	(4,086)	(3,045)
Proceeds from disposals of property, plant and equipment	266	—
Proceeds from sales and maturities of available-for-sale investments	69,364	161,687
Purchases of available-for-sale investments	(95,646)	(224,459)

Net cash used in investing activities	(30,102)	(65,817)

Cash flows from financing activities:
Proceeds from stock option exercises	3,560	31,815
Dividend payments	(5,739)	(5,775)
Excess tax benefits from stock-based compensation arrangements	1,153	8,847

Net cash provided by (used in) financing activities	(1,026)	34,887

Net increase (decrease) in cash and cash equivalents	(6,593)	5,557
Effect of exchange rate changes	153	87
Cash and cash equivalents, beginning of period	42,979	31,677

Cash and cash equivalents, end of period	$36,539	$37,321

See notes to consolidated financial statements

ADTRAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share amounts)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements of ADTRAN®, Inc. and its subsidiaries (ADTRAN) have been prepared pursuant to the rules and regulations for reporting on Quarterly Reports on Form 10-Q. Accordingly, certain information and notes required by generally accepted accounting principles for complete financial statements are not included herein. The December 31, 2011 Consolidated Balance Sheet is derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

In the opinion of management, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature. The results of operations for an interim period are not necessarily indicative of the results for the full year. The interim statements should be read in conjunction with the financial statements and notes thereto included in ADTRAN’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 29, 2012 with the SEC.

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

Recent Accounting Pronouncements

During the first quarter of 2012, we adopted the following accounting standards, which had no material effect on our consolidated results of operations or financial condition:

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. While ASU 2011-05 changes the presentation of comprehensive income, it does not change the components that are recognized in net income or comprehensive income under current accounting guidance. This update is effective for fiscal years, and interim periods within those years, ending after December 15, 2011, with early adoption permitted. We adopted this amendment during the three months ended March 31, 2012, and we have provided the disclosures required for the three months ended March 31, 2012 and 2011.

In December 2011, the FASB issued Accounting Standards Update No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12). ASU 2011-12 defers the effective date for certain presentation requirements that relate to reclassification adjustments and the effect of those reclassification adjustments on the financial statements. This update is effective for fiscal years, and interim periods within those years, ending after December 15, 2011, with early adoption permitted. We adopted this amendment during the three months ended March 31, 2012. The adoption of this amendment had no effect on our consolidated results of operations and financial condition for the three months ended March 31, 2012.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IRFSs (ASU 2011-04). ASU 2011-04 is intended to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. The amendments are of two types: (i) those that clarify the Board’s intent about the application of existing fair value measurement and disclosure requirements and (ii) those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This update is effective for annual periods beginning after December 15, 2011. We adopted this amendment during the three months ended March 31, 2012. The adoption of this amendment had no effect on our consolidated results of operations and financial condition for the three months ended March 31, 2012.

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

For the three months ended March 31, 2012, we incurred acquisition related adjustments and amortization of acquired intangibles of $0.5 million related to this acquisition.

3. INCOME TAXES

Our effective tax rate increased from 30.7% in the three months ended March 31, 2011 to 35.4% in the three months ended March 31, 2012. The tax provision rate in the first quarter of 2012 did not include the benefit of the research tax credit, which expired on December 31, 2011. The exclusion of this benefit in the first quarter of 2012 resulted in a 2.2 percentage point increase in our effective tax rate. Also, decreased benefits from a lower volume of stock option exercises in the first quarter of 2012 resulted in a 3.1 percentage point increase in our effective tax rate.

4. STOCK-BASED COMPENSATION

The following table summarizes the stock-based compensation expense related to stock options, restricted stock units (RSUs) and restricted stock for the three months ended March 31, 2012 and 2011, which was recognized as follows:

	Three Months Ended
	March 31,
(In thousands)	2012	2011
Stock-based compensation expense included in cost of sales	$101	$91

Selling, general and administrative expense	1,051	1,007
Research and development expense	1,069	991

Stock-based compensation expense included in operating expenses	2,120	1,998

Total stock-based compensation expense	2,221	2,089
Tax benefit for expense associated with non-qualified options	(301)	(440)

Total stock-based compensation expense, net of tax	$1,920	$1,649

The fair value of our stock options was estimated using the Black-Scholes model. The determination of the fair value of stock options on the date of grant using the Black-Scholes model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables that may have a significant impact on the fair value estimate. There were no stock options granted during the three months ended March 31, 2012 or 2011.

The fair value of our RSUs is calculated using a Monte Carlo Simulation valuation method. There were no RSU grants during the three months ended March 31, 2012 or 2011.

The fair value of restricted stock is equal to the closing price of our stock on the date of grant. There were no restricted stock grants during the three months ended March 31, 2012 or 2011.

Stock-based compensation expense recognized in our Consolidated Statements of Income for the three months ended March 31, 2012 and 2011 is based on stock options, RSUs and restricted stock ultimately expected to vest, and has been reduced for estimated forfeitures. Estimated forfeitures for stock options were based upon historical experience and approximate 1.6% annually. We estimated a 0% forfeiture rate for our RSUs and restricted stock due to the limited number of recipients and historical experience for these awards.

As of March 31, 2012, total compensation expense related to non-vested stock options, RSUs and restricted stock not yet recognized was approximately $19.6 million, which is expected to be recognized over an average remaining recognition period of 2.7 years.

The following table is a summary of our stock options outstanding as of December 31, 2011 and March 31, 2012 and the changes that occurred during the three months ended March 31, 2012:

(In thousands, except per share amounts)	Number of Options	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life In Years	Aggregate Intrinsic Value
Options outstanding, December 31, 2011	5,400	$25.66	6.78	$27,270
Options granted	—	$—
Options cancelled/forfeited	(16)	$27.59
Options exercised	(180)	$19.71

Options outstanding, March 31, 2012	5,204	$25.86	6.59	$30,189

Options exercisable, March 31, 2012	2,878	$23.72	4.98	$22,332

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (the difference between ADTRAN’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2012. The aggregate intrinsic value will change based on the fair market value of ADTRAN’s stock.

The total pre-tax intrinsic value of options exercised during the three months ended March 31, 2012 was $3.0 million.

The following table is a summary of our RSUs and restricted stock outstanding as of December 31, 2011 and March 31, 2012 and the changes that occurred during the three months ended March 31, 2012:

(In thousands, except per share amounts)	Number of shares	Weighted Average Grant Date Fair Value
Unvested RSUs and restricted stock outstanding, December 31, 2011	90	$34.21
RSUs and restricted stock granted	—	—
RSUs and restricted stock vested	—	—
RSUs and restricted stock cancelled/forfeited	—	—

Unvested RSUs and restricted stock, March 31, 2012	90	$34.21

5. INVESTMENTS

At March 31, 2012, we held the following securities and investments, recorded at either fair value or cost.

	Amortized	Gross Unrealized		Carrying
(In thousands)	Cost	Gains	Losses	Value
Deferred compensation plan assets	$10,627	$663	$(74)	$11,216
Corporate bonds	183,193	748	(549)	183,392
Municipal fixed-rate bonds	192,853	588	(147)	193,294
Municipal variable rate demand notes	47,920	—	—	47,920
Fixed income bond fund	527	219	—	746
Marketable equity securities	15,786	26,505	(215)	42,076

Available-for-sale securities held at fair value	$450,906	$28,723	$(985)	$478,644

Restricted investment held at cost				48,250
Other investments held at cost				2,115

Total carrying value of available-for-sale investments				$529,009

At December 31, 2011, we held the following securities and investments, recorded at either fair value or cost.

	Amortized	Gross Unrealized		Carrying
(In thousands)	Cost	Gains	Losses	Value
Deferred compensation plan assets	$7,994	$119	$(401)	$7,712
Corporate bonds	159,077	181	(2,505)	156,753
Municipal fixed-rate bonds	174,300	579	(53)	174,826
Municipal variable rate demand notes	69,660	—	—	69,660
Fixed income bond fund	527	194	—	721
Marketable equity securities	12,771	19,098	(559)	31,310

Available-for-sale securities held at fair value	$424,329	$20,171	$(3,518)	$440,982

Restricted investment held at cost				48,250
Other investments held at cost				2,123

Total carrying value of available-for-sale investments				$491,355

As of March 31, 2012, our corporate bonds and municipal fixed-rate bonds had the following contractual maturities:

(In thousands)	Corporate bonds	Municipal fixed-rate bonds
Less than one year	$24,172	$89,443
One to two years	112,900	50,570
Two to three years	44,163	16,576
Three to four years	2,157	36,705

Total	$183,392	$193,294

Our investment policy provides limitations for issuer concentration, which limits, at the time of purchase, the concentration in any one issuer to 5% of the market value of our total investment portfolio.

We review our investment portfolio for potential “other-than-temporary” declines in value on an individual investment basis. We assess, on a quarterly basis, significant declines in value which may be considered other-than-temporary and, if necessary, recognize and record the appropriate charge to write-down the carrying value of such investments. In making this assessment, we take into consideration qualitative and quantitative information, including but not limited to the following: the magnitude and duration of historical declines in market prices, credit rating activity, assessments of liquidity, public filings, and statements made by the issuer. We generally begin our identification of potential other-than-temporary impairments by reviewing any security with a fair value that has declined from its original or adjusted cost basis by 25% or more for six or more consecutive months. We then evaluate the individual security based on the previously identified factors to determine the amount of the write-down, if any. As a result of our review, we recorded an other-than-temporary impairment charge of $33 thousand during the three months ended March 31, 2012 related to seven marketable equity securities. For the three months ended March 31, 2011, we recorded an other-than-temporary impairment charge of $4 thousand related to one marketable equity security.

Realized gains and losses on sales of securities are computed under the specific identification method. The following table presents gross realized gains and losses related to our investments.

Three Months Ended March 31,
(In thousands)	2012	2011
Gross realized gains	$2,669	$2,864
Gross realized losses	$(202)	$(97)

As of March 31, 2012 and 2011, gross unrealized losses related to individual securities that had been in a continuous loss position for 12 months or longer were not significant.

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

	Fair Value Measurements at March 31, 2012 Using
(In thousands)	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$10,988	$10,988	$—	$—

Available-for-sale securities
Deferred compensation plan assets	11,216	11,216	—	—
Available-for-sale debt securities
Corporate bonds	183,392	—	183,392	—
Municipal fixed-rate bonds	193,294	—	193,294	—
Municipal variable rate demand notes	47,920	—	47,920	—
Fixed income bond fund	746	746	—	—
Available-for-sale marketable equity securities
Equity securities – technology industry	25,773	25,773	—	—
Equity securities – other	16,302	16,302	—	—

Available-for-sale securities	478,643	54,037	424,606	—

Total	$489,631	$65,025	$424,606	$—

	Fair Value Measurements at December 31, 2011 Using
(In thousands)	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$13,696	$13,696	$—	$—

Available-for-sale securities
Deferred compensation plan assets	7,712	7,712	—	—
Available-for-sale debt securities
Corporate bonds	156,753	—	156,753	—
Municipal fixed-rate bonds	174,826	—	174,826	—
Municipal variable rate demand notes	69,660	—	69,660	—
Fixed income bond fund	721	721	—	—
Available-for-sale marketable equity securities
Equity securities – technology industry	18,743	18,743	—	—
Equity securities – other	12,567	12,567	—	—

Available-for-sale securities	440,982	39,743	401,239	—

Total	$454,678	$53,439	$401,239	$—

The fair value of our Level 2 securities is calculated using a weighted average market price for each security. Market prices are obtained from a variety of industry standard data providers, security master files from large financial institutions, and other third-party sources. These multiple market prices are used as inputs into a distribution-curve-based algorithm to determine the daily market value of each security.

Our municipal variable rate demand notes have a structure that implies a standard expected market price. The frequent interest rate resets make it reasonable to expect the price to stay at par. These securities are priced at the expected market price.

6. INVENTORY

At March 31, 2012 and December 31, 2011, inventory consisted of the following:

	March 31,	December 31,
(In thousands)	2012	2011
Raw materials	$44,758	$44,588
Work in process	5,081	3,954
Finished goods	45,966	39,258

Total	$95,805	$87,800

We establish reserves for estimated excess, obsolete, or unmarketable inventory equal to the difference between the cost of the inventory and the estimated fair value of the inventory based upon assumptions about future demand and market conditions. At March 31, 2012 and December 31, 2011, raw materials reserves totaled $8.2 million and $7.9 million, respectively, and finished goods inventory reserves totaled $1.5 million.

7. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying value of goodwill, all of which is included in our Enterprise Networks division, for the three months ended March 31, 2012 are as follows:

(In thousands)
Balance, December 31, 2011	$3,492
Acquisitions	—
Impairment losses	—

Balance, March 31, 2012	$3,492

Balance as of March 31, 2012
Goodwill	$3,492
Accumulated impairment losses	—

Total goodwill	$3,492

We evaluate the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. When evaluating whether goodwill is impaired, we first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. If we determine that the two-step quantitative test is necessary, then we compare the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, then the amount of the impairment loss is measured. There were no impairment losses during the three months ended March 31, 2012.

The following table presents our intangible assets as of March 31, 2012 and December 31, 2011. Intangible assets are included in other assets in the accompanying Consolidated Balance Sheets and include intangibles acquired in conjunction with our acquisition of Objectworld Communications Corporation on September 15, 2009 and Bluesocket, Inc. on August 4, 2011.

	March 31, 2012			December 31, 2011
(In thousands)	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Customer relationships	$1,623	$(239)	$1,384	$1,623	$(194)	$1,429
Developed technology	3,230	(439)	2,791	3,230	(303)	2,927
Intellectual property	2,340	(600)	1,740	2,340	(525)	1,815
Trade names	270	(40)	230	270	(28)	242

Total	$7,463	$(1,318)	$6,145	$7,463	$(1,050)	$6,413

Amortization expense was $0.3 million and $0.1 million for the three months ended March 31, 2012 and 2011, respectively.

As of March 31, 2012, the estimated future amortization expense of our intangible assets is as follows:

(In thousands)	Amount
Remainder of 2012	$953
2013	1,271
2014	1,120
2015	1,018
2016	781
Thereafter	1,002

Total	$6,145

8. STOCKHOLDERS’ EQUITY

A summary of the changes in stockholders’ equity for the three months ended March 31, 2012 is as follows:

Stockholders’
(In thousands)	Equity
Balance, December 31, 2011	$692,131
Net income	12,960
Dividend payments	(5,739)
Dividends accrued for unvested restricted stock units	(4)
Net change in unrealized gains and losses on marketable securities (net of deferred taxes)	6,755
Reclassification adjustment for amounts included in net income (net of deferred taxes)	2
Foreign currency translation adjustment	153
Proceeds from stock option exercises	3,560
Tax benefits from stock option exercises	1,492
Stock-based compensation expense	2,221

Balance, March 31, 2012	$713,531

Stock Repurchase Program

Since 1997, our Board of Directors has approved multiple share repurchase programs that have authorized open market repurchase transactions of up to 35 million shares of our common stock. During the three months ended March 31, 2012, we did not repurchase any shares of our common stock. We have the authority to purchase an additional 5.9 million shares of our common stock under plans approved by the Board of Directors on April 14, 2008 and October 11, 2011.

Stock Option Exercises

We issued 0.2 million shares of treasury stock during the three months ended March 31, 2012 to accommodate employee stock option exercises. The stock options had exercise prices ranging from $8.70 to $33.70. We received proceeds totaling $3.6 million from the exercise of these stock options during the three months ended March 31, 2012.

Dividend Payments

During the three months ended March 31, 2012, we paid cash dividends as follows (in thousands except per share amount):

Record Date	Payment Date	Per Share Amount	Total Dividend Paid
February 2, 2012	February 16, 2012	$0.09	$5,739

Other Comprehensive Income

Other comprehensive income consists of the net change in unrealized gains and losses on marketable securities, reclassification adjustments for amounts included in net income related to realized gains on previously impaired marketable securities and foreign currency translation adjustments.

The components of other comprehensive income for the three months ended March 31, 2012 are as follows:

	Three Months Ended March 31, 2012
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Net change in unrealized gains (losses) related to marketable securities	$11,073	$(4,318)	$6,755
Reclassification adjustment for amounts included in net income	3	(1)	2
Foreign currency translation adjustment	153	—	153

Total Other Comprehensive Income (Loss)	$11,229	$(4,319)	$6,910

The components of other comprehensive income for the three months ended March 31, 2011 are as follows:

	Three Months Ended March 31, 2011
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Net change in unrealized gains (losses) related to marketable securities	$(3,324)	$673	$(2,651)
Reclassification adjustment for amounts included in net income	(202)	43	(159)
Foreign currency translation adjustment	87	—	87

Total Other Comprehensive Income (Loss)	$(3,439)	$716	$(2,723)

9. EARNINGS PER SHARE

A summary of the calculation of basic and diluted earnings per share for the three months ended March 31, 2012 and 2011 is as follows:

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2012	2011
Numerator
Net income	$12,960	$34,258

Denominator
Weighted average number of shares – basic	63,809	64,189
Effect of dilutive securities
Stock options	1,008	1,711
Restricted stock and restricted stock units	32	57

Weighted average number of shares – diluted	64,849	65,957

Net income per share – basic	$0.20	$0.53
Net income per share – diluted	$0.20	$0.52

Anti-dilutive options to purchase common stock outstanding were excluded from the above calculations. Anti-dilutive options totaled 1.9 million and 0.9 million for the three months ended March 31, 2012 and 2011, respectively.

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

The following table presents information about the reported sales and gross profit of our reportable segments for the three months ended March 31, 2012 and 2011. Asset information by reportable segment is not reported, since we do not produce such information internally.

	Three Months Ended
	March 31, 2012		March 31, 2011
(In thousands)	Sales	Gross Profit	Sales	Gross Profit
Carrier Networks	$96,654	$52,883	$132,360	$79,498
Enterprise Networks	38,081	21,204	33,162	19,297

Total	$134,735	$74,087	$165,522	$98,795

Sales by Product

Our three major product categories are Carrier Systems, Business Networking and Loop Access.

Carrier Systems products are used by communications service providers to provide data, voice and video services to consumers and enterprises. The Carrier Systems category includes our broadband access products comprised of Total Access® 5000 multi-service access and aggregation platform products, Total Access 1100/1200 Series Fiber-To-The-Node (FTTN) products, Ultra Broadband Ethernet (UBE) and Digital Subscriber Line Access Multiplexer (DSLAM) products. Our broadband access products are used by service providers to deliver high-speed Internet access, Voice over Internet Protocol (VoIP), IP Television (IPTV), and/or Ethernet services from the central office or remote terminal locations to customer premises. The Carrier Systems category also includes our optical products. These products consist of optical multiplexers and transceivers including those used in our Optical Networking Edge (ONE) products, NetVanta 8000 series products, and our family of OPTI products. Optical products are used to deliver higher bandwidth services, aggregate large numbers of low bandwidth services, or transport wavelength services across a fiber optic infrastructure. Total Access 1500 products, 303 concentrator products, M13 multiplexer products, and a number of mobile backhaul products are also included in the Carrier Systems product category.

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

The table below presents sales information by product category for the three months ended March 31, 2012 and 2011.

	Three Months Ended
	March 31,
(In thousands)	2012	2011
Carrier Systems	$71,258	$86,750
Business Networking	43,142	36,363
Loop Access	20,335	42,409

Total	$134,735	$165,522

In addition, we identify subcategories of product revenues, which we divide into our core products and legacy products. Our core products consist of Broadband Access and Optical products (included in Carrier Systems) and Internetworking products (included in Business Networking) and our legacy products include HDSL products (included in Loop Access) and other products not included in the aforementioned core products.

Subcategory revenues included in the above are as follows:

	Three Months Ended
	March 31,
(In thousands)	2012	2011
Core Products
Broadband Access (included in Carrier Systems)	$49,482	$51,782
Optical (included in Carrier Systems)	14,255	20,916
Internetworking (NetVanta & Multi-service Access Gateways) (included in Business Networking)	40,974	32,883

Subtotal	104,711	105,581
Legacy Products
HDSL (does not include T1) (included in Loop Access)	18,959	40,945
Other products (excluding HDSL)	11,065	18,996

Subtotal	30,024	59,941

Total	$134,735	$165,522

Sales by Geographic Region

The table below presents sales information by geographic area for the three months ended March 31, 2012 and 2011. International sales correlate to shipments with a non-U.S. destination.

	Three Months Ended
(In thousands)	March 31, 2012	March 31, 2011
United States	$116,443	$153,113
International	18,292	12,409

Total	$134,735	$165,522

11. LIABILITY FOR WARRANTY RETURNS

Our products generally include warranties of 90 days to ten years for product defects. We accrue for warranty returns at the time revenue is recognized based on our estimate of the cost to repair or replace the defective products. We engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers. Our products continue to become more complex in both size and functionality as many of our product offerings migrate from line card applications to systems products. The increasing complexity of our products will cause warranty incidences, when they arise, to be more costly. Our estimates regarding future warranty obligations may change due to product failure rates, material usage, and other rework costs incurred in correcting a product failure. In addition, from time to time, specific warranty accruals may be recorded if unforeseen problems arise. Should our actual experience relative to these factors be worse than our estimates, we will be required to record additional warranty expense. Alternatively, if we provide for more reserves than we require, we will reverse a portion of such provisions in future periods. The liability for warranty obligations totaled $4.7 million at March 31, 2012 and $4.1 million at December 31, 2011. These liabilities are included in accrued expenses in the accompanying Consolidated Balance Sheets.

A summary of warranty expense and write-off activity for the three months ended March 31, 2012 and 2011 is as follows:

Three Months Ended March 31,
(In thousands)	2012	2011
Balance at beginning of period	$4,118	$3,304
Plus: Amounts charged to cost and expenses	1,181	835
Less: Deductions	(568)	(620)

Balance at end of period	$4,731	$3,519

12. RELATED PARTY TRANSACTIONS

We employ the law firm of our director emeritus for legal services. All bills for services rendered by this firm are reviewed and approved by our Chief Financial Officer. We believe that the fees for such services are comparable to those charged by other firms for services rendered to us. For the three months ended March 31, 2012 and 2011, we incurred fees of $10 thousand per month for these legal services.

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

We have committed to invest up to an aggregate of $7.9 million in two private equity funds, and we have contributed $8.4 million as of March 31, 2012, of which $7.7 million has been applied to these commitments.

14. SUBSEQUENT EVENTS

On April 10, 2012, we announced that our Board of Directors declared a quarterly cash dividend of $0.09 per common share to be paid to stockholders of record at the close of business on April 26, 2012. The payment date will be May 10, 2012. The quarterly dividend payment will be approximately $5.7 million. In July 2003, our Board of Directors elected to begin declaring quarterly dividends on our common stock considering the tax treatment of dividends and adequate levels of Company liquidity.

On May 4, 2012, we closed on the acquisition of Nokia Siemens Networks Broadband Access Business. This acquisition provides us with an established customer base in key markets and complementary products. The net consideration exchanged between Nokia Siemens Networks and Adtran was not material. The final net consideration is subject to post-closing adjustments. This acquisition will be accounted for as a business combination. Due to the timing of the closing, we have not completed the purchase accounting associated with this acquisition as of the date of this report.

During the second quarter of 2012 and as of May 9, 2012, we repurchased 0.3 million shares of our common stock through open market purchases at an average cost of $29.63 per share. We have the authority to purchase an additional 5.5 million shares of our common stock under plans approved by the Board of Directors on April 14, 2008 and October 11, 2011.

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

In addition, we identify subcategories of product revenues, which we divide into our core products and legacy products. Our core products consist of Broadband Access and Optical products (included in Carrier Systems) and Internetworking products (included in Business Networking) and our legacy products include HDSL products (included in Loop Access) and other products not included in the aforementioned core products. Many of our customers are migrating their networks to deliver higher bandwidth services by utilizing newer technologies. We believe that products and services offered in our core product areas position us well for this migration. Despite occasional increases, we anticipate that revenues of many of our legacy products, including HDSL, will decline over time; however, revenues from these products may continue for years because of the time required for our customers to transition to newer technologies.

See Note 10 of Notes to Consolidated Financial Statements in this report for further information regarding these product categories.

Sales were $134.7 million for the three months ended March 31, 2012 compared to $165.5 million for the three months ended March 31, 2011. Product revenues for our core areas, Broadband Access, Optical and Internetworking, were $104.7 million for the three months ended March 31, 2012 compared to $105.6 million for the three months ended March 31, 2011. Our gross margin decreased to 55.0% for the three months ended March 31, 2012 from 59.7% for the three months ended March 31, 2011. Our operating income margin decreased to 12.0% for the three months ended March 31, 2012 from 27.6% for the three months ended March 31, 2011. Net income was $13.0 million for the three months ended March 31, 2012 compared to $34.3 million for the three months ended March 31, 2011. Our effective tax rate increased to 35.4% for the three months ended March 31, 2012 from 30.7% for the three months ended March 31, 2011. Earnings per share, assuming dilution, were $0.20 for the three months ended March 31, 2012 compared to $0.52 for the three months ended March 31, 2011.

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

Accordingly, our historical financial performance is not necessarily a meaningful indicator of future results, and, in general, management expects that our financial results may vary from period to period. A list of factors that could materially affect our business, financial condition or operating results is included under “Factors That Could Affect Our Future Results” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 2 of Part I of this report. These factors have also been discussed in more detail in Item 1A of Part I in our most recent Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 29, 2012 with the SEC.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our critical accounting policies and estimates have not changed significantly from those detailed in our most recent Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 29, 2012 with the SEC.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition, which is incorporated herein by reference.

ACQUISITION EXPENSES

On August 4, 2011, we closed on the acquisition of Bluesocket, Inc. and on December 12, 2011, we announced the planned acquisition of the Nokia Siemens Networks Broadband Access business (NSN BBA). Acquisition related expenses, amortizations and adjustments for the three months ended March 31, 2012 for both transactions are as follows:

Three Months Ended March 31, 2012
Bluesocket, Inc. acquisition
Amortization of acquired intangible assets	$218
Amortization and adjustments of other acquisition related non-cash items	266

Subtotal	$484

Planned NSN BBA acquisition
Acquisition related professional fees, travel and other expenses	1,580

Total acquisition related expenses, amortizations and adjustments	$2,064
Tax effect	(803)

Total acquisition related expenses, amortizations and adjustments, net of tax	$1,261

The acquisition related expenses, amortizations and adjustments above were recorded in the following Consolidated Statements of Income categories for the three months ended March 31, 2012:

Revenue (adjustments to deferred revenue recognized in the period)	$146
Cost of goods sold	137

Subtotal	$283

Selling, general and administrative expenses	1,561
Research and development expenses	220

Subtotal	$1,781

Total acquisition related expenses, amortizations and adjustments	$2,064
Tax effect	(803)

Total acquisition related expenses, amortizations and adjustments, net of tax	$1,261

RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH 31, 2012 COMPARED TO THREE MONTHS ENDED MARCH 31, 2011

SALES

ADTRAN’s sales decreased 18.6% from $165.5 million in the three months ended March 31, 2011 to $134.7 million in the three months ended March 31, 2012. The decrease in sales is primarily attributable to a $29.9 million decrease in sales of our HDSL and other legacy products, a $6.7 million decrease in sales of our Optical products, and a $2.3 million decrease in sales of our Broadband Access products, partially offset by an $8.1 million increase in sales of our Internetworking products.

Carrier Networks sales decreased 27.0% from $132.4 million in the three months ended March 31, 2011 to $96.7 million in the three months ended March 31, 2012. The decrease is primarily attributable to decreases in sales of our Broadband Access products, Optical products, and HDSL and other legacy products, partially offset by an increase in sales of our Internetworking NTE products. The decrease in Carrier Networks sales is primarily attributable to a slower-than-normal start to the seasonal buying pattern at our larger carrier customers and a delay in both the start and ramp-up of orders from one of these customers due to a new systems implementation.

Enterprise Networks sales increased 14.8% from $33.2 million in the three months ended March 31, 2011 to $38.1 million in the three months ended March 31, 2012. The increase is primarily attributable to an increase in sales of our Internetworking products, partially offset by a decrease in sales of our legacy products. Internetworking product sales attributable to Enterprise Networks were 91.2% of the division’s sales in the three months ended March 31, 2012, compared to 85.0% in the three months ended March 31, 2011. Legacy products primarily comprise the remainder of Enterprise Networks sales. Enterprise Networks sales as a percentage of total sales increased from 20.0% for the three months ended March 31, 2011 to 28.3% for the three months ended March 31, 2012.

International sales, which are included in the Carrier Networks and Enterprise Networks amounts discussed above, increased 47.4% from $12.4 million in the three months ended March 31, 2011 to $18.3 million in the three months ended March 31, 2012. International sales, as a percentage of total sales, increased from 7.5% for the three months ended March 31, 2011 to 13.6% for the three months ended March 31, 2012. International sales increased in the three months ended March 31, 2012 compared to the three months ended March 31, 2011 primarily due to an increase in sales in Latin America and the Asia-Pacific region.

Carrier System product sales decreased $15.5 million in the three months ended March 31, 2012 compared to the three months ended March 31, 2011 primarily due to a $6.7 million decrease in Optical product sales, a $6.5 million decrease in legacy product sales, and a $2.3 million decrease in Broadband Access product sales. The decrease in Carrier System product sales is primarily attributable to a slower-than-normal start to the seasonal buying pattern at our larger carrier customers and a delay in both the start and ramp-up of orders from one of these customers due to a new systems implementation.

Business Networking product sales increased $6.8 million in the three months ended March 31, 2012 compared to the three months ended March 31, 2011, primarily due to a $8.1 million increase in Internetworking product sales across both divisions, partially offset by a $1.3 million decrease in legacy product sales. The decrease in sales of legacy products is a result of customers shifting to newer technologies. Many of these newer technologies are integral to our Internetworking product area.

Loop Access product sales decreased $22.1 million in the three months ended March 31, 2012 compared to the three months ended March 31, 2011 primarily due to a $22.0 million decrease in HDSL product sales.

COST OF SALES

As a percentage of sales, cost of sales increased from 40.3% in the three months ended March 31, 2011 to 45.0% in the three months ended March 31, 2012. The increase in cost of sales as a percentage of sales is primarily attributable to lower cost absorption due to the lower production volumes and higher cost product mix.

Carrier Networks cost of sales, as a percent of division sales, increased from 39.9% in the three months ended March 31, 2011 to 45.3% in the three months ended March 31, 2012. The increase in Carrier Networks cost of sales as a percentage of sales is primarily attributable to lower cost absorption due to lower production volumes.

Enterprise Networks cost of sales, as a percent of division sales, increased from 41.8% in the three months ended March 31, 2011 to 44.3% in the three months ended March 31, 2012. The increase in Enterprise Networks cost of sales as a percentage of sales is primarily attributable to the impact of changes in the cost elements discussed above.

An important part of our strategy is to reduce the product cost of each succeeding product generation and then to lower the product’s price based on the cost savings achieved. This may cause variations in our gross profit percentage due to timing differences between the recognition of cost reductions and the lowering of product selling prices.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased 12.0% from $29.6 million in the three months ended March 31, 2011 to $33.1 million in the three months ended March 31, 2012. The increase in selling, general and administrative expenses is primarily related to increases in staffing and fringe benefit costs due to increased headcount, including expenses and increased headcount related to Bluesocket, Inc., which was acquired on August 4, 2011, professional services, legal services, and travel expenses. The increases in professional services, legal services and travel expenses were primarily attributable to the planned acquisition of Nokia Siemens Networks Broadband Access business.

Selling, general and administrative expenses as a percentage of sales increased from 17.9% in the three months ended March 31, 2011 to 24.6% in the three months ended March 31, 2012. Selling, general and administrative expenses as a percentage of sales may fluctuate whenever there is a significant fluctuation in revenues for the periods being compared.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased 4.9% from $23.6 million in the three months ended March 31, 2011 to $24.8 million in the three months ended March 31, 2012. The increase in research and development expenses is primarily related to increases in staffing and fringe benefit costs due to increased headcount, including expenses and increased headcount related to Bluesocket Inc., which was acquired on August 4, 2011, and amortization of intangibles related to the Bluesocket acquisition.

Research and development expenses as a percentage of sales increased from 14.3% in the three months ended March 31, 2011 to 18.4% in the three months ended March 31, 2012. Research and development expenses as a percentage of sales will fluctuate whenever there are incremental product development activities or a significant fluctuation in revenues for the periods being compared.

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

INTEREST AND DIVIDEND INCOME

Interest and dividend income increased 4.0% from $1.8 million in the three months ended March 31, 2011 to $1.9 million in the three months ended March 31, 2012. This increase is primarily related to a 22.1% increase in our average investment balance, partially offset by an 11.1% reduction in the average rate of return on these investments as a result of lower interest rates.

INTEREST EXPENSE

Interest expense, which is primarily related to our taxable revenue bond, remained constant at $0.6 million in each of the three months ended March 31, 2012 and 2011. See “Liquidity and Capital Resources” below for additional information on our revenue bond.

NET REALIZED INVESTMENT GAIN

Net realized investment gain decreased from $2.8 million in the three months ended March 31, 2011 to $2.5 million in the three months ended March 31, 2012. The higher amount of realized gains in the period ended March 31, 2011 is primarily driven by the sale of previously impaired assets in the deferred compensation plans. See “Investing Activities” in “Liquidity and Capital Resources” below for additional information.

OTHER INCOME (EXPENSE), NET

Other income (expense), net, comprised primarily of miscellaneous income, gains and losses on foreign currency transactions, investment account management fees, scrap raw material sales, and gains and losses on the disposal of property, plant and equipment occurring in the normal course of business, changed from $0.1 million of expense in the three months ended March 31, 2011 to $0.1 million of income in the three months ended March 31, 2012.

INCOME TAXES

Our effective tax rate increased from 30.7% in the three months ended March 31, 2011 to 35.4% in the three months ended March 31, 2012. The tax provision rate in the first quarter of 2012 did not include the benefit of the research tax credit, which expired on December 31, 2011. The exclusion of this benefit in the first quarter of 2012 resulted in a 2.2 percentage point increase in our effective tax rate. Also, decreased benefits from a lower volume of stock option exercises in the first quarter of 2012 resulted in a 3.1 percentage point increase in our effective tax rate.

NET INCOME

As a result of the above factors, net income decreased $21.3 million from $34.3 million in the three months ended March 31, 2011 to $13.0 million in the three months ended March 31, 2012.

As a percentage of sales, net income decreased from 20.7% in the three months ended March 31, 2011 to 9.6% in the three months ended March 31, 2012.

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

At March 31, 2012, cash on hand was $36.5 million and short-term investments were $161.5 million, which resulted in available short-term liquidity of $198.1 million. At December 31, 2011, our cash on hand of $43.0 million and short-term investments of $159.3 million resulted in available short-term liquidity of $202.3 million. The decrease in short-term liquidity from December 31, 2011 to March 31, 2012 primarily reflects an increase in the purchase of long-term investments, equipment acquisitions and dividends, offset by funds provided by our operating activities and proceeds from stock option exercises.

Operating Activities

Our working capital, which consists of current assets less current liabilities, decreased 2.3% from $329.3 million as of December 31, 2011 to $321.7 million as of March 31, 2012. The quick ratio, defined as cash, cash equivalents, short-term investments, and net accounts receivable, divided by current liabilities, decreased from 4.50 as of December 31, 2011 to 3.82 as of March 31, 2012. The current ratio, defined as current assets divided by current liabilities, decreased from 6.32 as of December 31, 2011 to 5.50 as of March 31, 2012. Our working capital, quick ratio, and current ratio decreased due to a $7.0 million increase in income tax payable, a $1.8 million increase in accounts payable, and a $1.4 million increase in unearned revenue. Generally, the change in accounts payable is due to variations in the timing of the receipt of supplies, inventory and services and our subsequent payments for these purchases. Generally, fluctuations in unearned revenue result from variations in the timing of customer payments received in advance of revenue recognition and our revenue recognition under contract terms for hardware acceptance, installation services and post-sale support and maintenance services.

Net accounts receivable decreased 1.8% from $76.1 million at December 31, 2011 to $74.8 million at March 31, 2012. Our allowance for doubtful accounts was $8 thousand at December 31, 2011 and $42 thousand at March 31, 2012. Quarterly accounts receivable days sales outstanding (DSO) increased from 40 days as of December 31, 2011 to 51 days as of March 31, 2012. DSO increased for the quarter ended March 31, 2012 due to the timing of sales and collections during the quarter. Other receivables decreased from $9.7 million at December 31, 2011 to $8.0 million at March 31, 2012. Generally, the change in other receivables is due to the timing of shipments and payments received for raw materials supplied to our contract manufacturers.

Quarterly inventory turnover decreased from 3.5 turns as of December 31, 2011 to 2.6 turns as of March 31, 2012. Inventory increased 9.1% from December 31, 2011 to March 31, 2012. Inventory increased during the first quarter of 2012 due to a delay in both the start and ramp-up of orders from a large carrier customer due to a new systems implementation. We expect inventory levels to fluctuate as we attempt to maintain sufficient inventory in response to seasonal cycles of our business; ensuring competitive lead times while managing the risk of inventory obsolescence that may occur due to rapidly changing technology and customer demand.

Accounts payable increased 6.2% from $29.4 million at December 31, 2011 to $31.2 million at March 31, 2012. Generally, the change in accounts payable is due to variations in the timing of the receipt of supplies, inventory and services and our subsequent payments for these purchases.

Investing Activities

Capital expenditures totaled approximately $4.1 million and $3.0 million for the three months ended March 31, 2012 and 2011, respectively. These expenditures were primarily used to purchase manufacturing and test equipment and computer software and hardware.

Our combined short-term and long-term investments increased $37.7 million from $491.4 million at December 31, 2011 to $529.0 million at March 31, 2012. This increase reflects the impact of additional funds available for investment provided by our operating activities and stock option exercises by our employees, reduced by our cash needs for equipment acquisitions and dividends, as well as net realized and unrealized losses and amortization of net premiums on our combined investments.

We invest all available cash not required for immediate use in operations primarily in securities that we believe bear minimal risk of loss. At March 31, 2012 these investments included municipal variable rate demand notes of $47.9 million, municipal fixed-rate bonds of $193.3 million and corporate bonds of $183.4 million. At December 31, 2011, these investments included municipal variable rate demand notes of $69.7 million, municipal fixed-rate bonds of $174.8 million and corporate bonds of $156.8 million. As of March 31, 2012, our corporate bonds, municipal fixed-rate bonds, and municipal variable rate demand notes were classified as available-for-sale and had a combined duration of 1.0 years with an average credit rating of AA-. Because our bond portfolio has a high quality rating and contractual maturities of a short duration, we are able to obtain prices for these bonds derived from observable market inputs, or for similar securities traded in an active market, on a daily basis.

Our long-term investments increased 10.7% from $332.0 million at December 31, 2011 to $367.5 million at March 31, 2012. The primary reason for the increase in our long-term investments during the first quarter of 2012 was cash generated from operations. Long-term investments at March 31, 2012 and December 31, 2011 included an investment in a certificate of deposit of $48.3 million, which serves as collateral for our revenue bonds, as discussed below. We have various equity investments included in long-term investments at a cost of $15.8 million and $12.8 million, and with a fair value of $42.1 million and $31.3 million, at March 31, 2012 and December 31, 2011, respectively.

Long-term investments at March 31, 2012 also include $11.2 million related to our deferred compensation plans; $2.1 million of other investments carried at cost, consisting of interests in two private equity funds and an investment in a privately held telecommunications equipment manufacturer; and $0.7 million of a fixed income bond fund.

We review our investment portfolio for potential “other-than-temporary” declines in value on an individual investment basis. We assess, on a quarterly basis, significant declines in value which may be considered other-than-temporary and, if necessary, recognize and record the appropriate charge to write-down the carrying value of such investments. In making this assessment, we take into consideration qualitative and quantitative information, including but not limited to the following: the magnitude and duration of historical declines in market prices, credit rating activity, assessments of liquidity, public filings, and statements made by the issuer. We generally begin our identification of potential other-than-temporary impairments by reviewing any security with a fair value that has declined from its original or adjusted cost basis by 25% or more for six or more consecutive months. We then evaluate the individual security based on the previously identified factors to determine the amount of the write-down, if any. As a result of our review, we recorded an other-than-temporary impairment charge of $33 thousand during the three months ended March 31, 2012 related to seven marketable equity securities. For the three months ended March 31, 2011, we recorded an other-than-temporary impairment charge of $4 thousand related to one marketable equity security.

Financing Activities

Dividends

In July 2003, our Board of Directors elected to begin declaring quarterly dividends on our common stock considering the tax treatment of dividends and adequate levels of Company liquidity. During the three months ended March 31, 2012, we paid dividends totaling $5.7 million.

Debt

We have amounts outstanding under loans made pursuant to an Alabama State Industrial Development Authority revenue bond (the Bond) which totaled $47.0 million at March 31, 2012 and December 31, 2011. At March 31, 2012, the estimated fair value of the Bond was approximately $48.3 million, based on a debt security with a comparable interest rate and maturity and a Standard & Poor’s credit rating of A+. Included in long-term investments are restricted funds in the amount of $48.3 million at March 31, 2012 and December 31, 2011, which is a collateral deposit against the principal amount of the Bond. We have the right to set-off the balance of the Bond with the collateral deposit in order to reduce the balance of the indebtedness. The Bond matures on January 1, 2020, and bears interest at the rate of 5% per annum. In conjunction with this program, we are eligible to receive certain economic incentives from the state of Alabama that reduce the amount of payroll withholdings we are required to remit to the state for those employment positions that qualify under this program.

We are required to make payments in the amounts necessary to pay the principal and interest on the amounts currently outstanding. Based on positive cash flow from operating activities, we have decided to continue early partial redemptions of the Bond. It is our intent to make annual principal payments in addition to the interest amounts that are due. In connection with this decision, $0.5 million of the Bond debt has been classified as a current liability in accounts payable in the Consolidated Balance Sheet at March 31, 2012.

Stock Repurchase Program

Since 1997, our Board of Directors has approved multiple share repurchase programs that have authorized open market repurchase transactions of up to 35 million shares of our common stock. During the three months ended March 31, 2012, we did not repurchase any shares of our common stock. We have the authority to purchase an additional 5.9 million shares of our common stock under plans approved by the Board of Directors on April 14, 2008 and October 11, 2011.

Stock Option Exercises

To accommodate employee stock option exercises, we issued 0.2 million shares of treasury stock for $3.6 million during the three months ended March 31, 2012. During the three months ended March 31, 2011, we issued 1.7 million shares of treasury stock for $31.8 million.

Off-Balance Sheet Arrangements and Contractual Obligations

We do not have off-balance sheet financing arrangements and have not engaged in any related party transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources. During the three months ended March 31, 2012, there have been no material changes in contractual obligations and commercial commitments from those discussed in our most recent Annual Report on Form 10-K for the year ended December 31, 2011 filed on February 29, 2012 with the SEC.

We have committed to invest up to an aggregate of $7.9 million in two private equity funds, and we have contributed $8.4 million as of March 31, 2012, of which $7.7 million has been applied to these commitments.

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

•

The failure to complete the integration of the Nokia Siemens Networks fixed line Broadband Access business as soon as we expect or the failure to realize benefits from this acquisition as significant as we expect may affect our future results of operations and financial condition, and could affect our stock price.

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

•	Managing our inventory is complex and may include write-downs of excess or obsolete inventory.

•	The anticipated growth of our international operations could expose us to additional risks, increase our costs and adversely affect our operating results and financial condition.

•	We may be adversely affected by fluctuations in currency exchange rates.

•	Our success depends on our ability to reduce the selling prices of succeeding generations of our products.

•	Our failure to maintain rights to intellectual property used in our business could adversely affect the development, functionality, and commercial value of our products.

•	Software under license from third parties for use in certain of our products may not continue to be available to us on commercially reasonable terms.

•	We may incur liabilities or become subject to litigation that would have a material effect on our business.

•	Consolidation and deterioration in the competitive service provider market could result in a significant decrease in our revenue.

•	We depend on distributors who maintain inventories of our products. If the distributors reduce their inventories of these products, our sales could be adversely affected.

•	If we are unable to successfully develop relationships with system integrators, service providers, and enterprise value added resellers, our sales may be negatively affected.

•	If we fail to manage our exposure to worldwide financial and securities markets successfully, our operating results and financial statements could be materially impacted.

•	Changes in our effective tax rate or assessments arising from tax audits may have an adverse impact on our results.

•

We are required to periodically evaluate the value of our long-lived assets, including the value of intangibles acquired and goodwill resulting from business acquisitions. Any future impairment charges required may adversely affect our operating results.

•	Our success depends on attracting and retaining key personnel.

•	Regulatory and potential physical impacts of climate change and other natural events may affect our customers and our production operations, resulting in adverse effects on our operating results.

•

While we believe our internal control over financial reporting is adequate, a failure to maintain effective internal control over financial reporting as our business expands could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

•	The price of our common stock has been volatile and may continue to fluctuate significantly.

The foregoing list of risks is not exclusive. For a more detailed description of the risk factors associated with our business, see Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011, filed on February  29, 2012 with the SEC.

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

We maintain depository investments with certain financial institutions. Although these depository investments may exceed government insured depository limits, we have evaluated the credit worthiness of these financial institutions, and determined the risk of material financial loss due to exposure of such credit risk to be minimal. As of March 31, 2012, $23.9 million of our cash and cash equivalents, primarily certain domestic money market funds and foreign depository accounts, were in excess of government provided insured depository limits.

As of March 31, 2012, approximately $433.8 million of our cash and investments may be directly affected by changes in interest rates. We have performed a hypothetical sensitivity analysis assuming market interest rates increase or decrease by 50 basis points (bps) for an entire year, while all other variables remain constant. At March 31, 2012, we held $163.9 million of cash and investments where a change in interest rates would impact our interest income. A hypothetical 50 bps decline in interest rates as of March 31, 2012 would reduce annualized interest income in these investments by approximately $0.7 million. In addition, we held $361.3 million of fixed-rate municipal bonds and corporate bonds whose fair values may be directly affected by a change in interest rates. A hypothetical 50 bps increase in interest rates as of March 31, 2012 would reduce the fair value of our municipal fixed-rate bonds and corporate bonds by approximately $2.1 million.

As of March 31, 2011, approximately $393.0 million of our cash and investments was subject to being directly affected by changes in interest rates. We have performed a hypothetical sensitivity analysis assuming market interest rates increase or decrease by 50 bps for the entire year, while all other variables remain constant. A hypothetical 50 bps decline in interest rates as of March 31, 2011 would have reduced annualized interest income on our cash and investments by approximately $0.3 million. In addition, a hypothetical 50 bps increase in interest rates as of March 31, 2011 would have reduced the fair value of our cash and investments by approximately $2.1 million.

For further information about the fair value of our available-for-sale investments as of March 31, 2012 see Note 5 of Notes to Consolidated Financial Statements.

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

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

A list of factors that could materially affect our business, financial condition or operating results is included under “Factors That Could Affect Our Future Results” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 2 of Part I of this report. There have been no material changes to the risk factors as disclosed in Item 1A of Part I of our most recent Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 29, 2012 with the SEC.

ITEM 6. EXHIBITS

Exhibits.

Exhibit No.	Description

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Pursuant to Regulation S-T, this interactive date file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADTRAN, INC. (Registrant)

Date: May 9, 2012	/s/ James E. Matthews
James E. Matthews
Senior Vice President – Finance,
Chief Financial Officer, Treasurer,
Secretary and Director
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Pursuant to Regulation S-T, this interactive date file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.