Form 10-K/A
period 2011-12-31
ADTRAN INC
filed 2012-07-26
CIK 926282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☐

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

ADTRAN, Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2011

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends ADTRAN, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, originally filed on February 29, 2012 (the “Original Filing”). We are filing this Amendment to replace Exhibit 2.1 and to revise the description of exhibits included in Item 15. (Exhibits and Financial Statement Schedules) and the Index of Exhibits.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

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

Exhibit Number	Description
2.1*†	Asset Sale and Purchase Agreement dated 11 December 2011 regarding the sale and purchase of the NSN DSLAM, GPON and ACI products and the related services businesses.

3.1	Certificate of Incorporation, as amended (Exhibit 3.1 to ADTRAN’s Registration Statement on Form S-1, No. 33-81062 (the “Form S-1 Registration Statement”)).

3.2	Bylaws, as amended (Exhibit 3.1 to ADTRAN’s Current Report on Form 8-K filed October 16, 2007).

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

21***	Subsidiaries of ADTRAN.

23***	Consent of PricewaterhouseCoopers LLP.

24***	Powers of Attorney.

31*	Rule 13a-14(a)/15d-14(a) Certifications.

Exhibit Number	Description
101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith
**	Previously furnished. Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.
***	Previously furnished.
†	Confidential treatment has been requested as to certain portions of this document. Each such portion, which has been omitted therein and replaced with an asterisk *, has been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 26, 2012.

ADTRAN, Inc. (Registrant)

By:	/s/ James E. Matthews
James E. Matthews Senior Vice President—Finance, Chief Financial Officer, Treasurer, Secretary and Director (Principal Accounting Officer)

ADTRAN, INC.

INDEX OF EXHIBITS

Exhibit Number	Description
2.1*†	Asset Sale and Purchase Agreement dated 11 December 2011 regarding the sale and purchase of the NSN DSLAM, GPON and ACI products and the related services businesses.

3.1	Certificate of Incorporation, as amended (Exhibit 3.1 to ADTRAN’s Registration Statement on Form S-1, No. 33-81062 (the “Form S-1 Registration Statement”)).

3.2	Bylaws, as amended (Exhibit 3.1 to ADTRAN’s Current Report on Form 8-K filed October 16, 2007).

10.1	Documents relative to the $50,000,000 Taxable Revenue Bond, Series 1995 (ADTRAN, Inc. Project) issued by the Alabama State Industrial Development Authority, consisting of the following:

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

21***	Subsidiaries of ADTRAN.

23***	Consent of PricewaterhouseCoopers LLP.

24***	Powers of Attorney.

31*	Rule 13a-14(a)/15d-14(a) Certifications.

Exhibit Number	Description
101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith
**	Previously furnished. Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.
***	Previously furnished.
†	Confidential treatment has been requested as to certain portions of this document. Each such portion, which has been omitted therein and replaced with an asterisk *, has been filed separately with the Securities and Exchange Commission.