Form 10-Q
period 2012-06-30
ADTRAN INC
filed 2012-08-03
CIK 926282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2012

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer		Smaller Reporting Company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date:

Class	Outstanding at July 24, 2012
Common Stock, $.01 Par Value	63,271,378 shares

ADTRAN, INC.

Quarterly Report on Form 10-Q

For the Three and Six Months Ended June 30, 2012

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADTRAN, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	June 30,	December 31,
	2012	2011
ASSETS
Current Assets
Cash and cash equivalents	$36,968	$42,979
Short-term investments	169,449	159,347
Accounts receivable, less allowance for doubtful accounts of $5 and $8 at June 30, 2012 and December 31, 2011, respectively	118,511	76,130
Other receivables	8,124	9,743
Inventory	103,776	87,800
Prepaid expenses	4,670	3,119
Deferred tax assets, net	12,803	12,125

Total Current Assets	454,301	391,243

Property, plant and equipment, net	81,981	75,295
Deferred tax assets, net	8,368	8,345
Goodwill	3,492	3,492
Other assets	14,323	7,131
Long-term investments	348,424	332,008

Total Assets	$910,889	$817,514

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$46,978	$29,404
Unearned revenue	27,251	9,965
Accrued expenses	12,577	5,876
Accrued wages and benefits	15,709	13,518
Income tax payable, net	10,677	3,169

Total Current Liabilities	113,192	61,932

Non-current unearned revenue	23,009	4,874
Other non-current liabilities	14,908	12,077
Bonds payable	46,500	46,500

Total Liabilities	197,609	125,383

Commitments and contingencies (see Note 14)
Stockholders’ Equity
Common stock, par value $0.01 per share; 200,000 shares authorized; 79,652 shares issued and 63,488 shares outstanding at June 30, 2012 and 79,652 shares issued and 63,703 shares outstanding at December 31, 2011	797	797
Additional paid-in capital	219,693	213,560
Accumulated other comprehensive income	14,681	13,102
Retained earnings	861,428	840,206
Less treasury stock at cost: 16,164 and 15,949 shares at June 30, 2012 and December 31, 2011, respectively	(383,319)	(375,534)

Total Stockholders’ Equity	713,280	692,131

Total Liabilities and Stockholders’ Equity	$910,889	$817,514

See notes to consolidated financial statements

ADTRAN, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Sales	$183,998	$184,227	$318,733	$349,749
Cost of sales	88,797	77,400	149,445	144,127

Gross Profit	95,201	106,827	169,288	205,622
Selling, general and administrative expenses	35,905	30,898	69,017	60,450
Research and development expenses	32,458	24,619	57,252	48,256

Operating Income	26,838	51,310	43,019	96,916

Interest and dividend income	1,926	2,003	3,787	3,792
Interest expense	(581)	(594)	(1,168)	(1,196)
Net realized investment gain	2,356	3,372	4,823	6,139
Other income (expense), net	492	(117)	633	(242)
Gain on bargain purchase of a business	1,753	—	1,753	—

Income before provision for income taxes	32,784	55,974	52,847	105,409

Provision for income taxes	(11,714)	(19,031)	(18,816)	(34,208)

Net Income	$21,070	$36,943	$34,031	$71,201

Weighted average shares outstanding – basic	63,619	64,690	63,720	64,441
Weighted average shares outstanding – diluted	64,393	66,135	64,628	66,044
Earnings per common share – basic	$0.33	$0.57	$0.53	$1.10
Earnings per common share – diluted	$0.33	$0.56	$0.53	$1.08
Dividend per share	$0.09	$0.09	$0.18	$0.18

See notes to consolidated financial statements

ADTRAN, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net Income	$21,070	$36,943	$34,031	$71,201

Other Comprehensive Income (Loss), net of tax:

Net change in unrealized gains (losses) on marketable securities	(5,054)	(3,140)	1,701	(5,791)
Reclassification adjustments for amounts included in net income	(181)	(236)	(179)	(395)
Foreign currency translation	(96)	369	58	456

Other Comprehensive Income (Loss), net of tax	(5,331)	(3,007)	1,580	(5,730)

Comprehensive Income, net of tax	$15,739	$33,936	$35,611	$65,471

See notes to consolidated financial statements

ADTRAN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$34,031	$71,201
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,615	5,469
Amortization of net premium on available-for-sale investments	4,330	2,992
Net realized gain on long-term investments	(4,823)	(6,139)
Net (gain) loss on disposal of property, plant and equipment	(204)	17
Gain on bargain purchase of a business	(1,753)	—
Stock-based compensation expense	4,432	4,165
Deferred income taxes	(2,427)	(192)
Tax benefit from stock option exercises	1,701	10,318
Excess tax benefits from stock-based compensation arrangements	(1,346)	(9,180)
Changes in operating assets and liabilities:
Accounts receivable, net	(43,062)	(12,373)
Other receivables	1,997	(6,463)
Income tax receivable, net	—	1,936
Inventory	5,548	(12,402)
Prepaid expenses and other assets	(1,527)	(176)
Accounts payable	12,877	14,703
Accrued expenses and other liabilities	13,099	1,870
Income tax payable, net	7,508	—

Net cash provided by operating activities	36,996	65,746

Cash flows from investing activities:
Purchases of property, plant and equipment	(7,787)	(6,287)
Proceeds from disposals of property, plant and equipment	266	—
Proceeds from sales and maturities of available-for-sale investments	138,307	237,459
Purchases of available-for-sale investments	(161,849)	(335,870)
Acquisition of business	7,496	—

Net cash used in investing activities	(23,567)	(104,698)

Cash flows from financing activities:
Proceeds from stock option exercises	4,328	33,022
Purchases of treasury stock	(13,432)	—
Dividend payments	(11,476)	(11,596)
Excess tax benefits from stock-based compensation arrangements	1,346	9,180

Net cash provided by (used in) financing activities	(19,234)	30,606

Net decrease in cash and cash equivalents	(5,805)	(8,346)
Effect of exchange rate changes	(206)	456
Cash and cash equivalents, beginning of period	42,979	31,677

Cash and cash equivalents, end of period	$36,968	$23,787

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expense during the reporting period. Our more significant estimates include the allowance for doubtful accounts, obsolete and excess inventory reserves, warranty reserves, customer rebates, allowance for sales returns, determination of the deferred revenue components of multiple element sales agreements, estimated costs to complete obligations associated with deferred revenues, estimated income tax contingencies, the fair value of stock-based compensation, impairment of goodwill, value and estimated lives of intangible assets, and the evaluation of other-than-temporary declines in the value of investments. Actual amounts could differ significantly from these estimates.

Recent Accounting Pronouncements

During the six months ended June 30, 2012, we adopted the following accounting standards, which had no material effect on our consolidated results of operations or financial condition:

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. While ASU 2011-05 changes the presentation of comprehensive income, it does not change the components that are recognized in net income or comprehensive income under current accounting guidance. This update is effective for fiscal years, and interim periods within those years, ending after December 15, 2011, with early adoption permitted. We adopted this amendment during the first quarter of 2012, and we have provided the disclosures required for the three and six months ended June 30, 2012 and 2011.

In December 2011, the FASB issued Accounting Standards Update No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12). ASU 2011-12 defers the effective date for certain presentation requirements that relate to reclassification adjustments and the effect of those reclassification adjustments on the financial statements. This update is effective for fiscal years, and interim periods within those years, ending after December 15, 2011, with early adoption permitted. We adopted this amendment during the first quarter of 2012. The adoption of this amendment had no effect on our consolidated results of operations and financial condition for the three and six months ended June 30, 2012.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). ASU 2011-04 is intended to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. The amendments are of two types: (i) those that clarify the Board’s intent about the application of existing fair value measurement and disclosure requirements and (ii) those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This update is effective for annual periods beginning after December 15, 2011. We adopted this amendment during the first quarter of 2012. The adoption of this amendment had no effect on our consolidated results of operations and financial condition for the three and six months ended June 30, 2012.

2. BUSINESS COMBINATIONS

On May 4, 2012, we acquired the Nokia Siemens Networks (NSN) Broadband Access business (NSN BBA business). This acquisition provides us with an established customer base in key markets and complementary, market-focused products and was accounted for as a business combination. We have included the financial results of the NSN BBA business in our consolidated financial statements since the date of acquisition.

We received a cash payment of $7.5 million from NSN and recorded a bargain purchase gain of $1.8 million, net of income taxes, subject to customary working capital adjustments between the parties. The bargain purchase gain represents the excess of the consideration exchanged over the fair value of the assets acquired and liabilities assumed. We have assessed the recognition and measurements of the assets acquired and liabilities assumed based on historical and pro forma data for future periods and have concluded that our valuation procedures and resulting measures were appropriate. The gain is included in the line item “Gain on bargain purchase of a business” in the 2012 Consolidated Statements of Income.

The preliminary allocation of the purchase price to the estimated fair value of the assets acquired and liabilities assumed at the acquisition date is as follows:

(In Thousands)
Other receivables	$395
Inventory	22,278
Property, plant and equipment	5,035
Accounts payable	(5,194)
Unearned revenue	(13,579)
Accrued expenses	(1,931)
Accrued wages and benefits	(2,251)
Deferred tax liability	(788)
Non-current unearned revenue	(18,059)

Net liabilities assumed	(14,094)

Customer relationships	5,162
Developed technology	3,176
Other	13
Gain on bargain purchase of a business, net of tax	(1,753)

Net consideration received by buyer	$(7,496)

The fair value of the customer relationships acquired was calculated using a discounted cash flow method (excess earnings) and is being amortized using a declining balance method derived from projected customer revenue over an average estimated useful life of 13 years. The fair value of the developed technology acquired was calculated using a discounted cash flow method (relief from royalty) and is being amortized using the straight-line method over an estimated useful life of five years.

The following supplemental pro forma information presents the financial results as if the acquisition of the NSN BBA business had occurred on January 1, 2011. This supplemental pro forma information does not purport to be indicative of what would have occurred had the acquisition of the NSN BBA business been completed on January 1, 2011, nor are they indicative of any future results.

The actual revenue and pre-tax income excluding the bargain purchase gain included in our Consolidated Statements of Income from May 4, 2012 to June 30, 2012 was $22.6 million and $(0.4) million, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2012	2011	2012	2011
Pro forma revenue	$40,164	$46,951	$74,070	$108,285
Pro forma pre-tax income	$(3,813)	$(14,138)	$(15,458)	$(21,040)
Weighted average exchange rate during the period (EURO/USD)	€1.00/$1.29	€1.00/$1.44	€1.00/$1.30	€1.00/$1.40

For the three and six months ended June 30, 2012, we incurred acquisition and integration related expenses and amortization of acquired intangibles of $3.9 million and $5.5 million, respectively, related to this acquisition.

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

For the three and six months ended June 30, 2012, we incurred acquisition and integration related expenses and amortization of acquired intangibles of $0.4 million and $0.9 million, respectively, related to this acquisition.

3. INCOME TAXES

Our effective tax rate increased from 32.5% in the six months ended June 30, 2011 to 35.6% in the six months ended June 30, 2012. The tax provision rate in the six months ended June 30, 2012 did not include the benefit of the research tax credit, which expired on December 31, 2011. The exclusion of this benefit during the six months ended June 30, 2012 resulted in a 2.2 percentage point increase in our effective tax rate. Also, decreased benefits from a lower volume of stock option exercises in the six months ended June 30, 2012 resulted in a 1.4 percentage point increase in our effective tax rate. Finally, the closure of an audit resulted in a 0.4 percentage point decrease in our effective tax rate for the six months ended June 30, 2012.

During the three months ended June 30, 2012, we acquired the NSN BBA business, which resulted in a bargain purchase gain reported on the income statement. The bargain purchase gain is presented net of tax in the income statement and a deferred tax liability was established in the opening balance sheet for the acquired entity.

4. PENSION BENEFIT PLAN

As a result of our acquisition of the NSN BBA business, we assumed a defined benefit obligation plan from NSN. As a result, we established a Contribution Trust Arrangement (CTA) as a vehicle to hold the pension assets. NSN has estimated the amount of the defined benefit obligation to be approximately $17.8 million. We are in the process of verifying the estimated defined benefit obligation in order to determine the value of assets to be transferred from NSN to us to fund the pension obligation. We anticipate the assets to be transferred will be equal to the defined benefit obligation as of the date of the acquisition.

The following table summarizes the components of net periodic pension cost for the period May 4, 2012 to June 30, 2012:

May 4, 2012 to
(In thousands)	June 30, 2012
Service cost	$190
Interest cost	127
Expected return on plan assets	(165)

Net periodic pension cost	$152

5. STOCK-BASED COMPENSATION

The following table summarizes the stock-based compensation expense related to stock options, restricted stock units (RSUs) and restricted stock for the three and six months ended June 30, 2012 and 2011, which was recognized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2012	2011	2012	2011
Stock-based compensation expense included in cost of sales	$97	$89	$198	$180

Selling, general and administrative expense	1,047	999	2,098	2,006
Research and development expense	1,067	988	2,136	1,979

Stock-based compensation expense included in operating expenses	2,114	1,987	4,234	3,985

Total stock-based compensation expense	2,211	2,076	4,432	4,165
Tax benefit for expense associated with non-qualified options	(302)	(276)	(603)	(716)

Total stock-based compensation expense, net of tax	$1,909	$1,800	$3,829	$3,449

The fair value of our stock options was estimated using the Black-Scholes model. The determination of the fair value of stock options on the date of grant using the Black-Scholes model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables that may have a significant impact on the fair value estimate.

There were no options granted during the three and six months ended June 30, 2012. The weighted-average assumptions and value of options granted for the three and six months ended June 30, 2011 are summarized as follows:

	Three Months	Six Months
	Ended	Ended
	June 30, 2011	June 30, 2011
Expected volatility	37.68%	37.68%
Risk-free interest rate	2.18%	2.18%
Expected dividend yield	0.86%	0.86%
Expected life (in years)	4.94	4.94
Weighted-average estimated value	$13.93	$13.93

The fair value of our RSUs is calculated using a Monte Carlo Simulation valuation method. There were no RSU grants during the six months ended June 30, 2012 or 2011.

The fair value of restricted stock is equal to the closing price of our stock on the date of grant. There were no restricted stock grants during the six months ended June 30, 2012 or 2011.

Stock-based compensation expense recognized in our Consolidated Statements of Income for the three and six months ended June 30, 2012 and 2011 is based on options, RSUs and restricted stock ultimately expected to vest, and has been reduced for estimated forfeitures. Estimated forfeitures for stock options were based upon historical experience and approximate 1.6% annually. We estimated a 0% forfeiture rate for our RSUs and restricted stock due to the limited number of recipients and historical experience for these awards.

As of June 30, 2012, total compensation expense related to non-vested stock options, RSUs and restricted stock not yet recognized was approximately $17.3 million, which is expected to be recognized over an average remaining recognition period of 2.5 years.

The following table is a summary of our stock options outstanding as of December 31, 2011 and June 30, 2012 and the changes that occurred during the six months ended June 30, 2012:

(In thousands, except per share amounts)	Number of Options	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life In Years	Aggregate Intrinsic Value
Options outstanding, December 31, 2011	5,400	$25.66	6.78	$27,270
Options granted	—	$—
Options cancelled/forfeited	(32)	$26.31
Options exercised	(225)	$19.25

Options outstanding, June 30, 2012	5,143	$25.94	6.36	$25,607

Options exercisable, June 30, 2012	2,833	$23.83	4.74	$19,317

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (the difference between ADTRAN’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2012. The aggregate intrinsic value will change based on the fair market value of ADTRAN’s stock.

The total pre-tax intrinsic value of options exercised during the three and six month periods ended June 30, 2012 was $0.6 million and $3.6 million, respectively.

The following table is a summary of our RSUs and restricted stock outstanding as of December 31, 2011 and June 30, 2012 and the changes that occurred during the six months ended June 30, 2012:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value
Unvested RSUs and restricted stock outstanding, December 31, 2011	90	$34.21
RSUs and restricted stock granted	—	$—
RSUs and restricted stock vested	—	$—
RSUs and restricted stock cancelled/forfeited	—	$—

Unvested RSUs and restricted stock, June 30, 2012	90	$34.21

6. INVESTMENTS

At June 30, 2012, we held the following securities and investments, recorded at either fair value or cost.

(In thousands)	Amortized Cost	Gross Unrealized		Carrying Value
		Gains	Losses
Deferred compensation plan assets	$10,598	$392	$(190)	$10,800
Corporate bonds	183,282	786	(333)	183,735
Municipal fixed-rate bonds	188,845	696	(23)	189,518
Municipal variable rate demand notes	46,790	—	—	46,790
Fixed income bond fund	846	—	—	846
Marketable equity securities	18,052	18,423	(603)	35,872

Available-for-sale securities held at fair value	$448,413	$20,297	$(1,149)	$467,561

Restricted investment held at cost				48,250
Other investments held at cost				2,062

Total carrying value of available-for-sale investments				$517,873

At December 31, 2011, we held the following securities and investments, recorded at either fair value or cost.

(In thousands)	Amortized Cost	Gross Unrealized		Carrying Value
		Gains	Losses
Deferred compensation plan assets	$7,994	$119	$(401)	$7,712
Corporate bonds	159,077	181	(2,505)	156,753
Municipal fixed-rate bonds	174,300	579	(53)	174,826
Municipal variable rate demand notes	69,660	—	—	69,660
Fixed income bond fund	527	194	—	721
Marketable equity securities	12,771	19,098	(559)	31,310

Available-for-sale securities held at fair value	$424,329	$20,171	$(3,518)	$440,982

Restricted investment held at cost				48,250
Other investments held at cost				2,123

Total carrying value of available-for-sale investments				$491,355

As of June 30, 2012, our corporate bonds and municipal fixed-rate bonds had the following contractual maturities:

(In thousands)	Corporate bonds	Municipal fixed-rate bonds
Less than one year	$39,614	$83,045
One to two years	114,900	56,268
Two to three years	29,221	7,210
Three to five years	—	42,995

Total	$183,735	$189,518

Our investment policy provides limitations for issuer concentration, which limits, at the time of purchase, the concentration in any one issuer to 5% of the market value of our total investment portfolio.

We review our investment portfolio for potential “other-than-temporary” declines in value on an individual investment basis. We assess, on a quarterly basis, significant declines in value which may be considered other-than-temporary and, if necessary, recognize and record the appropriate charge to write-down the carrying value of such investments. In making this assessment, we take into consideration qualitative and quantitative information, including but not limited to the following: the magnitude and duration of historical declines in market prices, credit rating activity, assessments of liquidity, public filings, and statements made by the issuer. We generally begin our identification of potential other-than-temporary impairments by reviewing any security with a fair value that has declined from its original or adjusted cost basis by 25% or more for six or more consecutive months. We then evaluate the individual security based on the previously identified factors to determine the amount of the write-down, if any. As a result of our review, we recorded an other-than-temporary impairment charge of $33 thousand during the six months ended June 30, 2012 related to eight marketable equity securities. For the six months ended June 30, 2011, we recorded an other-than-temporary impairment charge of $12 thousand related to three marketable equity securities.

Realized gains and losses on sales of securities are computed under the specific identification method. The following table presents gross realized gains and losses related to our investments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2012	2011	2012	2011
Gross realized gains	$2,631	$3,505	$5,300	$6,369
Gross realized losses	$(275)	$(133)	$(477)	$(230)

As of June 30, 2012 and 2011, gross unrealized losses related to individual securities that had been in a continuous loss position for 12 months or longer were not significant.

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

	Fair Value Measurements at June 30, 2012 Using
(In thousands)	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$9,250	$9,250	$—	$—

Available-for-sale securities
Deferred compensation plan assets	10,800	10,800	—	—
Available-for-sale debt securities
Corporate bonds	183,735	—	183,735	—
Municipal fixed-rate bonds	189,518	—	189,518	—
Municipal variable rate demand notes	46,790	—	46,790	—
Fixed income bond fund	846	846	—	—
Available-for-sale marketable equity securities
Equity securities – technology industry	18,053	18,053	—	—
Equity securities – other	17,819	17,819	—	—

Available-for-sale securities	467,561	47,518	420,043	—

Total	$476,811	$56,768	$420,043	$—

	Fair Value Measurements at December 31, 2011 Using
(In thousands)	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$13,696	$13,696	$—	$—

Available-for-sale securities
Deferred compensation plan assets	7,712	7,712	—	—
Available-for-sale debt securities
Corporate bonds	156,753	—	156,753	—
Municipal fixed-rate bonds	174,826	—	174,826	—
Municipal variable rate demand notes	69,660	—	69,660	—
Fixed income bond fund	721	721	—	—
Available-for-sale marketable equity securities
Equity securities – technology industry	18,743	18,743	—	—
Equity securities – other	12,567	12,567	—	—

Available-for-sale securities	440,982	39,743	401,239	—

Total	$454,678	$53,439	$401,239	$—

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

7. INVENTORY

At June 30, 2012 and December 31, 2011, inventory consisted of the following:

	June 30,	December 31,
(In thousands)	2012	2011
Raw materials	$49,669	$44,588
Work in process	4,272	3,954
Finished goods	49,835	39,258

Total	$103,776	$87,800

We establish reserves for estimated excess, obsolete, or unmarketable inventory equal to the difference between the cost of the inventory and the estimated fair value of the inventory based upon assumptions about future demand and market conditions. At June 30, 2012 and December 31, 2011, raw materials reserves totaled $8.6 million and $7.9 million, respectively, and finished goods inventory reserves totaled $1.6 million and $1.5 million, respectively.

8. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying value of goodwill, all of which is included in our Enterprise Networks division, for the six months ended June 30, 2012 are as follows:

(In thousands)
Balance, December 31, 2011	$3,492
Acquisitions	—
Impairment losses	—

Balance, June 30, 2012	$3,492

Balance as of June 30, 2012
Goodwill	$3,492
Accumulated impairment losses	—

Total goodwill	$3,492

We evaluate the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. When evaluating whether goodwill is impaired, we first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. If we determine that the two-step quantitative test is necessary, then we compare the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, then the amount of the impairment loss is measured. There were no impairment losses during the six months ended June 30, 2012.

The following table presents our intangible assets as of June 30, 2012 and December 31, 2011. Intangible assets are included in other assets in the accompanying Consolidated Balance Sheets and include intangibles acquired in conjunction with our acquisition of Objectworld Communications Corporation on September 15, 2009, Bluesocket, Inc. on August 4, 2011, and the NSN BBA business on May 4, 2012.

	June 30, 2012			December 31, 2011
(In thousands)	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Customer relationships	$6,559	$(361)	$6,198	$1,623	$(194)	$1,429
Developed technology	6,267	(704)	5,563	3,230	(303)	2,927
Intellectual property	2,340	(684)	1,656	2,340	(525)	1,815
Trade names	270	(55)	215	270	(28)	242
Other	13	(1)	12	—	—	—

Total	$15,449	$(1,805)	$13,644	$7,463	$(1,050)	$6,413

Amortization expense was $0.5 million and $0.1 million for the three months ended June 30, 2012 and 2011, respectively, and $0.8 million and $0.1 million for the six months ended June 30, 2012 and 2011, respectively.

As of June 30, 2012, the estimated future amortization expense of our intangible assets is as follows:

(In thousands)	Amount
Remainder of 2012	$1,145
2013	2,291
2014	2,141
2015	2,036
2016	1,796
Thereafter	4,235

Total	$13,644

9. STOCKHOLDERS’ EQUITY

A summary of the changes in stockholders’ equity for the six months ended June 30, 2012 is as follows:

(In thousands)	Stockholders’ Equity
Balance, December 31, 2011	$692,131
Net income	34,031
Dividend payments	(11,476)
Dividends accrued for unvested restricted stock units	(15)
Net change in unrealized gains and losses on marketable securities (net of deferred taxes)	1,701
Reclassification adjustment for amounts included in net income (net of deferred taxes)	(179)
Foreign currency translation adjustment	58
Proceeds from stock option exercises	4,328
Purchase of treasury stock	(13,432)
Tax benefits from stock option exercises	1,701
Stock-based compensation expense	4,432

Balance, June 30, 2012	$713,280

Stock Repurchase Program

Since 1997, our Board of Directors has approved multiple share repurchase programs that have authorized open market repurchase transactions of up to 35 million shares of our common stock. During the six months ended June 30, 2012, we repurchased 0.5 million shares of our common stock at an average price of $29.51 per share. We have the authority to purchase an additional 5.4 million shares of our common stock under plans approved by the Board of Directors on April 14, 2008 and October 11, 2011.

Stock Option Exercises

We issued 0.2 million shares of treasury stock during the six months ended June 30, 2012 to accommodate employee stock option exercises. The stock options had exercise prices ranging from $8.70 to $33.70. We received proceeds totaling $4.3 million from the exercise of these stock options during the six months ended June 30, 2012.

Dividend Payments

During the six months ended June 30, 2012, we paid cash dividends as follows (in thousands except per share amount):

Record Date	Payment Date	Per Share Amount	Total Dividend Paid
February 2, 2012	February 16, 2012	$0.09	$5,739
April 26, 2012	May 10, 2012	$0.09	$5,737

Other Comprehensive Income

Other comprehensive income consists of the net change in unrealized gains and losses on marketable securities, reclassification adjustments for amounts included in net income related to realized gains on previously impaired marketable securities and foreign currency translation adjustments.

The components of other comprehensive income for the three months ended June 30, 2012 and 2011 are as follows:

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Net change in unrealized gains (losses) related to marketable securities	$(8,285)	$3,231	$(5,054)	$(5,169)	$2,029	$(3,140)
Reclassification adjustment for amounts included in net income	(297)	116	(181)	(382)	146	(236)
Foreign currency translation adjustment	(96)	—	(96)	369	—	369

Total Other Comprehensive Income (Loss)	$(8,678)	$3,347	$(5,331)	$(5,182)	$2,175	$(3,007)

The components of other comprehensive income for the six months ended June 30, 2012 and 2011 are as follows:

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Net change in unrealized gains (losses) related to marketable securities	$2,789	$(1,088)	$1,701	$(8,493)	$2,702	$(5,791)
Reclassification adjustment for amounts included in net income	(294)	115	(179)	(581)	186	(395)
Foreign currency translation adjustment	58	—	58	456	—	456

Total Other Comprehensive Income (Loss)	$2,553	$(973)	$1,580	$(8,618)	$2,888	$(5,730)

10. EARNINGS PER SHARE

A summary of the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2012 and 2011 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2012	2011	2012	2011
Numerator
Net income	$21,070	$36,943	$34,031	$71,201

Denominator
Weighted average number of shares – basic	63,619	64,690	63,720	64,441
Effect of dilutive securities
Stock options	720	1,387	865	1,547
Restricted stock and restricted stock units	54	58	43	56

Weighted average number of shares – diluted	64,393	66,135	64,628	66,044

Net income per share – basic	$0.33	$0.57	$0.53	$1.10
Net income per share – diluted	$0.33	$0.56	$0.53	$1.08

Anti-dilutive options to purchase common stock outstanding were excluded from the above calculations. Anti-dilutive options totaled 2.5 million and 0.9 million for the three months ended June 30, 2012 and 2011, respectively, and 2.1 million and 0.9 million for the six months ended June 30, 2012 and 2011, respectively.

11. SEGMENT INFORMATION

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

The following table presents information about the reported sales and gross profit of our reportable segments for the three and six months ended June 30, 2012 and 2011. Asset information by reportable segment is not reported, since we do not produce such information internally.

	Three Months Ended
	June 30, 2012		June 30, 2011
(In thousands)	Sales	Gross Profit	Sales	Gross Profit
Carrier Networks	$152,707	$78,738	$150,492	$87,465
Enterprise Networks	31,291	16,463	33,735	19,362

Total	$183,998	$95,201	$184,227	$106,827

	Six Months Ended
	June 30, 2012		June 30, 2011
(In thousands)	Sales	Gross Profit	Sales	Gross Profit
Carrier Networks	$249,361	$131,621	$282,852	$166,963
Enterprise Networks	69,372	37,667	66,897	38,659

Total	$318,733	$169,288	$349,749	$205,622

Sales by Product

Our three major product categories are Carrier Systems, Business Networking and Loop Access.

Carrier Systems products are used by communications service providers to provide data, voice and video services to consumers and enterprises. The Carrier Systems category includes our broadband access products comprised of Total Access® 5000 multi-service access and aggregation platform products, Total Access 1100/1200 Series Fiber-To-The-Node (FTTN) products, hiX 5600 Series Multi-Service Access Node (MSAN), Ultra Broadband Ethernet (UBE) and Digital Subscriber Line Access Multiplexer (DSLAM) products. Our broadband access products are used by service providers around the world to deliver high-speed Internet access, Plain Old Telephone Service (POTS), Voice over Internet Protocol (VoIP), IP Television (IPTV), and/or Ethernet services from the central office or remote terminal locations to customer premises. The Carrier Systems category also includes our optical products. These products consist of optical multiplexers and transceivers including those used in our Optical Networking Edge (ONE) products, NetVanta 8000 series products, and our family of OPTI products. Optical products are used to deliver higher bandwidth services, aggregate large numbers of low bandwidth services, or transport wavelength services across a fiber optic infrastructure. Total Access 1500 products, 303 concentrator products, M13 multiplexer products, and a number of mobile backhaul products are also included in the Carrier Systems product category.

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

The table below presents sales information by product category for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2012	2011	2012	2011
Carrier Systems	$126,755	$112,289	$198,013	$199,039
Business Networking	36,590	35,699	79,732	72,062
Loop Access	20,653	36,239	40,988	78,648

Total	$183,998	$184,227	$318,733	$349,749

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

Subcategory revenues included in the above are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2012	2011	2012	2011
Core Products
Broadband Access (included in Carrier Systems)	$106,042	$77,062	$155,524	$128,844
Optical (included in Carrier Systems)	14,003	22,008	28,258	42,924
Internetworking (NetVanta & Multi-service Access Gateways) (included in Business Networking)	34,935	33,029	75,909	65,912

Subtotal	154,980	132,099	259,691	237,680

Legacy Products
HDSL (does not include T1) (included in Loop Access)	19,465	34,049	38,424	74,994
Other products (excluding HDSL)	9,553	18,079	20,618	37,075

Subtotal	29,018	52,128	59,042	112,069

Total	$183,998	$184,227	$318,733	$349,749

Sales by Geographic Region

The table below presents sales information by geographic area for the three and six months ended June 30, 2012 and 2011. International sales correlate to shipments with a non-U.S. destination.

	Three Months Ended		Six Months Ended
(In thousands)	June 30,		June 30,
	2012	2011	2012	2011
United States	$130,389	$160,804	$246,832	$313,917
International	53,609	23,423	71,901	35,832

Total	$183,998	$184,227	$318,733	$349,749

12. LIABILITY FOR WARRANTY RETURNS

Our products generally include warranties of 90 days to ten years for product defects. We accrue for warranty returns at the time revenue is recognized based on our estimate of the cost to repair or replace the defective products. We engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers. Our products continue to become more complex in both size and functionality as many of our product offerings migrate from line card applications to systems products. The increasing complexity of our products will cause warranty incidences, when they arise, to be more costly. Our estimates regarding future warranty obligations may change due to product failure rates, material usage, and other rework costs incurred in correcting a product failure. In addition, from time to time, specific warranty accruals may be recorded if unforeseen problems arise. Should our actual experience relative to these factors be worse than our estimates, we will be required to record additional warranty expense. Alternatively, if we provide for more reserves than we require, we will reverse a portion of such provisions in future periods. The liability for warranty obligations totaled $7.2 million at June 30, 2012 and $4.1 million at December 31, 2011. These liabilities are included in accrued expenses in the accompanying Consolidated Balance Sheets.

A summary of warranty expense and write-off activity for the six months ended June 30, 2012 and 2011 is as follows:

Six Months Ended June 30, (In thousands)	2012	2011
Balance at beginning of period	$4,118	$3,304
Plus: Amounts charged to cost and expenses	3,313	1,525
Amounts assumed on acquisition	1,932	—
Less: Deductions	(2,137)	(1,183)

Balance at end of period	$7,226	$3,646

13. RELATED PARTY TRANSACTIONS

We employ the law firm of our director emeritus for legal services. All bills for services rendered by this firm are reviewed and approved by our Chief Financial Officer. We believe that the fees for such services are comparable to those charged by other firms for services rendered to us. For the three and six month periods ended June 30, 2012 and 2011, we incurred fees of $10 thousand per month for these legal services.

14. COMMITMENTS AND CONTINGENCIES

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

We have committed to invest up to an aggregate of $7.9 million in two private equity funds, and we have contributed $8.4 million as of June 30, 2012, of which $7.7 million has been applied to these commitments.

15. SUBSEQUENT EVENTS

On July 10, 2012, we announced that our Board of Directors declared a quarterly cash dividend of $0.09 per common share to be paid to stockholders of record at the close of business on July 26, 2012. The payment date will be August 9, 2012. The quarterly dividend payment will be approximately $5.7 million. In July 2003, our Board of Directors elected to begin declaring quarterly dividends on our common stock considering the tax treatment of dividends and adequate levels of Company liquidity.

During the third quarter of 2012 and as of August 3, 2012, we repurchased 0.5 million shares of our common stock through open market purchases at an average cost of $21.08 per share. We have the authority to purchase an additional 4.9 million shares of our common stock under plans approved by the Board of Directors on April 14, 2008 and October 11, 2011.

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

See Note 11 of Notes to Consolidated Financial Statements in this report for further information regarding these product categories.

Sales were $184.0 million and $318.7 million for the three and six months ended June 30, 2012 compared to $184.2 million and $349.7 million for the three and six months ended June 30, 2011. Product revenues for our three primary growth areas, Broadband Access, Optical Access and Internetworking, were $155.0 million and $259.7 million for the three and six months ended June 30, 2012 compared to $132.1 million and $237.7 million for the three and six months ended June 30, 2011. Our gross margin decreased to 51.7% and 53.1% for the three and six months ended June 30, 2012 from 58.0% and 58.8% for the three and six months ended June 30, 2011. Our operating income margin decreased to 14.6% and 13.5% for the three and six months ended June 30, 2012 from 27.9% and 27.7% for the three and six months ended June 30, 2011. Net income was $21.1 million and $34.0 million for the three and six months ended June 30, 2012 compared to $36.9 million and $71.2 million for the three and six months ended June 30, 2011. Our effective tax rate increased to 35.7% for the three months ended June 30, 2012 from 34.0% for the three months ended June 30, 2011 and increased to 35.6% for the six months ended June 30, 2012 from 32.5% for the six months ended June 30, 2011. Earnings per share, assuming dilution, were $0.33 and $0.53 for the three and six months ended June 30, 2012 compared to $0.56 and $1.08 for the three and six months ended June 30, 2011.

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

ACQUISITION EXPENSES

On August 4, 2011, we closed on the acquisition of Bluesocket, Inc. and on May 4, 2012, we closed on the acquisition of the Nokia Siemens Networks (NSN) Broadband Access business (NSN BBA business). Acquisition related expenses, amortizations and adjustments for the three and six months ended June 30, 2012 for both transactions are as follows:

(In Thousands)	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Bluesocket, Inc. acquisition
Amortization of acquired intangible assets	$267	$485
Amortization of other purchase accounting adjustments	111	377

Subtotal	378	862

NSN BBA acquisition
Amortization of acquired intangible assets	172	172
Amortization of other purchase accounting adjustments	1,052	1,052
Acquisition related professional fees, travel and other expenses	2,705	4,285

Subtotal	3,929	5,509

Total acquisition related expenses, amortizations and adjustments	4,307	6,371
Tax effect	(1,361)	(2,039)

Total acquisition related expenses, amortizations and adjustments, net of tax	$2,946	$4,332

The acquisition related expenses, amortizations and adjustments above were recorded in the following Consolidated Statements of Income categories for the three and six months ended June 30, 2012:

(In Thousands)	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Revenue (adjustments to deferred revenue recognized in the period)	$508	$654
Cost of goods sold	669	806

Subtotal	1,177	1,460

Selling, general and administrative expenses	2,361	3,922
Research and development expenses	769	989

Subtotal	3,130	4,911

Total acquisition related expenses, amortizations and adjustments	4,307	6,371
Tax effect	(1,361)	(2,039)

Total acquisition related expenses, amortizations and adjustments, net of tax	$2,946	$4,332

RESULTS OF OPERATIONS – THREE AND SIX MONTHS ENDED JUNE 30, 2012 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2011

SALES

ADTRAN’s sales decreased 0.1% from $184.2 million in the three months ended June 30, 2011 to $184.0 million in the three months ended June 30, 2012, and decreased 8.9% from $349.7 million in the six months ended June 30, 2011 to $318.7 million in the six months ended June 30, 2012. The decrease in sales for the three months ended June 30, 2012 is primarily attributable to a $23.1 million decrease in sales of our HDSL and other legacy products and an $8.0 million decrease in sales of our Optical products, substantially offset by a $29.0 million increase in sales of our Broadband Access products and a $1.9 million increase in sales of our Internetworking products. The decrease in sales for the six months ended June 30, 2012 is primarily attributable to a $53.0 million decrease in sales of our HDSL and other legacy products, a $14.7 million decrease in sales of our Optical products, partially offset by a $26.7 million increase in sales of our Broadband Access products and a $10.0 million increase in sales of our Internetworking products.

Carrier Networks sales increased 1.5% from $150.5 million in the three months ended June 30, 2011 to $152.7 million in the three months ended June 30, 2012, and decreased 11.8% from $282.9 million in the six months ended June 30, 2011 to $249.4 in the six months ended June 30, 2012. The increase in sales for the three months ended June 30, 2012 is primarily attributable to increases in sales of our Broadband Access products and Internetworking NTE products, partially offset by decreases in sales of our Optical products and HDSL and other legacy products. The decrease in sales for the six months ended June 30, 2012 is primarily attributable to decreases in sales of our Optical products and HDSL and other legacy products. This decline was partially offset by the added sales of the NSN BBA business and an increase in sales of our Internetworking NTE products and organic Broadband Access products. Our organic Broadband Access sales for the six months ended June 30, 2012 were impacted by a delay in both the start and ramp-up of orders during the first quarter of this year from one of our larger carrier customers due to a new systems implementation. The declining trend in HDSL and other legacy products has been expected as we evolve our products towards packet-based technologies.

Enterprise Networks sales decreased 7.2% from $33.7 million in the three months ended June 30, 2011 to $31.3 million in the three months ended June 30, 2012, and increased 3.7% from $66.9 million in the six months ended June 30, 2011 to $69.4 million in the six months ended June 30, 2012. The decrease for the three months ended June 30, 2012 is primarily attributable to a decrease in sales of Internetworking products and legacy products. The increase for the six months ended June 30, 2012 is primarily attributable to an increase in Internetworking product sales, partially offset by a decrease in sales of legacy products. Internetworking product sales attributable to Enterprise Networks were 91.1% of the division’s sales in the three and six months ended June 30, 2012, compared to 85.4% and 85.2% in the three and six months ended June 30, 2011. Legacy products primarily comprise the remainder of Enterprise Networks sales. Enterprise Networks sales as a percentage of total sales decreased from 18.3% for the three months ended June 30, 2011 to 17.0% for the three months ended June 30, 2012 and increased from 19.1% for the six months ended June 30, 2011 to 21.8% for the six months ended June 30, 2012.

International sales, which are included in the Carrier Networks and Enterprise Networks amounts discussed above, increased 128.9% from $23.4 million in the three months ended June 30, 2011 to $53.6 million in the three months ended June 30, 2012, and increased 100.7% from $35.8 million in the six months ended June 30, 2011 to $71.9 million in the six months ended June 30, 2012. International sales, as a percentage of total sales, increased from 12.7% for the three months ended June 30, 2011 to 29.1% for the three months ended June 30, 2012, and increased from 10.2% for the six months ended June 30, 2011 to 22.6% for the six months ended June 30, 2012. International sales increased in the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011 primarily due to sales attributable to the acquired NSN BBA business and an increase in organic sales in Latin America.

Carrier System product sales increased $14.5 million in the three months ended June 30, 2012 and decreased $1.0 million in the six months ended June 30, 2012 compared to the three and six months ended June 30, 2011. The increase for the three months ended June 30, 2012 is primarily due to a $29.0 million increase in Broadband Access product sales, partially offset by an $8.0 million decrease in Optical product sales and a $6.5 million decrease in legacy product sales. The decrease for the six months ended June 30, 2012 is primarily due to a $14.7 million decrease in Optical product sales and a $13.0 million decrease in legacy product sales. This decline was partially offset by the added sales of the NSN BBA business and an increase in sales of our Internetworking NTE products and organic Broadband Access products.

Our organic Broadband Access sales for the six months ended June 30, 2012 were impacted by a delay in both the start and ramp-up of orders during the first quarter of this year from one of our larger carrier customers due to a new systems implementation. The declining trend in HDSL and other legacy products has been expected as we evolve our products towards packet-based technologies.

Business Networking product sales increased $0.9 million and $7.7 million in the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011. The increase for the three months ended June 30, 2012 is primarily due to a $1.9 million increase in Interworking product sales across both divisions, partially offset by a $1.0 million decrease in legacy product sales. The increase for the six months ended June 30, 2012 is primarily due to a $10.0 million increase in Interworking product sales across both divisions, partially offset by a $2.3 million decrease in legacy product sales. The decrease in sales of traditional products is a result of customers shifting to newer technologies. Many of these newer technologies are integral to our Internetworking product area.

Loop Access product sales decreased $15.6 million and $37.7 million in the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011. The decrease for the three months ended June 30, 2012 is primarily due to a $14.6 million decrease in HDSL product sales. The decrease for the six months ended June 30, 2012 is primarily due to a $36.6 million decrease in HDSL product sales.

COST OF SALES

As a percentage of sales, cost of sales increased from 42.0% in the three months ended June 30, 2011 to 48.3% in the three months ended June 30, 2012 and increased from 41.2% in the six months ended June 30, 2011 to 46.9% in the six months ended June 30, 2012. This increase is primarily attributable to lower gross margins related to the recently acquired NSN BBA business, customer price movements to achieve market share position and higher warranty costs.

Carrier Networks cost of sales, as a percent of division sales, increased from 41.9% in the three months ended June 30, 2011 to 48.4% in the three months ended June 30, 2012 and increased from 41.0% in the six months ended June 30, 2011 to 47.2% in the six months ended June 30, 2012. The increase in Carrier Networks cost of sales as a percentage of sales is primarily attributable to lower gross margins related to the recently acquired NSN BBA business, customer price movements to achieve market share position and higher warranty costs.

Enterprise Networks cost of sales, as a percent of division sales, increased from 42.6% in the three months ended June 30, 2011 to 47.4% in the three months ended June 30, 2012 and increased from 42.2% in the six months ended June 30, 2011 to 45.7% in the six months ended June 30, 2012. The increase is primarily attributable to lower cost absorption due to the lower production volumes, customer price movements to achieve market share position, and the impact of cost allocations between divisions.

An important part of our strategy is to reduce the product cost of each succeeding product generation and then to lower the product’s price based on the cost savings achieved. This may cause variations in our gross profit percentage due to timing differences between the recognition of cost reductions and the lowering of product selling prices.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased 16.2% from $30.9 million in the three months ended June 30, 2011 to $35.9 million in the three months ended June 30, 2012 and increased 14.2% from $60.5 million in the six months ended June 30, 2011 to $69.0 million in the six months ended June 30, 2012. The increase in selling, general and administrative expenses for the three and six month periods ended June 30, 2012 is primarily related to increases in staffing and fringe benefit costs due to increased headcount, including expenses and increased headcount related to the NSN BBA business acquired on May 4, 2012 and Bluesocket, Inc., which was acquired on August 4, 2011, professional services, legal services and travel expenses. The increases in professional services, legal services and travel expenses were primarily attributable to the acquired NSN BBA business.

Selling, general and administrative expenses as a percentage of sales increased from 16.8% in the three months ended June 30, 2011 to 19.5% in the three months ended June 30, 2012 and increased from 17.3% in the six months ended June 30, 2011 to 21.7% in the six months ended June 30, 2012. Selling, general and administrative expenses as a percentage of sales may fluctuate whenever there is a significant fluctuation in revenues for the periods being compared.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased 31.8% from $24.6 million in the three months ended June 30, 2011 to $32.5 million in the three months ended June 30, 2012 and increased 18.6% from $48.3 million in the six months ended June 30, 2011 to $57.3 million in the six months ended June 30, 2012. The increase in research and development expenses for the three and six months ended June 30, 2012 is primarily related to increases in staffing and fringe benefit costs due to increased headcount, including expenses and increased headcount related to the NSN BBA business acquired on May 4, 2012 and Bluesocket, Inc., which was acquired on August 4, 2011, and amortization of acquired intangible assets related to both acquisitions.

As a percentage of sales, research and development expenses increased from 13.4% in the three months ended June 30, 2011 to 17.6% in the three months ended June 30, 2012 and increased from 13.8% in the six months ended June 30, 2011 to 18.0% in the six months ended June 30, 2012. Research and development expenses as a percentage of sales will fluctuate whenever there are incremental product development activities or a significant fluctuation in revenues for the periods being compared.

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

INTEREST AND DIVIDEND INCOME

Interest and dividend income decreased 3.8% from $2.0 million in the three months ended June 30, 2011 to $1.9 million in the three months ended June 30, 2012 and was flat at $3.8 million for the six months ended June 30, 2011 and June 30, 2012. The decrease for the three months ended June 30, 2012 is primarily driven by a 6.6% reduction in the average rate of return on our investments as a result of lower interest rates, partially offset by a 13.2% increase in our average investment balances.

INTEREST EXPENSE

Interest expense, which is primarily related to our taxable revenue bond, remained constant at $0.6 million in each of the three months ended June 30, 2012 and 2011 and $1.2 million in each of the six months ended June 30, 2012 and 2011, respectively. See “Liquidity and Capital Resources” below for additional information on our revenue bond.

NET REALIZED INVESTMENT GAIN

Net realized investment gain decreased 30.1% from $3.4 million in the three months ended June 30, 2011 to $2.4 million in the three months ended June 30, 2012 and decreased 21.4% from $6.1 million in the six months ended June 30, 2011 to $4.8 million in the six months ended June 30, 2012. The higher amount of realized gains in the period ended June 30, 2011 is primarily driven by the sales of previously impaired assets in the deferred compensation plans and sales of other equity securities. See “Investing Activities” in “Liquidity and Capital Resources” below for additional information.

OTHER INCOME (EXPENSE), NET

Other income (expense), net, comprised primarily of miscellaneous income, gains and losses on foreign currency transactions, investment account management fees, scrap raw material sales, and gains and losses on the disposal of property, plant and equipment occurring in the normal course of business, changed from $0.1 million of expense in the three months ended June 30, 2011 to $0.5 million of income in the three months ended June 30, 2012 and changed from $0.2 million of expense in the six months ended June 30, 2011 to $0.6 million of income in the six months ended June 30, 2012.

INCOME TAXES

Our effective tax rate increased from 32.5% in the six months ended June 30, 2011 to 35.6% in the six months ended June 30, 2012. The tax provision rate in the six months ended June 30, 2012 did not include the benefit of the research tax credit, which expired on December 31, 2011. The exclusion of this benefit during the six months ended June 30, 2012 resulted in a 2.2 percentage point increase in our effective tax rate. Also, decreased benefits from a lower volume of stock option exercises in the six months ended June 30, 2012 resulted in a 1.4 percentage point increase in our effective tax rate. Finally, the closure of an audit resulted in a 0.4 percentage point decrease in our effective tax rate for the six months ended June 30, 2012.

During the three months ended June 30, 2012, we acquired the NSN BBA business, which resulted in a bargain purchase gain reported on the income statement. The bargain purchase gain is presented net of tax in the income statement and a deferred tax liability was established in the opening balance sheet for the acquired entity.

NET INCOME

As a result of the above factors, net income decreased $15.9 million from $36.9 million in the three months ended June 30, 2011 to $21.1 million in the three months ended June 30, 2012 and decreased $37.2 million from $71.2 million in the six months ended June 30, 2011 to $34.0 million in the six months ended June 30, 2012.

As a percentage of sales, net income decreased from 20.1% in the three months ended June 30, 2011 to 11.5% in the three months ended June 30, 2012 and decreased from 20.4% in the six months ended June 30, 2011 to 10.7% in the six months ended June 30, 2012.

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

At June 30, 2012, cash on hand was $37.0 million and short-term investments were $169.4 million, which resulted in available short-term liquidity of $206.4 million. At December 31, 2011, our cash on hand of $43.0 million and short-term investments of $159.3 million resulted in available short-term liquidity of $202.3 million. The increase in short-term liquidity from December 31, 2011 to June 30, 2012 primarily reflects funds provided by our operating activities, proceeds from stock option exercises and cash received from NSN as a result of our acquisition of the NSN BBA business, offset by an increase in the purchase of long-term investments, equipment acquisitions and dividends.

Operating Activities

Our working capital, which consists of current assets less current liabilities, increased 3.6% from $329.3 million as of December 31, 2011 to $341.1 million as of June 30, 2012. The quick ratio, defined as cash, cash equivalents, short-term investments, and net accounts receivable, divided by current liabilities, decreased from 4.50 as of December 31, 2011 to 2.87 as of June 30, 2012. The current ratio, defined as current assets divided by current liabilities, decreased from 6.32 as of December 31, 2011 to 4.01 as of June 30, 2012. The increase in our working capital and decreases in the quick ratio and the current ratio are primarily attributable to changes in the underlying assets and liabilities, including deferred revenue balances, relating to the acquired NSN BBA business.

Net accounts receivable increased 55.7% from $76.1 million at December 31, 2011 to $118.5 million at June 30, 2012. Our allowance for doubtful accounts was $8 thousand at December 31, 2011 and $5 thousand at June 30, 2012. Quarterly accounts receivable days sales outstanding (DSO) increased from 40 days as of December 31, 2011 to 59 days as of June 30, 2012. Net accounts receivable and DSO increased for the quarter ended June 30, 2012 due to trade receivables incurred during the months of May and June in the acquired NSN BBA business and the timing of shipments in the organic business during the quarter. Other receivables decreased from $9.7 million at December 31, 2011 to $8.1 million at June 30, 2012. Generally, the change in other receivables is due to the timing of shipments and payments received for raw materials supplied to our contract manufacturers.

Quarterly inventory turnover increased from 3.5 turns as of December 31, 2011 to 3.6 turns as of June 30, 2012. Inventory increased 18.2% from December 31, 2011 to June 30, 2012. The increase in inventory is primarily attributable to inventories acquired during the acquisition of the NSN BBA business. We expect inventory levels to fluctuate as we attempt to maintain sufficient inventory in response to seasonal cycles of our business; ensuring competitive lead times while managing the risk of inventory obsolescence that may occur due to rapidly changing technology and customer demand.

Accounts payable increased 59.8% from $29.4 million at December 31, 2011 to $47.0 million at June 30, 2012. The increase in accounts payable is primarily attributable to accounts payable incurred during the months of May and June in the acquired NSN BBA business. Additionally, accounts payable will fluctuate due to variations in the timing of the receipt of supplies, inventory and services and our subsequent payments for these purchases.

Investing Activities

Capital expenditures totaled approximately $7.8 million and $6.3 million for the six months ended June 30, 2012 and 2011, respectively. These expenditures were primarily used to purchase manufacturing and test equipment and computer software and hardware.

On May 4, 2012, we acquired the NSN BBA business. This acquisition provides us with an established customer base in key markets and complementary, market-focused products and was accounted for as a business combination. We received a cash payment of $7.5 million from NSN and recorded a bargain purchase gain of $1.8 million, net of income taxes, subject to customary working capital adjustments between the parties.

Our combined short-term and long-term investments increased $26.5 million from $491.4 million at December 31, 2011 to $517.9 million at June 30, 2012. This increase reflects the impact of additional funds available for investment provided by our operating activities and stock option exercises by our employees, reduced by our cash needs for equipment acquisitions and dividends, as well as net realized and unrealized losses and amortization of net premiums on our combined investments.

We invest all available cash not required for immediate use in operations primarily in securities that we believe bear minimal risk of loss. At June 30, 2012 these investments included municipal variable rate demand notes of $46.8 million, municipal fixed-rate bonds of $189.5 million and corporate bonds of $183.7 million. At December 31, 2011, these investments included municipal variable rate demand notes of $69.7 million, municipal fixed-rate bonds of $174.8 million and corporate bonds of $156.8 million. As of June 30, 2012, our corporate bonds, municipal fixed-rate bonds, and municipal variable rate demand notes were classified as available-for-sale and had a combined duration of 0.97 years with an average credit rating of AA-. Because our bond portfolio has a high quality rating and contractual maturities of a short duration, we are able to obtain prices for these bonds derived from observable market inputs, or for similar securities traded in an active market, on a daily basis.

Our long-term investments increased 4.9% from $332.0 million at December 31, 2011 to $348.4 million at June 30, 2012. The primary reason for the increase in our long-term investments during 2012 was cash generated from operations. Long-term investments at June 30, 2012 and December 31, 2011 included an investment in a certificate of deposit of $48.3 million, which serves as collateral for our revenue bonds, as discussed below. We have various equity investments included in long-term investments at a cost of $18.1 million and $12.8 million, and with a fair value of $35.9 million and $31.3 million, at June 30, 2012 and December 31, 2011, respectively.

Long-term investments at June 30, 2012 also include $10.8 million related to our deferred compensation plans; $2.1 million of other investments carried at cost, consisting of interests in two private equity funds and an investment in a privately held telecommunications equipment manufacturer; and $0.8 million of a fixed income bond fund.

We review our investment portfolio for potential “other-than-temporary” declines in value on an individual investment basis. We assess, on a quarterly basis, significant declines in value which may be considered other-than-temporary and, if necessary, recognize and record the appropriate charge to write-down the carrying value of such investments. In making this assessment, we take into consideration qualitative and quantitative information, including but not limited to the following: the magnitude and duration of historical declines in market prices, credit rating activity, assessments of liquidity, public filings, and statements made by the issuer. We generally begin our identification of potential other-than-temporary impairments by reviewing any security with a fair value that has declined from its original or adjusted cost basis by 25% or more for six or more consecutive months. We then evaluate the individual security based on the previously identified factors to determine the amount of the write-down, if any. As a result of our review, we recorded an other-than-temporary impairment charge of $33 thousand during the six months ended June 30, 2012 related to eight marketable equity securities. For the six months ended June 30, 2011, we recorded an other-than-temporary impairment charge of $12 thousand related to three marketable equity securities.

Financing Activities

Dividends

In July 2003, our Board of Directors elected to begin declaring quarterly dividends on our common stock considering the tax treatment of dividends and adequate levels of Company liquidity. During the six months ended June 30, 2012, we paid dividends totaling $11.5 million.

Debt

We have amounts outstanding under loans made pursuant to an Alabama State Industrial Development Authority revenue bond (the Bond) which totaled $47.0 million at June 30, 2012 and December 31, 2011. At June 30, 2012, the estimated fair value of the Bond was approximately $48.4 million, based on a debt security with a comparable interest rate and maturity and a Standard & Poor’s credit rating of A+. Included in long-term investments are restricted funds in the amount of $48.3 million at June 30, 2012 and December 31, 2011, which is a collateral deposit against the principal amount of the Bond. We have the right to set-off the balance of the Bond with the collateral deposit in order to reduce the balance of the indebtedness. The Bond matures on January 1, 2020, and bears interest at the rate of 5% per annum. In conjunction with this program, we are eligible to receive certain economic incentives from the state of Alabama that reduce the amount of payroll withholdings we are required to remit to the state for those employment positions that qualify under this program.

We are required to make payments in the amounts necessary to pay the principal and interest on the amounts currently outstanding. Based on positive cash flow from operating activities, we have decided to continue early partial redemptions of the Bond. It is our intent to make annual principal payments in addition to the interest amounts that are due. In connection with this decision, $0.5 million of the Bond debt has been classified as a current liability in accounts payable in the Consolidated Balance Sheet at June 30, 2012.

Stock Repurchase Program

Since 1997, our Board of Directors has approved multiple share repurchase programs that have authorized open market repurchase transactions of up to 35 million shares of our common stock. During the six months ended June 30, 2012, we repurchased 0.5 million shares of our common stock at an average price of $29.51 per share. We have the authority to purchase an additional 5.4 million shares of our common stock under plans approved by the Board of Directors on April 14, 2008 and October 11, 2011.

Stock Option Exercises

To accommodate employee stock option exercises, we issued 0.2 million shares of treasury stock for $4.3 million during the six months ended June 30, 2012. During the six months ended June 30, 2011, we issued 1.7 million shares of treasury stock for $33.0 million.

Off-Balance Sheet Arrangements and Contractual Obligations

We do not have off-balance sheet financing arrangements and have not engaged in any related party transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources. During the six months ended June 30, 2012, there have been no material changes in contractual obligations and commercial commitments from those discussed in our most recent Annual Report on Form 10-K for the year ended December 31, 2011 filed on February 29, 2012 with the SEC.

We have committed to invest up to an aggregate of $7.9 million in two private equity funds, and we have contributed $8.4 million as of June 30, 2012, of which $7.7 million has been applied to these commitments.

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

•

The failure to complete the integration of the NSN BBA business as soon as we expect or the failure to realize benefits from this acquisition as significant as we expect may affect our future results of operations and financial condition, and could affect our stock price.

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

•

We are required to periodically evaluate the value of our long-lived assets, including the value of intangibles acquired and goodwill resulting from business combinations. Any future impairment charges required may adversely affect our operating results.

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

We maintain depository investments with certain financial institutions. Although these depository investments may exceed government insured depository limits, we have evaluated the credit worthiness of these financial institutions, and determined the risk of material financial loss due to exposure of such credit risk to be minimal. As of June 30, 2012, $30.8 million of our cash and cash equivalents, primarily certain domestic money market funds and foreign depository accounts, were in excess of government provided insured depository limits.

As of June 30, 2012, approximately $427.5 million of our cash and investments may be directly affected by changes in interest rates. We have performed a hypothetical sensitivity analysis assuming market interest rates increase or decrease by 50 basis points (bps) for an entire year, while all other variables remain constant. At June 30, 2012, we held $165.0 million of cash and investments where a change in interest rates would impact our interest income. A hypothetical 50 bps decline in interest rates as of June 30, 2012 would reduce annualized interest income on our cash and investments by approximately $0.7 million. In addition, we held $356.8 million of fixed-rate municipal bonds and corporate bonds whose fair values may be directly affected by a change in interest rates. A hypothetical 50 bps increase in interest rates as of June 30, 2012 would reduce the fair value of our municipal fixed-rate bonds and corporate bonds by approximately $1.7 million.

As of June 30, 2011, approximately $437.9 million of our cash and investments was subject to being directly affected by changes in interest rates. We have performed a hypothetical sensitivity analysis assuming market interest rates increase or decrease by 50 bps for the entire year, while all other variables remain constant. A hypothetical 50 bps decline in interest rates as of June 30, 2011 would have reduced annualized interest income on our cash, money market instruments and municipal variable rate demand notes by approximately $0.2 million. In addition, a hypothetical 50 bps increase in interest rates as of June 30, 2011 would have reduced the fair value of our municipal fixed-rate bonds and corporate bonds by approximately $3.0 million.

For further information about the fair value of our available-for-sale investments as of June 30, 2012 see Note 6 of Notes to Consolidated Financial Statements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth repurchases of our common stock for the months indicated:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2012 – April 30, 2012	268,283	$29.68	268,283	5,588,679
May 1, 2012 – May 31, 2012	186,872	$29.27	186,872	5,401,807
June 1, 2012 – June 30, 2012	—	—	—	5,401,807

Total	455,155		455,155

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

ADTRAN, INC.
(Registrant)

Date: August 3, 2012	/s/ James E. Matthews
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