Form 10-K
period 2012-12-31
ADTRAN INC
filed 2013-02-28
CIK 926282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant on June 30, 2012 was $1,911,143,018 based on a closing market price of $30.19 as quoted on the NASDAQ Global Select Market. There were 62,067,169 shares of common stock outstanding as of February 13, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 8, 2013 are incorporated herein by reference in Part III.

ADTRAN, Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2012

-i-

PART I

ITEM 1. BUSINESS

Overview

ADTRAN, Inc. designs, manufactures and markets solutions and provides services and support for communications networks. Our solutions are widely deployed by providers of communications services (serviced by our Carrier Networks Division), and small, mid-sized and distributed enterprises (serviced by our Enterprise Networks Division), and enable voice, data, video and Internet communications across a variety of network infrastructures. Many of these solutions are currently in use by every major United States service provider, many global service providers, as well as many public, private and governmental organizations worldwide.

We were incorporated under the laws of Delaware in November 1985, and commenced operations in January 1986. We are headquartered in Cummings Research Park in Huntsville, Alabama. The mailing address at our headquarters is 901 Explorer Boulevard, Huntsville, Alabama, 35806. The telephone number at that location is (256) 963-8000.

Products and Services

We maintain two operating divisions based on our product and service offerings: the Carrier Networks Division and the Enterprise Networks Division. These divisions serve two distinct markets and support sales globally, operating as two reportable segments. In 2012, sales of Carrier Networks products accounted for 79.3% of total revenue, while sales of Enterprise Networks products accounted for 20.7%. Sales to countries outside of the United States are included in these aggregate divisional figures, but when accounted for separately, comprised 24.2% of total revenue. For more financial information about these divisions and geographic areas, see Note 11 to the Consolidated Financial Statements included in this report.

Our Carrier Networks Division offers products and services used by service providers to deliver voice, data and video services to their customers’ premises and mobile network cell sites. These products are located in central office exchanges or remote terminals, serving area interconnect locations and cell site locations for mobile networks. Our Enterprise Networks Division provides products and services used by enterprise customers to construct voice, data and video networks within the customer’s site or among distributed sites. Our combined product portfolio for both divisions consists of high-speed network access and communication devices that typically connect two ends of a circuit and transmit, route, and/or switch the data, voice, and/or video traffic traveling across that circuit. The bandwidth requirements of the circuit along with the type of technology being used determine the type of equipment needed.

Both of our divisions are positioned with product and service offerings that compete in the global communications industry and, specifically, in the areas of Ethernet and Internet Protocol (IP) based networks. As networks continue to migrate to IP-based architectures to deliver and utilize higher-bandwidth services, we have strengthened our technologies in our core product areas: Broadband Access, Optical and Internetworking.

For a discussion of risks associated with our products see “Risk Factors – We must continue to update and improve our products and develop new products in order to compete and to keep pace with improvements in communications technology”, and “Risk Factors – If our products do not interoperate with our customers’ networks, installations may be delayed or cancelled, which could harm our business”, in Item 1A of this report.

Network Access Infrastructure for Advanced Services

Networks are continuing to undergo a fundamental shift from circuit-based technologies to packet-based technologies, and converged networks are being implemented to address voice, video and data requirements in an effort to become more efficient. When voice was the dominant type of traffic in the network, networks were engineered to carry voice, integrating data into the architecture as necessary. Today, data is the dominant traffic type and networks continue to evolve to increase bandwidth enabling the transport of data, voice and video in an integrated architecture. As networks migrate toward integrated communications and entertainment services, both service providers and businesses are transitioning their networks to packet-based technologies, such as Ethernet and IP. We believe we are well positioned to support both existing services and newer advanced Ethernet and IP services.

We develop, market and support high-speed network access solutions for use across IP, Asynchronous Transfer Mode (ATM), and Time Division Multiplexed (TDM) architectures in both wireline and wireless network applications. Our solutions, including services and support, are used to deploy new broadband networks and to upgrade slower, established networks using copper, fiber and wireless technologies both in the United States and abroad.

Our three major product categories are Carrier Systems, Business Networking and Loop Access.

Carrier Systems products are used by communications service providers to provide data, voice and video services to consumers and enterprises. This category includes the following product areas and related services:

•	Broadband Access

•	Total Access® 5000 Multi-Service Access and Aggregation Platform (MSAP)

•	hiX family of MSAPs

•	Total Access 1100/1200 Series of Fiber to the Node (FTTN) products

•	Ultra Broadband Ethernet (UBE)

•	Digital Subscriber Line Access Multiplexer (DSLAM) products

•	Optical

•	Optical Networking Edge (ONE)

•	NetVanta 8000 Series

•	OPTI and TA 3000 optical products

•	Small Form-Factor Pluggable (SFP) products

•	TDM systems

•	Network Management Solutions

Business Networking products provide access to telecommunication services and facilitate the delivery of cloud connectivity, enterprise communications and virtual mobility to the small and mid-sized enterprise (SME) market. This category includes the following product areas and related services:

•	Internetworking products

•	Total Access IP Business Gateways

•	Optical Network Terminals (ONTs)

•	Bluesocket® virtual Wireless LAN (vWLAN®)

•	NetVanta®

•	Multiservice Routers

•	Managed Ethernet Switches

•	Unified Communications (UC) solutions

•	Carrier Ethernet Network Terminating Equipment (NTE)

•	Network Management Solutions

•	Integrated Access Devices (IADs)

Loop Access products are used by carrier and enterprise customers for access to copper-based telecommunications networks. The Loop Access category includes the following product areas:

•	High bit-rate Digital Subscriber Line (HDSL) products

•	Digital Data Service (DDS)

•	Integrated Services Digital Network (ISDN) products

•	T1/E1/T3 Channel Service Units/Data Service Units (CSUs/DSUs)

•	TRACER fixed-wireless products

In addition, we identify subcategories of product revenues, which we divide into core products and legacy products. Our core products consist of Broadband Access and Optical products (included in Carrier Systems) and Internetworking products (included in Business Networking). Our legacy products include HDSL products (included in Loop Access) and other products not included in the aforementioned core products.

Carrier Networks Division

Carrier service providers are constantly looking for innovative ways to leverage their core network to generate additional new revenue. By leveraging broadband digital services provided by next generation access products, carrier service providers are able to connect greater numbers of customers at higher speeds and with better quality of experience, allowing for new revenue generation. Our Carrier Networks Division supplies the network access products, services and support that these service providers require to connect their customers to core transmission and switching networks. Specifically, we deliver fiber and copper-based solutions that enable high speed digital services. Our customer base includes all of the Major Service Providers (which includes United States Incumbent Local Exchange Carriers (ILECs), Competitive Local Exchange Carriers (CLECs), and Cable MSOs), many independent operating companies, utilities, municipalities, major international carriers and wireless service providers. We have focused on opportunities in North America, with increasing emphasis on expanding into Europe and Latin America, as well as other regions of the world. With the acquisition of the Nokia Siemens Networks (NSN) Broadband Access business (NSN BBA business), the focus on regions outside of North America has increased significantly.

Carrier services enabled using our systems include traditional voice services, VoIP, IPTV, RF Video, high-speed Internet access, mobile broadband and data services based on Ethernet, frame relay, TDM, and ATM networks, connecting the network with user components such as switches, routers, gateways, IADs, PBXs, wireless LAN products and telephone key systems. ADTRAN devices deployed at the business site are enabling carriers to provide Ethernet services to SMEs and distributed enterprises. Our solutions provide a complete end-to-end solution for carriers by supporting both new fiber-based infrastructure and also allowing them to reuse their existing copper infrastructure, lowering their overall costs to deploy advanced Ethernet services to SMEs and distributed enterprises.

Service Provider Networks

Communications networks are transitioning from traditional TDM and circuit-switched technology to IP and Ethernet-based packet networks that offer services such as high-speed Internet access, VoIP and IPTV. We design solutions that allow service providers to leverage existing network assets by providing a migration path to new broadband technologies and services.

Continued competition from cable and wireless providers is forcing traditional wireline service providers to react with price incentives, service bundling, and network investments and modifications. Our products, services and support enable wireline providers to offer high-speed Internet access as well as VoIP and IPTV. Our MSAP products are used to provide multi-Gigabit Ethernet capability, increasing rates within the access network. Our optical technologies enable subscriber access solutions for Fiber-to-the-Premises (FTTP) and FTTN architectures. To offer higher-speed DSL services in support of Internet access and IPTV delivery, carriers are shortening copper loop lengths to increase bandwidth and gain a competitive advantage. Our MSAP combined with the FTTN series of outside plant DSLAM and UBE products are used to shorten copper loop lengths enabling wireline providers to deliver higher-speed network services.

Products marketed under the Total Access® and hiX brands offer service providers platforms that can accommodate the demand for a variety of high-speed Internet, voice, data and video services from businesses and residential customers. These modular, scalable and geographically distributed products offer advantages such as lower start-up costs, more flexible service deployment, greater network interface options, increased bandwidth, grow-as-you-go modularity, and centralized network management. Our products connect to both fiber optic and copper network backbones, making them suitable for installation in many parts of the network and enabling deployment of a wide range of voice, video and data services around the world.

The Total Access products as well as other ADTRAN products are accepted by the USDA Rural Utilities Service (RUS) as suitable for use in RUS-financed telecommunications systems. Deployed in central offices, remote terminals, or multi-tenant units, the Total Access® system encompasses carrier-class solutions for fiber and copper broadband multi-service access, DSL access, Carrier Ethernet access and narrowband multi-service access.

Products marketed under the hiX brand are focused on the European Telecommunications Standards Institute (ETSI) market. Its key strength is the ability to provide cost-effective residential and business broadband services including xDSL, Plain Old Telephone Service (POTS), and ISDN services. The primary application of the hiX 5600 Series is to enable Telecom Service Providers the ability to leverage their fully depreciated existing copper-based access network investment. The featured key application of the platform is data and voice with high density POTS. The application enables carriers to transition from legacy Public Switch Telephone Networks (PSTN) to VoIP networks in combination with broadband (typically ADSL2+ and VDSL2) service offerings.

Advanced IP Services

For wireline service providers, our broadband access products provide the ability to increase bandwidth and improve the quality of services to customers. These products are used in high-density central office applications, as well as lower-density applications that include remote terminals and outside plant deployments. These products are available in models that are temperature hardened for use in harsh, outside-plant environments and provide support for Ethernet delivery of advanced IP services over fiber or copper as well as legacy TDM and ATM networks.

High-speed Residential Services

Designed with fiber deployment in mind, the ADTRAN Total Access 5000 provides high-capacity switching and bandwidth for ultra-broadband services. Optical Line Terminals (OLTs) provide either a full 2.5 Gbps of dedicated bandwidth per Passive Optical Network (PON) or up to 1 Gbps per end user, enabling the delivery of advanced solutions like IPTV across an all-Ethernet architecture. The Total Access 5000 also offers the industry’s most comprehensive set of broadband solutions from an all-Ethernet platform. ADTRAN’s portfolio of ONTs, including Total Access 300 Series ONTs and ADTRAN Certified ONTs, provides carriers with the industry’s most widely differentiated set of service delivery options for residential, business and mobile backhaul opportunities. Total Access DSLAMS allow service providers to realize ultra-broadband speeds over their existing copper infrastructure; economically securing the broadband connection to the home and enabling the delivery of advanced communications and entertainment services. Capabilities like vectoring (a new cross-talk cancellation technology that extends rates and distances for VDSL2 services) and G.Fast are actively being developed to help service providers overcome the challenge of using existing copper facilities to compete with 100Mbps and higher service offerings without the need to invest in or overcome the obstacles associated with some FTTP architectures.

The Total Access 1100 Series of broadband access products provides an innovative approach to the successful deployment of FTTN architectures. Recognizing the technological and economic barriers of traditional cabinet-based DSL deployments, we designed this series of products to eliminate the need for expensive cabinet enclosures, heat exchangers and site construction, which account for a large portion of the total cost of deployment. In many cases, Total Access 1100 Series DSLAMs can deliver FTTN-based services for significantly less than traditional cabinet-based systems. This flexibility, combined with VDSL2 with system level vectoring, allows carriers to economically utilize the capacity of the existing copper network over the last mile.

The hiX series can be positioned as a residential MSAP delivering high density DSL and voice technologies. The hiX MSAP also supports residential point-to-point fiber applications. The product series leverages the latest technology in next generation VDSL2 with vectoring. Additionally, the hiX has a comprehensive voice feature set for ETSI markets.

Business Ethernet Services

Business Ethernet is growing with the proliferation of packet-based infrastructure in both enterprise and carrier networks. The implementation of Ethernet throughout the communications network provides benefits in equipment and operational savings. While Gigabit speeds are increasingly becoming available throughout the access network, they are far from being widespread. Ethernet’s increasing presence throughout the network is driving costs down, resulting in increasing availability to business customers. We provide Metro Ethernet Forum (MEF) compliant products that enable the delivery of these services.

ADTRAN has a complete portfolio of solutions for Business Ethernet services utilizing Fiber (EoF), Copper (EoCu) and TDM (EoTDM). These solutions enable cost-effective business Ethernet service delivery across a variety of network infrastructures. The Total Access 5000 supports standards-based copper pair bonding of xDSL loops for direct Ethernet service delivery. Leveraging a complete end-to-end solution with NetVanta 800 and NetVanta 8000 Series network termination equipment, the Total Access 5000 also offers an innovative approach to delivering Ethernet services by aggregating bonded copper, bonded circuits, and fiber, while supporting multi-megabit rates for MEF certified carrier Ethernet circuits. This combination allows carriers to ubiquitously offer Ethernet services across the entire network, enabling new revenue-generating services for businesses.

Packet Optical Networking and Optical Access

Mobile networks that were originally built for voice communications are now being optimized for data applications. This is putting a strain on the mobile backhaul network. With the introduction of carrier-class Ethernet technologies, operators can now take advantage of fiber facilities to achieve the highest traffic carrying capacity utilization of their embedded investment and provide a network migration path toward an all-packet network. With the integration of EoF in the Total Access 5000 and NetVanta 8000 platforms, ADTRAN offers a scalable solution that supports service migration as providers continue to strive to meet the customer demand for greater bandwidth. As wireless needs continue to grow, EoF is an ideal transport method for mobile backhaul networks and enables long-haul reach to residential and business networks.

ONE has been added to our product portfolio to enable high-performance packet optical services at the network edge and integrated optical transport solutions. ONE solutions combine right-sized core packet optical networking like miniature Reconfigurable Optical Add Drop Multiplexer (mini-ROADM), Wave Division Multiplexing (WDM), Scalable Carrier Ethernet, Optical Transport Network (OTN), and SONET/SDH with high-speed access services in the Total Access 5000 MSAP. ONE modules fit into the installed base or new deployments of the Total Access 5000 to deliver integrated access, aggregation, and transport enabling service providers to simplify service delivery and network operation to improve profitability. ONE enables service providers to deliver, aggregate, and transport carrier-grade services, including multiple 10Gbps interfaces. The ONE portfolio supports agile photonics and tunable pluggable optics. These advancements provide operators with a flexible, efficient and scalable network architecture, improving their market responsiveness and the transition from circuit-based to packet optical services.

Our OPTI® product family includes a multi-service provisioning platform, the OPTI-6100®, delivering high-speed Ethernet (addressing DS1/E1, DS3/E3, OC-3/STM-1, OC-12/STM-4, OC-48, and 10/100/1000Mb) connectivity and transport to cellular sites using a variety of fiber optic ring architectures. Our OPTI-3® fiber multiplexer provides OC-3 capacity in terminal mode and DS3 range extension applications. The OPTI-6100 chassis is available in small (SMX), medium (MX) and large (LMX) options addressing a broad range of applications with a variety of mounting options to meet unique customer requirements. Our solutions provide for optical transport in very compact enclosures for cell site traffic backhaul and feature single-fiber operation for maximum facility utilization and integration with the ADTRAN Total Access product family and associated multiplexers.

All of these products enable wireless and wireline service providers to more efficiently handle network traffic by consolidating multiple circuits into a single facility, upgrading their networks to support next-generation services, and improving backhaul efficiency. These devices provide a migration path from TDM systems to Ethernet/IP networks and also support techniques for bonding multiple physical circuits into a single virtual circuit.

Business-class Services

HDSL is a common technology for delivering bandwidth at rates of 1.544 Mbps (known as the DS1 or T1 rate) for infrastructure support, business customer services, and wireless network mobile backhaul services. The T1 interface is universally accepted throughout the United States. HDSL is the most common method of delivering the T1 interface in almost all applications. Our HDSL products are manufactured in a variety of configurations for use in every major DS1 deployment platform for voice and data services.

SHDSL products provide symmetrical solutions for the transport of high-speed, business-class services. The International Telecommunications Union (ITU), Alliance for Telecommunications Industry Solutions (ATIS) and the European Telecommunications Standards Institute (ETSI) have established standards for 2-wire and 4-wire SHDSL solutions. We were a key contributor to ITU, ATIS and ETSI SHDSL standards. Our SHDSL products, like many of our products, are standards-based, ensuring interoperability with other standards-based products.

Service and Support

In addition to our product portfolio and standard pre-sales and post-sales technical support, the Carrier Networks Division offers a variety of services to provide customers with deployment, maintenance and management services. Deployment service offerings include engineering, installation, configuration, turn-up and test, training, project management services, and fully engineered pre-assembled, wired rack and cabinet assemblies. Maintenance services are designed to protect customers’ networks from unnecessary downtime. We offer services such as managed spares, extended warranty, and remote or on-site technical support beyond standard warranty coverage. Management services facilitate remote management and monitoring of the service providers’ networks.

Network Management

As communications solutions and networks become more complex, the need for carrier-class management systems becomes vital to ensure operational efficiencies. A system-level view is necessary and service awareness is increasingly important. We develop and support systems to centralize the configuration, provisioning and management of our network access products. These systems are used to configure, monitor and control ADTRAN equipment installed in the network. These systems ensure communication with the service provider’s central management system to reduce technician dispatches and operating costs. Our Advanced Operational Environment products provide integrated, end-to-end, service-aware network management tools that enhance network planning, service activation, service assurance and decision support tools for our customers’ operations.

Enterprise Networks Division

With the increased speed, capacity and availability of broadband services to businesses and the proliferation of mobile broadband devices such as smartphones and tablets, both service providers and enterprises are rapidly migrating to cloud-based services and mobility for their communications and networking needs. Businesses of all sizes are increasingly using the cloud for voice, data, video, computing, storage and applications. As business workers adopt mobile devices both inside and outside the physical office, convergence with fixed VoIP and UC solutions are emerging. Voice capable wireless networks in the enterprise are beginning to converge with wired networks. Wireless-wireline convergence, along with the convergence of voice, data, and messaging from any location or device results in increased employee efficiency and productivity. Our Enterprise Networks Division is addressing these major market shifts by focusing on solutions in three key areas: Cloud Connectivity, Enterprise Communications and Virtual Mobility.

Cloud Connectivity

Our Cloud Connectivity solutions enable service providers to deliver hosted and bundled service offerings that enable businesses to connect to the public or private cloud. These bundled services include: Hosted Voice and Unified Communications, Hosted Wireless Local Area Networking (WLAN), Business Internet Access, Business Ethernet, Private Network, Session Initiation Protocol (SIP) Trunking, Enterprise Session Border Control (eSBC) functionality, Managed Security, Managed UC and SIP Trunking with PBX. ADTRAN Enterprise solutions offered as a key element of these business bundles include: IP Business Gateways (IPBGs), Access Routers, Ethernet Switches, and UC Solutions.

Our Total Access and NetVanta IPBGs are deployed by service providers at the demarcation point of the customer premises. An IPBG combines the functionality of a voice gateway, multiservice router and firewall into a single device. Our products offer a highly integrated, cost-effective platform for delivering cloud services to enterprise customers.

Our multiservice routers move data between networked computers over public or private IP, Frame Relay, Multi-Protocol Label Switching (MPLS) leased-line infrastructures or carrier-supplied Ethernet services. These devices provide features to route traffic between multiple destinations, secure the network against cyber-attacks, ensure the privacy of data as it is transported across the Internet, and restore communications in the event of equipment or network failure. Our multiservice routers provide Internet access and interconnect corporate locations. The NetVanta router portfolio, provided in modular and fixed-configuration, offers a wide assortment of business-class features including: Quality of Service (QoS), Firewall, VPN, Network Performance Monitoring and Voice Quality Monitoring (VQM). These features enable carriers to offer the highest quality service at an advantageous Total Cost of Ownership (TCO). When deployed in a workgroup environment with our managed Layer 2 and Layer 3 (L2/L3) Ethernet switches they provide connectivity from the WAN to the end user’s desktop computer and IP Phone. Our managed L2/L3 switches offer speeds up to multi-Gigabit and include Power over Ethernet (PoE) options.

Enterprise Communications

Our Enterprise Communications solutions are premises-based and enable businesses to become more productive and capable through efficient communication and communication enabled business processes. We provide enterprises with solutions from the network edge to the desktop that create business efficiency and capability, while driving employee productivity. Our Enterprise Communications solutions simplify network support and ensure ease of scalability, all while lowering the TCO. These solutions include UC, IP communications solutions, and wireless and wireline LAN infrastructure solutions.

Our NetVanta UC solutions enable businesses with up to 2,000 employees realize the benefits of UC. These UC products deliver end-to-end UC that bridges the gap between telephony, desktop communications productivity and business processes. Referred to as Communications-Enabled Business Processes (CEBP), NetVanta UC solutions enable businesses to increase workforce productivity and improve customer service. Our 7000 Series IP Communications solutions deliver an integrated, single-box solution for small business communications needs and combine the features of an IP PBX with the functionality of an Ethernet switch, a multi-service router, security features and WAN connectivity. Our award-winning NetVanta UC Server enables CEBP while providing simplicity and value to businesses that want to make a smooth transition from simple telephony to a UC solution without sacrificing PBX and business systems investments. There are five platforms in the NetVanta UC solutions portfolio: NetVanta 7000 UC Appliances, NetVanta UC Server, NetVanta Business Application Server, NetVanta Enterprise Communications Server and NetVanta Business Communications System.

Virtual Mobility

Our Virtual Mobility solutions deliver complete endpoint freedom across the enterprise by utilizing virtualized, cloud-based solutions for connectivity, communications and collaboration. With the proliferation of smart phones, tablets and wireless devices, end-users are now dictating which devices should be supported across the enterprise. This Bring Your Own Device (BYOD) trend has forced the proliferation of wireless connectivity campus wide, and is no longer limited to conference rooms and building lobbies. Users now expect to be able to roam seamlessly across the enterprise campus while maintaining a persistent IP session to support voice, video and other wireless applications without interruption. Our Virtual Mobility solutions empower users to access enterprise resources anytime, anywhere on any device and deliver a unified service experience. These solutions leverage the scalability, reliability and cost benefits of virtualization and are cloud-ready for easy deployment and management. Our portfolio of virtual mobility solutions include Bluesocket vWLAN products. These solutions complement our portfolio of internetworking solutions.

Common Operating System

We view the continued development and evolution of our operating system as critical to our success in bringing feature-rich, highly reliable, high-performance solutions to market. As such, the ADTRAN Operating System (AOS) is common across many of our internetworking products, optimizing our product development resources and minimizing time to market for new products and features. It also ensures common configuration practices, policies, protection schemes, and management interfaces for our carrier customers providing an advantage from a TCO perspective.

Configuration and Network Management

We develop and support network productivity tools and systems to centralize the configuration and management of our internetworking products. These tools aid in the management of networks powered by our internetworking products and includes the nCommand MSP (Managed Service Provider) management platform. nCommand MSP streamlines service providers product life cycle management efforts including remote monitoring and management of NetVanta or Total Access solutions. A web-based platform, nCommand MSP simplifies new device deployment and enables MSPs, service providers and enterprise IT organizations to deliver on Service Level Agreements (SLAs), improve customer service response time, reduce network downtime and proactively monitor and report network performance, all while reducing operational costs.

Service and Support

In addition to our product portfolio, we offer technical support services to ensure we are responsive to customers who have deployed our networking and infrastructure solutions. We provide pre-sales and post-sales technical support and a variety of training options. We offer installation and maintenance services designed to protect customers’ networks from unnecessary downtime. ADTRAN Custom Extended Services (ACES) guarantees priority access to technical support engineers and offers five different maintenance programs ranging from five days-a-week, eight hours-a-day and next business day equipment replacement to seven days-a-week, 24 hours-a-day and equipment replacement within four hours of notification. Our service and support offerings are available to all ADTRAN customers.

Customers

We have a diverse customer base which is segmented based on the markets served, and typically within each of our two divisions.

Customers of our Carrier Networks Division include major service providers, independent telephone companies, competitive service providers, Internet service providers, utilities, municipalities and wireless service providers. Major service providers and many smaller providers require product approval prior to adopting a vendor’s products for use in their networks. We are involved in a constant process of submitting new and succeeding generations of products for approval. Our products are widely deployed in many of the service provider networks.

Customers of our Enterprise Networks Division in the United States include major service providers, independent telephone companies and competitive service providers. Additionally, SME organizations purchase our solutions through a two-tier distribution channel. The two-tier distribution channel is comprised of several large distributor partners and an extensive network of value-added resellers (VARs) as described in “Distribution, Sales and Marketing” below. Furthermore, ADTRAN Enterprise Networks solutions are deployed internationally in various regions. Vertical markets where our solutions are used include retail, food service, healthcare, finance, government, education, manufacturing, military, transportation, hospitality and energy/utility.

Only a single customer, CenturyLink, Inc., comprised more than 10 percent of our revenue in 2012. The revenues from this customer are reported in both the Carrier Networks and Enterprise Networks segments.

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

Distribution, Sales and Marketing

We sell our Carrier Networks products globally through a combination of a direct sales organization and a distribution network. Our direct sales organization supports major accounts and has offices located in a number of domestic and international locations. Sales to most competitive service providers and independent telephone companies are fulfilled through a combination of direct sales and major technology distribution companies.

Prior to placing any orders, service providers typically require lengthy product qualification and standardization processes that can extend for several months or years. Orders, if any, are typically placed under single or multi-year supply agreements that are generally not subject to minimum volume commitments. Service providers generally prefer having two or more suppliers for most products, so individual orders are usually subject to competition based on some combination of total value, service, price, delivery, and other terms.

The majority of Enterprise Networks products are sold in the United States through a non-exclusive distribution network that consists, at the top level, of several distribution partners. These organizations then distribute products to an extensive network of VARs, system integrators, and service providers.

VARs and system integrators may be affiliated with the company as a channel partner, or they may purchase from a distributor in an unaffiliated fashion. Affiliated partners participate with us at various program levels based on sales volume and other factors to receive benefits such as product discounts, market development funds, technical support and training. We maintain field offices nationwide to support distributors, VARs and system integrators. The Enterprise Networks Division maintains a channel-based sales organization to facilitate sales to our partners.

A growing portion of our Enterprise Networks products are being sold to service providers for provisioning of converged voice and data service offerings for SME branch office end users. Similar to Carrier Networks products, Enterprise Networks products sold to service providers are fulfilled through a combination of direct sales and major technology distribution companies.

Outside of the United States, most Carrier products are sold through our direct sales organization and Enterprise products are sold through distribution arrangements customized for each region. Each region is supported by an ADTRAN field office that offers sales and support functions, and in some cases, warehousing and manufacturing support.

Our field sales organizations, distributors, and service provider customers receive support from regional-based marketing, sales, and customer support groups. Under certain circumstances, other headquarters personnel may become involved in sales and other activities.

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

During 2012, 2011, and 2010, product development expenditures totaled $126.0 million, $100.3 million, and $90.3 million, respectively. Our product development activities are an important part of our strategy. Because of rapidly changing technology and evolving industry standards, we plan to maintain an emphasis on product development levels each year.

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

We develop most of our products internally, although we sometimes license intellectual property for use in certain products. Internal development gives us more control over design and manufacturing issues related to our products and closer control over product costs. Our ability to continually reduce product costs is an important part of our overall business strategy. Our product development efforts are often centered on entering a market with improved technology, allowing us to offer products at competitive prices. We then compete for market share. We continually re-engineer successive generations of the product to improve our gross margin.

Product development activities focus on products to support both existing and emerging technologies in the communications industry in segments of our markets that we consider viable revenue opportunities. We are actively engaged in developing and refining technologies to support data, voice, and video transport primarily over IP/Ethernet network architectures. This includes Ethernet aggregation, fiber optic transport and access, DSL access, access routing, Ethernet switching, wireless LANs, integrated access, converged services, VoIP, network management, and professional services.

A centralized research function supports product development efforts throughout the company. This group provides guidance to our various product design and engineering teams in digital signal processing technologies, computer simulation and modeling, CAD/CAM tool sets, custom semiconductor design, industry standards, and technological forecasting.

Many communications issues, processes and technologies are governed by Standards Development Organizations (SDOs). These SDOs consist of representatives from various manufacturers, service providers and testing laboratories working to establish specifications and compliance guidelines for emerging communications technologies. We are an active participant in several SDOs and have assisted with the development of worldwide standards in many technologies.

We continue to be involved in the evolution of Ethernet technology by participating in the ITU-Telecommunications sector (ITU-T) and the MEF, which are standardizing technologies such as Carrier Ethernet traffic management, Ethernet Operations, Administration and Management (OAM), and Connectivity Fault Management. We continue to work in the SDOs on optical access, participating in activities in the ITU-T and Broadband Forum on next-generation PON technologies.

We are also involved in other standards development efforts related to maximizing the bandwidth potential of the copper pair to enable new applications. We participate in the ITU-T, where VDSL2, now with enhanced performance from G.Vector, and its short-range successor, G.Fast are being developed. We continue to be involved with the industry-wide interoperability and performance testing work related to those standards in the Broadband Forum.

For a discussion of risks associated with our research and development activities, see “Risk Factors – We must continue to update and improve our products and develop new products in order to compete and to keep pace with improvements in communications technology” and “Risk Factors – We engage in research and development activities to improve the application of developed technologies, and as a consequence may miss certain market opportunities enjoyed by larger companies with substantially greater research and development efforts who may focus on more leading edge development”, in Item 1A of this report.

Manufacturing and Operations

The principal steps in our manufacturing process include the purchase and management of materials, assembly, testing, final inspection, packing and shipping. We purchase parts and components for the assembly of some products from a large number of suppliers through a worldwide sourcing program. In addition, we manage a process that identifies the components that are best purchased directly by contract manufacturers for use in the assembly of our products to achieve manufacturing efficiency, quality and cost objectives. Certain key components used in our products are currently available from a single source, and other key components are available from only a limited number of sources. In the past, we have experienced delays in the receipt of certain key components, which has resulted in delays in related product deliveries. We attempt to manage these risks through developing alternative sources, by staging inventories at strategic locations, through engineering efforts designed to obviate the necessity of certain components, and by maintaining close contact and building long-term relationships with our suppliers.

We rely on subcontractors for assembly and testing of certain printed circuit board assemblies, sub-assemblies, chassis, enclosures and equipment shelves, and to purchase some of the raw materials used in such assemblies. We typically manufacture our lower-volume, higher-mix product assemblies at our manufacturing site in Huntsville, Alabama. We continue to build and test new product prototypes and many of our initial production units for our products in Huntsville, and later transfer the production of high-volume, low-mix assemblies to our subcontractors. Subcontract assembly operations can lengthen fulfillment cycle times, but we believe we can respond more rapidly to uncertainties in incoming order rates by selecting assembly subcontractors having significant reserve capacity and flexibility. Our subcontractors have proven to be flexible and able to meet our quality requirements. We conduct the majority of all transactions with our foreign suppliers in United States currency.

The majority of shipments of products to our U.S. customers occur from our facilities in Huntsville, Alabama, although we do fulfill customer orders from other locations near our customers’ sites. The majority of our products shipped to Europe, Middle East and Africa (EMEA) customers occur from locations in that region. We also ship directly from suppliers to a number of customers in the U.S. and international locations. Many of our facilities are certified pursuant to the most current releases of ISO 9001, TL 9000, and ISO 14001. Our Huntsville facilities are U.S. Customs-Trade Partnership Against Terrorism certified. Our products are also certified to certain other telephone company standards, including those relating to emission of electromagnetic energy and safety specifications.

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

Competition

We compete in markets for networking and communications equipment for service providers, businesses, government agencies and other organizations worldwide. Our products and services support the transfer of data, voice and video across service providers’ fiber, copper and wireless infrastructures, as well as across wide area networks, local area networks, and the Internet.

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

Competitors of our Carrier Networks Division include large, established firms such as Alcatel-Lucent, Fujitsu, Ciena, Huawei, ZTE, Ericsson, and Tellabs. There are also a number of smaller, specialized firms with which we compete, such as Actelis, Zhone Technologies, Calix Networks, Cyan, Overture Networks and other privately held firms.

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

Competitors of our Enterprise Networks Division include: Cisco Systems, Juniper Networks, Avaya, Hewlett Packard, Enterasys Networks, Extreme Networks, Aruba Networks, ShoreTel, Aerohive, Ruckus and other smaller companies. Some of these companies compete in a single product segment, while others compete across multiple product lines.

For further discussion of risks associated with our competition, see “Risk Factors – We must continue to update and improve our products and develop new products in order to compete and to keep pace with improvements in communications technology” and “Risk Factors – We compete in markets that have become increasingly competitive, which may result in reduced gross profit margins and market share”, in Item 1A of this report.

Backlog and Inventory

A substantial portion of our shipments in any fiscal period relate to orders received and shipped in that fiscal period for customers under agreements containing non-binding purchase commitments. Further, a significant percentage of orders require delivery within a few days. These factors normally result in very little order backlog or order flow visibility. Additionally, backlog levels may vary because of seasonal trends, timing of customer projects and other factors that affect customer order lead times. We believe that because we fill a substantial portion of customer orders within the fiscal quarter of receipt, backlog is not a meaningful indicator of actual sales for any succeeding period.

To meet this type of demand, we have implemented supply chain management systems to manage the production process. We also maintain a substantial finished goods inventory. Our practice of maintaining sufficient inventory levels to assure prompt delivery of our products and services increases the amount of inventory that may become obsolete. The obsolescence of this inventory may require us to write down the value of the obsolete inventory, which may have an adverse effect on our operating results.

Government Regulation

In the United States, our products must comply with various regulations and standards defined by the Federal Communications Commission (FCC) and Underwriters Laboratories (UL). Products sold internationally may be required to comply with regulations or standards established by communications authorities in various countries, as well as those of certain international bodies. For instance, environmental legislation within the European Union (EU) may increase our cost of doing business internationally as we amend our products to comply with these requirements. The EU issued a directive on the restriction of certain hazardous substances in electronic and electrical equipment (RoHS), enacted the Waste Electrical and Electronic Equipment (WEEE) directive to mandate the funding, collection, treatment, recycling and recovery of WEEE by producers of electrical or electronic equipment into Europe, and enacted a regulation concerning the Registration, Evaluation, Authorization and Restriction of Chemicals (REACH). We continue to implement measures to comply with the RoHS directive, the WEEE directive and the REACH regulation as individual countries issue their implementation guidance.

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

Employees

As of December 31, 2012, we had 2,045 full-time employees in the United States and in our international subsidiaries located in Canada, Mexico, the Asia-Pacific region, Europe and the Middle East region. The majority of ADTRAN GmbH employees, our international subsidiary in Germany, are subject to collective bargaining agreements of either the Association of Metal and Electrical Industry in Berlin and Brandenburg e.V. or NORDMETALL Association of Metal and Electrical Industry e.V. A small number of our other employees are represented by a collective bargaining agreement. We have never experienced a work stoppage and we believe that our relationship with our employees is good.

We also utilize significant numbers of contractors and temporary employees in various manufacturing, engineering and sales capacities, domestically and internationally, as needed.

Intellectual Property

The ADTRAN corporate logo is a registered trademark of ADTRAN. The name “ADTRAN” is a registered trademark of ADTRAN. A number of our product identifiers and names also are registered. We claim rights to a number of unregistered trademarks as well.

We have ownership of at least 493 patents related to our products and have approximately 261 additional patent applications pending, of which at least nine have been approved and are in the process of being issued by the U.S. Patent and Trademark Office. The average remaining duration of our patents as of December 31, 2012 was approximately 9.5 years. We will continue to seek additional patents from time to time related to our research and development activities. We do not derive any material amount of revenue from the licensing of our patents.

We protect our intellectual property and proprietary rights in accordance with good legal and business practices. We believe, however, that our competitive success will not depend on the ownership of intellectual property, but instead will depend primarily on the innovative skills, technical competence and marketing abilities of our personnel.

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

Our operating results have been and will continue to be subject to quarterly and annual fluctuations as a result of numerous factors. These factors include, but are not limited to:

•	Fluctuations in demand for our products and services, especially with respect to significant network expansion projects undertaken by communications service providers;

•	Continued growth of communications network traffic and the adoption of communication services and applications by enterprise and consumer end users;

•	Changes in sales and implementation cycles for our products and reduced visibility into our customers’ spending plans and associated revenue;

•	Reductions in demand for our legacy products as new technologies gain acceptance;

•	Our ability to maintain appropriate inventory levels and purchase commitments;

•	Price and product competition in the communications and networking industries, which can change rapidly due to technological innovation;

•	The overall movement toward industry consolidation among both our competitors and our customers;

•

Our dependence on sales of our products by channel partners, the timing of their replenishment orders, the potential for conflicts and competition involving our channel partners and large end use customers and the potential for consolidation among our channel partners;

•	Variations in sales channels, product cost or mix of products and services sold;

•	Delays in receiving product acceptance from certain customers as defined under contract, for shipments near the end of a reporting period;

•	Our ability to maintain high levels of product support and professional services;

•	Manufacturing and customer order lead times;

•	Fluctuations in our gross margin, and the factors that contribute to this as described below;

•	Our ability to achieve cost reductions;

•	The ability of our customers, channel partners, and suppliers to obtain financing or to fund capital expenditures;

•	Our ability to execute on our strategy and operating plans;

•	Benefits anticipated from our investments in engineering, sales and marketing activities;

•	The effects of climate change and other natural events; and

•	The effect of political or economic conditions, terrorist attacks, acts of war, or other unrest in certain international markets.

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

In the past, under certain market conditions, long manufacturing lead times have caused our customers to place the same order multiple times. When this multiple ordering occurs, along with other factors, it may cause difficulty in predicting our sales and, as a result, could impair our ability to manage parts inventory effectively.

We plan our operating expense levels based primarily on forecasted revenue levels. These expenses and the impact of long-term commitments are relatively fixed in the short term. A shortfall in revenue could lead to operating results being below expectations because we may not be able to quickly reduce these fixed expenses in response to short-term business changes.

The failure to realize future benefits from the acquisition of the NSN BBA business as significant as we expect may affect our future results of operations and financial condition, and could affect our stock price.

On May 4, 2012, we executed the acquisition of the NSN BBA business. The future revenues of the NSN BBA business may be materially different from those shown in the 8-K, press release and analysts’ call announcing the planned acquisition transaction, which could reduce the anticipated benefits of the acquisition. Should this occur, we may experience an adverse effect on our business or negative reactions from the financial markets, which may cause a decrease in the market price of our stock.

General economic conditions may reduce our revenues and harm our operating results.

Economic conditions may contribute to a slowdown in communications industry spending, including specific market segments in which we operate. The potential reoccurrence of these trends and their duration and depth are difficult to predict. Capital spending for network infrastructure projects of our largest customers could be delayed or cancelled in response to reduced consumer spending, tight capital markets or declining liquidity trends. Sustained trends of this nature could have a material, adverse effect on our revenues, results of operations and financial condition.

Our exposure to the credit risks of our customers and distributors may make it difficult to collect accounts receivable and could adversely affect our operating results and financial condition.

Most of our sales are made on an open credit basis, frequently with payment terms of 30 to 45 days in the United States and typically longer in many geographic markets outside the United States. As a result of our acquisition of the NSN BBA business, our sales to customers outside of the United States as a percentage of our total sales have increased. As a result, our total accounts receivable balance will likely increase. Our days sales outstanding could also increase as a result of greater mix of international sales. Additionally, international laws may not provide the same degree of protection against defaults on accounts receivable as provided under United States laws governing domestic transactions; therefore, as our international business grows, we may be subject to higher bad debt expense compared to historical trends. Overall, we monitor individual customer payment capability in granting such open credit arrangements, seek to limit such open credit to amounts that we believe customers can pay, and maintain reserves we believe are adequate to cover exposure for doubtful accounts. In the course of our sales to customers, we may encounter difficulty collecting accounts receivable and could be exposed to risks associated with uncollectible accounts receivable. We may be exposed to similar credit risks relating to collections from distributors of our products, and we apply similar processes to monitor and reserve for any exposures. Turmoil in the financial markets could impact certain of our customers’ ability to maintain adequate credit facilities with financial institutions, thereby potentially impacting their ability to pay their debts. While we attempt to monitor these situations carefully and attempt to take appropriate measures to collect accounts receivable balances, there are no assurances we can avoid accounts receivable write-downs or write-off of doubtful accounts. Such write-downs or write-offs could negatively affect our operating results for the period in which they occur, and could potentially have a material adverse effect on our results of operations and financial condition.

We expect gross margin to vary over time, and our level of product gross margin may not be sustainable.

Our level of gross margins may not be sustainable and may be adversely affected by numerous factors, including:

•	Changes in customer, geographic, or product mix, including the mix of configurations and professional services revenue within each product group;

•	Introduction of new products by competitors, including products with price-performance advantages;

•	Our ability to reduce product cost;

•	Increases in material or labor cost;

•	Expediting costs incurred to meet customer delivery requirements;

•	Excess inventory and inventory holding charges;

•	Obsolescence charges;

•	Changes in shipment volume;

•	Our ability to absorb fixed manufacturing costs during short-term fluctuations in customer demand;

•	Loss of cost savings due to changes in component pricing or charges incurred due to inventory holding periods if parts ordering does not correctly anticipate product demand;

•	Lower than expected benefits from value engineering;

•	Increased price competition, including competitors from Asia, especially China;

•	Changes in distribution channels;

•	Increased warranty cost;

•	Liquidated damages costs relating to customer contractual terms; and

•	Our ability to manage the impact of foreign currency exchange rate fluctuations relating to pricing to our international customers.

We must continue to update and improve our products and develop new products in order to compete and to keep pace with improvements in communications technology.

The markets for our products are characterized by rapidly changing technology, evolving industry standards, and continuing improvements in the communications service offerings of common service providers. If technologies or standards applicable to our products, or common service provider offerings based on our products, become obsolete or fail to gain widespread commercial acceptance, our existing products or products under development may become obsolete or unmarketable. Moreover, the introduction of products embodying new technologies, the emergence of new industry standards, or changes in common service provider offerings could adversely affect our ability to sell our products. For instance, we offer a large number of products that apply primarily to the delivery of high-speed digital communications over the local loop utilizing copper wire. We compete favorably with our competitors by developing a high-performance line of these products. We market products that apply to fiber optic transport in the local loop. We expect, however, that use of coaxial cable and mobile wireless access in place of local loop access will increase. Also, non-traditional providers, such as cable television companies, are increasing their presence in the local loop. To meet the requirements of these new delivery systems and to maintain our market position, we may have to develop new products or modify existing products.

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

As discussed above under “Business – Government Regulation”, in the United States, our products must comply with various regulations and standards defined by the FCC and UL. Products sold internationally may be required to comply with regulations or standards established by communications authorities in various countries, as well as those of certain international bodies. Although we believe our products are currently in compliance with domestic and international standards and regulations in countries in which we currently sell, there can be no assurance that we will be able to design our products to comply with evolving standards and regulations in the future. Further, the cost of complying with the evolving standards and regulations, or the failure to obtain timely domestic or foreign regulatory approvals or certification such that we may not be able to sell our products where these standards or regulations apply, may adversely affect our results of operations and financial condition.

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

Historically, a large percentage of our sales have been made to major service providers and larger independent communications companies. In 2012, these customers continued to comprise over half of our revenue. As long as the major and larger independent communications companies represent such a substantial percentage of our total sales, our future success will significantly depend upon certain factors which are not within our control, including:

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

We are heavily dependent on subcontractors for the assembly and testing of certain printed circuit board assemblies, subassemblies, chassis, enclosures and equipment shelves, and the purchase of some raw materials used in such assemblies. This reliance involves several risks, including the unavailability of, or interruptions in, access to certain process technologies and reduced control over product quality, delivery schedules, transportation, manufacturing yields and costs. We may not be able to provide product order volumes to our subcontractors that are high enough to achieve sufficient cost savings. If shipments fall below forecasted levels, we may incur increased costs or be required to take ownership of excess inventory. Changes in international tariff structures could adversely impact our product costs. In addition, a significant component of maintaining cost competitiveness is the ability of our subcontractors to adjust their own costs to compensate for possible adverse exchange rate movements. To the extent that the subcontractors are unable to do so, and we are unable to procure alternative product supplies, then our own competitiveness and results of operations could be adversely impaired. These risks may be exacerbated by economic or political uncertainties, terrorist actions, the effects of climate change, natural disasters or pandemics in the foreign countries in which our subcontractors are located.

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

Certain raw materials and key components used in our products are currently available from only one source, and others are available from only a limited number of sources. The availability of these raw materials and supplies may be subject to market forces beyond our control. From time to time, there may not be sufficient quantities of raw materials and supplies in the marketplace to meet customer demand. Many companies utilize the same raw materials and supplies that we do in the production of their products. Companies with more resources than our own may have a competitive advantage in obtaining raw materials and supplies due to greater buying power. These factors can result in reduced supply, higher prices of raw materials, and delays in the receipt of certain of our key components, which in turn may generate increased costs, lower margins, and delays in product delivery, with a corresponding adverse effect on sales, customer relationships, and revenue. Furthermore, due to general economic conditions in the United States and globally, our suppliers may experience financial difficulties, which could result in increased delays, additional costs, or loss of a supplier. We attempt to manage these risks through developing alternative sources, by staging inventories at strategic locations, through engineering efforts designed to obviate the necessity of certain components, and by building long-term relationships and close contact with each of our key suppliers; however, we cannot assure you that delays in or failures of deliveries of key components, either to us or to our contract manufacturers, and consequent delays in product deliveries, will not occur in the future.

The Security and Exchange Commission has adopted disclosure requirements regarding the use of “conflict minerals” mined from the Democratic Republic of Congo and adjoining countries and procedures regarding a manufacturer’s efforts to prevent the sourcing of such minerals and metals produced from those minerals. The implementation of these requirements could affect the availability of metals used in the manufacture of a limited number of raw material parts contained in our products. This may reduce the number of suppliers who provide conflict free metals, and may affect our ability to obtain products in sufficient quantities or at competitive prices. Our material sourcing is broad based and multi-tiered. While we are taking steps to identify sourcing based on recommended standards for our industry, we may not be able to conclusively verify the origins for all metals used in our products.

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

The continuing growth of our international operations could expose us to additional risks, increase our costs and adversely affect our operating results and financial condition.

We are expanding our presence in international markets, which represented 24.2% of our net sales for 2012, and as a result, we anticipate increased sales and operating costs in these markets. This international expansion may increase our operational risks and impact our results of operations, including:

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

The NSN BBA acquisition may result in future impairment charges and other cost amortizations and we cannot assure that revenues from the acquired business will offset any additional costs incurred. If we are unable to successfully address the potential risks associated with our overall international expansion, our operating results and financial condition may be negatively impacted.

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

We have significant investments in corporate and municipal fixed-rate bonds and municipal variable rate demand notes. Through December 31, 2012, we have not been required to impair any of these investments; however, we may experience a reduction in value or loss of liquidity in these investments, which may have an adverse effect on our results of operations, liquidity and financial condition. Fixed rate interest securities may have their fair value adversely impacted due to a rise in interest rates, while variable rate securities may produce less income than expected if interest rates fall. Our investments are subject to general credit, liquidity, market, and interest rate risks, which may increase because of conditions in the financial markets and related credit liquidity issues. Consequently, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if we are forced to sell securities that decline in fair value due to changes in interest rates.

Our long-term investments include $35.2 million of marketable equity securities. At December 31, 2012, our total marketable equity securities, which included more than 400 individual securities, had unrealized gains of $14.6 million, which includes an unrealized gain of $11.2 million related to a single security. If market conditions deteriorate in 2013, we may be required to record impairment charges related to our marketable equity securities.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in Item 7, Part II of this report and “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A, Part II of this report for more information about our investments.

Changes in our effective tax rate or assessments arising from tax audits may have an adverse impact on our results.

We are subject to taxation in various jurisdictions, both domestically and internationally, in which we conduct business. Significant judgment is required in the determination of our provision for income taxes and this determination requires the interpretation and application of complex and sometimes uncertain tax laws and regulations. Our effective tax rate may be adversely impacted by changes in the mix of earnings between jurisdictions with different statutory tax rates, in the valuation of our deferred tax assets, and by changes in tax rules and regulations. For instance, the availability and timing of lapses in the United States research tax credit, the accounting of uncertain tax positions, the amount of our estimated tax deduction for manufacturer’s domestic production activities under Internal Revenue Code Section 199 and our inability to utilize current losses and net operating loss carry-forwards generated by our foreign subsidiaries where valuation allowances are required may add more variability to our future effective tax rates. We currently receive corporate income tax credits under a program administered by the Alabama State Industrial Development Authority in connection with revenue bonds issued to provide funding for expansion of our corporate facilities. We cannot be certain that the state of Alabama will continue to make these corporate income tax credits available; therefore, we may not realize the full benefit of these incentives, which would increase our effective tax rate. Also, employment related tax benefits are currently accounted for in our effective tax rate. In addition, we are subject to examination of our income tax returns by the Internal Revenue Service and various other jurisdictions in which we conduct business. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our results of operations and financial condition.

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

Our business has grown significantly since its inception. Our success is dependent in large part on the continued employment of our executive officers, including Thomas R. Stanton, our Chief Executive Officer, and other key management personnel. The unplanned departure of one or more of these individuals could adversely affect our business. In addition, for ADTRAN to continue as a successful entity we must also be able to attract and retain key engineers and technicians whose expertise helps us maintain competitive advantages. We do not have employment contracts or non-compete agreements with any of our employees. We believe that our future success will depend, in large part, upon our ability to continue to attract, retain, train, and motivate highly-skilled employees who are in great demand. Stock option grants are designed to reward employees for their long-term contributions and to provide incentives for them to remain with us. Changes to our overall compensation program, including our stock option incentive program, may adversely affect our ability to retain key employees. Properly managing our continued growth, avoiding the problems often resulting from such growth and expansion, and continuing to operate in the manner which has proven successful to us to date will be critical to the future success of our business.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our headquarters and principal administrative, engineering and manufacturing facilities are located on an 82-acre campus in Cummings Research Park in Huntsville, Alabama. Two office buildings serve both our Carrier Networks and Enterprise Networks Divisions. These facilities can accommodate up to 3,000 employees. We lease engineering facilities in the U.S., Europe and India that are used to develop products sold by our Carrier Networks Division. We lease engineering facilities in the U.S. and Canada that are used to develop products sold by our Enterprise Networks division.

In addition, we lease office space in North America, Latin America, EMEA, and the Asia-Pacific region, providing sales and service support for both of our divisions.

These cancelable and non-cancelable leases expire at various times through 2018. For more information, see Note 12 of the Notes to Consolidated Financial Statements included in this report.

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

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below, in accordance with General Instruction G(3) of Form 10-K and Instruction 3 of Item 401(b) of Regulation S-K, is certain information regarding the executive officers of ADTRAN. Unless otherwise indicated, the information set forth is as of December 31, 2012.

Thomas R. Stanton	Age 48
2007 to present	Chief Executive Officer and Chairman of the Board
2005 – 2007	Chief Executive Officer and Director
2001 – 2005	Senior Vice President and General Manager, Carrier Networks
1999 – 2001	Vice President and General Manager, Carrier Networks
1995 – 1999	Vice President, Carrier Networks Marketing
1995	Vice President, Marketing & Engineering – Transcrypt International, Inc.
1994 – 1995	Senior Director, Marketing – E.F. Johnson Company
1993 – 1994	Director, Marketing – E.F. Johnson Company

James E. Matthews	Age 56
2007 to present	Senior Vice President – Finance, Chief Financial Officer, Treasurer, Secretary and Director
2001 – 2007	Senior Vice President – Finance, Chief Financial Officer and Treasurer
1999 – 2001	Chief Financial Officer – Home Wireless Networks, Inc.
1998 – 1999	Chief Executive Officer – Miltope Group, Inc.
1995 – 1998	Vice President, Finance and Chief Financial Officer – Miltope Group, Inc.
1992 – 1995	Controller – Hughes Training, Inc.

Michael K. Foliano	Age 52
2006 to present	Senior Vice President, Global Operations
2005 – 2006	Senior Vice President, Sales, Services and Supply Chain – Somera Communications Inc.
2004 – 2005	Senior Vice President, Global Operations – Somera Communications Inc.
2002 – 2004	Senior Director, Global Logistics and Customer Operations – Lucent Technologies
2001 – 2002	Executive General Manager, Mobility Supply Chain – Lucent Technologies
2000 – 2001	Stanford University Sloan Fellow – Lucent Technologies
1997 – 2000	Vice President, Global Provisioning Center – Lucent Technologies
1995 – 1997	Manufacturing Operations Plant Manager – Lucent Technologies/AT&T Network Systems

Raymond R. Schansman	Age 56
2006 to present	Senior Vice President and General Manager, Enterprise Networks
2001 – 2006	Vice President, Carrier Networks Engineering
1998 – 2001	Engineering Director, Carrier Networks Systems
1996 – 1998	Engineering Manager, Enterprise Networks Systems
1989 – 1996	Program Manager – SCI Systems, Inc.
1986 – 1989	Vice President, System and Product Engineering – General Digital Industries
1983 – 1986	Senior Design Engineer – General Digital Industries

James D. Wilson, Jr.	Age 42
2006 to present	Senior Vice President and General Manager, Carrier Networks
2005 – 2006	Vice President, Product Marketing, Carrier Networks
2002 – 2005	Director, Product Management, Carrier Networks
1998 – 2002	Director, Product Management, Loop Technologies, Carrier Networks
1996 – 1998	Manager, Engineering Operations – Wyle Laboratories, Inc.
1992 – 1996	Manager, Program Development – Wyle Laboratories, Inc.

Robert A. Fredrickson	Age 62
1996 to present	Vice President – Carrier Networks Sales
1996	Vice President, Broadband Business Development – DSC Communications Corporation
1991 – 1996	Senior Director, Access Products – DSC Communications Corporation

Kevin W. Schneider	Age 49
2003 to present	Vice President – Chief Technology Officer
1999 – 2003	Vice President – Technology
1996 – 1999	Chief Scientist
1992 – 1996	Staff Scientist

There are no family relationships among our directors or executive officers. All officers are elected annually by, and serve at the discretion of, the Board of Directors of ADTRAN.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

ADTRAN’s common stock is traded on the NASDAQ Global Select Market under the symbol ADTN. As of February 7, 2013, ADTRAN had 224 stockholders of record and approximately 30,600 beneficial owners of shares held in street name. The following table shows the high and low closing prices per share for our common stock as reported by NASDAQ for the periods indicated.

	Common Stock Prices
	High	Low
2012
First Quarter	$38.42	$29.01
Second Quarter	$31.07	$28.02
Third Quarter	$29.55	$17.28
Fourth Quarter	$20.14	$15.65
2011
First Quarter	$47.24	$36.28
Second Quarter	$43.20	$37.31
Third Quarter	$42.55	$26.46
Fourth Quarter	$34.30	$25.99

The following table shows the shareholder dividends paid in each quarter of 2012 and 2011. The Board of Directors presently anticipates that it will declare a regular quarterly dividend so long as the present tax treatment of dividends exists and adequate levels of liquidity are maintained.

	Dividends per Common Share
	2012	2011
First Quarter	$0.09	$0.09
Second Quarter	$0.09	$0.09
Third Quarter	$0.09	$0.09
Fourth Quarter	$0.09	$0.09

Stock Repurchases

The following table sets forth repurchases of our common stock for the months indicated.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2012 – October 31, 2012	200,000	$15.74	200,000	4,478,188
November 1, 2012 – November 30, 2012	407,644	$18.73	407,644	4,070,544
December 1, 2012 – December 31, 2012	—	—	—	4,070,544

Total	607,644		607,644

(1)

On October 11, 2011, our Board of Directors approved repurchases of up to 5,000,000 shares of our common stock. This plan is being implemented through open market purchases from time to time as conditions warrant.

ITEM 6. SELECTED FINANCIAL DATA

Income Statement Data (1)
(In thousands, except per share amounts)
Year Ended December 31,	2012	2011	2010	2009	2008
Sales
Carrier Networks Division	$492,096	$569,579	$476,030	$371,349	$392,219
Enterprise Networks Division	128,518	147,650	129,644	112,836	108,457

Total sales	620,614	717,229	605,674	484,185	500,676
Cost of sales	303,971	302,911	246,811	197,223	201,771

Gross profit	316,643	414,318	358,863	286,962	298,905
Selling, general and administrative expenses	134,523	124,879	114,699	99,446	103,286
Research and development expenses	125,951	100,301	90,300	83,285	81,819

Operating income	56,169	189,138	153,864	104,231	113,800
Interest and dividend income	7,657	7,642	6,557	6,933	8,708
Interest expense	(2,347)	(2,398)	(2,436)	(2,430)	(2,514)
Net realized investment gain (loss)	9,550	12,454	11,008	(1,297)	(2,409)
Other income (expense), net	183	(694)	(804)	131	688
Gain on bargain purchase of a business	1,753	—	—	—	—

Income before provision for income taxes	72,965	206,142	168,189	107,568	118,273
Provision for income taxes	(25,702)	(67,565)	(54,200)	(33,347)	(39,692)

Net income	$47,263	$138,577	$113,989	$74,221	$78,581

Year Ended December 31,	2012	2011	2010	2009	2008
Weighted average shares outstanding – basic	63,259	64,145	62,490	62,459	63,549
Weighted average shares outstanding – assuming dilution (2)	63,774	65,416	63,879	63,356	64,408
Earnings per common share – basic	$0.75	$2.16	$1.82	$1.19	$1.24
Earnings per common share – assuming dilution (2)	$0.74	$2.12	$1.78	$1.17	$1.22
Dividends declared and paid per common share	$0.36	$0.36	$0.36	$0.36	$0.36

Balance Sheet Data (In thousands)
At December 31,	2012	2011	2010	2009	2008
Working capital (3)	$339,405	$329,311	$304,952	$278,044	$212,740
Total assets	$886,381	$817,514	$691,974	$564,463	$473,615
Total debt	$46,500	$47,000	$48,000	$48,250	$48,750
Stockholders’ equity	$692,406	$692,131	$572,322	$452,515	$375,819

(1)

Net income for 2012, 2011, 2010, 2009 and 2008 includes stock-based compensation expense under the Stock Compensation Topic of the Financial Accounting Standards Board Accounting Standards Codification of $8.0 million, $7.8 million, $7.1 million, $6.4 million and $6.7 million, respectively, net of tax, related to stock option awards. See Note 3 of Notes to the Consolidated Financial Statements.

(2)	Assumes exercise of dilutive stock options calculated under the treasury method. See Notes 1 and 13 of Notes to Consolidated Financial Statements.

(3)	Working capital consists of current assets less current liabilities.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

ADTRAN, Inc. designs, manufactures and markets solutions and provides services and support for communications networks. Our solutions are widely deployed by providers of communications services (serviced by our Carrier Networks Division), and small, mid-sized and distributed enterprises (serviced by our Enterprise Networks Division), and enable voice, data, video and Internet communications across a variety of network infrastructures. Many of these solutions are currently in use by every major United States service provider, many global service providers, as well as many public, private and governmental organizations worldwide.

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

Our three major product categories are Carrier Systems, Business Networking and Loop Access.

Carrier Systems products are used by communications service providers to provide data, voice and video services to consumers and enterprises. This category includes the following product areas and related services:

•	Broadband Access

•	Total Access® 5000 Multi-Service Access and Aggregation Platform (MSAP)

•	hiX family of MSAPs

•	Total Access 1100/1200 Series of Fiber to the Node (FTTN) products

•	Ultra Broadband Ethernet (UBE)

•	Digital Subscriber Line Access Multiplexer (DSLAM) products

•	Optical

•	Optical Networking Edge (ONE)

•	NetVanta 8000 Series

•	OPTI and TA 3000 optical products

•	Small Form-Factor Pluggable (SFP) products

•	TDM systems

•	Network Management Solutions

Business Networking products provide access to telecommunication services and facilitate the delivery of cloud connectivity, enterprise communications and virtual mobility to the small and mid-sized enterprise (SME) market. This category includes the following product areas and related services:

•	Internetworking products

•	Total Access IP Business Gateways

•	Optical Network Terminals (ONTs)

•	Bluesocket® virtual Wireless LAN (vWLAN®)

•	NetVanta®

•	Multiservice Routers

•	Managed Ethernet Switches

•	Unified Communications (UC) solutions

•	Carrier Ethernet Network Terminating Equipment (NTE)

•	Network Management Solutions

•	Integrated Access Devices (IADs)

Loop Access products are used by carrier and enterprise customers for access to copper-based telecommunications networks. The Loop Access category includes the following product areas:

•	High bit-rate Digital Subscriber Line (HDSL) products

•	Digital Data Service (DDS)

•	Integrated Services Digital Network (ISDN) products

•	T1/E1/T3 Channel Service Units/Data Service Units (CSUs/DSUs)

•	TRACER fixed-wireless products

In addition, we identify subcategories of product revenues, which we divide into core products and legacy products. Our core products consist of Broadband Access and Optical products (included in Carrier Systems) and Internetworking products (included in Business Networking). Our legacy products include HDSL products (included in Loop Access) and other products not included in the aforementioned core products. Many of our customers are migrating their networks to deliver higher bandwidth services by utilizing newer technologies. We believe that products and services offered in our core product areas position us well for this migration. Despite occasional increases, we anticipate that revenues of many of our legacy products, including HDSL, will decline over time; however, revenues from these products may continue for years because of the time required for our customers to transition to newer technologies.

Sales were $620.6 million in 2012 compared to $717.2 million in 2011 and $605.7 million in 2010. Total sales of products in our three core areas, Broadband Access, Optical and Internetworking, decreased 1.7% in 2012 compared to 2011 and increased 48.2% in 2011 compared to 2010. Our gross profit margin decreased in 2012 to 51.0% from 57.8% in 2011 and 59.3% in 2010. Net income was $47.3 million in 2012 compared to $138.6 million in 2011 and $114.0 million in 2010. Earnings per share, assuming dilution, were $0.74 in 2012 compared to $2.12 in 2011 and $1.78 in 2010. Earnings per share in 2012, 2011 and 2010 include the effect of the repurchase of 1.8 million, 1.1 million and 0.7 million shares of our stock in those years, respectively.

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

•

We review customer contracts to determine if all of the requirements for revenue recognition have been met prior to recording revenues from sales transactions. We generally record sales revenue upon shipment of our products, net of any rebates or discounts, since: (i) we generally do not have significant post-delivery obligations, (ii) the product price is fixed or determinable, (iii) collection of the resulting receivable is probable, and (iv) product returns are reasonably estimable. We generally ship products upon receipt of a purchase order from a customer. We evaluate shipping terms and we record revenue on products shipped in accordance with the terms of each respective contract where applicable, or under our standard shipping terms for purchase orders accepted without a contract, generally FOB shipping point. In the case of consigned inventory, revenue is recognized when the customer assumes ownership of the product. Contracts that contain multiple deliverables are evaluated to determine the units of accounting, and the revenue from the arrangement is allocated to each item requiring separate revenue recognition based on the relative selling price and corresponding terms of the contract. We strive to use vendor-specific objective evidence of selling price. When this evidence is not available, we are generally not able to determine third-party evidence of selling price because of the extent of customization among competing products or services from other companies. We record revenue associated with installation services when all contractual obligations are complete. Contracts that include both installation services and product sales are evaluated for revenue recognition in accordance with the respective contract terms. As a result, depending on contract terms, installation services may be considered as a separate deliverable item or may be considered an element of the delivered product. Either the purchaser, ADTRAN, or a third party can perform installation of our products. Revenues related to maintenance services are recognized on a straight line basis over the contract term.

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

Prior to issuing payment terms to a new customer, we perform a detailed credit review of the customer. Credit limits and payment terms are established for each new customer based on the results of this credit review. Collection experience is reviewed periodically in order to determine if the customer’s payment terms and credit limits need to be revised. We maintain allowances for doubtful accounts for losses resulting from the inability of our customers to make required payments. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, we may be required to make additional allowances. If circumstances change with regard to individual receivable balances that have previously been determined to be uncollectible (and for which a specific reserve has been established), a reduction in our allowance for doubtful accounts may be required. Our allowance for doubtful accounts was $6 thousand at December 31, 2012 and $8 thousand at December 31, 2011.

•

We carry our inventory at the lower of cost or market, with cost being determined using the first-in, first-out method. We use standard costs for material, labor, and manufacturing overhead to value our inventory. Our standard costs are updated on at least a quarterly basis and any variances are expensed in the current period; therefore, our inventory costs approximate actual costs at the end of each reporting period. We write down our inventory for estimated obsolescence or unmarketable inventory by an amount equal to the difference between the cost of inventory and the estimated fair value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, we may be required to make additional inventory write-downs. Our reserve for excess and obsolete inventory was $12.0 million and $9.4 million at December 31, 2012 and 2011, respectively. Inventory write-downs charged to the reserve were $0.5 million, $0.7 million and $0.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

We have categorized our cash equivalents held in money market funds and our investments held at fair value into a three-level fair value hierarchy based on the priority of the inputs to the valuation technique for the cash equivalents and investments as follows: Level 1 – Values based on unadjusted quoted prices for identical assets or liabilities in an active market; Level 2 – Values based on quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability; Level 3 – Values based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs include information supplied by investees. At December 31, 2012, we categorized $47.2 million and $395.9 million of our available-for-sale investments as Level 1 and Level 2, respectively, and $28.1 million of our cash equivalents as Level 1. At December 31, 2011, we categorized $39.7 million and $401.2 million of our available-for-sale investments as Level 1 and Level 2, respectively, and $13.7 million of our cash equivalents as Level 1.

We review our investment portfolio for potential “other-than-temporary” declines in value on an individual investment basis. We assess, on a quarterly basis, significant declines in value which may be considered other-than-temporary and, if necessary, recognize and record the appropriate charge to write-down the carrying value of such investments. In making this assessment, we take into consideration qualitative and quantitative information, including but not limited to the following: the magnitude and duration of historical declines in market prices, credit rating activity, assessments of liquidity, public filings, and statements made by the issuer. We generally begin our identification of potential other-than-temporary impairments by reviewing any security with a fair value that has declined from its original or adjusted cost basis by 25% or more for six or more consecutive months. We then evaluate the individual security based on the previously identified factors to determine the amount of the write-down, if any. As a result of our review, we recorded an other-than-temporary impairment charge of $17 thousand during the fourth quarter of 2012. For the years ended December 31, 2012, 2011 and 2010, we recorded charges of $0.7 million, $68 thousand and $43 thousand, respectively, related to the other-than-temporary impairment of certain publicly traded equity securities, a fixed income bond fund, and our deferred compensation plan assets. Actual losses, if any, could ultimately differ from these estimates. Future adverse changes in market conditions or poor operating results of underlying investments could result in additional losses that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future. See Note 4 of Notes to the Consolidated Financial Statements in this report for more information about our investments.

We also invest in privately held entities and private equity funds and record these investments at cost. We review these investments periodically in order to determine if circumstances (both financial and non-financial) exist that indicate that we will not recover our initial investment. Impairment charges are recorded on investments having a cost basis that is greater than the value that we would reasonably expect to receive in an arm’s length sale of the investment. We have not been required to record any impairment losses relating to these investments in 2012, 2011 or 2010.

•

For purposes of determining the estimated fair value of our stock option awards on the date of grant, we use the Black-Scholes Model. This model requires the input of certain assumptions that require subjective judgment. These assumptions include, but are not limited to, expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. Because our stock option awards have characteristics significantly different from those of traded options, and because changes in the input assumptions can materially affect the fair value estimate, the existing model may not provide a reliable single measure of the fair value of our stock option awards. For purposes of determining the estimated fair value of our performance-based restricted stock unit awards on the date of grant, we use a Monte Carlo Simulation valuation method. The restricted stock units are subject to a market condition based on the relative total shareholder return of ADTRAN against all of the companies in the NASDAQ Telecommunications Index and vest at the end of a three-year performance period. The fair value of restricted stock issued to our Directors in 2012 is equal to the closing price of our stock on the date of grant. Management will continue to assess the assumptions and methodologies used to calculate the estimated fair value of stock-based compensation. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies and thereby materially impact our fair value determination. If factors change in future periods, the compensation expense that we record may differ significantly from what we have recorded in the current period.

•

We estimate our income tax provision or benefit in each of the jurisdictions in which we operate, including estimating exposures related to examinations by taxing authorities. We also make judgments regarding the realization of deferred tax assets, and establish reserves where we believe it is more likely than not that future taxable income in certain jurisdictions will be insufficient to realize these deferred tax assets. Our estimates regarding future taxable income and income tax provision or benefit may vary due to changes in market conditions, changes in tax laws, or other factors. If our assumptions, and consequently our estimates, change in the future, the valuation allowances we have established may be increased or decreased, impacting future income tax expense. At December 31, 2012 and 2011 respectively, the valuation allowance was $10.9 million and $7.6 million. As of December 31, 2012, we have state research tax credit carry-forwards of $3.1 million, which will expire between 2015 and 2027. These carry-forwards were caused by tax credits in excess of our annual tax liabilities to an individual state where we no longer generate sufficient state income. In addition, as of December 31, 2012, we have a deferred tax asset of $8.2 million relating to current losses and net operating loss carry-forwards generated by our domestic and foreign subsidiaries which will expire between 2013 and 2030. These carry-forwards are the result of acquisitions in 2009 and in 2011, plus losses generated in 2012 by a foreign entity. The acquired net operating losses are in excess of the amount of estimated earnings. We believe it is more likely than not that we will not realize the full benefits of our deferred tax asset arising from these credits and net operating losses, and accordingly, have provided a valuation allowance against them. This valuation allowance is included in non-current deferred tax liabilities in the accompanying balance sheets.

•

Our products generally include warranties of 90 days to ten years for product defects. We accrue for warranty returns at the time revenue is recognized based on our estimate of the cost to repair or replace the defective products. We engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers. Our products continue to become more complex in both size and functionality as many of our product offerings migrate from line card applications to systems products. The increasing complexity of our products will cause warranty incidences, when they arise, to be more costly. Our estimates regarding future warranty obligations may change due to product failure rates, material usage, and other rework costs incurred in correcting a product failure. In addition, from time to time, specific warranty accruals may be recorded if unforeseen problems arise. Should our actual experience relative to these factors be worse than our estimates, we will be required to record additional warranty expense. Alternatively, if we provide for more reserves than we require, we will reverse a portion of such provisions in future periods. The liability for warranty returns totaled $9.7 million and $4.1 million at December 31, 2012 and 2011, respectively. These liabilities are included in accrued expenses in the accompanying consolidated balance sheets.

•

We use the acquisition method to account for business combinations. Under the acquisition method of accounting, we recognize the assets acquired and liabilities assumed at their fair value on the acquisition date. Goodwill is measured as the excess of the consideration transferred over the net assets acquired. The acquisition method of accounting requires us to exercise judgment and make significant estimates and assumptions regarding the fair value of the assets acquired and liabilities assumed, including the fair values of inventory, unearned revenue, warranty liabilities, identifiable intangible assets and deferred tax asset valuation allowances. This method also requires us to refine these estimates over a one-year measurement period to reflect information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the asset and liabilities recorded on that date, which could affect our net income.

•

We evaluate the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. When evaluating whether goodwill is impaired, we first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. If we determine that the two-step quantitative test is necessary, then we compare the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, then the amount of the impairment loss is measured. We passed the qualitative assessment in 2012 and 2011; therefore, we did not complete a quantitative assessment. As a result, there were no impairment losses recognized during 2012 or 2011.

Results of Operations

The following table presents selected financial information derived from our consolidated statements of income expressed as a percentage of sales for the years indicated.

Year Ended December 31,	2012	2011	2010
Sales
Carrier Networks Division	79.3%	79.4%	78.6%
Enterprise Networks Division	20.7	20.6	21.4

Total sales	100.0%	100.0%	100.0%
Cost of sales	49.0	42.2	40.7

Gross profit	51.0	57.8	59.3
Selling, general and administrative expenses	21.7	17.4	19.0
Research and development expenses	20.3	14.0	14.9

Operating income	9.1	26.4	25.4
Interest and dividend income	1.2	1.1	1.1
Interest expense	(0.4)	(0.3)	(0.4)
Net realized investment gain	1.5	1.7	1.8
Other income (expense), net	—	(0.1)	(0.1)
Gain on bargain purchase of a business	0.3	—	—

Income before provision for income taxes	11.8	28.7	27.8
Provision for income taxes	(4.1)	(9.4)	(9.0)

Net income	7.6%	19.3%	18.8%

Acquisition Expenses

On August 4, 2011, we closed on the acquisition of Bluesocket, Inc. and on May 4, 2012, we closed on the acquisition of the NSN BBA business. Acquisition related expenses, amortizations and adjustments for the twelve months ended December 31, 2012 and 2011 for both transactions are as follows:

(In Thousands)	2012	2011
Bluesocket, Inc. acquisition
Amortization of acquired intangible assets	$1,020	$495
Amortization of other purchase accounting adjustments	443	521
Acquisition related professional fees, travel and other expenses	—	730

Subtotal	1,463	1,746

NSN BBA acquisition
Amortization of acquired intangible assets	762	—
Amortization of other purchase accounting adjustments	2,305	—
Acquisition related professional fees, travel and other expenses	4,860	2,027

Subtotal	7,927	2,027

Total acquisition related expenses, amortizations and adjustments	9,390	3,773
Tax effect	(3,148)	(1,434)

Total acquisition related expenses, amortizations and adjustments, net of tax	$6,242	$2,339

The acquisition related expenses, amortizations and adjustments above were recorded in the following Consolidated Statements of Income categories for the twelve months ended December 31, 2012 and 2011:

(In Thousands)	2012	2011
Revenue (adjustments to unearned revenue recognized in the period)	$1,528	$362
Cost of goods sold	1,086	165

Subtotal	2,614	527

Selling, general and administrative expenses	4,510	2,557
Research and development expenses	2,266	689

Subtotal	6,776	3,246

Total acquisition related expenses, amortizations and adjustments	9,390	3,773
Tax effect	(3,148)	(1,434)

Total acquisition related expenses, amortizations and adjustments, net of tax	$6,242	$2,339

2012 Compared to 2011

Sales

ADTRAN’s sales decreased 13.5% from $717.2 million in 2011 to $620.6 million in 2012. The decrease in sales is primarily attributable to an $87.6 million decrease in sales of our HDSL and other legacy products, a $30.8 million decrease in sales of our Optical products, an $8.6 million decrease in sales of our Internetworking products, partially offset by a $30.3 million increase in sales of our Broadband Access products.

Carrier Networks sales decreased 13.6% from $569.6 million in 2011 to $492.1 million in 2012. The decrease is primarily attributable to decreases in sales of Optical products, HDSL products and other legacy products. These declines were partially offset by the added sales of the NSN BBA business and an increase in sales of our Internetworking NTE products. Our organic Broadband Access sales in 2012 were negatively impacted by decreased capital expenditures at two substantial Broadband Access customers. The decrease in sales of Optical products in 2012 is primarily attributable to the market transitioning to Ethernet and our transition to new products to address this market. The declining trend in HDSL and other legacy products has been expected as we evolve our products towards packet-based technologies, but was larger than anticipated due to a large carrier customer that initiated a significant acceleration of their installed inventory reuse program.

Enterprise Networks sales decreased 13.0% from $147.7 million in 2011 to $128.5 million in 2012. The decrease is attributable to decreases in sales of Internetworking products and legacy products. The decrease in Internetworking product sales in 2012 is primarily due to a decline in Carrier spending caused by the macroeconomic environment, partially offset by growth in the value-added reseller channel and by the addition of our vWLAN solutions. Internetworking product sales attributable to Enterprise Networks were 91.5% of the division’s sales in 2012 compared with 87.4% in 2011. Legacy products primarily comprise the remainder of Enterprise Networks sales. Enterprise Networks sales as a percentage of total sales increased from 20.6% in 2011 to 20.7% in 2012.

International sales, which are included in the Carrier Networks and Enterprise Networks amounts discussed above, increased 77.9% from $84.4 million in 2011 to $150.2 million in 2012. International sales, as a percentage of total sales, increased from 11.8% in 2011 to 24.2% in 2012. The increase in international sales in 2012 was primarily due to sales attributable to the acquired NSN BBA business and an increase in organic sales in Latin America.

Carrier Systems product sales decreased $20.6 million in 2012 compared to 2011 primarily due to a $30.8 million decrease in Optical product sales and a $20.2 million decrease in legacy product sales, partially offset by an increase of $30.3 million in Broadband Access product sales. The decrease in sales of Optical products in 2012 is primarily attributable to the market transitioning to Ethernet and our transition to new products to address this market. The increase in Broadband Access product sales was due to the added sales of the NSN BBA business, partially offset by a decline in organic Broadband Access product sales. Our organic Broadband Access sales in 2012 were negatively impacted by decreased capital expenditures at two substantial Broadband Access customers.

Business Networking product sales decreased $12.9 million in 2012 compared to 2011 primarily due to an $8.6 million decrease in Internetworking product sales across both divisions and a $4.3 million decrease in legacy product sales. The decrease in Internetworking product sales in 2012 is primarily due to a decline in Carrier spending caused by the macroeconomic environment, partially offset by growth in the value-added reseller channel and by the addition of our vWLAN solutions. The decrease in sales of legacy products is a result of customers shifting to newer technologies. Many of these newer technologies are integral to our Internetworking product area.

Loop Access product sales decreased $63.1 million in 2012 compared to 2011 primarily due to a $60.0 million decrease in HDSL product sales. The declining trend in HDSL and other legacy products has been expected as we evolve our products towards packet-based technologies, but was larger than anticipated due to a large carrier customer that initiated a significant acceleration of their installed inventory reuse program.

Cost of Sales

As a percentage of sales, cost of sales increased from 42.2% in 2011 to 49.0% in 2012. The increase was primarily attributable to lower gross margins related to the acquired NSN BBA business, lower cost absorption due to the lower production volumes, customer price movements to achieve market share position and higher warranty costs.

Carrier Networks cost of sales increased from 42.4% of sales in 2011 to 49.7% of sales in 2012. The increase in Carrier Networks cost of sales as a percentage of sales was primarily attributable to lower gross margins related to the acquired NSN BBA business, lower cost absorption due to the lower production volumes, customer price movements to achieve market share position and higher warranty costs.

Enterprise Networks cost of sales increased from 41.4% of sales in 2011 to 46.1% of sales in 2012. The increase in Enterprise Networks cost of sales as a percentage of sales was primarily attributable to lower cost absorption due to the lower production volumes and customer price movements to achieve market share position.

An important part of our strategy is to reduce the product cost of each succeeding product generation and then to lower the product’s price based on the cost savings achieved. This may cause variations in our gross profit percentage due to timing differences between the recognition of cost reductions and the lowering of product selling prices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 7.7% from $124.9 million in 2011 to $134.5 million in 2012. Selling, general and administrative expenses include personnel costs for administration, finance, information systems, human resources, sales and marketing, and general management, as well as rent, utilities, legal and accounting expenses, bad debt expense, advertising, promotional material, trade show expenses, and related travel costs. The increase in selling, general and administrative expenses is primarily related to increases in staffing and fringe benefit costs due to increased headcount, professional services, legal services and amortization of acquired intangible assets. These increases were primarily related to the NSN BBA business, which was acquired on May 4, 2012, and Bluesocket Inc., which was acquired on August 4, 2011.

Selling, general and administrative expenses as a percentage of sales increased from 17.4% for the year ended December 31, 2011 to 21.7% for the year ended December 31, 2012. Selling, general and administrative expenses as a percent of sales will generally fluctuate whenever there is a significant fluctuation in revenues for the periods being compared.

Research and Development Expenses

Research and development expenses increased 25.6% from $100.3 million in 2011 to $126.0 million in 2012. The increase in research and development expense is primarily related to increases in staffing and fringe benefit costs due to increased headcount, including expenses and increased headcount related to the NSN BBA business acquired on May 4, 2012 and Bluesocket, Inc., which was acquired on August 4, 2011, amortization of acquired intangible assets related to both acquisitions, and increases in independent contractor expense and office lease expense related to the NSN BBA business.

Research and development expenses as a percentage of sales increased from 14.0% for the year ended December 31, 2011 to 20.3% for the year ended December 31, 2012. Research and development expenses as a percentage of sales will fluctuate whenever there are incremental product development activities or a significant fluctuation in revenues for the periods being compared.

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

Interest and Dividend Income

Interest and dividend income remained consistent at $7.6 million in 2011 and $7.7 million in 2012, as we had no substantial change in interest-bearing investment balances or interest rates.

Interest Expense

Interest expense remained consistent at $2.4 million in 2011 and $2.3 million in 2012, as we had no substantial change in our fixed rate borrowing. See “Liquidity and Capital Resources” below for additional information.

Net Realized Investment Gain (Loss)

Net realized investment gain (loss) decreased from a $12.5 million gain in 2011 to a $9.6 million gain in 2012. This change is primarily related to a $1.3 million decrease related to sales of marketable equity securities and impaired marketable equity securities, a $0.6 million decrease in distributions from two private equity funds, and a $0.6 million increase in impairment of deferred compensation plan assets. See “Investing Activities” in “Liquidity and Capital Resources” below for additional information.

Other Income (Expense), net

Other income (expense), net, comprised primarily of miscellaneous income, gains and losses on foreign currency transactions, investment account management fees, and gains or losses on the disposal of property, plant and equipment occurring in the normal course of business, changed from $0.7 million of expense in 2011 to $0.2 million of income in 2012.

Income Taxes

Our effective tax rate increased from 32.8% in 2011 to 35.2% in 2012. This increase is primarily attributable to the exclusion of the research tax credit in 2012 and our inability to utilize losses generated by our foreign subsidiaries where a full valuation allowance was provided. These tax rate increases were partially offset by increased state tax incentives in 2012. In 2013, we will recognize a benefit from the research tax credit related to 2012 and 2013, of which we estimate $3.1 million will be attributable to 2012.

Net Income

As a result of the above factors, net income decreased from $138.6 million in 2011 to $47.3 million in 2012. As a percentage of sales, net income decreased from 19.3% in 2011 to 7.6% in 2012.

2011 Compared to 2010

Sales

ADTRAN’s sales increased 18.4% from $605.7 million in 2010 to $717.2 million in 2011. This increase in sales is primarily attributable to a $113.7 million increase in sales of our Broadband Access products, a $40.4 million increase in sales of our Internetworking products, a $16.3 million increase in sales of our Optical products, partially offset by a $58.8 million decrease in sales of our HDSL and other legacy products.

Carrier Networks sales increased 19.7% from $476.0 million in 2010 to $569.6 million in 2011. The increase is primarily attributable to increases in Broadband Access, Optical and Internetworking NTE product sales, partially offset by a decrease in HDSL and other legacy product sales.

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

Carrier Systems product sales increased $131.0 million in 2011 compared to 2010 primarily due to a $113.7 million increase in Broadband Access product sales and a $16.3 million increase in Optical product sales. The increase in Broadband Access product sales was primarily attributable to continued growth in deployments of our Total Access 5000 and Fiber-to-the-Node platforms.

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

Liquidity and Capital Resources

Liquidity

We intend to finance our operations with cash flow from operations. We have used, and expect to continue to use, the cash generated from operations for working capital, purchases of treasury stock, shareholder dividends, and other general corporate purposes, including (i) product development activities to enhance our existing products and develop new products and (ii) expansion of sales and marketing activities. We believe our cash and cash equivalents, investments and cash generated from operations to be adequate to meet our operating and capital needs for the foreseeable future.

At December 31, 2012, cash on hand was $68.5 million and short-term investments were $160.5 million, which placed our short-term liquidity at $228.9 million. At December 31, 2011, our cash on hand of $43.0 million and short-term investments of $159.3 million placed our short-term liquidity at $202.3 million. The increase in short-term liquidity from 2011 to 2012 primarily reflects funds provided by our operating activities, proceeds from stock option exercises, cash received from NSN as a result of our acquisition of the NSN BBA business and long-term corporate bonds moving to short-term status, partially offset by equipment acquisitions, share repurchases and shareholder dividends.

Operating Activities

Our working capital, which consists of current assets less current liabilities, increased 3.1% from $329.3 million as of December 31, 2011 to $339.4 million as of December 31, 2012. The quick ratio, defined as cash and cash equivalents, short-term investments, and net accounts receivable, divided by current liabilities, decreased from 4.50 as of December 31, 2011 to 2.90 as of December 31, 2012. The current ratio, defined as current assets divided by current liabilities, decreased from 6.32 as of December 31, 2011 to 4.18 as of December 31, 2012. The changes in our working capital, quick ratio and current ratio are primarily attributable to changes in the underlying assets and liabilities, including unearned revenue balances, relating to the acquired NSN BBA business.

Net accounts receivable increased 6.7% from $76.1 million at December 31, 2011 to $81.2 million at December 31, 2012. Our allowance for doubtful accounts decreased from $8 thousand at December 31, 2011 to $6 thousand at December 31, 2012. Quarterly accounts receivable days sales outstanding (DSO) increased from 40 days as of December 31, 2011 to 53 days as of December 31, 2012. The change in net accounts receivable and DSO is due to an increase in international sales as a percentage of our total sales, which typically have longer payment terms than our U.S. customers. Other receivables increased from $9.7 million at December 31, 2011 to $16.3 million at December 31, 2012. At December 31, 2012, other receivables included an estimated receivable due from NSN related to working capital adjustments under negotiation. Other receivables will also fluctuate due to the timing of shipments and collections for materials supplied to our contract manufacturers during the quarter.

Quarterly inventory turnover decreased from 3.5 turns as of December 31, 2011 to 2.8 turns as of December 31, 2012. Inventory increased 16.8% from December 31, 2011 to December 31, 2012. The increase in inventory is primarily attributable to inventories acquired during the acquisition of the NSN BBA business, increased installation services business and the timing of acceptances of broadband stimulus projects. We expect inventory levels to fluctuate as we attempt to maintain sufficient inventory in response to seasonal cycles of our business ensuring competitive lead times while managing the risk of inventory obsolescence that may occur due to rapidly changing technology and customer demand.

Accounts payable increased 43.4% from $29.4 million at December 31, 2011 to $42.2 million at December 31, 2012. The increase in accounts payable is primarily attributable to accounts payable related to the acquired NSN BBA business. Additionally, accounts payable will fluctuate due to variations in the timing of the receipt of supplies, inventory and services and our subsequent payments for these purchases.

Investing Activities

Capital expenditures totaled approximately $12.1 million, $11.9 million and $9.9 million for the years ended December 31, 2012, 2011 and 2010, respectively. These expenditures were primarily used to purchase computer hardware, software and manufacturing and test equipment.

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

Our combined short-term and long-term investments increased $1.9 million from $491.4 million at December 31, 2011 to $493.2 million at December 31, 2012. This increase reflects the impact of additional funds available for investment provided by our operating activities and proceeds from stock option exercises by our employees, reduced by our cash needs for equipment acquisitions, share repurchases and shareholder dividends, as well as net realized and unrealized losses and amortization of net premiums on our combined investments.

We invest all available cash not required for immediate use in operations primarily in securities that we believe bear minimal risk of loss. At December 31, 2012 these investments included corporate bonds of $186.4 million, municipal fixed-rate bonds of $175.1 million and municipal variable rate demand notes of $34.4 million. At December 31, 2011, these investments included corporate bonds of $156.8 million, municipal fixed-rate bonds of $174.8 million and municipal variable rate demand notes of $69.7 million. As of December 31, 2012, our corporate bonds, municipal fixed-rate bonds, and municipal variable rate demand notes were classified as available-for-sale and had a combined duration of 1.03 years with an average credit rating of AA-. Because our bond portfolio has a high quality rating and contractual maturities of a short duration, we are able to obtain prices for these bonds derived from observable market inputs, or for similar securities traded in an active market, on a daily basis.

Our long-term investments increased 0.2% from $332.0 million at December 31, 2011 to $332.7 million at December 31, 2012. Long-term investments at December 31, 2012 and December 31, 2011 included an investment in a certificate of deposit of $48.3 million, which serves as collateral for our revenue bonds, as discussed below. We have various equity investments included in long-term investments at a cost of $21.0 million and $12.8 million, and with a fair value of $35.2 million and $31.3 million, at December 31, 2012 and December 31, 2011, respectively.

Long-term investments at December 31, 2012 and 2011 also included $11.5 million and $7.7 million, respectively, related to our deferred compensation plan; $1.9 million and $2.1 million, respectively, of other investments carried at cost, consisting of interests in two private equity funds and an investment in a privately held telecommunications equipment manufacturer; and $0.5 million and $0.7 million, respectively, of a fixed income bond fund.

We review our investment portfolio for potential “other-than-temporary” declines in value on an individual investment basis. We assess, on a quarterly basis, significant declines in value which may be considered other-than-temporary and, if necessary, recognize and record the appropriate charge to write-down the carrying value of such investments. In making this assessment, we take into consideration qualitative and quantitative information, including but not limited to the following: the magnitude and duration of historical declines in market prices, credit rating activity, assessments of liquidity, public filings, and statements made by the issuer. We generally begin our identification of potential other-than-temporary impairments by reviewing any security with a fair value that has declined from its original or adjusted cost basis by 25% or more for six or more consecutive months. We then evaluate the individual security based on the previously identified factors to determine the amount of the write-down, if any. As a result of our review, we recorded an other-than-temporary impairment charge of $17 thousand during the fourth quarter of 2012 related to three marketable equity securities. For the years ended December 31, 2012, 2011 and 2010 we recorded charges of $0.7 million, $68 thousand and $43 thousand, respectively, related to the other-than-temporary impairment of certain publicly traded equity securities, a fixed income bond fund, and our deferred compensation plan assets.

Financing Activities

In conjunction with an expansion of our Huntsville, Alabama, facility, we were approved for participation in an incentive program offered by the State of Alabama Industrial Development Authority (the “Authority”). Pursuant to the program, on January 13, 1995, the Authority issued $20.0 million of its taxable revenue bonds and loaned the proceeds from the sale of the bonds to ADTRAN. The bonds were originally purchased by AmSouth Bank of Alabama, Birmingham, Alabama (the “Bank”). Wachovia Bank, N.A., Nashville, Tennessee (formerly First Union National Bank of Tennessee) (the “Bondholder”), which was acquired by Wells Fargo & Company on December 31, 2008, purchased the original bonds from the Bank and made further advances to the Authority, bringing the total amount outstanding to $50.0 million. An Amended and Restated Taxable Revenue Bond (“Amended and Restated Bond”) was issued and the original financing agreement was amended. The Amended and Restated Bond bears interest, payable monthly. The interest rate is 5% per annum. The Amended and Restated Bond matures on January 1, 2020. The estimated fair value of the bond at December 31, 2012 was approximately $48.8 million, based on a debt security with a comparable interest rate and maturity and a Standard & Poor’s credit rating of A. We are required to make payments to the Authority in amounts necessary to pay the principal of and interest on the Amended and Restated Bond. Included in long-term investments at December 31, 2012 is $48.3 million which is invested in a restricted certificate of deposit. These funds serve as a collateral deposit against the principal of this bond, and we have the right to set-off the balance of the Bond with the collateral deposit in order to reduce the balance of the indebtedness.

In conjunction with this program, we are eligible to receive certain economic incentives from the state of Alabama that reduce the amount of payroll withholdings that we are required to remit to the state for those employment positions that qualify under the program. For the years ended December 31, 2012, 2011 and 2010, we realized economic incentives related to payroll withholdings totaling $1.4 million, $1.9 million and $1.5 million, respectively.

We are required to make payments in the amounts necessary to pay the principal and interest on the amounts currently outstanding. Based on positive cash flow from operating activities, we have decided to continue early partial redemptions of the Bond. We made principal payments of $0.5 million and $1.0 million for the years ended December 31, 2012 and 2011, respectively. It is our intent to make annual principal payments in addition to the interest amounts that are due. In connection with this decision, $0.5 million of the bond debt has been reclassified to a current liability in accounts payable in the Consolidated Balance Sheets at December 31, 2012 and 2011.

The following table shows dividends paid to our shareholders in each quarter of 2012, 2011 and 2010. During 2012, 2011 and 2010, we paid shareholder dividends totaling $22.8 million, $23.1 million and $22.5 million, respectively. The Board of Directors presently anticipates that it will declare a regular quarterly dividend so long as the present tax treatment of dividends exists and adequate levels of liquidity are maintained.

Dividends per Common Share
	2012	2011	2010
First Quarter	$0.09	$0.09	$0.09
Second Quarter	$0.09	$0.09	$0.09
Third Quarter	$0.09	$0.09	$0.09
Fourth Quarter	$0.09	$0.09	$0.09

Stock Repurchase Program

Since 1997, our Board of Directors has approved multiple share repurchase programs that have authorized open market repurchase transactions of up to 35 million shares of our common stock. For the years 2012, 2011 and 2010, we repurchased 1.8 million shares, 1.1 million shares and 0.7 million shares, respectively, for a cost of $39.4 million, $35.6 million and $18.3 million, respectively, at an average price of $22.03, $31.97 and $25.12 per share, respectively. We currently have the authority to purchase an additional 4.1 million shares of our common stock under the current plan approved by the Board of Directors.

Stock Option Exercises

To accommodate employee stock option exercises, we issued 0.4 million shares of treasury stock for $6.0 million during the year ended December 31, 2012, 1.8 million shares of treasury stock for $34.1 million during the year ended December 31, 2011, and 1.5 million shares of treasury stock for $24.9 million during the year ended December 31, 2010.

Off-Balance Sheet Arrangements and Contractual Obligations

We do not have off-balance sheet financing arrangements and have not engaged in any related party transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources.

We have various contractual obligations and commercial commitments. The following table sets forth, in millions, the annual payments we are required to make under contractual cash obligations and other commercial commitments at December 31, 2012.

Contractual Obligations

(In millions)	Total	2013	2014	2015	2016	After 2016
Long-term debt	$46.5	$0.5	$—	$—	$—	$46.0
Interest on long-term debt	16.3	2.3	2.3	2.3	2.3	7.1
Purchase obligations	53.3	52.4	0.9	—	—	—
Operating lease obligations	16.3	4.4	3.7	3.2	2.3	2.7

Totals	$132.4	$59.6	$6.9	$5.5	$4.6	$55.8

We are required to make payments necessary to pay the interest on the Taxable Revenue Bond, Series 1995, as amended, currently outstanding in the aggregate principal amount of $46.5 million. The bond matures on January 1, 2020, and bears interest at the rate of 5% per annum. Included in long-term investments are $48.3 million of restricted funds, which is a collateral deposit against the principal amount of this bond. Due to continued positive cash flow from operating activities, we made a business decision in 2006 to begin an early partial redemption of the Bond. We made principal payments of $0.5 million and $1.0 million for the years ended December 31, 2012 and 2011, respectively. It is our intent to make annual principal payments in addition to the interest amounts that are due. In connection with this decision, $0.5 million of the bond debt has been reclassified to a current liability in accounts payable in the Consolidated Balance Sheets at December 31, 2012. See Note 8 of Notes to Consolidated Financial Statements for additional information.

We have committed to invest up to an aggregate of $7.9 million in two private equity funds, and we have contributed $8.4 million as of December 31, 2012, of which $7.7 million has been applied to these commitments. The additional $0.2 million commitment has been excluded from the table above due to uncertainty of when it will be applied.

We also have obligations related to uncertain income tax positions that have been excluded from the table above due to the uncertainty of when the related expense will be recognized. See Note 9 of Notes to Consolidated Financial Statements for additional information.

Effect of Recent Accounting Pronouncements

During 2012, we adopted the following accounting standards, which had no material effect on our consolidated results of operations or financial condition:

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. While ASU 2011-05 changes the presentation of comprehensive income, it does not change the components that are recognized in net income or comprehensive income under current accounting guidance. This update is effective for fiscal years, and interim periods within those years, ending after December 15, 2011, with early adoption permitted. We adopted this amendment during the first quarter of 2012, and we have provided the revised financial statement presentation required for the period ended December 31, 2012.

In December 2011, the FASB issued Accounting Standards Update No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12). ASU 2011-12 defers the effective date for certain presentation requirements that relate to reclassification adjustments and the effect of those reclassification adjustments on the financial statements. This update is effective for fiscal years, and interim periods within those years, ending after December 15, 2011, with early adoption permitted. We adopted this amendment during the first quarter of 2012. The adoption of this amendment had no effect on our consolidated results of operations and financial condition for the period ended December 31, 2012.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). ASU 2011-04 is intended to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. The amendments are of two types: (i) those that clarify the Board’s intent about the application of existing fair value measurement and disclosure requirements and (ii) those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This update is effective for annual periods beginning after December 15, 2011. We adopted this amendment during the first quarter of 2012, and we have provided the disclosures required for the period ended December 31, 2012.

In February 2013, the FASB issued Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02). ASU 2013-02 requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component either on the face of the financial statements or in the footnotes. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. This update is effective prospectively for reporting periods beginning after December 15, 2012. We do not expect the adoption of this amendment will have an effect on our consolidated results of operations, financial condition or cash flows.

Subsequent Events

On January 15, 2013, the Board declared a quarterly cash dividend of $0.09 per common share to be paid to shareholders of record at the close of business on February 7, 2013. The quarterly dividend payment was $5.6 million and was paid on February 21, 2013.

As of February 28, 2013, we have repurchased 0.9 million shares of our common stock through open market purchases at an average cost of $22.45 per share. We currently have the authority to purchase an additional 3.2 million shares of our common stock under the current plan approved by the Board of Directors.

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

We maintain depository investments with certain financial institutions. Although these depository investments may exceed government insured depository limits, we have evaluated the credit worthiness of these financial institutions, and determined the risk of material financial loss due to exposure of such credit risk to be minimal. As of December 31, 2012, $46.7 million of our cash and cash equivalents, primarily certain domestic money market funds and foreign depository accounts, were in excess of government provided insured depository limits.

As of December 31, 2012, approximately $412.5 million of our cash and investments may be directly affected by changes in interest rates. We have performed a hypothetical sensitivity analysis assuming market interest rates increase or decrease by 50 basis points (bps) for an entire year, while all other variables remain constant. At December 31, 2012, we held $169.4 million of cash, money market instruments, floating rate corporate bonds and municipal variable rate demand notes where a change in interest rates would impact our interest income. A hypothetical 50 bps decline in interest rates as of December 31, 2012 would reduce annualized interest income on our cash, money market instruments, floating rate corporate bonds and municipal variable rate demand notes by approximately $0.6 million. In addition, we held $352.9 million of municipal and corporate bonds whose fair values may be directly affected by a change in interest rates. A hypothetical 50 bps increase in interest rates as of December 31, 2012 would reduce the fair value of our municipal and corporate bonds by approximately $1.7 million.

As of December 31, 2011, interest income on approximately $417.4 million of our cash and investments was subject to being directly affected by changes in interest rates. We performed a hypothetical sensitivity analysis assuming market interest rates increase or decrease by 50 bps for an entire year, while all other variables remain constant. A hypothetical 50 bps decline in interest rates as of December 31, 2011 would have reduced annualized interest income on our money market instruments and municipal variable rate demand notes by approximately $0.7 million. In addition, a hypothetical 50 bps increase in interest rates as of December 31, 2011 would have reduced the fair value of our municipal fixed-rate bonds and corporate bonds by approximately $1.7 million.

We are directly exposed to changes in foreign currency exchange rates to the extent that such changes affect our revenue derived from international customers, expenses related to our foreign sales offices, and our foreign assets and liabilities. We attempt to manage these risks by primarily denominating contractual and other foreign arrangements in U.S. dollars. Our primary exposure in regard to our foreign assets and liabilities is with our German subsidiary whose functional currency is the Euro and our Australian subsidiary whose functional currency is the Australian dollar. We are indirectly exposed to changes in foreign currency exchange rates to the extent of our use of foreign contract manufacturers and foreign raw material suppliers whom we pay in U.S. dollars. As a result, changes in the local currency rates of these vendors in relation to the U.S. dollar could cause an increase in the price of products that we purchase.

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

Management assessed the effectiveness of ADTRAN’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment and those criteria, management has concluded that ADTRAN maintained effective internal control over financial reporting as of December 31, 2012.

The effectiveness of our internal control over financial reporting has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders of ADTRAN, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of ADTRAN, Inc. and its subsidiaries at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report On Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Birmingham, Alabama
February 28, 2013

Financial Statements

ADTRAN, INC.

Consolidated Balance Sheets (In thousands, except per share amounts)

December 31, 2012 and 2011

	2012	2011
ASSETS
Current Assets
Cash and cash equivalents	$68,457	$42,979
Short-term investments	160,481	159,347
Accounts receivable, less allowance for doubtful accounts of $6 and $8 at December 31, 2012 and 2011, respectively	81,194	76,130
Other receivables	16,253	9,743
Inventory	102,583	87,800
Prepaid expenses	4,148	3,119
Deferred tax assets, net	13,055	12,125

Total Current Assets	446,171	391,243

Property, plant and equipment, net	80,246	75,295
Deferred tax assets, net	10,261	8,345
Goodwill	3,492	3,492
Other assets	13,482	7,131
Long-term investments	332,729	332,008

Total Assets	$886,381	$817,514

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$42,173	$29,404
Unearned revenue	38,051	9,965
Accrued expenses	10,309	5,876
Accrued wages and benefits	15,022	13,518
Income tax payable, net	1,211	3,169

Total Current Liabilities	106,766	61,932

Non-current unearned revenue	23,803	4,874
Other non-current liabilities	17,406	12,077
Bonds payable	46,000	46,500

Total Liabilities	193,975	125,383

Commitments and contingencies (see Note 12)

Stockholders’ Equity
Common stock, par value $0.01 per share; 200,000 shares authorized; 79,652 shares issued and 62,310 shares outstanding at December 31, 2012 and 79,652 shares issued and 63,703 shares outstanding at December 31, 2011	797	797
Additional paid-in capital	224,517	213,560
Accumulated other comprehensive income	11,268	13,102
Retained earnings	861,465	840,206
Less treasury stock at cost: 17,342 and 15,949 shares at December 31, 2012 and 2011, respectively	(405,641)	(375,534)

Total Stockholders’ Equity	692,406	692,131

Total Liabilities and Stockholders’ Equity	$886,381	$817,514

See notes to consolidated financial statements.

ADTRAN, INC.

Consolidated Statements of Income (In thousands, except per share amounts)

Years ended December 31, 2012, 2011 and 2010

	2012	2011	2010
Sales	$620,614	$717,229	$605,674
Cost of sales	303,971	302,911	246,811

Gross Profit	316,643	414,318	358,863

Selling, general and administrative expenses	134,523	124,879	114,699
Research and development expenses	125,951	100,301	90,300

Operating Income	56,169	189,138	153,864

Interest and dividend income	7,657	7,642	6,557
Interest expense	(2,347)	(2,398)	(2,436)
Net realized investment gain	9,550	12,454	11,008
Other income (expense), net	183	(694)	(804)
Gain on bargain purchase of a business	1,753	—	—

Income before provision for income taxes	72,965	206,142	168,189

Provision for income taxes	(25,702)	(67,565)	(54,200)

Net Income	$47,263	$138,577	$113,989

Weighted average shares outstanding – basic	63,259	64,145	62,490
Weighted average shares outstanding – diluted	63,774	65,416	63,879

Earnings per common share – basic	$0.75	$2.16	$1.82
Earnings per common share – diluted	$0.74	$2.12	$1.78

See notes to consolidated financial statements.

ADTRAN, INC.

Consolidated Statements of Comprehensive Income (In thousands)

Years ended December 31, 2012, 2011 and 2010

	2012	2011	2010
Net Income	$47,263	$138,577	$113,989

Other Comprehensive Income (Loss), net of tax:
Net change in unrealized gains (losses) on marketable Securities, net of deferred tax (expense) benefit of $120, $7,427 and $(5,223) for the years ended December 31, 2012, 2011 and 2010, respectively	(187)	(13,004)	8,700
Reclassification adjustments for amounts included in net income, net of deferred tax (expense) benefit of $(86), $389 and $598 for the years ended December 31, 2012, 2011 and 2010, respectively	135	(688)	(999)
Defined benefit plan adjustments	(1,952)	—	—
Foreign currency translation	170	(154)	1,394

Other Comprehensive Income (Loss), net of tax	(1,834)	(13,846)	9,095

Comprehensive Income, net of tax	$45,429	$124,731	$123,084

See notes to consolidated financial statements.

ADTRAN, INC.

Consolidated Statements of Changes in Stockholders’ Equity (In thousands)

Years ended December 31, 2012, 2011 and 2010

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, December 31, 2009	79,652	$797	$181,240	$649,256	$(396,631)	$17,853	$452,515
Net income				113,989			113,989
Other comprehensive income, net of tax						9,095	9,095
Dividend payments				(22,502)			(22,502)
Dividends accrued for unvested restricted stock units				(27)			(27)
Stock options exercised: Various prices per share				(8,754)	33,696		24,942
Purchase of treasury stock: 729 shares					(18,316)		(18,316)
Income tax benefit from exercise of stock options			4,909				4,909
Stock-based compensation expense			7,717				7,717

Balance, December 31, 2010	79,652	$797	$193,866	$731,962	$(381,251)	$26,948	$572,322
Net income				138,577			138,577
Other comprehensive income, net of tax						(13,846)	(13,846)
Dividend payments				(23,124)			(23,124)
Dividends accrued for unvested restricted stock units				(52)			(52)
Stock options exercised: Various prices per share				(6,345)	40,470		34,125
Restricted stock units vested				(812)	812		—
Purchase of treasury stock: 1,112 shares					(35,565)		(35,565)
Income tax benefit from exercise of stock options			10,525				10,525
Stock-based compensation expense			9,169				9,169

Balance, December 31, 2011	79,652	$797	$213,560	$840,206	$(375,534)	$13,102	$692,131
Net income				47,263			47,263
Other comprehensive income, net of tax						(1,834)	(1,834)
Dividend payments				(22,813)			(22,813)
Dividends accrued for unvested restricted stock units				15			15
Stock options exercised: Various prices per share				(2,659)	8,708		6,049
Restricted stock units vested			(212)	(547)	547		(212)
Purchase of treasury stock: 1,786 shares					(39,362)		(39,362)
Income tax benefit from exercise of stock options			1,905				1,905
Stock-based compensation expense			9,264				9,264

Balance, December 31, 2012	79,652	$797	224,517	861,465	(405,641)	11,268	692,406

ADTRAN issued 393 shares, 1,813 shares and 1,483 shares of treasury stock to accommodate employee stock option exercises and vesting of restricted stock units during 2012, 2011 and 2010, respectively. During 2011 and 2010, ADTRAN received 7 shares and 4 shares, respectively, previously held by employees for at least six months as payment of the exercise price for employee stock options. None of the transactions with respect to these shares were made in the open market. The average price paid per share with respect to these transactions was based on the closing price of the common stock on the NASDAQ Global Select Market on the date of the transaction. There were no such transactions during 2012.

See notes to consolidated financial statements.

ADTRAN, INC.

Consolidated Statements of Cash Flows (In thousands)

Years ended December 31, 2012, 2011 and 2010

	2012	2011	2010
Cash flows from operating activities
Net income	$47,263	$138,577	$113,989
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,079	11,499	10,545
Amortization of net premium on available-for-sale investments	8,257	6,617	4,380
Net realized gain on long-term investments	(9,550)	(12,454)	(11,008)
Net (gain) loss on disposal of property, plant and equipment	(214)	6	2
Gain on bargain purchase of a business	(1,753)	—	—
Stock-based compensation expense	9,264	9,169	7,717
Deferred income taxes	(3,785)	575	(1,324)
Tax benefit from stock option exercises	1,905	10,525	4,909
Excess tax benefits from stock-based compensation arrangements	(1,456)	(9,373)	(4,404)
Change in operating assets and liabilities:
Accounts receivable, net	(4,365)	(4,939)	(2,849)
Other receivables	2,977	(5,781)	135
Income tax receivable, net	—	2,741	(2,741)
Inventory	7,163	(12,734)	(28,600)
Prepaid expenses and other assets	(1,045)	522	(574)
Accounts payable	7,265	6,178	(2,997)
Accrued expenses and other liabilities	11,583	6,309	8,626
Income taxes payable, net	(1,960)	3,169	(3,017)

Net cash provided by operating activities	85,628	150,606	92,789

Cash flows from investing activities
Purchases of property, plant and equipment	(12,075)	(11,912)	(9,872)
Proceeds from disposals of property, plant and equipment	266	—	—
Proceeds from sales and maturities of available-for-sale investments	282,039	466,243	275,442
Purchases of available-for-sale investments	(282,740)	(554,629)	(340,489)
Acquisition of business, net of cash acquired	7,496	(22,661)	—

Net cash used in investing activities	(5,014)	(122,959)	(74,919)

Cash flows from financing activities
Proceeds from stock option exercises	6,049	34,125	24,942
Purchases of treasury stock	(39,362)	(35,565)	(18,316)
Dividend payments	(22,813)	(23,124)	(22,502)
Payments on long-term debt	(500)	(1,000)	(250)
Excess tax benefits from stock-based compensation arrangements	1,456	9,373	4,404

Net cash used in financing activities	(55,170)	(16,191)	(11,722)

Net increase in cash and cash equivalents	25,444	11,456	6,148
Effect of exchange rate changes	34	(154)	1,394
Cash and cash equivalents, beginning of year	42,979	31,677	24,135

Cash and cash equivalents, end of year	$68,457	$42,979	$31,677

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$2,348	$2,396	$2,411
Cash paid during the year for income taxes	$31,021	$51,402	$57,662

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1 – Nature of Business and Summary of Significant Accounting Policies

ADTRAN, Inc. designs, manufactures and markets solutions and provides services and support for communications networks. Our solutions are widely deployed by providers of communications services (serviced by our Carrier Networks Division), and small, mid-sized and distributed enterprises (serviced by our Enterprise Networks Division), and enable voice, data, video and Internet communications across a variety of network infrastructures. Many of these solutions are currently in use by every major United States service provider, many global service providers, as well as many public, private and governmental organizations worldwide.

Principles of Consolidation

Our consolidated financial statements include ADTRAN and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents represent demand deposits, money market funds, and short-term investments classified as available-for-sale with original maturities of three months or less. We maintain depository investments with certain financial institutions. Although these depository investments may exceed government insured depository limits, we have evaluated the credit worthiness of these applicable financial institutions, and determined the risk of material financial loss due to the exposure of such credit risk to be minimal. As of December 31, 2012, $46.7 million of our cash and cash equivalents, primarily certain domestic money market funds and foreign depository accounts, were in excess of government provided insured depository limits.

Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the immediate or short-term maturity of these financial instruments. The carrying amount reported for bonds payable was $46.5 million compared to an estimated fair value of $48.8 million, based on a debt security with a comparable interest rate and maturity and a Standard & Poor’s credit rating of A.

Investments with contractual maturities beyond one year, such as our municipal variable rate demand notes, may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. Despite the long-term nature of their stated contractual maturities, we routinely buy and sell these securities and we believe we have the ability to quickly sell them to the remarketing agent, tender agent, or issuer at par value plus accrued interest in the event we decide to liquidate our investment in a particular variable rate demand note. All income generated from these investments was recorded as interest income. We have not been required to record any losses relating to municipal variable rate demand notes.

Long-term investments represent a restricted certificate of deposit held at cost, municipal fixed-rate bonds, corporate bonds, a fixed income bond fund, marketable equity securities, and other equity investments. Marketable equity securities are reported at fair value as determined by the most recently traded price of the securities at the balance sheet date, although the securities may not be readily marketable due to the size of the available market. Unrealized gains and losses, net of tax, are reported as a separate component of stockholders’ equity. Realized gains and losses on sales of securities are computed under the specific identification method and are included in current income. We periodically review our investment portfolio for investments considered to have sustained an other-than-temporary decline in value. Impairment charges for other-than-temporary declines in value are recorded as realized losses in the accompanying consolidated statements of income. All of our investments at December 31, 2012 and 2011 are classified as available-for-sale securities. See Note 4 of Notes to Consolidated Financial Statements for additional information.

Accounts Receivable

We record accounts receivable at net realizable value. Prior to issuing payment terms to a new customer, we perform a detailed credit review of the customer. Credit limits are established for each new customer based on the results of this credit review. Payment terms are established for each new customer, and collection experience is reviewed periodically in order to determine if the customer’s payment terms and credit limits need to be revised. At December 31, 2012, one customer accounted for 10.4% of our total accounts receivable. At December 31, 2011, three customers, each of which accounted for more than 10% of our accounts receivable, accounted for 57.3% of our total accounts receivable in the aggregate.

We maintain an allowance for doubtful accounts for losses resulting from the inability of our customers to make required payments. We regularly review the allowance for doubtful accounts and consider factors such as the age of accounts receivable balances, the current economic conditions that may affect a customer’s ability to pay, significant one-time events and our historical experience. If the financial condition of a customer deteriorates, resulting in an impairment of their ability to make payments, we may be required to make additional allowances. If circumstances change with regard to individual receivable balances that have previously been determined to be uncollectible (and for which a specific reserve has been established), a reduction in our allowance for doubtful accounts may be required. Our allowance for doubtful accounts was $6 thousand at December 31, 2012 and $8 thousand at December 31, 2011.

Other Receivables

Other receivables are comprised primarily of amounts due from subcontract manufacturers for product component transfers, accrued interest on investments and on a restricted certificate of deposit and amounts due from employee stock option exercises. At December 31, 2012, other receivables also included an estimated receivable due from Nokia Siemens Networks (NSN) related to working capital adjustments under negotiation.

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

Liability for Warranty

Our products generally include warranties of 90 days to ten years for product defects. We accrue for warranty returns at the time revenue is recognized based on our estimate of the cost to repair or replace the defective products. We engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers. Our products continue to become more complex in both size and functionality as many of our product offerings migrate from line card applications to systems products. The increasing complexity of our products will cause warranty incidences, when they arise, to be more costly. Our estimates regarding future warranty obligations may change due to product failure rates, material usage, and other rework costs incurred in correcting a product failure. In addition, from time to time, specific warranty accruals may be recorded if unforeseen problems arise. Should our actual experience relative to these factors be worse than our estimates, we will be required to record additional warranty expense. Alternatively, if we provide for more reserves than we require, we will reverse a portion of such provisions in future periods. The liability for warranty obligations totaled $9.7 million and $4.1 million at December 31, 2012 and 2011, respectively. These liabilities are included in accrued expenses in the accompanying consolidated balance sheets.

A summary of warranty expense and write-off activity for the years ended December 31, 2012 and 2011 is as follows:

Year Ended December 31,	2012	2011
(In thousands)
Balance at beginning of period	$4,118	$3,304
Plus: Amounts charged to cost and expenses	5,363	2,860
Amounts assumed on acquisition	3,781	33
Less: Deductions	(3,609)	(2,079)

Balance at end of period	$9,653	$4,118

Pension Benefit Plan Obligations

Pension benefit plan obligations are based on various assumptions used by our actuaries in calculating these amounts. These assumptions include discount rates, compensation rate increases and expected return on plan assets. Actual results that differ from the assumptions and changes in assumptions affect future expenses and obligations.

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

Under the provisions of our approved plans, we made grants of performance-based restricted stock units to five of our executive officers in 2012, 2011 and 2010. The restricted stock units are subject to a market condition based on the relative total shareholder return of ADTRAN against all the companies in the NASDAQ Telecommunications Index and vest at the end of a three-year performance period. The restricted stock units are converted into shares of common stock upon vesting. Depending on the relative total shareholder return over the performance period, the executive officers may earn from 0% to 150% of the number of restricted stock units granted. The fair value of the award is based on the market price of our common stock on the date of grant, adjusted for the expected outcome of the impact of market conditions using a Monte Carlo Simulation valuation method. The recipients of the restricted stock units also earn dividend credits during the performance period, which will be paid in cash upon the issuance of common stock for the restricted stock units.

Stock-based compensation expense recognized in 2012, 2011 and 2010 was approximately $9.3 million, $9.2 million and $7.7 million, respectively. As of December 31, 2012, total compensation cost related to non-vested stock options, restricted stock units and restricted stock not yet recognized was approximately $19.3 million, which is expected to be recognized over an average remaining recognition period of 2.5 years. See Note 3 of Notes to Consolidated Financial Statements for additional information.

Impairment of Long-Lived Assets

We review long-lived assets used in operations for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and the undiscounted cash flows estimated to be generated by the asset are less than the asset’s carrying value. An impairment loss would be recognized in the amount by which the recorded value of the asset exceeds the fair value of the asset, measured by the quoted market price of an asset or an estimate based on the best information available in the circumstances. There were no impairment losses recognized during 2012, 2011 or 2010.

Goodwill and Purchased Intangible Assets

We evaluate the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. When evaluating whether goodwill is impaired, we first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. If we determine that the two-step quantitative test is necessary, then we compare the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, then the amount of the impairment loss is measured. There were no impairment losses recognized during 2012 or 2011. Purchased intangible assets with finite lives are carried at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, which is 2.5 to 14 years.

Research and Development Costs

Research and development costs include compensation for engineers and support personnel, outside contracted services, depreciation and material costs associated with new product development, the enhancement of current products, and product cost reductions. We continually evaluate new product opportunities and engage in intensive research and product development efforts. Research and development costs totaled $126.0 million, $100.3 million and $90.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Comprehensive Income

Comprehensive income consists of all changes in equity (net assets) during a period from non-owner sources. Items included in comprehensive income include net income, changes in unrealized gains and losses on marketable securities, defined benefit plan adjustments and foreign currency translation adjustments. Comprehensive income is presented in the Consolidated Statements of Comprehensive Income.

Income Taxes

The provision for income taxes has been determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Employment related economic incentives are reported as a reduction in the state income tax provision. Deferred taxes result from the difference between financial and tax bases of our assets and liabilities and are adjusted for changes in tax rates and tax laws when such changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

Foreign Currency

We record transactions denominated in foreign currencies on a monthly basis using exchange rates from throughout the year. Assets and liabilities denominated in foreign currencies are translated at the balance sheet dates using the closing rates of exchange between those foreign currencies and the U.S. dollar with any transaction gains or losses reported in other income (expense). Adjustments from translating financial statements of international subsidiaries are recorded as a component of accumulated other comprehensive income (loss).

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

Unearned Revenue

Unearned revenue primarily represents customer billings on our maintenance service programs and unearned revenues relating to multiple element contracts where we still have contractual obligations to our customers. We currently offer maintenance contracts ranging from one to five years, primarily on Enterprise Networks Division products sold through distribution channels. Revenue attributable to maintenance contracts is recognized on a straight-line basis over the related contract term. In addition, we provide software maintenance and a variety of hardware maintenance services to Carrier Networks Division customers, which include customers of the acquired NSN BBA business, under contracts with terms up to ten years. At December 31, 2012 and 2011, unearned revenue was as follows:

(In thousands)	2012	2011
Current unearned revenue	$38,051	$9,965
Non-current unearned revenue	23,803	4,874

Total	$61,854	$14,839

Other Income (Expense), Net

Other income (expense), net, is comprised primarily of miscellaneous income and expense, gains and losses on foreign currency transactions, investment account management fees, and gains or losses on the disposal of property, plant and equipment occurring in the normal course of business.

Earnings per Share

Earnings per common share, and earnings per common share assuming dilution, are based on the weighted average number of common shares and, when dilutive, common equivalent shares outstanding during the year. See Note 13 of Notes to Consolidated Financial Statements for additional information.

Dividends

The Board of Directors presently anticipates that it will declare a regular quarterly dividend as long as the current tax treatment of dividends exists and adequate levels of liquidity are maintained. During the years ended December 31, 2012, 2011 and 2010, we paid $22.8 million, $23.1 million and $22.5 million, respectively, in shareholder dividends. On January 15, 2013, the Board of Directors declared a quarterly cash dividend of $0.09 per common share to be paid to shareholders of record at the close of business on February 7, 2013. The ex-dividend date was February 5, 2013 and the payment date was February 21, 2013. The quarterly dividend payment was $5.6 million.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expense during the reporting period. Our more significant estimates include the allowance for doubtful accounts, obsolete and excess inventory reserves, warranty reserves, customer rebates, allowance for sales returns, determination of the unearned revenue components of multiple element sales agreements, estimated costs to complete obligations associated with unearned revenues, estimated income tax contingencies, the fair value of stock-based compensation, impairment of goodwill, value and estimated lives of intangible assets, and the evaluation of other-than-temporary declines in the value of investments. Actual amounts could differ significantly from these estimates.

Recently Issued Accounting Standards

During 2012, we adopted the following accounting standards, which had no material effect on our consolidated results of operations or financial condition:

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. While ASU 2011-05 changes the presentation of comprehensive income, it does not change the components that are recognized in net income or comprehensive income under current accounting guidance. This update is effective for fiscal years, and interim periods within those years, ending after December 15, 2011, with early adoption permitted. We adopted this amendment during the first quarter of 2012, and we have provided the revised financial statement presentation required for the period ended December 31, 2012.

In December 2011, the FASB issued Accounting Standards Update No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12). ASU 2011-12 defers the effective date for certain presentation requirements that relate to reclassification adjustments and the effect of those reclassification adjustments on the financial statements. This update is effective for fiscal years, and interim periods within those years, ending after December 15, 2011, with early adoption permitted. We adopted this amendment during the first quarter of 2012. The adoption of this amendment had no effect on our consolidated results of operations and financial condition for the period ended December 31, 2012.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). ASU 2011-04 is intended to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. The amendments are of two types: (i) those that clarify the Board’s intent about the application of existing fair value measurement and disclosure requirements and (ii) those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This update is effective for annual periods beginning after December 15, 2011. We adopted this amendment during the first quarter of 2012, and we have provided the disclosures required for the period ended December 31, 2012.

In February 2013, the FASB issued Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02). ASU 2013-02 requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component either on the face of the financial statements or in the footnotes. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. This update is effective prospectively for reporting periods beginning after December 15, 2012. We do not expect the adoption of this amendment will have an effect on our consolidated results of operations, financial condition or cash flows.

Note 2 – Business Combinations

On May 4, 2012, we acquired the NSN Broadband Access business (NSN BBA business). This acquisition provides us with an established customer base in key markets and complementary, market-focused products and was accounted for as a business combination. We have included the financial results of the NSN BBA business in our consolidated financial statements since the date of acquisition. These revenues are included in the Carrier Networks division in the Broadband Access subcategory.

We received a cash payment of $7.5 million from NSN and recorded a bargain purchase gain of $1.8 million, net of income taxes, subject to customary working capital adjustments between the parties as defined in the purchase agreement. As of December 31, 2012, the parties were in the process of negotiating final working capital adjustments. We have adjusted the purchase price allocation to record additional estimated liabilities and an estimated receivable from NSN related to working capital adjustments under negotiation. The bargain purchase gain of $1.8 million represents the excess of the consideration exchanged over the fair value of the assets acquired and liabilities assumed. We have assessed the recognition and measurements of the assets acquired and liabilities assumed based on historical and pro forma data for future periods and have concluded that our valuation procedures and resulting measures were appropriate. The gain is included in the line item “Gain on bargain purchase of a business” in the 2012 Consolidated Statements of Income.

The preliminary allocation of the purchase price to the estimated fair value of the assets acquired and liabilities assumed at the acquisition date is as follows:

(In Thousands)
Other receivables	$9,486
Inventory	22,278
Property, plant and equipment	5,035
Accounts payable	(5,194)
Unearned revenue	(19,413)
Accrued expenses	(1,931)
Accrued wages and benefits	(2,251)
Deferred tax liability	(788)
Non-current unearned revenue	(21,316)

Net liabilities assumed	(14,094)

Customer relationships	5,162
Developed technology	3,176
Other	13
Gain on bargain purchase of a business, net of tax	(1,753)

Net consideration received by buyer	$(7,496)

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

The actual revenue and pre-tax loss included in our Consolidated Statements of Income from the acquisition date to December 31, 2012 is as follows:

May 4, 2012 to December 31, 2012
(In thousands)
Revenue	$68,170
Pre-tax loss	$(8,562)

For the twelve months ended December 31, 2012, we incurred acquisition and integration related expenses and amortization of acquired intangibles of $7.9 million related to this acquisition.

The following supplemental pro forma information presents the financial results as if the acquisition of the NSN BBA business had occurred on January 1, 2011. This supplemental pro forma information does not purport to be indicative of what would have occurred had the acquisition of the NSN BBA business been completed on January 1, 2011, nor are they indicative of any future results.

	Twelve Months Ended December 31,
(In thousands) (Unaudited)	2012	2011
Pro forma revenue	$119,600	$196,256
Pro forma pre-tax loss	$(23,621)	$(36,980)
Weighted average exchange rate during the period (EURO/USD)	€1.00/$1.29	€1.00/$1.38

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

For the twelve months ended December 31, 2012, we incurred integration related expenses and amortization of acquired intangibles of $1.5 million related to this acquisition.

Note 3 – Stock Incentive Plans

Stock Incentive Program Descriptions

Our Board of Directors adopted the 1996 Employee Incentive Stock Option Plan (1996 Plan) effective February 14, 1996, as amended, under which 17.0 million shares of common stock were authorized for issuance to certain employees and officers through incentive stock options and non-qualified stock options. Options granted under the 1996 Plan typically become exercisable beginning after one year of continued employment, normally pursuant to a four or five-year vesting schedule beginning on the first anniversary of the grant date, and have a ten-year contractual term. The 1996 Plan expired February 14, 2006, and expiration dates of options outstanding at December 31, 2012 under the 1996 Plan range from 2013 to 2015.

On January 23, 2006, the Board of Directors adopted the 2006 Employee Stock Incentive Plan (2006 Plan), which authorizes 13.0 million shares of common stock for issuance to certain employees and officers through incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock and restricted stock units. The 2006 Plan was adopted by stockholder approval at our annual meeting of stockholders held on May 9, 2006. Options granted under the 2006 Plan typically become exercisable beginning after one year of continued employment, normally pursuant to a four-year vesting schedule beginning on the first anniversary of the grant date, and have a ten-year contractual term. Expiration dates of options outstanding at December 31, 2012 under the 2006 Plan range from 2016 to 2022.

Our stockholders approved the 2010 Directors Stock Plan (2010 Directors Plan) on May 5, 2010, under which 0.5 million shares of common stock have been reserved. This plan replaces the 2005 Directors Stock Option Plan. The 2010 Directors Plan provides that the Company may issue stock options, restricted stock and restricted stock units to our non-employee directors. Stock awards issued under the 2010 Directors Plan normally become vested in full on the first anniversary of the grant date. Options issued under the 2010 Directors Plan have a ten-year contractual term. We currently also have options outstanding under the 1995 Directors Plan, as amended, and the 2005 Directors Plan. Expiration dates of options outstanding under both plans at December 31, 2012 range from 2013 to 2019.

The following table is a summary of our stock options outstanding as of December 31, 2011 and 2012 and the changes that occurred during 2012:

(In thousands, except per share amounts)	Number of Options	Weighted Average Exercise Price	Weighted Avg. Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options outstanding, December 31, 2011	5,400	$25.66	6.78	$27,270

Options granted	1,104	$17.93
Options cancelled/forfeited	(106)	$25.73
Options exercised	(370)	$16.36

Options outstanding, December 31, 2012	6,028	$24.82	6.71	$5,138

Options exercisable, December 31, 2012	3,552	$24.83	5.20	$2,566

All of the options above were issued at exercise prices that approximate fair market value at the date of grant. At December 31, 2012, 7.2 million options were available for grant under the shareholder approved plans.

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (the difference between ADTRAN’s closing stock price on the last trading day of 2012 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2012. The amount of aggregate intrinsic value will change based on the fair market value of ADTRAN’s stock.

The total pre-tax intrinsic value of options exercised during 2012, 2011 and 2010 was $4.5 million, $39.8 million and $20.3 million, respectively. The fair value of options fully vesting during 2012, 2011 and 2010 was $7.7 million, $7.3 million and $6.9 million, respectively.

The following table further describes our stock options outstanding as of December 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding at 12/31/12 (In thousands)	Weighted Avg. Remaining Contractual Life in Years	Weighted Average Exercise Price	Options Exercisable at 12/31/12 (In thousands)	Weighted Average Exercise Price
$14.88 – 16.96	601	5.86	$15.27	598	$15.27
$16.97 – 20.46	1,026	9.65	$17.03	30	$19.19
$20.47 – 23.02	1,040	4.07	$22.67	1,037	$22.67
$23.03 – 27.90	935	6.96	$24.09	618	$23.72
$27.91 – 30.36	1,327	7.19	$30.24	587	$30.14
$30.37 – 41.92	1,099	6.15	$33.40	682	$33.16

	6,028			3,552

Restricted Stock Program Description

On November 6, 2008, the Compensation Committee of the Board of Directors approved the Performance Shares Agreement under the 2006 Plan which sets forth the terms and conditions of awards of performance-based restricted stock units (RSUs). Of the 13.0 million shares of common stock authorized for issuance under the 2006 Plan, we may grant up to 5.0 million shares of common stock for issuance to certain employees and officers for awards other than stock options, which would include RSUs. Under a proposal that was approved by the Board of Directors and shareholders at the 2010 annual meeting, the number of shares available for awards other than stock options under all stock plans was reduced to 3.3 million. The number of shares of common stock earned by a recipient pursuant to the RSUs is subject to a market condition based on ADTRAN’s relative total shareholder return against all companies in the NASDAQ Telecommunications Index at the end of a three-year performance period. Depending on the relative total shareholder return over the performance period, the recipient may earn from 0% to 150% of the shares underlying the RSUs, with the shares earned distributed upon the vesting of the RSUs at the end of the three-year performance period. The fair value of the award is based on the market price of our common stock on the date of grant, adjusted for the expected outcome of the impact of market conditions using a Monte Carlo Simulation valuation method. A portion of the granted RSUs also vest and the underlying shares become deliverable upon the death or disability of the recipient or upon a change of control of ADTRAN, as defined by the 2006 Plan. The recipients of the RSUs receive dividend credits based on the shares of common stock underlying the RSUs. The dividend credits are vested and earned in the same manner as the RSUs and will be paid in cash upon the issuance of common stock for the RSUs.

The following table is a summary of our RSUs and restricted stock outstanding as of December 31, 2011 and 2012 and the changes that occurred during 2012:

(In thousands, except per share amounts)	Number of shares	Weighted Average Grant Date Fair Value
Unvested RSUs and restricted stock outstanding, December 31, 2011	90	$34.21

RSUs and restricted stock granted	51	$19.50
RSUs and restricted stock vested	(21)	$27.75
RSUs and restricted stock cancelled/forfeited	—	$—
Adjustments to shares granted due to shares earned at vesting	(17)	$26.65

Unvested RSUs and restricted stock outstanding, December 31, 2012	103	$29.25

At December 31, 2012, total compensation cost related to the non-vested portion of RSUs and restricted stock not yet recognized was approximately $1.9 million, which is expected to be recognized over an average remaining recognition period of 1.7 years.

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

The following table summarizes stock-based compensation expense related to stock options, RSUs and restricted stock for the years ended December 31, 2012, 2011 and 2010, which was recognized as follows:

(In thousands)	2012	2011	2010
Stock-based compensation expense included in cost of sales	$422	$412	$317

Selling, general and administrative expense	4,351	4,316	3,575
Research and development expense	4,491	4,441	3,825

Stock-based compensation expense included in operating expenses	8,842	8,757	7,400

Total stock-based compensation expense	9,264	9,169	7,717
Tax benefit for expense associated with non-qualified options	(1,234)	(1,321)	(650)

Total stock-based compensation expense, net of tax	$8,030	$7,848	$7,067

At December 31, 2012, total compensation cost related to non-vested stock options not yet recognized was approximately $17.4 million, which is expected to be recognized over an average remaining recognition period of 2.6 years.

The stock option pricing model requires the use of several significant assumptions that impact the fair value estimate. These variables include, but are not limited to, the volatility of our stock price and employee exercise behaviors. There were no material changes made during 2012 to the methodology used to determine our assumptions.

The weighted-average estimated fair value of stock options granted to employees and directors during the twelve months ended December 31, 2012, 2011 and 2010 was $5.60 per share, $9.53 per share and $11.69 per share, respectively, with the following weighted-average assumptions:

	2012	2011	2010
Expected volatility	39.46%	38.32%	39.57%
Risk-free interest rate	0.96%	1.01%	1.35%
Expected dividend yield	2.05%	1.19%	1.08%
Expected life (in years)	6.18	5.15	5.78

We based our estimate of expected volatility for the 12 months ended December 31, 2012, 2011 and 2010 on the sequential historical daily trading data of our common stock for a period equal to the expected life of the options granted. The selection of the historical volatility method was based on available data indicating our historical volatility is as equally representative of our future stock price trends as is our implied volatility. We have no reason to believe the future volatility of our stock price is likely to differ from its past volatility.

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

The RSU pricing model also requires the use of several significant assumptions that impact the fair value estimate. The estimated fair value of the RSUs granted to employees in 2012, 2011 and 2010 was $19.46 per share, $38.73 per share and $39.21 per share, respectively, with the following assumptions:

	2012	2011	2010
Expected volatility	37.75%	39.32%	40.82%
Risk-free interest rate	0.38%	0.37%	0.51%
Expected dividend yield	2.12%	1.08%	1.07%

Stock-based compensation expense recognized in our Consolidated Statements of Income for the 12 months ended December 31, 2012, 2011 and 2010 is based on RSUs and options ultimately expected to vest, and has been reduced for estimated forfeitures. Estimates for forfeiture rates are based upon historical experience and are evaluated quarterly. We expect our forfeiture rate for stock option awards to be approximately 1.6% annually. We estimated a 0% forfeiture rate for our RSUs and restricted stock due to the limited number of recipients and historical experience for these awards.

Note 4 – Investments

At December 31, 2012, we held the following securities and investments, recorded at either fair value or cost.

	Amortized	Gross Unrealized		Fair Value / Carrying
(In thousands)	Cost	Gains	Losses	Value
Deferred compensation plan assets	$10,688	$846	$(7)	$11,527
Corporate bonds	185,464	966	(18)	186,412
Municipal fixed-rate bonds	174,530	627	(73)	175,084
Municipal variable rate demand notes	34,375	—	—	34,375
Fixed income bond fund	444	12	—	456
Marketable equity securities	20,966	14,630	(392)	35,204

Available-for-sale securities held at fair value	$426,467	$17,081	$(490)	$443,058

Restricted investment held at cost				48,250
Other investments held at cost				1,902

Total carrying value of available-for-sale investments				$493,210

At December 31, 2011, we held the following securities and investments, recorded at either fair value or cost.

	Amortized	Gross Unrealized		Fair Value / Carrying
(In thousands)	Cost	Gains	Losses	Value
Deferred compensation plan assets	$7,994	$119	$(401)	$7,712
Corporate bonds	159,077	181	(2,505)	156,753
Municipal fixed-rate bonds	174,300	579	(53)	174,826
Municipal variable rate demand notes	69,660	—	—	69,660
Fixed income bond fund	527	194	—	721
Marketable equity securities	12,771	19,098	(559)	31,310

Available-for-sale securities held at fair value	$424,329	$20,171	$(3,518)	$440,982

Restricted investment held at cost				48,250
Other investments held at cost				2,123

Total carrying value of available-for-sale investments				$491,355

As of December 31, 2012, corporate and municipal fixed-rate bonds had the following contractual maturities:

(In thousands)	Corporate bonds	Municipal fixed-rate bonds
Less than one year	$61,318	$60,745
One to two years	97,414	40,981
Two to three years	27,680	21,983
Three to five years	—	51,375

Total	$186,412	$175,084

Our investment policy provides limitations for issuer concentration, which limits, at the time of purchase, the concentration in any one issuer to 5% of the market value of our total investment portfolio.

We review our investment portfolio for potential “other-than-temporary” declines in value on an individual investment basis. We assess, on a quarterly basis, significant declines in value which may be considered other-than-temporary and, if necessary, recognize and record the appropriate charge to write-down the carrying value of such investments. In making this assessment, we take into consideration qualitative and quantitative information, including but not limited to the following: the magnitude and duration of historical declines in market prices, credit rating activity, assessments of liquidity, public filings, and statements made by the issuer. We generally begin our identification of potential other-than-temporary impairments by reviewing any security with a fair value that has declined from its original or adjusted cost basis by 25% or more for six or more consecutive months. We then evaluate the individual security based on the previously identified factors to determine the amount of the write-down, if any. As a result of our review, we recorded an other-than-temporary impairment charge of $17 thousand during the fourth quarter of 2012. For each of the years ended December 31, 2012, 2011 and 2010 we recorded a charge of $0.7 million, $68 thousand and $43 thousand, respectively, related to the other-than-temporary impairment of certain marketable equity securities, a fixed income bond fund and our deferred compensation plan assets.

Realized gains and losses on sales of securities are computed under the specific identification method. The following table presents gross realized gains and losses related to our investments.

Year Ended December 31, (In thousands)	2012	2011	2010
Gross realized gains	$11,006	$13,641	$12,191
Gross realized losses	$(1,456)	$(1,187)	$(1,183)

The following table presents the breakdown of investments with unrealized losses at December 31, 2012.

	Continuous Unrealized Loss Position for Less than 12 Months		Continuous Unrealized Loss Position for 12 Months or Greater		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Deferred compensation plan assets	$915	$(7)	$—	$—	$915	$(7)
Corporate bonds	20,204	(17)	1,600	(1)	21,804	(18)
Municipal fixed-rate bonds	34,297	(73)	—	—	34,297	(73)
Marketable equity securities	6,171	(355)	230	(37)	6,401	(392)

Total	$61,587	$(452)	$1,830	$(38)	$63,417	$(490)

The following table presents the breakdown of investments with unrealized losses at December 31, 2011.

	Continuous Unrealized Loss Position for Less than 12 Months		Continuous Unrealized Loss Position for 12 Months or Greater		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Deferred compensation plan assets	$5,655	$(401)	$—	$—	$5,655	$(401)
Corporate bonds	112,345	(2,505)	—	—	112,345	(2,505)
Municipal fixed-rate bonds	20,076	(53)	—	—	20,076	(53)
Marketable equity securities	4,418	(543)	48	(16)	4,466	(559)

Total	$142,494	$(3,502)	$48	$(16)	$142,542	$(3,518)

The decrease in unrealized losses during 2012, as reflected in the table above, is primarily due to credit yield spreads tightening during 2012 primarily impacting our corporate bonds. At December 31, 2012, a total of 152 of our marketable equity securities were in an unrealized loss position.

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

		Fair Value Measurements at December 31, 2012 Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$28,071	$28,071	$—	$—

Available-for-sale securities
Deferred compensation plan assets	11,527	11,527	—	—
Available-for-sale debt securities
Corporate bonds	186,412	—	186,412	—
Municipal fixed-rate bonds	175,084	—	175,084	—
Municipal variable rate demand notes	34,375	—	34,375	—
Fixed income bond fund	456	456	—	—
Available-for-sale marketable equity securities
Marketable equity securities – technology industry	14,099	14,099	—	—
Marketable equity securities – other	21,105	21,105	—	—

Available-for-sale securities	443,058	47,187	395,871	—

Total	$471,129	$75,258	$395,871	$—

		Fair Value Measurements at December 31, 2011 Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$13,696	$13,696	$—	$—

Available-for-sale securities
Deferred compensation plan assets	7,712	7,712	—	—
Available-for-sale debt securities
Corporate bonds	156,753	—	156,753	—
Municipal fixed-rate bonds	174,826	—	174,826	—
Municipal variable rate demand notes	69,660	—	69,660	—
Fixed income bond fund	721	721	—	—
Available-for-sale marketable equity securities
Marketable equity securities – technology industry	18,743	18,743	—	—
Marketable equity securities – other	12,567	12,567	—	—

Available-for-sale securities	440,982	39,743	401,239	—

Total	$454,678	$53,439	$401,239	$—

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

Note 5 – Inventory

At December 31, 2012 and 2011, inventory was comprised of the following:

(In thousands)	2012	2011
Raw materials	$47,054	$44,588
Work in process	3,262	3,954
Finished goods	52,267	39,258

Total	$102,583	$87,800

We establish reserves for estimated excess, obsolete, or unmarketable inventory equal to the difference between the cost of the inventory and the estimated fair value of the inventory based upon assumptions about future demand and market conditions. At December 31, 2012 and 2011, raw materials reserves totaled $9.9 million and $7.9 million, respectively, and finished goods inventory reserves totaled $2.1 million and $1.5 million, respectively.

Note 6 – Property, Plant and Equipment

At December 31, 2012 and 2011, property, plant and equipment were comprised of the following:

(In thousands)	2012	2011
Land	$4,263	$4,263
Building and land improvements	20,915	16,857
Building	68,479	68,479
Furniture and fixtures	16,631	16,433
Computer hardware and software	68,596	64,053
Engineering and other equipment	99,081	91,232

Total Property, Plant and Equipment	277,965	261,317
Less accumulated depreciation	(197,719)	(186,022)

Total Property, Plant and Equipment (net)	$80,246	$75,295

Depreciation expense was $12.1 million, $10.8 million and $10.2 million in 2012, 2011 and 2010, respectively.

Note 7 – Goodwill and Intangible Assets

The changes in the carrying value of goodwill, all of which is included in our Enterprise Networks division, for the year ended December 31, 2012 are as follows:

(In thousands)
Balance, December 31, 2011	$3,492
Acquisitions	—
Impairment losses	—

Balance, December 31, 2012	$3,492

Balance as of December 31, 2012:
Goodwill	$3,492
Accumulated impairment losses	—

Total goodwill	$3,492

We evaluate the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. When evaluating whether goodwill is impaired, we compare the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, then the amount of the impairment loss is measured. There were no impairment losses recognized during 2012 or 2011.

The following table presents our intangible assets as of December 31, 2012 and 2011. Intangible assets are included in other assets in the accompanying Consolidated Balance Sheets and include intangible assets acquired in conjunction with our acquisition of Objectworld Communications Corporation on September 15, 2009, Bluesocket, Inc. on August 4, 2011, and the NSN BBA business on May 4, 2012.

	December 31, 2012			December 31, 2011
(In thousands)	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Customer relationships	$6,769	$(766)	$6,003	$1,623	$(194)	$1,429
Developed technology	6,397	(1,354)	5,043	3,230	(303)	2,927
Intellectual property	2,340	(851)	1,489	2,340	(525)	1,815
Trade names	270	(85)	185	270	(28)	242
Other	13	(3)	10	—	—	—

Total	$15,789	$(3,059)	$12,730	$7,463	$(1,050)	$6,413

Amortization expense was $2.0 million, $0.7 million and $0.4 million in 2012, 2011 and 2010, respectively.

As of December 31, 2012, the estimated future amortization expense of intangible assets is as follows:

(In thousands)	Amount
2013	$2,438
2014	2,284
2015	2,149
2016	1,876
2017	1,273
Thereafter	2,710

Total	$12,730

Note 8 – Alabama State Industrial Development Authority Financing and Economic Incentives

In conjunction with an expansion of our Huntsville, Alabama, facility, we were approved for participation in an incentive program offered by the State of Alabama Industrial Development Authority (the “Authority”). Pursuant to the program, on January 13, 1995, the Authority issued $20.0 million of its taxable revenue bonds and loaned the proceeds from the sale of the bonds to ADTRAN. The bonds were originally purchased by AmSouth Bank of Alabama, Birmingham, Alabama (the “Bank”). Wachovia Bank, N.A., Nashville, Tennessee (formerly First Union National Bank of Tennessee) (the “Bondholder”), which was acquired by Wells Fargo & Company on December 31, 2008, purchased the original bonds from the Bank and made further advances to the Authority, bringing the total amount outstanding to $50.0 million. An Amended and Restated Taxable Revenue Bond (“Amended and Restated Bond”) was issued and the original financing agreement was amended. The Amended and Restated Bond bears interest, payable monthly. The interest rate is 5% per annum. The Amended and Restated Bond matures on January 1, 2020. The estimated fair value of the bond at December 31, 2012 was approximately $48.8 million, based on a debt security with a comparable interest rate and maturity and a Standard & Poor’s credit rating of A. We are required to make payments to the Authority in amounts necessary to pay the principal of and interest on the Amended and Restated Bond. Included in long-term investments at December 31, 2012 is $48.3 million which is invested in a restricted certificate of deposit. These funds serve as a collateral deposit against the principal of this bond, and we have the right to set-off the balance of the Bond with the collateral deposit in order to reduce the balance of the indebtedness.

In conjunction with this program, we are eligible to receive certain economic incentives from the state of Alabama that reduce the amount of payroll withholdings that we are required to remit to the state for those employment positions that qualify under the program. For the years ended December 31, 2012, 2011 and 2010, we realized economic incentives related to payroll withholdings totaling $1.4 million, $1.9 million and $1.5 million, respectively.

Due to continued positive cash flow from operating activities, we made a business decision in 2006 to begin an early partial redemption of the Bond. We made principal payments of $0.5 million and $1.0 million for the years ended December 31, 2012 and 2011, respectively. It is our intent to make annual principal payments in addition to the interest amounts that are due. In connection with this decision, $0.5 million of the bond debt has been reclassified to a current liability in accounts payable in the Consolidated Balance Sheets at December 31, 2012 and 2011.

Note 9 – Income Taxes

A summary of the components of the provision for income taxes as of December 31, 2012, 2011 and 2010 is as follows:

(In thousands)	2012	2011	2010
Current
Federal	$26,225	$59,382	$48,870
State	3,766	7,177	6,380
International	(504)	431	274

Total Current	29,487	66,990	55,524
Deferred tax expense (benefit)	(3,785)	575	(1,324)

Total Provision for Income Taxes	$25,702	$67,565	$54,200

The effective income tax rate differs from the federal statutory rate due to the following:

	2012	2011	2010
Tax provision computed at the federal statutory rate	35.00%	35.00%	35.00%
State income tax provision, net of federal benefit	3.78	3.19	3.33
Federal research credits	—	(2.50)	(2.90)
Valuation allowance on losses of foreign subsidiaries	3.80	—	—
Tax-exempt income	(1.01)	(0.27)	(0.46)
State tax incentives	(4.46)	(0.90)	(0.86)
Stock-based compensation	2.36	0.03	0.34
Domestic production activity deduction	(3.21)	(1.84)	(2.37)
Other, net	(1.03)	0.07	0.15

Effective Tax Rate	35.23%	32.78%	32.23%

Income before provision for income taxes for the years ended December 31, 2012, 2011 and 2010 is as follows:

(In thousands)	2012	2011	2010
U.S. entities	$80,926	$204,652	$167,118
International entities	(7,961)	1,490	1,071

Total	$72,965	$206,142	$168,189

Income before provision for income taxes for international entities reflects income based on statutory transfer pricing agreements. This amount does not correlate to consolidated international revenues, many of which occur from our U.S. entity.

Deferred income taxes on the balance sheet result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The principal components of our current and non-current deferred taxes are as follows:

(In thousands)	2012	2011
Current deferred tax assets
Accounts receivable	$2	$4
Inventory	7,507	6,709
Accrued expenses	5,546	5,412

Total Current Deferred Tax Assets	13,055	12,125
Non-current deferred tax assets
Accrued expenses	116	113
Deferred compensation	4,456	3,177
Stock-based compensation	4,569	3,808
Uncertain tax positions related to state taxes and related interest	1,005	947
Pensions	605	—
Foreign and state losses and state credit carry-forwards	11,327	7,891
Federal loss and research carry-forwards	12,210	14,778
Valuation allowance	(10,939)	(7,585)

Total Non-current Deferred Tax Assets	23,349	23,129

Total Deferred Tax Assets	$36,404	$35,254

Non-current deferred tax liabilities
Accumulated depreciation	$(6,405)	$(7,081)
Intellectual property	(1,839)	(2,594)
Investments	(4,844)	(5,109)

Total Non-current Deferred Tax Liabilities	$(13,088)	$(14,784)

Net Deferred Tax Assets	$23,316	$20,470

At December 31, 2012 and 2011, non-current deferred tax liabilities and non-current deferred tax assets, respectively, related to investments reflect deferred taxes on unrealized gains and losses on available-for-sale investments. The net change in non-current deferred taxes associated with these investments, a deferred tax benefit of $34 thousand in 2012 and a deferred tax benefit of $7.8 million in 2011, is recorded as an adjustment to other comprehensive income, presented in the Consolidated Statements of Comprehensive Income.

We have deferred tax assets for foreign and domestic loss carry-forwards, unamortized research and development costs and state credit carry-forwards of $23.5 million which will expire between 2013 and 2030. The foreign loss carry-forwards were generated through the acquisition of a foreign entity in 2009 and through current losses at a foreign subsidiary. The unamortized research and development costs are related to our acquisition of Bluesocket in 2011. The state credit carry-forwards result from tax credits in excess of our annual tax liability to an individual state where we do not generate sufficient state income to offset the credit. We believe it is more likely than not that we will not realize the full benefits of the deferred tax asset arising from these losses and credits in various states and foreign countries, and accordingly, we have provided a valuation allowance against these deferred tax assets. We do not provide for U.S. income tax on undistributed earnings of our foreign operations, whose earnings are intended to be permanently reinvested. These earnings are not required to service debt or fund our U.S. operations.

During 2012, 2011 and 2010, we recorded an income tax benefit of $1.9 million, $10.5 million and $4.9 million, respectively, as an adjustment to equity. This deduction is calculated on the difference between the exercise price of stock option exercises and the market price of the underlying common stock upon exercise.

The change in the unrecognized income tax benefits for 2012, 2011 and 2010 is reconciled below:

(In thousands)	2012	2011	2010
Balance at beginning of period	$2,970	$2,593	$2,919
Increases for tax position related to:
Prior years	965	—	197
Current year	302	840	818
Decreases for tax positions related to:
Prior years	(49)	(92)	(16)
Settlements with taxing authorities	(507)	(354)	(630)
Expiration of applicable statute of limitations	(755)	(17)	(695)

Balance at end of period	$2,926	$2,970	$2,593

As of December 31, 2012, 2011, and 2010, our total liability for unrecognized tax benefits was $2.9 million, $3.0 million, and $2.6 million, respectively, of which $2.2 million, $2.4 million, and $2.0 million, respectively, would reduce our effective tax rate if we were successful in upholding all of the uncertain positions and recognized the amounts recorded. We classify interest and penalties recognized on the liability for unrecognized tax benefits as income tax expense. As of December 31, 2012, 2011 and 2010, the balances of accrued interest and penalties were $0.8 million, $1.2 million and $1.0 million, respectively.

We do not anticipate a single tax position generating a significant increase or decrease in our liability for unrecognized tax benefits within 12 months of this reporting date. We file income tax returns in the U.S. federal and various state jurisdictions and several foreign jurisdictions. We have been audited by the Internal Revenue Service and the state of Alabama through the 2009 tax year. Generally, we are not subject to changes in income taxes by any taxing jurisdiction for the years prior to 2009.

Note 10 – Employee Benefit Plans

Pension Benefit Plan

As a result of our acquisition of the NSN BBA business, we assumed a defined benefit pension plan covering employees in certain foreign countries. We established a Contribution Trust Arrangement (CTA) to hold the pension assets, and NSN transferred assets to us equal to the defined benefit obligation as of the May 4, 2012 acquisition date.

The pension benefit plan obligations and funded status at December 31, 2012, are as follows:

(In thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of period	$—
Business combination	(18,063)
Service cost	(766)
Interest cost	(494)
Actuarial gain (loss)	(1,862)
Foreign currency exchange rate changes	4

Projected benefit obligation at end of period	(21,181)

Change in plan assets:
Fair value of plan assets at beginning of period	$—
Business combination	18,063
Actual return on plan assets	592
Foreign currency exchange rate changes	(35)

Fair value of plan assets at end of period	18,620

Funded status at end of period	$(2,561)

The accumulated benefit obligation was $20.8 million at December 31, 2012.

The amounts recognized in the balance sheet for the unfunded pension liability as of December 31, 2012 are as follows:

(In thousands)
Current liability	$(609)
Non-current liability	(1,952)

Total	$(2,561)

The components of net periodic pension cost and amounts recognized in accumulated other comprehensive income for the period May 4, 2012 to December 31, 2012 were as follows:

(In thousands)
Net periodic benefit cost:
Service cost	$766
Interest cost	494
Expected return on plan assets	(674)

Net periodic benefit cost	586

Other changes in plan assets and benefit obligations recognized in accumulated other comprehensive income:
Net actuarial (gain) loss	1,862
Net unrealized (gain) loss on plan assets	90

Total recognized in net periodic benefit cost and accumulated other comprehensive income	$2,538

The defined benefit pension plan is accounted for on an actuarial basis, which requires the selection of various assumptions, including an expected rate of return on plan assets and a discount rate. The expected return on our German plan assets that is utilized in determining the benefit obligation and net periodic benefit cost is derived from periodic studies, which include a review of asset allocation strategies, anticipated future long-term performance of individual asset classes, risks using standard deviations and correlations of returns among the asset classes that comprise the plans’ asset mix. While the studies give appropriate consideration to recent plan performance and historical returns, the assumptions are primarily long-term, prospective rates of return.

Another key assumption in determining net pension expense is the assumed discount rate to be used to discount plan obligations. The discount rate has been derived from the returns of high-quality, corporate bonds denominated in Euro currency with durations close to the duration of our pension obligations.

The weighted-average assumptions that were used to determine the net periodic benefit cost for the period May 4, 2012 to December 31, 2012 were as follows:

Discount rates	3.96%
Rate of compensation increase	2.25%
Expected long-term rates of return	5.40%

The weighted-average assumptions that were used to determine the benefit obligation at December 31, 2012:

Discount rates	3.50%
Rate of compensation increase	2.25%

No amounts will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2013.

We do not anticipate making a contribution to our pension plan in 2013. The following pension benefit payments, which reflect expected future service, as appropriate, are expected to be paid to participants:

(In thousands)
2013	$339
2014	226
2015	296
2016	211
2017	370
2018 – 2022	4,080

Total	$5,522

We have categorized our cash equivalents and our investments held at fair value into a three-level fair value hierarchy based on the priority of the inputs to the valuation technique for the cash equivalents and investments as follows: Level 1—Values based on unadjusted quoted prices for identical assets or liabilities in an active market; Level 2—Values based on quoted prices in markets that are not active or model inputs that are observable either directly or indirectly; Level 3—Values based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs include information supplied by investees.

		Fair Value Measurements at December 31, 2012 Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$6	$6	$—	$—

Available-for-sale securities
Bond funds	13,880	13,880	—	—
Equity funds	3,975	3,975	—	—
Balanced fund	759	759	—	—

Available-for-sale securities	18,614	18,614	—	—

Total	$18,620	$18,620	$—	$—

Our investment policy includes various guidelines and procedures designed to ensure assets are invested in a manner necessary to meet expected future benefits earned by participants. The investments guidelines consider a broad range of economic conditions. Central to the policy are target allocation ranges by asset class, which is currently 75% for bond funds and 25% for equity funds.

The objectives of the target allocations are to maintain investment portfolios that diversify risk through prudent asset allocation parameters, achieve asset returns that meet or exceed the plans’ actuarial assumptions, and achieve asset returns that are competitive with like institutions employing similar investment strategies.

The investment policy is periodically reviewed by us and a designated third-party fiduciary for investment matters. The policy is established and administered in a manner that is compliant at all times with applicable government regulations.

401(k) Savings Plan

We maintain the ADTRAN, Inc. 401(k) Retirement Plan (Savings Plan) for the benefit of our eligible employees. The Savings Plan is intended to qualify under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended (Code), and is intended to be a “safe harbor” 401(k) plan under Code Section 401(k)(12). The Savings Plan allows employees to save for retirement by contributing part of their compensation to the plan on a tax-deferred basis. The Savings Plan also requires us to contribute a “safe harbor” amount each year. We match up to 4% of employee contributions (100% of an employee’s first 3% of contributions and 50% of their next 2% of contributions), beginning on the employee’s one year anniversary date. In calculating our matching contribution, we only use compensation up to the statutory maximum under the Code ($250 thousand for 2012). All contributions under the Savings Plan are 100% vested. Expenses recorded for employer contributions and plan administration costs for the Savings Plan amounted to approximately $4.6 million, $4.3 million and $4.6 million in 2012, 2011 and 2010, respectively.

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

Assets of the Trust are deemed invested in mutual funds that cover an investment spectrum ranging from equities to money market instruments. These mutual funds are publicly quoted and reported at fair value. The fair value of the assets held by the Trust and the amounts payable to the plan participants are as follows:

(In thousands)	2012	2011
Fair Value of Plan Assets
Long-term Investments	$11,526	$7,710

Total Fair Value of Plan Assets	$11,526	$7,710

Amounts Payable to Plan Participants
Non-current Liabilities	$11,526	$7,710

Total Amounts Payable to Plan Participants	$11,526	$7,710

Interest and dividend income of the Trust have been included in interest and dividend income in the accompanying 2012, 2011 and 2010 Consolidated Statements of Income. Changes in the fair value of the plan assets held by the Trust have been included in accumulated other comprehensive income in the accompanying 2012 and 2011 Consolidated Balance Sheets. Changes in the fair value of the deferred compensation liability are included as selling, general and administrative expense in the accompanying 2012, 2011 and 2010 Consolidated Statements of Income. Based on the changes in the total fair value of the Trust’s assets, we recorded deferred compensation adjustments in 2012, 2011 and 2010 of $0.9 million, $(0.2) million and $0.4 million, respectively.

Retiree Medical Coverage

We provide medical, dental and prescription drug coverage to one retired former officer and his spouse, for his life, on the same terms as provided to our active officers, and to the spouse of a former deceased officer for up to 30 years. At December 31, 2012 and 2011, this liability totaled $0.2 million.

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

The following table presents information about the reported sales and gross profit of our reportable segments for each of the years ended December 31, 2012, 2011 and 2010. Asset information by reportable segment is not reported, since we do not produce such information internally.

Sales and Gross Profit by Market Segment	2012		2011		2010
(In thousands)	Sales	Gross Profit	Sales	Gross Profit	Sales	Gross Profit
Carrier Networks	$492,096	$247,380	$569,579	$327,813	$476,030	$283,310
Enterprise Networks	128,518	69,263	147,650	86,505	129,644	75,553

	$620,614	$316,643	$717,229	$414,318	$605,674	$358,863

Sales by Product

Our three major product categories are Carrier Systems, Business Networking and Loop Access.

Carrier Systems products are used by communications service providers to provide data, voice and video services to consumers and enterprises. This category includes the following product areas and related services:

•	Broadband Access

•	Total Access® 5000 Multi-Service Access and Aggregation Platform (MSAP)

•	hiX family of MSAPs

•	Total Access 1100/1200 Series of Fiber to the Node (FTTN) products

•	Ultra Broadband Ethernet (UBE)

•	Digital Subscriber Line Access Multiplexer (DSLAM) products

•	Optical

•	Optical Networking Edge (ONE)

•	NetVanta 8000 Series

•	OPTI and TA 3000 optical products

•	Small Form-Factor Pluggable (SFP) products

•	TDM systems

•	Network Management Solutions

Business Networking products provide access to telecommunication services and facilitate the delivery of cloud connectivity, enterprise communications and virtual mobility to the small and mid-sized enterprise (SME) market. This category includes the following product areas and related services:

•	Internetworking products

•	Total Access IP Business Gateways

•	Optical Network Terminals (ONTs)

•	Bluesocket® virtual Wireless LAN (vWLAN®)

•	NetVanta®

•	Multiservice Routers

•	Managed Ethernet Switches

•	Unified Communications (UC) solutions

•	Carrier Ethernet Network Terminating Equipment (NTE)

•	Network Management Solutions

•	Integrated Access Devices (IADs)

Loop Access products are used by carrier and enterprise customers for access to copper-based telecommunications networks. The Loop Access category includes the following product areas:

•	High bit-rate Digital Subscriber Line (HDSL) products

•	Digital Data Service (DDS)

•	Integrated Services Digital Network (ISDN) products

•	T1/E1/T3 Channel Service Units/Data Service Units (CSUs/DSUs)

•	TRACER fixed-wireless products

The table below presents sales information by product category for the years ended December 31, 2012, 2011 and 2010:

(In thousands)	2012	2011	2010
Carrier Systems	$399,646	$420,289	$289,314
Business Networking	149,304	162,186	127,233
Loop Access	71,664	134,754	189,127

Total	$620,614	$717,229	$605,674

In addition, we identify subcategories of product revenues, which we divide into core products and legacy products. Our core products consist of Broadband Access and Optical products (included in Carrier Systems) and Internetworking products (included in Business Networking). Our legacy products include HDSL products (included in Loop Access) and other products not included in the aforementioned core products.

The table below presents subcategory revenues for the years ended December 31, 2012, 2011 and 2010:

(In thousands)	2012	2011	2010
Core Products
Broadband Access (included in Carrier Systems)	$320,076	$289,776	$176,116
Optical (included in Carrier Systems)	51,755	82,535	66,206
Internetworking (NetVanta® & Multi-service Access Gateways) (included in Business Networking)	142,958	151,536	111,123

Subtotal	$514,789	$523,847	$353,445
Legacy Products
HDSL (does not include T1) (included in Loop Access)	66,974	126,976	177,249
Other products (excluding HDSL)	38,851	66,406	74,980

Subtotal	$105,825	$193,382	$252,229

Total	$620,614	$717,229	$605,674

The following table presents sales information by geographic area for the years ended December 31, 2012, 2011 and 2010. International sales correlate to shipments with a non-U.S. destination.

(In thousands)	2012	2011	2010
United States	$470,369	$632,795	$573,845
International	150,245	84,434	31,829

Total	$620,614	$717,229	$605,674

Only a single customer comprised more than 10% of our revenue in 2012 at 23%. Single customers comprising more than 10% of our revenue in 2011 included two customers at 25% and 10%, respectively. Single customers comprising more than 10% of our revenue in 2010 included three customers at 20%, 18%, and 11%, respectively. No other customer accounted for 10% or more of our sales in 2012, 2011 or 2010.

Sales to our three largest service provider customers for each year were 41%, 44% and 49% of total revenue in 2012, 2011 and 2010, respectively.

As of December 31, 2012, long-lived assets, net totaled $80.2 million, which includes $73.9 million held in the United States and $6.3 million held outside the United States. As of December 31, 2011, long-lived assets, net totaled $75.3 million, which includes $73.9 million held in the United States and $1.4 million held outside the United States.

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

We lease office space and equipment under operating leases which expire at various dates through 2018. As of December 31, 2012, future minimum rental payments under non-cancelable operating leases with original maturities of greater than 12 months are approximately as follows:

(In thousands)
2013	$4,353
2014	3,687
2015	3,214
2016	2,271
Thereafter	2,722

Total	$16,247

Rental expense was approximately $3.9 million, $2.4 million and $1.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Note 13 – Earnings per Share

A summary of the calculation of basic and diluted earnings per share (EPS) for the years ended December 31, 2012, 2011 and 2010 is as follows:

(In thousands, except for per share amounts)	2012	2011	2010
Numerator
Net Income	$47,263	$138,577	$113,989

Denominator
Weighted average number of shares – basic	63,259	64,145	62,490
Effect of dilutive securities:
Stock options	488	1,236	1,355
Restricted stock and restricted stock units	27	35	34

Weighted average number of shares – diluted	63,774	65,416	63,879

Net income per share – basic	$0.75	$2.16	$1.82
Net income per share – diluted	$0.74	$2.12	$1.78

For each of the years ended December 31, 2012, 2011 and 2010, 3.2 million, 1.2 million and 2.0 million stock options were outstanding but were not included in the computation of that year’s diluted EPS because the options’ exercise prices were greater than the average market price of the common shares, therefore making them anti-dilutive under the treasury stock method.

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

Unaudited Quarterly Operating Results

(In thousands, except for per share amounts)

Three Months Ended	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Net sales	$134,735	$183,998	$162,125	$139,756
Gross profit	$74,087	$95,201	$79,972	$67,383
Operating income	$16,181	$26,838	$10,276	$2,874
Net income	$12,960	$21,070	$9,272	$3,961
Earnings per common share	$0.20	$0.33	$0.15	$0.06
Earnings per common share assuming dilution (1)	$0.20	$0.33	$0.15	$0.06

Three Months Ended	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Net sales	$165,522	$184,227	$192,194	$175,286
Gross profit	$98,795	$106,827	$109,476	$99,220
Operating income	$45,606	$51,310	$51,107	$41,115
Net income	$34,258	$36,943	$36,213	$31,163
Earnings per common share	$0.53	$0.57	$0.57	$0.49
Earnings per common share assuming dilution (1)	$0.52	$0.56	$0.56	$0.48

(1)	Assumes exercise of dilutive stock options calculated under the treasury stock method.

Note 15 – Related Party Transactions

We employ the law firm of our director emeritus for legal services. All bills for services rendered by this firm are reviewed and approved by our Chief Financial Officer. We believe that the fees for such services are comparable to those charged by other firms for services rendered to us. For the years ended 2012, 2011 and 2010, we incurred fees of $10 thousand per month for these legal services.

Note 16 – Subsequent Events

On January 15, 2013, the Board declared a quarterly cash dividend of $0.09 per common share to be paid to shareholders of record at the close of business on February 7, 2013. The quarterly dividend payment was $5.6 million and was paid on February 21, 2013. In July 2003, our Board of Directors elected to begin declaring quarterly dividends on our common stock considering the tax treatment of dividends and adequate levels of Company liquidity.

As of February 28, 2013, we have repurchased 0.9 million shares of our common stock through open market purchases at an average cost of $22.45 per share. We currently have the authority to purchase an additional 3.2 million shares of our common stock under the current plan approved by the Board of Directors.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Internal control over financial reporting. Section 404 of the Sarbanes-Oxley Act of 2002 requires management to include in this Annual Report on Form 10-K a report on management’s assessment of the effectiveness of our internal control over financial reporting, as well as a report from our independent registered public accounting firm on the effectiveness of internal control over financial reporting. Management’s report on internal control over financial reporting and the related report from our independent registered public accounting firm are located in Item 8 “Financial Statements and Supplementary Data” of this report.

(b)	Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) for the company. Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, have concluded that our disclosure controls and procedures are effective.

(c)	Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to nominees for director of ADTRAN and compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the captions “Proposal 1–Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance,” respectively, in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 8, 2013. Such information is incorporated herein by reference. The definitive Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2012. Information relating to the executive officers of ADTRAN, pursuant to Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K, is set forth at Part I, Item 4A of this report under the caption “Executive Officers of the Registrant.” This information is incorporated herein by reference.

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

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010

Notes to Consolidated Financial Statements

2.	Consolidated Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts

3.	Exhibits

The following exhibits are filed with or incorporated by reference in this report. Where such filing is made by incorporation by reference to a previously filed registration statement or report, such registration statement or report is identified in parentheses. We will furnish any exhibit upon request to: ADTRAN, Inc., Attn: Investor Relations, 901 Explorer Boulevard, Huntsville, Alabama 35806. There is a charge of $0.50 per page to cover expenses for copying and mailing.

Exhibit Number	Description

2.1	Asset Sale and Purchase Agreement dated 11 December 2011 Regarding the Sale and Purchase of the NSN DSLAM, GPON and ACI Products and the Related Services Businesses.

3.1	Certificate of Incorporation, as amended (Exhibit 3.1 to ADTRAN’s Registration Statement on Form S-1, No. 33-81062 (the “Form S-1 Registration Statement”)).

3.2	Bylaws, as amended (Exhibit 3.1 to ADTRAN’s Current Report on Form 8-K filed October 16, 2007).

10.1	Documents relative to the $50,000,000 Taxable Revenue Bond, Series 1995 (ADTRAN, Inc. Project) issued by the Alabama State Industrial Development Authority, consisting of the following:

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2013.

ADTRAN, Inc.
(Registrant)

By:	/s/ James E. Matthews
James E. Matthews
Senior Vice President – Finance, Chief Financial Officer, Treasurer, Secretary and Director
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 28, 2013.

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
James E. Matthews as Attorney in Fact

ADTRAN, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C	Column D	Column E	Column F
(In thousands)	Balance at Beginning of Period	Assumed on Acquisition	Charged to Costs & Expenses	Deductions	Balance at End of Period
Year ended December 31, 2012
Allowance for Doubtful Accounts	$8	—	38	40	$6
Inventory Reserve	$9,419	—	3,042	504	$11,957
Warranty Liability	$4,118	3,781	5,363	3,609	$9,653
Deferred Tax Asset Valuation Allowance	$7,585	—	3,594	240	$10,939

Year ended December 31, 2011
Allowance for Doubtful Accounts	$162	—	117	271	$8
Inventory Reserve	$8,932	—	1,137	650	$9,419
Warranty Liability	$3,304	33	2,860	2,079	$4,118
Deferred Tax Asset Valuation Allowance	$5,627	1,462	496	—	$7,585

Year ended December 31, 2010
Allowance for Doubtful Accounts	$138	—	72	48	$162
Inventory Reserve	$7,750	—	1,992	810	$8,932
Warranty Liability	$2,833	—	5,309	4,838	$3,304
Deferred Tax Asset Valuation Allowance	$5,340	—	391	104	$5,627

ADTRAN, INC.

INDEX OF EXHIBITS

Exhibit Number	Description

2.1	Asset Sale and Purchase Agreement dated 11 December 2011 Regarding the Sale and Purchase of the NSN DSLAM, GPON and ACI Products and the Related Services Businesses.

3.1	Certificate of Incorporation, as amended (Exhibit 3.1 to ADTRAN’s Registration Statement on Form S-1, No. 33-81062 (the “Form S-1 Registration Statement”)).

3.2	Bylaws, as amended (Exhibit 3.1 to ADTRAN’s Current Report on Form 8-K filed October 16, 2007).

10.1	Documents relative to the $50,000,000 Taxable Revenue Bond, Series 1995 (ADTRAN, Inc. Project) issued by the Alabama State Industrial Development Authority, consisting of the following:

(a)	First Amended and Restated Financing Agreement dated April 25, 1997, among the State Industrial Development Authority, a public corporation organized under the laws of the State of Alabama (the “Authority”), ADTRAN and First Union National Bank of Tennessee, a national banking corporation (the “Bondholder”) (Exhibit 10.1(a) to ADTRAN’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (the “1997 Form 10-Q”)).

(b)	First Amended and Restated Loan Agreement dated April 25, 1997, between the Authority and ADTRAN (Exhibit 10.1(b) to the 1997 Form 10-Q).

(c)	First Amended and Restated Specimen Taxable Revenue Bond, Series 1995 (ADTRAN, Inc. Project) (Exhibit 10.1(c) to the 1997 Form 10-Q).

(d)	First Amended and Restated Specimen Note from ADTRAN to the Bondholder, dated April 25, 1997 (Exhibit 10.1(d) to the 1997 Form 10-Q).

(e)	Amended and Restated Investment Agreement dated January 3, 2002 between ADTRAN and First Union National Bank (successor-in-interest to First Union National Bank of Tennessee (the “Successor Bondholder”)) (Exhibit 10.1(e) to ADTRAN’s Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 Form 10-K”)).

(f)	Resolution of the Authority authorizing the amendment of certain documents, dated April 25, 1997, relating to the $50,000,000 Taxable Revenue Bond, Series 1995 (ADTRAN, Inc. Project) (Exhibit 10.1(f) to the 1997 Form 10-Q).

(g)	Resolution of ADTRAN authorizing the First Amended and Restated Financing Agreement, the First Amended and Restated Loan Agreement, the First Amended and Restated Note, and the Investment Agreement (Exhibit 10.1(g) to the 1997 Form 10-Q).

(h)	Amendment to First Amended and Restated Financing Agreement and First Amended and Restated Loan Agreement dated January 3, 2002 between ADTRAN and the Successor Bondholder (Exhibit 10.1(h) to the 2002 Form 10-K).

10.2	Tax Indemnification Agreement dated July 1, 1994 by and among ADTRAN and the stockholders of ADTRAN prior to ADTRAN’s initial public offering of Common Stock (Exhibit 10.5 to the 1994 Form 10-K).

Exhibit Number	Description

10.3	Management Contracts and Compensation Plans:

(a)	Amended and Restated 1996 Employees Incentive Stock Option Plan, as amended by the First, Second and Third Amendments thereto (Exhibit 10.3(a) to the 2002 Form 10-K).

(b)	Amended and Restated 1995 Directors Stock Option Plan, as amended by the First and Second Amendments thereto (Exhibit 10.3(b) to the 2002 Form 10-K).

(c)	Third Amendment to the Amended and Restated 1995 Directors Stock Option Plan (Exhibit 10.3(c) to ADTRAN’s Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 Form 10-K”)).

(d)	ADTRAN, Inc. Deferred Compensation Plan, as amended and restated as of January 1, 2008 (Exhibit 10.3(d) to ADTRAN’s Form 10-K filed on February 27, 2009).

(e)	ADTRAN, Inc. Management Incentive Bonus Plan (Exhibit 10.1 to ADTRAN’s Form 8-K on February 3, 2006).

(f)	ADTRAN, Inc. 2006 Employee Stock Incentive Plan (Exhibit 4.1 to ADTRAN’s Registration Statement on Form S-8 (File No. 333-133927) filed on May 9, 2006).

(g)	First Amendment to the ADTRAN Inc. 2006 Employee Stock Incentive Plan (Exhibit 10.3(h) to ADTRAN’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”)).

(h)	Form of Nonqualified Stock Option Agreement under the 2006 Employee Stock Incentive Plan (Exhibit 10.1 to ADTRAN’s Form 8-K filed June 8, 2006).

(i)	Form of Incentive Stock Option Agreement under the 2006 Employee Stock Incentive Plan (Exhibit 10.2 to ADTRAN’s Form 8-K filed June 8, 2006).

(j)	ADTRAN, Inc. 2005 Directors Stock Option Plan (Exhibit 10.1 to ADTRAN’s Form 8-K filed on May 20, 2005).

(k)	First Amendment to the ADTRAN, Inc. 2005 Directors Stock Option Plan (Exhibit 10.3(l) to the 2007 Form 10-K).

(l)	Summary of Non-Employee Director Compensation (Exhibit 10.3(k) to ADTRAN’s Form 10-K filed on February 28, 2007).

(m)	Form of Performance Shares Agreement under the ADTRAN, Inc. 2006 Employee Stock Incentive Plan (Exhibit 10.1 to ADTRAN’s Form 8-K filed on November 6, 2008).

(n)	Form of Performance Shares Agreement under the ADTRAN, Inc. 2006 Employee Stock Incentive Plan (Exhibit 10.1 to ADTRAN’s Form 8-K filed on November 9, 2010).

21*	Subsidiaries of ADTRAN.

23*	Consent of PricewaterhouseCoopers LLP.

24*	Powers of Attorney.

31*	Rule 13a-14(a)/15d-14(a) Certifications.

32*	Section 1350 Certifications

Exhibit Number	Description

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith
**	Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.