Form 10-Q
period 2013-03-31
ADTRAN INC
filed 2013-05-08
CIK 926282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2013

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date:

Class	Outstanding at April 25, 2013
Common Stock, $.01 Par Value	59,273,597 shares

ADTRAN, INC.

Quarterly Report on Form 10-Q

For the Three Months Ended March 31, 2013

FORWARD LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of ADTRAN. ADTRAN and its representatives may from time to time make written or oral forward-looking statements, including statements contained in this report, our other filings with the Securities and Exchange Commission (SEC) and other communications with our stockholders. Generally, the words, “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “may,” “could” and similar expressions identify forward-looking statements. We caution you that any forward-looking statements made by us or on our behalf are subject to uncertainties and other factors that could cause such statements to be wrong. A list of factors that could materially affect our business, financial condition or operating results is included under “Factors that Could Affect Our Future Results” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 2 of Part I of this report. They have also been discussed in Item 1A of Part I in our most recent Annual Report on Form 10-K for the year ended December 31, 2012 filed on February 28, 2013 with the SEC. Though we have attempted to list comprehensively these important factors, we caution investors that other factors may prove to be important in the future in affecting our operating results. New factors emerge from time to time, and it is not possible for us to predict all of these factors, nor can we assess the impact each factor or a combination of factors may have on our business.

You are further cautioned not to place undue reliance on these forward-looking statements because they speak only of our views as of the date that the statements were made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADTRAN, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	March 31,	December 31,
	2013	2012
ASSETS
Current Assets
Cash and cash equivalents	$58,640	$68,457
Short-term investments	189,236	160,481
Accounts receivable, less allowance for doubtful accounts of $21 and $6 at March 31, 2013 and December 31, 2012, respectively	82,102	81,194
Other receivables	16,164	16,253
Inventory	95,767	102,583
Prepaid expenses	4,419	4,148
Deferred tax assets, net	12,972	13,055

Total Current Assets	459,300	446,171
Property, plant and equipment, net	77,781	80,246
Deferred tax assets, net	10,680	10,261
Goodwill	3,492	3,492
Other assets	12,599	13,482
Long-term investments	310,484	332,729

Total Assets	$874,336	$886,381

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$48,933	$42,173
Unearned revenue	33,563	38,051
Accrued expenses	11,117	10,309
Accrued wages and benefits	16,479	15,022
Income tax payable, net	1,585	1,211

Total Current Liabilities	111,677	106,766
Non-current unearned revenue	24,990	23,803
Other non-current liabilities	18,541	17,406
Bonds payable	46,000	46,000

Total Liabilities	201,208	193,975
Commitments and contingencies (see Note 15)
Stockholders’ Equity
Common stock, par value $0.01 per share; 200,000 shares authorized; 79,652 shares issued and 61,322 shares outstanding at March 31, 2013 and 79,652 shares issued and 62,310 shares outstanding at December 31, 2012	797	797
Additional paid-in capital	226,748	224,517
Accumulated other comprehensive income	9,947	11,268
Retained earnings	863,456	861,465
Less treasury stock at cost: 18,330 and 17,342 shares at March 31, 2013 and December 31, 2012, respectively	(427,820)	(405,641)

Total Stockholders’ Equity	673,128	692,406

Total Liabilities and Stockholders’ Equity	$874,336	$886,381

See notes to consolidated financial statements

ADTRAN, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2013	2012
Sales	$143,013	$134,735
Cost of sales	73,336	60,648

Gross Profit	69,677	74,087
Selling, general and administrative expenses	30,603	33,111
Research and development expenses	32,511	24,795

Operating Income	6,563	16,181
Interest and dividend income	1,768	1,861
Interest expense	(581)	(588)
Net realized investment gain	3,645	2,467
Other income (expense), net	(1,672)	141

Income before provision for income taxes	9,723	20,062
Provision for income taxes	(1,833)	(7,102)

Net Income	$7,890	$12,960

Weighted average shares outstanding – basic	61,847	63,809
Weighted average shares outstanding – diluted	62,030	64,849
Earnings per common share – basic	$0.13	$0.20
Earnings per common share – diluted	$0.13	$0.20
Dividend per share	$0.09	$0.09

See notes to consolidated financial statements

ADTRAN, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2013	2012
Net Income	$7,890	$12,960

Other Comprehensive Income (Loss), net of tax:
Unrealized gains (losses) on available-for-sale securities	(1,644)	6,757
Foreign currency translation	323	153

Other Comprehensive Income (Loss), net of tax	(1,321)	6,910

Comprehensive Income, net of tax	$6,569	$19,870

See notes to consolidated financial statements

ADTRAN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$7,890	$12,960
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,663	3,095
Amortization of net premium on available-for-sale investments	1,754	2,171
Net realized gain on long-term investments	(3,645)	(2,467)
Net (gain) loss on disposal of property, plant and equipment	17	(214)
Stock-based compensation expense	2,232	2,221
Deferred income taxes	715	(2,030)
Tax benefit from stock option exercises	—	1,492
Excess tax benefits from stock-based compensation arrangements	—	(1,153)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,306)	1,334
Other receivables	(224)	1,706
Inventory	6,540	(8,005)
Prepaid expenses and other assets	(217)	(710)
Accounts payable	7,262	1,831
Accrued expenses and other liabilities	1,188	5,287
Income tax payable, net	379	7,017

Net cash provided by operating activities	26,248	24,535

Cash flows from investing activities:
Purchases of property, plant and equipment	(735)	(4,086)
Proceeds from disposals of property, plant and equipment	—	266
Proceeds from sales and maturities of available-for-sale investments	118,133	69,364
Purchases of available-for-sale investments	(125,411)	(95,646)

Net cash used in investing activities	(8,013)	(30,102)

Cash flows from financing activities:
Proceeds from stock option exercises	55	3,560
Purchases of treasury stock	(22,546)	—
Dividend payments	(5,586)	(5,739)
Excess tax benefits from stock-based compensation arrangements	—	1,153

Net cash used in financing activities	(28,077)	(1,026)

Net decrease in cash and cash equivalents	(9,842)	(6,593)
Effect of exchange rate changes	25	153
Cash and cash equivalents, beginning of period	68,457	42,979

Cash and cash equivalents, end of period	$58,640	$36,539

See notes to consolidated financial statements

ADTRAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share amounts)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements of ADTRAN®, Inc. and its subsidiaries (ADTRAN) have been prepared pursuant to the rules and regulations for reporting on Quarterly Reports on Form 10-Q. Accordingly, certain information and notes required by generally accepted accounting principles for complete financial statements are not included herein. The December 31, 2012 Consolidated Balance Sheet is derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

In the opinion of management, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature. The results of operations for an interim period are not necessarily indicative of the results for the full year. The interim statements should be read in conjunction with the financial statements and notes thereto included in ADTRAN’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 28, 2013 with the SEC.

Changes in Classifications

Certain changes in classifications have been made to the prior period balances in other comprehensive income to conform to the current period’s presentation as a result of our adoption of Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Comprehensive Income.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expense during the reporting period. Our more significant estimates include the allowance for doubtful accounts, obsolete and excess inventory reserves, warranty reserves, customer rebates, allowance for sales returns, determination of the deferred revenue components of multiple element sales agreements, estimated costs to complete obligations associated with deferred revenues, estimated income tax contingencies, the fair value of stock-based compensation, impairment of goodwill, value and estimated lives of intangible assets, estimated working capital adjustments under negotiation related to the Nokia Siemens Networks Broadband Access business acquisition, and the evaluation of other-than-temporary declines in the value of investments. Actual amounts could differ significantly from these estimates.

Recent Accounting Pronouncements

During the three months ended March 31, 2013, we adopted the following accounting standard, which had no material effect on our consolidated results of operations or financial condition:

In February 2013, the FASB issued Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02). ASU 2013-02 requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component either on the face of the financial statements or in the footnotes. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. This update is effective prospectively for reporting periods beginning after December 15, 2012. We adopted this amendment during the first quarter of 2013, and we have provided the disclosures required for the period ended March 31, 2013 in Note 10 of Notes to Consolidated Financial Statements.

2. BUSINESS COMBINATIONS

On May 4, 2012, we acquired the Nokia Siemens Networks Broadband Access business (NSN BBA business). This acquisition provides us with an established customer base in key markets and complementary, market-focused products and was accounted for as a business combination. We have included the financial results of the NSN BBA business in our consolidated financial statements since the date of acquisition. These revenues are included in the Carrier Networks division in the Broadband Access subcategory.

We received a cash payment of $7.5 million from NSN and recorded a bargain purchase gain of $1.8 million, net of income taxes, in the second quarter of 2012, subject to customary working capital adjustments between the parties as defined in the purchase agreement. As of March 31, 2013, the parties were in the process of resolving the working capital adjustments. We adjusted the purchase price allocation during the fourth quarter of 2012 to record additional estimated liabilities and an estimated receivable from NSN related to working capital adjustments under negotiation. The bargain purchase gain of $1.8 million represents the excess of the consideration exchanged over the fair value of the assets acquired and liabilities assumed. We have assessed the recognition and measurements of the assets acquired and liabilities assumed based on historical and pro forma data for future periods and have concluded that our valuation procedures and resulting measures were appropriate.

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

The following supplemental pro forma information presents the financial results of the acquired NSN BBA business for the three months ended March 31, 2012. These results are not included in our consolidated financial statements.

This supplemental pro forma information does not purport to be indicative of what would have occurred had the acquisition of the NSN BBA business been completed on January 1, 2012, nor are they indicative of any future results.

Three Months Ended
March 31,
(In thousands)	2012
Pro forma revenue	$33,906
Pro forma pre-tax loss	$(11,645)
Weighted average exchange rate during the period (EURO/USD)	€1.00/$1.31

For the three months ended March 31, 2013, we incurred acquisition and integration related expenses and amortization of acquired intangibles of $0.9 million related to this acquisition.

3. INCOME TAXES

Our effective tax rate decreased from 35.4% in the three months ended March 31, 2012 to 18.9% in the three months ended March 31, 2013. The tax provision rate in the three months ended March 31, 2013 included a benefit for the research tax credit, which was extended for 2012 and 2013 by legislation passed in January 2013. The inclusion of an annual benefit for 2012 and a quarterly benefit for 2013 during the three months ended March 31, 2013 resulted in a 24.5 percentage point decrease in our effective tax rate. This decrease was partially offset by a valuation allowance related to a foreign subsidiary, which resulted in a 6.2 percentage point increase in our effective tax rate, and other miscellaneous items that increased our tax rate 1.8 percentage points for the three months ended March 31, 2013.

4. PENSION BENEFIT PLAN

As a result of our acquisition of the NSN BBA business, we assumed a defined benefit obligation of $17.0 million as of May 4, 2012. We established a Contribution Trust Arrangement (CTA) to hold the pension assets, and NSN has transferred assets to us equal to the defined benefit obligation.

The following table summarizes the components of net periodic pension cost for the three months ended March 31, 2013:

Three Months Ended
(In thousands)	March 31, 2013
Service cost	$300
Interest cost	187
Expected return on plan assets	(253)

Net periodic pension cost	$234

5. STOCK-BASED COMPENSATION

The following table summarizes the stock-based compensation expense related to stock options, restricted stock units (RSUs) and restricted stock for the three months ended March 31, 2013 and 2012, which was recognized as follows:

	Three Months Ended
	March 31,
(In thousands)	2013	2012
Stock-based compensation expense included in cost of sales	$106	$101

Selling, general and administrative expense	1,063	1,051
Research and development expense	1,063	1,069

Stock-based compensation expense included in operating expenses	2,126	2,120

Total stock-based compensation expense	2,232	2,221
Tax benefit for expense associated with non-qualified options	(307)	(301)

Total stock-based compensation expense, net of tax	$1,925	$1,920

The fair value of our stock options was estimated using the Black-Scholes model. The determination of the fair value of stock options on the date of grant using the Black-Scholes model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables that may have a significant impact on the fair value estimate.

There were no options granted during the three months ended March 31, 2013 or 2012.

The fair value of our RSUs is calculated using a Monte Carlo Simulation valuation method. There were no RSU grants during the three months ended March 31, 2013 or 2012.

The fair value of restricted stock is equal to the closing price of our stock on the date of grant. There were no restricted stock grants during the three months ended March 31, 2013 or 2012.

Stock-based compensation expense recognized in our Consolidated Statements of Income for the three months ended March 31, 2013 and 2012 is based on options, RSUs and restricted stock ultimately expected to vest, and has been reduced for estimated forfeitures. Estimated forfeitures for stock options were based upon historical experience and approximate 1.6% annually. We estimated a 0% forfeiture rate for our RSUs and restricted stock due to the limited number of recipients and historical experience for these awards.

As of March 31, 2013, total compensation expense related to non-vested stock options, RSUs and restricted stock not yet recognized was approximately $16.9 million, which is expected to be recognized over an average remaining recognition period of 2.4 years.

The following table is a summary of our stock options outstanding as of December 31, 2012 and March 31, 2013 and the changes that occurred during the three months ended March 31, 2013:

(In thousands, except per share amounts)	Number of Options	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life In Years	Aggregate Intrinsic Value
Options outstanding, December 31, 2012	6,035	$24.81	6.69	$5,154
Options granted	—	$—
Options cancelled/forfeited	(46)	$26.33
Options exercised	(4)	$15.29

Options outstanding, March 31, 2013	5,985	$24.80	6.46	$5,290

Options exercisable, March 31, 2013	3,528	$24.81	4.95	$2,628

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (the difference between ADTRAN’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2013. The aggregate intrinsic value will change based on the fair market value of ADTRAN’s stock.

The total pre-tax intrinsic value of options exercised during the three month period ended March 31, 2013 was $21 thousand.

The following table is a summary of our RSUs and restricted stock outstanding as of December 31, 2012 and March 31, 2013 and the changes that occurred during the three months ended March 31, 2013:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value
Unvested RSUs and restricted stock outstanding, December 31, 2012	103	$29.25
RSUs and restricted stock granted	—	$—
RSUs and restricted stock vested	—	$—
RSUs and restricted stock cancelled/forfeited	—	$—

Unvested RSUs and restricted stock, March 31, 2013	103	$29.25

6. INVESTMENTS

At March 31, 2013, we held the following securities and investments, recorded at either fair value or cost.

		Gross Unrealized
(In thousands)	Amortized Cost	Gains	Losses	Carrying Value
Deferred compensation plan assets	$10,907	$1,448	$(5)	$12,350
Corporate bonds	190,540	783	(18)	191,305
Municipal fixed-rate bonds	171,282	849	(10)	172,121
Municipal variable rate demand notes	40,780	—	—	40,780
Marketable equity securities	22,226	11,179	(309)	33,096

Available-for-sale securities held at fair value	$435,735	$14,259	$(342)	$449,652

Restricted investment held at cost				48,250
Other investments held at cost				1,818

Total carrying value of available-for-sale investments				$499,720

At December 31, 2012, we held the following securities and investments, recorded at either fair value or cost.

		Gross Unrealized
(In thousands)	Amortized Cost	Gains	Losses	Carrying Value
Deferred compensation plan assets	$10,688	$846	$(7)	$11,527
Corporate bonds	185,464	966	(18)	186,412
Municipal fixed-rate bonds	174,530	627	(73)	175,084
Municipal variable rate demand notes	34,375	—	—	34,375
Fixed income bond fund	444	12	—	456
Marketable equity securities	20,966	14,630	(392)	35,204

Available-for-sale securities held at fair value	$426,467	$17,081	$(490)	$443,058

Restricted investment held at cost				48,250
Other investments held at cost				1,902

Total carrying value of available-for-sale investments				$493,210

As of March 31, 2013, our corporate bonds and municipal fixed-rate bonds had the following contractual maturities:

(In thousands)	Corporate bonds	Municipal fixed-rate bonds
Less than one year	$79,983	$64,292
One to two years	55,000	30,694
Two to three years	53,098	50,405
Three to five years	3,224	26,730

Total	$191,305	$172,121

Our investment policy provides limitations for issuer concentration, which limits, at the time of purchase, the concentration in any one issuer to 5% of the market value of our total investment portfolio.

At March 31, 2013, we held a $48.3 million restricted certificate of deposit, which is carried at cost. This investment serves as a collateral deposit against the principal amount outstanding under loans made to ADTRAN pursuant to an Alabama State Industrial Development Authority revenue bond (the Bond). At March 31, 2013, the estimated fair value of the Bond was approximately $47.9 million, based on a debt security with a comparable interest rate and maturity and a Standard and Poor’s credit rating of A-. For more information on the Bond, see “Debt” under “Liquidity and Capital Resources” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 2 of Part I of this report.

We review our investment portfolio for potential “other-than-temporary” declines in value on an individual investment basis. We assess, on a quarterly basis, significant declines in value which may be considered other-than-temporary and, if necessary, recognize and record the appropriate charge to write-down the carrying value of such investments. In making this assessment, we take into consideration qualitative and quantitative information, including but not limited to the following: the magnitude and duration of historical declines in market prices, credit rating activity, assessments of liquidity, public filings, and statements made by the issuer. We generally begin our identification of potential other-than-temporary impairments by reviewing any security with a fair value that has declined from its original or adjusted cost basis by 25% or more for six or more consecutive months. We then evaluate the individual security based on the previously identified factors to determine the amount of the write-down, if any. As a result of our review, we recorded an other-than-temporary impairment charge of $4 thousand during the three months ended March 31, 2013 related to one marketable equity security. For the three months ended March 31, 2012, we recorded an other-than-temporary impairment charge of $33 thousand related to seven marketable equity securities.

Realized gains and losses on sales of securities are computed under the specific identification method. The following table presents gross realized gains and losses related to our investments.

	Three Months Ended
	March 31,
(In thousands)	2013	2012
Gross realized gains	$3,727	$2,669
Gross realized losses	$(82)	$(202)

As of March 31, 2013 and 2012, gross unrealized losses related to individual securities that had been in a continuous loss position for 12 months or longer were not significant.

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

	Fair Value Measurements at March 31, 2013 Using
(In thousands)	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$19,140	$19,140	$—	$—

Available-for-sale securities
Deferred compensation plan assets	12,350	12,350	—	—
Available-for-sale debt securities
Corporate bonds	191,305	—	191,305	—
Municipal fixed-rate bonds	172,121	—	172,121	—
Municipal variable rate demand notes	40,780	—	40,780	—
Available-for-sale marketable equity securities
Equity securities – technology industry	9,307	9,307	—	—
Equity securities – other	23,789	23,789	—	—

Available-for-sale securities	449,652	45,446	404,206	—

Total	$468,792	$64,586	$404,206	$—

	Fair Value Measurements at December 31, 2012 Using
(In thousands)	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$28,071	$28,071	$—	$—

Available-for-sale securities
Deferred compensation plan assets	11,527	11,527	—	—
Available-for-sale debt securities
Corporate bonds	186,412	—	186,412	—
Municipal fixed-rate bonds	175,084	—	175,084	—
Municipal variable rate demand notes	34,375	—	34,375	—
Fixed income bond fund	456	456	—	—
Available-for-sale marketable equity securities
Equity securities – technology industry	14,099	14,099	—	—
Equity securities – other	21,105	21,105	—	—

Available-for-sale securities	443,058	47,187	395,871	—

Total	$471,129	$75,258	$395,871	$—

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

7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We have certain international customers who are billed in their local currency. Changes in the monetary exchange rates may adversely affect our results of operations and financial condition. When appropriate, we enter into various derivative transactions to enhance our ability to manage the volatility relating to these typical business exposures. We do not hold or issue derivative instruments for trading or other speculative purposes. Our derivative instruments are recorded in the Consolidated Balance Sheets at their fair values. Our derivative instruments are not designated as hedges, and accordingly, all changes in the fair value of the instruments are recognized as other income (expense) in the Consolidated Statements of Income. The maximum time frame for our derivatives is currently less than twelve months. Our derivative instruments are not subject to master netting arrangements and are not offset in the Consolidated Balance Sheets.

As of March 31, 2013, we had forward contracts and swaps outstanding with notional amounts totaling €4.9 million ($6.3 million) and €1.8 million ($2.4 million), respectively, which mature through 2013.

The fair values of our derivative instruments recorded in the Consolidated Balance Sheet as of March 31, 2013 were as follows:

	March 31, 2013
(In thousands)	Balance Sheet Location	Fair Value
Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts – asset derivatives	Other receivables	$25
Foreign exchange contracts – liability derivatives	Accounts payable	$(237)

The change in the fair values of our derivative instruments recorded in the Consolidated Statements of Income during the three months ended March 31, 2013 were as follows:

(In thousands)	Income Statement Location	Three Months Ended March 31, 2013
Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	Other income (expense)	$(224)

8. INVENTORY

At March 31, 2013 and December 31, 2012, inventory consisted of the following:

	March 31,	December 31,
(In thousands)	2013	2012
Raw materials	$46,049	$47,054
Work in process	5,020	3,262
Finished goods	44,698	52,267

Total	$95,767	$102,583

We establish reserves for estimated excess, obsolete, or unmarketable inventory equal to the difference between the cost of the inventory and the estimated fair value of the inventory based upon assumptions about future demand and market conditions. At March 31, 2013 and December 31, 2012, raw materials reserves totaled $14.1 million and $9.9 million, respectively, and finished goods inventory reserves totaled $2.5 million and $2.1 million, respectively.

9. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying value of goodwill, all of which is included in our Enterprise Networks division, for the three months ended March 31, 2013 are as follows:

(In thousands)
Balance, December 31, 2012	$3,492
Acquisitions	—
Impairment losses	—

Balance, March 31, 2013	$3,492

Balance as of March 31, 2013
Goodwill	$3,492
Accumulated impairment losses	—

Total goodwill	$3,492

We evaluate the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. When evaluating whether goodwill is impaired, we first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. If we determine that the two-step quantitative test is necessary, then we compare the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, then the amount of the impairment loss is measured. There were no impairment losses recorded during the three months ended March 31, 2013 or 2012.

Intangible assets are included in other assets in the accompanying Consolidated Balance Sheets and include intangibles acquired in conjunction with our acquisition of Objectworld Communications Corporation on September 15, 2009, Bluesocket, Inc. on August 4, 2011, and the NSN BBA business on May 4, 2012.

The following table presents our intangible assets as of March 31, 2013 and December 31, 2012:

	March 31, 2013			December 31, 2012
(In thousands)	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Customer relationships	$6,622	$(939)	$5,683	$6,769	$(766)	$6,003
Developed technology	6,306	(1,661)	4,645	6,397	(1,354)	5,043
Intellectual property	2,340	(935)	1,405	2,340	(851)	1,489
Trade names	270	(100)	170	270	(85)	185
Other	13	(4)	9	13	(3)	10

Total	$15,551	$(3,639)	$11,912	$15,789	$(3,059)	$12,730

Amortization expense, all of which relates to business acquisitions, was $0.6 million and $0.3 million for the three months ended March 31, 2013 and 2012, respectively.

As of March 31, 2013, the estimated future amortization expense of our intangible assets is as follows:

(In thousands)	Amount
Remainder of 2013	$1,804
2014	2,251
2015	2,116
2016	1,845
2017	1,255
Thereafter	2,641

Total	$11,912

10. STOCKHOLDERS’ EQUITY

A summary of the changes in stockholders’ equity for the three months ended March 31, 2013 is as follows:

(In thousands)	Stockholders’ Equity
Balance, December 31, 2012	$692,406
Net income	7,890
Dividend payments	(5,586)
Dividends accrued for unvested restricted stock units	(2)
Unrealized gains and losses on available-for-sale securities (net of tax)	(1,644)
Foreign currency translation adjustment	323
Proceeds from stock option exercises	55
Purchase of treasury stock	(22,546)
Stock-based compensation expense	2,232

Balance, March 31, 2013	$673,128

Stock Repurchase Program

Since 1997, our Board of Directors has approved multiple share repurchase programs that have authorized open market repurchase transactions of up to 35 million shares of our common stock. During the three months ended March 31, 2013, we repurchased 1.0 million shares of our common stock at an average price of $22.46 per share. We currently have the authority to purchase an additional 3.1 million shares of our common stock under the current plan approved by the Board of Directors.

Stock Option Exercises

We issued four thousand shares of treasury stock during the three months ended March 31, 2013 to accommodate employee stock option exercises. The stock options had exercise prices of $15.29. We received proceeds totaling $55 thousand from the exercise of these stock options during the three months ended March 31, 2013.

Dividend Payments

During the three months ended March 31, 2013, we paid cash dividends as follows (in thousands except per share amount):

Record Date	Payment Date	Per Share Amount	Total Dividend Paid
February 7, 2013	February 21, 2013	$0.09	$5,586

Other Comprehensive Income

Other comprehensive income consists of unrealized gains (losses) on available-for-sale securities, reclassification adjustments for amounts included in net income related to impairments of available-for-sale securities and realized gains (losses) on available-for-sale securities, defined benefit plan adjustments and foreign currency translation adjustments.

The following tables present the details of reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2013 and 2012:

(In thousands)	Three Months Ended March 31, 2013
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income Is Presented
Unrealized gains (losses) on available-for-sale securities:
Realized gain on sales of securities	$3,444	Net realized investment gain
Impairment expense	(4)	Net realized investment gain

Total reclassifications for the period, before tax	3,440
Tax (expense) benefit	(1,342)

Total reclassifications for the period, net of tax	$2,098

(In thousands)	Three Months Ended March 31, 2012
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income Is Presented
Unrealized gains (losses) on available-for-sale securities:
Realized gain on sales of securities	$2,406	Net realized investment gain
Impairment expense	(33)	Net realized investment gain

Total reclassifications for the period, before tax	2,373
Tax (expense) benefit	(925)

Total reclassifications for the period, net of tax	$1,448

The following tables present changes in accumulated other comprehensive income, net of tax, by component for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31, 2013
(In thousands)	Unrealized Gains (Losses) on Available- for-Sale Securities	Defined Benefit Plan Adjustments	Foreign Currency Adjustments	Total
Beginning balance	$10,108	$(1,952)	$3,112	$11,268
Other comprehensive income (loss) before reclassifications	454	—	323	777
Amounts reclassified from accumulated other comprehensive income	(2,098)	—	—	(2,098)

Net current period other comprehensive income (loss)	(1,644)	—	323	(1,321)

Ending balance	$8,464	$(1,952)	$3,435	$9,947

	Three Months Ended March 31, 2012
(In thousands)	Unrealized Gains (Losses) on Available- for-Sale Securities	Foreign Currency Adjustments	Total
Beginning balance	$10,160	$2,942	$13,102
Other comprehensive income (loss) before reclassifications	8,205	153	8,358
Amounts reclassified from accumulated other comprehensive income	(1,448)	—	(1,448)

Net current period other comprehensive income (loss)	6,757	153	6,910

Ending balance	$16,917	$3,095	$20,012

The following table presents the tax effects related to the change in each component of other comprehensive income for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Unrealized gains (losses) on available-for-sale securities	$744	$(290)	$454	$13,449	$(5,244)	$8,205
Reclassification adjustment for amounts included in net income	(3,440)	1,342	(2,098)	(2,373)	925	(1,448)
Foreign currency translation adjustment	323	—	323	153	—	153

Total Other Comprehensive Income (Loss)	$(2,373)	$1,052	$(1,321)	$11,229	$(4,319)	$6,910

11. EARNINGS PER SHARE

A summary of the calculation of basic and diluted earnings per share for the three months ended March 31, 2013 and 2012 is as follows:

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2013	2012
Numerator
Net income	$7,890	$12,960

Denominator
Weighted average number of shares – basic	61,847	63,809
Effect of dilutive securities
Stock options	162	1,008
Restricted stock and restricted stock units	21	32

Weighted average number of shares – diluted	62,030	64,849

Net income per share – basic	$0.13	$0.20
Net income per share – diluted	$0.13	$0.20

Anti-dilutive options to purchase common stock outstanding were excluded from the above calculations. Anti-dilutive options totaled 5.4 million and 1.9 million for the three months ended March 31, 2013 and 2012, respectively.

12. SEGMENT INFORMATION

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

The following table presents information about the reported sales and gross profit of our reportable segments for the three months ended March 31, 2013 and 2012. Asset information by reportable segment is not reported, since we do not produce such information internally.

	Three Months Ended
	March 31, 2013		March 31, 2012
(In thousands)	Sales	Gross Profit	Sales	Gross Profit
Carrier Networks	$109,887	$51,591	$96,654	$52,883
Enterprise Networks	33,126	18,086	38,081	21,204

Total	$143,013	$69,677	$134,735	$74,087

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

Business Networking products provide access to telecommunication services and facilitate the delivery of cloud connectivity, enterprise communications and virtual mobility to the small and mid-sized enterprise (SME) market. This category includes the following product areas and related services:

•	Internetworking products

•	Total Access IP Business Gateways

•	Optical Network Terminals (ONTs)

•	Bluesocket® virtual Wireless LAN (WLAN)

•	NetVanta®

•	Multiservice Routers

•	Managed Ethernet Switches

•	IP Business Gateways

•	Unified Communications (UC) solutions

•	Carrier Ethernet Network Terminating Equipment (NTE)

•	Network Management Solutions

•	Integrated Access Devices (IADs)

Loop Access products are used by carrier and enterprise customers for access to copper-based telecommunications networks. The Loop Access category includes the following product areas:

•	High bit-rate Digital Subscriber Line (HDSL) products

•	Digital Data Service (DDS)

•	Integrated Services Digital Network (ISDN) products

•	T1/E1/T3 Channel Service Units/Data Service Units (CSUs/DSUs)

•	TRACER fixed-wireless products

The table below presents sales information by product category for the three months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31,
(In thousands)	2013	2012
Carrier Systems	$92,804	$71,258
Business Networking	38,076	43,142
Loop Access	12,133	20,335

Total	$143,013	$134,735

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

The table below presents subcategory revenues for the three month ended March 31, 2013 and 2012:

	Three Months Ended
	March 31,
(In thousands)	2013	2012
Core Products
Broadband Access (included in Carrier Systems)	$72,234	$49,482
Optical (included in Carrier Systems)	8,874	14,255
Internetworking (NetVanta & Multi-service Access Gateways) (included in Business Networking)	36,912	40,974

Subtotal	118,020	104,711
Legacy Products
HDSL (does not include T1) (included in Loop Access)	11,407	18,959
Other products (excluding HDSL)	13,586	11,065

Subtotal	24,993	30,024

Total	$143,013	$134,735

The following table presents sales information by geographic area for the three months ended March 31, 2013 and 2012. International sales correlate to shipments with a non-U.S. destination.

	Three Months Ended
(In thousands)	March 31,
	2013	2012
United States	$108,106	$116,443
International	34,907	18,292

Total	$143,013	$134,735

13. LIABILITY FOR WARRANTY RETURNS

Our products generally include warranties of 90 days to ten years for product defects. We accrue for warranty returns at the time revenue is recognized based on our estimate of the cost to repair or replace the defective products. We engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers. Our products continue to become more complex in both size and functionality as many of our product offerings migrate from line card applications to systems products. The increasing complexity of our products will cause warranty incidences, when they arise, to be more costly. Our estimates regarding future warranty obligations may change due to product failure rates, material usage, and other rework costs incurred in correcting a product failure. In addition, from time to time, specific warranty accruals may be recorded if unforeseen problems arise. Should our actual experience relative to these factors be worse than our estimates, we will be required to record additional warranty expense. Alternatively, if we provide for more reserves than we require, we will reverse a portion of such provisions in future periods. The liability for warranty obligations totaled $8.8 million at March 31, 2013 and $9.7 million at December 31, 2012. These liabilities are included in accrued expenses in the accompanying Consolidated Balance Sheets.

A summary of warranty expense and write-off activity for the three months ended March 31, 2013 and 2012 is as follows:

Three Months Ended March 31,	2013	2012
(In thousands)
Balance at beginning of period	$9,653	$4,118
Plus: Amounts charged to cost and expenses	397	1,181
Less: Deductions	(1,258)	(568)

Balance at end of period	$8,792	$4,731

14. RELATED PARTY TRANSACTIONS

We employ the law firm of our director emeritus for legal services. All bills for services rendered by this firm are reviewed and approved by our Chief Financial Officer. We believe that the fees for such services are comparable to those charged by other firms for services rendered to us. For the three month periods ended March 31, 2013 and 2012, we incurred fees of $10 thousand per month for these legal services.

15. COMMITMENTS AND CONTINGENCIES

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

We have committed to invest up to an aggregate of $7.9 million in two private equity funds, and we have contributed $8.4 million as of March 31, 2013, of which $7.7 million has been applied to these commitments.

16. SUBSEQUENT EVENTS

On April 9, 2013, we announced that our Board of Directors declared a quarterly cash dividend of $0.09 per common share to be paid to stockholders of record at the close of business on April 25, 2013. The payment date will be May 9, 2013. The quarterly dividend payment will be approximately $5.3 million. In July 2003, our Board of Directors elected to begin declaring quarterly dividends on our common stock considering the tax treatment of dividends and adequate levels of Company liquidity.

During the second quarter of 2013 and as of May 8, 2013, we repurchased 2.7 million shares of our common stock through open market purchases at an average cost of $21.03 per share. We currently have the authority to purchase an additional 0.3 million shares of our common stock under the current plan approved by the Board of Directors.

On May 1, 2013, we announced that our Board of Directors authorized the repurchase of an additional 5.0 million shares of our common stock to commence upon completion of the repurchase plan announced on October 11, 2011. This new authorization will be implemented through open market or private purchases from time to time as conditions warrant.

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

Business Networking products provide access to telecommunication services and facilitate the delivery of cloud connectivity, enterprise communications and virtual mobility to the small and mid-sized enterprise (SME) market. This category includes the following product areas and related services:

•	Internetworking products

•	Total Access IP Business Gateways

•	Optical Network Terminals (ONTs)

•	Bluesocket® virtual Wireless LAN (WLAN)

•	NetVanta®

•	Multiservice Routers

•	Managed Ethernet Switches

•	IP Business Gateways

•	Unified Communications (UC) solutions

•	Carrier Ethernet Network Terminating Equipment (NTE)

•	Network Management Solutions

•	Integrated Access Devices (IADs)

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

See Note 12 of Notes to Consolidated Financial Statements in this report for further information regarding these product categories.

Sales were $143.0 million for the three months ended March 31, 2013 compared to $134.7 million for the three months ended March 31, 2012. Product revenues for our three core areas, Broadband Access, Optical and Internetworking, were $118.0 million for the three months ended March 31, 2013 compared to $104.7 million for the three months ended March 31, 2012. Our gross margin decreased to 48.7% for the three months ended March 31, 2013 from 55.0% for the three months ended March 31, 2012. Our operating income margin decreased to 4.6% for the three months ended March 31, 2013 from 12.0% for the three months ended March 31, 2012. Net income was $7.9 million for the three months ended March 31, 2013 compared to $13.0 million for the three months ended March 31, 2012. Our effective tax rate decreased to 18.9% for the three months ended March 31, 2013 from 35.4% for the three months ended March 31, 2012. Earnings per share, assuming dilution, were $0.13 for the three months ended March 31, 2013 compared to $0.20 for the three months ended March 31, 2012.

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

Accordingly, our historical financial performance is not necessarily a meaningful indicator of future results, and, in general, management expects that our financial results may vary from period to period. A list of factors that could materially affect our business, financial condition or operating results is included under “Factors That Could Affect Our Future Results” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 2 of Part I of this report. These factors have also been discussed in more detail in Item 1A of Part I in our most recent Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 28, 2013 with the SEC.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our critical accounting policies and estimates have not changed significantly from those detailed in our most recent Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 28, 2013 with the SEC.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition, which is incorporated herein by reference.

ACQUISITION EXPENSES

On May 4, 2012, we closed on the acquisition of the Nokia Siemens Networks Broadband Access business (NSN BBA). Acquisition related expenses, amortizations and adjustments for the three months ended March 31, 2013 and 2012 for that transaction is as follows:

	Three Months Ended March 31,
	2013	2012
Amortization of acquired intangible assets	$294	$—
Amortization of other purchase accounting adjustments	410	—
Acquisition related professional fees, travel and other expenses	154	1,580

Total acquisition related expenses, amortizations and adjustments	858	1,580
Tax effect	(266)	(615)

Total acquisition related expenses, amortizations and adjustments, net of tax	$592	$965

The acquisition related expenses, amortizations and adjustments above were recorded in the following Consolidated Statements of Income categories for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Revenue (adjustments to deferred revenue recognized in the period)	$236	$—
Cost of goods sold	87	17

Subtotal	323	17

Selling, general and administrative expenses	161	1,561
Research and development expenses	374	2

Subtotal	535	1,563

Total acquisition related expenses, amortizations and adjustments	858	1,580
Tax effect	(266)	(615)

Total acquisition related expenses, amortizations and adjustments, net of tax	$592	$965

See Note 9 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information on amortization of intangible assets acquired in previous business acquisitions.

RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH 31, 2013 COMPARED TO THREE MONTHS ENDED MARCH 31, 2012

SALES

ADTRAN’s sales increased 6.1% from $134.7 million in the three months ended March 31, 2012 to $143.0 million in the three months ended March 31, 2013. The increase in sales is primarily attributable to a $22.8 million increase in sales of our Broadband Access products, partially offset by a $5.4 million decrease in sales of our Optical products, a $5.0 million decrease in sales of our HDSL and other legacy products, and a $4.1 million decrease in sales of our Internetworking products.

Carrier Networks sales increased 13.7% from $96.7 million in the three months ended March 31, 2012 to $109.9 million in the three months ended March 31, 2013. The increase in sales for the three months ended March 31, 2013 is primarily attributable to an increase in sales of our Broadband Access products, partially offset by decreases in sales of our Optical products, HDSL and other legacy products. The increase in Broadband Access sales was primarily attributable to the added sales of the acquired broadband access business. The decrease in sales of Optical products is primarily attributable to the market transitioning to Ethernet and our transition to new products to address this market. The decreases in HDSL and other legacy product revenues have been expected as we evolve our products towards packet-based technologies.

Enterprise Networks sales decreased 13.0% from $38.1 million in the three months ended March 31, 2012 to $33.1 million in the three months ended March 31, 2013. The decrease in sales for the three months ended March 31, 2013 is primarily attributable to decreases in sales of Internetworking products and legacy products. The decrease in Internetworking product sales is primarily due to uncertainties caused by the macro-economic environment, which resulted in delays in end-customer purchases. The impact of this environment was partially offset by increases in sales of our WLAN solutions and switches. Internetworking product sales attributable to Enterprise Networks were 94.1% of the division’s sales in the three months ended March 31, 2013, compared to 91.2% in the three months ended March 31, 2012. Legacy products primarily comprise the remainder of Enterprise Networks sales. Enterprise Networks sales as a percentage of total sales decreased from 28.3% for the three months ended March 31, 2012 to 23.2% for the three months ended March 31, 2013.

International sales, which are included in the Carrier Networks and Enterprise Networks amounts discussed above, increased 90.8% from $18.3 million in the three months ended March 31, 2012 to $34.9 million in the three months ended March 31, 2013. International sales, as a percentage of total sales, increased from 13.6% for the three months ended March 31, 2012 to 24.4% for the three months ended March 31, 2013. International sales increased in the three months ended March 31, 2013 compared to the three months ended March 31, 2012 primarily due to sales attributable to the acquired broadband access business, partially offset by a decrease in organic sales in Latin America.

Carrier System product sales increased $21.5 million in the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The increase for the three months ended March 31, 2013 is primarily due to a $22.8 million increase in Broadband Access product sales and a $4.2 million increase in legacy product sales, partially offset by a decrease of $5.4 million in Optical product sales. The increase in Broadband Access sales was due to the added sales of the acquired broadband access business. The decrease in sales of Optical products for the three months ended March 31, 2013 is primarily attributable to the market transitioning to Ethernet and our transition to new products to address this market.

Business Networking product sales decreased $5.1 million in the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The decrease for the three months ended March 31, 2013 is primarily due to a $4.1 million decrease in Interworking product sales across both divisions and a $1.0 million decrease in legacy product sales. The decrease in Internetworking product sales is primarily due to uncertainties caused by the macro-economic environment, which resulted in delays in end-customer purchases. The impact of this environment was partially offset by increases in sales of our WLAN solutions and switches. The decrease in sales of legacy products is a result of customers shifting to newer technologies. Many of these newer technologies are integral to our Internetworking product area.

Loop Access product sales decreased $8.2 million in the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The decrease for the three months ended March 31, 2013 is primarily due to a $7.6 million decrease in HDSL product sales. The declining trend in HDSL and other legacy products has been expected as we evolve our products towards packet-based technologies.

COST OF SALES

As a percentage of sales, cost of sales increased from 45.0% in the three months ended March 31, 2012 to 51.3% in the three months ended March 31, 2013. This increase is primarily attributable to lower gross margins related to the acquired broadband access business, lower cost absorption due to lower production volumes on the organic business, customer price movements to achieve market share position and shifts in customer mix.

Carrier Networks cost of sales, as a percent of division sales, increased from 45.3% in the three months ended March 31, 2012 to 53.1% in the three months ended March 31, 2013. The increase in Carrier Networks cost of sales as a percentage of sales is primarily attributable to the factors outlined above.

Enterprise Networks cost of sales, as a percent of division sales, increased from 44.3% in the three months ended March 31, 2012 to 45.4% in the three months ended March 31, 2013. The increase is primarily attributable to lower cost absorption due to lower production volumes and customer price movements to achieve market share position.

An important part of our strategy is to reduce the product cost of each succeeding product generation and then to lower the product’s price based on the cost savings achieved. This may cause variations in our gross profit percentage due to timing differences between the recognition of cost reductions and the lowering of product selling prices.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased 7.6% from $33.1 million in the three months ended March 31, 2012 to $30.6 million in the three months ended March 31, 2013. The decrease in selling, general and administrative expenses is primarily related to decreases in professional services, legal services and travel expense, which were higher in 2012 due to pre-acquisition activities related to the acquired broadband access business.

Selling, general and administrative expenses as a percentage of sales decreased from 24.6% in the three months ended March 31, 2012 to 21.4% in the three months ended March 31, 2013. Selling, general and administrative expenses as a percentage of sales may fluctuate whenever there is a significant fluctuation in revenues for the periods being compared.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased 31.1% from $24.8 million in the three months ended March 31, 2012 to $32.5 million in the three months ended March 31, 2013. The increase in research and development expenses is primarily related to increases in staffing and fringe benefit costs due to increased headcount related to the broadband access business acquired on May 4, 2012, and increases in amortization of acquired intangible assets, independent contractor expense and office lease expense related to this acquisition.

As a percentage of sales, research and development expenses increased from 18.4% in the three months ended March 31, 2012 to 22.7% in the three months ended March 31, 2013. Research and development expenses as a percentage of sales will fluctuate whenever there are incremental product development activities or a significant fluctuation in revenues for the periods being compared.

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

INTEREST AND DIVIDEND INCOME

Interest and dividend income remained consistent at $1.9 million and $1.8 million in the three months ended March 31, 2012 and 2013, respectively, as we had no substantial change in interest-bearing investment balances or interest rates.

INTEREST EXPENSE

Interest expense, which is primarily related to our taxable revenue bond, remained constant at $0.6 million in each of the three months ended March 31, 2013 and 2012, as we had no substantial change in our fixed-rate borrowing. See “Liquidity and Capital Resources” below for additional information on our revenue bond.

NET REALIZED INVESTMENT GAIN

Net realized investment gain increased 47.8% from $2.5 million in the three months ended March 31, 2012 to $3.6 million in the three months ended March 31, 2013. The higher amount of realized gains in the period ended March 31, 2013 is primarily driven by higher sales of equity securities and reallocation of the marketable equity security portfolio. See “Investing Activities” in “Liquidity and Capital Resources” below for additional information.

OTHER INCOME (EXPENSE), NET

Other income (expense), net, comprised primarily of miscellaneous income, gains and losses on foreign currency transactions, investment account management fees, scrap raw material sales, and gains and losses on the disposal of property, plant and equipment occurring in the normal course of business, changed from $0.1 million of income in the three months ended March 31, 2012 to $1.7 million of expense in the three months ended March 31, 2013. This change was primarily attributable to losses on foreign currency transactions during the first quarter of 2013.

INCOME TAXES

Our effective tax rate decreased from 35.4% in the three months ended March 31, 2012 to 18.9% in the three months ended March 31, 2013. The tax provision rate in the three months ended March 31, 2013 included a benefit for the research tax credit, which was extended for 2012 and 2013 by legislation passed in January 2013. The inclusion of an annual benefit for 2012 and a quarterly benefit for 2013 during the three months ended March 31, 2013 resulted in a 24.5 percentage point decrease in our effective tax rate. This decrease was partially offset by a valuation allowance related to a foreign subsidiary, which resulted in a 6.2 percentage point increase in our effective tax rate, and other miscellaneous items that increased our tax rate 1.8 percentage points for the three months ended March 31, 2013.

NET INCOME

As a result of the above factors, net income decreased $5.1 million from $13.0 million in the three months ended March 31, 2012 to $7.9 million in the three months ended March 31, 2013.

As a percentage of sales, net income decreased from 9.6% in the three months ended March 31, 2012 to 5.5% in the three months ended March 31, 2013.

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

At March 31, 2013, cash on hand was $58.6 million and short-term investments were $189.2 million, which resulted in available short-term liquidity of $247.9 million. At December 31, 2012, our cash on hand of $68.5 million and short-term investments of $160.5 million resulted in available short-term liquidity of $228.9 million. The increase in short-term liquidity from December 31, 2012 to March 31, 2013 primarily reflects funds provided by our operating activities and long-term corporate bonds moving to short-term status, partially offset by equipment acquisitions, share repurchases and dividends.

Operating Activities

Our working capital, which consists of current assets less current liabilities, increased 2.4% from $339.4 million as of December 31, 2012 to $347.6 million as of March 31, 2013. The quick ratio, defined as cash, cash equivalents, short-term investments, and net accounts receivable, divided by current liabilities, increased from 2.90 as of December 31, 2012 to 2.95 as of March 31, 2013. The current ratio, defined as current assets divided by current liabilities, decreased from 4.18 as of December 31, 2012 to 4.11 as of March 31, 2013. The increase in our working capital is primarily attributable to an increase in short-term investments and a decrease in unearned revenue, partially offset by a decrease in inventory and an increase in accounts payable. Generally, fluctuations in unearned revenue result from variations in the timing of customer payments received in advance of revenue recognition and our revenue recognition under contract terms for hardware acceptance, installation services and post-sale support and maintenance services. We expect inventory levels to fluctuate as we attempt to maintain sufficient inventory in response to seasonal cycles of our business ensuring competitive lead times while managing the risk of inventory obsolescence that may occur due to rapidly changing technology and customer demand. Generally, fluctuations in accounts payable result from variations in the timing of the receipt of supplies, inventory and services and our subsequent payments for these purchases.

Net accounts receivable increased 1.1% from $81.2 million at December 31, 2012 to $82.1 million at March 31, 2013. Our allowance for doubtful accounts was $6 thousand at December 31, 2012 and $21 thousand at March 31, 2013. Quarterly accounts receivable days sales outstanding (DSO) decreased from 53 days as of December 31, 2012 to 52 days as of March 31, 2013.

Quarterly inventory turnover increased from 2.8 turns as of December 31, 2012 to 3.0 turns as of March 31, 2013. Inventory decreased 6.6% from December 31, 2012 to March 31, 2013. We expect inventory levels to fluctuate as we attempt to maintain sufficient inventory in response to seasonal cycles of our business ensuring competitive lead times while managing the risk of inventory obsolescence that may occur due to rapidly changing technology and customer demand.

Accounts payable increased 16.0% from $42.2 million at December 31, 2012 to $48.9 million at March 31, 2013. Accounts payable will fluctuate due to variations in the timing of the receipt of supplies, inventory and services and our subsequent payments for these purchases.

Investing Activities

Capital expenditures totaled approximately $0.7 million and $4.1 million for the three months ended March 31, 2013 and 2012, respectively. These expenditures were primarily used to purchase manufacturing and test equipment and computer software and hardware.

Our combined short-term and long-term investments increased $6.5 million from $493.2 million at December 31, 2012 to $499.7 million at March 31, 2013. This increase reflects the impact of additional funds available for investment provided by our operating activities and stock option exercises by our employees, reduced by our cash needs for equipment acquisitions, share repurchases and dividends, as well as net realized and unrealized losses and amortization of net premiums on our combined investments.

We invest all available cash not required for immediate use in operations primarily in securities that we believe bear minimal risk of loss. At March 31, 2013 these investments included corporate bonds of $191.3 million, municipal fixed-rate bonds of $172.1 million and municipal variable rate demand notes of $40.8 million. At December 31, 2012, these investments included corporate bonds of $186.4 million, municipal fixed-rate bonds of $175.1 million and municipal variable rate demand notes of $34.4 million. As of March 31, 2013, our corporate bonds, municipal fixed-rate bonds, and municipal variable rate demand notes were classified as available-for-sale and had a combined duration of 1.0 years with an average credit rating of AA-. Because our bond portfolio has a high quality rating and contractual maturities of a short duration, we are able to obtain prices for these bonds derived from observable market inputs, or for similar securities traded in an active market, on a daily basis.

Our long-term investments decreased 6.7% from $332.7 million at December 31, 2012 to $310.5 million at March 31, 2013. The primary reason for the decrease in our long-term investments during 2013 was the movement of certain long-term corporate bonds and long-term municipal bonds to short-term status. Long-term investments at March 31, 2013 and December 31, 2012 included an investment in a certificate of deposit of $48.3 million, which serves as collateral for our revenue bonds, as discussed below. We have various equity investments included in long-term investments at a cost of $22.2 million and $21.0 million, and with a fair value of $33.1 million and $35.2 million, at March 31, 2013 and December 31, 2012, respectively.

Long-term investments at March 31, 2013 also includes $12.4 million related to our deferred compensation plans; $1.8 million of other investments carried at cost, consisting of interests in two private equity funds and an investment in a privately held telecommunications equipment manufacturer.

We review our investment portfolio for potential “other-than-temporary” declines in value on an individual investment basis. We assess, on a quarterly basis, significant declines in value which may be considered other-than-temporary and, if necessary, recognize and record the appropriate charge to write-down the carrying value of such investments. In making this assessment, we take into consideration qualitative and quantitative information, including but not limited to the following: the magnitude and duration of historical declines in market prices, credit rating activity, assessments of liquidity, public filings, and statements made by the issuer. We generally begin our identification of potential other-than-temporary impairments by reviewing any security with a fair value that has declined from its original or adjusted cost basis by 25% or more for six or more consecutive months. We then evaluate the individual security based on the previously identified factors to determine the amount of the write-down, if any. As a result of our review, we recorded an other-than-temporary impairment charge of $4 thousand during the three months ended March 31, 2013 related to one marketable equity security. For the three months ended March 31, 2012, we recorded an other-than-temporary impairment charge of $33 thousand related to seven marketable equity securities.

Financing Activities

Dividends

In July 2003, our Board of Directors elected to begin declaring quarterly dividends on our common stock considering the tax treatment of dividends and adequate levels of Company liquidity. During the three months ended March 31, 2013, we paid dividends totaling $5.6 million.

Debt

We have amounts outstanding under loans made pursuant to an Alabama State Industrial Development Authority revenue bond (the Bond) which totaled $46.5 million at March 31, 2013 and December 31, 2012. At March 31, 2013, the estimated fair value of the Bond was approximately $47.9 million, based on a debt security with a comparable interest rate and maturity and a Standard & Poor’s credit rating of A-. Included in long-term investments are restricted funds in the amount of $48.3 million at March 31, 2013 and December 31, 2012, which is a collateral deposit against the principal amount of the Bond. We have the right to set-off the balance of the Bond with the collateral deposit in order to reduce the balance of the indebtedness. The Bond matures on January 1, 2020, and bears interest at the rate of 5% per annum. In conjunction with this program, we are eligible to receive certain economic incentives from the state of Alabama that reduce the amount of payroll withholdings we are required to remit to the state for those employment positions that qualify under this program.

We are required to make payments in the amounts necessary to pay the principal and interest on the amounts currently outstanding. Based on positive cash flow from operating activities, we have decided to continue early partial redemptions of the Bond. It is our intent to make annual principal payments in addition to the interest amounts that are due. In connection with this decision, $0.5 million of the Bond debt has been classified as a current liability in accounts payable in the Consolidated Balance Sheet at March 31, 2013.

Stock Repurchase Program

Since 1997, our Board of Directors has approved multiple share repurchase programs that have authorized open market repurchase transactions of up to 35 million shares of our common stock. During the three months ended March 31, 2013, we repurchased 1.0 million shares of our common stock at an average price of $22.46 per share. We currently have the authority to purchase an additional 3.1 million shares of our common stock under the current plan approved by the Board of Directors.

Stock Option Exercises

To accommodate employee stock option exercises, we issued four thousand shares of treasury stock for $55 thousand during the three months ended March 31, 2013. During the three months ended March 31, 2012, we issued 0.2 million shares of treasury stock for $3.6 million.

Off-Balance Sheet Arrangements and Contractual Obligations

We do not have off-balance sheet financing arrangements and have not engaged in any related party transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources. During the three months ended March 31, 2013, there have been no material changes in contractual obligations and commercial commitments from those discussed in our most recent Annual Report on Form 10-K for the year ended December 31, 2012 filed on February 28, 2013 with the SEC.

We have committed to invest up to an aggregate of $7.9 million in two private equity funds, and we have contributed $8.4 million as of March 31, 2013, of which $7.7 million has been applied to these commitments.

FACTORS THAT COULD AFFECT OUR FUTURE RESULTS

The following are some of the risks that could affect our financial performance or could cause actual results to differ materially from those expressed or implied in our forward-looking statements:

•	Our operating results may fluctuate in future periods, which may adversely affect our stock price.

•	Our revenue for a particular period can be difficult to predict, and a shortfall in revenue may harm our operating results.

•	The failure to realize future benefits from the acquisition of the NSN BBA business as significant as we expect may affect our future results of operations and financial condition, and could affect our stock price.

•	General economic conditions may reduce our revenues and harm our operating results.

•	Our exposure to the credit risks of our customers and distributors may make it difficult to collect accounts receivable and could adversely affect our operating results and financial condition.

•	We expect gross margin to vary over time, and our level of product gross margin may not be sustainable.

•	We must continue to update and improve our products and develop new products in order to compete and to keep pace with improvements in communications technology.

•	Our products may not continue to comply with the regulations governing their sale, which may harm our business.

•	Our failure or the failure of our contract manufacturers to comply with applicable environmental regulations could adversely impact our results of operations.

•	If our products do not interoperate with our customers’ networks, installations may be delayed or cancelled, which could harm our business.

•	The lengthy approval process required by major and other service providers for new products could result in fluctuations in our revenue.

•	We engage in research and development activities to improve the application of developed technologies, and as a consequence may miss certain market opportunities enjoyed by larger companies with substantially greater research and development efforts who may focus on more leading edge development.

•	We depend heavily on sales to certain customers; the loss of any of these customers would significantly reduce our revenues and net income.

•	Our strategy of outsourcing a portion of our manufacturing requirements to subcontractors located in Asia or other international regions may result in us not meeting our cost, quality or performance standards.

•	Our dependence on a limited number of suppliers may prevent us from delivering our products on a timely basis, which could have a material adverse effect on customer relations and operating results.

•	We compete in markets that have become increasingly competitive, which may result in reduced gross profit margins and market share.

•	Our estimates regarding future warranty obligations may change due to product failure rates, shipment volumes, field service obligations and other rework costs incurred in correcting product failures. If our estimates change, the liability for warranty obligations may be increased or decreased, impacting future cost of goods sold.

•	Managing our inventory is complex and may include write-downs of excess or obsolete inventory.

•	The continuing growth of our international operations could expose us to additional risks, increase our costs and adversely affect our operating results and financial condition.

•	We may be adversely affected by fluctuations in currency exchange rates.

•	Our success depends on our ability to reduce the selling prices of succeeding generations of our products.

•	Our failure to maintain rights to intellectual property used in our business could adversely affect the development, functionality, and commercial value of our products.

•	Software under license from third parties for use in certain of our products may not continue to be available to us on commercially reasonable terms.

•	We may incur liabilities or become subject to litigation that would have a material effect on our business.

•	Consolidation and deterioration in the competitive service provider market could result in a significant decrease in our revenue.

•	We depend on distributors who maintain inventories of our products. If the distributors reduce their inventories of these products, our sales could be adversely affected.

•	If we are unable to successfully develop relationships with system integrators, service providers, and enterprise value added resellers, our sales may be negatively affected.

•	If we fail to manage our exposure to worldwide financial and securities markets successfully, our operating results and financial statements could be materially impacted.

•	Changes in our effective tax rate or assessments arising from tax audits may have an adverse impact on our results.

•	We are required to periodically evaluate the value of our long-lived assets, including the value of intangibles acquired and goodwill resulting from business acquisitions. Any future impairment charges required may adversely affect our operating results.

•	Our success depends on attracting and retaining key personnel.

•	Regulatory and potential physical impacts of climate change and other natural events may affect our customers and our production operations, resulting in adverse effects on our operating results.

•	While we believe our internal control over financial reporting is adequate, a failure to maintain effective internal control over financial reporting as our business expands could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

•	The price of our common stock has been volatile and may continue to fluctuate significantly.

The foregoing list of risks is not exclusive. For a more detailed description of the risk factors associated with our business, see Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 28, 2013 with the SEC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates, foreign currency rates and prices of marketable equity and fixed-income securities. The primary objective of the large majority of our investment activities is to preserve principal while at the same time achieving appropriate yields without significantly increasing risk. To achieve this objective, a majority of our marketable securities are investment grade, municipal, fixed-rate bonds, municipal variable rate demand notes and municipal money market instruments denominated in United States dollars. Our investment policy provides limitations for issuer concentration, which limits, at the time of purchase, the concentration in any one issuer to 5% of the market value of our total investment portfolio.

We maintain depository investments with certain financial institutions. Although these depository investments may exceed government insured depository limits, we have evaluated the credit worthiness of these financial institutions, and determined the risk of material financial loss due to exposure of such credit risk to be minimal. As of March 31, 2013, $57.8 million of our cash and cash equivalents, primarily certain domestic money market funds and foreign depository accounts, were in excess of government provided insured depository limits.

As of March 31, 2013, approximately $400.9 million of our cash and investments may be directly affected by changes in interest rates. We have performed a hypothetical sensitivity analysis assuming market interest rates increase or decrease by 50 basis points (bps) for an entire year, while all other variables remain constant. At March 31, 2013, we held $171.1 million of cash and investments where a change in interest rates would impact our interest income. A hypothetical 50 bps decline in interest rates as of March 31, 2013 would reduce annualized interest income on our cash and investments by approximately $0.7 million. In addition, we held $340.4 million of fixed-rate municipal bonds and corporate bonds whose fair values may be directly affected by a change in interest rates. A hypothetical 50 bps increase in interest rates as of March 31, 2013 would reduce the fair value of our municipal fixed-rate bonds and corporate bonds by approximately $1.7 million.

As of March 31, 2012, approximately $433.8 million of our cash and investments was subject to being directly affected by changes in interest rates. We have performed a hypothetical sensitivity analysis assuming market interest rates increase or decrease by 50 bps for the entire year, while all other variables remain constant. A hypothetical 50 bps decline in interest rates as of March 31, 2012 would have reduced annualized interest income on our cash, money market instruments and municipal variable rate demand notes by approximately $0.7 million. In addition, a hypothetical 50 bps increase in interest rates as of March 31, 2012 would have reduced the fair value of our municipal fixed-rate bonds and corporate bonds by approximately $2.1 million.

We have certain international customers who are invoiced in their local currency. Changes in the monetary exchange rates used to invoice such customers versus the functional currency of the entity billing such customers may adversely affect our results of operations and financial condition. To manage the volatility relating to these typical business exposures, we may enter into various derivative transactions, when appropriate. We do not hold or issue derivative instruments for trading or other speculative purposes. The Yen and Riyal are the predominant currencies of the customers who are billed in their local currency. Taking into account the effects of foreign currency fluctuations of the Yen and Riyal versus the Euro, a hypothetical 10% weakening of the Euro as of March 31, 2013 would provide a gain on foreign currency of approximately $0.3 million. Conversely, a hypothetical 10% strengthening of the Euro as of March 31, 2013 would provide a loss on foreign currency of approximately $0.3 million. Any gain or loss would be significantly mitigated by the hedges as discussed below.

As of March 31, 2013, we had no material contracts, other than accounts receivable and accounts payable, denominated in foreign currencies. As of March 31, 2013, we had forward contracts and swaps outstanding with notional amounts totaling €4.9 million ($6.3 million) and €1.8 million ($2.4 million), respectively, which mature at various times throughout 2013. The fair value of these forward contracts and swaps was a net liability of approximately $0.2 million as of March 31, 2013.

For further information about the fair value of our available-for-sale investments as of March 31, 2013 see Notes 6 and 7 of Notes to Consolidated Financial Statements.

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

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

A list of factors that could materially affect our business, financial condition or operating results is included under “Factors That Could Affect Our Future Results” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 2 of Part I of this report. There have been no material changes to the risk factors as disclosed in Item 1A of Part I of our most recent Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 28, 2013 with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth repurchases of our common stock for the months indicated:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2013 – January 31, 2013	253,973	$20.52	253,973	3,816,571
February 1, 2013 – February 28, 2013	749,583	$23.12	749,583	3,066,988
March 1, 2013 – March 31, 2013	—	—	—	3,066,988

Total	1,003,556		1,003,556

On October 11, 2011, our Board of Directors approved repurchases of up to 5,000,000 shares of our common stock. This plan is being implemented through open market or private purchases from time to time as conditions warrant.

On May 1, 2013, our Board of Directors authorized the repurchase of an additional 5.0 million shares of our common stock to commence upon completion of the repurchase plan announced on October 11, 2011. This new authorization will be implemented through open market or private purchases from time to time as conditions warrant.

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

ADTRAN, INC.

(Registrant)

Date: May 8, 2013	/s/ James E. Matthews
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