Form 10-Q
period 2013-06-30
ADTRAN INC
filed 2013-07-31
CIK 926282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2013

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date:

Class	Outstanding at July 22, 2013
Common Stock, $.01 Par Value	58,218,060 shares

ADTRAN, INC.

Quarterly Report on Form 10-Q

For the Three and Six Months Ended June 30, 2013

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADTRAN, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	June 30, 2013	December 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$37,559	$68,457
Short-term investments	152,581	160,481
Accounts receivable, less allowance for doubtful accounts of $15 and $6 at June 30, 2013 and December 31, 2012, respectively	103,516	81,194
Other receivables	18,820	16,253
Inventory	87,773	102,583
Prepaid expenses	4,926	4,148
Deferred tax assets, net	13,114	13,055

Total Current Assets	418,289	446,171

Property, plant and equipment, net	77,670	80,246
Deferred tax assets, net	12,171	10,261
Goodwill	3,492	3,492
Other assets	12,046	13,482
Long-term investments	292,660	332,729

Total Assets	$816,328	$886,381

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$62,097	$42,173
Unearned revenue	25,808	38,051
Accrued expenses	12,020	10,309
Accrued wages and benefits	14,093	15,022
Income tax payable, net	2,317	1,211

Total Current Liabilities	116,335	106,766

Non-current unearned revenue	25,266	23,803
Other non-current liabilities	19,042	17,406
Bonds payable	46,000	46,000

Total Liabilities	206,643	193,975

Commitments and contingencies (see Note 15)

Stockholders’ Equity
Common stock, par value $0.01 per share; 200,000 shares authorized; 79,652 shares issued and 58,183 shares outstanding at June 30, 2013 and 79,652 shares issued and 62,310 shares outstanding at December 31, 2012	797	797
Additional paid-in capital	228,878	224,517
Accumulated other comprehensive income	6,536	11,268
Retained earnings	867,702	861,465
Less treasury stock at cost: 21,469 and 17,342 shares at June 30, 2013 and December 31, 2012, respectively	(494,228)	(405,641)

Total Stockholders’ Equity	609,685	692,406

Total Liabilities and Stockholders’ Equity	$816,328	$886,381

See notes to consolidated financial statements

ADTRAN, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Sales	$162,233	$183,998	$305,246	$318,733
Cost of sales	82,435	88,797	155,771	149,445

Gross Profit	79,798	95,201	149,475	169,288

Selling, general and administrative expenses	32,685	35,905	63,288	69,017
Research and development expenses	33,060	32,458	65,571	57,252

Operating Income	14,053	26,838	20,616	43,019

Interest and dividend income	1,674	1,926	3,442	3,787
Interest expense	(575)	(581)	(1,156)	(1,168)
Net realized investment gain	1,553	2,356	5,198	4,823
Other income (expense), net	129	492	(1,543)	633
Gain on bargain purchase of a business	—	1,753	—	1,753

Income before provision for income taxes	16,834	32,784	26,557	52,847

Provision for income taxes	(6,975)	(11,714)	(8,808)	(18,816)

Net Income	$9,859	$21,070	$17,749	$34,031

Weighted average shares outstanding – basic	59,056	63,619	60,443	63,720

Weighted average shares outstanding – diluted	59,311	64,393	60,660	64,628

Earnings per common share – basic	$0.17	$0.33	$0.29	$0.53

Earnings per common share – diluted	$0.17	$0.33	$0.29	$0.53

Dividend per share	$0.09	$0.09	$0.18	$0.18

See notes to consolidated financial statements

ADTRAN, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net Income	$9,859	$21,070	$17,749	$34,031

Other Comprehensive Income (Loss), net of tax:

Net unrealized gains (losses) on available-for-sale securities	(1,698)	(5,235)	(3,342)	1,522
Foreign currency translation	(1,713)	(96)	(1,390)	58

Other Comprehensive Income (Loss), net of tax	(3,411)	(5,331)	(4,732)	1,580

Comprehensive Income, net of tax	$6,448	$15,739	$13,017	$35,611

See notes to consolidated financial statements

ADTRAN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$17,749	$34,031
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,373	6,615
Amortization of net premium on available-for-sale investments	3,315	4,330
Net realized gain on long-term investments	(5,198)	(4,823)
Net (gain) loss on disposal of property, plant and equipment	17	(204)
Gain on bargain purchase of a business	—	(1,753)
Stock-based compensation expense	4,340	4,432
Deferred income taxes	150	(2,427)
Tax benefit from stock option exercises	21	1,701
Excess tax benefits from stock-based compensation arrangements	(21)	(1,346)
Changes in operating assets and liabilities:
Accounts receivable, net	(23,018)	(43,062)
Other receivables	(2,727)	1,997
Inventory	13,336	5,548
Prepaid expenses and other assets	(665)	(1,527)
Accounts payable	20,252	12,877
Accrued expenses and other liabilities	(6,587)	13,099
Income tax payable, net	1,094	7,508

Net cash provided by operating activities	29,431	36,996

Cash flows from investing activities:
Purchases of property, plant and equipment	(3,667)	(7,787)
Proceeds from disposals of property, plant and equipment	—	266
Proceeds from sales and maturities of available-for-sale investments	224,163	138,307
Purchases of available-for-sale investments	(179,730)	(161,849)
Acquisition of business	—	7,496

Net cash provided by (used in) investing activities	40,766	(23,567)

Cash flows from financing activities:
Proceeds from stock option exercises	819	4,328
Purchases of treasury stock	(89,917)	(13,432)
Dividend payments	(10,982)	(11,476)
Excess tax benefits from stock-based compensation arrangements	21	1,346

Net cash used in financing activities	(100,059)	(19,234)

Net decrease in cash and cash equivalents	(29,862)	(5,805)
Effect of exchange rate changes	(1,036)	(206)
Cash and cash equivalents, beginning of period	68,457	42,979

Cash and cash equivalents, end of period	$37,559	$36,968

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expense during the reporting period. Our more significant estimates include the allowance for doubtful accounts, obsolete and excess inventory reserves, warranty reserves, customer rebates, allowance for sales returns, determination of the deferred revenue components of multiple element sales agreements, estimated costs to complete obligations associated with deferred revenues, estimated income tax contingencies, the fair value of stock-based compensation, impairment of goodwill, valuation and estimated lives of intangible assets, estimated working capital adjustments under negotiation related to the Nokia Siemens Networks Broadband Access business acquisition, and the evaluation of other-than-temporary declines in the value of investments. Actual amounts could differ significantly from these estimates.

Recent Accounting Pronouncements

During the six months ended June 30, 2013, we adopted the following accounting standard, which had no material effect on our consolidated results of operations or financial condition:

In February 2013, the FASB issued Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02). ASU 2013-02 requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component either on the face of the financial statements or in the footnotes. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. This update is effective prospectively for reporting periods beginning after December 15, 2012. We adopted this amendment during the first quarter of 2013, and we have provided the disclosures required for the periods ended June 30, 2013 and 2012 in Note 10 of Notes to Consolidated Financial Statements.

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

We received a cash payment of $7.5 million from NSN and recorded a bargain purchase gain of $1.8 million, net of income taxes, in the second quarter of 2012, subject to customary working capital adjustments between the parties as defined in the purchase agreement. As of June 30, 2013, the parties were in the process of resolving the working capital adjustments. We adjusted the purchase price allocation during the fourth quarter of 2012 to record additional estimated liabilities and an estimated receivable from NSN related to working capital adjustments under negotiation. The bargain purchase gain of $1.8 million represents the excess of the consideration exchanged over the fair value of the assets acquired and liabilities assumed. We have assessed the recognition and measurements of the assets acquired and liabilities assumed based on historical and pro forma data for future periods and have concluded that our valuation procedures and resulting measures were appropriate.

The allocation of the purchase price to the estimated fair value of the assets acquired and liabilities assumed at the acquisition date is as follows:

(In Thousands)
Other receivables	$9,486
Inventory	21,068
Property, plant and equipment	5,035
Accounts payable	(5,194)
Unearned revenue	(18,203)
Accrued expenses	(1,931)
Accrued wages and benefits	(2,251)
Deferred tax liability	(788)
Non-current unearned revenue	(21,316)

Net liabilities assumed	(14,094)

Customer relationships	5,162
Developed technology	3,176
Other	13
Gain on bargain purchase of a business, net of tax	(1,753)

Net consideration received from seller	$(7,496)

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

The following supplemental pro forma information presents the financial results of the acquired NSN BBA business for the three and six months ended June 30, 2012. The pro forma results for the period January 1, 2012 to May 4, 2012 are not included in our consolidated financial statements.

This supplemental pro forma information does not purport to be indicative of what would have occurred had the acquisition of the NSN BBA business been completed on January 1, 2012, nor are they indicative of any future results.

	Three Months Ended	Six Months Ended
(In thousands)	June 30, 2012	June 30, 2012
Pro forma revenue	$40,164	$74,070
Pro forma pre-tax loss	$(3,813)	$(15,458)
Weighted average exchange rate during the period (EURO/USD)	€1.00/$1.29	€1.00/$1.30

For the three and six months ended June 30, 2013, we incurred acquisition and integration related expenses and amortization of acquired intangibles of $0.7 and $1.6 million related to this acquisition.

3.	INCOME TAXES

Our effective tax rate decreased from 35.6% in the six months ended June 30, 2012 to 33.2% in the six months ended June 30, 2013. The decrease in the effective tax rate between the two periods is primarily attributable to the net effect of recording the benefit for the research tax credit for the 2012 tax year in January 2013 pursuant to the American Taxpayer Relief Act of 2012, the inclusion of the benefit of the estimated 2013 research tax credit in the estimated annual effective rate for 2013, and foreign subsidiary losses for which no tax benefits are recorded.

4.	PENSION BENEFIT PLAN

As a result of our acquisition of the NSN BBA business, we assumed a defined benefit obligation of $17.0 million as of May 4, 2012. We established a Contribution Trust Arrangement (CTA) to hold the pension assets, and NSN transferred assets to us equal to the defined benefit obligation.

The following table summarizes the components of net periodic pension cost for the three and six months ended June 30, 2013 and the period May 4, 2012 to June 30, 2012:

	Three Months Ended	May 4, 2012 to	Six Months Ended
(In thousands)	June 30, 2013	June 30, 2012	June 30, 2013
Service cost	$294	$190	$594
Interest cost	182	127	369
Expected return on plan assets	(248)	(165)	(501)

Net periodic pension cost	$228	$152	$462

5.	STOCK-BASED COMPENSATION

The following table summarizes the stock-based compensation expense related to stock options, restricted stock units (RSUs) and restricted stock for the three and six months ended June 30, 2013 and 2012, which was recognized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2013	2012	2013	2012

Stock-based compensation expense included in cost of sales	$110	$97	$216	$198

Selling, general and administrative expense	1,042	1,047	2,105	2,098
Research and development expense	956	1,067	2,019	2,136

Stock-based compensation expense included in operating expenses	1,998	2,114	4,124	4,234

Total stock-based compensation expense	2,108	2,211	4,340	4,432
Tax benefit for expense associated with non-qualified options	(310)	(302)	(617)	(603)

Total stock-based compensation expense, net of tax	$1,798	$1,909	$3,723	$3,829

The fair value of our stock options was estimated using the Black-Scholes model. The determination of the fair value of stock options on the date of grant using the Black-Scholes model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables that may have a significant impact on the fair value estimate.

There were no options granted during the three and six months ended June 30, 2013 or 2012.

The fair value of our RSUs is calculated using a Monte Carlo Simulation valuation method. There were no RSU grants during the three and six months ended June 30, 2013 or 2012.

The fair value of restricted stock is equal to the closing price of our stock on the date of grant. There were no restricted stock grants during the three and six months ended June 30, 2013 or 2012.

Stock-based compensation expense recognized in our Consolidated Statements of Income for the three and six months ended June 30, 2013 and 2012 is based on options, RSUs and restricted stock ultimately expected to vest, and has been reduced for estimated forfeitures. Estimated forfeitures for stock options were based upon historical experience and approximate 1.6% annually. We estimated a 0% forfeiture rate for our RSUs and restricted stock due to the limited number of recipients and historical experience for these awards.

As of June 30, 2013, total compensation expense related to non-vested stock options, RSUs and restricted stock not yet recognized was approximately $14.3 million, which is expected to be recognized over an average remaining recognition period of 2.2 years.

The following table is a summary of our stock options outstanding as of December 31, 2012 and June 30, 2013 and the changes that occurred during the six months ended June 30, 2013:

(In thousands, except per share amounts)	Number of Options	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life In Years	Aggregate Intrinsic Value
Options outstanding, December 31, 2012	6,035	$24.81	6.69	$5,154
Options granted	—	$—
Options cancelled/forfeited	(112)	$26.28
Options exercised	(45)	$18.06

Options outstanding, June 30, 2013	5,878	$24.83	6.20	$15,808

Options exercisable, June 30, 2013	3,481	$24.88	4.70	$8,112

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (the difference between ADTRAN’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2013. The aggregate intrinsic value will change based on the fair market value of ADTRAN’s stock.

The total pre-tax intrinsic value of options exercised during the three and six month period ended June 30, 2013 was $0.2 million.

The following table is a summary of our RSUs and restricted stock outstanding as of December 31, 2012 and June 30, 2013 and the changes that occurred during the six months ended June 30, 2013:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value
Unvested RSUs and restricted stock outstanding, December 31, 2012	103	$29.25
RSUs and restricted stock granted	—	$—
RSUs and restricted stock vested	—	$—
RSUs and restricted stock cancelled/forfeited	—	$—

Unvested RSUs and restricted stock, June 30, 2013	103	$29.25

6.	INVESTMENTS

At June 30, 2013, we held the following securities and investments, recorded at either fair value or cost.

(In thousands)	Amortized Cost	Gross Unrealized		Carrying Value
		Gains	Losses

Deferred compensation plan assets	$10,819	$1,983	$(10)	$12,792
Corporate bonds	187,723	446	(239)	187,930
Municipal fixed-rate bonds	155,451	319	(289)	155,481
Municipal variable rate demand notes	7,120	—	—	7,120
Marketable equity securities	22,656	9,620	(426)	31,850

Available-for-sale securities held at fair value	$383,769	$12,368	$(964)	$395,173

Restricted investment held at cost				48,250
Other investments held at cost				1,818

Total carrying value of available-for-sale investments				$445,241

At December 31, 2012, we held the following securities and investments, recorded at either fair value or cost.

(In thousands)	Amortized Cost	Gross Unrealized		Carrying Value
		Gains	Losses

Deferred compensation plan assets	$10,688	$846	$(7)	$11,527
Corporate bonds	185,464	966	(18)	186,412
Municipal fixed-rate bonds	174,530	627	(73)	175,084
Municipal variable rate demand notes	34,375	—	—	34,375
Fixed income bond fund	444	12	—	456
Marketable equity securities	20,966	14,630	(392)	35,204

Available-for-sale securities held at fair value	$426,467	$17,081	$(490)	$443,058

Restricted investment held at cost				48,250
Other investments held at cost				1,902

Total carrying value of available-for-sale investments				$493,210

As of June 30, 2013, our corporate bonds and municipal fixed-rate bonds had the following contractual maturities:

(In thousands)	Corporate bonds	Municipal fixed-rate bonds
Less than one year	$76,233	$67,918
One to two years	42,747	14,143
Two to three years	65,785	50,355
Three to five years	3,165	23,065

Total	$187,930	$155,481

Our investment policy provides limitations for issuer concentration, which limits, at the time of purchase, the concentration in any one issuer to 5% of the market value of our total investment portfolio.

At June 30, 2013, we held a $48.3 million restricted certificate of deposit, which is carried at cost. This investment serves as a collateral deposit against the principal amount outstanding under loans made to ADTRAN pursuant to an Alabama State Industrial Development Authority revenue bond (the Bond). At June 30, 2013, the estimated fair value of the Bond was approximately $46.3 million, based on a debt security with a comparable interest rate and maturity and a Standard and Poor’s credit rating of A-. For more information on the Bond, see “Debt” under “Liquidity and Capital Resources” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 2 of Part I of this report.

We review our investment portfolio for potential “other-than-temporary” declines in value on an individual investment basis. We assess, on a quarterly basis, significant declines in value which may be considered other-than-temporary and, if necessary, recognize and record the appropriate charge to write-down the carrying value of such investments. In making this assessment, we take into consideration qualitative and quantitative information, including but not limited to the following: the magnitude and duration of historical declines in market prices, credit rating activity, assessments of liquidity, public filings, and statements made by the issuer. We generally begin our identification of potential other-than-temporary impairments by reviewing any security with a fair value that has declined from its original or adjusted cost basis by 25% or more for six or more consecutive months. We then evaluate the individual security based on the previously identified factors to determine the amount of the write-down, if any. As a result of our review, we recorded an other-than-temporary impairment charge of $4 thousand during the six months ended June 30, 2013 related to one marketable security. For the six months ended June 30, 2012, we recorded an other-than-temporary impairment charge of $33 thousand related to eight marketable equity securities.

Realized gains and losses on sales of securities are computed under the specific identification method. The following table presents gross realized gains and losses related to our investments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2013	2012	2013	2012
Gross realized gains	$1,728	$2,631	$5,455	$5,300
Gross realized losses	$(175)	$(275)	$(257)	$(477)

As of June 30, 2013 and 2012, gross unrealized losses related to individual securities in a continuous loss position for 12 months or longer were not significant.

We have categorized our cash equivalents held in money market funds and our investments held at fair value into a three-level fair value hierarchy based on the priority of the inputs to the valuation technique for the cash equivalents and investments as follows: Level 1 – Values based on unadjusted, quoted prices in active markets for identical assets or liabilities; Level 2 – Values based on inputs other than quoted prices included within Level 1 that are directly or indirectly observable for the asset or liability; Level 3 – Values based on unobservable inputs for the asset or liability. These inputs include information supplied by investees.

	Fair Value Measurements at June 30, 2013 Using
(In thousands)	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$1,339	$1,339	$—	$—

Available-for-sale securities
Deferred compensation plan assets	12,792	12,792	—	—
Available-for-sale debt securities
Corporate bonds	187,930	—	187,930	—
Municipal fixed-rate bonds	155,481	—	155,481	—
Municipal variable rate demand notes	7,120	—	7,120	—
Available-for-sale marketable equity securities
Equity securities – technology industry	7,818	7,818	—	—
Equity securities – other	24,032	24,032	—	—

Available-for-sale securities	395,173	44,642	350,531	—

Total	$396,512	$45,981	$350,531	$—

	Fair Value Measurements at December 31, 2012 Using
(In thousands)	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$28,071	$28,071	$—	$—

Available-for-sale securities
Deferred compensation plan assets	11,527	11,527	—	—
Available-for-sale debt securities
Corporate bonds	186,412	—	186,412	—
Municipal fixed-rate bonds	175,084	—	175,084	—
Municipal variable rate demand notes	34,375	—	34,375	—
Fixed income bond fund	456	456	—	—
Available-for-sale marketable equity securities
Equity securities – technology industry	14,099	14,099	—	—
Equity securities – other	21,105	21,105	—	—

Available-for-sale securities	443,058	47,187	395,871	—

Total	$471,129	$75,258	$395,871	$—

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

We have certain international customers who are billed in their local currency. Changes in the monetary exchange rates may adversely affect our results of operations and financial condition. When appropriate, we enter into various derivative transactions to enhance our ability to manage the volatility relating to these typical business exposures. We do not hold or issue derivative instruments for trading or other speculative purposes. Our derivative instruments are recorded in the Consolidated Balance Sheets at their fair values. Our derivative instruments do not qualify for hedge accounting, and accordingly, all changes in the fair value of the instruments are recognized as other income (expense) in the Consolidated Statements of Income. The maximum time frame for our derivatives is currently less than twelve months. Our derivative instruments are not subject to master netting arrangements and are not offset in the Consolidated Balance Sheets.

As of June 30, 2013, we had forward contracts and swaps outstanding with notional amounts totaling €20.7 million ($26.9 million) and €0.3 million ($0.4 million), respectively, which mature through 2013.

The fair values of our derivative instruments recorded in the Consolidated Balance Sheet as of June 30, 2013 were as follows:

	June 30, 2013
(In thousands)	Balance Sheet Location	Fair Value
Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts – asset derivatives	Other receivables	$101
Foreign exchange contracts – liability derivatives	Accounts payable	$(115)

The change in the fair values of our derivative instruments recorded in the Consolidated Statements of Income during the three and six months ended June 30, 2013 were as follows:

		Three Months Ended	Six Months Ended
(In thousands)	Income Statement Location	June 30, 2013	June 30, 2013
Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	Other income (expense)	$138	$(86)

8.	INVENTORY

At June 30, 2013 and December 31, 2012, inventory consisted of the following:

(In thousands)	June 30, 2013	December 31, 2012
Raw materials	$40,696	$47,054
Work in process	5,503	3,262
Finished goods	41,574	52,267

Total	$87,773	$102,583

We establish reserves for estimated excess, obsolete, or unmarketable inventory equal to the difference between the cost of the inventory and the estimated fair value of the inventory based upon assumptions about future demand and market conditions. At June 30, 2013 and December 31, 2012, raw materials reserves totaled $14.9 million and $9.9 million, respectively, and finished goods inventory reserves totaled $3.7 million and $2.1 million, respectively.

9.	GOODWILL AND INTANGIBLE ASSETS

The change in the carrying value of goodwill, all of which is included in our Enterprise Networks division, for the six months ended June 30, 2013 is as follows:

(In thousands)
Balance, December 31, 2012	$3,492
Acquisitions	—
Impairment losses	—

Balance, June 30, 2013	$3,492

Balance as of June 30, 2013
Goodwill	$3,492
Accumulated impairment losses	—

Total goodwill	$3,492

We evaluate the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. When evaluating whether goodwill is impaired, we first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. If we determine that the two-step quantitative test is necessary, then we compare the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, then the amount of the impairment loss is measured. There were no impairment losses recorded during the six months ended June 30, 2013 or 2012.

Intangible assets are included in other assets in the accompanying Consolidated Balance Sheets and include intangibles acquired in conjunction with our acquisition of Objectworld Communications Corporation on September 15, 2009, Bluesocket, Inc. on August 4, 2011, and the NSN BBA business on May 4, 2012.

The following table presents our intangible assets as of June 30, 2013 and December 31, 2012:

(In thousands)	June 30, 2013			December 31, 2012
	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Customer relationships	$6,698	$(1,132)	$5,566	$6,769	$(766)	$6,003
Developed technology	6,353	(1,990)	4,363	6,397	(1,354)	5,043
Intellectual property	2,340	(1,018)	1,322	2,340	(851)	1,489
Trade names	270	(115)	155	270	(85)	185
Other	13	(5)	8	13	(3)	10

Total	$15,674	$(4,260)	$11,414	$15,789	$(3,059)	$12,730

Amortization expense, all of which relates to business acquisitions, was $0.6 million and $0.5 million for the three months ended June 30, 2013 and 2012, respectively, and $1.2 million and $0.8 million for the six months ended June 30, 2013 and 2012, respectively.

As of June 30, 2013, the estimated future amortization expense of our intangible assets is as follows:

(In thousands)	Amount
Remainder of 2013	$1,211
2014	2,268
2015	2,133
2016	1,861
2017	1,265
Thereafter	2,676

Total	$11,414

10.	STOCKHOLDERS’ EQUITY

A summary of the changes in stockholders’ equity for the six months ended June 30, 2013 is as follows:

(In thousands)	Stockholders’ Equity
Balance, December 31, 2012	$692,406
Net income	17,749
Dividend payments	(10,982)
Dividends accrued for unvested restricted stock units	(19)
Net unrealized gains (losses) on available-for-sale securities (net of tax)	(3,342)
Foreign currency translation adjustment	(1,390)
Proceeds from stock option exercises	819
Purchase of treasury stock	(89,917)
Income tax benefit from exercise of stock options	21
Stock-based compensation expense	4,340

Balance, June 30, 2013	$609,685

Stock Repurchase Program

Since 1997, our Board of Directors has approved multiple share repurchase programs that have authorized open market repurchase transactions of up to 35 million shares of our common stock. On May 1, 2013, our Board of Directors authorized the repurchase of an additional 5.0 million shares of our common stock, which commenced upon completion of the repurchase plan announced on October 11, 2011. This new authorization is being implemented through open market or private purchases from time to time as conditions warrant.

During the six months ended June 30, 2013, we repurchased 4.2 million shares of our common stock at an average price of $21.49 per share. We currently have the authority to purchase an additional 4.9 million shares of our common stock under the current plan approved by the Board of Directors.

Stock Option Exercises

We issued 45 thousand shares of treasury stock during the six months ended June 30, 2013 to accommodate employee stock option exercises. The stock options had exercise prices ranging from $15.29 to $23.46. We received proceeds totaling $0.8 million from the exercise of these stock options during the six months ended June 30, 2013.

Dividend Payments

During the six months ended June 30, 2013, we paid cash dividends as follows (in thousands except per share amount):

Record Date	Payment Date	Per Share Amount	Total Dividend Paid

February 7, 2013	February 21, 2013	$0.09	$5,586
April 25, 2013	May 9, 2013	$0.09	$5,396

Other Comprehensive Income

Other comprehensive income consists of unrealized gains (losses) on available-for-sale securities, reclassification adjustments for amounts included in net income related to impairments of available-for-sale securities and realized gains (losses) on available-for-sale securities, defined benefit plan adjustments and foreign currency translation adjustments.

The following tables present changes in accumulated other comprehensive income, net of tax, by component for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30, 2013
(In thousands)	Unrealized Gains (Losses) on Available- for-Sale Securities	Defined Benefit Plan Adjustments	Foreign Currency Adjustments	Total
Beginning balance	$8,464	$(1,952)	$3,435	$9,947
Other comprehensive income (loss) before reclassifications	(802)	—	(1,713)	(2,515)
Amounts reclassified from accumulated other comprehensive income	(896)	—	—	(896)

Net current period other comprehensive (loss)	(1,698)	—	(1,713)	(3,411)

Ending balance	$6,766	$(1,952)	$1,722	$6,536

	Three Months Ended June 30, 2012
(In thousands)	Unrealized Gains (Losses) on Available- for-Sale Securities	Foreign Currency Adjustments	Total
Beginning balance	$16,917	$3,096	$20,013
Other comprehensive income (loss) before reclassifications	(3,880)	(96)	(3,976)
Amounts reclassified from accumulated other comprehensive income	(1,355)	—	(1,355)

Net current period other comprehensive (loss)	(5,235)	(96)	(5,331)

Ending balance	$11,682	$3,000	$14,682

The following tables present changes in accumulated other comprehensive income, net of tax, by component for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30, 2013
(In thousands)	Unrealized Gains (Losses) on Available- for-Sale Securities	Defined Benefit Plan Adjustments	Foreign Currency Adjustments	Total
Beginning balance	$10,108	$(1,952)	$3,112	$11,268
Other comprehensive income (loss) before reclassifications	(348)	—	(1,390)	(1,738)
Amounts reclassified from accumulated other comprehensive income	(2,994)	—	—	(2,994)

Net current period other comprehensive (loss)	(3,342)	—	(1,390)	(4,732)

Ending balance	$6,766	$(1,952)	$1,722	$6,536

	Six Months Ended June 30, 2012
(In thousands)	Unrealized Gains (Losses) on Available- for-Sale Securities	Foreign Currency Adjustments	Total
Beginning balance	$10,160	$2,942	$13,102
Other comprehensive income (loss) before reclassifications	4,325	58	4,383
Amounts reclassified from accumulated other comprehensive income	(2,803)	—	(2,803)

Net current period other comprehensive income	1,522	58	1,580

Ending balance	$11,682	$3,000	$14,682

The following tables present the details of reclassifications out of accumulated other comprehensive income for the three months ended June 30, 2013 and 2012:

(In thousands)	Three Months Ended June 30, 2013
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income Is Presented
Unrealized gains (losses) on available-for-sale securities:
Net realized gain on sales of securities, before tax	$1,469	Net realized investment gain
Tax (expense) benefit	(573)

Total reclassifications for the period, net of tax	$896

(In thousands)	Three Months Ended June 30, 2012
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income Is Presented
Unrealized gains (losses) on available-for-sale securities:
Net realized gain on sales of securities, before tax	$2,222	Net realized investment gain
Tax (expense) benefit	(867)

Total reclassifications for the period, net of tax	$1,355

The following tables present the details of reclassifications out of accumulated other comprehensive income for the six months ended June 30, 2013 and 2012:

(In thousands)	Six Months Ended June 30, 2013
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income Is Presented
Unrealized gains (losses) on available-for-sale securities:
Net realized gain on sales of securities	$4,913	Net realized investment gain
Impairment expense	(4)	Net realized investment gain

Total reclassifications for the period, before tax	4,909
Tax (expense) benefit	(1,915)

Total reclassifications for the period, net of tax	$2,994

(In thousands)	Six Months Ended June 30, 2012
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income Is Presented
Unrealized gains (losses) on available-for-sale securities:
Net realized gain on sales of securities	$4,628	Net realized investment gain
Impairment expense	(33)	Net realized investment gain

Total reclassifications for the period, before tax	4,595
Tax (expense) benefit	(1,792)

Total reclassifications for the period, net of tax	$2,803

The following table presents the tax effects related to the change in each component of other comprehensive income for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Unrealized gains (losses) on available-for-sale securities	$(1,315)	$513	$(802)	$(6,361)	$2,481	$(3,880)
Reclassification adjustment for amounts included in net income	(1,469)	573	(896)	(2,222)	867	(1,355)
Foreign currency translation adjustment	(1,713)	—	(1,713)	(96)	—	(96)

Total Other Comprehensive Income (Loss)	$(4,497)	$1,086	$(3,411)	$(8,679)	$3,348	$(5,331)

The following table presents the tax effects related to the change in each component of other comprehensive income for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Unrealized gains (losses) on available-for-sale securities	$(571)	$223	$(348)	$7,088	$(2,763)	$4,325
Reclassification adjustment for amounts included in net income	(4,909)	1,915	(2,994)	(4,595)	1,792	(2,803)
Foreign currency translation adjustment	(1,390)	—	(1,390)	58	—	58

Total Other Comprehensive Income (Loss)	$(6,870)	$2,138	$(4,732)	$2,551	$(971)	$1,580

11.	EARNINGS PER SHARE

A summary of the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2013 and 2012 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2013	2012	2013	2012
Numerator
Net income	$9,859	$21,070	$17,749	$34,031

Denominator
Weighted average number of shares – basic	59,056	63,619	60,443	63,720
Effect of dilutive securities
Stock options	209	720	177	865
Restricted stock and restricted stock units	46	54	40	43

Weighted average number of shares – diluted	59,311	64,393	60,660	64,628

Net income per share – basic	$0.17	$0.33	$0.29	$0.53
Net income per share – diluted	$0.17	$0.33	$0.29	$0.53

Anti-dilutive options to purchase common stock outstanding were excluded from the above calculations. Anti-dilutive options totaled 4.3 million and 2.5 million for the three months ended June 30, 2013 and 2012, respectively, and 5.1 million and 2.1 million for the six months ended June 30, 2013 and 2012, respectively.

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

The following table presents information about the reported sales and gross profit of our reportable segments for the three and six months ended June 30, 2013 and 2012. Asset information by reportable segment is not reported, since we do not produce such information internally.

	Three Months Ended
	June 30, 2013		June 30, 2012
(In thousands)	Sales	Gross Profit	Sales	Gross Profit
Carrier Networks	$123,333	$57,913	$152,707	$78,738
Enterprise Networks	38,900	21,885	31,291	16,463

Total	$162,233	$79,798	$183,998	$95,201

	Six Months Ended
	June 30, 2013		June 30, 2012
(In thousands)	Sales	Gross Profit	Sales	Gross Profit
Carrier Networks	$233,220	$109,504	$249,361	$131,621
Enterprise Networks	72,026	39,971	69,372	37,667

Total	$305,246	$149,475	$318,733	$169,288

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

Loop Access products are used by carrier and enterprise customers for access to copper-based telecommunications networks. The Loop Access category includes the following product areas:

•	High bit-rate Digital Subscriber Line (HDSL) products

•	Digital Data Service (DDS)

•	Integrated Services Digital Network (ISDN) products

•	T1/E1/T3 Channel Service Units/Data Service Units (CSUs/DSUs)

•	TRACER fixed-wireless products

The table below presents sales information by product category for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2013	2012	2013	2012
Carrier Systems	$105,537	$126,755	$198,341	$198,013
Business Networking	45,379	36,590	83,455	79,732
Loop Access	11,317	20,653	23,450	40,988

Total	$162,233	$183,998	$305,246	$318,733

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

The table below presents subcategory revenues for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2013	2012	2013	2012

Core Products
Broadband Access (included in Carrier Systems)	$81,628	$106,042	$153,862	$155,524
Optical (included in Carrier Systems)	15,986	14,003	24,860	28,258
Internetworking (included in Business Networking)	43,922	34,935	80,834	75,909

Subtotal	141,536	154,980	259,556	259,691

Legacy Products
HDSL (does not include T1) (included in Loop Access)	10,289	19,465	21,696	38,424
Other products (excluding HDSL)	10,408	9,553	23,994	20,618

Subtotal	20,697	29,018	45,690	59,042

Total	$162,233	$183,998	$305,246	$318,733

The following table presents sales information by geographic area for the three and six months ended June 30, 2013 and 2012. International sales correlate to shipments with a non-U.S. destination.

	Three Months Ended		Six Months Ended
(In thousands)	June 30,		June 30,
	2013	2012	2013	2012
United States	$127,487	$130,389	$235,593	$246,832
International	34,746	53,609	69,653	71,901

Total	$162,233	$183,998	$305,246	$318,733

13.	LIABILITY FOR WARRANTY RETURNS

Our products generally include warranties of 90 days to ten years for product defects. We accrue for warranty returns at the time revenue is recognized based on our estimate of the cost to repair or replace the defective products. We engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers. Our products continue to become more complex in both size and functionality as many of our product offerings migrate from line card applications to systems products. The increasing complexity of our products will cause warranty incidences, when they arise, to be more costly. Our estimates regarding future warranty obligations may change due to product failure rates, material usage, and other rework costs incurred in correcting a product failure. In addition, from time to time, specific warranty accruals may be recorded if unforeseen problems arise. Should our actual experience relative to these factors be worse than our estimates, we will be required to record additional warranty expense. Alternatively, if we provide for more reserves than we require, we will reverse a portion of such provisions in future periods. The liability for warranty obligations totaled $7.9 million at June 30, 2013 and $9.7 million at December 31, 2012. These liabilities are included in accrued expenses in the accompanying Consolidated Balance Sheets.

A summary of warranty expense and write-off activity for the six months ended June 30, 2013 and 2012 is as follows:

Six Months Ended June 30,		2013	2012
(In thousands)
Balance at beginning of period		$9,653	$4,118
Plus:	Amounts charged to cost and expenses	470	3,313
	Amounts assumed on acquisition	—	1,932
Less:	Deductions	(2,182)	(2,137)

Balance at end of period		$7,941	$7,226

14.	RELATED PARTY TRANSACTIONS

We employ the law firm of our director emeritus for legal services. All bills for services rendered by this firm are reviewed and approved by our Chief Financial Officer. We believe that the fees for such services are comparable to those charged by other firms for services rendered to us. For the three and six month periods ended June 30, 2013 and 2012, we incurred fees of $10 thousand per month for these legal services.

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

We have committed to invest up to an aggregate of $7.9 million in two private equity funds, and we have contributed $8.4 million as of June 30, 2013, of which $7.7 million has been applied to these commitments.

16.	SUBSEQUENT EVENTS

On July 9, 2013, we announced that our Board of Directors declared a quarterly cash dividend of $0.09 per common share to be paid to stockholders of record at the close of business on July 25, 2013. The payment date will be August 8, 2013. The quarterly dividend payment will be approximately $5.2 million. In July 2003, our Board of Directors elected to begin declaring quarterly dividends on our common stock considering the tax treatment of dividends and adequate levels of Company liquidity.

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

Sales were $162.2 million and $305.2 million for the three and six months ended June 30, 2013 compared to $184.0 million and $318.7 million for the three and six months ended June 30, 2012. Product revenues for our three core areas, Broadband Access, Optical and Internetworking, were $141.5 million and $259.6 million for the three and six months ended June 30, 2013 compared to $155.0 million and $259.7 million for the three and six months ended June 30, 2012. Our gross margin decreased to 49.2% and 49.0% for the three and six months ended June 30, 2013 from 51.7% and 53.1% for the three and six months ended June 30, 2012. Our operating income margin decreased to 8.7% and 6.8% for the three and six months ended June 30, 2013 from 14.6% and 13.5% for the three and six months ended June 30, 2012. Net income was $9.9 million and $17.7 million for the three and six months ended June 30, 2013 compared to $21.1 million and $34.0 million for the three and six months ended June 30, 2012. Our effective tax rate increased to 41.4% for the three months ended June 30, 2013 from 35.7% for the three months ended June 30, 2012 and decreased to 33.2% for the six months ended June 30, 2013 from 35.6% for the six months ended June 30, 2012. Earnings per share, assuming dilution, were $0.17 and $0.29 for the three and six months ended June 30, 2013 compared to $0.33 and $0.53 for the three and six months ended June 30, 2012.

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

ACQUISITION EXPENSES

On May 4, 2012, we closed on the acquisition of the Nokia Siemens Networks Broadband Access business (NSN BBA). Acquisition related expenses, amortizations and adjustments for the three and six months ended June 30, 2013 and 2012 for that transaction is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Amortization of acquired intangible assets	$288	$172	$582	$172
Amortization of other purchase accounting adjustments	342	1,052	752	1,052
Acquisition related professional fees, travel and other expenses	82	2,705	236	4,285

Total acquisition related expenses, amortizations and adjustments	712	3,929	1,570	5,509
Provision for income taxes	(221)	(1,224)	(487)	(1,739)

Total acquisition related expenses, amortizations and adjustments, net of tax	$491	$2,705	$1,083	$3,770

The acquisition related expenses, amortizations and adjustments above were recorded in the following Consolidated Statements of Income categories for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Revenue (adjustments to deferred revenue recognized in the period)	$216	$416	$452	$416
Cost of goods sold	64	650	151	667

Subtotal	280	1,066	603	1,083

Selling, general and administrative expenses	113	2,361	274	3,922
Research and development expenses	319	502	693	504

Subtotal	432	2,863	967	4,426

Total acquisition related expenses, amortizations and adjustments	712	3,929	1,570	5,509
Provision for income taxes	(221)	(1,224)	(487)	(1,739)

Total acquisition related expenses, amortizations and adjustments, net of tax	$491	$2,705	$1,083	$3,770

See Note 9 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information on amortization of intangible assets acquired in previous business acquisitions.

RESULTS OF OPERATIONS – THREE AND SIX MONTHS ENDED JUNE 30, 2013 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2012

SALES

ADTRAN’s sales decreased 11.8% from $184.0 million in the three months ended June 30, 2012 to $162.2 million in the three months ended June 30, 2013, and decreased 4.2% from $318.7 million in the six months ended June 30, 2012 to $305.2 million in the six months ended June 30, 2013. The decrease in sales for the three months ended June 30, 2013 is primarily attributable to a $24.4 million decrease in sales of our Broadband Access products and an $8.3 million decrease in sales of our HDSL and other legacy products, partially offset by a $9.0 million increase in sales of our Internetworking products and a $2.0 million increase in sales of our Optical products. The decrease in sales for the six months ended June 30, 2013 is primarily attributable to a $13.4 million decrease in sales of our HDSL and other legacy products, a $3.4 million decrease in sales of our Optical products, and a $1.7 million decrease in sales of our Broadband Access products, partially offset by a $4.9 million increase in sales of our Internetworking products.

Carrier Networks sales decreased 19.2% from $152.7 million in the three months ended June 30, 2012 to $123.3 million in the three months ended June 30, 2013, and decreased 6.5% from $249.4 million in the six months ended June 30, 2012 to $233.2 million in the six months ended June 30, 2013. The decrease in sales for the three months ended June 30, 2013 is primarily attributable to decreases in sales of our Broadband Access products and HDSL and other legacy products, partially offset by increases in sales of our Optical products and ONT products. The decrease in sales of our Broadband Access products is primarily attributable to fluctuations in project installation activities at a Latin American carrier. The decrease in sales of HDSL and other legacy products has been expected as customers continue to upgrade their networks to deliver higher bandwidth services by migrating to newer technologies, including to our core products from our Broadband Access, Internetworking and Optical product lines. While we expect that revenues from HDSL and our other legacy products will continue to decline over time, these revenues may continue for years because of the time required for our customers to transition to newer technologies. The change in sales of our Optical products is primarily attributable to a technology shift from Time Division Multiplexed (TDM) and SONET/SDH architectures to Ethernet-based packet networks. We offer Ethernet-based solutions within our Optical products that address this technology change, and we expect sales of our Optical products will increase over time due to this transition. The increase in sales of our Internetworking products was primarily attributable to an improved spending environment and reflected an increase in sales to both carriers and value added resellers. The decrease in sales for the six months ended June 30, 2013 is primarily attributable to decreases in sales of our HDSL and other legacy products, Optical products, and Broadband Access products, partially offset by an increase in sales of our ONT products. The decrease in sales for the six months ended June 30, 2013 is primarily attributable to the factors discussed above.

Enterprise Networks sales increased 24.3% from $31.3 million in the three months ended June 30, 2012 to $38.9 million in the three months ended June 30, 2013, and increased 3.8% from $69.4 million in the six months ended June 30, 2012 to $72.0 million in the six months ended June 30, 2013. The increase in sales for the three and six months ended June 30, 2013 is primarily attributable to increases in sales of our Internetworking products, partially offset by decreases in sales of our legacy products. The increase in sales of our Internetworking products was primarily attributable to an improved spending environment and reflected an increase in sales to both carriers and value added resellers. The decrease in legacy products was expected and discussed further above. Internetworking product sales attributable to Enterprise Networks were 93.4% and 93.7% of the division’s sales in the three and six months ended June 30, 2013, compared to 91.1% in the three and six months ended June 30, 2012. Legacy products primarily comprise the remainder of Enterprise Networks sales. Enterprise Networks sales as a percentage of total sales increased from 17.0% for the three months ended June 30, 2012 to 24.0% for the three months ended June 30, 2013, and increased from 21.8% for the six months ended June 30, 2012 to 23.6% for the six months ended June 30, 2013.

International sales, which are included in the Carrier Networks and Enterprise Networks amounts discussed above, decreased 35.2% from $53.6 million in the three months ended June 30, 2012 to $34.7 million in the three months ended June 30, 2013, and decreased 3.1% from $71.9 million in the six months ended June 30, 2012 to $69.7 million in the six months ended June 30, 2013. International sales, as a percentage of total sales, decreased from 29.1% for the three months ended June 30, 2012 to 21.4% for the three months ended June 30, 2013, and increased from 22.6% for the six months ended June 30, 2012 to 22.8% for the six months ended June 30, 2013. International sales decreased in the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012 primarily due to a decrease in sales in Latin America and the Asia-Pacific region, partially offset by an increase in sales in the EMEA region.

Carrier System product sales decreased $21.2 million in the three months ended June 30, 2013 and increased $0.3 million in the six months ended June 30, 2013 compared to the three and six months ended June 30, 2012. The decrease for the three months ended June 30, 2013 is primarily due to a $24.4 million decrease in Broadband Access product sales, partially offset by a $2.0 million increase in Optical product sales and a $1.2 million increase in legacy product sales. The increase for the six months ended June 30, 2013 is primarily due to a $5.4 million increase in legacy product sales, partially offset by a $3.4 million decrease in Optical product sales and a $1.7 million decrease in Broadband Access product sales. The changes for the three and six months ended June 30, 2013 are primarily attributable to the factors discussed above.

Business Networking product sales increased $8.8 million and $3.7 million in the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012. The increase for the three and six months ended June 30, 2013 is primarily due to a $9.0 million and $4.9 million increase in Internetworking product sales across both divisions, respectively, partially offset by decreases in legacy product sales of $0.2 million and $1.2 million, respectively. The increase in sales of our Internetworking products was primarily attributable to an improved spending environment and reflected an increase in sales to both carriers and value added resellers. The decrease in legacy products was expected and is discussed further above.

Loop Access product sales decreased $9.3 million and $17.5 million in the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012. The decrease for the three and six months ended June 30, 2013 is primarily due to a $9.2 million and $16.7 million decrease, respectively, in HDSL product sales, which was discussed further above.

COST OF SALES

As a percentage of sales, cost of sales increased from 48.3% in the three months ended June 30, 2012 to 50.8% in the three months ended June 30, 2013 and increased from 46.9% in the six months ended June 30, 2012 to 51.0% in the six months ended June 30, 2013. This increase is primarily attributable to lower gross margins related to the acquired broadband access business, lower cost absorption due to lower production volumes on the organic business, customer price movements to achieve market share position and shifts in customer mix.

Carrier Networks cost of sales, as a percent of division sales, increased from 48.4% in the three months ended June 30, 2012 to 53.0% in the three months ended June 30, 2013 and increased from 47.2% in the six months ended June 30, 2012 to 53.0% in the six months ended June 30, 2013. The increase in Carrier Networks cost of sales as a percentage of sales is primarily attributable to the factors outlined above.

Enterprise Networks cost of sales, as a percent of division sales, decreased from 47.4% in the three months ended June 30, 2012 to 43.7% in the three months ended June 30, 2013 and decreased from 45.7% in the six months ended June 30, 2012 to 44.5% in the six months ended June 30, 2013. The decrease is primarily attributable to higher cost absorption due to higher production volumes.

An important part of our strategy is to reduce the product cost of each succeeding product generation and then to lower the product’s price based on the cost savings achieved. This may cause variations in our gross profit percentage due to timing differences between the recognition of cost reductions and the lowering of product selling prices.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased 9.0% from $35.9 million in the three months ended June 30, 2012 to $32.7 million in the three months ended June 30, 2013 and decreased 8.3% from $69.0 million in the six months ended June 30, 2012 to $63.3 million in the six months ended June 30, 2013. The decrease in selling, general and administrative expenses for the three and six months ended June 30, 2013 is primarily related to decreases in professional services, legal services and travel expense, which were higher in 2012 due to pre-acquisition activities related to the acquired broadband access business.

Selling, general and administrative expenses as a percentage of sales increased from 19.5% in the three months ended June 30, 2012 to 20.1% in the three months ended June 30, 2013 and decreased from 21.7% in the six months ended June 30, 2012 to 20.7% in the six months ended June 30, 2013. Selling, general and administrative expenses as a percentage of sales may fluctuate whenever there is a significant fluctuation in revenues for the periods being compared.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased 1.9% from $32.5 million in the three months ended June 30, 2012 to $33.1 million in the three months ended June 30, 2013 and increased 14.5% from $57.3 million in the six months ended June 30, 2012 to $65.6 million in the six months ended June 30, 2013. The increase in research and development expenses for the three and six months ended June 30, 2013 is primarily related to increases in staffing and fringe benefit costs due to increased headcount related to the broadband access business acquired on May 4, 2012, and increases in amortization of acquired intangible assets, partially offset by a decrease in independent contractor expense.

As a percentage of sales, research and development expenses increased from 17.6% in the three months ended June 30, 2012 to 20.4% in the three months ended June 30, 2013 and increased from 18.0% in the six months ended June 30, 2012 to 21.5% in the six months ended June 30, 2013. Research and development expenses as a percentage of sales will fluctuate whenever there are incremental product development activities or a significant fluctuation in revenues for the periods being compared.

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

INTEREST AND DIVIDEND INCOME

Interest and dividend income remained consistent at $1.9 million and $1.7 million in the three months ended June 30, 2012 and 2013, respectively, and remained consistent at $3.8 million and $3.4 million in the six months ended June 30, 2012 and 2013, respectively, as we had no substantial change in interest-bearing investment balances or interest rates.

INTEREST EXPENSE

Interest expense, which is primarily related to our taxable revenue bond, remained constant at $0.6 million in each of the three months ended June 30, 2012 and 2013, and $1.2 million in each of the six months ended June 30, 2012 and 2013, respectively, as we had no substantial change in our fixed-rate borrowing. See “Liquidity and Capital Resources” below for additional information on our revenue bond.

NET REALIZED INVESTMENT GAIN

Net realized investment gain decreased 34.1% from $2.4 million in the three months ended June 30, 2012 to $1.6 million in the three months ended June 30, 2013 and increased 7.8% from $4.8 million in the six months ended June 30, 2012 to $5.2 million in the six months ended June 30, 2013. The lower amount of realized gains in the three-month period ended June 30, 2013 is primarily driven by lower gains from the sale of equity securities compared to the same period in 2012. The higher amount of realized gains in the six-month period ended June 30, 2013 is primarily driven by higher sales of equity securities and rebalancing of the marketable equity security portfolio. See “Investing Activities” in “Liquidity and Capital Resources” below for additional information.

OTHER INCOME (EXPENSE), NET

Other income (expense), net, comprised primarily of miscellaneous income, gains and losses on foreign currency transactions, investment account management fees, scrap raw material sales, and gains and losses on the disposal of property, plant and equipment occurring in the normal course of business, decreased from $0.5 million of income in the three months ended June 30, 2012 to $0.1 million of income in the three months ended June 30, 2013 and changed from $0.6 million of income in the six months ended June 30, 2012 to $1.5 million of expense in the six months ended June 30, 2013. The change in the six months ended June 30, 2013 was primarily attributable to losses on foreign currency transactions during the first quarter of 2013.

INCOME TAXES

Our effective tax rate decreased from 35.6% in the six months ended June 30, 2012 to 33.2% in the six months ended June 30, 2013. The decrease in the effective tax rate between the two periods is primarily attributable to the net effect of recording the benefit for the research tax credit for the 2012 tax year in January 2013 pursuant to the American Taxpayer Relief Act of 2012, the inclusion of the benefit of the estimated 2013 research tax credit in the estimated annual effective rate for 2013, and foreign subsidiary losses for which no tax benefits are recorded.

NET INCOME

As a result of the above factors, net income decreased $11.2 million from $21.1 million in the three months ended June 30, 2012 to $9.9 million in the three months ended June 30, 2013 and decreased $16.3 million from $34.0 million in the six months ended June 30, 2012 to $17.7 million in the six months ended June 30, 2013.

As a percentage of sales, net income decreased from 11.5% in the three months ended June 30, 2012 to 6.1% in the three months ended June 30, 2013 and decreased from 10.7% in the six months ended June 30, 2012 to 5.8% in the six months ended June 30, 2013.

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

At June 30, 2013, cash on hand was $37.6 million and short-term investments were $152.6 million, which resulted in available short-term liquidity of $190.1 million. At December 31, 2012, our cash on hand of $68.5 million and short-term investments of $160.5 million resulted in available short-term liquidity of $228.9 million. The decrease in short-term liquidity from December 31, 2012 to June 30, 2013 primarily reflects funds used for equipment acquisitions, share repurchases and dividends, partially offset by funds provided by our operating activities.

Operating Activities

Our working capital, which consists of current assets less current liabilities, decreased 11.0% from $339.4 million as of December 31, 2012 to $302.0 million as of June 30, 2013. The quick ratio, defined as cash, cash equivalents, short-term investments, and net accounts receivable, divided by current liabilities, decreased from 2.90 as of December 31, 2012 to 2.52 as of June 30, 2013. The current ratio, defined as current assets divided by current liabilities, decreased from 4.18 as of December 31, 2012 to 3.60 as of June 30, 2013. The decreases in our working capital, the quick ratio and the current ratio is primarily attributable to a decrease in cash and short-term investments, which was used to fund treasury stock repurchases during the six months ended June 30, 2013.

Net accounts receivable increased 27.5% from $81.2 million at December 31, 2012 to $103.5 million at June 30, 2013. Our allowance for doubtful accounts was $6 thousand at December 31, 2012 and $15 thousand at June 30, 2013. Quarterly accounts receivable days sales outstanding (DSO) increased from 53 days as of December 31, 2012 to 58 days as of June 30, 2013. The change in net accounts receivable and DSO is due to the timing of sales and collections during the quarter and customer mix. Many of our international customers have longer payment terms than our U.S. customers.

Quarterly inventory turnover increased from 2.8 turns as of December 31, 2012 to 3.6 turns as of June 30, 2013. Inventory decreased 14.4% from December 31, 2012 to June 30, 2013. We expect inventory levels to fluctuate as we attempt to maintain sufficient inventory in response to seasonal cycles of our business ensuring competitive lead times while managing the risk of inventory obsolescence that may occur due to rapidly changing technology and customer demand.

Accounts payable increased 47.2% from $42.2 million at December 31, 2012 to $62.1 million at June 30, 2013. Accounts payable will fluctuate due to variations in the timing of the receipt of supplies, inventory and services and our subsequent payments for these purchases.

Investing Activities

Capital expenditures totaled approximately $7.8 million and $3.7 million for the six months ended June 30, 2012 and 2013, respectively. These expenditures were primarily used to purchase manufacturing and test equipment and computer software and hardware.

Our combined short-term and long-term investments decreased $48.0 million from $493.2 million at December 31, 2012 to $445.2 million at June 30, 2013. This decrease reflects the impact of our cash needs for equipment acquisitions, share repurchases and dividends, as well as net realized and unrealized losses and amortization of net premiums on our combined investments, partially offset by additional funds available for investment provided by our operating activities and stock option exercises by our employees.

We invest all available cash not required for immediate use in operations primarily in securities that we believe bear minimal risk of loss. At June 30, 2013 these investments included corporate bonds of $187.9 million, municipal fixed-rate bonds of $155.5 million and municipal variable rate demand notes of $7.1 million. At December 31, 2012, these investments included corporate bonds of $186.4 million, municipal fixed-rate bonds of $175.1 million and municipal variable rate demand notes of $34.4 million. As of June 30, 2013, our corporate bonds, municipal fixed-rate bonds, and municipal variable rate demand notes were classified as available-for-sale and had a combined duration of 1.0 years with an average credit rating of A+. Because our bond portfolio has a high quality rating and contractual maturities of a short duration, we are able to obtain prices for these bonds derived from observable market inputs, or for similar securities traded in an active market, on a daily basis.

Our long-term investments decreased 12.0% from $332.7 million at December 31, 2012 to $292.7 million at June 30, 2013. The primary reason for the decrease in our long-term investments during 2013 was the movement of certain long-term corporate bonds and long-term municipal bonds to short-term classification. Long-term investments at June 30, 2013 and December 31, 2012 included an investment in a certificate of deposit of $48.3 million, which serves as collateral for our revenue bonds, as discussed below. We have various equity investments included in long-term investments at a cost of $22.7 million and $21.0 million, and with a fair value of $31.9 million and $35.2 million, at June 30, 2013 and December 31, 2012, respectively.

Long-term investments at June 30, 2013 also includes $12.8 million related to our deferred compensation plans and $1.8 million of other investments carried at cost, consisting of interests in two private equity funds and an investment in a privately held telecommunications equipment manufacturer.

We review our investment portfolio for potential “other-than-temporary” declines in value on an individual investment basis. We assess, on a quarterly basis, significant declines in value which may be considered other-than-temporary and, if necessary, recognize and record the appropriate charge to write-down the carrying value of such investments. In making this assessment, we take into consideration qualitative and quantitative information, including but not limited to the following: the magnitude and duration of historical declines in market prices, credit rating activity, assessments of liquidity, public filings, and statements made by the issuer. We generally begin our identification of potential other-than-temporary impairments by reviewing any security with a fair value that has declined from its original or adjusted cost basis by 25% or more for six or more consecutive months. We then evaluate the individual security based on the previously identified factors to determine the amount of the write-down, if any. As a result of our review, we recorded an other-than-temporary impairment charge of $4 thousand during the six months ended June 30, 2013 related to one marketable security. For the six months ended June 30, 2012, we recorded an other-than-temporary impairment charge of $33 thousand related to eight marketable equity securities.

Financing Activities

Dividends

In July 2003, our Board of Directors elected to begin declaring quarterly dividends on our common stock considering the tax treatment of dividends and adequate levels of Company liquidity. During the six months ended June 30, 2013, we paid dividends totaling $11.0 million.

Debt

We have amounts outstanding under loans made pursuant to an Alabama State Industrial Development Authority revenue bond (the Bond) which totaled $46.5 million at June 30, 2013 and December 31, 2012. At June 30, 2013, the estimated fair value of the Bond was approximately $46.3 million, based on a debt security with a comparable interest rate and maturity and a Standard & Poor’s credit rating of A-. Included in long-term investments are restricted funds in the amount of $48.3 million at June 30, 2013 and December 31, 2012, which is a collateral deposit against the principal amount of the Bond. We have the right to set-off the balance of the Bond with the collateral deposit in order to reduce the balance of the indebtedness. The Bond matures on January 1, 2020, and bears interest at the rate of 5% per annum. In conjunction with this program, we are eligible to receive certain economic incentives from the state of Alabama that reduce the amount of payroll withholdings we are required to remit to the state for those employment positions that qualify under this program.

We are required to make payments in the amounts necessary to pay the principal and interest on the amounts currently outstanding. Based on positive cash flow from operating activities, we have decided to continue early partial redemptions of the Bond. It is our intent to make annual principal payments in addition to the interest amounts that are due. In connection with this decision, $0.5 million of the Bond debt has been classified as a current liability in accounts payable in the Consolidated Balance Sheet at June 30, 2013.

Stock Repurchase Program

Since 1997, our Board of Directors has approved multiple share repurchase programs that have authorized open market repurchase transactions of up to 35 million shares of our common stock. On May 1, 2013, our Board of Directors authorized the repurchase of an additional 5.0 million shares of our common stock, which commenced upon completion of the repurchase plan announced on October 11, 2011. This new authorization is being implemented through open market or private purchases from time to time as conditions warrant.

During the six months ended June 30, 2013, we repurchased 4.2 million shares of our common stock at an average price of $21.49 per share. We currently have the authority to purchase an additional 4.9 million shares of our common stock under the current plan approved by the Board of Directors.

Stock Option Exercises

To accommodate employee stock option exercises, we issued 45 thousand shares of treasury stock for $0.8 million during the six months ended June 30, 2013. During the six months ended June 30, 2012, we issued 0.2 million shares of treasury stock for $4.3 million.

Off-Balance Sheet Arrangements and Contractual Obligations

We do not have off-balance sheet financing arrangements and have not engaged in any related party transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources. During the six months ended June 30, 2013, there have been no material changes in contractual obligations and commercial commitments from those discussed in our most recent Annual Report on Form 10-K for the year ended December 31, 2012 filed on February 28, 2013 with the SEC.

We have committed to invest up to an aggregate of $7.9 million in two private equity funds, and we have contributed $8.4 million as of June 30, 2013, of which $7.7 million has been applied to these commitments.

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

We maintain depository investments with certain financial institutions. Although these depository investments may exceed government insured depository limits, we have evaluated the credit worthiness of these financial institutions, and determined the risk of material financial loss due to exposure of such credit risk to be minimal. As of June 30, 2013, $32.6 million of our cash and cash equivalents, primarily certain domestic money market funds and foreign depository accounts, were in excess of government provided insured depository limits.

As of June 30, 2013, approximately $359.8 million of our cash and investments may be directly affected by changes in interest rates. We have performed a hypothetical sensitivity analysis assuming market interest rates increase or decrease by 50 basis points (bps) for an entire year, while all other variables remain constant. At June 30, 2013, we held $151.1 million of cash and investments where a change in interest rates would impact our interest income. A hypothetical 50 bps decline in interest rates as of June 30, 2013 would reduce annualized interest income on our cash and investments by approximately $0.7 million. In addition, we held $345.1 million of fixed-rate municipal bonds and corporate bonds whose fair values may be directly affected by a change in interest rates. A hypothetical 50 bps increase in interest rates as of June 30, 2013 would reduce the fair value of our municipal fixed-rate bonds and corporate bonds by approximately $1.7 million.

As of June 30, 2012, approximately $427.5 million of our cash and investments was subject to being directly affected by changes in interest rates. We have performed a hypothetical sensitivity analysis assuming market interest rates increase or decrease by 50 bps for the entire year, while all other variables remain constant. A hypothetical 50 bps decline in interest rates as of June 30, 2012 would have reduced annualized interest income on our cash, money market instruments and municipal variable rate demand notes by approximately $0.7 million. In addition, a hypothetical 50 bps increase in interest rates as of June 30, 2012 would have reduced the fair value of our municipal fixed-rate bonds and corporate bonds by approximately $1.7 million.

We have certain international customers who are invoiced in their local currency. Changes in the monetary exchange rates used to invoice such customers versus the functional currency of the entity billing such customers may adversely affect our results of operations and financial condition. To manage the volatility relating to these typical business exposures, we may enter into various derivative transactions, when appropriate. We do not hold or issue derivative instruments for trading or other speculative purposes. The Yen and Riyal are the predominant currencies of the customers who are billed in their local currency. Taking into account the effects of foreign currency fluctuations of the Yen and Riyal versus the Euro, a hypothetical 10% weakening of the Euro as of June 30, 2013 would provide a gain on foreign currency of approximately $0.5 million. Conversely, a hypothetical 10% strengthening of the Euro as of June 30, 2013 would provide a loss on foreign currency of approximately $0.5 million. Any gain or loss would be significantly mitigated by the hedges discussed in the following paragraph.

As of June 30, 2013, we had no material contracts, other than accounts receivable and accounts payable, denominated in foreign currencies. As of June 30, 2013, we had forward contracts and swaps outstanding with notional amounts totaling €20.7 million ($26.9 million) and €0.3 million ($0.4 million), respectively, which mature at various times throughout 2013. The fair value of these forward contracts and swaps was a net liability of approximately $14 thousand as of June 30, 2013.

For further information about the fair value of our available-for-sale investments as of June 30, 2013 see Notes 6 and 7 of Notes to Consolidated Financial Statements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth repurchases of our common stock for the months indicated:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2013 – April 30, 2013	2,310,450	$21.10	2,310,450	756,538
May 1, 2013 – May 31, 2013	870,274	$21.40	870,274	4,886,264
June 1, 2013 – June 30, 2013	—	—	—	4,886,264

Total	3,180,724		3,180,724

On May 1, 2013, our Board of Directors authorized the repurchase of an additional 5.0 million shares of our common stock, which commenced upon completion of the repurchase plan announced on October 11, 2011. This new authorization is being implemented through open market or private purchases from time to time as conditions warrant.

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

ADTRAN, INC.
(Registrant)

Date: July 31, 2013	/s/ James E. Matthews
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