Form 10-Q
period 2013-09-30
ADTRAN INC
filed 2013-11-01
CIK 926282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2013

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date:

Class	Outstanding at October 23, 2013
Common Stock, $.01 Par Value	57,689,485 shares

ADTRAN, INC.

Quarterly Report on Form 10-Q

For the Three and Nine Months Ended September 30, 2013

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADTRAN, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	September 30, 2013	December 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$54,311	$68,457
Short-term investments	136,640	160,481
Accounts receivable, less allowance for doubtful accounts of $15 and $6 at September 30, 2013 and December 31, 2012, respectively	108,018	81,194
Other receivables	20,268	16,253
Inventory	92,972	102,583
Prepaid expenses	4,693	4,148
Deferred tax assets, net	13,494	13,055

Total Current Assets	430,396	446,171

Property, plant and equipment, net	77,658	80,246
Deferred tax assets, net	11,605	10,261
Goodwill	3,492	3,492
Other assets	11,711	13,482
Long-term investments	298,122	332,729

Total Assets	$832,984	$886,381

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$73,672	$42,173
Unearned revenue	19,658	38,051
Accrued expenses	16,527	10,309
Accrued wages and benefits	16,594	15,022
Income tax payable, net	548	1,211

Total Current Liabilities	126,999	106,766

Non-current unearned revenue	26,373	23,803
Other non-current liabilities	20,459	17,406
Bonds payable	46,500	46,000

Total Liabilities	220,331	193,975

Commitments and contingencies (see Note 15)

Stockholders’ Equity
Common stock, par value $0.01 per share; 200,000 shares authorized; 79,652 shares issued and 57,687 shares outstanding at September 30, 2013 and 79,652 shares issued and 62,310 shares outstanding at December 31, 2012	797	797
Additional paid-in capital	231,146	224,517
Accumulated other comprehensive income	8,990	11,268
Retained earnings	878,384	861,465
Less treasury stock at cost: 21,965 and 17,342 shares at September 30, 2013 and December 31, 2012, respectively	(506,664)	(405,641)

Total Stockholders’ Equity	612,653	692,406

Total Liabilities and Stockholders’ Equity	$832,984	$886,381

See notes to consolidated financial statements

ADTRAN, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Sales	$177,404	$162,125	$482,650	$480,858
Cost of sales	94,857	82,153	250,628	231,598

Gross Profit	82,547	79,972	232,022	249,260

Selling, general and administrative expenses	32,794	34,114	96,082	103,130
Research and development expenses	32,543	35,582	98,114	92,835

Operating Income	17,210	10,276	37,826	53,295

Interest and dividend income	1,579	1,864	5,021	5,651
Interest expense	(581)	(587)	(1,737)	(1,756)
Net realized investment gain	1,751	2,530	6,949	7,353
Other income (expense), net	22	(368)	(1,521)	265
Gain on bargain purchase of a business	—	—	—	1,753

Income before provision for income taxes	19,981	13,715	46,538	66,561

Provision for income taxes	(3,776)	(4,443)	(12,584)	(23,259)

Net Income	$16,205	$9,272	$33,954	$43,302

Weighted average shares outstanding – basic	57,947	63,066	59,561	63,495

Weighted average shares outstanding – diluted	58,617	63,304	59,929	64,139

Earnings per common share – basic	$0.28	$0.15	$0.57	$0.68

Earnings per common share – diluted	$0.28	$0.15	$0.57	$0.68

Dividend per share	$0.09	$0.09	$0.27	$0.27

See notes to consolidated financial statements

ADTRAN, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net Income	$16,205	$9,272	$33,954	$43,302

Other Comprehensive Income (Loss), net of tax:

Net unrealized gains (losses) on available-for-sale securities	2,562	497	(780)	2,019
Foreign currency translation	(108)	134	(1,498)	191

Other Comprehensive Income (Loss), net of tax	2,454	631	(2,278)	2,210

Comprehensive Income, net of tax	$18,659	$9,903	$31,676	$45,512

See notes to consolidated financial statements

ADTRAN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$33,954	$43,302
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,021	10,366
Amortization of net premium on available-for-sale investments	4,688	6,343
Net realized gain on long-term investments	(6,949)	(7,353)
Net (gain) loss on disposal of property, plant and equipment	6	(213)
Gain on bargain purchase of a business	—	(1,753)
Stock-based compensation expense	6,516	6,783
Deferred income taxes	(1,296)	(1,156)
Tax benefit from stock option exercises	113	1,813
Excess tax benefits from stock-based compensation arrangements	(106)	(1,412)
Changes in operating assets and liabilities:
Accounts receivable, net	(25,844)	(26,178)
Other receivables	(3,724)	1,866
Inventory	8,584	2,142
Prepaid expenses and other assets	(417)	(1,193)
Accounts payable	30,460	17,607
Accrued expenses and other liabilities	(4,339)	12,769
Income tax payable, net	(678)	1,022

Net cash provided by operating activities	51,989	64,755

Cash flows from investing activities:
Purchases of property, plant and equipment	(6,510)	(10,759)
Proceeds from disposals of property, plant and equipment	—	266
Proceeds from sales and maturities of available-for-sale investments	275,581	198,566
Purchases of available-for-sale investments	(216,129)	(220,355)
Acquisition of business	—	7,496

Net cash provided by (used in) investing activities	52,942	(24,786)

Cash flows from financing activities:
Proceeds from stock option exercises	2,332	4,932
Purchases of treasury stock	(104,147)	(28,578)
Dividend payments	(16,220)	(17,173)
Excess tax benefits from stock-based compensation arrangements	106	1,412

Net cash used in financing activities	(117,929)	(39,407)

Net increase (decrease) in cash and cash equivalents	(12,998)	562
Effect of exchange rate changes	(1,148)	(6)
Cash and cash equivalents, beginning of period	68,457	42,979

Cash and cash equivalents, end of period	$54,311	$43,535

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

In the opinion of management, all adjustments necessary for a fair presentation of these interim statements have been recorded, including the out of period adjustment discussed below. The results of operations for an interim period are not necessarily indicative of the results for the full year. The interim statements should be read in conjunction with the financial statements and notes thereto included in ADTRAN’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 28, 2013 with the SEC.

Changes in Classifications

Certain changes in classifications have been made to the prior period balances in other comprehensive income to conform to the current period’s presentation as a result of our adoption of Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Comprehensive Income.

Out of Period Adjustment

During the three months ended September 30, 2013, we identified two adjustments in the acquired Nokia Siemens Networks Broadband Access business (NSN BBA business) relating to customer payment discounts for one customer, and recoverable VAT taxes on certain vendor freight invoices that should have been recorded in prior periods. These adjustments resulted from a $0.4 million understatement of net income in 2012 and $0.5 million understatement of net income in the first two quarters of 2013. We evaluated the impact of the adjustments on the results of our previously issued financial statements for each of the prior periods affected and concluded that the impact was not material. We also evaluated the impact of the cumulative effect of the adjustments in the current year and concluded that the impact is not material to our projected results for the year 2013. Accordingly, during the three months ended September 30, 2013 we recorded an out of period adjustment to correct these issues.

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

Recent Accounting Pronouncements

During the nine months ended September 30, 2013, we adopted the following accounting standard, which had no material effect on our consolidated results of operations or financial condition:

In February 2013, the FASB issued Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02). ASU 2013-02 requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component either on the face of the financial statements or in the footnotes. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. This update is effective prospectively for reporting periods beginning after December 15, 2012. We adopted this amendment during the first quarter of 2013, and we have provided the disclosures required for the periods ended September 30, 2013 and 2012 in Note 10 of Notes to Consolidated Financial Statements.

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

We received a cash payment of $7.5 million from NSN and recorded a bargain purchase gain of $1.8 million, net of income taxes, in the second quarter of 2012, subject to customary working capital adjustments between the parties as defined in the purchase agreement. As of September 30, 2013, the parties were in the process of resolving the working capital adjustments. We adjusted the purchase price allocation during the fourth quarter of 2012 to record additional estimated liabilities and an estimated receivable from NSN related to working capital adjustments under negotiation. The bargain purchase gain of $1.8 million represents the excess of the consideration exchanged over the fair value of the assets acquired and liabilities assumed. We have assessed the recognition and measurements of the assets acquired and liabilities assumed based on historical and pro forma data for future periods and have concluded that our valuation procedures and resulting measures were appropriate.

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

The following supplemental pro forma information presents the financial results of the acquired NSN BBA business for the nine months ended September 30, 2012. The pro forma results for the period January 1, 2012 to May 4, 2012 are not included in our consolidated financial statements.

This supplemental pro forma information does not purport to be indicative of what would have occurred had the acquisition of the NSN BBA business been completed on January 1, 2012, nor are they indicative of any future results.

Nine Months Ended
(In thousands)	September 30, 2012
Pro forma revenue	$100,413
Pro forma pre-tax loss	$(18,006)
Weighted average exchange rate during the period (EURO/USD)	€1.00/$1.29

For the three and nine months ended September 30, 2013, we incurred acquisition and integration related expenses and amortization of acquired intangibles of $0.6 million and $2.2 million related to this acquisition.

3.	INCOME TAXES

Our effective tax rate decreased from 34.9% in the nine months ended September 30, 2012 to 27.0% in the nine months ended September 30, 2013. The decrease in the effective tax rate between the two periods is primarily attributable to an acquired business that incurred losses in the prior year for which no tax benefit was recognized and the improved profitability for that business in the current year, the net effect of recording the benefit for the research tax credit for the 2012 tax year in January 2013 pursuant to the American Taxpayer Relief Act of 2012, and the inclusion of the benefit of the estimated 2013 research tax credit in the estimated annual effective rate for 2013.

4.	PENSION BENEFIT PLAN

As a result of our acquisition of the NSN BBA business, we assumed a defined benefit obligation of $17.0 million as of May 4, 2012. We established a Contribution Trust Arrangement (CTA) to hold the pension assets, and NSN transferred assets to us equal to the defined benefit obligation.

The following table summarizes the components of net periodic pension cost for the three months ended September 30, 2013 and 2012, the nine months ended September 30, 2013, and the period May 4, 2012 to September 30, 2012:

	Three Months Ended		Nine Months Ended	May 4, 2012 to
	September 30,		September 30,	September 30,
(In thousands)	2013	2012	2013	2012
Service cost	$297	$288	$891	$478
Interest cost	185	187	554	314
Expected return on plan assets	(250)	(250)	(751)	(415)

Net periodic pension cost	$232	$225	$694	$377

5.	STOCK-BASED COMPENSATION

The following table summarizes the stock-based compensation expense related to stock options, restricted stock units (RSUs) and restricted stock for the three and nine months ended September 30, 2013 and 2012, which was recognized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2013	2012	2013	2012

Stock-based compensation expense included in cost of sales	$118	$106	$334	$304

Selling, general and administrative expense	1,024	1,107	3,129	3,205
Research and development expense	1,034	1,138	3,053	3,274

Stock-based compensation expense included in operating expenses	2,058	2,245	6,182	6,479

Total stock-based compensation expense	2,176	2,351	6,516	6,783
Tax benefit for expense associated with non-qualified options	(307)	(313)	(924)	(916)

Total stock-based compensation expense, net of tax	$1,869	$2,038	$5,592	$5,867

The fair value of our stock options was estimated using the Black-Scholes model. The determination of the fair value of stock options on the date of grant using the Black-Scholes model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables that may have a significant impact on the fair value estimate.

There were no options granted during the three and nine months ended September 30, 2013. The weighted-average assumptions and value of options granted for the three and nine months ended September 30, 2012 are summarized as follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2012	2012
Expected volatility	40.20%	40.20%
Risk-free interest rate	0.63%	0.63%
Expected dividend yield	1.30%	1.30%
Expected life (in years)	4.95	4.95
Weighted-average estimated value	$8.69	$8.69

The fair value of our RSUs is calculated using a Monte Carlo Simulation valuation method. There were no RSU grants during the three and nine months ended September 30, 2013 or 2012.

The fair value of restricted stock is equal to the closing price of our stock on the date of grant. There were no restricted stock grants during the three and nine months ended September 30, 2013 or 2012.

Stock-based compensation expense recognized in our Consolidated Statements of Income for the three and nine months ended September 30, 2013 and 2012 is based on options, RSUs and restricted stock ultimately expected to vest, and has been reduced for estimated forfeitures. Estimated forfeitures for stock options were based upon historical experience and approximate 1.7% annually. We estimated a 0% forfeiture rate for our RSUs and restricted stock due to the limited number of recipients and historical experience for these awards.

As of September 30, 2013, total compensation expense related to non-vested stock options, RSUs and restricted stock not yet recognized was approximately $11.8 million, which is expected to be recognized over an average remaining recognition period of 2.1 years.

The following table is a summary of our stock options outstanding as of December 31, 2012 and September 30, 2013 and the changes that occurred during the nine months ended September 30, 2013:

(In thousands, except per share amounts)	Number of Options	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life In Years	Aggregate Intrinsic Value
Options outstanding, December 31, 2012	6,035	$24.81	6.69	$5,154
Options granted	—	$—
Options cancelled/forfeited	(188)	$26.23
Options exercised	(123)	$18.93

Options outstanding, September 30, 2013	5,724	$24.89	5.96	$21,878

Options exercisable, September 30, 2013	3,618	$25.33	4.68	$11,955

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (the difference between the closing of our stock on the last trading day of the quarter and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2013. The aggregate intrinsic value will change based on the fair market value of our stock.

The total pre-tax intrinsic value of options exercised during the three and nine months ended September 30, 2013 was $0.5 million and $0.8 million, respectively.

The following table is a summary of our RSUs and restricted stock outstanding as of December 31, 2012 and September 30, 2013 and the changes that occurred during the nine months ended September 30, 2013:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value
Unvested RSUs and restricted stock outstanding, December 31, 2012	103	$29.25
RSUs and restricted stock granted	—	$—
RSUs and restricted stock vested	—	$—
RSUs and restricted stock cancelled/forfeited	—	$—

Unvested RSUs and restricted stock, September 30, 2013	103	$29.25

6.	INVESTMENTS

At September 30, 2013, we held the following securities and investments, recorded at either fair value or cost.

(In thousands)	Amortized Cost	Gross Unrealized		Carrying Value
		Gains	Losses

Deferred compensation plan assets	$11,308	$2,490	$(18)	$13,780
Corporate bonds	177,798	446	(103)	178,141
Municipal fixed-rate bonds	145,509	497	(71)	145,935
Municipal variable rate demand notes	11,960	—	—	11,960
Marketable equity securities	22,825	12,393	(275)	34,943

Available-for-sale securities held at fair value	$369,400	$15,826	$(467)	$384,759

Restricted investment held at cost				48,250
Other investments held at cost				1,753

Total carrying value of available-for-sale investments				$434,762

At December 31, 2012, we held the following securities and investments, recorded at either fair value or cost.

(In thousands)	Amortized Cost	Gross Unrealized		Carrying Value
		Gains	Losses

Deferred compensation plan assets	$10,688	$846	$(7)	$11,527
Corporate bonds	185,464	966	(18)	186,412
Municipal fixed-rate bonds	174,530	627	(73)	175,084
Municipal variable rate demand notes	34,375	—	—	34,375
Fixed income bond fund	444	12	—	456
Marketable equity securities	20,966	14,630	(392)	35,204

Available-for-sale securities held at fair value	$426,467	$17,081	$(490)	$443,058

Restricted investment held at cost				48,250
Other investments held at cost				1,902

Total carrying value of available-for-sale investments				$493,210

As of September 30, 2013, our corporate bonds and municipal fixed-rate bonds had the following contractual maturities:

(In thousands)	Corporate bonds	Municipal fixed-rate bonds
Less than one year	$66,267	$58,413
One to two years	32,231	18,638
Two to three years	76,460	58,389
Three to five years	3,183	10,495

Total	$178,141	$145,935

Our investment policy provides limitations for issuer concentration, which limits, at the time of purchase, the concentration in any one issuer to 5% of the market value of our total investment portfolio.

At September 30, 2013, we held a $48.3 million restricted certificate of deposit, which is carried at cost. This investment serves as a collateral deposit against the principal amount outstanding under loans made to ADTRAN pursuant to an Alabama State Industrial Development Authority revenue bond (the Bond). At September 30, 2013, the estimated fair value of the Bond using a level 2 valuation technique was approximately $44.9 million, based on a debt security with a comparable interest rate and maturity and a Standard and Poor’s credit rating of A-. For more information on the Bond, see “Debt” under “Liquidity and Capital Resources” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 2 of Part I of this report.

We review our investment portfolio for potential “other-than-temporary” declines in value on an individual investment basis. We assess, on a quarterly basis, significant declines in value which may be considered other-than-temporary and, if necessary, recognize and record the appropriate charge to write-down the carrying value of such investments. In making this assessment, we take into consideration qualitative and quantitative information, including but not limited to the following: the magnitude and duration of historical declines in market prices, credit rating activity, assessments of liquidity, public filings, and statements made by the issuer. We generally begin our identification of potential other-than-temporary impairments by reviewing any security with a fair value that has declined from its original or adjusted cost basis by 25% or more for six or more consecutive months. We then evaluate the individual security based on the previously identified factors to determine the amount of the write-down, if any. As a result of our review, we recorded an other-than-temporary impairment charge of $13 thousand during the nine months ended September 30, 2013 related to five marketable securities. For the nine months ended September 30, 2012, we recorded an other-than-temporary impairment charge of $0.1 million related to 21 marketable equity securities.

Realized gains and losses on sales of securities are computed under the specific identification method. The following table presents gross realized gains and losses related to our investments.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2013	2012	2013	2012
Gross realized gains	$1,797	$3,388	$7,252	$8,688
Gross realized losses	$(46)	$(858)	$(303)	$(1,335)

As of September 30, 2013 and 2012, gross unrealized losses related to individual securities in a continuous loss position for 12 months or longer were not significant.

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

	Fair Value Measurements at September 30, 2013 Using
(In thousands)	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$6,594	$6,594	$—	$—

Available-for-sale securities
Deferred compensation plan assets	13,780	13,780	—	—
Available-for-sale debt securities
Corporate bonds	178,141	—	178,141	—
Municipal fixed-rate bonds	145,935	—	145,935	—
Municipal variable rate demand notes	11,960	—	11,960	—
Available-for-sale marketable equity securities
Equity securities – technology industry	9,973	9,973	—	—
Equity securities – other	24,970	24,970	—	—

Available-for-sale securities	384,759	48,723	336,036	—

Total	$391,353	$55,317	$336,036	$—

	Fair Value Measurements at December 31, 2012 Using
(In thousands)	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$28,071	$28,071	$—	$—

Available-for-sale securities
Deferred compensation plan assets	11,527	11,527	—	—
Available-for-sale debt securities
Corporate bonds	186,412	—	186,412	—
Municipal fixed-rate bonds	175,084	—	175,084	—
Municipal variable rate demand notes	34,375	—	34,375	—
Fixed income bond fund	456	456	—	—
Available-for-sale marketable equity securities
Equity securities – technology industry	14,099	14,099	—	—
Equity securities – other	21,105	21,105	—	—

Available-for-sale securities	443,058	47,187	395,871	—

Total	$471,129	$75,258	$395,871	$—

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

We have certain international customers who are billed in their local currency. Changes in the monetary exchange rates may adversely affect our results of operations and financial condition. When appropriate, we enter into various derivative transactions to enhance our ability to manage the volatility relating to these typical business exposures. We do not hold or issue derivative instruments for trading or other speculative purposes. Our derivative instruments are recorded in the Consolidated Balance Sheets at their fair values. Our derivative instruments do not qualify for hedge accounting, and accordingly, all changes in the fair value of the instruments are recognized as other income (expense) in the Consolidated Statements of Income. The maximum contractual period for our derivatives is currently less than twelve months. Our derivative instruments are not subject to master netting arrangements and are not offset in the Consolidated Balance Sheets.

As of September 30, 2013, we had forward contracts outstanding with notional amounts totaling €19.8 million ($26.8 million), which mature through 2013.

The fair values of our derivative instruments recorded in the Consolidated Balance Sheet as of September 30, 2013 were as follows:

	September 30, 2013
(In thousands)	Balance Sheet Location	Fair Value
Derivatives Not Designated as Hedging Instruments (Level 2):
Foreign exchange contracts – asset derivatives	Other receivables	$40
Foreign exchange contracts – liability derivatives	Accounts payable	$(6)

The change in the fair values of our derivative instruments recorded in the Consolidated Statements of Income during the three and nine months ended September 30, 2013 were as follows:

(In thousands)	Income Statement Location	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	Other income (expense)	$52	$(34)

8.	INVENTORY

At September 30, 2013 and December 31, 2012, inventory consisted of the following:

	September 30,	December 31,
(In thousands)	2013	2012
Raw materials	$40,947	$47,054
Work in process	3,562	3,262
Finished goods	48,463	52,267

Total	$92,972	$102,583

We establish reserves for estimated excess, obsolete, or unmarketable inventory equal to the difference between the cost of the inventory and the estimated fair value of the inventory based upon assumptions about future demand and market conditions. At September 30, 2013 and December 31, 2012, raw materials reserves totaled $15.9 million and $9.9 million, respectively, and finished goods inventory reserves totaled $5.0 million and $2.1 million, respectively.

9.	GOODWILL AND INTANGIBLE ASSETS

The change in the carrying value of goodwill, all of which is included in our Enterprise Networks division, for the nine months ended September 30, 2013 is as follows:

(In thousands)
Balance, December 31, 2012	$3,492
Acquisitions	—
Impairment losses	—

Balance, September 30, 2013	$3,492

Balance as of September 30, 2013
Goodwill	$3,492
Accumulated impairment losses	—

Total goodwill	$3,492

We evaluate the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. When evaluating whether goodwill is impaired, we first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. If we determine that the two-step quantitative test is necessary, then we compare the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, then the amount of the impairment loss is measured. There were no impairment losses recorded during the nine months ended September 30, 2013 or 2012.

Intangible assets are included in other assets in the accompanying Consolidated Balance Sheets and include intangibles acquired in conjunction with our acquisition of Objectworld Communications Corporation on September 15, 2009, Bluesocket, Inc. on August 4, 2011, and the NSN BBA business on May 4, 2012.

The following table presents our intangible assets as of September 30, 2013 and December 31, 2012:

(In thousands)	September 30, 2013			December 31, 2012
	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Customer relationships	$6,906	$(1,348)	$5,558	$6,769	$(766)	$6,003
Developed technology	6,481	(2,347)	4,134	6,397	(1,354)	5,043
Intellectual property	2,340	(1,102)	1,238	2,340	(851)	1,489
Trade names	270	(130)	140	270	(85)	185
Other	14	(6)	8	13	(3)	10

Total	$16,011	$(4,933)	$11,078	$15,789	$(3,059)	$12,730

Amortization expense, all of which relates to business acquisitions, was $0.6 million for the three months ended September 30, 2013 and 2012, and $1.8 million and $1.4 million for the nine months ended September 30, 2013 and 2012, respectively.

As of September 30, 2013, the estimated future amortization expense of our intangible assets is as follows:

(In thousands)	Amount
Remainder of 2013	$618
2014	2,315
2015	2,179
2016	1,905
2017	1,291
Thereafter	2,770

Total	$11,078

10.	STOCKHOLDERS’ EQUITY

A summary of the changes in stockholders’ equity for the nine months ended September 30, 2013 is as follows:

(In thousands)	Stockholders’ Equity
Balance, December 31, 2012	$692,406
Net income	33,954
Dividend payments	(16,220)
Dividends accrued for unvested restricted stock units	(23)
Net unrealized gains (losses) on available-for-sale securities (net of tax)	(780)
Foreign currency translation adjustment	(1,498)
Proceeds from stock option exercises	2,332
Purchase of treasury stock	(104,147)
Income tax benefit from exercise of stock options	113
Stock-based compensation expense	6,516

Balance, September 30, 2013	$612,653

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

During the nine months ended September 30, 2013, we repurchased 4.8 million shares of our common stock at an average price of $21.89 per share. We currently have the authority to purchase an additional 4.3 million shares of our common stock under the current plan approved by the Board of Directors on May 1, 2013.

Stock Option Exercises

We issued 0.1 million shares of treasury stock during the nine months ended September 30, 2013 to accommodate employee stock option exercises. The stock options had exercise prices ranging from $15.29 to $26.06. We received proceeds totaling $2.3 million from the exercise of these stock options during the nine months ended September 30, 2013.

Dividend Payments

During the nine months ended September 30, 2013, we paid cash dividends as follows (in thousands except per share amounts):

Record Date	Payment Date	Per Share Amount	Total Dividend Paid

February 7, 2013	February 21, 2013	$0.09	$5,586
April 25, 2013	May 9, 2013	$0.09	$5,396
July 25, 2013	August 8, 2013	$0.09	$5,238

Other Comprehensive Income

Other comprehensive income consists of unrealized gains (losses) on available-for-sale securities, reclassification adjustments for amounts included in net income related to impairments of available-for-sale securities and realized gains (losses) on available-for-sale securities, defined benefit plan adjustments and foreign currency translation adjustments.

The following tables present changes in accumulated other comprehensive income, net of tax, by component for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30, 2013
(In thousands)	Unrealized Gains (Losses) on Available- for-Sale Securities	Defined Benefit Plan Adjustments	Foreign Currency Adjustments	Total
Beginning balance	$6,766	$(1,952)	$1,722	$6,536
Other comprehensive income (loss) before reclassifications	3,522	—	(108)	3,414
Amounts reclassified from accumulated other comprehensive income	(960)	—	—	(960)

Net current period other comprehensive income (loss)	2,562	—	(108)	2,454

Ending balance	$9,328	$(1,952)	$1,614	$8,990

	Three Months Ended September 30, 2012
(In thousands)	Unrealized Gains (Losses) on Available- for-Sale Securities	Foreign Currency Adjustments	Total
Beginning balance	$11,682	$2,999	$14,681
Other comprehensive income before reclassifications	1,905	134	2,039
Amounts reclassified from accumulated other comprehensive income	(1,408)	—	(1,408)

Net current period other comprehensive income	497	134	631

Ending balance	$12,179	$3,133	$15,312

The following tables present changes in accumulated other comprehensive income, net of tax, by component for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30, 2013
(In thousands)	Unrealized Gains (Losses) on Available- for-Sale Securities	Defined Benefit Plan Adjustments	Foreign Currency Adjustments	Total
Beginning balance	$10,108	$(1,952)	$3,112	$11,268
Other comprehensive income (loss) before reclassifications	3,174	—	(1,498)	1,676
Amounts reclassified from accumulated other comprehensive income	(3,954)	—	—	(3,954)

Net current period other comprehensive (loss)	(780)	—	(1,498)	(2,278)

Ending balance	$9,328	$(1,952)	$1,614	$8,990

	Nine Months Ended September 30, 2012
(In thousands)	Unrealized Gains (Losses) on Available- for-Sale Securities	Foreign Currency Adjustments	Total
Beginning balance	$10,160	$2,942	$13,102
Other comprehensive income before reclassifications	6,230	191	6,421
Amounts reclassified from accumulated other comprehensive income	(4,211)	—	(4,211)

Net current period other comprehensive income	2,019	191	2,210

Ending balance	$12,179	$3,133	$15,312

The following tables present the details of reclassifications out of accumulated other comprehensive income for the three months ended September 30, 2013 and 2012:

(In thousands)	Three Months Ended September 30, 2013
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income Is Presented
Unrealized gains (losses) on available-for-sale securities:
Net realized gain on sales of securities	$1,583	Net realized investment gain
Impairment expense	(9)	Net realized investment gain

Total reclassifications for the period, before tax	1,574
Tax (expense) benefit	(614)

Total reclassifications for the period, net of tax	$960

(In thousands)	Three Months Ended September 30, 2012
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income Is Presented
Unrealized gains (losses) on available-for-sale securities:
Net realized gain on sales of securities	$2,939	Net realized investment gain
Impairment expense	(631)	Net realized investment gain

Total reclassifications for the period, before tax	2,308
Tax (expense) benefit	(900)

Total reclassifications for the period, net of tax	$1,408

The following tables present the details of reclassifications out of accumulated other comprehensive income for the nine months ended September 30, 2013 and 2012:

(In thousands)	Nine Months Ended September 30, 2013
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income Is Presented
Unrealized gains (losses) on available-for-sale securities:
Net realized gain on sales of securities	$6,496	Net realized investment gain
Impairment expense	(13)	Net realized investment gain

Total reclassifications for the period, before tax	6,483
Tax (expense) benefit	(2,529)

Total reclassifications for the period, net of tax	$3,954

(In thousands)	Nine Months Ended September 30, 2012
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income Is Presented
Unrealized gains (losses) on available-for-sale securities:
Net realized gain on sales of securities	$7,567	Net realized investment gain
Impairment expense	(664)	Net realized investment gain

Total reclassifications for the period, before tax	6,903
Tax (expense) benefit	(2,692)

Total reclassifications for the period, net of tax	$4,211

The following table presents the tax effects related to the change in each component of other comprehensive income for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Unrealized gains (losses) on available-for-sale securities	$5,774	$(2,252)	$3,522	$3,123	$(1,218)	$1,905
Reclassification adjustment for amounts included in net income	(1,574)	614	(960)	(2,308)	900	(1,408)
Foreign currency translation adjustment	(108)	—	(108)	134	—	134

Total Other Comprehensive Income (Loss)	$4,092	$(1,638)	$2,454	$949	$(318)	$631

The following table presents the tax effects related to the change in each component of other comprehensive income for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Unrealized gains (losses) on available-for-sale securities	$5,203	$(2,029)	$3,174	$10,213	$(3,983)	$6,230
Reclassification adjustment for amounts included in net income	(6,483)	2,529	(3,954)	(6,903)	2,692	(4,211)
Foreign currency translation adjustment	(1,498)	—	(1,498)	191	—	191

Total Other Comprehensive Income (Loss)	$(2,778)	$500	$(2,278)	$3,501	$(1,291)	$2,210

11.	EARNINGS PER SHARE

A summary of the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2013 and 2012 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2013	2012	2013	2012
Numerator
Net income	$16,205	$9,272	$33,954	$43,302

Denominator
Weighted average number of shares – basic	57,947	63,066	59,561	63,495
Effect of dilutive securities
Stock options	613	225	321	637
Restricted stock and restricted stock units	57	13	47	7

Weighted average number of shares – diluted	58,617	63,304	59,929	64,139

Net income per share – basic	$0.28	$0.15	$0.57	$0.68
Net income per share – diluted	$0.28	$0.15	$0.57	$0.68

Anti-dilutive options to purchase common stock outstanding were excluded from the above calculations. Anti-dilutive options totaled 2.5 million and 4.4 million for the three months ended September 30, 2013 and 2012, respectively, and 3.3 million and 2.6 million for the nine months ended September 30, 2013 and 2012, respectively.

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

The following table presents information about the reported sales and gross profit of our reportable segments for the three and nine months ended September 30, 2013 and 2012. Asset information by reportable segment is not reported, since we do not produce such information internally.

	Three Months Ended
	September 30, 2013		September 30, 2012
(In thousands)	Sales	Gross Profit	Sales	Gross Profit
Carrier Networks	$141,278	$63,066	$131,942	$63,827
Enterprise Networks	36,126	19,481	30,183	16,145

Total	$177,404	$82,547	$162,125	$79,972

	Nine Months Ended
	September 30, 2013		September 30, 2012
(In thousands)	Sales	Gross Profit	Sales	Gross Profit
Carrier Networks	$374,498	$172,570	$381,303	$195,448
Enterprise Networks	108,152	59,452	99,555	53,812

Total	$482,650	$232,022	$480,858	$249,260

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

Loop Access products are used by carrier and enterprise customers for access to copper-based telecommunications networks. The Loop Access category includes the following product areas:

•	High bit-rate Digital Subscriber Line (HDSL) products

•	Digital Data Service (DDS)

•	Integrated Services Digital Network (ISDN) products

•	T1/E1/T3 Channel Service Units/Data Service Units (CSUs/DSUs)

•	TRACER fixed-wireless products

The table below presents sales information by product category for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2013	2012	2013	2012
Carrier Systems	$120,778	$111,577	$319,119	$309,590
Business Networking	44,213	36,600	127,668	116,332
Loop Access	12,413	13,948	35,863	54,936

Total	$177,404	$162,125	$482,650	$480,858

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

The table below presents subcategory revenues for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2013	2012	2013	2012

Core Products
Broadband Access (included in Carrier Systems)	$98,132	$94,464	$251,994	$249,988
Optical (included in Carrier Systems)	16,640	11,160	41,500	39,418
Internetworking (included in Business Networking)	43,329	35,411	124,163	111,320

Subtotal	158,101	141,035	417,657	400,726

Legacy Products
HDSL (does not include T1) (included in Loop Access)	11,487	12,926	33,183	51,350
Other products (excluding HDSL)	7,816	8,164	31,810	28,782

Subtotal	19,303	21,090	64,993	80,132

Total	$177,404	$162,125	$482,650	$480,858

13.	LIABILITY FOR WARRANTY RETURNS

Our products generally include warranties of 90 days to ten years for product defects. We accrue for warranty returns at the time revenue is recognized based on our estimate of the cost to repair or replace the defective products. We engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers. Our products continue to become more complex in both size and functionality as many of our product offerings migrate from line card applications to systems products. The increasing complexity of our products will cause warranty incidences, when they arise, to be more costly. Our estimates regarding future warranty obligations may change due to product failure rates, material usage, and other rework costs incurred in correcting a product failure. In addition, from time to time, specific warranty accruals may be recorded if unforeseen problems arise. Should our actual experience relative to these factors be worse than our estimates, we will be required to record additional warranty expense. Alternatively, if we provide for more reserves than we require, we will reverse a portion of such provisions in future periods. The liability for warranty obligations totaled $8.6 million at September 30, 2013 and $9.7 million at December 31, 2012. These liabilities are included in accrued expenses in the accompanying Consolidated Balance Sheets.

A summary of warranty expense and write-off activity for the nine months ended September 30, 2013 and 2012 is as follows:

	Nine Months Ended
	September 30,
	2013	2012
(In thousands)
Balance at beginning of period	$9,653	$4,118
Plus: Amounts charged to cost and expenses	2,078	3,910
Amounts assumed on acquisition	—	1,932
Less: Deductions	(3,120)	(2,709)

Balance at end of period	$8,611	$7,251

14.	RELATED PARTY TRANSACTIONS

We employ the law firm of our director emeritus for legal services. All bills for services rendered by this firm are reviewed and approved by our Chief Financial Officer. We believe that the fees for such services are comparable to those charged by other firms for services rendered to us. For the three and nine month periods ended September 30, 2013 and 2012, we incurred fees of $10 thousand per month for these legal services.

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

We have committed to invest up to an aggregate of $7.9 million in two private equity funds, and we have contributed $8.4 million as of September 30, 2013, of which $7.7 million has been applied to these commitments.

16.	SUBSEQUENT EVENTS

On October 8, 2013, we announced that our Board of Directors declared a quarterly cash dividend of $0.09 per common share to be paid to stockholders of record at the close of business on October 24, 2013. The payment date will be November 7, 2013. The quarterly dividend payment will be approximately $5.2 million. In July 2003, our Board of Directors elected to begin declaring quarterly dividends on our common stock considering the tax treatment of dividends and adequate levels of Company liquidity.

During the fourth quarter of 2013 and as of November 1, 2013, we repurchased 0.4 million shares of our common stock through open market purchases at an average cost of $23.85 per share. We currently have the authority to purchase an additional 3.9 million shares of our common stock under the current plan approved by the Board of Directors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes that appear elsewhere in this document.

OVERVIEW

ADTRAN, Inc. designs, manufactures and markets solutions and provides services and support for communications networks. Our solutions are widely deployed by providers of communications services (serviced by our Carrier Networks Division), and small, mid-sized and distributed enterprises (serviced by our Enterprise Networks Division), and enable voice, data, video and Internet communications across a variety of network infrastructures. Many of these solutions are currently in use by most major United States communication service providers, many global service providers, as well as many public, private and governmental organizations worldwide.

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

Sales were $177.4 million and $482.7 million for the three and nine months ended September 30, 2013 compared to $162.1 million and $480.9 million for the three and nine months ended September 30, 2012. Product revenues for our three core areas, Broadband Access, Optical and Internetworking, were $158.1 million and $417.7 million for the three and nine months ended September 30, 2013 compared to $141.0 million and $400.7 million for the three and nine months ended September 30, 2012. Our gross margin decreased to 46.5% and 48.1% for the three and nine months ended September 30, 2013 from 49.3% and 51.8% for the three and nine months ended September 30, 2012. Our operating income margin increased to 9.7% for the three months ended September 30, 2013 from 6.3% for the three months ended September 30, 2012, and decreased to 7.8% for the nine months ended September 30, 2013 from 11.1% for the nine months ended September 30, 2012. Net income was $16.2 million and $34.0 million for the three and nine months ended September 30, 2013 compared to $9.3 million and $43.3 million for the three and nine months ended September 30, 2012. Our effective tax rate decreased to 18.9% for the three months ended September 30, 2013 from 32.4% for the three months ended September 30, 2012 and decreased to 27.0% for the nine months ended September 30, 2013 from 34.9% for the nine months ended September 30, 2012. Earnings per share, assuming dilution, were $0.28 and $0.57 for the three and nine months ended September 30, 2013 compared to $0.15 and $0.68 for the three and nine months ended September 30, 2012.

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

ACQUISITION EXPENSES

On May 4, 2012, we closed on the acquisition of the Nokia Siemens Networks Broadband Access business (NSN BBA). Acquisition related expenses, amortizations and adjustments for the three and nine months ended September 30, 2013 and 2012 for that transaction are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Amortization of acquired intangible assets	$291	$300	$873	$472
Amortization of other purchase accounting adjustments	235	666	987	1,718
Acquisition related professional fees, travel and other expenses	93	252	329	4,537

Total acquisition related expenses, amortizations and adjustments	619	1,218	2,189	6,727
Provision for income taxes	(192)	(361)	(679)	(2,100)

Total acquisition related expenses, amortizations and adjustments, net of tax	$427	$857	$1,510	$4,627

The acquisition related expenses, amortizations and adjustments above were recorded in the following Consolidated Statements of Income categories for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenue (adjustments to deferred revenue recognized in the period)	$205	$461	$657	$877
Cost of goods sold	(57)	123	94	792

Subtotal	148	584	751	1,669

Selling, general and administrative expenses	101	259	375	4,180
Research and development expenses	370	375	1,063	878

Subtotal	471	634	1,438	5,058

Total acquisition related expenses, amortizations and adjustments	619	1,218	2,189	6,727
Provision for income taxes	(192)	(361)	(679)	(2,100)

Total acquisition related expenses, amortizations and adjustments, net of tax	$427	$857	$1,510	$4,627

See Note 9 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information on amortization of intangible assets acquired in previous business acquisitions.

RESULTS OF OPERATIONS – THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012

SALES

ADTRAN’s sales increased 9.4% from $162.1 million in the three months ended September 30, 2012 to $177.4 million in the three months ended September 30, 2013, and increased 0.4% from $480.9 million in the nine months ended September 30, 2012 to $482.7 million in the nine months ended September 30, 2013. The increase in sales for the three months ended September 30, 2013 is primarily attributable to a $7.9 million increase in sales of our Internetworking products, a $5.5 million increase in sales of our Optical products, and a $3.7 million increase in sales of our Broadband Access products, partially offset by a $1.8 million decrease in sales of our HDSL and other legacy products. The increase in sales for the nine months ended September 30, 2013 is primarily attributable to a $12.8 million increase in sales of our Internetworking products, a $2.1 million increase in sales of our Optical products, and a $2.0 million increase in sales of our Broadband Access products, partially offset by a $15.1 million decrease in sales of our HDSL and other legacy products.

Carrier Networks sales increased 7.1% from $131.9 million in the three months ended September 30, 2012 to $141.3 million in the three months ended September 30, 2013, and decreased 1.8% from $381.3 million in the nine months ended September 30, 2012 to $374.5 million in the nine months ended September 30, 2013. The increase in sales for the three months ended September 30, 2013 is primarily attributable to increases in sales of our Optical products, Broadband Access products, and Internetworking products, partially offset by a decrease in sales of our HDSL products. The decrease in sales for the nine months ended September 30, 2013 is primarily attributable to a decrease in sales of our HDSL products, partially offset by increases in sales of our Internetworking products, Broadband Access, and Optical products. The increase in sales of our Optical products for the three and nine months ended September 30, 2013 is primarily attributable to a technology shift from Time Division Multiplexed (TDM) and SONET/SDH architectures to Ethernet-based packet networks. We offer Ethernet-based solutions within our Optical products that address this technology change, and we expect sales of our Optical products will increase over time due to this transition. The increase in sales of our Broadband Access products for the three and nine months ended September 30, 2013 is primarily attributable to initial VDSL2 vectoring technology shipments to Europe, partially offset by fluctuations in project installation activities at a Latin American carrier. The increase in sales of our Internetworking products for the three and nine months ended September 30, 2013 was primarily attributable to an improved spending environment and increases in Carrier Ethernet sales and FTTH ONT sales to carriers. The decrease in sales of HDSL and other legacy products for the three and nine months ended September 30, 2013 has been expected as customers continue to upgrade their networks to deliver higher bandwidth services by migrating to newer technologies, including to our core products from our Broadband Access, Internetworking and Optical product lines. While we expect that revenues from HDSL and our other legacy products will continue to decline over time, these revenues may continue for years because of the time required for our customers to transition to newer technologies.

Enterprise Networks sales increased 19.7% from $30.2 million in the three months ended September 30, 2012 to $36.1 million in the three months ended September 30, 2013, and increased 8.6% from $99.6 million in the nine months ended September 30, 2012 to $108.2 million in the nine months ended September 30, 2013. The increase in sales for the three and nine months ended September 30, 2013 is primarily attributable to increases in sales of our Internetworking products, partially offset by decreases in sales of our legacy products. The increase in sales of our Internetworking products was primarily attributable to an improved spending environment and reflected an increase in sales to both carriers and value added resellers. The decrease in legacy products was expected and discussed further above. Internetworking product sales attributable to Enterprise Networks were 93.7% of the division’s sales in the three and nine months ended September 30, 2013, compared to 92.3% and 91.5% in the three and nine months ended September 30, 2012, respectively. Legacy products primarily comprise the remainder of Enterprise Networks sales. Enterprise Networks sales as a percentage of total sales increased from 18.6% for the three months ended September 30, 2012 to 20.4% for the three months ended September 30, 2013, and increased from 20.7% for the nine months ended September 30, 2012 to 22.4% for the nine months ended September 30, 2013.

International sales, which are included in the Carrier Networks and Enterprise Networks amounts discussed above, increased 30.6% from $49.2 million in the three months ended September 30, 2012 to $64.2 million in the three months ended September 30, 2013, and increased 10.6% from $121.1 million in the nine months ended September 30, 2012 to $133.8 million in the nine months ended September 30, 2013. International sales, as a percentage of total sales, increased from 30.3% for the three months ended September 30, 2012 to 36.2% for the three months ended September 30, 2013, and increased from 25.2% for the nine months ended September 30, 2012 to 27.7% for the nine months ended September 30, 2013. International sales increased in the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012 primarily due to an increase in sales in the EMEA region, partially offset by a decrease in sales in Latin America and the Asia-Pacific region.

Carrier System product sales increased $9.2 million and $9.5 million in the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012. The increase for the three months ended September 30, 2013 is primarily due to a $5.5 million increase in Optical product sales and a $3.7 million increase in Broadband Access product sales. The increase for the nine months ended September 30, 2013 is primarily due to a $5.4 million increase in legacy product sales, a $2.1 million increase in Optical product sales and a $2.0 million increase in Broadband Access product sales. The changes for the three and nine months ended September 30, 2013 are primarily attributable to the factors discussed above.

Business Networking product sales increased $7.6 million and $11.3 million in the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012. The increase for the three and nine months ended September 30, 2013 is primarily due to increases in Internetworking product sales of $7.9 million and $12.8 million, respectively, across both divisions, partially offset by decreases in legacy product sales of $0.3 million and $1.5 million, respectively. The increase in sales of our Internetworking products was primarily attributable to an improved spending environment and reflected an increase in sales to both carriers and value added resellers. The decrease in legacy products was expected and is discussed further above.

Loop Access product sales decreased $1.5 million and $19.1 million in the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012. The decrease for the three and nine months ended September 30, 2013 is primarily due to a $1.4 million and $18.2 million decrease, respectively, in HDSL product sales, which was discussed further above.

COST OF SALES

As a percentage of sales, cost of sales increased from 50.7% in the three months ended September 30, 2012 to 53.5% in the three months ended September 30, 2013 and increased from 48.2% in the nine months ended September 30, 2012 to 51.9% in the nine months ended September 30, 2013. The increase for the three months ended September 30, 2013 is primarily attributable to a higher volume of the lower gross margin product related to the acquired broadband access business, partially offset by shifts in customer mix and higher cost absorption due to higher production volumes of certain products. The increase for the nine months ended September 30, 2013 is primarily attributable to a higher volume of the lower gross margin product related to the acquired broadband access business, customer price movements to achieve market share position and shifts in customer mix.

Carrier Networks cost of sales, as a percent of division sales, increased from 51.6% in the three months ended September 30, 2012 to 55.4% in the three months ended September 30, 2013 and increased from 48.7% in the nine months ended September 30, 2012 to 53.9% in the nine months ended September 30, 2013. The increase for the three months ended September 30, 2013 is primarily attributable to a higher volume of the lower gross margin product related to the acquired broadband access business, partially offset by shifts in customer mix. The increase for the nine months ended September 30, 2013 is primarily attributable to a higher volume of the lower gross margin product related to the acquired broadband access business, customer price movements to achieve market share position and shifts in customer mix.

Enterprise Networks cost of sales, as a percent of division sales, decreased from 46.5% in the three months ended September 30, 2012 to 46.1% in the three months ended September 30, 2013 and decreased from 45.9% in the nine months ended September 30, 2012 to 45.0% in the nine months ended September 30, 2013. The decrease for the three and nine months ended September 30, 2013 is primarily attributable to shifts in customer mix and higher cost absorption due to higher production volumes.

An important part of our strategy is to reduce the product cost of each succeeding product generation and then to lower the product’s price based on the cost savings achieved. This may cause variations in our gross profit percentage due to timing differences between the recognition of cost reductions and the lowering of product selling prices.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased 3.9% from $34.1 million in the three months ended September 30, 2012 to $32.8 million in the three months ended September 30, 2013 and decreased 6.8% from $103.1 million in the nine months ended September 30, 2012 to $96.1 million in the nine months ended September 30, 2013. The decrease in selling, general and administrative expenses for the three and nine months ended September 30, 2013 is primarily related to decreases in professional services, legal services and travel expense, which were higher in 2012 due to pre-acquisition activities related to the acquired broadband access business, decreased independent contractor expense, and decreased headcount.

Selling, general and administrative expenses as a percentage of sales decreased from 21.0% in the three months ended September 30, 2012 to 18.5% in the three months ended September 30, 2013 and decreased from 21.4% in the nine months ended September 30, 2012 to 19.9% in the nine months ended September 30, 2013. Selling, general and administrative expenses as a percentage of sales may fluctuate whenever there is a significant fluctuation in revenues for the periods being compared.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses decreased 8.5% from $35.6 million in the three months ended September 30, 2012 to $32.5 million in the three months ended September 30, 2013 and increased 5.7% from $92.8 million in the nine months ended September 30, 2012 to $98.1 million in the nine months ended September 30, 2013. The decrease in research and development expenses for the three months ended September 30, 2013 is primarily related to decreased independent contractor expense and decreased headcount. The increase in research and development expenses for the nine months ended September 30, 2013 is primarily related to increases in staffing and fringe benefit costs due to increased headcount related to the broadband access business acquired on May 4, 2012, increases in amortization of acquired intangible assets and depreciation of acquired fixed assets, partially offset by a decrease in independent contractor expense.

As a percentage of sales, research and development expenses decreased from 21.9% in the three months ended September 30, 2012 to 18.3% in the three months ended September 30, 2013 and increased from 19.3% in the nine months ended September 30, 2012 to 20.3% in the nine months ended September 30, 2013. Research and development expenses as a percentage of sales will fluctuate whenever there are incremental product development activities or a significant fluctuation in revenues for the periods being compared.

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

INTEREST AND DIVIDEND INCOME

Interest and dividend income decreased 15.3% from $1.9 million in the three months ended September 30, 2012, to $1.6 million in the three months ended September 30, 2013, and decreased 11.1% from $5.7 million in the nine months ended September 30, 2012, to $5.0 million in the nine months ended September 30, 2013. The decrease is primarily driven by a reduction in the average rate of return on our investments as well as a decrease in our average investment balances.

INTEREST EXPENSE

Interest expense, which is primarily related to our taxable revenue bond, remained constant at $0.6 million in each of the three months ended September 30, 2012 and 2013, and $1.8 million in the nine months ended September 30, 2012 and $1.7 million in the nine months ended September 30, 2013, as we had no substantial change in our fixed-rate borrowing. See “Liquidity and Capital Resources” below for additional information on our revenue bond.

NET REALIZED INVESTMENT GAIN

Net realized investment gain decreased 30.8% from $2.5 million in the three months ended September 30, 2012 to $1.8 million in the three months ended September 30, 2013 and decreased 5.5% from $7.4 million in the nine months ended September 30, 2012 to $6.9 million in the nine months ended September 30, 2013. The lower amount of realized gains in the three and nine month periods ended September 30, 2013 is primarily driven by lower gains from the sale of equity securities compared to the same period in 2012. See “Investing Activities” in “Liquidity and Capital Resources” below for additional information.

OTHER INCOME (EXPENSE), NET

Other income (expense), net, comprised primarily of miscellaneous income, gains and losses on foreign currency transactions, investment account management fees, scrap raw material sales, and gains and losses on the disposal of property, plant and equipment occurring in the normal course of business, changed from $0.4 million of expense in the three months ended September 30, 2012 to $22 thousand of income in the three months ended September 30, 2013 and changed from $0.3 million of income in the nine months ended September 30, 2012 to $1.5 million of expense in the nine months ended September 30, 2013. The change in the nine months ended September 30, 2013 was primarily attributable to losses on foreign currency transactions during the first quarter of 2013.

INCOME TAXES

Our effective tax rate decreased from 34.9% in the nine months ended September 30, 2012 to 27.0% in the nine months ended September 30, 2013. The decrease in the effective tax rate between the two periods is primarily attributable to an acquired business that incurred losses in the prior year for which no tax benefit was recognized and the improved profitability for that business in the current year, the net effect of recording the benefit for the research tax credit for the 2012 tax year in January 2013 pursuant to the American Taxpayer Relief Act of 2012, and the inclusion of the benefit of the estimated 2013 research tax credit in the estimated annual effective rate for 2013.

NET INCOME

As a result of the above factors, net income increased $6.9 million from $9.3 million in the three months ended September 30, 2012 to $16.2 million in the three months ended September 30, 2013 and decreased $9.3 million from $43.3 million in the nine months ended September 30, 2012 to $34.0 million in the nine months ended September 30, 2013.

As a percentage of sales, net income increased from 5.7% in the three months ended September 30, 2012 to 9.1% in the three months ended September 30, 2013 and decreased from 9.0% in the nine months ended September 30, 2012 to 7.0% in the nine months ended September 30, 2013.

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

At September 30, 2013, cash on hand was $54.3 million and short-term investments were $136.6 million, which resulted in available short-term liquidity of $191.0 million. At December 31, 2012, our cash on hand of $68.5 million and short-term investments of $160.5 million resulted in available short-term liquidity of $228.9 million. The decrease in short-term liquidity from December 31, 2012 to September 30, 2013 primarily reflects funds used for equipment acquisitions, share repurchases and dividends, partially offset by funds provided by our operating activities.

Operating Activities

Our working capital, which consists of current assets less current liabilities, decreased 10.6% from $339.4 million as of December 31, 2012 to $303.4 million as of September 30, 2013. The quick ratio, defined as cash, cash equivalents, short-term investments, and net accounts receivable, divided by current liabilities, decreased from 2.90 as of December 31, 2012 to 2.35 as of September 30, 2013. The current ratio, defined as current assets divided by current liabilities, decreased from 4.18 as of December 31, 2012 to 3.39 as of September 30, 2013. The decreases in our working capital, the quick ratio and the current ratio is primarily attributable to a decrease in cash and short-term investments, which was used to fund treasury stock repurchases during the nine months ended September 30, 2013, and an increase in accounts payable.

Net accounts receivable increased 33.0% from $81.2 million at December 31, 2012 to $108.0 million at September 30, 2013. Our allowance for doubtful accounts was $6 thousand at December 31, 2012 and $15 thousand at September 30, 2013. Quarterly accounts receivable days sales outstanding (DSO) increased from 53 days as of December 31, 2012 to 56 days as of September 30, 2013. The change in net accounts receivable and DSO is due to the timing of sales and collections during the quarter, international revenue mix, and customer mix. Many of our international customers have longer payment terms than our U.S. customers.

Quarterly inventory turnover increased from 2.8 turns as of December 31, 2012 to 4.2 turns as of September 30, 2013. Inventory decreased 9.4% from December 31, 2012 to September 30, 2013. We expect inventory levels to fluctuate as we attempt to maintain sufficient inventory in response to seasonal cycles of our business ensuring competitive lead times while managing the risk of inventory obsolescence that may occur due to rapidly changing technology and customer demand.

Accounts payable increased 74.7% from $42.2 million at December 31, 2012 to $73.7 million at September 30, 2013. Accounts payable will fluctuate due to variations in the timing of the receipt of supplies, inventory and services and our subsequent payments for these purchases.

Investing Activities

Capital expenditures totaled approximately $10.8 million and $6.5 million for the nine months ended September 30, 2012 and 2013, respectively. These expenditures were primarily used to purchase manufacturing and test equipment and computer software and hardware.

Our combined short-term and long-term investments decreased $58.4 million from $493.2 million at December 31, 2012 to $434.8 million at September 30, 2013. This decrease reflects the impact of our cash needs for equipment acquisitions, share repurchases and dividends, as well as net realized and unrealized losses and amortization of net premiums on our combined investments, partially offset by additional funds available for investment provided by our operating activities and stock option exercises by our employees.

We invest all available cash not required for immediate use in operations primarily in securities that we believe bear minimal risk of loss. At September 30, 2013 these investments included corporate bonds of $178.1 million, municipal fixed-rate bonds of $145.9 million and municipal variable rate demand notes of $12.0 million. At December 31, 2012, these investments included corporate bonds of $186.4 million, municipal fixed-rate bonds of $175.1 million and municipal variable rate demand notes of $34.4 million. As of September 30, 2013, our corporate bonds, municipal fixed-rate bonds, and municipal variable rate demand notes were classified as available-for-sale and had a combined duration of 0.94 years with an average credit rating of A+. Because our bond portfolio has a high quality rating and contractual maturities of a short duration, we are able to obtain prices for these bonds derived from observable market inputs, or for similar securities traded in an active market, on a daily basis.

Our long-term investments decreased 10.4% from $332.7 million at December 31, 2012 to $298.1 million at September 30, 2013. The primary reason for the decrease in our long-term investments during 2013 was the movement of certain long-term corporate bonds and long-term municipal bonds to short-term classification. Long-term investments at September 30, 2013 and December 31, 2012 included an investment in a certificate of deposit of $48.3 million, which serves as collateral for our revenue bonds, as discussed below. We have various equity investments included in long-term investments at a cost of $22.8 million and $21.0 million, and with a fair value of $34.9 million and $35.2 million, at September 30, 2013 and December 31, 2012, respectively.

Long-term investments at September 30, 2013 also includes $13.8 million related to our deferred compensation plans and $1.8 million of other investments carried at cost, consisting of interests in two private equity funds and an investment in a privately held telecommunications equipment manufacturer.

We review our investment portfolio for potential “other-than-temporary” declines in value on an individual investment basis. We assess, on a quarterly basis, significant declines in value which may be considered other-than-temporary and, if necessary, recognize and record the appropriate charge to write-down the carrying value of such investments. In making this assessment, we take into consideration qualitative and quantitative information, including but not limited to the following: the magnitude and duration of historical declines in market prices, credit rating activity, assessments of liquidity, public filings, and statements made by the issuer. We generally begin our identification of potential other-than-temporary impairments by reviewing any security with a fair value that has declined from its original or adjusted cost basis by 25% or more for six or more consecutive months. We then evaluate the individual security based on the previously identified factors to determine the amount of the write-down, if any. As a result of our review, we recorded an other-than-temporary impairment charge of $13 thousand during the nine months ended September 30, 2013 related to five marketable securities. For the nine months ended September 30, 2012, we recorded an other-than-temporary impairment charge of $0.1 million related to 21 marketable equity securities.

Financing Activities

Dividends

In July 2003, our Board of Directors elected to begin declaring quarterly dividends on our common stock considering the tax treatment of dividends and adequate levels of Company liquidity. During the nine months ended September 30, 2013, we paid dividends totaling $16.2 million.

Debt

We have amounts outstanding under loans made pursuant to an Alabama State Industrial Development Authority revenue bond (the Bond) which totaled $46.5 million at September 30, 2013 and December 31, 2012. At September 30, 2013, the estimated fair value of the Bond was approximately $44.9 million, based on a debt security with a comparable interest rate and maturity and a Standard & Poor’s credit rating of A-. Included in long-term investments are restricted funds in the amount of $48.3 million at September 30, 2013 and December 31, 2012, which is a collateral deposit against the principal amount of the Bond. We have the right to set-off the balance of the Bond with the collateral deposit in order to reduce the balance of the indebtedness. The Bond matures on January 1, 2020, and bears interest at the rate of 5% per annum. In conjunction with this program, we are eligible to receive certain economic incentives from the state of Alabama that reduce the amount of payroll withholdings we are required to remit to the state for those employment positions that qualify under this program. We are required to make payments in the amounts necessary to pay the interest on the amounts currently outstanding.

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

During the nine months ended September 30, 2013, we repurchased 4.8 million shares of our common stock at an average price of $21.89 per share. We currently have the authority to purchase an additional 4.3 million shares of our common stock under the current plan approved by the Board of Directors on May 1, 2013.

Stock Option Exercises

To accommodate employee stock option exercises, we issued 0.1 million shares of treasury stock for $2.3 million during the nine months ended September 30, 2013. During the nine months ended September 30, 2012, we issued 0.3 million shares of treasury stock for $4.9 million.

Off-Balance Sheet Arrangements and Contractual Obligations

We do not have off-balance sheet financing arrangements and have not engaged in any related party transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources. During the nine months ended September 30, 2013, there have been no material changes in contractual obligations and commercial commitments from those discussed in our most recent Annual Report on Form 10-K for the year ended December 31, 2012 filed on February 28, 2013 with the SEC.

We have committed to invest up to an aggregate of $7.9 million in two private equity funds, and we have contributed $8.4 million as of September 30, 2013, of which $7.7 million has been applied to these commitments.

FACTORS THAT COULD AFFECT OUR FUTURE RESULTS

The following are some of the risks that could affect our financial performance or could cause actual results to differ materially from those expressed or implied in our forward-looking statements:

•	Our operating results may fluctuate in future periods, which may adversely affect our stock price.

•	Our revenue for a particular period can be difficult to predict, and a shortfall in revenue may harm our operating results.

•	The failure to realize the benefits from the acquisition of the NSN BBA business as significantly as we expect may affect our future results of operations and financial condition, and could affect our stock price.

•	General economic conditions may reduce our revenues and harm our operating results.

•	Our exposure to the credit risks of our customers and distributors may make it difficult to collect accounts receivable and could adversely affect our operating results and financial condition.

•	We expect gross margin to vary over time, and our level of product gross margin may not be sustainable.

•	We must continue to update and improve our products and develop new products in order to compete and to keep pace with improvements in communications technology.

•	Our products may not continue to comply with the regulations governing their sale, which may harm our business.

•	Our failure or the failure of our contract manufacturers to comply with applicable environmental regulations could adversely impact our results of operations.

•	If our products do not interoperate with our customers’ networks, installations may be delayed or cancelled, which could harm our business.

•	The lengthy approval process required by major and other service providers for new products could result in fluctuations in our revenue.

•	We engage in research and development activities to improve the application of developed technologies, and as a consequence may miss certain market opportunities enjoyed by larger companies with substantially greater research and development efforts who may focus on more leading edge development.

•	We depend heavily on sales to certain customers; the loss of any of these customers would significantly reduce our revenues and net income.

•	Our strategy of outsourcing a portion of our manufacturing requirements to subcontractors located in Asia or other international regions may result in us not meeting our cost, quality or performance standards.

•	Our dependence on a limited number of suppliers may prevent us from delivering our products on a timely basis, which could have a material adverse effect on customer relations and operating results.

•	We compete in markets that have become increasingly competitive, which may result in reduced gross profit margins and market share.

•	Our estimates regarding future warranty obligations may change due to product failure rates, shipment volumes, field service obligations and other rework costs incurred in correcting product failures. If our estimates change, the liability for warranty obligations may be increased or decreased, impacting future cost of goods sold.

•	Managing our inventory is complex and may include write-downs of excess or obsolete inventory.

•	The continuing growth of our international operations could expose us to additional risks, increase our costs and adversely affect our operating results and financial condition.

•	We may be adversely affected by fluctuations in currency exchange rates.

•	Our success depends on our ability to reduce the selling prices of succeeding generations of our products.

•	Our failure to maintain rights to intellectual property used in our business could adversely affect the development, functionality, and commercial value of our products.

•	Software under license from third parties for use in certain of our products may not continue to be available to us on commercially reasonable terms.

•	We may incur liabilities or become subject to litigation that would have a material effect on our business.

•	Consolidation and deterioration in the competitive service provider market could result in a significant decrease in our revenue.

•	We depend on distributors who maintain inventories of our products. If the distributors reduce their inventories of these products, our sales could be adversely affected.

•	If we are unable to successfully develop relationships with system integrators, service providers, and enterprise value added resellers, our sales may be negatively affected.

•	If we fail to manage our exposure to worldwide financial and securities markets successfully, our operating results and financial statements could be materially impacted.

•	Changes in our effective tax rate or assessments arising from tax audits may have an adverse impact on our results.

•	We are required to periodically evaluate the value of our long-lived assets, including the value of intangibles acquired and goodwill resulting from business acquisitions. Any future impairment charges required may adversely affect our operating results.

•	Our success depends on attracting and retaining key personnel.

•	Regulatory and potential physical impacts of climate change and other natural events may affect our customers and our production operations, resulting in adverse effects on our operating results.

•	While we believe our internal control over financial reporting is adequate, a failure to maintain effective internal control over financial reporting as our business expands could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

•	The price of our common stock has been volatile and may continue to fluctuate significantly.

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

We maintain depository investments with certain financial institutions. Although these depository investments may exceed government insured depository limits, we have evaluated the credit worthiness of these financial institutions, and determined the risk of material financial loss due to exposure of such credit risk to be minimal. As of September 30, 2013, $53.0 million of our cash and cash equivalents, primarily certain domestic money market funds and foreign depository accounts, were in excess of government provided insured depository limits.

As of September 30, 2013, approximately $351.4 million of our cash and investments may be directly affected by changes in interest rates. We have performed a hypothetical sensitivity analysis assuming market interest rates increase or decrease by 50 basis points (bps) for an entire year, while all other variables remain constant. At September 30, 2013, we held $152.3 million of cash and investments where a change in interest rates would impact our interest income. A hypothetical 50 bps decline in interest rates as of September 30, 2013 would reduce annualized interest income on our cash and investments by approximately $0.7 million. In addition, we held $321.3 million of fixed-rate municipal bonds and corporate bonds whose fair values may be directly affected by a change in interest rates. A hypothetical 50 bps increase in interest rates as of September 30, 2013 would reduce the fair value of our municipal fixed-rate bonds and corporate bonds by approximately $1.5 million.

As of September 30, 2012, approximately $431.6 million of our cash and investments was subject to being directly affected by changes in interest rates. We have performed a hypothetical sensitivity analysis assuming market interest rates increase or decrease by 50 bps for the entire year, while all other variables remain constant. A hypothetical 50 bps decline in interest rates as of September 30, 2012 would have reduced annualized interest income on our cash, money market instruments and municipal variable rate demand notes by approximately $0.7 million. In addition, a hypothetical 50 bps increase in interest rates as of September 30, 2012 would have reduced the fair value of our municipal fixed-rate bonds and corporate bonds by approximately $1.6 million.

We have certain international customers who are invoiced in their local currency. Changes in the monetary exchange rates used to invoice such customers versus the functional currency of the entity billing such customers may adversely affect our results of operations and financial condition. To manage the volatility relating to these typical business exposures, we may enter into various derivative transactions, when appropriate. We do not hold or issue derivative instruments for trading or other speculative purposes. The Yen and Riyal are the predominant currencies of the customers who are billed in their local currency. Taking into account the effects of foreign currency fluctuations of the Yen and Riyal versus the Euro, a hypothetical 10% weakening of the Euro as of September 30, 2013 would provide a gain on foreign currency of approximately $0.5 million. Conversely, a hypothetical 10% strengthening of the Euro as of September 30, 2013 would provide a loss on foreign currency of approximately $0.5 million. Any gain or loss would be significantly mitigated by the hedges discussed in the following paragraph.

As of September 30, 2013, we had no material contracts, other than accounts receivable and accounts payable, denominated in foreign currencies. As of September 30, 2013, we had forward contracts outstanding with notional amounts totaling €19.8 million ($26.8 million), which mature at various times throughout 2013. The fair value of these forward contracts and swaps was a net asset of approximately $34 thousand as of September 30, 2013.

For further information about the fair value of our available-for-sale investments as of September  30, 2013 see Notes 6 and 7 of Notes to Consolidated Financial Statements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth repurchases of our common stock for the months indicated:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2013 – July 31, 2013	—	—	—	4,886,264
August 1, 2013 – August 31, 2013	573,796	$24.80	573,796	4,312,468
September 1, 2013 – September 30, 2013	—	—	—	4,312,468

Total	573,796		573,796

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

ADTRAN, INC.
(Registrant)

Date: November 1, 2013	/s/ James E. Matthews
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