Form 10-K
period 2013-12-31
ADTRAN INC
filed 2014-02-27
CIK 926282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant on June 30, 2013 was $1,424,546,508 based on a closing market price of $24.62 as quoted on the NASDAQ Global Select Market. There were 56,643,368 shares of common stock outstanding as of February 10, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 14, 2014 are incorporated herein by reference in Part III.

ADTRAN, Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2013

-i-

PART I

ITEM 1.	BUSINESS

Overview

ADTRAN, Inc. is a leading global provider of networking and communications equipment. Our solutions enable voice, data, video and Internet communications across a variety of network infrastructures. These solutions are deployed by some of the world’s largest service providers, distributed enterprises and small and medium-sized businesses, public and private enterprises, and millions of individual users worldwide.

We were incorporated under the laws of Delaware in November 1985, and commenced operations in January 1986. We are headquartered in Cummings Research Park in Huntsville, Alabama. The mailing address at our headquarters is 901 Explorer Boulevard, Huntsville, Alabama, 35806. The telephone number at that location is (256) 963-8000.

Products and Services

We maintain two operating divisions based on our product and service offerings: the Carrier Networks Division and the Enterprise Networks Division. These divisions serve two distinct markets and support sales globally, operating as two reportable segments. In 2013, sales of Carrier Networks products accounted for 78.0% of total revenue, while sales of Enterprise Networks products accounted for 22.0%. Sales to countries outside of the United States are included in these aggregate divisional figures, but when accounted for separately, comprised 28.9% of total revenue. For more financial information about these divisions and geographic areas, see Note 12 to the Consolidated Financial Statements included in this report.

Our Carrier Networks Division offers broadband infrastructure products and services used by service providers to deliver voice, data and video services to their customers’ premises and mobile network cell sites. These products are typically located in central office exchanges or outside plant cabinets, and infrastructure locations for mobile networks. Our Enterprise Networks Division provides Cloud Connectivity solutions, such as IP business gateways and access routers, which provide business access to service provider networks, and Enterprise Communications solutions, which enable businesses to construct voice, data and video networks within the customers’ site or among distributed sites. These products are sold through service providers in the form of bundled business services and solutions resale, and through value-added resellers (VARs).

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

Broadband Access Infrastructure for Advanced Services

Historically, service providers have deployed independent networks to meet the needs of their residential, enterprise and mobile backhaul customers, with each network developed for their specific needs. As a result, the current state of communications operators’ networks is comprised of disparate overlay networks. Today, service providers are being challenged to deliver Gigabit-ready residential services, high-bandwidth and widely available cloud connectivity services for enterprise customers, and scalable Ethernet and optical networking for mobile backhaul and data center connectivity, requiring varying service level agreements (SLAs) and simplified service automation requirements. In response to this demand, we are seeing a fundamental shift toward IP network convergence. Communications service providers have four fundamental network priorities: (1) high-capacity residential services, (2) enterprise services, (3) the expansion of 4G/LTE (fourth-generation mobile/Long Term Evolution) and carrier-based Wi-Fi networks and (4) data center connectivity for cloud services.

Communication network operators are working to transition their networks to a single all-fiber, cloud-controlled future state for ubiquitous converged service delivery. Service providers plan to support the full range of residential, enterprise and mobile backhaul services over a common, next-generation network capable of supporting each segment’s advanced service management. It is becoming impractical to continue the proliferation of separate overlay networks to address each of these market segment needs. We believe that we are positioned to deliver flexible network solutions that enable network operators to meet today’s service demands, while enabling the transition to the fully converged, scalable, highly automated, cloud-controlled voice, data and video networks of the future.

Our three major product categories are Carrier Systems, Business Networking and Loop Access.

Carrier Systems products are used by communications service providers to provide data, voice and video services to consumers and enterprises. This category includes the following product areas and related services:

•	Broadband Access

•	Total Access® 5000 Multi-Service Access Node (MSAN)

•	hiX family of MSANs

•	Total Access 1100/1200 Series of Fiber to the Node (FTTN) products

•	Ultra Broadband Ethernet (UBE)

•	Digital Subscriber Line Access Multiplexer (DSLAM) products

•	Optical

•	Optical Networking Edge (ONE)

•	NetVanta 8000 Series of Fiber Ethernet Access Devices (EAD)

•	OPTI-6100 and Total Access 3000 optical Multi-Service Provisioning Platforms (MSPP)

•	Pluggable Optical Products, including SFP, XFP, and SFP+

•	TDM systems

Business Networking products provide access to communication services and facilitate the delivery of cloud connectivity and enterprise communications to the small and mid-sized enterprise (SME) market. This category includes the following product areas and related services:

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

Loop Access products are used by carrier and enterprise customers for access to copper-based communications networks. The Loop Access category includes the following product areas and related services:

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

Carrier Networks Division

Carrier service providers are focused on accelerating the delivery of broadband, business and mobile revenue-generating services while streamlining and automating their network. We deliver flexible next-generation access products that enable service providers to reduce network costs and speed the delivery of services to connect greater numbers of customers at higher speeds and with better quality of experience, allowing for new revenue generation and decreased customer churn. Our Carrier Networks Division supplies the network access products, services and support that these service providers require to connect their customers to core transmission and switching networks. Specifically, we deliver last-mile broadband solutions that enable high-speed digital services. Our customer base includes many of the major service providers around the globe (including Incumbent Local Exchange Carriers (ILECs), Competitive Local Exchange Carriers (CLECs), and Cable Multi-service Operators (MSOs)) and many U.S.-based independent operating companies, utilities, municipalities and wireless service providers. We initially focused on opportunities in North America, but we have significantly increased our customer penetration in the EMEA (Europe, Middle East and Africa) region, Latin America, as well as other regions of the world, aided by the 2012 acquisition of the NSN (formerly Nokia Siemens Networks) Broadband Access business (NSN BBA business).

Carrier services enabled using our Ethernet-based systems, include traditional voice services, VoIP, IPTV, RF Video, high-speed Internet access, mobile broadband and data services based on Ethernet, frame relay, TDM, and ATM technologies. These services connect the network with user components such as switches, routers, gateways, IADs, PBXs and wireless LAN products. Our devices are deployed at business sites and enable carriers to provide Ethernet services to SMEs and distributed enterprises. Our solutions provide a complete end-to-end solution for carriers by supporting both new fiber-based infrastructure and enabling them to reuse their existing copper infrastructure. This lowers their overall cost to deploy advanced Ethernet services to SMEs and distributed enterprises.

Products marketed under the Total Access® and hiX brands are platforms that can accommodate the demand for a variety of high-speed Internet, voice, data and video services from businesses and residential customers. Our Total Access product portfolio is focused on the American National Standards Institute (ANSI) markets for residential and business broadband applications and global markets for Carrier Ethernet and Packet Optical applications. Our hiX product portfolio is focused on the European Telecommunications Standards Institute (ETSI) markets for residential and business broadband applications and is deployed in central exchanges, outside plant cabinets or multi-tenant units. These modular, scalable and geographically distributed products offer advantages such as lower start-up costs, more flexible service deployment, greater network interface options, increased bandwidth, grow-as-you-go modularity and centralized network management. Our products connect to both fiber optic and copper network backbones, making them suitable for installation in many parts of the network and enabling deployment of a wide range of voice, video and data services around the world.

The Total Access products, as well as other ADTRAN products, are accepted by the USDA Rural Utilities Service (RUS) as suitable for use in RUS-financed communications systems. Deployed in central offices, remote terminals, or multi-tenant units, the Total Access® system encompasses carrier-class solutions for fiber and copper broadband multi-service access, DSL access, Carrier Ethernet access and narrowband multi-service access.

Advanced IP Services

Our broadband access products provide service providers the ability to increase bandwidth and improve the quality of services to customers. These products are used in high-density central office applications, as well as lower-density applications that include remote terminals and outside plant deployments. These products are available in models that are temperature hardened for use in harsh, outside-plant environments and provide support for Ethernet delivery of advanced IP services over fiber or copper as well as legacy TDM and ATM networks.

High-speed Residential Services

Designed with fiber deployment in mind, our Total Access 5000 provides high-capacity switching and bandwidth for FTTP services based on advanced optical standards. It also provides other ultra-broadband services based on advanced copper technologies. FTTP networks are based on the GPON standard. There are two key network components, the Optical Line Terminals (OLTs) and the customer-side ONT. The OLT is typically located in communications exchanges and other network Central Offices within MSANs. For ADTRAN, both the hiX5600 and the Total Access 5000 MSANs house the OLT modules. The OLT provides Gigabit levels of bandwidth shared or dedicated across thousands of subscribers enabling the delivery of advanced solutions like IPTV across an all-Ethernet architecture. On the other end of the FTTP network, every subscriber’s home has a provider-owned ONT that terminates the fiber optics from the OLT and converts the optical signals to electric signals, enabling the in-home network to deliver voice, Internet and video services. Customer-owned devices, such as computers, usually expect Ethernet, a standard networking technology, making an all-Ethernet solution preferable. Our portfolio of ONTs, including the Total Access 300, 400 and 500 Series and ADTRAN Certified ONTs, provides carriers with a widely differentiated set of service delivery options for residential, business and mobile backhaul opportunities.

To accelerate the penetration of 100Mbps and Gigabit services at the lowest cost per bit deployed, both the Total Access and hiX-based platforms allow service providers to realize ultra-broadband speeds over their existing copper infrastructure. This economically secures the broadband connection to the home and enables the delivery of advanced communications and entertainment services. Capabilities like VDSL2 vectoring (a new cross-talk cancellation technology that expands typical 30 – 50Mbps DSL rates to 100Mbps) are actively being deployed to help service providers overcome the challenge of using existing copper facilities to compete with 100Mbps and higher service offerings without the need to invest in or overcome the obstacles often associated with end-to-end FTTP networks.

The Total Access 1100 Series of environmentally sealed broadband access products provides an innovative approach to the successful deployment of FTTN architectures. Recognizing the technological and economic barriers of traditional cabinet-based DSL deployments, we designed this series of products to eliminate the need for expensive cabinet enclosures, heat exchangers and site construction, which account for a large portion of the total cost of deployment. In many cases, Total Access 1100 Series DSLAMs can deliver FTTN-based services for significantly less than traditional cabinet-based systems. This flexibility, combined with VDSL2 with system level vectoring, allows carriers to economically utilize the capacity of the existing copper network over the last mile.

The hiX series can be positioned as a residential MSAN delivering high density DSL and voice technologies. The hiX MSAN also supports residential point-to-point fiber applications. The product series leverages the latest technology in next generation VDSL2 with vectoring. Additionally, the hiX has a comprehensive voice feature set for ETSI markets.

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

We have a complete portfolio of solutions for Business Ethernet services utilizing Fiber (EoF), Copper (EoCu) and TDM (EoTDM). These solutions enable cost-effective business Ethernet service delivery across a variety of network infrastructures. The Total Access 5000 supports standards-based copper pair bonding of xDSL loops for direct Ethernet service delivery. Leveraging a complete end-to-end solution with NetVanta 800 and NetVanta 8000 Series network termination equipment, the Total Access 5000 also offers an innovative approach to delivering Ethernet services by aggregating bonded copper, bonded circuits, and fiber, while supporting multi-megabit rates for MEF certified carrier Ethernet circuits. This combination allows carriers to offer Ethernet services across the entire network, enabling new revenue-generating services for businesses.

Packet Optical Networking and Optical Access

Mobile networks that were originally built for voice communications are now being optimized for data applications, putting strain on the mobile backhaul network. With the introduction of carrier-class Ethernet technologies, operators can now take advantage of fiber facilities to achieve the highest traffic carrying capacity utilization of their embedded investment and provide a network migration path toward an all-packet network. With the integration of EoF in the Total Access 5000 and NetVanta 8000 platforms, we offer a scalable solution that supports service migration as providers continue to strive to meet the customer demand for greater bandwidth. As wireless needs continue to grow, EoF is an ideal transport method for mobile backhaul networks and enables long-haul reach to residential and business networks.

ONE has been added to our product portfolio to enable high-performance packet optical services at the network edge and integrated optical transport solutions. ONE solutions combine right-sized core packet optical networking like miniature Reconfigurable Optical Add Drop Multiplexer (mini-ROADM), Wave Division Multiplexing (WDM), Scalable Carrier Ethernet, Optical Transport Network (OTN), and SONET/SDH with high-speed access services in the Total Access 5000 MSAN. ONE modules fit into the installed base or new deployments of the Total Access 5000 to deliver integrated access, aggregation, and transport enabling service providers to simplify service delivery and network operation to improve profitability. ONE enables service providers to deliver, aggregate, and transport carrier-grade services, including multiple 10Gbps interfaces. The ONE portfolio supports agile photonics and tunable pluggable optics. These advancements provide operators with a flexible, efficient and scalable network architecture, improving their market responsiveness and the transition from circuit-based to packet optical services.

Our OPTI® product family includes a multi-service provisioning platform, the OPTI-6100®, delivering high-speed Ethernet connectivity and transport to cellular sites using a variety of fiber optic ring architectures. Our OPTI-3® fiber multiplexer provides OC-3 capacity in terminal mode and DS3 range extension applications. The OPTI-6100 chassis is available in small (SMX), medium (MX) and large (LMX) options addressing a broad range of applications with a variety of mounting options to meet unique customer requirements.

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

Business-class Services

HDSL is a common technology for delivering bandwidth at rates of 1.544 Mbps (known as the DS1 or T1 rate) for infrastructure support, business customer services, and wireless network mobile backhaul services. The T1 interface is universally accepted throughout the United States. Our HDSL products are manufactured in a variety of configurations for use in every major DS1 deployment platform for voice and data services. Outside the United States, our standards-based SHDSL products provide symmetrical solutions for the transport of high-speed, business-class services.

Service and Support

In addition to our product portfolio and standard pre-sales and post-sales technical support, the Carrier Networks Division offers a variety of services to provide customers with network implementation, maintenance and management services. Network implementation service offerings include engineering, site preparation, cabinet placement, installation, configuration, turn-up and test, training, project management services, and fully engineered pre-assembled, wired rack and cabinet assemblies. Maintenance services are designed to protect customers’ networks from unnecessary downtime. We offer services such as managed spares, extended warranty, and remote or on-site technical support beyond our standard warranty coverage. Management services facilitate remote management and monitoring of the service providers’ networks.

Network Management

As communications solutions and networks become more complex, the need for carrier-class management systems becomes vital to ensure operational efficiencies. A system-level view is necessary and service awareness is increasingly important. We develop and support systems to centralize the configuration, provisioning and management of our network access products. These systems are used to configure, monitor and control ADTRAN equipment installed in the network and ensure communication with the service provider’s central management system to reduce technician dispatches and operating costs. Our Advanced Operational Environment products provide integrated, end-to-end, service-aware network management tools that enhance network planning, service activation, service assurance and decision support tools for our customers’ operations.

Enterprise Networks Division

Our Enterprise Networks Division delivers a full portfolio of networking and communications solutions tailored for small, medium and distributed enterprises. The portfolio includes Cloud Connectivity solutions, such as IP business gateways and access routers, which provide business access to service provider networks, and Enterprise Communications solutions, which enable businesses to construct voice, data and video networks within the customer’s site or among distributed sites. These products are sold through service providers in the form of bundled business services and solutions resale, and through VARs.

With the increased speed, capacity and availability of broadband services to businesses and the proliferation of mobile broadband devices such as smartphones and tablets, both service providers and enterprises are rapidly migrating to cloud-based services and wireless solutions for their communications and networking needs. Businesses of all sizes are increasingly using the cloud for voice, data, video, computing, storage and applications. As business workers adopt mobile devices both inside and outside the physical office, convergence with fixed VoIP and UC solutions are emerging. Voice-capable wireless networks in the enterprise are beginning to converge with wired networks. This wireless-wireline convergence, along with the convergence of voice, data, and messaging from any location or device results in increased employee efficiency and productivity. Our Enterprise Networks Division is addressing these major market shifts by focusing on solutions in two key areas: Cloud Connectivity and Enterprise Communications.

Cloud Connectivity

Our Cloud Connectivity solutions allow service providers to deliver hosted and bundled service offerings that enable businesses to connect to the public or private cloud. These bundled service offerings are enabled by our Total Access and NetVanta IP Business Gateway (IPBG) and NetVanta Access Router solutions. Service offerings that are delivered utilizing our Cloud Connectivity solutions include: Hosted Voice and Unified Communications, Hosted Wireless Local Area Networking (WLAN), Business Internet Access, Business Ethernet, Private Network, Session Initiation Protocol (SIP) Trunking, Enterprise Session Border Control (eSBC) functionality, Managed UC, and SIP Trunking with PBX. Our Enterprise Network Division solutions offered as key elements of these service provider business bundles are our Cloud Connectivity portfolio of IPBGs and Access Routers (used to provide connectivity to the business location), and our Enterprise Communications portfolio of vWLAN, Ethernet Switches, and UC solutions (used to provide the business productivity component of the service provider bundled services).

Our Total Access and NetVanta IPBGs and NetVanta Access Routers are deployed by service providers at the demarcation point of the customer premises. An IPBG combines the functionality of a voice gateway, multiservice router and firewall into a single device. Our products offer an integrated, cost-effective platform for delivering cloud services to enterprise customers. Our multiservice routers move data between networked computers over public or private IP, Frame Relay, Multi-Protocol Label Switching (MPLS) leased-line infrastructures, or carrier-supplied Ethernet services. These devices provide features to route traffic between multiple destinations, secure the network against cyber-attacks, ensure the privacy of data as it is transported across the Internet, and restore communications in the event of equipment or network failure. Our multiservice routers provide Internet access and interconnect corporate locations. The NetVanta router portfolio, provided in modular and fixed port configurations, offers an assortment of business-class features including: Quality of Service (QoS), Firewall, VPN, Network Performance Monitoring and Voice Quality Monitoring (VQM). These features enable carriers to offer the highest quality service at an advantageous Total Cost of Ownership (TCO).

Enterprise Communications

Our Enterprise Communications solutions are premises-based and enable businesses to become more productive and capable through efficient communications. We provide enterprises with solutions from the network edge to the desktop that create business efficiency and capability, while driving employee productivity. Our Enterprise Communications solutions simplify network support and ensure ease of scalability, all while lowering the TCO. These solutions include unified communications and wireless and wireline LAN infrastructure solutions.

Our Bluesocket vWLAN solutions deliver complete endpoint freedom across the enterprise by utilizing virtualized, cloud-based solutions for connectivity, communications and collaboration. With the proliferation of smart phones, tablets and wireless devices, end-users are now dictating which devices should be supported across the enterprise. This Bring Your Own Device (BYOD) trend has forced the proliferation of wireless connectivity campus wide, and is no longer limited to conference rooms and building lobbies. Users now expect to be able to roam seamlessly across the enterprise campus while maintaining a persistent IP session to support voice, video and other wireless applications without interruption. Bluesocket vWLAN solutions allow users to access enterprise resources anytime, anywhere, on any device and deliver a unified service experience. These solutions leverage the scalability, reliability and cost benefits of virtualization and are cloud-ready for easy deployment and management and complement our portfolio of internetworking solutions.

Our NetVanta managed Layer 2 and Layer 3 (L2/L3) Ethernet switches complement our Bluesocket vWLAN solutions, providing integrated wireless/wireline LAN deployments and connectivity from the WAN to the end user’s desktop computer and IP Phone. Our managed L2/L3 switches offer speeds up to ten Gigabit and include Power over Ethernet (PoE) options for powering IP phones, wireless network access points, IP cameras and other critical business networking devices.

Our NetVanta UC solutions enable businesses with up to 2,000 employees realize the benefits of UC. These UC products deliver end-to-end Unified Communications that bridge the gap between telephony, desktop communications productivity and business processes. Utilizing CEBP, NetVanta UC solutions enable businesses to increase workforce productivity and improve customer service. Our 7000 Series IP Communications solutions deliver an integrated, single-box solution for small business communications needs and combine the features of an IP PBX with the functionality of an Ethernet switch, a multi-service router, security features and WAN connectivity. Our NetVanta UC Server enables CEBP while providing simplicity and value to businesses that want to make a smooth transition from simple telephony to a UC solution without sacrificing PBX and business systems investments. There are five platforms in the NetVanta UC solutions portfolio: NetVanta 7000 UC Appliances, NetVanta UC Server, NetVanta Business Application Server, NetVanta Enterprise Communications Server and NetVanta Business Communications System.

Common Internetworking Software

We view the continued development and evolution of our internetworking software as critical to our success in bringing feature-rich, reliable, solutions to market. As such, our internetworking software is common across many of our products, optimizing our product development resources and minimizing time to market for new products and features. It also ensures common configuration practices, policies, protection schemes, and management interfaces for our carrier customers providing an advantage from a TCO perspective.

Configuration and Network Management

We develop and support network productivity tools and systems to centralize the configuration and management of our internetworking products. These tools aid in the management of networks powered by our internetworking products and include the nCommand Managed Service Provider (MSP) management platform. nCommand MSP streamlines service providers’ product life cycle management efforts including remote monitoring and management of NetVanta or Total Access solutions. A web-based platform, nCommand MSP simplifies new device deployment and enables MSPs, service providers and enterprise IT organizations to deliver on SLAs, improve customer service response time, reduce network downtime and proactively monitor and report network performance, all while reducing operational costs.

Service and Support

In addition to our product portfolio, we offer technical support services to ensure we are responsive to customers who have deployed our networking and infrastructure solutions. We provide pre-sales and post-sales technical support and a variety of training options. We also offer a complete portfolio of professional services under our ProServices organization. We offer ProStart installation and ProCare maintenance services designed to protect customers’ networks from unnecessary downtime. ProServices guarantees priority access to technical support engineers and offers five different maintenance programs ranging from five days-a-week, eight hours-a-day and next business day equipment replacement to seven days-a-week, 24 hours-a-day and equipment replacement within four hours of notification. Our service and support offerings are available to all of our customers.

We began offering hosted and managed cloud services in 2013 as an extension of our ProServices organization. ProCloud Wi-Fi offers a fully managed, business-class Wi-Fi service, built on Bluesocket vWLAN. ProCloud Wi-Fi service is flexible and scalable, ensures a secure, reliable wireless network, provides proactive 7x24 network monitoring and management reports, and includes turn-key services to reduce IT support burdens. When coupled with ProStart and ProCare, our ProCloud service offers complete, turn-key wireless LAN installation, maintenance and management.

Customers

We have a diverse customer base which is segmented based on the markets served, and typically within each of our two divisions.

Customers of our Carrier Networks Division include major service providers, independent communications operating companies, competitive service providers, Internet service providers, utilities, municipalities and wireless service providers. Major service providers and many smaller providers require product approval prior to adopting a vendor’s products for use in their networks. We are involved in a constant process of submitting new and succeeding generations of products for approval. Our products are widely deployed in many of the service provider networks.

Customers of our Enterprise Networks Division in the United States include major service providers, independent communications companies and competitive service providers. Additionally, SME organizations purchase our solutions through a two-tier distribution channel. The two-tier distribution channel is comprised of several large distributor partners and an extensive network of VARs as described in “Distribution, Sales and Marketing” below. Furthermore, our Enterprise Networks solutions are deployed internationally in various regions. Vertical markets where our solutions are used include retail, food service, healthcare, finance, government, education, manufacturing, military, transportation, hospitality and energy/utility.

Two customers, CenturyLink, Inc. and Deutsche Telekom AG, comprised more than 10 percent of our revenue in 2013. The revenues from these customers are reported in both the Carrier Networks and Enterprise Networks segments.

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

Similar to Carrier Networks products, Enterprise Networks products are fulfilled through a combination of direct sales and major technology distribution companies. This is supported by a direct sales organization for major accounts, and a channel-based sales organization to facilitate sales to our partners. VARs and system integrators may be affiliated with the company as a channel partner, or they may purchase from a distributor in an unaffiliated fashion. Affiliated partners participate with us at various program levels, based on sales volume and other factors, to receive benefits such as product discounts, market development funds, technical support and training. We maintain field offices world-wide to support direct sales, distributors, VARs and system integrators.

Outside of the United States, most Carrier products are sold through our direct sales organization and Enterprise products are sold through distribution arrangements customized for each region. Each region is supported by a field office that offers sales and support functions, and in some cases, warehousing and manufacturing support.

Our field sales organizations, distributors, and service provider customers receive support from regional-based marketing, sales, and customer support groups. Under certain circumstances, other headquarters personnel may be involved in sales and other activities.

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

During 2013, 2012, and 2011, product development expenditures totaled $131.1 million, $126.0 million, and $100.3 million, respectively. Our product development activities are an important part of our strategy. Because of rapidly changing technology and evolving industry standards, we plan to maintain an emphasis on product development each year.

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

We develop most of our products internally, although we sometimes license intellectual property for use in certain products. Internal development gives us more control over design and manufacturing issues related to our products and closer control over product costs. Our ability to continually reduce product costs is an important part of our overall business strategy. Our product development efforts are often centered on entering a market with improved technology, allowing us to offer products at competitive prices. We then compete for market share. We continually re-engineer successive generations of the product to improve our product costs.

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

Our SDO activities are primarily in the area of broadband access. This includes involvement with ITU-Telecommunications sector (ITU-T), ATIS, ETSI, NICC (UK Interoperability Standards), and the Broadband Forum (BBF). We continue to be involved in the evolution of optical access technologies, participating in activities in the ITU-T, ATIS, FSAN, and BBF on next-generation PON. We are also involved in standards development efforts related to maximizing the bandwidth potential of the copper pair to enable new applications. We participate in the ITU-T, where VDSL2, now with enhanced performance from G.Vector, and its short-range successor, G.Fast are being developed. We continue to be involved with the industry-wide interoperability, performance testing, and system-level projects related to those standards in the Broadband Forum. We are also members of MEF, Wi-Fi Alliance (WFA) and the ETSI Network Functions Virtualization Industry Specification Group (NFV-ISG).

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

The majority of shipments of products to our U.S. customers occur from our facilities in Huntsville, Alabama, although we do fulfill customer orders from other locations near our customers’ sites. The majority of our products shipped to EMEA customers occur from locations in that region. We also ship directly from suppliers to a number of customers in the U.S. and international locations. Many of our facilities are certified pursuant to the most current releases of ISO 9001, TL 9000, and ISO 14001. Our Huntsville facilities are U.S. Customs-Trade Partnership Against Terrorism (C-TPAT) certified. Our products are also certified to certain other telephone company standards, including those relating to emission of electromagnetic energy and safety specifications.

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

For our Carrier Networks Division, factors influencing the markets in which we currently compete or may compete in the future include the ability to:

•	Help the customer solve networking problems within the confines of restrained capital budgets;

•	Offer globally competitive solutions against a different set of competitors than in the United States;

•	Deliver solutions that fit the distributed networking model being deployed by most service providers;

•	Deliver solutions for service provider networks as they increasingly focus on network transformation, convergence, and integration of services;

•	Deliver solutions at attractive price points;

•	Deliver reliability and redundancy, especially for higher bandwidth products;

•	Adapt to new network technologies as they evolve;

•	Compete effectively against large companies with greater resources;

•	Deliver products when needed by the customer;

•	Deliver responsive customer service, technical support and training; and

•	Assist customers requiring pre-assembled, turnkey systems and professional services.

Competitors of our Carrier Networks Division include large, established companies such as Alcatel-Lucent, Ciena, ECI Telecom, Fujitsu, Huawei, Tellabs, and ZTE. There are also a number of smaller, specialized companies with which we compete, such as Actelis, Calix Networks, Cyan, Overture Networks, Zhone Technologies, and other privately held firms.

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

Competitors of our Enterprise Networks Division include: Aerohive, Aruba Networks, Avaya, Cisco Systems, Extreme Networks, Hewlett Packard, Juniper Networks, Ruckus, ShoreTel, and other smaller companies. Some of these companies compete in a single product segment, while others compete across multiple product lines.

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

Government Regulation

Our products must comply with various regulations and standards established by communications authorities in various countries, as well as those of certain international bodies. For instance, environmental legislation within the European Union (EU) may increase our cost of doing business as we amend our products to comply with these requirements. The EU issued directives on the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (RoHS), Waste Electrical and Electronic Equipment (WEEE), and the Registration, Evaluation, Authorization and Restriction of Chemicals (REACH). We continue to implement measures to comply with the RoHS directive, the WEEE directive and the REACH regulation as individual countries issue their implementation guidance.

For further discussion of risks associated with government regulation, see “Risk Factors – Our products may not continue to comply with evolving regulations governing their sale, which may harm our business” and “Risk Factors – Regulatory and potential physical impacts of climate change and other natural events may affect our customers and our production operations, resulting in adverse effects on our operating results”, in Item 1A of this report.

Employees

As of December 31, 2013, we had 2,010 full-time employees in the United States and in our international subsidiaries located in Canada, Mexico, the Asia-Pacific region, Europe and the Middle East region. The majority of ADTRAN GmbH employees, our subsidiary in Germany, are subject to collective bargaining agreements of either the Association of Metal and Electrical Industry in Berlin and Brandenburg e.V. or NORDMETALL Association of Metal and Electrical Industry e.V. A small number of our other employees are represented by a collective bargaining agreement. We have never experienced a work stoppage and we believe that our relationship with our employees is good.

We also utilize contractors and temporary employees in various manufacturing, engineering and sales capacities, domestically and internationally, as needed.

Intellectual Property

The ADTRAN corporate logo is a registered trademark of ADTRAN. The name “ADTRAN” is a registered trademark of ADTRAN. A number of our product identifiers and names also are registered. We claim rights to a number of unregistered trademarks as well.

We have ownership of over 500 patents world-wide related to our products and have over 180 additional patent applications pending, of which at least eight have been approved and are in the process of being issued by various patent offices world-wide. Our patents expire at various dates between May 2014 and June 2032. We will continue to seek additional patents from time to time related to our research and development activities. We do not derive any material amount of revenue from the licensing of our patents.

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

•	Variations in sales channels, product cost or mix of products and services sold;

•	Delays in receiving product acceptance from certain customers as defined under contract, for shipments near the end of a reporting period;

•	Our ability to maintain high levels of product support and professional services;

•	Manufacturing and customer order lead times;

•	Fluctuations in our gross margin, and the factors that contribute to this as described below;

•	Our ability to achieve cost reductions;

•	The ability of our customers, channel partners, and suppliers to obtain financing or to fund capital expenditures;

•	Our ability to execute on our strategy and operating plans;

•	Benefits anticipated from our investments in engineering, sales and marketing activities;

•	The effects of climate change and other natural events;

•	The effect of political or economic conditions, terrorist attacks, acts of war, or other unrest in certain international markets; and

•	Changes in tax laws and regulations, or accounting pronouncements.

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

The failure to realize future benefits from the acquisition of the NSN BBA business as significantly as we expect may affect our future results of operations and financial condition, and could affect our stock price.

On May 4, 2012, we acquired the NSN BBA business. The future revenues of the NSN BBA business may be materially different from those shown in the 8-K, press release and analysts’ call announcing the planned acquisition transaction, which could reduce the anticipated benefits of the acquisition. Should this occur, we may experience an adverse effect on our business or negative reactions from the financial markets, which may cause a decrease in the market price of our stock.

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

Most of our sales are made on an open credit basis, frequently with payment terms of 30 to 45 days in the United States and typically longer in many geographic markets outside the United States. As a result of our acquisition of the NSN BBA business, our sales to customers outside of the United States as a percentage of our total sales have increased, and our total accounts receivable balance will likely increase. Our days sales outstanding could also increase as a result of greater mix of international sales. Additionally, international laws may not provide the same degree of protection against defaults on accounts receivable as provided under United States laws governing domestic transactions; therefore, as our international business grows, we may be subject to higher bad debt expense compared to historical trends. Overall, we monitor individual customer payment capability in granting such open credit arrangements, seek to limit such open credit to amounts that we believe customers can pay, and maintain reserves we believe are adequate to cover exposure for doubtful accounts. In the course of our sales to customers, we may encounter difficulty collecting accounts receivable and could be exposed to risks associated with uncollectible accounts receivable. We may be exposed to similar credit risks relating to collections from distributors of our products, and we apply similar processes to monitor and reserve for any exposures. Turmoil in the financial markets could impact certain of our customers’ ability to maintain adequate credit facilities with financial institutions, thereby potentially impacting their ability to pay their debts. While we attempt to monitor these situations carefully and attempt to take appropriate measures to collect accounts receivable balances, there are no assurances we can avoid accounts receivable write-downs or write-off of doubtful accounts. Such write-downs or write-offs could negatively affect our operating results for the period in which they occur, and could potentially have a material adverse effect on our results of operations and financial condition.

We expect gross margin to vary over time, and our level of product gross margin may not be sustainable.

Our level of gross margins may not be sustainable and may be adversely affected by numerous factors, including:

•	Changes in customer, geographic, or product mix, including the mix of configurations and professional services revenue within each product group;

•	Introduction of new products by competitors, including products with price-performance advantages;

•	Our ability to reduce product cost;

•	Increases in material or labor cost;

•	Expediting costs incurred to meet customer delivery requirements;

•	Excess inventory and inventory holding charges;

•	Obsolescence charges;

•	Changes in shipment volume;

•	Our ability to absorb fixed manufacturing costs during short-term fluctuations in customer demand;

•	Loss of cost savings due to changes in component pricing or charges incurred due to inventory holding periods if parts ordering does not correctly anticipate product demand;

•	Lower than expected benefits from value engineering;

•	Increased price competition, including competitors from Asia, especially China;

•	Changes in distribution channels;

•	Increased warranty cost;

•	Liquidated damages costs relating to customer contractual terms; and

•	Our ability to manage the impact of foreign currency exchange rate fluctuations relating to our accounts receivable and accounts payable.

We must continue to update and improve our products and develop new products in order to compete and to keep pace with improvements in communications technology.

The markets for our products are characterized by rapidly changing technology, evolving industry standards, and continuing improvements in the communications service offerings of common service providers. If technologies or standards applicable to our products, or common service provider offerings based on our products, become obsolete or fail to gain widespread commercial acceptance, our existing products or products under development may become obsolete or unmarketable. Moreover, the introduction of products embodying new technologies, the emergence of new industry standards, or changes in common service provider offerings could adversely affect our ability to sell our products. For instance, we offer a large number of products that apply primarily to the delivery of high-speed digital communications over the local loop utilizing copper wire. We compete favorably with our competitors by developing a high-performance line of these products. We market products that apply to fiber optic transport in the local loop. We expect, however, that use of coaxial cable and mobile wireless access in place of local loop access will increase. Also, MSOs are increasing their presence in the local loop. To meet the requirements of these new delivery systems and to maintain our market position, we may have to develop new products or modify existing products.

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

Our products may not continue to comply with evolving regulations governing their sale, which may harm our business.

Our products must comply with various regulations, regional standards established by communications authorities, import/export control authorities or other authorities who control the execution of trade agreements in various countries, as well as those of certain international bodies. Although we believe our products are currently in compliance with domestic and international standards and regulations in countries in which we currently sell, there can be no assurance that we will be able to design our products to comply with evolving standards and regulations in the future. Changes in domestic or international communications regulations, tariffs, application requirements, import/export controls or expansion of regulation to new areas, including access, communications or commerce over the Internet, may affect customer demand for our products or slow the adoption of new technologies which may affect our sales. Further, the cost of complying with the evolving standards and regulations, or the failure to obtain timely domestic or foreign regulatory approvals or certification such that we may not be able to sell our products where these standards or regulations apply, may adversely affect our results of operations and financial condition.

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

Historically, a large percentage of our sales have been made to major service providers and larger independent communications companies. In 2013, these customers continued to comprise over half of our revenue. As long as the major and larger independent communications companies represent such a substantial percentage of our total sales, our future success will significantly depend upon certain factors which are not within our control, including:

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

The SEC has adopted disclosure requirements regarding the use of “conflict minerals” mined from the Democratic Republic of Congo and adjoining countries and procedures to identify the source of such minerals included in manufactured products. The required disclosures begin in 2014, and will require us to incur additional costs to verify the origins of the identified minerals used and comply with disclosure requirements. The implementation of these requirements could affect the availability of minerals used in the manufacture of a limited number of parts contained in our products. This may reduce the number of suppliers who provide conflict-free minerals, and may affect our ability to obtain products in sufficient quantities or at competitive prices. Our material sourcing is broad based and multi-tiered. While we are taking steps to identify sourcing based on recommended standards for our industry, we may not be able to conclusively verify the origins for all minerals used in our products. An inability to make a sourcing determination of minerals in our products could impact our revenues and harm our financial condition should our customers require that we certify that all components used in our products are free of minerals from this region.

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

We are expanding our presence in international markets, which represented 28.9% of our net sales for 2013, and as a result, we anticipate increased sales and operating costs in these markets. This international expansion may increase our operational risks and impact our results of operations, including:

•	Exposure to unfavorable commercial terms in certain countries;

•	The time and cost to staff and manage foreign operations;

•	The time and cost to maintain good relationships with employer associations and works councils;

•	The time and cost to ensure adequate business interruption controls, processes and facilities;

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

As our international sales increase or as utilization of international suppliers expands, we may transact additional business in currencies other than United States currency. As a result, we will be subject to the possibility of greater effects of foreign currency exchange translation on our financial statements. Sales contract commitments and accounts receivable balances based on foreign currency expose us to potential risk of loss as the value of the United States dollar fluctuates over time. In addition, for those countries outside the United States where we have significant sales or significant purchases of supplies, devaluation in the local currency could make our products more expensive for customers to purchase or increase our operating costs, thereby adversely affecting our competitiveness. When appropriate, we may enter into various derivative transactions to enhance our ability to manage the volatility relating to these typical business exposures. If used, the derivative transactions will be intended to reduce, but not eliminate, the impact of foreign currency exchange rate movements; therefore, we generally would not anticipate hedging all outstanding foreign currency risk. There can be no assurance that exchange rate fluctuations in the future will not have a material adverse effect on our revenue from international sales, manufacturing costs, results of operations and financial condition.

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

Breaches in our information systems could cause significant damage to our business and reputation.

We maintain sensitive data on our information systems, including intellectual property, financial data and proprietary or confidential business information relating to our business, customers and business partners. The secure maintenance of this information is critical to our business and reputation. We rely upon a number of internal business processes and information systems to support key operations and financial functions, and the efficient operation of these processes and systems is critical. Companies are increasingly subjected to cyber-attacks and other attempts to gain unauthorized access. We have multiple layers of access control, and devote significant resources to data encryption and other security measures to protect our information technology and communications systems. We test our vulnerability periodically and take action to further secure our networks, yet our network and storage applications may be subject to unauthorized access by cyber-attack or breached due to operator error, fraudulent activity or other system disruptions. In some cases, it is difficult to anticipate or immediately detect damage caused by such incidents. Unauthorized access or disclosure of our information could compromise our intellectual property and expose sensitive business information. Our information systems are designed to appropriate industry standards to reduce downtime in the event of power outages, weather or climate events and cyber-security issues. A significant failure of our systems due to these issues could result in significant remediation costs, disrupt business operations, and divert management attention, which could result in harm to our business reputation, financial condition and operating results.

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

As part of our sales strategy, we are targeting system integrators (SIs), service providers (SPs), and enterprise VARs. In addition to specialized technical expertise, SIs, SPs and VARs typically offer sophisticated service capabilities that are frequently desired by enterprise customers. In order to expand our distribution channel to include resellers with such capabilities, we must be able to provide effective support to these resellers. If our sales, marketing or service capabilities are not sufficient to provide effective support to such SIs, SPs and VARs, our sales may be negatively affected, and current SI, SP and VAR partners may terminate their relationships with us, which would adversely impact our sales and overall results of operations.

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

We have significant investments in corporate and municipal fixed-rate bonds and municipal variable rate demand notes. Through December 31, 2013, we have not been required to impair any of these investments; however, we may experience a reduction in value or loss of liquidity in these investments, which may have an adverse effect on our results of operations, liquidity and financial condition. Fixed rate interest securities may have their fair value adversely impacted due to a rise in interest rates, while variable rate securities may produce less income than expected if interest rates fall. Our investments are subject to general credit, liquidity, market, and interest rate risks, which may increase because of conditions in the financial markets and related credit liquidity issues. Consequently, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if we are forced to sell securities that decline in fair value due to changes in interest rates.

Our long-term investments include $38.5 million of marketable equity securities. At December 31, 2013, our total marketable equity securities, which included 440 individual securities, had unrealized gains of $14.0 million, which includes an unrealized gain of $7.6 million related to a single security. If market conditions deteriorate in 2014, we may be required to record impairment charges related to our marketable equity securities.

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

We are subject to taxation in various jurisdictions, both domestically and internationally, in which we conduct business. Significant judgment is required in the determination of our provision for income taxes and this determination requires the interpretation and application of complex and sometimes uncertain tax laws and regulations. Our effective tax rate may be adversely impacted by changes in the mix of earnings between jurisdictions with different statutory tax rates, in the valuation of our deferred tax assets, and by changes in tax rules and regulations. For instance, the availability and timing of lapses in the United States research tax credit, the accounting of uncertain tax positions and the amount of our estimated tax deduction for manufacturer’s domestic production activities under Internal Revenue Code Section 199 may add more variability to our future effective tax rates. We currently receive corporate income tax credits under a program administered by the Alabama State Industrial Development Authority in connection with revenue bonds issued to provide funding for expansion of our corporate facilities. We cannot be certain that the state of Alabama will continue to make these corporate income tax credits available; therefore, we may not realize the full benefit of these incentives, which would increase our effective tax rate. Also, employment related tax benefits are currently accounted for in our effective tax rate. In addition, we are subject to examination of our income tax returns by the Internal Revenue Service and various other jurisdictions in which we conduct business. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our results of operations and financial condition.

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

Our headquarters and principal administrative, engineering and manufacturing facilities are located on an 82-acre campus in Cummings Research Park in Huntsville, Alabama. Two office buildings serve both our Carrier Networks and Enterprise Networks Divisions. These facilities can accommodate up to 3,000 employees. We lease engineering facilities in the U.S., Europe and India that are used to develop products sold by our Carrier Networks Division. We lease engineering facilities in the U.S., Canada and India that are used to develop products sold by our Enterprise Networks division.

In addition, we lease office space in North America, Latin America, EMEA, and the Asia-Pacific region, providing sales and service support for both of our divisions.

These cancelable and non-cancelable leases expire at various times through 2018. For more information, see Note 13 of the Notes to Consolidated Financial Statements included in this report.

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

Set forth below, in accordance with General Instruction G(3) of Form 10-K and Instruction 3 of Item 401(b) of Regulation S-K, is certain information regarding the executive officers of ADTRAN. Unless otherwise indicated, the information set forth is as of December 31, 2013.

Thomas R. Stanton	Age 49
2007 to present	Chief Executive Officer and Chairman of the Board
2005 – 2007	Chief Executive Officer and Director
2001 – 2005	Senior Vice President and General Manager, Carrier Networks
1999 – 2001	Vice President and General Manager, Carrier Networks
1995 – 1999	Vice President, Carrier Networks Marketing
1995	Vice President, Marketing & Engineering – Transcrypt International, Inc.
1994 – 1995	Senior Director, Marketing – E.F. Johnson Company
1993 – 1994	Director, Marketing – E.F. Johnson Company

James E. Matthews	Age 57
2007 to present	Senior Vice President – Finance, Chief Financial Officer, Treasurer, Secretary and Director
2001 – 2007	Senior Vice President – Finance, Chief Financial Officer and Treasurer
1999 – 2001	Chief Financial Officer – Home Wireless Networks, Inc.
1998 – 1999	Chief Executive Officer – Miltope Group, Inc.
1995 – 1998	Vice President, Finance and Chief Financial Officer – Miltope Group, Inc.
1992 – 1995	Controller – Hughes Training, Inc.

Michael K. Foliano	Age 53
2006 to present	Senior Vice President, Global Operations
2005 – 2006	Senior Vice President, Sales, Services and Supply Chain – Somera Communications Inc.
2004 – 2005	Senior Vice President, Global Operations – Somera Communications Inc.
2002 – 2004	Senior Director, Global Logistics and Customer Operations – Lucent Technologies
2001 – 2002	Executive General Manager, Mobility Supply Chain – Lucent Technologies
2000 – 2001	Stanford University Sloan Fellow – Lucent Technologies
1997 – 2000	Vice President, Global Provisioning Center – Lucent Technologies
1995 – 1997	Manufacturing Operations Plant Manager – Lucent Technologies/AT&T Network Systems

Kevin P. Heering	Age 42
2014 to present	Senior Vice President, Quality and Administration
2010 – 2014	Vice President, Quality
2007 – 2010	Engineering Director, Enterprise Network Systems
1999 – 2007	Engineering Manager, Enterprise Network Systems
1994 – 1999	Design Engineer, Enterprise Network Systems

Raymond R. Schansman	Age 57
2006 to present	Senior Vice President and General Manager, Enterprise Networks
2001 – 2006	Vice President, Carrier Networks Engineering
1998 – 2001	Engineering Director, Carrier Networks Systems
1996 – 1998	Engineering Manager, Enterprise Networks Systems
1989 – 1996	Program Manager – SCI Systems, Inc.
1986 – 1989	Vice President, System and Product Engineering – General Digital Industries
1983 – 1986	Senior Design Engineer – General Digital Industries

James D. Wilson, Jr.	Age 43
2006 to present	Senior Vice President and General Manager, Carrier Networks
2005 – 2006	Vice President, Product Marketing, Carrier Networks
2002 – 2005	Director, Product Management, Carrier Networks
1998 – 2002	Director, Product Management, Loop Technologies, Carrier Networks
1996 – 1998	Manager, Engineering Operations – Wyle Laboratories, Inc.
1992 – 1996	Manager, Program Development – Wyle Laboratories, Inc.

Robert A. Fredrickson	Age 63
1996 to present	Vice President – Carrier Networks Sales
1996	Vice President, Broadband Business Development – DSC Communications Corporation
1991 – 1996	Senior Director, Access Products – DSC Communications Corporation

Kevin W. Schneider	Age 50
2003 to present	Vice President – Chief Technology Officer
1999 – 2003	Vice President – Technology
1996 – 1999	Chief Scientist
1992 – 1996	Staff Scientist

There are no family relationships among our directors or executive officers. All officers are elected annually by, and serve at the discretion of, the Board of Directors of ADTRAN.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

ADTRAN’s common stock is traded on the NASDAQ Global Select Market under the symbol ADTN. As of February 6, 2014, ADTRAN had 209 stockholders of record and approximately 5,400 beneficial owners of shares held in street name. The following table shows the high and low closing prices per share for our common stock as reported by NASDAQ for the periods indicated.

Common Stock Prices

	High	Low
2013
First Quarter	$23.61	$19.07
Second Quarter	$24.62	$18.55
Third Quarter	$27.46	$23.47
Fourth Quarter	$27.10	$23.27
2012
First Quarter	$38.42	$29.01
Second Quarter	$31.07	$28.02
Third Quarter	$29.55	$17.28
Fourth Quarter	$20.14	$15.65

The following table shows the shareholder dividends paid in each quarter of 2013 and 2012. The Board of Directors presently anticipates that it will declare a regular quarterly dividend so long as the present tax treatment of dividends exists and adequate levels of liquidity are maintained.

Dividends per Common Share

	2013	2012
First Quarter	$0.09	$0.09
Second Quarter	$0.09	$0.09
Third Quarter	$0.09	$0.09
Fourth Quarter	$0.09	$0.09

Stock Repurchases

The following table sets forth repurchases of our common stock for the months indicated.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2013 – October 31, 2013	425,620	$23.85	425,620	3,886,848
November 1, 2013 – November 30, 2013	424,717	$23.47	424,717	3,462,131
December 1, 2013 – December 31, 2013	—	—	—	3,462,131

Total	850,337		850,337

(1)

Since 1997, our Board of Directors has approved multiple share repurchase programs that have authorized open market repurchase transactions of up to 35 million shares of our common stock. On May 1, 2013, our Board of Directors authorized the repurchase of an additional 5.0 million shares of our common stock (bringing the total shares authorized for repurchase to 40 million), which commenced upon completion of the repurchase plan announced on October 11, 2011. This new authorization is being implemented through open market or private purchases from time to time as conditions warrant.

ITEM 6.	SELECTED FINANCIAL DATA

Income Statement Data (1)

(In thousands, except per share amounts)
Year Ended December 31,	2013	2012	2011	2010	2009
Sales
Carrier Networks Division	$500,733	$492,096	$569,579	$476,030	$371,349
Enterprise Networks Division	141,011	128,518	147,650	129,644	112,836

Total sales	641,744	620,614	717,229	605,674	484,185
Cost of sales	332,858	303,971	302,911	246,811	197,223

Gross profit	308,886	316,643	414,318	358,863	286,962
Selling, general and administrative expenses	129,366	134,523	124,879	114,699	99,446
Research and development expenses	131,055	125,951	100,301	90,300	83,285

Operating income	48,465	56,169	189,138	153,864	104,231
Interest and dividend income	7,012	7,657	7,642	6,557	6,933
Interest expense	(2,325)	(2,347)	(2,398)	(2,436)	(2,430)
Net realized investment gain (loss)	8,614	9,550	12,454	11,008	(1,297)
Other income (expense), net	(911)	183	(694)	(804)	131
Gain on bargain purchase of a business	—	1,753	—	—	—

Income before provision for income taxes	60,855	72,965	206,142	168,189	107,568
Provision for income taxes	(15,061)	(25,702)	(67,565)	(54,200)	(33,347)

Net income	$45,794	$47,263	$138,577	$113,989	$74,221

Year Ended December 31,	2013	2012	2011	2010	2009
Weighted average shares outstanding – basic	59,001	63,259	64,145	62,490	62,459
Weighted average shares outstanding – assuming dilution (2)	59,424	63,774	65,416	63,879	63,356
Earnings per common share – basic	$0.78	$0.75	$2.16	$1.82	$1.19
Earnings per common share – assuming dilution (2)	$0.77	$0.74	$2.12	$1.78	$1.17
Dividends declared and paid per common share	$0.36	$0.36	$0.36	$0.36	$0.36

Balance Sheet Data (In thousands)
At December 31,	2013	2012	2011	2010	2009
Working capital (3)	$277,335	$337,979	$329,311	$304,952	$278,044
Total assets	$789,898	$883,656	$817,514	$691,974	$564,463
Total debt	$46,500	$46,500	$47,000	$48,000	$48,250
Stockholders’ equity	$604,606	$692,406	$692,131	$572,322	$452,515

(1)

Net income for 2013, 2012, 2011, 2010 and 2009 includes stock-based compensation expense of $7.8 million, $8.0 million, $7.8 million, $7.1 million and $6.4 million, respectively, net of tax, related to stock option awards. See Note 3 of Notes to the Consolidated Financial Statements.

(2)	Assumes exercise of dilutive stock options calculated under the treasury method. See Notes 1 and 14 of Notes to Consolidated Financial Statements.
(3)	Working capital consists of current assets less current liabilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

ADTRAN, Inc. is a leading global provider of networking and communications equipment. Our solutions enable voice, data, video and Internet communications across a variety of network infrastructures. These solutions are deployed by some of the world’s largest service providers, distributed enterprises and small and medium-sized businesses, public and private enterprises, and millions of individual users worldwide.

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

Carrier Systems products are used by communications service providers to provide data, voice and video services to consumers and enterprises. This category includes the following product areas and related services:

•	Broadband Access

•	Total Access® 5000 Multi-Service Access Node (MSAN)

•	hiX family of MSANs

•	Total Access 1100/1200 Series of Fiber to the Node (FTTN) products

•	Ultra Broadband Ethernet (UBE)

•	Digital Subscriber Line Access Multiplexer (DSLAM) products

•	Optical

•	Optical Networking Edge (ONE)

•	NetVanta 8000 Series of Fiber Ethernet Access Devices (EAD)

•	OPTI-6100 and Total Access 3000 optical Multi-Service Provisioning Platforms (MSPP)

•	Pluggable Optical Products, including SFP, XFP, and SFP+

•	TDM systems

Business Networking products provide access to communication services and facilitate the delivery of cloud connectivity and enterprise communications to the small and mid-sized enterprise (SME) market. This category includes the following product areas and related services:

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

Loop Access products are used by carrier and enterprise customers for access to copper-based communications networks. The Loop Access category includes the following product areas and related services:

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

Sales were $641.7 million in 2013 compared to $620.6 million in 2012 and $717.2 million in 2011. Total sales of products in our three core areas, Broadband Access, Optical and Internetworking, increased 8.9% in 2013 compared to 2012 and decreased 1.7% in 2012 compared to 2011. Our gross profit margin decreased in 2013 to 48.1% from 51.0% in 2012 and 57.8% in 2011. Net income was $45.8 million in 2013 compared to $47.3 million in 2012 and $138.6 million in 2011. Earnings per share, assuming dilution, were $0.77 in 2013 compared to $0.74 in 2012 and $2.12 in 2011. Earnings per share in 2013, 2012 and 2011 include the effect of the repurchase of 5.6 million, 1.8 million and 1.1 million shares of our stock in those years, respectively.

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

Accordingly, our historical financial performance is not necessarily a meaningful indicator of future results, and, in general, management expects that our financial results may vary from period to period. See Note 15 of Notes to Consolidated Financial Statements for additional information. For a discussion of risks associated with our operating results, see Item 1A of this report.

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

•

Revenue is generally recognized when persuasive evidence of an arrangement exists, delivery has occurred, the product price is fixed or determinable, collection of the resulting receivable is reasonably assured, and product returns are reasonably estimable. For product sales, revenue is generally recognized upon shipment of the product to our customer in accordance with the title transfer terms of the sales agreement, generally FOB shipping point. In the case of consigned inventory, revenue is recognized when the end customer assumes ownership of the product. Contracts that contain multiple deliverables are evaluated to determine the units of accounting, and the consideration from the arrangement is allocated to each unit of accounting based on the relative selling price and corresponding terms of the contract. We use vendor-specific objective evidence of selling price. When this evidence is not available, we are generally not able to determine third-party evidence of selling price because of the extent of customization among competing products or services from other companies. We record revenue associated with installation services when all contractual obligations are complete. In instances where customer acceptance is required, revenue is deferred until all acceptance criteria have been met. Contracts that include both installation services and product sales are evaluated for revenue recognition in accordance with contract terms. As a result, depending on contract terms, installation services may be considered a separate deliverable or may be considered a combined single unit of accounting with the delivered product. Generally, either the purchaser, ADTRAN, or a third party can perform the installation of our products. Shipping fees are recorded as revenue and the related cost is included in cost of sales. Revenue is recorded net of discounts.

•

A significant portion of Enterprise Networks products are sold in the United States through a non-exclusive distribution network of major technology distributors. These organizations then distribute or provide fulfillment services to an extensive network of value-added resellers and system integrators. Value-added resellers and system integrators may be affiliated with us as a channel partner, or they may purchase from the distributor on an unaffiliated basis. Additionally, with certain limitations, our distributors may return unused and unopened product for stock-balancing purposes when these returns are accompanied by offsetting orders for products of equal or greater value.

•

We carry our inventory at the lower of cost or market, with cost being determined using the first-in, first-out method. We use standard costs for material, labor, and manufacturing overhead to value our inventory. Our standard costs are updated on at least a quarterly basis and any variances are expensed in the current period; therefore, our inventory costs approximate actual costs at the end of each reporting period. We write down our inventory for estimated obsolescence or unmarketable inventory by an amount equal to the difference between the cost of inventory and the estimated fair value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, we may be required to make additional inventory write-downs. Our reserve for excess and obsolete inventory was $23.0 million and $12.0 million at December 31, 2013 and 2012, respectively. Inventory write-downs charged to the reserve were $0.4 million, $0.5 million and $0.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

We have categorized our cash equivalents held in money market funds and our investments held at fair value into a three-level fair value hierarchy based on the priority of the inputs to the valuation technique for the cash equivalents and investments as follows: Level 1 – Values based on unadjusted, quoted prices in active markets for identical assets or liabilities; Level 2 – Values based on inputs other than quoted prices included within Level 1 that are directly or indirectly observable for the asset or liability; Level 3 – Values based on unobservable inputs for the asset or liability. These inputs include information supplied by investees. At December 31, 2013, we categorized $53.6 million and $311.5 million of our available-for-sale investments as Level 1 and Level 2, respectively, and $3.9 million of our cash equivalents as Level 1. At December 31, 2012, we categorized $47.2 million and $395.9 million of our available-for-sale investments as Level 1 and Level 2, respectively, and $28.1 million of our cash equivalents as Level 1.

We review our investment portfolio for potential “other-than-temporary” declines in value on an individual investment basis. We assess, on a quarterly basis, significant declines in value which may be considered other-than-temporary and, if necessary, recognize and record the appropriate charge to write-down the carrying value of such investments. In making this assessment, we take into consideration qualitative and quantitative information, including but not limited to the following: the magnitude and duration of historical declines in market prices, credit rating activity, assessments of liquidity, public filings, and statements made by the issuer. We generally begin our identification of potential other-than-temporary impairments by reviewing any security with a fair value that has declined from its original or adjusted cost basis by 25% or more for six or more consecutive months. We then evaluate the individual security based on the previously identified factors to determine the amount of the write-down, if any. As a result of our review, we recorded an other-than-temporary impairment charge of $11 thousand during the fourth quarter of 2013. For the years ended December 31, 2013, 2012 and 2011, we recorded charges of $25 thousand, $0.7 million and $68 thousand, respectively, related to the other-than-temporary impairment of certain publicly traded equity securities and our deferred compensation plan assets. Actual losses, if any, could ultimately differ from these estimates. Future adverse changes in market conditions or poor operating results of underlying investments could result in additional losses that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future. See Note 4 of Notes to the Consolidated Financial Statements in this report for more information about our investments.

We also invest in privately held entities and private equity funds and record these investments at cost. We review these investments periodically in order to determine if circumstances (both financial and non-financial) exist that indicate that we will not recover our initial investment. Impairment charges are recorded on investments having a cost basis that is greater than the value that we would reasonably expect to receive in an arm’s length sale of the investment. We have not been required to record any impairment losses relating to these investments in 2013, 2012 or 2011.

•

For purposes of determining the estimated fair value of our stock option awards on the date of grant, we use the Black-Scholes Model. This model requires the input of certain assumptions that require subjective judgment. These assumptions include, but are not limited to, expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. Because our stock option awards have characteristics significantly different from those of traded options, and because changes in the input assumptions can materially affect the fair value estimate, the existing model may not provide a reliable single measure of the fair value of our stock option awards. For purposes of determining the estimated fair value of our performance-based restricted stock unit awards on the date of grant, we use a Monte Carlo Simulation valuation method. The restricted stock units are subject to a market condition based on the relative total shareholder return of ADTRAN against all of the companies in the NASDAQ Telecommunications Index and vest at the end of a three-year performance period. The fair value of restricted stock issued to our Directors is equal to the closing price of our stock on the date of grant. Management will continue to assess the assumptions and methodologies used to calculate the estimated fair value of stock-based compensation. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies and thereby materially impact our fair value determination. If factors change in future periods, the compensation expense that we record may differ significantly from what we have recorded in the current period.

•

We estimate our income tax provision or benefit in each of the jurisdictions in which we operate, including estimating exposures related to examinations by taxing authorities. We also make judgments regarding the realization of deferred tax assets, and establish valuation allowances where we believe it is more likely than not that future taxable income in certain jurisdictions will be insufficient to realize these deferred tax assets. Our estimates regarding future taxable income and income tax provision or benefit may vary due to changes in market conditions, changes in tax laws, or other factors. If our assumptions, and consequently our estimates, change in the future, the valuation allowances we have established may be increased or decreased, impacting future income tax expense. At December 31, 2013 and 2012 respectively, the valuation allowance was $8.8 million and $10.9 million. As of December 31, 2013, we have state research tax credit carry-forwards of $3.6 million, which will expire between 2015 and 2028. These carry-forwards were caused by tax credits in excess of our annual tax liabilities to an individual state where we no longer generate sufficient state income. In addition, as of December 31, 2013, we have a deferred tax asset of $11.9 million relating to net operating loss carry-forwards which will expire between 2014 and 2030. These carry-forwards are the result of acquisitions in 2009 and in 2011, plus losses generated in 2012 by a foreign entity. The acquired net operating losses are in excess of the amount of estimated earnings. We believe it is more likely than not that we will not realize the full benefits of our deferred tax asset arising from these credits and net operating losses, and accordingly, have provided a full valuation allowance against them. This valuation allowance is included in non-current deferred tax liabilities in the accompanying balance sheets.

We establish reserves to remove some or all of the tax benefit of any of our tax positions at the time we determine that the positions become uncertain. We adjust these reserves, including any impact on the related interest and penalties, as facts and circumstances change.

•

Our products generally include warranties of 90 days to ten years for product defects. We accrue for warranty returns at the time revenue is recognized based on our estimate of the cost to repair or replace the defective products. We engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers. Our products continue to become more complex in both size and functionality as many of our product offerings migrate from line card applications to systems products. The increasing complexity of our products will cause warranty incidences, when they arise, to be more costly. Our estimates regarding future warranty obligations may change due to product failure rates, material usage, and other rework costs incurred in correcting a product failure. In addition, from time to time, specific warranty accruals may be recorded if unforeseen problems arise. Should our actual experience relative to these factors be worse than our estimates, we will be required to record additional warranty expense. Alternatively, if we provide for more reserves than we require, we will reverse a portion of such provisions in future periods. The liability for warranty obligations totaled $9.0 million and $9.7 million at December 31, 2013 and 2012, respectively. These liabilities are included in accrued expenses in the accompanying Consolidated Balance Sheets.

•

Pension benefit plan obligations are based on various assumptions used by our actuaries in calculating these amounts. These assumptions include discount rates, compensation rate increases, expected return on plan assets, retirement rates, and mortality rates. Actual results that differ from the assumptions and changes in assumptions could affect future expenses and obligations. Our net pension liability totaled $2.6 million at December 31, 2013 and 2012. This liability is included in other non-current liabilities in the accompanying Consolidated Balance Sheets.

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

•

We evaluate the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. When evaluating whether goodwill is impaired, we first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. If we determine that the two-step quantitative test is necessary, then we compare the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, then the amount of the impairment loss is measured. We passed the qualitative assessment in 2013 and 2012; therefore, we did not complete a quantitative assessment. As a result, there were no impairment losses recognized during 2013 or 2012.

Results of Operations

The following table presents selected financial information derived from our consolidated statements of income expressed as a percentage of sales for the years indicated.

Year Ended December 31,	2013	2012	2011
Sales
Carrier Networks Division	78.0%	79.3%	79.4%
Enterprise Networks Division	22.0	20.7	20.6

Total sales	100.0%	100.0%	100.0%
Cost of sales	51.9	49.0	42.2

Gross profit	48.1	51.0	57.8
Selling, general and administrative expenses	20.2	21.7	17.4
Research and development expenses	20.4	20.3	14.0

Operating income	7.6	9.1	26.4
Interest and dividend income	1.1	1.2	1.1
Interest expense	(0.4)	(0.4)	(0.3)
Net realized investment gain	1.3	1.5	1.7
Other income (expense), net	(0.1)	—	(0.1)
Gain on bargain purchase of a business	—	0.3	—

Income before provision for income taxes	9.5	11.8	28.7
Provision for income taxes	(2.3)	(4.1)	(9.4)

Net income	7.1%	7.6%	19.3%

Acquisition Expenses

On August 4, 2011, we closed on the acquisition of Bluesocket, Inc. and on May 4, 2012, we closed on the acquisition of the NSN BBA business. Acquisition related expenses, amortizations and adjustments for the years ended December 31, 2013, 2012 and 2011 for both transactions are as follows:

(In Thousands)	2013	2012	2011
Bluesocket, Inc. acquisition
Amortization of acquired intangible assets	$1,069	$1,020	$495
Amortization of other purchase accounting adjustments	73	443	521
Acquisition related professional fees, travel and other expenses	—	—	730

Subtotal	1,142	1,463	1,746

NSN BBA acquisition
Amortization of acquired intangible assets	1,174	762	—
Amortization of other purchase accounting adjustments	1,378	2,305	—
Acquisition related professional fees, travel and other expenses	345	4,860	2,027

Subtotal	2,897	7,927	2,027

Total acquisition related expenses, amortizations and adjustments	4,039	9,390	3,773
Tax effect	(1,343)	(3,148)	(1,434)

Total acquisition related expenses, amortizations and adjustments, net of tax	$2,696	$6,242	$2,339

The acquisition related expenses, amortizations and adjustments above were recorded in the following Consolidated Statements of Income categories for the years ended December 31, 2013, 2012 and 2011:

(In Thousands)	2013	2012	2011
Revenue (adjustments to unearned revenue recognized in the period)	$929	$1,528	$362
Cost of goods sold	196	1,086	165

Subtotal	1,125	2,614	527

Selling, general and administrative expenses	399	4,510	2,557
Research and development expenses	2,515	2,266	689

Subtotal	2,914	6,776	3,246

Total acquisition related expenses, amortizations and adjustments	4,039	9,390	3,773
Tax effect	(1,343)	(3,148)	(1,434)

Total acquisition related expenses, amortizations and adjustments, net of tax	$2,696	$6,242	$2,339

2013 Compared to 2012

Sales

Our sales increased 3.4% from $620.6 million in 2012 to $641.7 million in 2013. The increase in sales is primarily attributable to a $21.5 million increase in sales of our Internetworking products, a $20.5 million increase in sales of our Broadband Access products, a $3.9 million increase in sales of our Optical products, partially offset by a $24.7 million decrease in sales of our HDSL and other legacy products.

Carrier Networks sales increased 1.8% from $492.1 million in 2012 to $500.7 million in 2013. The increase in sales is primarily attributable to increases in sales of Broadband Access products, Internetworking products, and Optical products, partially offset by a decrease in sales of our HDSL products. The increase in sales of our Broadband Access products is primarily attributable to initial VDSL2 vectoring technology shipments to Europe, partially offset by fluctuations in project installation activities at a Latin American carrier. The increase in sales of our Internetworking products is primarily attributable to an improved spending environment and increases in EFM NTE sales and FTTP ONT sales to carriers. The increase in sales of our Optical products is primarily attributable to a technology shift from Time Division Multiplexed (TDM) and SONET/SDH architectures to Ethernet-based packet networks. We offer Ethernet-based solutions within our Optical products that address this technology change, and we expect sales of our Optical products will increase over time due to this transition. The decrease in sales of HDSL and other legacy products has been expected as customers continue to upgrade their networks to deliver higher bandwidth services by migrating to newer technologies, including to our core products from our Broadband Access, Internetworking and Optical product lines. While we expect that revenues from HDSL and our other legacy products will continue to decline over time, these revenues may continue for years because of the time required for our customers to transition to newer technologies.

Enterprise Networks sales increased 9.7% from $128.5 million in 2012 to $141.0 million in 2013. The increase is attributable to an increase in sales of our Internetworking products, partially offset by decreases in sales of our legacy products. The increase in sales of our Internetworking products is primarily attributable to an improved spending environment and reflected an increase in sales of Ethernet switches and IP business gateways to both carriers and value added resellers. The decrease in legacy products was expected and is discussed further above. Internetworking product sales attributable to Enterprise Networks were 93.6% of the division’s sales in 2013 compared with 91.5% in 2012. Legacy products primarily comprise the remainder of Enterprise Networks sales. Enterprise Networks sales as a percentage of total sales increased from 20.7% in 2012 to 22.0% in 2013.

International sales, which are included in the Carrier Networks and Enterprise Networks amounts discussed above, increased 23.6% from $150.2 million in 2012 to $185.7 million in 2013. International sales, as a percentage of total sales, increased from 24.2% in 2012 to 28.9% in 2013. The increase in international sales is primarily attributable to an increase in sales in the EMEA region, partially offset by a decrease in sales in Latin America and the Asia-Pacific region.

Carrier Systems product sales increased $28.2 million in 2013 compared to 2012 primarily due to a $20.5 million increase in Broadband Access product sales, a $3.9 million increase in Optical product sales, and a $3.9 million increase in legacy product sales. The increase in Carrier Systems product sales is primarily attributable to the factors discussed above.

Business Networking product sales increased $19.6 million in 2013 compared to 2012 primarily due to a $21.5 million increase in Internetworking product sales across both divisions, partially offset by a $1.9 million decrease in legacy product sales. The increase in sales of our Internetworking products was primarily attributable to an improved spending environment and reflected an increase in sales to both carriers and value added resellers. The decrease in legacy products was expected and is further discussed above.

Loop Access product sales decreased $26.6 million in 2013 compared to 2012 primarily due to a $25.3 million decrease in HDSL product sales, which is further discussed above.

Cost of Sales

As a percentage of sales, cost of sales increased from 49.0% in 2012 to 51.9% in 2013. The increase was primarily attributable to a higher volume of the lower gross margin products related to the broadband access business we acquired in 2012, customer price movements to achieve market share position and shifts in customer mix.

Carrier Networks cost of sales increased from 49.7% of sales in 2012 to 53.4% of sales in 2013. The increase in Carrier Networks cost of sales as a percentage of sales was primarily attributable to a higher volume of the lower gross margin products related to the acquired broadband access business, customer price movements to achieve market share position and shifts in customer mix.

Enterprise Networks cost of sales increased from 46.1% of sales in 2012 to 46.3% of sales in 2013. The increase in Enterprise Networks cost of sales as a percentage of sales was primarily attributable to customer price movements to achieve market share position and the impact of cost allocations between divisions, partially offset by higher cost absorption due to the higher production volumes.

An important part of our strategy is to reduce the product cost of each succeeding product generation and then to lower the product’s price based on the cost savings achieved. This may cause variations in our gross profit percentage due to timing differences between the recognition of cost reductions and the lowering of product selling prices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 3.8% from $134.5 million in 2012 to $129.4 million in 2013. Selling, general and administrative expenses include personnel costs for administration, finance, information systems, human resources, sales and marketing, and general management, as well as rent, utilities, legal and accounting expenses, bad debt expense, advertising, promotional material, trade show expenses, and related travel costs. The decrease in selling, general and administrative expenses is primarily related to decreases in professional services, legal services and travel expenses, which were higher in 2012 due to pre-acquisition activities related to the acquired broadband access business, and decreased independent contractor expense.

Selling, general and administrative expenses as a percentage of sales decreased from 21.7% for the year ended December 31, 2012 to 20.2% for the year ended December 31, 2013. Selling, general and administrative expenses as a percentage of sales will generally fluctuate whenever there is a significant fluctuation in revenues for the periods being compared.

Research and Development Expenses

Research and development expenses increased 4.1% from $126.0 million in 2012 to $131.1 million in 2013. The increase in research and development expenses is primarily attributable to increases in staffing and fringe benefit costs due to increased headcount related to the broadband access business acquired on May 4, 2012, increases in amortization of acquired intangible assets and depreciation of acquired fixed assets, partially offset by a decrease in independent contractor expenses.

Research and development expenses as a percentage of sales increased from 20.3% for the year ended December 31, 2012 to 20.4% for the year ended December 31, 2013. Research and development expenses as a percentage of sales will fluctuate whenever there are incremental product development activities or a significant fluctuation in revenues for the periods being compared.

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

Interest and Dividend Income

Interest and dividend income decreased from $7.7 million in 2012 to $7.0 million in 2013. The decrease in interest and dividend income is primarily attributable to a reduction in the average rate of return on our investments as well as a decrease in our average investment balances.

Interest Expense

Interest expense remained consistent at $2.3 million in 2012 and 2013, as we had no substantial change in our fixed rate borrowings. See “Liquidity and Capital Resources” below for additional information.

Net Realized Investment Gain

Net realized investment gain decreased from $9.6 million in 2012 to $8.6 million in 2013. The decrease in realized investment gains is primarily attributable to lower gains from the sale of equity securities in 2013. See “Investing Activities” in “Liquidity and Capital Resources” below for additional information.

Other Income (Expense), net

Other income (expense), net, comprised primarily of miscellaneous income, gains and losses on foreign currency transactions, investment account management fees, and gains or losses on the disposal of property, plant and equipment occurring in the normal course of business, changed from $0.2 million of income in 2012 to $0.9 million of expense in 2013.

Income Taxes

Our effective tax rate decreased from 35.2% in 2012 to 24.7% in 2013. The decrease in the effective tax rate between the two periods is primarily attributable to an acquired business that incurred losses in the prior year for which no tax benefit was recognized and the improved profitability of that business in the current year, the net effect of recording the benefit for the research tax credit for the 2012 tax year in January 2013 pursuant to the American Taxpayer Relief Act of 2012, and the inclusion of the benefit of the estimated 2013 research tax credit in the estimated annual effective rate for 2013.

Net Income

As a result of the above factors, net income decreased from $47.3 million in 2012 to $45.8 million in 2013. As a percentage of sales, net income decreased from 7.6% in 2012 to 7.1% in 2013.

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

Selling, general and administrative expenses as a percentage of sales increased from 17.4% for the year ended December 31, 2011 to 21.7% for the year ended December 31, 2012. Selling, general and administrative expenses as a percentage of sales will generally fluctuate whenever there is a significant fluctuation in revenues for the periods being compared.

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

Net Realized Investment Gain

Net realized investment gain decreased from $12.5 million in 2011 to $9.6 million in 2012. This change is primarily related to a $1.3 million decrease related to sales of marketable equity securities and impaired marketable equity securities, a $0.6 million decrease in distributions from two private equity funds, and a $0.6 million increase in impairment of deferred compensation plan assets. See “Investing Activities” in “Liquidity and Capital Resources” below for additional information.

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

Liquidity and Capital Resources

Liquidity

We intend to finance our operations with cash flow from operations. We have used, and expect to continue to use, the cash generated from operations for working capital, purchases of treasury stock, shareholder dividends, and other general corporate purposes, including (i) product development activities to enhance our existing products and develop new products and (ii) expansion of sales and marketing activities. We believe our cash and cash equivalents, investments and cash generated from operations to be adequate to meet our operating and capital needs for at least the next 12 months.

At December 31, 2013, cash on hand was $58.3 million and short-term investments were $105.8 million, which placed our short-term liquidity at $164.1 million. At December 31, 2012, our cash on hand of $68.5 million and short-term investments of $160.5 million placed our short-term liquidity at $228.9 million. The decrease in short-term liquidity from 2012 to 2013 primarily reflects funds used for share repurchases, shareholder dividends, and equipment acquisitions, partially offset by funds provided by our operating activities, and proceeds from stock option exercises.

Operating Activities

Our working capital, which consists of current assets less current liabilities, decreased 17.9% from $338.0 million as of December 31, 2012 to $277.3 million as of December 31, 2013. The quick ratio, defined as cash and cash equivalents, short-term investments, and net accounts receivable, divided by current liabilities, decreased from 2.93 as of December 31, 2012 to 2.44 as of December 31, 2013. The current ratio, defined as current assets divided by current liabilities, decreased from 4.20 as of December 31, 2012 to 3.71 as of December 31, 2013. The changes in our working capital, quick ratio and current ratio are primarily attributable to a decrease in short-term investments, which proceeds were primarily used to fund share repurchases during the year.

Net accounts receivable increased 7.7% from $79.7 million at December 31, 2012 to $85.8 million at December 31, 2013. Our allowance for doubtful accounts increased from $6 thousand at December 31, 2012 to $130 thousand at December 31, 2013. Quarterly accounts receivable days sales outstanding (DSO) decreased from 52 days as of December 31, 2012 to 50 days as of December 31, 2013. The change in net accounts receivable and DSO is due to changes in customer mix and the timing of sales and collections during the quarter. Certain international customers can have longer payment terms than U.S. customers. Other receivables increased from $16.3 million at December 31, 2012 to $18.2 million at December 31, 2013. At December 31, 2013 and 2012, other receivables included an estimated receivable due from NSN related to working capital adjustments under negotiation. Other receivables will also fluctuate due to the timing of shipments and collections for materials supplied to our contract manufacturers during the quarter.

Quarterly inventory turnover increased from 2.8 turns as of December 31, 2012 to 3.6 turns as of December 31, 2013. Inventory decreased 11.1% from December 31, 2012 to December 31, 2013. We expect inventory levels to fluctuate as we attempt to maintain sufficient inventory in response to seasonal cycles of our business ensuring competitive lead times while managing the risk of inventory obsolescence that may occur due to rapidly changing technology and customer demand.

Accounts payable increased 14.5% from $42.2 million at December 31, 2012 to $48.3 million at December 31, 2013. Accounts payable will fluctuate due to variations in the timing of the receipt of supplies, inventory and services and our subsequent payments for these purchases.

Investing Activities

Capital expenditures totaled approximately $8.2 million, $12.3 million and $11.8 million for the years ended December 31, 2013, 2012 and 2011, respectively. These expenditures were primarily used to purchase computer hardware, software and manufacturing and test equipment.

On May 4, 2012, we acquired the NSN BBA business. This acquisition provides us with an established customer base in key markets and complementary, market-focused products and was accounted for as a business combination. Upon acquisition, we received a cash payment of $7.5 million from NSN and recorded a bargain purchase gain of $1.8 million, net of income taxes, subject to customary working capital adjustments between the parties during the three months ended June 30, 2012. We are currently negotiating the final working capital adjustments in accordance with the provisions of the underlying purchase agreement.

Our combined short-term and long-term investments decreased $78.2 million from $493.2 million at December 31, 2012 to $415.0 million at December 31, 2013. This decrease reflects the impact of our cash needs for share repurchases, shareholder dividends, equipment acquisitions, as well as net realized and unrealized losses and amortization of net premiums on our combined investments, partially offset by additional funds available for investment provided by our operating activities and stock option exercises by our employees.

We invest all available cash not required for immediate use in operations primarily in securities that we believe bear minimal risk of loss. At December 31, 2013 these investments included corporate bonds of $166.9 million, municipal fixed-rate bonds of $136.3 million and municipal variable rate demand notes of $8.3 million. At December 31, 2012, these investments included corporate bonds of $186.4 million, municipal fixed-rate bonds of $175.1 million and municipal variable rate demand notes of $34.4 million. As of December 31, 2013, our corporate bonds, municipal fixed-rate bonds, and municipal variable rate demand notes were classified as available-for-sale and had a combined duration of 0.95 years with an average credit rating of A+. Because our bond portfolio has a high quality rating and contractual maturities of a short duration, we are able to obtain prices for these bonds derived from observable market inputs, or for similar securities traded in an active market, on a daily basis.

Our long-term investments decreased 7.1% from $332.7 million at December 31, 2012 to $309.2 million at December 31, 2013. Long-term investments at December 31, 2013 and December 31, 2012 included an investment in a certificate of deposit of $48.3 million, which serves as collateral for our revenue bonds, as discussed below. We have various equity investments included in long-term investments at a cost of $24.7 million and $21.0 million, and with a fair value of $38.5 million and $35.2 million, at December 31, 2013 and December 31, 2012, respectively.

Long-term investments at December 31, 2013 and 2012 also included $15.1 million and $11.5 million, respectively, related to our deferred compensation plan, and $1.7 million and $1.9 million, respectively, of other investments carried at cost, consisting of interests in two private equity funds and an investment in a privately held telecommunications equipment manufacturer. At December 31, 2012, long-term investments also included $0.5 million of a fixed income bond fund.

We review our investment portfolio for potential “other-than-temporary” declines in value on an individual investment basis. We assess, on a quarterly basis, significant declines in value which may be considered other-than-temporary and, if necessary, recognize and record the appropriate charge to write-down the carrying value of such investments. In making this assessment, we take into consideration qualitative and quantitative information, including but not limited to the following: the magnitude and duration of historical declines in market prices, credit rating activity, assessments of liquidity, public filings, and statements made by the issuer. We generally begin our identification of potential other-than-temporary impairments by reviewing any security with a fair value that has declined from its original or adjusted cost basis by 25% or more for six or more consecutive months. We then evaluate the individual security based on the previously identified factors to determine the amount of the write-down, if any. As a result of our review, we recorded an other-than-temporary impairment charge of $11 thousand during the fourth quarter of 2013 related to four marketable equity securities. For the years ended December 31, 2013, 2012 and 2011 we recorded charges of $25 thousand, $0.7 million and $68 thousand, respectively, related to the other-than-temporary impairment of certain publicly traded equity securities and our deferred compensation plan assets.

Financing Activities

In conjunction with an expansion of our Huntsville, Alabama, facility, we were approved for participation in an incentive program offered by the State of Alabama Industrial Development Authority (the “Authority”). Pursuant to the program, on January 13, 1995, the Authority issued $20.0 million of its taxable revenue bonds and loaned the proceeds from the sale of the bonds to ADTRAN. The bonds were originally purchased by AmSouth Bank of Alabama, Birmingham, Alabama (the “Bank”). Wachovia Bank, N.A., Nashville, Tennessee (formerly First Union National Bank of Tennessee) (the “Bondholder”), which was acquired by Wells Fargo & Company on December 31, 2008, purchased the original bonds from the Bank and made further advances to the Authority, bringing the total amount outstanding to $50.0 million. An Amended and Restated Taxable Revenue Bond (“Amended and Restated Bond”) was issued and the original financing agreement was amended. The Amended and Restated Bond bears interest, payable monthly. The interest rate is 5% per annum. The Amended and Restated Bond matures on January 1, 2020. The estimated fair value of the bond at December 31, 2013 was approximately $45.4 million, based on a debt security with a comparable interest rate and maturity and a Standard & Poor’s credit rating of A-. We are required to make payments to the Authority in amounts necessary to pay the interest on the Amended and Restated Bond. Included in long-term investments at December 31, 2013 is $48.3 million which is invested in a restricted certificate of deposit. These funds serve as a collateral deposit against the principal of this bond, and we have the right to set-off the balance of the Bond with the collateral deposit in order to reduce the balance of the indebtedness.

In conjunction with this program, we are eligible to receive certain economic incentives from the state of Alabama that reduce the amount of payroll withholdings that we are required to remit to the state for those employment positions that qualify under the program. For the years ended December 31, 2013, 2012 and 2011, we realized economic incentives related to payroll withholdings totaling $1.3 million, $1.4 million and $1.9 million, respectively.

We did not make a principal payment for the year-ended December 31, 2013. We made a principal payment of $0.5 million for the year ended December 31, 2012. We anticipate making a principal payment in 2014. At December 31, 2013 and 2012, $0.3 million and $0.5 million, respectively, of the bond debt were classified as a current liability in accounts payable in the Consolidated Balance Sheets at December 31, 2013.

The following table shows dividends paid to our shareholders in each quarter of 2013, 2012 and 2011. During 2013, 2012 and 2011, we paid shareholder dividends totaling $21.4 million, $22.8 million and $23.1 million, respectively. The Board of Directors presently anticipates that it will declare a regular quarterly dividend so long as the present tax treatment of dividends exists and adequate levels of liquidity are maintained.

Dividends per Common Share

	2013	2012	2011
First Quarter	$0.09	$0.09	$0.09
Second Quarter	$0.09	$0.09	$0.09
Third Quarter	$0.09	$0.09	$0.09
Fourth Quarter	$0.09	$0.09	$0.09

Stock Repurchase Program

Since 1997, our Board of Directors has approved multiple share repurchase programs that have authorized open market repurchase transactions of up to 35 million shares of our common stock. On May 1, 2013, our Board of Directors authorized the repurchase of an additional 5.0 million shares of our common stock (bringing the total shares authorized for repurchase to 40 million), which commenced upon completion of the repurchase plan announced on October 11, 2011. This new authorization is being implemented through open market or private purchases from time to time as conditions warrant. For the years 2013, 2012 and 2011, we repurchased 5.6 million shares, 1.8 million shares and 1.1 million shares, respectively, for a cost of $124.3 million, $39.4 million and $35.6 million, respectively, at an average price of $22.16, $22.03 and $31.97 per share, respectively. We currently have the authority to purchase an additional 3.5 million shares of our common stock under the current plan approved by the Board of Directors.

Stock Option Exercises

To accommodate employee stock option exercises, we issued 0.2 million shares of treasury stock for $3.6 million during the year ended December 31, 2013, 0.4 million shares of treasury stock for $6.0 million during the year ended December 31, 2012, and 1.8 million shares of treasury stock for $34.1 million during the year ended December 31, 2011.

Off-Balance Sheet Arrangements and Contractual Obligations

We do not have off-balance sheet financing arrangements and have not engaged in any related party transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources.

We have various contractual obligations and commercial commitments. The following table sets forth, in millions, the annual payments we are required to make under contractual cash obligations and other commercial commitments at December 31, 2013.

Contractual Obligations

(In millions)	Total	2014	2015	2016	2017	After 2017
Long-term debt	$46.5	$0.3	$—	$—	$—	$46.2
Interest on long-term debt	14.0	2.3	2.3	2.3	2.3	4.8
Purchase obligations	75.0	74.9	0.1	—	—	—
Operating lease obligations	13.5	4.5	3.6	2.5	2.2	0.7

Totals	$149.0	$82.0	$6.0	$4.8	$4.5	$51.7

We are required to make payments necessary to pay the interest on the Taxable Revenue Bond, Series 1995, as amended, currently outstanding in the aggregate principal amount of $46.5 million. The bond matures on January 1, 2020, and bears interest at the rate of 5% per annum. Included in long-term investments are $48.3 million of restricted funds, which is a collateral deposit against the principal amount of this bond. We did not make a principal payment for the year-ended December 31, 2013. We made a principal payment of $0.5 million for the year ended December 31, 2012. We anticipate making a principal payment in 2014. At December 31, 2013 and 2012, $0.3 million and $0.5 million, respectively, of the bond debt were classified as a current liability in accounts payable in the Consolidated Balance Sheets at December 31, 2013. See Note 9 of Notes to Consolidated Financial Statements for additional information.

We have committed to invest up to an aggregate of $7.9 million in two private equity funds, and we have contributed $8.4 million as of December 31, 2013, of which $7.7 million has been applied to these commitments. The additional $0.2 million commitment has been excluded from the table above due to uncertainty of when it will be applied.

We also have obligations related to uncertain income tax positions that have been excluded from the table above due to the uncertainty of when the related expense will be recognized. See Note 10 of Notes to Consolidated Financial Statements for additional information.

Effect of Recent Accounting Pronouncements

During 2013, we adopted the following accounting standards, which had no material effect on our consolidated results of operations or financial condition:

In February 2013, the FASB issued Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02). ASU 2013-02 requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component either on the face of the financial statements or in the footnotes. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. This update is effective prospectively for reporting periods beginning after December 15, 2012. We adopted this amendment during the first quarter of 2013, and we have provided the disclosures required for the years ended December 31, 2013, 2012 and 2011 in Note 1 of Notes to Consolidated Financial Statements.

Subsequent Events

On January 21, 2014, the Board declared a quarterly cash dividend of $0.09 per common share to be paid to shareholders of record at the close of business on February 6, 2014. The quarterly dividend payment was $5.1 million and was paid on February 20, 2014.

In February 2014, we made a decision to make a $16.5 million principal payment on the Amended and Restated Bond. The restricted certificate of deposit included in our long-term investments will be reduced by the amount of the payment. We anticipate this payment will be made during the first quarter of 2014.

Since January 1, 2014 and as of February 27, 2014, we have repurchased 0.4 million shares of our common stock through open market purchases at an average cost of $25.13 per share. We currently have the authority to purchase an additional 3.1 million shares of our common stock under the current plan approved by the Board of Directors.

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

We maintain depository investments with certain financial institutions. Although these depository investments may exceed government insured depository limits, we have evaluated the credit worthiness of these financial institutions, and determined the risk of material financial loss due to exposure of such credit risk to be minimal. As of December 31, 2013, $53.5 million of our cash and cash equivalents, primarily certain domestic money market funds and foreign depository accounts, were in excess of government provided insured depository limits.

As of December 31, 2013, approximately $329.3 million of our cash and investments may be directly affected by changes in interest rates. We have performed a hypothetical sensitivity analysis assuming market interest rates increase or decrease by 50 basis points (bps) for an entire year, while all other variables remain constant. At December 31, 2013, we held $144.2 million of cash, money market instruments, floating rate corporate bonds and municipal variable rate demand notes where a change in interest rates would impact our interest income. A hypothetical 50 bps decline in interest rates as of December 31, 2013 would reduce annualized interest income on our cash, money market instruments, floating rate corporate bonds and municipal variable rate demand notes by approximately $0.7 million. In addition, we held $303.2 million of municipal and corporate bonds whose fair values may be directly affected by a change in interest rates. A hypothetical 50 bps increase in interest rates as of December 31, 2013 would reduce the fair value of our municipal and corporate bonds by approximately $1.4 million.

As of December 31, 2012, interest income on approximately $412.5 million of our cash and investments was subject to being directly affected by changes in interest rates. We performed a hypothetical sensitivity analysis assuming market interest rates increase or decrease by 50 bps for an entire year, while all other variables remain constant. A hypothetical 50 bps decline in interest rates as of December 31, 2012 would have reduced annualized interest income on our money market instruments and municipal variable rate demand notes by approximately $0.6 million. In addition, a hypothetical 50 bps increase in interest rates as of December 31, 2012 would have reduced the fair value of our municipal and corporate bonds by approximately $1.7 million.

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

We have certain international customers who are invoiced in their local currency. Changes in the monetary exchange rates used to invoice such customers versus the functional currency of the entity billing such customers may adversely affect our results of operations and financial condition. To manage the volatility relating to these typical business exposures, we may enter into various derivative transactions, when appropriate. We do not hold or issue derivative instruments for trading or other speculative purposes. The Yen and Riyal are the predominant currencies of the customers who are billed in their local currency. Taking into account the effects of foreign currency fluctuations of the Yen and Riyal versus the Euro, a hypothetical 10% weakening of the Euro as of December 31, 2013 would provide a gain on foreign currency of approximately $0.4 million. Conversely, a hypothetical 10% strengthening of the Euro as of December 31, 2013 would provide a loss on foreign currency of approximately $0.4 million. Any gain or loss would be significantly mitigated by the hedges discussed in the following paragraph.

As of December 31, 2013, we had no material contracts, other than accounts receivable, accounts payable, and loans to a subsidiary, denominated in foreign currencies. As of December 31, 2013, we had forward contracts outstanding with notional amounts totaling €18.5 million ($25.5 million), which mature at various times throughout 2014. The fair value of these forward contracts was a net asset of approximately $3 thousand as of December 31, 2013.

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

Management assessed the effectiveness of ADTRAN’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992).

Based on our assessment and those criteria, management has concluded that ADTRAN maintained effective internal control over financial reporting as of December 31, 2013.

The effectiveness of our internal control over financial reporting has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders of ADTRAN, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of ADTRAN, Inc. and its subsidiaries at December 31, 2013 and December 31, 2012 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report On Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Birmingham, Alabama

February 27, 2014

Financial Statements

ADTRAN, INC.

Consolidated Balance Sheets (In thousands, except per share amounts)

December 31, 2013 and 2012

	2013	2012
ASSETS
Current Assets
Cash and cash equivalents	$58,298	$68,457
Short-term investments	105,760	160,481
Accounts receivable, less allowance for doubtful accounts of $130 and $6 at December 31, 2013 and 2012, respectively	85,814	79,675
Other receivables	18,249	16,253
Inventory, net	90,111	101,377
Prepaid expenses	4,325	4,148
Deferred tax assets, net	17,083	13,055

Total Current Assets	379,640	443,446
Property, plant and equipment, net	76,739	80,246
Deferred tax assets, net	9,622	10,261
Goodwill	3,492	3,492
Other assets	11,180	13,482
Long-term investments	309,225	332,729

Total Assets	$789,898	$883,656

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$48,282	$42,173
Unearned revenue	22,205	35,326
Accrued expenses	12,776	11,735
Accrued wages and benefits	14,040	15,022
Income tax payable, net	5,002	1,211

Total Current Liabilities	102,305	105,467
Non-current unearned revenue	14,643	22,377
Other non-current liabilities	22,144	17,406
Bonds payable	46,200	46,000

Total Liabilities	185,292	191,250
Commitments and contingencies (see Note 13)
Stockholders’ Equity
Common stock, par value $0.01 per share; 200,000 shares authorized; 79,652 shares issued and 56,918 shares outstanding at December 31, 2013 and 79,652 shares issued and 62,310 shares outstanding at December 31, 2012	797	797
Additional paid-in capital	233,511	224,517
Accumulated other comprehensive income	10,753	11,268
Retained earnings	884,451	861,465
Less treasury stock at cost: 22,734 and 17,342 shares at December 31, 2013 and 2012, respectively	(524,906)	(405,641)

Total Stockholders’ Equity	604,606	692,406

Total Liabilities and Stockholders’ Equity	$789,898	$883,656

See notes to consolidated financial statements.

ADTRAN, INC.

Consolidated Statements of Income (In thousands, except per share amounts)

Years ended December 31, 2013, 2012 and 2011

	2013	2012	2011
Sales	$641,744	$620,614	$717,229
Cost of sales	332,858	303,971	302,911

Gross Profit	308,886	316,643	414,318
Selling, general and administrative expenses	129,366	134,523	124,879
Research and development expenses	131,055	125,951	100,301

Operating Income	48,465	56,169	189,138
Interest and dividend income	7,012	7,657	7,642
Interest expense	(2,325)	(2,347)	(2,398)
Net realized investment gain	8,614	9,550	12,454
Other income (expense), net	(911)	183	(694)
Gain on bargain purchase of a business	—	1,753	—

Income before provision for income taxes	60,855	72,965	206,142
Provision for income taxes	(15,061)	(25,702)	(67,565)

Net Income	$45,794	$47,263	$138,577

Weighted average shares outstanding – basic	59,001	63,259	64,145
Weighted average shares outstanding – diluted	59,424	63,774	65,416
Earnings per common share – basic	$0.78	$0.75	$2.16
Earnings per common share – diluted	$0.77	$0.74	$2.12

See notes to consolidated financial statements.

ADTRAN, INC.

Consolidated Statements of Comprehensive Income (In thousands)

Years ended December 31, 2013, 2012 and 2011

	2013	2012	2011
Net Income	$45,794	$47,263	$138,577

Other Comprehensive Loss, net of tax:
Net unrealized gains (losses) on available-for-sale securities	629	(52)	(13,692)
Defined benefit plan adjustments	1,061	(1,952)	—
Foreign currency translation	(2,205)	170	(154)

Other Comprehensive Loss, net of tax	$(515)	$(1,834)	$(13,846)

Comprehensive Income, net of tax	$45,279	$45,429	$124,731

See notes to consolidated financial statements.

ADTRAN, INC.

Consolidated Statements of Changes in Stockholders’ Equity (In thousands)

Years ended December 31, 2013, 2012 and 2011

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance, December 31, 2010	79,652	$797	$193,866	$731,962	$(381,251)	$26,948	$572,322
Net income				138,577			138,577
Other comprehensive loss, net of tax						(13,846)	(13,846)
Dividend payments				(23,124)			(23,124)
Dividends accrued for unvested restricted stock units				(52)			(52)
Stock options exercised				(6,345)	40,470		34,125
Restricted stock units vested				(812)	812		—
Purchase of treasury stock: 1,112 shares					(35,565)		(35,565)
Income tax benefit from exercise of stock options			10,525				10,525
Stock-based compensation expense			9,169				9,169

Balance, December 31, 2011	79,652	$797	$213,560	$840,206	$(375,534)	$13,102	$692,131
Net income				47,263			47,263
Other comprehensive loss, net of tax						(1,834)	(1,834)
Dividend payments				(22,813)			(22,813)
Dividends accrued for unvested restricted stock units				15			15
Stock options exercised				(2,659)	8,708		6,049
Restricted stock units vested			(212)	(547)	547		(212)
Purchase of treasury stock: 1,786 shares					(39,362)		(39,362)
Income tax benefit from exercise of stock options			1,905				1,905
Stock-based compensation expense			9,264				9,264

Balance, December 31, 2012	79,652	$797	$224,517	$861,465	$(405,641)	$11,268	$692,406
Net income				45,794			45,794
Other comprehensive loss, net of tax						(515)	(515)
Dividend payments				(21,412)			(21,412)
Dividends accrued for unvested restricted stock units				(23)			(23)
Stock options exercised				(762)	4,391		3,629
Restricted stock units vested			(248)	(611)	611		(248)
Purchase of treasury stock: 5,608 shares					(124,267)		(124,267)
Income tax benefit from exercise of stock options			169				169
Stock-based compensation expense			9,073				9,073

Balance, December 31, 2013	79,652	$797	$233,511	$884,451	$(524,906)	$10,753	$604,606

We issued 217 shares, 393 shares and 1,813 shares of treasury stock to accommodate employee stock option exercises, vesting of restricted stock, and vesting of restricted stock units during 2013, 2012 and 2011, respectively. During 2011, we received 7 shares, previously held by employees for at least six months as payment of the exercise price for employee stock options. None of the transactions with respect to these shares were made in the open market. The average price paid per share with respect to these transactions was based on the closing price of the common stock on the NASDAQ Global Select Market on the date of the transaction. There were no such transactions during 2012 and 2013.

See notes to consolidated financial statements.

ADTRAN, INC.

Consolidated Statements of Cash Flows (In thousands)

Years ended December 31, 2013, 2012 and 2011

	2013	2012	2011
Cash flows from operating activities
Net income	$45,794	$47,263	$138,577
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,628	14,079	11,499
Amortization of net premium on available-for-sale investments	5,956	8,257	6,617
Net realized gain on long-term investments	(8,614)	(9,550)	(12,454)
Net (gain) loss on disposal of property, plant and equipment	3	(214)	6
Gain on bargain purchase of a business	—	(1,753)	—
Stock-based compensation expense	9,073	9,264	9,169
Deferred income taxes	(4,058)	(3,785)	575
Tax benefit from stock option exercises	169	1,905	10,525
Excess tax benefits from stock-based compensation arrangements	(158)	(1,456)	(9,373)
Change in operating assets and liabilities:
Accounts receivable, net	(5,541)	(2,847)	(4,939)
Other receivables	(1,549)	2,977	(5,781)
Income tax receivable, net	—	—	2,741
Inventory	10,265	8,333	(12,734)
Prepaid expenses and other assets	(11)	(1,045)	522
Accounts payable	5,206	7,510	6,044
Accrued expenses and other liabilities	(15,146)	8,895	6,309
Income taxes payable, net	3,747	(1,960)	3,169

Net cash provided by operating activities	59,764	85,873	150,472

Cash flows from investing activities
Purchases of property, plant and equipment	(8,173)	(12,320)	(11,778)
Proceeds from disposals of property, plant and equipment	—	266	—
Proceeds from sales and maturities of available-for-sale investments	343,567	282,039	466,243
Purchases of available-for-sale investments	(261,625)	(282,740)	(554,629)
Acquisition of business, net of cash acquired	—	7,496	(22,661)

Net cash provided by (used in) investing activities	73,769	(5,259)	(122,825)

Cash flows from financing activities
Proceeds from stock option exercises	3,629	6,049	34,125
Purchases of treasury stock	(124,267)	(39,362)	(35,565)
Dividend payments	(21,412)	(22,813)	(23,124)
Payments on long-term debt	—	(500)	(1,000)
Excess tax benefits from stock-based compensation arrangements	158	1,456	9,373

Net cash used in financing activities	(141,892)	(55,170)	(16,191)

Net increase (decrease) in cash and cash equivalents	(8,359)	25,444	11,456
Effect of exchange rate changes	(1,800)	34	(154)
Cash and cash equivalents, beginning of year	68,457	42,979	31,677

Cash and cash equivalents, end of year	$58,298	$68,457	$42,979

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$2,325	$2,348	$2,396
Cash paid during the year for income taxes	$15,431	$31,021	$51,402
Supplemental disclosure of non-cash investing activities
Purchases of property, plant and equipment included in accounts payable	$444	$108	$353

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1 – Nature of Business and Summary of Significant Accounting Policies

ADTRAN, Inc. is a leading global provider of networking and communications equipment. Our solutions enable voice, data, video and Internet communications across a variety of network infrastructures. These solutions are deployed by some of the world’s largest service providers, distributed enterprises and small and medium-sized businesses, public and private enterprises, and millions of individual users worldwide.

Principles of Consolidation

Our consolidated financial statements include ADTRAN and its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

Changes in Classifications

Certain balance sheet amounts (including inventory, accounts receivable, unearned revenue and accrued expenses) and related disclosures have been revised to correct immaterial misclassifications in 2012 that were corrected in 2013. The revisions decreased both total assets and total liabilities each by $2.7 million at December 31, 2012. The revisions had no impact on our previously reported stockholders’ equity, income statement, comprehensive income, or earnings per share. Additionally, we corrected immaterial misclassifications between the operating and investing sections of our consolidated statements of cash flows and adjusted our 2012 and 2011 cash flows in these categories by $0.2 million and $0.1 million, respectively, in order to be consistent with the 2013 presentation.

Additionally, changes in classifications have been made to the prior period balances in other comprehensive income to conform to the current period’s presentation as a result of our adoption of Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Comprehensive Income.

Out of Period Adjustment

During the year ended December 31, 2013, we identified two adjustments in the acquired NSN (formerly Nokia Siemens Networks) Broadband Access business (NSN BBA business) relating to customer payment discounts for one customer, and recoverable VAT taxes on certain vendor freight invoices that should have been recorded in prior periods. These adjustments resulted from a $0.4 million understatement of net income in 2012. We evaluated the impact of the adjustments on the results of our previously issued financial statements for the prior period affected and concluded that the impact was not material. We also evaluated the impact of the cumulative effect of the adjustments in the current year and concluded that the impact was not material to our results for the year 2013. Accordingly, during the year ended December 31, 2013 we recorded an out of period adjustment to correct these issues.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expense during the reporting period. Our more significant estimates include the obsolete and excess inventory reserves, warranty reserves, customer rebates, determination of the deferred revenue components of multiple element sales agreements, estimated costs to complete obligations associated with deferred revenues, estimated income tax provision and income tax contingencies, the fair value of stock-based compensation, impairment of goodwill, valuation and estimated lives of intangible assets, estimated working capital adjustments under negotiation related to the NSN BBA business acquisition, estimated pension liability, fair value of investments, and the evaluation of other-than-temporary declines in the value of investments. Actual amounts could differ significantly from these estimates.

Cash and Cash Equivalents

Cash and cash equivalents represent demand deposits, money market funds, and short-term investments classified as available-for-sale with original maturities of three months or less. We maintain depository investments with certain financial institutions. Although these depository investments may exceed government insured depository limits, we have evaluated the credit worthiness of these applicable financial institutions, and determined the risk of material financial loss due to the exposure of such credit risk to be minimal. As of December 31, 2013, $53.5 million of our cash and cash equivalents, primarily certain domestic money market funds and foreign depository accounts, were in excess of government provided insured depository limits.

Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the immediate or short-term maturity of these financial instruments. The carrying amount reported for bonds payable was $46.5 million, compared to an estimated fair value of $45.4 million, based on a debt security with a comparable interest rate and maturity and a Standard & Poor’s credit rating of A-.

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

Long-term investments represent a restricted certificate of deposit held at cost, municipal fixed-rate bonds, corporate bonds, a fixed income bond fund, marketable equity securities, and other equity investments. Marketable equity securities are reported at fair value as determined by the most recently traded price of the securities at the balance sheet date, although the securities may not be readily marketable due to the size of the available market. Unrealized gains and losses, net of tax, are reported as a separate component of stockholders’ equity. Realized gains and losses on sales of securities are computed under the specific identification method and are included in current income. We periodically review our investment portfolio for investments considered to have sustained an other-than-temporary decline in value. Impairment charges for other-than-temporary declines in value are recorded as realized losses in the accompanying consolidated statements of income. All of our investments at December 31, 2013 and 2012 are classified as available-for-sale securities. See Note 4 of Notes to Consolidated Financial Statements for additional information.

Accounts Receivable

We record accounts receivable at net realizable value. Prior to issuing payment terms to a new customer, we perform a detailed credit review of the customer. Credit limits are established for each new customer based on the results of this credit review. Payment terms are established for each new customer, and collection experience is reviewed periodically in order to determine if the customer’s payment terms and credit limits need to be revised. At December 31, 2013, one customer accounted for 13.1% of our total accounts receivable. At December 31, 2012, one customer accounted for 10.4% of our total accounts receivable.

We maintain an allowance for doubtful accounts for losses resulting from the inability of our customers to make required payments. We regularly review the allowance for doubtful accounts and consider factors such as the age of accounts receivable balances, the current economic conditions that may affect a customer’s ability to pay, significant one-time events and our historical experience. If the financial condition of a customer deteriorates, resulting in an impairment of their ability to make payments, we may be required to record an allowance for doubtful accounts. If circumstances change with regard to individual receivable balances that have previously been determined to be uncollectible (and for which a specific reserve has been established), a reduction in our allowance for doubtful accounts may be required. Our allowance for doubtful accounts was $130 thousand at December 31, 2013 and $6 thousand at December 31, 2012.

Other Receivables

Other receivables are comprised primarily of amounts due from subcontract manufacturers for product component transfers, accrued interest on investments and on a restricted certificate of deposit, and amounts due from employee stock option exercises. At December 31, 2013 and 2012, other receivables also included an estimated receivable due from NSN related to working capital adjustments that are currently under negotiation.

Inventory

Inventory is carried at the lower of cost or market, with cost being determined using the first-in, first-out method. Standard costs for material, labor and manufacturing overhead are used to value inventory. Standard costs are updated at least quarterly; therefore, inventory costs approximate actual costs at the end of each reporting period. We establish reserves for estimated excess, obsolete or unmarketable inventory equal to the difference between the cost of the inventory and the estimated fair value of the inventory based upon assumptions about future demand and market conditions. When we dispose of excess and obsolete inventories, the related write-downs are charged against the inventory reserve. See Note 6 of Notes to Consolidated Financial Statements for additional information.

Property, Plant and Equipment

Property, plant and equipment, which is stated at cost, is depreciated using the straight-line method over the estimated useful lives of the assets. We depreciate building and land improvements from five to 39 years, office machinery and equipment from three to seven years, engineering machinery and equipment from three to seven years, and computer software from three to five years. Expenditures for repairs and maintenance are charged to expense as incurred. Betterments that materially prolong the lives of the assets are capitalized. The cost of assets retired or otherwise disposed of and the related accumulated depreciation are removed from the accounts, and the gain or loss on such disposition is included in other income (expense), net in the accompanying consolidated statements of income. See Note 7 of Notes to Consolidated Financial Statements for additional information.

Liability for Warranty

Our products generally include warranties of 90 days to ten years for product defects. We accrue for warranty returns at the time revenue is recognized based on our estimate of the cost to repair or replace the defective products. We engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers. Our products continue to become more complex in both size and functionality as many of our product offerings migrate from line card applications to systems products. The increasing complexity of our products will cause warranty incidences, when they arise, to be more costly. Our estimates regarding future warranty obligations may change due to product failure rates, material usage, and other rework costs incurred in correcting a product failure. In addition, from time to time, specific warranty accruals may be recorded if unforeseen problems arise. Should our actual experience relative to these factors be worse than our estimates, we will be required to record additional warranty expense. Alternatively, if we provide for more reserves than we require, we will reverse a portion of such provisions in future periods. The liability for warranty obligations totaled $9.0 million and $9.7 million at December 31, 2013 and 2012, respectively. These liabilities are included in accrued expenses in the accompanying consolidated balance sheets.

A summary of warranty expense and write-off activity for the years ended December 31, 2013 and 2012 is as follows:

Year Ended December 31,	2013	2012
(In thousands)
Balance at beginning of period	$9,653	$4,118
Plus: Amounts charged to cost and expenses	4,051	5,363
Amounts assumed on acquisition	—	3,781
Less: Deductions	(4,727)	(3,609)

Balance at end of period	$8,977	$9,653

Pension Benefit Plan Obligations

As a result of our acquisition of the NSN BBA business, we assumed a defined benefit pension plan covering employees in certain foreign countries. Pension benefit plan obligations are based on various assumptions used by our actuaries in calculating these amounts. These assumptions include discount rates, compensation rate increases, expected return on plan assets, retirement rates and mortality rates. Actual results that differ from the assumptions and changes in assumptions could affect future expenses and obligations.

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

Under the provisions of our approved plans, we made grants of performance-based restricted stock units to five of our executive officers in 2013, 2012 and 2011. The restricted stock units are subject to a market condition based on the relative total shareholder return of ADTRAN against all the companies in the NASDAQ Telecommunications Index and vest at the end of a three-year performance period. The restricted stock units are converted into shares of common stock upon vesting. Depending on the relative total shareholder return over the performance period, the executive officers may earn from 0% to 150% of the number of restricted stock units granted. The fair value of the award is based on the market price of our common stock on the date of grant, adjusted for the expected outcome of the impact of market conditions using a Monte Carlo Simulation valuation method. The recipients of the restricted stock units also earn dividend credits during the performance period, which will be paid in cash upon the issuance of common stock for the restricted stock units.

Stock-based compensation expense recognized in 2013, 2012 and 2011 was approximately $9.1 million, $9.3 million and $9.2 million, respectively. As of December 31, 2013, total compensation cost related to non-vested stock options, restricted stock units and restricted stock not yet recognized was approximately $18.8 million, which is expected to be recognized over an average remaining recognition period of 2.7 years. See Note 3 of Notes to Consolidated Financial Statements for additional information.

Impairment of Long-Lived Assets

We review long-lived assets used in operations for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and the undiscounted cash flows estimated to be generated by the asset are less than the asset’s carrying value. An impairment loss would be recognized in the amount by which the recorded value of the asset exceeds the fair value of the asset, measured by the quoted market price of an asset or an estimate based on the best information available in the circumstances. There were no impairment losses recognized during 2013, 2012 or 2011.

Goodwill and Purchased Intangible Assets

We evaluate the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. When evaluating whether goodwill is impaired, we first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. If we determine that the two-step quantitative test is necessary, then we compare the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, then the amount of the impairment loss is measured. There were no impairment losses recognized during 2013, 2012 or 2011. Purchased intangible assets with finite lives are carried at cost, less accumulated amortization. Amortization is recorded over the estimated useful lives of the respective assets, which is 2.5 to 14 years.

Research and Development Costs

Research and development costs include compensation for engineers and support personnel, outside contracted services, depreciation and material costs associated with new product development, the enhancement of current products, and product cost reductions. We continually evaluate new product opportunities and engage in intensive research and product development efforts. Research and development costs totaled $131.1 million, $126.0 million and $100.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Other Comprehensive Income

Other comprehensive income consists of unrealized gains (losses) on available-for-sale securities, reclassification adjustments for amounts included in net income related to impairments of available-for-sale securities and realized gains (losses) on available-for-sale securities, defined benefit plan adjustments and foreign currency translation adjustments.

The following tables present changes in accumulated other comprehensive income, net of tax, by component for the years ended December 31, 2011, 2012 and 2013:

(In thousands)	Unrealized Gains (Losses) on Available- for-Sale Securities	Defined Benefit Plan Adjustments	Foreign Currency Adjustments	Total
Balance at December 31, 2010	$23,852	$—	$3,096	$26,948
Other comprehensive loss before reclassifications	(6,784)	—	(154)	(6,938)
Amounts reclassified from accumulated other comprehensive income	(6,908)	—	—	(6,908)

Balance at December 31, 2011	$10,160	$—	$2,942	$13,102
Other comprehensive income (loss) before reclassifications	5,426	(1,952)	170	3,644
Amounts reclassified from accumulated other comprehensive income	(5,478)	—	—	(5,478)

Balance at December 31, 2012	$10,108	$(1,952)	$3,112	$11,268
Other comprehensive income (loss) before reclassifications	5,508	1,061	(2,205)	4,364
Amounts reclassified from accumulated other comprehensive income	(4,879)	—	—	(4,879)

Balance at December 31, 2013	$10,737	$(891)	$907	$10,753

The following tables present the details of reclassifications out of accumulated other comprehensive income for the years ended December 31, 2013, 2012 and 2011:

(In thousands)	2013
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income Is Presented
Unrealized gains (losses) on available-for-sale securities:
Net realized gain on sales of securities	$8,023	Net realized investment gain
Impairment expense	(25)	Net realized investment gain

Total reclassifications for the period, before tax	7,998
Tax (expense) benefit	(3,119)

Total reclassifications for the period, net of tax	$4,879

(In thousands)	2012
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income Is Presented
Unrealized gains (losses) on available-for-sale securities:
Net realized gain on sales of securities	$9,662	Net realized investment gain
Impairment expense	(682)	Net realized investment gain

Total reclassifications for the period, before tax	8,980
Tax (expense) benefit	(3,502)

Total reclassifications for the period, net of tax	$5,478

(In thousands)	2011
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income Is Presented
Unrealized gains (losses) on available-for-sale securities:
Net realized gain on sales of securities	$11,393	Net realized investment gain
Impairment expense	(68)	Net realized investment gain

Total reclassifications for the period, before tax	11,325
Tax (expense) benefit	(4,417)

Total reclassifications for the period, net of tax	$6,908

The following tables present the tax effects related to the change in each component of other comprehensive income for the years ended December 31, 2013, 2012 and 2011:

	2013
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Unrealized gains (losses) on available-for-sale securities	$9,030	$(3,522)	$5,508
Reclassification adjustment for amounts included in net income	(7,998)	3,119	(4,879)
Defined benefit plan adjustments	1,061	—	1,061
Foreign currency translation adjustment	(2,205)	—	(2,205)

Total Other Comprehensive Income (Loss)	$(112)	$(403)	$(515)

	2012
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Unrealized gains (losses) on available-for-sale securities	$8,895	$(3,469)	$5,426
Reclassification adjustment for amounts included in net income	(8,980)	3,502	(5,478)
Defined benefit plan adjustments	(1,952)	—	(1,952)
Foreign currency translation adjustment	170	—	170

Total Other Comprehensive Income (Loss)	$(1,867)	$33	$(1,834)

	2011
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Unrealized gains (losses) on available-for-sale securities	$(11,121)	$4,337	$(6,784)
Reclassification adjustment for amounts included in net income	(11,325)	4,417	(6,908)
Foreign currency translation adjustment	(154)	—	(154)

Total Other Comprehensive Income (Loss)	$(22,600)	$8,754	$(13,846)

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

We establish reserves to remove some or all of the tax benefit of any of our tax positions at the time we determine that the positions become uncertain. We adjust these reserves, including any impact on the related interest and penalties, as facts and circumstances change.

Foreign Currency

We record transactions denominated in foreign currencies on a monthly basis using exchange rates from throughout the year. Assets and liabilities denominated in foreign currencies are translated at the balance sheet dates using the closing rates of exchange between those foreign currencies and the U.S. dollar with any transaction gains or losses reported in other income (expense). Adjustments resulting from translating financial statements of international subsidiaries are recorded as a component of accumulated other comprehensive income (loss).

Revenue Recognition

Revenue is generally recognized when persuasive evidence of an arrangement exists, delivery has occurred, the product price is fixed or determinable, collection of the resulting receivable is reasonably assured, and product returns are reasonably estimable. For product sales, revenue is generally recognized upon shipment of the product to our customer in accordance with the title transfer terms of the sales agreement, generally FOB shipping point. In the case of consigned inventory, revenue is recognized when the end customer assumes ownership of the product. Contracts that contain multiple deliverables are evaluated to determine the units of accounting, and the consideration from the arrangement is allocated to each unit of accounting based on the relative selling price and corresponding terms of the contract. We use vendor-specific objective evidence of selling price. When this evidence is not available, we are generally not able to determine third-party evidence of selling price because of the extent of customization among competing products or services from other companies. We record revenue associated with installation services when all contractual obligations are complete. In instances where customer acceptance is required, revenue is deferred until all acceptance criteria have been met. Contracts that include both installation services and product sales are evaluated for revenue recognition in accordance with contract terms. As a result, depending on contract terms, installation services may be considered a separate deliverable or may be considered a combined single unit of accounting with the delivered product. Generally, either the purchaser, ADTRAN, or a third party can perform the installation of our products. Shipping fees are recorded as revenue and the related cost is included in cost of sales. Sales taxes invoiced to customers are included in revenues, and represent less than one percent of total revenues. The corresponding sales taxes paid are included in cost of goods sold. Value added taxes collected from customers in international jurisdictions are recorded in accrued expenses as a liability. Revenue is recorded net of discounts. Sales returns are accrued based on historical sales return experience, which we believe provides a reasonable estimate of future returns.

A portion of Enterprise Networks products are sold to a non-exclusive distribution network of major technology distributors in the United States. These large organizations then distribute or provide fulfillment services to an extensive network of value-added resellers and system integrators. Value-added resellers and system integrators may be affiliated with us as a channel partner, or they may purchase from the distributor in an unaffiliated fashion. Additionally, with certain limitations our distributors may return unused and unopened product for stock-balancing purposes when such returns are accompanied by offsetting orders for products of equal or greater value.

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

Unearned Revenue

Unearned revenue primarily represents customer billings on our maintenance service programs and unearned revenues relating to multiple element contracts where we still have contractual obligations to our customers. We currently offer maintenance contracts ranging from one to five years, primarily on Enterprise Networks Division products sold through distribution channels. Revenue attributable to maintenance contracts is recognized on a straight-line basis over the related contract term. In addition, we provide software maintenance and a variety of hardware maintenance services to Carrier Networks Division customers, which include customers of the acquired NSN BBA business, under contracts with terms up to ten years. At December 31, 2013 and 2012, unearned revenue was as follows:

(In thousands)	2013	2012
Current unearned revenue	$22,205	$35,326
Non-current unearned revenue	14,643	22,377

Total	$36,848	$57,703

Other Income (Expense), Net

Other income (expense), net, is comprised primarily of miscellaneous income and expense, gains and losses on foreign currency transactions, investment account management fees, and gains or losses on the disposal of property, plant and equipment occurring in the normal course of business.

Earnings per Share

Earnings per common share, and earnings per common share assuming dilution, are based on the weighted average number of common shares and, when dilutive, common equivalent shares outstanding during the year. See Note 14 of Notes to Consolidated Financial Statements for additional information.

Dividends

The Board of Directors presently anticipates that it will declare a regular quarterly dividend as long as the current tax treatment of dividends exists and adequate levels of liquidity are maintained. During the years ended December 31, 2013, 2012 and 2011, we paid $21.4 million, $22.8 million and $23.1 million, respectively, in shareholder dividends. On January 21, 2014, the Board of Directors declared a quarterly cash dividend of $0.09 per common share to be paid to shareholders of record at the close of business on February 6, 2014. The ex-dividend date was February 4, 2014 and the payment date was February 20, 2014. The quarterly dividend payment was $5.1 million.

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

Recently Issued Accounting Standards

During 2013, we adopted the following accounting standards, which had no material effect on our consolidated results of operations or financial condition:

In February 2013, the FASB issued Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02). ASU 2013-02 requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component either on the face of the financial statements or in the footnotes. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. This update is effective prospectively for reporting periods beginning after December 15, 2012. We adopted this amendment during the first quarter of 2013, and we have provided the disclosures required for the years ended December 31, 2013, 2012 and 2011 in Note 1 of Notes to Consolidated Financial Statements.

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

Upon acquisition, we received a cash payment of $7.5 million from NSN and recorded a bargain purchase gain of $1.8 million, net of income taxes, subject to customary working capital adjustments between the parties as defined in the purchase agreement. As of December 31, 2013, the parties were in the process of negotiating final working capital adjustments. We have adjusted the purchase price allocation to record additional estimated liabilities and an estimated receivable from NSN related to working capital adjustments under negotiation. The bargain purchase gain of $1.8 million represents the excess of the consideration exchanged over the fair value of the assets acquired and liabilities assumed. We have assessed the recognition and measurements of the assets acquired and liabilities assumed based on historical and pro forma data for future periods and have concluded that our valuation procedures and resulting measures were appropriate. The gain is included in the line item “Gain on bargain purchase of a business” in the 2012 Consolidated Statements of Income.

The allocation of the purchase price to the estimated fair value of the assets acquired and liabilities assumed at the acquisition date is as follows:

(In Thousands)
Other receivables	$9,486
Inventory	21,068
Property, plant and equipment	5,035
Accounts payable	(5,194)
Unearned revenue	(18,203)
Accrued expenses	(3,361)
Accrued wages and benefits	(2,251)
Deferred tax liability	(788)
Non-current unearned revenue	(19,886)

Net liabilities assumed	(14,094)
Customer relationships	5,162
Developed technology	3,176
Other	13
Gain on bargain purchase of a business, net of tax	(1,753)

Net consideration received from seller	$(7,496)

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

For the years ended December 31, 2013 and 2012, we incurred acquisition and integration related expenses and amortization of acquired intangibles of $2.9 million and $7.9 million, respectively, related to this acquisition.

The following supplemental pro forma information presents the financial results of the acquired NSN BBA business for the years ended December 31, 2012 and 2011. The pro forma results for the period January 1, 2012 to May 4, 2012 and January 1, 2011 to December 31, 2011 are not included in our consolidated financial results.

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

For the years ended December 31, 2013, 2012 and 2011, we incurred integration related expenses and amortization of acquired intangibles of $1.1 million, $1.5 million and $1.7 million, respectively, related to this acquisition.

Note 3 – Stock Incentive Plans

Stock Incentive Program Descriptions

Our Board of Directors adopted the 1996 Employee Incentive Stock Option Plan (1996 Plan) effective February 14, 1996, as amended, under which 17.0 million shares of common stock were authorized for issuance to certain employees and officers through incentive stock options and non-qualified stock options. Options granted under the 1996 Plan typically become exercisable beginning after one year of continued employment, normally pursuant to a four or five-year vesting schedule beginning on the first anniversary of the grant date, and have a ten-year contractual term. The 1996 Plan expired February 14, 2006, and expiration dates of options outstanding at December 31, 2013 under the 1996 Plan range from 2014 to 2015.

On January 23, 2006, the Board of Directors adopted the 2006 Employee Stock Incentive Plan (2006 Plan), which authorizes 13.0 million shares of common stock for issuance to certain employees and officers through incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock and restricted stock units. The 2006 Plan was adopted by stockholder approval at our annual meeting of stockholders held on May 9, 2006. Options granted under the 2006 Plan typically become exercisable beginning after one year of continued employment, normally pursuant to a four-year vesting schedule beginning on the first anniversary of the grant date, and have a ten-year contractual term. Expiration dates of options outstanding at December 31, 2013 under the 2006 Plan range from 2016 to 2023.

Our stockholders approved the 2010 Directors Stock Plan (2010 Directors Plan) on May 5, 2010, under which 0.5 million shares of common stock have been reserved. This plan replaces the 2005 Directors Stock Option Plan. The 2010 Directors Plan provides that the Company may issue stock options, restricted stock and restricted stock units to our non-employee directors. Stock awards issued under the 2010 Directors Plan normally become vested in full on the first anniversary of the grant date. Options issued under the 2010 Directors Plan have a ten-year contractual term. We currently also have options outstanding under the 1995 Directors Plan, as amended, and the 2005 Directors Stock Option Plan. Expiration dates of options outstanding under both plans at December 31, 2013 range from 2014 to 2019.

The following table is a summary of our stock options outstanding as of December 31, 2012 and 2013 and the changes that occurred during 2013:

(In thousands, except per share amounts)	Number of Options	Weighted Average Exercise Price	Weighted Avg. Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options outstanding, December 31, 2012	6,035	$24.81	6.69	$5,154

Options granted	1,005	$23.64
Options cancelled/forfeited	(491)	$29.60
Options exercised	(191)	$19.07

Options outstanding, December 31, 2013	6,358	$24.43	6.60	$25,878

Options exercisable, December 31, 2013	3,911	$24.75	5.19	$15,336

All of the options above were issued at exercise prices that approximate fair market value at the date of grant. At December 31, 2013, 6.0 million options were available for grant under the shareholder approved plans.

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (the difference between ADTRAN’s closing stock price on the last trading day of 2013 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2013. The amount of aggregate intrinsic value will change based on the fair market value of ADTRAN’s stock.

The total pre-tax intrinsic value of options exercised during 2013, 2012 and 2011 was $1.1 million, $4.5 million and $39.8 million, respectively. The fair value of options fully vesting during 2013, 2012 and 2011 was $7.7 million, $7.7 million and $7.3 million, respectively.

The following table further describes our stock options outstanding as of December 31, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding at 12/31/13 (In thousands)	Weighted Avg. Remaining Contractual Life in Years	Weighted Average Exercise Price	Options Exercisable at 12/31/13 (In thousands)	Weighted Average Exercise Price
$14.88 – 18.07	1,456	7.42	$16.37	742	$15.79
$18.08 – 23.36	1,002	3.04	$22.59	1,001	$22.59
$23.37 – 26.06	1,745	8.10	$23.60	745	$23.54
$26.07 – 30.04	466	3.59	$29.39	383	$29.71
$30.05 – 30.36	905	7.67	$30.36	454	$30.36
$30.37 – 41.92	784	6.84	$33.78	586	$33.76

	6,358			3,911

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

The following table is a summary of our RSUs and restricted stock outstanding as of December 31, 2012 and 2013 and the changes that occurred during 2013:

(In thousands, except per share amounts)	Number of shares	Weighted Average Grant Date Fair Value
Unvested RSUs and restricted stock outstanding, December 31, 2012	103	$29.25

RSUs and restricted stock granted	41	$27.47
RSUs and restricted stock vested	(39)	$29.42
Adjustments to shares granted due to shares earned at vesting	(10)	$39.21

Unvested RSUs and restricted stock outstanding, December 31, 2013	95	$28.38

At December 31, 2013, total compensation cost related to the non-vested portion of RSUs and restricted stock not yet recognized was approximately $1.7 million, which is expected to be recognized over an average remaining recognition period of 1.9 years.

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

The following table summarizes stock-based compensation expense related to stock options, RSUs and restricted stock for the years ended December 31, 2013, 2012 and 2011, which was recognized as follows:

(In thousands)	2013	2012	2011
Stock-based compensation expense included in cost of sales	$465	$422	$412

Selling, general and administrative expense	4,443	4,351	4,316
Research and development expense	4,165	4,491	4,441

Stock-based compensation expense included in operating expenses	8,608	8,842	8,757

Total stock-based compensation expense	9,073	9,264	9,169
Tax benefit for expense associated with non-qualified options	(1,298)	(1,234)	(1,321)

Total stock-based compensation expense, net of tax	$7,775	$8,030	$7,848

At December 31, 2013, total compensation cost related to non-vested stock options not yet recognized was approximately $17.1 million, which is expected to be recognized over an average remaining recognition period of 2.8 years.

The stock option pricing model requires the use of several assumptions that impact the fair value estimate. These variables include, but are not limited to, the volatility of our stock price and employee exercise behaviors. There were no material changes made during 2013 to the methodology used to determine our assumptions.

The weighted-average estimated fair value of stock options granted to employees and directors during the years ended December 31, 2013, 2012 and 2011 was $8.35 per share, $5.60 per share and $9.53 per share, respectively, with the following weighted-average assumptions:

	2013	2012	2011
Expected volatility	39.92%	39.46%	38.32%
Risk-free interest rate	1.71%	0.96%	1.01%
Expected dividend yield	1.52%	2.05%	1.19%
Expected life (in years)	6.36	6.18	5.15

We based our estimate of expected volatility for the years ended December 31, 2013, 2012 and 2011 on the sequential historical daily trading data of our common stock for a period equal to the expected life of the options granted. The selection of the historical volatility method was based on available data indicating our historical volatility is as equally representative of our future stock price trends as is our implied volatility. We have no reason to believe the future volatility of our stock price is likely to differ from its past volatility.

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

The RSU pricing model also requires the use of several significant assumptions that impact the fair value estimate. The estimated fair value of the RSUs granted to employees during the years ended December 31, 2013, 2012 and 2011 was $27.72 per share, $19.46 per share and $38.73 per share, respectively, with the following assumptions:

	2013	2012	2011
Expected volatility	38.83%	37.75%	39.32%
Risk-free interest rate	0.61%	0.38%	0.37%
Expected dividend yield	1.52%	2.12%	1.08%

Stock-based compensation expense recognized in our Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011 is based on RSUs and options ultimately expected to vest, and has been reduced for estimated forfeitures. Estimates for forfeiture rates are based upon historical experience and are evaluated quarterly. We expect our forfeiture rate for stock option awards to be approximately 2.5% annually. We estimated a 0% forfeiture rate for our RSUs and restricted stock due to the limited number of recipients and historical experience for these awards.

Note 4 – Investments

At December 31, 2013, we held the following securities and investments, recorded at either fair value or cost:

	Amortized Cost	Gross Unrealized		Fair Value / Carrying Value
(In thousands)		Gains	Losses
Deferred compensation plan assets	$12,300	$2,847	$(24)	$15,123
Corporate bonds	166,370	534	(45)	166,859
Municipal fixed-rate bonds	135,773	583	(54)	136,302
Municipal variable rate demand notes	8,310	—	—	8,310
Marketable equity securities	24,654	13,975	(177)	38,452

Available-for-sale securities held at fair value	$347,407	$17,939	$(300)	$365,046

Restricted investment held at cost				48,250
Other investments held at cost				1,689

Total carrying value of available-for-sale investments				$414,985

At December 31, 2012, we held the following securities and investments, recorded at either fair value or cost:

	Amortized Cost	Gross Unrealized		Fair Value / Carrying Value
(In thousands)		Gains	Losses
Deferred compensation plan assets	$10,688	$846	$(7)	$11,527
Corporate bonds	185,464	966	(18)	186,412
Municipal fixed-rate bonds	174,530	627	(73)	175,084
Municipal variable rate demand notes	34,375	—	—	34,375
Fixed income bond fund	444	12	—	456
Marketable equity securities	20,966	14,630	(392)	35,204

Available-for-sale securities held at fair value	$426,467	$17,081	$(490)	$443,058

Restricted investment held at cost				48,250
Other investments held at cost				1,902

Total carrying value of available-for-sale investments				$493,210

As of December 31, 2013, corporate and municipal fixed-rate bonds had the following contractual maturities:

(In thousands)	Corporate bonds	Municipal fixed-rate bonds
Less than one year	$55,396	$46,606
One to two years	37,838	25,284
Two to three years	70,447	55,358
Three to five years	3,178	9,054

Total	$166,859	$136,302

Our investment policy provides limitations for issuer concentration, which limits, at the time of purchase, the concentration in any one issuer to 5% of the market value of our total investment portfolio.

We review our investment portfolio for potential “other-than-temporary” declines in value on an individual investment basis. We assess, on a quarterly basis, significant declines in value which may be considered other-than-temporary and, if necessary, recognize and record the appropriate charge to write-down the carrying value of such investments. In making this assessment, we take into consideration qualitative and quantitative information, including but not limited to the following: the magnitude and duration of historical declines in market prices, credit rating activity, assessments of liquidity, public filings, and statements made by the issuer. We generally begin our identification of potential other-than-temporary impairments by reviewing any security with a fair value that has declined from its original or adjusted cost basis by 25% or more for six or more consecutive months. We then evaluate the individual security based on the previously identified factors to determine the amount of the write-down, if any. As a result of our review, we recorded an other-than-temporary impairment charge of $11 thousand during the fourth quarter of 2013. For each of the years ended December 31, 2013, 2012 and 2011 we recorded a charge of $25 thousand, $0.7 million and $68 thousand, respectively, related to the other-than-temporary impairment of certain marketable equity securities and our deferred compensation plan assets.

Realized gains and losses on sales of securities are computed under the specific identification method. The following table presents gross realized gains and losses related to our investments for the years ended December 31, 2013, 2012 and 2011:

Year Ended December 31, (In thousands)	2013	2012	2011
Gross realized gains	$8,932	$11,006	$13,641
Gross realized losses	$(318)	$(1,456)	$(1,187)

The following table presents the breakdown of investments with unrealized losses at December 31, 2013:

(In thousands)	Continuous Unrealized Loss Position for Less than 12 Months		Continuous Unrealized Loss Position for 12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Deferred compensation plan assets	$48	$(6)	$409	$(18)	$457	$(24)
Corporate bonds	20,697	(45)	—	—	20,697	(45)
Municipal fixed-rate bonds	13,733	(54)	—	—	13,733	(54)
Marketable equity securities	2,758	(173)	31	(4)	2,789	(177)

Total	$37,236	$(278)	$440	$(22)	$37,676	$(300)

The following table presents the breakdown of investments with unrealized losses at December 31, 2012.

(In thousands)	Continuous Unrealized Loss Position for Less than 12 Months		Continuous Unrealized Loss Position for 12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Deferred compensation plan assets	$915	$(7)	$—	$—	$915	$(7)
Corporate bonds	20,204	(17)	1,600	(1)	21,804	(18)
Municipal fixed-rate bonds	34,297	(73)	—	—	34,297	(73)
Marketable equity securities	6,171	(355)	230	(37)	6,401	(392)

Total	$61,587	$(452)	$1,830	$(38)	$63,417	$(490)

The decrease in unrealized losses during 2013, as reflected in the table above, is primarily due to the restructuring of our investment portfolio relating to marketable equity securities in December 2013 resulting in the sale of several securities in an unrealized loss position. At December 31, 2013, a total of 168 of our marketable equity securities were in an unrealized loss position.

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

	Fair Value Measurements at December 31, 2013 Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$3,949	$3,949	$—	$—

Available-for-sale securities
Deferred compensation plan assets	15,123	15,123	—	—
Available-for-sale debt securities
Corporate bonds	166,859	—	166,859	—
Municipal fixed-rate bonds	136,302	—	136,302	—
Municipal variable rate demand notes	8,310	—	8,310	—
Available-for-sale marketable equity securities
Marketable equity securities – technology industry	11,398	11,398	—	—
Marketable equity securities – other	27,054	27,054	—	—

Available-for-sale securities	365,046	53,575	311,471	—

Total	$368,995	$57,524	$311,471	$—

	Fair Value Measurements at December 31, 2012 Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$28,071	$28,071	$—	$—

Available-for-sale securities
Deferred compensation plan assets	11,527	11,527	—	—
Available-for-sale debt securities
Corporate bonds	186,412	—	186,412	—
Municipal fixed-rate bonds	175,084	—	175,084	—
Municipal variable rate demand notes	34,375	—	34,375	—
Fixed income bond fund	456	456	—	—
Available-for-sale marketable equity securities
Marketable equity securities – technology industry	14,099	14,099	—	—
Marketable equity securities – other	21,105	21,105	—	—

Available-for-sale securities	443,058	47,187	395,871	—

Total	$471,129	$75,258	$395,871	$—

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

Note 5 – Derivative Instruments and Hedging Activities

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

As of December 31, 2013, we had forward contracts outstanding with notional amounts totaling €18.5 million ($25.5 million), which mature through 2014.

The fair values of our derivative instruments recorded in the Consolidated Balance Sheet as of December 31, 2013 were as follows:

	December 31, 2013
(In thousands)	Balance Sheet Location	Fair Value
Derivatives Not Designated as Hedging Instruments (Level 2):
Foreign exchange contracts – asset derivatives	Other receivables	$18
Foreign exchange contracts – liability derivatives	Accounts payable	$(15)

The change in the fair values of our derivative instruments recorded in the Consolidated Statements of Income during the year ended December 31, 2013 were as follows:

(In thousands)	Income Statement Location	2013
Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	Other income (expense)	$750

Note 6 – Inventory

At December 31, 2013 and 2012, inventory was comprised of the following:

(In thousands)	2013	2012
Raw materials	$44,093	$47,054
Work in process	3,484	3,262
Finished goods	42,534	51,061

Total Inventory, net	$90,111	$101,377

We establish reserves for estimated excess, obsolete, or unmarketable inventory equal to the difference between the cost of the inventory and the estimated fair value of the inventory based upon assumptions about future demand and market conditions. At December 31, 2013 and 2012, raw materials reserves totaled $16.9 million and $9.9 million, respectively, and finished goods inventory reserves totaled $6.1 million and $2.1 million, respectively.

Note 7 – Property, Plant and Equipment

At December 31, 2013 and 2012, property, plant and equipment were comprised of the following:

(In thousands)	2013	2012
Land	$4,263	$4,263
Building and land improvements	21,776	20,915
Building	68,479	68,479
Furniture and fixtures	16,465	16,631
Computer hardware and software	70,468	68,596
Engineering and other equipment	104,584	99,081

Total Property, Plant and Equipment	286,035	277,965
Less accumulated depreciation	(209,296)	(197,719)

Total Property, Plant and Equipment, net	$76,739	$80,246

Depreciation expense was $12.2 million, $12.1 million and $10.8 million in 2013, 2012 and 2011, respectively.

Note 8 – Goodwill and Intangible Assets

The changes in the carrying value of goodwill, all of which is included in our Enterprise Networks division, for the year ended December 31, 2013 are as follows:

(In thousands)
Balance, December 31, 2012	$3,492
Acquisitions	—
Impairment losses	—

Balance, December 31, 2013	$3,492

Balance as of December 31, 2013:
Goodwill	$3,492
Accumulated impairment losses	—

Total goodwill	$3,492

We evaluate the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. When evaluating whether goodwill is impaired, we compare the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, then the amount of the impairment loss is measured. There were no impairment losses recognized during 2013 or 2012.

Intangible assets are included in other assets in the accompanying Consolidated Balance Sheets and include intangible assets acquired in conjunction with our acquisition of Objectworld Communications Corporation on September 15, 2009, Bluesocket, Inc. on August 4, 2011, and the NSN BBA business on May 4, 2012.

The following table presents our intangible assets as of December 31, 2013 and 2012:

(In thousands)	2013			2012
	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Customer relationships	$6,996	$(1,555)	$5,441	$6,769	$(766)	$6,003
Developed technology	6,537	(2,692)	3,845	6,397	(1,354)	5,043
Intellectual property	2,340	(1,185)	1,155	2,340	(851)	1,489
Trade names	270	(145)	125	270	(85)	185
Other	14	(8)	6	13	(3)	10

Total	$16,157	$(5,585)	$10,572	$15,789	$(3,059)	$12,730

Amortization expense was $2.4 million, $2.0 million and $0.7 million in 2013, 2012 and 2011, respectively.

As of December 31, 2013, the estimated future amortization expense of intangible assets is as follows:

(In thousands)	Amount
2014	$2,335
2015	2,199
2016	1,925
2017	1,302
2018	784
Thereafter	2,027

Total	$10,572

Note 9 – Alabama State Industrial Development Authority Financing and Economic Incentives

In conjunction with an expansion of our Huntsville, Alabama, facility, we were approved for participation in an incentive program offered by the State of Alabama Industrial Development Authority (the “Authority”). Pursuant to the program, on January 13, 1995, the Authority issued $20.0 million of its taxable revenue bonds and loaned the proceeds from the sale of the bonds to ADTRAN. The bonds were originally purchased by AmSouth Bank of Alabama, Birmingham, Alabama (the “Bank”). Wachovia Bank, N.A., Nashville, Tennessee (formerly First Union National Bank of Tennessee) (the “Bondholder”), which was acquired by Wells Fargo & Company on December 31, 2008, purchased the original bonds from the Bank and made further advances to the Authority, bringing the total amount outstanding to $50.0 million. An Amended and Restated Taxable Revenue Bond (“Amended and Restated Bond”) was issued and the original financing agreement was amended. The Amended and Restated Bond bears interest, payable monthly. The interest rate is 5% per annum. The Amended and Restated Bond matures on January 1, 2020. The estimated fair value of the bond using a level 2 valuation technique at December 31, 2013 was approximately $45.4 million, based on a debt security with a comparable interest rate and maturity and a Standard & Poor’s credit rating of A-. We are required to make payments to the Authority in amounts necessary to pay the interest on the Amended and Restated Bond. Included in long-term investments at December 31, 2013 is $48.3 million which is invested in a restricted certificate of deposit. These funds serve as a collateral deposit against the principal of this bond, and we have the right to set-off the balance of the Bond with the collateral deposit in order to reduce the balance of the indebtedness.

In conjunction with this program, we are eligible to receive certain economic incentives from the state of Alabama that reduce the amount of payroll withholdings that we are required to remit to the state for those employment positions that qualify under the program. For the years ended December 31, 2013, 2012 and 2011, we realized economic incentives related to payroll withholdings totaling $1.3 million, $1.4 million and $1.9 million, respectively.

We did not make a principal payment for the year-ended December 31, 2013. We made a principal payment of $0.5 million for the year ended December 31, 2012. We anticipate making a principal payment in 2014. At December 31, 2013 and 2012, $0.3 million and $0.5 million, respectively, of the bond debt were classified as a current liability in accounts payable in the Consolidated Balance Sheets at December 31, 2013.

Note 10 – Income Taxes

A summary of the components of the provision for income taxes for the years ended December 31, 2013, 2012 and 2011 is as follows:

(In thousands)	2013	2012	2011
Current
Federal	$15,641	$26,225	$59,382
State	2,041	3,766	7,177
International	1,437	(504)	431

Total Current	19,119	29,487	66,990
Deferred
Federal	(3,606)	(3,395)	527
State	(412)	(388)	60
International	(40)	(2)	(12)

Total Deferred	(4,058)	(3,785)	575

Total Provision for Income Taxes	$15,061	$25,702	$67,565

Our effective income tax rate differs from the federal statutory rate due to the following:

	2013	2012	2011
Tax provision computed at the federal statutory rate	35.00%	35.00%	35.00%
State income tax provision, net of federal benefit	3.98	3.78	3.19
Federal research credits	(9.24)	—	(2.50)
International	(2.93)	3.80	—
Tax-exempt income	(1.11)	(1.01)	(0.27)
State tax incentives	(2.19)	(4.46)	(0.90)
Stock-based compensation	2.97	2.36	0.03
Domestic production activity deduction	(1.80)	(3.21)	(1.84)
Other, net	0.07	(1.03)	0.07

Effective Tax Rate	24.75%	35.23%	32.78%

Income before provision for income taxes for the years ended December 31, 2013, 2012 and 2011 is as follows:

(In thousands)	2013	2012	2011
U.S. entities	$51,752	$80,926	$204,652
International entities	9,103	(7,961)	1,490

Total	$60,855	$72,965	$206,142

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

Deferred income taxes on the balance sheet result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The principal components of our current and non-current deferred taxes are as follows:

(In thousands)	2013	2012
Current deferred tax assets
Accounts receivable	$51	$2
Inventory	9,877	7,507
Accrued expenses	7,155	5,546

Total Current Deferred Tax Assets	17,083	13,055
Non-current deferred tax assets
Accrued expenses	140	116
Deferred compensation	5,972	4,456
Stock-based compensation	5,331	4,569
Uncertain tax positions related to state taxes and related interest	1,107	1,005
Pensions	301	605
Foreign losses	5,702	6,978
State losses and credit carry-forwards	3,737	4,349
Federal loss and research carry-forwards	8,322	12,210
Valuation allowance	(8,842)	(10,939)

Total Non-current Deferred Tax Assets	21,770	23,349

Total Deferred Tax Assets	$38,853	$36,404

Non-current deferred tax liabilities
Property, plant and equipment	$(5,499)	$(6,405)
Intellectual property	(1,006)	(1,839)
Investments	(5,643)	(4,844)

Total Non-current Deferred Tax Liabilities	$(12,148)	$(13,088)

Net Deferred Tax Assets	$26,705	$23,316

At December 31, 2013 and 2012, non-current deferred tax liabilities and non-current deferred tax assets, respectively, related to our investments, reflect deferred taxes on unrealized gains and losses on available-for-sale investments. The net change in non-current deferred taxes associated with these investments, a deferred tax expense of $0.4 million in 2013 and a deferred tax benefit of $33 thousand in 2012, is recorded as an adjustment to other comprehensive income, presented in the Consolidated Statements of Comprehensive Income.

We have deferred tax assets for foreign and domestic loss carry-forwards, unamortized research and development costs and state credit carry-forwards of $19.0 million which will expire between 2014 and 2030. The foreign loss carry-forwards were generated through the acquisition of a foreign entity in 2009 and through current losses at a foreign subsidiary. The unamortized research and development costs are related to our acquisition of Bluesocket in 2011. The state credit carry-forwards result from tax credits in excess of our annual tax liability to an individual state where we do not generate sufficient state income to offset the credit. We believe it is more likely than not that we will not realize the full benefits of the deferred tax asset arising from these losses and credits in various states and foreign countries, and accordingly, we have provided a valuation allowance against these deferred tax assets. We do not provide for U.S. income tax on undistributed earnings of our foreign operations, whose earnings are intended to be permanently reinvested. These earnings are not required to service debt or fund our U.S. operations.

During 2013, 2012 and 2011, we recorded an income tax benefit of $0.2 million, $1.9 million and $10.5 million, respectively, as an adjustment to equity. This deduction is calculated on the difference between the exercise price of stock option exercises and the market price of the underlying common stock upon exercise.

The change in the unrecognized income tax benefits for 2013, 2012 and 2011 is reconciled below:

(In thousands)	2013	2012	2011
Balance at beginning of period	$2,926	$2,970	$2,593
Increases for tax position related to:
Prior years	89	965	—
Current year	549	302	840
Decreases for tax positions related to:
Prior years	—	(49)	(92)
Settlements with taxing authorities	(141)	(507)	(354)
Expiration of applicable statute of limitations	(183)	(755)	(17)

Balance at end of period	$3,240	$2,926	$2,970

As of December 31, 2013, 2012, and 2011, our total liability for unrecognized tax benefits was $3.2 million, $2.9 million, and $3.0 million, respectively, of which $2.5 million, $2.2 million, and $2.4 million, respectively, would reduce our effective tax rate if we were successful in upholding all of the uncertain positions and recognized the amounts recorded. We classify interest and penalties recognized on the liability for unrecognized tax benefits as income tax expense. As of December 31, 2013, 2012 and 2011, the balances of accrued interest and penalties were $1.0 million, $0.8 million and $1.2 million, respectively.

We do not anticipate a single tax position generating a significant increase or decrease in our liability for unrecognized tax benefits within 12 months of this reporting date. We file income tax returns in the U.S. federal and various state jurisdictions and several foreign jurisdictions. We have been audited by the Internal Revenue Service and the state of Alabama through the 2009 tax year. Generally, we are not subject to changes in income taxes by any taxing jurisdiction for the years prior to 2010.

Note 11 – Employee Benefit Plans

Pension Benefit Plan

As a result of our acquisition of the NSN BBA business, we assumed a defined benefit pension plan covering employees in certain foreign countries. We established a Contribution Trust Arrangement (CTA) to hold the pension assets, and NSN transferred assets to us equal to the defined benefit obligation as of the May 4, 2012 acquisition date.

The pension benefit plan obligations and funded status at December 31, 2013 and 2012, are as follows:

(In thousands)	2013	2012
Change in projected benefit obligation:
Projected benefit obligation at beginning of period	$(21,181)	$—
Business combination	—	(18,063)
Service cost	(1,198)	(766)
Interest cost	(745)	(494)
Actuarial gain (loss)	779	(1,862)
Benefit payments	(1)	—
Foreign currency exchange rate changes	(1,008)	4

Projected benefit obligation at end of period	$(23,354)	$(21,181)

Change in plan assets:
Fair value of plan assets at beginning of period	$18,620	$—
Business combination	—	18,063
Actual return on plan assets	1,281	592
Foreign currency exchange rate changes	872	(35)

Fair value of plan assets at end of period	$20,773	$18,620

Funded status at end of period	$(2,581)	$(2,561)

The accumulated benefit obligation was $22.9 million and $20.8 million at December 31, 2013 and 2012, respectively.

The net amounts recognized in the balance sheet for the unfunded pension liability as of December 31, 2013 and 2012 are as follows:

(In thousands)	2013	2012
Current liability	$—	$(609)
Non-current liability	(2,581)	(1,952)

Total	$(2,581)	$(2,561)

The components of net periodic pension cost and amounts recognized in other comprehensive income for the year ended December 31, 2013 and the period May 4, 2012 to December 31, 2012 are as follows:

(In thousands)	Year Ended December 31, 2013	May 4, 2012 to December 31, 2012
Net periodic benefit cost:
Service cost	$1,198	$766
Interest cost	745	494
Expected return on plan assets	(1,010)	(674)

Net periodic benefit cost	933	586

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial (gain) loss	(779)	1,862
Net unrealized (gain) loss on plan assets	(282)	90

Other comprehensive (income) loss	(1,061)	1,952

Total recognized in net periodic benefit cost and other comprehensive income	$(128)	$2,538

The amounts recognized in accumulated other comprehensive income as of December 31, 2013 and 2012 are as follows:

(In thousands)	2013	2012
Net actuarial (gain) loss	$1,083	$1,862
Net unrealized (gain) loss on plan assets	(192)	90

Total	$891	$1,952

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

The weighted-average assumptions that were used to determine the net periodic benefit cost for the year ended December 31, 2013 and the period May 4, 2012 to December 31, 2012 are as follows:

	Year Ended December 31, 2013	May 4, 2012 to December 31, 2012
Discount rates	3.50%	3.96%
Rate of compensation increase	2.25%	2.25%
Expected long-term rates of return	5.40%	5.40%

The weighted-average assumptions that were used to determine the benefit obligation at December 31, 2013 and 2012:

	2013	2012
Discount rates	3.70%	3.50%
Rate of compensation increase	2.25%	2.25%

No amounts will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2014.

We do not anticipate making a contribution to our pension plan in 2014. The following pension benefit payments, which reflect expected future service, as appropriate, are expected to be paid to participants:

(In thousands)
2014	$357
2015	312
2016	223
2017	390
2018	650
2019 – 2023	4,427

Total	$6,359

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

		Fair Value Measurements at December 31, 2013 Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$4	$4	$—	$—

Available-for-sale securities
Bond funds:
Corporate bonds	12,976	12,976	—	—
Government bonds	1,915	1,915	—	—
Equity funds:
Large cap blend	4,720	4,720	—	—
Large cap value	287	287	—	—
Balanced fund	871	871	—	—

Available-for-sale securities	20,769	20,769	—	—

Total	$20,773	$20,773	$—	$—

		Fair Value Measurements at December 31, 2012 Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$6	$6	$—	$—

Available-for-sale securities
Bond funds:
Corporate bonds	12,041	12,041	—	—
Government bonds	1,839	1,839	—	—
Equity funds:
Large cap blend	3,740	3,740	—	—
Large cap value	235	235	—	—
Balanced fund	759	759	—	—

Available-for-sale securities	18,614	18,614	—	—

Total	$18,620	$18,620	$—	$—

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

401(k) Savings Plan

We maintain the ADTRAN, Inc. 401(k) Retirement Plan (Savings Plan) for the benefit of our eligible employees. The Savings Plan is intended to qualify under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended (Code), and is intended to be a “safe harbor” 401(k) plan under Code Section 401(k)(12). The Savings Plan allows employees to save for retirement by contributing part of their compensation to the plan on a tax-deferred basis. The Savings Plan also requires us to contribute a “safe harbor” amount each year. We match up to 4% of employee contributions (100% of an employee’s first 3% of contributions and 50% of their next 2% of contributions), beginning on the employee’s one year anniversary date. In calculating our matching contribution, we only use compensation up to the statutory maximum under the Code ($255 thousand for 2013). All contributions under the Savings Plan are 100% vested. Expenses recorded for employer contributions and plan administration costs for the Savings Plan amounted to approximately $4.5 million, $4.6 million and $4.3 million in 2013, 2012 and 2011, respectively.

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

Assets of the Trust are deemed invested in mutual funds that cover an investment spectrum ranging from equities to money market instruments. These mutual funds are publicly quoted and reported at fair value. The fair value of the assets held by the Trust and the amounts payable to the plan participants are as follows:

(In thousands)	2013	2012
Fair Value of Plan Assets
Long-term Investments	$15,123	$11,527

Total Fair Value of Plan Assets	$15,123	$11,527

Amounts Payable to Plan Participants
Non-current Liabilities	$15,123	$11,527

Total Amounts Payable to Plan Participants	$15,123	$11,527

Interest and dividend income of the Trust have been included in interest and dividend income in the accompanying 2013, 2012 and 2011 Consolidated Statements of Income. Changes in the fair value of the plan assets held by the Trust have been included in accumulated other comprehensive income in the accompanying 2013 and 2012 Consolidated Balance Sheets. Changes in the fair value of the deferred compensation liability are included as selling, general and administrative expense in the accompanying 2013, 2012 and 2011 Consolidated Statements of Income. Based on the changes in the total fair value of the Trust’s assets, we recorded deferred compensation adjustments in 2013, 2012 and 2011 of $2.8 million, $0.9 million and $(0.2) million, respectively.

Retiree Medical Coverage

We provide medical, dental and prescription drug coverage to one retired former officer and his spouse, for his life, on the same terms as provided to our active officers, and to the spouse of a former deceased officer for up to 30 years. At December 31, 2013 and 2012, this liability totaled $0.2 million.

Note 12 – Segment Information and Major Customers

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

The following table presents information about the reported sales and gross profit of our reportable segments for each of the years ended December 31, 2013, 2012 and 2011. Asset information by reportable segment is not reported, since we do not produce such information internally.

Sales and Gross Profit by Market Segment

(In thousands)	2013		2012		2011
	Sales	Gross Profit	Sales	Gross Profit	Sales	Gross Profit
Carrier Networks	$500,733	$233,206	$492,096	$247,380	$569,579	$327,813
Enterprise Networks	141,011	75,680	128,518	69,263	147,650	86,505

Total	$641,744	$308,886	$620,614	$316,643	$717,229	$414,318

Sales by Product

Our three major product categories are Carrier Systems, Business Networking and Loop Access.

Carrier Systems products are used by communications service providers to provide data, voice and video services to consumers and enterprises. This category includes the following product areas and related services:

•	Broadband Access

•	Total Access® 5000 Multi-Service Access Node (MSAN)

•	hiX family of MSANs

•	Total Access 1100/1200 Series of Fiber to the Node (FTTN) products

•	Ultra Broadband Ethernet (UBE)

•	Digital Subscriber Line Access Multiplexer (DSLAM) products

•	Optical

•	Optical Networking Edge (ONE)

•	NetVanta 8000 Series of Fiber Ethernet Access Devices (EAD)

•	OPTI-6100 and Total Access 3000 optical Multi-Service Provisioning Platforms (MSPP)

•	Pluggable Optical Products, including SFP, XFP, and SFP+

•	TDM systems

Business Networking products provide access to communication services and facilitate the delivery of cloud connectivity and enterprise communications to the small and mid-sized enterprise (SME) market. This category includes the following product areas and related services:

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

Loop Access products are used by carrier and enterprise customers for access to copper-based communications networks. The Loop Access category includes the following product areas and related services:

•	High bit-rate Digital Subscriber Line (HDSL) products

•	Digital Data Service (DDS)

•	Integrated Services Digital Network (ISDN) products

•	T1/E1/T3 Channel Service Units/Data Service Units (CSUs/DSUs)

•	TRACER fixed-wireless products

The table below presents sales information by product category for the years ended December 31, 2013, 2012 and 2011:

(In thousands)	2013	2012	2011
Carrier Systems	$427,850	$399,646	$420,289
Business Networking	168,871	149,304	162,186
Loop Access	45,023	71,664	134,754

Total	$641,744	$620,614	$717,229

In addition, we identify subcategories of product revenues, which we divide into core products and legacy products. Our core products consist of Broadband Access and Optical products (included in Carrier Systems), and Internetworking products (included in Business Networking). Our legacy products include HDSL products (included in Loop Access) and other products not included in the aforementioned core products.

The table below presents subcategory revenues for the years ended December 31, 2013, 2012 and 2011:

(In thousands)	2013	2012	2011
Core Products
Broadband Access (included in Carrier Systems)	$340,560	$320,076	$289,776
Optical (included in Carrier Systems)	55,615	51,755	82,535
Internetworking (NetVanta® & Multi-service Access Gateways) (included in Business Networking)	164,422	142,958	151,536

Subtotal	$560,597	$514,789	$523,847
Legacy Products
HDSL (does not include T1) (included in Loop Access)	41,666	66,974	126,976
Other products (excluding HDSL)	39,481	38,851	66,406

Subtotal	$81,147	$105,825	$193,382

Total	$641,744	$620,614	$717,229

The following table presents sales information by geographic area for the years ended December 31, 2013, 2012 and 2011. International sales correlate to shipments with a non-U.S. destination.

(In thousands)	2013	2012	2011
United States	$455,996	$470,369	$632,795
Germany	97,151	26,918	554
Other international	88,597	123,327	83,880

Total	$641,744	$620,614	$717,229

Customers comprising more than 10% of revenue can change from year to year. Single customers comprising more than 10% of our revenue in 2013 included two customers at 17% and 14%, respectively. Only a single customer comprised more than 10% of our revenue in 2012 at 23%. Single customers comprising more than 10% of our revenue in 2011 included two customers at 25% and 10%, respectively. No other customer accounted for 10% or more of our sales in 2013, 2012 or 2011. Our five largest customers, other than those with more than 10 percent of revenues disclosed above, can change from year to year. These customers represented 22%, 34% and 29% of total revenue in 2013, 2012 and 2011, respectively. Revenues in this disclosure do not include distributor agents who predominately provide fulfillment services to end users. In such cases where known, that revenue is associated with the end user.

As of December 31, 2013, long-lived assets, net totaled $76.7 million, which includes $71.2 million held in the United States and $5.5 million held outside the United States. As of December 31, 2012, long-lived assets, net totaled $80.2 million, which includes $73.9 million held in the United States and $6.3 million held outside the United States.

Note 13 – Commitments and Contingencies

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

We lease office space and equipment under operating leases which expire at various dates through 2018. As of December 31, 2013, future minimum rental payments under non-cancelable operating leases with original maturities of greater than 12 months are approximately as follows:

(In thousands)
2014	$4,523
2015	3,556
2016	2,506
2017	2,156
Thereafter	686

Total	$13,427

Rental expense was approximately $4.8 million, $3.9 million and $2.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Note 14 – Earnings per Share

A summary of the calculation of basic and diluted earnings per share (EPS) for the years ended December 31, 2013, 2012 and 2011 is as follows:

(In thousands, except for per share amounts)	2013	2012	2011
Numerator
Net Income	$45,794	$47,263	$138,577

Denominator
Weighted average number of shares – basic	59,001	63,259	64,145
Effect of dilutive securities:
Stock options	390	488	1,236
Restricted stock and restricted stock units	33	27	35

Weighted average number of shares – diluted	59,424	63,774	65,416

Net income per share – basic	$0.78	$0.75	$2.16
Net income per share – diluted	$0.77	$0.74	$2.12

For each of the years ended December 31, 2013, 2012 and 2011, 3.2 million, 3.2 million and 1.2 million stock options were outstanding but were not included in the computation of that year’s diluted EPS because the options’ exercise prices were greater than the average market price of the common shares, therefore making them anti-dilutive under the treasury stock method.

Note 15 – Summarized Quarterly Financial Data (Unaudited)

The following table presents unaudited quarterly operating results for each of our last eight fiscal quarters. This information has been prepared on a basis consistent with our audited financial statements and includes all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the data.

Unaudited Quarterly Operating Results

(In thousands, except for per share amounts)

Three Months Ended	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Net sales	$143,013	$162,233	$177,404	$159,094
Gross profit	$69,677	$79,798	$82,547	$76,864
Operating income	$6,563	$14,053	$17,210	$10,639
Net income	$7,890	$9,859	$16,205	$11,840
Earnings per common share	$0.13	$0.17	$0.28	$0.21
Earnings per common share assuming dilution (1)	$0.13	$0.17	$0.28	$0.20

Three Months Ended	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Net sales	$134,735	$183,998	$162,125	$139,756
Gross profit	$74,087	$95,201	$79,972	$67,383
Operating income	$16,181	$26,838	$10,276	$2,874
Net income	$12,960	$21,070	$9,272	$3,961
Earnings per common share	$0.20	$0.33	$0.15	$0.06
Earnings per common share assuming dilution (1)	$0.20	$0.33	$0.15	$0.06

(1)	Assumes exercise of dilutive stock options calculated under the treasury stock method.

Note 16 – Related Party Transactions

We employ the law firm of our director emeritus for legal services. All bills for services rendered by this firm are reviewed and approved by our Chief Financial Officer. We believe that the fees for such services are comparable to those charged by other firms for services rendered to us. For the years ended 2013, 2012 and 2011, we incurred fees of $10 thousand per month for these legal services.

Note 17 – Subsequent Events

On January 21, 2014, the Board declared a quarterly cash dividend of $0.09 per common share to be paid to shareholders of record at the close of business on February 6, 2014. The quarterly dividend payment was $5.1 million and was paid on February 20, 2014. In July 2003, our Board of Directors elected to begin declaring quarterly dividends on our common stock considering the tax treatment of dividends and adequate levels of Company liquidity.

In February 2014, we made a decision to make a $16.5 million principal payment on the Amended and Restated Bond. The restricted certificate of deposit included in our long-term investments will be reduced by the amount of the payment. We anticipate this payment will be made during the first quarter of 2014.

As of February 27, 2014, we have repurchased 0.4 million shares of our common stock through open market purchases at an average cost of $25.13 per share. We currently have the authority to purchase an additional 3.1 million shares of our common stock under the current plan approved by the Board of Directors.

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

Information relating to nominees for director of ADTRAN and compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the captions “Proposal 1–Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance,” respectively, in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 14, 2014. Such information is incorporated herein by reference. The definitive Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2013. Information relating to the executive officers of ADTRAN, pursuant to Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K, is set forth at Part I, Item 4A of this report under the caption “Executive Officers of the Registrant.” This information is incorporated herein by reference.

Code of Ethics

We have adopted the ADTRAN, Inc. Code of Conduct, which applies to all employees, officers and directors of ADTRAN. The Code of Conduct meets the requirements of a “code of ethics” as defined by Item 406 of Regulation S-K, and applies to our Chief Executive Officer, Chief Financial Officer (who is both our principal financial and principal accounting officer), as well as all other employees, as indicated above. The Code of Conduct also meets the requirements of a code of conduct under NASDAQ listing standards. The Code of Conduct is posted on our website at www.adtran.com under the links “Investor Relations – Corporate Governance – Code of Conduct.” We intend to disclose any amendments to the Code of Conduct, as well as any waivers for executive officers or directors, on our website at www.adtran.com.

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

Consolidated Balance Sheets as of December 31, 2013 and 2012

Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 27, 2014.

ADTRAN, Inc. (Registrant)

By:	/s/ James E. Matthews
James E. Matthews Senior Vice President – Finance, Chief Financial Officer, Treasurer, Secretary and Director (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 27, 2014.

Signature	Title
/s/ Thomas R. Stanton	Chief Executive Officer and Chairman of the Board
Thomas R. Stanton

/s/ James E. Matthews	Senior Vice President – Finance,
James E. Matthews	Chief Financial Officer, Treasurer, Secretary and Director

/s/ Balan Nair*	Director
Balan Nair

/s/ William L. Marks*	Director
William L. Marks

/s/ Roy J. Nichols*	Director
Roy J. Nichols

/s/ H. Fenwick Huss *	Director
H. Fenwick Huss

*By:	/s/ James E. Matthews
James E. Matthews as Attorney in Fact

ADTRAN, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C	Column D	Column E	Column F
(In thousands)	Balance at Beginning of Period	Assumed on Acquisition	Charged to Costs & Expenses	Deductions	Balance at End of Period
Year ended December 31, 2013
Allowance for Doubtful Accounts	$6	—	136	12	$130
Inventory Reserve	$11,957	—	11,457	421	$22,993
Warranty Liability	$9,653	—	4,051	4,727	$8,977
Deferred Tax Asset Valuation Allowance	$10,939	—	(1,056)	1,041	$8,842
Year ended December 31, 2012
Allowance for Doubtful Accounts	$8	—	38	40	$6
Inventory Reserve	$9,419	—	3,042	504	$11,957
Warranty Liability	$4,118	3,781	5,363	3,609	$9,653
Deferred Tax Asset Valuation Allowance	$7,585	—	3,594	240	$10,939
Year ended December 31, 2011
Allowance for Doubtful Accounts	$162	—	117	271	$8
Inventory Reserve	$8,932	—	1,137	650	$9,419
Warranty Liability	$3,304	33	2,860	2,079	$4,118
Deferred Tax Asset Valuation Allowance	$5,627	1,462	496	—	$7,585

ADTRAN, INC.

INDEX OF EXHIBITS

Exhibit Number	Description

2.1	Asset Sale and Purchase Agreement dated 11 December 2011 Regarding the Sale and Purchase of the NSN DSLAM, GPON and ACI Products and the Related Services Businesses.

3.1	Certificate of Incorporation, as amended (Exhibit 3.1 to ADTRAN’s Registration Statement on Form S-1, No. 33-81062 (the “Form S-1 Registration Statement”)).

3.2	Bylaws, as amended (Exhibit 3.1 to ADTRAN’s Current Report on Form 8-K filed October 16, 2007).

10.1	Documents relative to the $50,000,000 Taxable Revenue Bond, Series 1995 (ADTRAN, Inc. Project) issued by the Alabama State Industrial Development Authority, consisting of the following:

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