Form 10-Q
period 2014-03-31
ADTRAN INC
filed 2014-05-07
CIK 926282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2014

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date:

Class	Outstanding at April 23, 2014
Common Stock, $.01 Par Value	56,417,196 shares

ADTRAN, INC.

Quarterly Report on Form 10-Q

For the Three Months Ended March 31, 2014

FORWARD LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of ADTRAN. ADTRAN and its representatives may from time to time make written or oral forward-looking statements, including statements contained in this report, our other filings with the Securities and Exchange Commission (SEC) and other communications with our stockholders. Generally, the words, “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “may,” “could” and similar expressions identify forward-looking statements. We caution you that any forward-looking statements made by us or on our behalf are subject to uncertainties and other factors that could cause such statements to be wrong. A list of factors that could materially affect our business, financial condition or operating results is included under “Factors that Could Affect Our Future Results” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 2 of Part I of this report. They have also been discussed in Item 1A of Part I in our most recent Annual Report on Form 10-K for the year ended December 31, 2013 filed on February 27, 2014 with the SEC. Though we have attempted to list comprehensively these important factors, we caution investors that other factors may prove to be important in the future in affecting our operating results. New factors emerge from time to time, and it is not possible for us to predict all of these factors, nor can we assess the impact each factor or a combination of factors may have on our business.

You are further cautioned not to place undue reliance on these forward-looking statements because they speak only of our views as of the date that the statements were made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADTRAN, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	March 31,	December 31,
	2014	2013
ASSETS
Current Assets
Cash and cash equivalents	$52,815	$58,298
Short-term investments	89,160	105,760
Accounts receivable, less allowance for doubtful accounts of $133 and $130 at March 31, 2014 and December 31, 2013, respectively	100,524	85,814
Other receivables	28,967	18,249
Inventory	87,396	90,111
Prepaid expenses	5,005	4,325
Deferred tax assets, net	15,181	17,083

Total Current Assets	379,048	379,640
Property, plant and equipment, net	75,885	76,739
Deferred tax assets, net	11,491	9,622
Goodwill	3,492	3,492
Other assets	11,933	11,180
Long-term investments	309,452	309,225

Total Assets	$791,301	$789,898

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$59,097	$48,282
Unearned revenue	27,533	22,205
Accrued expenses	10,683	12,776
Accrued wages and benefits	17,448	14,040
Income tax payable, net	5,272	5,002

Total Current Liabilities	120,033	102,305
Non-current unearned revenue	15,116	14,643
Other non-current liabilities	23,476	22,144
Bonds payable	30,000	46,200

Total Liabilities	188,625	185,292
Commitments and contingencies (see Note 14)
Stockholders’ Equity
Common stock, par value $0.01 per share; 200,000 shares authorized; 79,652 shares issued and 56,646 shares outstanding at March 31, 2014 and 79,652 shares issued and 56,918 shares outstanding at December 31, 2013	797	797
Additional paid-in capital	235,624	233,511
Accumulated other comprehensive income	10,084	10,753
Retained earnings	888,121	884,451
Less treasury stock at cost: 23,006 and 22,734 shares at March 31, 2014 and December 31, 2013, respectively	(531,950)	(524,906)

Total Stockholders’ Equity	602,676	604,606

Total Liabilities and Stockholders’ Equity	$791,301	$789,898

See notes to consolidated financial statements

ADTRAN, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2014	2013
Sales	$147,004	$143,013
Cost of sales	69,214	73,336

Gross Profit	77,790	69,677
Selling, general and administrative expenses	33,939	30,603
Research and development expenses	32,553	32,511

Operating Income	11,298	6,563
Interest and dividend income	1,294	1,768
Interest expense	(227)	(581)
Net realized investment gain	2,192	3,645
Other income (expense), net	122	(1,672)

Income before provision for income taxes	14,679	9,723
Provision for income taxes	(5,072)	(1,833)

Net Income	$9,607	$7,890

Weighted average shares outstanding – basic	56,751	61,847
Weighted average shares outstanding – diluted	57,368	62,030
Earnings per common share – basic	$0.17	$0.13
Earnings per common share – diluted	$0.17	$0.13
Dividend per share	$0.09	$0.09

See notes to consolidated financial statements

ADTRAN, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2014	2013
Net Income	$9,607	$7,890

Other Comprehensive Loss, net of tax:
Net unrealized losses on available-for-sale securities	(921)	(1,644)
Foreign currency translation	252	323

Other Comprehensive Loss, net of tax	(669)	(1,321)

Comprehensive Income, net of tax	$8,938	$6,569

See notes to consolidated financial statements

ADTRAN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$9,607	$7,890
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,580	3,663
Amortization of net premium on available-for-sale investments	1,135	1,754
Net realized gain on long-term investments	(2,192)	(3,645)
Net (gain) loss on disposal of property, plant and equipment	(3)	17
Stock-based compensation expense	2,057	2,232
Deferred income taxes	627	715
Tax benefit from stock option exercises	57	—
Excess tax benefits from stock-based compensation arrangements	(55)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(14,668)	(1,306)
Other receivables	(10,710)	(224)
Inventory	2,739	6,540
Prepaid expenses and other assets	(2,024)	(217)
Accounts payable	11,043	7,170
Accrued expenses and other liabilities	8,431	1,188
Income tax payable, net	275	379

Net cash provided by operating activities	9,899	26,156

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,042)	(643)
Proceeds from disposals of property, plant and equipment	1	—
Proceeds from sales and maturities of available-for-sale investments	85,072	118,133
Purchases of available-for-sale investments	(69,182)	(125,411)

Net cash provided by (used in) investing activities	13,849	(7,921)

Cash flows from financing activities:
Proceeds from stock option exercises	1,541	55
Purchases of treasury stock	(9,427)	(22,546)
Dividend payments	(5,102)	(5,586)
Payments on long-term debt	(16,500)	—
Excess tax benefits from stock-based compensation arrangements	55	—

Net cash used in financing activities	(29,433)	(28,077)

Net decrease in cash and cash equivalents	(5,685)	(9,842)
Effect of exchange rate changes	202	25
Cash and cash equivalents, beginning of period	58,298	68,457

Cash and cash equivalents, end of period	$52,815	$58,640

Supplemental disclosure of non-cash investing activities
Purchases of property, plant and equipment included in accounts payable	$85	$92

See notes to consolidated financial statements

ADTRAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share amounts)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements of ADTRAN®, Inc. and its subsidiaries (ADTRAN) have been prepared pursuant to the rules and regulations for reporting on Quarterly Reports on Form 10-Q. Accordingly, certain information and notes required by generally accepted accounting principles for complete financial statements are not included herein. The December 31, 2013 Consolidated Balance Sheet is derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

In the opinion of management, all adjustments necessary for a fair presentation of these interim statements have been recorded and are of a normal and recurring nature. The results of operations for an interim period are not necessarily indicative of the results for the full year. The interim statements should be read in conjunction with the financial statements and notes thereto included in ADTRAN’s Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 27, 2014 with the SEC.

Changes in Classifications

We corrected immaterial misclassifications between the operating and investing sections of our consolidated statements of cash flows and adjusted our cash flows for the three months ended March 31, 2013 in these categories by $0.1 million in order to be consistent with the 2014 presentation.

Out of Period Adjustment

During the year ended December 31, 2013, we identified two adjustments in the acquired NSN (formerly Nokia Siemens Networks) Broadband Access business (NSN BBA business) relating to customer payment discounts for one customer, and recoverable VAT taxes on certain vendor freight invoices that should have been recorded in prior periods. These adjustments resulted from a $0.3 million understatement of net income in the first quarter of 2013. We evaluated the impact of the adjustments on the results of our previously issued financial statements for first quarter of 2013 and concluded that the impact was not material. We also evaluated the impact of the cumulative effect of the adjustments in 2013 and concluded that the impact was not material to our results for the year 2013. Accordingly, during the three months ended September 30, 2013 we recorded an out of period adjustment to correct these issues.

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

Recent Accounting Pronouncements

During the three months ended March 31, 2014, no accounting pronouncements were issued that would have a material effect on our consolidated results of operations or financial condition.

2. INCOME TAXES

Our effective tax rate increased from 18.9% in the three months ended March 31, 2013 to 34.6% in the three months ended March 31, 2014. The increase in the effective tax rate between the two periods is primarily attributable to the net effect of recording the benefit for the research tax credit for the 2012 tax year in January 2013 pursuant to the American Taxpayer Relief Act of 2012, and the inclusion of the benefit of the estimated 2013 research tax credit in the estimated annual effective rate for 2013. Additionally, the effective tax rate in the first quarter of 2014 did not include a benefit for the research tax credit, which expired on December 31, 2013. This increase was partially offset by the release of a valuation allowance attributable to a foreign subsidiary.

3. PENSION BENEFIT PLAN

We maintain a defined benefit pension plan covering employees in certain foreign countries.

The following table summarizes the components of net periodic pension cost for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
(In thousands)	2014	2013
Service cost	$305	$300
Interest cost	215	187
Expected return on plan assets	(279)	(253)

Net periodic pension cost	$241	$234

4. STOCK-BASED COMPENSATION

The following table summarizes the stock-based compensation expense related to stock options, restricted stock units (RSUs) and restricted stock for the three months ended March 31, 2014 and 2013, which was recognized as follows:

	Three Months Ended March 31,
(In thousands)	2014	2013
Stock-based compensation expense included in cost of sales	$116	$106

Selling, general and administrative expense	1,026	1,063
Research and development expense	915	1,063

Stock-based compensation expense included in operating expenses	1,941	2,126

Total stock-based compensation expense	2,057	2,232
Tax benefit for expense associated with non-qualified options	(284)	(307)

Total stock-based compensation expense, net of tax	$1,773	$1,925

The fair value of our stock options was estimated using the Black-Scholes model. The determination of the fair value of stock options on the date of grant using the Black-Scholes model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables that may have a significant impact on the fair value estimate.

There were no options granted during the three months ended March 31, 2013. The weighted-average assumptions and value of options granted for the three months ended March 31, 2014 are summarized as follows:

Three Months Ended March 31, 2014
Expected volatility	39.57%
Risk-free interest rate	1.86%
Expected dividend yield	1.38%
Expected life (in years)	6.25
Weighted-average estimated value	$9.28

The fair value of our RSUs is calculated using a Monte Carlo Simulation valuation method. No RSUs were granted, forfeited, or vested during the three months ended March 31, 2014 or 2013.

The fair value of restricted stock is equal to the closing price of our stock on the date of grant. No restricted stock was granted, forfeited, or vested during the three months ended March 31, 2014 or 2013.

Stock-based compensation expense recognized in our Consolidated Statements of Income for the three months ended March 31, 2014 and 2013 is based on options, RSUs and restricted stock ultimately expected to vest, and has been reduced for estimated forfeitures. Estimated forfeitures for stock options were based upon historical experience and approximate 2.5% annually. We estimated a 0% forfeiture rate for our RSUs and restricted stock due to the limited number of recipients and historical experience for these awards.

As of March 31, 2014, total compensation expense related to non-vested stock options, RSUs and restricted stock not yet recognized was approximately $16.4 million, which is expected to be recognized over an average remaining recognition period of 2.5 years.

The following table is a summary of our stock options outstanding as of December 31, 2013 and March 31, 2014 and the changes that occurred during the three months ended March 31, 2014:

(In thousands, except per share amounts)	Number of Options	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life In Years	Aggregate Intrinsic Value
Options outstanding, December 31, 2013	6,358	$24.43	6.60	$25,878
Options granted	2	$26.03
Options cancelled/forfeited	(61)	$25.16
Options exercised	(78)	$19.71

Options outstanding, March 31, 2014	6,221	$24.48	6.35	$14,478

Options exercisable, March 31, 2014	3,826	$24.84	4.93	$8,526

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (the difference between the closing price of our stock on the last trading day of the quarter and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2014. The aggregate intrinsic value will change based on the fair market value of our stock.

The total pre-tax intrinsic value of options exercised during the three months ended March 31, 2014 was $0.5 million.

5. INVESTMENTS

At March 31, 2014, we held the following securities and investments, recorded at either fair value or cost.

(In thousands)	Amortized Cost	Gross Unrealized		Carrying Value
		Gains	Losses
Deferred compensation plan assets	$12,523	$2,770	$(16)	$15,277
Corporate bonds	130,437	456	(30)	130,863
Municipal fixed-rate bonds	157,851	673	(137)	158,387
Municipal variable rate demand notes	24,840	—	—	24,840
Marketable equity securities	25,166	12,798	(378)	37,586

Available-for-sale securities held at fair value	$350,817	$16,697	$(561)	$366,953

Restricted investment held at cost				30,000
Other investments held at cost				1,659

Total carrying value of available-for-sale investments				$398,612

At December 31, 2013, we held the following securities and investments, recorded at either fair value or cost.

(In thousands)	Amortized Cost	Gross Unrealized		Carrying Value
		Gains	Losses
Deferred compensation plan assets	$12,300	$2,847	$(24)	$15,123
Corporate bonds	166,370	534	(45)	166,859
Municipal fixed-rate bonds	135,773	583	(54)	136,302
Municipal variable rate demand notes	8,310	—	—	8,310
Marketable equity securities	24,654	13,975	(177)	38,452

Available-for-sale securities held at fair value	$347,407	$17,939	$(300)	$365,046

Restricted investment held at cost				48,250
Other investments held at cost				1,689

Total carrying value of available-for-sale investments				$414,985

As of March 31, 2014, our corporate bonds and municipal fixed-rate bonds had the following contractual maturities:

(In thousands)	Corporate bonds	Municipal fixed-rate bonds
Less than one year	$34,248	$34,630
One to two years	52,222	60,991
Two to three years	44,393	47,713
Three to five years	—	15,053

Total	$130,863	$158,387

Our investment policy provides limitations for issuer concentration, which limits, at the time of purchase, the concentration in any one issuer to 5% of the market value of our total investment portfolio.

At March 31, 2014, we held a $30.0 million restricted certificate of deposit, which is carried at cost. This investment serves as a collateral deposit against the principal amount outstanding under loans made to ADTRAN pursuant to an Alabama State Industrial Development Authority revenue bond (the Bond). During the first quarter of 2014, we made a principal payment on the Bond of $16.5 million. At March 31, 2014, the estimated fair value of the Bond using a level 2 valuation technique was approximately $29.6 million, based on a debt security with a comparable interest rate and maturity and a Standard and Poor’s credit rating of AAA-. For more information on the Bond, see “Debt” under “Liquidity and Capital Resources” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 2 of Part I of this report.

We review our investment portfolio for potential “other-than-temporary” declines in value on an individual investment basis. We assess, on a quarterly basis, significant declines in value which may be considered other-than-temporary and, if necessary, recognize and record the appropriate charge to write-down the carrying value of such investments. In making this assessment, we take into consideration qualitative and quantitative information, including but not limited to the following: the magnitude and duration of historical declines in market prices, credit rating activity, assessments of liquidity, public filings, and statements made by the issuer. We generally begin our identification of potential other-than-temporary impairments by reviewing any security with a fair value that has declined from its original or adjusted cost basis by 25% or more for six or more consecutive months. We then evaluate the individual security based on the previously identified factors to determine the amount of the write-down, if any. As a result of our review, we recorded no other-than-temporary impairment charges during the three months ended March 31, 2014. For the three months ended March 31, 2013, we recorded an other-than-temporary impairment charge of $4 thousand related to one marketable equity security.

Realized gains and losses on sales of securities are computed under the specific identification method. The following table presents gross realized gains and losses related to our investments.

	Three Months Ended March 31,
(In thousands)	2014	2013
Gross realized gains	$2,228	$3,727
Gross realized losses	$(36)	$(82)

As of March 31, 2014 and 2013, gross unrealized losses related to individual securities in a continuous loss position for 12 months or longer were not significant.

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

	Fair Value Measurements at March 31, 2014 Using
(In thousands)	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$11,742	$11,742	$—	$—

Available-for-sale securities
Deferred compensation plan assets	15,277	15,277	—	—
Available-for-sale debt securities
Corporate bonds	130,863	—	130,863	—
Municipal fixed-rate bonds	158,387	—	158,387	—
Municipal variable rate demand notes	24,840	—	24,840	—
Available-for-sale marketable equity securities
Equity securities – technology industry	10,639	10,639	—	—
Equity securities – other	26,947	26,947	—	—

Available-for-sale securities	366,953	52,863	314,090	—

Total	$378,695	$64,605	$314,090	$—

	Fair Value Measurements at December 31, 2013 Using
(In thousands)	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$3,949	$3,949	$—	$—

Available-for-sale securities
Deferred compensation plan assets	15,123	15,123	—	—
Available-for-sale debt securities
Corporate bonds	166,859	—	166,859	—
Municipal fixed-rate bonds	136,302	—	136,302	—
Municipal variable rate demand notes	8,310	—	8,310	—
Available-for-sale marketable equity securities
Equity securities – technology industry	11,398	11,398	—	—
Equity securities – other	27,054	27,054	—	—

Available-for-sale securities	365,046	53,575	311,471	—

Total	$368,995	$57,524	$311,471	$—

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

As of March 31, 2014, we had forward contracts outstanding with notional amounts totaling €20.7 million ($28.5 million), which mature through 2014.

The fair values of our derivative instruments recorded in the Consolidated Balance Sheet as of March 31, 2014 and December 31, 2013 were as follows:

(In thousands)	Balance Sheet Location	March 31, 2014	December 31, 2013
Derivatives Not Designated as Hedging Instruments (Level 2):
Foreign exchange contracts – asset derivatives	Other receivables	$1	$18
Foreign exchange contracts – liability derivatives	Accounts payable	$(8)	$(15)

The change in the fair values of our derivative instruments recorded in the Consolidated Statements of Income during the three months ended March 31, 2014 were as follows:

		Three Months Ended
(In thousands)	Income Statement Location	March 31, 2014	March 31, 2013
Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	Other income (expense)	$(110)	$(224)

7. INVENTORY

At March 31, 2014 and December 31, 2013, inventory consisted of the following:

	March 31,	December 31,
(In thousands)	2014	2013
Raw materials	$41,546	$44,093
Work in process	3,217	3,484
Finished goods	42,633	42,534

Total	$87,396	$90,111

We establish reserves for estimated excess, obsolete, or unmarketable inventory equal to the difference between the cost of the inventory and the estimated fair value of the inventory based upon assumptions about future demand and market conditions. At March 31, 2014 and December 31, 2013, raw materials reserves totaled $17.0 million and $16.9 million, respectively, and finished goods inventory reserves totaled $4.9 million and $6.1 million, respectively. The decrease in finished goods inventory reserve from December 31, 2013 to March 31, 2014 is primarily attributable to the disposal of inventory that was fully reserved.

8. GOODWILL AND INTANGIBLE ASSETS

The change in the carrying value of goodwill, all of which is included in our Enterprise Networks division, for the three months ended March 31, 2014 is as follows:

(In thousands)
Balance, December 31, 2013	$3,492
Acquisitions	—
Impairment losses	—

Balance, March 31, 2014	$3,492

Balance as of March 31, 2014
Goodwill	$3,492
Accumulated impairment losses	—

Total goodwill	$3,492

We evaluate the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. When evaluating whether goodwill is impaired, we compare the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, then the amount of the impairment loss is measured. There were no impairment losses recorded during the three months ended March 31, 2014 or 2013.

Intangible assets are included in other assets in the accompanying Consolidated Balance Sheets and include intangibles acquired in conjunction with our acquisition of Objectworld Communications Corporation on September 15, 2009, Bluesocket, Inc. on August 4, 2011, and the NSN BBA business on May 4, 2012.

The following table presents our intangible assets as of March 31, 2014 and December 31, 2013:

(In thousands)	March 31, 2014			December 31, 2013
	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Customer relationships	$6,963	$(1,742)	$5,221	$6,996	$(1,555)	$5,441
Developed technology	6,392	(2,939)	3,453	6,537	(2,692)	3,845
Intellectual property	2,340	(1,269)	1,071	2,340	(1,185)	1,155
Trade names	270	(160)	110	270	(145)	125
Other	14	(9)	5	14	(8)	6

Total	$15,979	$(6,119)	$9,860	$16,157	$(5,585)	$10,572

Amortization expense, all of which relates to business acquisitions, was $0.6 million for the three months ended March 31, 2014 and 2013.

As of March 31, 2014, the estimated future amortization expense of our intangible assets is as follows:

(In thousands)	Amount
Remainder of 2014	$1,718
2015	2,168
2016	1,893
2017	1,290
2018	782
Thereafter	2,009

Total	$9,860

9. STOCKHOLDERS’ EQUITY

A summary of the changes in stockholders’ equity for the three months ended March 31, 2014 is as follows:

Stockholders’
(In thousands)	Equity
Balance, December 31, 2013	$604,606
Net income	9,607
Dividend payments	(5,102)
Dividends accrued for unvested restricted stock units	6
Net unrealized gains (losses) on available-for-sale securities (net of tax)	(921)
Foreign currency translation adjustment	252
Proceeds from stock option exercises	1,541
Purchase of treasury stock	(9,427)
Income tax benefit from exercise of stock options	57
Stock-based compensation expense	2,057

Balance, March 31, 2014	$602,676

Stock Repurchase Program

Since 1997, our Board of Directors has approved multiple share repurchase programs that have authorized open market repurchase transactions of up to 40.0 million shares of our common stock. During the three months ended March 31, 2014, we repurchased 0.4 million shares of our common stock at an average price of $25.13 per share. We currently have the authority to purchase an additional 3.1 million shares of our common stock under the current plan approved by the Board of Directors on May 1, 2013.

Stock Option Exercises

We issued 0.1 million shares of treasury stock during the three months ended March 31, 2014 to accommodate employee stock option exercises. The stock options had exercise prices ranging from $15.29 to $23.46. We received proceeds totaling $1.5 million from the exercise of these stock options during the three months ended March 31, 2014.

Dividend Payments

During the three months ended March 31, 2014, we paid cash dividends as follows (in thousands except per share amounts):

Record Date	Payment Date	Per Share Amount	Total Dividend Paid
February 6, 2014	February 20, 2014	$0.09	$5,102

Other Comprehensive Income

Other comprehensive income consists of unrealized gains (losses) on available-for-sale securities, reclassification adjustments for amounts included in net income related to impairments of available-for-sale securities and realized gains (losses) on available-for-sale securities, defined benefit plan adjustments and foreign currency translation adjustments.

The following tables present changes in accumulated other comprehensive income, net of tax, by component for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014
(In thousands)	Unrealized Gains (Losses) on Available- for-Sale Securities	Defined Benefit Plan Adjustments	Foreign Currency Adjustments	Total
Beginning balance	$10,737	$(891)	$907	$10,753
Other comprehensive income (loss) before reclassifications	402	—	252	654
Amounts reclassified from accumulated other comprehensive income	(1,323)	—	—	(1,323)

Net current period other comprehensive income (loss)	(921)	—	252	(669)

Ending balance	$9,816	$(891)	$1,159	$10,084

	Three Months Ended March 31, 2013
(In thousands)	Unrealized Gains (Losses) on Available- for-Sale Securities	Defined Benefit Plan Adjustments	Foreign Currency Adjustments	Total
Beginning balance	$10,108	$(1,952)	$3,112	$11,268
Other comprehensive income (loss) before reclassifications	454	—	323	777
Amounts reclassified from accumulated other comprehensive income	(2,098)	—	—	(2,098)

Net current period other comprehensive income (loss)	(1,644)	—	323	(1,321)

Ending balance	$8,464	$(1,952)	$3,435	$9,947

The following tables present the details of reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2014 and 2013:

(In thousands)	Three Months Ended March 31, 2014
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income Is Presented
Unrealized gains (losses) on available-for-sale securities:
Net realized gain on sales of securities	$2,170	Net realized investment gain
Impairment expense	—	Net realized investment gain

Total reclassifications for the period, before tax	2,170
Tax (expense) benefit	(847)

Total reclassifications for the period, net of tax	$1,323

(In thousands)	Three Months Ended March 31, 2013
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income Is Presented
Unrealized gains (losses) on available-for-sale securities:
Net realized gain on sales of securities	$3,444	Net realized investment gain
Impairment expense	(4)	Net realized investment gain

Total reclassifications for the period, before tax	3,440
Tax (expense) benefit	(1,342)

Total reclassifications for the period, net of tax	$2,098

The following table presents the tax effects related to the change in each component of other comprehensive income for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Unrealized gains (losses) on available-for-sale securities	$659	$(257)	$402	$744	$(290)	$454
Reclassification adjustment for amounts included in net income	(2,170)	847	(1,323)	(3,440)	1,342	(2,098)
Foreign currency translation adjustment	252	—	252	323	—	323

Total Other Comprehensive Income (Loss)	$(1,259)	$590	$(669)	$(2,373)	$1,052	$(1,321)

10. EARNINGS PER SHARE

A summary of the calculation of basic and diluted earnings per share for the three months ended March 31, 2014 and 2013 is as follows:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2014	2013
Numerator
Net income	$9,607	$7,890

Denominator
Weighted average number of shares – basic	56,751	61,847
Effect of dilutive securities
Stock options	602	162
Restricted stock and restricted stock units	15	21

Weighted average number of shares – diluted	57,368	62,030

Net income per share – basic	$0.17	$0.13
Net income per share – diluted	$0.17	$0.13

Anti-dilutive options to purchase common stock outstanding were excluded from the above calculations. Anti-dilutive options totaled 3.1 million and 5.4 million for the three months ended March 31, 2014 and 2013, respectively.

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

The following table presents information about the reported sales and gross profit of our reportable segments for the three months ended March 31, 2014 and 2013. Asset information by reportable segment is not reported, since we do not produce such information internally.

	Three Months Ended
	March 31, 2014		March 31, 2013
(In thousands)	Sales	Gross Profit	Sales	Gross Profit
Carrier Networks	$118,162	$61,353	$109,887	$51,591
Enterprise Networks	28,842	16,437	33,126	18,086

Total	$147,004	$77,790	$143,013	$69,677

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

Loop Access products are used by carrier and enterprise customers for access to copper-based communications networks. The Loop Access category includes the following product areas and related services:

•	High bit-rate Digital Subscriber Line (HDSL) products

•	Digital Data Service (DDS)

•	Integrated Services Digital Network (ISDN) products

•	T1/E1/T3 Channel Service Units/Data Service Units (CSUs/DSUs)

•	TRACER fixed-wireless products

The table below presents sales information by product category for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
(In thousands)	2014	2013
Carrier Systems	$99,553	$92,804
Business Networking	37,919	38,076
Loop Access	9,532	12,133

Total	$147,004	$143,013

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

The table below presents subcategory revenues for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
(In thousands)	2014	2013
Core Products
Broadband Access (included in Carrier Systems)	$81,527	$72,234
Optical (included in Carrier Systems)	12,789	8,874
Internetworking (included in Business Networking)	36,946	36,912

Subtotal	131,262	118,020
Legacy Products
HDSL (does not include T1) (included in Loop Access)	8,877	11,407
Other products (excluding HDSL)	6,865	13,586

Subtotal	15,742	24,993

Total	$147,004	$143,013

12. LIABILITY FOR WARRANTY RETURNS

Our products generally include warranties of 90 days to ten years for product defects. We accrue for warranty returns at the time revenue is recognized based on our estimate of the cost to repair or replace the defective products. We engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers. Our products continue to become more complex in both size and functionality as many of our product offerings migrate from line card applications to systems products. The increasing complexity of our products will cause warranty incidences, when they arise, to be more costly. Our estimates regarding future warranty obligations may change due to product failure rates, material usage, and other rework costs incurred in correcting a product failure. In addition, from time to time, specific warranty accruals may be recorded if unforeseen problems arise. Should our actual experience relative to these factors be worse than our estimates, we will be required to record additional warranty expense. Alternatively, if we provide for more reserves than we require, we will reverse a portion of such provisions in future periods. The liability for warranty obligations totaled $7.4 million at March 31, 2014 and $9.0 million at December 31, 2013. The decrease from December 31, 2013 to March 31, 2014 includes a $1.5 million decrease related to the settlement of an outstanding warranty claim, which corresponds to a reduction in Other Receivables. These liabilities are included in accrued expenses in the accompanying Consolidated Balance Sheets.

A summary of warranty expense and write-off activity for the three months ended March 31, 2014 and 2013 is as follows:

	Three Months Ended March 31,
	2014	2013
(In thousands)
Balance at beginning of period	$8,977	$9,653
Plus: Amounts charged to cost and expenses	434	397
Less: Deductions	(2,019)	(1,258)

Balance at end of period	$7,392	$8,792

Deductions for the three months ended March 31, 2014 include a $1.5 million reduction that relates to the settlement of an outstanding warranty claim, which corresponds to a reduction in Other Receivables.

13. RELATED PARTY TRANSACTIONS

We employ the law firm of our director emeritus for legal services. All bills for services rendered by this firm are reviewed and approved by our Chief Financial Officer. We believe that the fees for such services are comparable to those charged by other firms for services rendered to us. For the three months ended March 31, 2014 and 2013, we incurred fees of $10 thousand per month for these legal services.

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

We have committed to invest up to an aggregate of $7.9 million in two private equity funds, and we have contributed $8.4 million as of March 31, 2014, of which $7.7 million has been applied to these commitments.

15. SUBSEQUENT EVENTS

On April 15, 2014, we announced that our Board of Directors declared a quarterly cash dividend of $0.09 per common share to be paid to stockholders of record at the close of business on May 1, 2014. The payment date will be May 15, 2014. The quarterly dividend payment will be approximately $5.0 million. In July 2003, our Board of Directors elected to begin declaring quarterly dividends on our common stock considering the tax treatment of dividends and adequate levels of Company liquidity.

During the second quarter and as of May 7, 2014, we have repurchased 1.3 million shares of our common stock through open market purchases at an average cost of $22.63 per share. We currently have the authority to purchase an additional 1.8 million shares of our common stock under the current plan approved by the Board of Directors.

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

Sales were $147.0 million for the three months ended March 31, 2014 compared to $143.0 million for the three months ended March 31, 2013. Product revenues for our three core areas, Broadband Access, Optical and Internetworking, were $131.3 million for the three months ended March 31, 2014 compared to $118.0 million for the three months ended March 31, 2013. Our gross margin increased to 52.9% for the three months ended March 31, 2014 from 48.7% for the three months ended March 31, 2013. Our operating income margin increased to 7.7% for the three months ended March 31, 2014 from 4.6% for the three months ended March 31, 2013. Net income was $9.6 million for the three months ended March 31, 2014 compared to $7.9 million for the three months ended March 31, 2013. Our effective tax rate increased to 34.6% for the three months ended March 31, 2014 from 18.9% for the three months ended March 31, 2013. Earnings per share, assuming dilution, were $0.17 for the three months ended March 31, 2014 compared to $0.13 for the three months ended March 31, 2013.

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

Accordingly, our historical financial performance is not necessarily a meaningful indicator of future results, and, in general, management expects that our financial results may vary from period to period. A list of factors that could materially affect our business, financial condition or operating results is included under “Factors That Could Affect Our Future Results” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 2 of Part I of this report. These factors have also been discussed in more detail in Item 1A of Part I in our most recent Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 27, 2014 with the SEC.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our critical accounting policies and estimates have not changed significantly from those detailed in our most recent Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 27, 2014 with the SEC.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition, which is incorporated herein by reference.

RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH 31, 2014 COMPARED TO THREE MONTHS ENDED MARCH 31, 2013

SALES

ADTRAN’s sales increased 2.8% from $143.0 million in the three months ended March 31, 2013 to $147.0 million in the three months ended March 31, 2014. The increase in sales is primarily attributable to a $9.3 million increase in sales of our Broadband Access products and a $3.9 million increase in sales of our Optical products, partially offset by a $9.3 million decrease in sales of our HDSL and other legacy products.

Carrier Networks sales increased 7.5% from $109.9 million in the three months ended March 31, 2013 to $118.2 million in the three months ended March 31, 2014. The increase in sales for the three months ended March 31, 2014 is primarily attributable to increases in sales of our Broadband Access products, Optical products, and Internetworking products, partially offset by decreases in sales of our HDSL and other legacy products. The increase in sales of our Broadband Access products for the three months ended March 31, 2014 is primarily attributable to increases in hiX and FTTN product sales. The increase in sales of our Optical products for the three months ended March 31, 2014 is primarily attributable to increased shipments of optical products for broadband access and increased shipments of our OPTI-6100 products for wireless backhaul to a domestic tier 1 carrier. The increase in sales of our Internetworking products for the three months ended March 31, 2014 is primarily attributable to increases in Carrier Ethernet sales and FTTP ONT sales to carriers. The decrease in sales of HDSL and other legacy products for the three months ended March 31, 2014 has been expected as customers continue to upgrade their networks to deliver higher bandwidth services by migrating to newer technologies, including to our core products from our Broadband Access, Internetworking and Optical product lines. While we expect that revenues from HDSL and our other legacy products will continue to decline over time, these revenues may continue for years because of the time required for our customers to transition to newer technologies.

Enterprise Networks sales decreased 12.9% from $33.1 million in the three months ended March 31, 2013 to $28.8 million in the three months ended March 31, 2014. The decrease in sales for the three months ended March 31, 2014 is primarily attributable to decreases in sales of our Internetworking products and sales of our legacy products. The decrease in sales of our Internetworking products was primarily attributable to lower sales of products through service provider channels. The decrease in legacy products was expected and discussed further above. Internetworking product sales attributable to Enterprise Networks were 94.3% of the division’s sales in the three months ended March 31, 2014, compared to 94.1% in the three months ended March 31, 2013. Legacy products primarily comprise the remainder of Enterprise Networks sales. Enterprise Networks sales as a percentage of total sales decreased from 23.2% for the three months ended March 31, 2013 to 19.6% for the three months ended March 31, 2014.

International sales, which are included in the Carrier Networks and Enterprise Networks amounts discussed above, increased 55.6% from $34.9 million in the three months ended March 31, 2013 to $54.3 million in the three months ended March 31, 2014. International sales, as a percentage of total sales, increased from 24.4% for the three months ended March 31, 2013 to 36.9% for the three months ended March 31, 2014. International sales increased in the three months ended March 31, 2014 compared to the three months ended March 31, 2013 primarily due to an increase in sales in the EMEA region and Latin America, partially offset by a decrease in sales in the Asia-Pacific region.

Carrier System product sales increased $6.7 million in the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The increase for the three months ended March 31, 2014 is primarily attributable to a $9.3 million increase in Broadband Access product sales, a $3.9 million increase in Optical product sales, partially offset by a $6.5 million decrease in sales of our legacy products. The changes for the three months ended March 31, 2014 are primarily attributable to the factors discussed above.

Business Networking product sales decreased $0.2 million in the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The decrease for the three months ended March 31, 2014 is primarily due to a $0.2 million decrease in legacy product sales. The changes for the three months ended March 31, 2014 are primarily attributable to the factors discussed above.

Loop Access product sales decreased $2.6 million in the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The decrease for the three months ended March 31, 2014 is primarily due to a $2.5 million decrease in HDSL product sales, which is discussed further above.

COST OF SALES

As a percentage of sales, cost of sales decreased from 51.3% in the three months ended March 31, 2013 to 47.1% in the three months ended March 31, 2014. The decrease for the three months ended March 31, 2014 is primarily attributable to reduced manufacturing costs and favorable shifts in product mix.

Carrier Networks cost of sales, as a percent of division sales, decreased from 53.1% in the three months ended March 31, 2013 to 48.1% in the three months ended March 31, 2014. The decrease for the three months ended March 31, 2014 is primarily attributable to reduced manufacturing costs and favorable shifts in product mix.

Enterprise Networks cost of sales, as a percent of division sales, decreased from 45.4% in the three months ended March 31, 2013 to 43.0% in the three months ended March 31, 2014. The decrease for the three months ended March 31, 2014 is primarily attributable to reduced manufacturing costs and favorable shifts in product mix.

An important part of our strategy is to reduce the product cost of each succeeding product generation and then to lower the product’s price based on the cost savings achieved. This may cause variations in our gross profit percentage due to timing differences between the recognition of cost reductions and the lowering of product selling prices.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased 10.9% from $30.6 million in the three months ended March 31, 2013 to $33.9 million in the three months ended March 31, 2014. The increase in selling, general and administrative expenses for the three months ended March 31, 2014 is primarily attributable to increases in compensation and fringe benefit costs, legal expenses, travel expenses and marketing expenses.

Selling, general and administrative expenses as a percentage of sales increased from 21.4% in the three months ended March 31, 2013 to 23.1% in the three months ended March 31, 2014. Selling, general and administrative expenses as a percentage of sales may fluctuate whenever there is a significant fluctuation in revenues for the periods being compared.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses remained constant at $32.5 million in the three months ended March 31, 2013 and $32.6 million in the three months ended March 31, 2014.

As a percentage of sales, research and development expenses decreased from 22.7% in the three months ended March 31, 2013 to 22.1% in the three months ended March 31, 2014. Research and development expenses as a percentage of sales will fluctuate whenever there are incremental product development activities or a significant fluctuation in revenues for the periods being compared.

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

INTEREST AND DIVIDEND INCOME

Interest and dividend income decreased 26.8% from $1.8 million in the three months ended March 31, 2013 to $1.3 million in the three months ended March 31, 2014. The decrease in interest and dividend income is primarily attributable to a reduction in the average rate of return on our investments as well as a decrease in our average investment balances.

INTEREST EXPENSE

Interest expense, which is primarily related to our taxable revenue bond, decreased 60.9% from $0.6 million in the three months ended March 31, 2013 to $0.2 million in the three months ended March 31, 2014. The decrease is primarily attributable to a $16.5 million principal payment made on our taxable revenue bond during the quarter and a reduction in the interest rate of that bond from 5% to 2%. See “Liquidity and Capital Resources” below for additional information on our revenue bond.

NET REALIZED INVESTMENT GAIN

Net realized investment gain decreased 39.9% from $3.6 million in the three months ended March 31, 2013 to $2.2 million in the three months ended March 31, 2014. The decrease in realized investment gains is primarily attributable to lower gains from the sale of equity securities compared to the same period in 2013. See “Investing Activities” in “Liquidity and Capital Resources” below for additional information.

OTHER INCOME (EXPENSE), NET

Other income (expense), net, comprised primarily of miscellaneous income, gains and losses on foreign currency transactions, investment account management fees, scrap raw material sales, and gains and losses on the disposal of property, plant and equipment occurring in the normal course of business, changed from $1.7 million of expense in the three months ended March 31, 2013 to $0.1 million of income in the three months ended March 31, 2014. This change was primarily attributable to losses on foreign currency transactions during the first quarter of 2013.

INCOME TAXES

Our effective tax rate increased from 18.9% in the three months ended March 31, 2013 to 34.6% in the three months ended March 31, 2014. The increase in the effective tax rate between the two periods is primarily attributable to the net effect of recording the benefit for the research tax credit for the 2012 tax year in January 2013 pursuant to the American Taxpayer Relief Act of 2012, and the inclusion of the benefit of the estimated 2013 research tax credit in the estimated annual effective rate for 2013. Additionally, the effective tax rate in the first quarter of 2014 did not include a benefit for the research tax credit, which expired on December 31, 2013. This increase was partially offset by the release of a valuation allowance attributable to a foreign subsidiary.

NET INCOME

As a result of the above factors, net income increased $1.7 million from $7.9 million in the three months ended March 31, 2013 to $9.6 million in the three months ended March 31, 2014.

As a percentage of sales, net income increased from 5.5% in the three months ended March 31, 2013 to 6.5% in the three months ended March 31, 2014.

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

At March 31, 2014, cash on hand was $52.8 million and short-term investments were $89.2 million, which resulted in available short-term liquidity of $142.0 million. At December 31, 2013, our cash on hand of $58.3 million and short-term investments of $105.8 million resulted in available short-term liquidity of $164.1 million. The decrease in short-term liquidity from December 31, 2013 to March 31, 2014 primarily reflects funds used for equipment acquisitions, share repurchases and dividends, partially offset by funds provided by our operating activities.

Operating Activities

Our working capital, which consists of current assets less current liabilities, decreased 6.6% from $277.3 million as of December 31, 2013 to $259.0 million as of March 31, 2014. The quick ratio, defined as cash, cash equivalents, short-term investments, and net accounts receivable, divided by current liabilities, decreased from 2.44 as of December 31, 2013 to 2.02 as of March 31, 2014. The current ratio, defined as current assets divided by current liabilities, decreased from 3.71 as of December 31, 2013 to 3.16 as of March 31, 2014. The decreases in our working capital, quick ratio and current ratio are primarily attributable to an increase in accounts payable and unearned revenue during the three months ended March 31, 2014.

Net accounts receivable increased 17.1% from $85.8 million at December 31, 2013 to $100.5 million at March 31, 2014. Our allowance for doubtful accounts was $130 thousand at December 31, 2013 and $133 thousand at March 31, 2014. Quarterly accounts receivable days sales outstanding (DSO) increased from 50 days as of December 31, 2013 to 62 days as of March 31, 2014. The change in net accounts receivable and DSO is due to changes in customer mix and the timing of sales and collections during the quarter. Certain international customers can have longer payment terms than U.S. customers. Other receivables increased from $18.2 million at December 31, 2013 to $29.0 million at March 31, 2014. The increase in other receivables is primarily attributable to an increase in deferred revenues in the acquired business and the timing of filing returns and collections of VAT receivables in our international subsidiaries. Other receivables will also fluctuate due to the timing of shipments and collections for materials supplied to our contract manufacturers during the quarter.

Quarterly inventory turnover decreased from 3.6 turns as of December 31, 2013 to 3.1 turns as of March 31, 2014. Inventory decreased 3.0% from December 31, 2013 to March 31, 2014. We expect inventory levels to fluctuate as we attempt to maintain sufficient inventory in response to seasonal cycles of our business ensuring competitive lead times while managing the risk of inventory obsolescence that may occur due to rapidly changing technology and customer demand.

Accounts payable increased 22.4% from $48.3 million at December 31, 2013 to $59.1 million at March 31, 2014. Accounts payable will fluctuate due to variations in the timing of the receipt of supplies, inventory and services and our subsequent payments for these purchases.

Investing Activities

Capital expenditures totaled approximately $2.0 million and $0.6 million for the three months ended March 31, 2014 and 2013, respectively. These expenditures were primarily used to purchase manufacturing and test equipment and computer software and hardware.

Our combined short-term and long-term investments decreased $16.4 million from $415.0 million at December 31, 2013 to $398.6 million at March 31, 2014. This decrease reflects the impact of our cash needs for equipment acquisitions, share repurchases, dividends, and bond payment, as well as net realized and unrealized losses and amortization of net premiums on our combined investments, partially offset by additional funds available for investment provided by our operating activities and stock option exercises by our employees.

We invest all available cash not required for immediate use in operations primarily in securities that we believe bear minimal risk of loss. At March 31, 2014 these investments included corporate bonds of $130.9 million, municipal fixed-rate bonds of $158.4 million, and municipal variable rate demand notes of $24.8 million. At December 31, 2013, these investments included corporate bonds of $166.9 million, municipal fixed-rate bonds of $136.3 million, and municipal variable rate demand notes of $8.3 million. As of March 31, 2014, our corporate bonds, municipal fixed-rate bonds, and municipal variable rate demand notes were classified as available-for-sale and had a combined duration of 1.0 years with an average credit rating of AA-. Because our bond portfolio has a high quality rating and contractual maturities of a short duration, we are able to obtain prices for these bonds derived from observable market inputs, or for similar securities traded in an active market, on a daily basis.

Our long-term investments increased 0.1% from $309.2 million at December 31, 2013 to $309.5 million at March 31, 2014. Long-term investments at March 31, 2014 and December 31, 2013 included an investment in a certificate of deposit of $30.0 million and $48.3 million, respectively, which serves as collateral for our revenue bonds, as discussed below. We have various equity investments included in long-term investments at a cost of $25.2 million and $24.7 million, and with a fair value of $37.6 million and $38.5 million, at March 31, 2014 and December 31, 2013, respectively.

Long-term investments at March 31, 2014 and December 31, 2013 also included $15.3 million and $15.1 million, respectively, related to our deferred compensation plans, and $1.7 million of other investments carried at cost, consisting of interests in two private equity funds and an investment in a privately held telecommunications equipment manufacturer.

We review our investment portfolio for potential “other-than-temporary” declines in value on an individual investment basis. We assess, on a quarterly basis, significant declines in value which may be considered other-than-temporary and, if necessary, recognize and record the appropriate charge to write-down the carrying value of such investments. In making this assessment, we take into consideration qualitative and quantitative information, including but not limited to the following: the magnitude and duration of historical declines in market prices, credit rating activity, assessments of liquidity, public filings, and statements made by the issuer. We generally begin our identification of potential other-than-temporary impairments by reviewing any security with a fair value that has declined from its original or adjusted cost basis by 25% or more for six or more consecutive months. We then evaluate the individual security based on the previously identified factors to determine the amount of the write-down, if any. As a result of our review, we recorded no other-than-temporary impairment charges during the three months ended March 31, 2014. For the three months ended March 31, 2013, we recorded an other-than-temporary impairment charge of $4 thousand related to one marketable equity security.

Financing Activities

Dividends

In July 2003, our Board of Directors elected to begin declaring quarterly dividends on our common stock considering the tax treatment of dividends and adequate levels of Company liquidity. During the three months ended March 31, 2014, we paid dividends totaling $5.1 million.

Debt

We have amounts outstanding under loans made pursuant to an Alabama State Industrial Development Authority revenue bond (the Bond) which totaled $30.0 million and $46.5 million at March 31, 2014 and December 31, 2013, respectively. At March 31, 2014, the estimated fair value of the Bond was approximately $29.6 million, based on a debt security with a comparable interest rate and maturity and a Standard & Poor’s credit rating of AAA-. Included in long-term investments are restricted funds in the amount of $30.0 million and $48.3 million at March 31, 2014 and December 31, 2013, which is a collateral deposit against the principal amount of the Bond. We have the right to set-off the balance of the Bond with the collateral deposit in order to reduce the balance of the indebtedness. The Bond matures on January 1, 2020, and bears interest at the rate of 2% per annum. In conjunction with this program, we are eligible to receive certain economic incentives from the state of Alabama that reduce the amount of payroll withholdings we are required to remit to the state for those employment positions that qualify under this program. We are required to make payments in the amounts necessary to pay the interest on the amounts currently outstanding. During the first quarter of 2014, we made a principal payment on the Bond of $16.5 million.

Stock Repurchase Program

Since 1997, our Board of Directors has approved multiple share repurchase programs that have authorized open market repurchase transactions of up to 40.0 million shares of our common stock. During the three months ended March 31, 2014, we repurchased 0.4 million shares of our common stock at an average price of $25.13 per share. We currently have the authority to purchase an additional 3.1 million shares of our common stock under the current plan approved by the Board of Directors on May 1, 2013.

Stock Option Exercises

To accommodate employee stock option exercises, we issued 0.1 million shares of treasury stock for $1.5 million during the three months ended March 31, 2014. During the three months ended March 31, 2013, we issued four thousand shares of treasury stock for $55 thousand.

Off-Balance Sheet Arrangements and Contractual Obligations

We do not have off-balance sheet financing arrangements and have not engaged in any related party transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources. During the three months ended March 31, 2014, the only material change in contractual obligations and commercial commitments from those discussed in our most recent Annual Report on Form 10-K for the year ended December 31, 2013 filed on February 27, 2014 with the SEC was due to a $16.5 million principal payment on our taxable revenue bond.

We have committed to invest up to an aggregate of $7.9 million in two private equity funds, and we have contributed $8.4 million as of March 31, 2014, of which $7.7 million has been applied to these commitments.

FACTORS THAT COULD AFFECT OUR FUTURE RESULTS

The following are some of the risks that could affect our financial performance or could cause actual results to differ materially from those expressed or implied in our forward-looking statements:

•	Our operating results may fluctuate in future periods, which may adversely affect our stock price.

•	Our revenue for a particular period can be difficult to predict, and a shortfall in revenue may harm our operating results.

•	The failure to realize future benefits from the acquisition of the NSN BBA business as significantly as we expect may affect our future results of operations and financial condition, and could affect our stock price.

•	General economic conditions may reduce our revenues and harm our operating results.

•	Our exposure to the credit risks of our customers and distributors may make it difficult to collect accounts receivable and could adversely affect our operating results and financial condition.

•	We expect gross margin to vary over time, and our level of product gross margin may not be sustainable.

•	We must continue to update and improve our products and develop new products in order to compete and to keep pace with improvements in communications technology.

•	Our products may not continue to comply with evolving regulations governing their sale, which may harm our business.

•	Our failure or the failure of our contract manufacturers to comply with applicable environmental regulations could adversely impact our results of operations.

•	If our products do not interoperate with our customers’ networks, installations may be delayed or cancelled, which could harm our business.

•	The lengthy approval process required by major and other service providers for new products could result in fluctuations in our revenue.

•	We engage in research and development activities to improve the application of developed technologies, and as a consequence may miss certain market opportunities enjoyed by larger companies with substantially greater research and development efforts who may focus on more leading edge development.

•	We depend heavily on sales to certain customers; the loss of any of these customers would significantly reduce our revenues and net income.

•	Our strategy of outsourcing a portion of our manufacturing requirements to subcontractors located in Asia or other international regions may result in us not meeting our cost, quality or performance standards.

•	Our dependence on a limited number of suppliers may prevent us from delivering our products on a timely basis, which could have a material adverse effect on customer relations and operating results.

•	We compete in markets that have become increasingly competitive, which may result in reduced gross profit margins and market share.

•	Our estimates regarding future warranty obligations may change due to product failure rates, shipment volumes, field service obligations and other rework costs incurred in correcting product failures. If our estimates change, the liability for warranty obligations may be increased or decreased, impacting future cost of goods sold.

•	Managing our inventory is complex and may include write-downs of excess or obsolete inventory.

•	The continuing growth of our international operations could expose us to additional risks, increase our costs and adversely affect our operating results and financial condition.

•	We may be adversely affected by fluctuations in currency exchange rates.

•	Our success depends on our ability to reduce the selling prices of succeeding generations of our products.

•	Breaches in our information systems could cause significant damage to our business and reputation.

•	Our failure to maintain rights to intellectual property used in our business could adversely affect the development, functionality, and commercial value of our products.

•	Software under license from third parties for use in certain of our products may not continue to be available to us on commercially reasonable terms.

•	We may incur liabilities or become subject to litigation that would have a material effect on our business.

•	Consolidation and deterioration in the competitive service provider market could result in a significant decrease in our revenue.

•	We depend on distributors who maintain inventories of our products. If the distributors reduce their inventories of these products, our sales could be adversely affected.

•	If we are unable to successfully develop relationships with system integrators, service providers, and enterprise value added resellers, our sales may be negatively affected.

•	If we fail to manage our exposure to worldwide financial and securities markets successfully, our operating results and financial statements could be materially impacted.

•	Changes in our effective tax rate or assessments arising from tax audits may have an adverse impact on our results.

•	We are required to periodically evaluate the value of our long-lived assets, including the value of intangibles acquired and goodwill resulting from business acquisitions. Any future impairment charges required may adversely affect our operating results.

•	Our success depends on attracting and retaining key personnel.

•	Regulatory and potential physical impacts of climate change and other natural events may affect our customers and our production operations, resulting in adverse effects on our operating results.

•	While we believe our internal control over financial reporting is adequate, a failure to maintain effective internal control over financial reporting as our business expands could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

•	The price of our common stock has been volatile and may continue to fluctuate significantly.

The foregoing list of risks is not exclusive. For a more detailed description of the risk factors associated with our business, see Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 27, 2014 with the SEC.

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

We maintain depository investments with certain financial institutions. Although these depository investments may exceed government insured depository limits, we have evaluated the credit worthiness of these financial institutions, and determined the risk of material financial loss due to exposure of such credit risk to be minimal. As of March 31, 2014, $48.0 million of our cash and cash equivalents, primarily certain domestic money market funds and foreign depository accounts, were in excess of government provided insured depository limits.

As of March 31, 2014, approximately $329.9 million of our cash and investments may be directly affected by changes in interest rates. We have performed a hypothetical sensitivity analysis assuming market interest rates increase or decrease by 50 basis points (bps) for an entire year, while all other variables remain constant. At March 31, 2014, we held $142.8 million of cash and investments where a change in interest rates would impact our interest income. A hypothetical 50 bps decline in interest rates as of March 31, 2014 would reduce annualized interest income on our cash and investments by approximately $0.6 million. In addition, we held $289.3 million of fixed-rate municipal bonds and corporate bonds whose fair values may be directly affected by a change in interest rates. A hypothetical 50 bps increase in interest rates as of March 31, 2014 would reduce the fair value of our municipal fixed-rate bonds and corporate bonds by approximately $1.5 million.

As of March 31, 2013, approximately $400.9 million of our cash and investments was subject to being directly affected by changes in interest rates. We have performed a hypothetical sensitivity analysis assuming market interest rates increase or decrease by 50 bps for the entire year, while all other variables remain constant. A hypothetical 50 bps decline in interest rates as of March 31, 2013 would have reduced annualized interest income on our cash, money market instruments and municipal variable rate demand notes by approximately $0.7 million. In addition, a hypothetical 50 bps increase in interest rates as of March 31, 2013 would have reduced the fair value of our municipal fixed-rate bonds and corporate bonds by approximately $1.7 million.

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

We have certain international customers who are invoiced in their local currency. Changes in the monetary exchange rates used to invoice such customers versus the functional currency of the entity billing such customers may adversely affect our results of operations and financial condition. To manage the volatility relating to these typical business exposures, we may enter into various derivative transactions, when appropriate. We do not hold or issue derivative instruments for trading or other speculative purposes. The Yen and Riyal are the predominant currencies of the customers who are billed in their local currency. Taking into account the effects of foreign currency fluctuations of the Yen and Riyal versus the Euro, a hypothetical 10% weakening of the Euro as of March 31, 2014 would provide a gain on foreign currency of approximately $0.5 million. Conversely, a hypothetical 10% strengthening of the Euro as of March 31, 2014 would provide a loss on foreign currency of approximately $0.5 million. Any gain or loss would be significantly mitigated by the hedges discussed in the following paragraph.

As of March 31, 2014, we had no material contracts, other than accounts receivable, accounts payable, and loans to a subsidiary, denominated in foreign currencies. As of March 31, 2014, we had forward contracts outstanding with notional amounts totaling €20.7 million ($28.5 million), which mature at various times throughout 2014. The fair value of these forward contracts and swaps was a net liability of approximately $7 thousand as of March 31, 2014.

For further information about the fair value of our available-for-sale investments and our derivative and hedging activities as of March 31, 2014, see Notes 5 and 6 of Notes to Consolidated Financial Statements.

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

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

A list of factors that could materially affect our business, financial condition or operating results is included under “Factors That Could Affect Our Future Results” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 2 of Part I of this report. There have been no material changes to the risk factors as disclosed in Item 1A of Part I of our most recent Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 27, 2014 with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth repurchases of our common stock for the months indicated:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2014 – January 31, 2014	106,829	$25.40	106,829	3,355,302
February 1, 2014 – February 28, 2014	268,271	$25.02	268,271	3,087,031
March 1, 2014 – March 31, 2014	—	—	—	3,087,031

Total	375,100		375,100

On May 1, 2013, our Board of Directors authorized the repurchase of an additional 5.0 million shares of our common stock. This new authorization is being implemented through open market or private purchases from time to time as conditions warrant.

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

ADTRAN, INC. (Registrant)

Date: May 7, 2014	/s/ James E. Matthews
James E. Matthews
Senior Vice President – Finance, Chief Financial Officer, Treasurer, Secretary and Director (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.