Form 10-Q
period 2014-06-30
ADTRAN INC
filed 2014-08-06
CIK 926282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2014

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date:

Class	Outstanding at July 22, 2014
Common Stock, $.01 Par Value	54,704,954 shares

ADTRAN, Inc.

Quarterly Report on Form 10-Q

For the Three and Six Months Ended June 30, 2014

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADTRAN, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	June 30,	December 31,
	2014	2013
ASSETS
Current Assets
Cash and cash equivalents	$58,903	$58,298
Short-term investments	45,930	105,760
Accounts receivable, less allowance for doubtful accounts of $116 and $130 at June 30, 2014 and December 31, 2013, respectively	115,538	85,814
Other receivables	23,841	18,249
Inventory	89,239	90,111
Prepaid expenses	5,295	4,325
Deferred tax assets, net	15,054	17,083

Total Current Assets	353,800	379,640
Property, plant and equipment, net	75,265	76,739
Deferred tax assets, net	11,092	9,622
Goodwill	3,492	3,492
Other assets	12,087	11,180
Long-term investments	311,622	309,225

Total Assets	$767,358	$789,898

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$62,103	$48,282
Unearned revenue	26,364	22,205
Accrued expenses	11,865	12,776
Accrued wages and benefits	15,930	14,040
Income tax payable, net	9,400	5,002

Total Current Liabilities	125,662	102,305
Non-current unearned revenue	15,213	14,643
Other non-current liabilities	24,424	22,144
Bonds payable	30,000	46,200

Total Liabilities	195,299	185,292
Commitments and contingencies (see Note 15)
Stockholders’ Equity
Common stock, par value $0.01 per share; 200,000 shares authorized; 79,652 shares issued and 54,698 shares outstanding at June 30, 2014 and 79,652 shares issued and 56,918 shares outstanding at December 31, 2013	797	797
Additional paid-in capital	237,727	233,511
Accumulated other comprehensive income	11,437	10,753
Retained earnings	897,414	884,451
Less treasury stock at cost: 24,954 and 22,734 shares at June 30, 2014 and December 31, 2013, respectively	(575,316)	(524,906)

Total Stockholders’ Equity	572,059	604,606

Total Liabilities and Stockholders’ Equity	$767,358	$789,898

See notes to consolidated financial statements

ADTRAN, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Sales	$176,129	$162,233	$323,133	$305,246
Cost of sales	89,332	82,435	158,546	155,771

Gross Profit	86,797	79,798	164,587	149,475
Selling, general and administrative expenses	33,788	32,685	67,727	63,288
Research and development expenses	33,670	33,060	66,223	65,571

Operating Income	19,339	14,053	30,637	20,616
Interest and dividend income	1,054	1,674	2,348	3,442
Interest expense	(148)	(575)	(375)	(1,156)
Net realized investment gain	2,340	1,553	4,532	5,198
Other income (expense), net	(774)	129	(652)	(1,543)

Income before provision for income taxes	21,811	16,834	36,490	26,557
Provision for income taxes	(7,416)	(6,975)	(12,488)	(8,808)

Net Income	$14,395	$9,859	$24,002	$17,749

Weighted average shares outstanding – basic	55,409	59,056	56,077	60,443
Weighted average shares outstanding – diluted	55,729	59,311	56,559	60,660
Earnings per common share – basic	$0.26	$0.17	$0.43	$0.29
Earnings per common share – diluted	$0.26	$0.17	$0.42	$0.29
Dividend per share	$0.09	$0.09	$0.18	$0.18

See notes to consolidated financial statements

ADTRAN, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net Income	$14,395	$9,859	$24,002	$17,749

Other Comprehensive Income (Loss), net of tax:
Net unrealized gains (losses) on available-for-sale securities	1,219	(1,698)	298	(3,342)
Foreign currency translation	134	(1,713)	386	(1,390)

Other Comprehensive Income (Loss), net of tax	1,353	(3,411)	684	(4,732)

Comprehensive Income, net of tax	$15,748	$6,448	$24,686	$13,017

See notes to consolidated financial statements

ADTRAN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$24,002	$17,749
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,467	7,373
Amortization of net premium on available-for-sale investments	2,272	3,315
Net realized gain on long-term investments	(4,532)	(5,198)
Net loss on disposal of property, plant and equipment	37	17
Stock-based compensation expense	4,149	4,340
Deferred income taxes	377	150
Tax benefit from stock option exercises	67	21
Excess tax benefits from stock-based compensation arrangements	(58)	(21)
Changes in operating assets and liabilities:
Accounts receivable, net	(29,949)	(23,018)
Other receivables	(5,706)	(2,727)
Inventory	841	13,336
Prepaid expenses and other assets	(3,103)	(665)
Accounts payable	14,425	19,786
Accrued expenses and other liabilities	8,248	(6,587)
Income tax payable, net	4,442	1,094

Net cash provided by operating activities	22,979	28,965

Cash flows from investing activities:
Purchases of property, plant and equipment	(4,919)	(3,201)
Proceeds from disposals of property, plant and equipment	1	—
Proceeds from sales and maturities of available-for-sale investments	166,518	224,163
Purchases of available-for-sale investments	(106,406)	(179,730)

Net cash provided by investing activities	55,194	41,232

Cash flows from financing activities:
Proceeds from stock option exercises	1,781	819
Purchases of treasury stock	(53,091)	(89,917)
Dividend payments	(10,137)	(10,982)
Payments on long-term debt	(16,500)	—
Excess tax benefits from stock-based compensation arrangements	58	21

Net cash used in financing activities	(77,889)	(100,059)

Net increase (decrease) in cash and cash equivalents	284	(29,862)
Effect of exchange rate changes	321	(1,036)
Cash and cash equivalents, beginning of period	58,298	68,457

Cash and cash equivalents, end of period	$58,903	$37,559

Supplemental disclosure of non-cash investing activities:
Purchases of property, plant and equipment included in accounts payable	$423	$574

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

Changes in Classifications

We corrected immaterial misclassifications between the operating and investing sections of our consolidated statements of cash flows and adjusted our cash flows for the six months ended June 30, 2013 in these categories by $0.5 million in order to be consistent with the 2014 presentation.

Out of Period Adjustment

During the year ended December 31, 2013, we identified two adjustments in the acquired NSN (formerly Nokia Siemens Networks) Broadband Access business (NSN BBA business) relating to customer payment discounts for one customer, and recoverable VAT taxes on certain vendor freight invoices that should have been recorded in prior periods. These adjustments resulted from a $0.5 million understatement of net income in the first two quarters of 2013. We evaluated the impact of the adjustments on the results of our previously issued financial statements for the second quarter of 2013 and concluded that the impact was not material. We also evaluated the impact of the cumulative effect of the adjustments in 2013 and concluded that the impact is not material to our results for the year 2013. Accordingly, during the three months ended September 30, 2013 we recorded an out of period adjustment to correct these issues.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and early application is not permitted. ASU 2014-09 allows for either full retrospective or modified retrospective adoption. We are currently evaluating the transition method that will be elected and the impact that the adoption of ASU 2014-09 will have on our financial position, results of operations and cash flows.

2. BUSINESS COMBINATION

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

The following supplemental pro forma information presents the financial results of the combined entity for the years ended December 31, 2012 and 2011. The pro forma results of the acquired NSN BBA business for the period January 1, 2012 to May 4, 2012 and January 1, 2011 to December 31, 2011 were not included in our consolidated financial results for the years ended December 31, 2012 or 2011. There were no material, non-recurring pro forma adjustments to the historical data.

This supplemental pro forma information does not purport to be indicative of what would have occurred had the acquisition of the NSN BBA business been completed on January 1, 2011, nor are they indicative of any future results.

(In thousands) (Unaudited)	2012	2011
Pro forma revenue	$672,044	$913,485
Pro forma pre-tax loss	$57,906	$169,162
Weighted average exchange rate during the period (EURO/USD)	€1.00/$1.29	€1.00/$1.38

3. INCOME TAXES

Our effective tax rate increased from 33.2% in the six months ended June 30, 2013 to 34.2% in the six months ended June 30, 2014. The increase in the effective tax rate between the two periods is primarily attributable to the net effect of the exclusion of a benefit for the research tax credit, which expired on December 31, 2013, offset by the release of a valuation allowance attributable to a foreign subsidiary in 2014.

4. PENSION BENEFIT PLAN

We maintain a defined benefit pension plan covering employees in certain foreign countries.

The following table summarizes the components of net periodic pension cost for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Service cost	$306	$294	$611	$594
Interest cost	216	182	431	369
Expected return on plan assets	(280)	(248)	(559)	(501)

Net periodic pension cost	$242	$228	$483	$462

5. STOCK-BASED COMPENSATION

The following table summarizes the stock-based compensation expense related to stock options, restricted stock units (RSUs) and restricted stock for the three and six months ended June 30, 2014 and 2013, which was recognized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2014	2013	2014	2013
Stock-based compensation expense included in cost of sales	$119	$110	$235	$216

Selling, general and administrative expense	1,015	1,042	2,041	2,105
Research and development expense	958	956	1,873	2,019

Stock-based compensation expense included in operating expenses	1,973	1,998	3,914	4,124

Total stock-based compensation expense	2,092	2,108	4,149	4,340
Tax benefit for expense associated with non-qualified options	(296)	(310)	(580)	(617)

Total stock-based compensation expense, net of tax	$1,796	$1,798	$3,569	$3,723

The fair value of our stock options was estimated using the Black-Scholes model. The determination of the fair value of stock options on the date of grant using the Black-Scholes model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables that may have a significant impact on the fair value estimate.

There were no options granted during the three months ended June 30, 2014 or the three and six months ended June 30, 2013. The weighted-average assumptions and value of options granted for the six months ended June 30, 2014 are summarized as follows:

Six Months Ended
June 30,
2014
Expected volatility	39.57%
Risk-free interest rate	1.86%
Expected dividend yield	1.38%
Expected life (in years)	6.25
Weighted-average estimated value	$9.28

The fair value of our RSUs is calculated using a Monte Carlo Simulation valuation method. No RSUs were granted, forfeited, or vested during the three and six months ended June 30, 2014 or 2013.

The fair value of restricted stock is equal to the closing price of our stock on the date of grant. We granted four thousand shares of restricted stock during the three and six months ended June 30, 2014 at a fair value of $21.30 per share. No restricted stock was forfeited or vested during the three and six months ended June 30, 2014 or 2013.

Stock-based compensation expense recognized in our Consolidated Statements of Income for the three and six months ended June 30, 2014 and 2013 is based on options, RSUs and restricted stock ultimately expected to vest, and has been reduced for estimated forfeitures. Estimated forfeitures for stock options were based upon historical experience and approximate 2.5% annually. We estimated a 0% forfeiture rate for our RSUs and restricted stock due to the limited number of recipients and historical experience for these awards.

As of June 30, 2014, total compensation expense related to non-vested stock options, RSUs and restricted stock not yet recognized was approximately $14.1 million, which is expected to be recognized over an average remaining recognition period of 2.4 years.

The following table is a summary of our stock options outstanding as of December 31, 2013 and June 30, 2014 and the changes that occurred during the six months ended June 30, 2014:

(In thousands, except per share amounts)	Number of Options	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life In Years	Aggregate Intrinsic Value
Options outstanding, December 31, 2013	6,358	$24.43	6.60	$25,878
Options granted	2	$26.03
Options cancelled/forfeited	(144)	$26.02
Options exercised	(91)	$19.56

Options outstanding, June 30, 2014	6,125	$24.46	6.09	$8,724

Options exercisable, June 30, 2014	3,776	$24.81	4.68	$4,900

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (the difference between the closing price of our stock on the last trading day of the quarter and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2014. The aggregate intrinsic value will change based on the fair market value of our stock.

The total pre-tax intrinsic value of options exercised during the three and six months ended June 30, 2014 was $0.1 million and $0.6 million, respectively.

6. INVESTMENTS

At June 30, 2014, we held the following securities and investments, recorded at either fair value or cost.

(In thousands)	Amortized Cost	Gross Unrealized		Carrying Value
		Gains	Losses
Deferred compensation plan assets	$12,733	$3,037	$(15)	$15,755
Corporate bonds	98,995	403	(7)	99,391
Municipal fixed-rate bonds	155,171	825	(14)	155,982
Municipal variable rate demand notes	15,120	—	—	15,120
Marketable equity securities	25,896	14,249	(418)	39,727

Available-for-sale securities held at fair value	$307,915	$18,514	$(454)	$325,975

Restricted investment held at cost				30,000
Other investments held at cost				1,577

Total carrying value of available-for-sale investments				$357,552

At December 31, 2013, we held the following securities and investments, recorded at either fair value or cost.

(In thousands)	Amortized Cost	Gross Unrealized		Carrying Value
		Gains	Losses
Deferred compensation plan assets	$12,300	$2,847	$(24)	$15,123
Corporate bonds	166,370	534	(45)	166,859
Municipal fixed-rate bonds	135,773	583	(54)	136,302
Municipal variable rate demand notes	8,310	—	—	8,310
Marketable equity securities	24,654	13,975	(177)	38,452

Available-for-sale securities held at fair value	$347,407	$17,939	$(300)	$365,046

Restricted investment held at cost				48,250
Other investments held at cost				1,689

Total carrying value of available-for-sale investments				$414,985

As of June 30, 2014, our corporate bonds and municipal fixed-rate bonds had the following contractual maturities:

(In thousands)	Corporate bonds	Municipal fixed-rate bonds
Less than one year	$7,187	$25,826
One to two years	46,881	66,823
Two to three years	45,323	49,269
Three to five years	—	14,064

Total	$99,391	$155,982

Our investment policy provides limitations for issuer concentration, which limits, at the time of purchase, the concentration in any one issuer to 5% of the market value of our total investment portfolio.

At June 30, 2014, we held a $30.0 million restricted certificate of deposit, which is carried at cost. This investment serves as a collateral deposit against the principal amount outstanding under loans made to ADTRAN pursuant to an Alabama State Industrial Development Authority revenue bond (the Bond). During the first quarter of 2014, we made a principal payment on the Bond of $16.5 million. At June 30, 2014, the estimated fair value of the Bond using a level 2 valuation technique was approximately $29.7 million, based on a debt security with a comparable interest rate and maturity and a Standard and Poor’s credit rating of AAA. For more information on the Bond, see “Debt” under “Liquidity and Capital Resources” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 2 of Part I of this report.

We review our investment portfolio for potential “other-than-temporary” declines in value on an individual investment basis. We assess, on a quarterly basis, significant declines in value which may be considered other-than-temporary and, if necessary, recognize and record the appropriate charge to write-down the carrying value of such investments. In making this assessment, we take into consideration qualitative and quantitative information, including but not limited to the following: the magnitude and duration of historical declines in market prices, credit rating activity, assessments of liquidity, public filings, and statements made by the issuer. We generally begin our identification of potential other-than-temporary impairments by reviewing any security with a fair value that has declined from its original or adjusted cost basis by 25% or more for six or more consecutive months. We then evaluate the individual security based on the previously identified factors to determine the amount of the write-down, if any. For the three and six months ended June 30, 2014 and 2013, other-than-temporary impairment charges were not significant.

Realized gains and losses on sales of securities are computed under the specific identification method. The following table presents gross realized gains and losses related to our investments.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Gross realized gains	$2,407	$1,728	$4,635	$5,455
Gross realized losses	$(67)	$(175)	$(103)	$(257)

As of June 30, 2014 and 2013, gross unrealized losses related to individual securities in a continuous loss position for 12 months or longer were not significant.

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

	Fair Value Measurements at June 30, 2014 Using
(In thousands)	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$11,737	$11,737	$—	$—

Available-for-sale securities
Deferred compensation plan assets	15,755	15,755	—	—
Available-for-sale debt securities
Corporate bonds	99,391	—	99,391	—
Municipal fixed-rate bonds	155,982	—	155,982	—
Municipal variable rate demand notes	15,120	—	15,120	—
Available-for-sale marketable equity securities
Marketable equity securities – technology industry	12,085	12,085	—	—
Marketable equity securities – other	27,642	27,642	—	—

Available-for-sale securities	325,975	55,482	270,493	—

Total	$337,712	$67,219	$270,493	$—

	Fair Value Measurements at December 31, 2013 Using
(In thousands)	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$3,949	$3,949	$—	$—

Available-for-sale securities
Deferred compensation plan assets	15,123	15,123	—	—
Available-for-sale debt securities
Corporate bonds	166,859	—	166,859	—
Municipal fixed-rate bonds	136,302	—	136,302	—
Municipal variable rate demand notes	8,310	—	8,310	—
Available-for-sale marketable equity securities
Marketable equity securities – technology industry	11,398	11,398	—	—
Marketable equity securities – other	27,054	27,054	—	—

Available-for-sale securities	365,046	53,575	311,471	—

Total	$368,995	$57,524	$311,471	$—

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

As of June 30, 2014, we had forward contracts outstanding with notional amounts totaling €19.3 million ($26.4 million), which mature through 2014.

The fair values of our derivative instruments recorded in the Consolidated Balance Sheet as of June 30, 2014 and December 31, 2013 were as follows:

(In thousands)	Balance Sheet Location	June 30, 2014	December 31, 2013
Derivatives Not Designated as Hedging Instruments (Level 2):
Foreign exchange contracts – asset derivatives	Other receivables	$4	$18
Foreign exchange contracts – liability derivatives	Accounts payable	$(232)	$(15)

The change in the fair values of our derivative instruments recorded in the Consolidated Statements of Income during the three and six months ended June 30, 2014 were as follows:

	Income Statement Location	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)		2014	2013	2014	2013
Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	Other income (expense)	$(438)	$138	$(548)	$(86)

8. INVENTORY

At June 30, 2014 and December 31, 2013, inventory consisted of the following:

(In thousands)	June 30, 2014	December 31, 2013
Raw materials	$39,557	$44,093
Work in process	7,086	3,484
Finished goods	42,596	42,534

Total	$89,239	$90,111

We establish reserves for estimated excess, obsolete, or unmarketable inventory equal to the difference between the cost of the inventory and the estimated fair value of the inventory based upon assumptions about future demand and market conditions. At June 30, 2014 and December 31, 2013, raw materials reserves totaled $17.1 million and $16.9 million, respectively, and finished goods inventory reserves totaled $6.0 million and $6.1 million, respectively.

9. GOODWILL AND INTANGIBLE ASSETS

We evaluate the carrying value of goodwill, generated from our acquisition of Bluesocket, Inc. and assigned to our Enterprise Networks division, during the fourth quarter of each year. We may perform additional evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. When evaluating whether goodwill is impaired, we compare the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, then the amount of the impairment loss is measured. There have been no impairment losses recorded since acquisition.

Intangible assets are included in other assets in the accompanying Consolidated Balance Sheets and include intangibles acquired in conjunction with our acquisition of Objectworld Communications Corporation on September 15, 2009, Bluesocket, Inc. on August 4, 2011, and the NSN BBA business on May 4, 2012.

The following table presents our intangible assets as of June 30, 2014 and December 31, 2013:

(In thousands)	June 30, 2014			December 31, 2013
	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Customer relationships	$6,914	$(1,923)	$4,991	$6,996	$(1,555)	$5,441
Developed technology	6,363	(3,208)	3,155	6,537	(2,692)	3,845
Intellectual property	2,340	(1,353)	987	2,340	(1,185)	1,155
Trade names	270	(175)	95	270	(145)	125
Other	14	(10)	4	14	(8)	6

Total	$15,901	$(6,669)	$9,232	$16,157	$(5,585)	$10,572

Amortization expense, all of which relates to business acquisitions, was $0.6 million for the three months ended June 30, 2014 and 2013, and $1.2 million for the six months ended June 30, 2014 and 2013.

As of June 30, 2014, the estimated future amortization expense of our intangible assets is as follows:

(In thousands)	Amount
Remainder of 2014	$1,140
2015	2,157
2016	1,883
2017	1,284
2018	778
Thereafter	1,990

Total	$9,232

10. STOCKHOLDERS’ EQUITY

A summary of the changes in stockholders’ equity for the six months ended June 30, 2014 is as follows:

(In thousands)	Stockholders’ Equity
Balance, December 31, 2013	$604,606
Net income	24,002
Dividend payments	(10,137)
Dividends accrued for unvested restricted stock units	(2)
Net unrealized gains (losses) on available-for-sale securities (net of tax)	298
Foreign currency translation adjustment	386
Proceeds from stock option exercises	1,781
Purchase of treasury stock	(53,091)
Income tax benefit from exercise of stock options	67
Stock-based compensation expense	4,149

Balance, June 30, 2014	$572,059

Stock Repurchase Program

Since 1997, our Board of Directors has approved multiple share repurchase programs that have authorized open market repurchase transactions of up to 40.0 million shares of our common stock. On May 14, 2014, our Board of Directors authorized the repurchase of an additional 5.0 million shares of our common stock (bringing the total shares authorized for repurchase to 45.0 million), which will commence upon completion of the repurchase plan announced May 1, 2013. This new authorization will be implemented through open market or private purchases from time to time as conditions warrant.

During the six months ended June 30, 2014, we repurchased 2.3 million shares of our common stock at an average price of $22.73 per share. We currently have the authority to purchase an additional 6.1 million shares of our common stock under the current plans approved by the Board of Directors.

Stock Option Exercises

We issued 0.1 million shares of treasury stock during the six months ended June 30, 2014 to accommodate employee stock option exercises. The stock options had exercise prices ranging from $15.29 to $23.46. We received proceeds totaling $1.8 million from the exercise of these stock options during the six months ended June 30, 2014.

Dividend Payments

During the six months ended June 30, 2014, we paid cash dividends as follows (in thousands except per share amounts):

Record Date	Payment Date	Per Share Amount	Total Dividend Paid
February 6, 2014	February 20, 2014	$0.09	$5,102
May 1, 2014	May 15, 2014	$0.09	$5,035

Other Comprehensive Income

Other comprehensive income consists of unrealized gains (losses) on available-for-sale securities, reclassification adjustments for amounts included in net income related to impairments of available-for-sale securities and realized gains (losses) on available-for-sale securities, defined benefit plan adjustments and foreign currency translation adjustments.

The following tables present changes in accumulated other comprehensive income, net of tax, by component for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30, 2014
(In thousands)	Unrealized Gains (Losses) on Available- for-Sale Securities	Defined Benefit Plan Adjustments	Foreign Currency Adjustments	Total
Beginning balance	$9,816	$(891)	$1,159	$10,084
Other comprehensive income (loss) before reclassifications	2,516	—	134	2,650
Amounts reclassified from accumulated other comprehensive income	(1,297)	—	—	(1,297)

Net current period other comprehensive income (loss)	1,219	—	134	1,353

Ending balance	$11,035	$(891)	$1,293	$11,437

	Three Months Ended June 30, 2013
(In thousands)	Unrealized Gains (Losses) on Available- for-Sale Securities	Defined Benefit Plan Adjustments	Foreign Currency Adjustments	Total
Beginning balance	$8,464	$(1,952)	$3,435	$9,947
Other comprehensive income (loss) before reclassifications	(802)	—	(1,713)	(2,515)
Amounts reclassified from accumulated other comprehensive income	(896)	—	—	(896)

Net current period other comprehensive income (loss)	(1,698)	—	(1,713)	(3,411)

Ending balance	$6,766	$(1,952)	$1,722	$6,536

The following tables present changes in accumulated other comprehensive income, net of tax, by component for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30, 2014
(In thousands)	Unrealized Gains (Losses) on Available- for-Sale Securities	Defined Benefit Plan Adjustments	Foreign Currency Adjustments	Total
Beginning balance	$10,737	$(891)	$907	$10,753
Other comprehensive income (loss) before reclassifications	2,918	—	386	3,304
Amounts reclassified from accumulated other comprehensive income	(2,620)	—	—	(2,620)

Net current period other comprehensive income (loss)	298	—	386	684

Ending balance	$11,035	$(891)	$1,293	$11,437

	Six Months Ended June 30, 2013
(In thousands)	Unrealized Gains (Losses) on Available- for-Sale Securities	Defined Benefit Plan Adjustments	Foreign Currency Adjustments	Total
Beginning balance	$10,108	$(1,952)	$3,112	$11,268
Other comprehensive income (loss) before reclassifications	(348)	—	(1,390)	(1,738)
Amounts reclassified from accumulated other comprehensive income	(2,994)	—	—	(2,994)

Net current period other comprehensive income (loss)	(3,342)	—	(1,390)	(4,732)

Ending balance	$6,766	$(1,952)	$1,722	$6,536

The following tables present the details of reclassifications out of accumulated other comprehensive income for the three months ended June 30, 2014 and 2013:

(In thousands)	Three Months Ended June 30, 2014
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income Is Presented
Unrealized gains (losses) on available-for-sale securities:
Net realized gain on sales of securities	$2,160	Net realized investment gain
Impairment expense	(34)	Net realized investment gain

Total reclassifications for the period, before tax	2,126
Tax (expense) benefit	(829)

Total reclassifications for the period, net of tax	$1,297

(In thousands)	Three Months Ended June 30, 2013
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income Is Presented
Unrealized gains (losses) on available-for-sale securities:
Net realized gain on sales of securities	$1,469	Net realized investment gain
Impairment expense	—	Net realized investment gain

Total reclassifications for the period, before tax	1,469
Tax (expense) benefit	(573)

Total reclassifications for the period, net of tax	$896

The following tables present the details of reclassifications out of accumulated other comprehensive income for the six months ended June 30, 2014 and 2013:

(In thousands)	Six Months Ended June 30, 2014
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income Is Presented
Unrealized gains (losses) on available-for-sale securities:
Net realized gain on sales of securities	$4,330	Net realized investment gain
Impairment expense	(34)	Net realized investment gain

Total reclassifications for the period, before tax	4,296
Tax (expense) benefit	(1,676)

Total reclassifications for the period, net of tax	$2,620

(In thousands)	Six Months Ended June 30, 2013
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income Is Presented
Unrealized gains (losses) on available-for-sale securities:
Net realized gain on sales of securities	$4,913	Net realized investment gain
Impairment expense	(4)	Net realized investment gain

Total reclassifications for the period, before tax	4,909
Tax (expense) benefit	(1,915)

Total reclassifications for the period, net of tax	$2,994

The following table presents the tax effects related to the change in each component of other comprehensive income for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount
Unrealized gains (losses) on available-for-sale securities	$4,125	$(1,609)	$2,516	$(1,315)	$513	$(802)
Reclassification adjustment for amounts included in net income	(2,126)	829	(1,297)	(1,469)	573	(896)
Foreign currency translation adjustment	134	—	134	(1,713)	—	(1,713)

Total Other Comprehensive Income (Loss)	$2,133	$(780)	$1,353	$(4,497)	$1,086	$(3,411)

The following table presents the tax effects related to the change in each component of other comprehensive income for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount
Unrealized gains (losses) on available-for-sale securities	$4,784	$(1,866)	$2,918	$(571)	$223	$(348)
Reclassification adjustment for amounts included in net income	(4,296)	1,676	(2,620)	(4,909)	1,915	(2,994)
Foreign currency translation adjustment	386	—	386	(1,390)	—	(1,390)

Total Other Comprehensive Income (Loss)	$874	$(190)	$684	$(6,870)	$2,138	$(4,732)

11. EARNINGS PER SHARE

A summary of the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2014 and 2013 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2014	2013	2014	2013
Numerator
Net income	$14,395	$9,859	$24,002	$17,749

Denominator
Weighted average number of shares – basic	55,409	59,056	56,077	60,443
Effect of dilutive securities
Stock options	288	209	459	177
Restricted stock and restricted stock units	32	46	23	40

Weighted average number of shares – diluted	55,729	59,311	56,559	60,660

Net income per share – basic	$0.26	$0.17	$0.43	$0.29
Net income per share – diluted	$0.26	$0.17	$0.42	$0.29

Anti-dilutive options to purchase common stock outstanding were excluded from the above calculations. Anti-dilutive options totaled 4.3 million for the three months ended June 30, 2014 and 2013, and 3.1 million and 5.1 million for the six months ended June 30, 2014 and 2013, respectively.

12. SEGMENT INFORMATION

We operate in two reportable segments: (1) the Carrier Networks Division and (2) the Enterprise Networks Division. We evaluate the performance of our segments based on gross profit; therefore, selling, general and administrative expenses, research and development expenses, interest and dividend income, interest expense, net realized investment gain/loss, other income/expense and provision for taxes are reported on an entity-wide basis only. There are no inter-segment revenues.

The following tables present information about the reported sales and gross profit of our reportable segments for the three and six months ended June 30, 2014 and 2013. Asset information by reportable segment is not reported, since we do not produce such information internally.

	Three Months Ended
	June 30, 2014		June 30, 2013
(In thousands)	Sales	Gross Profit	Sales	Gross Profit
Carrier Networks	$143,455	$68,053	$123,333	$57,913
Enterprise Networks	32,674	18,744	38,900	21,885

Total	$176,129	$86,797	$162,233	$79,798

	Six Months Ended
	June 30, 2014		June 30, 2013
(In thousands)	Sales	Gross Profit	Sales	Gross Profit
Carrier Networks	$261,617	$129,406	$233,220	$109,504
Enterprise Networks	61,516	35,181	72,026	39,971

Total	$323,133	$164,587	$305,246	$149,475

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

Business Networking products provide access to communication services and facilitate the delivery of cloud connectivity and enterprise communications to distributed enterprises and small and medium-sized businesses. This category includes the following product areas and related services:

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

Loop Access products are used by carrier and enterprise customers for access to copper-based communications networks. The Loop Access category includes the following product areas and related services:

•	High bit-rate Digital Subscriber Line (HDSL) products

•	Digital Data Service (DDS)

•	Integrated Services Digital Network (ISDN) products

•	T1/E1/T3 Channel Service Units/Data Service Units (CSUs/DSUs)

•	TRACER fixed-wireless products

The table below presents sales information by product category for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Carrier Systems	$128,824	$105,537	$228,377	$198,341
Business Networking	41,969	45,379	79,888	83,455
Loop Access	5,336	11,317	14,868	23,450

Total	$176,129	$162,233	$323,133	$305,246

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

The table below presents subcategory revenues for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Core Products
Broadband Access (included in Carrier Systems)	$108,309	$81,628	$189,836	$153,862
Optical (included in Carrier Systems)	15,833	15,986	28,622	24,860
Internetworking (included in Business Networking)	40,986	43,922	77,932	80,834

Subtotal	165,128	141,536	296,390	259,556
Legacy Products
HDSL (does not include T1) (included in Loop Access)	4,798	10,289	13,675	21,696
Other products (excluding HDSL)	6,203	10,408	13,068	23,994

Subtotal	11,001	20,697	26,743	45,690

Total	$176,129	$162,233	$323,133	$305,246

13. LIABILITY FOR WARRANTY RETURNS

Our products generally include warranties of 90 days to ten years for product defects. We accrue for warranty returns at the time revenue is recognized based on our estimate of the cost to repair or replace the defective products. We engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers. Our products continue to become more complex in both size and functionality as many of our product offerings migrate from line card applications to systems products. The increasing complexity of our products will cause warranty incidences, when they arise, to be more costly. Our estimates regarding future warranty obligations may change due to product failure rates, material usage, and other rework costs incurred in correcting a product failure. In addition, from time to time, specific warranty accruals may be recorded if unforeseen problems arise. Should our actual experience relative to these factors be worse than our estimates, we will be required to record additional warranty expense. Alternatively, if we provide for more reserves than we require, we will reverse a portion of such provisions in future periods. The liability for warranty obligations totaled $8.3 million at June 30, 2014 and $9.0 million at December 31, 2013. The decrease from December 31, 2013 to June 30, 2014 includes a $1.5 million decrease related to the settlement of an outstanding warranty claim, which corresponds to a reduction in Other Receivables. These liabilities are included in accrued expenses in the accompanying Consolidated Balance Sheets.

A summary of warranty expense and write-off activity for the six months ended June 30, 2014 and 2013 is as follows:

	Six Months Ended June 30,
(In thousands)	2014	2013

Balance at beginning of period	$8,977	$9,653
Plus: Amounts charged to cost and expenses	1,339	470
Less: Deductions	(1,999)	(2,182)

Balance at end of period	$8,317	$7,941

Deductions for the six months ended June 30, 2014 include a $1.5 million reduction that relates to the settlement of an outstanding warranty claim, which corresponds to a reduction in Other Receivables.

14. RELATED PARTY TRANSACTIONS

We employ the law firm of our director emeritus for legal services. All bills for services rendered by this firm are reviewed and approved by our Chief Financial Officer. We believe that the fees for such services are comparable to those charged by other firms for services rendered to us. For the three and six months ended June 30, 2014 and 2013, we incurred fees of $10 thousand per month for these legal services.

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

We have committed to invest up to an aggregate of $7.9 million in two private equity funds, and we have contributed $8.4 million as of June 30, 2014, of which $7.7 million has been applied to these commitments.

16. SUBSEQUENT EVENTS

On July 15, 2014, we announced that our Board of Directors declared a quarterly cash dividend of $0.09 per common share to be paid to stockholders of record at the close of business on July 31, 2014. The payment date will be August 14, 2014. The quarterly dividend payment will be approximately $4.9 million. In July 2003, our Board of Directors elected to begin declaring quarterly dividends on our common stock considering the tax treatment of dividends and adequate levels of Company liquidity.

During the third quarter and as of August 6, 2014, we have repurchased 45 thousand shares of our common stock through open market purchases at an average cost of $21.93 per share. We currently have the authority to purchase an additional 6.1 million shares of our common stock under the current plan approved by the Board of Directors.

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

Business Networking products provide access to communication services and facilitate the delivery of cloud connectivity and enterprise communications to distributed enterprises and small and medium-sized businesses. This category includes the following product areas and related services:

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

In addition, we identify subcategories of product revenues, which we divide into core products and legacy products. Our core products consist of Broadband Access and Optical products (included in Carrier Systems) and Internetworking products (included in Business Networking). Our legacy products include HDSL products (included in Loop Access) and other products not included in the aforementioned core products. Many of our customers are migrating their networks to deliver higher bandwidth services by utilizing newer technologies. We believe that products and services offered in our core product areas position us well for this migration. As a result of this migration, revenues of our legacy products, including HDSL, have decreased significantly. Despite occasional increases, we anticipate revenues of our legacy products, including HDSL, will continue to decline over time.

See Note 12 of Notes to Consolidated Financial Statements in this report for further information regarding these product categories.

Sales were $176.1 million and $323.1 million for the three and six months ended June 30, 2014 compared to $162.2 million and $305.2 million for the three and six months ended June 30, 2013. Product revenues for our three core areas, Broadband Access, Optical and Internetworking, were $165.1 million and $296.4 million for the three and six months ended June 30, 2014 compared to $141.5 million and $259.6 million for the three and six months ended June 30, 2013. Our gross margin increased to 49.3% and 50.9% for the three and six months ended June 30, 2014 from 49.2% and 49.0% for the three and six months ended June 30, 2013. Our operating income margin increased to 11.0% and 9.5% for the three and six months ended June 30, 2014 from 8.7% and 6.8% for the three and six months ended June 30, 2013. Net income was $14.4 million and $24.0 million for the three and six months ended June 30, 2014 compared to $9.9 million and $17.7 million for the three and six months ended June 30, 2013. Our effective tax rate decreased to 34.0% for the three months ended June 30, 2014 from 41.4% for the three months ended June 30, 2013 and increased to 34.2% for the six months ended June 30, 2014 from 33.2% for the six months ended June 30, 2013. Earnings per share, assuming dilution, were $0.26 and $0.42 for the three and six months ended June 30, 2014 compared to $0.17 and $0.29 for the three and six months ended June 30, 2013.

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

RESULTS OF OPERATIONS – THREE AND SIX MONTHS ENDED JUNE 30, 2014 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2013

SALES

ADTRAN’s sales increased 8.6% from $162.2 million in the three months ended June 30, 2013 to $176.1 million in the three months ended June 30, 2014, and increased 5.9% from $305.2 million in the six months ended June 30, 2013 to $323.1 million in the six months ended June 30, 2014. The increase in sales for the three months ended June 30, 2014 is primarily attributable to a $26.7 million increase in sales of our Broadband Access products, partially offset by a $9.7 million decrease in sales of our HDSL and other legacy products and a $2.9 million decrease in sales of our Internetworking products. The increase in sales for the six months ended June 30, 2014 is primarily attributable to a $36.0 million increase in sales of our Broadband Access products and a $3.8 million increase in sales of our Optical products, partially offset by an $18.9 million decrease in sales of our HDSL and other legacy products and a $2.9 million decrease in sales of our Internetworking products.

Carrier Networks sales increased 16.3% from $123.3 million in the three months ended June 30, 2013 to $143.5 million in the three months ended June 30, 2014, and increased 12.2% from $233.2 million in the six months ended June 30, 2013 to $261.6 million in the six months ended June 30, 2014. The increase in sales for the three months ended June 30, 2014 is primarily attributable to increases in sales of our Broadband Access products and Internetworking products, partially offset by decreases in sales of our HDSL and other legacy products. The increase in sales for the six months ended June 30, 2014 is primarily attributable to increases in sales of our Broadband Access products, Internetworking products, and Optical products, partially offset by decreases in sales of our HDSL and other legacy products. The increase in sales of our Broadband Access products for the three and six months ended June 30, 2014 is primarily attributable to an increase in hiX product sales and an increase in professional services. The increase in sales of our Internetworking products for the three and six months ended June 30, 2014 is primarily attributable to increases in Carrier Ethernet sales and FTTP ONT sales to carriers. The increase in sales of our Optical products for the six months ended June 30, 2014 is primarily attributable to increased shipments of optical products for broadband access and increased shipments of our OPTI-6100 products to a domestic tier 1 carrier for Ethernet services to enterprises and wireless backhaul that occurred during the first quarter. The decrease in sales of HDSL and other legacy products for the three and six months ended June 30, 2014 has been expected as customers continue to upgrade their networks to deliver higher bandwidth services by migrating to newer technologies, including to our core products from our Broadband Access, Internetworking and Optical product lines. While we expect that revenues from HDSL and our other legacy products will continue to decline over time, these revenues may continue for years because of the time required for our customers to transition to newer technologies.

Enterprise Networks sales decreased 16.0% from $38.9 million in the three months ended June 30, 2013 to $32.7 million in the three months ended June 30, 2014, and decreased 14.6% from $72.0 million in the six months ended June 30, 2013 to $61.5 million in the six months ended June 30, 2014. The decrease in sales for the three and six months ended June 30, 2014 is primarily attributable to decreases in sales of our Internetworking products and sales of our legacy products. The decrease in sales of our Internetworking products for this division was primarily attributable to lower sales of products through service provider channels. The decrease in legacy products was expected and discussed further above. Internetworking product sales attributable to Enterprise Networks were 95.0% and 94.7% of the division’s sales in the three and six months ended June 30, 2014, compared to 93.4% and 93.7% in the three and six months ended June 30, 2013. Legacy products primarily comprise the remainder of Enterprise Networks sales. Enterprise Networks sales as a percentage of total sales decreased from 24.0% and 23.6% for the three and six months ended June 30, 2013 to 18.6% and 19.0% for the three and six months ended June 30, 2014.

International sales, which are included in the Carrier Networks and Enterprise Networks amounts discussed above, increased 127.7% from $34.7 million in the three months ended June 30, 2013 to $79.1 million in the three months ended June 30, 2014, and increased 91.5% from $69.7 million in the six months ended June 30, 2013 to $133.4 million in the six months ended June 30, 2014. International sales, as a percentage of total sales, increased from 21.4% and 22.8% for the three and six months ended June 30, 2013 to 44.9% and 41.3% for the three and six months ended June 30, 2014. International sales increased in the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013 primarily due to an increase in sales in the EMEA region and Latin America, partially offset by a decrease in sales in the Asia-Pacific region.

Carrier System product sales increased $23.3 million and $30.0 million in the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013. The increase for the three months ended June 30, 2014 is primarily attributable to a $26.7 million increase in Broadband Access product sales, partially offset by a $3.2 million decrease in sales of our legacy products. The increase for the six months ended June 30, 2014 is primarily attributable to a $36.0 million increase in Broadband Access product sales and a $3.8 million increase in Optical product sales, partially offset by a $9.7 million decrease in sales of our legacy products. The changes for the three and six months ended June 30, 2014 are primarily attributable to the factors discussed above.

Business Networking product sales decreased $3.4 million and $3.6 million in the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013. The decrease for the three and six months ended June 30, 2014 is primarily due to a $2.9 million decrease in Internetworking product sales. The changes for the three and six months ended June 30, 2014 are primarily attributable to the factors discussed above.

Loop Access product sales decreased $6.0 million and $8.6 million in the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013. The decrease for the three and six months ended June 30, 2014 is primarily due to a $5.5 million and an $8.0 million decrease, respectively, in HDSL product sales, which is discussed further above.

COST OF SALES

As a percentage of sales, cost of sales decreased from 50.8% in the three months ended June 30, 2013 to 50.7% in the three months ended June 30, 2014 and decreased from 51.0% in the six months ended June 30, 2013 to 49.1% in the six months ended June 30, 2014. The decrease for the three and six months ended June 30, 2014 is primarily attributable to improving gross margins in our international business, largely offset by shifts in customer mix.

Carrier Networks cost of sales, as a percent of division sales, decreased from 53.0% in the three months ended June 30, 2013 to 52.6% in the three months ended June 30, 2014 and decreased from 53.0% in the six months ended June 30, 2013 to 50.5% in the six months ended June 30, 2014. The decrease for the three and six months ended June 30, 2014 is primarily attributable to improving gross margins in our international business, largely offset by shifts in customer mix.

Enterprise Networks cost of sales, as a percent of division sales, decreased from 43.7% in the three months ended June 30, 2013 to 42.6% in the three months ended June 30, 2014 and decreased from 44.5% in the six months ended June 30, 2013 to 42.8% in the six months ended June 30, 2014. The decrease for the three and six months ended June 30, 2014 is primarily attributable to shifts in customer mix.

An important part of our strategy is to reduce the product cost of each succeeding product generation and then to lower the product’s price based on the cost savings achieved. This may cause variations in our gross profit percentage due to timing differences between the recognition of cost reductions and the lowering of product selling prices.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased 3.4% from $32.7 million in the three months ended June 30, 2013 to $33.8 million in the three months ended June 30, 2014 and increased 7.0% from $63.3 million in the six months ended June 30, 2013 to $67.7 million in the six months ended June 30, 2014. The increase in selling, general and administrative expenses for the three and six months ended June 30, 2014 is primarily attributable to increases in incentive compensation, legal expenses, travel expenses and marketing expenses.

Selling, general and administrative expenses as a percentage of sales decreased from 20.1% in the three months ended June 30, 2013 to 19.2% in the three months ended June 30, 2014 and increased from 20.7% in the six months ended June 30, 2013 to 21.0% in the six months ended June 30, 2014. Selling, general and administrative expenses as a percentage of sales may fluctuate whenever there is a significant fluctuation in revenues for the periods being compared.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased 1.8% from $33.1 million in the three months ended June 30, 2013 to $33.7 million in the three months ended June 30, 2014 and increased 1.0% from $65.6 million in the six months ended June 30, 2013 to $66.2 million in the six months ended June 30, 2014. The increase in research and development expenses for the three and six months ended June 30, 2014 is primarily related to increases in compensation costs and travel expenses, partially offset by a decrease in independent contractor expense.

As a percentage of sales, research and development expenses decreased from 20.4% in the three months ended June 30, 2013 to 19.1% in the three months ended June 30, 2014 and decreased from 21.5% in the six months ended June 30, 2013 to 20.5% in the six months ended June 30, 2014. Research and development expenses as a percentage of sales will fluctuate whenever there are incremental product development activities or a significant fluctuation in revenues for the periods being compared.

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

INTEREST AND DIVIDEND INCOME

Interest and dividend income decreased 37.0% from $1.7 million in the three months ended June 30, 2013 to $1.1 million in the three months ended June 30, 2014 and decreased 31.8% from $3.4 million in the six months ended June 30, 2013 to $2.3 million in the six months ended June 30, 2014. The decrease in interest and dividend income is primarily attributable to an $18.3 million reduction of restricted funds that serves as a collateral deposit against our taxable revenue bond during the first quarter and a reduction in the interest rate of that investment from 4.8% to 1.6% (see “Interest Expense” below for corresponding decrease in the interest rate of our taxable revenue bond). See “Liquidity and Capital Resources” below for additional information on our taxable revenue bond.

INTEREST EXPENSE

Interest expense, which is primarily related to our taxable revenue bond, decreased 74.3% from $0.6 million in the three months ended June 30, 2013 to $0.1 million in the three months ended June 30, 2014 and decreased 67.6% from $1.2 million in the six months ended June 30, 2013 to $0.4 million in the six months ended June 30, 2014. The decrease is primarily attributable to a $16.5 million principal payment made on our taxable revenue bond during the first quarter and a reduction in the interest rate of that bond from 5.0% to 2.0%. See “Liquidity and Capital Resources” below for additional information on our revenue bond.

NET REALIZED INVESTMENT GAIN

Net realized investment gain increased 50.7% from $1.6 million in the three months ended June 30, 2013 to $2.3 million in the three months ended June 30, 2014 and decreased 12.8% from $5.2 million in the six months ended June 30, 2013 to $4.5 million in the six months ended June 30, 2014. The increase in realized investment gains for the three months ended June 30, 2014 is primarily attributable to higher gains from the sale of equity securities compared to the same period in 2013. The decrease in realized investment gains for the six months ended June 30, 2014 is primarily attributable to lower gains from the sale of equity securities during the first quarter of 2014. See “Investing Activities” in “Liquidity and Capital Resources” below for additional information.

OTHER INCOME (EXPENSE), NET

Other income (expense), net, comprised primarily of miscellaneous income, gains and losses on foreign currency transactions, investment account management fees, scrap raw material sales, and gains and losses on the disposal of property, plant and equipment occurring in the normal course of business, changed from $0.1 million of income in the three months ended June 30, 2013 to $0.8 million of expense in the three months ended June 30, 2014. The change in the three months ended June 30, 2014 is primarily attributable to losses on foreign currency transactions during the second quarter of 2014. Other income (expense) changed from $1.5 million of expense in the six months ended June 30, 2013 to $0.7 million of expense in the six months ended June 30, 2014. The change in the six months ended June 30, 2014 is primarily attributable to losses on foreign currency transactions during the first quarter of 2013.

INCOME TAXES

Our effective tax rate increased from 33.2% in the six months ended June 30, 2013 to 34.2% in the six months ended June 30, 2014. The increase in the effective tax rate between the two periods is primarily attributable to the net effect of the exclusion of a benefit for the research tax credit, which expired on December 31, 2013, offset by the release of a valuation allowance attributable to a foreign subsidiary in 2014.

NET INCOME

As a result of the above factors, net income increased $4.5 million from $9.9 million in the three months ended June 30, 2013 to $14.4 million in the three months ended June 30, 2014 and increased $6.3 million from $17.7 million in the six months ended June 30, 2013 to $24.0 million in the six months ended June 30, 2014.

As a percentage of sales, net income increased from 6.1% in the three months ended June 30, 2013 to 8.2% in the three months ended June 30, 2014 and increased from 5.8% in the six months ended June 30, 2013 to 7.4% in the six months ended June 30, 2014.

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

At June 30, 2014, cash on hand was $58.9 million and short-term investments were $45.9 million, which resulted in available short-term liquidity of $104.8 million. At December 31, 2013, our cash on hand of $58.3 million and short-term investments of $105.8 million resulted in available short-term liquidity of $164.1 million. The decrease in short-term liquidity from December 31, 2013 to June 30, 2014 primarily reflects funds used for equipment acquisitions, payments on long-term debt, share repurchases and dividends, partially offset by funds provided by our operating activities and stock option exercises by our employees.

Operating Activities

Our working capital, which consists of current assets less current liabilities, decreased 17.7% from $277.3 million as of December 31, 2013 to $228.1 million as of June 30, 2014. The quick ratio, defined as cash, cash equivalents, short-term investments, and net accounts receivable, divided by current liabilities, decreased from 2.44 as of December 31, 2013 to 1.75 as of June 30, 2014. The current ratio, defined as current assets divided by current liabilities, decreased from 3.71 as of December 31, 2013 to 2.82 as of June 30, 2014. The decreases in our working capital, quick ratio and current ratio are primarily attributable to a decrease in short-term investments and an increase in accounts payable and unearned revenue, partially offset by an increase in accounts receivable, during the six months ended June 30, 2014. Short-term investments were used to fund share repurchases during 2014.

Net accounts receivable increased 34.6% from $85.8 million at December 31, 2013 to $115.5 million at June 30, 2014. Our allowance for doubtful accounts was $130 thousand at December 31, 2013 and $116 thousand at June 30, 2014. Quarterly accounts receivable days sales outstanding (DSO) increased from 50 days as of December 31, 2013 to 60 days as of June 30, 2014. The change in net accounts receivable and DSO is due to changes in customer mix and the timing of sales and collections during the quarter. Certain international customers can have longer payment terms than U.S. customers. Other receivables increased from $18.2 million at December 31, 2013 to $23.8 million at June 30, 2014. The increase in other receivables is primarily attributable to the timing of filing returns and collections of VAT receivables in our international subsidiaries. Other receivables will also fluctuate due to the timing of shipments and collections for materials supplied to our contract manufacturers during the quarter.

Quarterly inventory turnover increased from 3.6 turns as of December 31, 2013 to 4.1 turns as of June 30, 2014. Inventory decreased 1.0% from December 31, 2013 to June 30, 2014. We expect inventory levels to fluctuate as we attempt to maintain sufficient inventory in response to seasonal cycles of our business ensuring competitive lead times while managing the risk of inventory obsolescence that may occur due to rapidly changing technology and customer demand.

Accounts payable increased 28.6% from $48.3 million at December 31, 2013 to $62.1 million at June 30, 2014. Accounts payable will fluctuate due to variations in the timing of the receipt of supplies, inventory and services and our subsequent payments for these purchases.

Investing Activities

Capital expenditures totaled approximately $4.9 million and $3.2 million for the six months ended June 30, 2014 and 2013, respectively. These expenditures were primarily used to purchase manufacturing and test equipment and computer software and hardware.

Our combined short-term and long-term investments decreased $57.4 million from $415.0 million at December 31, 2013 to $357.6 million at June 30, 2014. This decrease reflects the impact of our cash needs for equipment acquisitions, payments on long-term debt, share repurchases, dividends, as well as net realized and unrealized losses and amortization of net premiums on our combined investments, partially offset by additional funds available for investment provided by our operating activities and stock option exercises by our employees.

We invest all available cash not required for immediate use in operations primarily in securities that we believe bear minimal risk of loss. At June 30, 2014 these investments included corporate bonds of $99.4 million, municipal fixed-rate bonds of $156.0 million, and municipal variable rate demand notes of $15.1 million. At December 31, 2013, these investments included corporate bonds of $166.9 million, municipal fixed-rate bonds of $136.3 million, and municipal variable rate demand notes of $8.3 million. As of June 30, 2014, our corporate bonds, municipal fixed-rate bonds, and municipal variable rate demand notes were classified as available-for-sale and had a combined duration of 1.1 years with an average credit rating of AA-. Because our bond portfolio has a high quality rating and contractual maturities of a short duration, we are able to obtain prices for these bonds derived from observable market inputs, or for similar securities traded in an active market, on a daily basis.

Our long-term investments increased 0.8% from $309.2 million at December 31, 2013 to $311.6 million at June 30, 2014. Long-term investments at June 30, 2014 and December 31, 2013 included an investment in a certificate of deposit of $30.0 million and $48.3 million, respectively, which serves as collateral for our revenue bond, as discussed below. We have various equity investments included in long-term investments at a cost of $25.9 million and $24.7 million, and with a fair value of $39.7 million and $38.5 million, at June 30, 2014 and December 31, 2013, respectively.

Long-term investments at June 30, 2014 and December 31, 2013 also included $15.8 million and $15.1 million, respectively, related to our deferred compensation plans, and $1.6 million and $1.7 million, respectively, of other investments carried at cost, consisting of interests in two private equity funds and an investment in a privately held telecommunications equipment manufacturer.

We review our investment portfolio for potential “other-than-temporary” declines in value on an individual investment basis. We assess, on a quarterly basis, significant declines in value which may be considered other-than-temporary and, if necessary, recognize and record the appropriate charge to write-down the carrying value of such investments. In making this assessment, we take into consideration qualitative and quantitative information, including but not limited to the following: the magnitude and duration of historical declines in market prices, credit rating activity, assessments of liquidity, public filings, and statements made by the issuer. We generally begin our identification of potential other-than-temporary impairments by reviewing any security with a fair value that has declined from its original or adjusted cost basis by 25% or more for six or more consecutive months. We then evaluate the individual security based on the previously identified factors to determine the amount of the write-down, if any. For the three and six months ended June 30, 2014 and 2013, other-than-temporary impairment charges were not significant.

Financing Activities

Dividends

In July 2003, our Board of Directors elected to begin declaring quarterly dividends on our common stock considering the tax treatment of dividends and adequate levels of Company liquidity. During the six months ended June 30, 2014, we paid dividends totaling $10.1 million.

Debt

We have amounts outstanding under loans made pursuant to an Alabama State Industrial Development Authority revenue bond (the Bond) which totaled $30.0 million and $46.5 million at June 30, 2014 and December 31, 2013, respectively. At June 30, 2014, the estimated fair value of the Bond was approximately $29.7 million, based on a debt security with a comparable interest rate and maturity and a Standard & Poor’s credit rating of AAA. Included in long-term investments are restricted funds in the amount of $30.0 million and $48.3 million at June 30, 2014 and December 31, 2013, which is a collateral deposit against the principal amount of the Bond. We have the right to set-off the balance of the Bond with the collateral deposit in order to reduce the balance of the indebtedness. The Bond matures on January 1, 2020, and bears interest at the rate of 2% per annum. In conjunction with this program, we are eligible to receive certain economic incentives from the state of Alabama that reduce the amount of payroll withholdings we are required to remit to the state for those employment positions that qualify under this program. We are required to make payments in the amounts necessary to pay the interest on the amounts currently outstanding. During the first quarter of 2014, we made a principal payment on the Bond of $16.5 million.

Stock Repurchase Program

Since 1997, our Board of Directors has approved multiple share repurchase programs that have authorized open market repurchase transactions of up to 40.0 million shares of our common stock. On May 14, 2014, our Board of Directors authorized the repurchase of an additional 5.0 million shares of our common stock (bringing the total shares authorized for repurchase to 45.0 million), which will commence upon completion of the repurchase plan announced May 1, 2013. This new authorization will be implemented through open market or private purchases from time to time as conditions warrant.

During the six months ended June 30, 2014, we repurchased 2.3 million shares of our common stock at an average price of $22.73 per share. We currently have the authority to purchase an additional 6.1 million shares of our common stock under the current plans approved by the Board of Directors.

Stock Option Exercises

To accommodate employee stock option exercises, we issued 0.1 million shares of treasury stock for $1.8 million during the six months ended June 30, 2014. During the six months ended June 30, 2013, we issued 45 thousand shares of treasury stock for $0.8 million.

Off-Balance Sheet Arrangements and Contractual Obligations

We do not have off-balance sheet financing arrangements and have not engaged in any related party transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources. During the six months ended June 30, 2014, the only material change in contractual obligations and commercial commitments from those discussed in our most recent Annual Report on Form 10-K for the year ended December 31, 2013 filed on February 27, 2014 with the SEC was due to a $16.5 million principal payment on our taxable revenue bond.

We have committed to invest up to an aggregate of $7.9 million in two private equity funds, and we have contributed $8.4 million as of June 30, 2014, of which $7.7 million has been applied to these commitments.

FACTORS THAT COULD AFFECT OUR FUTURE RESULTS

The following are some of the risks that could affect our financial performance or could cause actual results to differ materially from those expressed or implied in our forward-looking statements:

•	Our operating results may fluctuate in future periods, which may adversely affect our stock price.

•	Our revenue for a particular period can be difficult to predict, and a shortfall in revenue may harm our operating results.

•	General economic conditions may reduce our revenues and harm our operating results.

•	Our exposure to the credit risks of our customers and distributors may make it difficult to collect accounts receivable and could adversely affect our operating results and financial condition.

•	We expect gross margin to vary over time, and our level of product gross margin may not be sustainable.

•	We must continue to update and improve our products and develop new products in order to compete and to keep pace with improvements in communications technology.

•	Our products may not continue to comply with evolving regulations governing their sale, which may harm our business.

•	Our failure or the failure of our contract manufacturers to comply with applicable environmental regulations could adversely impact our results of operations.

•	If our products do not interoperate with our customers’ networks, installations may be delayed or cancelled, which could harm our business.

•	The lengthy approval process required by major and other service providers for new products could result in fluctuations in our revenue.

•	We engage in research and development activities to improve the application of developed technologies, and as a consequence may miss certain market opportunities enjoyed by larger companies with substantially greater research and development efforts who may focus on more leading edge development.

•	We depend heavily on sales to certain customers; the loss of any of these customers would significantly reduce our revenues and net income.

•	Our strategy of outsourcing a portion of our manufacturing requirements to subcontractors located in Asia or other international regions may result in us not meeting our cost, quality or performance standards.

•	Our dependence on a limited number of suppliers may prevent us from delivering our products on a timely basis, which could have a material adverse effect on customer relations and operating results.

•	We compete in markets that have become increasingly competitive, which may result in reduced gross profit margins and market share.

•	Our estimates regarding future warranty obligations may change due to product failure rates, shipment volumes, field service obligations and other rework costs incurred in correcting product failures. If our estimates change, the liability for warranty obligations may be increased or decreased, impacting future cost of goods sold.

•	Managing our inventory is complex and may include write-downs of excess or obsolete inventory.

•	The continuing growth of our international operations could expose us to additional risks, increase our costs and adversely affect our operating results and financial condition.

•	We may be adversely affected by fluctuations in currency exchange rates.

•	Our success depends on our ability to reduce the selling prices of succeeding generations of our products.

•	Breaches in our information systems could cause significant damage to our business and reputation.

•	Our failure to maintain rights to intellectual property used in our business could adversely affect the development, functionality, and commercial value of our products.

•	Software under license from third parties for use in certain of our products may not continue to be available to us on commercially reasonable terms.

•	We may incur liabilities or become subject to litigation that would have a material effect on our business.

•	Consolidation and deterioration in the competitive service provider market could result in a significant decrease in our revenue.

•	We depend on distributors who maintain inventories of our products. If the distributors reduce their inventories of these products, our sales could be adversely affected.

•	If we are unable to successfully develop and maintain relationships with system integrators, service providers, and enterprise value added resellers, our sales may be negatively affected.

•	If we fail to manage our exposure to worldwide financial and securities markets successfully, our operating results and financial statements could be materially impacted.

•	Changes in our effective tax rate or assessments arising from tax audits may have an adverse impact on our results.

•	We are required to periodically evaluate the value of our long-lived assets, including the value of intangibles acquired and goodwill resulting from business acquisitions. Any future impairment charges required may adversely affect our operating results.

•	Our success depends on attracting and retaining key personnel.

•	Regulatory and potential physical impacts of climate change and other natural events may affect our customers and our production operations, resulting in adverse effects on our operating results.

•	While we believe our internal control over financial reporting is adequate, a failure to maintain effective internal control over financial reporting as our business expands could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

•	The price of our common stock has been volatile and may continue to fluctuate significantly.

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

We maintain depository investments with certain financial institutions. Although these depository investments may exceed government insured depository limits, we have evaluated the credit worthiness of these financial institutions, and determined the risk of material financial loss due to exposure of such credit risk to be minimal. As of June 30, 2014, $55.9 million of our cash and cash equivalents, primarily certain domestic money market funds and foreign depository accounts, were in excess of government provided insured depository limits.

As of June 30, 2014, approximately $287.1 million of our cash and investments may be directly affected by changes in interest rates. We have performed a hypothetical sensitivity analysis assuming market interest rates increase or decrease by 50 basis points (bps) for an entire year, while all other variables remain constant. At June 30, 2014, we held $112.2 million of cash and investments where a change in interest rates would impact our interest income. A hypothetical 50 bps decline in interest rates as of June 30, 2014 would reduce annualized interest income on our cash and investments by approximately $0.5 million. In addition, we held $255.4 million of fixed-rate municipal bonds and corporate bonds whose fair values may be directly affected by a change in interest rates. A hypothetical 50 bps increase in interest rates as of June 30, 2014 would reduce the fair value of our municipal fixed-rate bonds and corporate bonds by approximately $1.4 million.

As of June 30, 2013, approximately $359.8 million of our cash and investments was subject to being directly affected by changes in interest rates. We have performed a hypothetical sensitivity analysis assuming market interest rates increase or decrease by 50 bps for the entire year, while all other variables remain constant. A hypothetical 50 bps decline in interest rates as of June 30, 2013 would have reduced annualized interest income on our cash, money market instruments and municipal variable rate demand notes by approximately $0.7 million. In addition, a hypothetical 50 bps increase in interest rates as of June 30, 2013 would have reduced the fair value of our municipal fixed-rate bonds and corporate bonds by approximately $1.7 million.

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

We have certain international customers who are invoiced in their local currency. Changes in the monetary exchange rates used to invoice such customers versus the functional currency of the entity billing such customers may adversely affect our results of operations and financial condition. To manage the volatility relating to these typical business exposures, we may enter into various derivative transactions, when appropriate. We do not hold or issue derivative instruments for trading or other speculative purposes. The Riyal is the predominant currency of the customers who are billed in their local currency. Taking into account the effects of foreign currency fluctuations of the Riyal versus the Euro, a hypothetical 10% weakening of the Euro as of June 30, 2014 would provide a gain on foreign currency of approximately $0.1 million. Conversely, a hypothetical 10% strengthening of the Euro as of June 30, 2014 would provide a loss on foreign currency of approximately $0.1 million. Any gain or loss would be significantly mitigated by the forward contracts discussed in the following paragraph.

As of June 30, 2014, we had no material contracts, other than accounts receivable, accounts payable, and loans to a subsidiary, denominated in foreign currencies. As of June 30, 2014, we had forward contracts outstanding with notional amounts totaling €19.3 million ($26.4 million), which mature at various times throughout 2014. The fair value of these forward contracts was a net liability of approximately $0.2 million as of June 30, 2014.

For further information about the fair value of our available-for-sale investments and our derivative and hedging activities as of June 30, 2014, see Notes 6 and 7 of Notes to Consolidated Financial Statements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth repurchases of our common stock for the months indicated:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2014 – April 30, 2014	937,798	$22.83	937,798	2,149,233
May 1, 2014 – May 31, 2014	1,023,046	$21.75	1,023,046	6,126,187
June 1, 2014 – June 30, 2014	—	—	—	6,126,187

Total	1,960,844		1,960,844

On May 14, 2014, our Board of Directors authorized the repurchase of an additional 5.0 million shares of our common stock. This new authorization will be implemented through open market or private purchases from time to time as conditions warrant.

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

ADTRAN, Inc. (Registrant)

Date: August 6, 2014	/s/ James E. Matthews
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