Form 10-Q
period 2014-09-30
ADTRAN INC
filed 2014-11-05
CIK 926282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2014

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date:

Class	Outstanding at October 20, 2014
Common Stock, $.01 Par Value	54,320,170 shares

ADTRAN, Inc.

Quarterly Report on Form 10-Q

For the Three and Nine Months Ended September 30, 2014

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADTRAN, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	September 30,	December 31,
	2014	2013
ASSETS
Current Assets
Cash and cash equivalents	$58,415	$58,298
Short-term investments	55,587	105,760
Accounts receivable, less allowance for doubtful accounts of $116 and $130 at September 30, 2014 and December 31, 2013, respectively	99,341	85,814
Other receivables	27,262	18,249
Inventory	86,879	90,111
Prepaid expenses	5,579	4,325
Deferred tax assets, net	15,697	17,083

Total Current Assets	348,760	379,640
Property, plant and equipment, net	75,201	76,739
Deferred tax assets, net	12,991	9,622
Goodwill	3,492	3,492
Other assets	11,748	11,180
Long-term investments	298,542	309,225

Total Assets	$750,734	$789,898

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$49,972	$48,282
Unearned revenue	23,418	22,205
Accrued expenses	12,356	12,776
Accrued wages and benefits	17,591	14,040
Income tax payable, net	13,650	5,002

Total Current Liabilities	116,987	102,305

Non-current unearned revenue	13,822	14,643
Other non-current liabilities	23,548	22,144
Bonds payable	30,000	46,200

Total Liabilities	184,357	185,292
Commitments and contingencies (see Note 14)
Stockholders’ Equity
Common stock, par value $0.01 per share; 200,000 shares authorized; 79,652 shares issued and 54,320 shares outstanding at September 30, 2014 and 79,652 shares issued and 56,918 shares outstanding at December 31, 2013	797	797
Additional paid-in capital	239,878	233,511
Accumulated other comprehensive income	5,721	10,753
Retained earnings	903,741	884,451
Less treasury stock at cost: 25,332 and 22,734 shares at September 30, 2014 and December 31, 2013, respectively	(583,760)	(524,906)

Total Stockholders’ Equity	566,377	604,606

Total Liabilities and Stockholders’ Equity	$750,734	$789,898

See notes to consolidated financial statements

ADTRAN, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Sales	$162,892	$177,404	$486,025	$482,650
Cost of sales	84,635	94,857	243,181	250,628

Gross Profit	78,257	82,547	242,844	232,022
Selling, general and administrative expenses	32,438	32,794	100,165	96,082
Research and development expenses	33,324	32,543	99,547	98,114

Operating Income	12,495	17,210	43,132	37,826
Interest and dividend income	992	1,579	3,340	5,021
Interest expense	(150)	(581)	(525)	(1,737)
Net realized investment gain	2,687	1,751	7,219	6,949
Other income (expense), net	(963)	22	(1,615)	(1,521)

Income before provision for income taxes	15,061	19,981	51,551	46,538
Provision for income taxes	(3,735)	(3,776)	(16,223)	(12,584)

Net Income	$11,326	$16,205	$35,328	$33,954

Weighted average shares outstanding – basic	54,521	57,947	55,552	59,561
Weighted average shares outstanding – diluted	54,824	58,617	55,976	59,929
Earnings per common share – basic	$0.21	$0.28	$0.64	$0.57
Earnings per common share – diluted	$0.21	$0.28	$0.63	$0.57
Dividend per share	$0.09	$0.09	$0.27	$0.27

See notes to consolidated financial statements

ADTRAN, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net Income	$11,326	$16,205	$35,328	$33,954

Other Comprehensive Income (Loss), net of tax:
Net unrealized gains (losses) on available-for-sale securities	(3,148)	2,562	(2,850)	(780)
Foreign currency translation	(2,568)	(108)	(2,182)	(1,498)

Other Comprehensive Income (Loss), net of tax	(5,716)	2,454	(5,032)	(2,278)

Comprehensive Income, net of tax	$5,610	$18,659	$30,296	$31,676

See notes to consolidated financial statements

ADTRAN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net income	$35,328	$33,954
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,127	11,021
Amortization of net premium on available-for-sale investments	3,363	4,688
Net realized gain on long-term investments	(7,219)	(6,949)
Net loss on disposal of property, plant and equipment	109	6
Stock-based compensation expense	6,296	6,516
Deferred income taxes	(122)	(1,296)
Tax benefit from stock option exercises	71	113
Excess tax benefits from stock-based compensation arrangements	(53)	(106)
Changes in operating assets and liabilities:
Accounts receivable, net	(15,957)	(25,844)
Other receivables	(10,576)	(3,724)
Inventory	2,413	8,584
Prepaid expenses and other assets	(4,095)	(417)
Accounts payable	3,563	30,073
Accrued expenses and other liabilities	7,507	(4,339)
Income tax payable, net	9,265	(678)

Net cash provided by operating activities	41,020	51,602

Cash flows from investing activities:
Purchases of property, plant and equipment	(8,162)	(6,123)
Proceeds from disposals of property, plant and equipment	1	—
Proceeds from sales and maturities of available-for-sale investments	187,013	275,581
Purchases of available-for-sale investments	(127,074)	(216,129)

Net cash provided by investing activities	51,778	53,329

Cash flows from financing activities:
Proceeds from stock option exercises	2,311	2,332
Purchases of treasury stock	(62,144)	(104,147)
Dividend payments	(15,060)	(16,220)
Payments on long-term debt	(16,500)	—
Excess tax benefits from stock-based compensation arrangements	53	106

Net cash used in financing activities	(91,340)	(117,929)

Net increase (decrease) in cash and cash equivalents	1,458	(12,998)
Effect of exchange rate changes	(1,341)	(1,148)
Cash and cash equivalents, beginning of period	58,298	68,457

Cash and cash equivalents, end of period	$58,415	$54,311

Supplemental disclosure of non-cash investing activities:
Purchases of property, plant and equipment included in accounts payable	$598	$494

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

Changes in Classifications

We corrected immaterial misclassifications between the operating and investing sections of our consolidated statements of cash flows and adjusted our cash flows for the nine months ended September 30, 2013 in these categories by $0.4 million in order to be consistent with the 2014 presentation.

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

2. INCOME TAXES

Our effective tax rate increased from 27.0% in the nine months ended September 30, 2013 to 31.5% in the nine months ended September 30, 2014. The increase in the effective tax rate between the two periods is primarily attributable to the net effect of the exclusion of a benefit for the research tax credit, which expired on December 31, 2013, partially offset by the release of a valuation allowance attributable to a foreign subsidiary in 2014.

3. PENSION BENEFIT PLAN

We maintain a defined benefit pension plan covering employees in certain foreign countries.

The following table summarizes the components of net periodic pension cost for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2014	2013	2014	2013
Service cost	$299	$297	$910	$891
Interest cost	209	185	640	554
Expected return on plan assets	(272)	(250)	(831)	(751)

Net periodic pension cost	$236	$232	$719	$694

4. STOCK-BASED COMPENSATION

The following table summarizes the stock-based compensation expense related to stock options, restricted stock units (RSUs) and restricted stock for the three and nine months ended September 30, 2014 and 2013, which was recognized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2014	2013	2014	2013
Stock-based compensation expense included in cost of sales	$124	$118	$359	$334

Selling, general and administrative expense	1,048	1,024	3,089	3,129
Research and development expense	975	1,034	2,848	3,053

Stock-based compensation expense included in operating expenses	2,023	2,058	5,937	6,182

Total stock-based compensation expense	2,147	2,176	6,296	6,516
Tax benefit for expense associated with non-qualified options	(298)	(307)	(878)	(924)

Total stock-based compensation expense, net of tax	$1,849	$1,869	$5,418	$5,592

The fair value of our stock options is estimated using the Black-Scholes model. The determination of the fair value of stock options on the date of grant using the Black-Scholes model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables that may have a significant impact on the fair value estimate.

There were no options granted during the three months ended September 30, 2014 or the three and nine months ended September 30, 2013. The weighted-average assumptions and value of options granted for the nine months ended September 30, 2014 are summarized as follows:

Nine Months Ended
September 30, 2014
Expected volatility	39.57%
Risk-free interest rate	1.86%
Expected dividend yield	1.38%
Expected life (in years)	6.25
Weighted-average estimated value	$9.28

The fair value of our RSUs is calculated using a Monte Carlo Simulation valuation method. No RSUs were granted, forfeited, or vested during the three and nine months ended September 30, 2014 or 2013.

The fair value of restricted stock is equal to the closing price of our stock on the date of grant. We granted four thousand shares of restricted stock during the nine months ended September 30, 2014 at a fair value of $21.30 per share. No restricted stock was forfeited or vested during the three and nine months ended September 30, 2014 or 2013.

Stock-based compensation expense recognized in our Consolidated Statements of Income for the three and nine months ended September 30, 2014 and 2013 is based on options, RSUs and restricted stock ultimately expected to vest, and has been reduced for estimated forfeitures. Estimated forfeitures for stock options are based upon historical experience and approximate 2.5% annually. We estimated a 0% forfeiture rate for our RSUs and restricted stock due to the limited number of recipients and historical experience for these awards.

As of September 30, 2014, total compensation expense related to non-vested stock options, RSUs and restricted stock not yet recognized was approximately $11.6 million, which is expected to be recognized over an average remaining recognition period of 2.3 years.

The following table is a summary of our stock options outstanding as of December 31, 2013 and September 30, 2014 and the changes that occurred during the nine months ended September 30, 2014:

(In thousands, except per share amounts)	Number of Options	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life In Years	Aggregate Intrinsic Value
Options outstanding, December 31, 2013	6,358	$24.43	6.60	$25,878
Options granted	2	$26.03
Options cancelled/forfeited	(203)	$25.86
Options exercised	(117)	$19.66

Options outstanding, September 30, 2014	6,040	$24.47	5.85	$5,699

Options exercisable, September 30, 2014	3,961	$25.14	4.59	$3,295

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (the difference between the closing price of our stock on the last trading day of the quarter and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2014. The aggregate intrinsic value will change based on the fair market value of our stock.

The total pre-tax intrinsic value of options exercised during the three and nine months ended September 30, 2014 was $0.1 million and $0.6 million, respectively.

5. INVESTMENTS

At September 30, 2014, we held the following securities and investments, recorded at either fair value or cost.

(In thousands)	Amortized Cost	Gross Unrealized		Carrying Value
		Gains	Losses
Deferred compensation plan assets	$12,852	$2,660	$(14)	$15,498
Corporate bonds	102,196	345	(21)	102,520
Municipal fixed-rate bonds	150,098	691	(16)	150,773
Municipal variable rate demand notes	18,000	—	—	18,000
Marketable equity securities	26,542	9,996	(757)	35,781

Available-for-sale securities held at fair value	$309,688	$13,692	$(808)	$322,572

Restricted investment held at cost				30,000
Other investments held at cost				1,557

Total carrying value of available-for-sale investments				$354,129

At December 31, 2013, we held the following securities and investments, recorded at either fair value or cost.

(In thousands)	Amortized Cost	Gross Unrealized		Carrying Value
		Gains	Losses
Deferred compensation plan assets	$12,300	$2,847	$(24)	$15,123
Corporate bonds	166,370	534	(45)	166,859
Municipal fixed-rate bonds	135,773	583	(54)	136,302
Municipal variable rate demand notes	8,310	—	—	8,310
Marketable equity securities	24,654	13,975	(177)	38,452

Available-for-sale securities held at fair value	$347,407	$17,939	$(300)	$365,046

Restricted investment held at cost				48,250
Other investments held at cost				1,689

Total carrying value of available-for-sale investments				$414,985

As of September 30, 2014, our corporate bonds and municipal fixed-rate bonds had the following contractual maturities:

(In thousands)	Corporate bonds	Municipal fixed-rate bonds
Less than one year	$4,643	$31,631
One to two years	64,168	69,253
Two to three years	33,709	39,809
Three to five years	—	10,080

Total	$102,520	$150,773

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Our investment policy provides limitations for issuer concentration, which limits, at the time of purchase, the concentration in any one issuer to 5% of the market value of our total investment portfolio.

At September 30, 2014, we held a $30.0 million restricted certificate of deposit, which is carried at cost. This investment serves as a collateral deposit against the principal amount outstanding under loans made to ADTRAN pursuant to an Alabama State Industrial Development Authority revenue bond (the Bond). During the first quarter of 2014, we made a principal payment on the Bond of $16.5 million. At September 30, 2014, the estimated fair value of the Bond using a level 2 valuation technique was approximately $29.8 million, based on a debt security with a comparable interest rate and maturity and a Standard and Poor’s credit rating of AAA. For more information on the Bond, see “Debt” under “Liquidity and Capital Resources” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 2 of Part I of this report.

We review our investment portfolio for potential “other-than-temporary” declines in value on an individual investment basis. We assess, on a quarterly basis, significant declines in value which may be considered other-than-temporary and, if necessary, recognize and record the appropriate charge to write-down the carrying value of such investments. In making this assessment, we take into consideration qualitative and quantitative information, including but not limited to the following: the magnitude and duration of historical declines in market prices, credit rating activity, assessments of liquidity, public filings, and statements made by the issuer. We generally begin our identification of potential other-than-temporary impairments by reviewing any security with a fair value that has declined from its original or adjusted cost basis by 25% or more for six or more consecutive months. We then evaluate the individual security based on the previously identified factors to determine the amount of the write-down, if any. For the three and nine months ended September 30, 2014 and 2013, other-than-temporary impairment charges were not significant.

Realized gains and losses on sales of securities are computed under the specific identification method. The following table presents gross realized gains and losses related to our investments.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2014	2013	2014	2013
Gross realized gains	$2,728	$1,797	$7,363	$7,252
Gross realized losses	$(41)	$(46)	$(144)	$(303)

As of September 30, 2014 and 2013, gross unrealized losses related to individual securities in a continuous loss position for 12 months or longer were not significant.

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

	Fair Value Measurements at September 30, 2014 Using
(In thousands)	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$9,861	$9,861	$—	$—

Available-for-sale securities
Deferred compensation plan assets	15,498	15,498	—	—
Available-for-sale debt securities
Corporate bonds	102,520	—	102,520	—
Municipal fixed-rate bonds	150,773	—	150,773	—
Municipal variable rate demand notes	18,000	—	18,000	—
Available-for-sale marketable equity securities
Marketable equity securities – technology industry	8,879	8,879	—	—
Marketable equity securities – other	26,902	26,902	—	—

Available-for-sale securities	322,572	51,279	271,293	—

Total	$332,433	$61,140	$271,293	$—

	Fair Value Measurements at December 31, 2013 Using
(In thousands)	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$3,949	$3,949	$—	$—

Available-for-sale securities
Deferred compensation plan assets	15,123	15,123	—	—
Available-for-sale debt securities
Corporate bonds	166,859	—	166,859	—
Municipal fixed-rate bonds	136,302	—	136,302	—
Municipal variable rate demand notes	8,310	—	8,310	—
Available-for-sale marketable equity securities
Marketable equity securities – technology industry	11,398	11,398	—	—
Marketable equity securities – other	27,054	27,054	—	—

Available-for-sale securities	365,046	53,575	311,471	—

Total	$368,995	$57,524	$311,471	$—

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

6. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We have certain customers and suppliers who are invoiced or pay in a non-functional currency. Changes in the monetary exchange rates may adversely affect our results of operations and financial condition. When appropriate, we enter into various derivative transactions to enhance our ability to manage the volatility relating to these typical business exposures. We do not hold or issue derivative instruments for trading or other speculative purposes. Our derivative instruments are recorded in the Consolidated Balance Sheets at their fair values. Our derivative instruments do not qualify for hedge accounting, and accordingly, all changes in the fair value of the instruments are recognized as other income (expense) in the Consolidated Statements of Income. The maximum contractual period for our derivatives is currently less than twelve months. Our derivative instruments are not subject to master netting arrangements and are not offset in the Consolidated Balance Sheets.

As of September 30, 2014, we had forward contracts outstanding with notional amounts totaling €20.1 million ($25.4 million), which mature through 2014.

The fair values of our derivative instruments recorded in the Consolidated Balance Sheet as of September 30, 2014 and December 31, 2013 were as follows:

	Balance Sheet	September 30,	December 31,
(In thousands)	Location	2014	2013
Derivatives Not Designated as Hedging Instruments (Level 2):
Foreign exchange contracts – asset derivatives	Other receivables	$99	$18
Foreign exchange contracts – liability derivatives	Accounts payable	$(22)	$(15)

The change in the fair values of our derivative instruments recorded in the Consolidated Statements of Income during the three and nine months ended September 30, 2014 were as follows:

		Three Months Ended		Nine Months Ended
	Income Statement	September 30,		September 30,
(In thousands)	Location	2014	2013	2014	2013
Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	Other income (expense)	$(191)	$52	$(739)	$(34)

7. INVENTORY

At September 30, 2014 and December 31, 2013, inventory consisted of the following:

	September 30,	December 31,
(In thousands)	2014	2013
Raw materials	$37,856	$44,093
Work in process	3,920	3,484
Finished goods	45,103	42,534

Total	$86,879	$90,111

We establish reserves for estimated excess, obsolete, or unmarketable inventory equal to the difference between the cost of the inventory and the estimated fair value of the inventory based upon assumptions about future demand and market conditions. At September 30, 2014 and December 31, 2013, raw materials reserves totaled $17.1 million and $16.9 million, respectively, and finished goods inventory reserves totaled $6.3 million and $6.1 million, respectively.

8. GOODWILL AND INTANGIBLE ASSETS

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

Intangible assets are included in other assets in the accompanying Consolidated Balance Sheets and include intangibles acquired in conjunction with our acquisitions of Objectworld Communications Corporation on September 15, 2009, Bluesocket, Inc. on August 4, 2011, and the NSN BBA business on May 4, 2012.

The following table presents our intangible assets as of September 30, 2014 and December 31, 2013:

(In thousands)	September 30, 2014			December 31, 2013
	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Customer relationships	$6,515	$(2,013)	$4,502	$6,996	$(1,555)	$5,441
Developed technology	6,127	(3,374)	2,753	6,537	(2,692)	3,845
Intellectual property	2,340	(1,436)	904	2,340	(1,185)	1,155
Trade names	270	(190)	80	270	(145)	125
Other	13	(10)	3	14	(8)	6

Total	$15,265	$(7,023)	$8,242	$16,157	$(5,585)	$10,572

Amortization expense, all of which relates to business acquisitions, was $0.6 million for the three months ended September 30, 2014 and 2013, and $1.7 million and $1.8 million for the nine months ended September 30, 2014 and 2013, respectively.

As of September 30, 2014, the estimated future amortization expense of our intangible assets is as follows:

(In thousands)	Amount
Remainder of 2014	$548
2015	2,071
2016	1,800
2017	1,235
2018	748
Thereafter	1,840

Total	$8,242

9. STOCKHOLDERS’ EQUITY

A summary of the changes in stockholders’ equity for the nine months ended September 30, 2014 is as follows:

(In thousands)	Stockholders’ Equity
Balance, December 31, 2013	$604,606
Net income	35,328
Dividend payments	(15,060)
Dividends accrued for unvested restricted stock units	1
Net unrealized gains (losses) on available-for-sale securities (net of tax)	(2,850)
Foreign currency translation adjustment	(2,182)
Proceeds from stock option exercises	2,311
Purchase of treasury stock	(62,144)
Income tax benefit from exercise of stock options	71
Stock-based compensation expense	6,296

Balance, September 30, 2014	$566,377

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

During the nine months ended September 30, 2014, we repurchased 2.7 million shares of our common stock at an average price of $22.68 per share. We currently have the authority to purchase an additional 5.7 million shares of our common stock under the current plans approved by the Board of Directors.

Stock Option Exercises

We issued 0.1 million shares of treasury stock during the nine months ended September 30, 2014 to accommodate employee stock option exercises. The stock options had exercise prices ranging from $15.29 to $23.46. We received proceeds totaling $2.3 million from the exercise of these stock options during the nine months ended September 30, 2014.

Dividend Payments

During the nine months ended September 30, 2014, we paid cash dividends as follows (in thousands except per share amounts):

Record Date	Payment Date	Per Share Amount	Total Dividend Paid
February 6, 2014	February 20, 2014	$0.09	$5,102
May 1, 2014	May 15, 2014	$0.09	$5,035
July 31, 2014	August 14, 2014	$0.09	$4,923

Other Comprehensive Income

Other comprehensive income consists of unrealized gains (losses) on available-for-sale securities, reclassification adjustments for amounts included in net income related to impairments of available-for-sale securities and realized gains (losses) on available-for-sale securities, defined benefit plan adjustments and foreign currency translation adjustments.

The following tables present changes in accumulated other comprehensive income, net of tax, by component for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014
(In thousands)	Unrealized Gains (Losses) on Available- for-Sale Securities	Defined Benefit Plan Adjustments	Foreign Currency Adjustments	Total
Beginning balance	$11,035	$(891)	$1,293	$11,437
Other comprehensive income (loss) before reclassifications	(1,602)	—	(2,568)	(4,170)
Amounts reclassified from accumulated other comprehensive income	(1,546)	—	—	(1,546)

Net current period other comprehensive income(loss)	(3,148)	—	(2,568)	(5,716)

Ending balance	$7,887	$(891)	$(1,275)	$5,721

	Three Months Ended September 30, 2013
(In thousands)	Unrealized Gains (Losses) on Available- for-Sale Securities	Defined Benefit Plan Adjustments	Foreign Currency Adjustments	Total
Beginning balance	$6,766	$(1,952)	$1,722	$6,536
Other comprehensive income (loss) before reclassifications	3,522	—	(108)	3,414
Amounts reclassified from accumulated other comprehensive income	(960)	—	—	(960)

Net current period other comprehensive income(loss)	2,562	—	(108)	2,454

Ending balance	$9,328	$(1,952)	$1,614	$8,990

The following tables present changes in accumulated other comprehensive income, net of tax, by component for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30, 2014
(In thousands)	Unrealized Gains (Losses) on Available- for-Sale Securities	Defined Benefit Plan Adjustments	Foreign Currency Adjustments	Total
Beginning balance	$10,737	$(891)	$907	$10,753
Other comprehensive income (loss) before reclassifications	1,316	—	(2,182)	(866)
Amounts reclassified from accumulated other comprehensive income	(4,166)	—	—	(4,166)

Net current period other comprehensive income(loss)	(2,850)	—	(2,182)	(5,032)

Ending balance	$7,887	$(891)	$(1,275)	$5,721

	Nine Months Ended September 30, 2013
(In thousands)	Unrealized Gains (Losses) on Available- for-Sale Securities	Defined Benefit Plan Adjustments	Foreign Currency Adjustments	Total
Beginning balance	$10,108	$(1,952)	$3,112	$11,268
Other comprehensive income (loss) before reclassifications	3,174	—	(1,498)	1,676
Amounts reclassified from accumulated other comprehensive income	(3,954)	—	—	(3,954)

Net current period other comprehensive income(loss)	(780)	—	(1,498)	(2,278)

Ending balance	$9,328	$(1,952)	$1,614	$8,990

The following tables present the details of reclassifications out of accumulated other comprehensive income for the three months ended September 30, 2014 and 2013:

(In thousands)	Three Months Ended September 30, 2014
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income Is Presented
Unrealized gains (losses) on available-for-sale securities:
Net realized gain on sales of securities	$2,565	Net realized investment gain
Impairment expense	(30)	Net realized investment gain

Total reclassifications for the period, before tax	2,535
Tax (expense) benefit	(989)

Total reclassifications for the period, net of tax	$1,546

(In thousands)	Three Months Ended September 30, 2013
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income Is Presented
Unrealized gains (losses) on available-for-sale securities:
Net realized gain on sales of securities	$1,583	Net realized investment gain
Impairment expense	(9)	Net realized investment gain

Total reclassifications for the period, before tax	1,574
Tax (expense) benefit	(614)

Total reclassifications for the period, net of tax	$960

The following tables present the details of reclassifications out of accumulated other comprehensive income for the nine months ended September 30, 2014 and 2013:

(In thousands)	Nine Months Ended September 30, 2014
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income Is Presented
Unrealized gains (losses) on available-for-sale securities:
Net realized gain on sales of securities	$6,895	Net realized investment gain
Impairment expense	(64)	Net realized investment gain

Total reclassifications for the period, before tax	6,831
Tax (expense) benefit	(2,665)

Total reclassifications for the period, net of tax	$4,166

(In thousands)	Nine Months Ended September 30, 2013
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income Is Presented
Unrealized gains (losses) on available-for-sale securities:
Net realized gain on sales of securities	$6,496	Net realized investment gain
Impairment expense	(13)	Net realized investment gain

Total reclassifications for the period, before tax	6,483
Tax (expense) benefit	(2,529)

Total reclassifications for the period, net of tax	$3,954

The following table presents the tax effects related to the change in each component of other comprehensive income for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount
Unrealized gains (losses) on available-for-sale securities	$(2,626)	$1,024	$(1,602)	$5,774	$(2,252)	$3,522
Reclassification adjustment for amounts included in net income	(2,535)	989	(1,546)	(1,574)	614	(960)
Foreign currency translation adjustment	(2,568)	—	(2,568)	(108)	—	(108)

Total Other Comprehensive Income (Loss)	$(7,729)	$2,013	$(5,716)	$4,092	$(1,638)	$2,454

The following table presents the tax effects related to the change in each component of other comprehensive income for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount
Unrealized gains (losses) on available-for-sale securities	$2,157	$(841)	$1,316	$5,203	$(2,029)	$3,174
Reclassification adjustment for amounts included in net income	(6,831)	2,665	(4,166)	(6,483)	2,529	(3,954)
Foreign currency translation adjustment	(2,182)	—	(2,182)	(1,498)	—	(1,498)

Total Other Comprehensive Income (Loss)	$(6,856)	$1,824	$(5,032)	$(2,778)	$500	$(2,278)

10. EARNINGS PER SHARE

A summary of the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2014 and 2013 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2014	2013	2014	2013
Numerator
Net income	$11,326	$16,205	$35,328	$33,954

Denominator
Weighted average number of shares – basic	54,521	57,947	55,552	59,561
Effect of dilutive securities
Stock options	266	613	402	321
Restricted stock and restricted stock units	37	57	22	47

Weighted average number of shares – diluted	54,824	58,617	55,976	59,929

Net income per share – basic	$0.21	$0.28	$0.64	$0.57
Net income per share – diluted	$0.21	$0.28	$0.63	$0.57

Anti-dilutive options to purchase common stock outstanding were excluded from the above calculations. Anti-dilutive options totaled 4.5 million and 2.5 million for the three months ended September 30, 2014 and 2013, respectively, and 3.1 million and 3.3 million for the nine months ended September 30, 2014 and 2013, respectively.

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

The following tables present information about the reported sales and gross profit of our reportable segments for the three and nine months ended September 30, 2014 and 2013. Asset information by reportable segment is not reported, since we do not produce such information internally.

	Three Months Ended
	September 30, 2014		September 30, 2013
(In thousands)	Sales	Gross Profit	Sales	Gross Profit
Carrier Networks	$132,972	$61,687	$141,278	$63,066
Enterprise Networks	29,920	16,570	36,126	19,481

Total	$162,892	$78,257	$177,404	$82,547

	Nine Months Ended
	September 30, 2014		September 30, 2013
(In thousands)	Sales	Gross Profit	Sales	Gross Profit
Carrier Networks	$394,589	$191,093	$374,498	$172,570
Enterprise Networks	91,436	51,751	108,152	59,452

Total	$486,025	$242,844	$482,650	$232,022

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

Business Networking products provide access to communication services and facilitate the delivery of cloud connectivity and enterprise communications to distributed enterprises and small and medium-sized businesses. This category includes the following product areas and related services:

•	Internetworking products

•	Total Access IP Business Gateways

•	Optical Network Terminals (ONTs)

•	Bluesocket® virtual Wireless LAN (vWLAN®)

•	NetVanta®

-	Multiservice Routers

-	Managed Ethernet Switches

-	IP Business Gateways

-	Unified Communications (UC) solutions

-	Carrier Ethernet Network Terminating Equipment (NTE)

•	Network Management Solutions

•	Integrated Access Devices (IADs)

Loop Access products are used by carrier and enterprise customers for access to copper-based communications networks. This category includes the following product areas and related services:

•	High bit-rate Digital Subscriber Line (HDSL) products

•	Digital Data Service (DDS)

•	Integrated Services Digital Network (ISDN) products

•	T1/E1/T3 Channel Service Units/Data Service Units (CSUs/DSUs)

•	TRACER fixed-wireless products

The table below presents sales information by product category for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2014	2013	2014	2013
Carrier Systems	$113,950	$120,778	$342,327	$319,119
Business Networking	39,746	44,213	119,634	127,668
Loop Access	9,196	12,413	24,064	35,863

Total	$162,892	$177,404	$486,025	$482,650

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

The table below presents subcategory revenues for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2014	2013	2014	2013
Core Products
Broadband Access (included in Carrier Systems)	$96,084	$98,132	$285,920	$251,994
Optical (included in Carrier Systems)	13,686	16,640	42,308	41,500
Internetworking (included in Business Networking)	38,630	43,329	116,562	124,163

Subtotal	148,400	158,101	444,790	417,657
Legacy Products
HDSL (does not include T1) (included in Loop Access)	8,400	11,487	22,075	33,183
Other products (excluding HDSL)	6,092	7,816	19,160	31,810

Subtotal	14,492	19,303	41,235	64,993

Total	$162,892	$177,404	$486,025	$482,650

12. LIABILITY FOR WARRANTY RETURNS

Our products generally include warranties of 90 days to ten years for product defects. We accrue for warranty returns at the time revenue is recognized based on our estimate of the cost to repair or replace the defective products. We engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers. Our products continue to become more complex in both size and functionality as many of our product offerings migrate from line card applications to systems products. The increasing complexity of our products will cause warranty incidences, when they arise, to be more costly. Our estimates regarding future warranty obligations may change due to product failure rates, material usage, and other rework costs incurred in correcting a product failure. In addition, from time to time, specific warranty accruals may be recorded if unforeseen problems arise. Should our actual experience relative to these factors be worse than our estimates, we will be required to record additional warranty expense. Alternatively, if we provide for more reserves than we require, we will reverse a portion of such provisions in future periods. The liability for warranty obligations totaled $8.6 million at September 30, 2014 and $9.0 million at December 31, 2013. The decrease from December 31, 2013 to September 30, 2014 includes a $1.5 million decrease related to the settlement of an outstanding warranty claim, which corresponds to a reduction in Other Receivables. These liabilities are included in accrued expenses in the accompanying Consolidated Balance Sheets.

A summary of warranty expense and write-off activity for the nine months ended September 30, 2014 and 2013 is as follows:

	Nine Months Ended
	September 30,
(In thousands)	2014	2013
Balance at beginning of period	$8,977	$9,653
Plus: Amounts charged to cost and expenses	2,770	2,078
Less: Deductions	(3,099)	(3,120)

Balance at end of period	$8,648	$8,611

Deductions for the nine months ended September 30, 2014 include a $1.5 million reduction that relates to the settlement of an outstanding warranty claim, which corresponds to a reduction in Other Receivables.

13. RELATED PARTY TRANSACTIONS

We employ the law firm of our director emeritus for legal services. All bills for services rendered by this firm are reviewed and approved by our Chief Financial Officer. We believe that the fees for such services are comparable to those charged by other firms for services rendered to us. The services of our director emeritus ended with his death on September 7, 2014. We incurred fees of $10 thousand and $30 thousand for the three months ended September 30, 2014 and 2013, respectively, and $70 thousand and $90 thousand for the nine months ended September 30, 2014 and 2013, respectively, for these legal services.

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

We have committed to invest up to an aggregate of $7.9 million in two private equity funds, and we have contributed $8.4 million as of September 30, 2014, of which $7.7 million has been applied to these commitments.

15. SUBSEQUENT EVENTS

On October 14, 2014, we announced that our Board of Directors declared a quarterly cash dividend of $0.09 per common share to be paid to stockholders of record at the close of business on October 30, 2014. The payment date will be November 13, 2014. The quarterly dividend payment will be approximately $4.9 million. In July 2003, our Board of Directors elected to begin declaring quarterly dividends on our common stock considering the tax treatment of dividends and adequate levels of Company liquidity.

During the fourth quarter and as of November 5, 2014, we have repurchased 0.2 million shares of our common stock through open market purchases at an average cost of $20.47 per share. We currently have the authority to purchase an additional 5.5 million shares of our common stock under the current plan approved by the Board of Directors.

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

Business Networking products provide access to communication services and facilitate the delivery of cloud connectivity and enterprise communications to distributed enterprises and small and medium-sized businesses. This category includes the following product areas and related services:

•	Internetworking products

•	Total Access IP Business Gateways

•	Optical Network Terminals (ONTs)

•	Bluesocket® virtual Wireless LAN (vWLAN®)

•	NetVanta®

-	Multiservice Routers

-	Managed Ethernet Switches

-	IP Business Gateways

-	Unified Communications (UC) solutions

-	Carrier Ethernet Network Terminating Equipment (NTE)

•	Network Management Solutions

•	Integrated Access Devices (IADs)

Loop Access products are used by carrier and enterprise customers for access to copper-based communications networks. This category includes the following product areas and related services:

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

Sales were $162.9 million and $486.0 million for the three and nine months ended September 30, 2014 compared to $177.4 million and $482.7 million for the three and nine months ended September 30, 2013. Product revenues for our three core areas, Broadband Access, Optical and Internetworking, were $148.4 million and $444.8 million for the three and nine months ended September 30, 2014 compared to $158.1 million and $417.7 million for the three and nine months ended September 30, 2013. Our gross margin increased to 48.0% and 50.0% for the three and nine months ended September 30, 2014 from 46.5% and 48.1% for the three and nine months ended September 30, 2013. Our operating income margin decreased to 7.7% for the three months ended September 30, 2014 from 9.7% for the three months ended September 30, 2013, and increased to 8.9% for the nine months ended September 30, 2014 from 7.8% for the nine months ended September 30, 2013. Net income was $11.3 million and $35.3 million for the three and nine months ended September 30, 2014 compared to $16.2 million and $34.0 million for the three and nine months ended September 30, 2013. Our effective tax rate increased to 24.8% for the three months ended September 30, 2014 from 18.9% for the three months ended September 30, 2013 and increased to 31.5% for the nine months ended September 30, 2014 from 27.0% for the nine months ended September 30, 2013. Earnings per share, assuming dilution, were $0.21 and $0.63 for the three and nine months ended September 30, 2014 compared to $0.28 and $0.57 for the three and nine months ended September 30, 2013.

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

RESULTS OF OPERATIONS – THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013

SALES

ADTRAN’s sales decreased 8.2% from $177.4 million in the three months ended September 30, 2013 to $162.9 million in the three months ended September 30, 2014, and increased 0.7% from $482.7 million in the nine months ended September 30, 2013 to $486.0 million in the nine months ended September 30, 2014. The decrease in sales for the three months ended September 30, 2014 is primarily attributable to a $4.7 million decrease in sales of our Internetworking products, a $3.0 million decrease in sales of our Optical products, a $2.0 million decrease in sales of our Broadband Access products, and a $4.8 million decrease in sales of our HDSL and other legacy products. The increase in sales for the nine months ended September 30, 2014 is primarily attributable to a $33.9 million increase in sales of our Broadband Access products, partially offset by a $23.8 million decrease in sales of our HDSL and other legacy products and a $7.6 million decrease in sales of our Internetworking products.

Carrier Networks sales decreased 5.9% from $141.3 million in the three months ended September 30, 2013 to $133.0 million in the three months ended September 30, 2014, and increased 5.4% from $374.5 million in the nine months ended September 30, 2013 to $394.6 million in the nine months ended September 30, 2014. The decrease in sales for the three months ended September 30, 2014 is primarily attributable to decreases in sales of our Broadband Access products, Optical products, and HDSL and other legacy products, partially offset by an increase in sales of our Internetworking products. The decrease in sales of our Broadband Access products for the three months ended September 30, 2014 is primarily attributable to lower international sales, partially offset by an increase in our domestic carrier business. The decrease in sales of our Optical products for the three months ended September 30, 2014 is primarily attributable to lower international sales, partially offset by higher domestic sales. The decrease in sales of HDSL and other legacy products for the three months ended September 30, 2014 has been expected as customers continue to upgrade their networks to deliver higher bandwidth services by migrating to newer technologies, including to our core products from our Broadband Access, Internetworking and Optical product lines. While we expect that revenues from HDSL and our other legacy products will continue to decline over time, these revenues may continue for years because of the time required for our customers to transition to newer technologies. The increase in sales of our Internetworking products for the three months ended September 30, 2014 is primarily attributable to increases in FTTP ONT sales to carriers.

The increase in sales for the nine months ended September 30, 2014 is primarily attributable to increases in sales of our Broadband Access products, Internetworking products, and Optical products, partially offset by decreases in sales of our HDSL and other legacy products. The increase in sales of our Broadband Access products for the nine months ended September 30, 2014 is primarily attributable to an increase in hiX product sales. The increase in sales of our Internetworking products for the nine months ended September 30, 2014 is primarily attributable to increases in Carrier Ethernet sales and FTTP ONT sales to carriers. The increase in sales of our Optical products for the nine months ended September 30, 2014 is primarily attributable to increased sales of Optical products for broadband access and increased sales of our OPTI-6100 products to a domestic tier 1 carrier for Ethernet services to enterprises and wireless backhaul that occurred during the first quarter. The decrease in sales of HDSL and other legacy products for the nine months ended September 30, 2014 was expected and discussed further above.

Enterprise Networks sales decreased 17.2% from $36.1 million in the three months ended September 30, 2013 to $29.9 million in the three months ended September 30, 2014, and decreased 15.5% from $108.2 million in the nine months ended September 30, 2013 to $91.4 million in the nine months ended September 30, 2014. The decrease in sales for the three and nine months ended September 30, 2014 is primarily attributable to decreases in sales of our Internetworking products and sales of our legacy products. The decrease in sales of our Internetworking products for this division was attributable to softer demand and an inventory reduction, primarily at two distribution partners. The decrease in legacy products was expected and discussed further above. Internetworking product sales attributable to Enterprise Networks were 93.4% and 94.2% of the division’s sales in the three and nine months ended September 30, 2014, compared to 93.7% in the three and nine months ended September 30, 2013. Legacy products primarily comprise the remainder of Enterprise Networks sales. Enterprise Networks sales as a percentage of total sales decreased from 20.4% and 22.4% for the three and nine months ended September 30, 2013 to 18.4% and 18.8% for the three and nine months ended September 30, 2014.

International sales, which are included in the Carrier Networks and Enterprise Networks amounts discussed above, increased 0.1% from $64.2 million in the three months ended September 30, 2013 to $64.3 million in the three months ended September 30, 2014, and increased 47.7% from $133.8 million in the nine months ended September 30, 2013 to $197.7 million in the nine months ended September 30, 2014. International sales, as a percentage of total sales, increased from 36.2% and 27.7% for the three and nine months ended September 30, 2013 to 39.5% and 40.7% for the three and nine months ended September 30, 2014. International sales increased in the three months ended September 30, 2014 compared to the three months ended September 30, 2013 primarily due to an increase in sales in Latin America, partially offset by a decrease in sales in the Asia-Pacific region. International sales increased in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily due to an increase in hiX product sales in the EMEA region and an increase in sales in Latin America, partially offset by a decrease in sales in the Asia-Pacific region.

Carrier System product sales decreased $6.8 million in the three months ended September 30, 2014 compared to the three months ended September 30, 2013, and increased $23.2 million in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The decrease for the three months ended September 30, 2014 is primarily attributable to a $3.0 million decrease in Optical product sales, a $2.0 million decrease in Broadband Access product sales, and a $1.8 million decrease in sales of our legacy products. The increase for the nine months ended September 30, 2014 is primarily attributable to a $33.9 million increase in Broadband Access product sales, partially offset by an $11.5 million decrease in sales of our legacy products. The changes for the three and nine months ended September 30, 2014 are primarily attributable to the factors discussed above.

Business Networking product sales decreased $4.5 million and $8.0 million in the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013. The decrease for the three and nine months ended September 30, 2014 is primarily due to a $4.7 million and a $7.6 million decrease, respectively, in Internetworking product sales. The decreases for the three and nine months ended September 30, 2014 are primarily attributable to the factors discussed above.

Loop Access product sales decreased $3.2 million and $11.8 million in the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013. The decrease for the three and nine months ended September 30, 2014 is primarily due to a $3.1 million and an $11.1 million decrease, respectively, in HDSL product sales, which is discussed further above.

COST OF SALES

As a percentage of sales, cost of sales decreased from 53.5% in the three months ended September 30, 2013 to 52.0% in the three months ended September 30, 2014 and decreased from 51.9% in the nine months ended September 30, 2013 to 50.0% in the nine months ended September 30, 2014. The decrease for the three and nine months ended September 30, 2014 is primarily attributable to improving gross margins in our international business, partially offset by shifts in domestic customer mix and a higher services mix.

Carrier Networks cost of sales, as a percent of division sales, decreased from 55.4% in the three months ended September 30, 2013 to 53.6% in the three months ended September 30, 2014 and decreased from 53.9% in the nine months ended September 30, 2013 to 51.6% in the nine months ended September 30, 2014. The decrease for the three and nine months ended September 30, 2014 is primarily attributable to improving gross margins in our international business, partially offset by shifts in domestic customer mix and a higher services mix.

Enterprise Networks cost of sales, as a percent of division sales, decreased from 46.1% in the three months ended September 30, 2013 to 44.6% in the three months ended September 30, 2014 and decreased from 45.0% in the nine months ended September 30, 2013 to 43.4% in the nine months ended September 30, 2014. The decrease for the three and nine months ended September 30, 2014 is primarily attributable to shifts in customer mix and manufacturing cost reductions.

An important part of our strategy is to reduce the product cost of each succeeding product generation and then to lower the product’s price based on the cost savings achieved. This may cause variations in our gross profit percentage due to timing differences between the recognition of cost reductions and the lowering of product selling prices.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased 1.1% from $32.8 million in the three months ended September 30, 2013 to $32.4 million in the three months ended September 30, 2014 and increased 4.2% from $96.1 million in the nine months ended September 30, 2013 to $100.2 million in the nine months ended September 30, 2014. The decrease in selling, general and administrative expenses for the three months ended September 30, 2014 is primarily attributable to a decrease in compensation expense, partially offset by an increase in travel expenses and marketing expenses. The increase in selling, general and administrative expenses for the nine months ended September 30, 2014 is primarily attributable to increases in legal expenses, travel expenses and marketing expenses, partially offset by a decrease in compensation expense.

Selling, general and administrative expenses as a percentage of sales increased from 18.5% in the three months ended September 30, 2013 to 19.9% in the three months ended September 30, 2014 and increased from 19.9% in the nine months ended September 30, 2013 to 20.6% in the nine months ended September 30, 2014. Selling, general and administrative expenses as a percentage of sales may fluctuate whenever there is a significant fluctuation in revenues for the periods being compared.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased 2.4% from $32.5 million in the three months ended September 30, 2013 to $33.3 million in the three months ended September 30, 2014 and increased 1.5% from $98.1 million in the nine months ended September 30, 2013 to $99.5 million in the nine months ended September 30, 2014. The increase in research and development expenses for the three months ended September 30, 2014 is primarily related to increases in compensation costs and independent contractor expense. The increase in research and development expenses for the nine months ended September 30, 2014 is primarily related to increases in compensation costs and travel expenses, partially offset by a decrease in independent contractor expense.

As a percentage of sales, research and development expenses increased from 18.3% in the three months ended September 30, 2013 to 20.5% in the three months ended September 30, 2014 and increased from 20.3% in the nine months ended September 30, 2013 to 20.5% in the nine months ended September 30, 2014. Research and development expenses as a percentage of sales will fluctuate whenever there are incremental product development activities or a significant fluctuation in revenues for the periods being compared.

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

INTEREST AND DIVIDEND INCOME

Interest and dividend income decreased 37.2% from $1.6 million in the three months ended September 30, 2013 to $1.0 million in the three months ended September 30, 2014 and decreased 33.5% from $5.0 million in the nine months ended September 30, 2013 to $3.3 million in the nine months ended September 30, 2014. The decrease in interest and dividend income is primarily attributable to an $18.3 million reduction of restricted funds that serves as a collateral deposit against our taxable revenue bond during the first quarter and a reduction in the interest rate of that investment from 4.8% to 1.6% (see “Interest Expense” below for corresponding decrease in the interest rate of our taxable revenue bond). See “Liquidity and Capital Resources” below for additional information on our taxable revenue bond.

INTEREST EXPENSE

Interest expense, which is primarily related to our taxable revenue bond, decreased 74.2% from $0.6 million in the three months ended September 30, 2013 to $0.2 million in the three months ended September 30, 2014 and decreased 69.8% from $1.7 million in the nine months ended September 30, 2013 to $0.5 million in the nine months ended September 30, 2014. The decrease is primarily attributable to a $16.5 million principal payment made on our taxable revenue bond during the first quarter. In connection with this payment, we negotiated a reduction in the interest rate of that bond from 5.0% to 2.0%, and, as noted above, a reduction in the interest rate on the collateral supporting the bond. See “Liquidity and Capital Resources” below for additional information on our revenue bond.

NET REALIZED INVESTMENT GAIN

Net realized investment gain increased 53.5% from $1.8 million in the three months ended September 30, 2013 to $2.7 million in the three months ended September 30, 2014 and increased 3.9% from $6.9 million in the nine months ended September 30, 2013 to $7.2 million in the nine months ended September 30, 2014. The increase in realized investment gains for the three months ended September 30, 2014 is primarily attributable to higher gains from the sale of equity securities compared to the same period in 2013. The increase in realized investment gains for the nine months ended September 30, 2014 is primarily attributable to higher gains from the sale of equity securities during 2014. See “Investing Activities” in “Liquidity and Capital Resources” below for additional information.

OTHER INCOME (EXPENSE), NET

Other income (expense), net, comprised primarily of miscellaneous income, gains and losses on foreign currency transactions, investment account management fees, scrap raw material sales, and gains and losses on the disposal of property, plant and equipment occurring in the normal course of business, changed from $22 thousand of income in the three months ended September 30, 2013 to $1.0 million of expense in the three months ended September 30, 2014. The change in the three months ended September 30, 2014 is primarily attributable to losses on foreign currency transactions during the third quarter of 2014. Other income (expense) changed from $1.5 million of expense in the nine months ended September 30, 2013 to $1.6 million of expense in the nine months ended September 30, 2014. The change in the nine months ended September 30, 2014 is primarily attributable to losses on foreign currency transactions.

INCOME TAXES

Our effective tax rate increased from 27.0% in the nine months ended September 30, 2013 to 31.5% in the nine months ended September 30, 2014. The increase in the effective tax rate between the two periods is primarily attributable to the net effect of the exclusion of a benefit for the research tax credit, which expired on December 31, 2013, partially offset by the release of a valuation allowance attributable to a foreign subsidiary in 2014.

NET INCOME

As a result of the above factors, net income decreased $4.9 million from $16.2 million in the three months ended September 30, 2013 to $11.3 million in the three months ended September 30, 2014 and increased $1.4 million from $34.0 million in the nine months ended September 30, 2013 to $35.3 million in the nine months ended September 30, 2014.

As a percentage of sales, net income decreased from 9.1% in the three months ended September 30, 2013 to 7.0% in the three months ended September 30, 2014 and increased from 7.0% in the nine months ended September 30, 2013 to 7.3% in the nine months ended September 30, 2014.

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

At September 30, 2014, cash on hand was $58.4 million and short-term investments were $55.6 million, which resulted in available short-term liquidity of $114.0 million. At December 31, 2013, our cash on hand of $58.3 million and short-term investments of $105.8 million resulted in available short-term liquidity of $164.1 million. The decrease in short-term liquidity from December 31, 2013 to September 30, 2014 primarily reflects funds used for equipment acquisitions, payments on long-term debt, share repurchases and dividends, partially offset by funds provided by our operating activities and stock option exercises by our employees.

Operating Activities

Our working capital, which consists of current assets less current liabilities, decreased 16.4% from $277.3 million as of December 31, 2013 to $231.8 million as of September 30, 2014. The quick ratio, defined as cash, cash equivalents, short-term investments, and net accounts receivable, divided by current liabilities, decreased from 2.44 as of December 31, 2013 to 1.82 as of September 30, 2014. The current ratio, defined as current assets divided by current liabilities, decreased from 3.71 as of December 31, 2013 to 2.98 as of September 30, 2014. The decreases in our working capital, quick ratio and current ratio are primarily attributable to a decrease in short-term investments and an increase in accrued wages and benefits and income tax payable, partially offset by an increase in accounts receivable and other receivables during the nine months ended September 30, 2014. Short-term investments were used to fund share repurchases during 2014.

Net accounts receivable increased 15.8% from $85.8 million at December 31, 2013 to $99.3 million at September 30, 2014. Our allowance for doubtful accounts was $130 thousand at December 31, 2013 and $116 thousand at September 30, 2014. Quarterly accounts receivable days sales outstanding (DSO) increased from 50 days as of December 31, 2013 to 56 days as of September 30, 2014. The change in net accounts receivable and DSO is due to changes in customer mix and the timing of sales and collections during the quarter. Certain international customers can have longer payment terms than U.S. customers. Other receivables increased from $18.2 million at December 31, 2013 to $27.3 million at September 30, 2014. The increase in other receivables is primarily attributable to the timing of filing returns and collections of VAT receivables in our international subsidiaries. Other receivables will also fluctuate due to the timing of shipments and collections for materials supplied to our contract manufacturers during the quarter.

Quarterly inventory turnover increased from 3.6 turns as of December 31, 2013 to 3.8 turns as of September 30, 2014. Inventory decreased 3.6% from December 31, 2013 to September 30, 2014. We expect inventory levels to fluctuate as we attempt to maintain sufficient inventory in response to seasonal cycles of our business ensuring competitive lead times while managing the risk of inventory obsolescence that may occur due to rapidly changing technology and customer demand.

Accounts payable increased 3.5% from $48.3 million at December 31, 2013 to $50.0 million at September 30, 2014. Accounts payable will fluctuate due to variations in the timing of the receipt of supplies, inventory and services and our subsequent payments for these purchases.

Investing Activities

Capital expenditures totaled approximately $8.2 million and $6.1 million for the nine months ended September 30, 2014 and 2013, respectively. These expenditures were primarily used to purchase manufacturing and test equipment and computer software and hardware.

Our combined short-term and long-term investments decreased $60.9 million from $415.0 million at December 31, 2013 to $354.1 million at September 30, 2014. This decrease reflects the impact of our cash needs for equipment acquisitions, payments on long-term debt, share repurchases, dividends, as well as net realized and unrealized losses and amortization of net premiums on our combined investments, partially offset by additional funds available for investment provided by our operating activities and stock option exercises by our employees.

We invest all available cash not required for immediate use in operations primarily in securities that we believe bear minimal risk of loss. At September 30, 2014 these investments included corporate bonds of $102.5 million, municipal fixed-rate bonds of $150.8 million, and municipal variable rate demand notes of $18.0 million. At December 31, 2013, these investments included corporate bonds of $166.9 million, municipal fixed-rate bonds of $136.3 million, and municipal variable rate demand notes of $8.3 million. As of September 30, 2014, our corporate bonds, municipal fixed-rate bonds, and municipal variable rate demand notes were classified as available-for-sale and had a combined duration of 1.0 years with an average credit rating of AA-. Because our bond portfolio has a high quality rating and contractual maturities of a short duration, we are able to obtain prices for these bonds derived from observable market inputs, or for similar securities traded in an active market, on a daily basis.

Our long-term investments decreased 3.5% from $309.2 million at December 31, 2013 to $298.5 million at September 30, 2014. Long-term investments at September 30, 2014 and December 31, 2013 included an investment in a certificate of deposit of $30.0 million and $48.3 million, respectively, which serves as collateral for our revenue bond, as discussed below. We have various equity investments included in long-term investments at a cost of $26.5 million and $24.7 million, and with a fair value of $35.8 million and $38.5 million, at September 30, 2014 and December 31, 2013, respectively.

Long-term investments at September 30, 2014 and December 31, 2013 also included $15.5 million and $15.1 million, respectively, related to our deferred compensation plans, and $1.6 million and $1.7 million, respectively, of other investments carried at cost, consisting of interests in two private equity funds and an investment in a privately held telecommunications equipment manufacturer.

We review our investment portfolio for potential “other-than-temporary” declines in value on an individual investment basis. We assess, on a quarterly basis, significant declines in value which may be considered other-than-temporary and, if necessary, recognize and record the appropriate charge to write-down the carrying value of such investments. In making this assessment, we take into consideration qualitative and quantitative information, including but not limited to the following: the magnitude and duration of historical declines in market prices, credit rating activity, assessments of liquidity, public filings, and statements made by the issuer. We generally begin our identification of potential other-than-temporary impairments by reviewing any security with a fair value that has declined from its original or adjusted cost basis by 25% or more for six or more consecutive months. We then evaluate the individual security based on the previously identified factors to determine the amount of the write-down, if any. For the three and nine months ended September 30, 2014 and 2013, other-than-temporary impairment charges were not significant.

Financing Activities

Dividends

In July 2003, our Board of Directors elected to begin declaring quarterly dividends on our common stock considering the tax treatment of dividends and adequate levels of Company liquidity. During the nine months ended September 30, 2014, we paid dividends totaling $15.1 million.

Debt

We have amounts outstanding under loans made pursuant to an Alabama State Industrial Development Authority revenue bond (the Bond) which totaled $30.0 million and $46.5 million at September 30, 2014 and December 31, 2013, respectively. At September 30, 2014, the estimated fair value of the Bond was approximately $29.8 million, based on a debt security with a comparable interest rate and maturity and a Standard & Poor’s credit rating of AAA. Included in long-term investments are restricted funds in the amount of $30.0 million and $48.3 million at September 30, 2014 and December 31, 2013, which is a collateral deposit against the principal amount of the Bond. We have the right to set-off the balance of the Bond with the collateral deposit in order to reduce the balance of the indebtedness. The Bond matures on January 1, 2020, and bears interest at the rate of 2% per annum. In conjunction with this program, we are eligible to receive certain economic incentives from the state of Alabama that reduce the amount of payroll withholdings we are required to remit to the state for those employment positions that qualify under this program. We are required to make payments in the amounts necessary to pay the interest on the amounts currently outstanding. During the first quarter of 2014, we made a principal payment on the Bond of $16.5 million.

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

During the nine months ended September 30, 2014, we repurchased 2.7 million shares of our common stock at an average price of $22.68 per share. We currently have the authority to purchase an additional 5.7 million shares of our common stock under the current plans approved by the Board of Directors.

Stock Option Exercises

To accommodate employee stock option exercises, we issued 0.1 million shares of treasury stock for $2.3 million during the nine months ended September 30, 2014. During the nine months ended September 30, 2013, we issued 0.1 million shares of treasury stock for $2.3 million.

Off-Balance Sheet Arrangements and Contractual Obligations

We do not have off-balance sheet financing arrangements and have not engaged in any related party transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources. During the nine months ended September 30, 2014, the only material change in contractual obligations and commercial commitments from those discussed in our most recent Annual Report on Form 10-K for the year ended December 31, 2013 filed on February 27, 2014 with the SEC was due to a $16.5 million principal payment on our taxable revenue bond.

We have committed to invest up to an aggregate of $7.9 million in two private equity funds, and we have contributed $8.4 million as of September 30, 2014, of which $7.7 million has been applied to these commitments.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates, foreign currency rates and prices of marketable equity and fixed-income securities. The primary objective of the large majority of our investment activities is to preserve principal while at the same time achieving appropriate yields without significantly increasing risk. To achieve this objective, a majority of our marketable securities are investment grade, municipal fixed-rate bonds, municipal variable rate demand notes and municipal money market instruments denominated in U.S. dollars. Our investment policy provides limitations for issuer concentration, which limits, at the time of purchase, the concentration in any one issuer to 5% of the market value of our total investment portfolio.

We maintain depository investments with certain financial institutions. Although these depository investments may exceed government insured depository limits, we have evaluated the credit worthiness of these financial institutions, and determined the risk of material financial loss due to exposure of such credit risk to be minimal. As of September 30, 2014, $56.6 million of our cash and cash equivalents, primarily certain domestic money market funds and foreign depository accounts, were in excess of government provided insured depository limits.

As of September 30, 2014, approximately $286.2 million of our cash and investments may be directly affected by changes in interest rates. We have performed a hypothetical sensitivity analysis assuming market interest rates increase or decrease by 50 basis points (bps) for an entire year, while all other variables remain constant. At September 30, 2014, we held $119.0 million of cash and investments where a change in interest rates would impact our interest income. A hypothetical 50 bps decline in interest rates as of September 30, 2014 would reduce annualized interest income on our cash and investments by approximately $0.5 million. In addition, we held $253.3 million of fixed-rate municipal bonds and corporate bonds whose fair values may be directly affected by a change in interest rates. A hypothetical 50 bps increase in interest rates as of September 30, 2014 would reduce the fair value of our municipal fixed-rate bonds and corporate bonds by approximately $1.2 million.

As of September 30, 2013, approximately $351.4 million of our cash and investments was subject to being directly affected by changes in interest rates. We have performed a hypothetical sensitivity analysis assuming market interest rates increase or decrease by 50 bps for the entire year, while all other variables remain constant. A hypothetical 50 bps decline in interest rates as of September 30, 2013 would have reduced annualized interest income on our cash, money market instruments and municipal variable rate demand notes by approximately $0.7 million. In addition, a hypothetical 50 bps increase in interest rates as of September 30, 2013 would have reduced the fair value of our municipal fixed-rate bonds and corporate bonds by approximately $1.5 million.

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

We have certain customers and suppliers who are invoiced or pay in a non-functional currency. Changes in the monetary exchange rates used to invoice such customers versus the functional currency of the entity billing such customers may adversely affect our results of operations and financial condition. To manage the volatility relating to these typical business exposures, we may enter into various derivative transactions, when appropriate. We do not hold or issue derivative instruments for trading or other speculative purposes. The Riyal is the predominant currency of the customers who are billed in their local currency. Taking into account the effects of foreign currency fluctuations of the Riyal versus the Euro, a hypothetical 10% weakening of the Euro as of September 30, 2014 would provide a gain on foreign currency of approximately $0.1 million. Conversely, a hypothetical 10% strengthening of the Euro as of September 30, 2014 would provide a loss on foreign currency of approximately $0.1 million. Any gain or loss would be significantly mitigated by the forward contracts discussed in the following paragraph.

As of September 30, 2014, we had no material contracts, other than accounts receivable, accounts payable, and loans to a subsidiary, denominated in foreign currencies. As of September 30, 2014, we had forward contracts outstanding with notional amounts totaling €20.1 million ($25.4 million), which mature at various times throughout 2014. The fair value of these forward contracts was a net asset of approximately $0.1 million as of September 30, 2014.

For further information about the fair value of our available-for-sale investments and our derivative and hedging activities as of September 30, 2014, see Notes 5 and 6 of Notes to Consolidated Financial Statements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth repurchases of our common stock for the months indicated:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2014 – July 31, 2014	—	—	—	6,126,187
August 1, 2014 – August 31, 2014	404,470	$22.38	404,470	5,721,717
September 1, 2014 – September 30, 2014	—	—	—	5,721,717

Total	404,470		404,470

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

ADTRAN, Inc.
(Registrant)

Date: November 5, 2014	/s/ James E. Matthews
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