Form 10-K
period 2014-12-31
ADTRAN INC
filed 2015-02-24
CIK 926282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant on June 30, 2014 was $1,228,547,070 based on a closing market price of $22.56 as quoted on the NASDAQ Global Select Market. There were 53,440,375 shares of common stock outstanding as of February 9, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 2015 are incorporated herein by reference in Part III.

ADTRAN, Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2014

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

Products and Services

We maintain two operating divisions based on our product and service offerings: the Carrier Networks Division and the Enterprise Networks Division. These divisions serve two distinct markets and support sales globally, operating as two reportable segments. In 2014, sales of Carrier Networks products accounted for 81.0% of total revenue, while sales of Enterprise Networks products accounted for 19.0% of total revenue. Sales to countries outside of the United States are included in these aggregate divisional figures, but when accounted for separately, comprised 39.5% of total revenue. For more financial information about these divisions and geographic areas, see Note 12 to the Consolidated Financial Statements included in this report.

Our Carrier Networks Division offers broadband and optical infrastructure products and services used by service providers to aggregate, transport, and deliver voice, data, and video services to their customers’ premises and mobile network cell sites. These products are typically located in central office exchanges or outside plant cabinets, infrastructure locations for business services and mobile backhaul networks, and residential and business premises. Our Enterprise Networks Division provides cloud connectivity solutions, such as IP business gateways and access routers, which provide business access to service provider networks, and enterprise communications solutions, which enable businesses to construct voice, data and video networks at a single customer premises or among a distributed enterprise’s multiple sites. These products are sold through service providers in the form of bundled business services and solutions resale and through value-added resellers (VARs).

Both ADTRAN divisions are positioned with product and service offerings that compete in the global communications industry, specifically, in the areas of Ethernet and Internet Protocol (IP) based networks, as service providers and enterprises continue to transition to an all IP-based network to cost-effectively deliver and scale higher-bandwidth video and data services. Service providers are also planning to ubiquitously offer services up to 1 Gigabit and higher in a cost effective manner. To that end, we have strengthened our technologies in our core product areas: Broadband Access, Optical, and Internetworking.

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

Broadband Access Infrastructure for Advanced Services

Historically, service providers have deployed independent networks to meet the needs of their residential, enterprise, and mobile backhaul customers, with each network developed for their specific needs. As a result, the current state of communications operators’ networks is comprised of disparate overlay networks. Today, service providers are being challenged to deliver Gigabit-ready residential services, high-bandwidth and widely available cloud connectivity services for enterprise customers and scalable Ethernet and optical networking for mobile backhaul and data center connectivity, requiring varying service level agreements (SLAs) and simplified service automation requirements. In response to this demand, we are seeing a fundamental shift toward IP network convergence. Communications service providers have four fundamental network priorities: (1) high-capacity residential services, (2) enterprise services, (3) the expansion of fourth-generation mobile/Long Term Evolution (4G/LTE) and carrier-based Wi-Fi networks, and (4) data center connectivity for cloud services.

Communication network operators are working to transition their networks to a single all-fiber, cloud-controlled and software defined future state for ubiquitous converged service delivery. Service providers plan to support the full range of residential, enterprise, and mobile backhaul services over a common, next-generation network capable of supporting each segment’s advanced service management. It is becoming impractical to continue the proliferation of separate overlay networks to address each of these market segment needs. We believe that we are positioned to deliver flexible network solutions that enable network operators to meet today’s service demands, while enabling the transition to a fully converged, scalable, highly automated, cloud-controlled voice, data and video networks of the future.

Our three major product categories are Carrier Systems, Business Networking, and Loop Access.

Carrier Systems products are used by communications service providers to provide data, voice, and video services to consumers and enterprises. This category includes the following product areas and related services:

•	Broadband Access

•	Total Access® 5000 Series of Multi-Service Access Node (MSAN)

•	hiX 5600 Series of MSANs

•	Total Access 1100/1200 Series of Fiber to the Node (FTTN) products

•	hiX 1100 Series of Fiber to the Node (FTTN) products

•	VDSL2 Vectoring based Digital Subscriber Line Access Multiplexer (DSLAM) products

•	ADTRAN 500 Series of FTTdp G.fast Distribution Point Units (DPU)

•	Optical

•	Optical Networking Edge (ONE)

•	NetVanta 8000 Series of Fiber Ethernet Access Devices (EAD)

•	NetVanta 8400 Series of 10Gig Multi-service Edge Switches

•	OPTI-6100 and Total Access 3000 optical Multi-Service Provisioning Platforms (MSPP)

•	Pluggable Optical Products, including SFP, XFP, and SFP+

•	Time Division Multiplexed (TDM) systems

Business Networking products provide access to communication services and facilitate the delivery of cloud connectivity and enterprise communications to the small and mid-sized enterprise (SME) market. This category includes the following product areas and related services:

•	Internetworking products

•	Total Access IP Business Gateways

•	Optical Network Terminals (ONTs)

•	Bluesocket® virtual Wireless LAN (vWLAN®)

•	NetVanta®

•	Access Routers

•	Enterprise Session Border Controllers (eSBC)

•	Managed Ethernet Switches

•	IP Business Gateways

•	Unified Communications (UC) solutions

•	Carrier Ethernet Network Terminating Equipment (NTE)

•	Carrier Ethernet Routers and Gateways

•	Network Management Solutions

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

Carrier Networks Division

Carrier service providers are focused on accelerating the delivery of broadband, business and mobile revenue-generating services while streamlining and automating their network. We deliver flexible next-generation access products that enable service providers to reduce network costs and speed the delivery of services to connect greater numbers of customers at higher speeds and with better quality of experience, allowing for new revenue generation and decreased customer churn. Our Carrier Networks Division supplies the network access products, services and support that these service providers require to connect their customers to core transmission and switching networks. Specifically, we deliver broadband solutions that enable high-speed digital services. Our customer base includes many of the major service providers around the globe, including Incumbent Local Exchange Carriers (ILECs), Public Telephone and Telegraph companies (PTT), Competitive Local Exchange Carriers (CLECs), and Cable Multi-service Operators (MSOs), as well as many U.S.-based independent operating companies, utilities, municipalities and wireless service providers. We initially focused on opportunities in North America, but we have significantly increased our customer penetration in the Europe, Middle East and Africa (EMEA) region, Latin America, as well as other regions of the world. This was aided by our 2012 acquisition of Nokia Siemens Networks Broadband Access business.

Carrier services enabled using our Ethernet-based systems include traditional voice services, VoIP, IPTV, RF Video, high-speed Internet access, mobile broadband and data services based on Ethernet, frame relay, TDM and ATM technologies. These services connect the network with user components such as switches, routers, gateways, PBXs and wireless LAN products. Our devices are deployed at business sites and enable carriers to provide Ethernet services to SMEs and distributed enterprises. Our solutions provide a complete end-to-end solution for carriers by supporting both new fiber-based infrastructure and enabling them to reuse their existing copper infrastructure. This lowers their overall cost to deploy advanced Ethernet services.

Products marketed under the Total Access® and hiX® brands are platforms that can accommodate the demand for a variety of high-speed Internet, voice, data and video services from businesses and residential customers. Our Total Access product portfolio is focused on the American National Standards Institute (ANSI) markets for residential and business broadband applications and global markets for Carrier Ethernet and Packet Optical applications. Our hiX product portfolio is focused on the European Telecommunications Standards Institute (ETSI) markets for residential and business broadband applications and is deployed in central exchanges, outside plant cabinets or multi-tenant units. These modular, scalable and geographically distributed products offer advantages such as lower start-up costs, more flexible service deployment, greater network interface options, increased bandwidth, grow-as-you-go modularity and centralized network management. Our products connect to both fiber optic and copper network backbones, making them suitable for installation in many parts of the network and enabling deployment of a wide range of voice, video and data services around the world.

In the United States, the Total Access products, as well as a variety of other ADTRAN products, are accepted by the USDA Rural Utilities Service (RUS) as suitable for use in RUS-financed communications systems. Deployed in central offices, remote terminals, or multi-tenant units, the Total Access® system encompasses carrier-class solutions for fiber and copper broadband multi-service access, DSL access, Carrier Ethernet access and narrowband multi-service access.

Advanced IP Services

Our broadband access products offer service providers the ability to increase bandwidth and improve the quality of services to customers. These products are used in high-density central office applications, fiber-fed remote terminals and outside plant deployments. These products are available in models that are temperature hardened for use in harsh, outside-plant environments and provide support for Ethernet delivery of advanced IP services over fiber or copper as well as legacy TDM and ATM networks.

High-speed Residential Services

Designed with fiber deployment in mind, our Total Access 5000 Series provides high-capacity switching and bandwidth for Fiber-to-the-Premises (FTTP) services based on advanced optical standards. It also provides other ultra-broadband services based on advanced copper technologies used in Fiber-to-the-Node, Cabinet or distribution point (FTTN/FTTCab/FTTdp). FTTP networks are based on the Gigabit Passive Optical Networks (GPON) standard. There are two key network components, the Optical Line Terminal (OLT) and the customer-side ONT. The OLT is typically located in communications exchanges and other network Central Offices within MSANs. For ADTRAN, both the hiX 5600 and the Total Access 5000 Series MSANs house the OLT modules. The OLT provides Gigabit levels of bandwidth shared or dedicated across thousands of subscribers enabling the delivery of advanced solutions like IPTV across an all-Ethernet architecture. On the other end of the FTTP network, every subscriber’s home has a provider-owned ONT that terminates the fiber optics from the OLT and converts the optical signals to electric signals, enabling the in-home network to deliver voice, Internet and video services. Customer-owned devices, such as computers, usually expect Ethernet, a standard networking technology, making an all-Ethernet solution preferable. Our portfolio of ONTs, including the Total Access 300 Series, and next generation ADTRAN 400 and 500 Series ONTs provides carriers with a widely differentiated set of service delivery options for residential, business and mobile backhaul opportunities.

To accelerate the penetration of 100Mbps and Gigabit services at the lowest cost per bit deployed, both the Total Access and hiX-based platforms allow service providers to realize ultra-broadband speeds over their existing copper infrastructure using established VDSL2 vectoring and emerging G.fast technologies. This economically secures the broadband connection to the home and enables the delivery of advanced communications and entertainment services. Capabilities like VDSL2 vectoring (a new cross-talk cancellation technology that expands typical 30 – 50Mbps DSL rates to 100Mbps or more) are actively being deployed to help service providers overcome the challenge of using existing copper facilities to compete with 100Mbps and higher service offerings without the need to invest in or overcome the obstacles often associated with end-to-end FTTP networks.

To further the competitiveness of operators using FTTCab and FTTdp architectures ADTRAN has G.fast ultra-broadband trials underway with service providers in Europe, North America and Asia-Pacific. The trials demonstrate that G.fast is moving beyond a technology concept toward a commercial reality supported by a portfolio of FTTdp environmentally sealed platforms. ADTRAN’s G.fast solutions are helping service providers address the unique and varied deployment scenarios encountered where fiber-to-the-home (FTTH) is cost prohibitive.

The Total Access 1100 and hiX 1100 Series of environmentally sealed broadband access products provides an innovative approach to the successful deployment of FTTN architectures. Recognizing the technological and economic barriers of traditional cabinet-based DSL deployments, we designed this series of products to eliminate the need for expensive cabinet enclosures, heat exchangers and site construction, which account for a large portion of the total cost of deployment. In many cases, 1100 Series DSLAMs can deliver services for significantly less than traditional cabinet-based systems. This flexibility, combined with VDSL2 with system level vectoring, allows carriers to economically utilize the capacity of existing copper networks over the last mile.

The hiX 5600 Series can be positioned as a residential MSAN delivering high-density DSL and voice technologies. The hiX 5600 Series MSAN also supports residential point-to-point fiber applications. This product series leverages the latest technology in next generation VDSL2 - vectoring. Additionally, hiX platforms offer a comprehensive voice feature set for ETSI markets.

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

We have a complete portfolio of solutions for Business Ethernet services utilizing Fiber (EoF), Copper (EoCu) and TDM (EoTDM). These solutions enable cost-effective business Ethernet service delivery across a variety of network infrastructures. The Total Access 5000 supports standards-based copper pair bonding of xDSL loops for direct Ethernet service delivery. Leveraging a complete end-to-end solution with NetVanta 800 Series, NetVanta 8000 Series and NetVanta 8400 Series network termination equipment, the Total Access 5000 and hiX 5600 also offer an innovative approach to delivering Ethernet services by aggregating bonded copper, bonded circuits, and fiber, while supporting multi-megabit rates for MEF-certified carrier Ethernet circuits. This combination allows carriers to offer Ethernet services across the entire network, enabling new revenue-generating services for businesses.

Packet Optical Networking, Optical Access and Optical Transport

Mobile networks that were originally built for voice communications are now being optimized for data applications, putting strain on the mobile backhaul network. With the introduction of carrier-class Ethernet technologies, operators can now take advantage of fiber facilities to achieve the highest traffic carrying capacity utilization of their embedded investment and provide a network migration path toward an all-packet network. With the integration of EoF in the Total Access 5000 and NetVanta 8000/8400 platforms, we offer a scalable solution that supports service migration as providers continue to strive to meet the customer demand for greater bandwidth. As wireless needs continue to grow, EoF is an ideal transport method for mobile backhaul networks and enables long-haul reach to residential and business networks.

ONE enables high-performance packet optical services at the network edge and integrated optical transport solutions. ONE solutions combine right-sized core packet optical networking like miniature Reconfigurable Optical Add Drop Multiplexer (mini-ROADM), Wave Division Multiplexing (WDM), Scalable Carrier Ethernet, Optical Transport Network (OTN), and SONET/SDH with high-speed access services in the Total Access 5000 Series of MSANs. ONE modules fit into the installed base or new deployments of the Total Access 5000 Series to deliver integrated access, aggregation and transport enabling service providers to simplify service delivery and network operation to improve profitability. ONE enables service providers to deliver, aggregate, and transport carrier-grade services, including multiple 10Gbps interfaces. The ONE portfolio supports agile photonics and tunable pluggable optics. These advancements provide operators with a flexible, efficient and scalable network architecture, improving their market responsiveness and speeding the transition from circuit-based to packet optical services.

NetVanta® 8400 Series 10G Multi-service Edge Switch has achieved MEF Carrier Ethernet 2.0 (CE2.0) certification. MEF CE2.0 compliance ensures support for SLA-based Carrier Ethernet services, a critical requirement for service providers looking to support Gigabit services in Multiple Dwelling Unit (MDU) environments. The coexistence of commercial and residential customers presents the opportunity to converge premium Gigabit services across a range of market verticals from Gigabit broadband to 1 GE and 10 GE SLA-based services for both business cloud connectivity and small-cell backhaul segments.

One of the challenges presented in the MDU environment is how to preserve a high quality experience as Gigabit services converge for multiple vertical markets. As high-bandwidth services are delivered over the access network, the effective aggregation of those services is required. Network operators are, as a result, deploying both fiber-based access and packet-optical aggregation solutions closer to the customer edge to support both inter- and intra-building premium service delivery and aggregation. This enhanced scalability and quality assurance allows the service expansion to address gaps in mobile services coverage that can be found in high-rise residential/commercial buildings, making them ideal targets for small cell deployments that require 50-100 Mbps, scalable to 1 GE, of specialized backhaul access from multiple locations in a building.

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

Network and Services Management

As communications solutions and networks become more complex, the need for carrier-class management systems becomes vital to ensure operational efficiencies. A system-level view is necessary and service awareness is increasingly important. We develop and support systems to centralize and automate the configuration, provisioning and management of our network access products. These systems are used to configure, monitor and control ADTRAN equipment installed in the network and ensure communication with the service provider’s central management system to reduce technician dispatches and operating costs. Our Advanced Operational Environment products provide integrated, end-to-end, service-aware network management tools that enhance network planning, service activation, service assurance and decision support tools for our customers’ operations.

Services Automation and Software-Defined Networks (SDN)

ADTRAN is expanding its ability to automate and manage a broader range of premise-based devices for the home and enterprise. This will enable service providers to accelerate new revenue streams afforded by the Internet of Things. There are billions of devices that connect to the Internet and billions more coming online over the next few years. Service providers deliver broadband connectivity to these same devices and recognize the incremental revenue opportunities that can be captured when leveraging agile service automation and extended network visibility. The SDN expansion to our services management ecosystem expands these requisite agile services delivery and elastic services management capabilities in our residential broadband and business Ethernet access solutions.

Enterprise Networks Division

Our Enterprise Networks Division delivers a full portfolio of networking and communications solutions tailored for small and medium-sized businesses as well as distributed enterprises. Our portfolio includes Cloud Connectivity solutions, such as IP business gateways and access routers, which provide business access to service provider networks, and Enterprise Communications solutions, which enable businesses to construct voice, data and video networks at the customer’s site or among distributed sites. These products are sold through service providers in the form of bundled business services and solutions resale and through VARs.

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

Cloud Connectivity

Our Cloud Connectivity solutions allow service providers to deliver hosted and bundled service offerings that enable businesses to connect to the public or private cloud. These bundled service offerings are enabled by our Total Access and NetVanta IP Business Gateway (IPBG) and NetVanta Access Router solutions. Service offerings that are delivered utilizing our Cloud Connectivity solutions include: Hosted Voice and Unified Communications, Hosted Wireless Local Area Networking (WLAN), Business Internet Access, MEF-compliant Carrier Ethernet, Private Network, Session Initiation Protocol (SIP) Trunking, Enterprise Session Border Control (eSBC) functionality, Managed UC, and SIP Trunking with PBX. Our Enterprise Network Division solutions offered as key elements of these service provider business bundles are our Cloud Connectivity portfolio of IPBGs and Access Routers (used to provide connectivity to the business location), and our Enterprise Communications portfolio of vWLAN, Ethernet Switches, and UC solutions (used to provide the business productivity component of the service provider bundled services).

Our Total Access and NetVanta IPBGs and NetVanta Access Routers are deployed by service providers at the demarcation point of the customer premises. An IPBG combines the functionality of a voice gateway, multiservice router, eSBC, SIP Proxy, and firewall into a single device. Our products offer an integrated, cost-effective platform for delivering cloud services to enterprise customers. Our multiservice routers move data between networked computers over public or private IP, Frame Relay, Multi-Protocol Label Switching (MPLS) leased-line infrastructures, or carrier-supplied Ethernet services. These devices provide features to route traffic between multiple destinations, secure the network against cyber-attacks, ensure the privacy of data as it is transported across the Internet, and restore communications in the event of equipment or network failure. Our multiservice routers provide Internet access and interconnect corporate locations. The NetVanta router portfolio, provided in modular and fixed-port configurations, offers an assortment of business-class features including: Quality of Service (QoS), Firewall, VPN, Network Performance Monitoring, Packet Capture, eSBC, SIP Proxy, Voice Quality Monitoring (VQM), and numerous MEF-compliant Carrier Ethernet features.

Enterprise Communications

Our Enterprise Communications solutions are premises-based and enable businesses to become more productive and capable through efficient communications. We provide enterprises with solutions from the network edge to the desktop that create business efficiency and capability while driving employee productivity. Our Enterprise Communications solutions simplify network support and ensure ease of scalability, all while lowering the Total Cost of Ownership (TCO). These solutions include unified communications and wireless and wireline LAN infrastructure solutions.

Our Bluesocket vWLAN solutions deliver endpoints across the enterprise by utilizing virtualized, cloud-based solutions for connectivity, communications and collaboration. With the proliferation of smart phones, tablets and wireless devices, end-users are now dictating which devices should be supported across the enterprise. This Bring Your Own Device (BYOD) trend has forced the proliferation of wireless connectivity campus wide and is no longer limited to conference rooms and building lobbies. Users now expect to be able to roam across the enterprise campus while maintaining a persistent IP session to support voice, video and other wireless applications without interruption. Bluesocket vWLAN solutions allow users to access enterprise resources anytime, anywhere, on any device and deliver a unified service experience. These solutions leverage the scalability, reliability and cost benefits of virtualization and are cloud-ready for easy deployment and management and complement our portfolio of internetworking solutions.

Our NetVanta managed Layer 2 and Layer 3 (L2/L3) Ethernet switches complement our Bluesocket vWLAN solutions, providing integrated wireless/wireline LAN deployments and connectivity from the WAN to the end user’s desktop computer and IP Phone. Our managed L2/L3 switches offer speeds up to 10 Gigabit per second and include Power over Ethernet (PoE) options for powering IP phones, wireless network access points, IP cameras and other critical business networking devices.

Our NetVanta UC solutions enable businesses with up to 2,000 employees to realize the benefits of UC. These UC products deliver end-to-end Unified Communications that bridge the gap between telephony, desktop communications productivity and business processes. Utilizing CEBP, NetVanta UC solutions enable businesses to increase workforce productivity and improve customer service. Our 7000 Series IP Communications solutions deliver an integrated, single-box solution for small business communications needs and combine the features of an IP PBX with the functionality of an Ethernet switch, a multi-service router, security features and WAN connectivity.

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

In 2014, we continued to add customers for both our ProCloud and ProCloud Plus cloud-based managed service offerings through our ProServices organization. ProCloud offers a managed, business-class WiFi infrastructure service built on Bluesocket vWLAN. Our ProCloud Plus offering expands upon the base ProCloud service by including management of the WiFi access points in addition to the underlying infrastructure. ProCloud offers a 7x24 service providing network monitoring and management reports to reduce IT support burdens. When coupled with ProStart and ProCare, our ProCloud service offers turnkey wireless LAN installation, maintenance, and management.

Customers

We have a diverse customer base which is segmented based on the markets served, and typically within each of our two divisions.

Customers of our Carrier Networks Division include major service providers, independent communications operating companies, competitive service providers, cable MSOs, Internet service providers, utilities, municipalities and wireless service providers. Major service providers and many smaller providers require product approval prior to adopting a vendor’s products for use in their networks. We are involved in a constant process of submitting new and succeeding generations of products for approval. Our products are widely deployed in many of the service provider networks.

Customers of our Enterprise Networks Division include major service providers, cable MSOs, independent communications companies and competitive service providers. Additionally, SME organizations purchase our solutions through a two-tier distribution channel. The two-tier distribution channel is comprised of several large distributor partners and an extensive network of VARs as described in “Distribution, Sales and Marketing” below. Vertical markets where our solutions are used include retail, food service, healthcare, finance, government, education, manufacturing, military, transportation, hospitality and energy/utility.

Two customers, CenturyLink, Inc. and Deutsche Telekom, AG, individually comprised more than 10 percent of our revenue in 2014. The revenues from these customers are reported in both the Carrier Networks and Enterprise Networks segments.

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

Similar to Carrier Networks products, Enterprise Networks products are fulfilled through a combination of direct sales and major technology distribution companies. This is supported by a direct sales organization for major accounts, and a channel-based sales organization to facilitate sales to our partners. VARs and system integrators may be affiliated with the company as a channel partner, or they may purchase from a distributor in an unaffiliated fashion. Affiliated partners participate with us at various program levels, based on sales volume and other factors, to receive benefits such as product discounts, market development funds, technical support and training. We maintain field offices worldwide to support direct sales, distributors, VARs and system integrators.

Outside of the United States, most Carrier products are sold through our direct sales organization and Enterprise products are sold direct or through distribution arrangements customized for each region. Each region is supported by a field office that offers sales and support functions, and in some cases, warehousing and manufacturing support.

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

During 2014, 2013, and 2012, product development expenditures totaled $132.3 million, $131.1 million, and $126.0 million, respectively. Our product development activities are an important part of our strategy. Because of rapidly changing technology and evolving industry standards, we plan to maintain an emphasis on product development each year.

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

Our SDO activities are primarily in the area of broadband access. This includes involvement with ITU-Telecommunications sector (ITU-T), ATIS, ETSI, NICC (UK Interoperability Standards), and the Broadband Forum (BBF). We continue to be involved in the evolution of optical access technologies, participating in activities in the ITU-T, ATIS, FSAN, and BBF on next-generation PON. We are also involved in standards development efforts related to maximizing the bandwidth potential of the copper pair to enable new applications. We participate in the ITU-T, where VDSL2, now with enhanced performance from G.Vector, and its short-range successor, G.fast are being developed. We continue to be involved with the industry-wide interoperability, performance testing, and system-level projects related to those standards in the BBF. We are also members of MEF, Wi-Fi Alliance (WFA) and the ETSI Network Functions Virtualization Industry Specification Group (NFV-ISG).

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

We rely on subcontractors for assembly and testing of certain printed circuit board assemblies, sub-assemblies, chassis, enclosures and equipment shelves, and to purchase some of the raw materials used in such assemblies. We typically manufacture our lower-volume, higher-mix product assemblies at our manufacturing site in Huntsville, Alabama. We continue to build and test new product prototypes and many of our initial production units for our products in Huntsville, and later transfer the production of higher-volume, lower-mix assemblies to our subcontractors. Subcontract assembly operations can lengthen fulfillment cycle times, but we believe we can respond more rapidly to uncertainties in incoming order rates by selecting assembly subcontractors having significant reserve capacity and flexibility. Our subcontractors have proven to be flexible and able to meet our quality requirements. We conduct the majority of all transactions with our foreign suppliers in United States currency.

The majority of shipments of products to our U.S. customers occur from our facilities in Huntsville, Alabama, although we do fulfill customer orders from other locations near our customers’ sites. The majority of our products shipped to EMEA customers occur from locations in that region. We also ship directly from suppliers to a number of customers in the U.S. and international locations. Many of our facilities are certified pursuant to the most current releases of ISO 9001, TL 9000, and ISO 14001. Our Huntsville facilities and many of our key suppliers are U.S. Customs-Trade Partnership Against Terrorism (C-TPAT) certified. Our products are also certified to certain other telephone company standards, including those relating to emission of electromagnetic energy and safety specifications.

For a discussion of risks associated with manufacturing activities, see “Risk Factors – Our strategy of outsourcing a portion of our manufacturing requirements to subcontractors located in various international regions may result in us not meeting our cost, quality or performance standards” and “Risk Factors – Our dependence on a limited number of suppliers for certain raw materials and key components may prevent us from delivering our products on a timely basis, which could have a material adverse effect on customer relations and operating results”, in Item 1A of this report.

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

Competitors of our Carrier Networks Division include large, established companies such as Alcatel-Lucent, Ciena, Fujitsu, Huawei, Coriant, and ZTE. There are also a number of smaller, specialized companies with which we compete, such as Actelis Networks, Calix Networks, Cyan, Overture Networks, Zhone Technologies, and other privately held firms.

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

Competitors of our Enterprise Networks Division include: Aruba Networks, Avaya, Cisco Systems, Extreme Networks, Hewlett Packard, Juniper Networks, and other smaller companies which include Aerohive, Ruckus, and ShoreTel. Some of these companies compete in a single product segment, while others compete across multiple product lines.

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

Seasonality

We have experienced quarterly fluctuations in customer activity due to seasonal considerations. We typically experience reductions in order volume toward the beginning and end of the calendar year, which may result in lower revenues in the first and fourth quarters of our fiscal year. These seasonal effects may vary and do not always correlate to our operating results. Accordingly, they should not be considered a reliable indicator of our future revenue or operating results.

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

For further discussion of risks associated with managing our inventory, see “Risk Factors – Managing our inventory is complex and may include write-downs of excess or obsolete inventory”, in Item 1A of this report.

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

Employees

As of December 31, 2014, we had 2,080 full-time employees in the United States and in our international subsidiaries located in Canada, Mexico, the Asia-Pacific region, Europe and the Middle East region. The majority of ADTRAN GmbH employees, our subsidiary in Germany, are subject to collective bargaining agreements of either the Association of Metal and Electrical Industry in Berlin and Brandenburg e.V. or NORDMETALL Association of Metal and Electrical Industry e.V. A small number of our other employees are represented by a collective bargaining agreement. We have never experienced a work stoppage and we believe that our relationship with our employees is good.

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

We have ownership of over 520 patents worldwide related to our products and have over 170 additional patent applications pending, of which at least 7 have been approved and are in the process of being issued by various patent offices worldwide. Our patents expire at various dates between March 2015 and March 2033. We will continue to seek additional patents from time to time related to our research and development activities. We do not derive any material amount of revenue from the licensing of our patents.

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

Most of our sales are made on an open credit basis, frequently with payment terms of 30 to 45 days in the United States and typically longer in many geographic markets outside the United States. As a result of our acquisition of the NSN (formerly Nokia Siemens Networks) Broadband Access business (NSN BBA business), our sales to customers outside of the United States as a percentage of our total sales have increased, and our total accounts receivable balance will likely increase. Our days sales outstanding could also increase as a result of greater mix of international sales. Additionally, international laws may not provide the same degree of protection against defaults on accounts receivable as provided under United States laws governing domestic transactions; therefore, as our international business grows, we may be subject to higher bad debt expense compared to historical trends. Overall, we monitor individual customer payment capability in granting such open credit arrangements, seek to limit such open credit to amounts that we believe customers can pay, and maintain reserves we believe are adequate to cover exposure for doubtful accounts. In the course of our sales to customers, we may encounter difficulty collecting accounts receivable and could be exposed to risks associated with uncollectible accounts receivable. We may be exposed to similar credit risks relating to collections from distributors of our products, and we apply similar processes to monitor and reserve for any exposures. Turmoil in the financial markets could impact certain of our customers’ ability to maintain adequate credit facilities with financial institutions, thereby potentially impacting their ability to pay their debts. While we attempt to monitor these situations carefully and attempt to take appropriate measures to collect accounts receivable balances, there are no assurances we can avoid accounts receivable write-downs or write-offs of doubtful accounts. Such write-downs or write-offs could negatively affect our operating results for the period in which they occur, and could potentially have a material adverse effect on our results of operations and financial condition.

We expect gross margin to vary over time, and our level of product gross margin may not be sustainable.

Our level of gross margins may not be sustainable and may be adversely affected by numerous factors, including:

•	Changes in customer, geographic, or product mix, including the mix of configurations and professional services revenue within each product group;

•	Introduction of new products by competitors, including products with price-performance advantages;

•	Our ability to reduce product cost;

•	Increases in material or labor cost;

•	Foreign currency exchange rate movements;

•	Expediting costs incurred to meet customer delivery requirements;

•	Excess inventory and inventory holding charges;

•	Obsolescence charges;

•	Changes in shipment volume;

•	Our ability to absorb fixed manufacturing costs during short-term fluctuations in customer demand;

•	Loss of cost savings due to changes in component pricing or charges incurred due to inventory holding periods if parts ordering does not correctly anticipate product demand;

•	Lower than expected benefits from value engineering;

•	Increased price competition, including competitors from Asia, especially China;

•	Changes in distribution channels;

•	Increased warranty cost;

•	Liquidated damages costs relating to customer contractual terms; and

•	Our ability to manage the impact of foreign currency exchange rate fluctuations relating to our accounts receivable and accounts payable.

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

Historically, a large percentage of our sales have been made to major service providers and larger independent communications companies. In 2014, these customers continued to comprise over half of our revenue. As long as the major and larger independent communications companies represent such a substantial percentage of our total sales, our future success will significantly depend upon certain factors which are not within our control, including:

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

Our strategy of outsourcing a portion of our manufacturing requirements to subcontractors located in various international regions may result in us not meeting our cost, quality or performance standards.

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

Our dependence on a limited number of suppliers for certain raw materials and key components may prevent us from delivering our products on a timely basis, which could have a material adverse effect on customer relations and operating results.

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

In addition, the SEC has adopted disclosure requirements regarding the use of “conflict minerals” mined from the Democratic Republic of Congo and adjoining countries and procedures to identify the source of such minerals included in manufactured products. The required disclosures began in 2014, and will require us to incur additional costs to verify the origins of the identified minerals used and comply with disclosure requirements. The implementation of these requirements could affect the availability of minerals used in the manufacture of a limited number of parts contained in our products. This may reduce the number of suppliers who provide conflict-free minerals, and may affect our ability to obtain products in sufficient quantities or at competitive prices. Our material sourcing is broad based and multi-tiered. While we are taking steps to identify sourcing based on recommended standards for our industry, we may not be able to conclusively verify the origins for all minerals used in our products. An inability to make a sourcing determination of minerals in our products could impact our revenues and harm our financial condition should our customers require that we certify that all components used in our products are free of minerals from this region.

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

We are expanding our presence in international markets, which represented 39.5% of our net sales for 2014, and as a result, we anticipate increased sales and operating costs in these markets. This international expansion may increase our operational risks and impact our results of operations, including:

•	Exposure to unfavorable commercial terms in certain countries;

•	The time and cost to staff and manage foreign operations;

•	The time and cost to maintain good relationships with employer associations and works councils;

•	The time and cost to ensure adequate business interruption controls, processes and facilities;

•	The time and cost to manage and evolve financial reporting systems, maintain effective financial disclosure controls and procedures, and comply with corporate governance requirements in multiple jurisdictions;

•	The cost to collect accounts receivable and extension of collection periods;

•	The cost and potential disruption of facilities transitions required in some business acquisitions;

•	Less regulation of patents or other safeguards of intellectual property in certain countries;

•	Potential impact of adverse tax, customs regulations and transfer-pricing issues;

•	Exposure to global social, political and economic instability, changes in economic conditions, and foreign currency exchange rate movements;

•	Potential exposure to liability or damage of reputation resulting from a higher incidence of corruption or unethical business practices in some countries;

•	Potential trade protection measures, export compliance issues, domestic preference procurement requirements, qualification to transact business and additional regulatory requirements; and

•	Potential exposure to natural disasters, epidemics and acts of war or terrorism.

If we are unable to successfully address the potential risks associated with our overall international expansion, our operating results and financial condition may be negatively impacted.

We may be adversely affected by fluctuations in currency exchange rates.

As our international sales increase or as utilization of international suppliers expands, we may transact additional business in currencies other than United States currency. As a result, we will be subject to the possibility of greater effects of foreign currency exchange translation on our financial statements. Sales contract commitments and accounts receivable balances based on foreign currency expose us to potential risk of loss as the value of the United States dollar fluctuates over time. In addition, for those countries outside the United States where we have significant sales or significant purchases of supplies, devaluation in the local currency could make our products more expensive for customers to purchase or increase our costs, thereby adversely affecting our competitiveness or results of operation. When appropriate, we may enter into various derivative transactions to enhance our ability to manage the volatility relating to these typical business exposures. If used, the derivative transactions will be intended to reduce, but not eliminate, the impact of foreign currency exchange rate movements; therefore, we generally would not anticipate hedging all outstanding foreign currency risk. There can be no assurance that exchange rate fluctuations in the future will not have a material adverse effect on our revenue from international sales, manufacturing costs, results of operations and financial condition.

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

We have significant investments in corporate and municipal fixed-rate bonds and municipal variable rate demand notes. Through December 31, 2014, we have not been required to impair any of these investments; however, we may experience a reduction in value or loss of liquidity in these investments, which may have an adverse effect on our results of operations, liquidity and financial condition. Fixed rate interest securities may have their fair value adversely impacted due to a rise in interest rates, while variable rate securities may produce less income than expected if interest rates fall. Our investments are subject to general credit, liquidity, market, and interest rate risks, which may increase because of conditions in the financial markets and related credit liquidity issues. Consequently, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if we are forced to sell securities that decline in fair value due to changes in interest rates.

Our long-term investments include $38.3 million of marketable equity securities. At December 31, 2014, our total marketable equity securities, which included 443 individual securities, had unrealized gains of $12.4 million. If market conditions deteriorate in 2015, we may be required to record impairment charges related to our marketable equity securities.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our headquarters and principal administrative, engineering and manufacturing facilities are located on an 82-acre campus in Cummings Research Park in Huntsville, Alabama. Two office buildings serve both our Carrier Networks and Enterprise Networks Divisions. We lease engineering facilities in the U.S., Europe, and India that are used to develop products sold by our Carrier Networks Division. We lease engineering facilities in the U.S., Canada, and India that are used to develop products sold by our Enterprise Networks division.

In addition, we lease office space in North America, Latin America, EMEA, and the Asia-Pacific region, providing sales and service support for both of our divisions.

These cancelable and non-cancelable leases expire at various times through 2025. For more information, see Note 13 of the Notes to Consolidated Financial Statements included in this report.

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

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below, in accordance with General Instruction G(3) of Form 10-K and Instruction 3 of Item 401(b) of Regulation S-K, is certain information regarding the executive officers of ADTRAN. Unless otherwise indicated, the information set forth is as of December 31, 2014.

Thomas R. Stanton	Age 50
2007 to present	Chief Executive Officer and Chairman of the Board
2005 – 2007	Chief Executive Officer and Director
2001 – 2005	Senior Vice President and General Manager, Carrier Networks
1999 – 2001	Vice President and General Manager, Carrier Networks
1995 – 1999	Vice President, Carrier Networks Marketing
1995	Vice President, Marketing & Engineering – Transcrypt International, Inc.
1994 – 1995	Senior Director, Marketing – E.F. Johnson Company
1993 – 1994	Director, Marketing – E.F. Johnson Company

James E. Matthews	Age 58
2007 to present	Senior Vice President – Finance, Chief Financial Officer, Treasurer, Secretary and Director
2001 – 2007	Senior Vice President – Finance, Chief Financial Officer and Treasurer
1999 – 2001	Chief Financial Officer – Home Wireless Networks, Inc.
1998 – 1999	Chief Executive Officer – Miltope Group, Inc.
1995 – 1998	Vice President, Finance and Chief Financial Officer – Miltope Group, Inc.
1992 – 1995	Controller – Hughes Training, Inc.

Michael K. Foliano	Age 54
2006 to present	Senior Vice President, Global Operations
2005 – 2006	Senior Vice President, Sales, Services and Supply Chain – Somera Communications Inc.
2004 – 2005	Senior Vice President, Global Operations – Somera Communications Inc.
2002 – 2004	Senior Director, Global Logistics and Customer Operations – Lucent Technologies
2001 – 2002	Executive General Manager, Mobility Supply Chain – Lucent Technologies
2000 – 2001	Stanford University Sloan Fellow – Lucent Technologies
1997 – 2000	Vice President, Global Provisioning Center – Lucent Technologies
1995 – 1997	Manufacturing Operations Plant Manager – Lucent Technologies/AT&T Network Systems

Kevin P. Heering	Age 43
2014 to present	Senior Vice President, Quality and Administration
2010 – 2014	Vice President, Quality
2007 – 2010	Engineering Director, Enterprise Network Systems
1999 – 2007	Engineering Manager, Enterprise Network Systems
1994 – 1999	Design Engineer, Enterprise Network Systems

Raymond R. Schansman	Age 58
2006 to present	Senior Vice President and General Manager, Enterprise Networks
2001 – 2006	Vice President, Carrier Networks Engineering
1998 – 2001	Engineering Director, Carrier Networks Systems
1996 – 1998	Engineering Manager, Enterprise Networks Systems
1989 – 1996	Program Manager – SCI Systems, Inc.
1986 – 1989	Vice President, System and Product Engineering – General Digital Industries
1983 – 1986	Senior Design Engineer – General Digital Industries

Eduard Scheiterer	Age 61
2014 to present	Senior Vice President and Managing Director, International Markets
2012 – 2014	Managing Director – Adtran GmbH, a German wholly owned subsidiary of Adtran, Inc.
2009 – 2012	Head of Broadband Access – Nokia (formerly Nokia Siemens Networks), Germany
2007 – 2009	Head of Product Management and R&D of Business Support Systems – Nokia

James D. Wilson, Jr.	Age 44
2006 to present	Senior Vice President and General Manager, Carrier Networks
2005 – 2006	Vice President, Product Marketing, Carrier Networks
2002 – 2005	Director, Product Management, Carrier Networks
1998 – 2002	Director, Product Management, Loop Technologies, Carrier Networks
1996 – 1998	Manager, Engineering Operations – Wyle Laboratories, Inc.
1992 – 1996	Manager, Program Development – Wyle Laboratories, Inc.

Robert A. Fredrickson	Age 64
1996 to present	Vice President – Carrier Networks Sales
1996	Vice President, Broadband Business Development – DSC Communications Corporation
1991 – 1996	Senior Director, Access Products – DSC Communications Corporation

Kevin W. Schneider	Age 51
2003 to present	Vice President – Chief Technology Officer
1999 – 2003	Vice President – Technology
1996 – 1999	Chief Scientist
1992 – 1996	Staff Scientist

There are no family relationships among our directors or executive officers. All officers are elected annually by, and serve at the discretion of, the Board of Directors of ADTRAN.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

ADTRAN’s common stock is traded on the NASDAQ Global Select Market under the symbol ADTN. As of February 5, 2015, ADTRAN had 202 stockholders of record and approximately 7,266 beneficial owners of shares held in street name. The following table shows the high and low closing prices per share for our common stock as reported by NASDAQ for the periods indicated.

Common Stock Prices
	High	Low
2014
First Quarter	$27.24	$24.27
Second Quarter	$26.11	$21.29
Third Quarter	$23.17	$20.53
Fourth Quarter	$22.16	$18.23
2013
First Quarter	$23.61	$19.07
Second Quarter	$24.62	$18.55
Third Quarter	$27.46	$23.47
Fourth Quarter	$27.10	$23.27

The following table shows the shareholder dividends paid in each quarter of 2014 and 2013. The Board of Directors presently anticipates that it will declare a regular quarterly dividend so long as the present tax treatment of dividends exists and adequate levels of liquidity are maintained.

Dividends per Common Share
	2014	2013

First Quarter	$0.09	$0.09
Second Quarter	$0.09	$0.09
Third Quarter	$0.09	$0.09
Fourth Quarter	$0.09	$0.09

Stock Repurchases

The following table sets forth repurchases of our common stock for the months indicated.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2014 – October 31, 2014	180,422	$20.47	180,422	5,541,295
November 1, 2014 – November 30, 2014	748,510	$19.69	748,510	4,792,785
December 1, 2014 – December 31, 2014	—	—	—	4,792,785

Total	928,932		928,932

(1)	Since 1997, our Board of Directors has approved multiple share repurchase programs that have authorized open market repurchase transactions of up to 40.0 million shares of our common stock. On May 14, 2014, our Board of Directors authorized the repurchase of an additional 5.0 million shares of our common stock (bringing the total shares authorized for repurchase to 45.0 million), which commenced upon completion of the repurchase plan announced on May 1, 2013. This new authorization is being implemented through open market or private purchases from time to time as conditions warrant.

ITEM 6.	SELECTED FINANCIAL DATA

Income Statement Data (1)

(In thousands, except per share amounts)

Year Ended December 31,	2014	2013	2012	2011	2010
Sales
Carrier Networks Division	$510,373	$500,733	$492,096	$569,579	$476,030
Enterprise Networks Division	119,634	141,011	128,518	147,650	129,644

Total sales	630,007	641,744	620,614	717,229	605,674
Cost of sales	318,680	332,858	303,971	302,911	246,811

Gross profit	311,327	308,886	316,643	414,318	358,863
Selling, general and administrative expenses	131,958	129,366	134,523	124,879	114,699
Research and development expenses	132,258	131,055	125,951	100,301	90,300

Operating income	47,111	48,465	56,169	189,138	153,864
Interest and dividend income	5,019	7,012	7,657	7,642	6,557
Interest expense	(677)	(2,325)	(2,347)	(2,398)	(2,436)
Net realized investment gain	7,278	8,614	9,550	12,454	11,008
Other income (expense), net	1,175	(911)	183	(694)	(804)
Gain on bargain purchase of a business	—	—	1,753	—	—

Income before provision for income taxes	59,906	60,855	72,965	206,142	168,189
Provision for income taxes	(15,286)	(15,061)	(25,702)	(67,565)	(54,200)

Net income	$44,620	$45,794	$47,263	$138,577	$113,989

Year Ended December 31,	2014	2013	2012	2011	2010
Weighted average shares outstanding – basic	55,120	59,001	63,259	64,145	62,490
Weighted average shares outstanding – assuming dilution (2)	55,482	59,424	63,774	65,416	63,879

Earnings per common share – basic	$0.81	$0.78	$0.75	$2.16	$1.82
Earnings per common share – assuming dilution (2)	$0.80	$0.77	$0.74	$2.12	$1.78
Dividends declared and paid per common share	$0.36	$0.36	$0.36	$0.36	$0.36

Balance Sheet Data (In thousands)
At December 31,	2014	2013	2012	2011	2010
Working capital (3)	$232,080	$277,335	$337,979	$329,311	$304,952
Total assets	$738,694	$789,898	$883,656	$817,514	$691,974
Total debt	$30,000	$46,500	$46,500	$47,000	$48,000
Stockholders’ equity	$549,013	$604,606	$692,406	$692,131	$572,322

(1)	Net income for 2014, 2013, 2012, 2011 and 2010 includes stock-based compensation expense of $7.4 million, $7.8 million, $8.0 million, $7.8 million and $7.1 million, respectively, net of tax, related to stock option awards. See Note 3 of Notes to the Consolidated Financial Statements.
(2)	Assumes exercise of dilutive stock options calculated under the treasury method. See Notes 1 and 14 of Notes to Consolidated Financial Statements.
(3)	Working capital consists of current assets less current liabilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our three major product categories are Carrier Systems, Business Networking and Loop Access.

Carrier Systems products are used by communications service providers to provide data, voice, and video services to consumers and enterprises. This category includes the following product areas and related services:

•	Broadband Access

•	Total Access® 5000 Series of Multi-Service Access Node (MSAN)

•	hiX 5600 Series of MSANs

•	Total Access 1100/1200 Series of Fiber to the Node (FTTN) products

•	hiX 1100 Series of Fiber to the Node (FTTN) products

•	VDSL2 Vectoring based Digital Subscriber Line Access Multiplexer (DSLAM) products

•	ADTRAN 500 Series of FTTdp G.fast Distribution Point Units (DPU)

•	Optical

•	Optical Networking Edge (ONE)

•	NetVanta 8000 Series of Fiber Ethernet Access Devices (EAD)

•	NetVanta 8400 Series of 10Gig Multi-service Edge Switches

•	OPTI-6100 and Total Access 3000 optical Multi-Service Provisioning Platforms (MSPP)

•	Pluggable Optical Products, including SFP, XFP, and SFP+

•	Time Division Multiplexed (TDM) systems

Business Networking products provide access to communication services and facilitate the delivery of cloud connectivity and enterprise communications to the small and mid-sized enterprise (SME) market. This category includes the following product areas and related services:

•	Internetworking products

•	Total Access IP Business Gateways

•	Optical Network Terminals (ONTs)

•	Bluesocket® virtual Wireless LAN (vWLAN®)

•	NetVanta®

•	Access Routers

•	Enterprise Session Border Controllers (eSBC)

•	Managed Ethernet Switches

•	IP Business Gateways

•	Unified Communications (UC) solutions

•	Carrier Ethernet Network Terminating Equipment (NTE)

•	Carrier Ethernet Routers and Gateways

•	Network Management Solutions

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

Sales were $630.0 million in 2014 compared to $641.7 million in 2013 and $620.6 million in 2012. Total sales of products in our three core areas, Broadband Access, Optical and Internetworking, increased 2.8% in 2014 compared to 2013 and increased 8.9% in 2013 compared to 2012. Our gross profit margin was 49.4% in 2014 compared to 48.1% in 2013 and 51.0% in 2012. Net income was $44.6 million in 2014 compared to $45.8 million in 2013 and $47.3 million in 2012. Earnings per share, assuming dilution, were $0.80 in 2014 compared to $0.77 in 2013 and $0.74 in 2012. Earnings per share in 2014, 2013 and 2012 include the effect of the repurchase of 3.7 million, 5.6 million and 1.8 million shares of our stock in those years, respectively.

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

Our operating results may also fluctuate as a result of a number of other factors, including a decline in general economic and market conditions, increased competition, customer order patterns, changes in product and services mix, foreign currency exchange rate movements, timing differences between price decreases and product cost reductions, product warranty returns, expediting costs, and announcements of new products by us or our competitors. Additionally, maintaining sufficient inventory levels to assure prompt delivery of our products increases the amount of inventory that may become obsolete and increases the risk that the obsolescence of this inventory may have an adverse effect on our business and operating results. Also, not maintaining sufficient inventory levels to assure prompt delivery of our products may cause us to incur expediting costs to meet customer delivery requirements, which may negatively impact our operating results in a given quarter.

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

•	Revenue is generally recognized when persuasive evidence of an arrangement exists, delivery has occurred, the product price is fixed or determinable, collection of the resulting receivable is reasonably assured, and product returns are reasonably estimable. For product sales, revenue is generally recognized upon shipment of the product to our customer in accordance with the title transfer terms of the sales agreement, generally FOB shipping point. In the case of consigned inventory, revenue is recognized when the end customer assumes ownership of the product. Contracts that contain multiple deliverables are evaluated to determine the units of accounting, and the consideration from the arrangement is allocated to each unit of accounting based on the relative selling price and corresponding terms of the contract. We use vendor-specific objective evidence of selling price. When this evidence is not available, we are generally not able to determine third-party evidence of selling price because of the extent of customization among competing products or services from other companies. In these instances, we use best estimates to allocate consideration to each respective unit of accounting. These estimates include analysis of respective bills of material and review and analysis of similar product and service offerings. We record revenue associated with installation services when respective contractual obligations are complete. In instances where customer acceptance is required, revenue is deferred until respective acceptance criteria have been met. Contracts that include both installation services and product sales are evaluated for revenue recognition in accordance with contract terms. As a result, installation services may be considered a separate deliverable or may be considered a combined single unit of accounting with the delivered product. Generally, either the purchaser, ADTRAN, or a third party can perform the installation of our products. Shipping fees are recorded as revenue and the related cost is included in cost of sales. Revenue is recorded net of discounts.

•	A significant portion of Enterprise Networks products are sold in the United States through a non-exclusive distribution network of major technology distributors. These organizations then distribute or provide fulfillment services to an extensive network of VARs and system integrators. VARs and system integrators may be affiliated with us as a channel partner, or they may purchase from the distributor on an unaffiliated basis. Additionally, with certain limitations, our distributors may return unused and unopened product for stock-balancing purposes when these returns are accompanied by offsetting orders for products of equal or greater value.

•	We carry our inventory at the lower of cost or market, with cost being determined using the first-in, first-out method. We use standard costs for material, labor, and manufacturing overhead to value our inventory. Our standard costs are updated on at least a quarterly basis and any variances are expensed in the current period; therefore, our inventory costs approximate actual costs at the end of each reporting period. We write down our inventory for estimated obsolescence or unmarketable inventory by an amount equal to the difference between the cost of inventory and the estimated fair value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, we may be required to make additional inventory write-downs. Our reserve for excess and obsolete inventory was $24.7 million and $23.0 million at December 31, 2014 and 2013, respectively. Inventory disposals charged against the reserve were $2.1 million, $0.4 million and $0.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

•	The objective of our short-term investment policy is to preserve principal and maintain adequate liquidity with appropriate diversification, while achieving market returns. The objective of our long-term investment policy is principal preservation and total return; that is, the aggregate return from capital appreciation, dividend income, and interest income. These objectives are achieved through investments with appropriate diversification in fixed and variable rate income securities, public equity, and private equity portfolios. Our investment policy provides limitations for issuer concentration, which limits, at the time of purchase, the concentration in any one issuer to 5% of the market value of our total investment portfolio. We have experienced significant volatility in the market prices of our publicly traded marketable equity securities. These investments are recorded on the consolidated balance sheets at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income, net of tax. The ultimate realized value on these marketable equity securities is subject to market price volatility.

We have categorized our cash equivalents held in money market funds and our investments held at fair value into a three-level fair value hierarchy based on the priority of the inputs to the valuation technique for the cash equivalents and investments as follows: Level 1 – Values based on unadjusted, quoted prices in active markets for identical assets or liabilities; Level 2 – Values based on inputs other than quoted prices included within Level 1 that are directly or indirectly observable for the asset or liability; Level 3 – Values based on unobservable inputs for the asset or liability. These inputs include information supplied by investees. At December 31, 2014, we categorized $54.5 million and $241.5 million of our available-for-sale investments as Level 1 and Level 2, respectively, and $1.2 million of our cash equivalents as Level 1. At December 31, 2013, we categorized $53.6 million and $311.5 million of our available-for-sale investments as Level 1 and Level 2, respectively, and $3.9 million of our cash equivalents as Level 1.

We review our investment portfolio for potential “other-than-temporary” declines in value on an individual investment basis. We assess, on a quarterly basis, significant declines in value which may be considered other-than-temporary and, if necessary, recognize and record the appropriate charge to write-down the carrying value of such investments. In making this assessment, we take into consideration qualitative and quantitative information, including but not limited to the following: the magnitude and duration of historical declines in market prices, credit rating activity, assessments of liquidity, public filings, and statements made by the issuer. We generally begin our identification of potential other-than-temporary impairments by reviewing any security with a fair value that has declined from its original or adjusted cost basis by 25% or more for six or more consecutive months. We then evaluate the individual security based on the previously identified factors to determine the amount of the write-down, if any. For the years ended December 31, 2014, 2013 and 2012, we recorded charges of $0.1 million, $25 thousand and $0.7 million, respectively, related to the other-than-temporary impairment of certain publicly traded equity securities and our deferred compensation plan assets. Actual losses, if any, could ultimately differ from these estimates. Future adverse changes in market conditions or poor operating results of underlying investments could result in additional losses that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future. See Note 4 of Notes to the Consolidated Financial Statements in this report for more information about our investments.

We also invest in privately held entities and private equity funds and record these investments at cost. We review these investments periodically in order to determine if circumstances (both financial and non-financial) exist that indicate that we will not recover our initial investment. Impairment charges are recorded on investments having a cost basis that is greater than the value that we would reasonably expect to receive in an arm’s length sale of the investment. We have not been required to record any impairment losses relating to these investments in 2014, 2013 or 2012.

•	For purposes of determining the estimated fair value of our stock option awards on the date of grant, we use the Black-Scholes Model. This model requires the input of certain assumptions that require subjective judgment. These assumptions include, but are not limited to, expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. Because our stock option awards have characteristics significantly different from those of traded options, and because changes in the input assumptions can materially affect the fair value estimate, the existing model may not provide a reliable single measure of the fair value of our stock option awards. For purposes of determining the estimated fair value of our performance-based restricted stock unit awards on the date of grant, we use a Monte Carlo Simulation valuation method. The restricted stock units are subject to a market condition based on the relative total shareholder return of ADTRAN against all of the companies in the NASDAQ Telecommunications Index and vest at the end of a three-year performance period. The fair value of restricted stock issued to our Directors is equal to the closing price of our stock on the date of grant. Management will continue to assess the assumptions and methodologies used to calculate the estimated fair value of stock-based compensation. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies and thereby materially impact our fair value determination. If factors change in future periods, the compensation expense that we record may differ significantly from what we have recorded in the current period.

•	We estimate our income tax provision or benefit in each of the jurisdictions in which we operate, including estimating exposures related to examinations by taxing authorities. We also make judgments regarding the realization of deferred tax assets, and establish valuation allowances where we believe it is more likely than not that future taxable income in certain jurisdictions will be insufficient to realize these deferred tax assets. Our estimates regarding future taxable income and income tax provision or benefit may vary due to changes in market conditions, changes in tax laws, or other factors. If our assumptions, and consequently our estimates, change in the future, the valuation allowances we have established may be increased or decreased, impacting future income tax expense. At December 31, 2014 and 2013 respectively, the valuation allowance was $7.5 million and $8.8 million. As of December 31, 2014, we have state research tax credit carry-forwards of $3.9 million, which will expire between 2015 and 2029. These carry-forwards were caused by tax credits in excess of our annual tax liabilities to an individual state where we no longer generate sufficient state income. In addition, as of December 31, 2014, we have a deferred tax asset of $9.2 million relating to net operating loss carry-forwards which will expire between 2015 and 2030. These carry-forwards are the result of acquisitions in 2009 and in 2011. The acquired net operating losses are in excess of the amount of estimated earnings. We believe it is more likely than not that we will not realize the full benefits of our deferred tax asset arising from these credits and net operating losses, and accordingly, have provided a valuation allowance against them. This valuation allowance is included in non-current deferred tax liabilities in the accompanying balance sheets.

We establish reserves to remove some or all of the tax benefit of any of our tax positions at the time we determine that the positions become uncertain. We adjust these reserves, including any impact on the related interest and penalties, as facts and circumstances change.

•	Our products generally include warranties of 90 days to ten years for product defects. We accrue for warranty returns at the time revenue is recognized based on our estimate of the cost to repair or replace the defective products. We engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers. Our products continue to become more complex in both size and functionality as many of our product offerings migrate from line card applications to systems products. The increasing complexity of our products will cause warranty incidences, when they arise, to be more costly. Our estimates regarding future warranty obligations may change due to product failure rates, material usage, and other rework costs incurred in correcting a product failure. In addition, from time to time, specific warranty accruals may be recorded if unforeseen problems arise. Should our actual experience relative to these factors be worse than our estimates, we will be required to record additional warranty expense. Alternatively, if we provide for more reserves than we require, we will reverse a portion of such provisions in future periods. The liability for warranty obligations totaled $8.4 million and $9.0 million at December 31, 2014 and 2013, respectively. These liabilities are included in accrued expenses in the accompanying Consolidated Balance Sheets.

•	Pension benefit plan obligations are based on various assumptions used by our actuaries in calculating these amounts. These assumptions include discount rates, compensation rate increases, expected return on plan assets, retirement rates, and mortality rates. Actual results that differ from the assumptions and changes in assumptions could affect future expenses and obligations. Our net pension liability totaled $10.2 million and $2.6 million at December 31, 2014 and 2013, respectively. This liability is included in other non-current liabilities in the accompanying Consolidated Balance Sheets.

•	We use the acquisition method to account for business combinations. Under the acquisition method of accounting, we recognize the assets acquired and liabilities assumed at their fair value on the acquisition date. Goodwill is measured as the excess of the consideration transferred over the net assets acquired. The acquisition method of accounting requires us to exercise judgment and make significant estimates and assumptions regarding the fair value of the assets acquired and liabilities assumed, including the fair values of inventory, unearned revenue, warranty liabilities, identifiable intangible assets and deferred tax asset valuation allowances. This method also requires us to refine these estimates over a one-year measurement period to reflect information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the asset and liabilities recorded on that date, which could affect our net income.

•	We evaluate the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. When evaluating whether goodwill is impaired, we first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. If we determine that the two-step quantitative test is necessary, then we compare the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, then the amount of the impairment loss is measured. We passed the qualitative assessment in 2014; therefore, we did not complete a quantitative assessment. As a result, there were no impairment losses recognized during 2014, 2013 or 2012.

Results of Operations

The following table presents selected financial information derived from our consolidated statements of income expressed as a percentage of sales for the years indicated.

Year Ended December 31,	2014	2013	2012
Sales
Carrier Networks Division	81.0%	78.0%	79.3%
Enterprise Networks Division	19.0	22.0	20.7

Total sales	100.0%	100.0%	100.0%
Cost of sales	50.6	51.9	49.0

Gross profit	49.4	48.1	51.0
Selling, general and administrative expenses	20.9	20.2	21.7
Research and development expenses	21.0	20.4	20.3

Operating income	7.5	7.6	9.1
Interest and dividend income	0.8	1.1	1.2
Interest expense	(0.1)	(0.4)	(0.4)
Net realized investment gain	1.2	1.3	1.5
Other income (expense), net	0.2	(0.1)	—
Gain on bargain purchase of a business	—	—	0.3

Income before provision for income taxes	9.5	9.5	11.8
Provision for income taxes	(2.4)	(2.3)	(4.1)

Net income	7.1%	7.1%	7.6%

Acquisition Expenses

On May 4, 2012, we closed on the acquisition of the NSN BBA business. Acquisition related expenses, amortizations and adjustments for the years ended December 31, 2014, 2013 and 2012 for this transaction is as follows:

(In Thousands)	2014	2013	2012
Amortization of acquired intangible assets	$1,153	$1,174	$762
Amortization of other purchase accounting adjustments	1,117	1,378	2,305
Acquisition related professional fees, travel and other expenses	282	345	4,860

Total acquisition related expenses, amortizations and adjustments	2,552	2,897	7,927
Tax effect	(791)	(898)	(2,589)

Total acquisition related expenses, amortizations and adjustments, net of tax	$1,761	$1,999	$5,338

The acquisition related expenses, amortizations and adjustments above were recorded in the following Consolidated Statements of Income categories for the years ended December 31, 2014, 2013 and 2012:

(In Thousands)	2014	2013	2012
Revenue (adjustments to unearned revenue recognized in the period)	$595	$856	$1,225
Cost of goods sold	171	196	946

Subtotal	766	1,052	2,171

Selling, general and administrative expenses	311	399	4,510
Research and development expenses	1,475	1,446	1,246

Subtotal	1,786	1,845	5,756

Total acquisition related expenses, amortizations and adjustments	2,552	2,897	7,927
Tax effect	(791)	(898)	(2,589)

Total acquisition related expenses, amortizations and adjustments, net of tax	$1,761	$1,999	$5,338

2014 Compared to 2013

Sales

Our sales decreased 1.8% from $641.7 million in 2013 to $630.0 million in 2014. The decrease in sales is primarily attributable to a $27.2 million decrease in sales of our HDSL and other legacy products and a $12.2 million decrease in sales of our Internetworking products, partially offset by a $27.9 million increase in sales of our Broadband Access products.

Carrier Networks sales increased 1.9% from $500.7 million in 2013 to $510.4 million in 2014. The increase in sales is primarily attributable to increases in sales of Broadband Access products, Internetworking products, and Optical products, partially offset by a decrease in sales of our HDSL and other legacy products. The increase in sales of our Broadband Access products is primarily attributable to an increase in hiX product sales in the EMEA region. The increase in sales of our Internetworking products is primarily attributable to increases in Carrier Ethernet sales and FTTP ONT sales to carriers in North America. The increase in sales of our Optical products is primarily attributable to increased sales of Optical products for broadband access globally and increased sales of our OPTI-6100 products to a domestic tier 1 carrier for Ethernet services to enterprises for wireless backhaul. The decreases in sales of HDSL and other legacy products in North America have been expected as customers continue to upgrade their networks to deliver higher bandwidth services by migrating to newer technologies, including to our core products from our Broadband Access, Internetworking and Optical product lines. While we expect that revenues from HDSL and our other legacy products will continue to decline over time, these revenues may continue for years because of the time required for our customers to transition to newer technologies.

Enterprise Networks sales decreased 15.2% from $141.0 million in 2013 to $119.6 million in 2014. The decrease is attributable to a decrease in sales of our Internetworking products. The decrease in sales of our Internetworking products for this division is primarily attributable to softer demand in North America and an inventory reduction, primarily at two distribution partners. Internetworking product sales attributable to Enterprise Networks were 93.6% of the division’s sales in 2014 and 2013. Legacy products primarily comprise the remainder of Enterprise Networks sales. Enterprise Networks sales as a percentage of total sales decreased from 22.0% in 2013 to 19.0% in 2014.

International sales, which are included in the Carrier Networks and Enterprise Networks amounts discussed above, increased 33.9% from $185.7 million in 2013 to $248.6 million in 2014. International sales, as a percentage of total sales, increased from 28.9% in 2013 to 39.5% in 2014. The increase in international sales is primarily attributable to increases in sales in the EMEA region and Latin America, partially offset by a decrease in sales in the Asia-Pacific region.

Carrier Systems product sales increased $14.8 million in 2014 compared to 2013 primarily due to a $27.9 million increase in Broadband Access product sales, partially offset by a $12.8 million decrease in legacy product sales. The increase in Carrier Systems product sales is primarily attributable to the factors discussed above.

Business Networking product sales decreased $11.9 million in 2014 compared to 2013 primarily due to a $19.9 million decrease in Internetworking product sales in the EN division, partially offset by a $7.7 million increase in Internetworking product sales in the CN division. The changes in sales of our Internetworking products in both of our divisions are primarily attributable to the factors discussed above.

Loop Access product sales decreased $14.7 million in 2014 compared to 2013 primarily due to a $13.8 million decrease in HDSL product sales, which is further discussed above.

Cost of Sales

As a percentage of sales, cost of sales decreased from 51.9% in 2013 to 50.6% in 2014. The decrease is primarily attributable to improving gross margins in our international business, primarily related to lower product costs, partially offset by shifts in domestic customer mix and a higher services mix.

Carrier Networks cost of sales decreased from 53.4% of sales in 2013 to 52.3% of sales in 2014. The decrease in Carrier Networks cost of sales as a percentage of sales is primarily attributable to improving gross margins in our international business, partially offset by shifts in domestic customer mix and a higher services mix.

Enterprise Networks cost of sales decreased from 46.3% of sales in 2013 to 43.1% of sales in 2014. The decrease in Enterprise Networks cost of sales as a percentage of sales is primarily attributable to shifts in customer mix and lower product costs.

An important part of our strategy is to reduce the product cost of each succeeding product generation and then to lower the product’s price based on the cost savings achieved. This may cause variations in our gross profit percentage due to timing differences between the recognition of cost reductions and the lowering of product selling prices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 2.0% from $129.4 million in 2013 to $132.0 million in 2014. Selling, general and administrative expenses include personnel costs for administration, finance, information systems, human resources, sales and marketing, and general management, as well as rent, utilities, legal and accounting expenses, bad debt expense, advertising, promotional material, trade show expenses, and related travel costs. The increase in selling, general and administrative expenses is primarily attributable to increases in travel expenses, marketing expenses, contract services, and legal expenses, partially offset by a decrease in compensation expense. The increase in travel and marketing expenses is primarily attributable to our increased participation in trade shows in the U.S. and the EMEA region.

Selling, general and administrative expenses as a percentage of sales increased from 20.2% for the year ended December 31, 2013 to 20.9% for the year ended December 31, 2014. Selling, general and administrative expenses as a percentage of sales will generally fluctuate whenever there is a significant fluctuation in revenues for the periods being compared.

Research and Development Expenses

Research and development expenses increased 0.9% from $131.1 million in 2013 to $132.3 million in 2014. The increase in research and development expenses is primarily attributable to increases in compensation costs and travel expenses, partially offset by a decrease in independent contractor expense.

Research and development expenses as a percentage of sales increased from 20.4% for the year ended December 31, 2013 to 21.0% for the year ended December 31, 2014. Research and development expenses as a percentage of sales will fluctuate whenever there are incremental product development activities or a significant fluctuation in revenues for the periods being compared.

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

Interest and Dividend Income

Interest and dividend income decreased from $7.0 million in 2013 to $5.0 million in 2014. The decrease in interest and dividend income is primarily attributable to an $18.3 million reduction of restricted funds that serves as a collateral deposit against our taxable revenue bond during the first quarter of 2014 and a reduction in the interest rate of that investment from 4.8% to 1.6% (see “Interest Expense” below for corresponding decrease in the interest rate of our taxable revenue bond). See “Liquidity and Capital Resources” below for additional information on our taxable revenue bond.

Interest Expense

Interest expense, which is primarily related to our taxable revenue bond, decreased from $2.3 million in 2013 to $0.7 million in 2014. The decrease is primarily attributable to a $16.5 million principal payment made on our taxable revenue bond during the first quarter of 2014. In connection with this payment, we negotiated a reduction in the interest rate of that bond from 5.0% to 2.0%, and, as noted above, a reduction in the interest rate on the collateral supporting the bond. See “Liquidity and Capital Resources” below for additional information on our taxable revenue bond.

Net Realized Investment Gain

Net realized investment gain decreased from $8.6 million in 2013 to $7.3 million in 2014. The decrease in realized investment gains is primarily attributable to lower gains from the sale of equity securities in 2014. See “Investing Activities” in “Liquidity and Capital Resources” below for additional information.

Other Income (Expense), net

Other income (expense), net, comprised primarily of miscellaneous income, gains and losses resulting from foreign currency exchange rate movements, and investment account management fees, changed from $0.9 million of expense in 2013 to $1.2 million of income in 2014. The change is primarily attributable to a $2.4 million gain recorded in the fourth quarter of 2014 related to the settlement of working capital items from an acquisition transaction that closed in 2012, partially offset by investment account management fees.

Income Taxes

Our effective tax rate increased from 24.7% in 2013 to 25.5% in 2014. The increase in the effective tax rate between the two periods is primarily attributable to two years of research tax credits being recognized in 2013, partially offset by an additional foreign tax benefit from the elimination of a valuation allowance recorded in 2014. Based upon our results of operations in 2014 and expected profitability in future years in a certain international jurisdiction, we concluded that it is more likely than not certain foreign deferred tax assets will be realized.

Net Income

As a result of the above factors, net income decreased from $45.8 million in 2013 to $44.6 million in 2014. As a percentage of sales, net income was 7.1% in 2013 and 2014.

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

Carrier Networks sales increased 1.8% from $492.1 million in 2012 to $500.7 million in 2013. The increase in sales is primarily attributable to increases in sales of Broadband Access products, Internetworking products, and Optical products, partially offset by a decrease in sales of our HDSL products. The increase in sales of our Broadband Access products is primarily attributable to initial VDSL2 vectoring technology shipments to Europe, partially offset by fluctuations in project installation activities at a Latin American carrier. The increase in sales of our Internetworking products is primarily attributable to an improved spending environment and increases in EFM NTE sales and FTTP ONT sales to carriers. The increase in sales of our Optical products is primarily attributable to a technology shift from TDM and SONET/SDH architectures to Ethernet-based packet networks. We offer Ethernet-based solutions within our Optical products that address this technology change, and we expect sales of our Optical products will increase over time due to this transition. The decrease in sales of HDSL and other legacy products has been expected as customers continue to upgrade their networks to deliver higher bandwidth services by migrating to newer technologies, including to our core products from our Broadband Access, Internetworking and Optical product lines. While we expect that revenues from HDSL and our other legacy products will continue to decline over time, these revenues may continue for years because of the time required for our customers to transition to newer technologies.

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

At December 31, 2014, cash on hand was $73.4 million and short-term investments were $46.9 million, which placed our short-term liquidity at $120.4 million. At December 31, 2013, our cash on hand of $58.3 million and short-term investments of $105.8 million placed our short-term liquidity at $164.1 million. The decrease in short-term liquidity from 2013 to 2014 primarily reflects funds used for share repurchases, shareholder dividends, and equipment acquisitions, partially offset by funds provided by our operating activities and proceeds from stock option exercises.

Operating Activities

Our working capital, which consists of current assets less current liabilities, decreased 16.3% from $277.3 million as of December 31, 2013 to $232.1 million as of December 31, 2014. The quick ratio, defined as cash and cash equivalents, short-term investments, and net accounts receivable, divided by current liabilities, decreased from 2.44 as of December 31, 2013 to 1.74 as of December 31, 2014. The current ratio, defined as current assets divided by current liabilities, decreased from 3.71 as of December 31, 2013 to 2.95 as of December 31, 2014. The changes in our working capital, quick ratio and current ratio are primarily attributable to a decrease in short-term investments and an increase in accounts payable and income tax payable, partially offset by an increase in other receivables. Short-term investments were used to fund share repurchases during 2014.

Net accounts receivable increased 0.4% from $85.8 million at December 31, 2013 to $86.2 million at December 31, 2014. Our allowance for doubtful accounts was $0.1 million at December 31, 2013 and 2014. Quarterly accounts receivable days sales outstanding (DSO) increased from 50 days as of December 31, 2013 to 55 days as of December 31, 2014. The change in net accounts receivable and DSO is due to changes in customer mix and the timing of sales and collections during the quarter. Certain international customers can have longer payment terms than U.S. customers. Other receivables increased from $18.2 million at December 31, 2013 to $35.6 million at December 31, 2014. The increase in other receivables is primarily attributable to the timing of filing returns and collections of value-added tax receivables in our international subsidiaries. At December 31, 2014 and 2013, other receivables also included a receivable for additional consideration due from NSN for settlement of the working capital items. Other receivables will also fluctuate due to the timing of shipments and collections for materials supplied to our contract manufacturers during the quarter.

Quarterly inventory turnover decreased from 3.6 turns as of December 31, 2013 to 3.5 turns as of December 31, 2014. Inventory decreased 3.8% from $90.1 million at December 31, 2013 to $86.7 million at December 31, 2014. We expect inventory levels to fluctuate as we attempt to maintain sufficient inventory in response to seasonal cycles of our business ensuring competitive lead times while managing the risk of inventory obsolescence that may occur due to rapidly changing technology and customer demand.

Accounts payable increased 16.8% from $48.3 million at December 31, 2013 to $56.4 million at December 31, 2014. Accounts payable will fluctuate due to variations in the timing of the receipt of supplies, inventory and services and our subsequent payments for these purchases.

Investing Activities

Capital expenditures totaled approximately $11.3 million, $8.2 million and $12.3 million for the years ended December 31, 2014, 2013 and 2012, respectively. These expenditures were primarily used to purchase computer hardware, software and manufacturing and test equipment.

On May 4, 2012, we acquired the NSN BBA business. This acquisition provides us with an established customer base in key markets and complementary, market-focused products and was accounted for as a business combination. Upon acquisition, we received a cash payment of $7.5 million from NSN and recorded a bargain purchase gain of $1.8 million, net of income taxes, subject to customary working capital adjustments between the parties as defined in the purchase agreement. During the fourth quarter of 2014, the parties settled final working capital items, and as a result, we recorded a $2.4 million gain in other income (expense), net. Additionally, $3.5 million is included in other receivables at December 31, 2014 for additional consideration due from NSN related to the settlement of the working capital items. This receivable was subsequently collected in January 2015.

Our combined short-term and long-term investments decreased $87.4 million from $415.0 million at December 31, 2013 to $327.6 million at December 31, 2014. This decrease reflects the impact of our cash needs for share repurchases, shareholder dividends, equipment acquisitions, as well as net realized and unrealized losses and amortization of net premiums on our combined investments, partially offset by additional funds available for investment provided by our operating activities and stock option exercises by our employees.

We invest all available cash not required for immediate use in operations primarily in securities that we believe bear minimal risk of loss. At December 31, 2014 these investments included corporate bonds of $111.3 million, municipal fixed-rate bonds of $127.8 million and municipal variable rate demand notes of $2.5 million. At December 31, 2013, these investments included corporate bonds of $166.9 million, municipal fixed-rate bonds of $136.3 million and municipal variable rate demand notes of $8.3 million. As of December 31, 2014, our corporate bonds, municipal fixed-rate bonds, and municipal variable rate demand notes were classified as available-for-sale and had a combined duration of 0.9 years with an average credit rating of AA-. Because our bond portfolio has a high quality rating and contractual maturities of a short duration, we are able to obtain prices for these bonds derived from observable market inputs, or for similar securities traded in an active market, on a daily basis.

Our long-term investments decreased 9.2% from $309.2 million at December 31, 2013 to $280.6 million at December 31, 2014. Long-term investments at December 31, 2014 and December 31, 2013 included an investment in a certificate of deposit of $30.0 million and $48.3 million, respectively, which serves as collateral for our revenue bonds, as discussed below. We have investments in various marketable equity securities classified as long-term investments at a cost of $26.4 million and $24.7 million, and with a fair value of $38.3 million and $38.5 million, at December 31, 2014 and December 31, 2013, respectively.

Long-term investments at December 31, 2014 and 2013 also included $16.3 million and $15.1 million, respectively, related to our deferred compensation plan, and $1.5 million and $1.7 million, respectively, of other investments carried at cost, consisting of interests in two private equity funds and an investment in a privately held telecommunications equipment manufacturer.

We review our investment portfolio for potential “other-than-temporary” declines in value on an individual investment basis. We assess, on a quarterly basis, significant declines in value which may be considered other-than-temporary and, if necessary, recognize and record the appropriate charge to write-down the carrying value of such investments. In making this assessment, we take into consideration qualitative and quantitative information, including but not limited to the following: the magnitude and duration of historical declines in market prices, credit rating activity, assessments of liquidity, public filings, and statements made by the issuer. We generally begin our identification of potential other-than-temporary impairments by reviewing any security with a fair value that has declined from its original or adjusted cost basis by 25% or more for six or more consecutive months. We then evaluate the individual security based on the previously identified factors to determine the amount of the write-down, if any. For the years ended December 31, 2014, 2013, and 2012, we recorded charges of $0.1 million, $25 thousand and $0.7 million, respectively, related to the other-than-temporary impairment of certain publicly traded equity securities and our deferred compensation plan assets.

Financing Activities

In conjunction with an expansion of our Huntsville, Alabama, facility, we were approved for participation in an incentive program offered by the State of Alabama Industrial Development Authority (the “Authority”). Pursuant to the program, on January 13, 1995, the Authority issued $20.0 million of its taxable revenue bonds and loaned the proceeds from the sale of the bonds to ADTRAN. The bonds were originally purchased by AmSouth Bank of Alabama, Birmingham, Alabama (the “Bank”). Wachovia Bank, N.A., Nashville, Tennessee (formerly First Union National Bank of Tennessee) (the “Bondholder”), which was acquired by Wells Fargo & Company on December 31, 2008, purchased the original bonds from the Bank and made further advances to the Authority, bringing the total amount outstanding to $50.0 million. An Amended and Restated Taxable Revenue Bond (“Amended and Restated Bond”) was issued and the original financing agreement was amended. The Amended and Restated Bond bears interest, payable monthly. The interest rate is 2% per annum. The Amended and Restated Bond matures on January 1, 2020. The estimated fair value of the bond using a level 2 valuation technique at December 31, 2014 was approximately $29.7 million, based on a debt security with a comparable interest rate and maturity and a Standard & Poor’s credit rating of AAA. We are required to make payments to the Authority in amounts necessary to pay the interest on the Amended and Restated Bond. Included in long-term investments at December 31, 2014 is $30.0 million which is invested in a restricted certificate of deposit. These funds serve as a collateral deposit against the principal of this bond, and we have the right to set-off the balance of the Bond with the collateral deposit in order to reduce the balance of the indebtedness.

In conjunction with this program, we are eligible to receive certain economic incentives from the state of Alabama that reduce the amount of payroll withholdings that we are required to remit to the state for those employment positions that qualify under the program. For the years ended December 31, 2014, 2013 and 2012, we realized economic incentives related to payroll withholdings totaling $1.3 million, $1.3 million and $1.4 million, respectively.

We made a principal payment of $16.5 million for the year ended December 31, 2014. We did not make a principal payment for the year-ended December 31, 2013. We anticipate making a principal payment in 2015. At December 31, 2014, $1.2 million of the bond debt was classified as a current liability in accounts payable in the Consolidated Balance Sheets.

The following table shows dividends paid to our shareholders in each quarter of 2014, 2013 and 2012. During 2014, 2013 and 2012, we paid shareholder dividends totaling $19.9 million, $21.4 million and $22.8 million, respectively. The Board of Directors presently anticipates that it will declare a regular quarterly dividend so long as the present tax treatment of dividends exists and adequate levels of liquidity are maintained.

Dividends per Common Share
	2014	2013	2012

First Quarter	$0.09	$0.09	$0.09
Second Quarter	$0.09	$0.09	$0.09
Third Quarter	$0.09	$0.09	$0.09
Fourth Quarter	$0.09	$0.09	$0.09

Stock Repurchase Program

Since 1997, our Board of Directors has approved multiple share repurchase programs that have authorized open market repurchase transactions of up to 40.0 million shares of our common stock. On May 14, 2014, our Board of Directors authorized the repurchase of an additional 5.0 million shares of our common stock (bringing the total shares authorized for repurchase to 45.0 million), which commenced upon completion of the repurchase plan announced on May 1, 2013. This new authorization is being implemented through open market or private purchases from time to time as conditions warrant. For the years 2014, 2013 and 2012, we repurchased 3.7 million shares, 5.6 million shares and 1.8 million shares, respectively, for a cost of $80.6 million, $124.3 million and $39.4 million, respectively, at an average price of $21.96, $22.16 and $22.03 per share, respectively. We currently have the authority to purchase an additional 4.8 million shares of our common stock under the current plan approved by the Board of Directors.

Stock Option Exercises

To accommodate employee stock option exercises, we issued 0.1 million shares of treasury stock for $2.8 million during the year ended December 31, 2014, 0.2 million shares of treasury stock for $3.6 million during the year ended December 31, 2013, and 0.4 million shares of treasury stock for $6.0 million during the year ended December 31, 2012.

Off-Balance Sheet Arrangements and Contractual Obligations

We do not have off-balance sheet financing arrangements and have not engaged in any related party transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources.

We have various contractual obligations and commercial commitments. The following table sets forth, in millions, the annual payments we are required to make under contractual cash obligations and other commercial commitments at December 31, 2014.

Contractual Obligations

(In millions)	Total	2015	2016	2017	2018	After 2018
Long-term debt	$30.0	$1.2	$—	$—	$—	$28.8
Interest on long-term debt	3.0	0.6	0.6	0.6	0.6	0.6
Purchase obligations	81.8	78.0	2.7	0.5	0.5	0.1
Operating lease obligations	18.7	4.9	3.7	3.2	1.6	5.3

Totals	$133.5	$84.7	$7.0	$4.3	$2.7	$34.8

We are required to make payments necessary to pay the interest on the Amended and Restated Bond, currently outstanding in the aggregate principal amount of $30.0 million. The bond matures on January 1, 2020, and bears interest at the rate of 2% per annum. Included in long-term investments are $30.0 million of restricted funds, which is a collateral deposit against the principal amount of this bond. We made a principal payment of $16.5 million for the year ended December 31, 2014. We did not make a principal payment for the year-ended December 31, 2013. We anticipate making a principal payment in 2015. At December 31, 2014 and 2013, $1.2 million and $0.3 million, respectively, of the bond debt were classified as a current liability in accounts payable in the Consolidated Balance Sheets. See Note 9 of Notes to Consolidated Financial Statements for additional information.

Purchase obligations primarily relate to open purchase orders to our contract manufacturers, component suppliers, and other vendors.

We have committed to invest up to an aggregate of $7.9 million in two private equity funds, and we have contributed $8.4 million as of December 31, 2014, of which $7.7 million has been applied to these commitments. The additional $0.2 million commitment has been excluded from the table above due to uncertainty of when it will be applied.

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

Subsequent Events

On January 20, 2015, the Board declared a quarterly cash dividend of $0.09 per common share to be paid to shareholders of record at the close of business on February 5, 2015. The quarterly dividend payment was $4.8 million and was paid on February 19, 2015.

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

We maintain depository investments with certain financial institutions. Although these depository investments may exceed government insured depository limits, we have evaluated the credit worthiness of these financial institutions, and determined the risk of material financial loss due to exposure of such credit risk to be minimal. As of December 31, 2014, $69.6 million of our cash and cash equivalents, primarily certain domestic money market funds and foreign depository accounts, were in excess of government provided insured depository limits.

As of December 31, 2014, approximately $258.4 million of our cash and investments may be directly affected by changes in interest rates. We have performed a hypothetical sensitivity analysis assuming market interest rates increase or decrease by 50 basis points (bps) for an entire year, while all other variables remain constant. At December 31, 2014, we held $112.0 million of cash, money market instruments, floating rate corporate bonds and municipal variable rate demand notes where a change in interest rates would impact our interest income. A hypothetical 50 bps decline in interest rates as of December 31, 2014 would reduce annualized interest income on our cash, money market instruments, floating rate corporate bonds and municipal variable rate demand notes by approximately $0.5 million. In addition, we held $239.0 million of municipal and corporate bonds whose fair values may be directly affected by a change in interest rates. A hypothetical 50 bps increase in interest rates as of December 31, 2014 would reduce the fair value of our municipal and corporate bonds by approximately $1.1 million.

As of December 31, 2013, interest income on approximately $329.3 million of our cash and investments was subject to being directly affected by changes in interest rates. We performed a hypothetical sensitivity analysis assuming market interest rates increase or decrease by 50 bps for an entire year, while all other variables remain constant. A hypothetical 50 bps decline in interest rates as of December 31, 2013 would have reduced annualized interest income on our cash, money market instruments, floating rate corporate bonds and municipal variable rate demand notes by approximately $0.7 million. In addition, a hypothetical 50 bps increase in interest rates as of December 31, 2013 would have reduced the fair value of our municipal and corporate bonds by approximately $1.4 million.

We are exposed to changes in foreign currency exchange rates to the extent that such changes affect our revenue and gross margin on revenue derived from international customers, expenses, and assets and liabilities held in non-functional currencies related to our foreign subsidiaries. Our primary exposure to foreign currency exchange rates is with our German subsidiary, whose functional currency is the Euro, and our Australian subsidiary, whose functional currency is the Australian dollar. We are exposed to changes in foreign currency exchange rates to the extent of our German subsidiaries use of contract manufacturers and raw material suppliers whom we pay in U.S. dollars. As a result, changes in currency exchange rates could cause variations in gross margin in the products that we sell in the EMEA region.

We have certain international customers who are invoiced or pay in a non-functional currency. Changes in the monetary exchange rates used to invoice such customers versus the functional currency of the entity billing such customers may adversely affect our results of operations and financial condition. To manage the volatility relating to these typical business exposures, we may enter into various derivative transactions, when appropriate. We do not hold or issue derivative instruments for trading or other speculative purposes. The Saudi Arabian Riyal is the predominant currency of the customers who are billed in their local currency. Taking into account the effects of foreign currency fluctuations of the Riyal versus the Euro, a hypothetical 10% weakening of the Euro as of December 31, 2014 would provide a gain on foreign currency of approximately $0.1 million. Conversely, a hypothetical 10% strengthening of the Euro as of December 31, 2014 would provide a loss on foreign currency of approximately $0.1 million. Any gain or loss would be significantly mitigated by the hedges discussed in the following paragraph.

As of December 31, 2014, we had no material contracts, other than accounts receivable, accounts payable, and loans to a subsidiary, denominated in foreign currencies. As of December 31, 2014, we had forward contracts outstanding with notional amounts totaling €12.5 million ($15.1 million), which mature at various times throughout early 2015. The fair value of these forward contracts was a net asset of approximately $0.2 million as of December 31, 2014.

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

Management assessed the effectiveness of ADTRAN’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on our assessment and those criteria, management has concluded that ADTRAN maintained effective internal control over financial reporting as of December 31, 2014.

The effectiveness of our internal control over financial reporting has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders of ADTRAN, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of ADTRAN, Inc. and its subsidiaries at December 31, 2014 and December 31, 2013 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report On Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Birmingham, Alabama
February 24, 2015

Financial Statements

ADTRAN, INC.

Consolidated Balance Sheets (In thousands, except per share amounts)

December 31, 2014 and 2013

	2014	2013
ASSETS
Current Assets
Cash and cash equivalents	$73,439	$58,298
Short-term investments	46,919	105,760
Accounts receivable, less allowance for doubtful accounts of $136 and $130 at December 31, 2014 and 2013, respectively	86,158	85,814
Other receivables	35,639	18,249
Inventory, net	86,710	90,111
Prepaid expenses	5,129	4,325
Deferred tax assets, net	17,095	17,083

Total Current Assets	351,089	379,640

Property, plant and equipment, net	74,828	76,739
Deferred tax assets, net	17,694	9,622
Goodwill	3,492	3,492
Other assets	10,942	11,180
Long-term investments	280,649	309,225

Total Assets	$738,694	$789,898

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$56,414	$48,282
Unearned revenue	22,762	22,205
Accrued expenses	11,077	12,776
Accrued wages and benefits	13,855	14,040
Income tax payable, net	14,901	5,002

Total Current Liabilities	119,009	102,305

Non-current unearned revenue	10,948	14,643
Other non-current liabilities	30,924	22,144
Bonds payable	28,800	46,200

Total Liabilities	189,681	185,292

Commitments and contingencies (see Note 13)

Stockholders’ Equity
Common stock, par value $0.01 per share; 200,000 shares authorized; 79,652 shares issued and 53,431 shares outstanding at December 31, 2014 and 79,652 shares issued and 56,918 shares outstanding at December 31, 2013	797	797
Additional paid-in capital	241,829	233,511
Accumulated other comprehensive income (loss)	(75)	10,753
Retained earnings	907,751	884,451
Less treasury stock at cost: 26,221 and 22,734 shares at December 31, 2014 and 2013, respectively	(601,289)	(524,906)

Total Stockholders’ Equity	549,013	604,606

Total Liabilities and Stockholders’ Equity	$738,694	$789,898

See notes to consolidated financial statements.

ADTRAN, INC.

Consolidated Statements of Income (In thousands, except per share amounts)

Years ended December 31, 2014, 2013 and 2012

	2014	2013	2012
Sales	$630,007	$641,744	$620,614
Cost of sales	318,680	332,858	303,971

Gross Profit	311,327	308,886	316,643

Selling, general and administrative expenses	131,958	129,366	134,523
Research and development expenses	132,258	131,055	125,951

Operating Income	47,111	48,465	56,169

Interest and dividend income	5,019	7,012	7,657
Interest expense	(677)	(2,325)	(2,347)
Net realized investment gain	7,278	8,614	9,550
Other income (expense), net	1,175	(911)	183
Gain on bargain purchase of a business	—	—	1,753

Income before provision for income taxes	59,906	60,855	72,965

Provision for income taxes	(15,286)	(15,061)	(25,702)

Net Income	$44,620	$45,794	$47,263

Weighted average shares outstanding – basic	55,120	59,001	63,259
Weighted average shares outstanding – diluted	55,482	59,424	63,774

Earnings per common share – basic	$0.81	$0.78	$0.75
Earnings per common share – diluted	$0.80	$0.77	$0.74

See notes to consolidated financial statements.

ADTRAN, INC.

Consolidated Statements of Comprehensive Income (In thousands)

Years ended December 31, 2014, 2013 and 2012

	2014	2013	2012
Net Income	$44,620	$45,794	$47,263

Other Comprehensive Loss, net of tax:

Net unrealized gains (losses) on available-for-sale securities	(1,773)	629	(52)
Defined benefit plan adjustments	(4,866)	1,061	(1,952)
Foreign currency translation	(4,189)	(2,205)	170

Other Comprehensive Loss, net of tax	$(10,828)	$(515)	$(1,834)

Comprehensive Income, net of tax	$33,792	$45,279	$45,429

See notes to consolidated financial statements.

ADTRAN, INC.

Consolidated Statements of Changes in Stockholders’ Equity (In thousands)

Years ended December 31, 2014, 2013 and 2012

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance, December 31, 2011	79,652	$797	$213,560	$840,206	$(375,534)	$13,102	$692,131
Net income				47,263			47,263
Other comprehensive loss, net of tax						(1,834)	(1,834)
Dividend payments				(22,813)			(22,813)
Dividends accrued for unvested restricted stock units				15			15
Stock options exercised				(2,659)	8,708		6,049
Restricted stock units vested			(212)	(547)	547		(212)
Purchase of treasury stock: 1,786 shares					(39,362)		(39,362)
Income tax benefit from exercise of stock options			1,905				1,905
Stock-based compensation expense			9,264				9,264

Balance, December 31, 2012	79,652	$797	$224,517	$861,465	$(405,641)	$11,268	$692,406
Net income				45,794			45,794
Other comprehensive loss, net of tax						(515)	(515)
Dividend payments				(21,412)			(21,412)
Dividends accrued for unvested restricted stock units				(23)			(23)
Stock options exercised				(762)	4,391		3,629
Restricted stock units vested			(248)	(611)	611		(248)
Purchase of treasury stock: 5,608 shares					(124,267)		(124,267)
Income tax benefit from exercise of stock options			169				169
Stock-based compensation expense			9,073				9,073

Balance, December 31, 2013	79,652	$797	$233,511	$884,451	$(524,906)	$10,753	$604,606
Net income				44,620			44,620
Other comprehensive loss, net of tax						(10,828)	(10,828)
Dividend payments				(19,947)			(19,947)
Dividends accrued for unvested restricted stock units				(19)			(19)
Stock options exercised				(558)	3,397		2,839
Restricted stock units vested			(326)	(796)	796		(326)
Purchase of treasury stock: 3,669 shares					(80,576)		(80,576)
Income tax benefit from exercise of stock options			81				81
Stock-based compensation expense			8,563				8,563

Balance, December 31, 2014	79,652	$797	$241,829	$907,751	$(601,289)	$(75)	$549,013

We issued 182 shares, 217 shares and 393 shares of treasury stock to accommodate employee stock option exercises, vesting of restricted stock, and vesting of restricted stock units during 2014, 2013 and 2012, respectively.

See notes to consolidated financial statements.

ADTRAN, INC.

Consolidated Statements of Cash Flows (In thousands)

Years ended December 31, 2014, 2013 and 2012

	2014	2013	2012
Cash flows from operating activities
Net income	$44,620	$45,794	$47,263
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,845	14,628	14,079
Amortization of net premium on available-for-sale investments	4,360	5,956	8,257
Net realized gain on long-term investments	(7,278)	(8,614)	(9,550)
Net (gain) loss on disposal of property, plant and equipment	142	3	(214)
Gain on bargain purchase of a business	—	—	(1,753)
Stock-based compensation expense	8,563	9,073	9,264
Deferred income taxes	(5,526)	(4,058)	(3,785)
Tax benefit from stock option exercises	81	169	1,905
Excess tax benefits from stock-based compensation arrangements	(63)	(158)	(1,456)
Change in operating assets and liabilities:
Accounts receivable, net	(2,769)	(5,541)	(2,847)
Other receivables	(20,439)	(1,549)	2,977
Inventory	1,953	10,265	8,333
Prepaid expenses and other assets	(3,627)	(11)	(1,045)
Accounts payable	9,973	5,206	7,510
Accrued expenses and other liabilities	(166)	(15,146)	8,895
Income taxes payable, net	11,168	3,747	(1,960)

Net cash provided by operating activities	55,837	59,764	85,873

Cash flows from investing activities
Purchases of property, plant and equipment	(11,256)	(8,173)	(12,320)
Proceeds from disposals of property, plant and equipment	1	—	266
Proceeds from sales and maturities of available-for-sale investments	230,019	343,567	282,039
Purchases of available-for-sale investments	(142,695)	(261,625)	(282,740)
Acquisition of business, net of cash acquired	—	—	7,496

Net cash provided by (used in) investing activities	76,069	73,769	(5,259)

Cash flows from financing activities
Proceeds from stock option exercises	2,839	3,629	6,049
Purchases of treasury stock	(80,576)	(124,267)	(39,362)
Dividend payments	(19,947)	(21,412)	(22,813)
Payments on long-term debt	(16,500)	—	(500)
Excess tax benefits from stock-based compensation arrangements	63	158	1,456

Net cash used in financing activities	(114,121)	(141,892)	(55,170)

Net increase (decrease) in cash and cash equivalents	17,785	(8,359)	25,444
Effect of exchange rate changes	(2,644)	(1,800)	34
Cash and cash equivalents, beginning of year	58,298	68,457	42,979

Cash and cash equivalents, end of year	$73,439	$58,298	$68,457

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$758	$2,325	$2,348
Cash paid during the year for income taxes	$9,856	$15,431	$31,021
Supplemental disclosure of non-cash investing activities
Purchases of property, plant and equipment included in accounts payable	$467	$444	$108

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

Changes in Classifications

We corrected immaterial misclassifications between the operating and investing sections of our consolidated statements of cash flows and adjusted our 2012 cash flows in these categories by $0.2 million, in order to be consistent with the 2014 and 2013 presentation.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expense during the reporting period. Our more significant estimates include the obsolete and excess inventory reserves, warranty reserves, customer rebates, determination of the deferred revenue components of multiple element sales agreements, estimated costs to complete obligations associated with deferred revenues, estimated income tax provision and income tax contingencies, the fair value of stock-based compensation, impairment of goodwill, valuation and estimated lives of intangible assets, estimated pension liability, fair value of investments, and the evaluation of other-than-temporary declines in the value of investments. Actual amounts could differ significantly from these estimates.

Cash and Cash Equivalents

Cash and cash equivalents represent demand deposits, money market funds, and short-term investments classified as available-for-sale with original maturities of three months or less. We maintain depository investments with certain financial institutions. Although these depository investments may exceed government insured depository limits, we have evaluated the credit worthiness of these applicable financial institutions, and determined the risk of material financial loss due to the exposure of such credit risk to be minimal. As of December 31, 2014, $69.6 million of our cash and cash equivalents, primarily certain domestic money market funds and foreign depository accounts, were in excess of government provided insured depository limits.

Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the immediate or short-term maturity of these financial instruments. The carrying amount reported for bonds payable was $30.0 million, compared to an estimated fair value of $29.7 million, based on a debt security with a comparable interest rate and maturity and a Standard & Poor’s credit rating of AAA.

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

Long-term investments represent a restricted certificate of deposit held at cost, municipal fixed-rate bonds, corporate bonds, deferred compensation plan assets, marketable equity securities, and other equity investments. Marketable equity securities are reported at fair value as determined by the most recently traded price of the securities at the balance sheet date, although the securities may not be readily marketable due to the size of the available market. Unrealized gains and losses, net of tax, are reported as a separate component of stockholders’ equity. Realized gains and losses on sales of securities are computed under the specific identification method and are included in current income. We periodically review our investment portfolio for investments considered to have sustained an other-than-temporary decline in value. Impairment charges for other-than-temporary declines in value are recorded as realized losses in the accompanying consolidated statements of income. All of our investments at December 31, 2014 and 2013 are classified as available-for-sale securities. See Note 4 of Notes to Consolidated Financial Statements for additional information.

Accounts Receivable

We record accounts receivable at net realizable value. Prior to issuing payment terms to a new customer, we perform a detailed credit review of the customer. Credit limits are established for each new customer based on the results of this credit review. Payment terms are established for each new customer, and collection experience is reviewed periodically in order to determine if the customer’s payment terms and credit limits need to be revised. At December 31, 2014, two customers accounted for 24.5% of our total accounts receivable. At December 31, 2013, one customer accounted for 13.1% of our total accounts receivable.

We maintain an allowance for doubtful accounts for losses resulting from the inability of our customers to make required payments. We regularly review the allowance for doubtful accounts and consider factors such as the age of accounts receivable balances, the current economic conditions that may affect a customer’s ability to pay, significant one-time events and our historical experience. If the financial condition of a customer deteriorates, resulting in an impairment of their ability to make payments, we may be required to record an allowance for doubtful accounts. If circumstances change with regard to individual receivable balances that have previously been determined to be uncollectible (and for which a specific reserve has been established), a reduction in our allowance for doubtful accounts may be required. Our allowance for doubtful accounts was $0.1 million at December 31, 2014 and December 31, 2013.

Other Receivables

Other receivables are comprised primarily of amounts due from subcontract manufacturers for product component transfers, accrued interest on investments and on a restricted certificate of deposit, amounts due from various jurisdictions for value-added tax, and amounts due from employee stock option exercises. At December 31, 2014 and 2013, other receivables also included a receivable due from NSN related to working capital items settled during the fourth quarter of 2014 and collected in January 2015.

Inventory

Inventory is carried at the lower of cost or market, with cost being determined using the first-in, first-out method. Standard costs for material, labor and manufacturing overhead are used to value inventory. Standard costs are updated at least quarterly; therefore, inventory costs approximate actual costs at the end of each reporting period. We establish reserves for estimated excess, obsolete or unmarketable inventory equal to the difference between the cost of the inventory and the estimated fair value of the inventory based upon assumptions about future demand and market conditions. When we dispose of excess and obsolete inventories, the related disposals are charged against the inventory reserve. See Note 6 of Notes to Consolidated Financial Statements for additional information.

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

Liability for Warranty

Our products generally include warranties of 90 days to ten years for product defects. We accrue for warranty returns at the time revenue is recognized based on our estimate of the cost to repair or replace the defective products. We engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers. Our products continue to become more complex in both size and functionality as many of our product offerings migrate from line card applications to systems products. The increasing complexity of our products will cause warranty incidences, when they arise, to be more costly. Our estimates regarding future warranty obligations may change due to product failure rates, material usage, and other rework costs incurred in correcting a product failure. In addition, from time to time, specific warranty accruals may be recorded if unforeseen problems arise. Should our actual experience relative to these factors be worse than our estimates, we will be required to record additional warranty expense. Alternatively, if we provide for more reserves than we require, we will reverse a portion of such provisions in future periods. The liability for warranty obligations totaled $8.4 million and $9.0 million at December 31, 2014 and 2013, respectively. These liabilities are included in accrued expenses in the accompanying consolidated balance sheets.

A summary of warranty expense and write-off activity for the years ended December 31, 2014, 2013 and 2012 is as follows:

Year Ended December 31,	2014	2013	2012
(In thousands)
Balance at beginning of period	$8,977	$9,653	$4,118
Plus: Amounts charged to cost and expenses	3,103	4,051	5,363
Amounts assumed on acquisition	—	—	3,781
Less: Deductions	(3,665)	(4,727)	(3,609)

Balance at end of period	$8,415	$8,977	$9,653

Pension Benefit Plan Obligations

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

Under the provisions of our approved plans, we made grants of performance-based restricted stock units to certain of our executive officers in 2014, 2013, and 2012. The restricted stock units are subject to a market condition based on the relative total shareholder return of ADTRAN against all the companies in the NASDAQ Telecommunications Index and vest at the end of a three-year performance period. The restricted stock units are converted into shares of common stock upon vesting. Depending on the relative total shareholder return over the performance period, the executive officers may earn from 0% to 150% of the number of restricted stock units granted. The fair value of the award is based on the market price of our common stock on the date of grant, adjusted for the expected outcome of the impact of market conditions using a Monte Carlo Simulation valuation method. The recipients of the restricted stock units also earn dividend credits during the performance period, which will be paid in cash upon the issuance of common stock for the restricted stock units.

Stock-based compensation expense recognized in 2014, 2013 and 2012 was approximately $8.6 million, $9.1 million and $9.3 million, respectively. As of December 31, 2014, total compensation cost related to non-vested stock options, restricted stock units and restricted stock not yet recognized was approximately $17.7 million, which is expected to be recognized over an average remaining recognition period of 2.8 years. See Note 3 of Notes to Consolidated Financial Statements for additional information.

Impairment of Long-Lived Assets

We review long-lived assets used in operations for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and the undiscounted cash flows estimated to be generated by the asset are less than the asset’s carrying value. An impairment loss would be recognized in the amount by which the recorded value of the asset exceeds the fair value of the asset, measured by the quoted market price of an asset or an estimate based on the best information available in the circumstances. There were no impairment losses recognized during 2014, 2013 or 2012.

Goodwill and Purchased Intangible Assets

We evaluate the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. When evaluating whether goodwill is impaired, we first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. If we determine that the two-step quantitative test is necessary, then we compare the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, then the amount of the impairment loss is measured. There were no impairment losses recognized during 2014, 2013 or 2012. Purchased intangible assets with finite lives are carried at cost, less accumulated amortization. Amortization is recorded over the estimated useful lives of the respective assets, which is 2.5 to 14 years.

Research and Development Costs

Research and development costs include compensation for engineers and support personnel, outside contracted services, depreciation and material costs associated with new product development, the enhancement of current products, and product cost reductions. We continually evaluate new product opportunities and engage in intensive research and product development efforts. Research and development costs totaled $132.3 million, $131.1 million and $126.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Other Comprehensive Income

Other comprehensive income consists of unrealized gains (losses) on available-for-sale securities, reclassification adjustments for amounts included in net income related to impairments of available-for-sale securities and realized gains (losses) on available-for-sale securities, defined benefit plan adjustments and foreign currency translation adjustments.

The following table presents changes in accumulated other comprehensive income, net of tax, by component for the years ended December 31, 2012, 2013 and 2014:

(In thousands)	Unrealized Gains (Losses) on Available- for-Sale Securities	Defined Benefit Plan Adjustments	Foreign Currency Adjustments	Total
Balance at December 31, 2011	$10,160	$—	$2,942	$13,102
Other comprehensive income (loss) before reclassifications	5,426	(1,952)	170	3,644
Amounts reclassified from accumulated other comprehensive income	(5,478)	—	—	(5,478)

Balance at December 31, 2012	$10,108	$(1,952)	$3,112	$11,268
Other comprehensive income (loss) before reclassifications	5,508	1,061	(2,205)	4,364
Amounts reclassified from accumulated other comprehensive income	(4,879)	—	—	(4,879)

Balance at December 31, 2013	$10,737	$(891)	$907	$10,753
Other comprehensive income (loss) before reclassifications	2,363	(4,866)	(4,189)	(6,692)
Amounts reclassified from accumulated other comprehensive income	(4,136)	—	—	(4,136)

Balance at December 31, 2014	$8,964	$(5,757)	$(3,282)	$(75)

The following tables present the details of reclassifications out of accumulated other comprehensive income for the years ended December 31, 2014, 2013 and 2012:

(In thousands)	2014
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income Is Presented
Unrealized gains (losses) on available-for-sale securities:
Net realized gain on sales of securities	$6,895	Net realized investment gain
Impairment expense	(115)	Net realized investment gain

Total reclassifications for the period, before tax	6,780
Tax (expense) benefit	(2,644)

Total reclassifications for the period, net of tax	$4,136

(In thousands)	2013
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income Is Presented
Unrealized gains (losses) on available-for-sale securities:
Net realized gain on sales of securities	$8,023	Net realized investment gain
Impairment expense	(25)	Net realized investment gain

Total reclassifications for the period, before tax	7,998
Tax (expense) benefit	(3,119)

Total reclassifications for the period, net of tax	$4,879

(In thousands)	2012
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income Is Presented
Unrealized gains (losses) on available-for-sale securities:
Net realized gain on sales of securities	$9,662	Net realized investment gain
Impairment expense	(682)	Net realized investment gain

Total reclassifications for the period, before tax	8,980
Tax (expense) benefit	(3,502)

Total reclassifications for the period, net of tax	$5,478

The following tables present the tax effects related to the change in each component of other comprehensive income for the years ended December 31, 2014, 2013 and 2012:

	2014
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Unrealized gains (losses) on available-for-sale securities	$3,874	$(1,511)	$2,363
Reclassification adjustment for amounts included in net income	(6,780)	2,644	(4,136)
Defined benefit plan adjustments	(7,052)	2,186	(4,866)
Foreign currency translation adjustment	(4,189)	—	(4,189)

Total Other Comprehensive Income (Loss)	$(14,147)	$3,319	$(10,828)

	2013
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Unrealized gains (losses) on available-for-sale securities	$9,030	$(3,522)	$5,508
Reclassification adjustment for amounts included in net income	(7,998)	3,119	(4,879)
Defined benefit plan adjustments	1,061	—	1,061
Foreign currency translation adjustment	(2,205)	—	(2,205)

Total Other Comprehensive Income (Loss)	$(112)	$(403)	$(515)

	2012
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Unrealized gains (losses) on available-for-sale securities	$8,895	$(3,469)	$5,426
Reclassification adjustment for amounts included in net income	(8,980)	3,502	(5,478)
Defined benefit plan adjustments	(1,952)	—	(1,952)
Foreign currency translation adjustment	170	—	170

Total Other Comprehensive Income (Loss)	$(1,867)	$33	$(1,834)

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

Foreign Currency

We record transactions denominated in foreign currencies on a monthly basis using exchange rates from throughout the year. Assets and liabilities denominated in foreign currencies are translated at the balance sheet dates using the closing rates of exchange between those foreign currencies and the functional currency with any transaction gains or losses reported in other income (expense). Our primary exposure to foreign currency exchange rate movements is with our German subsidiary, whose functional currency is the Euro, and our Australian subsidiary, whose functional currency is the Australian dollar. Adjustments resulting from translating financial statements of international subsidiaries are recorded as a component of accumulated other comprehensive income (loss).

Revenue Recognition

Revenue is generally recognized when persuasive evidence of an arrangement exists, delivery has occurred, the product price is fixed or determinable, collection of the resulting receivable is reasonably assured, and product returns are reasonably estimable. For product sales, revenue is generally recognized upon shipment of the product to our customer in accordance with the title transfer terms of the sales agreement, generally FOB shipping point. In the case of consigned inventory, revenue is recognized when the end customer assumes ownership of the product. Contracts that contain multiple deliverables are evaluated to determine the units of accounting, and the consideration from the arrangement is allocated to each unit of accounting based on the relative selling price and corresponding terms of the contract. We use vendor-specific objective evidence of selling price. When this evidence is not available, we are generally not able to determine third-party evidence of selling price because of the extent of customization among competing products or services from other companies. In these instances, we use best estimates to allocate consideration to each respective unit of accounting. These estimates include analysis of respective bills of material and review and analysis of similar product and service offerings. We record revenue associated with installation services when respective contractual obligations are complete. In instances where customer acceptance is required, revenue is deferred until respective acceptance criteria have been met. Contracts that include both installation services and product sales are evaluated for revenue recognition in accordance with contract terms. As a result, installation services may be considered a separate deliverable or may be considered a combined single unit of accounting with the delivered product. Generally, either the purchaser, ADTRAN, or a third party can perform the installation of our products. Shipping fees are recorded as revenue and the related cost is included in cost of sales. Sales taxes invoiced to customers are included in revenues, and represent less than one percent of total revenues. The corresponding sales taxes paid are included in cost of goods sold. Value added taxes collected from customers in international jurisdictions are recorded in accrued expenses as a liability. Revenue is recorded net of discounts. Sales returns are accrued based on historical sales return experience, which we believe provides a reasonable estimate of future returns.

A portion of Enterprise Networks products are sold to a non-exclusive distribution network of major technology distributors in the United States. These large organizations then distribute or provide fulfillment services to an extensive network of value-added resellers (VARs) and system integrators. VARs and system integrators may be affiliated with us as a channel partner, or they may purchase from the distributor in an unaffiliated fashion. Additionally, with certain limitations our distributors may return unused and unopened product for stock-balancing purposes when such returns are accompanied by offsetting orders for products of equal or greater value.

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

Unearned Revenue

Unearned revenue primarily represents customer billings on our maintenance service programs and unearned revenues relating to multiple element contracts where we still have contractual obligations to our customers. We currently offer maintenance contracts ranging from one to five years, primarily on Enterprise Networks Division products sold through distribution channels. Revenue attributable to maintenance contracts is recognized on a straight-line basis over the related contract term. In addition, we provide software maintenance and a variety of hardware maintenance services to Carrier Networks Division customers under contracts with terms up to ten years.

Other Income (Expense), Net

Other income (expense), net, is comprised primarily of miscellaneous income and expense, gains and losses on foreign currency transactions, and investment account management fees. For the year ended December 31, 2014, other income (expense), net included a $2.4 million gain related to the settlement of working capital items from an acquisition transaction that closed in 2012.

Earnings per Share

Earnings per common share, and earnings per common share assuming dilution, are based on the weighted average number of common shares and, when dilutive, common equivalent shares outstanding during the year. See Note 14 of Notes to Consolidated Financial Statements for additional information.

Dividends

The Board of Directors presently anticipates that it will declare a regular quarterly dividend as long as the current tax treatment of dividends exists and adequate levels of liquidity are maintained. During the years ended December 31, 2014, 2013 and 2012, we paid $19.9 million, $21.4 million and $22.8 million, respectively, in shareholder dividends. On January 20, 2015, the Board of Directors declared a quarterly cash dividend of $0.09 per common share to be paid to shareholders of record at the close of business on February 5, 2015. The ex-dividend date was February 3, 2015 and the payment date was February 19, 2015. The quarterly dividend payment was $4.8 million.

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

Upon acquisition, we received a cash payment of $7.5 million from NSN and recorded a bargain purchase gain of $1.8 million, net of income taxes, subject to customary working capital adjustments between the parties as defined in the purchase agreement. During the fourth quarter of 2014, the parties settled final working capital items, and as a result, we recorded a $2.4 million gain in other income (expense), net. Additionally, $3.5 million is included in other receivables at December 31, 2014 for additional consideration due from NSN for settlement of the working capital items. The bargain purchase gain of $1.8 million represents the excess of the consideration exchanged over the fair value of the assets acquired and liabilities assumed. We have assessed the recognition and measurements of the assets acquired and liabilities assumed based on historical and pro forma data for future periods and have concluded that our valuation procedures and resulting measures were appropriate. The gain is included in the line item “Gain on bargain purchase of a business” in the 2012 Consolidated Statements of Income.

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

For the years ended December 31, 2014, 2013 and 2012, we incurred acquisition and integration related expenses and amortization of acquired intangibles of $2.5 million, $2.9 million, and $7.9 million, respectively, related to this acquisition.

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

(In thousands) (Unaudited)	2012	2011
Pro forma revenue	$672,044	$913,485
Pro forma pre-tax income	$57,906	$169,162
Weighted average exchange rate during the period (EURO/USD)	€1.00/$1.29	€1.00/$1.38

Note 3 – Stock Incentive Plans

Stock Incentive Program Descriptions

Our Board of Directors adopted the 1996 Employee Incentive Stock Option Plan (1996 Plan) effective February 14, 1996, as amended, under which 17.0 million shares of common stock were authorized for issuance to certain employees and officers through incentive stock options and non-qualified stock options. Options granted under the 1996 Plan typically become exercisable beginning after one year of continued employment, normally pursuant to a four or five-year vesting schedule beginning on the first anniversary of the grant date, and have a ten-year contractual term. The 1996 Plan expired February 14, 2006, and all options outstanding under the 1996 Plan at December 31, 2014 expire during 2015.

On January 23, 2006, the Board of Directors adopted the 2006 Employee Stock Incentive Plan (2006 Plan), which authorizes 13.0 million shares of common stock for issuance to certain employees and officers through incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock and restricted stock units. The 2006 Plan was adopted by stockholder approval at our annual meeting of stockholders held on May 9, 2006. Options granted under the 2006 Plan typically become exercisable beginning after one year of continued employment, normally pursuant to a four-year vesting schedule beginning on the first anniversary of the grant date, and have a ten-year contractual term. Expiration dates of options outstanding at December 31, 2014 under the 2006 Plan range from 2016 to 2024.

Our stockholders approved the 2010 Directors Stock Plan (2010 Directors Plan) on May 5, 2010, under which 0.5 million shares of common stock have been reserved. This plan replaces the 2005 Directors Stock Option Plan. The 2010 Directors Plan provides that the Company may issue stock options, restricted stock and restricted stock units to our non-employee directors. Stock awards issued under the 2010 Directors Plan normally become vested in full on the first anniversary of the grant date. Options issued under the 2010 Directors Plan have a ten-year contractual term. We also currently have options outstanding under the 2005 Directors Stock Option Plan. Expiration dates of options outstanding under both plans at December 31, 2014 range from 2015 to 2019.

The following table is a summary of our stock options outstanding as of December 31, 2013 and 2014 and the changes that occurred during 2014:

(In thousands, except per share amounts)	Number of Options	Weighted Average Exercise Price	Weighted Avg. Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options outstanding, December 31, 2013	6,358	$24.43	6.60	$25,878

Options granted	1,181	$18.98
Options forfeited	(150)	$23.28
Options cancelled	(261)	$24.87
Options exercised	(147)	$19.27

Options outstanding, December 31, 2014	6,981	$23.62	6.45	$10,625

Options vested and expected to vest, December 31, 2014	6,787	$23.69	6.38	$9,381

Options exercisable, December 31, 2014	4,397	$25.15	4.99	$5,153

All of the options above were issued at exercise prices that approximate fair market value at the date of grant. At December 31, 2014, 5.2 million options were available for grant under the shareholder approved plans.

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (the difference between ADTRAN’s closing stock price on the last trading day of 2014 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2014. The amount of aggregate intrinsic value will change based on the fair market value of ADTRAN’s stock.

The total pre-tax intrinsic value of options exercised during 2014, 2013 and 2012 was $0.7 million, $1.1 million and $4.5 million, respectively. The fair value of options fully vesting during 2014, 2013 and 2012 was $7.7 million.

The following table further describes our stock options outstanding as of December 31, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding at 12/31/14 (In thousands)	Weighted Avg. Remaining Contractual Life in Years	Weighted Average Exercise Price	Options Exercisable at 12/31/14 (In thousands)	Weighted Average Exercise Price
$14.88 – 18.07	1,340	6.40	$16.36	895	$16.06
$18.08 – 22.40	1,201	9.71	$19.02	28	$21.35
$22.41 – 23.46	1,415	3.65	$23.12	1,415	$23.12
$23.47 – 30.04	1,421	6.71	$25.47	671	$27.20
$30.05 – 41.92	1,604	6.30	$31.94	1,388	$32.17

	6,981			4,397

Restricted Stock Program

On November 6, 2008, the Compensation Committee of the Board of Directors approved the Performance Shares Agreement under the 2006 Plan which sets forth the terms and conditions of awards of performance-based restricted stock units (RSUs). Of the 13.0 million shares of common stock authorized for issuance under the 2006 Plan, up to 3.0 million shares of common stock may be granted to certain employees and officers for awards other than stock options, including RSUs. The number of shares of common stock earned by a recipient pursuant to the RSUs is subject to a market condition based on ADTRAN’s relative total shareholder return against all companies in the NASDAQ Telecommunications Index at the end of a three-year performance period. Depending on the relative total shareholder return over the performance period, the recipient may earn from 0% to 150% of the shares underlying the RSUs, with the shares earned distributed upon the vesting of the RSUs at the end of the three-year performance period. The fair value of the award is based on the market price of our common stock on the date of grant, adjusted for the expected outcome of the impact of market conditions using a Monte Carlo Simulation valuation method. A portion of the granted RSUs also vest and the underlying shares become deliverable upon the death or disability of the recipient or upon a change of control of ADTRAN, as defined by the 2006 Plan. The recipients of the RSUs receive dividend credits based on the shares of common stock underlying the RSUs. The dividend credits are vested and earned in the same manner as the RSUs and are paid in cash upon the issuance of common stock for the RSUs.

The following table is a summary of our RSUs and restricted stock outstanding as of December 31, 2013 and 2014 and the changes that occurred during 2014:

(In thousands, except per share amounts)	Number of shares	Weighted Average Grant Date Fair Value
Unvested RSUs and restricted stock outstanding, December 31, 2013	95	$28.38

RSUs and restricted stock granted	50	$21.97
RSUs and restricted stock vested	(24)	$34.56
Adjustments to shares granted due to shares earned at vesting	(17)	$38.73

Unvested RSUs and restricted stock outstanding, December 31, 2014	104	$22.81

At December 31, 2014, total compensation cost related to the non-vested portion of RSUs and restricted stock not yet recognized was approximately $1.6 million, which is expected to be recognized over an average remaining recognition period of 1.9 years.

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

The following table summarizes stock-based compensation expense related to stock options, RSUs and restricted stock for the years ended December 31, 2014, 2013 and 2012, which was recognized as follows:

(In thousands)	2014	2013	2012

Stock-based compensation expense included in cost of sales	$479	$465	$422

Selling, general and administrative expense	4,185	4,443	4,351
Research and development expense	3,899	4,165	4,491

Stock-based compensation expense included in operating expenses	8,084	8,608	8,842

Total stock-based compensation expense	8,563	9,073	9,264
Tax benefit for expense associated with non-qualified options	(1,157)	(1,298)	(1,234)

Total stock-based compensation expense, net of tax	$7,406	$7,775	$8,030

At December 31, 2014, total compensation cost related to non-vested stock options not yet recognized was approximately $16.0 million, which is expected to be recognized over an average remaining recognition period of 2.9 years.

The stock option pricing model requires the use of several assumptions that impact the fair value estimate. These variables include, but are not limited to, the volatility of our stock price and employee exercise behaviors. There were no material changes made during 2014 to the methodology used to determine our assumptions.

The weighted-average estimated fair value of stock options granted to employees during the years ended December 31, 2014, 2013 and 2012 was $6.31 per share, $8.35 per share and $5.60 per share, respectively, with the following weighted-average assumptions:

	2014	2013	2012
Expected volatility	39.05%	39.92%	39.46%
Risk-free interest rate	1.79%	1.71%	0.96%
Expected dividend yield	1.90%	1.52%	2.05%
Expected life (in years)	6.33	6.36	6.18

We based our estimate of expected volatility for the years ended December 31, 2014, 2013 and 2012 on the sequential historical daily trading data of our common stock for a period equal to the expected life of the options granted. The selection of the historical volatility method was based on available data indicating our historical volatility is as equally representative of our future stock price trends as is our implied volatility. We have no reason to believe the future volatility of our stock price is likely to differ from its past volatility.

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

The RSU pricing model also requires the use of several significant assumptions that impact the fair value estimate. The estimated fair value of the RSUs granted to employees during the years ended December 31, 2014, 2013 and 2012 was $22.11 per share, $27.72 per share and $19.46 per share, respectively, with the following assumptions:

	2014	2013	2012
Expected volatility	36.40%	38.83%	37.75%
Risk-free interest rate	0.96%	0.61%	0.38%
Expected dividend yield	1.89%	1.52%	2.12%

Stock-based compensation expense recognized in our Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012 is based on RSUs and options ultimately expected to vest, and has been reduced for estimated forfeitures. Estimates for forfeiture rates are based upon historical experience and are evaluated quarterly. We expect our forfeiture rate for stock option awards to be approximately 3.1% annually. We estimated a 0% forfeiture rate for our RSUs and restricted stock due to the limited number of recipients and historical experience for these awards.

Note 4 – Investments

At December 31, 2014, we held the following securities and investments, recorded at either fair value or cost:

	Amortized Cost	Gross Unrealized		Fair Value / Carrying Value
(In thousands)		Gains	Losses

Deferred compensation plan assets	$13,897	$2,409	$(12)	$16,294
Corporate bonds	111,261	186	(186)	111,261
Municipal fixed-rate bonds	127,341	480	(34)	127,787
Municipal variable rate demand notes	2,465	—	—	2,465
Marketable equity securities	26,399	12,395	(539)	38,255

Available-for-sale securities held at fair value	$281,363	$15,470	$(771)	$296,062

Restricted investment held at cost				30,000
Other investments held at cost				1,506

Total carrying value of available-for-sale investments				$327,568

At December 31, 2013, we held the following securities and investments, recorded at either fair value or cost:

	Amortized Cost	Gross Unrealized		Fair Value / Carrying Value
(In thousands)		Gains	Losses

Deferred compensation plan assets	$12,300	$2,847	$(24)	$15,123
Corporate bonds	166,370	534	(45)	166,859
Municipal fixed-rate bonds	135,773	583	(54)	136,302
Municipal variable rate demand notes	8,310	—	—	8,310
Marketable equity securities	24,654	13,975	(177)	38,452

Available-for-sale securities held at fair value	$347,407	$17,939	$(300)	$365,046

Restricted investment held at cost				48,250
Other investments held at cost				1,689

Total carrying value of available-for-sale investments				$414,985

As of December 31, 2014, corporate and municipal fixed-rate bonds had the following contractual maturities:

(In thousands)	Corporate bonds	Municipal fixed-rate bonds
Less than one year	$20,413	$22,730
One to two years	67,732	69,680
Two to three years	23,116	34,160
Three to five years	—	1,217

Total	$111,261	$127,787

Our investment policy provides limitations for issuer concentration, which limits, at the time of purchase, the concentration in any one issuer to 5% of the market value of our total investment portfolio.

We review our investment portfolio for potential “other-than-temporary” declines in value on an individual investment basis. We assess, on a quarterly basis, significant declines in value which may be considered other-than-temporary and, if necessary, recognize and record the appropriate charge to write-down the carrying value of such investments. In making this assessment, we take into consideration qualitative and quantitative information, including but not limited to the following: the magnitude and duration of historical declines in market prices, credit rating activity, assessments of liquidity, public filings, and statements made by the issuer. We generally begin our identification of potential other-than-temporary impairments by reviewing any security with a fair value that has declined from its original or adjusted cost basis by 25% or more for six or more consecutive months. We then evaluate the individual security based on the previously identified factors to determine the amount of the write-down, if any. For each of the years ended December 31, 2014, 2013 and 2012, we recorded a charge of $0.1 million, $25 thousand and $0.7 million, respectively, related to the other-than-temporary impairment of certain marketable equity securities and our deferred compensation plan assets.

Realized gains and losses on sales of securities are computed under the specific identification method. The following table presents gross realized gains and losses related to our investments for the years ended December 31, 2014, 2013 and 2012:

Year Ended December 31, (In thousands)	2014	2013	2012
Gross realized gains	$7,586	$8,932	$11,006
Gross realized losses	$(308)	$(318)	$(1,456)

The following table presents the breakdown of investments with unrealized losses at December 31, 2014:

(In thousands)	Continuous Unrealized Loss Position for Less than 12 Months		Continuous Unrealized Loss Position for 12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Deferred compensation plan assets	$49	$(3)	$278	$(9)	$327	$(12)
Corporate bonds	31,021	(186)	—	—	31,021	(186)
Municipal fixed-rate bonds	30,339	(34)	—	—	30,339	(34)
Marketable equity securities	4,824	(478)	208	(61)	5,032	(539)

Total	$66,233	$(701)	$486	$(70)	$66,719	$(771)

The following table presents the breakdown of investments with unrealized losses at December 31, 2013:

(In thousands)	Continuous Unrealized Loss Position for Less than 12 Months		Continuous Unrealized Loss Position for 12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Deferred compensation plan assets	$48	$(6)	$409	$(18)	$457	$(24)
Corporate bonds	20,697	(45)	—	—	20,697	(45)
Municipal fixed-rate bonds	13,733	(54)	—	—	13,733	(54)
Marketable equity securities	2,758	(173)	31	(4)	2,789	(177)

Total	$37,236	$(278)	$440	$(22)	$37,676	$(300)

The increase in unrealized losses during 2014, as reflected in the table above result from changes in market positions associated with our equity investment portfolio. At December 31, 2014, a total of 265 of our marketable equity securities were in an unrealized loss position.

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

		Fair Value Measurements at December 31, 2014 Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$1,163	$1,163	$—	$—

Available-for-sale securities
Deferred compensation plan assets	16,294	16,294	—	—
Available-for-sale debt securities
Corporate bonds	111,261	—	111,261	—
Municipal fixed-rate bonds	127,787	—	127,787	—
Municipal variable rate demand notes	2,465	—	2,465	—
Available-for-sale marketable equity securities
Marketable equity securities – technology industry	9,661	9,661	—	—
Marketable equity securities – other	28,594	28,594	—	—

Available-for-sale securities	296,062	54,549	241,513	—

Total	$297,225	$55,712	$241,513	$—

		Fair Value Measurements at December 31, 2013 Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$3,949	$3,949	$—	$—

Available-for-sale securities
Deferred compensation plan assets	15,123	15,123	—	—
Available-for-sale debt securities
Corporate bonds	166,859	—	166,859	—
Municipal fixed-rate bonds	136,302	—	136,302	—
Municipal variable rate demand notes	8,310	—	8,310	—
Available-for-sale marketable equity securities
Marketable equity securities – technology industry	11,398	11,398	—	—
Marketable equity securities – other	27,054	27,054	—	—

Available-for-sale securities	365,046	53,575	311,471	—

Total	$368,995	$57,524	$311,471	$—

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

As of December 31, 2014, we had forward contracts outstanding with notional amounts totaling €12.5 million ($15.1 million), which mature at various times throughout early 2015.

The fair values of our derivative instruments recorded in the Consolidated Balance Sheet as of December 31, 2014 and 2013 were as follows:

(In thousands)	Balance Sheet Location	2014	2013
Derivatives Not Designated as Hedging Instruments (Level 2):
Foreign exchange contracts – asset derivatives	Other receivables	$249	$18
Foreign exchange contracts – liability derivatives	Accounts payable	$(10)	$(15)

The change in the fair values of our derivative instruments recorded in the Consolidated Statements of Income during the years ended December 31, 2014 and 2013 were as follows:

(In thousands)	Income Statement Location	2014	2013
Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	Other income (expense)	$1,852	$750

Note 6 – Inventory

At December 31, 2014 and 2013, inventory was comprised of the following:

(In thousands)	2014	2013
Raw materials	$34,831	$44,093
Work in process	3,750	3,484
Finished goods	48,129	42,534

Total Inventory, net	$86,710	$90,111

We establish reserves for estimated excess, obsolete, or unmarketable inventory equal to the difference between the cost of the inventory and the estimated fair value of the inventory based upon assumptions about future demand and market conditions. At December 31, 2014 and 2013, raw materials reserves totaled $16.9 million, and finished goods inventory reserves totaled $7.8 million and $6.1 million, respectively.

Note 7 – Property, Plant and Equipment

At December 31, 2014 and 2013, property, plant and equipment were comprised of the following:

(In thousands)	2014	2013
Land	$4,575	$4,263
Building and land improvements	22,374	21,776
Building	68,301	68,479
Furniture and fixtures	16,468	16,465
Computer hardware and software	74,603	70,468
Engineering and other equipment	109,501	104,584

Total Property, Plant and Equipment	295,822	286,035
Less accumulated depreciation	(220,994)	(209,296)

Total Property, Plant and Equipment, net	$74,828	$76,739

Depreciation expense was $12.5 million, $12.2 million and $12.1 million in 2014, 2013, and 2012, respectively.

Note 8 – Goodwill and Intangible Assets

Goodwill, all of which relates to our acquisition of Bluesocket, Inc. and is included in our Enterprise Networks division, was $3.5 million at December 31, 2014 and 2013. We evaluate the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. We have elected to first assess the qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit to which the goodwill is assigned is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step impairment test. If we determine that it is more likely than not that its fair value is less than its carrying amount, then the two-step impairment test will be performed. Based on the results of our qualitative assessment in 2014, we concluded that it was not necessary to perform the two-step impairment test. There were no impairment losses recognized during 2014, 2013, or 2012.

Intangible assets are included in other assets in the accompanying Consolidated Balance Sheets and include intangible assets acquired in conjunction with our acquisition of Objectworld Communications Corporation on September 15, 2009, Bluesocket, Inc. on August 4, 2011, and the NSN BBA business on May 4, 2012.

The following table presents our intangible assets as of December 31, 2014 and 2013:

(In thousands)	2014			2013
	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Customer relationships	$6,310	$(2,136)	$4,174	$6,996	$(1,555)	$5,441
Developed technology	6,005	(3,577)	2,428	6,537	(2,692)	3,845
Intellectual property	2,340	(1,520)	820	2,340	(1,185)	1,155
Trade names	270	(205)	65	270	(145)	125
Other	12	(11)	1	14	(8)	6

Total	$14,937	$(7,449)	$7,488	$16,157	$(5,585)	$10,572

Amortization expense was $2.3 million, $2.4 million and $2.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.

As of December 31, 2014, the estimated future amortization expense of intangible assets is as follows:

(In thousands)	Amount
2015	$2,027
2016	1,757
2017	1,209
2018	732
2019	336
Thereafter	1,427

Total	$7,488

Note 9 – Alabama State Industrial Development Authority Financing and Economic Incentives

In conjunction with an expansion of our Huntsville, Alabama, facility, we were approved for participation in an incentive program offered by the State of Alabama Industrial Development Authority (the “Authority”). Pursuant to the program, on January 13, 1995, the Authority issued $20.0 million of its taxable revenue bonds and loaned the proceeds from the sale of the bonds to ADTRAN. The bonds were originally purchased by AmSouth Bank of Alabama, Birmingham, Alabama (the “Bank”). Wachovia Bank, N.A., Nashville, Tennessee (formerly First Union National Bank of Tennessee) (the “Bondholder”), which was acquired by Wells Fargo & Company on December 31, 2008, purchased the original bonds from the Bank and made further advances to the Authority, bringing the total amount outstanding to $50.0 million. An Amended and Restated Taxable Revenue Bond (“Amended and Restated Bond”) was issued and the original financing agreement was amended. The Amended and Restated Bond bears interest, payable monthly. The interest rate is 2% per annum. The Amended and Restated Bond matures on January 1, 2020. The estimated fair value of the bond using a level 2 valuation technique at December 31, 2014 was approximately $29.7 million, based on a debt security with a comparable interest rate and maturity and a Standard & Poor’s credit rating of AAA. We are required to make payments to the Authority in amounts necessary to pay the interest on the Amended and Restated Bond. Included in long-term investments at December 31, 2014 is $30.0 million which is invested in a restricted certificate of deposit. These funds serve as a collateral deposit against the principal of this bond, and we have the right to set-off the balance of the Bond with the collateral deposit in order to reduce the balance of the indebtedness.

In conjunction with this program, we are eligible to receive certain economic incentives from the state of Alabama that reduce the amount of payroll withholdings that we are required to remit to the state for those employment positions that qualify under the program. For the years ended December 31, 2014, 2013 and 2012, we realized economic incentives related to payroll withholdings totaling $1.3 million, $1.3 million and $1.4 million, respectively.

We made a principal payment of $16.5 million for the year ended December 31, 2014. We did not make a principal payment for the year-ended December 31, 2013. At December 31, 2014, $1.2 million of the bond debt was classified as a current liability in accounts payable in the Consolidated Balance Sheets.

Note 10 – Income Taxes

A summary of the components of the provision for income taxes for the years ended December 31, 2014, 2013 and 2012 is as follows:

(In thousands)	2014	2013	2012
Current
Federal	$7,626	$15,641	$26,225
State	599	2,041	3,766
International	12,587	1,437	(504)

Total Current	20,812	19,119	29,487
Deferred
Federal	(1,083)	(3,606)	(3,395)
State	(123)	(412)	(388)
International	(4,320)	(40)	(2)

Total Deferred	(5,526)	(4,058)	(3,785)

Total Provision for Income Taxes	$15,286	$15,061	$25,702

Our effective income tax rate differs from the federal statutory rate due to the following:

	2014	2013	2012
Tax provision computed at the federal statutory rate	35.00%	35.00%	35.00%
State income tax provision, net of federal benefit	2.69	3.98	3.78
Federal research credits	(4.05)	(9.24)	—
Foreign taxes	(7.26)	(2.93)	3.80
Tax-exempt income	(1.25)	(1.11)	(1.01)
State tax incentives	(2.21)	(2.19)	(4.46)
Stock-based compensation	3.06	2.97	2.36
Domestic production activity deduction	(1.15)	(1.80)	(3.21)
Other, net	0.69	0.07	(1.03)

Effective Tax Rate	25.52%	24.75%	35.23%

Income before provision for income taxes for the years ended December 31, 2014, 2013 and 2012 is as follows:

(In thousands)	2014	2013	2012
U.S. entities	$23,812	$51,752	$80,926
International entities	36,094	9,103	(7,961)

Total	$59,906	$60,855	$72,965

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

Deferred income taxes on the balance sheet result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The principal components of our current and non-current deferred taxes are as follows:

(In thousands)	2014	2013
Current deferred tax assets
Accounts receivable	$53	$51
Inventory	10,405	9,877
Accrued expenses	6,637	7,155

Total Current Deferred Tax Assets	17,095	17,083

Non-current deferred tax assets
Accrued expenses	1,232	140
Deferred compensation	6,424	5,972
Stock-based compensation	5,832	5,331
Uncertain tax positions related to state taxes and related interest	1,176	1,107
Pensions	4,844	301
Foreign losses	3,547	5,702
State losses and credit carry-forwards	4,023	3,737
Federal loss and research carry-forwards	6,998	8,322
Valuation allowance	(7,463)	(8,842)

Total Non-current Deferred Tax Assets	26,613	21,770

Total Deferred Tax Assets	$43,708	$38,853

Non-current deferred tax liabilities
Property, plant and equipment	$(3,632)	$(5,499)
Intellectual property	(711)	(1,006)
Investments	(4,576)	(5,643)

Total Non-current Deferred Tax Liabilities	$(8,919)	$(12,148)

Net Deferred Tax Assets	$34,789	$26,705

At December 31, 2014 and 2013, non-current deferred taxes related to our investments and our defined benefit pension plan, reflect deferred taxes on the net unrealized gains on available-for-sale investments and deferred taxes on unrealized losses in our pension plan. The net change in non-current deferred taxes associated with these items, a deferred tax benefit of $3.3 million in 2014 and a deferred tax expense of $0.4 million in 2013, is recorded as an adjustment to other comprehensive income, presented in the Consolidated Statements of Comprehensive Income.

Based upon our results of operations in 2014 and expected profitability in future years in a certain international jurisdiction, we concluded that it is more likely than not certain foreign deferred tax assets will be realized. A reversal of the valuation allowance on these deferred tax assets, which includes a change in estimate of the years beginning balance, resulted in a deferred income tax benefit totaling $4.6 million in 2014. As of December 31, 2014, the remaining valuation allowance primarily relates to deferred tax assets related to state credit carry-forwards from tax credits in excess of our annual tax liability to an individual state where we do not generate sufficient state income to offset the credit and net operating losses in foreign jurisdictions. We believe it is more likely than not that we will not realize the full benefits of the deferred tax assets arising from these losses and credits, and accordingly, we have provided a valuation allowance against these deferred tax assets. The deferred tax assets for foreign and domestic carry-forwards, unamortized research and development costs, and state credit carry-forwards of $15.5 million will expire between 2015 and 2030. The loss carry-forwards were acquired through acquisitions in 2009 and 2011. We will continue to assess the realization of our deferred tax assets and related valuations allowances. We do not provide for U.S. income tax on undistributed earnings of our foreign operations, whose earnings are intended to be permanently reinvested. These earnings are not required to service debt or fund our U.S. operations. It is impracticable to determine the amount of any unrecognized deferred tax liability for temporary differences related to investments in foreign subsidiaries.

During 2014, 2013 and 2012, we recorded an income tax benefit of $0.1 million, $0.2 million and $1.9 million, respectively, as an adjustment to equity. This deduction is calculated on the difference between the exercise price of stock option exercises and the market price of the underlying common stock upon exercise.

The change in the unrecognized income tax benefits for the years ended December 31, 2014, 2013 and 2012 is reconciled below:

(In thousands)	2014	2013	2012
Balance at beginning of period	$3,240	$2,926	$2,970
Increases for tax position related to:
Prior years	—	89	965
Current year	522	549	302
Decreases for tax positions related to:
Prior years	—	—	(49)
Settlements with taxing authorities	—	(141)	(507)
Expiration of applicable statute of limitations	(428)	(183)	(755)

Balance at end of period	$3,334	$3,240	$2,926

As of December 31, 2014, 2013, and 2012, our total liability for unrecognized tax benefits was $3.3 million, $3.2 million, and $2.9 million, respectively, of which $2.6 million, $2.5 million, and $2.2 million, respectively, would reduce our effective tax rate if we were successful in upholding all of the uncertain positions and recognized the amounts recorded. We classify interest and penalties recognized on the liability for unrecognized tax benefits as income tax expense. As of December 31, 2014, 2013 and 2012, the balances of accrued interest and penalties were $1.0 million, $1.0 million and $0.8 million, respectively.

We do not anticipate a single tax position generating a significant increase or decrease in our liability for unrecognized tax benefits within 12 months of this reporting date. We file income tax returns in the U.S. federal and various state jurisdictions and several foreign jurisdictions. We are currently under audit by the Internal Revenue Service. Generally, we are not subject to changes in income taxes by any taxing jurisdiction for the years prior to 2011.

Note 11 – Employee Benefit Plans

Pension Benefit Plan

We maintain a defined benefit pension plan covering employees in certain foreign countries.

The pension benefit plan obligations and funded status at December 31, 2014 and 2013, are as follows:

(In thousands)	2014	2013
Change in projected benefit obligation:
Projected benefit obligation at beginning of period	$(23,354)	$(21,181)
Service cost	(1,189)	(1,198)
Interest cost	(836)	(745)
Actuarial gain (loss)	(8,166)	779
Benefit payments	2	1
Effects of foreign currency exchange rate changes	3,036	(1,010)

Projected benefit obligation at end of period	$(30,507)	$(23,354)

Change in plan assets:
Fair value of plan assets at beginning of period	$20,773	$18,620
Actual return on plan assets	2,315	1,281
Effects of foreign currency exchange rate changes	(2,750)	872

Fair value of plan assets at end of period	$20,338	$20,773

Funded status at end of period	$(10,169)	$(2,581)

The accumulated benefit obligation was $29.2 million and $22.9 million at December 31, 2014 and 2013, respectively. The increase in the accumulated benefit obligation and actuarial loss is primarily attributable to a decrease in the discount rate used in 2014 to determine the accumulated benefit obligation.

The net amounts recognized in the balance sheet for the unfunded pension liability as of December 31, 2014 and 2013 are as follows:

(In thousands)	2014	2013
Current liability	$—	$—
Non-current liability	(10,169)	(2,581)

Total	$(10,169)	$(2,581)

The components of net periodic pension cost and amounts recognized in other comprehensive income for the years ended December 31, 2014 and 2013 and the period May 4, 2012 to December 31, 2012 are as follows:

(In thousands)	Year Ended December 31, 2014	Year Ended December 31, 2013	May 4, 2012 to December 31, 2012
Net periodic benefit cost:
Service cost	$1,189	$1,198	$766
Interest cost	836	745	494
Expected return on plan assets	(1,086)	(1,010)	(674)

Net periodic benefit cost	939	933	586

Other changes in plan assets and benefit obligations recognized in other comprehensive income:

Net actuarial (gain) loss	7,052	(1,061)	1,952

Total recognized in net periodic benefit cost and other comprehensive income	$7,991	$(128)	$2,538

The amounts recognized in accumulated other comprehensive income as of December 31, 2014 and 2013 are as follows:

(In thousands)	2014	2013
Net actuarial (gain) loss	$7,943	$891

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

The weighted-average assumptions that were used to determine the net periodic benefit cost for the years ended December 31, 2014 and 2013 and the period May 4, 2012 to December 31, 2012 are as follows:

	Year Ended December 31, 2014	Year Ended December 31, 2013	May 4, 2012 to December 31, 2012
Discount rates	3.70%	3.50%	3.96%
Rate of compensation increase	2.25%	2.25%	2.25%
Expected long-term rates of return	5.40%	5.40%	5.40%

The weighted-average assumptions that were used to determine the benefit obligation at December 31, 2014 and 2013:

	2014	2013
Discount rates	2.20%	3.70%
Rate of compensation increase	2.25%	2.25%

Actuarial gains and losses are recorded in accumulated other comprehensive income. To the extent unamortized gains and losses exceed 10% of the higher of the market-related value of assets or the projected benefit obligation, the excess is amortized as a component of net periodic pension cost over the remaining service period of active participants. We estimate that $0.4 million will be amortized from accumulated other comprehensive income into net periodic pension cost in 2015 for the net actuarial loss.

We do not anticipate making a contribution to our pension plan in 2015. The following pension benefit payments, which reflect expected future service, as appropriate, are expected to be paid to participants:

(In thousands)
2015	$249
2016	284
2017	459
2018	628
2019	812
2020 – 2023	5,444

Total	$7,876

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

	Fair Value Measurements at December 31, 2014 Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$4	$4	$—	$—

Available-for-sale securities
Bond funds:
Corporate bonds	12,587	12,587	—	—
Government bonds	2,172	2,172	—	—
Equity funds:
Large cap blend	4,488	4,488	—	—
Large cap value	268	268	—	—
Balanced fund	819	819	—	—

Available-for-sale securities	20,334	20,334	—	—

Total	$20,338	$20,338	$—	$—

	Fair Value Measurements at December 31, 2013 Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$4	$4	$—	$—

Available-for-sale securities
Bond funds:
Corporate bonds	12,976	12,976	—	—
Government bonds	1,915	1,915	—	—
Equity funds:
Large cap blend	4,720	4,720	—	—
Large cap value	287	287	—	—
Balanced fund	871	871	—	—

Available-for-sale securities	20,769	20,769	—	—

Total	$20,773	$20,773	$—	$—

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

401(k) Savings Plan

We maintain the ADTRAN, Inc. 401(k) Retirement Plan (Savings Plan) for the benefit of our eligible employees. The Savings Plan is intended to qualify under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended (Code), and is intended to be a “safe harbor” 401(k) plan under Code Section 401(k)(12). The Savings Plan allows employees to save for retirement by contributing part of their compensation to the plan on a tax-deferred basis. The Savings Plan also requires us to contribute a “safe harbor” amount each year. We match up to 4% of employee contributions (100% of an employee’s first 3% of contributions and 50% of their next 2% of contributions), beginning on the employee’s one year anniversary date. In calculating our matching contribution, we only use compensation up to the statutory maximum under the Code ($260 thousand for 2014). All contributions under the Savings Plan are 100% vested. Expenses recorded for employer contributions and plan administration costs for the Savings Plan amounted to approximately $4.5 million, $4.5 million and $4.6 million in 2014, 2013 and 2012, respectively.

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

Assets of the Trust are deemed invested in mutual funds that cover an investment spectrum ranging from equities to money market instruments. These mutual funds are publicly quoted and reported at fair value. The fair value of the assets held by the Trust and the amounts payable to the plan participants are as follows:

(In thousands)	2014	2013
Fair Value of Plan Assets
Long-term Investments	$16,294	$15,123

Total Fair Value of Plan Assets	$16,294	$15,123

Amounts Payable to Plan Participants
Non-current Liabilities	$16,294	$15,123

Total Amounts Payable to Plan Participants	$16,294	$15,123

Interest and dividend income of the Trust have been included in interest and dividend income in the accompanying 2014, 2013 and 2012 Consolidated Statements of Income. Changes in the fair value of the plan assets held by the Trust have been included in accumulated other comprehensive income in the accompanying 2014 and 2013 Consolidated Balance Sheets. Changes in the fair value of the deferred compensation liability are included as selling, general and administrative expense in the accompanying 2014, 2013 and 2012 Consolidated Statements of Income. Based on the changes in the total fair value of the Trust’s assets, we recorded deferred compensation expense in 2014, 2013 and 2012 of $0.7 million, $2.8 million and $0.9 million, respectively.

Retiree Medical Coverage

We provide medical, dental and prescription drug coverage to one retired former officer and his spouse, for his life, on the same terms as provided to our active officers, and to the spouse of a former deceased officer for up to 30 years. At December 31, 2014 and 2013, this liability totaled $0.2 million.

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

The following table presents information about the reported sales and gross profit of our reportable segments for each of the years ended December 31, 2014, 2013 and 2012. Asset information by reportable segment is not reported, since we do not produce such information internally.

Sales and Gross Profit by Market Segment

(In thousands)	2014		2013		2012
	Sales	Gross Profit	Sales	Gross Profit	Sales	Gross Profit
Carrier Networks	$510,373	$243,211	$500,733	$233,206	$492,096	$247,380
Enterprise Networks	119,634	68,116	141,011	75,680	128,518	69,263

Total	$630,007	$311,327	$641,744	$308,886	$620,614	$316,643

Sales by Product

Our three major product categories are Carrier Systems, Business Networking and Loop Access.

Carrier Systems products are used by communications service providers to provide data, voice, and video services to consumers and enterprises. This category includes the following product areas and related services:

•	Broadband Access

•	Total Access® 5000 Series of Multi-Service Access Node (MSAN)

•	hiX 5600 Series of MSANs

•	Total Access 1100/1200 Series of Fiber to the Node (FTTN) products

•	hiX 1100 Series of Fiber to the Node (FTTN) products

•	VDSL2 Vectoring based Digital Subscriber Line Access Multiplexer (DSLAM) products

•	ADTRAN 500 Series of FTTdp G.fast Distribution Point Units (DPU)

•	Optical

•	Optical Networking Edge (ONE)

•	NetVanta 8000 Series of Fiber Ethernet Access Devices (EAD)

•	NetVanta 8400 Series of 10Gig Multi-service Edge Switches

•	OPTI-6100 and Total Access 3000 optical Multi-Service Provisioning Platforms (MSPP)

•	Pluggable Optical Products, including SFP, XFP, and SFP+

•	Time Division Multiplexed (TDM) systems

Business Networking products provide access to communication services and facilitate the delivery of cloud connectivity and enterprise communications to the small and mid-sized enterprise (SME) market. This category includes the following product areas and related services:

•	Internetworking products

•	Total Access IP Business Gateways

•	Optical Network Terminals (ONTs)

•	Bluesocket® virtual Wireless LAN (vWLAN®)

•	NetVanta®

•	Access Routers

•	Enterprise Session Border Controllers (eSBC)

•	Managed Ethernet Switches

•	IP Business Gateways

•	Unified Communications (UC) solutions

•	Carrier Ethernet Network Terminating Equipment (NTE)

•	Carrier Ethernet Routers and Gateways

•	Network Management Solutions

Loop Access products are used by carrier and enterprise customers for access to copper-based communications networks. This category includes the following product areas and related services:

•	High bit-rate Digital Subscriber Line (HDSL) products

•	Digital Data Service (DDS)

•	Integrated Services Digital Network (ISDN) products

•	T1/E1/T3 Channel Service Units/Data Service Units (CSUs/DSUs)

•	TRACER fixed-wireless products

The table below presents sales information by product category for the years ended December 31, 2014, 2013 and 2012:

(In thousands)	2014	2013	2012
Carrier Systems	$442,664	$427,850	$399,646
Business Networking	156,980	168,871	149,304
Loop Access	30,363	45,023	71,664

Total	$630,007	$641,744	$620,614

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

The table below presents subcategory revenues for the years ended December 31, 2014, 2013 and 2012:

(In thousands)	2014	2013	2012
Core Products
Broadband Access (included in Carrier Systems)	$368,464	$340,560	$320,076
Optical (included in Carrier Systems)	55,374	55,615	51,755
Internetworking (NetVanta® & Multi-service Access Gateways) (included in Business Networking)	152,223	164,422	142,958

Subtotal	$576,061	$560,597	$514,789
Legacy Products
HDSL (does not include T1) (included in Loop Access)	27,829	41,666	66,974
Other products (excluding HDSL)	26,117	39,481	38,851

Subtotal	$53,946	$81,147	$105,825

Total	$630,007	$641,744	$620,614

The following table presents sales information by geographic area for the years ended December 31, 2014, 2013 and 2012. International sales correlate to shipments with a non-U.S. destination.

(In thousands)	2014	2013	2012
United States	$381,382	$455,996	$470,369
Germany	150,987	97,151	26,918
Other international	97,638	88,597	123,327

Total	$630,007	$641,744	$620,614

Customers comprising more than 10% of revenue can change from year to year. Single customers comprising more than 10% of our revenue in 2014 included two customers at 21% and 14%. Single customers comprising more than 10% of our revenue in 2013 included two customers at 17% and 14%. Only a single customer comprised more than 10% of our revenue in 2012 at 23%. No other customer accounted for 10% or more of our sales in 2014, 2013 or 2012. Our five largest customers, other than those with more than 10 percent of revenues disclosed above, can change from year to year. These customers represented 22%, 22%, and 34% of total revenue in 2014, 2013 and 2012, respectively. Revenues in this disclosure do not include distributor agents who predominately provide fulfillment services to end users. In such cases where known, that revenue is associated with the end user.

As of December 31, 2014, long-lived assets, net totaled $74.8 million, which includes $70.0 million held in the United States and $4.8 million held outside the United States. As of December 31, 2013, long-lived assets, net totaled $76.7 million, which includes $71.2 million held in the United States and $5.5 million held outside the United States.

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

We lease office space and equipment under operating leases which expire at various dates through 2025. As of December 31, 2014, future minimum rental payments under non-cancelable operating leases with original maturities of greater than 12 months are as follows:

(In thousands)
2015	$4,894
2016	3,701
2017	3,190
2018	1,563
Thereafter	5,340

Total	$18,688

Rental expense was $4.7 million, $4.8 million and $3.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Note 14 – Earnings per Share

A summary of the calculation of basic and diluted earnings per share (EPS) for the years ended December 31, 2014, 2013 and 2012 is as follows:

(In thousands, except for per share amounts)	2014	2013	2012
Numerator
Net Income	$44,620	$45,794	$47,263

Denominator
Weighted average number of shares – basic	55,120	59,001	63,259
Effect of dilutive securities:
Stock options	304	390	488
Restricted stock and restricted stock units	58	33	27

Weighted average number of shares – diluted	55,482	59,424	63,774

Net income per share – basic	$0.81	$0.78	$0.75
Net income per share – diluted	$0.80	$0.77	$0.74

For each of the years ended December 31, 2014, 2013 and 2012, 4.4 million, 3.2 million and 3.2 million stock options were outstanding but were not included in the computation of that year’s diluted EPS because the options’ exercise prices were greater than the average market price of the common shares, therefore making them anti-dilutive under the treasury stock method.

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

Unaudited Quarterly Operating Results

(In thousands, except for per share amounts)

Three Months Ended	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Net sales	$147,004	$176,129	$162,892	$143,982
Gross profit	$77,790	$86,797	$78,257	$68,483
Operating income	$11,298	$19,339	$12,495	$3,979
Net income	$9,607	$14,395	$11,326	$9,292
Earnings per common share	$0.17	$0.26	$0.21	$0.17
Earnings per common share assuming dilution (1)	$0.17	$0.26	$0.21	$0.17

Three Months Ended	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Net sales	$143,013	$162,233	$177,404	$159,094
Gross profit	$69,677	$79,798	$82,547	$76,864
Operating income	$6,563	$14,053	$17,210	$10,639
Net income	$7,890	$9,859	$16,205	$11,840
Earnings per common share	$0.13	$0.17	$0.28	$0.21
Earnings per common share assuming dilution (1)	$0.13	$0.17	$0.28	$0.20

(1)	Assumes exercise of dilutive stock options calculated under the treasury stock method.

Note 16 – Related Party Transactions

We employed the law firm of our director emeritus for legal services. All bills for services rendered by this firm were reviewed and approved by our Chief Financial Officer. We believe that the fees for such services are comparable to those charged by other firms for services rendered to us. The services of our director emeritus ended with his death on September 7, 2014. For the years ended 2014, 2013 and 2012, we incurred fees of $0.1 million for these legal services.

Note 17 – Subsequent Events

On January 20, 2015, the Board declared a quarterly cash dividend of $0.09 per common share to be paid to shareholders of record at the close of business on February 5, 2015. The quarterly dividend payment was $4.8 million and was paid on February 19, 2015. In July 2003, our Board of Directors elected to begin declaring quarterly dividends on our common stock considering the tax treatment of dividends and adequate levels of Company liquidity.

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

Information relating to nominees for director of ADTRAN and compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the captions “Proposal 1–Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance,” respectively, in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 2015. Such information is incorporated herein by reference. The definitive Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2014. Information relating to the executive officers of ADTRAN, pursuant to Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K, is set forth at Part I, Item 4A of this report under the caption “Executive Officers of the Registrant.” This information is incorporated herein by reference.

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

Consolidated Balance Sheets as of December 31, 2014 and 2013

Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 24, 2015.

ADTRAN, Inc. (Registrant)

By:	/s/ James E. Matthews
James E. Matthews
Senior Vice President – Finance,
Chief Financial Officer, Treasurer, Secretary and Director
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 24, 2015.

Signature		Title

/s/ Thomas R. Stanton		Chief Executive Officer and Chairman of the Board
Thomas R. Stanton

/s/ James E. Matthews		Senior Vice President – Finance,
James E. Matthews		Chief Financial Officer, Treasurer, Secretary and Director

/s/ H. Fenwick Huss*		Director
H. Fenwick Huss

/s/ William L. Marks*		Director
William L. Marks

/s/ Balan Nair*		Director
Balan Nair

/s/ Roy J. Nichols *		Director
Roy J. Nichols

/s/ Kathryn A. Walker*		Director
Kathryn A. Walker

*By:	/s/ James E. Matthews
James E. Matthews as Attorney in Fact

ADTRAN, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C	Column D	Column E	Column F
(In thousands)	Balance at Beginning of Period	Assumed on Acquisition	Charged to Costs & Expenses	Deductions	Balance at End of Period
Year ended December 31, 2014
Allowance for Doubtful Accounts	$130	—	23	17	$136
Inventory Reserve	$22,993	—	2,549	860	$24,682
Warranty Liability	$8,977	—	3,103	3,665	$8,415
Deferred Tax Asset Valuation Allowance	$8,842	—	283	1,662	$7,463

Year ended December 31, 2013
Allowance for Doubtful Accounts	$6	—	136	12	$130
Inventory Reserve	$11,957	—	11,457	421	$22,993
Warranty Liability	$9,653	—	4,051	4,727	$8,977
Deferred Tax Asset Valuation Allowance	$10,939	—	(1,056)	1,041	$8,842

Year ended December 31, 2012
Allowance for Doubtful Accounts	$8	—	38	40	$6
Inventory Reserve	$9,419	—	3,042	504	$11,957
Warranty Liability	$4,118	3,781	5,363	3,609	$9,653
Deferred Tax Asset Valuation Allowance	$7,585	—	3,594	240	$10,939

ADTRAN, INC.

INDEX OF EXHIBITS

Exhibit Number	Description

2.1	Asset Sale and Purchase Agreement dated 11 December 2011 Regarding the Sale and Purchase of the NSN DSLAM, GPON and ACI Products and the Related Services Businesses.

3.1	Certificate of Incorporation, as amended (Exhibit 3.1 to ADTRAN’s Registration Statement on Form S-1, No. 33-81062 (the “Form S-1 Registration Statement”)).

3.2	Bylaws, as amended (Exhibit 3.1 to ADTRAN’s Current Report on Form 8-K filed October 16, 2007).

10.1	Documents relative to the $50,000,000 Taxable Revenue Bond, Series 1995 (ADTRAN, Inc. Project) issued by the Alabama State Industrial Development Authority, consisting of the following:

	(a)	First Amended and Restated Financing Agreement dated April 25, 1997, among the State Industrial Development Authority, a public corporation organized under the laws of the State of Alabama (the “Authority”), ADTRAN and First Union National Bank of Tennessee, a national banking corporation (the “Bondholder”) (Exhibit 10.1(a) to ADTRAN’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (the “1997 Form 10-Q”)).

	(b)	First Amended and Restated Loan Agreement dated April 25, 1997, between the Authority and ADTRAN (Exhibit 10.1(b) to the 1997 Form 10-Q).

	(c)	First Amended and Restated Specimen Taxable Revenue Bond, Series 1995 (ADTRAN, Inc. Project) (Exhibit 10.1(c) to the 1997 Form 10-Q).

	(d)	First Amended and Restated Specimen Note from ADTRAN to the Bondholder, dated April 25, 1997 (Exhibit 10.1(d) to the 1997 Form 10-Q).

	(e)	Amended and Restated Investment Agreement dated January 3, 2002 between ADTRAN and First Union National Bank (successor-in-interest to First Union National Bank of Tennessee (the “Successor Bondholder”)) (Exhibit 10.1(e) to ADTRAN’s Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 Form 10-K”)).

	(f)	Resolution of the Authority authorizing the amendment of certain documents, dated April 25, 1997, relating to the $50,000,000 Taxable Revenue Bond, Series 1995 (ADTRAN, Inc. Project) (Exhibit 10.1(f) to the 1997 Form 10-Q).

	(g)	Resolution of ADTRAN authorizing the First Amended and Restated Financing Agreement, the First Amended and Restated Loan Agreement, the First Amended and Restated Note, and the Investment Agreement (Exhibit 10.1(g) to the 1997 Form 10-Q).

	(h)	Amendment to First Amended and Restated Financing Agreement and First Amended and Restated Loan Agreement dated January 3, 2002 between ADTRAN and the Successor Bondholder (Exhibit 10.1(h) to the 2002 Form 10-K).

10.2	Tax Indemnification Agreement dated July 1, 1994 by and among ADTRAN and the stockholders of ADTRAN prior to ADTRAN’s initial public offering of Common Stock (Exhibit 10.5 to the 1994 Form 10-K).

Exhibit Number	Description

10.3	Management Contracts and Compensation Plans:

	(a)	Amended and Restated 1996 Employees Incentive Stock Option Plan, as amended by the First, Second and Third Amendments thereto (Exhibit 10.3(a) to the 2002 Form 10-K).

	(b)	Amended and Restated 1995 Directors Stock Option Plan, as amended by the First and Second Amendments thereto (Exhibit 10.3(b) to the 2002 Form 10-K).

	(c)	Third Amendment to the Amended and Restated 1995 Directors Stock Option Plan (Exhibit 10.3(c) to ADTRAN’s Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 Form 10-K”)).

	(d)	ADTRAN, Inc. Deferred Compensation Plan, as amended and restated as of January 1, 2008 (Exhibit 10.3(d) to ADTRAN’s Form 10-K filed on February 27, 2009).

	(e)	ADTRAN, Inc. Management Incentive Bonus Plan (Exhibit 10.1 to ADTRAN’s Form 8-K on February 3, 2006).

	(f)	ADTRAN, Inc. 2006 Employee Stock Incentive Plan (Exhibit 4.1 to ADTRAN’s Registration Statement on Form S-8 (File No. 333-133927) filed on May 9, 2006).

	(g)	First Amendment to the ADTRAN Inc. 2006 Employee Stock Incentive Plan (Exhibit 10.3(h) to ADTRAN’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”)).

	(h)	Form of Nonqualified Stock Option Agreement under the 2006 Employee Stock Incentive Plan (Exhibit 10.1 to ADTRAN’s Form 8-K filed June 8, 2006).

	(i)	Form of Incentive Stock Option Agreement under the 2006 Employee Stock Incentive Plan (Exhibit 10.2 to ADTRAN’s Form 8-K filed June 8, 2006).

	(j)	ADTRAN, Inc. 2005 Directors Stock Option Plan (Exhibit 10.1 to ADTRAN’s Form 8-K filed on May 20, 2005).

	(k)	First Amendment to the ADTRAN, Inc. 2005 Directors Stock Option Plan (Exhibit 10.3(l) to the 2007 Form 10-K).

	(l)	Summary of Non-Employee Director Compensation (Exhibit 10.3(k) to ADTRAN’s Form 10-K filed on February 28, 2007).

	(m)	Form of Performance Shares Agreement under the ADTRAN, Inc. 2006 Employee Stock Incentive Plan (Exhibit 10.1 to ADTRAN’s Form 8-K filed on November 6, 2008).

	(n)	Form of Performance Shares Agreement under the ADTRAN, Inc. 2006 Employee Stock Incentive Plan (Exhibit 10.1 to ADTRAN’s Form 8-K filed on November 9, 2010).

21*	Subsidiaries of ADTRAN.

23*	Consent of PricewaterhouseCoopers LLP.

24*	Powers of Attorney.

31*	Rule 13a-14(a)/15d-14(a) Certifications.

32*	Section 1350 Certifications

Exhibit Number	Description

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith
**	Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.