Form 10-Q
period 2015-03-31
ADTRAN INC
filed 2015-05-06
CIK 926282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2015

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date:

Class	Outstanding at April 21, 2015
Common Stock, $.01 Par Value	53,319,159 Shares

ADTRAN, Inc.

Quarterly Report on Form 10-Q

For the Three Months Ended March 31, 2015

FORWARD LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of ADTRAN. ADTRAN and its representatives may from time to time make written or oral forward-looking statements, including statements contained in this report, our other filings with the Securities and Exchange Commission (SEC) and other communications with our stockholders. Generally, the words, “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “may,” “could” and similar expressions identify forward-looking statements. We caution you that any forward-looking statements made by us or on our behalf are subject to uncertainties and other factors that could cause such statements to be wrong. A list of factors that could materially affect our business, financial condition or operating results is included under “Factors that Could Affect Our Future Results” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 2 of Part I of this report. They have also been discussed in Item 1A of Part I in our most recent Annual Report on Form 10-K for the year ended December 31, 2014 filed on February 24, 2015 with the SEC. Though we have attempted to list comprehensively these important factors, we caution investors that other factors may prove to be important in the future in affecting our operating results. New factors emerge from time to time, and it is not possible for us to predict all of these factors, nor can we assess the impact each factor or a combination of factors may have on our business.

You are further cautioned not to place undue reliance on these forward-looking statements because they speak only of our views as of the date that the statements were made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADTRAN, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	March 31,	December 31,
	2015	2014
ASSETS
Current Assets
Cash and cash equivalents	$87,009	$73,439
Short-term investments	78,760	46,919
Accounts receivable, less allowance for doubtful accounts of $20 and $136 at March 31, 2015 and December 31, 2014, respectively	90,869	88,502
Other receivables	29,962	33,295
Inventory, net	93,123	86,710
Prepaid expenses	5,092	5,129
Deferred tax assets, net	16,297	17,095

Total Current Assets	401,112	351,089

Property, plant and equipment, net	73,987	74,828
Deferred tax assets, net	18,831	17,694
Goodwill	3,492	3,492
Other assets	10,080	10,942
Long-term investments	236,678	280,649

Total Assets	$744,180	$738,694

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$73,696	$56,414
Unearned revenue	16,815	22,762
Accrued expenses	12,773	11,077
Accrued wages and benefits	15,605	13,855
Income tax payable, net	13,088	14,901

Total Current Liabilities	131,977	119,009

Non-current unearned revenue	10,088	10,948
Other non-current liabilities	30,646	30,924
Bonds payable	28,800	28,800

Total Liabilities	201,511	189,681

Commitments and contingencies (see Note 14)

Stockholders’ Equity
Common stock, par value $0.01 per share; 200,000 shares authorized; 79,652 shares issued and 53,319 shares outstanding at March 31, 2015 and 79,652 shares issued and 53,431 shares outstanding at December 31, 2014	797	797
Additional paid-in capital	243,476	241,829
Accumulated other comprehensive loss	(3,828)	(75)
Retained earnings	905,884	907,751
Less treasury stock at cost: 26,333 and 26,221 shares at March 31, 2015 and December 31, 2014, respectively	(603,660)	(601,289)

Total Stockholders’ Equity	542,669	549,013

Total Liabilities and Stockholders’ Equity	$744,180	$738,694

See notes to consolidated financial statements

ADTRAN, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2015	2014

Sales	$142,835	$147,004
Cost of sales	77,272	69,214

Gross Profit	65,563	77,790

Selling, general and administrative expenses	31,064	33,939
Research and development expenses	32,536	32,553

Operating Income	1,963	11,298

Interest and dividend income	933	1,294
Interest expense	(148)	(227)
Net realized investment gain	3,115	2,192
Other income (expense), net	(353)	122

Income before provision for income taxes	5,510	14,679

Provision for income taxes	(2,193)	(5,072)

Net Income	$3,317	$9,607

Weighted average shares outstanding – basic	53,399	56,751

Weighted average shares outstanding – diluted	53,634	57,368

Earnings per common share – basic	$0.06	$0.17

Earnings per common share – diluted	$0.06	$0.17

Dividend per share	$0.09	$0.09

See notes to consolidated financial statements

ADTRAN, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2015	2014

Net Income	$3,317	$9,607

Other Comprehensive Loss, net of tax:

Net unrealized losses on available-for-sale securities	(503)	(921)
Defined benefit plan adjustments	68	—
Foreign currency translation	(3,318)	252

Other Comprehensive Loss, net of tax	(3,753)	(669)

Comprehensive Income (Loss), net of tax	$(436)	$8,938

See notes to consolidated financial statements

ADTRAN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$3,317	$9,607
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,728	3,580
Amortization of net premium on available-for-sale investments	910	1,135
Net realized gain on long-term investments	(3,115)	(2,192)
Net (gain) loss on disposal of property, plant and equipment	8	(3)
Stock-based compensation expense	1,639	2,057
Deferred income taxes	(692)	627
Tax benefit from stock option exercises	8	57
Excess tax benefits from stock-based compensation arrangements	(9)	(55)
Changes in operating assets and liabilities:
Accounts receivable, net	(4,571)	(15,971)
Other receivables	511	(9,407)
Inventory	(7,784)	2,739
Prepaid expenses and other assets	(213)	(2,024)
Accounts payable	20,084	11,043
Accrued expenses and other liabilities	(282)	8,431
Income tax payable, net	(524)	275

Net cash provided by operating activities	13,015	9,899

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,442)	(2,042)
Proceeds from disposals of property, plant and equipment	—	1
Proceeds from sales and maturities of available-for-sale investments	58,075	85,072
Purchases of available-for-sale investments	(44,584)	(69,182)

Net cash provided by investing activities	11,049	13,849

Cash flows from financing activities:
Proceeds from stock option exercises	280	1,541
Purchases of treasury stock	(3,035)	(9,427)
Dividend payments	(4,811)	(5,102)
Payments on long-term debt	—	(16,500)
Excess tax benefits from stock-based compensation arrangements	9	55

Net cash used in financing activities	(7,557)	(29,433)

Net increase (decrease) in cash and cash equivalents	16,507	(5,685)
Effect of exchange rate changes	(2,937)	202
Cash and cash equivalents, beginning of period	73,439	58,298

Cash and cash equivalents, end of period	$87,009	$52,815

Supplemental disclosure of non-cash investing activities:
Purchases of property, plant and equipment included in accounts payable	$784	$85

See notes to consolidated financial statements

ADTRAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share amounts)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements of ADTRAN®, Inc. and its subsidiaries (ADTRAN) have been prepared pursuant to the rules and regulations for reporting on Quarterly Reports on Form 10-Q. Accordingly, certain information and notes required by generally accepted accounting principles for complete financial statements are not included herein. The December 31, 2014 Consolidated Balance Sheet is derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

In the opinion of management, all adjustments necessary to fairly state these interim statements have been recorded and are of a normal and recurring nature. The results of operations for an interim period are not necessarily indicative of the results for the full year. The interim statements should be read in conjunction with the financial statements and notes thereto included in ADTRAN’s Annual Report on Form 10-K for the year ended December 31, 2014, filed on February 24, 2015 with the SEC.

Changes in Classifications

We reclassified $2.3 million from other receivables to accounts receivable at December 31, 2014 to conform to the current period presentation.

Out of Period Adjustment

In connection with the preparation of our Condensed Consolidated Financial Statements, we recorded corrections of certain out of period, immaterial misstatements that occurred in prior periods, the most significant of which resulted in an increase in Other Expense of $1.3 million in the first quarter. The aggregate impact of the corrections was a $0.8 million reduction to pre-tax income for the three months ended March 31, 2015 and is not expected to be material to the current year annual results.

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

2. INCOME TAXES

Our effective tax rate increased from 34.6% in the three months ended March 31, 2014 to 39.8% in the three months ended March 31, 2015. The increase in the effective tax rate between the two periods is primarily attributable to the release of a valuation allowance attributable to a foreign subsidiary in 2014.

3. PENSION BENEFIT PLAN

We maintain a defined benefit pension plan covering employees in certain foreign countries.

The following table summarizes the components of net periodic pension cost for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
(In thousands)	2015	2014
Service cost	$340	$305
Interest cost	159	215
Expected return on plan assets	(261)	(279)
Amortization of actuarial losses	105	—

Net periodic pension cost	$343	$241

4. STOCK-BASED COMPENSATION

The following table summarizes the stock-based compensation expense related to stock options, restricted stock units (RSUs) and restricted stock for the three months ended March 31, 2015 and 2014, which was recognized as follows:

	Three Months Ended March 31,
(In thousands)	2015	2014

Stock-based compensation expense included in cost of sales	$90	$116

Selling, general and administrative expense	691	1,026
Research and development expense	858	915

Stock-based compensation expense included in operating expenses	1,549	1,941

Total stock-based compensation expense	1,639	2,057
Tax benefit for expense associated with non-qualified options	(180)	(284)

Total stock-based compensation expense, net of tax	$1,459	$1,773

The fair value of our stock options is estimated using the Black-Scholes model. The determination of the fair value of stock options on the date of grant using the Black-Scholes model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables that may have a significant impact on the fair value estimate.

The weighted-average assumptions and value of options granted for the three months ended March 31, 2015 and 2014 are summarized as follows:

	Three Months Ended
	March 31, 2015	March 31, 2014
Expected volatility	38.75%	39.57%
Risk-free interest rate	1.46%	1.86%
Expected dividend yield	1.60%	1.38%
Expected life (in years)	6.47	6.25
Weighted-average estimated value	$7.63	$9.28

The fair value of our RSUs is calculated using a Monte Carlo Simulation valuation method. No RSUs were granted or vested during the three months ended March 31, 2015 or 2014. Twelve thousand RSUs were forfeited during the three months ended March 31, 2015.

The fair value of restricted stock is equal to the closing price of our stock on the date of grant. No restricted stock was granted, forfeited, or vested during the three months ended March 31, 2015 or 2014.

Stock-based compensation expense recognized in our Consolidated Statements of Income for the three months ended March 31, 2015 and 2014 is based on options, RSUs and restricted stock ultimately expected to vest, and has been reduced for estimated forfeitures. Estimated forfeitures for stock options are based upon historical experience and approximate 3.1% annually. We estimated a 0% forfeiture rate for our RSUs and restricted stock due to the limited number of recipients and historical experience for these awards.

As of March 31, 2015, total compensation expense related to non-vested stock options, RSUs and restricted stock not yet recognized was approximately $15.2 million, which is expected to be recognized over an average remaining recognition period of 2.7 years.

The following table is a summary of our stock options outstanding as of December 31, 2014 and March 31, 2015 and the changes that occurred during the three months ended March 31, 2015:

(In thousands, except per share amounts)	Number of Options	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life In Years	Aggregate Intrinsic Value
Options outstanding, December 31, 2014	6,981	$23.62	6.45	$10,625
Options granted	2	$22.56
Options forfeited	(79)	$20.87
Options expired	(19)	$27.19
Options exercised	(17)	$16.58

Options outstanding, March 31, 2015	6,868	$23.66	6.18	$3,037

Options vested and expected to vest, March 31, 2015	6,678	$23.73	6.11	$2,553

Options exercisable, March 31, 2015	4,362	$25.17	4.74	$2,303

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (the difference between the closing price of our stock on the last trading day of the quarter and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2015. The aggregate intrinsic value will change based on the fair market value of our stock.

The total pre-tax intrinsic value of options exercised during the three months ended March 31, 2015 was $0.1 million.

5. INVESTMENTS

At March 31, 2015, we held the following securities and investments, recorded at either fair value or cost.

(In thousands)	Amortized Cost	Gross Unrealized		Carrying Value
		Gains	Losses

Deferred compensation plan assets	$14,071	$2,555	$(54)	$16,572
Corporate bonds	132,343	250	(205)	132,388
Municipal fixed-rate bonds	92,810	318	(11)	93,117
Municipal variable rate demand notes	4,245	—	—	4,245
Marketable equity securities	26,608	11,496	(481)	37,623

Available-for-sale securities held at fair value	$270,077	$14,619	$(751)	$283,945

Restricted investment held at cost				30,000
Other investments held at cost				1,493

Total carrying value of available-for-sale investments				$315,438

At December 31, 2014, we held the following securities and investments, recorded at either fair value or cost.

(In thousands)	Amortized Cost	Gross Unrealized		Carrying Value
		Gains	Losses

Deferred compensation plan assets	$13,897	$2,409	$(12)	$16,294
Corporate bonds	111,261	186	(186)	111,261
Municipal fixed-rate bonds	127,341	480	(34)	127,787
Municipal variable rate demand notes	2,465	—	—	2,465
Marketable equity securities	26,399	12,395	(539)	38,255

Available-for-sale securities held at fair value	$281,363	$15,470	$(771)	$296,062

Restricted investment held at cost				30,000
Other investments held at cost				1,506

Total carrying value of available-for-sale investments				$327,568

As of March 31, 2015, our corporate bonds and municipal fixed-rate bonds had the following contractual maturities:

(In thousands)	Corporate bonds	Municipal fixed-rate bonds
Less than one year	$44,108	$30,407
One to two years	39,163	39,660
Two to three years	49,117	21,826
Three to five years	—	1,224

Total	$132,388	$93,117

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Our investment policy provides limitations for issuer concentration, which limits, at the time of purchase, the concentration in any one issuer to 5% of the market value of our total investment portfolio.

At March 31, 2015, we held a $30.0 million restricted certificate of deposit, which is carried at cost. This investment serves as a collateral deposit against the principal amount outstanding under loans made to ADTRAN pursuant to an Alabama State Industrial Development Authority revenue bond (the Bond). At March 31, 2015, the estimated fair value of the Bond using a level 2 valuation technique was approximately $29.7 million, based on a debt security with a comparable interest rate and maturity and a Standard and Poor’s credit rating of AAA. For more information on the Bond, see “Debt” under “Liquidity and Capital Resources” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 2 of Part I of this report.

We review our investment portfolio for potential “other-than-temporary” declines in value on an individual investment basis. We assess, on a quarterly basis, significant declines in value which may be considered other-than-temporary and, if necessary, recognize and record the appropriate charge to write-down the carrying value of such investments. In making this assessment, we take into consideration qualitative and quantitative information, including but not limited to the following: the magnitude and duration of historical declines in market prices, credit rating activity, assessments of liquidity, public filings, and statements made by the issuer. We generally begin our identification of potential other-than-temporary impairments by reviewing any security with a fair value that has declined from its original or adjusted cost basis by 25% or more for six or more consecutive months. We then evaluate the individual security based on the previously identified factors to determine the amount of the write-down, if any. For the three months ended March 31, 2015 and 2014, other-than-temporary impairment charges were not significant.

Realized gains and losses on sales of securities are computed under the specific identification method. The following table presents gross realized gains and losses related to our investments.

	Three Months Ended March 31,
(In thousands)	2015	2014
Gross realized gains	$3,145	$2,228
Gross realized losses	$(30)	$(36)

As of March 31, 2015 and 2014, gross unrealized losses related to individual securities in a continuous loss position for 12 months or longer were not significant.

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

	Fair Value Measurements at March 31, 2015 Using
(In thousands)	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Commercial paper	$11,997	$—	$11,997	$—
Money market funds	3,228	3,228	—	—

Cash equivalents	15,225	3,228	11,997	—

Available-for-sale securities
Deferred compensation plan assets	16,572	16,572	—	—
Available-for-sale debt securities
Corporate bonds	132,388	—	132,388	—
Municipal fixed-rate bonds	93,117	—	93,117	—
Municipal variable rate demand notes	4,245	—	4,245	—
Available-for-sale marketable equity securities
Marketable equity securities – technology industry	9,034	9,034	—	—
Marketable equity securities – other	28,589	28,589	—	—

Available-for-sale securities	283,945	54,195	229,750	—

Total	$299,170	$57,423	$241,747	$—

	Fair Value Measurements at December 31, 2014 Using
(In thousands)	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$1,163	$1,163	$—	$—

Available-for-sale securities
Deferred compensation plan assets	16,294	16,294	—	—
Available-for-sale debt securities
Corporate bonds	111,261	—	111,261	—
Municipal fixed-rate bonds	127,787	—	127,787	—
Municipal variable rate demand notes	2,465	—	2,465	—
Available-for-sale marketable equity securities
Marketable equity securities – technology industry	9,661	9,661	—	—
Marketable equity securities – other	28,594	28,594	—	—

Available-for-sale securities	296,062	54,549	241,513	—

Total	$297,225	$55,712	$241,513	$—

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

As of March 31, 2015, we had forward contracts outstanding with notional amounts totaling €63.0 million ($67.7 million), which mature at various times throughout 2015.

The fair values of our derivative instruments recorded in the Consolidated Balance Sheet as of March 31, 2015 and December 31, 2014 were as follows:

(In thousands)	Balance Sheet Location	March 31, 2015	December 31, 2014
Derivatives Not Designated as Hedging Instruments (Level 2):
Foreign exchange contracts – asset derivatives	Other receivables	$1,692	$249
Foreign exchange contracts – liability derivatives	Accounts payable	$(607)	$(10)

The change in the fair values of our derivative instruments recorded in the Consolidated Statements of Income during the three months ended March 31, 2015 and 2014 were as follows:

		Three Months Ended
	Income Statement Location	March 31,
(In thousands)		2015	2014
Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	Other income (expense)	$1,476	$(110)

7. INVENTORY

At March 31, 2015 and December 31, 2014, inventory consisted of the following:

(In thousands)	March 31, 2015	December 31, 2014
Raw materials	$35,891	$34,831
Work in process	2,613	3,750
Finished goods	54,619	48,129

Total	$93,123	$86,710

We establish reserves for estimated excess, obsolete, or unmarketable inventory equal to the difference between the cost of the inventory and the estimated fair value of the inventory based upon assumptions about future demand and market conditions. At March 31, 2015 and December 31, 2014, raw materials reserves totaled $16.9 million, and finished goods inventory reserves totaled $7.6 million and $7.8 million, respectively.

8. GOODWILL AND INTANGIBLE ASSETS

Goodwill, all of which relates to our acquisition of Bluesocket, Inc. and is included in our Enterprise Networks division, was $3.5 million at March 31, 2015 and December 31, 2014. We evaluate the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. We have elected to first assess the qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit to which the goodwill is assigned is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step impairment test. If we determine that it is more likely than not that its fair value is less than its carrying amount, then the two-step impairment test will be performed. There have been no impairment losses recorded since acquisition.

Intangible assets are included in other assets in the accompanying Consolidated Balance Sheets and include intangibles acquired in conjunction with our acquisitions of Objectworld Communications Corporation on September 15, 2009, Bluesocket, Inc. on August 4, 2011, and the NSN BBA business on May 4, 2012.

The following table presents our intangible assets as of March 31, 2015 and December 31, 2014:

(In thousands)	March 31, 2015			December 31, 2014
	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Customer relationships	$5,787	$(2,146)	$3,641	$6,310	$(2,136)	$4,174
Developed technology	5,696	(3,660)	2,036	6,005	(3,577)	2,428
Intellectual property	2,340	(1,603)	737	2,340	(1,520)	820
Trade names	270	(220)	50	270	(205)	65
Other	11	(11)	—	12	(11)	1

Total	$14,104	$(7,640)	$6,464	$14,937	$(7,449)	$7,488

Amortization expense, all of which relates to business acquisitions, was $0.5 million and $0.6 million for the three months ended March 31, 2015 and 2014, respectively.

As of March 31, 2015, the estimated future amortization expense of our intangible assets is as follows:

(In thousands)	Amount
Remainder of 2015	$1,413
2016	1,648
2017	1,145
2018	691
2019	298
Thereafter	1,269

Total	$6,464

9. STOCKHOLDERS’ EQUITY

A summary of the changes in stockholders’ equity for the three months ended March 31, 2015 is as follows:

(In thousands)	Stockholders’ Equity
Balance, December 31, 2014	$549,013
Net income	3,317
Dividend payments	(4,811)
Dividends accrued for unvested restricted stock units	11
Net unrealized losses on available-for-sale securities (net of tax)	(503)
Defined benefit plan adjustments	68
Foreign currency translation adjustment	(3,318)
Proceeds from stock option exercises	280
Purchase of treasury stock	(3,035)
Income tax benefit from exercise of stock options	8
Stock-based compensation expense	1,639

Balance, March 31, 2015	$542,669

Stock Repurchase Program

Since 1997, our Board of Directors has approved multiple share repurchase programs that have authorized open market repurchase transactions of up to 45.0 million shares of our common stock. During the three months ended March 31, 2015, we repurchased 0.1 million shares of our common stock at an average price of $21.52 per share. We currently have the authority to purchase an additional 4.7 million shares of our common stock under the current plans approved by the Board of Directors.

Stock Option Exercises

We issued 17 thousand shares of treasury stock during the three months ended March 31, 2015 to accommodate employee stock option exercises. The stock options had exercise prices ranging from $15.29 to $22.53. We received proceeds totaling $0.3 million from the exercise of these stock options during the three months ended March 31, 2015.

Dividend Payments

During the three months ended March 31, 2015, we paid cash dividends as follows (in thousands except per share amounts):

Record Date	Payment Date	Per Share Amount	Total Dividend Paid

February 5, 2015	February 19, 2015	$0.09	$4,811

Other Comprehensive Income

Other comprehensive income consists of unrealized gains (losses) on available-for-sale securities, reclassification adjustments for amounts included in net income related to impairments of available-for-sale securities, realized gains (losses) on available-for-sale securities, and amortization of actuarial gains (losses) related to our defined benefit plan, defined benefit plan adjustments and foreign currency translation adjustments.

The following tables present changes in accumulated other comprehensive income, net of tax, by component for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015
(In thousands)	Unrealized Gains (Losses) on Available- for-Sale Securities	Defined Benefit Plan Adjustments	Foreign Currency Adjustments	Total
Beginning balance	$8,964	$(5,757)	$(3,282)	$(75)
Other comprehensive income (loss) before reclassifications	1,360	—	(3,318)	(1,958)
Amounts reclassified from accumulated other comprehensive income	(1,863)	68	—	(1,795)

Net current period other comprehensive income(loss)	(503)	68	(3,318)	(3,753)

Ending balance	$8,461	$(5,689)	$(6,600)	$(3,828)

	Three Months Ended March 31, 2014
(In thousands)	Unrealized Gains (Losses) on Available- for-Sale Securities	Defined Benefit Plan Adjustments	Foreign Currency Adjustments	Total
Beginning balance	$10,737	$(891)	$907	$10,753
Other comprehensive income (loss) before reclassifications	402	—	252	654
Amounts reclassified from accumulated other comprehensive income	(1,323)	—	—	(1,323)

Net current period other comprehensive income(loss)	(921)	—	252	(669)

Ending balance	$9,816	$(891)	$1,159	$10,084

The following tables present the details of reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2015 and 2014:

(In thousands)	Three Months Ended March 31, 2015
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income Is Presented
Unrealized gains (losses) on available-for-sale securities:
Net realized gain on sales of securities	$3,076	Net realized investment gain
Impairment expense	(22)	Net realized investment gain
Defined benefit plan adjustments – actuarial losses	(98)	[1]

Total reclassifications for the period, before tax	2,956
Tax (expense) benefit	(1,161)

Total reclassifications for the period, net of tax	$1,795

[1]	Included in the computation of net periodic pension cost. See Note 3 of Notes to Consolidated Financial Statements.

(In thousands)	Three Months Ended March 31, 2014
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income Is Presented
Unrealized gains (losses) on available-for-sale securities:
Net realized gain on sales of securities	$2,170	Net realized investment gain
Impairment expense	—	Net realized investment gain

Total reclassifications for the period, before tax	2,170
Tax (expense) benefit	(847)

Total reclassifications for the period, net of tax	$1,323

The following table presents the tax effects related to the change in each component of other comprehensive income for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount
Unrealized gains (losses) on available-for-sale securities	$2,230	$(870)	$1,360	$659	$(257)	$402
Reclassification adjustment for amounts included in net income	(2,956)	1,161	(1,795)	(2,170)	847	(1,323)
Foreign currency translation adjustment	(3,318)	—	(3,318)	252	—	252

Total Other Comprehensive Income (Loss)	$(4,044)	$291	$(3,753)	$(1,259)	$590	$(669)

10. EARNINGS PER SHARE

A summary of the calculation of basic and diluted earnings per share for the three months ended March 31, 2015 and 2014 is as follows:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2015	2014
Numerator
Net income	$3,317	$9,607

Denominator
Weighted average number of shares – basic	53,399	56,751
Effect of dilutive securities
Stock options	220	602
Restricted stock and restricted stock units	15	15

Weighted average number of shares – diluted	53,634	57,368

Net income per share – basic	$0.06	$0.17
Net income per share – diluted	$0.06	$0.17

Anti-dilutive options to purchase common stock outstanding were excluded from the above calculations. Anti-dilutive options totaled 5.6 million and 3.1 million for the three months ended March 31, 2015 and 2014, respectively.

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

The following table presents information about the reported sales and gross profit of our reportable segments for the three months ended March 31, 2015 and 2014. Asset information by reportable segment is not reported, since we do not produce such information internally.

	Three Months Ended
	March 31, 2015		March 31, 2014
(In thousands)	Sales	Gross Profit	Sales	Gross Profit
Carrier Networks	$116,014	$49,859	$118,162	$61,353
Enterprise Networks	26,821	15,704	28,842	16,437

Total	$142,835	$65,563	$147,004	$77,790

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

Loop Access products are used by carrier and enterprise customers for access to copper-based communications networks. This category includes the following product areas and related services:

•	High bit-rate Digital Subscriber Line (HDSL) products

•	Digital Data Service (DDS)

•	Integrated Services Digital Network (ISDN) products

•	T1/E1/T3 Channel Service Units/Data Service Units (CSUs/DSUs)

•	TRACER fixed-wireless products

The table below presents sales information by product category for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,
(In thousands)	2015	2014
Carrier Systems	$100,439	$99,553
Business Networking	35,381	37,919
Loop Access	7,015	9,532

Total	$142,835	$147,004

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

The table below presents subcategory revenues for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,
(In thousands)	2015	2014

Core Products
Broadband Access (included in Carrier Systems)	$84,794	$81,527
Optical (included in Carrier Systems)	12,504	12,789
Internetworking (included in Business Networking)	34,159	36,946

Subtotal	131,457	131,262

Legacy Products
HDSL (does not include T1) (included in Loop Access)	6,703	8,877
Other products (excluding HDSL)	4,675	6,865

Subtotal	11,378	15,742

Total	$142,835	$147,004

12. LIABILITY FOR WARRANTY RETURNS

Our products generally include warranties of 90 days to ten years for product defects. We accrue for warranty returns at the time revenue is recognized based on our estimate of the cost to repair or replace the defective products. We engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers. Our products continue to become more complex in both size and functionality as many of our product offerings migrate from line card applications to systems products. The increasing complexity of our products will cause warranty incidences, when they arise, to be more costly. Our estimates regarding future warranty obligations may change due to product failure rates, material usage, and other rework costs incurred in correcting a product failure. In addition, from time to time, specific warranty accruals may be recorded if unforeseen problems arise. Should our actual experience relative to these factors be worse than our estimates, we will be required to record additional warranty expense. Alternatively, if we provide for more reserves than we require, we will reverse a portion of such provisions in future periods. The liability for warranty obligations totaled $8.7 million at March 31, 2015 and $8.4 million at December 31, 2014. These liabilities are included in accrued expenses in the accompanying Consolidated Balance Sheets.

A summary of warranty expense and write-off activity for the three months ended March 31, 2015 and 2014 is as follows:

	Three Months Ended
	March 31,
	2015	2014
(In thousands)
Balance at beginning of period	$8,415	$8,977
Plus: Amounts charged to cost and expenses	461	434
Less: Deductions	(192)	(2,019)

Balance at end of period	$8,684	$7,392

13. RELATED PARTY TRANSACTIONS

During 2014, we employed the law firm of our director emeritus for legal services. All bills for services rendered by this firm were reviewed and approved by our Chief Financial Officer. We believe that the fees for such services were comparable to those charged by other firms for services rendered to us. The services of our director emeritus ended with his death on September 7, 2014. For the three months ended March 31, 2014, we incurred fees of $10 thousand per month for these legal services.

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

We have committed to invest up to an aggregate of $7.9 million in two private equity funds, and we have contributed $8.4 million as of March 31, 2015, of which $7.7 million has been applied to these commitments.

15. SUBSEQUENT EVENTS

On April 21, 2015, we announced that our Board of Directors declared a quarterly cash dividend of $0.09 per common share to be paid to stockholders of record at the close of business on May 7, 2015. The payment date will be May 21, 2015. The quarterly dividend payment will be approximately $4.7 million. In July 2003, our Board of Directors elected to begin declaring quarterly dividends on our common stock considering the tax treatment of dividends and adequate levels of Company liquidity.

During the second quarter and as of May 6, 2015, we have repurchased 1.2 million shares of our common stock through open market purchases at an average cost of $16.33 per share. We currently have the authority to purchase an additional 3.4 million shares of our common stock under the current plan approved by the Board of Directors.

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

Sales were $142.8 million for the three months ended March 31, 2015 compared to $147.0 million for the three months ended March 31, 2014. Product revenues for our three core areas, Broadband Access, Optical and Internetworking, were $131.5 million for the three months ended March 31, 2015 compared to $131.3 million for the three months ended March 31, 2014. Our gross margin decreased to 45.9% for the three months ended March 31, 2015 from 52.9% for the three months ended March 31, 2014. Our operating income margin decreased to 1.4% for the three months ended March 31, 2015 from 7.7% for the three months ended March 31, 2014. Net income was $3.3 million for the three months ended March 31, 2015 compared to $9.6 million for the three months ended March 31, 2014. Our effective tax rate increased to 39.8% for the three months ended March 31, 2015 from 34.6% for the three months ended March 31, 2014. Earnings per share, assuming dilution, were $0.06 for the three months ended March 31, 2015 compared to $0.17 for the three months ended March 31, 2014.

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

Accordingly, our historical financial performance is not necessarily a meaningful indicator of future results, and, in general, management expects that our financial results may vary from period to period. A list of factors that could materially affect our business, financial condition or operating results is included under “Factors That Could Affect Our Future Results” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 2 of Part I of this report. These factors have also been discussed in more detail in Item 1A of Part I in our most recent Annual Report on Form 10-K for the year ended December 31, 2014, filed on February 24, 2015 with the SEC.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our critical accounting policies and estimates have not changed significantly from those detailed in our most recent Annual Report on Form 10-K for the year ended December 31, 2014, filed on February 24, 2015 with the SEC.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition, which is incorporated herein by reference.

RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH 31, 2015 COMPARED TO THREE MONTHS ENDED MARCH 31, 2014

SALES

ADTRAN’s sales decreased 2.8% from $147.0 million in the three months ended March 31, 2014 to $142.8 million in the three months ended March 31, 2015. The decrease in sales for the three months ended March 31, 2015 is primarily attributable to a $4.4 million decrease in sales of our HDSL and other legacy products and a $2.8 million decrease in sales of our Internetworking products, partially offset by a $3.3 million increase in sales of our Broadband Access products. Sales during the three months ended March 31, 2015 were also negatively impacted by the strengthening of the U.S. dollar against the Euro.

Carrier Networks sales decreased 1.8% from $118.2 million in the three months ended March 31, 2014 to $116.0 million in the three months ended March 31, 2015. The decrease in sales for the three months ended March 31, 2015 is primarily attributable to decreases in sales of our HDSL and other legacy products and Internetworking products, partially offset by an increase in sales of our Broadband Access products. The decrease in sales of HDSL and other legacy products for the three months ended March 31, 2015 has been expected as customers continue to upgrade their networks to deliver higher bandwidth services by migrating to newer technologies, including to our core products from our Broadband Access, Internetworking and Optical product lines. While we expect that revenues from HDSL and our other legacy products will continue to decline over time, these revenues may continue for years because of the time required for our customers to transition to newer technologies. The decrease in sales of our Internetworking products for the Carrier Networks division is primarily attributable to a decrease in sales of our EFM products, partially offset by an increase in sales of our FTTP ONT products. The increase in sales of our Broadband Access products is primarily attributable to increases in hiX 5600 and Total Access 5000 MSAN product sales, partially offset by the impact of the strengthening of the U.S. dollar against the Euro.

Enterprise Networks sales decreased 7.0% from $28.8 million in the three months ended March 31, 2014 to $26.8 million in the three months ended March 31, 2015. The decrease in sales for the three months ended March 31, 2015 is primarily attributable to decreases in sales of our Internetworking products. The decrease in sales of our Internetworking products for the Enterprise Networks division was primarily attributable to soft demand in our regional carrier distribution channels and VAR channels, partially offset by improvements in large carrier channel sales. Internetworking product sales attributable to Enterprise Networks were 93.8% of the division’s sales in the three months ended March 31, 2015, compared to 94.3% in the three months ended March 31, 2014. Legacy products primarily comprise the remainder of Enterprise Networks sales. Enterprise Networks sales as a percentage of total sales decreased from 19.6% for the three months ended March 31, 2014 to 18.8% for the three months ended March 31, 2015.

International sales, which are included in the Carrier Networks and Enterprise Networks amounts discussed above, increased 9.4% from $54.3 million in the three months ended March 31, 2014 to $59.4 million in the three months ended March 31, 2015. International sales, as a percentage of total sales, increased from 36.9% for the three months ended March 31, 2014 to 41.6% for the three months ended March 31, 2015. The increase in international sales in the three months ended March 31, 2015 compared to the three months ended March 31, 2014 is primarily attributable to an increase in sales in the EMEA region, partially offset by decreases in sales in Latin America and the Asia-Pacific region.

Carrier System product sales increased $0.9 million in the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The increase for the three months ended March 31, 2015 is primarily attributable to a $3.3 million increase in Broadband Access product sales, partially offset by a $2.1 million decrease in legacy product sales. The changes for the three months ended March 31, 2015 are primarily attributable to the factors discussed above.

Business Networking product sales decreased $2.5 million in the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The decrease for the three months ended March 31, 2015 is primarily attributable to a $2.8 million decrease in Internetworking product sales. The decrease for the three ended March 31, 2015 is primarily attributable to the factors discussed above.

Loop Access product sales decreased $2.5 million in the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The decrease for the three months ended March 31, 2015 is primarily attributable to a $2.2 million decrease in HDSL product sales, which is discussed further above.

COST OF SALES

As a percentage of sales, cost of sales increased from 47.1% in the three months ended March 31, 2014 to 54.1% in the three months ended March 31, 2015. The increase for the three months ended March 31, 2015 is primarily attributable to the strengthening of the U.S. dollar against the Euro, an increase in international sales at lower gross margins, shifts in customer mix, higher services mix, and customer price movements to achieve market share position.

Carrier Networks cost of sales, as a percent of division sales, increased from 48.1% in the three months ended March 31, 2014 to 57.0% in the three months ended March 31, 2015. The increase for the three months ended March 31, 2015 is primarily attributable to the strengthening of the U.S. dollar against the Euro, an increase in international sales at lower gross margins, higher services mix, and customer price movements to achieve market share position.

Enterprise Networks cost of sales, as a percent of division sales, decreased from 43.0% in the three months ended March 31, 2014 to 41.4% in the three months ended March 31, 2015. The decrease for the three months ended March 31, 2015 is primarily attributable to customer and product mix.

An important part of our strategy is to reduce the product cost of each succeeding product generation and then to lower the product’s price based on the cost savings achieved. This may cause variations in our gross profit percentage due to timing differences between the recognition of cost reductions and the lowering of product selling prices.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased 8.5% from $33.9 million in the three months ended March 31, 2014 to $31.1 million in the three months ended March 31, 2015. The decrease in selling, general and administrative expenses for the three months ended March 31, 2015 is primarily attributable to a decrease in compensation expense and legal expense.

Selling, general and administrative expenses as a percentage of sales decreased from 23.1% in the three months ended March 31, 2014 to 21.7% in the three months ended March 31, 2015. Selling, general and administrative expenses as a percentage of sales may fluctuate whenever there is a significant fluctuation in revenues for the periods being compared.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses remained constant at $32.6 million in the three months ended March 31, 2014 and $32.5 million in the three months ended March 31, 2015.

As a percentage of sales, research and development expenses increased from 22.1% in the three months ended March 31, 2014 to 22.8% in the three months ended March 31, 2015. Research and development expenses as a percentage of sales will fluctuate whenever there are incremental product development activities or a significant fluctuation in revenues for the periods being compared.

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

INTEREST AND DIVIDEND INCOME

Interest and dividend income decreased 27.9% from $1.3 million in the three months ended March 31, 2014 to $0.9 million in the three months ended March 31, 2015. The decrease in interest and dividend income is primarily attributable to a reduction in investment principal partially offset by a slightly higher rate of return. See “Liquidity and Capital Resources” below for additional information on our taxable revenue bond.

INTEREST EXPENSE

Interest expense, which is primarily related to our taxable revenue bond, remained constant at $0.2 million in the three months ended March 31, 2014 and $0.1 million in the three months ended March 31, 2015, as we had no substantial change in our fixed-rate borrowing. See “Liquidity and Capital Resources” below for additional information on our revenue bond.

NET REALIZED INVESTMENT GAIN

Net realized investment gain increased 42.1% from $2.2 million in the three months ended March 31, 2014 to $3.1 million in the three months ended March 31, 2015. The increase in realized investment gains for the three months ended March 31, 2015 is primarily attributable to increased gains from the sale of equity securities and the rebalancing of our investment portfolio. See “Investing Activities” in “Liquidity and Capital Resources” below for additional information.

OTHER INCOME (EXPENSE), NET

Other income (expense), net, comprised primarily of miscellaneous income, gains and losses on foreign currency transactions, investment account management fees, and scrap raw material sales, changed from $0.1 million of income in the three months ended March 31, 2014 to $0.4 million of expense in the three months ended March 31, 2015. The change in the three months ended March 31, 2015 is primarily attributable to losses on foreign currency transactions during the first quarter of 2015.

INCOME TAXES

Our effective tax rate increased from 34.6% in the three months ended March 31, 2014 to 39.8% in the three months ended March 31, 2015. The increase in the effective tax rate between the two periods is primarily attributable to the release of a valuation allowance attributable to a foreign subsidiary in 2014.

NET INCOME

As a result of the above factors, net income decreased $6.3 million from $9.6 million in the three months ended March 31, 2014 to $3.3 million in the three months ended March 31, 2015.

As a percentage of sales, net income decreased from 6.5% in the three months ended March 31, 2014 to 2.3% in the three months ended March 31, 2015.

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

At March 31, 2015, cash on hand was $87.0 million and short-term investments were $78.8 million, which resulted in available short-term liquidity of $165.8 million. At December 31, 2014, our cash on hand of $73.4 million and short-term investments of $46.9 million resulted in available short-term liquidity of $120.4 million. The increase in short-term liquidity from December 31, 2014 to March 31, 2015 is primarily attributable to a reallocation of our investments to provide additional funds for our short-term cash needs, which includes operating activities, capital expenditures, purchase of treasury stock, and shareholder dividends.

Operating Activities

Our working capital, which consists of current assets less current liabilities, increased 16.0% from $232.1 million as of December 31, 2014 to $269.1 million as of March 31, 2015. The quick ratio, defined as cash, cash equivalents, short-term investments, and net accounts receivable, divided by current liabilities, increased from 1.75 as of December 31, 2014 to 1.94 as of March 31, 2015. The current ratio, defined as current assets divided by current liabilities, increased from 2.95 as of December 31, 2014 to 3.04 as of March 31, 2015. The increases in our working capital, quick ratio and current ratio are primarily attributable to an increase in cash and short-term investments, partially offset by an increase in accounts payable.

Net accounts receivable increased 2.7% from $88.5 million at December 31, 2014 to $90.9 million at March 31, 2015. Our allowance for doubtful accounts was $0.1 million at December 31, 2014 and $20 thousand at March 31, 2015. Quarterly accounts receivable days sales outstanding (DSO) remained constant at 57 days as of December 31, 2014 and March 31, 2015. The change in net accounts receivable is due to changes in customer mix and the timing of sales and collections during the quarter. Certain international customers can have longer payment terms than U.S. customers. Other receivables decreased from $33.3 million at December 31, 2014 to $30.0 million at March 31, 2015. The decrease in other receivables is primarily attributable to the timing of shipments and collections for materials supplied to our contract manufacturers during the quarter.

Quarterly inventory turnover decreased from 3.5 turns as of December 31, 2014 to 3.4 turns as of March 31, 2015. Inventory increased 7.4% from December 31, 2014 to March 31, 2015. We expect inventory levels to fluctuate as we attempt to maintain sufficient inventory in response to seasonal cycles of our business ensuring competitive lead times while managing the risk of inventory obsolescence that may occur due to rapidly changing technology and customer demand.

Accounts payable increased 30.6% from $56.4 million at December 31, 2014 to $73.7 million at March 31, 2015. Accounts payable will fluctuate due to variations in the timing of the receipt of supplies, inventory and services and our subsequent payments for these purchases.

Investing Activities

Capital expenditures totaled approximately $2.4 million and $2.0 million for the three months ended March 31, 2015 and 2014, respectively. These expenditures were primarily used to purchase manufacturing and test equipment and computer software and hardware.

Our combined short-term and long-term investments decreased $12.1 million from $327.6 million at December 31, 2014 to $315.4 million at March 31, 2015. This decrease reflects the impact of our cash needs for capital expenditures, share repurchases, dividends, as well as net realized and unrealized losses and amortization of net premiums on our combined investments, partially offset by additional funds available for investment provided by our operating activities and stock option exercises by our employees.

We invest all available cash not required for immediate use in operations primarily in securities that we believe bear minimal risk of loss. At March 31, 2015 these investments included corporate bonds of $132.4 million, municipal fixed-rate bonds of $93.1 million, and municipal variable rate demand notes of $4.2 million. At December 31, 2014, these investments included corporate bonds of $111.3 million, municipal fixed-rate bonds of $127.8 million, and municipal variable rate demand notes of $2.5 million. As of March 31, 2015, our corporate bonds, municipal fixed-rate bonds, and municipal variable rate demand notes were classified as available-for-sale and had a combined duration of 1.0 years with an average credit rating of A+. Because our bond portfolio has a high quality rating and contractual maturities of a short duration, we are able to obtain prices for these bonds derived from observable market inputs, or for similar securities traded in an active market, on a daily basis.

Our long-term investments decreased 15.7% from $280.6 million at December 31, 2014 to $236.7 million at March 31, 2015. Long-term investments at March 31, 2015 and December 31, 2014 included an investment in a certificate of deposit of $30.0 million, which serves as collateral for our revenue bond, as discussed below. We have various equity investments included in long-term investments at a cost of $26.6 million and $26.4 million, and with a fair value of $37.6 million and $38.3 million, at March 31, 2015 and December 31, 2014, respectively.

Long-term investments at March 31, 2015 and December 31, 2014 also included $16.6 million and $16.3 million, respectively, related to our deferred compensation plans, and $1.5 million, respectively, of other investments carried at cost, consisting of interests in two private equity funds and an investment in a privately held telecommunications equipment manufacturer.

We review our investment portfolio for potential “other-than-temporary” declines in value on an individual investment basis. We assess, on a quarterly basis, significant declines in value which may be considered other-than-temporary and, if necessary, recognize and record the appropriate charge to write-down the carrying value of such investments. In making this assessment, we take into consideration qualitative and quantitative information, including but not limited to the following: the magnitude and duration of historical declines in market prices, credit rating activity, assessments of liquidity, public filings, and statements made by the issuer. We generally begin our identification of potential other-than-temporary impairments by reviewing any security with a fair value that has declined from its original or adjusted cost basis by 25% or more for six or more consecutive months. We then evaluate the individual security based on the previously identified factors to determine the amount of the write-down, if any. For the three months ended March 31, 2015 and 2014, other-than-temporary impairment charges were not significant.

Financing Activities

Dividends

In July 2003, our Board of Directors elected to begin declaring quarterly dividends on our common stock considering the tax treatment of dividends and adequate levels of Company liquidity. During the three months ended March 31, 2015, we paid dividends totaling $4.8 million.

Debt

We have amounts outstanding under loans made pursuant to an Alabama State Industrial Development Authority revenue bond (the Bond) which totaled $30.0 million at March 31, 2015 and December 31, 2014. At March 31, 2015, the estimated fair value of the Bond was approximately $29.7 million, based on a debt security with a comparable interest rate and maturity and a Standard & Poor’s credit rating of AAA. Included in long-term investments are restricted funds in the amount of $30.0 million at March 31, 2015 and December 31, 2014, which is a collateral deposit against the principal amount of the Bond. We have the right to set-off the balance of the Bond with the collateral deposit in order to reduce the balance of the indebtedness. The Bond matures on January 1, 2020, and bears interest at the rate of 2% per annum. In conjunction with this program, we are eligible to receive certain economic incentives from the state of Alabama that reduce the amount of payroll withholdings we are required to remit to the state for those employment positions that qualify under this program. We are required to make payments in the amounts necessary to pay the interest on the amounts currently outstanding. It is our intent to make annual principal payments in addition to the interest amounts that are due. In connection with this decision, $1.2 million of the Bond has been classified as a current liability in accounts payable in the Consolidated Balance Sheet at March 31, 2015.

Stock Repurchase Program

Since 1997, our Board of Directors has approved multiple share repurchase programs that have authorized open market repurchase transactions of up to 45.0 million shares of our common stock. This authorization will be implemented through open market or private purchases from time to time as conditions warrant. During the three months ended March 31, 2015, we repurchased 0.1 million shares of our common stock at an average price of $21.52 per share. We currently have the authority to purchase an additional 4.7 million shares of our common stock under the current plans approved by the Board of Directors.

Stock Option Exercises

To accommodate employee stock option exercises, we issued 17 thousand shares of treasury stock for $0.3 million during the three months ended March 31, 2015.

Off-Balance Sheet Arrangements and Contractual Obligations

We do not have off-balance sheet financing arrangements and have not engaged in any related party transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources. During the three months ended March 31, 2015, there have been no material changes in contractual obligations and commercial commitments from those discussed in our most recent Annual Report on Form 10-K for the year ended December 31, 2014 filed on February 24, 2015 with the SEC.

We have committed to invest up to an aggregate of $7.9 million in two private equity funds, and we have contributed $8.4 million as of March 31, 2015, of which $7.7 million has been applied to these commitments.

FACTORS THAT COULD AFFECT OUR FUTURE RESULTS

The following are some of the risks that could affect our financial performance or could cause actual results to differ materially from those expressed or implied in our forward-looking statements:

•	Our operating results may fluctuate in future periods, which may adversely affect our stock price.

•	Our revenue for a particular period can be difficult to predict, and a shortfall in revenue may harm our operating results.

•	General economic conditions may reduce our revenues and harm our operating results.

•	Our exposure to the credit risks of our customers and distributors may make it difficult to collect accounts receivable and could adversely affect our operating results and financial condition.

•	We expect gross margin to vary over time, and our level of product gross margin may not be sustainable.

•	We must continue to update and improve our products and develop new products in order to compete and to keep pace with improvements in communications technology.

•	Our products may not continue to comply with evolving regulations governing their sale, which may harm our business.

•	Our failure or the failure of our contract manufacturers to comply with applicable environmental regulations could adversely impact our results of operations.

•	If our products do not interoperate with our customers’ networks, installations may be delayed or cancelled, which could harm our business.

•	The lengthy approval process required by major and other service providers for new products could result in fluctuations in our revenue.

•	We engage in research and development activities to improve the application of developed technologies, and as a consequence may miss certain market opportunities enjoyed by larger companies with substantially greater research and development efforts who may focus on more leading edge development.

•	We depend heavily on sales to certain customers; the loss of any of these customers would significantly reduce our revenues and net income.

•	Our strategy of outsourcing a portion of our manufacturing requirements to subcontractors located in various international regions may result in us not meeting our cost, quality or performance standards.

•	Our dependence on a limited number of suppliers for certain raw materials and key components may prevent us from delivering our products on a timely basis, which could have a material adverse effect on customer relations and operating results.

•	We compete in markets that have become increasingly competitive, which may result in reduced gross profit margins and market share.

•	Our estimates regarding future warranty obligations may change due to product failure rates, shipment volumes, field service obligations and other rework costs incurred in correcting product failures. If our estimates change, the liability for warranty obligations may be increased or decreased, impacting future cost of goods sold.

•	Managing our inventory is complex and may include write-downs of excess or obsolete inventory.

•	The continuing growth of our international operations could expose us to additional risks, increase our costs and adversely affect our operating results and financial condition.

•	We may be adversely affected by fluctuations in currency exchange rates.

•	Our success depends on our ability to reduce the selling prices of succeeding generations of our products.

•	Breaches in our information systems could cause significant damage to our business and reputation.

•	Our failure to maintain rights to intellectual property used in our business could adversely affect the development, functionality, and commercial value of our products.

•	Software under license from third parties for use in certain of our products may not continue to be available to us on commercially reasonable terms.

•	We may incur liabilities or become subject to litigation that would have a material effect on our business.

•	Consolidation and deterioration in the competitive service provider market could result in a significant decrease in our revenue.

•	We depend on distributors who maintain inventories of our products. If the distributors reduce their inventories of these products, our sales could be adversely affected.

•	If we are unable to successfully develop and maintain relationships with system integrators, service providers, and enterprise value added resellers, our sales may be negatively affected.

•	If we fail to manage our exposure to worldwide financial and securities markets successfully, our operating results and financial statements could be materially impacted.

•	Changes in our effective tax rate or assessments arising from tax audits may have an adverse impact on our results.

•	We are required to periodically evaluate the value of our long-lived assets, including the value of intangibles acquired and goodwill resulting from business acquisitions. Any future impairment charges required may adversely affect our operating results.

•	Our success depends on attracting and retaining key personnel.

•	Regulatory and potential physical impacts of climate change and other natural events may affect our customers and our production operations, resulting in adverse effects on our operating results.

•	While we believe our internal control over financial reporting is adequate, a failure to maintain effective internal control over financial reporting as our business expands could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

•	The price of our common stock has been volatile and may continue to fluctuate significantly.

The foregoing list of risks is not exclusive. For a more detailed description of the risk factors associated with our business, see Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, filed on February 24, 2015 with the SEC.

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

We maintain depository investments with certain financial institutions. Although these depository investments may exceed government insured depository limits, we have evaluated the credit worthiness of these financial institutions, and determined the risk of material financial loss due to exposure of such credit risk to be minimal. As of March 31, 2015, $83.4 million of our cash and cash equivalents, primarily certain domestic money market funds and foreign depository accounts, were in excess of government provided insured depository limits.

As of March 31, 2015, approximately $247.3 million of our cash and investments may be directly affected by changes in interest rates. We have performed a hypothetical sensitivity analysis assuming market interest rates increase or decrease by 50 basis points (bps) for an entire year, while all other variables remain constant. At March 31, 2015, we held $102.7 million of cash and investments where a change in interest rates would impact our interest income. A hypothetical 50 bps decline in interest rates as of March 31, 2015 would reduce annualized interest income on our cash and investments by approximately $0.5 million. In addition, we held $220.3 million of fixed-rate municipal bonds and corporate bonds whose fair values may be directly affected by a change in interest rates. A hypothetical 50 bps increase in interest rates as of March 31, 2015 would reduce the fair value of our municipal fixed-rate bonds and corporate bonds by approximately $1.1 million.

As of March 31, 2014, approximately $329.9 million of our cash and investments was subject to being directly affected by changes in interest rates. We have performed a hypothetical sensitivity analysis assuming market interest rates increase or decrease by 50 bps for the entire year, while all other variables remain constant. A hypothetical 50 bps decline in interest rates as of March 31, 2014 would have reduced annualized interest income on our cash, money market instruments and municipal variable rate demand notes by approximately $0.6 million. In addition, a hypothetical 50 bps increase in interest rates as of March 31, 2014 would have reduced the fair value of our municipal fixed-rate bonds and corporate bonds by approximately $1.5 million.

We are exposed to changes in foreign currency exchange rates to the extent that such changes affect our revenue and gross margin on revenue derived from some international customers, expenses, and assets and liabilities held in non-functional currencies related to our foreign subsidiaries. Our primary exposure to foreign currency exchange rates is with our German subsidiary, whose functional currency is the Euro, and our Australian subsidiary, whose functional currency is the Australian dollar. We are exposed to changes in foreign currency exchange rates to the extent of our German subsidiaries use of contract manufacturers and raw material suppliers whom we predominately pay in U.S. dollars. As a result, changes in currency exchange rates could cause variations in gross margin in the products that we sell in the EMEA region.

We have certain international customers who are invoiced or pay in a non-functional currency. Changes in the monetary exchange rates used to invoice such customers versus the functional currency of the entity billing such customers may adversely affect our results of operations and financial condition. To manage the volatility relating to these typical business exposures, we may enter into various derivative transactions, when appropriate. We do not hold or issue derivative instruments for trading or other speculative purposes. The Saudi Arabian Riyal is the predominant currency of the customers who are billed in their local currency. Taking into account the effects of foreign currency fluctuations of the Riyal versus the Euro, a hypothetical 10% weakening of the Euro as of March 31, 2015 would provide a gain on foreign currency of approximately $0.1 million. Conversely, a hypothetical 10% strengthening of the Euro as of March 31, 2015 would provide a loss on foreign currency of approximately $0.1 million. Any gain or loss would be significantly mitigated by the forward contracts discussed in the following paragraph.

As of March 31, 2015, we had no material contracts, other than accounts receivable, accounts payable, and loans to a subsidiary, denominated in foreign currencies. As of March 31, 2015, we had forward contracts outstanding with notional amounts totaling €63.0 million ($67.7 million), which mature at various times throughout 2015. The fair value of these forward contracts was a net asset of approximately $1.1 million as of March 31, 2015.

For further information about the fair value of our available-for-sale investments and our derivative and hedging activities as of March  31, 2015, see Notes 5 and 6 of Notes to Consolidated Financial Statements.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) for ADTRAN. Our Chief Executive Officer and Interim Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, have concluded that our disclosure controls and procedures are effective.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

A list of factors that could materially affect our business, financial condition or operating results is included under “Factors That Could Affect Our Future Results” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 2 of Part I of this report. There have been no material changes to the risk factors as disclosed in Item 1A of Part I of our most recent Annual Report on Form 10-K for the year ended December 31, 2014, filed on February 24, 2015 with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth repurchases of our common stock for the months indicated:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2015 – January 31, 2015	—	—	—	4,792,785
February 1, 2015 – February 28, 2015	141,000	$21.52	141,000	4,651,785
March 1, 2015 – March 31, 2015	—	—	—	4,651,785

Total	141,000		141,000

On May 14, 2014, our Board of Directors authorized the repurchase of an additional 5.0 million shares of our common stock (bringing the total shares authorized for repurchase to 45.0 million). This new authorization is being implemented through open market or private purchases from time to time as conditions warrant.

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

ADTRAN, Inc.
(Registrant)

Date: May 6, 2015	/s/ Michael Foliano
Michael Foliano
Senior Vice President – Global Operations,
Interim Chief Financial Officer, Treasurer and Secretary
(Interim Principal Financial Officer)

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