Form 10-Q
period 2015-06-30
ADTRAN INC
filed 2015-08-05
CIK 926282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2015

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from                      to

Commission File Number 0-24612

ADTRAN, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	63-0918200
(State of	(I.R.S. Employer
Incorporation)	Identification No.)

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date:

Class	Outstanding at July 22, 2015
Common Stock, $.01 Par Value	49,928,495 Shares

ADTRAN, Inc.

Quarterly Report on Form 10-Q

For the Three and Six Months Ended June 30, 2015

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADTRAN, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	June 30,	December 31,
	2015	2014
ASSETS
Current Assets
Cash and cash equivalents	$87,215	$73,439
Short-term investments	54,127	46,919
Accounts receivable, less allowance for doubtful accounts of $21 and $136 at June 30, 2015 and December 31, 2014, respectively	89,088	88,502
Other receivables	31,442	33,295
Inventory, net	100,048	86,710
Prepaid expenses	5,817	5,129
Deferred tax assets, net	17,038	17,095

Total Current Assets	384,775	351,089
Property, plant and equipment, net	73,347	74,828
Deferred tax assets, net	20,473	17,694
Goodwill	3,492	3,492
Other assets	10,236	10,942
Long-term investments	216,665	280,649

Total Assets	$708,988	$738,694

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$85,456	$56,414
Unearned revenue	17,495	22,762
Accrued expenses	15,538	11,077
Accrued wages and benefits	15,515	13,855
Income tax payable, net	10,072	14,901

Total Current Liabilities	144,076	119,009
Non-current unearned revenue	9,444	10,948
Other non-current liabilities	31,268	30,924
Bonds payable	28,800	28,800

Total Liabilities	213,588	189,681
Commitments and contingencies (see Note 14)
Stockholders’ Equity
Common stock, par value $0.01 per share; 200,000 shares authorized; 79,652 shares issued and 50,573 shares outstanding at June 30, 2015 and 79,652 shares issued and 53,431 shares outstanding at December 31, 2014	797	797
Additional paid-in capital	244,920	241,829
Accumulated other comprehensive loss	(4,667)	(75)
Retained earnings	903,448	907,751
Less treasury stock at cost: 29,079 and 26,221 shares at June 30, 2015 and December 31, 2014, respectively	(649,098)	(601,289)

Total Stockholders’ Equity	495,400	549,013

Total Liabilities and Stockholders’ Equity	$708,988	$738,694

See notes to consolidated financial statements

ADTRAN, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Sales	$160,138	$176,129	$302,973	$323,133
Cost of sales	91,892	89,332	169,164	158,546

Gross Profit	68,246	86,797	133,809	164,587
Selling, general and administrative expenses	32,123	33,788	63,187	67,727
Research and development expenses	35,479	33,670	68,015	66,223

Operating Income	644	19,339	2,607	30,637
Interest and dividend income	908	1,054	1,841	2,348
Interest expense	(149)	(148)	(297)	(375)
Net realized investment gain	3,255	2,340	6,370	4,532
Other expense, net	(547)	(774)	(900)	(652)

Income before provision for income taxes	4,111	21,811	9,621	36,490
Provision for income taxes	(1,567)	(7,416)	(3,760)	(12,488)

Net Income	$2,544	$14,395	$5,861	$24,002

Weighted average shares outstanding – basic	51,822	55,409	52,607	56,077
Weighted average shares outstanding – diluted	51,917	55,729	52,742	56,559
Earnings per common share – basic	$0.05	$0.26	$0.11	$0.43
Earnings per common share – diluted	$0.05	$0.26	$0.11	$0.42
Dividend per share	$0.09	$0.09	$0.18	$0.18

See notes to consolidated financial statements

ADTRAN, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net Income	$2,544	$14,395	$5,861	$24,002

Other Comprehensive Income (Loss), net of tax:
Net unrealized gains (losses) on available-for-sale securities	(1,783)	1,219	(2,286)	298
Defined benefit plan adjustments	72	—	140	—
Foreign currency translation	872	134	(2,446)	386

Other Comprehensive Income (Loss), net of tax	(839)	1,353	(4,592)	684

Comprehensive Income, net of tax	$1,705	$15,748	$1,269	$24,686

See notes to consolidated financial statements

ADTRAN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$5,861	$24,002
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,256	7,467
Amortization of net premium on available-for-sale investments	1,578	2,272
Net realized gain on long-term investments	(6,370)	(4,532)
Net loss on disposal of property, plant and equipment	160	37
Stock-based compensation expense	3,114	4,149
Deferred income taxes	(1,743)	377
Tax benefit from stock option exercises	(23)	67
Excess tax benefits from stock-based compensation arrangements	38	(58)
Changes in operating assets and liabilities:
Accounts receivable, net	(2,003)	(31,583)
Other receivables	(119)	(4,072)
Inventory	(14,254)	841
Prepaid expenses and other assets	(1,433)	(3,103)
Accounts payable	30,938	14,425
Accrued expenses and other liabilities	2,175	8,248
Income tax payable, net	(3,961)	4,442

Net cash provided by operating activities	21,214	22,979

Cash flows from investing activities:
Purchases of property, plant and equipment	(5,392)	(4,919)
Proceeds from disposals of property, plant and equipment	8	1
Proceeds from sales and maturities of available-for-sale investments	120,422	166,518
Purchases of available-for-sale investments	(62,626)	(106,406)

Net cash provided by investing activities	52,412	55,194

Cash flows from financing activities:
Proceeds from stock option exercises	833	1,781
Purchases of treasury stock	(49,307)	(53,091)
Dividend payments	(9,509)	(10,137)
Payments on long-term debt	—	(16,500)
Excess tax benefits from stock-based compensation arrangements	(38)	58

Net cash used in financing activities	(58,021)	(77,889)

Net increase in cash and cash equivalents	15,605	284
Effect of exchange rate changes	(1,829)	321
Cash and cash equivalents, beginning of period	73,439	58,298

Cash and cash equivalents, end of period	$87,215	$58,903

Supplemental disclosure of non-cash investing activities:
Purchases of property, plant and equipment included in accounts payable	$270	$423

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

Out of Period Adjustment

In connection with the preparation of our Condensed Consolidated Financial Statements, we recorded corrections of certain out of period, immaterial misstatements that occurred in prior periods, the most significant of which resulted in an increase in Other Expense of $1.3 million in the first quarter of 2015. The aggregate impact of the corrections was a $0.8 million reduction to pre-tax income for the six months ended June 30, 2015 and is not expected to be material to the current year annual results.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and early application is not permitted. ASU 2014-09 allows for either full retrospective or modified retrospective adoption. We are currently evaluating the transition method that will be elected and the impact that the adoption of ASU 2014-09 will have on our financial position, results of operations and cash flows.

In April 2015, the FASB issued Accounting Standards Update No. 2015-05, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (ASU 2015-05), which provides guidance on accounting for fees paid by a customer in a cloud computing arrangement. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early adoption is permitted. The amendments may be applied either prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. We do not believe the adoption of ASU 2015-05 will have a material impact on our financial position, results of operations and cash flows.

In July 2015, the FASB issued Accounting Standards Update No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (ASU 2015-11). Currently, Topic 330, Inventory, requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. ASU 2015-11 does not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. ASU 2015-11 requires an entity to measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. We do not believe the adoption of ASU 2015-05 will have a material impact on our financial position, results of operations and cash flows.

2. INCOME TAXES

Our effective tax rate increased from 34.2% in the six months ended June 30, 2014 to 39.1% in the six months ended June 30, 2015. The increase in the effective tax rate between the two periods is primarily attributable to the release of a valuation allowance attributable to a foreign subsidiary in 2014.

3. PENSION BENEFIT PLAN

We maintain a defined benefit pension plan covering employees in certain foreign countries.

The following table summarizes the components of net periodic pension cost for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Service cost	$324	$306	$664	$611
Interest cost	152	216	311	431
Expected return on plan assets	(250)	(280)	(511)	(559)
Amortization of actuarial losses	100	—	205	—

Net periodic pension cost	$326	$242	$669	$483

4. STOCK-BASED COMPENSATION

The following table summarizes the stock-based compensation expense related to stock options, restricted stock units (RSUs) and restricted stock for the three and six months ended June 30, 2015 and 2014, which was recognized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Stock-based compensation expense included in cost of sales	$53	$119	$143	$235

Selling, general and administrative expense	723	1,015	1,414	2,041
Research and development expense	699	958	1,557	1,873

Stock-based compensation expense included in operating expenses	1,422	1,973	2,971	3,914

Total stock-based compensation expense	1,475	2,092	3,114	4,149
Tax benefit for expense associated with non-qualified options	(222)	(296)	(402)	(580)

Total stock-based compensation expense, net of tax	$1,253	$1,796	$2,712	$3,569

The fair value of our stock options is estimated using the Black-Scholes model. The determination of the fair value of stock options on the date of grant using the Black-Scholes model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables that may have a significant impact on the fair value estimate.

There were no options granted during the three months ended June 30, 2015 and 2014. The weighted-average assumptions and value of options granted for the six months ended June 30, 2015 and 2014 are as follows:

	Six Months Ended
	June 30, 2015	June 30, 2014
Expected volatility	38.75%	39.57%
Risk-free interest rate	1.46%	1.86%
Expected dividend yield	1.60%	1.38%
Expected life (in years)	6.47	6.25
Weighted-average estimated value	$7.63	$9.28

The fair value of our RSUs is calculated using a Monte Carlo Simulation valuation method. No RSUs were granted or vested during the three and six months ended June 30, 2015 and 2014. Twelve thousand RSUs were forfeited during the six months ended June 30, 2015.

The fair value of restricted stock is equal to the closing price of our stock on the date of grant. No restricted stock was granted or forfeited during the three and six months ended June 30, 2015 and 2014. Two thousand shares of restricted stock vested during the three months ended June 30, 2015.

Stock-based compensation expense recognized in our Consolidated Statements of Income for the three and six months ended June 30, 2015 and 2014 is based on options, RSUs and restricted stock ultimately expected to vest, and has been reduced for estimated forfeitures. Estimated forfeitures for stock options are based upon historical experience and approximate 3.3% annually. We estimated a 0% forfeiture rate for our RSUs and restricted stock due to the limited number of recipients and historical experience for these awards.

As of June 30, 2015, total compensation expense related to non-vested stock options, RSUs and restricted stock not yet recognized was approximately $12.6 million, which is expected to be recognized over an average remaining recognition period of 2.5 years.

The following table is a summary of our stock options outstanding as of December 31, 2014 and June 30, 2015 and the changes that occurred during the six months ended June 30, 2015:

(In thousands, except per share amounts)	Number of Options	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life In Years	Aggregate Intrinsic Value
Options outstanding, December 31, 2014	6,981	$23.62	6.45	$10,625
Options granted	2	$22.56
Options forfeited	(243)	$21.01
Options expired	(157)	$26.78
Options exercised	(52)	$16.08

Options outstanding, June 30, 2015	6,531	$23.70	5.92	$446

Options vested and expected to vest, June 30, 2015	6,440	$23.75	5.85	$331

Options exercisable, June 30, 2015	4,190	$25.21	4.51	$446

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (the difference between the closing price of our stock on the last trading day of the quarter and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2015. The aggregate intrinsic value will change based on the fair market value of our stock.

The total pre-tax intrinsic value of options exercised during the three and six months ended June 30, 2015 was $25 thousand and $0.1 million, respectively.

5. INVESTMENTS

At June 30, 2015, we held the following securities and investments, recorded at either fair value or cost.

(In thousands)	Amortized Cost	Gross Unrealized		Carrying Value
		Gains	Losses
Deferred compensation plan assets	$14,046	$2,601	$(113)	$16,534
Corporate bonds	114,446	123	(139)	114,430
Municipal fixed-rate bonds	67,302	130	(45)	67,387
Municipal variable rate demand notes	3,695	—	—	3,695
Marketable equity securities	28,901	9,265	(866)	37,300

Available-for-sale securities held at fair value	$228,390	$12,119	$(1,163)	$239,346

Restricted investment held at cost				30,000
Other investments held at cost				1,446

Total carrying value of available-for-sale investments				$270,792

At December 31, 2014, we held the following securities and investments, recorded at either fair value or cost.

(In thousands)	Amortized Cost	Gross Unrealized		Carrying Value
		Gains	Losses
Deferred compensation plan assets	$13,897	$2,409	$(12)	$16,294
Corporate bonds	111,261	186	(186)	111,261
Municipal fixed-rate bonds	127,341	480	(34)	127,787
Municipal variable rate demand notes	2,465	—	—	2,465
Marketable equity securities	26,399	12,395	(539)	38,255

Available-for-sale securities held at fair value	$281,363	$15,470	$(771)	$296,062

Restricted investment held at cost				30,000
Other investments held at cost				1,506

Total carrying value of available-for-sale investments				$327,568

As of June 30, 2015, our corporate bonds and municipal fixed-rate bonds had the following contractual maturities:

(In thousands)	Corporate bonds	Municipal fixed-rate bonds
Less than one year	$32,179	$18,254
One to two years	42,510	35,462
Two to three years	39,741	12,460
Three to five years	—	1,211

Total	$114,430	$67,387

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Our investment policy provides limitations for issuer concentration, which limits, at the time of purchase, the concentration in any one issuer to 5% of the market value of our total investment portfolio.

At June 30, 2015, we held a $30.0 million restricted certificate of deposit, which is carried at cost. This investment serves as a collateral deposit against the principal amount outstanding under loans made to ADTRAN pursuant to an Alabama State Industrial Development Authority revenue bond (the Bond). At June 30, 2015, the estimated fair value of the Bond using a level 2 valuation technique was approximately $29.9 million, based on a debt security with a comparable interest rate and maturity and a Standard and Poor’s credit rating of AAA. For more information on the Bond, see “Debt” under “Liquidity and Capital Resources” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 2 of Part I of this report.

We review our investment portfolio for potential “other-than-temporary” declines in value on an individual investment basis. We assess, on a quarterly basis, significant declines in value which may be considered other-than-temporary and, if necessary, recognize and record the appropriate charge to write-down the carrying value of such investments. In making this assessment, we take into consideration qualitative and quantitative information, including but not limited to the following: the magnitude and duration of historical declines in market prices, credit rating activity, assessments of liquidity, public filings, and statements made by the issuer. We generally begin our identification of potential other-than-temporary impairments by reviewing any security with a fair value that has declined from its original or adjusted cost basis by 25% or more for six or more consecutive months. We then evaluate the individual security based on the previously identified factors to determine the amount of the write-down, if any. For the three and six months ended June 30, 2015 and 2014, other-than-temporary impairment charges were not significant.

Realized gains and losses on sales of securities are computed under the specific identification method. The following table presents gross realized gains and losses related to our investments.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Gross realized gains	$3,459	$2,407	$6,604	$4,635
Gross realized losses	$(204)	$(67)	$(234)	$(103)

As of June 30, 2015 and 2014, gross unrealized losses related to individual securities in a continuous loss position for 12 months or longer were not significant.

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

	Fair Value Measurements at June 30, 2015 Using
(In thousands)	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$1,087	$1,087	$—	$—

Available-for-sale securities
Deferred compensation plan assets	16,534	16,534	—	—
Available-for-sale debt securities
Corporate bonds	114,430	—	114,430	—
Municipal fixed-rate bonds	67,387	—	67,387	—
Municipal variable rate demand notes	3,695	—	3,695	—
Available-for-sale marketable equity securities
Marketable equity securities – technology industry	7,786	7,786	—	—
Marketable equity securities – other	29,514	29,514	—	—

Available-for-sale securities	239,346	53,834	185,512	—

Total	$240,433	$54,921	$185,512	$—

	Fair Value Measurements at December 31, 2014 Using
(In thousands)	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$1,163	$1,163	$—	$—

Available-for-sale securities
Deferred compensation plan assets	16,294	16,294	—	—
Available-for-sale debt securities
Corporate bonds	111,261	—	111,261	—
Municipal fixed-rate bonds	127,787	—	127,787	—
Municipal variable rate demand notes	2,465	—	2,465	—
Available-for-sale marketable equity securities
Marketable equity securities – technology industry	9,661	9,661	—	—
Marketable equity securities – other	28,594	28,594	—	—

Available-for-sale securities	296,062	54,549	241,513	—

Total	$297,225	$55,712	$241,513	$—

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

As of June 30, 2015, we had forward contracts outstanding with notional amounts totaling €39.0 million ($43.4 million), which mature at various times throughout 2015.

The fair values of our derivative instruments recorded in the Consolidated Balance Sheet as of June 30, 2015 and December 31, 2014 were as follows:

(In thousands)	Balance Sheet Location	June 30, 2015	December 31, 2014
Derivatives Not Designated as Hedging Instruments (Level 2):
Foreign exchange contracts – asset derivatives	Other receivables	$447	$249
Foreign exchange contracts – liability derivatives	Accounts payable	$(832)	$(10)

The change in the fair values of our derivative instruments recorded in the Consolidated Statements of Income during the three and six months ended June 30, 2015 and 2014 were as follows:

		Three Months Ended		Six Months Ended
	Income Statement Location	June 30,		June 30,
(In thousands)		2015	2014	2015	2014
Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	Other income (expense)	$(1,299)	$(438)	$177	$(548)

7. INVENTORY

At June 30, 2015 and December 31, 2014, inventory consisted of the following:

(In thousands)	June 30, 2015	December 31, 2014
Raw materials	$38,819	$34,831
Work in process	3,489	3,750
Finished goods	57,740	48,129

Total	$100,048	$86,710

We establish reserves for estimated excess, obsolete, or unmarketable inventory equal to the difference between the cost of the inventory and the estimated fair value of the inventory based upon assumptions about future demand and market conditions. At June 30, 2015 and December 31, 2014, raw materials reserves totaled $17.6 million and $16.9 million, respectively, and finished goods inventory reserves totaled $7.6 million and $7.8 million, respectively.

8. GOODWILL AND INTANGIBLE ASSETS

Goodwill, all of which relates to our acquisition of Bluesocket, Inc. and is included in our Enterprise Networks division, was $3.5 million at June 30, 2015 and December 31, 2014. We evaluate the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. We have elected to first assess the qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit to which the goodwill is assigned is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step impairment test. If we determine that it is more likely than not that its fair value is less than its carrying amount, then the two-step impairment test will be performed. There have been no impairment losses recorded since acquisition.

Intangible assets are included in other assets in the accompanying Consolidated Balance Sheets and include intangibles acquired in conjunction with our acquisitions of Objectworld Communications Corporation on September 15, 2009, Bluesocket, Inc. on August 4, 2011, and the NSN BBA business on May 4, 2012.

The following table presents our intangible assets as of June 30, 2015 and December 31, 2014:

(In thousands)	June 30, 2015			December 31, 2014
	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Customer relationships	$5,937	$(2,350)	$3,587	$6,310	$(2,136)	$4,174
Developed technology	5,784	(3,962)	1,822	6,005	(3,577)	2,428
Intellectual property	2,340	(1,687)	653	2,340	(1,520)	820
Trade names	270	(235)	35	270	(205)	65
Other	11	(11)	—	12	(11)	1

Total	$14,342	$(8,245)	$6,097	$14,937	$(7,449)	$7,488

Amortization expense, all of which relates to business acquisitions, was $0.5 million and $0.6 million for the three months ended June 30, 2015 and 2014, respectively, and $1.0 million and $1.2 million for the six months ended June 30, 2015 and 2014, respectively.

As of June 30, 2015, the estimated future amortization expense of our intangible assets is as follows:

(In thousands)	Amount
Remainder of 2015	$928
2016	1,679
2017	1,164
2018	703
2019	309
Thereafter	1,314

Total	$6,097

9. STOCKHOLDERS’ EQUITY

A summary of the changes in stockholders’ equity for the six months ended June 30, 2015 is as follows:

(In thousands)	Stockholders’ Equity
Balance, December 31, 2014	$549,013
Net income	5,861
Dividend payments	(9,509)
Dividends accrued for unvested restricted stock units	10
Net unrealized losses on available-for-sale securities (net of tax)	(2,286)
Defined benefit plan adjustments	140
Foreign currency translation adjustment	(2,446)
Proceeds from stock option exercises	833
Purchase of treasury stock	(49,307)
Income tax benefit from exercise of stock options	(23)
Stock-based compensation expense	3,114

Balance, June 30, 2015	$495,400

Stock Repurchase Program

Since 1997, our Board of Directors has approved multiple share repurchase programs that have authorized open market repurchase transactions of up to 45.0 million shares of our common stock. During the six months ended June 30, 2015, we repurchased 2.9 million shares of our common stock at an average price of $16.87 per share. As of June 30, 2015, we have the authority to purchase an additional 1.9 million shares of our common stock under the current plans approved by the Board of Directors.

Stock Option Exercises

We issued 0.1 million shares of treasury stock during the six months ended June 30, 2015 to accommodate employee stock option exercises. The stock options had exercise prices ranging from $15.29 to $22.53. We received proceeds totaling $0.8 million from the exercise of these stock options during the six months ended June 30, 2015.

Dividend Payments

During the six months ended June 30, 2015, we paid cash dividends as follows (in thousands except per share amounts):

Record Date	Payment Date	Per Share Amount	Total Dividend Paid
February 5, 2015	February 19, 2015	$0.09	$4,811
May 7, 2015	May 21, 2015	$0.09	$4,698

Other Comprehensive Income

Other comprehensive income consists of unrealized gains (losses) on available-for-sale securities, reclassification adjustments for amounts included in net income related to impairments of available-for-sale securities, realized gains (losses) on available-for-sale securities, and amortization of actuarial gains (losses) related to our defined benefit plan, defined benefit plan adjustments, and foreign currency translation adjustments.

The following tables present changes in accumulated other comprehensive income, net of tax, by component for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015
(In thousands)	Unrealized Gains (Losses) on Available- for-Sale Securities	Defined Benefit Plan Adjustments	Foreign Currency Adjustments	Total
Beginning balance	$8,461	$(5,689)	$(6,600)	$(3,828)
Other comprehensive income (loss) before reclassifications	177	—	872	1,049
Amounts reclassified from accumulated other comprehensive income	(1,960)	72	—	(1,888)

Net current period other comprehensive income (loss)	(1,783)	72	872	(839)

Ending balance	$6,678	$(5,617)	$(5,728)	$(4,667)

	Three Months Ended June 30, 2014
(In thousands)	Unrealized Gains (Losses) on Available- for-Sale Securities	Defined Benefit Plan Adjustments	Foreign Currency Adjustments	Total
Beginning balance	$9,816	$(891)	$1,159	$10,084
Other comprehensive income (loss) before reclassifications	2,516	—	134	2,650
Amounts reclassified from accumulated other comprehensive income	(1,297)	—	—	(1,297)

Net current period other comprehensive income (loss)	1,219	—	134	1,353

Ending balance	$11,035	$(891)	$1,293	$11,437

The following tables present changes in accumulated other comprehensive income, net of tax, by component for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30, 2015
(In thousands)	Unrealized Gains (Losses) on Available- for-Sale Securities	Defined Benefit Plan Adjustments	Foreign Currency Adjustments	Total
Beginning balance	$8,964	$(5,757)	$(3,282)	$(75)
Other comprehensive income (loss) before reclassifications	1,537	—	(2,446)	(909)
Amounts reclassified from accumulated other comprehensive income	(3,823)	140	—	(3,683)

Net current period other comprehensive income (loss)	(2,286)	140	(2,446)	(4,592)

Ending balance	$6,678	$(5,617)	$(5,728)	$(4,667)

	Six Months Ended June 30, 2014
(In thousands)	Unrealized Gains (Losses) on Available- for-Sale Securities	Defined Benefit Plan Adjustments	Foreign Currency Adjustments	Total
Beginning balance	$10,737	$(891)	$907	$10,753
Other comprehensive income (loss) before reclassifications	2,918	—	386	3,304
Amounts reclassified from accumulated other comprehensive income	(2,620)	—	—	(2,620)

Net current period other comprehensive income (loss)	298	—	386	684

Ending balance	$11,035	$(891)	$1,293	$11,437

The following tables present the details of reclassifications out of accumulated other comprehensive income for the three months ended June 30, 2015 and 2014:

(In thousands)	Three Months Ended June 30, 2015
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income Is Presented
Unrealized gains (losses) on available-for-sale securities:
Net realized gain on sales of securities	$3,264	Net realized investment gain
Impairment expense	(51)	Net realized investment gain
Defined benefit plan adjustments – actuarial losses	(105)	(1)

Total reclassifications for the period, before tax	3,108
Tax (expense) benefit	(1,220)

Total reclassifications for the period, net of tax	$1,888

(1)	Included in the computation of net periodic pension cost. See Note 3 of Notes to Consolidated Financial Statements.

(In thousands)	Three Months Ended June 30, 2014
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income Is Presented
Unrealized gains (losses) on available-for-sale securities:
Net realized gain on sales of securities	$2,160	Net realized investment gain
Impairment expense	(34)	Net realized investment gain

Total reclassifications for the period, before tax	2,126
Tax (expense) benefit	(829)

Total reclassifications for the period, net of tax	$1,297

The following tables present the details of reclassifications out of accumulated other comprehensive income for the six months ended June 30, 2015 and 2014:

(In thousands)	Six Months Ended June 30, 2015
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income Is Presented
Unrealized gains (losses) on available-for-sale securities:
Net realized gain on sales of securities	$6,340	Net realized investment gain
Impairment expense	(73)	Net realized investment gain
Defined benefit plan adjustments – actuarial losses	(203)	(1)

Total reclassifications for the period, before tax	6,064
Tax (expense) benefit	(2,381)

Total reclassifications for the period, net of tax	$3,683

(1)	Included in the computation of net periodic pension cost. See Note 3 of Notes to Consolidated Financial Statements.

(In thousands)	Six Months Ended June 30, 2014
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income Is Presented
Unrealized gains (losses) on available-for-sale securities:
Net realized gain on sales of securities	$4,330	Net realized investment gain
Impairment expense	(34)	Net realized investment gain

Total reclassifications for the period, before tax	4,296
Tax (expense) benefit	(1,676)

Total reclassifications for the period, net of tax	$2,620

The following table presents the tax effects related to the change in each component of other comprehensive income for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Unrealized gains (losses) on available-for-sale securities	$290	$(113)	$177	$4,125	$(1,609)	$2,516
Reclassification adjustment for amounts included in net income	(3,108)	1,220	(1,888)	(2,126)	829	(1,297)
Foreign currency translation adjustment	872	—	872	134	—	134

Total Other Comprehensive Income (Loss)	$(1,946)	$1,107	$(839)	$2,133	$(780)	$1,353

The following table presents the tax effects related to the change in each component of other comprehensive income for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Unrealized gains (losses) on available-for-sale securities	$2,520	$(983)	$1,537	$4,784	$(1,866)	$2,918
Reclassification adjustment for amounts included in net income	(6,064)	2,381	(3,683)	(4,296)	1,676	(2,620)
Foreign currency translation adjustment	(2,446)	—	(2,446)	386	—	386

Total Other Comprehensive Income (Loss)	$(5,990)	$1,398	$(4,592)	$874	$(190)	$684

10. EARNINGS PER SHARE

A summary of the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2015 and 2014 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2015	2014	2015	2014
Numerator
Net income	$2,544	$14,395	$5,861	$24,002

Denominator
Weighted average number of shares – basic	51,822	55,409	52,607	56,077
Effect of dilutive securities
Stock options	72	288	122	459
Restricted stock and restricted stock units	23	32	13	23

Weighted average number of shares – diluted	51,917	55,729	52,742	56,559

Net income per share – basic	$0.05	$0.26	$0.11	$0.43
Net income per share – diluted	$0.05	$0.26	$0.11	$0.42

Anti-dilutive options to purchase common stock outstanding were excluded from the above calculations. Anti-dilutive options totaled 6.1 million and 4.3 million for the three months ended June 30, 2015 and 2014, respectively, and 5.7 million and 3.1 million for the six months ended June 30, 2015 and 2014, respectively.

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

The following tables present information about the reported sales and gross profit of our reportable segments for the three and six months ended June 30, 2015 and 2014. Asset information by reportable segment is not reported, since we do not produce such information internally.

	Three Months Ended
	June 30, 2015		June 30, 2014
(In thousands)	Sales	Gross Profit	Sales	Gross Profit
Carrier Networks	$135,397	$54,699	$143,455	$68,053
Enterprise Networks	24,741	13,547	32,674	18,744

Total	$160,138	$68,246	$176,129	$86,797

	Six Months Ended
	June 30, 2015		June 30, 2014
(In thousands)	Sales	Gross Profit	Sales	Gross Profit
Carrier Networks	$251,411	$104,558	$261,617	$129,406
Enterprise Networks	51,562	29,251	61,516	35,181

Total	$302,973	$133,809	$323,133	$164,587

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

Loop Access products are used by carrier and enterprise customers for access to copper-based communications networks. This category includes the following product areas and related services:

•	High bit-rate Digital Subscriber Line (HDSL) products

•	Digital Data Service (DDS)

•	Integrated Services Digital Network (ISDN) products

•	T1/E1/T3 Channel Service Units/Data Service Units (CSUs/DSUs)

•	TRACER fixed-wireless products

The table below presents sales information by product category for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Carrier Systems	$119,039	$128,824	$219,478	$228,377
Business Networking	34,210	41,969	69,591	79,888
Loop Access	6,889	5,336	13,904	14,868

Total	$160,138	$176,129	$302,973	$323,133

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

The table below presents subcategory revenues for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Core Products
Broadband Access (included in Carrier Systems)	$100,746	$108,309	$185,540	$189,836
Optical (included in Carrier Systems)	16,432	15,833	28,936	28,622
Internetworking (included in Business Networking)	33,158	40,986	67,317	77,932

Subtotal	150,336	165,128	281,793	296,390
Legacy Products
HDSL (does not include T1) (included in Loop Access)	6,399	4,798	13,102	13,675
Other products (excluding HDSL)	3,403	6,203	8,078	13,068

Subtotal	9,802	11,001	21,180	26,743

Total	$160,138	$176,129	$302,973	$323,133

12. LIABILITY FOR WARRANTY RETURNS

Our products generally include warranties of 90 days to ten years for product defects. We accrue for warranty returns at the time revenue is recognized based on our estimate of the cost to repair or replace the defective products. We engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers. Our products continue to become more complex in both size and functionality as many of our product offerings migrate from line card applications to systems products. The increasing complexity of our products will cause warranty incidences, when they arise, to be more costly. Our estimates regarding future warranty obligations may change due to product failure rates, material usage, and other rework costs incurred in correcting a product failure. In addition, from time to time, specific warranty accruals may be recorded if unforeseen problems arise. Should our actual experience relative to these factors be worse than our estimates, we will be required to record additional warranty expense. Alternatively, if we provide for more reserves than we require, we will reverse a portion of such provisions in future periods. The liability for warranty obligations totaled $8.9 million at June 30, 2015 and $8.4 million at December 31, 2014. These liabilities are included in accrued expenses in the accompanying Consolidated Balance Sheets.

A summary of warranty expense and write-off activity for the six months ended June 30, 2015 and 2014 is as follows:

	Six Months Ended June 30,
	2015	2014
(In thousands)
Balance at beginning of period	$8,415	$8,977
Plus: Amounts charged to cost and expenses	1,128	1,339
Less: Deductions	(610)	(1,999)

Balance at end of period	$8,933	$8,317

13. RELATED PARTY TRANSACTIONS

During 2014, we employed the law firm of our director emeritus for legal services. All bills for services rendered by this firm were reviewed and approved by our Chief Financial Officer. We believe that the fees for such services were comparable to those charged by other firms for services rendered to us. The services of our director emeritus ended with his death on September 7, 2014. For the three and six months ended June 30, 2014, we incurred fees of $10 thousand per month for these legal services.

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

We have committed to invest up to an aggregate of $7.9 million in two private equity funds, and we have contributed $8.4 million as of June 30, 2015, of which $7.7 million has been applied to these commitments.

15. SUBSEQUENT EVENTS

On July 14, 2015, we announced that our Board of Directors declared a quarterly cash dividend of $0.09 per common share to be paid to stockholders of record at the close of business on July 30, 2015. The payment date will be August 13, 2015. The quarterly dividend payment will be approximately $4.5 million. In July 2003, our Board of Directors elected to begin declaring quarterly dividends on our common stock considering the tax treatment of dividends and adequate levels of Company liquidity.

On July 14, 2015, our Board of Directors authorized the repurchase of an additional 5.0 million shares of our common stock (bringing the total shares authorized for repurchase to 50.0 million), which will commence upon completion of the repurchase plan announced May 14, 2014. This new authorization will be implemented through open market or private purchases from time to time as conditions warrant.

During the third quarter and as of August 5, 2015, we have repurchased 0.8 million shares of our common stock through open market purchases at an average cost of $16.31 per share. We currently have the authority to purchase an additional 6.0 million shares of our common stock under the current plan approved by the Board of Directors.

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

Sales were $160.1 million and $303.0 million for the three and six months ended June 30, 2015 compared to $176.1 million and $323.1 million for the three and six months ended June 30, 2014. Product revenues for our three core areas, Broadband Access, Optical and Internetworking, were $150.3 million and $281.8 million for the three and six months ended June 30, 2015 compared to $165.1 million and $296.4 million for the three and six months ended June 30, 2014. Our gross margin decreased to 42.6% and 44.2% for the three and six months ended June 30, 2015 from 49.3% and 50.9% for the three and six months ended June 30, 2014. Our operating income margin decreased to 0.4% and 0.9% for the three and six months ended June 30, 2015 from 11.0% and 9.5% for the three and six months ended June 30, 2014. Net income was $2.5 million and $5.9 million for the three and six months ended June 30, 2015 compared to $14.4 million and $24.0 million for the three and six months ended June 30, 2014. Our effective tax rate increased to 38.1% and 39.1% for the three and six months ended June 30, 2015 from 34.0% and 34.2% for the three and six months ended June 30, 2014. Earnings per share, assuming dilution, were $0.05 and $0.11 for the three and six months ended June 30, 2015 compared to $0.26 and $0.42 for the three and six months ended June 30, 2014.

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

Our operating results may also fluctuate as a result of a number of other factors, including a decline in general economic and market conditions, foreign currency exchange rate movements, increased competition, customer order patterns, changes in product and services mix, timing differences between price decreases and product cost reductions, product warranty returns, expediting costs and announcements of new products by us or our competitors. Additionally, maintaining sufficient inventory levels to assure prompt delivery of our products increases the amount of inventory that may become obsolete and increases the risk that the obsolescence of this inventory may have an adverse effect on our business and operating results. Also, not maintaining sufficient inventory levels to assure prompt delivery of our products may cause us to incur expediting costs to meet customer delivery requirements, which may negatively impact our operating results in a given quarter.

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

RESULTS OF OPERATIONS – THREE AND SIX MONTHS ENDED JUNE 30, 2015 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2014

SALES

ADTRAN’s sales decreased 9.1% from $176.1 million in the three months ended June 30, 2014 to $160.1 million in the three months ended June 30, 2015 and decreased 6.2% from $323.1 million in the six months ended June 30, 2014 to $303.0 million in the six months ended June 30, 2015. The decrease in sales for the three months ended June 30, 2015 is primarily attributable to a $7.8 million decrease in sales of our Internetworking products, a $7.6 million decrease in sales of our Broadband Access products, and a $1.2 million decrease in sales of our HDSL and other legacy products. The decrease in sales for the six months ended June 30, 2015 is primarily attributable to a $10.6 million decrease in sales of our Internetworking products, a $4.3 million decrease in sales of our Broadband Access products, and a $5.6 million decrease in sales of our HDSL and other legacy products. Sales during the three and six months ended June 30, 2015 were also negatively impacted by the strengthening of the U.S. dollar against the Euro.

Carrier Networks sales decreased 5.6% from $143.5 million in the three months ended June 30, 2014 to $135.4 million in the three months ended June 30, 2015, and decreased 3.9% from $261.6 million in the six months ended June 30, 2014 to $251.4 million in the six months ended June 30, 2015. The decrease in sales for the three and six months ended June, 2015 is primarily attributable to decreases in sales of our Broadband Access products and sales of our HDSL and other legacy products. The decrease in sales of our Broadband Access products is primarily attributable to the impact of the strengthening of the U.S. dollar against the Euro. The decrease in sales of HDSL and other legacy products for the three and six months ended June 30, 2015 has been expected as customers continue to upgrade their networks to deliver higher bandwidth services by migrating to newer technologies, including to our core products from our Broadband Access, Internetworking and Optical product lines. While we expect that revenues from HDSL and our other legacy products will continue to decline over time, these revenues may fluctuate and continue for years because of the time required for our customers to transition to newer technologies.

Enterprise Networks sales decreased 24.3% from $32.7 million in the three months ended June 30, 2014 to $24.7 million in the three months ended June 30, 2015, and decreased 16.2% from $61.5 million in the six months ended June 30, 2014 to $51.6 million in the six months ended June 30, 2015. The decrease in sales for the three and six months ended June 30, 2015 is primarily attributable to decreases in sales of our Internetworking products. The decrease in sales of our Internetworking products for the Enterprise Networks division was primarily attributable to continued weakness in our IP gateway product segment, primarily in our CLEC customer base. Internetworking product sales attributable to Enterprise Networks were 93.1% and 93.5% of the division’s sales in the three and six months ended June 30, 2015, compared to 95.0% and 94.7% in the three and six months ended June 30, 2014. Legacy products primarily comprise the remainder of Enterprise Networks sales. Enterprise Networks sales as a percentage of total sales decreased from 18.6% and 19.0% for the three and six months ended June 30, 2014 to 15.4% and 17.0% for the three and six months ended June 30, 2015.

International sales, which are included in the Carrier Networks and Enterprise Networks amounts discussed above, decreased 29.5% from $79.1 million in the three months ended June 30, 2014 to $55.7 million in the three months ended June 30, 2015, and decreased 13.7% from $133.4 million in the six months ended June 30, 2014 to $115.1 million in the six months ended June 30, 2015. International sales, as a percentage of total sales, decreased from 44.9% and 41.3% for the three and six months ended June 30, 2014 to 34.8% and 38.0% for the three and six months ended June 30, 2015. The decrease in international sales for the three and six months ended June 30, 2015 is primarily attributable to a decrease in sales in the EMEA region, Latin America and the Asia-Pacific region. The decrease in sales in the EMEA region is primarily attributable to the strengthening of the U.S. dollar against the Euro during the three and six months ended June 30, 2015.

Carrier System product sales decreased $9.8 million and $8.9 million in the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014. The decrease for the three months ended June 30, 2015 is primarily attributable to a $7.6 million decrease in Broadband Access product sales and a $2.8 million decrease in legacy product sales. The decrease for the six months ended June 30, 2015 is primarily attributable to a $4.3 million decrease in Broadband Access product sales and a $4.9 million decrease in legacy product sales. The decreases for the three and six months ended June 30, 2015 are primarily attributable to the factors discussed above.

Business Networking product sales decreased $7.8 million and $10.3 million in the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014. The decrease for the three months ended June 30, 2015 is primarily attributable to a $7.8 million decrease in Internetworking product sales. The decrease for the six months ended June 30, 2015 is primarily attributable to a $10.6 million decrease in Internetworking product sales. The decreases for the three and six months ended June 30, 2015 are primarily attributable to the factors discussed above.

Loop Access product sales increased $1.6 million in the three months ended June 30, 2015 compared to the three months ended June 30, 2014, and decreased $1.0 million in the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increase for the three months ended June 30, 2015 is primarily attributable to a $1.6 million increase in HDSL product sales. The decrease for the six months ended June 30, 2015 is primarily attributable to a $0.6 million decrease in HDSL product sales. The changes for the three and six months ended June 30, 2015 are primarily attributable to the factors discussed above.

COST OF SALES

As a percentage of sales, cost of sales increased from 50.7% in the three months ended June 30, 2014 to 57.4% in the three months ended June 30, 2015, and increased from 49.1% in the six months ended June 30, 2014 to 55.8% in the six months ended June 30, 2015. The increase for the three months ended June 30, 2015 is primarily attributable to the strengthening of the U.S. dollar against the Euro, growth in our service-related material sales in the U.S. market, and customer mix. The increase in the six months ended June 30, 2015 is primarily attributable to the strengthening of the U.S. dollar against the Euro, growth in our service-related material sales in the U.S. market, and product to services mix.

Carrier Networks cost of sales, as a percent of division sales, increased from 52.6% in the three months ended June 30, 2014 to 59.6% in the three months ended June 30, 2015, and increased from 50.5% in the six months ended June 30, 2014 to 58.4% in the six months ended June 30, 2015. The increases for the three and six months ended June 30, 2015 are primarily attributable to the strengthening of the U.S. dollar against the Euro, growth in service-related material sales in the U.S. market, customer mix, and customer price movements to achieve market share position.

Enterprise Networks cost of sales, as a percent of division sales, increased from 42.6% in the three months ended June 30, 2014 to 45.2% in the three months ended June 30, 2015, and increased from 42.8% in the six months ended June 30, 2014 to 43.3% in the six months ended June 30, 2015. The increases for the three and six months ended June 30, 2015 are primarily attributable to customer mix and product to services mix.

An important part of our strategy is to reduce the product cost of each succeeding product generation and then to lower the product’s price based on the cost savings achieved. This may cause variations in our gross profit percentage due to timing differences between the recognition of cost reductions and the lowering of product selling prices.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased 4.9% from $33.8 million in the three months ended June 30, 2014 to $32.1 million in the three months ended June 30, 2015, and decreased 6.7% from $67.7 million in the six months ended June 30, 2014 to $63.2 million in the six months ended June 30, 2015. The decrease in selling, general and administrative expenses for the three months ended June 30, 2015 is primarily attributable to decreases in compensation expense and travel expense, partially offset by restructuring charges. These restructuring charges were primarily attributable to consolidation in our sales force. The decrease in selling, general and administrative expenses for the six months ended June 30, 2015 is primarily attributable to decreases in compensation expense, legal expense, and independent contractor expense, partially offset by restructuring charges.

As a percentage of sales, selling, general and administrative expenses increased from 19.2% in the three months ended June 30, 2014 to 20.1% in the three months ended June 30, 2015, and decreased from 21.0% in the six months ended June 30, 2014 to 20.9% in the six months ended June 30, 2015. Selling, general and administrative expenses as a percentage of sales may fluctuate whenever there is a significant fluctuation in revenues for the periods being compared.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased 5.4% from $33.7 million in the three months ended June 30, 2014 to $35.5 million in the three months ended June 30, 2015, and increased 2.7% from $66.2 million in the six months ended June 30, 2014 to $68.0 million in the six months ended June 30, 2015. The increases in research and development expenses for the three and six months ended June 30, 2015 are primarily attributable to restructuring charges and engineering and testing expense. These restructuring charges were primary attributable to the consolidation of engineering resources.

As a percentage of sales, research and development expenses increased from 19.1% in the three months ended June 30, 2014 to 22.2% in the three months ended June 30, 2015, and increased from 20.5% in the six months ended June 30, 2014 to 22.4% in the six months ended June 30, 2015. Research and development expenses as a percentage of sales will fluctuate whenever there are incremental product development activities or a significant fluctuation in revenues for the periods being compared.

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

INTEREST AND DIVIDEND INCOME

Interest and dividend income decreased 13.9% from $1.1 million in the three months ended June 30, 2014 to $0.9 million in the three months ended June 30, 2015, and decreased 21.6% from $2.3 million in the six months ended June 30, 2014 to $1.8 million in the six months ended June 30, 2015. The decreases in interest and dividend income for the three and six months ended June 30, 3015 are primarily attributable to a reduction in investment principal partially offset by a slightly higher rate of return.

INTEREST EXPENSE

Interest expense, which is primarily related to our taxable revenue bond, remained constant at $0.1 million in the three months ended June 30, 2014 and 2015, and $0.4 million in the six months ended June 30, 2014 and $0.3 million in the six months ended June 30, 2015, as we had no substantial change in our fixed-rate borrowing. See “Liquidity and Capital Resources” below for additional information on our revenue bond.

NET REALIZED INVESTMENT GAIN

Net realized investment gain increased 39.1% from $2.3 million in the three months ended June 30, 2014 to $3.3 million in the three months ended June 30, 2015, and increased 40.6% from $4.5 million in the six months ended June 30, 2014 to $6.4 million in the six months ended June 30, 2015. The increases in realized investment gains for the three and six months ended June 30, 2015 are primarily attributable to increased gains from the sale of equity securities. See “Investing Activities” in “Liquidity and Capital Resources” below for additional information.

OTHER INCOME (EXPENSE), NET

Other income (expense), net, comprised primarily of miscellaneous income, gains and losses on foreign currency transactions, investment account management fees, and scrap raw material sales, changed from $0.8 million of expense in the three months ended June 30, 2014 to $0.5 million of expense in the three months ended June 30, 2015. The change in the three months ended June 30, 2015 is primarily attributable to a decrease in losses on foreign currency transactions during the second quarter of 2015. Other income (expense) changed from $0.7 million of expense in the six months ended June 30, 2014 to $0.9 million of expense in the six months ended June 30, 2015. The change in the six months ended June 30, 2015 is primarily attributable to losses on foreign currency transactions during the first quarter of 2015.

INCOME TAXES

Our effective tax rate increased from 34.2% in the six months ended June 30, 2014 to 39.1% in the six months ended June 30, 2015. The increase in the effective tax rate between the two periods is primarily attributable to the release of a valuation allowance attributable to a foreign subsidiary in 2014.

NET INCOME

As a result of the above factors, net income decreased $11.9 million from $14.4 million in the three months ended June 30, 2014 to $2.5 million in the three months ended June 30, 2015, and decreased $18.1 million from $24.0 million in the six months ended June 30, 2014 to $5.9 million in the six months ended June 30, 2015.

As a percentage of sales, net income decreased from 8.2% in the three months ended June 30, 2014 to 1.6% in the three months ended June 30, 2015, and decreased from 7.4% in the six months ended June 30, 2014 to 1.9% in the six months ended June 30, 2015.

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

At June 30, 2015, cash on hand was $87.2 million and short-term investments were $54.1 million, which resulted in available short-term liquidity of $141.3 million. At December 31, 2014, our cash on hand of $73.4 million and short-term investments of $46.9 million resulted in available short-term liquidity of $120.4 million. The increase in short-term liquidity from December 31, 2014 to June 30, 2015 is primarily attributable to a reallocation of our investments to provide additional funds for our short-term cash needs, which includes operating activities, capital expenditures, purchase of treasury stock, and shareholder dividends.

Operating Activities

Our working capital, which consists of current assets less current liabilities, increased 3.7% from $232.1 million as of December 31, 2014 to $240.7 million as of June 30, 2015. The quick ratio, defined as cash, cash equivalents, short-term investments, and net accounts receivable, divided by current liabilities, decreased from 1.75 as of December 31, 2014 to 1.60 as of June 30, 2015. The current ratio, defined as current assets divided by current liabilities, decreased from 2.95 as of December 31, 2014 to 2.67 as of June 30, 2015. The changes in our working capital, quick ratio and current ratio are primarily attributable to increases in cash, inventory, and short-term investments, and a decrease in unearned revenue, partially offset by an increase in accounts payable.

Net accounts receivable increased 0.7% from $88.5 million at December 31, 2014 to $89.1 million at June 30, 2015. Our allowance for doubtful accounts was $0.1 million at December 31, 2014 and $21 thousand at June 30, 2015. Quarterly accounts receivable days sales outstanding (DSO) decreased from 57 days as of December 31, 2014 to 51 days as of June 30, 2015. The change in net accounts receivable is due to changes in customer mix and the timing of sales and collections during the quarter. Certain international customers can have longer payment terms than U.S. customers. Other receivables decreased from $33.3 million at December 31, 2014 to $31.4 million at June 30, 2015. The decrease in other receivables is primarily attributable to the timing of filing returns and collections of VAT receivables in our international subsidiaries. Other receivables will also fluctuate due to the timing of shipments and collections for materials supplied to our contract manufacturers during the quarter.

Quarterly inventory turnover increased from 3.5 turns as of December 31, 2014 to 3.8 turns as of June 30, 2015. Inventory increased 15.4% from December 31, 2014 to June 30, 2015. We expect inventory levels to fluctuate as we attempt to maintain sufficient inventory in response to seasonal cycles of our business ensuring competitive lead times while managing the risk of inventory obsolescence that may occur due to rapidly changing technology and customer demand.

Accounts payable increased 51.5% from $56.4 million at December 31, 2014 to $85.5 million at June 30, 2015. Accounts payable will fluctuate due to variations in the timing of the receipt of supplies, inventory and services and our subsequent payments for these purchases.

Investing Activities

Capital expenditures totaled approximately $5.4 million and $4.9 million for the six months ended June 30, 2015 and 2014, respectively. These expenditures were primarily used to purchase manufacturing and test equipment and computer software and hardware.

Our combined short-term and long-term investments decreased $56.8 million from $327.6 million at December 31, 2014 to $270.8 million at June 30, 2015. This decrease reflects the impact of our cash needs for capital expenditures, share repurchases, and dividends, as well as net realized and unrealized losses and amortization of net premiums on our combined investments, partially offset by additional funds available for investment provided by our operating activities and stock option exercises by our employees.

We invest all available cash not required for immediate use in operations primarily in securities that we believe bear minimal risk of loss. At June 30, 2015 these investments included corporate bonds of $114.4 million, municipal fixed-rate bonds of $67.4 million, and municipal variable rate demand notes of $3.7 million. At December 31, 2014, these investments included corporate bonds of $111.3 million, municipal fixed-rate bonds of $127.8 million, and municipal variable rate demand notes of $2.5 million. As of June 30, 2015, our corporate bonds, municipal fixed-rate bonds, and municipal variable rate demand notes were classified as available-for-sale and had a combined duration of 1.0 years with an average credit rating of A. Because our bond portfolio has a high quality rating and contractual maturities of a short duration, we are able to obtain prices for these bonds derived from observable market inputs, or for similar securities traded in an active market, on a daily basis.

Our long-term investments decreased 22.8% from $280.6 million at December 31, 2014 to $216.7 million at June 30, 2015. Long-term investments at June 30, 2015 and December 31, 2014 included an investment in a certificate of deposit of $30.0 million, which serves as collateral for our revenue bond, as discussed below. We have various equity investments included in long-term investments at a cost of $28.9 million and $26.4 million, and with a fair value of $37.3 million and $38.3 million, at June 30, 2015 and December 31, 2014, respectively.

Long-term investments at June 30, 2015 and December 31, 2014 also included $16.5 million and $16.3 million, respectively, related to our deferred compensation plans, and $1.4 million and $1.5 million, respectively, of other investments carried at cost, consisting of interests in two private equity funds and an investment in a privately held telecommunications equipment manufacturer.

We review our investment portfolio for potential “other-than-temporary” declines in value on an individual investment basis. We assess, on a quarterly basis, significant declines in value which may be considered other-than-temporary and, if necessary, recognize and record the appropriate charge to write-down the carrying value of such investments. In making this assessment, we take into consideration qualitative and quantitative information, including but not limited to the following: the magnitude and duration of historical declines in market prices, credit rating activity, assessments of liquidity, public filings, and statements made by the issuer. We generally begin our identification of potential other-than-temporary impairments by reviewing any security with a fair value that has declined from its original or adjusted cost basis by 25% or more for six or more consecutive months. We then evaluate the individual security based on the previously identified factors to determine the amount of the write-down, if any. For the three and six months ended June 30, 2015 and 2014, other-than-temporary impairment charges were not significant.

Financing Activities

Dividends

In July 2003, our Board of Directors elected to begin declaring quarterly dividends on our common stock considering the tax treatment of dividends and adequate levels of Company liquidity. During the six months ended June 30, 2015, we paid dividends totaling $9.5 million.

Debt

We have amounts outstanding under loans made pursuant to an Alabama State Industrial Development Authority revenue bond (the Bond) which totaled $30.0 million at June 30, 2015 and December 31, 2014. At June 30, 2015, the estimated fair value of the Bond was approximately $29.9 million, based on a debt security with a comparable interest rate and maturity and a Standard & Poor’s credit rating of AAA. Included in long-term investments are restricted funds in the amount of $30.0 million at June 30, 2015 and December 31, 2014, which is a collateral deposit against the principal amount of the Bond. We have the right to set-off the balance of the Bond with the collateral deposit in order to reduce the balance of the indebtedness. The Bond matures on January 1, 2020, and bears interest at the rate of 2% per annum. In conjunction with this program, we are eligible to receive certain economic incentives from the state of Alabama that reduce the amount of payroll withholdings we are required to remit to the state for those employment positions that qualify under this program. We are required to make payments in the amounts necessary to pay the interest on the amounts currently outstanding. It is our intent to make annual principal payments in addition to the interest amounts that are due. In connection with this decision, $1.2 million of the Bond has been classified as a current liability in accounts payable in the Consolidated Balance Sheet at June 30, 2015.

Stock Repurchase Program

Since 1997, our Board of Directors has approved multiple share repurchase programs that have authorized open market repurchase transactions of up to 45.0 million shares of our common stock. This authorization will be implemented through open market or private purchases from time to time as conditions warrant. During the six months ended June 30, 2015, we repurchased 2.9 million shares of our common stock at an average price of $16.87 per share. As of June 30, 2015, we have the authority to purchase an additional 1.9 million shares of our common stock under the current plans approved by the Board of Directors.

Stock Option Exercises

To accommodate employee stock option exercises, we issued 0.1 million shares of treasury stock for $0.8 million during the six months ended June 30, 2015.

Off-Balance Sheet Arrangements and Contractual Obligations

We do not have off-balance sheet financing arrangements and have not engaged in any related party transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources. During the six months ended June 30, 2015, there have been no material changes in contractual obligations and commercial commitments from those discussed in our most recent Annual Report on Form 10-K for the year ended December 31, 2014 filed on February 24, 2015 with the SEC.

We have committed to invest up to an aggregate of $7.9 million in two private equity funds, and we have contributed $8.4 million as of June 30, 2015, of which $7.7 million has been applied to these commitments.

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

We maintain depository investments with certain financial institutions. Although these depository investments may exceed government insured depository limits, we have evaluated the credit worthiness of these financial institutions, and determined the risk of material financial loss due to exposure of such credit risk to be minimal. As of June 30, 2015, $84.4 million of our cash and cash equivalents, primarily certain domestic money market funds and foreign depository accounts, were in excess of government provided insured depository limits.

As of June 30, 2015, approximately $201.9 million of our cash and investments may be directly affected by changes in interest rates. We have performed a hypothetical sensitivity analysis assuming market interest rates increase or decrease by 50 basis points (bps) for an entire year, while all other variables remain constant. At June 30, 2015, we held $88.0 million of cash and investments where a change in interest rates would impact our interest income. A hypothetical 50 bps decline in interest rates as of June 30, 2015 would reduce annualized interest income on our cash and investments by approximately $0.4 million. In addition, we held $178.2 million of fixed-rate municipal bonds and corporate bonds whose fair values may be directly affected by a change in interest rates. A hypothetical 50 bps increase in interest rates as of June 30, 2015 would reduce the fair value of our municipal fixed-rate bonds and corporate bonds by approximately $0.9 million.

As of June 30, 2014, approximately $287.1 million of our cash and investments was subject to being directly affected by changes in interest rates. We have performed a hypothetical sensitivity analysis assuming market interest rates increase or decrease by 50 bps for the entire year, while all other variables remain constant. A hypothetical 50 bps decline in interest rates as of June 30, 2014 would have reduced annualized interest income on our cash, money market instruments and municipal variable rate demand notes by approximately $0.5 million. In addition, a hypothetical 50 bps increase in interest rates as of June 30, 2014 would have reduced the fair value of our municipal fixed-rate bonds and corporate bonds by approximately $1.4 million.

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

We have certain international customers who are invoiced or pay in a non-functional currency. Changes in the monetary exchange rates used to invoice such customers versus the functional currency of the entity billing such customers may adversely affect our results of operations and financial condition. To manage the volatility relating to these typical business exposures, we may enter into various derivative transactions, when appropriate. We do not hold or issue derivative instruments for trading or other speculative purposes. The Saudi Arabian Riyal is the predominant currency of the customers who are billed in their local currency. Taking into account the effects of foreign currency fluctuations of the Riyal versus the Euro, a hypothetical 10% weakening of the Euro as of June 30, 2015 would provide a gain on foreign currency of approximately $0.3 million. Conversely, a hypothetical 10% strengthening of the Euro as of June 30, 2015 would provide a loss on foreign currency of approximately $0.3 million. All other non-functional currencies billed would result in a combined hypothetical gain or loss of $1.1 million if the U.S. dollar weakened or strengthened against the billing currencies. Any gain or loss would be partially mitigated by the forward contracts discussed in the following paragraph.

As of June 30, 2015, we had no material contracts, other than accounts receivable, accounts payable, and loans to a subsidiary, denominated in foreign currencies. As of June 30, 2015, we had forward contracts outstanding with notional amounts totaling €39.0 million ($43.4 million), which mature at various times throughout 2015. The fair value of these forward contracts was a net liability of approximately $0.4 million as of June 30, 2015.

For further information about the fair value of our available-for-sale investments and our derivative and hedging activities as of June 30, 2015, see Notes 5 and 6 of Notes to Consolidated Financial Statements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth repurchases of our common stock for the months indicated:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2015 – April 30, 2015	543,896	$16.08	543,896	4,107,889
May 1, 2015 – May 31, 2015	2,238,391	$16.77	2,238,391	1,869,498
June 1, 2015 – June 30, 2015	—	—	—	1,869,498	(1)

Total	2,782,287		2,782,287

On May 14, 2014, our Board of Directors authorized the repurchase of an additional 5.0 million shares of our common stock (bringing the total shares authorized for repurchase to 45.0 million). This authorization is being implemented through open market or private purchases from time to time as conditions warrant.

(1)	On July 14, 2015, our Board of Directors authorized the repurchase of an additional 5.0 million shares of our common stock (bringing the total shares authorized for repurchase to 50.0 million). This new authorization will be implemented through open market or private purchases from time to time as conditions warrant.

ITEM 6. EXHIBITS

Exhibits.

Exhibit No.	Description

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADTRAN, Inc.
(Registrant)

Date: August 5, 2015	/s/ Michael Foliano
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