Form 10-Q
period 2015-09-30
ADTRAN INC
filed 2015-11-04
CIK 926282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2015

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date:

Class	Outstanding at October 20, 2015
Common Stock, $.01 Par Value	49,560,245 Shares

ADTRAN, Inc.

Quarterly Report on Form 10-Q

For the Three and Nine Months Ended September 30, 2015

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

ADTRAN, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	September 30, 2015	December 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	$83,687	$73,439
Short-term investments	42,081	46,919
Accounts receivable, less allowance for doubtful accounts of $21 and $136 at September 30, 2015 and December 31, 2014, respectively	86,176	88,502
Other receivables	20,858	33,295
Inventory, net	100,705	86,710
Prepaid expenses	5,935	5,129
Deferred tax assets, net	17,517	17,095

Total Current Assets	356,959	351,089

Property, plant and equipment, net	73,656	74,828
Deferred tax assets, net	23,341	17,694
Goodwill	3,492	3,492
Other assets	9,893	10,942
Long-term investments	204,513	280,649

Total Assets	$671,854	$738,694

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$69,372	$56,414
Unearned revenue	16,484	22,762
Accrued expenses	13,427	11,077
Accrued wages and benefits	14,842	13,855
Income tax payable, net	12,923	14,901

Total Current Liabilities	127,048	119,009

Non-current unearned revenue	8,685	10,948
Other non-current liabilities	29,680	30,924
Bonds payable	28,800	28,800

Total Liabilities	194,213	189,681

Commitments and contingencies (see Note 14)

Stockholders’ Equity
Common stock, par value $0.01 per share; 200,000 shares authorized; 79,652 shares issued and 49,560 shares outstanding at September 30, 2015 and 79,652 shares issued and 53,431 shares outstanding at December 31, 2014	797	797
Additional paid-in capital	246,577	241,829
Accumulated other comprehensive loss	(10,238)	(75)
Retained earnings	905,928	907,751
Less treasury stock at cost: 30,092 and 26,221 shares at September 30, 2015 and December 31, 2014, respectively	(665,423)	(601,289)

Total Stockholders’ Equity	477,641	549,013

Total Liabilities and Stockholders’ Equity	$671,854	$738,694

See notes to consolidated financial statements

ADTRAN, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Sales	$158,078	$162,892	$461,051	$486,025
Cost of sales	87,429	84,635	256,593	243,181

Gross Profit	70,649	78,257	204,458	242,844

Selling, general and administrative expenses	30,016	32,438	93,203	100,165
Research and development expenses	32,561	33,324	100,576	99,547

Operating Income	8,072	12,495	10,679	43,132

Interest and dividend income	839	992	2,680	3,340
Interest expense	(151)	(150)	(448)	(525)
Net realized investment gain	2,060	2,687	8,430	7,219
Other income (expense), net	52	(963)	(848)	(1,615)

Income before provision for income taxes	10,872	15,061	20,493	51,551

Provision for income taxes	(3,805)	(3,735)	(7,565)	(16,223)

Net Income	$7,067	$11,326	$12,928	$35,328

Weighted average shares outstanding – basic	49,862	54,521	51,682	55,552

Weighted average shares outstanding – diluted	49,927	54,824	51,792	55,976

Earnings per common share – basic	$0.14	$0.21	$0.25	$0.64

Earnings per common share – diluted	$0.14	$0.21	$0.25	$0.63

Dividend per share	$0.09	$0.09	$0.27	$0.27

See notes to consolidated financial statements

ADTRAN, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net Income	$7,067	$11,326	$12,928	$35,328

Other Comprehensive Income (Loss), net of tax:

Net unrealized losses on available-for-sale securities	(4,291)	(3,148)	(6,577)	(2,850)
Defined benefit plan adjustments	71	—	211	—
Foreign currency translation	(1,351)	(2,568)	(3,797)	(2,182)

Other Comprehensive Loss, net of tax	(5,571)	(5,716)	(10,163)	(5,032)

Comprehensive Income, net of tax	$1,496	$5,610	$2,765	$30,296

See notes to consolidated financial statements

ADTRAN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$12,928	$35,328
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,765	11,127
Amortization of net premium on available-for-sale investments	2,085	3,363
Net realized gain on long-term investments	(8,430)	(7,219)
Net loss on disposal of property, plant and equipment	189	109
Stock-based compensation expense	4,788	6,296
Deferred income taxes	(2,332)	(122)
Tax benefit from stock option exercises	(40)	71
Excess tax benefits from stock-based compensation arrangements	(3)	(53)
Changes in operating assets and liabilities:
Accounts receivable, net	843	(15,807)
Other receivables	10,532	(10,726)
Inventory	(14,945)	2,413
Prepaid expenses and other assets	(1,665)	(4,095)
Accounts payable	13,687	3,563
Accrued expenses and other liabilities	(3,996)	7,507
Income tax payable, net	(1,137)	9,265

Net cash provided by operating activities	23,269	41,020

Cash flows from investing activities:
Purchases of property, plant and equipment	(7,843)	(8,162)
Proceeds from disposals of property, plant and equipment	122	1
Proceeds from sales and maturities of available-for-sale investments	189,728	187,013
Purchases of available-for-sale investments	(113,227)	(127,074)

Net cash provided by investing activities	68,780	51,778

Cash flows from financing activities:
Proceeds from stock option exercises	907	2,311
Purchases of treasury stock	(65,808)	(62,144)
Dividend payments	(13,989)	(15,060)
Payments on long-term debt	—	(16,500)
Excess tax benefits from stock-based compensation arrangements	3	53

Net cash used in financing activities	(78,887)	(91,340)

Net increase in cash and cash equivalents	13,162	1,458
Effect of exchange rate changes	(2,914)	(1,341)
Cash and cash equivalents, beginning of period	73,439	58,298

Cash and cash equivalents, end of period	$83,687	$58,415

Supplemental disclosure of non-cash investing activities:
Purchases of property, plant and equipment included in accounts payable	$1,303	$598

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

Out of Period Adjustment

In connection with the preparation of our Condensed Consolidated Financial Statements, we recorded corrections of certain out of period, immaterial misstatements that occurred in prior periods, the most significant of which resulted in an increase in Other Expense of $1.3 million in the first quarter of 2015. The aggregate impact of the corrections was a $0.8 million reduction to pre-tax income for the nine months ended September 30, 2015 and is not expected to be material to the current year annual results.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date of ASU 2014-09 to fiscal years beginning after December 31, 2017, and interim periods within those fiscal years. ASU 2014-09 allows for either full retrospective or modified retrospective adoption. We are currently evaluating the transition method that will be elected and the impact that the adoption of ASU 2014-09 will have on our financial position, results of operations and cash flows.

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

2. INCOME TAXES

Our effective tax rate increased from 31.5% in the nine months ended September 30, 2014 to 36.9% in the nine months ended September 30, 2015. The increase in the effective tax rate between the two periods is primarily attributable to the release of a valuation allowance attributable to a foreign subsidiary in 2014, partially offset by settlements with tax authorities and expiration of statutes in 2015.

3. PENSION BENEFIT PLAN

We maintain a defined benefit pension plan covering employees in certain foreign countries.

The following table summarizes the components of net periodic pension cost for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Service cost	$328	$299	$992	$910
Interest cost	153	209	464	640
Expected return on plan assets	(252)	(272)	(763)	(831)
Amortization of actuarial losses	102	—	307	—

Net periodic pension cost	$331	$236	$1,000	$719

4. STOCK-BASED COMPENSATION

The following table summarizes the stock-based compensation expense related to stock options, restricted stock units (RSUs) and restricted stock for the three and nine months ended September 30, 2015 and 2014, which was recognized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Stock-based compensation expense included in cost of sales	$59	$124	$202	$359

Selling, general and administrative expense	812	1,048	2,226	3,089
Research and development expense	803	975	2,360	2,848

Stock-based compensation expense included in operating expenses	1,615	2,023	4,586	5,937

Total stock-based compensation expense	1,674	2,147	4,788	6,296
Tax benefit for expense associated with non-qualified options	(218)	(298)	(620)	(878)

Total stock-based compensation expense, net of tax	$1,456	$1,849	$4,168	$5,418

The fair value of our stock options is estimated using the Black-Scholes model. The determination of the fair value of stock options on the date of grant using the Black-Scholes model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables that may have a significant impact on the fair value estimate.

There were no options granted during the three months ended September 30, 2014. The weighted-average assumptions and value of options granted during the three and nine months ended September 30, 2015 and the nine months ended September 30, 2014 are as follows:

	Three months ended	Nine Months Ended
	September 30, 2015	September 30, 2015	September 30, 2014
Expected volatility	34.80%	36.24%	39.57%
Risk-free interest rate	1.84%	1.70%	1.86%
Expected dividend yield	2.13%	1.94%	1.38%
Expected life (in years)	6.24	6.32	6.25
Weighted-average estimated value	$4.89	$5.89	$9.28

The fair value of our RSUs is calculated using a Monte Carlo Simulation valuation method. No RSUs were granted or vested during the three and nine months ended September 30, 2015 and 2014. Twelve thousand RSUs were forfeited during the nine months ended September 30, 2015.

The fair value of restricted stock is equal to the closing price of our stock on the date of grant. No restricted stock was granted or forfeited during the three and nine months ended September 30, 2015 and 2014. Two thousand shares of restricted stock vested during the nine months ended September 30, 2015.

Stock-based compensation expense recognized in our Consolidated Statements of Income for the three and nine months ended September 30, 2015 and 2014 is based on options, RSUs and restricted stock ultimately expected to vest, and has been reduced for estimated forfeitures. Estimated forfeitures for stock options are based upon historical experience and approximate 3.3% annually. We estimated a 0% forfeiture rate for our RSUs and restricted stock due to the limited number of recipients and historical experience for these awards.

As of September 30, 2015, total compensation expense related to non-vested stock options, RSUs and restricted stock not yet recognized was approximately $10.6 million, which is expected to be recognized over an average remaining recognition period of 2.4 years.

The following table is a summary of our stock options outstanding as of December 31, 2014 and September 30, 2015 and the changes that occurred during the nine months ended September 30, 2015:

(In thousands, except per share amounts)	Number of Options	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life In Years	Aggregate Intrinsic Value
Options outstanding, December 31, 2014	6,981	$23.62	6.45	$10,625
Options granted	5	$18.98
Options forfeited	(294)	$20.92
Options expired	(406)	$26.23
Options exercised	(57)	$16.02

Options outstanding, September 30, 2015	6,229	$23.64	5.69	$—

Options vested and expected to vest, September 30, 2015	6,154	$23.69	5.66	$—

Options exercisable, September 30, 2015	4,149	$25.43	4.33	$—

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (the difference between the closing price of our stock on the last trading day of the quarter and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2015. The aggregate intrinsic value will change based on the fair market value of our stock.

The total pre-tax intrinsic value of options exercised during the three and nine months ended September 30, 2015 was $4 thousand and $0.1 million, respectively.

5. INVESTMENTS

At September 30, 2015, we held the following securities and investments, recorded at either fair value or cost.

(In thousands)	Amortized Cost	Gross Unrealized		Carrying Value
		Gains	Losses
Deferred compensation plan assets	$14,226	$1,536	$(221)	$15,541
Corporate bonds	87,555	38	(790)	86,803
Municipal fixed-rate bonds	51,971	129	(20)	52,080
Asset-backed bonds	5,490	—	(3)	5,487
Mortgage/Agency-backed bonds	8,422	21	(15)	8,428
Government bonds	14,217	74	(2)	14,289
Marketable equity securities	29,508	5,462	(2,375)	32,595

Available-for-sale securities held at fair value	$211,389	$7,260	$(3,426)	$215,223

Restricted investment held at cost				30,000
Other investments held at cost				1,371

Total carrying value of available-for-sale investments				$246,594

At December 31, 2014, we held the following securities and investments, recorded at either fair value or cost.

(In thousands)	Amortized Cost	Gross Unrealized		Carrying Value
		Gains	Losses
Deferred compensation plan assets	$13,897	$2,409	$(12)	$16,294
Corporate bonds	111,261	186	(186)	111,261
Municipal fixed-rate bonds	127,341	480	(34)	127,787
Municipal variable rate demand notes	2,465	—	—	2,465
Marketable equity securities	26,399	12,395	(539)	38,255

Available-for-sale securities held at fair value	$281,363	$15,470	$(771)	$296,062

Restricted investment held at cost				30,000
Other investments held at cost				1,506

Total carrying value of available-for-sale investments				$327,568

As of September 30, 2015, our corporate bonds, municipal fixed-rate bonds, asset-backed bonds, mortgage/agency-backed bonds, and government bonds had the following contractual maturities:

(In thousands)	Corporate bonds	Municipal fixed-rate bonds	Asset- backed bonds	Mortgage / Agency- backed bonds	Government bonds
Less than one year	$23,732	$16,034	$—	$775	$—
One to two years	35,429	27,312	—	—	4,198
Two to three years	27,642	7,310	1,065	1,000	1,878
Three to five years	—	1,424	4,422	—	8,213
Five to ten years	—	—	—	684	—
More than ten years	—	—	—	5,969	—

Total	$86,803	$52,080	$5,487	$8,428	$14,289

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Our investment policy provides limitations for issuer concentration, which limits, at the time of purchase, the concentration in any one issuer to 5% of the market value of our total investment portfolio.

At September 30, 2015, we held a $30.0 million restricted certificate of deposit, which is carried at cost. This investment serves as a collateral deposit against the principal amount outstanding under loans made to ADTRAN pursuant to an Alabama State Industrial Development Authority revenue bond (the Bond). At September 30, 2015, the estimated fair value of the Bond using a level 2 valuation technique was approximately $30.1 million, based on a debt security with a comparable interest rate and maturity and a Standard and Poor’s credit rating of AAA. For more information on the Bond, see “Debt” under “Liquidity and Capital Resources” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 2 of Part I of this report.

We review our investment portfolio for potential “other-than-temporary” declines in value on an individual investment basis. We assess, on a quarterly basis, significant declines in value which may be considered other-than-temporary and, if necessary, recognize and record the appropriate charge to write-down the carrying value of such investments. In making this assessment, we take into consideration qualitative and quantitative information, including but not limited to the following: the magnitude and duration of historical declines in market prices, credit rating activity, assessments of liquidity, public filings, and statements made by the issuer. We generally begin our identification of potential other-than-temporary impairments by reviewing any security with a fair value that has declined from its original or adjusted cost basis by 25% or more for six or more consecutive months. We then evaluate the individual security based on the previously identified factors to determine the amount of the write-down, if any. For the three and nine months ended September 30, 2015 and 2014, other-than-temporary impairment charges were not significant.

Realized gains and losses on sales of securities are computed under the specific identification method. The following table presents gross realized gains and losses related to our investments.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Gross realized gains	$2,251	$2,728	$8,856	$7,363
Gross realized losses	$(191)	$(41)	$(426)	$(144)

As of September 30, 2015 and 2014, gross unrealized losses related to individual securities in a continuous loss position for 12 months or longer were not significant.

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

	Fair Value Measurements at September 30, 2015 Using
(In thousands)	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$6,171	$6,171	$—	$—

Available-for-sale securities
Deferred compensation plan assets	15,541	15,541	—	—
Available-for-sale debt securities
Corporate bonds	86,803	—	86,803	—
Municipal fixed-rate bonds	52,080	—	52,080	—
Asset-backed bonds	5,487	—	5,487	—
Mortgage/Agency-backed bonds	8,428	—	8,428	—
Government bonds	14,289	13,289	1,000	—
Available-for-sale marketable equity securities
Marketable equity securities – technology industry	5,701	5,701	—	—
Marketable equity securities – other	26,894	26,894	—	—

Available-for-sale securities	215,223	61,425	153,798	—

Total	$221,394	$67,596	$153,798	$—

	Fair Value Measurements at December 31, 2014 Using
(In thousands)	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$1,163	$1,163	$—	$—

Available-for-sale securities
Deferred compensation plan assets	16,294	16,294	—	—
Available-for-sale debt securities
Corporate bonds	111,261	—	111,261	—
Municipal fixed-rate bonds	127,787	—	127,787	—
Municipal variable rate demand notes	2,465	—	2,465	—
Available-for-sale marketable equity securities
Marketable equity securities – technology industry	9,661	9,661	—	—
Marketable equity securities – other	28,594	28,594	—	—

Available-for-sale securities	296,062	54,549	241,513	—

Total	$297,225	$55,712	$241,513	$—

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

As of September 30, 2015, we had forward contracts outstanding with notional amounts totaling €7.1 million ($8.0 million), which mature in the fourth quarter of 2015.

The fair values of our derivative instruments recorded in the Consolidated Balance Sheet as of September 30, 2015 and December 31, 2014 were as follows:

(In thousands)	Balance Sheet Location	September 30, 2015	December 31, 2014
Derivatives Not Designated as Hedging Instruments (Level 2):
Foreign exchange contracts – asset derivatives	Other receivables	$—	$249
Foreign exchange contracts – liability derivatives	Accounts payable	$(306)	$(10)

The change in the fair values of our derivative instruments recorded in the Consolidated Statements of Income during the three and nine months ended September 30, 2015 and 2014 were as follows:

	Income Statement Location	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)		2015	2014	2015	2014
Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	Other income (expense)	$30	$(191)	$208	$(739)

7. INVENTORY

At September 30, 2015 and December 31, 2014, inventory consisted of the following:

(In thousands)	September 30, 2015	December 31, 2014
Raw materials	$38,071	$34,831
Work in process	2,865	3,750
Finished goods	59,769	48,129

Total	$100,705	$86,710

We establish reserves for estimated excess, obsolete, or unmarketable inventory equal to the difference between the cost of the inventory and the estimated fair value of the inventory based upon assumptions about future demand and market conditions. At September 30, 2015 and December 31, 2014, raw materials reserves totaled $16.3 million and $16.9 million, respectively, and finished goods inventory reserves totaled $8.3 million and $7.8 million, respectively.

8. GOODWILL AND INTANGIBLE ASSETS

Goodwill, all of which relates to our acquisition of Bluesocket, Inc. and is included in our Enterprise Networks division, was $3.5 million at September 30, 2015 and December 31, 2014. We evaluate the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. We have elected to first assess the qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit to which the goodwill is assigned is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step impairment test. If we determine that it is more likely than not that its fair value is less than its carrying amount, then the two-step impairment test will be performed. There have been no impairment losses recorded since acquisition.

Intangible assets are included in other assets in the accompanying Consolidated Balance Sheets and include intangibles acquired in conjunction with our acquisitions of Objectworld Communications Corporation on September 15, 2009, Bluesocket, Inc. on August 4, 2011, and the NSN BBA business on May 4, 2012.

The following table presents our intangible assets as of September 30, 2015 and December 31, 2014:

	September 30, 2015			December 31, 2014
(In thousands)	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Customer relationships	$5,953	$(2,514)	$3,439	$6,310	$(2,136)	$4,174
Developed technology	5,794	(4,185)	1,609	6,005	(3,577)	2,428
Intellectual property	2,340	(1,771)	569	2,340	(1,520)	820
Trade names	270	(250)	20	270	(205)	65
Other	11	(11)	—	12	(11)	1

Total	$14,368	$(8,731)	$5,637	$14,937	$(7,449)	$7,488

Amortization expense, all of which relates to business acquisitions, was $0.5 million and $0.6 million for the three months ended September 30, 2015 and 2014, respectively, and $1.5 million and $1.7 million for the nine months ended September 30, 2015 and 2014, respectively.

As of September 30, 2015, the estimated future amortization expense of our intangible assets is as follows:

(In thousands)	Amount
Remainder of 2015	$456
2016	1,682
2017	1,166
2018	704
2019	310
Thereafter	1,319

Total	$5,637

9. STOCKHOLDERS’ EQUITY

A summary of the changes in stockholders’ equity for the nine months ended September 30, 2015 is as follows:

(In thousands)	Stockholders’ Equity
Balance, December 31, 2014	$549,013
Net income	12,928
Dividend payments	(13,989)
Dividends accrued for unvested restricted stock units	5
Net unrealized losses on available-for-sale securities (net of tax)	(6,577)
Defined benefit plan adjustments	211
Foreign currency translation adjustment	(3,797)
Proceeds from stock option exercises	907
Purchase of treasury stock	(65,808)
Income tax benefit from exercise of stock options	(40)
Stock-based compensation expense	4,788

Balance, September 30, 2015	$477,641

Stock Repurchase Program

Since 1997, our Board of Directors has approved multiple share repurchase programs that have authorized open market repurchase transactions of up to 50.0 million shares of our common stock. During the nine months ended September 30, 2015, we repurchased 3.9 million shares of our common stock at an average price of $16.69 per share. As of September 30, 2015, we have the authority to purchase an additional 5.8 million shares of our common stock under the current plans approved by the Board of Directors.

Stock Option Exercises

We issued 0.1 million shares of treasury stock during the nine months ended September 30, 2015 to accommodate employee stock option exercises. The stock options had exercise prices ranging from $15.29 to $22.53. We received proceeds totaling $0.9 million from the exercise of these stock options during the nine months ended September 30, 2015.

Dividend Payments

During the nine months ended September 30, 2015, we paid cash dividends as follows (in thousands except per share amounts):

Record Date	Payment Date	Per Share Amount	Total Dividend Paid
February 5, 2015	February 19, 2015	$0.09	$4,811
May 7, 2015	May 21, 2015	$0.09	$4,698
July 30, 2015	August 13, 2015	$0.09	$4,480

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

The following tables present changes in accumulated other comprehensive income, net of tax, by component for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015
(In thousands)	Unrealized Gains (Losses) on Available- for-Sale Securities	Defined Benefit Plan Adjustments	Foreign Currency Adjustments	Total
Beginning balance	$6,678	$(5,617)	$(5,728)	$(4,667)
Other comprehensive income (loss) before reclassifications	(3,034)	—	(1,351)	(4,385)
Amounts reclassified from accumulated other comprehensive income	(1,257)	71	—	(1,186)

Net current period other comprehensive income (loss)	(4,291)	71	(1,351)	(5,571)

Ending balance	$2,387	$(5,546)	$(7,079)	$(10,238)

	Three Months Ended September 30, 2014
(In thousands)	Unrealized Gains (Losses) on Available- for-Sale Securities	Defined Benefit Plan Adjustments	Foreign Currency Adjustments	Total
Beginning balance	$11,035	$(891)	$1,293	$11,437
Other comprehensive income (loss) before reclassifications	(1,602)	—	(2,568)	(4,170)
Amounts reclassified from accumulated other comprehensive income	(1,546)	—	—	(1,546)

Net current period other comprehensive income (loss)	(3,148)	—	(2,568)	(5,716)

Ending balance	$7,887	$(891)	$(1,275)	$5,721

The following tables present changes in accumulated other comprehensive income, net of tax, by component for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30, 2015
(In thousands)	Unrealized Gains (Losses) on Available- for-Sale Securities	Defined Benefit Plan Adjustments	Foreign Currency Adjustments	Total
Beginning balance	$8,964	$(5,757)	$(3,282)	$(75)
Other comprehensive income (loss) before reclassifications	(1,497)	—	(3,797)	(5,294)
Amounts reclassified from accumulated other comprehensive income	(5,080)	211	—	(4,869)

Net current period other comprehensive income (loss)	(6,577)	211	(3,797)	(10,163)

Ending balance	$2,387	$(5,546)	$(7,079)	$(10,238)

	Nine Months Ended September 30, 2014
(In thousands)	Unrealized Gains (Losses) on Available- for-Sale Securities	Defined Benefit Plan Adjustments	Foreign Currency Adjustments	Total
Beginning balance	$10,737	$(891)	$907	$10,753
Other comprehensive income (loss) before reclassifications	1,316	—	(2,182)	(866)
Amounts reclassified from accumulated other comprehensive income	(4,166)	—	—	(4,166)

Net current period other comprehensive income (loss)	(2,850)	—	(2,182)	(5,032)

Ending balance	$7,887	$(891)	$(1,275)	$5,721

The following tables present the details of reclassifications out of accumulated other comprehensive income for the three months ended September 30, 2015 and 2014:

(In thousands)	Three Months Ended September 30, 2015
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income Is Presented
Unrealized gains (losses) on available-for-sale securities:
Net realized gain on sales of securities	$2,098	Net realized investment gain
Impairment expense	(37)	Net realized investment gain
Defined benefit plan adjustments – actuarial losses	(103)	(1)

Total reclassifications for the period, before tax	1,958
Tax (expense) benefit	(772)

Total reclassifications for the period, net of tax	$1,186

(1)	Included in the computation of net periodic pension cost. See Note 3 of Notes to Consolidated Financial Statements.

(In thousands)	Three Months Ended September 30, 2014
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income Is Presented
Unrealized gains (losses) on available-for-sale securities:
Net realized gain on sales of securities	$2,565	Net realized investment gain
Impairment expense	(30)	Net realized investment gain

Total reclassifications for the period, before tax	2,535
Tax (expense) benefit	(989)

Total reclassifications for the period, net of tax	$1,546

The following tables present the details of reclassifications out of accumulated other comprehensive income for the nine months ended September 30, 2015 and 2014:

(In thousands)	Nine Months Ended September 30, 2015
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income Is Presented
Unrealized gains (losses) on available-for-sale securities:
Net realized gain on sales of securities	$8,438	Net realized investment gain
Impairment expense	(110)	Net realized investment gain
Defined benefit plan adjustments – actuarial losses	(306)	(1)

Total reclassifications for the period, before tax	8,022
Tax (expense) benefit	(3,153)

Total reclassifications for the period, net of tax	$4,869

(1)	Included in the computation of net periodic pension cost. See Note 3 of Notes to Consolidated Financial Statements.

(In thousands)	Nine Months Ended September 30, 2014
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income Is Presented
Unrealized gains (losses) on available-for-sale securities:
Net realized gain on sales of securities	$6,895	Net realized investment gain
Impairment expense	(64)	Net realized investment gain

Total reclassifications for the period, before tax	6,831
Tax (expense) benefit	(2,665)

Total reclassifications for the period, net of tax	$4,166

The following table presents the tax effects related to the change in each component of other comprehensive income for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Unrealized gains (losses) on available-for-sale securities	$(4,974)	$1,940	$(3,034)	$(2,626)	$1,024	$(1,602)
Reclassification adjustment for amounts included in net income	(1,958)	772	(1,186)	(2,535)	989	(1,546)
Foreign currency translation adjustment	(1,351)	—	(1,351)	(2,568)	—	(2,568)

Total Other Comprehensive Income (Loss)	$(8,283)	$2,712	$(5,571)	$(7,729)	$2,013	$(5,716)

The following table presents the tax effects related to the change in each component of other comprehensive income for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Unrealized gains (losses) on available-for-sale securities	$(2,454)	$957	$(1,497)	$2,157	$(841)	$1,316
Reclassification adjustment for amounts included in net income	(8,022)	3,153	(4,869)	(6,831)	2,665	(4,166)
Foreign currency translation adjustment	(3,797)	—	(3,797)	(2,182)	—	(2,182)

Total Other Comprehensive Income (Loss)	$(14,273)	$4,110	$(10,163)	$(6,856)	$1,824	$(5,032)

10. EARNINGS PER SHARE

A summary of the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2015 and 2014 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2015	2014	2015	2014
Numerator
Net income	$7,067	$11,326	$12,928	$35,328

Denominator
Weighted average number of shares – basic	49,862	54,521	51,682	55,552
Effect of dilutive securities
Stock options	29	266	94	402
Restricted stock and restricted stock units	36	37	16	22

Weighted average number of shares – diluted	49,927	54,824	51,792	55,976

Net income per share – basic	$0.14	$0.21	$0.25	$0.64
Net income per share – diluted	$0.14	$0.21	$0.25	$0.63

Anti-dilutive options to purchase common stock outstanding were excluded from the above calculations. Anti-dilutive options totaled 6.0 million and 4.5 million for the three months ended September 30, 2015 and 2014, respectively, and 6.1 million and 3.1 million for the nine months ended September 30, 2015 and 2014, respectively.

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

The following tables present information about the reported sales and gross profit of our reportable segments for the three and nine months ended September 30, 2015 and 2014. Asset information by reportable segment is not reported, since we do not produce such information internally.

	Three Months Ended
	September 30, 2015		September 30, 2014
(In thousands)	Sales	Gross Profit	Sales	Gross Profit
Carrier Networks	$131,273	$55,796	$132,972	$61,687
Enterprise Networks	26,805	14,853	29,920	16,570

Total	$158,078	$70,649	$162,892	$78,257

	Nine Months Ended
	September 30, 2015		September 30, 2014
(In thousands)	Sales	Gross Profit	Sales	Gross Profit
Carrier Networks	$382,684	$160,354	$394,589	$191,093
Enterprise Networks	78,367	44,104	91,436	51,751

Total	$461,051	$204,458	$486,025	$242,844

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

Loop Access products are used by carrier and enterprise customers for access to copper-based communications networks. This category includes the following product areas and related services:

•	High bit-rate Digital Subscriber Line (HDSL) products

•	Digital Data Service (DDS)

•	Integrated Services Digital Network (ISDN) products

•	T1/E1/T3 Channel Service Units/Data Service Units (CSUs/DSUs)

•	TRACER fixed-wireless products

The table below presents sales information by product category for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Carrier Systems	$111,044	$113,950	$330,522	$342,327
Business Networking	39,127	39,746	108,718	119,634
Loop Access	7,907	9,196	21,811	24,064

Total	$158,078	$162,892	$461,051	$486,025

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

The table below presents subcategory revenues for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Core Products
Broadband Access (included in Carrier Systems)	$94,116	$96,084	$279,656	$285,920
Optical (included in Carrier Systems)	13,733	13,686	42,669	42,308
Internetworking (included in Business Networking)	38,123	38,630	105,440	116,562

Subtotal	145,972	148,400	427,765	444,790
Legacy Products
HDSL (does not include T1) (included in Loop Access)	7,397	8,400	20,499	22,075
Other products (excluding HDSL)	4,709	6,092	12,787	19,160

Subtotal	12,106	14,492	33,286	41,235

Total	$158,078	$162,892	$461,051	$486,025

12. LIABILITY FOR WARRANTY RETURNS

Our products generally include warranties of 90 days to ten years for product defects. We accrue for warranty returns at the time revenue is recognized based on our estimate of the cost to repair or replace the defective products. We engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers. Our products continue to become more complex in both size and functionality as many of our product offerings migrate from line card applications to total systems. The increasing complexity of our products will cause warranty incidences, when they arise, to be more costly. Our estimates regarding future warranty obligations may change due to product failure rates, material usage, and other rework costs incurred in correcting a product failure. In addition, from time to time, specific warranty accruals may be recorded if unforeseen problems arise. Should our actual experience relative to these factors be worse than our estimates, we will be required to record additional warranty expense. Alternatively, if we provide for more reserves than we require, we will reverse a portion of such provisions in future periods. The liability for warranty obligations totaled $8.7 million and $8.4 million at September 30, 2015 and December 31, 2014, respectively. These liabilities are included in accrued expenses in the accompanying Consolidated Balance Sheets.

A summary of warranty expense and write-off activity for the nine months ended September 30, 2015 and 2014 is as follows:

	Nine Months Ended September 30,
(In thousands)	2015	2014
Balance at beginning of period	$8,415	$8,977
Plus: Amounts charged to cost and expenses	1,905	2,770
Less: Deductions	(1,604)	(3,099)

Balance at end of period	$8,716	$8,648

13. RELATED PARTY TRANSACTIONS

During 2014, we employed the law firm of our director emeritus for legal services. All bills for services rendered by this firm were reviewed and approved by our Chief Financial Officer. We believe that the fees for such services were comparable to those charged by other firms for services rendered to us. The services of our director emeritus ended with his death on September 7, 2014. For the three and nine months ended September 30, 2014, we incurred fees of $10 thousand and $70 thousand, respectively, for these legal services.

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

We have committed to invest up to an aggregate of $7.9 million in two private equity funds, and we have contributed $8.4 million as of September 30, 2015, of which $7.7 million has been applied to these commitments.

15. SUBSEQUENT EVENTS

On October 13, 2015, we announced that our Board of Directors declared a quarterly cash dividend of $0.09 per common share to be paid to stockholders of record at the close of business on October 29, 2015. The payment date will be November 12, 2015. The quarterly dividend payment will be approximately $4.5 million. In July 2003, our Board of Directors elected to begin declaring quarterly dividends on our common stock considering the tax treatment of dividends and adequate levels of Company liquidity.

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

Sales were $158.1 million and $461.1 million for the three and nine months ended September 30, 2015, compared to $162.9 million and $486.0 million for the three and nine months ended September 30, 2014. Product revenues for our three core areas, Broadband Access, Optical and Internetworking, were $146.0 million and $427.8 million for the three and nine months ended September 30, 2015, compared to $148.4 million and $444.8 million for the three and nine months ended September 30, 2014. Our gross margin decreased to 44.7% and 44.3% for the three and nine months ended September 30, 2015 from 48.0% and 50.0% for the three and nine months ended September 30, 2014. Our operating income margin decreased to 5.1% and 2.3% for the three and nine months ended September 30, 2015 from 7.7% and 8.9% for the three and nine months ended September 30, 2014. Net income was $7.1 million and $12.9 million for the three and nine months ended September 30, 2015 compared to $11.3 million and $35.3 million for the three and nine months ended September 30, 2014. Our effective tax rate increased to 35.0% and 36.9% for the three and nine months ended September 30, 2015 from 24.8% and 31.5% for the three and nine months ended September 30, 2014. Earnings per share, assuming dilution, were $0.14 and $0.25 for the three and nine months ended September 30, 2015 compared to $0.21 and $0.63 for the three and nine months ended September 30, 2014.

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

RESULTS OF OPERATIONS – THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014

SALES

ADTRAN’s sales decreased 3.0% from $162.9 million in the three months ended September 30, 2014 to $158.1 million in the three months ended September 30, 2015, and decreased 5.1% from $486.0 million in the nine months ended September 30, 2014 to $461.1 million in the nine months ended September 30, 2015. The decrease in sales for the three months ended September 30, 2015 is primarily attributable to a $2.4 million decrease in sales of our HDSL and other legacy products and a $2.0 million decrease in sales of our Broadband Access products. The decrease in sales for the nine months ended September 30, 2015 is primarily attributable to an $11.1 million decrease in sales of our Internetworking products, a $7.9 million decrease in sales of our HDSL and other legacy products, and a $6.3 million decrease in sales of our Broadband Access products.

Carrier Networks sales decreased 1.3% from $133.0 million in the three months ended September 30, 2014 to $131.3 million in the three months ended September 30, 2015, and decreased 3.0% from $394.6 million in the nine months ended September 30, 2014 to $382.7 million in the nine months ended September 30, 2015. The decrease in sales for the three and nine months ended September 30, 2015 is primarily attributable to decreases in sales of our Broadband Access products and sales of our HDSL and other legacy products, partially offset by an increase in sales of our Internetworking products. The decrease in sales of our Broadband Access products is primarily attributable to decreased sales in the EMEA region and the impact of the strengthening of the U.S. dollar against the Euro. The decrease in sales of HDSL and other legacy products has been expected as customers continue to upgrade their networks to deliver higher bandwidth services by migrating to newer technologies, including to our core products from our Broadband Access, Internetworking and Optical product lines. While we expect that revenues from HDSL and our other legacy products will continue to decline over time, these revenues may fluctuate and continue for years because of the time required for our customers to transition to newer technologies. The increase in sales of Internetworking products for this division is primarily attributable to increased sales of our FTTP ONT products.

Enterprise Networks sales decreased 10.4% from $29.9 million in the three months ended September 30, 2014 to $26.8 million in the three months ended September 30, 2015, and decreased 14.3% from $91.4 million in the nine months ended September 30, 2014 to $78.4 million in the nine months ended September 30, 2015. The decrease in sales for the three and nine months ended September 30, 2015 is primarily attributable to decreases in sales of our Internetworking products. The decrease in sales of our Internetworking products for this division was primarily attributable to weakness in our IP gateway product segment. Internetworking product sales attributable to Enterprise Networks were 93.8% and 93.6% of the division’s sales in the three and nine months ended September 30, 2015, compared to 93.4% and 94.2% in the three and nine months ended September 30, 2014. Legacy products primarily comprise the remainder of Enterprise Networks sales. Enterprise Networks sales as a percentage of total sales decreased from 18.4% and 18.8% for the three and nine months ended September 30, 2014 to 17.0% for the three and nine months ended September 30, 2015.

International sales, which are included in the Carrier Networks and Enterprise Networks amounts discussed above, decreased 40.0% from $64.3 million in the three months ended September 30, 2014 to $38.6 million in the three months ended September 30, 2015, and decreased 22.3% from $197.7 million in the nine months ended September 30, 2014 to $153.7 million in the nine months ended September 30, 2015. International sales, as a percentage of total sales, decreased from 39.5% and 40.7% for the three and nine months ended September 30, 2014 to 24.4% and 33.3% for the three and nine months ended September 30, 2015. The decrease in international sales for the three months ended September 30, 2015 is primarily attributable to a decrease in sales in the EMEA region and the Asia-Pacific region, partially offset by an increase in sales in Latin America. The decrease in international sales for the nine months ended September 30, 2015 is primarily attributable to a decrease in sales in the EMEA region, Latin America and the Asia-Pacific region. The decrease in sales in the EMEA region is primarily attributable to the strengthening of the U.S. dollar against the Euro during the three and nine months ended September 30, 2015.

Carrier System product sales decreased $2.9 million from $114.0 million in the three months ended September 30, 2014 to $111.0 million in the three months ended September 30, 2015, and decreased $11.8 million from $342.3 million in the nine months ended September 30, 2014 to $330.5 million in the nine months ended September 30, 2015. The decrease for the three months ended September 30, 2015 is primarily attributable to a $2.0 million decrease in Broadband Access product sales and a $1.0 million decrease in legacy product sales. The decrease for the nine months ended September 30, 2015 is primarily attributable to a $6.3 million decrease in Broadband Access product sales and a $5.9 million decrease in legacy product sales. The decreases for the three and nine months ended September 30, 2015 are primarily attributable to the factors discussed above.

Business Networking product sales decreased $0.6 million from $39.7 million in the three months ended September 30, 2014 to $39.1 million in the three months ended September 30, 2015, and decreased $10.9 million from $119.6 million in the nine months ended September 30, 2014 to $108.7 million in the nine months ended September 30, 2015. The decrease for the three months ended September 30, 2015 is primarily attributable to a $0.5 million decrease in Internetworking product sales. The decrease for the nine months ended September 30, 2015 is primarily attributable to an $11.1 million decrease in Internetworking product sales. The decreases for the three and nine months ended September 30, 2015 are primarily attributable to the factors discussed above.

Loop Access product sales decreased $1.3 million from $9.2 million in the three months ended September 30, 2014 to $7.9 million in the three months ended September 30, 2015, and decreased $2.3 million from $24.1 million in the nine months ended September 30, 2014 to $21.8 million in the nine months ended September 30, 2015. The decrease for the three months ended September 30, 2015 is primarily attributable to a $1.0 million decrease in HDSL product sales. The decrease for the nine months ended September 30, 2015 is primarily attributable to a $1.6 million decrease in HDSL product sales. The decreases for the three and nine months ended September 30, 2015 are primarily attributable to the factors discussed above.

COST OF SALES

As a percentage of sales, cost of sales increased from 52.0% in the three months ended September 30, 2014 to 55.3% in the three months ended September 30, 2015, and increased from 50.0% in the nine months ended September 30, 2014 to 55.7% in the nine months ended September 30, 2015. The increase for the three months ended September 30, 2015 is primarily attributable to the strengthening of the U.S. dollar against the Euro, growth in our service-related sales in the U.S. market, and customer mix. The increase in the nine months ended September 30, 2015 is primarily attributable to the strengthening of the U.S. dollar against the Euro, growth in our service-related sales in the U.S. market, and product mix.

Carrier Networks cost of sales, as a percent of division sales, increased from 53.6% in the three months ended September 30, 2014 to 57.5% in the three months ended September 30, 2015, and increased from 51.6% in the nine months ended September 30, 2014 to 58.1% in the nine months ended September 30, 2015. The increase for the three and nine months ended September 30, 2015 is primarily attributable to the strengthening of the U.S. dollar against the Euro, growth in service-related sales in our U.S. market, customer mix, and customer price movements to achieve market share position.

Enterprise Networks cost of sales, as a percent of division sales, remained consistent at 44.6% in the three months ended September 30, 2014 and 2015, and increased from 43.4% in the nine months ended September 30, 2014 to 43.7% in the nine months ended September 30, 2015. The increase for the nine months ended September 30, 2015 is primarily attributable to the shift in product and services mix.

An important part of our strategy is to reduce the product cost of each succeeding product generation and then to lower the product’s price based on the cost savings achieved. This may cause variations in our gross profit percentage due to timing differences between the recognition of cost reductions and the lowering of product selling prices.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased 7.5% from $32.4 million in the three months ended September 30, 2014 to $30.0 million in the three months ended September 30, 2015, and decreased 7.0% from $100.2 million in the nine months ended September 30, 2014 to $93.2 million in the nine months ended September 30, 2015. The decrease in selling, general and administrative expenses for the three months ended September 30, 2015 is primarily attributable to decreases in compensation expense and travel expense, partially offset by restructuring charges. The decrease in selling, general and administrative expenses for the nine months ended September 30, 2015 is primarily attributable to decreases in compensation expense, legal expense, and independent contractor expense, partially offset by restructuring charges.

As a percentage of sales, selling, general and administrative expenses decreased from 19.9% in the three months ended September 30, 2014 to 19.0% in the three months ended September 30, 2015, and decreased from 20.6% in the nine months ended September 30, 2014 to 20.2% in the nine months ended September 30, 2015. Selling, general and administrative expenses as a percentage of sales may fluctuate whenever there is a significant fluctuation in revenues for the periods being compared.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses decreased 2.3% from $33.3 million in the three months ended September 30, 2014 to $32.6 million in the three months ended September 30, 2015, and increased 1.0% from $99.5 million in the nine months ended September 30, 2014 to $100.6 million in the nine months ended September 30, 2015. The decrease in research and development expenses for the three months ended September 30, 2015 is primarily attributable to a decrease in compensation expense, partially offset by restructuring charges and an increase in engineering and testing expense. These restructuring charges were primary attributable to the consolidation of engineering resources. The increase in research and development expense for the nine months ended September 30, 2015 is primarily attributable to restructuring charges and an increase in engineering and testing expense, partially offset by a decrease in compensation expense.

As a percentage of sales, research and development expenses increased from 20.5% in the three months ended September 30, 2014 to 20.6% in the three months ended September 30, 2015, and increased from 20.5% in the nine months ended September 30, 2014 to 21.8% in the nine months ended September 30, 2015. Research and development expenses as a percentage of sales will fluctuate whenever there are incremental product development activities or a significant fluctuation in revenues for the periods being compared.

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

INTEREST AND DIVIDEND INCOME

Interest and dividend income decreased 15.4% from $1.0 million in the three months ended September 30, 2014 to $0.8 million in the three months ended September 30, 2015, and decreased 19.8% from $3.3 million in the nine months ended September 30, 2014 to $2.7 million in the nine months ended September 30, 2015. The decreases in interest and dividend income for the three and nine months ended September 30, 2015 are primarily attributable to a reduction in investment principal.

INTEREST EXPENSE

Interest expense, which is primarily related to our taxable revenue bond, remained constant at $0.2 million in the three months ended September 30, 2014 and 2015, and $0.5 million in the nine months ended September 30, 2014 and $0.4 million in the nine months ended September 30, 2015, as we had no substantial change in our fixed-rate borrowing. See “Liquidity and Capital Resources” below for additional information on our revenue bond.

NET REALIZED INVESTMENT GAIN

Net realized investment gain decreased 23.3% from $2.7 million in the three months ended September 30, 2014 to $2.1 million in the three months ended September 30, 2015, and increased 16.8% from $7.2 million in the nine months ended September 30, 2014 to $8.4 million in the nine months ended September 30, 2015. The decrease in realized investment gains for the three months ended September 30, 2015 is primarily attributable to decreased gains from the sale of equity securities. The increase in realized investment gains for the nine months ended September 30, 2015 is primarily attributable to increased gains from the sale of equity securities in the first two quarters of 2015. See “Investing Activities” in “Liquidity and Capital Resources” below for additional information.

OTHER INCOME (EXPENSE), NET

Other income (expense), net, comprised primarily of miscellaneous income, gains and losses on foreign currency transactions, investment account management fees, and scrap raw material sales, changed from $1.0 million of expense in the three months ended September 30, 2014 to $0.1 million of income in the three months ended September 30, 2015, and changed from $1.6 million of expense in the nine months ended September 30, 2014 to $0.8 million of expense in the nine months ended September 30, 2015. The change for the three and nine months ended September 30, 2015 is primarily attributable to gains on foreign currency transactions during the third quarter of 2015.

INCOME TAXES

Our effective tax rate increased from 31.5% in the nine months ended September 30, 2014 to 36.9% in the nine months ended September 30, 2015. The increase in the effective tax rate between the two periods is primarily attributable to the release of a valuation allowance attributable to a foreign subsidiary in 2014, partially offset by settlements with tax authorities and expiration of statutes in 2015.

NET INCOME

As a result of the above factors, net income decreased $4.3 million from $11.3 million in the three months ended September 30, 2014 to $7.1 million in the three months ended September 30, 2015, and decreased $22.4 million from $35.3 million in the nine months ended September 30, 2014 to $12.9 million in the nine months ended September 30, 2015.

As a percentage of sales, net income decreased from 7.0% in the three months ended September 30, 2014 to 4.5% in the three months ended September 30, 2015, and decreased from 7.3% in the nine months ended September 30, 2014 to 2.8% in the nine months ended September 30, 2015.

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

At September 30, 2015, cash on hand was $83.7 million and short-term investments were $42.1 million, which resulted in available short-term liquidity of $125.8 million. At December 31, 2014, our cash on hand of $73.4 million and short-term investments of $46.9 million resulted in available short-term liquidity of $120.4 million. The increase in short-term liquidity from December 31, 2014 to September 30, 2015 is primarily attributable to a reallocation of our investments to provide additional funds for our short-term cash needs, which includes operating activities, capital expenditures, purchase of treasury stock, and shareholder dividends.

Operating Activities

Our working capital, which consists of current assets less current liabilities, decreased 0.9% from $232.1 million as of December 31, 2014 to $229.9 million as of September 30, 2015. The quick ratio, defined as cash, cash equivalents, short-term investments, and net accounts receivable, divided by current liabilities, decreased from 1.75 as of December 31, 2014 to 1.67 as of September 30, 2015. The current ratio, defined as current assets divided by current liabilities, decreased from 2.95 as of December 31, 2014 to 2.81 as of September 30, 2015. The changes in our working capital, quick ratio and current ratio are primarily attributable to increases in cash and inventory, and a decrease in unearned revenue, partially offset by an increase in accounts payable and a decrease in short-term investments.

Net accounts receivable decreased 2.6% from $88.5 million at December 31, 2014 to $86.2 million at September 30, 2015. Our allowance for doubtful accounts was $0.1 million at December 31, 2014 and $21 thousand at September 30, 2015. Quarterly accounts receivable days sales outstanding (DSO) decreased from 57 days as of December 31, 2014 to 50 days as of September 30, 2015. The change in net accounts receivable is due to changes in customer mix and the timing of sales and collections during the quarter. Certain international customers can have longer payment terms than U.S. customers. Other receivables decreased from $33.3 million at December 31, 2014 to $20.9 million at September 30, 2015. The decrease in other receivables is primarily attributable to the timing of filing returns and collections of VAT receivables in our international subsidiaries. Other receivables will also fluctuate due to the timing of shipments and collections for materials supplied to our contract manufacturers during the quarter.

Quarterly inventory turnover stayed consistent at 3.5 turns as of December 31, 2014 and September 30, 2015. Inventory increased 16.1% from December 31, 2014 to September 30, 2015. We expect inventory levels to fluctuate as we attempt to maintain sufficient inventory in response to services activity and seasonal cycles of our business, ensuring competitive lead times while managing the risk of inventory obsolescence that may occur due to rapidly changing technology and customer demand.

Accounts payable increased 23.0% from $56.4 million at December 31, 2014 to $69.4 million at September 30, 2015. Accounts payable will fluctuate due to variations in the timing of the receipt of supplies, inventory and services and our subsequent payments for these purchases.

Investing Activities

Capital expenditures totaled approximately $7.8 million and $8.2 million for the nine months ended September 30, 2015 and 2014, respectively. These expenditures were primarily used to purchase manufacturing and test equipment and computer software and hardware.

Our combined short-term and long-term investments decreased $81.0 million from $327.6 million at December 31, 2014 to $246.6 million at September 30, 2015. This decrease reflects the impact of our cash needs for capital expenditures, share repurchases, and dividends, as well as net realized and unrealized losses and amortization of net premiums on our combined investments, partially offset by additional funds available for investment provided by our operating activities and stock option exercises by our employees.

We invest all available cash not required for immediate use in operations primarily in securities that we believe bear minimal risk of loss. At September 30, 2015 these investments included corporate bonds of $86.8 million, municipal fixed-rate bonds of $52.1 million, asset-backed bonds of $5.5 million, mortgage/agency-backed bonds of $8.4 million, and government bonds of $14.3 million. At December 31, 2014, these investments included corporate bonds of $111.3 million, municipal fixed-rate bonds of $127.8 million, and municipal variable rate demand notes of $2.5 million. As of September 30, 2015, our corporate bonds, municipal fixed-rate bonds, asset-backed bonds, mortgage/agency-backed bonds, and government bonds were classified as available-for-sale and had a combined duration of 1.2 years with an average credit rating of A. Because our bond portfolio has a high quality rating and contractual maturities of a short duration, we are able to obtain prices for these bonds derived from observable market inputs, or for similar securities traded in an active market, on a daily basis.

Our long-term investments decreased 27.1% from $280.6 million at December 31, 2014 to $204.5 million at September 30, 2015. Long-term investments at September 30, 2015 and December 31, 2014 included an investment in a certificate of deposit of $30.0 million, which serves as collateral for our revenue bond. See “Debt” below for additional information. We have various equity investments included in long-term investments at a cost of $29.5 million and $26.4 million, and with a fair value of $32.6 million and $38.3 million, at September 30, 2015 and December 31, 2014, respectively.

Long-term investments at September 30, 2015 and December 31, 2014 also included $15.5 million and $16.3 million, respectively, related to our deferred compensation plans, and $1.4 million and $1.5 million, respectively, of other investments carried at cost, consisting of interests in two private equity funds and an investment in a privately held telecommunications equipment manufacturer.

We review our investment portfolio for potential “other-than-temporary” declines in value on an individual investment basis. We assess, on a quarterly basis, significant declines in value which may be considered other-than-temporary and, if necessary, recognize and record the appropriate charge to write-down the carrying value of such investments. In making this assessment, we take into consideration qualitative and quantitative information, including but not limited to the following: the magnitude and duration of historical declines in market prices, credit rating activity, assessments of liquidity, public filings, and statements made by the issuer. We generally begin our identification of potential other-than-temporary impairments by reviewing any security with a fair value that has declined from its original or adjusted cost basis by 25% or more for six or more consecutive months. We then evaluate the individual security based on the previously identified factors to determine the amount of the write-down, if any. For the three and nine months ended September 30, 2015 and 2014, other-than-temporary impairment charges were not significant.

Financing Activities

Dividends

In July 2003, our Board of Directors elected to begin declaring quarterly dividends on our common stock considering the tax treatment of dividends and adequate levels of Company liquidity. During the nine months ended September 30, 2015, we paid dividends totaling $14.0 million.

Debt

We have amounts outstanding under loans made pursuant to an Alabama State Industrial Development Authority revenue bond (the Bond) which totaled $30.0 million at September 30, 2015 and December 31, 2014. At September 30, 2015, the estimated fair value of the Bond was approximately $30.1 million, based on a debt security with a comparable interest rate and maturity and a Standard & Poor’s credit rating of AAA. Included in long-term investments are restricted funds in the amount of $30.0 million at September 30, 2015 and December 31, 2014, which is a collateral deposit against the principal amount of the Bond. We have the right to set-off the balance of the Bond with the collateral deposit in order to reduce the balance of the indebtedness. The Bond matures on January 1, 2020, and bears interest at the rate of 2% per annum. In conjunction with this program, we are eligible to receive certain economic incentives from the state of Alabama that reduce the amount of payroll withholdings we are required to remit to the state for those employment positions that qualify under this program. We are required to make payments in the amounts necessary to pay the interest on the amounts currently outstanding. It is our intent to make annual principal payments in addition to the interest amounts that are due. In connection with this decision, $1.2 million of the Bond has been classified as a current liability in accounts payable in the Consolidated Balance Sheet at September 30, 2015.

Stock Repurchase Program

Since 1997, our Board of Directors has approved multiple share repurchase programs that have authorized open market repurchase transactions of up to 45.0 million shares of our common stock. On July 14, 2015, our Board of Directors authorized the repurchase of an additional 5.0 million shares of our common stock (bringing the total shares authorized for repurchase to 50.0 million), which will commence upon completion of the repurchase plan announced on May 14, 2014. This new authorization will be implemented through open market or private purchases from time to time as conditions warrant.

During the nine months ended September 30, 2015, we repurchased 3.9 million shares of our common stock at an average price of $16.69 per share. As of September 30, 2015, we have the authority to purchase an additional 5.8 million shares of our common stock under the current plans approved by the Board of Directors.

Stock Option Exercises

To accommodate employee stock option exercises, we issued 0.1 million shares of treasury stock for $0.9 million during the nine months ended September 30, 2015.

Off-Balance Sheet Arrangements and Contractual Obligations

We do not have off-balance sheet financing arrangements and have not engaged in any related party transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources. During the nine months ended September 30, 2015, there have been no material changes in contractual obligations and commercial commitments from those discussed in our most recent Annual Report on Form 10-K for the year ended December 31, 2014 filed on February 24, 2015 with the SEC.

We have committed to invest up to an aggregate of $7.9 million in two private equity funds, and we have contributed $8.4 million as of September 30, 2015, of which $7.7 million has been applied to these commitments.

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

We maintain depository investments with certain financial institutions. Although these depository investments may exceed government insured depository limits, we have evaluated the credit worthiness of these financial institutions, and determined the risk of material financial loss due to exposure of such credit risk to be minimal. As of September 30, 2015, $81.6 million of our cash and cash equivalents, primarily certain domestic money market funds and foreign depository accounts, were in excess of government provided insured depository limits.

As of September 30, 2015, approximately $182.6 million of our cash and investments may be directly affected by changes in interest rates. We have performed a hypothetical sensitivity analysis assuming market interest rates increase or decrease by 50 basis points (bps) for an entire year, while all other variables remain constant. At September 30, 2015, we held $79.0 million of cash and variable-rate investments where a change in interest rates would impact our interest income. A hypothetical 50 bps decline in interest rates as of September 30, 2015 would reduce annualized interest income on our cash and investments by approximately $0.4 million. In addition, we held $101.5 million of fixed-rate bonds whose fair values may be directly affected by a change in interest rates. A hypothetical 50 bps increase in interest rates as of September 30, 2015 would reduce the fair value of our fixed-rate bonds by approximately $0.6 million.

As of September 30, 2014, approximately $286.2 million of our cash and investments was subject to being directly affected by changes in interest rates. We have performed a hypothetical sensitivity analysis assuming market interest rates increase or decrease by 50 bps for the entire year, while all other variables remain constant. A hypothetical 50 bps decline in interest rates as of September 30, 2014 would have reduced annualized interest income on our cash, money market instruments and municipal variable rate demand notes by approximately $0.5 million. In addition, a hypothetical 50 bps increase in interest rates as of September 30, 2014 would have reduced the fair value of our municipal fixed-rate bonds and corporate bonds by approximately $1.2 million.

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

We have certain international customers who are invoiced or pay in a non-functional currency. Changes in the monetary exchange rates used to invoice such customers versus the functional currency of the entity billing such customers may adversely affect our results of operations and financial condition. To manage the volatility relating to these typical business exposures, we may enter into various derivative transactions, when appropriate. We do not hold or issue derivative instruments for trading or other speculative purposes. All non-functional currencies billed would result in a combined hypothetical gain or loss of $0.5 million if the U.S. dollar weakened or strengthened 10% against the billing currencies. Any gain or loss would be partially mitigated by the forward contracts discussed in the following paragraph.

As of September 30, 2015, we had no material contracts, other than accounts receivable, accounts payable, and loans to a subsidiary, denominated in foreign currencies. As of September 30, 2015, we had forward contracts outstanding with notional amounts totaling €7.1 million ($8.0 million), which mature in the fourth quarter of 2015. The fair value of these forward contracts was a net liability of approximately $0.3 million as of September 30, 2015.

For further information about the fair value of our available-for-sale investments and our derivative and hedging activities as of September 30, 2015, see Notes 5 and 6 of Notes to Consolidated Financial Statements.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth repurchases of our common stock for the months indicated:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2015 – July 31, 2015	825,492	$16.31	825,492	6,044,006	(1)
August 1, 2015 – August 31, 2015	195,281	$15.54	195,281	5,848,725
September 1, 2015 – September 30, 2015	—	—	—	5,848,725

Total	1,020,773		1,020,773

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

ADTRAN, Inc.
(Registrant)

Date: November 4, 2015	/s/ Michael Foliano
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