Form 10-Q
period 2016-03-31
ADTRAN INC
filed 2016-05-04
CIK 926282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2016

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date:

Class	Outstanding at April 22, 2016
Common Stock, $.01 Par Value	48,971,260 Shares

ADTRAN, Inc.

Quarterly Report on Form 10-Q

For the Three Months Ended March 31, 2016

FORWARD LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of ADTRAN. ADTRAN and its representatives may from time to time make written or oral forward-looking statements, including statements contained in this report, our other filings with the Securities and Exchange Commission (SEC) and other communications with our stockholders. Generally, the words, “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “may,” “could” and similar expressions identify forward-looking statements. We caution you that any forward-looking statements made by us or on our behalf are subject to uncertainties and other factors that could cause such statements to be wrong. A list of factors that could materially affect our business, financial condition or operating results is included under “Factors that Could Affect Our Future Results” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 2 of Part I of this report. They have also been discussed in Item 1A of Part I in our most recent Annual Report on Form 10-K for the year ended December 31, 2015 filed on February 24, 2016 with the SEC. Though we have attempted to list comprehensively these important factors, we caution investors that other factors may prove to be important in the future in affecting our operating results. New factors emerge from time to time, and it is not possible for us to predict all of these factors, nor can we assess the impact each factor or a combination of factors may have on our business.

You are further cautioned not to place undue reliance on these forward-looking statements because they speak only of our views as of the date that the statements were made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADTRAN, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	March 31, 2016	December 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$91,609	$84,550
Short-term investments	29,303	34,396
Accounts receivable, less allowance for doubtful accounts of $19 at March 31, 2016 and December 31, 2015	67,492	71,917
Other receivables	9,199	19,321
Inventory, net	92,107	91,533
Prepaid expenses and other current assets	13,096	10,145
Deferred tax assets, net	17,967	18,924

Total Current Assets	320,773	330,786

Property, plant and equipment, net	73,511	73,233
Deferred tax assets, net	18,878	18,091
Goodwill	3,492	3,492
Other assets	9,157	9,276
Long-term investments	195,683	198,026

Total Assets	$621,494	$632,904

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$42,635	$48,668
Unearned revenue	18,683	16,615
Accrued expenses	13,513	12,108
Accrued wages and benefits	11,064	12,857
Income tax payable, net	2,739	2,395

Total Current Liabilities	88,634	92,643

Non-current unearned revenue	7,288	7,965
Other non-current liabilities	25,283	24,236
Bonds payable	27,900	27,900

Total Liabilities	149,105	152,744

Commitments and contingencies (see Note 13)

Stockholders’ Equity
Common stock, par value $0.01 per share; 200,000 shares authorized; 79,652 shares issued and 48,993 shares outstanding at March 31, 2016 and 79,652 shares issued and 49,558 shares outstanding at December 31, 2015	797	797
Additional paid-in capital	248,305	246,879
Accumulated other comprehensive loss	(7,951)	(8,969)
Retained earnings	906,820	906,772
Less treasury stock at cost: 30,659 and 30,094 shares at March 31, 2016 and December 31, 2015, respectively	(675,582)	(665,319)

Total Stockholders’ Equity	472,389	480,160

Total Liabilities and Stockholders’ Equity	$621,494	$632,904

See notes to consolidated financial statements

ADTRAN, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2016	2015

Sales
Products	$123,883	$129,505
Services	18,321	13,330

Total Sales	142,204	142,835

Cost of sales
Products	64,073	71,560
Services	12,337	5,712

Total Cost of Sales	76,410	77,272

Gross Profit	65,794	65,563

Selling, general and administrative expenses	30,785	31,064
Research and development expenses	29,488	32,536

Operating Income	5,521	1,963

Interest and dividend income	855	933
Interest expense	(145)	(148)
Net realized investment gain	1,728	3,115
Other income (expense), net	119	(353)

Income before provision for income taxes	8,078	5,510

Provision for income taxes	(3,064)	(2,193)

Net Income	$5,014	$3,317

Weighted average shares outstanding – basic	49,220	53,399

Weighted average shares outstanding – diluted	49,389	53,634

Earnings per common share – basic	$0.10	$0.06

Earnings per common share – diluted	$0.10	$0.06

Dividend per share	$0.09	$0.09

See notes to consolidated financial statements

ADTRAN, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2016	2015

Net Income	$5,014	$3,317

Other Comprehensive Income (Loss), net of tax:

Net unrealized losses on available-for-sale securities	(255)	(503)
Defined benefit plan adjustments	45	68
Foreign currency translation	1,228	(3,318)

Other Comprehensive Income (Loss), net of tax	1,018	(3,753)

Comprehensive Income (Loss), net of tax	$6,032	$(436)

See notes to consolidated financial statements

ADTRAN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$5,014	$3,317
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,347	3,728
Amortization of net premium on available-for-sale investments	220	910
Net realized gain on long-term investments	(1,728)	(3,115)
Net loss on disposal of property, plant and equipment	3	8
Stock-based compensation expense	1,558	1,639
Deferred income taxes	435	(692)
Tax benefit from stock option exercises	—	8
Excess tax benefits from stock-based compensation arrangements	—	(9)
Changes in operating assets and liabilities:
Accounts receivable, net	4,752	(4,571)
Other receivables	10,200	511
Inventory	163	(7,784)
Prepaid expenses and other assets	(3,083)	(213)
Accounts payable	(6,520)	20,084
Accrued expenses and other liabilities	902	(282)
Income tax payable, net	413	(524)

Net cash provided by operating activities	15,676	13,015

Cash flows from investing activities:
Purchases of property, plant and equipment	(3,166)	(2,442)
Proceeds from sales and maturities of available-for-sale investments	60,586	58,075
Purchases of available-for-sale investments	(52,053)	(44,584)

Net cash provided by investing activities	5,367	11,049

Cash flows from financing activities:
Proceeds from stock option exercises	247	280
Purchases of treasury stock	(11,003)	(3,035)
Dividend payments	(4,453)	(4,811)
Excess tax benefits from stock-based compensation arrangements	—	9

Net cash used in financing activities	(15,209)	(7,557)

Net increase in cash and cash equivalents	5,834	16,507
Effect of exchange rate changes	1,225	(2,937)
Cash and cash equivalents, beginning of period	84,550	73,439

Cash and cash equivalents, end of period	$91,609	$87,009

Supplemental disclosure of non-cash investing activities:
Purchases of property, plant and equipment included in accounts payable	$485	$784

See notes to consolidated financial statements

ADTRAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share amounts)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements of ADTRAN®, Inc. and its subsidiaries (ADTRAN) have been prepared pursuant to the rules and regulations for reporting on Quarterly Reports on Form 10-Q. Accordingly, certain information and notes required by generally accepted accounting principles for complete financial statements are not included herein. The December 31, 2015 Consolidated Balance Sheet is derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

In the opinion of management, all adjustments necessary to fairly state these interim statements have been recorded and are of a normal and recurring nature. The results of operations for an interim period are not necessarily indicative of the results for the full year. The interim statements should be read in conjunction with the financial statements and notes thereto included in ADTRAN’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 24, 2016 with the SEC.

Out of Period Adjustment

In connection with the preparation of our Condensed Consolidated Financial Statements, we recorded corrections of certain out of period, immaterial misstatements that occurred in prior periods, the most significant of which resulted in an increase in Other Expense of $1.3 million in the first quarter of 2015. The aggregate impact of the corrections was a $0.8 million reduction to pre-tax income for the three months ended March 31, 2015 and was not material to the prior year quarterly or annual results.

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU 2016-02). ASU 2016-02 requires an entity to recognize lease assets and lease liabilities on the balance sheet and to disclose key information about the entity’s leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. A modified retrospective approach is required. We are currently evaluating the impact that the adoption of ASU 2016-02 will have on our financial position, results of operations and cash flows.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). ASU 2016-09 simplifies several aspects of accounting for share-based compensation arrangements, including income tax effects, the classification of tax-related cash flows on the statement of cash flows, and accounting for forfeitures. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those years. Early adoption is permitted. We are currently evaluating the impact that the adoption of ASU 2016-09 will have on our financial position, results of operations and cash flows.

During the first quarter of 2016, we adopted the following accounting standards, which had no material effect on our financial position, results of operations or cash flows:

In April 2015, the FASB issued Accounting Standards Update No. 2015-05, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (ASU 2015-05), which provides guidance on accounting for fees paid by a customer in a cloud computing arrangement. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. The amendments may be applied either prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. We adopted ASU 2015-05 during the first quarter of 2016 and will apply the new standard prospectively. The adoption of ASU 2015-05 did not have a material impact on our financial position, results of operations and cash flows.

2. INCOME TAXES

Our effective tax rate decreased from 39.8% in the three months ended March 31, 2015 to 37.9% in the three months ended March 31, 2016. The decrease in the effective tax rate between the two periods is primarily attributable to the research and development tax credit being made permanent.

3. PENSION BENEFIT PLAN

We maintain a defined benefit pension plan covering employees in certain foreign countries.

The following table summarizes the components of net periodic pension cost for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(In thousands)	2016	2015
Service cost	$297	$340
Interest cost	176	159
Expected return on plan assets	(259)	(261)
Amortization of actuarial losses	43	105

Net periodic pension cost	$257	$343

4. STOCK-BASED COMPENSATION

The following table summarizes the stock-based compensation expense related to stock options, restricted stock units (RSUs) and restricted stock for the three months ended March 31, 2016 and 2015, which was recognized as follows:

	Three Months Ended March 31,
(In thousands)	2016	2015

Stock-based compensation expense included in cost of sales	$99	$90

Selling, general and administrative expense	769	691
Research and development expense	690	858

Stock-based compensation expense included in operating expenses	1,459	1,549

Total stock-based compensation expense	1,558	1,639
Tax benefit for expense associated with non-qualified options	(212)	(180)

Total stock-based compensation expense, net of tax	$1,346	$1,459

The fair value of our stock options is estimated using the Black-Scholes model. The determination of the fair value of stock options on the date of grant using the Black-Scholes model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables that may have a significant impact on the fair value estimate.

There were no options granted during the three months ended March 31, 2016. The weighted-average assumptions and value of options granted during the three months ended March 31, 2015 were as follows:

Three Months
Ended
March 31,
2015
Expected volatility	38.75%
Risk-free interest rate	1.46%
Expected dividend yield	1.60%
Expected life (in years)	6.47
Weighted-average estimated value	$7.63

The fair value of our RSUs is calculated using a Monte Carlo Simulation valuation method. No RSUs were granted or vested during the three months ended March 31, 2016 and 2015. Twelve thousand RSUs were forfeited during the three months ended March 31, 2015.

The fair value of restricted stock is equal to the closing price of our stock on the date of grant. No restricted stock vested or was forfeited during the three months ended March 31, 2016 and 2015. Two thousand shares of restricted stock were granted during the three months ended March 31, 2016.

Stock-based compensation expense recognized in our Consolidated Statements of Income for the three months ended March 31, 2016 and 2015 is based on options, RSUs and restricted stock ultimately expected to vest, and has been reduced for estimated forfeitures. Estimated forfeitures for stock options are based upon historical experience and approximate 3.7% annually. We estimated a 0% forfeiture rate for our RSUs and restricted stock due to the limited number of recipients and historical experience for these awards.

As of March 31, 2016, total compensation expense related to non-vested stock options, RSUs and restricted stock not yet recognized was approximately $13.2 million, which is expected to be recognized over an average remaining recognition period of 2.53 years.

The following table is a summary of our stock options outstanding as of December 31, 2015 and March 31, 2016 and the changes that occurred during the three months ended March 31, 2016:

(In thousands, except per share amounts)	Number of Options	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life In Years	Aggregate Intrinsic Value
Options outstanding, December 31, 2015	7,108	$21.97	6.42	$3,284
Options granted	—	$—
Options exercised	(15)	$16.65
Options forfeited	(23)	$17.84
Options expired	(26)	$24.40

Options outstanding, March 31, 2016	7,044	$22.00	6.18	$11,580

Options vested and expected to vest, March 31, 2016	6,910	$22.10	6.12	$11,095

Options exercisable, March 31, 2016	4,466	$24.33	4.69	$4,191

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (the difference between the closing price of our stock on the last trading day of the quarter and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2016. The aggregate intrinsic value will change based on the fair market value of our stock.

The total pre-tax intrinsic value of options exercised during the three months ended March 31, 2016 was $36 thousand.

5. INVESTMENTS

At March 31, 2016, we held the following securities and investments, recorded at either fair value or cost.

(In thousands)	Amortized Cost	Gross Unrealized		Carrying Value
		Gains	Losses

Deferred compensation plan assets	$11,440	$1,634	$(70)	$13,004
Corporate bonds	61,154	89	(386)	60,857
Municipal fixed-rate bonds	15,659	54	(1)	15,712
Asset-backed bonds	20,540	28	(8)	20,560
Mortgage/Agency-backed bonds	14,959	19	(82)	14,896
Government bonds	33,205	216	(2)	33,419
Variable Rate Demand Notes	2,235	—	—	2,235
Marketable equity securities	31,798	2,886	(1,647)	33,037

Available-for-sale securities held at fair value	$190,990	$4,926	$(2,196)	$193,720

Restricted investment held at cost				30,000
Other investments held at cost				1,266

Total carrying value of available-for-sale investments				$224,986

At December 31, 2015, we held the following securities and investments, recorded at either fair value or cost.

(In thousands)	Amortized Cost	Gross Unrealized		Carrying Value
		Gains	Losses

Deferred compensation plan assets	$11,325	$1,575	$(66)	$12,834
Corporate bonds	58,328	20	(734)	57,614
Municipal fixed-rate bonds	26,414	28	(18)	26,424
Asset-backed bonds	19,281	2	(44)	19,239
Mortgage/Agency-backed bonds	15,463	1	(91)	15,373
Government bonds	35,646	—	(248)	35,398
Marketable equity securities	31,643	4,301	(1,693)	34,251

Available-for-sale securities held at fair value	$198,100	$5,927	$(2,894)	$201,133

Restricted investment held at cost				30,000
Other investments held at cost				1,289

Total carrying value of available-for-sale investments				$232,422

As of March 31, 2016, our corporate bonds, municipal fixed-rate bonds, asset-backed bonds, mortgage/agency-backed bonds, and government bonds had the following contractual maturities:

(In thousands)	Corporate bonds	Municipal fixed-rate bonds	Asset- backed bonds	Mortgage / Agency- backed bonds	Government bonds
Less than one year	$17,668	$7,147	$—	$1,000	$1,253
One to two years	29,883	5,566	190	1,300	4,751
Two to three years	12,490	1,373	8,158	1,774	17,992
Three to five years	816	226	9,496	—	9,423
Five to ten years	—	—	2,540	1,180	—
More than ten years	—	1,400	176	9,642	—

Total	$60,857	$15,712	$20,560	$14,896	$33,419

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Our investment policy provides limitations for issuer concentration, which limits, at the time of purchase, the concentration in any one issuer to 5% of the market value of our total investment portfolio.

At March 31, 2016, we held a $30.0 million restricted certificate of deposit, which is carried at cost. This investment serves as a collateral deposit against the principal amount outstanding under loans made to ADTRAN pursuant to an Alabama State Industrial Development Authority revenue bond (the Bond). At March 31, 2016, the estimated fair value of the Bond using a level 2 valuation technique was approximately $29.1 million, based on a debt security with a comparable interest rate and maturity and a Standard and Poor’s credit rating of AAA. For more information on the Bond, see “Debt” under “Liquidity and Capital Resources” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 2 of Part I of this report.

We review our investment portfolio for potential “other-than-temporary” declines in value on an individual investment basis. We assess, on a quarterly basis, significant declines in value which may be considered other-than-temporary and, if necessary, recognize and record the appropriate charge to write-down the carrying value of such investments. In making this assessment, we take into consideration qualitative and quantitative information, including but not limited to the following: the magnitude and duration of historical declines in market prices, credit rating activity, assessments of liquidity, public filings, and statements made by the issuer. We generally begin our identification of potential other-than-temporary impairments by reviewing any security with a fair value that has declined from its original or adjusted cost basis by 25% or more for six or more consecutive months. We then evaluate the individual security based on the previously identified factors to determine the amount of the write-down, if any. For the three months ended March 31, 2016 and 2015, other-than-temporary impairment charges were not significant.

Realized gains and losses on sales of securities are computed under the specific identification method. The following table presents gross realized gains and losses related to our investments.

	Three Months Ended
	March 31,
(In thousands)	2016	2015
Gross realized gains	$2,364	$3,145
Gross realized losses	$(636)	$(30)

As of March 31, 2016 and 2015, gross unrealized losses related to individual securities in a continuous loss position for 12 months or longer were not significant.

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

	Fair Value Measurements at March 31, 2016 Using
(In thousands)	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$2,110	$2,110	$—	$—
Commercial Paper	26,442	—	26,442	—

Cash equivalents	28,552	2,110	26,442	—

Available-for-sale securities
Deferred compensation plan assets	13,004	13,004	—	—
Available-for-sale debt securities
Corporate bonds	60,857	—	60,857	—
Municipal fixed-rate bonds	15,712	—	15,712	—
Asset-backed bonds	20,560	—	20,560	—
Mortgage/Agency-backed bonds	14,896	—	14,896	—
Government bonds	33,419	33,419	—	—
Variable Rate Demand Notes	2,235	—	2,235	—
Available-for-sale marketable equity securities
Marketable equity securities – technology industry	4,709	4,709	—	—
Marketable equity securities – other	28,328	28,328	—	—

Available-for-sale securities	193,720	79,460	114,260	—

Total	$222,272	$81,570	$140,702	$—

	Fair Value Measurements at December 31, 2015 Using
(In thousands)	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$1,271	$1,271	$—	$—
Commercial Paper	11,696	—	11,696	—

Cash equivalents	12,967	1,271	11,696	—
Available-for-sale securities
Deferred compensation plan assets	12,834	12,834	—	—

Available-for-sale debt securities
Corporate bonds	57,614	—	57,614	—
Municipal fixed-rate bonds	26,424	—	26,424	—
Asset-backed bonds	19,239	—	19,239	—
Mortgage/Agency-backed bonds	15,373	—	15,373	—
Government bonds	35,398	35,398	—	—
Available-for-sale marketable equity securities
Marketable equity securities – technology industry	5,384	5,384	—	—
Marketable equity securities – other	28,867	28,867	—	—

Available-for-sale securities	201,133	82,483	118,650	—

Total	$214,100	$83,754	$130,346	$—

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

As of March 31, 2016, we had forward contracts outstanding with notional amounts totaling €1.8 million ($2.0 million), which mature in the second quarter of 2016.

The fair values of our derivative instruments recorded in the Consolidated Balance Sheet as of March 31, 2016 and December 31, 2015 were as follows:

(In thousands)	Balance Sheet Location	March 31, 2016	December 31, 2015
Derivatives Not Designated as Hedging Instruments (Level 2):
Foreign exchange contracts – liability derivatives	Accounts payable	$(48)	$—

The change in the fair values of our derivative instruments recorded in the Consolidated Statements of Income during the three months ended March 31, 2016 and 2015 were as follows:

		Three Months Ended
	Income Statement Location	March 31,
(In thousands)		2016	2015
Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	Other income (expense)	$(47)	$1,476

7. INVENTORY

At March 31, 2016 and December 31, 2015, inventory consisted of the following:

	March 31,	December 31,
(In thousands)	2016	2015
Raw materials	$35,879	$34,223
Work in process	2,829	2,893
Finished goods	53,399	54,417

Total	$92,107	$91,533

We establish reserves for estimated excess, obsolete, or unmarketable inventory equal to the difference between the cost of the inventory and the estimated fair value of the inventory based upon assumptions about future demand and market conditions. At March 31, 2016 and December 31, 2015, raw materials reserves totaled $18.5 million and $17.5 million, respectively, and finished goods inventory reserves totaled $9.0 million and $9.2 million, respectively.

8. GOODWILL AND INTANGIBLE ASSETS

Goodwill, all of which relates to our acquisition of Bluesocket, Inc., was $3.5 million at March 31, 2016 and December 31, 2015, and was previously recorded in our Enterprise Networks reportable segment. As a result of our new reporting structure, which is discussed further in Note 11, we reallocated goodwill from our Enterprise Networks reportable segment to our two, new reportable segments – Network Solutions and Services & Support. As a result, goodwill of $3.1 million and $0.4 million was reallocated to our Network Solutions and Services & Support reportable segments, respectively.

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

The following table presents our intangible assets as of March 31, 2016 and December 31, 2015:

(In thousands)	March 31, 2016			December 31, 2015
	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Customer relationships	$6,031	$(2,856)	$3,175	$5,828	$(2,627)	$3,201
Developed technology	5,840	(4,618)	1,222	5,720	(4,329)	1,391
Intellectual property	2,340	(1,937)	403	2,340	(1,854)	486
Trade names	270	(270)	—	270	(265)	5

Total	$14,481	$(9,681)	$4,800	$14,158	$(9,075)	$5,083

Amortization expense, all of which relates to business acquisitions, was $0.4 million and $0.5 million for the three months ended March 31, 2016 and 2015, respectively.

As of March 31, 2016, the estimated future amortization expense of our intangible assets is as follows:

(In thousands)	Amount
Remainder of 2016	$1,257
2017	1,175
2018	710
2019	316
2020	292
Thereafter	1,050

Total	$4,800

9. STOCKHOLDERS’ EQUITY

A summary of the changes in stockholders’ equity for the three months ended March 31, 2016 is as follows:

(In thousands)	Stockholders’ Equity
Balance, December 31, 2015	$480,160
Net income	5,014
Dividend payments	(4,453)
Dividends accrued for unvested restricted stock units	(20)
Net unrealized losses on available-for-sale securities (net of tax)	(255)
Defined benefit plan adjustments	45
Foreign currency translation adjustment	1,228
Proceeds from stock option exercises	247
Purchase of treasury stock	(11,003)
Income tax effect of stock compensation arrangements	(132)
Stock-based compensation expense	1,558

Balance, March 31, 2016	$472,389

Stock Repurchase Program

Since 1997, our Board of Directors has approved multiple share repurchase programs that have authorized open market repurchase transactions of up to 50.0 million shares of our common stock, which will be implemented through open market or private purchases from time to time as conditions warrant. During the three months ended March 31, 2016, we repurchased 0.6 million shares of our common stock at an average price of $18.38 per share. As of March 31, 2016, we have the authority to purchase an additional 5.2 million shares of our common stock under the current plans approved by the Board of Directors.

Stock Option Exercises

We issued 15 thousand shares of treasury stock during the three months ended March 31, 2016 to accommodate employee stock option exercises. The stock options had exercise prices ranging from $15.29 to $18.97. We received proceeds totaling $0.2 million from the exercise of these stock options during the three months ended March 31, 2016.

Dividend Payments

During the three months ended March 31, 2016, we paid cash dividends as follows (in thousands except per share amounts):

Record Date	Payment Date	Per Share Amount	Total Dividend Paid

February 4, 2016	February 18, 2016	$0.09	$4,453

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

The following tables present changes in accumulated other comprehensive income, net of tax, by component for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31, 2016
(In thousands)	Unrealized Gains (Losses) on Available- for-Sale Securities	Defined Benefit Plan Adjustments	Foreign Currency Adjustments	Total
Beginning balance	$1,932	$(3,895)	$(7,006)	$(8,969)
Other comprehensive income (loss) before reclassifications	759	—	1,228	1,987
Amounts reclassified from accumulated other comprehensive income	(1,013)	44	—	(969)

Net current period other comprehensive income (loss)	(254)	44	1,228	1,018

Ending balance	$1,678	$(3,851)	$(5,778)	$(7,951)

	Three Months Ended March 31, 2015
(In thousands)	Unrealized Gains (Losses) on Available- for-Sale Securities	Defined Benefit Plan Adjustments	Foreign Currency Adjustments	Total
Beginning balance	$8,964	$(5,757)	$(3,282)	$(75)
Other comprehensive income (loss) before reclassifications	1,360	—	(3,318)	(1,958)
Amounts reclassified from accumulated other comprehensive income	(1,863)	68	—	(1,795)

Net current period other comprehensive income (loss)	(503)	68	(3,318)	(3,753)

Ending balance	$8,461	$(5,689)	$(6,600)	$(3,828)

The following tables present the details of reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2016 and 2015:

(In thousands)	Three Months Ended March 31, 2016
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income Is Presented
Unrealized gains (losses) on available-for-sale securities:
Net realized gain on sales of securities	$1,761	Net realized investment gain
Impairment expense	(100)	Net realized investment gain
Defined benefit plan adjustments – actuarial losses	(64)	(1)

Total reclassifications for the period, before tax	1,597
Tax (expense) benefit	(628)

Total reclassifications for the period, net of tax	$969

(1)	Included in the computation of net periodic pension cost. See Note 3 of Notes to Consolidated Financial Statements.

(In thousands)	Three Months Ended March 31, 2015
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income Is Presented
Unrealized gains (losses) on available-for-sale securities:
Net realized gain on sales of securities	$3,076	Net realized investment gain
Impairment expense	(22)	Net realized investment gain
Defined benefit plan adjustments – actuarial losses	(98)	(1)

Total reclassifications for the period, before tax	2,956
Tax (expense) benefit	(1,161)

Total reclassifications for the period, net of tax	$1,795

(1)	Included in the computation of net periodic pension cost. See Note 3 of Notes to Consolidated Financial Statements.

The following table presents the tax effects related to the change in each component of other comprehensive income for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Unrealized gains (losses) on available-for-sale securities	$1,244	$(485)	$759	$2,230	$(870)	$1,360
Reclassification adjustment for amounts related to available-for-sale investments included in net income	(1,661)	648	(1,013)	(3,054)	1,191	(1,863)
Reclassification adjustment for amounts related to defined benefit plan adjustments included in net income	64	(20)	44	98	(30)	68
Foreign currency translation adjustment	1,228	—	1,228	(3,318)	—	(3,318)

Total Other Comprehensive Income (Loss)	$875	$143	$1,018	$(4,044)	$291	$(3,753)

10. EARNINGS PER SHARE

A summary of the calculation of basic and diluted earnings per share for the three months ended March 31, 2016 and 2015 is as follows:

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2016	2015
Numerator
Net income	$5,014	$3,317

Denominator
Weighted average number of shares – basic	49,220	53,399
Effect of dilutive securities
Stock options	120	220
Restricted stock and restricted stock units	49	15

Weighted average number of shares – diluted	49,389	53,634

Net income per share – basic	$0.10	$0.06
Net income per share – diluted	$0.10	$0.06

Anti-dilutive options to purchase common stock outstanding were excluded from the above calculations. Anti-dilutive options totaled 5.9 million and 5.6 million for the three months ended March 31, 2016 and 2015, respectively.

11. SEGMENT INFORMATION

In 2015, we began a realignment of our organizational structure to better match our market opportunities, technological development initiatives, and improve efficiencies. During the first quarter of 2016, our chief operating decision maker requested changes in the information that he regularly reviews for purposes of allocating resources and assessing performance. As a result, beginning with the quarter ended March 31, 2016, we began reporting our financial performance based on two, new reportable segments – Network Solutions and Services & Support. Network Solutions includes hardware products and next-generation virtualized solutions used in service provider or business networks, as well as prior-generation products. Services & Support includes our suite of ProCloud® managed services, network installation, engineering and maintenance services, and fee-based technical support and equipment repair/replacement plans.

We evaluate the performance of our new segments based on gross profit; therefore, selling, general and administrative expenses, research and development expenses, interest and dividend income, interest expense, net realized investment gain/loss, other income/expense and provision for taxes are reported on a company-wide, functional basis only. Historical financial information by reportable segment and category, as discussed below, has been recast to conform to our new reporting structure. There are no inter-segment revenues.

The following table presents information about the reported sales and gross profit of our reportable segments for the three months ended March 31, 2016 and 2015. We do not produce asset information by reportable segment; therefore, it is not reported.

	Three Months Ended
	March 31, 2016		March 31, 2015
(In thousands)	Sales	Gross Profit	Sales	Gross Profit
Network Solutions	$123,883	$59,810	$129,505	$57,945
Services & Support	18,321	5,984	13,330	7,618

Total	$142,204	$65,794	$142,835	$65,563

Sales by Category

In addition to our new reporting segments, we will also report revenue for the following three categories – Access & Aggregation, Customer Devices, and Traditional & Other Products.

Access & Aggregation generally includes software and hardware based products and services that communication service providers (CSPs) use to aggregate and/or originate network access technologies. The portfolio of ADTRAN solutions within this category includes a wide array of modular or fixed physical form factors designed to deliver the best technology and economic fit for our customers based on the target subscriber density and environmental conditions.

The Access & Aggregation category includes product and service families such as:

•	Total Access® 5000 Series Fiber to the Premises (FTTP) and Fiber to the Node (FTTN) Multi-Service Access Nodes (MSAN)

•	hiX 5600 Series fiber aggregation and Fiber to the Node (FTTN) Multi-Service Access Nodes (MSAN)

•	Fiber to the Distribution Point (FTTdp) Optical Network Units (ONU)

•	Optical Line Terminals (OLT)

•	Optical Networking Edge (ONE) aggregation

•	Distribution Point Units (DPUs)

•	IP Digital Subscriber Line Access Multiplexers (DSLAMs)

•	Cabinet and Outside-Plant (OSP) enclosures and services

•	Network Management and Cloud based software platforms and applications

•	Pluggable optical transceivers (i.e., SFP, SFP+, XFP, QSFP), cables and other miscellaneous materials

•	Other products and services that are generally applicable to Access & Aggregation

Customer Devices generally includes the products and services that provide end users access to the CSP network. The Customer Devices portfolio includes a comprehensive array of service provider and enterprise hardware and software products and services.

The Customer Devices category includes products and services such as:

•	Broadband customer premise solutions, including Passive Optical Network (PON) and point-to-point Ethernet Optical Network Terminals (ONTs)

•	Residential and business gateways

•	Wi-Fi access points and associated powering and switching infrastructure

•	enterprise Session Border Controllers (eSBC)

•	Branch office and access routers

•	Carrier Ethernet services termination devices

•	VoIP media gateways

•	ProServices®

•	Planning, engineering, program management, maintenance, installation and commissioning services to implement the customer devices solutions into consumer, small business and enterprise locations

•	Other products and services that are generally applicable to customer devices

Traditional & Other Products generally includes a mix of prior generation technologies’ products and services, as well as other products and services that do not fit within the Access & Aggregation or Customer Devices categories.

The Traditional & Other Products category includes products and services such as:

•	Time Division Multiplexed (TDM) and Asynchronous Transfer Mode (ATM) based aggregation systems and customer devices

•	HDSL, ADSL and other mature technologies used to deliver business and residential services over the CSP access and customer networks

•	Other products and services that do not fit within the Access & Aggregation and Customer Devices categories

The table below presents sales information by category for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,
(In thousands)	2016	2015
Access & Aggregation	$93,855	$92,851
Customer Devices	32,353	31,704
Traditional & Other Products	15,996	18,280

Total	$142,204	$142,835

12. LIABILITY FOR WARRANTY RETURNS

Our products generally include warranties of 90 days to ten years for product defects. We accrue for warranty returns at the time revenue is recognized based on our estimate of the cost to repair or replace the defective products. We engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers. Our products continue to become more complex in both size and functionality as many of our product offerings migrate from line card applications to total systems. The increasing complexity of our products will cause warranty incidences, when they arise, to be more costly. Our estimates regarding future warranty obligations may change due to product failure rates, material usage, and other rework costs incurred in correcting a product failure. In addition, from time to time, specific warranty accruals may be recorded if unforeseen problems arise. Should our actual experience relative to these factors be worse than our estimates, we will be required to record additional warranty expense. Alternatively, if we provide for more reserves than we require, we will reverse a portion of such provisions in future periods. The liability for warranty obligations totaled $9.0 million and $8.7 million at March 31, 2016 and December 31, 2015, respectively. These liabilities are included in accrued expenses in the accompanying Consolidated Balance Sheets.

A summary of warranty expense and write-off activity for the three months ended March 31, 2016 and 2015 is as follows:

	Three Months Ended
	March 31,
(In thousands)	2016	2015
Balance at beginning of period	$8,739	$8,415
Plus: Amounts charged to cost and expenses	898	461
Less: Deductions	(595)	(192)

Balance at end of period	$9,042	$8,684

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

We have committed to invest up to an aggregate of $7.9 million in two private equity funds, and we have contributed $8.4 million as of March 31, 2016, of which $7.7 million has been applied to these commitments.

14. SUBSEQUENT EVENTS

On April 12, 2016, we announced that our Board of Directors declared a quarterly cash dividend of $0.09 per common share to be paid to stockholders of record at the close of business on April 28, 2016. The payment date will be May 12, 2016. The quarterly dividend payment will be approximately $4.4 million. In July 2003, our Board of Directors elected to begin declaring quarterly dividends on our common stock considering the tax treatment of dividends and adequate levels of Company liquidity.

During the second quarter and as of May 4, 2016, we have repurchased 30 thousand shares of our common stock through open market purchases at an average cost of $18.64 per share. We currently have the authority to purchase an additional 5.2 million shares of our common stock under the current plan approved by the Board of Directors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes that appear elsewhere in this document.

OVERVIEW

ADTRAN, Inc. is a leading global provider of networking and communications equipment. Our solutions enable voice, data, video and Internet communications across a variety of network infrastructures. These solutions are deployed by many of the United States’ and the world’s largest service providers, distributed enterprises and small and medium-sized businesses, public and private enterprises, and millions of individual users worldwide.

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

We report revenue for the following three categories – Access & Aggregation, Customer Devices, and Traditional & Other Products.

Access & Aggregation generally includes software and hardware based products and services that communication service providers (CSPs) use to aggregate and/or originate network access technologies. The portfolio of ADTRAN solutions within this category includes a wide array of modular or fixed physical form factors designed to deliver the best technology and economic fit for our customers based on the target subscriber density and environmental conditions.

The Access & Aggregation category includes product and service families such as:

•	Total Access® 5000 Series Fiber to the Premises (FTTP) and Fiber to the Node (FTTN) Multi-Service Access Nodes (MSAN)

•	hiX 5600 Series fiber aggregation and Fiber to the Node (FTTN) Multi-Service Access Nodes (MSAN)

•	Fiber to the Distribution Point (FTTdp) Optical Network Units (ONU)

•	Optical Line Terminals (OLT)

•	Optical Networking Edge (ONE) aggregation

•	Distribution Point Units (DPUs)

•	IP Digital Subscriber Line Access Multiplexers (DSLAMs)

•	Cabinet and Outside-Plant (OSP) enclosures and services

•	Network Management and Cloud based software platforms and applications

•	Pluggable optical transceivers (i.e., SFP, SFP+, XFP, QSFP), cables and other miscellaneous materials

•	Other products and services that are generally applicable to Access & Aggregation

Customer Devices generally includes the products and services that provide end users access to the CSP network. The Customer Devices portfolio includes a comprehensive array of service provider and enterprise hardware and software products and services.

The Customer Devices category includes products and services such as:

•	Broadband customer premise solutions, including Passive Optical Network (PON) and point-to-point Ethernet Optical Network Terminals (ONTs)

•	Residential and business gateways

•	Wi-Fi access points and associated powering and switching infrastructure

•	enterprise Session Border Controllers (eSBC)

•	Branch office and access routers

•	Carrier Ethernet services termination devices

•	VoIP media gateways

•	ProServices

•	Planning, engineering, program management, maintenance, installation and commissioning services to implement the customer devices solutions into consumer, small business and enterprise locations

•	Other products and services that are generally applicable to customer devices

Traditional & Other Products generally includes a mix of prior generation technologies’ products and services, as well as other products and services that do not fit within the Access & Aggregation or Customer Devices categories.

The Traditional & Other Products category includes products and services such as:

•	Time Division Multiplexed (TDM) and Asynchronous Transfer Mode (ATM) based aggregation systems and customer devices

•	HDSL, ADSL and other mature technologies used to deliver business and residential services over the CSP access and customer networks

•	Other products and services that do not fit within the Access & Aggregation and Customer Devices categories

See Note 11 of Notes to Consolidated Financial Statements in this report for further information regarding these product categories.

Sales were $142.2 million for the three months ended March 31, 2016, compared to $142.8 million for the three months ended March 31, 2015. Our gross margin increased to 46.3% for the three months ended March 31, 2016 from 45.9% for the months ended March 31, 2015. Our operating income margin increased to 3.9% for the three months ended March 31, 2016 from 1.4% for the three months ended March 31, 2015. Net income was $5.0 million for the three months ended March 31, 2016, compared to $3.3 million for the three months ended March 31, 2015. Our effective tax rate decreased to 37.9% for the three months ended March 31, 2016 from 39.8% for the three months ended March 31, 2015. Earnings per share, assuming dilution, were $0.10 for the three months ended March 31, 2016 compared to $0.06 for the three months ended March 31, 2015.

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

Accordingly, our historical financial performance is not necessarily a meaningful indicator of future results, and, in general, management expects that our financial results may vary from period to period. A list of factors that could materially affect our business, financial condition or operating results is included under “Factors That Could Affect Our Future Results” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 2 of Part I of this report. These factors have also been discussed in more detail in Item 1A of Part I in our most recent Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 24, 2016 with the SEC.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our critical accounting policies and estimates have not changed significantly from those detailed in our most recent Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 24, 2016 with the SEC.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition, which is incorporated herein by reference.

RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH 31, 2016 COMPARED TO THREE MONTHS ENDED MARCH 31, 2015

SALES

Our sales decreased 0.4% from $142.8 million in the three months ended March 31, 2015 to $142.2 million in the three months ended March 31, 2016. The decrease in sales for the three months ended March 31, 2016 is primarily attributable to a $2.3 million decrease in sales of our Traditional & Other products, partially offset by a $1.0 million increase in sales of our Access & Aggregation products and a $0.6 million increase in sales of our Customer Devices products.

Network Solutions sales decreased 4.3% from $129.5 million in the three months ended March 31, 2015 to $123.9 million in the three months ended March 31, 2016. The decrease in sales for the three months ended March 31, 2016 is primarily attributable to a decrease in sales of Access and Aggregation products and Traditional & Other products, partially offset by an increase in Customer Devices products. The decrease in sales of our Access and Aggregation products is primarily attributable to a decrease in hiX product sales, partially offset by an increase in Total Access 5000 product sales. The decrease in sales of Traditional and Other products has been expected as customers continue to upgrade their networks to deliver higher bandwidth services by migrating to newer technologies, including products from our Access and Aggregation and Customer Devices product lines. While we expect that revenues from Traditional and Other products will continue to decline over time, these revenues may fluctuate and continue for years because of the time required for our customers to transition to newer technologies. The increase in sales of our Customer Devices products is primarily attributable to increased sales of our FTTP ONT products.

Services & Support sales increased 37.4% from $13.3 million in the three months ended March 31, 2015 to $18.3 million in the three months ended March 31, 2016. The increase in sales for the three months ended March 31, 2016 is primarily attributable to an increase in network installation services for access and aggregation products.

International sales, which are included in the Network Solutions and Services & Support amounts discussed above, decreased 56.4% from $59.4 million in the three months ended March 31, 2015 to $25.9 million in the three months ended March 31, 2016. International sales, as a percentage of total sales, decreased from 41.6% for the three months ended March 31, 2015 to 18.2% for the three months ended March 31, 2016. The decrease in international sales for the three months ended March 31, 2016 is primarily attributable to the return to more seasonally normal buying patterns in Europe and also, relating to the decrease in international sales as a percentage of revenue, growing momentum in the U.S. broadband market.

COST OF SALES

As a percentage of sales, cost of sales decreased from 54.1% in the three months ended March 31, 2015 to 53.7% in the three months ended March 31, 2016. The decrease for the three months ended March 31, 2016 is primarily attributable to regional revenue and product and services mix shifts.

Network Solutions cost of sales, as a percent of that segment’s sales, decreased from 55.3% in the three months ended March 31, 2015 to 51.7% in the three months ended March 31, 2016. The decrease for the three months ended March 31, 2016 is primarily attributable to regional revenue shift and customer and product mix.

Services & Support cost of sales, as a percent of that segment’s sales, increased from 42.9% in the three months ended March 31, 2015 to 67.3% in the three months ended March 31, 2016. The increase for the three months ended March 31, 2016 is primarily attributable to a shift to more network installation services in the three months ended March 31, 2016, which have higher costs, versus a greater mix of maintenance and support services in the prior year.

An important part of our strategy is to reduce the product cost of each succeeding product generation and then to lower the product’s price based on the cost savings achieved. This may cause variations in our gross profit percentage due to timing differences between the recognition of cost reductions and the lowering of product selling prices.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased 0.9% from $31.1 million in the three months ended March 31, 2015 to $30.8 million in the three months ended March 31, 2016. The decrease in selling, general and administrative expenses for the three months ended March 31, 2016 is primarily attributable to a decrease in travel expense.

As a percentage of sales, selling, general and administrative expenses decreased from 21.7% in the three months ended March 31, 2015 to 21.6% in the three months ended March 31, 2016. Selling, general and administrative expenses as a percentage of sales may fluctuate whenever there is a significant fluctuation in revenues for the periods being compared.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses decreased 9.4% from $32.5 million in the three months ended March 31, 2015 to $29.5 million in the three months ended March 31, 2016. The decrease in research and development expenses for the three months ended March 31, 2016 is primarily attributable to a decrease in compensation expense, partially offset by an increase in contract services. The decrease is compensation expense was primary attributable to the consolidation of engineering resources that occurred in the second quarter of 2015.

As a percentage of sales, research and development expenses decreased from 22.8% in the three months ended March 31, 2015 to 20.7% in the three months ended March 31, 2016. Research and development expenses as a percentage of sales will fluctuate whenever there are incremental product development activities or a significant fluctuation in revenues for the periods being compared.

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

INTEREST AND DIVIDEND INCOME

Interest and dividend income decreased 8.4%, or $0.1 million from the three months ended March 31, 2015 to the three months ended March 31, 2016. The decrease in interest and dividend income for the three months ended March 31, 2016 is primarily attributable to a reduction in investment principal, partially offset by a slight increase in interest rates.

INTEREST EXPENSE

Interest expense, which is primarily related to our taxable revenue bond, remained constant at $0.1 million in the three months ended March 31, 2015 and 2016, as we had no substantial change in our fixed-rate borrowing. See “Liquidity and Capital Resources” below for additional information on our revenue bond.

NET REALIZED INVESTMENT GAIN

Net realized investment gains decreased 44.5% from $3.1 million in the three months ended March 31, 2015 to $1.7 million in the three months ended March 31, 2016. The decrease in realized investment gains for the three months ended March 31, 2016 is primarily attributable to decreased gains from the sale of equity securities. See “Investing Activities” in “Liquidity and Capital Resources” below for additional information.

OTHER INCOME (EXPENSE), NET

Other income (expense), net, comprised primarily of miscellaneous income, gains and losses on foreign currency transactions, investment account management fees, and scrap raw material sales, changed from $0.4 million of expense in the three months ended March 31, 2015 to $0.1 million of income in the three months ended March 31, 2016. The change for the three months ended March 31, 2016 is primarily attributable to reduced losses on foreign currency transactions during the first quarter of 2016.

INCOME TAXES

Our effective tax rate decreased from 39.8% in the three months ended March 31, 2015 to 37.9% in the three months ended March 31, 2016. The decrease in the effective tax rate between the two periods is primarily attributable to the research and development tax credit being made permanent.

NET INCOME

As a result of the above factors, net income increased $1.7 million from $3.3 million in the three months ended March 31, 2015 to $5.0 million in the three months ended March 31, 2016.

As a percentage of sales, net income increased from 2.3% in the three months ended March 31, 2015 to 3.5% in the three months ended March 31, 2016.

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

At March 31, 2016, cash on hand was $91.6 million and short-term investments were $29.3 million, which resulted in available short-term liquidity of $120.9 million. At December 31, 2015, our cash on hand of $84.6 million and short-term investments of $34.4 million resulted in available short-term liquidity of $118.9 million. The increase in short-term liquidity from December 31, 2015 to March 31, 2016 is primarily attributable to shifts among available investment option tenures to provide additional funds for our short-term cash needs.

Operating Activities

Our working capital, which consists of current assets less current liabilities, decreased 2.5% from $238.1 million as of December 31, 2015 to $232.1 million as of March 31, 2016. The decrease in our working capital is primarily attributable to a decrease in other receivables, partially offset by a decrease in accounts payable. The quick ratio, defined as cash, cash equivalents, short-term investments, and net accounts receivable, divided by current liabilities, increased from 2.06 as of December 31, 2015 to 2.13 as of March 31, 2016. The increase in the quick ratio is primarily attributable to a decrease in accounts payable. The current ratio, defined as current assets divided by current liabilities, increased from 3.57 as of December 31, 2015 to 3.62 as of March 31, 2016. The increase in the current ratio is primarily attributable to a decrease in accounts payable, partially offset by a decrease in other receivables.

Net accounts receivable decreased 6.2% from $71.9 million at December 31, 2015 to $67.5 million at March 31, 2016. Our allowance for doubtful accounts was $19 thousand at December 31, 2015 and March 31, 2016. Quarterly accounts receivable days sales outstanding (DSO) decreased from 48 days as of December 31, 2015 to 43 days as of March 31, 2016. The change in net accounts receivable is due to changes in customer mix and the timing of sales and collections during the quarter. Certain international customers can have longer payment terms than U.S. customers. Other receivables decreased from $19.3 million at December 31, 2015 to $9.2 million at March 31, 2016. The decrease in other receivables is primarily attributable to the timing of filing returns and collections of VAT receivables in our international subsidiaries. Other receivables will also fluctuate due to the timing of shipments and collections for materials supplied to our contract manufacturers during the quarter.

Quarterly inventory turnover decreased from 3.3 turns as of December 31, 2015 to 3.2 turns at March 31, 2016. Inventory increased 0.6% from December 31, 2015 to March 31, 2016. We expect inventory levels to fluctuate as we attempt to maintain sufficient inventory in response to services activity and seasonal cycles of our business, ensuring competitive lead times while managing the risk of inventory obsolescence that may occur due to rapidly changing technology and customer demand.

Accounts payable decreased 12.4% from $48.7 million at December 31, 2015 to $42.6 million at March 31, 2016. Accounts payable will fluctuate due to variations in the timing of the receipt of supplies, inventory and services and our subsequent payments for these purchases.

Investing Activities

Capital expenditures totaled approximately $3.2 million and $2.4 million for the three months ended March 31, 2016 and 2015, respectively. These expenditures were primarily used to purchase computer hardware, software, manufacturing and test equipment, and building improvements.

Our combined short-term and long-term investments decreased $7.4 million from $232.4 million at December 31, 2015 to $225.0 million at March 31, 2016. This decrease reflects the impact of our cash needs for capital expenditures, purchases of treasury stock, and shareholder dividends, as well as net realized and unrealized losses and amortization of net premiums on our combined investments, partially offset by additional funds available for investment provided by our operating activities and stock option exercises by our employees.

We invest all available cash not required for immediate use in operations primarily in securities that we believe bear minimal risk of loss. At March 31, 2016 these investments included corporate bonds of $60.9 million, municipal fixed-rate bonds of $15.7 million, asset-backed bonds of $20.6 million, mortgage/agency-backed bonds of $14.9 million, government bonds of $33.4 million, and variable rate demand notes of $2.2 million. At December 31, 2015, these investments included corporate bonds of $57.6 million, municipal fixed-rate bonds of $26.4 million, asset-backed bonds of $19.2 million, mortgage/agency-backed bonds of $15.4 million, and government bonds of $35.4 million. As of March 31, 2016, our corporate bonds, municipal fixed-rate bonds, asset-backed bonds, mortgage/agency-backed bonds, government bonds, and variable rate demand notes were classified as available-for-sale and had a combined duration of 1.07 years with an average credit rating of A+. Because our bond portfolio has a high quality rating and contractual maturities of a short duration, we are able to obtain prices for these bonds derived from observable market inputs, or for similar securities traded in an active market, on a daily basis.

Our long-term investments decreased 1.2% from $198.0 million at December 31, 2015 to $195.7 million at March 31, 2016. Long-term investments at March 31, 2016 and December 31, 2015 included an investment in a certificate of deposit of $30.0 million, which serves as collateral for our revenue bond. See “Debt” below for additional information. We have various equity investments included in long-term investments at a cost of $31.8 million and $31.6 million, and with a fair value of $33.0 million and $34.3 million, at March 31, 2016 and December 31, 2015, respectively.

Long-term investments at March 31, 2016 and December 31, 2015 also included $13.0 million and $12.8 million, respectively, related to our deferred compensation plans, and $1.3 million of other investments carried at cost, consisting of interests in two private equity funds and an investment in a privately held telecommunications equipment manufacturer.

We review our investment portfolio for potential “other-than-temporary” declines in value on an individual investment basis. We assess, on a quarterly basis, significant declines in value which may be considered other-than-temporary and, if necessary, recognize and record the appropriate charge to write-down the carrying value of such investments. In making this assessment, we take into consideration qualitative and quantitative information, including but not limited to the following: the magnitude and duration of historical declines in market prices, credit rating activity, assessments of liquidity, public filings, and statements made by the issuer. We generally begin our identification of potential other-than-temporary impairments by reviewing any security with a fair value that has declined from its original or adjusted cost basis by 25% or more for six or more consecutive months. We then evaluate the individual security based on the previously identified factors to determine the amount of the write-down, if any. For the three months ended March 31, 2016 and 2015, other-than-temporary impairment charges were not significant.

Financing Activities

Dividends

In July 2003, our Board of Directors elected to begin declaring quarterly dividends on our common stock considering the tax treatment of dividends and adequate levels of Company liquidity. During the three months ended March 31, 2016, we paid dividends totaling $4.5 million.

Debt

We have amounts outstanding under loans made pursuant to an Alabama State Industrial Development Authority revenue bond (the Bond) which totaled $28.9 million at March 31, 2016 and December 31, 2015. At March 31, 2016, the estimated fair value of the Bond was approximately $29.1 million, based on a debt security with a comparable interest rate and maturity and a Standard & Poor’s credit rating of AAA. Included in long-term investments are restricted funds in the amount of $30.0 million at March 31, 2016 and December 31, 2015, which is a collateral deposit against the principal amount of the Bond. We have the right to set-off the balance of the Bond with the collateral deposit in order to reduce the balance of the indebtedness. The Bond matures on January 1, 2020, and bears interest at the rate of 2% per annum. In conjunction with this program, we are eligible to receive certain economic incentives from the state of Alabama that reduce the amount of payroll withholdings we are required to remit to the state for those employment positions that qualify under this program. We are required to make payments in the amounts necessary to pay the interest on the amounts currently outstanding. It is our intent to make annual principal payments in addition to the interest amounts that are due. In connection with this decision, $1.0 million of the Bond has been classified as a current liability in accounts payable in the Consolidated Balance Sheet at March 31, 2016.

Stock Repurchase Program

Since 1997, our Board of Directors has approved multiple share repurchase programs that have authorized open market repurchase transactions of up to 50.0 million shares of our common stock, which will be implemented through open market or private purchases from time to time as conditions warrant. During the three months ended March 31, 2016, we repurchased 0.6 million shares of our common stock at an average price of $18.38 per share. As of March 31, 2016, we have the authority to purchase an additional 5.2 million shares of our common stock under the current plans approved by the Board of Directors.

Stock Option Exercises

We issued 15 thousand shares of treasury stock during the three months ended March 31, 2016 to accommodate employee stock option exercises. The stock options had exercise prices ranging from $15.29 to $18.97. We received proceeds totaling $0.2 million from the exercise of these stock options during the three months ended March 31, 2016.

Off-Balance Sheet Arrangements and Contractual Obligations

We do not have off-balance sheet financing arrangements and have not engaged in any related party transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources. During the three months ended March 31, 2016, there have been no material changes in contractual obligations and commercial commitments from those discussed in our most recent Annual Report on Form 10-K for the year ended December 31, 2015 filed on February 24, 2016 with the SEC.

We have committed to invest up to an aggregate of $7.9 million in two private equity funds, and we have contributed $8.4 million as of March 31, 2016, of which $7.7 million has been applied to these commitments.

FACTORS THAT COULD AFFECT OUR FUTURE RESULTS

The following are some of the risks that could affect our financial performance or could cause actual results to differ materially from those expressed or implied in our forward-looking statements:

•	Our operating results may fluctuate in future periods, which may adversely affect our stock price.

•	Our revenue for a particular period can be difficult to predict, and a shortfall in revenue may harm our operating results.

•	General economic conditions may reduce our revenues and harm our operating results.

•	Our exposure to the credit risks of our customers and distributors may make it difficult to collect accounts receivable and could adversely affect our operating results, financial condition and cash flow.

•	We expect gross margins to vary over time, and our levels of product and services gross margins may not be sustainable.

•	We must continue to update and improve our products and develop new products in order to compete and to keep pace with improvements in communications technology.

•	Our products may not continue to comply with evolving regulations governing their sale, which may harm our business.

•	Failure to comply with the U.S. Foreign Corrupt Practices Act and similar laws associated with our global activities could subject us to penalties or other adverse consequences.

•	Our failure or the failure of our contract manufacturers to comply with applicable environmental regulations could adversely impact our results of operations.

•	If our products do not interoperate with our customers’ networks, installations may be delayed or cancelled, which could harm our business.

•	The lengthy sales and approval process required by major and other SPs for new products could result in fluctuations in our revenue.

•	We engage in research and development activities to improve the application of developed technologies, and as a consequence may miss certain market opportunities enjoyed by larger companies with substantially greater research and development efforts who may focus on more leading edge development.

•	We depend heavily on sales to certain customers; the loss of any of these customers would significantly reduce our revenues and net income.

•	Our strategy of outsourcing a portion of our manufacturing requirements to subcontractors located in various international regions may result in us not meeting our cost, quality or performance standards

•	Our dependence on a limited number of suppliers for certain raw materials and key components may prevent us from delivering our products on a timely basis, which could have a material adverse effect on customer relations and operating results.

•	We compete in markets that have become increasingly competitive, which may result in reduced gross profit margins and market share.

•	Our estimates regarding future warranty obligations may change due to product failure rates, installation and shipment volumes, field service repair obligations and other rework costs incurred in correcting product failures. If our estimates change, the liability for warranty obligations may be increased or decreased, impacting future cost of goods sold.

•	Managing our inventory is complex and may include write-downs of excess or obsolete inventory.

•	The continuing growth of our international operations could expose us to additional risks, increase our costs and adversely affect our operating results, financial condition and cash flow.

•	We may be adversely affected by fluctuations in currency exchange rates.

•	Our success depends on our ability to reduce the selling prices of succeeding generations of our products.

•	Breaches in our information systems could cause significant damage to our business and reputation.

•	Our failure to maintain rights to intellectual property used in our business could adversely affect the development, functionality, and commercial value of our products.

•	Software under license from third parties for use in certain of our products may not continue to be available to us on commercially reasonable terms.

•	We may incur liabilities or become subject to litigation that would have a material effect on our business.

•	Consolidation and deterioration in the competitive SP market could result in a significant decrease in our revenue.

•	We depend on distributors who maintain inventories of our products. If the distributors reduce their inventories of these products, our sales could be adversely affected.

•	If we are unable to successfully develop and maintain relationships with system integrators, SPs, and enterprise VARs, our sales may be negatively affected.

•	If we fail to manage our exposure to worldwide financial and securities markets successfully, our operating results and financial statements could be materially impacted.

•	Changes in our effective tax rate or assessments arising from tax audits may have an adverse impact on our results.

•	We are required to periodically evaluate the value of our long-lived assets, including the value of intangibles acquired and goodwill resulting from business acquisitions. Any future impairment charges required may adversely affect our operating results.

•	We may not fully realize the anticipated benefits of our restructuring plans. Our restructuring efforts may adversely affect our business and our operating results.

•	Our success depends on attracting and retaining key personnel.

•	Regulatory and potential physical impacts of climate change and other natural events may affect our customers and our production operations, resulting in adverse effects on our operating results.

•	While we believe our internal control over financial reporting is adequate, a failure to maintain effective internal control over financial reporting as our business expands could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

•	The price of our common stock has been volatile and may continue to fluctuate significantly.

The foregoing list of risks is not exclusive. For a more detailed description of the risk factors associated with our business, see Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 24, 2016 with the SEC.

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

We maintain depository investments with certain financial institutions. Although these depository investments may exceed government insured depository limits, we have evaluated the credit worthiness of these financial institutions, and determined the risk of material financial loss due to exposure of such credit risk to be minimal. As of March 31, 2016, $89.7 million of our cash and cash equivalents, primarily certain domestic money market funds and foreign depository accounts, were in excess of government provided insured depository limits.

As of March 31, 2016, approximately $162.8 million of our cash and investments may be directly affected by changes in interest rates. We have performed a hypothetical sensitivity analysis assuming market interest rates increase or decrease by 50 basis points (bps) for an entire year, while all other variables remain constant. At March 31, 2016, we held $69.4 million of cash and variable-rate investments where a change in interest rates would impact our interest income. A hypothetical 50 bps decline in interest rates as of March 31, 2016 would reduce annualized interest income on our cash and investments by approximately $0.3 million. In addition, we held $93.4 million of fixed-rate bonds whose fair values may be directly affected by a change in interest rates. A hypothetical 50 bps increase in interest rates as of March 31, 2016 would reduce the fair value of our fixed-rate bonds by approximately $0.5 million.

As of March 31, 2015, approximately $247.3 million of our cash and investments was subject to being directly affected by changes in interest rates. We have performed a hypothetical sensitivity analysis assuming market interest rates increase or decrease by 50 bps for the entire year, while all other variables remain constant. A hypothetical 50 bps decline in interest rates as of March 31, 2015 would have reduced annualized interest income on our cash, money market instruments and municipal variable rate demand notes by approximately $0.5 million. In addition, a hypothetical 50 bps increase in interest rates as of March 31, 2015 would have reduced the fair value of our municipal fixed-rate bonds and corporate bonds by approximately $1.1 million.

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

As of March 31, 2016, we had no material contracts, other than accounts receivable, accounts payable, and loans to a subsidiary, denominated in foreign currencies. As of March 31, 2016, we had forward contracts outstanding with notional amounts totaling €1.8 million ($2.0 million), which mature in the second quarter of 2016. The fair value of these forward contracts was a net liability of approximately $48 thousand as of March 31, 2016.

For further information about the fair value of our available-for-sale investments and our derivative and hedging activities as of March 31, 2016, see Notes 5 and 6 of Notes to Consolidated Financial Statements.

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

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

A list of factors that could materially affect our business, financial condition or operating results is included under “Factors That Could Affect Our Future Results” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 2 of Part I of this report. There have been no material changes to the risk factors as disclosed in Item 1A of Part I of our most recent Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 24, 2016 with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth repurchases of our common stock for the months indicated:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2016 – January 31, 2016	106,229	18.21	106,229	5,719,896
February 1, 2016 – February 29, 2016	492,331	18.42	492,331	5,227,565
March 1, 2016 – March 31, 2016	—	—	—	5,227,565

Total	598,560		598,560

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

ADTRAN, Inc.
(Registrant)

Date: May 4, 2016	/s/ Roger D. Shannon
Roger D. Shannon
Senior Vice President of Finance, Chief Financial Officer, Corporate Treasurer and Secretary (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.