Form 10-Q
period 2016-06-30
ADTRAN INC
filed 2016-08-05
CIK 926282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2016

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

Large Accelerated Filer	☒	Accelerated Filer	☐
Non accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:

Class	Outstanding at July22, 2016
Common Stock, $.01 Par Value	48,398,992 Shares

ADTRAN, Inc.

Quarterly Report on Form 10-Q

For the Three and Six Months Ended June 30, 2016

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADTRAN, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	June 30,	December 31,
	2016	2015
ASSETS
Current Assets
Cash and cash equivalents	$70,914	$84,550
Short-term investments	50,867	34,396
Accounts receivable, less allowance for doubtful accounts of $19 at June 30, 2016 and December 31, 2015	89,386	71,917
Other receivables	11,676	19,321
Income tax receivable, net	2,405	-
Inventory, net	86,936	91,533
Prepaid expenses and other current assets	13,563	10,145
Deferred tax assets, net	18,488	18,924
Total Current Assets	344,235	330,786
Property, plant and equipment, net	74,115	73,233
Deferred tax assets, net	19,127	18,091
Goodwill	3,492	3,492
Other assets	9,340	9,276
Long-term investments	186,249	198,026
Total Assets	$636,558	$632,904
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$59,211	$48,668
Unearned revenue	15,982	16,615
Accrued expenses	12,126	12,108
Accrued wages and benefits	15,702	12,857
Income tax payable, net	-	2,395
Total Current Liabilities	103,021	92,643
Non-current unearned revenue	6,437	7,965
Other non-current liabilities	25,476	24,236
Bonds payable	27,900	27,900
Total Liabilities	162,834	152,744
Commitments and contingencies (see Note 13)
Stockholders’ Equity
Common stock, par value $0.01 per share; 200,000 shares authorized; 79,652 shares issued and 48,712 shares outstanding at June 30, 2016 and 79,652 shares issued and 49,558 shares outstanding at December 31, 2015	797	797
Additional paid-in capital	249,851	246,879
Accumulated other comprehensive loss	(8,695)	(8,969)
Retained earnings	912,536	906,772
Less treasury stock at cost: 30,940 and 30,094 shares at June 30, 2016 and December 31, 2015, respectively	(680,765)	(665,319)
Total Stockholders’ Equity	473,724	480,160
Total Liabilities and Stockholders’ Equity	$636,558	$632,904

See notes to consolidated financial statements

ADTRAN, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Sales
Products	$138,549	$144,098	$262,432	$273,603
Services	24,152	16,040	42,473	29,370
Total Sales	162,701	160,138	304,905	302,973
Cost of sales
Products	67,844	84,210	131,917	155,770
Services	15,902	7,682	28,239	13,394
Total Cost of Sales	83,746	91,892	160,156	169,164
Gross Profit	78,955	68,246	144,749	133,809
Selling, general and administrative expenses	32,866	32,123	63,651	63,187
Research and development expenses	31,277	35,479	60,765	68,015
Operating Income	14,812	644	20,333	2,607
Interest and dividend income	927	908	1,782	1,841
Interest expense	(142)	(149)	(287)	(297)
Net realized investment gain	1,110	3,255	2,838	6,370
Other expense, net	(251)	(547)	(132)	(900)
Income before provision for income taxes	16,456	4,111	24,534	9,621
Provision for income taxes	(6,228)	(1,567)	(9,292)	(3,760)
Net Income	$10,228	$2,544	$15,242	$5,861
Weighted average shares outstanding – basic	48,831	51,822	49,026	52,607
Weighted average shares outstanding – diluted	49,048	51,917	49,218	52,742
Earnings per common share – basic	$0.21	$0.05	$0.31	$0.11
Earnings per common share – diluted	$0.21	$0.05	$0.31	$0.11
Dividend per share	$0.09	$0.09	$0.18	$0.18

See notes to consolidated financial statements

ADTRAN, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net Income	$10,228	$2,544	$15,242	$5,861
Other Comprehensive Income (Loss), net of tax:
Net unrealized losses on available-for-sale securities	(165)	(1,783)	(420)	(2,286)
Defined benefit plan adjustments	22	72	67	140
Foreign currency translation	(601)	872	627	(2,446)
Other Comprehensive Income (Loss), net of tax	(744)	(839)	274	(4,592)
Comprehensive Income, net of tax	$9,484	$1,705	$15,516	$1,269

See notes to consolidated financial statements

ADTRAN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$15,242	$5,861
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,689	7,256
Amortization of net premium on available-for-sale investments	376	1,578
Net realized investment gain	(2,838)	(6,370)
Net loss on disposal of property, plant and equipment	5	160
Stock-based compensation expense	3,109	3,114
Deferred income taxes	(354)	(1,743)
Tax benefit from stock option exercises	-	(23)
Excess tax benefits from stock-based compensation arrangements	-	38
Changes in operating assets and liabilities:
Accounts receivable, net	(17,192)	(2,003)
Other receivables	7,876	(119)
Inventory	4,938	(14,254)
Prepaid expenses and other assets	(4,263)	(1,433)
Accounts payable	10,354	30,938
Accrued expenses and other liabilities	1,474	2,175
Income tax payable/receivable, net	(4,799)	(3,961)
Net cash provided by operating activities	20,617	21,214
Cash flows from investing activities:
Purchases of property, plant and equipment	(6,679)	(5,392)
Proceeds from disposals of property, plant and equipment	-	8
Proceeds from sales and maturities of available-for-sale investments	109,993	120,422
Purchases of available-for-sale investments	(112,903)	(62,626)
Net cash provided by (used in) investing activities	(9,589)	52,412
Cash flows from financing activities:
Proceeds from stock option exercises	541	833
Purchases of treasury stock	(16,579)	(49,307)
Dividend payments	(8,860)	(9,509)
Excess tax benefits from stock-based compensation arrangements	-	(38)
Net cash used in financing activities	(24,898)	(58,021)
Net increase (decrease) in cash and cash equivalents	(13,870)	15,605
Effect of exchange rate changes	234	(1,829)
Cash and cash equivalents, beginning of period	84,550	73,439
Cash and cash equivalents, end of period	$70,914	$87,215
Supplemental disclosure of non-cash investing activities:
Purchases of property, plant and equipment included in accounts payable	$554	$270

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date of ASU 2014-09 to fiscal years beginning after December 31, 2017, and interim periods within those fiscal years, with early adoption permitted for reporting periods beginning after December 15, 2016. Subsequently, the FASB issued ASUs in 2016 containing implementation guidance related to ASU 2014-09, including: ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations; ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which is intended to clarify two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance; and ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which contains certain provisions and practical expedients in response to identified implementation issues. ASU 2014-09 allows for either full retrospective or modified retrospective adoption. We plan to adopt ASU 2014-09 and the related ASUs on January 1, 2018, and we are currently evaluating the transition method that will be elected and the impact that the adoption of ASU 2014-09 will have on our financial position, results of operations and cash flows.

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU 2016-02). ASU 2016-02 requires an entity to recognize lease assets and lease liabilities on the balance sheet and to disclose key information about the entity's leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. A modified retrospective approach is required. We are currently evaluating the impact that the adoption of ASU 2016-02 will have on our financial position, results of operations and cash flows.

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

2. INCOME TAXES

Our effective tax rate decreased from 39.1% in the six months ended June 30, 2015 to 37.9% in the six months ended June 30, 2016. The decrease in the effective tax rate between the two periods is primarily attributable to the research and development tax credit being made permanent.

3. PENSION BENEFIT PLAN

We maintain a defined benefit pension plan covering employees in certain foreign countries.

The following table summarizes the components of net periodic pension cost for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Service cost	$310	$324	$607	$664
Interest cost	184	152	360	311
Expected return on plan assets	(271)	(250)	(530)	(511)
Amortization of actuarial losses	45	100	88	205
Net periodic pension cost	$268	$326	$525	$669

4. STOCK-BASED COMPENSATION

The following table summarizes the stock-based compensation expense related to stock options, restricted stock units (RSUs) and restricted stock for the three and six months ended June 30, 2016 and 2015, which was recognized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Stock-based compensation expense included in cost of sales	$95	$53	$194	$143
Selling, general and administrative expense	788	723	1,557	1,414
Research and development expense	668	699	1,358	1,557
Stock-based compensation expense included in operating expenses	1,456	1,422	2,915	2,971
Total stock-based compensation expense	1,551	1,475	3,109	3,114
Tax benefit for expense associated with non-qualified options	(213)	(222)	(425)	(402)
Total stock-based compensation expense, net of tax	$1,338	$1,253	$2,684	$2,712

The fair value of our stock options is estimated using the Black-Scholes model. The determination of the fair value of stock options on the date of grant using the Black-Scholes model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables that may have a significant impact on the fair value estimate.

There were no options granted during the three months ended June 30, 2015. The weighted-average assumptions and value of options granted for the three and six months ended June 30, 2016 and the six months ended June 30, 2015 are as follows:

	Three and Six Months Ended	Six Months Ended
	June 30,	June 30,
	2016	2015
Expected volatility	34.74%	38.75%
Risk-free interest rate	1.33%	1.46%
Expected dividend yield	1.91%	1.60%
Expected life (in years)	6.26	6.47
Weighted-average estimated value	$5.42	$7.63

The fair value of our RSUs is calculated using a Monte Carlo Simulation valuation method. No RSUs were granted or vested during the three and six months ended June 30, 2016 and 2015. Twelve thousand RSUs were forfeited during the six months ended June 30, 2015.

The fair value of restricted stock is equal to the closing price of our stock on the date of grant. Two thousand shares of restricted stock were granted during the six months ended June 30, 2016. Two thousand shares of restricted stock vested during the three and six months ended June 30, 2015.

Stock-based compensation expense recognized in our Consolidated Statements of Income for the three and six months ended June 30, 2016 and 2015 is based on options, RSUs and restricted stock ultimately expected to vest, and has been reduced for estimated forfeitures. Estimated forfeitures for stock options are based upon historical experience and approximate 3.7% annually. We estimated a 0% forfeiture rate for our RSUs and restricted stock due to the limited number of recipients and historical experience for these awards.

As of June 30, 2016, total compensation expense related to non-vested stock options, RSUs and restricted stock not yet recognized was approximately $11.5 million, which is expected to be recognized over an average remaining recognition period of 2.4 years.

The following table is a summary of our stock options outstanding as of December 31, 2015 and June 30, 2016 and the changes that occurred during the six months ended June 30, 2016:

(In thousands, except per share amounts)	Number of Options	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life In Years	Aggregate Intrinsic Value
Options outstanding, December 31, 2015	7,108	$21.97	6.42	$3,284
Options granted	1	$18.83
Options exercised	(33)	$16.58
Options forfeited	(42)	$17.88
Options expired	(54)	$25.65
Options outstanding, June 30, 2016	6,980	$22.00	5.93	$6,522
Options vested and expected to vest, June 30, 2016	6,865	$22.09	5.88	$6,260
Options exercisable, June 30, 2016	4,420	$24.35	4.44	$2,298

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (the difference between the closing price of our stock on the last trading day of the quarter and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2016. The aggregate intrinsic value will change based on the fair market value of our stock.

The total pre-tax intrinsic value of options exercised during the three and six months ended June 30, 2016 was $0.1 million.

5. INVESTMENTS

At June 30, 2016, we held the following securities and investments, recorded at either fair value or cost.

	Amortized	Gross Unrealized		Carrying
(In thousands)	Cost	Gains	Losses	Value
Deferred compensation plan assets	$11,516	$1,628	$(49)	$13,095
Corporate bonds	54,044	149	(61)	54,132
Municipal fixed-rate bonds	16,889	59	-	16,948
Asset-backed bonds	23,526	53	(6)	23,573
Mortgage/Agency-backed bonds	19,214	44	(39)	19,219
U.S. Government bonds	33,498	308	-	33,806
Variable rate demand notes	11,740	-	-	11,740
Marketable equity securities	32,948	1,901	(1,478)	33,371
Available-for-sale securities held at fair value	$203,375	$4,142	$(1,633)	$205,884
Restricted investment held at cost				30,000
Other investments held at cost				1,232
Total carrying value of available-for-sale investments				$237,116

At December 31, 2015, we held the following securities and investments, recorded at either fair value or cost.

	Amortized	Gross Unrealized		Carrying
(In thousands)	Cost	Gains	Losses	Value
Deferred compensation plan assets	$11,325	$1,575	$(66)	$12,834
Corporate bonds	58,328	20	(734)	57,614
Municipal fixed-rate bonds	26,414	28	(18)	26,424
Asset-backed bonds	19,281	2	(44)	19,239
Mortgage/Agency-backed bonds	15,463	1	(91)	15,373
U.S. Government bonds	35,646	-	(248)	35,398
Marketable equity securities	31,643	4,301	(1,693)	34,251
Available-for-sale securities held at fair value	$198,100	$5,927	$(2,894)	$201,133
Restricted investment held at cost				30,000
Other investments held at cost				1,289
Total carrying value of available-for-sale investments				$232,422

As of June 30, 2016, our corporate bonds, municipal fixed-rate bonds, asset-backed bonds, mortgage/agency-backed bonds, and U.S. government bonds had the following contractual maturities:

(In thousands)	Corporate bonds	Municipal fixed-rate bonds	Asset- backed bonds	Mortgage / Agency- backed bonds	U.S. Government bonds
Less than one year	$20,729	$10,473	$-	$4,972	$2,953
One to two years	24,884	4,488	822	2,569	7,481
Two to three years	6,099	1,536	9,077	2,058	11,344
Three to five years	2,420	451	10,991	-	12,028
Five to ten years	-	-	2,506	1,036	-
More than ten years	-	-	177	8,584	-
Total	$54,132	$16,948	$23,573	$19,219	$33,806

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Our investment policy provides limitations for issuer concentration, which limits, at the time of purchase, the concentration in any one issuer to 5% of the market value of our total investment portfolio.

At June 30, 2016, we held a $30.0 million restricted certificate of deposit, which is carried at cost. This investment serves as a collateral deposit against the principal amount outstanding under loans made to ADTRAN pursuant to an Alabama State Industrial Development Authority revenue bond (the Bond), which totaled $28.9 million at June 30, 2016 and December 31, 2015. At June 30, 2016, the estimated fair value of the Bond using a level 2 valuation technique was approximately $29.4 million, based on a debt security with a comparable interest rate and maturity and a Standard and Poor’s credit rating of AAA. We have the right to set-off the balance of the Bond with the collateral deposit in order to reduce the balance of the indebtedness. The Bond matures on January 1, 2020, and bears interest at the rate of 2% per annum. In conjunction with this program, we are eligible to receive certain economic incentives from the state of Alabama that reduce the amount of payroll withholdings we are required to remit to the state for those employment positions that qualify under this program. We are required to make payments in the amounts necessary to pay the interest on the amounts currently outstanding. It is our intent to make annual principal payments in addition to the interest amounts that are due.

We review our investment portfolio for potential “other-than-temporary” declines in value on an individual investment basis. We assess, on a quarterly basis, significant declines in value which may be considered other-than-temporary and, if necessary, recognize and record the appropriate charge to write-down the carrying value of such investments. In making this assessment, we take into consideration qualitative and quantitative information, including but not limited to the following: the magnitude and duration of historical declines in market prices, credit rating activity, assessments of liquidity, public filings, and statements made by the issuer. We generally begin our identification of potential other-than-temporary impairments by reviewing any security with a fair value that has declined from its original or adjusted cost basis by 25% or more for six or more consecutive months. We then evaluate the individual security based on the previously identified factors to determine the amount of the write-down, if any. For the three and six months ended June 30, 2016 and 2015, other-than-temporary impairment charges were not significant.

Realized gains and losses on sales of securities are computed under the specific identification method. The following table presents gross realized gains and losses related to our investments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2016	2015	2016	2015
Gross realized gains	$1,517	$3,459	$3,881	$6,604
Gross realized losses	$(407)	$(204)	$(1,043)	$(234)

As of June 30, 2016 and 2015, gross unrealized losses related to individual securities in a continuous loss position for 12 months or longer were not significant.

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

	Fair Value Measurements at June 30, 2016 Using
(In thousands)	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$1,915	$1,915	$-	$-
Commercial Paper	15,996	-	15,996	-
Cash equivalents	17,911	1,915	15,996	-
Available-for-sale securities
Deferred compensation plan assets	13,095	13,095	-	-
Available-for-sale debt securities
Corporate bonds	54,132	-	54,132	-
Municipal fixed-rate bonds	16,948	-	16,948	-
Asset-backed bonds	23,573	-	23,573	-
Mortgage/Agency-backed bonds	19,219	-	19,219	-
U.S. Government bonds	33,806	33,806	-	-
Variable rate demand notes	11,740	-	11,740	-
Available-for-sale marketable equity securities
Marketable equity securities – technology industry	4,386	4,386	-	-
Marketable equity securities – other	28,985	28,985	-	-
Available-for-sale securities	205,884	80,272	125,612	-
Total	$223,795	$82,187	$141,608	$-

	Fair Value Measurements at December 31, 2015 Using
(In thousands)	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$1,271	$1,271	$-	$-
Commercial Paper	11,696	-	11,696	-
Cash equivalents	12,967	1,271	11,696	-
Available-for-sale securities
Deferred compensation plan assets	12,834	12,834	-	-
Available-for-sale debt securities
Corporate bonds	57,614	-	57,614	-
Municipal fixed-rate bonds	26,424	-	26,424	-
Asset-backed bonds	19,239	-	19,239	-
Mortgage/Agency-backed bonds	15,373	-	15,373	-
U.S. Government bonds	35,398	35,398	-	-
Available-for-sale marketable equity securities
Marketable equity securities – technology industry	5,384	5,384	-	-
Marketable equity securities – other	28,867	28,867	-	-
Available-for-sale securities	201,133	82,483	118,650	-
Total	$214,100	$83,754	$130,346	$-

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

Our variable rate demand notes have a structure that implies a standard expected market price. The frequent interest rate resets make it reasonable to expect the price to stay at par. These securities are priced at the expected market price.

6. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We have certain customers and suppliers who are invoiced or pay in a non-functional currency. Changes in the monetary exchange rates may adversely affect our results of operations and financial condition, as these are remeasured to the functional currency through profit and loss. When appropriate, we enter into various derivative transactions to enhance our ability to manage the volatility relating to these typical business exposures. We do not hold or issue derivative instruments for trading or other speculative purposes. Our derivative instruments are recorded in the Consolidated Balance Sheets at their fair values. Our derivative instruments do not qualify for hedge accounting, and accordingly, all changes in the fair value of the instruments are recognized as other income (expense) in the Consolidated Statements of Income. The maximum contractual period for our derivatives is currently less than twelve months. Our derivative instruments are not subject to master netting arrangements and are not offset in the Consolidated Balance Sheets.

As of June 30, 2016, we had forward contracts outstanding with notional amounts totaling €6.0 million ($6.7 million), which mature in the third quarter of 2016.

The fair values of our derivative instruments recorded in the Consolidated Balance Sheet as of June 30, 2016 and December 31, 2015 were as follows:

(In thousands)	Balance Sheet Location	June 30, 2016	December 31, 2015
Derivatives Not Designated as Hedging Instruments (Level 2):
Foreign exchange contracts – asset derivatives	Other receivables	$188	$-

The change in the fair values of our derivative instruments recorded in the Consolidated Statements of Income during the three and six months ended June 30, 2016 and 2015 were as follows:

		Three Months Ended		Six Months Ended
	Income Statement	June 30,		June 30,
(In thousands)	Location	2016	2015	2016	2015
Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	Other income (expense)	$237	$(1,299)	$190	$177

7. INVENTORY

At June 30, 2016 and December 31, 2015, inventory consisted of the following:

	June 30,	December 31,
(In thousands)	2016	2015
Raw materials	$35,761	$34,223
Work in process	2,322	2,893
Finished goods	48,853	54,417
Total	$86,936	$91,533

We establish reserves for estimated excess, obsolete, or unmarketable inventory equal to the difference between the cost of the inventory and the estimated fair value of the inventory based upon assumptions about future demand and market conditions. At June 30, 2016 and December 31, 2015, raw materials reserves totaled $18.0 million and $17.5 million, respectively, and finished goods inventory reserves totaled $9.8 million and $9.2 million, respectively.

8. GOODWILL AND INTANGIBLE ASSETS

Goodwill, all of which relates to our acquisition of Bluesocket, Inc., was $3.5 million at June 30, 2016 and December 31, 2015, and was previously recorded in our Enterprise Networks reportable segment. As a result of our new reporting structure, which is discussed further in Note 11, we reallocated goodwill from our Enterprise Networks reportable segment to our two, new reportable segments – Network Solutions and Services & Support. As a result, goodwill of $3.1 million and $0.4 million was reallocated to our Network Solutions and Services & Support reportable segments, respectively.

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

The following table presents our intangible assets as of June 30, 2016 and December 31, 2015:

(In thousands)	June 30, 2016			December 31, 2015
	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Customer relationships	$5,925	$(2,966)	$2,959	$5,828	$(2,627)	$3,201
Developed technology	5,778	(4,767)	1,011	5,720	(4,329)	1,391
Intellectual property	2,340	(2,021)	319	2,340	(1,854)	486
Trade names	270	(270)	-	270	(265)	5
Total	$14,313	$(10,024)	$4,289	$14,158	$(9,075)	$5,083

Amortization expense, all of which relates to business acquisitions, was $0.4 million and $0.5 million for the three months ended June 30, 2016 and 2015, respectively, and $0.9 million and $1.0 million for the six months ended June 30, 2016 and 2015, respectively.

As of June 30, 2016, the estimated future amortization expense of our intangible assets is as follows:

(In thousands)	Amount
Remainder of 2016	$807
2017	1,162
2018	702
2019	308
2020	285
Thereafter	1,025
Total	$4,289

9. STOCKHOLDERS’ EQUITY

A summary of the changes in stockholders’ equity for the six months ended June 30, 2016 is as follows:

(In thousands)	Stockholders’ Equity
Balance, December 31, 2015	$480,160
Net income	15,242
Dividend payments	(8,860)
Dividends accrued for unvested restricted stock units	(26)
Net unrealized losses on available-for-sale securities (net of tax)	(420)
Defined benefit plan adjustments	67
Foreign currency translation adjustment	627
Proceeds from stock option exercises	541
Purchase of treasury stock	(16,579)
Income tax effect of stock compensation arrangements	(137)
Stock-based compensation expense	3,109
Balance, June 30, 2016	$473,724

Stock Repurchase Program

Since 1997, our Board of Directors has approved multiple share repurchase programs that have authorized open market repurchase transactions of up to 50.0 million shares of our common stock, which will be implemented through open market or private purchases from time to time as conditions warrant. During the six months ended June 30, 2016, we repurchased 0.9 million shares of our common stock at an average price of $18.48 per share. As of June 30, 2016, we have the authority to purchase an additional 4.9 million shares of our common stock under the current plans approved by the Board of Directors.

Stock Option Exercises

We issued 33 thousand shares of treasury stock during the six months ended June 30, 2016 to accommodate employee stock option exercises. The stock options had exercise prices ranging from $15.29 to $18.97. We received proceeds totaling $0.5 million from the exercise of these stock options during the six months ended June 30, 2016.

Dividend Payments

During the six months ended June 30, 2016, we paid cash dividends as follows (in thousands except per share amounts):

Record Date	Payment Date	Per Share Amount	Total Dividend Paid
February 4, 2016	February 18, 2016	$0.09	$4,453
April 28, 2016	May 12, 2016	$0.09	$4,407

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

The following tables present changes in accumulated other comprehensive income, net of tax, by component for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016
(In thousands)	Unrealized Gains (Losses) on Available- for-Sale Securities	Defined Benefit Plan Adjustments	Foreign Currency Adjustments	Total
Beginning balance	$1,677	$(3,850)	$(5,778)	$(7,951)
Other comprehensive income (loss) before reclassifications	481	-	(601)	(120)
Amounts reclassified from accumulated other comprehensive income	(646)	22	-	(624)
Net current period other comprehensive income (loss)	(165)	22	(601)	(744)
Ending balance	$1,512	$(3,828)	$(6,379)	$(8,695)

	Three Months Ended June 30, 2015
(In thousands)	Unrealized Gains (Losses) on Available- for-Sale Securities	Defined Benefit Plan Adjustments	Foreign Currency Adjustments	Total
Beginning balance	$8,461	$(5,689)	$(6,600)	$(3,828)
Other comprehensive income (loss) before reclassifications	177	-	872	1,049
Amounts reclassified from accumulated other comprehensive income	(1,960)	72	-	(1,888)
Net current period other comprehensive income (loss)	(1,783)	72	872	(839)
Ending balance	$6,678	$(5,617)	$(5,728)	$(4,667)

The following tables present changes in accumulated other comprehensive income, net of tax, by component for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30, 2016
(In thousands)	Unrealized Gains (Losses) on Available- for-Sale Securities	Defined Benefit Plan Adjustments	Foreign Currency Adjustments	Total
Beginning balance	$1,932	$(3,895)	$(7,006)	$(8,969)
Other comprehensive income (loss) before reclassifications	1,239	-	627	1,866
Amounts reclassified from accumulated other comprehensive income	(1,659)	67	-	(1,592)
Net current period other comprehensive income (loss)	(420)	67	627	274
Ending balance	$1,512	$(3,828)	$(6,379)	$(8,695)

	Six Months Ended June 30, 2015
(In thousands)	Unrealized Gains (Losses) on Available- for-Sale Securities	Defined Benefit Plan Adjustments	Foreign Currency Adjustments	Total
Beginning balance	$8,964	$(5,757)	$(3,282)	$(75)
Other comprehensive income (loss) before reclassifications	1,537	-	(2,446)	(909)
Amounts reclassified from accumulated other comprehensive income	(3,823)	140	-	(3,683)
Net current period other comprehensive income (loss)	(2,286)	140	(2,446)	(4,592)
Ending balance	$6,678	$(5,617)	$(5,728)	$(4,667)

The following tables present the details of reclassifications out of accumulated other comprehensive income for the three months ended June 30, 2016 and 2015:

(In thousands)	Three Months Ended June 30, 2016
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income Is Presented
Unrealized gains (losses) on available-for- sale securities:
Net realized gain on sales of securities	$1,354	Net realized investment gain
Impairment expense	(295)	Net realized investment gain
Defined benefit plan adjustments – actuarial losses	(33)	(1)
Total reclassifications for the period, before tax	1,026
Tax (expense) benefit	(402)
Total reclassifications for the period, net of tax	$624

(1)	Included in the computation of net periodic pension cost. See Note 3 of Notes to Consolidated Financial Statements.

(In thousands)	Three Months Ended June 30, 2015
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income Is Presented
Unrealized gains (losses) on available-for- sale securities:
Net realized gain on sales of securities	$3,264	Net realized investment gain
Impairment expense	(51)	Net realized investment gain
Defined benefit plan adjustments – actuarial losses	(105)	(1)
Total reclassifications for the period, before tax	3,108
Tax (expense) benefit	(1,220)
Total reclassifications for the period, net of tax	$1,888

(1)	Included in the computation of net periodic pension cost. See Note 3 of Notes to Consolidated Financial Statements.

The following tables present the details of reclassifications out of accumulated other comprehensive income for the six months ended June 30, 2016 and 2015:

(In thousands)	Six Months Ended June 30, 2016
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income Is Presented
Unrealized gains (losses) on available-for- sale securities:
Net realized gain on sales of securities	$3,115	Net realized investment gain
Impairment expense	(395)	Net realized investment gain
Defined benefit plan adjustments – actuarial losses	(98)	(1)
Total reclassifications for the period, before tax	2,622
Tax (expense) benefit	(1,030)
Total reclassifications for the period, net of tax	$1,592

(1)	Included in the computation of net periodic pension cost. See Note 3 of Notes to Consolidated Financial Statements.

(In thousands)	Six Months Ended June 30, 2015
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income Is Presented
Unrealized gains (losses) on available-for- sale securities:
Net realized gain on sales of securities	$6,340	Net realized investment gain
Impairment expense	(73)	Net realized investment gain
Defined benefit plan adjustments – actuarial losses	(203)	(1)
Total reclassifications for the period, before tax	6,064
Tax (expense) benefit	(2,381)
Total reclassifications for the period, net of tax	$3,683

(1)	Included in the computation of net periodic pension cost. See Note 3 of Notes to Consolidated Financial Statements.

The following table presents the tax effects related to the change in each component of other comprehensive income for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Unrealized gains (losses) on available-for-sale securities	$789	$(308)	$481	$290	$(113)	$177
Reclassification adjustment for amounts related to available-for-sale investments included in net income	(1,059)	413	(646)	(3,213)	1,253	(1,960)
Reclassification adjustment for amounts related to defined benefit plan adjustments included in net income	33	(11)	22	105	(33)	72
Foreign currency translation adjustment	(601)	-	(601)	872	-	872
Total Other Comprehensive Income (Loss)	$(838)	$94	$(744)	$(1,946)	$1,107	$(839)

The following table presents the tax effects related to the change in each component of other comprehensive income for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Unrealized gains (losses) on available-for-sale securities	$2,031	$(792)	$1,239	$2,520	$(983)	$1,537
Reclassification adjustment for amounts related to available-for-sale investments included in net income	(2,720)	1,061	(1,659)	(6,267)	2,444	(3,823)
Reclassification adjustment for amounts related to defined benefit plan adjustments included in net income	98	(31)	67	203	(63)	140
Foreign currency translation adjustment	627	-	627	(2,446)	-	(2,446)
Total Other Comprehensive Income (Loss)	$36	$238	$274	$(5,990)	$1,398	$(4,592)

10. EARNINGS PER SHARE

A summary of the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2016 and 2015 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2016	2015	2016	2015
Numerator
Net income	$10,228	$2,544	$15,242	$5,861
Denominator
Weighted average number of shares – basic	48,831	51,822	49,026	52,607
Effect of dilutive securities
Stock options	161	72	138	122
Restricted stock and restricted stock units	56	23	54	13
Weighted average number of shares – diluted	49,048	51,917	49,218	52,742
Net income per share – basic	$0.21	$0.05	$0.31	$0.11
Net income per share – diluted	$0.21	$0.05	$0.31	$0.11

Anti-dilutive options to purchase common stock outstanding were excluded from the above calculations. Anti-dilutive options totaled 5.6 million and 6.1 million for the three months ended June 30, 2016 and 2015, respectively, and 5.8 million and 5.7 million for the six months ended June 30, 2016 and 2015, respectively.

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

The following table presents information about the reported sales and gross profit of our reportable segments for the three and six months ended June 30, 2016 and 2015. We do not produce asset information by reportable segment; therefore, it is not reported.

	Three Months Ended
	June 30, 2016		June 30, 2015
(In thousands)	Sales	Gross Profit	Sales	Gross Profit
Network Solutions	$138,549	$70,705	$144,098	$59,888
Services & Support	24,152	8,250	16,040	8,358
Total	$162,701	$78,955	$160,138	$68,246

	Six Months Ended
	June 30, 2016		June 30, 2015
(In thousands)	Sales	Gross Profit	Sales	Gross Profit
Network Solutions	$262,432	$130,515	$273,603	$117,833
Services & Support	42,473	14,234	29,370	15,976
Total	$304,905	$144,749	$302,973	$133,809

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

The Traditional & Other Products category includes products and services such as:

•	Time Division Multiplexed (TDM) and Asynchronous Transfer Mode (ATM) based aggregation systems and customer devices
•	HDSL, ADSL and other mature technologies used to deliver business and residential services over the CSP access and customer networks
•	Other products and services that do not fit within the Access & Aggregation and Customer Devices categories

The table below presents sales information by category for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2016	2015	2016	2015
Access & Aggregation	$102,232	$112,732	$196,087	$205,583
Customer Devices	40,876	30,042	73,229	61,746
Traditional & Other Products	19,593	17,364	35,589	35,644
Total	$162,701	$160,138	$304,905	$302,973

12. LIABILITY FOR WARRANTY RETURNS

Our products generally include warranties of 90 days to ten years for product defects. We accrue for warranty returns at the time revenue is recognized based on our estimate of the cost to repair or replace the defective products. We engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers. Our products continue to become more complex in both size and functionality as many of our product offerings migrate from line card applications to total systems. The increasing complexity of our products will cause warranty incidences, when they arise, to be more costly. Our estimates regarding future warranty obligations may change due to product failure rates, material usage, and other rework costs incurred in correcting a product failure. In addition, from time to time, specific warranty accruals may be recorded if unforeseen problems arise. Should our actual experience relative to these factors be worse than our estimates, we will be required to record additional warranty expense. Alternatively, if we provide for more reserves than we require, we will reverse a portion of such provisions in future periods. The liability for warranty obligations totaled $8.9 million and $8.7 million at June 30, 2016 and December 31, 2015, respectively. These liabilities are included in accrued expenses in the accompanying Consolidated Balance Sheets.

A summary of warranty expense and write-off activity for the three and six months ended June 30, 2016 and 2015 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2016	2015	2016	2015
Balance at beginning of period	$9,042	$8,684	$8,739	$8,415
Plus:Amounts charged to cost and expenses	1,431	667	2,329	1,128
Less:Deductions	(1,538)	(418)	(2,133)	(610)
Balance at end of period	$8,935	$8,933	$8,935	$8,933

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

We have committed to invest up to an aggregate of $7.9 million in two private equity funds, and we have contributed $8.4 million as of June 30, 2016, of which $7.7 million has been applied to these commitments.

14. SUBSEQUENT EVENTS

On July 12, 2016, we announced that our Board of Directors declared a quarterly cash dividend of $0.09 per common share to be paid to stockholders of record at the close of business on July 28, 2016. The payment date will be August 11, 2016. The quarterly dividend payment will be approximately $4.3 million. In July 2003, our Board of Directors elected to begin declaring quarterly dividends on our common stock considering the tax treatment of dividends and adequate levels of Company liquidity.

During the third quarter and as of August 5, 2016, we have repurchased 0.3 million shares of our common stock through open market purchases at an average cost of $17.99 per share. We currently have the authority to purchase an additional 4.6 million shares of our common stock under the current plan approved by the Board of Directors.

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

Sales were $162.7 million and $304.9 million for the three and six months ended June 30, 2016 compared to $160.1 million and $303.0 million for the three and six months ended June 30, 2015. Our gross margin increased to 48.5% and 47.5% for the three and six months ended June 30, 2016 from 42.6% and 44.2% for the three and six months ended June 30, 2015. Our operating income margin increased to 9.1% and 6.7% for the three and six months ended June 30, 2016 from 0.4% and 0.9% for the three and six months ended June 30, 2015. Net income was $10.2 million and $15.2 million for the three and six months ended June 30, 2016 compared to $2.5 million and $5.9 million for the three and six months ended June 30, 2015. Our effective tax rate decreased to 37.8% and 37.9% for the three and six months ended June 30, 2016 from 38.1% and 39.1% for the three and six months ended June 30, 2015.  Earnings per share, assuming dilution, were $0.21 and $0.31 for the three and six months ended June 30, 2016 compared to $0.05 and $0.11 for the three and six months ended June 30, 2015.

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

RESULTS OF OPERATIONS – THREE AND SIX MONTHS ENDED JUNE 30, 2016 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2015

SALES

Our sales increased 1.6% from $160.1 million in the three months ended June 30, 2015 to $162.7 million in the three months ended June 30, 2016, and increased 0.6% from $303.0 million in the six months ended June 30, 2015 to $304.9 million in the six months ended June 30, 2016. The increase in sales for the three months ended June 30, 2016 is primarily attributable to a $10.8 million increase in sales of our Customer Devices products, a $2.2 million increase in sales of our Traditional & Other products, partially offset by a $10.5 million decrease in sales of our Access & Aggregation products. The increase in sales for the six months ended June 30, 2016 is primarily attributable to a $11.5 million increase in sales of our Customer Devices products, partially offset by a $9.5 million decrease in sales of our Access & Aggregation products.

Network Solutions sales decreased 3.9% from $144.1 million in the three months ended June 30, 2015 to $138.5 million in the three months ended June 30, 2016, and decreased 4.1% from $273.6 million in the six months ended June 30, 2015 to $262.4 million in the six months ended June 30, 2016. The decrease in sales for the three and six months ended June 30, 2016 is primarily attributable to a decrease in sales of Access and Aggregation products, partially offset by an increase in Customer Devices products. The decrease in sales of our Access and Aggregation products is primarily attributable to a decrease in international hiX product sales, partially offset by an increase in U.S. Total Access 5000 product sales. The increase in sales of our Customer Devices products is primarily attributable to increased sales of our FTTP ONT products and Ethernet products.

Services & Support sales increased 50.6% from $16.0 million in the three months ended June 30, 2015 to $24.2 million in the three months ended June 30, 2016, and increased 44.6% from $29.4 million in the six months ended June 30, 2015 to $42.5 million in the six months ended June 30, 2016. The increase in sales for the three and six months ended June 30, 2016 is primarily attributable to an increase in network installation services for access and aggregation products.

International sales, which are included in the Network Solutions and Services & Support amounts discussed above, decreased 47.8% from $55.7 million in the three months ended June 30, 2015 to $29.1 million in the three months ended June 30, 2016, and decreased 52.3% from $115.1 million in the six months ended June 30, 2015 to $54.9 million in the six months ended June 30, 2016. International sales, as a percentage of total sales, decreased from 34.8% and 38.0% for the three and six months ended June 30, 2015 to 17.9% and 18.0% for the three and six months ended June 30, 2016. The decrease in international sales for the three and six months ended June 30, 2016 is primarily attributable to the return to more seasonally normal buying patterns in Europe and also, relating to the decrease in international sales as a percentage of revenue, growing momentum in the U.S. broadband market.

COST OF SALES

As a percentage of sales, cost of sales decreased from 57.4% in the three months ended June 30, 2015 to 51.5% in the three months ended June 30, 2016, and decreased from 55.8% in the six months ended June 30, 2015 to 52.5% in the six months ended June 30, 2016. The decrease in cost of sales for the three and six months ended June 30, 2016 is primarily attributable to a regional revenue shift and a change in product and services mix.

Network Solutions cost of sales, as a percent of that segment’s sales, decreased from 58.4% in the three months ended June 30, 2015 to 49.0% in the three months ended June 30, 2016, and decreased from 56.9% in the six months ended June 30, 2015 to 50.3% in the six months ended June 30, 2016. The decrease in cost of sales for the three and six months ended June 30, 2016 is primarily attributable to a regional revenue shift and customer and product mix.

Services & Support cost of sales, as a percent of that segment’s sales, increased from 47.9% in the three months ended June 30, 2015 to 65.8% in the three months ended June 30, 2016, and increased from 45.6% in the six months ended June 30, 2015 to 66.5% in the six months ended June 30, 2016. The increase in cost of sales for the three and six months ended June 30, 2016 is primarily attributable to an increase in network installation services, which have higher costs, versus a greater mix of maintenance and support services in the prior periods.

An important part of our strategy is to reduce the product cost of each succeeding product generation and then to lower the product’s price based on the cost savings achieved. This may cause variations in our gross profit percentage due to timing differences between the recognition of cost reductions and the lowering of product selling prices.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased 2.3% from $32.1 million in the three months ended June 30, 2015 to $32.9 million in the three months ended June 30, 2016, and increased 0.7% from $63.2 million in the six months ended June 30, 2015 to $63.7 million in the six months ended June 30, 2016. The increase in selling, general and administrative expenses for the three and six months ended June 30, 2016 is primarily attributable to an increase in compensation expense, partially offset by a decrease in professional services.

As a percentage of sales, selling, general and administrative expenses increased from 20.1% in the three months ended June 30, 2015 to 20.2% in the three months ended June 30, 2016, and was consistent at 20.9% in the six months ended June 30, 2015 and 2016. Selling, general and administrative expenses as a percentage of sales may fluctuate whenever there is a significant fluctuation in revenues for the periods being compared.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses decreased 11.8% from $35.5 million in the three months ended June 30, 2015 to $31.3 million in the three months ended June 30, 2016, and decreased 10.7% from $68.0 million in the six months ended June 30, 2015 to $60.8 million in the six months ended June 30, 2016. The decrease in research and development expenses for the three months ended June 30, 2016 is primarily attributable to a decrease in compensation expense and testing expense. The decrease in research and development expenses for the six months ended June 30, 2016 is primarily attributable to a decrease in compensation expense and testing expense, partially offset by an increase in contract services. The decrease is compensation expense for the three and six months ended June 30, 2016 was primary attributable to the consolidation of engineering resources that occurred in the second quarter of 2015.

As a percentage of sales, research and development expenses decreased from 22.2% in the three months ended June 30, 2015 to 19.2% in the three months ended June 30, 2016, and decreased from 22.4% in the six months ended June 30, 2015 to 19.9% in the six months ended June 30, 2016. Research and development expenses as a percentage of sales will fluctuate whenever there are incremental product development activities or a significant fluctuation in revenues for the periods being compared.

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

INTEREST AND DIVIDEND INCOME

Interest and dividend income increased 2.1%, or $19 thousand from the three months ended June 30, 2015 to the three months ended June 30, 2016, and decreased 3.2%, or $0.1 million from the six months ended June 30, 2015 to the six months ended June 30, 2016. The increase in interest and dividend income for the three months ended June 30, 2016, is primarily attributable to an increase in interest rates. The decrease in interest and dividend income for the six months ended June 30, 2016 is primarily attributable to a reduction in investment principal, partially offset by a small increase in interest rates.

INTEREST EXPENSE

Interest expense, which is primarily related to our taxable revenue bond, remained constant at $0.1 million in the three months ended June 30, 2015 and 2016, and $0.3 million in the six months ended June 30, 2015 and 2016, as we had no substantial change in our fixed-rate borrowing. See “Liquidity and Capital Resources” below for additional information on our revenue bond.

NET REALIZED INVESTMENT GAIN

Net realized investment gains decreased 65.9% from $3.3 million in the three months ended June 30, 2015 to $1.1 million in the three months ended June 30, 2016, and decreased 55.4% from $6.4 million in the six months ended June 30, 2015 to $2.8 million in the six months ended June 30, 2016. The decrease in realized investment gains for the three and six months ended June 30, 2016 is primarily attributable to decreased gains from the sale of equity securities. See “Investing Activities” in “Liquidity and Capital Resources” below for additional information.

OTHER INCOME (EXPENSE), NET

Other income (expense), net, comprised primarily of miscellaneous income, gains and losses on foreign currency transactions, investment account management fees, and scrap raw material sales, changed from $0.5 million of expense in the three months ended June 30, 2015 to $0.3 million of expense in the three months ended June 30, 2016, and changed from $0.9 million of expense in the six months ended June 30, 2015 to $0.1 million of expense in the six months ended June 30, 2016. The change for the three and six months ended June 30, 2016 is primarily attributable to reduced losses on foreign currency transactions.

INCOME TAXES

Our effective tax rate decreased from 39.1% in the six months ended June 30, 2015 to 37.9% in the six months ended June 30, 2016. The decrease in the effective tax rate between the two periods is primarily attributable to the research and development tax credit being made permanent.

NET INCOME

As a result of the above factors, net income increased $7.7 million from $2.5 million in the three months ended June 30, 2015 to $10.2 million in the three months ended June 30, 2016, and increased $9.4 million from $5.9 million in the six months ended June 30, 2015 to $15.2 million in the six months ended June 30, 2016.

As a percentage of sales, net income increased from 1.6% in the three months ended June 30, 2015 to 6.3% in the three months ended June 30, 2016, and increased from 1.9% in the six months ended June 30, 2015 to 5.0% in the six months ended June 30, 2016.

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

At June 30, 2016, cash on hand was $70.9 million and short-term investments were $50.9 million, which resulted in available short-term liquidity of $121.8 million, of which $34.2 million was held by our foreign subsidiaries. At December 31, 2015, cash on hand was $84.6 million and short-term investments were $34.4 million, which resulted in available short-term liquidity of $118.9 million, of which $38.9 million was held by our foreign subsidiaries. The increase in short-term liquidity from December 31, 2015 to June 30, 2016 is primarily attributable to shifts among available investment option tenures to provide funds for our short-term cash needs.

Operating Activities

Our working capital, which consists of current assets less current liabilities, increased 1.3% from $238.1 million as of December 31, 2015 to $241.2 million as of June 30, 2016. The increase in our working capital is primarily attributable to an increase in accounts receivable, partially offset by a decrease in other receivables and inventory, and an increase in accounts payable. The quick ratio, defined as cash, cash equivalents, short-term investments, and net accounts receivable, divided by current liabilities, remained consistent at 2.06 as of December 31, 2015 and 2.05 as of June 30, 2016. The current ratio, defined as current assets divided by current liabilities, decreased from 3.57 as of December 31, 2015 to 3.34 as of June 30, 2016. The decrease in the current ratio is primarily attributable to an increase in accounts payable, accrued wages and benefits, and a decrease in inventory, partially offset by an increase in accounts receivable.

Net accounts receivable increased 24.3% from $71.9 million at December 31, 2015 to $89.4 million at June 30, 2016. Our allowance for doubtful accounts was $19 thousand at December 31, 2015 and June 30, 2016. Quarterly accounts receivable days sales outstanding (DSO) increased from 48 days as of December 31, 2015 to 50 days as of June 30, 2016. The change in net accounts receivable is due to changes in customer mix and the timing of sales and collections during the quarter. Certain international customers can have longer payment terms than U.S. customers. Other receivables decreased from $19.3 million at December 31, 2015 to $11.7 million at June 30, 2016. The decrease in other receivables is primarily attributable to the timing of filing returns and collections of VAT receivables in our international subsidiaries. Other receivables will also fluctuate due to the timing of shipments and collections for materials supplied to our contract manufacturers during the quarter.

Quarterly inventory turnover increased from 3.3 turns as of December 31, 2015 to 3.7 turns at June 30, 2016. Inventory decreased 5.0% from December 31, 2015 to June 30, 2016. We expect inventory levels to fluctuate as we attempt to maintain sufficient inventory in response to services activity and seasonal cycles of our business, ensuring competitive lead times while managing the risk of inventory obsolescence that may occur due to rapidly changing technology and customer demand.

Accounts payable increased 21.7% from $48.7 million at December 31, 2015 to $59.2 million at June 30, 2016. Accounts payable will fluctuate due to variations in the timing of the receipt of supplies, inventory and services and our subsequent payments for these purchases.

Investing Activities

Capital expenditures totaled approximately $6.7 million and $5.4 million for the six months ended June 30, 2016 and 2015, respectively. These expenditures were primarily used to purchase computer hardware, software, manufacturing and test equipment, and building improvements.

Our combined short-term and long-term investments increased $4.7 million from $232.4 million at December 31, 2015 to $237.1 million at June 30, 2016. This increase reflects the impact of our cash needs for capital expenditures, purchases of treasury stock, and shareholder dividends, as well as net realized and unrealized losses and amortization of net premiums on our combined investments, partially offset by additional funds available for investment provided by our operating activities and stock option exercises by our employees.

We invest all available cash not required for immediate use in operations primarily in securities that we believe bear minimal risk of loss. At June 30, 2016 these investments included corporate bonds of $54.1 million, municipal fixed-rate bonds of $16.9 million, asset-backed bonds of $23.6 million, mortgage/agency-backed bonds of $19.2 million, U.S. government bonds of $33.8 million, and variable rate demand notes of $11.7 million. At December 31, 2015, these investments included corporate bonds of $57.6 million, municipal fixed-rate bonds of $26.4 million, asset-backed bonds of $19.2 million, mortgage/agency-backed bonds of $15.4 million, and U.S. government bonds of $35.4 million. As of June 30, 2016, our corporate bonds, municipal fixed-rate bonds, asset-backed bonds, mortgage/agency-backed bonds, U.S. government bonds, and variable rate demand notes were classified as available-for-sale and had a combined duration of 0.96 years with an average Standard & Poor’s credit rating of AA-. Because our bond portfolio has a high quality rating and contractual maturities of a short duration, we are able to obtain prices for these bonds derived from observable market inputs, or for similar securities traded in an active market, on a daily basis.

Our long-term investments decreased 5.9% from $198.0 million at December 31, 2015 to $186.2 million at June 30, 2016. Long-term investments at June 30, 2016 and December 31, 2015 included an investment in a certificate of deposit of $30.0 million, which serves as collateral for our revenue bond. See “Debt” below for additional information. We have various equity investments included in long-term investments at a cost of $32.9 million and $31.6 million, and with a fair value of $33.4 million and $34.3 million, at June 30, 2016 and December 31, 2015, respectively.

Long-term investments at June 30, 2016 and December 31, 2015 also included $13.1 million and $12.8 million, respectively, related to our deferred compensation plans, and $1.2 million and $1.3 million, respectively, of other investments carried at cost, consisting of interests in two private equity funds and an investment in a privately held telecommunications equipment manufacturer.

We review our investment portfolio for potential “other-than-temporary” declines in value on an individual investment basis. We assess, on a quarterly basis, significant declines in value which may be considered other-than-temporary and, if necessary, recognize and record the appropriate charge to write-down the carrying value of such investments. In making this assessment, we take into consideration qualitative and quantitative information, including but not limited to the following: the magnitude and duration of historical declines in market prices, credit rating activity, assessments of liquidity, public filings, and statements made by the issuer. We generally begin our identification of potential other-than-temporary impairments by reviewing any security with a fair value that has declined from its original or adjusted cost basis by 25% or more for six or more consecutive months. We then evaluate the individual security based on the previously identified factors to determine the amount of the write-down, if any. For the three and six months ended June 30, 2016 and 2015, other-than-temporary impairment charges were not significant.

Financing Activities

Dividends

In July 2003, our Board of Directors elected to begin declaring quarterly dividends on our common stock considering the tax treatment of dividends and adequate levels of Company liquidity. During the six months ended June 30, 2016, we paid dividends totaling $8.9 million.

Debt

We have amounts outstanding under loans made pursuant to an Alabama State Industrial Development Authority revenue bond (the Bond) which totaled $28.9 million at June 30, 2016 and December 31, 2015. At June 30, 2016, the estimated fair value of the Bond was approximately $29.4 million, based on a debt security with a comparable interest rate and maturity and a Standard & Poor’s credit rating of AAA. Included in long-term investments are restricted funds in the amount of $30.0 million at June 30, 2016 and December 31, 2015, which is a collateral deposit against the principal amount of the Bond. We have the right to set-off the balance of the Bond with the collateral deposit in order to reduce the balance of the indebtedness. The Bond matures on January 1, 2020, and bears interest at the rate of 2% per annum. In conjunction with this program, we are eligible to receive certain economic incentives from the state of Alabama that reduce the amount of payroll withholdings we are required to remit to the state for those employment positions that qualify under this program. We are required to make payments in the amounts necessary to pay the interest on the amounts currently outstanding. It is our intent to make annual principal payments in addition to the interest amounts that are due. In connection with this decision, $1.0 million of the Bond has been classified as a current liability in accounts payable in the Consolidated Balance Sheet at June 30, 2016.

Stock Repurchase Program

Since 1997, our Board of Directors has approved multiple share repurchase programs that have authorized open market repurchase transactions of up to 50.0 million shares of our common stock, which will be implemented through open market or private purchases from time to time as conditions warrant. During the six months ended June 30, 2016, we repurchased 0.9 million shares of our common stock at an average price of $18.48 per share. As of June 30, 2016, we have the authority to purchase an additional 4.9 million shares of our common stock under the current plans approved by the Board of Directors.

Stock Option Exercises

We issued 33 thousand shares of treasury stock during the six months ended June 30, 2016 to accommodate employee stock option exercises. The stock options had exercise prices ranging from $15.29 to $18.97. We received proceeds totaling $0.5 million from the exercise of these stock options during the six months ended June 30, 2016.

Off-Balance Sheet Arrangements and Contractual Obligations

We do not have off-balance sheet financing arrangements and have not engaged in any related party transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources. During the six months ended June 30, 2016, there have been no material changes in contractual obligations and commercial commitments from those discussed in our most recent Annual Report on Form 10-K for the year ended December 31, 2015 filed on February 24, 2016 with the SEC.

We have committed to invest up to an aggregate of $7.9 million in two private equity funds, and we have contributed $8.4 million as of June 30, 2016, of which $7.7 million has been applied to these commitments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates, foreign currency rates and prices of marketable equity and fixed-income securities. The primary objective of the large majority of our investment activities is to preserve principal while at the same time achieving appropriate yields without significantly increasing risk. To achieve this objective, a majority of our marketable securities are investment grade, municipal fixed-rate bonds, variable rate demand notes and municipal money market instruments denominated in U.S. dollars. Our investment policy provides limitations for issuer concentration, which limits, at the time of purchase, the concentration in any one issuer to 5% of the market value of our total investment portfolio.

We maintain depository investments with certain financial institutions. Although these depository investments may exceed government insured depository limits, we have evaluated the credit worthiness of these financial institutions, and determined the risk of material financial loss due to exposure of such credit risk to be minimal. As of June 30, 2016, $68.3 million of our cash and cash equivalents, primarily certain domestic money market funds and foreign depository accounts, were in excess of government provided insured depository limits.

As of June 30, 2016, approximately $166.1 million of our cash and investments may be directly affected by changes in interest rates. We have performed a hypothetical sensitivity analysis assuming market interest rates increase or decrease by 50 basis points (bps) for an entire year, while all other variables remain constant. At June 30, 2016, we held $70.4 million of cash and variable-rate investments where a change in interest rates would impact our interest income. A hypothetical 50 bps decline in interest rates as of June 30, 2016 would reduce annualized interest income on our cash and investments by approximately $0.3 million. In addition, we held $95.7 million of fixed-rate bonds whose fair values may be directly affected by a change in interest rates. A hypothetical 50 bps increase in interest rates as of June 30, 2016 would reduce the fair value of our fixed-rate bonds by approximately $0.5 million.

As of June 30, 2015, approximately $201.9 million of our cash and investments was subject to being directly affected by changes in interest rates. We have performed a hypothetical sensitivity analysis assuming market interest rates increase or decrease by 50 bps for the entire year, while all other variables remain constant. A hypothetical 50 bps decline in interest rates as of June 30, 2015 would have reduced annualized interest income on our cash, money market instruments and variable rate demand notes by approximately $0.4 million. In addition, a hypothetical 50 bps increase in interest rates as of June 30, 2015 would have reduced the fair value of our municipal fixed-rate bonds and corporate bonds by approximately $0.9 million.

We are exposed to changes in foreign currency exchange rates to the extent that such changes affect our revenue and gross margin on revenue derived from some international customers, expenses, and assets and liabilities held in non-functional currencies related to our foreign subsidiaries. Our primary exposures to foreign currency exchange rates are with our Mexican subsidiary, whose functional currency is the United States dollar, our German subsidiary, whose functional currency is the Euro, and our Australian subsidiary, whose functional currency is the Australian dollar. We are exposed to changes in foreign currency exchange rates to the extent of our German subsidiary’s use of contract manufacturers and raw material suppliers whom we predominately pay in U.S. dollars. As a result, changes in currency exchange rates could cause variations in gross margin in the products that we sell in the EMEA region.

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

As of June 30, 2016, we had no material contracts, other than accounts receivable, accounts payable, and loans to a subsidiary, denominated in foreign currencies. As of June 30, 2016, we had forward contracts outstanding with notional amounts totaling €6.0 million ($6.7 million), which mature in the third quarter of 2016. The fair value of these forward contracts was a net asset of approximately $0.2 million as of June 30, 2016.

For further information about the fair value of our available-for-sale investments and our derivative and hedging activities as of June 30, 2016, see Notes 5 and 6 of Notes to Consolidated Financial Statements.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) for ADTRAN. Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, have concluded that our disclosure controls and procedures are effective.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

A list of factors that could materially affect our business, financial condition or operating results is described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes to our risk factors since our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth repurchases of our common stock for the months indicated:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2016 – April 30, 2016	30,222	18.64	30,222	5,197,343
May 1, 2016 – May 31, 2016	268,391	18.68	268,391	4,928,952
June 1, 2016 – June 30, 2016	-	-	-	4,928,952
Total	298,613		298,613

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

ADTRAN, Inc. (Registrant)

Date: August 5, 2016	/s/ Roger D. Shannon
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