Form 10-Q
period 2016-09-30
ADTRAN INC
filed 2016-11-08
CIK 926282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2016

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

Large Accelerated Filer	☒	Accelerated Filer	☐
Non accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:

Class	Outstanding at October 20, 2016
Common Stock, $.01 Par Value	48,398,164 Shares

ADTRAN, Inc.

Quarterly Report on Form 10-Q

For the Three and Nine Months Ended September 30, 2016

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADTRAN, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	September 30,	December 31,
	2016	2015
ASSETS
Current Assets
Cash and cash equivalents	$66,292	$84,550
Short-term investments	55,516	34,396
Accounts receivable, less allowance for doubtful accounts of $- at September 30, 2016 and $19 at December 31, 2015	101,822	71,917
Other receivables	12,159	19,321
Income tax receivable, net	540	-
Inventory, net	96,034	91,533
Prepaid expenses and other current assets	14,477	10,145
Deferred tax assets, net	17,963	18,924
Total Current Assets	364,803	330,786
Property, plant and equipment, net	78,078	73,233
Deferred tax assets, net	17,263	18,091
Goodwill	3,492	3,492
Other assets	13,548	9,276
Long-term investments	178,379	198,026
Total Assets	$655,563	$632,904
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$67,399	$48,668
Unearned revenue	15,744	16,615
Accrued expenses	16,010	12,108
Accrued wages and benefits	16,468	12,857
Income tax payable, net	-	2,395
Total Current Liabilities	115,621	92,643
Non-current unearned revenue	7,105	7,965
Other non-current liabilities	26,740	24,236
Bonds payable	27,900	27,900
Total Liabilities	177,366	152,744
Commitments and contingencies (see Note 14)
Stockholders’ Equity
Common stock, par value $0.01 per share; 200,000 shares authorized; 79,652 shares issued and 48,392 shares outstanding at September 30, 2016 and 79,652 shares issued and 49,558 shares outstanding at December 31, 2015	797	797
Additional paid-in capital	251,217	246,879
Accumulated other comprehensive loss	(7,826)	(8,969)
Retained earnings	920,395	906,772
Less treasury stock at cost: 31,260 and 30,094 shares at September 30, 2016 and December 31, 2015, respectively	(686,386)	(665,319)
Total Stockholders’ Equity	478,197	480,160
Total Liabilities and Stockholders’ Equity	$655,563	$632,904

See notes to consolidated financial statements

ADTRAN, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Sales
Products	$136,277	$138,120	$398,709	$411,723
Services	32,613	19,958	75,086	49,328
Total Sales	168,890	158,078	473,795	461,051
Cost of sales
Products	70,988	75,969	202,905	231,739
Services	22,094	11,460	50,333	24,854
Total Cost of Sales	93,082	87,429	253,238	256,593
Gross Profit	75,808	70,649	220,557	204,458
Selling, general and administrative expenses	33,716	30,016	97,367	93,203
Research and development expenses	31,962	32,561	92,727	100,576
Operating Income	10,130	8,072	30,463	10,679
Interest and dividend income	910	839	2,692	2,680
Interest expense	(143)	(151)	(430)	(448)
Net realized investment gain	1,316	2,060	4,154	8,430
Other income (expense), net	(246)	52	(378)	(848)
Gain on bargain purchase of a business	3,550	—	3,550	—
Income before provision for income taxes	15,517	10,872	40,051	20,493
Provision for income taxes	(3,102)	(3,805)	(12,394)	(7,565)
Net Income	$12,415	$7,067	$27,657	$12,928
Weighted average shares outstanding – basic	48,470	49,862	48,839	51,682
Weighted average shares outstanding – diluted	48,678	49,927	49,036	51,792
Earnings per common share – basic	$0.26	$0.14	$0.57	$0.25
Earnings per common share – diluted	$0.26	$0.14	$0.56	$0.25
Dividend per share	$0.09	$0.09	$0.27	$0.27

See notes to consolidated financial statements

ADTRAN, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net Income	$12,415	$7,067	$27,657	$12,928
Other Comprehensive Income (Loss), net of tax:
Net unrealized losses on available-for-sale securities	258	(4,291)	(162)	(6,577)
Defined benefit plan adjustments	36	71	103	211
Foreign currency translation	575	(1,351)	1,202	(3,797)
Other Comprehensive Income (Loss), net of tax	869	(5,571)	1,143	(10,163)
Comprehensive Income, net of tax	$13,284	$1,496	$28,800	$2,765

See notes to consolidated financial statements

ADTRAN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net income	$27,657	$12,928
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,260	10,765
Amortization of net premium on available-for-sale investments	489	2,085
Net realized investment gain	(4,154)	(8,430)
Net loss on disposal of property, plant and equipment	21	189
Gain on bargain purchase of a business	(3,550)	-
Stock-based compensation expense	4,601	4,788
Deferred income taxes	(447)	(2,332)
Tax benefit from stock option exercises	(16)	(40)
Excess tax benefits from stock-based compensation arrangements	-	(3)
Changes in operating assets and liabilities:
Accounts receivable, net	(29,370)	843
Other receivables	7,475	10,532
Inventory	(683)	(14,945)
Prepaid expenses and other assets	(5,180)	(1,665)
Accounts payable	16,363	13,687
Accrued expenses and other liabilities	7,307	(3,996)
Income tax payable/receivable, net	(2,941)	(1,137)
Net cash provided by operating activities	27,832	23,269
Cash flows from investing activities:
Purchases of property, plant and equipment	(12,684)	(7,843)
Proceeds from disposals of property, plant and equipment	-	122
Proceeds from sales and maturities of available-for-sale investments	141,103	189,728
Purchases of available-for-sale investments	(139,181)	(113,227)
Acquisition of business	(943)	-
Net cash provided by (used in) investing activities	(11,705)	68,780
Cash flows from financing activities:
Proceeds from stock option exercises	1,076	907
Purchases of treasury stock	(22,917)	(65,808)
Dividend payments	(13,230)	(13,989)
Excess tax benefits from stock-based compensation arrangements	-	3
Net cash used in financing activities	(35,071)	(78,887)
Net increase (decrease) in cash and cash equivalents	(18,944)	13,162
Effect of exchange rate changes	686	(2,914)
Cash and cash equivalents, beginning of period	84,550	73,439
Cash and cash equivalents, end of period	$66,292	$83,687
Supplemental disclosure of non-cash investing activities:
Purchases of property, plant and equipment included in accounts payable	$1,174	$1,303

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

2.  BUSINESS COMBINATIONS

On September 13, 2016, we acquired key fiber access products, technologies and service relationships from subsidiaries of CommScope, Inc. for $0.9 million in cash. This acquisition will enhance our solutions for the cable MSO industry and will provide cable operators with the scalable solutions, services and support they require to compete in the multi-gigabit service delivery market. This transaction was accounted for as a business combination. We have included the financial results of this acquisition in our consolidated financial statements since the date of acquisition. These revenues are included in the Network Solutions reportable segment, and in the Access & Aggregation and Customer Devices categories.

We recorded a bargain purchase gain of $3.6 million, net of income taxes, subject to customary working capital adjustments between the parties. The bargain purchase gain of $3.6 million represents the excess fair value of the net assets acquired over the consideration exchanged. We have assessed the recognition and measurement of the assets acquired and liabilities assumed based on historical and pro forma data for future periods and have concluded that our valuation procedures and resulting measures were appropriate. The gain is included in the line item “Gain on bargain purchase of a business” in the 2016 Consolidated Statements of Income.

The preliminary allocation of the purchase price to the estimated fair value of the assets acquired and liabilities assumed at the acquisition date, subject to working capital adjustments, is as follows:

(In Thousands)
Assets
Inventory	3,272
Property, plant and equipment	352
Intangible assets	4,700
Total assets acquired	8,324

Liabilities
Accounts payable	(1,378)
Warranty payable	(61)
Accrued wages and benefits	(122)
Deferred income taxes	(2,270)
Total liabilities assumed	(3,831)

Total net assets	4,493
Gain on bargain purchase of a business, net of tax	(3,550)
Total purchase price	$943

The details of the acquired intangible assets are as follows:

In thousands	Value	Life (years)
Supply agreement	$1,400	0.8
Customer relationships	1,200	6
Developed technology	800	10
License	500	1.3
Patent	500	7.3
Non-compete	200	2.3
Trade name	100	2
Total	$4,700

The actual revenue and pre-tax loss included in our Consolidated Statements of Income for the period September 13, 2016 to September 30, 2016 are as follows:

September 13 to
(In thousands)	September 30, 2016
Revenue	$1,291
Pre-tax loss	$(70)

The following supplemental pro forma information presents the financial results as if the acquisition had occurred on January 1, 2015.  This supplemental pro forma information does not purport to be indicative of what would have occurred had the acquisition been completed on January 1, 2015, nor is it indicative of any future results. Aside from revising the 2015 pre-tax income for the effect of the bargain purchase gain, there were no material, non-recurring adjustments to this pro forma information.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2016	2015	2016	2015
Pro forma revenue	$170,498	$159,375	$478,184	$463,916
Pro forma pre-tax income	$11,778	$10,294	$35,771	$21,826

For the three months ended September 30, 2016, we incurred acquisition and integration related expenses and amortization of acquired intangibles of $0.2 million related to this acquisition.

3. INCOME TAXES

Our effective tax rate decreased from 36.9% in the nine months ended September 30, 2015 to 34.0%, excluding the tax impact of the bargain purchase gain, in the nine months ended September 30, 2016. The decrease in the effective tax rate between the two periods is primarily attributable to the research and development tax credit being made permanent.

4. PENSION BENEFIT PLAN

We maintain a defined benefit pension plan covering employees in certain foreign countries.

The following table summarizes the components of net periodic pension cost for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2016	2015	2016	2015
Service cost	$305	$328	$912	$992
Interest cost	182	153	542	464
Expected return on plan assets	(266)	(252)	(796)	(763)
Amortization of actuarial losses	44	102	132	307
Net periodic pension cost	$265	$331	$790	$1,000

5. STOCK-BASED COMPENSATION

The following table summarizes the stock-based compensation expense related to stock options, restricted stock units (RSUs) and restricted stock for the three and nine months ended September 30, 2016 and 2015, which was recognized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2016	2015	2016	2015
Stock-based compensation expense included in cost of sales	$88	$59	$282	$202
Selling, general and administrative expense	765	812	2,322	2,226
Research and development expense	639	803	1,997	2,360
Stock-based compensation expense included in operating expenses	1,404	1,615	4,319	4,586
Total stock-based compensation expense	1,492	1,674	4,601	4,788
Tax benefit for expense associated with non-qualified options	(218)	(218)	(643)	(620)
Total stock-based compensation expense, net of tax	$1,274	$1,456	$3,958	$4,168

The fair value of our stock options is estimated using the Black-Scholes model. The determination of the fair value of stock options on the date of grant using the Black-Scholes model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables that may have a significant impact on the fair value estimate.

The weighted-average assumptions and value of options granted during the three and nine months ended September 30, 2016 and 2015 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Expected volatility	34.55%	34.80%	34.66%	36.24%
Risk-free interest rate	1.20%	1.84%	1.28%	1.70%
Expected dividend yield	1.83%	2.13%	1.88%	1.94%
Expected life (in years)	6.21	6.24	6.24	6.32
Weighted-average estimated value	$5.64	$4.89	$5.50	$5.89

The fair value of our RSUs is calculated using a Monte Carlo Simulation valuation method. No RSUs were granted or vested during the three and nine months ended September 30, 2016 and 2015. Twelve thousand RSUs were forfeited during the nine months ended September 30, 2015.

The fair value of restricted stock is equal to the closing price of our stock on the date of grant. Two thousand shares and four thousand shares of restricted stock were granted during the three and nine months ended September 30, 2016, respectively. Two thousand shares of restricted stock vested during the three and nine months ended September 30, 2015.

Stock-based compensation expense recognized in our Consolidated Statements of Income for the three and nine months ended September 30, 2016 and 2015 is based on options, RSUs and restricted stock ultimately expected to vest, and has been reduced for estimated forfeitures. Estimated forfeitures for stock options are based upon historical experience and approximate 3.7% annually. We estimated a 0% forfeiture rate for our RSUs and restricted stock due to the limited number of recipients and historical experience for these awards.

As of September 30, 2016, total compensation expense related to non-vested stock options, RSUs and restricted stock not yet recognized was approximately $9.9 million, which is expected to be recognized over an average remaining recognition period of 2.2 years.

The following table is a summary of our stock options outstanding as of December 31, 2015 and September 30, 2016 and the changes that occurred during the nine months ended September 30, 2016:

(In thousands, except per share amounts)	Number of Options	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life In Years	Aggregate Intrinsic Value
Options outstanding, December 31, 2015	7,108	$21.97	6.42	$3,284
Options granted	2	$19.19
Options exercised	(65)	$16.49
Options forfeited	(78)	$17.93
Options expired	(142)	$25.49
Options outstanding, September 30, 2016	6,825	$22.01	5.69	$7,675
Options vested and expected to vest, September 30, 2016	6,729	$22.09	5.65	$7,414
Options exercisable, September 30, 2016	4,322	$24.40	4.19	$2,719

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (the difference between the closing price of our stock on the last trading day of the quarter and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2016. The aggregate intrinsic value will change based on the fair market value of our stock.

The total pre-tax intrinsic value of options exercised during the three and nine months ended September 30, 2016 was $0.1 million and $0.2 million, respectively.

6. INVESTMENTS

At September 30, 2016, we held the following securities and investments, recorded at either fair value or cost.

	Amortized	Gross Unrealized		Carrying
(In thousands)	Cost	Gains	Losses	Value
Deferred compensation plan assets	$11,656	$2,172	$(20)	$13,808
Corporate bonds	59,900	136	(50)	59,986
Municipal fixed-rate bonds	17,589	54	(4)	17,639
Asset-backed bonds	22,564	72	(23)	22,613
Mortgage/Agency-backed bonds	15,055	24	(43)	15,036
U.S. government bonds	28,437	168	-	28,605
Foreign government bonds	6,428	3	(1)	6,430
Variable rate demand notes	12,315	-	-	12,315
Marketable equity securities	26,975	1,468	(1,076)	27,367
Available-for-sale securities held at fair value	$200,919	$4,097	$(1,217)	$203,799
Restricted investment held at cost				28,900
Other investments held at cost				1,196
Total carrying value of available-for-sale investments				$233,895

At December 31, 2015, we held the following securities and investments, recorded at either fair value or cost.

	Amortized	Gross Unrealized		Carrying
(In thousands)	Cost	Gains	Losses	Value
Deferred compensation plan assets	$11,325	$1,575	$(66)	$12,834
Corporate bonds	58,328	20	(734)	57,614
Municipal fixed-rate bonds	26,414	28	(18)	26,424
Asset-backed bonds	19,281	2	(44)	19,239
Mortgage/Agency-backed bonds	15,463	1	(91)	15,373
U.S. Government bonds	35,646	-	(248)	35,398
Marketable equity securities	31,643	4,301	(1,693)	34,251
Available-for-sale securities held at fair value	$198,100	$5,927	$(2,894)	$201,133
Restricted investment held at cost				30,000
Other investments held at cost				1,289
Total carrying value of available-for-sale investments				$232,422

As of September 30, 2016, our corporate bonds, municipal fixed-rate bonds, asset-backed bonds, mortgage/agency-backed bonds, U.S. government bonds, and foreign government bonds had the following contractual maturities:

(In thousands)	Corporate bonds	Municipal fixed-rate bonds	Asset- backed bonds	Mortgage / Agency- backed bonds	U.S. government bonds	Foreign government bonds
Less than one year	$22,993	$12,156	$-	$-	$2,952	$5,100
One to two years	24,504	3,186	1,094	1,385	9,096	1,330
Two to three years	9,296	858	8,989	2,004	4,573	-
Three to five years	3,193	1,439	9,739	-	11,984	-
Five to ten years	-	-	2,614	1,448	-	-
More than ten years	-	-	177	10,199	-	-
Total	$59,986	$17,639	$22,613	$15,036	$28,605	$6,430

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Our investment policy provides limitations for issuer concentration, which limits, at the time of purchase, the concentration in any one issuer to 5% of the market value of our total investment portfolio.

At September 30, 2016, we held a $28.9 million restricted certificate of deposit, which is carried at cost. This investment serves as a collateral deposit against the principal amount outstanding under loans made to ADTRAN pursuant to an Alabama State Industrial Development Authority revenue bond (the Bond), which totaled $28.9 million at September 30, 2016 and December 31, 2015. At September 30, 2016, the estimated fair value of the Bond using a level 2 valuation technique was approximately $29.3 million, based on a debt security with a comparable interest rate and maturity and a Standard and Poor’s credit rating of AAA. We have the right to set-off the balance of the Bond with the collateral deposit in order to reduce the balance of the indebtedness. The Bond matures on January 1, 2020, and bears interest at the rate of 2% per annum. In conjunction with this program, we are eligible to receive certain economic incentives from the state of Alabama that reduce the amount of payroll withholdings we are required to remit to the state for those employment positions that qualify under this program. We are required to make payments in the amounts necessary to pay the interest on the amounts currently outstanding. It is our intent to make annual principal payments in addition to the interest amounts that are due.

We review our investment portfolio for potential “other-than-temporary” declines in value on an individual investment basis. We assess, on a quarterly basis, significant declines in value which may be considered other-than-temporary and, if necessary, recognize and record the appropriate charge to write-down the carrying value of such investments. In making this assessment, we take into consideration qualitative and quantitative information, including but not limited to the following: the magnitude and duration of historical declines in market prices, credit rating activity, assessments of liquidity, public filings, and statements made by the issuer. We generally begin our identification of potential other-than-temporary impairments by reviewing any security with a fair value that has declined from its original or adjusted cost basis by 25% or more for six or more consecutive months. We then evaluate the individual security based on the previously identified factors to determine the amount of the write-down, if any. For the three and nine months ended September 30, 2016, other-than-temporary impairment charges were not significant.

Realized gains and losses on sales of securities are computed under the specific identification method. The following table presents gross realized gains and losses related to our investments.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2016	2015	2016	2015
Gross realized gains	$1,346	$2,251	$5,226	$8,856
Gross realized losses	$(30)	$(191)	$(1,072)	$(426)

As of September 30, 2016 and 2015, gross unrealized losses related to individual securities in a continuous loss position for 12 months or longer were not significant.

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

	Fair Value Measurements at September 30, 2016 Using
(In thousands)	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$2,032	$2,032	$-	$-
Commercial Paper	3,585	-	3,585	-
Cash equivalents	5,617	2,032	3,585	-
Available-for-sale securities
Deferred compensation plan assets	13,808	13,808	-	-
Available-for-sale debt securities
Corporate bonds	59,986	-	59,986	-
Municipal fixed-rate bonds	17,639	-	17,639	-
Asset-backed bonds	22,613	-	22,613	-
Mortgage/Agency-backed bonds	15,036	-	15,036	-
U.S. government bonds	28,605	28,605	-	-
Foreign government bonds	6,430	-	6,430	-
Variable rate demand notes	12,315	-	12,315	-
Available-for-sale marketable equity securities
Marketable equity securities – technology industry	3,693	3,693	-	-
Marketable equity securities – other	23,674	23,674	-	-
Available-for-sale securities	203,799	69,780	134,019	-
Total	$209,416	$71,812	$137,604	$-

	Fair Value Measurements at December 31, 2015 Using
(In thousands)	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$1,271	$1,271	$-	$-
Commercial Paper	11,696	-	11,696	-
Cash equivalents	12,967	1,271	11,696	-
Available-for-sale securities
Deferred compensation plan assets	12,834	12,834	-	-
Available-for-sale debt securities
Corporate bonds	57,614	-	57,614	-
Municipal fixed-rate bonds	26,424	-	26,424	-
Asset-backed bonds	19,239	-	19,239	-
Mortgage/Agency-backed bonds	15,373	-	15,373	-
U.S. government bonds	35,398	35,398	-	-
Available-for-sale marketable equity securities
Marketable equity securities – technology industry	5,384	5,384	-	-
Marketable equity securities – other	28,867	28,867	-	-
Available-for-sale securities	201,133	82,483	118,650	-
Total	$214,100	$83,754	$130,346	$-

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

As of September 30, 2016 and December 31, 2015, we had no forward contracts outstanding.

The change in the fair values of our derivative instruments recorded in the Consolidated Statements of Income during the three and nine months ended September 30, 2016 and 2015 were as follows:

		Three Months Ended		Nine Months Ended
	Income Statement	September 30,		September 30,
(In thousands)	Location	2016	2015	2016	2015
Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	Other income (expense)	$(37)	$30	$153	$208

8. INVENTORY

At September 30, 2016 and December 31, 2015, inventory consisted of the following:

	September 30,	December 31,
(In thousands)	2016	2015
Raw materials	$37,879	$34,223
Work in process	3,044	2,893
Finished goods	55,111	54,417
Total	$96,034	$91,533

We establish reserves for estimated excess, obsolete, or unmarketable inventory equal to the difference between the cost of the inventory and the estimated fair value of the inventory based upon assumptions about future demand and market conditions. At September 30, 2016 and December 31, 2015, raw materials reserves totaled $18.3 million and $17.5 million, respectively, and finished goods inventory reserves totaled $10.1 million and $9.2 million, respectively.

9. GOODWILL AND INTANGIBLE ASSETS

Goodwill, all of which relates to our acquisition of Bluesocket, Inc., was $3.5 million at September 30, 2016 and December 31, 2015, and was previously recorded in our Enterprise Networks reportable segment. As a result of our new reporting structure, which is discussed further in Note 12, we reallocated goodwill from our Enterprise Networks reportable segment to our two, new reportable segments – Network Solutions and Services & Support. As a result, goodwill of $3.1 million and $0.4 million was reallocated to our Network Solutions and Services & Support reportable segments, respectively.

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

Intangible assets are included in other assets in the accompanying Consolidated Balance Sheets and include intangibles acquired in conjunction with our acquisitions of Objectworld Communications Corporation on September 15, 2009, Bluesocket, Inc. on August 4, 2011, the NSN BBA business on May 4, 2012, and CommScope’s active fiber access business on September 13, 2016.

The following table presents our intangible assets as of September 30, 2016 and December 31, 2015:

(In thousands)	September 30, 2016			December 31, 2015
	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Customer relationships	$7,178	$(3,147)	4,031	$5,828	$(2,627)	$3,201
Developed technology	6,609	(4,995)	1,614	5,720	(4,329)	1,391
Intellectual property	2,340	(2,096)	244	2,340	(1,854)	486
Supply agreement	1,400	(78)	1,322	-	-	-
License	500	(16)	484	-	-	-
Patent	500	(3)	497	-	-	-
Trade names	370	(272)	98	270	(265)	5
Non-compete	200	(4)	196	11	(11)	-
Total	$19,097	$(10,611)	$8,486	$14,169	$(9,086)	$5,083

Amortization expense, all of which relates to business acquisitions, was $0.5 million for the three months ended September 30, 2016 and 2015, and $1.4 million and $1.5 million for the nine months ended September 30, 2016 and 2015, respectively.

As of September 30, 2016, the estimated future amortization expense of our intangible assets is as follows:

(In thousands)	Amount
Remainder of 2016	$1,058
2017	2,901
2018	1,189
2019	675
2020	640
Thereafter	2,023
Total	$8,486

10. STOCKHOLDERS’ EQUITY

A summary of the changes in stockholders’ equity for the nine months ended September 30, 2016 is as follows:

(In thousands)	Stockholders’ Equity
Balance, December 31, 2015	$480,160
Net income	27,657
Dividend payments	(13,230)
Dividends accrued for unvested restricted stock units	(30)
Net unrealized losses on available-for-sale securities (net of tax)	(162)
Defined benefit plan adjustments	103
Foreign currency translation adjustment	1,202
Proceeds from stock option exercises	1,076
Purchase of treasury stock	(22,917)
Income tax effect of stock compensation arrangements	(263)
Stock-based compensation expense	4,601
Balance, September 30, 2016	$478,197

Stock Repurchase Program

Since 1997, our Board of Directors has approved multiple share repurchase programs that have authorized open market repurchase transactions of up to 50.0 million shares of our common stock, which will be implemented through open market or private purchases from time to time as conditions warrant. During the nine months ended September 30, 2016, we repurchased 1.2 million shares of our common stock at an average price of $18.34 per share. As of September 30, 2016, we have the authority to purchase an additional 4.6 million shares of our common stock under the current plans approved by the Board of Directors.

Stock Option Exercises

We issued 0.1 million shares of treasury stock during the nine months ended September 30, 2016 to accommodate employee stock option exercises. The stock options had exercise prices ranging from $15.29 to $18.97. We received proceeds totaling $1.1 million from the exercise of these stock options during the nine months ended September 30, 2016.

Dividend Payments

During the nine months ended September 30, 2016, we paid cash dividends as follows (in thousands except per share amounts):

Record Date	Payment Date	Per Share Amount	Total Dividend Paid
February 4, 2016	February 18, 2016	$0.09	$4,453
April 28, 2016	May 12, 2016	$0.09	$4,407
July 28, 2016	August 11, 2016	$0.09	$4,370

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

The following tables present changes in accumulated other comprehensive income, net of tax, by component for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30, 2016
(In thousands)	Unrealized Gains (Losses) on Available- for-Sale Securities	Defined Benefit Plan Adjustments	Foreign Currency Adjustments	Total
Beginning balance	$1,512	$(3,828)	$(6,379)	$(8,695)
Other comprehensive income (loss) before reclassifications	1,028	-	575	1,603
Amounts reclassified from accumulated other comprehensive income	(770)	36	-	(734)
Net current period other comprehensive income (loss)	258	36	575	869
Ending balance	$1,770	$(3,792)	$(5,804)	$(7,826)

	Three Months Ended September 30, 2015
(In thousands)	Unrealized Gains (Losses) on Available- for-Sale Securities	Defined Benefit Plan Adjustments	Foreign Currency Adjustments	Total
Beginning balance	$6,678	$(5,617)	$(5,728)	$(4,667)
Other comprehensive income (loss) before reclassifications	(3,034)	-	(1,351)	(4,385)
Amounts reclassified from accumulated other comprehensive income	(1,257)	71	-	(1,186)
Net current period other comprehensive income (loss)	(4,291)	71	(1,351)	(5,571)
Ending balance	$2,387	$(5,546)	$(7,079)	$(10,238)

The following tables present changes in accumulated other comprehensive income, net of tax, by component for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30, 2016
(In thousands)	Unrealized Gains (Losses) on Available- for-Sale Securities	Defined Benefit Plan Adjustments	Foreign Currency Adjustments	Total
Beginning balance	$1,932	$(3,895)	$(7,006)	$(8,969)
Other comprehensive income (loss) before reclassifications	2,267	-	1,202	3,469
Amounts reclassified from accumulated other comprehensive income	(2,429)	103	-	(2,326)
Net current period other comprehensive income (loss)	(162)	103	1,202	1,143
Ending balance	$1,770	$(3,792)	$(5,804)	$(7,826)

	Nine Months Ended September 30, 2015
(In thousands)	Unrealized Gains (Losses) on Available- for-Sale Securities	Defined Benefit Plan Adjustments	Foreign Currency Adjustments	Total
Beginning balance	$8,964	$(5,757)	$(3,282)	$(75)
Other comprehensive income (loss) before reclassifications	(1,497)	-	(3,797)	(5,294)
Amounts reclassified from accumulated other comprehensive income	(5,080)	211	-	(4,869)
Net current period other comprehensive income (loss)	(6,577)	211	(3,797)	(10,163)
Ending balance	$2,387	$(5,546)	$(7,079)	$(10,238)

The following tables present the details of reclassifications out of accumulated other comprehensive income for the three months ended September 30, 2016 and 2015:

(In thousands)	Three Months Ended September 30, 2016
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income Is Presented
Unrealized gains (losses) on available-for- sale securities:
Net realized gain on sales of securities	$1,268	Net realized investment gain
Impairment expense	(6)	Net realized investment gain
Defined benefit plan adjustments – actuarial losses	(51)	(1)
Total reclassifications for the period, before tax	1,211
Tax (expense) benefit	(477)
Total reclassifications for the period, net of tax	$734

(1)	Included in the computation of net periodic pension cost. See Note 4 of Notes to Consolidated Financial Statements.

(In thousands)	Three Months Ended September 30, 2015
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income Is Presented
Unrealized gains (losses) on available-for- sale securities:
Net realized gain on sales of securities	$2,098	Net realized investment gain
Impairment expense	(37)	Net realized investment gain
Defined benefit plan adjustments – actuarial losses	(103)	(1)
Total reclassifications for the period, before tax	1,958
Tax (expense) benefit	(772)
Total reclassifications for the period, net of tax	$1,186

(1)	Included in the computation of net periodic pension cost. See Note 4 of Notes to Consolidated Financial Statements.

The following tables present the details of reclassifications out of accumulated other comprehensive income for the nine months ended September 30, 2016 and 2015:

(In thousands)	Nine Months Ended September 30, 2016
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income Is Presented
Unrealized gains (losses) on available-for- sale securities:
Net realized gain on sales of securities	$4,383	Net realized investment gain
Impairment expense	(401)	Net realized investment gain
Defined benefit plan adjustments – actuarial losses	(149)	(1)
Total reclassifications for the period, before tax	3,833
Tax (expense) benefit	(1,507)
Total reclassifications for the period, net of tax	$2,326

(1)	Included in the computation of net periodic pension cost. See Note 4 of Notes to Consolidated Financial Statements.

(In thousands)	Nine Months Ended September 30, 2015
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income Is Presented
Unrealized gains (losses) on available-for- sale securities:
Net realized gain on sales of securities	$8,438	Net realized investment gain
Impairment expense	(110)	Net realized investment gain
Defined benefit plan adjustments – actuarial losses	(306)	(1)
Total reclassifications for the period, before tax	8,022
Tax (expense) benefit	(3,153)
Total reclassifications for the period, net of tax	$4,869

(1)	Included in the computation of net periodic pension cost. See Note 4 of Notes to Consolidated Financial Statements.

The following table presents the tax effects related to the change in each component of other comprehensive income for the three months ended September 30, 2016 and 2015:

	Three Months Ended			Three Months Ended
	September 30, 2016			September 30, 2015
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Unrealized gains (losses) on available-for-sale securities	$1,685	$(657)	$1,028	$(4,974)	$1,940	$(3,034)
Reclassification adjustment for amounts related to available-for-sale investments included in net income	(1,262)	492	(770)	(2,061)	804	(1,257)
Reclassification adjustment for amounts related to defined benefit plan adjustments included in net income	51	(15)	36	103	(32)	71
Foreign currency translation adjustment	575	-	575	(1,351)	-	(1,351)
Total Other Comprehensive Income (Loss)	$1,049	$(180)	$869	$(8,283)	$2,712	$(5,571)

The following table presents the tax effects related to the change in each component of other comprehensive income for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended			Nine Months Ended
	September 30, 2016			September 30, 2015
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Unrealized gains (losses) on available-for-sale securities	$3,716	$(1,449)	$2,267	$(2,454)	$957	$(1,497)
Reclassification adjustment for amounts related to available-for-sale investments included in net income	(3,982)	1,553	(2,429)	(8,328)	3,248	(5,080)
Reclassification adjustment for amounts related to defined benefit plan adjustments included in net income	149	(46)	103	306	(95)	211
Foreign currency translation adjustment	1,202	-	1,202	(3,797)	-	(3,797)
Total Other Comprehensive Income (Loss)	$1,085	$58	$1,143	$(14,273)	$4,110	$(10,163)

11. EARNINGS PER SHARE

A summary of the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2016 and 2015 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2016	2015	2016	2015
Numerator
Net income	$12,415	$7,067	$27,657	$12,928
Denominator
Weighted average number of shares – basic	48,470	49,862	48,839	51,682
Effect of dilutive securities
Stock options	137	29	137	94
Restricted stock and restricted stock units	71	36	60	16
Weighted average number of shares – diluted	48,678	49,927	49,036	51,792
Net income per share – basic	$0.26	$0.14	$0.57	$0.25
Net income per share – diluted	$0.26	$0.14	$0.56	$0.25

Anti-dilutive options to purchase common stock outstanding were excluded from the above calculations. Anti-dilutive options totaled 5.6 million and 6.0 million for the three months ended September 30, 2016 and 2015, respectively, and 5.7 million and 6.1 million for the nine months ended September 30, 2016 and 2015, respectively.

12. SEGMENT INFORMATION

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

The following table presents information about the reported sales and gross profit of our reportable segments for the three and nine months ended September 30, 2016 and 2015. We do not produce asset information by reportable segment; therefore, it is not reported.

	Three Months Ended
	September 30, 2016		September 30, 2015
(In thousands)	Sales	Gross Profit	Sales	Gross Profit
Network Solutions	$136,277	$65,289	$138,120	$62,151
Services & Support	32,613	10,519	19,958	8,498
Total	$168,890	$75,808	$158,078	$70,649

	Nine Months Ended
	September 30, 2016		September 30, 2015
(In thousands)	Sales	Gross Profit	Sales	Gross Profit
Network Solutions	$398,709	$195,804	$411,723	$179,984
Services & Support	75,086	24,753	49,328	24,474
Total	$473,795	$220,557	$461,051	$204,458

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

The Access & Aggregation category includes product and service families such as:

•	Total Access® 5000 Series Fiber to the Premises (FTTP) and Fiber to the Node (FTTN) Multi-Service Access Nodes (MSAN)
•	hiX 5600 Series fiber aggregation and Fiber to the Node (FTTN) Multi-Service Access Nodes (MSAN)
•	A9000 Series of EPON DOCSIS-provisioned Optical Line Terminals (OLT)
•	Fiber to the Distribution Point (FTTdp) Optical Network Units (ONU)
•	Optical Line Terminals (OLT)
•	Optical Networking Edge (ONE) aggregation
•	Distribution Point Units (DPUs)
•	IP Digital Subscriber Line Access Multiplexers (DSLAMs)
•	Cabinet and Outside-Plant (OSP) enclosures and services
•	Network Management and Cloud based software platforms and applications
•	Pluggable optical transceivers (i.e., SFP, SFP+, XFP, QSFP), cables and other miscellaneous materials
•	Other products and services that are generally applicable to Access & Aggregation

Customer Devices generally includes the products and services that provide end users access to the CSP network.  The Customer Devices portfolio includes a comprehensive array of service provider and enterprise hardware and software products and services.

The Customer Devices category includes products and services such as:

•	Broadband customer premise solutions, including Passive Optical Network (PON) and point-to-point Ethernet Optical Network Terminals (ONTs)
•	Radio Frequency over Glass (RFoG) MicroNodes
•	Residential and business gateways
•	Wi-Fi access points and associated powering and switching infrastructure
•	enterprise Session Border Controllers (eSBC)
•	Branch office and access routers
•	Carrier Ethernet services termination devices
•	VoIP media gateways
•	ProServices®
•	Planning, engineering, program management, maintenance, installation and commissioning services to implement the customer devices solutions into consumer, small business and enterprise locations
•	Other products and services that are generally applicable to customer devices

Traditional & Other Products generally includes a mix of prior generation technologies’ products and services, as well as other products and services that do not fit within the Access & Aggregation or Customer Devices categories.

The Traditional & Other Products category includes products and services such as:

•	Time Division Multiplexed (TDM) and Asynchronous Transfer Mode (ATM) based aggregation systems and customer devices
•	HDSL, ADSL and other mature technologies used to deliver business and residential services over the CSP access and customer networks
•	Other products and services that do not fit within the Access & Aggregation and Customer Devices categories

The table below presents sales information by category for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2016	2015	2016	2015
Access & Aggregation	$120,618	$103,431	$316,705	$309,014
Customer Devices	32,984	35,545	106,213	97,291
Traditional & Other Products	15,288	19,102	50,877	54,746
Total	$168,890	$158,078	$473,795	$461,051

13. LIABILITY FOR WARRANTY RETURNS

Our products generally include warranties of 90 days to ten years for product defects. We accrue for warranty returns at the time revenue is recognized based on our estimate of the cost to repair or replace the defective products. We engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers. Our products continue to become more complex in both size and functionality as many of our product offerings migrate from line card applications to total systems. The increasing complexity of our products will cause warranty incidences, when they arise, to be more costly. Our estimates regarding future warranty obligations may change due to product failure rates, material usage, and other rework costs incurred in correcting a product failure. In addition, from time to time, specific warranty accruals may be recorded if unforeseen problems arise. Should our actual experience relative to these factors be worse than our estimates, we will be required to record additional warranty expense. Alternatively, if we provide for more reserves than we require, we will reverse a portion of such provisions in future periods. The liability for warranty obligations totaled $8.8 million and $8.7 million at September 30, 2016 and December 31, 2015, respectively. During the three months ended September 30, 2016, we incurred an increase in warranty expense related to a product recall caused by a defect in a part provided by a third party supplier. These liabilities are included in accrued expenses in the accompanying Consolidated Balance Sheets.

A summary of warranty expense and write-off activity for the three and nine months ended September 30, 2016 and 2015 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2016	2015	2016	2015
Balance at beginning of period	$8,935	$8,933	$8,739	$8,415
Plus: Amounts charged to cost and expenses	4,012	777	6,341	1,905
Less: Deductions	(4,195)	(994)	(6,328)	(1,604)
Balance at end of period	$8,752	$8,716	$8,752	$8,716

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

We have committed to invest up to an aggregate of $7.9 million in two private equity funds, and we have contributed $8.4 million as of September 30, 2016, of which $7.7 million has been applied to these commitments.

15. SUBSEQUENT EVENTS

On October 18, 2016, we announced that our Board of Directors declared a quarterly cash dividend of $0.09 per common share to be paid to stockholders of record at the close of business on November 03, 2016. The payment date will be November 17, 2016. The quarterly dividend payment will be approximately $4.3 million. In July 2003, our Board of Directors elected to begin declaring quarterly dividends on our common stock considering the tax treatment of dividends and adequate levels of Company liquidity.

During the fourth quarter and as of November 8, 2016, we have repurchased 0.2 million shares of our common stock through open market purchases at an average cost of $17.96 per share. We currently have the authority to purchase an additional 4.4 million shares of our common stock under the current plan approved by the Board of Directors.

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

The Access & Aggregation category includes product and service families such as:

•	Total Access® 5000 Series Fiber to the Premises (FTTP) and Fiber to the Node (FTTN) Multi-Service Access Nodes (MSAN)
•	hiX 5600 Series fiber aggregation and Fiber to the Node (FTTN) Multi-Service Access Nodes (MSAN)
•	A9000 Series of EPON DOCSIS-provisioned Optical Line Terminals (OLT)
•	Fiber to the Distribution Point (FTTdp) Optical Network Units (ONU)
•	Optical Line Terminals (OLT)
•	Optical Networking Edge (ONE) aggregation
•	Distribution Point Units (DPUs)
•	IP Digital Subscriber Line Access Multiplexers (DSLAMs)
•	Cabinet and Outside-Plant (OSP) enclosures and services
•	Network Management and Cloud based software platforms and applications
•	Pluggable optical transceivers (i.e., SFP, SFP+, XFP, QSFP), cables and other miscellaneous materials
•	Other products and services that are generally applicable to Access & Aggregation

Customer Devices generally includes the products and services that provide end users access to the CSP network.  The Customer Devices portfolio includes a comprehensive array of service provider and enterprise hardware and software products and services.

The Customer Devices category includes products and services such as:

•	Broadband customer premise solutions, including Passive Optical Network (PON) and point-to-point Ethernet Optical Network Terminals (ONTs)
•	Radio Frequency over Glass (RFoG) MicroNodes
•	Residential and business gateways
•	Wi-Fi access points and associated powering and switching infrastructure
•	enterprise Session Border Controllers (eSBC)
•	Branch office and access routers
•	Carrier Ethernet services termination devices
•	VoIP media gateways
•	ProServices
•	Planning, engineering, program management, maintenance, installation and commissioning services to implement the customer devices solutions into consumer, small business and enterprise locations
•	Other products and services that are generally applicable to customer devices

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

Sales were $168.9 million and $473.8 million for the three and nine months ended September 30, 2016 compared to $158.1 million and $461.1 million for the three and nine months ended September 30, 2015. Our gross margin increased to 44.9% and 46.6% for the three and nine months ended September 30, 2016 from 44.7% and 44.3% for the three and nine months ended September 30, 2015. Our operating income margin increased to 6.0% and 6.4% for the three and nine months ended September 30, 2016 from 5.1% and 2.3% for the three and nine months ended September 30, 2015. Net income was $12.4 million and $27.7 million for the three and nine months ended September 30, 2016, compared to $7.1 million and $12.9 million for the three and nine months ended September 30, 2015. Our effective tax rate, excluding the tax impact of the bargain purchase gain, decreased to 25.9% and 34.0% for the three and nine months ended September 30, 2016 from 35.0% and 36.9% for the three and nine months ended September 30, 2015.  Earnings per share, assuming dilution, were $0.26 and $0.56 for the three and nine months ended September 30, 2016, compared to $0.14 and $0.25 for the three and nine months ended September 30, 2015.

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

RESULTS OF OPERATIONS – THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015

SALES

Our sales increased 6.8% from $158.1 million in the three months ended September 30, 2015 to $168.9 million in the three months ended September 30, 2016, and increased 2.8% from $461.1 million in the nine months ended September 30, 2015 to $473.8 million in the nine months ended September 30, 2016. The increase in sales for the three months ended September 30, 2016 is primarily attributable to a $17.2 million increase in our Access and Aggregation products, partially offset by a $3.8 million decrease in sales of our Traditional & Other products and a $2.6 million decrease in sales of our Customer Devices products. The increase in sales for the nine months ended September 30, 2016 is primarily attributable to a $8.9 million increase in sales of our Customer Devices products and a $7.7 million increase in sales of our Access & Aggregation products, partially offset by a $3.9 million decrease in sales of our Traditional & Other products.

Network Solutions sales decreased 1.3% from $138.1 million in the three months ended September 30, 2015 to $136.3 million in the three months ended September 30, 2016, and decreased 3.2% from $411.7 million in the nine months ended September 30, 2015 to $398.7 million in the nine months ended September 30, 2016. The decrease in sales for the three months ended September 30, 2016 is primarily attributable to a decrease in sales of Customer Devices products and Traditional & Other products, partially offset by an increase in Access & Aggregation products. The decrease in sales of our Customer Devices products is primarily attributable to decreased sales of our Ethernet products. The increase in sales of our Access and Aggregation products for the three months ended September 30, 2016 is primarily attributable to an increase in international hiX product sales. The decrease in sales for the nine months ended September 30, 2016 is primarily attributable to a decrease in sales of Access & Aggregation products and Traditional & Other products, partially offset by an increase in Customer Devices products. The decrease in sales of our Access and Aggregation products is primarily attributable to a decrease in international hiX product sales, partially offset by an increase in U.S. Total Access 5000 product sales. The increase in sales of our Customer Devices products is primarily attributable to increased sales of our FTTP ONT products and Ethernet products. While we expect that revenues from Traditional & Other products will continue to decline over time, these revenues may fluctuate and continue for years because of the time required for our customers to transition to newer technologies.

Services & Support sales increased 63.4% from $20.0 million in the three months ended September 30, 2015 to $32.6 million in the three months ended September 30, 2016, and increased 52.2% from $49.3 million in the nine months ended September 30, 2015 to $75.1 million in the nine months ended September 30, 2016. The increase in sales for the three and nine months ended September 30, 2016 is primarily attributable to an increase in network installation services for Access and Aggregation products.

International sales, which are included in the Network Solutions and Services & Support amounts discussed above, increased 6.7% from $38.6 million in the three months ended September 30, 2015 to $41.2 million in the three months ended September 30, 2016, and decreased 37.4% from $153.7 million in the nine months ended September 30, 2015 to $96.2 million in the nine months ended September 30, 2016. International sales, as a percentage of total sales, stayed consistent at 24.4% for the three months ended September 30, 2016 and 2015, and decreased from 33.3% for the nine months ended September 30, 2015 to 20.3% for the nine months ended September 30, 2016. Our international revenues are affected to a great extent by the timing of network upgrade projects at our larger European and Latin American customers and by changes in foreign exchange rates in territories in which we sell or products and services. Throughout 2016, our largest European customer has focused on completing network upgrade activities in regions outside of our footprint with them, and we currently expect this pattern to continue throughout the remainder of 2016. However, we expect that once current projects are completed, future network upgrades will resume in the second half of 2017 within our geographic footprint with this customer. Additionally, after reaching a cyclical high in the second quarter of 2014, the value of the Euro currency relative to the U.S. dollar declined significantly throughout the second half of 2014 and in 2015. Though the Euro-USD exchange rate appears to have stabilized since reaching a low in the fourth quarter of 2015, it remains approximately 20% below the highs of 2014. This decline in the value of the Euro throughout 2015 and into 2016 significantly reduced the U.S. dollar value of revenue from our European sales.

COST OF SALES

As a percentage of sales, cost of sales decreased from 55.3% in the three months ended September 30, 2015 to 55.1% in the three months ended September 30, 2016, and decreased from 55.7% in the nine months ended September 30, 2015 to 53.4% in the nine months ended September 30, 2016. The decrease in cost of sales as a percentage of sales for the three and nine months ended September 30, 2016 is primarily attributable to a regional revenue shift and customer and product mix, partially offset by a change in services mix, restructuring expenses and an increase in warranty expense related to a product recall caused by a defect in a part provided by a third party supplier.

Network Solutions cost of sales, as a percent of that segment’s sales, decreased from 55.0% in the three months ended September 30, 2015 to 52.1% in the three months ended September 30, 2016, and decreased from 56.3% in the nine months ended September 30, 2015 to 50.9% in the nine months ended September 30, 2016. The decrease in cost of sales as a percent of that segment’s sales for the three and nine months ended September 30, 2016 is primarily attributable to a regional revenue shift and customer and product mix, partially offset by restructuring expenses and an increase in warranty expense related to a product recall caused by a defect in a part provided by a third party supplier.

Services & Support cost of sales, as a percent of that segment’s sales, increased from 57.4% in the three months ended September 30, 2015 to 67.7% in the three months ended September 30, 2016, and increased from 50.4% in the nine months ended September 30, 2015 to 67.0% in the nine months ended September 30, 2016. The increase in cost of sales as a percent of that segment’s sales for the three and nine months ended September 30, 2016 is primarily attributable to an increase in network installation services, which have higher costs, versus a greater mix of maintenance and support services in the prior periods, and in restructuring expenses.

An important part of our strategy is to reduce the product cost of each succeeding product generation and then to lower the product’s price based on the cost savings achieved. This may cause variations in our gross profit percentage due to timing differences between the recognition of cost reductions and the lowering of product selling prices.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased 12.3% from $30.0 million in the three months ended September 30, 2015 to $33.7 million in the three months ended September 30, 2016, and increased 4.5% from $93.2 million in the nine months ended September 30, 2015 to $97.4 million in the nine months ended September 30, 2016. The increase in selling, general and administrative expenses for the three months ended September 30, 2016 is primarily attributable to an increase in variable incentive compensation expense, partially offset by a decrease in marketing expenses. The increase in selling, general and administrative expenses for the nine months ended September 30, 2016 is primarily attributable to an increase in variable incentive compensation expense and contract services, partially offset by a decrease in professional services and marketing expenses.

As a percentage of sales, selling, general and administrative expenses increased from 19.0% in the three months ended September 30, 2015 to 20.0% in the three months ended September 30, 2016, and increased from 20.2% in the nine months ended September 30, 2015 to 20.6% in the nine months ended September 30, 2016. Selling, general and administrative expenses as a percentage of sales may fluctuate whenever there is a significant fluctuation in revenues for the periods being compared.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses decreased 1.8% from $32.6 million in the three months ended September 30, 2015 to $32.0 million in the three months ended September 30, 2016, and decreased 7.8% from $100.6 million in the nine months ended September 30, 2015 to $92.7 million in the nine months ended September 30, 2016. The decrease in research and development expenses for the three months ended September 30, 2016 is primarily attributable to a decrease in compensation expense, lease expense and testing expense. The decrease in research and development expenses for the nine months ended September 30, 2016 is primarily attributable to a decrease in compensation expense, lease expense and testing expense, partially offset by an increase in contract services. The decrease in compensation expense and lease expense for the three and nine months ended September 30, 2016 was primary attributable to the consolidation of engineering resources that occurred during the second quarter of 2015.

As a percentage of sales, research and development expenses decreased from 20.6% in the three months ended September 30, 2015 to 18.9% in the three months ended September 30, 2016, and decreased from 21.8% in the nine months ended September 30, 2015 to 19.6% in the nine months ended September 30, 2016. Research and development expenses as a percentage of sales will fluctuate whenever there are incremental product development activities or a significant fluctuation in revenues for the periods being compared.

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

INTEREST AND DIVIDEND INCOME

Interest and dividend income increased 8.5%, or $0.1 million from the three months ended September 30, 2015 to the three months ended September 30, 2016, and was consistent at $2.7 million for the nine months ended September 30, 2016 and 2015. The increase in interest and dividend income for the three months ended September 30, 2016, is primarily attributable to an increase in the rate of return on fixed income investments.

INTEREST EXPENSE

Interest expense, which is primarily related to our taxable revenue bond, remained constant at $0.14 million and $0.15 million in the three months ended September 30, 2015 and 2016, respectively, and $0.4 million in the nine months ended September 30, 2015 and 2016, as we had no substantial change in our fixed-rate borrowing. See “Liquidity and Capital Resources” below for additional information on our revenue bond.

NET REALIZED INVESTMENT GAIN

Net realized investment gains decreased 36.1% from $2.1 million in the three months ended September 30, 2015 to $1.3 million in the three months ended September 30, 2016, and decreased 50.7% from $8.4 million in the nine months ended September 30, 2015 to $4.2 million in the nine months ended September 30, 2016. The decrease in realized investment gains for the three and nine months ended September 30, 2016 is primarily attributable to decreased gains from the sale of equity securities. See “Investing Activities” in “Liquidity and Capital Resources” below for additional information.

OTHER INCOME (EXPENSE), NET

Other income (expense), net, comprised primarily of miscellaneous income, gains and losses on foreign currency transactions, investment account management fees, and scrap raw material sales, changed from $0.1 million of income in the three months ended September 30, 2015 to $0.2 million of expense in the three months ended September 30, 2016, and changed from $0.8 million of expense in the nine months ended September 30, 2015 to $0.4 million of expense in the nine months ended September 30, 2016. The changes for the three and nine months ended September 30, 2016 is primarily attributable to foreign currency transactions.

INCOME TAXES

Our effective tax rate decreased from 36.9% in the nine months ended September 30, 2015 to 34.0%, excluding the tax impact of the bargain purchase gain, in the nine months ended September 30, 2016. The decrease in the effective tax rate between the two periods is primarily attributable to the research and development tax credit being made permanent.

NET INCOME

As a result of the above factors, net income increased $5.3 million from $7.1 million in the three months ended September 30, 2015 to $12.4 million in the three months ended September 30, 2016, and increased $14.7 million from $12.9 million in the nine months ended September 30, 2015 to $27.7 million in the nine months ended September 30, 2016.

As a percentage of sales, net income increased from 4.5% in the three months ended September 30, 2015 to 7.4% in the three months ended September 30, 2016, and increased from 2.8% in the nine months ended September 30, 2015 to 5.8% in the nine months ended September 30, 2016.

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

At September 30, 2016, cash on hand was $66.3 million and short-term investments were $55.5 million, which resulted in available short-term liquidity of $121.8 million, of which $45.3 million was held by our foreign subsidiaries. At December 31, 2015, cash on hand was $84.6 million and short-term investments were $34.4 million, which resulted in available short-term liquidity of $118.9 million, of which $38.9 million was held by our foreign subsidiaries. The increase in short-term liquidity from December 31, 2015 to September 30, 2016 is primarily attributable to shifts among available investment option tenures to provide funds for our short-term cash needs.

Operating Activities

Our working capital, which consists of current assets less current liabilities, increased 4.6% from $238.1 million as of December 31, 2015 to $249.2 million as of September 30, 2016. The increase in our working capital is primarily attributable to an increase in accounts receivable, partially offset by a decrease in other receivables and an increase in accounts payable, accrued expenses, and accrued wages and benefits. The quick ratio, defined as cash, cash equivalents, short-term investments, and net accounts receivable, divided by current liabilities, decreased from 2.06 as of December 31, 2015 to 1.93 as of September 30, 2016. The decrease in the quick ratio is primarily attributable to an increase in accounts receivable, partially offset by an increase in accounts payable, accrued expenses, and accrued wages and benefits. The current ratio, defined as current assets divided by current liabilities, decreased from 3.57 as of December 31, 2015 to 3.16 as of September 30, 2016. The decrease in the current ratio is primarily attributable to an increase in accounts payable, accrued expenses, accrued wages and benefits, and a decrease in other receivables, partially offset by an increase in accounts receivable.

Net accounts receivable increased 41.6% from $71.9 million at December 31, 2015 to $101.8 million at September 30, 2016. Our allowance for doubtful accounts was $19 thousand at December 31, 2015 and nil at September 30, 2016. Quarterly accounts receivable days sales outstanding (DSO) increased from 48 days as of December 31, 2015 to 55 days as of September 30, 2016. The change in net accounts receivable is due to changes in customer mix and the timing of sales and collections during the quarter. Certain international customers can have longer payment terms than U.S. customers. Other receivables decreased from $19.3 million at December 31, 2015 to $12.2 million at September 30, 2016. The decrease in other receivables is primarily attributable to the timing of filing returns and collections of VAT receivables in our international subsidiaries. Other receivables will also fluctuate due to the timing of shipments and collections for materials supplied to our contract manufacturers during the quarter.

Quarterly inventory turnover increased from 3.3 turns as of December 31, 2015 to 4.1 turns at September 30, 2016. Inventory increased 4.9% from December 31, 2015 to September 30, 2016. We expect inventory levels to fluctuate as we attempt to maintain sufficient inventory in response to services activity and seasonal cycles of our business, ensuring competitive lead times while managing the risk of inventory obsolescence that may occur due to rapidly changing technology and customer demand.

Accounts payable increased 38.5% from $48.7 million at December 31, 2015 to $67.4 million at September 30, 2016. Accounts payable will fluctuate due to variations in the timing of the receipt of supplies, inventory and services and our subsequent payments for these purchases.

Investing Activities

Capital expenditures totaled approximately $12.7 million and $7.8 million for the nine months ended September 30, 2016 and 2015, respectively. These expenditures were primarily used to purchase computer hardware, software, manufacturing and test equipment, and building improvements.

On September 13, 2016, we acquired key fiber access products, technologies and service relationships from subsidiaries of CommScope, Inc. for $0.9 million in cash. This acquisition will enhance our solutions for the cable MSO industry and will provide cable operators with the scalable solutions, services and support they require to compete in the multi-gigabit service delivery market. We recorded a bargain purchase gain of $3.6 million, net of income taxes, subject to customary working capital adjustments between the parties.

Our combined short-term and long-term investments increased $1.5 million from $232.4 million at December 31, 2015 to $233.9 million at September 30, 2016. This increase reflects funds available for investment provided by our operating activities and stock option exercises by our employees, partially offset by our cash needs for capital expenditures, purchases of treasury stock, and shareholder dividends, as well as net realized and unrealized gains and losses and amortization of net premiums on our combined investments.

We invest all available cash not required for immediate use in operations primarily in securities that we believe bear minimal risk of loss. At September 30, 2016 these investments included corporate bonds of $60.0 million, municipal fixed-rate bonds of $17.6 million, asset-backed bonds of $22.6 million, mortgage/agency-backed bonds of $15.0 million, U.S. government bonds of $28.6 million, foreign government bonds of $6.4 million, and variable rate demand notes of $12.3 million. At December 31, 2015, these investments included corporate bonds of $57.6 million, municipal fixed-rate bonds of $26.4 million, asset-backed bonds of $19.2 million, mortgage/agency-backed bonds of $15.4 million, and U.S. government bonds of $35.4 million. As of September 30, 2016, our corporate bonds, municipal fixed-rate bonds, asset-backed bonds, mortgage/agency-backed bonds, U.S. government bonds, foreign government bonds, and variable rate demand notes were classified as available-for-sale and had a combined duration of 1.0 years with an average Standard & Poor’s credit rating of AA-. Because our bond portfolio has a high quality rating and contractual maturities of a short duration, we are able to obtain prices for these bonds derived from observable market inputs, or for similar securities traded in an active market, on a daily basis.

Our long-term investments decreased 9.9% from $198.0 million at December 31, 2015 to $178.4 million at September 30, 2016. Long-term investments at September 30, 2016 and December 31, 2015 included an investment in a certificate of deposit of $28.9 and $30.0 million, respectively, which serves as collateral for our revenue bond. See “Debt” below for additional information. We have various equity investments included in long-term investments at a cost of $27.0 million and $31.6 million, and with a fair value of $27.4 million and $34.3 million, at September 30, 2016 and December 31, 2015, respectively.

Long-term investments at September 30, 2016 and December 31, 2015 also included $13.8 million and $12.8 million, respectively, related to our deferred compensation plans, and $1.2 million and $1.3 million, respectively, of other investments carried at cost, consisting of interests in two private equity funds and an investment in a privately held telecommunications equipment manufacturer.

We review our investment portfolio for potential “other-than-temporary” declines in value on an individual investment basis. We assess, on a quarterly basis, significant declines in value which may be considered other-than-temporary and, if necessary, recognize and record the appropriate charge to write-down the carrying value of such investments. In making this assessment, we take into consideration qualitative and quantitative information, including but not limited to the following: the magnitude and duration of historical declines in market prices, credit rating activity, assessments of liquidity, public filings, and statements made by the issuer. We generally begin our identification of potential other-than-temporary impairments by reviewing any security with a fair value that has declined from its original or adjusted cost basis by 25% or more for six or more consecutive months. We then evaluate the individual security based on the previously identified factors to determine the amount of the write-down, if any. For the three and nine months ended September 30, 2016 and 2015, other-than-temporary impairment charges were not significant.

Financing Activities

Dividends

In July 2003, our Board of Directors elected to begin declaring quarterly dividends on our common stock considering the tax treatment of dividends and adequate levels of Company liquidity. During the nine months ended September 30, 2016, we paid dividends totaling $13.2 million.

Debt

We have amounts outstanding under loans made pursuant to an Alabama State Industrial Development Authority revenue bond (the Bond) which totaled $28.9 million at September 30, 2016 and December 31, 2015. At September 30, 2016, the estimated fair value of the Bond was approximately $29.3 million, based on a debt security with a comparable interest rate and maturity and a Standard & Poor’s credit rating of AAA. Included in long-term investments are restricted funds in the amount of $28.9 million at September 30, 2016 and $30.0 million at December 31, 2015, which is a collateral deposit against the principal amount of the Bond. We have the right to set-off the balance of the Bond with the collateral deposit in order to reduce the balance of the indebtedness. The Bond matures on January 1, 2020, and bears interest at the rate of 2% per annum. In conjunction with this program, we are eligible to receive certain economic incentives from the state of Alabama that reduce the amount of payroll withholdings we are required to remit to the state for those employment positions that qualify under this program. We are required to make payments in the amounts necessary to pay the interest on the amounts currently outstanding. It is our intent to make annual principal payments in addition to the interest amounts that are due. In connection with this decision, $1.0 million of the Bond has been classified as a current liability in accounts payable in the Consolidated Balance Sheet at September 30, 2016.

Stock Repurchase Program

Since 1997, our Board of Directors has approved multiple share repurchase programs that have authorized open market repurchase transactions of up to 50.0 million shares of our common stock, which will be implemented through open market or private purchases from time to time as conditions warrant. During the nine months ended September 30, 2016, we repurchased 1.2 million shares of our common stock at an average price of $18.34 per share. As of September 30, 2016, we have the authority to purchase an additional 4.6 million shares of our common stock under the current plans approved by the Board of Directors.

Stock Option Exercises

We issued 0.1 million shares of treasury stock during the nine months ended September 30, 2016 to accommodate employee stock option exercises. The stock options had exercise prices ranging from $15.29 to $18.97. We received proceeds totaling $1.1 million from the exercise of these stock options during the nine months ended September 30, 2016.

Off-Balance Sheet Arrangements and Contractual Obligations

We do not have off-balance sheet financing arrangements and have not engaged in any related party transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources. During the nine months ended September 30, 2016, there have been no material changes in contractual obligations and commercial commitments from those discussed in our most recent Annual Report on Form 10-K for the year ended December 31, 2015 filed on February 24, 2016 with the SEC.

We have committed to invest up to an aggregate of $7.9 million in two private equity funds, and we have contributed $8.4 million as of September 30, 2016, of which $7.7 million has been applied to these commitments.

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

We maintain depository investments with certain financial institutions. Although these depository investments may exceed government insured depository limits, we have evaluated the credit worthiness of these financial institutions, and determined the risk of material financial loss due to exposure of such credit risk to be minimal. As of September 30, 2016, $64.4 million of our cash and cash equivalents, primarily certain domestic money market funds and foreign depository accounts, were in excess of government provided insured depository limits.

As of September 30, 2016, approximately $178.8 million of our cash and investments may be directly affected by changes in interest rates. We have performed a hypothetical sensitivity analysis assuming market interest rates increase or decrease by 50 basis points (bps) for an entire year, while all other variables remain constant. At September 30, 2016, we held $78.1 million of cash and variable-rate investments where a change in interest rates would impact our interest income. A hypothetical 50 bps decline in interest rates as of September 30, 2016 would reduce annualized interest income on our cash and investments by approximately $0.4 million. In addition, we held $100.7 million of fixed-rate bonds whose fair values may be directly affected by a change in interest rates. A hypothetical 50 bps increase in interest rates as of September 30, 2016 would reduce the fair value of our fixed-rate bonds by approximately $0.5 million.

As of September 30, 2015, approximately $182.6 million of our cash and investments was subject to being directly affected by changes in interest rates. We have performed a hypothetical sensitivity analysis assuming market interest rates increase or decrease by 50 bps for the entire year, while all other variables remain constant. A hypothetical 50 bps decline in interest rates as of September 30, 2015 would have reduced annualized interest income on our cash, money market instruments and variable rate demand notes by approximately $0.4 million. In addition, a hypothetical 50 bps increase in interest rates as of September 30, 2015 would have reduced the fair value of our municipal fixed-rate bonds and corporate bonds by approximately $0.6 million.

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

We have certain international customers who are invoiced or pay in a non-functional currency. Changes in the monetary exchange rates used to invoice such customers versus the functional currency of the entity billing such customers may adversely affect our results of operations and financial condition. To manage the volatility relating to these typical business exposures, we may enter into various derivative transactions, when appropriate. We do not hold or issue derivative instruments for trading or other speculative purposes. All non-functional currencies billed would result in a combined hypothetical gain or loss of $0.1 million if the U.S. dollar weakened or strengthened 10% against the billing currencies. Any gain or loss would be partially mitigated by these derivative instruments.

As of September 30, 2016, we had no material contracts, other than accounts receivable, accounts payable, and loans to a subsidiary, denominated in foreign currencies. As of September 30, 2016, we had no forward contracts outstanding.

For further information about the fair value of our available-for-sale investments and our derivative and hedging activities as of September 30, 2016, see Notes 6 and 7 of Notes to Consolidated Financial Statements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth repurchases of our common stock for the months indicated:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2016 – July 31, 2016	247,764	18.00	247,764	4,681,188
August 1, 2016 – August 31, 2016	104,784	17.92	104,784	4,576,404
September 1, 2016 – September 30, 2016	-	-	-	4,576,404
Total	352,548		352,548

On July 14, 2015, our Board of Directors authorized the repurchase of an additional 5.0 million shares of our common stock (bringing the total shares authorized for repurchase to 50.0 million). This authorization will be implemented through open market or private purchases from time to time as conditions warrant.

ITEM 6. EXHIBITS

Exhibits.

Exhibit No.	Description

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADTRAN, Inc. (Registrant)

Date: November 8, 2016	/s/ Roger D. Shannon
Roger D. Shannon
Senior Vice President of Finance,
Chief Financial Officer,
Corporate Treasurer and Secretary
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document