Form 10-Q
period 2017-03-31
ADTRAN INC
filed 2017-05-03
CIK 926282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 000-24612

ADTRAN, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	63-0918200
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
901 Explorer Boulevard Huntsville, Alabama	35806-2807
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (256) 963-8000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a small reporting company)	Small reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 20, 2017, the registrant had 48,323,754 shares of common stock, $0.01 par value per share, outstanding.

ADTRAN, Inc.

Quarterly Report on Form 10-Q

For the three months ended March 31, 2017

FORWARD LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of ADTRAN. ADTRAN and its representatives may from time to time make written or oral forward-looking statements, including statements contained in this report, our other filings with the Securities and Exchange Commission (SEC) and other communications with our stockholders. Generally, the words, “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “may,” “could” and similar expressions identify forward-looking statements. We caution you that any forward-looking statements made by us or on our behalf are subject to uncertainties and other factors that could cause such statements to be wrong. A list of factors that could materially affect our business, financial condition or operating results is included under “Factors that Could Affect Our Future Results” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 2 of Part I of this report. They have also been discussed in Item 1A of Part I in our most recent Annual Report on Form 10-K for the year ended December 31, 2016 filed on February 24, 2017 with the SEC. Though we have attempted to list comprehensively these important factors, we caution investors that other factors may prove to be important in the future in affecting our operating results. New factors emerge from time to time, and it is not possible for us to predict all of these factors, nor can we assess the impact each factor or a combination of factors may have on our business.

You are further cautioned not to place undue reliance on these forward-looking statements because they speak only of our views as of the date that the statements were made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADTRAN, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	March 31,	December 31,
	2017	2016
ASSETS
Current Assets
Cash and cash equivalents	$72,558	$79,895
Short-term investments	52,458	43,188
Accounts receivable, less allowance for doubtful accounts of $— at March 31, 2017 and December 31, 2016	85,396	92,346
Other receivables	13,398	15,137
Income tax receivable, net	—	760
Inventory, net	112,774	105,117
Prepaid expenses and other current assets	17,816	16,459
Total Current Assets	354,400	352,902
Property, plant and equipment, net	83,514	84,469
Deferred tax assets, net	39,085	38,036
Goodwill	3,492	3,492
Other assets	12,274	12,234
Long-term investments	174,413	176,102
Total Assets	$667,178	$667,235
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$74,300	$77,342
Unearned revenue	16,969	16,326
Accrued expenses	15,035	12,434
Accrued wages and benefits	12,199	20,433
Income tax payable, net	3,126	—
Total Current Liabilities	121,629	126,535
Non-current unearned revenue	5,675	6,333
Other non-current liabilities	30,861	28,050
Bonds payable	26,800	26,800
Total Liabilities	184,965	187,718
Commitments and contingencies (see Note 14)
Stockholders’ Equity
Common stock, par value $0.01 per share; 200,000 shares authorized; 79,652 shares issued and 48,321 shares outstanding at March 31, 2017 and 79,652 shares issued and 48,472 shares outstanding at December 31, 2016	797	797
Additional paid-in capital	254,965	252,957
Accumulated other comprehensive loss	(9,477)	(12,188)
Retained earnings	923,116	921,942
Less treasury stock at cost: 31,331 and 31,180 shares at March 31, 2017 and December 31, 2016, respectively	(687,188)	(683,991)
Total Stockholders’ Equity	482,213	479,517
Total Liabilities and Stockholders’ Equity	$667,178	$667,235

See notes to consolidated financial statements

ADTRAN, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2017	2016
Sales
Products	$143,597	$123,883
Services	26,682	18,321
Total Sales	170,279	142,204
Cost of sales
Products	76,659	64,073
Services	19,905	12,337
Total Cost of Sales	96,564	76,410
Gross Profit	73,715	65,794
Selling, general and administrative expenses	34,767	30,785
Research and development expenses	31,916	29,488
Operating Income	7,032	5,521
Interest and dividend income	933	855
Interest expense	(141)	(145)
Net realized investment gain	470	1,728
Other income, net	51	119
Income before provision for income taxes	8,345	8,078
Provision for income taxes	(1,694)	(3,064)
Net Income	$6,651	$5,014
Weighted average shares outstanding – basic	48,430	49,220
Weighted average shares outstanding – diluted	48,939	49,389
Earnings per common share – basic	$0.14	$0.10
Earnings per common share – diluted	$0.14	$0.10
Dividend per share	$0.09	$0.09

See notes to consolidated financial statements

ADTRAN, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2017	2016
Net Income	$6,651	$5,014
Other Comprehensive Income, net of tax:
Net unrealized gains (losses) on available-for-sale securities	1,335	(255)
Net unrealized gains on cash flow hedges	79	—
Defined benefit plan adjustments	55	45
Foreign currency translation	1,242	1,228
Other Comprehensive Income, net of tax	2,711	1,018
Comprehensive Income, net of tax	$9,362	$6,032

See notes to consolidated financial statements

ADTRAN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net income	$6,651	$5,014
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,323	3,347
Amortization of net premium on available-for-sale investments	124	220
Net realized gain on long-term investments	(470)	(1,728)
Net (gain) loss on disposal of property, plant and equipment	(16)	3
Stock-based compensation expense	1,883	1,558
Deferred income taxes	(1,947)	435
Changes in operating assets and liabilities:
Accounts receivable, net	7,247	4,752
Other receivables	1,884	10,200
Inventory	(7,399)	163
Prepaid expenses and other assets	(2,413)	(3,083)
Accounts payable	(1,713)	(6,520)
Accrued expenses and other liabilities	(3,166)	902
Income tax payable/receivable, net	4,049	413
Net cash provided by operating activities	9,037	15,676
Cash flows from investing activities:
Purchases of property, plant and equipment	(3,872)	(3,166)
Proceeds from disposals of property, plant and equipment	16	—
Proceeds from sales and maturities of available-for-sale investments	24,471	60,586
Purchases of available-for-sale investments	(29,517)	(52,053)
Net cash provided by (used in) investing activities	(8,902)	5,367
Cash flows from financing activities:
Proceeds from stock option exercises	1,377	247
Purchases of treasury stock	(5,559)	(11,003)
Dividend payments	(4,369)	(4,453)
Net cash used in financing activities	(8,551)	(15,209)
Net increase (decrease) in cash and cash equivalents	(8,416)	5,834
Effect of exchange rate changes	1,079	1,225
Cash and cash equivalents, beginning of period	79,895	84,550
Cash and cash equivalents, end of period	$72,558	$91,609
Supplemental disclosure of non-cash investing activities:
Purchases of property, plant and equipment included in accounts payable	$509	$485

See notes to consolidated financial statements

ADTRAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share amounts)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements of ADTRAN®, Inc. and its subsidiaries (ADTRAN) have been prepared pursuant to the rules and regulations for reporting on Quarterly Reports on Form 10-Q. Accordingly, certain information and notes required by generally accepted accounting principles for complete financial statements are not included herein. The December 31, 2016 Consolidated Balance Sheet is derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

In the opinion of management, all adjustments necessary to fairly state these interim statements have been recorded and are of a normal and recurring nature. The results of operations for an interim period are not necessarily indicative of the results for the full year. The interim statements should be read in conjunction with the financial statements and notes thereto included in ADTRAN’s Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 24, 2017 with the SEC.

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

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-04). ASU 2017-04 simplifies the measurement of goodwill by eliminating step 2 of the goodwill impairment test. Under ASU 2017-04, entities will be required to compare the fair value of a reporting unit to its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. ASU 2017-04 is effective for annual or interim impairment tests performed in fiscal years beginning after December 15, 2019, with early adoption permitted for annual or interim impairment tests performed on testing dates after January 1, 2017. The amendments should be applied prospectively. We are currently evaluating whether to early adopt ASU 2017-04, but we do not expect it will have a material impact on our financial position, results of operations or cash flows.

In March 2017, the FASB issued Accounting Standards Update No. 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (ASU 2017-07). ASU 2017-07 amends ASC 715, Compensation — Retirement Benefits, to require employers that present a measure of operating income in their statements of earnings to include only the service cost component of net periodic pension cost and net periodic postretirement benefit cost in operating expenses (together with other employee compensation costs). The other components of net benefit cost, including amortization of prior service cost/credit, and settlement and curtailment effects, are to be included in non-operating expenses. ASU 2017-07 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. We do not expect ASU 2017-07 will have a material impact on our financial position, results of operations or cash flows.

During the first quarter of 2017, we adopted the following accounting standards, which had no material effect on our financial position, results of operations or cash flows:

In July 2015, the FASB issued Accounting Standards Update No.  2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (ASU 2015-11). Currently, Topic 330, Inventory, requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. ASU 2015-11 does not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. ASU 2015-11 requires an entity to measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. We adopted ASU 2015-05 in the first quarter of 2017, and there was no material impact on our financial position, results of operations or cash flows.

In January 2017, we adopted ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. As a result, beginning in the first quarter of 2017, we began recognizing all excess tax benefits and tax deficiencies as income tax expense or benefit as a discrete event. The treatment of forfeitures has changed as we have elected to discontinue our past practice of estimating forfeitures and now account for forfeitures as they occur. As a result, we recorded an increase in additional paid in capital of $0.1 million, a charge to beginning retained earnings of $0.1 million, and an increase in the deferred tax assets related to non-qualified stock options and RSUs of $10 thousand. In addition, cash flows related to excess tax benefits will no longer be separately classified as a financing activity apart from other income tax cash flows within operating activities. We elected to retrospectively apply the changes in presentation to the statements of cash flows and no longer classify excess tax benefits as a financing activity, which had no effect on our cash flows for the three months ended March 31, 2016. There was no material impact on our financial position, results of operations or cash flows as a result of these changes.

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

We recorded a bargain purchase gain of $3.5 million during the third quarter of 2016, net of income taxes, subject to customary working capital adjustments between the parties. The bargain purchase gain of $3.5 million represents the excess fair value of the net assets acquired over the consideration exchanged. We have assessed the recognition and measurement of the assets acquired and liabilities assumed based on historical and pro forma data for future periods and have concluded that our valuation procedures and resulting measures were appropriate.

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

The following unaudited supplemental pro forma information presents the financial results as if the acquisition had occurred on January 1, 2015. This unaudited supplemental pro forma information does not purport to be indicative of what would have occurred had the acquisition been completed on January 1, 2015, nor is it indicative of any future results. Aside from revising the 2015 net income for the effect of the bargain purchase gain, there were no material, non-recurring adjustments to this unaudited pro forma information.

	Three Months Ended
	March 31,
(In thousands)	2016	2015
Pro forma revenue	$143,354	$143,980
Pro forma net income	$4,884	$6,418

For the three months ended March 31, 2017, we incurred acquisition and integration related expenses and amortization of acquired intangibles of $0.7 million related to this acquisition.

3. INCOME TAXES

Our effective tax rate decreased from 37.9% in the three months ended March 31, 2016 to 20.3% in the three months ended March 31, 2017. The decrease in the effective tax rate between the two periods is primarily attributable to an 11% effective rate reduction for a provision-to-return adjustment related to the assignment of research and development expenditures to specific company engineering locations, and the effective income tax rates among the respective jurisdictions.

4. PENSION BENEFIT PLAN

We maintain a defined benefit pension plan covering employees in certain foreign countries.

The following table summarizes the components of net periodic pension cost for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
(In thousands)	2017	2016
Service cost	$297	$297
Interest cost	143	176
Expected return on plan assets	(299)	(259)
Amortization of actuarial losses	73	43
Net periodic pension cost	$214	$257

5. STOCK-BASED COMPENSATION

The following table summarizes the stock-based compensation expense related to stock options, performance stock units (PSUs), restricted stock units (RSUs) and restricted stock for the three months ended March 31, 2017 and 2016, which was recognized as follows:

	Three Months Ended
	March 31,
(In thousands)	2017	2016
Stock-based compensation expense included in cost of sales	$91	$99
Selling, general and administrative expense	1,016	769
Research and development expense	776	690
Stock-based compensation expense included in operating expenses	1,792	1,459
Total stock-based compensation expense	1,883	1,558
Tax benefit for expense associated with non-qualified options	(380)	(212)
Total stock-based compensation expense, net of tax	$1,503	$1,346

Stock Options

The following table is a summary of our stock options outstanding as of December 31, 2016 and March 31, 2017 and the changes that occurred during the three months ended March 31, 2017:

(In thousands, except per share amounts)	Number of Options	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life In Years	Aggregate Intrinsic Value
Options outstanding, December 31, 2016	6,338	$22.14	5.63	$16,972
Options granted	—	$—
Options exercised	(82)	$16.84
Options forfeited	(12)	$17.84
Options expired	(16)	$26.18
Options outstanding, March 31, 2017	6,228	$22.21	5.38	$11,692
Options vested and expected to vest, March 31, 2017	6,228	$22.21	5.38	$11,692
Options exercisable, March 31, 2017	4,660	$23.78	4.47	$6,111

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (the difference between the closing price of our stock on the last trading day of the quarter and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2017. The aggregate intrinsic value will change based on the fair market value of our stock.

The total pre-tax intrinsic value of options exercised during the three months ended March 31, 2017 was $0.4 million.

As of March 31, 2017, there was $6.3 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over an average remaining recognition period of 2.0 years.

The fair value of our stock options is estimated using the Black-Scholes model. The determination of the fair value of stock options on the date of grant using the Black-Scholes model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables that may have a significant impact on the fair value estimate.

There were no options granted during the three months ended March 31, 2017 or 2016.

PSUs, RSUs and restricted stock

The following table is a summary of our PSUs, RSUs and restricted stock outstanding as of December 31, 2016 and the changes that occurred during the three months ended March 31, 2017:

(In thousands, except per share amounts)	Number of Shares	Weighted Avg. Grant Date Fair Value
Unvested PSUs, RSUs and restricted stock outstanding, December 31, 2016	519	$20.51
PSUs, RSUs and restricted stock granted	518	$22.25
PSUs, RSUs and restricted stock vested	(2)	$18.29
PSUs, RSUs and restricted stock forfeited	(2)	$20.00
Unvested PSUs, RSUs and restricted stock outstanding, March 31, 2017	1,033	$21.39

The fair value of our PSUs with market conditions is calculated using a Monte Carlo Simulation valuation method. The fair value of RSUs and restricted stock is equal to the closing price of our stock on the date of grant. During the first quarter of 2017, the Compensation Committee of the Board of Directors approved a PSU grant of 0.5 million shares that contain performance conditions. The fair value of these performance-based PSU awards was equal to the closing price of our stock on the date of grant.

As of March 31, 2017, there was $8.8 million of unrecognized compensation expense related to unvested market-based PSUs, RSUs and restricted stock, which is expected to be recognized over an average remaining recognition period of 3.2 years. In addition, there was $11.5 million of unrecognized compensation expense related to unvested performance-based PSUs, which will be recognized over the requisite service period of three years as achievement of the performance objective becomes probable. For the three months ended March 31, 2017, no compensation expense was recognized related to these performance-based PSU awards.

6. INVESTMENTS

At March 31, 2017, we held the following securities and investments, recorded at either fair value or cost:

	Amortized	Gross Unrealized		Carrying
(In thousands)	Cost	Gains	Losses	Value
Deferred compensation plan assets	$15,084	$2,314	$(26)	$17,372
Corporate bonds	72,324	99	(150)	72,273
Municipal fixed-rate bonds	10,970	14	(25)	10,959
Asset-backed bonds	11,832	10	(14)	11,828
Mortgage/Agency-backed bonds	12,370	23	(80)	12,313
U.S. government bonds	28,251	27	(231)	28,047
Foreign government bonds	3,279	—	—	3,279
Variable rate demand notes	10,505	—	—	10,505
Marketable equity securities	30,934	1,669	(842)	31,761
Available-for-sale securities held at fair value	$195,549	$4,156	$(1,368)	$198,337
Restricted investment held at cost				27,800
Other investments held at cost				734
Total carrying value of available-for-sale investments				$226,871

At December 31, 2016, we held the following securities and investments, recorded at either fair value or cost:

	Amortized	Gross Unrealized		Carrying
(In thousands)	Cost	Gains	Losses	Value
Deferred compensation plan assets	$12,367	$2,271	$(42)	$14,596
Corporate bonds	66,522	64	(174)	66,412
Municipal fixed-rate bonds	11,799	12	(37)	11,774
Asset-backed bonds	10,201	19	(14)	10,206
Mortgage/Agency-backed bonds	13,080	15	(91)	13,004
U.S. government bonds	30,022	15	(270)	29,767
Foreign government bonds	3,729	2	(1)	3,730
Variable rate demand notes	11,855	—	—	11,855
Marketable equity securities	30,571	311	(1,503)	29,379
Available-for-sale securities held at fair value	$190,146	$2,709	$(2,132)	$190,723
Restricted investment held at cost				27,800
Other investments held at cost				767
Total carrying value of available-for-sale investments				$219,290

As of March 31, 2017, our corporate bonds, municipal fixed-rate bonds, asset-backed bonds, mortgage/agency-backed bonds, U.S. government bonds, foreign government bonds and variable rate demand notes had the following contractual maturities:

(In thousands)	Corporate bonds	Municipal fixed-rate bonds	Asset- backed bonds	Mortgage / Agency- backed bonds	U.S. government bonds	Foreign government bonds	Variable rate demand notes
Less than one year	$31,566	$8,237	$—	$—	$750	$1,400	$—
One to two years	20,265	1,540	1,017	976	6,365	1,329	—
Two to three years	19,036	—	2,078	726	8,569	550	—
Three to five years	1,406	1,182	7,416	—	12,363	—	1,790
Five to ten years	—	—	1,173	1,896	—	—	2,000
More than ten years	—	—	144	8,715	—	—	6,715
Total	$72,273	$10,959	$11,828	$12,313	$28,047	$3,279	$10,505

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Our investment policy provides limitations for issuer concentration, which limits, at the time of purchase, the concentration in any one issuer to 5% of the market value of our total investment portfolio.

At March 31, 2017, we held a $27.8 million restricted certificate of deposit, which is carried at cost. This investment serves as a collateral deposit against the principal amount outstanding under loans made to ADTRAN pursuant to an Alabama State Industrial Development Authority revenue bond (the Bond), which totaled $27.8 million at March 31, 2017 and December 31, 2016. At March 31, 2017, the estimated fair value of the Bond using a level 2 valuation technique was approximately $27.9 million, based on a debt security with a comparable interest rate and maturity and a Standard and Poor’s credit rating of AAA. We have the right to set-off the balance of the Bond with the collateral deposit in order to reduce the balance of the indebtedness. The Bond matures on January 1, 2020, and bears interest at the rate of 2% per annum. In conjunction with this program, we are eligible to receive certain economic incentives from the state of Alabama that reduce the amount of payroll withholdings we are required to remit to the state for those employment positions that qualify under this program. We are required to make payments in the amounts necessary to pay the interest on the amounts currently outstanding. It is our intent to make annual principal payments in addition to the interest amounts that are due.

We review our investment portfolio for potential “other-than-temporary” declines in value on an individual investment basis. We assess, on a quarterly basis, significant declines in value which may be considered other-than-temporary and, if necessary, recognize and record the appropriate charge to write-down the carrying value of such investments. In making this assessment, we take into consideration qualitative and quantitative information, including but not limited to the following: the magnitude and duration of historical declines in market prices, credit rating activity, assessments of liquidity, public filings, and statements made by the issuer. We generally begin our identification of potential other-than-temporary impairments by reviewing any security with a fair value that has declined from its original or adjusted cost basis by 25% or more for six or more consecutive months. We then evaluate the individual security based on the previously identified factors to determine the amount of the write-down, if any. For the three months ended March 31, 2017 and 2016, other-than-temporary impairment charges were not significant.

Realized gains and losses on sales of securities are computed under the specific identification method. The following table presents gross realized gains and losses related to our investments.

	Three Months Ended
	March 31,
(In thousands)	2017	2016
Gross realized gains	$719	$2,364
Gross realized losses	$(249)	$(636)

As of March 31, 2017 and 2016, gross unrealized losses related to individual securities in a continuous loss position for 12 months or longer were not significant.

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

	Fair Value Measurements at March 31, 2017 Using
(In thousands)	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$5,915	$5,915	$—	$—
Commercial Paper	3,499	—	3,499	—
Cash equivalents	9,414	5,915	3,499	—
Available-for-sale securities
Deferred compensation plan assets	17,372	17,372	—	—
Available-for-sale debt securities
Corporate bonds	72,273	—	72,273	—
Municipal fixed-rate bonds	10,959	—	10,959	—
Asset-backed bonds	11,828	—	11,828	—
Mortgage/Agency-backed bonds	12,313	—	12,313	—
U.S. government bonds	28,047	28,047	—	—
Foreign government bonds	3,279	—	3,279	—
Variable rate demand notes	10,505	—	10,505	—
Available-for-sale marketable equity securities
Marketable equity securities – various industries	31,761	31,761	—	—
Available-for-sale securities	198,337	77,180	121,157	—
Total	$207,751	$83,095	$124,656	$—

	Fair Value Measurements at December 31, 2016 Using
(In thousands)	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$6,878	$6,878	$—	$—
Commercial Paper	17,222	—	17,222	—
Cash equivalents	24,100	6,878	17,222	—
Available-for-sale securities
Deferred compensation plan assets	14,596	14,596	—	—
Available-for-sale debt securities
Corporate bonds	66,412	—	66,412	—
Municipal fixed-rate bonds	11,774	—	11,774	—
Asset-backed bonds	10,206	—	10,206	—
Mortgage/Agency-backed bonds	13,004	—	13,004	—
U.S. government bonds	29,767	29,767	—	—
Foreign government bonds	3,730	—	3,730	—
Variable rate demand notes	11,855	—	11,855	—
Available-for-sale marketable equity securities
Marketable equity securities – various industries	29,379	29,379	—	—
Available-for-sale securities	190,723	73,742	116,981	—
Total	$214,823	$80,620	$134,203	$—

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

7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We participate in foreign exchange forward contracts in connection with the management of exposure to fluctuations in foreign exchange rates.

Cash Flow Hedges

Our cash flow hedging activities utilize foreign exchange forward contracts to reduce the risk that movements in exchange rates will adversely affect the net cash flows resulting from the planned purchase of products from foreign suppliers. Purchases of U.S. denominated inventory by our European subsidiary represent our primary exposure. Changes in the fair value of derivatives designated as cash flow hedges are not recognized in current operating results, but are recorded in accumulated other comprehensive income.  Amounts related to cash flow hedges are reclassified from accumulated other comprehensive income when the underlying hedged item impacts earnings. This reclassification is recorded in the same line item of the consolidated statements of income as where the effects of the hedged item are recorded, which is cost of sales.

Undesignated Hedges

We have certain customers and suppliers who are invoiced or pay in a non-functional currency. Changes in the monetary exchange rates may adversely affect our results of operations and financial condition, as outstanding non-functional balances are revalued to the functional currency through profit and loss. When appropriate, we utilize foreign exchange forward contracts to help manage the volatility relating to these valuation exposures. All changes in the fair value of our derivative instruments that do not qualify for or are not designated for hedged accounting transactions are recognized as other income (expense) in the Consolidated Statements of Income.

As of March 31, 2017, we had foreign exchange forward contracts outstanding with notional amounts totaling $15.0 million (€14.1 million), which hedge a portion of projected inventory purchases expected to be settled in the third and fourth quarters of 2017. We have determined that there was no hedge ineffectiveness for the quarter ended March 31, 2017 related to these contracts.

We do not hold or issue derivative instruments for trading or other speculative purposes. Our derivative instruments are recorded in the Consolidated Balance Sheets at their fair values. Our derivative instruments are not subject to master netting arrangements and are not offset in the Consolidated Balance Sheets.

The fair values of our derivative instruments recorded in the Consolidated Balance Sheet as of March 31, 2017 and December 31, 2016 were as follows:

(In thousands)	Balance Sheet Location	March 31, 2017	December 31, 2016
Derivatives Designated as Hedging Instruments (Level 2):
Foreign exchange contracts – asset derivatives	Other receivables	$79	$—
Derivatives Not Designated as Hedging Instruments (Level 2):
Foreign exchange contracts – asset derivatives	Other receivables	1	159
Total derivatives		$80	$159

The change in the fair values of our derivative instruments recorded in the Consolidated Statements of Income during three months ended March 31, 2017 and 2016 were as follows:

		Three Months Ended
	Income Statement	March 31,
(In thousands)	Location	2017	2016
Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	Other income (expense)	(34)	(47)

The change in our derivatives designated as hedging instruments recorded in other comprehensive income (OCI) and reclassified to income during the three months ended March 31, 2017 and 2016 were as follows:

	Amount of Gains (Losses) Recognized in			Amount of Gains (Losses) Reclassified
	OCI on Derivatives			from AOCI into Income
	Three Months Ended		Location of Gains	Three Months Ended
	March 31,		(Losses) Reclassified	March 31,
(In thousands)	2017	2016	from AOCI into Income	2017	2016
Derivatives Designated as Hedging Instruments:
Foreign exchange contracts	$79	$—	Cost of Sales	$—	$—

8. INVENTORY

At March 31, 2017 and December 31, 2016, inventory consisted of the following:

	March 31,	December 31,
(In thousands)	2017	2016
Raw materials	$43,197	$40,461
Work in process	3,277	4,003
Finished goods	66,300	60,653
Total	$112,774	$105,117

We establish reserves for estimated excess, obsolete, or unmarketable inventory equal to the difference between the cost of the inventory and the estimated fair value of the inventory based upon assumptions about future demand and market conditions. At March 31, 2017 and December 31, 2016, raw materials reserves totaled $14.5 million and $14.6 million, respectively, and finished goods inventory reserves totaled $11.6 million and $10.6 million, respectively.

9. GOODWILL AND INTANGIBLE ASSETS

Goodwill, all of which relates to our acquisition of Bluesocket, Inc., was $3.5 million at March 31, 2017 and December 31, 2016, of which $3.1 million and $0.4 million is allocated to our Network Solutions and Services & Support reportable segments, respectively.

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

The following table presents our intangible assets as of March 31, 2017 and December 31, 2016:

(In thousands)	March 31, 2017			December 31, 2016
	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Customer relationships	$6,951	$(3,423)	3,528	$6,899	$(3,208)	$3,691
Developed technology	6,474	(5,302)	1,172	6,444	(5,061)	1,383
Intellectual property	2,340	(2,163)	177	2,340	(2,129)	211
Supply agreement	1,400	(1,011)	389	1,400	(544)	856
License	500	(210)	290	500	(113)	387
Patent	500	(37)	463	500	(20)	480
Trade names	370	(297)	73	370	(285)	85
Non-compete	200	(48)	152	200	(26)	174
Total	$18,735	$(12,491)	$6,244	$18,653	$(11,386)	$7,267

Amortization expense, all of which relates to business acquisitions, was $1.1 million and $0.4 million for the three months ended March 31, 2017 and 2016, respectively.

As of March 31, 2017, the estimated future amortization expense of our intangible assets is as follows:

(In thousands)	Amount
Remainder of 2017	$1,820
2018	1,172
2019	659
2020	624
2021	571
Thereafter	1,398
Total	$6,244

10. STOCKHOLDERS’ EQUITY

A summary of the changes in stockholders’ equity for the three months ended March 31, 2017 is as follows:

(In thousands)	Stockholders’ Equity
Balance, December 31, 2016	$479,517
Net income	6,651
Dividend payments	(4,369)
Dividends accrued for unvested restricted stock units	(8)
Net unrealized gains on available-for-sale securities (net of tax)	1,335
Net unrealized gains on cash flow hedges	79
Defined benefit plan adjustments (net of tax)	55
Foreign currency translation adjustment	1,242
Proceeds from stock option exercises	1,377
Purchase of treasury stock	(5,559)
ASU 2016-09 adoption	10
Stock-based compensation expense	1,883
Balance, March 31, 2017	$482,213

Stock Repurchase Program

Since 1997, our Board of Directors has approved multiple share repurchase programs that have authorized open market repurchase transactions of up to 50.0 million shares of our common stock, which will be implemented through open market or private purchases from time to time as conditions warrant. During the three months ended March 31, 2017, we repurchased 0.3 million shares of our common stock at an average price of $21.44 per share. As of March 31, 2017, we have the authority to purchase an additional 4.2 million shares of our common stock under the current plans approved by the Board of Directors.

Stock Option Exercises

We issued 0.1 million shares of treasury stock during the three months ended March 31, 2017 to accommodate employee stock option exercises. The stock options had exercise prices ranging from $15.29 to $23.02. We received proceeds totaling $1.4 million from the exercise of these stock options during the three months ended March 31, 2017.

Dividend Payments

During the three months ended March 31, 2017, we paid cash dividends as follows (in thousands except per share amounts):

Record Date	Payment Date	Per Share Amount	Total Dividend Paid
February 2, 2017	February 16, 2017	$0.09	$4,369

Other Comprehensive Income

Other comprehensive income consists of unrealized gains (losses) on available-for-sale securities, unrealized gains (losses) on cash flow hedges, reclassification adjustments for amounts included in net income related to impairments of available-for-sale securities, realized gains (losses) on available-for-sale securities, and amortization of actuarial gains (losses) related to our defined benefit plan, defined benefit plan adjustments, and foreign currency translation adjustments.

The following tables present changes in accumulated other comprehensive income, net of tax, by component for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017
(In thousands)	Unrealized Gains (Losses) on Available- for-Sale Securities	Unrealized Gains (Losses) on Cash Flow Hedges	Defined Benefit Plan Adjustments	Foreign Currency Adjustments	Total
Beginning balance	$404	$—	$(5,017)	$(7,575)	$(12,188)
Other comprehensive income (loss) before reclassifications	1,620	79	—	1,242	2,941
Amounts reclassified from accumulated other comprehensive income	(285)	—	55	—	(230)
Net current period other comprehensive income (loss)	1,335	79	55	1,242	2,711
Ending balance	$1,739	$79	$(4,962)	$(6,333)	$(9,477)

	Three Months Ended March 31, 2016
(In thousands)	Unrealized Gains (Losses) on Available- for-Sale Securities	Defined Benefit Plan Adjustments	Foreign Currency Adjustments	Total
Beginning balance	$1,932	$(3,895)	$(7,006)	$(8,969)
Other comprehensive income (loss) before reclassifications	758	—	1,228	1,986
Amounts reclassified from accumulated other comprehensive income	(1,013)	45	—	(968)
Net current period other comprehensive income (loss)	(255)	45	1,228	1,018
Ending balance	$1,677	$(3,850)	$(5,778)	$(7,951)

The following tables present the details of reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2017 and 2016

(In thousands)	Three Months Ended March 31, 2017
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income Is Presented
Unrealized gains (losses) on available-for- sale securities:
Net realized gain on sales of securities	$572	Net realized investment gain
Impairment expense	(103)	Net realized investment gain
Defined benefit plan adjustments – actuarial losses	(80)	(1)
Total reclassifications for the period, before tax	389
Tax (expense) benefit	(159)
Total reclassifications for the period, net of tax	$230

(1)	Included in the computation of net periodic pension cost. See Note 4 of Notes to Consolidated Financial Statements.

(In thousands)	Three Months Ended March 31, 2016
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income Is Presented
Unrealized gains (losses) on available-for- sale securities:
Net realized gain on sales of securities	$1,761	Net realized investment gain
Impairment expense	(100)	Net realized investment gain
Defined benefit plan adjustments – actuarial losses	(65)	(1)
Total reclassifications for the period, before tax	1,596
Tax (expense) benefit	(628)
Total reclassifications for the period, net of tax	$968

(1)	Included in the computation of net periodic pension cost. See Note 4 of Notes to Consolidated Financial Statements.

The following table presents the tax effects related to the change in each component of other comprehensive income for the three months ended March 31, 2017 and 2016:

	Three Months Ended			Three Months Ended
	March 31, 2017			March 31, 2016
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Unrealized gains (losses) on available-for-sale securities	$2,656	$(1,036)	$1,620	$1,244	$(486)	$758
Unrealized gains (losses) on cash flow hedges	79	—	79	—	—	—
Reclassification adjustment for amounts related to available-for-sale investments included in net income	(469)	184	(285)	(1,661)	648	(1,013)
Reclassification adjustment for amounts related to defined benefit plan adjustments included in net income	80	(25)	55	65	(20)	45
Foreign currency translation adjustment	1,242	—	1,242	1,228	—	1,228
Total Other Comprehensive Income (Loss)	$3,588	$(877)	$2,711	$876	$142	$1,018

11. EARNINGS PER SHARE

A summary of the calculation of basic and diluted earnings per share for the three months ended March 31, 2017 and 2016 is as follows:

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2017	2016
Numerator
Net income	$6,651	$5,014
Denominator
Weighted average number of shares – basic	48,430	49,220
Effect of dilutive securities
Stock options	416	120
PSUs, RSUs and restricted stock	93	49
Weighted average number of shares – diluted	48,939	49,389
Net income per share – basic	$0.14	$0.10
Net income per share – diluted	$0.14	$0.10

Anti-dilutive options to purchase common stock outstanding were excluded from the above calculations. Anti-dilutive options totaled 4.0 million and 5.9 million for the three months ended March 31, 2017 and 2016, respectively.

12. SEGMENT INFORMATION

We operate in two reportable segments: (1) Network Solutions and (2) Services & Support. Network Solutions includes hardware products and next-generation virtualized solutions used in service provider or business networks, as well as prior-generation products. Services & Support includes our suite of ProCloud® managed services, network installation, engineering and maintenance services, and fee-based technical support and equipment repair/replacement plans.

We evaluate the performance of our segments based on gross profit; therefore, selling, general and administrative expenses, research and development expenses, interest and dividend income, interest expense, net realized investment gain/loss, other income/expense and provision for taxes are reported on a company-wide, functional basis only. There are no inter-segment revenues.

The following table presents information about the reported sales and gross profit of our reportable segments for the three months ended March 31, 2017 and 2016 . We do not produce asset information by reportable segment; therefore, it is not reported.

	Three Months Ended
	March 31, 2017		March 31, 2016
(In thousands)	Sales	Gross Profit	Sales	Gross Profit
Network Solutions	$143,597	$66,938	$123,883	$59,810
Services & Support	26,682	6,777	18,321	5,984
Total	$170,279	$73,715	$142,204	$65,794

Sales by Category

In addition to our reporting segments, we also report revenue for the following three categories – Access & Aggregation, Customer Devices, and Traditional & Other Products.

The table below presents sales information by category for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
(In thousands)	2017	2016
Access & Aggregation	$120,143	$93,855
Customer Devices	36,268	32,353
Traditional & Other Products	13,868	15,996
Total	$170,279	$142,204

13. LIABILITY FOR WARRANTY RETURNS

Our products generally include warranties of 90 days to five years for product defects. We accrue for warranty returns at the time revenue is recognized based on our estimate of the cost to repair or replace the defective products. We engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers. Our products continue to become more complex in both size and functionality as many of our product offerings migrate from line card applications to total systems. The increasing complexity of our products will cause warranty incidences, when they arise, to be more costly. Our estimates regarding future warranty obligations may change due to product failure rates, material usage, and other rework costs incurred in correcting a product failure. In addition, from time to time, specific warranty accruals may be recorded if unforeseen problems arise. Should our actual experience relative to these factors be worse than our estimates, we will be required to record additional warranty expense. Alternatively, if we provide for more reserves than we require, we will reverse a portion of such provisions in future periods. The liability for warranty obligations totaled $9.0 million and $8.5 million at March 31, 2017 and December 31, 2016, respectively. During the three months ended March 31, 2017, we recorded a receivable and a reduction in warranty expense related to a settlement with a third party supplier for a defective component. These liabilities are included in accrued expenses in the accompanying Consolidated Balance Sheets.

A summary of warranty expense and write-off activity for the three months ended March 31, 2017 and 2016 is as follows:

	Three Months Ended
	March 31,
(In thousands)	2017	2016
Balance at beginning of period	$8,548	$8,739
Plus: Amounts charged to cost and expenses	(741)	898
Less: Deductions	1,181	(595)
Balance at end of period	$8,988	$9,042

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

We have committed to invest up to an aggregate of $7.9 million in two private equity funds, and we have contributed $8.4 million as of March 31, 2017, of which $7.7 million has been applied to these commitments.

15. SUBSEQUENT EVENTS

On April 18, 2017, we announced that our Board of Directors declared a quarterly cash dividend of $0.09 per common share to be paid to stockholders of record at the close of business on May 4, 2017. The payment date will be May 18, 2017. The quarterly dividend payment will be approximately $4.3 million. In July 2003, our Board of Directors elected to begin declaring quarterly dividends on our common stock considering the tax treatment of dividends and adequate levels of Company liquidity.

During the second quarter and as of May 3, 2017, we have repurchased 50 thousand shares of our common stock through open market purchases at an average cost of $19.91 per share. We currently have the authority to purchase an additional 4.1 million shares of our common stock under the current plan approved by the Board of Directors.

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

Sales were $170.3 million for the three months ended March 31, 2017 compared to $142.2 million for the three months ended March 31, 2016. Our gross margin decreased to 43.3% for the three months ended March 31, 2017 from 46.3% for the three months ended March 31, 2016. Our operating income margin increased to 4.1% for the three months ended March 31, 2017 from 3.9% for the three months ended March 31, 2016. Net income was $6.7 million for the three months ended March 31, 2017, compared to $5.0 million for the three months ended March 31, 2016. Our effective tax rate decreased to 20.3% for the three months ended March 31, 2017 from 37.9% for the three months ended March 31, 2016.  Earnings per share, assuming dilution, were $0.14 for the three months ended March 31, 2017, compared to $0.10 for the three months ended March 31, 2016.

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

Accordingly, our historical financial performance is not necessarily a meaningful indicator of future results, and, in general, management expects that our financial results may vary from period to period. Factors that could materially affect our business, financial condition or operating results are included in Item 1A of Part I in our most recent Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 24, 2017 with the SEC.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our critical accounting policies and estimates have not changed significantly from those detailed in our most recent Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 24, 2017 with the SEC.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition, which is incorporated herein by reference.

RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH 31, 2017 COMPARED TO THREE MONTHS ENDED MARCH 31, 2016

SALES

Our sales increased 19.7% from $142.2 million in the three months ended March 31, 2016 to $170.3 million in the three months ended March 31, 2017. The increase in sales for the three months ended March 31, 2017 is primarily attributable to a $26.3 million increase in sales of our Access & Aggregation products, a $3.9 million increase in sales of our Customer Devices products, partially offset by a $2.1 million decrease in sales of our Traditional & Other products.

Network Solutions sales increased 15.9% from $123.9 million in the three months ended March 31, 2016 to $143.6 million in the three months ended March 31, 2017. The increase in sales for the three months ended March 31, 2017 is primarily attributable to an increase in sales of Access & Aggregation products and Customer Devices products, partially offset by a decrease in sales of our Traditional & Other products. The increase in sales of our Access & Aggregation products for the three months ended March 31, 2017 is primarily attributable to increased VDSL2 vectoring product sales in the European carrier market. The increase in sales of our Customer Devices products is primarily attributable to increased fiber product sales in the North American cable MSO market. While we expect that revenues from Traditional & Other products will continue to decline over time, these revenues may fluctuate and continue for years because of the time required for our customers to transition to newer technologies.

Services & Support sales increased 45.6% from $18.3 million in the three months ended March 31, 2016 to $26.7 million in the three months ended March 31, 2017. The increase in sales for the three months ended March 31, 2017 is primarily attributable to an increase in network installation services for Access & Aggregation products.

International sales, which are included in the Network Solutions and Services & Support amounts discussed above, increased 97.3% from $25.9 million in the three months ended March 31, 2016 to $51.0 million in the three months ended March 31, 2017. International sales, as a percentage of total sales, increased from 18.2% for the three months ended March 31, 2016 to 30.0% for the three months ended March 31, 2017. Our international revenues are affected to a great extent by the timing of network upgrade projects at our larger European customers and by changes in foreign exchange rates in territories in which we sell our products and services. In first quarter 2017, international network upgrades resumed; whereas, in 2016 our largest European customer focused on completing network upgrade activities in regions outside of our footprint with them.

COST OF SALES

As a percentage of sales, cost of sales increased from 53.7% in the three months ended March 31, 2016 to 56.7% in the three months ended March 31, 2017. The increase in cost of sales as a percentage of sales for the three months ended March 31, 2017 is primarily attributable to a regional revenue shift, customer and product mix, and services and support mix, partially offset by a reduction in warranty expense related to a settlement with a third party supplier for a defective component and purchase discounts received from a contract manufacturer.

Network Solutions cost of sales, as a percent of that segment’s sales, increased from 51.7% in the three months ended March 31, 2016 to 53.4% in the three months ended March 31, 2017. The increase in the cost of sales percentage for the three months ended March 31, 2017 is primarily attributable to a regional revenue shift and customer and product mix, partially offset by a reduction in warranty expense related to a settlement with a third party supplier for a defective component and purchase discounts received from a contract manufacturer.

Services & Support cost of sales, as a percent of that segment’s sales, increased from 67.3% in the three months ended March 31, 2016 to 74.6% in the three months ended March 31, 2017. The increase in the cost of sales percentage for the three months ended March 31, 2017 is primarily attributable to an increase in network installation services in the first quarter of 2017, which have higher costs, as opposed to a greater mix of maintenance and support services, which have lower costs, realized in the first quarter of 2016.

An important part of our strategy is to reduce the product cost of each succeeding product generation and then to lower the product’s price based on the cost savings achieved. This may cause variations in our gross profit percentage due to timing differences between the recognition of cost reductions and the lowering of product selling prices.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased 12.9% from $30.8 million in the three months ended March 31, 2016 to $34.8 million in the three months ended March 31, 2017. The increase in selling, general and administrative expenses for the three months ended March 31, 2017 is primarily attributable to increases in ERP implementation expenses, travel expenses and performance-based compensation expense.

As a percentage of sales, selling, general and administrative expenses decreased from 21.6% in the three months ended March 31, 2016 to 20.4% in the three months ended March 31, 2017. Selling, general and administrative expenses as a percentage of sales may fluctuate whenever there is a significant fluctuation in revenues for the periods being compared.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased 8.2% from $29.5 million in the three months ended March 31, 2016 to $31.9 million in the three months ended March 31, 2017. The increase in research and development expenses for the three months ended March 31, 2017 is primarily attributable to an increase in labor and engineering materials cost related to customer specific projects and amortization of intangibles acquired in the third quarter of 2016.

As a percentage of sales, research and development expenses decreased from 20.7% in the three months ended March 31, 2016 to 18.7% in the three months ended March 31, 2017. Research and development expenses as a percentage of sales will fluctuate whenever there are incremental product development activities or a significant fluctuation in revenues for the periods being compared.

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

INTEREST AND DIVIDEND INCOME

Interest and dividend income increased 9.1%, or $0.1 million, in the three months ended March 31, 2016 to the three months ended March 31, 2017. The increase in interest and dividend income for the three months ended March 31, 2017 is primarily attributable to an increase in the rate of return on fixed income investments.

INTEREST EXPENSE

Interest expense, which is primarily related to our taxable revenue bond, remained constant at $0.1 million in the three months ended March 31, 2016 and 2017, respectively, as we had no substantial change in our fixed-rate borrowing. See “Liquidity and Capital Resources” below for additional information on our revenue bond.

NET REALIZED INVESTMENT GAIN

Net realized investment gains decreased 72.8% from $1.7 million in the three months ended March 31, 2016 to $0.5 million in the three months ended March 31, 2017. The decrease in realized investment gains for the three months ended March 31, 2017 is primarily attributable to decreased gains from the sale of equity securities. See “Investing Activities” in “Liquidity and Capital Resources” below for additional information.

OTHER INCOME (EXPENSE), NET

Other income (expense), net, comprised primarily of miscellaneous income, gains and losses on foreign currency transactions, investment account management fees, and scrap raw material sales, remained constant at $0.1 million of income in the three months ended March 31, 2016 and 2017, respectively.

INCOME TAXES

Our effective tax rate decreased from 37.9% in the three months ended March 31, 2016 to 20.3% in the three months ended March 31, 2017. The decrease in the effective tax rate between the two periods is primarily attributable to an 11% effective rate reduction for a provision-to-return adjustment related to the assignment of research and development expenditures to specific company engineering locations, and the effective income tax rates among the respective jurisdictions.

NET INCOME

As a result of the above factors, net income increased $1.6 million from $5.0 million in the three months ended March 31, 2016 to $6.7 million in the three months ended March 31, 2017.

As a percentage of sales, net income increased from 3.5% in the three months ended March 31, 2016 to 3.9% in the three months ended March 31, 2017.

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

At March 31, 2017, cash on hand was $72.6 million and short-term investments were $52.5 million, which resulted in available short-term liquidity of $125.0 million, of which $51.9 million was held by our foreign subsidiaries. At December 31, 2016, cash on hand was $79.9 million and short-term investments were $43.2 million, which resulted in available short-term liquidity of $123.1 million, of which $42.1 million was held by our foreign subsidiaries. We intend to permanently reinvest these funds outside the U.S. and our current business plans do not indicate a need to repatriate to fund domestic operations. The increase in short-term liquidity from December 31, 2016 to March 31, 2017 is primarily attributable to shifts among available investment option tenures to provide funds for our short-term cash needs.

Operating Activities

Our working capital, which consists of current assets less current liabilities, increased 2.8% from $226.4 million as of December 31, 2016 to $232.8 million as of March 31, 2017, and our current ratio, defined as current assets divided by current liabilities, increased from 2.79 as of December 31, 2016 to 2.91 as of March 31, 2017. The increase in our working capital and current ratio is primarily attributable to an increase in inventory and a decrease in accounts payable and accrued wages and benefits, partially offset by a decrease in accounts receivable and an increase in accrued expenses and income tax payable. The quick ratio, defined as cash, cash equivalents, short-term investments, and net accounts receivable, divided by current liabilities, increased from 1.70 as of December 31, 2016 to 1.73 as of March 31, 2017. The increase in the quick ratio is primarily attributable to a decrease in accrued wages and benefits and accounts payable, partially offset by an increase in accrued expenses and income tax payable.

Accounts receivable decreased 7.5% from $92.3 million at December 31, 2016 to $85.4 million at March 31, 2017. We had no allowance for doubtful accounts at December 31, 2016 or March 31, 2017. Quarterly accounts receivable days sales outstanding (DSO) decreased from 52 days as of December 31, 2016 to 45 days as of March 31, 2017. The change in net accounts receivable is due to changes in customer mix and the timing of sales and collections during the quarter. Certain international customers can have longer payment terms than U.S. customers. Other receivables decreased from $15.1 million at December 31, 2016 to $13.4 million at March 31, 2017. The decrease in other receivables is primarily attributable to the timing of filing returns and collections of VAT receivables in our international subsidiaries. Other receivables will also fluctuate due to the timing of shipments and collections for materials supplied to our contract manufacturers during the quarter.

Quarterly inventory turnover decreased from 3.67 turns as of December 31, 2016 to 3.55 turns at March 31, 2017. Inventory increased 7.3% from December 31, 2016 to March 31, 2017. The increase in inventory at March 31, 2017 is primarily attributable to customer specific projects and volume discount purchases. We expect inventory levels to fluctuate as we attempt to maintain sufficient inventory in response to services activity and seasonal cycles of our business, ensuring competitive lead times while managing the risk of inventory obsolescence that may occur due to rapidly changing technology and customer demand.

Accounts payable decreased 3.9% from $77.3 million at December 31, 2016 to $74.3 million at March 31, 2017. Accounts payable will fluctuate due to variations in the timing of the receipt of supplies, inventory and services and our subsequent payments for these purchases.

Investing Activities

Capital expenditures totaled approximately $3.9 million and $3.2 million for the three months ended March 31, 2017 and 2016, respectively. These expenditures were primarily used to purchase computer hardware, software, manufacturing and test equipment, and building improvements.

Our combined short-term and long-term investments increased $7.6 million from $219.3 million at December 31, 2016 to $226.9 million at March 31, 2017. This increase reflects funds available for investment provided by our operating activities and stock option exercises by our employees, partially offset by our cash needs for capital expenditures, purchases of treasury stock, and shareholder dividends, as well as net realized and unrealized gains and losses and amortization of net premiums on our combined investments.

We invest all available cash not required for immediate use in operations primarily in securities that we believe bear minimal risk of loss. At March 31, 2017 these investments included corporate bonds of $72.3 million, municipal fixed-rate bonds of $11.0 million, asset-backed bonds of $11.8 million, mortgage/agency-backed bonds of $12.3 million, U.S. government bonds of $28.0 million, foreign government bonds of $3.3 million and variable rate demand notes of $10.5 million. At December 31, 2016, these investments included corporate bonds of $66.4 million, municipal fixed-rate bonds of $11.8 million, asset-backed bonds of $10.2 million, mortgage/agency-backed bonds of $13.0 million, U.S. government bonds of $29.8 million, foreign government bonds of $3.7 million and variable rate demand notes of $11.9 million. As of March 31, 2017, our corporate bonds, municipal fixed-rate bonds, asset-backed bonds, mortgage/agency-backed bonds, U.S. government bonds, foreign government bonds and variable rate demand notes were classified as available-for-sale and had a combined duration of 1.1 years with an average Standard & Poor’s credit rating of AA-. Because our bond portfolio has a high quality rating and contractual maturities of a short duration, we are able to obtain prices for these bonds derived from observable market inputs, or for similar securities traded in an active market, on a daily basis.

Our long-term investments decreased 1.0% from $176.1 million at December 31, 2016 to $174.4 million at March 31, 2017. Long-term investments at March 31, 2017 and December 31, 2016 included an investment in a certificate of deposit of $27.8 million, which serves as collateral for our revenue bond. See “Debt” below for additional information. We have various equity investments included in long-term investments at a cost of $30.9 million and $30.6 million, and with a fair value of $31.8 million and $29.4 million, at March 31, 2017 and December 31, 2016, respectively.

Long-term investments at March 31, 2017 and December 31, 2016 also included $17.4 million and $14.6 million, respectively, related to our deferred compensation plans, and $0.7 million and $0.8 million, respectively, of other investments carried at cost, consisting of interests in two private equity funds and an investment in a privately held telecommunications equipment manufacturer.

We review our investment portfolio for potential “other-than-temporary” declines in value on an individual investment basis. We assess, on a quarterly basis, significant declines in value which may be considered other-than-temporary and, if necessary, recognize and record the appropriate charge to write-down the carrying value of such investments. In making this assessment, we take into consideration qualitative and quantitative information, including but not limited to the following: the magnitude and duration of historical declines in market prices, credit rating activity, assessments of liquidity, public filings, and statements made by the issuer. We generally begin our identification of potential other-than-temporary impairments by reviewing any security with a fair value that has declined from its original or adjusted cost basis by 25% or more for six or more consecutive months. We then evaluate the individual security based on the previously identified factors to determine the amount of the write-down, if any. For the three months ended March 31, 2017 and 2016, other-than-temporary impairment charges were not significant.

Financing Activities

Dividends

In July 2003, our Board of Directors elected to begin declaring quarterly dividends on our common stock considering the tax treatment of dividends and adequate levels of Company liquidity. During the three months ended March 31, 2017, we paid dividends totaling $4.4 million.

Debt

We have amounts outstanding under loans made pursuant to an Alabama State Industrial Development Authority revenue bond (the Bond) which totaled $27.8 million at March 31, 2017 and December 31, 2016. At March 31, 2017, the estimated fair value of the Bond was approximately $27.9 million, based on a debt security with a comparable interest rate and maturity and a Standard & Poor’s credit rating of AAA. Included in long-term investments are restricted funds in the amount of $27.8 million at March 31, 2017 and December 31, 2016, which is a collateral deposit against the principal amount of the Bond. We have the right to set-off the balance of the Bond with the collateral deposit in order to reduce the balance of the indebtedness. The Bond matures on January 1, 2020, and bears interest at the rate of 2% per annum. In conjunction with this program, we are eligible to receive certain economic incentives from the state of Alabama that reduce the amount of payroll withholdings we are required to remit to the state for those employment positions that qualify under this program. We are required to make payments in the amounts necessary to pay the interest on the amounts currently outstanding. It is our intent to make annual principal payments in addition to the interest amounts that are due. In connection with this decision, $1.0 million of the Bond has been classified as a current liability in accounts payable in the Consolidated Balance Sheet at March 31, 2017.

Stock Repurchase Program

Since 1997, our Board of Directors has approved multiple share repurchase programs that have authorized open market repurchase transactions of up to 50.0 million shares of our common stock, which will be implemented through open market or private purchases from time to time as conditions warrant. During the three months ended March 31, 2017, we repurchased 0.3 million shares of our common stock at an average price of $21.44 per share. As of March 31, 2017, we have the authority to purchase an additional 4.2 million shares of our common stock under the current plans approved by the Board of Directors.

Stock Option Exercises

We issued 0.1 million shares of treasury stock during the three months ended March 31, 2017 to accommodate employee stock option exercises. The stock options had exercise prices ranging from $15.29 to $23.02. We received proceeds totaling $1.4 million from the exercise of these stock options during the three months ended March 31, 2017.

Off-Balance Sheet Arrangements and Contractual Obligations

We do not have off-balance sheet financing arrangements and have not engaged in any related party transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources. During the three months ended March 31, 2017, there have been no material changes in contractual obligations and commercial commitments from those discussed in our most recent Annual Report on Form 10-K for the year ended December 31, 2016 filed on February 24, 2017 with the SEC.

We have committed to invest up to an aggregate of $7.9 million in two private equity funds, and we have contributed $8.4 million as of March 31, 2017, of which $7.7 million has been applied to these commitments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates, foreign currency rates and prices of marketable equity and fixed-income securities. The primary objective of the large majority of our investment activities is to preserve principal while at the same time achieving appropriate yields without significantly increasing risk. To achieve this objective, a majority of our marketable securities are investment grade corporate bonds, municipal fixed-rate bonds, asset-backed bonds, mortgage/agency backed bonds, U.S. and foreign government bonds, variable rate demand notes and municipal money market instruments denominated in U.S. dollars. Our investment policy provides limitations for issuer concentration, which limits, at the time of purchase, the concentration in any one issuer to 5% of the market value of our total investment portfolio.

We maintain depository investments with certain financial institutions. Although these depository investments may exceed government insured depository limits, we have evaluated the credit worthiness of these financial institutions, and determined the risk of material financial loss due to exposure of such credit risk to be minimal. As of March 31, 2017, $68.9 million of our cash and cash equivalents, primarily certain domestic money market funds, commercial paper and foreign depository accounts, were in excess of government provided insured depository limits.

As of March 31, 2017, approximately $169.3 million of our cash and investments may be directly affected by changes in interest rates. We have performed a hypothetical sensitivity analysis assuming market interest rates increase or decrease by 50 basis points (bps) for an entire year, while all other variables remain constant. At March 31, 2017, we held $74.6 million of cash and variable-rate investments where a change in interest rates would impact our interest income. A hypothetical 50 bps decline in interest rates as of March 31, 2017 would reduce annualized interest income on our cash and investments by approximately $0.4 million. In addition, we held $94.6 million of fixed-rate bonds whose fair values may be directly affected by a change in interest rates. A hypothetical 50 bps increase in interest rates as of March 31, 2017 would reduce the fair value of our fixed-rate bonds by approximately $0.5 million.

As of March 31, 2016, approximately $162.8 million of our cash and investments was subject to being directly affected by changes in interest rates. We have performed a hypothetical sensitivity analysis assuming market interest rates increase or decrease by 50 bps for the entire year, while all other variables remain constant. A hypothetical 50 bps decline in interest rates as of March 31, 2016 would have reduced annualized interest income on our cash, money market instruments and variable rate demand notes by approximately $0.3 million. In addition, a hypothetical 50 bps increase in interest rates as of March 31, 2016 would have reduced the fair value of our municipal fixed-rate bonds and corporate bonds by approximately $0.5 million.

We are exposed to changes in foreign currency exchange rates to the extent that such changes affect our revenue and gross margin on revenue derived from some international customers, expenses, and assets and liabilities held in non-functional currencies related to our foreign subsidiaries. Our primary exposures to foreign currency exchange rates are with our German subsidiary, whose functional currency is the Euro, our Australian subsidiary, whose functional currency is the Australian dollar, and our Mexican subsidiary, whose functional currency is the United States dollar. We are exposed to changes in foreign currency exchange rates to the extent of our German subsidiary’s use of contract manufacturers and raw material suppliers whom we predominately pay in U.S. dollars. We may establish cash flow hedges utilizing foreign exchange forward contracts to reduce the risk that movements in exchange rates will adversely affect the net cash flows resulting from the planned purchase of products from foreign suppliers. As a result, changes in currency exchange rates could cause variations in gross margin in the products that we sell in the EMEA region.

We have certain customers and suppliers who are invoiced or pay in a non-functional currency. Changes in the monetary exchange rates may adversely affect our results of operations and financial condition, as outstanding non-functional balances are revalued to the functional currency through profit and loss. When appropriate, we utilize foreign exchange forward contracts to help manage the volatility relating to these valuation exposures. All changes in the fair value of our derivative instruments that do not qualify for or are not designated for hedged accounting transactions are recognized as other income (expense) in the Consolidated Statements of Income. We do not hold or issue derivative instruments for trading or other speculative purposes. All non-functional currencies billed would result in a combined hypothetical gain or loss of $0.1 million if the U.S. dollar weakened or strengthened 10% against the billing currencies. Any gain or loss would be partially mitigated by these derivative instruments.

As of March 31, 2017, we had no material contracts, other than accounts receivable, accounts payable, and loans to a subsidiary, denominated in foreign currencies. As of March 31, 2017, we had forward contracts outstanding with notional amounts totaling $15.0 million (€14.1 million).

For further information about the fair value of our available-for-sale investments and our derivative and hedging activities as of March 31, 2017, see Notes 6 and 7 of Notes to Consolidated Financial Statements.

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

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

A list of factors that could materially affect our business, financial condition or operating results is described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to our risk factors since our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth repurchases of our common stock for the months indicated:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2017 – January 31, 2017	—	—	—	4,414,908
February 1, 2017 – February 28, 2017	259,292	21.44	259,292	4,155,616
March 1, 2017 – March 31, 2017	—	—	—	4,155,616
Total	259,292		259,292

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

ADTRAN, Inc. (Registrant)

Date: May 3, 2017	/s/ Roger D. Shannon
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