Form 10-Q
period 2017-09-30
ADTRAN INC
filed 2017-11-07
CIK 926282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of October 23, 2017, the registrant had 48,149,591 shares of common stock, $0.01 par value per share, outstanding.

ADTRAN, Inc.

Quarterly Report on Form 10-Q

For the Three and Nine Months Ended September 30, 2017

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADTRAN, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	September 30,	December 31,
	2017	2016
ASSETS
Current Assets
Cash and cash equivalents	$128,253	$79,895
Short-term investments	31,385	43,188
Accounts receivable, less allowance for doubtful accounts of $— at September 30, 2017 and December 31, 2016	101,613	92,346
Other receivables	18,541	15,137
Income tax receivable, net	—	760
Inventory, net	116,230	105,117
Prepaid expenses and other current assets	23,127	16,459
Total Current Assets	419,149	352,902
Property, plant and equipment, net	85,665	84,469
Deferred tax assets, net	37,130	38,036
Goodwill	3,492	3,492
Other assets	13,135	12,234
Long-term investments	136,987	176,102
Total Assets	$695,558	$667,235
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$73,127	$77,342
Unearned revenue	13,651	16,326
Accrued expenses	15,099	12,434
Accrued wages and benefits	15,345	20,433
Income tax payable, net	7,696	—
Total Current Liabilities	124,918	126,535
Non-current unearned revenue	4,918	6,333
Other non-current liabilities	34,756	28,050
Bonds payable	26,800	26,800
Total Liabilities	191,392	187,718
Commitments and contingencies (see Note 14)
Stockholders’ Equity
Common stock, par value $0.01 per share; 200,000 shares authorized; 79,652 shares issued and 48,003 shares outstanding at September 30, 2017 and 79,652 shares issued and 48,472 shares outstanding at December 31, 2016	797	797
Additional paid-in capital	258,655	252,957
Accumulated other comprehensive loss	(4,256)	(12,188)
Retained earnings	941,845	921,942
Less treasury stock at cost: 31,649 and 31,180 shares at September 30, 2017 and December 31, 2016, respectively	(692,875)	(683,991)
Total Stockholders’ Equity	504,166	479,517
Total Liabilities and Stockholders’ Equity	$695,558	$667,235

See notes to consolidated financial statements

ADTRAN, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Sales
Products	$145,467	$136,277	$444,607	$398,709
Services	39,645	32,613	95,457	75,086
Total Sales	185,112	168,890	540,064	473,795
Cost of sales
Products	73,528	70,988	229,845	202,905
Services	25,086	22,094	65,374	50,333
Total Cost of Sales	98,614	93,082	295,219	253,238
Gross Profit	86,498	75,808	244,845	220,557
Selling, general and administrative expenses	34,652	33,716	104,102	97,367
Research and development expenses	33,528	31,962	98,945	92,727
Operating Income	18,318	10,130	41,798	30,463
Interest and dividend income	952	910	2,857	2,692
Interest expense	(139)	(143)	(417)	(430)
Net realized investment gain	1,009	1,316	2,869	4,154
Other expense, net	(933)	(246)	(1,686)	(378)
Gain on bargain purchase of a business	—	3,550	—	3,550
Income before provision for income taxes	19,207	15,517	45,421	40,051
Provision for income taxes	(3,309)	(3,102)	(10,471)	(12,394)
Net Income	$15,898	$12,415	$34,950	$27,657

Weighted average shares outstanding – basic	47,870	48,470	48,110	48,839
Weighted average shares outstanding – diluted	48,531	48,678	48,618	49,036

Earnings per common share – basic	$0.33	$0.26	$0.73	$0.57
Earnings per common share – diluted	$0.33	$0.26	$0.72	$0.56
Dividend per share	$0.09	$0.09	$0.27	$0.27

See notes to consolidated financial statements

ADTRAN, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net Income	$15,898	$12,415	$34,950	$27,657
Other Comprehensive Income, net of tax
Net unrealized gains (losses) on available-for-sale securities	804	258	2,512	(162)
Net unrealized gains (losses) on cash flow hedges	142	—	(196)	—
Defined benefit plan adjustments	73	36	214	103
Foreign currency translation	1,541	575	5,402	1,202
Other Comprehensive Income, net of tax	2,560	869	7,932	1,143
Comprehensive Income, net of tax	$18,458	$13,284	$42,882	$28,800

See notes to consolidated financial statements

ADTRAN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net income	$34,950	$27,657
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,034	10,260
Amortization of net premium on available-for-sale investments	352	489
Net realized gain on long-term investments	(2,869)	(4,154)
Net (gain) loss on disposal of property, plant and equipment	(10)	21
Gain on bargain purchase of a business	—	(3,550)
Stock-based compensation expense	5,573	4,601
Deferred income taxes	—	(463)
Changes in operating assets and liabilities:
Accounts receivable, net	(6,975)	(29,370)
Other receivables	(2,924)	7,475
Inventory	(9,483)	(683)
Prepaid expenses and other assets	(9,647)	(5,180)
Accounts payable	(4,727)	16,363
Accrued expenses and other liabilities	(2,820)	7,307
Income tax payable/receivable, net	8,571	(2,941)
Net cash provided by operating activities	22,025	27,832

Cash flows from investing activities:
Purchases of property, plant and equipment	(12,304)	(12,684)
Proceeds from disposals of property, plant and equipment	16	—
Proceeds from sales and maturities of available-for-sale investments	137,272	141,103
Purchases of available-for-sale investments	(79,713)	(139,181)
Acquisition of business	—	(943)
Net cash provided by (used in) investing activities	45,271	(11,705)

Cash flows from financing activities:
Proceeds from stock option exercises	6,606	1,076
Purchases of treasury stock	(17,348)	(22,917)
Dividend payments	(13,031)	(13,230)
Net cash used in financing activities	(23,773)	(35,071)

Net increase (decrease) in cash and cash equivalents	43,523	(18,944)
Effect of exchange rate changes	4,835	686
Cash and cash equivalents, beginning of period	79,895	84,550
Cash and cash equivalents, end of period	$128,253	$66,292

Supplemental disclosure of non-cash investing activities:
Purchases of property, plant and equipment included in accounts payable	$272	$1,174

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date of ASU 2014-09 to fiscal years beginning after December 31, 2017, and interim periods within those fiscal years, with early adoption permitted for reporting periods beginning after December 15, 2016. Subsequently, the FASB issued ASUs in 2016 containing implementation guidance related to ASU 2014-09, including: ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations; ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which is intended to clarify two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance; ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which contains certain provisions and practical expedients in response to identified implementation issues; and ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which is intended to clarify the Codification or to correct unintended application of guidance. ASU 2014-09 allows for either full retrospective or modified retrospective adoption. We plan to adopt ASU 2014-09 and the related ASUs on January 1, 2018 using the modified retrospective method. We are continuing to evaluate and assess the potential impacts of these ASUs through an analysis of revenue streams, contract reviews, and our control environment.

We are finalizing our assessment of the proper method of measuring progress toward satisfaction of each respective contract performance obligation for our network installation services revenues. At this time, we believe the output method will be used to measure network installation services progress. We believe the primary impact will be accelerated revenue recognition for certain performance obligations related to revenue arrangements that are currently deferred until customer acceptance.

In connection with the adoption of the new revenue standard, effective January 1, 2018, we will also adopt ASC 340-40, Other Assets and Deferred Costs - Contracts with Customers, with respect to capitalization and amortization of incremental costs of obtaining a contract. As a result, certain costs of obtaining a contract may need to be capitalized, including sales commissions, as the guidance requires the capitalization of all incremental costs incurred to obtain a contract with a customer that it would not have incurred if the contract had not been obtained, provided the costs are recoverable. We believe the primary impact will be capitalization of certain sales commissions for our extended maintenance and support contracts in excess of one year and costs associated with our capital lease arrangements that are billed monthly, and amortization of those costs over the period that the related revenue is recognized.

We do not believe there will be a significant impact to product or maintenance revenues.  However, we are still assessing the impact of the allocation of revenue between deliverables with multiple performance obligations and timing of revenue recognition.

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

In August 2017, the FASB issued Accounting Standards Update No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12). ASU 2017-12 expands and refines hedge accounting for both financial and non-financial risk components, aligns the recognition and presentation of the effects of hedging instruments and hedge items in the financial statements, and includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. ASU 2017-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the impact ASU 2017-12 will have on our financial position, results of operations and cash flows.

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

In January 2017, we adopted ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. As a result, beginning in the first quarter of 2017, we began recognizing all excess tax benefits and tax deficiencies as income tax expense or benefit as a discrete event. The treatment of forfeitures has changed as we have elected to discontinue our past practice of estimating forfeitures and now account for forfeitures as they occur. As a result, we recorded an increase in additional paid in capital of $0.1 million, a charge to beginning retained earnings of $0.1 million, and an increase in the deferred tax assets related to non-qualified stock options and RSUs of $10 thousand. In addition, cash flows related to excess tax benefits will no longer be separately classified as a financing activity apart from other income tax cash flows within operating activities. We elected to retrospectively apply the changes in presentation to the statements of cash flows and no longer classify excess tax benefits as a financing activity, which had an immaterial impact on our cash flows for the nine months ended September 30, 2016. There was no material impact on our financial position, results of operations or cash flows as a result of these changes.

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

We recorded a bargain purchase gain of $3.5 million during the third quarter of 2016, net of income taxes, which was subject to customary working capital adjustments between the parties. The bargain purchase gain of $3.5 million represents the excess fair value of the net assets acquired over the consideration exchanged. We have assessed the recognition and measurement of the assets acquired and liabilities assumed based on historical and forecasted data for future periods and have concluded that our valuation procedures and resulting measures were appropriate.

Working capital adjustments were recorded in the fourth quarter of 2016 and resulted in an immaterial reduction in the inventory acquired, accounts payable assumed, deferred income taxes and bargain purchase gain. If these adjustments had been recorded on the date of acquisition, the bargain purchase gain would have been reduced by $8 thousand for the three months ended September 30, 2016. The final allocation of the purchase price to the estimated fair value of the assets acquired and liabilities assumed at the acquisition date is as follows:

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2016	2015	2016	2015
Pro forma revenue	$170,498	$159,375	$478,184	$463,916
Pro forma net income	$9,495	$6,691	$24,761	$15,071
Pro forma earnings per share - basic	$0.20	$0.13	$0.51	$0.29
Pro forma earnings per share - diluted	$0.20	$0.13	$0.50	$0.29

For the three and nine months ended September 30, 2017, we incurred acquisition and integration related expenses and amortization of acquired intangibles of $0.2 million and $1.6 million, respectively, related to this acquisition.

3. INCOME TAXES

Our effective tax rate decreased from 34.0%, excluding the tax impact of the bargain purchase gain, in the nine months ended September 30, 2016, to 23.1% in the nine months ended September 30, 2017. The decrease in the effective tax rate between the periods is primarily attributable to additional research and development tax credits being recognized in the current quarter, an increase in stock option exercises and a greater mix of international income.

4. PENSION BENEFIT PLAN

We maintain a defined benefit pension plan covering employees in certain foreign countries.

The following table summarizes the components of net periodic pension cost for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2017	2016	2017	2016
Service cost	$327	$305	$930	$912
Interest cost	158	182	448	542
Expected return on plan assets	(329)	(266)	(935)	(796)
Amortization of actuarial losses	80	44	228	132
Net periodic pension cost	$236	$265	$671	$790

5. STOCK-BASED COMPENSATION

The following table summarizes the stock-based compensation expense related to stock options, performance stock units (PSUs), restricted stock units (RSUs) and restricted stock for the three and nine months ended September 30, 2017 and 2016, which was recognized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2017	2016	2017	2016
Stock-based compensation expense included in cost of sales	$97	$88	$281	$282
Selling, general and administrative expense	994	765	3,018	2,322
Research and development expense	743	639	2,274	1,997
Stock-based compensation expense included in operating expenses	1,737	1,404	5,292	4,319
Total stock-based compensation expense	1,834	1,492	5,573	4,601
Tax benefit for expense associated with non-qualified options, PSUs, RSUs and restricted stock	(402)	(218)	(1,215)	(643)
Total stock-based compensation expense, net of tax	$1,432	$1,274	$4,358	$3,958

Stock Options

The following table is a summary of our stock options outstanding as of December 31, 2016 and September 30, 2017 and the changes that occurred during the nine months ended September 30, 2017:

(In thousands, except per share amounts)	Number of Stock Options	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life In Years	Aggregate Intrinsic Value
Stock options outstanding, December 31, 2016	6,338	$22.14	5.63	$16,972
Stock options granted	—	$—
Stock options exercised	(358)	$18.44
Stock options forfeited	(54)	$17.49
Stock options expired	(90)	$27.31
Stock options outstanding, September 30, 2017	5,836	$22.33	4.92	$20,669
Stock options vested and expected to vest, September 30, 2017	5,836	$22.33	4.92	$20,669
Stock options exercisable, September 30, 2017	4,311	$24.02	3.99	$10,845

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (the difference between the closing price of our stock on the last trading day of the quarter and the exercise price, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on September 30, 2017. The aggregate intrinsic value will change based on the fair market value of our stock.

The total pre-tax intrinsic value of options exercised during the three and nine months ended September 30, 2017 was $1.1 million and $1.6 million, respectively.

As of September 30, 2017, there was $4.0 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over an average remaining recognition period of 1.7 years.

The fair value of our stock options is estimated using the Black-Scholes model. The determination of the fair value of stock options on the date of grant using the Black-Scholes model is affected by our stock price, as well as assumptions regarding a number of complex and subjective variables that may have a significant impact on the fair value estimate.

There were no stock options granted during the three or nine months ended September 30, 2017. The weighted-average assumptions and value of options granted during the three and nine months ended September 30, 2016 were as follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2016	2016
Expected volatility	34.55%	34.66%
Risk-free interest rate	1.20%	1.28%
Expected dividend yield	1.83%	1.88%
Expected life (in years)	6.21	6.24
Weighted-average estimated value	$5.64	$5.50

PSUs, RSUs and restricted stock

The following table is a summary of our PSUs, RSUs and restricted stock outstanding as of December 31, 2016 and the changes that occurred during the nine months ended September 30, 2017:

(In thousands, except per share amounts)	Number of Shares	Weighted Avg. Grant Date Fair Value
Unvested PSUs, RSUs and restricted stock outstanding, December 31, 2016	519	$20.51
PSUs, RSUs and restricted stock granted	526	$22.23
PSUs, RSUs and restricted stock vested	(4)	$18.00
PSUs, RSUs and restricted stock forfeited	(21)	$20.88
Unvested PSUs, RSUs and restricted stock outstanding, September 30, 2017	1,020	$21.40

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

As of September 30, 2017, there was $7.1 million of unrecognized compensation expense related to unvested market-based PSUs, RSUs and restricted stock, which is expected to be recognized over an average remaining recognition period of 2.8 years. In addition, there was $11.5 million of unrecognized compensation expense related to unvested performance-based PSUs, which will be recognized over the requisite service period of three years as achievement of the performance objective becomes probable. For the three and nine months ended September 30, 2017, no compensation expense was recognized related to these performance-based PSU awards.

6. INVESTMENTS

At September 30, 2017, we held the following securities and investments, recorded at either fair value or cost:

	Amortized	Gross Unrealized		Carrying
(In thousands)	Cost	Gains	Losses	Value
Deferred compensation plan assets	$15,898	$3,230	$(15)	$19,113
Corporate bonds	45,223	75	(79)	45,219
Municipal fixed-rate bonds	4,887	4	(17)	4,874
Asset-backed bonds	7,791	5	(11)	7,785
Mortgage/Agency-backed bonds	7,364	7	(41)	7,330
U.S. government bonds	21,000	3	(109)	20,894
Foreign government bonds	725	3	—	728
Marketable equity securities	32,394	2,649	(961)	34,082
Available-for-sale securities held at fair value	$135,282	$5,976	$(1,233)	$140,025
Restricted investment held at cost				27,800
Other investments held at cost				547
Total carrying value of available-for-sale investments				$168,372

At December 31, 2016, we held the following securities and investments, recorded at either fair value or cost:

	Amortized	Gross Unrealized		Carrying
(In thousands)	Cost	Gains	Losses	Value
Deferred compensation plan assets	$12,367	$2,271	$(42)	$14,596
Corporate bonds	66,522	64	(174)	66,412
Municipal fixed-rate bonds	11,799	12	(37)	11,774
Asset-backed bonds	10,201	19	(14)	10,206
Mortgage/Agency-backed bonds	13,080	15	(91)	13,004
U.S. government bonds	30,022	15	(270)	29,767
Foreign government bonds	3,729	2	(1)	3,730
Variable rate demand notes	11,855	—	—	11,855
Marketable equity securities	30,571	311	(1,503)	29,379
Available-for-sale securities held at fair value	$190,146	$2,709	$(2,132)	$190,723
Restricted investment held at cost				27,800
Other investments held at cost				767
Total carrying value of available-for-sale investments				$219,290

As of September 30, 2017, our corporate bonds, municipal fixed-rate bonds, asset-backed bonds, mortgage/agency-backed bonds, U.S. government bonds and foreign government bonds had the following contractual maturities:

(In thousands)	Corporate bonds	Municipal fixed-rate bonds	Asset- backed bonds	Mortgage / Agency- backed bonds	U.S. government bonds	Foreign government bonds
Less than one year	$20,232	$2,250	$—	$—	$8,903	$—
One to two years	11,678	724	$2,638	—	—	—
Two to three years	10,029	730	2,235	—	10,413	728
Three to five years	3,280	1,170	1,550	917	1,578	—
Five to ten years	—	—	450	1,348	—	—
More than ten years	—	—	912	5,065	—	—
Total	$45,219	$4,874	$7,785	$7,330	$20,894	$728

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Our investment policy provides limitations for issuer concentration, which limits, at the time of purchase, the concentration in any one issuer to 5% of the market value of our total investment portfolio.

At September 30, 2017, we held a $27.8 million restricted certificate of deposit, which is carried at cost. This investment serves as a collateral deposit against the principal amount outstanding under loans made to ADTRAN pursuant to an Alabama State Industrial Development Authority revenue bond (the Bond), which totaled $27.8 million at September 30, 2017 and December 31, 2016. At September 30, 2017 and December 31, 2016, the estimated fair value of the Bond using a level 2 valuation technique was approximately $28.0 million and $28.1 million, respectively, based on a debt security with a comparable interest rate and maturity and a Standard and Poor’s credit rating of AAA. We have the right to set-off the balance of the Bond with the collateral deposit in order to reduce the balance of the indebtedness. The Bond matures on January 1, 2020, and bears interest at the rate of 2% per annum. In conjunction with this program, we are eligible to receive certain economic incentives from the state of Alabama that reduce the amount of payroll withholdings we are required to remit to the state for those employment positions that qualify under this program. We are required to make payments in the amounts necessary to pay the interest on the amounts currently outstanding. It is our intent to make annual principal payments in addition to the interest amounts that are due.

We review our investment portfolio for potential “other-than-temporary” declines in value on an individual investment basis. We assess, on a quarterly basis, significant declines in value which may be considered other-than-temporary and, if necessary, recognize and record the appropriate charge to write-down the carrying value of such investments. In making this assessment, we take into consideration qualitative and quantitative information, including but not limited to the following: the magnitude and duration of historical declines in market prices, credit rating activity, assessments of liquidity, public filings, and statements made by the issuer. We generally begin our identification of potential other-than-temporary impairments by reviewing any security with a fair value that has declined from its original or adjusted cost basis by 25% or more for six or more consecutive months. We then evaluate the individual security based on the previously identified factors to determine the amount of the write-down, if any. For the three and nine months ended September 30, 2017 and 2016, other-than-temporary impairment charges were not significant.

Realized gains and losses on sales of securities are computed under the specific identification method. The following table presents gross realized gains and losses related to our investments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2017	2016	2017	2016
Gross realized gains	$1,094	$1,346	$3,324	$5,226
Gross realized losses	$(85)	$(30)	$(455)	$(1,072)

As of September 30, 2017 and 2016, gross unrealized losses related to individual securities in a continuous loss position for 12 months or longer were not significant.

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

	Fair Value Measurements at September 30, 2017 Using
(In thousands)	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$8,115	$8,115	$—	$—
Commercial Paper	35,436	—	35,436	—
Cash equivalents	43,551	8,115	35,436	—
Available-for-sale securities
Deferred compensation plan assets	19,113	19,113	—	—
Available-for-sale debt securities
Corporate bonds	45,219	—	45,219	—
Municipal fixed-rate bonds	4,874	—	4,874	—
Asset-backed bonds	7,785	—	7,785	—
Mortgage/Agency-backed bonds	7,330	—	7,330	—
U.S. government bonds	20,894	20,894	—	—
Foreign government bonds	728	—	728	—
Available-for-sale marketable equity securities
Marketable equity securities – various industries	34,082	34,082	—	—
Available-for-sale securities	140,025	74,089	65,936	—
Total	$183,576	$82,204	$101,372	$—

	Fair Value Measurements at December 31, 2016 Using
(In thousands)	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$6,878	$6,878	$—	$—
Commercial Paper	17,222	—	17,222	—
Cash equivalents	24,100	6,878	17,222	—
Available-for-sale securities
Deferred compensation plan assets	14,596	14,596	—	—
Available-for-sale debt securities
Corporate bonds	66,412	—	66,412	—
Municipal fixed-rate bonds	11,774	—	11,774	—
Asset-backed bonds	10,206	—	10,206	—
Mortgage/Agency-backed bonds	13,004	—	13,004	—
U.S. government bonds	29,767	29,767	—	—
Foreign government bonds	3,730	—	3,730	—
Variable Rate Demand Notes	11,855	—	11,855	—
Available-for-sale marketable equity securities
Marketable equity securities – various industries	29,379	29,379	—	—
Available-for-sale securities	190,723	73,742	116,981	—
Total	$214,823	$80,620	$134,203	$—

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

As of September 30, 2017, we had foreign exchange forward contracts outstanding with notional amounts totaling $7.0 million (€5.9 million), which hedge a portion of projected inventory purchases expected to be settled in the fourth quarter of 2017. We have determined that there was no hedge ineffectiveness for the quarter ended September 30, 2017 related to these contracts.

We do not hold or issue derivative instruments for trading or other speculative purposes. Our derivative instruments are recorded in the Consolidated Balance Sheets at their fair values. Our derivative instruments are not subject to master netting arrangements and are not offset in the Consolidated Balance Sheets.

The fair values of our derivative instruments recorded in the Consolidated Balance Sheet as of September 30, 2017 and December 31, 2016 were as follows:

(In thousands)	Balance Sheet Location	September 30, 2017	December 31, 2016
Derivatives Not Designated as Hedging Instruments (Level 2):
Foreign exchange contracts – derivative assets	Other receivables	$—	$159
Foreign exchange contracts – derivative liabilities	Accounts payable	(402)	—
Total derivatives		$(402)	$159

The change in the fair values of our derivative instruments recorded in the Consolidated Statements of Income during the three and nine months ended September 30, 2017 and 2016 were as follows:

		Three Months Ended		Nine Months Ended
	Income Statement	September 30,		September 30,
(In thousands)	Location	2017	2016	2017	2016
Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	Other income (expense)	$(334)	$(37)	$(819)	$153

The change in our derivatives designated as hedging instruments recorded in other comprehensive income (OCI) and reclassified to income, net of tax, during the three and nine months ended September 30, 2017 and 2016 were as follows:

	Amount of Gains (Losses) Recognized in			Amount of Gains (Losses) Reclassified
	OCI on Derivatives			from AOCI into Income
	Three Months Ended		Location of Gains	Three Months Ended
	September 30,		(Losses) Reclassified	September 30,
(In thousands)	2017	2016	from AOCI into Income	2017	2016
Derivatives Designated as Hedging Instruments:
Foreign exchange contracts	$(127)	$—	Cost of Sales	$(269)	$—

	Amount of Gains (Losses) Recognized in			Amount of Gains (Losses) Reclassified
	OCI on Derivatives			from AOCI into Income
	Nine Months Ended		Location of Gains	Nine Months Ended
	September 30,		(Losses) Reclassified	September 30,
(In thousands)	2017	2016	from AOCI into Income	2017	2016
Derivatives Designated as Hedging Instruments:
Foreign exchange contracts	$(619)	$—	Cost of Sales	$(423)	$—

8. INVENTORY

At September 30, 2017 and December 31, 2016, inventory consisted of the following:

	September 30,	December 31,
(In thousands)	2017	2016
Raw materials	$44,002	$40,461
Work in process	4,859	4,003
Finished goods	67,369	60,653
Total	$116,230	$105,117

We establish reserves for estimated excess, obsolete, or unmarketable inventory equal to the difference between the cost of the inventory and the estimated fair value of the inventory based upon assumptions about future demand and market conditions. At September 30, 2017 and December 31, 2016, raw materials reserves totaled $16.8 million and $14.6 million, respectively, and finished goods inventory reserves totaled $12.9 million and $10.6 million, respectively.

9. GOODWILL AND INTANGIBLE ASSETS

Goodwill, all of which relates to our acquisition of Bluesocket, Inc., was $3.5 million at September 30, 2017 and December 31, 2016, of which $3.1 million and $0.4 million is allocated to our Network Solutions and Services & Support reportable segments, respectively.

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

The following table presents our intangible assets as of September 30, 2017 and December 31, 2016:

(In thousands)	September 30, 2017			December 31, 2016
	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Customer relationships	$7,400	$(4,042)	$3,358	$6,899	$(3,208)	$3,691
Developed technology	6,740	(5,789)	951	6,444	(5,061)	1,383
Intellectual property	2,340	(2,229)	111	2,340	(2,129)	211
Supply agreement	1,400	(1,400)	—	1,400	(544)	856
License	500	(403)	97	500	(113)	387
Patent	500	(71)	429	500	(20)	480
Trade names	370	(322)	48	370	(285)	85
Non-compete	200	(93)	107	200	(26)	174
Total	$19,450	$(14,349)	$5,101	$18,653	$(11,386)	$7,267

Amortization expense, all of which relates to business acquisitions, was $0.5 million for the three months ended September 30, 2017 and 2016, and $2.4 million and $1.4 million for the nine months ended September 30, 2017 and 2016, respectively.

As of September 30, 2017, the estimated future amortization expense of our intangible assets is as follows:

(In thousands)	Amount
Remainder of 2017	$473
2018	1,207
2019	691
2020	654
2021	599
Thereafter	1,477
Total	$5,101

10. STOCKHOLDERS’ EQUITY

A summary of the changes in stockholders’ equity for the nine months ended September 30, 2017 is as follows:

(In thousands)	Stockholders’ Equity
Balance, December 31, 2016	$479,517
Net income	34,950
Dividend payments	(13,031)
Dividends accrued for unvested restricted stock units	(43)
Net unrealized gains on available-for-sale securities (net of tax)	2,512
Net unrealized losses on cash flow hedges (net of tax)	(196)
Defined benefit plan adjustments (net of tax)	214
Foreign currency translation adjustment	5,402
Proceeds from stock option exercises	6,606
Purchase of treasury stock	(17,348)
ASU 2016-09 adoption	10
Stock-based compensation expense	5,573
Balance, September 30, 2017	$504,166

Stock Repurchase Program

Since 1997, our Board of Directors has approved multiple share repurchase programs that have authorized open market repurchase transactions of up to 50.0 million shares of our common stock, which will be implemented through open market or private purchases from time to time as conditions warrant. During the nine months ended September 30, 2017, we repurchased 0.9 million shares of our common stock at an average price of $20.27 per share. As of September 30, 2017, we have the authority to purchase an additional 3.6 million shares of our common stock under the current plans approved by the Board of Directors.

Stock Option Exercises

We issued 0.4 million shares of treasury stock during the nine months ended September 30, 2017 to accommodate employee stock option exercises. The stock options had exercise prices ranging from $15.29 to $23.64. We received proceeds totaling $6.6 million from the exercise of these stock options during the nine months ended September 30, 2017.

Dividend Payments

During the nine months ended September 30, 2017, we paid cash dividends as follows (in thousands except per share amounts):

Record Date	Payment Date	Per Share Amount	Total Dividend Paid
February 2, 2017	February 16, 2017	$0.09	$4,369
May 4, 2017	May 18, 2017	$0.09	$4,350
August 3, 2017	August 17, 2017	$0.09	$4,312

Other Comprehensive Income

Other comprehensive income consists of unrealized gains (losses) on available-for-sale securities; unrealized gains (losses) on cash flow hedges; reclassification adjustments for amounts included in net income related to impairments of available-for-sale securities, realized gains (losses) on available-for-sale securities, realized gains (losses) on cash flow hedges, and amortization of actuarial gains (losses) related to our defined benefit plan; defined benefit plan adjustments; and foreign currency translation adjustments.

The following tables present the changes in accumulated other comprehensive income, net of tax, by component for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30, 2017
(In thousands)	Unrealized Gains (Losses) on Available- for-Sale Securities	Unrealized Gains (Losses) on Cash Flow Hedges	Defined Benefit Plan Adjustments	Foreign Currency Adjustments	Total
Beginning balance	$2,112	$(338)	$(4,876)	$(3,714)	$(6,816)
Other comprehensive income (loss) before reclassifications	1,420	(127)	—	1,541	2,834
Amounts reclassified from accumulated other comprehensive income	(616)	269	73	—	(274)
Net current period other comprehensive income (loss)	804	142	73	1,541	2,560
Ending balance	$2,916	$(196)	$(4,803)	$(2,173)	$(4,256)

	Three Months Ended September 30, 2016
(In thousands)	Unrealized Gains (Losses) on Available- for-Sale Securities	Defined Benefit Plan Adjustments	Foreign Currency Adjustments	Total
Beginning balance	$1,512	$(3,828)	$(6,379)	$(8,695)
Other comprehensive income (loss) before reclassifications	1,028	—	575	1,603
Amounts reclassified from accumulated other comprehensive income	(770)	36	—	(734)
Net current period other comprehensive income (loss)	258	36	575	869
Ending balance	$1,770	$(3,792)	$(5,804)	$(7,826)

The following tables present the changes in accumulated other comprehensive income, net of tax, by component for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30, 2017
(In thousands)	Unrealized Gains (Losses) on Available- for-Sale Securities	Unrealized Gains (Losses) on Cash Flow Hedges	Defined Benefit Plan Adjustments	Foreign Currency Adjustments	Total
Beginning balance	$404	$—	$(5,017)	$(7,575)	$(12,188)
Other comprehensive income (loss) before reclassifications	4,262	(619)	—	5,402	9,045
Amounts reclassified from accumulated other comprehensive income	(1,750)	423	214	—	(1,113)
Net current period other comprehensive income (loss)	2,512	(196)	214	5,402	7,932
Ending balance	$2,916	$(196)	$(4,803)	$(2,173)	$(4,256)

	Nine Months Ended September 30, 2016
(In thousands)	Unrealized Gains (Losses) on Available- for-Sale Securities	Defined Benefit Plan Adjustments	Foreign Currency Adjustments	Total
Beginning balance	$1,932	$(3,895)	$(7,006)	$(8,969)
Other comprehensive income (loss) before reclassifications	2,267	—	1,202	3,469
Amounts reclassified from accumulated other comprehensive income	(2,429)	103	—	(2,326)
Net current period other comprehensive income (loss)	(162)	103	1,202	1,143
Ending balance	$1,770	$(3,792)	$(5,804)	$(7,826)

The following tables present the details of reclassifications out of accumulated other comprehensive income for the three months ended September 30, 2017 and 2016:

(In thousands)	Three Months Ended September 30, 2017
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income Is Presented
Unrealized gains (losses) on available-for- sale securities:
Net realized gain on sales of securities	$1,066	Net realized investment gain
Impairment expense	(57)	Net realized investment gain
Net losses on derivatives designated as hedging instruments	(385)	Cost of sales
Defined benefit plan adjustments – actuarial losses	(106)	(1)
Total reclassifications for the period, before tax	518
Tax (expense) benefit	(244)
Total reclassifications for the period, net of tax	$274

(1)	Included in the computation of net periodic pension cost. See Note 4 of Notes to Consolidated Financial Statements.

(In thousands)	Three Months Ended September 30, 2016
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income Is Presented
Unrealized gains (losses) on available-for- sale securities:
Net realized gain on sales of securities	$1,268	Net realized investment gain
Impairment expense	(6)	Net realized investment gain
Defined benefit plan adjustments – actuarial losses	(51)	(1)
Total reclassifications for the period, before tax	1,211
Tax (expense) benefit	(477)
Total reclassifications for the period, net of tax	$734

(1)	Included in the computation of net periodic pension cost. See Note 4 of Notes to Consolidated Financial Statements.

The following tables present the details of reclassifications out of accumulated other comprehensive income for the nine months ended September 30, 2017 and 2016:

(In thousands)	Nine Months Ended September 30, 2017
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income Is Presented
Unrealized gains (losses) on available-for- sale securities:
Net realized gain on sales of securities	$3,031	Net realized investment gain
Impairment expense	(162)	Net realized investment gain
Net losses on derivatives designated as hedging instruments	(539)	Cost of sales
Defined benefit plan adjustments – actuarial losses	(310)	(1)
Total reclassifications for the period, before tax	2,020
Tax (expense) benefit	(907)
Total reclassifications for the period, net of tax	$1,113

(1)	Included in the computation of net periodic pension cost. See Note 4 of Notes to Consolidated Financial Statements.

(In thousands)	Nine Months Ended September 30, 2016
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income Is Presented
Unrealized gains (losses) on available-for- sale securities:
Net realized gain on sales of securities	$4,383	Net realized investment gain
Impairment expense	(401)	Net realized investment gain
Defined benefit plan adjustments – actuarial losses	(149)	(1)
Total reclassifications for the period, before tax	3,833
Tax (expense) benefit	(1,507)
Total reclassifications for the period, net of tax	$2,326

(1)	Included in the computation of net periodic pension cost. See Note 4 of Notes to Consolidated Financial Statements.

The following table presents the tax effects related to the change in each component of other comprehensive income for the three months ended September 30, 2017 and 2016:

	Three Months Ended			Three Months Ended
	September 30, 2017			September 30, 2016
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Unrealized gains (losses) on available-for-sale securities	$2,328	$(908)	$1,420	$1,685	$(657)	$1,028
Unrealized gains (losses) on cash flow hedges	(184)	57	(127)	—	—	—
Reclassification adjustment for amounts related to available-for-sale investments included in net income	(1,009)	393	(616)	(1,262)	492	(770)
Reclassification adjustment for amounts related to cash flow hedges included in net income	385	(116)	269	—	—	—
Reclassification adjustment for amounts related to defined benefit plan adjustments included in net income	106	(33)	73	51	(15)	36
Foreign currency translation adjustment	1,541	—	1,541	575	—	575
Total Other Comprehensive Income (Loss)	$3,167	$(607)	$2,560	$1,049	$(180)	$869

The following table presents the tax effects related to the change in each component of other comprehensive income for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended			Nine Months Ended
	September 30, 2017			September 30, 2016
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Unrealized gains (losses) on available-for-sale securities	$6,987	$(2,725)	$4,262	$3,716	$(1,449)	$2,267
Unrealized gains (losses) on cash flow hedges	(897)	278	(619)	—	—	—
Reclassification adjustment for amounts related to available-for-sale investments included in net income	(2,869)	1,119	(1,750)	(3,982)	1,553	(2,429)
Reclassification adjustment for amounts related to cash flow hedges included in net income	539	(116)	423	—	—	—
Reclassification adjustment for amounts related to defined benefit plan adjustments included in net income	310	(96)	214	149	(46)	103
Foreign currency translation adjustment	5,402	—	5,402	1,202	—	1,202
Total Other Comprehensive Income (Loss)	$9,472	$(1,540)	$7,932	$1,085	$58	$1,143

11. EARNINGS PER SHARE

A summary of the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2017 and 2016 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2017	2016	2017	2016
Numerator
Net income	$15,898	$12,415	$34,950	$27,657
Denominator
Weighted average number of shares – basic	47,870	48,470	48,110	48,839
Effect of dilutive securities
Stock options	487	137	385	137
PSUs, RSUs and restricted stock	174	71	123	60
Weighted average number of shares – diluted	48,531	48,678	48,618	49,036
Net income per share – basic	$0.33	$0.26	$0.73	$0.57
Net income per share – diluted	$0.33	$0.26	$0.72	$0.56

Anti-dilutive options to purchase common stock outstanding were excluded from the above calculations. Anti-dilutive options totaled 3.2 million and 5.6 million for the three months ended September 30, 2017 and 2016, respectively, and 3.9 million and 5.7 million for the nine months ended September 30, 2017 and 2016, respectively.

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

The following table presents information about the reported sales and gross profit of our reportable segments for the three and nine months ended September 30, 2017 and 2016. We do not produce asset information by reportable segment; therefore, it is not reported.

	Three Months Ended
	September 30, 2017		September 30, 2016
(In thousands)	Sales	Gross Profit	Sales	Gross Profit
Network Solutions	$145,467	$71,939	$136,277	$65,289
Services & Support	39,645	14,559	32,613	10,519
Total	$185,112	$86,498	$168,890	$75,808

	Nine Months Ended
	September 30, 2017		September 30, 2016
(In thousands)	Sales	Gross Profit	Sales	Gross Profit
Network Solutions	$444,607	$214,762	$398,709	$195,804
Services & Support	95,457	30,083	75,086	24,753
Total	$540,064	$244,845	$473,795	$220,557

Sales by Category

In addition to our reporting segments, we also report revenue for the following three categories – Access & Aggregation, Customer Devices, and Traditional & Other Products.

The table below presents sales information by category for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2017	2016	2017	2016
Access & Aggregation	$135,959	$120,618	$394,741	$316,705
Customer Devices	35,582	32,984	105,683	106,213
Traditional & Other Products	13,571	15,288	39,640	50,877
Total	$185,112	$168,890	$540,064	$473,795

13. LIABILITY FOR WARRANTY RETURNS

Our products generally include warranties of 90 days to five years for product defects. We accrue for warranty returns at the time revenue is recognized based on our estimate of the cost to repair or replace the defective products. We engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers. Our products continue to become more complex in both size and functionality as many of our product offerings migrate from line card applications to total systems. The increasing complexity of our products will cause warranty incidences, when they arise, to be more costly. Our estimates regarding future warranty obligations may change due to product failure rates, material usage, and other rework costs incurred in correcting a product failure. In addition, from time to time, specific warranty accruals may be recorded if unforeseen problems arise. Should our actual experience relative to these factors be worse than our estimates, we will be required to record additional warranty expense. Alternatively, if we provide for more reserves than we require, we will reverse a portion of such provisions in future periods. The liability for warranty obligations totaled $10.9 million and $8.5 million at September 30, 2017 and December 31, 2016 respectively. During the three months ended March 31, 2017, we recorded a receivable and a reduction in warranty expense related to a settlement with a third party supplier for a defective component, the impact of which is reflected in the table below. These liabilities are included in accrued expenses in the accompanying Consolidated Balance Sheets.

A summary of warranty expense and write-off activity for the three and nine months ended September 30, 2017 and 2016 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2017	2016	2017	2016
Balance at beginning of period	$9,180	$8,935	$8,548	$8,739
Plus: Amounts charged to cost and expenses	4,087	4,012	6,401	6,341
Less: Deductions	(2,328)	(4,195)	(4,010)	(6,328)
Balance at end of period	$10,939	$8,752	$10,939	$8,752

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

We have committed to invest up to an aggregate of $7.9 million in two private equity funds, and we have contributed $8.4 million as of September 30, 2017, of which $7.7 million has been applied to these commitments.

15. SUBSEQUENT EVENTS

On October 17, 2017, we announced that our Board of Directors declared a quarterly cash dividend of $0.09 per common share to be paid to stockholders of record at the close of business on November 1, 2017. The payment date will be November 15, 2017. The quarterly dividend payment will be approximately $4.3 million. In July 2003, our Board of Directors elected to begin declaring quarterly dividends on our common stock considering the tax treatment of dividends and adequate levels of Company liquidity.

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

Sales were $185.1 million and $540.1 million for the three and nine months ended September 30, 2017, compared to $168.9 million and $473.8 million for the three and nine months ended September 30, 2016. Our gross margin increased to 46.7% in the three months ended September 30, 2017 from 44.9% in the three months ended September 30, 2016, and decreased to 45.3% in the nine months ended September 30, 2017 from 46.6% in the nine months ended September 30, 2016. Our operating income margin increased to 9.9% and 7.7% for the three and nine months ended September 30, 2017, from 6.0% and 6.4% for the three and nine months ended September 30, 2016. Net income was $15.9 million and $35.0 million for the three and nine months ended September 30, 2017, compared to $12.4 million and $27.7 million for the three and nine months ended September 30, 2016. Our effective tax rate, excluding the effect of the bargain purchase gain in 2016, decreased to 17.2% and 23.1% for the three and nine months ended September 30, 2017, from 25.9% and 34.0% for the three and nine months ended September 30, 2016.  Earnings per share, assuming dilution, were $0.33 and $0.72 for the three and nine months ended September 30, 2017, compared to $0.26 and $0.56 for the three and nine months ended September 30, 2016.

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

RESULTS OF OPERATIONS – THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016

SALES

Our sales increased 9.6% from $168.9 million in the three months ended September 30, 2016 to $185.1 million in the three months ended September 30, 2017, and increased 14.0% from $473.8 million in the nine months ended September 30, 2016 to $540.1 million in the nine months ended September 30, 2017. The increase in sales for the three months ended September 30, 2017 is primarily attributable to a $15.3 million increase in sales of our Access & Aggregation products, a $2.6 million increase in sales of our Customer Devices products, partially offset by a $1.7 million decrease in sales of our Traditional & Other Products. The increase in sales for the nine months ended September 30, 2017 is primarily attributable to a $78.0 million increase in sales of our Access & Aggregation products, partially offset by an $11.2 million decrease in sales of our Traditional & Other Products.

Network Solutions sales increased 6.7% from $136.3 million in the three months ended September 30, 2016 to $145.5 million in the three months ended September 30, 2017, and increased 11.5% from $398.7 million in the nine months ended September 30, 2016 to $444.6 million in the nine months ended September 30, 2017. The increase in sales for the three months ended September 30, 2017 is primarily attributable to an increase in sales of Access & Aggregation products and Customer Devices products, partially offset by a decrease in sales of Traditional & Other Products. The increase in sales for the nine months ended September 30, 2017 is primarily attributable to an increase in Access & Aggregation product sales, partially offset by a decrease in sales of Traditional & Other Products. The increase in sales of our Access & Aggregation products for the three and nine months ended September 30, 2017 is primarily attributable to increased VDSL2 vectoring product sales in the U.S. and European carrier markets. The increase in sales of our Customer Devices products for the three months ended September 30, 2017 is primarily attributable to increased sales of GPON ONTs. While we expect that revenues from Traditional & Other Products will continue to decline over time, these revenues may fluctuate and continue for years because of the time required for our customers to transition to newer technologies.

Services & Support sales increased 21.6% from $32.6 million in the three months ended September 30, 2016 to $39.6 million in the three months ended September 30, 2017, and increased 27.1% from $75.1 million in the nine months ended September 30, 2016 to $95.5 million in the nine months ended September 30, 2017. The increase in sales for the three and nine months ended September 30, 2017 is primarily attributable to an increase in network installation services for Access & Aggregation products.

International sales, which are included in the Network Solutions and Services & Support amounts discussed above, decreased 9.7% from $41.2 million in the three months ended September 30, 2016 to $37.2 million in the three months ended September 30, 2017, and increased 31.2% from $96.2 million in the nine months ended September 30, 2016 to $126.2 million in the nine months ended September 30, 2017. International sales, as a percentage of total sales, decreased from 24.4.% for the three months ended September 30, 2016 to 20.1%  for the three months ended September 30, 2017, and increased from 20.3% for the nine months ended September 30, 2016 to 23.4% for the nine months ended September 30, 2017. The decrease in sales for the three months ended September 30, 2017 is primarily attributable to a decrease in sales in EMEA and Latin America. The increase in sales for the nine months ended September 30, 2017 is primarily attributable to an increase in sales in EMEA, partially offset by a decrease in sales in Latin America. In the first quarter of 2017, our largest European customer resumed network upgrades, whereas, in 2016, they focused on completing network upgrades activities in regions outside of our footprint with them.

Our international revenues are largely focused on broadband infrastructure and are impacted by the decisions of our customers as to timing for installation of new technologies, expansion of their networks and/or network upgrades. Our international customers must make these decisions in the regulatory and political environment in which they operate – both nationally and in some instances, regionally – whether of a multi-country region or a more local region within a country. For example, the European Commission launched a Gigabit Society initiative, and before that, the Digital Agenda, which has provided a favorable market environment for the deployment of ultra-broadband and Gigabit network solutions. Although the overall environment and market demand for broadband service deployment in the European Union has improved, some new broadband technologies are still being reviewed for regulatory and standards completion, which may affect the timing of those technologies. In Mexico, regulatory changes have created uncertainty for customers, which has resulted in slowdowns in network buying patterns. The competitive landscape in certain international markets is also impacted by the increased presence of Asian manufacturers that seek to compete aggressively on price. A strengthening U.S. dollar can also negatively impact our revenues in regions such as Latin America, where our products are traditionally priced in U.S. dollars, while in regions where our products are sold in local currency, such as Europe, a stronger U.S. dollar can negatively impact operating income. Consequently, while we expect the global trend towards deployment of more robust broadband speeds and access to continue to create expanded market opportunities for us, the factors described above may result in pressure on revenues and operating income. However, we do not presently foresee a significant negative impact to our financial condition based on our strong liquidity and the generally positive environment described above.

We recognized a positive impact to our revenues in the first half of 2017 due to our being awarded a network expansion program by a large European tier-1 customer. We anticipate that as our European and Latin American customers resume their network upgrade projects, we may experience further enhancement to our revenues. We have recently announced receipt of a new nationwide award in the Pacific region, as well as additional awards based on new ADTRAN technologies in the EMEA region that we believe will likely result in a positive impact to our revenues. Further, we expect that a resolution of the regulatory changes in Mexico may result in business with our major customer in that region returning to a more normal level.

COST OF SALES

As a percentage of sales, cost of sales decreased from 55.1% in the three months ended September 30, 2016 to 53.3% in the three months ended September 30, 2017, and increased from 53.4% in the nine months ended September 30, 2016 to 54.7% in the nine months ended September 30, 2017. The decrease in cost of sales as a percentage of sales for the three months ended September 30, 2017 is primarily attributable to the customer and product mix, services and support mix and a decrease in warranty expense. The increase in cost of sales as a percentage of sales for the nine months ended September 30, 2017 is primarily attributable to a regional revenue shift, customer and product mix, and services and support mix.

Network Solutions cost of sales, as a percent of that segment’s sales, decreased from 52.1% in the three months ended September 30, 2016 to 50.5% in the three months ended September 30, 2017, and increased from 50.9% in the nine months ended September 30, 2016 to 51.7% in the nine months ended September 30, 2017. The decrease in cost of sales as a percentage of sales for the three months ended September 30, 2017 is primarily attributable to a decrease in warranty expense. The increase in cost of sales as a percentage of sales for the nine months ended September 30, 2017 is primarily attributable to customer and product mix.

An important part of our strategy is to reduce the product cost of each succeeding product generation and then to lower the product’s price based on the cost savings achieved. This may cause variations in our gross profit percentage due to timing differences between the recognition of cost reductions and the lowering of product selling prices.

Services & Support cost of sales, as a percent of that segment’s sales, decreased from 67.7% in the three months ended September 30, 2016 to 63.3% in the three months ended September 30, 2017, and increased from 67.0% in the nine months ended September 30, 2016 to 68.5% in the nine months ended September 30, 2017. The decrease in cost of sales as a percentage of sales for the three months ended September 30, 2017 is primarily attributable to services and support mix. The increase in cost of sales as a percentage of sales for the nine months ended September 30, 2017 is primarily attributable to an increase in network installation services during 2017, which have higher costs, as opposed to a greater mix of maintenance and support services, which have lower costs.

Our Services business has experienced significant growth since 2015 as competitive pressures to expand broadband access and speeds have strained carriers’ ability to respond to customer demand. Our Services & Support revenues are comprised of network planning and implementation, maintenance, support and cloud-based management services, with network planning and implementation being the largest and fastest growing component. Compared to our other services such as maintenance, support and cloud-based management services, our network planning and implementation services typically utilize a higher percentage of internal and subcontracted engineers, professionals and contractors to perform the work for customers. The additional costs incurred to perform these infrastructure and labor intensive services inherently result in lower average gross margins as compared to maintenance and support services.

As our network planning and implementation revenues have grown and are now the largest component of our Services & Support business, our Services & Support segment gross margins have decreased versus those reported when maintenance and support comprised the majority of the business. Further, because the growth in our network planning and implementation services has resulted in our Services & Support revenues comprising a larger percentage of our overall revenues, and because our Services & Support gross margins are below those of the Network Solutions segment, our overall corporate gross margins have declined as that business has continued to grow. Within the Services & Support segment, we do expect variability in gross margins from quarter-to-quarter based on the mix of the services recognized.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased 2.8% from $33.7 million in the three months ended September 30, 2016 to $34.7 million in the three months ended September 30, 2017, and increased 6.9% from $97.4 million in the nine months ended September 30, 2016 to $104.1 million in the nine months ended September 30, 2017. The increase in selling, general and administrative expenses for the three months ended September 30, 2017 is primarily attributable to increases in ERP implementation expenses, performance and equity-based compensation expense, and deferred compensation expense. The increase in selling, general and administrative expenses for the nine months ended September 30, 2017 is primarily attributable to increases in performance and equity-based compensation expense, deferred compensation expense, ERP implementation expense, and travel expenses.

As a percentage of sales, selling, general and administrative expenses decreased from 20.0% in the three months ended September 30, 2016 to 18.7% in the three months ended September 30, 2017, and decreased from 20.6% in the nine months ended September 30, 2016 to 19.3% in the nine months ended September 30, 2017. Selling, general and administrative expenses as a percentage of sales may fluctuate whenever there is a significant fluctuation in revenues for the periods being compared.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased 4.9% from $32.0 million in the three months ended September 30, 2016 to $33.5 million in the three months ended September 30, 2017, and increased 6.7% from $92.7 million in the nine months ended September 30, 2016 to $98.9 million in the nine month ended September 30, 2017. The increase in research and development expenses for the three months ended September 30, 2017 is primarily attributable to an increase in labor and engineering materials related to customer specific projects. The increase in research and development expenses for the nine months ended September 30, 2017 is primarily attributable to an increase in labor and engineering materials related to customer specific projects and amortization of intangibles acquired in the third quarter of 2016.

As a percentage of sales, research and development expenses decreased from 18.9% in the three months ended September 30, 2016 to 18.1% in the three months ended September 30, 2017, and decreased from 19.6% in the nine months ended September 30, 2016 to 18.3% in the nine months ended September 30, 2017. Research and development expenses as a percentage of sales will fluctuate whenever there are incremental product development activities or a significant fluctuation in revenues for the periods being compared.

We expect to continue to incur research and development expenses in connection with our new and existing products and our expansion into international markets. We continually evaluate new product opportunities and engage in intensive research and product development efforts, which provides for new product development, enhancement of existing products and product cost reductions. We may incur significant research and development expenses prior to the receipt of revenues from a major new product group.

INTEREST AND DIVIDEND INCOME

Interest and dividend income increased 4.6% from $0.9 million in the three months ended September 30, 2016 to $1.0 million in the three months ended September 30, 2017, and increased 6.1% from $2.7 million in the nine months ended September 30, 2016 to $2.9 million in the nine months ended September 30, 2017. The increase in interest and dividend income for the three and nine months ended September 30, 2017 is primarily attributable to an increase in the rate of return on fixed income investments.

INTEREST EXPENSE

Interest expense, which is primarily related to our taxable revenue bond, remained constant at $0.1 million in the three months ended September 30, 2016 and 2017, and $0.4 million in the nine months ended September 30, 2016 and 2017, as we had no substantial change in our fixed-rate borrowing. See “Liquidity and Capital Resources” below for additional information on our revenue bond.

NET REALIZED INVESTMENT GAIN

Net realized investment gains decreased 23.3% from $1.3 million in the three months ended September 30, 2016 to $1.0 million in the three months ended September 30, 2017, and decreased 30.9% from $4.2 million in the nine months ended September 30, 2016 to $2.9 million in the nine months ended September 30, 2017. The decrease in net realized investment gains for the three and nine months ended September 30, 2017 is primarily attributable to decreased gains from the sale of equity securities, partially offset by increased investment gains on our deferred compensation plans. See “Investing Activities” in “Liquidity and Capital Resources” below for additional information.

OTHER EXPENSE, NET

Other expense, net, comprised primarily of miscellaneous income, gains and losses on foreign currency transactions, gains and losses on foreign exchange forward contracts, investment account management fees, and scrap raw material sales, increased 279.3% from $0.2 million of expense in the three months ended September 30, 2016 to $0.9 million of expense in the three months ended September 30, 2017, and increased 346.0% from $0.4 million of expense in the nine months ended September 30, 2016 to $1.7 million of expense in the nine months ended September 30, 2017. The increase in other expense for the three and nine months ended September 30, 2017 is primarily attributable to increased losses on our foreign exchange contracts.

GAIN ON BARGAIN PURCHASE OF A BUSINESS

Gain on bargain purchase of a business is related to our acquisition of key fiber access products, technologies and service relationships from a third party on September 13, 2016. See note 2 of Notes to Consolidated Financial Statements for additional information.

INCOME TAXES

Our effective tax rate decreased from 34.0%, excluding the tax impact of the bargain purchase gain, in the nine months ended September 30, 2016 to 23.1% in the nine months ended September 30, 2017. The decrease in the effective tax rate between the periods is primarily attributable to additional R&D tax credits being recognized in the current quarter, an increase in stock option exercises and a greater mix of international income.

NET INCOME

As a result of the above factors, net income increased $3.5 million from $12.4 million in the three months ended September 30, 2016 to $15.9 million in the three months ended September 30, 2017, and increased $7.3 million from $27.7 million in the nine months ended September 30, 2016 to $35.0 million in the nine months ended September 30, 2017.

As a percentage of sales, net income increased from 7.4% in the three months ended September 30, 2016 to 8.6% in the three months ended September 30, 2017, and increased from 5.8% in the nine months ended September 30, 2016 to 6.5% in the nine months ended September 30, 2017.

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

At September 30, 2017, cash on hand was $128.3 million and short-term investments were $31.4 million, which resulted in available short-term liquidity of $159.6 million, of which $63.9 million was held by our foreign subsidiaries. At December 31, 2016, cash on hand was $79.9 million and short-term investments were $43.2 million, which resulted in available short-term liquidity of $123.1 million, of which $42.1 million was held by our foreign subsidiaries. We intend to permanently reinvest these funds outside the U.S. and our current business plans do not indicate a need to repatriate these funds to finance domestic operations. The increase in short-term liquidity from December 31, 2016 to September 30, 2017 is primarily attributable to shifts among available investment option tenures to provide funds for our short-term cash needs.

Operating Activities

Our working capital, which consists of current assets less current liabilities, increased 30.0% from $226.4 million as of December 31, 2016 to $294.2 million as of September 30, 2017, and our current ratio, defined as current assets divided by current liabilities, increased from 2.79 as of December 31, 2016 to 3.36 as of September 30, 2017. The increase in our working capital and current ratio is primarily attributable to an increase in cash and cash equivalents, inventory, accounts receivable, and prepaid expenses and other current assets, partially offset by an increase in income tax payable. The quick ratio, defined as cash, cash equivalents, short-term investments, and net accounts receivable, divided by current liabilities, increased from 1.70 as of December 31, 2016 to 2.09 as of September 30, 2017. The increase in the quick ratio is primarily attributable to an increase in cash and cash equivalents, short-term investments, and accounts receivable.

Accounts receivable increased 10.0% from $92.3 million at December 31, 2016 to $101.6 million at September 30, 2017. We had no allowance for doubtful accounts at December 31, 2016 or September 30, 2017. Quarterly accounts receivable days sales outstanding (DSO) decreased from 52 days as of December 31, 2016 to 51 days as of September 30, 2017. The change in net accounts receivable is due to changes in customer mix and the timing of sales and collections during the quarter. Certain international customers can have longer payment terms than U.S. customers. Other receivables increased 22.5% from $15.1 million at December 31, 2016 to $18.5 million at September 30, 2017. The increase in other receivables is primarily attributable to an increase in lease receivables, partially offset by the timing of filing returns and collections of VAT receivables in our international subsidiaries and the timing of shipments and collections for materials supplied to our contract manufacturers during the quarter.

Quarterly inventory turnover decreased from 3.67 turns as of December 31, 2016 to 3.43 turns at September 30, 2017. Inventory increased 10.6% from $105.1 million at December 31, 2016 to $116.2 million at September 30, 2017. The increase in inventory at September 30, 2017 is primarily attributable to customer specific projects. We expect inventory levels to fluctuate as we attempt to maintain sufficient inventory in response to services activity and seasonal cycles of our business, ensuring competitive lead times while managing the risk of inventory obsolescence that may occur due to rapidly changing technology and customer demand.

Prepaid expense and other current assets increased 40.5% from $16.5 million at December 31, 2016 to $23.1 million at September 30, 2017. The increase in prepaid expenses and other current assets is primarily attributable to deferred costs related to incomplete network installation services.

Accounts payable decreased 5.4% from $77.3 million at December 31, 2016 to $73.1 million at September 30, 2017. Accounts payable will fluctuate due to variations in the timing of the receipt of supplies, inventory and services and our subsequent payments for these purchases.

Investing Activities

Capital expenditures totaled approximately $12.3 million and $12.7 million for the nine months ended September 30, 2017 and 2016, respectively. These expenditures were primarily used to purchase computer hardware, software, manufacturing and test equipment, and building improvements.

Our combined short-term and long-term investments decreased $50.9 million from $219.3 million at December 31, 2016 to $168.4 million at September 30, 2017. This decrease reflects our cash needs for capital expenditures, purchases of treasury stock, and shareholder dividends partially offset by funds available for investment provided by our operating activities and stock option exercises by our employees, as well as net realized and unrealized gains and losses and amortization of net premiums on our combined investments.

We invest all available cash not required for immediate use in operations primarily in securities that we believe bear minimal risk of loss. At September 30, 2017 these investments included corporate bonds of $45.2 million, municipal fixed-rate bonds of $4.9 million, asset-backed bonds of $7.8 million, mortgage/agency-backed bonds of $7.3 million, U.S. government bonds of $20.9 million, and foreign government bonds of $0.7 million. At December 31, 2016, these investments included corporate bonds of $66.4 million, municipal fixed-rate bonds of $11.8 million, asset-backed bonds of $10.2 million, mortgage/agency-backed bonds of $13.0 million, U.S. government bonds of $29.8 million, foreign government bonds of $3.7 million and variable rate demand notes of $11.9 million. As of September 30, 2017, our corporate bonds, municipal fixed-rate bonds, asset-backed bonds, mortgage/agency-backed bonds, U.S. government bonds, and foreign government bonds were classified as available-for-sale and had a combined duration of 0.8 years with an average Standard & Poor’s credit rating of A+. Because our bond portfolio has a high quality rating and contractual maturities of a short duration, we are able to obtain prices for these bonds derived from observable market inputs, or for similar securities traded in an active market, on a daily basis.

Our long-term investments decreased 22.2% from $176.1 million at December 31, 2016 to $137.0 million at September 30, 2017. Long-term investments at September 30, 2017 and December 31, 2016 included an investment in a certificate of deposit of $27.8 million, which serves as collateral for our revenue bond. See “Debt” below for additional information. We have various equity investments included in long-term investments at a cost of $32.4 million and $30.6 million, and with a fair value of $34.1 million and $29.4 million, at September 30, 2017 and December 31, 2016, respectively.

Long-term investments at September 30, 2017 and December 31, 2016 also included $19.1 million and $14.6 million, respectively, related to our deferred compensation plans, and $0.5 million and $0.8 million, respectively, of other investments carried at cost, consisting of interests in two private equity funds and an investment in a privately held telecommunications equipment manufacturer.

We review our investment portfolio for potential “other-than-temporary” declines in value on an individual investment basis. We assess, on a quarterly basis, significant declines in value which may be considered other-than-temporary and, if necessary, recognize and record the appropriate charge to write-down the carrying value of such investments. In making this assessment, we take into consideration qualitative and quantitative information, including but not limited to the following: the magnitude and duration of historical declines in market prices, credit rating activity, assessments of liquidity, public filings, and statements made by the issuer. We generally begin our identification of potential other-than-temporary impairments by reviewing any security with a fair value that has declined from its original or adjusted cost basis by 25% or more for six or more consecutive months. We then evaluate the individual security based on the previously identified factors to determine the amount of the write-down, if any. For the three and nine months ended September 30, 2017 and 2016, other-than-temporary impairment charges were not significant.

Financing Activities

Dividends

In July 2003, our Board of Directors elected to begin declaring quarterly dividends on our common stock considering the tax treatment of dividends and adequate levels of Company liquidity. During the nine months ended September 30, 2017, we paid dividends totaling $13.0 million.

Debt

We have amounts outstanding under loans made pursuant to an Alabama State Industrial Development Authority revenue bond (the Bond) which totaled $27.8 million at September 30, 2017 and December 31, 2016. At September 30, 2017, the estimated fair value of the Bond was approximately $28.0 million, based on a debt security with a comparable interest rate and maturity and a Standard & Poor’s credit rating of AAA. Included in long-term investments are restricted funds in the amount of $27.8 million at September 30, 2017 and December 31, 2016, which is a collateral deposit against the principal amount of the Bond. We have the right to set-off the balance of the Bond with the collateral deposit in order to reduce the balance of the indebtedness. The Bond matures on January 1, 2020, and bears interest at the rate of 2% per annum. In conjunction with this program, we are eligible to receive certain economic incentives from the state of Alabama that reduce the amount of payroll withholdings we are required to remit to the state for those employment positions that qualify under this program. We are required to make payments in the amounts necessary to pay the interest on the amounts currently outstanding. It is our intent to make annual principal payments in addition to the interest amounts that are due. In connection with this decision, $1.0 million of the Bond has been classified as a current liability in accounts payable in the Consolidated Balance Sheet at September 30, 2017.

Stock Repurchase Program

Since 1997, our Board of Directors has approved multiple share repurchase programs that have authorized open market repurchase transactions of up to 50.0 million shares of our common stock, which will be implemented through open market or private purchases from time to time as conditions warrant. During the nine months ended September 30, 2017, we repurchased 0.9 million shares of our common stock at an average price of $20.27 per share. As of September 30, 2017, we have the authority to purchase an additional 3.6 million shares of our common stock under the current plans approved by the Board of Directors.

Stock Option Exercises

We issued 0.4 million shares of treasury stock during the nine months ended September 30, 2017 to accommodate employee stock option exercises. The stock options had exercise prices ranging from $15.29 to $23.64. We received proceeds totaling $6.6 million from the exercise of these stock options during the nine months ended September 30, 2017.

Off-Balance Sheet Arrangements and Contractual Obligations

We do not have off-balance sheet financing arrangements and have not engaged in any related party transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources. During the nine months ended September 30, 2017, there have been no material changes in contractual obligations and commercial commitments from those discussed in our most recent Annual Report on Form 10-K for the year ended December 31, 2016 filed on February 24, 2017 with the SEC.

We have committed to invest up to an aggregate of $7.9 million in two private equity funds, and we have contributed $8.4 million as of September 30, 2017, of which $7.7 million has been applied to these commitments.

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

We maintain depository investments with certain financial institutions. Although these depository investments may exceed government insured depository limits, we have evaluated the credit worthiness of these financial institutions, and determined the risk of material financial loss due to exposure of such credit risk to be minimal. As of September 30, 2017, $125.2 million of our cash and cash equivalents, primarily certain domestic money market funds, commercial paper and foreign depository accounts, were in excess of government provided insured depository limits.

As of September 30, 2017, approximately $108.1 million of our cash and investments may be directly affected by changes in interest rates. We have performed a hypothetical sensitivity analysis assuming market interest rates increase or decrease by 50 basis points (bps) for an entire year, while all other variables remain constant. At September 30, 2017, we held $39.4 million of cash and variable-rate investments where a change in interest rates would impact our interest income. A hypothetical 50 bps decline in interest rates as of September 30, 2017 would reduce annualized interest income on our cash and investments by approximately $0.2 million. In addition, we held $68.7 million of fixed-rate bonds whose fair values may be directly affected by a change in interest rates. A hypothetical 50 bps increase in interest rates as of September 30, 2017 would reduce the fair value of our fixed-rate bonds by approximately $0.3 million.

As of September 30, 2016, approximately $178.8 million of our cash and investments was subject to being directly affected by changes in interest rates. We have performed a hypothetical sensitivity analysis assuming market interest rates increase or decrease by 50 bps for the entire year, while all other variables remain constant. A hypothetical 50 bps decline in interest rates as of September 30, 2016 would have reduced annualized interest income on our cash, money market instruments and variable rate demand notes by approximately $0.4 million. In addition, a hypothetical 50 bps increase in interest rates as of September 30, 2016 would have reduced the fair value of our fixed-rate bonds by approximately $0.5 million.

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

As of September 30, 2017, we had no material contracts, other than accounts receivable and accounts payable, denominated in foreign currencies. As of September 30, 2017, we had forward contracts outstanding with notional amounts totaling $7.0 million (€5.9 million).

For further information about the fair value of our available-for-sale investments and our derivative and hedging activities as of September 30, 2017, see Notes 6 and 7 of Notes to Consolidated Financial Statements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth repurchases of our common stock for the months indicated:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2017 – July 31, 2017	—	$—	—	3,560,769
August 1, 2017 – August 31, 2017	1,701	$21.50	1,701	3,559,068
September 1, 2017 – September 30, 2017	—	$—	—	3,559,068
Total	1,701		1,701

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

ADTRAN, Inc. (Registrant)

Date: November 7, 2017	/s/ Roger D. Shannon
Roger D. Shannon
Senior Vice President of Finance,
Chief Financial Officer,
Corporate Treasurer and Secretary
(Principal Financial Officer)