Form 10-K
period 2017-12-31
ADTRAN INC
filed 2018-02-23
CIK 926282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from               to

Commission file number 000-24612

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

The aggregate market value of the registrant's outstanding common stock held by non-affiliates of the registrant on June 30, 2017 was $979,857,575 based on a closing market price of $20.65 as quoted on the NASDAQ Global Select Market. There were 48,424,089 shares of common stock outstanding as of February 8, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 9, 2018 are incorporated herein by reference in Part III.

ADTRAN, Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2017

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

Network Solutions

Network Solutions includes software and hardware products that enable CSPs and enterprise customers to realize a fully connected world. CSPs are now being challenged to deliver Gigabit-enabled residential services, widely available high-bandwidth cloud connectivity services for enterprise customers, and scalable Ethernet and optical networking for mobile backhaul and data center connectivity. These needs are driving CSPs to transition their networks to a fiber-rich, cloud-controlled and software-defined future state for large-scale converged service delivery.

We are focused on being a top global supplier of Access infrastructure and related value-added solutions from the Cloud Edge to the Subscriber Edge. We offer a broad portfolio of flexible hardware and software network solutions that enable CSPs to meet today’s service demands, while enabling them to transition to the fully converged, scalable, highly automated, cloud-controlled voice, data, Internet and video network of the future.

We are accelerating the industry’s transition to open, programmable, scalable networks. The ADTRAN MosaicTM Software-Defined Access (SD-Access) architecture combines modern Web-scale technologies with open-source platforms to facilitate rapid innovation in multi-technology, multi-vendor environments. The Mosaic cloud platform and Mosaic OS, combined with programmable network elements, provide operators with a highly agile, open-services architecture. This allows operators to better compete with Web-scale competition by reducing the time and cost to on-board new service, technologies and best-of-breed suppliers as they strive to reduce operational costs while creating and deploying differentiated product offerings. Our products and services provide solutions supporting fiber- and copper-based infrastructures and a growing number of wireless and coax-based solutions, lowering the overall cost to deploy advanced services across a wide range of applications.

To further the goal of accelerating the industry’s path to SD-Access, we launched our Mosaic Open Networking Alliance to foster the widespread development and industry adoption of Software Defined Networking (SDN) and Network Function Virtualization (NFV) solutions based on open standards. The Alliance includes two levels of engagement, the first of which comprises Collaboration Members committed to joint innovation, collaboration, insight and knowledge sharing. The second tier includes Integration Members, a community of partners who will integrate with or work within the Mosaic framework. This involves Technology Partners focused on delivering innovative programmable network functions and service partners delivering managed services, system integration and other network operation requirements.

Services & Support

To complement our Network Solutions portfolio and to enable our customers to accelerate time to market, reduce costs and improve customer satisfaction, we offer a complete portfolio of maintenance, turnkey network implementation, maintenance, solutions integration and managed services. ADTRAN Professional Services enables CSPs to increase their service velocity, while providing higher customer satisfaction. Our proven nationwide system of resources effectively addresses our customers’ unique requirements. Our network implementation services offer a full spectrum of services related to engineering (pre-construction), installation/turn-up (construction), and provisioning (post-construction), partnering with customers to tailor a program to each specific service delivery need.

We also offer a full spectrum of professional services under the ProServices® umbrella. ADTRAN ProServices is a comprehensive and flexible service program designed to offer complete networking lifecycle support. The ProServices portfolio consists of three distinct service offerings: ProStart® (planning and implementation), ProCare® (maintenance and support), and ProCloud® (cloud-based managed services). Our maintenance services are specifically designed to protect customers' networks from unnecessary downtime through services such as managed spares, and remote or on-site technical support beyond our standard warranty coverage. Our ProCare® program, which is available to all of our customers, guarantees priority access to technical support engineers. Five different maintenance programs ranging from five-days-a-week, eight-hours-a-day and next business day equipment replacement to seven-days-a-week, 24-hours-a-day, and equipment replacement within four hours of notification are offered. In addition to protecting our customers’ network, ProCare provides resalable service value designed for the end-user customer. ProCloud offers the same maintenance benefits of ProCare, as well as a full suite of cloud-based network solutions that are easily deployable. These offerings have enabled us to provide resalable service offerings to help build a successful recurring revenue model with exceptional flexibility. Our Network Care Plans provide peace of mind, knowing that any issues will be identified, addressed and rectified as quickly as possible. Network Care Plans offer prioritized remote or on-site support, after-hours emergency support, advanced replacement, early access to software patches and upgrades, as well as bundled training and network management vouchers with the option of Element Management as part of the support plan.

Our Solutions Integration offerings include the new SD-Access Accelerator and Resident Engineering services. These solutions enable service providers to explore the benefits of SD-Access without impacting their network. Simply stated, the SD-Access Accelerator includes system integration services with a compact, R-CORD pod. This fully functional SD-Access system enables service providers to cost-effectively perform functional testing, develop transition plans, access a variety of applications and environments and evaluate fully functional disaggregated solutions. Our resident engineering services provide an on-site ADTRAN engineer, whose goal is to drive customer success by serving as the single point of contact for product knowledge, on-going network troubleshooting, and technical expertise enabling service providers to gain a strategic competitive advantage from our products.

Revenue Categories

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

The Access & Aggregation category includes product and service families such as:

•	Mosaic branded network management and subscriber services control and orchestration software within a SD-Access architecture
•	SDX series of SDN-controlled programmable network elements that form the hardware components within a SD-Access architecture
•	Total Access® 5000 Series Fiber to the Premises (FTTP) and Fiber to the Node (FTTN) Multi-Service Access Nodes (MSAN)
•	hiX 5600 Series fiber aggregation and FTTN MSAN
•	Fiber to the Distribution Point (FTTdp) Gfast Optical Network Units (ONU)
•	GPON, EPON and 10G PON Optical Line Terminals (OLT)
•	Optical Networking Edge (ONE) aggregation
•	IP-based Digital Subscriber Line Access Multiplexers (DSLAMs)
•	Cabinet and Outside-Plant (OSP) enclosures and services
•	Pluggable optical transceivers (i.e., SFP, SFP+, XFP, QSFP), cables and other miscellaneous materials
•	Planning, engineering, program management, maintenance, installation and commissioning services to implement customer network solutions
•	Other products and services that are generally applicable to Access & Aggregation

Customer Devices includes our products and services that provide end users access to CSP networks. Our Customer Devices portfolio includes a comprehensive array of service provider and enterprise hardware and software products and services.

The Customer Devices category includes products and services such as:

•	Broadband customer premises solutions, including Passive Optical Network (PON) and point-to-point Ethernet Optical Network Terminals (ONTs)
•	Radio Frequency over Glass (RFoG) MicroNodes
•	Residential and business gateways
•	Wi-Fi access points and associated powering and switching infrastructure
•	Enterprise Session Border Controllers (eSBC)
•	Branch office and access routers
•	Carrier Ethernet services termination devices
•	Voice over Internet Protocol (VoIP) media gateways
•	ProServices pre-sale and post-sale technical support
•	Planning, engineering, program management, maintenance, installation and commissioning services to implement customer devices solutions into consumer, small business and enterprise locations
•	Other products and services that are generally applicable to customer devices

Traditional & Other Products generally includes a mix of prior-generation technologies’ products and services, as well as other products and services that do not fit within the Access & Aggregation or Customer Devices categories.

The Traditional & Other Products category includes products and services such as:

•	Time Division Multiplexed (TDM) and Asynchronous Transfer Mode (ATM)-based aggregation systems and customer devices
•	HDSL, ADSL and other mature technologies used to deliver business and residential services over the CSP access and customer networks
•	Other products and services that do not fit within the Access & Aggregation and Customer Devices categories

Access & Aggregation

We have more than 30 years of expert domain experience in the access network. We understand the transformative effects of broadband. We have seen time and time again how this technology transforms communities, rebuilds urban centers, revitalizes schools, stimulates economic growth and delivers innovative residential and business services. We have enabled hundreds of Gigabit communities across the United States. These communities are now seeing the true benefits of this technology and its impact on education, health care and economic development.

Simply stated, our Access & Aggregation solutions enable CSPs to connect to their customers. It was not that long ago that just having Internet connection was enough. Now that the Internet has become engrained in all aspects of our everyday lives, customers want high-speed broadband connectivity everywhere, all the time. We are enabling CSPs to meet this demand with a unique portfolio of innovative solutions. These products enable CSPs to maximize their current network investment while transitioning to next-generation virtualized networks.

Our market leadership is exemplified by our leading global position in hardened OSPs and our serving as a key provider for the world’s largest vectoring deployments. We are leading the introduction of industry-leading technology innovations like NGPON2 and XGS-PON, supporting multi-Gigabit per second services over fiber, and Gfast, supporting Gigabit services over existing phone lines and TV cabling, all supporting the enablement of Gigabit communities.

Next-Gen Passive Optical Network (PON) technologies will enable access speeds up to 10 times that of existing FTTP technologies, providing the network scale and agility needed to support a Web-scale world. The primary value of Next-Gen PON technologies like NG-PON2 and XGS-PON is the ability to serve a mix of residential, business and backhaul services over a common network. Next-Gen PON enables operators to double the life of their fiber investment.

Gfast is quickly gaining momentum among CSPs for its ability to enable Gigabit speeds over existing phone and TV infrastructure. We are a leader in the development of this technology and have been selected for five nationwide Gfast commercial deployments across six continents.

VDSL2 vectoring has become the fastest growing product in our company’s history, shipping over 10 million ports in less than three years. This advanced broadband technology supports the world’s regulatory goals for broadband penetration including ultra-fast broadband speeds over existing infrastructure. This drastically reduces zoning issues, build delays and tenant disruption, helping to advance the Gigabit Society. Super-Vectoring offers three times the broadband capacity of vectoring.

SDN and NFV are two key network architectural approaches that are enabling service providers and enterprises to create more agile, programmable networks. SDN enables highly scalable network programmability to facilitate service automation. NFV virtualizes functions typically performed in proprietary hardware and moves them into software functions that run on general-purpose hardware. The combination of these two technologies enables user-driven networks where subscribers can self-activate a wide range of sophisticated on-demand services without having to engage the CSP.

ADTRAN Mosaic™ is the industry’s most open and complete Software Defined Access (SD-Access) solution that natively integrates a complete FTTx portfolio with an open-source SDN controller. It is also the most awarded SD-Access solution in the industry with 13 industry awards. This breakthrough innovation is the first to market and supports the rapid service creation and delivery of broadband and business services at Web-scale. This solution is anchored by the Mosaic Cloud Platform (CP) and the Mosaic Operating System (OS). The Mosaic CP is built on an open, micro-services architecture that provides network management and SDN orchestration for the entire access network, from the cloud edge to the subscriber edge. It unlocks control and management functions from the underlying network elements, enabling a more flexible, agile services delivery environment. This provides a framework to support user-driven service models and a platform to deploy new network applications. Our Mosaic OS provides a consistent and field-proven feature set across a broad spectrum of network elements and access technologies. Its modular software architecture enables service providers to rapidly on-board new access technologies and introduce disruptive operational efficiencies while creating revenue-generating, on-demand applications across their entire access network.

We are focused on building next-generation access components with open, programmable application programming interfaces (APIs) allowing them to be natively integrated into any leading open source SDN control and orchestration system. To facilitate this approach, We are co-chairing the Broadband Forum’s SDN and NFV Work Area which is in the process of defining a common set of APIs for broadband access equipment.

The cable/multiple-service operator (cable/MSO) market represents a growing portion of the fixed broadband access industry. In September 2016, we acquired key fiber access products, technologies and service relationships from a third party. These solutions, combined with our organic fiber access product portfolio and our distributed access expertise, present new opportunities in the cable/MSO market. As cable/MSOs define their technology future, the concept of fiber deep and distributed access take on more prominence. Fiber deep is a strategy of pushing fiber deeper into the access network. This approach hinges on distributing broadband access electronics in the outdoors, hanging from poles, overhead lines or in small pits along walkways. Over 20 years of telco market fiber-to-the-node deployment experience has allowed us to become an expert in deploying these challenging distributed access architectures. Fiber deep and distributed access architectures are all centered on giving cable/MSOs the technology architectures required for their relevancy in the Gigabit age and laying the path to a software-defined future.

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

We provide a unique advantage in that we are one of the only companies in the information and communications technology industry that offer products spanning from the CSP demarcation point to the desktop and beyond. We offer a broad array of business networking solutions, from appliance-based to virtualized, including optical fiber, copper and coax, which enable service differentiation and network monetization, while reducing operating expenses for our customers.

Our portfolio includes solutions, such as IP business gateways and access routers that provide businesses access to CSP networks, and enterprise communications solutions that enable businesses to construct voice, data and video networks at a single site or among distributed sites. These products are sold through CSPs as part of bundled business services or through our network of Value-Added-Resellers (VARs), managed service providers (MSPs) and system integrators.

Our ONTs are designed to address the fiber access market with industry-leading voice, data and video capabilities. These ONTs include both indoor and outdoor models for residential and business applications. With several different series of GPON, EPON and Active Ethernet ONTs, carriers can benefit from high data rates of fiber optic transmission and the flexibility offered by our portfolio of Ethernet-based systems that can be easily configured for new, customized service offerings.

Traditional & Other Products

These products generally utilize legacy technologies such as HDSL, ADSL, TDM, or ATM, and represent a prior generation of a current product or are products that do not fit under either Access & Aggregation or Customer Devices.

Customers

We have a diverse customer base that includes Tier 1, 2 and 3 CSPs, cable MSOs and distributed enterprises. Major CSPs and many smaller providers typically require product approval prior to adopting a vendor's products for use in their networks. We are involved in a constant process of submitting new and succeeding generations of products for approval.

Two customers, CenturyLink, Inc. and Deutsche Telekom, AG, individually comprised more than 10 percent of our revenue in 2017. The revenues from these customers are reported in both the Network Solutions and Services & Support segments.

For a discussion of risks associated with customers, CSPs and approval processes, see “Risk Factors – The lengthy sales and approval process required by major and other CSPs for new products could result in fluctuations in our revenue,” “Risk Factors – We depend heavily on sales to certain customers; the loss of any of these customers would significantly reduce our revenues and net income,” and “Risk Factors – Consolidation and deterioration in the Competitive Local Exchange Carrier (CLEC) market could result in a significant decrease in our revenue,” in Item 1A of this report.

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

Before placing any orders, CSPs typically require lengthy product qualification and standardization processes that can extend for several months or years. Once approved, product orders are typically placed under single or multi-year supply agreements that are generally not subject to minimum volume commitments. CSPs generally prefer having two or more suppliers for most products, so individual orders are usually subject to competition based on some combination of total value, service, price, delivery and other terms.

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

Our field sales organizations, distributors, and CSP customers receive support from regional-based marketing, sales and customer support groups. Under certain circumstances, other headquarters personnel may be involved in sales and other activities.

Our services offerings can be purchased directly from us, or through one of our CSPs, channel partners or distribution partners.

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

During 2017, 2016 and 2015, product development expenditures totaled $130.4 million, $124.8 million and $129.9 million, respectively. Our product development activities are an important part of our strategy. We plan to maintain an emphasis on product development each year to respond to rapidly changing technology and evolving industry standards.

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

While we develop most of our products internally, in some cases, we license intellectual property (IP) or use Original Design Manufacturer (ODM) partners across certain products. Internal development on advanced technology products gives us more control over design and manufacturing issues, while for traditional designs, ODM and/or licensed IP gives us the ability to leverage the economies of scale of our technology partners. This balanced approach to product development ensures we provide a “best-in-class” approach to our customers.

As we continue to create more software-based IP, such as our SDN/NFV portfolio, our use of “Lean Agile Enterprise” ensures we remain responsive and customer-focused. This enables continuous delivery so we can deliver products faster and more economically to our customers and the market.

Our ability to continually reduce product costs is an important part of our overall business strategy. Our product development efforts are often centered on entering a market with improved technology, allowing us to offer products at competitive prices. We then compete for market share. We continually re-engineer successive generations of the product to improve our product costs.

Product development activities focus on products to support both existing and emerging communications industry technologies in segments of our markets that we consider viable revenue opportunities. We are actively engaged in developing and refining technologies to support data, voice, and video transport primarily over IP/Ethernet network architectures. This includes Ethernet aggregation, fiber optic transport and access, DSL access, access routing, Ethernet switching, wireless LANs, integrated access, converged services, VoIP, network management and professional services.

A centralized research function supports product development efforts throughout the company. This group provides guidance to our various product design and engineering teams in digital signal processing technologies, computer simulation and modeling, CAD/CAM tool sets, custom semiconductor design, optical transceiver design, industry standards and technological forecasting.

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

For a discussion of risks associated with our research and development activities, see “Risk Factors – We must continue to update and improve our products and develop new products in order to compete and to keep pace with improvements in communications technology” and “Risk Factors – We engage in research and development activities to improve the application of developed technologies, and as a consequence may miss certain market opportunities enjoyed by larger companies with substantially greater research and development efforts who may focus on more leading edge development,” in Item 1A of this report.

Manufacturing and Operations

The principal steps in our manufacturing process include the purchase and management of materials, assembly, testing, final inspection, packing, and shipping. We purchase parts and components for the assembly of some products from a large number of suppliers through a worldwide sourcing program. Additionally, we manage a process which identifies the components that are best purchased directly by contract manufacturers for use in the assembly of our products to achieve manufacturing efficiency, quality and cost objectives. Certain key components used in our products are currently available from a single source, and other key components are available from only a limited number of sources. In the past, we have experienced delays in the receipt of certain key components, which has resulted in delays in related product deliveries. We attempt to manage these risks through developing alternative sources, by staging inventories at strategic locations, through engineering efforts designed to obviate the necessity of certain components, and by maintaining close contact and building long-term relationships with our suppliers.

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

For a discussion of risks associated with manufacturing activities, see “Risk Factors – Our strategy of outsourcing a portion of our manufacturing requirements to subcontractors located in various international regions may result in us not meeting our cost, quality or performance standards” and “Risk Factors – Our dependence on a limited number of suppliers for certain raw materials and key components may prevent us from delivering our products on a timely basis, which could have a material adverse effect on customer relations and operating results,” in Item 1A of this report.

Competition

We compete in markets for networking and communications services and solutions for CSPs, businesses, government agencies and other organizations worldwide. Our products and services provide solutions supporting voice, data and video communications across fiber-, copper- and wireless-based infrastructure, as well as across wide area networks, local area networks, and the Internet.

The markets for our products are intensely competitive, and numerous competitors exist in each of our product segments. These competitive conditions have resulted in competitor consolidations, bankruptcies and liquidations. Consumer acceptance of alternative communications technologies such as coaxial cable through cable/MSOs and cellular-based wireless services that compete with our products has grown in recent years. Our development of 10G EPON and RFoG products better positions us to compete in the MSO market. Competition might further increase if new technologies emerge, new companies enter the market, or existing competitors expand their product lines.

We compete with a number of companies in the markets we serve. Key competitors in our core broadband access market include Arris, Calix, Inc., Ciena Corporation, Huawei Technologies, Nokia, DASAN Zhone Solutions and ZTE Corporation. In the customer devices market, our primary competitors include Arris, Calix, Inc., Cisco, Edgewater Networks, Hewlett Packard Enterprise and Ubiquiti Networks. In addition to these OEM vendors, we face increasing competition from various ODM vendors who are being engaged directly by some of our service provider customers. Some of these companies compete in a single product segment, while others compete across multiple product lines.

Competitors of our Services & Support business include Ericsson, Fujitsu Network Communications, Nokia and Calix, Inc.

For further discussion of risks associated with our competition, see “Risk Factors – We must continue to update and improve our products and develop new products in order to compete and to keep pace with improvements in communications technology” and “Risk Factors – We compete in markets that have become increasingly competitive, which may result in reduced gross profit margins and market share,” in Item 1A of this report.

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

Foreign Currency

We record transactions denominated in foreign currencies on a monthly basis using exchange rates from throughout the year. Assets and liabilities denominated in foreign currencies are remeasured at the balance sheet dates using the closing rates of exchange between those foreign currencies and the functional currency with any transaction gains or losses reported in other income (expense). Our primary exposures to foreign currency exchange rate movements are with our German subsidiary, whose functional currency is the Euro, our Australian subsidiary, whose functional currency is the Australian dollar, and our Mexican subsidiary, whose functional currency is the United States dollar. Adjustments resulting from translating financial statements of international subsidiaries are recorded as a component of accumulated other comprehensive income (loss).

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

To meet this type of demand, we have implemented supply chain management systems to manage the production process. We maintain substantial inventories of raw materials for long lead-time components to support this demand and avoid expedite fees. We also maintain substantial finished goods inventories. Our practice of maintaining sufficient inventory levels to assure prompt delivery of our products and services increases the amount of inventory that may become obsolete. The obsolescence of this inventory may require us to write down the value of the obsolete inventory, which may have an adverse effect on our operating results.

For further discussion of risks associated with managing our inventory, see “Risk Factors – Managing our inventory is complex and may include write-downs of excess or obsolete inventory,” in Item 1A of this report.

Government Regulation

Our products must comply with various regulations and standards established by communications authorities in various countries, as well as those of certain international bodies. For instance, environmental legislation within the European Union (EU) may increase our cost of doing business as we amend our products to comply with these requirements. The EU issued directives on the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (RoHS), Waste Electrical and Electronic Equipment (WEEE), and the Registration, Evaluation, Authorization, and Restriction of Chemicals (REACH). We continue to implement measures to comply with the RoHS directive, the WEEE directive and the REACH regulation as individual countries issue their implementation guidance.

For further discussion of risks associated with government regulation, see “Risk Factors – Our products may not continue to comply with evolving regulations governing their sale, which may harm our business” and “Risk Factors – Regulatory and potential physical impacts of climate change and other natural events may affect our customers and our production operations, resulting in adverse effects on our operating results,” in Item 1A of this report.

Employees

As of December 31, 2017, we had 2,060 full-time employees in the U.S. and in our international subsidiaries located in North America, Latin America, EMEA and the Asia-Pacific region. The majority of ADTRAN GmbH employees, our subsidiary in Germany, are subject to collective bargaining agreements of either the Association of Metal and Electrical Industry in Berlin and Brandenburg e.V. or NORDMETALL Association of Metal and Electrical Industry e.V. In addition, a small number of our ADTRAN GmbH employees are represented by other collective bargaining agreements. We have never experienced a work stoppage, and we believe that our relationship with our employees is good.

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

We have ownership of over 580 patents worldwide related to our products and have over 133 additional patent applications pending. Our patents expire at various dates between January 2018 and October 2036. We will continue to seek additional patents from time to time related to our research and development activities. We do not derive any material amount of revenue from the licensing of our patents.

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

For a discussion of risks associated with our intellectual property and proprietary rights, see “Risk Factors – Our failure to maintain rights to intellectual property used in our business could adversely affect the development, functionality, and commercial value of our products,” in Item 1A of this report.

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
•

Our dependence on sales of our products by channel partners, the timing of their replenishment orders, the potential for conflicts and competition involving our channel partners and large end-user customers and the potential for consolidation among our channel partners;

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

As a result of the many factors discussed in this report, our revenue for a particular quarter is difficult to predict and will fluctuate from quarter to quarter. Our typical pattern of customer orders requests product delivery within a short period following receipt of an order. Consequently, we do not typically carry a significant order backlog and are dependent upon obtaining orders and completing delivery in accordance with shipping terms that are predominantly within each quarter to achieve our targeted revenues. Our net sales may grow at a slower rate than in previous quarters or may decline. Our deployment/installation cycle can vary depending on the customer’s schedule, site readiness, network size and complexity and other factors, which can cause our revenue to fluctuate from period to period. Our ability to meet financial expectations could also be affected if the variable sales patterns seen in prior quarters recur in future quarters. We have experienced periods of time during which manufacturing issues have delayed shipments, leading to variable shipping patterns. In addition, to the extent that manufacturing issues and any related component shortages result in delayed shipments in the future, and particularly in quarters in which we and our subcontractors are operating at higher levels of capacity, it is possible that revenue for a quarter could be adversely affected, and we may not be able to remediate the conditions within the same quarter.

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

Most of our sales are made on an open credit basis, frequently with payment terms of 30 to 45 days in the U.S. and typically longer in many geographic markets outside the U.S. As our international sales grow, our total accounts receivable balance will likely increase. Our days sales outstanding (DSO) could also increase as a result of greater mix of international sales. Additionally, international laws may not provide the same degree of protection against defaults on accounts receivable as provided under U.S. laws governing domestic transactions; therefore, as our international business grows, we may be subject to higher bad debt expense compared to historical trends. Overall, we monitor individual customer payment capability in granting such open credit arrangements, seek to limit such open credit to amounts that we believe customers can pay, and maintain reserves we believe are adequate to cover exposure for doubtful accounts. In the course of our sales to customers, we may encounter difficulty collecting accounts receivable and could be exposed to risks associated with uncollectible accounts receivable. We may be exposed to similar credit risks relating to collections from distributors of our products, and we apply similar processes to monitor and reserve for any exposures. Turmoil in the financial markets could impact certain of our customers’ ability to maintain adequate credit facilities with financial institutions, thereby potentially impacting their ability to pay their debts. While we attempt to monitor these situations carefully and attempt to take appropriate measures to collect accounts receivable balances, there are no assurances we can avoid accounts receivable write-downs or write-offs of doubtful accounts. Such write-downs or write-offs could negatively affect our operating results for the period in which they occur, and could potentially have a material adverse effect on our results of operations, financial condition and cash flow.

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

We must continue to update and improve our products and develop new products to compete and to keep pace with improvements in communications technology.

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

A significant portion of our total revenues is generated from sales outside of the U.S. As a result, we are subject to the U.S. Foreign Corrupt Practices Act (FCPA), which prohibits U.S. companies and their intermediaries from making corrupt payments to foreign officials for the purpose of directing, obtaining or keeping business, and requires companies to maintain reasonable books and records and a system of internal accounting controls. The FCPA applies to companies, individual directors, officers, employees and agents. Under the FCPA, U.S. companies may be held liable for the corrupt actions taken by employees, strategic or local partners or other representatives. If we or our intermediaries fail to comply with the requirements of the FCPA or similar legislation, governmental authorities in the U.S. and elsewhere could seek to impose civil and/or criminal fines and penalties which could have an adverse effect on our results of operations, financial condition and cash flow. To help ensure that we remain compliant with FCPA, we have proactively implemented internally and externally focused measures and controls to address this risk. We help ensure that our employees understand the key requirements of FCPA compliance and the consequences of non-compliance through training courses and detective controls. ADTRAN senior management and employees whose responsibilities include international activities are required to complete an online training program and pass an exam every two years. We have put processes in place to help detect non-compliance through providing our employees access to a worldwide reporting “hotline”, available by phone and online, that is maintained by a third party provider. Finally, we perform annual reviews of our employees’ expense reports and corporate credit card activity to identify possible corruption concerns. We have also implemented controls to help ensure our third party partners and customers observe FCPA requirements. Prior to selling to new international distributors, resellers or agents, we review third party data and check them against over 200 denied party lists from government institutions worldwide for potential FCPA concerns. We also require international distributors, resellers and agents complete an Anti-Corruption Due Diligence Questionnaire, which is reviewed and assessed by a cross-functional compliance committee and our export compliance function.

We are subject to complex and evolving U.S. and foreign laws and regulations regarding privacy, data protection and other matters. Violations of these laws and regulations may harm our business.

A wide variety of provincial, state, national and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer and other processing of data, including personal data. Foreign data protection, privacy and other laws and regulations, including the European Union’s (EU) recently enacted General Data Protection Regulation, are often more restrictive than those in the U.S. These data protection and privacy-related laws and regulations are varied, evolving, can be subject to significant change, may be augmented or replaced by new or additional laws and regulations, and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. If we violate these laws and regulations, governmental authorities in the U.S., the EU and elsewhere could seek to impose civil and/or criminal fines and penalties which could have an adverse effect on our results of operations, financial condition and cash flow.

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

Our products must interface with existing networks, each of which may have different specifications, utilize multiple protocol standards and incorporate products from other vendors. Many of our customers’ networks contain multiple generations of products that have been added over time as these networks have grown and evolved. Our products may be required to interoperate with many or all of the products within these networks, as well as future products to meet our customers’ requirements. If we find errors in the existing software or defects in the hardware used in our customers’ networks, we may have to modify our software or hardware to fix or overcome these errors so that our products will interoperate with the existing software and hardware. Implementation of product corrections involving interoperability issues could increase our costs and adversely affect our results of operations. Such issues may affect our ability to obtain product acceptance from other customers.

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

We engage in research and development activities to improve the application of developed technologies, and as a consequence may miss certain market opportunities enjoyed by larger companies with substantially greater research and development efforts which may focus on more leading-edge development.

A portion of our research and development activities are focused on the refinement and redefinition of access technologies that are currently accepted and commonly practiced, which may include emerging technologies not yet widely distributed across all networks. These research and development efforts result in improved applications of technologies for which demand already exists or is latent. We rarely engage in research projects that represent a vast departure from the current business practices of our key customers. This includes pioneering new services and participating in leading-edge field trials or demonstration projects for new technologies. While we believe our strategy provides a higher likelihood of producing nearer term revenue streams, this strategy could reduce our ability to influence industry standards and share in the establishment of intellectual property rights associated with new technologies, and could result in lost revenue opportunities should a new technology achieve rapid and widespread market acceptance.

We depend heavily on sales to certain customers; the loss of any of these customers would significantly reduce our revenues and net income.

Historically, a large percentage of our sales have been made to major CSPs and larger independent communications companies. In 2017, these customers continued to comprise over half of our revenue. As long as the major and larger independent communications companies represent such a substantial percentage of our total sales, our future success will significantly depend upon certain factors which are not within our control, including:

•	the timing and size of future purchase orders, if any, from these customers;
•	changes in strategic plans of these customers;
•	the product requirements of these customers;
•	the financial and operational success of these customers;
•	the impact of legislative and regulatory changes on these customers;
•	the success of these customers' services deployed using our products; and
•	the impact of work stoppages at these customers.

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

If we are unable to integrate future acquisitions successfully, it could adversely affect our operating results, financial condition and cash flow.

We may make acquisitions to improve or expand our product offerings, customer base, talent, or intellectual property. Our future acquisition strategy will depend on our ability to identify, negotiate, complete and integrate acquisitions. Acquisitions involve numerous risks, including, but not limited to:

•	Difficulties integrating and managing the operations, technologies and products of the companies we acquire;
•	Our inability to maintain the key business relationships and the brand equity of businesses we acquire;
•	Our inability to retain key personnel of the acquired business; and
•	Our responsibility for the liabilities of the businesses we acquire, including those which we may not anticipate.

Our strategy of outsourcing a portion of our manufacturing requirements to subcontractors located in various international regions may result in us not meeting our cost, quality or performance standards.

We are heavily dependent on subcontractors for the assembly and testing of certain printed circuit board assemblies, subassemblies, chassis, enclosures and equipment shelves, and the purchase of some raw materials used in such assemblies. This reliance involves several risks, including the unavailability of, or interruptions in, access to certain process technologies and reduced control over product quality, delivery schedules, transportation, manufacturing yields and costs. We may not be able to provide product order volumes to our subcontractors that are high enough to achieve sufficient cost savings. If shipments fall below forecasted levels, we may incur increased costs or be required to take ownership of excess inventory. Changes in international tariff structures could adversely impact our product costs. In addition, a significant component of maintaining cost competitiveness is the ability of our subcontractors to adjust their costs to compensate for possible adverse exchange rate movements. To the extent that the subcontractors are unable to do so, and we are unable to procure alternative product supplies, then our competitiveness and results of operations could be adversely impaired. These risks may be exacerbated by economic or political uncertainties, terrorist actions, the effects of climate change, natural disasters or pandemics in the foreign countries in which our subcontractors are located.

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

Certain raw materials and key components used in our products are currently available from only one source, and others are available from only a limited number of sources. The availability of these raw materials and supplies may be subject to market forces beyond our control, such as merger and acquisition activity of our suppliers and consolidation in some segments of our supplier base. From time to time, there may not be sufficient quantities of raw materials and supplies in the marketplace to meet customer demand. Many companies utilize the same raw materials and supplies that we do in the production of their products. Companies with more resources than our own may have a competitive advantage in obtaining raw materials and supplies due to greater buying power. These factors can result in reduced supply, higher prices of raw materials, and delays in the receipt of certain of our key components, which in turn may generate increased costs, lower margins, and delays in product delivery, with a corresponding adverse effect on revenues and customer relationships. Furthermore, due to general economic conditions in the U.S. and globally, our suppliers may experience financial difficulties, which could result in increased delays, additional costs, or loss of a supplier. We attempt to manage these risks through developing alternative sources, by staging inventories at strategic locations, through engineering efforts designed to obviate the necessity of certain components, and by building long-term relationships and close contact with each of our key suppliers; however, we cannot assure you that delays in or failures of deliveries of key components, either to us or to our contract manufacturers, and consequent delays in product deliveries, will not occur in the future.

In addition, the SEC has adopted disclosure requirements regarding the use of “conflict minerals” mined from the Democratic Republic of Congo and adjoining countries and procedures to identify the source of such minerals included in manufactured products. The disclosures will require us to incur additional costs to verify the origins of the identified minerals used and comply with disclosure requirements. These requirements could affect the availability of minerals used in the manufacture of a limited number of parts contained in our products. This may reduce the number of suppliers who provide conflict-free minerals and may affect our ability to obtain products in sufficient quantities or at competitive prices. Our material sourcing is broad-based and multi-tiered. While we are taking steps to identify sourcing based on recommended standards for our industry, we may not be able to conclusively verify the origins for all minerals used in our products. An inability to make a sourcing determination of minerals in our products could impact our revenues and harm our financial condition should our customers require that we certify that all components used in our products are free of minerals from this region.

We compete in markets that have become increasingly competitive, which may result in reduced gross profit margins and market share.

The markets for our products are intensely competitive. Additional manufacturers have entered the markets in recent years to offer products in competition with us. Additionally, certain companies have, in recent years, developed the ability to deliver competing products using coaxial cable and cellular transmission, especially in high-density metropolitan areas. Competition will further increase if new companies enter the market or existing competitors expand their product lines. Some of these potential competitors may have greater financial, technological, manufacturing, sales and marketing, and personnel resources than we have. As a result, these competitors may be able to respond more rapidly or effectively to new or emerging technologies and changes in customer requirements, withstand significant price decreases, or devote greater resources to the development, promotion, and sale of their products than we can.

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

Our products are highly complex, and we cannot ensure that our extensive product development, manufacturing and integration testing will be adequate to detect all defects, errors, failures and quality issues. Quality or performance problems for products covered under warranty could adversely impact our reputation and negatively affect our operating results, financial position and cash flow. The development and production of new products with high complexity often involves problems with software, components and manufacturing methods. If significant warranty obligations arise due to reliability or quality issues arising from defects in software, faulty components, or manufacturing methods, our operating results, financial position and cash flow could be negatively impacted by:

•	costs associated with fixing software or hardware defects;
•	costs associated with internal or third-party installation errors;
•	high service and warranty expenses;
•	high inventory obsolescence expense;
•	delays in collecting accounts receivable;
•	payment of liquidated damages for performance failures; and
•	a decline in sales to existing customers.

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

We are expanding our presence in international markets, which represented 24.0% of our net sales for 2017, and as a result, we anticipate increased sales and operating costs in these markets. This international expansion may increase our operational risks and impact our results of operations, including:

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

As our international sales increase or as utilization of international suppliers expands, we may transact additional business in currencies other than U.S. currency. As a result, we will be subject to the possibility of greater effects of foreign currency exchange translation on our financial statements. Sales contract commitments and accounts receivable balances based on foreign currency expose us to potential risk of loss as the value of the U.S. dollar fluctuates over time. In addition, for those countries outside the U.S. where we have significant sales or significant purchases of supplies, devaluation in the local currency could make our products more expensive for customers to purchase or increase our costs, thereby adversely affecting our competitiveness or results of operation. When appropriate, we may enter into various derivative transactions to enhance our ability to manage the volatility relating to these typical business exposures. If used, the derivative transactions will be intended to reduce, but not eliminate, the impact of foreign currency exchange rate movements; therefore, we generally would not anticipate hedging all outstanding foreign currency risk. There can be no assurance that exchange rate fluctuations in the future will not have a material adverse effect on our revenue from international sales, manufacturing costs, results of operations, financial condition and cash flow.

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

Breaches of our information systems and cyber-attacks could compromise our intellectual property and cause significant damage to our business and reputation.

We maintain sensitive data on our information systems and the networks of third-party providers, including intellectual property, financial data and proprietary or confidential business information relating to our business, customers, suppliers, and business partners. We also produce networking equipment solutions and software used by network operators to ensure security and reliability in their management and transmission of data. Our customers, particularly those in regulated industries, are increasingly focused on the security features of our technology solutions and maintaining the security of information sensitive to us and our business partners is critical to our business and reputation. We rely upon a number of internal business processes and information systems to support key operations and financial functions, and the efficient operation of these processes and systems is critical. Companies are increasingly subjected to cyber-attacks and other attempts to gain unauthorized access. We have multiple layers of access control and devote significant resources to data encryption and other security measures to protect our information technology and communications systems. We test our vulnerability periodically and take action to further secure our networks, yet our network and storage applications and those systems and storage applications maintained by our third-party providers, may be subject to unauthorized access by cyber-attack or breached due to operator error, fraudulent activity or other system disruptions. In some cases, it is difficult to anticipate or immediately detect damage caused by such incidents. Unauthorized access or disclosure of our information could compromise our intellectual property and expose sensitive business information. Our information systems are designed to appropriate industry standards to reduce downtime in the event of power outages, weather or climate events and cyber-security issues. A significant failure of our systems due to these issues could result in significant remediation costs, disrupt business operations, and divert management attention, which could result in harm to our business reputation, operating results, financial condition and cash flow.

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

Software under license from third-parties for use in certain of our products may not continue to be available to us on commercially reasonable terms.

We integrate third-party software into certain of our products. Licenses for this technology may not be available or continue to be available to us on commercially reasonable terms. Difficulties with third-party technology licensors could result in termination of such licenses, which may result in increased costs or require us to purchase or develop a substitute technology. Difficulty obtaining and maintaining third-party technology licenses may disrupt development of our products and increase our costs, which could harm our business.

Our use of open source software could impose limitations on our ability to commercialize our products.

Several of our solutions utilize elements of open source or publicly available software. Although we closely monitor our use of open source software, the terms of many open source software licenses have not been interpreted by the courts, and there is a risk that such licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to sell our products. In such event, we could be required to make our proprietary software generally available to third parties, including competitors, at no cost, to seek licenses from third-parties in order to continue offering our products, to re-engineer our products or to discontinue the sale of our products in the event re-engineering cannot be accomplished on a timely basis or at all, any of which could adversely affect our revenues and operating expenses.

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

We are exposed to financial market risks, including changes in interest rates and prices of marketable equity and fixed-income securities. The primary objective of the large majority of our investment activities is to preserve principal while at the same time achieving appropriate yields without significantly increasing risk. To achieve this objective, a majority of our marketable securities are investment grade corporate and municipal fixed-rate bonds, and municipal money market instruments denominated in U.S. dollars. Our investment policy provides limitations for issuer concentration, which limits, at the time of purchase, the concentration in any one issuer to 5% of the market value of our total investment portfolio.

We have significant investments in corporate bonds, municipal fixed-rate bonds, asset-backed bonds, mortgage/agency-backed bonds, U.S. government bonds and foreign government bonds. Through December 31, 2017, we have not been required to impair any of these investments; however, we may experience a reduction in value or loss of liquidity in these investments, which may have an adverse effect on our results of operations, liquidity and financial condition. Fixed-rate interest securities may have their fair value adversely impacted due to a rise in interest rates, while variable-rate securities may produce less income than expected if interest rates fall. Our investments are subject to general credit, liquidity, market, and interest rate risks, which may increase because of conditions in the financial markets and related credit liquidity issues. Consequently, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if we are forced to sell securities that decline in fair value due to changes in interest rates.

At December 31, 2017, our long-term investments included $35.7 million of marketable equity securities, which included 346 unique securities, and had total net unrealized gains of $2.2 million. If market conditions deteriorate in 2018, we may be required to record impairment charges related to our marketable equity securities.

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

We are subject to taxation in various jurisdictions, both domestically and internationally, in which we conduct business. Significant judgment is required in the determination of our provision for income taxes, and this determination requires the interpretation and application of complex and sometimes uncertain tax laws and regulations. Many of these jurisdictions have made changes to their tax policies or are contemplating changes, or have unpredictable enforcement activity. Increases in applicable tax rates, implementation of new taxes, changes in applicable tax laws and interpretations of these tax laws and actions by tax authorities in jurisdictions in which we operate could reduce our after-tax income and have an adverse effect on our results of operations. Our effective tax rate may be adversely impacted by changes in the mix of earnings between jurisdictions with different statutory tax rates, in the valuation of our deferred tax assets, and by changes in tax rules and regulations. For instance, the accounting of uncertain tax positions and the amount of our estimated tax deduction for manufacturer’s domestic production activities under Internal Revenue Code Section 199 may add more variability to our future effective tax rates. We currently receive corporate income tax credits under a program administered by the Alabama State Industrial Development Authority in connection with revenue bonds issued to provide funding for expansion of our corporate facilities. We cannot be certain that the state of Alabama will continue to make these corporate income tax credits available; therefore, we may not realize the full benefit of these incentives, which would increase our effective tax rate. Also, employment-related tax benefits are currently accounted for in our effective tax rate. In addition, we are subject to examination of our income tax returns by the Internal Revenue Service and various other jurisdictions in which we conduct business. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our results of operations, financial condition and cash flow.

On December 22, 2017, the Tax Cuts and Jobs Act (the Act) was signed into law. As a result of the Act, we have recognized an estimated expense of $11.9 million in the fourth quarter of 2017, of which $9.2 million related to the write-down of deferred tax assets and $2.7 million related to tax on unrepatriated foreign earnings. We have calculated our best estimate of the impact of the Act in our year-end income tax provision, in accordance with Staff Accounting Bulletin No. 118, which was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed to finalize the accounting for certain income tax effects of the Act. Additional work is necessary to do a more detailed analysis of historical foreign earnings, as well as the full impact relating to the write-down of deferred tax assets. Any subsequent adjustments to these amounts will be recorded as income tax expense in the quarter the analysis is complete.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we assess the effectiveness of our internal control over financial reporting as of the end of our fiscal year, and issue a report that states whether or not such internal control is effective. Compliance with these requirements requires significant cost and the commitment of time and staff resources. Expansion of our business, particularly in international geographies, necessitates ongoing changes to our internal control systems, processes and information systems. We cannot be certain that as this expansion occurs, our current design for internal control over financial reporting will be sufficient to enable management or our independent registered public accounting firm to determine that our internal control is effective for any period, or on an ongoing basis. If we or our independent registered public accounting firm are unable to assert that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial statements, which could have an adverse effect on our stock price.

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

These cancelable and non-cancelable leases expire at various times through 2025. For more information, see Note 14 of the Notes to Consolidated Financial Statements included in this report.

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

Set forth below, in accordance with General Instruction G(3) of Form 10-K and Instruction 3 of Item 401(b) of Regulation S-K, is certain information regarding the executive officers of ADTRAN. Unless otherwise indicated, the information set forth is as of December 31, 2017.

Thomas R. Stanton	Age 53
2007 to present	Chief Executive Officer and Chairman of the Board

Roger D. Shannon	Age 52
2015 to present	Senior Vice President of Finance, Chief Financial Officer, Corporate Secretary and Treasurer
2006 – 2015	Chief Financial Officer and Treasurer – Steel Technologies LLC

Michael K. Foliano	Age 57
2006 to present	Senior Vice President of Operations

Kevin P. Heering	Age 46
2017 to present	Senior Vice President, Services and Support
2014 – 2017	Senior Vice President, Quality and Administration
2010 – 2014	Vice President, Quality

Charles Marsh	Age 51
2017 to present	Senior Vice President, Sales
2016 – 2017	Managing Director, Americas – XURA
2016	Vice President Sales, Americas – Hewlett Packard Enterprise
2012 – 2016	President, America Sales – Alcatel Lucent
2009 – 2012	Vice President, North American Sales – Alcatel Lucent

Eduard Scheiterer	Age 64
2015 to present	Senior Vice President, Research and Development
2014 – 2015	Senior Vice President and Managing Director, International Markets
2012 – 2014	Managing Director – Adtran GmbH, a German wholly owned subsidiary of Adtran, Inc.
2009 – 2012	Head of Broadband Access – Nokia (formerly Nokia Siemens Networks), Germany

James D. Wilson, Jr.	Age 47
2015 to present	Senior Vice President of Technology and Strategy
2006 – 2015	Senior Vice President and General Manager, Carrier Networks

There are no family relationships among our directors or executive officers. All officers are elected annually by, and serve at the discretion of, the Board of Directors of ADTRAN.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

ADTRAN's common stock is traded on the NASDAQ Global Select Market under the symbol ADTN. As of January 31, 2018, ADTRAN had 176 stockholders of record and approximately 7,202 beneficial owners of shares held in street name. The following table shows the high and low closing prices per share for our common stock as reported by NASDAQ for the periods indicated.

Common Stock Prices
	High	Low
2017
First Quarter	$23.20	$20.75
Second Quarter	$20.65	$19.10
Third Quarter	$24.00	$20.05
Fourth Quarter	$24.50	$19.35
2016
First Quarter	$20.47	$16.60
Second Quarter	$20.43	$17.14
Third Quarter	$19.74	$17.81
Fourth Quarter	$23.15	$17.90

The following table shows the shareholder dividends paid in each quarter of 2017 and 2016. The Board of Directors presently anticipates that it will declare a regular quarterly dividend so long as the present tax treatment of dividends exists and adequate levels of liquidity are maintained.

Dividends per Common Share
	2017	2016
First Quarter	$0.09	$0.09
Second Quarter	$0.09	$0.09
Third Quarter	$0.09	$0.09
Fourth Quarter	$0.09	$0.09

Stock Repurchases

The following table sets forth repurchases of our common stock for the months indicated.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2017 – October 31, 2017	—	$—	—	3,559,068
November 1, 2017 – November 30, 2017	—	$—	—	3,559,068
December 1, 2017 – December 31, 2017	—	$—	—	3,559,068
Total	—		—

(1)

Since 1997, our Board of Directors has approved multiple share repurchase programs that have authorized open market repurchase transactions of up to 50.0 million shares of our common stock, which will be implemented through open market or private purchases from time to time as conditions warrant.

ITEM 6.	SELECTED FINANCIAL DATA

Income Statement Data

(In thousands, except per share amounts)

Year Ended December 31,	2017	2016	2015	2014	2013
Sales	$666,900	$636,781	$600,064	$630,007	$641,744
Cost of sales	363,240	345,437	333,167	318,680	332,858
Gross profit	303,660	291,344	266,897	311,327	308,886
Selling, general and administrative expenses	135,489	131,805	123,542	131,958	129,366
Research and development expenses	130,434	124,804	129,876	132,258	131,055
Operating income	37,737	34,735	13,479	47,111	48,465
Interest and dividend income	4,380	3,918	3,953	5,019	7,012
Interest expense	(556)	(572)	(596)	(677)	(2,325)
Net realized investment gain	4,685	5,923	10,337	7,278	8,614
Other income (expense), net	(1,559)	(651)	(1,465)	1,175	(911)
Gain on bargain purchase of a business	—	3,542	—	—	—
Income before provision for income taxes	44,687	46,895	25,708	59,906	60,855
Provision for income taxes (1)	(20,847)	(11,666)	(7,062)	(15,286)	(15,061)
Net income	$23,840	$35,229	$18,646	$44,620	$45,794

Weighted average shares outstanding – basic	48,153	48,724	51,145	55,120	59,001
Weighted average shares outstanding – assuming dilution (2)	48,699	48,949	51,267	55,482	59,424
Earnings per common share – basic	$0.50	$0.72	$0.36	$0.81	$0.78
Earnings per common share – assuming dilution (2)	$0.49	$0.72	$0.36	$0.80	$0.77
Dividends declared and paid per common share	$0.36	$0.36	$0.36	$0.36	$0.36

Balance Sheet Data (In thousands)

At December 31,	2017	2016	2015	2014	2013
Working capital (3)	$306,296	$226,367	$219,219	$214,985	$260,252
Total assets	$669,094	$667,235	$632,904	$738,694	$789,898
Total debt	$26,700	$27,800	$28,900	$30,000	$46,500
Stockholders' equity	$497,911	$479,517	$480,160	$549,013	$604,606

(1)

Provision for income taxes in 2017 reflects an estimated expense of $11.9 million related to the Tax Cuts and Jobs Act, which was signed into law on December 22, 2017. See Note 11 of Notes to Consolidated Financial Statements for additional information.

(2)	Assumes exercise of dilutive stock options calculated under the treasury method. See Notes 1 and 15 of Notes to Consolidated Financial Statements.
(3)

Working capital consists of current assets less current liabilities. Amounts prior to 2016 have been recast to conform to the current period’s presentation as a result of our adoption of Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes. See Note 1 of Notes to Consolidated Financial Statements.

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

The Access & Aggregation category includes product and service families such as:

•	Mosaic branded network management and subscriber services control and orchestration software within a SD-Access architecture
•	SDX series of SDN-controlled programmable network elements that form the hardware components within a SD-Access architecture
•	Total Access® 5000 Series Fiber to the Premises (FTTP) and Fiber to the Node (FTTN) Multi-Service Access Nodes (MSAN)
•	hiX 5600 Series fiber aggregation and FTTN MSAN
•	Fiber to the Distribution Point (FTTdp) Gfast Optical Network Units (ONU)
•	GPON, EPON and 10G PON Optical Line Terminals (OLT)
•	Optical Networking Edge (ONE) aggregation
•	IP-based Digital Subscriber Line Access Multiplexers (DSLAMs)
•	Cabinet and Outside-Plant (OSP) enclosures and services
•	Pluggable optical transceivers (i.e., SFP, SFP+, XFP, QSFP), cables and other miscellaneous materials
•	Planning, engineering, program management, maintenance, installation and commissioning services to implement customer network solutions
•	Other products and services that are generally applicable to Access & Aggregation

Customer Devices includes our products and services that provide end users access to CSP networks. Our Customer Devices portfolio includes a comprehensive array of service provider and enterprise hardware and software products and services.

The Customer Devices category includes products and services such as:

•	Broadband customer premises solutions, including Passive Optical Network (PON) and point-to-point Ethernet Optical Network Terminals (ONTs)
•	Radio Frequency over Glass (RFoG) MicroNodes
•	Residential and business gateways
•	Wi-Fi access points and associated powering and switching infrastructure
•	Enterprise Session Border Controllers (eSBC)
•	Branch office and access routers
•	Carrier Ethernet services termination devices
•	Voice over Internet Protocol (VoIP) media gateways
•	ProServices pre-sale and post-sale technical support
•	Planning, engineering, program management, maintenance, installation and commissioning services to implement customer devices solutions into consumer, small business and enterprise locations
•	Other products and services that are generally applicable to customer devices

Traditional & Other Products generally includes a mix of prior generation technologies’ products and services, as well as other products and services that do not fit within the Access & Aggregation or Customer Devices categories.

The Traditional & Other Products category includes products and services such as:

•	Time Division Multiplexed (TDM) and Asynchronous Transfer Mode (ATM)-based aggregation systems and customer devices
•	HDSL, ADSL and other mature technologies used to deliver business and residential services over the CSP access and customer networks
•	Other products and services that do not fit within the Access & Aggregation and Customer Devices categories

Sales were $666.9 million in 2017, compared to $636.8 million in 2016 and $600.1 million in 2015. Our gross profit margin was 45.5% in 2017, compared to 45.8% in 2016 and 44.5% in 2015. Net income was $23.8 million in 2017, compared to $35.2 million in 2016 and $18.6 million in 2015. Earnings per share, assuming dilution, were $0.49 in 2017, compared to $0.72 in 2016 and $0.36 in 2015. Earnings per share in 2017, 2016 and 2015 include the effect of the repurchase of 0.9 million, 1.4 million and 4.0 million shares of our stock in those years, respectively.

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

Accordingly, our historical financial performance is not necessarily a meaningful indicator of future results, and, in general, management expects that our financial results may vary from period to period. See Note 16 of Notes to Consolidated Financial Statements for additional information. For a discussion of risks associated with our operating results, see Item 1A of this report.

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

•

Revenue is generally recognized when persuasive evidence of an arrangement exists, delivery has occurred, the product price is fixed or determinable, collection of the resulting receivable is reasonably assured, and product returns are reasonably estimable. For product sales, revenue is generally recognized upon shipment of the product to our customer in accordance with the title transfer terms of the sales agreement, generally Ex Works, per International Commercial Terms. In the case of consigned inventory, revenue is recognized when the end customer assumes ownership of the product. Contracts that contain multiple deliverables are evaluated to determine the units of accounting, and the consideration from the arrangement is allocated to each unit of accounting based on the relative selling price and corresponding terms of the contract. When this is not available, we are generally not able to determine third-party evidence of selling price because of the extent of customization among competing products or services from other companies. In these instances, we use best estimates to allocate consideration to each respective unit of accounting. These estimates include analysis of respective bills of material and review and analysis of similar product and service offerings. We record revenue associated with installation services when respective contractual obligations are complete. In instances where customer acceptance is required, revenue is deferred until respective acceptance criteria have been met. Contracts that include both installation services and product sales are evaluated for revenue recognition in accordance with contract terms. As a result, installation services may be considered a separate deliverable or may be considered a combined single unit of accounting with the delivered product. Generally, either the purchaser, ADTRAN, or a third party can perform the installation of our products. Sales taxes invoiced to customers are included in revenue, and represent less than one percent of total revenues. The corresponding sales taxes paid are included in cost of goods sold. Value added taxes collected from customers in international jurisdictions are recorded in accrued expenses as a liability. Revenue is recorded net of discounts. Sales returns are recorded as a reduction of revenue and accrued based on historical sales return experience, which we believe provides a reasonable estimate of future returns.

A significant portion of our products are sold in the U.S. through a non-exclusive distribution network of major technology distributors. These organizations then distribute or provide fulfillment services to an extensive network of VARs and SIs. VARs and SIs may be affiliated with us as a channel partner, or they may purchase from the distributor on an unaffiliated basis. Additionally, with certain limitations, our distributors may return unused and unopened product for stock-balancing purposes when these returns are accompanied by offsetting orders for products of equal or greater value.

•

We carry our inventory at the lower of cost and net realizable value, with cost being determined using the first-in, first-out method. We use standard costs for material, labor, and manufacturing overhead to value our inventory. Our standard costs are updated on at least a quarterly basis and any variances are expensed in the current period; therefore, our inventory costs approximate actual costs at the end of each reporting period. We write down our inventory for estimated obsolescence or unmarketable inventory by an amount equal to the difference between the cost of inventory and the estimated fair value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, we may be required to make additional inventory write-downs. Our reserve for excess and obsolete inventory was $23.4 million and $25.2 million at December 31, 2017 and 2016, respectively. Inventory disposals charged against the reserve were $8.3 million, $4.7 million and $0.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

•

For purposes of determining the estimated fair value of our stock option awards on the date of grant, we use the Black-Scholes Model. This model requires the input of certain assumptions that require subjective judgment. These assumptions include, but are not limited to, expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. Because our stock option awards have characteristics significantly different from those of traded options, and because changes in the input assumptions can materially affect the fair value estimate, the existing model may not provide a reliable, single measure of the fair value of our stock option awards. For purposes of determining the estimated fair value of our market-based performance stock unit (PSU) awards on the date of grant, we use a Monte Carlo Simulation valuation method. The PSUs are subject to a market condition based on the relative total shareholder return of ADTRAN against all of the companies in the NASDAQ Telecommunications Index and vest at the end of a three-year performance period. The fair value of performance-based PSUs, restricted stock units (RSUs) and restricted stock is equal to the closing price of our stock on the business day immediately preceding the grant date. Compensation expense related to unvested performance-based PSUs will be recognized over the requisite service period of three years as achievement of the performance obligation becomes probable. Management will continue to assess the assumptions and methodologies used to calculate the estimated fair value of stock-based compensation. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies and thereby materially impact our fair value determination. If factors change in future periods, the compensation expense that we record may differ significantly from what we have recorded in the current period.

•

We estimate our income tax provision or benefit in each of the jurisdictions in which we operate, including estimating exposures related to examinations by taxing authorities. We also make judgments regarding the realization of deferred tax assets, and establish valuation allowances where we believe it is more likely than not that future taxable income in certain jurisdictions will be insufficient to realize these deferred tax assets. Our estimates regarding future taxable income and income tax provision or benefit may vary due to changes in market conditions, changes in tax laws, or other factors. If our assumptions, and consequently our estimates, change in the future, the valuation allowances we have established may be increased or decreased, impacting future income tax expense. At December 31, 2017 and 2016 respectively, the valuation allowance was $6.0 million and $6.1 million. As of December 31, 2017, we have state research tax credit carry-forwards of $3.8 million, which will expire between 2018 and 2030. These carry-forwards were caused by tax credits in excess of our annual tax liabilities to an individual state where we no longer generate sufficient state income. In addition, as of December 31, 2017, we have a deferred tax asset of $5.2 million relating to net operating loss carry-forwards which will expire between 2018 and 2030. These carry-forwards are the result of acquisitions in 2009 and in 2011. The acquired net operating losses are in excess of the amount of estimated earnings. We believe it is more likely than not that we will not realize the full benefits of our deferred tax asset arising from these credits and net operating losses, and accordingly, have provided a valuation allowance against that piece.

We establish reserves to remove some or all of the tax benefit of any of our tax positions at the time we determine that the positions become uncertain. We adjust these reserves, including any impact on the related interest and penalties, as facts and circumstances change.

•

Our products generally include warranties of 90 days to five years for product defects. We accrue for warranty returns at the time revenue is recognized based on our historical return rate and estimate of the cost to repair or replace the defective products. We engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers. Our products continue to become more complex in both size and functionality as many of our product offerings migrate from line card applications to total systems. The increasing complexity of our products will cause warranty incidences, when they arise, to be more costly. Our estimates regarding future warranty obligations may change due to product failure rates, material usage, and other rework costs incurred in correcting a product failure. In addition, from time to time, specific warranty accruals may be recorded if unforeseen problems arise. Should our actual experience relative to these factors be worse than our estimates, we will be required to record additional warranty expense. Alternatively, if we provide for more reserves than we require, we will reverse a portion of such provisions in future periods. The liability for warranty obligations totaled $9.7 million and $8.5 million at December 31, 2017 and 2016, respectively. These liabilities are included in accrued expenses in the accompanying Consolidated Balance Sheets.

•

Pension benefit plan obligations are based on various assumptions used by our actuaries in calculating these amounts. These assumptions include discount rates, compensation rate increases, expected return on plan assets, retirement rates, and mortality rates. Actual results that differ from the assumptions and changes in assumptions could affect future expenses and obligations. Our net pension liability totaled $8.3 million and $10.0 million at December 31, 2017 and 2016, respectively. This liability is included in other non-current liabilities in the accompanying Consolidated Balance Sheets.

Results of Operations

The following table presents selected financial information derived from our consolidated statements of income expressed as a percentage of sales for the years indicated. Amounts may not foot due to rounding.

Year Ended December 31,	2017	2016	2015
Sales
Products	81.0%	82.5%	87.9%
Services	19.0	17.5	12.1
Total sales	100.0	100.0	100.0
Cost of sales
Products	41.9	42.5	49.0
Services	12.6	11.7	6.6
Gross profit	45.5	45.8	44.5
Selling, general and administrative expenses	20.3	20.7	20.6
Research and development expenses	19.6	19.6	21.6
Operating income	5.7	5.5	2.2
Interest and dividend income	0.7	0.6	0.7
Interest expense	(0.1)	(0.1)	(0.1)
Net realized investment gain	0.7	0.9	1.7
Other expense, net	(0.2)	(0.1)	(0.2)
Gain on bargain purchase of a business	—	0.6	—
Income before provision for income taxes	6.7	7.4	4.3
Provision for income taxes	(3.1)	(1.8)	(1.2)
Net income	3.6%	5.5%	3.1%

2017 Compared to 2016

Sales

Our sales increased 4.7% from $636.8 million in 2016 to $666.9 million in 2017. The increase in sales is attributable to a $14.9 million increase in Network Solutions sales and a $15.2 million increase in Services & Support sales.

Network Solutions sales increased 2.8% from $525.5 million in 2016 to $540.4 million in 2017. The increase in sales in 2017 is primarily attributable to an increase in sales of our Access & Aggregation products, partially offset by a decrease in sales of our Traditional & Other products. The increase in sales of our Access & Aggregation products is primarily attributable to increased VDSL2 vectoring product sales in the U.S. and European carrier markets. While we expect that revenues from Traditional & Other products will continue to decline over time, these revenues may fluctuate and continue for years because of the time required for our customers to transition to newer technologies.

Services & Support sales increased 13.7% from $111.3 million in 2016 to $126.5 million in 2017. The increase in sales in 2017 is primarily attributable to an increase in network installation services for Access & Aggregation products.

International sales, which are included in the Network Solutions and Services & Support amounts discussed above, increased 17.2% from $135.4 million in 2016 to $158.7 million in 2017. International sales, as a percentage of total sales, increased from 21.3% in 2016 to 23.8% in 2017. The increase in international sales in 2017 is primarily attributable to an increase in sales in EMEA, partially offset by a decrease in sales in Latin America and the APAC region.

Our international revenues are largely focused on broadband infrastructure and are impacted by the decisions of our customers as to timing for installation of new technologies, expansion of their networks and/or network upgrades. Our international customers must make these decisions in the regulatory and political environment in which they operate – both nationally and in some instances, regionally – whether of a multi-country region or a more local region within a country. For example, the European Commission launched a Gigabit Society initiative, and before that, the Digital Agenda, which has provided a favorable market environment for the deployment of ultra-broadband and Gigabit network solutions. Although the overall environment and market demand for broadband service deployment in the European Union has improved, some new broadband technologies are still being reviewed for regulatory and standards completion, which may affect the timing of those technologies. In Mexico, regulatory changes have created uncertainty for customers, which have resulted in slowdowns in network buying patterns. The competitive landscape in certain international markets is also impacted by the increased presence of Asian manufacturers that seek to compete aggressively on price. A strengthening U.S. dollar can also negatively impact our revenues in regions such as Latin America, where our products are traditionally priced in U.S. dollars, while in regions where our products are sold in local currency, such as Europe, a stronger U.S. dollar can negatively impact operating income. Consequently, while we expect the global trend towards deployment of more robust broadband speeds and access to continue to create expanded market opportunities for us, the factors described above may result in pressure on revenues and operating income. However, we do not presently foresee a significant negative impact to our financial condition based on our strong liquidity and the generally positive environment described above.

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

Cost of Sales

As a percentage of sales, cost of sales increased from 54.2% in 2016 to 54.5% in 2017. The increase is primarily attributable to a regional revenue shift, customer and product mix and services and support mix.

Network Solutions cost of sales, as a percent of that segment’s sales, increased from 51.5% of sales in 2016 to 51.7% of sales in 2017. The increase in Network Solutions cost of sales as a percentage of that segment’s sales is primarily attributable to customer and product mix.

An important part of our strategy is to reduce the product cost of each succeeding product generation and then to lower the product’s price based on the cost savings achieved. This may cause variations in our gross profit percentage due to timing differences between the recognition of cost reductions and the lowering of product selling prices.

Services & Support cost of sales, as a percent of that segment’s sales, decreased from 67.2% of sales in 2016 to 66.2% of sales in 2017. The decrease in Services & Support cost of sales as a percentage of that segment’s sales is primarily attributable to the mix of network installation programs and support.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 2.8% from $131.8 million in 2016 to $135.5 million in 2017. Selling, general and administrative expenses include personnel costs for administration, finance, information technology, human resources, sales and marketing, and general management, as well as rent, utilities, legal and accounting expenses, bad debt expense, advertising, promotional material, trade show expenses, and related travel costs. The increase in selling, general and administrative expenses is primarily attributable to increases in ERP implementation expense, deferred compensation expense, travel expense, and equity-based compensation expense, partially offset by a decrease in performance-based compensation expense.

Selling, general and administrative expenses as a percentage of sales decreased from 20.7% for the year ended December 31, 2016 to 20.3% for the year ended December 31, 2017. Selling, general and administrative expenses as a percentage of sales will generally fluctuate whenever there is a significant fluctuation in revenues for the periods being compared.

Research and Development Expenses

Research and development expenses increased 4.5% from $124.8 million in 2016 to $130.4 million in 2017. The increase in research and development expenses is primarily attributable to an increase in labor and engineering materials related to customer specific projects, contract services and amortization of intangibles acquired in the third quarter of 2016.

Research and development expenses as a percentage of sales remained constant at 19.6% for the years ended December 31, 2016 and 2017. Research and development expenses as a percentage of sales will fluctuate whenever there are incremental product development activities or a significant fluctuation in revenues for the periods being compared.

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

Interest and Dividend Income

Interest and dividend income increased 11.8% from $3.9 million in 2016 to $4.4 million in 2017. The increase in interest and dividend income is primarily attributable to an increase in the rate of return on investments.

Interest Expense

Interest expense, which is primarily related to our taxable revenue bond, remained consistent at $0.6 million in 2016 and 2017, as we had no substantial change in our fixed-rate borrowing. See “Financing Activities” in “Liquidity and Capital Resources” below for additional information on our taxable revenue bond.

Net Realized Investment Gain

Net realized investment gain decreased 20.9% from $5.9 million in 2016 to $4.7 million in 2017. The decrease in realized investment gains is primarily attributable to decreased gains from the sale of equity securities. See “Investing Activities” in “Liquidity and Capital Resources” below for additional information.

Other Income (Expense), net

Other income (expense), net, comprised primarily of miscellaneous income and expense, gains and losses on foreign currency transactions, gains and losses on foreign exchange forward contracts, investment account management fees, and scrap raw material sales, increased 139.5% from $0.7 million of expense in 2016 to $1.6 million of expense in 2017. The change is primarily attributable to increased losses on our foreign exchange contracts.

Gain on Bargain Purchase of a Business

Gain on bargain purchase of a business in 2016 is related to our acquisition of key fiber access products, technologies and service relationships from a third party on September 13, 2016. See Note 2 of Notes to Consolidated Financial Statements for additional information.

Income Taxes

Our effective tax rate increased from 24.9% in 2016 to 46.7% in 2017. The increase in the effective tax rate between the two periods is primarily attributable to the Tax Cuts and Jobs Act, which was signed into law on December 22, 2017. As a result of the new law, we recognized an estimated expense of $11.9 million in the fourth quarter of 2017, of which $9.2 million related to the write-down of deferred tax assets and $2.7 million related to tax on unrepatriated foreign earnings. See Note 11 of Notes to Consolidated Financial Statements for additional information.

Net Income

As a result of the above factors, net income decreased from $35.2 million in 2016 to $23.8 million in 2017. As a percentage of sales, net income decreased from 5.5% in 2016 to 3.6% in 2017.

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

At December 31, 2017, cash on hand was $86.4 million and short-term investments were $16.1 million, which resulted in available short-term liquidity of $102.6 million, of which $56.8 million was held by our foreign subsidiaries. At December 31, 2016, cash on hand was $79.9 million and short-term investments were $43.2 million, which resulted in available short-term liquidity of $123.1 million, of which $42.1 million was held by our foreign subsidiaries. The decrease in short-term liquidity from December 31, 2016 to December 31, 2017 is primarily attributable to shifts among available investment option tenures to provide funds for our short-term cash needs.

Operating Activities

Our working capital, which consists of current assets less current liabilities, increased 35.3% from $226.4 million as of December 31, 2016 to $306.3 million as of December 31, 2017. The current ratio, defined as current assets divided by current liabilities, increased from 2.79 as of December 31, 2016 to 3.87 as of December 31, 2017. The increase in our working capital and current ratio is primarily attributable to an increase in accounts receivable, inventory, and other receivables, and a decrease in accounts payable and accrued wages and benefits. The quick ratio, defined as cash and cash equivalents, short-term investments, and net accounts receivable, divided by current liabilities, increased from 1.70 as of December 31, 2016 to 2.31 as of December 31, 2017. The increase in the quick ratio is primarily attributable to an increase in accounts receivable and a decrease in accounts payable and accrued wages and benefits. The decrease in accrued wages and benefits was primarily attributable to a decrease in accrued variable incentive compensation.

Net accounts receivable increased 56.1% from $92.3 million at December 31, 2016 to $144.2 million at December 31, 2017. We did not have an allowance for doubtful accounts at December 31, 2016 or 2017. Quarterly accounts receivable DSO increased from 52 days as of December 31, 2016 to 105 days as of December 31, 2017. The increase in net accounts receivable and DSO is attributable to customer specific payment terms that will become due early in the first quarter of 2018 and the timing of sales and collections during the quarter. Additionally, certain international customers can have longer payment terms than U.S. customers.

Other receivables increased 67.2% from $15.9 million at December 31, 2016 to $26.6 million at December 31, 2017. The increase in other receivables is primarily attributable to an increase in lease receivables and income tax receivables.

Annual inventory turnover decreased from 3.51 turns as of December 31, 2016 to 3.19 turns as of December 31, 2017. Inventory increased 16.6% from $105.1 million at December 31, 2016 to $122.5 million at December 31, 2017. We expect inventory levels to fluctuate as we attempt to maintain sufficient inventory in response to seasonal cycles of our business ensuring competitive lead times while managing the risk of inventory obsolescence that may occur due to rapidly changing technology and customer demand.

Accounts payable decreased 21.6% from $77.3 million at December 31, 2016 to $60.6 million at December 31, 2017. Accounts payable will fluctuate due to variations in the timing of the receipt of supplies, inventory and services and our subsequent payments for these purchases.

Investing Activities

Capital expenditures totaled approximately $14.7 million, $21.4 million and $11.8 million for the years ended December 31, 2017, 2016 and 2015, respectively. These expenditures were primarily used to purchase computer hardware, software, manufacturing and test equipment, and building improvements.

Our combined short-term and long-term investments decreased $72.9 million from $219.3 million at December 31, 2016 to $146.4 million at December 31, 2017. This decrease reflects the impact of our cash used by our operating activities, cash needs for share repurchases, shareholder dividends, equipment acquisitions, as well as net realized and unrealized losses, and amortization of net premiums on our combined investments, partially offset by funds provided by stock option exercises by our employees.

We invest all available cash not required for immediate use in operations primarily in securities that we believe bear minimal risk of loss. At December 31, 2017, these investments included corporate bonds of $32.5 million, municipal fixed-rate bonds of $2.9 million, asset-backed bonds of $6.5 million, mortgage/agency-backed bonds of $5.5 million, U.S. government bonds of $14.3 million, and foreign government bonds of $0.7 million. At December 31, 2016, these investments included corporate bonds of $66.4 million, municipal fixed-rate bonds of $11.8 million, asset-backed bonds of $10.2 million, mortgage/agency-backed bonds of $13.0 million, U.S. government bonds of $29.8 million, foreign government bonds of $3.7 million, and variable rate demand notes of $11.9 million. As of December 31, 2017, our corporate bonds, municipal fixed-rate bonds, asset-backed bonds, mortgage/agency-backed bonds, U.S. government bonds, and foreign government bonds were classified as available-for-sale and had a combined duration of 1.15 years with an average credit rating of A+. Because our bond portfolio has a high quality rating and contractual maturities of a short duration, we are able to obtain prices for these bonds derived from observable market inputs, or for similar securities traded in an active market, on a daily basis.

Our long-term investments decreased 26.0% from $176.1 million at December 31, 2016 to $130.3 million at December 31, 2017. Long-term investments at December 31, 2017 and December 31, 2016 included an investment in a certificate of deposit of $27.8 million, which serves as collateral for our revenue bond, as discussed below. We have investments in various marketable equity securities classified as long-term investments at a cost of $33.5 million and $30.6 million, and with a fair value of $35.7 million and $29.4 million, at December 31, 2017 and December 31, 2016, respectively.

Long-term investments at December 31, 2017 and 2016 also included $19.9 million and $14.6 million, respectively, related to our deferred compensation plan, and $0.5 million and $0.8 million, respectively, of other investments, consisting of interests in two private equity funds and an investment in a privately held telecommunications equipment manufacturer.

We review our investment portfolio for potential “other-than-temporary” declines in value on an individual investment basis. We assess, on a quarterly basis, significant declines in value which may be considered other-than-temporary and, if necessary, recognize and record the appropriate charge to write-down the carrying value of such investments. In making this assessment, we take into consideration qualitative and quantitative information, including but not limited to the following: the magnitude and duration of historical declines in market prices, credit rating activity, assessments of liquidity, public filings, and statements made by the issuer. We generally begin our identification of potential other-than-temporary impairments by reviewing any security with a fair value that has declined from its original or adjusted cost basis by 25% or more for six or more consecutive months. We then evaluate the individual security based on the previously identified factors to determine the amount of the write-down, if any. For the years ended December 31, 2017, 2016, and 2015, we recorded charges of $0.2 million, $0.8 million and $0.2 million, respectively, related to the other-than-temporary impairment of certain publicly traded equity securities, our deferred compensation plan assets, and our investments in two private equity funds.

Financing Activities

In conjunction with an expansion of our Huntsville, Alabama, facility, we were approved for participation in an incentive program offered by the State of Alabama Industrial Development Authority (the “Authority”). Pursuant to the program, on January 13, 1995, the Authority issued $20.0 million of its taxable revenue bonds and loaned the proceeds from the sale of the bonds to ADTRAN. The bonds were originally purchased by AmSouth Bank of Alabama, Birmingham, Alabama (the “Bank”). Wachovia Bank, N.A., Nashville, Tennessee (formerly First Union National Bank of Tennessee) (the “Bondholder”), which was acquired by Wells Fargo & Company on December 31, 2008, purchased the original bonds from the Bank and made further advances to the Authority, bringing the total amount outstanding to $50.0 million. An Amended and Restated Taxable Revenue Bond (“Amended and Restated Bond”) was issued and the original financing agreement was amended. The Amended and Restated Bond bears interest, payable monthly. The interest rate is 2% per annum. The Amended and Restated Bond matures on January 1, 2020, and is currently outstanding in the aggregate principal amount of $26.7 million. The estimated fair value of the bond using a level 2 valuation technique at December 31, 2017 was approximately $26.7 million, based on a debt security with a comparable interest rate and maturity and a Standard & Poor’s credit rating of AAA. We are required to make payments to the Authority in amounts necessary to pay the interest on the Amended and Restated Bond. Included in long-term investments at December 31, 2017 is $27.8 million which is invested in a restricted certificate of deposit. These funds serve as a collateral deposit against the principal of this bond, and we have the right to set-off the balance of the Bond with the collateral deposit in order to reduce the balance of the indebtedness.

In conjunction with this program, we are eligible to receive certain economic incentives from the state of Alabama that reduce the amount of payroll withholdings that we are required to remit to the state for those employment positions that qualify under the program. We realized economic incentives related to payroll withholdings totaling $1.5 million for the year ended December 31, 2017 and $1.3 million for each of the years ended December 31, 2016 and 2015.

We made principal payments of $1.1 million for each of the years ended December 31, 2017 and 2016, and we anticipate making a principal payment in 2018. At December 31, 2017, $1.1 million of the bond debt was classified as a current liability in accounts payable in the Consolidated Balance Sheets.

Dividends

During 2017, 2016 and 2015, we paid shareholder dividends totaling $17.4 million, $17.6 million and $18.4 million, respectively. The Board of Directors presently anticipates that it will declare a regular quarterly dividend so long as the present tax treatment of dividends exists and adequate levels of liquidity are maintained. The following table shows dividends per common share paid to our shareholders in each quarter of 2017, 2016 and 2015.

Dividends per Common Share
	2017	2016	2015
First Quarter	$0.09	$0.09	$0.09
Second Quarter	$0.09	$0.09	$0.09
Third Quarter	$0.09	$0.09	$0.09
Fourth Quarter	$0.09	$0.09	$0.09

Stock Repurchase Program

Since 1997, our Board of Directors has approved multiple share repurchase programs that have authorized open market repurchase transactions of up to 50.0 million shares of our common stock, which will be implemented through open market or private purchases from time to time as conditions warrant. For the years 2017, 2016 and 2015, we repurchased 0.9 million shares, 1.4 million shares and 4.0 million shares, respectively, for a cost of $17.3 million, $25.8 million and $66.2 million, respectively, at an average price of $20.27, $18.29 and $16.68 per share, respectively. We currently have the authority to purchase an additional 3.6 million shares of our common stock under the current plans approved by the Board of Directors.

Stock Option Exercises

To accommodate employee stock option exercises, we issued 0.7 million shares of treasury stock for $13.4 million during the year ended December 31, 2017, 0.3 million shares of treasury stock for $4.7 million during the year ended December 31, 2016, and 0.1 million shares of treasury stock for $1.0 million during the year ended December 31, 2015.

Off-Balance Sheet Arrangements and Contractual Obligations

We do not have off-balance sheet financing arrangements and have not engaged in any related party transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources.

We have various contractual obligations and commercial commitments. The following table sets forth, in millions, the annual payments we are required to make under contractual cash obligations and other commercial commitments at December 31, 2017.

Contractual Obligations

(In millions)	Total	2018	2019	2020	2021	After 2021
Long-term debt	$26.7	$1.1	$—	$25.6	$—	$—
Interest on long-term debt	1.0	0.5	0.5	—	—	—
Purchase obligations	140.0	139.1	0.8	0.1	—	—
Operating lease obligations	8.5	3.1	0.9	0.8	0.8	2.9
Tax Cuts and Jobs Act toll charge	2.7	0.5	0.2	0.2	0.2	1.6
Totals	$178.9	$144.3	$2.4	$26.7	$1.0	$4.5

We are required to make payments necessary to pay the interest on the Amended and Restated Bond, currently outstanding in the aggregate principal amount of $26.7 million. The bond matures on January 1, 2020, and bears interest at the rate of 2% per annum. Included in long-term investments are $27.8 million of restricted funds, which is a collateral deposit against the principal amount of this bond. We made principal payments of $1.1 million for each of the years ended December 31, 2017 and 2016. We anticipate making a principal payment in 2018. At December 31, 2017, $1.1 million of the bond debt was classified as a current liability in accounts payable in the Consolidated Balance Sheets. See Note 10 of Notes to Consolidated Financial Statements for additional information.

Purchase obligations primarily relate to open purchase orders to our contract manufacturers, component suppliers, service partners, and other vendors.

We have committed to invest up to an aggregate of $7.9 million in two private equity funds, and we have contributed $8.4 million as of December 31, 2017, of which $7.7 million has been applied to these commitments. The additional $0.2 million commitment has been excluded from the table above due to uncertainty of when it will be applied.

We also have obligations related to uncertain income tax positions that have been excluded from the table above due to the uncertainty of when the related expense will be recognized. See Note 11 of Notes to Consolidated Financial Statements for additional information.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date of ASU 2014-09 to fiscal years beginning after December 31, 2017, and interim periods within those fiscal years, with early adoption permitted for reporting periods beginning after December 15, 2016. Subsequently, the FASB issued ASUs in 2016 containing implementation guidance related to ASU 2014-09, including: ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations; ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which is intended to clarify two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance; ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which contains certain provisions and practical expedients in response to identified implementation issues; and ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which is intended to clarify the Codification or to correct unintended application of guidance. ASU 2014-09 allows for either full retrospective or modified retrospective adoption. We adopted ASU 2014-09 and the related ASUs on January 1, 2018 using the modified retrospective method.

The two areas of impact of these ASUs are network installation service revenue performance obligations and contract costs. The output method will be used to measure network installation services progress. The primary impact will be the timing of revenue recognition for certain performance obligations related to service revenue arrangements that are currently deferred until customer acceptance.

In connection with the adoption of the new revenue standard, effective January 1, 2018, we adopted ASC 340-40, Other Assets and Deferred Costs - Contracts with Customers, with respect to capitalization and amortization of incremental costs of obtaining a contract. As a result, certain costs of obtaining a contract will need to be capitalized, including sales commissions, as the guidance requires the capitalization of all incremental costs incurred to obtain a contract with a customer that it would not have incurred if the contract had not been obtained, provided the costs are recoverable. The primary impact will be capitalization of certain sales commissions for our extended maintenance and support contracts in excess of one year and costs associated with our capital lease arrangements that are billed monthly, and amortization of those costs over the period that the related revenue is recognized.

We will recognize the cumulative adjustment for network installation service revenue performance obligations and contract costs to retained earnings during the three months ended March 31, 2018. We do not believe the cumulative adjustment will have a significant impact on our consolidated financial statements during 2018.

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

In March 2017, the FASB issued Accounting Standards Update No. 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (ASU 2017-07). ASU 2017-07 amends ASC 715, Compensation — Retirement Benefits, to require employers that present a measure of operating income in their statements of earnings to include only the service cost component of net periodic pension cost and net periodic postretirement benefit cost in operating expenses (together with other employee compensation costs). The other components of net benefit cost, including amortization of prior service cost/credit, and settlement and curtailment effects, are to be included in non-operating expenses. ASU 2017-07 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. We adopted ASU 2017-07 on January 1, 2018 and we do not expect ASU 2017-07 will have a material impact on our financial position, results of operations or cash flows.

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

In January 2017, we adopted ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. As a result, beginning in the first quarter of 2017, we began recognizing all excess tax benefits and tax deficiencies as income tax expense or benefit as a discrete event. The treatment of forfeitures has changed as we have elected to discontinue our past practice of estimating forfeitures and now account for forfeitures as they occur. As a result, we recorded an increase in additional paid in capital of $0.1 million, a charge to beginning retained earnings of $0.1 million, and an increase in the deferred tax assets related to non-qualified stock options and RSUs of $10 thousand. In addition, cash flows related to excess tax benefits will no longer be separately classified as a financing activity apart from other income tax cash flows within operating activities. We elected to retrospectively apply the changes in presentation to the statements of cash flows and no longer classify excess tax benefits as a financing activity, which had an immaterial impact on our cash flows for the years ended December 31, 2017, 2016 and 2015. There was no material impact on our financial position, results of operations or cash flows as a result of these changes.

Subsequent Events

On January 16, 2018, the Board declared a quarterly cash dividend of $0.09 per common share to be paid to shareholders of record at the close of business on January 31, 2018. The quarterly dividend payment was $4.4 million and was paid on February 14, 2018. In July 2003, our Board of Directors elected to begin declaring quarterly dividends on our common stock considering the tax treatment of dividends and adequate levels of Company liquidity.

During the first quarter and as of February 23, 2018, we have repurchased 0.6 million shares of our common stock through open market purchases at an average cost of $16.18 per share. We currently have the authority to purchase an additional 2.9 million shares of our common stock under the current plan approved by the Board of Directors.

In January 2018, we announced an early retirement incentive program for employees that met certain requirements. The estimated liability associated with this program ranges from $3.6 to $14.3 million.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates, foreign currency rates and prices of marketable equity and fixed-income securities. The primary objective of the large majority of our investment activities is to preserve principal while at the same time achieving appropriate yields without significantly increasing risk. To achieve this objective, a majority of our marketable securities are investment grade, fixed-rate bonds and municipal money market instruments denominated in U.S. dollars. Our investment policy provides limitations for issuer concentration, which limits, at the time of purchase, the concentration in any one issuer to 5% of the market value of our total investment portfolio.

We maintain depository investments with certain financial institutions. Although these depository investments may exceed government insured depository limits, we have evaluated the credit worthiness of these financial institutions, and determined the risk of material financial loss due to exposure of such credit risk to be minimal. As of December 31, 2017, $83.7 million of our cash and cash equivalents, primarily certain domestic money market funds and foreign depository accounts, were in excess of government provided insured depository limits.

As of December 31, 2017, approximately $83.5 million of our cash and investments may be directly affected by changes in interest rates. We have performed a hypothetical sensitivity analysis assuming market interest rates increase or decrease by 50 basis points (bps) for an entire year, while all other variables remain constant. At December 31, 2017, we held $34.2 million of cash and variable-rate investments where a change in interest rates would impact our interest income. A hypothetical 50 bps decline in interest rates as of December 31, 2017 would reduce annualized interest income on our cash and investments by approximately $0.2 million. In addition, we held $49.2 million of fixed-rate bonds whose fair values may be directly affected by a change in interest rates. A hypothetical 50 bps increase in interest rates as of December 31, 2017 would reduce the fair value of our fixed-rate bonds by approximately $0.3 million.

As of December 31, 2016, interest income on approximately $166.7 million of our cash and investments was subject to being directly affected by changes in interest rates. We performed a hypothetical sensitivity analysis assuming market interest rates increase or decrease by 50 bps for an entire year, while all other variables remain constant. A hypothetical 50 bps decline in interest rates as of December 31, 2016 would have reduced annualized interest income on our cash, money market instruments, floating rate corporate bonds and municipal variable rate demand notes by approximately $0.3 million. In addition, a hypothetical 50 bps increase in interest rates as of December 31, 2016 would have reduced the fair value of our municipal and corporate bonds by approximately $0.6 million.

We are exposed to changes in foreign currency exchange rates to the extent that such changes affect our revenue and gross margin on revenue derived from some international customers, expenses, and assets and liabilities held in non-functional currencies related to our foreign subsidiaries. Our primary exposures to foreign currency exchange rate movements are with our German subsidiary, whose functional currency is the Euro, our Australian subsidiary, whose functional currency is the Australian dollar, and our Mexican subsidiary, whose functional currency is the U.S. dollar. We are exposed to changes in foreign currency exchange rates to the extent of our German subsidiary’s use of contract manufacturers and raw material suppliers whom we predominantly pay in U.S. dollars. As a result, changes in currency exchange rates could cause variations in gross margin in the products that we sell in the EMEA region.

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

As of December 31, 2017, we had no material contracts subject to currency revaluation, other than accounts receivable and accounts payable denominated in foreign currencies. As of December 31, 2017, we had no forward contracts outstanding.

For further information about the fair value of our available-for-sale investments and our derivative and hedging activities as of December 31, 2017, see Notes 4 and 5 of Notes to Consolidated Financial Statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements are contained in this report.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of ADTRAN, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of ADTRAN, Inc. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/PricewaterhouseCoopers LLP

Birmingham, Alabama

February 23, 2018

We have served as the Company’s auditor since 1986.

Financial Statements

ADTRAN, INC.

Consolidated Balance Sheets (In thousands, except per share amounts)

December 31, 2017 and 2016

ASSETS	2017	2016
Current Assets
Cash and cash equivalents	$86,433	$79,895
Short-term investments	16,129	43,188
Accounts receivable, less allowance for doubtful accounts of $— at December 31, 2017 and 2016	144,150	92,346
Other receivables	26,578	15,897
Inventory, net	122,542	105,117
Prepaid expenses and other current assets	17,282	16,459
Total Current Assets	413,114	352,902
Property, plant and equipment, net	85,079	84,469
Deferred tax assets, net	23,428	38,036
Goodwill	3,492	3,492
Other assets	13,725	12,234
Long-term investments	130,256	176,102
Total Assets	$669,094	$667,235
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$60,632	$77,342
Unearned revenue	13,070	16,326
Accrued expenses	13,232	12,434
Accrued wages and benefits	15,948	20,433
Income tax payable	3,936	—
Total Current Liabilities	106,818	126,535
Non-current unearned revenue	4,556	6,333
Other non-current liabilities	34,209	28,050
Bonds payable	25,600	26,800
Total Liabilities	171,183	187,718
Commitments and contingencies (see Note 14)
Stockholders' Equity
Common stock, par value $0.01 per share; 200,000 shares authorized; 79,652 shares issued and 48,485 shares outstanding at December 31, 2017 and 79,652 shares issued and 48,472 shares outstanding at December 31, 2016	797	797
Additional paid-in capital	260,515	252,957
Accumulated other comprehensive loss	(3,295)	(12,188)
Retained earnings	922,178	921,942
Less treasury stock at cost: 31,167 and 31,180 shares at December 31, 2017 and 2016, respectively	(682,284)	(683,991)
Total Stockholders' Equity	497,911	479,517
Total Liabilities and Stockholders' Equity	$669,094	$667,235

See notes to consolidated financial statements.

ADTRAN, INC.

Consolidated Statements of Income (In thousands, except per share amounts)

Years ended December 31, 2017, 2016 and 2015

	2017	2016	2015
Sales
Products	$540,396	$525,502	$527,422
Services	126,504	111,279	72,642
Total Sales	666,900	636,781	600,064
Cost of Sales
Products	279,541	270,695	293,843
Services	83,699	74,742	39,324
Total Cost of Sales	363,240	345,437	333,167
Gross Profit	303,660	291,344	266,897
Selling, general and administrative expenses	135,489	131,805	123,542
Research and development expenses	130,434	124,804	129,876
Operating Income	37,737	34,735	13,479
Interest and dividend income	4,380	3,918	3,953
Interest expense	(556)	(572)	(596)
Net realized investment gain	4,685	5,923	10,337
Other expense, net	(1,559)	(651)	(1,465)
Gain on bargain purchase of a business	—	3,542	—
Income before provision for income taxes	44,687	46,895	25,708
Provision for income taxes	(20,847)	(11,666)	(7,062)
Net Income	$23,840	$35,229	$18,646
Weighted average shares outstanding – basic	48,153	48,724	51,145
Weighted average shares outstanding – diluted	48,699	48,949	51,267
Earnings per common share – basic	$0.50	$0.72	$0.36
Earnings per common share – diluted	$0.49	$0.72	$0.36

See notes to consolidated financial statements.

ADTRAN, INC.

Consolidated Statements of Comprehensive Income (In thousands)

Years ended December 31, 2017, 2016 and 2015

	2017	2016	2015
Net Income	$23,840	$35,229	$18,646
Other Comprehensive Income (Loss), net of tax
Net unrealized gains (losses) on available-for-sale securities	2,163	(1,528)	(7,032)
Defined benefit plan adjustments	731	(1,122)	1,862
Foreign currency translation	5,999	(569)	(3,724)
Other Comprehensive Income (Loss), net of tax	8,893	(3,219)	(8,894)
Comprehensive Income, net of tax	$32,733	$32,010	$9,752

See notes to consolidated financial statements.

ADTRAN, INC.

Consolidated Statements of Changes in Stockholders' Equity (In thousands)

Years ended December 31, 2017, 2016 and 2015

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2014	79,652	$797	$241,829	$907,751	$(601,289)	$(75)	$549,013
Net income				18,646			18,646
Other comprehensive loss, net of tax						(8,894)	(8,894)
Dividend payments				(18,449)			(18,449)
Dividends accrued for unvested restricted stock units				(7)			(7)
Stock options exercised: 60 shares				(402)	1,363		961
PSUs, RSUs and restricted stock vested: 34 shares			(69)	(767)	767		(69)
Purchase of treasury stock: 3,967 shares					(66,160)		(66,160)
Income tax effect of stock compensation arrangements			(1,593)				(1,593)
Stock-based compensation expense			6,712				6,712
Balance at December 31, 2015	79,652	797	246,879	906,772	(665,319)	(8,969)	480,160
Net income				35,229			35,229
Other comprehensive loss, net of tax						(3,219)	(3,219)
Dividend payments				(17,583)			(17,583)
Dividends accrued for unvested restricted stock units				(48)			(48)
Stock options exercised: 283 shares				(1,499)	6,216		4,717
PSUs, RSUs and restricted stock vested: 42 shares			(142)	(929)	929		(142)
Purchase of treasury stock: 1,411 shares					(25,817)		(25,817)
Income tax effect of stock compensation arrangements			(475)				(475)
Stock-based compensation expense			6,695				6,695
Balance at December 31, 2016	79,652	797	252,957	921,942	(683,991)	(12,188)	479,517
Net income				23,840			23,840
Other comprehensive income, net of tax						8,893	8,893
Dividend payments				(17,368)			(17,368)
Dividends accrued for unvested restricted stock units				(37)			(37)
Stock options exercised: 742 shares				(2,827)	16,239		13,412
PSUs, RSUs and restricted stock vested: 154 shares				(3,257)	2,816		(441)
Purchase of treasury stock: 856 shares					(17,348)		(17,348)
Stock-based compensation expense			7,433				7,433
ASU 2016-09 adoption (see Note 1)			125	(115)			10
Balance at December 31, 2017	79,652	$797	$260,515	$922,178	$(682,284)	$(3,295)	$497,911

See notes to consolidated financial statements.

ADTRAN, INC.

Consolidated Statements of Cash Flows (In thousands)

Years ended December 31, 2017, 2016 and 2015

	2017	2016	2015
Cash flows from operating activities
Net income	$23,840	$35,229	$18,646
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,692	14,407	14,245
Amortization of net premium on available-for-sale investments	425	643	2,402
Net realized gain on long-term investments	(4,685)	(5,923)	(10,337)
Net (gain) loss on disposal of property, plant and equipment	(145)	22	644
Gain on bargain purchase of a business	—	(3,542)	—
Stock-based compensation expense	7,433	6,695	6,712
Deferred income taxes	14,073	(2,685)	(692)
Tax impact of stock option exercises	—	—	(40)
Change in operating assets and liabilities:
Accounts receivable, net	(49,103)	(21,302)	14,918
Other receivables	(10,222)	4,101	11,704
Inventory	(15,518)	(10,887)	(6,877)
Prepaid expenses and other assets	(4,830)	(7,108)	(5,070)
Accounts payable	(17,742)	26,722	(5,826)
Accrued expenses and other liabilities	(5,455)	8,792	(10,289)
Income taxes payable	3,858	(3,162)	(11,590)
Net cash provided by (used in) operating activities	(42,379)	42,002	18,550
Cash flows from investing activities
Purchases of property, plant and equipment	(14,720)	(21,441)	(11,753)
Proceeds from disposals of property, plant and equipment	151	—	183
Proceeds from sales and maturities of available-for-sale investments	173,752	225,075	280,435
Purchases of available-for-sale investments	(93,141)	(209,172)	(188,921)
Acquisition of business	—	(943)	—
Net cash provided by (used in) investing activities	66,042	(6,481)	79,944
Cash flows from financing activities
Proceeds from stock option exercises	13,412	4,717	961
Purchases of treasury stock	(17,348)	(25,817)	(66,160)
Dividend payments	(17,368)	(17,583)	(18,449)
Payments on long-term debt	(1,100)	(1,100)	(1,100)
Net cash used in financing activities	(22,404)	(39,783)	(84,748)
Net increase (decrease) in cash and cash equivalents	1,259	(4,262)	13,746
Effect of exchange rate changes	5,279	(393)	(2,635)
Cash and cash equivalents, beginning of year	79,895	84,550	73,439
Cash and cash equivalents, end of year	$86,433	$79,895	$84,550
Supplemental disclosure of cash flow information
Cash paid during the year for interest	$555	$575	$598
Cash paid during the year for income taxes	$2,988	$18,689	$20,139
Supplemental disclosure of non-cash investing activities
Purchases of property, plant and equipment included in accounts payable	$408	$2,103	$598

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

Cash and Cash Equivalents

Cash and cash equivalents represent demand deposits, money market funds, and short-term investments classified as available-for-sale with original maturities of three months or less. We maintain depository investments with certain financial institutions. Although these depository investments may exceed government insured depository limits, we have evaluated the credit worthiness of these applicable financial institutions, and determined the risk of material financial loss due to the exposure of such credit risk to be minimal. As of December 31, 2017, $83.7 million of our cash and cash equivalents, primarily certain domestic money market funds and foreign depository accounts, were in excess of government provided insured depository limits.

Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the immediate or short-term maturity of these financial instruments. The carrying amount reported for bonds payable was $26.7 million, compared to an estimated fair value of $26.7 million, based on a debt security with a comparable interest rate and maturity and a Standard & Poor’s credit rating of AAA.

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

Long-term investments represent a restricted certificate of deposit held at cost, deferred compensation plan assets, corporate bonds, municipal fixed-rate bonds, asset-backed bonds, mortgage/agency backed bonds, U.S. and foreign government bonds, variable rate demand notes, marketable equity securities, and other equity investments. Marketable equity securities are reported at fair value as determined by the most recently traded price of the securities at the balance sheet date, although the securities may not be readily marketable due to the size of the available market. Unrealized gains and losses, net of tax, are reported as a separate component of stockholders’ equity. Realized gains and losses on sales of securities are computed under the specific identification method and are included in current income. We review our investment portfolio quarterly for investments considered to have sustained an other-than-temporary decline in value. Impairment charges for other-than-temporary declines in value are recorded as realized losses in the accompanying consolidated statements of income. All of our investments at December 31, 2017 and 2016 are classified as available-for-sale securities. See Note 4 of Notes to Consolidated Financial Statements for additional information.

Accounts Receivable

We record accounts receivable at net realizable value. Prior to establishing payment terms for a new customer, we evaluate the credit risk of the customer. Credit limits and payment terms established for new customers are re-evaluated periodically based on customer collection experience and other financial factors. At December 31, 2017, single customers comprising more than 10% of our total accounts receivable balance included two customers, which accounted for 63.8% of our total accounts receivable. At December 31, 2016, single customers comprising more than 10% of our total accounts receivable balance included three customers, which accounted for 63.3% of our total accounts receivable.

We regularly review the need to maintain an allowance for doubtful accounts and consider factors such as the age of accounts receivable balances, the current economic conditions that may affect a customer’s ability to pay, significant one-time events and our historical experience. If the financial condition of a customer deteriorates, resulting in an impairment of their ability to make payments, we may be required to record an allowance for doubtful accounts. If circumstances change with regard to individual receivable balances that have previously been determined to be uncollectible (and for which a specific reserve has been established), a reduction in our allowance for doubtful accounts may be required. We did not have an allowance for doubtful accounts at December 31, 2017 or December 31, 2016.

Other Receivables

Other receivables are comprised primarily of lease receivables, amounts due from subcontract manufacturers for product component transfers, unbilled receivables, amounts due from various jurisdictions for value-added tax, income tax receivable, accrued interest on investments and on a restricted certificate of deposit, and amounts due from employee stock option exercises.

Inventory

Inventory is carried at the lower of cost and net realizable value, with cost being determined using the first-in, first-out method. Standard costs for material, labor and manufacturing overhead are used to value inventory. Standard costs are updated at least quarterly; therefore, inventory costs approximate actual costs at the end of each reporting period. We establish reserves for estimated excess, obsolete or unmarketable inventory equal to the difference between the cost of the inventory and the estimated fair value of the inventory based upon assumptions about future demand, market conditions and age. When we dispose of excess and obsolete inventories, the related disposals are charged against the inventory reserve. See Note 6 of Notes to Consolidated Financial Statements for additional information.

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

Liability for Warranty

Our products generally include warranties of 90 days to five years for product defects. We accrue for warranty returns at the time revenue is recognized based on our historical return rate and estimate of the cost to repair or replace the defective products. We engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers. Our products continue to become more complex in both size and functionality as many of our product offerings migrate from line card applications to total systems. The increasing complexity of our products will cause warranty incidences, when they arise, to be more costly. Our estimates regarding future warranty obligations may change due to product failure rates, material usage, and other rework costs incurred in correcting a product failure. In addition, from time to time, specific warranty accruals may be recorded if unforeseen problems arise. Should our actual experience relative to these factors be worse than our estimates, we will be required to record additional warranty expense. Alternatively, if we provide for more reserves than we require, we will reverse a portion of such provisions in future periods. During 2017, we recorded a reduction in warranty expense related to a settlement with a third party supplier for a defective component, the impact of which is reflected in the following table. The liability for warranty obligations totaled $9.7 million and $8.5 million at December 31, 2017 and 2016, respectively. These liabilities are included in accrued expenses in the accompanying consolidated balance sheets.

A summary of warranty expense and write-off activity for the years ended December 31, 2017, 2016 and 2015 is as follows:

Year Ended December 31,	2017	2016	2015
(In thousands)
Balance at beginning of period	$8,548	$8,739	$8,415
Plus: Amounts charged to cost and expenses	6,951	8,561	2,998
Less: Deductions	(5,775)	(8,752)	(2,674)
Balance at end of period	$9,724	$8,548	$8,739

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

Stock-Based Compensation

We have two Board and stockholder approved stock incentive plans from which stock options, performance stock units (PSUs), restricted stock units (RSUs) and restricted stock are available for grant to employees and directors. All employee and director stock options granted under our stock option plans have an exercise price equal to the fair market value of the award, as defined in the plan, of the underlying common stock on the grant date. All of our outstanding stock option awards are classified as equity awards.

Stock-based compensation expense recognized in 2017, 2016 and 2015 was approximately $7.4 million, $6.7 million and $6.7 million, respectively. As of December 31, 2017, total compensation cost related to non-vested stock options, market-based PSUs, RSUs and restricted stock not yet recognized was approximately $17.1 million, which is expected to be recognized over an average remaining recognition period of 2.9 years. In addition, there was $11.4 million of unrecognized compensation expense related to unvested performance-based PSUs, which will be recognized over the requisite service period of three years as achievement of the performance obligation becomes probable. See Note 3 of Notes to Consolidated Financial Statements for additional information.

Impairment of Long-Lived Assets

We review long-lived assets used in operations for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and the undiscounted cash flows estimated to be generated by the asset are less than the asset’s carrying value. An impairment loss would be recognized in the amount by which the recorded value of the asset exceeds the fair value of the asset, measured by the quoted market price of an asset or an estimate based on the best information available in the circumstances. There were no impairment losses recognized during 2017, 2016 or 2015.

Goodwill and Purchased Intangible Assets

We evaluate the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. We have elected to first assess the qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit to which the goodwill is assigned is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step impairment test. If we determine that it is more likely than not that its fair value is less than its carrying amount, then the two-step impairment test will be performed. Based on the results of our qualitative assessment in 2017, we concluded that it was not necessary to perform the two-step impairment test. There have been no impairment losses recognized since the goodwill was acquired in an acquisition in 2011. Purchased intangible assets with finite lives are carried at cost, less accumulated amortization. Amortization is recorded over the estimated useful lives of the respective assets, which is 9 months to 14 years.

Research and Development Costs

Research and development costs include compensation for engineers and support personnel, outside contracted services, depreciation and material costs associated with new product development, the enhancement of current products, and product cost reductions. We continually evaluate new product opportunities and engage in intensive research and product development efforts. Research and development costs totaled $130.4 million, $124.8 million and $129.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

The following table presents changes in accumulated other comprehensive income, net of tax, by component for the years ended December 31, 2015, 2016 and 2017:

(In thousands)	Unrealized Gains (Losses) on Available- for-Sale Securities	Unrealized Gains (Losses) on Cash Flow Hedges	Defined Benefit Plan Adjustments	Foreign Currency Adjustments	Total
Balance, December 31, 2014	$8,964	$—	$(5,757)	$(3,282)	$(75)
Other comprehensive income (loss) before reclassifications	(844)	—	1,589	(3,724)	(2,979)
Amounts reclassified from accumulated other comprehensive income	(6,188)	—	273	—	(5,915)
Balance, December 31, 2015	1,932	—	(3,895)	(7,006)	(8,969)
Other comprehensive income (loss) before reclassifications	1,515	—	(1,229)	(569)	(283)
Amounts reclassified from accumulated other comprehensive income	(3,043)	—	107	—	(2,936)
Balance, December 31, 2016	404	—	(5,017)	(7,575)	(12,188)
Other comprehensive income (loss) before reclassifications	5,020	(619)	451	5,999	10,851
Amounts reclassified from accumulated other comprehensive income	(2,857)	619	280	—	(1,958)
Balance at December 31, 2017	$2,567	$—	$(4,286)	$(1,576)	$(3,295)

The following tables present the details of reclassifications out of accumulated other comprehensive income for the years ended December 31, 2017, 2016 and 2015:

(In thousands)	2017
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income Is Presented
Unrealized gains (losses) on available-for-sale securities:
Net realized gain on sales of securities	$4,864	Net realized investment gain
Impairment expense	(180)	Net realized investment gain
Net losses on derivatives designated as hedging instruments	(897)	Cost of sales
Defined benefit plan adjustments – actuarial losses	(406)	(1)
Total reclassifications for the period, before tax	3,381
Tax (expense) benefit	(1,423)
Total reclassifications for the period, net of tax	$1,958

(1)	Included in the computation of net periodic pension cost. See Note 12 of Notes to Consolidated Financial Statements.

(In thousands)	2016
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income Is Presented
Unrealized gains (losses) on available-for-sale securities:
Net realized gain on sales of securities	$5,408	Net realized investment gain
Impairment expense	(419)	Net realized investment gain
Defined benefit plan adjustments – actuarial losses	(156)	(1)
Total reclassifications for the period, before tax	4,833
Tax (expense) benefit	(1,897)
Total reclassifications for the period, net of tax	$2,936

(1)	Included in the computation of net periodic pension cost. See Note 12 of Notes to Consolidated Financial Statements.

(In thousands)	2015
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income Is Presented
Unrealized gains (losses) on available-for-sale securities:
Net realized gain on sales of securities	$10,348	Net realized investment gain
Impairment expense	(203)	Net realized investment gain
Defined benefit plan adjustments – actuarial losses	(396)	(1)
Total reclassifications for the period, before tax	9,749
Tax (expense) benefit	(3,834)
Total reclassifications for the period, net of tax	$5,915

(1)	Included in the computation of net periodic pension cost. See Note 12 of Notes to Consolidated Financial Statements.

The following tables present the tax effects related to the change in each component of other comprehensive income for the years ended December 31, 2017, 2016 and 2015:

	2017
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Unrealized gains (losses) on available-for-sale securities	$8,230	$(3,210)	$5,020
Reclassification adjustment for amounts related to available-for-sale investments included in net income	(4,684)	1,827	(2,857)
Unrealized gains (losses) on cash flow hedges	(897)	278	(619)
Reclassification adjustment for amounts related to cash flow hedges included in net income	897	(278)	619
Defined benefit plan adjustments	654	(203)	451
Reclassification adjustment for amounts related to defined benefit plan adjustments included in net income	406	(126)	280
Foreign currency translation adjustment	5,999	—	5,999
Total Other Comprehensive Income (Loss)	$10,605	$(1,712)	$8,893

	2016
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Unrealized gains (losses) on available-for-sale securities	$2,484	$(969)	$1,515
Reclassification adjustment for amounts related to available-for-sale investments included in net income	(4,989)	1,946	(3,043)
Defined benefit plan adjustments	(1,782)	553	(1,229)
Reclassification adjustment for amounts related to defined benefit plan adjustments included in net income	156	(49)	107
Foreign currency translation adjustment	(569)	—	(569)
Total Other Comprehensive Income (Loss)	$(4,700)	$1,481	$(3,219)

	2015
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Unrealized gains (losses) on available-for-sale securities	$(1,384)	$540	$(844)
Reclassification adjustment for amounts related to available-for-sale investments included in net income	(10,145)	3,957	(6,188)
Defined benefit plan adjustments	2,303	(714)	1,589
Reclassification adjustment for amounts related to defined benefit plan adjustments included in net income	396	(123)	273
Foreign currency translation adjustment	(3,724)	—	(3,724)
Total Other Comprehensive Income (Loss)	$(12,554)	$3,660	$(8,894)

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

On December 22, 2017, the Tax Cuts and Jobs Act (the Act) was signed into law. As a result of the Act, we have recognized an estimated expense of $11.9 million in the fourth quarter of 2017, of which $9.2 million related to the write-down of deferred tax assets and $2.7 million related to tax on unrepatriated foreign earnings. We have calculated our best estimate of the impact of the Act in our year-end income tax provision, in accordance with Staff Accounting Bulletin No. 118, which was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed to finalize the accounting for certain income tax effects of the Act. Additional work is necessary to do a more detailed analysis of historical foreign earnings, as well as the full impact relating to the write-down of deferred tax assets. Any subsequent adjustments to these amounts will be recorded as income tax expense in the quarter the analysis is complete.

Foreign Currency

We record transactions denominated in foreign currencies on a monthly basis using exchange rates from throughout the year. Assets and liabilities denominated in foreign currencies are remeasured at the balance sheet dates using the closing rates of exchange between those foreign currencies and the functional currency with any transaction gains or losses reported in other income (expense). Our primary exposures to foreign currency exchange rate movements are with our German subsidiary, whose functional currency is the Euro, our Australian subsidiary, whose functional currency is the Australian dollar, and our Mexican subsidiary, whose functional currency is the U.S. dollar. Adjustments resulting from translating financial statements of international subsidiaries are recorded as a component of accumulated other comprehensive income (loss).

Revenue Recognition

Revenue is generally recognized when persuasive evidence of an arrangement exists, delivery has occurred, the product price is fixed or determinable, collection of the resulting receivable is reasonably assured, and product returns are reasonably estimable. For product sales, revenue is generally recognized upon shipment of the product to our customer in accordance with the title transfer terms of the sales agreement, generally Ex Works, per International Commercial Terms. In the case of consigned inventory, revenue is recognized when the end customer assumes ownership of the product. Contracts that contain multiple deliverables are evaluated to determine the units of accounting, and the consideration from the arrangement is allocated to each unit of accounting based on the relative selling price and corresponding terms of the contract. When this is not available, we are generally not able to determine third-party evidence of selling price because of the extent of customization among competing products or services from other companies. In these instances, we use best estimates to allocate consideration to each respective unit of accounting. These estimates include analysis of respective bills of material and review and analysis of similar product and service offerings. We record revenue associated with installation services when respective contractual obligations are complete. In instances where customer acceptance is required, revenue is deferred until respective acceptance criteria have been met. Contracts that include both installation services and product sales are evaluated for revenue recognition in accordance with contract terms. As a result, installation services may be considered a separate deliverable or may be considered a combined single unit of accounting with the delivered product. Generally, either the purchaser, ADTRAN, or a third party can perform the installation of our products. Shipping fees are recorded as revenue and the related cost is included in cost of sales. Sales taxes invoiced to customers are included in revenues, and represent less than one percent of total revenues. The corresponding sales taxes paid are included in cost of goods sold. Value added taxes collected from customers in international jurisdictions are recorded in accrued expenses as a liability. Revenue is recorded net of discounts. Sales returns are recorded as a reduction of revenue and accrued based on historical sales return experience, which we believe provides a reasonable estimate of future returns.

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

Unearned Revenue

Unearned revenue primarily represents customer billings on our maintenance service programs and leases and unearned revenues relating to multiple element contracts where we still have contractual obligations to our customers. We currently offer maintenance contracts ranging from one to five years. Revenue attributable to maintenance contracts is recognized on a straight-line basis over the related contract term. In addition, we provide software maintenance and a variety of hardware maintenance services to customers under contracts with terms up to ten years. When we defer revenue related to multiple-element contracts where we still have contractual obligations, we also defer the related costs. Current deferred costs are included in prepaid expenses and other assets and totaled $11.4 million and $10.7 million at December 31, 2017 and 2016, respectively. Non-current deferred costs are included in other assets and totaled $2.8 million and $0.9 million at December 31, 2017 and 2016, respectively.

Other Income (Expense), Net

Other income (expense), net, is comprised primarily of miscellaneous income and expense, gains and losses on foreign currency transactions, gains and losses on foreign exchange forward contracts, investment account management fees, and scrap raw material sales.

Earnings per Share

Earnings per common share, and earnings per common share assuming dilution, are based on the weighted average number of common shares and, when dilutive, common equivalent shares outstanding during the year. See Note 15 of Notes to Consolidated Financial Statements for additional information.

Dividends

During 2017, 2016 and 2015, we paid shareholder dividends totaling $17.4 million, $17.6 million and $18.4 million, respectively. The Board of Directors presently anticipates that it will declare a regular quarterly dividend so long as the present tax treatment of dividends exists and adequate levels of liquidity are maintained. The following table shows dividends paid to our shareholders in each quarter of 2017, 2016 and 2015.

Dividends per Common Share
	2017	2016	2015
First Quarter	$0.09	$0.09	$0.09
Second Quarter	$0.09	$0.09	$0.09
Third Quarter	$0.09	$0.09	$0.09
Fourth Quarter	$0.09	$0.09	$0.09

On January 16, 2018, the Board of Directors declared a quarterly cash dividend of $0.09 per common share to be paid to shareholders of record at the close of business on January 31, 2018. The ex-dividend date was January 30, 2018 and the payment date was February 14, 2018. The quarterly dividend payment was $4.4 million.

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

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date of ASU 2014-09 to fiscal years beginning after December 31, 2017, and interim periods within those fiscal years, with early adoption permitted for reporting periods beginning after December 15, 2016. Subsequently, the FASB issued ASUs in 2016 containing implementation guidance related to ASU 2014-09, including: ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations; ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which is intended to clarify two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance; ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which contains certain provisions and practical expedients in response to identified implementation issues; and ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which is intended to clarify the Codification or to correct unintended application of guidance. ASU 2014-09 allows for either full retrospective or modified retrospective adoption. We adopted ASU 2014-09 and the related ASUs on January 1, 2018 using the modified retrospective method.

The two areas of impact of these ASUs are network installation service revenue performance obligations and contract costs. The output method will be used to measure network installation services progress. The primary impact will be the timing of revenue recognition for certain performance obligations related to service revenue arrangements that are currently deferred until customer acceptance.

In connection with the adoption of the new revenue standard, effective January 1, 2018, we adopted ASC 340-40, Other Assets and Deferred Costs - Contracts with Customers, with respect to capitalization and amortization of incremental costs of obtaining a contract. As a result, certain costs of obtaining a contract will need to be capitalized, including sales commissions, as the guidance requires the capitalization of all incremental costs incurred to obtain a contract with a customer that it would not have incurred if the contract had not been obtained, provided the costs are recoverable. The primary impact will be capitalization of certain sales commissions for our extended maintenance and support contracts in excess of one year and costs associated with our capital lease arrangements that are billed monthly, and amortization of those costs over the period that the related revenue is recognized.

We will recognize the cumulative adjustment for network installation service revenue performance obligations and contract costs to retained earnings during the three months ended March 31, 2018. We do not believe the cumulative adjustment will have a significant impact on our consolidated financial statements during 2018.

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

In March 2017, the FASB issued Accounting Standards Update No. 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (ASU 2017-07). ASU 2017-07 amends ASC 715, Compensation — Retirement Benefits, to require employers that present a measure of operating income in their statements of earnings to include only the service cost component of net periodic pension cost and net periodic postretirement benefit cost in operating expenses (together with other employee compensation costs). The other components of net benefit cost, including amortization of prior service cost/credit, and settlement and curtailment effects, are to be included in non-operating expenses. ASU 2017-07 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. We adopted ASU 2017-07 on January 1, 2018 and we do not expect it will have a material impact on our financial position, results of operations or cash flows.

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

In January 2017, we adopted ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. As a result, beginning in the first quarter of 2017, we began recognizing all excess tax benefits and tax deficiencies as income tax expense or benefit as a discrete event. The treatment of forfeitures has changed as we have elected to discontinue our past practice of estimating forfeitures and now account for forfeitures as they occur. As a result, we recorded an increase in additional paid in capital of $0.1 million, a charge to beginning retained earnings of $0.1 million, and an increase in the deferred tax assets related to non-qualified stock options and RSUs of $10 thousand. In addition, cash flows related to excess tax benefits will no longer be separately classified as a financing activity apart from other income tax cash flows within operating activities. We elected to retrospectively apply the changes in presentation to the statements of cash flows and no longer classify excess tax benefits as a financing activity, which had an immaterial impact on our cash flows for the years ended December 31, 2017, 2016 and 2015. There was no material impact on our financial position, results of operations or cash flows as a result of these changes.

Note 2 – Business Combinations

On September 13, 2016, we acquired key fiber access products, technologies and service relationships from subsidiaries of CommScope, Inc. for $0.9 million in cash. This acquisition enhanced our solutions for the cable MSO industry and provided cable operators with the scalable solutions, services and support they required to compete in the multi-gigabit service delivery market. This transaction was accounted for as a business combination. We have included the financial results of this acquisition in our consolidated financial statements since the date of acquisition. These revenues are included in the Network Solutions reportable segment, and in the Access & Aggregation and Customer Devices categories.

We recorded a bargain purchase gain of $3.5 million during the year ended December 31, 2016, net of income taxes, which was subject to customary working capital adjustments between the parties. The bargain purchase gain of $3.5 million represents the excess fair value of the net assets acquired over the consideration exchanged. We have assessed the recognition and measurement of the assets acquired and liabilities assumed based on historical and pro forma data for future periods and have concluded that our valuation procedures and resulting measures were appropriate. The gain is included in the line item “Gain on bargain purchase of a business” in the 2016 Consolidated Statements of Income.

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

(In thousands)	2016	2015
Pro forma revenue	$641,170	$603,923
Pro forma net income	$31,212	$22,945
Pro forma earnings per share – basic	$0.64	$0.45
Pro forma earnings per share – diluted	$0.64	$0.45

For the years ended December 31, 2017 and 2016, we incurred acquisition and integration related expenses and amortization of acquired intangibles of $1.8 million and $1.0 million, respectively, related to this acquisition.

Note 3 – Stock-Based Compensation

Stock Incentive Program Descriptions

On January 23, 2006, the Board of Directors adopted the ADTRAN, Inc. 2006 Employee Stock Incentive Plan (2006 Plan), which authorized 13.0 million shares of common stock for issuance to certain employees and officers through incentive stock options and non-qualified stock options, stock appreciation rights, RSUs and restricted stock. The 2006 Plan was adopted by stockholder approval at our annual meeting of stockholders held on May 9, 2006. Options granted under the 2006 Plan typically become exercisable beginning after one year of continued employment, normally pursuant to a four-year vesting schedule beginning on the first anniversary of the grant date, and have a ten-year contractual term. The 2006 Plan was replaced on May 13, 2015 by the ADTRAN, Inc. 2015 Employee Stock Incentive Plan (2015 Plan). Expiration dates of options outstanding at December 31, 2017 under the 2006 Plan range from 2018 to 2024.

Our stockholders approved the 2010 Directors Stock Plan (2010 Directors Plan) on May 5, 2010, under which 0.5 million shares of common stock have been reserved. This plan replaces the 2005 Directors Stock Option Plan. Under the 2010 Directors Plan, the Company may issue stock options, restricted stock and RSUs to our non-employee directors. Stock awards issued under the 2010 Directors Plan normally become vested in full on the first anniversary of the grant date. Options issued under the 2010 Directors Plan have a ten-year contractual term. Expiration dates of options outstanding at December 31, 2017 under the 2010 Directors Plan range from 2018 to 2019.

On January 20, 2015, the Board of Directors adopted the ADTRAN, Inc. 2015 Employee Stock Incentive Plan (2015 Plan), which authorizes 7.7 million shares of common stock for issuance to certain employees and officers through incentive stock options and non-qualified stock options, stock appreciation rights, PSUs, RSUs and restricted stock. The 2015 Plan was adopted by stockholder approval at our annual meeting of stockholders held on May 13, 2015. PSUs, RSUs and restricted stock granted under the 2015 Plan reduce the shares authorized for issuance under the 2015 Plan by 2.5 shares of common stock for each share underlying the award. Options granted under the 2015 Plan typically become exercisable beginning after one year of continued employment, normally pursuant to a four-year vesting schedule beginning on the first anniversary of the grant date, and have a ten-year contractual term. Expiration dates of options outstanding at December 31, 2017 under the 2015 Plan range from 2025 to 2026.

The following table summarizes stock-based compensation expense related to stock options, PSUs, RSUs and restricted stock for the years ended December 31, 2017, 2016 and 2015, which was recognized as follows:

(In thousands)	2017	2016	2015
Stock-based compensation expense included in cost of sales	$379	$389	$280
Selling, general and administrative expense	4,063	3,341	3,261
Research and development expense	2,991	2,965	3,171
Stock-based compensation expense included in operating expenses	7,054	6,306	6,432
Total stock-based compensation expense	7,433	6,695	6,712
Tax benefit for expense associated with non-qualified options, PSUs, RSUs and restricted stock	(1,699)	(963)	(862)
Total stock-based compensation expense, net of tax	$5,734	$5,732	$5,850

With our adoption of ASU 2016-09 Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting in January 2017, we elected to discontinue our past practice of estimating forfeitures and now account for forfeitures as they occur.

Stock Options

The following table is a summary of our stock options outstanding as of December 31, 2016 and 2017 and the changes that occurred during 2017:

(In thousands, except per share amounts)	Number of Options	Weighted Average Exercise Price	Weighted Avg. Remaining Contractual Life in Years	Aggregate Intrinsic Value
Stock options outstanding, December 31, 2016	6,338	$22.14	5.63	$16,972
Stock options granted	—	$—
Stock options exercised	(742)	$18.08
Stock options forfeited	(70)	$17.29
Stock options expired	(378)	$24.14
Stock options outstanding, December 31, 2017	5,148	$22.65	4.87	$6,109
Stock options vested and expected to vest, December 31, 2017	5,148	$22.65	4.87	$6,109
Stock options exercisable, December 31, 2017	4,351	$23.78	4.37	$3,810

At December 31, 2017, total compensation cost related to non-vested stock options not yet recognized was approximately $3.2 million, which is expected to be recognized over an average remaining recognition period of 1.5 years.

All of the options above were issued at exercise prices that approximated fair market value at the date of grant. At December 31, 2017, 3.5 million options were available for grant under the shareholder approved plans.

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (the difference between ADTRAN’s closing stock price on the last trading day of 2017 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2017. The amount of aggregate intrinsic value will change based on the fair market value of ADTRAN’s stock.

The total pre-tax intrinsic value of options exercised during 2017, 2016 and 2015 was $3.4 million, $1.1 million and $0.1 million, respectively. The fair value of options fully vesting during 2017, 2016 and 2015 was $4.3 million, $5.7 million and $6.6 million, respectively.

The following table further describes our stock options outstanding as of December 31, 2017:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding at 12/31/17 (In thousands)	Weighted Avg. Remaining Contractual Life in Years	Weighted Average Exercise Price	Options Exercisable at 12/31/17 (In thousands)	Weighted Average Exercise Price
$14.88 – 18.96	1,623	6.02	$15.77	1,063	$15.96
$18.97 – 23.45	801	6.68	$19.11	565	$19.17
$23.46 – 30.35	1,400	4.16	$23.85	1,399	$23.85
$30.36 – 41.92	1,324	3.29	$31.94	1,324	$31.94
	5,148			4,351

PSUs, RSUs and restricted stock

Under the 2015 Plan, awards other than stock options, including PSUs, RSUs and restricted stock, may be granted to certain employees and officers.

Under our market-based PSU program, the number of shares of common stock earned by a recipient pursuant to the PSUs is subject to a market condition based on ADTRAN’s relative total shareholder return against all companies in the NASDAQ Telecommunications Index at the end of a three-year performance period. Depending on the relative total shareholder return over the performance period, the recipient may earn from 0% to 150% of the shares underlying the PSUs, with the shares earned distributed upon the vesting of the PSUs at the end of the three-year performance period. The fair value of the award is based on the market price of our common stock on the date of grant, adjusted for the expected outcome of the impact of market conditions using a Monte Carlo Simulation valuation method. A portion of the granted PSUs also vest and the underlying shares become deliverable upon the death or disability of the recipient or upon a change of control of ADTRAN, as defined by the 2015 Plan. The recipients of the PSUs receive dividend credits based on the shares of common stock underlying the PSUs. The dividend credits are vested and earned in the same manner as the PSUs and are paid in cash upon the issuance of common stock for the PSUs.

During the first quarter of 2017, the Compensation Committee of the Board of Directors approved a PSU grant of 0.5 million shares that contain performance conditions. The fair value of these performance-based PSU awards was equal to the closing price of our stock on the date of grant.

The fair value of RSUs and restricted stock is equal to the closing price of our stock on the business day immediately preceding the grant date. RSUs and restricted stock vest ratably over four year and one year periods, respectively.

The following table is a summary of our PSUs, RSUs and restricted stock outstanding as of December 31, 2016 and 2017 and the changes that occurred during 2017. The unvested awards outstanding as of December 31, 2016 have been adjusted for the actual shares vested in 2017 for our market-based PSUs.

(In thousands, except per share amounts)	Number of shares	Weighted Average Grant Date Fair Value
Unvested PSUs, RSUs and restricted stock outstanding, December 31, 2016	527	$20.53
PSUs, RSUs and restricted stock granted	950	$21.69
PSUs, RSUs and restricted stock vested	(154)	$20.84
PSUs, RSUs and restricted stock forfeited	(31)	$20.99
Unvested RSUs and restricted stock outstanding, December 31, 2017	1,292	$21.33

At December 31, 2017, total compensation cost related to the non-vested portion of market-based PSUs, RSUs and restricted stock not yet recognized was approximately $13.9 million, which is expected to be recognized over an average remaining recognition period of 3.2 years. In addition, there was $11.4 million of unrecognized compensation expense related to unvested performance-based PSUs, which will be recognized over the requisite service period of three years as achievement of the performance obligation becomes probable. For the year ended 2017, no compensation expense was recognized related to these performance-based PSUs.

Valuation and Expense Information

We use the Black-Scholes option pricing model (Black-Scholes Model) for the purpose of determining the estimated fair value of stock option awards on the date of grant. The Black-Scholes Model requires the input of certain assumptions that involve judgment. Because our stock options have characteristics significantly different from those of traded options, and because changes in the input assumptions can materially affect the fair value estimate, existing models may not provide reliable measures of fair value of our stock options. We use a Monte Carlo Simulation valuation method to value our market-based PSUs. The fair value of our performance-based PSUs, RSUs and restricted stock issued is equal to the closing price of our stock on the date of grant. We will continue to assess the assumptions and methodologies used to calculate the estimated fair value of stock-based compensation. If circumstances change, and additional data becomes available over time, we may change our assumptions and methodologies, which may materially impact our fair value determination.

The stock option pricing model requires the use of several assumptions that impact the fair value estimate. These variables include, but are not limited to, the volatility of our stock price and employee exercise behaviors.

There were no stock option grants in 2017. The weighted-average estimated fair value of stock options granted to employees during the years ended December 31, 2016 and 2015 was $5.22 per share and $4.28 per share, respectively, with the following weighted-average assumptions:

	2016	2015
Expected volatility	34.79%	34.57%
Risk-free interest rate	1.36%	1.81%
Expected dividend yield	1.98%	2.35%
Expected life (in years)	6.25	6.23

We based our estimate of expected volatility for the years ended December 31, 2016 and 2015 on the sequential historical daily trading data of our common stock for a period equal to the expected life of the options granted. The selection of the historical volatility method was based on available data indicating our historical volatility is as equally representative of our future stock price trends as is our implied volatility. We have no reason to believe the future volatility of our stock price is likely to differ from its past volatility. The risk-free interest rate assumption is based upon implied yields of U.S. Treasury zero-coupon bonds on the date of grant having a remaining term equal to the expected life of the options granted. The dividend yield is based on our historical and expected dividend payouts. The expected life of our stock options is based upon historical exercise and forfeiture activity of our previous stock-based grants with a ten-year contractual term.

The PSU pricing model also requires the use of several significant assumptions that impact the fair value estimate. The estimated fair value of the PSUs granted to employees during the years ended December 31, 2017, 2016 and 2015 was $24.17 per share, $23.50 per share and $17.64 per share, respectively, with the following assumptions:

	2017	2016	2015
Expected volatility	27.03%	29.79%	31.34%
Risk-free interest rate	1.78%	1.17%	1.20%
Expected dividend yield	1.74%	1.80%	2.35%

Note 4 – Investments

At December 31, 2017, we held the following securities and investments, recorded at either fair value or cost:

				Fair Value /
	Amortized	Gross Unrealized		Carrying
(In thousands)	Cost	Gains	Losses	Value
Deferred compensation plan assets	$17,804	$2,175	$(96)	$19,883
Corporate bonds	32,654	44	(155)	32,543
Municipal fixed-rate bonds	2,902	2	(22)	2,882
Asset-backed bonds	6,545	1	(20)	6,526
Mortgage/Agency-backed bonds	5,554	1	(46)	5,509
U.S. government bonds	14,477	—	(174)	14,303
Foreign government bonds	725	5	—	730
Marketable equity securities	33,478	3,034	(850)	35,662
Available-for-sale securities held at fair value	$114,139	$5,262	$(1,363)	$118,038
Restricted investment held at cost				27,800
Other investments				547
Total carrying value of available-for-sale investments				$146,385

At December 31, 2016, we held the following securities and investments, recorded at either fair value or cost:

				Fair Value /
	Amortized	Gross Unrealized		Carrying
(In thousands)	Cost	Gains	Losses	Value
Deferred compensation plan assets	$12,367	$2,271	$(42)	$14,596
Corporate bonds	66,522	64	(174)	66,412
Municipal fixed-rate bonds	11,799	12	(37)	11,774
Asset-backed bonds	10,201	19	(14)	10,206
Mortgage/Agency-backed bonds	13,080	15	(91)	13,004
U.S. government bonds	30,022	15	(270)	29,767
Foreign government bonds	3,729	2	(1)	3,730
Variable rate demand notes	11,855	—	—	11,855
Marketable equity securities	30,571	311	(1,503)	29,379
Available-for-sale securities held at fair value	$190,146	$2,709	$(2,132)	$190,723
Restricted investment held at cost				27,800
Other investments held at cost				767
Total carrying value of available-for-sale investments				$219,290

As of December 31, 2017, corporate bonds, municipal fixed-rate bonds, asset-backed bonds, mortgage/agency-backed bonds, U.S. government bonds, and foreign government bonds had the following contractual maturities:

(In thousands)	Corporate bonds	Municipal fixed-rate bonds	Asset-backed bonds	Mortgage / Agency-backed bonds	U.S. government bonds	Foreign government bonds
Less than one year	$12,021	$891	$143	$—	$3,073	$—
One to two years	9,145	826	2,367	—	5,960	—
Two to three years	7,345	212	2,245	—	3,568	730
Three to five years	4,032	953	810	356	1,702	—
Five to ten years	—	—	158	1,144	—	—
More than ten years	—	—	803	4,009	—	—
Total	$32,543	$2,882	$6,526	$5,509	$14,303	$730

Our investment policy provides limitations for issuer concentration, which limits, at the time of purchase, the concentration in any one issuer to 5% of the market value of our total investment portfolio.

We review our investment portfolio for potential “other-than-temporary” declines in value on an individual investment basis. We assess, on a quarterly basis, significant declines in value which may be considered other-than-temporary and, if necessary, recognize and record the appropriate charge to write-down the carrying value of such investments. In making this assessment, we take into consideration qualitative and quantitative information, including but not limited to the following: the magnitude and duration of historical declines in market prices, credit rating activity, assessments of liquidity, public filings, and statements made by the issuer. We generally begin our identification of potential other-than-temporary impairments by reviewing any security with a fair value that has declined from its original or adjusted cost basis by 25% or more for six or more consecutive months. We then evaluate the individual security based on the previously identified factors to determine the amount of the write-down, if any. For each of the years ended December 31, 2017, 2016 and 2015, we recorded a charge of $0.2 million, $0.8 million and $0.2 million, respectively, related to the other-than-temporary impairment of certain marketable equity securities and our deferred compensation plan assets.

Realized gains and losses on sales of securities are computed under the specific identification method. The following table presents gross realized gains and losses related to our investments for the years ended December 31, 2017, 2016 and 2015:

Year Ended December 31, (In thousands)	2017	2016	2015
Gross realized gains	$5,258	$7,530	$10,906
Gross realized losses	$(573)	$(1,607)	$(569)

The following table presents the breakdown of investments with unrealized losses at December 31, 2017:

(In thousands)	Continuous Unrealized Loss Position for Less than 12 Months		Continuous Unrealized Loss Position for 12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Deferred compensation plan assets	$1,922	$(81)	$262	$(15)	$2,184	$(96)
Corporate bonds	16,015	(58)	6,112	(97)	22,127	(155)
Municipal fixed-rate bonds	230	—	1,165	(22)	1,395	(22)
Asset-backed bonds	4,941	(17)	179	(3)	5,120	(20)
Mortgage/Agency-backed bonds	3,062	(8)	1,673	(38)	4,735	(46)
U.S. government bonds	2,754	(26)	11,549	(148)	14,303	(174)
Marketable equity securities	10,169	(712)	544	(138)	10,713	(850)
Total	$39,093	$(902)	$21,484	$(461)	$60,577	$(1,363)

The following table presents the breakdown of investments with unrealized losses at December 31, 2016:

(In thousands)	Continuous Unrealized Loss Position for Less than 12 Months		Continuous Unrealized Loss Position for 12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Deferred compensation plan assets	$294	$(12)	$245	$(30)	$539	$(42)
Corporate bonds	32,562	(166)	2,722	(8)	35,284	(174)
Municipal fixed-rate bonds	8,936	(37)	—	—	8,936	(37)
Asset-backed bonds	2,986	(14)	—	—	2,986	(14)
Mortgage/Agency-backed bonds	7,842	(81)	1,239	(10)	9,081	(91)
U.S. government bonds	26,449	(270)	—	—	26,449	(270)
Foreign government bonds	924	(1)	—	—	924	(1)
Marketable equity securities	21,607	(1,200)	1,495	(303)	23,102	(1,503)
Total	$101,600	$(1,781)	$5,701	$(351)	$107,301	$(2,132)

The decrease in unrealized losses during 2017, as reflected in the table above, results from changes in market positions associated with our fixed income and equity investment portfolio. At December 31, 2017, a total of 274 of our marketable equity securities were in an unrealized loss position.

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

	Fair Value Measurements at December 31, 2017 Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$5,851	$5,851	$—	$—
Commercial paper	3,999	—	3,999	—
Cash equivalents	9,850	5,851	3,999	—
Available-for-sale securities
Deferred compensation plan assets	19,883	19,883	—	—
Available-for-sale debt securities
Corporate bonds	32,543	—	32,543	—
Municipal fixed-rate bonds	2,882	—	2,882	—
Asset-backed bonds	6,526	—	6,526	—
Mortgage/Agency-backed bonds	5,509	—	5,509	—
U.S. government bonds	14,303	14,303	—	—
Foreign government bonds	730	—	730	—
Available-for-sale marketable equity securities
Marketable equity securities – various industries	35,662	35,662	—	—
Available-for-sale securities	118,038	69,848	48,190	—
Total	$127,888	$75,699	$52,189	$—

	Fair Value Measurements at December 31, 2016 Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$6,878	$6,878	$—	$—
Commercial paper	17,222	—	17,222	—
Cash equivalents	24,100	6,878	17,222	—
Available-for-sale securities
Deferred compensation plan assets	14,596	14,596	—	—
Available-for-sale debt securities
Corporate bonds	66,412	—	66,412	—
Municipal fixed-rate bonds	11,774	—	11,774	—
Asset-backed bonds	10,206	—	10,206	—
Mortgage/Agency-backed bonds	13,004	—	13,004	—
U.S. government bonds	29,767	29,767	—	—
Foreign government bonds	3,730	—	3,730	—
Variable rate demand notes	11,855	—	11,855	—
Available-for-sale marketable equity securities
Marketable equity securities – various industries	29,379	29,379	—	—
Available-for-sale securities	190,723	73,742	116,981	—
Total	$214,823	$80,620	$134,203	$—

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

We do not hold or issue derivative instruments for trading or other speculative purposes. Our derivative instruments are recorded in the Consolidated Balance Sheets at their fair values. Our derivative instruments are not subject to master netting agreements and are not offset in the Consolidated Balance Sheets. As of December 31, 2017, we had no forward contracts outstanding.

The fair values of our derivative instruments recorded in the Consolidated Balance Sheet as of December 31, 2017 and 2016 were as follows:

(In thousands)	Balance Sheet Location	2017	2016
Derivatives Not Designated as Hedging Instruments (Level 2):
Foreign exchange contracts – derivative assets	Other receivables	$—	$159

The change in the fair values of our derivative instruments recorded in the Consolidated Statements of Income during the years ended December 31, 2017, 2016 and 2015 were as follows:

(In thousands)	Income Statement Location	2017	2016	2015
Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	Other income (expense)	$(754)	$724	$511

The change in our derivatives designated as hedging instruments recorded in other comprehensive income (OCI) and reclassified to income, net of tax, during the twelve months ended December 31, 2017, 2016 and 2015 were as follows:

	Amount of Gains (Losses) Recognized in			Location of Gains	Amount of Gains (Losses) Reclassified
	OCI on Derivatives			(Losses) Reclassified	from AOCI into Income
(In thousands)	2017	2016	2015	from AOCI into Income	2017	2016	2015
Derivatives Designated as Hedging Instruments:
Foreign exchange contracts	$—	$—	$—	Cost of Sales	$(897)	$—	$—

Note 6 – Inventory

At December 31, 2017 and 2016, inventory was comprised of the following:

(In thousands)	2017	2016
Raw materials	$44,185	$40,461
Work in process	1,939	4,003
Finished goods	76,418	60,653
Total Inventory, net	$122,542	$105,117

We establish reserves for estimated excess, obsolete, or unmarketable inventory equal to the difference between the cost of the inventory and the estimated fair value of the inventory based upon assumptions about future demand and market conditions. At December 31, 2017 and 2016, raw materials reserves totaled $15.0 million and $14.6 million, respectively, and finished goods inventory reserves totaled $8.3 million and $10.6 million, respectively.

Note 7 – Property, Plant and Equipment

At December 31, 2017 and 2016, property, plant and equipment were comprised of the following:

(In thousands)	2017	2016
Land	$4,575	$4,575
Building and land improvements	32,470	29,229
Building	68,301	68,301
Furniture and fixtures	19,489	18,477
Computer hardware and software	90,726	87,655
Engineering and other equipment	123,363	118,746
Total Property, Plant and Equipment	338,924	326,983
Less accumulated depreciation	(253,845)	(242,514)
Total Property, Plant and Equipment, net	$85,079	$84,469

Depreciation expense was $12.8 million, $12.0 million and $12.3 million in 2017, 2016, and 2015, respectively.

Note 8 – Lease Arrangements

We are the lessor in sales-type lease arrangements for network equipment, which have terms of 18 months to five years. The net investment in sales-type leases consists of lease receivables less unearned income. Collectability of sales-type leases is evaluated periodically on an individual customer level. At December 31, 2017, we had no allowance for credit losses for our net investment in sales-type leases. As of December 31, 2017 and 2016, the components of the net investment in sales-type leases were as follows:

(In thousands)	2017	2016
Current minimum lease payments receivable (included in other receivables)	$11,325	$2,141
Non-current minimum lease payments receivable (included in other assets)	2,913	2,912
Total minimum lease payments receivable	14,238	5,053
Less: Current unearned revenue	707	841
Less: Non-current unearned revenue	787	1,153
Net investment in sales-type leases	$12,744	$3,059

Future minimum lease payments to be received from sales-type leases at December 31, 2017 are as follows:

(In thousands)	Amount
2018	$11,211
2019	2,172
2020	592
2021	205
2022	58
Total	$14,238

Note 9 – Goodwill and Intangible Assets

Goodwill, all of which relates to our acquisition of Bluesocket, Inc., was $3.5 million at December 31, 2017 and 2016,  of which $3.1 million and $0.4 million is allocated to our Network Solutions and Services & Support reportable segments, respectively.

We evaluate the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. We have elected to first assess the qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit to which the goodwill is assigned is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step impairment test. If we determine that it is more likely than not that its fair value is less than its carrying amount, then the two-step impairment test will be performed. Based on the results of our qualitative assessment in 2017, we concluded that it was not necessary to perform the two-step impairment test. There have been no impairment losses recognized since the acquisition in 2011.

Intangible assets are included in other assets in the accompanying Consolidated Balance Sheets. The following table presents our intangible assets as of December 31, 2017 and 2016:

(In thousands)	2017			2016
	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Customer relationships	$7,474	$(4,283)	$3,191	$6,899	$(3,208)	$3,691
Developed technology	5,524	(4,663)	861	5,184	(3,801)	1,383
Intellectual property	2,340	(2,262)	78	2,340	(2,129)	211
Supply agreement	1,400	(1,400)	—	1,400	(544)	856
License	500	(500)	—	500	(113)	387
Patent	500	(89)	411	500	(20)	480
Trade names	370	(335)	35	370	(285)	85
Non-compete	200	(115)	85	200	(26)	174
Total	$18,308	$(13,647)	$4,661	$17,393	$(10,126)	$7,267

Amortization expense was $2.9 million, $2.5 million and $1.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.

As of December 31, 2017, the estimated future amortization expense of intangible assets is as follows:

(In thousands)	Amount
2018	$1,212
2019	697
2020	659
2021	603
2022	567
Thereafter	923
Total	$4,661

Note 10 – Alabama State Industrial Development Authority Financing and Economic Incentives

In conjunction with an expansion of our Huntsville, Alabama, facility, we were approved for participation in an incentive program offered by the State of Alabama Industrial Development Authority (the “Authority”). Pursuant to the program, on January 13, 1995, the Authority issued $20.0 million of its taxable revenue bonds and loaned the proceeds from the sale of the bonds to ADTRAN. The bonds were originally purchased by AmSouth Bank of Alabama, Birmingham, Alabama (the “Bank”). Wachovia Bank, N.A., Nashville, Tennessee (formerly First Union National Bank of Tennessee) (the “Bondholder”), which was acquired by Wells Fargo & Company on December 31, 2008, purchased the original bonds from the Bank and made further advances to the Authority, bringing the total amount outstanding to $50.0 million. An Amended and Restated Taxable Revenue Bond (“Amended and Restated Bond”) was issued and the original financing agreement was amended. The Amended and Restated Bond bears interest, payable monthly. The interest rate is 2% per annum. The Amended and Restated Bond matures on January 1, 2020, and is currently outstanding in the aggregate principal amount of $26.7 million. The estimated fair value of the bond using a level 2 valuation technique at December 31, 2017 was approximately $26.7 million, based on a debt security with a comparable interest rate and maturity and a Standard & Poor’s credit rating of AAA. We are required to make payments to the Authority in amounts necessary to pay the interest on the Amended and Restated Bond. Included in long-term investments at December 31, 2017 is $27.8 million which is invested in a restricted certificate of deposit. These funds serve as a collateral deposit against the principal of this bond, and we have the right to set-off the balance of the Bond with the collateral deposit in order to reduce the balance of the indebtedness.

In conjunction with this program, we are eligible to receive certain economic incentives from the state of Alabama that reduce the amount of payroll withholdings that we are required to remit to the state for those employment positions that qualify under the program. We realized economic incentives related to payroll withholdings totaling $1.5 million for the year ended December 31, 2017 and $1.3 million for each of the years ended December 31, 2016 and 2015.

We made principal payments of $1.1 million for each of the years ended December 31, 2017 and 2016, and anticipate making a principal payment in 2018. At December 31, 2017, $1.1 million of the bond debt was classified as a current liability in accounts payable in the Consolidated Balance Sheets.

Note 11 – Income Taxes

A summary of the components of the provision for income taxes for the years ended December 31, 2017, 2016 and 2015 is as follows:

(In thousands)	2017	2016	2015
Current
Federal	$466	$12,733	$7,504
State	(150)	1,141	279
International	6,458	477	(29)
Total Current	6,774	14,351	7,754

Deferred
Federal	8,024	647	(585)
State	1,882	73	(66)
International	4,167	(3,405)	(41)
Total Deferred	14,073	(2,685)	(692)
Total Provision for Income Taxes	$20,847	$11,666	$7,062

Our effective income tax rate differs from the federal statutory rate due to the following:

	2017	2016	2015
Tax provision computed at the federal statutory rate	35.00%	35.00%	35.00%
State income tax provision, net of federal benefit	2.17	3.93	4.86
Federal research credits	(11.88)	(8.15)	(12.55)
Foreign taxes	(2.27)	(0.34)	2.10
Tax-exempt income	(0.75)	(0.53)	(1.94)
State tax incentives	(2.71)	(2.77)	(5.04)
Stock-based compensation	1.43	2.53	6.91
Domestic production activity deduction	(1.13)	(2.23)	(3.17)
Bargain purchase	—	(2.64)	—
Impact of U.S. tax reform	26.70	—	—
Other, net	0.09	0.08	1.30
Effective Tax Rate	46.65%	24.88%	27.47%

Income before provision for income taxes for the years ended December 31, 2017, 2016 and 2015 is as follows:

(In thousands)	2017	2016	2015
U.S. entities	$26,552	$54,077	$27,400
International entities	18,135	(7,182)	(1,692)
Total	$44,687	$46,895	$25,708

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

Deferred income taxes on the balance sheet result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The principal components of our current and non-current deferred taxes are as follows:

(In thousands)	2017	2016
Deferred tax assets
Inventory	$7,545	$12,020
Accrued expenses	3,103	5,551
Investments	—	1,062
Deferred compensation	5,204	5,751
Stock-based compensation	2,988	4,724
Uncertain tax positions related to state taxes and related interest	370	762
Pensions	4,727	4,273
Foreign losses	3,091	6,486
State losses and credit carry-forwards	3,854	4,021
Federal loss and research carry-forwards	3,058	5,886
Valuation allowance	(6,006)	(6,149)
Total Deferred Tax Assets	27,934	44,387

Deferred tax liabilities
Property, plant and equipment	(3,553)	(4,433)
Intellectual property	(663)	(1,918)
Investments	(290)	—
Total Deferred Tax Liabilities	(4,506)	(6,351)
Net Deferred Tax Assets	$23,428	$38,036

On December 22, 2017, the Tax Cuts and Jobs Act (the Act) was signed into law. As a result of the Act, we have recognized an estimated expense of $11.9 million in the fourth quarter of 2017, of which $9.2 million related to the write-down of deferred tax assets and $2.7 million related to tax on unrepatriated foreign earnings. We have calculated our best estimate of the impact of the Act in our year-end income tax provision, in accordance with Staff Accounting Bulletin No. 118, which was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed to finalize the accounting for certain income tax effects of the Act. Additional work is necessary to do a more detailed analysis of historical foreign earnings, as well as the full impact relating to the write-down of deferred tax assets. Any subsequent adjustments to these amounts will be recorded as income tax expense in the quarter the analysis is complete.

At December 31, 2017 and 2016, non-current deferred taxes related to our investments and our defined benefit pension plan reflect deferred taxes on the net unrealized gains on available-for-sale investments and deferred taxes on unrealized losses in our pension plan. The net change in non-current deferred taxes associated with these items, a deferred tax benefit of $1.7 million and $1.5 million in 2017 and 2016, respectively, is recorded as an adjustment to other comprehensive income, presented in the Consolidated Statements of Comprehensive Income.

Based upon our results of operations in 2017 and expected profitability in future years in a certain international jurisdiction, we concluded that it is more likely than not certain foreign deferred tax assets will be realized. As of December 31, 2017, the remaining valuation allowance primarily relates to deferred tax assets related to state credit carry-forwards from tax credits in excess of our annual tax liability to an individual state where we do not generate sufficient state income to offset the credit and net operating losses in foreign jurisdictions. We believe it is more likely than not that we will not realize the full benefits of the deferred tax assets arising from these losses and credits, and accordingly, we have provided a valuation allowance against these deferred tax assets. The deferred tax assets for foreign and domestic carry-forwards, unamortized research and development costs, and state credit carry-forwards of $10.0 million will expire between 2018 and 2030. The loss carry-forwards were acquired through acquisitions in 2009 and 2011. We will continue to assess the realization of our deferred tax assets and related valuation allowances. The net change in our valuation allowance from December 31, 2016 to December 31, 2017 was $(0.1) million.

As of December 31, 2017 and 2016, respectively, our cash and cash equivalents were $86.4 million and $79.9 million and short-term investments were $16.1 million and $43.2 million, which provided an available short-term liquidity of $102.6 million and $123.1 million. Of these amounts, our foreign subsidiaries held cash of $56.8 million and $42.1 million, respectively, representing approximately 55.4% and 34.2% of available short-term liquidity, which is used to fund on-going liquidity needs of these subsidiaries. We intend to permanently reinvest these funds outside the U.S. and our current business plans do not indicate a need to repatriate to fund domestic operations. However, if these funds were repatriated to the U.S. or used for U.S. operations, certain amounts could be subject to tax. Due to the timing and circumstances of repatriation of such earnings, if any, it is not practical to determine the amount of funds subject to unrecognized deferred tax liability.

During 2017 and 2016, we recorded no income tax benefit or expense for stock options exercised as an adjustment to equity. In 2015, we recorded an income tax expense of  $(40) thousand as an adjustment to equity. This is calculated on the difference between the exercise price of stock option exercises and the market price of the underlying common stock upon exercise.

The change in the unrecognized income tax benefits for the years ended December 31, 2017, 2016 and 2015 is reconciled below:

(In thousands)	2017	2016	2015
Balance at beginning of period	$2,226	$2,537	$3,334
Increases for tax position related to:
Prior years	465	95	—
Current year	285	428	280
Decreases for tax positions related to:
Prior years	(14)	—	(29)
Settlements with taxing authorities	—	—	(103)
Expiration of applicable statute of limitations	(596)	(834)	(945)
Balance at end of period	$2,366	$2,226	$2,537

As of December 31, 2017, 2016, and 2015, our total liability for unrecognized tax benefits was $2.4 million, $2.2 million, and $2.5 million, respectively, of which $2.2 million, $1.7 million, and $1.8 million, respectively, would reduce our effective tax rate if we were successful in upholding all of the uncertain positions and recognized the amounts recorded. We classify interest and penalties recognized on the liability for unrecognized tax benefits as income tax expense. As of December 31, 2017, 2016 and 2015, the balances of accrued interest and penalties were $0.8 million, $0.8 million and $0.9 million, respectively.

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

Note 12 – Employee Benefit Plans

Pension Benefit Plan

We maintain a defined benefit pension plan covering employees in certain foreign countries.

The pension benefit plan obligations and funded status at December 31, 2017 and 2016, are as follows:

(In thousands)	2017	2016
Change in projected benefit obligation:
Projected benefit obligation at beginning of period	$30,011	$26,851
Service cost	1,260	1,211
Interest cost	607	720
Actuarial (gain) loss - experience	47	(431)
Actuarial (gain) loss - assumptions	(1,294)	2,628
Benefit payments	(80)	(52)
Effects of foreign currency exchange rate changes	4,342	(916)
Projected benefit obligation at end of period	34,893	30,011
Change in plan assets:
Fair value of plan assets at beginning of period	20,045	19,213
Actual return on plan assets	709	1,494
Contributions	3,001	—
Effects of foreign currency exchange rate changes	2,869	(662)
Fair value of plan assets at end of period	26,624	20,045
Funded (unfunded) status at end of period	$(8,269)	$(9,966)

The accumulated benefit obligation was $32.9 million and $28.7 million at December 31, 2017 and 2016, respectively. The increase in the accumulated benefit obligation is primarily attributable to the weakening U.S. dollar to Euro exchange rate during 2017. The change in actuarial gain (loss) is primarily attributable to an increase in the discount rate used in 2017.

The net amounts recognized in the balance sheet for the unfunded pension liability as of December 31, 2017 and 2016 are as follows:

(In thousands)	2017	2016
Current liability	$—	$—
Non-current liability	8,269	9,966
Total	$8,269	$9,966

The components of net periodic pension cost and amounts recognized in other comprehensive income for the years ended December 31, 2017, 2016 and 2015 are as follows:

(In thousands)	2017	2016	2015
Net periodic benefit cost:
Service cost	$1,260	$1,211	$1,314
Interest cost	607	720	615
Expected return on plan assets	(1,267)	(1,057)	(1,011)
Amortization of actuarial losses	309	175	407
Net periodic benefit cost	909	1,049	1,325
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial (gain) loss	(654)	1,782	(2,303)
Amortization of actuarial losses	(406)	(156)	(396)
Amount recognized in other comprehensive income	(1,060)	1,626	(2,699)
Total recognized in net periodic benefit cost and other comprehensive income	$(151)	$2,675	$(1,374)

The amounts recognized in accumulated other comprehensive income as of December 31, 2017 and 2016 are as follows:

(In thousands)	2017	2016
Net actuarial loss	$(5,812)	$(6,871)

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

The weighted-average assumptions that were used to determine the net periodic benefit cost for the years ended December 31, 2017, 2016 and 2015 are as follows:

	2017	2016	2015
Discount rates	1.90%	2.64%	2.20%
Rate of compensation increase	2.00%	2.00%	2.25%
Expected long-term rates of return	5.90%	5.40%	5.40%

The weighted-average assumptions that were used to determine the benefit obligation at December 31, 2017 and 2016:

	2017	2016
Discount rates	2.13%	1.90%
Rate of compensation increase	2.00%	2.00%

Actuarial gains and losses are recorded in accumulated other comprehensive income. To the extent unamortized gains and losses exceed 10% of the higher of the market-related value of assets or the projected benefit obligation, the excess is amortized as a component of net periodic pension cost over the remaining service period of active participants. We estimate that $0.2 million will be amortized from accumulated other comprehensive income into net periodic pension cost in 2018 for the net actuarial loss.

We do not anticipate making a contribution to this pension plan in 2018. The following pension benefit payments, which reflect expected future service, as appropriate, are expected to be paid to participants:

(In thousands)
2018	$549
2019	772
2020	1,090
2021	1,225
2022	1,315
2023 – 2027	6,301
Total	$11,252

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

	Fair Value Measurements at December 31, 2017 Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$3,005	$3,005	$—	$—
Available-for-sale securities
Bond funds:
Corporate bonds	14,349	14,349	—	—
Government bonds	2,305	2,305	—	—
Equity funds:
Large cap blend	5,758	5,758	—	—
Large cap value	309	309	—	—
Balanced fund	898	898	—	—
Available-for-sale securities	23,619	23,619	—	—
Total	$26,624	$26,624	$—	$—

	Fair Value Measurements at December 31, 2016 Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$6	$6	$—	$—
Available-for-sale securities
Bond funds:
Corporate bonds	12,546	12,546	—	—
Government bonds	2,037	2,037	—	—
Equity funds:
Large cap blend	4,462	4,462	—	—
Large cap value	249	249	—	—
Balanced fund	745	745	—	—
Available-for-sale securities	20,039	20,039	—	—
Total	$20,045	$20,045	$—	$—

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

401(k) Savings Plan

We maintain the ADTRAN, Inc. 401(k) Retirement Plan (Savings Plan) for the benefit of our eligible employees. The Savings Plan is intended to qualify under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended (Code), and is intended to be a “safe harbor” 401(k) plan under Code Section 401(k)(12). The Savings Plan allows employees to save for retirement by contributing part of their compensation to the plan on a tax-deferred basis. The Savings Plan also requires us to contribute a “safe harbor” amount each year. We match up to 4% of employee contributions (100% of an employee’s first 3% of contributions and 50% of their next 2% of contributions), beginning on the employee’s one year anniversary date. In calculating our matching contribution, we only use compensation up to the statutory maximum under the Code ($270 thousand for 2017). All contributions under the Savings Plan are 100% vested. Expenses recorded for employer contributions and plan administration costs for the Savings Plan amounted to approximately $4.6 million, $4.1 million and $4.7 million in 2017, 2016 and 2015, respectively.

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

Assets of the Trust are deemed invested in mutual funds that cover an investment spectrum ranging from equities to money market instruments. These mutual funds are publicly quoted and reported at fair value. The fair value of the assets held by the Trust and the amounts payable to the plan participants at December 31, 2017 and 2016 are as follows:

(In thousands)	2017	2016
Fair Value of Plan Assets
Long-term Investments	$19,883	$14,596
Total Fair Value of Plan Assets	$19,883	$14,596
Amounts Payable to Plan Participants
Non-current Liabilities	$19,883	$14,596
Total Amounts Payable to Plan Participants	$19,883	$14,596

Interest and dividend income of the Trust have been included in interest and dividend income in the accompanying 2017, 2016 and 2015 Consolidated Statements of Income. Changes in the fair value of the plan assets held by the Trust have been included in accumulated other comprehensive income in the accompanying 2017 and 2016 Consolidated Balance Sheets. Changes in the fair value of the deferred compensation liability are included as selling, general and administrative expense in the accompanying 2017, 2016 and 2015 Consolidated Statements of Income. Based on the changes in the total fair value of the Trust’s assets, we recorded deferred compensation income (expense) in 2017, 2016 and 2015 of $(2.6) million, $(1.3) million and $0.3 million, respectively.

Retiree Medical Coverage

We provide medical, dental and prescription drug coverage to one retired former officer and his spouse, for his life, on the same terms as provided to our active officers, and to the spouse of a former deceased officer for up to 30 years. At December 31, 2017 and 2016, this liability totaled $0.1 million and $0.2 million, respectively.

Note 13 – Segment Information and Major Customers

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

The following table presents information about the reported sales and gross profit of our reportable segments for each of the years ended December 31, 2017, 2016 and 2015. Asset information by reportable segment is not reported, since we do not produce such information internally.

Sales and Gross Profit by Market Segment
(In thousands)	2017		2016		2015
	Sales	Gross Profit	Sales	Gross Profit	Sales	Gross Profit
Network Solutions	$540,396	$260,855	$525,502	$254,807	$527,422	$233,579
Services & Support	126,504	42,805	111,279	36,537	72,642	33,318
Total	$666,900	$303,660	$636,781	$291,344	$600,064	$266,897

Sales by Category

In addition to our new reporting segments, we will also report revenue for the following three categories – Access & Aggregation, Customer Devices, and Traditional & Other Products.

The following table presents sales information by product category for the years ended December 31, 2017, 2016 and 2015:

(In thousands)	2017	2016	2015
Access & Aggregation	$473,943	$436,372	$405,698
Customer Devices	138,456	137,608	125,565
Traditional & Other Products	54,501	62,801	68,801
Total	$666,900	$636,781	$600,064

The following table presents sales information by geographic area for the years ended December 31, 2017, 2016 and 2015. International sales correlate to shipments with a non-U.S. destination.

(In thousands)	2017	2016	2015
United States	$508,178	$501,337	$419,366
Germany	119,502	85,780	111,666
Other international	39,220	49,664	69,032
Total	$666,900	$636,781	$600,064

Customers comprising more than 10% of revenue can change from year to year. Single customers comprising more than 10% of our revenue in 2017 included two customers at 40% and 16%. Single customers comprising more than 10% of our revenue in 2016 included three customers at 24%, 19% and 12%. Single customers comprising more than 10% of our revenue in 2015 included three customers at 20%, 17% and 14%. No other customer accounted for 10% or more of our sales in 2017, 2016 or 2015. Our five largest customers, other than those with more than 10 percent of revenues disclosed above, can change from year to year. These customers represented 15%, 13%, and 14% of total revenue in 2017, 2016 and 2015, respectively. Revenues in this disclosure do not include distributor agents, who predominantly provide fulfillment services to end users. In such cases where known, that revenue is associated with the end user.

Additional Segment Information

As of December 31, 2017, long-lived assets, net totaled $85.1 million, which includes $80.6 million held in the U.S. and $4.5 million held outside the U.S. As of December 31, 2016, long-lived assets, net totaled $84.5 million, which includes $79.9 million held in the U.S. and $4.6 million held outside the U.S.

Note 14 – Commitments and Contingencies

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

We have committed to invest up to an aggregate of $7.9 million in two private equity funds, and we have contributed $8.4 million as of December 31, 2017, of which $7.7 million has been applied to these commitments.

We lease office space and equipment under operating leases which expire at various dates through 2025. As of December 31, 2017, future minimum rental payments under non-cancelable operating leases with original maturities of greater than 12 months are as follows:

(In thousands)
2018	$3,073
2019	927
2020	805
2021	793
Thereafter	2,907
Total	$8,505

Rental expense was $4.5 million, $4.2 million and $4.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Note 15 – Earnings per Share

A summary of the calculation of basic and diluted earnings per share (EPS) for the years ended December 31, 2017, 2016 and 2015 is as follows:

(In thousands, except for per share amounts)	2017	2016	2015
Numerator
Net Income	$23,840	$35,229	$18,646
Denominator
Weighted average number of shares – basic	48,153	48,724	51,145
Effect of dilutive securities:
Stock options	406	170	81
Restricted stock and restricted stock units	140	55	41
Weighted average number of shares – diluted	$48,699	$48,949	$51,267
Net income per share – basic	$0.50	$0.72	$0.36
Net income per share – diluted	$0.49	$0.72	$0.36

For each of the years ended December 31, 2017, 2016 and 2015, 3.2 million, 4.6 million and 6.1 million stock options were outstanding but were not included in the computation of that year’s diluted EPS because the options’ exercise prices were greater than the average market price of the common shares, therefore making them anti-dilutive under the treasury stock method.

Note 16 – Summarized Quarterly Financial Data (Unaudited)

The following table presents unaudited quarterly operating results for each of our last eight fiscal quarters. This information has been prepared on a basis consistent with our audited financial statements and includes all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the data.

Unaudited Quarterly Operating Results

(In thousands, except for per share amounts)

Three Months Ended	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Net sales	$170,279	$184,673	$185,112	$126,836
Gross profit	$73,715	$84,632	$86,498	$58,815
Operating income	$7,032	$16,448	$18,318	$(4,061)
Net income	$6,651	$12,401	$15,898	$(11,110)
Earnings per common share	$0.14	$0.26	$0.33	$(0.23)
Earnings per common share assuming dilution (1)	$0.14	$0.26	$0.33	$(0.23)

Three Months Ended	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Net sales	$142,204	$162,701	$168,890	$162,986
Gross profit	$65,794	$78,955	$75,808	$70,787
Operating income	$5,521	$14,812	$10,130	$4,272
Net income	$5,014	$10,228	$12,415	$7,572
Earnings per common share	$0.10	$0.21	$0.26	$0.16
Earnings per common share assuming dilution (1)	$0.10	$0.21	$0.26	$0.16

(1)	Assumes exercise of dilutive stock options calculated under the treasury stock method.

Note 17 – Subsequent Events

On January 16, 2018, the Board declared a quarterly cash dividend of $0.09 per common share to be paid to shareholders of record at the close of business on January 31, 2018. The quarterly dividend payment was $4.4 million and was paid on February 14, 2018. In July 2003, our Board of Directors elected to begin declaring quarterly dividends on our common stock considering the tax treatment of dividends and adequate levels of Company liquidity.

During the first quarter and as of February 23, 2018, we have repurchased 0.6 million shares of our common stock through open market purchases at an average cost of $16.18 per share. We currently have the authority to purchase an additional 2.9 million shares of our common stock under the current plan approved by the Board of Directors.

In January 2018, we announced an early retirement incentive program for employees that met certain requirements. The estimated liability associated with this program ranges from $3.6 to $14.3 million.

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

Management assessed the effectiveness of ADTRAN’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on our assessment and those criteria, management has concluded that ADTRAN maintained effective internal control over financial reporting as of December 31, 2017.

The effectiveness of our internal control over financial reporting has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to nominees for director of ADTRAN and compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the captions "Proposal 1–Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Corporate Governance," respectively, in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 9, 2018. Such information is incorporated herein by reference. The definitive Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2017. Information relating to the executive officers of ADTRAN, pursuant to Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K, is set forth at Part I, Item 4A of this report under the caption "Executive Officers of the Registrant." This information is incorporated herein by reference.

Code of Ethics

We have adopted the ADTRAN, Inc. Code of Business Conduct and Ethics, which applies to all employees, officers and directors of ADTRAN. The Code of Business Conduct and Ethics meets the requirements of a "code of ethics" as defined by Item 406 of Regulation S-K, and applies to our Chief Executive Officer, Chief Financial Officer (who is both our principal financial and principal accounting officer), as well as all other employees, as indicated above. The Code of Business Conduct and Ethics also meets the requirements of a code of conduct under NASDAQ listing standards. The Code of Business Conduct and Ethics is posted on our website at www.adtran.com under the links "About – Investor Relations – Corporate Governance – Charters and Documents – Code of Business Conduct and Ethics." We intend to disclose any amendments to the Code of Business Conduct and Ethics, as well as any waivers for executive officers or directors, on our website at www.adtran.com.

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

Consolidated Balance Sheets as of December 31, 2017 and 2016

Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015

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

2.1

Asset Sale and Purchase Agreement dated 11 December 2011 Regarding the Sale and Purchase of the NSN DSLAM, GPON and ACI Products and the Related Services Businesses (Exhibit 2.1 to ADTRAN’s 2011 Form 10-K/A filed July 26, 2012).

3.1	Certificate of Incorporation, as amended (Exhibit 3.1 to ADTRAN's Registration Statement on Form S-1, No. 33-81062). (P)

3.2	Bylaws, as amended (Exhibit 3.1 to ADTRAN's Form 8-K filed October 13, 2011).

10.1	Documents relative to the $50,000,000 Taxable Revenue Bond, Series 1995 (ADTRAN, Inc. Project) issued by the Alabama State Industrial Development Authority, consisting of the following:

(a)

First Amended and Restated Financing Agreement dated April 25, 1997, among the State Industrial Development Authority, a public corporation organized under the laws of the State of Alabama (the “Authority”), ADTRAN and First Union National Bank of Tennessee, a national banking corporation (the “Bondholder”) (Exhibit 10.1(a) to ADTRAN's Form 10-Q filed May 9, 1997).

(b) First Amended and Restated Loan Agreement dated April 25, 1997, between the Authority and ADTRAN (Exhibit 10.1(b) to ADTRAN’s Form 10-Q filed May 9, 1997).

(c) First Amended and Restated Specimen Taxable Revenue Bond, Series 1995 (ADTRAN, Inc. Project) (Exhibit 10.1(c) to ADTRAN’s Form 10-Q filed May 9, 1997).

(d) First Amended and Restated Specimen Note from ADTRAN to the Bondholder, dated April 25, 1997 (Exhibit 10.1(d) to ADTRAN’s Form 10-Q filed May 9, 1997).

(e)

Amended and Restated Investment Agreement dated January 3, 2002 between ADTRAN and First Union National Bank (successor-in-interest to First Union National Bank of Tennessee (the “Successor Bondholder”)) (Exhibit 10.1(e) to ADTRAN’s 2002 Form 10-K filed March 20, 2003).

Exhibit Number	Description

(f)

Resolution of the Authority authorizing the amendment of certain documents, dated April 25, 1997, relating to the $50,000,000 Taxable Revenue Bond, Series 1995 (ADTRAN, Inc. Project) (Exhibit 10.1(f) to ADTRAN’s Form 10-Q filed May 9, 1997).

(g)

Resolution of ADTRAN authorizing the First Amended and Restated Financing Agreement, the First Amended and Restated Loan Agreement, the First Amended and Restated Note, and the Investment Agreement (Exhibit 10.1(g) to ADTRAN’s Form 10-Q filed May 9, 1997).

(h)

Amendment to First Amended and Restated Financing Agreement and First Amended and Restated Loan Agreement dated January 3, 2002 between ADTRAN and the Successor Bondholder (Exhibit 10.1(h) to ADTRAN’s 2002 Form 10-K filed March 20, 2003).

10.2	Tax Indemnification Agreement dated July 1, 1994 by and among ADTRAN and the stockholders of ADTRAN prior to ADTRAN's initial public offering of Common Stock (Exhibit 10.5 to the 1994 Form 10-K). (P)

10.3	Management Contracts and Compensation Plans:

	(a)	ADTRAN, Inc. Management Incentive Bonus Plan (Exhibit 10.1 to ADTRAN’s Form 8-K filed February 3, 2006).

	(b)	ADTRAN, Inc. 2006 Employee Stock Incentive Plan (Exhibit 4.1 to ADTRAN’s Registration Statement on Form S-8 (File No. 333-133927) filed May 9, 2006).

	(c)	First Amendment to the ADTRAN, Inc. 2006 Employee Stock Incentive Plan (Exhibit 10.3(h) to ADTRAN’s 2007 Form 10-K filed February 28, 2008).

	(d)	Form of Nonqualified Stock Option Agreement under the 2006 Employee Stock Incentive Plan (Exhibit 10.1 to ADTRAN’s Form 8-K filed June 8, 2006).

	(e)	Form of Incentive Stock Option Agreement under the 2006 Employee Stock Incentive Plan (Exhibit 10.2 to ADTRAN’s Form 8-K filed June 8, 2006).

	(f)	ADTRAN, Inc. 2005 Directors Stock Option Plan and Forms of Nonqualified Stock Option Agreements (Exhibit 10.1 to ADTRAN’s Form 8-K filed on May 20, 2005).

	(g)	Summary of Non-Employee Director Compensation (Exhibit 10.3(k) to ADTRAN’s 2006 Form 10-K filed on February 28, 2007).

	(h)	First Amendment to the ADTRAN, Inc. 2005 Directors Stock Option Plan (Exhibit 10.3(l) to ADTRAN’s 2007 Form 10-K filed February 28, 2008).

	(i)	Form of Performance Shares Agreement under the ADTRAN, Inc. 2006 Employee Stock Incentive Plan (Exhibit 10.1 to ADTRAN’s Form 8-K filed November 12, 2008).

	(j)	Form of Performance Shares Agreement under the ADTRAN, Inc. 2006 Employee Stock Incentive Plan (Exhibit 10.1 to ADTRAN’s Form 8-K filed November 9, 2010).

	(k)	ADTRAN, Inc. 2015 Employee Stock Incentive Plan (Exhibit 10.1 to ADTRAN’s Form 8-K filed May 15, 2015).

	(l)	ADTRAN, Inc. Deferred Compensation Program for Employees, as amended and restated as of June 1, 2010 (Exhibit 10.3(n) to ADTRAN’s Form 10-K filed February 24, 2016).

	(m)	ADTRAN, Inc. Deferred Compensation Program for Directors, as amended and restated as of June 1, 2010 (Exhibit 10.3(o) to ADTRAN’s Form 10-K filed February 24, 2016).

	(n)	ADTRAN, Inc. Equity Deferral Program for Employees, as amended and restated as of October 1, 2011 (Exhibit 10.3(p) to ADTRAN’s Form 10-K filed February 24, 2016).

	(o)	ADTRAN, Inc. Equity Deferral Program for Directors, as amended and restated as of October 1, 2011 (Exhibit 10.3(q) to ADTRAN’s Form 10-K filed February 24, 2016).

	(p)	Employment Agreement, dated October 29, 2015, between Roger Shannon and ADTRAN, Inc. (Exhibit 10.3(r) to ADTRAN’s Form 10-K filed February 24, 2016).

Exhibit Number	Description

21*	Subsidiaries of ADTRAN.

23*	Consent of PricewaterhouseCoopers LLP.

24*	Powers of Attorney.

31*	Rule 13a-14(a)/15d-14(a) Certifications.

32*	Section 1350 Certifications.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 23, 2018.

ADTRAN, Inc. (Registrant)

By:	/s/ Roger D. Shannon
Roger D. Shannon
Senior Vice President of Finance,
Chief Financial Officer, Corporate Secretary and Treasurer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 23, 2018.

Signature	Title

/s/ Thomas R. Stanton	Chief Executive Officer and Chairman of the Board
Thomas R. Stanton

/s/ H. Fenwick Huss*	Director
H. Fenwick Huss

/s/ William L. Marks*	Director
William L. Marks

/s/ Gregory McCray*	Director
Gregory McCray

/s/ Anthony Melone*	Director
Anthony Melone

/s/ Balan Nair*	Director
Balan Nair

/s/ Jacqueline H. Rice*	Director
Jacqueline H. Rice

/s/ Kathryn A. Walker*	Director
Kathryn A. Walker

*By:	/s/ Roger D. Shannon
Roger D. Shannon as Attorney in Fact

ADTRAN, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C	Column D	Column E
(In thousands)	Balance at Beginning of Period	Charged to Costs & Expenses	Deductions	Balance at End of Period
Year ended December 31, 2017
Allowance for Doubtful Accounts	$—	—	—	$—
Inventory Reserve	$25,249	6,406	8,300	$23,355
Warranty Liability	$8,548	6,951	5,775	$9,724
Deferred Tax Asset Valuation Allowance	$6,149	18	161	$6,006
Year ended December 31, 2016
Allowance for Doubtful Accounts	$19	—	19	$—
Inventory Reserve	$26,675	3,303	4,729	$25,249
Warranty Liability	$8,739	8,561	8,752	$8,548
Deferred Tax Asset Valuation Allowance	$7,250	69	1,170	$6,149
Year ended December 31, 2015
Allowance for Doubtful Accounts	$136	19	136	$19
Inventory Reserve	$24,682	2,225	232	$26,675
Warranty Liability	$8,415	2,998	2,674	$8,739
Deferred Tax Asset Valuation Allowance	$7,463	81	294	$7,250