Form 10-Q
period 2018-06-30
ADTRAN INC
filed 2018-08-03
CIK 926282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of July 20, 2018, the registrant had 47,739,170 shares of common stock, $0.01 par value per share, outstanding.

ADTRAN, Inc.

Quarterly Report on Form 10-Q

For the Three and Six Months Ended June 30, 2018

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADTRAN, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	June 30,	December 31,
	2018	2017
ASSETS
Current Assets
Cash and cash equivalents	$100,319	$86,433
Short-term investments	6,069	16,129
Accounts receivable, less allowance for doubtful accounts of $— at June 30, 2018 and December 31, 2017	76,135	144,150
Other receivables	28,163	26,578
Inventory, net	120,537	122,542
Prepaid expenses and other current assets	9,464	17,282
Total Current Assets	340,687	413,114
Property, plant and equipment, net	82,910	85,079
Deferred tax assets, net	35,615	23,428
Goodwill	3,492	3,492
Other assets	32,429	13,725
Long-term investments	144,437	130,256
Total Assets	$639,570	$669,094
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$60,150	$60,632
Unearned revenue	14,307	13,070
Accrued expenses	14,785	13,232
Accrued wages and benefits	14,913	15,948
Income tax payable	11,948	3,936
Total Current Liabilities	116,103	106,818
Non-current unearned revenue	3,639	4,556
Other non-current liabilities	34,601	34,209
Bonds payable	25,600	25,600
Total Liabilities	179,943	171,183
Commitments and contingencies (see Note 15)
Stockholders’ Equity
Common stock, par value $0.01 per share; 200,000 shares authorized; 79,652 shares issued and 47,733 shares outstanding at June 30, 2018 and 79,652 shares issued and 48,485 shares outstanding at December 31, 2017	797	797
Additional paid-in capital	264,118	260,515
Accumulated other comprehensive loss	(9,118)	(3,295)
Retained earnings	897,586	922,178
Less treasury stock at cost: 31,919 and 31,167 shares at June 30, 2018 and December 31, 2017, respectively	(693,756)	(682,284)
Total Stockholders’ Equity	459,627	497,911
Total Liabilities and Stockholders’ Equity	$639,570	$669,094

See notes to consolidated financial statements

ADTRAN, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Sales
Products	$115,063	$155,543	$220,316	$299,140
Services	12,985	29,130	28,538	55,812
Total Sales	128,048	184,673	248,854	354,952
Cost of Sales
Products	69,629	79,663	138,241	156,327
Services	8,423	20,384	20,884	40,290
Total Cost of Sales	78,052	100,047	159,125	196,617
Gross Profit	49,996	84,626	89,729	158,335
Selling, general and administrative expenses	32,080	34,706	65,611	69,495
Research and development expenses	30,729	33,557	63,578	65,528
Operating Income (Loss)	(12,813)	16,363	(39,460)	23,312
Interest and dividend income	913	972	1,779	1,905
Interest expense	(132)	(137)	(264)	(278)
Net realized investment gain	990	1,390	893	1,860
Other expense, net	(217)	(719)	(274)	(585)
Gain on bargain purchase of a business	—	—	11,322	—
Income (Loss) Before Provision for Income Taxes	(11,259)	17,869	(26,004)	26,214
(Provision) benefit for income taxes	3,589	(5,468)	7,520	(7,162)
Net Income (Loss)	$(7,670)	$12,401	$(18,484)	$19,052

Weighted average shares outstanding – basic	47,856	48,036	48,043	48,232
Weighted average shares outstanding – diluted	47,902	48,413	48,091	48,675

Earnings (loss) per common share – basic	$(0.16)	$0.26	$(0.38)	$0.40
Earnings (loss) per common share – diluted	$(0.16)	$0.26	$(0.38)	$0.39
Dividend per share	$0.09	$0.09	$0.18	$0.18

See notes to consolidated financial statements

ADTRAN, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net Income (Loss)	$(7,670)	$12,401	$(18,484)	$19,052
Other Comprehensive Income (Loss), net of tax
Net unrealized gains (losses) on available-for-sale securities	104	373	(3,308)	1,708
Net unrealized losses on cash flow hedges	—	(417)	—	(338)
Defined benefit plan adjustments	5	86	67	141
Foreign currency translation	(3,424)	2,619	(2,582)	3,861
Other Comprehensive Income (Loss), net of tax	(3,315)	2,661	(5,823)	5,372
Comprehensive Income (Loss), net of tax	$(10,985)	$15,062	$(24,307)	$24,424

See notes to consolidated financial statements

ADTRAN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$(18,484)	$19,052
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,526	8,377
Amortization of net premium on available-for-sale investments	20	238
Net realized gain on long-term investments	(893)	(1,860)
Net (gain) loss on disposal of property, plant and equipment	68	(11)
Gain on bargain purchase of a business	(11,322)	—
Stock-based compensation expense	3,603	3,739
Deferred income taxes	(16,384)	(2,772)
Changes in operating assets and liabilities:
Accounts receivable, net	66,931	13,911
Other receivables	9	571
Inventory	2,063	(7,547)
Prepaid expenses and other assets	10,157	(9,853)
Accounts payable	683	(10,910)
Accrued expenses and other liabilities	2,008	(2,629)
Income tax payable	6,945	10,273
Net cash provided by operating activities	52,930	20,579

Cash flows from investing activities:
Purchases of property, plant and equipment	(4,183)	(7,509)
Proceeds from disposals of property, plant and equipment	—	16
Proceeds from sales and maturities of available-for-sale investments	86,436	81,891
Purchases of available-for-sale investments	(89,801)	(65,140)
Acquisition of business	(7,806)	—
Net cash provided by (used in) investing activities	(15,354)	9,258

Cash flows from financing activities:
Proceeds from stock option exercises	369	1,722
Purchases of treasury stock	(12,774)	(17,311)
Dividend payments	(8,679)	(8,719)
Net cash used in financing activities	(21,084)	(24,308)

Net increase in cash and cash equivalents	16,492	5,529
Effect of exchange rate changes	(2,606)	3,374
Cash and cash equivalents, beginning of period	86,433	79,895
Cash and cash equivalents, end of period	$100,319	$88,798

Supplemental disclosure of non-cash investing activities:
Purchases of property, plant and equipment included in accounts payable	$209	$454

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, Leases (Topic 842). ASU 2016-02 requires an entity to recognize lease assets and lease liabilities on the balance sheet and to disclose key information about the entity's leasing arrangements. Subsequently, in July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, which clarified certain aspects of ASU 2016-02. ASU 2016-02 and ASU 2018-10 are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. A modified retrospective approach is required. We anticipate the adoption of these ASUs will have a material increase in the assets and liabilities of our consolidated balance sheets; however, we do not believe adoption will have a material effect on our results of operations. We believe the most significant effect relates to our accounting for operating leases for office space and equipment.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires the measurement and recognition of expected credit losses for financial instruments held at amortized cost. ASU 2016-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the effect ASU 2016-13 will have on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 simplifies the measurement of goodwill by eliminating step 2 of the goodwill impairment test. Under ASU 2017-04, entities will be required to compare the fair value of a reporting unit to its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. ASU 2017-04 is effective for annual or interim impairment tests performed in fiscal years beginning after December 15, 2019, with early adoption permitted for annual or interim impairment tests performed on testing dates after January 1, 2017. The amendments should be applied prospectively. We are currently evaluating whether to early adopt ASU 2017-04, but we do not expect it will have a material effect on our consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12 expands and refines hedge accounting for both financial and non-financial risk components, aligns the recognition and presentation of the effects of hedging instruments and hedge items in the financial statements, and includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. ASU 2017-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the effect ASU 2017-12 will have on our consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Comprehensive Income. ASU 2018-02 allows for an optional reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. ASU 2018-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. We are currently evaluating whether to reclassify stranded tax effects related to the Tax Cuts and Jobs Act of 2017, but we do not expect ASU 2018-02 will have a material effect on our consolidated financial statements.

During 2018, we adopted the following accounting standards, which had the following effects on our consolidated financial statements:

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date of ASU 2014-09 to fiscal years beginning after December 31, 2017, and interim periods within those fiscal years, with early adoption permitted for reporting periods beginning after December 15, 2016. Subsequently, the FASB issued ASUs in 2016 containing implementation guidance related to ASU 2014-09, including: ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations; ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which is intended to clarify two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance; ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which contains certain provisions and practical expedients in response to identified implementation issues; and ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which is intended to clarify the Codification and/or to correct unintended application of guidance. ASU 2014-09 allows for either full retrospective or modified retrospective adoption. We adopted ASU 2014-09 and the related ASUs on January 1, 2018 using the modified retrospective method, which was applied to all contracts on the date of initial adoption.

These ASUs primarily affected our network implementation service revenue performance obligations and contract costs. We are using the “output method” to measure network implementation services progress, which 1) accelerates revenue recognition for certain performance obligations related to service revenue arrangements that were previously deferred until customer acceptance and 2) requires capitalization and amortization of the incremental costs of obtaining a contract as described below.

In connection with the adoption of the new revenue standard, effective January 1, 2018, we adopted ASC 340-40, Other Assets and Deferred Costs – Contracts with Customers, with respect to capitalization and amortization of incremental costs of obtaining a contract. As a result, certain costs of obtaining a contract, including sales commissions, will be capitalized, as the guidance requires the capitalization of all incremental costs incurred to obtain a contract with a customer that it would not have incurred if the contract had not been obtained, provided the costs are recoverable. The primary effect was the capitalization of certain sales commissions for our extended maintenance and support contracts in excess of one year and amortization of those costs over the period that the related revenue is recognized.

The cumulative effect of the changes made to our Consolidated Balance Sheet on January 1, 2018 for the adoption of ASU 2014-09 and the related ASUs was as follows:

(In thousands)	Balance at December 31, 2017	Adjustments due to ASU 2014-09	Balance at January 1, 2018
Other receivables	$26,578	374	$26,952
Deferred tax assets, net	$23,428	(96)	$23,332
Retained earnings	$922,178	278	$922,456

The effect of the adoption of ASU 2014-09 and the related ASUs on our financial statements was as follows:

	For the three months ended June 30, 2018
(In thousands)	As Reported	Balances Without Adoption of ASC 606	Effect of Adoption of ASC 606
Sales
Products	$115,063	115,437	$(374)
Services	$12,985	13,430	$(445)
Cost of Sales
Products	$69,629	70,003	$(374)
Services	$8,423	8,772	$(349)

Loss before benefit for income taxes	$(11,259)	(11,163)	$(96)
Benefit for income taxes	$3,589	3,558	$31
Net loss	$(7,670)	(7,605)	$(65)

	For the six months ended June 30, 2018
(In thousands)	As Reported	Balances Without Adoption of ASC 606	Effect of Adoption of ASC 606
Sales
Products	$220,316	220,876	$(560)
Services	$28,538	28,130	$408
Cost of Sales
Products	$138,241	138,726	$(485)
Services	$20,884	20,697	$187

Loss before benefit for income taxes	$(26,004)	(26,150)	$146
Benefit for income taxes	$7,520	7,556	$(36)
Net loss	$(18,484)	(18,594)	$110

	As of June 30, 2018
(In thousands)	As Reported	Balances Without Adoption of ASC 606	Effect of Adoption of ASC 606
Assets
Other receivables	$28,163	28,164	$(1)
Inventory	$120,537	120,426	$111
Equity
Retained earnings	$897,586	897,476	$110

In January 2016, the FASB issued ASU 2016-01, Financial Instruments — Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of the recognition, measurement, presentation and disclosure of financial instruments. Subsequently, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which issued technical corrections and improvements intended to clarify certain aspects of ASU 2016-01. ASU 2016-01 was effective beginning January 1, 2018 and we now recognize any changes in the fair value of certain equity investments in net income as prescribed by the new standard rather than in other comprehensive income. We adopted ASU 2016-01 on January 1, 2018 using the modified retrospective method, which resulted in a $3.2 million reclassification of net unrealized gains from accumulated other comprehensive income to opening retained earnings. ASU 2018-03 is effective for us with the interim period beginning after June 15, 2018. We are currently evaluating the effect ASU 2018-03 will have on our consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 amends ASC 715, Compensation — Retirement Benefits, to require employers that present a measure of operating income in their statements of earnings to include only the service cost component of net periodic pension cost and net periodic postretirement benefit cost in operating expenses (together with other employee compensation costs). The other components of net benefit cost, including amortization of prior service cost/credit, and settlement and curtailment effects, are to be included in non-operating expenses. We adopted ASU 2017-07 on January 1, 2018. We retrospectively adopted the presentation of service cost separate from other components of net periodic pension costs. As a result, $0.1 million and $0.2 million have been reclassified from cost of sales, selling, general and administrative expenses, and research and development expense to other expense, net for the three and six months ended June 30, 2017, respectively.

2.  BUSINESS COMBINATIONS

On March 19, 2018, we acquired Sumitomo Electric Lightwave Corp.’s (SEL) North American EPON business and entered into a technology license and OEM supply agreement with Sumitomo Electric Industries, Ltd. (SEI). This acquisition establishes ADTRAN as the North American market leader for EPON solutions for the cable MSO industry and it will accelerate the MSO market’s adoption of our open, programmable and scalable architectures. This transaction was accounted for as a business combination. We have included the financial results of this acquisition in our consolidated financial statements since the date of acquisition. These revenues are included in the Access & Aggregation and Customer Devices categories within the Network Solutions reportable segment.

We recorded a bargain purchase gain of $11.3 million during the first quarter of 2018, net of income taxes, which is subject to customary working capital adjustments between the parties. The bargain purchase gain of $11.3 million represents the difference between the fair value of the net assets acquired over the cash paid. SEI, an OEM supplier based in Japan, is the global market leader in EPON. SEI’s Broadband Networks Division, through its SEL subsidiary, operated a North American EPON business that included sales, marketing, support, and region-specific engineering development. The North American EPON market is primarily driven by the Tier 1 cable MSO operators and has developed more slowly than anticipated. Through the transaction, SEI divested its North American EPON assets and established a relationship with ADTRAN. The transfer of these assets to ADTRAN, which included key customer relationships and a required assumption by ADTRAN of relatively low incremental expenses, along with the value of the technology license and OEM supply agreement, resulted in the bargain purchase gain. We have assessed the recognition and measurement of the assets acquired and liabilities assumed based on historical and forecasted data for future periods and we have concluded that our valuation procedures and resulting measures were appropriate.

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

The actual revenue and net loss included in our Consolidated Statements of Income for the three months ended June 30, 2018 and the period March 19, 2018 to June 30, 2018 are as follows:

	Three Months Ended	March 19, 2018 to
(In thousands)	June 30, 2018	June 30, 2018
Revenue	$1,197	$1,197
Net loss	$(809)	$(886)

The details of the acquired intangible assets are as follows:

(In thousands)	Value	Life (years)
Customer relationships	$13,400	12.0
Licensed technology	5,900	9.0
Supplier relationship	2,800	2.0
Total	$22,100

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

	Three Months Ended	Six Months Ended
	June 30,	June 30,
(In thousands)	2017	2018	2017
Pro forma revenue	$187,987	$250,114	$358,679
Pro forma net income (loss)	$11,628	$(31,020)	$28,829
Pro forma earnings per share - basic	$0.24	$(0.65)	$0.60
Pro forma earnings per share - diluted	$0.24	$(0.65)	$0.59

For the three and six months ended June 30, 2018, we incurred acquisition and integration related expenses and amortization of acquired intangibles of $0.8 million and $1.0 million, respectively, related to this acquisition.

3. REVENUE

Revenue is measured based on the consideration we expect to receive in exchange for transferring goods or providing services to a customer and as performance obligations under the terms of the contract are satisfied. Generally, this occurs with the transfer of control of a product or service to the customer. For transactions where there are multiple performance obligations, we account for individual products and services separately if they are distinct (if a product or service is separately identifiable from other items and if a customer can benefit from it on its own or with other resources that are readily available to the customer). The consideration, including any discounts, is allocated between separate products and services based on their stand-alone selling prices. The stand-alone selling prices are determined based on the prices at which we sell the separate products and services and are allocated based on each item’s relative value to the total value of the products and services in the arrangement. For items that are not sold separately, we estimate stand-alone selling prices primarily using the “expected cost plus a margin” approach. Payment terms are typically 30 days. Shipping fees are recorded as revenue and the related cost is included in cost of sales. Sales, value-added, and other taxes collected concurrently with revenue-producing activities are excluded from revenue. Costs of obtaining a contract are capitalized and amortized over the period that the related revenue is recognized if greater than one year. We have elected to apply the practical expedient related to the incremental costs of obtaining contracts and recognize those costs as an expense when incurred if the amortization period of the assets is one year or less. These costs are included in selling, general and administrative expenses. Capitalized costs with an amortization period greater than one year were immaterial.

The following is a description of the principal activities from which we generate our revenue by reportable segment.

Network Solutions Segment

Network Solutions includes hardware products and next-generation virtualized solutions used in service provider or business networks, as well as prior generation products.

Hardware

The majority of the revenue from this segment is from hardware sales and is recognized when control is transferred to our customers, which is generally when we ship the products. Shipping terms are generally FOB shipping point. Revenue is recorded net of estimated discounts and rebates using the most likely amount. Customers are typically invoiced when control is transferred and revenue is recognized. Our products generally include assurance-based warranties of 90 days to five years for product defects, which are accrued at the time revenue is recognized.

In certain transactions, we are also the lessor in sales-type lease arrangements for network equipment that have terms of 18 months to five years. These arrangements typically include network equipment, network implementation services and maintenance services. Product revenue for these leases is generally recorded when we transfer control of the product to our customers. Revenue for network implementation and maintenance services is recognized as described below. Customers are typically invoiced and pay in equal installments over the lease term. In relation to these lease agreements, during the three months ended June 30, 2018 and 2017, we recognized revenue of $4.0 million and $5.2 million, respectively, and during the six months ended June 30, 2018 and 2017 we recognized revenue of $6.3 million and $7.0 million, respectively.

Services & Support Segment

To complement our Network Solutions segment, we offer a complete portfolio of maintenance, network implementation, solutions integration and managed services, which include hosted cloud services and subscription services.

Maintenance

Our maintenance service periods range from one month to five years. Customers are typically invoiced and pay for maintenance services at the beginning of the maintenance period. Payments received are recorded in current or non-current unearned revenue depending on the length of the service period. We recognize revenue for maintenance services on a straight-line basis over the maintenance period in services revenue as our customers benefit evenly throughout the contract term.

Network Implementation

We recognize revenue for network implementation, which primarily consists of engineering, execution and enablement services, at a point in time when each performance obligation is complete. If we have recognized revenue, but have not billed the customer, the right to consideration is recognized as a contract asset that is included in other receivables in the Consolidated Balance Sheet. The contract asset is transferred to accounts receivable when the completed performance obligation is invoiced to the customer.

As of June 30, 2018, we did not have any remaining performance obligations related to customer contracts that had an original expected duration of one year or more, other than maintenance services, which are satisfied over time.

The following table provides information about receivables, contract assets, and unearned revenue from contracts with customers:

(In thousands)	June 30, 2018	January 1, 2018
Accounts receivable	$76,135	$144,150
Contract assets	1,672	374
Unearned revenue	14,307	13,070
Non-current unearned revenue	3,639	4,556

The decrease in accounts receivable is due to the collection of customer specific payment terms that became due in the first quarter of 2018. The increase in the contract asset balance for the six months ended June 30, 2018 is primarily attributable to revenue recognized that has not yet been billed to the customer during the period. The increase in the unearned revenue balance as of June 30, 2018 is primarily attributable to cash payments received or due in advance of satisfying our performance obligations, offset by $7.1 million of revenues recognized that were included in the unearned revenue balance as of December 31, 2017.

The following table disaggregates our revenue by major source for the three months ended June 30, 2018:

(In thousands)	Network Solutions	Services & Support	Total
Access & Aggregation	$75,222	$9,520	$84,742
Customer Devices	33,306	1,254	34,560
Traditional & Other Products	6,535	2,211	8,746
Total	$115,063	$12,985	$128,048

The following table disaggregates our revenue by major source for the six months ended June 30, 2018:

(In thousands)	Network Solutions	Services & Support	Total
Access & Aggregation	$144,607	$21,815	$166,422
Customer Devices	62,083	2,578	64,661
Traditional & Other Products	13,626	4,145	17,771
Total	$220,316	$28,538	$248,854

4. INCOME TAXES

Our effective tax rate decreased from an expense of 27.3% in the six months ended June 30, 2017, to a benefit of 20.1%, excluding the tax effect of the bargain purchase gain, in the six months ended June 30, 2018. The decrease in the effective tax rate between the two periods is primarily attributable to the change in income and the effect of the U.S. Tax Cuts and Jobs Act, which was signed into law on December 22, 2017.

5. PENSION BENEFIT PLAN

We maintain a defined benefit pension plan covering employees in certain foreign countries.

The following table summarizes the components of net periodic pension cost for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2018	2017	2018	2017
Service cost	$303	$306	$611	$603
Interest cost	185	147	372	290
Expected return on plan assets	(394)	(307)	(793)	(606)
Amortization of actuarial losses	63	75	127	148
Net periodic pension cost	$157	$221	$317	$435

The components of net periodic pension cost other than the service cost component are included in the line item “Other expense, net” in the Consolidated Statements of Income.

6. STOCK-BASED COMPENSATION

The following table summarizes the stock-based compensation expense related to stock options, performance stock units (PSUs), restricted stock units (RSUs) and restricted stock for the three and six months ended June 30, 2018 and 2017, which was recognized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2018	2017	2018	2017
Stock-based compensation expense included in cost of sales	$102	$93	$197	$184
Selling, general and administrative expense	995	1,008	2,030	2,024
Research and development expense	687	755	1,376	1,531
Stock-based compensation expense included in operating expenses	1,682	1,763	3,406	3,555
Total stock-based compensation expense	1,784	1,856	3,603	3,739
Tax benefit for expense associated with non-qualified options, PSUs, RSUs and restricted stock	(340)	(433)	(724)	(813)
Total stock-based compensation expense, net of tax	$1,444	$1,423	$2,879	$2,926

Stock Options

The following table is a summary of our stock options outstanding as of December 31, 2017 and June 30, 2018 and the changes that occurred during the six months ended June 30, 2018:

(In thousands, except per share amounts)	Number of Stock Options	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life In Years	Aggregate Intrinsic Value
Stock options outstanding, December 31, 2017	5,148	$22.65	4.87	$6,109
Stock options granted	—	$—
Stock options exercised	(24)	$15.48
Stock options forfeited	(42)	$16.54
Stock options expired	(282)	$25.63
Stock options outstanding, June 30, 2018	4,800	$22.56	4.39	$—
Stock options vested and expected to vest, June 30, 2018	4,800	$22.56	4.39	$—
Stock options exercisable, June 30, 2018	4,063	$23.67	3.90	$—

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (the difference between the closing price of our stock on the last trading day of the quarter and the exercise price, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on June 30, 2018. The aggregate intrinsic value will change based on the fair market value of our stock.

The total pre-tax intrinsic value of options exercised during the six months ended June 30, 2018 was $33 thousand. There were no options exercised during the three months ended June 30, 2018.

As of June 30, 2018, there was $1.9 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over an average remaining recognition period of 1.1 years.

The fair value of our stock options is estimated using the Black-Scholes model. The determination of the fair value of stock options on the date of grant using the Black-Scholes model is affected by our stock price, as well as assumptions regarding a number of complex and subjective variables that may have a significant impact on the fair value estimate.

There were no stock options granted during the three and six months ended June 30, 2018 or 2017.

 PSUs, RSUs and restricted stock

The following table is a summary of our PSUs, RSUs and restricted stock outstanding as of December 31, 2017 and the changes that occurred during the six months ended June 30, 2018:

(In thousands, except per share amounts)	Number of Shares	Weighted Avg. Grant Date Fair Value
Unvested PSUs, RSUs and restricted stock outstanding, December 31, 2017	1,292	$21.33
PSUs, RSUs and restricted stock granted	8	$20.68
PSUs, RSUs and restricted stock vested	(7)	$19.99
PSUs, RSUs and restricted stock forfeited	(105)	$21.59
Unvested PSUs, RSUs and restricted stock outstanding, June 30, 2018	1,188	$21.31

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

As of June 30, 2018, there was $11.4 million of unrecognized compensation expense related to unvested market-based PSUs, RSUs and restricted stock, which is expected to be recognized over an average remaining recognition period of 2.7 years. In addition, there was $10.1 million of unrecognized compensation expense related to unvested performance-based PSUs, which will be recognized over the requisite service period of three years as the achievement of the performance objective becomes probable. For the three and six months ended June 30, 2018, no compensation expense was recognized related to these performance-based PSU awards.

7. INVESTMENTS

Debt Securities and Other Investments

At June 30, 2018, we held the following debt securities and other investments, recorded at either fair value or cost:

	Amortized	Gross Unrealized		Carrying
(In thousands)	Cost	Gains	Losses	Value
Corporate bonds	$35,896	$27	$(250)	$35,673
Municipal fixed-rate bonds	2,259	—	(38)	2,221
Asset-backed bonds	10,355	1	(37)	10,319
Mortgage/Agency-backed bonds	7,292	—	(85)	7,207
U.S. government bonds	8,953	—	(104)	8,849
Foreign government bonds	1,036	2	—	1,038
Available-for-sale debt securities held at fair value	$65,791	$30	$(514)	$65,307
Restricted investment held at cost				26,700
Other investments held at cost				520
Total carrying value of available-for-sale investments				$92,527

At December 31, 2017, we held the following debt securities and other investments, recorded at either fair value or cost:

	Amortized	Gross Unrealized		Carrying
(In thousands)	Cost	Gains	Losses	Value
Corporate bonds	$32,654	$44	$(155)	$32,543
Municipal fixed-rate bonds	2,902	2	(22)	2,882
Asset-backed bonds	6,545	1	(20)	6,526
Mortgage/Agency-backed bonds	5,554	1	(46)	5,509
U.S. government bonds	14,477	—	(174)	14,303
Foreign government bonds	725	5	—	730
Available-for-sale debt securities held at fair value	$62,857	$53	$(417)	$62,493
Restricted investment held at cost				27,800
Other investments held at cost				547
Total carrying value of available-for-sale investments				$90,840

As of June 30, 2018, our debt securities had the following contractual maturities:

(In thousands)	Corporate bonds	Municipal fixed-rate bonds	Asset- backed bonds	Mortgage / Agency- backed bonds	U.S. government bonds	Foreign government bonds
Less than one year	$1,500	$490	$4,079	$—	$—	$—
One to two years	16,694	603	2,270	—	1,519	729
Two to three years	12,264	1,128	556	—	3,845	309
Three to five years	5,215	—	1,939	1,970	3,485	—
Five to ten years	—	—	—	588	—	—
More than ten years	—	—	1,475	4,649	—	—
Total	$35,673	$2,221	$10,319	$7,207	$8,849	$1,038

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Realized gains and losses on sales of debt securities are computed under the specific identification method. The following table presents gross realized gains and losses related to our debt securities:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2018	2017	2018	2017
Gross realized gains	$25	$33	$25	$57
Gross realized losses	$(241)	$(113)	$(315)	$(152)

Our investment policy provides limitations for issuer concentration, which limits, at the time of purchase, the concentration in any one issuer to 5% of the market value of our total investment portfolio.

At June 30, 2018, we held a $26.7 million restricted certificate of deposit that is carried at cost. This investment serves as a collateral deposit against the principal amount outstanding under loans made to ADTRAN pursuant to an Alabama State Industrial Development Authority revenue bond (the Bond), which totaled $26.7 million at June 30, 2018 and December 31, 2017. At June 30, 2018 and December 31, 2017, the estimated fair value of the Bond using a level 2 valuation technique was approximately $26.5 million and $26.7 million, respectively, based on a debt security with a comparable interest rate and maturity and a Standard and Poor’s credit rating of AAA. We have the right to set-off the balance of the Bond with the collateral deposit in order to reduce the balance of the indebtedness. The Bond matures on January 1, 2020, and bears interest at the rate of 2% per annum. In conjunction with this program, we are eligible to receive certain economic incentives from the state of Alabama that reduce the amount of payroll withholdings we are required to remit to the state for those employment positions that qualify under this program. We are required to make payments in the amounts necessary to pay the interest on the amounts currently outstanding. It is our intent to make annual principal payments in addition to the interest amounts that are due.

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

On January 1, 2018, we adopted ASU 2016-01, which requires us to measure all equity investments that do not result in consolidation and are not accounted for under the equity method at fair value, with any changes in fair value recognized in net realized investment gain (loss). Upon adoption, we reclassified $3.2 million of net unrealized gains related to marketable equity securities from accumulated other comprehensive income (loss) to opening retained earnings.

Realized and unrealized gains and losses for our marketable equity securities for the three and six months ended June 30, 2018 were as follows:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
(In thousands)	2018	2018
Realized gains (losses) on equity securities sold	$(52)	$347
Unrealized gains (losses) on equity securities held	1,258	836
Total gain (loss) recognized, net	$1,206	$1,183

As of June 30, 2018 and 2017, gross unrealized losses related to individual investments in a continuous loss position for 12 months or longer were not significant.

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

	Fair Value Measurements at June 30, 2018 Using
(In thousands)	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$2,008	$2,008	$—	$—
Foreign government securities	350	—	350	—
Cash equivalents	2,358	2,008	350	—
Available-for-sale debt securities
Corporate bonds	35,673	—	35,673	—
Municipal fixed-rate bonds	2,221	—	2,221	—
Asset-backed bonds	10,319	—	10,319	—
Mortgage/Agency-backed bonds	7,207	—	7,207	—
U.S. government bonds	8,849	8,849	—	—
Foreign government bonds	1,038	—	1,038	—
Marketable equity securities
Marketable equity securities – various industries	37,600	37,600	—	—
Deferred compensation plan assets	20,379	20,379	—	—
Available-for-sale securities	123,286	66,828	56,458	—
Total	$125,644	$68,836	$56,808	$—

	Fair Value Measurements at December 31, 2017 Using
(In thousands)	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$5,851	$5,851	$—	$—
Commercial paper	3,999	—	3,999	—
Cash equivalents	9,850	5,851	3,999	—
Available-for-sale debt securities
Corporate bonds	32,543	—	32,543	—
Municipal fixed-rate bonds	2,882	—	2,882	—
Asset-backed bonds	6,526	—	6,526	—
Mortgage/Agency-backed bonds	5,509	—	5,509	—
U.S. government bonds	14,303	14,303	—	—
Foreign government bonds	730	—	730	—
Marketable equity securities
Marketable equity securities – various industries	35,662	35,662	—	—
Deferred compensation plan assets	19,883	19,883	—	—
Available-for-sale securities	118,038	69,848	48,190	—
Total	$127,888	$75,699	$52,189	$—

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

Cash Flow Hedges

Our cash flow hedging activities utilize foreign exchange forward contracts to reduce the risk that movements in exchange rates will adversely affect the net cash flows resulting from the planned purchase of products from foreign suppliers. Purchases of U.S. denominated inventory by our European subsidiary represent our primary exposure. Changes in the fair value of derivatives designated as cash flow hedges are not recognized in current operating results, but are recorded in accumulated other comprehensive income.  Amounts related to cash flow hedges are reclassified from accumulated other comprehensive income when the underlying hedged item impacts earnings. This reclassification is recorded in cost of sales, the same line item of the Consolidated Statements of Income at which the effects of the hedged item are recorded.

Undesignated Hedges

We have certain customers and suppliers who are invoiced or pay in a non-functional currency. Changes in the monetary exchange rates may adversely affect our results of operations and financial condition, as outstanding non-functional balances are revalued to the functional currency through profit and loss. When appropriate, we utilize foreign exchange forward contracts to help manage the volatility relating to these valuation exposures. All changes in the fair value of our derivative instruments that do not qualify for or are not designated for hedged accounting transactions are recognized as other expense, net in the Consolidated Statements of Income.

We do not hold or issue derivative instruments for trading or other speculative purposes. Our derivative instruments are recorded in the Consolidated Balance Sheets at their fair values. Our derivative instruments are not subject to master netting arrangements and are not offset in the Consolidated Balance Sheets.

As of June 30, 2018, we had no foreign exchange forward contracts.

The changes in the fair values of our derivative instruments recorded in the Consolidated Statements of Income during the three and six months ended June 30, 2018 and 2017 were as follows:

		Three Months Ended		Six Months Ended
	Income Statement	June 30,		June 30,
(In thousands)	Location	2018	2017	2018	2017
Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	Other expense, net	$—	$(451)	$13	$(485)

The changes in our derivatives designated as hedging instruments recorded in other comprehensive income (OCI) and reclassified to income, net of tax, during the three and six months ended June 30, 2018 and 2017, were as follows:

	Amount of Gains (Losses) Recognized in			Amount of Gains (Losses) Reclassified
	OCI on Derivatives			from AOCI into Income
	Three Months Ended		Location of Gains	Three Months Ended
	June 30,		(Losses) Reclassified	June 30,
(In thousands)	2018	2017	from AOCI into Income	2018	2017
Derivatives Designated as Hedging Instruments:
Foreign exchange contracts	$—	$(571)	Cost of Sales	$—	$(154)

	Amount of Gains (Losses) Recognized in			Amount of Gains (Losses) Reclassified
	OCI on Derivatives			from AOCI into Income
	Six Months Ended		Location of Gains	Six Months Ended
	June 30,		(Losses) Reclassified	June 30,
(In thousands)	2018	2017	from AOCI into Income	2018	2017
Derivatives Designated as Hedging Instruments:
Foreign exchange contracts	$—	$(492)	Cost of Sales	$—	$(154)

9. INVENTORY

At June 30, 2018 and December 31, 2017, inventory consisted of the following:

	June 30,	December 31,
(In thousands)	2018	2017
Raw materials	$50,844	$44,185
Work in process	1,985	1,939
Finished goods	67,708	76,418
Total	$120,537	$122,542

We establish reserves for estimated excess, obsolete, or unmarketable inventory equal to the difference between the cost of the inventory and the estimated fair value of the inventory based upon assumptions about future demand and market conditions. At June 30, 2018 and December 31, 2017, raw materials reserves totaled $17.5 million and $15.0 million, respectively, and finished goods inventory reserves totaled $9.7 million and $8.3 million, respectively.

10. GOODWILL AND INTANGIBLE ASSETS

Goodwill, all of which relates to our acquisition of Bluesocket, Inc., was $3.5 million at June 30, 2018 and December 31, 2017, of which $3.1 million and $0.4 million is allocated to our Network Solutions and Services & Support reportable segments, respectively.

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

The following table presents our intangible assets as of June 30, 2018 and December 31, 2017. Fully amortized intangible assets have been removed from prior year balances for comparability.

(In thousands)	June 30, 2018			December 31, 2017
	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Customer relationships	$20,752	$(4,781)	$15,971	$7,474	$(4,283)	$3,191
Licensed technology	5,900	(191)	5,709	—	—	—
Developed technology	5,452	(4,772)	680	5,524	(4,663)	861
Supplier relationship	2,800	(408)	2,392	—	—	—
Intellectual property	930	(919)	11	930	(852)	78
Patent	500	(123)	377	500	(89)	411
Non-compete	200	(159)	41	200	(115)	85
Trade names	100	(90)	10	100	(65)	35
Total	$36,634	$(11,443)	$25,191	$14,728	$(10,067)	$4,661

Amortization expense, all of which relates to business acquisitions, was $1.0 million and $1.1 million for the three months ended June 30, 2018 and 2017, respectively, and $1.5 million and $1.9 million for the six months ended June 30, 2018 and 2017, respectively.

As of June 30, 2018, the estimated future amortization expense of our intangible assets is as follows:

(In thousands)	Amount
Remainder of 2018	$1,785
2019	3,542
2020	2,659
2021	2,365
2022	2,352
Thereafter	12,488
Total	$25,191

11. STOCKHOLDERS’ EQUITY

A summary of the changes in stockholders’ equity for the six months ended June 30, 2018 is as follows:

(In thousands)	Stockholders’ Equity
Balance, December 31, 2017	$497,911
Net income (loss)	(18,484)
Dividend payments	(8,679)
Dividends accrued for unvested restricted stock units	5
Net unrealized gains (losses) on available-for-sale securities (net of tax)	(3,308)
Defined benefit plan adjustments (net of tax)	67
Foreign currency translation adjustment	(2,582)
Proceeds from stock option exercises	369
Purchase of treasury stock	(12,774)
Adoption of new accounting standards (see Note 1)	3,499
Stock-based compensation expense	3,603
Balance, June 30, 2018	$459,627

Stock Repurchase Program

Since 1997, our Board of Directors has approved multiple share repurchase programs that have authorized open market repurchase transactions of up to 50.0 million shares of our common stock that are implemented through open market or private purchases from time to time as conditions warrant. During the six months ended June 30, 2018, we repurchased 0.8 million shares of our common stock at an average price of $15.72 per share. As of June 30, 2018, we have the authority to purchase an additional 2.7 million shares of our common stock under the current plans approved by the Board of Directors.

Stock Option Exercises

We issued 24 thousand shares of treasury stock during the six months ended June 30, 2018 to accommodate employee stock option exercises. The stock options had exercise prices ranging from $15.29 to $18.97. We received proceeds totaling $0.4 million from the exercise of these stock options during the six months ended June 30, 2018.

Dividend Payments

During the six months ended June 30, 2018, we paid cash dividends as follows (in thousands except per share amounts):

Record Date	Payment Date	Per Share Amount	Total Dividend Paid
January 31, 2018	February 14, 2018	$0.09	$4,367
May 2, 2018	May 16, 2018	$0.09	$4,312

Other Comprehensive Income

Other comprehensive income consists of unrealized gains (losses) on available-for-sale debt securities; unrealized gains (losses) on cash flow hedges; reclassification adjustments for amounts included in net income related to impairments of available-for-sale debt securities, realized gains (losses) on available-for-sale debt securities, realized gains (losses) on cash flow hedges, and amortization of actuarial gains (losses) related to our defined benefit plan; defined benefit plan adjustments; and foreign currency translation adjustments.

The following tables present the changes in accumulated other comprehensive income (loss), net of tax, by component for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018
(In thousands)	Unrealized Gains (Losses) on Available- for-Sale Securities	Defined Benefit Plan Adjustments	Foreign Currency Adjustments	Total
Beginning balance	$(845)	$(4,224)	$(734)	$(5,803)
Other comprehensive income (loss) before reclassifications	(82)	—	(3,424)	(3,506)
Amounts reclassified from accumulated other comprehensive income (loss)	186	5	—	191
Net current period other comprehensive income (loss)	104	5	(3,424)	(3,315)
Ending balance	$(741)	$(4,219)	$(4,158)	$(9,118)

	Three Months Ended June 30, 2017
(In thousands)	Unrealized Gains (Losses) on Available- for-Sale Securities	Unrealized Gains (Losses) on Cash Flow Hedges	Defined Benefit Plan Adjustments	Foreign Currency Adjustments	Total
Beginning balance	$1,739	$79	$(4,962)	$(6,333)	$(9,477)
Other comprehensive income (loss) before reclassifications	1,222	(571)	—	2,619	3,270
Amounts reclassified from accumulated other comprehensive income (loss)	(849)	154	86	—	(609)
Net current period other comprehensive income (loss)	373	(417)	86	2,619	2,661
Ending balance	$2,112	$(338)	$(4,876)	$(3,714)	$(6,816)

The following tables present the changes in accumulated other comprehensive income (loss), net of tax, by component for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30, 2018
(In thousands)	Unrealized Gains (Losses) on Available- for-Sale Securities	Defined Benefit Plan Adjustments	Foreign Currency Adjustments	Total
Beginning balance	$2,567	$(4,286)	$(1,576)	$(3,295)
Other comprehensive income (loss) before reclassifications	(339)	—	(2,582)	(2,921)
Amounts reclassified from accumulated other comprehensive income (loss)	251	67	—	318
Amounts reclassified to retained earnings (1)	(3,220)	—	—	(3,220)
Net current period other comprehensive income (loss)	(3,308)	67	(2,582)	(5,823)
Ending balance	$(741)	$(4,219)	$(4,158)	$(9,118)

(1)	With the adoption of ASU 2016-01, the unrealized gains on our equity investments were reclassified to retained earnings. See Note 1 for more information.

	Six Months Ended June 30, 2017
(In thousands)	Unrealized Gains (Losses) on Available- for-Sale Securities	Unrealized Gains (Losses) on Cash Flow Hedges	Defined Benefit Plan Adjustments	Foreign Currency Adjustments	Total
Beginning balance	$404	$—	$(5,017)	$(7,575)	$(12,188)
Other comprehensive income (loss) before reclassifications	2,842	(492)	—	3,861	6,211
Amounts reclassified from accumulated other comprehensive income (loss)	(1,134)	154	141	—	(839)
Net current period other comprehensive income (loss)	1,708	(338)	141	3,861	5,372
Ending balance	$2,112	$(338)	$(4,876)	$(3,714)	$(6,816)

The following tables present the details of reclassifications out of accumulated other comprehensive income (loss) for the three months ended June 30, 2018 and 2017:

(In thousands)	Three Months Ended June 30, 2018
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income Is Presented
Unrealized gains (losses) on available-for-sale securities:
Net realized gain (loss) on sales of securities	$(251)	Net realized investment gain
Defined benefit plan adjustments – actuarial losses	(7)	(1)
Total reclassifications for the period, before tax	(258)
Tax (expense) benefit	67
Total reclassifications for the period, net of tax	$(191)

(1)	Included in the computation of net periodic pension cost. See Note 5 of Notes to Consolidated Financial Statements.

(In thousands)	Three Months Ended June 30, 2017
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income Is Presented
Unrealized gains (losses) on available-for-sale securities:
Net realized gain (loss) on sales of securities	$1,393	Net realized investment gain
Impairment expense	(2)	Net realized investment gain
Net losses on derivatives designated as hedging instruments	(154)	Cost of sales
Defined benefit plan adjustments – actuarial losses	(124)	(1)
Total reclassifications for the period, before tax	1,113
Tax (expense) benefit	(504)
Total reclassifications for the period, net of tax	$609

(1)	Included in the computation of net periodic pension cost. See Note 5 of Notes to Consolidated Financial Statements.

The following tables present the details of reclassifications out of accumulated other comprehensive income (loss) for the six months ended June 30, 2018 and 2017:

(In thousands)	Six Months Ended June 30, 2018
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income Is Presented
Unrealized gains (losses) on available-for-sale securities:
Net realized gain (loss) on sales of securities	$(324)	Net realized investment gain
Defined benefit plan adjustments – actuarial losses	(97)	(1)
Total reclassifications for the period, before tax	(421)
Tax (expense) benefit	103
Total reclassifications for the period, net of tax	$(318)

(1)	Included in the computation of net periodic pension cost. See Note 5 of Notes to Consolidated Financial Statements.

(In thousands)	Six Months Ended June 30, 2017
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income Is Presented
Unrealized gains (losses) on available-for- sale securities:
Net realized gain (loss) on sales of securities	$1,965	Net realized investment gain
Impairment expense	(105)	Net realized investment gain
Net losses on derivatives designated as hedging instruments	(154)	Cost of sales
Defined benefit plan adjustments – actuarial losses	(204)	(1)
Total reclassifications for the period, before tax	1,502
Tax (expense) benefit	(663)
Total reclassifications for the period, net of tax	$839

(1)	Included in the computation of net periodic pension cost. See Note 5 of Notes to Consolidated Financial Statements.

The following table presents the tax effects related to the change in each component of other comprehensive income (loss) for the three months ended June 30, 2018 and 2017:

	Three Months Ended			Three Months Ended
	June 30, 2018			June 30, 2017
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Unrealized gains (losses) on available-for-sale securities	$(111)	$29	$(82)	$2,003	$(781)	$1,222
Unrealized gains (losses) on cash flow hedges	—	—	—	(571)	—	(571)
Reclassification adjustment for amounts related to available-for-sale investments included in net income	251	(65)	186	(1,391)	542	(849)
Reclassification adjustment for amounts related to cash flow hedges included in net income	—	—	—	154	—	154
Reclassification adjustment for amounts related to defined benefit plan adjustments included in net income	7	(2)	5	124	(38)	86
Foreign currency translation adjustment	(3,424)	—	(3,424)	2,619	—	2,619
Total Other Comprehensive Income (Loss)	$(3,277)	$(38)	$(3,315)	$2,938	$(277)	$2,661

The following table presents the tax effects related to the change in each component of other comprehensive income for the six months ended June 30, 2018 and 2017:

	Six Months Ended			Six Months Ended
	June 30, 2018			June 30, 2017
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Unrealized gains (losses) on available-for-sale securities	$(458)	$119	$(339)	$4,659	$(1,817)	$2,842
Unrealized gains (losses) on cash flow hedges	—	—	—	(492)	—	(492)
Reclassification adjustment for amounts related to available-for-sale investments included in net income	324	(73)	251	(1,860)	726	(1,134)
Reclassification adjustment for amounts reclassed to retained earnings related to the adoption of ASU 2016-01	(3,220)	—	(3,220)	—	—	—
Reclassification adjustment for amounts related to cash flow hedges included in net income	—	—	—	154	—	154
Reclassification adjustment for amounts related to defined benefit plan adjustments included in net income	97	(30)	67	204	(63)	141
Foreign currency translation adjustment	(2,582)	—	(2,582)	3,861	—	3,861
Total Other Comprehensive Income (Loss)	$(5,839)	$16	$(5,823)	$6,526	$(1,154)	$5,372

12. EARNINGS PER SHARE

A summary of the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2018 and 2017 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2018	2017	2018	2017
Numerator
Net income (loss)	$(7,670)	$12,401	$(18,484)	$19,052
Denominator
Weighted average number of shares – basic	47,856	48,036	48,043	48,232
Effect of dilutive securities
Stock options	—	279	8	348
PSUs, RSUs and restricted stock	46	98	40	95
Weighted average number of shares – diluted	47,902	48,413	48,091	48,675
Net income (loss) per share – basic	$(0.16)	$0.26	$(0.38)	$0.40
Net income (loss) per share – diluted	$(0.16)	$0.26	$(0.38)	$0.39

Anti-dilutive options to purchase common stock outstanding were excluded from the above calculations. Anti-dilutive options totaled 5.0 million and 4.1 million for the three months ended June 30, 2018 and 2017, respectively, and 4.8 million and 4.1 million for the six months ended June 30, 2018 and 2017.

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

The following table presents information about the reported sales and gross profit of our reportable segments for the three and six months ended June 30, 2018 and 2017. We do not produce asset information by reportable segment; therefore, it is not reported.

	Three Months Ended
	June 30, 2018		June 30, 2017
(In thousands)	Sales	Gross Profit	Sales	Gross Profit
Network Solutions	$115,063	$45,434	$155,543	$75,880
Services & Support	12,985	4,562	29,130	8,746
Total	$128,048	$49,996	$184,673	$84,626

	Six Months Ended
	June 30, 2018		June 30, 2017
(In thousands)	Sales	Gross Profit	Sales	Gross Profit
Network Solutions	$220,316	$82,075	$299,140	$142,813
Services & Support	28,538	7,654	55,812	15,522
Total	$248,854	$89,729	$354,952	$158,335

Sales by Category

In addition to our reporting segments, we also report revenue for the following three categories – Access & Aggregation, Customer Devices, and Traditional & Other Products.

The table below presents sales information by category for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2018	2017	2018	2017
Access & Aggregation	$84,742	$138,639	$166,422	$258,782
Customer Devices	34,560	33,833	64,661	70,101
Traditional & Other Products	8,746	12,201	17,771	26,069
Total	$128,048	$184,673	$248,854	$354,952

14. LIABILITY FOR WARRANTY RETURNS

Our products generally include warranties of 90 days to five years for product defects. We accrue for warranty returns at the time revenue is recognized based on our estimate of the cost to repair or replace the defective products. We engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers. Our products continue to become more complex in both size and functionality as many of our product offerings migrate from line card applications to total systems. The increasing complexity of our products will cause warranty incidences, when they arise, to be more costly. Our estimates regarding future warranty obligations may change due to product failure rates, material usage, and other rework costs incurred in correcting a product failure. In addition, from time to time, specific warranty accruals may be recorded if unforeseen problems arise. Should our actual experience relative to these factors be worse than our estimates, we will be required to record additional warranty expense. Alternatively, if we provide for more reserves than we require, we will reverse a portion of such provisions in future periods. The liability for warranty obligations totaled $10.1 million and $9.7 million at June 30, 2018 and December 31, 2017, respectively. During the three months ended March 31, 2017, we recorded a receivable and a reduction in warranty expense related to a settlement with a third party supplier for a defective component, the impact of which is reflected in the table below. These liabilities are included in accrued expenses in the accompanying Consolidated Balance Sheets.

A summary of warranty expense and write-off activity for the three and six months ended June 30, 2018 and 2017 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2018	2017	2018	2017
Balance at beginning of period	$9,687	$8,988	$9,724	$8,548
Plus: Amounts charged to cost and expenses	4,860	3,055	6,683	2,314
Less: Deductions	(4,436)	(2,863)	(6,296)	(1,682)
Balance at end of period	$10,111	$9,180	$10,111	$9,180

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

We have committed to invest up to an aggregate of $7.9 million in two private equity funds, and we have contributed $8.4 million as of June 30, 2018, of which $7.7 million has been applied to these commitments.

16. SUBSEQUENT EVENTS

On July 17, 2018, we announced that our Board of Directors declared a quarterly cash dividend of $0.09 per common share to be paid to stockholders of record at the close of business on August 1, 2018. The payment date will be August 15, 2018. The quarterly dividend payment will be approximately $4.3 million. In July 2003, our Board of Directors elected to begin declaring quarterly dividends on our common stock considering the tax treatment of dividends and adequate levels of Company liquidity.

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

Sales were $128.0 million and $248.9 million for the three and six months ended June 30, 2018, compared to $184.7 million and $355.0 million for the three and six months ended June 30, 2017. Our gross margin decreased to 39.0% and 36.1% in the three and six months ended June 30, 2018, from 45.8% and 44.6% in the three and six months ended June 30, 2017. Our operating income margin decreased to (10.0)% and (15.9)% for the three and six months ended June 30, 2018, from 8.9% and 6.6% for the three and six months ended June 30, 2017. Net income (loss) was $(7.7) million and $(18.5) million for the three and six months ended June 30, 2018, compared to $12.4 million and $19.1 million for the three and six months ended June 30, 2017. Our effective tax rate, excluding the effect of the bargain purchase gain in 2018, increased to 31.9% for the three months ended June 30, 2018 from 30.6% for the three months ended June 30, 2017, and decreased to 20.1% for the six months ended June 30, 2018 from 27.3% for the six months ended June 30, 2017. Earnings (loss) per share, assuming dilution, were $(0.16) and $(0.38) for the three and six months ended June 30, 2018, compared to $0.26 and $0.39 for the three and six months ended June 30, 2017.

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

Accordingly, our historical financial performance is not necessarily a meaningful indicator of future results, and in general, management expects that our financial results may vary from period to period. Factors that could materially affect our business, financial condition or operating results are included in Item 1A of Part I in our most recent Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 23, 2018 with the SEC.

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

RESULTS OF OPERATIONS – THREE AND SIX MONTHS ENDED JUNE 30, 2018 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2017

SALES

Our sales decreased 30.7% from $184.7 million in the three months ended June 30, 2017 to $128.0 million in the three months ended June 30, 2018, and decreased 29.9% from $355.0 million in the six months ended June 30, 2017 to $248.9 million in the six months ended June 30, 2018. The decrease in sales for the three and six months ended June 30, 2018 is primarily attributable to a merger-related review and slowdown in spending at a domestic Tier 1 customer that particularly affected our Access & Aggregation products, which decreased $53.9 million and $92.4 million over the same three and six month periods last year. The decline in sales to the previously mentioned domestic Tier 1 customer was partially offset by an increase in sales to an international Tier 1 customer. Compared to the same three and six month periods last year, our Customer Devices products increased $0.7 million and decreased $5.4 million, respectively, and our Traditional & Other Products decreased $3.5 million and $8.3 million, respectively.

Network Solutions sales decreased 26.0% from $155.5 million in the three months ended June 30, 2017 to $115.1 million in the three months ended June 30, 2018, and decreased 26.4% from $299.1 million in the six months ended June 30, 2017 to $220.3 million in the six months ended June 30, 2018. The decrease in sales of our Access & Aggregation products for the three and six months ended June 30, 2018 is primarily attributable to a merger-related review and slowdown in spending at a domestic Tier 1 customer, partially offset by an increase in sales to an international Tier 1 customer as discussed further below. The changes for the three and six months ended June 30, 2018 in sales of our Customer Devices products are primarily attributable to the changes in sales of fiber CPE products. While we expect that revenues from Traditional & Other Products will continue to decline over time, these revenues may fluctuate and continue for years because of the time required for our customers to transition to newer technologies.

Services & Support sales decreased 55.4% from $29.1 million in the three months ended June 30, 2017 to $13.0 million in the three months ended June 30, 2018, and decreased 48.9% from $55.8 million in the six months ended June 30, 2017 to $28.5 million in the six months ended June 30, 2018. The decrease in sales for the three and six months ended June 30, 2018 is primarily attributable to a decrease in network installation services for Access & Aggregation products related to the above mentioned merger-related review and slowdown in spending at a domestic Tier 1 customer.

International sales, which are included in the Network Solutions and Services & Support amounts discussed above, increased 57.6% from $38.0 million in the three months ended June 30, 2017 to $59.8 million in the three months ended June 30, 2018, and increased 33.2% from $89.0 million in the six months ended June 30, 2017 to $118.5 million in the six months ended June 30, 2018. International sales, as a percentage of total sales, increased from 20.6% for the three months ended June 30, 2017 to 46.7% for the three months ended June 30, 2018, and increased from 25.1% for the six months ended June 30, 2017 to 47.6% in the six months ended June 30, 2018. The increase in sales for the three months ended June 30, 2018 is primarily attributable to an increase in sales in EMEA, partially offset by a decrease in sales in Americas International. The increase in sales for the six months ended June 30, 2018 is primarily attributable to an increase in sales in EMEA, partially offset by a decrease in sales in APAC and Americas International. The increase in sales in EMEA for the three and six months ended June 30, 2018 is primarily attributable to a network expansion program and a Services award by a large European Tier-1 customer.

Our international revenues are largely focused on broadband infrastructure and are impacted by the decisions of our customers as to timing for installation of new technologies, expansion of their networks and/or network upgrades. Our international customers must make these decisions in the regulatory and political environment in which they operate – both nationally and in some instances, regionally – whether of a multi-country region or a more local region within a country. For example, the European Commission launched a Gigabit Society initiative, and before that, the Digital Agenda, which has provided a favorable market environment for the deployment of ultra-broadband and Gigabit network solutions. Although the overall environment and market demand for broadband service deployment in the European Union have improved, some new broadband technologies are still being reviewed for regulatory and standards compliance, which may affect the timing of those technologies. In Mexico, regulatory changes have created uncertainty for customers resulting in slowdowns in their network buying patterns. The competitive landscape in certain international markets is also impacted by the increased presence of Asian manufacturers that seek to compete aggressively on price. A strengthening U.S. dollar can also negatively impact our revenues in regions such as Latin America, where our products are traditionally priced in U.S. dollars, while in regions where our products are sold in local currency, such as Europe, a stronger U.S. dollar can negatively impact operating income. Consequently, while we expect the global trend towards deployment of more robust broadband speeds and access to continue creating additional market opportunities for us, the factors described above may result in pressure on revenues and operating income. However, we do not presently foresee a significant negative impact to our financial condition based on our strong liquidity and the generally positive environment described above.

We recognized a positive revenue impact in the first half of 2017 due to our being awarded a network expansion program by a large European Tier-1 customer. During the first and second quarters of 2018, this European Tier 1 customer undertook an additional network expansion project. We anticipate that as our Latin American customers resume their network upgrade projects, we may experience further enhancement to our revenues. We have recently announced receipt of a new nation-wide award in the APAC region, as well as additional awards based on new ADTRAN technologies in the EMEA region that we believe will likely result in a positive impact to our revenues. However, a resolution of the regulatory changes affecting a major customer in Mexico has been slower than anticipated, and business with one of our customers in that region has not yet returned to normal levels. We are continuing to pursue opportunities with new customers in this region.

COST OF SALES

As a percentage of sales, cost of sales increased from 54.2% in the three months ended June 30, 2017 to 61.0% in the three months ended June 30, 2018, and increased from 55.4% in the six months ended June 30, 2017 to 63.9% in the six months ended June 30, 2018. The increase in cost of sales as a percentage of sales for the three months ended June 30, 2018 is primarily attributable to a regional revenue shift, customer and product mix, services and support mix and an increase in warranty expense. The increase in cost of sales as a percentage of sales for the six months ended June 30, 2018 is primarily attributable to a regional revenue shift, customer and product mix, services and support mix, an increase in labor expense due to a restructuring program and an increase in warranty expense.

Network Solutions cost of sales, as a percent of that segment’s sales, increased from 51.2% in the three months ended June 30, 2017 to 60.5% in the three months ended June 30, 2018, and increased from 52.3% in the six months ended June 30, 2017 to 62.7% in the six months ended June 30, 2018. The increase in cost of sales as a percentage of sales for the three months ended June 30, 2018 is primarily attributable to a regional revenue shift, customer and product mix and an increase in warranty expense. The increase in cost of sales as a percentage of sales for the six months ended June 30, 2018 is primarily attributable to a regional revenue shift, customer and product mix, an increase in labor expense due to a restructuring program, an increase in warranty expense due to a settlement in first quarter of 2017 with a third party supplier for a defective component and purchase discounts received from a contract manufacturer in the first quarter of 2017.

An important part of our strategy is to reduce the product cost of each succeeding product generation and then to lower the product’s price based on the cost savings achieved. This may cause variations in our gross profit percentage due to timing differences between the recognition of cost reductions and the lowering of product selling prices.

Services & Support cost of sales, as a percent of that segment’s sales, decreased from 70.0% in the three months ended June 30, 2017 to 64.9% in the three months ended June 30, 2018, and increased from 72.2% in the six months ended June 30, 2017 to 73.2% in the six months ended June 30, 2018. The decrease in cost of sales as a percentage of sales for the three months ended June 30, 2018 is primarily attributable to services and support mix. The increase in cost of sales as a percentage of sales for the six months ended June 30, 2018 is primarily attributable to services and support mix and an increase in labor expense due to a restructuring program.

Our Services business has experienced significant growth since 2015 as competitive pressures to expand broadband access and speeds have strained carriers’ ability to respond to customer demand. Our Services & Support revenues are comprised of network planning and implementation, maintenance, support and cloud-based management services, with network planning and implementation being the largest and fastest growing component. Compared to our other services, such as maintenance, support and cloud-based management services, our network planning and implementation services typically utilize a higher percentage of internal and subcontracted engineers, professionals and contractors to perform the work for customers. The additional costs incurred to perform these infrastructure and labor-intensive services inherently result in lower average gross margins as compared to maintenance and support services.

As our network planning and implementation revenues grew and are now the largest component of our Services & Support business, our Services & Support segment gross margins decreased versus those reported when maintenance and support comprised the majority of the business. Further, because the growth in our network planning and implementation services has resulted in our Services & Support revenues comprising a larger percentage of our overall revenues, and because our Services & Support gross margins are below those of the Network Solutions segment, our overall corporate gross margins have declined as that business has continued to grow. Within the Services & Support segment, we do expect variability in gross margins from quarter-to-quarter based on the mix of the services recognized.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased 7.6% from $34.7 million in the three months ended June 30, 2017 to $32.1 million in the three months ended June 30, 2018, and decreased 5.6% from $69.5 million in the six months ended June 30, 2017 to $65.6 million in the six months ended June 30, 2018. The decrease in selling, general and administrative expenses for the three months ended June 30, 2018 is primarily attributable to decreases in performance-based compensation expense, travel expense, deferred compensation expense, and independent contractor expense, partially offset by an increase in labor expense due to a restructuring program. The decrease in selling, general and administrative expenses for the six months ended June 30, 2018 is primarily attributable to a decrease in deferred compensation expense, performance-based compensation expense, travel expense, and independent contractor expense, partially offset by an increase in labor expense due to a restructuring program.

As a percentage of sales, selling, general and administrative expenses increased from 18.8% in the three months ended June 30, 2017 to 25.1% in the three months ended June 30, 2018, and increased from 19.6% in the six months ended June 30, 2017 to 26.4% in the six months ended June 30, 2018. Selling, general and administrative expenses as a percentage of sales may fluctuate whenever there is a significant fluctuation in revenues for the periods being compared.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses decreased 8.4% from $33.6 million in the three months ended June 30, 2017 to $30.7 million in the three months ended June 30, 2018, and decreased 3.0% from $65.5 million in the six months ended June 30, 2017 to $63.6 million in the six months ended June 30, 2018. The decrease in research and development expenses for the three months ended June 30, 2018 is primarily attributable to decreases in engineering materials, independent contractor expense, amortization of intangibles acquired in the third quarter of 2016 that were fully amortized in 2017, and performance-based compensation expense. The decrease in research and development expenses for the six months ended June 30, 2018 is primarily attributable to decreases in engineering materials and amortization of intangibles acquired in the third quarter of 2016 that were fully amortized in 2017, partially offset by an increase in labor expense due to a restructuring program.

As a percentage of sales, research and development expenses increased from 18.2% in the three months ended June 30, 2017 to 24.0% in the three months ended June 30, 2018, and increased from 18.5% in the six months ended June 30, 2017 to 25.5% in the six months ended June 30, 2018. Research and development expenses as a percentage of sales will fluctuate whenever there are incremental product development activities or significant fluctuations in revenues for the periods being compared.

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

INTEREST AND DIVIDEND INCOME

Interest and dividend income decreased 6.1% from $1.0 million in the three months ended June 30, 2017 to $0.9 million in the three months ended June 30, 2018, and decreased 6.6% from $1.9 million in the six months ended June 30, 2017 to $1.8 million in the six months ended June 30, 2018. The decrease in interest and dividend income for the three and six months ended June 30, 2018 is primarily attributable to a decrease in investment balances and a decrease in the rate of return on those investments.

INTEREST EXPENSE

Interest expense, which is primarily related to our taxable revenue bond, remained constant at $0.1 million in the three months ended June 30, 2017 and 2018, and $0.3 million in the six months ended June 30, 2017 and 2018, as we had no substantial change in our fixed-rate borrowing. See “Liquidity and Capital Resources” below for additional information on our revenue bond.

NET REALIZED INVESTMENT GAIN

Net realized investment gains decreased 28.8% from $1.4 million in the three months ended June 30, 2017 to $1.0 million in the three months ended June 30, 2018, and decreased 52.0% from $1.9 million in the six months ended June 30, 2017 to $0.9 million in the six months ended June 30, 2018. The decrease in net realized investment gains for the three and six months ended June 30, 2018 is primarily attributable to changes in fair value on equity securities recognized during the period under ASC 2016-01. Prior to January 1, 2018, changes in fair value were recognized in accumulated other comprehensive income, net of deferred taxes, on the balance sheet. See Note 1, Note 7 and “Investing Activities” in “Liquidity and Capital Resources” below for additional information.

OTHER EXPENSE, NET

Other expense, net, comprised primarily of miscellaneous income, gains and losses on foreign currency transactions, gains and losses on foreign exchange forward contracts, investment account management fees, and scrap raw material sales, decreased 69.8% from $0.7 million of expense in the three months ended June 30, 2017 to $0.2 million of expense in the three months ended June 30, 2018, and decreased 53.2% from $0.6 million of expense in the six months ended June 30, 2017 to $0.3 million of expense in the six months ended June 30, 2018. The change in other expense, net for the three and six months ended June 30, 2018 is primarily attributable to higher losses on foreign exchange contracts in 2017.

GAIN ON BARGAIN PURCHASE OF A BUSINESS

Gain on bargain purchase of a business is related to our acquisition of Sumitomo Electric Lightwave Corp.’s North American EPON business and entry into a technology license and supply agreement with Sumitomo Electric Industries, Ltd. on March 19, 2018. See Note 2 of Notes to Consolidated Financial Statements for additional information.

INCOME TAXES

Our effective tax rate decreased from an expense of 27.3% in the six months ended June 30, 2017 to a benefit of 20.1%, excluding the tax effect of the bargain purchase gain, in the six months ended June 30, 2018. The decrease in the effective tax rate between the two periods is primarily attributable to the change in income and the effect of the U.S. Tax Cuts and Jobs Act, which was signed into law on December 22, 2017.

NET INCOME (LOSS)

As a result of the above factors, net income (loss) decreased $20.1 million from $12.4 million in the three months ended June 30, 2017 to $(7.7) million in the three months ended June 30, 2018, and decreased $37.5 million from $19.1 million in the six months ended June 30, 2017 to $(18.5) million in the six months ended June 30, 2018.

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

At June 30, 2018, cash on hand was $100.3 million and short-term investments were $6.1 million, which resulted in available short-term liquidity of $106.4 million, of which $83.0 million was held by our foreign subsidiaries. At December 31, 2017, cash on hand was $86.4 million and short-term investments were $16.1 million, which resulted in available short-term liquidity of $102.6 million, of which $56.8 million was held by our foreign subsidiaries. We intend to permanently reinvest the funds held by our foreign subsidiaries outside the U.S. and our current business plans do not indicate a need to repatriate these funds to finance domestic operations. The increase in short-term liquidity from December 31, 2017 to June 30, 2018 is primarily attributable to shifts among available investment option tenures to provide funds for our short-term cash needs.

Operating Activities

Our working capital, which consists of current assets less current liabilities, decreased 26.7% from $306.3 million as of December 31, 2017 to $224.6 million as of June 30, 2018, and our current ratio, defined as current assets divided by current liabilities, decreased from 3.87 as of December 31, 2017 to 2.93 as of June 30, 2018. The decreases in our working capital and current ratio are primarily attributable to decreases in accounts receivable and prepaid expenses and other current assets, and an increase in income tax payable. The quick ratio, defined as cash, cash equivalents, short-term investments, and net accounts receivable, divided by current liabilities, decreased from 2.31 as of December 31, 2017 to 1.57 as of June 30, 2018. The decrease in the quick ratio is primarily attributable to a decrease in accounts receivable and an increase in income tax payable.

Accounts receivable decreased 47.2% from $144.2 million at December 31, 2017 to $76.1 million at June 30, 2018. We had no allowance for doubtful accounts at December 31, 2017 or June 30, 2018. Quarterly accounts receivable days sales outstanding (DSO) decreased from 105 days as of December 31, 2017 to 54 days as of June 30, 2018. The decrease in net accounts receivable is due to the collection of customer-specific payment terms that became due in the first quarter of 2018 and the timing of sales and collections during the quarter. Additionally, certain international customers may have longer payment terms than U.S. customers.

Quarterly inventory turnover decreased from 3.09 turns as of December 31, 2017 to 2.60 turns at June 30, 2018. Inventory decreased 1.6% from $122.5 million at December 31, 2017 to $120.5 million at June 30, 2018. We expect inventory levels to fluctuate as we attempt to maintain sufficient inventory in response to services activity and seasonal cycles of our business, ensuring competitive lead times while managing the risk of inventory obsolescence that may occur due to rapidly changing technology and customer demand.

Prepaid expense and other current assets decreased 45.2% from $17.3 million at December 31, 2017 to $9.5 million at June 30, 2018. The decrease in prepaid expenses and other current assets is primarily attributable to the recognition of deferred costs related to network installation services that were completed during the first quarter.

Income tax payable increased 203.6% from $3.9 million at December 31, 2017 to $11.9 million at June 30, 2018. The increase in income tax payable is primarily attributable to income taxes accrued for foreign jurisdictions.

Investing Activities

Capital expenditures totaled approximately $4.2 million and $7.5 million for the six months ended June 30, 2018 and 2017, respectively. These expenditures were primarily used to purchase computer hardware, software, manufacturing and test equipment, and building improvements.

Our combined short-term and long-term investments increased $4.1 million from $146.4 million at December 31, 2017 to $150.5 million at June 30, 2018. This increase reflects funds available for investment provided by our operating activities, as well as net realized and unrealized gains and losses and amortization of net premiums on our combined investments, partially offset by our cash needs for capital expenditures, purchases of treasury stock, and shareholder dividends.

We invest all available cash not required for immediate use in operations primarily in securities that we believe bear minimal risk of loss. At June 30, 2018 these investments included corporate bonds of $35.7 million, municipal fixed-rate bonds of $2.2 million, asset-backed bonds of $10.3 million, mortgage/agency-backed bonds of $7.2 million, U.S. government bonds of $8.8 million, and foreign government bonds of $1.4 million. At December 31, 2017, these investments included corporate bonds of $32.5 million, municipal fixed-rate bonds of $2.9 million, asset-backed bonds of $6.5 million, mortgage/agency-backed bonds of $5.5 million, U.S. government bonds of $14.3 million, and foreign government bonds of $0.7 million. As of June 30, 2018, our corporate bonds, municipal fixed-rate bonds, asset-backed bonds, mortgage/agency-backed bonds, U.S. government bonds, and foreign government bonds were classified as available-for-sale and had a combined duration of 1.3 years with an average Standard & Poor’s credit rating of AA-. Because our bond portfolio has a high-quality rating and contractual maturities of short duration, we are able to obtain prices for these bonds derived from observable market inputs, or for similar securities traded in an active market, on a daily basis.

Our long-term investments increased 10.9% from $130.3 million at December 31, 2017 to $144.4 million at June 30, 2018. Long-term investments at June 30, 2018 and December 31, 2017 included an investment in a certificate of deposit of $26.7 million and $27.8 million, respectively, which serves as collateral for our revenue bond. See “Debt” below for additional information. We have various equity investments included in long-term investments with a fair value of $37.6 million and $35.7 million, at June 30, 2018 and December 31, 2017, respectively.

Long-term investments at June 30, 2018 and December 31, 2017 also included $20.4 million and $19.9 million, respectively, related to our deferred compensation plans, and $0.5 million of other investments carried at cost, consisting of interests in two private equity funds and an investment in a privately held telecommunications equipment manufacturer.

Financing Activities

Dividends

In July 2003, our Board of Directors elected to begin declaring quarterly dividends on our common stock considering the tax treatment of dividends and adequate levels of Company liquidity. During the six months ended June 30, 2018, we paid dividends totaling $8.7 million.

Debt

We have amounts outstanding under loans made pursuant to an Alabama State Industrial Development Authority revenue bond (the Bond) which totaled $26.7 million at June 30, 2018 and December 31, 2017. At June 30, 2018, the estimated fair value of the Bond was approximately $26.5 million, based on a debt security with a comparable interest rate and maturity and a Standard & Poor’s credit rating of AAA. Included in long-term investments are restricted funds in the amount of $26.7 million and $27.8 million at June 30, 2018 and December 31, 2017, respectively, which is a collateral deposit against the principal amount of the Bond. We have the right to set-off the balance of the Bond with the collateral deposit in order to reduce the balance of the indebtedness. The Bond matures on January 1, 2020, and bears interest at the rate of 2% per annum. In conjunction with this program, we are eligible to receive certain economic incentives from the state of Alabama that reduce the amount of payroll withholdings we are required to remit to the state for those employment positions that qualify under this program. We are required to make payments in the amounts necessary to pay the interest on the amounts currently outstanding. It is our intent to make annual principal payments in addition to the interest amounts that are due. In connection with this decision, $1.1 million of the Bond has been classified as a current liability in accounts payable in the Consolidated Balance Sheet at June 30, 2018.

Stock Repurchase Program

Since 1997, our Board of Directors has approved multiple share repurchase programs that have authorized open market repurchase transactions of up to 50.0 million shares of our common stock that are implemented through open market or private purchases from time to time as conditions warrant. During the six months ended June 30, 2018, we repurchased 0.8 million shares of our common stock at an average price of $15.72 per share. As of June 30, 2018, we have the authority to purchase an additional 2.7 million shares of our common stock under the current plans approved by the Board of Directors.

Stock Option Exercises

We issued 24 thousand shares of treasury stock during the six months ended June 30, 2018 to accommodate employee stock option exercises. The stock options had exercise prices ranging from $15.29 to $18.97. We received proceeds totaling $0.4 million from the exercise of these stock options during the six months ended June 30, 2018.

Off-Balance Sheet Arrangements and Contractual Obligations

We do not have off-balance sheet financing arrangements and have not engaged in any related party transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources. During the six months ended June 30, 2018, there have been no material changes in contractual obligations and commercial commitments from those discussed in our most recent Annual Report on Form 10-K for the year ended December 31, 2017 filed on February 23, 2018 with the SEC.

We have committed to invest up to an aggregate of $7.9 million in two private equity funds, and we have contributed $8.4 million as of June 30, 2018, of which $7.7 million has been applied to these commitments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates, foreign currency rates and prices of marketable equity and fixed-income securities. The primary objective of the large majority of our investment activities is to preserve principal while at the same time achieving appropriate yields without significantly increasing risk. To achieve this objective, a majority of our marketable securities are investment grade corporate bonds, municipal fixed-rate bonds, asset-backed bonds, mortgage/agency-backed bonds, U.S. and foreign government bonds and municipal money market instruments denominated in U.S. dollars. Our investment policy provides limitations for issuer concentration, which limits, at the time of purchase, the concentration in any one issuer to 5% of the market value of our total investment portfolio.

We maintain depository investments with certain financial institutions. Although these depository investments may exceed government insured depository limits, we have evaluated the credit-worthiness of these financial institutions, and determined the risk of material financial loss due to exposure of such credit risk to be minimal. As of June 30, 2018, $98.3 million of our cash and cash equivalents, primarily certain domestic money market funds, commercial paper and foreign depository accounts, were in excess of government provided insured depository limits.

As of June 30, 2018, approximately $67.7 million of our cash and investments may be directly affected by changes in interest rates. We have performed a hypothetical sensitivity analysis assuming market interest rates increase or decrease by 50 basis points (bps) for an entire year, while all other variables remain constant. At June 30, 2018, we held $23.0 million of cash and variable-rate investments where a change in interest rates would impact our interest income. A hypothetical 50 bps decline in interest rates as of June 30, 2018 would reduce annualized interest income on our cash and investments by approximately $0.1 million. In addition, we held $44.7 million of fixed-rate bonds whose fair values may be directly affected by a change in interest rates. A hypothetical 50 bps increase in interest rates as of June 30, 2018 would reduce the fair value of our fixed-rate bonds by approximately $0.3 million.

As of June 30, 2017, approximately $148.2 million of our cash and investments was subject to being directly affected by changes in interest rates. We have performed a hypothetical sensitivity analysis assuming market interest rates increase or decrease by 50 bps for the entire year, while all other variables remain constant. A hypothetical 50 bps decline in interest rates as of June 30, 2017 would have reduced annualized interest income on our cash, money market instruments and variable rate demand notes by approximately $0.3 million. In addition, a hypothetical 50 bps increase in interest rates as of June 30, 2017 would have reduced the fair value of our fixed-rate bonds by approximately $0.4 million.

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

We have certain customers and suppliers who are invoiced or pay in a non-functional currency. Changes in the monetary exchange rates may adversely affect our results of operations and financial condition, as outstanding non-functional balances are revalued to the functional currency through profit and loss. When appropriate, we utilize foreign exchange forward contracts to help manage the volatility relating to these valuation exposures. All changes in the fair value of our derivative instruments that do not qualify for or are not designated for hedged accounting transactions are recognized as other expense, net in the Consolidated Statements of Income. We do not hold or issue derivative instruments for trading or other speculative purposes. All non-functional currencies billed would result in a combined hypothetical gain or loss of $0.1 million if the U.S. dollar weakened or strengthened 10% against the billing currencies. Any gain or loss would be partially mitigated by these derivative instruments.

As of June 30, 2018, we had no material contracts, other than accounts receivable and accounts payable, denominated in foreign currencies. As of June 30, 2018, we did not have any forward contracts outstanding.

For further information about the fair value of our investments and our derivative and hedging activities as of June 30, 2018, see Notes 7 and 8 of Notes to Consolidated Financial Statements.

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

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

A list of factors that could materially affect our business, financial condition or operating results is described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes to our risk factors since our Annual Report on Form 10-K for the year ended December 31, 2017, other than the following risk factor:

Increased tariffs caused by changes in trade policies of the United States or other countries in which we do business, which could trigger retaliatory actions by affected countries resulting in “trade wars”, may increase costs for material imported into the United States and other countries. This in turn may increase our cost of goods and result in reduced profit margins or customer demand for some of our products or in trading partners limiting their trade with the United States.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth repurchases of our common stock for the months indicated:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2018 – April 30, 2018	—	$—	—	2,930,655
May 1, 2018 – May 31, 2018	92,000	$14.09	92,000	2,838,655
June 1, 2018 – June 30, 2018	92,000	$14.21	92,000	2,746,655
Total	184,000		184,000

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

ADTRAN, Inc. (Registrant)

Date: August 3, 2018	/s/ Roger D. Shannon
Roger D. Shannon
Senior Vice President of Finance,
Chief Financial Officer,
Corporate Treasurer and Secretary
(Principal Financial Officer)