Form 10-Q
period 2018-09-30
ADTRAN INC
filed 2018-11-06
CIK 926282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Small reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 26, 2018, the registrant had 47,650,245 shares of common stock, $0.01 par value per share, outstanding.

ADTRAN, Inc.

Quarterly Report on Form 10-Q

For the Three and Nine Months Ended September 30, 2018

FORWARD LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of ADTRAN. ADTRAN and its representatives may from time to time make written or oral forward-looking statements, including statements contained in this report, our other filings with the Securities and Exchange Commission (SEC) and other communications with our stockholders. Generally, the words, “believe”, “expect”, “intend”, “estimate”, “anticipate”, “will”, “may”, “could” and similar expressions identify forward-looking statements. We caution you that any forward-looking statements made by us or on our behalf are subject to uncertainties and other factors that could cause such statements to be wrong. A list of factors that could materially affect our business, financial condition or operating results is included under “Factors that Could Affect Our Future Results” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 2 of Part I of this report. They have also been discussed in Item 1A of Part I in our most recent Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 23, 2018 with the SEC. Though we have attempted to list comprehensively these important factors, we caution investors that other factors may prove to be important in the future in affecting our operating results. New factors emerge from time to time, and it is not possible for us to predict all of these factors, nor can we assess the impact each factor or a combination of factors may have on our business.

You are further cautioned not to place undue reliance on these forward-looking statements because they speak only of our views as of the date that the statements were made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADTRAN, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	September 30,	December 31,
	2018	2017
ASSETS
Current Assets
Cash and cash equivalents	$94,173	$86,433
Short-term investments	5,912	16,129
Accounts receivable, less allowance for doubtful accounts of $— at September 30, 2018 and December 31, 2017	101,865	144,150
Other receivables	30,084	26,578
Inventory, net	106,060	122,542
Prepaid expenses and other current assets	10,428	17,282
Total Current Assets	348,522	413,114
Property, plant and equipment, net	81,457	85,079
Deferred tax assets, net	39,595	23,428
Goodwill	3,492	3,492
Other assets	31,523	13,725
Long-term investments	144,241	130,256
Total Assets	$648,830	$669,094
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$65,032	$60,632
Unearned revenue	17,004	13,070
Accrued expenses	14,548	13,232
Accrued wages and benefits	12,604	15,948
Income tax payable	14,340	3,936
Total Current Liabilities	123,528	106,818
Non-current unearned revenue	3,846	4,556
Other non-current liabilities	32,255	34,209
Bonds payable	25,600	25,600
Total Liabilities	185,229	171,183
Commitments and contingencies (see Note 15)
Stockholders’ Equity
Common stock, par value $0.01 per share; 200,000 shares authorized; 79,652 shares issued and 47,711 shares outstanding at September 30, 2018 and 79,652 shares issued and 48,485 shares outstanding at December 31, 2017	797	797
Additional paid-in capital	265,757	260,515
Accumulated other comprehensive loss	(9,564)	(3,295)
Retained earnings	900,324	922,178
Less treasury stock at cost: 31,941 and 31,167 shares at September 30, 2018 and December 31, 2017, respectively	(693,713)	(682,284)
Total Stockholders’ Equity	463,601	497,911
Total Liabilities and Stockholders’ Equity	$648,830	$669,094

See accompanying notes to consolidated financial statements.

ADTRAN, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Sales
Products	$121,043	$145,467	$341,359	$444,607
Services	19,292	39,645	47,830	95,457
Total Sales	140,335	185,112	389,189	540,064
Cost of Sales
Products	69,943	73,534	208,184	229,861
Services	11,944	25,087	32,828	65,377
Total Cost of Sales	81,887	98,621	241,012	295,238
Gross Profit	58,448	86,491	148,177	244,826
Selling, general and administrative expenses	30,750	34,676	96,361	104,171
Research and development expenses	29,877	33,588	93,455	99,116
Operating Income (Loss)	(2,179)	18,227	(41,639)	41,539
Interest and dividend income	825	952	2,604	2,857
Interest expense	(134)	(139)	(398)	(417)
Net investment gain	4,507	1,009	5,400	2,869
Other income (expense), net	201	(842)	(73)	(1,427)
Gain on bargain purchase of a business	—	—	11,322	—
Income (Loss) Before Provision for Income Taxes	3,220	19,207	(22,784)	45,421
(Provision) benefit for income taxes	4,369	(3,309)	11,889	(10,471)
Net Income (Loss)	$7,589	$15,898	$(10,895)	$34,950

Weighted average shares outstanding – basic	47,710	47,870	47,927	48,110
Weighted average shares outstanding – diluted	47,834	48,531	47,927	48,618

Earnings (loss) per common share – basic	$0.16	$0.33	$(0.23)	$0.73
Earnings (loss) per common share – diluted	$0.16	$0.33	$(0.23)	$0.72
Dividend per share	$0.09	$0.09	$0.27	$0.27

See accompanying notes to consolidated financial statements.

ADTRAN, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net Income (Loss)	$7,589	$15,898	$(10,895)	$34,950
Other Comprehensive Income (Loss), net of tax
Net unrealized gains (losses) on available-for-sale securities	(32)	804	(3,340)	2,512
Net unrealized gains (losses) on cash flow hedges	—	142	—	(196)
Defined benefit plan adjustments	37	73	104	214
Foreign currency translation	(451)	1,541	(3,033)	5,402
Other Comprehensive Income (Loss), net of tax	(446)	2,560	(6,269)	7,932
Comprehensive Income (Loss), net of tax	$7,143	$18,458	$(17,164)	$42,882

See accompanying notes to consolidated financial statements.

ADTRAN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$(10,895)	$34,950
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,952	12,034
Amortization of net premium on available-for-sale investments	(14)	352
Net gain on long-term investments	(5,400)	(2,869)
Net (gain) loss on disposal of property, plant and equipment	68	(10)
Gain on bargain purchase of a business	(11,322)	—
Stock-based compensation expense	5,243	5,573
Deferred income taxes	(20,368)	—
Changes in operating assets and liabilities:
Accounts receivable, net	41,166	(6,975)
Other receivables	(1,842)	(2,924)
Inventory	16,543	(9,483)
Prepaid expenses and other assets	8,722	(9,647)
Accounts payable	5,223	(4,727)
Accrued expenses and other liabilities	156	(2,820)
Income tax payable	9,461	8,571
Net cash provided by operating activities	48,693	22,025

Cash flows from investing activities:
Purchases of property, plant and equipment	(5,695)	(12,304)
Proceeds from disposals of property, plant and equipment	—	16
Proceeds from sales and maturities of available-for-sale investments	116,757	137,272
Purchases of available-for-sale investments	(115,271)	(79,713)
Acquisition of business	(7,806)	—
Net cash provided by (used in) investing activities	(12,015)	45,271

Cash flows from financing activities:
Proceeds from stock option exercises	1,321	6,606
Purchases of treasury stock	(14,185)	(17,348)
Dividend payments	(12,976)	(13,031)
Net cash used in financing activities	(25,840)	(23,773)

Net increase in cash and cash equivalents	10,838	43,523
Effect of exchange rate changes	(3,098)	4,835
Cash and cash equivalents, beginning of period	86,433	79,895
Cash and cash equivalents, end of period	$94,173	$128,253

Supplemental disclosure of non-cash investing activities:
Purchases of property, plant and equipment included in accounts payable	$355	$272

See accompanying notes to consolidated financial statements.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, Leases (Topic 842). ASU 2016-02 requires an entity to recognize lease assets and lease liabilities on the balance sheet and to disclose key information about the entity's leasing arrangements. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, which clarified certain aspects of ASU 2016-02, as well as, ASU 2018-11, Leases (Topic 842), Targeted Improvements, which provides for an optional transition method that allows for the application of current legacy guidance, including its disclosure requirements, in the comparative periods presented in the year of adoption.  Otherwise, Topic 842 must be adopted by a modified retrospective method, with elective reliefs, which requires application of the new guidance for all periods presented.   The Company plans to use the optional transition method when adopting the new standard.  ASU 2016-02, ASU 2018-10 and ASU 2018-11 are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. We anticipate the adoption of these ASUs will have a material increase in the assets and liabilities of our consolidated balance sheets; however, we do not believe adoption will have a material effect on our results of operations. We believe the most significant effect relates to our accounting for operating leases for office space.

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

In March 2017, the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities, which shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date.  ASU 2017-08 is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2018 with early adoption permitted.  The amendments should be applied through a modified-retrospective transition approach that requires a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption.  We are currently evaluating the effect of ASU 2017-08, but we do not expect it will have a material effect on our consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which changes the fair value measurement disclosure requirements of ASC 820, Fair Value Measurement. The amendments in this ASU are the result of a broader disclosure project called, Concepts Statement No. 8 - Conceptual Framework for Financial Reporting — Chapter 8, Notes to Financial Statements, which the FASB finalized on August 28, 2018. The FASB used the guidance in the Concepts Statement to improve the effectiveness of ASC 820’s disclosure requirements.  ASU 2018-13 provides users of financial statements with information about assets and liabilities measured at fair value in the statement of financial position or disclosed in the notes to the financial statements.  More specifically ASU 2018-13 requires disclosures about the valuation techniques and inputs that are used to arrive at measures of fair value, including judgments and assumptions that are made in determining fair value.  In addition, ASU 2018-13 requires disclosures regarding the uncertainty in the fair value measurements as of the reporting date and how changes in fair value measurements affect performance and cash flows.  ASU 2018-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. We are currently evaluating the effect of ASU 2018-13, but we do not expect it will have a material effect on our financial statement disclosures.

In August 2018, the FASB issued ASU 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans, which makes changes to and clarifies the disclosure requirements related to defined benefit pension and other postretirement plans. ASU 2018-14 requires additional disclosures related to the reasons for significant gains and losses affecting the benefit obligation and an explanation of any other significant changes in the benefit obligation or plan assets that are not otherwise apparent in other disclosures required by ASC 715.  ASU 2018-14 also clarifies the guidance in ASC 715 to require disclosure of the projected benefit obligation (PBO) and fair value of plan assets for pension plans with PBOs in excess of plan assets and the accumulated benefit obligation (ABO) and fair value of plan assets for pension plans with ABOs in excess of plan assets. ASU 2018-14 is effective for public business entities for fiscal years ending after December 15, 2020. We are currently evaluating the effect of ASU 2018-14, but we do not expect it will have a material effect on our financial statement disclosures.

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40), Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.  ASU 2018-15 clarifies certain aspects of ASU 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.  Specifically, ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementations costs incurred to develop or obtain internal use software.  ASU 2018-15 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted.  We are currently evaluating whether to early adopt, but we do not expect it will have a material effect on our consolidated financial statements.

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

The cumulative effect of the changes made to our Consolidated Balance Sheet on January 1, 2018 for the adoption of ASU 2014-09 and the related ASUs was as follows:

(In thousands)	Balance at December 31, 2017	Adjustments due to ASU 2014-09	Balance at January 1, 2018
Other receivables	$26,578	$374	$26,952
Deferred tax assets, net	$23,428	$(96)	$23,332
Retained earnings	$922,178	$278	$922,456

The effect of the adoption of ASU 2014-09 and the related ASUs on our financial statements was as follows:

	For the three months ended September 30, 2018
(In thousands)	As Reported	Balances Without Adoption of ASC 606	Effect of Adoption of ASC 606
Sales
Products	$121,043	$120,588	$455
Services	$19,292	$17,932	$1,360
Cost of Sales
Products	$69,943	$69,754	$189
Services	$11,944	$11,046	$898

Income before benefit for income taxes	$3,220	$2,492	$728
Benefit for income taxes	$4,369	$3,382	$987
Net income	$7,589	$5,874	$1,715

	For the nine months ended September 30, 2018
(In thousands)	As Reported	Balances Without Adoption of ASC 606	Effect of Adoption of ASC 606
Sales
Products	$341,359	$341,464	$(105)
Services	$47,830	$46,062	$1,768
Cost of Sales
Products	$208,184	$208,480	$(296)
Services	$32,828	$31,743	$1,085

Loss before benefit for income taxes	$(22,784)	$(23,658)	$874
Benefit for income taxes	$11,889	$10,938	$951
Net loss	$(10,895)	$(12,720)	$1,825

	As of September 30, 2018
(In thousands)	As Reported	Balances Without Adoption of ASC 606	Effect of Adoption of ASC 606
Assets
Other receivables	$30,084	$27,917	$2,167
Inventory	$106,060	$106,402	$(342)
Equity
Retained earnings	$900,324	$898,499	$1,825

In January 2016, the FASB issued ASU 2016-01, Financial Instruments — Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of the recognition, measurement, presentation and disclosure of financial instruments. Subsequently, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which issued technical corrections and improvements intended to clarify certain aspects of ASU 2016-01. ASU 2016-01 was effective beginning January 1, 2018 and we now recognize any changes in the fair value of certain equity investments in net income as prescribed by the new standard rather than in other comprehensive income. We adopted ASU 2016-01 on January 1, 2018 using the modified retrospective method, which resulted in a $3.2 million reclassification of net unrealized gains from accumulated other comprehensive income to opening retained earnings. ASU 2018-03 is effective for us with the interim period beginning after June 15, 2018. See Note 7 of Notes to Consolidated Financial Statements for additional information.

In March 2017, the FASB issued ASU 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 amends ASC 715, Compensation — Retirement Benefits, to require employers that present a measure of operating income in their statements of earnings to include only the service cost component of net periodic pension cost and net periodic postretirement benefit cost in operating expenses (together with other employee compensation costs). The other components of net benefit cost, including amortization of prior service cost/credit, and settlement and curtailment effects, are to be included in non-operating expenses. We adopted ASU 2017-07 on January 1, 2018. We retrospectively adopted the presentation of service cost separate from other components of net periodic pension costs. As a result, $0.1 million and $0.3 million have been reclassified from cost of sales, selling, general and administrative expenses, and research and development expense to other income (expense), net for the three and nine months ended September 30, 2017, respectively.

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

The actual revenue and net loss included in our Consolidated Statements of Income for the three months ended September 30, 2018 and the period March 19, 2018 to September 30, 2018 are as follows:

	Three Months Ended	March 19, 2018 to
(In thousands)	September 30, 2018	September 30, 2018
Revenue	$1,021	$2,218
Net income (loss)	$564	$(322)

The details of the acquired intangible assets are as follows:

(In thousands)	Value	Life (years)
Customer relationships	$13,400	12.0
Licensed technology	5,900	9.0
Supplier relationship	2,800	2.0
Total	$22,100

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

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
(In thousands)	2017	2018	2017
Pro forma revenue	$187,027	$390,449	$545,706
Pro forma net income (loss)	$14,997	$(23,431)	$43,826
Pro forma earnings per share - basic	$0.31	$(0.49)	$0.91
Pro forma earnings per share - diluted	$0.31	$(0.49)	$0.90

For the three and nine months ended September 30, 2018, we incurred acquisition and integration related expenses and amortization of acquired intangibles of $0.7 million and $1.6 million, respectively, related to this acquisition.

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

Hardware

The majority of the revenue from this segment is from hardware sales and is recognized when control is transferred to our customers, which is generally when we ship the products. Shipping terms are generally FOB shipping point. Revenue is recorded net of estimated discounts and rebates using historical trends. Customers are typically invoiced when control is transferred and revenue is recognized. Our products generally include assurance-based warranties of 90 days to five years for product defects, which are accrued at the time revenue is recognized.

In certain transactions, we are also the lessor in sales-type lease arrangements for network equipment that have terms of 18 months to five years. These arrangements typically include network equipment, network implementation services and maintenance services. Product revenue for these leases is generally recorded when we transfer control of the product to our customers. Revenue for network implementation and maintenance services is recognized as described below. Customers are typically invoiced and pay in equal installments over the lease term. In relation to these lease agreements, during the three months ended September 30, 2018 and 2017, we recognized revenue of $4.2 million and $8.4 million, respectively, and during the nine months ended September 30, 2018 and 2017 we recognized revenue of $10.5 million and $15.4 million, respectively.

Services & Support Segment

To complement our Network Solutions segment, we offer a complete portfolio of maintenance, network implementation, and solutions integration and managed services, which include hosted cloud services and subscription services.

Maintenance

Our maintenance service periods range from one month to five years. Customers are typically invoiced and pay for maintenance services at the beginning of the maintenance period. We recognize revenue for maintenance services on a straight-line basis over the maintenance period in services revenue as our customers benefit evenly throughout the contract term and deferred revenues are recorded in current and non-current unearned revenue.

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

As of September 30, 2018, we did not have any significant performance obligations related to customer contracts that had an original expected duration of one year or more, other than maintenance services, which are satisfied over time.

The following table provides information about receivables, contract assets, and unearned revenue from contracts with customers:

(In thousands)	September 30, 2018	January 1, 2018
Accounts receivable	$101,865	$144,150
Contract assets	$4,564	$374
Unearned revenue	$17,004	$13,070
Non-current unearned revenue	$3,846	$4,556

The decrease in accounts receivable is due to the collection of customer specific payment terms that became due in the first quarter of 2018. The increase in the contract asset balance for the nine months ended September 30, 2018 is primarily attributable to revenue recognized that has not yet been billed to the customer during the period. The increase in the unearned revenue balance as of nine months ended September 30, 2018 is primarily attributable to cash payments received or due in advance of satisfying our performance obligations, offset by $8.9 million of revenues recognized that were included in the unearned revenue balance as of December 31, 2017.

The following table disaggregates our revenue by major source for the three months ended September 30, 2018:

(In thousands)	Network Solutions	Services & Support	Total
Access & Aggregation	$76,046	$15,855	$91,901
Customer Devices	37,313	1,239	38,552
Traditional & Other Products	7,684	2,198	9,882
Total	$121,043	$19,292	$140,335

The following table disaggregates our revenue by major source for the nine months ended September 30, 2018:

(In thousands)	Network Solutions	Services & Support	Total
Access & Aggregation	$220,653	$37,670	$258,323
Customer Devices	99,396	3,817	103,213
Traditional & Other Products	21,310	6,343	27,653
Total	$341,359	$47,830	$389,189

4. INCOME TAXES

Our effective tax rate decreased from an expense of 23.1% in the nine months ended September 30, 2017, to a benefit of 34.9%, excluding the tax effect of the bargain purchase gain, in the nine months ended September 30, 2018. The decrease in the effective tax rate between the two periods is primarily driven by the completion of other tax projects, current year net losses in our domestic business and the effect of the U.S. Tax Cuts and Jobs Act, which was signed into law on December 22, 2017.

5. PENSION BENEFIT PLAN

We maintain a defined benefit pension plan covering employees in certain foreign countries.

The following table summarizes the components of net periodic pension cost for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2018	2017	2018	2017
Service cost	$294	$327	$905	$930
Interest cost	179	158	551	448
Expected return on plan assets	(381)	(329)	(1,174)	(935)
Amortization of actuarial losses	61	80	188	228
Net periodic pension cost	$153	$236	$470	$671

The components of net periodic pension cost other than the service cost component are included in the line item “Other income (expense), net” in the Consolidated Statements of Income.

6. STOCK-BASED COMPENSATION

The following table summarizes the stock-based compensation expense related to stock options, performance stock units (PSUs), restricted stock units (RSUs) and restricted stock for the three and nine months ended September 30, 2018 and 2017, which was recognized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2018	2017	2018	2017
Stock-based compensation expense included in cost of sales	$101	$97	$298	$281
Selling, general and administrative expense	894	994	2,924	3,018
Research and development expense	645	743	2,021	2,274
Stock-based compensation expense included in operating expenses	1,539	1,737	4,945	5,292
Total stock-based compensation expense	1,640	1,834	5,243	5,573
Tax benefit for expense associated with non-qualified options, PSUs, RSUs and restricted stock	(292)	(402)	(1,016)	(1,215)
Total stock-based compensation expense, net of tax	$1,348	$1,432	$4,227	$4,358

Stock Options

The following table is a summary of our stock options outstanding as of December 31, 2017 and September 30, 2018 and the changes that occurred during the nine months ended September 30, 2018:

(In thousands, except per share amounts)	Number of Stock Options	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life In Years	Aggregate Intrinsic Value
Stock options outstanding, December 31, 2017	5,148	$22.65	4.87	$6,109
Stock options granted	—	$—
Stock options exercised	(85)	$15.48
Stock options forfeited	(71)	$16.50
Stock options expired	(331)	$25.87
Stock options outstanding, September 30, 2018	4,661	$22.64	4.12	$2,730
Stock options vested and expected to vest, September 30, 2018	4,661	$22.64	4.12	$2,730
Stock options exercisable, September 30, 2018	3,952	$23.75	3.63	$1,600

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (the difference between the closing price of our stock on the last trading day of the quarter and the exercise price, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on September 30, 2018. The aggregate intrinsic value will change based on the fair market value of our stock.

The total pre-tax intrinsic value of options exercised during the three and nine months ended September 30, 2018 was $0.1 million and $0.2 million, respectively.

As of September 30, 2018, there was $1.2 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over an average remaining recognition period of 1.0 years.

The fair value of our stock options is estimated using the Black-Scholes model. The determination of the fair value of stock options on the date of grant using the Black-Scholes model is affected by our stock price, as well as assumptions regarding a number of complex and subjective variables that may have a significant impact on the fair value estimate.

There were no stock options granted during the three and nine months ended September 30, 2018 or 2017.

 PSUs, RSUs and restricted stock

The following table is a summary of our PSUs, RSUs and restricted stock outstanding as of December 31, 2017 and the changes that occurred during the nine months ended September 30, 2018:

(In thousands, except per share amounts)	Number of Shares	Weighted Avg. Grant Date Fair Value
Unvested PSUs, RSUs and restricted stock outstanding, December 31, 2017	1,292	$21.33
PSUs, RSUs and restricted stock granted	22	$17.84
PSUs, RSUs and restricted stock vested	(14)	$20.19
PSUs, RSUs and restricted stock forfeited	(165)	$21.66
Unvested PSUs, RSUs and restricted stock outstanding, September 30, 2018	1,135	$21.23

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

As of September 30, 2018, there was $9.8 million of unrecognized compensation expense related to unvested market-based PSUs, RSUs and restricted stock, which is expected to be recognized over an average remaining recognition period of 2.6 years. In addition, there was $9.4 million of unrecognized compensation expense related to unvested performance-based PSUs, which will be recognized over the requisite service period of three years as the achievement of the performance objective becomes probable. For the three and nine months ended September 30, 2018, no compensation expense was recognized related to these performance-based PSU awards.

7. INVESTMENTS

Debt Securities and Other Investments

At September 30, 2018, we held the following debt securities and other investments, recorded at either fair value or cost:

	Amortized	Gross Unrealized		Carrying
(In thousands)	Cost	Gains	Losses	Value
Corporate bonds	$25,758	$13	$(209)	$25,562
Municipal fixed-rate bonds	1,451	—	(36)	1,415
Asset-backed bonds	8,384	—	(29)	8,355
Mortgage/Agency-backed bonds	5,450	—	(87)	5,363
U.S. government bonds	19,957	—	(184)	19,773
Foreign government bonds	593	2	—	595
Available-for-sale debt securities held at fair value	$61,593	$15	$(545)	$61,063
Restricted investment held at cost				26,700
Other investments held at cost				520
Total carrying value of available-for-sale investments				$88,283

At December 31, 2017, we held the following debt securities and other investments, recorded at either fair value or cost:

	Amortized	Gross Unrealized		Carrying
(In thousands)	Cost	Gains	Losses	Value
Corporate bonds	$32,654	$44	$(155)	$32,543
Municipal fixed-rate bonds	2,902	2	(22)	2,882
Asset-backed bonds	6,545	1	(20)	6,526
Mortgage/Agency-backed bonds	5,554	1	(46)	5,509
U.S. government bonds	14,477	—	(174)	14,303
Foreign government bonds	725	5	—	730
Available-for-sale debt securities held at fair value	$62,857	$53	$(417)	$62,493
Restricted investment held at cost				27,800
Other investments held at cost				547
Total carrying value of available-for-sale investments				$90,840

As of September 30, 2018 our debt securities had the following contractual maturities:

(In thousands)	Corporate bonds	Municipal fixed-rate bonds	Asset- backed bonds	Mortgage / Agency- backed bonds	U.S. government bonds	Foreign government bonds
Less than one year	$2,800	$—	$3,112	$—	$—	$—
One to two years	10,122	287	657	—	11,716	285
Two to three years	9,898	1,128	714	425	5,565	310
Three to five years	2,742	—	2,244	1,561	2,492	—
Five to ten years	—	—	445	525	—	—
More than ten years	—	—	1,183	2,852	—	—
Total	$25,562	$1,415	$8,355	$5,363	$19,773	$595

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Realized gains and losses on sales of debt securities are computed under the specific identification method. The following table presents gross realized gains and losses related to our debt securities:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2018	2017	2018	2017
Gross realized gains on debt securities	$24	$91	$49	$148
Gross realized losses on debt securities	(50)	(28)	(365)	(179)
Total gain (loss) recognized, net	$(26)	$63	$(316)	$(31)

Our investment policy provides limitations for issuer concentration, which limits, at the time of purchase, the concentration in any one issuer to 5% of the market value of our total investment portfolio.

At September 30, 2018, we held a $26.7 million restricted certificate of deposit that is carried at cost. This investment serves as a collateral deposit against the principal amount outstanding under loans made to ADTRAN pursuant to an Alabama State Industrial Development Authority revenue bond (the Bond), which totaled $26.7 million at September 30, 2018 and December 31, 2017. At September 30, 2018 and December 31, 2017, the estimated fair value of the Bond using a level 2 valuation technique was approximately $26.5 million and $26.7 million, respectively, based on a debt security with a comparable interest rate and maturity and a Standard and Poor’s credit rating of AAA. We have the right to set-off the balance of the Bond with the collateral deposit in order to reduce the balance of the indebtedness. The Bond matures on January 1, 2020, and bears interest at the rate of 2% per annum. In conjunction with this program, we are eligible to receive certain economic incentives from the state of Alabama that reduce the amount of payroll withholdings we are required to remit to the state for those employment positions that qualify under this program. We are required to make payments in the amounts necessary to pay the interest on the amounts currently outstanding. It is our intent to make annual principal payments in addition to the interest amounts that are due.

Marketable Equity Securities

Our marketable equity securities consist of publicly traded stocks or funds measured at fair value.

Prior to January 1, 2018, our marketable equity securities were classified as available-for-sale. Realized gains and losses on marketable equity securities were included in net investment gain (loss). Unrealized gains and losses were recognized in accumulated other comprehensive income, net of deferred taxes, on the balance sheet.

On January 1, 2018, we adopted ASU 2016-01, which requires us to measure all equity investments that do not result in consolidation and are not accounted for under the equity method at fair value, with any changes in fair value recognized in net investment gain (loss). Upon adoption, we reclassified $3.2 million of net unrealized gains related to marketable equity securities from accumulated other comprehensive income (loss) to opening retained earnings.

Realized and unrealized gains and losses for our marketable equity securities for the three and nine months ended September 30, 2018 were as follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
(In thousands)	2018	2018
Realized gains (losses) on equity securities sold	$1,240	$1,587
Unrealized gains (losses) on equity securities held	3,293	4,129
Total gain (loss) recognized, net	$4,533	$5,716

As of September 30, 2018 and 2017, gross unrealized losses related to individual investments in a continuous loss position for twelve months or longer were not significant.

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

	Fair Value Measurements at September 30, 2018 Using
(In thousands)	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$1,423	$1,423	$—	$—
Foreign government securities	600	—	600	—
Cash equivalents	2,023	1,423	600	—
Available-for-sale debt securities
Corporate bonds	25,562	—	25,562	—
Municipal fixed-rate bonds	1,415	—	1,415	—
Asset-backed bonds	8,355	—	8,355	—
Mortgage/Agency-backed bonds	5,363	—	5,363	—
U.S. government bonds	19,773	19,773	—	—
Foreign government bonds	595	—	595	—
Marketable equity securities				—
Marketable equity securities – various industries	40,645	40,645	—	—
Equity in escrow	277	277	—	—
Deferred compensation plan assets	20,948	20,948	—	—
Available-for-sale securities	122,933	81,643	41,290	—
Total	$124,956	$83,066	$41,890	$—

	Fair Value Measurements at December 31, 2017 Using
(In thousands)	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$5,851	$5,851	$—	$—
Commercial paper	3,999	—	3,999	—
Cash equivalents	9,850	5,851	3,999	—
Available-for-sale debt securities
Corporate bonds	32,543	—	32,543	—
Municipal fixed-rate bonds	2,882	—	2,882	—
Asset-backed bonds	6,526	—	6,526	—
Mortgage/Agency-backed bonds	5,509	—	5,509	—
U.S. government bonds	14,303	14,303	—	—
Foreign government bonds	730	—	730	—
Marketable equity securities
Marketable equity securities – various industries	35,662	35,662	—	—
Deferred compensation plan assets	19,883	19,883	—	—
Available-for-sale securities	118,038	69,848	48,190	—
Total	$127,888	$75,699	$52,189	$—

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

Undesignated Hedges

We have certain customers and suppliers who are invoiced or pay in a non-functional currency. Changes in the monetary exchange rates may adversely affect our results of operations and financial condition, as outstanding non-functional balances are revalued to the functional currency through profit and loss. When appropriate, we utilize foreign exchange forward contracts to help manage the volatility relating to these valuation exposures. All changes in the fair value of our derivative instruments that do not qualify for or are not designated for hedged accounting transactions are recognized as other income (expense), net in the Consolidated Statements of Income.

We do not hold or issue derivative instruments for trading or other speculative purposes. Our derivative instruments are recorded in the Consolidated Balance Sheets at their fair values. Our derivative instruments are not subject to master netting arrangements and are not offset in the Consolidated Balance Sheets.

As of September 30, 2018, we had no foreign exchange forward contracts.

The changes in the fair values of our derivative instruments recorded in the Consolidated Statements of Income during the three and nine months ended September 30, 2018 and 2017 were as follows:

		Three Months Ended		Nine Months Ended
	Income Statement	September 30,		September 30,
(In thousands)	Location	2018	2017	2018	2017
Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	Other income (expense), net	$—	$(334)	$13	$(819)

The changes in our derivatives designated as hedging instruments recorded in other comprehensive income (OCI) and reclassified to income, net of tax, during the three and nine months ended September 30, 2018 and 2017, were as follows:

	Amount of Gains (Losses) Recognized in			Amount of Gains (Losses) Reclassified
	OCI on Derivatives			from AOCI into Income
			Location of Gains
	Three Months Ended September 30,		(Losses) Reclassified	Three Months Ended September 30,
(In thousands)	2018	2017	from AOCI into Income	2018	2017
Derivatives Designated as Hedging Instruments:
Foreign exchange contracts	$—	$(127)	Cost of Sales	$—	$(269)

	Amount of Gains (Losses) Recognized in			Amount of Gains (Losses) Reclassified
	OCI on Derivatives			from AOCI into Income
			Location of Gains
	Nine Months Ended September 30,		(Losses) Reclassified	Nine Months Ended September 30,
(In thousands)	2018	2017	from AOCI into Income	2018	2017
Derivatives Designated as Hedging Instruments:
Foreign exchange contracts	$—	$(619)	Cost of Sales	$—	$(423)

9. INVENTORY

At September 30, 2018 and December 31, 2017, inventory consisted of the following:

	September 30,	December 31,
(In thousands)	2018	2017
Raw materials	$47,664	$44,185
Work in process	1,289	1,939
Finished goods	57,107	76,418
Total	$106,060	$122,542

We establish reserves for estimated excess, obsolete, or unmarketable inventory equal to the difference between the cost of the inventory and the estimated fair value of the inventory based upon assumptions about future demand and market conditions. At September 30, 2018 and December 31, 2017, raw materials reserves totaled $17.2 million and $15.0 million, respectively, and finished goods inventory reserves totaled $10.6 million and $8.3 million, respectively.

10. GOODWILL AND INTANGIBLE ASSETS

Goodwill, all of which relates to our acquisition of Bluesocket, Inc., was $3.5 million at September 30, 2018 and December 31, 2017, of which $3.1 million and $0.4 million is allocated to our Network Solutions and Services & Support reportable segments, respectively.

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

The following table presents our intangible assets as of September 30, 2018 and December 31, 2017. Fully amortized intangible assets have been removed from prior year balances for comparability.

(In thousands)	September 30, 2018			December 31, 2017
	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Customer relationships	$20,724	$(5,072)	$15,652	$7,474	$(4,283)	$3,191
Licensed technology	5,900	(355)	5,545	—	—	—
Developed technology	5,435	(4,799)	636	5,524	(4,663)	861
Supplier relationship	2,800	(758)	2,042	—	—	—
Intellectual property	930	(930)	—	930	(852)	78
Patent	500	(140)	360	500	(89)	411
Non-compete	200	(181)	19	200	(115)	85
Trade names	100	(100)	—	100	(65)	35
Total	$36,589	$(12,335)	$24,254	$14,728	$(10,067)	$4,661

Amortization expense, all of which relates to business acquisitions, was $0.9 million and $0.5 million for the three months ended September 30, 2018 and 2017, respectively, and $2.4 million for the nine months ended September 30, 2018 and 2017.

As of September 30, 2018, the estimated future amortization expense of our intangible assets is as follows:

(In thousands)	Amount
Remainder of 2018	$859
2019	3,540
2020	2,657
2021	2,364
2022	2,350
Thereafter	12,484
Total	$24,254

11. STOCKHOLDERS’ EQUITY

A summary of the changes in stockholders’ equity for the nine months ended September 30, 2018 is as follows:

(In thousands)	Stockholders’ Equity
Balance, December 31, 2017	$497,911
Net income (loss)	(10,895)
Dividend payments	(12,976)
Dividends accrued for unvested restricted stock units	(15)
Net unrealized gains (losses) on available-for-sale securities (net of tax)	(3,340)
Defined benefit plan adjustments (net of tax)	104
Foreign currency translation adjustment	(3,033)
Proceeds from stock option exercises	1,321
Purchase of treasury stock	(14,185)
Adoption of new accounting standards (see Note 1)	3,499
Stock-based compensation expense	5,243
RSU's and restricted stock vested	(33)
Balance, September 30, 2018	$463,601

Stock Repurchase Program

Since 1997, our Board of Directors has approved multiple share repurchase programs that have authorized open market repurchase transactions of up to 50.0 million shares of our common stock that are implemented through open market or private purchases from time to time as conditions warrant. During the nine months ended September 30, 2018, we repurchased 0.9 million shares of our common stock at an average price of $15.75 per share. As of September 30, 2018, we have the authority to purchase an additional 2.7 million shares of our common stock under the current plans approved by the Board of Directors.

Stock Option Exercises

We issued 0.1 million shares of treasury stock during the nine months ended September 30, 2018 to accommodate employee stock option exercises. The stock options had exercise prices ranging from $15.29 to $18.97. We received proceeds totaling $1.3 million from the exercise of these stock options during the nine months ended September 30, 2018.

Dividend Payments

During the nine months ended September 30, 2018, we paid cash dividends as follows (in thousands except per share amounts):

Record Date	Payment Date	Per Share Amount	Total Dividend Paid
January 31, 2018	February 14, 2018	$0.09	$4,367
May 2, 2018	May 16, 2018	$0.09	$4,312
August 1, 2018	August 15, 2018	$0.09	$4,297

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

The following tables present the changes in accumulated other comprehensive income (loss), net of tax, by component for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018
(In thousands)	Unrealized Gains (Losses) on Available- for-Sale Securities	Defined Benefit Plan Adjustments	Foreign Currency Adjustments	Total
Beginning balance	$(741)	$(4,219)	$(4,158)	$(9,118)
Other comprehensive income (loss) before reclassifications	1,208	—	(451)	757
Amounts reclassified from accumulated other comprehensive income (loss)	(1,240)	37	—	(1,203)
Net current period other comprehensive income (loss)	(32)	37	(451)	(446)
Ending balance	$(773)	$(4,182)	$(4,609)	$(9,564)

	Three Months Ended September 30, 2017
(In thousands)	Unrealized Gains (Losses) on Available- for-Sale Securities	Unrealized Gains (Losses) on Cash Flow Hedges	Defined Benefit Plan Adjustments	Foreign Currency Adjustments	Total
Beginning balance	$2,112	$(338)	$(4,876)	$(3,714)	$(6,816)
Other comprehensive income (loss) before reclassifications	1,420	(127)	—	1,541	2,834
Amounts reclassified from accumulated other comprehensive income (loss)	(616)	269	73	—	(274)
Net current period other comprehensive income (loss)	804	142	73	1,541	2,560
Ending balance	$2,916	$(196)	$(4,803)	$(2,173)	$(4,256)

The following tables present the changes in accumulated other comprehensive income (loss), net of tax, by component for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30, 2018
(In thousands)	Unrealized Gains (Losses) on Available- for-Sale Securities	Defined Benefit Plan Adjustments	Foreign Currency Adjustments	Total
Beginning balance	$2,567	$(4,286)	$(1,576)	$(3,295)
Other comprehensive income (loss) before reclassifications	869	—	(3,033)	(2,164)
Amounts reclassified from accumulated other comprehensive income (loss)	(989)	104	—	(885)
Amounts reclassified to retained earnings (1)	(3,220)	—	—	(3,220)
Net current period other comprehensive income (loss)	(3,340)	104	(3,033)	(6,269)
Ending balance	$(773)	$(4,182)	$(4,609)	$(9,564)

(1)	With the adoption of ASU 2016-01, the unrealized gains on our equity investments were reclassified to retained earnings. See Note 1 for more information.

	Nine Months Ended September 30, 2017
(In thousands)	Unrealized Gains (Losses) on Available- for-Sale Securities	Unrealized Gains (Losses) on Cash Flow Hedges	Defined Benefit Plan Adjustments	Foreign Currency Adjustments	Total
Beginning balance	$404	$—	$(5,017)	$(7,575)	$(12,188)
Other comprehensive income (loss) before reclassifications	4,262	(619)	—	5,402	9,045
Amounts reclassified from accumulated other comprehensive income (loss)	(1,750)	423	214	—	(1,113)
Net current period other comprehensive income (loss)	2,512	(196)	214	5,402	7,932
Ending balance	$2,916	$(196)	$(4,803)	$(2,173)	$(4,256)

The following tables present the details of reclassifications out of accumulated other comprehensive income (loss) for the three months ended September 30, 2018 and 2017:

(In thousands)	Three Months Ended September 30, 2018
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income Is Presented
Unrealized gains (losses) on available-for-sale securities:
Net realized gain (loss) on sales of securities	$1,676	Net investment gain
Defined benefit plan adjustments – actuarial losses	(54)	(1)
Total reclassifications for the period, before tax	1,622
Tax (expense) benefit	(419)
Total reclassifications for the period, net of tax	$1,203

(1)	Included in the computation of net periodic pension cost. See Note 5 of Notes to Consolidated Financial Statements.

(In thousands)	Three Months Ended September 30, 2017
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income Is Presented
Unrealized gains (losses) on available-for-sale securities:
Net realized gain (loss) on sales of securities	$1,066	Net investment gain
Impairment expense	(57)	Net investment gain
Net losses on derivatives designated as hedging instruments	(385)	Cost of sales
Defined benefit plan adjustments – actuarial losses	(106)	(1)
Total reclassifications for the period, before tax	518
Tax (expense) benefit	(244)
Total reclassifications for the period, net of tax	$274

(1)	Included in the computation of net periodic pension cost. See Note 5 of Notes to Consolidated Financial Statements.

The following tables present the details of reclassifications out of accumulated other comprehensive income (loss) for the nine months ended September 30, 2018 and 2017:

(In thousands)	Nine Months Ended September 30, 2018
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income Is Presented
Unrealized gains (losses) on available-for-sale securities:
Net realized gain (loss) on sales of securities	$1,352	Net investment gain
Defined benefit plan adjustments – actuarial losses	(151)	(1)
Total reclassifications for the period, before tax	1,201
Tax (expense) benefit	(316)
Total reclassifications for the period, net of tax	$885

(1)	Included in the computation of net periodic pension cost. See Note 5 of Notes to Consolidated Financial Statements.

(In thousands)	Nine Months Ended September 30, 2017
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income Is Presented
Unrealized gains (losses) on available-for- sale securities:
Net realized gain (loss) on sales of securities	$3,031	Net investment gain
Impairment expense	(162)	Net investment gain
Net losses on derivatives designated as hedging instruments	(539)	Cost of sales
Defined benefit plan adjustments – actuarial losses	(310)	(1)
Total reclassifications for the period, before tax	2,020
Tax (expense) benefit	(907)
Total reclassifications for the period, net of tax	$1,113

(1)	Included in the computation of net periodic pension cost. See Note 5 of Notes to Consolidated Financial Statements.

The following table presents the tax effects related to the change in each component of other comprehensive income (loss) for the three months ended September 30, 2018 and 2017:

	Three Months Ended			Three Months Ended
	September 30, 2018			September 30, 2017
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Unrealized gains (losses) on available-for-sale securities	$1,632	$(424)	$1,208	$2,328	$(908)	$1,420
Unrealized gains (losses) on cash flow hedges	—	—	—	(184)	57	(127)
Reclassification adjustment for amounts related to available-for-sale investments included in net income	(1,676)	436	(1,240)	(1,009)	393	(616)
Reclassification adjustment for amounts related to cash flow hedges included in net income	—	—	—	385	(116)	269
Reclassification adjustment for amounts related to defined benefit plan adjustments included in net income	54	(17)	37	106	(33)	73
Foreign currency translation adjustment	(451)	—	(451)	1,541	—	1,541
Total Other Comprehensive Income (Loss)	$(441)	$(5)	$(446)	$3,167	$(607)	$2,560

The following table presents the tax effects related to the change in each component of other comprehensive income for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended			Nine Months Ended
	September 30, 2018			September 30, 2017
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Unrealized gains (losses) on available-for-sale securities	$1,174	$(305)	$869	$6,987	$(2,725)	$4,262
Unrealized gains (losses) on cash flow hedges	—	—	—	(897)	278	(619)
Reclassification adjustment for amounts related to available-for-sale investments included in net income	(1,352)	363	(989)	(2,869)	1,119	(1,750)
Reclassification adjustment for amounts reclassed to retained earnings related to the adoption of ASU 2016-01	(3,220)	—	(3,220)	—	—	—
Reclassification adjustment for amounts related to cash flow hedges included in net income	—	—	—	539	(116)	423
Reclassification adjustment for amounts related to defined benefit plan adjustments included in net income	151	(47)	104	310	(96)	214
Foreign currency translation adjustment	(3,033)	—	(3,033)	5,402	—	5,402
Total Other Comprehensive Income (Loss)	$(6,280)	$11	$(6,269)	$9,472	$(1,540)	$7,932

12. EARNINGS PER SHARE

A summary of the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2018 and 2017 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2018	2017	2018	2017
Numerator
Net income (loss)	$7,589	$15,898	$(10,895)	$34,950
Denominator
Weighted average number of shares – basic	47,710	47,870	47,927	48,110
Effect of dilutive securities
Stock options	27	487	—	385
PSUs, RSUs and restricted stock	97	174	—	123
Weighted average number of shares – diluted	47,834	48,531	47,927	48,618
Net income (loss) per share – basic	$0.16	$0.33	$(0.23)	$0.73
Net income (loss) per share – diluted	$0.16	$0.33	$(0.23)	$0.72

Anti-dilutive options to purchase common stock outstanding were excluded from the above calculations. Anti-dilutive options totaled 3.9 million and 3.2 million for the three months ended September 30, 2018 and 2017, respectively, and 4.8 million and 3.9 million for the nine months ended September 30, 2018 and 2017.  As a result of the net loss for the nine months ended September 30, 2018, we excluded 0.1 million of unvested stock options, PSUs, RSUs and restricted stock from the calculation of diluted EPS due to their anti-dilutive effect.

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

We evaluate the performance of our segments based on gross profit; therefore, selling, general and administrative expenses, research and development expenses, interest and dividend income, interest expense, net investment gain, other income (expense) and provision for taxes are reported on a company-wide, functional basis only. There are no inter-segment revenues.

The following table presents information about the reported sales and gross profit of our reportable segments for the three and nine months ended September 30, 2018 and 2017. We do not produce asset information by reportable segment; therefore, it is not reported.

	Three Months Ended
	September 30, 2018		September 30, 2017
(In thousands)	Sales	Gross Profit	Sales	Gross Profit
Network Solutions	$121,043	$51,100	$145,467	$71,933
Services & Support	19,292	7,348	39,645	14,558
Total	$140,335	$58,448	$185,112	$86,491

	Nine Months Ended
	September 30, 2018		September 30, 2017
(In thousands)	Sales	Gross Profit	Sales	Gross Profit
Network Solutions	$341,359	$133,175	$444,607	$214,746
Services & Support	47,830	15,002	95,457	30,080
Total	$389,189	$148,177	$540,064	$244,826

Sales by Category

In addition to our reporting segments, we also report revenue for the following three categories – Access & Aggregation, Customer Devices, and Traditional & Other Products.

The table below presents sales information by category for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2018	2017	2018	2017
Access & Aggregation	$91,901	$135,959	$258,323	$394,741
Customer Devices	38,552	35,582	103,213	105,683
Traditional & Other Products	9,882	13,571	27,653	39,640
Total	$140,335	$185,112	$389,189	$540,064

14. LIABILITY FOR WARRANTY RETURNS

Our products generally include warranties of 90 days to five years for product defects. We accrue for warranty returns at the time revenue is recognized based on our estimate of the cost to repair or replace the defective products. We engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers. Our products continue to become more complex in both size and functionality as many of our product offerings migrate from line card applications to total systems. The increasing complexity of our products will cause warranty incidences, when they arise, to be more costly. Our estimates regarding future warranty obligations may change due to product failure rates, material usage, and other rework costs incurred in correcting a product failure. In addition, from time to time, specific warranty accruals may be recorded if unforeseen problems arise. Should our actual experience relative to these factors be worse than our estimates, we will be required to record additional warranty expense. Alternatively, if we provide for more reserves than we require, we will reverse a portion of such provisions in future periods. The liability for warranty obligations totaled $9.0 million and $9.7 million at September 30, 2018 and December 31, 2017. During the three months ended March 31, 2017, we recorded a receivable and a reduction in warranty expense related to a settlement with a third party supplier for a defective component, the impact of which is reflected in the table below.  During the three months ended September 30, 2018, we had a reversal of prior provisions, the impact of which is reflected in the table below. These liabilities are included in accrued expenses in the accompanying Consolidated Balance Sheets.

A summary of warranty expense and write-off activity for the three and nine months ended September 30, 2018 and 2017 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2018	2017	2018	2017
Balance at beginning of period	$10,111	$9,180	$9,724	$8,548
Plus: Amounts charged to cost and expenses	(34)	4,087	6,649	6,401
Less: Deductions	(1,053)	(2,328)	(7,349)	(4,010)
Balance at end of period	$9,024	$10,939	$9,024	$10,939

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

We have committed to invest up to an aggregate of $7.9 million in two private equity funds, and we have contributed $8.4 million as of September 30, 2018, of which $7.7 million has been applied to these commitments.

16. SUBSEQUENT EVENTS

On October 16, 2018, we announced that our Board of Directors declared a quarterly cash dividend of $0.09 per common share to be paid to stockholders of record at the close of business on October 31, 2018. The payment date will be November 14, 2018. The quarterly dividend payment will be approximately $4.3 million. In July 2003, our Board of Directors elected to begin declaring quarterly dividends on our common stock considering the tax treatment of dividends and adequate levels of Company liquidity.

During the 4th quarter and as of November 6, 2018, we have repurchased 0.1 million shares of our common stock through open market purchases at an average cost of $13.60 per share.  We currently have the authority to purchase an additional 2.6 million shares of our common stock under the current plan approved by the Board of Directors.

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

Our business is global. We supply different sets of products to different customers in different regions around the world. Our financial results in any period reflect the activities of our various customers in their respective regions at any given time. In order to service our customers and build revenue, we are constantly conducting research and development of new products addressing customer needs and testing those products for the particular specifications of the particular customers. The lead times to revenues for these products vary.

As previously reported, we experienced a significant negative impact on our North American revenue as a result of a decision in mid-fourth quarter 2017 by a major customer to suspend a product rollout following a merger. While we continue to sell to that customer, the project in question has not yet resumed and we are unsure when, if ever, it will. During the periods covered in this report, our North American revenue was also impacted by slower-than-expected orders of an ultra-broadband product by a large domestic customer.

During the same period, however, we have seen a modest expansion of our revenues from much of the customer base and have brought to fruition our participation in a number of large customer projects which in some cases have begun to produce some revenue and in all cases we anticipate represent significant revenue opportunities in the future. These include next generation PON projects with large carriers, both domestically and internationally, the beginnings of deployment for a large project in the APAC region, a significant network upgrade by a Tier 1 European customer, as well as continued expansion and opportunities for our EPON products to two of the top North American cable MSO operators.

While our Services business did not increase at the rate that it did in 2016 and 2017, and has decreased from the record levels we achieved in 2017 due to the above-mentioned merger-related disruption, we continue to develop our Services business around the world, and we anticipate that it will continue to expand and remain an increasingly important part of our revenue streams across the world. Margins on services revenue vary depending upon the types of services performed.

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

Sales were $140.3 million and $389.2 million for the three and nine months ended September 30, 2018, compared to $185.1 million and $540.1 million for the three and nine months ended September 30, 2017. Our gross margin decreased to 41.6% and 38.1% in the three and nine months ended September 30, 2018, from 46.7% and 45.3% in the three and nine months ended September 30, 2017. Our operating income margin decreased to (1.6)% and (10.7)% for the three and nine months ended September 30, 2018, from 9.8% and 7.7% for the three and nine months ended September 30, 2017. Net income (loss) was $7.6 million and $(10.9) million for the three and nine months ended September 30, 2018, compared to $15.9 million and $35.0 million for the three and nine months ended September 30, 2017. Our effective tax rate, excluding the effect of the bargain purchase gain in 2018, was a benefit of 135.7% and 52.2% for the three and nine months ended September 30, 2018, compared to a provision of 17.2% and 23.1% for the three and nine months ended September 30, 2017. Earnings (loss) per share, assuming dilution, was $0.16 and $(0.23) for the three and nine months ended September 30, 2018, compared to $0.33 and $0.72 for the three and nine months ended September 30, 2017.

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

Accordingly, our historical financial performance is not necessarily a meaningful indicator of future results, and in general, management expects that our financial results may vary from period to period. Factors that could materially affect our business, financial condition or operating results are included in Item 1A of Part I in our most recent Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 23, 2018 with the SEC and in Part II Item 1A herein.

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

RESULTS OF OPERATIONS – THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017

SALES

Our sales decreased 24.2% from $185.1 million in the three months ended September 30, 2017 to $140.3 million in the three months ended September 30, 2018, and decreased 27.9% from $540.1 million in the nine months ended September 30, 2017 to $389.2 million in the nine months ended September 30, 2018. The decrease in sales for the three and nine months ended September 30, 2018 is primarily attributable to a merger-related review and slowdown in spending at a domestic Tier 1 customer that particularly affected our Access & Aggregation products and services, which decreased $44.1 million and $136.4 million over the same three and nine month periods last year. The decline in sales to the previously mentioned domestic Tier 1 customer was partially offset by an increase in sales to international customers. Compared to the same three and nine month periods last year, our Customer Devices products increased $3.0 million and decreased $2.5 million, respectively, and our Traditional & Other Products decreased $3.7 million and $12.0 million, respectively.

Network Solutions sales decreased 16.8% from $145.5 million in the three months ended September 30, 2017 to $121.0 million in the three months ended September 30, 2018, and decreased 23.2% from $444.6 million in the nine months ended September 30, 2017 to $341.4 million in the nine months ended September 30, 2018. The decrease in sales of our Access & Aggregation products for the three and nine months ended September 30, 2018 is primarily attributable to a merger-related review and slowdown in spending at a domestic Tier 1 customer, partially offset by an increase in sales to an international Tier 1 customer as discussed further below. The changes for the three and nine months ended September 30, 2018 in sales of our Customer Devices products are primarily attributable to the changes in sales of fiber CPE products. While we expect that revenues from Traditional & Other Products will continue to decline over time, these revenues may fluctuate and continue for years because of the time required for our customers to transition to newer technologies.

Services & Support sales decreased 51.3% from $39.6 million in the three months ended September 30, 2017 to $19.3 million in the three months ended September 30, 2018, and decreased 49.9% from $95.5 million in the nine months ended September 30, 2017 to $47.8 million in the nine months ended September 30, 2018. The decrease in sales for the three and nine months ended September 30, 2018 is primarily attributable to a decrease in network installation services for Access & Aggregation products related to the above mentioned merger-related review and slowdown in spending at a domestic Tier 1 customer.

International sales, which are included in the Network Solutions and Services & Support amounts discussed above, increased 52.0% from $37.2 million in the three months ended September 30, 2017 to $56.6 million in the three months ended September 30, 2018, and increased 38.8% from $126.2 million in the nine months ended September 30, 2017 to $175.2 million in the nine months ended September 30, 2018. International sales, as a percentage of total sales, increased from 20.1% for the three months ended September 30, 2017 to 40.3% for the three months ended September 30, 2018, and increased from 23.4% for the nine months ended September 30, 2017 to 45.0% in the nine months ended September 30, 2018. The increase in sales for the three and nine months ended September 30, 2018 is primarily attributable to an increase in sales in EMEA and APAC. The increase in sales in EMEA for the three and nine months ended September 30, 2018 is primarily attributable to a network expansion program and a Services award by a large European Tier-1 customer. The increase in sales in APAC for the three and nine months ended September 30, 2018 is primarily attributable to a network expansion program in Australia.

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

We recognized a positive revenue impact in the first half of 2017 due to our being awarded a network expansion program by a large European Tier-1 customer. During 2018, this European Tier 1 customer undertook an additional network expansion project. We anticipate that as our Latin American customers resume their network upgrade projects, we may experience further enhancement to our revenues. As announced, we received of a new nationwide award in the APAC region, as well as additional awards based on new ADTRAN technologies in the EMEA region that have, and we believe will continue to have, a positive impact to our revenues. However, a resolution of the regulatory changes affecting a major customer in Mexico has been slower than anticipated, and business with one of our customers in that region has not yet returned to normal levels. We are continuing to pursue opportunities with new customers in this region.

COST OF SALES

As a percentage of sales, cost of sales increased from 53.3% in the three months ended September 30, 2017 to 58.4% in the three months ended September 30, 2018, and increased from 54.7% in the nine months ended September 30, 2017 to 61.9% in the nine months ended September 30, 2018. The increase in cost of sales as a percentage of sales for the three months ended September 30, 2018 is primarily attributable to a regional revenue shift, customer and product mix, and services and support mix. The increase in cost of sales as a percentage of sales for the nine months ended September 30, 2018 is primarily attributable to a regional revenue shift, customer and product mix, and services and support mix, restructuring expenses and an increase in warranty replacements.

Network Solutions cost of sales, as a percent of that segment’s sales, increased from 50.6% in the three months ended September 30, 2017 to 57.8% in the three months ended September 30, 2018, and increased from 51.7% in the nine months ended September 30, 2017 to 61.0% in the nine months ended September 30, 2018. The increase in cost of sales as a percentage of sales for the three months ended September 30, 2018 is primarily attributable to a regional revenue shift and customer and product mix. The increase in cost of sales as a percentage of sales for the nine months ended September 30, 2018 is primarily attributable to a regional revenue shift, customer and product mix, an increase in warranty expense due to a settlement in first quarter of 2017 with a third party supplier for a defective component and purchase discounts received from a contract manufacturer in the first quarter of 2017 and restructuring expenses.

An important part of our strategy is to reduce the product cost of each succeeding product generation and then to lower the product’s price based on the cost savings achieved. This may cause variations in our gross profit percentage due to timing differences between the recognition of cost reductions and the lowering of product selling prices.

Services & Support cost of sales, as a percent of that segment’s sales, decreased from 63.3% in the three months ended September 30, 2017 to 61.9% in the three months ended September 30, 2018, and increased from 68.5% in the nine months ended September 30, 2017 to 68.6% in the nine months ended September 30, 2018. The decrease in cost of sales as a percentage of sales for the three months ended September 30, 2018 is primarily attributable to customer mix, services and support mix and cost reductions. The increase in cost of sales as a percentage of sales for the nine months ended September 30, 2018 is primarily attributable to services and support mix and an increase in labor expense due to a restructuring program.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased 11.3% from $34.7 million in the three months ended September 30, 2017 to $30.8 million in the three months ended September 30, 2018, and decreased 7.5% from $104.2 million in the nine months ended September 30, 2017 to $96.4 million in the nine months ended September 30, 2018. The decrease in selling, general and administrative expenses for the three months ended September 30, 2018 is primarily attributable to decreases in compensation and labor expense, travel expense and independent contractor expense, partially offset by an increase in restructuring expense. The decrease in selling, general and administrative expenses for the nine months ended September 30, 2018 is primarily attributable to a decrease in compensation and labor expense, independent contractor expense, and travel expense, partially offset by an increase in restructuring expense.

As a percentage of sales, selling, general and administrative expenses increased from 18.7% in the three months ended September 30, 2017 to 21.9% in the three months ended September 30, 2018, and increased from 19.3% in the nine months ended September 30, 2017 to 24.8% in the nine months ended September 30, 2018. Selling, general and administrative expenses as a percentage of sales may fluctuate whenever there is a significant fluctuation in revenues for the periods being compared.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses decreased 11.0% from $33.6 million in the three months ended September 30, 2017 to $29.9 million in the three months ended September 30, 2018, and decreased 5.7% from $99.1 million in the nine months ended September 30, 2017 to $93.5 million in the nine months ended September 30, 2018. The decrease in research and development expenses for the three months ended September 30, 2018 is primarily attributable to decreases in labor, engineering materials and independent contractor expense. The decrease in research and development expenses for the nine months ended September 30, 2018 is primarily attributable to decreases in engineering materials and independent contractor expense and amortization of intangibles acquired in the third quarter of 2016 that were fully amortized in 2017, partially offset by an increase in restructuring expense.

As a percentage of sales, research and development expenses increased from 18.1% in the three months ended September 30, 2017 to 21.3% in the three months ended September 30, 2018, and increased from 18.4% in the nine months ended September 30, 2017 to 24.0% in the nine months ended September 30, 2018. Research and development expenses as a percentage of sales will fluctuate whenever there are incremental product development activities or significant fluctuations in revenues for the periods being compared.

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

INTEREST AND DIVIDEND INCOME

Interest and dividend income decreased 13.3% from $1.0 million in the three months ended September 30, 2017 to $0.8 million in the three months ended September 30, 2018, and decreased 8.9% from $2.9 million in the nine months ended September 30, 2017 to $2.6 million in the nine months ended September 30, 2018. The decrease in interest and dividend income for the three and nine months ended September 30, 2018 is primarily attributable to fluctuations in investment balances and a decrease in the rate of return on those investments due to interest rate movements.

INTEREST EXPENSE

Interest expense, which is primarily related to our taxable revenue bond, remained constant at $0.1 million in the three months ended September 30, 2017 and 2018, and $0.4 million in the nine months ended September 30, 2017 and 2018, as we had no substantial change in our fixed-rate borrowing. See “Liquidity and Capital Resources” below for additional information on our revenue bond.

NET INVESTMENT GAIN

Net investment gains increased 346.7% from $1.0 million in the three months ended September 30, 2017 to $4.5 million in the three months ended September 30, 2018, and increased 88.2% from $2.9 million in the nine months ended September 30, 2017 to $5.4 million in the nine months ended September 30, 2018. The increase in net investment gains for the three and nine months ended September 30, 2018 is primarily attributable to changes in fair value on equity securities recognized during the period under ASC 2016-01. Prior to January 1, 2018, changes in fair value were recognized in accumulated other comprehensive income, net of deferred taxes, on the balance sheet. See Note 1, Note 7 and “Investing Activities” in “Liquidity and Capital Resources” for additional information.

OTHER INCOME (EXPENSE), NET

Other income (expense), net, comprised primarily of miscellaneous income, gains and losses on foreign currency transactions, gains and losses on foreign exchange forward contracts, investment account management fees, and scrap raw material sales.  Other income, net increased 123.9% from $0.8 million of expense in the three months ended September 30, 2017 to $0.2 million of income in the three months ended September 30, 2018. Other income (expense), net decreased 94.9% from $1.4 million of expense in the nine months ended September 30, 2017 to $0.1 million of expense in the nine months ended September 30, 2018. The change in other income (expense), net for the three and nine months ended September 30, 2018 is primarily attributable to higher losses on foreign exchange contracts and transactions in 2017.

GAIN ON BARGAIN PURCHASE OF A BUSINESS

Gain on bargain purchase of a business is related to our acquisition of Sumitomo Electric Lightwave Corp.’s North American EPON business and entry into a technology license and supply agreement with Sumitomo Electric Industries, Ltd. on March 19, 2018. See Note 2 of Notes to Consolidated Financial Statements for additional information.

INCOME TAXES

Our effective tax rate decreased from an expense of 23.1% in the nine months ended September 30, 2017 to a benefit of 34.9%, excluding the tax effect of the bargain purchase gain, in the nine months ended September 30, 2018. The decrease in the effective tax rate between the two periods is primarily driven by the completion of other tax projects, current year net losses in our domestic business and the effect of the U.S. Tax Cuts and Jobs Act, which was signed into law on December 22, 2017.

NET INCOME (LOSS)

As a result of the above factors, net income (loss) decreased $8.3 million from $15.9 million in the three months ended September 30, 2017 to $7.6 million in the three months ended September 30, 2018, and decreased $45.8 million from $35.0 million in the nine months ended September 30, 2017 to $(10.9) million in the nine months ended September 30, 2018.

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

At September 30, 2018, cash on hand was $94.2 million and short-term investments were $5.9 million, which resulted in available short-term liquidity of $100.1 million, of which $70.1 million was held by our foreign subsidiaries. At December 31, 2017, cash on hand was $86.4 million and short-term investments were $16.1 million, which resulted in available short-term liquidity of $102.6 million, of which $56.8 million was held by our foreign subsidiaries. We intend to permanently reinvest the funds held by our foreign subsidiaries outside the U.S. and our current business plans do not indicate a need to repatriate these funds to finance domestic operations. The decrease in short-term liquidity from December 31, 2017 to September 30, 2018 is primarily attributable to shifts among available investment option tenures to provide funds for our short-term cash needs.

Operating Activities

Our working capital, which consists of current assets less current liabilities, decreased 26.5% from $306.3 million as of December 31, 2017 to $225.0 million as of September 30, 2018, and our current ratio, defined as current assets divided by current liabilities, decreased from 3.87 as of December 31, 2017 to 2.82 as of September 30, 2018. The decreases in our working capital and current ratio are primarily attributable to decreases in accounts receivable and inventory, and an increase in income tax payable. The quick ratio, defined as cash, cash equivalents, short-term investments, and net accounts receivable, divided by current liabilities, decreased from 2.31 as of December 31, 2017 to 1.63 as of September 30, 2018. The decrease in the quick ratio is primarily attributable to a decrease in accounts receivable and an increase in income tax payable.

Accounts receivable decreased 29.3% from $144.2 million at December 31, 2017 to $101.9 million at September 30, 2018. We had no allowance for doubtful accounts at December 31, 2017 or September 30, 2018. Quarterly accounts receivable days sales outstanding (DSO) decreased from 105 days as of December 31, 2017 to 67 days as of September 30, 2018. The decrease in net accounts receivable is due to the collection of customer-specific payment terms that became due in the first quarter of 2018 and the timing of sales and collections during the quarter. Additionally, certain international customers may have longer payment terms than U.S. customers.

Quarterly inventory turnover increased from 2.28 turns as of December 31, 2017 to 2.89 turns at September 30, 2018. Inventory decreased 13.5% from $122.5 million at December 31, 2017 to $106.1 million at September 30, 2018. We expect inventory levels to fluctuate as we attempt to maintain sufficient inventory in response to services activity and seasonal cycles of our business, ensuring competitive lead times while managing the risk of inventory obsolescence that may occur due to rapidly changing technology and customer demand.

Prepaid expense and other current assets decreased 39.7% from $17.3 million at December 31, 2017 to $10.4 million at September 30, 2018. The decrease in prepaid expenses and other current assets is primarily attributable to the recognition of deferred costs related to network installation services that were completed during the first quarter.

Income tax payable increased 264.3% from $3.9 million at December 31, 2017 to $14.3 million at September 30, 2018. The increase in income tax payable is primarily attributable to income taxes accrued for foreign jurisdictions.

Investing Activities

Capital expenditures totaled approximately $5.7 million and $12.3 million for the nine months ended September 30, 2018 and 2017, respectively. These expenditures were primarily used to purchase computer hardware, software, manufacturing and test equipment, and building improvements.

Our combined short-term and long-term investments increased $3.8 million from $146.4 million at December 31, 2017 to $150.2 million at September 30, 2018. This increase reflects funds available for investment provided by our operating activities, as well as net realized and unrealized gains and losses and amortization of net premiums on our combined investments, partially offset by our cash needs for capital expenditures, purchases of treasury stock, and shareholder dividends.

We invest all available cash not required for immediate use in operations primarily in securities that we believe bear minimal risk of loss. At September 30, 2018 these investments included corporate bonds of $25.6 million, municipal fixed-rate bonds of $1.4 million, asset-backed bonds of $8.4 million, mortgage/agency-backed bonds of $5.4 million, U.S. government bonds of $19.8 million, and foreign government bonds of $0.6 million. At December 31, 2017, these investments included corporate bonds of $32.5 million, municipal fixed-rate bonds of $2.9 million, asset-backed bonds of $6.5 million, mortgage/agency-backed bonds of $5.5 million, U.S. government bonds of $14.3 million, and foreign government bonds of $0.7 million. As of September 30, 2018, our corporate bonds, municipal fixed-rate bonds, asset-backed bonds, mortgage/agency-backed bonds, U.S. government bonds, and foreign government bonds were classified as available-for-sale and had a combined duration of 1.7 years with an average Standard & Poor’s credit rating of AA-. Because our bond portfolio has a high-quality rating and contractual maturities of short duration, we are able to obtain prices for these bonds derived from observable market inputs, or for similar securities traded in an active market, on a daily basis.

Our long-term investments increased 10.7% from $130.3 million at December 31, 2017 to $144.2 million at September 30, 2018. Long-term investments at September 30, 2018 and December 31, 2017 included an investment in a certificate of deposit of $26.7 million and $27.8 million, respectively, which serves as collateral for our revenue bond. See “Debt” below for additional information. We have various equity investments included in long-term investments with a fair value of $40.9 million and $35.7 million, at September 30, 2018 and December 31, 2017, respectively.

Long-term investments at September 30, 2018 and December 31, 2017 also included $20.9 million and $19.9 million, respectively, related to our deferred compensation plans, and $0.5 million of other investments carried at cost, consisting of interests in two private equity funds.

Financing Activities

Dividends

In July 2003, our Board of Directors elected to begin declaring quarterly dividends on our common stock considering the tax treatment of dividends and adequate levels of Company liquidity. During the nine months ended September 30, 2018, we paid dividends totaling $13.0 million.

Debt

We have amounts outstanding under loans made pursuant to an Alabama State Industrial Development Authority revenue bond (the Bond) which totaled $26.7 million at September 30, 2018 and December 31, 2017. At September 30, 2018, the estimated fair value of the Bond was approximately $26.5 million, based on a debt security with a comparable interest rate and maturity and a Standard & Poor’s credit rating of AAA. Included in long-term investments are restricted funds in the amount of $26.7 million and $27.8 million at September 30, 2018 and December 31, 2017, respectively, which is a collateral deposit against the principal amount of the Bond. We have the right to set-off the balance of the Bond with the collateral deposit in order to reduce the balance of the indebtedness. The Bond matures on January 1, 2020, and bears interest at the rate of 2% per annum. In conjunction with this program, we are eligible to receive certain economic incentives from the state of Alabama that reduce the amount of payroll withholdings we are required to remit to the state for those employment positions that qualify under this program. We are required to make payments in the amounts necessary to pay the interest on the amounts currently outstanding. It is our intent to make annual principal payments in addition to the interest amounts that are due. In connection with this decision, $1.1 million of the Bond has been classified as a current liability in accounts payable in the Consolidated Balance Sheet at September 30, 2018.

Stock Repurchase Program

Since 1997, our Board of Directors has approved multiple share repurchase programs that have authorized open market repurchase transactions of up to 50.0 million shares of our common stock that are implemented through open market or private purchases from time to time as conditions warrant. During the nine months ended September 30, 2018, we repurchased 0.9 million shares of our common stock at an average price of $15.75 per share. As of September 30, 2018, we have the authority to purchase an additional 2.7 million shares of our common stock under the current plans approved by the Board of Directors.

Stock Option Exercises

We issued 0.1 million shares of treasury stock during the nine months ended September 30, 2018 to accommodate employee stock option exercises. The stock options had exercise prices ranging from $15.29 to $18.97. We received proceeds totaling $1.3 million from the exercise of these stock options during the nine months ended September 30, 2018.

Off-Balance Sheet Arrangements and Contractual Obligations

We do not have off-balance sheet financing arrangements and have not engaged in any related party transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources. During the nine months ended September 30, 2018, there have been no material changes in contractual obligations and commercial commitments from those discussed in our most recent Annual Report on Form 10-K for the year ended December 31, 2017 filed on February 23, 2018 with the SEC.

We have committed to invest up to an aggregate of $7.9 million in two private equity funds, and we have contributed $8.4 million as of September 30, 2018, of which $7.7 million has been applied to these commitments.

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

We maintain depository investments with certain financial institutions. Although these depository investments may exceed government insured depository limits, we have evaluated the credit-worthiness of these financial institutions, and determined the risk of material financial loss due to exposure of such credit risk to be minimal. As of September 30, 2018, $91.3 million of our cash and cash equivalents, primarily certain domestic money market funds and foreign depository accounts, were in excess of government provided insured depository limits.

As of September 30, 2018, approximately $63.0 million of our cash and investments may be directly affected by changes in interest rates. We have performed a hypothetical sensitivity analysis assuming market interest rates increase or decrease by 50 basis points (bps) for an entire year, while all other variables remain constant. At September 30, 2018, we held $6.6 million of cash and variable-rate investments where a change in interest rates would impact our interest income. A hypothetical 50 bps decline in interest rates as of September 30, 2018 would reduce annualized interest income on our cash and investments by approximately $0.1 million. In addition, we held $56.3 million of fixed-rate bonds whose fair values may be directly affected by a change in interest rates. A hypothetical 50 bps increase in interest rates as of September 30, 2018 would reduce the fair value of our fixed-rate bonds by approximately $0.5 million.

As of September 30, 2017, approximately $108.1 million of our cash and investments was subject to being directly affected by changes in interest rates. We have performed a hypothetical sensitivity analysis assuming market interest rates increase or decrease by 50 bps for the entire year, while all other variables remain constant.  At September 30, 2017, we held $39.4 million of cash and variable rate investments where a change in interest rates would impact our interest income. A hypothetical 50 bps decline in interest rates as of September 30, 2017 would have reduced annualized interest income on our cash, money market instruments and variable rate demand notes by approximately $0.2 million. In addition, we held $68.7 million of fixed-rate bonds whose fair values may be directly affected by a change in interest rates.  A hypothetical 50 bps increase in interest rates as of September 30, 2017 would have reduced the fair value of our fixed-rate bonds by approximately $0.3 million.

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

We have certain customers and suppliers who are invoiced or pay in a non-functional currency. Changes in the monetary exchange rates may adversely affect our results of operations and financial condition, as outstanding non-functional balances are revalued to the functional currency through profit and loss. When appropriate, we utilize foreign exchange forward contracts to help manage the volatility relating to these valuation exposures. All changes in the fair value of our derivative instruments that do not qualify for or are not designated for hedged accounting transactions are recognized as other income (expense), net in the Consolidated Statements of Income. We do not hold or issue derivative instruments for trading or other speculative purposes. All non-functional currencies billed would result in a combined hypothetical gain or loss of $0.2 million if the U.S. dollar weakened or strengthened 10% against the billing currencies. Any gain or loss would be partially mitigated by these derivative instruments.

As of September 30, 2018, we had no material contracts, other than accounts receivable and accounts payable, denominated in foreign currencies. As of September 30, 2018, we did not have any forward contracts outstanding.

For further information about the fair value of our investments and our derivative and hedging activities as of September 30, 2018, see Notes 7 and 8 of Notes to Consolidated Financial Statements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth repurchases of our common stock for the months indicated:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2018 – July 31, 2018	—	$—	—	2,746,655
August 1, 2018 – August 31, 2018	88,139	$16.02	88,139	2,658,516
September 1, 2018 – September 30, 2018	—	$—	—	2,658,516
Total	88,139		88,139

On July 14, 2015, our Board of Directors authorized the repurchase of an additional 5.0 million shares of our common stock (bringing the total shares authorized for repurchase to 50.0 million). This authorization will be implemented through open market or private purchases from time to time as conditions warrant.

ITEM 6. EXHIBITS

Exhibits.

Exhibit No.	Description

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADTRAN, Inc. (Registrant)

Date: November 6, 2018	/s/ Roger D. Shannon
Roger D. Shannon
Senior Vice President of Finance,
Chief Financial Officer,
Corporate Treasurer and Secretary
(Principal Financial Officer)