Form 10-K/A
period 2018-12-31
ADTRAN INC
filed 2019-09-20
CIK 926282

fc

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 000-24612

ADTRAN, Inc.

(Exact name of registrant as specified in its charter)

Delaware	63-0918200
(State of Incorporation)	(I.R.S. Employer Identification Number)

901 Explorer Boulevard
Huntsville, Alabama 35806-2807	(256) 963-8000
(Address of principal executive offices, including zip code)	(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	ADTN	NASDAQ Global Select Market

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

EXPLANATORY NOTE

ADTRAN, Inc. (“ADTRAN,” the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend and restate certain portions of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 28, 2019 (the “Original Filing”) as a result of the identification of the material weaknesses described below. Specifically, the Company is filing this Amendment No. 1 to (i) revise the disclosure on the effectiveness of our disclosure controls and procedures and restate management’s report on internal control over financial reporting in Part II, Item 9A of the Original Filing to reflect management’s conclusion that our internal control over financial reporting and disclosure controls and procedures were not effective at December 31, 2018, and (ii) reissue the Report of the Independent Registered Public Accounting Firm of PricewaterhouseCoopers LLP (“PwC”) regarding the effectiveness of our internal control over financial reporting, which appears in Part II, Item 8 of the Original Filing.

Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, we have included the entire text of Part II, Item 8 and Part II, Item 9A of the Original Filing in this Amendment No. 1.  There have been no changes to the text of Part II, Item 8 or Part II, Item 9A other than the changes stated in the immediately preceding paragraph.  Furthermore, there have been no changes to the XBRL data filed in Exhibit 101 of the Original Filing.  Other than as described above and through the inclusion with this Amendment No. 1 of new certifications by management, a new consent of PwC, and related amendments to the list of exhibits contained in Part IV, Item 15 of the Original Filing, this Amendment No. 1 speaks only as of the date of the Original Filing and does not amend, supplement, or update any information contained in the Original Filing to give effect to any subsequent events (including with respect to the cover page of the Original Filing, which has been updated only to present this filing as Amendment No. 1 and to delete the reference to documents incorporated by reference into the Original Filing). Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and our reports filed with the SEC subsequent to the Original Filing.

This Amendment No. 1 does not change our consolidated financial statements as set forth in the Original Filing.

Material Weaknesses

On August 8, 2019, the Company’s management, in consultation with the Audit Committee of the Board of Directors, concluded that there were two material weaknesses related to internal control deficiencies that existed as of December 31, 2018 and that continued through the end of the second quarter of 2019. Specifically, the Company’s management determined that the Company did not design and maintain effective internal control over certain aspects of the existence and valuation of inventory:

•

Management determined that controls were not effectively designed, documented, and maintained to verify that the existence of all inventories subject to our cycle count program were included and counted at the frequency required under the Company’s internal policies, and that the key reports and related data used to monitor the results of this program were not validated to ensure completeness and accuracy.

•

Management determined that controls were not effectively designed and maintained over the determination of the estimated reserve for excess and obsolete inventory including the review of significant inputs and assumptions used to determine our estimated excess and obsolete inventory reserve, and to ensure the completeness and accuracy of key reports and related data used in the calculation of this reserve.

Despite the existence of these material weaknesses, we believe that the consolidated financial statements included in the Original Filing present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented, in conformity with accounting principles generally accepted in the United States of America.

MANAGEMENT’S REMEDIATION EFFORTS

Management has been working to further strengthen the Company’s internal controls relating to inventory. Specifically, the Company has begun redesigning and enhancing additional controls and procedures to ensure the completeness of our cycle count program and the completeness and accuracy of key reports and related data used to monitor the results of this cycle count program. Additionally, the Company has begun redesigning and implementing enhanced controls and procedures related to the review of significant inputs and assumptions used to determine our excess and obsolete inventory reserve, and to ensure the completeness and accuracy of key reports and related data used in the calculation of the excess and obsolete inventory reserve. We believe that the foregoing actions will support the improvement of our internal control over financial reporting, and, through our efforts to identify, design, and implement the necessary control activities, will be effective in remediating the material weaknesses described above. We will continue to devote significant time and attention to these remediation efforts. As we continue to evaluate and work to improve our internal control over financial reporting, management may determine to take additional measures to address the material weaknesses or determine to modify the remediation plan described above. Until the remediation steps set forth above, including the efforts to implement the necessary control activities that we identify, are fully completed, the material weaknesses described above will continue to exist.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of ADTRAN, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of ADTRAN, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of income (loss), comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because material weaknesses in internal control over financial reporting existed as of that date related to (i) controls over the existence of inventories subject to the Company’s cycle count program, and (ii) controls over the Company’s determination of its estimated  reserve for excess and obsolete inventory.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the December 31, 2018 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Restatement of Management’s Conclusion Regarding Internal Control over Financial Reporting

Management and we previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2018. However, management has subsequently determined that material weaknesses in internal control over financial reporting related to (i) controls over the existence of inventories subject to the Company’s cycle count program, and (ii) controls over the Company’s determination of its estimated reserve for excess and obsolete inventory existed as of that date. Accordingly, management’s report has been restated and our present opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/PricewaterhouseCoopers LLP

Birmingham, Alabama

February 28, 2019, except with respect to our opinion on internal control over financial reporting insofar as it relates to the effects of the matter described in the penultimate paragraph of Management’s Report on Internal Control over Financial Reporting, as to which the date is September 20, 2019

We have served as the Company’s auditor since 1986.

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

We establish reserves for estimated excess and obsolete inventory equal to the difference between the cost of the inventory and the estimated net realizable value of the inventory based on historical usage, known trends, inventory age, and market conditions. At December 31, 2018 and 2017, raw materials reserves totaled $17.6 million and $15.0 million, respectively, and finished goods inventory reserves totaled $12.4 million and $8.3 million, respectively.

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
(a)

Internal Control over Financial Reporting.  Section 404 of the Sarbanes-Oxley Act of 2002 requires management to include in our Annual Report on Form 10-K a report on management’s assessment of the effectiveness of our internal control over financial reporting, as well as a report from our independent registered public accounting firm on the effectiveness of internal control over financial reporting. Management’s report on internal control over financial reporting is included below, and the related report from our independent registered public accounting firm is located in Part II, Item 8, “Financial Statements and Supplementary Data,” of this report.

(b)

Evaluation of Disclosure Controls and Procedures.  We maintain disclosure controls and procedures that are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the rules and forms promulgated by the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations to the effectiveness of any system of disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that all control issues, if any, with a company have been prevented or detected on a timely basis. Even disclosure controls and procedures determined to be effective can only provide reasonable assurance that their objectives are achieved.

As of the end of the period covered by this report, an evaluation was carried out by management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) pursuant to Rule 13a-15 of the Exchange Act. At the time of the Original Filing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2018. Subsequent to that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the material weaknesses in our internal control over financial reporting described below in Management’s Report on Internal Control over Financial Reporting (Restated), our disclosure controls and procedures were not effective as of December 31, 2018.

Despite the existence of these material weaknesses (as described below), we believe that the consolidated financial statements included in this report present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented, in conformity with accounting principles generally accepted in the United States of America.

(c)

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING (RESTATED)

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

A material weakness is a significant deficiency, or combination of significant deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2018, management determined that there were deficiencies in ADTRAN’s internal control over financial reporting that constituted material weaknesses. Specifically, management determined that the Company did not design and maintain effective internal control over certain aspects of the existence and valuation of inventory:

•

Management determined that controls were not effectively designed, documented, and maintained to verify that the existence of all inventories subject to our cycle count program were included and counted at the frequency required under ADTRAN’s internal policies, and that the key reports and related data used to monitor the results of this program were not validated to ensure completeness and accuracy.

•

Management determined that controls were not effectively designed and maintained over the determination of the estimated reserve for excess and obsolete inventory including the review of significant inputs and assumptions used to determine our excess and obsolete inventory reserve, and to ensure the completeness and accuracy of key reports and related data used in the calculation of this reserve.

These material weaknesses did not result in any material misstatements of the Company’s financial statements or disclosures for any period presented in the accompanying consolidated financial statements. While the above material weaknesses did not result in a material misstatement of the Company’s consolidated financial statements, these material weaknesses could result in a misstatement of the Company’s interim or annual consolidated financial statements and disclosures that would result in a material misstatement that would not be prevented or detected.

In Management’s Report on Internal Control over Financial Reporting included in the Original Filing, management previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2018. Subsequent to the filing date of the Original Filing, management has concluded that the material weaknesses described above existed as of December 31, 2018. As a result, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2018 based on the criteria in Internal Control-Integrated Framework (2013) issued by COSO. Accordingly, management has restated its Report on Internal Control over Financial Reporting.

The effectiveness of our internal control over financial reporting has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Part II, Item 8, “Financial Statements and Supplementary Data,” of this report.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this report.

(1)	Consolidated Financial Statements

The consolidated financial statements of ADTRAN and its subsidiaries, included herein in Item 8, are as follows:

•	The consolidated financial statements of ADTRAN and the report of independent registered public accounting firm thereon are set forth under Part II, Item 8 of this report;
•	Consolidated Balance Sheets as of December 31, 2018 and 2017;
•	Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016;
•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016;
•	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2018, 2017 and 2016;
•	Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016; and
•	Notes to Consolidated Financial Statements.
(2)	Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts

(3)	Exhibits

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

Exhibit Number	Description
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

10.2	Tax Indemnification Agreement dated July 1, 1994 by and among ADTRAN and the stockholders of ADTRAN prior to ADTRAN's initial public offering of Common Stock (Exhibit 10.5 to the 1994 Form 10-K). (P)

10.3	Management Contracts and Compensation Plans:

	(a)	ADTRAN, Inc. Management Incentive Bonus Plan (Exhibit 10.1 to ADTRAN’s Form 8-K filed February 3, 2006).

	(b)	ADTRAN, Inc. 2006 Employee Stock Incentive Plan (Exhibit 4.1 to ADTRAN’s Registration Statement on Form S-8 (File No. 333-133927) filed May 9, 2006).

	(c)	First Amendment to the ADTRAN, Inc. 2006 Employee Stock Incentive Plan (Exhibit 10.3(h) to ADTRAN’s 2007 Form 10-K filed February 28, 2008).

	(d)	Form of Nonqualified Stock Option Agreement under the 2006 Employee Stock Incentive Plan (Exhibit 10.1 to ADTRAN’s Form 8-K filed June 8, 2006).

	(e)	Form of Incentive Stock Option Agreement under the 2006 Employee Stock Incentive Plan (Exhibit 10.2 to ADTRAN’s Form 8-K filed June 8, 2006).

	(f)	ADTRAN, Inc. 2005 Directors Stock Option Plan and Forms of Nonqualified Stock Option Agreements (Exhibit 10.1 to ADTRAN’s Form 8-K filed on May 20, 2005).

	(g)	Summary of Non-Employee Director Compensation (Exhibit 10.3(k) to ADTRAN’s 2006 Form 10-K filed on February 28, 2007).

	(h)	First Amendment to the ADTRAN, Inc. 2005 Directors Stock Option Plan (Exhibit 10.3(l) to ADTRAN’s 2007 Form 10-K filed February 28, 2008).

	(i)	Form of Performance Shares Agreement under the ADTRAN, Inc. 2006 Employee Stock Incentive Plan (Exhibit 10.1 to ADTRAN’s Form 8-K filed November 12, 2008).

	(j)	Form of Performance Shares Agreement under the ADTRAN, Inc. 2006 Employee Stock Incentive Plan (Exhibit 10.1 to ADTRAN’s Form 8-K filed November 9, 2010).

	(k)	ADTRAN, Inc. 2015 Employee Stock Incentive Plan (Exhibit 10.1 to ADTRAN’s Form 8-K filed May 15, 2015).

	(l)	ADTRAN, Inc. Deferred Compensation Program for Employees, as amended and restated as of June 1, 2010 (Exhibit 10.3(n) to ADTRAN’s Form 10-K filed February 24, 2016).

	(m)	ADTRAN, Inc. Deferred Compensation Program for Directors, as amended and restated as of June 1, 2010 (Exhibit 10.3(o) to ADTRAN’s Form 10-K filed February 24, 2016).

	(n)	ADTRAN, Inc. Equity Deferral Program for Employees, as amended and restated as of October 1, 2011 (Exhibit 10.3(p) to ADTRAN’s Form 10-K filed February 24, 2016).

	(o)	ADTRAN, Inc. Equity Deferral Program for Directors, as amended and restated as of October 1, 2011 (Exhibit 10.3(q) to ADTRAN’s Form 10-K filed February 24, 2016).

	(p)	Employment Agreement, dated October 29, 2015, between Roger Shannon and ADTRAN, Inc. (Exhibit 10.3(r) to ADTRAN’s Form 10-K filed February 24, 2016).

Exhibit Number	Description

21*	Subsidiaries of ADTRAN.

23**	Consent of PricewaterhouseCoopers LLP.

24*	Powers of Attorney.

31**	Rule 13a-14(a)/15d-14(a) Certifications.

32**	Section 1350 Certifications.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed with the Annual Report on Form 10-K originally filed on February 28, 2019
**	Filed herewith

ADTRAN, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)	Balance at Beginning of Period	Charged to Costs & Expenses	Deductions	Balance at End of Period
Year ended December 31, 2018
Allowance for Doubtful Accounts	$—	128	—	$128
Inventory Reserve	$23,355	7,006	352	$30,009
Warranty Liability	$9,724	7,392	8,493	$8,623
Deferred Tax Asset Valuation Allowance	$6,006	—	190	$5,816
Year ended December 31, 2017
Allowance for Doubtful Accounts	$—	—	—	$—
Inventory Reserve	$25,249	6,406	8,300	$23,355
Warranty Liability	$8,548	6,951	5,775	$9,724
Deferred Tax Asset Valuation Allowance	$6,149	18	161	$6,006
Year ended December 31, 2016
Allowance for Doubtful Accounts	$19	—	19	$—
Inventory Reserve	$26,675	3,303	4,729	$25,249
Warranty Liability	$8,739	8,561	8,752	$8,548
Deferred Tax Asset Valuation Allowance	$7,250	69	1,170	$6,149

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this twentieth day of September, 2019.

ADTRAN, Inc. (Registrant)

By:	/s/ Michael Foliano
Michael Foliano
Senior Vice President of Finance and Chief Financial
Officer