Form 10-Q
period 2019-06-30
ADTRAN INC
filed 2019-09-20
CIK 926282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 000-24612

ADTRAN, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	63-0918200
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
901 Explorer Boulevard Huntsville, Alabama	35806-2807
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (256) 963-8000

                                              Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.01 per share	ADTN	The NASDAQ Global Select Market

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

As of August 1, 2019, the registrant had 47,826,323 shares of common stock, $0.01 par value per share, outstanding.

ADTRAN, Inc.

Quarterly Report on Form 10-Q

For the Three and Six Months Ended June 30, 2019

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of ADTRAN, Inc. (“ADTRAN”, the “Company”, “we”, “our” or “us”). ADTRAN and its representatives may from time to time make written or oral forward-looking statements, including statements contained in this report, our other filings with the Securities and Exchange Commission (the “SEC”) and other communications with our stockholders. Any statement that does not directly relate to a historical or current fact is a forward-looking statement. Generally, the words, “believe”, “expect”, “intend”, “estimate”, “anticipate”, “will”, “may”, “could” and similar expressions identify forward-looking statements. We caution you that any forward-looking statements made by us or on our behalf are subject to uncertainties and other factors that could affect the accuracy of such statements. The following are some of the risks that could affect our financial performance or could cause actual results to differ materially from those expressed or implied in our forward-looking statements:

•

Material weaknesses in our internal control over financial reporting, such as those identified in Part I, Item 4 of this Form 10-Q, could, if not remediated, result in a loss of investor confidence in the reliability of our financial statements, which in turn could negatively affect the price of our common stock.

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

•	We expect gross margins to vary over time, and our levels of product and services gross margins may not be sustainable.
•	We must continue to update and improve our products and develop new products to compete and to keep pace with improvements in communications technology.
•	Our products may not continue to comply with evolving regulations governing their sale, which may harm our business.
•	We are subject to complex and evolving U.S. and foreign laws and regulations regarding privacy, data protection and other matters. Violations of these laws and regulations may harm our business.
•	Failure to comply with the U.S. Foreign Corrupt Practices Act and similar laws associated with our global activities could subject us to penalties or other adverse consequences.
•	Our operating results may be adversely affected due to uncertain global economic and financial market conditions.
•	Our failure or the failure of our contract manufacturers to comply with applicable environmental regulations could adversely impact our results of operations.
•	If our products do not interoperate with our customers’ networks, installations may be delayed or cancelled, which could harm our business.
•	The lengthy sales and approval process required by major and other SPs for new products could result in fluctuations in our revenue.
•

We engage in research and development activities to develop new, innovative solutions and improve the application of developed technologies, and as a consequence may miss certain market opportunities enjoyed by larger companies with substantially greater research and development efforts.

•	We depend heavily on sales to certain customers; the loss of any of these customers would significantly reduce our revenues and net income.
•	If we are unable to integrate recent and future acquisitions successfully, it could adversely affect our operating results, financial condition and cash flow.
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

•	Managing our inventory is complex and may include write-downs of excess or obsolete inventory.
•	The continuing growth of our international operations could expose us to additional risks, increase our costs and adversely affect our operating results, financial condition and cash flow.
•	We may be adversely affected by fluctuations in currency exchange rates.
•	Our success depends on our ability to reduce the selling prices of succeeding generations of our products.
•	Breaches in our information systems and cyber-attacks could compromise our intellectual property and cause significant damage to our business and reputation.
•	Our failure to maintain rights to intellectual property used in our business could adversely affect the development, functionality and commercial value of our products.

•	Software under license from third parties for use in certain of our products may not continue to be available to us on commercially reasonable terms.
•	Our use of open source software could impose limitations on our ability to commercialize our products.
•	We may incur liabilities or become subject to litigation that would have a material effect on our business.
•	Consolidation and deterioration in the Competitive Local Exchange Carrier (CLEC) market could result in a significant decrease in our revenue.
•	We depend on distributors who maintain inventories of our products. If the distributors reduce their inventories of these products, our sales could be adversely affected.
•	If we are unable to successfully develop and maintain relationships with system integrators, service providers and enterprise VARs, our sales may be negatively affected.
•	If we fail to manage our exposure to worldwide financial and securities markets successfully, our operating results and financial statements could be materially impacted.
•	New or revised tax regulations, changes in our effective tax rate or assessments arising from tax audits may have an adverse impact on our results.
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

The foregoing list of risks is not exclusive. For a more detailed description of the risk factors associated with our business, see Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 28, 2019 (as amended on September 20, 2019, the “2018 Form 10-K”), as well as the risk factors set forth in Part II, Item 1A of this Form 10-Q. We caution investors, that other factors may prove to be important in the future in affecting our operating results. New factors emerge from time to time, and it is not possible for us to predict all of these factors, nor can we assess the impact each factor or a combination of factors may have on our business.

You are further cautioned not to place undue reliance on these forward-looking statements because they speak only of our views as of the date that the statements were made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADTRAN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	June 30,	December 31,
	2019	2018
ASSETS
Current Assets
Cash and cash equivalents	$106,817	$105,504
Short-term investments	30,888	3,246
Accounts receivable, less allowance for doubtful accounts of $81 and $128 at June 30, 2019 and December 31, 2018, respectively	116,661	99,385
Other receivables	24,984	36,699
Inventory, net	95,110	99,848
Prepaid expenses and other current assets	8,909	10,744
Total Current Assets	383,369	355,426
Property, plant and equipment, net	78,813	80,635
Deferred tax assets, net	39,033	37,187
Goodwill	6,968	7,106
Intangibles, net	30,503	33,183
Other assets	13,820	5,668
Long-term investments	87,280	108,822
Total Assets	$639,786	$628,027
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$63,827	$60,054
Bonds payable	25,600	1,000
Unearned revenue	12,910	17,940
Accrued expenses	14,331	11,746
Accrued wages and benefits	19,126	14,752
Income tax payable, net	9,571	12,518
Total Current Liabilities	145,365	118,010
Non-current unearned revenue	4,265	5,296
Other non-current liabilities	44,181	33,842
Bonds payable	—	24,600
Total Liabilities	193,811	181,748
Commitments and contingencies (see Note 16)
Stockholders’ Equity
Common stock, par value $0.01 per share; 200,000 shares authorized; 79,652 shares issued and 47,811 shares outstanding at June 30, 2019 and 79,652 shares issued and 47,751 shares outstanding at December 31, 2018	797	797
Additional paid-in capital	270,983	267,670
Accumulated other comprehensive loss	(14,095)	(14,416)
Retained earnings	878,630	883,975
Less treasury stock at cost: 31,841 and 31,901 shares at June 30, 2019 and December 31, 2018, respectively	(690,340)	(691,747)
Total Stockholders’ Equity	445,975	446,279
Total Liabilities and Stockholders’ Equity	$639,786	$628,027

See accompanying notes to condensed consolidated financial statements.

ADTRAN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Sales
Network Solutions	$139,167	$115,063	$264,989	$220,316
Services & Support	17,224	12,985	35,193	28,538
Total Sales	156,391	128,048	300,182	248,854
Cost of Sales
Network Solutions	80,175	69,629	150,909	138,241
Services & Support	11,201	8,423	23,646	20,884
Total Cost of Sales	91,376	78,052	174,555	159,125
Gross Profit	65,015	49,996	125,627	89,729
Selling, general and administrative expenses	33,619	32,080	68,751	65,611
Research and development expenses	32,064	30,729	63,711	63,578
Gain on contingency	(1,230)	—	(1,230)	—
Operating Income (Loss)	562	(12,813)	(5,605)	(39,460)
Interest and dividend income	692	913	1,283	1,779
Interest expense	(127)	(132)	(254)	(264)
Net investment gain	2,485	990	8,411	893
Other income (expense), net	(205)	(217)	650	(274)
Gain on bargain purchase of a business, net	—	—	—	11,322
Income (Loss) Before Benefit for Income Taxes	3,407	(11,259)	4,485	(26,004)
Benefit for income taxes	588	3,589	280	7,520
Net Income (Loss)	$3,995	$(7,670)	$4,765	$(18,484)

Weighted average shares outstanding – basic	47,802	47,856	47,792	48,043
Weighted average shares outstanding – diluted	48,036	47,856	47,939	48,043

Earnings (loss) per common share – basic	$0.08	$(0.16)	$0.10	$(0.38)
Earnings (loss) per common share – diluted	$0.08	$(0.16)	$0.10	$(0.38)

See accompanying notes to condensed consolidated financial statements.

ADTRAN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net Income (Loss)	$3,995	$(7,670)	$4,765	$(18,484)
Other Comprehensive Income (Loss), net of tax
Net unrealized gains (losses) on available-for-sale securities	107	104	292	(3,308)
Defined benefit plan adjustments	150	5	271	67
Foreign currency translation	533	(3,424)	(627)	(2,582)
Other Comprehensive Income (Loss), net of tax	790	(3,315)	(64)	(5,823)
Comprehensive Income (Loss), net of tax	$4,785	$(10,985)	$4,701	$(24,307)

See accompanying notes to condensed consolidated financial statements.

ADTRAN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at January 1, 2019	79,652	$797	$267,670	$883,975	$(691,747)	$(14,416)	$446,279
Net income				770			770
Adoption of new accounting standards (See Note 1)				(381)		385	4
Other comprehensive loss, net of tax						(854)	(854)
Dividend payments ($0.09 per share)				(4,301)			(4,301)
Dividends accrued on unvested RSUs				(18)			(18)
PSUs, RSUs and restricted stock vested				(865)	857		(8)
Purchase of treasury stock					(184)		(184)
Stock-based compensation expense			1,859				1,859
Balance at March 31, 2019	79,652	$797	$269,529	$879,180	$(691,074)	$(14,885)	$443,547
Net income				3,995			3,995
Other comprehensive income, net of tax						790	790
Dividend payments ($0.09 per share)				(4,303)			(4,303)
Dividends accrued on unvested RSUs				(34)			(34)
Stock options exercised				(208)	734		526
Stock-based compensation expense			1,454				1,454
Balance at June 30, 2019	79,652	$797	$270,983	$878,630	$(690,340)	$(14,095)	$445,975

See accompanying notes to condensed consolidated financial statements.

ADTRAN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at January 1, 2018	79,652	$797	$260,515	$922,178	$(682,284)	$(3,295)	$497,911
Net loss				(10,814)			(10,814)
Adoption of new accounting standards				3,499			3,499
Other comprehensive loss, net of tax						(2,508)	(2,508)
Dividend payments ($0.09 per share)				(4,367)			(4,367)
Dividends accrued on unvested RSUs				(2)			(2)
Stock options exercised				(150)	519		369
PSUs, RSUs and restricted stock vested				(733)	733		—
Purchase of treasury stock					(10,171)		(10,171)
Stock-based compensation expense			1,819				1,819
Balance at March 31, 2018	79,652	$797	$262,334	$909,611	$(691,203)	$(5,803)	$475,736
Net loss				(7,670)			(7,670)
Other comprehensive loss, net of tax						(3,315)	(3,315)
Dividend payments ($0.09 per share)				(4,312)			(4,312)
Dividends accrued on unvested RSUs				7			7
PSUs, RSUs and restricted stock vested				(49)	49		—
Purchase of treasury stock					(2,603)		(2,603)
Stock-based compensation expense			1,784				1,784
Balance at June 30, 2018	79,652	$797	$264,118	$897,587	$(693,757)	$(9,118)	$459,627

See accompanying notes to condensed consolidated financial statements.

ADTRAN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$4,765	$(18,484)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,913	7,526
Amortization of net premium on available-for-sale investments	(57)	20
Net gain on long-term investments	(8,411)	(893)
Net loss on disposal of property, plant and equipment	58	68
Gain on contingency	(1,230)	—
Gain on bargain purchase of a business	—	(11,322)
Gain on life insurance proceeds	(1,000)	—
Stock-based compensation expense	3,313	3,603
Deferred income taxes	(1,880)	(16,384)
Changes in operating assets and liabilities:
Accounts receivable, net	(17,288)	66,931
Other receivables	11,678	9
Inventory, net	4,612	2,063
Prepaid expenses and other assets	4,715	10,157
Accounts payable, net	5,009	683
Accrued expenses and other liabilities	640	2,008
Income tax payable	(2,830)	6,945
Net cash provided by operating activities	11,007	52,930

Cash flows from investing activities:
Purchases of property, plant and equipment	(4,307)	(4,183)
Proceeds from sales and maturities of debt and equity investments	24,306	86,436
Purchases of debt and equity investments	(21,544)	(89,801)
Life insurance proceeds received	1,000	—
Acquisition of business	13	(7,806)
Net cash used in investing activities	(532)	(15,354)

Cash flows from financing activities:
Proceeds from stock option exercises	526	369
Purchases of treasury stock	(184)	(12,774)
Dividend payments	(8,604)	(8,679)
Net cash used in financing activities	(8,262)	(21,084)

Net increase in cash and cash equivalents	2,213	16,492
Effect of exchange rate changes	(900)	(2,606)
Cash and cash equivalents, beginning of period	105,504	86,433
Cash and cash equivalents, end of period	$106,817	$100,319

Supplemental disclosure of non-cash investing activities:
Purchases of property, plant and equipment included in accounts payable	$205	$209

See accompanying notes to condensed consolidated financial statements.

ADTRAN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share amounts)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of ADTRAN®, Inc. and its subsidiaries (“ADTRAN”, the “Company”, “we”, “our” or “us”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable to interim financial information presented in Quarterly Reports on Form 10-Q. Accordingly, certain information and notes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements are not included herein. The December 31, 2018 Condensed Consolidated Balance Sheet is derived from audited financial statements, but does not include all disclosures required by GAAP.

In the opinion of management, all adjustments necessary to fairly state these interim statements have been recorded and are of a normal and recurring nature. The results of operations for an interim period are not necessarily indicative of the results for the full year. The interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in ADTRAN’s Annual Report on Form 10-K/A for the year ended December 31, 2018, filed on September 20, 2019, with the SEC.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expense during the reporting period. Our more significant estimates include the excess, obsolete and slow moving inventory reserves, warranty reserves, customer rebates, determination of the deferred and accrued revenue components of multiple performance obligations sales agreements, estimated costs to complete obligations associated with deferred and accrued revenue, estimated income tax provision and income tax contingencies, the fair value of stock-based compensation, impairment of goodwill, valuation and estimated lives of intangible assets, estimated pension liability, fair value of investments and the evaluation of other-than-temporary declines in the value of investments. Actual amounts could differ significantly from these estimates.

During the three months ended June 30, 2019, the Company revised the methodology in how it estimates its excess and obsolete inventory reserves. Under the revised methodology, we establish reserves for estimated excess and obsolete inventory equal to the difference between the cost of the inventory and the estimated net realizable value of the inventory based on historical usage, known trends, inventory age, and market conditions. When we dispose of excess and obsolete inventories, the related disposals are charged against the inventory reserve. See Note 8 of Notes to Condensed Consolidated Financial Statements for additional information.

Correction of Immaterial Misstatements.

During the three months ended June 30, 2019, the Company determined that there was an immaterial misstatement of its excess and obsolete inventory reserves in its previously issued annual and interim financial statements. The Company corrected this misstatement by recognizing a $0.8 million out-of-period adjustment during the three months ended June 30, 2019, which increased its excess and obsolete inventory reserve and cost of goods sold for the period. For the six months ended June 30, 2019, the out-of-period adjustment was a cumulative $0.2 million reduction in its excess and obsolete inventory reserve and cost of goods sold. In addition, the Company determined that a $1.0 million cash inflow related to an insurance recovery was incorrectly classified as a cash flow from operations instead of a cash flow from investing activities within the unaudited Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2019. The accompanying Unaudited Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2019 correctly reflects the $1.0 million insurance recovery as a cash inflow from investing activities. Management has determined that these misstatements were not material to any of its previously issued financial statements and that correction of the misstatements is also not material to the current or estimated annual 2019 financial results on both a quantitative and qualitative basis.

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires the measurement and recognition of expected credit losses for financial instruments held at amortized cost. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326 Financial Instruments – Credit Losses, that clarifies receivables arising from operating leases are not within the scope of the credit losses standard, but rather should be accounted for in accordance with the leases standard. In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments–Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which clarifies the accounting for transfers between classifications of debt securities and clarifies that entities should include expected recoveries on financial assets in the calculation of the current expected credit loss allowance. In addition, renewal options that are not unconditionally cancelable should be considered in the determination of expected credit losses. In May 2019, the FASB issued ASU 2019-05, Financial Instruments – Credit Losses (Topic 326): Targeted Transition Relief, which amends ASU 2016-13 to allow companies, upon adoption, to elect the fair value option on financial instruments that were previously recorded at amortized cost if they meet certain criteria. All of these ASUs are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the effect these ASUs will have on our consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which changes the fair value measurement disclosure requirements of Accounting Standards Codification (“ASC”) 820, Fair Value Measurement. The amendments in this ASU are the result of a broader disclosure project, Concepts Statement No. 8 — Conceptual Framework for Financial Reporting — Chapter 8 — Notes to Financial Statements, which the FASB finalized on August 28, 2018. The FASB used the guidance in the Concepts Statement to improve the effectiveness of ASC 820’s disclosure requirements. ASU 2018-13 provides users of financial statements with information about assets and liabilities measured at fair value in the statement of financial position or disclosed in the notes to the financial statements. More specifically, ASU 2018-13 requires disclosures about the valuation techniques and inputs that are used to arrive at measures of fair value, including judgments and assumptions that are made in determining fair value. In addition, ASU 2018-13 requires disclosures regarding the uncertainty in the fair value measurements as of the reporting date and how changes in fair value measurements affect performance and cash flows. ASU 2018-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. We are currently evaluating the effect of ASU 2018-13, but do not expect it will have a material effect on our financial statement disclosures.

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

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.  ASU 2018-15 clarifies certain aspects of ASU 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. Specifically, ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementations costs incurred to develop or obtain internal use software. ASU 2018-15 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the effect of ASU 2018-15, but do not expect it will have a material effect on our consolidated financial statements.

Recently Adopted Accounting Pronouncements

During 2019, we adopted the following accounting standards, which had the following impacts on our consolidated financial statements:

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires an entity to recognize right-of-use assets and lease liabilities on the balance sheet and to disclose key information about the entity’s leasing arrangements. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, which clarified certain aspects of ASU 2016-02, as well as ASU 2018-11, Leases (Topic 842), Targeted Improvements, which provided for an optional transition method allowing for the application of the legacy lease guidance, Leases (Topic 840), including its disclosure requirements, for the comparative periods presented in the year of adoption, with the cumulative effect of initially applying the new lease standard recognized as an adjustment to retained earnings as of the date of adoption. In March 2019, the FASB issued ASU 2019-01, Leases (Topic 842) Codification Improvements, which removed the requirement for an entity to disclose in the interim periods after adoption, the effect of the change on income from continuing operations, net income, any other affected financial statement line item, and any affected per share amount. For lessors, the new leasing standard requires leases to be classified as sales-type, direct financing or operating leases. These criteria focus on the transfer of control of the underlying lease asset. This standard and related updates were effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.

The Company adopted the new standard on January 1, 2019, the effective date of our initial application, using the optional transition method. The Company has elected to carry forward the legacy ASC 840 disclosures for comparative periods and, therefore, did not adjust the comparative period financial information prior to January 1, 2019. In addition, the Company elected the package of practical expedients which allows for companies to not reassess whether any expired or existing contracts are or contain leases, not reassess historical lease classifications for expired or existing contracts and not reassess initial direct costs for existing leases. Additionally, the Company elected the practical expedients which allow the use of hindsight when determining the lease term, the short-term lease recognition exemption and the option to not separate lease and non-lease components. The adoption of this standard resulted in the recognition of a right-of-use asset and corresponding right-of-use liability on our Condensed Consolidated Balance Sheet of $10.3 million, primarily related to our operating leases for office space, automobiles and other equipment.

As a lessee, the adoption of this standard did not have a material impact on our Condensed Consolidated Statement of Income or Statement of Cash Flow. See Note 11 for additional information.

As a lessor, the adoption of this standard did not have a material impact on the Company’s Condensed Consolidated Balance Sheet, Condensed Consolidated Statement of Income or Condensed Statement of Cash Flow. Prior to and after adoption, all of our leases in which we are the lessor were classified as sales-types leases.

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

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Comprehensive Income. ASU 2018-02 allowed for an optional reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. ASU 2018-02 was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company adopted ASU 2018-02 on January 1, 2019, and upon adoption reclassified $0.4 million of stranded tax effects created by rate changes related to the Tax Cuts and Jobs Act of 2017 to retained earnings. See Note 12 for additional information.

2.  BUSINESS COMBINATIONS

On November 30, 2018, we acquired SmartRG, Inc., a provider of carrier-class, open connected home platforms and cloud services for broadband service providers in exchange for cash consideration. This transaction was accounted for as a business combination. We have included the financial results of this acquisition in our consolidated financial statements since the date of acquisition. The revenue from the SmartRG portfolio is included in the Subscriber Solutions & Experience category within the Network Solutions and Services & Support reportable segments.

Contingent liabilities with a fair value totaling $1.2 million were recognized at the acquisition date, the payments of which were dependent upon SmartRG achieving future revenue, EBIT or customer purchase order milestones during the first half of 2019. The required milestones were not achieved and, therefore, we recognized a gain of $1.2 million upon the reversal of these liabilities during the second quarter of 2019.

An escrow in the amount of $2.8 million was set up at the acquisition date to fund post-closing working capital settlements and to satisfy indemnity obligations to the Company arising from any inaccuracy or breach of representations, warranties, covenants, agreements or obligations of the sellers. The escrow is subject to arbitration with final settlement expected during the fourth quarter of 2020. The minimum and maximum potential release of funds to the sellers ranges from zero to $2.8 million.

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

The final allocation of the purchase price to the estimated fair value of the assets acquired and liabilities assumed at the acquisition date for SmartRG are as follows:

(In thousands)
Assets
Tangible assets acquired	$8,594
Intangible assets	9,960
Goodwill	3,476
Total assets acquired	22,030
Liabilities
Liabilities assumed	(6,001)
Total liabilities assumed	(6,001)
Total purchase price	$16,029

The details of the acquired intangible assets from the SmartRG acquisition are as follows:

(In thousands)	Value	Life (in years)
Developed technology	$7,400	7
Customer relationships	1,790	3
Licensing agreements	560	5 – 10
Trade name	210	3
Total	$9,960

For the three and six months ended June 30, 2019, we incurred amortization of acquired intangibles of $0.6 million and $1.2 million, respectively, related to the SmartRG acquisition. No acquisition-related expenses were incurred during the three and six months ended June 30, 2018 related to the SmartRG acquisition.

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

We recorded a bargain purchase gain, net of income taxes, of $11.3 million during the first quarter of 2018, which represents the difference between the fair-value of the net assets acquired over the cash paid. We assessed the recognition and measurement of the assets acquired and liabilities assumed based on historical and forecasted data for future periods and concluded that our valuation procedures and resulting measures were appropriate.

The following unaudited supplemental pro forma information presents the financial results of the Company, for the six months ended June 30, 2018, as if the acquisition of the Sumitomo EPON business had occurred on January 1, 2017. This unaudited supplemental pro forma information does not purport to be indicative of what would have occurred had the acquisition been completed on January 1, 2017, nor is it indicative of any future results. There were no material, non-recurring adjustments to this unaudited pro forma information.

Six Months Ended
(In thousands)	June 30, 2018
Pro forma revenue	$250,114
Pro forma net loss	$(31,020)

3. REVENUE

The following is a description of the principal activities from which we generate our revenue by reportable segment.

Network Solutions Segment

Network Solutions includes hardware products and software-defined next-generation virtualized solutions used in service provider or business networks, as well as prior generation products. The majority of the revenue from this segment is from hardware sales. In certain transactions, we are also the lessor in sales-type lease arrangements for network equipment. These arrangements typically include network equipment, network implementation services and maintenance services. Network implementation services and maintenance services are included in the Services & Support segment discussed below. See Note 11 for additional information.

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

The following table disaggregates our revenue by reportable segment and revenue category for the three months ended June 30, 2019 and 2018:

	For the Three Months Ended
	June 30, 2019			June 30, 2018
(In thousands)	Network Solutions	Services & Support	Total	Network Solutions	Services & Support	Total
Access & Aggregation	$96,262	$13,159	$109,421	$75,222	$9,520	$84,742
Subscriber Solutions & Experience(1)	38,444	2,058	40,502	33,306	1,254	34,560
Traditional & Other Products	4,461	2,007	6,468	6,535	2,211	8,746
Total	$139,167	$17,224	$156,391	$115,063	$12,985	$128,048

(1)

Subscriber Solutions & Experience was formerly reported as Customer Devices. With the increasing focus on enhancing the customer experience for both our business and consumer broadband customers and the addition of SmartRG during the fourth quarter of 2018, Subscriber Solutions & Experience more accurately represents this revenue category.

The following table disaggregates our revenue by reportable segment and revenue category for the six months ended June 30, 2019 and 2018:

	For the Six Months Ended
	June 30, 2019			June 30, 2018
(In thousands)	Network Solutions	Services & Support	Total	Network Solutions	Services & Support	Total
Access & Aggregation	$181,935	$27,264	$209,199	$144,607	$21,815	$166,422
Subscriber Solutions & Experience(1)	73,163	4,092	77,255	62,083	2,578	64,661
Traditional & Other Products	9,891	3,837	13,728	13,626	4,145	17,771
Total	$264,989	$35,193	$300,182	$220,316	$28,538	$248,854

(1)

Subscriber Solutions & Experience was formerly reported as Customer Devices. With the increasing focus on enhancing the customer experience for both our business and consumer broadband customers and the addition of SmartRG during the fourth quarter of 2018, Subscriber Solutions & Experience more accurately represents this revenue category.

Revenue is measured based on the consideration we expect to receive in exchange for transferring goods or providing services to a customer and as performance obligations under the terms of the contract are satisfied. For transactions where there are multiple performance obligations, we account for individual products and services separately if they are distinct (if a product or service is separately identifiable from other items and if a customer can benefit from it on its own or with other resources that are readily available to the customer). As of June 30, 2019, we did not have any significant performance obligations related to customer contracts that had an original expected duration of one year or more, other than maintenance services, which are satisfied over time.

The following table provides information about receivables, contract assets and unearned revenue from contracts with customers:

(In thousands)	June 30, 2019	December 31, 2018
Accounts receivable, net	$116,661	$99,385
Contract assets(1)	$2,251	$3,766
Unearned revenue	$12,910	$17,940
Non-current unearned revenue	$4,265	$5,296

(1)	Included in other receivables on the Condensed Consolidated Balance Sheet.

Of the outstanding unearned revenue balance at December 31, 2018, $3.6 million and $10.5 million was recognized as revenue during the three and six months ended June 30, 2019, respectively.

4. INCOME TAXES

Our effective tax rate decreased from a benefit of 20.1%, excluding the tax effect of the bargain purchase gain, in the six months ended June 30, 2018, to a benefit of 6.2% in the six months ended June 30, 2019. The decrease in the effective tax rate between the two periods was primarily driven by the shift to profitability in the six months ended June 30, 2019, with tax expense being offset by a 29.1% rate reduction related to a transfer pricing study completed during the second quarter of 2019 that resulted in the assignment of operating expenditures to specific company locations, and the effective income tax rates among the respective jurisdictions.

The Company continually reviews the adequacy of the valuation allowance and recognizes the benefits of deferred tax assets only as the reassessment indicates that it is more likely than not that the deferred tax assets will be recognized in accordance with ASC 740, Income Taxes. As of June 30, 2019, we had net deferred tax assets of $39.0 million. Since management continues to assess the realization of these deferred tax assets and related valuation allowance(s), as such, we may release a portion of the valuation allowance or establish a new valuation allowance based on operations in the jurisdictions in which these assets arose. Our assessment includes the evaluation of evidence, some of which requires significant judgment, including historical operating results, the evaluation of our three-year cumulative income position, future taxable income projections and tax planning strategies. Due to operating losses incurred in prior quarters in the United States, the Company is currently near breakeven on its three-year cumulative income position for this tax jurisdiction. Should the Company determine that a valuation allowance is needed in the future due to management’s conclusion that it is no longer more likely than not that the Company will be able to utilize its deferred tax assets in a particular jurisdiction, it could have a material effect on our consolidated financial statements.

5. PENSION BENEFIT PLAN

We maintain a defined benefit pension plan covering employees in certain foreign countries.

The following table summarizes the components of net periodic pension cost for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2019	2018	2019	2018
Service cost	$368	$303	$743	$611
Interest cost	159	185	321	372
Expected return on plan assets	(348)	(394)	(703)	(793)
Amortization of actuarial losses	199	63	402	127
Net periodic pension cost	$378	$157	$763	$317

The components of net periodic pension cost, other than the service cost component, are included in other income (expense), net in the Condensed Consolidated Statements of Income. Service cost are included in cost of sales, selling, general and administrative expenses and research and development expenses in the Condensed Consolidated Statements of Income.

6. STOCK-BASED COMPENSATION

The following table summarizes stock-based compensation expense related to stock options, performance stock units (PSUs), restricted stock units (RSUs) and restricted stock for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2019	2018	2019	2018
Stock-based compensation expense included in cost of sales	$85	$102	$189	$197
Selling, general and administrative expense	662	995	1,725	2,030
Research and development expense	707	687	1,399	1,376
Stock-based compensation expense included in operating expenses	1,369	1,682	3,124	3,406
Total stock-based compensation expense	1,454	1,784	3,313	3,603
Tax benefit for expense associated with stock options, PSUs, RSUs and restricted stock	(332)	(340)	(775)	(724)
Total stock-based compensation expense, net of tax	$1,122	$1,444	$2,538	$2,879

Stock Options

The following table is a summary of our stock options outstanding as of December 31, 2018 and June 30, 2019, and the changes that occurred during the six months ended June 30, 2019:

	Number of Stock Options (in thousands)	Weighted Avg. Exercise Price (per share)	Weighted Avg. Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Stock options outstanding, December 31, 2018	4,382	$22.91	4.10	$—
Stock options exercised	(34)	$15.53
Stock options forfeited	(10)	$15.67
Stock options expired	(156)	$24.50
Stock options outstanding, June 30, 2019	4,182	$22.93	3.64	$—
Stock options exercisable, June 30, 2019	3,942	$23.39	3.47	$—

At June 30, 2019, total unrecognized compensation expense related to non-vested stock options was approximately $0.3 million, which is expected to be recognized over an average remaining recognition period of 0.4 years.

All of the options above were issued at exercise prices that approximated fair market value at the date of grant.

The aggregate intrinsic value of stock options represents the total pre-tax intrinsic value (the difference between ADTRAN’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2019. The amount of aggregate intrinsic value will change based on the fair market value of ADTRAN’s stock and was zero as of June 30, 2019. The total pre-tax intrinsic value of options exercised during the six months ended June 30, 2019 was $0.1 million.

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

There were no stock options granted during the three and six months ended June 30, 2019 or 2018.

PSUs, RSUs and Restricted Stock

The following table is a summary of our PSUs, RSUs and restricted stock outstanding as of December 31, 2018 and June 30, 2019 and the changes that occurred during the six months ended June 30, 2019:

	Number of Shares (in thousands)	Weighted Avg. Grant Date Fair Value (per share)
Unvested PSUs, RSUs and restricted stock outstanding, December 31, 2018	1,570	$18.52
PSUs, RSUs and restricted stock granted	59	$12.54
PSUs, RSUs and restricted stock vested	(1)	$18.86
PSUs, RSUs and restricted stock forfeited	(63)	$16.66
Unvested PSUs, RSUs and restricted stock outstanding, June 30, 2019	1,565	$18.37

The fair value of our PSUs with market and performance conditions is calculated using a Monte Carlo simulation valuation method. The fair value of RSUs and restricted stock is equal to the closing price of our stock on the business day immediately preceding the grant date.

At June 30, 2019, total unrecognized compensation expense related to the non-vested portion of market-based PSUs, RSUs and restricted stock was approximately $14.2 million, which is expected to be recognized over an average remaining recognition period of 2.6 years. In addition, there was $8.3 million of unrecognized compensation expense related to unvested 2017 performance-based PSUs, which will be recognized over the remaining requisite service period of 0.5 years if achievement of the performance obligation becomes probable. For the three and six months ending June 30, 2019 and 2018, no compensation expense was recognized related to these 2017 performance-based PSUs.

At June 30, 2019, 2.6 million stock options, PSUs, RSUs or restricted stock were available for grant under shareholder-approved equity plans.

7. INVESTMENTS

Debt Securities and Other Investments

At June 30, 2019, we held the following debt securities and other investments, recorded at either fair value or cost:

	Amortized	Gross Unrealized		Carrying
(In thousands)	Cost	Gains	Losses	Value
Corporate bonds	$14,132	$111	$(4)	$14,239
Municipal fixed-rate bonds	930	—	(3)	927
Asset-backed bonds	6,580	32	(3)	6,609
Mortgage/Agency-backed bonds	5,362	23	(6)	5,379
U.S. government bonds	5,027	6	(6)	5,027
Foreign government bonds	1,852	1	(1)	1,852
Available-for-sale debt securities held at fair value	$33,883	$173	$(23)	$34,033
Restricted investment held at cost				25,600
Other investments held at cost				1,199
Total carrying value of available-for-sale investments				$60,832

At December 31, 2018, we held the following debt securities and other investments, recorded at either fair value or cost:

	Amortized	Gross Unrealized		Carrying
(In thousands)	Cost	Gains	Losses	Value
Corporate bonds	$20,777	$19	$(112)	$20,684
Municipal fixed-rate bonds	1,339	—	(26)	1,313
Asset-backed bonds	5,230	5	(14)	5,221
Mortgage/Agency-backed bonds	3,833	2	(44)	3,791
U.S. government bonds	9,271	1	(66)	9,206
Foreign government bonds	592	—	(8)	584
Available-for-sale debt securities held at fair value	$41,042	$27	$(270)	$40,799
Restricted investment held at cost				25,600
Other investments held at cost				397
Total carrying value of available-for-sale investments				$66,796

As of June 30, 2019, our debt securities had the following contractual maturities:

(In thousands)	Corporate bonds	Municipal fixed-rate bonds	Asset- backed bonds	Mortgage / Agency- backed bonds	U.S. government bonds	Foreign government bonds
Less than one year	$2,749	$—	$96	$—	$2,443	$—
One to two years	8,460	927	430	264	—	891
Two to three years	3,030	—	1,667	588	1,346	961
Three to five years	—	—	2,018	510	1,238	—
Five to ten years	—	—	1,772	425	—	—
More than ten years	—	—	626	3,592	—	—
Total	$14,239	$927	$6,609	$5,379	$5,027	$1,852

Actual maturities may differ from contractual maturities as some borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Realized gains and losses on sales of debt securities are computed under the specific identification method. The following table presents gross realized gains and losses related to our debt securities:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2019	2018	2019	2018
Gross realized gains on debt securities	$8	$25	$49	$25
Gross realized losses on debt securities	(14)	(241)	(33)	(315)
Total gain (loss) recognized, net	$(6)	$(216)	$16	$(290)

Our investment policy provides limitations for issuer concentration, which limits, at the time of purchase, the concentration in any one issuer to 5% of the market value of our total investment portfolio.

At June 30, 2019, we held a $25.6 million restricted certificate of deposit that is carried at cost. This investment serves as a collateral deposit against the principal amount outstanding under loans made to ADTRAN pursuant to an Alabama State Industrial Development Authority revenue bond (the “Bond”), which totaled $25.6 million at June 30, 2019 and December 31, 2018. At June 30, 2019 and December 31, 2018, the estimated fair value of the Bond using a level 2 valuation technique was approximately $25.6 million and $25.4 million, respectively, based on a debt security with a comparable interest rate and maturity and a Standard and Poor’s credit rating of AAA. We have the right to offset the balance of the Bond with the collateral deposit in order to reduce the balance of the indebtedness. The Bond matures on January 1, 2020, and bears interest at the rate of 2% per annum. In conjunction with this program, we are eligible to receive certain economic incentives from the State of Alabama that reduce the amount of payroll withholdings we are required to remit to the state for those employment positions that qualify under this program. We are required to make payments in the amounts necessary to pay the interest on the amounts currently outstanding. We have made annual principal payments in addition to the interest amounts that are due. The restricted funds held as collateral against the outstanding principal amount of the Bond will be used to pay the outstanding principal and interest upon the Bond’s maturity on January 1, 2020.

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

ASU 2016-01 also provides a measurement alternative for equity investments that do not have a readily determinable fair value in which investments can be recorded at cost less impairment, if any, adjusted for observable price changes for an identical or similar investment. We elected to record our equity investment that does not have a readily determinable fair value using the measurement alternative method. As of December 31, 2018, the Company had a note receivable of approximately $4.3 million, which was included in other receivables on the Condensed Consolidated Balance Sheet. During the three months ended March 31, 2019, this amount was repaid as follows. Approximately $3.4 million was issued as an equity investment, which represented a non-cash investing activity. The carrying value of this investment under the measurement alternative was $3.4 million as of June 30, 2019. The remaining amount was converted into a new note receivable, which is included in other receivables on the Condensed Consolidated Balance Sheet and represents a non-cash operating activity.

Realized and unrealized gains and losses for our marketable equity securities for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2019	2018	2019	2018
Realized gains (losses) on equity securities sold	$(49)	$(52)	$(63)	$347
Unrealized gains on equity securities held	2,540	1,258	8,458	836
Total gain recognized, net	$2,491	$1,206	$8,395	$1,183

As of June 30, 2019 and 2018, gross unrealized losses related to individual investments in a continuous loss position for twelve months or longer were not material.

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

		Fair Value Measurements at June 30, 2019 Using
(In thousands)	Cost or Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$1,337	$1,337	$—	$—
Commercial paper	2,973	—	2,973	—
Cash equivalents	4,310	1,337	2,973	—
Available-for-sale debt securities
Corporate bonds	14,239	—	14,239	—
Municipal fixed-rate bonds	927	—	927	—
Asset-backed bonds	6,609	—	6,609	—
Mortgage/Agency-backed bonds	5,379	—	5,379	—
U.S. government bonds	5,027	5,027	—	—
Foreign government bonds	1,852	—	1,852	—
Marketable equity securities
Marketable equity securities – various industries	32,548	32,548	—	—
Equity in escrow	185	185	—	—
Deferred compensation plan assets	21,228	21,228	—	—
Total debt and equity securities at fair value	87,994	58,988	29,006	—
Other investments held at cost
Other investments	3,375	—	—	—
Total other investments held at cost	3,375	—	—	—
Total	$95,679	$60,325	$31,979	$—

		Fair Value Measurements at December 31, 2018 Using
(In thousands)	Cost or Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$1,554	$1,554	$—	$—
Cash equivalents	1,554	1,554	—	—
Available-for-sale debt securities
Corporate bonds	20,684	—	20,684	—
Municipal fixed-rate bonds	1,313	—	1,313	—
Asset-backed bonds	5,221	—	5,221	—
Mortgage/Agency-backed bonds	3,791	—	3,791	—
U.S. government bonds	9,206	9,206	—	—
Foreign government bonds	584	—	584	—
Marketable equity securities
Marketable equity securities – various industries	26,763	26,763	—	—
Equity in escrow	253	253	—	—
Deferred compensation plan assets	18,256	18,256	—	—
Total debt and equity securities at fair value	86,071	54,478	31,593	—
Total	$87,625	$56,032	$31,593	$—

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

8. INVENTORY

At June 30, 2019 and December 31, 2018, inventory consisted of the following:

	June 30,	December 31,
(In thousands)	2019	2018
Raw materials	$38,844	$45,333
Work in process	1,383	1,638
Finished goods	54,883	52,877
Total	$95,110	$99,848

Inventory reserves are established for estimated excess and obsolete inventory equal to the difference between the cost of the inventory and the estimated net realizable value of the inventory based on historical usage, known trends, inventory age, and market conditions. At June 30, 2019 and December 31, 2018, our inventory reserve was $31.0 million and $30.0 million, respectively.

9. GOODWILL

Goodwill, all of which relates to our acquisitions of Bluesocket, Inc. in 2011 and SmartRG in 2018, was $7.0 million and $7.1 million at June 30, 2019 and December 31, 2018, respectively, of which $6.6 million and $0.4 million is allocated to our Network Solutions and Services & Support reportable segments, respectively, as of June 30, 2019, and of which $6.7 million and $0.4 million was allocated to our Network Solutions and Services & Support reportable segments, respectively, as of December 31, 2018. Goodwill related to our SmartRG acquisition was reduced by $0.1 million during the six months ended June 30, 2019, as a result of a measurement period adjustment.

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

10. INTANGIBLE ASSETS

Intangible assets include intangibles acquired in conjunction with several acquisitions since 2011, with the most recent being SmartRG, Inc. in November 2018.

The following table presents our intangible assets as of June 30, 2019 and December 31, 2018:

	June 30, 2019			December 31, 2018
(In thousands)	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Customer relationships	$22,414	$(6,311)	$16,103	$22,455	$(5,380)	$17,075
Developed technology	10,170	(2,810)	7,360	12,801	(4,867)	7,934
Licensed technology	5,900	(847)	5,053	5,900	(520)	5,380
Supplier relationships	2,800	(1,808)	992	2,800	(1,108)	1,692
Licensing agreements	560	(43)	517	560	(5)	555
Patents	500	(191)	309	500	(157)	343
Trade names	310	(141)	169	310	(106)	204
Total	$42,654	$(12,151)	$30,503	$45,326	$(12,143)	$33,183

Amortization expense was $1.3 million and $1.0 million for the three months ended June 30, 2019 and 2018 respectively, and $2.7 million and $1.5 million for the six months ended June 30, 2019 and 2018.

As of June 30, 2019, the estimated future amortization expense of our intangible assets was as follows:

(In thousands)	Amount
Remainder of 2019	$2,665
2020	4,448
2021	4,099
2022	3,475
2023	3,322
Thereafter	12,494
Total	$30,503

11. LEASES

Operating Lease Arrangements

We have operating leases for office space, automobiles, and various other equipment in the United States and in certain international locations in which we do business. We also have other contracts, such as manufacturing agreements and service agreements, which we reviewed to determine if they contain any embedded leases. We specifically reviewed these other contracts to determine whether we have the right to substantially all of the economic benefit from the use of any specified assets or the right to direct the use of any specified assets, either of which would indicate the existence of a lease.

As of June 30, 2019, our operating leases have remaining lease terms of one month to six years, some of which include options to extend the leases for up to three years, and some of which include options to terminate the leases within three months. For those leases that are reasonably assured to be renewed, we have included the option to extend as part of our right of use asset and right of use liability. Leases with an initial term of 12 months or less are not recorded on the balance sheet and lease expense for these leases is recognized on a straight-line basis over the lease term. Lease expense related to these short-term leases was $0.1 million and $0.3 million for the three and six months ended June 30, 2019, respectively, and is included in selling, general and administrative expenses on the Condensed Consolidated Statements of Income. For lease agreements entered into or reassessed after the adoption of Topic 842, we elected the practical expedient which allows us to not separate lease and non-lease components. None of our lease agreements contain any material residual value guarantees or material restrictive covenants.

Supplemental balance sheet information related to operating leases is as follows:

		June 30,	January 1,
(In thousands)	Classification	2019	2019 (1)
Assets
Operating lease asset	Other assets	$8,838	$10,322
Total lease assets		$8,838	$10,322

Liabilities
Current operating lease liability	Accrued expenses	$2,514	$2,948
Non-current operating lease liability	Other non-current liabilities	6,349	7,374
Total lease liability		$8,863	$10,322

(1)	Reflects the adoption of the new lease accounting standard on January 1, 2019.

The components of lease expense included in the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2019 are as follows:

(In thousands)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Selling, general and administrative expenses	$349	$698
Research and development expenses	430	884
Cost of sales	17	33
Total operating lease expense	$796	$1,615

As of June 30, 2019, operating lease liabilities included on the Condensed Consolidated Balance Sheet by future maturity are as follows:

(In thousands)	Amount
Remainder of 2019	$1,583
2020	2,203
2021	2,047
2022	1,560
2023	1,173
Thereafter	756
Total lease payments	9,322
Less: Interest	(459)
Present value of lease liabilities	$8,863

Operating lease payments include $1.2 million related to options to extend lease terms that are reasonably certain of being exercised. There are no legally binding leases that have not yet commenced.

As of December 31, 2018, future minimum rental payments under non-cancelable operating leases, including renewals determined to be reasonably assured as of December 31, 2018, with original maturities of greater than 12 months, are as follows:

(In thousands)	Amount (1)
2019	$3,873
2020	3,580
2021	2,771
2022	2,053
2023	1,317
Thereafter	762
Total	$14,356
(1)	Certain renewal options were subsequently determined to not be reasonably assured of renewal upon the Company’s adoption of the new lease accounting standard on January 1, 2019.

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

As of June 30, 2019
Weighted average remaining lease term (years)
Operating leases with USD functional currency	2.9
Operating leases with Euro functional currency	4.8
Weighted average discount rate
Operating leases with USD functional currency	4.61%
Operating leases with Euro functional currency	1.85%

Supplemental cash flow information related to operating leases was as follows:

(In thousands)	As of June 30, 2019
Cash paid for amounts included in the measurement of operating lease liabilities / assets
Cash used in operating activities related to operating leases	$(797)

Right-of-use assets obtained in exchange for lease obligations	$10,396

Sales-Type Lease Arrangements

We are the lessor in sales-type lease arrangements for network equipment, which have initial terms of up to five years. Our sales-type lease arrangements contain either a provision whereby the network equipment reverts back to us upon the expiration of the lease or a provision that allows the lessee to purchase the network equipment at a bargain purchase amount. In addition, our sales-type lease arrangements do not contain any residual value guarantees or material restrictive covenants. The allocation of the consideration between lease and non-lease components is determined by standalone sales price by component. The net investment in sales-type leases consists of lease receivables less unearned income. Collectability of sales-type leases is evaluated periodically at an individual customer level. At June 30, 2019 and December 31, 2018, we had no allowance for credit losses for our net investment in sales-type leases. As of June 30, 2019 and December 31, 2018, the components of the net investment in sales-type leases were as follows:

	June 30,	December 31,
(In thousands)	2019	2018
Current minimum lease payments receivable (included in other receivables)	$6,360	$11,339
Non-current minimum lease payments receivable (included in other assets)	1,286	1,670
Total minimum lease payments receivable	7,646	13,009
Less: Current unearned revenue	495	631
Less: Non-current unearned revenue	269	473
Net investment in sales-type leases	$6,882	$11,905

The components of sales-type lease gross profit recognized at the lease commencement date and interest and dividend income, included in the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2019, are as follows:

(In thousands)	Classification	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Sales type leases	Sales - Network Solutions	$109	$1,621
Sales type leases	Cost of sales - Network Solutions	44	635
Sales type leases	Gross profit	$65	$986

Sales type leases	Interest and dividend income	$99	$186

As of June 30, 2019, future minimum lease payments to be received from sales-type leases are as follows:

(In thousands)	Amount
Remainder of 2019	$5,705
2020	1,112
2021	525
2022	220
2023	81
Thereafter	3
Total	$7,646

12. STOCKHOLDERS’ EQUITY

Stock Repurchase Program

Since 1997, our Board of Directors has approved multiple share repurchase programs that have authorized repurchases of our common stock, which are implemented through open market or private purchases from time to time as conditions warrant. During the six months ended June 30, 2019, we repurchased 13,000 shares of our common stock at an average price of $14.06 per share. As of June 30, 2019, we had the authority to purchase an additional 2.5 million shares of our common stock under the current authorization of up to 5.0 million shares.

Other Comprehensive Income

The following tables present the changes in accumulated other comprehensive income (loss), net of tax, by component for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019
(In thousands)	Unrealized Gains (Losses) on Available- for-Sale Securities	Defined Benefit Plan Adjustments	Foreign Currency Adjustments	ASU 2018-02 Adoption (1)	Total
As of March 31, 2019	$(378)	$(7,920)	$(6,972)	$385	$(14,885)
Other comprehensive income before reclassifications	180	—	533	—	713
Amounts reclassified from accumulated other comprehensive income (loss)	(73)	150	—	—	77
Net current period other comprehensive income	107	150	533	—	790
As of June 30, 2019	$(271)	$(7,770)	$(6,439)	$385	$(14,095)

(1)	With the adoption of ASU 2018-02 on January 1, 2019, stranded tax effects related to the Tax Cuts and Jobs Act of 2017 were reclassified to retained earnings. See Note 1.

	Three Months Ended June 30, 2018
(In thousands)	Unrealized Gains (Losses) on Available- for-Sale Securities	Defined Benefit Plan Adjustments	Foreign Currency Adjustments	Total
As of March 31, 2018	$(845)	$(4,224)	$(734)	$(5,803)
Other comprehensive loss before reclassifications	(82)	—	(3,424)	(3,506)
Amounts reclassified from accumulated other comprehensive income	186	5	—	191
Net current period other comprehensive income (loss)	104	5	(3,424)	(3,315)
As of June 30, 2018	$(741)	$(4,219)	$(4,158)	$(9,118)

The following tables present the changes in accumulated other comprehensive income (loss), net of tax, by component for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30, 2019
(In thousands)	Unrealized Gains (Losses) on Available- for-Sale Securities	Defined Benefit Plan Adjustments	Foreign Currency Adjustments	ASU 2018-02 Adoption	Total
As of December 31, 2018	$(563)	$(8,041)	$(5,812)	$—	$(14,416)
Other comprehensive income (loss) before reclassifications	411	—	(627)	—	(216)
Amounts reclassified from accumulated other comprehensive income (loss)	(119)	271	—	—	152
Amounts reclassified to retained earnings (1)	—	—	—	385	385
Net current period other comprehensive income (loss)	292	271	(627)	385	321
As of June 30, 2019	$(271)	$(7,770)	$(6,439)	$385	$(14,095)
(1)	With the adoption of ASU 2018-02 on January 1, 2019, stranded tax effects related to the Tax Cuts and Jobs Act of 2017 were reclassified to retained earnings. See Note 1.

	Six Months Ended June 30, 2018
(In thousands)	Unrealized Gains (Losses) on Available- for-Sale Securities	Defined Benefit Plan Adjustments	Foreign Currency Adjustments	Total
As of December 31, 2017	$2,567	$(4,286)	$(1,576)	$(3,295)
Other comprehensive (loss) before reclassifications	(339)	—	(2,582)	(2,921)
Amounts reclassified from accumulated other comprehensive income	251	67	—	318
Amounts reclassified to retained earnings (1)	(3,220)	—	—	(3,220)
Net current period other comprehensive income (loss)	(3,308)	67	(2,582)	(5,823)
As of June 30, 2018	$(741)	$(4,219)	$(4,158)	$(9,118)
(1)	With the Company’s adoption of ASU 2016-01 on January 1, 2018, unrealized gains on our equity investments were reclassified to retained earnings. See Note 7.

The following tables present the details of reclassifications out of accumulated other comprehensive income (loss) for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019
Details about Accumulated Other Comprehensive Income (Loss) Components (In thousands)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income Is Presented
Unrealized gains (losses) on available-for-sale securities:
Net realized gains on sales of securities	$99	Net investment gain (loss)
Defined benefit plan adjustments – actuarial losses	(217)	(1)
Total reclassifications for the period, before tax	(118)
Tax benefit	41
Total reclassifications for the period, net of tax	$(77)
(1)	Included in the computation of net periodic pension cost. See Note 5.

	Three Months Ended June 30, 2018
Details about Accumulated Other Comprehensive Income (Loss) Components (In thousands)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income Is Presented
Unrealized gain (losses) on available-for-sale securities:
Net realized losses on sales of securities	$(251)	Net investment gain (loss)
Defined benefit plan adjustments – actuarial losses	(7)	(1)
Total reclassifications for the period, before tax	(258)
Tax benefit	67
Total reclassifications for the period, net of tax	$(191)

(1)	Included in the computation of net periodic pension cost. See Note 5.

The following tables present the details of reclassifications out of accumulated other comprehensive income (loss) for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30, 2019
Details about Accumulated Other Comprehensive Income (Loss) Components (In thousands)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income Is Presented
Unrealized gains (losses) on available-for-sale securities:
Net realized gains on sales of securities	$161	Net investment gain (loss)
Defined benefit plan adjustments – actuarial losses	(393)	(1)
Total reclassifications for the period, before tax	(232)
Tax benefit	80
Total reclassifications for the period, net of tax	$(152)

(1)	Included in the computation of net periodic pension cost. See Note 5.

	Six Months Ended June 30, 2018
Details about Accumulated Other Comprehensive Income (Loss) Components (In thousands)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income Is Presented
Unrealized gains (losses) on available-for-sale securities:
Net realized losses on sales of securities	$(324)	Net investment gain (loss)
Defined benefit plan adjustments – actuarial losses	(97)	(1)
Total reclassifications for the period, before tax	(421)
Tax benefit	103
Total reclassifications for the period, net of tax	$(318)

(1)	Included in the computation of net periodic pension cost. See Note 5.

The following table presents the tax effects related to the change in each component of other comprehensive income (loss) for the three months ended June 30, 2019 and 2018:

	Three Months Ended			Three Months Ended
	June 30, 2019			June 30, 2018
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Unrealized gains (losses) on available-for-sale securities	$243	$(63)	$180	$(111)	$29	$(82)
Reclassification adjustment for amounts related to available-for-sale investments included in net income (loss)	(99)	26	(73)	251	(65)	186
Reclassification adjustment for amounts related to defined benefit plan adjustments included in net income (loss)	217	(67)	150	7	(2)	5
Foreign currency translation adjustment	533	—	533	(3,424)	—	(3,424)
Total Other Comprehensive Income (Loss)	$894	$(104)	$790	$(3,277)	$(38)	$(3,315)

The following table presents the tax effects related to the change in each component of other comprehensive income (loss) for the six months ended June 30, 2019 and 2018:

	Six Months Ended			Six Months Ended
	June 30, 2019			June 30, 2018
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Unrealized gains (losses) on available-for-sale securities	$555	$(144)	$411	$(458)	$119	$(339)
Reclassification adjustment for amounts related to available-for-sale investments included in net income (loss)	(161)	42	(119)	324	(73)	251
Reclassification adjustment for amounts reclassed to retained earnings related to the adoption of ASU 2016-01	—	—	—	(3,220)	—	(3,220)
Reclassification adjustment for amounts related to defined benefit plan adjustments included in net income (loss)	393	(122)	271	97	(30)	67
Foreign currency translation adjustment	(627)	—	(627)	(2,582)	—	(2,582)
Total Other Comprehensive Income (Loss)	$160	$(224)	$(64)	$(5,839)	$16	$(5,823)

13. EARNINGS (LOSS) PER SHARE

A summary of the calculation of basic and diluted earnings (loss) per share for the three and six months ended June 30, 2019 and 2018 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2019	2018	2019	2018
Numerator
Net income (loss)	$3,995	$(7,670)	$4,765	$(18,484)
Denominator
Weighted average number of shares – basic	47,802	47,856	47,792	48,043
Effect of dilutive securities
Stock options	7	—	—	—
PSUs, RSUs and restricted stock	227	—	147	—
Weighted average number of shares – diluted	48,036	47,856	47,939	48,043
Earnings (loss) per share – basic	$0.08	$(0.16)	$0.10	$(0.38)
Earnings (loss) per share – diluted	$0.08	$(0.16)	$0.10	$(0.38)

For the three months ended June 30, 2019 and 2018, 1.9 million and 5.0 million, respectively, and for the six months ended June 30, 2019 and 2018, 2.3 million and 4.8 million, respectively, stock options were outstanding but were not included in the computation of diluted earnings (loss) per share because the stock options’ exercise prices were greater than the average market price of the common shares, during the applicable periods, therefore making them anti-dilutive under the treasury stock method. For the three months ended June 30, 2019 and 2018, 15,000 and 0.1 million, respectively, and for both the six months ended June 30, 2019 and 2018, 0.1 million PSUs, RSUs and restricted stock awards were not included in the computation of diluted earnings (loss) per share because the weighted average assumed proceeds per share were greater than the average market price of the common shares, during the applicable periods, therefore making them anti-dilutive under the treasury stock method.

14. SEGMENT INFORMATION

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

We evaluate the performance of our segments based on gross profit; therefore, selling, general and administrative expenses, research and development expenses, interest and dividend income, interest expense, net investment gain, other income (expense) and (provision) benefit for income taxes are reported on a company-wide, functional basis only. There is no inter-segment revenue.

The following table presents information about the reported sales and gross profit of our reportable segments for the three and six months ended June 30, 2019 and 2018. We do not produce asset information by reportable segment; therefore, it is not reported.

	Three Months Ended
	June 30, 2019		June 30, 2018
(In thousands)	Sales	Gross Profit	Sales	Gross Profit
Network Solutions	$139,167	$58,992	$115,063	$45,434
Services & Support	17,224	6,023	12,985	4,562
Total	$156,391	$65,015	$128,048	$49,996

	Six Months Ended
	June 30, 2019		June 30, 2018
(In thousands)	Sales	Gross Profit	Sales	Gross Profit
Network Solutions	$264,989	$114,080	$220,316	$82,075
Services & Support	35,193	11,547	28,538	7,654
Total	$300,182	$125,627	$248,854	$89,729

Sales by Category

In addition to our reporting segments, we also report revenue for the following three categories – Access & Aggregation, Subscriber Solutions & Experience (formerly Customer Devices) and Traditional & Other Products.

The table below presents sales information by category for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2019	2018	2019	2018
Access & Aggregation	$109,421	$84,742	$209,199	$166,422
Subscriber Solutions & Experience	40,502	34,560	77,255	64,661
Traditional & Other Products	6,468	8,746	13,728	17,771
Total	$156,391	$128,048	$300,182	$248,854

The following table represents sales information by geographic area for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2019	2018	2019	2018
United States	$75,288	$68,222	$147,816	$130,308
International	81,103	59,826	152,366	118,546
Total	$156,391	$128,048	$300,182	$248,854

15. LIABILITY FOR WARRANTY RETURNS

Our products generally include warranties of 90 days to five years for product defects. We accrue for warranty returns at the time revenue is recognized based on our estimate of the cost to repair or replace the defective products. We engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers. Our products continue to become more complex in both size and functionality as many of our product offerings migrate from line card applications to total systems. The increasing complexity of our products will cause warranty incidences, when they arise, to be more costly. Our estimates regarding future warranty obligations may change due to product failure rates, material usage and other rework costs incurred in correcting a product failure. In addition, from time to time, specific warranty accruals may be recorded if unforeseen problems arise. Should our actual experience relative to these factors be worse than our estimates, we will be required to record additional warranty expense. Alternatively, if we provide for more reserves than we require, we will reverse a portion of such provisions in future periods. The liability for warranty obligations totaled $9.0 million and $8.6 million at June 30, 2019 and December 31, 2018, respectively, which amounts are included in accrued expenses in the accompanying Condensed Consolidated Balance Sheets.

A reconciliation of the beginning and ending warranty accrual for the three and six months ended June 30, 2019 and 2018 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2019	2018	2019	2018
Warranty accrual at beginning of period	$8,802	$9,687	$8,623	$9,724
Plus: Amounts charged to expense	1,849	4,860	2,980	6,683
Less: Deductions	(1,679)	(4,436)	(2,631)	(6,296)
Warranty accrual at end of period	$8,972	$10,111	$8,972	$10,111

16. COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, we may be subject to various legal proceedings and claims, including employment disputes, patent claims, disputes over contract agreements and other commercial disputes. In some cases, claimants may seek damages or other relief, such as royalty payments related to patents, which, if granted, could require significant expenditures. Although the outcome of any claim or litigation can never be certain, it is our opinion that the outcome of all contingencies of which we are currently aware will not materially affect our business, operations, financial condition or cash flows.

We have committed to invest up to an aggregate of $7.9 million in two private equity funds, of which $7.7 million has been applied to these commitments as of June 30, 2019.

17. RESTRUCTURING

In February 2019, we announced the restructuring of certain of our workforce predominantly in Germany, which included the closure of the office location in Munich, Germany accompanied by relocation or severance benefits for the affected employees. We also offered voluntary early retirement to certain other employees, which was announced to employees in March 2019.  The restructuring is expected to be completed in the fourth quarter of 2019.

In January 2018, we announced an early retirement incentive program for employees that met certain requirements. The cumulative amount incurred during the year ended December 31, 2018 related to this restructuring program was $7.3 million, of which $1.0 million and $7.0 million was incurred during the three and six months ended June 30, 2018, respectively. We do not expect to incur any additional expenses related to this restructuring program.

A reconciliation of the beginning and ending restructuring liability, which is included in accrued wages and benefits on the Condensed Consolidated Balance Sheet, is as follows:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
(In thousands)	2019	2019
Balance at beginning of period	$1,971	$185
Plus: Amounts charged to cost and expense	1,400	3,463
Less: Amounts paid	(716)	(993)
Balance at end of period	$2,655	$2,655

The components of restructuring expense in the Condensed Consolidated Statements of Income are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2019	2018	2019	2018
Selling, general and administrative expenses	$703	$634	$1,547	$2,400
Research and development expenses	647	—	1,231	1,814
Cost of sales	50	391	685	2,761
Total restructuring expenses	$1,400	$1,025	$3,463	$6,975

18. SUBSEQUENT EVENTS

On July 17, 2019, we announced that our Board of Directors declared a quarterly cash dividend of $0.09 per common share to be paid to stockholders of record at the close of business on August 1, 2019. The dividend was paid on August 15, 2019 and totaled $4.3 million.

In September 2019, we entered into an operating lease for office space in India. This lease has an initial term of five years and includes an option to renew for an additional five-year period. As a result of this agreement, we will record a right-of-use asset and corresponding lease liability of approximately $10.2 million in our Condensed Consolidated Balance Sheet during the third quarter of 2019.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and the related notes that appear in Part I, Item 1 of this document.  In addition, the following discussion should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2018, Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Part I, Item 1, Business, and Item 1A, Risk Factors, included in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2019 (the “2018 Form 10-K”).

This discussion is designed to provide the reader with information that will assist in understanding our consolidated financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our condensed consolidated financial statements. See “Cautionary Note Regarding Forward-Looking Statements” on page 2 of this report for a description of important factors that could cause actual results to differ from expected results. See also Item 1A, Risk Factors, of the 2018 Form 10‑K.

OVERVIEW

ADTRAN is a leading global provider of networking and communications equipment, serving a diverse domestic and international customer base in multiple countries that includes Tier-1, -2 and -3 service providers, Cable/MSOs and distributed enterprises. Our innovative solutions and services enable voice, data, video and internet communications across a variety of network infrastructures and are currently in use by millions worldwide. We support our customers through our direct global sales organization and our distribution networks. Our success depends upon our ability to increase unit volume and market share through the introduction of new products and succeeding generations of products having lower selling prices and increased functionality as compared to both the prior generation of a product and to the products of competitors. In order to service our customers and build revenue, we are constantly conducting research and development (“R&D”) of new products addressing customer needs and testing those products for the particular specifications of the particular customers. We are focused on being a top global supplier of access infrastructure and related value-added solutions from the cloud edge to the subscriber edge. We offer a broad portfolio of flexible software and hardware network solutions and services that enable service providers to meet today’s service demands, while enabling them to transition to the fully-converged, scalable, highly-automated, cloud-controlled voice, data, internet and video network of the future. In addition to our corporate headquarters in Huntsville, Alabama, we have R&D facilities in strategic global locations.

An important part of our strategy is to reduce the cost of each succeeding product generation and then lower the product’s selling price based on the cost savings achieved in order to gain market share and/or improve gross margins. As a part of this strategy, we seek to be a high-quality, and in most instances the low-cost, provider of products in our markets. Our success to date is attributable in large measure to our ability to design our products initially with a view to their subsequent redesign, allowing both increased functionality and reduced manufacturing costs in each succeeding product generation. This strategy enables us to sell succeeding generations of products to existing customers, while increasing our market share by selling these enhanced products to new customers.

The Company made two acquisitions in 2018, strengthening its position in both the Cable/MSO and connected home markets. In the first quarter of 2018, we acquired Sumitomo Electric Lightwave Corp.’s (“SEL”) North American EPON business and certain assets for North America and entered into a technology license and OEM supply agreement with Sumitomo Electric Industries, Ltd. (“SEI”). These solutions, combined with our organic fiber access product portfolio and our distributed access expertise, present new opportunities in the Cable/MSO market. Also, in the fourth quarter of 2018, we acquired U.S.-based SmartRG, an industry-leading provider of carrier-class, connected-home software platforms and cloud services for broadband service providers. With this acquisition, ADTRAN now offers a complete cloud-to-consumer portfolio of virtualized management, data analytics, Wi-Fi-enabled residential gateways and software platforms.

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

•

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

•

Subscriber Solutions & Experience (formerly Customer Devices) includes open connected home platforms, cloud services and any of our solutions and services that deliver residential and/or enterprise subscribers an immersive and interactive broadband experience from the service provider’s access network. These products, software and services include SmartRG solutions and applications, NetVanta Enterprise IP business gateways, access routers, Ethernet switches, ProCloud service offerings, residential and enterprise operating systems (such as SmartOS and AOS), Bluesocket Wi-Fi portfolio, service provider and Cable/MSO Optical Network Terminals (ONTs), as well as related software applications and services. In alignment with our increased focus on enhancing customer experience for both business and consumer broadband customers as well as the addition of SmartRG during 2018, Customer Devices is now known as Subscriber Solutions & Experience, as this more accurately represents this revenue category and our vision moving forward.

•

Traditional & Other Products generally includes a mix of prior generation technologies’ products and services, as well as other products and services that do not fit within the Access & Aggregation or Subscriber Solutions & Experience categories.

See Note 14 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report for further information regarding these segments and revenue categories.

Our operating results have fluctuated on a quarterly basis in the past, and may vary significantly in future periods, due to a number of factors, including customer order activity and purchase order backlog. Although the timing of our product deliveries in response to customer orders results in very little purchase order backlog. Such backlog levels vary because of seasonal trends, the timing of customer projects and other factors that affect customer order lead times. Many of our customers require prompt delivery of products. This requires us to maintain sufficient inventory levels to satisfy anticipated customer demand. If near-term demand for our products declines, or if potential sales in any quarter do not occur as anticipated, our financial results could be adversely affected. In the second quarter of 2019, we had three 10% of revenue customers geographically diversified in Latin America (“LATAM”), Europe, and the U.S. For the third and fourth quarter of 2019, our current expectations include the effect of a temporary slowdown in capital spending in one of these regions for access at a Tier-1 European carrier customer for the remainder of 2019, however the full effect of this slowdown has not yet been determined. We believe that normal spending should resume at the beginning of 2020. Operating expenses are relatively fixed in the short term; therefore, a shortfall in quarterly revenue could significantly impact our financial results in a given quarter.

Our operating results may also fluctuate as a result of a number of other factors, including a decline in general economic and market conditions, foreign currency exchange rate movements, changes related to domestic and international tariffs, increased competition, customer order patterns, changes in product and services mix, timing differences between price decreases and product cost reductions, product warranty returns, expediting costs and announcements of new products by us or our competitors. Additionally, maintaining sufficient inventory levels to assure prompt delivery of our products increases the amount of inventory that may become obsolete and increases the risk that the obsolescence of this inventory may have an adverse effect on our business and operating results. Also, not maintaining sufficient inventory levels to assure prompt delivery of our products may cause us to incur expediting costs to meet customer delivery requirements, which may negatively impact our operating results in a given quarter.

Accordingly, our historical financial performance is not necessarily a meaningful indicator of future results, and in general, management expects that our financial results may vary from period to period. Factors that could materially affect our business, financial condition or operating results are included in Part I, Item 1A of the 2018 Form 10-K and in Part II, Item 1A of this Form 10-Q.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to our critical accounting policies and estimates from those disclosed in in our 2018 Form 10-K/A, other than as described in the below.

During the three months ended June 30, 2019, the Company changed the manner in which it estimates its excess and obsolete inventory reserves. Under the new policy, we establish reserves for estimated excess and obsolete inventory equal to the difference between the cost of the inventory and the estimated net realizable value of the inventory based on historical usage, known trends, inventory age, and market conditions. When we dispose of excess and obsolete inventories, the related disposals are charged against the inventory reserve. See Note 8 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for additional information.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition, which is incorporated herein by reference.

RESULTS OF OPERATIONS – THREE AND SIX MONTHS ENDED JUNE 30, 2019 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2018

The following table presents selected financial information derived from our Condensed Consolidated Statements of Income expressed as a percentage of sales for the periods indicated. Amounts may not foot due to rounding.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Sales
Network Solutions	89.0%	89.9%	88.3%	88.5%
Services & Support	11.0	10.1	11.7	11.5
Total Sales	100.0	100.0	100.0	100.0
Cost of Sales
Network Solutions	51.3	54.4	50.3	55.6
Services & Support	7.2	6.6	7.9	8.4
Total Cost of Sales	58.4	61.0	58.1	63.9
Gross Profit	41.6	39.0	41.9	36.1
Selling, general and administrative expenses	21.5	25.1	22.9	26.4
Research and development expenses	20.5	24.0	21.2	25.5
Gain on contingency	(0.8)	—	(0.4)	—
Operating Income (Loss)	0.4	(10.0)	(1.9)	(15.9)
Interest and dividend income	0.4	0.7	0.4	0.7
Interest expense	(0.1)	(0.1)	(0.1)	(0.1)
Net investment gain	1.6	0.8	2.8	0.4
Other income (expense), net	(0.1)	(0.2)	0.2	(0.1)
Gain on bargain purchase of a business, net	—	—	—	4.5
Income (Loss) Before Benefit for Income Taxes	2.2	(8.8)	1.5	(10.4)
Benefit for income taxes	0.4	2.8	0.1	3.0
Net Income (Loss)	2.6%	(6.0)%	1.6%	(7.4)%

SALES

Our sales increased 22.1% from $128.0 million for the three months ended June 30, 2018 to $156.4 million for the three months ended June 30, 2019, and increased 20.6% from $248.9 million for the six months ended June 30, 2018 to $300.2 million for the six months ended June 30, 2019. The increase in sales for the three and six months ended June 30, 2019 was primarily attributable to $24.7 million and $42.8 million increase in Access & Aggregation products, respectively, and $5.9 million and $12.6 million increase in sales of our Subscriber Solutions & Experience products, respectively, partially offset by a $2.3 million and a $4.0 million decrease in sales of our Traditional & Other Products, respectively.

Network Solutions segment sales increased 20.9% from $115.1 million for the three months ended June 30, 2018 to $139.2 million for the three months ended June 30, 2019, and increased 20.3% from $220.3 million for the six months ended June 30, 2018 to $265.0 million for the six months ended June 30, 2019. The increase in sales for the three and six months ended June 30, 2019 was primarily attributable to an increase in Access & Aggregation and Subscriber Solutions & Experience sales, partially offset by a decrease in Traditional & Other Products sales. The increase in Access & Aggregation sales for the three and six months ended June 30, 2019 was primarily attributable to increased fiber to the node (FTTN) products, Gfast distribution point units (DPUs) and fiber access and aggregation. The increase in Subscriber Solutions & Experience was primarily attributable to increased fiber CPE and network termination. While we expect that revenue from Traditional & Other Products will continue to decline over time, this revenue may fluctuate and continue for years because of the time required for our customers to transition to newer technologies.

Services & Support segment sales increased 32.6% from $13.0 million for the three months ended June 30, 2018 to $17.2 million for the three months ended June 30, 2019, and increased 23.3% from $28.5 million for the six months ended June 30, 2018 to $35.2 million for the six months ended June 30, 2019. The increase in sales for the three and six months ended June 30, 2019 was primarily attributable to an increase in network installation services for Access & Aggregation products and maintenance.

International sales, which are included in the amounts for the Network Solutions and Services & Support segments amounts discussed above, increased 35.6% from $59.8 million for the three months ended June 30, 2018 to $81.1 million for the three months ended June 30, 2019 and increased 28.5% from $118.5 million for the six months ended June 30, 2018 to $152.4 million for the six months ended June 30, 2019. International sales, as a percentage of total sales, increased from 46.7% for the three months ended June 30, 2018 to 51.9% for the three months ended June 30, 2019 and increased from 47.6% for the six months ended June 30, 2018 to 50.8% for the six months ended June 30, 2019. The increase in sales for the three and six months ended June 30, 2019, was primarily attributable to an increase in sales in LATAM and Asia Pacific (“APAC”), primarily attributable to network expansion programs of large Tier-1 customers.

Our international revenue is largely focused on broadband infrastructure and is affected by the decisions of our customers as to timing for installation of new technologies, expansion of their networks and/or network upgrades. Our international customers must make these decisions in the regulatory and political environment in which they operate – both nationally and in some instances, regionally – whether of a multi-country region or a more local region within a country. The competitive landscape in certain international markets is also affected by the increased presence of Asian manufacturers that seek to compete aggressively on price. Our revenue and operating income in some international markets can be negatively impacted by a strengthening U.S. dollar. Consequently, while we expect the global trend towards deployment of more robust broadband speeds and access to continue creating additional market opportunities for us, the factors described above may result in negative pressure on revenue and operating income.

COST OF SALES

As a percentage of sales, cost of sales decreased from 61.0% for the three months ended June 30, 2018 to 58.4% for the three months ended June 30, 2019 and decreased from 63.9% for the six months ended June 30, 2018 to 58.2% for the six months ended June 30, 2019. The decrease in cost of sales as a percentage of sales for the three months ended June 30, 2019 was primarily attributable to an increase in volume, a regional revenue shift, changes in customer and product mix and changes in services and support mix. The decrease in cost of sales as a percentage of sales for the six months ended June 30, 2019 was primarily attributable to an increase in volume, a regional revenue shift, changes in customer and product mix, changes in services and support mix and a decrease in labor expense as a result of a restructuring program initiated in the first quarter of 2018.

Network Solutions segment cost of sales, as a percentage of that segment’s sales, decreased from 60.5% for the three months ended June 30, 2018 to 57.6% for the three months ended June 30, 2019 and decreased from 62.7% for the six months ended June 30, 2018 to 57.0% for the six months ended June 30, 2019. The decrease in cost of sales as a percentage of sales for the three months ended June 30, 2019 was primarily attributable to an increase in volume, a regional revenue shift and changes in customer and product mix. The decrease in cost of sales as a percentage of sales for the six months ended June 30, 2019 was primarily attributable to an increase in volume, a regional revenue shift, changes in customer and product mix and a decrease in labor expense due to a restructuring program initiated in the first quarter of 2018.

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

Services & Support segment cost of sales, as a percentage of that segment’s sales, increased from 64.9% for the three months ended June 30, 2018 to 65.0% for the three months ended June 30, 2019 and decreased from 73.2% for the six months ended June 30, 2018 to 67.2% for the six months ended June 30, 2019. The increase in cost of sales as a percentage of sales for the three months ended June 30, 2019 was primarily attributable to customer mix and changes in services and support mix. The decrease in cost of sales as a percentage of sales for the six months ended June 30, 2019 was primarily attributable to an increase in volume, lower fixed personnel costs due to a restructuring program initiated in the first quarter of 2018, changes in customer mix and changes in services and support mix.

Our Services & Support segment revenue is comprised of network planning and implementation, maintenance, support and cloud-based management services, with network planning and implementation being the largest and fastest growing component in the long-term. Compared to our other services, such as maintenance, support and cloud-based management services, our network planning and implementation services typically utilize a higher percentage of internal and subcontracted engineers, professionals and contractors to perform the work for customers. The additional costs incurred to perform these infrastructure and labor-intensive services inherently result in lower average gross margins as compared to maintenance and support services.

As our network planning and implementation revenue grew to become the largest component of our Services & Support segment business, our Services & Support segment gross margins decreased versus those reported when maintenance and support comprised the majority of the business. Further, because the growth in our network planning and implementation services has resulted in our Services & Support segment revenue comprising a larger percentage of our overall revenue, and because our Services & Support segment gross margins are below those of the Network Solutions segment, our overall corporate gross margins have declined as that business has continued to grow. Within the Services & Support segment, we do expect variability in gross margins from quarter-to-quarter based on the mix of the services recognized.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased 4.8% from $32.1 million for the three months ended June 30, 2018 to $33.6 million for the three months ended June 30, 2019, and increased 4.8% from $65.6 million for the six months ended June 30, 2018 to $68.8 million for the six months ended June 30, 2019. The increase in selling, general and administrative expenses for the three months ended June 30, 2019 was primarily attributable to increases in incremental expenses as a result of the SmartRG acquisition, deferred compensation and short-term incentive compensation. The increase in selling, general and administrative expenses for the six months ended June 30, 2019 was primarily attributable to increases in deferred compensation and incremental expenses as a result of the SmartRG acquisition offset by decreases in stock-based compensation expense, commissions and restructuring expenses.

As a percentage of sales, selling, general and administrative expenses decreased from 25.1% for the three months ended June 30, 2018 to 21.5% for the three months ended June 30, 2019, and decreased from 26.4% for the six months ended June 30, 2018 to 22.9% for the six months ended June 30, 2019. Selling, general and administrative expenses as a percentage of sales may fluctuate whenever there is a significant fluctuation in revenue for the periods being compared.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased 4.3% from $30.7 million for the three months ended June 30, 2018 to $32.1 million for the three months ended June 30, 2019 and increased 0.2% from $63.6 million for the six months ended June 30, 2018 to $63.7 million for the six months ended June 30, 2019. The increase in research and development expenses for the three months ended June 30, 2019 was primarily attributable to increases in incremental expenses as a result of the SmartRG acquisition and restructuring expenses. The increase in research and development expense for the six months ended June 30, 2019 was primarily attributable to increases in contract services and increases in incremental expenses as a result of the SmartRG acquisition, partially offset by decreases in personnel expense and stock-based compensation expense.

As a percentage of sales, research and development expenses decreased from 24.0% for the three months ended June 30, 2018 to 20.5% for the three months ended June 30, 2019, and decreased from 25.5% for the six months ended June 30, 2018 to 21.2% for the six months ended June 30, 2019. Research and development expenses as a percentage of sales will fluctuate whenever there are incremental product development activities or significant fluctuations in revenue for the periods being compared.

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

GAIN ON CONTINGENCY

Gain on contingency, which was $1.2 million for the three and six months ended June 30, 2019, relates to the reversal of unearned contingent liabilities which were initially recognized upon the acquisition of SmartRG in the fourth quarter of 2018. See Note 2 of Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for additional information.

INTEREST AND DIVIDEND INCOME

Interest and dividend income decreased 24.2% from $0.9 million for the three months ended June 30, 2018 to $0.7 million for the three months ended June 30, 2019, and decreased 27.9% from $1.8 million for the six months ended June 30, 2018 to $1.3 million for the six months ended June 30, 2019. The changes in interest and dividend income for the three and six months ended June 30, 2019 were primarily attributable to fluctuations in investment balances.

INTEREST EXPENSE

Interest expense, which is primarily related to our taxable revenue bond, remained constant at $0.1 million in the three months ended June 30, 2018 and 2019 and $0.3 million in the six months ended June 30, 2018 and 2019, as we had no substantial change in our fixed-rate borrowing. See “Liquidity and Capital Resources” below for additional information on our revenue bond.

NET INVESTMENT GAIN

Net investment gain increased from $1.0 million for the three months ended June 30, 2018 to $2.5 million for the three months ended June 30, 2019, and increased from $0.9 million for the six months ended June 30, 2018 to $8.4 million for the six months ended June 30, 2019. The fluctuation in our net investment gain was primarily attributable to changes in fair value of equity securities recognized during the period. See Note 7 of Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report, and “Investing Activities” in “Liquidity and Capital Resources” below for additional information.

OTHER INCOME (EXPENSE), NET

Other income (expense), net is comprised primarily of miscellaneous income and gains and losses on foreign currency transactions. Other income (expense), net remained flat at $0.2 million of expense for the three months ended June 30, 2018 and 2019, and increased from $0.3 million of expense for the six months ended June 30, 2018 to $0.7 million of income for the six months ended June 30, 2019. The change in other income (expense), net for the six months ended June 30, 2019 was primarily attributable to the receipt of insurance proceeds from a life insurance policy.

GAIN ON BARGAIN PURCHASE OF A BUSINESS, NET

Gain on bargain purchase of a business, net, which was $11.3 million during the six months ended June 30, 2018, was related to our acquisition of Sumitomo Electric Lightwave Corp.’s North American EPON business and entry into a technology license and supply agreement with Sumitomo Electric Industries, Ltd. in March 2018. No gain on bargain purchase of a business was recorded during the three or six months ended June 30, 2019.

BENEFIT FOR INCOME TAXES

Our effective tax rate decreased from a benefit of 31.9% for the three months ended June 30, 2018 to a benefit of 17.3% for the three months ended June 30, 2019, and increased from a benefit of 20.1%, excluding the tax effect of the bargain purchase gain, for the six months ended June 30, 2018 to a benefit of 6.2% for the six months ended June 30, 2019. The increase in the effective tax rate between the two periods was primarily driven by the shift to profitability for the three and six months ended June 30, 2019, with tax expense being offset by a 29.1% rate reduction related to a transfer pricing study completed during the second quarter of 2019 that resulted in the assignment of operating expenditures to specific company locations, and the effective income tax rates among the respective jurisdictions.

NET INCOME (LOSS)

As a result of the above factors, net income (loss) increased $11.7 million from a net loss of $(7.7) million for the three months ended June 30, 2018 to net income of $4.0 million for the three months ended June 30, 2019, and increased $23.3 million from a net loss of $(18.5) million for the six months ended June 30, 2018 to net income of $4.8 million for the six months ended June 30, 2019.

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

At June 30, 2019, cash on hand was $106.8 million and short-term investments were $30.9 million, which resulted in available short-term liquidity of $137.7 million, of which $64.1 million was held by our foreign subsidiaries. At December 31, 2018, cash on hand was $105.5 million and short-term investments were $3.2 million, which resulted in available short-term liquidity of $108.7 million, of which $87.1 million was held by our foreign subsidiaries. The increase in short-term liquidity from December 31, 2018 to June 30, 2019 is primarily attributable to a restricted certificate of deposit of $25.6 million, which serves as collateral for our revenue bond, being reclassified from a long-term investment to a short-term investment.

Operating Activities

Our working capital, which consists of current assets less current liabilities, increased 0.2% from $237.4 million as of December 31, 2018 to $238.0 million as of June 30, 2019, and our current ratio, defined as current assets divided by current liabilities, decreased from 3.01 as of December 31, 2018 to 2.64 as of June 30, 2019. The slight increase in our working capital and decrease in our current ratio was primarily attributable to the reclassification of our bond payable to current liabilities as it matures in January 2020, as well as the reclassification of the related restricted certificate of deposit from a long-term investment to a short-term investment. The quick ratio, defined as cash, cash equivalents, short-term investments, and net accounts receivable, divided by current liabilities, decreased from 1.76 as of December 31, 2018 to 1.75 as of June 30, 2019. The decrease in the quick ratio was primarily attributable to the reclassification of our bond payable to current liabilities as it matures in January 2020, partially offset by an increase in short-term investments, primarily related to the reclassification of our restricted certificate of deposit from a long-term investment to a short-term investment.

Net accounts receivable increased 17.4% from $99.4 million at December 31, 2018 to $116.7 million at June 30, 2019. Our allowance for doubtful accounts was $0.1 million at December 31, 2018 and June 30, 2019. Quarterly accounts receivable day’s sales outstanding (DSO) increased from 65 days as of December 31, 2018 to 68 days as of June 30, 2019. The increase in net accounts receivable was due to an increase in volume, the timing of customer mix and international shipments.

Other receivables decreased 31.9% from $36.7 million at December 31, 2018 to $25.0 million at June 30, 2019. The decrease in other receivables was primarily attributable to a decrease in contract assets, leased equipment receivables, contract manufacturers’ receivables and income tax receivables.

Quarterly inventory turnover increased from 3.29 turns as of December 31, 2018 to 3.87 turns at June 30, 2019. Inventory decreased 3.5% from $99.8 million at December 31, 2018 to $95.1 million at June 30, 2019. We expect inventory levels to fluctuate as we attempt to maintain sufficient inventory in response to services activity and seasonal cycles of our business, ensuring competitive lead times while managing the risk of inventory obsolescence that may occur due to rapidly changing technology and customer demand.

Accounts payable increased 6.3% from $60.1 million at December 31, 2018 to $63.8 million at June 30, 2019. Accounts payable will fluctuate due to variations in the timing of the receipt of supplies, inventory and services and our subsequent payments for these purchases.

Investing Activities

Capital expenditures totaled approximately $4.3 million and $4.2 million for the six months ended June 30, 2019 and 2018, respectively. These expenditures were primarily used to purchase computer hardware, software, manufacturing and test equipment and building improvements.

Our combined short-term and long-term investments increased $6.1 million from $112.1 million at December 31, 2018 to $118.2 million at June 30, 2019. This increase reflects the impact of net realized and unrealized gains and losses on our combined investments plus new investments.

We typically invest all available cash not required for immediate use in operations primarily in securities that we believe bear minimal risk of loss. At June 30, 2019, these investments included corporate bonds of $14.2 million, municipal bonds of $0.9 million, asset-backed bonds of $6.6 million, mortgage/agency bonds of $5.4 million, U.S. government bonds of $5.0 million and foreign government bonds of $1.9 million. At December 31, 2018, these investments included corporate bonds of $20.7 million, municipal fixed-rate bonds of $1.3 million, asset-backed bonds of $5.2 million, mortgage/agency-backed bonds of $3.8 million, U.S. government bonds of $9.2 million and foreign government bonds of $0.6 million. As of June 30, 2019, our corporate bonds, municipal fixed-rate bonds, asset-backed bonds, mortgage/agency-backed bonds, U.S. government bonds and foreign government bonds were classified as available-for-sale and had a combined duration of 0.90 years with an average Moody’s credit rating of A+. Because our bond portfolio has a high-quality rating and contractual maturities of short duration, we are able to obtain prices for these bonds derived from observable market inputs, or for similar securities traded in an active market, on a daily basis.

Our long-term investments decreased 19.8% from $108.8 million at December 31, 2018 to $87.3 million at June 30, 2019. Long-term investments at December 31, 2018 included an investment in a certificate of deposit of $25.6 million, which serves as collateral for our revenue bond. This certificate of deposit is now included in short-term investments as of June 30, 2019, as this bond matures on January 1, 2020. See “Debt” below for additional information. We also have investments in various marketable equity securities classified as long-term investments with a fair market value of $32.7 million and $27.0 million, at June 30, 2019 and December 31, 2018, respectively. Long-term investments at June 30, 2019 and December 31, 2018 also included $21.2 million and $18.3 million, respectively, related to our deferred compensation plans.

No businesses were acquired during the six months ended June 30, 2019. Acquisition of businesses, net of cash acquired, totaled $7.8 million for the six months ended June 30, 2018. See Note 2 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for additional information.

Financing Activities

Dividends

In July 2003, our Board of Directors elected to begin declaring quarterly dividends on our common stock considering the tax treatment of dividends and adequate levels of Company liquidity. During the six months ended June 30, 2019 and 2018, we paid dividends totaling $8.6 million and $8.7 million, respectively. The continued payment of dividends is at the discretion of the Company’s Board of Directors and is subject to general business conditions and ongoing financial results of the Company.

Debt

We have amounts outstanding under loans made pursuant to an Alabama State Industrial Development Authority revenue bond (the “Bond”) which totaled $25.6 million at June 30, 2019 and December 31, 2018. At June 30, 2019, the estimated fair value of the Bond was $25.6 million, based on a debt security with a comparable interest rate and maturity and a Standard & Poor’s credit rating of AAA. Restricted funds serving as a collateral deposit against the principal amount of the Bond in the amount of $25.6 million were included in short-term investments at June 30, 2019 and long-term investments at December 31, 2018, respectively. We have the right to offset the balance of the Bond with the collateral deposit in order to reduce the balance of the indebtedness. The Bond matures on January 1, 2020, and bears interest at the rate of 2% per annum. In conjunction with this program, we are eligible to receive certain economic incentives from the State of Alabama that reduce the amount of payroll withholdings we are required to remit to the state for those employment positions that qualify under this program. We are required to make payments in the amounts necessary to pay the interest on the amounts currently outstanding. The restricted funds held as collateral against the principal amount of the Bond will be used to pay the outstanding principal and interest upon the Bond’s maturity on January 1, 2020.

Stock Repurchase Program

Since 1997, our Board of Directors has approved multiple share repurchase programs that have authorized repurchases of our common stock, which are implemented through open market or private purchases from time to time as conditions warrant. During the six months ended June 30, 2019, we repurchased 13 thousand shares of our common stock, for $0.2 million at an average price of $14.06 per share. We currently have authorization to repurchase an additional 2.5 million shares of our common stock under the current authorization of up to 5.0 million shares.

Stock Option Exercises

We issued 34,000 shares of treasury stock during the six months ended June 30, 2019 to accommodate employee stock option exercises. The stock options had exercise prices ranging from $15.33 to $16.97. We received proceeds totaling $0.5 million from the exercise of these stock options during the six months ended June 30, 2019.

Off-Balance Sheet Arrangements and Contractual Obligations

We do not have off-balance sheet financing arrangements and have not engaged in any related party transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources. During the six months ended June 30, 2019, there have been no material changes in contractual obligations and commercial commitments from those discussed in the 2018 Form 10-K.

We have committed to invest up to an aggregate of $7.9 million in two private equity funds, of which $7.7 million has been applied to these commitments as of June 30, 2019.

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

We maintain depository investments with certain financial institutions. Although these depository investments may exceed government insured depository limits, we have evaluated the credit-worthiness of these financial institutions, and determined the risk of material financial loss due to exposure of such credit risk to be minimal. As of June 30, 2019, $106.2 million of our cash and cash equivalents, primarily certain domestic money market funds and foreign depository accounts, were in excess of government provided insured depository limits.

As of June 30, 2019, approximately $36.1 million of our cash and investments could be directly affected by changes in interest rates. We have performed a hypothetical sensitivity analysis assuming market interest rates increase or decrease by 50 basis points (“bps”) for an entire year, while all other variables remain constant. At June 30, 2019, we held $10.2 million of cash and variable-rate investments where a change in interest rates would impact our interest income. A hypothetical 50 bps decline in interest rates as of June 30, 2019 would reduce annualized interest income on our cash and investments by approximately $0.1 million. In addition, we held $25.9 million of fixed-rate bonds whose fair values may be directly affected by a change in interest rates. A hypothetical 50 bps increase in interest rates as of June 30, 2019 would reduce the fair value of our fixed-rate bonds by approximately $0.1 million.

We are exposed to changes in foreign currency exchange rates to the extent that such changes affect our revenue and gross margin on revenue derived from some international customers, expenses, and assets and liabilities held in non-functional currencies related to our foreign subsidiaries. Our primary exposures to foreign currency exchange rates are with our German subsidiary, whose functional currency is the Euro, our Australian subsidiary, whose functional currency is the Australian dollar, and our Mexican subsidiary, whose functional currency is the U.S. dollar. We are exposed to changes in foreign currency exchange rates to the extent of our German subsidiary’s use of contract manufacturers and raw material suppliers whom we predominately pay in U.S. dollars. We may establish cash flow hedges utilizing foreign exchange forward contracts to reduce the risk that movements in exchange rates will adversely affect the net cash flows resulting from the planned purchase of products from foreign suppliers. As a result, changes in currency exchange rates could cause variations in gross margin in the products that we sell in the Europe, Middle East and Africa (“EMEA”) region.

We have certain customers and suppliers who are invoiced or pay in a non-functional currency. Changes in the monetary exchange rates may adversely affect our results of operations and financial condition, as outstanding non-functional balances are revalued to the functional currency through profit and loss. When appropriate, we utilize foreign exchange forward contracts to help manage the volatility relating to these valuation exposures. All changes in the fair value of our derivative instruments that do not qualify for or are not designated for hedged accounting transactions are recognized as other income (expense), net in the Condensed Consolidated Statements of Income. We do not hold or issue derivative instruments for trading or other speculative purposes. All non-functional currencies billed would result in a combined hypothetical gain or loss of $0.6 million if the U.S. dollar weakened or strengthened 10% against the billing currencies. Although we do not currently hold any derivative instruments, any gain or loss would be partially mitigated by these derivative instruments.

As of June 30, 2019, we had certain material contracts, including accounts receivable, accounts payable and lease liabilities, denominated in foreign currencies. As of June 30, 2019, we did not have any forward contracts outstanding.

For further information about the fair value of our investments as of June 30, 2019, see Note 7 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

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

As of the end of the period covered by this report, an evaluation was carried out by management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2019 due to the material weaknesses in our internal control over financial reporting described in the 2018 Form 10-K and below.

Material Weaknesses

A material weakness is a significant deficiency, or a combination of significant deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected and corrected on a timely basis. On August 8, 2019, the Company’s management, in consultation with the Audit Committee of the Board of Directors, concluded that there were two material weaknesses related to internal control deficiencies that existed as of December 31, 2018 and that continued through the end of the second quarter of 2019. Specifically, the Company’s management determined that the Company did not design and maintain effective internal control over certain aspects of the existence and valuation of inventory:

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

•

Management determined that controls were not effectively designed and maintained over the determination of the estimated reserve for excess and obsolete inventory, including the review of significant inputs and assumptions used to determine our excess and obsolete inventory reserve, and to ensure the completeness and accuracy of key reports and related data used in the calculation of this reserve.

Despite the existence of these material weaknesses, we believe that the consolidated financial statements included in this report (as well as the financial statements included in the Form 10-Q for the period ended March 31, 2019) present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented, in conformity with accounting principles generally accepted in the United States of America. These material weaknesses did not result in any material misstatement to the Company’s financial statements or disclosures but did result in an out-of-period adjustment with the effect of increasing cost of goods sold during the three months ended June 30, 2019 and decreasing cost of goods sold for the six months ended June 30, 2019. However, these material weaknesses could result in a misstatement of the Company’s interim or annual consolidated financial statements and disclosures that would result in a material misstatement that would not be prevented or detected.

(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Management’s Remediation Initiatives. Management has been working to further strengthen the Company’s internal controls relating to inventory. Specifically, the Company has begun redesigning and enhancing additional controls and procedures to ensure the completeness of our cycle count program and the completeness and accuracy of key reports and related data used to monitor the results of this cycle count program. Additionally, the Company has begun redesigning and implementing enhanced controls and procedures related to the review of significant inputs and assumptions used to determine our excess and obsolete inventory reserve, and to ensure the completeness and accuracy of key reports and related data used in the calculation of the excess and obsolete inventory reserve. We believe that the foregoing actions will support the improvement of our internal control over financial reporting, and, through our efforts to identify, design, and implement the necessary control activities, will be effective in remediating the material weaknesses described above. We will continue to devote significant time and attention to these remediation efforts. As we continue to evaluate and work to improve our internal control over financial reporting, management may determine to take additional measures to address the material weaknesses or determine to modify the remediation plan described above. Until the remediation steps set forth above, including the efforts to implement the necessary control activities that we identify, are fully completed, the material weaknesses described above will continue to exist.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

A list of factors that could materially affect our business, financial condition or operating results is described in Part I, Item 1A, “Risk Factors” in the 2018 Form 10-K. There have been no material changes to our risk factors from those disclosed in Part I, Item 1A, “Risk Factors” in the 2018 Form 10-K, other than as described in the risk factor below.

We have identified certain material weaknesses in our internal control over financial reporting, which could, if not remediated, materially adversely affect us.

Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) requires us to include in our annual reports on Form 10-K an assessment by the Company’s management of the effectiveness of our internal control over financial reporting. We must perform system and process evaluation and testing of our internal control over financial reporting to allow management and our independent auditors to report on the effectiveness of our internal control over financial reporting, as required by Section 404. Our compliance with Section 404 may require that we incur substantial accounting expense and expend significant management efforts. In addition, if management or our independent auditors are unable to conclude that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial statements, which could have an adverse effect on our stock price.

As further described in Part I, Item 4 of this report and Part II, Item 9A of the 2018 Form 10-K, management has concluded that certain material weaknesses in our internal control over financial reporting existed as of December 31, 2018 and continued through June 30, 2019. Specifically, management has determined that controls were not effectively designed, documented, and maintained to verify that the existence of all inventories subject to our cycle count program were included and counted at the frequency required under the Company’s internal policies, and that the key reports and related data used to monitor the results of this program were not validated to ensure completeness and accuracy. Furthermore, management has determined that controls were not effectively designed and maintained over the determination of the estimated reserve for excess and obsolete inventory, including the review of significant inputs and assumptions used to determine our excess and obsolete inventory reserve, and to ensure the completeness and accuracy of key reports and related data used in the calculation of this reserve. Despite the existence of these material weaknesses, we believe that the consolidated financial statements included in this report (as well as in the 2018 Form 10-K and in our Quarterly Report on Form 10-Q for the period ended March 31, 2019) present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented, in conformity with accounting principles generally accepted in the United States of America. However, these material weaknesses, if not remediated, could result in a misstatement of the Company’s future interim or annual consolidated financial statements and disclosures that would result in a material misstatement that would not be prevented or detected.

Management has been working to further strengthen the Company’s internal controls relating to inventory. Specifically, the Company has begun redesigning and enhancing additional controls and procedures to ensure the completeness of our cycle count program and the completeness and accuracy of key reports and related data used to monitor the results of this cycle count program. Additionally, the Company has begun redesigning and implementing enhanced controls and procedures related to the review of significant inputs and assumptions used to determine our excess and obsolete inventory reserve, and to ensure the completeness and accuracy of key reports and related data used in the calculation of the excess and obsolete inventory reserve. The implementation of these measures is ongoing, and, while we believe that they will ultimately be effective in remediating the material weaknesses described above, our initiatives may not prove successful, and management may not be able to conclude that our internal control over financial reporting is effective. Furthermore, even if management were to reach such a conclusion, if our independent auditors are not satisfied with the adequacy of our internal control over financial reporting, or if the independent auditors interpret the requirements, rules or regulations differently than we do, then they in the future may decline to issue a report on our internal control over financial reporting or may issue a report that is qualified. Any of these events could result in a loss of investor confidence in the reliability of our financial statements, which in turn could negatively affect the price of our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth repurchases of our common stock for the months indicated:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2019 – April 30, 2019	—	$—	—	2,545,430
May 1, 2019 – May 31, 2019	—	$—	—	2,545,430
June 1, 2019 – June 30, 2019	—	$—	—	2,545,430
Total	—		—

On July 14, 2015, our Board of Directors authorized the repurchase of an additional 5.0 million shares of our common stock (bringing the total shares authorized for repurchase since 1997 to 50.0 million). This authorization will be implemented through open market or private purchases from time to time as conditions warrant. We currently have authorization to repurchase 2.5 million shares of our common stock under the current authorization of up to 5.0 million shares.

ITEM 5. OTHER INFORMATION

On July 17, 2019 (the “Separation Date”), Roger Shannon, who most recently served as the Company’s Vice President of Treasury and Corporate Development and who was identified as a “named executive officer” in the Company’s proxy statement for the 2019 Annual Meeting of Stockholders, ended his employment with the Company.

Mr. Shannon’s termination of employment was in accordance with a Separation Agreement and General Release entered into between the Company and Mr. Shannon on June 7, 2019, which became effective on June 15, 2019 and provided for Mr. Shannon’s termination of employment as of the Separation Date (the “Separation Agreement”).  Pursuant to the Separation Agreement, Mr. Shannon is subject to certain restrictive covenants, including non-competition and non-solicitation restrictions for a period of eighteen months following the Separation Date, as well as customary confidentiality and non-disparagement restrictions.  As consideration for his execution of the Separation Agreement, Mr. Shannon received an aggregate lump sum payment of approximately $0.2 million, representing the equivalent of six months’ pay, less withholdings, and six months of insurance coverage premiums.  Additionally, all of Mr. Shannon’s unvested restricted stock units vested, and the Company agreed to extend the expiration dates of his vested stock options to twelve months after the Separation Date.

The foregoing description of the Separation Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Separation Agreement, a copy of which is filed as Exhibit 10 to this Form 10-Q and incorporated herein by reference.

ITEM 6. EXHIBITS

Exhibits.

Exhibit No.	Description

10	Separation Agreement and General Release, entered into as of June 7, 2019 and effective as of June 15, 2019, between Roger Shannon and ADTRAN, Inc.

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018; (ii) Condensed Consolidated Statements of Income (Loss) for the three and six months ended June 30, 2019 and 2018; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2019 and 2018; (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2019 and 2018; (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018; and (vi) Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADTRAN, Inc. (Registrant)

Date: September 20, 2019	/s/ Michael Foliano
Michael Foliano
Senior Vice President of Finance and
Chief Financial Officer