Form 10-Q
period 2019-09-30
ADTRAN INC
filed 2019-11-05
CIK 926282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 4, 2019, the registrant had 47,826,323 shares of common stock, $0.01 par value per share, outstanding.

ADTRAN, Inc.

Quarterly Report on Form 10-Q

For the Three and Nine Months Ended September 30, 2019

Table of Contents

Item Number		Page Number
	PART I. FINANCIAL INFORMATION

1	Financial Statements:
	Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018 – (Unaudited)	5
	Condensed Consolidated Statements of Income (Loss) for the three and nine months ended September 30, 2019 and 2018 – (Unaudited)	6
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2019 and 2018 – (Unaudited)	7
	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended September 30, 2019, June 30, 2019, March 31, 2019, September 30, 2018, June 30, 2018 and March 31, 2018 (Unaudited)	8
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018 – (Unaudited)	10
	Notes to Condensed Consolidated Financial Statements – (Unaudited)	11
2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35
3	Quantitative and Qualitative Disclosures About Market Risk	45
4	Controls and Procedures	46

	PART II. OTHER INFORMATION
1	Legal Proceedings	48
1A	Risk Factors	48
2	Unregistered Sales of Equity Securities and Use of Proceeds	49
6	Exhibits	50

	SIGNATURE	51

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of ADTRAN, Inc. (“ADTRAN”, the “Company”, “we”, “our” or “us”). ADTRAN and its representatives may from time to time make written or oral forward-looking statements, including statements contained in this report, our other filings with the Securities and Exchange Commission (the “SEC”) and other communications with our stockholders. Any statement that does not directly relate to a historical or current fact is a forward-looking statement. Generally, the words, “believe”, “expect”, “intend”, “estimate”, “anticipate”, “will”, “may”, “could” and similar expressions identify forward-looking statements. We caution you that any forward-looking statements made by us or on our behalf are subject to uncertainties and other factors that could affect the accuracy of such statements. The following are some of the risks that could affect our financial performance or could cause actual results to differ materially from those expressed or implied in our forward-looking statements:

•	Our operating results may fluctuate in future periods, which may adversely affect our stock price.
•	Our revenues for a particular period can be difficult to predict, and a shortfall in revenue may harm our operating results.
•	General economic conditions may reduce our revenues and harm our operating results.
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

•	Failure to comply with the U.S. Foreign Corrupt Practices Act and similar laws associated with our global activities could subject us to penalties or other adverse consequences.
•	Our operating results may be adversely affected due to uncertain global economic and financial market conditions.
•	Our failure or the failure of our contract manufacturers to comply with applicable environmental regulations could adversely impact our results of operations.
•	If our products do not interoperate with our customers’ networks, installations may be delayed or cancelled, which could harm our business.
•	The lengthy sales and approval process required by major and other service providers for new products could result in fluctuations in our revenue.
•

Although we engage in research and development activities to develop new, innovative solutions and improve the application of developed technologies, we may miss certain market opportunities enjoyed by larger companies with substantially greater research and development resources.

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

•	Managing our inventory is complex and may include write-downs of excess or obsolete inventory.
•	The continuing growth of our international operations could expose us to additional risks, increase our costs and adversely affect our operating results, financial condition and cash flow.
•	We may be adversely affected by fluctuations in currency exchange rates.
•	Our success depends on our ability to reduce the selling prices of succeeding generations of our products.
•	Breaches in our information systems and cyber-attacks could compromise our intellectual property and cause significant damage to our business and reputation.
•	Our failure to maintain rights to intellectual property used in our business could adversely affect the development, functionality and commercial value of our products.

•	Software under license from third parties for use in certain of our products may not continue to be available to us on commercially reasonable terms.
•	Our use of open source software could impose limitations on our ability to commercialize our products.
•	We may incur liabilities or become subject to litigation that would have a material effect on our business.
•	Consolidation and deterioration in the Competitive Local Exchange Carrier market could result in a significant decrease in our revenue.
•	We depend on distributors who maintain inventories of our products. If the distributors reduce their inventories of these products, our sales could be adversely affected.
•	If we are unable to successfully develop and maintain relationships with system integrators, service providers and enterprise value-added resellers, our sales may be negatively affected.
•	If we fail to manage our exposure to worldwide financial and securities markets successfully, our operating results and financial statements could be materially impacted.
•	New or revised tax regulations, changes in our effective tax rate or assessments arising from tax audits may have an adverse impact on our results.
•

We are required to periodically evaluate the value of our deferred tax assets and long-lived assets, including the value of intangibles acquired and goodwill resulting from business acquisitions. Any future valuation allowances or impairment charges required may adversely affect our operating results.

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

The foregoing list of risks is not exclusive. For a more detailed description of the risk factors associated with our business, see Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 28, 2019 (as amended on September 20, 2019, the “2018 Form 10-K”), as well as the risk factors set forth in Part II, Item 1A of this Form 10-Q. We caution investors that other factors may prove to be important in the future in affecting our operating results. New factors emerge from time to time, and it is not possible for us to predict all of these factors, nor can we assess the impact each factor, or a combination of factors, may have on our business.

You are further cautioned not to place undue reliance on these forward-looking statements because they speak only of our views as of the date that the statements were made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADTRAN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	September 30,	December 31,
	2019	2018
ASSETS
Current Assets
Cash and cash equivalents	$96,407	$105,504
Short-term investments	28,754	3,246
Accounts receivable, less allowance for doubtful accounts of $81 and $128 at September 30, 2019 and December 31, 2018, respectively	90,647	99,385
Other receivables	18,927	36,699
Inventory, net	104,941	99,848
Prepaid expenses and other current assets	10,327	10,744
Total Current Assets	350,003	355,426
Property, plant and equipment, net	73,384	80,635
Deferred tax assets, net	6,492	37,187
Goodwill	6,968	7,106
Intangibles, net	29,113	33,183
Other assets	23,283	5,668
Long-term investments	90,632	108,822
Total Assets	$579,875	$628,027
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$52,842	$60,054
Bonds payable	25,600	1,000
Unearned revenue	14,022	17,940
Accrued expenses	15,697	11,746
Accrued wages and benefits	16,569	14,752
Income tax payable, net	3,420	12,518
Total Current Liabilities	128,150	118,010
Non-current unearned revenue	4,581	5,296
Other non-current liabilities	52,189	33,842
Bonds payable	—	24,600
Total Liabilities	184,920	181,748
Commitments and contingencies (see Note 16)
Stockholders’ Equity
Common stock, par value $0.01 per share; 200,000 shares authorized; 79,652 shares issued and 47,826 shares outstanding at September 30, 2019 and 79,652 shares issued and 47,751 shares outstanding at December 31, 2018	797	797
Additional paid-in capital	272,854	267,670
Accumulated other comprehensive loss	(16,506)	(14,416)
Retained earnings	827,783	883,975
Treasury stock at cost: 31,826 and 31,901 shares at September 30, 2019 and December 31, 2018, respectively	(689,973)	(691,747)
Total Stockholders’ Equity	394,955	446,279
Total Liabilities and Stockholders’ Equity	$579,875	$628,027

See accompanying notes to condensed consolidated financial statements.

ADTRAN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Sales
Network Solutions	$94,018	$121,043	$359,007	$341,359
Services & Support	20,074	19,292	55,267	47,830
Total Sales	114,092	140,335	414,274	389,189
Cost of Sales
Network Solutions	56,444	69,943	207,353	208,184
Services & Support	11,317	11,944	34,963	32,828
Total Cost of Sales	67,761	81,887	242,316	241,012
Gross Profit	46,331	58,448	171,958	148,177
Selling, general and administrative expenses	30,912	30,750	99,663	96,361
Research and development expenses	31,835	29,877	95,546	93,455
Asset impairments	3,872	—	3,872	—
Gain on contingency	—	—	(1,230)	—
Operating Loss	(20,288)	(2,179)	(25,893)	(41,639)
Interest and dividend income	610	825	1,893	2,604
Interest expense	(128)	(134)	(382)	(398)
Net investment gain (loss)	(216)	4,507	8,195	5,400
Other income (expense), net	1,616	201	2,266	(73)
Gain on bargain purchase of a business, net	—	—	—	11,322
Income (Loss) Before Income Taxes	(18,406)	3,220	(13,921)	(22,784)
Income tax (expense) benefit	(27,717)	4,369	(27,437)	11,889
Net Income (Loss)	$(46,123)	$7,589	$(41,358)	$(10,895)

Weighted average shares outstanding – basic	47,824	47,710	47,803	47,927
Weighted average shares outstanding – diluted	47,824	47,834	47,803	47,927

Earnings (loss) per common share – basic	$(0.96)	$0.16	$(0.87)	$(0.23)
Earnings (loss) per common share – diluted	$(0.96)	$0.16	$(0.87)	$(0.23)

See accompanying notes to condensed consolidated financial statements.

ADTRAN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net Income (Loss)	$(46,123)	$7,589	$(41,358)	$(10,895)
Other Comprehensive Loss, net of tax
Net unrealized gains (losses) on available-for-sale securities	(15)	(32)	277	(3,340)
Defined benefit plan adjustments	90	37	361	104
Foreign currency translation	(2,486)	(451)	(3,113)	(3,033)
Other Comprehensive Loss, net of tax	(2,411)	(446)	(2,475)	(6,269)
Comprehensive Income (Loss), net of tax	$(48,534)	$7,143	$(43,833)	$(17,164)

See accompanying notes to condensed consolidated financial statements.

ADTRAN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at January 1, 2019	79,652	$797	$267,670	$883,975	$(691,747)	$(14,416)	$446,279
Net income	—	—	—	770	—	—	770
Adoption of new accounting standards (See Note 1)	—	—	—	(381)	—	385	4
Other comprehensive loss, net of tax	—	—	—	—	—	(854)	(854)
Dividend payments ($0.09 per share)	—	—	—	(4,301)	—	—	(4,301)
Dividends accrued on unvested RSUs	—	—	—	(18)	—	—	(18)
PSUs, RSUs and restricted stock vested	—	—	—	(865)	857	—	(8)
Purchases of treasury stock	—	—	—	—	(184)	—	(184)
Stock-based compensation expense	—	—	1,859	—	—	—	1,859
Balance at March 31, 2019	79,652	$797	$269,529	$879,180	$(691,074)	$(14,885)	$443,547
Net income	—	—	—	3,995	—	—	3,995
Other comprehensive income, net of tax	—	—	—	—	—	790	790
Dividend payments ($0.09 per share)	—	—	—	(4,303)	—	—	(4,303)
Dividends accrued on unvested RSUs	—	—	—	(34)	—	—	(34)
Stock options exercised	—	—	—	(208)	734	—	526
Stock-based compensation expense	—	—	1,454	—	—	—	1,454
Balance at June 30, 2019	79,652	$797	$270,983	$878,630	$(690,340)	$(14,095)	$445,975
Net loss	—	—	—	(46,123)	—	—	(46,123)
Other comprehensive loss, net of tax	—	—	—	—	—	(2,411)	(2,411)
Dividend payments ($0.09 per share)	—	—	—	(4,304)	—	—	(4,304)
Dividends accrued on unvested RSUs	—	—	—	42	—	—	42
PSUs, RSUs and restricted stock vested	—	—	—	(462)	367	—	(95)
Stock-based compensation expense	—	—	1,871	—	—	—	1,871
Balance at September 30, 2019	79,652	$797	$272,854	$827,783	$(689,973)	$(16,506)	$394,955

See accompanying notes to condensed consolidated financial statements.

ADTRAN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at January 1, 2018	79,652	$797	$260,515	$922,178	$(682,284)	$(3,295)	$497,911
Net loss	—	—	—	(10,814)	—	—	(10,814)
Adoption of new accounting standards	—	—	—	3,499	—	—	3,499
Other comprehensive loss, net of tax	—	—	—	—	—	(2,508)	(2,508)
Dividend payments ($0.09 per share)	—	—	—	(4,367)	—	—	(4,367)
Dividends accrued on unvested RSUs	—	—	—	(2)	—	—	(2)
Stock options exercised	—	—	—	(150)	519	—	369
PSUs, RSUs and restricted stock vested	—	—	—	(733)	733	—	—
Purchases of treasury stock	—	—	—	—	(10,171)	—	(10,171)
Stock-based compensation expense	—	—	1,819	—	—	—	1,819
Balance at March 31, 2018	79,652	$797	$262,334	$909,611	$(691,203)	$(5,803)	$475,736
Net loss	—	—	—	(7,670)	—	—	(7,670)
Other comprehensive loss, net of tax	—	—	—	—	—	(3,315)	(3,315)
Dividend payments ($0.09 per share)	—	—	—	(4,312)	—	—	(4,312)
Dividends accrued on unvested RSUs	—	—	—	7	—	—	7
PSUs, RSUs and restricted stock vested	—	—	—	(49)	49	—	—
Purchases of treasury stock	—	—	—	—	(2,603)	—	(2,603)
Stock-based compensation expense	—	—	1,784	—	—	—	1,784
Balance at June 30, 2018	79,652	$797	$264,118	$897,587	$(693,757)	$(9,118)	$459,627
Net income	—	—	—	7,589	—	—	7,589
Other comprehensive loss, net of tax	—	—	—	—	—	(446)	(446)
Dividend payments ($0.09 per share)	—	—	—	(4,297)	—	—	(4,297)
Dividends accrued on unvested RSUs	—	—	—	(20)	—	—	(20)
Stock options exercised	—	—	—	(385)	1,337	—	952
PSUs, RSUs and restricted stock vested	—	—	—	(150)	118	—	(32)
Purchases of treasury stock	—	—	—	—	(1,412)	—	(1,412)
Stock-based compensation expense	—	—	1,640	—	—	—	1,640
Balance at September 30, 2018	79,652	$797	$265,758	$900,324	$(693,714)	$(9,564)	$463,601

See accompanying notes to condensed consolidated financial statements.

ADTRAN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(41,358)	$(10,895)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,315	11,952
Asset impairments	3,872	—
Amortization of net premium (discount) on available-for-sale investments	(86)	(14)
Net gain on long-term investments	(8,195)	(5,400)
Net loss on disposal of property, plant and equipment	58	68
Gain on contingency	(1,230)	—
Gain on life insurance proceeds	(1,000)	—
Gain on bargain purchase of a business	—	(11,322)
Stock-based compensation expense	5,184	5,243
Deferred income taxes	30,421	(20,368)
Changes in operating assets and liabilities:
Accounts receivable, net	7,603	41,166
Other receivables	17,645	(1,842)
Inventory, net	(5,998)	16,543
Prepaid expenses and other assets	(10,071)	8,722
Accounts payable, net	(5,569)	5,223
Accrued expenses and other liabilities	10,564	156
Income tax payable	(5,073)	9,461
Net cash provided by operating activities	10,082	48,693

Cash flows from investing activities:
Purchases of property, plant and equipment	(6,008)	(5,695)
Proceeds from sales and maturities of debt and equity investments	38,561	116,757
Purchases of debt and equity investments	(37,223)	(115,271)
Life insurance proceeds received	1,000	—
Acquisition of business	13	(7,806)
Net cash used in investing activities	(3,657)	(12,015)

Cash flows from financing activities:
Proceeds from stock option exercises	526	1,321
Purchases of treasury stock	(184)	(14,185)
Dividend payments	(12,908)	(12,976)
Net cash used in financing activities	(12,566)	(25,840)

Net increase (decrease) in cash and cash equivalents	(6,141)	10,838
Effect of exchange rate changes	(2,956)	(3,098)
Cash and cash equivalents, beginning of period	105,504	86,433
Cash and cash equivalents, end of period	$96,407	$94,173

Supplemental disclosure of non-cash investing activities:
Purchases of property, plant and equipment included in accounts payable	$135	$355

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

In the opinion of management, all adjustments necessary to fairly state these interim statements have been recorded and are of a normal and recurring nature. The results of operations for an interim period are not necessarily indicative of the results for the full year. The interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in ADTRAN’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 28, 2019 (as amended on September 20, 2019, the “2018 Form 10-K”).

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expense during the reporting period. Our more significant estimates include the excess and obsolete inventory reserves, warranty reserves, customer rebates, determination of the deferred and accrued revenue components of multiple performance obligations sales agreements, estimated costs to complete obligations associated with deferred and accrued revenue, estimated income tax provision and income tax contingencies, the fair value of stock-based compensation, impairment of goodwill, valuation and estimated lives of intangible assets, estimated pension liability, fair value of investments and the evaluation of other-than-temporary declines in the value of investments. Actual amounts could differ significantly from these estimates.

During the three months ended June 30, 2019, the Company revised the methodology used in estimating its excess and obsolete inventory reserves. Under the revised methodology, we establish reserves for estimated excess and obsolete inventory equal to the difference between the cost of the inventory and the estimated net realizable value of the inventory based on historical usage, known trends, inventory age, and market conditions. When we dispose of excess and obsolete inventories, the related disposals are charged against the inventory reserves. See Note 8 for additional information.

Correction of Immaterial Misstatements

During the three months ended June 30, 2019, the Company determined that there was an immaterial misstatement of its excess and obsolete inventory reserves in its previously issued annual and interim financial statements. The Company corrected this misstatement by recognizing a $0.8 million out-of-period adjustment during the three months ended June 30, 2019, which increased its excess and obsolete inventory reserves and cost of goods sold for the period. For the six months ended June 30, 2019, the out-of-period adjustment was a cumulative $0.2 million reduction in the Company’s excess and obsolete inventory reserves and cost of goods sold. In addition, the Company determined that a $1.0 million cash inflow related to an insurance recovery was incorrectly classified as a cash flow from operations instead of a cash flow from investing activities within the unaudited Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2019. The Company has corrected this misstatement in the Unaudited Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2019 to correctly reflect the $1.0 million insurance recovery as a cash inflow from investing activities. Management has determined that these misstatements were not material to any of its previously issued financial statements and that correction of the misstatements is also not material to the current or estimated annual 2019 financial results on either a quantitative and qualitative basis.

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

In August 2018, the FASB issued ASU 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans, which makes changes to and clarifies the disclosure requirements related to defined benefit pension and other postretirement plans. ASU 2018-14 requires additional disclosures related to the reasons for significant gains and losses affecting the benefit obligation and an explanation of any other significant changes in the benefit obligation or plan assets that are not otherwise apparent in other disclosures required by ASC 715. ASU 2018-14 also clarifies the guidance in ASC 715 to require disclosure of the projected benefit obligation (“PBO”) and fair value of plan assets for pension plans with PBOs in excess of plan assets and the accumulated benefit obligation (“ABO”) and fair value of plan assets for pension plans with ABOs in excess of plan assets. ASU 2018-14 is effective for public business entities for fiscal years ending after December 15, 2020. We are currently evaluating the effect of ASU 2018-14, but do not expect it will have a material effect on our financial statement disclosures.

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

Recently Adopted Accounting Pronouncements

During 2019, we adopted the following accounting standards, which had the following impacts on our consolidated financial statements:

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires an entity to recognize right-of-use assets and lease liabilities on the balance sheet and to disclose key information about the entity’s leasing arrangements. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, which clarified certain aspects of ASU 2016-02, as well as ASU 2018-11, Leases (Topic 842), Targeted Improvements, which provided for an optional transition method allowing for the application of the legacy lease guidance, Leases (Topic 840), including its disclosure requirements, for the comparative periods presented in the year of adoption, with the cumulative effect of initially applying the new lease standard recognized as an adjustment to retained earnings as of the date of adoption. In March 2019, the FASB issued ASU 2019-01, Leases (Topic 842) Codification Improvements, which removed the requirement for an entity to disclose in the interim periods after adoption, the effect of the change on income from continuing operations, net income, any other affected financial statement line item, and any affected per share amount. For lessors, the new leasing standard requires leases to be classified as sales-type, direct financing or operating leases. These criteria focus on the transfer of control of the underlying lease asset. This standard and related updates were effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.

The Company adopted the new standard on January 1, 2019, the effective date of our initial application, using the optional transition method. At that time, the Company elected to carry forward the legacy ASC 840 disclosures for comparative periods and, therefore, did not adjust the comparative period financial information prior to January 1, 2019. In addition, the Company elected the package of practical expedients which allows for companies to not reassess whether any expired or existing contracts are or contain leases, not reassess historical lease classifications for expired or existing contracts and not reassess initial direct costs for existing leases. Additionally, the Company elected the practical expedients which allow the use of hindsight when determining the lease term, the short-term lease recognition exemption and the option to not separate lease and non-lease components. The adoption of this standard resulted in the recognition of a right-of-use asset and corresponding right-of-use liability on our Condensed Consolidated Balance Sheet of $10.3 million as of January 1, 2019, primarily related to our operating leases for office space, automobiles and other equipment.

As a lessee, the adoption of this standard did not have a material impact on our Condensed Consolidated Statement of Income or Statement of Cash Flows. See Note 12 for additional information.

As a lessor, the adoption of this standard did not have a material impact on the Company’s Condensed Consolidated Balance Sheet, Condensed Consolidated Statement of Income or Condensed Consolidated Statement of Cash Flows. Prior to and after adoption, all of our leases in which we are the lessor were classified as sales-type leases.

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

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12 expanded and refined hedge accounting for both financial and non-financial risk components, aligned the recognition and presentation of the effects of hedging instruments and hedge items in the financial statements, and included certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness.  In October 2018, the FASB issued ASU 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (“SOFR”) Overnight Index Swap (“OIS”) Rate as a Benchmark Interest Rate for Hedge Accounting, which permits the OIS rate based on SOFR as a U.S. benchmark interest rate. Both ASU 2017-12 and ASU 2018-16 were effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company adopted ASU 2017-12 on January 1, 2019, and the adoption of this standard did not have a material effect on our consolidated financial statements as we did not have any hedging instruments as of the date of adoption.

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

2.  BUSINESS COMBINATIONS

On November 30, 2018, we acquired SmartRG, Inc. (“SmartRG”), a provider of carrier-class, open connected home platforms and cloud services for broadband service providers in exchange for cash consideration. This transaction was accounted for as a business combination. We have included the financial results of this acquisition in our consolidated financial statements since the date of acquisition. The revenue from the SmartRG portfolio is included in the Subscriber Solutions & Experience category within the Network Solutions and Services & Support reportable segments.

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

For the three and nine months ended September 30, 2019, we incurred acquisition and integration related expenses and amortization of acquired intangibles of $0.5 million and $1.7 million, respectively, related to the SmartRG acquisition. No acquisition-related expenses were incurred during the three and nine months ended September 30, 2018 related to the SmartRG acquisition.

On March 19, 2018, we acquired Sumitomo Electric Lightwave Corp.’s North American EPON business and entered into a technology license and OEM supply agreement with Sumitomo Electric Industries, Ltd. This transaction was accounted for as a business combination. We have included the financial results of this acquisition in our consolidated financial statements since the date of acquisition. This revenue is included in the Access & Aggregation and Subscriber Solutions & Experience categories within the Network Solutions reportable segment.

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

The following unaudited supplemental pro forma information presents the financial results of the Company for the nine months ended September 30, 2018 as if the acquisition of the Sumitomo EPON business had occurred on January 1, 2018. This unaudited supplemental pro forma information does not purport to be indicative of what would have occurred had the acquisition been completed on January 1, 2018, nor is it indicative of any future results. There were no material, non-recurring adjustments to this unaudited pro forma information.

Nine Months Ended
(In thousands)	September 30, 2018
Pro forma revenue	$390,449
Pro forma net loss	$(23,431)

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

Sales by Category

In addition to our reporting segments, we also report revenue in the following three categories – Access & Aggregation, Subscriber Solutions & Experience and Traditional & Other Products.

The following table disaggregates our revenue by reportable segment and revenue category for the three months ended September 30, 2019 and 2018:

	Three Months Ended
	September 30, 2019			September 30, 2018
(In thousands)	Network Solutions	Services & Support	Total	Network Solutions	Services & Support	Total
Access & Aggregation	$48,902	$16,212	$65,114	$76,046	$15,855	$91,901
Subscriber Solutions & Experience(1)	40,382	2,094	42,476	37,313	1,239	38,552
Traditional & Other Products	4,734	1,768	6,502	7,684	2,198	9,882
Total	$94,018	$20,074	$114,092	$121,043	$19,292	$140,335

(1)

Subscriber Solutions & Experience was formerly reported as Customer Devices. With the increasing focus on enhancing the customer experience for both our business and consumer broadband customers and the addition of SmartRG during the fourth quarter of 2018, Subscriber Solutions & Experience more accurately represents this revenue category.

The following table disaggregates our revenue by reportable segment and revenue category for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended
	September 30, 2019			September 30, 2018
(In thousands)	Network Solutions	Services & Support	Total	Network Solutions	Services & Support	Total
Access & Aggregation	$230,837	$43,476	$274,313	$220,653	$37,670	$258,323
Subscriber Solutions & Experience(1)	113,545	6,186	119,731	99,396	3,817	103,213
Traditional & Other Products	14,625	5,605	20,230	21,310	6,343	27,653
Total	$359,007	$55,267	$414,274	$341,359	$47,830	$389,189

(1)

Subscriber Solutions & Experience was formerly reported as Customer Devices. With the increasing focus on enhancing the customer experience for both our business and consumer broadband customers and the addition of SmartRG during the fourth quarter of 2018, Subscriber Solutions & Experience more accurately represents this revenue category.

Revenue is measured based on the consideration we expect to receive in exchange for transferring goods or providing services to a customer and as performance obligations under the terms of the contract are satisfied. For transactions where there are multiple performance obligations, we account for individual products and services separately if they are distinct (if a product or service is separately identifiable from other items and if a customer can benefit from it on its own or with other resources that are readily available to the customer). As of September 30, 2019, we did not have any significant performance obligations related to customer contracts that had an original expected duration of one year or more, other than maintenance services, which are satisfied over time.

The following table provides information about receivables, contract assets and unearned revenue from contracts with customers:

(In thousands)	September 30, 2019	December 31, 2018
Accounts receivable, net	$90,647	$99,385
Contract assets(1)	$2,434	$3,766
Unearned revenue	$14,022	$17,940
Non-current unearned revenue	$4,581	$5,296

(1)	Included in other receivables on the Condensed Consolidated Balance Sheet.

Of the outstanding unearned revenue balance at December 31, 2018, $1.2 million and $11.7 million was recognized as revenue during the three and nine months ended September 30, 2019, respectively.

4. INCOME TAXES

Our effective tax rate increased from a benefit of 34.9%, excluding the tax effect of the bargain purchase gain, in the nine months ended September 30, 2018, to an expense of 197.1% in the nine months ended September 30, 2019. The increase in the effective tax rate between the two periods was primarily driven by the establishment of a valuation allowance against our domestic deferred tax assets in the amount of $37.1 million during the three months ended September 30, 2019, offset by a 9.38% rate reduction related to a transfer pricing study completed during the second quarter of 2019 that resulted in the assignment of operating expenditures to specific company locations, and the effective income tax rates among the respective jurisdictions.

As of September 30, 2019, the Company had deferred tax assets totaling $49.4 million. As of September 30, 2019, a valuation allowance totaling $42.9 million has been established against our deferred tax assets. Of this amount, $37.1 million was established during the third quarter of 2019 relating to our domestic deferred tax assets. The remaining $5.8 million that was established in prior periods relates to state research and development credit carryforwards, and foreign net operating loss and research and development credit carryforwards, where we lack sufficient activity to realize those deferred tax assets. The remaining $6.5 million in deferred tax assets not offset by a valuation allowance are located in various foreign jurisdictions where the Company believes it is more likely than not we will realize these deferred tax assets.

Supplemental balance sheet information related to deferred tax assets is as follows:

	September 30, 2019
(In thousands)	Deferred Tax Assets	Valuation Allowance	Deferred Tax Assets, net
Domestic	$40,496	$(40,496)	$—
International	8,909	(2,417)	6,492
Total	$49,405	$(42,913)	$6,492

The Company continually reviews the adequacy of our valuation allowance and recognizes the benefits of deferred tax assets only as the reassessment indicates that it is more likely than not that the deferred tax assets will be realized in accordance with ASC 740, Income Taxes. Due to our recent decrease in revenue and profitability for the third quarter of 2019, management’s current expectations for revenue for the remainder of 2019, and all other positive and negative objective evidence considered as part of our analysis, our ability to consider other subjective evidence such as projections for future growth is limited when evaluating whether our deferred tax assets will be realized. As such, the Company is no longer able to conclude that it is more likely than not that our domestic deferred tax assets will be realized. The amount of the deferred tax assets considered realizable, however, could be adjusted in future periods in the event sufficient evidence is present to support a conclusion that it is more likely than not that all or a portion of our domestic deferred tax assets will be realized.

5. PENSION BENEFIT PLAN

We maintain a defined benefit pension plan covering employees in certain foreign countries.

The following table summarizes the components of net periodic pension cost for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2019	2018	2019	2018
Service cost	$366	$294	$1,109	$905
Interest cost	158	179	479	551
Expected return on plan assets	(346)	(381)	(1,049)	(1,174)
Amortization of actuarial losses	198	61	600	188
Net periodic pension cost	$376	$153	$1,139	$470

The components of net periodic pension cost, other than the service cost component, are included in other income (expense), net in the Condensed Consolidated Statements of Income. Service cost are included in cost of sales, selling, general and administrative expenses and research and development expenses in the Condensed Consolidated Statements of Income.

6. STOCK-BASED COMPENSATION

The following table summarizes stock-based compensation expense related to stock options, performance stock units (“PSUs”), restricted stock units (“RSUs”) and restricted stock for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2019	2018	2019	2018
Stock-based compensation expense included in cost of sales	$83	$101	$272	$298
Selling, general and administrative expense	1,142	894	2,867	2,924
Research and development expense	646	645	2,045	2,021
Stock-based compensation expense included in operating expenses	1,788	1,539	4,912	4,945
Total stock-based compensation expense	1,871	1,640	5,184	5,243
Tax benefit for expense associated with stock options, PSUs, RSUs and restricted stock	(446)	(292)	(1,235)	(1,016)
Total stock-based compensation expense, net of tax	$1,425	$1,348	$3,949	$4,227

Stock Options

The following table is a summary of our stock options outstanding as of December 31, 2018 and September 30, 2019, and the changes that occurred during the nine months ended September 30, 2019:

	Number of Stock Options (in thousands)	Weighted Avg. Exercise Price (per share)	Weighted Avg. Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Stock options outstanding, December 31, 2018	4,382	$22.91	4.10	$—
Stock options exercised	(34)	$15.53
Stock options forfeited	(28)	$15.53
Stock options expired	(183)	$24.41
Stock options outstanding, September 30, 2019	4,137	$22.96	3.27	$—
Stock options exercisable, September 30, 2019	3,915	$23.39	3.11	$—

At September 30, 2019, total unrecognized compensation expense related to non-vested stock options was approximately $0.1 million, which is expected to be recognized over an average remaining recognition period of 0.3 years. Unrecognized compensation expense will be adjusted for actual forfeitures.

All of the options above were issued at exercise prices that approximated fair market value at the date of grant.

The aggregate intrinsic value of stock options represents the total pre-tax intrinsic value (the difference between ADTRAN’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2019. The amount of aggregate intrinsic value will change based on the fair market value of ADTRAN’s stock and was zero as of September 30, 2019. The total pre-tax intrinsic value of options exercised during the nine months ended September 30, 2019 was $0.1 million.

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

There were no stock options granted during the three and nine months ended September 30, 2019 and 2018.

PSUs, RSUs and Restricted Stock

The following table is a summary of our PSUs, RSUs and restricted stock outstanding as of December 31, 2018 and September 30, 2019 and the changes that occurred during the nine months ended September 30, 2019.

	Number of Shares (in thousands)	Weighted Avg. Grant Date Fair Value (per share)
Unvested PSUs, RSUs and restricted stock outstanding, December 31, 2018	1,570	$18.52
PSUs, RSUs and restricted stock granted	63	$12.81
PSUs, RSUs and restricted stock vested	(22)	$17.13
PSUs, RSUs and restricted stock forfeited	(175)	$18.69
Unvested PSUs, RSUs and restricted stock outstanding, September 30, 2019	1,436	$18.27

The fair value of our PSUs with market and performance conditions is calculated using a Monte Carlo simulation valuation method. The fair value of RSUs and restricted stock is equal to the closing price of our stock on the business day immediately preceding the grant date.

At September 30, 2019, total unrecognized compensation expense related to the non-vested portion of market-based PSUs, RSUs and restricted stock was approximately $11.6 million, which is expected to be recognized over an average remaining recognition period of 2.4 years. In addition, there was $8.2 million of unrecognized compensation expense related to unvested 2017 performance-based PSUs, which will be recognized over the remaining requisite service period of 0.3 years if achievement of the performance obligation becomes probable. For the three and nine months ended September 30, 2019 and 2018, no compensation expense was recognized related to these 2017 performance-based PSUs. Unrecognized compensation expense will be adjusted for actual forfeitures.

At September 30, 2019, 2.7  million shares were available for issuance under shareholder-approved equity plans in connection with the grant and exercise of stock options, PSUs, RSUs or restricted stock.

7. INVESTMENTS

Debt Securities and Other Investments

At September 30, 2019, we held the following debt securities and other investments, recorded at fair value:

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost	Gains	Losses	Value
Corporate bonds	$10,733	$95	$—	$10,828
Municipal fixed-rate bonds	931	—	(1)	930
Asset-backed bonds	7,222	35	(2)	7,255
Mortgage/Agency-backed bonds	7,366	29	(7)	7,388
U.S. government bonds	9,160	4	(21)	9,143
Foreign government bonds	372	—	(3)	369
Available-for-sale debt securities held at fair value	$35,784	$163	$(34)	$35,913

At December 31, 2018, we held the following debt securities and other investments, recorded at fair value:

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost	Gains	Losses	Value
Corporate bonds	$20,777	$19	$(112)	$20,684
Municipal fixed-rate bonds	1,339	—	(26)	1,313
Asset-backed bonds	5,230	5	(14)	5,221
Mortgage/Agency-backed bonds	3,833	2	(44)	3,791
U.S. government bonds	9,271	1	(66)	9,206
Foreign government bonds	592	—	(8)	584
Available-for-sale debt securities held at fair value	$41,042	$27	$(270)	$40,799

As of September 30, 2019, our debt securities had the following contractual maturities:

(In thousands)	Corporate bonds	Municipal fixed-rate bonds	Asset- backed bonds	Mortgage / Agency- backed bonds	U.S. government bonds	Foreign government bonds
Less than one year	$3,154	$—	$—	$—	$—	$—
One to two years	4,316	930	941	215	—	—
Two to three years	3,068	—	2,475	1,072	7,528	—
Three to five years	290	—	1,593	920	1,615	369
Five to ten years	—	—	1,666	680	—	—
More than ten years	—	—	580	4,501	—	—
Total	$10,828	$930	$7,255	$7,388	$9,143	$369

Actual maturities may differ from contractual maturities as some borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Realized gains and losses on sales of debt securities are computed under the specific identification method. The following table presents gross realized gains and losses related to our debt securities:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2019	2018	2019	2018
Gross realized gains on debt securities	$36	$24	$85	$49
Gross realized losses on debt securities	(7)	(50)	(40)	(365)
Total gain (loss) recognized, net	$29	$(26)	$45	$(316)

Our investment policy provides limitations for issuer concentration, which limits, at the time of purchase, the concentration in any one issuer to 5% of the market value of our total investment portfolio.

At September 30, 2019, we held a $25.6 million restricted certificate of deposit that is carried at cost and matures on January 8, 2020. This investment serves as a collateral deposit against the principal amount outstanding under loans made to ADTRAN pursuant to an Alabama State Industrial Development Authority revenue bond (the “Bond”), which totaled $25.6 million at September 30, 2019 and December 31, 2018. At September 30, 2019 and December 31, 2018, the estimated fair value of the Bond using a level 2 valuation technique was approximately $25.6 million and $25.4 million, respectively, based on a debt security with a comparable interest rate and maturity and a Standard and Poor’s credit rating of AA+. We have the right to offset the balance of the Bond with the collateral deposit in order to reduce the balance of the indebtedness. The Bond matures on January 1, 2020, and bears interest at the rate of 2% per annum. In conjunction with this program, we are eligible to receive certain economic incentives from the State of Alabama that reduce the amount of payroll withholdings we are required to remit to the state for those employment positions that qualify under this program. We are required to make payments in the amounts necessary to pay the interest on the amounts currently outstanding. We have made annual principal payments in addition to the interest amounts that are due. The restricted funds held as collateral against the outstanding principal amount of the Bond will be used to pay the outstanding principal and interest upon the Bond’s maturity.

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

ASU 2016-01 also provides a measurement alternative for equity investments that do not have a readily determinable fair value in which investments can be recorded at cost less impairment, if any, adjusted for observable price changes for an identical or similar investment. We elected to record our equity investment that does not have a readily determinable fair value using the measurement alternative method. As of December 31, 2018, the Company had a note receivable of approximately $4.3 million, which was included in other receivables on the Condensed Consolidated Balance Sheet. During the three months ended March 31, 2019, this amount was repaid and reissued in the form of debt and equity. Approximately $3.4 million was issued as an equity investment, which represented a non-cash investing activity. The carrying value of this investment under the measurement alternative was $3.4 million as of September 30, 2019. The remaining amount, approximately $0.9 million, was converted into a new note receivable, which is included in other receivables on the Condensed Consolidated Balance Sheet and represents a non-cash operating activity.

Realized and unrealized gains and losses for our marketable equity securities for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2019	2018	2019	2018
Realized gains (losses) on equity securities sold	$(20)	$1,240	$(83)	$1,587
Unrealized gains (losses) on equity securities held	(225)	3,293	8,233	4,129
Total gain (loss) recognized, net	$(245)	$4,533	$8,150	$5,716

As of September 30, 2019 and 2018, gross unrealized losses related to individual investments in a continuous loss position for twelve months or longer were not material.

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

		Fair Value Measurements at September 30, 2019 Using
(In thousands)	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$1,817	$1,817	$—	$—
Commercial paper	1,295	—	1,295	—
Cash equivalents	3,112	1,817	1,295	—
Available-for-sale debt securities
Corporate bonds	10,828	—	10,828	—
Municipal fixed-rate bonds	930	—	930	—
Asset-backed bonds	7,255	—	7,255	—
Mortgage/Agency-backed bonds	7,388	—	7,388	—
U.S. government bonds	9,143	9,143	—	—
Foreign government bonds	369	—	369	—
Marketable equity securities
Marketable equity securities – various industries	32,543	32,543	—	—
Equity in escrow	165	165	—	—
Deferred compensation plan assets	20,580	20,580	—	—
Total debt and equity securities at fair value	89,201	62,431	26,770	—
Total	$92,313	$64,248	$28,065	$—

		Fair Value Measurements at December 31, 2018 Using
(In thousands)	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$1,554	$1,554	$—	$—
Cash equivalents	1,554	1,554	—	—
Available-for-sale debt securities
Corporate bonds	20,684	—	20,684	—
Municipal fixed-rate bonds	1,313	—	1,313	—
Asset-backed bonds	5,221	—	5,221	—
Mortgage/Agency-backed bonds	3,791	—	3,791	—
U.S. government bonds	9,206	9,206	—	—
Foreign government bonds	584	—	584	—
Marketable equity securities
Marketable equity securities – various industries	26,763	26,763	—	—
Equity in escrow	253	253	—	—
Deferred compensation plan assets	18,256	18,256	—	—
Total debt and equity securities at fair value	86,071	54,478	31,593	—
Total	$87,625	$56,032	$31,593	$—

The fair value of our Level 2 securities is calculated using a weighted average market price for each security. Market prices are obtained from a variety of industry standard data providers, large financial institutions, and other third-party sources. These multiple market prices are used as inputs into a distribution-curve-based algorithm to determine the daily market value of each security.

8. INVENTORY

At September 30, 2019 and December 31, 2018, inventory consisted of the following:

	September 30,	December 31,
(In thousands)	2019	2018
Raw materials	$39,133	$45,333
Work in process	1,083	1,638
Finished goods	64,725	52,877
Total	$104,941	$99,848

Inventory reserves are established for estimated excess and obsolete inventory equal to the difference between the cost of the inventory and the estimated net realizable value of the inventory based on historical usage, known trends, inventory age, and market conditions. At September 30, 2019 and December 31, 2018, our inventory reserve was $32.0 million and $30.0 million, respectively.

9. PROPERTY, PLANT AND EQUIPMENT

At September 30, 2019 and December 31, 2018, property, plant and equipment consisted of the following:

	September 30,	December 31,
(In thousands)	2019	2018
Land	$4,575	$4,575
Building and land improvements	34,634	34,379
Building	68,247	68,183
Furniture and fixtures	19,878	19,831
Computer hardware and software	72,390	92,071
Engineering and other equipment	129,479	127,060
Total Property, Plant and Equipment	329,203	346,099
Less accumulated depreciation	(255,819)	(265,464)
Total Property, Plant and Equipment, net	$73,384	$80,635

Depreciation expense was $3.1 million for the three months ended September 30, 2019 and 2018 and was $9.3 million and $9.5 million for the nine months ended September 30, 2019 and 2018, respectively, which is recorded in cost of sales, selling, general and administrative expenses and research and development expenses in the Condensed Consolidated Statements of Income.

We review long-lived assets used in operations for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and the undiscounted cash flows estimated to be generated by the asset are less than the asset’s carrying value. During the three and nine months ended September 30, 2019, the Company recognized impairment charges of $3.9 million related to the abandonment of certain information technology projects in which we had previously capitalized costs related to these projects. The impairment charges were determined based on actual costs incurred as part of the projects.

10. GOODWILL

Goodwill, all of which relates to our acquisitions of Bluesocket, Inc. in 2011 and SmartRG in 2018, was $7.0 million and $7.1 million at September 30, 2019 and December 31, 2018, respectively, of which $6.6 million and $0.4 million was allocated to our Network Solutions and Services & Support reportable segments, respectively, as of September 30, 2019, and of which $6.7 million and $0.4 million was allocated to our Network Solutions and Services & Support reportable segments, respectively, as of December 31, 2018. Goodwill related to our SmartRG acquisition was reduced by $0.1 million during the nine months ended September 30, 2019 as a result of a measurement period adjustment.

We evaluate the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. We have elected to first assess the qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit to which the goodwill is assigned is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step impairment test. If we determine that it is more likely than not that its fair value is less than its carrying amount, then the two-step impairment test will be performed. Based on the results of our qualitative assessment in the fourth quarter of 2018, we concluded that it was not necessary to perform the two-step impairment test. No events or circumstances occurred during the nine months ended September 30, 2019 that would more likely than not reduce the fair value of goodwill below its carrying value.

11. INTANGIBLE ASSETS

Intangible assets include those acquired in conjunction with several acquisitions since 2011, with the most recent being SmartRG, Inc. in November 2018.

The following table presents our intangible assets as of September 30, 2019 and December 31, 2018:

	September 30, 2019			December 31, 2018
(In thousands)	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Customer relationships	$22,235	$(6,671)	$15,564	$22,455	$(5,380)	$17,075
Developed technology	10,170	(3,094)	7,076	12,801	(4,867)	7,934
Licensed technology	5,900	(1,011)	4,889	5,900	(520)	5,380
Supplier relationships	2,800	(2,158)	642	2,800	(1,108)	1,692
Licensing agreements	560	(61)	499	560	(5)	555
Patents	500	(209)	291	500	(157)	343
Trade names	310	(158)	152	310	(106)	204
Total	$42,475	$(13,362)	$29,113	$45,326	$(12,143)	$33,183

Amortization expense was $1.3 million and $0.9 million for the three months ended September 30, 2019 and 2018, respectively, and $4.0 million and $2.4 million for the nine months ended September 30, 2019 and 2018, respectively.

As of September 30, 2019, estimated future amortization expense of our intangible assets was as follows:

(In thousands)	Amount
Remainder of 2019	$1,329
2020	4,436
2021	4,088
2022	3,464
2023	3,313
Thereafter	12,483
Total	$29,113

12. LEASES

Operating Leases

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

As of September 30, 2019, our operating leases have remaining lease terms of two months to six years, some of which include options to extend the leases for up to five years, and some of which include options to terminate the leases within three months. For those leases that are reasonably assured to be renewed, we have included the option to extend as part of our right of use asset and lease liability. Leases with an initial term of 12 months or less are not recorded on the balance sheet and lease expense for these leases is recognized on a straight-line basis over the lease term. Lease expense related to these short-term leases was $0.1 million and $0.3 million for the three and nine months ended September 30, 2019, respectively, and is included in cost of sales, selling, general and administrative expenses and research and development expenses in the Condensed Consolidated Statements of Income. Lease expense related to variable lease payments that do not depend on an index or rate, such as real estate taxes and insurance reimbursements, was $0.3 million and $0.7 million for the three and nine months ended September 30, 2019. For lease agreements entered into or reassessed after the adoption of Topic 842, we elected to not separate lease and non-lease components. None of our lease agreements contain any material residual value guarantees or material restrictive covenants.

Supplemental balance sheet information related to operating leases is as follows:

		September 30,	January 1,
(In thousands)	Classification	2019	2019 (1)
Assets
Operating lease asset	Other assets	$18,529	$10,322
Total lease assets		$18,529	$10,322

Liabilities
Current operating lease liability	Accrued expenses	$3,063	$2,948
Non-current operating lease liability	Other non-current liabilities	15,659	7,374
Total lease liability		$18,722	$10,322

(1)	Reflects the adoption of the new lease accounting standard on January 1, 2019.

The components of lease expense included in the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2019 were as follows:

(in thousands)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Selling, general and administrative expenses	$352	$1,050
Research and development expenses	847	1,731
Cost of sales	16	49
Total operating lease expense	$1,215	$2,830

As of September 30, 2019, operating lease liabilities included on the Condensed Consolidated Balance Sheet by future maturity were as follows:

(In thousands)	Amount
Remainder of 2019	$1,044
2020	3,417
2021	3,071
2022	2,672
2023	2,350
Thereafter	8,258
Total lease payments	20,812
Less: Interest	(2,090)
Present value of lease liabilities	$18,722

Future operating lease payments include $7.6 million related to options to extend lease terms that are reasonably certain of being exercised. There are no legally binding leases that have not yet commenced.

As of December 31, 2018, future minimum rental payments under non-cancelable operating leases, including renewals determined to be reasonably assured as of December 31, 2018, with original maturities of greater than 12 months, were as follows:

(In thousands)	Amount (1)
2019	$3,873
2020	3,580
2021	2,771
2022	2,053
2023	1,317
Thereafter	762
Total	$14,356
(1)	Certain renewal options were subsequently determined to not be reasonably assured of renewal upon the Company’s adoption of the new lease accounting standard on January 1, 2019.

Our leases do not provide an implicit borrowing rate and therefore we use an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We used the incremental borrowing rate on January 1, 2019, for operating leases that commenced on or prior to that date. The incremental borrowing rate was determined on a portfolio basis by grouping leases with similar terms as well as grouping leases based on a U.S. dollar or Euro functional currency.  The actual rate is then determined based on a credit spread over LIBOR as well as the Bloomberg Curve Matrix for the U.S. Communications section. The following table provides information about our weighted average lease terms and weighted average discount rates as of September 30, 2019:

September 30, 2019
Weighted average remaining lease term (years)
Operating leases with USD functional currency	8.4
Operating leases with Euro functional currency	4.6
Weighted average discount rate
Operating leases with USD functional currency	3.22%
Operating leases with Euro functional currency	1.84%

Supplemental cash flow information related to operating leases is as follows:

Nine Months Ended
(In thousands)	September 30, 2019
Cash paid for amounts included in the measurement of operating lease assets / liabilities
Cash used in operating activities related to operating leases	$(775)

Right-of-use assets obtained in exchange for lease obligations	$21,418

Sales-Type Leases

We are the lessor in sales-type lease arrangements for network equipment, which have initial terms of up to five years. Our sales-type lease arrangements contain either a provision whereby the network equipment reverts back to us upon the expiration of the lease or a provision that allows the lessee to purchase the network equipment at a bargain purchase amount. In addition, our sales-type lease arrangements do not contain any residual value guarantees or material restrictive covenants. The allocation of the consideration between lease and non-lease components is determined by standalone sales price by component. The net investment in sales-type leases consists of lease receivables less unearned income. Collectability of sales-type leases is evaluated periodically at an individual customer level. At September 30, 2019 and December 31, 2018, we had no allowance for credit losses for our net investment in sales-type leases. As of September 30, 2019 and December 31, 2018, the components of the net investment in sales-type leases were as follows:

	September 30,	December 31,
(In thousands)	2019	2018
Current minimum lease payments receivable(1)	$3,643	$11,339
Non-current minimum lease payments receivable(2)	1,073	1,670
Total minimum lease payments receivable	4,716	13,009
Less: Current unearned revenue	445	631
Less: Non-current unearned revenue	210	473
Net investment in sales-type leases	$4,061	$11,905

(1)	Included in other receivables on the Condensed Consolidated Balance Sheet.
(2)	Included in other assets on the Condensed Consolidated Balance Sheet.

The components of sales-type lease gross profit recognized at the lease commencement date and interest and dividend income, included in the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2019, were as follows:

	Three Months Ended	Nine Months Ended
(In thousands)	September 30, 2019	September 30, 2019
Sales - Network Solutions	$47	$1,668
Cost of sales - Network Solutions	25	660
Gross profit	$22	$1,008

Interest and dividend income	$92	$278

As of September 30, 2019, future minimum lease payments to be received from sales-type leases were as follows:

(In thousands)	Amount
Remainder of 2019	$2,700
2020	1,162
2021	542
2022	225
2023	83
Thereafter	4
Total	$4,716

13. STOCKHOLDERS’ EQUITY

Stock Repurchase Program

Since 1997, our Board of Directors has approved multiple share repurchase programs that have authorized repurchases of our common stock, which are implemented through open market or private purchases from time to time as conditions warrant. During the nine months ended September 30, 2019, we repurchased 13,000 shares of our common stock at an average price of $14.06 per share. As of September 30, 2019, we had the authority to purchase an additional 2.5 million shares of our common stock under the current authorization of up to 5.0 million shares.

Other Comprehensive Income (Loss)

The following tables present the changes in accumulated other comprehensive income (loss), net of tax, by component for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019
(In thousands)	Unrealized Gains (Losses) on Available- for-Sale Securities	Defined Benefit Plan Adjustments	Foreign Currency Adjustments	ASU 2018-02 Adoption (1)	Total
As of June 30, 2019	$(271)	$(7,770)	$(6,439)	$385	$(14,095)
Other comprehensive loss before reclassifications	(39)	—	(2,486)	—	(2,525)
Amounts reclassified from accumulated other comprehensive income (loss)	24	90	—	—	114
Net current period other comprehensive income (loss)	(15)	90	(2,486)	—	(2,411)
As of September 30, 2019	$(286)	$(7,680)	$(8,925)	$385	$(16,506)

(1)	With the adoption of ASU 2018-02 on January 1, 2019, stranded tax effects related to the Tax Cuts and Jobs Act of 2017 were reclassified to retained earnings. See Note 1.

	Three Months Ended September 30, 2018
(In thousands)	Unrealized Gains (Losses) on Available- for-Sale Securities	Defined Benefit Plan Adjustments	Foreign Currency Adjustments	Total
As of June 30, 2018	$(741)	$(4,219)	$(4,158)	$(9,118)
Other comprehensive income (loss) before reclassifications	1,208	—	(451)	757
Amounts reclassified from accumulated other comprehensive income (loss)	(1,240)	37	—	(1,203)
Net current period other comprehensive income (loss)	(32)	37	(451)	(446)
As of September 30, 2018	$(773)	$(4,182)	$(4,609)	$(9,564)

The following tables present the changes in accumulated other comprehensive income (loss), net of tax, by component for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30, 2019
(In thousands)	Unrealized Gains (Losses) on Available- for-Sale Securities	Defined Benefit Plan Adjustments	Foreign Currency Adjustments	ASU 2018-02 Adoption(1)	Total
As of December 31, 2018	$(563)	$(8,041)	$(5,812)	$—	$(14,416)
Other comprehensive income (loss) before reclassifications	372	—	(3,113)	—	(2,741)
Amounts reclassified from accumulated other comprehensive income (loss)	(95)	361	—	—	266
Amounts reclassified to retained earnings (1)	—	—	—	385	385
Net current period other comprehensive income (loss)	277	361	(3,113)	385	(2,090)
As of September 30, 2019	$(286)	$(7,680)	$(8,925)	$385	$(16,506)
(1)	With the adoption of ASU 2018-02 on January 1, 2019, stranded tax effects related to the Tax Cuts and Jobs Act of 2017 were reclassified to retained earnings. See Note 1.

	Nine Months Ended September 30, 2018
(In thousands)	Unrealized Gains (Losses) on Available- for-Sale Securities	Defined Benefit Plan Adjustments	Foreign Currency Adjustments	Total
As of December 31, 2017	$2,567	$(4,286)	$(1,576)	$(3,295)
Other comprehensive income (loss) before reclassifications	869	—	(3,033)	(2,164)
Amounts reclassified from accumulated other comprehensive income (loss)	(989)	104	—	(885)
Amounts reclassified to retained earnings (1)	(3,220)	—	—	(3,220)
Net current period other comprehensive income (loss)	(3,340)	104	(3,033)	(6,269)
As of September 30, 2018	$(773)	$(4,182)	$(4,609)	$(9,564)
(1)	With the Company’s adoption of ASU 2016-01 on January 1, 2018, unrealized gains on our equity investments were reclassified to retained earnings. See Note 7.

The following tables present the details of reclassifications out of accumulated other comprehensive income (loss) for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019
(In thousands)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income Is Presented
Unrealized gains (losses) on available-for-sale securities:
Net realized losses on sales of securities	$(32)	Net investment gain
Defined benefit plan adjustments – actuarial losses	(130)	(1)
Total reclassifications for the period, before tax	(162)
Tax benefit	48
Total reclassifications for the period, net of tax	$(114)
(1)	Included in the computation of net periodic pension cost. See Note 5.

	Three Months Ended September 30, 2018
(In thousands)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income Is Presented
Unrealized gains (losses) on available-for-sale securities:
Net realized gains on sales of securities	$1,676	Net investment gain
Defined benefit plan adjustments – actuarial losses	(54)	(1)
Total reclassifications for the period, before tax	1,622
Tax expense	(419)
Total reclassifications for the period, net of tax	$1,203

(1)	Included in the computation of net periodic pension cost. See Note 5.

The following tables present the details of reclassifications out of accumulated other comprehensive income (loss) for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30, 2019
(In thousands)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income Is Presented
Unrealized gains (losses) on available-for-sale securities:
Net realized gains on sales of securities	$128	Net investment gain
Defined benefit plan adjustments – actuarial losses	(523)	(1)
Total reclassifications for the period, before tax	(395)
Tax benefit	129
Total reclassifications for the period, net of tax	$(266)

(1)	Included in the computation of net periodic pension cost. See Note 5.

	Nine Months Ended September 30, 2018
(In thousands)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income Is Presented
Unrealized gains (losses) on available-for-sale securities:
Net realized gains on sales of securities	$1,352	Net investment gain
Defined benefit plan adjustments – actuarial losses	(151)	(1)
Total reclassifications for the period, before tax	1,201
Tax expense	(316)
Total reclassifications for the period, net of tax	$885

(1)	Included in the computation of net periodic pension cost. See Note 5.

The following table presents the tax effects related to the change in each component of other comprehensive income (loss) for the three months ended September 30, 2019 and 2018:

	Three Months Ended			Three Months Ended
	September 30, 2019			September 30, 2018
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Unrealized gain (loss) on available-for-sale securities	$(53)	$14	$(39)	$1,632	$(424)	$1,208
Reclassification adjustment for amounts related to available-for-sale investments included in net income (loss)	32	(8)	24	(1,676)	436	(1,240)
Reclassification adjustment for amounts related to defined benefit plan adjustments included in net income (loss)	130	(40)	90	54	(17)	37
Foreign currency translation adjustment	(2,486)	—	(2,486)	(451)	—	(451)
Total Other Comprehensive Loss	$(2,377)	$(34)	$(2,411)	$(441)	$(5)	$(446)

The following table presents the tax effects related to the change in each component of other comprehensive income (loss) for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended			Nine Months Ended
	September 30, 2019			September 30, 2018
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Unrealized gain (loss) on available-for-sale securities	$503	$(131)	$372	$1,174	$(305)	$869
Reclassification adjustment for amounts related to available-for-sale investments included in net income (loss)	(128)	33	(95)	(1,352)	363	(989)
Reclassification adjustment for amounts reclassed to retained earnings related to the adoption of ASU 2016-01	—	—	—	(3,220)	—	(3,220)
Reclassification adjustment for amounts related to defined benefit plan adjustments included in net income (loss)	523	(162)	361	151	(47)	104
Foreign currency translation adjustment	(3,113)	—	(3,113)	(3,033)	—	(3,033)
Total Other Comprehensive Income (Loss)	$(2,215)	$(260)	$(2,475)	$(6,280)	$11	$(6,269)

14. EARNINGS (LOSS) PER SHARE

A summary of the calculation of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2019 and 2018 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2019	2018	2019	2018
Numerator
Net income (loss)	$(46,123)	$7,589	$(41,358)	$(10,895)
Denominator
Weighted average number of shares – basic	47,824	47,710	47,803	47,927
Effect of dilutive securities
Stock options	—	27	—	—
PSUs, RSUs and restricted stock	—	97	—	—
Weighted average number of shares – diluted	47,824	47,834	47,803	47,927
Earnings (loss) per share – basic	$(0.96)	$0.16	$(0.87)	$(0.23)
Earnings (loss) per share – diluted	$(0.96)	$0.16	$(0.87)	$(0.23)

For the three months ended September 30, 2018, 1.8 million stock options were outstanding but were not included in the computation of diluted earnings per share. These stock options were excluded because their exercise prices were greater than the average market price of the common shares, during the quarter, therefore making them anti-dilutive under the treasury stock method.

As a result of the net loss for the three months ended September 30, 2019, and for the nine months ended September 30, 2019 and 2018, 4.1 million, 3.0 million and 2.3 million, respectively, shares of unvested stock options, PSUs, RSUs and restricted stock were excluded from the calculation of diluted EPS due to their anti-dilutive effect.

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

The following table presents information about the sales and gross profit of our reportable segments for the three and nine months ended September 30, 2019 and 2018. We do not produce asset information by reportable segment; therefore, it is not reported.

	Three Months Ended
	September 30, 2019		September 30, 2018
(In thousands)	Sales	Gross Profit	Sales	Gross Profit
Network Solutions	$94,018	$37,574	$121,043	$51,100
Services & Support	20,074	8,757	19,292	7,348
Total	$114,092	$46,331	$140,335	$58,448

	Nine Months Ended
	September 30, 2019		September 30, 2018
(In thousands)	Sales	Gross Profit	Sales	Gross Profit
Network Solutions	$359,007	$151,654	$341,359	$133,175
Services & Support	55,267	20,304	47,830	15,002
Total	$414,274	$171,958	$389,189	$148,177

Sales by Category

In addition to our reporting segments, we also report revenue for the following three categories – Access & Aggregation, Subscriber Solutions & Experience (formerly Customer Devices) and Traditional & Other Products.

The table below presents sales information by category for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2019	2018	2019	2018
Access & Aggregation	$65,114	$91,901	$274,313	$258,323
Subscriber Solutions & Experience	42,476	38,552	119,731	103,213
Traditional & Other Products	6,502	9,882	20,230	27,653
Total	$114,092	$140,335	$414,274	$389,189

The following table represents sales information by geographic area for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2019	2018	2019	2018
United States	$83,144	$83,730	$230,960	$214,039
International	30,948	56,605	183,314	175,150
Total	$114,092	$140,335	$414,274	$389,189

16. LIABILITY FOR WARRANTY RETURNS

Our products generally include warranties of 90 days to five years for product defects. We accrue for warranty returns at the time revenue is recognized based on our estimate of the cost to repair or replace the defective products. We engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers. Our products continue to become more complex in both size and functionality as many of our product offerings migrate from line card applications to total systems. The increasing complexity of our products will cause warranty incidences, when they arise, to be more costly. Our estimates regarding future warranty obligations may change due to product failure rates, material usage and other rework costs incurred in correcting a product failure. In addition, from time to time, specific warranty accruals may be recorded if unforeseen problems arise. Should our actual experience relative to these factors be worse than our estimates, we will be required to record additional warranty expense. Alternatively, if we provide for more reserves than we require, we will reverse a portion of such provisions in future periods. The liability for warranty obligations totaled $8.7 million and $8.6 million at September 30, 2019 and December 31, 2018, respectively, which amounts are included in accrued expenses in the accompanying Condensed Consolidated Balance Sheets. During the three months ended September 30, 2018, we had a reversal of prior provisions, the impact of which is reflected in the table below.

A reconciliation of the beginning and ending warranty accrual for the three and nine months ended September 30, 2019 and 2018 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2019	2018	2019	2018
Balance at beginning of period	$8,972	$10,111	$8,623	$9,724
Plus: Amounts charged to cost and expenses	816	(34)	3,796	6,649
Less: Deductions	(1,131)	(1,053)	(3,762)	(7,349)
Balance at end of period	$8,657	$9,024	$8,657	$9,024

17. COMMITMENTS AND CONTINGENCIES

Securities Class Action Lawsuit

On October 17, 2019, a purported stockholder class action lawsuit, captioned Burbridge v. ADTRAN, Inc. et al., Docket No. 19-cv-09619, was filed in the United States District Court for the Southern District of New York against the Company, two of its current executive officers and one of its former executive officers.  The complaint alleges violations of federal securities laws and seeks unspecified compensatory damages on behalf of purported purchasers of ADTRAN securities between February 28, 2019 and October 9, 2019.  The lawsuit claims that the defendants made materially false and misleading statements regarding, and/or failed to disclose material adverse facts about, the Company’s business, operations and prospects, specifically relating to the Company’s internal control over financial reporting, excess and obsolete inventory reserves, financial results and shipments from a Latin American customer.  Investors in ADTRAN securities have until December 16, 2019 to move the court to serve as lead plaintiff in this action.  We disagree with the claims made in the complaint and intend to vigorously defend against this lawsuit.  At this time, we are unable to predict the outcome of or estimate the possible loss or range of loss, if any, associated with this lawsuit.

Other Legal Matters

In addition to the litigation described above, from time to time we are subject to or otherwise involved in various lawsuits, claims, investigations and legal proceedings that arise out of or are incidental to the conduct of our business (collectively, “Legal Matters”), including those relating to employment matters, patent rights, regulatory compliance matters, stockholder claims, and contractual and other commercial disputes.  Such Legal Matters, even if not meritorious, could result in the expenditure of significant financial and managerial resources.  Additionally, an unfavorable outcome in a legal matter, including in a patent dispute, could require the Company to pay damages, entitle claimants to other relief, such as royalties, or could prevent the Company from selling some of its products in certain jurisdictions.  While the Company cannot predict with certainty the results of the Legal Matters in which it is currently involved, the Company does not expect that the ultimate outcome of such Legal Matters will individually or in the aggregate have a material adverse effect on its business, results of operations, financial condition or cash flows.

Investment Commitment

We have committed to invest up to an aggregate of $7.9 million in two private equity funds, of which $7.7 million has been applied as of September 30, 2019.

18. RESTRUCTURING

In October 2019, the Company announced its plans to reduce its operating expenses, including global restructuring. During the three and nine months ended September 30, 2019, the Company incurred approximately $1.1 million and $1.9 million, respectively, related to these plans.

In February 2019, we announced the restructuring of certain of our workforce predominantly in Germany, which included the closure of our office location in Munich, Germany accompanied by relocation or severance benefits for the affected employees. We also offered voluntary early retirement to certain other employees, which was announced in March 2019.  The restructuring is expected to be completed in the fourth quarter of 2019.

In January 2018, we announced an early retirement incentive program for employees that met certain requirements. The cumulative amount incurred during the year ended December 31, 2018 related to this restructuring program was $7.3 million, of which $0.3 million and $7.2 million was incurred during the three and nine months ended September 30, 2018, respectively. We do not expect to incur any additional expenses related to this restructuring program.

A reconciliation of the beginning and ending restructuring liability, which is included in accrued wages and benefits in the Condensed Consolidated Balance Sheets, is as follows:

	Three Months Ended	Nine Months Ended
(In thousands)	September 30, 2019	September 30, 2019
Balance at beginning of period	$2,655	$185
Plus: Amounts charged to cost and expense	1,195	4,658
Less: Amounts paid	(252)	(1,245)
Balance at end of period	$3,598	$3,598

The components of restructuring expense in the Condensed Consolidated Statements of Income are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2019	2018	2019	2018
Selling, general and administrative expenses	$531	$261	$2,078	$2,661
Research and development expenses	602	—	1,833	1,814
Cost of sales	62	—	747	2,761
Total restructuring expenses	$1,195	$261	$4,658	$7,236

The following table represents the components of restructuring expense by geographic area for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2019	2018	2019	2018
Domestic	$1,116	$256	$1,941	$7,096
International	79	5	2,717	140
Total restructuring expenses	$1,195	$261	$4,658	$7,236

19. SUBSEQUENT EVENTS

On October 30, 2019, we announced that our Board of Directors declared a quarterly cash dividend of $0.09 per common share to be paid to the Company’s stockholders of record as of the close of business on November 14, 2019. The payment date will be December 2, 2019 in the aggregate amount of approximately $4.3 million.

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

This discussion is designed to provide the reader with information that will assist in understanding our consolidated financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our condensed consolidated financial statements. See “Cautionary Note Regarding Forward-Looking Statements” on page 3 of this report for a description of important factors that could cause actual results to differ from expected results. See also Item 1A, Risk Factors, of the 2018 Form 10‑K.

OVERVIEW

ADTRAN is a leading global provider of networking and communications equipment, serving a diverse domestic and international customer base in multiple countries that includes Tier-1, -2 and -3 service providers, cable/multiple system operators (“MSO”) and distributed enterprises. Our innovative solutions and services enable voice, data, video and internet communications across a variety of network infrastructures and are currently in use by millions worldwide. We support our customers through our direct global sales organization and our distribution networks. Our success depends upon our ability to increase unit volume and market share through the introduction of new products and succeeding generations of products having lower selling prices and increased functionality as compared to both the prior generation of a product and to the products of competitors. In order to service our customers and grow revenue, we are constantly conducting research and development of new products addressing customer needs and testing those products for the particular specifications of the particular customers. We are focused on being a top global supplier of access infrastructure and related value-added solutions from the cloud edge to the subscriber edge. We offer a broad portfolio of flexible software and hardware network solutions and services that enable service providers to meet today’s service demands, while enabling them to transition to the fully-converged, scalable, highly-automated, cloud-controlled voice, data, internet and video network of the future. In addition to our corporate headquarters in Huntsville, Alabama, we have research and development facilities in strategic global locations.

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

We made two acquisitions in 2018, strengthening our position in both the cable/MSOs and connected home markets. In the first quarter of 2018, we acquired Sumitomo Electric Lightwave Corp.’s North American EPON business and certain assets for North America and entered into a technology license and original equipment manufacturer supply agreement with Sumitomo Electric Industries, Ltd. These solutions, combined with our organic fiber access product portfolio and our distributed access expertise, present new opportunities in the cable/MSO market. Also, in the fourth quarter of 2018, we acquired U.S.-based SmartRG, an industry-leading provider of carrier-class, connected-home software platforms and cloud services for broadband service providers. With this acquisition, ADTRAN now offers a complete cloud-to-consumer portfolio of virtualized management, data analytics, Wi-Fi-enabled residential gateways and software platforms.

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

•

Subscriber Solutions & Experience (formerly Customer Devices) includes open connected home platforms, cloud services and any of our solutions and services that deliver residential and/or enterprise subscribers an immersive and interactive broadband experience from the service provider’s access network. These products, software and services include SmartRG solutions and applications, NetVanta Enterprise IP business gateways, access routers, Ethernet switches, ProCloud service offerings, residential and enterprise operating systems (such as SmartOS and AOS), Bluesocket Wi-Fi portfolio, service provider and cable/MSO Optical Network Terminals (“ONTs”), as well as related software applications and services. In alignment with our increased focus on enhancing customer experience for both business and consumer broadband customers as well as the addition of SmartRG during 2018, Customer Devices is now known as Subscriber Solutions & Experience, as this more accurately represents this revenue category and our vision moving forward.

•

Traditional & Other Products generally includes a mix of prior generation technologies’ products and services, as well as other products and services that do not fit within the Access & Aggregation or Subscriber Solutions & Experience categories.

See Note 14 of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further information regarding the Company’s segments and revenue categories.

Our operating results have fluctuated on a quarterly basis in the past, and may vary significantly in future periods, due to a number of factors, including customer order activity and purchase order backlog. Although the timing of our product deliveries in response to customer orders results in very little purchase order backlog, such backlog levels vary because of seasonal trends, the timing of customer projects and other factors that affect customer order lead times. Many of our customers require prompt delivery of products. This requires us to maintain sufficient inventory levels to satisfy anticipated customer demand. If near-term demand for our products declines, or if potential sales in any quarter do not occur as anticipated, our financial results could be adversely affected. Operating expenses are relatively fixed in the short term; therefore, a shortfall in quarterly revenue could significantly impact our financial results in a given quarter.

In the third quarter of 2019, we had one customer whose orders accounted for more than 10% of our revenue. Our third quarter 2019 revenue was negatively impacted by a pause in shipments to a Tier 1 customer in Latin America (“LATAM”) and the continued slowdown in spending at another international Tier 1 customer. For the fourth quarter of 2019, our current expectations include a continued impact from a decline in sales related to these two customers. Although we expect sales to the LATAM customer to rebound, our current visibility regarding timing is limited. For the international Tier 1 customer, we believe that normal spending should resume in 2020.

Our operating results may also fluctuate as a result of a number of other factors, including a decline in global economic and financial market conditions, foreign currency exchange rate movements, changes related to domestic and international tariffs, increased competition, customer order patterns, changes in product and services mix, timing differences between price decreases and product cost reductions, product warranty returns, expediting costs and announcements of new products by us or our competitors. Additionally, maintaining sufficient inventory levels to assure prompt delivery of our products increases the amount of inventory that may become obsolete and increases the risk that the obsolescence of this inventory may have an adverse effect on our business and operating results. Also, not maintaining sufficient inventory levels to assure prompt delivery of our products may cause us to incur expediting costs to meet customer delivery requirements, which may negatively impact our operating results in a given quarter.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to our critical accounting policies and estimates from those disclosed in our 2018 Form 10-K/A, other than as described below.

During the three months ended June 30, 2019, the Company changed the manner in which it estimates its excess and obsolete inventory reserves. Under the new policy, we establish reserves for estimated excess and obsolete inventory equal to the difference between the cost of the inventory and the estimated net realizable value of the inventory based on historical usage, known trends, inventory age, and market conditions. When we dispose of excess and obsolete inventories, the related disposals are charged against the inventory reserves. See Note 8 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for additional information.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition, which is incorporated herein by reference.

RESULTS OF OPERATIONS – THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018

The following table presents selected financial information derived from our Condensed Consolidated Statements of Income expressed as a percentage of sales for the periods indicated. Amounts may not foot due to rounding.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Sales
Network Solutions	82.4%	86.3%	86.7%	87.7%
Services & Support	17.6	13.7	13.3	12.3
Total Sales	100.0	100.0	100.0	100.0
Cost of Sales
Network Solutions	49.5	49.8	50.1	53.5
Services & Support	9.9	8.5	8.4	8.4
Total Cost of Sales	59.4	58.4	58.5	61.9
Gross Profit	40.6	41.6	41.5	38.1
Selling, general and administrative expenses	27.1	21.9	24.1	24.8
Research and development expenses	27.9	21.3	23.1	24.0
Asset impairments	3.4	—	0.9	—
Gain on contingency	—	—	(0.3)	—
Operating Loss	(17.8)	(1.6)	(6.3)	(10.7)
Interest and dividend income	0.5	0.6	0.5	0.7
Interest expense	(0.1)	(0.1)	(0.1)	(0.1)
Net investment gain (loss)	(0.2)	3.2	2.0	1.4
Other income (expense), net	1.4	0.1	0.5	—
Gain on bargain purchase of a business, net	—	—	—	2.9
Income (Loss) Before Income Taxes	(16.1)	2.3	(3.4)	(5.9)
Income tax (expense) benefit	(24.3)	3.1	(6.6)	3.1
Net Income (Loss)	(40.4)%	5.4%	(10.0)%	(2.8)%

SALES

Our sales decreased 18.7% from $140.3 million for the three months ended September 30, 2018 to $114.1 million for the three months ended September 30, 2019, and increased 6.4% from $389.2 million for the nine months ended September 30, 2018 to $414.3 million for the nine months ended September 30, 2019. The decrease in sales for the three months ended September 30, 2019 was primarily attributable to a $26.8 million decrease in Access & Aggregation sales and a $3.4 million decrease in sales of our Traditional & Other Products, partially offset by a $3.9 million increase in Subscriber Solutions & Experience sales. The increase in sales for the nine months ended September 30, 2019 was primarily attributable to a $16.5 million increase in Subscriber Solutions & Experience sales and a $16.0 million increase in Access & Aggregation sales, partially offset by a $7.4 million decrease in sales of our Traditional & Other Products.

Network Solutions segment sales decreased 22.3% from $121.0 million for the three months ended September 30, 2018 to $94.0 million for the three months ended September 30, 2019, and increased 5.2% from $341.4 million for the nine months ended September 30, 2018 to $359.0 million for the nine months ended September 30, 2019. The decrease in sales for the three months ended September 30, 2019 was primarily attributable to the slowdown in shipments to two Tier-1 customers as previously discussed. For the three months ended September 30, 2019, sales in the Access & Aggregation and Traditional & Other Products categories decreased, partially offset by a increase in Subscriber Solutions & Experience category sales. The decrease in Access & Aggregation sales for the three months ended September 30, 2019 was primarily attributable to decreased fiber to the node (“FTTN”) products, offset by an increase in G.fast DPUs.  The increase in Subscriber Solutions & Experience sales for the three months ended September 30, 2019 was primarily attributable to increased Residential CPE, partially offset by a decrease in SP Business CPE and WiFi access points and infrastructure. The increase in sales for the nine months ended September 30, 2019 was primarily attributable to an increase in Access & Aggregation and Subscriber Solutions & Experience sales. The increase in Access & Aggregation sales for the nine months ended September 30, 2019 was primarily attributable to increased FTTN products and G.fast DPUs. The increase in Subscriber Solutions & Experience for the nine months ended September 30, 2019 was primarily attributable to increased Residential CPE and fiber CPE sales, partially offset by a decrease in SP Business CPE and WiFi access points and infrastructure. While we expect that revenue from Traditional & Other Products will continue to decline over time, this revenue may fluctuate and continue for years because of the time required for our customers to transition to newer technologies.

Services & Support segment sales increased 4.1% from $19.3 million for the three months ended September 30, 2018 to $20.1 million for the three months ended September 30, 2019, and increased 15.5% from $47.8 million for the nine months ended September 30, 2018 to $55.3 million for the nine months ended September 30, 2019. The increase in sales for the three and nine months ended September 30, 2019 was primarily attributable to an increase in network installation and maintenance services for Access & Aggregation products.

International sales, which are included in the amounts for the Network Solutions and Services & Support segments amounts discussed above, decreased 45.3% from $56.6 million for the three months ended September 30, 2018 to $30.9 million for the three months ended September 30, 2019 and increased 4.7% from $175.2 million for the nine months ended September 30, 2018 to $183.3 million for the nine months ended September 30, 2019. International sales, as a percentage of total sales, decreased from 40.3% for the three months ended September 30, 2018 to 27.1% for the three months ended September 30, 2019 and decreased from 45.0% for the nine months ended September 30, 2018 to 44.2% for the nine months ended September 30, 2019. The decrease in sales for the three months ended September 30, 2019, was primarily attributable the slowdown in shipments to two international Tier-1 customers.  The increase in sales for the nine months ended September 30, 2019, was primarily attributable to an increase in sales in LATAM and Asia Pacific (“APAC”), primarily attributable to network expansion programs of large Tier-1 customers.

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

COST OF SALES

As a percentage of sales, cost of sales increased from 58.4% for the three months ended September 30, 2018 to 59.4% for the three months ended September 30, 2019 and decreased from 61.9% for the nine months ended September 30, 2018 to 58.5% for the nine months ended September 30, 2019. The increase in cost of sales as a percentage of sales for the three months ended September 30, 2019 was primarily attributable to a decrease in volume, changes in customer and product mix and changes in services and support mix. The decrease in cost of sales as a percentage of sales for the nine months ended September 30, 2019 was primarily attributable to an increase in volume, a regional revenue shift, changes in customer and product mix, changes in services and support mix and a decrease in labor expense as a result of a restructuring program initiated in the first quarter of 2018.

Network Solutions segment cost of sales, as a percentage of that segment’s sales, increased from 57.8% for the three months ended September 30, 2018 to 60.0% for the three months ended September 30, 2019 and decreased from 61.0% for the nine months ended September 30, 2018 to 57.8% for the nine months ended September 30, 2019. The increase in cost of sales as a percentage of sales for the three months ended September 30, 2019 was primarily attributable to a decrease in volume, a regional revenue shift and changes in customer and product mix. The decrease in cost of sales as a percentage of sales for the nine months ended September 30, 2019 was primarily attributable to an increase in volume, a regional revenue shift, changes in customer and product mix and a decrease in labor expense due to a restructuring program initiated in the first quarter of 2018.

An important part of our strategy is to reduce the cost of each succeeding generation of product and then lower the product’s selling price based on the cost savings achieved in order to gain market share and/or improve gross margins. This may cause variations in our gross profit percentage due to timing differences between the recognition of cost reductions and the lowering of product selling prices.

Services & Support segment cost of sales, as a percentage of that segment’s sales, decreased from 61.9% for the three months ended September 30, 2018 to 56.4% for the three months ended September 30, 2019 and decreased from 68.6% for the nine months ended September 30, 2018 to 63.3% for the nine months ended September 30, 2019. The decrease in cost of sales as a percentage of sales for the three months ended September 30, 2019 was primarily attributable to an increase in volume, customer mix and changes in services and support mix. The decrease in cost of sales as a percentage of sales for the nine months ended September 30, 2019 was primarily attributable to an increase in volume, lower fixed personnel costs due to a restructuring program initiated in the first quarter of 2018, changes in customer mix and changes in services and support mix.

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

As our network planning and implementation revenue grew to become the largest component of our Services & Support segment business, our Services & Support segment gross margins decreased versus those reported when maintenance and support comprised the majority of the business. Further, because the growth in our network planning and implementation services has resulted in our Services & Support segment revenue comprising a larger percentage of our overall revenue, and because our Services & Support segment gross margins are generally below those of the Network Solutions segment, our overall corporate gross margins have declined as that business has continued to grow. Within the Services & Support segment, we do expect variability in gross margins from quarter-to-quarter based on the mix of the services recognized.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased 0.5% from $30.8 million for the three months ended September 30, 2018 to $30.9 million for the three months ended September 30, 2019, and increased 3.4% from $96.4 million for the nine months ended September 30, 2018 to $99.7 million for the nine months ended September 30, 2019. The increase in selling, general and administrative expenses for the three months ended September 30, 2019 was primarily attributable to incremental expenses as a result of the SmartRG acquisition, IP litigation costs and professional and contract services offset by decreases in personnel-related expenses. The increase in selling, general and administrative expenses for the nine months ended September 30, 2019 was primarily attributable to incremental expenses as a result of the SmartRG acquisition, IP litigation costs and deferred compensation offset by a decrease in personnel-related expenses.

As a percentage of sales, selling, general and administrative expenses increased from 21.9% for the three months ended September 30, 2018 to 27.1% for the three months ended September 30, 2019, and decreased from 24.8% for the nine months ended September 30, 2018 to 24.1% for the nine months ended September 30, 2019. Selling, general and administrative expenses as a percentage of sales may fluctuate whenever there is a significant fluctuation in revenue for the periods being compared.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased 6.6% from $29.9 million for the three months ended September 30, 2018 to $31.8 million for the three months ended September 30, 2019 and increased 2.2% from $93.5 million for the nine months ended September 30, 2018 to $95.5 million for the nine months ended September 30, 2019. The increase in research and development expenses for the three months ended September 30, 2019 was primarily attributable to increases in incremental expenses as a result of the SmartRG acquisition, personnel-related expenses and restructuring expenses. The increase in research and development expense for the nine months ended September 30, 2019 was primarily attributable to increases in incremental expenses as a result of the SmartRG acquisition, contract services and lease expense, offset by a decrease in personnel-related expenses.

As a percentage of sales, research and development expenses increased from 21.3% for the three months ended September 30, 2018 to 27.9% for the three months ended September 30, 2019, and decreased from 24.0% for the nine months ended September 30, 2018 to 23.1% for the nine months ended September 30, 2019. Research and development expenses as a percentage of sales will fluctuate whenever there are incremental product development activities or significant fluctuations in revenue for the periods being compared.

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

ASSET IMPAIRMENTS

Asset impairment, which were $3.9 million for the three and nine months ended September 30, 2019, relate to the abandonment of certain information technology implementation projects which we had previously capitalized costs related to these projects. There were no impairment charges recognized during the three and nine months ended September 30, 2018.

GAIN ON CONTINGENCY

Gain on contingency, which was $1.2 million for the nine months ended September 30, 2019, relates to the reversal of contingent liabilities which were initially recognized upon the acquisition of SmartRG in the fourth quarter of 2018. See Note 2 of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for additional information. There was no gain on contingency recognized during the three and nine months ended September 30, 2018.

INTEREST AND DIVIDEND INCOME

Interest and dividend income decreased 26.1% from $0.8 million for the three months ended September 30, 2018 to $0.6 million for the three months ended September 30, 2019, and decreased 27.3% from $2.6 million for the nine months ended September 30, 2018 to $1.9 million for the nine months ended September 30, 2019. The changes in interest and dividend income for the three and nine months ended September 30, 2019 were primarily attributable to fluctuations in investment balances.

INTEREST EXPENSE

Interest expense, which is primarily related to our taxable revenue bond, remained constant at $0.1 million in the three months ended September 30, 2018 and 2019 and $0.4 million in the nine months ended September 30, 2018 and 2019, as we had no substantial change in our fixed-rate borrowing. See “Liquidity and Capital Resources” below for additional information on our revenue bond.

NET INVESTMENT GAIN (LOSS)

Net investment gain decreased from a gain of $4.5 million for the three months ended September 30, 2018 to a loss of $0.2 million for the three months ended September 30, 2019, and increased from a gain of $5.4 million for the nine months ended September 30, 2018 to a gain of $8.2 million for the nine months ended September 30, 2019. The fluctuation in our net investment gain was primarily attributable to changes in fair value of equity securities recognized during the period. See Note 7 of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report, and “Investing Activities” in “Liquidity and Capital Resources” below for additional information.

OTHER INCOME (EXPENSE), NET

Other income (expense), net is comprised primarily of miscellaneous income and gains and losses on foreign currency transactions. Other income (expense), net increased from income of $0.2 million for the three months ended September 30, 2018 to income of $1.6 million for the three months ended September 30, 2019 and increased from expense of $0.1 million for the nine months ended September 30, 2018 to income of $2.3 million for the nine months ended September 30, 2019. The fluctuations in other income (expense), net for the three and nine months ended September 30, 2019 was primarily attributable to gains on foreign currency transactions.

GAIN ON BARGAIN PURCHASE OF A BUSINESS, NET

Gain on bargain purchase of a business, net, which was $11.3 million during the nine months ended September 30, 2018, was related to our acquisition of Sumitomo Electric Lightwave Corp.’s North American EPON business and entry into a technology license and supply agreement with Sumitomo Electric Industries, Ltd. in March 2018. No gain on bargain purchase of a business was recorded during the three or nine months ended September 30, 2019.

BENEFIT (EXPENSE) FOR INCOME TAXES

Our effective tax rate increased from a benefit of 135.7% for the three months ended September 30, 2018 to an expense of 150.6% for the three months ended September 30, 2019, and increased from a benefit of 34.9%, excluding the tax effect of the bargain purchase gain, for the nine months ended September 30, 2018 to an expense of 197.1% for the nine months ended September 30, 2019. The increase in the effective tax rate between the two periods was primarily driven by the establishment of a valuation allowance against our domestic deferred tax assets in the amount of $37.1 million during the three months ending September 30, 2019, offset by a 9.38% rate reduction related to a transfer pricing study completed during the second quarter of 2019 that resulted in the assignment of operating expenditures to specific company locations, and the effective income tax rates among the respective jurisdictions. See Note 4 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for additional information.

NET INCOME (LOSS)

As a result of the above factors, net income (loss) decreased 707.8% from net income of $7.6 million for the three months ended September 30, 2018 to a net loss of $46.1 million for the three months ended September 30, 2019, and decreased 279.6% from a net loss of $10.9 million for the nine months ended September 30, 2018 to a net loss of $41.4 million for the nine months ended September 30, 2019.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

We intend to finance our future operations with cash flow from operations. We have used, and expect to continue to use, cash generated from operations for working capital, purchases of treasury stock, shareholder dividends, future business acquisitions and other general corporate purposes, including (i) product development activities to enhance our existing products and develop new products and (ii) expansion of sales and marketing activities. We believe our cash and cash equivalents, investments and cash generated from operations to be adequate to meet our operating and capital needs for at least the next 12 months.

At September 30, 2019, cash on hand was $96.4 million and short-term investments were $28.8 million, which resulted in available short-term liquidity of $125.2 million, of which $62.5 million was held by our foreign subsidiaries. At December 31, 2018, cash on hand was $105.5 million and short-term investments were $3.2 million, which resulted in available short-term liquidity of $108.7 million, of which $87.1 million was held by our foreign subsidiaries. The increase in short-term liquidity from December 31, 2018 to September 30, 2019 is primarily attributable to a restricted certificate of deposit of $25.6 million, which serves as collateral for our revenue bond, being reclassified from a long-term investment to a short-term investment in 2019 as it matures in January 2020.

Operating Activities

Our working capital, which consists of current assets less current liabilities, decreased 6.6% from $237.4 million as of December 31, 2018 to $221.9 million as of September 30, 2019, and our current ratio, defined as current assets divided by current liabilities, decreased from 3.01 as of December 31, 2018 to 2.73 as of September 30, 2019. The decrease in our working capital and our current ratio was primarily attributable to the reclassification of our bond payable to current liabilities as it matures in January 2020, as well as the reclassification of the related restricted certificate of deposit from a long-term investment to a short-term investment. The quick ratio, defined as cash, cash equivalents, short-term investments, and net accounts receivable, divided by current liabilities, decreased from 1.76 as of December 31, 2018 to 1.68 as of September 30, 2019. The decrease in the quick ratio was primarily attributable to the reclassification of our bond payable to current liabilities as it matures in January 2020, partially offset by an increase in short-term investments, primarily related to the reclassification of our restricted certificate of deposit from a long-term investment to a short-term investment.

Net accounts receivable decreased 8.8% from $99.4 million at December 31, 2018 to $90.6 million at September 30, 2019. Our allowance for doubtful accounts was $0.1 million at December 31, 2018 and September 30, 2019. The decrease in net accounts receivable was due to a decrease in sales volume. Quarterly accounts receivable day’s sales outstanding (“DSO”) increased from 65 days as of December 31, 2018 to 73 days as of September 30, 2019. The increase in DSO is due the timing of product shipments and customer mix.

Other receivables decreased 48.4% from $36.7 million at December 31, 2018 to $18.9 million at September 30, 2019. The decrease in other receivables was primarily attributable to a decrease in leased equipment receivables, repayment of certain outstanding notes receivable in the first quarter of 2019, contract manufacturers’ receivables and income tax receivables.

Quarterly inventory turnover decreased from 3.29 turns as of December 31, 2018 to 2.71 turns at September 30, 2019. Inventory increased 5.1% from $99.8 million at December 31, 2018 to $104.9 million at September 30, 2019. We expect inventory levels to fluctuate as we attempt to maintain sufficient inventory in response to services activity and seasonal cycles of our business, ensuring competitive lead times while managing the risk of inventory obsolescence that may occur due to rapidly changing technology and customer demand.

Accounts payable decreased 12.0% from $60.1 million at December 31, 2018 to $52.8 million at September 30, 2019. Accounts payable will fluctuate due to variations in the timing of the receipt of supplies, inventory and services and our subsequent payments for these purchases.

Investing Activities

Capital expenditures totaled approximately $6.0 million and $5.7 million for the nine months ended September 30, 2019 and 2018, respectively. These expenditures were primarily used to purchase manufacturing and test equipment, software, computer hardware and for building improvements.

Our combined short-term and long-term investments increased $7.3 million from $112.1 million at December 31, 2018 to $119.4 million at September 30, 2019. This increase reflects the impact of net realized and unrealized gains and losses on our combined investments as well as new investments.

We typically invest all available cash not required for immediate use in operations, primarily in securities that we believe bear minimal risk of loss. See Note 7 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for additional information. As of September 30, 2019, our corporate bonds, municipal fixed-rate bonds, asset-backed bonds, mortgage/agency-backed bonds, U.S. government bonds and foreign government bonds were classified as available-for-sale and had a combined duration of 1.6 years with an average Moody’s credit rating of A. Because our bond portfolio has a high-quality rating and contractual maturities of short duration, we are able to obtain prices for these bonds derived from observable market inputs, or for similar securities traded in an active market, on a daily basis.

Our long-term investments at December 31, 2018 included an investment in a certificate of deposit of $25.6 million, which serves as collateral for our revenue bond. This certificate of deposit is now included in short-term investments as of September 30, 2019, as this bond matures on January 1, 2020. See Note 7 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report and “Financing Activities: Debt” below for additional information. We also have investments in various marketable equity securities classified as long-term investments with a fair market value of $32.7 million and $27.0 million, at September 30, 2019 and December 31, 2018, respectively. Long-term investments at September 30, 2019 and December 31, 2018 also included $20.6 million and $18.3 million, respectively, related to our deferred compensation plans.

No businesses were acquired during the nine months ended September 30, 2019. Acquisition of businesses, net of cash acquired, totaled $7.8 million for the nine months ended September 30, 2018. See Note 2 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for additional information.

Financing Activities

Dividends

In July 2003, our Board of Directors elected to begin declaring quarterly dividends on our common stock considering the tax treatment of dividends and adequate levels of Company liquidity. During the nine months ended September 30, 2019 and 2018, we paid dividends totaling $12.9 million and $13.0 million, respectively. The continued payment of dividends is at the discretion of the Company’s Board of Directors and is subject to general business conditions and ongoing financial results of the Company.

Debt

We have amounts outstanding under loans made pursuant to an Alabama State Industrial Development Authority revenue bond (the “Bond”) which totaled $25.6 million at September 30, 2019 and December 31, 2018. At September 30, 2019, the estimated fair value of the Bond was $25.6 million, based on a debt security with a comparable interest rate and maturity and a Standard & Poor’s credit rating of AA+. Restricted funds serving as a collateral deposit against the principal amount of the Bond in the amount of $25.6 million were included in short-term investments at September 30, 2019 and long-term investments at December 31, 2018, respectively. We have the right to offset the balance of the Bond with the collateral deposit in order to reduce the balance of the indebtedness. The Bond matures on January 1, 2020, and bears interest at the rate of 2% per annum. In conjunction with this program, we are eligible to receive certain economic incentives from the state of Alabama that reduce the amount of payroll withholdings we are required to remit to the state for those employment positions that qualify under this program. We are required to make payments in the amounts necessary to pay the interest on the amounts currently outstanding. The restricted funds held as collateral against the principal amount of the Bond will be used to pay the outstanding principal and interest upon the Bond’s maturity.

Stock Repurchase Program

Since 1997, our Board of Directors has approved multiple share repurchase programs that have authorized repurchases of our common stock, which are implemented through open market or private purchases from time to time as conditions warrant. During the nine months ended September 30, 2019, we repurchased 13,000 shares of our common stock for $0.2 million at an average price of $14.06 per share. We currently have authorization to repurchase an additional 2.5 million shares of our common stock under the current authorization of up to 5.0 million shares.

Stock Option Exercises

We issued 34,000 shares of treasury stock during the nine months ended September 30, 2019 to accommodate employee stock option exercises. The stock options had exercise prices ranging from $15.33 to $16.97. We received proceeds totaling $0.5 million from the exercise of these stock options during the nine months ended September 30, 2019.

Off-Balance Sheet Arrangements and Contractual Obligations

We do not have off-balance sheet financing arrangements and have not engaged in any related party transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources. During the nine months ended September 30, 2019, there have been no material changes in contractual obligations and commercial commitments from those discussed in the 2018 Form 10-K, except for a new operating lease for office space in India. This lease has an initial term of five years and includes an option to renew for an additional five-year period.

We have committed to invest up to an aggregate of $7.9 million in two private equity funds, of which $7.7 million has been applied as of September 30, 2019.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in foreign currency rates, interest rates and prices of marketable equity and fixed-income securities. The primary objective of the large majority of our investment activities is to preserve principal while at the same time achieving appropriate yields without significantly increasing risk. To achieve this objective, a majority of our marketable securities are investment grade corporate bonds, municipal fixed-rate bonds, asset-backed bonds, mortgage/agency-backed bonds, U.S. and foreign government bonds and municipal money market instruments denominated in U.S. dollars. Our investment policy provides limitations for issuer concentration, which limits, at the time of purchase, the concentration in any one issuer to 5% of the market value of our total investment portfolio.

We maintain depository investments with certain financial institutions. Although these depository investments may exceed government insured depository limits, we have evaluated the credit-worthiness of these financial institutions, and determined the risk of material financial loss due to exposure of such credit risk to be minimal. As of September 30, 2019, $93.7 million of our cash and cash equivalents, primarily certain domestic money market funds and foreign depository accounts, were in excess of government provided insured depository limits.

As of September 30, 2019, approximately $38.4 million of our cash and investments could be directly affected by changes in interest rates. We have performed a hypothetical sensitivity analysis assuming market interest rates increase or decrease by 50 basis points (“bps”) for an entire year, while all other variables remain constant. At September 30, 2019, we held $5.9 million of cash and variable-rate investments where a change in interest rates would impact our interest income. A hypothetical 50 bps decline in interest rates as of September 30, 2019 would reduce annualized interest income on our cash and investments by approximately $0.1 million. In addition, we held $32.5 million of fixed-rate bonds whose fair values may be directly affected by a change in interest rates. A hypothetical 50 bps increase in interest rates as of September 30, 2019 would reduce the fair value of our fixed-rate bonds by approximately $0.3 million.

We are exposed to changes in foreign currency exchange rates to the extent that such changes affect our revenue and gross margin on revenue derived from some international customers, expenses, and assets and liabilities held in non-functional currencies related to our foreign subsidiaries. Our primary exposures to foreign currency exchange rates are with our German subsidiary, whose functional currency is the Euro, our Australian subsidiary, whose functional currency is the Australian dollar, and our Mexican subsidiary, whose functional currency is the U.S. dollar. We are exposed to changes in foreign currency exchange rates to the extent of our German subsidiary’s use of contract manufacturers and raw material suppliers whom we predominately pay in U.S. dollars. We may establish cash flow hedges utilizing foreign exchange forward contracts to reduce the risk that movements in exchange rates will adversely affect the net cash flows resulting from the planned purchase of products from foreign suppliers. As a result, changes in currency exchange rates could cause variations in gross margin in the products that we sell in the Europe, Middle East and Africa region.

We have certain customers and suppliers who are invoiced or pay in a non-functional currency. Changes in the monetary exchange rates may adversely affect our results of operations and financial condition, as outstanding non-functional balances are revalued to the functional currency through profit and loss. When appropriate, we utilize foreign exchange forward contracts to help manage the volatility relating to these valuation exposures. All changes in the fair value of our derivative instruments that do not qualify for or are not designated for hedged accounting transactions are recognized as other income (expense), net in the Condensed Consolidated Statements of Income. We do not hold or issue derivative instruments for trading or other speculative purposes. All non-functional currencies billed would result in a combined hypothetical gain or loss of $1.6 million if the U.S. dollar weakened or strengthened 10% against the billing currencies. Although we do not currently hold any derivative instruments, any gain or loss would be partially mitigated by these derivative instruments.

As of September 30, 2019, we had certain material contracts, including accounts receivable, accounts payable and lease liabilities, denominated in foreign currencies. As of September 30, 2019, we did not have any forward contracts outstanding.

For further information about the fair value of our investments as of September 30, 2019, see Note 7 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

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

As of the end of the period covered by this report, an evaluation was carried out by management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2019 due to the material weaknesses in our internal control over financial reporting described below.

Material Weaknesses

A material weakness is a significant deficiency, or a combination of significant deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected and corrected on a timely basis. On August 8, 2019, the Company’s management, in consultation with the Audit Committee of the Board of Directors, concluded that there were two material weaknesses related to internal control deficiencies that existed as of December 31, 2018 and that continued through the end of the third quarter of 2019. Specifically, the Company’s management determined that the Company did not design and maintain effective internal control over certain aspects of the existence and valuation of inventory:

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

Despite the existence of these material weaknesses, we believe that the consolidated financial statements included in this report (as well as the financial statements included in the 2018 Form 10-K/A and in our Quarterly Reports on form 10-Q for the periods ended March 31, 2019 and June 30, 2019) present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented, in conformity with accounting principles generally accepted in the United States of America. These material weaknesses did not result in any material misstatement to the Company’s financial statements or disclosures but did result in an out-of-period adjustment with the effect of increasing cost of goods sold during the three months ended June 30, 2019 and decreasing cost of goods sold for the six months ended June 30, 2019. See Note 1of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for additional information. However, these material weaknesses could result in a misstatement of the Company’s interim or annual consolidated financial statements and disclosures that would result in a material misstatement that would not be prevented or detected.

Management’s Remediation Initiatives. Management has been working to further strengthen the Company’s internal controls relating to inventory. Specifically, the Company has begun redesigning and enhancing additional controls and procedures to ensure the completeness of our cycle count program and the completeness and accuracy of key reports and related data used to monitor the results of this cycle count program. Additionally, the Company has begun redesigning and implementing enhanced controls and procedures related to the review of significant inputs and assumptions used to determine our excess and obsolete inventory reserve, and to ensure the completeness and accuracy of key reports and related data used in the calculation of the excess and obsolete inventory reserve. The Company has begun to implement enhancements to these processes and controls to comply with internal policies in order to ensure completeness and accuracy of inventories. For example, the Company has revised the methodology used in estimating its excess and obsolete inventory reserve, as further discussed in Note 1 of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report. We believe that the foregoing actions will support the improvement of our internal control over financial reporting, and, through our efforts to identify, design, and implement the necessary control activities, will be effective in remediating the material weaknesses described above. We will continue to devote significant time and attention to these remediation efforts. As we continue to evaluate and work to improve our internal control over financial reporting, management may determine to take additional measures to address the material weaknesses or determine to modify the remediation plan described above. Until the remediation steps set forth above, including the efforts to implement the necessary control activities that we identify, are fully completed, the material weaknesses described above will continue to exist.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information with respect to this item may be found in Note 17 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

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

As further described in Part I, Item 4 of this report, management has concluded that certain material weaknesses in our internal control over financial reporting existed as of December 31, 2018 and continued through September 30, 2019. Specifically, management has determined that controls were not effectively designed, documented, and maintained to verify that the existence of all inventories subject to our cycle count program were included and counted at the frequency required under the Company’s internal policies, and that the key reports and related data used to monitor the results of this program were not validated to ensure completeness and accuracy. Furthermore, management has determined that controls were not effectively designed and maintained over the determination of the estimated reserve for excess and obsolete inventory, including the review of significant inputs and assumptions used to determine our excess and obsolete inventory reserve, and to ensure the completeness and accuracy of key reports and related data used in the calculation of this reserve. Despite the existence of these material weaknesses, we believe that the consolidated financial statements included in this report (as well as in the 2018 Form 10-K and in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2019 and June 30, 2019) present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented, in conformity with accounting principles generally accepted in the United States of America. However, these material weaknesses, if not remediated, could result in a misstatement of the Company’s future interim or annual consolidated financial statements and disclosures that would result in a material misstatement that would not be prevented or detected.

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

Changes in trade policy in the United States and other countries, specifically China, including the imposition of additional tariffs and the resulting consequences, may adversely impact our gross profits, gross margins, results of operations and financial condition.

The U.S. government has imposed tariffs on a wide-range of products and goods manufactured in China and imported into the U.S. These tariffs are intended to address trade imbalances, which include decreasing imports from China and encouraging increased production of these products in the U.S. These proposals have, and could continue to, result in increased customs duties and tariffs. We import an increasing percentage of our products into the U.S from China, and an increase in customs duties and tariffs with respect to these imports could negatively impact our gross profit, gross margins and results of operations. These customs duties and tariffs may also cause other U.S. trading partners to take certain actions with respect to U.S. imports in their respective countries. Any potential changes in trade policies in the U.S. and the potential actions by other countries in which we do business could adversely impact our financial performance.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth repurchases of our common stock for the months indicated:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2019 – July 31, 2019	—	$—	—	2,545,430
August 1, 2019 – August 31, 2019	—	$—	—	2,545,430
September 1, 2019 – September 30, 2019	—	$—	—	2,545,430
Total	—		—

In July 2015, our Board of Directors authorized the repurchase of an additional 5.0 million shares of our common stock (bringing the total shares authorized for repurchase under the stock repurchase programs since 1997 to 50.0 million). This authorization will be implemented through open market or private purchases from time to time as conditions warrant. We currently have authorization to repurchase 2.5 million shares of our common stock under the current authorization of up to 5.0 million shares.

ITEM 6. EXHIBITS

Exhibits.

Exhibit No.	Description

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018; (ii) Condensed Consolidated Statements of Income (Loss) for the three and nine months ended September 30, 2019 and 2018; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2019 and 2018; (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended September 30, 2019, June 30, 2019, March 31, 2019, September 30, 2018, June 30, 2018 and March 31, 2018; (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018; and (vi) Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADTRAN, Inc. (Registrant)

Date: November 5, 2019	/s/ Michael Foliano
Michael Foliano
Senior Vice President of Finance and
Chief Financial Officer