Form 10-Q
period 2020-06-30
ADTRAN INC
filed 2020-08-07
CIK 926282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 6, 2020, the registrant had 47,957,952 shares of common stock, $0.01 par value per share, outstanding.

ADTRAN, Inc.

Quarterly Report on Form 10-Q

For the Three and Six Months Ended June 30, 2020

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of ADTRAN, Inc. (“ADTRAN”, the “Company”, “we”, “our” or “us”). ADTRAN and its representatives may from time to time make written or oral forward-looking statements, including statements contained in this report, our other filings with the Securities and Exchange Commission (the “SEC”) and other communications with our stockholders. Any statement that does not directly relate to a historical or current fact is a forward-looking statement. Generally, the words, “believe”, “expect”, “intend”, “estimate”, “anticipate”, “will”, “may”, “could” and similar expressions identify forward-looking statements. We caution you that any forward-looking statements made by us or on our behalf are subject to uncertainties and other factors that could affect the accuracy of such statements. The following are some of the risks that could affect our financial performance or could cause actual results to differ materially from those expressed or implied in our forward-looking statements:

•	Our operating results may fluctuate in future periods, which may adversely affect our stock price.
•	Our revenues for a particular period can be difficult to predict, and a shortfall in revenue may harm our operating results.
•	General economic conditions may reduce our revenues and harm our operating results, financial condition and cash flows.
•	The ongoing COVID-19 pandemic could adversely affect our business, results of operations and financial condition, including possible disruptions in our supply chain, workforce and/or customer demand.
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
•

A material weakness in our internal control over financial reporting could result in a loss of investor confidence in the reliability of our financial statements, which in turn could negatively affect the price of our common stock.

•	Failure to comply with the U.S. Foreign Corrupt Practices Act and similar laws associated with our global activities could subject us to penalties or other adverse consequences.
•	Our operating results may be adversely affected due to uncertain global economic and financial market conditions.
•	Our failure or the failure of our contract manufacturers to comply with applicable environmental regulations could adversely impact our results of operations.
•	If our products do not interoperate with our customers’ networks, installations may be delayed or cancelled, which could harm our business.
•	The lengthy sales and approval process required by service providers for new products could result in fluctuations in our revenue.
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

•	Managing our inventory is complex and may include write-downs of excess or obsolete inventory.
•	The continuing growth of our international operations could expose us to additional risks, increase our costs and adversely affect our operating results, financial condition and cash flow.
•	We may be adversely affected by fluctuations in currency exchange rates.
•	Our success depends on our ability to reduce the selling prices of succeeding generations of our products.
•	Breaches in our information systems and cyber-attacks could compromise our intellectual property and cause significant damage to our business and reputation.

•	Our failure to maintain rights to intellectual property used in our business could adversely affect the development, functionality and commercial value of our products.
•	Software under license from third parties for use in certain of our products may not continue to be available to us on commercially reasonable terms.
•	Our use of open source software could impose limitations on our ability to commercialize our products.
•	We may incur liabilities or become subject to litigation that may have a material effect on our business.
•	We depend on distributors who maintain inventories of our products. If the distributors reduce their inventories of these products, our sales could be adversely affected.
•	If we are unable to successfully develop and maintain relationships with system integrators, service providers and enterprise value-added resellers, our sales may be negatively affected.
•	If we fail to manage our exposure to worldwide financial and securities markets successfully, our operating results and financial statements could be materially impacted.
•	New or revised tax regulations, changes in our effective tax rate or assessments arising from tax audits may have an adverse impact on our results.
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

The foregoing list of risks is not exclusive. For a more detailed description of the risk factors associated with our business, see Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 25, 2020 (the “2019 Form 10-K”), as well as the risk factors set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q. We caution investors that other factors may prove to be important in the future in affecting our operating results. New factors emerge from time to time, and it is not possible for us to predict all of these factors, nor can we assess the impact each factor, or a combination of factors, may have on our business.

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

GLOSSARY OF SELECTED TERMS

Below are certain acronyms, concepts and defined terms commonly used in our industry and in this Quarterly Report on Form 10-Q, along with their meanings:

Acronym/Concept/ Defined Term	Meaning
carrier	An entity that provides voice, data or video services to consumers and businesses
CPE	Customer-Premises Equipment
CSP	Communication Service Provider
DSO	Days Sales Outstanding
FCC	Federal Communications Commission
FTTN	Fiber to the Node
Gfast

A digital subscriber line protocol standard for local loops (telephone lines) shorter than 500 meters with performance targets between 100 Mbps (as defined below) and 1 gigabit per second, depending on loop length

LAN	Local Area Network
MSO	Multiple System Operator
PON	Passive Optical Network
SD-Access	Software Defined Access
SP	Service Provider
U.S.	United States
WAN	Wide Area Network

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADTRAN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	June 30,	December 31,
	2020	2019
ASSETS
Current Assets
Cash and cash equivalents	$69,059	$73,773
Restricted cash	1,186	—
Short-term investments	9,033	33,243
Accounts receivable, less allowance for doubtful accounts of $38 as of June 30, 2020 and December 31, 2019	95,335	90,531
Other receivables	26,026	16,566
Inventory	106,131	98,305
Prepaid expenses and other current assets	8,104	7,892
Total Current Assets	314,874	320,310
Property, plant and equipment, net	65,194	68,086
Deferred tax assets, net	7,573	7,561
Goodwill	6,968	6,968
Intangibles, net	25,455	27,821
Other assets	18,225	19,883
Long-term investments	84,383	94,489
Total Assets	$522,672	$545,118
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$62,465	$44,870
Bonds payable	—	24,600
Unearned revenue	12,090	11,963
Accrued expenses and other liabilities	12,466	13,876
Accrued wages and benefits	17,683	13,890
Income tax payable, net	2,450	3,512
Total Current Liabilities	107,154	112,711
Non-current unearned revenue	6,166	6,012
Pension liability	15,649	15,886
Deferred compensation liability	21,908	21,698
Other non-current liabilities	7,601	8,385
Total Liabilities	158,478	164,692
Commitments and contingencies (see Note 18)
Stockholders’ Equity
Common stock, par value $0.01 per share; 200,000 shares authorized; 79,652 shares issued and 47,957 shares outstanding as of June 30, 2020 and 79,652 shares issued and 48,020 shares outstanding as of December 31, 2019	797	797
Additional paid-in capital	278,078	274,632
Accumulated other comprehensive loss	(15,346)	(16,417)
Retained earnings	787,220	806,702
Treasury stock at cost: 31,568 and 31,636 shares at June 30, 2020 and December 31, 2019, respectively	(686,555)	(685,288)
Total Stockholders’ Equity	364,194	380,426
Total Liabilities and Stockholders’ Equity	$522,672	$545,118

See accompanying notes to condensed consolidated financial statements.

ADTRAN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Sales
Network Solutions	$111,323	$139,167	$208,695	$264,989
Services & Support	17,392	17,224	34,543	35,193
Total Sales	128,715	156,391	243,238	300,182
Cost of Sales
Network Solutions	64,071	80,175	115,697	150,909
Services & Support	11,172	11,201	22,469	23,646
Total Cost of Sales	75,243	91,376	138,166	174,555
Gross Profit	53,472	65,015	105,072	125,627
Selling, general and administrative expenses	30,799	33,619	57,419	68,751
Research and development expenses	28,712	32,064	58,571	63,711
Gain on contingency	—	(1,230)	—	(1,230)
Asset impairments	—	—	65	—
Operating Income (Loss)	(6,039)	562	(10,983)	(5,605)
Interest and dividend income	331	692	687	1,283
Interest expense	—	(127)	(1)	(254)
Net investment gain (loss)	9,852	2,485	(1,025)	8,411
Other income (expense), net	(1,757)	(205)	(628)	650
Income (Loss) Before Income Taxes	2,387	3,407	(11,950)	4,485
Income tax (expense) benefit	(1,635)	588	2,733	280
Net Income (Loss)	$752	$3,995	$(9,217)	$4,765

Weighted average shares outstanding – basic	47,958	47,802	47,957	47,792
Weighted average shares outstanding – diluted	48,254	48,036	47,957	47,939

Earnings (loss) per common share – basic	$0.02	$0.08	$(0.19)	$0.10
Earnings (loss) per common share – diluted	$0.02	$0.08	$(0.19)	$0.10

See accompanying notes to condensed consolidated financial statements.

ADTRAN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net Income (Loss)	$752	$3,995	$(9,217)	$4,765
Other Comprehensive Income (Loss), net of tax
Net unrealized gains on available-for-sale securities	373	107	490	292
Defined benefit plan adjustments	191	150	332	271
Foreign currency translation	1,899	533	249	(627)
Other Comprehensive Income (Loss), net of tax	2,463	790	1,071	(64)
Comprehensive Income (Loss), net of tax	$3,215	$4,785	$(8,146)	$4,701

See accompanying notes to condensed consolidated financial statements.

ADTRAN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of January 1, 2019	79,652	$797	$267,670	$883,975	$(691,747)	$(14,416)	$446,279
Net income	—	—	—	770	—	—	770
Adoption of new accounting standards	—	—	—	(381)	—	385	4
Other comprehensive loss, net of tax	—	—	—	—	—	(854)	(854)
Dividend payments ($0.09 per share)	—	—	—	(4,301)	—	—	(4,301)
Dividends accrued on unvested RSUs	—	—	—	(18)	—	—	(18)
PSUs, RSUs and restricted stock vested	—	—	—	(865)	857	—	(8)
Purchases of treasury stock	—	—	—	—	(184)	—	(184)
Stock-based compensation expense	—	—	1,859	—	—	—	1,859
Balance as of March 31, 2019	79,652	$797	$269,529	$879,180	$(691,074)	$(14,885)	$443,547
Net income	—	—	—	3,995	—	—	3,995
Other comprehensive income, net of tax	—	—	—	—	—	790	790
Dividend payments ($0.09 per share)	—	—	—	(4,303)	—	—	(4,303)
Dividends accrued on unvested RSUs	—	—	—	(34)	—	—	(34)
Stock options exercised	—	—	—	(208)	734	—	526
Stock-based compensation expense	—	—	1,454	—	—	—	1,454
Balance at June 30, 2019	79,652	$797	$270,983	$878,630	$(690,340)	$(14,095)	$445,975

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of January 1, 2020	79,652	$797	$274,632	$806,702	$(685,288)	$(16,417)	$380,426
Net loss	—	—	—	(9,969)	—	—	(9,969)
Other comprehensive loss, net of tax	—	—	—	—	—	(1,392)	(1,392)
Dividend payments ($0.09 per share)	—	—	—	(4,328)	—	—	(4,328)
Dividends accrued on unvested RSUs	—	—	—	(32)	—	—	(32)
Deferred compensation adjustments, net of tax	—	—	—	—	(2,758)	—	(2,758)
PSUs, RSUs and restricted stock vested	—	—	—	(1,524)	1,501	—	(23)
Stock-based compensation expense	—	—	1,791	—	—	—	1,791
Balance as of March 31, 2020	79,652	$797	$276,423	$790,849	$(686,545)	$(17,809)	$363,715
Net income	—	—	—	752	—	—	752
Other comprehensive income, net of tax	—	—	—	—	—	2,463	2,463
Dividend payments ($0.09 per share)	—	—	—	(4,337)	—	—	(4,337)
Dividends accrued on unvested RSUs	—	—	—	(28)	—	—	(28)
Deferred compensation adjustments, net of tax	—	—	—	—	(24)		(24)
PSUs, RSUs and restricted stock vested	—	—	—	(16)	14	—	(2)
Stock-based compensation expense	—	—	1,655	—	—	—	1,655
Balance at June 30, 2020	79,652	$797	$278,078	$787,220	$(686,555)	$(15,346)	$364,194

See accompanying notes to condensed consolidated financial statements.

ADTRAN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(9,217)	$4,765
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,404	8,913
Asset impairments	65	—
Amortization of net premium on available-for-sale investments	86	(57)
Net (gain) loss on long-term investments	1,025	(8,411)
Net loss on disposal of property, plant and equipment	52	58
Gain on contingency	—	(1,230)
Gain on life insurance proceeds	—	(1,000)
Stock-based compensation expense	3,446	3,313
Deferred income taxes	(5)	(1,880)
Changes in operating assets and liabilities:
Accounts receivable, net	(4,727)	(17,288)
Other receivables	(9,468)	11,678
Inventory	(7,878)	4,612
Prepaid expenses and other assets	1,444	4,715
Accounts payable, net	17,389	5,009
Accrued expenses and other liabilities	2,097	640
Income taxes payable	(1,032)	(2,830)
Net cash provided by operating activities	1,681	11,007

Cash flows from investing activities:
Purchases of property, plant and equipment	(3,148)	(4,307)
Proceeds from sales and maturities of available-for-sale investments	63,318	24,306
Purchases of available-for-sale investments	(31,897)	(21,544)
Acquisition of note receivable	(523)	—
Life insurance proceeds received	—	1,000
Acquisition of business	—	13
Net cash provided by (used in) investing activities	27,750	(532)

Cash flows from financing activities:
Proceeds from stock option exercises	—	526
Purchases of treasury stock	—	(184)
Dividend payments	(8,665)	(8,604)
Repayment of bonds payable	(24,600)	—
Net cash used in financing activities	(33,265)	(8,262)

Net increase (decrease) in cash, cash equivalents and restricted cash	(3,834)	2,213
Effect of exchange rate changes	306	(900)
Cash, cash equivalents and restricted cash, beginning of period	73,773	105,504
Cash, cash equivalents and restricted cash, end of period	$70,245	$106,817

Supplemental disclosure of non-cash investing activities:
Purchases of property, plant and equipment included in accounts payable	$198	$205

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expense during the reporting period. The more significant estimates include excess and obsolete inventory reserves, warranty reserves, customer rebates, determination and accrual of deferred revenue components of multi-element sales agreements, estimated costs to complete obligations associated with deferred and accrued revenues and network installations, estimated income tax provision and income tax contingencies, fair value of stock-based compensation, assessment of goodwill and other intangibles for impairment, estimated lives of intangible assets, estimated pension liability and fair value of investments. Actual amounts could differ significantly from these estimates.

We assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to us and the unknown future impacts of the novel coronavirus (“COVID-19”) as of June 30, 2020 and through the date of this report. The accounting matters assessed included, but were not limited to, the allowance for doubtful accounts, current estimated credit losses, stock-based compensation, carrying value of goodwill, intangibles and other long-lived assets, financial assets, valuation allowances for tax assets and revenue recognition. While there was not a material impact to our consolidated financial statements as of and for the quarter ended June 30, 2020 resulting from these assessments, future conditions related to the magnitude and duration of the COVID-19 pandemic, as well as other factors, could result in material impacts to our consolidated financial statements in future reporting periods.

Correction of Immaterial Misstatements

During the three months ended June 30, 2019, the Company determined that there was an immaterial misstatement of its excess and obsolete inventory reserves in its previously issued annual and interim financial statements. The Company corrected this misstatement by recognizing a $0.8 million out-of-period adjustment during the three months ended June 30, 2019, which increased its excess and obsolete inventory reserve and cost of goods sold for the period. For the six months ended June 30, 2019, the out-of-period adjustment was a cumulative $0.2 million reduction in its excess and obsolete inventory reserve and cost of goods sold. In addition, the Company determined that a $1.0 million cash inflow related to an insurance recovery was incorrectly classified as a cash flow from operations instead of a cash flow from investing activities within the unaudited Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2019. The Company corrected this misstatement in the Unaudited Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2019 to correctly reflect the $1.0 million insurance recovery as a cash inflow from investing activities. Management determined that these misstatements were not material to any of its previously issued financial statements on both a quantitative and qualitative basis.

During the first quarter of 2020, it was determined that certain investments held in the Company’s stock for a deferred compensation plan accounted for as a Rabbi trust were incorrectly classified as long-term investments with the fair value of such investments incorrectly marked to market at each period end rather than classified as treasury stock held at historical cost. This plan has been in existence since 2011. The Company corrected this misstatement as an out-of-period adjustment in the three months ended March 31, 2020 by remeasuring the investment assets to their historical cost basis through the recording of a net investment gain of $1.5 million in the unaudited Condensed Consolidated Statement of Income (Loss) and then correcting the classification by decreasing the long-term investment balance at its remeasured cost basis of $2.8 million to treasury stock in the unaudited Condensed Consolidated Balance Sheet as of March 31, 2020. Management has determined that this misstatement was not material to any of its previously issued financial statements and that correction of the misstatement is also not expected to be material to the 2020 annual financial results on either a quantitative or qualitative basis.

Recently Adopted Accounting Pronouncements

During 2020, we adopted the following accounting standards, which had the following impacts on our consolidated financial statements:

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires the measurement and recognition of expected credit losses for financial instruments held at amortized cost. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326 Financial Instruments – Credit Losses, which clarifies that receivables arising from operating leases are not within the scope of the credit losses standard, but rather should be accounted for in accordance with the standard for leases. In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments–Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which clarifies the accounting for transfers between classifications of debt securities and clarifies that entities should include expected recoveries on financial assets in the calculation of the current expected credit loss allowance. In addition, renewal options that are not unconditionally cancelable should be considered in the determination of expected credit losses. In May 2019, the FASB issued ASU 2019-05, Financial Instruments – Credit Losses (Topic 326): Targeted Transition Relief, which amends ASU 2016-13 to allow companies, upon adoption, to elect the fair value option on financial instruments that were previously recorded at amortized cost if they meet certain criteria. In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, which makes various narrow-scope amendments to the new credit losses standard, such as providing disclosure relief for accrued interest receivables. All of these ASUs were codified as part of ASC Topic 326 and were effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company adopted this standard on January 1, 2020, using a modified-retrospective approach and, therefore, elected to carry forward legacy disclosures for comparative periods and did not adjust the comparative period financial information. Additionally, the Company made an accounting policy election, at the class of financing receivable, not to measure the allowance for credit losses for accrued interest receivables, as the Company writes off the uncollectable accrued interest receivable by reversing any previously recorded interest income in a timely manner (as soon as these amounts are determined to be uncollectable). The adoption of this standard did not have a material effect on our consolidated financial statements. See Note 19 for additional information.

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

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.  ASU 2018-15 clarifies certain aspects of ASU 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. Specifically, ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementations costs incurred to develop or obtain internal use software. The Company adopted ASU 2018-15 on January 1, 2020, retrospectively. The adoption of this standard resulted in a reclassification of $5.6 million from property, plant and equipment to other assets for certain previously capitalized costs related to information technology implementation projects that had not yet been placed in service on the Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019. There was no impact to previously reported net cash provided by (used in) operations on the statement of cash flows and no impact to the statements of income (loss) as no portion of the capitalized asset was depreciated in prior periods.

The following table illustrates the impact of adoption of ASU 2018-15 on the Condensed Consolidated Balance Sheet as of December 31, 2019:

	As of December 31, 2019
(In thousands)	Pre-Adoption	Effect of Adoption	As Presented Now
Condensed Consolidated Balance Sheet
Property, plant and equipment, net	$73,708	$(5,622)	$68,086
Other assets	$14,261	$5,622	$19,883

The following table illustrates the impact of adoption of ASU 2018-15 on the Condensed Consolidated Statement of Income for the three and six months ended June 30, 2019 and the Condensed Consolidated Statement of Cash Flows for six months ended June 30, 2019:

	Three months ended June 30, 2019
(In thousands)	Pre-Adoption	Effect of Adoption	As Presented Now
Condensed Consolidated Statement of Income (Loss)
Net income	$3,995	$—	$3,995

	Six months ended June 30, 2019
(In thousands)	Pre-Adoption	Effect of Adoption	As Presented Now
Condensed Consolidated Statement of Income (Loss)
Net income	$4,765	$—	$4,765
Condensed Consolidated Statement of Cash Flows
Net cash provided by operating activities	$11,007	$—	$11,007

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing various exceptions, such as the exception to the incremental approach for intra-period tax allocation when there is a loss from continuing operations and income or a gain from other items. The amendments in this update also simplify the accounting for income taxes related to income-based franchise taxes and require that an entity reflect enacted tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The Company early adopted ASU 2019-12 on April 1, 2020, which will be applied on a prospective basis as if the Company adopted the standard on January 1, 2020. The Company early adopted the standard to take advantage of the simplification of rules for income taxes on intra-period tax allocations. Specifically, the adoption of this standard resulted in the recognition of approximately $0.1 million of tax benefit in other comprehensive income (loss), that otherwise would have been recognized in continuing operations had the intra-period tax allocation been completed. There were no other impacts from this standard on the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Income (Loss) or Condensed Consolidated Statements of Cash Flows.

Recent Accounting Pronouncements Not Yet Adopted

In August 2018, the FASB issued ASU 2018-14, Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans, which makes changes to and clarifies the disclosure requirements related to defined benefit pension and other postretirement plans. ASU 2018-14 requires additional disclosures related to the reasons for significant gains and losses affecting the benefit obligation and an explanation of any other significant changes in the benefit obligation or plan assets that are not otherwise apparent in other disclosures required by ASC 715. ASU 2018-14 also clarifies the guidance in ASC 715 to require disclosure of the projected benefit obligation (“PBO”) and fair value of plan assets for pension plans with PBOs in excess of plan assets and the accumulated benefit obligation (“ABO”) and fair value of plan assets for pension plans with ABOs in excess of plan assets. ASU 2018-14 is effective for public business entities for fiscal years ending after December 15, 2020. The Company is currently evaluating the impact this guidance will have on its related disclosures.

2. CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheet that sum to the total of the same such amounts shown in the consolidated statement of cash flows:

(In thousands)	June 30, 2020
Cash and cash equivalents	$69,059
Restricted cash	1,186
Cash, cash equivalents and restricted cash	$70,245

The Company did not have any restricted cash as of June 30, 2019.

See Note 18 for additional information regarding restricted cash.

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

Sales by Category

In addition to our reportable segments, revenue is also reported for the following three categories – Access & Aggregation, Subscriber Solutions & Experience and Traditional & Other Products.

The following tables disaggregate revenue by reportable segment and revenue category for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended
	June 30, 2020			June 30, 2019
(In thousands)	Network Solutions	Services & Support	Total	Network Solutions	Services & Support	Total
Access & Aggregation	$69,721	$13,055	$82,776	$96,262	$13,159	$109,421
Subscriber Solutions & Experience	38,081	2,312	40,393	38,444	2,058	40,502
Traditional & Other Products	3,521	2,025	5,546	4,461	2,007	6,468
Total	$111,323	$17,392	$128,715	$139,167	$17,224	$156,391

	Six Months Ended
	June 30, 2020			June 30, 2019
(In thousands)	Network Solutions	Services & Support	Total	Network Solutions	Services & Support	Total
Access & Aggregation	$122,776	$25,966	$148,742	$181,935	$27,264	$209,199
Subscriber Solutions & Experience	78,064	4,508	82,572	73,163	4,092	77,255
Traditional & Other Products	7,855	4,069	11,924	9,891	3,837	13,728
Total	$208,695	$34,543	$243,238	$264,989	$35,193	$300,182

Revenue allocated to remaining performance obligations represents contract revenues that have not yet been recognized for contracts with a duration of greater than one year. As of June 30, 2020, we did not have any significant performance obligations related to customer contracts that had an original expected duration of one year or more, other than maintenance services, which are satisfied over time. As a practical expedient, for certain contracts we recognize revenue equal to the amounts that we are entitled to invoice, which correspond to the value of completed performance obligations to date. The amount related to these performance obligations was $16.0 million and $13.6 million as of June 30, 2020 and December 31, 2019, respectively. The Company expects to recognize 62% of the $16.0 million as of June 30, 2020 over the next 12 months, with the remainder to be recognized thereafter.

The following table provides information about receivables, contract assets and unearned revenue from contracts with customers:

(In thousands)	June 30, 2020	December 31, 2019
Accounts receivable, net	$95,335	$90,531
Contract assets(1)	$1,028	$2,812
Unearned revenue	$12,090	$11,963
Non-current unearned revenue	$6,166	$6,012

(1)	Included in other receivables on the Condensed Consolidated Balance Sheets.

Of the outstanding unearned revenue balances as of December 31, 2019 and December 31, 2018, $2.4 million and $3.6 million were recognized as revenue during the three months ended June 30, 2020 and 2019, respectively, and $8.1 million and $10.5 million were recognized as revenue during the six months ended June 30, 2020 and 2019, respectively.

4. INCOME TAXES

Our effective tax rate increased from a benefit of 17.3% for the three months ended June 30, 2019 to an expense of 68.5% for the three months ended June 30, 2020 and decreased from a benefit of 6.2% for the six months ended June 30, 2019 to a benefit of 22.9% for the six months ended June 30, 2020. The change in the effective tax rate for the three months ended June 30, 2020 was impacted by tax expense in our international operations and additional changes in the valuation allowance related to our domestic operations. The change in the effective tax rate for the three and six months ended June 30, 2019 was primarily driven by the shift to profitability for the three and six months ended June 30, 2019, with tax expense being offset by a 29.1% rate reduction related to a transfer pricing study completed during the second quarter of 2019 that resulted in the assignment of operating expenditures to specific Company locations, and the effective income tax rates among the respective jurisdictions. The decrease in the effective tax rate for the six months ended June 30, 2020 was primarily driven by a tax benefit of $7.4 million recognized during the six months ended June 30, 2020 as a result of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) signed into law on March 27, 2020, which allowed for the carryback of federal net operating losses, partially offset with tax expense in our international operations and changes in our valuation allowance related to our domestic operations. An increase in the valuation allowance against our domestic deferred tax assets was recorded in the amount of $3.6 million during the three and six months ended June 30, 2020.

The Company continually reviews the adequacy of its valuation allowance and recognizes the benefits of deferred tax assets only as the reassessment indicates that it is more likely than not that the deferred tax assets will be recognized in accordance with ASC 740, Income Taxes. As of June 30, 2020, the Company had deferred tax assets totaling $59.8 million, and a valuation allowance totaling $52.2 million had been established against those deferred tax assets. The remaining $7.6 million in deferred tax assets not offset by a valuation allowance is located in various foreign jurisdictions where the Company believes that it is more likely than not that we will realize these deferred tax assets. Our assessment of the realizability of our deferred tax assets includes the evaluation of evidence, some of which requires significant judgement, including historical operating results, the evaluation of our three-year cumulative income position, future taxable income projections and tax planning strategies. Should management’s conclusion change in the future and additional valuation allowance or a partial or full release of the valuation allowance is necessary, it could have a material effect on our consolidated financial statements.

Supplemental balance sheet information related to deferred tax assets as of June 30, 2020 and December 31, 2019 is as follows:

	June 30, 2020
(In thousands)	Deferred Tax Assets	Valuation Allowance	Deferred Tax Assets, net
Domestic	$50,164	$(50,164)	$—
International	9,603	(2,030)	7,573
Total	$59,767	$(52,194)	$7,573

	December 31, 2019
(In thousands)	Deferred Tax Assets	Valuation Allowance	Deferred Tax Assets, net
Domestic	$46,266	$(46,266)	$—
International	9,911	(2,350)	7,561
Total	$56,177	$(48,616)	$7,561

5. PENSION BENEFIT PLAN

The following table summarizes the components of net periodic pension cost related to a defined benefit pension plan covering employees in certain foreign countries for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2020	2019	2020	2019
Service cost	$307	$368	$617	$743
Interest cost	108	159	216	321
Expected return on plan assets	(407)	(348)	(817)	(703)
Amortization of actuarial losses	235	199	472	402
Net periodic pension cost	$243	$378	$488	$763

The components of net periodic pension cost, other than the service cost component, are included in other income (expense), net in the Condensed Consolidated Statements of Income (Loss). Service cost is included in cost of sales, selling, general and administrative expenses and research and development expenses in the Condensed Consolidated Statements of Income (Loss).

6. STOCK-BASED COMPENSATION

The following table summarizes stock-based compensation expense related to stock options, performance stock units (“PSUs”), restricted stock units (“RSUs”) and restricted stock for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2020	2019	2020	2019
Stock-based compensation expense included in cost of sales	$87	$85	$202	$189
Selling, general and administrative expense	971	662	2,046	1,725
Research and development expense	597	707	1,198	1,399
Stock-based compensation expense included in operating expenses	1,568	1,369	3,244	3,124
Total stock-based compensation expense	1,655	1,454	3,446	3,313
Tax benefit for expense associated with stock options, PSUs, RSUs and restricted stock	(394)	(332)	(821)	(775)
Total stock-based compensation expense, net of tax	$1,261	$1,122	$2,625	$2,538

PSUs, RSUs and Restricted Stock

The following table summarizes PSUs, RSUs and restricted stock outstanding as of December 31, 2019 and June 30, 2020 and the changes that occurred during the six months ended June 30, 2020.

	Number of Shares (in thousands)	Weighted Avg. Grant Date Fair Value (per share)
Unvested PSUs, RSUs and restricted stock outstanding, December 31, 2019	1,891	$14.58
PSUs, RSUs and restricted stock granted	399	$8.21
PSUs, RSUs and restricted stock vested	(13)	$12.32
PSUs, RSUs and restricted stock forfeited	(518)	$19.27
Unvested PSUs, RSUs and restricted stock outstanding, June 30, 2020	1,759	$11.78

During the six months ended June 30, 2020, the Company issued 0.3 million performance-based PSUs under the ADTRAN, Inc. 2015 Employee Stock Incentive Plan (the “2015 Employee Plan”) to its executive officers and certain employees. The grant-date fair value of these performance-based awards is based on the closing price of the Company’s stock on the date of grant. Subject to the grantee’s continued employment, the grantee has the ability to earn shares in a range of 0% to 142.8% of the awarded number of PSUs based on the achievement of defined performance target at the end of a three-year period. If the Company achieves the performance target at the end of the first or second year during the performance period, the grantee will be entitled to the target number of performance shares, which will not be issued until the end of the three-year period. Equity-based compensation expense with respect to these awards will be adjusted over the vesting period to reflect the probability of achievement of the performance targets defined in the award agreements.

The fair value of RSUs and restricted stock is equal to the closing price of our stock on the date of grant. The fair value of PSUs with market conditions is calculated using a Monte Carlo simulation valuation method.

As of June 30, 2020, total unrecognized compensation expense related to non-vested market-based PSUs, RSUs and restricted stock was approximately $12.7 million, which will be recognized over the remaining weighted-average period of 2.5 years. Unrecognized compensation expense will be adjusted for actual forfeitures.

At the annual meeting of stockholders held on May 13, 2020, the Company’s stockholders approved, upon recommendation of the Board of Directors, the adoption of the ADTRAN, Inc. 2020 Employee Stock Incentive Plan (the “2020 Employee Plan”) as well as the ADTRAN, Inc. 2020 Directors Stock Plan (the “2020 Directors Plan”). No additional awards will be granted under the 2015 Employee Plan or the 2010 Directors Stock Plan subsequent to the stockholders’ approval of these new stock plans. Outstanding awards granted under the 2015 Employee Plan and the 2010 Directors Stock Plan will remain subject to the terms of such plans, and shares underlying awards granted under such plans that are cancelled or forfeited will be available for issuance under the 2020 Employee Plan or the 2020 Directors Plan, as applicable.

Under the 2020 Employee Plan, the Company is authorized to issue 2.8 million shares of common stock to certain employees, key service providers and advisors through incentive stock options and non-qualified stock options, stock appreciation rights, RSUs and restricted stock, any of which may be subject to performance-based conditions. Options, RSUs and restricted stock granted under the 2020 Employee Plan reduce the shares authorized for issuance under the 2020 Employee Plan by one (1) share of common stock for each share underlying the award. Forfeitures, cancellations or expirations of awards granted under the 2015 Employee Plan increase the shares authorized for issuance under the 2020 Employee Plan, with forfeitures, cancellations or expirations of RSUs and restricted stock increasing the shares authorized for issuance by 2.5 shares of common stock for each share underlying the award. Forfeitures cancellations or expirations of options from the 2015 Employee Plan increase the shares authorized for issuance under the 2020 Employee Plan by one (1) share of common stock for each share underlying the award. RSUs and restricted stock granted under the 2020 Employee Plan will typically vest pursuant to a four-year vesting schedule beginning on the first anniversary of the grant date. Options granted under the 2020 Employee Plan will typically become exercisable beginning after one year of continued employment, normally pursuant to a four-year vesting schedule beginning on the first anniversary of the grant date and have a ten-year contractual term.

Under the 2020 Directors Plan, the Company is authorized to issue 0.4 million shares of common stock. Under the 2020 Directors Plan, the Company may issue stock options, restricted stock and RSUs to our non-employee directors. Stock awards issued under the 2020 Directors Plan typically will become vested in full on the first anniversary of the grant date. Options issued under the 2020 Directors Plan will have a ten-year contractual term. Options, restricted stock and RSUs granted under the 2020 Directors Plan reduce the shares authorized for issuance under the 2020 Directors Plan by one (1) share of common stock for each share underlying the award. Forfeitures, cancellations and expirations of awards granted under the 2010 Directors Stock Plan increase the shares authorized for issuance under the 2010 Directors Stock Plan or the 2020 Directors Plan by one (1) share of common stock for each share underlying the award.

As of June 30, 2020, 3.4 million shares were available for issuance under stockholder-approved equity plans.

Stock Options

The following table summarizes stock options outstanding as of December 31, 2019 and June 30, 2020 and the changes that occurred during the six months ended June 30, 2020:

	Number of Stock Options (in thousands)	Weighted Avg. Exercise Price (per share)	Weighted Avg. Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Stock options outstanding, December 31, 2019	3,572	$22.88	3.4	$—
Stock options exercised	—	$—
Stock options forfeited	—	$—
Stock options expired	(265)	$21.20
Stock options outstanding, June 30, 2020	3,307	$22.93	2.9	$—
Stock options exercisable, June 30, 2020	3,305	$22.93	2.9	$—

As of June 30, 2020, total unrecognized compensation expense related to non-vested stock options was approximately $4 thousand, which will be recognized over the remaining weighted-average period of 0.3 years. Unrecognized compensation expense will be adjusted for actual forfeitures.

There were no stock options granted during the three and six months ended June 30, 2020 and 2019. All of the options were previously issued at exercise prices that approximated fair market value at the date of grant.

The aggregate intrinsic value of stock options represents the total pre-tax intrinsic value (the difference between ADTRAN’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2020. The amount of aggregate intrinsic value will change based on the fair market value of ADTRAN’s stock and was zero as of June 30, 2020. The total pre-tax intrinsic value of options exercised during the six months ended June 30, 2020 was zero.

7. INVESTMENTS

Debt Securities and Other Investments

As of June 30, 2020, the following debt securities and other investments were included on the Condensed Consolidated Balance Sheet and recorded at fair value:

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost	Gains	Losses	Value
Corporate bonds	$13,747	$168	$(1)	$13,914
Municipal fixed-rate bonds	2,379	21	—	2,400
Asset-backed bonds	7,600	86	(4)	7,682
Mortgage/Agency-backed bonds	7,944	152	(12)	8,084
U.S. government bonds	7,935	211	—	8,146
Foreign government bonds	540	—	—	540
Commercial paper	1,120	4	—	1,124
Variable-rate demand notes	300	—	—	300
Other	442	—	—	442
Available-for-sale debt securities held at fair value	$42,007	$642	$(17)	$42,632

As of December 31, 2019, the following debt securities and other investments were included on the Condensed Consolidated Balance sheet and recorded at fair value:

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost	Gains	Losses	Value
Corporate bonds	$9,304	$80	$—	$9,384
Municipal fixed-rate bonds	930	—	—	930
Asset-backed bonds	6,867	26	(3)	6,890
Mortgage/Agency-backed bonds	6,944	26	(8)	6,962
U.S. government bonds	12,311	21	(9)	12,323
Foreign government bonds	372	—	(1)	371
Variable-rate demand notes	800	—	—	800
Available-for-sale debt securities held at fair value	$37,528	$153	$(21)	$37,660

As of June 30, 2020, contractual maturities related to debt securities and other investments were as follows:

(In thousands)	Corporate bonds	Municipal fixed-rate bonds	Asset- backed bonds	Mortgage/ Agency- backed bonds	U.S. government bonds	Foreign government bonds	Commercial paper	Variable-rate demand notes	Other
Less than one year	$5,441	$738	$465	$146	$—	$—	$1,124	$—	$442
One to two years	2,926	528	465	603	1,638	75	—	—	—
Two to three years	5,547	757	1,141	1,528	6,065	465	—	—	—
Three to five years	—	377	3,932	—	443	—	—	—	—
Five to ten years	—	—	982	1,890	—	—	—	—	—
More than ten years	—	—	697	3,917	—	—	—	300	—
Total	$13,914	$2,400	$7,682	$8,084	$8,146	$540	$1,124	$300	$442

Actual maturities may differ from contractual maturities as some borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Realized gains and losses on sales of debt securities are computed under the specific identification method. The following table presents gross realized gains and losses related to our debt securities:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2020	2019	2020	2019
Gross realized gains on debt securities	$190	$8	$233	$49
Gross realized losses on debt securities	(19)	(14)	(39)	(33)
Total gain recognized, net	$171	$(6)	$194	$16

The Company’s investment policy provides limitations for issuer concentration, which limits, at the time of purchase, the concentration in any one issuer to 5% of the market value of our total investment portfolio. The Company did not purchase any available-for-sale debt security with credit deterioration during the three months ended June 30, 2020.

Marketable Equity Securities

Our marketable equity securities consist of publicly traded stock, funds and certain other investments measured at fair value or cost (where appropriate).

During the three months ended March 31, 2019, an outstanding note receivable of $4.3 million was repaid and reissued in the form of debt and equity. Of the outstanding $4.3 million, $3.4 million was issued as an equity investment, which represented a non-cash investing activity. We elected to record this equity investment that does not have a readily determinable fair value using the measurement alternative. Under the measurement alternative, equity investments that do not have a readily determinable fair value can be recorded at cost less impairment, if any, adjusted for observable price changes for an identical or similar investment. The carrying value of this investment under the measurement alternative was $3.4 million as of December 31, 2019. During the six months ended June 30, 2020, an impairment charge of $1.6 million was recorded related to this equity investment, which is included in net investment gain (loss) on the Condensed Consolidated Statement of Income (Loss). As a result, the carrying value of this investment was $1.8 million as of June 30, 2020. The remaining amount, $0.9 million of the original $4.3 million note receivable, was reissued as a new note receivable, which is included in long-term investments on the Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019, and represented a non-cash investing activity during the six months ended June 30, 2019. No impairment charge was recognized related to the note receivable as it is a secured loan.

Realized and unrealized gains and losses related to marketable equity securities for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2020	2019	2020	2019
Realized gains (losses) on equity securities sold	$328	$(49)	$(2,108)	$(63)
Unrealized gains (losses) on equity securities held	9,353	2,540	889	8,458
Total gain (loss) recognized, net	$9,681	$2,491	$(1,219)	$8,395

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

The Company’s cash equivalents and investments held at fair value are categorized into this hierarchy as follows:

		Fair Value Measurements as of June 30, 2020 Using
(In thousands)	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$1,697	$1,697	$—	$—
U.S. government securities	1,250	1,250	—	—
Commercial paper	100	—	100	—
Available-for-sale debt securities
Corporate bonds	13,914	—	13,914	—
Municipal fixed-rate bonds	2,400	—	2,400	—
Asset-backed bonds	7,682	—	7,682	—
Mortgage/Agency-backed bonds	8,084	—	8,084	—
U.S. government bonds	8,146	8,146	—	—
Foreign government securities	540	—	540	—
Commercial paper	1,124	—	1,124	—
Variable-rate demand notes	300	—	300	—
Other	442	—	—	442
Marketable equity securities
Marketable equity securities – various industries	26,116	26,116	—	—
Deferred compensation plan assets	20,468	20,468	—	—
Other investments	1,223	1,223	—	—
Total	$93,486	$58,900	$34,144	$442

		Fair Value Measurements as of December 31, 2019 Using
(In thousands)	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$1,309	$1,309	$—	$—
Available-for-sale debt securities
Corporate bonds	9,384	—	9,384	—
Municipal fixed-rate bonds	930	—	930	—
Asset-backed bonds	6,890	—	6,890	—
Mortgage/Agency-backed bonds	6,962	—	6,962	—
U.S. government bonds	12,323	12,323	—	—
Foreign government bonds	371	—	371	—
Variable-rate demand notes	800	—	800	—
Marketable equity securities
Marketable equity securities – various industries	35,501	35,501	—	—
Equity in escrow	298	298	—	—
Deferred compensation plan assets	21,698	21,698	—	—
Other investments	2,442	2,442	—	—
Total	$98,908	$73,571	$25,337	$—

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

8. INVENTORY

As of June 30, 2020 and December 31, 2019, inventory consisted of the following:

	June 30,	December 31,
(In thousands)	2020	2019
Raw materials	$37,057	$36,987
Work in process	610	1,085
Finished goods	68,464	60,233
Total inventory	$106,131	$98,305

Inventory reserves are established for estimated excess and obsolete inventory equal to the difference between the cost of the inventory and the estimated net realizable value of the inventory based on estimated reserve percentages, which consider historical usage, known trends, inventory age and market conditions. As of June 30, 2020 and December 31, 2019, inventory reserves were $35.9 million and $34.1 million, respectively.

9. PROPERTY, PLANT AND EQUIPMENT

At June 30, 2020 and December 31, 2019, property, plant and equipment consisted of the following:

	June 30,	December 31,
(In thousands)	2020	2019
Land	$4,575	$4,575
Building and land improvements	34,897	34,797
Building	68,155	68,157
Furniture and fixtures	19,972	19,959
Computer hardware and software	69,564	68,777
Engineering and other equipment	131,785	130,430
Total property, plant and equipment	328,948	326,695
Less: accumulated depreciation	(263,754)	(258,609)
Total property, plant and equipment, net	$65,194	$68,086

Long-lived assets used in operations are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and the undiscounted cash flows estimated to be generated by the asset are less than the asset’s carrying value. Due to the current economic environment, particularly related to COVID-19, the Company assessed impairment triggers related to long-lived assets during the second quarter of 2020. Based on this assessment, no triggers occurred to perform an impairment test, and no impairment losses of long-lived assets were recorded.

Depreciation expense was $3.0 million and $3.1 million for the three months ended June 30, 2020 and 2019, respectively, and $6.0 million and $6.2 million for the six months ended June 30, 2020 and 2019, respectively, which is recorded in cost of sales, selling, general and administrative expenses and research and development expenses in the Condensed Consolidated Statements of Income (Loss).

10. GOODWILL

Goodwill was $7.0 million as of June 30, 2020 and December 31, 2019, of which $6.6 million and $0.4 million was allocated to our Network Solutions and Services & Support reportable segments, respectively.

The Company evaluates the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that could more likely than not reduce the fair value of the reporting unit below its carrying amount. We assess qualitative factors to determine whether the fair value of the reporting unit to which the goodwill is assigned is less than its carrying amount and recognize an impairment charge for the amount by which the carrying value exceeds the fair value of the reporting unit. Due to the current economic environment, particularly related to COVID-19, the Company performed a triggering event assessment, in which no triggers were identified. Therefore, no interim impairment test of goodwill was performed as of June 30, 2020, and no impairment of goodwill was recorded.

11. INTANGIBLE ASSETS

Intangible assets as of June 30, 2020 and December 31, 2019 consisted of the following:

	June 30, 2020			December 31, 2019
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$20,742	$(6,690)	$14,052	$22,356	$(7,233)	$15,123
Developed technology	8,200	(1,977)	6,223	10,170	(3,379)	6,791
Licensed technology	5,900	(1,503)	4,397	5,900	(1,174)	4,726
Supplier relationships	2,800	(2,800)	—	2,800	(2,508)	292
Licensing agreements	560	(116)	444	560	(79)	481
Patents	500	(260)	240	500	(226)	274
Trade names	210	(111)	99	310	(176)	134
Total	$38,912	$(13,457)	$25,455	$42,596	$(14,775)	$27,821

The Company evaluates the carrying value of intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and the undiscounted cash flows estimated to be generated by the asset are less than the asset’s carrying value. Due to the current economic environment, particularly related to COVID-19, the Company assessed impairment triggers related to intangible assets during the second quarter of 2020. Based on this assessment, no triggers occurred to perform an impairment test, and no impairment losses of intangible assets were recorded.

Amortization expense was $1.0 million and $1.3 million for the three months ended June 30, 2020 and 2019, respectively, and $2.4 million and $2.7 million for the six months ended June 30, 2020 and 2019, respectively, and was included in cost of sales, selling, general and administrative expenses and research and development expenses in the Condensed Consolidated Statements of Income (Loss).

As of June 30, 2020, estimated future amortization expense of intangible assets was as follows:

(In thousands)
2020	$2,076
2021	4,095
2022	3,472
2023	3,320
2024	3,227
Thereafter	9,265
Total	$25,455

12. LEASES

Operating Leases

Operating leases consist of office space, automobiles and various other equipment in the U.S. and in certain international locations in which we do business. Other contracts, such as manufacturing agreements and service agreements, are reviewed to determine if they contain any embedded leases. As of June 30, 2020, the operating leases had remaining lease terms of one month to five years, some of which include options to extend the leases for up to nine years, and some of which include options to terminate the leases within three months. As of June 30, 2020 and December 31, 2019, the Company’s operating lease assets and operating lease liabilities were as follows:

(In thousands)	Classification	June 30, 2020	December 31, 2019
Assets
Operating lease asset	Other assets	$5,973	$8,452
Total lease asset		$5,973	$8,452

Liabilities
Current operating lease liability	Accrued expenses	$1,854	$2,676
Non-current operating lease liability	Other non-current liabilities	4,134	5,818
Total lease liability		$5,988	$8,494

Lease expense related to short-term leases (initial term of less than 12 months) was $5 thousand and $0.1 million for the three months ended June 30, 2020 and 2019, respectively, and was $14 thousand and $0.3 million for the six months ended June 30, 2020 and 2019, respectively, and was included in cost of sales, selling, general and administrative expenses and research and development expenses in the Condensed Consolidated Statements of Income (Loss). Lease expense related to variable lease payments that do not depend on an index or rate, such as real estate taxes and insurance reimbursements, was $0.1 million and $0.3 million for the three months ended June 30, 2020 and 2019, respectively and was $0.3 million and $0.4 million for the six months ended June 30, 2020 and 2019, respectively.

Components of lease expense included in the Condensed Consolidated Statements of Income (Loss) for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2020	2019	2020	2019
Selling, general and administrative expenses	$271	$349	$598	$698
Research and development expenses	251	430	676	884
Cost of sales	26	17	47	33
Total operating lease expense	$548	$796	$1,321	$1,615

As of June 30, 2020 and December 31, 2019, operating lease liabilities included on the Condensed Consolidated Balance Sheets by future maturity were as follows:

(In thousands)	June 30, 2020	December 31, 2019
2020	$1,048	$2,856
2021	1,815	2,412
2022	1,514	1,705
2023	1,110	1,160
2024	478	482
Thereafter	264	264
Total lease payments	6,229	8,879
Less: Interest	(241)	(385)
Present value of lease liabilities	$5,988	$8,494

Future operating lease payments include $0.5 million related to options to extend lease terms that are reasonably certain of being exercised. There are no legally binding leases that have not yet commenced.

An incremental borrowing rate is used based on information available at the commencement date in determining the present value of lease payments. The incremental borrowing rate was determined on a portfolio basis by grouping leases with similar terms as well as grouping leases based on a U.S. dollar or Euro functional currency.  The actual rate is then determined based on a credit spread over LIBOR as well as the Bloomberg Curve Matrix for the U.S. Communications section. The following table provides information about the weighted average lease terms and weighted average discount rates as of June 30, 2020:

As of June 30, 2020
Weighted average remaining lease term (in years)
Operating leases with USD functional currency	2.5
Operating leases with Euro functional currency	4.0
Weighted average discount rate
Operating leases with USD functional currency	4.46%
Operating leases with Euro functional currency	1.83%

Supplemental cash flow information related to operating leases is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2020	2019	2020	2019
Cash paid for amounts included in the measurement of operating lease assets / liabilities
Cash used in operating activities related to operating leases	$770	$797	$1,477	$1,608
Right-of-use assets obtained in exchange for lease obligations	$8	$9	$93	$10,396

Net Investment in Sales-Type Leases

We are the lessor in sales-type lease arrangements for network equipment, which have initial terms of up to five years, and consisted of the following as of June 30, 2020 and December 31, 2019:

(In thousands)	June 30, 2020	December 31, 2019
Current minimum lease payments receivable(1)	$923	$1,201
Non-current minimum lease payments receivable(2)	566	889
Total minimum lease payments receivable	1,489	2,090
Less: Current unearned revenue	265	365
Less: Non-current unearned revenue	92	163
Net investment in sales-type leases	$1,132	$1,562

(1)	Included in other receivables on the Condensed Consolidated Balance Sheets.
(2)	Included in other assets on the Condensed Consolidated Balance Sheets.

Components of gross profit related to sales-type leases recognized at the lease commencement date and interest and dividend income included in the Condensed Consolidated Statements of Income (Loss) for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2020	2019	2020	2019
Sales - Network Solutions	$12	$109	$50	$1,621
Less: Cost of sales - Network Solutions	4	44	20	635
Gross profit	$8	$65	$30	$986

Interest and dividend income	$11	$99	$24	$186

13. ALABAMA STATE INDUSTRIAL DEVELOPMENT AUTHORITY FINANCING AND ECONOMIC INCENTIVES

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

14. STOCKHOLDERS’ EQUITY

Stock Repurchase Program

Since 1997, the Company’s Board of Directors has approved multiple share repurchase programs that have authorized repurchases of its common stock, which are implemented through open market or private purchases from time to time as conditions warrant. During the six months ended June 30, 2020, we did not repurchase shares of our common stock. As of June 30, 2020, we had the authority to purchase an additional 2.5 million shares of our common stock under the current authorization of up to 5.0 million shares.

Accumulated Other Comprehensive Income (Loss)

The following tables present the changes in accumulated other comprehensive loss, net of tax, by component for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020
(In thousands)	Unrealized Gains (Losses) on Available- for-Sale Securities	Defined Benefit Plan Adjustments	Foreign Currency Adjustments	ASU 2018-02 Adoption (1)	Total
As of March 31, 2020	$(167)	$(9,085)	$(8,942)	$385	$(17,809)
Other comprehensive income before reclassifications	881	—	1,899	—	2,780
Amounts reclassified from accumulated other comprehensive income (loss)	(508)	191	—	—	(317)
Net current period other comprehensive income	373	191	1,899	—	2,463
As of June 30, 2020	$206	$(8,894)	$(7,043)	$385	$(15,346)

	Three Months Ended June 30, 2019
(In thousands)	Unrealized Gains (Losses) on Available- for-Sale Securities	Defined Benefit Plan Adjustments	Foreign Currency Adjustments	ASU 2018-02 Adoption (1)	Total
As of March 31, 2019	$(378)	$(7,920)	$(6,972)	$385	$(14,885)
Other comprehensive income before reclassifications	180	—	533	—	713
Amounts reclassified from accumulated other comprehensive income (loss)	(73)	150	—	—	77
Net current period other comprehensive income	107	150	533	—	790
As of June 30, 2019	$(271)	$(7,770)	$(6,439)	$385	$(14,095)

(1)	With the adoption of ASU 2018-02 on January 1, 2019, stranded tax effects related to the Tax Cuts and Jobs Act of 2017 were reclassified to retained earnings.

The following tables present the changes in accumulated other comprehensive loss, net of tax, by component for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30, 2020
(In thousands)	Unrealized Gains (Losses) on Available- for-Sale Securities	Defined Benefit Plan Adjustments	Foreign Currency Adjustments	ASU 2018-02 Adoption(1)	Total
As of December 31, 2019	$(284)	$(9,226)	$(7,292)	$385	$(16,417)
Other comprehensive income (loss) before reclassifications	(50)	—	249	—	199
Amounts reclassified from accumulated other comprehensive income	540	332	—	—	872
Net current period other comprehensive income	490	332	249	—	1,071
As of June 30, 2020	$206	$(8,894)	$(7,043)	$385	$(15,346)

	Six Months Ended June 30, 2019
(In thousands)	Unrealized Gains (Losses) on Available- for-Sale Securities	Defined Benefit Plan Adjustments	Foreign Currency Adjustments	ASU 2018-02 Adoption (1)	Total
As of December 31, 2018	$(563)	$(8,041)	$(5,812)	$—	$(14,416)
Other comprehensive income (loss) before reclassifications	411	—	(627)	—	(216)
Amounts reclassified from accumulated other comprehensive income (loss)	(119)	271	—	—	152
Amounts reclassified to retained earnings (1)	—	—	—	385	385
Net current period other comprehensive income (loss)	292	271	(627)	385	321
As of June 30, 2019	$(271)	$(7,770)	$(6,439)	$385	$(14,095)

(1)	With the adoption of ASU 2018-02 on January 1, 2019, stranded tax effects related to the Tax Cuts and Jobs Act of 2017 were reclassified to retained earnings.

The following tables present the details of reclassifications out of accumulated other comprehensive loss for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020
(In thousands)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income Is Presented
Unrealized gains (losses) on available-for-sale securities:
Net realized gains on sales of securities	$686	Net investment gain (loss)
Defined benefit plan adjustments – actuarial losses	(277)	(1)
Total reclassifications for the period, before tax	409
Tax expense	(92)
Total reclassifications for the period, net of tax	$317
(1)	Included in the computation of net periodic pension cost. See Note 5.

	Three Months Ended June 30, 2019
(In thousands)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income Is Presented
Unrealized gains (losses) on available-for-sale securities:
Net realized gains on sales of securities	$99	Net investment gain (loss)
Defined benefit plan adjustments – actuarial losses	(217)	(1)
Total reclassifications for the period, before tax	(118)
Tax benefit	41
Total reclassifications for the period, net of tax	$(77)

(1)	Included in the computation of net periodic pension cost. See Note 5.

The following tables present the details of reclassifications out of accumulated other comprehensive loss for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30, 2020
(In thousands)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income Is Presented
Unrealized gains (losses) on available-for-sale securities:
Net realized losses on sales of securities	$(730)	Net investment gain
Defined benefit plan adjustments – actuarial losses	(481)	(1)
Total reclassifications for the period, before tax	(1,211)
Tax benefit	339
Total reclassifications for the period, net of tax	$(872)

(1)	Included in the computation of net periodic pension cost. See Note 5.

	Six Months Ended June 30, 2019
(In thousands)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income Is Presented
Unrealized gains (losses) on available-for-sale securities:
Net realized gains on sales of securities	$161	Net investment gain
Defined benefit plan adjustments – actuarial losses	(393)	(1)
Total reclassifications for the period, before tax	(232)
Tax benefit	80
Total reclassifications for the period, net of tax	$(152)

(1)	Included in the computation of net periodic pension cost. See Note 5.

The following table presents the tax effects related to the change in each component of other comprehensive income (loss) for the three months ended June 30, 2020 and 2019:

	Three Months Ended			Three Months Ended
	June 30, 2020			June 30, 2019
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Unrealized gain on available-for-sale securities	$1,191	$(310)	$881	$243	$(63)	$180
Reclassification adjustment for amounts related to available-for-sale investments included in net income (loss)	(686)	178	(508)	(99)	26	(73)
Reclassification adjustment for amounts related to defined benefit plan adjustments included in net income (loss)	277	(86)	191	217	(67)	150
Foreign currency translation adjustment	1,899	—	1,899	533	—	533
Total Other Comprehensive Income (Loss)	$2,681	$(218)	$2,463	$894	$(104)	$790

The following table presents the tax effects related to the change in each component of other comprehensive income (loss) for the six months ended June 30, 2020 and 2019:

	Six Months Ended			Six Months Ended
	June 30, 2020			June 30, 2019
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Unrealized gain (loss) on available-for-sale securities	$(68)	$18	$(50)	$555	$(144)	$411
Reclassification adjustment for amounts related to available-for-sale investments included in net income (loss)	730	(190)	540	(161)	42	(119)
Reclassification adjustment for amounts related to defined benefit plan adjustments included in net income (loss)	481	(149)	332	393	(122)	271
Foreign currency translation adjustment	249	—	249	(627)	—	(627)
Total Other Comprehensive Income (Loss)	$1,392	$(321)	$1,071	$160	$(224)	$(64)

15. EARNINGS (LOSS) PER SHARE

A summary of the calculation of basic and diluted earnings (loss) per share for the three and six months ended June 30, 2020 and 2019 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2020	2019	2020	2019
Numerator
Net income (loss)	$752	$3,995	$(9,217)	$4,765
Denominator
Weighted average number of shares – basic	47,958	47,802	47,957	47,792
Effect of dilutive securities
Stock options	—	7	—	—
PSUs, RSUs and restricted stock	296	227	—	147
Weighted average number of shares – diluted	48,254	48,036	47,957	47,939
Earnings (loss) per share – basic	$0.02	$0.08	$(0.19)	$0.10
Earnings (loss) per share – diluted	$0.02	$0.08	$(0.19)	$0.10

For the three months ended June 30, 2020 and 2019, 0.1 million and 15 thousand shares, respectively, and for the six months ended June 30, 2020 and 2019, 0.2 million and 0.1 million shares, respectively, of unvested PSUs, RSUs and restricted stock were excluded from the calculation of diluted earnings per share due to their anti-dilutive effect.

For the three months ended June 30, 2020 and 2019, 4.1 million and 1.9 million stock options, respectively, and for the six months ended June 30, 2020 and 2019, 4.9 million and 2.3 million stock options, respectively, were outstanding but were not included in the computation of diluted earnings per share. These stock options were excluded because their exercise prices were greater than the average market price of the common shares during the quarter, making them anti-dilutive under the treasury stock method.

16. SEGMENT INFORMATION

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

The following tables present information about the sales and gross profit of our reportable segments for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended
	June 30, 2020		June 30, 2019
(In thousands)	Sales	Gross Profit	Sales	Gross Profit
Network Solutions	$111,323	$47,252	$139,167	$58,992
Services & Support	17,392	6,220	17,224	6,023
Total	$128,715	$53,472	$156,391	$65,015

	Six Months Ended
	June 30, 2020		June 30, 2019
(In thousands)	Sales	Gross Profit	Sales	Gross Profit
Network Solutions	$208,695	$92,998	$264,989	$114,080
Services & Support	34,543	12,074	35,193	11,547
Total	$243,238	$105,072	$300,182	$125,627

Sales by Category

In addition to our reporting segments, revenue is also reported for the following three categories – Access & Aggregation, Subscriber Solutions & Experience and Traditional & Other Products.

The table below presents sales information by category for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2020	2019	2020	2019
Access & Aggregation	$82,776	$109,421	$148,742	$209,199
Subscriber Solutions & Experience	40,393	40,502	82,572	77,255
Traditional & Other Products	5,546	6,468	11,924	13,728
Total	$128,715	$156,391	$243,238	$300,182

Sales by Geographic Area

The following table presents sales information by geographic area for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2020	2019	2020	2019
United States	$84,458	$75,288	$163,449	$147,816
International	44,257	81,103	79,789	152,366
Total	$128,715	$156,391	$243,238	$300,182

17. LIABILITY FOR WARRANTY RETURNS

Our products generally include warranties of 90 days to five years for product defects. Warranty returns are accrued at the time revenue is recognized based on an estimate of the cost to repair or replace the defective products. We engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers. Products continue to become more complex in both size and functionality as many of our product offerings migrate from line card applications to total systems. The increasing complexity of products will cause warranty incidences, when they arise, to be more costly. Estimates regarding future warranty obligations may change due to product failure rates, material usage and other rework costs incurred in correcting a product failure. In addition, from time to time, specific warranty accruals may be recorded if unforeseen problems arise. Should actual experience relative to these factors be worse than estimated, additional warranty expense will be incurred. Alternatively, if actual costs incurred are less than estimated, a portion of the warranty reserves will be reversed in future periods. The liability for warranty obligations totaled $7.3 million and $8.4 million as of June 30, 2020 and December 31, 2019, respectively, and are included in accrued expenses and other liabilities in the accompanying Condensed Consolidated Balance Sheets.

A reconciliation of warranty expense and related write-off activity for the three and six months ended June 30, 2020 and 2019 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2020	2019	2020	2019
Balance at beginning of period	$7,635	$8,802	$8,394	$8,623
Plus: Amounts charged to cost and expenses	393	1,849	338	2,980
Less: Deductions	(734)	(1,679)	(1,438)	(2,631)
Balance at end of period	$7,294	$8,972	$7,294	$8,972

18. COMMITMENTS AND CONTINGENCIES

Securities Class Action Lawsuit

On October 17, 2019, a purported stockholder class action lawsuit, captioned Burbridge v. ADTRAN, Inc. et al., Docket No. 19-cv-09619, was filed in the United States District Court for the Southern District of New York against the Company, two of its current executive officers and one of its former executive officers. The complaint alleges violations of federal securities laws and seeks unspecified compensatory damages on behalf of purported purchasers of ADTRAN securities between February 28, 2019 and October 9, 2019. The lawsuit claims that the defendants made materially false and misleading statements regarding, and/or failed to disclose material adverse facts about, the Company’s business, operations and prospects, specifically relating to the Company’s internal control over financial reporting, excess and obsolete inventory reserves, financial results and demand from certain customers. The lawsuit was transferred to the U.S. District Court for the Northern District of Alabama on January 7, 2020, and co-lead plaintiffs have been appointed to represent the putative class. The plaintiffs filed an amended complaint on April 30, 2020. The defendants filed a motion to dismiss the amended complaint on June 17, 2020. The plaintiffs filed an opposition brief to the defendants’ motion to dismiss on July 17, 2020. The defendants intend to file a reply to the plaintiffs’ brief on August 17, 2020. We deny the allegations in the complaint, as amended, and intend to vigorously defend against this lawsuit. At this time, we are unable to predict the outcome of or estimate the possible loss or range of loss, if any, associated with this lawsuit.

Shareholder Derivative Lawsuit

On March 31, 2020, a shareholder derivative suit, captioned Johnson (Derivatively on behalf of ADTRAN) v. T. Stanton, M. Foliano, R. Shannon, and Board of Directors, case no. 5:20-cv-00447, was filed in the U.S. District Court of Northern Alabama against two of the Company’s current executive officers, one of its former executive officers and its Board of Directors. The derivative suit, which is purportedly brought on behalf of ADTRAN, makes similar allegations as the shareholder class action and accuses the directors and officers of breaches of fiduciary duty in connection with those allegations. On June 7, 2020, the Court entered an order staying the derivative litigation pending resolution of the motion to dismiss in the securities class action. The Company and its defendants disagree with the claims made in the complaint, and the defendants intend to vigorously defend against this lawsuit. At this time, we are unable to predict the outcome of or estimate the possible loss or range of loss, if any, associated with this lawsuit.

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

Performance Bonds

Certain contracts, customers and jurisdictions in which we do business require us to provide various guarantees of performance such as bid bonds, performance bonds and customs bonds. As of June 30, 2020 and December 31, 2019, we had commitments related to these bonds totaling $11.3 million and $9.3 million, respectively, which expire at various dates through August 2024. Although the triggering events vary from contract to contract, in general we would only be liable for the amount of these guarantees in the event of default under each contract, the probability of which we believe is remote.

In June of 2020, the Company entered into a letter of credit with a bank to guarantee performance obligations under a contract with a customer. The letter of credit is secured by a pledge of collateral in the amount of $5.0 million, of which $1.2 million is included in restricted cash and $3.8 million is included in long-term investments on the Condensed Consolidated Balance Sheet as of June 30, 2020. Currently, the Company is required to maintain a minimum collateral value of approximately $5.0 million. The minimum collateral value will increase over time as the Company reaches certain milestones in the contract. The maximum collateral value required under the contract will be approximately $12.0 million, and this is expected to occur in February 2021. This minimum collateral value will increase further if the Company changes the mix of investments away from restricted cash and into other investments. Any shortfalls in the minimum collateral value are required to be restored by the Company from available cash and cash equivalents, short-term investments or long-term investments. The obligations under the customer contract will be performed over multiple years. The collateral under the letter of credit will be released when all obligations under the customer contract have been met. As of June 30, 2020, the Company was in compliance with all contractual requirements under the letter of credit.

Investment Commitment

We have committed to invest up to an aggregate of $5.0 million in a private equity fund, of which $4.9 million has been contributed as of June 30, 2020.

19. CURRENT EXPECTED CREDIT LOSSES

Under ASC 326 – Financial Instruments – Credit Losses, the Company estimates credit losses for the contractual life of assets that are measured at amortized cost and are within the scope of this guidance, which includes accounts receivable, net investment in sales-type leases, contract assets under the revenue recognition model and outstanding notes receivable. Where appropriate, the Company pools assets if similar risk characteristics exist. Additionally, the Company analyzes its available-for-sale debt securities for impairment and records a credit loss allowance as needed.

Assets Measured at Amortized Cost

Accounts Receivable

The Company records accounts receivable in the normal course of business as products are shipped or services are performed and invoiced, but payment has not yet been remitted by the customer. As of January 1, 2020 and June 30, 2020, the Company’s outstanding accounts receivable balance was $90.5 million and $95.3 million, respectively. The Company assessed the need for an allowance for credit losses related to its outstanding accounts receivable as of June 30, 2020 and January 1, 2020 using the historical loss-rate method as well as assessing asset-specific risks. The Company’s historical losses related to accounts receivable have been immaterial as evidenced by its historical allowance and write-offs due to uncollectability. The assessment of asset-specific risks included the evaluation of relevant available information, from internal and external sources, relating to current conditions that may affect a customer’s ability to pay, such as the customer’s current financial condition, credit rating by geographic location, as provided by a third party and/or by customer, if needed, and overall macro-economic conditions in which the customer operates. The Company pooled assets by geographic location to determine if an allowance should be applied to its accounts receivable balance, assessing the specific country risk rating and overall economics of that particular country. If elevated risk existed, or customer specific risk indicated the accounts receivable balance was at risk, the Company further analyzed the need for an allowance related to specific accounts receivable balances. Additionally, the Company determined that significant changes to customer country risk rating from period-to-period and from the end of the prior year to the end of the current quarter would require further review and analysis by the Company.

Accounts receivable balances are considered past due when payment has not been received by the date indicated on the relevant invoice or based on agreed upon terms between the customer and the Company.

No allowance for credit loss was recorded on January 1, 2020 (the “implementation date”) or during the three and six months ended June 30, 2020 related to accounts receivable. The Company’s allowance for credit losses related to accounts receivable was $38 thousand as of June 30, 2020 and December 31, 2019, all of which was expensed prior to January 1, 2020.

Contract Assets

The Company records contract assets when it has recognized revenue but has not yet billed the customer. As of January 1, 2020 and June 30, 2020, the Company’s outstanding contract asset balance was $2.8 million and $1.0 million, respectively, which is included in other receivables on the Condensed Consolidated Balance Sheets as of December 31, 2019 and June 30, 2020. The Company assessed the need for an allowance for credit losses related to its outstanding contract assets as of June 30, 2020 and January 1, 2020 using the historical loss-rate method as well as asset-specific risks. The Company’s historical losses related to contract assets receivable have been immaterial as evidenced by historical write-offs due to uncollectability. Asset-specific risk included the evaluation of relevant available information, from internal and external sources, relating to current conditions that may affect a customer’s ability to pay once invoiced, such as the customer’s financial condition, credit rating by geographic location as provided by a third party and/or by customer, if needed, and overall macro-economic conditions in which the customer operates. The Company pooled assets by geographic location to determine if an allowance should be applied to its contract asset balance, assessing the specific country risk rating and overall economics of that particular country. If elevated risk existed, or customer specific risk indicated the contract balance was at risk, the Company further analyzed the need for an allowance related to specific customer balances. Additionally, the Company determined that significant changes to customer country risk rating from period-to-period and from the end of the prior year to the end of the current quarter would be subject to further review and analysis by the Company.

No allowance for credit loss was recorded on the implementation date or during the three and six months ended June 30, 2020 related to contract assets.

Net Investment in Sales-Type Leases

The Company is the lessor in sales-type lease arrangements for network equipment. As of January 1, 2020 and June 30, 2020, the Company’s outstanding net investment in sales-type leases was $1.6 million and $1.1 million, respectively, which is included in other receivables and other assets on the Condensed Consolidated Balance Sheets as of December 31, 2019 and June 30, 2020. The Company assessed the need for an allowance for credit losses related to future receivables under its outstanding sales-type leases as of June 30, 2020 and January 1, 2020 using the historical loss-rate method as well as asset-specific risks. The Company’s historical losses related to contract assets receivable have been immaterial as evidenced by historical write-offs due to uncollectability. Asset-specific risk included the evaluation of relevant available information, from internal and external sources, relating to current conditions that may affect a customer’s ability to pay once invoiced, such as the customer’s financial condition, credit rating by geographic location as provided by a third party and/or by customer, if needed, and overall macro-economic conditions in which the customer operates.

The following table presents amortized cost basis in sales-type leases based on payment activity:

	Sales-Type Leases Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	Prior	Total
Payment performance
Performing	$43	$261	$500	$187	$127	$14	$1,132
Non-performing	—	—	—	—	—	—	—
Total	$43	$261	$500	$187	$127	$14	$1,132

Sales-type lease receivables are considered past due when payment has not been received based on agreed upon terms between the customer and the Company. No allowance for credit loss was recorded on the implementation date or during the three and six months ended June 30, 2020 related to sales-type leases.

Secured Loan Receivable

The Company has a secured loan receivable totaling $0.9 million as of June 30, 2020 and January 1, 2020, which originated in February 2019, and is included in long-term investments on the Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019. The Company assessed the need for an allowance for credit loss related to its secured loan receivable as of June 30, 2020 and January 1, 2020 using the historical loss-rate method as well as asset-specific risks. There have been no historical losses related to this receivable. Asset-specific risks included the evaluation of relevant available information, from internal and external sources, relating to current conditions that may affect the customer’s ability to repay the loan upon maturity, such as the customer’s current financial condition, credit rating specific to the customer as determined by a third party and current overall economic conditions, as well as a Company valuation prepared by a third party which was based on reasonable and supportable forecasts as provided by management. Accrued interest receivable on the secured loan receivable, which is included in other receivables on the Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019, totaled $24 thousand and $0 as of January 1, 2020 and June 30, 2020, respectively, and was excluded from the estimate of credit losses for both periods based on the Company’s accounting policy election.

No allowance for credit loss was recorded on the implementation date or during the three and six months ended June 30, 2020 related to the secured loan receivable.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements as of January 1, 2020 or June 30, 2020.

Available-for-Sale Debt Securities

As of January 1, 2020 and June 30, 2020, the Company’s available-for-sale debt securities totaled $37.7 million and $42.6 million, respectively. These securities were analyzed at the individual investment level, by CUSIP, to limit credit losses, if applicable, to reflect only the amount by which the fair value of the security was less than its amortized cost. The Company noted that, as of January 1, 2020 and June 30, 2020, there was no intent to sell any of its available-for-sale debt securities before maturity, and, therefore, the Company assessed the need for an allowance for each of its available-for-sale debt securities in which the fair value was less than its amortized cost as of January 1, 2020 and June 30, 2020. Accrued interest receivable on available-for-sale debt securities, which is included in other receivables on the Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019, totaled $0.1 million as of January 1, 2020 and June 30, 2020, and was excluded from the estimate of credit losses for both periods based on the Company’s accounting policy election. Income generated from available-for-sale debt securities was recorded as interest and dividend income in the Condensed Consolidated Statements of Income (Loss).

The Company had 43 positions in available-for-sale debt securities that were in an unrealized loss position as of June 30, 2020, which are presented in the table below:

(In thousands)	Continuous Unrealized Loss Position for Less than 12 Months		Continuous Unrealized Loss Position for 12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	865	(1)	—	—	865	(1)
Municipal fixed-rate bonds	—	—	—	—	—	—
Asset-backed bonds	331	(4)	—	—	331	(4)
Mortgage/Agency-backed bonds	1,017	(12)	—	—	1,017	(12)
U.S. government bonds	900	—	—	—	900	—
Foreign government	75	—	—	—	75	—
Commercial paper	—	—	—	—	—	—
Total	$3,188	$(17)	$—	$—	$3,188	$(17)

The following table outlines the available-for-sale debt securities in an unrealized loss position as of January 1, 2020:

(In thousands)	Continuous Unrealized Loss Position for Less than 12 Months		Continuous Unrealized Loss Position for 12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	203	—	—	—	203	—
Municipal fixed-rate bonds	930	—	—	—	930	—
Asset-backed bonds	797	(3)	—	—	797	(3)
Mortgage/Agency-backed bonds	2,594	(6)	136	(2)	2,730	(8)
U.S. government bonds	4,070	(9)	—	—	4,070	(9)
Total	$8,594	$(18)	$136	$(2)	$8,730	$(20)

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

No allowance for credit loss was recorded on the implementation date or during the three and six months ended June 30, 2020 related to the Company’s available-for-sale debt securities.
20. RESTRUCTURING

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

In February 2019, the Company announced the restructuring of a certain portion of its workforce predominantly in Germany, which included the closure of the Company’s office location in Munich, Germany accompanied by relocation or severance benefits for the affected employees. Voluntary early retirement was offered to certain other employees, which was announced in March 2019.

A reconciliation of the beginning and ending restructuring liability, which is included in accrued wages and benefits in the Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019, is as follows:

	Three Months Ended	Six Months Ended
(In thousands)	June 30, 2020	June 30, 2020
Balance at beginning of period	$133	$1,568
Plus: Amounts charged to cost and expense	1,192	1,745
Less: Amounts paid	(967)	(2,955)
Balance as of June 30, 2020	$358	$358

(In thousands)	December 31, 2019
Balance as of December 31, 2018	$185
Plus: Amounts charged to cost and expense	6,014
Less: Amounts paid	(4,631)
Balance as of December 31, 2019	$1,568

Restructuring expenses included in the Condensed Consolidated Statements of Income (Loss) were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2020	2019	2020	2019
Selling, general and administrative expenses	$489	$703	$572	$1,547
Research and development expenses	681	647	1,117	1,231
Cost of sales	22	50	56	685
Total restructuring expenses	$1,192	$1,400	$1,745	$3,463

The following table represents the components of restructuring expense by geographic area:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2020	2019	2020	2019
Domestic	$1,192	$541	$1,743	$825
International	—	859	2	2,638
Total restructuring expenses	$1,192	$1,400	$1,745	$3,463

21. SUBSEQUENT EVENTS

On August 5, 2020, we announced that our Board of Directors declared a quarterly cash dividend of $0.09 per common share to be paid to the Company’s stockholders of record as of the close of business on August 20, 2020. The payment date will be September 3, 2020 in the aggregate amount of approximately $4.3 million.

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

This discussion is designed to provide the reader with information that will assist in understanding our condensed consolidated financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our condensed consolidated financial statements. See “Cautionary Note Regarding Forward-Looking Statements” on page 3 of this report for a description of important factors that could cause actual results to differ from expected results. See also Part I, Item 1A, Risk Factors, of the 2019 Form 10‑K and Part II, Item 1A, Risk Factors, of this Form 10-Q.

OVERVIEW

ADTRAN is a leading global provider of networking and communications solutions focused on the access market, serving a diverse domestic and international customer base in multiple countries that includes Tier-1, -2 and -3 service providers, cable/MSOs and distributed enterprises. Our innovative solutions and services enable voice, data, video and internet communications across a variety of network infrastructures and are currently in use by millions worldwide. We support our customers through our direct global sales organization and our distribution networks. Our success depends upon our ability to increase unit volume and market share through the introduction of new products and succeeding generations of products having lower selling prices and increased functionality as compared to both the prior generation of a product and to the products of competitors. In order to service our customers and grow revenue, we are constantly conducting research and development of new products addressing customer needs and testing those products for the particular specifications of the particular customers. We are focused on being a top global supplier of access infrastructure and related value-added solutions from the cloud edge to the subscriber edge. We offer a broad portfolio of flexible software and hardware network solutions and services that enable service providers to meet today’s service demands, while enabling them to transition to the fully-converged, scalable, highly-automated, cloud-controlled voice, data, internet and video network of the future. In addition to our corporate headquarters in Huntsville, Alabama, we have research and development facilities in strategic global locations.

An important part of our strategy is to reduce the cost of each succeeding product generation and then lower the product’s selling price based on the cost savings achieved in order to gain market share and/or improve gross margins. As a part of this strategy, we seek to be a high-quality and low-cost provider of products in our markets. Our success to date is attributable in large measure to our ability to design our products initially with a view to their subsequent redesign, allowing both increased functionality and reduced manufacturing costs in each succeeding product generation. This strategy enables us to sell succeeding generations of products to existing customers, while increasing our market share by selling these enhanced products to new customers.

We ended the second quarter of 2020 with a decrease in revenue of 17.7% for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019, mainly driven by the reduction in spending from a Tier-1 customer in Latin America and a slow-down in spending from a Tier-1 customer in Europe, partially offset by growth in the U.S. and the Asia Pacific region. Additionally, in the second quarter of 2020, we had two 10% revenue customers geographically diversified, with one in the U.S. and one in Europe. Our domestic revenue grew 12.2% during the three months ended June 30, 2020 compared to the same quarter in the prior year, which was driven by growth in both Tier-2 and Tier-3 carrier categories due to additional fiber access deployments in both access equipment and CPE. In Europe, our revenue was down 12.8% compared to the same quarter in the prior year, primarily driven by a slow-down in spending from a Tier-1 customer. In the Asia Pacific region, we experienced growth driven by the acceleration of access network builds. Additionally, fiber access continues to experience revenue growth, and, during the first half of 2020, we announced multiple long-term Tier-1 next-generation fiber access deals in Europe and the U.S., positioning us well for the next access network upgrade investment cycle.

During the first half of 2020, there was a downturn in the global financial markets followed by a gradual rebound and a slowdown in the global economy due to the COVID-19 pandemic. In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. COVID-19 continues to spread throughout the U.S. and the world and has resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. While we are unable to accurately predict the full impact that COVID-19 will have on our results of operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures, our compliance with these measures has impacted our day-to-day operations and could disrupt our business and operations, as well as that of our key customers, suppliers and other counterparties, for an indefinite period of time. We have experienced some impact to our supply chain, including a slowdown in supply chain deliveries, extended lead times on some key components and some raw material cost increases. In addition, we have experienced significant increases in freight-related costs. While throughout the pandemic, we have seen increased demand in networking requirements and utilization due to social distancing guidelines issued by governments, as well as COVID-19 related reductions in travel and infrastructure expenses, it is possible that we could experience some slowdown in demand and further supply chain issues as the pandemic continues.

Among our customers, we made progress with our fiber and fiber-extension solutions, including PON and Gfast, while also continuing to engage various Services & Support opportunities that we expect will contribute in 2020 and beyond. In addition, we believe that we are at the beginning of a significant investment cycle for fiber deployment driven by technology advancements and regulatory influences. The transition to next-generation network architectures is beginning, and we are seeing demand for our next-generation SD-Access solutions. In 2021, we anticipate that payments to service providers under government funding programs such as the FCC Rural Digital Opportunity Fund will begin.

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

Our operating results may also fluctuate as a result of a number of other factors, including a decline in general economic and market conditions, specifically the decline that has resulted from the COVID-19 pandemic, foreign currency exchange rate movements, increased competition, customer order patterns, changes in product and services mix, timing differences between price decreases and product cost reductions, product warranty returns, expediting costs, tariffs and announcements of new products by us or our competitors. Additionally, maintaining sufficient inventory levels to assure prompt delivery of our products increases the amount of inventory that may become obsolete and increases the risk that the obsolescence of this inventory may have an adverse effect on our business and operating results. Also, not maintaining sufficient inventory levels to assure prompt delivery of our products may cause us to incur expediting costs to meet customer delivery requirements, which may negatively impact our operating results in a given quarter. During 2019, the Company implemented restructuring plans to realign its expense structure with the reduction in revenue experienced in recent years and with overall Company objectives. Management assessed the efficiency of our operations and consolidated locations and personnel, among other things, and has implemented certain cost savings initiatives, where possible. We expect to continue to see a reduction in our operating expenses and cost of sales, both in the U.S. and internationally, as a result of our implementation of these restructuring plans.

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

RESULTS OF OPERATIONS – THREE AND SIX MONTHS ENDED JUNE 30, 2020 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2019

The following table presents selected financial information derived from our Condensed Consolidated Statements of Income (Loss) expressed as a percentage of sales for the periods indicated. Amounts may not foot due to rounding.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Sales
Network Solutions	86.5%	89.0%	85.8%	88.3%
Services & Support	13.5	11.0	14.2	11.7
Total Sales	100.0	100.0	100.0	100.0
Cost of Sales
Network Solutions	49.8	51.3	47.6	50.3
Services & Support	8.7	7.2	9.2	7.9
Total Cost of Sales	58.5	58.4	56.8	58.1
Gross Profit	41.5	41.6	43.2	41.9
Selling, general and administrative expenses	23.9	21.5	23.6	22.9
Research and development expenses	22.3	20.5	24.1	21.2
Gain on contingency	—	(0.8)	—	(0.4)
Asset impairments	—	—	—	—
Operating Income (Loss)	(4.7)	0.4	(4.5)	(1.9)
Interest and dividend income	0.3	0.4	0.3	0.4
Interest expense	—	(0.1)	—	(0.1)
Net investment gain (loss)	7.7	1.6	(0.4)	2.8
Other income (expense), net	(1.4)	(0.1)	(0.3)	0.2
Income (Loss) Before Income Taxes	1.9	2.2	(4.9)	1.5
Income tax (expense) benefit	(1.3)	0.4	1.1	0.1
Net Income (Loss)	0.6%	2.6%	(3.8)%	1.6%

SALES

Our sales decreased 17.7% from $156.4 million for the three months ended June 30, 2019 to $128.7 million for the three months ended June 30, 2020 and decreased 19.0% from $300.2 million for the six months ended June 30, 2019 to $243.2 million for the six months ended June 30, 2020. The decrease in sales for the three and six months ended June 30, 2020 was primarily attributable to a $26.6 million and $60.5 million decrease in Access & Aggregation sales, respectively, and a $0.9 million and $1.8 million decrease in the sales of our Traditional & Other Products, respectively. Additionally, there was a $0.1 million decrease in Subscriber Solutions & Experience sales for the three months ended June 30, 2020 and a $5.3 million increase in Subscriber Solutions & Experience sales for the six months ended June 30, 2020.

Network Solutions segment sales decreased 20.0% from $139.2 million for the three months ended June 30, 2019 to $111.3 million for the three months ended June 30, 2020 and decreased 21.2% from $265.0 million for the six months ended June 30, 2019 to $208.7 million for the six months ended June 30, 2020. The decrease in sales for the three and six months ended June 30, 2020 was primarily attributable to the slowdown in shipments to two Tier-1 customers. For the three months ended June 30, 2020, sales in the Access & Aggregation, Subscriber Solutions & Experience and Traditional & Other Products categories decreased. For the six months ended June 30, 2020, sales in the Access & Aggregation and Traditional & Other Products categories decreased and were partially offset by an increase in Subscriber Solutions & Experience category sales. The decrease in Access & Aggregation sales for the three and six months ended June 30, 2020 was primarily attributable to decreased volume in sales of FTTN products.  The decrease in Subscriber Solutions & Experience sales for the three months ended June 30, 2020 was primarily attributable to a decreased volume of SP Business CPE and WiFi access points and infrastructure sales. The increase in Subscriber Solutions & Experience sales for the six months ended June 30, 2020 was primarily attributable to increased volume in sales of SP Business CPE, network termination and fiber CPE. While we expect that revenue from Traditional & Other Products will continue to decline over time, this revenue may fluctuate and continue for years because of the time required for our customers to transition to newer technologies.

Services & Support segment sales increased 1.0% from $17.2 million for the three months ended June 30, 2019 to $17.4 million for the three months ended June 30, 2020 and decreased 1.8% from $35.2 million for the six months ended June 30, 2019 to $34.5 million for the six months ended June 30, 2020. The increase in sales for the three months ended June 30, 2020 was primarily attributable to increased volume of maintenance services for Subscriber Solutions & Experience products. The decrease in sales for the six months ended June 30, 2019 was primarily attributable to decreased volume of maintenance services for Access & Aggregation products.

International sales, which are included in the amounts for both the Network Solutions and Services & Support segments discussed above, decreased 45.4% from $81.1 million for the three months ended June 30, 2019 to $44.3 million for the three months ended June 30, 2020 and decreased 47.6% from $152.4 million for the six months ended June 30, 2019 to $79.8 million for the six months ended June 30, 2020. International sales, as a percentage of total sales, decreased from 51.9% for the three months ended June 30, 2019 to 34.4% for the three months ended June 30, 2020 and decreased from 50.8% for the six months ended June 30, 2019 to 32.8% for the six months ended June 30, 2020. The decrease in sales for the three and six months ended June 30, 2020, was primarily attributable the reduction in shipments to two international Tier-1 customers.

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

COST OF SALES

As a percentage of sales, cost of sales increased slightly from 58.4% for the three months ended June 30, 2019 to 58.5% for the three months ended June 30, 2020 and decreased from 58.2% for the six months ended June 30, 2019 to 56.8% for the six months ended June 30, 2020. For the six months ended June 30, 2020, the decrease was primarily attributable to changes in customer and product mix, a regional revenue shift, changes in services and support mix and a decrease in fixed personnel costs as a result of our restructuring program initiated in 2019.

Network Solutions cost of sales, as a percentage of that segment’s sales, remained flat at 57.6% for the three months ended June 30, 2020 and 2019 and decreased from 57.0% for the six months ended June 30, 2019 to 55.4% for the six months ended June 30, 2020. The decrease in cost of sales as a percentage of sales for the six months ended June 30, 2020 was primarily attributable to changes in customer and product mix, a regional revenue shift and a decrease in fixed personnel costs as a result of our restructuring program initiated in 2019.

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

Services & Support cost of sales, as a percentage of that segment’s sales, decreased from 65.0% for the three months ended June 30, 2019 to 64.2% for the three months ended June 30, 2020 and decreased from 67.2% for the six months ended June 30, 2019 to 65.0% for the six months ended June 30, 2020. The decrease in cost of sales as a percentage of sales for the three and six months ended June 30, 2020 was primarily attributable to customer mix, changes in services and support mix and a decrease in fixed personnel costs as a result of our restructuring program initiated in 2019.

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

As our network planning and implementation revenue grew to become the largest component of our Services & Support segment business, our Services & Support segment gross margins decreased versus those reported when maintenance and support comprised the majority of the business. Further, because the growth in our network planning and implementation services has resulted in our Services & Support segment revenue comprising a larger percentage of our overall revenue, and because our Services & Support segment gross margins are generally below those of the Network Solutions segment, our overall corporate gross margins have declined as that business has continued to grow. Within the Services & Support segment, we do expect variability in gross margins from quarter to quarter based on the mix of the services recognized.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

As a percentage of sales, selling, general and administrative expenses increased from 21.5% for the three months ended June 30, 2019 to 23.9% for the three months ended June 30, 2020 and increased from 22.9% for the six months ended June 30, 2019 to 23.6% for the six months ended June 30, 2020. Selling, general and administrative expenses as a percentage of sales will generally fluctuate whenever there is a significant fluctuation in revenue for the periods being compared.

Selling, general and administrative expenses decreased 8.4% from $33.6 million for the three months ended June 30, 2019 to $30.8 million for the three months ended June 30, 2020 and decreased 16.5% from $68.8 million for the six months ended June 30, 2019 to $57.4 million for the six months ended June 30, 2020. The decrease in selling, general and administrative expenses for the three months ended June 30, 2020 was primarily attributable to lower travel-related expenses and lower labor expense partially due to our restructuring program initiated in 2019, partially offset by increases in costs for deferred compensation and contract services related to an enterprise resource planning implementation project. The decrease in selling, general and administrative expenses for the six months ended June 30, 2020 was primarily attributable to lower labor expense partially due to our restructuring program initiated in 2019, lower deferred compensation costs and reduced travel-related expenses, partially offset by increased contract services related to an enterprise resource planning implementation project.

RESEARCH AND DEVELOPMENT EXPENSES

As a percentage of sales, research and development expenses increased from 20.5% for the three months ended June 30, 2019 to 22.3% for the three months ended June 30, 2020 and increased from 21.2% for the six months ended June 30, 2019 to 24.1% for the six months ended June 30, 2020. Research and development expenses as a percentage of sales will fluctuate whenever there are incremental product development activities or significant fluctuations in revenue for the periods being compared.

Research and development expenses decreased 10.5% from $32.1 million for the three months ended June 30, 2019 to $28.7 million for the three months ended June 30, 2020 and decreased 8.1% from $63.7 million for the six months ended June 30, 2019 to $58.6 million for the six months ended June 30, 2020. The decrease in research and development expenses for the three and six months ended June 30, 2020 was primarily attributable to lower labor expense and other expenses which were mainly the result of our restructuring program initiated in 2019, partially offset by increased contract services costs.

We expect to continue to incur research and development expenses in connection with our new and existing products. We continually evaluate new product opportunities and engage in significant research and product development efforts, which provides for new product development, enhancement of existing products and product cost reductions. We may incur significant research and development expenses prior to the receipt of revenue from a major new product group.

GAIN ON CONTINGENCY

Gain on contingency, which was $1.2 million for the three and six months ended June 30, 2019, relates to the reversal of unearned contingent liabilities which were initially recognized upon the acquisition of SmartRG in the fourth quarter of 2018. There was no gain on contingency recognized during the six months ended June 30, 2020.

ASSET IMPAIRMENTS

Asset impairments, which were $0.1 million for the six months ended June 30, 2020, relate to the abandonment of certain information technology projects in which we had previously capitalized costs. There were no asset impairments recognized during the six months ended June 30, 2019.

INTEREST AND DIVIDEND INCOME

Interest and dividend income decreased 52.2% from $0.7 million for the three months ended June 30, 2019 to $0.3 million for the three months ended June 30, 2020 and decreased 46.5% from $1.3 million for the six months ended June 30, 2019 to $0.7 million for the six months ended June 30, 2020. The decrease in interest and dividend income was primarily attributable to a decrease in interest income as a result of a decline in our investment balances mainly due to the maturity of our certificate of deposit which served as collateral for our taxable revenue bonds. Our total investments decreased from $118.2 million as of June 30, 2019 to $93.4 million as of June 30, 2020.

INTEREST EXPENSE

Interest expense, which is primarily related to our taxable revenue bonds, decreased by $0.1 million in the three months ended June 30, 2020 compared to the three months ended June 30, 2019 and decreased by $0.3 million in the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The decrease was due to the fact that the outstanding principal balance of the taxable revenue bonds was paid off upon maturity in January 2020. See “Liquidity and Capital Resources” below for additional information on our revenue bond.

NET INVESTMENT GAIN (LOSS)

We recognized a net investment gain of $2.5 million and $9.9 million for the three months ended June 30, 2019 and June 30, 2020, respectively, a net investment gain of $8.4 million for the six months ended June 30, 2019 and a net investment loss of $1.0 million for the six months ended June 30, 2020. The fluctuations in our net investments were primarily attributable to changes in the fair value of our securities recognized during the period. During the six months ended June 30, 2020, our investments were impacted by market conditions due to the COVID-19 pandemic, which resulted in a sharp downturn in the markets followed by a gradual rebound. We expect that any future market volatility, whether from COVID-19 or other factors, will result in continued volatility in our investment portfolio. See Note 7 of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report, and “Investing Activities” in “Liquidity and Capital Resources” below for additional information.

OTHER INCOME (EXPENSE), NET

Other income (expense), net increased from expense of $0.2 million for the three months ended June 30, 2019 to expense of $1.8 million for the three months ended June 30, 2020 and decreased from income of $0.7 million for the six months ended June 30, 2019 to expense of $0.6 million for the six months ended June 30, 2020. For the three and six months ended June 30, 2020, other income, net consisted mainly of gains and losses on foreign currency transactions. For the three and six months ended June 30, 2019, other income, net consisted mainly of the receipt of insurance proceeds from a life insurance policy.

INCOME TAX EXPENSE (BENEFIT)

Our effective tax rate increased from a benefit of 17.3% for the three months ended June 30, 2019 to an expense of 68.5% for the three months ended June 30, 2020 and decreased from a benefit of 6.2% for the six months ended June 30, 2019 to a benefit of 22.9% for the six months ended June 30, 2020. The change in the effective tax rate for the three months ended June 30, 2020 was impacted by tax expense in our international operations and additional changes in the valuation allowance related to our domestic operations. The change in the effective tax rate for the six months ended June 30, 2020 was primarily driven by the impact recorded in the quarter ending March 31, 2020 from the Coronavirus Aid, Relief, and Economic Security (the “CARES Act”) Act signed into law on March 27, 2020, partially offset by tax expense in our international operations and changes in our valuation allowance related to our domestic operations. The change in the effective tax rate for the three and six months ended June 30, 2019 was primarily driven by the shift to profitability for the three and six months ended June 30, 2019, with tax expense being offset by a 29.1% rate reduction related to a transfer pricing study completed during the second quarter of 2019 that resulted in the assignment of operating expenditures to specific Company locations, and the effective income tax rates among the respective jurisdictions. See Note 4 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for additional information.

NET INCOME (LOSS)

As a result of the above factors, net income (loss) decreased from net income of $4.0 million for the three months ended June 30, 2019 to net income of $0.8 million for the three months ended June 30, 2020, and decreased from net income of $4.8 million for the six months ended June 30, 2019 to a net loss of $9.2 million for the six months ended June 30, 2020.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

We have historically financed, and we currently expect to continue to finance, our ongoing business with existing cash, investments and cash flow from operations. We have used, and expect to continue to use, existing cash, investments and cash generated from operations for working capital, business acquisitions, purchases of treasury stock, shareholder dividends and other general corporate purposes, including product development activities to enhance our existing products and develop new products, expansion of our sales and marketing activities and capital expenditures. We believe that our cash and cash equivalents, investments and cash generated from operations to be adequate to meet our operating and capital needs for at least the next 12 months.

As of June 30, 2020, cash on hand was $69.1 million and short-term investments were $9.0 million, which resulted in available short-term liquidity of $78.1 million, of which $50.0 million was held by our foreign subsidiaries. As of December 31, 2019, cash on hand was $73.8 million and short-term investments were $33.2 million, which resulted in available short-term liquidity of $107.0 million, of which $52.3 million was held by our foreign subsidiaries. Generally, we intend to permanently reinvest funds held outside the U.S., except to the extent that any of these funds can be repatriated without withholding tax. The decrease in short-term liquidity from December 31, 2019 to June 30, 2020 was primarily attributable to the maturity of a certificate of deposit of $25.6 million that served as collateral for our revenue bond, which matured in January 2020.

Operating Activities

Our working capital, defined as current assets less current liabilities, remained flat at $207.6 million as of December 31, 2019 and $207.7 million as of June 30, 2020, and our current ratio, defined as current assets divided by current liabilities, increased from 2.84 as of December 31, 2019 to 2.94 as of June 30, 2020. The increase in our current ratio was primarily attributable to increases in other receivables, accounts payable, inventory and accounts receivable, partially offset by short-term investments, which consisted of a certificate of deposit related to our taxable revenue bond and the related bonds payable. The quick ratio, defined as cash, cash equivalents, short-term investments, and net accounts receivable, divided by current liabilities, decreased from 1.75 as of December 31, 2019 to 1.62 as of June 30, 2020. The decrease in the quick ratio was primarily attributable to the payment of our bond payable upon maturity in January 2020, partially offset by a decrease in accounts receivable and cash and cash equivalents along with an increase in accounts payable.

Net accounts receivable increased 5.3% from $90.5 million as of December 31, 2019 to $95.3 million as of June 30, 2020. Our allowance for doubtful accounts was $38 thousand as of December 31, 2019 and June 30, 2020. The increase in net accounts receivable was due to an increase in sales volume in the second quarter of 2020 as compared to the fourth quarter of 2019. Quarterly accounts receivable DSO decreased from 72 days as of December 31, 2019 to 67 days as of June 30, 2020. The decrease in DSO was due to the timing of product shipments and customer mix.

Other receivables increased 57.1% from $16.6 million as of December 31, 2019 to $26.0 million as of June 30, 2020. The increase in other receivables was primarily attributable to increases in income tax receivables related to the CARES Act and purchasing shipments partially offset by a decrease in contract assets.

Quarterly inventory turnover increased from 2.7 turns as of December 31, 2019 to 2.9 turns as of June 30, 2020. Inventory increased 8.0% from $98.3 million as of December 31, 2019 to $106.1 million as of June 30, 2020. In addition to COVID-19 uncertainties related to supply chain and demand, we expect inventory levels to fluctuate as we attempt to maintain sufficient inventory in response to seasonal cycles of our business and ensuring competitive lead times while managing the risk of inventory.

Accounts payable increased 39.2% from $44.9 million as of December 31, 2019 to $62.5 million as of June 30, 2020. Accounts payable will fluctuate due to variations in the timing of the receipt of supplies, inventory and services and our subsequent payments for these purchases.

Investing Activities

Capital expenditures totaled approximately $3.1 million and $4.3 million for the six months ended June 30, 2020 and 2019, respectively. These expenditures were primarily used to purchase manufacturing and test equipment, software, computer hardware and to finance building improvements.

Our combined short-term and long-term investments decreased $34.3 million from $127.7 million as of December 31, 2019 to $93.4 million as of June 30, 2020. This decrease reflects the maturity of a certificate deposit which served as collateral for our revenue bond and the impact of net realized and unrealized gains and losses on our investments.

We typically invest all available cash not required for immediate use in operations, primarily in securities that we believe bear minimal risk of loss. See Note 7 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for additional information. As of June 30, 2020, our corporate bonds, municipal bonds, asset-backed bonds, mortgage/agency bonds, U.S. government bonds, other government bonds and variable-rate demand notes were classified as available-for-sale and had a combined duration of 1.54 years with an average Standard & Poor’s credit rating of AA. Because our investment portfolio has a high-quality rating and contractual maturities of short duration, we are able to obtain prices for these bonds derived from observable market inputs, or for similar securities traded in an active market, on a daily basis.

Our long-term investments decreased 10.7% from $94.5 million as of December 31, 2019 to $84.4 million as of June 30, 2020.  Our investments include various marketable equity securities classified as long-term investments with a fair market value of $26.1 million and $35.8 million as of June 30, 2020 and December 31, 2019, respectively. Long-term investments as of June 30, 2020 and December 31, 2019 also included $20.5 million and $21.7 million, respectively, related to our deferred compensation plans, and $0.3 million, for both years, of other investments, consisting of interests in a private equity fund.

Financing Activities

Dividends

In July 2003, our Board of Directors elected to begin declaring quarterly dividends on our common stock considering the tax treatment of dividends and adequate levels of Company liquidity. During the six months ended June 30, 2020 and 2019, we paid dividends totaling $8.7 million and $8.6 million, respectively. The continued payment of dividends is at the discretion of the Company’s Board of Directors and is subject to general business conditions and ongoing financial results of the Company.

Debt

In conjunction with the 1995 expansion of our Huntsville, Alabama, facility, we were approved for participation in an incentive program offered by the State of Alabama Industrial Development Authority (the “Authority”). Pursuant to the program, in January 1995, the Authority issued $20.0 million of its taxable revenue bonds and loaned the proceeds from the sale of these taxable revenue bonds to the Company. Further advances on the taxable revenue bonds were made by the Authority, bringing the total amount outstanding to $50.0 million. The bonds matured on January 1, 2020, and the outstanding balance of $24.6 million was repaid in full on January 2, 2020. The Company had no outstanding debt as of June 30, 2020.

Stock Repurchase Program

Since 1997, our Board of Directors has approved multiple share repurchase programs that have authorized repurchases of our common stock, which are implemented through open market or private purchases from time to time as conditions warrant. We currently have authorization to repurchase an additional 2.5 million shares of our common stock under the current authorization of up to 5.0 million shares. During the six months ended June 30, 2020 there were no common stock repurchases. During the six months ended June 30, 2019, we repurchased 13,000 shares of our common stock for $0.2 million at an average price of $14.06 per share.

Off-Balance Sheet Arrangements and Contractual Obligations

We do not have off-balance sheet financing arrangements and have not engaged in any related party transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources.

Certain contracts, customers and jurisdictions in which we do business require us to provide various guarantees of performance such as bid bonds, performance bonds and customs bonds. As of June 30, 2020 and December 31, 2019, we had commitments related to these bonds totaling $11.3 million and $9.3 million, respectively, which expire at various dates through August 2024. Although the triggering events vary from contract to contract, in general we would only be liable for the amount of these guarantees in the event of default under each contract, the probability of which we believe is remote.

In June of 2020, the Company entered into a letter of credit with a bank to guarantee performance obligations under a contract with a customer. The letter of credit is secured by a pledge of collateral in the amount of $5.0 million, of which $1.2 million is included in restricted cash and $3.8 million is included in long-term investments on the Condensed Consolidated Balance Sheet as of June 30, 2020. Currently, the Company is required to maintain a minimum collateral value of approximately $5.0 million. The minimum collateral value will increase over time as the Company reaches certain milestones in the contract. The maximum collateral value required under the contract will be approximately $12.0 million, and this is expected to occur in February 2021. This minimum collateral value will increase further if the Company changes the mix of investments away from restricted cash and into other investments. Any shortfalls in the minimum collateral value are required to be restored by the Company from available cash and cash equivalents, short-term investments or long-term investments. The obligations under the customer contract will be performed over multiple years. The collateral under the letter of credit will be released when all obligations under the customer contract have been met. As of June 30, 2020, the Company was in compliance with all contractual requirements under the letter of credit.

We have committed to invest up to an aggregate of $5.0 million in a private equity fund of which $4.9 million has been contributed as of June 30, 2020.

During the six months ended June 30, 2020, there have been no other material changes in contractual obligations and commercial commitments out of the normal course of business from those discussed in the 2019 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in foreign currency rates, prices of marketable equity and fixed-income securities. In addition, the ongoing global pandemic raises the possibility of an extended economic downturn and has caused volatility in financial markets. The primary objective of the large majority of our investment activities is to preserve principal while at the same time achieving appropriate yields without significantly increasing risk. To achieve this objective, a majority of our marketable securities are investment grade, fixed-rate bonds and municipal money market instruments denominated in U.S. dollars. Our investment policy provides limitations for issuer concentration, which limits, at the time of purchase, the concentration in any one issuer to 5% of the market value of our total investment portfolio.

We maintain depository investments with certain financial institutions. Although these depository investments may exceed government insured depository limits, we have evaluated the credit-worthiness of these financial institutions, and determined the risk of material financial loss due to exposure of such credit risk to be minimal. As of June 30, 2020, $68.0 million of our cash and cash equivalents, primarily certain domestic money market funds and foreign depository accounts, were in excess of government provided insured depository limits.

As of June 30, 2020, approximately $44.6 million of our cash and investments may be directly affected by changes in interest rates. As of June 30, 2020, we held $4.9 million of cash and variable-rate investments where a change in interest rates would impact our interest income. A hypothetical 50 basis point decline in interest rates as of June 30, 2020, assuming all other variables remain constant, would reduce annualized interest income on our cash and investments by approximately $16 thousand. In addition, we held $39.6 million of fixed-rate bonds whose fair values may be directly affected by a change in interest rates. A hypothetical 50 basis point increase in interest rates as of June 30, 2020, assuming all other variables remain constant, would reduce the fair value of our fixed-rate bonds by approximately $0.3 million.

We are exposed to changes in foreign currency exchange rates to the extent that such changes affect our revenue and gross margin on revenue derived from some international customers, expenses, and assets and liabilities held in non-functional currencies related to our foreign subsidiaries. Our primary exposures to foreign currency exchange rate movements are with our German subsidiary, whose functional currency is the Euro, and our Australian subsidiary, whose functional currency is the Australian dollar. Our revenue is primarily denominated in the respective functional currency of the subsidiary and paid in that subsidiary’s functional currency or certain other local currency, our global supply chain predominately invoices us in the respective functional currency of the subsidiary and is paid in U.S. dollars and some of our operating expenses are invoiced and paid in certain local currencies (approximately 9% and 10% of total operating expense for the three and six months ended June 30, 2020, respectively). Therefore, our revenues, gross margins, operating expense and operating income are all subject to foreign currency fluctuations. As a result, changes in currency exchange rates could cause variations in our operating income.

We have certain customers and suppliers who are invoiced or pay in a non-functional currency. Changes in the monetary exchange rates used to invoice such customers versus the functional currency of the entity billing such customers may adversely affect our results of operations and financial condition. To manage the volatility relating to these typical business exposures, we may enter into various derivative transactions, when appropriate. We do not hold or issue derivative instruments for trading or other speculative purposes. All non-functional currencies billed would result in a combined hypothetical gain or loss of $2.1 million if the U.S. dollar weakened or strengthened 10% against the billing currencies. This change represents a decrease in the amount of hypothetical gain or loss compared to prior periods and is mainly due to a decrease in U.S. dollar denominated billings in a non-U.S. dollar denominated subsidiary. Although we do not currently hold any derivative instruments, any gain or loss would be partially mitigated by any derivative instruments held.

As of June 30, 2020, we had certain material contracts subject to currency revaluation, including accounts receivable, accounts payable and lease liabilities, denominated in foreign currencies. As of June 30, 2020, we did not have any forward contracts outstanding.

For further information about the fair value of our investments as of June 30, 2020, see Note 7 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

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

As of the end of the period covered by this report, an evaluation was carried out by management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Remediation of Previously Identified Material Weakness in Internal Control over Financial Reporting

The Company has redesigned, enhanced and added controls and procedures related to the review of significant inputs and assumptions used to determine our excess and obsolete inventory reserve, and to ensure the completeness and accuracy of key reports and related data used in the calculation of the excess and obsolete inventory reserve. Key reports and calculations have been redesigned and fully integrated into our enterprise resource planning system to ensure the completeness and accuracy of significant inputs. New controls and procedures have also been established by the Company around the estimated reserve percentages used in establishing the excess and obsolete inventory reserve that consider historical usage, known trends, inventory age and market conditions of the inventory. As a result of these remediation efforts, management has determined that, as of June 30, 2020, our controls related to our estimated reserve for excess and obsolete inventory were effectively designed, documented and maintained, and the material weakness related to these controls no longer existed.

Changes in Internal Control over Financial Reporting.

Except as noted above, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Securities Class Action Lawsuit

On October 17, 2019, a purported stockholder class action lawsuit, captioned Burbridge v. ADTRAN, Inc. et al., Docket No. 19-cv-09619, was filed in the United States District Court for the Southern District of New York against the Company, two of its current executive officers and one of its former executive officers. The complaint alleges violations of federal securities laws and seeks unspecified compensatory damages on behalf of purported purchasers of ADTRAN securities between February 28, 2019 and October 9, 2019. The lawsuit claims that the defendants made materially false and misleading statements regarding, and/or failed to disclose material adverse facts about, the Company’s business, operations and prospects, specifically relating to the Company’s internal control over financial reporting, excess and obsolete inventory reserves, financial results and demand from certain customers. The lawsuit was transferred to the U.S. District Court for the Northern District of Alabama on January 7, 2020, and co-lead plaintiffs have been appointed to represent the putative class. The plaintiffs filed an amended complaint on April 30, 2020. The defendants filed a motion to dismiss the amended complaint on June 17, 2020. The plaintiffs filed an opposition brief to the defendants’ motion to dismiss on July 17, 2020. The defendants intend to file a reply to the plaintiffs’ brief on August 17, 2020. We deny the allegations in the complaint, as amended, and intend to vigorously defend against this lawsuit. At this time, we are unable to predict the outcome of or estimate the possible loss or range of loss, if any, associated with this lawsuit.

Shareholder Derivative Lawsuit

On March 31, 2020, a shareholder derivative suit, captioned Johnson (Derivatively on behalf of ADTRAN) v. T. Stanton, M. Foliano, R. Shannon, and Board of Directors, case no. 5:20-cv-00447, was filed in the U.S. District Court of Northern Alabama against two of the Company’s current executive officers, one of its former executive officers and its Board of Directors. The derivative suit, which is purportedly brought on behalf of ADTRAN, makes similar allegations as the shareholder class action and accuses the directors and officers of breaches of fiduciary duty in connection with those allegations. On June 7, 2020, the Court entered an order staying the derivative litigation pending resolution of the motion to dismiss in the securities class action. The Company and its defendants disagree with the claims made in the complaint, and the defendants intend to vigorously defend against this lawsuit. At this time, we are unable to predict the outcome of or estimate the possible loss or range of loss, if any, associated with this lawsuit.

ITEM 1A. RISK FACTORS

A list of factors that could materially affect our business, financial condition or operating results is described in Part I, Item 1A, “Risk Factors” in the 2019 Form 10-K. There have been no material changes to our risk factors from those disclosed in Part I, Item 1A, “Risk Factors” in the 2019 Form 10-K, other than as described in the risk factors below.

The ongoing COVID-19 pandemic could adversely affect our business, results of operations and financial condition.

In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. COVID-19 continues to spread throughout the U.S. and the world and has resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. While we are unable to accurately predict the full impact that COVID-19 will have on our results from operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures, our compliance with these measures has impacted, and may continue to impact, our day-to-day operations and could continue to disrupt our business and operations, as well as that of our customers, suppliers (including contract manufacturers) and other counterparties, for an indefinite period of time. We have experienced, and may continue to experience, disruptions in our supply chain, including a slow-down in supply chain deliveries and some raw material and freight-related cost increases as a result of the pandemic.

To support the health and well-being of our employees, customers, partners and communities, a vast majority of our employees are working remotely as of August 7, 2020. In addition, many of our customers, suppliers and other counterparties are working remotely, which may delay the timing of some orders and expected deliveries. The disruptions to our operations caused by COVID-19 may result in inefficiencies, delays and additional costs in our product development, sales, marketing and customer service efforts that we cannot fully mitigate through remote or other alternative work arrangements. These additional costs may be partially offset by reduced travel expenses as a result of travel restrictions that we have in place, as well as lower marketing-related costs.

More generally, the global pandemic raises the possibility of an extended economic downturn and has caused volatility in financial markets, which could affect demand for our products and services and impact our results and financial condition even after the pandemic is contained and the shelter-in-place orders are lifted. For example, we may be unable to collect receivables from those customers significantly impacted by COVID-19. Also, a decrease in orders could negatively affect our revenues in future periods, particularly if experienced on a sustained basis.

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

A wide variety of provincial, state, national and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer and other processing of data, including personal data. Foreign data protection, privacy and other laws and regulations, including the EU’s General Data Protection Regulation (the “GDPR”), are often more restrictive than those in the U.S. These data protection and privacy-related laws and regulations are varied, evolving, can be subject to significant change, may be augmented or replaced by new or additional laws and regulations and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. For example, California’s Consumer Privacy Act became effective in January 2020, providing new data privacy rights for consumers and new operational requirements for companies, and, on July 16, 2020, the Court of Justice of the European Union issued a decision that invalidated the EU-U.S. Privacy Shield framework as a basis for transfers of personal data from the EU to the U.S., resulting in uncertainty and potential additional compliance obligations to ensure that a valid basis under the GDPR exists for these data transfers. New and changing laws, regulations and industry practices regarding our employees’ and users’ data could require us to modify our business, products or services offered, potentially in a material manner, and may limit our ability to develop new products, services and features. There is also a risk that we, directly or as the result of a third-party service provider we use, could be found to have failed to comply with the laws and regulations applicable in a jurisdiction regarding the collection, consent, handling, transfer or disposal of personal data. If we violate these laws and regulations, governmental authorities in the U.S., the EU and elsewhere could seek to impose civil and/or criminal fines and penalties which could have an adverse effect on our reputation, as well as, our results of operations, financial condition and cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth repurchases of our common stock for the months indicated:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2020 – April 30, 2020	—	$—	—	2,545,430
May 1, 2020 – May 31, 2020	—	$—	—	2,545,430
June 1, 2020 – June 30, 2020	—	$—	—	2,545,430
Total	—		—

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

ITEM 6. EXHIBITS

Exhibits.

Exhibit No.	Description

3.1	Certificate of Incorporation, as amended (Exhibit 3.1 to ADTRAN’s Registration Statement on Form S-1, No. 33-81062) (P)

3.2	Bylaws, as Amended, of ADTRAN, Inc. (Exhibit 3.1 to ADTRAN’s Form 8-K filed July 23, 2020)

10.1*	ADTRAN, Inc. 2020 Employee Stock Incentive Plan
10.2*	ADTRAN, Inc. 2020 Directors Stock Plan
10.3	Separation Agreement and General Release between ADTRAN, Inc. and Jeffery F. McInnis dated as of May 11, 2020 (Exhibit 10.1 to ADTRAN’s Form 8-K filed May 11, 2020)
31*	Rule 13a-14(a)/15d-14(a) Certifications

32*	Section 1350 Certifications

101*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019; (ii) Condensed Consolidated Statements of Income (Loss) for the three and six months ended June 30, 2020 and 2019; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2020 and 2019; (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2020 and 2019; (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019; and (vi) Notes to Consolidated Financial Statements

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith

(P)Indicates a paper filing with the SEC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADTRAN, Inc. (Registrant)

Date: August 7, 2020	/s/ Michael Foliano
Michael Foliano
Senior Vice President of Finance and
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)