Form 10-Q
period 2021-03-31
ADTRAN INC
filed 2021-05-06
CIK 926282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 5, 2021, the registrant had 48,395,709 shares of common stock, $0.01 par value per share, outstanding.

ADTRAN, Inc.

Quarterly Report on Form 10-Q

For the three months ended March 31, 2021

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

•	Breaches of our information systems and cyber-attacks could compromise our intellectual property and cause significant damage to our business and reputation.
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
•

We engage in research and development activities to develop new, innovative solutions and to improve the application of developed technologies, and as a consequence we may miss certain market opportunities enjoyed by larger companies with substantially greater research and development efforts and which may focus on more leading edge development.

•

Our strategy of outsourcing a portion of our manufacturing requirements to subcontractors located in various international regions may result in us not meeting our cost, quality or performance standards.

•	Our failure to maintain rights to intellectual property used in our business could adversely affect the development, functionality and commercial value of our products.
•	Software under license from third parties for use in certain of our products may not continue to be available to us on commercially reasonable terms.
•	Our use of open source software could impose limitations on our ability to commercialize our products.

•	We may incur liabilities or become subject to litigation that may have a material effect on our business.
•	Consolidation and deterioration in the CLEC market could result in a significant decrease in our revenue.
•	If we are unable to successfully develop and maintain relationships with system integrators, service providers and enterprise value-added resellers, our revenue may be negatively affected.
•	Our operating results may fluctuate in future periods, which may adversely affect our stock price.
•	The price of our common stock has been volatile and may continue to fluctuate significantly.
•

We are subject to complex and evolving U.S. and foreign laws, regulations and standards governing the conduct of our business. Violations of these laws and regulations may harm our business, subject us to penalties and to other adverse consequences.

•

Changes in trade policy in the U.S. and other countries, specifically the U.K. and China, including the imposition of additional tariffs and the resulting consequences, may adversely impact our gross profits, gross margins, results of operations and financial condition.

•	New or revised tax regulations, changes in our effective tax rate, recognition of a valuation allowance or assessments arising from tax audits may have an adverse impact on our results.

The foregoing list of risks is not exclusive. For a more detailed description of the risk factors associated with our business, see Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 26, 2021 (the “2020 Form 10-K”). We caution investors that other factors may prove to be important in the future in affecting our operating results. New factors emerge from time to time, and it is not possible for us to predict all of these factors, nor can we assess the impact each factor, or a combination of factors, may have on our business.

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

LAN	Local Area Network
LIBOR	London Inter-bank Offered Rate
Mbps	Megabits per second
MSO	Multiple-System Operator
PON	Passive Optical Network
RDOF	Rural Digital Opportunity Fund
SD-Access	Software Defined Access
Service Provider	Entity that provides voice, data or video services to consumers and businesses
SMB	Small- to Medium-sized Business
System Integrator	Person or company that specializes in bringing together component subsystems into a whole and ensuring that those subsystems function together
WAN	Wide Area Network
XGS-PON	Updated standard for Passive Optical Networks that can support 10 Gbps symmetrical data transfer

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADTRAN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	March 31,	December 31,
	2021	2020
ASSETS
Current Assets
Cash and cash equivalents	$63,777	$60,161
Restricted cash	119	18
Short-term investments (includes $2,692 and $1,731 of available-for-sale securities as of March 31, 2021 and December 31, 2020, respectively, reported at fair value)	4,092	3,131
Accounts receivable, less allowance for doubtful accounts of $38 as of March 31, 2021 and December 31, 2020	103,201	98,827
Other receivables	22,669	21,531
Inventory, net	122,862	125,457
Prepaid expenses and other current assets	7,625	8,293
Total Current Assets	324,345	317,418
Property, plant and equipment, net	60,157	62,399
Deferred tax assets, net	9,448	9,869
Goodwill	6,968	6,968
Intangibles, net	22,384	23,470
Other non-current assets	26,195	25,425
Long-term investments (includes $43,455 and $43,385 of available-for-sale securities as of March 31, 2021 and December 31, 2020, respectively, reported at fair value)	81,266	80,130
Total Assets	$530,763	$525,679
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$55,476	$49,929
Unearned revenue	14,457	14,092
Accrued expenses and other liabilities	14,601	13,609
Accrued wages and benefits	15,856	15,262
Income tax payable, net	1,765	1,301
Total Current Liabilities	102,155	94,193
Non-current unearned revenue	7,040	6,888
Pension liability	17,579	18,664
Deferred compensation liability	26,658	25,866
Other non-current liabilities	6,956	7,124
Total Liabilities	160,388	152,735
Commitments and contingencies (see Note 19)
Stockholders’ Equity
Common stock, par value $0.01 per share; 200,000 shares authorized; 79,652 shares issued and 48,388 shares outstanding as of March 31, 2021 and 79,652 shares issued and 48,241 shares outstanding as of December 31, 2020	797	797
Additional paid-in capital	283,273	281,466
Accumulated other comprehensive loss	(13,595)	(11,639)
Retained earnings	776,121	781,813
Treasury stock at cost: 31,128 and 31,280 shares at March 31, 2021 and December 31, 2020, respectively	(676,221)	(679,493)
Total Stockholders’ Equity	370,375	372,944
Total Liabilities and Stockholders’ Equity	$530,763	$525,679

See accompanying notes to condensed consolidated financial statements.

ADTRAN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2021	2020
Revenue
Network Solutions	$113,809	$97,372
Services & Support	13,724	17,151
Total Revenue	127,533	114,523
Cost of Revenue
Network Solutions	65,001	51,626
Services & Support	8,931	11,297
Total Cost of Revenue	73,932	62,923
Gross Profit	53,601	51,600
Selling, general and administrative expenses	27,435	26,620
Research and development expenses	27,501	29,859
Asset impairments	—	65
Operating Loss	(1,335)	(4,944)
Interest and dividend income	290	356
Interest expense	(6)	(1)
Net investment gain (loss)	996	(10,877)
Other income, net	1,999	1,129
Income (Loss) Before Income Taxes	1,944	(14,337)
Income tax (expense) benefit	(1,048)	4,368
Net Income (Loss)	$896	$(9,969)

Weighted average shares outstanding – basic	48,336	47,957
Weighted average shares outstanding – diluted	49,004	47,957

Earnings (loss) per common share – basic	$0.02	$(0.21)
Earnings (loss) per common share – diluted	$0.02	$(0.21)

See accompanying notes to condensed consolidated financial statements.

ADTRAN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2021	2020
Net Income (Loss)	$896	$(9,969)
Other Comprehensive Loss, net of tax
Net unrealized gains (losses) on available-for-sale securities	(192)	117
Defined benefit plan adjustments	99	141
Foreign currency translation	(1,863)	(1,650)
Other Comprehensive Loss, net of tax	(1,956)	(1,392)
Comprehensive Loss, net of tax	$(1,060)	$(11,361)

See accompanying notes to condensed consolidated financial statements.

ADTRAN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except per share amounts)

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of January 1, 2020	79,652	$797	$274,632	$806,702	$(685,288)	$(16,417)	$380,426
Net loss	—	—	—	(9,969)	—	—	(9,969)
Other comprehensive loss, net of tax	—	—	—	—	—	(1,392)	(1,392)
Dividend payments ($0.09 per share)	—	—	—	(4,328)	—	—	(4,328)
Dividends accrued on unvested RSUs	—	—	—	(32)	—	—	(32)
Deferred compensation adjustments, net of tax	—	—	—	—	(2,758)	—	(2,758)
PSUs, RSUs and restricted stock vested	—	—	—	(1,524)	1,501	—	(23)
Stock-based compensation expense	—	—	1,791	—	—	—	1,791
Balance as of March 31, 2020	79,652	$797	$276,423	$790,849	$(686,545)	$(17,809)	$363,715

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of January 1, 2021	79,652	$797	$281,466	$781,813	$(679,493)	$(11,639)	$372,944
Net income	—	—	—	896	—	—	896
Other comprehensive loss, net of tax	—	—	—	—	—	(1,956)	(1,956)
Dividend payments ($0.09 per share)	—	—	—	(4,361)	—	—	(4,361)
Dividends accrued on unvested RSUs	—	—	—	(68)	—	—	(68)
Deferred compensation adjustments, net of tax	—	—	—	—	(50)	—	(50)
PSUs, RSUs and restricted stock vested	—	—	—	(1,683)	1,602	—	(81)
Stock options exercised	—	—	—	(476)	1,720	—	1,244
Stock-based compensation expense	—	—	1,807	—	—	—	1,807
Balance as of March 31, 2021	79,652	$797	$283,273	$776,121	$(676,221)	$(13,595)	$370,375

See accompanying notes to condensed consolidated financial statements.

ADTRAN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$896	$(9,969)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,122	4,365
(Gain) loss on investments	(1,161)	10,877
Stock-based compensation expense	1,807	1,791
Other	84	115
Changes in operating assets and liabilities:
Accounts receivable, net	(4,762)	3,052
Other receivables	(1,220)	(6,707)
Inventory, net	1,893	(1,598)
Prepaid expenses and other assets	(417)	2,206
Accounts payable, net	5,629	2,712
Accrued expenses and other liabilities	3,317	(6,680)
Income taxes payable	497	(188)
Net cash provided by (used in) operating activities	10,685	(24)

Cash flows from investing activities:
Purchases of property, plant and equipment	(741)	(1,406)
Proceeds from sales and maturities of available-for-sale investments	10,087	46,440
Purchases of available-for-sale investments	(11,350)	(16,879)
Acquisition of note receivable	—	(523)
Net cash provided by (used in) investing activities	(2,004)	27,632

Cash flows from financing activities:
Dividend payments	(4,361)	(4,328)
Proceeds from stock option exercises	1,244	—
Tax withholdings related to stock-based compensation settlements	(113)	—
Repayment of bonds payable	—	(24,600)
Net cash used in financing activities	(3,230)	(28,928)

Net increase (decrease) in cash, cash equivalents and restricted cash	5,451	(1,320)
Effect of exchange rate changes	(1,734)	(1,168)
Cash, cash equivalents and restricted cash, beginning of period	60,179	73,773
Cash, cash equivalents and restricted cash, end of period	$63,896	$71,285

Supplemental Cash Flow Information:
Right-of-use assets obtained in exchange for lease obligations	$248	$85
Non-cash Investing Activities:
Purchases of property, plant and equipment included in accounts payable	$199	$302

See accompanying notes to condensed consolidated financial statements.

ADTRAN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of ADTRAN®, Inc. and its subsidiaries (“ADTRAN”, the “Company”, “we”, “our” or “us”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable to interim financial information presented in Quarterly Reports on Form 10-Q. Accordingly, certain information and notes required by generally accepted accounting principles in the United States of America (“U.S. GAAP”) for complete financial statements are not included herein. The December 31, 2020 Condensed Consolidated Balance Sheet is derived from audited financial statements but does not include all disclosures required by U.S. GAAP.

In the opinion of management, all adjustments necessary to fairly state these interim statements have been recorded and are of a normal and recurring nature. The results of operations for an interim period are not necessarily indicative of the results for the full year. The interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in ADTRAN’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 26, 2021.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expense during the reporting period. The more significant estimates include excess and obsolete inventory reserves, warranty reserves, customer rebates, determination and accrual of deferred revenue components of multiple element sales agreements, estimated costs to complete obligations associated with deferred and accrued revenues and network installations, estimated income tax provision and income tax contingencies, fair value of stock-based compensation, assessment of goodwill and other intangibles for impairment, estimated lives of intangible assets, estimated pension, and liability and fair value of investments, evaluation of other-than-temporary declines in the value of investments and the allowance for current expected credit losses. Actual amounts could differ significantly from these estimates.

We assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to us and the unknown future impacts of the novel coronavirus (“COVID-19”) as of March 31, 2021 and through the date of this report. The accounting matters assessed included, but were not limited to, the allowance for doubtful accounts, stock-based compensation, carrying value of goodwill, intangibles and other long-lived assets, financial assets, valuation allowances for tax assets and revenue recognition. While there was not a material impact to our consolidated financial statements as of and for the quarter ended March 31, 2021 resulting from these assessments, future assessments related to the COVID-19 pandemic, as well as other factors, could result in material impacts to our consolidated financial statements in future reporting periods.

Correction of an Immaterial Misstatement

During the three months ended March 31, 2020, it was determined that certain investments held in the Company’s stock for a deferred compensation plan accounted for as a Rabbi trust were incorrectly classified as Long-term investments with the fair value of such investments incorrectly marked to market at each period end rather than classified as Treasury stock held at historical cost. This plan has been in existence since 2011. The Company corrected this misstatement as an out-of-period adjustment in the three months ended March 31, 2020 by remeasuring the investment assets to their historical cost basis through the recording of a Net investment gain of $1.5 million in the unaudited Condensed Consolidated Statement of Income (Loss) and then correcting the classification by decreasing the Long-term investment balance at its remeasured cost basis of $2.8 million to Treasury stock in the unaudited Condensed Consolidated Balance Sheet as of March 31, 2020. Management has determined that this misstatement was not material to any of its previously issued financial statements and that the correction of the misstatement was not material to the Company’s 2020 annual financial results on either a quantitative or qualitative basis.

Recently Adopted Accounting Pronouncements

We recently adopted the following accounting standards, which had the following impacts on our consolidated financial statements:

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-14, Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans, which makes changes to and clarifies the disclosure requirements related to defined benefit pension and other postretirement plans. ASU 2018-14 requires additional disclosures related to the reasons for significant gains and losses affecting the benefit obligation and an explanation of any other significant changes in the benefit obligation or plan assets that are not otherwise apparent in other disclosures required by Accounting Standards Codification (“ASC”) 715. ASU 2018-14 also clarifies the guidance in ASC 715 to require disclosure of the projected benefit obligation (“PBO”) and fair value of plan assets for pension plans with PBOs in excess of plan assets and the accumulated benefit obligation (“ABO”) and fair value of plan assets for pension plans with ABOs in excess of plan assets. ASU 2018-14 became effective for public business entities for fiscal years ending after December 15, 2020. The adoption of this standard did not have a material effect on the disclosures in the condensed consolidation financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing various exceptions, such as the exception to the incremental approach for intra-period tax allocation when there is a loss from continuing operations and income or a gain from other items. The amendments in this update also simplify the accounting for income taxes related to income-based franchise taxes and require that an entity reflect enacted tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The Company early adopted ASU 2019-12 on April 1, 2020, which was applied on a prospective basis as if the Company adopted the standard on January 1, 2020. The Company early adopted the standard to take advantage of the simplification of rules for income taxes on intra-period tax allocations. Specifically, the adoption of this standard resulted in the recognition of approximately $0.1 million of tax benefit in other comprehensive income (loss) for the three months ended March 31, 2020, that otherwise would have been recognized in continuing operations had the intra-period tax allocation been completed. There were no other impacts from this standard on the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Income (Loss) or Condensed Consolidated Statements of Cash Flows.

Recent Accounting Pronouncements Not Yet Adopted

There are currently no recent accounting pronouncements that have not yet been adopted and that would have a material effect, once adopted, on the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Income (Loss) or Condensed Consolidated Statements of Cash Flows.

2. CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows:

(In thousands)	As of March 31, 2021	As of December 31, 2020
Cash and cash equivalents	$63,777	$60,161
Restricted cash	119	18
Cash, cash equivalents and restricted cash	$63,896	$60,179

See Note 19 for additional information regarding restricted cash.

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

See Note 17 for additional information on reportable segments.

Revenue by Category

In addition to our reporting segments, revenue is also reported for the following three categories – Access & Aggregation, Subscriber Solutions & Experience and Traditional & Other Products.

The following table disaggregates revenue by reportable segment and revenue category:

	For the Three Months Ended
	March 31, 2021			March 31, 2020
(In thousands)	Network Solutions	Services & Support	Total	Network Solutions	Services & Support	Total
Access & Aggregation	$60,053	$9,021	$69,074	$53,055	$12,911	$65,966
Subscriber Solutions & Experience	52,269	2,300	54,569	39,983	2,196	42,179
Traditional & Other Products	1,487	2,403	3,890	4,334	2,044	6,378
Total	$113,809	$13,724	$127,533	$97,372	$17,151	$114,523

Revenue allocated to remaining performance obligations represents contract revenue that have not yet been recognized for contracts with a duration greater than one year. As of March 31, 2021, we did not have any significant performance obligations related to customer contracts that had an original expected duration of one year or more, other than maintenance services, which are satisfied over time. As a practical expedient, for certain contracts we recognize revenue equal to the amounts we are entitled to invoice which correspond to the value of completed performance obligations to date. The amount related to these performance obligations was $19.0 million and $17.7 million as of March 31, 2021 and December 31, 2020, respectively. The Company expects to recognize 63% of the $19.0 million as of March 31, 2021 over the next 12 months with the remainder to be recognized thereafter.

The following table provides information about receivables, contract assets and unearned revenue from contracts with customers:

(In thousands)	As of March 31, 2021	As of December 31, 2020
Accounts receivable, net	$103,201	$98,827
Contract assets(1)	$906	$63
Unearned revenue	$14,457	$14,092
Non-current unearned revenue	$7,040	$6,888

(1)	Included in other receivables on the Condensed Consolidated Balance Sheets.

Of the outstanding unearned revenue balances as of December 31, 2020, $5.0 million was recognized as revenue during the three months ended March 31, 2021.

4. INCOME TAXES

Our effective tax rate increased from a benefit of 30.5% for the three months ended March 31, 2020, to an expense of 53.9% for the three months ended March 31, 2021. The increase in the effective tax rate between the two periods was primarily driven by a tax benefit of $7.4 million recognized during the three months ended March 31, 2020 as a result of the passing of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) on March 27, 2020, which allowed for the carryback of federal net operating losses, partially offset with tax expense in our international operations in the current quarter. Additionally, on February 12, 2021, the Alabama Business Tax Competitiveness Act was signed into law. As a result of the Act, we recognized an expense of $1.6 million related to the revaluation of our deferred tax assets, which was offset by changes in our valuation allowance previously recorded against our domestic deferred tax assets. The total increase in the valuation allowance against our domestic deferred tax assets was recorded in the amount of $2.7 million during the three months ended March 31, 2021.

The Company continually reviews the adequacy of its valuation allowance and recognizes the benefits of deferred tax assets only as the reassessment indicates that it is more likely than not that the deferred tax assets will be recognized in accordance with ASC 740, Income Taxes. As of March 31, 2021, the Company had deferred tax assets totaling $58.0 million, and a valuation allowance totaling $48.5 million had been established against those deferred tax assets. The remaining $9.4 million in deferred tax assets not offset by a valuation allowance are located in various foreign jurisdictions where the Company believes it is more likely than not we will realize these deferred tax assets. Our assessment of the realizability of our deferred tax assets includes the evaluation of historical operating results as well as the evaluation of evidence which requires significant judgement, including the evaluation of our three-year cumulative income position, future taxable income projections and tax planning strategies. Should management’s conclusion change in the future and an additional valuation allowance or a partial or full release of the valuation allowance becomes necessary, it could have a material effect on our consolidated financial statements.

Supplemental balance sheet information related to deferred tax assets is as follows:

	As of March 31,2021
(In thousands)	Deferred Tax Assets	Valuation Allowance	Deferred Tax Assets, net
Domestic	$46,479	$(46,479)	$—
International	11,473	(2,025)	9,448
Total	$57,952	$(48,504)	$9,448

	As of December 31, 2020
(In thousands)	Deferred Tax Assets	Valuation Allowance	Deferred Tax Assets, net
Domestic	$43,791	$(43,791)	$—
International	11,896	(2,027)	9,869
Total	$55,687	$(45,818)	$9,869

5. PENSION BENEFIT PLAN

The following table summarizes the components of net periodic pension cost related to a defined benefit pension plan covering employees in certain foreign countries:

	For the Three Months Ended
	March 31,
(In thousands)	2021	2020
Service cost	$314	$310
Interest cost	87	108
Expected return on plan assets	(471)	(410)
Amortization of actuarial losses	278	237
Net periodic pension cost	$208	$245

The components of net periodic pension cost, other than the service cost component, are included in other income (expense), net in the Condensed Consolidated Statements of Income (Loss). Service cost is included in cost of revenue, selling, general and administrative expenses and research and development expenses in the Condensed Consolidated Statements of Income (Loss).

6. STOCK-BASED COMPENSATION

The following table summarizes stock-based compensation expense related to stock options, performance stock units (“PSUs”), restricted stock units (“RSUs”) and restricted stock:

	For the Three Months Ended
	March 31,
(In thousands)	2021	2020
Stock-based compensation expense included in cost of revenue	$131	$115
Selling, general and administrative expense	1,098	1,075
Research and development expense	578	601
Stock-based compensation expense included in operating expenses	1,676	1,676
Total stock-based compensation expense	1,807	1,791
Tax benefit for expense associated with stock options, PSUs, RSUs and restricted stock	(431)	(427)
Total stock-based compensation expense, net of tax	$1,376	$1,364

PSUs, RSUs and Restricted Stock

The following table summarizes PSUs, RSUs and restricted stock outstanding as of December 31, 2020 and March 31, 2021 and the changes that occurred during the three months ended March 31, 2021:

	Number of Shares (in thousands)	Weighted Avg. Grant Date Fair Value (per share)
Unvested PSUs, RSUs and restricted stock outstanding, December 31, 2020	1,846	$11.49
PSUs, RSUs and restricted stock granted	354	$16.72
PSUs, RSUs and restricted stock vested	(11)	$11.88
PSUs, RSUs and restricted stock forfeited	(34)	$11.48
Unvested PSUs, RSUs and restricted stock outstanding, March 31, 2021	2,155	$12.40

During the three months ended March 31, 2021 and 2020, the Company granted 0.3 million performance-based PSUs to its executive officers and certain employees. The grant-date fair value of these performance-based awards was based on the closing price of the Company’s stock on the date of grant. These awards vest over a two-year and three-year period, respectively, subject to the grantee’s continued employment, with the ability to earn shares in a range of 0% to 142.8% of the awarded number of PSUs based on the achievement of defined performance targets. Equity-based compensation expense with respect to these awards will be adjusted over the vesting period to reflect the probability of achievement of performance targets defined in the award agreements.

The fair value of RSUs and restricted stock is equal to the closing price of our stock on the grant date. The fair value of PSUs with market conditions is calculated using a Monte Carlo simulation valuation method.

As of March 31, 2021, total unrecognized compensation expense related to non-vested market-based PSUs, RSUs and restricted stock was approximately $15.2 million, which will be recognized over the remaining weighted-average period of 2.6 years. In addition, there was $5.3 million of unrecognized compensation expense related to unvested 2020 and 2021 performance-based PSUs, which will be recognized over the remaining requisite service period of 1.7 years if achievement of the performance obligation becomes probable. Unrecognized compensation expense will be adjusted for actual forfeitures.

As of March 31, 2021, 3.4 million shares were available for issuance under shareholder-approved equity plans.

Stock Options

The following table summarizes stock options outstanding as of December 31, 2020 and March 31, 2021 and the changes that occurred during the three months ended March 31, 2021:

	Number of Stock Options (in thousands)	Weighted Avg. Exercise Price (per share)	Weighted Avg. Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Stock options outstanding, December 31, 2020	2,718	$21.17	2.9	$—
Stock options exercised	(80)	$15.64		$167
Stock options forfeited / expired	(92)	$21.55		$—
Stock options outstanding, March 31, 2021	2,546	$21.32	2.6	$779
Stock options exercisable, March 31, 2021	2,546	$21.32	2.6	$779

As of March 31, 2021, there was no unrecognized compensation expense related to non-vested stock options.

There were no stock options granted during the three months ended March 31, 2021 and 2020. All of the options were previously issued at exercise prices that approximated fair market value at the date of grant.

The aggregate intrinsic value of stock options represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2021. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock and was $0.8 million as of March 31, 2021. The total pre-tax intrinsic value of options exercised during the three months ended March 31, 2021 was $0.2 million.

7. INVESTMENTS

Debt Securities and Other Investments

The following debt securities and other investments were included on the Condensed Consolidated Balance Sheets and recorded at fair value:

	As of March 31,2021
	Amortized	Gross Unrealized		Fair
(In thousands)	Cost	Gains	Losses	Value
Corporate bonds	$14,176	$68	$(13)	$14,231
Municipal fixed-rate bonds	2,600	25	—	2,625
Asset-backed bonds	5,772	42	(2)	5,812
Mortgage/Agency-backed bonds	11,775	92	(22)	11,845
U.S. government bonds	9,704	66	(1)	9,769
Foreign government bonds	1,331	3	(2)	1,332
Other	533	—	—	533
Available-for-sale debt securities held at fair value	$45,891	$296	$(40)	$46,147

	As of December 31, 2020
	Amortized	Gross Unrealized		Fair
(In thousands)	Cost	Gains	Losses	Value
Corporate bonds	$11,762	$123	$—	$11,885
Municipal fixed-rate bonds	2,854	30	—	2,884
Asset-backed bonds	6,634	74	—	6,708
Mortgage/Agency-backed bonds	11,536	114	(6)	11,644
U.S. government bonds	9,763	112	—	9,875
Foreign government bonds	1,334	4	(1)	1,337
Commercial Paper	250	—	—	250
Other	533	—	—	533
Available-for-sale debt securities held at fair value	$44,666	$457	$(7)	$45,116

The contractual maturities related to debt securities and other investments were as follows:

	As of March 31,2021
(In thousands)	Corporate bonds	Municipal fixed-rate bonds	Asset- backed bonds	Mortgage / Agency- backed bonds	U.S. government bonds	Foreign government bonds	Other
Less than one year	$1,323	$357	$16	$296	$1,282	$75	$533
One to two years	3,758	1,130	13	2,090	6,831	460	—
Two to three years	7,509	1,138	272	1,740	1,656	497	—
Three to five years	1,641	—	3,445	175	—	300	—
Five to ten years	—	—	1,143	2,457	—	—	—
More than ten years	—	—	923	5,087	—	—	—
Total	$14,231	$2,625	$5,812	$11,845	$9,769	$1,332	$533

Actual maturities may differ from contractual maturities as some borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Realized gains and losses on sales of debt securities are computed under the specific identification method. The following table presents gross realized gains and losses related to debt securities:

	Three Months Ended
	March 31,
(In thousands)	2021	2020
Gross realized gains on debt securities	$87	$43
Gross realized losses on debt securities	(16)	(20)
Total gain recognized, net	$71	$23

The Company’s investment policy provides limitations for issuer concentration, which limits, at the time of purchase, the concentration in any one issuer to 5% of the market value of the total investment portfolio. The Company did not purchase any available-for-sale debt security with credit deterioration during the three months ended March 31, 2021.

Marketable Equity Securities

Our marketable equity securities consist of publicly traded stock, funds and certain other investments measured at fair value or cost (where appropriate).

In March 2019, an outstanding note receivable of $4.3 million was repaid and reissued to the Company in the form of debt and equity. Of the outstanding $4.3 million, $3.4 million was issued as an equity investment. The Company elected to record this equity investment that does not have a readily determinable fair value using the measurement alternative. Under the measurement alternative, equity investments that do not have a readily determinable fair value can be recorded at cost less impairment, if any, adjusted for observable price changes for an identical or similar investment. During the year ended December 31, 2020, impairment charges totaling $2.6 million were recorded related to this equity investment, which was included in net investment gain (loss) on the Condensed Consolidated Statement of Income (Loss). As a result, the carrying value of this investment was $0.8 million as of March 31, 2021 and December 31, 2020. The remaining amount, $0.9 million of the original $4.3 million note receivable, was reissued as a new note receivable, which is included in long-term investments on the Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020. No impairment charge was recognized related to the note receivable, as it is a secured loan.

Realized and unrealized gains and losses related to marketable equity securities were as follows:

	Three Months Ended
	March 31,
(In thousands)	2021	2020
Realized gains (losses) on equity securities sold	$24	$(2,436)
Unrealized gains (losses) on equity securities held	901	(8,464)
Total gain (loss) recognized, net	$925	$(10,900)

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

The Company’s cash equivalents and investments held at fair value are categorized into this hierarchy as follows:

		Fair Value Measurements as of March 31, 2021 Using
(In thousands)	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$889	$889	$—	$—
Available-for-sale debt securities
Corporate bonds	14,231	—	14,231	—
Municipal fixed-rate bonds	2,625	—	2,625	—
Asset-backed bonds	5,812	—	5,812	—
Mortgage/Agency-backed bonds	11,845	—	11,845	—
U.S. government bonds	9,769	9,769	—	—
Foreign government bonds	1,332	—	1,332	—
Other	533	—	—	533
Marketable equity securities
Marketable equity securities – various industries	11,544	11,544	—	—
Deferred compensation plan assets	24,364	24,364	—	—
Other investments	1,400	1,400	—	—
Total	$84,344	$47,966	$35,845	$533

		Fair Value Measurements as of December 31, 2020 Using
(In thousands)	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$497	$497	$—	$—
U.S. government bonds	350	350	—	—
Available-for-sale debt securities
Corporate bonds	11,885	—	11,885	—
Municipal fixed-rate bonds	2,884	—	2,884	—
Asset-backed bonds	6,708	—	6,708	—
Mortgage/Agency-backed bonds	11,644	—	11,644	—
U.S. government bonds	9,875	9,875	—	—
Foreign government bonds	1,337	—	1,337	—
Commercial paper	250	—	250	—
Other	533	—	—	533
Marketable equity securities
Marketable equity securities – various industries	10,963	10,963	—	—
Deferred compensation plan assets	23,891	23,891	—	—
Other investments	1,400	1,400	—	—
Total	$82,217	$46,976	$34,708	$533

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

8. INVENTORY

Inventory consisted of the following:

	As of March 31,	As of December 31,
(In thousands)	2021	2020
Raw materials	$47,980	$47,026
Work in process	1,820	776
Finished goods	73,062	77,655
Total inventory, net	$122,862	$125,457

Inventory reserves are established for estimated excess and obsolete inventory equal to the difference between the cost of the inventory and the estimated net realizable value of the inventory based on estimated reserve percentages, which consider historical usage, known trends, inventory age and market conditions. As of March 31, 2021 and December 31, 2020, inventory reserves were $41.7 million and $39.6 million, respectively.

9. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	As of March 31,	As of December 31,
(In thousands)	2021	2020
Land	$4,575	$4,575
Building and land improvements	35,154	35,142
Building	68,167	68,169
Furniture and fixtures	19,946	19,965
Computer hardware and software	70,889	70,942
Engineering and other equipment	133,065	132,920
Total property, plant and equipment	331,796	331,713
Less: accumulated depreciation	(271,639)	(269,314)
Total property, plant and equipment, net	$60,157	$62,399

Long-lived assets used in operations are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and the undiscounted cash flows estimated to be generated by the asset are less than the asset’s carrying value. Due to the current economic environment, particularly related to COVID-19, the Company assessed impairment triggers related to long-lived assets during the first quarter of 2021. Based on this assessment, no triggers occurred to require the performance of an impairment test, and no impairment losses of long-lived assets were recorded.

Depreciation expense was $3.1 million and $3.0 million for the three months ended March 31, 2021 and 2020, respectively, which is recorded in cost of revenue, selling, general and administrative expenses and research and development expenses in the Condensed Consolidated Statements of Income (Loss).

10. GOODWILL

Goodwill was $7.0 million as of March 31, 2021 and December 31, 2020, of which $6.6 million and $0.4 million was allocated to our Network Solutions and Services & Support reportable segments, respectively.

The Company evaluates the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that could more likely than not reduce the fair value of the reporting unit below its carrying amount. Qualitative factors are assessed to determine whether the fair value of the reporting unit to which the goodwill is assigned is less than its carrying amount and an impairment charge is recognized for the amount by which the carrying value exceeds the fair value of the reporting unit. Due to the current economic environment, particularly related to COVID-19, the Company performed a triggering event assessment during the first quarters of 2021 and 2020, in which no triggers were identified. Therefore, no interim impairment test of goodwill was performed as of March 31, 2021 and 2020 and no impairment of goodwill was recorded during the three months ended March 31, 2021 or 2020.

11. INTANGIBLE ASSETS

Intangible assets consisted of the following:

	As of March 31, 2021			As of December 31, 2020
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$20,934	$(8,451)	$12,483	$21,123	$(8,055)	$13,068
Developed technology	8,200	(2,830)	5,370	8,200	(2,546)	5,654
Licensed technology	5,900	(1,994)	3,906	5,900	(1,830)	4,070
Supplier relationships	—	—	—	2,800	(2,800)	—
Licensing agreements	560	(170)	390	560	(152)	408
Patents	500	(312)	188	500	(294)	206
Trade names	210	(163)	47	210	(146)	64
Total	$36,304	$(13,920)	$22,384	$39,293	$(15,823)	$23,470

The Company evaluates the carrying value of intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and the undiscounted cash flows estimated to be generated by the asset are less than the asset’s carrying value. Due to the current economic environment, particularly related to COVID-19, the Company assessed impairment triggers related to intangible assets during the first quarter of 2021 and 2020. Based on this assessment, no triggers occurred to require the performance of an impairment test, and no impairment losses of intangible assets were recorded for the three months ended March 31, 2021 or 2020.

Amortization expense was $1.0 million and $1.3 million for the three months ended March 31, 2021 and 2020, respectively, and was included in cost of revenue, selling, general and administrative expenses and research and development expenses in the Condensed Consolidated Statements of Income (Loss).

Estimated future amortization expense of intangible assets was as follows:

(In thousands)	As of March 31, 2021
2021	$3,067
2022	3,482
2023	3,330
2024	3,236
2025	3,028
Thereafter	6,241
Total	$22,384

12. LEASES

Net Investment in Sales-Type Leases

We are the lessor in sales-type lease arrangements for network equipment, which consisted of the following:

(In thousands)	As of March 31, 2021	As of December 31, 2020
Current minimum lease payments receivable(1)	$560	$702
Non-current minimum lease payments receivable(2)	262	347
Total minimum lease payments receivable	822	1,049
Less: Current unearned revenue	164	218
Less: Non-current unearned revenue	33	50
Net investment in sales-type leases	$625	$781

    (1)Included in other receivables on the Condensed Consolidated Balance Sheets.
     (2)Included in other assets on the Condensed Consolidated Balance Sheets.

13. REVOLVING CREDIT AGREEMENT

On November 4, 2020, the Company, as borrower, entered into a Revolving Credit and Security Agreement and related Promissory Note (together, the “Revolving Credit Agreement”) with Cadence Bank, N.A., as lender (the “Lender”). The Revolving Credit Agreement provides the Company with a new $10.0 million secured revolving credit facility. Loans under the Revolving Credit Agreement will bear interest at a rate equal to 1.50% over the screen rate as obtained by Reuter’s, Bloomberg  or  another  commercially  available  source  as  may  be  designated  by  the  Lender  from  time  to  time;  provided,  however,  that  in  no  event  shall  the applicable rate of interest under the Revolving Credit Agreement be less than 1.50% per annum. Such loans are secured by all of the cash, securities, securities entitlements  and  investment  property  in  a  certain  bank  account,  as  outlined  in  the  Revolving  Credit  Agreement,  at  a  maximum  loan-to-value  ratio  of  75% determined by dividing the full commitment amount under the Revolving Credit Agreement on the date of testing, determined by the Lender each fiscal quarter, by the market value of the collateral. The Revolving Credit Agreement matures on November 4, 2021, subject to earlier termination upon the occurrence of certain events of default. The Company had not made any draws under the Revolving Credit Agreement as of March 31, 2021.

14. ALABAMA STATE INDUSTRIAL DEVELOPMENT AUTHORITY FINANCING AND ECONOMIC INCENTIVES

In conjunction with the 1995 expansion of our Huntsville, Alabama facility, we were approved for participation in an incentive program offered by the State of Alabama Industrial Development Authority (the “Authority”). Pursuant to the program, in January 1995, the Authority issued $20.0 million of its taxable revenue bonds (the “Taxable Revenue Bonds”) and loaned the proceeds from the sale of the Taxable Revenue Bonds to the Company. Further advances on the Taxable Revenue Bonds were made by the Authority, bringing the total amount to $50.0 million. The Taxable Revenue Bonds bore interest, payable monthly with an interest rate of 2% per annum. The Taxable Revenue Bonds aggregate principal amount of $24.6 million matured on January 1, 2020 and was repaid in full on January 2, 2020, using the funds held in a certificate of deposit by the Company.

15. STOCKHOLDERS’ EQUITY

Stock Repurchase Program

Since 1997, the Company’s Board of Directors has approved multiple share repurchase programs that have authorized repurchases of its common stock, which are implemented through open market or private purchases from time to time as conditions warrant. During the three months ended March 31, 2021 and 2020, we did not repurchase any shares of our common stock. As of March 31, 2021, we had the authority to purchase an additional 2.5 million shares of our common stock under the current authorization of up to 5.0 million shares.

Other Comprehensive Loss

The following tables present the changes in accumulated other comprehensive loss, net of tax, by component:

	Three Months Ended March 31, 2021
(In thousands)	Unrealized Gains (Losses) on Available- for-Sale Securities	Defined Benefit Plan Adjustments	Foreign Currency Adjustments	ASU 2018-02 Adoption	Total
As of December 31, 2020	$32	$(9,621)	$(2,435)	$385	$(11,639)
Other comprehensive loss before reclassifications	(57)	—	(1,863)	—	(1,920)
Amounts reclassified from accumulated other comprehensive income (loss)	(135)	99	—	—	(36)
Net current period other comprehensive income (loss)	(192)	99	(1,863)	—	(1,956)
As of March 31, 2021	$(160)	$(9,522)	$(4,298)	$385	$(13,595)

	Three Months Ended March 31, 2020
(In thousands)	Unrealized Gains (Losses) on Available- for-Sale Securities	Defined Benefit Plan Adjustments	Foreign Currency Adjustments	ASU 2018-02 Adoption	Total
As of December 31, 2019	$(284)	$(9,226)	$(7,292)	$385	$(16,417)
Other comprehensive income (loss) before reclassifications	(931)	—	(1,650)	—	(2,581)
Amounts reclassified from accumulated other comprehensive income (loss)	1,048	141	—	—	1,189
Net current period other comprehensive income (loss)	117	141	(1,650)	—	(1,392)
As of March 31, 2020	$(167)	$(9,085)	$(8,942)	$385	$(17,809)

The following tables present the details of reclassifications out of accumulated other comprehensive loss:

	Three Months Ended March 31, 2021
(In thousands)	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Statement Where Net Income Is Presented
Unrealized gains (losses) on available-for-sale securities:
Net realized gains on sales of securities	$178	Net investment gain (loss)
Defined benefit plan adjustments – actuarial losses	(143)	(1)
Total reclassifications for the period, before tax	35
Tax benefit	1
Total reclassifications for the period, net of tax	$36
(1)	Included in the computation of net periodic pension cost. See Note 5.

	Three Months Ended March 31, 2020
(In thousands)	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Statement Where Net Income Is Presented
Unrealized gains (losses) on available-for-sale securities:
Net realized losses on sales of securities	$(1,416)	Net investment gain (loss)
Defined benefit plan adjustments – actuarial losses	(204)	(1)
Total reclassifications for the period, before tax	(1,620)
Tax benefit	431
Total reclassifications for the period, net of tax	$(1,189)
(1)	Included in the computation of net periodic pension cost. See Note 5.

The following table presents the tax effects related to the change in each component of other comprehensive loss:

	Three Months Ended			Three Months Ended
	March 31, 2021			March 31, 2020
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Unrealized loss on available-for-sale securities	$(75)	$18	$(57)	$(1,258)	$327	$(931)
Reclassification adjustment for amounts related to available-for-sale investments included in net income (loss)	(178)	43	(135)	1,416	(368)	1,048
Reclassification adjustment for amounts related to defined benefit plan adjustments included in net income (loss)	143	(44)	99	204	(63)	141
Foreign currency translation adjustment	(1,863)	—	(1,863)	(1,650)	—	(1,650)
Total Other Comprehensive Loss	$(1,973)	$17	$(1,956)	$(1,288)	$(104)	$(1,392)

16. EARNINGS (LOSS) PER SHARE

A summary of the calculation of basic and diluted earnings (loss) per share is as follows:

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2021	2020
Numerator
Net income (loss)	$896	$(9,969)
Denominator
Weighted average number of shares – basic	48,336	47,957
Effect of dilutive securities
Stock options	56	—
PSUs, RSUs and restricted stock	612	—
Weighted average number of shares – diluted	49,004	47,957
Earnings (loss) per share – basic	$0.02	$(0.21)
Earnings (loss) per share – diluted	$0.02	$(0.21)

For the three months ended March 31, 2021 and 2020, 0.7 million and 5.9 million stock options, respectively, were outstanding but were not included in the computation of diluted earnings per share. These stock options were excluded because their exercise prices were greater than the average market price of the common shares during the quarter, therefore making them anti-dilutive under the treasury stock method.

For the three months ended March 31, 2021 and 2020, one thousand and 0.4 million shares, respectively, of unvested PSUs, RSUs and restricted stock were excluded from the calculation of diluted earnings per share due to their anti-dilutive effect.

17. SEGMENT INFORMATION

The Company’s chief operating decision maker regularly reviews the Company’s financial performance based on two reportable segments: (1) Network Solutions and (2) Services & Support. Network Solutions includes hardware and software products and next-generation virtualized solutions used in service provider or business networks, as well as prior-generation products. Services & Support includes a portfolio of maintenance, network installation and solution integration services, which include hosted cloud services and subscription services.

The performance of these segments is evaluated based on gross profit; therefore, selling, general and administrative expenses, research and development expenses, interest and dividend income, interest expense, net investment gain (loss), other income (expense) and income tax (expense) benefit are reported on a company-wide basis only. There is no inter-segment revenue. Asset information by reportable segment is not produced and, therefore, is not reported.

The following table presents information about the revenue and gross profit of our reportable segments:

	Three Months Ended March 31,
	2021		2020
(In thousands)	Revenue	Gross Profit	Revenue	Gross Profit
Network Solutions	$113,809	$48,808	$97,372	$45,746
Services & Support	13,724	4,793	17,151	5,854
Total Revenue	$127,533	$53,601	$114,523	$51,600

Revenue by Category

In addition to our reporting segments, revenue is also reported for the following three categories – (1) Access & Aggregation, (2) Subscriber Solutions & Experience and (3) Traditional & Other Products.

The table below presents revenue information by category:

	Three Months Ended
	March 31,
(In thousands)	2021	2020
Access & Aggregation	$69,074	$65,966
Subscriber Solutions & Experience	54,569	42,179
Traditional & Other Products	3,890	6,378
Total Revenue	$127,533	$114,523

Revenue by Geographic Area

The following table presents revenue information by geographic area:

	Three Months Ended
	March 31,
(In thousands)	2021	2020
United States	$86,485	$78,991
International	41,048	35,532
Total Revenue	$127,533	$114,523

18. LIABILITY FOR WARRANTY RETURNS

Our products generally include warranties of 90 days to five years for product defects. We accrue for warranty returns at the time of product shipment based on our historical return rate and estimate of the cost to repair or replace the defective products. We engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers. The increasing complexity of our products may cause warranty incidences, when they arise, to be more costly. Estimates regarding future warranty obligations may change due to product failure rates, material usage and other rework costs incurred in correcting a product failure. In addition, from time to time, specific warranty accruals may be recorded if unforeseen problems arise. Should our actual experience relative to these factors be worse than our estimates, we will be required to record additional warranty expense. The liability for warranty obligations totaled $6.5 million and $7.1 million as of March 31, 2021 and December 31, 2020, respectively, and is included in accrued expenses and other liabilities in the Condensed Consolidated Balance Sheets. During the three months ended March 31, 2021, we had a reversal of prior provisions related to warranty expirations, the impact of which is reflected in the table below.

A reconciliation of warranty expense and related write-off activity is as follows:

	Three Months Ended
	March 31,
(In thousands)	2021	2020
Balance at beginning of period	$7,146	$8,394
Plus: Amounts charged to cost and expenses	(231)	(55)
Less: Deductions	(443)	(704)
Balance at end of period	$6,472	$7,635

19. COMMITMENTS AND CONTINGENCIES

Securities Class Action Lawsuit

On March 31, 2021, the U.S. District for the Northern District of Alabama dismissed without prejudice a purported stockholder class action lawsuit, captioned Burbridge v. ADTRAN, Inc. et al, Docket No. 19-cv-09619 originally filed on October 17, 2019. This matter has been fully resolved by agreement among the parties, with no further action to be taken by the plaintiffs and each party bearing its own costs.

Shareholder Derivative Lawsuit

On March 31, 2020, a shareholder derivative suit, captioned Johnson (Derivatively on behalf of ADTRAN) v. T. Stanton, M. Foliano, R. Shannon, and Board of Directors, case no. 5:20-cv-00447, was filed in the U.S. District Court of Northern Alabama against two of the Company’s current executive officers, one of its former executive officers and its Board of Directors. The derivative suit, which is purportedly brought on behalf of ADTRAN, claims that the defendants made materially false and misleading statements regarding, and/or failed to disclose  material  adverse  facts  about,  the  Company’s  business,  operations  and  prospects,  specifically  relating  to  the  Company’s  internal  control  over  financial reporting, excess and obsolete inventory reserves, financial results and demand from certain customers. These are similar allegations as the shareholder class action that was dismissed without prejudice by the Court on March 31, 2021, and fully resolved by mutual agreement of the parties on May 3, 2021. The parties to the shareholder derivative suit agreed to a joint stipulation requesting a stay in the proceedings due to the resolution of the shareholder class action that remains in effect at least until May 19, 2021. The Company and its defendants disagree with the claims made in the complaint, and the defendants intend to vigorously defend against this lawsuit. At this time, we are unable to predict the outcome of or estimate the possible loss or range of loss, if any, associated with this lawsuit.

Other Legal Matters

In addition to the litigation described above, from time to time we are subject to or otherwise involved in various lawsuits, claims, investigations and legal proceedings that arise out of or are incidental to the conduct of our business (collectively, “Legal Matters”), including those relating to patent rights, employment matters, regulatory compliance matters, stockholder claims, and contractual and other commercial disputes. Such Legal Matters, even if not meritorious, could result in the expenditure of significant financial and managerial resources. Additionally, an unfavorable outcome in any legal matter, including in a patent dispute, could require the Company to pay damages, entitle claimants to other relief, such as royalties, or could prevent the Company from selling some of its products in certain jurisdictions. While the Company cannot predict with certainty the results of the Legal Matters in which it is currently involved, the Company does not expect that the ultimate outcome of such Legal Matters will individually or in the aggregate have a material adverse effect on its business, results of operations, financial condition or cash flows.

Performance Bonds

Certain contracts, customers and jurisdictions in which we do business require us to provide various guarantees of performance such as bid bonds, performance bonds and customs bonds. As of March 31, 2021 and December 31, 2020, we had commitments related to these bonds totaling $21.2 million and $15.2 million, respectively, which expire at various dates through August 2024. Although the triggering events vary from contract to contract, in general we would only be liable for the amount of these guarantees in the event of default under each contract, the probability of which we believe is remote.

In June 2020, the Company entered into a letter of credit with a bank to guarantee performance obligations under a contract with a certain customer. The obligations under this customer contract will be performed over multiple years. We reached the maximum value of our minimum collateral requirement of $15.0 million during the three months ended March 31, 2021 as the Company reached certain milestones through the first quarter of 2021 as outlined in the customer contract. The letter of credit was secured by a pledge of a portion of the Company’s fixed-income securities, which totaled $18.2 million as of March 31, 2021, of which $0.1 million is included in restricted cash and $18.1 million is included in long-term investments on the Condensed Consolidated Balance Sheet. This pledged collateral value will fluctuate as the Company changes the mix of the pledged collateral between restricted cash and investments. Any shortfalls in the minimum collateral value are required to be restored by the Company from available cash and cash equivalents, short-term investments and/or long-term investments. The collateral under the letter of credit will be released when all obligations under the customer contract have been met. As of March 31, 2021, the Company was in compliance with all contractual requirements under the letter of credit.

Investment Commitment

We have committed to invest up to an aggregate of $5.0 million in a private equity fund, of which $4.9 million has been applied as of March 31, 2021.

20. RESTRUCTURING

During the second half of 2019, the Company initiated a restructuring plan to realign its expense structure with the reduction in revenue experienced in recent years and overall Company objectives. As part of this restructuring plan, the Company announced plans to reduce its overall operating expenses, both in the U.S. and internationally. Management continued to assess the efficiency of operations during 2020 and 2021 and, in turn, consolidated locations and personnel, among other things, where possible.

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

The cumulative amount of restructuring expenses incurred as of March 31, 2021 for the restructuring plans was $12.5 million.

A reconciliation of the beginning and ending restructuring liability, which is included in accrued wages and benefits in the Consolidated Balance Sheets is as follows:

(In thousands)	As of March 31, 2021
Balance as of December 31, 2020	$4,186
Plus: Amounts charged to cost and expense	301
Less: Amounts paid	(2,410)
Balance as of March 31, 2021	$2,077

Restructuring expenses included in the Condensed Consolidated Statements of Income (Loss) were as follows:

	Three Months Ended
	March 31,
(In thousands)	2021	2020
Cost of revenue	15	34
Selling, general and administrative expenses	$142	$83
Research and development expenses	144	436
Total restructuring expenses	$301	$553

The following table represents the components of restructuring expense by geographic area were as follows:

	Three Months Ended
	March 31,
(In thousands)	2021	2020
Domestic	$209	$551
International	92	2
Total restructuring expenses	$301	$553

21. SUBSEQUENT EVENTS

On May 5, 2021, we announced that our Board of Directors declared a quarterly cash dividend of $0.09 per common share to be paid to the Company’s stockholders of record as of the close of business on May 20, 2021. The payment date will be June 3, 2021 in the aggregate amount of approximately $4.4 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and the related notes that appear in Part I, Item 1 of this document.  In addition, the following discussion should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2020, Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Part I, Item 1, Business, and Item 1A, Risk Factors, included in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 26, 2021 (the “2020 Form 10-K”).

This discussion is designed to provide the reader with information that will assist in understanding our condensed consolidated financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our condensed consolidated financial statements. See “Cautionary Note Regarding Forward-Looking Statements” on page 3 of this report for a description of important factors that could cause actual results to differ from expected results. See also Part 1, Item 1A, Risk Factors, of the 2020 Form 10‑K.

OVERVIEW

ADTRAN is a leading global provider of networking and communications platforms, systems and services focused on the broadband access market, serving a diverse domestic and international customer base in multiple countries that includes Tier-1, -2 and -3 service providers, alternative service providers, such as utilities, municipalities and fiber overbuilders, cable/MSOs, SMBs and distributed enterprises. Our innovative solutions and services enable voice, data, video and internet-communications across a variety of network infrastructures and are currently in use by millions worldwide. We support our customers through our direct global sales organization and our distribution networks. Our success depends upon our ability to increase unit volume and market share through the introduction of new products and succeeding generations of products having lower selling prices and increased functionality as compared to both the prior generation of a product and to the products of competitors. In order to service our customers and grow revenue, we are continually conducting research and development of new products addressing customer needs and testing those products for the specific requirements of the particular customers. We are focused on being a top global supplier of access infrastructure and related value-added solutions from the cloud edge to the subscriber edge. We offer a broad portfolio of flexible software and hardware network solutions and services that enable service providers to meet today’s service demands, while enabling them to transition to the fully-converged, scalable, highly-automated, cloud-controlled voice, data, internet and video network of the future. In addition to our corporate headquarters in Huntsville, Alabama, we have sales and research and development facilities in strategic global locations.

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

We ended the first quarter of 2021 with a year-over-year revenue increase of 11.4%, driven by increased shipments to regional service providers in the U.S., alternative network operators in Europe and initial sales to a European Tier-1 operator. During the first quarter of 2021, we had two 10% revenue customers, both of which were domestic distributors. Our year-over-year domestic revenue growth of 9.5% was driven by growth in both Tier-2 and Tier-3 carrier categories due to additional fiber access deployments in both access equipment and CPE as well as a certain U.S.-based MSO. Internationally, our revenue increased by 15.5% compared to the prior year period, primarily driven by access network builds in the Asia Pacific region, with a focus on Australia, increased shipments to alternative network operators in Europe and initial sales to a European Tier-1 operator. Additionally, fiber access continued to experience revenue growth, and, during the first quarter of 2021, we announced multiple long-term Tier-1 next-generation fiber access deals in Europe and the U.S., positioning us well for the next access network upgrade investment cycle.

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

Among our customers, we made progress with our fiber, fiber-extension, in-home service delivery platforms and cloud services while also continuing to engage in value-added service opportunities that we expect will contribute to sales over the remainder of 2021 and beyond. In addition, we believe that we are at the beginning of a significant investment cycle for fiber deployment and in-home Wi-Fi connectivity driven by technology advancements and regulatory influences. The transition to next-generation network architectures is beginning, and we are seeing demand for our next-generation fiber access and connected home solutions. In 2021, we anticipate that payments to service providers under government funding programs such as the FCC RDOF will begin.

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

Our operating results may also fluctuate as a result of a number of other factors, including a decline in general economic and market conditions, specifically the decline that has resulted from the COVID-19 pandemic, foreign currency exchange rate movements, increased competition, customer order patterns, changes in product and services mix, timing differences between price decreases and product cost reductions, product warranty returns, expediting costs, tariffs and announcements of new products by us or our competitors. Additionally, maintaining sufficient inventory levels to assure prompt delivery of our products increases the amount of inventory that may become obsolete and increases the risk that the obsolescence of this inventory may have an adverse effect on our business and operating results. Also, not maintaining sufficient inventory levels to assure prompt delivery of our products may cause us to incur expediting costs to meet customer delivery requirements, which may negatively impact our operating results in a given quarter. In recent years, the Company initiated restructuring plans to realign its expense structure with the reduction in revenue experienced and with overall Company objectives. Management assessed the efficiency of our operations and consolidated locations and personnel, among other things, and implemented certain cost savings initiatives, where possible. See Note 20 of the Notes to Condensed Consolidated Financial Statements included in Part 1, Item 1 of this report for additional information on this restructuring.

Our historical financial performance is not necessarily a meaningful indicator of future results, and in general, management expects that our financial results may vary from period to period. Factors that could materially affect our business, financial condition or operating results are included in Part I, Item 1A of the 2020 Form 10-K.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to our critical accounting policies and estimates from those disclosed in our 2020 Form 10-K.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 of the Notes to Condensed Consolidated Financial Statements included in Part 1, Item 1 of this report for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition, which is incorporated herein by reference.

RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH 31, 2021 COMPARED TO THREE MONTHS ENDED MARCH 31, 2020

The following table presents selected financial information derived from our Condensed Consolidated Statements of Income (Loss) expressed as a percentage of revenue for the periods indicated. Amounts may not foot due to rounding.

	Three Months Ended
	March 31,
	2021	2020
Revenue
Network Solutions	89.2%	85.0%
Services & Support	10.8	15.0
Total Revenue	100.0	100.0
Cost of Revenue
Network Solutions	51.0	45.1
Services & Support	7.0	9.9
Total Cost of Revenue	58.0	54.9
Gross Profit	42.0	45.1
Selling, general and administrative expenses	21.5	23.2
Research and development expenses	21.6	26.1
Asset impairments	—	—
Operating Loss	(1.0)	(4.3)
Interest and dividend income	0.2	0.3
Interest expense	—	—
Net investment gain (loss)	0.8	(9.5)
Other income, net	1.6	1.0
Income (Loss) Before Income Taxes	1.5	(12.5)
Income tax (expense) benefit	(0.8)	3.8
Net Income (Loss)	0.7%	(8.7)%

REVENUE

Our revenue increased 11.4% from $114.5 million for the three months ended March 31, 2020 to $127.5 million for the three months ended March 31, 2021. The increase in revenue for the three months ended March 31, 2021 was primarily attributable to a $12.4 million increase in Subscriber Solutions & Experience revenue and a $3.1 million increase in Access & Aggregation revenue partially offset by a $2.5 million decrease in revenue of our Traditional & Other Products.

Network Solutions segment revenue increased 16.9% from $97.4 million for the three months ended March 31, 2020 to $113.8 million for the three months ended March 31, 2021. The increase in revenue for the three months ended March 31, 2021 was due primarily to sales of Subscriber Solutions & Experience and Access & Aggregation products. The increase in Subscriber Solutions & Experience revenue for the three months ended March 31, 2021 was primarily attributable to increased volume of network termination and Fiber CPE. The increase in the Access & Aggregation category for the three months ended March 31, 2021 was due to increased volume of fiber access and residential gateways. While we expect that revenue from Traditional & Other Products will decline over time, this revenue may fluctuate and continue for years because of the time required for our customers to transition to newer technologies.

Services & Support segment revenue decreased 20.0% from $17.2 million for the three months ended March 31, 2020 to $13.7 million for the three months ended March 31, 2021. The decrease in revenue for the three months ended March 31, 2021 was primarily attributable to a decrease in network planning and implementation services for Access & Aggregation products.

International revenue, which are included in the amounts for both the Network Solutions and Services & Support segments discussed above, increased 15.5% from $35.5 million for the three months ended March 31, 2020 to $41.0 million for the three months ended March 31, 2021. International revenue, as a percentage of total revenue, increased from 31.0% for the three months ended March 31, 2020 to 32.2% for the three months ended March 31, 2021. The increase in revenue for the three months ended March 31, 2021, was primarily driven by access network builds in the Asia Pacific region, with a focus on Australia, increased shipments to alternative network operators in Europe and initial sales to a European Tier-1 operator.

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

COST OF REVENUE

As a percentage of revenue, cost of revenue increased from 54.9% for the three months ended March 31, 2020 to 58.0% for the three months ended March 31, 2021. The increase was primarily attributable to changes in customer and product mix, a regional revenue shift and the negative impact of supply constraints.

Network Solutions cost of revenue, as a percentage of that segment’s revenue, increased from 53.0% for the three months ended March 31, 2020 to 57.1% for the three months ended March 31, 2021. The increase in cost of revenue as a percentage of revenue for the three months ended March 31, 2021 was primarily attributable to changes in customer and product mix, a regional revenue shift and the negative impact of supply constraints.

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

Services & Support cost of revenue, as a percentage of that segment’s revenue, decreased slightly from 65.9% for the three months ended March 31, 2020 to 65.1% for the three months ended March 31, 2021. The decrease in cost of revenue as a percentage of revenue for the three months ended March 31, 2021 was primarily attributable to customer mix and changes in services and support mix.

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

As our network planning and implementation revenue grew to become a larger component of our Services & Support segment business, our Services & Support segment gross margins decreased versus those reported when maintenance and support comprised the majority of the business. Further, because the growth in our network planning and implementation services has resulted in our Services & Support segment revenue comprising a larger percentage of our overall revenue, and because our Services & Support segment gross margins are generally below those of the Network Solutions segment, our overall corporate gross margins have declined as that business has continued to grow. Within the Services & Support segment, we do expect variability in gross margins from quarter-to-quarter based on the mix of the services recognized.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

As a percentage of revenue, selling, general and administrative expenses decreased from 23.2% for the three months ended March 31, 2020 to 21.5% for the three months ended March 31, 2021. Selling, general and administrative expenses as a percentage of revenue will generally fluctuate whenever there is a significant fluctuation in revenue for the periods being compared.

Selling, general and administrative expenses increased 3.1% from $26.6 million for the three months ended March 31, 2020 to $27.4 million for the three months ended March 31, 2021. The increase in selling, general and administrative expenses for the three months ended March 31, 2021 was primarily attributable to increased deferred compensation related costs, partially offset by decreases in travel related expense and the capitalization of certain costs related to our ongoing enterprise resource planning implementation project.

RESEARCH AND DEVELOPMENT EXPENSES

As a percentage of revenue, research and development expenses decreased from 26.1% for the three months ended March 31, 2020 to 21.6% for the three months ended March 31, 2021. Research and development expenses as a percentage of revenue will fluctuate whenever there are incremental product development activities or significant fluctuations in revenue for the periods being compared as these costs are relatively fixed in the short term.

Research and development expenses decreased 7.9% from $29.9 million for the three months ended March 31, 2020 to $27.5 million for the three months ended March 31, 2021. The decrease in research and development expenses for the three months ended March 31, 2021 was primarily attributable to lower personnel costs which were mainly the result of our restructuring programs, lower travel related costs and lower project related expenses, partially offset by increased contract services.

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

ASSET IMPAIRMENTS

Asset impairments, which were $0.1 million for the three months ended March 31, 2020, related to the abandonment of certain information technology projects in which we had previously capitalized costs. There were no asset impairments recognized during the three months ended March 31, 2021.

INTEREST AND DIVIDEND INCOME

Interest and dividend income decreased 18.5% from $0.4 million for the three months ended March 31, 2020 to $0.3 million for the three months ended March 31, 2021. The decrease in interest and dividend income was primarily attributable to a decrease in the rate of return on our investments due to lower interest rates.

INTEREST EXPENSE

Interest expense was less than $0.1 million for each of the three months ended March 31, 2021 and 2020. Interest expense during the first quarter of 2021 was primarily related to our Revolving Credit Agreement that we entered into during the fourth quarter of 2020.  Interest expect during the first quarter of 2020 was primarily related to certain taxable revenue bonds.

NET INVESTMENT GAIN (LOSS)

We recognized a net investment loss of $10.9 million for the three months ended March 31, 2020 and a net investment gain of $1.0 million for the three months ended March 31, 2021. The fluctuations in our net investments were primarily attributable to changes in the fair value of our securities recognized during the period. We expect that any future market volatility, whether from COVID-19 or other factors, will result in continued volatility in our investment portfolio. See Note 7 of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report, and “Investing Activities” in “Liquidity and Capital Resources” below for additional information.

OTHER INCOME, NET

Other income, net which consisted mainly of gains and losses on foreign currency transactions, increased from income of $1.1 million for the three months ended March 31, 2020 to income of $2.0 million for the three months ended March 31, 2021.

INCOME TAX EXPENSE (BENEFIT)

Our effective tax rate increased from a benefit of 30.5% for the three months ended March 31, 2020 to an expense of 53.9% for the three months ended March 31, 2021. The increase in the effective tax rate was primarily driven by a tax benefit of $7.4 million recognized during the three months March 31, 2020 as a result of the enactment of the CARES Act in March 2020. See Note 4 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for additional information.

NET INCOME (LOSS)

As a result of the above factors, net income (loss) increased from a net loss of $10.0 million for the three months ended March 31, 2020 to net income of $0.9 million for the three months ended March 31, 2021.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

We have historically financed, and we currently expect to continue to finance, our ongoing business with existing cash, investments and cash flow from operations. We have used, and expect to continue to use, existing cash, investments and cash generated from operations for working capital, business acquisitions, purchases of treasury stock, shareholder dividends and other general corporate purposes, including product development activities to enhance our existing products and develop new products, expansion of our sales and marketing activities, and capital expenditures. We believe our cash and cash equivalents, investments and cash generated from operations to be adequate to meet our operating and capital needs for at least the next 12 months.

As of March 31, 2021, cash on hand was $63.8 million and short-term investments were $4.1 million, which resulted in available short-term liquidity of $67.9 million, of which $51.0 million was held by our foreign subsidiaries. As of December 31, 2020, cash on hand was $60.2 million and short-term investments were $3.1 million, which resulted in available short-term liquidity of $63.3 million, of which $49.7 million was held by our foreign subsidiaries.

During the fourth quarter of 2020, the Company entered into a Revolving Credit and Security Agreement and related Promissory Note (together, the “Revolving Credit Agreement”) with Cadence Bank, N.A., as lender (the “Lender”). The Revolving Credit Agreement provides the Company with a new $10.0 million secured revolving credit facility. Loans under the Revolving Credit Agreement will bear interest at a rate equal to 1.50% over the screen rate as obtained by Reuter’s, Bloomberg or another commercially available source as may be designated by the Lender from time to time; provided, however, that in no event shall the applicable rate of interest under the Revolving Credit Agreement be less than 1.50% per annum. Such loans are secured by all of the cash, securities, securities entitlements and investment property in a certain bank account, as outlined in the Revolving Credit Agreement, at a maximum loan-to-value ratio of 75% determined by dividing the full commitment amount under the Revolving Credit Agreement on the date of testing, determined by the Lender each fiscal quarter, by the market value of the collateral. Based on the market value of the collateral at March 31, 2021, the Company had approximately $10.0 million of loan availability under the revolving credit facility as of such date. The Revolving Credit Agreement matures on November 4, 2021, subject to earlier termination upon the occurrence of certain events of default. The Company entered into the Revolving Credit Agreement in order to increase the flexibility and management of its short-term liquidity. To date, the Company has not made any draws under the Revolving Credit Agreement. The Company agreed to certain negative covenants that are customary for credit arrangements of this type, including, among other things, restrictions on the Company’s ability to enter into mergers, acquisitions or other business combination transactions, grant liens or suffer a material adverse change in the condition or affairs (financial or otherwise) of the Company, which negative covenants are subject to certain exceptions. The Company must be in compliance with all covenants to be able to draw on the line of credit. As of March 31, 2021, the Company was in compliance with all covenants.

Operating Activities

Our working capital, defined as current assets less current liabilities, decreased 0.5% from $223.2 million as of December 31, 2020 to $222.2 million as of March 31, 2021, and our current ratio, defined as current assets divided by current liabilities, decreased from 3.37 as of December 31, 2020 to 3.18 as of March 31, 2021. The decrease in our working capital and current ratio were primarily attributable to an increase in accounts payable and decrease in inventory, partially offset by increases in accounts receivable, cash and cash equivalents and other receivables. The quick ratio, defined as cash, cash equivalents, short-term investments, and net accounts receivable, divided by current liabilities, decreased from 1.72 as of December 31, 2020 to 1.67 as of March 31, 2021. The decrease in the quick ratio was primarily attributable to an increase in accounts payable, partially offset by increases in accounts receivable, cash and cash equivalents and other receivables.

Net accounts receivable increased 4.4% from $98.8 million as of December 31, 2020 to $103.2 million as of March 31, 2021. The increase in net accounts receivable was due to an increase in sales volume and timing of shipments within the quarter. Quarterly accounts receivable DSO increased from 70 days as of December 31, 2020 to 73 days as of March 31, 2021. The increase in DSO was due to the timing of product shipments and customer mix.

Other receivables increased 5.3% from $21.5 million as of December 31, 2020 to $22.7 million as of March 31, 2021. The increase in other receivables was primarily attributable to an increase in contract manufacturer purchases and contract assets partially offset by a decrease in tax receivables.

Quarterly inventory turnover decreased from 2.5 turns as of December 31, 2020 to 2.4 turns as of March 31, 2021. Inventory decreased 2.1% from $125.5 million as of December 31, 2020 to $122.9 million as of March 31, 2021. Barring COVID-19 uncertainties related to supply chain and demand, we expect inventory levels to fluctuate as we attempt to maintain sufficient inventory in response to seasonal cycles of our business and ensuring competitive lead times while managing the risk of inventory.

Accounts payable increased 11.1% from $49.9 million as of December 31, 2020 to $55.5 million as of March 31, 2021. Accounts payable will fluctuate due to variations in the timing of the receipt of supplies, inventory and services and our subsequent payments for these purchases.

Investing Activities

Capital expenditures totaled approximately $0.7 million and $1.4 million for the three months ended March 31, 2021 and 2020, respectively. These expenditures were primarily used to purchase manufacturing and test equipment, software, computer hardware and to finance building improvements.

Our combined short-term and long-term investments increased $2.1 million from $83.3 million as of December 31, 2020 to $85.4 million as of March 31, 2021. This increase reflects the impact of net realized and unrealized gains and losses on our investments.

We typically invest all available cash not required for immediate use in operations, primarily in securities that we believe bear minimal risk of loss. See Note 7 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for additional information. As of March 31, 2021, investments were classified as available-for-sale and had a combined duration of 1.70 years with an average Standard & Poor’s credit rating of AA-. Because our investment portfolio has a high-quality rating and contractual maturities of short duration, we are able to obtain prices for these bonds derived from observable market inputs, or for similar securities traded in an active market, on a daily basis.

Our long-term investments increased 1.4% from $80.1 million as of December 31, 2020 to $81.3 million as of March 31, 2021.  Our investments include various marketable equity securities classified as long-term investments with a fair market value of $11.5 million and $11.0 million, as of March 31, 2021 and December 31, 2020, respectively. Long-term investments as of March 31, 2021 and December 31, 2020 also included $24.4 million and $23.9 million, respectively, related to our deferred compensation plans, and $0.2 million for both years, of other investments, consisting of interests in a private equity fund.

Financing Activities

Dividends

In July 2003, our Board of Directors elected to begin declaring quarterly dividends on our common stock considering the tax treatment of dividends and adequate levels of Company liquidity. During the three months ended March 31, 2021 and 2020, we paid dividends totaling $4.4 million and $4.3 million, respectively. The continued payment of dividends is at the discretion of the Company’s Board of Directors and is subject to general business conditions and ongoing financial results of the Company.

Stock Option Exercises

To accommodate employee stock option exercises, the Company issued 0.1 million shares of treasury stock which resulted in proceeds of $1.2 million during the three months ended March 31, 2021. No stock options were exercised during the three months ended March 31, 2020.

Off-Balance Sheet Arrangements

We do not have off-balance sheet financing arrangements and have not engaged in any related party transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources.

Contractual Obligations

Certain contracts, customers and jurisdictions in which we do business require us to provide various guarantees of performance such as bid bonds, performance bonds and customs bonds. As of March 31, 2021 and December 31, 2020, we had commitments related to these bonds totaling $21.2 million and $15.2 million, respectively, which expire at various dates through August 2024. Although the triggering events vary from contract to contract, in general we would only be liable for the amount of these guarantees in the event of default under each contract, the probability of which we believe is remote.

In June 2020, the Company entered into a letter of credit with a bank to guarantee performance obligations under a contract with a certain customer. The obligations under this customer contract will be performed over multiple years. We reached the maximum value of our minimum collateral requirement of $15.0 million during the three months ended March 31, 2021, as the Company reached certain milestones through the first quarter of 2021 as outlined in the customer contract. The letter of credit was secured by a pledge of a portion of the Company’s fixed-income securities, which totaled $18.2 million as of March 31, 2021, of which $0.1 million is included in restricted cash and $18.1 million is included in long-term investments on the Condensed Consolidated Balance Sheet. This pledged collateral value will fluctuate as the Company changes the mix of the pledged collateral between restricted cash and investments. Any shortfalls in the minimum collateral value are required to be restored by the Company from available cash and cash equivalents, short-term investments and/or long-term investments. The collateral under the letter of credit will be released when all obligations under the customer contract have been met. As of March 31, 2021, the Company was in compliance with all contractual requirements under the letter of credit.

We have committed to invest up to an aggregate of $5.0 million in a private equity fund, of which $4.9 million has been applied as of March 31, 2021.

Other than as described above, during the three months ended March 31, 2021, there have been no material changes in contractual obligations and commercial commitments from those discussed in the 2020 Form 10-K.

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

We maintain depository investments with certain financial institutions. As of March 31, 2021, $60.9 million of our cash and cash equivalents, primarily certain domestic money market funds and foreign depository accounts, were in excess of government provided insured depository limits. Although these depository investments may exceed government insured depository limits, we have evaluated the credit-worthiness of these financial institutions and determined the risk of material financial loss due to exposure of such credit risk to be minimal.

As of March 31, 2021, approximately $46.0 million of our cash and investments may be directly affected by changes in interest rates. As of March 31, 2021, we held $4.4 million of cash and variable-rate investments where a change in interest rates would impact our interest income. A hypothetical 50 basis points decline in interest rates as of March 31, 2021, assuming all other variables remain constant, would reduce annualized interest income on our cash and investments by less than $0.1 million. In addition, we held $41.6 million of fixed-rate bonds whose fair values may be directly affected by a change in interest rates. A hypothetical 50 bps increase in interest rates as of March 31, 2021, assuming all other variables remain constant, would reduce the fair value of our fixed-rate bonds by approximately $0.4 million.

We are exposed to changes in foreign currency exchange rates to the extent that such changes affect our revenue and gross margin on revenue derived from some international customers, expenses, and assets and liabilities held in non-functional currencies related to our foreign subsidiaries. Our primary exposures to foreign currency exchange rate movements are with our German subsidiary, whose functional currency is the Euro, and our Australian subsidiary, whose functional currency is the Australian dollar. Our revenue is primarily denominated in the respective functional currency of the subsidiary and paid in that subsidiary’s functional currency or certain other local currency. Our global supply chain predominately invoices us in the respective functional currency of the subsidiary and is paid in U.S. dollars, and some of our operating expenses are invoiced and paid in certain local currencies (approximately 10% of total operating expense for the three months ended March 31, 2021). Therefore, our revenues, gross margins, operating expenses and operating income are all subject to foreign currency fluctuations. As a result, changes in currency exchange rates could cause variations in our operating income.

We have certain customers and suppliers who are invoiced or pay in a non-functional currency. Changes in the monetary exchange rates used to invoice such customers versus the functional currency of the entity billing such customers may adversely affect our results of operations and financial condition. To manage the volatility relating to these typical business exposures, we may enter into various derivative transactions, when appropriate. We do not hold or issue derivative instruments for trading or other speculative purposes. All non-functional currencies billed would result in a combined hypothetical gain or loss of $2.3 million if the U.S. dollar weakened or strengthened 10% against the billing currencies. This change represents an increase in the amount of hypothetical gain or loss compared to prior periods. Although we do not currently hold any derivative instruments, any gain or loss could be partially mitigated by any derivative instruments held.

As of March 31, 2021, we had certain material contracts subject to currency revaluation, including accounts receivable, accounts payable and lease liabilities, denominated in foreign currencies. As of March 31, 2021, we did not have any forward contracts outstanding.

For further information about the fair value of our investments as of March 31, 2021, see Note 7 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Securities Class Action Lawsuit

On March 31, 2021, the U.S. District for the Northern District of Alabama dismissed without prejudice a purported stockholder class action lawsuit, captioned Burbridge v. ADTRAN, Inc. et al, Docket No. 19-cv-09619 originally filed on October 17, 2019. This matter has been fully resolved by agreement among the parties, with no further action to be taken by the plaintiffs and each party bearing its own costs.

Shareholder Derivative Lawsuit

On March 31, 2020, a shareholder derivative suit, captioned Johnson (Derivatively on behalf of ADTRAN) v. T. Stanton, M. Foliano, R. Shannon, and Board of Directors, case no. 5:20-cv-00447, was filed in the U.S. District Court of Northern Alabama against two of the Company’s current executive officers, one of its former executive officers and its Board of Directors. The derivative suit, which is purportedly brought on behalf of ADTRAN, claims that the defendants made materially false and misleading statements regarding, and/or failed to disclose  material  adverse  facts  about,  the  Company’s  business,  operations  and  prospects,  specifically  relating  to  the  Company’s  internal  control  over  financial reporting, excess and obsolete inventory reserves, financial results and demand from certain customers. These are similar allegations as the shareholder class action that was dismissed with prejudice by the Court on March 31, 2021, and fully resolved by mutual agreement of the parties on May 3, 2021. The parties to the shareholder derivative suit agreed to a joint stipulation requesting a stay in the proceedings due to the resolution of the shareholder class action that remains in effect at least until May 19, 2021. The Company and its defendants disagree with the claims made in the complaint, and the defendants intend to vigorously defend against this lawsuit. At this time, we are unable to predict the outcome of or estimate the possible loss or range of loss, if any, associated with this lawsuit.

ITEM 1A. RISK FACTORS

A list of factors that could materially affect our business, financial condition or operating results is described in Part I, Item 1A, “Risk Factors” in the 2020 Form 10-K. There have been no material changes to our risk factors from those disclosed in Part I, Item 1A, “Risk Factors” in the 2020 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth repurchases of our common stock for the months indicated:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2021 – January 31, 2021	—	$—	—	2,545,430
February 1, 2021 – February 28, 2021	—	$—	—	2,545,430
March 1, 2021 – March 31, 2021	—	$—	—	2,545,430
Total	—		—

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

ITEM 6. EXHIBITS

Exhibits.

Exhibit No.	Description

3.1	Certificate of Incorporation as amended (Exhibit 3.1 to ADTRAN’s Registration Statement on Form S-1 No. 33-81062) (P)
3.2	Bylaws as amended (Exhibit 3.1 to ADTRAN’s Form 8-K filed July 23, 2020)
10.1*	Form of Market-Based Performance Stock Unit Agreement under the ADTRAN, Inc. 2020 Employee Stock Incentive Plan
10.2*	Form of Restricted Stock Unit Agreement under the ADTRAN, Inc. 2020 Employee Stock Incentive Plan
10.3*	Form of Performance Shares Agreement (and Notice Letter) under the ADTRAN, Inc. 2020 Employee Stock Incentive Plan
10.4*	Form of Performance Shares Agreement under the ADTRAN, Inc. 2015 Employee Stock Incentive Plan
31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020; (ii) Condensed Consolidated Statements of Income (Loss) for the three months ended March 31, 2021 and 2020; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2021 and 2020; (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2021 and March 31, 2020; (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020; and (vi) Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Represents a management compensation plan or arrangement.
(P)	Indicates a paper filing with the SEC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADTRAN, Inc. (Registrant)

Date: May 6, 2021	/s/ Michael Foliano
Michael Foliano
Senior Vice President of Finance and
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)