Form 10-Q
period 2021-06-30
ADTRAN INC
filed 2021-08-06
CIK 926282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 4, 2021, the registrant had 48,561,812 shares of common stock, $0.01 par value per share, outstanding.

ADTRAN, Inc.

Quarterly Report on Form 10-Q

For the Three and Six Months Ended June 30, 2021

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

•	General economic conditions may reduce our revenues and harm our operating results, financial condition and cash flows.
•	The ongoing COVID-19 pandemic has impacted and may continue to impact our business, results of operations and financial condition, particularly our supply chain and workforce.
•	We compete in markets that have become increasingly competitive, which may result in reduced gross profit margins and market share.
•

Our estimates regarding future warranty obligations may change due to product failure rates, installation and shipment volumes, field service repair obligations and other rework costs incurred in correcting product failures. If our estimates change, the liability for warranty obligations may be increased or decreased, impacting future cost of goods sold.

•	Managing our inventory is complex and may include write-downs of excess or obsolete inventory.
•	The continuing growth of our international operations could expose us to additional risks, increase our costs and adversely affect our operating results, financial condition and cash flow.
•	If we are unable to integrate acquisitions successfully, it could adversely affect our operating results, financial condition and cash flow.
•	Our success depends on our ability to optimize the selling prices of succeeding generations of our products in order to gain market share.
•	If we fail to manage our exposure to worldwide financial and securities markets successfully, our operating results and financial statements could be materially impacted.
•

We are currently in the process of implementing a new enterprise resource planning software (“ERP”) solution. If we do not effectively implement this project, or any future associated updates, our operations could be significantly disrupted.

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

The foregoing list of risks is not exclusive. For a more detailed description of the risk factors associated with our business, see Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 26, 2021 (the “2020 Form 10-K”), as well as the risk factors set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q. We caution investors that other factors may prove to be important in the future in affecting our operating results. New factors emerge from time to time, and it is not possible for us to predict all of these factors, nor can we assess the impact each factor, or a combination of factors, may have on our business.

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

GLOSSARY OF SELECTED TERMS

Below are certain acronyms, concepts and defined terms commonly used in our industry and in this Quarterly Report on Form 10-Q, along with their meanings:

Acronym/Concept/ Defined Term	Meaning
carrier	Entity that provides voice, data or video services to consumers and businesses
CPE	Customer-Premises Equipment
CSP	Communication Service Provider
DSO	Days Sales Outstanding
ERP	Enterprise Resource Planning Software
FCC	Federal Communications Commission
LAN	Local Area Network
RDOF	Rural Digital Opportunity Fund
Service Provider	Entity that provides voice, data or video services to consumers and businesses
System Integrator	Person or company that specializes in bringing together component subsystems into a whole and ensuring that those subsystems function together
WAN	Wide Area Network

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADTRAN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	June 30,	December 31,
	2021	2020
ASSETS
Current Assets
Cash and cash equivalents	$69,927	$60,161
Restricted cash	54	18
Short-term investments (includes $1,418 and $1,731 of available-for-sale securities as of June 30, 2021 and December 31, 2020, respectively, reported at fair value)	2,818	3,131
Accounts receivable, less allowance for expected credit losses of $0 as of June 30, 2021 and $38 as of December 31, 2020	122,669	98,827
Other receivables	20,187	21,531
Inventory, net	119,012	125,457
Prepaid expenses and other current assets	9,830	8,293
Total Current Assets	344,497	317,418
Property, plant and equipment, net	58,270	62,399
Deferred tax assets, net	9,165	9,869
Goodwill	6,968	6,968
Intangibles, net	21,354	23,470
Other assets	28,394	25,425
Long-term investments (includes $43,062 and $43,385 of available-for-sale securities as of June 30, 2021 and December 31, 2020, respectively, reported at fair value)	82,778	80,130
Total Assets	$551,426	$525,679
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$66,499	$49,929
Unearned revenue	15,889	14,092
Accrued expenses and other liabilities	15,655	13,609
Accrued wages and benefits	15,681	15,262
Income tax payable, net	2,345	1,301
Total Current Liabilities	116,069	94,193
Non-current unearned revenue	7,030	6,888
Pension liability	17,566	18,664
Deferred compensation liability	28,769	25,866
Other non-current liabilities	6,477	7,124
Total Liabilities	175,911	152,735
Commitments and contingencies (see Note 18)
Stockholders’ Equity
Common stock, par value $0.01 per share; 200,000 shares authorized; 79,652 shares issued and 48,524 shares outstanding as of June 30, 2021 and 79,652 shares issued and 48,241 shares outstanding as of December 31, 2020	797	797
Additional paid-in capital	285,081	281,466
Accumulated other comprehensive loss	(13,140)	(11,639)
Retained earnings	776,054	781,813
Treasury stock at cost: 31,128 and 31,280 shares at June 30, 2021 and December 31, 2020, respectively	(673,277)	(679,493)
Total Stockholders’ Equity	375,515	372,944
Total Liabilities and Stockholders’ Equity	$551,426	$525,679

See accompanying notes to condensed consolidated financial statements.

ADTRAN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue
Network Solutions	$125,449	$111,323	$239,258	$208,695
Services & Support	17,783	17,392	31,507	34,543
Total Revenue	143,232	128,715	270,765	243,238
Cost of Revenue
Network Solutions	70,014	64,071	135,015	115,697
Services & Support	10,550	11,172	19,481	22,469
Total Cost of Revenue	80,564	75,243	154,496	138,166
Gross Profit	62,668	53,472	116,269	105,072
Selling, general and administrative expenses	30,866	30,799	58,301	57,419
Research and development expenses	27,871	28,712	55,372	58,571
Asset impairments	—	—	—	65
Operating Income (Loss)	3,931	(6,039)	2,596	(10,983)
Interest and dividend income	253	331	543	687
Interest expense	(6)	—	(12)	(1)
Net investment gain (loss)	2,009	9,852	3,005	(1,025)
Other income (expense), net	26	(1,757)	2,025	(628)
Income (Loss) Before Income Taxes	6,213	2,387	8,157	(11,950)
Income tax (expense) benefit	(1,127)	(1,635)	(2,175)	2,733
Net Income (Loss)	$5,086	$752	$5,982	$(9,217)

Weighted average shares outstanding – basic	48,449	47,958	48,393	47,957
Weighted average shares outstanding – diluted	49,426	48,254	49,225	47,957

Earnings (loss) per common share – basic	$0.10	$0.02	$0.12	$(0.19)
Earnings (loss) per common share – diluted	$0.10	$0.02	$0.12	$(0.19)

See accompanying notes to condensed consolidated financial statements.

ADTRAN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net Income (Loss)	$5,086	$752	$5,982	$(9,217)
Other Comprehensive Income (Loss), net of tax
Net unrealized gain (loss) on available-for-sale securities	(95)	373	(287)	490
Defined benefit plan adjustments	212	191	311	332
Foreign currency translation	338	1,899	(1,525)	249
Other Comprehensive Income (Loss), net of tax	455	2,463	(1,501)	1,071
Comprehensive Income (Loss), net of tax	$5,541	$3,215	$4,481	$(8,146)

See accompanying notes to condensed consolidated financial statements.

ADTRAN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except per share amounts)

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of December 31, 2019	79,652	$797	$274,632	$806,702	$(685,288)	$(16,417)	$380,426
Net loss	—	—	—	(9,969)	—	—	(9,969)
Other comprehensive loss, net of tax	—	—	—	—	—	(1,392)	(1,392)
Dividend payments ($0.09 per share)	—	—	—	(4,328)	—	—	(4,328)
Dividends accrued on unvested RSUs	—	—	—	(32)	—	—	(32)
Deferred compensation adjustments, net of tax	—	—	—	—	(2,758)	—	(2,758)
PSUs, RSUs and restricted stock vested	—	—	—	(1,524)	1,501	—	(23)
Stock-based compensation expense	—	—	1,791	—	—	—	1,791
Balance as of March 31, 2020	79,652	$797	$276,423	$790,849	$(686,545)	$(17,809)	$363,715
Net income	—	—	—	752	—	—	752
Other comprehensive income, net of tax	—	—	—	—	—	2,463	2,463
Dividend payments ($0.09 per share)	—	—	—	(4,337)	—	—	(4,337)
Dividends accrued on unvested RSUs	—	—	—	(28)	—	—	(28)
Deferred compensation adjustments, net of tax	—	—	—	—	(24)	—	(24)
PSUs, RSUs and restricted stock vested	—	—	—	(16)	14	—	(2)
Stock-based compensation expense	—	—	1,655	—	—	—	1,655
Balance as of June 30, 2020	79,652	$797	$278,078	$787,220	$(686,555)	$(15,346)	$364,194

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of December 31, 2020	79,652	$797	$281,466	$781,813	$(679,493)	$(11,639)	$372,944
Net income	—	—	—	896	—	—	896
Other comprehensive loss, net of tax	—	—	—	—	—	(1,956)	(1,956)
Dividend payments ($0.09 per share)	—	—	—	(4,361)	—	—	(4,361)
Dividends accrued on unvested RSUs	—	—	—	(68)	—	—	(68)
Deferred compensation adjustments, net of tax	—	—	—	—	(50)	—	(50)
PSUs, RSUs and restricted stock vested	—	—	—	(1,683)	1,602	—	(81)
Stock options exercised	—	—	—	(476)	1,720	—	1,244
Stock-based compensation expense	—	—	1,807	—	—	—	1,807
Balance as of March 31, 2021	79,652	$797	$283,273	$776,121	$(676,221)	$(13,595)	$370,375
Net income	—	—	—	5,086	—	—	5,086
Other comprehensive income, net of tax	—	—	—	—	—	455	455
Dividend payments ($0.09 per share)	—	—	—	(4,374)	—	—	(4,374)
Dividends accrued on unvested RSUs	—	—	—	(128)	—	—	(128)
Deferred compensation adjustments, net of tax	—	—	—	—	(12)	—	(12)
PSUs, RSUs and restricted stock vested	—	—	—	(32)	29	—	(3)
Stock options exercised	—	—	—	(619)	2,927	—	2,308
Stock-based compensation expense	—	—	1,808	—	—	—	1,808
Balance as of June 30, 2021	79,652	$797	$285,081	$776,054	$(673,277)	$(13,140)	$375,515

See accompanying notes to condensed consolidated financial statements.

ADTRAN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$5,982	$(9,217)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,232	8,404
(Gain) loss on investments	(3,255)	1,025
Stock-based compensation expense	3,615	3,446
Deferred income taxes	441	(5)
Other	53	138
Asset impairments	—	65
Changes in operating assets and liabilities:
Accounts receivable, net	(24,322)	(4,727)
Other receivables	1,412	(9,468)
Inventory, net	5,940	(7,878)
Prepaid expenses, other current assets and other assets	(4,767)	1,444
Accounts payable	16,814	17,389
Accrued expenses and other liabilities	6,999	2,097
Income taxes payable, net	1,069	(1,032)
Net cash provided by operating activities	18,213	1,681

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,210)	(3,148)
Proceeds from sales and maturities of available-for-sale investments	20,597	63,318
Purchases of available-for-sale investments	(20,121)	(31,897)
Acquisition of note receivable	—	(523)
Net cash provided by (used in) investing activities	(1,734)	27,750

Cash flows from financing activities:
Proceeds from stock option exercises	3,552	—
Tax withholdings related to stock-based compensation settlements	(113)	—
Dividend payments	(8,735)	(8,665)
Repayment of bonds payable	—	(24,600)
Net cash used in financing activities	(5,296)	(33,265)

Net increase (decrease) in cash, cash equivalents and restricted cash	11,183	(3,834)
Effect of exchange rate changes	(1,381)	306
Cash, cash equivalents and restricted cash, beginning of period	60,179	73,773
Cash, cash equivalents and restricted cash, end of period	$69,981	$70,245

Supplemental disclosure of non-cash investing activities:
Right-of-use assets obtained in exchange for lease obligations	$275	$93
Purchases of property, plant and equipment included in accounts payable	$144	$198

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

We assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to us and the unknown future impacts of the SARS-CoV-2 coronavirus/COVID-19 global pandemic (or variants of the SARS-CoV-2 coronavirus, including the Delta variant) as of June 30, 2021 and through the date of this report. The accounting matters assessed included, but were not limited to, the allowance for expected credit losses, stock-based compensation, carrying value of goodwill, intangibles and other long-lived assets, financial assets, valuation allowances for tax assets and revenue recognition. While there was not a material impact to our consolidated financial statements as of and for the six months ended June 30, 2021 resulting from these assessments, future conditions related to the magnitude and duration of the COVID-19 pandemic, as well as other factors, could result in material impacts to our consolidated financial statements in future reporting periods.

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

Recently Adopted Accounting Pronouncements

We recently adopted the following accounting standards, which had the following impacts on our condensed consolidated financial statements:

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-14, Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans, which makes changes to and clarifies the disclosure requirements related to defined benefit pension and other postretirement plans. ASU 2018-14 requires additional disclosures related to the reasons for significant gains and losses affecting the benefit obligation and an explanation of any other significant changes in the benefit obligation or plan assets that are not otherwise apparent in other disclosures required by Accounting Standards Codification (“ASC”) 715. ASU 2018-14 also clarifies the guidance in ASC 715 to require disclosure of the projected benefit obligation (“PBO”) and fair value of plan assets for pension plans with PBOs in excess of plan assets and the accumulated benefit obligation (“ABO”) and fair value of plan assets for pension plans with ABOs in excess of plan assets. ASU 2018-14 became effective for public business entities for fiscal years ending after December 15, 2020. The adoption of this standard did not have a material effect on the disclosures in the condensed consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing various exceptions, such as the exception to the incremental approach for intra-period tax allocation when there is a loss from continuing operations and income or a gain from other items. The amendments in this update also simplify the accounting for income taxes related to income-based franchise taxes and require that an entity reflect enacted tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The Company early adopted ASU 2019-12 on April 1, 2020, which was applied on a prospective basis as if the Company adopted the standard on January 1, 2020. The Company early adopted the standard to take advantage of the simplification of rules for income taxes on intra-period tax allocations. Specifically, the adoption of this standard resulted in the recognition of approximately $0.1 million of tax benefit in other comprehensive income (loss) for the three months ended March 31, 2020, that otherwise would have been recognized in continuing operations had the intra-period tax allocation been completed. There were no other impacts from this standard on the condensed consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

There are currently no recent accounting pronouncements that have not yet been adopted and that would have a material effect, once adopted, on the condensed consolidated financial statements.

2. CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows:

	As of	As of
(In thousands)	June 30, 2021	December 31, 2020
Cash and cash equivalents	$69,927	$60,161
Restricted cash	54	18
Cash, cash equivalents and restricted cash	$69,981	$60,179

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

The following tables disaggregate revenue by reportable segment and revenue category:

	Three Months Ended
	June 30, 2021			June 30, 2020
(In thousands)	Network Solutions	Services & Support	Total	Network Solutions	Services & Support	Total
Access & Aggregation	$78,307	$12,657	$90,964	$69,721	$13,055	$82,776
Subscriber Solutions & Experience	45,097	2,713	47,810	38,081	2,312	40,393
Traditional & Other Products	2,045	2,413	4,458	3,521	2,025	5,546
Total	$125,449	$17,783	$143,232	$111,323	$17,392	$128,715

	Six Months Ended
	June 30, 2021			June 30, 2020
(In thousands)	Network Solutions	Services & Support	Total	Network Solutions	Services & Support	Total
Access & Aggregation	$138,360	$21,678	$160,038	$122,776	$25,966	$148,742
Subscriber Solutions & Experience	97,366	5,013	102,379	78,064	4,508	82,572
Traditional & Other Products	3,532	4,816	8,348	7,855	4,069	11,924
Total	$239,258	$31,507	$270,765	$208,695	$34,543	$243,238

Revenue allocated to remaining performance obligations represents contract revenues that have not yet been recognized for contracts with a duration of greater than one year. As of June 30, 2021, we did not have any significant performance obligations related to customer contracts that had an original expected duration of one year or more, other than maintenance services, which are satisfied over time. As a practical expedient, for certain contracts we recognize revenue equal to the amounts that we are entitled to invoice, which correspond to the value of completed performance obligations to date. The amount related to these performance obligations was $19.7 million and $17.7 million as of June 30, 2021 and December 31, 2020, respectively. The Company expects to recognize 64% of the $19.7 million as of June 30, 2021 over the next 12 months, with the remainder to be recognized thereafter.

The following table provides information about receivables, contract assets and unearned revenue from contracts with customers:

	As of	As of
(In thousands)	June 30, 2021	December 31, 2020
Accounts receivable, net	$122,669	$98,827
Contract assets(1)	$1,036	$63
Unearned revenue	$15,889	$14,092
Non-current unearned revenue	$7,030	$6,888

(1)	Included in other receivables on the Condensed Consolidated Balance Sheets.

Of the outstanding unearned revenue balances as of December 31, 2020 $2.9 million and $7.9 million were recognized as revenue during the three and six months ended June 30, 2021, respectively.

4. INCOME TAXES

Our effective tax rate decreased from an expense of 68.5% for the three months ended June 30, 2020, to an expense of 18.1% for the three months ended June 30, 2021 and increased from a benefit of 22.9% for the six months ended June 30, 2020 to an expense of 26.7% for the six months ended June 30, 2021. The change in the effective tax rate for the three months ended June 30, 2021 was driven by tax expense in our international operations and additional changes in the valuation allowance related to our domestic operations. The change in the effective tax rate for the six months ended June 30, 2021 was primarily driven by a tax benefit of $7.4 million recognized during the six months ended June 30, 2020 as a result of the passing of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) on March 27, 2020, which allowed for the carryback of federal net operating losses, partially offset with tax expense in our international operations in the current quarter. Additionally, on February 12, 2021, the Alabama Business Tax Competitiveness Act was signed into law. As a result of the Act, we recognized an expense of $1.6 million related to the revaluation of our deferred tax assets, which was offset by changes in our valuation allowance previously recorded against our domestic deferred tax assets. The total increase in the valuation allowance against our domestic deferred tax assets was recorded in the amount of $1.6 million during the six months ended June 30, 2021.

The Company continually reviews the adequacy of its valuation allowance and recognizes the benefits of deferred tax assets only as the reassessment indicates that it is more likely than not that the deferred tax assets will be recognized in accordance with ASC 740,

Income Taxes. As of June 30, 2021, the Company had deferred tax assets totaling $56.9 million, and a valuation allowance totaling $47.8 million against those deferred tax assets. The remaining $9.2 million in deferred tax assets not offset by a valuation allowance are located in various foreign jurisdictions where the Company believes it is more likely than not we will realize these deferred tax assets. Our assessment of the realizability of our deferred tax assets includes the evaluation of historical operating results as well as the evaluation of evidence which requires significant judgement, including the evaluation of our three-year cumulative income position, future taxable income projections and tax planning strategies. Should management’s conclusion change in the future and an additional valuation allowance or a partial or full release of the valuation allowance becomes necessary, it could have a material effect on our consolidated financial statements.

Supplemental balance sheet information related to deferred tax assets is as follows:

	As of June 30, 2021
(In thousands)	Deferred Tax Assets	Valuation Allowance	Deferred Tax Assets, net
Domestic	$45,383	$(45,383)	$—
International	11,558	(2,393)	9,165
Total	$56,941	$(47,776)	$9,165

	As of December 31, 2020
(In thousands)	Deferred Tax Assets	Valuation Allowance	Deferred Tax Assets, net
Domestic	$43,791	$(43,791)	$—
International	11,896	(2,027)	9,869
Total	$55,687	$(45,818)	$9,869

5. STOCK-BASED COMPENSATION

The following table summarizes stock-based compensation expense related to stock options, performance stock units (“PSUs”), restricted stock units (“RSUs”) and restricted stock:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2021	2020	2021	2020
Stock-based compensation expense included in cost of revenue	$125	$87	$256	$202
Selling, general and administrative expense	1,098	971	2,196	2,046
Research and development expense	585	597	1,163	1,198
Stock-based compensation expense included in operating expenses	1,683	1,568	3,359	3,244
Total stock-based compensation expense	1,808	1,655	3,615	3,446
Tax benefit for expense associated with stock options, PSUs, RSUs and restricted stock	(452)	(394)	(883)	(821)
Total stock-based compensation expense, net of tax	$1,356	$1,261	$2,732	$2,625

PSUs, RSUs and Restricted Stock

The following table summarizes PSUs, RSUs and restricted stock outstanding as of December 31, 2020 and June 30, 2021 and the changes that occurred during the six months ended June 30, 2021:

	Number of Shares (in thousands)	Weighted Avg. Grant Date Fair Value (per share)
Unvested PSUs, RSUs and restricted stock outstanding, December 31, 2020	1,846	$11.49
PSUs, RSUs and restricted stock granted	357	$16.73
PSUs, RSUs and restricted stock vested	(12)	$11.76
PSUs, RSUs and restricted stock forfeited	(47)	$11.58
Unvested PSUs, RSUs and restricted stock outstanding, June 30, 2021	2,144	$12.41

During each of the six month periods ended June 30, 2021 and 2020, the Company granted 0.3 million performance-based PSUs to its executive officers and certain employees. The grant-date fair value of these performance-based awards was based on the closing price of the Company’s stock on the date of grant. These awards vest over two-year and three-year periods, respectively, subject to the grantee’s continued employment, with the ability to earn shares in a range of 0% to 142.8% of the awarded number of PSUs based on the achievement of defined performance targets. Equity-based compensation expense with respect to these awards may be adjusted over the vesting period to reflect the probability of achievement of performance targets defined in the award agreements.

The fair value of RSUs and restricted stock is equal to the closing price of our stock on the date of grant. The fair value of PSUs with market conditions is calculated using a Monte Carlo simulation valuation method.

As of June 30, 2021, total unrecognized compensation expense related to non-vested market-based PSUs, RSUs and restricted stock was approximately $13.2 million, which will be recognized over the remaining weighted-average period of 2.5 years. In addition, there was $7.5 million of unrecognized compensation expense related to unvested 2020 and 2021 performance-based PSUs, which will be recognized over the remaining requisite service period of 1.5 years if achievement of the performance obligation becomes probable. Unrecognized compensation expense will be adjusted for actual forfeitures.

As of June 30, 2021, 3.5 million shares were available for issuance under stockholder-approved equity plans.

Stock Options

The following table summarizes stock options outstanding as of December 31, 2020 and June 30, 2021 and the changes that occurred during the six months ended June 30, 2021:

	Number of Stock Options (in thousands)	Weighted Avg. Exercise Price (per share)	Weighted Avg. Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Stock options outstanding, December 31, 2020	2,718	$21.17	2.9	$—
Stock options exercised	(215)	$16.53		588
Stock options expired	(117)	$23.37		17
Stock options outstanding, June 30, 2021	2,386	$21.47	2.4	$4,721
Stock options exercisable, June 30, 2021	2,386	$21.47	2.4	$4,721

As of June 30, 2021, there was no unrecognized compensation expense related to stock options as all awards vested in prior periods.

There were no stock options granted during the six months ended June 30, 2021 or 2020. All of the options were previously issued at exercise prices that approximated fair market value at the date of grant.

The aggregate intrinsic value of stock options represents the total pre-tax intrinsic value (the difference between ADTRAN’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2021. The amount of aggregate intrinsic value was $4.7 million as of June 30, 2021 and will change based on the fair market value of ADTRAN’s stock. The total pre-tax intrinsic value of options exercised during the six months ended June 30, 2021 was $0.6 million.

6. INVESTMENTS

Debt Securities and Other Investments

The following debt securities and other investments were included on the Condensed Consolidated Balance Sheet and recorded at fair value:

	As of June 30, 2021
	Amortized	Gross Unrealized		Fair
(In thousands)	Cost	Gains	Losses	Value
Corporate bonds	$14,954	$53	$(6)	$15,001
Municipal fixed-rate bonds	2,523	15	(1)	2,537
Asset-backed bonds	3,983	20	(2)	4,001
Mortgage/Agency-backed bonds	11,004	50	(15)	11,039
U.S. government bonds	10,777	51	(5)	10,823
Foreign government bonds	546	1	(1)	546
Other	533	—	—	533
Available-for-sale debt securities held at fair value	$44,320	$190	$(30)	$44,480

	As of December 31, 2020
	Amortized	Gross Unrealized		Fair
(In thousands)	Cost	Gains	Losses	Value
Corporate bonds	$11,762	$123	$—	$11,885
Municipal fixed-rate bonds	2,854	30	—	2,884
Asset-backed bonds	6,634	74	—	6,708
Mortgage/Agency-backed bonds	11,536	114	(6)	11,644
U.S. government bonds	9,763	112	—	9,875
Foreign government bonds	1,334	4	(1)	1,337
Commercial Paper	250	—	—	250
Other	533	—	—	533
Available-for-sale debt securities held at fair value	$44,666	$457	$(7)	$45,116

The contractual maturities related to debt securities and other investments were as follows:

	As of June 30, 2021
(In thousands)	Corporate bonds	Municipal fixed-rate bonds	Asset- backed bonds	Mortgage/ Agency- backed bonds	U.S. government bonds	Foreign government bonds	Other
Less than one year	$436	$529	$1	$254	$735	$—	$533
One to two years	4,575	496	—	1,865	7,240	—	—
Two to three years	7,518	1,103	50	1,199	1,188	546	—
Three to five years	2,472	409	1,749	165	1,660	—	—
Five to ten years	—	—	866	2,213	—	—	—
More than ten years	—	—	1,335	5,343	—	—	—
Total	$15,001	$2,537	$4,001	$11,039	$10,823	$546	$533

Actual maturities may differ from contractual maturities as some borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Realized gains and losses on sales of debt securities are computed under the specific identification method. The following table presents the gross realized gains and losses related to our debt securities:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2021	2020	2021	2020
Gross realized gain on debt securities	$97	$190	$184	$233
Gross realized loss on debt securities	(20)	(19)	(36)	(39)
Total gain recognized, net	$77	$171	$148	$194

No allowance for credit loss was recorded for the six months ended June 30, 2021 or 2020 related to available-for-sale debt securities. The Company’s investment policy provides limitations for issuer concentration, which limits, at the time of purchase, the concentration in any one issuer to 5% of the market value of our total investment portfolio. The Company did not purchase any available-for-sale debt security with credit deterioration during the six months ended June 30, 2021.

Marketable Equity Securities

Our marketable equity securities consist of publicly traded stock, interests in funds and certain other investments measured at fair value or cost (where appropriate).

In March 2019, an outstanding note receivable of $4.3 million owed to the Company was repaid and reissued in the form of debt and equity. Of the outstanding $4.3 million, $3.4 million was issued as an equity investment. The Company elected to record this equity investment that does not have a readily determinable fair value using the measurement alternative. Under the measurement alternative, equity investments that do not have a readily determinable fair value can be recorded at cost less impairment, if any, adjusted for observable price changes for an identical or similar investment. During the year ended December 31, 2020, impairment charges totaling $2.6 million were recorded related to this equity investment, which was included in net investment gain (loss) on the Condensed Consolidated Statement of Income (Loss). As a result the carrying value of this investment was $0.8 million as of June 30, 2021 and December 31, 2020. The remaining amount, $0.9 million of the original $4.3 million note receivable, was reissued as a new note receivable, which is included in long-term investments on the Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020. No impairment charge was recognized related to the note receivable as it is a secured loan.

Realized and unrealized gains and losses related to marketable equity securities were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2021	2020	2021	2020
Realized gain (loss) on equity securities sold	$(79)	$328	$(55)	$(2,108)
Unrealized gain on equity securities held	2,011	9,353	2,912	889
Total gain (loss) recognized, net	$1,932	$9,681	$2,857	$(1,219)

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

The Company’s cash equivalents and investments held at fair value are categorized into this hierarchy as follows:

		Fair Value Measurements as of June 30, 2021 Using
(In thousands)	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$615	$615	$—	$—
Commercial paper	1,250	—	1,250	—
Available-for-sale debt securities
Corporate bonds	15,001	—	15,001	—
Municipal fixed-rate bonds	2,537	—	2,537	—
Asset-backed bonds	4,001	—	4,001	—
Mortgage/Agency-backed bonds	11,039	—	11,039	—
U.S. government bonds	10,823	10,823	—	—
Foreign government securities	546	—	546	—
Other	533	—	—	533
Marketable equity securities
Marketable equity securities – various industries	12,057	12,057	—	—
Deferred compensation plan assets	25,917	25,917	—	—
Other investments	1,400	1,400	—	—
Total	$85,719	$50,812	$34,374	$533

		Fair Value Measurements as of December 31, 2020 Using
(In thousands)	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$497	$497	$—	$—
U.S. government bonds	350	350	—	—
Available-for-sale debt securities
Corporate bonds	11,885	—	11,885	—
Municipal fixed-rate bonds	2,884	—	2,884	—
Asset-backed bonds	6,708	—	6,708	—
Mortgage/Agency-backed bonds	11,644	—	11,644	—
U.S. government bonds	9,875	9,875	—	—
Foreign government bonds	1,337	—	1,337	—
Commercial paper	250	—	250	—
Other	533	—	—	533
Marketable equity securities
Marketable equity securities – various industries	10,963	10,963	—	—
Deferred compensation plan assets	23,891	23,891	—	—
Other investments	1,400	1,400	—	—
Total	$82,217	$46,976	$34,708	$533

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

7. INVENTORY

Inventory consisted of the following:

	As of	As of
(In thousands)	June 30, 2021	December 31, 2020
Raw materials	$52,257	$47,026
Work in process	1,874	776
Finished goods	64,881	77,655
Total inventory, net	$119,012	$125,457

Inventory reserves are established for estimated excess and obsolete inventory equal to the difference between the cost of the inventory and the estimated net realizable value of the inventory based on estimated reserve percentages, which consider historical usage, known trends, inventory age and market conditions. As of June 30, 2021 and December 31, 2020, inventory reserves were $42.7 million and $39.6 million, respectively.

8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	As of	As of
(In thousands)	June 30, 2021	December 31, 2020
Land	$4,575	$4,575
Building and land improvements	34,961	35,142
Building	68,161	68,169
Furniture and fixtures	19,936	19,965
Computer hardware and software	71,262	70,942
Engineering and other equipment	134,090	132,920
Total property, plant and equipment	332,985	331,713
Less: accumulated depreciation	$(274,715)	$(269,314)
Total property, plant and equipment, net	$58,270	$62,399

Long-lived assets used in operations are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and the undiscounted cash flows estimated to be generated by the asset are less than the asset’s carrying value. Due to the current economic environment, particularly related to COVID-19, the Company assessed impairment triggers related to long-lived assets during the second quarters of 2021 and 2020. Based on this assessment, no triggers occurred to perform an impairment test, and no impairment losses of long-lived assets were recorded for the three or six months ended June 30, 2021 or 2020.

Depreciation expense was $3.0 million for each of the three months ended June 30, 2021 and 2020 and $6.1 million and $6.0 million for the six months ended June 30, 2021 and 2020, respectively, which is recorded in cost of revenue, selling, general and administrative expenses and research and development expenses in the Condensed Consolidated Statements of Income (Loss).

9. GOODWILL

Goodwill was $7.0 million as of June 30, 2021 and December 31, 2020, of which $6.6 million and $0.4 million was allocated to our Network Solutions and Services & Support reportable segments, respectively.

The Company evaluates the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that could more likely than not reduce the fair value of the reporting unit below its carrying amount. We assess qualitative factors to determine whether the fair value of the reporting unit to which the goodwill is assigned is less than its carrying amount and recognize an impairment charge for the amount by which the carrying value exceeds the fair value of the reporting unit. Due to the current economic environment, particularly related to COVID-19, the Company performed a triggering event assessment during the second quarters of 2021 and 2020, in which no triggers were identified. Therefore, no interim impairment test of goodwill was performed as of June 30, 2021 or 2020, and no impairment of goodwill was recorded during the three or six months ended June 30, 2021 or 2020.

10. INTANGIBLE ASSETS

Intangible assets consisted of the following:

	As of June 30, 2021			As of December 31, 2020
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$20,985	$(9,030)	$11,955	$21,123	$(8,055)	$13,068
Developed technology	8,200	(3,114)	5,086	8,200	(2,546)	5,654
Licensed technology	5,900	(2,158)	3,742	5,900	(1,830)	4,070
Supplier relationships	—	—	—	2,800	(2,800)	—
Licensing agreements	560	(189)	371	560	(152)	408
Patents	500	(329)	171	500	(294)	206
Trade names	210	(181)	29	210	(146)	64
Total	$36,355	$(15,001)	$21,354	$39,293	$(15,823)	$23,470

The Company evaluates the carrying value of intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and the undiscounted cash flows estimated to be generated by the asset are less than the asset’s carrying value. Due to the current economic environment, particularly related to COVID-19, the Company assessed impairment triggers related to intangible assets during the second quarters of 2021 and 2020. Based on this assessment, no triggers occurred that required us to perform an impairment test, and no impairment losses of intangible assets were recorded for the three and six months ended June 30, 2021 or 2020.

Amortization expense was $1.0 million in each of the three months ended June 30, 2021 and 2020 and $2.1 million and $2.4 million for the six months ended June 30, 2021 and 2020, respectively, and was included in cost of revenue, selling, general and administrative expenses and research and development expenses in the Condensed Consolidated Statements of Income (Loss).

Estimated future amortization expense of intangible assets was as follows:

As of
(In thousands)	June 30, 2021
2021	$2,028
2022	3,485
2023	3,333
2024	3,238
2025	3,029
Thereafter	6,241
Total	$21,354

11. LEASES

Net Investment in Sales-Type Leases

We are the lessor in sales-type lease arrangements for network equipment, which consisted of the following:

	As of	As of
(In thousands)	June 30, 2021	December 31, 2020
Current minimum lease payments receivable(1)	$103	$702
Non-current minimum lease payments receivable(2)	13	347
Total minimum lease payments receivable	116	1,049
Less: Current unearned revenue	60	218
Less: Non-current unearned revenue	2	50
Net investment in sales-type leases	$54	$781

(1)	Included in other receivables on the Condensed Consolidated Balance Sheets.
(2)	Included in other assets on the Condensed Consolidated Balance Sheets.

12. REVOLVING CREDIT AGREEMENT

On November 4, 2020, the Company, as borrower, entered into a Revolving Credit and Security Agreement and related Promissory Note (together, the “Revolving Credit Agreement”) with Cadence Bank, N.A., as lender (the “Lender”). The Revolving Credit Agreement provides the Company with a new $10.0 million secured revolving credit facility. Loans under the Revolving Credit Agreement will bear interest at a rate equal to 1.50% over the screen rate as obtained by Reuter’s, Bloomberg or another commercially available source as may be designated by the Lender from time to time; provided, however, that in no event shall the applicable rate of interest under the Revolving Credit Agreement be less than 1.50% per annum. Such loans are secured by all of the cash, securities, securities entitlements and investment property in a certain bank account, as outlined in the Revolving Credit Agreement, at a maximum loan-to-value ratio of 75% determined by dividing the full commitment amount under the Revolving Credit Agreement on the date of testing, determined by the Lender each fiscal quarter, by the market value of the collateral. The Revolving Credit Agreement matures on November 4, 2021, subject to earlier termination upon the occurrence of certain events of default. The Company had not made any draws under the Revolving Credit Agreement as of June 30, 2021.

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

14. STOCKHOLDERS’ EQUITY

Stock Repurchase Program

Since 1997, the Company’s Board of Directors has approved multiple share repurchase programs that have authorized repurchases of its common stock, which are implemented through open market or private purchases from time to time as conditions warrant. During the six months ended June 30, 2021, we did not repurchase any shares of our common stock. As of June 30, 2021, we had the authority to purchase an additional 2.5 million shares of our common stock under the current authorization of up to 5.0 million shares.

Accumulated Other Comprehensive Income (Loss)

The following tables present the changes in accumulated other comprehensive loss, net of tax, by component:

	Three Months Ended June 30, 2021
(In thousands)	Unrealized Gains (Losses) on Available- for-Sale Securities	Defined Benefit Plan Adjustments	Foreign Currency Adjustments	ASU 2018-02 Adoption	Total
As of March 31, 2021	$(160)	$(9,522)	$(4,298)	$385	$(13,595)
Other comprehensive income before reclassifications	(272)	—	338	—	66
Amounts reclassified from accumulated other comprehensive income	177	212	—	—	389
Net current period other comprehensive income	(95)	212	338	—	455
As of June 30, 2021	$(255)	$(9,310)	$(3,960)	$385	$(13,140)

	Three Months Ended June 30, 2020
(In thousands)	Unrealized Gains (Losses) on Available- for-Sale Securities	Defined Benefit Plan Adjustments	Foreign Currency Adjustments	ASU 2018-02 Adoption	Total
As of March 31, 2020	$(167)	$(9,085)	$(8,942)	$385	$(17,809)
Other comprehensive income before reclassifications	881	—	1,899	—	2,780
Amounts reclassified from accumulated other comprehensive income (loss)	(508)	191	—	—	(317)
Net current period other comprehensive income	373	191	1,899	—	2,463
As of June 30, 2020	$206	$(8,894)	$(7,043)	$385	$(15,346)

	Six Months Ended June 30, 2021
(In thousands)	Unrealized Gains (Losses) on Available- for-Sale Securities	Defined Benefit Plan Adjustments	Foreign Currency Adjustments	ASU 2018-02 Adoption	Total
As of December 31, 2020	$32	$(9,621)	$(2,435)	$385	$(11,639)
Other comprehensive income (loss) before reclassifications	(329)	—	(1,525)	—	(1,854)
Amounts reclassified from accumulated other comprehensive income	42	311	—	—	353
Net current period other comprehensive income (loss)	(287)	311	(1,525)	—	(1,501)
As of June 30, 2021	$(255)	$(9,310)	$(3,960)	$385	$(13,140)

	Six Months Ended June 30, 2020
(In thousands)	Unrealized Gains (Losses) on Available- for-Sale Securities	Defined Benefit Plan Adjustments	Foreign Currency Adjustments	ASU 2018-02 Adoption	Total
As of December 31, 2019	$(284)	$(9,226)	$(7,292)	$385	$(16,417)
Other comprehensive income (loss) before reclassifications	(50)	—	249	—	199
Amounts reclassified from accumulated other comprehensive income (loss)	540	332	—	—	872
Amounts reclassified to retained earnings	—	—	—	—	—
Net current period other comprehensive income (loss)	490	332	249	—	1,071
As of June 30, 2020	$206	$(8,894)	$(7,043)	$385	$(15,346)

The following tables present the details of reclassifications out of accumulated other comprehensive income (loss):

	Three Months Ended June 30, 2021
(In thousands)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income Is Presented
Unrealized gain (loss) on available-for-sale securities:
Net realized loss on sales of securities	$(233)	Net investment gain (loss)
Defined benefit plan adjustments – actuarial losses	(307)	(1)
Total reclassifications for the period, before tax	(540)
Tax benefit	151
Total reclassifications for the period, net of tax	$(389)
(1)	A part of the computation of net periodic pension cost, which is included in other income (expense), net in the Condensed Consolidated Statements of Income (Loss).

	Three Months Ended June 30, 2020
(In thousands)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income Is Presented
Unrealized gain (loss) on available-for-sale securities:
Net realized gain on sales of securities	$686	Net investment gain (loss)
Defined benefit plan adjustments – actuarial losses	(277)	(1)
Total reclassifications for the period, before tax	409
Tax expense	(92)
Total reclassifications for the period, net of tax	$317

(1)	A part of the computation of net periodic pension cost, which is included in other income (expense), net in the Condensed Consolidated Statements of Income (Loss).

	Six Months Ended June 30, 2021
(In thousands)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income Is Presented
Unrealized gain (loss) on available-for-sale securities:
Net realized loss on sales of securities	$(55)	Net investment gain (loss)
Defined benefit plan adjustments – actuarial losses	(451)	(1)
Total reclassifications for the period, before tax	(506)
Tax benefit	153
Total reclassifications for the period, net of tax	$(353)

(1)	A part of the computation of net periodic pension cost, which is included in other income (expense), net in the Condensed Consolidated Statements of Income (Loss).

	Six Months Ended June 30, 2020
(In thousands)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income Is Presented
Unrealized gain (loss) on available-for-sale securities:
Net realized loss on sales of securities	$(730)	Net investment gain (loss)
Defined benefit plan adjustments – actuarial losses	(481)	(1)
Total reclassifications for the period, before tax	(1,211)
Tax benefit	339
Total reclassifications for the period, net of tax	$(872)

(1)	A part of the computation of net periodic pension cost, which is included in other income (expense), net in the Condensed Consolidated Statements of Income (Loss).

The following tables present the tax effects related to the change in each component of other comprehensive income (loss):

	Three Months Ended			Three Months Ended
	June 30, 2021			June 30, 2020
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Unrealized gain (loss) on available-for-sale securities	$(358)	$86	$(272)	$1,191	$(310)	$881
Reclassification adjustment for amounts related to available-for-sale investments included in net income (loss)	233	(56)	177	(686)	178	(508)
Reclassification adjustment for amounts related to defined benefit plan adjustments included in net income (loss)	307	(95)	212	277	(86)	191
Foreign currency translation adjustment	338	—	338	1,899	—	1,899
Total Other Comprehensive Income	$520	$(65)	$455	$2,681	$(218)	$2,463

	Six Months Ended			Six Months Ended
	June 30, 2021			June 30, 2020
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Unrealized gain (loss) on available-for-sale securities	$(433)	$104	$(329)	$(68)	$18	$(50)
Reclassification adjustment for amounts related to available-for-sale investments included in net income	55	(13)	42	730	(190)	540
Reclassification adjustment for amounts related to defined benefit plan adjustments included in net income	451	(140)	311	481	(149)	332
Foreign currency translation adjustment	(1,525)	—	(1,525)	249	—	249
Total Other Comprehensive Income (Loss)	$(1,452)	$(49)	$(1,501)	$1,392	$(321)	$1,071

15. EARNINGS (LOSS) PER SHARE

The calculation of basic and diluted earnings (loss) per share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2021	2020	2021	2020
Numerator
Net income (loss)	$5,086	$752	$5,982	$(9,217)
Denominator
Weighted average number of shares – basic	48,449	47,958	48,393	47,957
Effect of dilutive securities
PSUs, RSUs and restricted stock	816	296	722	—
Stock options	161	—	110	—
Weighted average number of shares – diluted	49,426	48,254	49,225	47,957
Earnings (loss) per share – basic	$0.10	$0.02	$0.12	$(0.19)
Earnings (loss) per share – diluted	$0.10	$0.02	$0.12	$(0.19)

For the three months ended June 30, 2021 and 2020, 0.4 million and 1.9 million stock options, respectively, and for the six months ended June 30, 2021 and 2020, 0.6 million and 2.3 million stock options, respectively, were outstanding but were not included in the computation of diluted earnings per share. These stock options were excluded because their exercise prices were greater than the average market price of the common shares during the applicable period, making them anti-dilutive under the treasury stock method.

For the three months ended June 30, 2021 and 2020, one thousand and fifteen thousand shares, respectively, and for the six months ended June 30, 2021 and 2020, three thousand and 0.1 million shares, respectively, of unvested PSUs, RSUs and restricted stock were excluded from the calculation of diluted earnings per share due to their anti-dilutive effect.

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

The performance of these segments is evaluated based on gross profit; therefore, selling, general and administrative expenses, research and development expenses, interest and dividend income, interest expense, net investment gain (loss), other income (expense), net and income tax benefit (expense) are reported on a Company-wide basis only. There is no inter-segment revenue. Asset information by reportable segment is not produced and, therefore, is not reported.

The following tables present information about the revenue and gross profit of our reportable segments:

	Three Months Ended
	June 30, 2021		June 30, 2020
(In thousands)	Revenue	Gross Profit	Revenue	Gross Profit
Network Solutions	$125,449	$55,435	$111,323	$47,252
Services & Support	17,783	7,233	17,392	6,220
Total	$143,232	$62,668	$128,715	$53,472

	Six Months Ended
	June 30, 2021		June 30, 2020
(In thousands)	Revenue	Gross Profit	Revenue	Gross Profit
Network Solutions	$239,258	$104,243	$208,695	$92,998
Services & Support	31,507	12,026	34,543	12,074
Total	$270,765	$116,269	$243,238	$105,072

Revenue by Category

In addition to our reportable segments, revenue is also reported for the following three categories – Access & Aggregation, Subscriber Solutions & Experience and Traditional & Other Products.

The table below presents revenue information by category:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2021	2020	2021	2020
Access & Aggregation	$90,964	$82,776	$160,038	$148,742
Subscriber Solutions & Experience	47,810	40,393	102,379	82,572
Traditional & Other Products	4,458	5,546	8,348	11,924
Total	$143,232	$128,715	$270,765	$243,238

Revenue by Geographic Area

The following table presents revenue information by geographic area:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2021	2020	2021	2020
United States	$94,656	$84,458	$181,141	$163,449
International	48,576	44,257	89,624	79,789
Total	$143,232	$128,715	$270,765	$243,238

17. LIABILITY FOR WARRANTY RETURNS

Our products generally include warranties of 90 days to five years for product defects. We accrue for warranty returns at the time of product shipment based on our historical return rate and estimate of the cost to repair or replace the defective products. We engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers. The increasing complexity of our products may cause warranty incidences, when they arise, to be more costly. Estimates regarding future warranty obligations may change due to product failure rates, material usage and other rework costs incurred in correcting a product failure. In addition, from time to time, specific warranty accruals may be recorded if unforeseen problems arise. Should our actual experience relative to these factors be worse than our estimates, we will be required to record additional warranty expense. The liability for warranty obligations totaled $6.0 million and $7.1 million as of June 30, 2021 and December 31, 2020, respectively, and is included in accrued expenses and other liabilities in the Condensed Consolidated Balance Sheets. During the three and six months ended June 30, 2021 and 2020, we had a reversal of prior provisions related to warranty expirations, the impact of which is reflected in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2021	2020	2021	2020
Balance at beginning of period	$6,472	$7,635	$7,146	$8,394
Plus: Amounts charged to cost and expenses	11	393	(220)	338
Less: Deductions	(486)	(734)	(929)	(1,438)
Balance at end of period	$5,997	$7,294	$5,997	$7,294

18. COMMITMENTS AND CONTINGENCIES

Shareholder Derivative Lawsuit

On March 31, 2020, a shareholder derivative suit, captioned Johnson (Derivatively on behalf of ADTRAN) v. Stanton, et al., Case No. 5:20-cv-00447, was filed in the U.S. District Court for the Northern District of Alabama against two of the Company’s current executive officers, one of its former executive officers, and certain current and former members of its Board of Directors. The derivative suit alleges, among other things, that the defendants made or caused the Company to make materially false and misleading statements regarding, and/or failed to disclose material adverse facts about, the Company’s business, operations and prospects, specifically relating to the Company’s internal control over financial reporting, excess and obsolete inventory reserves, financial results and demand from certain customers. The case was temporarily stayed pending an order on the defendants’ motion to dismiss in a separate securities class action case that included similar factual allegations, Burbridge v. ADTRAN, Inc., et al., Case No. 5:20-cv-00050-LCB (N.D. Ala.). The Burbridge case was dismissed on March 31, 2021, and the time to appeal the dismissal has expired, such that the dismissal is now final.  Following the dismissal, the plaintiff in the shareholder derivative suit sent a demand letter dated June 29, 2021 to ADTRAN’s Board of Directors.  The letter contains similar allegations to those made in the plaintiff’s filed complaint and in the now dismissed securities class action, and it demands, among other things, that the Board commence an investigation into the alleged wrongdoing.  We expect that the derivative suit will remain stayed pending the Board’s response to the demand. At this time, we are unable to predict the outcome of or estimate the possible loss or range of loss, if any, associated with the derivative lawsuit or the demand letter.

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

Performance Bonds

Certain contracts, customers and jurisdictions in which we do business require us to provide various guarantees of performance such as bid bonds, performance bonds and customs bonds. As of June 30, 2021 and December 31, 2020, we had commitments related to these bonds totaling $21.2 million and $15.2 million, respectively, which expire at various dates through August 2024. Although the triggering events vary from contract to contract, in general we would only be liable for the amount of these guarantees in the event of default under each contract, the probability of which we believe is remote.

In June 2020, the Company entered into a letter of credit with a bank to guarantee performance obligations under a contract with a certain customer. The obligations under this customer contract will be performed over multiple years. We reached the maximum value of our minimum collateral requirement of $15.0 million during the three months ended March 31, 2021 as the Company reached certain milestones through the first quarter of 2021 as outlined in the customer contract. The letter of credit was secured by a pledge of a portion of the Company’s fixed-income securities, which totaled $18.2 million as of June 30, 2021, of which less than $0.1 million is included in restricted cash and $18.2 million is included in long-term investments on the Condensed Consolidated Balance Sheet. This pledged collateral value will fluctuate as the Company changes the mix of the pledged collateral between restricted cash and investments. Any shortfalls in the minimum collateral value are required to be restored by the Company from available cash and cash equivalents, short-term investments and/or long-term investments. The collateral under the letter of credit will be released when all obligations under the customer contract have been met. As of June 30, 2021, the Company was in compliance with all contractual requirements under the letter of credit.

Investment Commitment

We have committed to invest up to an aggregate of $5.0 million in a private equity fund, of which $4.9 million has been invested as of June 30, 2021.

19. RESTRUCTURING

During the second half of 2019, the Company initiated a restructuring plan to realign its expense structure with the reduction in revenue experienced in recent years and overall Company objectives. As part of this restructuring plan, the Company announced plans to reduce its overall operating expenses, both in the U.S. and internationally. Management continued to assess the efficiency of operations during 2020 and the first half of 2021 and, in turn, consolidated locations and personnel, among other things, where possible.

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

The cumulative amount of restructuring expenses incurred as of June 30, 2021 for the restructuring plans was $12.5 million.

A reconciliation of the beginning and ending restructuring liability, which is included in accrued wages and benefits in the Condensed Consolidated Balance Sheets is as follows:

	Three Months Ended	Six Months Ended
(In thousands)	June 30, 2021	June 30, 2021
Balance at beginning of period	$2,077	$4,186
Plus: Amounts charged to cost and expense	8	309
Less: Amounts paid	(565)	(2,975)
Balance as of June 30, 2021	$1,520	$1,520

(In thousands)	For the Year Ended December 31, 2020
Balance as of December 31, 2019	$1,568
Plus: Amounts charged to cost and expense	6,229
Less: Amounts paid	(3,611)
Balance as of December 31, 2020	$4,186

Restructuring expenses included in the Condensed Consolidated Statements of Income (Loss) were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2021	2020	2021	2020
Cost of revenue	$-	$22	$15	$56
Selling, general and administrative expenses	3	489	145	572
Research and development expenses	5	681	149	1,117
Total restructuring expenses	$8	$1,192	$309	$1,745

Components of restructuring expense by geographic area were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2021	2020	2021	2020
United States	$3	$1,192	$212	$1,743
International	5	—	97	2
Total restructuring expenses	$8	$1,192	$309	$1,745

20. SUBSEQUENT EVENTS

On August 4, 2021, we announced that our Board of Directors declared a quarterly cash dividend of $0.09 per common share to be paid to the Company’s stockholders of record as of the close of business on August 19, 2021. The payment date will be September 2, 2021 in the aggregate amount of approximately $4.4 million.

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

This discussion is designed to provide the reader with information that will assist in understanding our condensed consolidated financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our condensed consolidated financial statements. See “Cautionary Note Regarding Forward-Looking Statements” on page 3 of this report for a description of important factors that could cause actual results to differ from expected results. See also Part 1, Item 1A, Risk Factors, of the 2020 Form 10‑K and Part II, Item 1A, Risk Factors of this Form 10-Q.

OVERVIEW

ADTRAN is a leading global provider of networking and communications platforms, systems and services focused on the broadband access market, serving a diverse domestic and international customer base in multiple countries that includes Tier-1, -2 and -3 service providers, alternative service providers, such as utilities, municipalities and fiber overbuilders, cable/MSOs, SMBs and distributed enterprises. Our innovative solutions and services enable voice, data, video and internet-communications across a variety of network infrastructures and are currently in use by millions worldwide. We support our customers through our direct global sales organization and our distribution networks. Our success depends upon our ability to increase unit volume and market share through the introduction of new products and succeeding generations of products having optimal selling prices and increased functionality as compared to both the prior generation of a product and to the products of competitors in order to gain market share. In order to service our customers and grow revenue, we are continually conducting research and development of new products addressing customer needs and testing those products for the specific requirements of the particular customers. We are focused on being a top global supplier of access infrastructure and related value-added solutions from the cloud edge to the subscriber edge. We offer a broad portfolio of flexible software and hardware network solutions and services that enable service providers to meet today’s service demands, while enabling them to transition to the fully-converged, scalable, highly-automated, cloud-controlled voice, data, internet and video network of the future. In addition to our corporate headquarters in Huntsville, Alabama, we have sales and research and development facilities in strategic global locations.

An important part of our strategy is to reduce the cost of each succeeding product generation and to pass on the cost savings achieved to our customers in order to gain market share and/or improve gross margins. As a part of this strategy, we seek to be a high-quality and low-cost provider of products in our markets. Our success to date is attributable in large measure to our ability to design our products initially with a view to their subsequent redesign, allowing both increased functionality and reduced manufacturing costs in each succeeding product generation. This strategy enables us to sell succeeding generations of products to existing customers, while increasing our market share by selling these enhanced products to new customers.

We ended the second quarter of 2021 with a year-over-year revenue increase of 11.3% as compared to the three months ended June 30, 2020, driven by increased shipments to regional service providers in the U.S., alternative network operators in Europe and international Tier-1 customers. During the second quarter of 2021, we had three 10% revenue customers geographically diversified, two U.S. distributors and one international customer. Our year-over-year domestic revenue growth of 12.1% was driven by growth in Tier-3 carrier categories due to additional fiber access deployments in both access equipment and CPE as well as a certain U.S.-based MSO. Internationally, our revenue increased by 9.8% compared to the prior year period, primarily driven by access network builds in the Asia Pacific region, with a focus on Australia, increased shipments to alternative network operators and a Tier-1 operator in Europe. Additionally, fiber access continued to experience revenue growth, and, during 2020 we announced multiple long-term Tier-1 next-generation fiber access deals in Europe and the U.S., positioning us well for the next access network upgrade investment cycle.

In March 2020, the World Health Organization declared the novel coronavirus (COVID-19) outbreak a global pandemic. The SARS-CoV-2 coronavirus (or variants of the SARS-CoV-2 coronavirus, including the Delta variant) continues to spread throughout the U.S. and the world and has resulted in authorities implementing varying  measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. Although vaccines have been approved and are being distributed, it cannot be predicted how long it will take before market conditions return to normal and there can be no assurance that the economic recovery will occur or offset the uncertainty and instability triggered by the pandemic. New and potentially more contagious variants of the COVID-19 virus are developing in several countries, including regions in which we have significant operations. The COVID-19 variants could further amplify the impact of the pandemic. While we are unable to accurately predict the full impact that the COVID-19 global pandemic will have on our results of operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures, our compliance with these measures has impacted our day-to-day operations and could disrupt our business and operations, as well as that of our key customers, suppliers and other counterparties, for an indefinite period of time. We have experienced some impact to our supply chain given COVID-19 and the related global semiconductor chip shortage, including delays in supply chain deliveries, extended lead times and shortages of some key components, some raw material cost increases and slowdowns at certain production facilities. We have also had to increase our volume of inventory to ensure supply continuity during the pandemic. In addition, we have experienced significant increases in freight-related costs. While throughout the pandemic we have seen increased demand in networking requirements and utilization due to social distancing guidelines issued by governments, as well as COVID-19 related reductions in travel and infrastructure expenses, it is possible that we could experience some slowdown in demand, further supply chain issues and an increased impact from the ongoing semiconductor shortage and shortages of certain other key components as the pandemic continues. If the impacts of this shortage are more severe than we expect, it could result in longer lead times, inventory supply challenges and further increased costs, all of which could result in the deterioration of our results, potentially for a longer period than currently anticipated. To support the health and well-being of our employees, customers, partners and communities, many of our employees are working remotely as of the date of filing this report. However, there is risk that a number of our employees could be infected with COVID-19, including our key personnel. In addition, actions that have been taken and that may be taken by the Company, its customers, suppliers and counterparties in response to the pandemic, including the implementation of alternative work arrangements for certain employees, as well as the impacts to our supply chain, including delays in supply chain deliveries and the related global semiconductor chip shortage, have delayed and may continue to delay the timing of some orders and expected deliveries. Lastly, even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of any economic recession that has occurred or may occur in the future as a result of the COVID-19 pandemic.

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

Our operating results may also fluctuate as a result of a number of other factors, including a decline in general economic and market conditions, specifically the decline that initially resulted from the COVID-19 pandemic and that may recur, foreign currency exchange rate movements, increased competition, customer order patterns, changes in product and services mix, timing differences between price decreases and product cost reductions, product warranty returns, expediting costs, tariffs and announcements of new products by us or our competitors. Additionally, maintaining sufficient inventory levels to assure prompt delivery of our products increases the amount of inventory that may become obsolete and increases the risk that the obsolescence of this inventory may have an adverse effect on our business and operating results. Also, not maintaining sufficient inventory levels to assure prompt delivery of our products may cause us to incur expediting costs to meet customer delivery requirements, which may negatively impact our operating results in a given quarter. In recent years, the Company initiated restructuring plans to realign its expense structure with the reduction in revenue experienced and with overall Company objectives. Management assessed the efficiency of our operations and consolidated locations and personnel, among other things, and implemented certain cost savings initiatives, where possible. See Note 19 of the Notes to Condensed Consolidated Financial Statements included in Part 1, Item 1 of this report for additional information on this restructuring.

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

RESULTS OF OPERATIONS – THREE AND SIX MONTHS ENDED JUNE 30, 2021 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2020

The following table presents selected financial information derived from our Condensed Consolidated Statements of Income (Loss) expressed as a percentage of revenue for the periods indicated. Amounts may not foot due to rounding.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue
Network Solutions	87.6%	86.5%	88.4%	85.8%
Services & Support	12.4	13.5	11.6	14.2
Total Revenue	100.0	100.0	100.0	100.0
Cost of Revenue
Network Solutions	48.9	49.8	49.9	47.6
Services & Support	7.4	8.7	7.2	9.2
Total Cost of Revenue	56.2	58.5	57.1	56.8
Gross Profit	43.8	41.5	42.9	43.2
Selling, general and administrative expenses	21.5	23.9	21.5	23.6
Research and development expenses	19.5	22.3	20.5	24.1
Asset impairments	—	—	—	—
Operating Income (Loss)	2.7	(4.7)	1.0	(4.5)
Interest and dividend income	0.2	0.3	0.2	0.3
Interest expense	—	—	—	—
Net investment gain (loss)	1.4	7.7	1.1	(0.4)
Other income (expense), net	—	(1.4)	0.7	(0.3)
Income (Loss) Before Income Taxes	4.3	1.9	3.0	(4.9)
Income tax (expense) benefit	(0.8)	(1.3)	(0.8)	1.1
Net Income (Loss)	3.6%	0.6%	2.2%	(3.8)%

REVENUE

Our revenue increased 11.3% from $128.7 million for the three months ended June 30, 2020 to $143.2 million for the three months ended June 30, 2021 and increased 11.3% from $243.2 million for the six months ended June 30, 2020 to $270.8 million for the six months ended June 30, 2021. The increase in revenue for the three and six months ended June 30, 2021 was primarily attributable to a $8.2 million and $11.3 million increase in Access & Aggregation revenue, respectively, and a $7.4 million and $19.8 million increase in Subscriber Solutions & Experience revenue, respectively, partially offset by a $1.1 million and $3.6 million decrease in the revenue of our Traditional & Other Products, respectively.

Network Solutions segment revenue increased 12.7% from $111.3 million for the three months ended June 30, 2020 to $125.4 million for the three months ended June 30, 2021 and increased 14.6% from $208.7 million for the six months ended June 30, 2020 to $239.3 million for the six months ended June 30, 2021. The increase in revenue for the three and six months ended June 30, 2021 was due primarily to revenue of Subscriber Solutions & Experience and Access & Aggregation products. The increase in Subscriber Solutions & Experience revenue for the three and six months ended June 30, 2021 was primarily attributable to increased volume of network termination and Fiber CPE. The increase in the Access & Aggregation category for the three and six months ended June 30, 2021 was due to increased volume of fiber access and residential gateways. While we expect that revenue from Traditional & Other Products will continue to decline over time, this revenue may fluctuate and continue for years because of the time required for our customers to transition to newer technologies.

Services & Support segment revenue increased 2.2% from $17.4 million for the three months ended June 30, 2020 to $17.8 million for the three months ended June 30, 2021 and decreased 8.8% from $34.5 million for the six months ended June 30, 2020 to $31.5 million for the six months ended June 30, 2021. The increase in revenue for the three months ended June 30, 2021 was primarily attributable to increased maintenance and managed services. The decrease in revenue for the six months ended June 30, 2021 was primarily attributable to decreased network planning and implementation services partially offset by an increase in maintenance services.

International revenue, which is included in the amounts for both the Network Solutions and Services & Support segments discussed above, increased 9.8% from $44.3 million for the three months ended June 30, 2020 to $48.6 million for the three months ended June 30, 2021 and increased 12.3% from $79.8 million for the six months ended June 30, 2020 to $89.6 million for the six months ended June 30, 2021. International revenue, as a percentage of total revenue, decreased from 34.4% for the three months ended June 30, 2020 to 33.9% for the three months ended June 30, 2021 and increased from 32.8% for the six months ended June 30, 2020 to 33.1% for the six months ended June 30, 2021. The decrease in international revenue as a percentage of total revenue for the three months ended June 30, 2021, was primarily attributable to a reduction in shipments to two international Tier-1 customers. The increase in percentage of international revenue for the six months ended June 30, 2021, was primarily driven by access network builds in the Asia Pacific region with a focus on Australia, increased shipments to alternative network operators in Europe and revenue from a Tier-1 operator in Europe.

Our international revenue is largely focused on broadband infrastructure and is consequently affected by the decisions of our customers as to timing for installation of new technologies, expansion of their networks and/or network upgrades. Our international customers must make these decisions in the regulatory and political environment in which they operate – both nationally and in some instances, regionally – whether of a multi-country region or a more local region within a country. The competitive landscape in certain international markets is also affected by the increased presence of Asian manufacturers that seek to compete aggressively on price. Our revenue and operating income in some international markets can be negatively impacted by a strengthening U.S. dollar. Consequently, while we expect the global trend towards deployment of more robust broadband speeds and access to continue creating additional market opportunities for us, the factors described above may result in negative pressure on revenue and operating income.

COST OF REVENUE

As a percentage of revenue, cost of revenue decreased from 58.5% for the three months ended June 30, 2020 to 56.2% for the three months ended June 30, 2021 and increased from 56.8% for the six months ended June 30, 2020 to 57.1% for the six months ended June 30, 2021. For the three months ended June 30, 2021, the decrease was primarily attributable to changes in customer and product mix and changes in services and support mix. For the six months ended June 30, 2021, the increase was primarily attributable to changes in customer and product mix, a regional revenue shift and the negative impact of supply constraints.

Network Solutions cost of revenue, as a percentage of that segment’s revenue, decreased from 57.6% for the three months ended June 30, 2020 to 55.8% for the three months ended June 30, 2021 and increased from 55.4% for the six months ended June 30, 2020 to 56.4% for the six months ended June 30, 2021. The decrease in cost of revenue as a percentage of revenue for the three months ended June 30, 2021 was primarily attributable to changes in customer and product mix and changes in services and support mix. The increase in cost of revenue as a percentage of revenue for the six months ended June 30, 2021 was primarily attributable to changes in customer and product mix, a regional revenue shift, and the negative impact of supply constraints.

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

Services & Support cost of revenue, as a percentage of that segment’s revenue, decreased from 64.2% for the three months ended June 30, 2020 to 59.3% for the three months ended June 30, 2021 and decreased from 65.0% for the six months ended June 30, 2020 to 61.8% for the six months ended June 30, 2021. The decrease in cost of revenue as a percentage of revenue for the three and six months ended June 30, 2021 was primarily attributable to customer mix, changes in services and support mix.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

As a percentage of revenue, selling, general and administrative expenses decreased from 23.9% for the three months ended June 30, 2020 to 21.5% for the three months ended June 30, 2021 and decreased from 23.6% for the six months ended June 30, 2020 to 21.5% for the six months ended June 30, 2021. Selling, general and administrative expenses as a percentage of revenue will generally fluctuate whenever there is a significant fluctuation in revenue for the periods being compared.

Selling, general and administrative expenses increased 0.2% from $30.8 million for the three months ended June 30, 2020 to $30.9 million for the three months ended June 30, 2021 and increased 1.5% from $57.4 million for the six months ended June 30, 2020 to $58.3 million for the six months ended June 30, 2021. The increase in selling, general and administrative expenses for the three months ended June 30, 2021 was primarily attributable to increased professional and consulting fees, partially offset by the capitalization of certain costs related to our ongoing ERP implementation project. The increase in selling, general and administrative expenses for the six months ended June 30, 2021 was primarily attributable to increased deferred compensation related costs and professional and consulting fees, partially offset by decreases in travel related expense and the capitalization of certain costs related to our ongoing ERP implementation project.

RESEARCH AND DEVELOPMENT EXPENSES

As a percentage of revenue, research and development expenses decreased from 22.3% for the three months ended June 30, 2020 to 19.5% for the three months ended June 30, 2021 and decreased from 24.1% for the six months ended June 30, 2020 to 20.4% for the six months ended June 30, 2021. Research and development expenses as a percentage of revenue will fluctuate whenever there are incremental product development activities or significant fluctuations in revenue for the periods being compared.

Research and development expenses decreased 2.9% from $28.7 million for the three months ended June 30, 2020 to $27.9 million for the three months ended June 30, 2021 and decreased 5.5% from $58.6 million for the six months ended June 30, 2020 to $55.4 million for the six months ended June 30, 2021. The decrease in research and development expenses for the three and six months ended June 30, 2021 was primarily attributable to lower personnel costs which were mainly the result of our restructuring programs, partially offset by increased contract services.

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

ASSET IMPAIRMENTS

Asset impairments, which were $0.1 million for the six months ended June 30, 2020, related to the abandonment of certain information technology projects in which we had previously capitalized costs. There were no asset impairments recognized during the three months ended June 30, 2020 or June 30, 2021 or for the six months ended June 30, 2021.

INTEREST AND DIVIDEND INCOME

Interest and dividend income remained constant at $0.3 million for the three months ended June 30, 2020 and June 30, 2021 and decreased 21.0% from $0.7 million for the six months ended June 30, 2020 to $0.5 million for the six months ended June 30, 2021. The decrease in interest and dividend income was primarily attributable to a decline in our investment balances as well as a decrease in the rate of return on our investments due to lower interest rates. Our total investments decreased from $93.4 million as of June 30, 2020 to $85.6 million as of June 30, 2021.

INTEREST EXPENSE

Interest expense was less than $0.1 million for each of the three and six months ended June 30, 2021 and 2020. Interest expense during the first half of 2021 was primarily related to our Revolving Credit Agreement that we entered into during the fourth quarter of 2020.  Interest expense during the first half of 2020 was primarily related to certain taxable revenue bonds.

NET INVESTMENT GAIN (LOSS)

We recognized a net investment gain of $9.9 million and $2.0 million for the three months ended June 30, 2020 and June 30, 2021, respectively, and a net investment loss of $1.0 million and a net investment gain of $3.0 million for the six months ended June 30, 2020 and June 30, 2021, respectively. The fluctuations in our net investments were primarily attributable to changes in the fair value of our securities recognized during the period. We expect that any future market volatility, whether from COVID-19 or other factors, will result in continued volatility in our investment portfolio. See Note 6 of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report, and “Investing Activities” in “Liquidity and Capital Resources” below for additional information.

OTHER INCOME (EXPENSE), NET

Other income (expense), net, which primarily consisted of gains and losses on foreign currency transactions, improved from expense of $1.8 million for the three months ended June 30, 2020 to income of less than $0.1 million for the three months ended June 30, 2021 and improved from expense of $0.6 million for the six months ended June 30, 2020 to income of $2.0 million for the six months ended June 30, 2021.

INCOME TAX EXPENSE (BENEFIT)

Our effective tax rate decreased from an expense of 68.5% for the three months ended June 30, 2020 to an expense of 18.1% for the three months ended June 30, 2021 and increased from a benefit of 22.9% for the six months ended June 30, 2020 to an expense of 26.7% for the six months ended June 30, 2021. The change in the effective tax rate for the three months ended June 30, 2021 was impacted by tax expense in our international operations and additional changes in the valuation allowance related to our domestic operations. The change in the effective tax rate for the six months ended June 30, 2021 was primarily driven by a tax benefit of $7.4 million recognized during the six months ended June 30, 2020 as a result of the enactment of the CARES Act in March 2020. See Note 4 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for additional information.

NET INCOME (LOSS)

As a result of the above factors, net income (loss) increased from net income of $0.8 million for the three months ended June 30, 2020 to net income of $5.1 million for the three months ended June 30, 2021 and improved from a net loss of $9.2 million for the six months ended June 30, 2020 to net income of $6.0 million for the six months ended June 30, 2021.

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

As of June 30, 2021, cash on hand was $69.9 million and short-term investments were $2.8 million, which resulted in available short-term liquidity of $72.7 million, of which $45.8 million was held by our foreign subsidiaries. As of December 31, 2020, cash on hand was $60.2 million and short-term investments were $3.1 million, which resulted in available short-term liquidity of $63.3 million, of which $49.7 million was held by our foreign subsidiaries. Generally, we intend to permanently reinvest funds held outside the U.S., except to the extent that any of these funds can be repatriated without withholding tax.

During the fourth quarter of 2020, the Company entered into a Revolving Credit and Security Agreement and related Promissory Note (together, the “Revolving Credit Agreement”) with Cadence Bank, N.A., as lender (the “Lender”). The Revolving Credit Agreement provides the Company with a new $10.0 million secured revolving credit facility. Loans under the Revolving Credit Agreement will bear interest at a rate equal to 1.50% over the screen rate as obtained by Reuter’s, Bloomberg or another commercially available source as may be designated by the Lender from time to time; provided, however, that in no event shall the applicable rate of interest under the Revolving Credit Agreement be less than 1.50% per annum. Such loans are secured by all of the cash, securities, securities entitlements and investment property in a certain bank account, as outlined in the Revolving Credit Agreement, at a maximum loan-to-value ratio of 75% determined by dividing the full commitment amount under the Revolving Credit Agreement on the date of testing, determined by the Lender each fiscal quarter, by the market value of the collateral. Based on the market value of the collateral at June 30, 2021, the Company had $10.0 million of loan availability under the revolving credit facility as of such date. The Revolving Credit Agreement matures on November 4, 2021, subject to earlier termination upon the occurrence of certain events of default. The Company entered into the Revolving Credit Agreement in order to increase the flexibility and management of its short-term liquidity. To date, the Company has not made any draws under the Revolving Credit Agreement. The Company agreed to certain negative covenants that are customary for credit arrangements of this type, including, among other things, restrictions on the Company’s ability to enter into mergers, acquisitions or other business combination transactions, grant liens or suffer a material adverse change in the condition or affairs (financial or otherwise) of the Company, which negative covenants are subject to certain exceptions. The Company must be in compliance with all covenants to be able to draw on the line of credit. As of June 30, 2021, the Company was in compliance with all covenants.

Operating Activities

Our working capital, defined as current assets less current liabilities, increased 2.3% from $223.2 million as of December 31, 2020 and $228.4 million as of June 30, 2021, and our current ratio, defined as current assets divided by current liabilities, decreased from 3.37 as of December 31, 2020 to 2.97 as of June 30, 2021. The increase in our working capital and decrease in our current ratio were primarily attributable to an increase in accounts receivable, cash and cash equivalents and prepaid expenses and other current assets partially offset by an increase in accounts payable and a decrease in inventory. The quick ratio, defined as cash, cash equivalents, short-term investments, and net accounts receivable, divided by current liabilities, decreased from 1.72 as of December 31, 2020 to 1.68 as of June 30, 2021. The decrease in the quick ratio was primarily attributable to increases in accounts receivable and cash and cash equivalents partially offset by an increase in accounts payable.

Net accounts receivable increased 24.1% from $98.8 million as of December 31, 2020 to $122.7 million as of June 30, 2021. Our allowance for expected credit losses was $38 thousand as of December 31, 2020. There was no allowance for expected credit losses as of June 30, 2021. The increase in net accounts receivable was due to an increase in sales volume and the timing of shipments within the quarter. Quarterly accounts receivable DSO increased from 70 days as of December 31, 2020 to 78 days as of June 30, 2021. The increase in DSO was due to the timing of product shipments and customer mix.

Other receivables decreased 7.0% from $21.5 million as of December 31, 2020 to $20.2 million as of June 30, 2021. The decrease in other receivables was primarily attributable to a decrease in contract manufacturer purchases and tax receivables partially offset by an increase in contract assets.

Quarterly inventory turnover increased from 2.5 turns as of December 31, 2020 to 2.7 turns as of June 30, 2021. Inventory decreased 5.1% from $125.5 million as of December 31, 2020 to $119.0 million as of June 30, 2021. While we remain subject to COVID-19 uncertainties related to supply chain and demand, we expect inventory levels to fluctuate as we attempt to maintain sufficient inventory in response to seasonal cycles of our business and ensuring competitive lead times while managing the risk of inventory.

Accounts payable increased 33.2% from $49.9 million as of December 31, 2020 to $66.5 million as of June 30, 2021. Accounts payable will fluctuate due to variations in the timing of the receipt of supplies, inventory and services and our subsequent payments for these purchases.

Investing Activities

Capital expenditures totaled approximately $2.2 million and $3.1 million for the six months ended June 30, 2021 and 2020, respectively. These expenditures were primarily used to purchase manufacturing and test equipment, software, computer hardware and to finance building improvements.

Our combined short-term and long-term investments increased $2.3 million from $83.3 million as of December 31, 2020 to $85.6 million as of June 30, 2021. This increase reflects the impact of net realized and unrealized gains and losses on our investments.

We typically invest all available cash not required for immediate use in operations, primarily in securities that we believe bear minimal risk of loss. See Note 6 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for additional information. As of June 30, 2021, our corporate bonds, municipal bonds, asset-backed bonds, mortgage/agency bonds, U.S. government bonds, other government bonds and variable-rate demand notes were classified as available-for-sale and had a combined duration of 1.66 years with an average Standard & Poor’s credit rating of AA-. Because our investment portfolio has a high-quality rating and contractual maturities of short duration, we are able to obtain prices for these bonds derived from observable market inputs, or for similar securities traded in an active market, on a daily basis.

Our long-term investments increased 3.3% from $80.1 million as of December 31, 2020 to $82.8 million as of June 30, 2021.  Our investments include various marketable equity securities classified as long-term investments with a fair market value of $12.1 million and $11.0 million as of June 30, 2021 and December 31, 2020, respectively. Long-term investments as of June 30, 2021 and December 31, 2020 also included $25.9 million and $23.9 million, respectively, related to our deferred compensation plans.

Financing Activities

Dividends

In July 2003, our Board of Directors elected to begin declaring quarterly dividends on our common stock considering the tax treatment of dividends and adequate levels of Company liquidity. During each of the six months ended June 30, 2021 and 2020, we paid dividends totaling $8.7 million. The continued payment of dividends is at the discretion of the Company’s Board of Directors and is subject to general business conditions and ongoing financial results of the Company.

Stock Option Exercises

To accommodate employee stock option exercises, the Company issued 0.1 million and 0.2 million shares of treasury stock which resulted in proceeds of $2.3 million and $3.6 million during the three and six months ended June 30, 2021, respectively. No stock options were exercised during the three and six months ended June 30, 2020.

Off-Balance Sheet Arrangements

We do not have off-balance sheet financing arrangements and have not engaged in any related party transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources.

Contractual Obligations

Certain contracts, customers and jurisdictions in which we do business require us to provide various guarantees of performance such as bid bonds, performance bonds and customs bonds. As of June 30, 2021 and December 31, 2020, we had commitments related to these bonds totaling $21.2 million and $15.3 million, respectively, which expire at various dates through August 2024. Although the triggering events vary from contract to contract, in general we would only be liable for the amount of these guarantees in the event of default under each contract, the probability of which we believe is remote.

In June 2020, the Company entered into a letter of credit with a bank to guarantee performance obligations under a contract with a certain customer. The obligations under this customer contract will be performed over multiple years. We reached the maximum value of our minimum collateral requirement of $15.0 million during the three months ended March 31, 2021, as the Company reached certain milestones through the first quarter of 2021 as outlined in the customer contract. The letter of credit was secured by a pledge of a portion of the Company’s fixed-income securities, which totaled $18.2 million as of June 30, 2021, of which less than $0.1 million is included in restricted cash and $18.2 million is included in long-term investments on the Condensed Consolidated Balance Sheet. This pledged collateral value will fluctuate as the Company changes the mix of the pledged collateral between restricted cash and investments. Any shortfalls in the minimum collateral value are required to be restored by the Company from available cash and cash equivalents, short-term investments and/or long-term investments. The collateral under the letter of credit will be released when all obligations under the customer contract have been met. As of June 30, 2021, the Company was in compliance with all contractual requirements under the letter of credit.

We have committed to invest up to an aggregate of $5.0 million in a private equity fund, of which $4.9 million has been invested as of June 30, 2021.

During the six months ended June 30, 2021, there have been no other material changes in contractual obligations and commercial commitments from those discussed in the 2020 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in foreign currency rates, prices of marketable equity and fixed-income securities. In addition, the ongoing global pandemic raises the possibility of an extended economic downturn and has caused volatility in financial markets. The primary objective of the large majority of our investment activities is to preserve principal while at the same time achieving appropriate yields without significantly increasing risk. To achieve this objective, a majority of our marketable securities are investment grade, fixed-rate bonds and municipal money market instruments denominated in U.S. dollars. Our investment policy provides limitations for issuer concentration, by restricting, at the time of purchase, the concentration in any one issuer to 5% of the market value of our total investment portfolio.

We maintain depository investments with certain financial institutions. Although these depository investments may exceed government insured depository limits, we have evaluated the credit-worthiness of these financial institutions and determined the risk of material financial loss due to exposure of such credit risk to be minimal. As of June 30, 2021, $67.2 million of our cash and cash equivalents, primarily certain domestic money market funds and foreign depository accounts, were in excess of government provided insured depository limits.

As of June 30, 2021, approximately $45.5 million of our cash and investments may be directly affected by changes in interest rates. As of June 30, 2021, we held $6.5 million of cash and variable-rate investments where a change in interest rates would impact our interest income. A hypothetical 50 basis point decline in interest rates as of June 30, 2021, assuming all other variables remain constant, would reduce annualized interest income on our cash and investments by less than approximately $0.1 million. In addition, we held $39.0 million of fixed-rate bonds whose fair values may be directly affected by a change in interest rates. A hypothetical 50 basis point increase in interest rates as of June 30, 2021, assuming all other variables remain constant, would reduce the fair value of our fixed-rate bonds by approximately $0.3 million.

We are exposed to changes in foreign currency exchange rates to the extent that such changes affect our revenue and gross margin on revenue derived from some international customers, expenses, and assets and liabilities held in non-functional currencies related to our foreign subsidiaries. Our primary exposures to foreign currency exchange rate movements are with our German subsidiary, whose functional currency is the Euro, and our Australian subsidiary, whose functional currency is the Australian dollar. Our revenue is primarily denominated in the respective functional currency of the subsidiary and paid in that subsidiary’s functional currency or certain other local currency, our global supply chain predominately invoices us in the respective functional currency of the subsidiary and is paid in U.S. dollars and some of our operating expenses are invoiced and paid in certain local currencies (approximately 10% of total operating expense for both the three and six months ended June 30, 2021). Therefore, our revenues, gross margins, operating expense and operating income are all subject to foreign currency fluctuations. As a result, changes in currency exchange rates could cause variations in our operating income.

We have certain customers and suppliers who are invoiced or pay in a non-functional currency. Changes in the monetary exchange rates used to invoice such customers versus the functional currency of the entity billing such customers may adversely affect our results of operations and financial condition. To manage the volatility relating to these typical business exposures, we may enter into various derivative transactions, when appropriate. We do not hold or issue derivative instruments for trading or other speculative purposes. All non-functional currencies billed would result in a combined hypothetical gain or loss of $3.0 million if the U.S. dollar weakened or strengthened 10% against the billing currencies. This change represents an increase in the amount of hypothetical gain or loss compared to prior periods and is mainly due to an increase in U.S. dollar denominated billings in a non-U.S. dollar denominated subsidiary. Although we do not currently hold any derivative instruments, any gain or loss would be partially mitigated by any derivative instruments held.

As of June 30, 2021, we had certain material contracts subject to currency revaluation, including accounts receivable, accounts payable and lease liabilities, denominated in foreign currencies. As of June 30, 2021, we did not have any forward contracts outstanding.

For further information about the fair value of our investments as of June 30, 2021, see Note 6 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Shareholder Derivative Lawsuit

On March 31, 2020, a shareholder derivative suit, captioned Johnson (Derivatively on behalf of ADTRAN) v. Stanton, et al., Case No. 5:20-cv-00447, was filed in the U.S. District Court for the Northern District of Alabama against two of the Company’s current executive officers, one of its former executive officers, and certain current and former members of its Board of Directors. The derivative suit alleges, among other things, that the defendants made or caused the Company to make materially false and misleading statements regarding, and/or failed to disclose material adverse facts about, the Company’s business, operations and prospects, specifically relating to the Company’s internal control over financial reporting, excess and obsolete inventory reserves, financial results and demand from certain customers. The case was temporarily stayed pending an order on the defendants’ motion to dismiss in a separate securities class action case that included similar factual allegations, Burbridge v. ADTRAN, Inc., et al., Case No. 5:20-cv-00050-LCB (N.D. Ala.). The Burbridge case was dismissed on March 31, 2021, and the time to appeal the dismissal has expired, such that the dismissal is now final.  Following the dismissal, the plaintiff in the shareholder derivative suit sent a demand letter dated June 29, 2021 to ADTRAN’s Board of Directors.  The letter contains similar allegations to those made in the plaintiff’s filed complaint and in the now dismissed securities class action, and it demands, among other things, that the Board commence an investigation into the alleged wrongdoing. We expect that the derivative suit will remain stayed pending the Board’s response to the demand. At this time, we are unable to predict the outcome of or estimate the possible loss or range of loss, if any, associated with the derivative lawsuit or the demand letter.

ITEM 1A. RISK FACTORS

A list of factors that could materially affect our business, financial condition or operating results is described in Part I, Item 1A, “Risk Factors” in the 2020 Form 10-K. There have been no material changes to our risk factors from those disclosed in Part I, Item 1A, “Risk Factors” in the 2020 Form 10-K, other than as described in the risk factors below.

The ongoing COVID-19 pandemic has impacted and may continue to impact our business, results of operations and financial condition, particularly our supply chain and workforce.

The global spread of COVID-19 created significant volatility, uncertainty and economic disruption. The restrictions imposed to prevent the spread of COVID-19 disrupted economic activity, resulting in reduced commercial and consumer confidence and spending, increased unemployment, closure or restricted operating conditions for businesses, volatility in the global capital markets, instability in the credit and financial markets, labor shortages, regulatory relief for impacted consumers and disruption in supply chains. COVID-19, as well as intensified measures undertaken to contain the spread of COVID-19, could adversely affect demand for our products and services in the future. A decrease in orders could negatively affect our revenues in future periods, particularly if experienced on a sustained basis. Also, we may be unable to collect receivables from those customers significantly impacted by COVID-19.

In addition, we have experienced disruption and delays in our supply chain and with certain of our manufacturing partners, and those limitations could continue and/or be reinstated if the number of COVID-19 cases in particular regions were to increase. As a result, there is considerable uncertainty regarding the duration of such limitations and potential future restrictions, and complexity in ensuring compliance. Our supply chain has also been affected by measures implemented in response to the pandemic and the related global semiconductor chip shortage, and our suppliers may not have the materials, capacity or capability to supply us with the components necessary for continuing our manufacturing operations or development efforts at our normal levels. There are also restrictions and delays on logistics, such as air cargo carriers, as well as increased logistics costs due to limited capacity and high demands for freight forwarders. Although we continue to work with our supply chain and dual source partners to take the necessary steps to mitigate disruption of supply, there can be no assurance that the ongoing disruptions due to COVID-19 and the related global semiconductor chip shortage will be resolved in the near term, which could result in longer lead times, inventory supply challenges and further increased costs, all of which could adversely affect our business, financial condition, and results of operations.

Although vaccines have been approved and are being distributed, it cannot be predicted how long it will take before market conditions return to normal and there can be no assurance that the economic recovery will occur or offset the uncertainty and instability triggered by the pandemic. New and potentially more contagious variants of the COVID-19 virus are developing in several countries, including regions in which we have significant operations. The COVID-19 variants could further amplify the impact of the pandemic.

To support the health and well-being of our employees, customers, partners and communities, many of our employees are working remotely as of the date of filing this report. However, there is risk that a number of our employees could be infected with COVID-19, including our key personnel. In addition, actions that have been taken and that may be taken by the Company, its customers, suppliers and counterparties in response to the pandemic, including the implementation of alternative work arrangements for certain employees, as well as the impacts to our supply chain, including delays in supply chain deliveries and the related global semiconductor chip shortage, have delayed and may continue to delay the timing of some orders and expected deliveries. The disruptions to our operations caused by COVID-19, the related global semiconductor chip shortage and actions by other parties have resulted in and may continue to result in inefficiencies and additional costs in our product development, sales, marketing and customer service efforts that we cannot fully mitigate. These additional costs may be partially offset by reduced travel expenses as a result of travel restrictions that we have in place, as well as lower marketing-related costs.

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

In June 2016, the UK held a referendum, commonly referred to as “Brexit,” in which the majority of voters elected to withdraw from the EU. The UK formally departed from the EU on Friday, January 31, 2020. The UK and the EU have signed an EU-UK Trade and Cooperation Agreement, which became provisionally applicable on January 1, 2021 and went into force permanently on May 1, 2021, following formal approval by the United Kingdom and the EU. The agreement is limited in its scope primarily to the trade of goods, transport, energy links and fishing, and uncertainties remain relating to certain aspects of the UK's future economic, trading and legal relationships with the EU and with other countries. The actual or potential consequences of Brexit, and the associated uncertainty, could adversely affect economic and market conditions in the UK, the EU and its member states, and elsewhere, and could contribute to instability in global financial markets. The past year has been challenging for the credit markets due to a shift from a time of quantitative easing to a time of quantitative tightening by central banks around the world.  If global economic and market conditions, or economic conditions in key markets, remain uncertain or further deteriorate, we may experience material impacts on our business and operating results. We may also be adversely affected in ways that we do not currently anticipate.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth repurchases of our common stock for the months indicated:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2021 – April 30, 2021	—	$—	—	2,545,430
May 1, 2021 – May 31, 2021	—	$—	—	2,545,430
June 1, 2021 – June 30, 2021	—	$—	—	2,545,430
Total	—		—

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

ITEM 6. EXHIBITS

Exhibits.

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of ADTRAN, Inc.

3.2	Bylaws, as Amended, of ADTRAN, Inc. (Exhibit 3.1 to ADTRAN’s Form 8-K filed July 23, 2020)

10.1*	Form of Restricted Stock Award Agreement under the ADTRAN, Inc. 2020 Directors Stock Plan

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020; (ii) Condensed Consolidated Statements of Income (Loss) for the three and six months ended June 30, 2021 and 2020; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2021 and 2020; (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2021 and 2020; (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020; and (vi) Notes to Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Represents a management compensation plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADTRAN, Inc. (Registrant)

Date: August 6, 2021	/s/ Michael Foliano
Michael Foliano
Senior Vice President of Finance and
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)