Form 10-Q
period 2021-09-30
ADTRAN INC
filed 2021-11-05
CIK 926282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 1, 2021, the registrant had 48,679,989 shares of common stock, $0.01 par value per share, outstanding.

ADTRAN, Inc.

Quarterly Report on Form 10-Q

For the Three and Nine Months Ended September 30, 2021

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of ADTRAN, Inc. (“ADTRAN”, the “Company”, “we”, “our” or “us”). ADTRAN and its representatives may from time to time make written or oral forward-looking statements, including statements contained in this report, our other filings with the Securities and Exchange Commission (the “SEC”) and other communications with our stockholders. Any statement that does not directly relate to a historical or current fact is a forward-looking statement. Generally, the words, “believe”, “expect”, “intend”, “estimate”, “anticipate”, “will”, “may”, “could” and similar expressions identify forward-looking statements. We caution you that any forward-looking statements made by us or on our behalf are subject to uncertainties and other factors that could affect the accuracy of such statements. The following are some of the risks that could affect our financial performance or could cause actual results to differ materially from those expressed or implied in our forward-looking statements:

•
Our revenues for a particular period can be difficult to predict and a shortfall in revenue may harm our operating results.
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
•
Our dependence on a limited number of suppliers for certain raw materials and key components, combined with supply shortages, have prevented and may continue to prevent us from delivering our products on a timely basis, which has had and may continue to have and may continue to have a material adverse effect on our operating results and could have a material adverse effect on our customer relations and our financial condition.
•
General economic conditions may reduce our revenues and harm our operating results, financial condition and cash flows.
•
The ongoing coronavirus disease 2019 ("COVID-19") pandemic has impacted and may continue to impact our business, results of operations and financial condition, particularly our supply chain and workforce.
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
•
We engage in research and development activities to develop new, innovative solutions and to improve the application of developed technologies, and as a consequence we may miss certain market opportunities enjoyed by larger companies with substantially greater research and development efforts and which may focus on more leading-edge development.
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
•
Our use of open-source software could impose limitations on our ability to commercialize our products.
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
•
The consummation of the proposed business combination transaction with ADVA Optical Networking SE is subject to a number of conditions, and our related business combination agreement may be terminated by each of ADTRAN and ADVA under certain circumstances. If the business combination is not completed, the price of our common stock may be adversely affected.
•
Acorn HoldCo which will be the holding company of ADTRAN and ADVA following the completion of the business combination, may enter into a domination and/or profit and loss transfer agreement with ADVA after the closing of the Business Combination that could be disadvantageous to Acorn HoldCo.
•
The announcement and pendency of the business combination, during which ADTRAN and ADVA are subject to certain operating restrictions, could have an adverse effect on Acorn HoldCo’s, ADTRAN’s and ADVA’s businesses and cash flows, financial condition and results of operations.
•
Negative publicity related to the business combination may adversely affect ADTRAN, ADVA or Acorn HoldCo.
•
Certain of our directors and executive officers and certain of the designees to the pre-closing Acorn HoldCo board of directors may have interests in the business combination that may be different from, or in addition to, those of ADTRAN stockholders generally.
•
We will incur significant transaction fees and costs in connection with the business combination.
•
Risks relating to our and ADVA’s businesses after the completion of the business Combination may have a significant adverse impact on Acorn HoldCo’s business and financial performance.
•
Acorn HoldCo may fail to realize the anticipated strategic and financial benefits sought from the business combination.
•
Following the completion of the business combination, ADVA will be majority owned by Acorn HoldCo. While Acorn HoldCo may enter into a domination agreement with ADVA, the effectiveness of such agreement may be delayed as a result of litigation or otherwise or may not occur, which may have an adverse effect on the ability to realize synergies and cost reductions and the market value of Acorn HoldCo shares.
•
A combined ADTRAN and ADVA may experience a loss of customers or may fail to win new customers in certain countries.
•
We and ADVA may be unable to retain and motivate our respective personnel successfully while the business combination is pending or following the completion of the business combination.

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

GLOSSARY OF SELECTED TERMS

Below are certain acronyms, concepts and defined terms commonly used in our industry and in this Quarterly Report on Form 10-Q, along with their meanings:

Acronym/Concept/
Defined Term	Meaning
carrier	Entity that provides voice, data or video services to consumers and businesses
CPE	Customer-Premises Equipment
CSP	Communication Service Provider
DSO	Days Sales Outstanding
ERP	Enterprise Resource Planning Software
EU	European Union
FCC	Federal Communications Commission
LAN	Local Area Network
RDOF	Rural Digital Opportunity Fund
SEC	Securities and Exchange Commission
Service Provider	Entity that provides voice, data or video services to consumers and businesses
System Integrator	Person or company that specializes in bringing together component subsystems into a whole and ensuring that those subsystems function together
UK	United Kingdom
WAN	Wide Area Network

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADTRAN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	September 30,	December 31,
	2021	2020
ASSETS
Current Assets
Cash and cash equivalents	$75,503	$60,161
Restricted cash	102	18
Short-term investments (includes $1,210 and $1,731 of available-for-sale securities as of September 30, 2021 and December 31, 2020, respectively, reported at fair value)	2,610	3,131
Accounts receivable, less allowance for expected credit losses of $0 as of September 30, 2021 and $38 as of December 31, 2020	124,146	98,827
Other receivables	9,867	21,531
Inventory, net	127,241	125,457
Prepaid expenses and other current assets	10,061	8,293
Total Current Assets	349,530	317,418
Property, plant and equipment, net	56,556	62,399
Deferred tax assets, net	8,957	9,869
Goodwill	6,968	6,968
Intangibles, net	20,291	23,470
Other assets	31,675	25,425
Long-term investments (includes $44,305 and $43,385 of available-for-sale securities as of September 30, 2021 and December 31, 2020, respectively, reported at fair value)	83,935	80,130
Total Assets	$557,912	$525,679
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$79,074	$49,929
Unearned revenue	16,394	14,092
Accrued expenses and other liabilities	15,392	13,609
Accrued wages and benefits	17,270	15,262
Income tax payable, net	5,914	1,301
Total Current Liabilities	134,044	94,193
Non-current unearned revenue	7,426	6,888
Pension liability	16,988	18,664
Deferred compensation liability	28,336	25,866
Other non-current liabilities	7,365	7,124
Total Liabilities	194,159	152,735
Commitments and contingencies (see Note 18)
Stockholders’ Equity
Common stock, par value $0.01 per share; 200,000 shares authorized; 79,652 shares issued and 48,680 shares outstanding as of September 30, 2021 and 79,652 shares issued and 48,241 shares outstanding as of December 31, 2020	797	797
Additional paid-in capital	286,923	281,466
Accumulated other comprehensive loss	(14,466)	(11,639)
Retained earnings	760,398	781,813
Treasury stock at cost: 30,973 and 31,280 shares at September 30, 2021 and December 31, 2020, respectively	(669,899)	(679,493)
Total Stockholders’ Equity	363,753	372,944
Total Liabilities and Stockholders’ Equity	$557,912	$525,679

See accompanying notes to condensed consolidated financial statements.

ADTRAN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue
Network Solutions	$120,767	$115,229	$360,025	$323,924
Services & Support	17,314	17,914	48,821	52,457
Total Revenue	138,081	133,143	408,846	376,381
Cost of Revenue
Network Solutions	81,029	62,795	216,044	178,492
Services & Support	9,379	11,386	28,860	33,855
Total Cost of Revenue	90,408	74,181	244,904	212,347
Gross Profit	47,673	58,962	163,942	164,034
Selling, general and administrative expenses	30,972	27,205	89,273	84,624
Research and development expenses	26,759	27,223	82,131	85,794
Asset impairments	—	—	—	65
Operating Income (Loss)	(10,058)	4,534	(7,462)	(6,449)
Interest and dividend income	344	344	887	1,031
Interest expense	(6)	—	(18)	(1)
Net investment gain (loss)	(63)	2,844	2,942	1,819
Other income (expense), net	648	(1,679)	2,673	(2,307)
Income (Loss) Before Income Taxes	(9,135)	6,043	(978)	(5,907)
Income tax (expense) benefit	(1,292)	(562)	(3,467)	2,171
Net Income (Loss)	$(10,427)	$5,481	$(4,445)	$(3,736)

Weighted average shares outstanding – basic	48,609	47,957	48,470	47,957
Weighted average shares outstanding – diluted	48,609	48,424	48,470	47,957

Earnings (loss) per common share – basic	$(0.21)	$0.11	$(0.09)	$(0.08)
Earnings (loss) per common share – diluted	$(0.21)	$0.11	$(0.09)	$(0.08)

See accompanying notes to condensed consolidated financial statements.

ADTRAN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net Income (Loss)	$(10,427)	$5,481	$(4,445)	$(3,736)
Other Comprehensive Income (Loss), net of tax
Net unrealized gain (loss) on available-for-sale securities	(61)	(45)	(348)	445
Defined benefit plan adjustments	124	244	435	576
Foreign currency translation	(1,389)	2,469	(2,914)	2,718
Other Comprehensive Income (Loss), net of tax	(1,326)	2,668	(2,827)	3,739
Comprehensive Income (Loss), net of tax	$(11,753)	$8,149	$(7,272)	$3

See accompanying notes to condensed consolidated financial statements.

ADTRAN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except per share amounts)

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of December 31, 2020	79,652	$797	$281,466	$781,813	$(679,493)	$(11,639)	$372,944
Net income	—	—	—	896	—	—	896
Other comprehensive loss, net of tax	—	—	—	—	—	(1,956)	(1,956)
Dividend payments ($0.09 per share)	—	—	—	(4,361)	—	—	(4,361)
Dividends accrued on unvested RSUs	—	—	—	(68)	—	—	(68)
Deferred compensation adjustments, net of tax	—	—	—	—	(50)	—	(50)
PSUs, RSUs and restricted stock vested	—	—	—	(1,683)	1,602	—	(81)
Stock options exercised	—	—	—	(476)	1,720	—	1,244
Stock-based compensation expense	—	—	1,807	—	—	—	1,807
Balance as of March 31, 2021	79,652	$797	$283,273	$776,121	$(676,221)	$(13,595)	$370,375
Net income	—	—	—	5,086	—	—	5,086
Other comprehensive income, net of tax	—	—	—	—	—	455	455
Dividend payments ($0.09 per share)	—	—	—	(4,374)	—	—	(4,374)
Dividends accrued on unvested RSUs	—	—	—	(128)	—	—	(128)
Deferred compensation adjustments, net of tax	—	—	—	—	(12)	—	(12)
PSUs, RSUs and restricted stock vested	—	—	—	(32)	29	—	(3)
Stock options exercised	—	—	—	(619)	2,927	—	2,308
Stock-based compensation expense	—	—	1,808	—	—	—	1,808
Balance as of June 30, 2021	79,652	$797	$285,081	$776,054	$(673,277)	$(13,140)	$375,515
Net loss	—	—	—	(10,427)	—	—	(10,427)
Other comprehensive loss, net of tax	—	—	—	—	—	(1,326)	(1,326)
Dividend payments ($0.09 per share)	—	—	—	(4,389)	—	—	(4,389)
Dividends accrued on unvested RSUs	—	—	—	2	—	—	2
Deferred compensation adjustments, net of tax	—	—	—	—	(12)	—	(12)
PSUs, RSUs and restricted stock vested	—	—	—	(185)	174	—	(11)
Stock options exercised	—	—	—	(657)	3,216	—	2,559
Stock-based compensation expense	—	—	1,842	—	—	—	1,842
Balance as of September 30, 2021	79,652	$797	$286,923	$760,398	$(669,899)	$(14,466)	$363,753

See accompanying notes to condensed consolidated financial statements.

ADTRAN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except per share amounts)

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of December 31, 2019	79,652	$797	$274,632	$806,702	$(685,288)	$(16,417)	$380,426
Net loss	—	—	—	(9,969)	—	—	(9,969)
Other comprehensive loss, net of tax	—	—	—	—	—	(1,392)	(1,392)
Dividend payments ($0.09 per share)	—	—	—	(4,328)	—	—	(4,328)
Dividends accrued on unvested RSUs	—	—	—	(32)	—	—	(32)
Deferred compensation adjustments, net of tax	—	—	—	—	(2,758)	—	(2,758)
PSUs, RSUs and restricted stock vested	—	—	—	(1,524)	1,501	—	(23)
Stock-based compensation expense	—	—	1,791	—	—	—	1,791
Balance as of March 31, 2020	79,652	$797	$276,423	$790,849	$(686,545)	$(17,809)	$363,715
Net income	—	—	—	752	—	—	752
Other comprehensive income, net of tax	—	—	—	—	—	2,463	2,463
Dividend payments ($0.09 per share)	—	—	—	(4,337)	—	—	(4,337)
Dividends accrued on unvested RSUs	—	—	—	(28)	—	—	(28)
Deferred compensation adjustments, net of tax	—	—	—	—	(24)	—	(24)
PSUs, RSUs and restricted stock vested	—	—	—	(16)	14	—	(2)
Stock-based compensation expense	—	—	1,655	—	—	—	1,655
Balance as of June 30, 2020	79,652	$797	$278,078	$787,220	$(686,555)	$(15,346)	$364,194
Net income	—	—	—	5,481	—	—	5,481
Other comprehensive income, net of tax	—	—	—	—	—	2,668	2,668
Dividend payments ($0.09 per share)	—	—	—	(4,328)	—	—	(4,328)
Dividends accrued on unvested RSUs	—	—	—	(12)	—	—	(12)
Deferred compensation adjustments, net of tax	—	—	—	—	(12)	—	(12)
PSUs, RSUs and restricted stock vested	—	—	—	(67)	59	—	(8)
Stock-based compensation expense	—	—	1,610	—	—	—	1,610
Balance as of September 30, 2020	79,652	$797	$279,688	$788,294	$(686,508)	$(12,678)	$369,593

See accompanying notes to condensed consolidated financial statements.

ADTRAN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(4,445)	$(3,736)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	12,246	12,525
Gain on investments	(3,320)	(1,819)
Stock-based compensation expense	5,457	5,056
Deferred income taxes	437	(1)
Other	89	195
Asset impairments	—	65
Changes in operating assets and liabilities:
Accounts receivable, net	(26,346)	(9,131)
Other receivables	11,152	(6,224)
Inventory, net	(2,669)	(21,170)
Prepaid expenses, other current assets and other assets	(8,514)	(672)
Accounts payable	29,614	14,204
Accrued expenses and other liabilities	10,392	5,618
Income taxes payable, net	4,798	(227)
Net cash provided by (used in) operating activities	28,891	(5,317)

Cash flows from investing activities:
Purchases of property, plant and equipment	(3,572)	(5,082)
Proceeds from sales and maturities of available-for-sale investments	28,305	86,145
Purchases of available-for-sale investments	(28,853)	(42,641)
Acquisition of note receivable	—	(523)
Insurance proceeds received	500	—
Net cash (used in) provided by investing activities	(3,620)	37,899

Cash flows from financing activities:
Proceeds from stock option exercises	6,111	—
Tax withholdings related to stock-based compensation settlements	(113)	—
Dividend payments	(13,124)	(12,993)
Repayment of bonds payable	—	(24,600)
Net cash used in financing activities	(7,126)	(37,593)

Net increase (decrease) in cash, cash equivalents and restricted cash	18,145	(5,011)
Effect of exchange rate changes	(2,719)	2,641
Cash, cash equivalents and restricted cash, beginning of period	60,179	73,773
Cash, cash equivalents and restricted cash, end of period	$75,605	$71,403

Supplemental disclosure of non-cash investing activities:
Right-of-use assets obtained in exchange for lease obligations	$1,833	$231
Purchases of property, plant and equipment included in accounts payable	$100	$442

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

We assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to us and the unknown future impacts of the SARS-CoV-2 coronavirus/COVID-19 global pandemic (or variants of the SARS-CoV-2 coronavirus, including the Delta variant) as well as supply chain constraints as of September 30, 2021 and through the date of this report. The accounting matters assessed included, but were not limited to, the allowance for expected credit losses, stock-based compensation, carrying value of goodwill, intangibles and other long-lived assets, financial assets, valuation allowances for tax assets, revenue recognition and costs of revenue. Future conditions related to the magnitude and duration of the COVID-19 pandemic, as well as other factors, including supply chain constraints, could result in further impacts to our consolidated financial statements in future reporting periods.

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

2. CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows:

	As of	As of
(In thousands)	September 30, 2021	December 31, 2020
Cash and cash equivalents	$75,503	$60,161
Restricted cash	102	18
Cash, cash equivalents and restricted cash	$75,605	$60,179

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

The following tables disaggregate revenue by reportable segment and revenue category:

	Three Months Ended
	September 30, 2021			September 30, 2020
(In thousands)	Network Solutions	Services & Support	Total	Network Solutions	Services & Support	Total
Access & Aggregation	$77,104	$12,069	$89,173	$71,919	$13,504	$85,423
Subscriber Solutions & Experience	42,093	2,819	44,912	40,843	2,282	43,125
Traditional & Other Products	1,570	2,426	3,996	2,467	2,128	4,595
Total	$120,767	$17,314	$138,081	$115,229	$17,914	$133,143

	Nine Months Ended
	September 30, 2021			September 30, 2020
(In thousands)	Network Solutions	Services & Support	Total	Network Solutions	Services & Support	Total
Access & Aggregation	$215,464	$33,747	$249,211	$194,695	$39,470	$234,165
Subscriber Solutions & Experience	139,459	7,832	147,291	118,907	6,790	125,697
Traditional & Other Products	5,102	7,242	12,344	10,322	6,197	16,519
Total	$360,025	$48,821	$408,846	$323,924	$52,457	$376,381

Revenue allocated to remaining performance obligations represents contract revenue that has not yet been recognized for contracts with a duration of greater than one year. As of September 30, 2021, we did not have any significant performance obligations related to customer contracts that had an original expected duration of one year or more, other than maintenance services, which are satisfied over time. As a practical expedient, for certain contracts we recognize revenue equal to the amounts that we are entitled to invoice, which correspond to the value of completed performance obligations to date. The amount related to these performance obligations was $20.7 million and $17.7 million as of September 30, 2021 and December 31, 2020, respectively. The Company expects to recognize 64% of the $20.7 million as of September 30, 2021 over the next 12 months, with the remainder to be recognized thereafter.

The following table provides information about receivables, contract assets and unearned revenue from contracts with customers:

	As of	As of
(In thousands)	September 30, 2021	December 31, 2020
Accounts receivable, net	$124,146	$98,827
Contract assets(1)	$999	$63
Unearned revenue	$16,394	$14,092
Non-current unearned revenue	$7,426	$6,888

(1) Included in other receivables on the Condensed Consolidated Balance Sheets.

Of the outstanding unearned revenue balances as of December 31, 2020, $2.0 million and $9.8 million were recognized as revenue during the three and nine months ended September 30, 2021, respectively.

4. INCOME TAXES

Our effective tax rate increased from an expense of 9.3% of pre-tax income for the three months ended September 30, 2020, to an expense of 14.1% of pre-tax loss for the three months ended September 30, 2021 and increased from a benefit of 36.8% of pre-tax loss for the nine months ended September 30, 2020 to an expense of 354.5% of pre-tax loss for the nine months ended September 30, 2021. The change in the effective tax rate for the three months ended September 30, 2021 was driven by tax expense in our international operations and additional changes in the valuation allowance related to our domestic operations. The change in the effective tax rate for the nine months ended September 30, 2021 was primarily driven by a tax benefit of $7.8 million recognized during the nine months ended September 30, 2020 as a result of the passing of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) on March 27, 2020, which allowed for the carryback of federal net operating losses, partially offset with tax expense in our international operations in the current quarter.

On February 12, 2021, the Alabama Business Tax Competitiveness Act (the "Act") was signed into law. As a result of the Act, we recognized an expense of $1.6 million in the first quarter of 2021 related to the revaluation of our deferred tax assets, which was offset by changes in our valuation allowance previously recorded against our domestic deferred tax assets.

During the third quarter of 2021, management pursued a claim for refund related to the revocation of the IRC Section 59(e) election that was made on our originally filed 2018 U.S. federal tax return. The Company filed a related carryback claim of net operating losses generated in 2018 to prior years as allowed under the CARES Act that was passed in the first quarter of 2020. An IRS Section 59(e) election is generally non-revocable except in cases for which IRS Commissioner’s approval is given. Approval is granted only in rare and unusual circumstances. The Company filed a private letter ruling (the "PLR") request to revoke our election. To date, a response to the PLR has not been published. As a result of these filings, and management’s position to pursue them through appeals, if necessary, we have established a receivable in the amount of $15.2 million and a deferred tax asset related to our additional research and development credit carryforward in the amount of $1.8 million that would be available if our revocation request is successful, offset with an uncertain tax liability of $17.0 million within our financials as of September 30, 2021.

The Company continually reviews the adequacy of its valuation allowance and recognizes the benefits of deferred tax assets only as the assessment indicates that it is more likely than not that the deferred tax assets will be recognized in accordance with ASC 740, Income Taxes. As of September 30, 2021, the Company had deferred tax assets totaling $59.2 million, and a valuation allowance totaling $50.2 million against those deferred tax assets. The remaining $9.0 million in deferred tax assets not offset by a valuation allowance are located in various foreign jurisdictions where the Company believes it is more likely than not we will realize these deferred tax assets. During the nine months ended September 30, 2021, the total increase in the valuation allowance against our domestic and international deferred tax assets was recorded in the amount of $4.0 million and $0.4 million, respectively. Our assessment of the realizability of our deferred tax assets includes the evaluation of historical operating results as well as the evaluation of evidence which requires significant judgement, including the evaluation of our three-year cumulative income position, future taxable income projections and tax planning strategies. Should management’s conclusion change in the future and an additional valuation allowance or a partial or full release of the valuation allowance becomes necessary, it may have a material effect on our consolidated financial statements.

Supplemental balance sheet information related to deferred tax assets is as follows:

	As of September 30, 2021
(In thousands)	Deferred Tax Assets	Valuation Allowance	Deferred Tax Assets, net
Domestic	$47,839	$(47,839)	$—
International	11,350	(2,393)	8,957
Total	$59,189	$(50,232)	$8,957

	As of December 31, 2020
(In thousands)	Deferred Tax Assets	Valuation Allowance	Deferred Tax Assets, net
Domestic	$43,791	$(43,791)	$—
International	11,896	(2,027)	9,869
Total	$55,687	$(45,818)	$9,869

The change in the unrecognized income tax benefits for the nine months ended September 30, 2021 and year ended December 31, 2020, is reconciled below:

(In thousands)	For the Nine Months Ended September 30, 2021	For the Year Ended December 31, 2020
Balance at beginning of period	$1,078	$1,487
Increases for tax position related to:
Prior years	17,025	4
Current year	102	165
Decreases for tax positions related to:
Prior years	(27)	—
Expiration of applicable statute of limitations	—	(578)
Balance at end of period	$18,178	$1,078

As of September 30, 2021 and December 31, 2020, the liability for unrecognized tax benefit was $18.2 million and $1.1 million, respectively, of which $18.1 million and $1.0 million, respectively, would reduce the effective tax rate if we were successful in upholding all of the uncertain positions and recognized the amounts recorded. We classify interest and penalties recognized on the liability for unrecognized tax benefits as income tax expense. As of September 30, 2021 and December 31, 2020, the balances of accrued interest and penalties were $0.3 million and $0.3 million, respectively.

We do not anticipate a single tax position generating a significant increase or decrease in our liability for unrecognized tax benefits within 12 months of this reporting date, unless a resolution is reached regarding the item noted above. We file income tax returns in the U.S. for federal and various state jurisdictions and several foreign jurisdictions. We are not currently under audit by the Internal Revenue Service. Generally, we are not subject to changes in income taxes by any taxing jurisdiction for the years prior to 2017.

5. STOCK-BASED COMPENSATION

The following table summarizes stock-based compensation expense related to stock options, performance stock units (“PSUs”), restricted stock units (“RSUs”) and restricted stock:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2021	2020	2021	2020
Stock-based compensation expense included in cost of revenue	$133	$101	$389	$303
Selling, general and administrative expense	1,116	953	3,312	2,999
Research and development expense	593	556	1,756	1,754
Stock-based compensation expense included in operating expenses	1,709	1,509	5,068	4,753
Total stock-based compensation expense	1,842	1,610	5,457	5,056
Tax benefit for expense associated with stock options, PSUs, RSUs and restricted stock	(460)	(384)	(1,343)	(1,205)
Total stock-based compensation expense, net of tax	$1,382	$1,226	$4,114	$3,851

PSUs, RSUs and Restricted Stock

The following table summarizes PSUs, RSUs and restricted stock outstanding as of December 31, 2020 and September 30, 2021 and the changes that occurred during the nine months ended September 30, 2021:

	Number of Shares (in thousands)	Weighted Avg. Grant Date Fair Value (per share)
Unvested PSUs, RSUs and restricted stock outstanding, December 31, 2020	1,846	$11.49
PSUs, RSUs and restricted stock granted	359	$16.75
PSUs, RSUs and restricted stock vested	(21)	$13.00
PSUs, RSUs and restricted stock forfeited	(65)	$11.93
Unvested PSUs, RSUs and restricted stock outstanding, September 30, 2021	2,119	$12.40

During each of the nine month periods ended September 30, 2021 and 2020, the Company granted 0.3 million performance-based PSUs to its executive officers and certain employees. The grant-date fair value of these performance-based awards was based on the closing price of the Company’s stock on the date of grant. These awards vest over two-year and three-year periods, respectively, subject to the grantee’s continued employment, with the ability to earn shares in a range of 0% to 142.8% of the awarded number of PSUs based on the achievement of defined performance targets. Equity-based compensation expense with respect to these awards may be adjusted over the vesting period to reflect the probability of achievement of performance targets defined in the award agreements.

The fair value of RSUs and restricted stock is equal to the closing price of our stock on the date of grant. The fair value of PSUs with market conditions is calculated using a Monte Carlo simulation valuation method.

As of September 30, 2021, total unrecognized compensation expense related to non-vested market-based PSUs, RSUs and restricted stock was approximately $11.3 million, which will be recognized over the remaining weighted-average period of 2.3 years. In addition, there was $7.5 million of unrecognized compensation expense related to unvested 2020 and 2021 performance-based PSUs, which will be recognized over the remaining requisite service period of 1.3 years if achievement of the performance obligation becomes probable. Unrecognized compensation expense will be adjusted for actual forfeitures.

As of September 30, 2021, 4.0 million shares were available for issuance under stockholder-approved equity plans.

Stock Options

The following table summarizes stock options outstanding as of December 31, 2020 and September 30, 2021 and the changes that occurred during the nine months ended September 30, 2021:

	Number of Stock Options (in thousands)	Weighted Avg. Exercise Price (per share)	Weighted Avg. Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Stock options outstanding, December 31, 2020	2,718	$21.17	2.9	$—
Stock options exercised	(363)	$16.81		1,411
Stock options expired	(607)	$28.93		18
Stock options outstanding, September 30, 2021	1,748	$19.37	2.7	$2,060
Stock options exercisable, September 30, 2021	1,748	$19.37	2.7	$2,060

As of September 30, 2021, there was no unrecognized compensation expense related to stock options as all awards vested in prior periods.

There were no stock options granted during the nine months ended September 30, 2021 and 2020. All of the options were previously issued at exercise prices that approximated fair market value at the date of grant.

The aggregate intrinsic value of stock options represents the total pre-tax intrinsic value (the difference between ADTRAN’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2021. The amount of aggregate intrinsic value was $2.1 million as of September 30, 2021 and will change based on the fair market value of ADTRAN’s stock. The total pre-tax intrinsic value of options exercised during the nine months ended September 30, 2021 was $1.4 million.

6. INVESTMENTS

Debt Securities and Other Investments

The following debt securities and other investments were included on the Condensed Consolidated Balance Sheet and recorded at fair value:

	As of September 30, 2021
	Amortized	Gross Unrealized		Fair
(In thousands)	Cost	Gains	Losses	Value
Corporate bonds	$13,381	$39	$(6)	$13,414
Municipal fixed-rate bonds	2,236	13	(1)	2,248
Asset-backed bonds	3,497	17	(1)	3,513
Mortgage/Agency-backed bonds	9,194	35	(17)	9,212
U.S. government bonds	16,031	34	(13)	16,052
Foreign government bonds	544	1	(2)	543
Other	533	—	—	533
Available-for-sale debt securities held at fair value	$45,416	$139	$(40)	$45,515

	As of December 31, 2020
	Amortized	Gross Unrealized		Fair
(In thousands)	Cost	Gains	Losses	Value
Corporate bonds	$11,762	$123	$—	$11,885
Municipal fixed-rate bonds	2,854	30	—	2,884
Asset-backed bonds	6,634	74	—	6,708
Mortgage/Agency-backed bonds	11,536	114	(6)	11,644
U.S. government bonds	9,763	112	—	9,875
Foreign government bonds	1,334	4	(1)	1,337
Commercial Paper	250	—	—	250
Other	533	—	—	533
Available-for-sale debt securities held at fair value	$44,666	$457	$(7)	$45,116

The contractual maturities related to debt securities and other investments were as follows:

	As of September 30, 2021
(In thousands)	Corporate bonds	Municipal fixed-rate bonds	Asset- backed bonds	Mortgage/ Agency- backed bonds	U.S. government bonds	Foreign government bonds	Other
Less than one year	$275	$652	$—	$638	$2,593	$—	$533
One to two years	4,494	534	—	1,005	4,021	246	—
Two to three years	6,616	761	93	1,102	5,810	297	—
Three to five years	2,029	301	1,573	235	3,628	—	—
Five to ten years	—	—	785	1,322	—	—	—
More than ten years	—	—	1,062	4,910	—	—	—
Total	$13,414	$2,248	$3,513	$9,212	$16,052	$543	$533

Actual maturities may differ from contractual maturities as some borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Realized gains and losses on sales of debt securities are computed under the specific identification method. The following table presents the gross realized gains and losses related to our debt securities:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2021	2020	2021	2020
Gross realized gain on debt securities	$22	$70	$206	$303
Gross realized loss on debt securities	(17)	(6)	(53)	(45)
Total gain recognized, net	$5	$64	$153	$258

Income generated from available-for-sale debt securities was recorded as interest and dividend income in the Condensed Consolidated Statements of Income (Loss). No allowance for credit loss was recorded for the nine months ended September 30, 2021 and 2020 related to available-for-sale debt securities. The Company’s investment policy provides limitations for issuer concentration, which limits, at the time of purchase, the concentration in any one issuer to 5% of the market value of our total investment portfolio. The Company did not purchase any available-for-sale debt security with credit deterioration during the nine months ended September 30, 2021.

Marketable Equity Securities

Our marketable equity securities consist of publicly traded stock, interests in funds and certain other investments measured at fair value or cost (where appropriate).

In March 2019, an outstanding note receivable of $4.3 million owed to the Company was repaid and reissued in the form of debt and equity. Of the outstanding $4.3 million, $3.4 million was issued as an equity investment. The Company elected to record this equity investment that does not have a readily determinable fair value using the measurement alternative. Under the measurement alternative, equity investments that do not have a readily determinable fair value can be recorded at cost less impairment, if any, adjusted for observable price changes for an identical or similar investment. During the year ended December 31, 2020, impairment charges totaling $2.6 million were recorded related to this equity investment, which was included in net investment gain (loss) on the Condensed Consolidated Statement of Income (Loss). As a result, the carrying value of this investment was $0.8 million as of September 30, 2021 and December 31, 2020. The remaining amount, $0.9 million of the original $4.3 million note receivable, was reissued as a new note receivable, which is included in long-term investments on the Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020. No impairment charge was recognized related to the note receivable as it is a secured loan.

Realized and unrealized gains and losses related to marketable equity securities were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2021	2020	2021	2020
Realized gain (loss) on equity securities sold	$—	$623	$(55)	$(1,485)
Unrealized (loss) gain on equity securities held	(68)	2,157	2,844	3,046
Total gain (loss) recognized, net	$(68)	$2,780	$2,789	$1,561

Income generated from marketable equity securities was recorded as interest and dividend income in the Condensed Consolidated Statements of Income (Loss). U.S. GAAP establishes a three-level valuation hierarchy based upon observable and unobservable inputs for fair value measurement of financial instruments:

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

The Company’s cash equivalents and investments held at fair value are categorized into this hierarchy as follows:

		Fair Value Measurements as of September 30, 2021 Using
(In thousands)	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$532	$532	$—	$—
Commercial paper	400	—	400	—
Available-for-sale debt securities
Corporate bonds	13,414	—	13,414	—
Municipal fixed-rate bonds	2,248	—	2,248	—
Asset-backed bonds	3,513	—	3,513	—
Mortgage/Agency-backed bonds	9,212	—	9,212	—
U.S. government bonds	16,052	16,052	—	—
Foreign government securities	543	—	543	—
Other	533	—	—	533
Marketable equity securities
Marketable equity securities – various industries	12,144	12,144	—	—
Deferred compensation plan assets	25,733	25,733	—	—
Other investments	1,400	1,400	—	—
Total	$85,724	$55,861	$29,330	$533

		Fair Value Measurements as of December 31, 2020 Using
(In thousands)	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$497	$497	$—	$—
U.S. government bonds	350	350	—	—
Available-for-sale debt securities
Corporate bonds	11,885	—	11,885	—
Municipal fixed-rate bonds	2,884	—	2,884	—
Asset-backed bonds	6,708	—	6,708	—
Mortgage/Agency-backed bonds	11,644	—	11,644	—
U.S. government bonds	9,875	9,875	—	—
Foreign government bonds	1,337	—	1,337	—
Commercial paper	250	—	250	—
Other	533	—	—	533
Marketable equity securities
Marketable equity securities – various industries	10,963	10,963	—	—
Deferred compensation plan assets	23,891	23,891	—	—
Other investments	1,400	1,400	—	—
Total	$82,217	$46,976	$34,708	$533

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

7. INVENTORY

Inventory consisted of the following:

	As of	As of
(In thousands)	September 30, 2021	December 31, 2020
Raw materials	$66,777	$47,026
Work in process	1,202	776
Finished goods	59,262	77,655
Total inventory, net	$127,241	$125,457

Inventory reserves are established for estimated excess and obsolete inventory equal to the difference between the cost of the inventory and the estimated net realizable value of the inventory based on estimated reserve percentages, which considers historical usage, known trends, inventory age and market conditions. As of September 30, 2021 and December 31, 2020, inventory reserves were $44.3 million and $39.6 million, respectively.

8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	As of	As of
(In thousands)	September 30, 2021	December 31, 2020
Land	$4,575	$4,575
Building and land improvements	34,995	35,142
Building	68,156	68,169
Furniture and fixtures	19,925	19,965
Computer hardware and software	71,615	70,942
Engineering and other equipment	134,689	132,920
Total property, plant and equipment	333,955	331,713
Less: accumulated depreciation	(277,399)	(269,314)
Total property, plant and equipment, net	$56,556	$62,399

Long-lived assets used in operations are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and the undiscounted cash flows estimated to be generated by the asset are less than the asset’s carrying value. Due to the current economic environment, particularly related to COVID-19, the Company assessed impairment triggers related to long-lived assets during the third quarters of 2021 and 2020. As a result, no impairment test of long-lived assets was performed as of September 30, 2021 and 2020, and no impairment losses of long-lived assets were recorded during the three or nine months ended September 30, 2021 and 2020.

Depreciation expense was $3.0 million and $3.1 million for the three months ended September 30, 2021 and 2020 respectively, and $9.1 million for both the nine months ended September 30, 2021 and 2020, which is recorded in cost of revenue, selling, general and administrative expenses and research and development expenses in the Condensed Consolidated Statements of Income (Loss).

9. GOODWILL

Goodwill was $7.0 million as of September 30, 2021 and December 31, 2020, of which $6.6 million and $0.4 million was allocated to our Network Solutions and Services & Support reportable segments, respectively.

The Company evaluates the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that could more likely than not reduce the fair value of the reporting unit below its carrying amount. We assess qualitative factors to determine whether the fair value of the reporting unit to which the goodwill is assigned is less than its carrying amount and recognize an impairment charge for the amount by which the carrying value exceeds the fair value of the reporting unit. No interim impairment test of goodwill was performed as of September 30, 2021 and 2020, and no impairment of goodwill was recorded during the three or nine months ended September 30, 2021 and 2020.

10. INTANGIBLE ASSETS

Intangible assets consisted of the following:

	As of September 30, 2021			As of December 31, 2020
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$20,876	$(9,483)	$11,393	$21,123	$(8,055)	$13,068
Developed technology	8,200	(3,399)	4,801	8,200	(2,546)	5,654
Licensed technology	5,900	(2,322)	3,578	5,900	(1,830)	4,070
Supplier relationships	—	—	—	2,800	(2,800)	—
Licensing agreements	560	(207)	353	560	(152)	408
Patents	500	(346)	154	500	(294)	206
Trade names	210	(198)	12	210	(146)	64
Total	$36,246	$(15,955)	$20,291	$39,293	$(15,823)	$23,470

The Company evaluates the carrying value of intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and the undiscounted cash flows estimated to be generated by the asset are less than the asset’s carrying value. Due to the current economic environment, particularly related to COVID-19, the Company assessed impairment triggers related to intangible assets during the third quarters of 2021 and 2020. As a result, no impairment test of long-lived assets was performed as of September 30, 2021 and 2020, and no impairment losses of intangible assets were recorded during the three and nine months ended September 30, 2021 and 2020.

Amortization expense was $1.0 million in each of the three months ended September 30, 2021 and 2020, and $3.1 million and $3.4 million for the nine months ended September 30, 2021 and 2020, respectively, and was included in cost of revenue, selling, general and administrative expenses and research and development expenses in the Condensed Consolidated Statements of Income (Loss).

Estimated future amortization expense of intangible assets was as follows:

As of
(In thousands)	September 30, 2021
2021	$984
2022	3,479
2023	3,327
2024	3,233
2025	3,027
Thereafter	6,241
Total	$20,291

11. LEASES

Net Investment in Sales-Type Leases

We are the lessor in sales-type lease arrangements for network equipment, which consisted of the following:

	As of	As of
(In thousands)	September 30, 2021	December 31, 2020
Current minimum lease payments receivable(1)	$129	$702
Non-current minimum lease payments receivable(2)	7	347
Total minimum lease payments receivable	136	1,049
Less: Current unearned revenue	98	218
Less: Non-current unearned revenue	1	50
Net investment in sales-type leases	$37	$781

(1)
Included in other receivables on the Condensed Consolidated Balance Sheets.
(2)
Included in other assets on the Condensed Consolidated Balance Sheets.

12. REVOLVING CREDIT AGREEMENT

On November 4, 2020, the Company, as borrower, entered into a Revolving Credit and Security Agreement and related Promissory Note (together, the “Revolving Credit Agreement”) with Cadence Bank, N.A., as lender (the “Lender”). The Revolving Credit Agreement provides the Company with a new $10.0 million secured revolving credit facility. Loans under the Revolving Credit Agreement will bear interest at a rate equal to 1.50% over the screen rate as obtained by Reuter’s, Bloomberg or another commercially available source as may be designated by the Lender from time to time; provided, however, that in no event shall the applicable rate of interest under the Revolving Credit Agreement be less than 1.50% per annum. Such loans are secured by all of the cash, securities, securities entitlements and investment property in a certain bank account, as outlined in the Revolving Credit Agreement, at a maximum loan-to-value ratio of 75% determined by dividing the full commitment amount under the Revolving Credit Agreement on the date of testing, determined by the Lender each fiscal quarter, by the market value of the collateral. The Revolving Credit Agreement matures on November 4, 2021, subject to earlier termination upon the occurrence of certain events of default. The Company had not made any draws under the Revolving Credit Agreement as of September 30, 2021.

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

14. STOCKHOLDERS’ EQUITY

Stock Repurchase Program

Since 1997, the Company’s Board of Directors has approved multiple share repurchase programs that have authorized repurchases of its common stock, which are implemented through open market or private purchases from time to time as conditions warrant. During the nine months ended September 30, 2021, we did not repurchase any shares of our common stock. As of September 30, 2021, we had the authority to purchase an additional 2.5 million shares of our common stock under the current authorization of up to 5.0 million shares.

Accumulated Other Comprehensive Income (Loss)

The following tables present the changes in accumulated other comprehensive loss, net of tax, by component:

	Three Months Ended September 30, 2021
(In thousands)	Unrealized Losses on Available- for-Sale Securities	Defined Benefit Plan Adjustments	Foreign Currency Adjustments	ASU 2018-02 Adoption	Total
As of June 30, 2021	$(255)	$(9,310)	$(3,960)	$385	$(13,140)
Other comprehensive loss before reclassifications	(29)	—	(1,389)	—	(1,418)
Amounts reclassified from accumulated other comprehensive income (loss)	(32)	124	—	—	92
Net current period other comprehensive income (loss)	(61)	124	(1,389)	—	(1,326)
As of September 30, 2021	$(316)	$(9,186)	$(5,349)	$385	$(14,466)

	Three Months Ended September 30, 2020
(In thousands)	Unrealized Gains (Losses) on Available- for-Sale Securities	Defined Benefit Plan Adjustments	Foreign Currency Adjustments	ASU 2018-02 Adoption	Total
As of June 30, 2020	$206	$(8,894)	$(7,043)	$385	$(15,346)
Other comprehensive income before reclassifications	494	—	2,469	—	2,963
Amounts reclassified from accumulated other comprehensive income (loss)	(539)	244	—	—	(295)
Net current period other comprehensive income (loss)	(45)	244	2,469	—	2,668
As of September 30, 2020	$161	$(8,650)	$(4,574)	$385	$(12,678)

	Nine Months Ended September 30, 2021
(In thousands)	Unrealized Gains (Losses) on Available- for-Sale Securities	Defined Benefit Plan Adjustments	Foreign Currency Adjustments	ASU 2018-02 Adoption	Total
As of December 31, 2020	$32	$(9,621)	$(2,435)	$385	$(11,639)
Other comprehensive loss before reclassifications	(358)	—	(2,914)	—	(3,272)
Amounts reclassified from accumulated other comprehensive income	10	435	—	—	445
Net current period other comprehensive income (loss)	(348)	435	(2,914)	—	(2,827)
As of September 30, 2021	$(316)	$(9,186)	$(5,349)	$385	$(14,466)

	Nine Months Ended September 30, 2020
(In thousands)	Unrealized Gains (Losses) on Available- for-Sale Securities	Defined Benefit Plan Adjustments	Foreign Currency Adjustments	ASU 2018-02 Adoption	Total
As of December 31, 2019	$(284)	$(9,226)	$(7,292)	$385	$(16,417)
Other comprehensive income before reclassifications	444	—	2,718	—	3,162
Amounts reclassified from accumulated other comprehensive income	1	576	—	—	577
Net current period other comprehensive income	445	576	2,718	—	3,739
As of September 30, 2020	$161	$(8,650)	$(4,574)	$385	$(12,678)

The following tables present the details of reclassifications out of accumulated other comprehensive income (loss):

	Three Months Ended September 30, 2021
(In thousands)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income Is Presented
Unrealized gain (loss) on available-for-sale securities:
Net realized loss on sales of securities	$42	Net investment gain (loss)
Defined benefit plan adjustments – actuarial gain	(180)	(1)
Total reclassifications for the period, before tax	(138)
Tax expense	46
Total reclassifications for the period, net of tax	$(92)

(1)
A part of the computation of net periodic pension cost, which is included in other income (expense), net in the Condensed Consolidated Statements of Income (Loss).

	Three Months Ended September 30, 2020
(In thousands)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income Is Presented
Unrealized gain (loss) on available-for-sale securities:
Net realized loss on sales of securities	$728	Net investment gain (loss)
Defined benefit plan adjustments – actuarial gain	(354)	(1)
Total reclassifications for the period, before tax	374
Tax benefit	(79)
Total reclassifications for the period, net of tax	$295
(1)
A part of the computation of net periodic pension cost, which is included in other income (expense), net in the Condensed Consolidated Statements of Income (Loss).

	Nine Months Ended September 30, 2021
(In thousands)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income Is Presented
Unrealized gain (loss) on available-for-sale securities:
Net realized gain on sales of securities	$(13)	Net investment gain (loss)
Defined benefit plan adjustments – actuarial gain	(630)	(1)
Total reclassifications for the period, before tax	(643)
Tax expense	198
Total reclassifications for the period, net of tax	$(445)
(1)
A part of the computation of net periodic pension cost, which is included in other income (expense), net in the Condensed Consolidated Statements of Income (Loss).

	Nine Months Ended September 30, 2020
(In thousands)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income Is Presented
Unrealized gain (loss) on available-for-sale securities:
Net realized gain on sales of securities	$(1)	Net investment gain (loss)
Defined benefit plan adjustments – actuarial gain	(835)	(1)
Total reclassifications for the period, before tax	(836)
Tax expense	259
Total reclassifications for the period, net of tax	$(577)
(1)
A part of the computation of net periodic pension cost, which is included in other income (expense), net in the Condensed Consolidated Statements of Income (Loss).

The following tables present the tax effects related to the change in each component of other comprehensive income (loss):

	Three Months Ended			Three Months Ended
	September 30, 2021			September 30, 2020
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Unrealized gain (loss) on available-for-sale securities	$(38)	$9	$(29)	$668	$(174)	$494
Reclassification adjustment for amounts related to available-for-sale investments included in net income (loss)	(42)	10	(32)	(728)	189	(539)
Reclassification adjustment for amounts related to defined benefit plan adjustments included in net income (loss)	180	(56)	124	354	(110)	244
Foreign currency translation adjustment	(1,389)	—	(1,389)	2,469	—	2,469
Total Other Comprehensive Income (Loss)	$(1,289)	$(37)	$(1,326)	$2,763	$(95)	$2,668

	Nine Months Ended			Nine Months Ended
	September 30, 2021			September 30, 2020
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Unrealized gain (loss) on available-for-sale securities	$(471)	$113	$(358)	$600	$(156)	$444
Reclassification adjustment for amounts related to available-for-sale investments included in net income (loss)	13	(3)	10	1	—	1
Reclassification adjustment for amounts related to defined benefit plan adjustments included in net income (loss)	630	(195)	435	835	(259)	576
Foreign currency translation adjustment	(2,914)	—	(2,914)	2,718	—	2,718
Total Other Comprehensive Income (Loss)	$(2,742)	$(85)	$(2,827)	$4,154	$(415)	$3,739

15. EARNINGS (LOSS) PER SHARE

The calculation of basic and diluted earnings (loss) per share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2021	2020	2021	2020
Numerator
Net income (loss)	$(10,427)	$5,481	$(4,445)	$(3,736)
Denominator
Weighted average number of shares – basic	48,609	47,957	48,470	47,957
Effect of dilutive securities
PSUs, RSUs and restricted stock	—	467	—	—
Weighted average number of shares – diluted	48,609	48,424	48,470	47,957
Earnings (loss) per share – basic	$(0.21)	$0.11	$(0.09)	$(0.08)
Earnings (loss) per share – diluted	$(0.21)	$0.11	$(0.09)	$(0.08)

For the three months ended September 30, 2021 and 2020, 0.2 million and 3.4 million stock options, respectively, and for the nine months ended September 30, 2021 and 2020, 0.4 million and 4.3 million stock options, respectively, were outstanding but were not included in the computation of diluted earnings per share. These stock options were excluded because their exercise prices were greater than the average market price of the common shares during the applicable period, making them anti-dilutive under the treasury stock method.

For the three months ended September 30, 2021 and 2020, less than one thousand and eighteen thousand shares, respectively, and for the nine months ended September 30, 2021 and 2020, four thousand and 0.1 million shares, respectively, of unvested PSUs, RSUs and restricted stock were excluded from the calculation of diluted earnings per share due to their anti-dilutive effect.

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

The following tables present information about the revenue and gross profit of our reportable segments:

	Three Months Ended
	September 30, 2021		September 30, 2020
(In thousands)	Revenue	Gross Profit	Revenue	Gross Profit
Network Solutions	$120,767	$39,738	$115,229	$52,434
Services & Support	17,314	7,935	17,914	6,528
Total	$138,081	$47,673	$133,143	$58,962

	Nine Months Ended
	September 30, 2021		September 30, 2020
(In thousands)	Revenue	Gross Profit	Revenue	Gross Profit
Network Solutions	$360,025	$143,981	$323,924	$145,432
Services & Support	48,821	19,961	52,457	18,602
Total	$408,846	$163,942	$376,381	$164,034

Revenue by Category

In addition to our reportable segments, revenue is also reported for the following three categories – Access & Aggregation, Subscriber Solutions & Experience and Traditional & Other Products.

The table below presents revenue information by category:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2021	2020	2021	2020
Access & Aggregation	$89,173	$85,423	$249,211	$234,165
Subscriber Solutions & Experience	44,912	43,125	147,291	125,697
Traditional & Other Products	3,996	4,595	12,344	16,519
Total	$138,081	$133,143	$408,846	$376,381

Revenue by Geographic Area

The following table presents revenue information by geographic area:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2021	2020	2021	2020
United States	$91,868	$92,838	$273,009	$256,287
International	46,213	40,305	135,837	120,094
Total	$138,081	$133,143	$408,846	$376,381

17. LIABILITY FOR WARRANTY RETURNS

Our products generally include warranties of 90 days to five years for product defects. We accrue for warranty returns at the time of product shipment based on our historical return rate and estimate of the cost to repair or replace the defective products. We engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers. The increasing complexity of our products may cause warranty incidences, when they arise, to be more costly. Estimates regarding future warranty obligations may change due to product failure rates, material usage and other rework costs incurred in correcting a product failure. In addition, from time to time, specific warranty accruals may be recorded if unforeseen problems arise. Should our actual experience relative to these factors be worse than our estimates, we will be required to record additional warranty expense. The liability for warranty obligations totaled $5.6 million and $7.1 million as of September 30, 2021 and December 31, 2020, respectively, and is included in accrued expenses and other liabilities in the Condensed Consolidated Balance Sheets. During the three and nine months ended September 30, 2021 and 2020, we had a net reversal of prior provisions related to warranty expirations, the impact of which is reflected in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2021	2020	2021	2020
Balance at beginning of period	$5,997	$7,294	$7,146	$8,394
Plus: Amounts charged to cost and expenses	472	632	253	970
Less: Deductions	(822)	(734)	(1,752)	(2,172)
Balance at end of period	$5,647	$7,192	$5,647	$7,192

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

Business Combination Agreement

On August 30, 2021, the Company, and ADVA Optical Networking SE, a European stock corporation incorporated under the laws of the European Union and Germany (“ADVA”), entered into a business combination agreement (the “Business Combination Agreement”), pursuant to which both companies agreed to combine their respective businesses and each become subsidiaries of a new holding company, Acorn HoldCo, Inc. (the "surviving corporation"), a Delaware corporation and currently a wholly-owned direct subsidiary of the Company.

Under the terms of the Business Combination Agreement, Acorn MergeCo, Inc., a newly formed Delaware corporation and wholly-owned direct subsidiary of Acorn HoldCo (“Merger Sub”), will merge with and into ADTRAN, with ADTRAN surviving the merger (the “Merger”) as a wholly-owned direct subsidiary of Acorn HoldCo. Pursuant to the Merger, each outstanding share of common stock of the Company will be converted into the right to receive one share of common stock of Acorn HoldCo. Acorn HoldCo will also make a public exchange offer to exchange each issued and outstanding no-par value bearer share of ADVA, pursuant to which each ADVA share tendered and accepted for exchange will be exchanged for 0.8244 shares of common stock of Acorn HoldCo (the “Exchange Offer”, and together with the Merger, the “Business Combination”). Upon completion of the Business Combination, and assuming that all of the outstanding ADVA shares are exchanged in the Exchange Offer, former ADTRAN stockholders and former ADVA shareholders will own approximately 54% and 46%, respectively, of the outstanding Acorn HoldCo shares.

The Business Combination Agreement was unanimously approved by the Board of Directors of the Company and by the supervisory board and management board of ADVA. The Company anticipates consummation of the Business Combination during mid-2022, subject to customary closing conditions as well as regulatory and shareholder approvals.

Acorn HoldCo has entered into an irrevocable undertaking agreement (the “Irrevocable Undertaking”) with EGORA Holding GmbH and Egora Investments GmbH (collectively, the “Supporting Shareholders”) to validly accept the public exchange offer with respect to 7,000,000 shares held by them, representing 13.7% of the share capital of ADVA. The Irrevocable Undertaking includes other customary provisions, including certain restrictions on the Supporting Shareholders from disposing of the relevant shares.

Additional information about the Business Combination Agreement and proposed Business Combination is set forth in the Company’s filings with the SEC, as well as in the registration statement on Form S-4 that Acorn HoldCo filed with the SEC, which has not yet become effective.

Performance Bonds

Certain contracts, customers and jurisdictions in which we do business require us to provide various guarantees of performance such as bid bonds, performance bonds and customs bonds. As of September 30, 2021 and December 31, 2020, we had commitments related to these bonds totaling $20.9 million and $15.2 million, respectively, which expire at various dates through August 2024. In general we would only be liable for the amount of these guarantees in the event of default under each contract, the probability of which we believe is remote.

In June 2020, the Company entered into a letter of credit with a bank to guarantee performance obligations under a contract with a certain customer. The obligations under this customer contract will be performed over multiple years. We reached the maximum value of our minimum collateral requirement of $15.0 million during the three months ended March 31, 2021 as the Company reached certain milestones through the first quarter of 2021 as outlined in the customer contract. The letter of credit was secured by a pledge of a portion of the Company’s fixed-income securities, which totaled $18.4 million as of September 30, 2021, of which $0.1 million is included in restricted cash and $18.3 million is included in long-term investments on the Condensed Consolidated Balance Sheets. This pledged collateral value will fluctuate as the Company changes the mix of the pledged collateral between restricted cash and investments. Any shortfalls in the minimum collateral value are required to be restored by the Company from available cash and cash equivalents, short-term investments and/or long-term investments. The collateral under the letter of credit will be released when all obligations under the customer contract have been met. As of September 30, 2021, the Company was in compliance with all contractual requirements under the letter of credit.

Investment Commitment

We have committed to invest up to an aggregate of $5.0 million in a private equity fund, of which $4.9 million has been invested as of September 30, 2021.

19. RESTRUCTURING

During the second half of 2019, the Company initiated a restructuring plan to realign its expense structure with the reduction in revenue experienced in recent years and overall Company objectives. As part of this restructuring plan, the Company announced plans to reduce its overall operating expenses, both in the U.S. and internationally. Management continued to assess the efficiency of operations during 2020 and the first nine months of 2021 and, in turn, consolidated locations and personnel, among other things, where possible.

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

The cumulative amount of restructuring expenses incurred as of September 30, 2021 for the restructuring plans was $12.5 million.

A reconciliation of the beginning and ending restructuring liability, which is included in accrued wages and benefits in the Condensed Consolidated Balance Sheets is as follows:

	Three Months Ended	Nine Months Ended
(In thousands)	September 30, 2021	September 30, 2021
Balance at beginning of period	$1,521	$4,186
Plus: Amounts charged to cost and expense	—	309
Less: Amounts paid	(42)	(3,016)
Balance as of September 30, 2021	$1,479	$1,479

(In thousands)	For the Year Ended December 31, 2020
Balance as of December 31, 2019	$1,568
Plus: Amounts charged to cost and expense	6,229
Less: Amounts paid	(3,611)
Balance as of December 31, 2020	$4,186

Restructuring expenses included in the Condensed Consolidated Statements of Income (Loss) were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2021	2020	2021	2020
Network Solutions - Cost of revenue	$—	$187	$12	$220
Services & Support - Cost of revenue	—	45	3	68
Cost of revenue	$—	$232	$15	$288
Selling, general and administrative expenses (1)	—	1,050	145	1,622
Research and development expenses (1)	—	621	149	1,738
Total restructuring expenses	$—	$1,903	$309	$3,648

(1) The Company does not allocate selling, general and administrative expense and research and development expense to the segment level.

Components of restructuring expense by geographic area were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2021	2020	2021	2020
United States	$—	$448	$212	$2,191
International	—	1,455	97	1,457
Total restructuring expenses	$—	$1,903	$309	$3,648

20. SUBSEQUENT EVENTS

On November 1, 2021, we announced that our Board of Directors declared a quarterly cash dividend of $0.09 per common share to be paid to the Company’s stockholders of record as of the close of business on November 16, 2021. The payment date will be November 30, 2021 in the aggregate amount of approximately $4.4 million.

On November 4, 2021, the Company entered into a loan modification agreement and amendment to loan documents to extend the maturity date of the Revolving Credit Agreement through November 3, 2022. See Item 5, Other Information, of this report for additional information regarding the loan modification agreement.

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

We ended the third quarter of 2021 with a year-over-year revenue increase of 3.7% as compared to the three months ended September 30, 2020, driven by increased shipments to a diverse mix of global Tier-1 and regional service providers. During the third quarter of 2021, we had two 10% revenue customers geographically diversified, one U.S. distributor and one international customer. Our year-over-year domestic revenue declined by 1.0% as compared to the three months ended September 30, 2020, driven by decreased network planning and implementation services in our Services & Support segment. Internationally, our revenue increased by 14.7% compared to the prior year period, primarily driven by access network builds in the Asia Pacific region, with a focus on Australia, increased shipments to alternative network operators and a Tier-1 operator in Europe. We experienced record demand for our solutions in the third quarter of 2021 setting an all-time high for bookings in a quarter. This increased demand comes from service providers planning to deploy our fiber access platforms, in-home service delivery platforms and SaaS applications. We expect this growth to accelerate. During the third quarter we secured two additional Tier-1 fiber customers, and previously announced Tier-1 fiber customers significantly increased their bookings for our fiber access platforms. Although our revenue growth and profitability in the near-term are impacted by supply chain issues, our long-term outlook continues to strengthen given the record demand for our products and our expectation of an improving supply chain in 2022.

In March 2020, the World Health Organization declared the novel coronavirus (COVID-19) outbreak a global pandemic. The SARS-CoV-2 coronavirus (or variants of the SARS-CoV-2 coronavirus, including the Delta variant) continues to spread throughout the U.S. and the world and has resulted in authorities implementing varying measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. Although vaccines have been approved and are being distributed, it cannot be predicted how long it will take before market conditions return to normal and there can be no assurance that the economic recovery will occur or offset the uncertainty and instability triggered by the pandemic. New and potentially more contagious variants of the COVID-19 virus are developing in several countries, including regions in which we have significant operations. The COVID-19 variants could further amplify the impact of the pandemic. While we are unable to accurately predict the full impact that the COVID-19 global pandemic will have on our results of operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures, our compliance with these measures has impacted our day-to-day operations and could disrupt our business and operations, as well as that of our key customers, suppliers and other counterparties, for an indefinite period of time. We have experienced a significant impact to our supply chain given COVID-19 and the related global semiconductor chip shortage, including delays in supply chain deliveries, extended lead times and shortages of some key components, some raw material cost increases and slowdowns at certain production facilities. We have also had to increase our volume of inventory to ensure supply continuity during the pandemic. In addition, we have experienced significant increases in freight-related costs due to the global shipping crisis. During the third quarter of 2021, the Company incurred supply chain constraint expenses which lowered our gross margins and decreased our profitability. While throughout the pandemic we have seen increased demand in networking requirements and utilization due to social distancing guidelines issued by governments, as well as COVID-19 related reductions in travel and infrastructure expenses, it is possible that we could experience some slowdown in demand, further supply chain issues and an increased impact from the ongoing semiconductor shortage and shortages of certain other key components as the pandemic continues. If the impacts of this shortage are more severe than we expect, it could result in longer lead times, inventory supply challenges and further increased costs, all of which could result in the deterioration of our results, potentially for a longer period than currently anticipated. To support the health and well-being of our employees, customers, partners and communities, many of our employees are working remotely as of the date of filing this report. However, there is risk that a number of our employees could be infected with COVID-19, including our key personnel. In addition, actions that have been taken and that may be taken by the Company, its customers, suppliers and counterparties in response to the pandemic, including the implementation of alternative work arrangements for certain employees, as well as the impacts to our supply chain, including delays in supply chain deliveries and the related global semiconductor chip shortage, have delayed and may continue to delay the timing of some orders and expected deliveries. Lastly, even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of any economic recession that has occurred or may occur in the future as a result of the COVID-19 pandemic.

Among our customers, we made progress with our fiber, fiber-extension, in-home service delivery platforms and cloud services while also continuing to engage in value-added service opportunities that we expect will contribute to sales over the remainder of 2021 and beyond. In addition, we believe that we are at the beginning of a significant investment cycle for fiber deployment and in-home Wi-Fi connectivity driven by technology advancements and regulatory influences. The transition to next-generation network architectures is beginning, and we are seeing demand for our next-generation fiber access and connected home solutions. In 2021, payments to service providers under government funding programs such as the FCC RDOF have started.

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

Our operating results have fluctuated, and may continue to fluctuate, on a quarterly basis due to several factors, including customer order activity, supply chain constraints, component availability, and backlog. A substantial portion of our shipments in any fiscal period relates to orders received and shipped within that fiscal period for customers under agreements containing non-binding purchase commitments. Further, a significant percentage of orders require delivery within a few days requiring us to maintain higher inventory levels. These factors normally result in a varying order backlog and limited order flow visibility; however, with the current global supply chain and transportation constraints, and limited availability of semiconductor chips and other components of our products, we have experienced and may continue to experience extended lead times, increased logistics intervals and costs, and lower volume of products deliveries, which has had and may continue to have a material adverse effect on our operating results and could have a material adverse effect on customer relations and our financial condition. Normal operating expenses are relatively fixed in the short term; therefore, a shortfall in quarterly revenues could significantly impact our financial results in a given quarter.

We continue to support our customer demand for our products by working with our suppliers, contract manufacturers, distributors, and customers to address and to limit the disruption to our operations and order fulfillment.

Our operating results may also fluctuate as a result of a number of other factors, including a decline in general economic and market conditions, specifically the decline that initially resulted from the COVID-19 pandemic and that may recur, foreign currency exchange rate movements, increased competition, customer order patterns, changes in product and services mix, timing differences between price decreases and product cost reductions, product warranty returns, expediting costs, tariffs and announcements of new products by us or our competitors. Additionally, maintaining sufficient inventory levels to assure prompt delivery of our products increases the amount of inventory that may become obsolete and increases the risk that the obsolescence of this inventory may have an adverse effect on our business and operating results. Also, not maintaining sufficient inventory levels to assure prompt delivery of our products may cause us to incur expediting costs to meet customer delivery requirements, which may negatively impact our operating results. In recent years, the Company initiated restructuring plans to realign its expense structure with the reduction in revenue experienced and with overall Company objectives. Management assessed the efficiency of our operations and consolidated locations and personnel, among other things, and implemented certain cost savings initiatives, where possible. See Note 19 of the Notes to Condensed Consolidated Financial Statements included in Part 1, Item 1 of this report for additional information on this restructuring.

Our historical financial performance is not necessarily a meaningful indicator of future results, and in general, management expects that our financial results may vary from period to period. Factors that could materially affect our business, financial condition or operating results are included in Part I, Item 1A of the 2020 Form 10-K.

BUSINESS COMBINATION AGREEMENT

On August 30, 2021, the Company and ADVA Optical Networking SE, a European stock corporation incorporated under the laws of the European Union and Germany (“ADVA”), entered into a business combination agreement (the “Business Combination Agreement”), pursuant to which both companies agreed to combine their respective businesses and each become subsidiaries of a new holding company, Acorn HoldCo, Inc. (the "surviving corporation"), a Delaware corporation and currently a wholly-owned direct subsidiary of the Company.

Under the terms of the Business Combination Agreement, Acorn MergeCo, Inc., a newly formed Delaware corporation and wholly-owned direct subsidiary of Acorn HoldCo (“Merger Sub”), will merge with and into ADTRAN, with ADTRAN surviving the merger (the “Merger”) as a wholly-owned direct subsidiary of Acorn HoldCo. Pursuant to the Merger, each outstanding share of common stock of the Company will be converted into the right to receive one share of common stock of Acorn HoldCo. Acorn HoldCo will also make a public exchange offer to exchange each issued and outstanding no-par value bearer share of ADVA, pursuant to which each ADVA share tendered and accepted for exchange will be exchanged for 0.8244 shares of common stock of Acorn HoldCo (the “Exchange Offer”, and together with the Merger, the “Business Combination”). Upon completion of the Business Combination, and assuming that all of the outstanding ADVA shares are exchanged in the Exchange Offer, former ADTRAN stockholders and former ADVA shareholders will own approximately 54% and 46%, respectively, of the outstanding Acorn HoldCo shares.

The Business Combination Agreement was unanimously approved by the Board of Directors of the Company and by the supervisory board and management board of ADVA. The Company anticipates consummation of the Business Combination during mid-2022, subject to customary closing conditions as well as regulatory and shareholder approvals.

Acorn HoldCo has entered into an irrevocable undertaking agreement (the “Irrevocable Undertaking”) with EGORA Holding GmbH and Egora Investments GmbH (collectively, the “Supporting Shareholders”) to validly accept the public exchange offer with respect to 7,000,000 shares held by them, representing 13.7% of the share capital of ADVA. The Irrevocable Undertaking includes other customary provisions, such as certain restrictions on the Supporting Shareholders from disposing of the relevant shares.

Additional information about the Business Combination Agreement and proposed Business Combination is set forth in the Company’s filings with the SEC, as well as in the registration statement on Form S-4 that Acorn HoldCo filed with the SEC, which has not yet become effective.

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

RESULTS OF OPERATIONS – THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

The following table presents selected financial information derived from our Condensed Consolidated Statements of Income (Loss) expressed as a percentage of revenue for the periods indicated. Amounts may not foot due to rounding.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue
Network Solutions	87.5%	86.5%	88.1%	86.1%
Services & Support	12.5	13.5	11.9	13.9
Total Revenue	100.0	100.0	100.0	100.0
Cost of Revenue
Network Solutions	58.7	47.2	52.8	47.4
Services & Support	6.8	8.6	7.1	9.0
Total Cost of Revenue	65.5	55.7	59.9	56.4
Gross Profit	34.5	44.3	40.1	43.6
Selling, general and administrative expenses	22.4	20.4	21.8	22.5
Research and development expenses	19.4	20.4	20.1	22.8
Asset impairments	—	—	—	—
Operating Income (Loss)	(7.3)	3.4	(1.8)	(1.7)
Interest and dividend income	0.2	0.3	0.2	0.3
Interest expense	—	—	—	—
Net investment gain (loss)	—	2.1	0.7	0.5
Other income (expense), net	0.5	(1.3)	0.7	(0.6)
Income (Loss) Before Income Taxes	(6.6)	4.5	(0.2)	(1.6)
Income tax (expense) benefit	(0.9)	(0.4)	(0.8)	0.6
Net Income (Loss)	(7.6)%	4.1%	(1.1)%	(1.0)%

REVENUE

Our revenue increased 3.7% from $133.1 million for the three months ended September 30, 2020 to $138.1 million for the three months ended September 30, 2021 and increased 8.6% from $376.4 million for the nine months ended September 30, 2020 to $408.8 million for the nine months ended September 30, 2021. The increase in revenue for the three and nine months ended September 30, 2021 was primarily attributable to a $3.8 million and $15.0 million increase in Access & Aggregation revenue, respectively, and a $1.8 million and $21.6 million increase in Subscriber Solutions & Experience revenue, respectively, partially offset by a $0.6 million and $4.2 million decrease in the revenue of our Traditional & Other Products, respectively. Although our revenue increased, supply of semiconductor chips and other components of our products has become constrained resulting in extended lead times and increased costs. Transportation constraints, including shortages for both air and surface freight, as well as labor shortages in the transportation industry, have also affected the timing and the cost of obtaining raw materials and production supplies. Although our revenue growth and profitability in the near-term may be impacted by these global supply chain issues, our long-term outlook continues to strengthen given the strong customer order bookings during the third quarter of 2021.

Network Solutions segment revenue increased 4.8% from $115.2 million for the three months ended September 30, 2020 to $120.8 million for the three months ended September 30, 2021 and increased 11.1% from $323.9 million for the nine months ended September 30, 2020 to $360.0 million for the nine months ended September 30, 2021. The increase in revenue for the three and nine months ended September 30, 2021 was due primarily to revenue of Subscriber Solutions & Experience and Access & Aggregation products. The increase in Subscriber Solutions & Experience revenue for the three and nine months ended September 30, 2021 was primarily attributable to increased volume of network termination and Fiber CPE. The increase in the Access & Aggregation category for the three and nine months ended September 30, 2021 was due to increased volume of fiber access. While we expect that revenue from Traditional & Other Products will continue to decline over time, this revenue may fluctuate and continue for years because of the time required for our customers to transition to newer technologies.

Services & Support segment revenue decreased 3.3% from $17.9 million for the three months ended September 30, 2020 to $17.3 million for the three months ended September 30, 2021 and decreased 6.9% from $52.5 million for the nine months ended September 30, 2020 to $48.8 million for the nine months ended September 30, 2021. The decrease in revenue for the three and nine months ended September 30, 2021 was primarily attributable to decreased network planning and implementation services partially offset by an increase in maintenance and managed services.

International revenue, which is defined as revenue generated from the Network Solutions and Services & Support segments amounts and provided to a customer outside of the U.S., increased 15% from $34.3 million for the three months ended September 30, 2020 to $39.4 million for the three months ended September 30, 2021 and increased 13.1% from $120.1 million for the nine months ended September 30, 2020 to $135.8 million for the nine months ended September 30, 2021. International revenue, as a percentage of total revenue, increased from 29.8% for the three months ended September 30, 2020 to 32.7% for the three months ended September 30, 2021 and increased from 31.9% for the nine months ended September 30, 2020 to 33.2% for the nine months ended September 30, 2021. The increase in percentage of international revenue for the three and nine months ended September 30, 2021, was primarily driven by access network builds in the Asia Pacific region with a focus on Australia, increased shipments to alternative network operators in Europe and revenue from a Tier-1 operator in Europe.

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

As a result of our global operations, our revenue and operating income in some international markets can be affected by foreign currency fluctuations. Consequently, while we expect the global trend towards deployment of more robust broadband speeds and access to continue creating additional market opportunities for us, the factors described above may result in pressure on revenue and operating income. However, for the three and nine months ended September 30, 2021, foreign currency fluctuations did not materially impact the Company's results of operations.

COST OF REVENUE

As a percentage of revenue, cost of revenue increased from 55.7% for the three months ended September 30, 2020 to 65.5% for the three months ended September 30, 2021 and increased from 56.4% for the nine months ended September 30, 2020 to 59.9% for the nine months ended September 30, 2021. For the three months ended September 30, 2021, the increase was primarily attributable to supply chain constraint related expenses. For the nine months ended September 30, 2021, the increase was primarily attributable to supply chain constraint related expenses and to a lesser extent changes in customer and product mix and a regional revenue shift.

Network Solutions cost of revenue, as a percentage of that segment’s revenue, increased from 54.5% for the three months ended September 30, 2020 to 67.1% for the three months ended September 30, 2021 and increased from 55.1% for the nine months ended September 30, 2020 to 60.0% for the nine months ended September 30, 2021. The increase in cost of revenue as a percentage of revenue for the three and nine months ended September 30, 2021 was primarily attributable to supply chain constraint related expenses. The increase in cost of revenue as a percentage of revenue for the nine months ended September 30, 2021 was primarily attributable to supply chain constraint related expenses and to a lesser extent changes in customer and product mix and a regional revenue shift.

Services & Support cost of revenue, as a percentage of that segment’s revenue, decreased from 63.6% for the three months ended September 30, 2020 to 54.2% for the three months ended September 30, 2021 and decreased from 64.5% for the nine months ended September 30, 2020 to 59.1% for the nine months ended September 30, 2021. The decrease in cost of revenue as a percentage of revenue for the three and nine months ended September 30, 2021 was primarily attributable to customer mix, changes in services and support mix.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

As a percentage of revenue, selling, general and administrative expenses increased from 20.4% for the three months ended September 30, 2020 to 22.4% for the three months ended September 30, 2021 and decreased from 22.5% for the nine months ended September 30, 2020 to 21.8% for the nine months ended September 30, 2021. Selling, general and administrative expenses as a percentage of revenue will generally fluctuate whenever there is a significant fluctuation in revenue for the periods being compared.

Selling, general and administrative expenses increased 13.8% from $27.2 million for the three months ended September 30, 2020 to $31.0 million for the three months ended September 30, 2021 and increased 5.5% from $84.6 million for the nine months ended September 30, 2020 to $89.3 million for the nine months ended September 30, 2021. The increase in selling, general and administrative expenses for the three months ended September 30, 2021 was primarily attributable to increased acquisition expenses and labor related expenses, partially offset by deferred compensation related costs and lower restructuring expenses. The increase in selling, general and administrative expenses for the nine months ended September 30, 2021 was primarily attributable to increased acquisition expenses, deferred compensation related costs and insurance expense, partially offset by decreases in restructuring expenses, travel related expense and legal expense.

RESEARCH AND DEVELOPMENT EXPENSES

As a percentage of revenue, research and development expenses decreased from 20.4% for the three months ended September 30, 2020 to 19.4% for the three months ended September 30, 2021 and decreased from 22.8% for the nine months ended September 30, 2020 to 20.1% for the nine months ended September 30, 2021. Research and development expenses as a percentage of revenue will fluctuate whenever there are incremental product development activities or significant fluctuations in revenue for the periods being compared.

Research and development expenses decreased 1.7% from $27.2 million for the three months ended September 30, 2020 to $26.8 million for the three months ended September 30, 2021 and decreased 4.3% from $85.8 million for the nine months ended September 30, 2020 to $82.1 million for the nine months ended September 30, 2021. The decrease in research and development expenses for the three and nine months ended September 30, 2021 was primarily attributable to lower personnel costs which were mainly the result of our restructuring programs, partially offset by increased contract services.

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

ASSET IMPAIRMENTS

Asset impairments, which were $0.1 million for the nine months ended September 30, 2020, related to the abandonment of certain information technology projects in which we had previously capitalized costs. There were no asset impairments recognized during the three months ended September 30, 2020 or September 30, 2021 or for the nine months ended September 30, 2021.

INTEREST AND DIVIDEND INCOME

Interest and dividend income remained constant at $0.3 million for the three months ended September 30, 2020 and 2021, and decreased 14.0% from $1.0 million for the nine months ended September 30, 2020 to $0.9 million for the nine months ended September 30, 2021. The decrease in interest and dividend income was primarily attributable to a decrease in the rate of return on our investments due to lower interest rates. Our total investments increased from $84.2 million as of September 30, 2020 to $86.5 million as of September 30, 2021.

INTEREST EXPENSE

Interest expense was less than $0.1 million for each of the three and nine months ended September 30, 2021 and 2020. Interest expense during the first nine months of 2021 was primarily related to our Revolving Credit Agreement that we entered into during the fourth quarter of 2020.

NET INVESTMENT GAIN (LOSS)

We recognized a net investment gain of $2.8 million and a net investment loss of $0.1 million for the three months ended September 30, 2020 and 2021, respectively, and a net investment gain of $1.8 million and $2.9 million for the nine months ended September 30, 2020 and 2021, respectively. The fluctuations in our net investments were primarily attributable to changes in the fair value of our securities recognized during the period. We expect that any future market volatility, whether from COVID-19 or other factors, will result in continued volatility in our investment portfolio. See Note 6 of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report, and “Investing Activities” in “Liquidity and Capital Resources” below for additional information.

OTHER INCOME (EXPENSE), NET

Other income (expense), net, which primarily consisted of gains and losses on foreign currency transactions and income from excess material sales, improved from expense of $1.7 million for the three months ended September 30, 2020 to income of $0.6 million for the three months ended September 30, 2021 and improved from expense of $2.3 million for the nine months ended September 30, 2020 to income of $2.7 million for the nine months ended September 30, 2021.

INCOME TAX EXPENSE (BENEFIT)

Our effective tax rate increased from an expense of 9.3% of pre-tax income for the three months ended September 30, 2020, to an expense of 14.1% of pre-tax loss for the three months ended September 30, 2021 and increased from a benefit of 36.8% of pre-tax loss for the nine months ended September 30, 2020 to an expense of 354.5% of pre-tax loss for the nine months ended September 30, 2021. The change in the effective tax rate for the three months ended September 30, 2021 was driven by tax expense in our international operations and additional changes in the valuation allowance related to our domestic operations. The change in the effective tax rate for the nine months ended September 30, 2021 was primarily driven by a tax benefit of $7.8 million recognized during the nine months ended September 30, 2020 as a result of the enactment of the CARES Act in March 2020. See Note 4 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for additional information.

NET INCOME (LOSS)

As a result of the above factors, net income (loss) decreased from net income of $5.5 million for the three months ended September 30, 2020 to a net loss of $10.4 million for the three months ended September 30, 2021 and from a net loss of $3.7 million for the nine months ended September 30, 2020 to net loss of $4.4 million for the nine months ended September 30, 2021.

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

As of September 30, 2021, cash on hand was $75.5 million and short-term investments were $2.6 million, which resulted in available short-term liquidity of $78.1 million, of which $55.9 million was held by our foreign subsidiaries. As of December 31, 2020, cash on hand was $60.2 million and short-term investments were $3.1 million, which resulted in available short-term liquidity of $63.3 million, of which $49.7 million was held by our foreign subsidiaries. Generally, we intend to permanently reinvest funds held outside the U.S., except to the extent that any of these funds can be repatriated without withholding tax.

During the fourth quarter of 2020, the Company entered into a Revolving Credit and Security Agreement and related Promissory Note (together, the “Revolving Credit Agreement”) with Cadence Bank, N.A., as lender (the “Lender”). The Revolving Credit Agreement provides the Company with a new $10.0 million secured revolving credit facility. Loans under the Revolving Credit Agreement will bear interest at a rate equal to 1.50% over the screen rate as obtained by Reuter’s, Bloomberg or another commercially available source as may be designated by the Lender from time to time; provided, however, that in no event shall the applicable rate of interest under the Revolving Credit Agreement be less than 1.50% per annum. Such loans are secured by all of the cash, securities, securities entitlements and investment property in a certain bank account, as outlined in the Revolving Credit Agreement, at a maximum loan-to-value ratio of 75% determined by dividing the full commitment amount under the Revolving Credit Agreement on the date of testing, determined by the Lender each fiscal quarter, by the market value of the collateral. Based on the market value of the collateral at September 30, 2021, the Company had $10.0 million of loan availability under the revolving credit facility as of such date. The Revolving Credit Agreement matures on November 4, 2021, subject to earlier termination upon the occurrence of certain events of default. The Company entered into the Revolving Credit Agreement in order to increase the flexibility and management of its short-term liquidity. To date, the Company has not made any draws under the Revolving Credit Agreement. The Company agreed to certain negative covenants that are customary for credit arrangements of this type, including, among other things, restrictions on the Company’s ability to enter into mergers, acquisitions or other business combination transactions, grant liens or suffer a material adverse change in the condition or affairs (financial or otherwise) of the Company, which negative covenants are subject to certain exceptions. The Company must be in compliance with all covenants to be able to draw on the line of credit. As of September 30, 2021, the Company was in compliance with all covenants.

Operating Activities

Net cash provided by operating activities of $28.9 million during the nine months ended September 30, 2021 increased by $34.2 million compared to net cash used of $5.3 million during the nine months ended September 30, 2020. This increase was primarily due to net cash inflows from working capital, specifically, an increase in the average number days payable to our trade suppliers, a decrease in other receivables and an increase in inventory turnover, and partially offset by an increase in accounts receivable and the average number of days it takes the Company to collect cash payment for sales. Additional details related to our working capital and its drivers are discussed below.

Net accounts receivable increased 25.6% from $98.8 million as of December 31, 2020 to $124.1 million as of September 30, 2021. Our allowance for expected credit losses was $38 thousand as of December 31, 2020. There was no allowance for expected credit losses as of September 30, 2021. The increase in net accounts receivable was due to an increase in sales volume and the timing of shipments within the quarter. Quarterly accounts receivable DSO increased from 70 days as of December 31, 2020 to 83 days as of September 30, 2021. The increase in DSO was due to the timing of product shipments and customer mix.

Other receivables decreased 54.2% from $21.5 million as of December 31, 2020 to $9.9 million as of September 30, 2021. The decrease in other receivables was primarily attributable to the receipt of an income tax refund and a decrease in contract manufacturer purchases.

Quarterly inventory turnover increased from 2.5 turns as of December 31, 2020 to 2.9 turns as of September 30, 2021. Inventory increased 1.4% from $125.5 million as of December 31, 2020 to $127.2 million as of September 30, 2021. While we remain subject to COVID-19 uncertainties related to supply chain and demand, we expect inventory levels to fluctuate as we attempt to maintain sufficient inventory in response to seasonal cycles of our business and ensuring competitive lead times while managing the risk of inventory.

Accounts payable increased 58.4% from $49.9 million as of December 31, 2020 to $79.1 million as of September 30, 2021. The increase was primarily due to an increase in the average number days payable to our trade suppliers,. Accounts payable will fluctuate due to variations in the timing of the receipt of supplies, inventory and services and our subsequent payments for these purchases.

Investing Activities

Capital expenditures totaled approximately $3.6 million and $5.1 million for the nine months ended September 30, 2021 and 2020, respectively. These expenditures were primarily used to purchase manufacturing and test equipment, software, computer hardware and to finance building improvements.

Our combined short-term and long-term investments increased $3.2 million from $83.3 million as of December 31, 2020 to $86.5 million as of September 30, 2021. This increase reflects the impact of net realized and unrealized gains and losses on our investments.

We typically invest all available cash not required for immediate use in operations, primarily in securities that we believe bear minimal risk of loss. See Note 6 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for additional information. As of September 30, 2021, our corporate bonds, municipal bonds, asset-backed bonds, mortgage/agency bonds, U.S. government bonds, other government bonds and variable-rate demand notes were classified as available-for-sale and had a combined duration of 1.67 years with an average Standard & Poor’s credit rating of AA-. Because our investment portfolio has a high-quality rating and contractual maturities of short duration, we are able to obtain prices for these bonds derived from observable market inputs, or for similar securities traded in an active market, on a daily basis.

Our long-term investments increased 4.7% from $80.1 million as of December 31, 2020 to $83.9 million as of September 30, 2021. Our investments include various marketable equity securities classified as long-term investments with a fair market value of $12.1 million and $11.0 million as of September 30, 2021 and December 31, 2020, respectively. Long-term investments as of September 30, 2021 and December 31, 2020 also included $25.7 million and $23.9 million, respectively, related to our deferred compensation plans.

Financing Activities

Dividends

In July 2003, our Board of Directors elected to begin declaring quarterly dividends on our common stock considering the tax treatment of dividends and adequate levels of Company liquidity. During the nine months ended September 30, 2021 and 2020, we paid dividends totaling $13.1 million and $13.0 million, respectively. The continued payment of dividends is at the discretion of the Company’s Board of Directors and is subject to general business conditions and ongoing financial results of the Company.

Stock Option Exercises

To accommodate employee stock option exercises, the Company issued 0.1 million and 0.4 million shares of treasury stock which resulted in proceeds of $2.6 million and $6.1 million during the three and nine months ended September 30, 2021, respectively. No stock options were exercised during the three and nine months ended September 30, 2020.

Off-Balance Sheet Arrangements

We do not have off-balance sheet financing arrangements and have not engaged in any related party transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources.

Contractual Obligations

Certain contracts, customers and jurisdictions in which we do business require us to provide various guarantees of performance such as bid bonds, performance bonds and customs bonds. As of September 30, 2021 and December 31, 2020, we had commitments related to these bonds totaling $20.9 million and $15.2 million, respectively, which expire at various dates through August 2024. Although the triggering events vary from contract to contract, in general we would only be liable for the amount of these guarantees in the event of default under each contract, the probability of which we believe is remote.

In June 2020, the Company entered into a letter of credit with a bank to guarantee performance obligations under a contract with a certain customer. The obligations under this customer contract will be performed over multiple years. We reached the maximum value of our minimum collateral requirement of $15.0 million during the three months ended March 31, 2021, as the Company reached certain milestones through the first quarter of 2021 as outlined in the customer contract. The letter of credit was secured by a pledge of a portion of the Company’s fixed-income securities, which totaled $18.4 million as of September 30, 2021, of which $0.1 million is included in restricted cash and $18.3 million is included in long-term investments on the Condensed Consolidated Balance Sheet. This pledged collateral value will fluctuate as the Company changes the mix of the pledged collateral between restricted cash and investments. Any shortfalls in the minimum collateral value are required to be restored by the Company from available cash and cash equivalents, short-term investments and/or long-term investments. The collateral under the letter of credit will be released when all obligations under the customer contract have been met. As of September 30, 2021, the Company was in compliance with all contractual requirements under the letter of credit.

We have committed to invest up to an aggregate of $5.0 million in a private equity fund, of which $4.9 million has been invested as of September 30, 2021.

During the nine months ended September 30, 2021, there have been no other material changes in contractual obligations and commercial commitments from those discussed in the 2020 Form 10-K.

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

We maintain depository investments with certain financial institutions. Although these depository investments may exceed government insured depository limits, we have evaluated the creditworthiness of these financial institutions and determined the risk of material financial loss due to exposure of such credit risk to be minimal. As of September 30, 2021, $71.2 million of our cash and cash equivalents, primarily certain domestic money market funds and foreign depository accounts, were in excess of government provided insured depository limits.

As of September 30, 2021, approximately $46.5 million of our cash and investments may be directly affected by changes in interest rates. As of September 30, 2021, we held $6.5 million of cash and variable-rate investments where a change in interest rates would impact our interest income. A hypothetical 50 basis point decline in interest rates as of September 30, 2021, assuming all other variables remain constant, would reduce annualized interest income on our cash and investments by less than approximately $0.1 million. In addition, we held $40.0 million of fixed-rate bonds whose fair values may be directly affected by a change in interest rates. A hypothetical 50 basis point increase in interest rates as of September 30, 2021, assuming all other variables remain constant, would reduce the fair value of our fixed-rate bonds by approximately $0.3 million.

We are exposed to changes in foreign currency exchange rates to the extent that such changes affect our revenue and gross margin on revenue derived from some international customers, expenses, and assets and liabilities held in non-functional currencies related to our foreign subsidiaries. Our primary exposures to foreign currency exchange rate movements are with our German subsidiary, whose functional currency is the Euro, and our Australian subsidiary, whose functional currency is the Australian dollar. Our revenue is primarily denominated in the respective functional currency of the subsidiary and paid in that subsidiary’s functional currency or certain other local currency, our global supply chain predominately invoices us in the respective functional currency of the subsidiary and is paid in U.S. dollars and some of our operating expenses are invoiced and paid in certain local currencies (approximately 9.4% of total operating expense for both the three and nine months ended September 30, 2021). Therefore, our revenues, gross margins, operating expense and operating income are all subject to foreign currency fluctuations. As a result, changes in currency exchange rates could cause variations in our operating income.

We have certain customers and suppliers who are invoiced or pay in a non-functional currency. Changes in the monetary exchange rates used to invoice such customers versus the functional currency of the entity billing such customers may adversely affect our results of operations and financial condition. To manage the volatility relating to these typical business exposures, we may enter into various derivative transactions, when appropriate. We do not hold or issue derivative instruments for trading or other speculative purposes. For balances as of September 30, 2021, all non-functional currencies billed would result in a combined hypothetical gain or loss of $3.4 million if the U.S. dollar weakened or strengthened 10% against the billing currencies. This change represents an increase in the amount of hypothetical gain or loss compared to prior periods and is mainly due to an increase in U.S. dollar denominated billings in a non-U.S. dollar denominated subsidiary. Although we do not currently hold any derivative instruments, any gain or loss would be partially mitigated by any derivative instruments held.

As of September 30, 2021, we had certain material contracts subject to currency revaluation, including accounts receivable, accounts payable and lease liabilities, denominated in foreign currencies. As of September 30, 2021, we did not have any forward contracts outstanding.

For further information about the fair value of our investments as of September 30, 2021, see Note 6 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

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

As of the end of the period covered by this report, an evaluation was carried out by management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Risks Related to ADTRAN’s Business

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

In addition, due to the ongoing pandemic and global semiconductor chip shortage, we have experienced disruption and delays in our supply chain and significant price increases with certain of our manufacturing partners, and those disruptions, delays and price increases may continue. For example, in the third quarter of 2021, our results of operations were negatively impacted by increased expenses resulting from supply chain disruptions. There are also restrictions and delays on logistics, such as air cargo carriers, as well as increased logistics costs due to limited capacity and high demands for freight forwarders. Although we continue to work with our supply chain and dual source partners to take the necessary steps to resolve these disruptions, there can be no assurance that the ongoing disruptions due to COVID-19, the related global semiconductor chip shortage or other supply chain constraints or price increases will be resolved in the near term, which could continue to result in longer lead times, inventory supply challenges and further increased costs, all of which could continue to adversely affect our business, financial condition, and results of operations.

Although vaccines have been approved and are being distributed, it cannot be predicted how long it will take before market conditions return to normal and there can be no assurance that the economic recovery will occur or offset the uncertainty and instability triggered by the pandemic. Additionally, as vaccinations become readily available, we cannot predict what restrictions may be imposed in the event of vaccine mandates for travel to and from particular destinations. New and potentially more contagious variants of the COVID-19 virus are developing in several countries, including regions in which we have significant operations. The COVID-19 variants could further amplify the impact of the pandemic.

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

Changes in trade policy in the U.S. and other countries, specifically the UK and China, including the imposition of additional tariffs and the resulting consequences, may adversely impact our gross profits, gross margins, results of operations and financial condition.

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

In June 2016, the UK held a referendum, commonly referred to as “Brexit,” in which the majority of voters elected to withdraw from the EU. The UK formally departed from the EU on Friday, January 31, 2020. The UK and the EU have signed an EU-UK Trade and Cooperation Agreement, which became provisionally applicable on January 1, 2021 and went into force permanently on May 1, 2021, following formal approval by the UK and the EU. The agreement is limited in its scope primarily to the trade of goods, transport, energy links and fishing, and uncertainties remain relating to certain aspects of the UK's future economic, trading and legal relationships with the EU and with other countries. The actual or potential consequences of Brexit, and the associated uncertainty, could adversely affect economic and market conditions in the UK, the EU and its member states, and elsewhere, and could contribute to instability in global financial markets. The past year has been challenging for the credit markets due to a shift from a time of quantitative easing to a time of quantitative tightening by central banks around the world. If global economic and market conditions, or economic conditions in key markets, remain uncertain or further deteriorate, we may experience material impacts on our business and operating results. We may also be adversely affected in ways that we do not currently anticipate.

Our revenue for a particular period can be difficult to predict, and a shortfall in revenue may harm our operating results.

As a result of the many factors discussed in this report, our revenue for a particular quarter is difficult to predict and will fluctuate from quarter to quarter. Typically, our customers request product delivery within a short period following our receipt of an order. Consequently, we do not typically carry a significant order backlog and are dependent upon obtaining orders and completing delivery in accordance with shipping terms that are predominantly within each quarter to achieve our targeted revenues. Supply of semiconductor chips and other components of our products has become constrained resulting in extended lead times. Transportation constraints, including shortages for both air and surface freight, as well as labor shortages in the transportation industry, have also affected the timing and the cost of obtaining raw materials and production supplies. As a result, our net revenue and gross profit declined in the third quarter of 2021. If supply chain constraints and transportation constraints continue, it could cause our net revenue and gross profit to decline or to grow at a slower rate than in previous quarters. Our deployment/installation cycle can also vary depending on the customer’s schedule, site readiness, network size and complexity and other factors, which can cause our revenue to fluctuate from period to period. Our ability to meet financial expectations could also be affected if the variable revenue patterns seen in prior quarters recur in future quarters. We have experienced periods of time during which manufacturing issues have delayed shipments, leading to variable shipping patterns. In addition, to the extent that manufacturing issues and any related component shortages continue to result in delayed shipments in the future, and particularly in quarters in which we and our subcontractors are operating at higher levels of capacity, it is possible that revenue for a quarter could be adversely affected, and we may not be able to remediate the conditions within the same quarter. Currently, our revenue growth and profitability in the near-term are being impacted by supply chain constraint issues. While we are working closely with our suppliers and customers to address the near-term supply chain challenges facing the industry and believe these challenges are peaking during the second half of 2021 and will begin to normalize by mid-2022, there can be no assurance this will be the case.

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

Our dependence on a limited number of suppliers for certain raw materials, key components and ODM products, combined with supply shortages, have prevented and may continue to prevent us from delivering our products on a timely basis, which has had a material adverse effect on operating results and could have a material adverse effect on customer relations.

Certain raw materials and key components used in our products are currently available from only one source, and others are available from only a limited number of sources. The availability of these raw materials and supplies may be subject to market forces beyond our control, such as merger and acquisition activity of our suppliers and consolidation in some segments of our supplier base. From time to time, there may not be sufficient quantities of raw materials and supplies in the marketplace to meet customer demand. For example, wafer foundries that support chipmakers have not invested enough in recent years to increase capacities to the levels need to support demand from all of their customers and wafers have a long lead time for production, in some cases up to 30 weeks, which has led to a recent shortage in chip supplies. Many companies utilize the same raw materials and supplies that we do in the production of their products. Companies with more resources than our own may have a competitive advantage in obtaining raw materials and supplies due to greater buying power. These factors have resulted in reduced supply, higher prices of raw materials and delays in the receipt of certain of our key components, which in turn has generated increased costs, lower margins and delays in product delivery, with a corresponding adverse effect on revenues. Delays in product deliveries and corresponding product price increases may likewise have an adverse effect on customer relationships. We attempt to manage these risks through developing alternative sources, by staging inventories at strategic locations, through engineering efforts designed to obviate the necessity of certain components and by building long-term relationships and close contact with each of our key suppliers; however, we cannot assure that delays in or failures of deliveries of key components, either to us or to our contract manufacturers, and consequent delays in product deliveries, will not continue to occur in the future. For a discussion of the impact of the COVID-19 pandemic on our supply chain see “- The ongoing COVID-19 pandemic could adversely affect our business, results of operations and financial condition.”

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

We are expanding our presence in international markets, which represented 33.2% and 30.5% of our net revenue for the nine months ended September 30, 2021 and for the year ended December 31, 2020, respectively, and as a result, we anticipate increased sales and operating costs in these markets. This international expansion may increase our operational risks and impact our results of operations, including:

•
exposure to unfavorable commercial terms in certain countries;
•
the time and cost to staff and manage foreign operations, including the time and cost to maintain good relationships with employee associations and works councils;
•
exposure to unfavorable commercial terms in certain countries;
•
the time and cost to staff and manage foreign operations, including the time and cost to maintain good relationships with employee associations and work councils;
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

Risks Related to the Business Combination Agreement with ADVA

The consummation of the Business Combination is subject to a number of conditions, and the Business Combination Agreement may be terminated by each of ADTRAN and ADVA under certain circumstances. If the Business Combination is not completed, the price of our common stock may be adversely affected.

The consummation of the Business Combination is subject to a number of conditions, including, among others, (i) adoption of the Business Combination Agreement by holders of a majority of the outstanding shares of ADTRAN common stock, (ii) the tender in the Exchange Offer of at least 70% of the outstanding ADVA shares, (iii) the declaration of effectiveness by the SEC of the registration statement on Form S-4 that Acorn HoldCo filed with the SEC for the shares to be issued in the Merger and the Exchange Offer, with no stop order in effect or being sought with respect thereto, (iv) receipt of certain antitrust and foreign direct investment regulatory approvals for the transaction (the “regulatory condition”) and (vi) the absence of any law, regulation, administrative act, injunction, temporary restraining order or preliminary or permanent injunction or other order issued by any governmental entity in any relevant jurisdiction prohibiting or making illegal (a) the consummation of the Exchange Offer or the Merger or (b) the ownership of ADVA shares or shares of the surviving corporation by Acorn HoldCo. Furthermore, ADTRAN’s obligation to consummate the Business Combination is subject to certain additional customary conditions, including (i) the absence of a Target Material Adverse Change for ADVA, as defined in the Business Combination Agreement, (ii) the absence of the violation of law by ADVA related to bribery, corruption or export sanctions, (iii) the absence of an increase or decrease in ADVA’s share capital of more than 1%, subject to certain exceptions and the absence of a loss in the amount of half or more of ADVA’s share capital and (iv) the absence of any insolvency proceedings against ADVA or circumstances requiring the opening of insolvency proceedings. Except for the regulatory condition, all conditions to the Business Combination must be satisfied on or prior to the end of the acceptance period for the Exchange Offer. The regulatory condition may remain outstanding for up to twelve months following the end of the acceptance period. The completion of the Business Combination will depend on the satisfaction of such conditions. No assurance can be given that all of the conditions to the Business Combination will be satisfied or, if they are, as to the timing of the closing of the Business Combination.

Furthermore, pursuant to the Business Combination Agreement, both we and ADVA may terminate the Business Combination Agreement under certain circumstances, including, among others, the occurrence of a material adverse change affecting ADVA or certain changes in the recommendation to the ADVA management or supervisory board.

If the conditions to the Business Combination are not satisfied or validly waived in advance, or if termination rights are exercised, the Business Combination Agreement will terminate and the Business Combination will not be completed. If the Business Combination is delayed or not completed, the price of our common stock may decline.

Acorn HoldCo, which will be the holding company of ADTRAN and ADVA following the completion of the Business Combination, may enter into a domination and/or profit and loss transfer agreement with ADVA after the closing of the Business Combination that could be disadvantageous to Acorn HoldCo.

Following completion of the Business Combination, Acorn HoldCo may enter into a domination and/or profit and loss transfer agreement (a “DPLTA”) with ADVA after the completion of the Exchange Offer. Pursuant to applicable provisions of the German Stock Corporation Act, under a DPLTA, Acorn HoldCo would be obligated to compensate any annual net loss of ADVA. Further, each ADVA shareholder who did not tender in the Exchange Offer would be offered to elect either (1) to remain an ADVA shareholder and receive, in the case of a domination agreement, an adequate fixed or variable annual guaranteed dividend or, in the case of a profit and loss transfer agreement, receive annual recurring compensation pursuant to applicable provisions of the German Stock Corporation Act, or (2) to receive adequate exit compensation in exchange for its ADVA shares pursuant to applicable provisions of the German Stock Corporation Act. ADVA shareholders electing the first option may later elect the second option for as long as the offer for the exit compensation is open. Acorn HoldCo’s obligation to pay an adequate fixed or variable annual guaranteed dividend or annual recurring compensation would lead to a continuing payment obligation for Acorn HoldCo which could be disadvantageous to Acorn HoldCo’s financial condition.

The announcement and pendency of the Business Combination, during which ADTRAN and ADVA are subject to certain operating restrictions, could have an adverse effect on Acorn HoldCo’s, ADTRAN’s and ADVA’s businesses and cash flows, financial condition and results of operations.

The announcement and pendency of the Business Combination could disrupt ADTRAN’s and ADVA’s businesses, and uncertainty about the effect of the Business Combination may have an adverse effect on Acorn HoldCo, ADTRAN and ADVA. These uncertainties could cause suppliers, vendors, partners, customers and others that deal with ADTRAN and ADVA to defer entering into contracts with, or making other decisions concerning ADTRAN and ADVA or to seek to change or cancel existing business relationships with the companies. In addition, ADTRAN’s and ADVA’s employees may experience uncertainty regarding their roles after the Business Combination. Employees may depart either before or after the completion of the Business Combination because of uncertainty and issues relating to the difficulty of coordination or because of a desire not to remain following the Business Combination. Therefore, the pendency of the Business Combination may adversely affect Acorn HoldCo’s, ADTRAN’s and ADVA’s ability to retain, recruit and motivate key personnel. Additionally, the attention of ADTRAN’s and ADVA’s management may be directed towards the completion of the Business Combination, including obtaining regulatory approvals, and may be diverted from the day-to-day business operations of ADTRAN and ADVA. Matters related to the Business Combination may require commitments of time and resources that could otherwise have been devoted to other opportunities that might have been beneficial to ADTRAN and ADVA. Additionally, the Business Combination Agreement requires ADTRAN and ADVA to refrain from taking certain specified actions, for example significant investments or disposals, while the Business Combination is pending. These restrictions may prevent ADTRAN and ADVA from pursuing otherwise attractive business opportunities or capital structure alternatives and from executing certain business strategies prior to the completion of the Business Combination. Further, the Business Combination may give rise to potential liabilities, including those that may result from pending and future stockholder lawsuits relating to the Business Combination or a potential post-completion reorganization. Any of these matters could adversely affect the businesses of, or harm the results of operations, financial condition or cash flows of Acorn HoldCo, ADTRAN and ADVA.

Further, certain adverse changes in the business of ADVA or ADTRAN in the period prior to the closing of the Business Combination may occur that would not result in ADTRAN, ADVA or Acorn HoldCo having the right to terminate the Business Combination Agreement or the Exchange Offer. If adverse changes occur but ADTRAN and ADVA are still required to complete the Business Combination, the market value of ADTRAN shares, ADVA shares or Acorn HoldCo shares may decrease. If the Business Combination is not completed, these risks may still materialize and adversely affect the business and financial results of ADTRAN and/or ADVA.

Negative publicity related to the Business Combination may adversely affect ADTRAN, ADVA or Acorn HoldCo.

From time to time, political and public sentiment in connection with a proposed Business Combination may result in a significant amount of adverse press coverage and other adverse public statements affecting the parties to the Business Combination. Adverse press coverage and public statements, whether or not driven by political or popular sentiment, may also result in legal claims or in investigations by regulators, legislators and law enforcement officials. Responding to these investigations and lawsuits, regardless of the ultimate outcome of the proceedings, can divert the time and effort of senior management from operating their businesses. Addressing any adverse publicity, governmental scrutiny or enforcement or other legal proceedings could be time-consuming and expensive and, regardless of the factual basis for the assertions being made, could have a negative impact on the reputation of ADTRAN, ADVA and Acorn HoldCo, on the morale and performance of their employees and on the relationships with regulators, suppliers and customers. It may also have a negative impact on our ability to take timely advantage of various business and market opportunities. The direct and indirect effects of negative publicity, and the demands of responding to and addressing it, may have a material adverse effect on ADTRAN’s and ADVA’s respective businesses and cash flows, financial condition and results of operations.

Certain of our directors and executive officers and certain of the designees to the pre-closing Acorn HoldCo board of directors may have interests in the Business Combination that may be different from, or in addition to, those of ADTRAN stockholders generally.

Certain of our directors and executive officers, as well as certain designees to the pre-closing Acorn HoldCo board of directors, may have interests in the Business Combination that may be different from, or in addition to, the interests of ADTRAN stockholders. These interests include the continued service of certain directors and executive officers following the closing of the Business Combination, the treatment of restricted stock units, performance stock units, stock options and other equity-based awards in connection with the Business Combination, and the indemnification of ADTRAN directors, executive officers and designees to the pre-closing Acorn HoldCo board of directors by Acorn HoldCo.

We will incur significant transaction fees and costs in connection with the Business Combination.

We expect to incur a number of significant non-recurring implementation and restructuring costs associated with combining the operations of the two companies. In addition, we will incur significant banking, legal, accounting and other transaction fees and costs related to the Business Combination.

Additional costs substantially in excess of currently anticipated costs may also be incurred in connection with the integration of the businesses of ADTRAN and ADVA. For additional information regarding estimates of fees and costs relating to the Business Combination Agreement and proposed Business Combination refer to the Company’s filings with the SEC, as well as the registration statement on Form S-4 that Acorn HoldCo has filed with the SEC.

Any cost savings or other efficiencies related to the integration of the businesses that could offset these transaction- and combination-related costs over time may not be achieved in the near term, or at all. In addition, the timeline in which cost savings are expected to be realized is lengthy and may not be achieved. Failure to realize these synergies and cost reductions and other efficiencies in a timely manner or at all could have a material adverse effect on Acorn HoldCo’s and ADTRAN’s respective businesses and cash flows, financial condition and results of operations.

Risks relating to the businesses of ADTRAN and ADVA after the completion of the Business Combination may have a significant adverse impact on Acorn HoldCo’s business and financial performance.

Due to the size and geographic reach of Acorn HoldCo’s operations following the completion of the Business Combination, a wide range of factors could materially affect its operations and financial performance. In addition to the risks described herein, the risks relating to ADTRAN described below under “Risks Relating to ADTRAN’s Business” and in Item 1A of ADTRAN’s Annual Report on Form 10-K for the year ended December 31, 2020, and the risks relating to ADVA’s business described in “Risk Factors — Risks Relating to the Business of ADVA” in the registration statement on Form S-4 that Acorn HoldCo filed with the SEC, which has not yet become effective and which you are urged to read, may significantly impact Acorn HoldCo’s business and financial performance after the completion of the Business Combination.

Acorn HoldCo may fail to realize the anticipated strategic and financial benefits sought from the Business Combination.

Acorn HoldCo may not realize all of the anticipated benefits of the Business Combination. The success of the Business Combination will depend on, among other things, Acorn HoldCo’s ability to combine ADTRAN’s business with ADVA’s business in a manner that facilitates growth and realizes anticipated cost savings.

However, Acorn HoldCo must successfully combine the businesses of ADTRAN and ADVA in a manner that permits these anticipated benefits to be realized. In addition, Acorn HoldCo must achieve the anticipated growth and cost savings without adversely affecting current revenues and investments in future growth.

In addition, the actual integration of ADTRAN and ADVA will involve complex operational, technological and personnel-related challenges. This process will be time-consuming and expensive, and it may be disruptive to the combined businesses. Acorn HoldCo may not realize all of the anticipated benefits of the Business Combination. Difficulties in the integration of the businesses, which may result in significant costs and delays, include:

•
managing a significantly larger combined group;
•
aligning and executing the strategy of the combined group;
•
integrating and unifying the offerings and services available to customers and coordinating distribution and marketing efforts in geographically separate organizations;
•
coordinating corporate and administrative infrastructures and aligning insurance coverage;
•
coordinating accounting, information technology, communications, administration and other systems;
•
addressing possible differences in corporate cultures and management philosophies;
•
coordinating the compliance program and creating uniform standards, controls, procedures and policies;
•
the implementation, ultimate impact and outcome of potential post-completion reorganization transactions, which may be delayed or not take effect as a result of litigation or otherwise;
•
unforeseen and unexpected liabilities related to the Business Combination or Acorn HoldCo's business;
•
managing tax costs or inefficiencies associated with integrating the operations of the combined group;
•
identifying and eliminating redundant and underperforming functions and assets;
•
effecting actions that may be required in connection with obtaining regulatory approvals; and
•
a deterioration of credit ratings.

These and other factors could result in increased costs and diversion of management’s time and energy, as well as decreases in the amount of expected revenue and earnings, which could materially impact Acorn HoldCo’s business, financial condition and results of operations. The integration process and other disruptions resulting from the Business Combination may also adversely affect Acorn HoldCo’s relationships with employees, suppliers, customers, distributors, licensors and others with whom ADTRAN and ADVA have business or other dealings, and difficulties in integrating the businesses of ADTRAN and ADVA could harm the reputation of the combined group.

If the combined group is not able to successfully combine the businesses of ADTRAN and ADVA in an efficient, cost-effective and timely manner, the anticipated benefits and cost savings of the Business Combination may not be realized fully, or at all, or may take longer to realize than expected.

Following the completion of the Business Combination, ADVA will be majority owned by Acorn HoldCo. While Acorn HoldCo may enter into a domination agreement with ADVA, the effectiveness of such agreement may be delayed as a result of litigation or otherwise or may not occur, which may have an adverse effect on the ability to realize synergies and cost reductions and the market value of Acorn HoldCo shares.

Following the completion of the Business Combination, ADVA will be directly majority-owned by Acorn HoldCo and, thus, become a dependent company of Acorn HoldCo within the meaning of the German Stock Corporation Act. The legal framework for this dependency between Acorn HoldCo and ADVA is, subject to other applicable law, set forth in applicable provisions of the German Stock Corporation Act, which may prevent or impede the realization of synergies and cost reductions absent a domination agreement. If Acorn HoldCo pursues a domination agreement but does not hold enough of ADVA’s outstanding shares after the completion of the Business Combination or such approval is contested or the effectiveness of such agreement is delayed as a result of litigation or otherwise or does not occur, Acorn HoldCo may be unable to initiate any transactions or measures that are disadvantageous to ADVA, unless Acorn HoldCo provides adequate compensation to ADVA. If the disadvantage caused by any transaction or other measure cannot be assessed or compensated, Acorn HoldCo will be unable to initiate such transaction or measure, which may preclude Acorn HoldCo from implementing certain transactions related to the integration of ADVA into the combined group, including realizing synergies. The failure to realize synergies may lead to a decline of the value of Acorn HoldCo shares.

A combined ADTRAN and ADVA may experience a loss of customers or may fail to win new customers in certain countries.

Following the Business Combination, third parties with whom ADTRAN or ADVA had relationships prior to the announcement of the Business Combination may terminate or otherwise reduce the scope of their relationship with either party in anticipation or after the completion of the Business Combination. In addition, the combined group may face difficulties to acquire new customers in certain countries. Any such loss of business or the inability to win new customers could limit the combined group’s ability to achieve the anticipated benefits of the Business Combination. Such risks could also be exacerbated by a delay in the settlement of the exchange offer and the Business Combination.

ADTRAN and ADVA may be unable to retain and motivate their respective personnel successfully while the Business Combination is pending or following the completion of the Business Combination.

The success of the Business Combination will depend, in part, on the combined group’s ability to retain the talents and dedication of key employees, including key decision-makers, currently employed by ADTRAN and ADVA. Such employees may decide not to remain with ADTRAN and ADVA, as applicable, while the Business Combination is pending or with the combined group after the Business Combination is completed. If key employees terminate their employment, or if an insufficient number of employees are retained to maintain effective operations, the combined group’s business activities may be adversely affected and management’s attention may be diverted from successfully integrating ADTRAN and ADVA to hiring suitable replacements, all of which may cause Acorn HoldCo’s business to deteriorate. ADTRAN and ADVA may not be able to locate suitable replacements for any key employees who leave either company or offer employment to potential replacements on reasonable terms. In addition, Acorn HoldCo, ADTRAN and ADVA may not be able to motivate certain key employees following the completion of the Business Combination due to organizational changes, reassignments of responsibilities, the perceived lack of appropriate opportunities for advancement or other reasons. If the combined group fails to successfully retain and motivate the employees of ADTRAN and/or ADVA, relevant capabilities and expertise may be lost which may have an adverse effect on the cash flows and the financial condition and results of operations of Acorn HoldCo, ADTRAN and ADVA.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth repurchases of our common stock for the months indicated:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2021 – July 31, 2021	—	$—	—	2,545,430
August 1, 2021 – August 31, 2021	—	$—	—	2,545,430
September 1, 2021 – September 30, 2021	—	$—	—	2,545,430
Total	—		—

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

On November 4, 2020, the Company, as borrower, entered into a Revolving Credit and Security Agreement and related Promissory Note (together, the “Revolving Credit Agreement”) with Cadence Bank, N.A, as lender (the “Lender”). The Revolving Credit Agreement provides the Company with a $10 million secured revolving credit facility with a maturity date of November 4, 2021. On November 4, 2021, the Company entered into a Loan Modification Agreement and Amendment to Loan Documents ("Loan Modification") with the Lender to extend the maturity date of the Revolving Credit Agreement to November 3, 2022. All other terms and restrictive covenants under the Revolving Credit Agreement remain in full force and effect through the extended maturity date.

ITEM 6. EXHIBITS

Exhibits.

Exhibit No.	Description

2.1

Business Combination Agreement, dated August 30, 2021, by and among ADTRAN, Inc., Acorn HoldCo, Inc., Acorn MergeCo, Inc. and ADVA Optical Networking SE (incorporated by reference to Exhibit 2.1 to ADTRAN’s Form 8-K filed August 30, 2021)

2.2

Irrevocable Undertaking, dated August 30, 2021, by and among Acorn HoldCo, Inc., EGORA Holding GmbH and Egora Investments GmbH (incorporated by reference to Exhibit 2,2 to ADTRAN’s Form 8-K filed August 30, 2021)

3.1	Restated Certificate of Incorporation of ADTRAN, Inc. (incorporated by reference to Exhibit 3.1 to ADTRAN's Form 10-Q filed August 6, 2021)

3.2	Bylaws, as Amended, of ADTRAN, Inc. (incorporated by reference to Exhibit 3.1 to ADTRAN’s Form 8-K filed July 23, 2020)

10.1*	Loan Modification Agreement and Amendment to Loan Documents, dated as of November 4, 2021, between ADTRAN, Inc., as borrower, and Cadence Bank, N.A., as lender

10.2	Revolving Credit and Security Agreement, dated as of November 4, 2020 between ADTRAN, Inc., as borrower, and Cadence Bank, N.A., as lender

10.3	Promissory Note, dated as of November 4, 2020, between ADTRAN, Inc., as borrower, and Cadence Bank, N.A., as lender

10.4	Security Agreement, dated as of November 4, 2020, between ADTRAN, Inc., as pledgor, and Cadence Bank, N.A., as secured party

10.5	Control Agreement, dated as of November 4, 2020, between ADTRAN, Inc., as pledgor, Cadence Bank, N.A., as secured party, and US Bank, N.A., as intermediary

31*	Rule 13a-14(a)/15d-14(a) Certifications

32*	Section 1350 Certifications

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020; (ii) Condensed Consolidated Statements of Income (Loss) for the three and nine months ended September 30, 2021 and 2020; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2021 and 2020; (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2021 and 2020; (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020; and (vi) Notes to Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADTRAN, Inc. (Registrant)

Date: November 5, 2021	/s/ Michael Foliano
Michael Foliano
Senior Vice President of Finance and
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)