Form 10-Q
period 2022-03-31
ADTRAN INC
filed 2022-05-06
CIK 926282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 4, 2022, the registrant had 49,120,235 shares of common stock, $0.01 par value per share, outstanding.

ADTRAN, Inc.

Quarterly Report on Form 10-Q

For the three months ended March 31, 2022

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
•
We are exposed to adverse currency exchange rate fluctuations in jurisdictions where we transact in local currency, which could harm our financial results and cash flows.

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

The foregoing list of risks is not exclusive. For a more detailed description of the risk factors associated with our business, see Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 25, 2022 (the “2021 Form 10-K”), as well as the risk factors set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q. We caution investors that other factors may prove to be important in the future in affecting our operating results. New factors emerge from time to time, and it is not possible for us to predict all of these factors, nor can we assess the impact each factor, or a combination of factors, may have on our business.

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

GLOSSARY OF SELECTED TERMS

Below are certain acronyms, concepts and defined terms commonly used in our industry and in this Quarterly Report on Form 10-Q, along with their meanings:

Acronym/Concept/
Defined Term	Meaning
CPE	Customer-Premises Equipment
CSP	Communication Service Provider
DSO	Days Sales Outstanding
ERP	Enterprise Resource Planning Software
FCC	Federal Communications Commission
LAN	Local Area Network
RDOF	Rural Digital Opportunity Fund
SEC	Securities and Exchange Commission
Service Provider	Entity that provides voice, data or video services to consumers and businesses
System Integrator or SI	Person or company that specializes in bringing together component subsystems into a whole and ensuring that those subsystems function together
U.K.	United Kingdom
U.S.	United States of America
VAR	Value-Added Reseller
WAN	Wide Area Network

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADTRAN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	March 31,	December 31,
	2022	2021
ASSETS
Current Assets
Cash and cash equivalents	$53,979	$56,603
Restricted cash	52	215
Short-term investments (includes $429 and $350 of available-for-sale securities as of March 31, 2022 and December 31, 2021, respectively, reported at fair value)	429	350
Accounts receivable, less allowance for credit losses of $0 as of March 31, 2022 and December 31, 2021	150,111	158,742
Other receivables	17,373	11,228
Inventory, net	171,121	139,891
Prepaid expenses and other current assets	9,076	9,296
Total Current Assets	402,141	376,325
Property, plant and equipment, net	54,384	55,766
Deferred tax assets, net	8,939	9,079
Goodwill	6,968	6,968
Intangibles, net	18,405	19,293
Other non-current assets	30,542	30,971
Long-term investments (includes $29,129 and $29,717 of available-for-sale securities as of March 31, 2022 and December 31, 2021, respectively, reported at fair value)	67,713	70,615
Total Assets	$589,092	$569,017
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$127,111	$102,489
Unearned revenue	19,454	17,737
Accrued expenses and other liabilities	18,736	13,673
Accrued wages and benefits	13,953	14,900
Income tax payable, net	3,519	6,560
Total Current Liabilities	182,773	155,359
Non-current unearned revenue	9,381	9,271
Pension liability	10,667	11,402
Deferred compensation liability	29,691	31,383
Other non-current liabilities	4,264	4,500
Total Liabilities	236,776	211,915
Commitments and contingencies (see Note 17)
Stockholders' Equity
Common stock, par value $0.01 per share; 200,000 shares authorized; 79,652 shares issued and 49,133 shares outstanding as of March 31, 2022 and 79,652 shares issued and 49,063 shares outstanding as of December 31, 2021	797	797
Additional paid-in capital	290,839	288,946
Accumulated other comprehensive loss	(13,556)	(11,914)
Retained earnings	734,249	740,820
Treasury stock at cost: 30,519 and 30,590 shares at March 31, 2022 and December 31, 2021, respectively	(660,013)	(661,547)
Total Stockholders' Equity	352,316	357,102
Total Liabilities and Stockholders' Equity	$589,092	$569,017

See accompanying notes to condensed consolidated financial statements.

ADTRAN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2022	2021
Revenue
Network Solutions	$138,374	$113,809
Services & Support	16,144	13,724
Total Revenue	154,518	127,533
Cost of Revenue
Network Solutions	90,653	65,001
Services & Support	9,549	8,931
Total Cost of Revenue	100,202	73,932
Gross Profit	54,316	53,601
Selling, general and administrative expenses	27,893	27,435
Research and development expenses	26,491	27,501
Operating Loss	(68)	(1,335)
Interest and dividend income	204	290
Interest expense	(30)	(6)
Net investment (loss) gain	(3,415)	996
Other (expense) income, net	(226)	1,999
(Loss) Income Before Income Taxes	(3,535)	1,944
Income tax benefit (expense)	2,408	(1,048)
Net (Loss) Income	$(1,127)	$896

Weighted average shares outstanding – basic	49,113	48,336
Weighted average shares outstanding – diluted	49,113	49,004

(Loss) earnings per common share – basic	$(0.02)	$0.02
(Loss) earnings per common share – diluted	$(0.02)	$0.02

See accompanying notes to condensed consolidated financial statements.

ADTRAN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2022	2021
Net (Loss) Income	$(1,127)	$896
Other Comprehensive (Loss) Income, net of tax
Net unrealized loss on available-for-sale securities	(724)	(192)
Defined benefit plan adjustments	(13)	99
Foreign currency translation loss	(905)	(1,863)
Other Comprehensive (Loss) Income, net of tax	(1,642)	(1,956)
Comprehensive Loss, net of tax	$(2,769)	$(1,060)

See accompanying notes to condensed consolidated financial statements.

ADTRAN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except per share amounts)

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of December 31, 2021	79,652	$797	$288,946	$740,820	$(661,547)	$(11,914)	$357,102
Net loss				(1,127)			(1,127)
Other comprehensive loss, net of tax						(1,642)	(1,642)
Dividend payments ($0.09 per share)				(4,438)			(4,438)
Dividends accrued on unvested RSUs				32			32
Deferred compensation adjustments, net of tax					(18)		(18)
PSUs, RSUs and restricted stock vested				(895)	841		(54)
Stock options exercised				(143)	711		568
Stock-based compensation expense			1,893				1,893
Balance as of March 31, 2022	79,652	$797	$290,839	$734,249	$(660,013)	$(13,556)	$352,316

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

ADTRAN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(1,127)	$896
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	3,661	4,122
Loss (gain) on investments	3,304	(1,161)
Stock-based compensation expense	1,893	1,807
Other, net	(62)	84
Inventory reserves	(1,754)	(2,131)
Changes in operating assets and liabilities:
Accounts receivable, net	8,697	(4,762)
Other receivables	(6,205)	(1,220)
Inventory	(29,685)	4,024
Prepaid expenses, other current assets and other assets	(1,170)	(417)
Accounts payable	24,818	5,629
Accrued expenses and other liabilities	3,803	3,317
Income taxes payable, net	(1,304)	497
Net cash provided by operating activities	4,869	10,685

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,461)	(741)
Proceeds from sales and maturities of available-for-sale investments	10,265	10,087
Purchases of available-for-sale investments	(11,504)	(11,350)
Net cash used in investing activities	(2,700)	(2,004)

Cash flows from financing activities:
Tax withholdings related to stock-based compensation settlements	(54)	(113)
Proceeds from stock option exercises	568	1,244
Dividend payments	(4,438)	(4,361)
Proceeds from draw on line of credit	8,000	—
Repayment of line of credit	(8,000)	—
Net cash used in financing activities	(3,924)	(3,230)

Net (decrease) increase in cash, cash equivalents and restricted cash	(1,755)	5,451
Effect of exchange rate changes	(1,032)	(1,734)
Cash, cash equivalents and restricted cash, beginning of period	56,818	60,179
Cash, cash equivalents and restricted cash, end of period	$54,031	$63,896

Supplemental disclosure of non-cash investing activities:
Right-of-use assets obtained in exchange for lease obligations	$332	$248
Purchases of property, plant and equipment included in accounts payable	$392	$199

See accompanying notes to condensed consolidated financial statements.

ADTRAN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of ADTRAN®, Inc. and its subsidiaries (“ADTRAN”, the “Company”, “we”, “our” or “us”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable to interim financial information presented in Quarterly Reports on Form 10-Q. Accordingly, certain information and notes required by generally accepted accounting principles in the United States of America (“U.S. GAAP”) for complete financial statements are not included herein. Certain prior year amounts have been reclassified to conform to the current period presentation. The December 31, 2021 Condensed Consolidated Balance Sheet is derived from audited financial statements but does not include all disclosures required by U.S. GAAP.

In the opinion of management, all adjustments necessary to fairly state these interim statements have been recorded and are of a normal and recurring nature. The results of operations for an interim period are not necessarily indicative of the results for the full year. The interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in ADTRAN’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 25, 2022.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expense during the reporting period. Significant estimates include excess and obsolete inventory reserves, warranty reserves, customer rebates, determination and accrual of the deferred revenue related to performance obligations under contracts with customers, estimated costs to complete obligations associated with deferred and accrued revenues and network installations, estimated income tax provision and income tax contingencies, fair value of stock-based compensation, assessment of goodwill and other intangibles for impairment, estimated lives of intangible assets, estimated pension liability and fair value of investments. Actual amounts could differ significantly from these estimates.

We assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to us and the unknown future impacts of the SARS-CoV-2 coronavirus/COVID-19 global pandemic (or variants of the SARS-CoV-2 coronavirus) as well as supply chain constraints as of March 31, 2022 and through the date of this report. The accounting matters assessed included, but were not limited to, the allowance for credit losses, stock-based compensation, carrying value of goodwill, intangibles and other long-lived assets, financial assets, valuation allowances for tax assets, revenue recognition and costs of revenue. Future conditions related to the magnitude and duration of the COVID-19 pandemic, as well as other factors, including supply chain constraints, could result in further impacts to our consolidated financial statements in future reporting periods.

Recently Adopted Accounting Pronouncements

There are currently no recently adopted accounting pronouncements that had a material effect on the condensed consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2021-08, Business Combinations (Topic 805) Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which would require an acquirer to recognize and measure acquired contract assets and contract liabilities in a manner consistent with how the acquiree recognized and measured them in its pre-acquisition financial statements in accordance with Topic 606, Revenue Recognition. ASU 2021-08 is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. Adoption of the ASU should be applied prospectively. Early adoption is also permitted, including adoption in an interim period. If early adopted, the amendments are applied retrospectively to all business combinations for which the acquisition date occurred during the fiscal year of adoption. The Company plans to early adopt ASU 2021-08 in the event that the Business Combination Agreement with ADVA closes during 2022. However, we are unable to estimate the effect on our Condensed Consolidated Financial Statements as of the date of this report.

2. CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows:

	As of	As of
(In thousands)	March 31, 2022	December 31, 2021
Cash and cash equivalents	$53,979	$56,603
Restricted cash	52	215
Cash, cash equivalents and restricted cash	$54,031	$56,818

See Note 17 for additional information regarding restricted cash.

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

The following tables disaggregate revenue by reportable segment and revenue category:

	Three Months Ended
	March 31, 2022			March 31, 2021
(In thousands)	Network Solutions	Services & Support	Total	Network Solutions	Services & Support	Total
Access & Aggregation	$84,289	$11,171	$95,460	$60,053	$9,021	$69,074
Subscriber Solutions & Experience	51,823	2,783	54,606	52,269	2,300	54,569
Traditional & Other Products	2,262	2,190	4,452	1,487	2,403	3,890
Total	$138,374	$16,144	$154,518	$113,809	$13,724	$127,533

The aggregate amount of transaction price allocated to remaining performance obligations that have not been satisfied as of March 31, 2022 and December 31, 2021 related to contractual maintenance agreements, contractual SaaS and subscription services, and hardware contracts that exceed one year in duration amounted to $133.1 million and $101.1 million, respectively. As of March 31, 2022, approximately 81.1% is expected to be recognized over the next 12 months and the remainder recognized thereafter. The majority of the Company's remaining performance obligations at March 31, 2022 are related to contracts or orders that have an original expected duration of one year or less, for which the Company is electing to utilize the practical expedient available within the guidance, and are excluded from the transaction price related to these future obligations. The Company will generally satisfy the remaining performance obligations as we transfer control of the products ordered or services to our customers, excluding maintenance services, which are satisfied over time.

The following table provides information about receivables, contract assets and unearned revenue from contracts with customers:

	As of	As of
(In thousands)	March 31, 2022	December 31, 2021
Accounts receivable, net	$150,111	$158,742
Contract assets(1)	$8,243	$464
Unearned revenue	$19,454	$17,737
Non-current unearned revenue	$9,381	$9,271

(1) Included in other receivables on the Condensed Consolidated Balance Sheets.

Of the outstanding unearned revenue balances as of December 31, 2021, $5.4 million was recognized as revenue during the three months ended March 31, 2022. Of the $14.1 million of outstanding unearned revenue balances as of December 31, 2020, $5.0 million was recognized as revenue during the three months ended March 31, 2021.

4. INCOME TAXES

Our effective tax rate decreased from an expense of 53.9% of pre-tax income for the three months ended March 31, 2021, to a benefit of 68.1% of pre-tax loss for the three months ended March 31, 2022. The change in the effective tax rate for the three months ended March 31, 2022, was driven primarily by a change in our annual estimated tax rate as a result of the requirement to begin capitalizing research and development expenses for U.S. tax purposes beginning in 2022 as previously passed as part of the Tax Cuts and Jobs Act in December 2017 and the associated impact of those changes on our previously established valuation allowance.

The Company continually reviews the adequacy of its valuation allowance and recognizes the benefits of deferred tax assets only as the assessment indicates that it is more likely than not that the deferred tax assets will be recognized in accordance with ASC 740, Income Taxes. As of March 31, 2022, the Company had deferred tax assets totaling $67.6 million, and a valuation allowance totaling $58.7 million against those deferred tax assets. The remaining $8.9 million in deferred tax assets not offset by a valuation allowance are located in various foreign jurisdictions where the Company believes it is more likely than not we will realize these deferred tax assets. During the three months ended March 31, 2022, the total change in the valuation allowance against our domestic and international deferred tax assets was recorded in the amount of an $8.2 million increase and a $0.1 million decrease, respectively. Our assessment of the realizability of our deferred tax assets includes the evaluation of historical operating results as well as the evaluation of evidence which requires significant judgment, including the evaluation of our three-year cumulative income position, future taxable income projections and tax planning strategies. Should management’s conclusion change in the future and an additional valuation allowance or a partial or full release of the valuation allowance becomes necessary, it may have a material effect on our consolidated financial statements.

Supplemental balance sheet information related to deferred tax assets is as follows:

	As of March 31, 2022
(In thousands)	Deferred Tax Assets	Valuation Allowance	Deferred Tax Assets, net
Domestic	$56,460	$(56,460)	$—
International	11,121	(2,182)	8,939
Total	$67,581	$(58,642)	$8,939

	As of December 31, 2021
(In thousands)	Deferred Tax Assets	Valuation Allowance	Deferred Tax Assets, net
Domestic	$48,265	$(48,265)	$—
International	11,378	(2,299)	9,079
Total	$59,643	$(50,564)	$9,079

5. STOCK-BASED COMPENSATION

The following table summarizes stock-based compensation expense related to stock options, performance stock units (“PSUs”), restricted stock units (“RSUs”) and restricted stock:

	Three Months Ended
	March 31,
(In thousands)	2022	2021
Stock-based compensation expense included in cost of revenue	$159	$131
Selling, general and administrative expense	1,124	1,098
Research and development expense	610	578
Stock-based compensation expense included in operating expenses	1,734	1,676
Total stock-based compensation expense	1,893	1,807
Tax benefit for expense associated with stock options, PSUs, RSUs and restricted stock	(473)	(431)
Total stock-based compensation expense, net of tax	$1,420	$1,376

PSUs, RSUs and Restricted Stock

The following table summarizes PSUs, RSUs and restricted stock outstanding as of December 31, 2021 and March 31, 2022 and the changes that occurred during the three months ended March 31, 2022:

	Number of Shares (in thousands)	Weighted Avg. Grant Date Fair Value (per share)
Unvested PSUs, RSUs and restricted stock outstanding, December 31, 2021	1,930	$14.11
PSUs, RSUs and restricted stock granted	328	$20.21
PSUs, RSUs and restricted stock vested	(10)	$12.36
PSUs, RSUs and restricted stock forfeited	(28)	$13.72
Unvested PSUs, RSUs and restricted stock outstanding, March 31, 2022	2,220	$15.03

During each of the three months ended March 31, 2022 and 2021, the Company granted 0.3 million performance-based PSUs to its executive officers and certain employees. The grant-date fair value of these performance-based awards was based on the closing price of the Company’s stock on the date of grant. These awards vest over one-year, two-year and three-year periods, respectively, subject to the grantee’s continued employment, with the ability to earn shares in a range of 0% to 142.8% of the awarded number of PSUs based on the achievement of defined performance targets. Equity-based compensation expense with respect to these awards may be adjusted over the vesting period to reflect the probability of achievement of performance targets defined in the award agreements.

The fair value of RSUs and restricted stock is equal to the closing price of our stock on the date of grant. The fair value of PSUs with market conditions is calculated using a Monte Carlo simulation valuation method.

As of March 31, 2022, total unrecognized compensation expense related to non-vested market-based PSUs, RSUs and restricted stock was approximately $15.9 million, which will be recognized over the remaining weighted-average period of 2.7 years. In addition, there was $13.2 million of unrecognized compensation expense related to unvested 2020, 2021 and 2022 performance-based PSUs, which will be recognized over the remaining requisite service period of 0.8 years if achievement of the performance obligation becomes probable. Unrecognized compensation expense will be adjusted for actual forfeitures.

As of March 31, 2022, 3.8 million shares were available for issuance under stockholder-approved equity plans.

Stock Options

The following table summarizes stock options outstanding as of December 31, 2021 and March 31, 2022 and the changes that occurred during the three months ended March 31, 2022:

	Number of Stock Options (in thousands)	Weighted Avg. Exercise Price (per share)	Weighted Avg. Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Stock options outstanding, December 31, 2021	1,721	$19.37	2.4	$6,669
Stock options exercised	(33)	$17.27		$101
Stock options expired	(9)	$23.18		$4
Stock options outstanding, March 31, 2022	1,679	$19.39	2.2	$1,758
Stock options exercisable, March 31, 2022	1,679	$19.39	2.2	$1,758

As of March 31, 2022, there was no unrecognized compensation expense related to stock options as all awards vested in prior periods.

There were no stock options granted during the three months ended March 31, 2022 and 2021. All of the options were previously issued at exercise prices that approximated fair market value at the date of grant.

The aggregate intrinsic value of stock options represents the total pre-tax intrinsic value (the difference between ADTRAN’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2022. The amount of aggregate intrinsic value was $1.8 million as of March 31, 2022 and will change based on the fair market value of ADTRAN’s stock. The total pre-tax intrinsic value of options exercised during the three months ended March 31, 2022 was $0.1 million.

6. INVESTMENTS

Debt Securities and Other Investments

The following debt securities and other investments were included on the Condensed Consolidated Balance Sheet and recorded at fair value:

	As of March 31, 2022
	Amortized	Gross Unrealized		Fair
(In thousands)	Cost	Gains	Losses	Value
Corporate bonds	$9,299	$1	$(206)	$9,094
Municipal fixed-rate bonds	1,684	—	(37)	1,647
Asset-backed bonds	318	—	(11)	307
Mortgage/Agency-backed bonds	4,703	1	(142)	4,562
U.S. government bonds	14,000	—	(446)	13,554
Foreign government bonds	411	—	(17)	394
Available-for-sale debt securities held at fair value	$30,415	$2	$(859)	$29,558

	As of December 31, 2021
	Amortized	Gross Unrealized		Fair
(In thousands)	Cost	Gains	Losses	Value
Corporate bonds	$10,776	$6	$(35)	$10,747
Municipal fixed-rate bonds	1,553	2	(4)	1,551
Asset-backed bonds	322	3	(3)	322
Mortgage/Agency-backed bonds	4,754	15	(33)	4,736
U.S. government bonds	12,251	12	(92)	12,171
Foreign government bonds	543	—	(4)	539
Available-for-sale debt securities held at fair value	$30,199	$38	$(171)	$30,066

The contractual maturities related to debt securities and other investments were as follows:

	As of March 31, 2022
(In thousands)	Corporate bonds	Municipal fixed-rate bonds	Asset- backed bonds	Mortgage/ Agency- backed bonds	U.S. government bonds	Foreign government bonds
Less than one year	$295	$269	$—	$1,050	$979	$—
One to two years	5,965	1,265	—	479	4,800	—
Two to three years	2,596	113	—	289	7,106	394
Three to five years	238	—	49	371	669	—
Five to ten years	—	—	—	915	—	—
More than ten years	—	—	258	1,458	—	—
Total	$9,094	$1,647	$307	$4,562	$13,554	$394

Actual maturities may differ from contractual maturities as some borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Realized gains and losses on sales of debt securities are computed under the specific identification method. The following table presents the gross realized gains and losses related to our debt securities:

	Three Months Ended
	March 31,
(In thousands)	2022	2021
Gross realized gain on debt securities	$12	$87
Gross realized loss on debt securities	(40)	(16)
Total (loss) gain recognized, net	$(28)	$71

Income generated from available-for-sale debt securities was recorded as interest and dividend income in the Condensed Consolidated Statements of (Loss) Income. No allowance for credit losses was recorded for the three months ended March 31, 2022 and 2021 related to available-for-sale debt securities. The Company’s investment policy provides limitations for issuer concentration, which limits, at the time of purchase, the concentration in any one issuer to 5% of the market value of our total investment portfolio. The Company did not purchase any available-for-sale debt security with credit deterioration during the three months ended March 31, 2022.

Marketable Equity Securities

Our marketable equity securities consist of publicly traded stock, interests in funds and certain other investments measured at fair value or cost (where appropriate).

The Company has an equity investment which does not have a readily determinable fair value, and is recorded using the measurement alternative. Under the measurement alternative, equity investments that do not have a readily determinable fair value can be recorded at cost less impairment, if any, adjusted for observable price changes for an identical or similar investment. The carrying value of the equity investment as of March 31, 2022 and December 31, 2021 was $1.0 million. During the year ended December 31, 2021, impairment charges totaling $0.4 million, were recorded related to the equity investment. As of March 31 2022, cumulative impairment charges totaling $2.4 million were recorded related to the equity investment. There were no impairment charges during the three months ended March 31, 2022 and 2021. During the year ended December 31, 2021, an unsecured loan totaling $0.5 million was converted to equity which increased the Company's carrying value of the equity investment.

The Company has a secured note receivable as of March 31, 2022 and December 31, 2021 which totaled $0.4 million and is included in long term investments on the Consolidated Balance Sheets. During the year ended December 31, 2021, an impairment charge of $0.5 million was recognized against the secured note receivable. There were no impairment charges during the three months ended March 31, 2022 and 2021.

Realized and unrealized gains and losses related to marketable equity securities were as follows:

	Three Months Ended
	March 31,
(In thousands)	2022	2021
Realized (loss) gain on equity securities sold	$(25)	$24
Unrealized (loss) gain on equity securities held	(3,362)	901
Total (loss) gain recognized, net	$(3,387)	$925

Income generated from marketable equity securities was recorded as interest and dividend income in the Condensed Consolidated Statements of (Loss) Income. U.S. GAAP establishes a three-level valuation hierarchy based upon observable and unobservable inputs for fair value measurement of financial instruments:

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

The Company’s cash equivalents and investments held at fair value are categorized into this hierarchy as follows:

		Fair Value Measurements as of March 31, 2022 Using
(In thousands)	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$457	$457	$—	$—
Available-for-sale debt securities
Corporate bonds	9,094	—	9,094	—
Municipal fixed-rate bonds	1,647	—	1,647	—
Asset-backed bonds	307	—	307	—
Mortgage/Agency-backed bonds	4,562	—	4,562	—
U.S. government bonds	13,554	13,554		—
Foreign government securities	394	—	394	—
Marketable equity securities
Marketable equity securities – various industries	11,143	11,143	—	—
Deferred compensation plan assets	26,081	26,081	—	—
Total	$67,239	$51,235	$16,004	$—

		Fair Value Measurements as of December 31, 2021 Using
(In thousands)	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$652	$652	$—	$—
Available-for-sale debt securities
Corporate bonds	10,747	—	10,747	—
Municipal fixed-rate bonds	1,551	—	1,551	—
Asset-backed bonds	322	—	322	—
Mortgage/Agency-backed bonds	4,736	—	4,736	—
U.S. government bonds	12,171	12,171	—	—
Foreign government bonds	539	—	539	—
Marketable equity securities
Marketable equity securities – various industries	12,606	12,606	—	—
Deferred compensation plan assets	26,935	26,935	—	—
Total	$70,259	$52,364	$17,895	$—

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

7. INVENTORY

Inventory consisted of the following:

	As of	As of
(In thousands)	March 31, 2022	December 31, 2021
Raw materials	$100,644	$74,709
Work in process	2,232	2,143
Finished goods	68,245	63,039
Total inventory, net	$171,121	$139,891

Inventory reserves are established for estimated excess and obsolete inventory equal to the difference between the cost of the inventory and the estimated net realizable value of the inventory based on estimated reserve percentages, which considers historical usage, known trends, inventory age and market conditions. As of March 31, 2022 and December 31, 2021, inventory reserves were $46.3 million and $44.6 million, respectively.

8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	As of	As of
(In thousands)	March 31, 2022	December 31, 2021
Land	$4,575	$4,575
Building and land improvements	35,667	35,578
Building	68,161	68,157
Furniture and fixtures	19,956	19,917
Computer hardware and software	73,440	72,274
Engineering and other equipment	134,438	134,771
Total property, plant and equipment	336,237	335,272
Less: accumulated depreciation	(281,853)	(279,506)
Total property, plant and equipment, net	$54,384	$55,766

Long-lived assets used in operations are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and the undiscounted cash flows estimated to be generated by the asset are less than the asset’s carrying value. No impairment charges were recognized during the three months ended March 31, 2022 and 2021.

Depreciation expense was $2.8 million and $3.1 million for the three months ended March 31, 2022 and 2021 respectively, which is recorded in cost of revenue, selling, general and administrative expenses and research and development expenses in the Condensed Consolidated Statements of (Loss) Income.

9. GOODWILL

Goodwill was $7.0 million as of March 31, 2022 and December 31, 2021, of which $6.6 million and $0.4 million was allocated to our Network Solutions and Services & Support reportable segments, respectively.

Goodwill represents the excess purchase price over the fair value of net assets acquired. We qualitatively assess the carrying value of goodwill each reporting period for events or circumstance changes that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Based on our assessment of certain qualitative factors such as macro-economic conditions, industry and market considerations, costs factors and overall financial performance, management concluded that no such events or circumstance changes were identified that would suggest that the fair value of the goodwill was more likely than not greater than its carrying amount as of March 31, 2022. No impairment of goodwill was recorded during the three months ended March 31, 2022 and 2021.

10. INTANGIBLE ASSETS

Intangible assets consisted of the following:

	As of March 31, 2022			As of December 31, 2021
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$20,677	$(10,192)	$10,485	$20,796	$(9,906)	$10,890
Developed technology	8,200	(3,967)	4,233	8,200	(3,683)	4,517
Licensed technology	5,900	(2,650)	3,250	5,900	(2,486)	3,414
Licensing agreements	560	(243)	317	560	(225)	335
Patents	500	(380)	120	500	(363)	137
Trade names	210	(210)	—	210	(210)	—
Total	$36,047	$(17,642)	$18,405	$36,166	$(16,873)	$19,293

The Company evaluates the carrying value of intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and the undiscounted cash flows estimated to be generated by the asset are less than the asset’s carrying value. Due to the current economic environment, particularly related to COVID-19, the Company assessed impairment triggers related to intangible assets during the first quarters of 2022 and 2021. As a result, no impairment test of long-lived assets was performed as of March 31, 2022 and 2021, and no impairment losses of intangible assets were recorded during the three months ended March 31, 2022 and 2021.

Amortization expense was $0.9 million and $1.0 million in each of the three months ended March 31, 2022 and 2021, respectively, and was included in cost of revenue, selling, general and administrative expenses and research and development expenses in the Condensed Consolidated Statements of (Loss) Income.

Estimated future amortization expense of intangible assets was as follows:

As of
(In thousands)	March 31, 2022
2022	$2,601
2023	3,316
2024	3,224
2025	3,023
2026	1,986
Thereafter	4,255
Total	$18,405

11. LEASES

Net Investment in Sales-Type Leases

We are the lessor in sales-type lease arrangements for network equipment, which consisted of the following:

	As of	As of
(In thousands)	March 31, 2022	December 31, 2021
Current minimum lease payments receivable(1)	$66	$92
Non-current minimum lease payments receivable(2)	1	4
Total minimum lease payments receivable	67	96
Less: Current unearned revenue(1)	50	70
Less: Non-current unearned revenue(2)	—	1
Net investment in sales-type leases	$17	$25

(1)
Included in other receivables on the Condensed Consolidated Balance Sheets.
(2)
Included in other assets on the Condensed Consolidated Balance Sheets.

12. CADENCE REVOLVING CREDIT AGREEMENT

On November 2, 2021, the Company, as borrower, renewed its Revolving Credit and Security Agreement and related Promissory Note (together, the “Cadence Revolving Credit Agreement”) with Cadence Bank, N.A., as lender (the “Cadence Lender”). The Cadence Revolving Credit Agreement provides the Company with a $10.0 million secured revolving credit facility. Loans under the Cadence Revolving Credit Agreement will bear interest at a rate equal to 1.50% over the screen rate as obtained by Reuter’s, Bloomberg or another commercially available source as may be designated by the Cadence Lender from time to time; provided, however, that in no event shall the applicable rate of interest under the Cadence Revolving Credit Agreement be less than 1.50% per annum. Such loans are secured by all of the cash, securities, securities entitlements and investment property in a certain bank account, as outlined in the Cadence Revolving Credit Agreement, at a maximum loan-to-value ratio of 75% determined by dividing the full commitment amount under the Cadence Revolving Credit Agreement on the date of testing, determined by the Cadence Lender each fiscal quarter, by the market value of the collateral. The Cadence Revolving Credit Agreement matures on November 3, 2022, subject to earlier termination upon the concurrence of certain events of default. The Company entered into the Cadence Revolving Credit Agreement in order to increase the flexibility and management of its short-term liquidity. During the first quarter of 2022, the Company made draws totaling $8.0 million under the Cadence Revolving Credit Agreement all of which had been repaid as of March 31, 2022. The Company agreed to certain negative covenants that are customary for credit arrangements of this type, including, among other things, restrictions on the Company’s ability to enter into mergers, acquisitions or other business combination transactions, grant liens or suffer a material adverse change in the condition or affairs (financial or otherwise) of the Company. As of March 31, 2022, the Company was in compliance with all contractual requirements under the Cadence Revolving Credit Agreement.

13. STOCKHOLDERS’ EQUITY

Stock Repurchase Program

Since 1997, the Company’s Board of Directors has approved multiple share repurchase programs that have authorized repurchases of the Company's common stock, which are implemented through open market or private purchases from time to time as conditions warrant. During the three months ended March 31, 2022, we did not repurchase any shares of our common stock. As of March 31, 2022, we had the authority to purchase an additional 2.5 million shares of our common stock under the current authorization of up to 5.0 million shares.

Accumulated Other Comprehensive (Loss) Income

The following tables present the changes in accumulated other comprehensive (loss) income, net of tax, by component:

	Three Months Ended March 31, 2022
(In thousands)	Unrealized (Losses) Gains on Available- for-Sale Securities	Defined Benefit Plan Adjustments	Foreign Currency Adjustments	ASU 2018-02 Adoption	Total
Balance as of December 31, 2021	$(552)	$(5,613)	$(6,134)	$385	$(11,914)
Other comprehensive loss before reclassifications	(975)	—	(905)	—	(1,880)
Amounts reclassified from accumulated other comprehensive income (loss)	251	(13)	—	—	238
Balance as of March 31, 2022	$(1,276)	$(5,626)	$(7,039)	$385	$(13,556)

	Three Months Ended March 31, 2021
(In thousands)	Unrealized Gains (Losses) on Available- for-Sale Securities	Defined Benefit Plan Adjustments	Foreign Currency Adjustments	ASU 2018-02 Adoption	Total
Balance as of December 31, 2020	$32	$(9,621)	$(2,435)	$385	$(11,639)
Other comprehensive loss before reclassifications	(57)	—	(1,863)	—	(1,920)
Amounts reclassified from accumulated other comprehensive (loss) income	(135)	99	—	—	(36)
Balance as of March 31, 2021	$(160)	$(9,522)	$(4,298)	$385	$(13,595)

The following tables present the details of reclassifications out of accumulated other comprehensive loss:

	Three Months Ended March 31, 2022
(In thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income	Affected Line Item in the Statement Where Net (Loss) Income Is Presented
Unrealized gain (loss) on available-for-sale securities:
Net realized loss on sales of securities	$(330)	Net investment gain (loss)
Defined benefit plan adjustments – actuarial gain	19	(1)
Total reclassifications for the period, before tax	(311)
Tax benefit	73
Total reclassifications for the period, net of tax	$(238)
(1)
A part of the computation of net periodic pension cost, which is included in other (expense) income, net in the Condensed Consolidated Statements of (Loss) Income.

	Three Months Ended March 31, 2021
(In thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income	Affected Line Item in the Statement Where Net (Loss) Income Is Presented
Unrealized gain (loss) on available-for-sale securities:
Net realized gain on sales of securities	$178	Net investment gain (loss)
Defined benefit plan adjustments – actuarial losses	(143)	(1)
Total reclassifications for the period, before tax	35
Tax benefit	1
Total reclassifications for the period, net of tax	$36
(1)
A part of the computation of net periodic pension cost, which is included in other (expense) income, net in the Condensed Consolidated Statements of (Loss) Income.

The following tables present the tax effects related to the change in each component of other comprehensive (loss) income:

	Three Months Ended			Three Months Ended
	March 31, 2022			March 31, 2021
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Unrealized loss on available-for-sale securities	$(1,283)	$308	$(975)	$(75)	$18	$(57)
Reclassification adjustment for amounts related to available-for-sale investments included in net (loss) income	330	(79)	251	(178)	43	(135)
Reclassification adjustment for amounts related to defined benefit plan adjustments included in net (loss) income	(19)	6	(13)	143	(44)	99
Foreign currency translation adjustment	(905)	—	(905)	(1,863)	—	(1,863)
Total Other Comprehensive (Loss) Income	$(1,877)	$235	$(1,642)	$(1,973)	$17	$(1,956)

14. (LOSS) EARNINGS PER SHARE

The calculation of basic and diluted (loss) earnings per share is as follows:

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2022	2021
Numerator
Net (loss) income	$(1,127)	$896
Denominator
Weighted average number of shares – basic	49,113	48,336
Effect of dilutive securities
Stock options	—	56
PSUs, RSUs and restricted stock	—	612
Weighted average number of shares – diluted	49,113	49,004
(Loss) earnings per share – basic	$(0.02)	$0.02
(Loss) earnings per share – diluted	$(0.02)	$0.02

For the three months ended March 31, 2022 and 2021, five thousand and one thousand shares, respectively, of unvested PSUs, RSUs and restricted stock were excluded from the calculation of diluted earnings per share due to their anti-dilutive effect.

For the three months ended March 31, 2022 and 2021, 0.1 million and 0.7 million stock options, respectively, were outstanding but were not included in the computation of diluted earnings per share. These stock options were excluded because their exercise prices were greater than the average market price of the common shares during the applicable period, making them anti-dilutive under the treasury stock method.

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

The following table presents information about the revenue and gross profit of our reportable segments:

	Three Months Ended
	March 31, 2022		March 31, 2021
(In thousands)	Revenue	Gross Profit	Revenue	Gross Profit
Network Solutions	$138,374	$47,721	$113,809	$48,808
Services & Support	16,144	6,595	13,724	4,793
Total	$154,518	$54,316	$127,533	$53,601

Revenue by Category

In addition to our reportable segments, revenue is also reported for the following three categories – Access & Aggregation, Subscriber Solutions & Experience and Traditional & Other Products.

The table below presents revenue information by category:

	Three Months Ended
	March 31,
(In thousands)	2022	2021
Access & Aggregation	$95,460	$69,074
Subscriber Solutions & Experience	54,606	54,569
Traditional & Other Products	4,452	3,890
Total	$154,518	$127,533

Revenue by Geographic Area

The following table presents revenue information by geographic area:

	Three Months Ended
	March 31,
(In thousands)	2022	2021
United States	$99,048	$86,485
United Kingdom	30,388	8,042
Germany	10,920	14,374
Other international	14,162	18,632
Total	$154,518	$127,533

16. LIABILITY FOR WARRANTY RETURNS

Our products generally include warranties of 90 days to five years for product defects. We accrue for warranty returns at the time of product shipment based on our historical return rate and estimate of the cost to repair or replace the defective products. We engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers. The increasing complexity of our products may cause warranty incidences, when they arise, to be more costly. Estimates regarding future warranty obligations may change due to product failure rates, material usage and other rework costs incurred in correcting a product failure. In addition, from time to time, specific warranty accruals may be recorded if unforeseen problems arise. Should our actual experience relative to these factors be worse than our estimates, we will be required to record additional warranty expense. The liability for warranty obligations totaled $5.1 million and $5.4 million as of March 31, 2022 and December 31, 2021, respectively, and is included in accrued expenses and other liabilities in the Condensed Consolidated Balance Sheets. During the three months ended March 31, 2021, we had a net reversal of prior provisions related to warranty expirations the impact of which is reflected in the table below. The warranty expense and write-off activity for the three months ended March 31, 2022 and 2021 is summarized as follows:

	Three Months Ended
	March 31,
(In thousands)	2022	2021
Balance at beginning of period	$5,403	$7,146
Plus: Amounts charged to cost and expenses	344	(231)
Less: Deductions	(604)	(443)
Balance at end of period	$5,143	$6,472

17. COMMITMENTS AND CONTINGENCIES

Shareholder Derivative Lawsuit

On March 31, 2020, a shareholder derivative suit, captioned Johnson (Derivatively on behalf of ADTRAN) v. Stanton, et al., Case No. 5:20-cv-00447, was filed in the U.S. District Court for the Northern District of Alabama against two of the Company’s current executive officers, one of its former executive officers, and certain current and former members of its Board of Directors, alleging, among other things, that the defendants made or caused the Company to make materially false and misleading statements regarding, and/or failed to disclose material adverse facts about, the Company’s business, operations and prospects, specifically relating to the Company’s internal control over financial reporting, excess and obsolete inventory reserves, financial results and demand from certain customers. The plaintiff in the shareholder derivative suit sent a demand letter dated June 29, 2021 to ADTRAN’s Board of Directors. The letter contains similar allegations to those made in the plaintiff’s filed complaint and in the now dismissed securities class action, and it demands, among other things, that the Board of Directors commence an investigation into the alleged wrongdoing. On December 10, 2021, after investigating the allegations in the plaintiff’s demand with the assistance of independent counsel, the independent members of the Board of Directors concluded that pursuing the claims asserted in the demand would not be in the Company's best interests and exercised their business judgment to refuse the demand. The plaintiff subsequently dismissed the case. On February 25, 2022, the Court entered an order on the parties’ joint stipulation dismissing the case without prejudice.

Other Legal Matters

In addition to the litigation described above, from time to time we are subject to or otherwise involved in various lawsuits, claims, investigations and legal proceedings that arise out of or are incidental to the conduct of our business (collectively, “Legal Matters”), including those relating to employment matters, patent rights, regulatory compliance matters, stockholder claims, and contractual and other commercial disputes. Such Legal Matters, even if not meritorious, could result in the expenditure of significant financial and managerial resources. Additionally, an unfavorable outcome in any legal matter, including in a patent dispute, could require the Company to pay damages, entitle claimants to other relief, such as royalties, or could prevent the Company from selling some of its products in certain jurisdictions. While the Company cannot predict with certainty the results of Legal Matters in which it is currently involved, the Company does not expect that the ultimate outcome of such Legal Matters will individually or in the aggregate have a material adverse effect on its business, results of operations, financial condition or cash flows.

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

The Business Combination Agreement was unanimously approved by the Board of Directors of the Company and by the supervisory board and management board of ADVA. On January 6, 2022, the Company's stockholders approved the Business Combination by an overwhelming majority. The end of the ADVA shareholder tender offer acceptance period was on January 26, 2022, which resulted in the acceptance of the Exchange Offer by more than 60% of all shares of ADVA entitled to voting rights existing as of October 31, 2021, thus exceeding the required minimum acceptance threshold. According to the rules of the German Securities Acquisition and Takeover Act, ADVA shareholders who did not tender their shares during the initial acceptance period could do so during a two-week additional acceptance period that began on February 1, 2022 and ended February 14, 2022. This resulted in the acceptance of the Exchange Offer by approximately 66% of all shares of ADVA entitled to voting rights existing as of November 30, 2021. On January 24, 2022, the Committee on Foreign Investment in the U.S. ("CFIUS") completed its review of the Business Combination and determined that the transaction was not a “covered transaction” subject to CFIUS’ jurisdiction, satisfying the condition of the Business Combination Agreement related to CFIUS notification. On February 16, 2022, the U.K. Secretary of State for Business, Energy and Industrial Strategy completed its review of the Business Combination and determined that the Secretary of State will be taking no further action under the NS&I Act, satisfying the condition of the Business Combination Agreement related to NS&I Act approval. Cooperative proceedings continue with the foreign direct investment authorities in Germany.

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

Performance Bonds

Certain contracts, customers and jurisdictions in which we do business require us to provide various guarantees of performance such as bid bonds, performance bonds and customs bonds. As of March 31, 2022 and December 31, 2021, we had commitments related to these bonds totaling $20.9 million and $22.9 million, respectively, which expire at various dates through April 2025. In general we would only be liable for the amount of these guarantees in the event of default under each contract, the probability of which we believe is remote.

In June 2020, the Company entered into a letter of credit with a bank to guarantee performance obligations under a contract with a certain customer. The obligations under this customer contract will be performed over multiple years. We reached the maximum value of our minimum collateral requirement of $15.0 million during the three months ended March 31, 2021 as the Company reached certain milestones through the first quarter of 2021 as outlined in the customer contract. The letter of credit was secured by a pledge of a portion of the Company’s fixed-income securities, which totaled $18.0 million as of March 31, 2022, of which $0.1 million is included in restricted cash and $17.9 million is included in long-term investments on the Condensed Consolidated Balance Sheets. This pledged collateral value will fluctuate as the Company changes the mix of the pledged collateral between restricted cash and investments. Any shortfalls in the minimum collateral value are required to be restored by the Company from available cash and cash equivalents, short-term investments and/or long-term investments. The collateral under the letter of credit will be released when all obligations under the customer contract have been met. As of March 31, 2022, the Company believes it was in compliance with all contractual requirements under the letter of credit.

Investment Commitment

We have committed to invest up to an aggregate of $5.0 million in a private equity fund, of which $4.9 million has been invested as of March 31, 2022.

18. RESTRUCTURING

During the second half of 2019, the Company initiated a restructuring plan to realign its expense structure with the reduction in revenue experienced in recent years and overall Company objectives. As part of this restructuring plan, the Company announced plans to reduce its overall operating expenses, both in the U.S. and internationally. Management continued to assess the efficiency of operations during 2020 and the first three months of 2021 and, in turn, consolidated locations and personnel, among other things, where possible.

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

The cumulative amount of restructuring expenses incurred as of March 31, 2022 for the restructuring plans was $12.7 million.

A reconciliation of the beginning and ending restructuring liability, which is included in accrued wages and benefits in the Condensed Consolidated Balance Sheets is as follows:

Three Months Ended
(In thousands)	March 31, 2022
Balance as of December 31, 2021	$1,514
Plus: Amounts charged to cost and expense	2
Less: Amounts paid	(1,256)
Balance as of March 31, 2022	$260

(In thousands)	For the Year Ended December 31, 2021
Balance as of December 31, 2020	$4,186
Plus: Amounts charged to cost and expense	411
Less: Amounts paid	(3,083)
Balance as of December 31, 2021	$1,514

Restructuring expenses included in the Condensed Consolidated Statements of (Loss) Income were as follows:

	Three Months Ended
	March 31,
(In thousands)	2022	2021
Network Solutions - Cost of revenue	$—	$12
Services & Support - Cost of revenue	—	3
Cost of revenue	$—	$15
Selling, general and administrative expenses (1)	2	142
Research and development expenses (1)	—	144
Total restructuring expenses	$2	$301

(1) The Company does not allocate selling, general and administrative expense and research and development expense to the segment level.

Components of restructuring expense by geographic area were as follows:

	Three Months Ended
	March 31,
(In thousands)	2022	2021
United States	$2	$209
International	—	92
Total restructuring expenses	$2	$301

19. SUBSEQUENT EVENTS

On May 4, 2022, we announced that our Board of Directors declared a quarterly cash dividend of $0.09 per common share to be paid to the Company’s stockholders of record as of the close of business on May 19, 2022. The payment date will be June 2, 2022 in the aggregate amount of approximately $4.4 million.

On April 1, 2022, the Company entered into a Credit Agreement and related Revolving Line of Credit Note (together, the “Wells Revolving Credit Agreement”) in favor of Wells Fargo Bank, National Association, as lender (the “Wells Lender”). The Wells Revolving Credit Agreement provides the Company with a new $25 million secured revolving credit facility. The Wells Revolving Credit Agreement matures on April 1, 2023, subject to earlier termination upon the occurrence of certain events of default as set forth in the Wells Revolving Credit Agreement. Loans under the Wells Revolving Credit Agreement will bear interest at a fluctuating rate per annum equal to: (i) the Daily Simple SOFR (as defined herein) plus (ii) an applicable margin, which will equal 1.00%, 1.25%, 1.5% or 2.0% per annum depending on the Company’s senior funded debt to EBITDA ratio. The “Daily Simple SOFR” is calculated based upon the greater of (x) a floor of 0.00% and (b) the Secured Overnight Financing Rate, as established by the Federal Reserve Bank of New York (or a successor thereto) from time to time. Accrued interest is payable on the last day of each quarter, commencing June 30, 2022. Borrowings under the Wells Revolving Credit Agreement may be used solely for issuing letters of credit, financing capital expenditures, and working capital and general corporate purposes. Loans under the Wells Revolving Credit Agreement are secured by a first priority security interest in all of the accounts receivable of the Company and its subsidiary, ADTRAN International, Inc. Specifically, in connection with the Wells Revolving Credit Agreement, the Company entered into a security agreement, dated April 1, 2022, pursuant to which the Company pledged to the Wells Lender all of the rights to payment, accounts, deposit accounts, chattel paper (whether electronic or tangible), instruments, promissory notes, documents, licenses, general intangibles, payment intangibles, software, letter of credit rights and healthcare insurance receivables existing as of the date of execution or arising at any time thereafter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and the related notes that appear in Part I, Item 1 of this document. In addition, the following discussion should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2021, Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Part I, Item 1, Business, and Item 1A, Risk Factors, included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 25, 2022 (the “2021 Form 10-K”).

This discussion is designed to provide the reader with information that will assist in understanding our condensed consolidated financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our condensed consolidated financial statements. See “Cautionary Note Regarding Forward-Looking Statements” on page 3 of this report for a description of important factors that could cause actual results to differ from expected results. See also Part 1, Item 1A, Risk Factors, of the 2021 Form 10‑K and Part II, Item 1A, Risk Factors of this Form 10-Q.

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

We ended the first quarter of 2022 with a year-over-year revenue increase of 21.2% as compared to the three months ended March 31, 2021, driven by increased shipments to a diverse mix of global Tier-1 and regional service providers. During the first quarter of 2022, we had three 10% revenue customers geographically diversified, one U.S. distributor, one international service provider customer and one U.S. service provider customer. Our year-over-year domestic revenue increased by 14.5%, driven by increased volume of network termination and Fiber CPE in our Network Solutions segment. Internationally, our revenue increased by 35.1% compared to the prior year period, primarily driven by increased shipments to a Tier-1 network operator and multiple alternative network operators in Europe. We experienced strong demand for our solutions in the first quarter of 2022 and achieved significant year-over-year bookings growth. Bookings are defined as orders received for a product or service during a fiscal period that will be delivered or performed sometime in the future and is a forward looking metric that we utilize to help us understand future revenue growth for the Company. Bookings are generally subject to modification and or cancellation per the terms of the order. A substantial portion of our shipments in any fiscal period relates to orders received and shipped within that fiscal period for customers under agreements containing nonbinding purchase commitments. Our increase in demand comes from service providers planning to deploy our fiber access platforms, in-home service delivery platforms and SaaS applications. We expect this growth to accelerate. During 2021 and continuing in 2022, we secured several Tier-1 next-generation fiber customers, and previously announced Tier-1 fiber customers significantly increased their bookings for our fiber access platforms. Although we expect our revenue growth and profitability in the near-term to continue to be negatively impacted by supply chain issues, our outlook continues to strengthen given the increased demand for our products and our expectation of an improving supply chain over the longer term.

In March 2020, the World Health Organization declared the novel coronavirus (COVID-19) outbreak a global pandemic. The SARS-CoV-2 coronavirus (or variants of the SARS-CoV-2 coronavirus) continues to spread throughout the U.S. and the world and has resulted in authorities implementing varying measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. Although vaccines have been approved and are being distributed, it cannot be predicted how long it will take before market conditions return to normal and there can be no assurance that the economic recovery will occur or offset the uncertainty and instability triggered by the pandemic. New and potentially more contagious variants of the COVID-19 virus may develop in various countries, including in regions in which we have significant operations. The COVID-19 variants could further amplify the impact of the pandemic. While we are unable to accurately predict the full impact that the COVID-19 global pandemic will have on our results of operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures, our compliance with these measures has impacted our day-to-day operations and could disrupt our business and operations, as well as that of our key customers, suppliers and other counterparties, for an indefinite period of time. We have experienced a significant impact to our supply chain given COVID-19 and the related global semiconductor chip shortage, including delays in supply chain deliveries, extended lead times and shortages of some key components, some raw material cost increases and slowdowns at certain production facilities. We have also had to increase our volume of inventory to ensure supply continuity during the pandemic. In addition, we have experienced significant increases in freight-related costs due to global shipping disruptions. Starting in the third quarter of 2021 and continuing into 2022, the Company has incurred supply chain constraint expenses, including price inflation for certain electronic components, semiconductor chips and transportation related costs, which have lowered our gross margins and decreased our profitability. While throughout the pandemic we have seen increased demand in networking requirements and utilization due to social distancing guidelines issued by governments, as well as COVID-19 related reductions in travel and infrastructure expenses, it is possible that we could experience some slowdown in demand, further supply chain issues and an increased impact from the ongoing semiconductor shortage and shortages of certain other key components as the pandemic continues. If the impacts of this shortage are more severe than we expect, it could result in longer lead times, inventory supply challenges and further increased costs, all of which could result in the deterioration of our results, potentially for a longer period than currently anticipated. To support the health and well-being of our employees, customers, partners and communities, many of our employees are working remotely or on a hybrid schedule as of the date of filing this report. Additionally, there is risk that a number of our employees may become infected with COVID-19, including our key personnel. In addition, actions that have been taken and that may be taken by the Company, its customers, suppliers and counterparties in response to the pandemic, including the implementation of alternative work arrangements for certain employees, as well as the impacts to our supply chain, including delays in supply chain deliveries and the related global semiconductor chip shortage, have delayed and may continue to delay the timing of some orders and expected deliveries. Lastly, even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of any economic recession that has occurred or may occur in the future as a result of the COVID-19 pandemic.

Among our customers, we made progress with our fiber, fiber-extension, in-home service delivery platforms and cloud services while also continuing to engage in value-added service opportunities that contributed to sales in 2021 and we expect will contribute to sales during 2022 and beyond. In addition, we believe that we are at the beginning of a significant investment cycle for fiber deployment and in-home Wi-Fi connectivity driven by technology advancements and regulatory influences. Payments to service providers under government funding programs such as the FCC RDOF started in 2021, and they are expected to continue in 2022. The transition to next-generation network architectures is beginning, and we are seeing demand for our next-generation fiber access and connected home solutions.

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

We are exposed to changes in foreign currencies relative to the U.S. dollar, which are references to the differences between the foreign-exchanges rates we use to convert the financial results of our international operations from local currencies into U.S. dollars for financial reporting purposes. This impact of foreign-exchange rate changes is calculated based on the difference between the current period’s currency exchange rates and that of the comparable prior period. Our primary exposures to foreign currency exchange rate movements are with our German subsidiary, whose functional currency is the Euro, our Australian subsidiary, whose functional currency is the Australian dollar, and our U.K. subsidiary, who transacts in the British pound sterling with a U.S. dollar functional currency. As a result of our global operations, our revenue, gross margins, operating expense and operating income in some international markets have been and may continue to be affected by foreign currency fluctuations.

We continue to support our customer demand for our products by working with our suppliers, contract manufacturers, distributors, and customers to address and to limit the disruption to our operations and order fulfillment.

Our operating results may also fluctuate as a result of a number of other factors, including a decline in general economic and market conditions, specifically the decline that initially resulted from the COVID-19 pandemic and that may recur, foreign currency exchange rate movements, inflation, regional conflicts, increased competition, customer order patterns, changes in product and services mix, timing differences between price decreases and product cost reductions, product warranty returns, expediting costs, tariffs and announcements of new products by us or our competitors. Specifically, we expect inflationary pressures on input costs, such as raw materials and labor, and distribution costs to increase. Our attempts to offset these cost pressures, such as through increases in the selling prices of some of our products and services, may not be successful and could negatively affect our operating results. Additionally, maintaining sufficient inventory levels to assure prompt delivery of our products increases the amount of inventory that may become obsolete and increases the risk that the obsolescence of this inventory may have an adverse effect on our business and operating results. Also, not maintaining sufficient inventory levels to assure prompt delivery of our products may cause us to incur expediting costs to meet customer delivery requirements, which may negatively impact our operating results. In recent years, the Company initiated restructuring plans to realign its expense structure with the reduction in revenue experienced and with overall Company objectives. Management assessed the efficiency of our operations and consolidated locations and personnel, among other things, and implemented certain cost savings initiatives, where possible. See Note 18 of the Notes to Condensed Consolidated Financial Statements included in Part 1, Item 1 of this report for additional information on this restructuring.

Our historical financial performance is not necessarily a meaningful indicator of future results, and in general, management expects that our financial results may vary from period to period. Factors that could materially affect our business, financial condition or operating results are included in Part I, Item 1A of the 2021 Form 10-K and Part II, Item 1A of this Form 10-Q.

BUSINESS COMBINATION AGREEMENT

On August 30, 2021, the Company and ADVA, entered into a business combination agreement (the “Business Combination Agreement”), pursuant to which both companies agreed to combine their respective businesses and each become subsidiaries of a new holding company, Acorn HoldCo, a Delaware corporation and currently a wholly-owned direct subsidiary of the Company.

Under the terms of the Business Combination Agreement, Acorn MergeCo, Inc., a newly formed Delaware corporation and wholly-owned direct subsidiary of Acorn HoldCo (“Merger Sub”), will merge with and into ADTRAN, with ADTRAN surviving the merger (the “Merger”) as a wholly-owned direct subsidiary of Acorn HoldCo. Pursuant to the Merger, each outstanding share of common stock of the Company will be converted into the right to receive one share of common stock of Acorn HoldCo. Acorn HoldCo has also made a public exchange offer to exchange each issued and outstanding no-par value bearer share of ADVA, pursuant to which each ADVA share tendered and accepted for exchange will be exchanged for 0.8244 shares of common stock of Acorn HoldCo (the “Exchange Offer”, and together with the Merger, the “Business Combination”). Upon completion of the Business Combination, and assuming that all of the outstanding ADVA shares are exchanged in the Exchange Offer, former ADTRAN stockholders and former ADVA shareholders will own approximately 54% and 46%,respectively, of the outstanding Acorn HoldCo shares.

The Business Combination Agreement was unanimously approved by the Board of Directors of the Company and by the supervisory board and management board of ADVA. On January 6, 2022, the Company's stockholders approved the Business Combination by an overwhelming majority. The end of the ADVA shareholder tender offer acceptance period was on January 26, 2022, which resulted in the acceptance of the Exchange Offer by more than 60% of all shares of ADVA entitled to voting rights existing as of October 31, 2021, thus exceeding the required minimum acceptance threshold. According to the rules of the German Securities Acquisition and Takeover Act, ADVA shareholders who did not tender their shares during the initial acceptance period could do so during a two-week additional acceptance period that began on February 1, 2022 and ended February 14, 2022. This resulted in the acceptance of the Exchange Offer by approximately 66% of all shares of ADVA entitled to voting rights existing as of November 30, 2021. On January 24, 2022, the Committee on Foreign Investment in the U.S. ("CFIUS") completed its review of the Business Combination and determined that the transaction was not a “covered transaction” subject to CFIUS’ jurisdiction, satisfying the condition of the Business Combination Agreement related to CFIUS notification. On February 16, 2022, the U.K. Secretary of State for Business, Energy and Industrial Strategy completed its review of the Business Combination and determined that the Secretary of State will be taking no further action under the NS&I Act, satisfying the condition of the Business Combination Agreement related to NS&I Act approval. Cooperative proceedings continue with the foreign direct investment authorities in Germany.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to our critical accounting policies and estimates from those disclosed in our 2021 Form 10-K.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition, which is incorporated herein by reference.

RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH 31, 2022 COMPARED TO THREE MONTHS ENDED MARCH 31, 2021

The following table presents selected financial information derived from our Condensed Consolidated Statements of (Loss) Income expressed as a percentage of revenue for the periods indicated. Amounts may not foot due to rounding.

	Three Months Ended
	March 31,
	2022	2021
Revenue
Network Solutions	89.6%	89.2%
Services & Support	10.4	10.8
Total Revenue	100.0	100.0
Cost of Revenue
Network Solutions	58.7	51.0
Services & Support	6.2	7.0
Total Cost of Revenue	64.8	58.0
Gross Profit	35.2	42.0
Selling, general and administrative expenses	18.1	21.5
Research and development expenses	17.1	21.6
Operating Loss	—	(1.0)
Interest and dividend income	0.1	0.2
Interest expense	—	—
Net investment (loss) gain	(2.2)	0.8
Other (expense) income, net	(0.1)	1.6
(Loss) Income Before Income Taxes	(2.3)	1.5
Income tax benefit (expense)	1.6	(0.8)
Net (Loss) Income	(0.7)%	0.7%

REVENUE

Our revenue increased 21.2% from $127.5 million for the three months ended March 31, 2021 to $154.5 million for the three months ended March 31, 2022. The increase in revenue for the three months ended March 31, 2022 was primarily attributable to a $26.4 million increase in Access & Aggregation revenue and a $0.6 million increase in the revenue of our Traditional & Other Products, respectively. Although our revenue increased, supply of semiconductor chips and other components of our products has become constrained resulting in extended lead times and increased costs. Transportation constraints, including shortages for both air and surface freight, as well as labor shortages in the transportation industry, have also affected the timing and the cost of obtaining raw materials and production supplies. Although our revenue growth and profitability in the near-term may be impacted by these global supply chain issues, our longer term outlook continues to strengthen given our progress with new customer opportunities and the increased customer demand.

Network Solutions segment revenue increased 21.6% from $113.8 million for the three months ended March 31, 2021 to $138.4 million for the three months ended March 31, 2022. The increase in revenue for the three months ended March 31, 2022 was due primarily to revenue of Access & Aggregation products and Traditional & Other Products partially offset by Subscriber Solutions & Experience products. While we expect that revenue from Traditional & Other Products will continue to decline over time, this revenue may fluctuate and continue for years because of the time required for our customers to transition to newer technologies.

Services & Support segment revenue increased 17.6% from $13.7 million for the three months ended March 31, 2021 to $16.1 million for the three months ended March 31, 2022. The increase in revenue for the three months ended March 31, 2022 was primarily attributable to increased network planning and implementation services as well as maintenance and managed services.

International revenue, which is defined as revenue generated from the Network Solutions and Services & Support segments provided to a customer outside of the U.S., increased by 35.1% from $41.0 million for the three months ended March 31, 2021 to $55.5 million for the three months ended March 31, 2022. International revenue, as a percentage of total revenue, increased from 32.2% for the three months ended March 31, 2021 to 35.9% for the three months ended March 31, 2022. The increase in percentage of international revenue for the three months ended March 31, 2022, was primarily driven by increased shipments to a Tier-1 network operator and multiple alternative network operators in Europe. For the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, changes in foreign currencies relative to the U.S dollar decreased our net sales by approximately $2.3 million.

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

COST OF REVENUE

As a percentage of revenue, cost of revenue increased from 58.0% for the three months ended March 31, 2021 to 64.8% for the three months ended March 31, 2022. For the three months ended March 31, 2022, the increase was primarily attributable to supply chain constraint related expenses and to a lesser extent changes in customer and product mix and a regional revenue shift. For the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, changes in foreign currencies relative to the U.S dollar decreased our cost of revenue by approximately $0.9 million.

Network Solutions cost of revenue, as a percentage of that segment’s revenue, increased from 57.1% for the three months ended March 31, 2021 to 65.5% for the three months ended March 31, 2022. The increase in cost of revenue as a percentage of revenue for the three months ended March 31, 2022 was primarily attributable to supply chain constraint related expenses and to a lesser extent changes in customer and product mix and a regional revenue shift.

Services & Support cost of revenue, as a percentage of that segment’s revenue, decreased from 65.1% for the three months ended March 31, 2021 to 59.1% for the three months ended March 31, 2022. The decrease in cost of revenue as a percentage of revenue for the three months ended March 31, 2022 was primarily attributable to customer mix, changes in services and support mix.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

As a percentage of revenue, selling, general and administrative expenses decreased from 21.5% for the three months ended March 31, 2021 to 18.1% for the three months ended March 31, 2022. Selling, general and administrative expenses as a percentage of revenue will generally fluctuate whenever there is a significant fluctuation in revenue for the periods being compared.

Selling, general and administrative expenses increased 1.7% from $27.4 million for the three months ended March 31, 2021 to $27.9 million for the three months ended March 31, 2022. The increase in selling, general and administrative expenses for the three months ended March 31, 2022 was primarily attributable to increased acquisition expenses, salary and commission expenses, travel expense and insurance expense, partially offset by decreases in market driven fluctuations in our deferred compensation related costs and legal expenses. For the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, changes in foreign currencies relative to the U.S dollar decreased our selling, general and administrative expenses by approximately $0.4 million.

RESEARCH AND DEVELOPMENT EXPENSES

As a percentage of revenue, research and development expenses decreased from 21.6% for the three months ended March 31, 2021 to 17.1% for the three months ended March 31, 2022. Research and development expenses as a percentage of revenue will fluctuate whenever there are incremental product development activities or significant fluctuations in revenue for the periods being compared.

Research and development expenses decreased 3.7% from $27.5 million for the three months ended March 31, 2021 to $26.5 million for the three months ended March 31, 2022. The decrease in research and development expenses for the three months ended March 31,

2022 was primarily attributable to lower labor and engineering project expenses which fluctuate across the various phases of the projects. For the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, changes in foreign currencies relative to the U.S dollar decreased our research and development expenses by approximately $0.4 million.

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

INTEREST AND DIVIDEND INCOME

Interest and dividend income decreased 29.7% from $0.3 million for the three months ended March 31, 2021 to $0.2 million for the three months ended March 31, 2022. The decrease in interest and dividend income was primarily attributable to a decrease in the rate of return on our long-term investments and a decrease in the investment balance. Our total long-term investments decreased from $70.6 million as of March 31, 2021 to $67.7 million as of March 31, 2022.

INTEREST EXPENSE

Interest expense was less than $0.1 million for each of the three months ended March 31, 2022 and 2021. Interest expense during the first three months of 2022 was primarily related to our Revolving Credit Agreement. See Note 12 of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report.

NET INVESTMENT (LOSS) GAIN

We recognized a net investment gain of $1.0 million and a net investment loss of $3.4 million for the three months ended March 31, 2021 and 2022, respectively. The fluctuations in our net investments were primarily attributable to changes in the fair value of our securities recognized during the period. We expect that any future market volatility could result in continued fluctuations in our investment portfolio See Note 6 of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report, and “Investing Activities” in “Liquidity and Capital Resources” below for additional information.

OTHER (EXPENSE) INCOME, NET

Other income (expense), net, which primarily consisted of gains and losses on foreign currency transactions and income from excess material sales, decreased from income of $2.0 million for the three months ended March 31, 2021 to expense of $0.2 million for the three months ended March 31, 2022.

INCOME TAX (BENEFIT) EXPENSE

Our effective tax rate changed from an expense of 53.9% of pre-tax income for the three months ended March 31, 2021, to a benefit of 68.1% of pre-tax loss for the three months ended March 31, 2022. The change in the effective tax rate for the three months ended March 31, 2022, was driven primarily by a change in our annual estimated tax rate as a result of the requirement to begin capitalizing Research and Development expenses for U.S. tax purposes beginning in 2022 as previously passed as part of the Tax Cuts and Jobs Act in December 2017 and the associated impact of those changes on our previously established valuation allowance. See Note 4 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for additional information

NET (LOSS) INCOME

As a result of the above factors, net (loss) income decreased from net income of $0.9 million for the three months ended March 31, 2021 to a net loss of $1.1 million for the three months ended March 31, 2022.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

We have historically financed, and currently expect to continue to finance, our ongoing business with existing cash, investments and cash flow from operations. In the current supply environment we also expect to utilize our credit arrangements to manage our working capital needs. We have used, and expect to continue to use, existing cash, investments, credit arrangements and cash generated from operations for working capital, business acquisitions, purchases of treasury stock, shareholder dividends and other general corporate purposes, including product development activities to enhance our existing products and develop new products, expand our sales and marketing activities and fund capital expenditures. Under the Business Combination Agreement, the Company will bear the transaction costs of the Business Combination attributable to Acorn HoldCo and the Company. As of March 31, 2022, the Company will incur an estimated $10.0 million of additional transaction costs related to the Business Combination Agreement. We believe that our cash and cash equivalents, investments, cash generated from operations and access to funds under various borrowing arrangements will be adequate to meet our operating and capital needs for at least the next 12 months.

As of March 31, 2022, cash on hand was $54.0 million and short-term investments were $0.4 million, which resulted in available short-term liquidity of $54.4 million, of which $45.1 million was held by our foreign subsidiaries. As of December 31, 2021, cash on hand was $56.6 million and short-term investments were $0.4 million, which resulted in available short-term liquidity of $57.0 million, of which $47.7 million was held by our foreign subsidiaries. Generally, we intend to permanently reinvest funds held outside the U.S., except to the extent that any of these funds can be repatriated without withholding tax.

Operating Activities

Net cash provided by operating activities of $4.9 million during the three months ended March 31, 2022 decreased by $5.8 million compared to net cash provided of $10.7 million during the three months ended March 31, 2021. This decrease was primarily due to net cash outflows from working capital, specifically, an inventory build related to component availability and an increase in other receivables partially offset by an increase in the average number of days payable to our trade suppliers, and a decrease in accounts receivable. Additional details related to our working capital and its drivers are discussed below.

Net accounts receivable decreased 5.4% from $158.7 million as of December 31, 2021 to $150.1 million as of March 31, 2022. There was no allowance for credit losses as of March 31, 2022 and December 31, 2021. The decrease in net accounts receivable was due primarily to customer and geographical mix. Quarterly accounts receivable DSO decreased from 95 days as of December 31, 2021 to 87 days as of March 31, 2022. The decrease in DSO was due to customer and geographical mix.

Other receivables increased 54.7% from $11.2 million as of December 31, 2021 to $17.4 million as of March 31, 2022. The increase in other receivables was primarily attributable to the increase in contract assets.

Quarterly inventory turnover was 3.0 turns as of December 31, 2021 and 2.6 turns as of March 31, 2022, respectively. Inventory increased 22.3% from $139.9 million as of December 31, 2021 to $171.1 million as of March 31, 2022. The increase in inventory was due to strategic inventory buffer purchases given extended component lead times and availability constraints as well as new product ramp ups to ensure supply continuity during the COVID-19 pandemic. We expect inventory levels to fluctuate as we attempt to maintain sufficient inventory in response to COVID-19 uncertainties related to supply chain and supply, seasonal cycles of our business and ensuring competitive lead times while managing the risk of inventory.

Accounts payable increased 24.0% from $102.5 million as of December 31, 2021 to $127.1 million as of March 31, 2022. Accounts payable will fluctuate due to variations in the timing of the receipt of inventory, supplies and services and our subsequent payments for these purchases. The significant increase in the first quarter was due to additional purchases of raw material inventory.

Investing Activities

Capital expenditures totaled approximately $1.5 million and $0.7 million for the three months ended March 31, 2022 and 2021, respectively. These expenditures were primarily used to purchase manufacturing and test equipment, software, computer hardware and building improvements.

Our combined short-term and long-term investments decreased $2.9 million from $71.0 million as of December 31, 2021 to $68.1 million as of March 31, 2022. This decrease reflects the impact of net realized and unrealized gains and losses on our investments.

We typically invest all available cash not required for immediate use in operations, primarily in securities that we believe bear minimal risk of loss. See Note 6 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for additional information.

As of March 31, 2022, our corporate bonds, municipal bonds, asset-backed bonds, mortgage/agency bonds, U.S. government bonds, other government bonds and variable-rate demand notes were classified as available-for-sale and had a combined duration of 1.79 years with an average Standard & Poor’s credit rating of AA-. Because our investment portfolio has a high-quality rating and contractual maturities of short duration, we are able to obtain prices for these bonds derived from observable market inputs, or for similar securities traded in an active market, on a daily basis.

Our long-term investments decreased 4.1% from $70.6 million as of December 31, 2021 to $67.7 million as of March 31, 2022. Our investments include various marketable equity securities classified as long-term investments with a fair market value of $11.1 million and $12.6 million as of March 31, 2022 and December 31, 2021, respectively. Long-term investments as of March 31, 2022 and December 31, 2021 also included $26.1 million and $26.9 million, respectively, related to our deferred compensation plans.

Financing Activities

Cadence Revolving Credit Agreement

On November 2, 2021, the Company renewed its Revolving Credit and Security Agreement and related Promissory Note (together, the “Cadence Revolving Credit Agreement”) with Cadence Bank, N.A., as lender (the “Cadence Lender”). The Cadence Revolving Credit Agreement provides the Company with a $10.0 million secured revolving credit facility. Loans under the Cadence Revolving Credit Agreement will bear interest at a rate equal to 1.50% over the screen rate as obtained by Reuter’s, Bloomberg or another commercially available source as may be designated by the Cadence Lender from time to time; provided, however, that in no event shall the applicable rate of interest under the Cadence Revolving Credit Agreement be less than 1.50% per annum. Such loans are secured by all of the cash, securities, securities entitlements and investment property in a certain bank account, as outlined in the Cadence Revolving Credit Agreement, at a maximum loan-to-value ratio of 75% determined by dividing the full commitment amount under the Cadence Revolving Credit Agreement on the date of testing, determined by the Cadence Lender each fiscal quarter, by the market value of the collateral. The Cadence Revolving Credit Agreement matures on November 3, 2022, subject to earlier termination upon the occurrence of certain events of default. The Company entered into the Cadence Revolving Credit Agreement in order to increase the flexibility and management of its short-term liquidity. During the first quarter of 2021, the Company made draws totaling $8.0 million under the Cadence Revolving Credit Agreement all of which had been repaid as of March 31, 2022. The Company agreed to certain negative covenants that are customary for credit arrangements of this type, including, among other things, restrictions on the Company’s ability to enter into mergers, acquisitions or other business combination transactions, grant liens or suffer a material adverse change in the condition or affairs (financial or otherwise) of the Company. As of March 31, 2022, the Company believes it was in compliance with all contractual requirements under the Cadence Revolving Credit Agreement.

Wells Revolving Credit Agreement

On April 1, 2022, the Company entered into a Credit Agreement and related Revolving Line of Credit Note (together, the “Wells Revolving Credit Agreement”) in favor of Wells Fargo Bank, National Association, as lender (the “Wells Lender”). The Wells Revolving Credit Agreement provides the Company with a new $25 million secured revolving credit facility. The Wells Revolving Credit Agreement matures on April 1, 2023, subject to earlier termination upon the occurrence of certain events of default as set forth in the Wells Revolving Credit Agreement. Loans under the Wells Revolving Credit Agreement will bear interest at a fluctuating rate per annum equal to: (i) the Daily Simple SOFR (as defined herein) plus (ii) an applicable margin, which will equal 1.00%, 1.25%, 1.5% or 2.0% per annum depending on the Company’s senior funded debt to EBITDA ratio. The “Daily Simple SOFR” is calculated based upon the greater of (x) a floor of 0.00% and (b) the Secured Overnight Financing Rate, as established by the Federal Reserve Bank of New York (or a successor thereto) from time to time. Accrued interest is payable on the last day of each quarter, commencing June 30, 2022. Borrowings under the Wells Revolving Credit Agreement may be used solely for issuing letters of credit, financing capital expenditures, and working capital and general corporate purposes. Loans under the Wells Revolving Credit Agreement are secured by a first priority security interest in all of the accounts receivable of the Company and its subsidiary, ADTRAN International, Inc. Specifically, in connection with the Wells Revolving Credit Agreement, the Company entered into a security agreement, dated April 1, 2022, pursuant to which the Company pledged to the Wells Lender all of the rights to payment, accounts, deposit accounts, chattel paper (whether electronic or tangible), instruments, promissory notes, documents, licenses, general intangibles, payment intangibles, software, letter of credit rights and healthcare insurance receivables existing as of the date of execution or arising at any time thereafter.

Dividends

In July 2003, our Board of Directors elected to begin declaring quarterly dividends on our common stock considering the tax treatment of dividends and adequate levels of Company liquidity. During each of the three month periods ended March 31, 2022 and 2021, we paid dividends totaling $4.4 million. The continued payment of dividends is at the discretion of the Company’s Board of Directors and is subject to general business conditions and ongoing financial results of the Company.

Stock Option Exercises

To accommodate employee stock option exercises, the Company issued 33 thousand and 0.1 million shares of treasury stock which resulted in proceeds of $0.6 million and $1.2 million during the three months ended March 31, 2022 and 2021, respectively.

Off-Balance Sheet Arrangements

We do not have off-balance sheet financing arrangements and have not engaged in any related party transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources.

Cash Requirements

Certain contracts, customers and jurisdictions in which we do business require us to provide various guarantees of performance such as bid bonds, performance bonds and customs bonds. As of March 31, 2022 and December 31, 2021, we had commitments related to these bonds totaling $20.9 million and $22.9 million, respectively, which expire at various dates through April 2025. Although the triggering events vary from contract to contract, in general we would only be liable for the amount of these guarantees in the event of default under each contract, the probability of which we believe is remote.

In June 2020, the Company entered into a letter of credit with a bank to guarantee performance obligations under a contract with a certain customer. The obligations under this customer contract will be performed over multiple years. We reached the maximum value of our minimum collateral requirement of $15.0 million during the three months ended March 31, 2021, as the Company reached certain milestones through the first quarter of 2021 as outlined in the customer contract. The letter of credit was secured by a pledge of a portion of the Company’s fixed-income securities, which totaled $18.0 million as of March 31, 2022, of which $0.1 million is included in restricted cash and $17.9 million is included in long-term investments on the Condensed Consolidated Balance Sheet. This pledged collateral value will fluctuate as the Company changes the mix of the pledged collateral between restricted cash and investments. Any shortfalls in the minimum collateral value are required to be restored by the Company from available cash and cash equivalents, short-term investments and/or long-term investments. The collateral under the letter of credit will be released when all obligations under the customer contract have been met. As of March 31, 2022, the Company believes it was in compliance with all contractual requirements under the letter of credit.

Under the Business Combination Agreement, the Company will bear the transaction costs of the Business Combination attributable to Acorn HoldCo and the Company. For additional information on the Business Combination, see Note 17 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

We have committed to invest up to an aggregate of $5.0 million in a private equity fund, of which $4.9 million has been invested as of March 31, 2022.

During the three months ended March 31, 2022, there have been no other material changes in cash requirements from those discussed in the 2021 Form 10-K.

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

We maintain depository investments with certain financial institutions. Although these depository investments may exceed government insured depository limits, we have evaluated the creditworthiness of these financial institutions and determined the risk of material financial loss due to exposure of such credit risk to be minimal. As of March 31, 2022, $49.9 million of our cash and cash equivalents, primarily certain domestic money market funds and foreign depository accounts, were in excess of government provided insured depository limits.

As of March 31, 2022, approximately $31.1 million of our cash and investments may be directly affected by changes in interest rates. As of March 31, 2022, we held $3.1 million of cash and variable-rate investments where a change in interest rates would impact our interest income. A hypothetical 50 basis point decline in interest rates as of March 31, 2022, assuming all other variables remain constant, would reduce annualized interest income on our cash and investments by less than $0.1 million. In addition, we held $28.0 million of fixed-rate bonds whose fair values may be directly affected by a change in interest rates. A hypothetical 50 basis point increase in interest rates as of March 31, 2022, assuming all other variables remain constant, would reduce the fair value of our fixed-rate bonds by approximately $0.3 million.

We are exposed to changes in foreign currency exchange rates to the extent that such changes affect our revenue and gross margin on revenue derived from some international customers, expenses, and assets and liabilities held in non-functional currencies related to our foreign subsidiaries. Our primary exposures to foreign currency exchange rate movements are with our German subsidiary, whose functional currency is the Euro, our Australian subsidiary, whose functional currency is the Australian dollar, and our U.K. subsidiary, who transacts in the British pound sterling with a U.S. dollar functional currency. Our revenue is primarily denominated in the respective functional currency of the subsidiary and paid in that subsidiary’s functional currency or certain other local currency, our global supply chain predominately invoices us in the respective functional currency of the subsidiary and is paid in U.S. dollars and some of our operating expenses are invoiced and paid in certain local currencies (approximately 10.1% of total operating expense for the three months ended March 31, 2022). Therefore, our revenues, gross margins, operating expense and operating income are all subject to foreign currency fluctuations. As a result, changes in currency exchange rates could cause variations in our operating income.

We have certain customers and suppliers who are invoiced or pay in a non-functional currency. Changes in the monetary exchange rates used to invoice such customers versus the functional currency of the entity billing such customers may adversely affect our results of operations and financial condition. To manage the volatility relating to these typical business exposures, we may enter into various derivative transactions, when appropriate. We do not hold or issue derivative instruments for trading or other speculative purposes. For balances as of March 31, 2022, all non-functional currencies billed would result in a combined hypothetical gain or loss of $6.3 million if the U.S. dollar weakened or strengthened 10% against the billing currencies. All non-functional currencies invoiced by suppliers would result in a combined hypothetical gain or loss of $0.1 million if the U.S. dollar weakened or strengthened 10% against the billing currencies. This change represents an increase in the amount of hypothetical gain or loss compared to prior periods and is mainly due to an increase in U.S. dollar denominated billings in a non-U.S. dollar denominated subsidiary. Although we do not currently hold any derivative instruments, any gain or loss would be partially mitigated by any derivative instruments held.

As of March 31, 2022, we had certain material contracts subject to currency revaluation, including accounts receivable, accounts payable and lease liabilities, denominated in foreign currencies. As of March 31, 2022, we did not have any forward contracts outstanding.

For further information about the fair value of our investments as of March 31, 2022, see Note 6 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Shareholder Derivative Lawsuit

On March 31, 2020, a shareholder derivative suit, captioned Johnson (Derivatively on behalf of ADTRAN) v. Stanton, et al., Case No. 5:20-cv-00447, was filed in the U.S. District Court for the Northern District of Alabama against two of the Company’s current executive officers, one of its former executive officers, and certain current and former members of its Board of Directors, alleging, among other things, that the defendants made or caused the Company to make materially false and misleading statements regarding, and/or failed to disclose material adverse facts about, the Company’s business, operations and prospects, specifically relating to the Company’s internal control over financial reporting, excess and obsolete inventory reserves, financial results and demand from certain customers. The plaintiff in the shareholder derivative suit sent a demand letter dated June 29, 2021 to ADTRAN’s Board of Directors. The letter contains similar allegations to those made in the plaintiff’s filed complaint and in the now dismissed securities class action, and it demands, among other things, that the Board of Directors commence an investigation into the alleged wrongdoing. On December 10, 2021, after investigating the allegations in the plaintiff’s demand with the assistance of independent counsel, the independent members of the Board of Directors concluded that pursuing the claims asserted in the demand would not be in the Company's best interests and exercised their business judgment to refuse the demand. The plaintiff subsequently dismissed the case. On February 25, 2022, the Court entered an order on the parties’ joint stipulation dismissing the case without prejudice.

ITEM 1A. RISK FACTORS

A list of factors that could materially affect our business, financial condition or operating results is described in Part I, Item 1A, “Risk Factors” in the 2021 Form 10-K. There have been no material changes to our risk factors from those disclosed in Part I, Item 1A, “Risk Factors” in the 2021 Form 10-K, other than as described in the risk factors below.

We expect gross margins to vary over time, and our levels of product and services gross margins may not be sustainable.

Our level of gross margins may not be sustainable and has been and may continue to be adversely affected by numerous factors, including:

•
changes in customer, geographic or product or services mix, including software and the mix of configurations and professional services revenue within each product segment;
•
mix of domestic versus international revenue;
•
introduction of new products by competitors, including products with price-performance advantages;
•
our ability to reduce product cost;
•
increases in labor or material cost, including increases in material costs resulting from inflation or tariffs;
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

•
our ability to manage the impact of foreign currency exchange rate fluctuations relating to our revenue or cost of revenue; and
•
Slowdowns, recessions, economic instability, political unrest, armed conflicts (such as the March 2022 invasion of Ukraine), or outbreaks of disease, such as the COVID-19 pandemic, around the world .

For example, since the third quarter of 2021 and continuing into 2022, the Company has incurred supply chain constraint expenses, including price inflation for certain electronic components, semiconductor chips and transportation related costs, which have lowered our gross margins and decreased our profitability.

Our strategy of outsourcing a portion of our manufacturing requirements to subcontractors located in various international regions may result in us not meeting our cost, quality or performance standards.

We are heavily dependent on subcontractors for the assembly and testing of certain printed circuit board assemblies, subassemblies, chassis, enclosures and equipment shelves, and the purchase of some raw materials used in such assemblies. This reliance involves several risks, including the unavailability of, or interruptions in, access to certain process technologies and reduced control over product quality, delivery schedules, transportation, manufacturing yields and costs. We may not be able to provide product order volumes to our subcontractors that are high enough to achieve sufficient cost savings. If shipments fall below forecasted levels, we may incur increased costs or be required to take ownership of excess inventory. Changes in international tariff structures could adversely impact our product costs. We also have experienced and expect to continue to experience increased inflationary pressures on input costs, such as, raw materials, labor and distribution costs. Our attempts to offset these cost pressures, such as through increases in the selling prices of some of our products and services, may not be successful and could negatively affect our operating results. In addition, a significant component of maintaining cost competitiveness is the ability of our subcontractors to adjust their costs to compensate for possible adverse exchange rate movements. To the extent that the subcontractors are unable to do so, and we are unable to procure alternative product supplies, then our competitiveness and results of operations could be adversely impaired. These risks may be exacerbated by economic, regulatory or political changes or uncertainties, terrorist actions, acts of war, the effects of climate change, natural disasters or pandemics in the foreign countries in which our subcontractors are located. We do not utilize contract manufacturing for our products in China, though we do source some ODM products from China which are, or may become, subject to import tariffs.

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

Certain raw materials and key components used in our products are currently available from only one source, and others are available from only a limited number of sources. The availability of these raw materials and supplies may be subject to market forces beyond our control, such as inflation, merger and acquisition activity of our suppliers and consolidation in some segments of our supplier base. We have experienced and expect to continue to experience increased inflationary pressures on input costs, such as, raw materials, supplies, labor and distribution costs to increase. Our attempts to offset these cost pressures, through increases in the selling prices of some of our products, may not be successful and could negatively affect our operating results. In addition, from time to time, there may not be sufficient quantities of raw materials and supplies in the marketplace to meet customer demand. For example, wafer foundries that support chipmakers have not invested enough in recent years to increase capacities to the levels need to support demand from all of their customers and wafers have a long lead time for production, in some cases up to 30 weeks, which has led to a recent shortage in chip supplies. Many companies utilize the same raw materials and supplies that we do in the production of their products. Companies with more resources than our own may have a competitive advantage in obtaining raw materials and supplies due to greater buying power. These factors have resulted in reduced supply, higher prices of raw materials and delays in the receipt of certain of our key components, which in turn has generated increased costs, lower margins and delays in product delivery, with a corresponding adverse effect on revenue. Delays in product deliveries and corresponding product price increases may likewise have an adverse effect on customer relationships. We attempt to manage these risks through developing alternative sources, by staging inventories at strategic locations, through engineering efforts designed to obviate the necessity of certain components and by building long-term relationships and close contact with each of our key suppliers; however, we cannot assure that delays in or failures of deliveries of key components, either to us or to our contract manufacturers, and consequent delays in product deliveries, will not continue to occur in the future. For a discussion of the impact of the COVID-19 pandemic on our supply chain, see “- The ongoing COVID-19 pandemic has impacted and may continue to impact our business, results of operations and financial condition, particularly our supply chain and workforce.”

The continuing growth of our international operations could expose us to additional risks, increase our costs and adversely affect our operating results, financial condition and cash flows.

We are expanding our presence in international markets, which represented 35.9% and 32.2% of our net revenue for the three months ended March 31, 2022 and 2021, respectively, and as a result, we anticipate increased revenue and operating costs in these markets. This international expansion has increased and may continue to increase our operational risks and impact our results of operations, including:

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
•
potential exposure to natural disasters, epidemics and pandemics (and government regulations in response thereto) and acts of war or terrorism; and
•
potential exposure to escalating tensions along the Russia-Ukraine border. The U.S. and certain other countries imposed sanctions on Russia and could impose further sanctions against it, which could damage or disrupt international commerce and the global economy. Other potential consequences include, but are not limited to, growth in the number of popular uprisings in the region, increased political discontent, especially in the regions most affected by the conflict or economic sanctions, displacement of persons to regions close to the areas of conflict and an increase in the number of refugees, among other unforeseen social and humanitarian effects which could impact our business, customers, and suppliers.

If we are unable to successfully address the potential risks associated with our overall international expansion, our operating results, financial condition and cashflows may be negatively impacted.

Breaches of our information systems and cyber-attacks could compromise our intellectual property and cause significant damage to our business and reputation.

We maintain sensitive data on our information systems and the networks of third-party providers, including intellectual property, financial data and proprietary or confidential business information relating to our business, customers, suppliers and business partners. We also produce networking equipment solutions and software used by network operators to ensure security and reliability in their management and transmission of data. Our customers, particularly those in regulated industries, are increasingly focused on the security features of our technology solutions. Maintaining the security of information sensitive to us and our business partners is critical to our business and reputation. We rely upon several internal business processes and information systems to support key operations and financial functions, and the efficient operation of these processes and systems is critical. Companies are increasingly subjected to cyber-attacks and other attempts to gain unauthorized access. We have a comprehensive approach to cybersecurity, which includes prevention, detection, containment and response. Our layered defense approach encompasses proactive security monitoring of our global infrastructure by both internal solutions and multiple third-party Security Operation Centers. Additionally, we routinely perform patch management, vulnerability scans, penetration tests and continuous monitoring across our entire enterprise. Our security policy framework includes meaningful and enforceable Information Security policies and procedures. The cybersecurity program is aligned with our mission and business objectives, reviewed periodically for improvements and is supported by experienced and certified security professionals. This is supplemented by an information security awareness program spanning our global workforce. Despite this, our network and storage applications and those systems and applications maintained by our third-party providers may be targeted by cyber-attacks or potentially breached due to operator error, fraudulent activity or other system disruptions. For example, although no indicators of compromise were identified by the Company in response to the Log4j2.x vulnerability, we cannot absolutely assure that future vulnerabilities or malware attacks will not be successful in breaching our system and in turn, have a material impact to the Company. Unauthorized access or disclosure of our information could compromise our intellectual property and expose sensitive business information. Our information systems are designed to appropriate industry standards and resiliently engineered to reduce downtime in the event of power outages, weather or climate events and cybersecurity issues. These risks, as well as the number and frequency of cybersecurity events globally, may also be heightened during times of geopolitical tension or instability between countries, including, for example, the ongoing military conflict in Ukraine, from which a number of recent cybersecurity events have been alleged to have originated. The Company carries cybersecurity insurance policies meant to limit its risk and exposure should one of these cybersecurity issues occur. However, a significant failure of our systems due to these issues could result in significant remediation costs, disrupt business operations and divert management attention, which could result in harm to our business reputation, operating results, financial condition and cash flow.

We are exposed to adverse currency exchange rate fluctuations in jurisdictions where we transact in local currency, which could harm our financial results and cash flows.

We are exposed to changes in foreign currencies relative to the U.S. dollar, which are references to the differences between the foreign-exchanges rates we use to convert the financial results of our international operations from local currencies into U.S. dollars for financial reporting purposes. This impact of foreign-exchange rate changes is calculated based on the difference between the current period’s currency exchange rates and that of the comparable prior period. Our primary exposures to foreign currency exchange rate movements are with our German subsidiary, whose functional currency is the Euro, our Australian subsidiary, whose functional currency is the Australian dollar, and our U.K. subsidiary, who transacts in the British pound sterling with a U.S. dollar functional currency. As a result of our global operations, our revenue, gross margins, operating expense and operating income in some international markets have been and may continue to be affected by foreign currency fluctuations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth repurchases of our common stock for the months indicated:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2022 – January 31, 2022	—	$—	—	2,545,430
February 1, 2022 – February 28, 2022	—	$—	—	2,545,430
March 1, 2022 – March 31, 2022	—	$—	—	2,545,430
Total	—		—

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

10.1

Credit Agreement, dated April 1, 2022, by and among ADTRAN, Inc. and ADTRAN International, Inc. as borrowers, and Wells Fargo Bank, National Association, as lender (incorporated by reference to Exhibit 10.1 to ADTRAN's Form 8-K filed April 6, 2022)

10.2

Revolving Line of Credit Note, dated April 1, 2022, by ADTRAN, Inc. and ADTRAN International, Inc. as borrowers, in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to ADTRAN's Form 8-K filed April 6, 2022)

10.3

Security Agreement, dated April 1, 2022, by ADTRAN, Inc. and ADTRAN International, Inc. as borrowers, in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.3 to ADTRAN's Form 8-K filed April 6, 2022)

31*	Rule 13a-14(a)/15d-14(a) Certifications

32*	Section 1350 Certifications

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021; (ii) Condensed Consolidated Statements of (Loss) Income for the three months ended March 31, 2022 and 2021; (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the three months ended March 31, 2022 and 2021; (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2022 and 2021; (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021; and (vi) Notes to Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADTRAN, Inc. (Registrant)

Date: May 6, 2022	/s/ Michael Foliano
Michael Foliano
Senior Vice President of Finance and
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)