Form 10-Q
period 2022-06-30
ADTRAN Holdings, Inc.
filed 2022-08-05
CIK 926282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 001-41446

ADTRAN Holdings, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	87-2164282
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
901 Explorer Boulevard Huntsville, Alabama	35806-2807
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (256) 963-8000

Acorn HoldCo, Inc.

(Former name, Former address and former fiscal year, if changed since last report)

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

As of August 3, 2022, the registrant had 77,420,133 shares of common stock, $0.01 par value per share, outstanding.

ADTRAN Holdings, Inc.

Quarterly Report on Form 10-Q

For the Three and Six Months Ended June 30, 2022

GENERAL

On July 8, 2022, Acorn MergeCo, Inc. (“Merger Sub”), a Delaware corporation and wholly-owned direct subsidiary of ADTRAN Holdings, Inc. (f/k/a Acorn HoldCo), merged with and into ADTRAN, Inc., with ADTRAN, Inc. surviving the merger as a wholly-owned direct subsidiary of ADTRAN Holdings, Inc. (the “Merger”). The Merger was consummated pursuant to the Business Combination Agreement, dated as of August 30, 2021 (the “Business Combination Agreement”), by and among ADTRAN Holdings, Inc., ADTRAN, Inc., ADVA Optical Networking SE, a company organized and existing under the laws of Germany (“ADVA”), and Merger Sub. In accordance with the Business Combination Agreement, ADTRAN Holdings, Inc. made a public offer to exchange each issued and outstanding no-par value bearer share of ADVA for 0.8244 shares of common stock, par value $0.01 per share (the “Company Common Stock”), of ADTRAN Holdings, Inc. (the “Exchange Offer” and, together with the Merger, the “Business Combination”). On July 15, 2022 (the “Exchange Offer Settlement Date”), ADTRAN Holdings, Inc. completed the Exchange Offer, in which ADTRAN Holdings, Inc. acquired 33,957,538 bearer shares of ADVA, or 65.43% of ADVA’s outstanding bearer shares as of the Exchange Offer Settlement Date, in exchange for the issuance of an aggregate of 27,994,595 shares of common stock of ADTRAN Holdings, Inc.

Unless the context otherwise indicates or requires, references in this Quarterly Report on Form 10-Q to “ADTRAN,” the “Company,” “we,” “us” and “our” refer to ADTRAN, Inc. and its consolidated affiliates prior to the Merger on July 8, 2022, and to ADTRAN Holdings, Inc. and its consolidated subsidiaries following the Merger.

This Quarterly Report on Form 10-Q relates to the Company’s quarter ended June 30, 2022, which was prior to the completion of the Business Combination.

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

Risks related to the Business Combination

•
We may fail to realize the anticipated strategic and financial benefits sought from the Business Combination.
•
We may experience operational challenges, negative synergies and loss of customers.
•
While we intend to enter into a DPLTA with ADVA, we may not be successful in doing so or the effectiveness of a DPLTA may be delayed as a result of litigation or otherwise, which may have an adverse effect on the ability to realize synergies and cost reductions and the market value of our shares.
•
We may enter into a DPLTA with ADVA, which may have a material adverse effect on our financial results and condition.
•
We are exposed to additional litigation risk and uncertainty with respect to the remaining minority shareholders of ADVA.
•
Negative publicity related to post-closing integration measures, may adversely affect us.
•
We have incurred and expect to continue to incur significant transaction fees and costs in connection with the Business Combination and post-closing integration efforts.
•
We incurred a substantial amount of indebtedness in connection with the Business Combination. Our failure to meet our debt service obligations could have a material adverse effect on our business, financial condition and results of operations.
•
Risks relating to the business of ADVA may have a significant adverse impact on our business and financial performance.
•
We may be unable to successfully retain and motivate our personnel, including personnel at ADVA.
•
The terms of the credit agreement restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.
•
In addition to the acquisition of a majority equity stake in ADVA, we may be unable to successfully and effectively manage and integrate acquisitions, divestitures and other significant transactions, which could harm our operating results, business and prospects.

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
•
The terms of the credit agreement governing our senior credit facility restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.
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

The foregoing list of risks is not exclusive. For a more detailed description of the risk factors associated with our business, see Part I, Item 1A of the ADTRAN, Inc. Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 25, 2022 (the “2021 Form 10-K”), as well as the risk factors set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q. We caution investors that other factors may prove to be important in the future in affecting our operating results. New factors emerge from time to time, and it is not possible for us to predict all of these factors, nor can we assess the impact each factor, or a combination of factors, may have on our business.

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

GLOSSARY OF SELECTED TERMS

Below are certain acronyms, concepts and defined terms commonly used in our industry and in this Quarterly Report on Form 10-Q, along with their meanings:

Acronym/Concept/
Defined Term	Meaning
CPE	Customer-Premises Equipment
CSP	Communication Service Provider
DPLTA	Domination and Profit and Loss Transfer Agreement
DSO	Days Sales Outstanding
EBITDA	Earnings before Interest, Taxes, Depreciation and Amortization
ERP	Enterprise Resource Planning Software
E.U.	European Union
FCC	Federal Communications Commission
LAN	Local Area Network
LIBOR	London Interbank Offered Rate
OLT	Optical Line Terminal
RDOF	Rural Digital Opportunity Fund
SaaS	Software as a Service
SEC	Securities and Exchange Commission
Service Provider	Entity that provides voice, data or video services to consumers and businesses
SOFR	Secured Overnight Financing Rate
System Integrator or SI	Person or company that specializes in bringing together component subsystems into a whole and ensuring that those subsystems function together
U.K.	United Kingdom
U.S.	United States of America
VAR	Value-Added Reseller
WAN	Wide Area Network

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADTRAN Holdings, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	June 30,	December 31,
	2022	2021
ASSETS
Current Assets
Cash and cash equivalents	$43,368	$56,603
Restricted cash	—	215
Short-term investments (includes $1,773 and $350 of available-for-sale securities as of June 30, 2022 and December 31, 2021, respectively, reported at fair value)	1,773	350
Accounts receivable, less allowance for credit losses of $0 as of June 30, 2022 and December 31, 2021	172,088	158,742
Other receivables	8,413	11,228
Inventory, net	196,916	139,891
Prepaid expenses and other current assets	9,306	9,296
Total Current Assets	431,864	376,325
Property, plant and equipment, net	53,432	55,766
Deferred tax assets, net	8,508	9,079
Goodwill	6,968	6,968
Intangibles, net	17,473	19,293
Other non-current assets	29,637	30,971
Long-term investments (includes $27,499 and $29,717 of available-for-sale securities as of June 30, 2022 and December 31, 2021, respectively, reported at fair value)	52,297	70,615
Total Assets	$600,179	$569,017
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$144,432	$102,489
Unearned revenue	22,705	17,737
Accrued expenses and other liabilities	16,759	13,673
Accrued wages and benefits	13,276	14,900
Income tax payable, net	4,541	6,560
Total Current Liabilities	201,713	155,359
Non-current unearned revenue	10,133	9,271
Pension liability	9,889	11,402
Deferred compensation liability	26,014	31,383
Other non-current liabilities	3,893	4,500
Total Liabilities	251,642	211,915
Commitments and contingencies (see Note 17)
Stockholders' Equity
Common stock, par value $0.01 per share; 200,000 shares authorized; 79,652 shares issued and 49,126 shares outstanding as of June 30, 2022 and 79,652 shares issued and 49,063 shares outstanding as of December 31, 2021	797	797
Additional paid-in capital	292,727	288,946
Accumulated other comprehensive loss	(16,696)	(11,914)
Retained earnings	731,821	740,820
Treasury stock at cost: 30,526 and 30,590 shares at June 30, 2022 and December 31, 2021, respectively	(660,112)	(661,547)
Total Stockholders' Equity	348,537	357,102
Total Liabilities and Stockholders' Equity	$600,179	$569,017

See accompanying notes to condensed consolidated financial statements.

ADTRAN Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue
Network Solutions	$155,992	$125,449	$294,366	$239,258
Services & Support	16,046	17,783	32,190	31,507
Total Revenue	172,038	143,232	326,556	270,765
Cost of Revenue
Network Solutions	99,921	70,014	190,575	135,015
Services & Support	9,611	10,550	19,159	19,481
Total Cost of Revenue	109,532	80,564	209,734	154,496
Gross Profit	62,506	62,668	116,822	116,269
Selling, general and administrative expenses	27,873	30,866	55,766	58,301
Research and development expenses	26,500	27,871	52,991	55,372
Operating Income	8,133	3,931	8,065	2,596
Interest and dividend income	217	253	421	543
Interest expense	(94)	(6)	(124)	(12)
Net investment (loss) gain	(4,646)	2,009	(8,061)	3,005
Other income, net	681	26	455	2,025
Income Before Income Taxes	4,291	6,213	756	8,157
Income tax (expense) benefit	(2,148)	(1,127)	260	(2,175)
Net Income	$2,143	$5,086	$1,016	$5,982

Weighted average shares outstanding – basic	49,123	48,449	49,110	48,393
Weighted average shares outstanding – diluted	49,809	49,426	49,813	49,225

Earnings per common share – basic	$0.04	$0.10	$0.02	$0.12
Earnings per common share – diluted	$0.04	$0.10	$0.02	$0.12

See accompanying notes to condensed consolidated financial statements.

ADTRAN Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net Income	$2,143	$5,086	$1,016	$5,982
Other Comprehensive (Loss) Income, net of tax
Net unrealized loss on available-for-sale securities	(200)	(95)	(924)	(287)
Defined benefit plan adjustments	(87)	212	(100)	311
Foreign currency translation (loss) gain	(2,853)	338	(3,758)	(1,525)
Other Comprehensive (Loss) Income, net of tax	(3,140)	455	(4,782)	(1,501)
Comprehensive (Loss) Income, net of tax	$(997)	$5,541	$(3,766)	$4,481

See accompanying notes to condensed consolidated financial statements.

ADTRAN Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except per share amounts)

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of December 31, 2021	79,652	$797	$288,946	$740,820	$(661,547)	$(11,914)	$357,102
Net loss				(1,127)			(1,127)
Other comprehensive loss, net of tax						(1,642)	(1,642)
Dividend payments ($0.09 per share)				(4,438)			(4,438)
Dividends accrued on unvested RSUs				32			32
Deferred compensation adjustments, net of tax					(18)		(18)
PSUs, RSUs and restricted stock vested				(895)	841		(54)
Stock options exercised				(143)	711		568
Stock-based compensation expense			1,893				1,893
Balance as of March 31, 2022	79,652	$797	$290,839	$734,249	$(660,013)	$(13,556)	$352,316
Net income				2,143			2,143
Other comprehensive loss, net of tax						(3,140)	(3,140)
Dividend payments ($0.09 per share)				(4,439)			(4,439)
Dividends accrued on unvested RSUs				(23)			(23)
Deferred compensation adjustments, net of tax					24		24
PSUs, RSUs and restricted stock vested				(90)	(210)		(300)
Stock options exercised				(19)	87		68
Stock-based compensation expense			1,888				1,888
Balance as of June 30, 2022	79,652	$797	$292,727	$731,821	$(660,112)	$(16,696)	$348,537

See accompanying notes to condensed consolidated financial statements.

ADTRAN Holdings, Inc.

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

ADTRAN Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net income	$1,016	$5,982
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	7,235	8,232
Loss (gain) on investments	7,882	(3,255)
Stock-based compensation expense	3,781	3,615
Deferred income taxes	(93)	441
Other, net	27	53
Inventory reserves	(4,296)	(3,167)
Changes in operating assets and liabilities:
Accounts receivable, net	(14,315)	(24,322)
Other receivables	2,606	1,412
Inventory	(53,982)	9,107
Prepaid expenses, other current assets and other assets	671	(4,767)
Accounts payable	42,968	16,814
Accrued expenses and other liabilities	2,179	6,999
Income taxes payable, net	(1,597)	1,069
Net cash (used in) provided by operating activities	(5,918)	18,213

Cash flows from investing activities:
Purchases of property, plant and equipment	(3,285)	(2,210)
Proceeds from sales and maturities of available-for-sale investments	25,071	20,597
Purchases of available-for-sale investments	(17,002)	(20,121)
Net cash provided by (used in) investing activities	4,784	(1,734)

Cash flows from financing activities:
Tax withholdings related to stock-based compensation settlements	(333)	(113)
Proceeds from stock option exercises	636	3,552
Dividend payments	(8,877)	(8,735)
Proceeds from draw on line of credit	28,000	—
Repayment of line of credit	(28,000)	—
Net cash used in financing activities	(8,574)	(5,296)

Net (decrease) increase in cash, cash equivalents and restricted cash	(9,708)	11,183
Effect of exchange rate changes	(3,742)	(1,381)
Cash, cash equivalents and restricted cash, beginning of period	56,818	60,179
Cash, cash equivalents and restricted cash, end of period	$43,368	$69,981

Supplemental disclosure of non-cash investing activities:
Right-of-use assets obtained in exchange for lease obligations	$552	$275
Purchases of property, plant and equipment included in accounts payable	$818	$144

See accompanying notes to condensed consolidated financial statements.

ADTRAN Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On July 8, 2022, Acorn MergeCo, Inc. (“Merger Sub”), a Delaware corporation and wholly-owned direct subsidiary of ADTRAN Holdings, Inc. (formerly known as Acorn HoldCo), merged with and into ADTRAN, Inc., with ADTRAN, Inc. surviving the merger as a wholly-owned direct subsidiary of ADTRAN Holdings, Inc. (the “Merger”). The Merger was consummated pursuant to the Business Combination Agreement, dated as of August 30, 2021 (the “Business Combination Agreement”), by and among ADTRAN Holdings, Inc., ADTRAN, Inc., ADVA Optical Networking SE, a company organized and existing under the laws of Germany (“ADVA”), and Merger Sub. In accordance with the Business Combination Agreement, ADTRAN Holdings, Inc. made a public offer to exchange each issued and outstanding no-par value bearer share of ADVA for 0.8244 shares of common stock, par value $0.01 per share (the “Company Common Stock”), of ADTRAN Holdings, Inc. (the “Exchange Offer” and, together with the Merger, the “Business Combination”). On July 15, 2022 (the “Exchange Offer Settlement Date”), ADTRAN Holdings, Inc. completed the Exchange Offer, in which ADTRAN Holdings, Inc. acquired 33,957,538 bearer shares of ADVA, or 65.43% of ADVA’s outstanding bearer shares as of the Exchange Offer Settlement Date, in exchange for the issuance of an aggregate of 27,994,595 shares of common stock of ADTRAN Holdings, Inc.

Except as otherwise indicated, references in these notes to “ADTRAN,” the “Company,” “we,” “us” and “our” for time periods at and before the effectiveness of the Merger, including all fiscal periods ended on or prior to June 30, 2022, shall be deemed to refer to ADTRAN, Inc. as the predecessor registrant to ADTRAN Holdings, Inc.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of ADTRAN and its subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable to interim financial information presented in Quarterly Reports on Form 10-Q. Accordingly, certain information and notes required by generally accepted accounting principles in the United States of America (“U.S. GAAP”) for complete financial statements are not included herein. Certain prior year amounts have been reclassified to conform to the current period presentation. The December 31, 2021 Condensed Consolidated Balance Sheet is derived from audited financial statements but does not include all disclosures required by U.S. GAAP.

In the opinion of management, all adjustments necessary to fairly state these interim statements have been recorded and are of a normal and recurring nature. The results of operations for an interim period are not necessarily indicative of the results for the full year. The interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in ADTRAN, Inc. Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 25, 2022.

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

We assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to us and the unknown future impacts of the SARS-CoV-2 coronavirus/COVID-19 global pandemic (or variants of the SARS-CoV-2 coronavirus) as well as supply chain constraints as of June 30, 2022 and through the date of this report. The accounting matters assessed included, but were not limited to, the allowance for credit losses, stock-based compensation, carrying value of goodwill, intangibles and other long-lived assets, financial assets, valuation allowances for tax assets, revenue recognition and costs of revenue. Future conditions related to the magnitude and duration of the COVID-19 pandemic, as well as other factors, including supply chain constraints, could result in further impacts to our consolidated financial statements in future reporting periods.

Recently Adopted Accounting Pronouncements

There are currently no recently adopted accounting pronouncements that had a material effect on the condensed consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2021-08, Business Combinations (Topic 805) Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which would require an acquirer to recognize and measure acquired contract assets and contract liabilities in a manner consistent with how the acquiree recognized and measured them in its pre-acquisition financial statements in accordance with Topic 606, Revenue Recognition. ASU 2021-08 is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. Adoption of the ASU should be applied prospectively. Early adoption is also permitted, including adoption in an interim period. If early adopted, the amendments are applied retrospectively to all business combinations for which the acquisition date occurred during the fiscal year of adoption. Given that the Business Combination with ADVA was finalized in July 2022, the Company plans to early adopt ASU 2021-08 during the third quarter of 2022. ASU 2021-08 will be effective as of January 1, 2022 and will be applied on a prospective basis. However, we are unable to estimate the effect on our Condensed Consolidated Financial Statements as of the date of this report.

2. CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows:

	As of	As of
(In thousands)	June 30, 2022	December 31, 2021
Cash and cash equivalents	$43,368	$56,603
Restricted cash	—	215
Cash, cash equivalents and restricted cash	$43,368	$56,818

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

The following tables disaggregate revenue by reportable segment and revenue category:

	Three Months Ended
	June 30, 2022			June 30, 2021
(In thousands)	Network Solutions	Services & Support	Total	Network Solutions	Services & Support	Total
Access & Aggregation	$78,852	$10,909	$89,761	$78,307	$12,657	$90,964
Subscriber Solutions & Experience	75,186	2,958	78,144	45,097	2,713	47,810
Traditional & Other Products	1,954	2,179	4,133	2,045	2,413	4,458
Total	$155,992	$16,046	$172,038	$125,449	$17,783	$143,232

	Six Months Ended
	June 30, 2022			June 30, 2021
(In thousands)	Network Solutions	Services & Support	Total	Network Solutions	Services & Support	Total
Access & Aggregation	$163,141	$22,080	$185,221	$138,360	$21,678	$160,038
Subscriber Solutions & Experience	127,009	5,741	132,750	97,366	5,013	102,379
Traditional & Other Products	4,216	4,369	8,585	3,532	4,816	8,348
Total	$294,366	$32,190	$326,556	$239,258	$31,507	$270,765

The aggregate amount of transaction price allocated to remaining performance obligations that have not been satisfied as of June 30, 2022 and December 31, 2021 related to contractual maintenance agreements, contractual SaaS and subscription services, and hardware contracts that exceed one year in duration amounted to $164.5 million and $101.1 million, respectively. As of June 30, 2022, approximately 84% is expected to be recognized over the next 12 months and the remainder recognized thereafter. The majority of the Company's remaining performance obligations at June 30, 2022 are related to contracts or orders that have an original expected duration of one year or less, for which the Company is electing to utilize the practical expedient available within the guidance, and are excluded from the transaction price related to these future obligations. The Company will generally satisfy the remaining performance obligations as we transfer control of the products ordered or services to our customers, excluding maintenance services, which are satisfied over time.

The following table provides information about receivables, contract assets and unearned revenue from contracts with customers:

	As of	As of
(In thousands)	June 30, 2022	December 31, 2021
Accounts receivable, net	$172,088	$158,742
Contract assets(1)	$1,749	$464
Unearned revenue	$22,705	$17,737
Non-current unearned revenue	$10,133	$9,271

(1) Included in other receivables on the Condensed Consolidated Balance Sheets.

Of the outstanding unearned revenue balances as of December 31, 2021, $4.1 million and $9.5 million was recognized as revenue during the three and six months ended June 30, 2022, respectively. Of the $14.1 million of outstanding unearned revenue balances as of December 31, 2020, $2.9 million and $7.9 million was recognized as revenue during the three and six months ended June 30, 2021, respectively.

4. INCOME TAXES

Our effective tax rate changed from an expense of 18.1% of pre-tax income for the three months ended June 30, 2021, to an expense of 50.1% of pre-tax income for the three months ended June 30, 2022 and changed from an expense of 26.7% of pre-tax income for the six months ended June 30, 2021, to a benefit of 34.3% of pre-tax income for the six months ended June 30, 2022. The change in the effective tax rate for the three and six months ended June 30, 2022, was driven primarily by a change in our annual estimated tax rate as a result of the requirement to begin capitalizing research and development expenses for U.S. tax purposes beginning in 2022 as previously passed as part of the Tax Cuts and Jobs Act in December 2017 and the associated impact of those changes on our previously established valuation allowance.

The Company continually reviews the adequacy of its valuation allowance and recognizes the benefits of deferred tax assets only as the assessment indicates that it is more likely than not that the deferred tax assets will be recognized in accordance with ASC 740, Income Taxes. As of June 30, 2022, the Company had deferred tax assets totaling $71.4 million, and a valuation allowance totaling $62.9 million against those deferred tax assets. The remaining $8.5 million in deferred tax assets not offset by a valuation allowance are located in various foreign jurisdictions where the Company believes it is more likely than not we will realize these deferred tax assets. During the six months ended June 30, 2022, the total change in the valuation allowance against our domestic and international deferred tax assets was recorded in the amount of an $12.6 million increase and a $0.2 million decrease, respectively. Our assessment of the realizability of our deferred tax assets includes the evaluation of historical operating results as well as the evaluation of evidence which requires significant judgment, including the evaluation of our three-year cumulative income position, future taxable income projections and tax planning strategies. Should management’s conclusion change in the future and an additional valuation allowance or a partial or full release of the valuation allowance becomes necessary, it may have a material effect on our consolidated financial statements.

Supplemental balance sheet information related to deferred tax assets is as follows:

	As of June 30, 2022
(In thousands)	Deferred Tax Assets	Valuation Allowance	Deferred Tax Assets, net
Domestic	$60,873	$(60,873)	$—
International	10,568	(2,060)	8,508
Total	$71,441	$(62,933)	$8,508

	As of December 31, 2021
(In thousands)	Deferred Tax Assets	Valuation Allowance	Deferred Tax Assets, net
Domestic	$48,265	$(48,265)	$—
International	11,378	(2,299)	9,079
Total	$59,643	$(50,564)	$9,079

5. STOCK-BASED COMPENSATION

The following table summarizes stock-based compensation expense related to stock options, performance stock units (“PSUs”), restricted stock units (“RSUs”) and restricted stock:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2022	2021	2022	2021
Stock-based compensation expense included in cost of revenue	$162	$125	$321	$256
Selling, general and administrative expense	1,135	1,098	2,259	2,196
Research and development expense	591	585	1,201	1,163
Stock-based compensation expense included in operating expenses	1,726	1,683	3,460	3,359
Total stock-based compensation expense	1,888	1,808	3,781	3,615
Tax benefit for expense associated with stock options, PSUs, RSUs and restricted stock	(472)	(452)	(945)	(883)
Total stock-based compensation expense, net of tax	$1,416	$1,356	$2,836	$2,732

PSUs, RSUs and Restricted Stock

The following table summarizes PSUs, RSUs and restricted stock outstanding as of December 31, 2021 and June 30, 2022 and the changes that occurred during the six months ended June 30, 2022:

	Number of Shares (in thousands)	Weighted Avg. Grant Date Fair Value (per share)
Unvested PSUs, RSUs and restricted stock outstanding, December 31, 2021	1,930	$14.11
PSUs, RSUs and restricted stock granted	336	$20.14
PSUs, RSUs and restricted stock vested	(15)	$13.26
PSUs, RSUs and restricted stock forfeited	(41)	$14.08
Unvested PSUs, RSUs and restricted stock outstanding, June 30, 2022	2,210	$15.04

During each of the six months ended June 30, 2022 and 2021, the Company granted 0.3 million performance-based PSUs to its executive officers and certain employees. The grant-date fair value of these performance-based awards was based on the closing price of the Company’s stock on the date of grant. These awards vest over one-year, two-year and three-year periods, respectively, subject to the grantee’s continued employment, with the ability to earn shares in a range of 0% to 142.8% of the awarded number of PSUs based on the achievement of defined performance targets. Equity-based compensation expense with respect to these awards may be adjusted over the vesting period to reflect the probability of achievement of performance targets defined in the award agreements.

The fair value of RSUs and restricted stock is equal to the closing price of our stock on the date of grant. The fair value of PSUs with market conditions is calculated using a Monte Carlo simulation valuation method.

As of June 30, 2022, total unrecognized compensation expense related to non-vested market-based PSUs, RSUs and restricted stock was approximately $13.9 million, which will be recognized over the remaining weighted-average period of 2.5 years. Pursuant to the Business Combination, which was closed on July 15, 2022, 0.3 million of market-based PSUs were converted to time-based RSUs which will be treated as an award modification under U.S. GAAP in the third quarter of 2022. This will result in incremental compensation expense of $1.6 million which will be recognized over the remaining weighted-average period of 1.1 years. In addition, there was $13.2 million of unrecognized compensation expense related to unvested 2020, 2021 and 2022 performance-based PSUs, which will be recognized over the remaining requisite service period of 0.5 years if achievement of the performance obligation becomes probable. Pursuant to the Business Combination, which was closed on July 15, 2022, the unearned performance-based PSUs were converted to time-based RSUs which will be treated as an award modification under U.S. GAAP in the third quarter of 2022. This will result in incremental compensation and unrecognized compensation expense totaling $17.8 million, which will be recognized over the remaining service period of 0.5 years. Unrecognized compensation expense will be adjusted for actual forfeitures.

As of June 30, 2022, 3.5 million shares were available for issuance under stockholder-approved equity plans.

Stock Options

The following table summarizes stock options outstanding as of December 31, 2021 and June 30, 2022 and the changes that occurred during the six months ended June 30, 2022:

	Number of Stock Options (in thousands)	Weighted Avg. Exercise Price (per share)	Weighted Avg. Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Stock options outstanding, December 31, 2021	1,721	$19.37	2.4	$6,669
Stock options exercised	(37)	$17.24		$110
Stock options expired	(23)	$23.67		$5
Stock options outstanding, June 30, 2022	1,661	$19.36	1.9	$1,127
Stock options exercisable, June 30, 2022	1,661	$19.36	1.9	$1,127

As of June 30, 2022, there was no unrecognized compensation expense related to stock options as all awards vested in prior periods.

There were no stock options granted during the six months ended June 30, 2022 and 2021. All of the options were previously issued at exercise prices that approximated fair market value at the date of grant.

The aggregate intrinsic value of stock options represents the total pre-tax intrinsic value (the difference between ADTRAN’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2022. The amount of aggregate intrinsic value was $1.1 million as of June 30, 2022 and will change based on the fair market value of ADTRAN’s stock. The total pre-tax intrinsic value of options exercised during the six months ended June 30, 2022 was $0.1 million.

6. INVESTMENTS

Debt Securities and Other Investments

The following debt securities and other investments were included on the Condensed Consolidated Balance Sheet and recorded at fair value:

	As of June 30, 2022
	Amortized	Gross Unrealized		Fair
(In thousands)	Cost	Gains	Losses	Value
Corporate bonds	$10,854	$1	$(286)	$10,569
Municipal fixed-rate bonds	1,563	—	(49)	1,514
Asset-backed bonds	1,018	1	(16)	1,003
Mortgage/Agency-backed bonds	4,199	—	(185)	4,014
U.S. government bonds	12,287	—	(503)	11,784
Foreign government bonds	410	—	(22)	388
Available-for-sale debt securities held at fair value	$30,331	$2	$(1,061)	$29,272

	As of December 31, 2021
	Amortized	Gross Unrealized		Fair
(In thousands)	Cost	Gains	Losses	Value
Corporate bonds	$10,776	$6	$(35)	$10,747
Municipal fixed-rate bonds	1,553	2	(4)	1,551
Asset-backed bonds	322	3	(3)	322
Mortgage/Agency-backed bonds	4,754	15	(33)	4,736
U.S. government bonds	12,251	12	(92)	12,171
Foreign government bonds	543	—	(4)	539
Available-for-sale debt securities held at fair value	$30,199	$38	$(171)	$30,066

The contractual maturities related to debt securities and other investments were as follows:

	As of June 30, 2022
(In thousands)	Corporate bonds	Municipal fixed-rate bonds	Asset- backed bonds	Mortgage/ Agency- backed bonds	U.S. government bonds	Foreign government bonds
Less than one year	$621	$148	$—	$637	$367	$—
One to two years	6,484	1,254	—	472	8,315	279
Two to three years	3,339	112	248	621	3,102	109
Three to five years	125	—	313	189	—	—
Five to ten years	—	—	215	925	—	—
More than ten years	—	—	227	1,170	—	—
Total	$10,569	$1,514	$1,003	$4,014	$11,784	$388

Actual maturities may differ from contractual maturities as some borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Realized gains and losses on sales of debt securities are computed under the specific identification method. The following table presents the gross realized gains and losses related to our debt securities:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2022	2021	2022	2021
Gross realized gain on debt securities	$—	$97	$12	$184
Gross realized loss on debt securities	(85)	(20)	(125)	(36)
Total (loss) gain recognized, net	$(85)	$77	$(113)	$148

Income generated from available-for-sale debt securities was recorded as interest and dividend income in the Condensed Consolidated Statements of Income. No allowance for credit losses was recorded for the six months ended June 30, 2022 and 2021 related to available-for-sale debt securities. The Company’s investment policy provides limitations for issuer concentration, which limits, at the time of purchase, the concentration in any one issuer to 5% of the market value of our total investment portfolio. The Company did not purchase any available-for-sale debt security with credit deterioration during the six months ended June 30, 2022.

Marketable Equity Securities

Our marketable equity securities consist of publicly traded stock, interests in funds and certain other investments measured at fair value or cost (where appropriate).

The Company has an equity investment which does not have a readily determinable fair value and is recorded using the measurement alternative. Under the measurement alternative, equity investments that do not have a readily determinable fair value can be recorded at cost less impairment, if any, adjusted for observable price changes for an identical or similar investment. The carrying value of the equity investment as of June 30, 2022 and December 31, 2021 was $1.0 million. During the year ended December 31, 2021, impairment charges totaling $0.4 million, were recorded related to the equity investment. As of June 30 2022, cumulative impairment charges totaling $2.4 million were recorded related to the equity investment. There were no impairment charges during the three and six months ended June 30, 2022 and 2021. During the year ended December 31, 2021, an unsecured loan totaling $0.5 million was converted to equity which increased the Company's carrying value of the equity investment.

The Company has a secured note receivable as of June 30, 2022 and December 31, 2021 which totaled $0.4 million and is included in long term investments on the Consolidated Balance Sheets. During the year ended December 31, 2021, an impairment charge of $0.5 million was recognized against the secured note receivable. There were no impairment charges during the three and six months ended June 30, 2022 and 2021.

Realized and unrealized gains and losses related to marketable equity securities were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2022	2021	2022	2021
Realized (loss) gain on equity securities sold	$(293)	$(79)	$(318)	$(55)
Unrealized (loss) gain on equity securities held	(4,268)	2,011	(7,630)	2,912
Total (loss) gain recognized, net	$(4,561)	$1,932	$(7,948)	$2,857

Income generated from marketable equity securities was recorded as interest and dividend income in the Condensed Consolidated Statements of Income. U.S. GAAP establishes a three-level valuation hierarchy based upon observable and unobservable inputs for fair value measurement of financial instruments:

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

The Company’s cash equivalents and investments held at fair value are categorized into this hierarchy as follows:

		Fair Value Measurements as of June 30, 2022 Using
(In thousands)	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$409	$409	$—	$—
Available-for-sale debt securities
Corporate bonds	10,569	—	10,569	—
Municipal fixed-rate bonds	1,514	—	1,514	—
Asset-backed bonds	1,003	—	1,003	—
Mortgage/Agency-backed bonds	4,014	—	4,014	—
U.S. government bonds	11,784	11,784	—	—
Foreign government securities	388	—	388	—
Marketable equity securities
Marketable equity securities – various industries	873	873	—	—
Deferred compensation plan assets	22,567	22,567	—	—
Total	$53,121	$35,633	$17,488	$—

		Fair Value Measurements as of December 31, 2021 Using
(In thousands)	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$652	$652	$—	$—
Available-for-sale debt securities
Corporate bonds	10,747	—	10,747	—
Municipal fixed-rate bonds	1,551	—	1,551	—
Asset-backed bonds	322	—	322	—
Mortgage/Agency-backed bonds	4,736	—	4,736	—
U.S. government bonds	12,171	12,171	—	—
Foreign government bonds	539	—	539	—
Marketable equity securities
Marketable equity securities – various industries	12,606	12,606	—	—
Deferred compensation plan assets	26,935	26,935	—	—
Total	$70,259	$52,364	$17,895	$—

The fair value of our Level 2 securities is calculated using a weighted average market price for each security. Market prices are obtained from a variety of industry standard data providers, large financial institutions and other third-party sources. These multiple market prices are used as inputs into a distribution-curve-based algorithm to determine the daily market value of each security.

7. INVENTORY

Inventory consisted of the following:

	As of	As of
(In thousands)	June 30, 2022	December 31, 2021
Raw materials	$116,307	$74,709
Work in process	2,258	2,143
Finished goods	78,351	63,039
Total inventory, net	$196,916	$139,891

Inventory reserves are established for estimated excess and obsolete inventory equal to the difference between the cost of the inventory and the estimated net realizable value of the inventory based on estimated reserve percentages, which considers historical usage, known trends, inventory age and market conditions. As of June 30, 2022 and December 31, 2021, inventory reserves were $48.9 million and $44.6 million, respectively.

8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	As of	As of
(In thousands)	June 30, 2022	December 31, 2021
Engineering and other equipment	$134,748	$134,771
Computer hardware and software	74,141	72,274
Building	68,151	68,157
Building and land improvements	35,719	35,578
Furniture and fixtures	19,967	19,917
Land	$4,575	$4,575
Total property, plant and equipment	337,301	335,272
Less: accumulated depreciation	(283,869)	(279,506)
Total property, plant and equipment, net	$53,432	$55,766

Long-lived assets used in operations are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and the undiscounted cash flows estimated to be generated by the asset are less than the asset’s carrying value. No impairment charges were recognized during the three and six months ended June 30, 2022 and 2021.

Depreciation expense was $2.7 million and $3.0 million for the three months ended June 30, 2022 and 2021 and $5.5 million and $6.1 million for the six months ended June 30, 2022 and 2021, respectively, which is recorded in cost of revenue, selling, general and administrative expenses and research and development expenses in the Condensed Consolidated Statements of Income.

9. GOODWILL

Goodwill was $7.0 million as of June 30, 2022 and December 31, 2021, of which $6.6 million and $0.4 million was allocated to our Network Solutions and Services & Support reportable segments, respectively.

Goodwill represents the excess purchase price over the fair value of net assets acquired. We qualitatively assess the carrying value of goodwill each reporting period for events or circumstance changes that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Based on our assessment of certain qualitative factors such as macro-economic conditions, industry and market considerations, costs factors and overall financial performance, management concluded that no such events or circumstance changes were identified that would suggest that the fair value of the goodwill was more likely than not greater than its carrying amount as of June 30, 2022. No impairment of goodwill was recorded during the three and six months ended June 30, 2022 and 2021.

10. INTANGIBLE ASSETS

Intangible assets consisted of the following:

	As of June 30, 2022			As of December 31, 2021
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$20,451	$(10,415)	$10,036	$20,796	$(9,906)	$10,890
Developed technology	8,200	(4,251)	3,949	8,200	(3,683)	4,517
Licensed technology	5,900	(2,813)	3,087	5,900	(2,486)	3,414
Licensing agreements	560	(262)	298	560	(225)	335
Patents	500	(397)	103	500	(363)	137
Trade names	210	(210)	—	210	(210)	—
Total	$35,821	$(18,348)	$17,473	$36,166	$(16,873)	$19,293

The Company evaluates the carrying value of intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and the undiscounted cash flows estimated to be generated by the asset are less than the asset’s carrying value. Due to the current economic environment, particularly related to COVID-19, the Company assessed impairment triggers related to intangible assets during the first and second quarters of 2022 and 2021. As a result, no quantitative impairment test of long-lived assets was performed as of June 30, 2022 and 2021, and no impairment losses of intangible assets were recorded during the three and six months ended June 30, 2022 and 2021.

Amortization expense was $0.9 million and $1.0 million in the three months ended June 30, 2022 and 2021 and $1.8 million and $2.1 million in the six months ended June 30, 2022 and 2021, respectively, and was included in cost of revenue, selling, general and administrative expenses and research and development expenses in the Condensed Consolidated Statements of Income.

Estimated future amortization expense of intangible assets was as follows:

As of
(In thousands)	June 30, 2022
2022	$1,696
2023	3,305
2024	3,213
2025	3,019
2026	1,985
Thereafter	4,255
Total	$17,473

11. LEASES

Net Investment in Sales-Type Leases

We are the lessor in sales-type lease arrangements for network equipment, which consisted of the following:

	As of	As of
(In thousands)	June 30, 2022	December 31, 2021
Current minimum lease payments receivable(1)	$33	$92
Non-current minimum lease payments receivable(2)	—	4
Total minimum lease payments receivable	33	96
Less: Current unearned revenue(1)	23	70
Less: Non-current unearned revenue(2)	—	1
Net investment in sales-type leases	$10	$25

(1)
Included in other receivables on the Condensed Consolidated Balance Sheets.
(2)
Included in other assets on the Condensed Consolidated Balance Sheets.

12. REVOLVING CREDIT AGREEMENTS

Cadence Revolving Credit Agreement

On May 19, 2022, the Company, as borrower, modified its Revolving Credit and Security Agreement and related Promissory Note (together, the “Cadence Revolving Credit Agreement”) with Cadence Bank, N.A., as lender (the “Cadence Lender”). The modified Cadence Revolving Credit Agreement provides the Company with a $25.0 million secured revolving credit facility. Loans under the Cadence Revolving Credit Agreement will bear interest at a rate equal to 1.50% over the screen rate as obtained by Reuter’s, Bloomberg or another commercially available source as may be designated by the Cadence Lender from time to time; provided, however, that in no event shall the applicable rate of interest under the Cadence Revolving Credit Agreement be less than 1.50% per annum. Such loans are secured by all of the cash, securities, securities entitlements and investment property in a certain bank account, as outlined in the Cadence Revolving Credit Agreement, at a maximum loan-to-value ratio of 85% determined by dividing the full commitment amount under the Cadence Revolving Credit Agreement on the date of testing, determined by the Cadence Lender each fiscal quarter, by the market value of the collateral. The Cadence Revolving Credit Agreement matures on November 3, 2022, subject to earlier termination upon the concurrence of certain events of default. The Company entered into the Cadence Revolving Credit Agreement in order to increase the flexibility and management of its short-term liquidity. During the first half of 2022, the Company made draws totaling $18.0 million under the Cadence Revolving Credit Agreement all of which had been repaid as of June 30, 2022. The Company agreed to certain negative covenants that are customary for credit arrangements of this type, including, among other things, restrictions on the Company’s ability to enter into mergers, acquisitions or other business combination transactions, grant liens or suffer a material adverse change in the condition or affairs (financial or otherwise) of the Company. As of June 30, 2022, the Company was in compliance with all contractual requirements under the Cadence Revolving Credit Agreement.

Wells Fargo Revolving Credit Agreement

On April 1, 2022, the Company entered into a Credit Agreement and related Revolving Line of Credit Note (together, the “Wells Revolving Credit Agreement”) in favor of Wells Fargo Bank, National Association, as lender (the “Wells Lender”). The Wells Revolving Credit Agreement provides the Company with a new $25.0 million secured revolving credit facility. The Wells Revolving Credit Agreement matures on April 1, 2023, subject to earlier termination upon the occurrence of certain events of default as set forth in the Wells Revolving Credit Agreement. Loans under the Wells Revolving Credit Agreement will bear interest at a fluctuating rate per annum equal to: (i) the Daily Simple SOFR (as defined herein) plus (ii) an applicable margin, which will equal 1.00%, 1.25%, 1.5% or 2.0% per annum depending on the Company’s senior funded debt to EBITDA ratio. The “Daily Simple SOFR” is calculated based upon the greater of (x) a floor of 0.00% and (b) the Secured Overnight Financing Rate, as established by the Federal Reserve Bank of New York (or a successor thereto) from time to time. Accrued interest is payable on the last day of each quarter, commencing June 30, 2022. Borrowings under the Wells Revolving Credit Agreement may be used solely for issuing letters of credit, financing capital expenditures, and working capital and general corporate purposes. Loans under the Wells Revolving Credit Agreement are secured by a first priority security interest in all of the accounts receivable of the Company and its subsidiary, ADTRAN International, Inc. Specifically, in connection with the Wells Revolving Credit Agreement, the Company entered into a security agreement, dated April 1, 2022, pursuant to which the Company pledged to the Wells Lender all of the rights to payment, accounts, deposit accounts, chattel paper (whether electronic or tangible), instruments, promissory notes, documents, licenses, general intangibles, payment intangibles, software, letter of credit rights and healthcare insurance receivables existing as of the date of execution or arising at any time thereafter. During the first half of 2022, the Company made draws totaling $10.0 million under the Wells Revolving Credit Agreement all of which had been repaid as of June 30, 2022. As of June 30, 2022, the Company was in compliance with all contractual requirements under the Wells Fargo Credit Agreement.

13. STOCKHOLDERS’ EQUITY

Stock Repurchase Program

During the six months ended June 30, 2022, we did not repurchase any shares of our common stock. As of June 30, 2022, we had the authority to purchase an additional 2.5 million shares of our common stock under the current authorization of up to 5.0 million shares. Subsequent to the Business Combination in July 2022, there is no current authorization to repurchase common stock.

Accumulated Other Comprehensive Loss

The following tables present the changes in accumulated other comprehensive loss, net of tax, by component:

	Three Months Ended June 30, 2022
(In thousands)	Unrealized (Losses) Gains on Available- for-Sale Securities	Defined Benefit Plan Adjustments	Foreign Currency Adjustments	ASU 2018-02 Adoption	Total
Balance as of March 31, 2022	$(1,276)	$(5,626)	$(7,039)	$385	$(13,556)
Other comprehensive loss before reclassifications	(589)	—	(2,853)	—	(3,442)
Amounts reclassified from accumulated other comprehensive loss	389	(87)	—	—	302
Net current period other comprehensive loss	(200)	(87)	(2,853)	—	(3,140)
Balance as of June 30, 2022	$(1,476)	$(5,713)	$(9,892)	$385	$(16,696)

	Three Months Ended June 30, 2021
(In thousands)	Unrealized Gains (Losses) on Available- for-Sale Securities	Defined Benefit Plan Adjustments	Foreign Currency Adjustments	ASU 2018-02 Adoption	Total
Balance as of March 31, 2021	$(160)	$(9,522)	$(4,298)	$385	$(13,595)
Other comprehensive (loss) income before reclassifications	(272)	—	338	—	66
Amounts reclassified from accumulated other comprehensive loss	177	212	—	—	389
Net current period other comprehensive (loss) income	(95)	212	338	—	455
Balance as of June 30, 2021	$(255)	$(9,310)	$(3,960)	$385	$(13,140)

	Six Months Ended June 30, 2022
(In thousands)	Unrealized Gains (Losses) on Available- for-Sale Securities	Defined Benefit Plan Adjustments	Foreign Currency Adjustments	ASU 2018-02 Adoption	Total
As of December 31, 2021	$(552)	$(5,613)	$(6,134)	$385	$(11,914)
Other comprehensive loss before reclassifications	(1,564)	—	(3,758)	—	(5,322)
Amounts reclassified from accumulated other comprehensive loss	640	(100)	—	—	540
Net current period other comprehensive loss	(924)	(100)	(3,758)	—	(4,782)
As of June 30, 2022	$(1,476)	$(5,713)	$(9,892)	$385	$(16,696)

	Six Months Ended June 30, 2021
(In thousands)	Unrealized Gains (Losses) on Available- for-Sale Securities	Defined Benefit Plan Adjustments	Foreign Currency Adjustments	ASU 2018-02 Adoption	Total
As of December 31, 2020	$32	$(9,621)	$(2,435)	$385	$(11,639)
Other comprehensive loss before reclassifications	(329)	—	(1,525)	—	(1,854)
Amounts reclassified from accumulated other comprehensive loss	42	311	—	—	353
Net current period other comprehensive (loss) income	(287)	311	(1,525)	—	(1,501)
As of June 30, 2021	$(255)	$(9,310)	$(3,960)	$385	$(13,140)

The following tables present the details of reclassifications out of accumulated other comprehensive loss:

	Three Months Ended June 30, 2022
(In thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income	Affected Line Item in the Statement Where Net (Loss) Income Is Presented
Unrealized gain (loss) on available-for-sale securities:
Net realized loss on sales of securities	$(512)	Net investment gain (loss)
Defined benefit plan adjustments – actuarial gain	126	(1)
Total reclassifications for the period, before tax	(386)
Tax benefit	84
Total reclassifications for the period, net of tax	$(302)
(1)
A part of the computation of net periodic pension cost, which is included in other (expense) income, net in the Condensed Consolidated Statements of Income.

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
(1)
A part of the computation of net periodic pension cost, which is included in other (expense) income, net in the Condensed Consolidated Statements of Income.

	Six Months Ended June 30, 2022
(In thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income	Affected Line Item in the Statement Where Net Income Is Presented
Unrealized gain (loss) on available-for-sale securities:
Net realized loss on sales of securities	$(842)	Net investment gain (loss)
Defined benefit plan adjustments – actuarial gain	145	(1)
Total reclassifications for the period, before tax	(697)
Tax benefit	157
Total reclassifications for the period, net of tax	$(540)
(1)
A part of the computation of net periodic pension cost, which is included in other (expense) income, net in the Condensed Consolidated Statements of Income.

	Six Months Ended June 30, 2021
(In thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income	Affected Line Item in the Statement Where Net Income Is Presented
Unrealized gain (loss) on available-for-sale securities:
Net realized loss on sales of securities	$(55)	Net investment gain (loss)
Defined benefit plan adjustments – actuarial gain	(451)	(1)
Total reclassifications for the period, before tax	(506)
Tax benefit	153
Total reclassifications for the period, net of tax	$(353)
(1)
A part of the computation of net periodic pension cost, which is included in other (expense) income, net in the Condensed Consolidated Statements of Income.

The following tables present the tax effects related to the change in each component of other comprehensive (loss) income:

	Three Months Ended			Three Months Ended
	June 30, 2022			June 30, 2021
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Unrealized loss on available-for-sale securities	$(775)	$186	$(589)	$(358)	$86	$(272)
Reclassification adjustment for amounts related to available-for-sale investments included in net income	512	(123)	389	233	(56)	177
Reclassification adjustment for amounts related to defined benefit plan adjustments included in net income	(126)	39	(87)	307	(95)	212
Foreign currency translation adjustment	(2,853)	—	(2,853)	338	—	338
Total Other Comprehensive (Loss) Income	$(3,242)	$102	$(3,140)	$520	$(65)	$455

	Six Months Ended			Six Months Ended
	June 30, 2022			June 30, 2021
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Unrealized loss on available-for-sale securities	$(2,058)	$494	$(1,564)	$(433)	$104	$(329)
Reclassification adjustment for amounts related to available-for-sale investments included in net income	842	(202)	640	55	(13)	42
Reclassification adjustment for amounts related to defined benefit plan adjustments included in net income	(145)	45	(100)	451	(140)	311
Foreign currency translation adjustment	(3,758)	—	(3,758)	(1,525)	—	(1,525)
Total Other Comprehensive Loss	$(5,119)	$337	$(4,782)	$(1,452)	$(49)	$(1,501)

14. EARNINGS PER SHARE

The calculation of basic and diluted earnings per share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2022	2021	2022	2021
Numerator
Net income	$2,143	$5,086	$1,016	$5,982
Denominator
Weighted average number of shares – basic	49,123	48,449	49,110	48,393
Effect of dilutive securities
Stock options	84	816	111	722
PSUs, RSUs and restricted stock	602	161	592	110
Weighted average number of shares – diluted	49,809	49,426	49,813	49,225
Earnings per share – basic	$0.04	$0.10	$0.02	$0.12
Earnings per share – diluted	$0.04	$0.10	$0.02	$0.12

For the three months ended June 30, 2022 and 2021, 33 thousand and one thousand shares, respectively, and for the six months ended June 30, 2022 and 2021, eight thousand and three thousand, respectively, of unvested PSUs, RSUs and restricted stock were excluded from the calculation of diluted earnings per share due to their anti-dilutive effect.

For the three months ended June 30, 2022 and 2021, 0.2 million and 0.4 million stock options, respectively, and for the six months ended June 30, 2022 and 2021, 0.1 million and 0.6 million stock options, respectively, were outstanding but were not included in the computation of diluted earnings per share. These stock options were excluded because their exercise prices were greater than the average market price of the common shares during the applicable period, making them anti-dilutive under the treasury stock method.

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

The following tables present information about the revenue and gross profit of our reportable segments:

	Three Months Ended
	June 30, 2022		June 30, 2021
(In thousands)	Revenue	Gross Profit	Revenue	Gross Profit
Network Solutions	$155,992	$56,071	$125,449	$55,435
Services & Support	16,046	6,435	17,783	7,233
Total	$172,038	$62,506	$143,232	$62,668

	Six Months Ended
	June 30, 2022		June 30, 2021
(In thousands)	Revenue	Gross Profit	Revenue	Gross Profit
Network Solutions	$294,366	$103,791	$239,258	$104,243
Services & Support	32,190	13,031	31,507	12,026
Total	$326,556	$116,822	$270,765	$116,269

Revenue by Category

In addition to our reportable segments, revenue is also reported for the following three categories – Access & Aggregation, Subscriber Solutions & Experience and Traditional & Other Products.

The table below presents revenue information by category:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2022	2021	2022	2021
Access & Aggregation	$89,761	$90,964	$185,221	$160,038
Subscriber Solutions & Experience	78,144	47,810	132,750	102,379
Traditional & Other Products	4,133	4,458	8,585	8,348
Total	$172,038	$143,232	$326,556	$270,765

Revenue by Geographic Area

The following table presents revenue information by geographic area:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2022	2021	2022	2021
United States	$105,752	$94,656	$204,801	$181,141
United Kingdom	28,838	13,566	59,243	21,501
Germany	14,859	18,750	25,376	32,955
Other international	22,589	16,260	37,136	35,168
Total	$172,038	$143,232	$326,556	$270,765

16. LIABILITY FOR WARRANTY RETURNS

Our products generally include warranties of 90 days to five years for product defects. We accrue for warranty returns at the time of product shipment based on our historical return rate and estimate of the cost to repair or replace the defective products. We engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers. The increasing complexity of our products may cause warranty incidences, when they arise, to be more costly. Estimates regarding future warranty obligations may change due to product failure rates, material usage and other rework costs incurred in correcting a product failure. In addition, from time to time, specific warranty accruals may be recorded if unforeseen problems arise. Should our actual experience relative to these factors be worse than our estimates, we will be required to record additional warranty expense. The liability for warranty obligations totaled $4.8 million and $5.4 million as of June 30, 2022 and December 31, 2021, respectively, and is included in accrued expenses and other liabilities in the Condensed Consolidated Balance Sheets. During the three months ended June 30, 2021, we had a net reversal of prior provisions related to warranty expirations the impact of which is reflected in the table below. The warranty expense and write-off activity for the three and six months ended June 30, 2022 and 2021 is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2022	2021	2022	2021
Balance at beginning of period	$5,143	$6,472	$5,403	$7,146
Plus: Amounts charged to cost and expenses	814	11	1,111	(220)
Less: Deductions	(1,115)	(486)	(1,672)	(929)
Balance at end of period	$4,842	$5,997	$4,842	$5,997

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

Performance Bonds

Certain contracts, customers and jurisdictions in which we do business require us to provide various guarantees of performance such as bid bonds, performance bonds and customs bonds. As of June 30, 2022 and December 31, 2021, we had commitments related to these bonds totaling $21.8 million and $22.9 million, respectively, which expire at various dates through April 2025. In general we would only be liable for the amount of these guarantees in the event of default under each contract, the probability of which we believe is remote.

In June 2020, the Company entered into a letter of credit with a bank to guarantee performance obligations under a contract with a certain customer. The obligations under this customer contract will be performed over multiple years. We reached the maximum value of our minimum collateral requirement of $15.0 million during the three months ended March 31, 2021 as the Company reached certain milestones through the first quarter of 2021 as outlined in the customer contract. In conjunction with the Company entering into the revolving credit facility with Wells Fargo during the three months ended June 30, 2022, our obligation to maintain the pledged collateral was released. This pledged collateral value fluctuated as the Company changed the mix of the pledged collateral between restricted cash and investments. Any shortfalls in the minimum collateral value was required to be restored by the Company from available cash and cash equivalents, short-term investments and/or long-term investments. For additional information on the Wells Fargo revolving credit facility see Note 12 of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report.

Investment Commitment

We have committed to invest up to an aggregate of $5.0 million in a private equity fund, of which $4.9 million has been invested as of June 30, 2022.

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

The cumulative amount of restructuring expenses incurred as of June 30, 2022 for the restructuring plans was $12.7 million.

A reconciliation of the beginning and ending restructuring liability, which is included in accrued wages and benefits in the Condensed Consolidated Balance Sheets is as follows:

	Three Months Ended	Six Months Ended
(In thousands)	June 30, 2022	June 30, 2022
Balance at beginning of period	$260	$1,514
Plus: Amounts charged to cost and expense	—	2
Less: Amounts paid	(13)	(1,269)
Balance as of June 30, 2022	$247	$247

For the Year Ended
(In thousands)	December 31, 2021
Balance as of December 31, 2020	$4,186
Plus: Amounts charged to cost and expense	411
Less: Amounts paid	(3,083)
Balance as of December 31, 2021	$1,514

Restructuring expenses included in the Condensed Consolidated Statements of Income were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2022	2021	2022	2021
Network Solutions - Cost of revenue	$—	$—	$—	$12
Services & Support - Cost of revenue	—	—	—	3
Cost of revenue	$—	$—	$—	$15
Selling, general and administrative expenses (1)	—	3	2	145
Research and development expenses (1)	—	5	—	149
Total restructuring expenses	$—	$8	$2	$309

(1) The Company does not allocate selling, general and administrative expense and research and development expense to the segment level.

Components of restructuring expense by geographic area were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2022	2021	2022	2021
United States	$—	$3	$2	$212
International	—	5	—	97
Total restructuring expenses	$—	$8	$2	$309

19. SUBSEQUENT EVENTS

On August 3, 2022, we announced that our Board of Directors declared a quarterly cash dividend of $0.09 per common share to be paid to the Company’s stockholders of record as of the close of business on August 18, 2022. The payment date will be September 1, 2022 in the aggregate amount of approximately $7.0 million.

Closing of the Business Combination with ADVA

As previously disclosed, on July 8, 2022, Acorn MergeCo, Inc. (“Merger Sub”), a Delaware corporation and wholly-owned direct subsidiary of ADTRAN Holdings, Inc. (f/k/a Acorn HoldCo, Inc.) (the “Company”), merged with and into ADTRAN, Inc. (“ADTRAN”), with ADTRAN surviving the merger as a wholly-owned direct subsidiary of the Company (the “Merger”). The Merger was consummated pursuant to the Business Combination Agreement (the “Business Combination Agreement”), dated as of August 30, 2021, by and among the Company, ADTRAN, ADVA Optical Networking SE, a company organized and existing under the laws of Germany (“ADVA”), and Merger Sub.

Pursuant to the Business Combination Agreement, the Company made a public offer to exchange each issued and outstanding no-par value bearer share of ADVA for 0.8244 shares of common stock, par value $0.01 per share (the “Company Common Stock”), of the Company (the “Exchange Offer” and, together with the Merger, the “Business Combination”). The acceptance period for the Exchange Offer ended on February 14, 2022, and on July 6, 2022, the Company announced that all special offer conditions to the consummation of the Exchange Offer had been satisfied. The Exchange Offer was settled on July 15, 2022 (the “Exchange Offer Settlement Date”) in which the Company acquired 33,957,538 bearer shares of ADVA, or 65.43% of ADVA’s outstanding bearer shares as of the Exchange Offer Settlement Date, in exchange for the issuance of an aggregate of 27,994,595 shares of Company Common Stock. Based on the Company's closing share price as of July 15, 2022 of $20.20, the value of the Company Common Stock provided in exchange for ADVA common stock was approximately $565.5 million.

The issuance of shares of Company Common Stock in connection with the Business Combination was registered under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to a registration statement on Form S-4 (the “Registration Statement”) (File No. 333-259251), which was declared effective by the U.S. Securities and Exchange Commission on December 2, 2021, and which included a proxy statement of ADTRAN for the special meeting of the stockholders of ADTRAN at which ADTRAN’s stockholders voted to adopt the Business Combination Agreement and that also constituted a prospectus for the Company (the “Proxy Statement”).

The Company Common Stock is listed on the Nasdaq Global Select Market (“Nasdaq”) and trades under the symbol “ADTN”. The Company Common Stock was also approved for listing on the regulated market segment (regulierter Markt) of the Frankfurt Stock Exchange (Frankfurter Wertpapierbörse) with simultaneous admission to the sub-segment thereof with additional post-admission obligations (Prime Standard) on July 13, 2022 and trades there under the symbol “QH9”.

For the three and six months ended June 30, 2022, the Company incurred $0.9 million and $1.8 million of transaction costs and were recognized as selling, general and administrative expense and research and development expense in our Condensed Consolidated Statements of Income, respectively. For the three and six months ended June 30, 2021, the Company incurred $2.4 million and $3.4 million of transaction costs and were recognized as selling, general and administrative expense and research and development expense in our Condensed Consolidated Statements of Income, respectively.

We expect that the business combination will be accounted for using the acquisition method of accounting under ASC 805, with ADTRAN Holdings, Inc. representing the accounting acquirer under this guidance. Due to the timing of the acquisition subsequent to our June 30, 2022 reporting period end, the initial accounting, including the allocation of purchase price and supplemental pro forma information, is incomplete as of the filing date and, therefore, related disclosures are not included herein.

Assumed ADVA Options

Pursuant to the Business Combination which closed on July 15, 2022, ADVA stock option holders were entitled to have their ADVA stock options assumed by ADTRAN Holdings (applying the exchange ratio in the Business Combination Agreement), thereafter representing options to acquire stock of ADTRAN Holdings. The maximum number of shares of ADTRAN Holdings stock potentially issuable upon such assumption was 2.1 million shares. The period in which such options could be assumed ended July 22, 2022. A total of 2.0 million shares of ADTRAN Holdings stock are subject to assumed ADVA options. The fair value of the stock options assumed by ADTRAN Holdings will be estimated using a Black-Scholes model. Our valuation of this component of consideration is not yet complete.

Wells Fargo Credit Agreement

On July 18, 2022, ADTRAN Holdings, Inc. and ADTRAN, Inc., as the borrower, entered into a credit agreement with a syndicate of banks, including Wells Fargo Bank, National Association, as administrative agent (“Administrative Agent”), and the other lenders named therein (the “Credit Agreement”). The Credit Agreement allows for borrowings of up to $100 million in aggregate principal amount, subject to being increased to up to $400 million in aggregate principal amount upon the Company or Borrower’s execution of a domination and profit and loss transfer agreement with ADVA or a parent of ADVA, among other conditions (the “Senior Credit Facilities Increase”).

The Credit Agreement replaced the Cadence Revolving Credit Agreement and the Wells Fargo Revolving Credit Agreement. In connection with the entry into the Credit Agreement, all outstanding borrowings under such credit agreements have been repaid and the agreements terminated.

As of August 5, 2022, ADTRAN, Inc.’s borrowings under the revolving line of credit were $50.0 million. In addition, a $17.5 million letter of credit with ADTRAN, Inc. remains outstanding. Any future credit extensions under the Credit Agreement are subject to customary conditions precedent. The proceeds of any loans are expected to be used for general corporate purposes and to pay a portion of the Exchange Offer consideration.

All U.S. borrowings under the Credit Agreement (other than swingline loans, which will bear interest at the Base Rate (as defined below)) will bear interest, at the Company’s option, at a rate per annum equal to (A)(i) the highest of (a) the federal funds rate (i.e., for any day, the rate per annum equal to the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System, as published by the Federal Reserve Bank of New York on the business day next succeeding such day) plus ½ of 1%, (b) the prime commercial lending rate of the Administrative Agent, as established from time to time at its principal U.S. office (which such rate is an index or base rate and will not necessarily be its lowest or best rate charged to its customers or other banks), and (c) the daily Adjusted Term SOFR (as defined in the Credit Agreement) for a one-month tenor plus 1%, plus (ii) the applicable rate, ranging from 0.5% to 1.25% (the “Base Rate”), or (B) the sum of the Adjusted Term SOFR (as defined in the Credit Agreement) plus the applicable rate, ranging from 1.4% to 2.15%, provided that such sum is subject to a 0.0% floor (such loans utilizing this interest rate, “SOFR Loans”). All E.U. borrowings under the Credit Agreement (other than swingline loans) will bear interest at a rate per annum equal to the sum of the Euro Interbank Offered Rate as administered by the European Money Markets Institute (or a comparable or successor administrator approved by the Administrative Agent) plus the applicable rate, ranging from 1.5% to 2.25%, provided that such sum is subject to a 0.0% floor (such loans utilizing this interest rate, “EURIBOR Loans”). The applicable rate is based on the consolidated net leverage ratio of the Company and its subsidiaries as determined pursuant to the terms of the Credit Agreement. Default interest is 2.00% per annum in excess of the rate otherwise applicable in the case of any overdue principal or any other overdue amount.

In addition to paying interest on outstanding principal under the Credit Agreement, the Company is required to pay a commitment fee to the lenders under the Credit Agreement in respect of unutilized revolving loan commitments and an additional commitment ticking fee at a rate of 0.25% on the commitment amounts of each lender until the earliest of (i) the date of the Senior Credit Facilities Increase, (ii) the Company’s voluntary termination of the credit facility commitment, and (iii) December 31, 2023. The Company is also required to pay a participation fee to the Administrative Agent for the account of each lender with respect to the Company’s participations in letters of credit at the then applicable rate for SOFR Loans.

The Credit Agreement will mature on July 14, 2027, with the Company’s option to request extensions subject to customary conditions. The Credit Agreement permits the Company to prepay any or all of the outstanding loans or to reduce the commitments under the Credit Agreement without incurring premiums or penalties (except breakage costs with respect to SOFR Loans and EURIBOR Loans).

The Credit Agreement contains customary affirmative and negative covenants, including incurrence covenants and certain other limitations on the ability of the Company and the Company’s subsidiaries to incur additional debt, guarantee other obligations, grant liens on assets, make investments, dispose of assets, pay dividends or other payments on capital stock, make restricted payments, engage in mergers or consolidations, engage in transactions with affiliates, modify its organizational documents, and enter into certain restrictive agreements. It also contains customary events of default (subject to customary cure periods and materiality thresholds).

Furthermore, the Credit Agreement requires that the Consolidated Total Net Leverage Ratio (as defined in the Credit Agreement) of the Company and its subsidiaries tested on the last day of each fiscal quarter not to exceed 3.25 to 1.00 through September 30, 2024 and 2.75 to 1.00 from December 31, 2024 and thereafter, subject to certain exceptions. The Credit Agreement also requires that the Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of the Company and its subsidiaries tested on the last day of each fiscal quarter not fall below 3.00 to 1.00.

Finally, pursuant to a Collateral Agreement, dated as of July 18, 2022, among the Company, ADTRAN, Inc. and the Administrative Agent, ADTRAN, Inc.’s obligations under the Credit Agreement are secured by substantially all of the assets of ADTRAN, Inc. and the Company. In addition, the Company has guaranteed ADTRAN, Inc.’s obligations under the Credit Agreement pursuant to a Guaranty Agreement, dated as of July 18, 2022, by ADTRAN, Inc. and the Company in favor of the Administrative Agent.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and the related notes that appear in Part I, Item 1 of this document. In addition, the following discussion should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2021, Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Part I, Item 1, Business, and Item 1A, Risk Factors, included in 2021 Form 10-K for the year ended December 31, 2021, filed with the SEC on February 25, 2022.

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

Unless the context otherwise indicates or requires, references to “ADTRAN,” the “Company,” “we,” “us” and “our” refer to ADTRAN, Inc. and its consolidated affiliates prior to the merger of Acorn MergeCo, Inc. with and into ADTRAN, Inc. on July 8, 2022 (the “Merger”) and to ADTRAN Holdings, Inc. and its consolidated subsidiaries following the Merger.

OVERVIEW

The Company is a leading global provider of networking and communications platforms, systems and services focused on the broadband access market, serving a diverse domestic and international customer base in multiple countries that includes Tier-1, -2 and -3 service providers, alternative service providers, such as utilities, municipalities and fiber overbuilders, cable/MSOs, SMBs and distributed enterprises. Our innovative solutions and services enable voice, data, video and internet-communications across a variety of network infrastructures and are currently in use by millions worldwide. We support our customers through our direct global sales organization and our distribution networks. Our success depends upon our ability to increase unit volume and market share through the introduction of new products and succeeding generations of products having optimal selling prices and increased functionality as compared to both the prior generation of a product and to the products of competitors in order to gain market share. In order to service our customers and grow revenue, we are continually conducting research and development of new products addressing customer needs and testing those products for the specific requirements of the particular customers. We are focused on being a top global supplier of access infrastructure and related value-added solutions from the cloud edge to the subscriber edge. We offer a broad portfolio of flexible software and hardware network solutions and services that enable service providers to meet today’s service demands, while enabling them to transition to the fully-converged, scalable, highly-automated, cloud-controlled voice, data, internet and video network of the future. In addition to our corporate headquarters in Huntsville, Alabama, we have sales and research and development facilities in strategic global locations.

ADTRAN Holdings, Inc. solely owns ADTRAN, Inc. and is the majority shareholder of ADVA Optical Networking SE (ADVA). ADTRAN is a leading global provider of open, disaggregated networking and communications solutions. ADVA is a global telecommunications provider of network solutions for data, storage, voice, and video services. The combined technology portfolio can best address current and future requirements, especially regarding the convergence of solutions at the network edge. Additional information on each of the companies is provided below:

•
ADTRAN, Inc. is a leading global provider of open, disaggregated networking and communications solutions that enable voice, data, video, and internet communications across any network infrastructure. ADTRAN Inc.’s award-winning end-to-end fiber broadband solutions portfolio spans from OLTs to in-home services and intelligent SaaS solutions. These solutions empower communications service providers to manage and scale services to meet the needs of their customers. ADTRAN, Inc. serves customers in over 60 countries.
•
ADVA is a global provider of open networking solutions with over 25 years of experience in optical networking, carrier Ethernet access, and network synchronization. ADVA has led the industry for over two decades with open and secure networking solutions that carefully balance space, power, and cost. Founded in 1994 in Germany, ADVA has continually pushed the boundaries of innovation, working side-by-side with leading enterprises and service providers to develop technology that meets real-world demands. From open optical line systems, open terminals, and pluggable multiplexers to programmable cloud access, encryption, and precise timing, ADVA is committed to developing solutions that help its customers succeed.

BUSINESS COMBINATION WITH ADVA

On July 15, 2022, the Company settled a public offer to exchange each issued and outstanding no-par value bearer share of ADVA, in which each ADVA share tendered and accepted for exchange was exchanged for 0.8244 shares of common stock, par value $0.01 per share (the “Company Common Stock”), of ADTRAN Holdings, Inc. (the “Exchange Offer” and, together with the Merger, the “Business Combination”). At the settlement of the Exchange Offer, the Company acquired 33,957,538 bearer shares of ADVA, or 65.43% of

ADVA’s outstanding bearer shares as of the Exchange Offer Settlement Date, in exchange for the issuance of an aggregate of 27,994,595 shares of Company Common Stock. As a result of the Business Combination, the Company has significantly increased its presence around the world with offices in more than 38 countries with approximately 3,486 employees worldwide. We believe that the combination of talent, industry-leading solution portfolios, and vision for innovation from both ADTRAN, Inc. and ADVA positions the Company as a global leader for service provider, government, and enterprise customers and will provide a firm foundation for our success moving forward.

The Company and ADVA have agreed to enter into negotiations regarding the conclusion of a domination agreement or a domination and profit and loss transfer agreement within the meaning of Sec. 291 para. 1 of the German Stock Corporation Act (Aktiengesetz) (a “DPLTA”), between ADVA, as the dominated entity, and the Company (or a to-be-established subsidiary of the Company), as dominating entity. The effectiveness of the DPLTA is intended to allow both companies to fully integrate and work towards achievement of operational synergy targets.

During the three months ended June 30, 2022, we recognized $0.9 million of transaction costs. We expect to incur an estimated $14.9 million of additional transaction costs related to the Business Combination and we will continue to incur integration costs and costs associated with the negotiation and implementation, if any, of a DPLTA, during the remainder of the year and such costs are expected to be material. Since the Exchange Offer did not settle until July 15, 2022, the operations of ADVA were not included in our consolidated operating results for the three months ended June 30, 2022.

FINANCIAL PERFORMANCE AND TRENDS

We ended the second quarter of 2022 with a year-over-year revenue increase of 20.1% as compared to the three months ended June 30, 2021, driven by increased sales to Tier-1, Tier-2 and Tier-3 service providers. During the second quarter of 2022, we had three 10% revenue customers; two U.S. distributors and one U.S. service provider customer. Our year-over-year domestic revenue increased by 11.7%, driven by increased volume of network termination and Fiber CPE in our Network Solutions segment. Internationally, our revenue increased by 36.5% compared to the prior year period, primarily driven by increased shipments to a Tier-1 network operator and multiple alternative network operators in Europe. We experienced strong demand for our solutions in the first half of 2022 and achieved significant year-over-year bookings growth. Bookings are defined as orders received for a product or service during a fiscal period that will be delivered or performed sometime in the future and is a forward looking metric that we utilize to help us understand future revenue growth for the Company. Bookings are generally subject to modification and or cancellation per the terms of the order. A substantial portion of our shipments in any fiscal period relates to orders received and shipped within that fiscal period for customers under agreements containing nonbinding purchase commitments. Our increase in demand comes from service providers planning to deploy our fiber access platforms, in-home service delivery platforms and SaaS applications. We expect this growth to accelerate. During 2021 and continuing in 2022, we secured several Tier-1 next-generation fiber customers, and previously announced Tier-1 fiber customers significantly increased their bookings for our fiber access platforms. Although we expect our revenue growth and profitability in the near-term to continue to be negatively impacted by supply chain issues, our outlook continues to strengthen given the increased demand for our products and our expectation of an improving supply chain over the longer term.

In March 2020, the World Health Organization declared the novel coronavirus (COVID-19) outbreak a global pandemic. The SARS-CoV-2 coronavirus (or variants of the SARS-CoV-2 coronavirus) continues to spread throughout the U.S. and the world and has resulted in authorities implementing varying measures to contain the virus. Although vaccines have been approved and continue to be distributed, it cannot be predicted how long it will take before market conditions return to normal and there can be no assurance that the economic recovery will occur or offset the uncertainty and instability triggered by the pandemic. New and potentially more contagious variants of the COVID-19 virus may develop in various countries, including in regions in which we have significant operations. The COVID-19 variants could further amplify the impact of the pandemic. While we are unable to accurately predict the full impact that the COVID-19 global pandemic will have on our results of operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures, our compliance with these measures has impacted our day-to-day operations and could disrupt our business and operations, as well as that of our key customers, suppliers and other counterparties, for an indefinite period of time. We have experienced a significant impact to our supply chain given COVID-19 and the related global semiconductor chip shortage, including delays in supply chain deliveries, extended lead times and shortages of some key components, some raw material cost increases and slowdowns at certain production facilities. We have also had to increase our volume of inventory to ensure supply continuity during the pandemic. In addition, we have experienced significant increases in freight-related costs due to global shipping disruptions. Starting in the third quarter of 2021 and continuing into 2022, the Company has incurred supply chain constraint expenses, including price inflation for certain electronic components, semiconductor chips and transportation related costs, which have lowered our gross margins and decreased our profitability. While throughout the pandemic we have seen increased demand in networking requirements and utilization due to social distancing guidelines issued by governments, as well as COVID-19 related reductions in travel and infrastructure expenses, it is possible that we could experience some slowdown in demand, further supply chain issues and an increased impact from the ongoing semiconductor shortage and shortages of certain other key components as the pandemic continues. If the impacts of this shortage are more severe than we expect, it could result in longer lead times, inventory supply challenges and further increased costs, all of which could result in the deterioration of our results, potentially for a longer period than currently anticipated. To support the health and well-being of our employees, customers, partners and communities, many of our employees are working remotely or on a hybrid schedule as of the date of filing this report. Additionally, there is risk that a number of our employees may become infected with COVID-19, including our key personnel. In addition, actions that have been taken and that may be taken by the Company, its customers, suppliers and counterparties in response to the pandemic, including the implementation of alternative work arrangements for certain employees, as well as the impacts to our supply chain, including delays in supply chain deliveries and the related global semiconductor chip shortage, have delayed and may continue to delay the timing of some orders and expected deliveries. Lastly, even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of any economic recession that has occurred or may occur in the future as a result of the COVID-19 pandemic.

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

Our operating results have fluctuated, and may continue to fluctuate, on a quarterly basis due to several factors, including customer order activity, supply chain constraints, component availability, backlog and the Company's efforts to integrate with ADVA. A substantial portion of our shipments in any fiscal period relates to orders received and shipped within that fiscal period for customers under agreements containing non-binding purchase commitments. Further, a significant percentage of orders require delivery within a few days requiring us to maintain higher inventory levels. These factors normally result in a varying order backlog and limited order flow visibility; however, with the current global supply chain and transportation constraints, and limited availability of semiconductor chips and other components of our products, we have experienced and may continue to experience extended lead times, increased logistics intervals and costs, and lower volume of products deliveries, which has had and may continue to have a material adverse effect on our operating results and could have a material adverse effect on customer relations and our financial condition. Normal operating expenses are relatively fixed in the short term; therefore, a shortfall in quarterly revenues could significantly impact our financial results in a given quarter.

We are exposed to changes in foreign currencies relative to the U.S. dollar, which are references to the differences between the foreign-exchanges rates we use to convert the financial results of our international operations from local currencies into U.S. dollars for financial reporting purposes. This impact of foreign-exchange rate changes is calculated based on the difference between the current period’s currency exchange rates and that of the comparable prior period. Our primary exposures to foreign currency exchange rate movements are with our European subsidiaries, whose functional currency is the Euro, our Australian subsidiary, whose functional currency is the Australian dollar, and our U.K. subsidiary, who transacts in the British pound sterling with a U.S. dollar functional currency. As a result of our global operations, our revenue, gross margins, operating expense and operating income in some international markets have been and may continue to be affected by foreign currency fluctuations.

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

RESULTS OF OPERATIONS – THREE AND SIX MONTHS ENDED JUNE 30, 2022 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

The following table presents selected financial information derived from our Condensed Consolidated Statements of Income expressed as a percentage of revenue for the periods indicated. Amounts may not foot due to rounding.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue
Network Solutions	90.7%	87.6%	90.1%	88.4%
Services & Support	9.3	12.4	9.9	11.6
Total Revenue	100.0	100.0	100.0	100.0
Cost of Revenue
Network Solutions	58.1	48.9	58.4	49.9
Services & Support	5.6	7.4	5.9	7.2
Total Cost of Revenue	63.7	56.2	64.2	57.1
Gross Profit	36.3	43.8	35.8	42.9
Selling, general and administrative expenses	16.2	21.5	17.1	21.5
Research and development expenses	15.4	19.5	16.2	20.5
Operating Income	4.7	2.7	2.5	1.0
Interest and dividend income	0.1	0.2	0.1	0.2
Interest expense	(0.1)	—	—	—
Net investment (loss) gain	(2.7)	1.4	(2.5)	1.1
Other income, net	0.4	—	0.1	0.7
Income Before Income Taxes	2.5	4.3	0.2	3.0
Income tax (expense) benefit	(1.2)	(0.8)	0.1	(0.8)
Net Income	1.2%	3.6%	0.3%	2.2%

REVENUE

Our revenue increased 20.1% from $143.2 million for the three months ended June 30, 2021 to $172.0 million for the three months ended June 30, 2022 and increased 20.6% from $270.8 million for the six months ended June 30, 2021 to $326.6 million for the six months ended June 30, 2022. The increase in revenue for the three months ended June 30, 2022 was primarily attributable to a $30.3 million increase in Subscriber Solutions & Experience products partially offset by a $1.2 million decrease in Access & Aggregation revenue and a $0.3 million decrease in our Traditional & Other Products, respectively. The increase in revenue for the six months ended June 30, 2022 was attributable to a $30.4 million increase in Subscriber Solutions & Experience products, a $25.2 million increase in Access & Aggregation revenue and a $0.2 million increase in the revenue of our Traditional & Other Products, respectively. Although our revenue increased, supply of semiconductor chips and other components of our products has become constrained resulting in extended lead times and increased costs. Transportation constraints, including shortages for both air and surface freight, as well as labor shortages in the transportation industry, have also affected the timing and the cost of obtaining raw materials and production supplies. Although our revenue growth and profitability in the near-term may be impacted by these global supply chain issues, our longer term outlook continues to strengthen given our progress with new customer opportunities and the increased customer demand.

Network Solutions segment revenue increased 24.3% from $125.4 million for the three months ended June 30, 2021 to $156.0 million for the three months ended June 30, 2022 and increased 23.0% from $239.3 million for the six months ended June 30, 2021 to $294.4 million for the six months ended June 30, 2022. The increase in revenue for the three months ended June 30, 2022 was due primarily to revenue of Subscriber Solutions & Experience and Access & Aggregation products. The increase in revenue for the six months ended June 30, 2022 was due to all revenue categories. While we expect that revenue from Traditional & Other Products will continue to decline over time, this revenue may fluctuate and continue for years because of the time required for our customers to transition to newer technologies.

Services & Support segment revenue decreased 9.8% from $17.8 million for the three months ended June 30, 2021 to $16.0 million for the three months ended June 30, 2022 and increased 2.2% from $31.5 million for the six months ended June 30, 2021 to $32.2 million for the six months ended June 30, 2022. The decrease in revenue for the three months ended June 30, 2022 was primarily attributable to decreased revenue of Access & Aggregation products. The increase in revenue for the six months ended June 30, 2022 was primarily attributable to increased revenue of Subscriber Solutions & Experience products.

International revenue, which is defined as revenue generated from the Network Solutions and Services & Support segments provided to a customer outside of the U.S., increased by 36.5% from $48.6 million for the three months ended June 30, 2021 to $66.3 million for the three months ended June 30, 2022 and increased by 35.9% from $89.6 million for the six months ended June 30, 2021 to $121.8 million for the six months ended June 30, 2022. International revenue, as a percentage of total revenue, increased from 33.9% for the three months ended June 30, 2021 to 38.5% for the three months ended June 30, 2022 and increased from 33.1% for the six months ended June 30, 2021 to 37.3% for the six months ended June 30, 2022. The increase in percentage of international revenue for the three and six months ended June 30, 2022, was primarily driven by increased shipments to a Tier-1 network operator and multiple alternative network operators in Europe. For the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021, changes in foreign currencies relative to the U.S dollar decreased our net sales by approximately $6.5 million and $8.8 million, respectively.

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

COST OF REVENUE

As a percentage of revenue, cost of revenue increased from 56.2% for the three months ended June 30, 2021 to 63.7% for the three months ended June 30, 2022 and increased from 57.1% for the six months ended June 30, 2021 to 64.2% for the six months ended June 30, 2022. For the three and six months ended June 30, 2022, the increase was primarily attributable to supply chain constraint related expenses and to a lesser extent changes in customer and product mix and a regional revenue shift. For the three and six months ended June 30, 2022, as compared to the three and six months ended June 30, 2021, changes in foreign currencies relative to the U.S. dollar decreased our cost of revenue by approximately $2.5 million and $3.4 million, respectively.

Network Solutions cost of revenue, as a percentage of that segment’s revenue, increased from 55.8% for the three months ended June 30, 2021 to 64.1% for the three months ended June 30, 2022 and increased from 56.4% for the six months ended June 30, 2021 to 64.7% for the six months ended June 30, 2022. The increase in cost of revenue as a percentage of revenue for the three and six months ended June 30, 2022 was primarily attributable to supply chain constraint related expenses and to a lesser extent changes in customer and product mix and a regional revenue shift.

Services & Support cost of revenue, as a percentage of that segment’s revenue, increased from 59.3% for the three months ended June 30, 2021 to 59.9% for the three months ended June 30, 2022 and decreased from 61.8% for the six months ended June 30, 2021 to 59.5% for the six months ended June 30, 2022. The fluctuation in cost of revenue as a percentage of revenue for the three and six months ended June 30, 2022 was primarily attributable to customer mix, changes in services and support mix.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

As a percentage of revenue, selling, general and administrative expenses decreased from 21.5% for the three months ended June 30, 2021 to 16.2% for the three months ended June 30, 2022 and decreased from 21.5% for the six months ended June 30, 2021 to 17.1% for the six months ended June 30, 2022. Selling, general and administrative expenses as a percentage of revenue will generally fluctuate whenever there is a significant fluctuation in revenue for the periods being compared.

Selling, general and administrative expenses decreased 9.7% from $30.9 million for the three months ended June 30, 2021 to $27.9 million for the three months ended June 30, 2022 and decreased 4.3% from $58.3 million for the six months ended June 30, 2021 to $55.8 million for the six months ended June 30, 2022. The decrease in selling, general and administrative expenses for the three months ended June 30, 2022 was primarily attributable to lower market driven expenses in our deferred compensation portfolio partially offset by increased salary and commission expenses and travel expense. The decrease in selling, general and administrative expenses for the six months ended June 30, 2022 was primarily attributable to lower in market driven expenses in our deferred compensation portfolio partially offset by increased salary and commission expenses, travel expense, acquisition expense and insurance expense. For the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021, changes in foreign currencies relative to the U.S dollar decreased our selling, general and administrative expenses by approximately $0.6 million and $1.0 million, respectively.

RESEARCH AND DEVELOPMENT EXPENSES

As a percentage of revenue, research and development expenses decreased from 19.5% for the three months ended June 30, 2021 to 15.4% for the three months ended June 30, 2022 and decreased from 20.5% for the six months ended June 30, 2021 to 16.2% for the six months ended June 30, 2022. Research and development expenses as a percentage of revenue will fluctuate whenever there are incremental product development activities or significant fluctuations in revenue for the periods being compared.

Research and development expenses decreased 4.9% from $27.9 million for the three months ended June 30, 2021 to $26.5 million for the three months ended June 30, 2022 and decreased 4.3% from $55.4 million for the six months ended June 30, 2021 to $53.0 million for the six months ended June 30, 2022. The decrease in research and development expenses for the three and six months ended June 30, 2022 was primarily attributable to contract services, lower labor, and depreciation expense. For the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021, changes in foreign currencies relative to the U.S. dollar decreased our research and development expenses by approximately $0.7 million and $1.1 million, respectively.

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

INTEREST AND DIVIDEND INCOME

Interest and dividend income decreased 14.2% from $0.3 million for the three months ended June 30, 2021 to $0.2 million for the three months ended June 30, 2022 and decreased 22.5% from $0.5 million for the six months ended June 30, 2021 to $0.4 million for the six months ended June 30, 2022. Although the rate of return investments was up during the three and six month ended June 30, 2022, interest and dividend income was down due to a decrease in the investment balance. Our total long-term investments decreased from $82.8 million as of June 30, 2021 to $52.3 million as of June 30, 2022.

INTEREST EXPENSE

Interest expense was less than $0.1 million for the three months ended June 30, 2022 and $0.1 million for the six months ended June 30, 2022. Interest expense and was less than $0.1 million for each of the three and six months ended June 30, 2021. Interest expense during the three and six months ended June 30, 2022 was primarily related to our Revolving Credit Agreement. See Note 12 of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report.

NET INVESTMENT (LOSS) GAIN

We recognized a net investment gain of $2.0 million and a net investment loss of $4.6 million for the three months ended June 30, 2021 and 2022, respectively and recognized a net investment gain of $3.0 million and a net investment loss of $8.1 million for the six months ended June 30, 2021 and 2022, respectively. The fluctuations in our net investments were primarily attributable to changes in the fair value of our securities recognized during the period. We expect that any future market volatility could result in continued fluctuations in our investment portfolio. See Note 6 of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report, and “Investing Activities” in “Liquidity and Capital Resources” below for additional information.

OTHER INCOME, NET

Other income, net, which primarily consisted of gains and losses on foreign currency transactions and income from excess material sales, increased from income of $26 thousand for the three months ended June 30, 2021 to income of $0.7 million for the three months ended June 30, 2022 and decreased from income of $2.0 million for the six months ended June 30, 2021 to income of $0.5 million for the six months ended June 30, 2022.

INCOME TAX EXPENSE (BENEFIT)

Our effective tax rate changed from an expense of 18.1% of pre-tax income for the three months ended June 30, 2021, to an expense of 50.1% of pre-tax income for the three months ended June 30, 2022 and changed from an expense of 26.7% of pre-tax income for the six months ended June 30, 2021, to a benefit of 34.3% of pre-tax income for the six months ended June 30, 2022. The change in the effective tax rate for the three and six months ended June 30, 2022, was driven primarily by a change in our annual estimated tax rate as a result of the requirement to begin capitalizing research and development expenses for U.S. tax purposes beginning in 2022 as previously passed as part of the Tax Cuts and Jobs Act in December 2017 and the associated impact of those changes on our previously established valuation allowance. See Note 4 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for additional information

NET INCOME

As a result of the above factors, net income decreased from net income of $5.1 million for the three months ended June 30, 2021 to a net income of $2.1 million for the three months ended June 30, 2022 and decreased from net income of $6.0 million for the six months ended June 30, 2021 to a net income of $1.0 million for the six months ended June 30, 2022.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

We have historically financed, our ongoing business with existing cash, investments and cash flow from operations. In the current supply environment we also expect to utilize our credit arrangements to manage our working capital needs. We have used, and expect to continue to use, existing cash, investments, credit arrangements and cash generated from operations for working capital, business acquisitions, purchases of treasury stock, shareholder dividends and other general corporate purposes, including product development activities to enhance our existing products and develop new products, expand our sales and marketing activities and fund capital expenditures. As of June 30, 2022, ADTRAN has incurred $8.7 million of transaction costs related to the Business Combination and expects to incur an estimated $14.9 million of additional transaction costs related to the Business Combination. We believe that our cash and cash equivalents, investments, cash generated from operations and access to funds under the new Wells Fargo credit facility (described below) will be adequate to meet our operating and capital needs for at least the next 12 months.

As of June 30, 2022, cash on hand was $43.3 million and short-term investments were $1.8 million, which resulted in available short-term liquidity of $45.1 million, of which $27.0 million was held by our foreign subsidiaries. As of December 31, 2021, cash on hand was $56.6 million and short-term investments were $0.4 million, which resulted in available short-term liquidity of $57.0 million, of which $47.7 million was held by our foreign subsidiaries. Generally, we intend to permanently reinvest funds held outside the U.S., except to the extent that any of these funds can be repatriated without withholding tax.

Operating Activities

Net cash used in operating activities of $5.9 million during the six months ended June 30, 2022 decreased by $24.1 million compared to net cash provided of $18.2 million during the six months ended June 30, 2021. This decrease was primarily due to net cash outflows from working capital, specifically, an inventory build related to component availability and an increase in accounts receivables partially offset by an increase in the average number of days payable to our trade suppliers. Additional details related to our working capital and its drivers are discussed below.

Net accounts receivable increased 8.4% from $158.7 million as of December 31, 2021 to $172.1 million as of June 30, 2022. There was no allowance for credit losses as of June 30, 2022 and December 31, 2021. The increase in net accounts receivable was due primarily to an increase in sales volume. Quarterly accounts receivable DSO decreased from 95 days as of December 31, 2021 to 91 days as of June 30, 2022. The decrease in DSO was due to customer and geographical mix and timing of sales within the quarter.

Other receivables decreased 25.1% from $11.2 million as of December 31, 2021 to $8.4 million as of June 30, 2022. The decrease in other receivables was primarily attributable to the decrease in our receivables for sales of raw materials and duty drawbacks partially offset by an increase in contract assets.

Quarterly inventory turnover was 3.0 turns as of December 31, 2021 and 2.4 turns as of June 30, 2022, respectively. Inventory increased 40.8% from $139.9 million as of December 31, 2021 to $196.9 million as of June 30, 2022. The increase in inventory was due to strategic inventory buffer purchases given extended component lead times and availability constraints as well as new product ramp ups to ensure supply continuity during the COVID-19 pandemic. We expect inventory levels to fluctuate as we attempt to maintain sufficient inventory in response to COVID-19 uncertainties related to supply chain and supply, seasonal cycles of our business and ensuring competitive lead times while managing the risk of inventory.

Accounts payable increased 40.9% from $102.5 million as of December 31, 2021 to $144.4 million as of June 30, 2022. Accounts payable will fluctuate due to variations in the timing of the receipt of inventory, supplies and services and our subsequent payments for these purchases. The significant increase in the first half of 2022 was due to additional purchases of raw material inventory.

Investing Activities

Capital expenditures totaled approximately $3.3 million and $2.2 million for the six months ended June 30, 2022 and 2021, respectively. These expenditures were primarily used to purchase manufacturing and test equipment, software, computer hardware and building improvements.

Our combined short-term and long-term investments decreased $16.9 million from $71.0 million as of December 31, 2021 to $54.1 million as of June 30, 2022. This decrease reflects the impact of net unrealized and realized gains and losses on our investments as well as the sale of a portion of our equity investments.

We typically invest all available cash not required for immediate use in operations, primarily in securities that we believe bear minimal risk of loss. See Note 6 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for additional information.

As of June 30, 2022, our corporate bonds, municipal bonds, asset-backed bonds, mortgage/agency bonds, U.S. government bonds, other government bonds and variable-rate demand notes were classified as available-for-sale and had a combined duration of 1.75 years with an average Standard & Poor’s credit rating of AA-. Because our investment portfolio has a high-quality rating and contractual maturities of short duration, we are able to obtain prices for these bonds derived from observable market inputs, or for similar securities traded in an active market, on a daily basis.

Our long-term investments decreased 25.9% from $70.6 million as of December 31, 2021 to $52.3 million as of June 30, 2022. Our investments include various marketable equity securities classified as long-term investments with a fair market value of $0.9 million and $12.6 million as of June 30, 2022 and December 31, 2021, respectively. Long-term investments as of June 30, 2022 and December 31, 2021 also included $22.6 million and $26.9 million, respectively, related to our deferred compensation plans.

Financing Activities

Dividends

During the six month periods ended June 30, 2022 and 2021, we paid dividends totaling $8.9 million and $8.7 million, respectively. The continued payment of dividends is at the discretion of the Company’s Board of Directors and is subject to general business conditions and ongoing financial results of the Company.

Stock Option Exercises

To accommodate employee stock option exercises, the Company issued four thousand and 0.1 million shares of treasury stock which resulted in proceeds of $0.1 million and $2.3 million during the three months ended June 30, 2022 and 2021, respectively and issued 37 thousand and 0.2 million shares of treasury stock which resulted in proceeds of $0.6 million and $3.6 million during the six months ended June 30, 2022 and 2021, respectively.

Off-Balance Sheet Arrangements

We do not have off-balance sheet financing arrangements and have not engaged in any related party transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources.

Cash Requirements

New Wells Fargo Credit Agreement

On July 18, 2022, ADTRAN Holdings, Inc. and ADTRAN, Inc., as the borrower, entered into a credit agreement with a syndicate of banks, including Wells Fargo Bank, National Association, as administrative agent (“Administrative Agent”), and the other lenders named therein (the “Credit Agreement”). The Credit Agreement allows for borrowings of up to $100 million in aggregate principal amount, subject to being increased to up to $400 million in aggregate principal amount upon the Company or Borrower’s execution of a domination and profit and loss transfer agreement with ADVA or a parent of ADVA, among other conditions (the “Senior Credit Facilities Increase”).

The Credit Agreement replaced ADTRAN, Inc.’s prior credit agreements with the Administrative Agent and Cadence Bank, N.A. entered into on April 1, 2022 and November 4, 2020, respectively. In connection with the entry into the Credit Agreement, all outstanding borrowings under such prior credit agreements have been repaid and the agreements terminated. As of August 5, 2022, ADTRAN, Inc.’s borrowings under the revolving line of credit were $50.0 million. In addition, a $17.5 million letter of credit with ADTRAN, Inc. remains outstanding. Any future credit extensions under the Credit Agreement are subject to customary conditions precedent. The proceeds of any loans are expected to be used for general corporate purposes and to pay a portion of the Exchange Offer consideration.

All U.S. borrowings under the Credit Agreement (other than swingline loans, which will bear interest at the Base Rate (as defined below)) will bear interest, at the Company’s option, at a rate per annum equal to (A)(i) the highest of (a) the federal funds rate (i.e., for any day, the rate per annum equal to the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System, as published by the Federal Reserve Bank of New York on the business day next succeeding such day) plus ½ of 1%, (b) the prime commercial lending rate of the Administrative Agent, as established from time to time at its principal U.S. office (which such rate is an index or base rate and will not necessarily be its lowest or best rate charged to its customers or other banks), and (c) the daily Adjusted Term SOFR (as defined in the Credit Agreement) for a one-month tenor plus 1%, plus (ii) the applicable rate, ranging from 0.5% to 1.25% (the “Base Rate”), or (B) the sum of the Adjusted Term SOFR (as defined in the Credit Agreement) plus the applicable rate, ranging from 1.4% to 2.15%, provided that such sum is subject to a 0.0% floor (such loans utilizing this interest rate, “SOFR Loans”). All E.U. borrowings under the Credit Agreement (other than swingline loans) will bear interest at a rate per annum equal to the sum of the Euro Interbank Offered Rate as administered by the European Money Markets Institute (or a comparable or successor administrator approved by the Administrative Agent) plus the applicable rate, ranging from 1.5% to 2.25%, provided that such sum is subject to a 0.0% floor (such loans utilizing this interest rate, “EURIBOR Loans”). The applicable rate is based on the consolidated net leverage ratio of the Company and its subsidiaries as determined pursuant to the terms of the Credit Agreement. Default interest is 2.00% per annum in excess of the rate otherwise applicable in the case of any overdue principal or any other overdue amount.

In addition to paying interest on outstanding principal under the Credit Agreement, the Company is required to pay a commitment fee to the lenders under the Credit Agreement in respect of unutilized revolving loan commitments and an additional commitment ticking fee at a rate of 0.25% on the commitment amounts of each lender until the earliest of (i) the date of the Senior Credit Facilities Increase, (ii) the Company’s voluntary termination of the credit facility commitment, and (iii) December 31, 2023. The Company is also required to pay a participation fee to the Administrative Agent for the account of each lender with respect to the Company’s participations in letters of credit at the then applicable rate for SOFR Loans.

The Credit Agreement will mature on July 18, 2027, with the Company’s option to request extensions subject to customary conditions. The Credit Agreement permits the Company to prepay any or all of the outstanding loans or to reduce the commitments under the Credit Agreement without incurring premiums or penalties (except breakage costs with respect to SOFR Loans and EURIBOR Loans).

The Credit Agreement contains customary affirmative and negative covenants, including incurrence covenants and certain other limitations on the ability of the Company and the Company’s subsidiaries to incur additional debt, guarantee other obligations, grant liens on assets, make investments, dispose of assets, pay dividends or other payments on capital stock, make restricted payments, engage in mergers or consolidations, engage in transactions with affiliates, modify its organizational documents, and enter into certain restrictive agreements. It also contains customary events of default (subject to customary cure periods and materiality thresholds).

Furthermore, the Credit Agreement requires that the Consolidated Total Net Leverage Ratio (as defined in the Credit Agreement) of the Company and its subsidiaries tested on the last day of each fiscal quarter not exceed 3.25 to 1.0 through September 30, 2024 and 2.75 to 1.00 from December 31, 2024 and thereafter, subject to certain exceptions. The Credit Agreement also requires that the Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of the Company and its subsidiaries tested on the last day of each fiscal quarter not fall below 3.00 to 1.00.

Finally, pursuant to a Collateral Agreement, dated as of July 18, 2022, among the Company, ADTRAN, Inc. and the Administrative Agent, ADTRAN, Inc.’s obligations under the Credit Agreement are secured by substantially all of the assets of ADTRAN, Inc. and the Company. In addition, the Company has guaranteed ADTRAN, Inc.’s obligations under the Credit Agreement pursuant to a Guaranty Agreement, dated as of July 18, 2022, by ADTRAN, Inc. and the Company in favor of the Administrative

Certain contracts, customers and jurisdictions in which we do business require us to provide various guarantees of performance such as bid bonds, performance bonds and customs bonds. As of June 30, 2022 and December 31, 2021, we had commitments related to these bonds totaling $21.8 million and $22.9 million, respectively, which expire at various dates through April 2025. Although the triggering events vary from contract to contract, in general we would only be liable for the amount of these guarantees in the event of default under each contract, the probability of which we believe is remote.

Under the Business Combination Agreement, the Company will bear the transaction costs of the Business Combination attributable to ADTRAN Holding, Inc. (formerly known as Acorn HoldCo, Inc.) and the Company. As of June 30, 2022, ADTRAN has incurred $8.7 million of transaction costs related to the Business Combination and expects to incur an estimated $14.9 million of additional transaction costs related to the Business Combination.

In June 2020, we entered into a letter of credit with a bank to guarantee performance obligations under a contract with a customer. In conjunction with the Company entering into the revolving credit facility with Wells Fargo during the three months ended June 30, 2022, our obligation to maintain $15.0 million in pledged collateral was released. For additional information on the Wells Fargo revolving credit facility see Note 12 of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report.

We have committed to invest up to an aggregate of $5.0 million in a private equity fund, of which $4.9 million has been invested as of June 30, 2022.

During the six months ended June 30, 2022, there have been no other material changes in cash requirements from those discussed in the 2021 Form 10-K. However, the Company anticipates that our commitments and contingencies will increase significantly due to the day-to-day business obligations of ADVA as a result of the Business Combination that closed on July 15, 2022.

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

We maintain depository investments with certain financial institutions. Although these depository investments may exceed government insured depository limits, we have evaluated the creditworthiness of these financial institutions and determined the risk of material financial loss due to exposure of such credit risk to be minimal. As of June 30, 2022, $40.7 million of our cash and cash equivalents, primarily certain domestic money market funds and foreign depository accounts, were in excess of government provided insured depository limits.

As of June 30, 2022, approximately $30.6 million of our cash and investments may be directly affected by changes in interest rates. As of June 30, 2022, we held $1.9 million of cash and variable-rate investments where a change in interest rates would impact our interest income. A hypothetical 50 basis point decline in interest rates as of June 30, 2022, assuming all other variables remain constant, would reduce annualized interest income on our cash and investments by less than $0.1 million. In addition, we held $28.7 million of fixed-rate bonds whose fair values may be directly affected by a change in interest rates. A hypothetical 50 basis point increase in interest rates as of June 30, 2022, assuming all other variables remain constant, would reduce the fair value of our fixed-rate bonds by approximately $0.3 million.

We are exposed to changes in foreign currency exchange rates to the extent that such changes affect our revenue and gross margin on revenue derived from some international customers, expenses, and assets and liabilities held in non-functional currencies related to our foreign subsidiaries. Our primary exposures to foreign currency exchange rate movements are with our European subsidiaries, whose functional currency is the Euro, our Australian subsidiary, whose functional currency is the Australian dollar, and our U.K. subsidiary, who transacts in the British pound sterling with a U.S. dollar functional currency. Our revenue is primarily denominated in the respective functional currency of the subsidiary and paid in that subsidiary’s functional currency or certain other local currency, our global supply chain predominately invoices us in the respective functional currency of the subsidiary and is paid in U.S. dollars and some of our operating expenses are invoiced and paid in certain local currencies (approximately 10.1% of total operating expense for the three and six months ended June 30, 2022). Therefore, our revenues, gross margins, operating expense and operating income are all subject to foreign currency fluctuations. As a result, changes in currency exchange rates could cause variations in our operating income.

We have certain customers and suppliers who are invoiced or pay in a non-functional currency. Changes in the monetary exchange rates used to invoice such customers versus the functional currency of the entity billing such customers may adversely affect our results of operations and financial condition. To manage the volatility relating to these typical business exposures, we may enter into various derivative transactions, when appropriate. We do not hold or issue derivative instruments for trading or other speculative purposes. For balances as of June 30, 2022, all non-functional currencies billed would result in a combined hypothetical gain or loss of $6.5 million if the U.S. dollar weakened or strengthened 10% against the billing currencies. All non-functional currencies invoiced by suppliers would result in a combined hypothetical gain or loss of $2.4 million if the U.S. dollar weakened or strengthened 10% against the billing currencies. This change represents an increase in the amount of hypothetical gain or loss compared to prior periods and is mainly due to an increase in U.S. dollar denominated billings in a non-U.S. dollar denominated subsidiary. Although we do not currently hold any derivative instruments, any gain or loss would be partially mitigated by any derivative instruments held.

As of June 30, 2022, we had certain material contracts subject to currency revaluation, including accounts receivable, accounts payable and lease liabilities, denominated in foreign currencies. As of June 30, 2022, we did not have any forward contracts outstanding.

For further information about the fair value of our investments as of June 30, 2022, see Note 6 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Shareholder Derivative Lawsuit

On March 31, 2020, a shareholder derivative suit, captioned Johnson (Derivatively on behalf of ADTRAN) v. Stanton, et al., Case No. 5:20-cv-00447, was filed in the U.S. District Court for the Northern District of Alabama against two of the Company’s current executive officers, one of its former executive officers, and certain current and former members of its Board of Directors, alleging, among other things, that the defendants made or caused the Company to make materially false and misleading statements regarding, and/or failed to disclose material adverse facts about, the Company’s business, operations and prospects, specifically relating to the Company’s internal control over financial reporting, excess and obsolete inventory reserves, financial results and demand from certain customers. The plaintiff in the shareholder derivative suit sent a demand letter dated June 29, 2021 to ADTRAN’s Board of Directors. The letter contains similar allegations to those made in the plaintiff’s filed complaint and in the now dismissed securities class action, and it demands, among other things, that the Board of Directors commence an investigation into the alleged wrongdoing. On December 10, 2021, after investigating the allegations in the plaintiff’s demand with the assistance of independent counsel, the independent members of the Board of Directors concluded that pursuing the claims asserted in the demand would not be in the Company's best interests and exercised their business judgment to refuse the demand. The plaintiff subsequently dismissed the case. On February 25, 2022, the Court entered an order on the parties’ joint stipulation dismissing the case without prejudice

ITEM 1A. RISK FACTORS

A list of factors that could materially affect our business, financial condition or operating results is described in Part I, Item 1A, “Risk Factors” in the 2021 Form 10-K. There have been no material changes to our risk factors from those disclosed in Part I, Item 1A, “Risk Factors” in the 2021 Form 10-K, other than as described in the risk factors below.

We may fail to realize the anticipated strategic and financial benefits sought from the Business Combination.

We may not realize all of the anticipated benefits of the Business Combination. The success of the Business Combination will depend on, among other things, our ability to combine our business with ADVA’s business in a manner that facilitates growth as a provider of fiber networking solutions and realizes anticipated cost savings. We believe that the Business Combination will provide an opportunity for revenue growth in optical transport solutions, fiber access solutions and subscriber solutions.

However, we must successfully combine the business in a manner that permits these anticipated benefits to be realized. In addition, we must achieve the anticipated growth and cost savings without adversely affecting current revenues and investments in future growth. Further, providing integrated fiber networking solutions can be highly complex and can involve the design, development, implementation and operation of new solutions and the transitioning of clients from traditional platforms to new platforms. If we are not able to effectively provide different solutions and successfully achieve the growth and cost savings objectives, the anticipated benefits of the Business Combination may not be realized fully, or at all, or may take longer to realize than expected.

We may experience operational challenges, negative synergies and loss of customers.

Integrating the operations and personnel of the ADTRAN and ADVA businesses involves complex operational, technological and personnel-related challenges. This process will be time-consuming and expensive, and it may disrupt our business. Difficulties in the integration of the business, which may result in significant costs and delays, include:

•
managing a significantly larger company;
•
integrating and unifying the offerings and services available to customers and coordinating distribution and marketing efforts;
•
coordinating corporate and administrative infrastructures and harmonizing insurance coverage;
•
unanticipated issues in coordinating accounting, information technology, communications, administration and other systems;
•
difficulty addressing possible differences in corporate cultures and management philosophies;
•
challenges associated with changing ADVA's financial reporting from IFRS to accounting principles generally accepted in the U.S. (U.S GAAP) and compliance with the Sarbanes-Oxley Act of 2002, as amended, and the rules promulgated thereunder by the SEC;
•
legal and regulatory compliance;

•
creating and implementing uniform standards, controls, procedures and policies;
•
litigation relating to the transactions contemplated by a reorganization, including shareholder litigation;
•
diversion of management’s attention from other operations;
•
maintaining existing agreements and relationships with customers, distributors, providers and vendors and avoiding delays in entering into new agreements with prospective customers, distributors, providers and vendors;
•
realizing the benefits from our restructuring programs;
•
unforeseen and unexpected liabilities related to the Business Combination, including the risk that certain executive officers may be subject to additional fiduciary duties and liability;
•
identifying and eliminating redundant and underperforming functions and assets;
•
effecting actions that may be required in connection with obtaining regulatory approvals; and
•
a deterioration of credit ratings.

The Company may lose customers or its share of customers’ business as entities that were customers of both ADTRAN and AVDA seek to diversify their suppliers of services and products.

While we intend to enter into a DPLTA with ADVA, we may not be successful in doing so or the effectiveness of a DPLTA may be delayed as a result of litigation or otherwise, which may have an adverse effect on the ability to realize synergies and cost reductions and the market value of our shares.

We have agreed to enter into negotiations regarding the conclusion of a domination agreement or a domination and profit and loss transfer agreement within the meaning of Sec. 291 para. 1 of the German Stock Corporation Act (Aktiengesetz) (a “DPLTA”), between ADVA, as the dominated entity, and ADTRAN (or a to-be-established subsidiary of ADTRAN), as dominating entity. If we pursue a DPLTA but the approval of such agreement is contested or its effectiveness is delayed as a result of litigation or otherwise or does not occur, we may be unable to initiate any transactions or measures that are disadvantageous to ADVA unless we provide adequate compensation to ADVA. If the disadvantage caused by any transaction or other measure cannot be assessed or compensated, we will be prohibited from initiating such transaction or measure. Accordingly, the lack of a DPLTA may preclude us from implementing certain transactions related to the integration of ADVA with our business, including realizing synergies. The failure to realize synergies may lead to a decline of the value of our shares.

Furthermore, if entry into a DPLTA with ADVA is delayed or does not occur, we will be prevented from increasing the aggregate principal amount available under our credit agreement with Wells Fargo Bank. This lack of access to additional capital could have a material adverse effect on our financial condition.

We may enter into a DPLTA with ADVA, which may have a material adverse effect on our financial results and condition.

In the event that we are able to enter into a DPLTA with ADVA, the DPLTA would allow us to issue binding instructions to the management board of ADVA, which could be disadvantageous to ADVA and result in a decline in the business and earnings power of ADVA. This could have a material adverse effect on the assets, financial position and income of ADVA, which in turn could have a material adverse effect on our financial condition.

Furthermore, pursuant to Sections 302 et seq. of the German Stock Corporation Act, under a DPLTA, we would be obligated to compensate any annual net loss of ADVA. Further, each ADVA shareholder who did not tender in the Exchange Offer would be offered to elect either (1) to remain an ADVA shareholder and receive, in the case of a domination agreement, an adequate fixed or variable annual guaranteed dividend (Garantiedividende) or, in the case of a domination and profit and loss transfer agreement, receive annual recurring compensation (Ausgleich) pursuant to Section 304 of the German Stock Corporation Act, or (2) to receive adequate exit compensation in exchange for its ADVA shares pursuant to Section 305(2) of the German Stock Corporation Act. Shareholders electing the first option may later elect the second option for as long as the offer for the exit compensation is open. Our obligation to pay an adequate fixed or variable annual guaranteed dividend or annual recurring compensation would lead to a continuing payment obligation. The amount of this continuing payment obligations pursuant to a DPLTA could exceed the amount of dividends that otherwise might be distributed by ADVA to minority shareholders and would even have to be paid if ADVA incurs losses, which could have a material adverse impact on our financial results and financial condition.

We are exposed to additional litigation risk and uncertainty with respect to the remaining minority shareholders of ADVA.

As a result of the Business Combination, we continue to be exposed to litigation risk and uncertainty associated with the remaining minority shareholders of ADVA. Our willingness and/or ability to acquire all issued and outstanding shares of ADVA, and the timing of any such potential acquisition, is uncertain. In addition, the terms of a DPLTA, if we enter into one with ADVA, including the adequacy of compensation payments to minority shareholders that maybe agreed to under the terms of a DPLTA, is likely to be challenged by minority shareholders of ADVA by initiating court-led appraisal proceedings under German law. We cannot rule out that the competent court in such appraisal proceeding may adjudicate higher exit compensation or recurring payment obligations (in each case, including interest thereon) than agreed upon in a DPLTA, the financial impact and timing of which is uncertain.

Negative publicity related to integration measures may adversely affect us.

Political and public sentiment in connection with the Business Combination and associated post-closing integration measures may result in a significant amount of adverse press coverage and other adverse public statements affecting the parties to the Business Combination. Adverse press coverage and public statements, whether or not driven by political or popular sentiment, may also result in legal claims or in investigations by regulators, legislators and law enforcement officials. Responding to these investigations and lawsuits, regardless of the ultimate outcome of the proceedings, can divert the time and effort of senior management from operating the business. Addressing any adverse publicity, governmental scrutiny or enforcement or other legal proceedings could be time-consuming and expensive and, regardless of the factual basis for the assertions being made, could have a negative impact on the reputation of the Company, ADVA and ADTRAN, Inc., on the morale and performance of their employees and on the relationships with regulators, suppliers and customers. It may also have a negative impact on our ability to take timely advantage of various business and market opportunities. The direct and indirect effects of negative publicity, and the demands of responding to and addressing it, may have a material adverse effect on the Company’s businesses and cash flows, financial condition and results of operations

We have incurred and expect to continue to incur significant transaction fees and costs in connection with the Business Combination and post-closing integration efforts.

We have incurred and expect to continue to incur a number of significant non-recurring implementation and restructuring costs associated with combining the operations of ADTRAN and ADVA. In addition, we have incurred significant banking, legal, accounting and other transaction fees and costs related to the Business Combination. As of June 30, 2022, we have incurred $8.7 million of transaction costs related to the Business Combination and expect to incur an estimated $14.9 million of additional transaction costs related to the Business Combination.

Additional costs substantially in excess of currently anticipated costs may also be incurred in connection with the integration of the businesses of ADTRAN and ADVA.

Any cost savings or other efficiencies related to the integration of the businesses that could offset these transaction- and combination-related costs over time may not be achieved in the near term, or at all. In addition, the timeline in which cost savings are expected to be realized is lengthy and may not be achieved. Failure to realize these synergies and cost reductions and other efficiencies in a timely manner or at all could have a material adverse effect on our business and cash flows, financial condition and results of operations.

We incurred a substantial amount of indebtedness in connection with the Business Combination. Our failure to meet our debt service obligations could have a material adverse effect on our business, financial condition and results of operations.

Subsequent to the closing of the Business Combination, we entered into a new credit facility providing for borrowings of up to $100 million subject to being increased up to $400 million, and under which we have currently incurred $50.0 million amount of indebtedness. Our increased indebtedness could adversely affect our operations and liquidity. Our level of indebtedness could, among other things:

•
make it more difficult for us to pay or refinance our debts as they become due during adverse economic and industry conditions because we may not have sufficient cash flows to make its scheduled debt payments;
•
cause us to use a larger portion of our cash flow to fund interest and principal payments, reducing the availability of cash to fund working capital, capital expenditures, research and development and other business activities;
•
limit our ability to take advantage of significant business opportunities, such as acquisition opportunities, and to react to changes in market or industry conditions;
•
cause us to be more vulnerable to general adverse economic and industry conditions;
•
cause us to be disadvantaged compared to competitors with less leverage; and
•
limit our ability to borrow additional money in the future to fund working capital, capital expenditures, research and development and other general corporate purposes.

Our ability to satisfy our debt obligations and renew the credit facility is dependent upon our future performance and other risk factors discussed in this section. However, there can be no assurance that we will be able to manage any of these risks successfully. In addition, the credit agreement governing our indebtedness contain restrictive covenants that limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all its debt.

We may also incur additional long-term debt and working capital lines of credit to meet future financing needs, which would increase our total indebtedness. Although the terms of its existing and future credit agreements and of the indentures governing its debt contain restrictions on the incurrence of additional debt, including secured debt, these restrictions are subject to a number of important exceptions and debt incurred in compliance with these restrictions could be substantial. If we or our restricted subsidiaries incur significant additional debt, the related risks that we face could intensify.

Risks relating to the businesses of ADVA may have a significant adverse impact on our business and financial performance.

Due to the size and geographic reach of our operations following the completion of the Business Combination, a wide range of factors could materially affect our operations and financial performance. In addition to the risks described herein, the risks relating to ADVA’s business described in ADVA’s Risk and Opportunity Report under the Combined Management Report in ADVA’s 2021 Annual Report and 2022 6M Report, which can be found at https://www.adva.com/en/about-us/investors/financial-results/financial-reports, may significantly impact our business and financial performance.

We may be unable to successfully retain and motivate our personnel, including personnel at ADVA.

The success of the Business Combination will depend, in part, on our ability to retain the talents and dedication of key employees, including key decision-makers, currently employed by ADTRAN, Inc. and ADVA. Such employees may decide not to remain with us as a result of the Business Combination. If key employees terminate their employment, or if an insufficient number of employees are retained to maintain effective operations, our business activities may be adversely affected and management’s attention may be diverted from successfully integrating ADTRAN and ADVA to hiring suitable replacements, all of which may cause our business to deteriorate. We may not be able to locate suitable replacements for any key employees who leave or offer employment to potential replacements on reasonable terms. In addition, we may not be able to motivate certain key employees due to organizational changes, reassignments of responsibilities, the perceived lack of appropriate opportunities for advancement or other reasons. If we fail to successfully retain and motivate the employees of ADTRAN and/or ADVA, relevant capabilities and expertise may be lost which may have an adverse effect on our cash flows, financial condition, results of operations and the business operations in general.

The terms of the credit agreement restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.

The credit agreement contains a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including restrictions on our ability to:

•
incur additional indebtedness and guarantee indebtedness;
•
pay dividends or make other distributions or repurchase or redeem capital stock;
•
prepay, redeem or repurchase certain debt;
•
issue certain preferred stock or similar equity securities;
•
make loans and investments;
•
sell assets;
•
incur liens;
•
enter into transactions with affiliates;
•
alter the businesses we conduct; and
•
consolidate, merge or sell all or substantially all of our assets.

In addition, the restrictive covenants in the credit agreement governing our senior credit facility require us to maintain specified financial ratios and satisfy other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we may be unable to meet them.

A breach of the covenants or restrictions under the credit agreement governing our senior credit facility could result in an event of default. Such a default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the credit agreement governing our senior credit facility would permit the lenders under our senior credit facility to terminate all commitments to extend further credit under that facility. Furthermore, if we were unable to repay the amounts due and payable under our senior credit facility, those lenders could proceed against the collateral granted them to secure that indebtedness. In the event our lenders or noteholders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness. As a result of these restrictions, we may be:

•
limited in how we conduct our business;
•
unable to raise additional debt or equity financing to operate during general economic or business downturns; and
•
unable to compete effectively or to take advantage of new business opportunities.

These restrictions may affect our ability to grow in accordance with our strategy. In addition, our financial results, our substantial indebtedness and our credit ratings could adversely affect the availability and terms of our financing.

In addition to the acquisition of a majority equity stake in ADVA, we may be unable to successfully and effectively manage and integrate acquisitions, divestitures and other significant transactions, which could harm our operating results, business and prospects.

As part of our business strategy, including and in addition to the acquisition of a majority equity stake in ADVA upon the closing of the Exchange Offer, we frequently engage in discussions with third parties regarding possible investments, acquisitions, strategic alliances, joint ventures, divestitures and outsourcing arrangements, and we enter into agreements relating to such transactions in order to further our business objectives. In order to pursue this strategy successfully, we must identify suitable candidates, successfully complete transactions, some of which may be large and complex, and manage post-closing issues such as the integration of acquired companies or employees and the divestiture of combined businesses, operations and employees. Integration, divestiture and other risks of these transactions can be more pronounced in larger and more complicated transactions, or if multiple transactions are pursued simultaneously. If we fail to identify and successfully complete transactions that further our strategic objectives, we may be required to expend resources to develop products and technology internally. This may put us at a competitive disadvantage and we may be adversely affected by negative market perceptions, any of which may have a material adverse effect on our revenue, gross margin and profitability.

Integration and divestiture issues are complex, time-consuming and expensive and, without proper planning and implementation, could significantly disrupt our business. The challenges involved in integrating and divesting include:

•
combining service and product offerings and entering into new markets in which we are not experienced;
•
convincing customers and distributors that any such transaction will not diminish client service standards or business focus, preventing customers and distributors from deferring purchasing decisions or switching to other suppliers or service providers (which could result in additional obligations to address customer uncertainty), and coordinating service, sales, marketing and distribution efforts;
•
consolidating and rationalizing corporate information technology infrastructure, which may include multiple legacy systems from various acquisitions and integrating software code;
•
minimizing the diversion of management attention from ongoing business concerns;
•
persuading employees that business cultures are compatible, maintaining employee morale and retaining key employees, integrating employees into our company, correctly estimating employee benefit costs and implementing restructuring programs;
•
coordinating and combining administrative, service, manufacturing, research and development and other operations, subsidiaries, facilities and relationships with third parties in accordance with local laws and other obligations while maintaining adequate standards, controls and procedures;
•
our responsibility for the liabilities of the businesses we acquire, some of which we may not anticipate, including costs of third-party advisors to resolve disputes;
•
achieving savings from supply chain and administration integration; and
•
efficiently divesting combined business operations which may cause increased costs as divested businesses are de-integrated from embedded systems and operations.

We evaluate and enter into these types of transactions on an ongoing basis. We may not fully realize all of the anticipated benefits of any transaction and the time frame for achieving benefits of a transaction may depend partially upon the actions of employees, suppliers or other third parties. In addition, the pricing and other terms of our contracts for these transactions require us to make estimates and assumptions at the time we enter into these contracts, and, during the course of our due diligence, we may not identify all of the factors necessary to estimate costs accurately. Any increased or unexpected costs, unanticipated delays or failure to achieve contractual obligations could make these agreements less profitable or unprofitable.

Managing these types of transactions requires varying levels of management resources, which may divert our attention from other business operations. These transactions could result in significant costs and expenses and charges to earnings, including those related to severance pay, early retirement costs, employee benefit costs, asset impairment charges, charges from the elimination of duplicative facilities and contracts, in-process research and development charges, inventory adjustments, assumed litigation, regulatory compliance and other liabilities, legal, accounting and financial advisory fees and required payments to executive officers and key employees under retention plans. Moreover, we could incur additional depreciation and amortization expense over the useful lives of certain assets acquired in connection with these transactions, and, to the extent that the value of goodwill or intangible assets with indefinite lives acquired in connection with a transaction becomes impaired, we may be required to incur additional material charges relating to the impairment of those assets. In order to complete an acquisition, we may issue common shares, potentially creating dilution for existing shareholders, or borrow funds, which could affect our financial condition, results of operations and potentially our credit ratings. Any prior or future downgrades in our credit rating associated with a transaction could adversely affect our ability to borrow and our borrowing cost, and result in more restrictive borrowing terms. In addition, our effective tax rate on an ongoing basis is uncertain, and such transactions could impact our effective tax rate. We also may experience risks relating to the challenges and costs of closing a transaction and the risk that an announced transaction may not close. As a result, any completed, pending or future transactions may contribute to financial results that differ materially from the investment community’s expectations.

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
•
slowdowns, recessions, economic instability, political unrest, armed conflicts (such as the ongoing military conflict in Ukraine), or outbreaks of disease, such as the COVID-19 pandemic, around the world; and

•
Business Combination purchase price allocations.

For example, since the third quarter of 2021 and continuing to date into 2022, we have incurred and may continue to incur supply chain constraint expenses, including price inflation for certain electronic components, semiconductor chips and transportation related costs, which have lowered our gross margins and decreased our profitability.

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

Certain raw materials and key components used in our products are currently available from only one source, and others are available from only a limited number of sources. The availability of these raw materials and supplies may be subject to market forces beyond our control, such as inflation, merger and acquisition activity of our suppliers and consolidation in some segments of our supplier base. We have experienced and expect to continue to experience increased inflationary pressures on input costs, such as, raw materials, supplies, labor and distribution costs to increase. Our attempts to offset these cost pressures, through increases in the selling prices of some of our products, may not be successful and could negatively affect our operating results. In addition, from time to time, there may not be sufficient quantities of raw materials and supplies in the marketplace to meet customer demand. For example, wafer foundries that support chipmakers have not invested enough in recent years to increase capacities to the levels need to support demand from all of their customers and wafers have a long lead time for production, in some cases up to 30 weeks, which has led to a recent shortage in chip supplies. Many companies utilize the same raw materials and supplies that we do in the production of their products. Companies with more resources than our own may have a competitive advantage in obtaining raw materials and supplies due to greater buying power. These factors have resulted in reduced supply, higher prices of raw materials and delays in the receipt of certain of our key components, which in turn has generated increased costs, lower margins and delays in product delivery, with a corresponding adverse effect on revenue. Delays in product deliveries and corresponding product price increases may likewise have an adverse effect on customer relationships. We attempt to manage these risks through developing alternative sources, by staging inventories at strategic locations, through engineering efforts designed to obviate the necessity of certain components and by building long-term relationships and close contact with each of our key suppliers; however, we cannot assure that delays in or failures of deliveries of key components, either to us or to our contract manufacturers, and consequent delays in product deliveries, will not continue to occur in the future. In addition, our supply chain challenges are forcing us to devote a substantial portion of our research and development expenses to redesign existing products, reducing our capacity to develop new products. For a discussion of the impact of the COVID-19 pandemic on our supply chain, see “- The ongoing COVID-19 pandemic has impacted and may continue to impact our business, results of operations and financial condition, particularly our supply chain and workforce.”

The continuing growth of our international operations could expose us to additional risks, increase our costs and adversely affect our operating results, financial condition and cash flows.

We are expanding our presence in international markets, which represented 38.5% and 33.9% of our net revenue for the three months ended June 30, 2022 and 2021, and 37.3% and 33.1% of our revenue for the six months ended June 30, 2022 and 2021, respectively, and as a result, we anticipate increased revenue and operating costs in these markets. This international expansion has increased and may continue to increase our operational risks and impact our results of operations, including:

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
•
potential exposure to natural disasters, epidemics and pandemics (and government regulations in response thereto) and acts of war or terrorism; and
•
potential exposure to ongoing military conflict in Ukraine. The U.S. and certain other countries imposed sanctions on Russia and could impose further sanctions against it, which could damage or disrupt international commerce and the global economy. Other potential consequences include, but are not limited to, growth in the number of popular uprisings in the region, increased political discontent, especially in the regions most affected by the conflict or economic sanctions, displacement of persons to regions close to the areas of conflict and an increase in the number of refugees, among other unforeseen social and humanitarian effects which could impact our business, customers, and suppliers.

If we are unable to successfully address the potential risks associated with our overall international expansion, our operating results, financial condition and cashflows may be negatively impacted.

We are exposed to adverse currency exchange rate fluctuations in jurisdictions where we transact in local currency, which could harm our financial results and cash flows.

We are exposed to changes in foreign currencies relative to the U.S. dollar, which are references to the differences between the foreign-exchanges rates we use to convert the financial results of our international operations from local currencies into U.S. dollars for financial reporting purposes. This impact of foreign-exchange rate changes is calculated based on the difference between the current period’s currency exchange rates and that of the comparable prior period. Our primary exposures to foreign currency exchange rate movements are with our German subsidiaries, whose functional currency is the Euro, our Australian subsidiary, whose functional currency is the Australian dollar, and our U.K. subsidiary, who transacts in the British pound sterling with a U.S. dollar functional currency. As a result of our global operations, our revenue, gross margins, operating expense and operating income in some international markets have been and may continue to be affected by foreign currency fluctuations.

Breaches of our information systems and cyber-attacks could compromise our intellectual property and cause significant damage to our business and reputation.

We maintain sensitive data on our information systems and the networks of third-party providers, including intellectual property, financial data and proprietary or confidential business information relating to our business, customers, suppliers, and business partners. We also produce networking equipment solutions and software used by network operators to ensure security and reliability in their management and transmission of data. Our customers, particularly those in regulated industries, are increasingly focused on the security features of our technology solutions. Maintaining the security of information sensitive to us and our business partners is critical to our business and reputation. We rely upon several internal business processes and information systems to support key operations and financial functions, and the efficient operation of these processes and systems is critical. Companies are increasingly subjected to cyber-attacks and other attempts to gain unauthorized access. We have a comprehensive approach to cybersecurity, which includes prevention, detection, containment, and response. Our layered defense approach encompasses proactive security monitoring of our global infrastructure by both internal solutions and multiple third-party Security Operation Centers. Additionally, we routinely perform patch management, vulnerability scans, penetration tests and continuous monitoring across our entire enterprise. Our security policy framework includes meaningful and enforceable Information Security policies and procedures. The cybersecurity program is aligned with our mission and business objectives, reviewed periodically for improvements, and is supported by experienced and certified security professionals. This is supplemented by an information security awareness program spanning our global workforce. Despite this, our network and storage applications and those systems and applications maintained by our third-party providers may be targeted by cyber-attacks or potentially breached due to operator error, fraudulent activity, or other system disruptions. For example, although we did not identify indicators of compromise in response to the Log4j2.x vulnerability, we cannot absolutely assure that future vulnerabilities or malware attacks will not be successful in breaching our system and in turn, materially impact our business. Unauthorized access or disclosure of our information could compromise our intellectual property and expose sensitive business information. Our information systems are designed to appropriate industry standards and resiliently engineered to reduce downtime in the event of power outages, weather or climate events and cybersecurity issues. These risks, as well as the number and frequency of cybersecurity events globally, may also be heightened during times of geopolitical tension or instability between countries, including, for example, the ongoing military conflict in Ukraine, from which a number of recent cybersecurity events have been alleged to have originated. We carry cybersecurity insurance policies meant to limit our risk and exposure should one of these cybersecurity issues occur. However, a significant failure of our systems due to these issues could result in significant remediation costs, disrupt business operations, and divert management attention, which could result in harm to our business reputation, operating results, financial condition, and cash flows.

As part of our due diligence and integration planning process, the Company’s cybersecurity team has conducted a review of ADVA’s cybersecurity program. Additionally, prior to any integration of facilities, networks, or systems, we expect to conduct an enterprise-wide vulnerability assessment to determine if additional security measures are required. As part of the integration plan, the Company intends to expand its current cybersecurity program to cover all ADVA’s global infrastructure and adopt any mature cybersecurity practices already in place. A significant failure of our review and integration of ADVA's cybersecurity program could expose us to penalties for failing to comply with the E.U.'s General Data Protection Regulation as well as result in significant remediation costs and a disruption to our operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2022, we did not repurchase any shares of our common stock. As of June 30, 2022, we had the authority to purchase an additional 2.5 million shares of our common stock under the current authorization of up to 5.0 million shares. Subsequent to the Business Combination in July 2022, there is no current authorization to repurchase common stock.

ITEM 6. EXHIBITS

Exhibits.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of ADTRAN Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed July 8, 2022)

3.2	Amended and Restated Bylaws of ADTRAN Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Form 8-K filed July 8, 2022)

10.1

Credit Agreement, dated April 1, 2022, by and among ADTRAN, Inc. and ADTRAN International, Inc. as borrowers, and Wells Fargo Bank, National Association, as lender (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed April 6, 2022)

10.2

Revolving Line of Credit Note, dated April 1, 2022, by ADTRAN, Inc. and ADTRAN International, Inc. as borrowers, in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed April 6, 2022)

10.3

Security Agreement, dated April 1, 2022, by ADTRAN, Inc. and ADTRAN International, Inc. as borrowers, in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.3 to ADTRAN's Form 8-K filed April 6, 2022)

10.4

Credit Agreement dated July 18, 2022, by and among ADTRAN Holdings, Inc. and ADTRAN, Inc. as borrowers, in favor of Wells Fargo Bank, National Association as lender (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed July 22, 2022)

10.5

Collateral Agreement dated July 18, 2022, by and among ADTRAN Holdings, Inc., ADTRAN, Inc., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed July 22, 2022)

10.6

Guaranty Agreement dated July 18, 2022, by and between ADTRAN Holdings, Inc. and ADTRAN, Inc. in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed July 22, 2022)

10.7	Employment Agreement between Thomas R. Stanton and ADTRAN Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed July 15, 2022)

10.8*	ADTRAN, Inc. Amended and Restated Variable Incentive Compensation Plan

31*	Rule 13a-14(a)/15d-14(a) Certifications

32*	Section 1350 Certifications

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021; (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2022 and 2021; (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended June 30, 2022 and 2021; (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2022 and 2021; (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021; and (vi) Notes to Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADTRAN Holdings, Inc. (Registrant)

Date: August 5, 2022	/s/ Michael Foliano
Michael Foliano
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)