Form 10-Q
period 2022-09-30
ADTRAN Holdings, Inc.
filed 2022-11-09
CIK 926282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

N/A

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

As of November 7, 2022, the registrant had 77,655,939 shares of common stock, $0.01 par value per share, outstanding.

ADTRAN Holdings, Inc.

Quarterly Report on Form 10-Q

For the Three and Nine Months Ended September 30, 2022

GLOSSARY OF SELECTED TERMS

Below are certain acronyms, concepts and defined terms commonly used in our industry and in this Quarterly Report on Form 10-Q, along with their meanings:

Acronym/Concept/
Defined Term	Meaning
ALM	Active line monitoring
DPLTA	Domination and Profit and Loss Transfer Agreement
DSO	Days Sales Outstanding
ERP	Enterprise Resource Planning Software
E.U.	European Union
EURIBOR	Euro Interbank Offered Rate
LAN	Local Area Network
MSO	Multiple System Operator
ODM	Original Design Manufacturing
OLT	Optical Line Terminal
SaaS	Software as a Service
SEC	Securities and Exchange Commission
Service Provider	Entity that provides voice, data or video services to consumers and businesses
SMB	Small and Mid-Sized Business
SOFR	Secured Overnight Financing Rate
SI	Person or company that specializes in bringing together component subsystems into a whole and ensuring that those subsystems function together
U.K.	United Kingdom
U.S.	United States of America
VAR	Value-Added Reseller
WAN	Wide Area Network

GENERAL

On July 8, 2022, Acorn MergeCo, Inc. (“Merger Sub”), a Delaware corporation and wholly-owned direct subsidiary of ADTRAN Holdings, Inc. (f/k/a Acorn HoldCo, Inc.), merged with and into ADTRAN, Inc., with ADTRAN, Inc. surviving the merger as a wholly-owned direct subsidiary of ADTRAN Holdings, Inc. (the “Merger”). The Merger was consummated pursuant to the Business Combination Agreement, dated as of August 30, 2021 (the “Business Combination Agreement”), by and among ADTRAN Holdings, Inc., ADTRAN, Inc., ADVA Optical Networking SE, a company organized and existing under the laws of Germany (“ADVA”), and Merger Sub. In accordance with the Business Combination Agreement, ADTRAN Holdings, Inc. made a public offer to exchange each issued and outstanding no-par value bearer share of ADVA for 0.8244 shares of common stock, par value $0.01 per share (the “Company Common Stock”), of ADTRAN Holdings, Inc. (the “Exchange Offer” and, together with the Merger, the “Business Combination”). On July 15, 2022 (the “Exchange Offer Settlement Date”), ADTRAN Holdings, Inc. completed the Exchange Offer, in which ADTRAN Holdings, Inc. acquired 33,957,538 million bearer shares of ADVA, or 65.43% of ADVA’s outstanding bearer shares as of the Exchange Offer Settlement Date, in exchange for the issuance of an aggregate of 27,994,595 million shares of Company Common Stock. On October 18, 2022, the Board of Directors of the Company and the management board of ADVA agreed on a final draft of a domination and profit and loss transfer agreement (the “DPLTA”) between the Company, as the controlling company, and ADVA, as the controlled company. The parties’ execution of the DPLTA remains subject to approval of the DPLTA by shareholders of ADVA with 75% of the votes cast in an extraordinary general meeting, which is scheduled to be held on November 30, 2022. If and when signed, effectiveness of the DPLTA is subject to the subsequent registration of the DPLTA with the commercial register (Handelsregister) of the local court (Amtsgericht) at the registered offices of ADVA, with such effectiveness to occur no earlier than January 1, 2023. The Company currently holds 33,957,538 shares of ADVA, representing 65.35% of ADVA’s outstanding shares on September 30, 2022.

Unless the context otherwise indicates or requires, references in this Quarterly Report on Form 10-Q to “ADTRAN,” the “Company,” “we,” “us” and “our” refer to ADTRAN Holdings, Inc. and its consolidated subsidiaries prior to the Merger on July 8, 2022, and to ADTRAN Holdings, Inc. and its consolidated subsidiaries following the Merger.

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

Risks related to the Business Combination and DPLTA

•
We may fail to realize the anticipated strategic and financial benefits sought from the Business Combination.
•
We may experience operational challenges, negative synergies and loss of customers.
•
While we have agreed on a final draft of a DPLTA with ADVA, we may not be successful in entering into the DPLTA or the effectiveness of a DPLTA may be delayed as a result of litigation or otherwise, which may have an adverse effect on the ability to realize synergies and cost reductions and the market value of our shares.
•
If a DPLTA with ADVA is approved by ADVA’s shareholders and becomes effective, the terms of the DPLTA, once effective, may have a material adverse effect on our financial results and condition.
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

•
The terms of our and ADVA's credit agreements restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.
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
•
We will require a significant amount of cash to service our indebtedness, our potential payment obligations to ADVA shareholders under the proposed DPLTA, and other obligations.
•
We could be required to recognize impairment charges related to goodwill and other intangible assets.

Risks related to COVID-19

•
The ongoing COVID-19 pandemic has impacted and may continue to impact our business, results of operations, financial condition and cash flows, particularly our supply chain and workforce.

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
•
Central Banks' monetary policy actions could increase our costs of borrowing money and negatively impact our financial condition and future operations.
•
Expectations relating to environmental, social and governance considerations expose the Company to potential liabilities, increased costs, reputational harm, and other adverse effects on the Company’s business.

The foregoing list of risks is not exclusive. For a more detailed description of the risk factors associated with our business, see Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 25, 2022 (the “2021 Form 10-K”), as well as the risk factors set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q. We caution investors that other factors may prove to be important in the future in affecting our operating results. New factors emerge from time to time, and it is not possible for us to predict all of these factors, nor can we assess the impact each factor, or a combination of factors, may have on our business.

You are further cautioned not to place undue reliance on these forward-looking statements because they speak only of our views as of the date that the statements were made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADTRAN Holdings, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	September 30,	December 31,
	2022	2021
ASSETS
Current Assets
Cash and cash equivalents	$111,099	$56,603
Restricted cash	—	215
Short-term investments (includes $803 and $350 of available-for-sale securities as of September 30, 2022 and December 31, 2021, respectively, reported at fair value)	803	350
Accounts receivable, less allowance for credit losses of $218 and $0 as of September 30, 2022 and December 31, 2021, respectively	302,401	158,742
Other receivables	14,350	11,228
Inventory, net	416,163	139,891
Prepaid expenses and other current assets	30,739	9,296
Total Current Assets	875,555	376,325
Property, plant and equipment, net	104,577	55,766
Deferred tax assets, net	—	9,079
Goodwill	357,869	6,968
Intangibles, net	393,575	19,293
Other non-current assets	56,347	30,971
Long-term investments (includes $27,860 and $29,717 of available-for-sale securities as of September 30, 2022 and December 31, 2021, respectively, reported at fair value)	50,131	70,615
Total Assets	$1,838,054	$569,017
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$276,026	$102,489
Revolving credit agreements outstanding	84,503	—
Notes payable	29,782	—
Unearned revenue	40,993	17,737
Accrued expenses and other liabilities	25,554	13,673
Accrued wages and benefits	41,595	14,900
Income tax payable, net	26,838	6,560
Total Current Liabilities	525,291	155,359
Deferred tax liabilities, net	36,884	—
Non-current unearned revenue	18,269	9,271
Pension liability	16,220	11,402
Deferred compensation liability	25,376	31,383
Non-current lease obligations	21,490	3,269
Other non-current liabilities	9,697	1,231
Total Liabilities	653,227	211,915
Commitments and contingencies (see Note 20)
Equity
Common stock, par value $0.01 per share; 200,000 shares authorized; 77,619 shares issued and outstanding as of September 30, 2022 and 79,652 shares issued and 49,063 shares outstanding as of December 31, 2021	776	797
Additional paid-in capital	883,210	288,946
Accumulated other comprehensive loss	(40,288)	(11,914)
Retained earnings	31,535	740,820
Treasury stock at cost: 197 and 30,590 shares as of September 30, 2022 and December 31, 2021, respectively	(4,083)	(661,547)
Non-controlling interest	313,677	—
Total Equity	1,184,827	357,102
Total Liabilities and Equity	$1,838,054	$569,017

See accompanying notes to condensed consolidated financial statements.

ADTRAN Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF LOSS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue
Network Solutions	$304,940	$120,767	$599,306	$360,025
Services & Support	35,769	17,314	67,959	48,821
Total Revenue	340,709	138,081	667,265	408,846
Cost of Revenue
Network Solutions	222,606	81,029	413,180	216,044
Services & Support	15,076	9,379	34,236	28,860
Total Cost of Revenue	237,682	90,408	447,416	244,904
Gross Profit	103,027	47,673	219,849	163,942
Selling, general and administrative expenses	74,880	30,972	130,646	89,273
Research and development expenses	59,196	26,759	112,187	82,131
Asset impairment	16,969	—	16,969	—
Operating Loss	(48,018)	(10,058)	(39,953)	(7,462)
Interest and dividend income	347	344	768	887
Interest expense	(1,303)	(6)	(1,427)	(18)
Net investment (loss) gain	(2,691)	(63)	(10,752)	2,942
Other income, net	2,494	648	2,949	2,673
Loss Before Income Taxes	(49,171)	(9,135)	(48,415)	(978)
Income tax benefit (expense)	4,312	(1,292)	4,572	(3,467)
Net Loss	$(44,859)	$(10,427)	$(43,843)	$(4,445)
Less: Net Loss attributable to non-controlling interest	(2,925)	—	(2,925)	—
Net Loss attributable to ADTRAN Holdings, Inc.	$(41,934)	$(10,427)	$(40,918)	$(4,445)

Weighted average shares outstanding – basic	73,036	48,609	57,175	48,470
Weighted average shares outstanding – diluted	73,036	48,609	57,175	48,470

Loss per common share attributable to ADTRAN Holdings, Inc. – basic	$(0.57)	$(0.21)	$(0.72)	$(0.09)
Loss per common share attributable to ADTRAN Holdings, Inc. – diluted	$(0.57)	$(0.21)	$(0.72)	$(0.09)

See accompanying notes to condensed consolidated financial statements.

ADTRAN Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net Loss	$(44,859)	$(10,427)	$(43,843)	$(4,445)
Other Comprehensive Loss, net of tax
Net unrealized loss on available-for-sale securities	(396)	(61)	(1,320)	(348)
Defined benefit plan adjustments	(118)	124	(218)	435
Foreign currency translation loss	(23,172)	(1,389)	(26,930)	(2,914)
Other Comprehensive Loss, net of tax	(23,686)	(1,326)	(28,468)	(2,827)
Less: Comprehensive Loss attributable to non-controlling interest, net of tax	(94)	—	(94)	—
Comprehensive Loss attributable to ADTRAN Holdings, Inc., net of tax	$(68,451)	$(11,753)	$(72,217)	$(7,272)

See accompanying notes to condensed consolidated financial statements.

ADTRAN Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(In thousands, except per share amounts)

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Non-controlling interest	Total Equity
Balance as of December 31, 2021	79,652	$797	$288,946	$740,820	$(661,547)	$(11,914)	$-	$357,102
Net loss	—	—	—	(1,127)	—	—	—	(1,127)
Other comprehensive loss, net of tax	—	—	—	—	—	(1,642)	—	(1,642)
Dividend payments ($0.09 per share)	—	—	—	(4,438)	—	—	—	(4,438)
Dividends accrued on unvested RSUs	—	—	—	32	—	—	—	32
Deferred compensation adjustments, net of tax	—	—	—	—	(18)	—	—	(18)
PSUs, RSUs and restricted stock vested	—	—	—	(895)	841	—	—	(54)
Stock options exercised	—	—	—	(143)	711	—	—	568
Stock-based compensation expense	—	—	1,893	—	—	—	—	1,893
Balance as of March 31, 2022	79,652	$797	$290,839	$734,249	$(660,013)	$(13,556)	$—	$352,316
Net income	—	—	—	2,143	—	—	—	2,143
Other comprehensive loss, net of tax	—	—	—	—	—	(3,140)	—	(3,140)
Dividend payments ($0.09 per share)	—	—	—	(4,439)	—	—	—	(4,439)
Dividends accrued on unvested RSUs	—	—	—	(23)	—	—	—	(23)
Deferred compensation adjustments, net of tax	—	—	—	—	24	—	—	24
PSUs, RSUs and restricted stock vested	—	—	—	(90)	(210)	—	—	(300)
Stock options exercised	—	—	—	(19)	87	—	—	68
Stock-based compensation expense	—	—	1,888	—	—	—	—	1,888
Balance as of June 30, 2022	79,652	$797	$292,727	$731,821	$(660,112)	$(16,696)	$—	$348,537
Net loss	—	—	—	(41,934)	—	—	(2,925)	(44,859)
Acquisition of ADVA	27,995	280	577,980	—	—	—	316,415	894,675
Retirement of treasury stock	(30,330)	(303)	—	(655,761)	656,064	—	—	—
Other comprehensive loss, net of tax	—	—	—	—	—	(23,592)	(94)	(23,686)
Dividend payments ($0.09 per share)	—	—	—	(6,982)	—	—	—	(6,982)
Deferred compensation adjustments, net of tax	—	—	—	—	(35)	—	—	(35)
ADTRAN RSUs and restricted stock vested	4	—	—	(40)	—	—	—	(40)
ADTRAN stock options exercised	298	2	—	4,431	—	—	—	4,433
ADTRAN stock-based compensation expense	—	—	11,195	—	—	—	—	11,195
Reclassification of ADVA stock options	—	—	187	—	—	—	99	286
ADVA stock options exercised	—	—	236	—	—	—	129	365
ADVA stock-based compensation expense	—	—	885	—	—	—	53	938
Balance as of September 30, 2022	77,619	$776	$883,210	$31,535	$(4,083)	$(40,288)	$313,677	$1,184,827

See accompanying notes to condensed consolidated financial statements.

ADTRAN Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(In thousands, except per share amounts)

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Equity
Balance as of December 31, 2020	79,652	$797	$281,466	$781,813	$(679,493)	$(11,639)	$372,944
Net income	—	—	—	896	—	—	896
Other comprehensive loss, net of tax	—	—	—	—	—	(1,956)	(1,956)
Dividend payments ($0.09 per share)	—	—	—	(4,361)	—	—	(4,361)
Dividends accrued on unvested RSUs	—	—	—	(68)	—	—	(68)
Deferred compensation adjustments, net of tax	—	—	—	—	(50)	—	(50)
PSUs, RSUs and restricted stock vested	—	—	—	(1,683)	1,602	—	(81)
Stock options exercised	—	—	—	(476)	1,720	—	1,244
Stock-based compensation expense	—	—	1,807	—	—	—	1,807
Balance as of March 31, 2021	79,652	$797	$283,273	$776,121	$(676,221)	$(13,595)	$370,375
Net income	—	—	—	5,086	—	—	5,086
Other comprehensive income, net of tax	—	—	—	—	—	455	455
Dividend payments ($0.09 per share)	—	—	—	(4,374)	—	—	(4,374)
Dividends accrued on unvested RSUs	—	—	—	(128)	—	—	(128)
Deferred compensation adjustments, net of tax	—	—	—	—	(12)	—	(12)
PSUs, RSUs and restricted stock vested	—	—	—	(32)	29	—	(3)
Stock options exercised	—	—	—	(619)	2,927	—	2,308
Stock-based compensation expense	—	—	1,808	—	—	—	1,808
Balance as of June 30, 2021	79,652	$797	$285,081	$776,054	$(673,277)	$(13,140)	$375,515
Net loss	—	—	—	(10,427)	—	—	(10,427)
Other comprehensive loss, net of tax	—	—	—	—	—	(1,326)	(1,326)
Dividend payments ($0.09 per share)	—	—	—	(4,389)	—	—	(4,389)
Dividends accrued on unvested RSUs	—	—	—	2	—	—	2
Deferred compensation adjustments, net of tax	—	—	—	—	(12)	—	(12)
PSUs, RSUs and restricted stock vested	—	—	—	(185)	174	—	(11)
Stock options exercised	—	—	—	(657)	3,216	—	2,559
Stock-based compensation expense	—	—	1,842	—	—	—	1,842
Balance as of September 30, 2021	79,652	$797	$286,923	$760,398	$(669,899)	$(14,466)	$363,753

See accompanying notes to condensed consolidated financial statements.

ADTRAN Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(43,843)	$(4,445)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	34,783	12,246
Asset impairment	16,969	—
Amortization of debt issuance cost	200	—
Loss (gain) on investments, net	10,395	(3,320)
Stock-based compensation expense	15,912	5,457
Deferred income taxes	(26,366)	437
Other, net	32	89
Inventory reserves	(6,681)	(4,789)
Changes in operating assets and liabilities:
Accounts receivable, net	(34,535)	(26,346)
Other receivables	(2,154)	11,152
Inventory	(76,293)	2,120
Prepaid expenses, other current assets and other assets	610	(8,514)
Accounts payable	70,381	29,614
Accrued expenses and other liabilities	(23,005)	10,392
Income taxes payable, net	20,862	4,798
Net cash (used in) provided by operating activities	(42,733)	28,891

Cash flows from investing activities:
Purchases of property, plant and equipment	(10,141)	(3,572)
Proceeds from sales and maturities of available-for-sale investments	30,474	28,305
Purchases of available-for-sale investments	(22,215)	(28,853)
Proceeds from beneficial interests in securitized accounts receivable	1,294	—
Proceeds from disposals of property, plant and equipment	12	—
Insurance proceeds received	—	500
Acquisition of business, net of cash acquired	43,957	—
Net cash provided by (used in) investing activities	43,381	(3,620)

Cash flows from financing activities:
Tax withholdings related to stock-based compensation settlements	(515)	(113)
Proceeds from stock option exercises	5,434	6,111
Dividend payments	(15,859)	(13,124)
Proceeds from draw on revolving credit agreements	133,141	—
Repayment of revolving credit agreements	(48,000)	—
Payment of debt issuance cost	(3,015)	—
Repayment of notes payable	(10,057)	—
Net cash provided by (used in) financing activities	61,129	(7,126)

Net increase in cash, cash equivalents and restricted cash	61,777	18,145
Effect of exchange rate changes	(7,496)	(2,719)
Cash, cash equivalents and restricted cash, beginning of period	56,818	60,179
Cash, cash equivalents and restricted cash, end of period	$111,099	$75,605

Supplemental disclosure of cash financing activities:
Cash paid for interest	$633	$—
Supplemental disclosure of non-cash investing activities:
Right-of-use assets obtained in exchange for lease obligations	$904	$1,833
Purchases of property, plant and equipment included in accounts payable	$1,037	$100
ADVA common shares exchanged in acquisition	$565,491	$—
ADVA options assumed in acquisition	$12,769	$—
Non-controlling interest related to ADVA	$316,415	$—

See accompanying notes to condensed consolidated financial statements.

ADTRAN Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

GENERAL

On July 8, 2022, Acorn MergeCo, Inc. (“Merger Sub”), a Delaware corporation and wholly-owned direct subsidiary of ADTRAN Holdings, Inc. (f/k/a Acorn HoldCo, Inc.), merged with and into ADTRAN, Inc., with ADTRAN, Inc. surviving the merger as a wholly-owned direct subsidiary of ADTRAN Holdings, Inc. (the “Merger”). The Merger was consummated pursuant to the Business Combination Agreement, dated as of August 30, 2021 (the “Business Combination Agreement”), by and among ADTRAN Holdings, Inc., ADTRAN, Inc., ADVA Optical Networking SE, a company organized and existing under the laws of Germany (“ADVA”), and Merger Sub. In accordance with the Business Combination Agreement, ADTRAN Holdings, Inc. made a public offer to exchange each issued and outstanding no-par value bearer share of ADVA for 0.8244 shares of common stock, par value $0.01 per share (the “Company Common Stock”), of ADTRAN Holdings, Inc. (the “Exchange Offer” and, together with the Merger, the “Business Combination”). On July 15, 2022 (the “Exchange Offer Settlement Date”), ADTRAN Holdings, Inc. completed the Exchange Offer, in which ADTRAN Holdings, Inc. acquired 34.0 million bearer shares of ADVA, or 65.43% of ADVA’s outstanding bearer shares as of the Exchange Offer Settlement Date, in exchange for the issuance of an aggregate of 28.0 million shares of Company Common Stock. See Note 2 for additional information.

On October 18, 2022, the Board of Directors of the Company and the management board of ADVA agreed on a final draft of a domination and profit and loss transfer agreement (the “DPLTA”) between the Company, as the controlling company, and ADVA, as the controlled company. The parties’ execution of the DPLTA remains subject to approval of the DPLTA by shareholders of ADVA with 75% of the votes cast in an extraordinary general meeting, which is scheduled to be held on November 30, 2022. If and when signed, effectiveness of the DPLTA is subject to the subsequent registration of the DPLTA with the commercial register (Handelsregister) of the local court (Amtsgericht) at the registered offices of ADVA, with such effectiveness to occur no earlier than January 1, 2023. The Company currently holds 33,957,538 shares of ADVA, representing 65.35% of ADVA’s outstanding shares on September 30, 2022. Unless the context otherwise indicates or requires, references in this Quarterly Report on Form 10-Q to “ADTRAN,” the “Company,” “we,” “us” and “our” refer to ADTRAN, Inc. and its consolidated subsidiaries prior to the Merger on July 8, 2022, and to ADTRAN Holdings, Inc. and its consolidated subsidiaries following the Merger.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of ADTRAN Holdings, Inc. and its subsidiaries have been prepared pursuant to the rules and regulations of the SEC applicable to interim financial information presented in Quarterly Reports on Form 10-Q. Accordingly, certain information and notes required by generally accepted accounting principles in the United States of America (“U.S. GAAP”) for complete financial statements are not included herein. Certain prior year amounts have been reclassified to conform to the current period presentation. The December 31, 2021 Condensed Consolidated Balance Sheet is derived from audited financial statements but does not include all disclosures required by U.S. GAAP.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expense during the reporting period. Significant estimates include allowance for credit losses on accounts receivable and contract assets, excess and obsolete inventory reserves, warranty reserves, customer rebates, determination and accrual of the deferred revenue related to performance obligations under contracts with customers, estimated costs to complete obligations associated with deferred and accrued revenues and network installations, estimated income tax provision and income tax contingencies, fair value of stock-based compensation, assessment of goodwill and other intangibles for impairment, estimated lives of intangible assets, estimated pension liability and fair value of investments. Actual amounts could differ significantly from these estimates.

We assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to us and the unknown future impacts of the SARS-CoV-2 coronavirus/COVID-19 global pandemic (or variants of the SARS-CoV-2 coronavirus), supply chain constraints, inflationary pressures, the energy crisis, currency fluctuations and political tensions as of September 30, 2022 and through the date of this report. The accounting matters assessed included, but were not limited to, the allowance for credit losses, stock-based compensation, carrying value of goodwill, intangibles and other long-lived assets, financial assets, valuation allowances for tax assets, revenue recognition and costs of revenue. Future conditions related to the magnitude and duration of the COVID-19 pandemic, as well as other factors, including supply chain constraints and inflationary pressures could result in further impacts to the Company's consolidated financial statements in future reporting periods.

Recently Adopted Accounting Pronouncements

In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2021-08, Business Combinations (Topic 805) Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which would require an acquirer to recognize and measure acquired contract assets and contract liabilities in a manner consistent with how the acquiree recognized and measured them in its pre-acquisition financial statements in accordance with Topic 606, Revenue Recognition. The Company early adopted ASU 2021-08 on July 1, 2022 and the standard was applied retrospectively beginning with January 1, 2022. The effect of the adoption of this standard on the Company's Condensed Consolidated Financial Statements as of the date of this report is included in Note 2 of the Notes to Condensed Consolidated Financial Statements.

Recent Accounting Pronouncements Not Yet Adopted

There are currently no accounting pronouncements not yet adopted that had a material effect on the Condensed Consolidated Financial Statements.

2. BUSINESS COMBINATION

ADVA Optical Networking SE

On August 30, 2021, ADTRAN and ADVA, entered into a Business Combination Agreement, pursuant to which both companies agreed to combine their respective businesses and each become subsidiaries of a new holding company, ADTRAN Holdings, Inc. (formerly known as Acorn HoldCo, Inc.) which was formed as a wholly-owned subsidiary of ADTRAN in order to consummate the transactions under the Business Combination Agreement. Under the terms of the Business Combination Agreement, on July 8, 2022, Acorn MergeCo, Inc, a Delaware corporation and wholly-owned direct subsidiary of the Company, merged with and into ADTRAN Holdings, Inc. with ADTRAN Holdings, Inc. surviving the Business Combination as a wholly-owned direct subsidiary of the Company.

Additionally, pursuant to the Business Combination Agreement, the Company made a public offer to exchange each issued and outstanding no-par value bearer share of ADVA for 0.8244 shares of Company Common Stock, par value $0.01 per share of the Company. The Exchange Offer was settled on Exchange Offer Settlement Date, on which date the Company acquired 33,957,538 bearer shares of ADVA, or 65.43% of ADVA’s outstanding bearer shares as of the Exchange Offer Settlement Date, in exchange for the issuance of an aggregate of 27,994,595 shares of Company Common Stock. Additionally, pursuant to the Business Combination Agreement, ADVA stock option holders were entitled to have their ADVA stock options assumed by ADTRAN Holdings, Inc. (applying the exchange ratio in the Business Combination Agreement), thereafter representing options to acquire stock of ADTRAN, Inc. The fair value of the ADVA stock options assumed by ADTRAN, Inc. was $12.8 million, estimated using the Monte Carlo method.

ADTRAN, Inc. and ADVA became subsidiaries of ADTRAN Holdings, Inc. as a result of the Business Combination. ADTRAN was determined to be the accounting acquirer of ADVA based on ADTRAN shareholders’ majority equity stake in the combined company, the composition of the board of directors and senior management of the combined company, among other factors. The Business Combination of ADVA has been accounted for using the acquisition method of accounting as per the provisions of Accounting Standards Codification 805, “Business Combinations” (“ASC 805”). The Business Combination Agreement used a fixed exchange ratio of Company Common Stock for ADVA shares of common stock, which resulted in a 36% equity stake for ADVA stockholders and 64% equity stake for ADTRAN stockholders in the post-closing combined company (calculated on a fully diluted basis and utilizing the tender of 65.43% of ADVA’s current issued and outstanding share capital). Therefore, ADTRAN shareholders continue to hold a majority interest in the combined company after the Business Combination was completed. Additionally, the Board of Directors is comprised of six members from ADTRAN and three members from ADVA; the current ADTRAN chief executive officer acts as the chairman of the Board of Directors and the former ADVA chief executive officer as the vice chairman of the Board of Directors. Additionally, the current ADTRAN chief executive officer and ADTRAN chief financial officer hold these positions within the combined company. After these and other considerations as outlined in ASC 805, ADTRAN represents the accounting acquirer.

The following table summarizes the purchase price for the ADVA business combination:

(In thousands, except shares, share price and exchange ratio)	Purchase Price
ADVA shares exchanged	33,957,538
Exchange ratio	0.8244
ADTRAN Holdings, Inc. shares issued	27,994,595
ADTRAN Holdings, Inc. share price on July 15, 2022	$20.20
Purchase price paid for ADVA shares	$565,491
Equity compensation (1)	$12,769
Total purchase price	$578,260

(1) Represents the portion of replacement share-based payment awards that relates to pre-combination vesting.

Assets acquired and liabilities assumed were recognized at their respective fair values as of July 15, 2022. The following table summarizes the preliminary purchase price allocation for each major class of assets acquired and liabilities assumed in the acquisition of ADVA (in thousands):

(In thousands)
Total purchase price	$578,260
Non-controlling interest	$316,415
Net Assets:
Cash and cash equivalents	$44,003
Accounts receivable	114,659
Other receivables	1,457
Inventory	200,532
Prepaid expenses and other current assets	29,474
Property plant and equipment	52,796
Deferred tax assets	1,599
Intangibles	405,385
Other non-current assets	30,588
Accounts payable	(98,587)
Current unearned revenue	(26,047)
Accrued expenses and other liabilities	(59,600)
Current portion of notes payable	(25,254)
Income tax payable	(1,400)
Non-current unearned revenue	(11,498)
Pension liability	(6,820)
Other non-current liabilities	(6,094)
Non-current portion of revolving credit agreements and notes payable	(15,250)
Non-current lease obligations	(20,046)
Deferred tax liabilities	(74,379)
Total net assets acquired	$535,518
Goodwill	$359,157

The allocation of the purchase price and fair value assessment of goodwill, property, plant and equipment, intangible assets, inventory, deferred tax assets, and deferred tax liabilities is preliminary as a result of ongoing valuation procedures on the assets acquired and liabilities assumed. The acquisition accounting is subject to revision once the Company receives final information. It is possible that the final assessment of fair value may differ materially from the preliminary assessment. If the final assessment differs from this preliminary assessment, the measurement period adjustments will be recorded in the period in which they are determined as if they had been completed at the acquisition date.

The preliminary fair value of the assets acquired include accounts receivable of $114.7 million and other receivables of $1.5 million. The unpaid principal balance under these receivables is $118.5 million and $1.5 million, respectively. The difference between the fair value and the unpaid principal balance primarily represents amounts expected to be uncollectible.

The fair value of the intangible assets acquired as of the acquisition date:

(In thousands)	Estimated-average useful life (in years) (1)	Fair value	Income Statement Amortization Classification
Developed technology	8.5	$293,530	Cost of revenue - Network Solutions
Backlog	1.4	52,165	Cost of revenue - Network Solutions and Services & Support
Customer relationships	10.5	32,704	Selling, general and administrative expenses
Trade name	2.8	26,986	Selling, general and administrative expenses
Total		$405,385

(1) Determination of the weighted average period of the individual categories of intangible assets was based on the nature of the applicable intangible asset and the expected future cash flows to be derived from the intangible asset. Amortization of intangible assets with definite lives is recognized over the period of time the assets are expected to contribute to future cash flows.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. Based on preliminary estimates, the ADVA acquisition resulted in the recognition of goodwill of $359.2 million, which the Company believes is attributable to the value driven by the Company’s expected growth of the business, synergies, and expanded market and product opportunities. Goodwill created as a result of the ADVA acquisition is not deductible for tax purposes.

After the Business Combination, the chief operating decision maker assessed and will continue to assess the Company’s performance and allocate resources to its two segments (1) Network Solutions and (2) Services & Support. Based on preliminary estimates, the goodwill resulting from the Business Combination of $270.6 million was allocated to the Network Solutions segment, and $88.6 million was allocated to the Services & Support segment. See Note 18 of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report for more information about the Company’s segments.

As of the acquisition date, the fair value of the non-controlling interest was approximately $316.4 million and determined using a market approach. As a portion of ADVA shares will remain trading after the Business Combination, the non-controlling interest was calculated using 17,941,496 ADVA shares held by non-controlling interest multiplied by the ADVA closing share price of €17.58 ($17.64 using the July 15, 2022 EUR to USD conversion rate of $1.00318) on July 15, 2022.

The Company included the financial results of ADVA in its consolidated financial statements since July 15, 2022, the acquisition date. The net revenue and net loss from the ADVA business since July 15, 2022, were $163.8 million and $8.4 million, respectively, which are included in the Company’s Condensed Consolidated Statement of Loss. The net loss attributable to non-controlling interest from the ADVA business for the three and nine months ended September 30, 2022 was $2.9 million.

As of September 30, 2022, the Company has incurred $25.2 million of transaction costs related to the Business Combination, of which $10.6 million and $5.1 million were incurred during the three months ended September 30, 2022 and 2021, respectively and $13.3 million and $6.4 million were incurred during the nine months ended September, 30 2022 and 2021, respectively. The Company expects to incur an estimated $1.1 million of additional transaction costs related to the Business Combination. These transaction costs are recorded in selling, general and administrative expense in the Condensed Consolidated Statements of Loss.

Supplemental Pro Forma Information (Unaudited)

The unaudited pro forma financial information in the table below summarizes the combined results of operations for ADTRAN and ADVA as though the Business Combination had occurred on January 1, 2021. The pro forma amounts have been adjusted for differences in basis of accounting which are determined before taking into effect the impacts of purchase accounting and Business Combination accounting impacts.

The following unaudited pro forma information is presented for illustrative purposes only. It is not necessarily indicative of the results of operations of future periods, the results of operations that actually would have been realized had the entities been a single company as of January 1, 2021, or the future operating results of the combined entities. The unaudited pro forma information does not give effect to the potential impact of current financial conditions, regulatory matters or any anticipated synergies, operating efficiencies or cost savings that may be associated with the acquisition. The unaudited pro forma information also does not include any integration costs or remaining future transaction costs that the Company may incur related to the acquisition as part of combining the operations of the companies.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2022	2021	2022	2021
Revenue	$368,192	$317,067	$1,053,510	$942,003
Net income (loss)	$(48,084)	$(44,154)	$(60,494)	$(133,321)

3. CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows:

	As of	As of
(In thousands)	September 30, 2022	December 31, 2021
Cash and cash equivalents	$111,099	$56,603
Restricted cash	—	215
Cash, cash equivalents and restricted cash	$111,099	$56,818

4. REVENUE

The following is a description of the principal activities from which revenue is generated by reportable segment:

Network Solutions Segment - Includes hardware and software products that enable a digital future.

Services & Support Segment - Includes network design, implementation, maintenance and cloud-hosted services supporting the Company's Subscriber, Access and Aggregation, and Optical Networking Solutions.

Revenue by Category

In addition to the Company's reportable segments, revenue is also reported for the following three categories – Subscriber Solutions, Access & Aggregation Solutions and Optical Networking Solutions.

Prior to the Business Combination with ADVA on July 15, 2022, ADTRAN reported revenue across the following three categories: (1) Access & Aggregation, (2) Subscriber Solutions & Experience and (3) Traditional & Other Products. Following the Business Combination with ADVA, we have recast these revenues such that ADTRAN’s former Access & Aggregation revenue is combined with a portion of the applicable ADVA solutions to create Access & Aggregation Solutions, ADTRAN’s former Subscriber Solutions & Experience revenue is combined with a portion of the applicable ADVA solutions to create Subscriber Solutions, and the revenue from Traditional & Other products is now included in the applicable Access & Aggregation Solutions or Subscriber Solutions category. Optical Networking Solutions is a new revenue category added to represent a meaningful portion of ADVA’s portfolio.

Our Subscriber Solutions portfolio is used by service providers to terminate their access services infrastructure at the customer premises while providing an immersive and interactive experience for residential, business and wholesale subscribers. This revenue category includes hardware- and software-based products and services. These solutions include fiber termination solutions for residential, business and wholesale subscribers, Wi-Fi access solutions for residential and business subscribers, Ethernet switching and network edge virtualization solutions for business subscribers, and cloud software solutions covering a mix of subscriber types.

Our Access & Aggregation Solutions are solutions that are used by communications service providers to connect residential subscribers, business subscribers and mobile radio networks to the service providers’ metro network, primarily through fiber-based connectivity. This revenue category includes hardware- and software-based products and services. Our solutions within this category are a mix of fiber access and aggregation platforms, precision network synchronization and timing solutions, and access orchestration solutions that ensure highly reliable and efficient network performance.

Our Optical Networking Solutions are used by communications service providers, internet content providers and large-scale enterprises to securely interconnect metro and regional networks over fiber. This revenue category includes hardware- and software-based products and services. Our solutions within this category include open optical terminals, open line systems, optical subsystems and modules, network infrastructure assurance systems, and automation platforms that are used to build high-scale, secure and assured optical networks.

The following tables disaggregate revenue by reportable segment and revenue category. Prior year amounts presented below have been reclassified to conform to the current period revenue category presentation:

	Three Months Ended
	September 30, 2022			September 30, 2021
(In thousands)	Network Solutions	Services & Support	Total	Network Solutions	Services & Support	Total
Subscriber Solutions	$125,338	$8,337	$133,675	$42,704	$4,163	$46,867
Access & Aggregation Solutions	76,591	11,598	88,189	78,063	13,151	91,214
Optical Networking Solutions	103,011	15,834	118,845	—	—	—
Total	$304,940	$35,769	$340,709	$120,767	$17,314	$138,081

	Nine Months Ended
	September 30, 2022			September 30, 2021
(In thousands)	Network Solutions	Services & Support	Total	Network Solutions	Services & Support	Total
Subscriber Solutions	$252,899	$17,248	$270,147	$140,257	$12,232	$152,489
Access & Aggregation Solutions	243,396	34,877	278,273	219,768	36,589	256,357
Optical Networking Solutions	103,011	15,834	118,845	—	—	—
Total	$599,306	$67,959	$667,265	$360,025	$48,821	$408,846

The aggregate amount of transaction price allocated to remaining performance obligations that have not been satisfied as of September 30, 2022 and December 31, 2021 related to contractual maintenance agreements, contractual SaaS and subscription services, and hardware contracts that exceed one year in duration amounted to $276.5 million and $101.1 million, respectively. As of September 30, 2022, approximately 82% is expected to be recognized over the next 12 months and the remainder recognized thereafter. The majority of the Company's remaining performance obligations at September 30, 2022 are related to contracts or orders that have an original expected duration of one year or less, for which the Company is electing to utilize the practical expedient available within the guidance, and are excluded from the transaction price related to these future obligations. The Company will generally satisfy the remaining performance obligations as we transfer control of the products ordered or services to our customers, excluding maintenance services, which are satisfied over time.

The following table provides information about receivables, contract assets and unearned revenue from contracts with customers:

	As of	As of
(In thousands)	September 30, 2022	December 31, 2021
Accounts receivable, net	$302,401	$158,742
Contract assets(1)	$1,790	$464
Unearned revenue	$40,993	$17,737
Non-current unearned revenue	$18,269	$9,271

(1) Included in other receivables on the Condensed Consolidated Balance Sheets.

The Company is party to a receivables purchase agreement with a financial institution (the “Factor”). Pursuant to the terms of the arrangement, the Company, on a revolving basis, sells to the Factor certain of its accounts receivable balances without recourse. On each sale date, the Factor retains from the sale price a default reserve, up to a required balance, which are held by the Factor in a reserve account and pledged to the Company. The Factor is entitled to withdraw from the reserve account the sale price of a defaulted receivable. As of September 30, 2022, accounts receivable totaling $16.1 million were sold, of which $1.3 million was retained by the Factor in the reserve account. The balance in the reserve account is included in other assets on the Condensed Consolidated Balance Sheets. As of September 30, 2022, the Company has an allowance for doubtful accounts related to factored accounts receivable totaling $0.1 million. As of September 30, 2022, accounts receivables include $31.1 million related to the existing sale of receivables for which the transfer of the receivable has not taken place. The cost of receivables purchase agreement is included in interest expense in the Condensed Consolidated Statements of Loss and totaled $0.3 million for the three and nine months ended September 30, 2022.

Of the outstanding unearned revenue balances as of December 31, 2021, $2.8 million and $12.3 million was recognized as revenue during the three and nine months ended September 30, 2022, respectively. Of the $14.1 million of outstanding unearned revenue balances as of December 31, 2020, $2.0 million and $9.8 million was recognized as revenue during the three and nine months ended September 30, 2021, respectively.

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

As of September 30, 2022 and December 31, 2021, the Company’s outstanding accounts receivable balance was $302.4 million, and $158.7 million, respectively. The Company assessed the need for an allowance for credit losses related to its outstanding accounts receivable using the historical loss-rate method as well as assessing asset-specific risks. The assessment of asset-specific risks included the evaluation of relevant available information, from internal and external sources, relating to current conditions that may affect a customer’s ability to pay, such as the customer’s current financial condition, credit rating by geographic location, as provided by a third party and/or by customer, if needed, and the overall macro-economic conditions in which the customer operates. The Company pooled assets by geographic location to determine if an allowance should be applied to its accounts receivable balance, assessing the specific country risk rating and overall economics of that particular country. If elevated risk existed, or customer specific risk indicated the accounts receivable balance was at risk, the Company further analyzed the need for an allowance related to specific accounts receivable balances. Additionally, the Company determined that significant changes to customer country risk rating from period-to-period and from the end of the prior year to the end of the current quarter would require further review and analysis by the Company.

The allowance for credit losses was $0.2 million as of September 30, 2022 related to accounts receivable. No allowance for credit losses was recorded as of December 31, 2021 related to accounts receivable.

Contract Assets

The Company records contract assets when it has recognized revenue but has not yet billed the customer. As of September 30, 2022 and December 31, 2021, the Company’s outstanding contract asset balance was $1.8 million and $0.5 million, respectively, which is included in other receivables on the Consolidated Balance Sheets. The Company assessed the need for an allowance for credit losses related to its outstanding contract assets using the historical loss-rate method as well as asset-specific risks. The Company’s historical losses related to contract assets receivable have been immaterial as evidenced by historical write-offs due to collectability. Asset-specific risk included the evaluation of relevant available information, from internal and external sources, relating to current conditions that may affect a customer’s ability to pay once invoiced, such as the customer’s financial condition, credit rating by geographic location as provided by a third party and/or by customer, if needed, and the overall macro-economic conditions in which the customer operates. The Company pooled assets by geographic location to determine if an allowance should be applied to its contract asset balance, assessing the specific country risk rating and the overall economics of that particular country. If elevated risk existed, or customer specific risk indicated the contract balance was at risk, the Company further analyzed the need for an allowance related to specific customer balances. Additionally, the Company determined that significant changes to customer country risk rating from period-to-period and from the end of the prior year to the end of the current quarter would be subject to further review and analysis by the Company.

No allowance for credit losses was recorded for the year ended September 30, 2022 and December 31, 2021 related to contract assets.

5. INCOME TAXES

The Company's effective tax rate changed from an expense of 14.1% of pre-tax income for the three months ended September 30, 2021, to a benefit of 8.8% of pre-tax income for the three months ended September 30, 2022 and changed from an expense of 354.5% of pre-tax income for the nine months ended September 30, 2021, to a benefit of 9.4% of pre-tax income for the nine months ended September 30, 2022. The change in the effective tax rate for the three and nine months ended September 30, 2022, was driven primarily by a change in our estimated tax rate as a result of the closing of the Business Combination with ADVA during the third quarter of 2022, the requirement to begin capitalizing Research and Development expenses for U.S. tax purposes beginning in 2022 as previously passed as part of the Tax Cuts and Jobs Act in December 2017 and the associated impact of those changes on our previously established valuation allowance.

The Company continually reviews the adequacy of its valuation allowance and recognizes the benefits of deferred tax assets only as the assessment indicates that it is more likely than not that the deferred tax assets will be recognized in accordance with ASC 740, Income Taxes. As of September 30, 2022, the Company had net deferred tax assets totaling $29.2 million, and a valuation allowance totaling $66.1 million against those deferred tax assets. The remaining $36.9 million in deferred tax liabilities are primarily related to purchase price intangibles from the Business Combination closed with ADVA during the third quarter of 2022. During the nine months ended September 30, 2022, the total change in the valuation allowance against our domestic and international deferred tax assets was recorded in the amount of $15.8 million and $0.2 million, respectively. Our assessment of the realizability of our deferred tax assets includes the evaluation of historical operating results as well as the evaluation of evidence which requires significant judgment, including the evaluation of our three-year cumulative income position, future taxable income projections and tax planning strategies. Should management’s conclusion change in the future and an additional valuation allowance, or a partial or full release of the valuation allowance becomes necessary, it may have a material effect on our consolidated financial statements.

Supplemental balance sheet information related to deferred tax assets (liabilities) is as follows:

	As of September 30, 2022
(In thousands)	Deferred Tax Assets (Liabilities)	Valuation Allowance	Deferred Tax Liabilities, net
Domestic	$68,723	$(64,054)	$4,669
International	(39,493)	(2,060)	(41,553)
Total	$29,230	$(66,114)	$(36,884)

	As of December 31, 2021
(In thousands)	Deferred Tax Assets	Valuation Allowance	Deferred Tax Assets, net
Domestic	$48,265	$(48,265)	$—
International	11,378	(2,299)	9,079
Total	$59,643	$(50,564)	$9,079

6. STOCK-BASED COMPENSATION

For the three months ended September 30, 2022 and 2021, stock-based compensation expense was $12.1 million and $1.8 million, respectively. For the nine months ended September 30, 2022 and 2021, stock-based compensation expense was $15.9 million and $5.5 million, respectively.

PSUs, RSUs and Restricted Stock - ADTRAN Holdings, Inc.

The following table summarizes the RSUs and restricted stock outstanding as of December 31, 2021 and September 30, 2022 and the changes that occurred during the nine months ended September 30, 2022:

	Number of Shares (in thousands)	Weighted Avg. Grant Date Fair Value (per share)
Unvested RSUs and restricted stock outstanding, December 31, 2021	1,930	$14.11
RSUs and restricted stock granted	545	$19.96
RSUs and restricted stock vested	(20)	$13.67
RSUs and restricted stock forfeited	(46)	$14.18
Unvested RSUs and restricted stock outstanding, September 30, 2022	2,409	$17.36

During each of the nine months ended September 30, 2022 and 2021, the Company granted 0.3 million performance-based PSUs to its executive officers and certain employees. The grant-date fair value of these performance-based awards was based on the closing price of the Company’s stock on the date of grant. These awards vest over one-year, two-year and three-year periods, respectively, subject to the grantee’s continued employment, with the ability to earn shares in a range of 0% to 142.8% of the awarded number of PSUs based on the achievement of defined performance targets. Equity-based compensation expense with respect to these awards may be adjusted over the vesting period to reflect the probability of achievement of performance targets defined in the award agreements. Pursuant to the Business Combination, the unearned performance-based PSUs converted to time-based RSUs which was treated as an award modification during the third quarter of 2022. This resulted in incremental compensation and unrecognized compensation expense totaling $17.8 million of which $8.9 million was recognized during the three months ended September 30, 2022 and the remainder will be recognized over the remaining service period of 0.3 years. Unrecognized compensation expense will be adjusted for actual forfeitures.

Pursuant to the Business Combination, 0.3 million shares of market-based PSU awards converted to time-based RSU's awards which was treated as an award modification during the third quarter of 2022. Given that the fair value of these awards after the modification was less than the fair value of the awards immediately before the modification, no incremental compensation expense was recognized. The Company continued to recognize compensation expense based on the award's original grant date fair value. As of September 30, 2022, there was $2.1 million of unrecognized compensation expense related to these awards which will be recognized over the weighted average remaining service period of 1.1 years.

The fair value of RSUs and restricted stock is equal to the closing price of its stock on the date of grant. The fair value of PSUs with market conditions is calculated using a Monte Carlo simulation valuation method.

As of September 30, 2022, total unrecognized compensation expense related to non-vested market-based RSUs and restricted stock was approximately $24.6 million, which will be recognized over the remaining weighted-average period of 1.6 years.

As of September 30, 2022, 3.4 million shares were available for issuance under stockholder-approved equity plans.

Stock Options - ADTRAN Holdings, Inc.

The following table summarizes ADTRAN Holdings, Inc. stock options outstanding as of December 31, 2021 and September 30, 2022 and the changes that occurred during the nine months ended September 30, 2022:

	Number of Stock Options (in thousands)	Weighted Avg. Exercise Price (per share)	Weighted Avg. Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Stock options outstanding, December 31, 2021	1,721	$19.37	2.4	$6,669
ADVA stock options replaced by ADTRAN Holdings stock options(1)	1,980	$11.16
Stock options exercised	(439)	$16.16
Stock options forfeited	(12)	$11.08
Stock options expired	(70)	$26.38
Stock options outstanding, September 30, 2022	3,180	$14.58	3.5	$17,839
Stock options exercisable, September 30, 2022	1,627	$16.85	2.0	$6,375

(1) Each ADVA stock option surrendered was exchanged for 0.8244 ADTRAN Holdings stock options.

As of September 30, 2022, there was $9.0 million of unrecognized compensation expense related to stock options which will be recognized over the remaining weighted-average period of 2.7 years.

Pursuant to the Business Combination, which closed on July 15, 2022, ADVA stock option holders were entitled to have their ADVA stock options assumed by ADTRAN Holdings (applying the exchange ratio in the Business Combination Agreement), thereafter representing options to acquire stock of ADTRAN Holdings. The maximum number of shares of ADTRAN Holdings stock potentially issuable upon such assumption was 2.1 million shares. The period in which such options could be assumed ended July 22, 2022. A total of 2.0 million shares of ADTRAN Holdings stock are subject to assumed ADVA options. The determination of the fair value of stock options assumed by ADTRAN Holdings was estimated using the Monte Carlo method and is affected by its stock price, as well as assumptions regarding a number of complex and subjective variables that may have a significant impact on the fair value estimate. The stock option pricing model requires the use of several assumptions that impact the fair value estimate. These variables include, but are not limited to, the volatility of the Company's stock price and employee exercise behaviors.

All of the options were previously issued at exercise prices that approximated fair market value at the date of grant.

The aggregate intrinsic value of stock options represents the total pre-tax intrinsic value (the difference between ADTRAN’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2022. The amount of aggregate intrinsic value was $17.8 million as of September 30, 2022 and will change based on the fair market value of ADTRAN’s stock. The total pre-tax intrinsic value of options exercised during the nine months ended September 30, 2022 was $3.4 million.

Stock Options - ADVA Optical Networking SE

The following table summarizes ADVA Optical Networking SE stock options outstanding as of July 15, 2022 (the Business Combination closing date) and September 30, 2022 and the changes that occurred between July 15, 2022 and September 30, 2022:

	Number of Stock Options (in thousands)	Weighted Avg. Exercise Price (per share)	Weighted Avg. Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Stock options outstanding, July 15, 2022	2,745	$9.09	4.6	$27,205
Stock options exercised	(56)	$6.79
ADVA stock options replaced by ADTRAN Holdings stock options(1)	(2,403)	$9.25
Stock options forfeited	(4)	$7.91
Stock options outstanding, September 30, 2022	282	$8.45	3.9	$2,976
Stock options exercisable, September 30, 2022	32	$7.72	1.2	$363

(1) Each ADVA stock option surrendered was exchanged for 0.8244 ADTRAN Holdings stock options.

As of September 30, 2022, there was $0.3 million of unrecognized compensation expense related to stock options which will be recognized over the remaining weighted-average period of 1.1 years.

All of the options were previously issued at exercise prices that approximated fair market value at the date of grant.

The aggregate intrinsic value of stock options represents the total pre-tax intrinsic value (the difference between ADVA's closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2022. The amount of aggregate intrinsic value was $3.0 million as of September 30, 2022 and will change based on the fair market value of ADVA's stock. The total pre-tax intrinsic value of options exercised during the period July 15, 2022 through September 30, 2022 was $0.7 million.

7. INVESTMENTS

Debt Securities and Other Investments

The following debt securities and other investments were included on the Condensed Consolidated Balance Sheets and recorded at fair value:

	As of September 30, 2022
	Amortized	Gross Unrealized		Fair
(In thousands)	Cost	Gains	Losses	Value
Corporate bonds	$9,358	$—	$(374)	$8,984
Municipal fixed-rate bonds	1,411	—	(54)	1,357
Asset-backed bonds	2,988	—	(77)	2,911
Mortgage/Agency-backed bonds	4,720	—	(280)	4,440
U.S. government bonds	11,231	—	(642)	10,589
Foreign government bonds	409	—	(27)	382
Available-for-sale debt securities held at fair value	$30,117	$—	$(1,454)	$28,663

	As of December 31, 2021
	Amortized	Gross Unrealized		Fair
(In thousands)	Cost	Gains	Losses	Value
Corporate bonds	$10,776	$6	$(35)	$10,747
Municipal fixed-rate bonds	1,553	2	(4)	1,551
Asset-backed bonds	322	3	(3)	322
Mortgage/Agency-backed bonds	4,754	15	(33)	4,736
U.S. government bonds	12,251	12	(92)	12,171
Foreign government bonds	543	—	(4)	539
Available-for-sale debt securities held at fair value	$30,199	$38	$(171)	$30,066

The contractual maturities related to debt securities and other investments were as follows:

	As of September 30, 2022
(In thousands)	Corporate bonds	Municipal fixed-rate bonds	Asset- backed bonds	Mortgage/ Agency- backed bonds	U.S. government bonds	Foreign government bonds
Less than one year	$96	$525	$—	$182	$—	$—
One to two years	5,371	722	95	464	7,421	275
Two to three years	3,517	110	715	1,321	2,889	107
Three to five years	—	—	1,306	166	279	—
Five to ten years	—	—	382	810	—	—
More than ten years	—	—	413	1,497	—	—
Total	$8,984	$1,357	$2,911	$4,440	$10,589	$382

Actual maturities may differ from contractual maturities as some borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Realized gains and losses on sales of debt securities are computed under the specific identification method. The following table presents the gross realized gains and losses related to its debt securities:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2022	2021	2022	2021
Gross realized gain on debt securities	$1	$22	$14	$206
Gross realized loss on debt securities	(116)	(17)	(242)	(53)
Total (loss) gain recognized, net	$(115)	$5	$(228)	$153

Income generated from available-for-sale debt securities was recorded as interest and dividend income in the Condensed Consolidated Statements of Loss. No allowance for credit losses was recorded for the nine months ended September 30, 2022 and 2021 related to available-for-sale debt securities. The Company’s investment policy provides limitations for issuer concentration, which limits, at the time of purchase, the concentration in any one issuer to 5% of the market value of its total investment portfolio. The Company did not purchase any available-for-sale debt security with credit deterioration during the nine months ended September 30, 2022.

Realized and unrealized gains and losses related to marketable equity securities were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2022	2021	2022	2021
Realized (loss) gain on equity securities sold	$(1,358)	$—	$(1,675)	$(55)
Unrealized (loss) gain on equity securities held	(1,217)	(68)	(8,849)	2,844
Total (loss) gain recognized, net	$(2,575)	$(68)	$(10,524)	$2,789

Income generated from marketable equity securities was recorded as interest and dividend income in the Condensed Consolidated Statements of Loss. U.S. GAAP establishes a three-level valuation hierarchy based upon observable and unobservable inputs for fair value measurement of financial instruments:

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

The Company’s cash equivalents and investments held at fair value are categorized into this hierarchy as follows:

		Fair Value Measurements as of September 30, 2022 Using
(In thousands)	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$698	$698	$—	$—
Available-for-sale debt securities
Corporate bonds	8,984	—	8,984	—
Municipal fixed-rate bonds	1,357	—	1,357	—
Asset-backed bonds	2,911	—	2,911	—
Mortgage/Agency-backed bonds	4,440	—	4,440	—
U.S. government bonds	10,589	10,589	—	—
Foreign government securities	382	—	382	—
Marketable equity securities
Marketable equity securities – various industries	760	760	—	—
Deferred compensation plan assets	21,511	21,511	—	—
Total	$51,632	$33,558	$18,074	$—

		Fair Value Measurements as of December 31, 2021 Using
(In thousands)	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$652	$652	$—	$—
Available-for-sale debt securities
Corporate bonds	10,747	—	10,747	—
Municipal fixed-rate bonds	1,551	—	1,551	—
Asset-backed bonds	322	—	322	—
Mortgage/Agency-backed bonds	4,736	—	4,736	—
U.S. government bonds	12,171	12,171	—	—
Foreign government bonds	539	—	539	—
Marketable equity securities
Marketable equity securities – various industries	12,606	12,606	—	—
Deferred compensation plan assets	26,935	26,935	—	—
Total	$70,259	$52,364	$17,895	$—

The fair value of its Level 2 securities is calculated using a weighted average market price for each security. Market prices are obtained from a variety of industry standard data providers, large financial institutions and other third-party sources. These multiple market prices are used as inputs into a distribution-curve-based algorithm to determine the daily market value of each security.

8. INVENTORY

Inventory consisted of the following:

	As of	As of
(In thousands)	September 30, 2022	December 31, 2021
Raw materials	$177,554	$74,709
Work in process	10,625	2,143
Finished goods	227,984	63,039
Total inventory, net	$416,163	$139,891

Inventory reserves are established for estimated excess and obsolete inventory equal to the difference between the cost of the inventory and the estimated net realizable value of the inventory based on estimated reserve percentages, which considers historical usage, known trends, inventory age and market conditions. As of September 30, 2022 and December 31, 2021, inventory reserves were $51.3 million and $44.6 million, respectively.

9. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	As of	As of
(In thousands)	September 30, 2022	December 31, 2021
Engineering and other equipment	$162,445	$134,771
Building	80,807	68,157
Computer hardware and software	79,990	72,274
Building and land improvements	40,132	35,578
Furniture and fixtures	20,891	19,917
Land	5,298	4,575
Other assets	4,835	—
Total property, plant and equipment	394,398	335,272
Less: accumulated depreciation	(289,821)	(279,506)
Total property, plant and equipment, net	$104,577	$55,766

Long-lived assets used in operations are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and the undiscounted cash flows estimated to be generated by the asset are less than the asset’s carrying value. In connection with the planned integration of information technology following the Business Combination, we determined that certain projects no longer fit our needs. As a result the Company recognized impairment charges of $17.0 million during the three and nine months ended September 30, 2022 related to capitalized implementation costs for a cloud computing arrangement. The impairment charges were determined based on actual costs incurred.

Depreciation expense was $7.1 million and $3.0 million for the three months ended September 30, 2022 and 2021, respectively, and $12.6 million and $9.1 million for the nine months ended September 30, 2022 and 2021, respectively, which is recorded in cost of revenue, selling, general and administrative expenses and research and development expenses in the Condensed Consolidated Statements of Loss.

10. GOODWILL

The changes in the carrying amount of goodwill for the nine months ended September 30, 2022 are as follows:

(In thousands)	Network Solutions	Services & Support	Total
As of December 31, 2021	$6,568	$400	$6,968
Goodwill from Business Combination with ADVA	270,568	88,589	359,157
Foreign currency translation adjustments	(6,220)	(2,036)	(8,256)
As of September 30, 2022	$270,916	$86,953	$357,869

Goodwill represents the excess purchase price over the fair value of net assets acquired. We qualitatively assess the carrying value of goodwill each reporting period for events or circumstance changes that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Based on its assessment of certain qualitative factors such as macro-economic conditions, industry and market considerations, costs factors and overall financial performance, management concluded that no such events or circumstance changes were identified that would suggest that the fair value of the goodwill was more likely than not greater than its carrying amount as of September 30, 2022. No impairment of goodwill was recorded during the three and nine months ended September 30, 2022 and 2021.

11. INTANGIBLE ASSETS

Intangible assets consisted of the following:

		As of September 30, 2022			As of December 31, 2021
(In thousands)	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	10.9	$52,139	$(11,207)	$40,932	$20,796	$(9,906)	$10,890
Backlog	1.4	50,966	(9,325)	41,641	—	—	—
Developed technology	8.5	294,983	(11,565)	283,418	8,200	(3,683)	4,517
Licensed technology	9.0	5,900	(2,977)	2,923	5,900	(2,486)	3,414
Licensing agreements	8.5	560	(280)	280	560	(225)	335
Patents	7.3	500	(414)	86	500	(363)	137
Trade names	2.8	26,575	(2,280)	24,295	210	(210)	—
Total		$431,623	$(38,048)	$393,575	$36,166	$(16,873)	$19,293

The Company evaluates the carrying value of intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and the undiscounted cash flows estimated to be generated by the asset are less than the asset’s carrying value. Due to the current economic environment, particularly related to COVID-19, the Company assessed impairment triggers related to intangible assets during each financial period in 2022 and 2021. As a result, no quantitative impairment test of long-lived assets was performed as of September 30, 2022 and 2021, and no impairment losses of intangible assets were recorded during the three and nine months ended September 30, 2022 and 2021.

Amortization expense was $20.4 million and $1.0 million in the three months ended September 30, 2022 and 2021, respectively, and $22.2 million and $3.1 million in the nine months ended September 30, 2022 and 2021, respectively, and was included in cost of revenue, selling, general and administrative expenses and research and development expenses in the Condensed Consolidated Statements of Loss.

Estimated future amortization expense of intangible assets was as follows:

As of
(In thousands)	September 30, 2022
2022	$23,691
2023	75,677
2024	53,021
2025	42,623
2026	39,505
Thereafter	159,058
Total	$393,575

12. LEASES

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

As of September 30, 2022, our operating leases had remaining lease terms ranging from one month to seventy-eight months, some of which included options to extend the leases for up to five years, and some of which included options to terminate the leases within three months. For those leases that are reasonably assured to be renewed, we have included the option to extend as part of our right of use asset and lease liability. Supplemental balance sheet information related to operating leases is as follows:

(In thousands)	Classification	September 30, 2022	December 31, 2021
Assets
Operating lease asset	Other assets	$28,081	$4,922
Total lease asset		$28,081	$4,922

Liabilities
Current operating lease liability	Accrued expenses	$6,604	$1,730
Non-current operating lease liability	Non-current lease obligations	21,490	3,269
Total lease liability		$28,094	$4,999

Leases with an initial term of 12 months or less are not recorded on the balance sheet and the lease expense for these leases is recognized on a straight-line basis over the lease term. Lease expense related to these short-term leases was less than $0.1 million for the three and nine months ended September 30, 2022 and 2021, and is included in cost of revenue, selling, general and administrative expenses and research and development expenses in the Condensed Consolidated Statements of Loss. Lease expense related to variable lease payments that do not depend on an index or rate, such as real estate taxes and insurance reimbursements, was $0.2 million and $0.1 million for the three months ended September 30, 2022 and 2021, respectively, and $0.5 million and $0.4 million for the nine months ended September 30, 2022 and 2021, respectively. For lease agreements entered into or reassessed after the adoption of Topic 842, we elected to not separate lease and non-lease components. Our lease agreements do not contain any material residual value guarantees.

The components of lease expense included in the Condensed Consolidated Statements of Loss were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2022	2021	2022	2021
Selling, general and administrative expenses	$1,444	$196	$1,704	$645
Research and development expenses	228	261	719	815
Cost of sales	20	14	59	38
Total operating lease expense	$1,692	$471	$2,482	$1,498

As of September 30, 2022 and December 31, 2021, operating lease liabilities included on the Condensed Consolidated Balance Sheets by future maturity were as follows:

(In thousands)	September 30, 2022	December 31, 2021
2022	$2,209	$1,767
2023	8,421	1,419
2024	7,098	1,188
2025	5,838	710
2026	3,354	—
Thereafter	5,107	—
Total lease payments	32,027	5,084
Less: Interest	(3,933)	(85)
Present value of lease liabilities	$28,094	$4,999

Future operating lease payments include $4.5 million related to options to extend lease terms that are reasonably certain of being exercised. There are material legally binding leases that have not yet commenced.

An incremental borrowing rate is used based on information available at the commencement date in determining the present value of lease payments. The incremental borrowing rate is determined on a portfolio basis by grouping leases with similar terms, as well as grouping leases based on a U.S. dollar or Euro functional currency. The following table provides information about our weighted average lease terms and weighted average discount rates:

As of September 30, 2022
Weighted average remaining lease term (in years)
Operating leases with USD functional currency	1.6
Operating leases with Euro functional currency	4.5
Weighted average discount rate
Operating leases with USD functional currency	3.93%
Operating leases with Euro functional currency	4.05%

For the nine months ended September 30, 2022 and 2021, the Company used $2.3 million and $1.4 million of cash in operating activities related to operating leases, respectively.

Net Investment in Sales-Type Leases

We are the lessor in sales-type lease arrangements for network equipment, which consisted of the following:

	As of	As of
(In thousands)	September 30, 2022	December 31, 2021
Current minimum lease payments receivable(1)	$11	$92
Non-current minimum lease payments receivable(2)	—	4
Total minimum lease payments receivable	11	96
Less: Current unearned revenue(1)	5	70
Less: Non-current unearned revenue(2)	—	1
Net investment in sales-type leases	$6	$25

(1)
Included in other receivables on the Condensed Consolidated Balance Sheets.
(2)
Included in other assets on the Condensed Consolidated Balance Sheets.

13. REVOLVING CREDIT AGREEMENTS

The carrying amounts of the Company's revolving credit agreements in its Condensed Consolidated Balance Sheets were as follows:

	As of	As of
(In thousands)	September 30, 2022	December 31, 2021
Wells Fargo credit agreement	$60,000	$—
Nord/LB revolving line of credit	14,702	—
Syndicated credit agreement working capital line of credit	9,801	—
Wells Fargo revolving credit agreement	—	—
Cadence revolving credit agreement	—	—
Total revolving credit agreements	$84,503	$—

As of September 30, 2022, the weighted average interest rate on our revolving credit agreements was 4.05%

Wells Fargo Credit Agreement

On July 18, 2022, ADTRAN Holdings, Inc. and ADTRAN, Inc., as the borrower, entered into a credit agreement with a syndicate of banks, including Wells Fargo Bank, National Association, as administrative agent (“Administrative Agent”), and the other lenders named therein (the “Credit Agreement”). The Credit Agreement allows for borrowings of up to $100 million in aggregate principal amount, subject to being increased to up to $400 million in aggregate principal amount upon the Company or Borrower’s execution of a DPLTA with ADVA or a parent of ADVA, among other conditions (the “Senior Credit Facilities Increase”). On October 18, 2022, the Board of Directors of the Company. and the management board of ADVA, agreed on a final draft of a DPLTA between the Company, as the controlling company, and ADVA, as the controlled company. See Note 21 of the Notes to Condensed Consolidated Financial Statements for further information.

The Credit Agreement replaced the Cadence Revolving Credit Agreement and the Wells Fargo Revolving Credit Agreement. In connection with the entry into the Credit Agreement, all outstanding borrowings under such credit agreements have been repaid and the agreements terminated.

As of September 30, 2022, ADTRAN, Inc.’s borrowings under the revolving line of credit were $60.0 million in tranches that mature during the fourth quarter of 2022 and can either be repaid or borrowed again for a one month, three month or six month period. In addition, we may issue up to $25 million in letters of credit against our $100 million dollar total facility. As of September 30, 2022, we had a total of $16.0 million in letters of credit with ADTRAN, Inc. outstanding against our eligible borrowings, leaving a net amount of $24.0 million available for future borrowings. Any future credit extensions under the Credit Agreement are subject to customary conditions precedent. The proceeds of any loans are expected to be used for general corporate purposes and to pay a portion of the Exchange Offer consideration.

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

The Credit Agreement permits the Company to prepay any or all of the outstanding loans or to reduce the commitments under the Credit Agreement without incurring premiums or penalties (except breakage costs with respect to SOFR Loans and EURIBOR Loans). The Credit Agreement contains customary affirmative and negative covenants, including incurrence covenants and certain other limitations on the ability of the Company and the Company’s subsidiaries to incur additional debt, guarantee other obligations, grant liens on assets, make investments, dispose of assets, pay dividends or other payments on capital stock, make restricted payments, engage in mergers or consolidations, engage in transactions with affiliates, modify its organizational documents, and enter into certain restrictive agreements. It also contains customary events of default (subject to customary cure periods and materiality thresholds). Furthermore, the Credit Agreement requires that the consolidated total net leverage ratio (as defined in the Credit Agreement) of the Company and its subsidiaries tested on the last day of each fiscal quarter not exceed 3.25 to 1.0 through September 30, 2024 and 2.75 to 1.00 from December 31, 2024 and thereafter, subject to certain exceptions. The Credit Agreement also requires that the consolidated interest coverage ratio (as defined in the Credit Agreement) of the Company and its subsidiaries tested on the last day of each fiscal quarter not fall below 3.00 to 1.00. As of September 30, 2022, the Company was in compliance with all material covenants. The Credit Agreement matures in July 2027 but provides the Company with an option to request extensions subject to customary conditions.

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

Nord/LB Revolving Line of Credit

August 8, 2022, ADVA entered into a $14.7 million revolving line of credit with Norddeutsche Landesbark - Girozentrale (Nord/LB) that bears interest of Euro Short Term Rate + 1.4% and which matures in August 2023. During the term of the loan, ADVA is obligated to maintain an adjusted net debt to cover ratio that is equal to or less than 2.75. As of September 30, 2022, The Company was in compliance with the adjusted net debt to cover ratio. The revolving line of credit grants Nord/LB a lien on assets of any kind which come into the possession of ADVA. Assets of any kind includes goods, foreign exchange, securities including interest, annuity and profit notes, collective securities deposits, subscription rights, checks, bills of exchange, bills of lading, storage and loading slips. As of September 30, 2022, ADVA’s borrowings under the revolving line of credit were $14.7 million, with no amounts available for future borrowings.

Syndicated Credit Agreement Working Capital Line of Credit

In September 2018, ADVA entered into a syndicated credit agreement with Bayerische Landesbank and Deutsche Bank AG Branch German Business to borrow up to $9.8 million as part of a working capital line of credit. The interest rate for the working capital line of credit is adjusted periodically based on a defined leverage ratio and is currently EURIBOR plus 1.35% as of September 30, 2022. The working capital line of credit matures in September 2023. As of September 30, 2022, borrowings under the working capital line of credit totaled $9.8 million, with no amounts available for future borrowings.

Prior Wells Fargo Revolving Credit Agreement

On April 1, 2022, ADTRAN, Inc. entered into a Credit Agreement and related Revolving Line of Credit Note (together, the “Prior Wells Revolving Credit Agreement”) in favor of Wells Fargo Bank, National Association, as lender (the “Wells Lender”). The Wells Revolving Credit Agreement provided the Company with a $25.0 million secured revolving credit facility. During the first nine months of 2022, the Company made draws totaling $10.0 million under the Prior Wells Revolving Credit Agreement all of which had been repaid as of September 30, 2022. The Wells Fargo Credit Agreement replaced the Prior Wells Fargo Revolving Credit Agreement and all outstanding borrowings have been repaid and the prior agreement was terminated.

Prior Cadence Revolving Credit Agreement

On May 19, 2022, ADTRAN, Inc., as borrower, modified its Revolving Credit and Security Agreement and related Promissory Note (together, the “Cadence Revolving Credit Agreement”) with Cadence Bank, N.A., as lender (the “Cadence Lender”). The modified Prior Cadence Revolving Credit Agreement provided the Company with a $25.0 million secured revolving credit facility. During the first nine months of 2022, the Company made draws totaling $18.0 million under the Prior Cadence Revolving Credit Agreement all of which had been repaid as of September 30, 2022. The Wells Fargo Credit Agreement replaced the Prior Cadence Revolving Credit Agreement and all outstanding borrowings have been repaid and the prior agreement was terminated.

14. NOTES PAYABLE

The carrying amounts of the Company's notes payable in its Condensed Consolidated Balance Sheets were as follows:

	Fair Value as of	Carrying Value as of	Carrying Value as of
(In thousands)	September 30, 2022	September 30, 2022	December 31, 2021
Syndicated credit agreement note payable	$29,611	$29,782	$—
Deutsche Bank term loan	—	—	—
Total Notes Payable	$29,611	$29,782	$—

Syndicated Credit Agreement Note Payable

In September 2018, ADVA entered into a syndicated credit agreement with Bayerische Landesbank and Deutsche Bank AG Branch German Business to borrow $63.7 million. The interest rate for the note payable is adjusted periodically based on a defined leverage ratio and is currently EURIBOR plus 1.35% as of September 30, 2022. The note payable matures in September 2023.

Deutsche Bank Term Loan

In October 2019, ADVA entered into a $9.8 million revolving line of credit with Deutsche Bank that bears interest of EURIBOR plus 1.1%. The line of credit matured in September 2022 and was repaid as of September 30, 2022.

15. EMPLOYEE BENEFIT PLANS

We maintain defined benefit pension plans covering employees in certain foreign countries. Pension benefit plan obligations are based on various assumptions used by its actuaries in calculating these amounts. These assumptions include discount rates, compensation rate increases, expected return on plan assets, retirement rates and mortality rates. Actual results that differ from the assumptions and changes in assumptions could affect future expenses and obligations. The Company's net pension liability totaled $16.2 million and $11.4 million as of September 30, 2022 and December 31, 2021, respectively.

The following table summarizes the components of net periodic pension cost related to a defined benefit pension plan covering employees in certain foreign countries:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2022	2021	2022	2021
Service cost	$478	$307	$981	$931
Interest cost	204	84	638	257
Expected return on plan assets	(465)	(460)	(1,384)	(1,396)
Amortization of actuarial losses	81	272	254	825
Net periodic pension cost	$298	$203	$489	$617

The components of net periodic pension cost, other than the service cost component, are included in other income, net in the Condensed Consolidated Statements of Loss. Service cost is included in cost of revenue, selling, general and administrative expenses and research and development expenses in the Condensed Consolidated Statements of Loss. The Company made contributions to the defined benefit pension plans totaling $1.2 million during the nine months ending September 30, 2022. Contributions to the defined benefit pension plans for the remainder of 2022 will be limited to benefit payments to retirees which are paid out of the operating cash flows of the Company and are expected to be approximately $0.6 million.

16. EQUITY

Non-Controlling Interest

Non-controlling interest represents the equity interest in ADVA held by holders other than the Company. On July 15, 2022, upon the closing of the Business Combination, the ADVA stockholders’ equity ownership percentage in ADVA was 34.57%. The Company has consolidated the financial position and results of operations of ADVA and reflected the proportionate interest held by the ADVA stockholders as non-controlling interest in the accompanying Condensed Consolidated Balance Sheet. As of September 30, 2022, the ADVA stockholders’ equity ownership percentage in ADVA was 34.65%.

Stock Repurchase Program

During the nine months ended September 30, 2022, the Company did not repurchase any shares of Company Common Stock and there is no current authorization to repurchase Company Common Stock.

Accumulated Other Comprehensive Loss

The following tables present the changes in accumulated other comprehensive loss, net of tax, by component:

	Three Months Ended September 30, 2022
(In thousands)	Unrealized (Losses) Gains on Available- for-Sale Securities	Defined Benefit Plan Adjustments	Foreign Currency Adjustments	ASU 2018-02 Adoption	Total
Balance as of June 30, 2022	$(1,476)	$(5,713)	$(9,892)	$385	$(16,696)
Other comprehensive loss before reclassifications	(254)	—	(23,172)	—	(23,426)
Amounts reclassified from accumulated other comprehensive (loss) income	(142)	(118)	—	—	(260)
Net current period other comprehensive (loss) income	(396)	(118)	(23,172)	—	(23,686)
Less: Comprehensive Loss attributable to non-controlling interest, net of tax	—	—	(94)	—	(94)
Balance as of September 30, 2022	$(1,872)	$(5,831)	$(32,970)	$385	$(40,288)

	Three Months Ended September 30, 2021
(In thousands)	Unrealized Gains (Losses) on Available- for-Sale Securities	Defined Benefit Plan Adjustments	Foreign Currency Adjustments	ASU 2018-02 Adoption	Total
Balance as of June 30, 2021	$(255)	$(9,310)	$(3,960)	$385	$(13,140)
Other comprehensive loss before reclassifications	(29)	—	(1,389)	—	(1,418)
Amounts reclassified from accumulated other comprehensive (loss) income	(32)	124	—	—	92
Net current period other comprehensive (loss) income	(61)	124	(1,389)	—	(1,326)
Balance as of September 30, 2021	$(316)	$(9,186)	$(5,349)	$385	$(14,466)

	Nine Months Ended September 30, 2022
(In thousands)	Unrealized Gains (Losses) on Available- for-Sale Securities	Defined Benefit Plan Adjustments	Foreign Currency Adjustments	ASU 2018-02 Adoption	Total
As of December 31, 2021	$(552)	$(5,613)	$(6,134)	$385	$(11,914)
Other comprehensive loss before reclassifications	(1,818)	—	(26,930)	—	(28,748)
Amounts reclassified from accumulated other comprehensive income (loss)	498	(218)	—	—	280
Net current period other comprehensive loss	(1,320)	(218)	(26,930)	—	(28,468)
Less: Comprehensive Loss attributable to non-controlling interest, net of tax	—	—	(94)	—	(94)
As of September 30, 2022	$(1,872)	$(5,831)	$(32,970)	$385	$(40,288)

	Nine Months Ended September 30, 2021
(In thousands)	Unrealized Gains (Losses) on Available- for-Sale Securities	Defined Benefit Plan Adjustments	Foreign Currency Adjustments	ASU 2018-02 Adoption	Total
As of December 31, 2020	$32	$(9,621)	$(2,435)	$385	$(11,639)
Other comprehensive loss before reclassifications	(358)	—	(2,914)	—	(3,272)
Amounts reclassified from accumulated other comprehensive income	10	435	—	—	445
Net current period other comprehensive (loss) income	(348)	435	(2,914)	—	(2,827)
As of September 30, 2021	$(316)	$(9,186)	$(5,349)	$385	$(14,466)

The following tables present the details of reclassifications out of accumulated other comprehensive loss:

	Three Months Ended September 30, 2022
(In thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income	Affected Line Item in the Statement Where Net (Loss) Income Is Presented
Unrealized gain (loss) on available-for-sale securities:
Net realized loss on sales of securities	$187	Net investment (loss) gain
Defined benefit plan adjustments – actuarial loss	171	(1)
Total reclassifications for the period, before tax	358
Tax benefit	(98)
Total reclassifications for the period, net of tax	$260
(1)
A part of the computation of net periodic pension cost, which is included in other income, net in the Condensed Consolidated Statements of Loss.

	Three Months Ended September 30, 2021
(In thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income	Affected Line Item in the Statement Where Net (Loss) Income Is Presented
Unrealized gain (loss) on available-for-sale securities:
Net realized loss on sales of securities	$42	Net investment (loss) gain
Defined benefit plan adjustments – actuarial gain	(180)	(1)
Total reclassifications for the period, before tax	(138)
Tax expense	46
Total reclassifications for the period, net of tax	$(92)
(1)
A part of the computation of net periodic pension cost, which is included in other income, net in the Condensed Consolidated Statements of Loss.

	Nine Months Ended September 30, 2022
(In thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income	Affected Line Item in the Statement Where Net (Loss) Income Is Presented
Unrealized gain (loss) on available-for-sale securities:
Net realized gain on sales of securities	$(655)	Net investment (loss) gain
Defined benefit plan adjustments – actuarial loss	316	(1)
Total reclassifications for the period, before tax	(339)
Tax expense	59
Total reclassifications for the period, net of tax	$(280)
(1)
A part of the computation of net periodic pension cost, which is included in other income, net in the Condensed Consolidated Statements of Loss.

	Nine Months Ended September 30, 2021
(In thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income	Affected Line Item in the Statement Where Net (Loss) Income Is Presented
Unrealized gain (loss) on available-for-sale securities:
Net realized gain on sales of securities	$(13)	Net investment (loss) gain
Defined benefit plan adjustments – actuarial gain	(630)	(1)
Total reclassifications for the period, before tax	(643)
Tax expense	198
Total reclassifications for the period, net of tax	$(445)
(1)
A part of the computation of net periodic pension cost, which is included in other income, net in the Condensed Consolidated Statements of Loss.

The following tables present the tax effects related to the change in each component of other comprehensive loss:

	Three Months Ended			Three Months Ended
	September 30, 2022			September 30, 2021
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Unrealized loss on available-for-sale securities	$(334)	$80	$(254)	$(38)	$9	$(29)
Reclassification adjustment for amounts related to available-for-sale investments included in net loss	(187)	45	(142)	(42)	10	(32)
Reclassification adjustment for amounts related to defined benefit plan adjustments included in net (loss) gain	(171)	53	(118)	180	(56)	124
Foreign currency translation adjustments	(23,172)	—	(23,172)	(1,389)	—	(1,389)
Total Other Comprehensive Loss	$(23,864)	$178	$(23,686)	$(1,289)	$(37)	$(1,326)

	Nine Months Ended			Nine Months Ended
	September 30, 2022			September 30, 2021
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Unrealized loss on available-for-sale securities	$(2,392)	$574	$(1,818)	$(471)	$113	$(358)
Reclassification adjustment for amounts related to available-for-sale investments included in net gain	655	(157)	498	13	(3)	10
Reclassification adjustment for amounts related to defined benefit plan adjustments included in net (loss) gain	(316)	98	(218)	630	(195)	435
Foreign currency translation adjustments	(26,930)	—	(26,930)	(2,914)	—	(2,914)
Total Other Comprehensive Loss	$(28,983)	$515	$(28,468)	$(2,742)	$(85)	$(2,827)

17. LOSS PER SHARE

The calculation of basic and diluted loss per share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2022	2021	2022	2021
Numerator
Net loss attributable to ADTRAN Holdings, Inc.	$(41,934)	$(10,427)	$(40,918)	$(4,445)
Denominator
Weighted average number of shares – basic	73,036	48,609	57,175	48,470
Effect of dilutive securities
Stock options	—	—	—	—
PSUs, RSUs and restricted stock	—	—	—	—
Weighted average number of shares – diluted	73,036	48,609	57,175	48,470
Loss per share attributable to ADTRAN Holdings, Inc. – basic	$(0.57)	$(0.21)	$(0.72)	$(0.09)
Loss per share attributable to ADTRAN Holdings, Inc. – diluted	$(0.57)	$(0.21)	$(0.72)	$(0.09)

For the three months ended September 30, 2022 and 2021, four thousand and less than one thousand shares, respectively, and for the nine months ended September 30, 2022 and 2021, four thousand shares of unvested PSUs, RSUs and restricted stock were excluded from the calculation of diluted earnings per share due to their anti-dilutive effect.

For the three months ended September 30, 2022 and 2021, 0.1 million and 0.2 million stock options, respectively, and for the nine months ended September 30, 2022 and 2021, 0.2 million and 0.4 million stock options, respectively, were outstanding but were not included in the computation of diluted earnings per share. These stock options were excluded because their exercise prices were greater than the average market price of the common shares during the applicable period, making them anti-dilutive under the treasury stock method.

18. SEGMENT INFORMATION

The chief operating decision maker regularly reviews the Company’s financial performance based on two reportable segments: (1) Network Solutions and (2) Services & Support.

The Network Solutions segment includes hardware and software products that enable a digital future. The Company's cloud-managed Wi-Fi gateways, virtualization software, and switches provide a mix of wired and wireless connectivity at the customer premises. In addition, its Carrier Ethernet products support a variety of applications at the network edge ranging from mobile backhaul to connecting enterprise customers (“Subscriber Solutions"). The Company's portfolio includes products for multi-gigabit service delivery over fiber or alternative media to homes and businesses. The Company supports traditional chassis-based network solutions, such as the Total Access 5000 and hiX 5600. The Company accelerates the industry’s transition to open, disaggregated fiber access solutions with our SDX Series. Data is aggregated via its XG400 product family and synchronized by its Oscilloquartz offerings (“Access and Aggregation Solutions”). All resulting traffic requires transport through fiber-based networks as supported by its FSP 3000 and MicroMux product families while the underlying infrastructure is monitored by its ALM product offering (“Optical Networking Solutions”). The Company's customers can use its Mosaic and Ensemble software suites to manage and orchestrate its complete portfolio of subscriber solutions, access and aggregation solutions and optical networking solutions. The Mosaic and Ensemble software suites includes a mix of orchestration and management solutions that simplify the deployment and virtualization of next generation fiber networks.

The Services & Support segment offers a comprehensive portfolio of network design, implementation, maintenance and cloud-hosted services supporting its Subscriber, Access and Aggregation, and Optical Networking Solutions. These services assist operators in the deployment of multi-vendor networks while reducing their cost to maintain these networks. The cloud-hosted services include a suite of SaaS applications under its Mosaic One platform that manages end-to-end network and service optimization for both fiber access infrastructure and mesh Wi-Fi connectivity. We back these services with a global support organization that offers on-site and off-site support services with varying SLAs. By pairing the Company's network solutions with its global services and support organization, customers can turn to the Company as their single turnkey partner to assist with the deployment and maintenance of modern fiber-based networks to connect homes, businesses and datacenters with the metro or network core.

The performance of these segments is evaluated based on revenue, gross profit and gross margin; therefore, selling, general and administrative expenses, research and development expenses, interest and dividend income, interest expense, net investment (loss) gain, other income, net and income tax benefit (expense) are reported on a Company-wide basis only. There is no inter-segment revenue. Asset information by reportable segment is not produced and, therefore, is not reported.

The following tables present information about the revenue and gross profit of its reportable segments:

	Three Months Ended
	September 30, 2022		September 30, 2021
(In thousands)	Revenue	Gross Profit	Revenue	Gross Profit
Network Solutions	$304,940	$82,334	$120,767	$39,738
Services & Support	35,769	20,693	17,314	7,935
Total	$340,709	$103,027	$138,081	$47,673

	Nine Months Ended
	September 30, 2022		September 30, 2021
(In thousands)	Revenue	Gross Profit	Revenue	Gross Profit
Network Solutions	$599,306	$186,126	$360,025	$143,981
Services & Support	67,959	33,723	48,821	19,961
Total	$667,265	$219,849	$408,846	$163,942

Revenue by Category

In addition to its reportable segments, revenue is also reported for the following three categories – Subscriber Solutions, Access & Aggregation Solutions, and Optical Networking Solutions.

Prior to the Business Combination with ADVA on July 15, 2022, ADTRAN reported revenue across the following three categories: (1) Access & Aggregation, (2) Subscriber Solutions & Experience and (3) Traditional & Other Products. Following the Business Combination with ADVA, we have recast these revenues such that ADTRAN’s former Access & Aggregation revenue is combined with a portion of the applicable ADVA solutions to create Access & Aggregation Solutions, ADTRAN’s former Subscriber Solutions & Experience revenue is combined with a portion of the applicable ADVA solutions to create Subscriber Solutions, and the revenue from Traditional & Other products is now included in the applicable Access & Aggregation Solutions or Subscriber Solutions category. Optical Networking Solutions is a new revenue category added to represent a meaningful portion of ADVA’s portfolio.

Our Subscriber Solutions portfolio is used by service providers to terminate their access services infrastructure at the customer premises while providing an immersive and interactive experience for residential, business and wholesale subscribers. This revenue category includes hardware- and software-based products and services. These solutions include fiber termination solutions for residential, business and wholesale subscribers, Wi-Fi access solutions for residential and business subscribers, Ethernet switching and network edge virtualization solutions for business subscribers, and cloud software solutions covering a mix of subscriber types.

Our Access & Aggregation Solutions are solutions that are used by communications service providers to connect residential subscribers, business subscribers and mobile radio networks to the service providers’ metro network, primarily through fiber-based connectivity. This revenue category includes hardware- and software-based products and services. Our solutions within this category are a mix of fiber access and aggregation platforms, precision network synchronization and timing solutions, and access orchestration solutions that ensure highly reliable and efficient network performance.

Our Optical Networking Solutions are used by communications service providers, internet content providers and large-scale enterprises to securely interconnect metro and regional networks over fiber. This revenue category includes hardware- and software-based products and services. Our solutions within this category include open optical terminals, open line systems, optical subsystems and modules, network infrastructure assurance systems, and automation platforms that are used to build high-scale, secure and assured optical networks.

The table below presents revenue information by category. Prior year amounts presented below have been reclassified to conform to the current period revenue category presentation:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2022	2021	2022	2021
Subscriber Solutions	$133,675	$46,867	$270,147	$152,489
Access & Aggregation Solutions	88,189	91,214	278,273	256,357
Optical Networking Solutions	118,845	—	118,845	—
Total	$340,709	$138,081	$667,265	$408,846

Revenue by Geographic Area

The following table presents revenue information by geographic area:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2022	2021	2022	2021
United States	$169,669	$91,868	$374,470	$273,009
United Kingdom	64,234	12,504	123,477	34,006
Germany	46,569	17,782	71,945	50,737
Other international	60,237	15,927	97,373	51,094
Total	$340,709	$138,081	$667,265	$408,846

19. LIABILITY FOR WARRANTY RETURNS

The Company's products generally include warranties of 90 days to five years for product defects. The Company accrues for warranty returns at the time of product shipment based on its historical return rate and estimate of the cost to repair or replace the defective products. The Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers. The increasing complexity of the Company's products may cause warranty incidences, when they arise, to be more costly. Estimates regarding future warranty obligations may change due to product failure rates, material usage and other rework costs incurred in correcting a product failure. In addition, from time to time, specific warranty accruals may be recorded if unforeseen problems arise. Should the Company's actual experience relative to these factors be worse than its estimates, the Company will be required to record additional warranty expense. The liability for warranty obligations totaled $8.6 million and $5.4 million as of September 30, 2022 and December 31, 2021, respectively, and is included in accrued expenses and other liabilities in the Condensed Consolidated Balance Sheets. During the three months ended September 30, 2021, the Company had a net reversal of prior provisions related to warranty expirations the impact of which is reflected in the table below. The warranty expense and write-off activity for the three and nine months ended September 30, 2022 and 2021 are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2022	2021	2022	2021
Balance at beginning of period	$4,842	$5,997	$5,403	$7,146
Plus: ADVA acquisition	3,756	—	3,756	—
Plus: Amounts charged to cost and expenses	616	472	1,727	253
Less: Deductions	(613)	(822)	(2,285)	(1,752)
Balance at end of period	$8,601	$5,647	$8,601	$5,647

20. COMMITMENTS AND CONTINGENCIES

Legal Maters

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

Performance Bonds

Certain contracts, customers and jurisdictions in which we do business require us to provide various guarantees of performance such as bid bonds, performance bonds and customs bonds. As of September 30, 2022 and December 31, 2021, we had commitments related to these bonds totaling $21.1 million and $22.9 million, respectively, which expire at various dates through April 2025. In general we would only be liable for the amount of these guarantees in the event of default under each contract, the probability of which we believe is remote.

Purchase Commitments

We purchase components from a variety of suppliers and use contract manufacturers to provide manufacturing services for our products. Our inventory purchase commitments are for short-term product manufacturing requirements as well as for commitments to suppliers to secure manufacturing capacity. Certain of our inventory purchase commitments with contract manufacturers and suppliers relate to arrangements to secure supply and pricing for certain product components for multi-year periods. As of September 30, 2022, purchase commitments totaled $454.1 million.

Investment Commitment

We have committed to invest up to an aggregate of $5.0 million in a private equity fund, of which $4.9 million has been invested as of September 30, 2022.

21. SUBSEQUENT EVENTS

Dividend Approval

On November 7, 2022, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.09 per common share to be paid to the Company’s stockholders of record as of the close of business on November 22, 2022. The payment date will be December 6, 2022 in the aggregate amount of approximately $7.0 million.

Assumed ADVA Options

Pursuant to the Business Combination which closed on July 15, 2022, ADVA stock option holders were entitled to have their ADVA stock options assumed by ADTRAN Holdings, Inc. (applying the exchange ratio in the Business Combination Agreement), thereafter representing options to acquire stock of ADTRAN Holdings, Inc. The period in which such options could be assumed ended July 22, 2022. However, that period was subsequently extended and a total of 0.1 million shares of ADTRAN Holdings, Inc. stock are subject to additional assumed ADVA options. The fair value of the stock options assumed by ADTRAN Holdings, Inc. will be estimated using a Black-Scholes model. The valuation of this component of consideration is not yet complete.

Approval of Proposed Domination and Profit and Loss Transfer Agreement

On October 18, 2022, the Board of Directors of the Company and the management board of ADVA, agreed on a final draft of a domination and profit and loss transfer agreement (the “DPLTA”) between the Company, as the controlling company, and ADVA, as the controlled company. The parties’ execution of the DPLTA remains subject to the approval of the DPLTA by shareholders of ADVA with 75% of the votes cast in an extraordinary general meeting, which is scheduled to be held on November 30, 2022. The Company currently holds 33,957,538 shares of ADVA, representing 65.35% of ADVA’s outstanding shares as of September 30, 2022.

Subject to the approval of the DPLTA shareholders and the subsequent registration of the DPLTA with the commercial register of the local court at ADVA’s registered offices, the Company will offer, at the election of each shareholder of ADVA (other than the Company), (i) to acquire the shares of such shareholder for a compensation (Abfindung) of EUR 17.21 per share pursuant to Sec. 305 German Stock Corporation Akt (Aktiengesetz, “AktG”), or (ii) to pay such shareholder a fixed annual recurring compensation payment (Ausgleichszahlung) pursuant to Sec. 304 AktG in an amount of EUR 0.59 (EUR 0.52 net under the current taxation regime), subject to adjustment prior to execution of the DPLTA due to changes in interest rates and borrowing costs prior to November 30, 2022, which is the reference date for the valuation of ADVA shares ("Annual Recurring Compensation").

The amount of the Annual Recurring Compensation payment of EUR 0.59 (EUR 0.52 net) is determined on the basis of a rounded annuity interest rate (Verrentungszinssatz) of 3.00% and still subject to an adjustment in case of a change of interest rates and borrowing costs prior to November 30, 2022 which is the reference date for the valuation. An increase of borrowing costs could lead to an increase of the Annual Recurring Compensation payment. The potential increase ranges from EUR 0.62 (EUR 0.54 net), if the annuity interest rate is increased by 25 basis points to 3.25%, up to an Annual Recurring Compensation payment at the amount of EUR 1.00 (EUR 0.87 net), if the annuity interest rate is increased by 250 basis points to 5.50%.

Board Approval Purchase of ADVA Common Stock

On October 18, 2022, the Company's Board of Directors authorized the Company to purchase additional shares of ADVA through open market purchases not to exceed 15,346,544 shares.

Foreign Currency Hedging Agreement

On November 3, 2022, the Company entered into a Euro/U.S. dollar cross-currency swap arrangement (the “Swap”) with Wells Fargo Bank, N.A. (the “Hedge Counterparty”). The Swap, which is governed by the provisions of an ISDA Master Agreement (including schedules thereto and transaction confirmations that supplement such agreement) entered into between the Company and the Hedge Counterparty, enable the Company to convert a portion of its Euro denominated payment obligations under the proposed DPLTA into U.S. Dollars. Under the Swap, the Company will exchange an aggregate notional amount of $160.0 million U.S. dollars for Euros at a daily fixed forward rate ranging from $0.98286 to $1.03290. The aggregate amount of $160.0 million will be divided into eight quarterly tranches of $20.0 million. The Company, at its sole discretion, may exchange all or part of each tranche on any given day within the applicable quarter; provided, however, that it must exchange the full tranche by the end of such quarter. The Swap may be accelerated or terminated early for a number of reasons, including but not limited to (i) non-payment by the Company or the Hedge Counterparty, (ii) breach of representation or warranty or covenant by either party or (iii) insolvency or bankruptcy of either party.

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

Unless the context otherwise indicates or requires, references in this Quarterly Report on Form 10-Q to "ADTRAN", the “Company,” “we,” “us” and “our” refer to ADTRAN Holdings, Inc. and its consolidated subsidiaries for periods subsequent to the Merger and to ADTRAN, Inc. and its consolidated subsidiaries for periods prior to the Merger. The prior period results do not include the results of ADVA prior to the Merger.

OVERVIEW

The Company is a leading global provider of networking and communications platforms, software, systems and services focused on the broadband access market, serving a diverse domestic and international customer base in multiple countries that includes Tier-1, -2 and -3 service providers, alternative service providers, such as utilities, municipalities and fiber overbuilders, cable/MSOs, SMBs and distributed enterprises. Our innovative solutions and services enable voice, data, video and internet-communications across a variety of network infrastructures and are currently in use by millions worldwide. We support our customers through our direct global sales organization and our distribution networks. Our success depends upon our ability to increase unit volume and market share through the introduction of new products and succeeding generations of products having optimal selling prices and increased functionality as compared to both the prior generation of a product and to the products of competitors in order to gain market share. To service our customers and grow revenue, we are continually conducting research and developing new products addressing customer needs and testing those products for the specific requirements of the particular customers. We offer a broad portfolio of flexible software and hardware network solutions and services that enable service providers to meet today’s service demands, while enabling them to transition to the fully converged, scalable, highly-automated, cloud-controlled voice, data, internet and video network of the future. In addition to our corporate headquarters in Huntsville, Alabama, we have sales and research and development facilities in strategic global locations.

ADTRAN Holdings, Inc. solely owns ADTRAN, Inc. and is the majority shareholder of ADVA Optical Networking SE ("ADVA"). ADTRAN is a leading global provider of open, disaggregated networking and communications solutions. ADVA is a global provider of network solutions for data, storage, voice and video services. The combined technology portfolio can best address current and future requirements, especially regarding the convergence of solutions at the network edge. Additional information on each of the companies is provided below:

•
ADTRAN, Inc. is a leading global provider of open, disaggregated networking and communications solutions that enable voice, data, video, and internet communications across any network infrastructure. Its award-winning end-to-end fiber broadband solutions portfolio spans from OLTs to in-home services and intelligent SaaS solutions. These solutions empower communications service providers to manage and scale services to meet the needs of their customers. ADTRAN, Inc. serves customers in over 60 countries.
•
ADVA is a global provider of open networking solutions with over 25 years of experience in optical networking, carrier Ethernet access and network synchronization. ADVA has led the industry for over two decades with open and secure networking solutions that carefully balance space, power and cost. Founded in 1994 in Germany, ADVA has continually pushed the boundaries of innovation, working side-by-side with leading enterprises and service providers to develop technology that meets real-world demands. From open optical line systems, open terminals and pluggable multiplexers to programmable cloud access, encryption and precise timing, ADVA is committed to developing solutions that help its customers succeed.

BUSINESS COMBINATION WITH ADVA

On August 30, 2021, ADTRAN, Inc. and ADVA, entered into a Business Combination Agreement, pursuant to which both companies agreed to combine their respective businesses and each become subsidiaries of a new holding company, ADTRAN Holdings, Inc. (formerly known as Acorn HoldCo, Inc.) which was formed as a wholly-owned subsidiary of ADTRAN in order to consummate the transactions under the Business Combination Agreement. Under the terms of the Business Combination Agreement on July 8, 2022, Acorn MergeCo, Inc., a Delaware corporation and wholly-owned direct subsidiary of the Company, merged with and into ADTRAN, with ADTRAN surviving the merger as a wholly-owned direct subsidiary of the Company.

Additionally, pursuant to the Business Combination Agreement, the Company made a public offer to exchange each issued and outstanding no-par value bearer share of ADVA for 0.8244 shares of common stock, par value $0.01 per share, of the Company ("Company Common Stock"). The Exchange Offer was settled on July 15, 2022, on which date the Company acquired 33,957,538 bearer shares of ADVA, or 65.43% of ADVA’s outstanding bearer shares as of the Exchange Offer Settlement Date, in exchange for the issuance of an aggregate of 27,994,595 shares of Company Common Stock. Additionally, pursuant to the Business Combination Agreement, ADVA stock option holders were entitled to have their ADVA stock options assumed by ADTRAN Holdings, Inc. (applying the exchange ratio in the Business Combination Agreement), thereafter representing options to acquire stock of ADTRAN Holdings, Inc. The fair value of the ADVA stock options assumed by ADTRAN Holdings, Inc. was $12.8 million, estimated using the binomial lattice model.

ADTRAN, Inc. and ADVA became subsidiaries of ADTRAN Holdings, Inc. as a result of the Business Combination. ADTRAN was determined to be the accounting acquirer of ADVA based on ADTRAN shareholders’ majority equity stake in the combined company, and the composition of the Board of Directors and senior management of the combined company, among other factors. The Company accounted for the acquisition of ADVA as a business combination under ASC 805.

On October 18, 2022, the Board of Directors of ADTRAN Holdings, Inc. and the management board of ADVA, agreed on a final draft of a domination and profit and loss transfer agreement (the “DPLTA”) between the Company, as the controlling company, and ADVA, as the controlled company. The parties’ execution of the DPLTA remains subject to the approval of the DPLTA by shareholders of ADVA with 75% of the votes cast in an extraordinary general meeting, which is scheduled to be held on November 30, 2022. The Company currently holds 33,957,538 shares of ADVA, representing 65.35% of ADVA’s outstanding shares as of September 30, 2022.

Subject to the approval of the DPLTA by ADVA shareholders and the subsequent registration of the DPLTA with the commercial register of the local court at ADVA’s registered offices, ADTRAN Holdings, Inc. will offer, at the election of each shareholder of ADVA (other than the Company), (i) to acquire the shares of such shareholder for a compensation (Abfindung) of EUR 17.21 per share pursuant to Sec. 305 of the German Stock Corporation Akt (Aktiengesetz, “AktG”), or (ii) to pay such shareholder an annual recurring compensation payment (Ausgleichszahlung) pursuant to Sec. 304 of the AktG in an amount of EUR 0.59 (EUR 0.52 net under the current taxation regime), subject to adjustment prior to execution of the DPLTA due to changes in interest rates and borrowing costs prior to November 30, 2022, which is the reference date for the valuation of ADVA shares (“Annual Recurring Compensation”).

The amount of the Annual Recurring Compensation payment of EUR 0.59 (EUR 0.52 net) is determined on the basis of a rounded annuity interest rate (Verrentungszinssatz) of 3.00% and is still subject to an adjustment in case of a change of interest rates and borrowing costs prior to November 30, 2022 which is the reference date for the valuation. An increase of borrowing costs could lead to an increase of the Annual Recurring Compensation payment. The potential increase ranges from EUR 0.62 (EUR 0.54 net), if the annuity interest rate is increased by 25 basis points to 3.25%, up to an Annual Recurring Compensation payment of EUR 1.00 (EUR 0.87 net), if the annuity interest rate in increased by 250 basis points to 5.50%.

During the three months ended September 30, 2022, we recognized $10.6 million of transaction costs. We expect to incur an estimated $1.1 million of additional transaction costs related to the Business Combination and we will continue to incur integration costs and costs associated with the implementation, if any, of a DPLTA, during the remainder of the year and such costs are expected to be material.

FINANCIAL PERFORMANCE AND TRENDS

The Company ended the third quarter of 2022 with a year-over-year revenue increase of 146.7% as compared to the three months ended September 30, 2021, driven by increased volume of sales activity due to the Business Combination with ADVA and to service provider customers. During the third quarter of 2022, the Company had two 10% revenue customers, one U.S. service provider customer, and one international service provider customer. Our year-over-year domestic revenue increased by 84.7%, driven by increased sales volume due to the Business Combination with ADVA and an increased sales volume of residential gateways and optical network terminals in our Network Solutions segment. Internationally, our revenue increased by 270.1% compared to the prior year period, primarily driven by increased volume of sales activity due to the Business Combination with ADVA and increased shipments to a Tier-1 network operator in Europe. We experienced strong demand for our solutions in the first nine months of 2022 and achieved significant year-over-year bookings growth. Bookings are defined as orders received for a product or service during a fiscal period that will be delivered or performed sometime in the future and is a forward looking metric that we utilize to help us understand future revenue growth for the Company. Bookings are generally subject to modification and or cancellation per the terms of the order. A substantial portion of our shipments in any fiscal period relates to orders received and shipped within that fiscal period for customers under agreements containing nonbinding purchase commitments. Our increase in demand comes from service providers planning to deploy our fiber access platforms, in-home service delivery platforms and SaaS applications. We expect this growth to accelerate. During 2021 and continuing in 2022, we secured several Tier-1 next-generation fiber customers, and previously announced Tier-1 fiber customers significantly increased their bookings for our fiber access platforms. Although we expect our revenue growth and profitability in the near-term to continue to be negatively impacted by supply chain issues, our outlook continues to strengthen given the increased demand for our products and our expectation of an improving supply chain over the longer term.

In March 2020, the World Health Organization declared the novel coronavirus ("COVID-19") outbreak a global pandemic. The SARS-CoV-2 coronavirus (or variants of the SARS-CoV-2 coronavirus) continues to spread throughout the U.S. and the world and has resulted in authorities implementing varying measures to contain the virus. Although vaccines have been approved and continue to be distributed, it cannot be predicted how long it will take before market conditions return to normal and there can be no assurance that the economic recovery will occur or offset the uncertainty and instability triggered by the pandemic. New and potentially more contagious variants of the COVID-19 virus may develop in various countries, including in regions in which we have significant operations. The COVID-19 variants could further amplify the impact of the pandemic. While we are unable to accurately predict the full impact that the COVID-19 global pandemic will have on our results of operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures, our compliance with these measures has impacted our day-to-day operations and could disrupt our business and operations, as well as that of our key customers, suppliers and other counterparties, for an indefinite period of time. We have experienced a significant impact to our supply chain given COVID-19 and the related global semiconductor chip shortage, including delays in supply chain deliveries, extended lead times and shortages of some key components, some raw material cost increases and slowdowns at certain production facilities. We have also had to increase our volume of inventory to ensure supply continuity during the pandemic. In addition, we have experienced significant increases in freight-related costs due to global shipping disruptions. Starting in the third quarter of 2021 and continuing into 2022, the Company has incurred supply chain constraint expenses, including price inflation for certain electronic components, semiconductor chips and transportation related costs, which have lowered our gross margins and decreased our profitability. While throughout the pandemic we have seen increased demand in networking requirements and utilization due to social distancing guidelines issued by governments, as well as COVID-19 related reductions in travel and infrastructure expenses, it is possible that we could experience some slowdown in demand, further supply chain issues and an increased impact from the ongoing semiconductor shortage and shortages of certain other key components as the pandemic continues. If the impacts of this shortage are more severe than we expect, it could result in longer lead times, inventory supply challenges and further increased costs, all of which could result in the deterioration of our results, potentially for a longer period than currently anticipated. To support the health and well-being of our employees, customers, partners and communities, many of our employees are working remotely or on a hybrid schedule as of the date of filing this report. Additionally, there is risk that a number of our employees may become infected with COVID-19, including our key personnel. In addition, actions that have been taken and that may be taken by the Company, its customers, suppliers and counterparties in response to the pandemic, including the implementation of alternative work arrangements for certain employees, as well as the impacts to our supply chain, including delays in supply chain deliveries and the related global semiconductor chip shortage, have delayed and may continue to delay the timing of some orders and expected deliveries. Lastly, even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of any economic recession that has occurred or may occur in the future as a result of the COVID-19 pandemic or other factors.

In addition to the Company's reportable segments, revenue is also reported for the following three categories – Subscriber Solutions, Access & Aggregation Solutions, and Optical Networking Solutions.

Prior to the Business Combination with ADVA on July 15, 2022, ADTRAN reported revenue across the following three categories: (1) Access & Aggregation, (2) Subscriber Solutions & Experience and (3) Traditional & Other Products. Following the Business Combination with ADVA, we have recast these revenues such that ADTRAN’s former Access & Aggregation revenue is combined with a portion of the applicable ADVA solutions to create Access & Aggregation Solutions, ADTRAN’s former Subscriber Solutions & Experience revenue is combined with a portion of the applicable ADVA solutions to create Subscriber Solutions, and the revenue from Traditional & Other products is now included in the applicable Access & Aggregation Solutions or Subscriber Solutions category. Optical Networking Solutions is a new revenue category added to represent a meaningful portion of ADVA’s portfolio.

Our Subscriber Solutions portfolio is used by service providers to terminate their access services infrastructure at the customer premises while providing an immersive and interactive experience for residential, business and wholesale subscribers. This revenue category includes hardware- and software-based products and services. These solutions include fiber termination solutions for residential, business and wholesale subscribers, Wi-Fi access solutions for residential and business subscribers, Ethernet switching and network edge virtualization solutions for business subscribers, and cloud software solutions covering a mix of subscriber types.

Our Access & Aggregation Solutions are solutions that are used by communications service providers to connect residential subscribers, business subscribers and mobile radio networks to the service providers’ metro network, primarily through fiber-based connectivity. This revenue category includes hardware- and software-based products and services. Our solutions within this category are a mix of fiber access and aggregation platforms, precision network synchronization and timing solutions, and access orchestration solutions that ensure highly reliable and efficient network performance.

Our Optical Networking Solutions are used by communications service providers, internet content providers and large-scale enterprises to securely interconnect metro and regional networks over fiber. This revenue category includes hardware- and software-based products and services. Our solutions within this category include open optical terminals, open line systems, optical subsystems and modules, network infrastructure assurance systems, and automation platforms that are used to build high-scale, secure and assured optical networks.

Our operating results have fluctuated, and may continue to fluctuate, on a quarterly basis due to several factors, including customer order activity, supply chain constraints, component availability, backlog, the Company's consolidation, purchase accounting, and integration with ADVA. A substantial portion of our shipments in any fiscal period relates to orders received and shipped within that fiscal period for customers under agreements containing non-binding purchase commitments. Further, a significant percentage of orders require delivery within a few days requiring us to maintain higher inventory levels. These factors normally result in a varying order backlog and limited order flow visibility; however, with the current global supply chain and transportation constraints, and limited availability of semiconductor chips and other components of our products, we have experienced and may continue to experience extended lead times, increased logistics intervals and costs, and lower volume of products deliveries, which has had and may continue to have a material adverse effect on our operating results and could have a material adverse effect on customer relations and our financial condition. Operating expenses are relatively fixed in the short term; therefore, a shortfall in quarterly revenues could significantly impact our financial results in a given quarter.

Our operating results may also fluctuate as a result of a number of other factors, including a decline in general economic and market conditions, specifically the decline that initially resulted from the COVID-19 pandemic and that may recur and foreign currency exchange rate movements, inflation, regional conflicts, increased competition, customer order patterns, changes in product and services mix, timing differences between price decreases and product cost reductions, product warranty returns, expediting costs, tariffs and announcements of new products by us or our competitors. Specifically, we expect inflationary pressures on input costs, such as raw materials and labor, and distribution costs to increase. We continue to support our customer demand for our products by working with our suppliers, contract manufacturers, distributors, and customers to address and to limit the disruption to our operations and order fulfillment. Our attempts to offset these cost pressures, such as through increases in the selling prices of some of our products and services, may not be successful and could negatively affect our operating results. Additionally, maintaining sufficient inventory levels to assure prompt delivery of our products increases the amount of inventory that may become obsolete and increases the risk that the obsolescence of this inventory may have an adverse effect on our business and operating results. Also, not maintaining sufficient inventory levels to assure prompt delivery of our products may cause us to incur expediting costs to meet customer delivery requirements, which may negatively impact our operating results.

We are exposed to changes in foreign currencies relative to the U.S. dollar, which are references to the differences between the foreign-exchanges rates we use to convert the financial results of our international operations from local currencies and non-U.S. dollar denominated functional currencies into U.S. dollars for financial reporting purposes. This impact of foreign-exchange rate changes is calculated based on the difference between the current period’s currency exchange rates and that of the comparable prior period. Our primary exposures to foreign currency exchange rate movements are with our European subsidiaries, whose functional currency is the Euro, our Australian subsidiary, whose functional currency is the Australian dollar, and our U.K. subsidiary, who transacts in the British pound sterling with a U.S. dollar functional currency. As a result of our global operations, our revenue, gross margins, operating expense and operating income in some international markets have been and may continue to be affected by foreign currency fluctuations.

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

RESULTS OF OPERATIONS – THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

The following table presents selected financial information derived from our Condensed Consolidated Statements of Loss expressed as a percentage of revenue for the periods indicated. Amounts may not foot due to rounding.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue
Network Solutions	89.5%	87.5%	89.8%	88.1%
Services & Support	10.5	12.5	10.2	11.9
Total Revenue	100.0	100.0	100.0	100.0
Cost of Revenue
Network Solutions	65.3	58.7	61.9	52.8
Services & Support	4.4	6.8	5.1	7.1
Total Cost of Revenue	69.8	65.5	67.1	59.9
Gross Profit	30.2	34.5	32.9	40.1
Selling, general and administrative expenses	22.0	22.4	19.6	21.8
Research and development expenses	17.4	19.4	16.8	20.1
Asset impairment	5.0	—	2.5	—
Operating Loss	(14.1)	(7.3)	(6.0)	(1.8)
Interest and dividend income	0.1	0.2	0.1	0.2
Interest expense	(0.4)	—	(0.2)	—
Net investment (loss) gain	(0.8)	—	(1.6)	0.7
Other income, net	0.7	0.5	0.4	0.7
Loss Before Income Taxes	(14.4)	(6.6)	(7.3)	(0.2)
Income tax benefit (expense)	1.3	(0.9)	0.7	(0.8)
Net Loss	(13.2)%	(7.6)%	(6.6)%	(1.1)%

REVENUE

Our revenue increased 146.7% from $138.1 million for the three months ended September 30, 2021 to $340.7 million for the three months ended September 30, 2022 and increased 63.2% from $408.8 million for the nine months ended September 30, 2021 to $667.3 million for the nine months ended September 30, 2022. The increase in revenue for the three and nine months ended September 30, 2022 is primarily attributable to a $163.8 million increase in volume of sales activity due to the Business Combination with ADVA and a $38.8 million and $94.6 million increase in volume of sales activity related to our ADTRAN, Inc. operations, respectively. The increase in revenue by category for the three months ended September 30, 2022 was primarily attributable to a $118.8 million increase in Optical Networking Solutions products due to the Business Combination with ADVA, a $86.8 million increase in Subscriber Solutions products, partially offset by a $3.0 million decrease in Access & Aggregation Solutions revenue. The increase in revenue by category for the nine months ended September 30, 2022 was attributable to a $118.8 million increase in Optical Networking Solutions products due to the Business Combination with ADVA, a $117.7 million increase in Subscriber Solutions products, and a $21.9 million increase in Access & Aggregation Solutions revenue. Although our revenue increased, supply of semiconductor chips and other components of our products has become constrained resulting in extended lead times and increased costs. Transportation constraints, including shortages for both air and surface freight, as well as labor shortages in the transportation industry, have also affected the timing and the cost of obtaining raw materials and production supplies. Although our revenue growth and profitability in the near-term may be impacted by these global supply chain issues, our longer term outlook continues to strengthen given our progress with new customer opportunities and the increased customer demand.

Network Solutions segment revenue increased 152.5% from $120.8 million for the three months ended September 30, 2021 to $304.9 million for the three months ended September 30, 2022 and increased 66.5% from $360.0 million for the nine months ended September 30, 2021 to $599.3 million for the nine months ended September 30, 2022. The increase in revenue for the three months ended September 30, 2022 was due primarily to the increase of $143.4 million in volume of sales activity due to the Business Combination with ADVA and an increase of $55.1 million in Subscriber Solutions products in our ADTRAN, Inc. operations. The increase in revenue for the nine months ended September 30, 2022 was due to the Business Combination with ADVA and increases in all revenue categories in our ADTRAN, Inc. operations.

Services & Support segment revenue increased 106.6% from $17.3 million for the three months ended September 30, 2021 to $35.8 million for the three months ended September 30, 2022 and increased 39.2% from $48.8 million for the nine months ended September 30, 2021 to $68.0 million for the nine months ended September 30, 2022. The increase in revenue for the three and nine months ended September 30, 2022 was primarily attributable to the increase of $20.4 million in volume of sales activity from the Business Combination with ADVA partially offset by a $2.6 million decrease in revenue for Access & Aggregation Solutions products in our ADTRAN, Inc. operations.

International revenue, which is defined as revenue generated from the Network Solutions and Services & Support segments provided to a customer outside of the U.S., increased by 270.1% from $46.2 million for the three months ended September 30, 2021 to $171.0 million for the three months ended September 30, 2022 and increased by 115.5% from $135.8 million for the nine months ended September 30, 2021 to $292.8 million for the nine months ended September 30, 2022. International revenue, as a percentage of total revenue, increased from 33.5% for the three months ended September 30, 2021 to 50.2% for the three months ended September 30, 2022 and increased from 33.2% for the nine months ended September 30, 2021 to 43.9% for the nine months ended September 30, 2022 was primarily attributable to the increase in volume of $113.2 million in sales activity from the Business Combination with ADVA and increased shipments to a Tier-1 network operator and multiple alternative network operators in Europe. While international revenue has increased to approximately 50% of total revenues for the three months ended September 30, 2022, the mix of our Network Solutions and Services & Support segments as a percentage of total international revenue remains relatively linear. For the three and nine months ended September 30, 2022 as compared to the three and nine months ended September 30, 2021, changes in foreign currencies relative to the U.S dollar decreased our net sales by approximately $15.5 million and $34.4 million, respectively.

Our ADTRAN, Inc. international revenue is largely focused on broadband infrastructure and is consequently affected by the decisions of our customers as to timing for installation of new technologies, expansion of their networks and/or network upgrades. Our international customers must make these decisions in the regulatory and political environment in which they operate – both nationally and in some instances, regionally – whether of a multi-country region or a more local region within a country. Consequently, while we expect the global trend towards deployment of more robust broadband speeds and access to continue creating additional market opportunities for us, the factors described above may result in pressure on revenue and operating income. Our ADVA international revenue is largely focused on the manufacture and selling of networking solutions that are based on three core areas of expertise: fiber-optic transmission technology (cloud interconnect), cloud access technology for rapid creation of innovative services around the network edge and solutions for precise timing and synchronization of networks. In addition, ADVA's international operations offers a comprehensive portfolio of network design, implementation and maintenance services to assist operators in the deployment of market-leading networks while reducing their cost to maintain these networks.

COST OF REVENUE

As a percentage of revenue, cost of revenue increased from 65.5% for the three months ended September 30, 2021 to 69.8% for the three months ended September 30, 2022 and increased from 59.9% for the nine months ended September 30, 2021 to 67.1% for the nine months ended September 30, 2022. For the three and nine months ended September 30, 2022, the increase was primarily attributable to $25.5 million in acquisition related expenses, amortizations, and adjustments consisting of intangible amortization of backlog, developed technology and fair value adjustments to inventory costs that flow through to cost of revenue as a result of the Business Combination with ADVA as well as supply chain constraint related expenses and to a lesser extent changes in customer and product mix and a regional revenue shift in our ADTRAN, Inc. operations. For the three and nine months ended September 30, 2022, as compared to the three and nine months ended September 30, 2021, changes in foreign currencies relative to the U.S. dollar decreased our cost of revenue by approximately $2.9 million and $6.7 million, respectively. See additional information related to amortization lives and expense in Notes 2 and 11 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

Network Solutions cost of revenue, as a percentage of that segment’s revenue, increased from 67.1% for the three months ended September 30, 2021 to 73.0% for the three months ended September 30, 2022 and increased from 60.0% for the nine months ended September 30, 2021 to 68.9% for the nine months ended September 30, 2022. The increase in cost of revenue as a percentage of revenue for the three and nine months ended September 30, 2022 was primarily attributable to acquisition related expenses, amortizations and adjustments consisting of intangible amortization of backlog, developed technology and fair value adjustments to inventory costs that flow through to cost of revenue as a result of the Business Combination with ADVA as well as supply chain constraint related expenses and to a lesser extent changes in customer and product mix and a regional revenue shift in our ADTRAN, Inc. operations.

Services & Support cost of revenue, as a percentage of that segment’s revenue, decreased from 54.2% for the three months ended September 30, 2021 to 42.1% for the three months ended September 30, 2022 and decreased from 59.1% for the nine months ended September 30, 2021 to 50.4% for the nine months ended September 30, 2022. The decrease in cost of revenue as a percentage of revenue for the three and nine months ended September 30, 2022 was primarily attributable to customer mix and changes in Services & Support mix as a result of the Business Combination with ADVA.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

As a percentage of revenue, selling, general and administrative expenses decreased from 22.4% for the three months ended September 30, 2021 to 22.0% for the three months ended September 30, 2022 and decreased from 21.8% for the nine months ended September 30, 2021 to 19.6% for the nine months ended September 30, 2022. Selling, general and administrative expenses as a percentage of revenue will generally fluctuate whenever there is a significant fluctuation in revenue for the periods being compared.

Selling, general and administrative expenses increased 141.8% from $31.0 million for the three months ended September 30, 2021 to $74.9 million for the three months ended September 30, 2022 and increased 46.3% from $89.3 million for the nine months ended September 30, 2021 to $130.6 million for the nine months ended September 30, 2022. The increase in selling, general and administrative expenses for the three and nine months ended September 30, 2022 was primarily attributable to increased expenses related to the Business Combination with ADVA such as employee-related costs due to an increase in the number of employees, amortization of intangible assets, depreciation of property, plant and equipment and transactions costs. For the three and nine months ended September 30, 2022 as compared to the three and nine months ended September 30, 2021, changes in foreign currencies relative to the U.S dollar decreased our selling, general and administrative expenses by approximately $1.8 million and $4.6 million, respectively.

RESEARCH AND DEVELOPMENT EXPENSES

As a percentage of revenue, research and development expenses decreased from 19.4% for the three months ended September 30, 2021 to 17.4% for the three months ended September 30, 2022 and decreased from 20.1% for the nine months ended September 30, 2021 to 16.8% for the nine months ended September 30, 2022. Research and development expenses as a percentage of revenue will fluctuate whenever there are incremental product development activities or significant fluctuations in revenue for the periods being compared.

Research and development expenses increased 121.2% from $26.8 million for the three months ended September 30, 2021 to $59.2 million for the three months ended September 30, 2022 and increased 36.6% from $82.1 million for the nine months ended September 30, 2021 to $112.2 million for the nine months ended September 30, 2022. The increase in research and development expenses for the three and nine months ended September 30, 2022 was primarily attributable to increased expenses related to the Business Combination with ADVA such as employee-related costs due to an increase in the number of employees, amortization of intangible assets and depreciation of property, plant and equipment. For the three and nine months ended September 30, 2022 as compared to the three and nine months ended September 30, 2021, changes in foreign currencies relative to the U.S. dollar decreased our research and development expenses by approximately $1.9 million and $4.8 million, respectively.

ADVA has arrangements with governmental entities for the purposes of obtaining funding for research and development activities. The Company classifies government grants received under these arrangements as a reduction to research and development expense incurred. For the three and nine months ended September 30, 2022, the Company recognized $0.3 million as a reduction of research and development expense.

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

ASSET IMPAIRMENT

In connection with the planned integration of information technology following the Business Combination, we determined that certain projects no longer fit our needs. As a result the Company recognized impairment charges of $17.0 million during the three and nine months ended September 30, 2022 related to capitalized implementation costs for a cloud computing arrangement. There were no asset impairments recognized during the three and nine months ended September 30, 2021. See Note 9 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for additional information.

INTEREST AND DIVIDEND INCOME

Interest and dividend income was $0.3 million for the three months ended September 30, 2022 and 2021 and decreased 13.4% from $0.9 million for the nine months ended September 30, 2021 to $0.8 million for the nine months ended September 30, 2022. Interest and dividend income was down due to a decrease in the investment balance for the nine months ended September 30, 2022. Our total long-term investments decreased from $83.9 million as of September 30, 2021 to $50.1 million as of September 30, 2022.

INTEREST EXPENSE

Interest expense increased from less than $0.1 million for the three months ended September 30, 2021 to $1.3 million for the three months ended September 30, 2022. Interest expense increased from less than $0.1 million for the nine months ended September 30, 2021 to $1.4 million for the nine months ended September 30, 2022. The increase in interest expense during the three and nine months ended September 30, 2022 was primarily related to an increase in assumed debt associated with the Business Combination with ADVA and the new Wells Fargo Credit Agreement. See Note 13 and Note 14 of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report.

NET INVESTMENT (LOSS) GAIN

We recognized a net investment loss of $0.1 million and $2.7 million for the three months ended September 30, 2021 and 2022, respectively and recognized a net investment gain of $2.9 million and a net investment loss of $10.8 million for the nine months ended September 30, 2021 and 2022, respectively. The fluctuations in our net investments were primarily attributable to changes in the fair value of our securities recognized during the period. We expect that any future market volatility could result in continued fluctuations in our investment portfolio. See Note 7 of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report, and “Investing Activities” in “Liquidity and Capital Resources” below for additional information.

OTHER INCOME, NET

Other income, net, which primarily consisted of gains and losses on foreign currency transactions and income from excess material sales, increased from income of $0.6 million for the three months ended September 30, 2021 to income of $2.5 million for the three months ended September 30, 2022 and increased from income of $2.7 million for the nine months ended September 30, 2021 to income of $2.9 million for the nine months ended September 30, 2022.

INCOME TAX EXPENSE (BENEFIT)

Our effective tax rate changed from an expense of 14.1% of pre-tax income for the three months ended September 30, 2021, to a benefit of 8.8% of pre-tax income for the three months ended September 30, 2022 and changed from an expense of 354.5% of pre-tax income for the nine months ended September 30, 2021, to a benefit of 9.4% of pre-tax income for the nine months ended September 30, 2022. The change in the effective tax rate for the three and nine months ended September 30, 2022, was driven primarily by a change in our estimated tax rate as a result of the closing of the Business Combination with ADVA during the third quarter of 2022, the requirement to begin capitalizing Research and Development expenses for U.S. tax purposes beginning in 2022 as previously passed as part of the Tax Cuts and Jobs Act in December 2017 and the associated impact of those changes on our previously established valuation allowance.

NET LOSS ATTRIBUTABLE TO ADTRAN HOLDINGS, INC.

As a result of the above factors, net loss attributable to ADTRAN Holdings, Inc. increased from $10.4 million for the three months ended September 30, 2021 to $41.9 million for the three months ended September 30, 2022 and increased from $4.4 million for the nine months ended September 30, 2021 to $40.9 million for the nine months ended September 30, 2022.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

We have historically financed, our ongoing business with existing cash, investments and cash flow from operations. In the current supply environment we also expect to utilize our credit arrangements to manage our working capital needs. We have used, and expect to continue to use, existing cash, investments, credit arrangements and cash generated from operations for working capital, business acquisitions, shareholder dividends and other general corporate purposes, including product development activities to enhance our existing products and develop new products, expand our sales and marketing activities and fund capital expenditures. As of September 30, 2022, the Company has incurred $25.2 million of transaction costs related to the Business Combination and expects to incur an estimated $1.1 million of additional transaction costs. We believe that our cash and cash equivalents, investments, cash generated from operations and access to funds under the new Wells Fargo credit facility (described below) will be adequate to meet our operating and capital needs for at least the next 12 months.

As of September 30, 2022, cash on hand was $111.1 million and short-term investments were $0.8 million, which resulted in available short-term liquidity of $111.9 million, of which $77.0 million was held by our foreign subsidiaries. As of December 31, 2021, cash on hand was $56.6 million and short-term investments were $0.4 million, which resulted in available short-term liquidity of $57.0 million, of which $47.7 million was held by our foreign subsidiaries. Generally, we intend to permanently reinvest funds held outside the U.S., except to the extent that any of these funds can be repatriated without withholding tax.

Operating Activities

Net cash used in operating activities of $42.7 million during the nine months ended September 30, 2022 decreased by $71.6 million compared to net cash provided of $28.9 million during the nine months ended September 30, 2021. This decrease was primarily due to net cash outflows from working capital, specifically, an inventory build related to component availability, an increase in accounts receivables and transaction costs related to the Business Combination partially offset by an increase in the average number of days payable to our trade suppliers. Additional details related to our working capital and its drivers are discussed below.

Net accounts receivable increased 90.5% from $158.7 million as of December 31, 2021 to $302.4 million as of September 30, 2022. There was an allowance for credit losses of $0.2 million as of September 30, 2022 and no allowance for credit losses as of December 31, 2021. The increase in net accounts receivable was due primarily to the increase in sales volume related to the Business Combination with ADVA and an increase in sales volume in our ADTRAN, Inc. operations. Quarterly accounts receivable DSO decreased from 95 days as of December 31, 2021 to 82 days as of September 30, 2022. The decrease in DSO was due to customer and geographical mix associated with the Business Combination with ADVA and timing of sales within the quarter.

Other receivables increased 27.8% from $11.2 million as of December 31, 2021 to $14.4 million as of September 30, 2022. The increase in other receivables was primarily attributable to an increase in prepaid taxes associated with Business Combination with ADVA and contract assets partially offset by a decrease in our receivables for sales of raw materials and reclaimed duty drawbacks.

Quarterly inventory turnover was 3.0 turns as of December 31, 2021 and 3.1 turns as of September 30, 2022, respectively. Inventory increased 197.5% from $139.9 million as of December 31, 2021 to $416.2 million as of September 30, 2022. The increase in inventory was due to Business Combination with ADVA and strategic inventory buffer purchases given extended component lead times and availability constraints as well as new product ramp ups to ensure supply continuity. We expect inventory levels to fluctuate as we attempt to maintain sufficient inventory in response to supply chain uncertainties.

Accounts payable increased 169.3% from $102.5 million as of December 31, 2021 to $276.0 million as of September 30, 2022. The increase in accounts payable was primarily due to the increase in volume of operating costs associated with the Business Combination with ADVA, additional purchases of raw material inventory and extended payment terms. Accounts payable will fluctuate due to variations in the timing of the receipt of inventory, supplies and services and our subsequent payments for these purchases.

Investing Activities

Capital expenditures totaled approximately $10.1 million and $3.6 million for the nine months ended September 30, 2022 and 2021, respectively. These expenditures were primarily used to purchase manufacturing and test equipment, software, computer hardware and building improvements.

Our combined short-term and long-term investments decreased $20.1 million from $71.0 million as of December 31, 2021 to $50.9 million as of September 30, 2022. This decrease reflects the impact of the sale of portions of our equity and fixed income investments and the net unrealized and realized gains and losses on our investments.

We typically invest all available cash not required for immediate use in operations, primarily in securities that we believe bear minimal risk of loss. See Note 7 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for additional information.

As of September 30, 2022, our corporate bonds, municipal bonds, asset-backed bonds, mortgage/agency bonds, U.S. government bonds and other government bonds were classified as available-for-sale and had a combined duration of 1.71 years with an average Standard & Poor’s credit rating of AA-. Because our investment portfolio has a high-quality rating and contractual maturities of short duration, we are able to obtain prices for these bonds derived from observable market inputs, or for similar securities traded in an active market, on a daily basis.

Our long-term investments decreased 29.0% from $70.6 million as of December 31, 2021 to $50.1 million as of September 30, 2022. Our investments include various marketable equity securities classified as long-term investments with a fair market value of $0.8 million and $12.6 million as of September 30, 2022 and December 31, 2021, respectively. Long-term investments as of September 30, 2022 and December 31, 2021 also included $21.5 million and $26.9 million, respectively, related to our deferred compensation plans.

Financing Activities

Dividends

During the nine month periods ended September 30, 2022 and 2021, we paid dividends totaling $15.9 million and $13.1 million, respectively. The continued payment of dividends is at the discretion of the Company’s Board of Directors and is subject to general business conditions and ongoing financial results of the Company.

Stock Option Exercises

To accommodate employee stock option exercises, the Company issued 0.4 million and 0.1 million shares of common stock and treasury stock which resulted in proceeds of $4.8 million and $2.6 million during the three months ended September 30, 2022 and 2021, respectively and issued 0.4 and 0.4 million shares of common stock and treasury stock which resulted in proceeds of $5.4 million and $6.1 million during the nine months ended September 30, 2022 and 2021, respectively.

Off-Balance Sheet Arrangements

We do not have off-balance sheet financing arrangements and have not engaged in any related party transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources.

Cash Requirements

The following table summarizes the Company’s material short- and long-term cash requirements from known obligations pursuant to certain contracts and commitments as of September 30, 2022, as well as an estimate of the timing in which such obligations and payments are expected to be satisfied.

(In thousands)	Total	2022	2023	2024	2025	2026	After 2026
Wells Fargo credit agreement(1)	$60,000	$—	$60,000	$—	$—	$—	$—
Nord/LB revolving line of credit(2)	14,702	—	14,702	—	—	—	—
Syndicated credit agreement working capital line of credit(3)	9,801	—	9,801	—	—	—	—
Syndicated credit agreement note payable(4)	29,782	7,351	22,431	—	—	—	—
Purchase obligations(5)	454,143	218,792	226,130	8,852	192	166	11
Operating lease obligations(6)	32,027	2,209	8,421	7,098	5,838	3,354	5,107
Business combination transaction costs(7)	1,144	1,144	—	—	—	—	—
Totals	$601,599	$229,496	$341,485	$15,950	$6,030	$3,520	$5,118

(1) See description below.

(2) See description below.

(3) See description below.

(4) See description below.

(5) We have purchase obligations related to open purchase orders to our contract manufacturers, ODMs, component suppliers, service partners and other vendors. The settlement of our purchase obligations will occur at various dates beginning in 2022 and going through 2027. See Note 20 of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report for more information.

(6) We have operating leases for office space, automobiles and various other equipment in the U.S. and in certain international locations. Our operating leases had remaining lease terms ranging from one month to 75 months as of September 30, 2022.

(7) Pursuant to the Business Combination Agreement, the Company is bearing the transaction costs of the Business Combination attributable to the Company. For additional information on the Business Combination, see Note 2 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

New Wells Fargo Credit Agreement

On July 18, 2022, ADTRAN Holdings, Inc. and ADTRAN, Inc., as the borrower, entered into a credit agreement with a syndicate of banks, including Wells Fargo Bank, National Association, as administrative agent (“Administrative Agent”), and the other lenders named therein (the “Credit Agreement”). The Credit Agreement allows for borrowings of up to $100 million in aggregate principal amount, subject to being increased to up to $400 million in aggregate principal amount upon the Company or Borrower’s execution of a DPLTA with ADVA or a parent of ADVA, among other conditions (the “Senior Credit Facilities Increase”). On October 18, 2022, the Board of Directors of the Company. and the management board of ADVA, agreed on a final draft of a DPLTA between the Company, as the controlling company, and ADVA, as the controlled company. See Note 21 of the Notes to Condensed Consolidated Financial Statements for further information.

As of September 30, 2022, ADTRAN, Inc.’s borrowings under the revolving line of credit were $60.0 million in tranches that mature during the fourth quarter of 2022 and can either be repaid or borrowed again for a one month, three month or six month period. In addition, we may issue up to $25 million in letters of credit against our $100 million dollar total facility. As of September 30, 2022, we had a total of $16.0 million in letters of credit with ADTRAN, Inc. outstanding against our eligible borrowings, leaving a net amount of $24.0 million available for future borrowings. Any future credit extensions under the Credit Agreement are subject to customary conditions precedent. The proceeds of any loans are expected to be used for general corporate purposes and to pay a portion of the Exchange Offer consideration.

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

The Credit Agreement permits the Company to prepay any or all of the outstanding loans or to reduce the commitments under the Credit Agreement without incurring premiums or penalties (except breakage costs with respect to SOFR Loans and EURIBOR Loans). The Credit Agreement contains customary affirmative and negative covenants, including incurrence covenants and certain other limitations on the ability of the Company and the Company’s subsidiaries to incur additional debt, guarantee other obligations, grant liens on assets, make investments, dispose of assets, pay dividends or other payments on capital stock, make restricted payments, engage in mergers or consolidations, engage in transactions with affiliates, modify its organizational documents, and enter into certain restrictive agreements. It also contains customary events of default (subject to customary cure periods and materiality thresholds). Furthermore, the Credit Agreement requires that the Consolidated Total Net Leverage Ratio (as defined in the Credit Agreement) of the Company and its subsidiaries tested on the last day of each fiscal quarter not exceed 3.25 to 1.0 through September 30, 2024 and 2.75 to 1.00 from December 31, 2024 and thereafter, subject to certain exceptions. The Credit Agreement also requires that the Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of the Company and its subsidiaries tested on the last day of each fiscal quarter not fall below 3.00 to 1.00. The Credit Agreement matures in July 2027 but provides the Company with an option to request extensions subject to customary conditions.

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

Nord/LB Revolving Line of Credit

On August 8, 2022, ADVA entered into a $14.7 million revolving line of credit with Norddeutsche Landesbark - Girozentrale (Nord/LB) that bears interest of Euro Short Term Rate + 1.4% and which matures in August 2023. During the term of the loan, ADVA is obligated to maintain an adjusted net debt to cover ratio that is equal to or less than 2.75. The revolving line of credit grants Nord/LB a lien on assets of any kind which come into the possession of ADVA. Assets of any kind includes goods, foreign exchange, securities including interest, annuity and profit notes, collective securities deposits, subscription rights, checks, bills of exchange, bills of lading, storage and loading slips. As of September 30, 2022, ADVA’s borrowings under the revolving line of credit were $14.7 million.

Syndicated Credit Agreement Working Capital Line of Credit

In September 2018, ADVA entered into a syndicated credit agreement with Bayerische Landesbank and Deutsche Bank AG Branch German Business to borrow up to $9.8 million as part of a working capital line of credit. The interest rate for the working capital line of credit is adjusted periodically based on a defined leverage ratio and is currently EURIBOR plus 1.35% as of September 30, 2022. The working capital line of credit matures in September 2023. As of September 30, 2022, borrowings under the working capital line of credit totaled $9.8 million.

Syndicated Credit Agreement Note Payable

In September 2018, ADVA entered into a syndicated credit agreement with Bayerische Landesbank and Deutsche Bank AG Branch German Business to borrow $63.7 million. The interest rate for the note payable is adjusted periodically based on a defined leverage ratio and is currently EURIBOR plus 1.35% as of September 30, 2022. The note payable matures in September 2023.

Proposed Domination and Profit and Loss Transfer Agreement

On October 18, 2022, the Board of Directors of the Company and the management board of ADVA agreed on a final draft of a DPLTA between the Company, as the controlling company, and ADVA, as the controlled company. The parties’ execution of the DPLTA remains subject to approval of the DPLTA by shareholders of ADVA with 75% of the votes cast in an extraordinary general meeting, which is scheduled to be held on November 30, 2022. If and when signed, effectiveness of the DPLTA is subject to the subsequent registration of the DPLTA with the commercial register (Handelsregister) of the local court (Amtsgericht) at the registered offices of ADVA, with such effectiveness to occur no earlier than January 1, 2023.

Pursuant to Sections 302 et seq. of the German Stock Corporation Act, under the proposed DPLTA, we would be obligated to compensate any annual net loss of ADVA. Additionally, pursuant to the terms of the proposed DPLTA, each ADVA shareholder (other than the Company) will be offered to elect either (1) to remain an ADVA shareholder and receive from us an Annual Recurring Compensation payment, or (2) to receive Exit Compensation. Assuming all of the minority holders of currently outstanding ADVA shares were to elect the second option, the Company would be obligated to make aggregate Exit Compensation payments of approximately EUR 309.8 million (or approximately $303.6 million at the exchange rate in effect on September 30, 2022). Shareholders electing the first option of Annual Recurring Compensation may later elect the second option. Our obligation to pay Annual Recurring Compensation under the proposed DPLTA would lead to a continuing payment obligation, which would amount to approximately $10.4 million per year assuming none of the minority ADVA shareholders were to elect Exit Compensation and no adjustment is made to the Annual Recurring Compensation Payment Amount between now and November 30, 2022. Any such adjustments could materially increase the amount of the Annual Recurring Compensation Payment Amount. The amount of this Annual Recurring Compensation payment obligation pursuant to the proposed DPLTA could exceed the amount of dividends that otherwise might be distributed by ADVA to minority shareholders and would even have to be paid if ADVA incurs losses, which could have a material adverse impact on our financial results and financial condition.

Other Cash Requirements

We have committed to invest up to an aggregate of $5.0 million in a private equity fund, of which $4.9 million has been invested as of September 30, 2022.

During the nine months ended September 30, 2022, there have been no other material changes in cash requirements from those discussed in the 2021 Form 10-K other than the Company's commitments and contingencies that were assumed due to the Business Combination with ADVA that occurred on July 15, 2022.

Performance Bonds

Certain contracts, customers and jurisdictions in which we do business require us to provide various guarantees of performance such as bid bonds, performance bonds and customs bonds. As of September 30, 2022 and December 31, 2021, we had commitments related to these bonds totaling $21.1 million and $22.9 million, respectively, which expire at various dates through April 2025. In general we would only be liable for the amount of these guarantees in the event of default under each contract, the probability of which we believe is remote.

Critical Accounting Policies and Estimates

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used or if changes in the accounting estimate that are reasonably likely to occur could materially impact the results of financial operations. Several accounting policies, as described in Note 1 of Notes to the Consolidated Financial Statements included in Part I, Item 1 of this report, require material subjective or complex judgment and have a significant impact on our financial condition and results of operations, as applicable.

We believe the critical accounting policies affect our more significant judgments and estimates used in the preparation of our Condensed Consolidated Financial Statements. During the nine months ended September 30, 2022, there were no significant changes to our critical accounting policies and estimates as described in the financial statements contained in the 2021 Form 10-K.

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

We maintain depository investments with certain financial institutions. Although these depository investments may exceed government insured depository limits, we have evaluated the creditworthiness of these financial institutions and determined the risk of material financial loss due to exposure of such credit risk to be minimal. As of September 30, 2022, $105.9 million of our cash and cash equivalents, primarily certain domestic money market funds and foreign depository accounts, were in excess of government provided insured depository limits.

As of September 30, 2022, approximately $30.0 million of our cash and investments may be directly affected by changes in interest rates. As of September 30, 2022, we held $1.4 million of cash and variable-rate investments where a change in interest rates would impact our interest income. A hypothetical 50 basis point decline in interest rates as of September 30, 2022, assuming all other variables remain constant, would reduce annualized interest income on our cash and investments by less than $0.1 million. In addition, we held $28.7 million of fixed-rate bonds whose fair values may be directly affected by a change in interest rates. A hypothetical 50 basis point increase in interest rates as of September 30, 2022, assuming all other variables remain constant, would reduce the fair value of our fixed-rate bonds by approximately $0.2 million.

We are exposed to changes in foreign currency exchange rates to the extent that such changes affect our revenue and gross margin on revenue derived from some international customers, other operating expenses, and assets and liabilities held in non-functional currencies related to our foreign subsidiaries. Our primary exposures to foreign currency exchange rate movements are with our European subsidiaries including our majority ownership of ADVA, whose functional currency is the Euro, our Australian subsidiary, whose functional currency is the Australian dollar, and our U.K. subsidiary, who transacts in the British pound sterling with a U.S. dollar functional currency. Our revenue is primarily denominated in the respective local or functional currency of the subsidiary and paid in that subsidiary’s functional currency or certain other local currency. The majority of our global supply chain payments are in U.S. dollars and some of our operating expenses are invoiced and paid in certain local currencies (approximately 33.1% and 22.8% of total operating expense for the three and nine months ended September 30, 2022, respectively). Therefore, our revenues, gross margins, operating expenses and operating income (loss) are all subject to foreign currency fluctuations. As a result, changes in currency exchange rates could cause variations in our operating income (loss).

We have certain customers who are invoiced or suppliers that we pay in a non-functional currency; therefore, changes in the monetary exchange rates to the entity's functional currency may adversely affect our results of operations and financial condition. To manage the volatility relating to these typical business exposures, we may enter into various derivative transactions, when appropriate. We do not hold or issue derivative instruments for trading or other speculative purposes. For balances as of September 30, 2022, all non-functional currencies billed would result in a combined hypothetical gain or loss of $12.3 million if the U.S. dollar weakened or strengthened 10% against the billing currencies. All non-functional currencies invoiced by suppliers would result in a combined hypothetical gain or loss of $4.6 million if the U.S. dollar weakened or strengthened 10% against the billing currencies. This change represents an increase in the amount of hypothetical gain or loss compared to prior periods and is mainly due to an increase in U.S. dollar denominated billings in a non-U.S. dollar denominated subsidiary. Although we do not currently hold any derivative instruments (other than the Swap as defined in Part II, Item 5 of this Quarterly Report on Form 10-Q), any gain or loss would be partially mitigated by any derivative instruments held.

As of September 30, 2022, we had certain material contracts subject to currency revaluation, including accounts receivable, accounts payable and lease liabilities, denominated in foreign currencies. As of September 30, 2022, we had 39 forward rate contracts outstanding with a fair value of $0.7 million.

For further information about the fair value of our investments as of September 30, 2022, see Note 7 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

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

As of the end of the period covered by this report, an evaluation was carried out by management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on that evaluation, which excluded the impact of the acquisition of a controlling equity stake in ADVA discussed below, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting.

On July 15, 2022, the Company acquired 33,957,538 bearer shares of ADVA, or 65.43% of ADVA’s outstanding bearer shares as of such date, as further described in Note 2 of the Notes to the Condensed Consolidated Financial Statements. At September 30, 2022, ADVA’s assets represented approximately 66.0% of our consolidated assets. For the three and nine months ended September 30, 2022, ADVA’s revenues represented approximately 48.1% and 24.6% of our consolidated revenues, respectively, and loss before income taxes represented approximately 23.3% and 23.7% of our consolidated loss before income taxes, respectively. As permitted by SEC guidance, we currently exclude ADVA in our evaluation of internal controls over financial reporting and related disclosure controls and procedures for the first year after the Business Combination. However, we are in the process of extending our oversight and monitoring processes that support our internal control over financial reporting and disclosure controls and procedures to include ADVA’s operations. There were no other changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Additionally, our ability to realize anticipated benefits of the Business Combination could be affected by a number of other factors, including: the need for greater than expected cash or other financial resources or management time in order to integrate ADVA; increases in other expenses related to the Business Combination, including restructuring and other exit costs; the timing and impact of purchase accounting adjustments; accounting for IFRS to US GAAP adjustments; difficulties in employee or management integration; our ability to enter into and the timing of effectiveness of a DPLTA; and unanticipated liabilities associated with the Business Combination. Any potential cost-saving opportunities may take several years following the Business Combination to implement, and any results of these actions may not be realized for several years thereafter, if at all.

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
•
challenges associated with converting ADVA's financial reporting from IFRS to accounting principles generally accepted in the U.S. (U.S GAAP) and compliance with the Sarbanes-Oxley Act of 2002, as amended, and the rules promulgated thereunder by the SEC;
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

While we have agreed on a final draft of a DPLTA with ADVA, we may not be successful in entering into the DPLTA, and the effectiveness of a DPLTA may be delayed as a result of litigation or otherwise, which may have an adverse effect on the ability to realize synergies and cost reductions and the market value of our shares.

On October 18, 2022, the Board of Directors of the Company and the management board of ADVA agreed on a final draft of a domination and profit and loss transfer agreement within the meaning of Sec. 291 para. 1 of the German Stock Corporation Act (Aktiengesetz) (a “DPLTA”), between the Company, as the controlling company, and ADVA, as the controlled company. The parties’ execution of the DPLTA remains subject to the approval of the DPLTA by shareholders of ADVA with 75% of the votes cast in an extraordinary general meeting, which meeting is scheduled to be held on November 30, 2022. Additionally, effectiveness of the DPLTA will be subject to registration of the DPLTA with the commercial register (Handelsregister) of the local court (Amtsgericht) at the registered offices of ADVA, with such effectiveness to occur no earlier than January 1, 2023. If the approval of the DPLTA is contested or its effectiveness is delayed as a result of litigation or otherwise or does not occur, we may be unable to initiate any transactions or measures that are disadvantageous to ADVA unless we provide adequate compensation to ADVA. If the disadvantage caused by any transaction or other measure cannot be assessed or compensated, we will be prohibited from initiating such transaction or measure. Accordingly, the lack of a DPLTA may preclude us from implementing certain transactions related to the integration of ADVA with our business, including realizing synergies. The failure to realize synergies may lead to a decline of the value of our shares.

Furthermore, if entry into a DPLTA with ADVA is delayed or does not occur, we will be prevented from increasing the aggregate principal amount available under our Credit Agreement from $100 million to $400 million. This lack of access to additional capital could have a material adverse effect on our financial condition.

We may enter into a DPLTA with ADVA, which may have a material adverse effect on our financial results and condition.

On October 18, 2022, the Board of Directors of the Company and the management board of ADVA agreed on a final draft of a DPLTA, the execution of which is subject to ADVA shareholder approval and the effectiveness of which is subject registration of the DPLTA with the commercial register of the local court at ADVA’s registered offices. In the event that we are able to enter into a DPLTA with ADVA and the DPLTA becomes effective, the DPLTA would allow us to issue binding instructions to the management board of ADVA, which could be disadvantageous to ADVA and result in a decline in the business and earnings power of ADVA. This could have a material adverse effect on the assets, financial position and income of ADVA, which in turn could have a material adverse effect on our financial condition.

Furthermore, pursuant to Sections 302 et seq. of the German Stock Corporation Act, under the proposed DPLTA, we would be obligated to compensate any annual net loss of ADVA. Additionally, pursuant to the terms of the proposed DPLTA, each ADVA shareholder (other than the Company) will be offered to elect either (1) to remain an ADVA shareholder and receive from us an Annual Recurring Compensation payment or (2) to receive Exit Compensation. Assuming all of the minority holders of currently outstanding ADVA shares were to elect the second option, the Company would be obligated to make aggregate Exit Compensation payments of approximately EUR 309.8 million (or approximately $303.6 million at the exchange rate in effect on September 30, 2022). Shareholders electing the first option of Annual Recurring Compensation may later elect the second option for as long as the offer for the Exit Compensation is open. Our obligation to pay annual Recurring Compensation under the proposed DPLTA would lead to a continuing payment obligation, which would amount to approximately $10.4 million per year assuming none of the minority ADVA shareholders were to elect Exit Compensation and no adjustment is made to the Annual Recurring Compensation Payment Amount between now and November 30, 2022. Any such adjustments could materially increase the amount of the Annual Recurring Compensation Payment Amount. The amount of this Annual Recurring Compensation payment obligation pursuant to the proposed DPLTA could exceed the amount of dividends that otherwise might be distributed by ADVA to minority shareholders and would even have to be paid if ADVA incurs losses, which could have a material adverse impact on our financial results and financial condition.

We are exposed to additional litigation risk and uncertainty with respect to the remaining minority shareholders of ADVA.

As a result of the Business Combination, we continue to be exposed to litigation risk and uncertainty associated with the remaining minority shareholders of ADVA. Our willingness and/or ability to acquire all issued and outstanding shares of ADVA, and the timing of any such potential acquisition, is uncertain. In addition, the terms of the proposed DPLTA, if we enter into the proposed DPLTA with ADVA, including the adequacy of compensation payments to minority ADVA shareholders under the terms of the DPLTA, are likely to be challenged by minority shareholders of ADVA by initiating court-led appraisal proceedings under German law. We cannot rule out that the competent court in such appraisal proceeding may adjudicate higher Exit Compensation or Annual Recurring Compensation payment obligations (in each case, including interest thereon) than agreed upon in a DPLTA, the financial impact and timing of which is uncertain.

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

We have incurred and expect to continue to incur a number of significant non-recurring implementation and restructuring costs associated with combining the operations of ADTRAN and ADVA. In addition, we have incurred significant banking, legal, accounting and other transaction fees and costs related to the Business Combination. As of September 30, 2022, we have incurred $25.2 million of transaction costs related to the Business Combination and expect to incur an estimated $1.1 million of additional transaction costs related to the Business Combination.

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

Subsequent to the closing of the Business Combination, we entered into a new credit facility providing for borrowings of up to $100 million subject to being increased up to $400 million, and under which we have currently incurred $60.0 million amount of indebtedness. Additionally, subsequent to the closing of the Business Combination, ADVA entered into a new revolving line of credit providing for borrowings of up to $14.7 million and under which ADVA has currently incurred $14.7 million amount of indebtedness. Our increased indebtedness could adversely affect our operations and liquidity. Our level of indebtedness could, among other things:

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

Due to the size and geographic reach of our operations following the completion of the Business Combination, a wide range of factors could materially affect our operations and financial performance. In addition to the risks described herein, the risks relating to ADVA’s business described in ADVA’s Risk and Opportunity Report under the Combined Management Report in ADVA’s 2021 Annual Report and 2022 Six-Month Report, which can be found at https://www.adva.com/en/about-us/investors/financial-results/financial-reports, may significantly impact our business and financial performance.

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

The terms of our and ADVA's credit agreements restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.

Our Credit Agreement, ADVA's syndicated credit agreements with Baverische Landesbank and Deutsche Bank AG Branch, and ADVA's revolving line of credit with Norddeutsche Landesbank - Girozentrale contain a number of restrictive covenants that impose significant operating and financial restrictions on us and/or our subsidiaries and may limit our ability to engage in acts that may be in our long-term best interest, including restrictions on our and/or our subsidiaries' ability to:

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

In addition, the restrictive covenants in such credit facilities require us and/or our subsidiaries to maintain specified financial ratios and satisfy other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we may be unable to meet them.

A breach of the covenants or restrictions under such credit facilities could result in an event of default. Such a default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under such credit facilities would permit the lenders to terminate all commitments to extend further credit under the applicable facility. Furthermore, if we were unable to repay the amounts due and payable under such credit facilities, those lenders could proceed against the collateral granted them to secure that indebtedness. In the event our lenders or noteholders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness. As a result of these restrictions, we may be:

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

Certain raw materials and key components used in our products are currently available from only one source, and others are available from only a limited number of sources. The availability of these raw materials and supplies may be subject to market forces beyond our control, such as inflation, merger and acquisition activity of our suppliers and consolidation in some segments of our supplier base. We have experienced and expect to continue to experience increased inflationary pressures on input costs, such as, raw materials, supplies, labor and distribution costs to increase. Our attempts to offset these cost pressures, through increases in the selling prices of some of our products, may not be successful and could negatively affect our operating results. In addition, from time to time, there may not be sufficient quantities of raw materials and supplies in the marketplace to meet customer demand. For example, wafer foundries that support chipmakers have not invested enough in recent years to increase capacities to the levels need to support demand from all of their customers and wafers have a long lead time for production, in some cases in excess of 30 weeks, which has led to a recent shortage in chip supplies. Many companies utilize the same raw materials and supplies that we do in the production of their products. Companies with more resources than our own may have a competitive advantage in obtaining raw materials and supplies due to greater buying power. These factors have resulted in reduced supply, higher prices of raw materials and delays in the receipt of certain of our key components, which in turn has generated increased costs, lower margins and delays in product delivery, with a corresponding adverse effect on revenue. Delays in product deliveries and corresponding product price increases may likewise have an adverse effect on customer relationships. We attempt to manage these risks through developing alternative sources, by staging inventories at strategic locations, through engineering efforts designed to obviate the necessity of certain components and by building long-term relationships and close contact with each of our key suppliers; however, we cannot assure that delays in or failures of deliveries of key components, either to us or to our contract manufacturers, and consequent delays in product deliveries, will not continue to occur in the future. In addition, our supply chain challenges are forcing us to devote a substantial portion of our research and development expenses to redesign existing products, reducing our capacity to develop new products. For a discussion of the impact of the COVID-19 pandemic on our supply chain, see “- The ongoing COVID-19 pandemic has impacted and may continue to impact our business, results of operations and financial condition, particularly our supply chain and workforce.”

The continuing growth of our international operations could expose us to additional risks, increase our costs and adversely affect our operating results, financial condition and cash flows.

We are expanding our presence in international markets, which represented 50.2% and 33.5% of our net revenue for the three months ended September 30, 2022 and 2021, respectively, and 43.9% and 33.2% of our revenue for the nine months ended September 30, 2022 and 2021, respectively, and as a result, we anticipate increased revenue and operating costs in these markets. This international expansion has increased and may continue to increase our operational risks and impact our results of operations, including:

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
•
potential exposure to natural disasters, epidemics and pandemics (and government regulations in response thereto) and acts of war or terrorism; and
•
potential exposure to ongoing military conflict in Ukraine. The U.S. and certain other countries imposed sanctions on Russia and could impose further sanctions against it, which could damage or disrupt international commerce and the global economy. Other potential consequences include, but are not limited to, a heightened risk of cyber-warfare, biological warfare or nuclear warfare, growth in the number of popular uprisings in the region, increased political discontent, especially in the regions most affected by the conflict or economic sanctions, continued displacement of persons to regions close to the areas of conflict and an increase in the number of refugees, among other unforeseen social and humanitarian effects which could impact our business, customers, and suppliers.

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

We will require a significant amount of cash to service our indebtedness, our potential payment obligations to ADVA shareholders under the proposed DPLTA, and other obligations.

Our ability to generate cash depends on many factors beyond our control and any failure to service our outstanding indebtedness could harm our business, financial condition and results of operations. Furthermore, subject to approval of ADVA’s shareholders and the registration of the DPLTA with the commercial register (Handelsregister) of the local court (Amtsgericht) at the registered offices of ADVA, we may enter into a DPLTA with ADVA. In the event the DPLTA becomes effective, we would be obligated to compensate any annual net loss of ADVA. Additionally, pursuant to the terms of the proposed DPLTA, each ADVA shareholder (other than the Company) will be offered to elect either (1) to remain an ADVA shareholder and receive from us an Annual Recurring Compensation payment, or (2) to receive Exit Compensation. Assuming all of the minority holders of currently outstanding ADVA shares were to elect the second option, the Company would be obligated to make aggregate Exit Compensation payments of approximately EUR 309.8 million (or approximately $303.4 million at the exchange rate in effect on September 30, 2022). Shareholders electing the first option of Annual Recurring Compensation may later elect the second option. Our obligation to pay Annual Recurring Compensation under the proposed DPLTA would lead to a continuing payment obligation, which would amount to approximately $10.4 per year assuming none of the minority ADVA shareholders were to elect Exit Compensation and no adjustment is made to the Annual Recurring Compensation Payment Amount between now and November 30, 2022. Any such adjustments could materially increase the amount of the Annual Recurring Compensation Payment Amount. The amount of this Annual Recurring Compensation payment obligation pursuant to the proposed DPLTA could exceed the amount of dividends that otherwise might be distributed by ADVA to minority shareholders and would even have to be paid if ADVA incurs losses. Any failure to satisfy our payment obligations under the proposed DPLTA could harm our business, financial condition and results of operations.

Our ability to make payments on and to refinance our indebtedness, to cover our payment obligations under the proposed DPLTA, and to fund working capital needs and planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, business, legislative, regulatory and other factors that are beyond our control. If our business does not generate sufficient cash flow from operations or if future borrowings are not available to us in an amount sufficient to enable us and our subsidiaries to pay our indebtedness or to fund our other liquidity needs, we may need to refinance all or a portion of our indebtedness on or before the maturity thereof, sell assets, reduce or delay capital investments or seek to raise additional capital, any of which could have a material adverse effect on us.

In addition, we may not be able to affect any of these actions, if necessary, on commercially reasonable terms or at all. Our ability to restructure or refinance our indebtedness will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments or preferred stock may limit or prevent us from taking any of these actions. In addition, any failure to make scheduled payments of interest and principal on our outstanding indebtedness or dividend payments on our outstanding shares of preferred stock would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness or otherwise raise capital on commercially reasonable terms or at all. Our inability to generate sufficient cash flow to satisfy our debt service, payment obligations to ADVA shareholders under the proposed DPLTA, and other obligations, or to refinance or restructure our obligations on commercially reasonable terms or at all, would have an adverse effect, which could be material, on our business, financial condition and results of operations.

We could be required to recognize impairment charges related to goodwill and other intangible assets.

The Business Combination added a significant amount of goodwill and other intangible assets to our consolidated balance sheet. In accordance with U.S. GAAP, management periodically assesses these assets to determine if they are impaired. Significant negative industry or economic trends, disruptions to our business, the inability to effectively integrate acquired businesses, the underperformance of our business as compared to management’s initial expectations, unexpected significant changes or planned changes in use of the assets, divestitures, and market capitalization declines may impair goodwill and other intangible assets. Any charges relating to such impairments could materially adversely affect our business, financial condition and results of operations in the periods recognized.

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

Central Banks' monetary policy actions could increase our costs of borrowing money and negatively impact our financial condition and future operations.

Market interest rates are rising and are expected to continue to rise across the yield curve. Depending on future inflation rates, the rise of nominal interest rates may produce a rise in real interest rates. Higher interest rates resulting from tightening monetary policy are expected to increase credit costs and decrease credit availability. Increases in interest rates could increase our costs of borrowing money under certain of our debt facilities with variable interest rates, which would negatively impact our financial condition and future operations.

Expectations relating to environmental, social and governance considerations expose the Company to potential liabilities, increased costs, reputational harm, and other adverse effects on the Company’s business.

Many governments, regulators, investors, employees, customers and other stakeholders are increasingly focused on environmental, social and governance considerations relating to businesses, including climate change and greenhouse gas emissions, human and civil rights, and diversity, equity and inclusion. In addition, we may make statements about our environmental, social and governance goals and initiatives through our website, press statements and other communications. Responding to these environmental, social and governance considerations and implementation of these goals and initiatives involves risks and uncertainties, requires investments, and depends in part on third-party performance or data that is outside of our control. Any failure, or perceived failure, by us to achieve our targets, further our initiatives, adhere to our public statements, comply with federal, state or international environmental, social and governance laws and regulations, or meet evolving and varied stakeholder expectations and standards could result in legal and regulatory proceedings against us and materially adversely affect our business, reputation, results of operations, financial condition and stock price.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2022, we did not repurchase any shares of our common stock. As of September 30, 2022, there is no current authorization to repurchase common stock.

ITEM 5. OTHER INFORMATION

On November 3, 2022, the Company entered into a Euro/U.S. dollar cross-currency swap arrangement (the “Swap”) with Wells Fargo Bank, N.A. (the “Hedge Counterparty”). The Swap, which is governed by the provisions of an ISDA Master Agreement (including schedules thereto and transaction confirmations that supplement such agreement) entered into between the Company and the Hedge Counterparty, enable the Company to convert a portion of its Euro denominated payment obligations under the proposed DPLTA into U.S. Dollars. Under the Swap, the Company will exchange an aggregate notional amount of $160.0 million U.S. dollars for Euros at a daily fixed forward rate ranging from $0.98286 to $1.03290. The aggregate amount of $160.0 million will be divided into eight quarterly tranches of $20 million. The Company, at its sole discretion, may exchange all or part of each tranche on any given day within the applicable quarter; provided, however, that it must exchange the full tranche by the end of such quarter. The Swap may be accelerated or terminated early for a number of reasons, including but not limited to (i) non-payment by the Company or the Hedge Counterparty, (ii) breach of representation or warranty or covenant by either party, or (iii) insolvency or bankruptcy of either party.

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

10.2

Collateral Agreement dated July 18, 2022, by and among ADTRAN Holdings, Inc., ADTRAN, Inc., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed July 22, 2022)

10.3

Guaranty Agreement dated July 18, 2022, by and between ADTRAN Holdings, Inc. and ADTRAN, Inc. in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed July 22, 2022)

10.4*	Syndicated Credit Agreement Note Payable, date September 23, 2018, by and among ADVA Optical Networking SE, Bayerische Landesbank, and Deutsche Bank AG non-binding English translation

10.5	Settlement Agreement, dated August 4, 2022, by and between ADVA Optical Networking SE and Brian Protiva (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed September 30, 2022)

10.6†	Employment Agreement dated July 13, 2022 by and between Thomas R. Stanton and ADTRAN Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed July 15, 2022)

10.7†	ADTRAN, Inc. Amended and Restated Variable Incentive Compensation Plan (incorporated by reference to Exhibit 10.8 to the Company's Form 10-Q filed August 5, 2022)

31*	Rule 13a-14(a)/15d-14(a) Certifications

32*	Section 1350 Certifications

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021; (ii) Condensed Consolidated Statements of Loss for the three and nine months ended September 30, 2022 and 2021; (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2022 and 2021; (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2022 and 2021; (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021; and (vi) Notes to Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

† Represents a management compensation plan or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADTRAN Holdings, Inc. (Registrant)

Date: November 9, 2022	/s/ Michael Foliano
Michael Foliano
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)