Form 10-K
period 2022-12-31
ADTRAN Holdings, Inc.
filed 2023-03-01
CIK 926282

12liability of warranty

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from to

Commission file number 000-41446

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant's outstanding common stock held by non-affiliates of the registrant on June 30, 2022 was $852,431,295 based on a closing market price of $17.53 as reported on the NASDAQ Global Select. There were 78,630,365 shares of common stock outstanding as of February 27, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant's 2023 Annual Meeting of Stockholders are incorporated herein by reference in Part III to the extent described in Part III.

PricewaterhouseCoopers LLP; PCAOB Firm ID: 238; Birmingham, Alabama

ADTRAN Holdings, Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2022

GENERAL

Unless the context otherwise indicates or requires, references in this Annual Report on Form 10-K to “ADTRAN,” the “Company,” “we,” “us” and “our” refer to ADTRAN, Inc. and its consolidated subsidiaries prior to its merger with and into its wholly-owned direct subsidiary, ADTRAN Holdings, Inc., on July 8, 2022, after which ADTRAN, Inc. became a wholly-owned direct subsidiary of ADTRAN Holdings, Inc. (the “Merger”), and to ADTRAN Holdings, Inc. and its consolidated subsidiaries following the Merger.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on our behalf. We and our representatives may from time to time make written or oral forward-looking statements, including statements contained in this report, our other filings with the Securities and Exchange Commission (the “SEC”) and other communications with our stockholders. Any statement that does not directly relate to a historical or current fact is a forward-looking statement. Generally, the words “believe”, “expect”, “intend”, “estimate”, “anticipate”, “would”, “will”, “may”, “might”, “could”, “should”, “can”, “future”, “assume”, “plan”, “seek”, “predict”, “potential”, “objective”, “expect”, “target”, “project”, “outlook”, “forecast” and similar expressions identify forward-looking statements. We caution you that any forward-looking statements made by us or on our behalf are subject to uncertainties and other factors that could affect the accuracy of such statements. Forward-looking statements are based on management’s current expectations, as well as certain assumptions and estimates made by, and information available to, management at the time the statements are made. Those statements are based on general assumptions and are subject to various risks, and because they also relate to the future, they are likewise subject to inherent uncertainties and other factors that may cause actual results to differ materially from the views, beliefs and projections expressed in such statements. These risks, uncertainties and other factors include, but are not limited to, the risks identified in Item 1A. “Risk Factors” of this report and those described below:

Risks related to the Business Combination and DPLTA

•
We may fail to realize the anticipated strategic and financial benefits sought from the Business Combination.
•
We have experienced operational challenges as a result of the Business Combination and may also experience negative synergies and loss of customers.
•
The terms of the DPLTA may have a material adverse effect on our financial results and condition.
•
We are exposed to additional litigation risk and uncertainty with respect to the remaining minority shareholders of ADVA, which litigation may require us to pay a higher purchase price for additional ADVA shares than the amount provided for under the DPLTA.
•
We have incurred and expect to continue to incur significant transaction fees and costs in connection with the Business Combination and post-closing integration efforts.
•
We incurred a substantial amount of indebtedness in connection with the Business Combination and DPLTA. Our failure to meet our debt service obligations could have a material adverse effect on our business, financial condition and results of operations.
•
We may be unable to successfully retain and motivate our personnel, including personnel at ADVA.
•
The terms of our and ADVA's credit agreements restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.
•
Negative publicity related to post-closing integration measures may adversely affect us.

Risks related to our financial results and Company success

•
Our revenue for a particular period can be difficult to predict, and a shortfall in revenue may harm our operating results.
•
The lengthy sales and approval process required by service providers for new products could result in fluctuations in our revenue.
•
We depend heavily on sales to certain customers; the loss of any of these customers or a significant project would significantly reduce our revenue and net income.
•
Our exposure to the credit risks of our customers and distributors may make it difficult to collect accounts receivable and could adversely affect our operating results, financial condition and cash flows.
•
We expect gross margins to continue to vary over time, and our levels of product and services gross margins may not be sustainable.
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
•
We will require a significant amount of cash to service our indebtedness, our potential payment obligations to ADVA shareholders under the DPLTA, and other obligations.
•
We could be required to recognize impairment charges related to goodwill and other intangible assets.
•
We may be unable to successfully and effectively manage and integrate acquisitions, divestitures and other significant transactions, which could harm our operating results, business and prospects.

Risks related to COVID-19

•
The ongoing COVID-19 pandemic has impacted and may continue to impact our business, results of operations, financial condition and cash flows, particularly our supply chain.

Risks related to our control environment

•
Breaches of our information systems and cyber-attacks could compromise our intellectual property and cause significant damage to our business and reputation.
•
If we fail to maintain proper and effective internal control over financial reporting we could have a material weakness in our internal controls, that if not remediated, could materially adversely affect us.

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

Risks related to the Company's stock price

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
•
Changes in trade policy in the U.S. and other countries, including the imposition of additional tariffs and the resulting consequences, may adversely impact our gross profits, gross margins, results of operations and financial condition.
•
New or revised tax regulations, changes in our effective tax rate, recognition of a valuation allowance or assessments arising from tax audits may have an adverse impact on our results.
•
Central Banks' monetary policy actions could increase our costs of borrowing money and negatively impact our financial condition and future operations.
•
Rising inflation could negatively impact our revenues and profitability if increases in the prices of our products and services or a decrease in customer spending result in lower sales.
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

GLOSSARY OF SELECTED TERMS

Below are certain acronyms, concepts and defined terms commonly used in our industry and in this report along with their meanings:

Acronym/Concept/ Defined Term	Meaning
10G EPON	10-Gigabit EPON (as defined below)
Acorn HoldCo	Acorn HoldCo, Inc., a Delaware corporation and currently a wholly-owned direct subsidiary of the Company
ADVA	ADVA Optical Networking SE, a European stock corporation incorporated under the laws of the European Union and Germany
ADSL	Asymmetric Digital Subscriber Line
ADTN	Ticker symbol for ADTRAN
ADTRAN GmbH	ADTRAN Gesellschaft mit beschränkter Haftung; Limited liability subsidiary of ADTRAN, Inc. in Germany
ALM	Active line monitoring
APAC	Asia Pacific
ASU	Accounting Standards Update
ATIS	Alliance for Telecommunications Industry Solutions; Standards organization that develops technical and operational standards and solutions for the information and technology industry
ATM	Asynchronous Transfer Mode
BBF	Broadband Forum
CAD/CAM	Computer-Aided Design/Computer-Aided Manufacturing
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
Carrier	Entity that provides voice, data or video services to consumers and businesses
COSO	Committee of Sponsoring Organizations of the Treadway Commission
CPE	Customer-Premises Equipment
CSP	Communication Service Provider
C-TPAT	United States Customs Trade Partnership Against Terrorism
DOCSIS	Data Over Cable Service Interface Specification
DPLTA	Domination and Profit and Loss Transfer Agreement
DPU	Distribution Point Unit
DSL	Digital Subscriber Line
DSLAM	Digital Subscriber Line Access Multiplexer
DSO	Days Sales Outstanding
EMEA	Europe, Middle East and Africa
EPON	Ethernet Passive Optical Network
ERP	Enterprise Resource Planning Software
ESG	Environmental, Social and Governance
Ethernet	Means of connecting computers over a LAN (as defined below)
ETSI	European Telecommunications Standards Institute
EU	European Union
EURIBOR	Euro Interbank Offered Rate
FCC	Federal Communications Commission
FCPA	Foreign Corrupt Practices Act
FOB	Free on Board

FSAN	Full Service Access Network
FTTN	Fiber to the Node
FTTdp	Fiber to the distribution point
GDPR	General Data Protection Regulation
Gfast

Digital subscriber line protocol standard for local loops (telephone lines) shorter than 500 meters with performance targets between 100 Mbps (as defined below) and 1 gigabit per second, depending on loop length

GPON	Gigabit Passive Optical Network
HDSL	High-bit-rate Digital Subscriber Line
hiX	ADTRAN Multiservice Access Platform sold in the EU
ICT	Information and Communications Technology
ILEC	Incumbent Local Exchange Carrier
IoT	Internet of Things
IP	Internet Protocol
ISO	International Organization for Standardization
ITU-T	International Telecommunication Union – Telecommunication Standardization Sector
LAN	Local Area Network
LATAM	Latin America
LIBOR	London Inter-bank Offered Rate
Mbps	Megabits Per Second
MEF	Metro Ethernet Forum
micro-node	Small fixed access nodes that use VDSL2 and Gfast to deliver ultra-broadband services to a small number of end users
MSO	Multiple System Operator
NASDAQ	National Association of Securities Dealers Automated Quotations, an American stock exchange based in New York City
NFV	Network Functions Virtualization
ODM	Original Design Manufacturer
OEM	Original Equipment Manufacturer
OLT	Optical Line Terminal
ONE	Optical Networking Edge
ONT	Optical Network Terminal
Operator	Entity that provides voice, data or video services to consumers and businesses
OS	Operating System
OSP	Outside Plant
OTT	Over the Top
PCAOB	Public Company Accounting Oversight Board
PON	Passive Optical Network
PSU	Performance Stock Unit
QSFP	Quad Small Form-factor Pluggable
RDOF	Rural Digital Opportunity Fund
REACH	Registration, Evaluation, Authorization, and Restriction of Chemicals
RFoG	Radio Frequency over Glass

RoHS	Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment
RSU	Restricted Stock Unit
SaaS	Software-as-a-Service
SD-Access	Software Defined Access
SDN	Software Defined Networking
SDX	Software Defined Everything
SDO	Standards Developing Organizations
SEC	Securities and Exchange Commission
Service Provider or SP	An entity that provides voice, data or video services to consumers and businesses
SFP	Small Form-factor Pluggable
SFP+	Enhanced Small Form-factor Pluggable
SI	Person or company that specializes in bringing together component subsystems into a whole and ensuring that those subsystems function together.
SLA	Service Level Agreement
SMB	Small- to Medium-sized Business
SOFR	Secured Overnight Financing Rate
System Integrator or SI	Person or company that specializes in bringing together component subsystems into a whole and ensuring that those subsystems function together
TDM	Time Division Multiplexed
TIA	Telecommunications Industry Association
TIP	Telecom Infra-Project
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

PART I

ITEM 1. BUSINESS

Company Overview

We are a leading global provider of open networking and communications platforms, software, systems and services focused on the broadband access market, serving a diverse domestic and international customer base in multiple countries that includes traditional communication services providers, alternative service providers, such as utilities, municipalities and fiber overbuilders, cable/MSOs, SMBs and distributed enterprises. Our innovative solutions and services enable voice, data, video and internet-communications across a variety of network infrastructures and are currently in use by millions of people worldwide. We support our customers through our direct global sales organization and our distribution networks. Our success depends upon our ability to increase unit volume and market share through the introduction of new products and succeeding generations of products having optimal selling prices and increased functionality as compared to both the prior generation of a product and to the products of competitors in order to gain market share. To service our customers and grow revenue, we are continually conducting research and developing new products addressing customer needs and testing those products for the specific requirements of the particular customers. We offer a broad portfolio of flexible software and hardware network solutions and services that enable service providers to meet today’s service demands, while also enabling them to transition to the fully converged, scalable, highly-automated, cloud-controlled voice, data, internet and video network of the future. In addition to our global headquarters in Huntsville, Alabama and our European headquarters in Munich, Germany, we have sales, research and development, and production facilities in strategic global locations.

In 2022, following the business combination (the “Business Combination”) with ADVA Optical Networking SE (“ADVA”), which included the Merger, we became the sole owner of and successor to ADTRAN, Inc. and the majority shareholder of ADVA. ADTRAN, Inc. is a leading global provider of open, disaggregated networking and communications solutions that enable voice, data, video, and internet communications across any network infrastructure. Its award-winning end-to-end fiber broadband solutions portfolio spans from OLTs to in-home services and intelligent SaaS solutions. ADVA is a global provider of open networking solutions with over 25 years of experience in optical networking, carrier Ethernet access and network synchronization. ADVA has led the industry for over two decades with open and secure networking solutions that carefully balance space, power and cost. Together, we serve customers in a broad range of industries in over 100 countries. We believe that our combined technology portfolio can best address current and future requirements, especially regarding the convergence of solutions at the network edge.

We operate under two reportable segments: (1) Network Solutions, which includes hardware and software products, and (2) Services & Support, which includes a portfolio of network design and implementation services, support services and cloud-hosted SaaS applications that complement our product portfolio and can be utilized to support other platforms as well. These two segments span across our three revenue categories: (1) Subscriber Solutions, (2) Access & Aggregation Solutions and (3) Optical Networking Solutions. See below for a detailed discussion of these reportable segments and revenue categories.

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

We began operations in January 1986. Our global headquarters are located at Cummings Research Park in Huntsville, Alabama, the second largest research park in the U.S. and fourth largest in the world. Our mailing address is 901 Explorer Boulevard, Huntsville, Alabama, 35806. Our telephone number at that location is (800) 923-8726. Our website is www.adtran.com. No information contained on our website is intended to be included as part of, or incorporated by reference into, this report.

Domination and Profit and Loss Transfer Agreement

The DPLTA between the Company, as the controlling company, and ADVA Optical Networking SE, as the controlled company, which was executed on December 1, 2022, became effective on January 16, 2023 as a result of its registration with the commercial register (Handelsregister) of the local court (Amtsgericht) at the registered seat of ADVA (Jena).

Under the DPLTA, subject to certain limitations pursuant to applicable law and the specific terms of the DPLTA, (i) the Company is entitled to issue binding instructions to the management board of ADVA, (ii) ADVA will transfer its annual profit to the Company, subject to, among other things, the creation or dissolution of certain reserves, and (iii) the Company will generally absorb the annual net loss incurred by ADVA. The obligation of ADVA to transfer its annual profit to the Company applies for the first time to the profit generated, if any, in the ADVA fiscal year 2023. The obligation of the Company to absorb ADVA’s annual net loss applies for the first time to the loss generated, if any, in the ADVA fiscal year 2023.

Additionally, and subject to certain limitations pursuant to applicable law and the specific terms of the DPLTA, the DPLTA provides that ADVA shareholders (other than us) be offered, at their election, (i) to put their ADVA shares to the Company in exchange for a compensation in cash of EUR 17.21 per share (the “Exit Compensation”), or (ii) to remain ADVA shareholders and receive a recurring compensation in cash of EUR 0.59 (EUR 0.52 net under the current tax regime) per share for each full fiscal year of ADVA (the “Annual Recurring Compensation”). The Annual Recurring Compensation is due on the third banking day following the ordinary general shareholders’ meeting of ADVA for the respective preceding fiscal year (but in any event within eight months following expiration of the fiscal year) and is first granted for the 2023 fiscal year, payable for the first time after the ordinary general shareholders’ meeting of ADVA in 2024.

The adequacy of both forms of compensation have been challenged by minority shareholders of ADVA via court-led appraisal proceedings under German law, and it is possible that the courts in such appraisal proceedings may adjudicate a higher Exit Compensation or Annual Recurring Compensation (in each case, including interest thereon) than agreed upon in the DPLTA.

The opportunity for outside ADVA shareholders to tender ADVA shares in exchange for Exit Compensation had been scheduled to expire on March 16, 2023. However, due to the appraisal proceedings that have been initiated in accordance with applicable German law, this time period for tendering shares has been extended pursuant to the German Stock Corporation Act (Aktiengesetz) and will end two months after the date on which a final decision in such appraisal proceedings has been published in the Federal Gazette (Bundesanzeiger).

We currently hold 33,961,170 no-par value bearer shares of ADVA, representing 65.30% of ADVA’s outstanding shares as of February 14, 2023.

The foregoing description of the DPLTA does not purport to be complete and is qualified in its entirety by reference to the DPLTA, a non-binding English translation of which incorporated by reference to Exhibit 10.5 of this Annual Report on Form 10-K.

During the year ended December 31, 2022, we recognized $14.2 million of transaction costs. We expect to incur integration costs and costs associated with our performance under the DPLTA during 2023 and such costs are expected to be material.

Reportable Segments

Our business operates under two reportable segments: (1) Network Solutions and (2) Services & Support. We review our financial performance, specifically revenue and gross profit, based on these two segments.

Network Solutions Segment

The Network Solutions segment includes hardware and software products that enable a digital future. Our cloud-managed Wi-Fi gateways, virtualization software, and switches provide a mix of wired and wireless connectivity at the customer premises. In addition, our Carrier Ethernet products support a variety of applications at the network edge ranging from mobile backhaul to connecting enterprise customers (“Subscriber Solutions"). Our portfolio includes products for multi-gigabit service delivery over fiber or alternative media to homes and businesses. We support traditional chassis-based network solutions, such as the Total Access 5000 and hiX 5600. We also accelerate the industry’s transition to open, disaggregated fiber access solutions with our SDX Series. Data streams are aggregated via our XG400 product family and synchronized by our Oscilloquartz offerings (“Access and Aggregation Solutions”). All resulting traffic requires transport through fiber-based networks as supported by our FSP 3000 and MicroMux product families while the underlying infrastructure is monitored by our ALM product offering (“Optical Networking Solutions”). Our customers can use our Mosaic and Ensemble software suites to manage and orchestrate our complete portfolio of subscriber solutions, access and aggregation solutions and optical networking solutions. The Mosaic and Ensemble software suites include a mix of orchestration and management solutions that simplify the deployment and virtualization of next generation fiber networks.

Services & Support Segment

The Services & Support segment offers a comprehensive portfolio of network design, implementation, maintenance and cloud-hosted services supporting our Subscriber, Access and Aggregation, and Optical Networking Solutions. These services assist operators in the deployment of multi-vendor networks while reducing their cost to maintain these networks. The cloud-hosted services include a suite of SaaS applications under our Mosaic One platform that manages end-to-end network and service optimization for both fiber access infrastructure and mesh Wi-Fi connectivity. We back these services with a global support organization that offers on-site and off-site support services with varying SLAs. By pairing our network solutions with our global services and support organization, customers can turn to us as their single turnkey partner to assist with the deployment and maintenance of modern fiber-based networks to connect homes, businesses and datacenters with the metro or network core.

Revenue Categories

In addition to classifying our operations into two reportable segments, we report revenue across three categories of products and services: (1) Subscriber Solutions, (2) Access & Aggregation Solutions and (3) Optical Networking Solutions.

Prior to the Business Combination with ADVA on July 15, 2022, we reported revenue across the following three categories: (1) Access & Aggregation, (2) Subscriber Solutions & Experience and (3) Traditional & Other Products. Following the Business Combination with ADVA, we have recast these revenues such that our former Access & Aggregation revenue is combined with a portion of the applicable ADVA solutions to create Access & Aggregation Solutions, our former Subscriber Solutions & Experience revenue is combined with a portion of the applicable ADVA solutions to create Subscriber Solutions, and the revenue from Traditional & Other products is now included in the applicable Access & Aggregation Solutions or Subscriber Solutions category. Optical Networking Solutions is a new revenue category added to represent a meaningful portion of ADVA’s portfolio.

Our Subscriber Solutions portfolio is used by service providers to terminate their access services infrastructure at the customer premises while providing an immersive and interactive experience for residential, business and wholesale subscribers. This revenue category includes hardware and software based products and services. These solutions include fiber termination solutions for residential, business and wholesale subscribers, Wi-Fi access solutions for residential and business subscribers, Ethernet switching and network edge virtualization solutions for business subscribers, and cloud software solutions covering a mix of subscriber types.

The Subscriber Solutions category includes the following products, software and services:

Residential Gateways ("RGs"): • Residential Gateways • Gfast CPE	Optical Networking Terminals ("ONTs"): • EPON ONUs • GPON/XGS-PON ONTs
Enterprise Connectivity: • Traditional SSE • Routers • Switches	Edge Compute: • Edge Cloud (VEC)
Carrier Ethernet Network Interface Devices ("CE NIDs"): • FSP 150-GE110 • FSP 150-XG100 • FSP 150-XG210 • FSP 150-XG300 • FSP 150-XG400-NIDs	Software: • MCP • AOE and ACI-E • Mosaic One • Ensemble Controller
Service: • Build • Care • Training • Professional Services • Software Services • Managed Services

Our Access & Aggregation Solutions are solutions that are used by communications service providers to connect residential subscribers, business subscribers and mobile radio networks to the service providers’ metro network, primarily through fiber-based connectivity. This revenue category includes hardware- and software based products and services. Our solutions within this category are a mix of fiber access and aggregation platforms, precision network synchronization and timing solutions, and access orchestration solutions that ensure highly reliable and efficient network performance.

The Access & Aggregation category includes the following products, software and services:

Optical Access: • SDX OLT • TA5000 Fiber • Systems • EPON OLT	Broadband products: • Gfast DPUs • HiX • Total Access FTTN • Traditional Broadband
Aggregation products: • SDX Aggregation • FSP 150 XG400	Software: • MCP • AOE and ACI-E • Mosaic One • Ensemble Controller • Ensemble Activator (Disaggregated NOS)

Synchronizations and Timing: • OSA CoreSync Cesium • OSA CoreSync GM/SSU • OSA EdgeSync+ • OSA EdgeSync • OSA AccessSync	Services: • Care • Build • Training • Professional Services • Software Services • Managed Services

Our Optical Networking Solutions are used by communications service providers, internet content providers and large-scale enterprises to securely interconnect metro and regional networks over fiber. This revenue category includes hardware and software based products and services. Our solutions within this category includes open optical terminals, open line systems, optical subsystems and modules, network infrastructure assurance systems, and automation platforms that are used to build high-scale, secure and assured optical networks.

The Optical Networking Solutions category includes the following products, software and services:

Optical Transport: • FSP3000 R7 • FSP3000C • WDM Legacy	Pluggables: • MicroMux • Pluggable Optics
Services: • Build • Care • Training • Professional Services • Software Services • Managed Services	Active Line Moduling: • 16 ALM • 64 ALM
Software: • MCP • AOE and ACI-E • Mosaic One • Ensemble Controller

Industry Overview

The global growth of cloud and mobility, home office and mobile working, industrial applications and 5G are accelerating the demand for more bandwidth, requiring more flexible provisioning of telecommunications services and more precise network synchronization. Unprecedented levels of investment by communications service providers in their networks is being driven by the pursuit of growth in subscriber acquisition, retention, and average revenue per user, alongside the streamlining of operations to reduce operational costs and complexity, while lowering energy consumption and improving their overall ESG position. Drivers facilitating this network investment cycle include the evolution of government funding programs, private equity infrastructure investment appetite, regulatory broadband policies, competition, merger obligations and ever-increasing subscriber demand for higher speed broadband.

Subscriber demand for greater bandwidth continues to increase as connectivity is being woven ever more tightly into the fabric of everyone’s day-to-day lives. Increasing numbers of connected devices, shifting working arrangements, the transition of entertainment over to OTT video, along with the evolution of gaming towards subscription models where new hybrids of download and streaming are emerging globally. This is further compounded with the prevalence of IoT and the increasing transition of applications over to cloud-based services and internet applications where recurring revenues replace one-time sales. Performance and user satisfaction are directly related to bandwidth availability and service robustness. As the demand for high-definition video and game streaming services, symmetric bandwidth for online collaboration, ever lower latency for interactive cloud applications and smart home video surveillance applications continue to increase, so too does the need for fiber-based broadband to every home, business and location of socioeconomic activity.

In order to satisfy these complex requirements and deliver on the efficiency improvements demanded by operators, communications service providers are transitioning to full fiber access networks. This transition has created an unprecedented market opportunity where the comprehensive replacement of copper and coaxial networks along with the equipment that enables broadband over them, opens what has historically been a stagnant market to an entirely new wave of fresh competition.

This new market entrance opportunity is further enhanced by shifts in the geopolitical landscape alongside architectural evolutions. Several vendors that once dominated the European and other markets have found themselves classified on the high-risk vendor register where resistance is increasingly emerging about their use in national network infrastructures. This further levels the playing field for the remaining vendor community. In their pursuit of efficiency, operators are embracing new architectures, reflecting those used throughout the web scale industry by the hyper-scalers. This is resulting in an additional inflection point where traditional access network equipment architectures are coming under increasing scrutiny about their longevity, efficiency and scalability.

We aim to serve as a trusted partner to our customers. Working side-by-side with our customers, we assist them with maximizing the performance of their networks by providing a flexible path for their networks to evolve cost effectively over to full fiber while availing themselves of the benefits that web scale architectures deliver and helping to further monetize their investments.

Our Strategy

Our strategy is to provide innovative and cost-effective solutions for our customers that enable them to address their increasing broadband demand. Our solutions focus on technology transformations that are happening in broadband network infrastructure, home and business CPE and software platforms, and services needed to help our customers address increasing complexity while scaling to meet increasing consumer demands. ADVA’s technology complements ADTRAN’s portfolio and significantly expands the solutions set we can offer to our customers, helping them in their quest to enable the rapidly advancing digitalization of ecosystems around the world. Optical networking technology provides the scalable transmission capacity needed to handle bandwidth growth. Cloud access solutions allow the flexible and fast deployment of new communication services including state-of-the-art edge computing solutions, and the synchronization technology ensures maximum performance in the network.

We aspire to be one of the top communication technology players in the world and the innovation leader around the converged edge, enabling the intelligent, self-optimizing, fiber-everywhere future. We plan to achieve this goal through innovation in network, home and business technology paired with a customer-focused organizational structure that tailors solutions to meet the needs of our target customers. ADTRAN has one of the most comprehensive solutions portfolios that empowers operators to build a converged infrastructure from the metro core to the customer premise, serving all networking applications for residential, business, wholesale and mobile users. We take an approach to our portfolio in which we are focused in specific markets where we can offer competitive differentiation and scale while also having enough diversity and breadth in the portfolio to provide end-to-end connectivity solutions that offer value to our customers. More specifically, our corporate strategy consists of the following elements:

•
Leadership in fiber networking: Breadth of portfolio, open and advanced architecture, assured and secure connectivity.
•
Growth in focus markets: More turnkey solutions and in-region resources, especially North America and EMEA.
•
Investment in converged edge: Innovation in optics, security, AI-driven networking, virtualization, SaaS, etc.
•
Transformation through software: Open and cloud-centric systems, end-to-end programmability, simplification through software, and innovative SaaS offerings.

•
Diversification of customers: Cross-selling current portfolio, acquisition of new customers and partners based on larger portfolio and trusted supplier status.
•
Focus on sustainability: Science-based emissions targets, process-based product eco-design, optimization of operations, logistics and all packaging, circular-economy processes.

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

One service provider customer individually comprised more than 10% of our revenue in 2022. Additionally, our revenue in the U.S., U.K. and Germany comprised more than 10% of our revenue in 2022. The revenue from this service provider and these countries is reported in both our Network Solutions and Services & Support segments.

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

Orders for end-user products are fulfilled through a combination of direct sales and distributors. This is supported by a direct sales organization for major accounts and a channel-based sales organization to facilitate sales to our partners. MSPs, VARs and SIs may be affiliated with us as channel partners, or they may purchase from a distributor in an unaffiliated fashion. Affiliated partners participate with us at various program levels, based on sales volume and other factors, to receive benefits such as product discounts, market development funds, technical support and training.

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

Our marketing organization promotes all brands associated with us to key stakeholders, including customers, partners and prospects throughout the world. Marketing is complemented by product marketing and management teams that work with our engineering teams to develop and promote new products and services, as well as product enhancements.

Research and Development

Rapidly changing technologies, evolving industry standards, changing customer requirements, supply constraints and continuing developments in communications service offerings characterize the markets for our products. Our on-going ability to adapt to these changes and to develop new and enhanced products that meet or anticipate market demand is the main factor influencing our competitive position and our ability to grow.

Our product development activities are a central part of our strategy. We plan to maintain our emphasis on product development to enable us to respond to rapidly changing technology and evolving industry standards. Our research and development and engineering functions are global. We maintain research and development functions at multiple sites in the U.S., Europe, Israel and Asia. During the years ended December 31, 2022, 2021 and 2020, research and development expenditures totaled $173.8 million, $108.7 million and $113.3 million, respectively.

We develop the majority of our products internally, and we also leverage partners for some solutions. Additionally, we license intellectual property or acquire technologies. Internal development on advanced technology products gives us more control over design and manufacturing issues, while for traditional designs, ODM and/or licensed intellectual property provides us with the ability to leverage the economies of scale of our technology partners. This balanced approach ensures we provide best-in-class solutions for our customers.

As we continue to create more software-based intellectual property, such as our SDN/NFV portfolio, our use of lean agile practices in research and development ensures we remain responsive and customer-focused. This enables us to deliver products faster, at higher quality and more economically to our customers and the market on a continuous basis.

Our ability to continually reduce product costs, while focusing on delivery and quality, are important parts of our overall business strategy. Our product development efforts are often centered on entering a market with improved technology, enabling us to offer products at competitive prices and compete for market share. In 2022, we again encountered supply chain disruptions and component shortages, which resulted in us re-engineering many of our products to work around component availability and end of life issues. See Inventory included in Part I, Item 1 of this report for additional information regarding our supply chain disruptions.

Development activities focus on solutions that support both existing and emerging communications industry technologies in segments that we consider viable revenue opportunities. We are actively engaged in developing and refining technologies to support data, voice and video transport primarily over IP/Ethernet and Optical network architectures. This includes optical transport, packet demarcation and aggregation, synchronization and fiber-optic access, DSL, access routing, Ethernet switching, wireless LANs, integrated access, converged services, VoIP, network management and professional services. In addition, we focus on vertical optical technologies like Silicon Photonics, as well as microelectronics in order to differentiate and fully control the vertical value stack of our solutions. In 2022, we released many market-leading products like additions to our SDX OLT range, new residential gateway and ONT families, outdoor packet demarcation devices, 100G packet demarcation, encryption/security products, 800G transport solutions and the unique Optical Cesium based atomic clocks. Furthermore, we enhanced our SaaS delivery abilities and Mosaic One software.

Our research function and advanced technology team is driving many specific research projects in the fields of sustainable optical transmission, security, quantum communications, SDN and access technologies. It fosters differentiated product concepts and guides our various product design and engineering teams in IPR creation, industry and network standards and technological forecasting.

We are an active participant in several SDOs and have assisted with the development of worldwide standards in many technologies.

Our SDO activities are primarily in the area of broadband access, optical networking and synchronization. This includes involvement with the ITU-T, ATIS, ETSI, ONF and the BBF. We are involved in the evolution of optical access technologies on next-generation PON. We also continue to be involved in driving optical networking, synchronization and SDN standardization and participate in industry-wide interoperability, performance-testing and system-level projects related to those standards in e.g. BBF and ONF. We are also members of MEF, TIA, CableLabs and TIP.

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

Manufacturing and Operations

The principal steps in our manufacturing process include the purchase and management of materials, assembly, testing, final inspection, packing and shipping. We purchase parts and components for the assembly of some products from a large number of suppliers through a worldwide sourcing program. Additionally, we manage a process that identifies the components that are best purchased directly by contract manufacturers for use in the assembly of our products to achieve manufacturing efficiency, quality and cost objectives. Certain key components used in our products are currently available from a single source, and other key components are available from only a limited number of sources. In the past, we have experienced delays in the receipt of certain key components, which has resulted in delays in related product deliveries. We attempt to manage these risks through developing alternative sources, by staging inventories at strategic locations, through engineering efforts designed to prevent the necessity of certain components and by maintaining close contact and building long-term relationships with our suppliers. With the current global supply chain and transportation constraints, and limited availability of semiconductor chips and other components of our products, we have experienced and may continue to experience extended lead times, increased logistics intervals and costs, and lower volume of products deliveries, which have and may continue to have a material adverse effect on our operating results and could have a material adverse effect on customer relations and our financial condition. We believe these supply chain challenges and their adverse impact on our industry will continue to ease during 2023. See Inventory included in Part I, Item 1 of this report for additional information.

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

We ship the majority of products to our U.S. customers from our facilities in Huntsville, Alabama and Norcross, Georgia. The majority of international customers are being served from our logistics hubs in Meiningen, Germany and York, United Kingdom. We also ship directly from subcontractors to a number of customers in the U.S. and international locations. Most of our facilities are certified pursuant to the most current releases of ISO 9001, TL 9000, ISO 14001 and ISO 27001. Our Huntsville, Alabama facilities and many of our key suppliers are C-TPAT certified. Our products are also certified to certain other customer, industry and privacy standards, including those relating to emission of electromagnetic energy and safety specifications.

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

We compete with a number of companies in the markets we serve. In the Subscriber Solutions & Experience category, our primary competitors include Calix, Cisco, CommScope, Juniper Networks, Ribbon Communications. In our Access & Aggregation solutions category, key competitors include Calix, Casa Systems, Ciena, CommScope, DZS, Harmonic, Huawei, Nokia, Reliance/Radisys, Vecima Networks and ZTE. Main competitors of our Optical Networking solutions portfolio are Ciena, Cisco, Ekinops, Huawei, Infinera, Nokia, Ribbon and ZTE.

Across our markets and segments, the principal competitive factors can include, among others:

•
differentiated feature functionality of our products and solutions;
•
price performance of our solutions and lowest total cost of ownership for customers;
•
quality and reliability of our products;

•
financial stability and health of our company;
•
ability to manage supply chains and produce and deliver products in accordance with customer wish date;
•
ability to innovate and provide customers with differentiated solutions, advantageous to their business model;
•
compelling technology roadmap and R&D power;
•
industry thought leadership and time to market with innovative solutions;
•
country of origin for products and solutions and trusted supplier status;
•
security of enterprise value chain, from design to product development, support processes, to products and solutions;
•
energy consumption of our products and commitment to sustainability, supporting customers in achieving their climate goals;
•
customer relationship and incumbency;
•
ability to deliver comprehensive solutions with a high degree of automation and ease-of-use, including hardware, software and services; and
•
broad range of services and support capabilities.

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

Seasonality

We experience quarterly fluctuations in our revenue that occur due to many factors, including the varying budget cycles and seasonal buying patterns of our customers. More specifically, our customers tend to spend less in the first fiscal quarter as they are finalizing their annual capital spending budgets. These seasonal effects may continue to vary and do not always correlate to our operating results. Accordingly, they should not be considered a reliable indicator of our future revenue or operating results. Additionally, the effects of the dynamic supply and demand environment we have experienced in recent periods may impact the traditional seasonality in our business.

Foreign Currency

Transactions with customers that are denominated in foreign currencies are recorded using the appropriate exchange rates from throughout the year. Assets and liabilities denominated in foreign currencies are remeasured at the balance sheet dates using the closing rates of exchange between those foreign currencies and the functional currency with any transaction gains or losses reported in other income (expense). Our primary exposures to foreign currency exchange rate movements are with the Euro and the British pound sterling. Adjustments resulting from translating financial statements of international subsidiaries are recorded as a component of accumulated other comprehensive (loss) income.

Inventory

A substantial portion of our shipments in any fiscal period relates to orders received and shipped within that fiscal period for customers under agreements containing non-binding purchase commitments. Further, a significant percentage of orders require delivery within a few days. However, with the current global supply chain and transportation constraints, and limited availability of semiconductor chips and other components of our products, we have experienced and may continue to experience extended lead times, increased logistics intervals and costs, and lower volume of products deliveries, which have had and may continue to have a material adverse effect on our operating results and could have a material adverse effect on our customer relations and our financial condition.

We have seen increased demand for our products due to the Business Combination with ADVA, increased volume of sales activity to service provider customers and as a result of customer strategies designed to mitigate supply constraints and assure access to needed products. To meet this demand, we have enhanced and implemented supply chain management systems and processes to manage the materials planning and production processes. We maintain substantial inventories of raw materials for long lead time components to support this demand and avoid expedite fees. In the current environment, our raw material inventory has grown due to increased purchases in preparation for strategic inventory buffer purchases as well as new product ramp ups to ensure supply continuity during the COVID-19 pandemic. We expect inventory levels to fluctuate as we attempt to maintain sufficient inventory in response to COVID-19 uncertainties related to supply chain and supply, seasonal cycles of our business and ensuring competitive lead times while managing the risk of inventory. We also maintain substantial finished goods inventories. Our practice of maintaining sufficient inventory levels to assure prompt delivery of our products and services increases the amount of inventory that may be considered excess and/or obsolete. This excess and obsolete inventory may require us to write down the value of the inventory, which may have an adverse effect on our operating results.

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

We strive to deliver innovative network access solutions that lower the total cost and reduce the time of deploying services, increase the level of performance achievable with established infrastructures, reduce operating and capital expenses for our customers, increase network bandwidth and functionality, and extend network reach. Our development process is conducted in accordance with ISO 9001, TL 9000, ISO 14001, and ISO 27001, all of which are international standards for quality and environmental management systems. We strive to ensure that our corporate practices also conform to GDPR requirements, which protect digital data for all EU residents, and to other applicable data protection laws, including the California Consumer Privacy Act. To date, our compliance actions and costs relating to these laws, rules and regulations have not resulted in a material cost or effect on our capital expenditures, earnings or competitive position.

For further discussion of risks associated with government regulation, see “Risk Factors – We are subject to complex and evolving U.S. and foreign laws, regulations and standards governing the conduct of our business. Violations of these laws and regulations may harm our business, subject us to penalties and to other adverse consequences.”

Environmental, Social, and Governance

We believe that as we follow our corporate vision to enable a fully connected world, we must continue to be responsible corporate citizens. As more people are connected, work and life can be accomplished using fewer resources. We have established ESG and Sustainability programs and policies that encompass the elements of Environmental, Health & Safety, Ethics, Labor, and Management Systems in alignment with the ISO 26000 Guidelines. We are committed to operating in full compliance with the laws, rules and regulations of all the countries in which we operate. The major aims of our program are eliminating waste and emissions, maximizing energy efficiency and productivity and minimizing practices that can adversely affect utilization of natural resources by coming generations. Our ESG programs are important to us. ESG is a dedicated focus throughout the company. We have Board oversight including an ESG Committee, strong management support and engagement from our employees.

Areas of focus in our environmental sustainability program include:

•
established an ESG Committee of the Board of Directors;
•
maintained our mature environmental management system certified to ISO 14001 from 2006;
•
advanced our Energy Management program where we have continually set targets for reduced energy and water consumption since 2005;
•
continued investment in Wind Renewable Energy Credits;
•
purchased certified carbon offsets to achieve net zero for our Scope 1 emissions;
•
continued to monitor and report our carbon emissions to CDP;
•
adopted a platform to engage top suppliers to obtain an ESG assessment aligned with international standards, allowing us to monitor ESG risks in our supply chain;
•
the Technology organization established Eco-Design guidelines;
•
completed an initial Life Cycle Assessment pilot;
•
initiated innovative packaging solutions to reduce materials and waste;
•
committed to SBTi for Net Zero targets within the next two years;
•
increased visibility of our program internally and externally through customer engagement, joining peer sustainability groups, offering training to team members and web site enhancements;
•
implemented GRI standards; and
•
actively engaged our stakeholders with investor and supply chain assessments

For further discussion of risks associated with government regulation, see “Risk Factors – Expectations relating to environmental, social and governance considerations expose the Company to potential liabilities, increased costs, reputational harm, and other adverse effects on the Company’s business.”

ESG Report

Due to certain regulations, proceedings of the merger and the operations of ADTRAN and ADVA during 2022 there will be separate reports published for the two organizations. These ESG reports provide additional information regarding ADTRAN Holding’s ESG program. Within the report is information on our environmental programs, initiatives related to our people and our community. This information can be found on our website at: www.adtran.com/en/about-us/esg/environmental. No information contained on our website is intended to be included as part of, or incorporated by reference into, this report.

Human Capital

We believe that our most valuable asset is our people. To ensure we continue to succeed, our objective is to be able to recruit, hire and retain top talent. Our ability to attract and retain a high-quality workforce is dependent on our ability to maintain a diverse, equitable and inclusive workplace that provides opportunities for our employees to learn and grow in their careers. This is supported by competitive compensation and benefits, along with strong community service and other programs that enable employees to build connections within the community.

As of December 31, 2022, we had 3,307 full-time employees, with 1,417 in the U.S. and 1,890 in our international subsidiaries located in North America, Latin America, EMEA and APAC regions. 1,948 of these full-time employees are employees of ADVA and its subsidiaries. We also utilized 177 contractors and numerous temporary employees domestically and internationally in various manufacturing, engineering, sales and general and administrative capacities. We believe that our relationship with our employees is good. We have a diverse employee base located in 37 countries. We pride ourselves on a highly educated workforce, and the majority of our employees serve in engineering, information technology and technical roles within the organization.

As of December 31, 2022, approximately 170 employees (75%) of ADTRAN GmbH were subject to collective bargaining agreements of either the Association of Metal and Electrical Industry in Berlin and Brandenburg e.V. or NORDMETALL Association of Metal and Electrical Industry e.V. Although these collective bargaining agreements will expire on September 30, 2024, negotiations with the employees of ADTRAN GmbH for a new collective bargaining agreement are ongoing and we have not experienced any work stoppage. As of December 31, 2022, ADVA had 85 employees in Switzerland, France, Italy, Finland and Spain that were subject to collective bargaining agreements of different associations. None of our other employees are subject to collective bargaining agreements.

Additionally, we continually work to recruit technical talent in diverse communities through our cooperative education program. This program seeks to identify college students that major in relevant technological areas and expose them to our work environment on an alternating semester basis. Our goal is to retain as many of these students as possible for full-time employment after graduation building our organization's future.

Diversity, Equity and Inclusion

We believe that maintaining a diverse and inclusive workforce is critical to the success of our business. We encourage an environment where individuality is embraced regardless of age, gender, identity, race, sexual orientation, physical or mental ability, ethnicity and perspective and where each employee is accepted and respected and can, therefore, bring their most authentic self to work.

In addition to diversity in our workforce, we seek to ensure diversity in our Board of Directors with respect to skills, experience, gender, race and ethnicity. Our Board of Directors is comprised of nine members, three of which are females and three of which are ethnically diverse. Additionally, the Board of Directors has a diversity of skills and experience with respect to accounting and finance, management and leadership, vision and strategy, business operations, business judgment, crisis management, risk assessment, industry knowledge, corporate governance and global markets.

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

In response to the COVID-19 pandemic, we implemented significant changes that were determined to be in the best interest of our employees and the communities in which we operate. We introduced enhanced health and safety standards that are in compliance with, or exceed, local, state and federal recommendations and regulations in the U.S. and at our international locations. This includes having our global employees work from home, hybrid or on-site. In areas where it is necessary to have critical, on-site personnel, such as at our manufacturing facilities, additional health and safety measures have been implemented to provide the safest environment possible for these workers.

Compensation and Benefits

We continually work to provide a competitive compensation and benefits program as this plays a key role in our ability to attract and retain a highly skilled workforce. In addition to salaries, these programs, which vary by country/region, include long-term equity incentive awards with certain vesting requirements, deferred compensation plans (which are offered to certain members of executive management), a 401(k) plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, paid volunteer time off, employee assistance program and tuition assistance. Additionally, at our global headquarters in Alabama, we offer our employees certain on-site services, including nurse practitioner care and a fitness center, among others.

Talent Development

We invest significant resources to develop the talent needed to remain a market-leading global supplier of broadband infrastructure. We offer numerous training opportunities on both technical and professional development topics. We utilize tools and processes to provide performance feedback which helps develop high potential employees into becoming our future leaders.

Our Career Development Program provides an opportunity for employees to shape their career journey. The program provides opportunities for employees to develop competencies in areas including technology, business acumen, emotional intelligence, design and systems thinking. As employees increase their competencies in these areas and master skills within their individual roles, this program offers a variety of career advancement paths. Employees also have access to the ADTRAN Learning Network. This platform houses all required training, as well as optional training in a variety of areas.

Intellectual Property

ADTRAN develops and owns a significant amount of intellectual property. We hold over 1,000 patents worldwide related to our products and over 50 additional pending patent applications. Our patents expire at various dates between 2023 and 2041. We continue to seek additional patents related to our research and development activities. We do not derive any material amount of revenue from the licensing of our patents.

The ADTRAN corporate logo is a registered trademark of ours, as is the name “ADTRAN”, “SmartRG” and a number of our product identifiers and names. We also claim rights to a number of unregistered trademarks.

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

Information about our Executive Officers

Set forth below is certain information regarding our current executive officers. The age of each executive set forth below is as of February 28, 2023.

Thomas R. Stanton	Age 58
2007 to present	Chief Executive Officer and Chairman of the Board

Michael K. Foliano	Age 62
2019 to present	Senior Vice President of Finance and Chief Financial Officer
2006 to 2019	Senior Vice President of Operations

Christoph Glingener	Age 54
2022 to present	Chief Executive Officer (ADVA Optical Networking SE)
2007 to 2022	Chief Technology Officer of ADVA Optical Networking SE

James D. Wilson, Jr.	Age 52
2019 to present	Chief Revenue Officer
2015 – 2019	Senior Vice President of Technology and Strategy
2006 – 2015	Senior Vice President and General Manager of Carrier Networks

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

Risks related to the Business Combination and DPLTA

We may fail to realize the anticipated strategic and financial benefits sought from the Business Combination.

We may not realize all of the anticipated benefits of the Business Combination. The success of the Business Combination will depend on, among other things, our ability to combine our business with ADVA’s business in a manner that facilitates growth as a provider of fiber networking solutions and realizes anticipated cost savings. We believe that the Business Combination provides an opportunity for revenue growth in optical transport solutions, fiber access solutions and subscriber solutions.

Additionally, our ability to realize anticipated benefits of the Business Combination could be affected by a number of other factors, including: the need for greater than expected cash or other financial resources or management time in order to integrate ADVA; increases in other expenses related to the Business Combination, including restructuring and other exit costs; the timing and impact of purchase accounting adjustments; accounting for IFRS to U.S. GAAP adjustments; difficulties in employee or management integration; the impact of appraisal proceedings in connection with the DPLTA; and unanticipated liabilities associated with the Business Combination. Any potential cost-saving opportunities may take several years following the Business Combination to implement, and any results of these actions may not be realized for several years thereafter, if at all.

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

We have experienced operational challenges and may also experience negative synergies and loss of customers.

Integrating the operations and personnel of the ADTRAN and ADVA businesses involves complex operational, technological and personnel-related challenges. This process has been and will continue to be time-consuming and expensive, and it has and may continue to disrupt our business. Difficulties in the integration of the business, which may result in significant costs and delays, include:

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
•
challenges associated with converting ADVA's financial reporting from international financial reporting standards (IFRS) to accounting principles generally accepted in the U.S. (U.S GAAP) and compliance with the Sarbanes-Oxley Act of 2002, as amended, and the rules promulgated thereunder by the SEC;
•
legal and regulatory compliance;
•
dual market filing and publications obligations;
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
•
a deterioration of credit ratings.

We have and may continue to lose customers or our share of customers’ business as entities that were customers of both ADTRAN and AVDA seek to diversify their suppliers of services and products.

The terms of the DPLTA may have a material adverse effect on our financial results and condition.

On January 16, 2023, the DPLTA with ADVA became effective. The DPLTA allows us to issue binding instructions to the management board of ADVA, which could be disadvantageous to ADVA and result in a decline in the business and earnings power of ADVA. This could have a material adverse effect on the assets, financial position and income of ADVA, which in turn could have a material adverse effect on our financial condition.

Additionally, pursuant to the terms of the DPLTA, each ADVA shareholder (other than the Company) has received an offer to elect either (1) to remain an ADVA shareholder and receive from us an Annual Recurring Compensation payment, or (2) to receive Exit Compensation. Assuming all of the minority holders of currently outstanding ADVA shares were to elect the second option, we would be obligated to make aggregate Exit Compensation payments of approximately EUR 310.6 million or approximately $333.2 million. based on an exchange rate as of December 31, 2022. Shareholders electing the first option of Annual Recurring Compensation may later elect the second option. The opportunity for outside ADVA shareholders to tender ADVA shares in exchange for Exit Compensation expires on March 16, 2023 (subject to appraisal proceedings). Our obligation to pay Annual Recurring Compensation under the DPLTA would lead to a continuing payment obligation, which would amount to approximately EUR $10.6 million, or $11.4 million based on the current exchange rate, per year assuming none of the minority ADVA shareholders were to elect Exit Compensation. The foregoing amounts do not reflect any potential increase in payment obligations that we may have depending on the outcome of ongoing appraisal proceedings in Germany.

The amount of this Annual Recurring Compensation payment obligation pursuant to the DPLTA could exceed the amount of dividends that otherwise might be distributed by ADVA to minority shareholders and would even have to be paid if ADVA incurs losses, which could have a material adverse impact on our financial results and financial condition.

We are exposed to additional litigation risk and uncertainty with respect to the remaining minority shareholders of ADVA, which litigation may require us to pay a higher purchase price for additional ADVA shares than the amount provided for under the DPLTA.

As a result of the Business Combination, we continue to be exposed to litigation risk and uncertainty associated with the remaining minority shareholders of ADVA. The terms of the DPLTA, including the adequacy of compensation payments to minority ADVA shareholders under the terms of the DPLTA, have been challenged by minority shareholders of ADVA by initiating court-led appraisal proceedings under German law. We cannot rule out that the competent court in these appraisal proceedings may adjudicate higher Exit Compensation or Annual Recurring Compensation payment obligations (in each case, including interest thereon) than agreed upon in the DPLTA, the financial impact and timing of which is uncertain.

We have incurred and expect to continue to incur significant transaction fees and costs in connection with the Business Combination and post-closing integration efforts.

We have incurred and expect to continue to incur a number of significant non-recurring implementation and restructuring costs associated with combining the operations of ADTRAN and ADVA. In addition, we have incurred significant banking, legal, accounting and other transaction fees and costs related to the Business Combination. As of December 31, 2022, we have incurred $26.1 million of transaction costs related to the Business Combination.

We expect to incur additional integration costs, as well costs associated with the implementation of the DPLTA and such costs are expected to be material.

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

We incurred a substantial amount of indebtedness in connection with the Business Combination and the DPLTA. Our failure to meet our debt service obligations could have a material adverse effect on our business, financial condition and results of operations.

Subsequent to the closing of the Business Combination, we entered into a new credit facility providing for borrowings of up to $400 million and under which we have incurred $60.0 million of indebtedness as of December 31, 2022. Subsequent to the closing of the Business Combination, ADVA entered into a new revolving line of credit with Norddeutsche Landesbank - Girozentrale which it subsequently repaid and terminated, and a revolving line of credit with DZ Bank. As of December 31, 2022, ADVA had borrowings of $16.1 million and $9.1 million of borrowings under the two revolving lines of credit, respectively. Additionally, subsequent to December 31, 2022, the Company borrowed an additional $127.5 million under the new credit facility, a portion of which was used to pay down and retire ADVA's notes payable and credit facility agreements except for ADVA's new revolving line of credit with DZ Bank, which remains outstanding. See “Cash Requirements” in Part I, Item 7 of this report for additional information.

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
•
make it more difficult for us to continue to pay the current dividend or cause us to reduce the dividend paid to the Company's stockholders;
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

Our ability to satisfy our debt obligations and renew the credit facility is dependent upon our future performance and other risk factors discussed in this section. However, there can be no assurance that we will be able to manage any of these risks successfully. In addition, the credit agreement governing our indebtedness contains restrictive covenants that limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all its debt.

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

The success of the Business Combination and our post-closing integration efforts depends, in part, on our ability to retain the talents and dedication of key employees, including key decision-makers, currently employed by ADTRAN, Inc. and ADVA. Some of our employees have decided and others may decide not to remain with us as a result of the Business Combination. If key employees terminate their employment, or if an insufficient number of employees are retained to maintain effective operations, our business activities may be adversely affected and management’s attention may be diverted from successfully integrating ADTRAN and ADVA to hiring suitable replacements, all of which may cause our business to deteriorate. We may not be able to locate suitable replacements for any key employees who leave or offer employment to potential replacements on reasonable terms. In addition, we may not be able to motivate certain key employees due to organizational changes, reassignments of responsibilities, the perceived lack of appropriate opportunities for advancement or other reasons. If we fail to successfully retain and motivate our employees, relevant capabilities and expertise may be lost which may have an adverse effect on our cash flows, financial condition, results of operations and the business operations in general.

The terms of our and ADVA's credit agreements restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.

Our Credit Agreement and ADVA's revolving line of credit with DZ Bank contain a number of restrictive covenants that impose significant operating and financial restrictions on us and/or our subsidiaries and may limit our ability to engage in acts that may be in our long-term best interest, including restrictions on our and/or our subsidiaries' ability to:

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

The Business Combination added a significant amount of goodwill and other intangible assets to our consolidated balance sheets. In accordance with U.S. GAAP, management periodically assesses these assets to determine if they are impaired. Significant negative industry or economic trends, disruptions to our business, the inability to effectively integrate acquired businesses, the underperformance of our business as compared to management’s initial expectations, unexpected significant changes or planned changes in use of the assets, divestitures, and market capitalization declines may impair goodwill and other intangible assets. Any charges relating to such impairments could materially adversely affect our business, financial condition and results of operations in the periods recognized.

Negative publicity related to integration measures may adversely affect us.

Political and public sentiment in connection with post-closing integration measures following the Business Combination may result in a significant amount of adverse press coverage and other adverse public statements. Adverse press coverage and public statements, whether or not driven by political or popular sentiment, may also result in legal claims or in investigations by regulators, legislators and law enforcement officials. Responding to these investigations and lawsuits, regardless of the ultimate outcome of the proceedings, can divert the time and effort of senior management from operating the business. Addressing any adverse publicity, governmental scrutiny or enforcement or other legal proceedings could be time-consuming and expensive and, regardless of the factual basis for the assertions being made, could have a negative impact on our reputation, on the morale and performance of our employees and on our relationships with regulators, suppliers and customers. It may also have a negative impact on our ability to take timely advantage of various business and market opportunities. The direct and indirect effects of negative publicity, and the demands of responding to and addressing it, may have a material adverse effect on our business, cash flows, financial condition and results of operations.

Risks related to our financial results and Company success

Our revenue for a particular period can be difficult to predict, and a shortfall in revenue may harm our operating results.

As a result of the many factors discussed in this report, our revenue for a particular quarter is difficult to predict and will fluctuate from quarter to quarter. Typically, our customers request product delivery within a short period following our receipt of an order. Consequently, we do not typically carry a significant order backlog and are dependent upon obtaining orders and completing delivery in accordance with shipping terms that are predominantly within each quarter to achieve our targeted revenue. Supply of semiconductor chips and other components of our products has become constrained resulting in extended lead times and increased costs. Transportation constraints, including shortages for both air and surface freight, as well as labor shortages in the transportation industry, have also affected the timing and the cost of obtaining raw materials and production supplies. As a result, our gross margin percentage declined in the second half of 2021 and throughout 2022. If supply chain constraints and transportation constraints continue, it could cause our net revenue and gross profit to decline or to grow at a slower rate than in previous quarters. Our deployment/installation cycle can also vary depending on the customer’s schedule, site readiness, network size and complexity and other factors, which can cause our revenue to fluctuate from period to period. Our ability to meet financial expectations could also be affected if the variable revenue patterns seen in prior quarters recur in future quarters. We have experienced periods of time during which manufacturing issues have delayed shipments, leading to variable shipping patterns. In addition, to the extent that manufacturing issues and any related component shortages continue to result in delayed shipments in the future, and particularly in quarters in which we and our subcontractors are operating at higher levels of capacity, it is possible that revenue for a quarter could be adversely affected, and we may not be able to remediate the conditions within the same quarter. Currently, our revenue growth and profitability in the near-term are being impacted by supply chain constraint issues. While we are working closely with our suppliers and customers to address the near-term supply chain challenges facing the industry and believe these challenges will continue to lessen and will begin to normalize during 2023, there can be no assurance this will be the case.

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

We depend heavily on sales to certain customers; the loss of any of these customers or a significant project would significantly reduce our revenue and net income.

Historically, a large percentage of our revenue has been made to major service providers and larger independent communications companies. As long as the major and larger independent communications companies represent such a substantial percentage of our total revenue, our future success will significantly depend upon certain factors which are not within our control, including:

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

Most of our revenue is made on an open credit basis, generally with payment terms of 30 to 45 days in the U.S. and typically 45 to 60 days in many geographic markets outside the U.S. As our international revenue grows, our total accounts receivable balance has increased and will likely continue to increase. Our DSO could also increase as a result of a greater mix of international revenue. Additionally, international laws may not provide the same degree of protection against defaults on accounts receivable as provided under U.S. laws governing domestic transactions; therefore, as our international business grows, we may be subject to higher bad debt expense compared to historical trends. Overall, we monitor individual customer and distributor payment capability in granting such open credit arrangements, seek to limit such open credit to amounts that we believe customers and distributors can pay and maintain reserves we believe are adequate to cover exposure for credit losses and other macroeconomic indicators. In the course of our sales to customers and distributors, we may encounter difficulty collecting accounts receivable and could be exposed to risks associated with uncollectible accounts receivable due to various reasons, including potential declining operating cash flows or bankruptcy filings. While we attempt to monitor these situations carefully and attempt to take appropriate measures to collect accounts receivable balances, there are no assurances we can avoid write-downs and/or write-offs of accounts receivable as a result of declining financial conditions for our customers, including bankruptcy. Such write-downs or write-offs could negatively affect our operating results for the period in which they occur and could potentially have a material adverse effect on our results of operations, financial condition and cash flows.

We expect gross margins to continue to vary over time, and our levels of product and services gross margins may not be sustainable.

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
•
changes in distribution channels;
•
increased warranty cost or quality issues;
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

For example, since the third quarter of 2021 and continuing throughout 2022, we have incurred and may continue to incur supply chain constraint expenses, including price inflation for certain electronic components, semiconductor chips and transportation related costs, which have lowered our gross margins and decreased our profitability.

Our dependence on a limited number of suppliers for certain raw materials, key components and ODM products, combined with supply shortages, have prevented and may continue to prevent us from delivering our products on a timely basis, which has had and may continue to have a material adverse effect on operating results and could have a material adverse effect on customer relations.

The fact that we are reliant on our extended supply chain could have an adverse impact on the supply of our products and on our business and operating results. The financial problems of our suppliers and industry consolidation occurring within one or more component supplier markets, such as the semiconductor market, in each case, could either limit supply or increase costs.

A reduction or interruption in supply, including disruptions on our global supply chain, caused in part by public health emergencies (including the COVID-19 pandemic), geopolitical tensions (including as a result of the ongoing conflict in Ukraine and China-Taiwan relations) or a significant natural disaster (including as a result of climate change); a significant increase in the price of one or more components (including as a result of inflation); a failure to adequately authorize procurement of inventory by our contract manufacturers; a failure to appropriately cancel, reschedule, or adjust our requirements based on our business needs; or a decrease in demand for our products could materially adversely affect our business, operating results, and financial condition and could materially damage customer relationships. Furthermore, as a result of binding price or purchase commitments with suppliers, we may be obligated to purchase raw materials or components at prices that are higher than those available in the current market. In the event that we become committed to purchasing raw materials or components at prices in excess of the current market price when the raw materials or components are actually used, our gross margins could decrease.

In addition, certain raw materials and key components used in our products are currently available from only one source, and others are available from only a limited number of sources. The availability of these raw materials and supplies may be subject to market forces beyond our control, such as inflation, merger and acquisition activity of our suppliers and consolidation in some segments of our supplier base. We have experienced and expect to continue to experience increased inflationary pressures on input costs, such as, raw materials, supplies, labor and distribution costs to increase. Our attempts to offset these cost pressures, through increases in the selling prices of some of our products, may not be successful and could negatively affect our operating results. In addition, from time to time, there may not be sufficient quantities of raw materials and supplies in the marketplace to meet customer demand. For example, wafer foundries that support chipmakers have not invested enough in recent years to increase capacities to the levels need to support demand from all of their customers and wafers have a long lead time for production, in some cases in excess of 30 weeks, which has led to a recent shortage in chip supplies. Many companies utilize the same raw materials and supplies that we do in the production of their products. Suppliers may be under pressure to allocate product to certain customers for business, regulatory or political reasons, and/or demand changes in agreed pricing as a condition of supply. As a result, companies with more resources than our own may have a competitive advantage in obtaining raw materials and supplies. These factors have resulted in reduced supply, higher prices of raw materials and delays in the receipt of certain of our key components, which in turn has generated increased costs, lower margins and delays in product delivery, with a corresponding adverse effect on revenue. Delays in product deliveries and corresponding product price increases may likewise have an adverse effect on customer relationships. We attempt to manage these risks through developing alternative sources, by staging inventories at strategic locations, through engineering efforts designed to obviate the necessity of certain components and by building long-term relationships and close contact with each of our key suppliers; however, we cannot assure that delays in or failures of deliveries of key components, either to us or to our contract manufacturers, and consequent delays in product deliveries, will not continue to occur in the future. In addition, our supply chain challenges are forcing us to devote a substantial portion of our research and development expenses to redesign existing products, reducing our capacity to develop new products. For a discussion of the impact of the COVID-19 pandemic on our supply chain, see “- The ongoing COVID-19 pandemic has impacted and may continue to impact our business, results of operations and financial condition, particularly our supply chain and workforce.”

We believe that we may be faced with the following challenges in the future: new markets in which we participate may grow quickly, which may make it difficult to quickly obtain significant raw materials and/or components; as we acquire companies and new technologies, we may be dependent on unfamiliar supply chains or relatively small supply partners; and we face competition for certain raw materials or components that are supply-constrained from existing competitors and companies in other markets.

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

We are expanding our presence in international markets, which represented 49.5%, 33.5% and 30.5% of our net revenue for the years ended December 31, 2022, 2021 and 2020, respectively, and as a result, we anticipate increased revenue and operating costs in these markets. This international expansion has increased and may continue to increase our operational risks and impact our results of operations, including:

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

In February 2022, armed conflict escalated between Russia and Ukraine. The U.S. and certain other countries have imposed sanctions on Russia and could impose further sanctions, which could damage or disrupt international commerce and the global economy. We are complying with a broad range of U.S. and international sanctions and export control requirements imposed on Russia.

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

We have significant investments in corporate bonds, municipal fixed-rate bonds, asset-backed bonds, mortgage/agency-backed bonds, U.S. government bonds and foreign government bonds. Through December 31, 2022, we have not been required to impair any of these investments; however, we have and may continue to experience a reduction in value or loss of liquidity in these investments, which may have an adverse effect on our results of operations, liquidity and financial condition. Fixed-rate interest securities may have their fair value adversely impacted due to a rise in interest rates, while variable-rate securities may produce less income than expected if interest rates fall. Our investments are subject to general credit, liquidity, market and interest rate risks, which may increase because of conditions in the financial markets and related credit liquidity issues. Consequently, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if we are forced to sell securities that decline in fair value due to changes in interest rates.

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

We are exposed to changes in foreign currencies relative to the U.S. dollar, which are references to the differences between the foreign-exchanges rates we use to convert the financial results of our international operations from local currencies into U.S. dollars for financial reporting purposes. This impact of foreign-exchange rate changes is calculated based on the difference between the current period’s currency exchange rates and that of the comparable prior period. Our primary exposures to foreign currency exchange rate movements are the Euro and the British pound sterling. As a result of our global operations, our revenue, gross margins, operating expense and operating income in some international markets have been and may continue to be affected by foreign currency fluctuations.

We will require a significant amount of cash to service our indebtedness, our potential payment obligations to ADVA shareholders under the DPLTA, and other obligations.

Our ability to generate cash depends on many factors beyond our control and any failure to service our outstanding indebtedness could harm our business, financial condition and results of operations. Furthermore, we have entered into a DPLTA with ADVA. Additionally, pursuant to the terms of the DPLTA, each ADVA shareholder (other than the Company) has received an offer to elect either (1) to remain an ADVA shareholder and receive from us an Annual Recurring Compensation payment, or (2) to receive Exit Compensation. Any failure to satisfy our payment obligations under the DPLTA could harm our business, financial condition and results of operations. See “Risk Factors - The terms of the DPLTA may have a material adverse effect on our financial results and condition" in Part I, Item 1A of this report for additional information.

Our ability to make payments on and to refinance our indebtedness, to cover our payment obligations under the DPLTA, and to fund working capital needs and planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, business, legislative, regulatory and other factors that are beyond our control. If our business does not generate sufficient cash flow from operations or if future borrowings are not available to us in an amount sufficient to enable us and our subsidiaries to pay our indebtedness or to fund our other liquidity needs, we may need to refinance all or a portion of our indebtedness on or before the maturity thereof, sell assets, reduce or delay capital investments or seek to raise additional capital, any of which could have a material adverse effect on us.

In addition, we may not be able to effect any of these actions, if necessary, on commercially reasonable terms or at all. Our ability to restructure or refinance our indebtedness will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments or preferred stock may limit or prevent us from taking any of these actions. In addition, any failure to make scheduled payments of interest and principal on our outstanding indebtedness or dividend payments on our outstanding shares of preferred stock would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness or otherwise raise capital on commercially reasonable terms or at all. Our inability to generate sufficient cash flow to satisfy our debt service, payment obligations to ADVA shareholders under the DPLTA, and other obligations, or to refinance or restructure our obligations on commercially reasonable terms or at all, would have an adverse effect, which could be material, on our business, financial condition and results of operations.

Furthermore, if we raise additional funds through the issuance of equity or securities convertible into equity, or undertake certain transactions intended to address our existing indebtedness, our existing stockholders could suffer dilution in their percentage ownership of the Company, or our leverage and outstanding indebtedness could increase. Current capital market conditions, including the impact of inflation, have increased borrowing rates and can be expected to significantly increase our cost of capital as compared to prior periods should we seek additional funding.

We may be unable to successfully and effectively manage and integrate acquisitions, divestitures and other significant transactions, which could harm our operating results, business and prospects.

As part of our business strategy, we frequently engage in discussions with third parties regarding possible investments, acquisitions, strategic alliances, joint ventures, divestitures and outsourcing arrangements, and we enter into agreements relating to such transactions in order to further our business objectives. In order to pursue this strategy successfully, we must identify suitable candidates, successfully complete transactions, some of which may be large and complex, and manage post-closing issues such as the integration of acquired companies or employees and the divestiture of combined businesses, operations and employees. Integration, divestiture and other risks of these transactions can be more pronounced in larger and more complicated transactions, or if multiple transactions are pursued simultaneously. If we fail to identify and successfully complete transactions that further our strategic objectives, we may be required to expend resources to develop products and technology internally. This may put us at a competitive disadvantage and we may be adversely affected by negative market perceptions, any of which may have a material adverse effect on our revenue, gross margin and profitability.

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

Risks related to COVID-19

The ongoing COVID-19 pandemic has impacted and may continue to impact our business, results of operations and financial condition, particularly our supply chain.

The global spread of COVID-19 created significant volatility, uncertainty and economic disruption. Due to the pandemic and a global semiconductor chip shortage, we experienced disruption and delays in our supply chain and significant price increases with certain of our manufacturing partners, and those disruptions, delays and price increases may continue. For example, in the second half of 2021 and throughout 2022, our results of operations were negatively impacted by increased expenses resulting from supply chain disruptions. Current global supply chain and transportation constraints, including delays in supply chain deliveries and the related global semi-conductor chip shortage, may continue to have a material adverse effect on our operating results and could have a material adverse effect on customer relations and our financial condition. We believe these supply chain challenges and their adverse impact on our industry will continue to ease during 2023. However, there can be no assurance that the ongoing disruptions due to COVID-19, the related global semiconductor chip shortage or other supply chain constraints or price increases will be resolved in the near term, which could continue to adversely affect our business, financial condition, and results of operations. We will continue to evaluate the nature and extent of the impact of COVID-19 and supply chain constraints on our business.

Risks related to our control environment

Breaches of our information systems and cyber-attacks could compromise our intellectual property and cause significant damage to our business and reputation.

We maintain sensitive data on our information systems and the networks of third-party providers, including intellectual property, financial data and proprietary or confidential business information relating to our business, customers, suppliers, and business partners. We also produce networking equipment solutions and software used by network operators to ensure security and reliability in their management and transmission of data. Our customers, particularly those in regulated industries, are increasingly focused on the security features of our technology solutions. Maintaining the security of information sensitive to us and our business partners is critical to our business and reputation. We rely upon several internal business processes and information systems to support key operations and financial functions, and the efficient operation of these processes and systems is critical. Companies are increasingly subjected to cyber-attacks and other attempts to gain unauthorized access. We have a comprehensive approach to cybersecurity, which includes prevention, detection, containment, and response. Our layered defense approach encompasses proactive security monitoring of our global infrastructure by both internal solutions and multiple third-party Security Operation Centers. Additionally, we routinely perform patch management, vulnerability scans, penetration tests and continuous monitoring across our entire enterprise. Our security policy framework includes meaningful and enforceable Information Security policies and procedures. The cybersecurity program is aligned with our mission and business objectives, reviewed periodically for improvements, and is supported by experienced and certified security professionals. This is supplemented by an information security awareness program that spans our global workforce. Despite this, our network and storage applications and those systems and applications maintained by our third-party providers may be targeted by cyber-attacks or potentially breached due to operator error, fraudulent activity, or other system disruptions. For example, a vulnerability named “Log4Shell” was reported for the widely used Java logging library, Apache Log4j 2 (“Log4j”), in December of 2021. Although we did not identify indicators of compromise in response to the Log4j vulnerability, we cannot assure that future vulnerabilities or malware attacks will not be successful in breaching our system and in turn, have a material impact our business. Unauthorized access or disclosure of our information could compromise our intellectual property and expose sensitive business information. Our information systems are designed to appropriate industry standards and resiliently engineered to reduce downtime in the event of power outages, weather or climate events and cybersecurity issues. These risks, as well as the number and frequency of cybersecurity events globally, may also be heightened during times of geopolitical tension or instability between countries, including, for example, the ongoing military conflict in Ukraine with Russia, from which a number of recent cybersecurity events have been alleged to have originated. We carry cybersecurity insurance policies meant to limit our risk and exposure should one of these cybersecurity issues occur. However, a significant failure of our systems due to these issues could result in significant remediation costs, disrupt business operations, and divert management attention, which could result in harm to our business reputation, operating results, financial condition, and cash flows.

As part of our due diligence and integration planning process, the Company’s cybersecurity team has conducted a review of ADVA’s cybersecurity program. Additionally, prior to integration of facilities, networks, or systems, the Company also engage CrowdStrike, a global cybersecurity leader to conduct an enterprise-wide compromise assessment to determine if there were any targeted compromises by nation-state actors of the ADVA information technology landscape. The results from the CrowdStrike Compromise assessment indicated that there was no indication of compromise of the ADVA information technology environment. As part of the integration plan, the Company intends to expand its current cybersecurity program to cover all ADVA’s global infrastructure and adopt any mature cybersecurity practices already in place. A significant failure of our review and integration of ADVA's cybersecurity program could expose us to penalties for failing to comply with the EU's GDPR requirements as well as result in significant remediation costs and a disruption to our operations.

If we fail to maintain proper and effective internal control over financial reporting we could have a material weakness in our internal controls, that if not remediated, could materially adversely affect us.

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

As permitted by SEC guidance, we currently exclude ADVA in our evaluation of internal control over financial reporting and related disclosure controls and procedures for the first year after the Business Combination. However, we are in the process of extending our oversight and monitoring processes that support our internal control over financial reporting and disclosure controls and procedures to include ADVA’s operations.

If we are not able to maintain the adequacy of our internal control over financial reporting, including any failure to implement required new or improved controls, or if we experience difficulties in the implementation of or the implemented controls required in connection with the Business Combination, our business, financial condition and operating results could be harmed. In addition, if management or our independent registered public accounting firm is unable to conclude that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial statements, which could have an adverse effect on our stock price or lead to litigation claims.

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

A portion of our research and development activities are focused on the continued innovation of currently accepted access and edge transmission technologies in order to deliver faster internet speeds, more capacity, better quality of service and operational efficiency. These research and development efforts result in improved applications of technologies for which demand already exists or is latent.

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
•
compliance with a wide variety of provincial, state, national and international laws and regulations applicable to the collection, use, retention, protection, disclosure, transfer and other processing of data, including personal data. Foreign data protection, privacy and other laws and regulations, including GDPR, are often more restrictive than those in the U.S. These data protection and privacy-related laws and regulations are varied, evolving, can be subject to significant change, may be augmented or replaced by new or additional laws and regulations and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. For example, numerous states have adopted within the past three years or are in the process of adopting various privacy-related laws and regulations. In addition, on July 16, 2020, the Court of Justice of the European Union issued a decision that invalidated the EU-U.S. Privacy Shield framework as a basis for transfers of personal data from the EU to the U.S., resulting in uncertainty and potential additional compliance obligations to ensure that a valid basis under the GDPR exists for these data transfers. The European Commission published revised standard contractual clauses for data transfers from the European Economic Area in 2021, which were required to go into effect by December 2022. Finally, the U.K. has enacted a version of the GDPR the implementation of which occurred by way of the Data Protection Act 2018, collectively referred to as the U.K. GDPR. Uncertainty remains, however, regarding how aspects of data protection in the U.K. will be handled in the medium to long term. There is also a risk that we, directly or as the result of a third-party service provider we use, could be found to have failed to comply with the laws and regulations applicable in a jurisdiction regarding the collection, consent, handling, transfer or disposal of personal data.
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
•
requirements by the SEC governing the disclosure regarding the use of conflict minerals mined from the Democratic Republic of the Congo and adjoining countries (the “DRC”) and disclosure with respect to procedures regarding a manufacturer’s efforts to prevent the sourcing of such minerals from the DRC. Certain of these minerals are present in our products. SEC rules implementing these requirements may have the effect of reducing the pool of suppliers that can supply “conflict free” components and parts, and we may not be able to obtain conflict free products or supplies in sufficient quantities for our operations. Because our supply chain is complex, we may face reputational challenges with our customers, stockholders and other stakeholders if we are unable to verify sufficiently the origins for the conflict minerals used in our products and cannot assert that our products are “conflict free.” Environmental or similar social initiatives may also make it difficult to obtain supply of compliant components or may require us to write off non-compliant inventory, which could have an adverse effect on our business and operating results.
•
the insider trading prohibitions and the respective directors' dealing rules under the German Securities Trading Act (Wertpapierhandelsgesetz) and Regulation (EU) No. 596/2014 of the European Parliament and of the Council of April 16, 2014, and other applicable regulations.

Changes in trade policy in the U.S. and other countries, specifically the U.K. and China, including the imposition of additional tariffs and the resulting consequences, may adversely impact our gross profits, gross margins, results of operations and financial condition.

In recent years, international market conditions and the international regulatory environment have been increasingly affected by competition among countries and geopolitical frictions. In particular, there have been a number of significant geopolitical events, including trade tensions and regulatory actions, involving the governments of the U.S. and China. The U.S. government has raised tariffs, and imposed new tariffs, on a wide range of imports of Chinese products, including component elements of our solutions and certain finished goods products that we sell. U.S. tariff policy involving imports from China are slated for a broad review in 2023. The U.S. government has also introduced broad new restrictions on imports from China allegedly manufactured with forced labor, and the EU has debated similar restrictions. China has retaliated by raising tariffs, and imposing new tariffs, on certain exports of U.S. goods to China, as well as introducing blocking measures to restrict the ability of domestic companies to comply with U.S. trade restrictions. For instance, over the course of 2020, the U.S. introduced significant further restrictions limiting access to controlled U.S. technology to additional Chinese government and commercial entities. More recently, in October 2022, the U.S. Department of Commerce imposed additional export control restrictions targeting the provision of, inter alia, certain semiconductors and related technology to China that could further disrupt supply chains that could adversely impact our business. In addition, the U.S. Federal Communications Commission (the “FCC”) in November 2022 prohibited communications equipment deemed to pose an unacceptable risk to national security from obtaining the equipment authorization that allows the products to be imported, marketed, or sold in the U.S. This prohibition currently includes telecommunications equipment produced by Huawei and its affiliates and subsidiaries and four other Chinese companies, and additional entities may be subsequently added to this list. The situation involving U.S.-China trade relations remains volatile and uncertain and there can be no assurance that further actions by either country will not have an adverse impact on our business, operations and access to technology, or components thereof, sourced from China.

The past few years have been challenging for the credit markets due to a shift from a time of quantitative easing to a time of quantitative tightening by central banks around the world. If global economic and market conditions, or economic conditions in key markets, remain uncertain or further deteriorate, we may experience material impacts on our business and operating results. We may also be adversely affected in ways that we do not currently anticipate.

New or revised tax regulations, changes in our effective tax rate, recognition of a valuation allowance or assessments arising from tax audits may have an adverse impact on our results.

We are subject to taxation in various jurisdictions, both domestically and internationally, in which we conduct business. Significant judgment is required in the determination of our provision for income taxes, and this determination requires the interpretation and application of complex and sometimes uncertain tax laws and regulations. Our effective tax rate may be adversely impacted by changes in the mix of earnings between jurisdictions with different statutory tax rates, in the valuation of our deferred tax assets, and by changes in tax rules and regulations. We continually monitor our deferred tax assets and when it becomes more likely than not that a tax benefit will not be recognized, a valuation allowance is recorded against those assets. In addition, we are subject to examination of our income tax returns by the Internal Revenue Service and various other tax authorities in the jurisdictions in which we conduct business. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our results of operations, financial condition and cash flow. Additionally, we continually review the adequacy of the valuation allowance and recognize the benefits of deferred tax assets only as the reassessment indicates that it is more likely than not that the deferred tax assets will be recognized. As such, we may release a portion of the valuation allowance or establish a new valuation allowance based on operations in the jurisdictions in which these assets arose. Management continues to evaluate all evidence including historical operating results, the existence of losses in the most recent year, forecasted earnings, future taxable income and tax planning strategies. Should management determine that a valuation allowance is needed in the future due to not being able to absorb deferred tax assets, it would have a material impact on our consolidated financial statements.

In August 2022, the Inflation Reduction Act was signed into law, which made a number of changes to the Internal Revenue Code, including adding a 1% excise tax on stock buybacks by publicly traded corporations and a 15% corporate minimum tax on adjusted financial statement income of certain large companies. The impact of these provisions on our effective tax rate will also depend on additional guidance to be issued by the Secretary of the U.S. Department of the Treasury. We are currently evaluating the impact of these provisions on our effective tax rate. Further, the Tax Act amended the Internal Revenue Code to require that specific research and experimental (“R&E”) expenditures be capitalized and amortized over five years (U.S. R&E) or fifteen years (non-U.S. R&E) beginning in the Company’s fiscal 2023. Although the U.S. Congress has considered legislation that would defer, modify, or repeal the capitalization and amortization requirement, there is no assurance that the provision will be deferred, repealed, or otherwise modified. If the requirement is not repealed or otherwise modified, it may increase our effective tax rate. Additionally, the Organization for Economic Co-operation and Development (the “OECD”), an international association comprised of 38 countries, including the U.S., has issued proposals that change long-standing tax principles including on a global minimum tax initiative. On December 12, 2022 the EU member states agreed to implement the OECD’s Pillar 2 global corporate minimum tax rate of 15% on companies with revenues of at least EUR 750 million, which would go into effect in 2024. Other countries including the U.K., Switzerland, Canada, Australia and South Korea are also actively considering changes to their tax laws to adopt certain parts of the OECD’s proposals.

Central Banks' monetary policy actions could increase our costs of borrowing money and negatively impact our financial condition and future operations.

Market interest rates are rising and are expected to continue to rise across the yield curve. Depending on future inflation levels, the rise of nominal interest rates may produce a rise in real interest rates. Higher interest rates resulting from tightening monetary policy are expected to increase credit costs and decrease credit availability. Increases in interest rates could increase our costs of borrowing money under certain of our debt facilities with variable interest rates, which would negatively impact our financial condition and future operations.

Rising inflation could negatively impact our revenues and profitability if increases in the prices of our products and services or a decrease in customer spending result in lower sales.

Recent significant increases in inflation may result in decreased demand for our products and services, increased manufacturing and operating costs (including our labor costs), reduced liquidity, and limitations on our ability to access credit or otherwise raise debt and equity capital. In an inflationary environment, because certain of our customer contracts provide for fixed pricing and/or due to our competitor’s pricing strategies, we may be unable to raise the sales prices of our products and services at or above the rate at which our costs increase, which would reduce our profit and operating margins and could have a material adverse effect on our financial results. We also may experience lower than expected sales and potential adverse impacts on our competitive position if there is a decrease in customer spending or a negative reaction to any price increases we are able to implement. A reduction in our revenue would be detrimental to our profitability and financial condition and could also have an adverse impact on our future growth.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our global headquarters and certain administrative, engineering and manufacturing facilities are located on an 82-acre campus in Cummings Research Park in Huntsville, Alabama. Two office buildings in Huntsville, Alabama serve both our Network Solutions and our Services & Support segments. We lease a facility for our European headquarters in Munich, Germany. We lease engineering facilities in the U.S., EMEA and APAC that are used to develop products sold by our Network Solutions segment. In addition, we lease office space in North America, Latin America, EMEA and APAC, which provide sales and service support for both of our segments. These cancelable and non-cancelable leases expire at various times through 2032. For more information, see Note 9 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.

We also have numerous sales and support staff operating from home-based offices serving both our Network Solutions and our Services & Support segments, which are located within the U.S. and abroad.

ITEM 3. LEGAL PROCEEDINGS

From time to time we are subject to or otherwise involved in various lawsuits, claims, investigations and legal proceedings that arise out of or are incidental to the conduct of our business (collectively, “Legal Matters”), including those relating to employment matters, patent rights, regulatory compliance matters, stockholder claims, and contractual and other commercial disputes. Such Legal Matters, even if not meritorious, could result in the expenditure of significant financial and managerial resources. Additionally, an unfavorable outcome in a legal matter, including in a patent dispute, could require us to pay damages, entitle claimants to other relief, such as royalties, or could prevent us from selling some of our products in certain jurisdictions. At this time, we are unable to predict the outcome of or estimate the possible loss or range of loss, if any, associated with these legal matters.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market under the symbol "ADTN" and the Frankfurt Stock Exchange under the symbol "QH9". As of February 27, 2023, we had 45 stockholders of record and approximately 19,485 beneficial owners of shares held in street name.

Performance Graph

The graph below matches our cumulative 5-Year total shareholder return on common stock (specifically, the total shareholder return on ADTRAN, Inc.’s common stock for all periods prior to the Merger and that of ADTRAN Holdings, Inc. following the Merger) with the cumulative total returns of the NASDAQ Telecommunications index and the NASDAQ Composite index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 12/31/2017 to 12/31/2022.

* $100 invested on 12/31/17 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22
ADTRAN Holdings, Inc.	$100.00	$56.83	$53.88	$83.18	$130.95	$109.66
NASDAQ Telecommunications	$100.00	$105.27	$119.63	$148.58	$157.71	$119.73
NASDAQ Composite	$100.00	$97.18	$132.88	$192.74	$235.56	$158.97

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Stock Repurchases

The following table sets forth repurchases of our common stock for the months indicated.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2022 – October 31, 2022	—	$—	—	—
November 1, 2022 – November 30, 2022	—	$—	—	—
December 1, 2022 – December 31, 2022	—	$—	—	—
Total	—		—

(1)
During the year ended December 31, 2022, the Company did not repurchase any shares of Company Common Stock and there is no current authorization to repurchase Company Common Stock.

We declared a quarterly dividend of $0.09 per share of common stock to record holders in each quarter of 2022. The declaration and payment by us of any future dividends to holders of our common stock is at the sole discretion of our Board of Directors.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes included in Part II, Item 8 of this report. We have omitted discussion of the earliest of the three years of financial condition and results of operations and this information can be found in Part I, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 25, 2022, which is available free of charge on the SEC's website at http://www.sec.gov and on our website at www.adtran.com.

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

Overview

The Company is a leading global provider of networking and communications platforms, software, systems and services focused on the broadband access market, serving a diverse domestic and international customer base in multiple countries that includes Tier-1, -2 and -3 service providers, alternative service providers, such as utilities, municipalities and fiber overbuilders, cable/MSOs, SMBs and distributed enterprises. Our innovative solutions and services enable voice, data, video and internet-communications across a variety of network infrastructures and are currently in use by millions worldwide. We support our customers through our direct global sales organization and our distribution networks. Our success depends upon our ability to increase unit volume and market share through the introduction of new products and succeeding generations of products having optimal selling prices and increased functionality as compared to both the prior generation of a product and to the products of competitors in order to gain market share. To service our customers and grow revenue, we are continually conducting research and developing new products addressing customer needs and testing those products for the specific requirements of the particular customers. We offer a broad portfolio of flexible software and hardware network solutions and services that enable service providers to meet today’s service demands, while enabling them to transition to the fully converged, scalable, highly-automated, cloud-controlled voice, data, internet and video network of the future. In addition to our global headquarters in Huntsville, Alabama, and our European headquarters in Munich, Germany, we have sales, administrative and research and development facilities in strategic global locations.

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

Prior to the Business Combination with ADVA on July 15, 2022, ADTRAN reported revenue across the following three categories: (1) Access & Aggregation, (2) Subscriber Solutions & Experience and (3) Traditional & Other Products. Following the Business Combination with ADVA, we have recast these revenues such that ADTRAN’s former Access & Aggregation revenue is combined with a portion of the applicable ADVA solutions to create Access & Aggregation Solutions, ADTRAN’s former Subscriber Solutions & Experience revenue is combined with a portion of the applicable ADVA solutions to create Subscriber Solutions and the revenue from Traditional & Other products is now included in the applicable Access & Aggregation Solutions or Subscriber Solutions category. Optical Networking Solutions is a new revenue category added to represent a meaningful portion of ADVA’s portfolio.

Our Subscriber Solutions portfolio is used by service providers to terminate their access services infrastructure at the customer premises while providing an immersive and interactive experience for residential, business and wholesale subscribers. This revenue category includes hardware- and software-based products and services. These solutions include fiber termination solutions for residential, business and wholesale subscribers, Wi-Fi access solutions for residential and business subscribers, Ethernet switching and network edge virtualization solutions for business subscribers and cloud software solutions covering a mix of subscriber types.

Our Access & Aggregation Solutions are solutions that are used by communications service providers to connect residential subscribers, business subscribers and mobile radio networks to the service providers’ metro network, primarily through fiber-based connectivity. This revenue category includes hardware- and software-based products and services. Our solutions within this category are a mix of fiber access and aggregation platforms, precision network synchronization and timing solutions and access orchestration solutions that ensure highly reliable and efficient network performance.

Our Optical Networking Solutions are used by communications service providers, internet content providers and large-scale enterprises to securely interconnect metro and regional networks over fiber. This revenue category includes hardware- and software-based products and services. Our solutions within this category include open optical terminals, open line systems, optical subsystems and modules, network infrastructure assurance systems and automation platforms that are used to build high-scale, secure and assured optical networks.

ADVA Domination and Profit and Loss Transfer Agreement

The DPLTA between the Company, as the controlling company, and ADVA Optical Networking SE, as the controlled company, which was executed on December 1, 2022, became effective on January 16, 2023, as a result of its registration with the commercial register (Handelsregister) of the local court (Amtsgericht) at the registered seat of ADVA (Jena).

Under the DPLTA, subject to certain limitations pursuant to applicable law and the specific terms of the DPLTA, (i) the Company is entitled to issue binding instructions to the management board of ADVA, (ii) ADVA will transfer its annual profit to the Company, subject to, among other things, the creation or dissolution of certain reserves, and (iii) the Company will generally absorb the annual net loss incurred by ADVA. The obligation of ADVA to transfer its annual profit to the Company applies for the first time to the profit, if any, generated in the ADVA fiscal year 2023. The obligation of the Company to absorb ADVA’s annual net loss applies for the first time to the loss, if any, generated in the ADVA fiscal year 2023.

Additionally, and subject to certain limitations pursuant to applicable law and the specific terms of the DPLTA, the DPLTA provides that ADVA shareholders (other than us) be offered, at their election, (i) to put their ADVA shares to the Company in exchange for a compensation in cash of EUR 17.21 per share (the “Exit Compensation”), or (ii) to remain ADVA shareholders and receive a recurring compensation in cash of EUR 0.59 (EUR 0.52 net under the current tax regime) per share for each full fiscal year of ADVA (the “Annual Recurring Compensation”). The Annual Recurring Compensation is due on the third banking day following the ordinary general shareholders’ meeting of ADVA for the respective preceding fiscal year (but in any event within eight months following expiration of the fiscal year) and is first granted for the 2023 fiscal year, payable for the first time after the ordinary general shareholders’ meeting of ADVA in 2024. The adequacy of both forms of compensation have been challenged by minority shareholders of ADVA via court-led appraisal proceedings under German law, and it is possible that the courts in such appraisal proceedings may adjudicate a higher Exit Compensation or Annual Recurring Compensation (in each case, including interest thereon) than agreed upon in the DPLTA.

The opportunity for outside ADVA shareholders to tender ADVA shares in exchange for Exit Compensation had been scheduled to expire on March 16, 2023. However, due to the appraisal proceedings that have been initiated in accordance with applicable German law, this time period for tendering shares has been extended pursuant to the German Stock Corporation Act (Aktiengesetz) and will end two months after the date on which a final decision in such appraisal proceedings has been published in the Federal Gazette (Bundesanzeiger).

We currently hold 33,961,170 no-par value bearer shares of ADVA, representing 65.30% of ADVA’s outstanding shares as of February 14, 2023.

The foregoing description of the DPLTA does not purport to be complete and is qualified in its entirety by reference to the DPLTA, a non-binding English translation of which is incorporated by reference to Exhibit 10.5 of this Annual Report on Form 10-K.

During the year ended December 31, 2022, we recognized $14.2 million of transaction costs relating to the Business Combination. We expect to incur integration costs and costs associated with the implementation of the DPLTA during 2023 and such costs are expected to be material.

Multi-Year Integration Program

During the fourth quarter of 2022, the Company initiated a multi-year integration program designed to optimize the assets, business processes, and information technology systems of the Company.

The program has identified several potential cost synergies, including:

•
realizing operational scale;
•
combined sales channels;
•
streamlining corporate and general and administrative functions; and
•
combined sourcing and production costs.

We have and will continue to invest significant dollars to restructure the workforce, optimize legacy systems, streamline legal entities and consolidate real estate holdings. By executing these integration activities, we expect to deliver greater innovation for customers, career enrichment opportunities for employees, and enhanced value for shareholders. See Note 23 of the Notes to Consolidated Financial Statements, included in Part II, Item 8 of this report for additional information.

Financial Performance and Trends

We ended 2022 with a year-over-year revenue increase of 82.2% as compared to the year ended December 31, 2021, driven by increased volume of sales activity due to the Business Combination with ADVA and to service provider customers. During 2022, we had one 10% revenue customer which was a domestic service provider customer and our five largest customers comprised 38.3% of our revenue. Our year-over-year domestic revenue increased by 38.1%, driven by increased sales volume due to the Business Combination with ADVA and an increased sales volume of residential gateways and optical network terminals in our Network Solutions segment. Internationally, our revenue increased by 169.7% compared to the prior year period, primarily driven by increased volume of sales activity due to the Business Combination with ADVA and increased shipments to a Tier-1 network operator in Europe. We experienced strong demand for our solutions during 2022 and achieved significant year-over-year bookings growth. Bookings are defined as orders received for a product or service during a fiscal period that will be delivered or performed sometime in the future and is a forward looking metric that we utilize to help us understand future revenue growth for the Company. Bookings are generally subject to modification and or cancellation per the terms of the order. Our increase in demand comes from service providers planning to deploy our fiber access platforms, in-home service delivery platforms and SaaS applications. We expect this growth to accelerate. During 2021 and 2022, we secured several Tier-1 next-generation fiber customers, and previously announced Tier-1 fiber customers significantly increased their bookings for our fiber access platforms. Although we expect our revenue growth and profitability in the near-term to continue to be negatively impacted by supply chain issues, our outlook continues to strengthen given the increased demand for our products and our expectation of an improving supply chain over the longer term.

A substantial portion of our shipments of inventory in any fiscal period relate to orders received and shipped within that fiscal period for customers under agreements containing non-binding purchase commitments. Further, a significant percentage of orders require delivery within a few days. However, with the current global supply chain and transportation constraints, and limited availability of semiconductor chips and other components of our products, we have experienced and may continue to experience extended lead times, increased logistics intervals and costs, and lower volume of products deliveries, which have had and may continue to have a material adverse effect on our operating results and could have a material adverse effect on our customer relations and our financial condition.

The extent of the impact of the novel coronavirus (“COVID-19”) pandemic on our business remains uncertain and difficult to predict because of the dynamic and evolving nature of the situation. Despite the widespread availability of COVID-19 vaccines and related treatments, the global impact of the outbreak continues to adversely affect many industries, and different geographies continue to reflect the effects of public health restrictions in various ways. The economic recovery following the impact of the COVID-19 pandemic is only partially underway and has been gradual, uneven and characterized by meaningful dispersion across sectors and regions with uncertainty regarding its ultimate length and trajectory. The COVID-19 pandemic and related countermeasures have previously impacted our operations. During 2022, notwithstanding improvement in many markets in which we operate due to a return to more normalized business operations, certain markets continued to be adversely impacted by COVID-19 or as a result of policies relating to COVID-19.

Additionally, due to the pandemic and a global semiconductor chip shortage, we experienced disruption and delays in our supply chain and significant price increases with certain of our manufacturing partners, and those disruptions, delays and price increases may continue. For example, in the second half of 2021 and throughout 2022, our results of operations were negatively impacted by increased expenses resulting from supply chain disruptions. With the current global supply chain and transportation constraints, including delays in supply chain deliveries and the related global semi-conductor chip shortage may continue to have a material adverse effect on our operating results and could have a material adverse effect on customer relations and our financial condition. We believe these supply chain challenges and their adverse impact on our industry will continue to ease during 2023. However, there can be no assurance that the ongoing disruptions due to COVID-19, the related global semiconductor chip shortage or other supply chain constraints or price increases will be resolved in the near term, which could continue to adversely affect our business, financial condition, and results of operations. We will continue to evaluate the nature and extent of the impact of COVID-19 on our business.

Our operating results have fluctuated, and may continue to fluctuate, on a quarterly basis due to several factors, including customer order activity, supply chain constraints, component availability, the Company's consolidation, purchase accounting, and integration with ADVA. A substantial portion of our shipments in any fiscal period relates to orders received and shipped within that fiscal period for customers under agreements containing non-binding purchase commitments. Further, a significant percentage of orders require delivery within a few days requiring us to maintain higher inventory levels. These factors may result in limited order flow visibility. However, with the current global supply chain and transportation constraints, and limited availability of semiconductor chips and other components of our products, we have experienced and may continue to experience extended lead times, increased logistics intervals and costs, and lower volume of products deliveries, which have had and may continue to have a material adverse effect on our operating results and could have a material adverse effect on customer relations and our financial condition. We believe these supply chain challenges and their adverse impact on our industry will continue at least through fiscal 2023 and expect that the extended lead times and elevated supply chain costs experienced by our industry will persist for the reasonably foreseeable future. It is unclear when the supply environment will become less volatile and what impacts the supply environment will have on the industry in future periods. Operating expenses are relatively fixed in the short term; therefore, a shortfall in quarterly revenues could significantly impact our financial results in a given quarter.

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

We are exposed to changes in foreign currencies relative to the U.S. dollar, which are references to the differences between the foreign-exchanges rates we use to convert the financial results of our international operations from local currencies into U.S. dollars for financial reporting purposes. This impact of foreign-exchange rate changes is calculated based on the difference between the current period’s currency exchange rates and that of the comparable prior period. Our primary exposures to foreign currency exchange rate movements are with the Euro and the British pound sterling. As a result of our global operations, our revenue, gross margins, operating expense and operating income in some international markets have been and may continue to be affected by foreign currency fluctuations.

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

	Year Ended December 31,
	2022	2021	2020
Revenue
Network Solutions	89.4%	88.6%	86.5%
Services & Support	10.6	11.4	13.5
Total Revenue	100.0	100.0	100.0
Cost of Revenue
Network Solutions	63.1	54.7	48.2
Services & Support	5.0	6.5	8.8
Total Cost of Revenue	68.1	61.2	57.0
Gross Profit	31.9	38.8	43.0
Selling, general and administrative expenses	20.4	22.1	22.5
Research and development expenses	16.9	19.3	22.4
Asset impairments	1.7	—	—
Operating Loss	(7.1)	(2.6)	(1.9)
Interest and dividend income	0.2	0.5	0.4
Interest expense	(0.3)	—	—
Net investment (loss) gain	(1.1)	0.3	1.0
Other income (expense), net	1.4	0.7	(0.6)
Loss Before Income Taxes	(6.9)	(1.1)	(1.2)
Income tax benefit (expense)	6.1	(0.4)	1.7
Net (Loss) Income	(0.9)%	(1.5)%	0.5%
Less: Net Loss attributable to non-controlling interest	(0.7)	—	—
Net (Loss) Income attributable to ADTRAN Holdings, Inc.	(0.2)%	(1.5)%	0.5%

The following discussion and financial information are presented to aid in an understanding of our current consolidated financial position, changes in financial position, results of operations and cash flows and should be read in conjunction with the audited consolidated financial statements and notes thereto included herein. The emphasis of the discussion is a comparison of the years ended December 31, 2022 and December 31, 2021. For a discussion of a comparison of the years ended December 31, 2021 and December 31, 2020, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 25, 2022.

Comparison of Years Ended December 31, 2022 and December 31, 2021

Revenue

Our revenue increased 82.2% from $563.0 million for the year ended December 31, 2021 to $1,026 million for the year ended December 31, 2022. The increase in revenue for the year ended December 31, 2022 is primarily attributable to a $365.9 million increase in volume of sales activity due to the Business Combination with ADVA and a $96.6 million increase in volume of sales activity related to our ADTRAN, Inc. operations. The increase in revenue by category for the year ended December 31, 2022 was primarily attributable to a $261.1 million increase in Optical Networking Solutions products due to the Business Combination with ADVA and a $184.2 million increase in Subscriber Solutions products. Although our revenue increased, supply of semiconductor chips and other components of our products has become constrained resulting in extended lead times and increased costs. Transportation constraints, including shortages for both air and surface freight, as well as labor shortages in the transportation industry, have also affected the timing and the cost of obtaining raw materials and production supplies. Although our revenue growth and profitability in the near-term may be impacted by these global supply chain issues, our longer term outlook continues to strengthen given our progress with new customer opportunities and the increased customer demand.

Network Solutions segment revenue increased 83.8% from $498.8 million in 2021 to $916.8 million in 2022, due primarily to the increase of $320.3 million in volume of sales activity due to the Business Combination with ADVA and the increase in revenue for Subscriber Solutions products of $107.0 million, partially offset by a decrease in Access & Aggregation Solutions products of $9.3 million revenue in our ADTRAN, Inc. operations.

Services & Support revenue increased by 69.5% from $64.2 million in 2021 to $108.7 million in 2022. The increase in revenue for 2022 was primarily attributable to the increase of $45.6 million in volume of sales activity from the Business Combination with ADVA partially offset by a $3.1 million decrease in revenue for Access & Aggregation Solutions products in our ADTRAN, Inc. operations.

Domestic revenue increased by 38.1% from $374.6 million in 2021 to $517.4 million in 2022, driven by increased volume of network termination and fiber CPE in our Network Solutions segment. In addition, such growth was a result of increased revenue to Tier-2 and Tier-3 customers with diversified business among our fiber access and CPE, service provider CPE and services.

International revenue, which is defined as revenue generated from the Network Solutions and Services & Support segments provided to a customer outside of the U.S., increased by 169.7% from $188.4 million for the year ended December 31, 2021 to $508.1 million for the year ended December 31, 2022. International revenue, as a percentage of total revenue, increased from 33.5% for the year ended December 31, 2021 to 49.5% for the year ended December 31, 2022. The increase in international revenue for 2022 was primarily attributable to the increase in volume of $263.8 million in sales activity from the Business Combination with ADVA and increased shipments to a Tier-1 network operator and multiple alternative network operators in Europe. While international revenue has increased to approximately 49.5% of total revenues for the year ended December 31, 2022, the mix of our Network Solutions and Services & Support segments as a percentage of total international revenue remains relatively linear. For the year ended December 31, 2022 as compared to the year ended December 31, 2021, changes in foreign currencies relative to the U.S dollar decreased our net sales by approximately $41.5 million.

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

Cost of Revenue

As a percentage of revenue, cost of revenue increased from 61.2% for the year ended December 31, 2021 to 68.1% for the year ended December 31, 2022. The increase was primarily attributable to acquisition related expenses, adjustments consisting of intangible amortization of backlog, developed technology and fair value adjustments to inventory costs that flow through to cost of revenue as a result of the Business Combination with ADVA, as well as supply chain constraint related expenses and to a lesser extent changes in customer and product mix and a regional revenue shift in our ADTRAN, Inc. operations. As our current inventory that was acquired in the Business Combination with ADVA is sold, we expect that our cost of revenue as a percentage of revenue will return to more normalized levels. For the year ended December 31, 2022, changes in foreign currencies relative to the U.S. dollar decreased our cost of revenue by approximately $9.6 million.

Network Solutions cost of revenue, as a percentage of that segment’s revenue, increased from 61.7% of revenue in 2021 to 70.6% of revenue in 2022. The increase in cost of revenue as a percentage of revenue was primarily attributable to acquisition related expenses, amortizations and adjustments consisting of intangible amortization of backlog, developed technology and fair value adjustments to inventory costs that flow through to cost of revenue as a result of the Business Combination with ADVA, as well as supply chain constraint related expenses and to a lesser extent changes in customer and product mix and a regional revenue shift in our ADTRAN, Inc. operations.

Services & Support cost of revenue, as a percentage of that segment’s revenue, decreased from 57.3% of revenue in 2021 to 47.1% of revenue in 2022. The decrease in cost of revenue as a percentage of revenue was primarily attributable to customer mix and changes in Services & Support mix as a result of the Business Combination with ADVA.

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

Gross Profit

As a percentage of revenue, gross profit decreased from 38.8% for the year ended December 31, 2021 to 31.9% for the year ended December 31, 2022. The decrease was primarily attributable to increases in cost of revenue related to acquisition related expenses, adjustments consisting of intangible amortization of backlog, developed technology and fair value adjustments to inventory costs that flow through to cost of revenue as a result of the Business Combination with ADVA, as well as supply chain constraint related expenses and to a lesser extent changes in customer and product mix and a regional revenue shift in our ADTRAN, Inc. operations partially offset by an increase in volume of sales activity due to the Business Combination with ADVA and an increase in volume of sales activity related to our ADTRAN, Inc. operations.

As a percentage of that segment's revenue, Network Solutions gross profit decreased from 38.3% for the year ended December 31, 2021 to 29.4% for the year ended December 31, 2022. The decrease was primarily attributable to increases in cost of revenue related to acquisition related expenses, adjustments consisting of intangible amortization of backlog, developed technology and fair value adjustments to inventory costs that flow through to cost of revenue as a result of the Business Combination with ADVA, as well as supply chain constraint related expenses and to a lesser extent changes in customer and product mix and a regional revenue shift in our ADTRAN, Inc. operations partially offset by an increase in volume of sales activity due to the Business Combination with ADVA and an increase in volume of sales activity related to our ADTRAN, Inc. operations.

As a percentage of that segment's revenue, Services & Support gross profit increased from 42.7% for the year ended December 31, 2021 to 52.9% for the year ended December 31, 2022. The increase was primarily attributable to an increase in volume of sales activity due to the Business Combination with ADVA, an increase in volume of sales activity related to our ADTRAN, Inc. and a decrease in cost of revenue attributable to customer mix and changes in Services & Support mix as a result of the Business Combination with ADVA.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of revenue decreased from 22.1% for the year ended December 31, 2021 to 20.4% for the year ended December 31, 2022. Selling, general and administrative expenses as a percentage of revenue will generally fluctuate whenever there is a significant fluctuation in revenue for the periods being compared as these costs are relatively fixed in the short term.

Selling, general and administrative expenses increased by 67.9% from $124.4 million for the year ended December 31, 2021 to $208.9 million for the year ended December 31, 2022. Selling, general and administrative expenses include personnel costs for management, accounting, information technology, human resources, sales and marketing, as well as independent auditor, tax and other professional fees, contract services and legal and litigation related costs. The increase in selling, general and administrative expenses was primarily attributable to increased expenses related to the Business Combination with ADVA such as employee-related costs due to an increase in the number of employees, amortization of intangible assets, depreciation of property, plant and equipment and transactions costs. For the year ended December 31, 2022 as compared to the year ended December 31, 2021, changes in foreign currencies relative to the U.S dollar decreased our selling, general and administrative expenses by approximately $4.4 million.

Research and Development Expenses

Research and development expenses as a percentage of revenue decreased from 19.3% for the year ended December 31, 2021 to 16.9% for the year ended December 31, 2022. Research and development expenses as a percentage of revenue will fluctuate whenever there are incremental product development activities or significant fluctuations in revenue for the periods being compared as these costs are relatively fixed in the short term.

Research and development expenses increased by 59.9% from $108.7 million for the year ended December 31, 2021 to $173.8 million for the year ended December 31, 2022. The increase in research and development expenses was primarily attributable to increased expenses related to the Business Combination with ADVA such as employee-related costs due to an increase in the number of employees and expenses related to our multi-year integration program, amortization of intangible assets and depreciation of property, plant and equipment. For the year ended December 31, 2022 as compared to the year ended December 31, 2021, changes in foreign currencies relative to the U.S. dollar decreased our research and development expenses by approximately $5.2 million.

ADVA has arrangements with governmental entities for the purposes of obtaining funding for research and development activities. The Company classifies government grants received under these arrangements as a reduction to research and development expense incurred. For the year ended December 31, 2022, the Company recognized $1.1 million as a reduction of research and development expense.

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

Asset Impairments

In connection with the planned integration of information technology following the Business Combination, we determined that certain projects no longer fit our needs. As a result, the Company recognized impairment charges of $17.4 million during the year ended December 31, 2022, primarily attributable to capitalized implementation costs for a cloud computing arrangement. There were no asset impairments recognized during the year ended December 31, 2021. See Note 11 of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this report for additional information.

Interest and Dividend Income

Interest and dividend income decreased by 25.4% from $2.8 million for the year ended December 31, 2021 to $2.1 million for the year ended December 31, 2022. The decrease in interest and dividend income was primarily attributable to a decrease in the investment balance for the twelve months ended December 31, 2022. Our investments decreased from $71.0 million as of December 31, 2021 to $33.0 million as of December 31, 2022 and was primarily attributable to the sale of certain equity and fixed income investments for working capital and other purposes.

Interest Expense

Interest expense increased from less than $0.1 million for the year ended December 31, 2021 to $3.4 million for the year ended December 31, 2022. The increase in interest expense was primarily related to an increase in assumed debt associated with the Business Combination with ADVA and the new Wells Fargo Credit Agreement. See Note 13 and Note 14 of the Notes to Consolidated Financial Statements, included in Part II, Item 8 of this report and “Financing Activities” in “Liquidity and Capital Resources” below.

Net Investment (Loss) Gain

We recognized a net investment gain of $1.8 million and a loss of $11.3 million for the years ended December 31, 2021 and 2022, respectively. The fluctuations in our net investments were primarily attributable to changes in the fair value of our securities recognized during the period. We expect that any future market volatility could result in continued fluctuations in our investment portfolio. See “Investing Activities” in “Liquidity and Capital Resources” of this report and Note 1 and Note 6 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this report for additional information.

Other Income (Expense), net

Other income (expense), net, increased from income of $3.8 million for the year ended December 31, 2021 to income of $14.5 million for the year ended December 31, 2022. For the years ended December 31, 2022 and 2021, other income (expense), net, is comprised primarily of unrealized gains on foreign exchange contracts, gains and losses on foreign currency transactions and income from excess material sales. See Note 12 of Notes to Consolidated Financial Statements included in Part II, Item 8 of the report for additional information on foreign exchange contracts.

Income Tax Benefit (Expense)

Our effective tax rate changed from an expense of 37.0%, for the year ended December 31, 2021 to a benefit of 87.5% for the year ended December 31, 2022. The change in the effective tax rate for the year ended December 31, 2022, was driven primarily by the release of the majority of our valuation allowance against our domestic deferred tax assets during the fourth quarter of 2022, that was partially offset by increased international tax expense primarily as a result of our closing of the Business Combination with ADVA during the third quarter of 2022. See Note 15 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report for additional information.

Net (Loss) Income Attributable to ADTRAN Holdings, Inc.

As a result of the above factors, our net loss attributable to ADTRAN Holdings, Inc. decreased from $8.6 million for the year ended December 31, 2021 to a net loss of $2.0 million for the year ended December 31, 2022. As a percentage of revenue, net loss was 1.5% for the year ended December 31, 2021 and net loss was 0.2% for the year ended December 31, 2022.

Liquidity and Capital Resources

Liquidity

We have historically financed, our ongoing business with existing cash, investments and cash flow from operations. In the current supply environment we also expect to utilize our credit arrangements to manage our working capital needs. We have used, and expect to continue to use, existing cash, investments, credit arrangements and cash generated from operations for working capital, business acquisitions, shareholder dividends and other general corporate purposes, including product development activities to enhance our existing products and develop new products, expand our sales and marketing activities and fund capital expenditures. As of December 31, 2022, the Company has incurred a total of $26.1 million of transaction costs related to the Business Combination. We will also be obligated to compensate any annual net loss of ADVA under the DPLTA. Additionally, pursuant to the terms of the DPLTA, each

ADVA shareholder (other than the Company) has received an offer to elect either (1) to remain an ADVA shareholder and receive from us an Annual Recurring Compensation payment, or (2) to receive Exit Compensation. Assuming all of the minority holders of currently outstanding ADVA shares were to elect the second option, we would be obligated to make aggregate Exit Compensation payments of approximately EUR 310.6 million or approximately $333.2 million, based on an exchange rate as of December 31, 2022. Shareholders electing the first option of Annual Recurring Compensation may later elect the second option. The opportunity for outside ADVA shareholders to tender ADVA shares in exchange for Exit Compensation expires on March 16, 2023 (subject to appraisal proceedings). Our obligation to pay Annual Recurring Compensation under the DPLTA would lead to a continuing payment obligation, which would amount to approximately EUR 10.6 million or $11.4 million (based on the current exchange rate), per year assuming none of the minority ADVA shareholders were to elect Exit Compensation. The foregoing amounts do not reflect any potential increase in payment obligations that we may have depending on the outcome of ongoing appraisal proceedings in Germany.

We believe that our cash and cash equivalents, investments, cash generated from operations and access to funds under the new Wells Fargo credit facility (described below) will be adequate to meet our operating and capital needs and our obligations under the Business Combination and the DPLTA for at least the next 12 months.

As of December 31, 2022, cash on hand was $108.6 million and short-term investments were $0.3 million, which resulted in available short-term liquidity of $108.9 million, of which $86.3 million was held by our foreign subsidiaries. As of December 31, 2021, cash on hand was $56.6 million and short-term investments were $0.4 million, which resulted in available short-term liquidity of $57.0 million, of which $47.7 million was held by our foreign subsidiaries. Generally, we intend to permanently reinvest funds held outside the U.S., except to the extent that any of these funds can be repatriated without withholding tax. The decrease in short-term liquidity from December 31, 2021 to December 31, 2022 was primarily attributable to the sale of certain equity and fixed income investments for working capital and other purposes.

In addition to our cash and cash equivalents and the credit facility, we may fund a portion or all of the Exit Compensation through the sale of securities. There can be no assurances that we would be successful in effecting these actions on commercially reasonable terms or at all.

Operating Activities

Net cash used in operating activities of $44.2 million during the year ended December 31, 2022 decreased by $47.2 million compared to $3.0 million of net cash provided during the year ended December 31, 2021. This decrease was primarily due to net cash outflows from working capital, specifically, an inventory build related to component availability, an increase in accounts receivables and transaction costs related to the Business Combination partially offset by an increase in the average number of days payable to our trade suppliers. Additional details related to our working capital and its drivers are discussed below.

Net accounts receivable increased 76.0% from $158.7 million as of December 31, 2021 to $279.4 million as of December 31, 2022. There was an allowance for credit losses of less than $0.1 million as of December 31, 2022 and no allowance for credit losses as of December 31, 2021. The increase in net accounts receivable was due primarily to the increase in sales volume related to the Business Combination with ADVA and an increase in sales volume in our ADTRAN, Inc. operations. Quarterly accounts receivable DSO decreased from 95 days as of December 31, 2021 to 72 days as of December 31, 2022. The decrease in DSO was due to customer and geographical mix associated with the Business Combination with ADVA and timing of sales within the quarter.

Other receivables increased 192.4% from $11.2 million as of December 31, 2021 to $32.8 million as of December 31, 2022. The increase in other receivables was primarily attributable to an increase in prepaid taxes associated with Business Combination with ADVA and contract assets partially offset by a decrease in our receivables for sales of raw materials and reclaimed duty drawbacks.

Annual inventory turnover decreased from 2.60 turns as of December 31, 2021 to 2.46 turns as of December 31, 2022. Inventory increased 205.6% from $139.9 million as of December 31, 2021 to $427.5 million as of December 31, 2022. The increase in inventory was due to Business Combination with ADVA and strategic inventory buffer purchases given extended component lead times and availability constraints as well as new product ramp ups to ensure supply continuity. We expect inventory levels to fluctuate as we attempt to maintain sufficient inventory in response to supply chain uncertainties.

Accounts payable increased 131.9% from $102.5 million as of December 31, 2021 to $237.7 million as of December 31, 2022. The increase in accounts payable was primarily due to the increase in volume of operating costs associated with the Business Combination with ADVA, additional purchases of raw material inventory and extended payment terms. Accounts payable will fluctuate due to variations in the timing of the receipt of inventory, supplies and services and our subsequent payments for these purchases.

Investing Activities

Capital expenditures totaled approximately $17.1 million and $5.7 million for the years ended December 31, 2022 and 2021, respectively. These expenditures were primarily used to purchase manufacturing and test equipment, software, computer hardware and building improvements.

Our combined short-term and long-term investments decreased $38.0 million from $71.0 million as of December 31, 2021 to $33.0 million as of December 31, 2022. This decrease reflects the impact of the sale of portions of our equity and fixed income investments and the net unrealized and realized gains and losses on our investments.

We typically invest all available cash not required for immediate use in operations, primarily in securities that we believe bear minimal risk of loss. See Note 6 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this report for additional information.

As of December 31, 2022, our corporate bonds, municipal bonds, asset-backed bonds, mortgage/agency bonds, U.S. government bonds and other government bonds were classified as available-for-sale and had a combined duration of 1.74 years with an average Standard & Poor’s credit rating of AA-. Because our investment portfolio has a high-quality rating and contractual maturities of short duration, we are able to obtain prices for these bonds derived from observable market inputs, or for similar securities traded in an active market, on a daily basis.

Our long-term investments decreased 53.7% from $70.6 million as of December 31, 2021 to $32.7 million as of December 31, 2022. Our investments include various marketable equity securities classified as long-term investments with a fair market value of $0.8 million and $12.6 million, as of December 31, 2022 and 2021, respectively. Long-term investments as of December 31, 2022 and 2021 also included $22.9 million and $26.9 million, respectively, related to our deferred compensation plan.

Financing Activities

Dividends

During 2022 and 2021, we paid shareholder dividends totaling $22.9 million and $17.5 million, respectively. The continued payment of dividends is at the discretion of the Company's Board of Directors and is subject to general business conditions and ongoing financial results of the Company. The following table shows dividends per common share paid to our shareholders in each quarter of 2022 and 2021:

Dividends per Common Share
	2022	2021
First Quarter	$0.09	$0.09
Second Quarter	$0.09	$0.09
Third Quarter	$0.09	$0.09
Fourth Quarter	$0.09	$0.09

On February 20, 2023, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.09 per common share to be paid to the Company’s stockholders of record at the close of business on March 7, 2023. The dividends will be paid on March 21, 2023 in the aggregate amount of approximately $7.0 million.

Stock Repurchase Program

There were no stock repurchases during the years ended December 31, 2022 and 2021, and there currently is no authorized stock repurchase plan.

Stock Option Exercises

To accommodate employee stock option exercises, the Company issued 0.5 million and 0.4 million shares of common stock and treasury stock which resulted in proceeds of $6.9 million and $6.4 million during the years ended December 31, 2022 and 2021, respectively. Additionally, to accommodate ADVA Optical Networking SE stock option exercises, ADVA Optical Networking SE issued 0.1 million of ADVA Optical Networking SE common stock which resulted in proceeds of $0.8 million, during the period July 15, 2022 to December 31, 2022. ADVA Optical Networking SE stock options outstanding as of December 31, 2022 totaled 81 thousand (representing less than 0.2% of ADVA's outstanding shares), of which 27 thousand were exercisable.

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

In connection with the Business Combination, we acquired $29.6 million of additional obligations and $22.3 million of assets related to postemployment benefit plans for certain groups of employees at our new operations outside of the U.S. Plans vary depending on the legal, economic, and tax environments of the respective country. For defined benefit plans, accruals for pensions and similar commitments have been included in the results for this year. The new defined benefit plans are for employees in Switzerland, Italy, Israel and India:

•
In Switzerland, there are two defined benefit pension plans. Both plans provide benefits in the event of retirement, death or disability. The plan's benefits are based on age, years of service, salary and on a participants old age account. The plans are financed by contributions paid by the participants and by the Company.
•
In Italy, the post-employment benefit plan is required due to statutory provisions. The plan is financed directly by the Company on a pay-as-you-go basis. Employees receive their pension payments as a function of salary, inflation and a notional account.
•
In Israel, there is a defined benefit plan that provides benefits in the event of a participant being dismissed involuntarily, retirement or death. The plan's benefits are based on the higher of the severance benefit required by law or the cash surrender value of the severance benefit component of any qualifying insurance policy or long-term employee benefit fund that is registered in the participants name. The plan is financed by contributions paid by the Company.
•
In India, the post-employment benefit plan is required due to statutory provisions. The plan is financed directly by the Company on a pay-as-you-go basis.

Our defined benefit plan assets consist of a balanced portfolio of equity funds, bond funds, emerging market funds, real estate funds and balanced funds. Our investment policy includes various guidelines and procedures designed to ensure assets are invested in a manner necessary to meet expected future benefits earned by participants and consider a broad range of economic conditions. The objectives of our investment policy are to maintain investment portfolios that diversify risk through prudent asset allocation parameters, achieve asset returns that meet or exceed the plans’ actuarial assumptions and achieve asset returns that are competitive with like institutions employing similar investment strategies. The investment policy is periodically reviewed by us and a designated third-party fiduciary for investment matters. At December 31, 2022, the estimated fair market value of our defined benefit pension plans' assets increased to $48.7 million from $32.7 million at December 31, 2021.

The defined benefit pension plan is accounted for on an actuarial basis, which requires the use of various assumptions, including an expected rate of return on plan assets and a discount rate. The expected return on our German plan assets that is utilized in determining the benefit obligation and net periodic benefit cost is derived from periodic studies, which include a review of asset allocation strategies, anticipated future long-term performance of individual asset classes, risks using standard deviations and correlations of returns among the asset classes that comprise the plans' asset mix. While the studies give appropriate consideration to recent plan performance and historical returns, the assumptions are primarily long-term, prospective rates of return. The discount rate has been derived from the returns of high-quality, corporate bonds denominated in Euro currency with durations close to the duration of our pension obligations. The projected benefit obligation for our defined benefit pension plans was $59.3 million and $44.2 million as of December 31, 2022 and 2021, respectively.

The components of net periodic pension cost, other than the service cost component, are included in other income (expense), net in the Consolidated Statements of (Loss) Income. The components of net periodic pension cost and amounts recognized in other comprehensive (loss) income for the years ended December 31, 2022 and 2021 were ($5.8) million and ($5.0) million, respectively.

Actuarial gains and losses are recorded in accumulated other comprehensive (loss) income. To the extent unamortized gains and losses exceed 10% of the higher of the market-related value of assets or the projected benefit obligation, the excess is amortized as a component of net periodic pension cost over the remaining service period of active participants. We estimate that less than $0.1 million will be amortized from accumulated other comprehensive (loss) income into net periodic pension cost in 2023 for the net actuarial loss. The net actuarial loss recognized in accumulated other comprehensive loss as of December 31, 2022 and 2021 was $1.1 million and $7.7 million, respectively. See Note 15 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this report for additional information.

Off-Balance Sheet Arrangements

We do not have off-balance sheet financing arrangements and have not engaged in any related party transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources.

Cash Requirements

The following table summarizes the Company’s material short- and long-term cash requirements from known obligations pursuant to certain contracts and commitments as of December 31, 2022, as well as an estimate of the timing in which such obligations and payments are expected to be satisfied (but excluding payments that may be made pursuant to the DPLTA and currency hedging arrangements, which are discussed below).

(In thousands)	Total	2023	2024	2025	2026	2027	After 2027
Wells Fargo credit agreement(1)	$60,000	$60,000	$—	$—	$—	$—	$—
Nord/LB revolving line of credit(2)	16,091	16,091	—	—	—	—	—
Syndicated credit agreement working capital line of credit(3)	10,727	10,727	—	—	—	—	—
DZ Bank revolving line of credit (4)	9,118	9,118	—	—	—	—	—
Syndicated credit agreement note payable(5)	24,598	24,598	—	—	—	—	—
Purchase obligations(6)	552,440	527,562	24,141	309	167	261	—
Operating lease obligations(7)	34,976	8,992	8,076	6,740	3,825	2,865	4,478
Totals	$707,950	$657,088	$32,217	$7,049	$3,992	$3,126	$4,478

(1) See description below.

(2) See description below.

(3) See description below.

(4) See description below.

(5) See description below.

(6) We have purchase obligations related to open purchase orders to our contract manufacturers, ODMs, component suppliers, service partners and other vendors. The settlement of our purchase obligations will occur at various dates beginning in 2023 and going through 2027. See Note 20 of the Notes to Consolidated Financial Statements, included in Part II, Item 8 of this report for more information.

(7) We have operating leases for office space, automobiles and various other equipment in the U.S. and in certain international locations. Our operating leases had remaining lease terms ranging from one month to 119 months as of December 31, 2022.

New Wells Fargo Credit Agreement

On July 18, 2022, ADTRAN Holdings, Inc. and ADTRAN, Inc., as the borrower, entered into a credit agreement with a syndicate of banks, including Wells Fargo Bank, National Association, as administrative agent (“Administrative Agent”), and the other lenders named therein (the “Credit Agreement”). The Credit Agreement allows for borrowings of up to $100 million in aggregate principal amount, subject to being increased to up to $400 million in aggregate principal amount upon the Company or Borrower’s execution of a DPLTA with ADVA or a parent of ADVA, among other conditions (the “Senior Credit Facilities Increase”). The DPLTA as executed on December 1, 2022, became effective on January 16, 2023, as a result of its registration with the commercial register (Handelsregister) of the local court (Amtsgericht) at the registered seat of ADVA (Jena). See Note 24 of the Notes to Consolidated Financial Statements for further information.

As of December 31, 2022, ADTRAN, Inc.’s borrowings under the revolving line of credit were $60.0 million in tranches that mature during the first quarter of 2023 and can either be repaid or borrowed again for a one month, three month or six month period. In addition, we may issue up to $25 million in letters of credit against the first $100 million in our total facility. As of December 31, 2022, we had a total of $21.3 million in letters of credit with ADTRAN, Inc. outstanding against our eligible borrowings, leaving a net amount of $18.7 million available for future borrowings. Upon the DPLTA becoming effective on January 16, 2023, the available total borrowings under the Wells Fargo Credit Agreement increased from $100 million to $400 million. On January 31, 2023, the Company increased its borrowings under the Credit Agreement from $60.0 million to $187.5 million. In February 2023, the borrowings under the Credit Agreement were paid down by $7.5 million, leaving $180.0 million of borrowings as of February 28, 2023. After considering our outstanding letters of credit, this leaves the Company approximately $198.7 million available for future borrowings as of February 28, 2023. The Company used approximately $51.4 million of the proceeds from the borrowings under the Credit Agreement to retire the outstanding borrowings under ADVA's syndicated credit agreement note payable, syndicated credit agreement working capital line of credit and the Nord/LB revolving line of credit. ADVA's $9.1 million of borrowings under its revolving line of credit with DZ Bank remain outstanding. Any future credit extensions under the Credit Agreement are subject to customary conditions precedent. The proceeds of any loans are expected to be used for general corporate purposes and to pay a portion of the Exchange Offer consideration.

All U.S. borrowings under the Credit Agreement (other than swingline loans, which will bear interest at the Base Rate (as defined below)) will bear interest, at the Company’s option, at a rate per annum equal to (A)(i) the highest of (a) the federal funds rate (i.e., for any day, the rate per annum equal to the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System, as published by the Federal Reserve Bank of New York on the business day next succeeding such day) plus ½ of 1%, (b) the prime commercial lending rate of the Administrative Agent, as established from time to time at its principal U.S. office (which such rate is an index or base rate and will not necessarily be its lowest or best rate charged to its customers or other banks), and (c) the daily Adjusted Term SOFR (as defined in the Credit Agreement) for a one-month tenor plus 1%, plus (ii) the applicable rate, ranging from 0.5% to 1.25% (the “Base Rate”), or (B) the sum of the Adjusted Term SOFR (as defined in the Credit Agreement) plus the applicable rate, ranging from 1.4% to 2.15%, provided that such sum is subject to a 0.0% floor (such loans utilizing this interest rate, “SOFR Loans”). All EU borrowings under the Credit Agreement (other than swingline loans) will bear interest at a rate per annum equal to the sum of the Euro Interbank Offered Rate as administered by the European Money Markets Institute (or a comparable or successor administrator approved by the Administrative Agent) plus the applicable rate, ranging from 1.5% to 2.25%, provided that such sum is subject to a 0.0% floor (such loans utilizing this interest rate, “EURIBOR Loans”). The applicable rate is based on the consolidated net leverage ratio of the Company and its subsidiaries as determined pursuant to the terms of the Credit Agreement. Default interest is 2.00% per annum in excess of the rate otherwise applicable in the case of any overdue principal or any other overdue amount.

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

Nord/LB Revolving Line of Credit

On August 8, 2022, ADVA entered into a $16.1 million revolving line of credit with Norddeutsche Landesbark - Girozentrale (Nord/LB) that bears interest of Euro Short Term Rate plus 1.4% and which matures in August 2023. During the term of the loan, ADVA is obligated to maintain an adjusted net debt to cover ratio that is equal to or less than 2.75. As of December 31, 2022, ADVA’s borrowings under the revolving line of credit were $16.1 million. On January 31, 2023, the Company increased its borrowings under the Wells Fargo Credit Agreement. A portion of the proceeds from the borrowings were used to retire the outstanding borrowings under the Nord/LB revolving line of credit.

Syndicated Credit Agreement Working Capital Line of Credit

In September 2018, ADVA entered into a syndicated credit agreement with Bayerische Landesbank and Deutsche Bank AG Branch German Business to borrow up to $10.7 million as part of a working capital line of credit. The interest rate for the working capital line of credit is adjusted periodically based on a defined leverage ratio and is currently EURIBOR plus 1.35% as of December 31, 2022. The working capital line of credit matures in September 2023. As of December 31, 2022, borrowings under the working capital line of credit totaled $10.7 million. On January 31, 2023, the Company increased its borrowings under the Wells Fargo Credit Agreement. A portion of the proceeds from the borrowings were used to retire the outstanding borrowings under the syndicated credit agreement working capital line of credit.

DZ Bank Money Market Facility

As of December 31, 2022, ADVA’s borrowings under its revolving line of credit with DZ Bank totaled $9.1 million, with no amounts available for future borrowings. The interest rate is currently a fixed rate of 2.85%, which resets monthly based on renewal of the loan.

Syndicated Credit Agreement Note Payable

In September 2018, ADVA entered into a syndicated credit agreement with Bayerische Landesbank and Deutsche Bank AG Branch German Business to borrow $63.7 million. As of December 31, 2022, the amount outstanding under the note payable is $24.6 million. The interest rate for the note payable is adjusted periodically based on a defined leverage ratio and is currently EURIBOR plus 1.35% as of December 31, 2022. The note payable matures in September 2023. On January 31, 2023, the Company increased its borrowings under the Wells Fargo Credit Agreement. A portion of the proceeds from the borrowings were used to retire the outstanding borrowings under the syndicated credit agreement note payable.

Currency Hedging Arrangements

On November 3, 2022, the Company entered into a Euro/U.S. dollar cross-currency swap arrangement (the “Swap”) with Wells Fargo Bank, N.A. (the “Hedge Counterparty”). The Swap, which is governed by the provisions of an ISDA Master Agreement (including schedules thereto and transaction confirmations that supplement such agreement) entered into between the Company and the Hedge Counterparty, enable the Company to convert a portion of its Euro denominated payment obligations under the DPLTA into U.S. Dollars. Under the Swap, the Company will exchange an aggregate notional amount of $160.0 million U.S. dollars for Euros at a daily fixed forward rate ranging from $0.98286 to $1.03290. The aggregate amount of $160.0 million will be divided into eight quarterly tranches of $20.0 million. The Company, at its sole discretion, may exchange all or part of each tranche on any given day within the applicable quarter; provided, however, that it must exchange the full tranche by the end of such quarter. The Swap may be accelerated or terminated early for a number of reasons, including but not limited to (i) non-payment by the Company or the Hedge Counterparty, (ii) breach of representation or warranty or covenant by either party or (iii) insolvency or bankruptcy of either party.

ADVA Domination and Profit and Loss Transfer Agreement

On December 1, 2022, we, as the controlling company, entered into the DPLTA with ADVA, as the controlled company (the “DPLTA”). The DPLTA, which was executed on December 1, 2022, became effective on January 16, 2023, as a result of its registration with the commercial register (Handelsregister) of the local court (Amtsgericht) at the registered seat of ADVA (Jena).

Under the DPLTA, subject to certain limitations pursuant to applicable law, (i) we are entitled to issue binding instructions to the management board of ADVA, (ii) ADVA will transfer all of its annual profits to us, subject to, among other things, the creation or dissolution of certain reserves, and (iii) we will generally absorb all annual losses incurred by ADVA. The obligation of ADVA to transfer its annual profit to us, as well as our obligation to absorb ADVA’s annual net loss, applies for the first time to the profits or losses generated in the ADVA fiscal year 2023.

Additionally, and subject to certain limitations pursuant to applicable law and the specific terms of the DPLTA, the DPLTA provides that ADVA shareholders (other than us) be offered, at their election, (i) to put their ADVA shares to the Company in exchange for a compensation in cash of EUR 17.21 per share (the “Exit Compensation”), or (ii) to remain ADVA shareholders and receive a recurring compensation in cash of EUR 0.59 (EUR 0.52 net under the current tax regime) per share for each full fiscal year of ADVA (the “Annual Recurring Compensation”). The Annual Recurring Compensation is due on the third banking day following the ordinary general shareholders’ meeting of ADVA for the respective preceding fiscal year (but in any event within eight months following expiration of the fiscal year) and is first granted for the 2023 fiscal year, payable for the first time after the ordinary general shareholders’ meeting of ADVA in 2024. The adequacy of both forms of compensation have been challenged by minority shareholders of ADVA via court-led appraisal proceedings under German law, and it is possible that the courts in such appraisal proceedings may adjudicate a higher Exit Compensation or Annual Recurring Compensation (in each case, including interest thereon) than agreed upon in the DPLTA. Our aggregate potential payment obligations under the DPLTA are discussed above under "Liquidity".

The opportunity for outside ADVA shareholders to tender ADVA shares in exchange for Exit Compensation had been scheduled to expire on March 16, 2023. However, due to the appraisal proceedings that have been initiated in accordance with applicable German law, this time period for tendering shares has been extended pursuant to the German Stock Corporation Act (Aktiengesetz) and will end two months after the date on which a final decision in such appraisal proceedings has been published in the Federal Gazette (Bundesanzeiger).

We currently hold 33,961,170 no-par value bearer shares of ADVA, representing 65.30% of ADVA’s outstanding shares as of February 14, 2023.

The foregoing description of the DPLTA does not purport to be complete and is qualified in its entirety by reference to the DPLTA, a non-binding English translation of which incorporated by reference to Exhibit 10.5 of this Annual Report on Form 10-K.

During the year ended December 31, 2022, we recognized $14.2 million of transaction costs relating to the Business Combination. We expect to incur integration costs and costs associated with the implementation of the DPLTA during 2023 and such costs are expected to be material.

Performance Bonds

Certain contracts, customers and jurisdictions in which we do business require us to provide various guarantees of performance such as bid bonds, performance bonds and customs bonds. As of December 31, 2022 and 2021, we had commitments related to these bonds totaling $21.1 million and $22.9 million, respectively, which expire at various dates through April 2031. In general, we would only be liable for the amount of these guarantees in the event of default under each contract; the probability of which we believe is remote.

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

Maintenance Revenue

Our maintenance service periods range from one month to five years. Customers are typically invoiced and pay for maintenance services at the beginning of the maintenance period. We recognize revenue for maintenance services on a straight-line basis over the maintenance period as our customers benefit evenly throughout the contract term and deferred revenue, when applicable, is recorded in unearned revenue and non-current unearned revenue. The total balance of our unearned revenue was $60.4 million and $27.0 million as of December 31, 2022 and 2021, respectively.

Network Implementation Revenue

We recognize revenue for network implementation, which primarily consists of engineering, execution and enablement services at a point in time when each performance obligation is complete. If we have recognized revenue but have not billed the customer, the right to consideration is recognized as a contract asset that is included in other receivables on the Consolidated Balance Sheets. The contract asset is transferred to accounts receivable when the completed performance obligation is invoiced to the customer.

Accounts Receivable Factoring

The Company has entered into a factoring agreement to sell certain receivables to an unrelated third-party financial institution on a non-recourse basis. These transactions are accounted for in accordance with Accounting Standards Codification ("ASC") Topic 860, Transfers and Servicing, and result in a reduction in accounts receivable because the agreements transfer effective control over and risk related to the receivables to the buyers. Trade accounts receivables balances sold are removed from the Consolidated Balance Sheets and cash received is reflected as cash provided by (used in) operating activities in the Consolidated Statements of Cash Flow. Factoring related interest expense is recorded to interest expense on the Consolidated Statements of (Loss) Income. On each sale date, the financial institution retains from the sale price a default reserve, up to a required balance, which is held by the financial institution in a reserve account and pledged to the Company. The financial institution is entitled to withdraw from the reserve account the sale price of a defaulted receivable. The balance in the reserve account is included in other assets on the Consolidated Balance Sheets.

Inventory

We carry our inventory at the lower of cost and net realizable value, with cost being determined using the first-in, first-out method. Standard costs for material, labor, and manufacturing overhead are used to value inventory and are updated at least quarterly. Most variances are expensed in the current period; therefore, our inventory costs approximate actual costs at the end of each reporting period. We establish reserves for estimated excess and obsolete inventory equal to the difference between the cost of the inventory and the estimated net realizable value of the inventory based on estimated reserve percentages, which consider historical usage, known trends, inventory age and market conditions. If actual trends and market conditions are less favorable than those projected by management, we may be required to make additional inventory write-downs. Our reserve for excess and obsolete inventory was $51.8 million and $44.6 million at December 31, 2022 and 2021, respectively. Inventory disposals charged against the reserve were $2.9 million and $1.0 million for the years ended December 31, 2022 and December 31, 2021, respectively.

Stock-Based Compensation

For purposes of determining the estimated fair value of market-based PSU awards on the date of grant, the Monte Carlo Simulation valuation method is used. These PSUs are subject to a market condition based on the relative total shareholder return of ADTRAN against all of the companies in the NASDAQ Telecommunications Index and vest at the end of a three-year performance period. The fair value of performance-based PSUs, RSUs and restricted stock is equal to the closing price of our stock on the business day immediately preceding the grant date. Compensation expense related to unvested performance-based PSUs is recognized over the requisite service period of two to three years as the achievement of the performance obligation becomes probable. For purposes of determining the estimated fair value of our stock option awards on the date of grant, we use the Black-Scholes Model. This model requires the input of certain assumptions that require subjective judgment. These assumptions include, but are not limited to, expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. Because our stock option awards have characteristics significantly different from those of traded options, and because changes in the input assumptions can materially affect the fair value estimate, the existing model may not provide a reliable, single measure of the fair value of our stock option awards. Management will continue to assess the assumptions and methodologies used to calculate the estimated fair value of stock-based compensation. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies and thereby materially impact our fair value determination. If factors change in future periods, the compensation expense that we record may differ significantly from what we have recorded in the current period. As of December 31, 2022, total unrecognized compensation expense related to the non-vested portion of market-based PSUs, RSUs and restricted stock was approximately $15.8 million.

Pursuant to the Business Combination, which closed on July 15, 2022, ADVA stock option holders were entitled to have their ADVA stock options assumed by ADTRAN Holdings (applying the exchange ratio in the Business Combination Agreement), thereafter representing options to acquire stock of ADTRAN Holdings. The maximum number of shares of ADTRAN Holdings stock potentially issuable upon such assumption was 2.3 million shares. The period in which such options could be assumed ended July 22, 2022. A total of 2.1 million shares of ADTRAN Holdings stock are subject to assumed ADVA options. The determination of the fair value of stock options assumed by ADTRAN Holdings was estimated using the Monte Carlo method and is affected by its stock price, as well as assumptions regarding a number of complex and subjective variables that may have a significant impact on the fair value estimate. The stock option pricing model requires the use of several assumptions that impact the fair value estimate. These variables include, but are not limited to, the volatility of the Company's stock price and employee exercise behaviors. As of December 31, 2022, total unrecognized compensation expense related to the non-vested portion of stock options was approximately $8.3 million.

Goodwill

Goodwill represents the excess purchase price over the fair value of net assets acquired. The carrying value of goodwill is tested for impairment in the fourth quarter of each year or more frequently if events or circumstances indicate it may be impaired. The quantitative goodwill impairment test is performed at the level of the reporting unit. The identification of our reporting units begins at the operating segment level and considers whether components one level below the operating segment levels should be identified as reporting units for the purpose of testing goodwill for impairment. For goodwill impairment testing purposes, we determined the Company's reporting units are generally the same as its operating segments, which are identified in Note 18 to the Consolidated Financial Statements.

Our general policy is to qualitatively assess the carrying value of goodwill each reporting period for events or changes in circumstances that would more likely than not reduce the fair value of the reporting unit below its carrying amount. In connection with the Business Combination with ADVA the Company recognized $350.5 million of goodwill upon the closing of the exchange offer on July 15, 2022. Therefore, we decided to proceed directly to the quantitative test of goodwill and forego the qualitative assessment. We estimate the fair value of our reporting units based on an income approach, whereby we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. A discounted cash flow analysis requires us to make various judgmental assumptions about future sales, operating margins, growth rates and discount rates, which are based on our budgets, business plans, economic projections, anticipated future cash flows and market participants. We also estimate the fair value of our reporting units based on a peer group analysis, whereby companies in the telecommunications industry or with a comparable product and market structure are used to calculate a fair enterprise value using revenue, EBITDA and debt multiples of trading value. Based on our analysis, management concluded that there was no impairment of goodwill as of December 31, 2022. No goodwill impairment charges were recognized during the years ended December 31, 2021 and 2020. The balance of our goodwill was $381.7 million and $7.0 million as of December 31, 2022 and 2021, respectively.

Intangible Assets

Purchased intangible assets with finite lives are carried at cost less accumulated amortization. Amortization is recorded over the estimated useful lives of the respective assets.

As part of the purchase price allocation related to the Business Combination with ADVA, the Company recognized $403.8 million of intangible assets on July 15, 2022. Intangible assets are reviewed for impairment whenever events and circumstances indicate impairment may have occurred. The Company assessed impairment triggers related to intangible assets during the fourth quarter of 2022, 2021 and 2020. As a result, no quantitative impairment test of long-lived assets was performed as of December 31, 2022, 2021 and 2020, and no impairment losses of intangible assets were recorded during the years ended December 31, 2022, 2021 and 2020. The balance of our intangible assets was $401.2 million and $19.3 million as of December 31, 2022 and 2021, respectively.

Income Taxes

We estimate our income tax provision or benefit in each of the jurisdictions in which we operate, including estimating exposures related to examinations by taxing authorities. We also make judgments regarding the realization of deferred tax assets and establish valuation allowances where we believe it is more likely than not that future taxable income in certain jurisdictions will be insufficient to realize these deferred tax assets. Our estimates regarding future taxable income and income tax provision or benefit may vary due to changes in market conditions, changes in tax laws, or other factors. If our assumptions, and consequently our estimates, change in the future, the valuation allowances we have established may be increased or decreased, impacting future income tax expense. We continually review the adequacy of our valuation allowance and recognize the benefits of deferred tax assets only as the reassessment indicates that it is more likely than not that the deferred tax assets will be realized in accordance with ASC 740, Income Taxes. During the fourth quarter of 2022, after considering all quantitative and qualitative evidence, including our cumulative income position, historical operating performance and future income projections, we have determined that the positive evidence overcame the negative evidence and have concluded that it is more likely than not that a substantial portion of our U.S. federal and certain other state deferred tax assets were realizable. As a result we have released the majority of our valuation allowance against those assets. However, the amount of deferred tax assets considered realizable could be adjusted in future periods in the event that sufficient evidence is no longer present to support a conclusion that it is more likely than not that all or a portion of our domestic deferred tax assets will be realized.

We establish reserves to remove some or all of the tax benefit of any of our tax positions at the time we determine that the positions become uncertain. We adjust these reserves, including any impact on the related interest and penalties, as facts and circumstances change.

Liability for Warranty

Our products generally include warranties of 90 days to five years for product defects. We accrue for warranty returns at the time of product shipment based on our historical return rate and an estimate of the cost to repair or replace the defective products. We engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers. Our products continue to become more complex in both size and functionality as many of our product offerings migrate from line card applications to total systems. The increasing complexity of our products will cause warranty incidences, when they arise, to be more costly. Our estimates regarding future warranty obligations may change due to product failure rates, material usage, and other rework costs incurred in correcting a product failure. In addition, from time to time, specific warranty accruals may be recorded if unforeseen problems arise. Should our actual experience relative to these factors be worse than our estimates, we will be required to record additional warranty expense. The liability for warranty obligations totaled $7.2 million and $5.4 million at December 31, 2022 and 2021, respectively. These liabilities are included in accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets.

Pension Benefit Plan Obligations

Pension benefit plan obligations are based on various assumptions used by our actuaries in calculating these amounts. These assumptions include discount rates, compensation rate increases, expected return on plan assets, retirement rates and mortality rates. Actual results that differ from the assumptions and changes in assumptions could affect future expenses and obligations. Our net pension liability totaled $10.6 million and $11.4 million at December 31, 2022 and December 31, 2021, respectively. This liability is included in pension liability in the accompanying Consolidated Balance Sheets.

Lease Obligations

We have operating leases for office space, automobiles and various other equipment in the U.S. and in certain international locations. Other contracts, such as manufacturing agreements and service agreements, are reviewed to determine if they contain potential embedded leases. These other contracts are specifically reviewed to determine whether we have the right to substantially all of the economic benefit from the use of any specified assets or the right to direct the use of any specified assets, either of which would indicate the existence of a lease. Some of our leases include options to renew. For those leases that are reasonably assured to be renewed, we have included the option to extend as part of our right of use asset and lease liability. The exercise of lease renewal options is at our sole discretion. The depreciable life of leased assets and leasehold improvements are limited by the expected lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet and lease expense for these leases is recognized on a straight-line basis over the lease term. For lease agreements entered into or reassessed after the adoption of Topic 842, we elected to not separate lease and non-lease components. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Business Combinations

The Company records assets acquired, liabilities assumed, contractual contingencies, when applicable, and intangible assets recognized as part of business combinations based on their fair values on the date of acquisition subject to purchase accounting adjustments. The excess of the purchase price over the estimated fair values of the net tangible and intangible assets and liabilities assumed or acquired is recorded as goodwill. If the estimated fair values of net tangible and intangible assets acquired and liabilities assumed exceed the purchase price, a bargain purchase gain is recorded. The Company’s estimates of fair value are based on historical experience, industry knowledge, certain information obtained from the management of the acquired company and, in some cases, valuations performed by independent third-party firms. The results of operations of acquired companies are included in the accompanying Consolidated Statements of (Loss) Income since their dates of acquisition. Costs incurred to complete the Business Combination, such as legal, accounting or other professional fees, are charged to selling, general and administrative expenses as incurred.

Recently Issued Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, see Note 1 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this report for additional information.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. The primary objective of the large majority of our investment activities is to preserve principal while at the same time achieve appropriate yields without significantly increasing risk. To achieve this objective, a majority of our marketable securities are investment grade, fixed-rate bonds and municipal money market instruments denominated in U.S. dollars. Our investment policy provides limitations for issuer concentration, which limits, at the time of purchase, the concentration in any one issuer to 5% of the market value of our total investment portfolio.

We maintain depository investments with certain financial institutions. As of December 31, 2022, $100.1 million of our cash and cash equivalents, primarily certain domestic money market funds and foreign depository accounts, were in excess of government provided insured depository limits. Although these depository investments exceed government insured depository limits, we have evaluated the credit-worthiness of these financial institutions and determined the risk of material financial loss due to exposure of such credit risk to be minimal.

Interest Rate Risk

As of December 31, 2022, approximately $10.6 million of our cash and investments may be directly affected by changes in interest rates. As of December 31, 2022, we held $1.5 million of cash and variable-rate investments where a change in interest rates would impact our interest income. A hypothetical 50 basis point decline in interest rates as of December 31, 2022, assuming all other variables remain constant, would reduce annualized interest income on our cash and investments by less than $0.1 million. In addition, we held $9.1 million of fixed-rate bonds whose fair values may be directly affected by a change in interest rates. A hypothetical 50 basis point increase in interest rates as of December 31, 2022, assuming all other variables remain constant, would reduce the fair value of our fixed-rate bonds by approximately $0.1 million. As of December 31, 2022, the carrying amounts of our revolving credit agreements and notes payable totaled $95.9 million and $24.6 million, respectively, where a change in interest rates would impact our interest expense. A hypothetical 50 basis point increase in interest rates as of December 31, 2022, assuming all other variables remain constant, would increase our interest expense by $0.6 million. The analyses cover our debt and investments. The analyses use actual or approximate maturities for the debt and investments. The discount rates used were based on the market interest rates in effect at December 31, 2022.

Foreign Currency Exchange Rate Risk

We are exposed to changes in foreign currency exchange rates to the extent that such changes affect our revenue and gross margin on revenue derived from some international customers, expenses, and assets and liabilities held in non-functional currencies related to our foreign subsidiaries. Our primary exposures to foreign currency exchange rate movements are with the Euro and the British pound sterling. Our revenue is primarily denominated in the respective functional currency of the subsidiary and paid in that subsidiary's functional currency or certain other local currency. The majority of our global supply chain predominately makes payments in U.S. dollars and some of our operating expenses are paid in certain local currencies (approximately 28.5% of total operating expense for the year ended December 31, 2022, respectively). Therefore, our revenue, gross margins, operating expenses and operating income (loss) are all subject to foreign currency fluctuations. As a result, changes in currency exchange rates could cause variations in our operating income (loss).

We have certain customers and suppliers who are invoiced or pay in a non-functional currency. Changes in the monetary exchange rates used to invoice such customers versus the functional currency of the entity billing such customers may adversely affect our results of operations and financial condition. To manage the volatility relating to these typical business exposures, we may enter into various derivative transactions, when appropriate. We do not hold or issue derivative instruments for trading or other speculative purposes. All non-functional currencies billed would result in a combined hypothetical gain or loss of $8.0 million if the U.S. dollar weakened or strengthened 10% against the billing currencies. All non-functional currencies invoiced by suppliers would result in a combined hypothetical gain or loss of $10.4 million if the U.S. dollar weakened or strengthened 10% against the billing currencies. This change represents an increase in the amount of hypothetical gain or loss compared to prior periods and is mainly due to an increase in U.S. dollar denominated billings in a non-U.S. dollar denominated subsidiary.

As of December 31, 2022, we had certain material contracts subject to currency revaluation, including accounts receivable, accounts payable and lease liabilities denominated in foreign currencies. As of December 31, 2022, we had 47 forward contracts outstanding with a fair value of $11.9 million. The objective of these foreign currency forward contracts is to reduce the impact of currency exchange rate movements on our operating results by offsetting gains and losses on the forward contracts with increases or decreases in foreign currency transactions. We do not use foreign currency contracts for speculative or trading purposes. Hedging of our currency exposures may not always be effective to protect us against currency exchange rate fluctuations. See Note 12 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.

In addition, on November 3, 2022, the Company entered into the Swap with the Hedge Counterparty, which enables the Company to convert a portion of its Euro denominated payment obligations under the DPLTA into U.S. Dollars. Under the Swap, the Company will exchange an aggregate notional amount of $160.0 million U.S. dollars for Euros at a daily fixed forward rate ranging from $0.98286 to

$1.03290. The aggregate amount of $160.0 million will be divided into eight quarterly tranches of $20.0 million. The Company, at its sole discretion, may exchange all or part of each tranche on any given day within the applicable quarter; provided, however, that it must exchange the full tranche by the end of such quarter. The Swap may be accelerated or terminated early for a number of reasons, including but not limited to (i) non-payment by the Company or the Hedge Counterparty, (ii) breach of representation or warranty or covenant by either party or (iii) insolvency or bankruptcy of either party.

For further information about the fair value of our investments as of December 31, 2022, see Note 6 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements are contained in this report.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of ADTRAN Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of ADTRAN Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of (loss) income, of comprehensive (loss) income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded ADVA Optical Networking SE from its assessment of internal control over financial reporting as of December 31, 2022, because it was acquired by the Company in a purchase business combination during 2022.We have also excluded ADVA Optical Networking SE from our audit of internal control over financial reporting. ADVA Optical Networking SE is a subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 41.42% and 35.68%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2022.

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

Acquisition of ADVA Optical Networking SE – Valuation of Developed Technology, Customer Relationships, and Backlog Intangible Assets

As described in Note 2 to the consolidated financial statements, the Company completed the acquisition of ADVA Optical Networking SE for total purchase consideration of $578.3 million on July 15, 2022. Assets acquired and liabilities assumed were recognized at their respective fair values as of July 15, 2022, which resulted in the recognition of $403.8 million of identifiable intangible assets. The fair value of the identifiable intangible assets acquired as of the acquisition date primarily consisted of developed technology of $291.9 million, customer relationships of $32.7 million, and backlog of $52.2 million. In determining the fair value, management utilized various methods of the income approach depending on the asset. The estimation of fair value required significant judgment by management related to net cash flows reflecting the risk inherent in each cash flow stream, competitive trends, market comparables and other factors. Inputs were generally determined by taking into account historical data, current and anticipated market conditions, and growth rates. Developed technology and customer relationships were valued using the multi-period excess earnings method. Backlog was valued using the distributor method. Significant assumptions used in the discounted cash flow analysis for (i) developed technology were the revenue growth rates, long-term revenue growth rate, discount rate, earnings before interest, taxes, depreciation, and amortization (EBITDA) margins, obsolescence factors, income tax rate, tax depreciation, and economic depreciation; (ii) customer relationships were earnings before interest and taxes (EBIT) margins, contributory asset charges, and customer attrition rate; and (iii) backlog were EBIT margins, adjusted EBIT margins, and contributory asset charges.

The principal considerations for our determination that performing procedures relating to the valuation of the developed technology, customer relationships, and backlog intangible assets acquired in the acquisition of ADVA Optical Networking SE is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of the identifiable intangible assets acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the revenue growth rates, long-term revenue growth rate, discount rate, EBITDA margins, obsolescence factors, income tax rate, tax depreciation, and economic depreciation used in the valuation of the developed technology; EBIT margins, contributory asset charges, and customer attrition rate used in the valuation of the customer relationships; and EBIT margins, adjusted EBIT margins, and contributory asset charges used in the valuation of the backlog; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over the valuation of the identifiable intangible assets acquired. These procedures also included, among others (i) reading the purchase agreement; (ii) testing management’s process for developing the fair value estimates of the developed technology, customer relationships, and backlog intangible assets; (iii) evaluating the appropriateness of the multi-period excess earnings and distributor methods; (iv) testing the completeness and accuracy of underlying data used by management in the valuation methods; and (v) evaluating the reasonableness of significant assumptions used by management related to the revenue growth rates, long-term revenue growth rate, discount rate, EBITDA margins, obsolescence factors, income tax rate, tax depreciation, and economic depreciation used in the valuation of the developed technology; EBIT margins, contributory asset charges, and customer attrition rate used in the valuation of the customer relationships; and EBIT margins, adjusted EBIT margins, and contributory asset charges used in the valuation of the backlog. Evaluating the reasonableness of management’s significant assumptions related to the revenue growth rates, long-term revenue growth rate, EBITDA margins, obsolescence factors, income tax rate, tax depreciation, and economic depreciation related to the developed technology; the EBIT margins, contributory asset charges, and customer attrition rate related to the customer relationships; and EBIT margins, adjusted EBIT margins, and contributory asset charges related to backlog involved considering (i) the past performance of the acquired business; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the valuation methods used and (ii) the reasonableness of the discount rate significant assumption.

/s/ PricewaterhouseCoopers LLP

Birmingham, Alabama

March 1, 2023

We have served as the Company’s auditor since 1986.

Financial Statements

ADTRAN Holdings, Inc.

Consolidated Balance Sheets

(In thousands, except per share amount)

December 31, 2022 and 2021

ASSETS	2022	2021
Current Assets
Cash and cash equivalents	$108,644	$56,603
Restricted cash	—	215
Short-term investments (includes $340 and $350 of available-for-sale securities as of December 31, 2022 and 2021, respectively, reported at fair value)	340	350
Accounts receivable, less allowance for credit losses of $49 and $0 as of December 31, 2022 and 2021, respectively	279,435	158,742
Other receivables	32,831	11,228
Inventory, net	427,531	139,891
Prepaid expenses and other current assets	33,577	9,296
Total Current Assets	882,358	376,325
Property, plant and equipment, net	110,699	55,766
Deferred tax assets, net	6,210	9,079
Goodwill	381,724	6,968
Intangibles, net	401,211	19,293
Other non-current assets	66,998	30,971
Long-term investments (includes $8,913 and $29,717 of available-for-sale securities as of December 31, 2022 and 2021, respectively, reported at fair value)	32,665	70,615
Total Assets	$1,881,865	$569,017
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$237,699	$102,489
Revolving credit agreements outstanding	95,936	—
Notes payable	24,598	—
Unearned revenue	41,193	17,737
Accrued expenses and other liabilities	35,235	13,673
Accrued wages and benefits	44,882	14,900
Income tax payable, net	9,032	6,560
Total Current Liabilities	488,575	155,359
Non-current unearned revenue	19,239	9,271
Pension liability	10,624	11,402
Deferred compensation liability	26,668	31,383
Non-current lease obligations	22,807	3,269
Other non-current liabilities	10,339	1,231
Total Liabilities	578,252	211,915
Commitments and contingencies (see Note 20)
Equity
Common stock, par value $0.01 per share; 200,000 shares authorized; 78,088 shares issued and 77,889 outstanding as of December 31, 2022 and 79,652 shares issued and 49,063 shares outstanding as of December 31, 2021	781	797
Additional paid-in capital	895,834	288,946
Accumulated other comprehensive income (loss)	46,713	(11,914)
Retained earnings	55,338	740,820
Less treasury stock at cost: 198 and 30,590 shares as of December 31, 2022 and 2021, respectively	(4,125)	(661,547)
Non-controlling interest	309,072	—
Total Equity	1,303,613	357,102
Total Liabilities and Equity	$1,881,865	$569,017

See accompanying notes to consolidated financial statements.

ADTRAN Holdings, Inc.

Consolidated Statements of (Loss) Income

(In thousands, except per share amounts)

Years ended December 31, 2022, 2021 and 2020

	2022	2021	2020
Revenue
Network Solutions	$916,793	$498,834	$438,015
Services & Support	108,743	64,170	68,495
Total Revenue	1,025,536	563,004	506,510
Cost of Revenue
Network Solutions	647,105	307,841	244,226
Services & Support	51,179	36,786	44,733
Total Cost of Revenue	698,284	344,627	288,959
Gross Profit	327,252	218,377	217,551
Selling, general and administrative expenses	208,889	124,414	113,972
Research and development expenses	173,757	108,663	113,287
Asset impairment	17,433	—	65
Operating Loss	(72,827)	(14,700)	(9,773)
Interest and dividend income	2,123	2,844	1,936
Interest expense	(3,437)	(34)	(5)
Net investment (loss) gain	(11,339)	1,761	4,850
Other income (expense), net	14,517	3,824	(3,254)
Loss Before Income Taxes	(70,963)	(6,305)	(6,246)
Income tax benefit (expense)	62,075	(2,330)	8,624
Net (Loss) Income	$(8,888)	$(8,635)	$2,378
Less: Net Loss attributable to non-controlling interest	(6,851)	—	—
Net (Loss) Income attributable to ADTRAN Holdings, Inc.	$(2,037)	$(8,635)	$2,378

Weighted average shares outstanding – basic	62,346	48,582	47,996
Weighted average shares outstanding – diluted	62,346	48,582	48,288

(Loss) earnings per common share attributable to ADTRAN Holdings, Inc. – basic	$(0.03)	$(0.18)	$0.05
(Loss) earnings per common share attributable to ADTRAN Holdings, Inc. – diluted	$(0.03)	$(0.18)	$0.05

See accompanying notes to consolidated financial statements.

ADTRAN Holdings, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

Years ended December 31, 2022, 2021 and 2020

	2022	2021	2020
Net (Loss) Income	$(8,888)	$(8,635)	$2,378
Other Comprehensive Income (Loss), net of tax
Net unrealized (loss) gain on available-for-sale securities	(284)	(584)	316
Defined benefit plan adjustments	4,597	4,008	(395)
Foreign currency translation gain (loss)	53,396	(3,699)	4,857
Other Comprehensive Income (Loss), net of tax	57,709	(275)	4,778
Less: Comprehensive Loss attributable to non-controlling interest, net of tax	(918)	—	—
Comprehensive Income (Loss) attributable to ADTRAN Holdings, Inc., net of tax	$49,739	$(8,910)	$7,156

See accompanying notes to consolidated financial statements.

ADTRAN Holdings, Inc.

Consolidated Statements of Changes in Equity

(In thousands, except per share amounts)

Years ended December 31, 2022, 2021 and 2020

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non-controlling interest	Total Equity
Balance as of December 31, 2019	79,652	$797	$274,632	$806,702	$(685,288)	$(16,417)	$—	$380,426
Net income	—	—	—	2,378	—	—	—	2,378
Other comprehensive income, net of tax	—	—	—	—	—	4,778	—	4,778
Dividend payments ($0.09 per share)	—	—	—	(17,334)	—	—	—	(17,334)
Dividends accrued on unvested restricted stock units	—	—	—	(180)	—	—	—	(180)
Deferred compensation adjustments, net of tax	—	—	—	—	(2,806)	—	—	(2,806)
PSUs, RSUs and restricted stock vested	—	—	—	(9,753)	8,601	—	—	(1,152)
Stock-based compensation expense	—	—	6,834	—	—	—	—	6,834
Balance as of December 31, 2020	79,652	797	281,466	781,813	(679,493)	(11,639)	—	372,944
Net loss	—	—	—	(8,635)	—	—	—	(8,635)
Other comprehensive loss, net of tax	—	—	—	—	—	(275)	—	(275)
Dividend payments ($0.09 per share)	—	—	—	(17,529)	—	—	—	(17,529)
Non-cash dividend payments ($0.09 per share)	—	—	—	(5)	5	—	—	—
Dividends accrued on unvested restricted stock units	—	—	—	(320)	—	—	—	(320)
Deferred compensation adjustments, net of tax	—	—	—	—	(1,248)	—	—	(1,248)
Stock options exercised	—	—	—	(1,842)	8,274	—	—	6,432
PSUs, RSUs and restricted stock vested	—	—	—	(12,662)	10,915	—	—	(1,747)
Stock-based compensation expense	—	—	7,480	—	—	—	—	7,480
Balance as of December 31, 2021	79,652	797	288,946	740,820	(661,547)	(11,914)	—	357,102
Net loss	—	—	—	(2,037)	—	—	(6,851)	(8,888)
Acquisition of ADVA	27,995	280	577,980	—	—	—	316,415	894,675
Retirement of treasury stock	(30,330)	(303)	—	(655,761)	656,064	—	—	—
Other comprehensive loss, net of tax	—	—	—	—	—	58,627	(918)	57,709
Dividend payments ($0.09 per share)	—	—	—	(22,885)	—	—	—	(22,885)
Dividends accrued on unvested restricted stock units	—	—	—	353	—	—	—	353
Deferred compensation adjustments, net of tax	—	—	—		(71)	—	—	(71)
ADTRAN RSUs and restricted stock vested	372	4	—	(10,482)	631	—	—	(9,847)
ADTRAN stock options exercised	399	3	—	5,330	798	—	—	6,131
ADTRAN stock-based compensation expense	—	—	26,141	—	—	—	—	26,141
Reclassification of ADVA stock options	—	—	187	—	—	—	99	286
ADVA stock options exercised	—	—	472	—	—	—	254	726
ADVA stock-based compensation expense	—	—	2,108	—	—	—	73	2,181
Balance as of December 31, 2022	78,088	$781	$895,834	$55,338	$(4,125)	$46,713	$309,072	$1,303,613

See accompanying notes to consolidated financial statements.

ADTRAN Holdings, Inc.

Consolidated Statements of Cash Flows

(In thousands)

Years ended December 31, 2022, 2021 and 2020

	2022	2021	2020
Cash flows from operating activities:
Net (Loss) Income	$(8,888)	$(8,635)	$2,378
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	67,553	16,084	16,627
Asset impairments	17,433	—	65
Amortization of debt issuance cost	288	—	—
Amortization of net discount on available-for-sale investments	19	108	—
Loss (gain) on investments	9,826	(5,127)	(5,802)
Net loss on disposal of property, plant and equipment	152	4	—
Stock-based compensation expense	28,322	7,480	6,834
Deferred income taxes	(62,388)	(1,784)	(1,356)
Inventory reserves	(2,363)	(5,029)	(5,398)
Other, net	—	—	216
Change in operating assets and liabilities:
Accounts receivable, net	788	(60,864)	(7,269)
Other receivables	(20,088)	9,752	(4,732)
Inventory	(73,237)	(10,638)	(20,184)
Prepaid expenses other current assets and other assets	(7,116)	(7,146)	(5,239)
Accounts payable	28,105	53,270	4,543
Accrued expenses and other liabilities	(20,483)	10,063	5,093
Income taxes payable	(2,151)	5,470	(2,294)
Net cash (used in) provided by operating activities	(44,228)	3,008	(16,518)
Cash flows from investing activities:
Purchases of property, plant and equipment	(17,072)	(5,669)	(6,413)
Proceeds from sales and maturities of available-for-sale investments	51,661	50,466	105,100
Purchases of available-for-sale investments	(23,899)	(35,031)	(56,767)
Proceeds from beneficial interests in securitized accounts receivable	1,126	—	—
Proceeds from disposals of property, plant and equipment	12	—	2
Insurance proceeds received	—	500	—
Acquisition of note receivable	—	—	(523)
Acquisition of business, net of cash acquired	44,003	—	—
Net cash provided by investing activities	55,831	10,266	41,399
Cash flows from financing activities:
Tax withholdings related to stock-based compensation settlements	(4,253)	(1,860)	(1,043)
Proceeds from stock option exercises	6,904	6,431	—
Dividend payments	(22,885)	(17,529)	(17,334)
Proceeds from draw on revolving credit agreements	141,887	10,000	—
Repayment of revolving credit agreements	(48,000)	(10,000)	—
Payment of debt issuance cost	(3,015)	—	—
Repayment of bonds payable	—	—	(24,600)
Repayment of notes payable	(17,702)	—	—
Net cash provided by (used in) financing activities	52,936	(12,958)	(42,977)
Net increase (decrease) in cash and cash equivalents	64,539	316	(18,096)
Effect of exchange rate changes	(12,713)	(3,677)	4,502
Cash, cash equivalents and restricted cash, beginning of year	56,818	60,179	73,773
Cash, cash equivalents and restricted cash, end of year	$108,644	$56,818	$60,179

Supplemental disclosure of cash financing activities
Cash paid for interest	$1,728	$13	$24
Cash paid for income taxes	$3,832	$1,780	$7,609
Cash used in operating activities related to operating leases	$5,229	$1,892	$2,632
Supplemental disclosure of non-cash investing activities
Right-of-use assets obtained in exchange for lease obligations	$3,410	$1,875	$324
Purchases of property, plant and equipment included in accounts payable	$1,165	$638	$108
ADVA common shares exchanged in acquisition	$565,491	$—	$—
ADVA options assumed in acquisition	$12,769	$—	$—
Non-controlling interest related to ADVA	$316,415	$—	$—
See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1 – Nature of Business

ADTRAN Holdings, Inc. (“ADTRAN” or the “Company”) is a leading global provider of networking and communications platforms, software, systems and services focused on the broadband access market, serving a diverse domestic and international customer base in multiple countries that includes Tier-1, -2 and -3 service providers, alternative service providers, such as utilities, municipalities and fiber overbuilders, cable/MSOs, SMBs and distributed enterprises. Our innovative solutions and services enable voice, data, video and internet-communications across a variety of network infrastructures and are currently in use by millions worldwide. We support our customers through our direct global sales organization and our distribution networks. Our success depends upon our ability to increase unit volume and market share through the introduction of new products and succeeding generations of products having optimal selling prices and increased functionality as compared to both the prior generation of a product and to the products of competitors in order to gain market share. To service our customers and grow revenue, we are continually conducting research and developing new products addressing customer needs and testing those products for the specific requirements of the particular customers. We offer a broad portfolio of flexible software and hardware network solutions and services that enable service providers to meet today’s service demands, while enabling them to transition to the fully converged, scalable, highly-automated, cloud-controlled voice, data, internet and video network of the future. In addition to our global headquarters in Huntsville, Alabama, and our European headquarters in Munich, Germany, we have sales and research and development facilities in strategic global locations.

In 2022, following the business combination (the “Business Combination”) with ADVA Optical Networking SE (“ADVA”), which included the Merger, we became the sole owner of and successor to ADTRAN, Inc. and the majority shareholder of ADVA. ADTRAN, Inc. is a leading global provider of open, disaggregated networking and communications solutions that enable voice, data, video, and internet communications across any network infrastructure. Its award-winning end-to-end fiber broadband solutions portfolio spans from OLTs to in-home services and intelligent SaaS solutions. ADVA is a global provider of open networking solutions with over 25 years of experience in optical networking, carrier Ethernet access and network synchronization. ADVA has led the industry for over two decades with open and secure networking solutions that carefully balance space, power and cost. Together, we serve customers in a broad range of industries in over 100 countries.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expense during the reporting period. Significant estimates include allowance for credit losses on accounts receivable and contract assets, excess and obsolete inventory reserves, warranty reserves, customer rebates, determination and accrual of the deferred revenue related to performance obligations under contracts with customers, estimated costs to complete obligations associated with deferred and accrued revenues and network installations, estimated income tax provision and income tax contingencies, fair value of stock-based compensation, assessment of goodwill and other intangibles for impairment, estimated lives of intangible assets, estimates of intangible assets upon measurement, estimated pension liability and fair value of investments. Actual amounts could differ significantly from these estimates.

We assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to us and the unknown future impacts of the SARS-CoV-2 coronavirus/COVID-19 global pandemic (or variants of the SARS-CoV-2 coronavirus), supply chain constraints, inflationary pressures, the energy crisis, currency fluctuations and political tensions as of December 31, 2022 and through the date of this report. The accounting matters assessed included, but were not limited to, the allowance for credit losses, stock-based compensation, carrying value of goodwill, intangibles and other long-lived assets, financial assets, valuation allowances for tax assets, revenue recognition and costs of revenue. Future conditions related to the magnitude and duration of the COVID-19 pandemic, as well as other factors, including supply chain constraints and inflationary pressures could result in further impacts to the Company's consolidated financial statements in future reporting periods.

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

Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents represent demand deposits, money market funds and short-term investments classified as available-for-sale with original maturities of three months or less. We maintain depository investments with certain financial institutions. As of December 31, 2022, $100.1 million of our cash and cash equivalents, primarily certain domestic money market funds and foreign depository accounts, were in excess of government provided insured depository limits. Although these depository investments may exceed government insured depository limits, we have evaluated the credit worthiness of these applicable financial institutions and determined the risk of material financial loss due to the exposure of such credit risk to be minimal.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models may be applied. Assets and liabilities recorded at fair value in our consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair values.

The carrying amounts reported in the Consolidated Balance Sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the immediate or short-term maturity of these financial instruments.

The fair value measurements of our derivative instruments are determined using models that maximize the use of the observable market inputs including interest rate curves and both forward and spot prices for currencies, and are classified as Level II under the fair value hierarchy. The fair values of our derivatives are included in Note 12.

The estimated fair value of our notes payable, approximates the carrying value and is classified as Level II under the fair value hierarchy. The carrying value of our notes payable is included in Note 14.

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

Long-term investments is comprised of deferred compensation plan assets, corporate bonds, municipal fixed-rate bonds, asset-backed bonds, mortgage/agency-backed bonds, U.S. and foreign government bonds, marketable equity securities and other equity investments. Marketable equity securities are reported at fair value as determined by the most recently traded price of the securities at the balance sheet date, although the securities may not be readily marketable due to the size of the available market. Any changes in fair value are recognized in net investment (loss) gain. Realized gains and losses on sales of debt securities are computed under the specific identification method and are included in other income (expense). See Note 6 for additional information.

For financing receivables, the Company does not measure the allowance for credit losses for accrued interest receivables, as the uncollectable accrued interest receivable is written off by reversing any previously recorded interest income in a timely manner (as soon as these amounts are determined to be uncollectable).

Accounts Receivable

We record accounts receivable at amortized cost. Prior to establishing payment terms for a new customer, we evaluate the credit risk of the customer. Credit limits and payment terms established for new customers are re-evaluated periodically based on customer collection experience and other financial factors. As of December 31, 2022, single customers comprising more than 10% of our total accounts receivable balance included three customers, which accounted for 33.1% of our total accounts receivable. As of December 31, 2022, these three customers individually accounted for 11.4%, 11.1% and 10.6%, respectively, of our total accounts receivable. As of December 31, 2021, single customers comprising more than 10% of our total accounts receivable balance included three customers, which accounted for 59.9% of our total accounts receivable. As of December 31, 2021, these three customers individually accounted for 35.8%, 12.1% and 12.0%, respectively, of our total accounts receivable.

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

Accounts Receivable Factoring

The Company has entered into a factoring agreement to sell certain receivables to an unrelated third-party financial institution on a non-recourse basis. These transactions are accounted for in accordance with Accounting Standards Codification ("ASC") Topic 860, Transfers and Servicing, and result in a reduction in accounts receivable because the agreements transfer effective control over and risk related to the receivables to the buyers. Trade accounts receivables balances sold are removed from the Consolidated Balance Sheets and cash received is reflected as cash provided by (used in) operating activities in the Consolidated Statements of Cash Flow. Factoring related interest expense is recorded to interest expense on the Consolidated Statements of Loss. On each sale date, the financial institution retains from the sale price a default reserve, up to a required balance, which are held by the financial institution in a reserve account and pledged to the Company. The financial institution is entitled to withdraw from the reserve account the sale price of a defaulted receivable. The balance in the reserve account is included in other assets on the Consolidated Balance Sheets.

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

Intangible Assets

Purchased intangible assets with finite lives are carried at cost less accumulated amortization. Amortization is recorded over the estimated useful lives of the respective assets. See Note 11 for additional information.

Impairment of Long-Lived Assets and Intangibles

Long-lived assets used in operations are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and the undiscounted cash flows estimated to be generated by the asset are less than the asset’s carrying value. In connection with the planned integration of information technology following the Business Combination, we determined that certain projects no longer fit our needs. As a result the Company recognized impairment charges of $17.4 million during the year ended December 31, 2022 related to capitalized implementation costs for a cloud computing arrangement. The impairment charges were determined based on actual costs incurred. There were no impairment losses for long-lived assets during the years ended December 31, 2021 and 2020, or for intangible assets recognized during the years ended December 31, 2022, 2021 or 2020.

Goodwill

Goodwill represents the excess purchase price over the fair value of net assets acquired. The carrying value of goodwill is tested for impairment in the fourth quarter of each year or more frequently if events or circumstances indicate it may be impaired. The quantitative goodwill impairment test is performed at the level of the reporting unit. The identification of our reporting units begins at the operating segment level and considers whether components one level below the operating segment levels should be identified as reporting units for purpose of testing goodwill for impairment. For goodwill impairment testing purposes, the Company determined the Company's reporting units are generally the same as its operating segments, which are identified in Note 18 to the Consolidated Financial Statements.

Our general policy is to qualitatively assess the carrying value of goodwill each reporting period for events or changes in circumstances that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Related to the Business Combination with ADVA the Company recognized $350.5 million of goodwill upon the merger on July 15, 2022. Therefore, we decided to proceed directly to the quantitative test of goodwill and forego the qualitative assessment. We estimate the fair value of our reporting units based on an income approach, whereby we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. A discounted cash flow analysis requires us to make various judgmental assumptions about future sales, operating margins, growth rates and discount rates, which are based on our budgets, business plans, economic projections, anticipated future cash flows and market participants. We also estimate the fair value of our reporting units based on a peer group analysis, whereby companies in the telecommunications industry or with a comparable product and market structure are used to calculate a fair enterprise value using revenue, EBITDA and debt multiples of trading value. Based on our analysis, management concluded that there was no impairment of goodwill as of December 31, 2022. No impairment charges on goodwill were recognized during the years ended December 31, 2021 and 2020.

Other Non-Current Assets

Implementation costs incurred for hosting arrangements that are related to service contracts are capitalized and amortized over the term of the arrangement. Capitalized implementation costs totaled $6.2 million and $21.0 million as of December 31, 2022 and 2021, respectively and are included in other non-current assets on the Consolidated Balance Sheets. In connection with the planned integration of information technology following the Business Combination, we determined that certain projects no longer fit our needs. As a result the Company recognized impairment charges of $16.9 million during the year ended December 31, 2022 related to capitalized implementation costs for a cloud computing arrangement. The impairment charges were determined based on actual costs incurred. During the year ended December 31, 2021 and 2020, no impairment charges were recognized. We depreciate capitalized implementation costs on a straight-line basis over ten years. Amortization expense was $3.9 million and $1.0 million for the years ended December 31, 2022 and 2021, respectively, which is recorded almost entirely in selling, general and administrative expenses in the Consolidated Statements of (Loss) Income. No amortization expense was recognized for the year ended December 31, 2020.

Liability for Warranty

Our products generally include warranties of 90 days to five years for product defects. We accrue for warranty returns at the time of product shipment based on our historical return rate and estimate of the cost to repair or replace the defective products. We engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers. The increasing complexity of our products will cause warranty incidences, when they arise, to be more costly. Our estimates regarding future warranty obligations may change due to product failure rates, material usage and other rework costs incurred in correcting a product failure. In addition, from time to time, specific warranty accruals may be recorded if unforeseen problems arise. Should our actual experience relative to these factors be worse than our estimates, we will be required to record additional warranty expense. Our liability for warranty returns totaled $7.2 million and $5.4 million as of December 31, 2022 and 2021, respectively.

Pension Benefit Plan Obligations

We maintain a defined benefit pension plan covering employees in certain foreign countries. Pension benefit plan obligations are based on various assumptions used by our actuaries in calculating these amounts. These assumptions include discount rates, compensation rate increases, expected return on plan assets, retirement rates and mortality rates. Actual results that differ from the assumptions and changes in assumptions could affect future expenses and obligations. Our net pension liability totaled $10.6 million and $11.4 million as of December 31, 2022 and 2021, respectively.

Lease Obligations

We have operating leases for office space, automobiles and various other equipment in the U.S. and in certain international locations. Other contracts, such as manufacturing agreements and service agreements, are reviewed to determine if they contain potential embedded leases. These other contracts are specifically reviewed to determine whether we have the right to substantially all of the economic benefit from the use of any specified assets or the right to direct the use of any specified assets, either of which would indicate the existence of a lease. Some of our leases include options to renew, with renewal terms of up to five years. For those leases that are reasonably assured to be renewed, we have included the option to extend as part of our right of use asset and lease liability. The exercise of lease renewal options is at our sole discretion. The depreciable life of leased assets and leasehold improvements are limited by the expected lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet and lease expense for these leases is recognized on a straight-line basis over the lease term. For lease agreements entered into or reassessed after the adoption of Topic 842, we elected to not separate lease and non-lease components. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Stock-Based Compensation

We have two stock incentive plans from which stock options, performance stock units (“PSUs”), restricted stock units (“RSUs”) and restricted stock are available for grant to employees and directors. Costs related to these awards are recognized over their vesting periods.

Stock-based compensation expense recognized for the years ended December 31, 2022, 2021 and 2020 was approximately $28.3 million, $7.5 million, and $6.8 million, respectively. See Note 5 for additional information.

Research and Development Costs

Research and development costs include compensation for engineers and support personnel, contracted services, depreciation and material costs associated with new product development, enhancement of current products and product cost reductions. We continually evaluate new product opportunities and engage in intensive research for product and software development efforts. Research and development costs totaled $173.8 million, $108.7 million and $113.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.

ADVA has arrangements with governmental entities for the purposes of obtaining funding for research and development activities. The Company classifies government grants received under these arrangements as a reduction to research and development expense incurred. For the year ended December 31, 2022, the Company recognized $1.1 million as a reduction of research and development expense.

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

See Notes 4 and 18 for additional information on reportable segments.

Unearned Revenue

Unearned revenue primarily represents customer billings on maintenance service programs and unearned revenue related to multiple element contracts where we still have contractual obligations to our customers. We currently offer maintenance contracts ranging from one month to five years. Revenue attributable to maintenance contracts is recognized on a straight-line basis over the related contract term. In addition, we provide software maintenance and a variety of hardware maintenance services to customers under contracts with terms up to ten years. When we defer revenue related to multiple performance obligations where we still have contractual obligations, we also defer the related costs. Current deferred costs are included in prepaid expenses and other current assets on the accompanying Consolidated Balance Sheets and totaled $1.5 million and $0.7 million as of December 31, 2022 and 2021, respectively. Non-current deferred costs are included in other non-current assets on the accompanying Consolidated Balance Sheets and less than $0.1 million as of December 31, 2022 and $0.1 million as of December 31, 2021.

(Loss) Earnings per Share

(Loss) earnings per common share and (loss) earnings per common share assuming dilution are based on the weighted average number of common shares and, when dilutive, common equivalent shares outstanding during the year. See Note 22 for additional information.

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

Non-Controlling Interest

Non-controlling interest represents the equity interest in ADVA held by holders other than the Company. On July 15, 2022, upon the close of the Business Combination, the ADVA stockholders’ equity ownership percentage in ADVA was approximately 36%. The Company has consolidated the financial position and results of operations of ADVA and reflected the proportionate interest held by the ADVA stockholders as non-controlling interest in the accompanying condensed consolidated balance sheet. As of December 31, 2022, the ADVA stockholders’ equity ownership percentage in ADVA was approximately 34.7%.

Recent Accounting Pronouncements Not Yet Adopted

There are currently no recently issued accounting pronouncements not yet adopted which would have a material effect on the Condensed Consolidated Financial Statements.

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

Note 2 – Business Combination Agreement

ADVA Optical Networking SE

On August 30, 2021, ADTRAN and ADVA, entered into a Business Combination Agreement, pursuant to which both companies agreed to combine their respective businesses and each become subsidiaries of a new holding company, ADTRAN Holdings, Inc. (formerly known as Acorn HoldCo, Inc.) which was formed as a wholly-owned subsidiary of ADTRAN in order to consummate the transactions under the Business Combination Agreement. Under the terms of the Business Combination Agreement, on July 8, 2022, Acorn MergeCo, Inc, a Delaware corporation and wholly-owned direct subsidiary of the Company, merged with and into ADTRAN Holdings, Inc. leaving ADTRAN Holdings, Inc. surviving the Business Combination as a wholly-owned direct subsidiary of the Company.

Additionally, pursuant to the Business Combination Agreement, on July 15, 2022, the Company made a public offer to exchange each issued and outstanding no-par value bearer share of ADVA for 0.8244 shares of Company Common Stock, par value $0.01 per share of the Company. The Exchange Offer was settled on Exchange Offer Settlement Date, on which date the Company acquired 33,957,538 bearer shares of ADVA, or 65.43% of ADVA’s outstanding bearer shares as of the Exchange Offer Settlement Date, in exchange for the issuance of an aggregate of 27,994,595 shares of Company Common Stock. Additionally, pursuant to the Business Combination Agreement, ADVA stock option holders were entitled to have their ADVA stock options assumed by ADTRAN Holdings, Inc. (applying the exchange ratio in the Business Combination Agreement), thereafter representing options to acquire stock of ADTRAN, Inc. The fair value of the ADVA stock options assumed by ADTRAN, Inc. was $12.8 million, estimated using the Monte Carlo method.

ADTRAN, Inc. and ADVA became subsidiaries of ADTRAN Holdings, Inc. as a result of the Business Combination. ADTRAN was determined to be the accounting acquirer of ADVA based on ADTRAN shareholders’ majority equity stake in the combined company, the composition of the board of directors and senior management of the combined company, among other factors. The Business Combination of ADVA has been accounted for using the acquisition method of accounting as per the provisions of Accounting Standards Codification 805, “Business Combinations” (“ASC 805”). The Business Combination Agreement used a fixed exchange ratio of Company Common Stock for ADVA shares of common stock, which resulted in a 36% equity stake for ADVA stockholders and 64% equity stake for ADTRAN stockholders in the post-closing combined company (calculated on a fully diluted basis and utilizing the tender of 65.43% of ADVA’s current issued and outstanding share capital). Therefore, ADTRAN shareholders continue to hold a majority interest in the combined company after the Business Combination was completed. Additionally, the Board of Directors is comprised of six members from ADTRAN and three members from ADVA; the current ADTRAN chief executive officer acts as the chairman of the Board of Directors and the former ADVA chief executive officer as the vice chairman of the Board of Directors. Additionally, the current ADTRAN chief executive officer and ADTRAN chief financial officer hold these positions within the combined company. Based upon these and other considerations as outlined in ASC 805, ADTRAN represents the accounting acquirer.

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

Assets acquired and liabilities assumed were recognized at their respective fair values as of July 15, 2022. In determining the fair value, the Company utilized various methods of the income, cost and market approaches depending on the asset or liability being fair valued. The estimation of fair value required significant judgment related to future net cash flows reflecting the risk inherent in each cash flow stream, competitive trends, market comparables and other factors. Inputs were generally determined by taking into account historical data, current and anticipated market conditions, and growth rates.

Developed technology and customer relationships were valued using the multi-period excess earnings method. Backlog was valued using the distributor method. Significant assumptions used in the discounted cash flow analysis for (i) developed technology were the revenue growth rates, long-term revenue growth rate, discount rate, and earnings before interest, taxes, depreciation and amortization (“EBITDA”) margins, obsolescence factors, income tax rate, tax depreciation, and economic depreciation; (ii) customer relationships were earnings before interest and taxes (“EBIT”) margins, contributory asset charges, and customer attrition rate; and (iii) backlog were EBIT margins, adjusted EBIT margins, and contributory asset charges.

The allocation of the purchase price to the assets acquired and liabilities assumed was subject to adjustment within the measurement period (up to one year from the acquisition date). The measurement period adjustments since initial preliminary estimates resulted from changes to the fair value estimates of the acquired assets and assumed liabilities based on finalizing the valuations of inventory, prepaid expenses and other current assets, property plant and equipment, intangible assets, other non-current assets and deferred tax assets and liabilities. The cumulative effect of all measurement period adjustments resulted in a decrease to recognized goodwill of $8.7 million.

The following table summarizes the preliminary purchase price allocation for each major class of assets acquired and liabilities assumed in the acquisition of ADVA (in thousands):

(In thousands)

Total purchase price	$578,260
Non-controlling interest	$316,415
Net Assets:
Cash and cash equivalents	$44,003
Accounts receivable	114,659
Other receivables	1,457
Inventory	200,331
Prepaid expenses and other current assets	28,208
Property plant and equipment	55,480
Deferred tax assets	1,759
Identifiable intangible assets	403,780
Other non-current assets	31,074
Accounts payable	(98,587)
Current unearned revenue	(26,047)
Accrued expenses and other liabilities	(59,600)
Income tax payable, net	(4,898)
Current portion of notes payable	(25,254)
Tax liabilities	(1,400)
Non-current unearned revenue	(11,498)
Pension liability	(6,820)
Other non-current liabilities	(6,094)
Non-current portion of revolving credit agreements and notes payable	(15,250)
Non-current lease obligations	(20,046)
Deferred tax liabilities	(61,040)
Total net assets acquired	$544,217
Goodwill	$350,458

The allocation of the purchase price and fair value assessment of goodwill, deferred tax assets, and deferred tax liabilities continues to be preliminary. The acquisition accounting is subject to revision once the Company receives final information. It is possible that the final assessment of fair value may differ materially from the preliminary assessment. If the final assessment differs from this preliminary assessment, the measurement period adjustments will be recorded in the period in which they are determined as if they had been completed at the acquisition date.

The preliminary fair value of the assets acquired include accounts receivable of $114.7 million and other receivables of $1.5 million. The unpaid principal balance under these receivables is $118.5 million and $1.5 million, respectively. The difference between the fair value and the unpaid principal balance primarily represents amounts expected to be uncollectible.

The fair value of the identifiable intangible assets acquired as of the acquisition date:

(In thousands)	Estimated-average useful life (in years) (1)	Fair value	Income Statement Amortization Classification
Developed technology	8.5	$291,925	Cost of revenue - Network Solutions
Backlog	1.4	52,165	Cost of revenue - Network Solutions and Services & Support
Customer relationships	10.5	32,704	Selling, general and administrative expenses
Trade name	2.8	26,986	Selling, general and administrative expenses
Total		$403,780

(1) Determination of the weighted average period of the individual categories of intangible assets was based on the nature of the applicable intangible asset and the expected future cash flows to be derived from the intangible asset. Amortization of intangible assets with definite lives is recognized over the period of time the assets are expected to contribute to future cash flows.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. Based on preliminary estimates, the ADVA acquisition resulted in the recognition of goodwill of $350.5 million, which the Company believes is attributable to the value driven by the Company’s expected growth of the business, synergies, and expanded market and product opportunities. Goodwill created as a result of the ADVA acquisition is not deductible for tax purposes.

After the Business Combination, the chief operating decision maker assessed and will continue to assess the Company’s performance and allocate resources to its two segments (1) Network Solutions and (2) Services & Support. Based on preliminary estimates, the goodwill resulting from the Business Combination of $272.8 million was allocated to the Network Solutions segment, and $77.7 million was allocated to the Services & Support segment. See Note 18 of the Notes to Consolidated Financial Statements, included in this report for more information about the Company’s segments.

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

The Company included the financial results of ADVA in its consolidated financial statements since July 15, 2022, the acquisition date. The net revenue and net loss from the ADVA business since July 15, 2022, were $365.9 million and $12.9 million, respectively, which are included in the Company’s Consolidated Statement of Loss. The net loss attributable to non-controlling interest from the ADVA business for the year ended December 31, 2022 was $6.9 million.

As of December 31, 2022, the Company has incurred $26.1 million of transaction costs related to the Business Combination, of which $14.2 million and $11.9 million were incurred during the years ended December 31, 2022 and 2021, respectively. These transaction costs are recorded in selling, general and administrative expense in the Consolidated Statements of Loss.

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

The following unaudited pro forma information is presented for illustrative purposes only. It is not necessarily indicative of the results of operations of future periods, the results of operations that actually would have been realized had the entities been a single company as of January 1, 2021, or the future operating results of the combined entities. The unaudited pro forma information does not give effect to the potential impact of current financial conditions, regulatory matters or any anticipated synergies, operating efficiencies or cost savings that may be associated with the acquisition. The unaudited pro forma information also does not include any integration costs that the Company may incur related to the acquisition as part of combining the operations of the companies.

	For the Years Ended December 31,
(In thousands)	2022	2021

Revenue	$1,410,296	$1,210,201
Net loss attributable to ADTRAN Holdings, Inc.	$(46,204)	$(91,423)

Note 3 – Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheet that sum to the total of the same such amounts shown in the Consolidated Statement of Cash Flows:

(In thousands)	December 31, 2022	December 31, 2021
Cash and cash equivalents	$108,644	$56,603
Restricted cash	—	215
Cash, cash equivalents and restricted cash	$108,644	$56,818

Note 4 - Revenue

The following is a description of the principal activities from which revenue is generated by reportable segment:

Network Solutions Segment - Includes hardware and software products that enable a digital future which support the Company's Subscriber, Access and Aggregation, and Optical Networking Solutions.

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

The following table disaggregates revenue by reportable segment and revenue category for the year ended December 31, 2022:

(In thousands)	Network Solutions	Services & Support	Total
Subscriber Solutions	$364,238	$26,216	$390,454
Access & Aggregation Solutions	326,934	47,068	374,002
Optical Networking Solutions	225,621	35,459	261,080
Total	$916,793	$108,743	$1,025,536

The following table disaggregates revenue by reportable segment and revenue category for the year ended December 31, 2021:

(In thousands)	Network Solutions	Services & Support	Total
Subscriber Solutions	$189,825	$16,385	$206,210
Access & Aggregation Solutions	309,009	47,785	356,794
Optical Networking Solutions	—	—	—
Total	$498,834	$64,170	$563,004

The following table disaggregates revenue by reportable segment and revenue category for the year ended December 31, 2020:

(In thousands)	Network Solutions	Services & Support	Total
Subscriber Solutions	$163,349	$15,315	$178,664
Access & Aggregation Solutions	274,666	53,180	327,846
Optical Networking Solutions	—	—	—
Total	$438,015	$68,495	$506,510

The aggregate amount of transaction price allocated to remaining performance obligations that have not been satisfied as of December 31, 2022 and December 31, 2021 related to contractual maintenance agreements, contractual SaaS and subscription services, and hardware contracts that exceed one year in duration amounted to $277.2 million and $101.1 million, respectively. As of December 31, 2022, approximately 66% is expected to be recognized over the next 12 months, and the remainder recognized thereafter. The majority of the Company's remaining performance obligations at December 31, 2022 are related to contracts or orders that have an original expected duration of one year or less, for which the Company is electing to utilize the practical expedient available within the guidance, and are excluded from the transaction price related to these future obligations. The Company will generally satisfy the remaining performance obligations as we transfer control of the products ordered or services to our customers, excluding maintenance services, which are satisfied over time.

The following table provides information about accounts receivable, contract assets and unearned revenue from contracts with customers:

(In thousands)	December 31, 2022	December 31, 2021
Accounts receivable	$279,435	$158,742
Contract assets(1)	$1,852	$464
Unearned revenue	$41,193	$17,737
Non-current unearned revenue	$19,239	$9,271

(1) Included in other receivables on the Consolidated Balance Sheets.

The Company is party to a receivables purchase agreement with a third party financial institution (the “Factor”). As of December 31, 2022, accounts receivable totaling $14.9 million were sold, of which $1.2 million was retained by the Factor in the reserve account. The balance in the reserve account is included in other assets on the Consolidated Balance Sheets. As of December 31, 2022, the Company has an allowance for doubtful accounts related to factored accounts receivable totaling less than $0.1 million. The cost of receivables purchase agreement is included in interest expense in the Consolidated Statements of Loss and totaled $0.3 million for the year ended December 31, 2022.

Of the outstanding unearned revenue balances as of December 31, 2021, $14.0 million was recognized as revenue during the year ended December 31, 2022, respectively. Of the outstanding unearned revenue balances as of December 31, 2020, $11.2 million was recognized as revenue during the year ended December 31, 2021.

Note 5 – Stock-Based Compensation

The following table summarizes stock-based compensation expense related to stock options, PSUs, RSUs and restricted stock for the years ended December 31, 2022, 2021 and 2020:

(In thousands)	2022	2021	2020
Stock-based compensation expense included in cost of revenue	$2,876	$543	$426
Selling, general and administrative expenses	20,844	4,571	4,036
Research and development expenses	4,602	2,366	2,372
Stock-based compensation expense included in operating expenses	25,446	6,937	6,408
Total stock-based compensation expense	28,322	7,480	6,834
Tax benefit for expense associated with non-qualified stock options, PSUs, RSUs and restricted stock	(5,152)	(1,849)	(1,629)
Total stock-based compensation expense, net of tax	$23,170	$5,631	$5,205

Stock Incentive Program Descriptions

2020 Stock Incentive Plans

At the annual meeting of stockholders held on May 13, 2020, the Company’s stockholders approved, upon recommendation of the Board of Directors, the adoption of the ADTRAN, Inc. 2020 Employee Stock Incentive Plan (the “2020 Employee Plan”) as well as the

ADTRAN, Inc. 2020 Directors Stock Plan (the “2020 Directors Plan”), which were assumed by the Company upon consummation of the Merger. No additional awards will be granted under the Company’s previous stock incentive plans, the ADTRAN, Inc. 2015 Employee Stock Incentive Plan (the “2015 Employee Plan”) or the 2010 Directors Stock Plan (the “2010 Directors Plan”) subsequent to the stockholders’ approval of these new stock plans. Outstanding awards granted under the 2015 Employee Plan and the 2010 Directors Plan will remain subject to the terms of such plans, and shares underlying awards granted under such plans that are cancelled or forfeited will be available for issuance under the 2020 Employee Plan or the 2020 Directors Plan, as applicable.

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

Previous Stock Incentive Plans

In January 2015, the Board of Directors adopted the 2015 Employee Plan, which authorized 7.7 million shares of common stock for issuance to certain employees and officers through incentive stock options and non-qualified stock options, stock appreciation rights, PSUs, RSUs and restricted stock. The 2015 Employee Plan was adopted by stockholder approval at our annual meeting of stockholders held in May 2015. PSUs, RSUs and restricted stock granted under the 2015 Plan reduce the shares authorized for issuance under the 2015 Employee Plan by 2.5 shares of common stock for each share underlying the award. Options granted under the 2015 Employee Plan typically become exercisable beginning after one year of continued employment, normally pursuant to a four-year vesting schedule beginning on the first anniversary of the grant date and have a ten-year contractual term. Expiration dates of options outstanding as of December 31, 2022 under the 2015 Employee Plan range from 2025 to 2026.

In January 2006, the Board of Directors adopted the ADTRAN, Inc. 2006 Employee Stock Incentive Plan (the “2006 Plan”), which authorized 13.0 million shares of common stock for issuance to officers and certain employees through incentive stock options and non-qualified stock options, stock appreciation rights, RSUs and restricted stock. Options granted under the 2006 Plan typically become exercisable beginning after one year of continued employment, normally pursuant to a four-year vesting schedule beginning on the first anniversary of the grant date and had a ten-year contractual term. The 2006 Plan was replaced in May 2015 by the 2015 Employee Plan. Expiration dates of options outstanding as of December 31, 2022 under the 2006 Plan range from 2022 to 2024.

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

PSUs, RSUs and restricted stock - ADTRAN Holdings, Inc.

The following table is a summary of our PSUs, RSUs and restricted stock outstanding as of December 31, 2021 and 2022 and the changes that occurred during 2022:

	Number of shares (In thousands)	Weighted Average Grant Date Fair Value
Unvested PSUs, RSUs and restricted stock outstanding, December 31, 2021	1,930	$14.11
PSUs, RSUs and restricted stock granted	645	$20.56
PSUs, RSUs and restricted stock vested	(1,440)	$12.81
PSUs, RSUs and restricted stock forfeited	(49)	$14.22
Unvested PSUs, RSUs and restricted stock outstanding, December 31, 2022	1,086	$17.54

The following table details the significant assumptions that impact the fair value estimate of the market-based PSUs:

	2022	2021	2020
Estimated fair value per share	$24.01	$26.07	$14.43
Expected volatility	45.77%	53.27%	51.88%
Risk-free interest rate	4.28%	0.85%	0.24%
Expected dividend yield	1.76%	1.63%	2.85%

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

During each of the years ended December, 2022, 2021 and 2020, the Company granted 0.3 million performance-based PSUs to its executive officers and certain employees. The grant-date fair value of these performance-based awards was based on the closing price of the Company’s stock on the date of grant. These awards vest over one-year, two-year and three-year periods, respectively, subject to the grantee’s continued employment, with the ability to earn shares in a range of 0% to 142.8% of the awarded number of PSUs based on the achievement of defined performance targets. Equity-based compensation expense with respect to these awards may be adjusted over the vesting period to reflect the probability of achievement of performance targets defined in the award agreements. Pursuant to the Business Combination, the unearned performance-based PSUs converted to time-based RSUs which were treated as an award modification during the third quarter of 2022. This resulted in incremental compensation expense totaling $17.8 million being recognized during the twelve months ended December 31, 2022. These awards were fully vested as of December 31, 2022.

Pursuant to the Business Combination, 0.3 million shares of market-based PSU awards converted to time-based RSU's awards which were treated as an award modification during the third quarter of 2022. Given that the fair value of these awards after the modification was less than the fair value of the awards immediately before the modification, no incremental compensation expense was recognized. The Company continued to recognize compensation expense based on the award's original grant date fair value. As of December 31, 2022, there was $1.4 million of unrecognized compensation expense related to these awards which will be recognized over the weighted average remaining service period of 1.57 years.

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

As of December 31, 2022, total unrecognized compensation expense related to the non-vested portion of market-based PSUs, RSUs and restricted stock was approximately $15.8 million, which is expected to be recognized over an average remaining recognition period of 2.25 years and will be adjusted for actual forfeitures as they occur.

As of December 31, 2022, 3.3 million shares were available for issuance under shareholder-approved equity plans in connection with the grant and exercise of stock options, PSU’s, RSU’s or restricted stock.

Stock Options - ADTRAN Holdings, Inc.

The following table is a summary of stock options outstanding as of December 31, 2022 and 2021 and the changes that occurred during 2022:

	Number of Options (In thousands)	Weighted Average Exercise Price (Per share)	Weighted Avg. Remaining Contractual Life in Years	Aggregate Intrinsic Value (In thousands)
Stock options outstanding, December 31, 2021	1,721	$19.37	2.39	$6,669
ADVA stock options replaced by ADTRAN Holdings stock options(1)	2,094	$11.12
Stock options exercised	(519)	$15.70
Stock options forfeited	(10)	$10.28
Stock options expired	(138)	$22.73
Stock options outstanding, December 31, 2022	3,148	$14.37	3.42	$16,251
Stock options exercisable, December 31, 2022	1,711	$15.95	1.95	$7,104

(1) Each ADVA stock option surrendered was exchanged for 0.8244 ADTRAN Holdings stock options.

As of December 31, 2022, there was $8.3 million of unrecognized compensation expense related to stock options which will be recognized over the remaining weighted-average period of 2.4 years.

Pursuant to the Business Combination, which closed on July 15, 2022, ADVA stock option holders were entitled to have their ADVA stock options assumed by ADTRAN Holdings (applying the exchange ratio in the Business Combination Agreement), thereafter representing options to acquire stock of ADTRAN Holdings. The maximum number of shares of ADTRAN Holdings stock potentially issuable upon such assumption was 2.3 million shares. The period in which such options could be assumed ended July 22, 2022. A total of 2.1 million shares of ADTRAN Holdings stock are subject to assumed ADVA options. The determination of the fair value of stock options assumed by ADTRAN Holdings was estimated using the Monte Carlo method and is affected by its stock price, as well as assumptions regarding a number of complex and subjective variables that may have a significant impact on the fair value estimate. The stock option pricing model requires the use of several assumptions that impact the fair value estimate. These variables include, but are not limited to, the volatility of the Company's stock price and employee exercise behaviors.

All of the options were previously issued at exercise prices that approximated fair market value at the date of grant.

The aggregate intrinsic value of stock options represents the total pre-tax intrinsic value (the difference between ADTRAN’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2022. The amount of aggregate intrinsic value was $16.3 million as of December 31, 2022 and will change based on the fair market value of ADTRAN’s stock. The total pre-tax intrinsic value of options exercised during the year ended December 31, 2022 was $4.0 million.

The following table further describes our stock options outstanding as of December 31, 2022:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding at December 31, 2022 (In thousands)	Weighted Avg. Remaining Contractual Life in Years	Weighted Average Exercise Price	Options Exercisable at December 31, 2022 (In thousands)	Weighted Average Exercise Price
$6.06 – $8.67	755	3.21	$7.37	320	$6.47
$8.68 – $13.74	833	4.65	$11.45	207	$9.63
$13.75 – $17.15	427	3.27	$15.33	368	$15.33
$17.16 – $21.36	679	3.92	$19.02	369	$18.97
$21.37 – $23.64	454	0.83	$23.64	447	$23.64
	3,148			1,711

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

The weighted-average estimated fair value of stock options granted to employees during the year ended December 31,2022 was $5.81 per share with the following weighted-average assumptions:

2022
Expected volatility	45.00%
Risk-free interest rate	3.00%
Expected dividend yield	1.77%
Expected life (in years)	2.4

There were no stock options granted in during the years ended December 31, 2021 and 2020.

Stock Options - ADVA Optical Networking SE

The following table summarizes ADVA Optical Networking SE stock options outstanding as of July 15, 2022 (the Business Combination closing date) and December 31, 2022 and the changes that occurred between July 15, 2022 and December 31, 2022:

	Number of Options (In thousands)	Weighted Average Exercise Price (Per share)	Weighted Avg. Remaining Contractual Life in Years	Aggregate Intrinsic Value (In thousands)
Stock options outstanding, July 15, 2022	2,745	$9.09	4.60	$27,205
Stock options exercised	(102)	$8.02
ADVA stock options replaced by ADTRAN Holdings stock options(1)	(2,550)	$9.80
Stock options forfeited	(12)	$9.57
Stock options outstanding, December 31, 2022	81	$8.58	4.00	$1,222
Stock options exercisable, December 31, 2022	27	$7.37	2.39	$432

(1) Each ADVA stock option surrendered was exchanged for 0.8244 ADTRAN Holdings stock options.

As of December 31, 2022, there was $0.1 million of unrecognized compensation expense related to stock options which will be recognized over the remaining weighted-average period of 1.17 years.

All of the options were previously issued at exercise prices that approximated fair market value at the date of grant.

The aggregate intrinsic value of stock options represents the total pre-tax intrinsic value (the difference between ADVA's closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2022. The amount of aggregate intrinsic value was $1.2 million as of December 31, 2022 and will change based on the fair market value of ADVA's stock. The total pre-tax intrinsic value of options exercised during the period July 15, 2022 through December 31, 2022 was $1.6 million.

The following table further describes ADVA's stock options outstanding as of December 31, 2022:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding at December 31, 2022 (In thousands)	Weighted Avg. Remaining Contractual Life in Years	Weighted Average Exercise Price	Options Exercisable at December 31, 2022 (In thousands)	Weighted Average Exercise Price
€4.98 - €7.05	35	3.52	$6.97	9	$5.34
€7.06 - €8.70	18	2.60	$8.41	18	$8.41
€8.71 - €15.68	28	5.48	$10.73	—	$—
	81			27

Note 6 – Investments

Debt Securities and Other Investments

As of December 31, 2022, the following debt securities and other investments were included in short-term investments and long-term investments on the Consolidated Balance Sheet and recorded at fair value:

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost	Gains	Losses	Value
Corporate bonds	$2,538	$5	$(81)	$2,462
Municipal fixed-rate bonds	185		(5)	180
Asset-backed bonds	818	1	(24)	795
Mortgage/Agency-backed bonds	1,853		(105)	1,748
U.S. government bonds	3,870	3	(188)	3,685
Foreign government bonds	407		(24)	383
Available-for-sale debt securities held at fair value	$9,671	$9	$(427)	$9,253

As of December 31, 2021, the following debt securities and other investments were included in short-term investments and long-term investments on the Consolidated Balance Sheet and recorded at fair value:

	Amortized	Gross Unrealized		Fair
(In thousands)	Cost	Gains	Losses	Value
Corporate bonds	$10,776	$6	$(35)	$10,747
Municipal fixed-rate bonds	1,553	2	(4)	1,551
Asset-backed bonds	322	3	(3)	322
Mortgage/Agency-backed bonds	4,754	15	(33)	4,736
U.S. government bonds	12,251	12	(92)	12,171
Foreign government bonds	543	—	(4)	539
Available-for-sale debt securities held at fair value	$30,199	$38	$(171)	$30,066

As of December 31, 2022, our debt securities had the following contractual maturities:

(In thousands)	Corporate bonds	Municipal fixed-rate bonds	Asset-backed bonds	Mortgage / Agency-backed bonds	U.S. government bonds	Foreign government bonds
Less than one year	$—	$180	$—	$—	$160	$—
One to two years	1,450	—	96	162	2,787	276
Two to three years	1,012	—	186	598	617	107
Three to five years	—	—	335	253	121	—
Five to ten years	—	—	—	317	—	—
More than ten years	—	—	178	418	—	—
Total	$2,462	$180	$795	$1,748	$3,685	$383

Actual maturities may differ from contractual maturities as some borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Realized gains and losses on sales of securities are computed under the specific identification method. The following table presents gross realized gains and losses related to our debt securities for the years ended December 31, 2022, 2021 and 2020:

	For the year ended December 31,
(In thousands)	2022	2021	2020
Gross realized gains on debt securities	$17	$241	$459
Gross realized losses on debt securities	(1,211)	(159)	(58)
Total (loss) gain recognized, net	$(1,194)	$82	$401

The Company’s investment policy provides limitations for issuer concentration, which limits, at the time of purchase, the concentration in any one issuer to 5% of the market value of the total investment portfolio. The Company did not purchase any available-for-sale debt with credit deterioration during the years ended December 31, 2022, 2021 and 2020.

The following table presents the breakdown of debt securities and other investments with unrealized losses as of December 31, 2022:

	Continuous Unrealized Loss Position for Less than 12 Months		Continuous Unrealized Loss Position for 12 Months or Greater		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$1,367	$(39)	$583	$(42)	$1,950	$(81)
Municipal fixed-rate bonds	—	—	178	(5)	180	(5)
Asset-backed bonds	524	(14)	117	(10)	641	(24)
Mortgage/Agency-backed bonds	825	(23)	844	(82)	1,668	(105)
U.S. government bonds	2,215	(106)	1,063	(82)	3,278	(188)
Foreign government bonds	—	—	383	(24)	383	(24)
Total	$4,931	$(182)	$3,168	$(245)	$8,100	$(427)

The following table presents the breakdown of debt securities and other investments with unrealized losses as of December 31, 2021:

	Continuous Unrealized Loss Position for Less than 12 Months		Continuous Unrealized Loss Position for 12 Months or Greater		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$6,795	$(35)	$—	$—	$6,795	$(35)
Municipal fixed-rate bonds	1,129	(4)	—	—	1,129	(4)
Asset-backed bonds	198	(3)	—	—	198	(3)
Mortgage/Agency-backed bonds	3,006	(33)	—	—	3,006	(33)
U.S. government bonds	10,552	(92)	—	—	10,552	(92)
Foreign government bonds	294	(4)	—	—	294	(4)
Total	$21,974	$(171)	$—	$—	$21,974	$(171)

The increase in unrealized losses during 2022 resulted from changes in market positions associated with our fixed income portfolio.

Marketable Equity Securities

Marketable equity securities consist of publicly traded stock, funds and certain other investments measured at fair value or cost, where appropriate.

Realized and unrealized gains and losses for our marketable equity securities for the year ended December 31, 2022, 2021 and 2020 were as follows:

	For the year ended December 31,
(In thousands)	2022	2021	2019
Realized losses on equity securities sold	$(1,675)	$(992)	$(2,382)
Unrealized (losses) gains on equity securities held	(8,470)	2,671	6,831
Total (loss) gain recognized, net	$(10,145)	$1,679	$4,449

As of December 31, 2022 and 2021, gross unrealized losses related to individual investments in a continuous loss position for twelve months or longer were not material.

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

The Company’s cash equivalents and investments held at fair value are categorized into this hierarchy as follows:

	Fair Value Measurements as of December 31, 2022 Using
(In thousands)	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$228	$228		$—
Available-for-sale debt securities
Corporate bonds	2,462		2,462	—
Municipal fixed-rate bonds	180		180	—
Asset-backed bonds	795		795	—
Mortgage/Agency-backed bonds	1,748		1,748	—
U.S. government bonds	3,685	3,685		—
Foreign government bonds	383		383	—
Marketable equity securities
Marketable equity securities - various industries	804	804		—
Deferred compensation plan assets	22,942	22,942		—
Total	$33,227	$27,659	$5,568	$—

	Fair Value Measurements as of December 31, 2021 Using
(In thousands)	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$652	$652	$—	$—
Available-for-sale debt securities
Corporate bonds	10,747	—	10,747	—
Municipal fixed-rate bonds	1,551	—	1,551	—
Asset-backed bonds	322	—	322	—
Mortgage/Agency-backed bonds	4,736	—	4,736	—
U.S. government bonds	12,171	12,171	—	—
Foreign government bonds	539	—	539	—
Marketable equity securities
Marketable equity securities - various industries	12,606	12,606	—	—
Deferred compensation plan assets	26,935	26,935	—	—
Total	$70,259	$52,364	$17,895	$—

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

Note 7 – Inventory

As of December 31, 2022 and 2021, inventory, net was comprised of the following:

(In thousands)	2022	2021
Raw materials	$186,346	$74,709
Work in process	12,087	2,143
Finished goods	229,098	63,039
Total Inventory, net	$427,531	$139,891

Inventory reserves are established for estimated excess and obsolete inventory equal to the difference between the cost of the inventory and the estimated net realizable value of the inventory based on estimated reserve percentages, which consider historical usage, known trends, inventory age and market conditions. As of December 31, 2022 and 2021, our inventory reserve was $57.0 million and $44.6 million, respectively.

Note 8 – Property, Plant and Equipment

As of December 31, 2022 and 2021, property, plant and equipment, net was comprised of the following:

(In thousands)	2022	2021
Engineering and other equipment	$170,785	$134,771
Building	82,932	68,157
Computer hardware and software	80,455	72,274
Building and land improvements	47,861	35,578
Furniture and fixtures	22,403	19,917
Land	5,364	4,575
Total Property, Plant and Equipment	409,800	335,272
Less: accumulated depreciation	(299,101)	(279,506)
Total Property, Plant and Equipment, net	$110,699	$55,766

Long-lived assets used in operations are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and the undiscounted cash flows estimated to be generated by the asset are less than the asset’s carrying value. In connection with the planned integration of information technology following the Business Combination, we determined that certain projects no longer fit our needs. As a result, the Company recognized impairment charges of $0.5 million during the year ended December 31, 2022 related to software and web site development. The impairment charges were determined based on actual costs incurred. During the year ended December 31, 2021, no impairment charges were recognized. During the year ended December 31, 2020, the Company recognized impairment charges of $0.1 million.

Depreciation expense was $20.9 million, $12.0 million and $12.2 million for the years ended December 31, 2022, 2021 and 2020, respectively, which is recorded in cost of revenue, selling, general and administrative expenses and research and development expenses in the Consolidated Statements of (Loss) Income.

Note 9 – Leases

We have operating leases for office space, automobiles and various other equipment in the U.S. and in certain international locations. As of December 31, 2022, our operating leases had remaining lease terms of one month to 119 months, some of which included options to extend the leases for up to five years, and some of which included options to terminate the leases within three months. Supplemental balance sheet information related to operating leases is as follows:

		December 31,	December 31,
(In thousands)	Classification	2022	2021
Assets
Operating lease assets	Other non-current assets	$30,340	$4,922
Total lease asset		$30,340	$4,922

Liabilities
Current operating lease liability	Accrued expenses and other liabilities	$7,596	$1,730
Non-current operating lease liability	Other non-current liabilities	22,807	3,269
Total lease liability		$30,403	$4,999

Lease expense related to short-term leases was less than $0.1 million for the twelve months ended December 31, 2022, 2021 and 2020, and is included in cost of revenue, selling, general and administrative expenses and research and development expenses in the Consolidated Statements of (Loss) Income. Lease expense related to variable lease payments that do not depend on an index or rate, such as real estate taxes and insurance reimbursements, was $0.6 million, $0.5 million and $0.7 million for the twelve months ended December 31, 2022, 2021 and 2020, respectively.

The components of lease expense included in the Consolidated Statements of (Loss) Income were as follows:

	For the Year Ended December 31,
(In thousands)	2022	2021	2020
Cost of revenue	$110	$51	$113
Research and development expenses	942	1,071	1,121
Selling, general and administrative expenses	3,961	883	1,311
Total operating lease expense	$5,013	$2,005	$2,545

As of December 31, 2022, operating lease liabilities included on the Consolidated Balance Sheet by future maturity were as follows:

(In thousands)	Amount
2023	8,992
2024	8,076
2025	6,740
2026	3,825
2027	2,865
Thereafter	4,478
Total lease payments	34,976
Less: Interest	(4,573)
Present value of lease liabilities	$30,403

Future operating lease payments include $4.4 million related to options to extend lease terms that are reasonably certain of being exercised. There are no legally binding leases that have not yet commenced.

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

	As of December 31,
Weighted average remaining lease term (years)	2022	2021
Operating leases with USD functional currency	7.9	1.8
Operating leases with Euro functional currency	4.2	3.5
Weighted average discount rate
Operating leases with USD functional currency	3.77%	3.49%
Operating leases with Euro functional currency	3.70%	1.22%

Note 10 – Goodwill

The changes in the carrying amount of goodwill for the year ended December 31, 2022 are as follows:

(In thousands)	Network Solutions	Services & Support	Total
As of December 31, 2021	$6,570	$398	$6,968
Goodwill from Business Combination with ADVA	272,797	77,661	350,458
Foreign currency translation adjustments	18,913	5,385	24,298
As of December 31, 2022	$298,280	$83,444	$381,724

Our general policy is to qualitatively assess the carrying value of goodwill each reporting period for events or changes in circumstances that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Related to the Business Combination with ADVA the Company recognized $350.5 million of goodwill upon the merger on July 15, 2022. Therefore, we decided to proceed directly to the quantitative test of goodwill and forego the qualitative assessment. We estimate the fair value of our reporting units based on an income approach, whereby we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. A discounted cash flow analysis requires us to make various judgmental assumptions about future sales, operating margins, growth rates and discount rates, which are based on our budgets, business plans, economic projections, anticipated future cash flows and market participants. We also estimate the fair value of our reporting units based on a peer group analysis, whereby companies in the telecommunications industry or with a comparable product and market structure are used to calculate a fair enterprise value using revenue, EBITDA and debt multiples of trading value. Based on our analysis, management concluded that there was no impairment of goodwill as of December 31, 2022. No impairment charges on goodwill were recognized during the years ended December 31, 2021 and 2020.

Note 11 – Intangible Assets

Intangible assets as of December 31, 2022 and 2021, consisted of the following:

		2022			2021
(In thousands)	Weighted Average Useful Life (in years)	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Customer relationships	10.9	$55,517	$(12,772)	$42,745	$20,796	$(9,906)	$10,890
Backlog	1.6	55,782	(22,725)	33,057	—	—	—
Developed technology	8.5	320,364	(21,856)	298,508	8,200	(3,683)	4,517
Licensed technology	9.0	5,900	(3,141)	2,759	5,900	(2,486)	3,414
Licensing agreements	8.5	560	(298)	262	560	(225)	335
Patents	7.3	500	(431)	69	500	(363)	137
Trade names	3.0	29,066	(5,255)	23,811	210	(210)	—
Total		$467,689	$(66,478)	$401,211	$36,166	$(16,873)	$19,293

As part of the purchase price allocation related to the Business Combination with ADVA, the Company recognized $403.8 million of intangible assets on July 15, 2022. Intangible assets are reviewed for impairment whenever events and circumstances indicate impairment may have occurred. The Company assessed impairment triggers related to intangible assets during each financial period in 2022, 2021 and 2020. As a result, no quantitative impairment test of long-lived assets was performed as of December 31, 2022, 2021 and 2020, and no impairment losses of intangible assets were recorded during the years ended December 31, 2022, 2021 and 2020.

Amortization expense was $47.3 million, $4.1 million and $4.4 million for the years ended December 31, 2022, 2021 and 2020, respectively, and was included in cost of revenue, selling, general and administrative expenses and research and development expenses in the Consolidated Statements of (Loss) Income.

As of December 31, 2022, estimated future amortization expense of intangible assets was as follows:

(In thousands)	Amount
2023	$82,080
2024	57,545
2025	46,095
2026	42,851
2027	41,491
Thereafter	131,149
Total	$401,211

Note 12 - Hedging

The Company has certain forward rate agreements to hedge foreign currency exposure of expected future cash flows in foreign currency. The Company does not hold or issue derivative instruments for trading or other speculative purposes. Derivatives are initially recognized at fair value on the date a derivative contract is entered into and are subsequently re-measured to their fair value at the end of each reporting period. All changes in the fair value of derivative instruments are recognized as other income (expense) in the Consolidated Statements of Income. The derivative instruments are not subject to master netting agreements and are not offset in the Consolidated Balance Sheets. We are exposed to risk from credit-related losses resulting from nonperformance by counterparties to our financial instruments. We perform credit evaluations of our counterparties under forward exchange contracts and expect all counterparties to meet their obligations. We have not experienced credit losses from our counterparties.
As of December 31, 2022, the Company had 47 forward rate contracts outstanding.

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

The fair values of the Company's derivative instruments recorded in the Condensed Consolidated Balance Sheet as of December 31, 2022 were as follows:

(In thousands)	Balance Sheet Location	December 31, 2022	December 31, 2021
Derivatives Not Designated as Hedging Instruments (Level 2):
Foreign exchange contracts – derivative assets	Other receivables	$11,992	$—
Foreign exchange contracts – derivative liabilities	Accounts payable	$(633)	$—
Total derivatives		$11,359	$—

The change in the fair values of the Company's derivative instruments recorded in the Condensed Consolidated Statements of Income during the years ended December 31, 2022, 2021 and 2020 were as follows:

(In thousands)	Income Statement Location	2022	2021	2020
Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	Other income (expense), net	$10,793	$—	$—

Note 13 – Revolving Credit Agreements

The carrying amounts of the Company's revolving credit agreements in its Consolidated Balance Sheets were as follows:

	As of December 31,
(In thousands)	2022	2021
Wells Fargo credit agreement	$60,000	$—
Nord/LB revolving line of credit	16,091	—
Syndicated credit agreement working capital line of credit	10,727	—
DZ bank revolving line of credit	9,118	—
Wells Fargo revolving credit agreement	—	—
Cadence revolving credit agreement	—	—
Total revolving credit agreements	$95,936	$—

As of December 31, 2022, the weighted average interest rate on our revolving credit agreements was 4.12%.

Wells Fargo Credit Agreement

On July 18, 2022, ADTRAN Holdings, Inc. and ADTRAN, Inc., as the borrower, entered into a credit agreement with a syndicate of banks, including Wells Fargo Bank, National Association, as administrative agent (“Administrative Agent”), and the other lenders named therein (the “Credit Agreement”). The Credit Agreement allows for borrowings of up to $100.0 million in aggregate principal amount, subject to being increased to up to $400.0 million in aggregate principal amount upon the Company or Borrower’s execution of a DPLTA with ADVA or a parent of ADVA, among other conditions (the “Senior Credit Facilities Increase”). The DPLTA as executed on December 1, 2022, became effective on January 16, 2023, as a result of its registration with the commercial register (Handelsregister) of the local court (Amtsgericht) at the registered seat of ADVA (Jena). See Note 24 of the Notes to Consolidated Financial Statements for further information.

The Credit Agreement replaced the Cadence Revolving Credit Agreement and the Wells Fargo Revolving Credit Agreement. In connection with the entry into the Credit Agreement, all outstanding borrowings under such credit agreements have been repaid and the agreements terminated.

As of December 31, 2022, ADTRAN, Inc.’s borrowings under the revolving line of credit were $60.0 million in tranches that mature during the first quarter of 2023 and can either be repaid or borrowed again for a one month, three month or six month period. In addition, we may issue up to $25.0 million in letters of credit against our $100.0 million dollar total facility. As of December 31, 2022, we had a total of $21.3 million in letters of credit with ADTRAN, Inc. outstanding against our eligible borrowings, leaving a net amount of $18.7 million available for future borrowings. In February 2023, the borrowings under the Credit Agreement were paid down by $7.5 million, leaving, $180.0 million of borrowings as of February 28, 2023. After considering our outstanding letters of credit, this leaves the Company approximately $198.7 million available for future borrowings as of February 28, 2023. Any future credit extensions under the Credit Agreement are subject to customary conditions precedent. The proceeds of any loans are expected to be used for general corporate purposes and to pay a portion of the Exchange Offer consideration.

All U.S. borrowings under the Credit Agreement (other than swingline loans, which will bear interest at the Base Rate (as defined below)) will bear interest, at the Company’s option, at a rate per annum equal to (A)(i) the highest of (a) the federal funds rate (i.e., for any day, the rate per annum equal to the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System, as published by the Federal Reserve Bank of New York on the business day next succeeding such day) plus ½ of 1%, (b) the prime commercial lending rate of the Administrative Agent, as established from time to time at its principal U.S. office (which such rate is an index or base rate and will not necessarily be its lowest or best rate charged to its customers or other banks), and (c) the daily Adjusted Term SOFR (as defined in the Credit Agreement) for a one-month tenor plus 1%, plus (ii) the applicable rate, ranging from 0.5% to 1.25% (the “Base Rate”), or (B) the sum of the Adjusted Term SOFR (as defined in the Credit Agreement) plus the applicable rate, ranging from 1.4% to 2.15%, provided that such sum is subject to a 0.0% floor (such loans utilizing this interest rate, “SOFR Loans”). All EU borrowings under the Credit Agreement (other than swingline loans) will bear interest at a rate per annum equal to the sum of the Euro Interbank Offered Rate as administered by the European Money Markets Institute (or a comparable or successor administrator approved by the Administrative Agent) plus the applicable rate, ranging from 1.5% to 2.25%, provided that such sum is subject to a 0.0% floor (such loans utilizing this interest rate, “EURIBOR Loans”). The applicable rate is based on the consolidated net leverage ratio of the Company and its subsidiaries as determined pursuant to the terms of the Credit Agreement. Default interest is 2.00% per annum in excess of the rate otherwise applicable in the case of any overdue principal or any other overdue amount.

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

The Credit Agreement permits the Company to prepay any or all of the outstanding loans or to reduce the commitments under the Credit Agreement without incurring premiums or penalties (except breakage costs with respect to SOFR Loans and EURIBOR Loans). The Credit Agreement contains customary affirmative and negative covenants, including incurrence covenants and certain other limitations on the ability of the Company and the Company’s subsidiaries to incur additional debt, guarantee other obligations, grant liens on assets, make investments, dispose of assets, pay dividends or other payments on capital stock, make restricted payments, engage in mergers or consolidations, engage in transactions with affiliates, modify its organizational documents, and enter into certain restrictive agreements. It also contains customary events of default (subject to customary cure periods and materiality thresholds). Furthermore, the Credit Agreement requires that the consolidated total net leverage ratio (as defined in the Credit Agreement) of the Company and its subsidiaries tested on the last day of each fiscal quarter not exceed 3.25 to 1.0 through September 30, 2024 and 2.75 to 1.00 from December 31, 2024 and thereafter, subject to certain exceptions. The Credit Agreement also requires that the consolidated interest coverage ratio (as defined in the Credit Agreement) of the Company and its subsidiaries tested on the last day of each fiscal quarter not fall below 3.00 to 1.00. As of December 31, 2022, the Company was in compliance with all material covenants. The Credit Agreement matures in July 2027 but provides the Company with an option to request extensions subject to customary conditions.

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

Nord/LB Revolving Line of Credit

On August 8, 2022, ADVA entered into a $16.1 million revolving line of credit with Norddeutsche Landesbark - Girozentrale (Nord/LB) that bears interest of Euro Short Term Rate plus 1.4% and which matures in August 2023. During the term of the loan, ADVA is obligated to maintain an adjusted net debt to cover ratio that is equal to or less than 2.75. As of December 31, 2022, The Company was in compliance with the adjusted net debt to cover ratio. As of December 31, 2022, ADVA’s borrowings under the revolving line of credit were $16.1 million, with no amounts available for future borrowings. On January 31, 2023, the Company increased its borrowings under the Wells Fargo Credit Agreement. A portion of the proceeds from the borrowings were used to retire the outstanding borrowings under the Nord/LB revolving line of credit.

Syndicated Credit Agreement Working Capital Line of Credit

In September 2018, ADVA entered into a syndicated credit agreement with Bayerische Landesbank and Deutsche Bank AG Branch German Business to borrow up to $10.7 million as part of a working capital line of credit. The interest rate for the working capital line of credit is adjusted periodically based on a defined leverage ratio and is currently EURIBOR plus 1.35% as of December 31, 2022. The working capital line of credit matures in September 2023. As of December 31, 2022, borrowings under the working capital line of credit totaled $10.7 million, with no amounts available for future borrowings. On January 31, 2023, the Company increased its borrowings under the Wells Fargo Credit Agreement. A portion of the proceeds from the borrowings were used to retire the outstanding borrowings under the syndicated credit agreement working capital line of credit.

DZ Bank Money Market Facility

As of December 31, 2022, ADVA’s borrowings under the revolving line of credit totaled $9.1 million, with no amounts available for future borrowings. The interest rate is currently a rate of 2.8%, which resets monthly based on renewal of the loan.

Prior Wells Fargo Revolving Credit Agreement

On April 1, 2022, ADTRAN, Inc. entered into a Credit Agreement and related Revolving Line of Credit Note (together, the “Prior Wells Revolving Credit Agreement”) in favor of Wells Fargo Bank, National Association, as lender (the “Wells Lender”). The Wells Revolving Credit Agreement provided the Company with a $25.0 million secured revolving credit facility. During the year ended December 31, 2022, the Company made draws totaling $10.0 million under the Prior Wells Revolving Credit Agreement all of which had been repaid as of December 31, 2022. The Wells Fargo Credit Agreement replaced the Prior Wells Fargo Revolving Credit Agreement and all outstanding borrowings have been repaid and the prior agreement was terminated.

Prior Cadence Revolving Credit Agreement

On May 19, 2022, ADTRAN, Inc., as borrower, modified its Revolving Credit and Security Agreement and related Promissory Note (together, the “Cadence Revolving Credit Agreement”) with Cadence Bank, N.A., as lender (the “Cadence Lender”). The modified Prior Cadence Revolving Credit Agreement provided the Company with a $25.0 million secured revolving credit facility. During the year ended December 31, 2022, the Company made draws totaling $18.0 million under the Prior Cadence Revolving Credit Agreement all of which had been repaid as of December 31, 2022. The Wells Fargo Credit Agreement replaced the Prior Cadence Revolving Credit Agreement and all outstanding borrowings have been repaid and the prior agreement was terminated.

Note 14 – Notes Payable

The carrying amounts of the Company's notes payable in its Condensed Consolidated Balance Sheets were as follows:

	Fair Value as of	Carrying Value as of	Carrying Value as of
(In thousands)	December 31, 2022	December 31, 2022	December 31, 2021
Syndicated credit agreement note payable	$24,598	$24,598	$—
Deutsche Bank term loan	—	—	—
Total Notes Payable	$24,598	$24,598	$—

Syndicated Credit Agreement Note Payable

In September 2018, ADVA entered into a syndicated credit agreement with Bayerische Landesbank and Deutsche Bank AG Branch German Business to borrow $63.7 million. As of December 31, 2022, the amount outstanding under the note payable is $24.6 million. The interest rate for the note payable is adjusted periodically based on a defined leverage ratio and is currently 2.49% as of December 31, 2022. The note payable matures in September 2023.

Deutsche Bank Term Loan

In October 2019, ADVA entered into a $9.8 million term loan with Deutsche Bank that bears interest of EURIBOR plus 1.1%. The term loan matured in September 2022 and was repaid as of December 31, 2022.

Note 15 – Income Taxes

The components of income tax expense (benefit) for the years ended December 31, 2022, 2021 and 2020 are as follows:

(In thousands)	2022	2021	2020
Current
Federal	$4,572	$11	$(10,574)
State	88	(63)	(329)
International	(4,347)	4,166	3,635
Total Current	313	4,114	(7,268)

Deferred
Federal	(47,429)	—	—
State	(6,776)	—	—
International	(8,183)	(1,784)	(1,356)
Total Deferred	(62,388)	(1,784)	(1,356)
Total Income Tax (Benefit) Expense	$(62,075)	$2,330	$(8,624)

The effective income tax rate differs from the federal statutory rate due to the following:

	2022	2021	2020
Tax provision computed at the federal statutory rate	21.00%	21.00%	21.00%
State income tax provision, net of federal benefit	2.60	13.33	11.10
Federal research credits	6.74	53.77	57.63
Foreign taxes	6.29	(4.69)	(17.83)
Tax-exempt income	0.21	3.75	1.93
Change in valuation allowance	63.92	(75.26)	44.79
Non-deductible transaction costs	(2.74)	(39.48)	—
Foreign tax credits	(0.40)	0.14	17.90
Stock-based compensation	(2.09)	10.74	(23.36)
Withholding taxes	0.03	0.14	(20.83)
Alabama law change	—	(25.39)	—
Impact of CARES Act	—	—	45.65
Return to accrual	0.24	9.48	—
Global intangible low-taxed income ("GILTI")	(8.08)	(4.29)	(0.49)
Other, net	(0.24)	(0.19)	0.56
Effective Tax Rate	87.48%	(36.95)%	138.05%

(Loss) income before expense (benefit) for income taxes for the years ended December 31, 2022, 2021 and 2020 is as follows:

(In thousands)	2022	2021	2020
U.S. entities	$(33,720)	$(14,982)	$(12,833)
International entities	(37,243)	8,677	6,587
Total	$(70,963)	$(6,305)	$(6,246)

(Loss) income before expense (benefit) for income taxes for international entities reflects (loss) income based on statutory transfer pricing agreements. This amount does not correlate to consolidated international revenue, which occurs from our U.S. entity.

Deferred income taxes on the Consolidated Balance Sheets result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The significant components of current and non-current deferred taxes as of December 31, 2022 and 2021 consist of the following:

(In thousands)	2022	2021
Deferred tax assets:
Inventory	$5,818	$9,538
Accrued expenses	7,865	3,851
Deferred compensation	5,792	7,027
Stock-based compensation	1,373	1,469
Uncertain tax positions related to state taxes and related interest	102	124
Pensions	5,952	6,061
Foreign losses	4,744	2,862
State losses and credit carry-forwards	3,516	5,914
Federal loss and research carry-forwards	64,995	21,606
Lease liabilities	4,093	1,471
Capitalized research and development expenditures	31,248	9,349
Investments	160	—
Valuation allowance	(5,201)	(50,564)
Total Deferred Tax Assets	130,457	18,708

Deferred tax liabilities:
Property, plant and equipment	(8,982)	(3,590)
Intellectual property	(108,671)	(3,230)
Right of use lease assets	(6,594)	(1,459)
Investments	—	(1,350)
Total Deferred Tax Liabilities	(124,247)	(9,629)
Net Deferred Tax Assets	$6,210	$9,079

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

As of December 31, 2022 and 2021, non-current deferred taxes reflected deferred taxes on net unrealized gains and losses on available-for-sale investments and deferred taxes on unrealized losses in our pension plan. The net change in non-current deferred taxes associated with these items, which resulted in a deferred tax expense of $2.0 million and $1.6 million in 2022 and 2021, respectively, was recorded as an adjustment to other comprehensive (loss) income, presented in the Consolidated Statements of Comprehensive (Loss) Income.

The Company continually reviews the adequacy of its valuation allowance and recognizes the benefits of deferred tax assets only as the reassessment indicates that it is more likely than not that the deferred tax assets will be recognized in accordance with ASC 740, Income Taxes. Our assessment of the realizability of our deferred tax assets includes the evaluation of evidence, some of which requires significant judgment, including historical operating results, the evaluation of a three-year cumulative income position, future taxable income projections and tax planning strategies. Should management’s conclusion change in the future and additional valuation allowance or a partial or full release of the valuation allowance become necessary, it could have a material effect on our consolidated financial statements. During the fourth quarter of 2022, after considering all quantitative and qualitative evidence, including our cumulative income position, historical operating performance and future income projections, we have determined that the positive evidence overcame the negative evidence and have concluded that it is more likely than not that a substantial portion of our U.S. federal and certain other state deferred tax assets were realizable. As a result we have released the majority of our valuation allowance against those assets.

As of December 31, 2022 and 2021, the Company had gross deferred tax assets totaling $11.4 million offset by a valuation allowance totaling $5.2 million and gross deferred tax assets totaling $59.6 million offset by a valuation allowance of $50.6 million, respectively. Of the current valuation allowance, $3.2 million was established against our domestic deferred tax assets and the remaining $2.0 million is related to foreign net operating loss and research and development credit carryforwards where we lacked sufficient activity to realize those deferred tax assets. The change in our valuation allowance for the year ending December 31, 2022 was a decrease of $45.4 million. The change in the valuation allowance was primarily related to the previously mentioned release of the valuation allowance in the fourth quarter of 2022. The large increase during the year in our international deferred tax liabilities was primarily related to purchase price accounting, partially offset with acquired deferred tax assets as a result of the ADVA acquisition, that was completed in the third quarter of 2022.

Supplemental balance sheet information related to deferred tax assets (liabilities) as of December 31, 2022 and 2021 were as follows:

	December 31, 2022
(In thousands)	Deferred Tax Assets (Liabilities)	Valuation Allowance	Deferred Tax Assets (Liabilities), net
Domestic	$61,726	$(3,177)	$58,549
International	(50,315)	(2,024)	(52,339)
Total	$11,411	$(5,201)	$6,210

	December 31, 2021
(In thousands)	Deferred Tax Assets	Valuation Allowance	Deferred Tax Assets, net
Domestic	$48,265	$(48,265)	$—
International	11,378	(2,299)	9,079
Total	$59,643	$(50,564)	$9,079

As of December 31, 2022 and 2021, the deferred tax assets for foreign and domestic loss carry-forwards, research and development tax credits, unamortized research and development costs and state credit carry-forwards totaled $104.5 million and $39.7 million, respectively. As of December 31, 2022, $21.8 million of these deferred tax assets will expire at various times between 2023 and 2038. The remaining deferred tax assets will either amortize through 2038 or carryforward indefinitely.

As of December 31, 2022 and 2021, respectively, our cash and cash equivalents were $108.6 million and $56.6 million and short-term investments were $0.3 million and $0.4 million, which provided available short-term liquidity of $108.9 million and 57.0 million. Of these amounts, our foreign subsidiaries held cash of $86.3 million and $47.7 million, respectively, representing approximately 79% and 84% of available short-term liquidity, which is used to fund ongoing liquidity needs of these subsidiaries. As part of our restructuring plan, the Company’s assertion on being indefinitely reinvested changed in a particular jurisdiction in a previous year. The Company has a withholding tax liability of $0.4 million and $0.7 million as of December 31, 2022 and 2021, respectively. The Company maintains its assertion in all other jurisdictions that it is indefinitely reinvesting its funds held in foreign jurisdictions outside of the U.S., except to the extent any of these funds can be repatriated without withholding tax. However, if all of these funds were repatriated to the U.S., or used for U.S. operations, certain amounts could be subject to tax. Due to the timing and circumstances of repatriation of such earnings, if any, it is not practicable to determine the amount of funds subject to unrecognized deferred tax liability.

During 2022, 2021 and 2020, no income tax benefit or expense was recorded for stock options exercised as an adjustment to equity.

The change in the unrecognized income tax benefits for the years ended December 31, 2022, 2021 and 2020 were as follows:

(In thousands)	2022	2021	2020
Balance at beginning of period	$17,836	$1,078	$1,487
Increases for tax position related to:
Prior years	—	17,025	4
Current year	123	136	165
Decreases for tax positions related to:
Prior years	(13)	(27)	—
Expiration of applicable statute of limitations	(61)	(376)	(578)
Balance at end of period	$17,885	$17,836	$1,078

As of December 31, 2022, 2021 and 2020, our total liability for unrecognized tax benefits was $17.9 million, $17.8 million and $1.1 million, respectively, of which $17.9 million, $17.8 million and $1.0 million, respectively, would reduce our effective tax rate if we were successful in upholding all of the uncertain positions and recognized the amounts recorded. We classify interest and penalties recognized on the liability for unrecognized tax benefits as income tax expense. As of December 31, 2022, 2021 and 2020, the balances of accrued interest and penalties were $0.1 million, $0.2 million and $0.3 million, respectively.

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

Note 16 – Employee Benefit Plans

Pension Benefit Plan

We maintain a defined benefit pension plan covering employees in certain foreign countries.

In connection with the Business Combination, we acquired $29.6 million of additional obligations and $22.3 million of assets related to postemployment benefit plans for certain groups of employees at our new operations outside of the U.S. Plans vary depending on the legal, economic, and tax environments of the respective country. For defined benefit plans, accruals for pensions and similar commitments have been included in the results for this year. The new defined benefit plans are for employees in Switzerland, Italy, Israel and India:

•
In Switzerland, there are two defined benefit pension plans. Both plans provide benefits in the event of retirement, death or disability. The plan's benefits are based on age, years of service, salary and on a participants old age account. The plans are financed by contributions paid by the participants and by the Company.
•
In Italy, the post-employment benefit plan is required due to statutory provisions. The plan is financed directly by the Company on a pay as you go basis. Employees receive their pension payments as a function of salary, inflation and a notional account.
•
In Israel, there is a defined benefit pension plan that provides benefits in the event of a participant being dismissed involuntarily, retirement or death. The plan's benefits are based on the higher of the severance benefit required by law or the cash surrender value of the severance benefit component of any qualifying insurance policy or long-term employee benefit fund that is registered in the participants name. The plan is financed by contributions paid by the Company.
•
In India, the post-employment benefit plan is required due to statutory provisions. The plan is financed directly by the Company on a pay as you go basis.

The pension benefit plan obligations and funded status as of December 31, 2022 and 2021, were as follows:

(In thousands)	2022		2021
Change in projected benefit obligation:
Projected benefit obligation at beginning of period	$73,779	(1)	$50,927
Service cost	1,426		1,229
Interest cost	1,168		339
Actuarial gain - experience	(2,039)		(750)
Actuarial gain - assumptions	(11,128)		(3,327)
Benefit payments	(1,400)		(756)
Effects of foreign currency exchange rate changes	(2,462)		(3,498)
Projected benefit obligation at end of period	59,344		44,164
Change in plan assets:
Fair value of plan assets at beginning of period	55,084	(1)	32,263
Actual (loss) gain on plan assets	(4,372)		2,943
Contributions	382		—
Effects of foreign currency exchange rate changes	(2,374)		(2,444)
Fair value of plan assets at end of period	48,720		32,762
Unfunded status at end of period	$(10,624)		$(11,402)
(1)
In connection with the Business Combination, we acquired $29.6 million of additional projected benefit obligations and.$22.3 million of plan assets whose beginning of period measurement date is July 15, 2022.

The accumulated benefit obligation was $56.8 million and $44.2 million as of December 31, 2022 and 2021, respectively. The decrease in the accumulated benefit obligation, projected benefit obligation and the actuarial loss was primarily attributable to an increase in the discount rate during 2022.

The net amounts recognized in the Consolidated Balance Sheets for the unfunded pension liability as of December 31, 2022 and 2021 were as follows:

(In thousands)	2022	2021
Current liability	$—	$—
Pension liability	10,624	11,402
Total	$10,624	$11,402

The components of net periodic pension cost, other than the service cost component, are included in other income (expense), net in the Consolidated Statements of (Loss) Income. The components of net periodic pension cost and amounts recognized in other comprehensive (loss) income for the years ended December 31, 2022, 2021 and 2020 were as follows:

(In thousands)	2022	2021	2020
Net periodic benefit cost:
Service cost	$1,426	$1,229	$1,270
Interest cost	1,168	339	444
Expected return on plan assets	(2,129)	(1,842)	(1,679)
Amortization of actuarial losses	355	1,088	970
Net periodic benefit cost	820	814	1,005
Other changes in plan assets and benefit obligations recognized in other comprehensive (loss) income:
Net actuarial (gain) loss	(6,549)	(4,984)	1,784
Amortization of actuarial losses	(113)	(825)	(1,212)
Amount recognized in other comprehensive (loss) income	(6,662)	(5,809)	572
Total recognized in net periodic benefit cost and other comprehensive (loss) income	$(5,842)	$(4,995)	$1,577

The amounts recognized in accumulated other comprehensive (loss) income as of December 31, 2022 and 2021 were as follows:

(In thousands)	2022	2021
Net actuarial loss	$(1,073)	$(7,736)

The defined benefit pension plan is accounted for on an actuarial basis, which requires the use of various assumptions, including an expected rate of return on plan assets and a discount rate. The expected return on our plans assets is utilized in determining the benefit obligation and net periodic benefit cost is derived from periodic studies, which include a review of asset allocation strategies, anticipated future long-term performance of individual asset classes, risks using standard deviations and correlations of returns among the asset classes that comprise the plans' asset mix. While the studies give appropriate consideration to recent plan performance and historical returns, the assumptions are primarily long-term, prospective rates of return. The discount rate has been derived from the returns of high-quality, corporate bonds denominated in Euro currency with durations close to the duration of our pension obligations.

The weighted-average assumptions that were used to determine the net periodic benefit cost for the years ended December 31, 2022, 2021 and 2020 were as follows:

	2022	2021	2020
Discount rate	3.24%	1.16%	1.00%
Rate of compensation increase	2.17%	2.00%	2.00%
Expected long-term rates of return	4.65%	5.90%	5.90%

The weighted-average assumptions that were used to determine the benefit obligation as of December 31, 2022 and 2021:

	2022	2021	2020
Discount rate	3.10%	1.16%	0.69%
Rate of compensation increase	2.17%	2.00%	2.00%

Actuarial gains and losses are recorded in accumulated other comprehensive (loss) income. To the extent unamortized gains and losses exceed 10% of the higher of the market-related value of assets or the projected benefit obligation, the excess is amortized as a component of net periodic pension cost over the remaining service period of active participants.

The Company anticipates making approximately $1.8 million in contributions to the pension plans in 2023

The following pension benefit payments, which reflect expected future service, as appropriate, are expected to be paid to participants:

(In thousands)
2023	$2,377
2024	2,303
2025	3,331
2026	3,092
2027	3,710
2028 - 2032	18,287
Total	$33,100

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

We have categorized our cash equivalents and our investments held at fair value into this hierarchy as follows:

	Fair Value Measurements at December 31, 2022 Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$1,423	$1,423	$—	$—
Available-for-sale securities
Bond funds:
Corporate bonds	13,256	13,256	—	—
Government bonds	5,490	5,490	—	—
Equity funds:	—	—	—	—
Global equity	15,452	15,452	—	—
Balanced fund	5,190	5,190	—	—
Emerging markets	1,707	1,707	—	—
Large cap value	194	194	—	—
Global real estate fund	6,008	6,008	—	—
Available-for-sale securities	47,297	47,297	—	—
Total	$48,720	$48,720	$—	$—

	Fair Value Measurements at December 31, 2021 Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$801	$801	$—	$—
Available-for-sale securities
Bond funds:
Corporate bonds	7,528	7,528	—	—
Government bonds	5,721	5,721	—	—
Equity funds:
Global equity	12,170	12,170	—	—
Balanced fund	2,919	2,919	—	—
Emerging markets	2,259	2,259	—	—
Large cap value	235	235	—	—
Global real estate fund	1,129	1,129	—	—
Available-for-sale securities	31,961	31,961	—	—
Total	$32,762	$32,762	$—	$—

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

401(k) Savings Plan

We maintain the ADTRAN, Inc. 401(k) Retirement Plan (the “Savings Plan”) for the benefit of eligible employees. The Savings Plan is intended to qualify under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”), and is intended to be a “safe harbor” 401(k) plan under Code Section 401(k)(12). The Savings Plan allows employees to save for retirement by contributing part of their compensation to the plan on a tax-deferred basis. The Savings Plan also requires us to contribute a “safe harbor” amount each year. We match up to 4% of employee contributions (100% of an employee’s first 3% of contributions and 50% of their next 2% of contributions), beginning on the employee’s one-year anniversary date. In calculating our matching contribution, compensation up to the statutory maximum under the Code is used ($305,000 for 2022). All matching contributions under the Savings Plan vest immediately. Employer contribution expense and plan administration costs for the Savings Plan amounted to approximately $4.1 million, $3.9 million and $4.0 million in 2022, 2021 and 2020, respectively.

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

Assets of the Trust are deemed invested in mutual funds that cover an investment spectrum ranging from equities to money market instruments. These mutual funds are publicly quoted and reported at fair value. The fair value of the assets held by the Trust and the amounts payable to the plan participants as of December 31, 2022 and 2021 were as follows:

(In thousands)	2022	2021
Fair Value of Plan Assets
Long-term investments	$22,943	$26,935
Total Fair Value of Plan Assets	$22,943	$26,935
Amounts Payable to Plan Participants
Deferred compensation liability	$26,668	$31,383
Total Amounts Payable to Plan Participants	$26,668	$31,383

The Trust held $3.7 million and $4.1 million of common stock in the Company as of December 31, 2022 and 2021, respectively. Shares of the Company held by the Trust are recorded at cost and classified as treasury stock on the Consolidated Balance Sheet.

Interest and dividend income of the Trust are included in interest and dividend income in the accompanying 2022, 2021 and 2020 Consolidated Statements of (Loss) Income. Changes in the fair value of the plan assets held by the Trust have been included in other income (expense) in the accompanying 2022, 2021 and 2020 Consolidated Statements of (Loss) Income. Changes in the fair value of the deferred compensation liability are included as selling, general and administrative expense in the accompanying 2022, 2021 and 2020 Consolidated Statements of (Loss) Income. Based on the changes in the total fair value of the Trust’s assets, the Company recorded deferred compensation income in 2022, 2021 and 2020 of $6.3 million, $0.9 million and $4.3 million, respectively.

Retiree Medical Coverage

Medical, dental and prescription drug coverage is provided to certain spouses and former spouses of current and former officers on the same terms as provided to our active officers for up to 30 years. As of December 31, 2022 and 2021, this liability totaled $0.2 million and $0.3 million, respectively.
Note 17 – Equity

The following table presents changes in accumulated other comprehensive (loss) income, net of tax, by components of accumulated other comprehensive (loss) income for the years ended December 31, 2022, 2021 and 2020:

(In thousands)	Unrealized Gains (Losses) on Available- for-Sale Securities	Defined Benefit Plan Adjustments	Foreign Currency Adjustments	ASU 2018-02 Adoption (1)	Total
Balance as of December 31, 2019	$(284)	$(9,226)	$(7,292)	$385	$(16,417)
Other comprehensive (loss) income before reclassifications	749	(1,231)	4,857	—	4,375
Amounts reclassified from accumulated other comprehensive (loss) income	(433)	836	—	—	403
Balance as of December 31, 2020	32	(9,621)	(2,435)	385	(11,639)
Other comprehensive (loss) income before reclassifications	(705)	3,439	(3,699)	—	(965)
Amounts reclassified from accumulated other comprehensive (loss) income	121	569	—	—	690
Balance as of December 31, 2021	(552)	(5,613)	(6,134)	385	(11,914)
Other comprehensive (loss) income before reclassifications	(41)	4,519	53,396	—	57,874
Amounts reclassified from accumulated other comprehensive (loss) income	(243)	78	—	—	(165)
Net current period other comprehensive (loss) income	(284)	4,597	53,396	—	57,709
Less: Comprehensive Loss attributable to non-controlling interest, net of tax	—	—	(918)	—	(918)
Balance as of December 31, 2022	$(836)	$(1,016)	$48,180	$385	$46,713
(1)
With the adoption of ASU 2018-02 on January 1, 2019, stranded tax effects related to the Tax Cuts and Jobs Act of 2017 were reclassified to retained earnings.

The following tables present the details of reclassifications out of accumulated other comprehensive (loss) income for the years ended December 31, 2022, 2021 and 2020:

(In thousands)	For the year ended December 31,
Details about Accumulated Other Comprehensive (Loss) Income Components	2022	2021	2020	Affected Line Item in the Statement Where Net (Loss) Income Is Presented
Unrealized (loss) gains on available-for-sale securities:
Net realized gain (loss) on sales of securities	$328	$(164)	$585	Net investment gain
Defined benefit plan adjustments – actuarial losses	(113)	(825)	(1,212)	(1)
Total reclassifications for the period, before tax	215	(989)	(627)
Tax (benefit) expense	(50)	299	224
Total reclassifications for the period, net of tax	$165	$(690)	$(403)

(1)
Included in the computation of net periodic pension cost. See Note 16 for additional information.

The following tables present the tax effects related to the change in each component of other comprehensive (loss) income for the years ended December 31, 2022, 2021 and 2020:

	2022
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Unrealized gains (losses) on available-for-sale securities	$(55)	$14	$(41)
Reclassification adjustment for amounts related to available-for-sale investments included in net income (loss)	(328)	85	(243)
Defined benefit plan adjustments	6,549	(2,030)	4,519
Reclassification adjustment for amounts related to defined benefit plan adjustments included in net income (loss)	113	(35)	78
Foreign currency translation adjustment	53,396	—	53,396
Total Other Comprehensive (Loss) Income	$59,675	$(1,966)	$57,709

	2021
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Unrealized gains (losses) on available-for-sale securities	$(953)	$248	$(705)
Reclassification adjustment for amounts related to available-for-sale investments included in net income (loss)	164	(43)	121
Defined benefit plan adjustments	4,984	(1,545)	3,439
Reclassification adjustment for amounts related to defined benefit plan adjustments included in net income (loss)	825	(256)	569
Foreign currency translation adjustment	(3,699)	—	(3,699)
Total Other Comprehensive (Loss) Income	$1,321	$(1,596)	$(275)

	2020
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Unrealized gains (losses) on available-for-sale securities	$1,012	$(263)	$749
Reclassification adjustment for amounts related to available-for-sale investments included in net (loss) income	(585)	152	(433)
Defined benefit plan adjustments	(1,784)	553	(1,231)
Reclassification adjustment for amounts related to defined benefit plan adjustments included in net (loss) income	1,212	(376)	836
Foreign currency translation adjustment	4,857	—	4,857
Total Other Comprehensive (Loss) Income	$4,712	$66	$4,778

Note 18 – Segment Information and Major Customers

The chief operating decision maker regularly reviews the Company’s financial performance based on two reportable segments: (1) Network Solutions and (2) Services & Support.

The Network Solutions segment includes hardware and software products that enable a digital future which support the Company's Subscriber, Access and Aggregation, and Optical Networking Solutions. The Company's cloud-managed Wi-Fi gateways, virtualization software, and switches provide a mix of wired and wireless connectivity at the customer premises. In addition, its Carrier Ethernet products support a variety of applications at the network edge ranging from mobile backhaul to connecting enterprise customers (“Subscriber Solutions"). The Company's portfolio includes products for multi-gigabit service delivery over fiber or alternative media to homes and businesses.

The Services & Support segment offers a comprehensive portfolio of network design, implementation, maintenance and cloud-hosted services supporting its Subscriber, Access and Aggregation, and Optical Networking Solutions. These services assist operators in the deployment of multi-vendor networks while reducing their cost to maintain these networks. The cloud-hosted services include a suite of SaaS applications under the Company's Mosaic One platform that manages end-to-end network and service optimization for both fiber access infrastructure and mesh Wi-Fi connectivity. The Company backs these services with a global support organization that offers on-site and off-site support services with varying SLAs.

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

The following table presents information about revenue and gross profit of our reportable segments for each of the years ended December 31, 2022, 2021 and 2020:

	2022		2021		2020
(In thousands)	Revenue	Gross Profit	Revenue	Gross Profit	Revenue	Gross Profit

Network Solutions	$916,793	$269,688	$498,834	$190,993	$438,015	$193,789
Services & Support	108,743	57,564	64,170	27,384	68,495	23,762
Total	$1,025,536	$327,252	$563,004	$218,377	$506,510	$217,551

For the years ended December 31, 2022, 2021 and 2020, $3.2 million, $1.2 million and $1.4 million, respectively, of depreciation expense was included in gross profit for our Network Solutions segment. For the years ended December 31, 2022, 2021 and 2020, $10 thousand, $14 thousand and $32 thousand, respectively, of depreciation expense was included in gross profit for our Services & Support segment.

Revenue by Category

In addition to its reportable segments, revenue is also reported for the following three categories – Subscriber Solutions, Access & Aggregation Solutions, and Optical Networking Solutions.

Prior to the Business Combination with ADVA on July 15, 2022, ADTRAN reported revenue across the following three categories: (1) Access & Aggregation, (2) Subscriber Solutions & Experience and (3) Traditional & Other Products. Following the Business Combination with ADVA, the Company has recast these revenues such that ADTRAN’s former Access & Aggregation revenue is combined with a portion of the applicable ADVA solutions to create Access & Aggregation Solutions, ADTRAN’s former Subscriber Solutions & Experience revenue is combined with a portion of the applicable ADVA solutions to create Subscriber Solutions, and the revenue from Traditional & Other products is now included in the applicable Access & Aggregation Solutions or Subscriber Solutions category. Optical Networking Solutions is a new revenue category added to represent a meaningful portion of ADVA’s portfolio.

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

The following tables disaggregate our revenue by category for the years ended December 31, 2022, 2021 and 2020:

	2022
(In thousands)	Network Solutions	Services & Support	Total

Subscriber Solutions	$364,238	$26,216	$390,454
Access & Aggregation Solutions	326,934	47,068	374,002
Optical Networking Solutions	225,621	35,459	261,080
Total	$916,793	$108,743	$1,025,536

	2021
(In thousands)	Network Solutions	Services & Support	Total
Subscriber Solutions	$189,825	$16,385	$206,210
Access & Aggregation Solutions	309,009	47,785	356,794
Optical Networking Solutions	—	—	—
Total	$498,834	$64,170	$563,004

	2020
(In thousands)	Network Solutions	Services & Support	Total
Subscriber Solutions	$163,349	$15,315	$178,664
Access & Aggregation Solutions	274,666	53,180	327,846
Optical Networking Solutions	—	—	—
Total	$438,015	$68,495	$506,510

Additional Information

The following table presents revenue information by geographic area for the years ended December 31, 2022, 2021 and 2020:

(In thousands)	2022	2021	2020
United States	$517,433	$374,600	$352,079
United Kingdom	189,685	56,355	13,799
Germany	146,797	65,229	74,882
Other international	171,621	66,820	65,750
Total	$1,025,536	$563,004	$506,510

Customers comprising more than 10% of revenue can change from year to year. Single customers comprising more than 10% of revenue in 2022 included one customer, at 10.4%, which was a service provider and was included in both our Network Solutions and Services & Support segments. Single customers comprising more than 10% of revenue in 2021 included one customer at 18% and was included in both our Network Solutions and Services & Support segments. Single customers comprising more than 10% of revenue in 2020 included three customers at 15%, 12% and 10% and was included in both our Network Solutions and Services & Support segments. Other than those with more than 10% of revenue disclosed above our next five largest customers can change, and have historically changed, from year-to-year. The next five largest customers combined represented 33%, 38% and 34% of total revenue in 2022, 2021 and 2020, respectively.

As of December 31, 2022, property, plant and equipment, net totaled $110.7 million, which included $56.2 million held in the U.S. and $54.5 million held outside the U.S. As of December 31, 2021, property, plant and equipment, net totaled $55.8 million, which included $53.0 million held in the U.S. and $2.8 million held outside the U.S. Property, plant and equipment, net is reported on a Company-wide, functional basis only.

Note 19 – Liability for Warranty Returns

The liability for warranty obligations totaled $7.2 million and $5.4 million as of December 31, 2022 and 2021, respectively. These liabilities are included in accrued expenses and other liabilities and other non-current liabilities in the accompanying Consolidated Balance Sheets.

A summary of warranty expense and write-off activity for the years ended December 31, 2022, 2021 and 2020 is as follows:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Balance at beginning of period	$5,403	$7,146	$8,394
Plus: ADVA acquisition	3,756	—	—
Plus: Amounts charged to cost and expenses	3,104	855	1,538
Plus: Foreign currency translation adjustments	334
Less: Deductions	(5,401)	(2,598)	(2,786)
Balance at end of period	$7,196	$5,403	$7,146

Note 20 – Commitments and Contingencies

Legal Matters

From time to time the Company is subject to or otherwise involved in various lawsuits, claims, investigations and legal proceedings that arise out of or are incidental to the conduct of our business (collectively, “Legal Matters”), including those relating to employment matters, patent rights, regulatory compliance matters, stockholder claims, and contractual and other commercial disputes. Such Legal Matters, even if not meritorious, could result in the expenditure of significant financial and managerial resources. Additionally, an unfavorable outcome in a legal matter, including in a patent dispute, could require the Company to pay damages, entitle claimants to other relief, such as royalties, or could prevent the Company from selling some of its products in certain jurisdictions. At this time, the Company is unable to predict the outcome of or estimate the possible loss or range of loss, if any, associated with such legal matters.

Performance Bonds

Certain contracts, customers and jurisdictions in which the Company do business require us to provide various guarantees of performance such as bid bonds, performance bonds and customs bonds. As of December 31, 2022 and December 31, 2021, the Company had commitments related to these bonds totaling $22.0 million and $22.9 million, respectively, which expire at various dates through April

2031. In general the Company would only be liable for the amount of these guarantees in the event of default under each contract, the probability of which the Company believes is remote.

Purchase Commitments

The Company purchases components from a variety of suppliers and use contract manufacturers to provide manufacturing services for our products. Our inventory purchase commitments are for short-term product manufacturing requirements as well as for commitments to suppliers to secure manufacturing capacity. Certain of our inventory purchase commitments with contract manufacturers and suppliers relate to arrangements to secure supply and pricing for certain product components for multi-year periods. As of December 31, 2022, purchase commitments totaled $552.4 million.

Note 21 – Current Expected Credit Losses

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

As of December 31, 2022 and 2021, the Company’s net outstanding accounts receivable balance was $279.4 million and $158.7 million, respectively. The Company assessed the need for an allowance for credit losses related to its outstanding accounts receivable using the historical loss-rate method as well as assessing asset-specific risks. The Company’s historical losses related to accounts receivable have been immaterial as evidenced by its historical allowance and write-offs due to collectability. The assessment of asset-specific risks included the evaluation of relevant available information, from internal and external sources, relating to current conditions that may affect a customer’s ability to pay, such as the customer’s current financial condition, credit rating by geographic location, as provided by a third party and/or by customer, if needed, and the overall macro-economic conditions in which the customer operates. The Company pooled assets by geographic location to determine if an allowance should be applied to its accounts receivable balance, assessing the specific country risk rating and overall economics of that particular country. If elevated risk existed, or customer specific risk indicated the accounts receivable balance was at risk, the Company further analyzed the need for an allowance related to specific accounts receivable balances. Additionally, the Company determined that significant changes to customer country risk rating from period-to-period and from the end of the prior year to the end of the current quarter would require further review and analysis by the Company.

Credit losses totaling less than $0.1 million were recorded for the year ended December 31, 2022, related to accounts receivable. No credit losses were recorded for the years ended December 31, 2021 and 2020 related to accounts receivable. The Company's allowance for credit losses related to accounts receivable was less than $0.1 as of December 31, 2022. The Company had no allowance for credit losses related to accounts receivable as of December 31, 2021.

Contract Assets

The Company records contract assets when it has recognized revenue but has not yet billed the customer. As of December 31, 2022 and 2021, the Company’s outstanding contract asset balance was $1.9 million and $0.5 million, respectively, which is included in other receivables on the Consolidated Balance Sheets. The Company assessed the need for an allowance for credit losses related to its outstanding contract assets using the historical loss-rate method as well as asset-specific risks. The Company’s historical losses related to contract assets receivable have been immaterial as evidenced by historical write-offs due to collectability. Asset-specific risk included the evaluation of relevant available information, from internal and external sources, relating to current conditions that may affect a customer’s ability to pay once invoiced, such as the customer’s financial condition, credit rating by geographic location as provided by a third party and/or by customer, if needed, and the overall macro-economic conditions in which the customer operates. The Company pooled assets by geographic location to determine if an allowance should be applied to its contract asset balance, assessing the specific country risk rating and the overall economics of that particular country. If elevated risk existed, or customer specific risk indicated the contract balance was at risk, the Company further analyzed the need for an allowance related to specific customer balances. Additionally, the Company determined that significant changes to customer country risk rating from period-to-period and from the end of the prior year to the end of the current quarter would be subject to further review and analysis by the Company.

No allowance for credit losses was recorded for the year ended December 31, 2022 and 2021 related to contract assets.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements as of December 31, 2022, 2021 or January 1, 2021.

Available-for-Sale Debt Securities

As of December 31, 2022 and 2021 the Company’s available-for-sale debt securities totaled $9.3 million and $30.1 million, respectively. These securities were analyzed at the individual investment level, by Committee on Uniform Securities Identification Procedures (“CUSIP”), to limit credit losses, if applicable, to reflect only the amount by which the fair value of the security was less than its amortized cost. The Company noted that, as of December 31, 2022 and, 2021, there was no intent to sell any of its available-for-sale debt securities before maturity, and, therefore, the Company assessed the need for an allowance for each of its available-for-sale debt securities in which the fair value was less than its amortized cost as of December 31, 2022 and 2021. Accrued interest receivable on available-for-sale debt securities, which is included in other receivables on the Consolidated Balance Sheets as of December 31, 2022 and 2021, which totaled less than $0.1 million and was excluded from the estimate of credit losses for both periods based on the Company’s accounting policy election. Income generated from available-for-sale debt securities was recorded as interest and dividend income in the Consolidated Statements of (Loss) Income.

The Company had 99 positions in available-for-sale debt securities that were in an unrealized loss position as of December 31, 2022. See Note 6 for additional information.

For those available-for-sale debt securities whose fair value was less than its amortized cost basis, the Company analyzed additional criteria such as adverse conditions specifically related to the security, an industry or geographic area, failure of the issuer of the security to make scheduled interest or principal payments, if applicable, and any changes to the rating of the security by a rating agency to determine if a credit loss existed. The Company used information provided by its investment manager to determine if any scheduled interest or principal payments had not been received and used a third party to determine if any changes to credit ratings had occurred. Principal and interest payments are considered past due when payment has not been received based on scheduled terms of each debt security. The Company ceases to accrue interest on debt securities on a case by case basis. As of December 31, 2022, the Company noted that all principal and interest payments had been received as scheduled and that there had been no changes in credit ratings year-over-year or period-over-period that warranted further review.

No allowance for credit losses was recorded for the years ended December 31, 2022 and 2021 related to the Company’s available-for-sale debt securities.

Note 22 – (Loss) Earnings per Share

The calculations of basic and diluted (loss) earnings per share for the years ended December 31, 2022, 2021 and 2020 are as follows:

(In thousands, except for per share amounts)	2022	2021	2020
Numerator
Net (Loss) Income attributable to ADTRAN Holdings, Inc.	$(2,037)	$(8,635)	$2,378
Denominator
Weighted average number of shares – basic	62,346	48,582	47,996
Effect of dilutive securities:
PSUs, RSUs and restricted stock	—	—	292
Weighted average number of shares – diluted	62,346	48,582	48,288
(Loss) earnings per share attributable to ADTRAN Holdings, Inc. – basic	$(0.03)	$(0.18)	$0.05
(Loss) earnings per share attributable to ADTRAN Holdings, Inc. – diluted	$(0.03)	$(0.18)	$0.05

For each of the years ended December 31, 2022, 2021 and 2020, less than 0.1 million, 0.1 million and 0.1 million shares of unvested or unearned, as applicable, PSUs, RSUs and restricted stock were excluded from the calculation of diluted (loss) earnings per share due to their anti-dilutive effect.

For the year ended December 31, 2022, 2021 and 2020, 0.2 million, 0.3 million and 3.6 million stock options, respectively, were outstanding but were not included in the computation of diluted (loss) earnings per share due to their exercise prices being greater than the average market price of the common shares during the quarter, making them anti-dilutive under the treasury stock method.

Note 23 – Restructuring

During the fourth quarter of 2022, the Company initiated a multi-year integration program designed to optimize the assets, business processes, and information technology systems of the Company in relation to the Business Combination with ADVA. The integration program is expected to maximize cost synergies by realizing operation scale, combining sales channels, streamlining corporate and general and administrative functions and combining sourcing and production costs.

During the second half of 2019, the Company initiated a restructuring plan to realign its expense structure with the reduction in revenue experienced in recent years and overall Company objectives. As part of this restructuring plan, the Company announced plans to reduce its overall operating expenses, both in the U.S. and internationally. This plan was completed and all amounts paid in 2021.

In February 2019, the Company announced the restructuring of a certain portion of its workforce predominantly in Germany, which included the closure of the Company’s office location in Munich, Germany accompanied by relocation or severance benefits for the affected employees. Voluntary early retirement was offered to certain other employees and was announced in March 2019 and again in August 2020. This plan was completed in 2021 and all amounts paid in 2022.

A reconciliation of the beginning and ending restructuring liability, which is included in accrued wages and benefits in the Consolidated Balance Sheets as of December 31, 2022 and 2021, is as follows:

(In thousands)	2022	2021
Balance at beginning of period	$1,514	$4,186
Plus: Amounts charged to cost and expense	1,629	411
Less: Amounts paid	(2,984)	(3,083)
Balance at end of period	$159	$1,514

Restructuring expenses included in the Consolidated Statements of (Loss) Income are for the years ended December 31, 2022, 2021 and 2020:

(In thousands)	2022	2021	2020
Network solutions - cost of revenue	$8	$13	$220
Services & support - cost of revenue	—	3	235
Cost of revenue	$8	$16	$455
Selling, general and administrative expenses	117	221	1,832
Research and development expenses	1,504	174	3,942
Total restructuring expenses	$1,629	$411	$6,229

The following table represents the components of restructuring expense by geographic area for the years ended December 31, 2022, 2021 and 2020:

(In thousands)	2022	2021	2020

United States	$2	$289	$2,234
International	1,627	122	3,995
Total restructuring expenses	$1,629	$411	$6,229

Note 24 – Subsequent Events

Dividend approval

On February 20, 2023, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.09 per common share to be paid to the Company’s stockholders of record at the close of business on March 7, 2023. The payment date will be March 21, 2023 in the aggregate amount of approximately $7.0 million.

Effectiveness of the Domination and Profit and Loss Transfer Agreement

The DPLTA between the Company, as the controlling company, and ADVA Optical Networking SE, as the controlled company as executed on December 1, 2022, became effective on January 16, 2023, as a result of its registration with the commercial register (Handelsregister) of the local court (Amtsgericht) at the registered seat of ADVA (Jena).

Under the DPLTA, subject to certain limitations pursuant to applicable law and the specific terms of the DPLTA, (i) the Company is entitled to issue binding instructions to the management board of ADVA, (ii) ADVA will transfer its annual profit to the Company, subject to, among other things, the creation or dissolution of certain reserves, and (iii) the Company will generally absorb the annual net loss incurred by ADVA. The obligation of ADVA to transfer its annual profit to the Company applies for the first time to the profit generated in the ADVA fiscal year 2023. The obligation of the Company to absorb ADVA’s annual net loss applies for the first time to the loss generated in the ADVA fiscal year 2023.

Expansion of Wells Fargo Line of Credit & Payoff of ADVA Loans.

Upon the DPLTA becoming effective on January 16, 2023, the available total borrowings under the Wells Fargo Credit Agreement increased from $100 million to $400 million. On January 31, 2023, the Company increased its borrowings under the Credit Agreement from $60.0 million to $187.5 million. In February 2023, the borrowings under the Credit Agreement were paid down by $7.5 million, leaving $180.0 million of borrowings as of February 28, 2023. After considering our outstanding letters of credit, this leaves the Company approximately $198.7 million available for future borrowings as of February 28, 2023. The Company used approximately $51.4 million of the proceeds from the borrowings under the Credit Agreement to retire the outstanding borrowings under ADVA's syndicated credit agreement note payable, syndicated credit agreement working capital line of credit and the Nord/LB revolving line of credit. ADVA's $9.1 million of borrowings under their revolving line of credit with DZ bank remains outstanding.

Integration Bonus Plan

On March 1, 2023, the Compensation Committee of the Board of Directors of the Company established an “Integration Bonus Plan” consisting of a combination of performance-based performance stock units ("PSUs") and cash bonus award amounts (together with the PSUs, the “Integration Awards”). Under the Integration Bonus Plan, certain key employees of the Company, including the Company’s named executive officers as disclosed in the most recent proxy statement filed by the Company with the SEC (the “Participants”), are eligible to earn the Integration Awards over a performance period beginning upon the date of the grant and ending on December 31, 2024 based on the achievement of cost savings targets related to the Business Combination. See Item 9B. Other Information of this report for addition information.

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

As of the end of the period covered by this report, an evaluation was carried out by management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on that evaluation, which excluded the impact of the acquisition of a controlling equity stake in ADVA discussed below, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022.

Management’s Report on Internal Control over Financial Reporting

Management of ADTRAN Holdings, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. ADTRAN’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. ADTRAN’s internal control over financial reporting includes those policies and procedures that:

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

Management assessed the effectiveness of ADTRAN’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013).

As permitted by SEC guidance, we currently exclude ADVA in our evaluation of internal control over financial reporting and related disclosure controls and procedures for the first year after the Business Combination. See “Changes in Internal Control over Financial Reporting” for additional discussion.

Based on our assessment and those criteria, management has concluded that ADTRAN maintained effective internal control over financial reporting as of December 31, 2022.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8.

Auditor Attestation Report on Internal Control over Financial Reporting

The attestation report of our registered public accounting firm on our internal control over financial reporting is included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this report.

Changes in Internal Control over Financial Reporting.

On July 15, 2022, the Company acquired 33,957,538 bearer shares of ADVA, or 65.43% of ADVA’s outstanding bearer shares as of such date, as further described in Note 2 of the Notes to the Condensed Consolidated Financial Statements. At December 31, 2022, ADVA’s assets represented approximately 41.4% of our consolidated assets. For the year ended December 31, 2022, ADVA’s revenues represented approximately 35.7% of our consolidated revenues and loss before income taxes represented approximately 43.8% of our consolidated loss before income taxes. As permitted by SEC guidance, we currently exclude ADVA in our evaluation of internal control over financial reporting and related disclosure controls and procedures for the first year after the Business Combination. However, we are in the process of extending our oversight and monitoring processes that support our internal control over financial reporting and disclosure controls and procedures to include ADVA’s operations. There were no other changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On March 1, 2023, the Compensation Committee of the Board of Directors of the Company established an “Integration Bonus Plan” consisting of a combination of performance-based performance stock units (“PSUs”) and cash bonus award amounts (together with the PSUs, the “Integration Awards”). Under the Integration Bonus Plan, certain key employees of the Company, including the Company’s named executive officers as disclosed in the most recent proxy statement filed by the Company with the SEC (the “Participants”), are eligible to earn the Integration Awards over a performance period beginning upon the date of the grant, March 1, 2023, and ending on December 31, 2024 based on the achievement of cost savings targets related to the Business Combination during such period. The Compensation Committee chose the performance measure of “Company Synergy Achievement” in order to incentivize the Participants to drive cost savings and expected synergies following the closing of the Business Combination, and it approved a target level of synergies against which the Company’s non-GAAP expenses will be measured. For purposes of measuring performance, the Company’s GAAP expenses will be adjusted for restructuring expenses; acquisition-related expenses, amortizations and adjustments; stock-based compensation expense; amortization of actuarial pension losses and the impact of equity market changes on deferred compensation expenses; non-operating income; and any other exclusions adopted by the Company.

If the Company Synergy Achievement over the performance period reaches the performance levels noted below, the Participants will be entitled to a corresponding number of shares of the Company’s common stock under the PSUs:

•
If Company Synergy Achievement is less than the threshold amount, the Participants will not earn any shares under the performance-based PSUs.
•
If Company Synergy Achievement is greater than or equal to the threshold amount but less than the target amount, the Participants will earn shares under the performance-based PSUs equal to 33% of their base salary (as of the date of grant).
•
If the Company Synergy Achievement is greater than or equal to the target amount, the Participants will earn shares under the performance-based PSUs equal to 66% of their base salary.

If the threshold level of Company Synergy Achievement is reached, the Participants are also eligible to receive a cash award up to 66% of their base salary (as of the date of grant) based on the percentage of individual objectives related to cost savings achieved by each Participant, as determined by the Compensation Committee. If the target level of Company Synergy Achievement is achieved and all of the individual objectives are achieved, the Participants will earn a maximum amount under the Integration Bonus Plan equal to 132% of their base salary, as reflected below:

Named Executive Officer	Base Salary (as of March 1, 2023)	Value of Threshold PSU Award (33% of Base Salary)	Value of Target PSU Award (66% of Base Salary)	Target Cash Award (66% of Base Salary)	Max Total Value of Integration Bonus Award
Thomas R. Stanton	$1,000,000	$330,000	$660,000	$660,000	$1,320,000
Michael K. Foliano (1)	$—	$—	$—	$—	$—
James D. Wilson, Jr.	$405,072	$133,674	$267,348	$267,348	$534,696
Ronald D. Centis	$349,398	$115,301	$230,603	$230,603	$461,206
Raymond Harris	$313,611	$103,492	$206,983	$206,983	$413,966

(1) Mr. Foliano did not receive an integration bonus award due to his target award for 2023 under the Variable Incentive Compensation Plan being increased from 60% of base salary to 80% of base salary and due to a one-time bonus earned at the end of 2022 related to the Business Combination.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Code of Ethics

We have adopted a Code of Business Conduct and Ethics, which applies to all employees, officers and directors of ADTRAN. The Code of Business Conduct and Ethics meets the requirements of a "code of ethics" as defined by Item 406 of Regulation S-K, and applies to our Chief Executive Officer, Chief Financial Officer (who is both our principal financial and principal accounting officer), as well as all other employees, as indicated above. The Code of Business Conduct and Ethics also meets the requirements of a code of conduct under NASDAQ listing standards. The Code of Business Conduct and Ethics is posted on our website at www.adtran.com under the links "About – Investor Relations – Corporate Governance – Charters and Documents – Code of Business Conduct and Ethics." We intend to disclose any amendments to the Code of Business Conduct and Ethics, as well as any waivers for executive officers or directors, on our website at www.adtran.com.

Certain information required by this Item regarding ADTRAN’s executive officers is included in Part I of this report under the caption “Information about our Executive Officers” in accordance with the Instructions to Item 401 of Regulation S-K.

Other information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from ADTRAN’s definitive Proxy Statement for the 2022 Annual Meeting of Stockholders (the “2022 Proxy Statement”) to be filed with the SEC pursuant to Regulation 14A.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the 2022 Proxy Statement to be filed with the SEC pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about our common stock that may be issued under all of our existing equity compensation plans as of December 31, 2022, which includes the 2020 Employee Stock Plan and the 2020 Directors Stock Plan (the “Plans”). Each of the Plans has been approved by our stockholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(1)	Weighted average exercise price of outstanding options, warrants and rights (b)(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c )(1)
Equity compensation plans approved by stockholders	4,234,225	$9.06	3,311,439	(2)
Equity compensation plans not approved by stockholders	—	$—	—
Total	4,234,225	$9.06	3,311,439	(2)

(1)
Excludes shares of ADTRAN common stock issuable upon the exercise of stock options originally granted under ADVA’s Stock Option Rights Program 2011 (the “ADVA Option Plan”) and which were assumed by ADTRAN in connection with the consummation of the Business Combination (the “Assumed Options”). As of December 31, 2022, 1,964,083 Assumed Options remained outstanding. The Assumed Options have a weighted-average exercise price of $11.21.
(2)
Represents 3,030,263 shares of common stock available for future issuance pursuant to the 2020 Employee Stock Plan (assuming target payout of outstanding performance share awards) and 281,176 shares of common stock available for future issuance pursuant to the 2020 Directors Stock Plan. Certain shares underlying awards that are forfeited, cancelled or terminated under the Plans will again be available for issuance under the 2020 Employee Stock Plan or the 2020 Directors Stock Plan, as applicable and as described in Note 5 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.

The other information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the 2022 Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the 2022 Proxy Statement to be filed with the SEC pursuant to Regulation 14A.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the 2022 Proxy Statement to be filed with the SEC pursuant to Regulation 14A.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents Filed as Part of This Report.

1. Consolidated Financial Statements

The consolidated financial statements of ADTRAN and the report of independent registered public accounting firm thereon are set forth under Part II, Item 8 of this report.

Consolidated Balance Sheets as of December 31, 2022 and 2021

Consolidated Statements of (Loss) Income for the years ended December 31, 2022, 2021 and 2020

Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2022, 2021 and 2020

Consolidated Statements of Changes in Equity for the years ended December 31, 2022, 2021 and 2020

Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020

Notes to Consolidated Financial Statements

2. Consolidated Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts

3. Exhibits

The following exhibits are filed with or incorporated by reference in this report. Where such filing is made by incorporation by reference to a previously filed registration statement or report, such registration statement or report is identified in parentheses. We will furnish any exhibit upon request to: ADTRAN Holdings, Inc., Attn: Investor Relations, 901 Explorer Boulevard, Huntsville, Alabama 35806. There is a charge of $0.50 per page to cover expenses for copying and mailing.

Effective as of July 8 2022, ADTRAN Holdings, Inc. became the successor to ADTRAN, Inc. Any reference to "ADTRAN, Inc." in these exhibits should be read as "ADTRAN Holdings, Inc." as set forth in the Exhibit List below.

Exhibit Number	Description

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

3.1	Amended and Restated Certificate of Incorporation of ADTRAN, Inc. (incorporated by reference to Exhibit 3.1 to ADTRAN's Form 8-K filed July 8, 2022)

3.2	Amended and Restated Bylaws of ADTRAN Holdings, Inc. (incorporated by reference to Exhibit 3.2 to ADTRAN's Form 8-K filed July 8, 2022).

4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to ADTRAN’s Form 10-K filed February 25, 2020).

10.1	Management Contracts and Compensatory Plans:

(a) ADTRAN, Inc. Variable Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed May 9, 2011).

(b) Form of Notice Letter under the ADTRAN, Inc. Variable Incentive Compensation Plan (incorporated by reference to Exhibit 10.3(b) to ADTRAN’s Form 10-K filed February 25, 2020).

(c) ADTRAN, Inc. 2006 Employee Stock Incentive Plan (incorporated by reference to Exhibit 4.1 to ADTRAN’s Registration Statement on Form S-8 (File No. 333-133927) filed May 9, 2006).

(d)	First Amendment to the ADTRAN, Inc. 2006 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.3(h) to ADTRAN’s 2007 Form 10-K filed February 28, 2008).

(e)	Form of Nonqualified Stock Option Agreement under the 2006 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed June 8, 2006).

(f)	Form of Incentive Stock Option Agreement under the 2006 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed June 8, 2006).

(g)	Summary of Non-Employee Director Compensation (incorporated by reference to Exhibit 10.3(k) to the Company's 2006 Form 10-K filed February 28, 2007).

(h)	ADTRAN, Inc. 2010 Directors Stock Plan (incorporated by reference to Exhibit 4.3 to ADTRAN’s Form S-8 filed July 30, 2010).

(i)	Form of Stock Option Award Agreement under the ADTRAN, Inc. 2010 Directors Stock Plan (incorporated by reference to Exhibit 10.3(k) to the Company's Form 10-K filed February 25, 2020).

(j)	Form of Restricted Stock Award Agreement under the ADTRAN, Inc. 2010 Directors Stock Plan (incorporated by reference to Exhibit 10.3(l) to the Company's Form 10-K filed February 25, 2020).

(k)	ADTRAN, Inc. 2015 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed May 15, 2015).

(l)	Form of Performance Shares Agreement under the ADTRAN, Inc. 2015 Employee Stock Incentive Plan (incorporated by reference to Exhibit 4.5 to the Company's Form S-8 filed December 21, 2016).

(m)	Form of Restricted Stock Unit Agreement under the ADTRAN, Inc. 2015 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed November 16, 2016).

(n)	Form of Option Award Agreement under the ADTRAN, Inc. 2015 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.3(p) to the Company's Form 10-K filed February 25, 2020).

(o)	ADTRAN, Inc. Deferred Compensation Program for Employees, as amended and restated as of June 1, 2010 (incorporated by reference to Exhibit 10.3(n) to the Company's Form 10-K filed February 24, 2016).

(p)	ADTRAN, Inc. Deferred Compensation Program for Directors, as amended and restated as of June 1, 2010 (incorporated by reference to Exhibit 10.3(o) to the Company's Form 10-K filed February 24, 2016).

(q)	ADTRAN, Inc. Equity Deferral Program for Employees, as amended and restated as of October 1, 2011 (incorporated by reference to Exhibit 10.3(p) to the Company's Form 10-K filed February 24, 2016).

(r)	ADTRAN, Inc. Equity Deferral Program for Directors, as amended and restated as of October 1, 2011 (incorporated by reference to Exhibit 10.3(q) to the Company's Form 10-K filed February 24, 2016).

(s)

Form of Clawback Agreement, entered into between ADTRAN, Inc. and each executive officer of ADTRAN, Inc. (incorporated by reference to Exhibit 10.3(x) to the Company's Form 10-K filed February 25, 2020).

	(t)*	Amended and Restated ADTRAN Holdings, Inc. 2020 Employee Stock Incentive Plan.

	(u)*	Amended and Restated ADTRAN Holdings, Inc. 2020 Directors Stock Plan

(v)

Form of Notice Letter with respect to RSU and PSU awards under the ADTRAN, Inc. 2020 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.3 (ae) to the Company's Form 10-K filed February 26, 2021).

(w)

Form of ADTRAN Sales Incentive Compensation Program – General Terms (participants include James D. Wilson) (incorporated by reference to Exhibit 10.3(ad) to the Company’s Form 10-K filed February 26, 2021)

(x)

Form of Notice Letter with respect to restricted stock awards under the ADTRAN, Inc. 2020 Directors Stock Incentive Plan (incorporated by reference to Exhibit 10.3(af) to the Company's Form 10-K filed February 26, 2021).

	(y)	Form of Market-Based Performance Stock Unit Agreement under the ADTRAN, Inc. 2020 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed May 6, 2021)

	(z)	Form of Restricted Stock Unit Agreement under the ADTRAN, Inc. 2020 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed May 6, 2021)

(aa)

Form of Performance Shares Agreement (and Notice Letter) under the ADTRAN, Inc. 2020 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q filed May 6, 2021)

	(ab)	Form of Performance Shares Agreement under the ADTRAN, Inc. 2015 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q filed May 6, 2021)

	(ac)	Amended and Restated Variable Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on January 26, 2023)

	(ad)	Form of VICC Award Letter for Quarterly Bonus Program (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on January 26, 2023)

	(ae)	Employment Agreement dated July 13, 2022 by and between Thomas R. Stanton and ADTRAN Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed July 15, 2022)

	(af)	Settlement Agreement, dated August 4, 2022, by and between ADVA Optical Networking SE and Brian Protiva (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed September 30, 2022)

	(ag)*	Form of 2022 Integration Award Agreement for ADTRAN Holdings, Inc.

10.2

Credit Agreement dated July 18, 2022, by and among ADTRAN Holdings, Inc. and ADTRAN, Inc. as borrowers, in favor of Wells Fargo Bank, National Association as lender (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed July 22, 2022)

10.3

Collateral Agreement dated July 18, 2022, by and among ADTRAN Holdings, Inc., ADTRAN, Inc., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed July 22, 2022)

10.4

Guaranty Agreement dated July 18, 2022, by and between ADTRAN Holdings, Inc. and ADTRAN, Inc. in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed July 22, 2022)

10.5

Domination and Profit and Loss Transfer Agreement between ADTRAN Holdings, Inc. and ADVA Optical Networking SE, dated November 30, 2022 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed December 5, 2022)

21*	Subsidiaries of ADTRAN.

23*	Consent of PricewaterhouseCoopers LLP.

24*	Powers of Attorney.

31*	Rule 13a-14(a)/15d-14(a) Certifications.

32*	Section 1350 Certifications.

101

The following financial statements from the Company's Annual Report on Form 10-K for the year ended December 31, 2021, formatted in inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of (Loss) Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, and (vii) Schedule II – Valuation and Qualifying Accounts.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 1, 2023.

ADTRAN Holdings, Inc. (Registrant)

By:	/s/ Michael Foliano
Michael Foliano
Senior Vice President of Finance and
Chief Financial Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 1, 2023.

Signature	Title

/s/ Thomas R. Stanton	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
Thomas R. Stanton

/s/ Michael Foliano	Senior Vice President of Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Michael Foliano

/s/ Johanna Hey*	Director
Johanna Hey

/s/ H. Fenwick Huss*	Director
H. Fenwick Huss

/s/ Gregory McCray*	Director
Gregory McCray

/s/ Balan Nair*	Director
Balan Nair

/s/ Brian Protiva*	Director
Brian Protiva

/s/ Jacqueline H. Rice*	Director
Jacqueline H. Rice

/s/ Nikos Theodosopoulos*	Director
Nikos Theodosopoulos

/s/ Kathryn A. Walker*	Director
Kathryn A. Walker

*By:	/s/ Michael Foliano
Michael Foliano as Attorney in Fact

ADTRAN Holdings, Inc.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)	Balance at Beginning of Period	Charged to Costs & Expenses	Deductions	Balance at End of Period
Year ended December 31, 2022
Allowance for Credit Losses	$—	49	—	$49
Deferred Tax Asset Valuation Allowance	$50,564	—	45,363	$5,201
Year ended December 31, 2021
Allowance for Credit Losses	$38	(38)	—	$—
Deferred Tax Asset Valuation Allowance	$45,818	6,347	1,601	$50,564
Year ended December 31, 2020
Allowance for Credit Losses	$38	—	—	$38
Deferred Tax Asset Valuation Allowance	$48,616	5,120	7,918	$45,818