Form 10-Q/A
period 2022-09-30
ADTRAN Holdings, Inc.
filed 2023-08-14
CIK 926282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

ADTRAN Holdings, Inc. (“ADTRAN,” the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment No. 1”) to amend and restate certain portions of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2022 filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 9, 2022 (the “Original Filing”).

As previously disclosed in the Company’s Current Report on Form 8-K filed on August 10, 2023, subsequent to the Company’s second fiscal quarter earnings call on August 8, 2023 and during the preparation of its unaudited condensed consolidated financial statements to be included in the Company’s Form 10-Q for the second fiscal quarter ended June 30, 2023 (the “Q2 Form 10-Q”), the Company determined that the principal amount of indebtedness outstanding under the Company’s revolving credit facility with a syndicate of banks, including Wells Fargo Bank, National Association (“Wells Fargo”), should be classified as non-current liabilities on the Company’s condensed consolidated balance sheet. Therefore, the outstanding Wells Fargo revolving credit facility balances for the following prior periods were misclassified and have been adjusted from current to noncurrent liabilities on the balance sheets as follows: $60.0 million as of September 30, 2022, $60.0 million as of December 31, 2022, and $180.0 million as of March 31, 2023. Furthermore, the Company is also correcting certain errors related to the presentation of deferred tax assets (“DTAs”) and deferred tax liabilities (“DTLs”) in the Original Filing’s consolidated balance sheets that were previously assessed as immaterial errors.

On August 10, 2023, the Audit Committee of the Board of Directors (the “Audit Committee”) of the Company concluded, after considering the recommendations of management and discussing with the Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP (“PwC”), that (i) the Company’s unaudited condensed consolidated financial statements as of and for the quarter and year-to-date period ended September 30, 2022 included in Original Filing, (ii) the Company’s audited consolidated financial statements as of and for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and (iii) the Company’s unaudited condensed consolidated financial statements as of and for the quarter ended March 31, 2023 included in the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023, respectively (collectively, the “Non-Reliance Periods”), should not be relied upon. Additionally, the Audit Committee concluded that management's report on internal control over financial reporting as of December 31, 2022, the opinion of PwC on the Company's consolidated financial statements as of and for fiscal year ended December 31, 2022 and the opinion of PwC on the effectiveness of the Company's internal control over financial reporting as of December 31, 2022, should no longer be relied upon.

As a result of the above described misclassification and the identification of the material weakness (as described further in Item 4), the Company is filing this Amendment No. 1 to (i) restate the disclosure on the effectiveness of the Company’s disclosure controls and procedures and restate management’s report on internal control over financial reporting in Part I, Item 4 of the Original Filing, to reflect management’s conclusion that the Company’s internal control over financial reporting and disclosure controls and procedures were not effective at September 30, 2022, (ii) restate the Company’s condensed consolidated financial statements to reflect the adjustment as of September 30, 2022 of $60.0 million of short-term indebtedness to long-term indebtedness, as well as to correct the presentation of DTAs and DTLs as of September 30, 2022, (iii) add two additional risk factors related to the material weakness and restatement, (iv) restate the cash requirements table within Part I, Item 2, MD&A, of the Original Filing to reflect the adjustment as of September 30, 2022 of $60.0 million of short-term indebtedness to long-term indebtedness, and (v) amend Part II – Item 6 Exhibits of the Original Filing to include currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer as required by Section 302 and 906 of the Sarbanes-Oxley Act of 2002, as well as to fix certain immaterial errors.

Pursuant to Rule 12b-15 promulgated by the SEC under the Securities Exchange Act of 1934, as amended, the Company has included the entire text of Part I, Items 1, 2 and 4, as well as Part II, Items 1A and 6, of the Original Filing in this Amendment No. 1. There have been no changes to the text of Part I, Items 1, 2 and 4 or Part II, Items 1A and 6 other than the changes stated in the immediately preceding paragraph. Other than as described above and through the inclusion with this Amendment No. 1 of new certifications by management and amendments to the list of exhibits contained in Part II, Item 6 of the Original Filing, this Amendment No. 1 speaks only as of the date of the Original Filing and does not amend, supplement, or update any information contained in the Original Filing to give effect to any subsequent events (including with respect to the cover page of the Original Filing, which has been updated only to present this filing as Amendment No. 1. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and our reports (including any amendments thereto) filed with the SEC subsequent to the Original Filing.

ADTRAN Holdings, Inc.

Quarterly Report on Form 10-Q/A

For the Three and Nine Months Ended September 30, 2022

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of ADTRAN. ADTRAN and its representatives may from time to time make written or oral forward-looking statements, including statements contained in this report, our other filings with the SEC and other communications with our stockholders. Any statement that does not directly relate to a historical or current fact is a forward-looking statement. Generally, the words, “believe”, “expect”, “intend”, “estimate”, “anticipate”, “will”, “may”, “could” and similar expressions identify forward-looking statements. We caution you that any forward-looking statements made by us or on our behalf are subject to uncertainties and other factors that could affect the accuracy of such statements. The following are some of the risks that could affect our financial performance or could cause actual results to differ materially from those expressed or implied in our forward-looking statements:

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
•
We have had to restate our previously issued consolidated financial statements and, as part of that process, have identified a material weakness in our internal control over financial reporting commencing September 30, 2022 and continuing as of the date hereof. If we are unable to develop and maintain effective internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and may adversely affect our business, financial condition and results of operations.
•
We may face litigation and other risks as a result of the restatement as described in the “Explanatory Note” within this Amendment No. 1 and material weakness in our internal control over financial reporting

Risks related to the telecommunications industry

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

The foregoing list of risks is not exclusive. For a more detailed description of the risk factors associated with our business, see Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 25, 2022 (the “2021 Form 10-K”), as well as the risk factors set forth in Part II, Item 1A of this Amendment No. 1. We caution investors that other factors may prove to be important in the future in affecting our operating results. New factors emerge from time to time, and it is not possible for us to predict all of these factors, nor can we assess the impact each factor, or a combination of factors, may have on our business.

You are further cautioned not to place undue reliance on these forward-looking statements because they speak only of our views as of the date that the statements were made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADTRAN Holdings, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	(As Restated)
	September 30,	December 31,
	2022	2021
ASSETS
Current Assets
Cash and cash equivalents	$111,099	$56,603
Restricted cash	—	215
Short-term investments (includes $803 and $350 of available-for-sale securities as of September 30, 2022 and December 31, 2021, respectively, reported at fair value)	803	350
Accounts receivable, less allowance for credit losses of $218 and $0 as of September 30, 2022 and December 31, 2021, respectively	302,401	158,742
Other receivables	14,350	11,228
Inventory, net	416,163	139,891
Prepaid expenses and other current assets	30,739	9,296
Total Current Assets	875,555	376,325
Property, plant and equipment, net	104,577	55,766
Deferred tax assets	13,035	9,079
Goodwill	357,869	6,968
Intangibles, net	393,575	19,293
Other non-current assets	56,347	30,971
Long-term investments (includes $27,860 and $29,717 of available-for-sale securities as of September 30, 2022 and December 31, 2021, respectively, reported at fair value)	50,131	70,615
Total Assets	$1,851,089	$569,017
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$276,026	$102,489
Revolving credit agreements outstanding	24,503	—
Notes payable	29,782	—
Unearned revenue	40,993	17,737
Accrued expenses and other liabilities	25,554	13,673
Accrued wages and benefits	41,595	14,900
Income tax payable, net	26,838	6,560
Total Current Liabilities	465,291	155,359
Non-current revolving credit agreement outstanding	60,000	—
Deferred tax liabilities	49,919	—
Non-current unearned revenue	18,269	9,271
Pension liability	16,220	11,402
Deferred compensation liability	25,376	31,383
Non-current lease obligations	21,490	3,269
Other non-current liabilities	9,697	1,231
Total Liabilities	666,262	211,915
Commitments and contingencies (see Note 20)
Equity
Common stock, par value $0.01 per share; 200,000 shares authorized; 77,619 shares issued and outstanding as of September 30, 2022 and 79,652 shares issued and 49,063 shares outstanding as of December 31, 2021	776	797
Additional paid-in capital	883,210	288,946
Accumulated other comprehensive loss	(40,288)	(11,914)
Retained earnings	31,535	740,820
Treasury stock at cost: 197 and 30,590 shares as of September 30, 2022 and December 31, 2021, respectively	(4,083)	(661,547)
Non-controlling interest	313,677	—
Total Equity	1,184,827	357,102
Total Liabilities and Equity	$1,851,089	$569,017

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

On October 18, 2022, the Board of Directors of the Company and the management board of ADVA agreed on a final draft of a domination and profit and loss transfer agreement (the “DPLTA”) between the Company, as the controlling company, and ADVA, as the controlled company. The parties’ execution of the DPLTA remains subject to approval of the DPLTA by shareholders of ADVA with 75% of the votes cast in an extraordinary general meeting, which is scheduled to be held on November 30, 2022. If and when signed, effectiveness of the DPLTA is subject to the subsequent registration of the DPLTA with the commercial register (Handelsregister) of the local court (Amtsgericht) at the registered offices of ADVA, with such effectiveness to occur no earlier than January 1, 2023. The Company currently holds 33,957,538 shares of ADVA, representing 65.35% of ADVA’s outstanding shares on September 30, 2022. Unless the context otherwise indicates or requires, references in this Amendment No. 1 to “ADTRAN,” the “Company,” “we,” “us” and “our” refer to ADTRAN, Inc. and its consolidated subsidiaries prior to the Merger on July 8, 2022, and to ADTRAN Holdings, Inc. and its consolidated subsidiaries following the Merger.

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

Restatement of Previously Issued Financial Statements

During the second quarter of 2023, the Company determined that it overstated total current liabilities and understated non-current liabilities as of September 30, 2022, due to a revolving credit agreement being classified as a current liability instead of a non-current liability. The total amount of liabilities remains unchanged. The Company restated the September 30, 2022 Condensed Consolidated Balance Sheet presented in this report by decreasing current revolving credit agreements outstanding by $60.0 million and increasing non-current revolving credit agreement outstanding by $60.0 million.

The following table reflects the impact of the restatement to the specific line items presented in the Company’s previously reported condensed consolidated financial statements as of September 30, 2022:

(In thousands)	As Reported	Adjustment	As Restated
Revolving credit agreements outstanding	$84,503	$(60,000)	$24,503
Total current liabilities	$525,291	$(60,000)	$465,291
Non-current revolving credit agreement outstanding	$—	$60,000	$60,000

During the first quarter of 2023, the Company determined that it understated total assets and total liabilities as of September 30, 2022, due to netting of deferred tax assets and deferred tax liabilities as of September 30, 2022. While the net amount of deferred tax assets and liabilities remains unchanged, the Company reported the deferred tax assets and liabilities balances without properly applying jurisdictional net reporting disclosure rules. The jurisdictional netting error was a result of the consolidation of financial statements with ADVA following the business combination, which closed on July 15, 2022. Management has determined that this misstatement was not material to any of its previously issued financial statements. However, in connection with the restatement described above, the Company restated the September 30, 2022 Condensed Consolidated Balance Sheet presented in this report by increasing deferred tax assets and total assets by $13.0 million and increasing deferred tax liability, total liabilities, and total liabilities, redeemable non-controlling interest and equity by $13.0 million.

The following table reflects the impact of the restatement to the specific line items presented in the Company’s previously reported condensed consolidated financial statements as of September 30, 2022:

(In thousands)	As Reported	Adjustment	As Restated
Deferred tax assets	$—	$13,035	$13,035
Total assets	$1,838,054	$13,035	$1,851,089
Deferred tax liabilities	$36,884	$13,035	$49,919
Total liabilities	$653,227	$13,035	$666,262

The accompanying applicable Notes have been updated to reflect the effects of the restatement as of September 30, 2022.

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

2. BUSINESS COMBINATION

ADVA Optical Networking SE

On August 30, 2021, ADTRAN and ADVA, entered into a Business Combination Agreement, pursuant to which both companies agreed to combine their respective businesses and each become subsidiaries of a new holding company, ADTRAN Holdings, Inc. (formerly known as Acorn HoldCo, Inc.) which was formed as a wholly-owned subsidiary of ADTRAN in order to consummate the transactions under the Business Combination Agreement. Under the terms of the Business Combination Agreement, on July 8, 2022, Acorn MergeCo, Inc, a Delaware corporation and wholly-owned direct subsidiary of the Company, merged with and into ADTRAN, Inc. with ADTRAN, Inc. surviving the merger as a wholly-owned direct subsidiary of the Company.

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

After the Business Combination, the chief operating decision maker assessed and will continue to assess the Company’s performance and allocate resources to its two segments (1) Network Solutions and (2) Services & Support. Based on preliminary estimates, the goodwill resulting from the Business Combination of $270.6 million was allocated to the Network Solutions segment, and $88.6 million was allocated to the Services & Support segment. See Note 18 of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Amendment No. 1 for more information about the Company’s segments.

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

The Company continually reviews the adequacy of its valuation allowance and recognizes the benefits of deferred tax assets only as the assessment indicates that it is more likely than not that the deferred tax assets will be recognized in accordance with ASC 740, Income Taxes. As of September 30, 2022, the Company had deferred tax assets totaling $13.0 million, deferred tax liabilities totaling $49.9 million, and a valuation allowance totaling $66.1 million against those deferred tax assets and deferred tax liabilities. The remaining $36.9 million in deferred tax liabilities, net are primarily related to purchase price intangibles from the Business Combination closed with ADVA during the third quarter of 2022. During the nine months ended September 30, 2022, the total change in the valuation allowance against our domestic and international deferred tax assets was recorded in the amount of $15.8 million and $0.2 million, respectively. Our assessment of the realizability of our deferred tax assets includes the evaluation of historical operating results as well as the evaluation of evidence which requires significant judgment, including the evaluation of our three-year cumulative income position, future taxable income projections and tax planning strategies. Should management’s conclusion change in the future and an additional valuation allowance, or a partial or full release of the valuation allowance becomes necessary, it may have a material effect on our consolidated financial statements.

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

13. REVOLVING CREDIT AGREEMENTS

The carrying amounts of the Company's current and non-current revolving credit agreements in its Condensed Consolidated Balance Sheets were as follows:

	(As Restated) As of	As of
(In thousands)	September 30, 2022	December 31, 2021
Nord/LB revolving line of credit	$14,702	$—
Syndicated credit agreement working capital line of credit	9,801	—
Wells Fargo revolving credit agreement	—	—
Cadence revolving credit agreement	—	—
Total current revolving credit agreements	$24,503	$—

	(As Restated) As of	As of
(In thousands)	September 30, 2022	December 31, 2021
Wells Fargo credit agreement	$60,000	$—
Total non-current revolving credit agreement	$60,000	$—

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

As of September 30, 2022, ADTRAN, Inc.’s borrowings under the revolving line of credit were $60.0 million. In addition, we may issue up to $25 million in letters of credit against our $100 million dollar total facility. As of September 30, 2022, we had a total of $16.0 million in letters of credit with ADTRAN, Inc. outstanding against our eligible borrowings, leaving a net amount of $24.0 million available for future borrowings. Any future credit extensions under the Credit Agreement are subject to customary conditions precedent. The proceeds of any loans are expected to be used for general corporate purposes and to pay a portion of the Exchange Offer consideration. The Credit Agreement matures in July 2027 but provides the Company with an option to request extensions subject to customary conditions.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and the related notes that appear in Part I, Item 1 of this document. In addition, the following discussion should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2021, Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Part I, Item 1, Business, and Item 1A, Risk Factors, included in 2021 Form 10-K for the year ended December 31, 2021, filed with the SEC on February 25, 2022, which is available free of charge on the SEC’s website at http://www.sec.gov and on our website at www.adtran.com.

This discussion is designed to provide the reader with information that will assist in understanding our Condensed Consolidated Financial Statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our Condensed Consolidated Financial Statements. See “Cautionary Note Regarding Forward-Looking Statements” on page 3 of this Amendment No. 1 for a description of important factors that could cause actual results to differ from expected results. See also Part 1, Item 1A, Risk Factors, of the 2021 Form 10‑K and Part II, Item 1A, Risk Factors of this Amendment No. 1.

Unless the context otherwise indicates or requires, references in this Amendment No. 1 to “ADTRAN,” the “Company,” “we,” “us” and “our” refer to ADTRAN, Inc. and its consolidated subsidiaries prior to the merger of Acorn MergeCo, Inc., a subsidiary of ADTRAN Holdings, Inc., with and into ADTRAN, Inc., on July 8, 2022, after which ADTRAN, Inc. became a wholly-owned direct subsidiary of ADTRAN Holdings, Inc. (the “Merger”), and to ADTRAN Holdings, Inc. and its consolidated subsidiaries following the Merger. The prior period results do not include the results of ADVA Optical Networking SE (“ADVA”) prior to the closing of the business combination with us on July 15, 2022.

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

BUSINESS COMBINATION WITH ADVA

On August 30, 2021, ADTRAN, Inc. and ADVA, entered into a Business Combination Agreement, pursuant to which both companies agreed to combine their respective businesses and each become subsidiaries of a new holding company, ADTRAN Holdings, Inc. (formerly known as Acorn HoldCo, Inc.) which was formed as a wholly-owned subsidiary of ADTRAN in order to consummate the transactions under the Business Combination Agreement. Under the terms of the Business Combination Agreement on July 8, 2022, Acorn MergeCo, Inc., a Delaware corporation and wholly-owned direct subsidiary of the Company, merged with and into ADTRAN, Inc. with ADTRAN, Inc. surviving the merger as a wholly-owned direct subsidiary of the Company.

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

Our historical financial performance is not necessarily a meaningful indicator of future results, and in general, management expects that our financial results may vary from period to period. Factors that could materially affect our business, financial condition or operating results are included in Part I, Item 1A of the 2021 Form 10-K and Part II, Item 1A of this Amendment No. 1.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to our critical accounting policies and estimates from those disclosed in our 2021 Form 10-K.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Amendment No. 1 for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition, which is incorporated herein by reference.

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

COST OF REVENUE

As a percentage of revenue, cost of revenue increased from 65.5% for the three months ended September 30, 2021 to 69.8% for the three months ended September 30, 2022 and increased from 59.9% for the nine months ended September 30, 2021 to 67.1% for the nine months ended September 30, 2022. For the three and nine months ended September 30, 2022, the increase was primarily attributable to $25.5 million in acquisition related expenses, amortizations, and adjustments consisting of intangible amortization of backlog, developed technology and fair value adjustments to inventory costs that flow through to cost of revenue as a result of the Business Combination with ADVA as well as supply chain constraint related expenses and to a lesser extent changes in customer and product mix and a regional revenue shift in our ADTRAN, Inc. operations. For the three and nine months ended September 30, 2022, as compared to the three and nine months ended September 30, 2021, changes in foreign currencies relative to the U.S. dollar decreased our cost of revenue by approximately $2.9 million and $6.7 million, respectively. See additional information related to amortization lives and expense in Notes 2 and 11 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Amendment No. 1.

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

ASSET IMPAIRMENT

In connection with the planned integration of information technology following the Business Combination, we determined that certain projects no longer fit our needs. As a result the Company recognized impairment charges of $17.0 million during the three and nine months ended September 30, 2022 related to capitalized implementation costs for a cloud computing arrangement. There were no asset impairments recognized during the three and nine months ended September 30, 2021. See Note 9 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Amendment No. 1 for additional information.

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

INTEREST EXPENSE

Interest expense increased from less than $0.1 million for the three months ended September 30, 2021 to $1.3 million for the three months ended September 30, 2022. Interest expense increased from less than $0.1 million for the nine months ended September 30, 2021 to $1.4 million for the nine months ended September 30, 2022. The increase in interest expense during the three and nine months ended September 30, 2022 was primarily related to an increase in assumed debt associated with the Business Combination with ADVA and the new Wells Fargo Credit Agreement. See Note 13 and Note 14 of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Amendment No. 1.

NET INVESTMENT (LOSS) GAIN

We recognized a net investment loss of $0.1 million and $2.7 million for the three months ended September 30, 2021 and 2022, respectively and recognized a net investment gain of $2.9 million and a net investment loss of $10.8 million for the nine months ended September 30, 2021 and 2022, respectively. The fluctuations in our net investments were primarily attributable to changes in the fair value of our securities recognized during the period. We expect that any future market volatility could result in continued fluctuations in our investment portfolio. See Note 7 of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Amendment No. 1, and “Investing Activities” in “Liquidity and Capital Resources” below for additional information.

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

We typically invest all available cash not required for immediate use in operations, primarily in securities that we believe bear minimal risk of loss. See Note 7 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Amendment No. 1 for additional information.

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

Cash Requirements

The following table (restated) summarizes the Company’s material short- and long-term cash requirements from known obligations pursuant to certain contracts and commitments as of September 30, 2022, as well as an estimate of the timing in which such obligations and payments are expected to be satisfied. Other than operating lease obligations, the cash requirements table excludes interest payments.

(In thousands)	Total	2022	2023	2024	2025	2026	After 2026
Wells Fargo credit agreement(1)	$60,000	$—	$—	$—	$—	$—	$60,000
Nord/LB revolving line of credit(2)	14,702	—	14,702	—	—	—	—
Syndicated credit agreement working capital line of credit(3)	9,801	—	9,801	—	—	—	—
Syndicated credit agreement note payable(4)	29,782	7,351	22,431	—	—	—	—
Purchase obligations(5)	454,143	218,792	226,130	8,852	192	166	11
Operating lease obligations(6)	32,027	2,209	8,421	7,098	5,838	3,354	5,107
Business combination transaction costs(7)	1,144	1,144	—	—	—	—	—
Totals	$601,599	$229,496	$281,485	$15,950	$6,030	$3,520	$65,118

(1) See description below.

(2) See description below.

(3) See description below.

(4) See description below.

(5) We have purchase obligations related to open purchase orders to our contract manufacturers, ODMs, component suppliers, service partners and other vendors. The settlement of our purchase obligations will occur at various dates beginning in 2022 and going through 2027. See Note 20 of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Amendment No. 1 for more information.

(6) We have operating leases for office space, automobiles and various other equipment in the U.S. and in certain international locations. Our operating leases had remaining lease terms ranging from one month to 75 months as of September 30, 2022.

(7) Pursuant to the Business Combination Agreement, the Company is bearing the transaction costs of the Business Combination attributable to the Company. For additional information on the Business Combination, see Note 2 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Amendment No. 1.

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

As of September 30, 2022, ADTRAN, Inc.’s borrowings under the revolving line of credit were $60.0 million. In addition, we may issue up to $25.0 million in letters of credit against our $100.0 million total facility. As of September 30, 2022, we had a total of $16.0 million in letters of credit with ADTRAN, Inc. outstanding against our eligible borrowings, leaving a net amount of $24.0 million available for future borrowings. Any future credit extensions under the Credit Agreement are subject to customary conditions precedent. The proceeds of any loans are expected to be used for general corporate purposes and to pay a portion of the Exchange Offer consideration. The Credit Agreement matures in July 2027 but provides the Company with an option to request extensions subject to customary conditions.

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

We believe the critical accounting policies affect our more significant judgments and estimates used in the preparation of our Condensed Consolidated Financial Statements. During the nine months ended September 30, 2022, there were no significant changes to our critical accounting policies and estimates as described in the financial statements contained in the 2021 Form 10-K

.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the rules and forms promulgated by the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, an evaluation was carried out by management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act. At the time of the Original Filing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022. Subsequent to that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of September 30, 2022.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We identified that we did not design and maintain effective controls over the presentation and disclosure of debt agreements, specifically to ensure the presentation and disclosure reflect the terms of the agreements. This material weakness resulted in the restatement of our consolidated financial statements for the year ended December 31, 2022, as well as the condensed consolidated financial statements for the three and nine months ended September 30, 2022 and for the three months ended March 31, 2023. Additionally, this material weakness could result in misstatements of the accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected, including the misstatements that required the filing of this Amendment No. 1.

Management’s Remediation Efforts

To remediate the material weakness in the Company’s internal control over financial reporting, the Company plans to initiate a remediation plan that includes implementing a new control over the review of new or amendments to our agreements for terms and conditions that impact the presentation or disclosure of debt. We believe that the foregoing actions will support the improvement of the Company’s internal control over financial reporting, and, through our efforts to identify, design, and implement the necessary control activities, will be effective in remediating the material weakness described above. We will continue to devote significant time and attention to these remediation efforts. As we continue to evaluate and work to improve our internal control over financial reporting, management may determine to take additional measures to address the material weakness or determine to modify the remediation plan described above. Until the remediation steps set forth above, including the efforts to implement the necessary control activities that we identify, are fully completed, and there has been time for us to conclude through testing that the control activities are operating effectively, the material weakness described above will not be considered remediated.

Changes in Internal Control over Financial Reporting

On July 15, 2022, the Company acquired 33,957,538 bearer shares of ADVA, or 65.43% of ADVA’s outstanding bearer shares as of such date, as further described in Note 2 of the Notes to the Condensed Consolidated Financial Statements. At September 30, 2022, ADVA’s assets represented approximately 46.9% of our consolidated assets. For the three and nine months ended September 30, 2022, ADVA’s revenues represented approximately 48.1% and 24.6% of our consolidated revenues, respectively, and loss before income taxes represented approximately 39.5% and 39.9% of our consolidated loss before income taxes, respectively. As permitted by SEC guidance, we currently exclude ADVA in our evaluation of internal control over financial reporting and related disclosure controls and procedures for the first year after the Business Combination. However, we are in the process of extending our oversight and monitoring processes that support our internal control over financial reporting and disclosure controls and procedures to include ADVA’s operations. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Adverse press coverage and public statements, whether or not driven by political or popular sentiment, may also result in legal claims or in investigations by regulators, legislators and law enforcement officials. Responding to these investigations and lawsuits, regardless of the ultimate outcome of the proceedings, can divert the time and effort of senior management from operating the business. Addressing any adverse publicity, governmental scrutiny or enforcement or other legal proceedings could be time-consuming and expensive and, regardless of the factual basis for the assertions being made, could have a negative impact on the reputation of the Company, ADVA and ADTRAN, Inc., on the morale and performance of their employees and on the relationships with regulators, suppliers and customers. It may also have a negative impact on our ability to take timely advantage of various business and market opportunities. The direct and indirect effects of negative publicity, and the demands of responding to and addressing it, may have a material adverse effect on the Company’s businesses and cash flows, financial condition and results of operations.

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

Certain raw materials and key components used in our products are currently available from only one source, and others are available from only a limited number of sources. The availability of these raw materials and supplies may be subject to market forces beyond our control, such as inflation, merger and acquisition activity of our suppliers and consolidation in some segments of our supplier base. We have experienced and expect to continue to experience increased inflationary pressures on input costs, such as, raw materials, supplies, labor and distribution costs to increase. Our attempts to offset these cost pressures, through increases in the selling prices of some of our products, may not be successful and could negatively affect our operating results. In addition, from time to time, there may not be sufficient quantities of raw materials and supplies in the marketplace to meet customer demand. For example, wafer foundries that support chipmakers have not invested enough in recent years to increase capacities to the levels need to support demand from all of their customers and wafers have a long lead time for production, in some cases in excess of 30 weeks, which has led to a recent shortage in chip supplies. Many companies utilize the same raw materials and supplies that we do in the production of their products. Companies with more resources than our own may have a competitive advantage in obtaining raw materials and supplies due to greater buying power. These factors have resulted in reduced supply, higher prices of raw materials and delays in the receipt of certain of our key components, which in turn has generated increased costs, lower margins and delays in product delivery, with a corresponding adverse effect on revenue. Delays in product deliveries and corresponding product price increases may likewise have an adverse effect on customer relationships. We attempt to manage these risks through developing alternative sources, by staging inventories at strategic locations, through engineering efforts designed to obviate the necessity of certain components and by building long-term relationships and close contact with each of our key suppliers; however, we cannot assure that delays in or failures of deliveries of key components, either to us or to our contract manufacturers, and consequent delays in product deliveries, will not continue to occur in the future. In addition, our supply chain challenges are forcing us to devote a substantial portion of our research and development expenses to redesign existing products, reducing our capacity to develop new products. For a discussion of the impact of the COVID-19 pandemic on our supply chain, see“- The ongoing COVID-19 pandemic has impacted and may continue to impact our business, results of operations and financial condition, particularly our supply chain and workforce.”

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

We have had to restate our previously issued consolidated financial statements and, as part of that process, have identified a material weakness in our internal control over financial reporting commencing September 30, 2022 and continuing as of the date hereof. If we are unable to develop and maintain effective internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and may adversely affect our business, financial condition and results of operations.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Effective internal control over financial reporting is necessary for us to provide reliable financial reporting and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly, and there is no assurance that these initiatives will ultimately have the intended effects. Any failure to maintain effective internal control over financial reporting could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities. In either case, there could be an adverse effect on our business, financial condition and results of operations. Ineffective internal control over financial reporting could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We can provide no assurance that the measures we are taking and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements.

We may face litigation and other risks as a result of the restatement as described in the “Explanatory Note” within this Amendment No. 1 and material weakness in our internal control over financial reporting.

As part of the restatement as described in the “Explanatory Note” within this Amendment No. 1, we identified a material weakness in our internal control over financial reporting. As a result of such material weakness, the restatement and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and the material weakness in our internal control over financial reporting and the preparation of our financial statements. As of the date of this report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could adversely affect our business, financial condition and results of operations.

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

10.4**	Syndicated Credit Agreement Note Payable, date September 23, 2018, by and among ADVA Optical Networking SE, Bayerische Landesbank, and Deutsche Bank AG non-binding English translation.

10.5	Settlement Agreement, dated August 4, 2022, by and between ADVA Optical Networking SE and Brian Protiva (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed September 30, 2022).

10.6†	Employment Agreement dated July 13, 2022 by and between Thomas R. Stanton and ADTRAN Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed July 15, 2022)

10.7†	ADTRAN, Inc. Amended and Restated Variable Incentive Compensation Plan (incorporated by reference to Exhibit 10.8 to the Company's Form 10-Q filed August 5, 2022)

31*	Rule 13a-14(a)/15d-14(a) Certifications

32*	Section 1350 Certifications

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021; (ii) Condensed Consolidated Statements of Loss for the three and nine months ended September 30, 2022 and 2021; (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2022 and 2021; (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2022 and 2021; (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021; and (vi) Notes to Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Filed with the Original Filing

† Represents a management compensation plan or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADTRAN Holdings, Inc. (Registrant)

Date: August 14, 2023	/s/ Ulrich Dopfer
Ulrich Dopfer
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)