Form 10-K/A
period 2022-12-31
ADTRAN Holdings, Inc.
filed 2023-08-14
CIK 926282

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant's outstanding common stock held by non-affiliates of the registrant on June 30, 2022 was $852,431,295 based on a closing market price of $17.53 as reported on the NASDAQ Global Select. There were 78,630,365 shares of common stock outstanding as of February 27, 2023.

PricewaterhouseCoopers LLP; PCAOB Firm ID: 238; Birmingham, Alabama

EXPLANATORY NOTE

ADTRAN Holdings, Inc. (“ADTRAN,” the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend and restate certain portions of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 1, 2023 (the “Original Filing”)

As previously disclosed in the Company’s Current Report on Form 8-K filed on August 10, 2023, subsequent to the Company’s second fiscal quarter earnings call on August 8, 2023 and during the preparation of its unaudited condensed consolidated financial statements to be included in the Company’s Form 10-Q for the second fiscal quarter ended June 30, 2023, the Company determined that the principal amount of indebtedness outstanding under the Company’s revolving credit facility with a syndicate of banks, including Wells Fargo Bank, National Association (“Wells Fargo”), should be classified as noncurrent liabilities on the Company’s consolidated balance sheet. Therefore, the outstanding Wells Fargo revolving credit facility balances for the following prior periods were misclassified and have been adjusted from current to noncurrent liabilities on the balance sheets as follows: $60.0 million as of September 30, 2022, $60.0 million as of December 31, 2022, and $180.0 million as of March 31, 2023. Furthermore, the Company is also correcting certain errors related to the presentation of deferred tax assets (“DTAs”) and deferred tax liabilities (“DTLs”) in the Original Filing’s consolidated balance sheets that were previously assessed as immaterial errors.

On August 10, 2023, the Audit Committee of the Board of Directors (the “Audit Committee”) of the Company concluded, after considering the recommendations of management and discussing with the Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP (“PwC”), that (i) the Company’s unaudited condensed consolidated financial statements as of and for the quarter and year-to-date period ended September 30, 2022 included in the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2022, (ii) the Company’s audited consolidated financial statements as of and for the year ended December 31, 2022 included in the Original Filing, and (iii) the Company’s unaudited condensed consolidated financial statements as of and for the quarter ended March 31, 2023 included in the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023, respectively (collectively, the “Non-Reliance Periods”), should not be relied upon. Additionally, the Audit Committee concluded that management’s report on internal control over financial reporting as of December 31, 2022, the opinion of PwC on the Company’s consolidated financial statements as of and for the fiscal year ended December 31, 2022 and the opinion of PwC on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, should also no longer be relied upon.

As a result of the above described misclassification and the identification of the material weakness (described further in Item 9A), the Company is filing this Amendment No. 1 to (i) restate the disclosure on the effectiveness of the Company’s disclosure controls and procedures and restate management’s report on internal control over financial reporting in Part II, Item 9A of the Original Filing, to reflect management’s conclusion that the Company’s internal control over financial reporting and disclosure controls and procedures were not effective as of December 31, 2022, (ii) restate the Company’s consolidated financial statements to reflect the adjustment as of December 31, 2022 of $60.0 million of short-term indebtedness to long-term indebtedness, as well as to correct the presentation of DTAs and DTLs as of December 31, 2022, (iii) add two additional risk factors related to the material weakness and restatement, (iv)restate the cash requirements table within Part II, Item 7, MD&A, of the Original Filing to reflect the adjustment as of December 31, 2022 of $60.0 million of short-term indebtedness to long-term indebtedness, (v) reissue the Report of the Independent Registered Public Accounting Firm, which appears in Part II, Item 8 of the Original Filing, and (vi) amend Part IV – Item 15 Exhibits and Financial Statement Schedules of the Original Filing to include currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer as required by Section 302 and 906 of the Sarbanes-Oxley Act of 2002, as well as to fix certain immaterial errors.

Pursuant to Rule 12b-15 promulgated by the SEC under the Securities Exchange Act of 1934, as amended, the Company has included the entire text of Part I, Item 1A, as well as Part II, Items 7, 8 and 9A, of the Original Filing in this Amendment No. 1. There have been no changes to the text of Part I, Item 1A or Part II, Items 7, 8 and 9A other than the changes stated in the immediately preceding paragraph. Other than as described above and through the inclusion with this Amendment No. 1 of new certifications by management, a new consent of PwC, and amendments to the list of exhibits contained in Part IV, Item 15 of the Original Filing, this Amendment No. 1 speaks only as of the date of the Original Filing and does not amend, supplement, or update any information contained in the Original Filing to give effect to any subsequent events (including with respect to the cover page of the Original Filing, which has been updated only to present this filing as Amendment No. 1 and to delete the reference to documents incorporated by reference into the Original Filing). Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and the Company's reports (including any amendments thereto) filed with the SEC subsequent to the Original Filing.

ADTRAN Holdings, Inc.

Annual Report on Form 10-K/A

For the Fiscal Year Ended December 31, 2022

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on our behalf. We and our representatives may from time to time make written or oral forward-looking statements, including statements contained in this report, our other filings with the Securities and Exchange Commission (the “SEC”) and other communications with our stockholders. Any statement that does not directly relate to a historical or current fact is a forward-looking statement. Generally, the words “believe”, “expect”, “intend”, “estimate”, “anticipate”, “would”, “will”, “may”, “might”, “could”, “should”, “can”, “future”, “assume”, “plan”, “seek”, “predict”, “potential”, “objective”, “expect”, “target”, “project”, “outlook”, “forecast” and similar expressions identify forward-looking statements. We caution you that any forward-looking statements made by us or on our behalf are subject to uncertainties and other factors that could affect the accuracy of such statements. Forward-looking statements are based on management’s current expectations, as well as certain assumptions and estimates made by, and information available to, management at the time the statements are made. Those statements are based on general assumptions and are subject to various risks, and because they also relate to the future, they are likewise subject to inherent uncertainties and other factors that may cause actual results to differ materially from the views, beliefs and projections expressed in such statements. These risks, uncertainties and other factors include, but are not limited to, the risks identified in Item 1A. “Risk Factors” of this Amendment No. 1 and those described below:

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

PART I

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

PART II

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

This discussion is designed to provide the reader with information that will assist in understanding our consolidated financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our consolidated financial statements. See “Cautionary Note Regarding Forward-Looking Statements” on page 4 of this Amendment No. 1 for a description of important factors that could cause actual results to differ from expected results. See also Part I, Item 1A, Risk Factors, of Amendment No. 1.

Unless the context otherwise indicates or requires, references in this Amendment No. 1 to “ADTRAN,” the “Company,” “we,” “us” and “our” refer to ADTRAN, Inc. and its consolidated subsidiaries prior to the merger of Acorn MergeCo, Inc., a subsidiary of ADTRAN Holdings, Inc., with and into ADTRAN, Inc., on July 8, 2022, after which ADTRAN, Inc. became a wholly-owned direct subsidiary of ADTRAN Holdings, Inc. (the “Merger”), and to ADTRAN Holdings, Inc. and its consolidated subsidiaries following the Merger. The prior period results do not include the results of ADVA Optical Networking SE (“ADVA”) prior to the closing of the business combination with us on July 15, 2022 (the "Business Combination").

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

The foregoing description of the DPLTA does not purport to be complete and is qualified in its entirety by reference to the DPLTA, a non-binding English translation of which is incorporated by reference to Exhibit 10.5 of this Amendment No. 1.

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
•
combined sourcing and production costs.

We have and will continue to invest significant dollars to restructure the workforce, optimize legacy systems, streamline legal entities and consolidate real estate holdings. By executing these integration activities, we expect to deliver greater innovation for customers, career enrichment opportunities for employees, and enhanced value for shareholders. See Note 23 of the Notes to Consolidated Financial Statements, included in Part II, Item 8 of this Amendment No. 1 for additional information.

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

Our historical financial performance is not necessarily a meaningful indicator of future results, and, in general, management expects that our financial results may vary from period to period. For a discussion of risks associated with our operating results, see Part I, Item 1A, Risk Factors of this Amendment No. 1.

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

Asset Impairments

In connection with the planned integration of information technology following the Business Combination, we determined that certain projects no longer fit our needs. As a result, the Company recognized impairment charges of $17.4 million during the year ended December 31, 2022, primarily attributable to capitalized implementation costs for a cloud computing arrangement. There were no asset impairments recognized during the year ended December 31, 2021. See Note 11 of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Amendment No. 1 for additional information.

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

Interest Expense

Interest expense increased from less than $0.1 million for the year ended December 31, 2021 to $3.4 million for the year ended December 31, 2022. The increase in interest expense was primarily related to an increase in assumed debt associated with the Business Combination with ADVA and the new Wells Fargo Credit Agreement. See Note 13 and Note 14 of the Notes to Consolidated Financial Statements, included in Part II, Item 8 of this Amendment No. 1 and “Financing Activities” in “Liquidity and Capital Resources” below.

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

Other Income (Expense), net

Other income (expense), net, increased from income of $3.8 million for the year ended December 31, 2021 to income of $14.5 million for the year ended December 31, 2022. For the years ended December 31, 2022 and 2021, other income (expense), net, is comprised primarily of unrealized gains on foreign exchange contracts, gains and losses on foreign currency transactions and income from excess material sales. See Note 12 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Amendment No. 1 for additional information on foreign exchange contracts.

Income Tax Benefit (Expense)

Our effective tax rate changed from an expense of 37.0%, for the year ended December 31, 2021 to a benefit of 87.5% for the year ended December 31, 2022. The change in the effective tax rate for the year ended December 31, 2022, was driven primarily by the release of the majority of our valuation allowance against our domestic deferred tax assets during the fourth quarter of 2022, that was partially offset by increased international tax expense primarily as a result of our closing of the Business Combination with ADVA during the third quarter of 2022. See Note 15 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Amendment No. 1 for additional information.

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

We typically invest all available cash not required for immediate use in operations, primarily in securities that we believe bear minimal risk of loss. See Note 6 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Amendment No. 1 for additional information.

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
•
In Israel, there is a defined benefit plan that provides benefits in the event of a participant being dismissed involuntarily, retirement or death. The plan's benefits are based on the higher of the severance benefit required by law or the cash surrender value of the severance benefit component of any qualifying insurance policy or long-term employee benefit fund that is registered in the participant's name. The plan is financed by contributions paid by the Company.
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

Actuarial gains and losses are recorded in accumulated other comprehensive (loss) income. To the extent unamortized gains and losses exceed 10% of the higher of the market-related value of assets or the projected benefit obligation, the excess is amortized as a component of net periodic pension cost over the remaining service period of active participants. We estimate that less than $0.1 million will be amortized from accumulated other comprehensive (loss) income into net periodic pension cost in 2023 for the net actuarial loss. The net actuarial loss recognized in accumulated other comprehensive loss as of December 31, 2022 and 2021 was $1.1 million and $7.7 million, respectively. See Note 15 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Amendment No. 1 for additional information.

Off-Balance Sheet Arrangements

We do not have off-balance sheet financing arrangements and have not engaged in any related party transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources.

Cash Requirements

The following table (as restated) summarizes the Company’s material short- and long-term cash requirements from known obligations pursuant to certain contracts and commitments as of December 31, 2022, as well as an estimate of the timing in which such obligations and payments are expected to be satisfied (but excluding payments that may be made pursuant to the DPLTA and currency hedging arrangements, which are discussed below). Other than operating lease obligations, the cash requirements table excludes interest payments.

(In thousands)	Total	2023	2024	2025	2026	2027	After 2027
Wells Fargo credit agreement(1)	$60,000	$—	$—	$—	$—	$60,000	$—
Nord/LB revolving line of credit(2)	16,091	16,091	—	—	—	—	—
Syndicated credit agreement working capital line of credit(3)	10,727	10,727	—	—	—	—	—
DZ Bank revolving line of credit (4)	9,118	9,118	—	—	—	—	—
Syndicated credit agreement note payable(5)	24,598	24,598	—	—	—	—	—
Purchase obligations(6)	552,440	527,562	24,141	309	167	261	—
Operating lease obligations(7)	34,976	8,992	8,076	6,740	3,825	2,865	4,478
Totals	$707,950	$597,088	$32,217	$7,049	$3,992	$63,126	$4,478

(1) See description below.

(2) See description below.

(3) See description below.

(4) See description below.

(5) See description below.

(6) We have purchase obligations related to open purchase orders to our contract manufacturers, ODMs, component suppliers, service partners and other vendors. The settlement of our purchase obligations will occur at various dates beginning in 2023 and going through 2027. See Note 20 of the Notes to Consolidated Financial Statements, included in Part II, Item 8 of this Amendment No. 1 for more information.

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

The foregoing description of the DPLTA does not purport to be complete and is qualified in its entirety by reference to the DPLTA, a non-binding English translation of which incorporated by reference to Exhibit 10.5 of this Amendment No. 1.

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

Recently Issued Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, see Note 1 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Amendment No. 1 for additional information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements are contained in this report.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of ADTRAN Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of ADTRAN Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of (loss) income, of comprehensive income (loss), of changes in equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO because a material weakness in internal control over financial reporting existed as of that date related to the Company not designing and maintaining effective controls over the presentation and disclosure of debt agreements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2022 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Restatement of Previously Issued Financial Statements and Management’s Conclusion Regarding Internal Control over Financial Reporting

As discussed in Note 1 to the consolidated financial statements, the Company has restated its 2022 consolidated financial statements to correct misstatements.

Management and we previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2022. However, management has subsequently determined that a material weakness in internal control over financial reporting related to the Company not designing and maintaining effective controls over the presentation and disclosure of debt agreements existed as of that date. Accordingly, management’s report has been restated and our present opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in management’s report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded ADVA Optical Networking SE (ADVA) from its assessment of internal control over financial reporting as of December 31, 2022, because it was acquired by the Company in a purchase business combination during 2022. We have also excluded ADVA from our audit of internal control over financial reporting. ADVA is a subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 46.9% and 35.7%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2022.

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

/s/ PricewaterhouseCoopers LLP

Birmingham, Alabama

March 1, 2023, except for the effects of the restatement discussed in Note 1 to the consolidated financial statements and the matter discussed in the fifth paragraph of Management’s Report on Internal Control over Financial Reporting, as to which the date is August 14, 2023

We have served as the Company’s auditor since 1986.

Financial Statements

ADTRAN Holdings, Inc.

Consolidated Balance Sheets

(In thousands, except per share amount)

December 31, 2022 and 2021

ASSETS	(As Restated) 2022	2021
Current Assets
Cash and cash equivalents	$108,644	$56,603
Restricted cash	—	215
Short-term investments (includes $340 and $350 of available-for-sale securities as of December 31, 2022 and 2021, respectively, reported at fair value)	340	350
Accounts receivable, less allowance for credit losses of $49 and $0 as of December 31, 2022 and 2021, respectively	279,435	158,742
Other receivables	32,831	11,228
Inventory, net	427,531	139,891
Prepaid expenses and other current assets	33,577	9,296
Total Current Assets	882,358	376,325
Property, plant and equipment, net	110,699	55,766
Deferred tax assets	67,839	9,079
Goodwill	381,724	6,968
Intangibles, net	401,211	19,293
Other non-current assets	66,998	30,971
Long-term investments (includes $8,913 and $29,717 of available-for-sale securities as of December 31, 2022 and 2021, respectively, reported at fair value)	32,665	70,615
Total Assets	$1,943,494	$569,017
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$237,699	$102,489
Revolving credit agreements outstanding	35,936	—
Notes payable	24,598	—
Unearned revenue	41,193	17,737
Accrued expenses and other liabilities	35,235	13,673
Accrued wages and benefits	44,882	14,900
Income tax payable, net	9,032	6,560
Total Current Liabilities	428,575	155,359
Non-current revolving credit agreement outstanding	60,000	—
Deferred tax liabilities	61,629	—
Non-current unearned revenue	19,239	9,271
Pension liability	10,624	11,402
Deferred compensation liability	26,668	31,383
Non-current lease obligations	22,807	3,269
Other non-current liabilities	10,339	1,231
Total Liabilities	639,881	211,915
Commitments and contingencies (see Note 20)
Equity
Common stock, par value $0.01 per share; 200,000 shares authorized; 78,088 shares issued and 77,889 outstanding as of December 31, 2022 and 79,652 shares issued and 49,063 shares outstanding as of December 31, 2021	781	797
Additional paid-in capital	895,834	288,946
Accumulated other comprehensive income (loss)	46,713	(11,914)
Retained earnings	55,338	740,820
Less treasury stock at cost: 198 and 30,590 shares as of December 31, 2022 and 2021, respectively	(4,125)	(661,547)
Non-controlling interest	309,072	—
Total Equity	1,303,613	357,102
Total Liabilities and Equity	$1,943,494	$569,017

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

Restatement of Previously Issued Financial Statements

During the second quarter of 2023, the Company determined that it overstated total current liabilities and understated non-current liabilities as of December 31, 2022, due to a revolving credit agreement being classified as a current liability instead of a non-current liability. The total amount of liabilities remains unchanged. The Company restated the December 31. 2022 Consolidated Balance Sheet presented in this report by decreasing the current portion of revolving credit agreements outstanding by $60.0 million and increasing non-current revolving credit agreement outstanding by $60.0 million.

The following table reflects the impact of the restatement to the specific line items presented in the Company’s previously reported consolidated financial statements as of December 31, 2022:

(In thousands)	As Reported	Adjustment	As Restated
Revolving credit agreements outstanding	$95,936	$(60,000)	$35,936
Total current liabilities	$488,575	$(60,000)	$428,575
Non-current revolving credit agreement outstanding	$—	$60,000	$60,000

During the first quarter of 2023, the Company determined that it understated total assets and total liabilities as of December 31, 2022, due to improper netting of deferred tax assets and deferred tax liabilities. While the net amount of deferred tax assets and liabilities remains unchanged, the Company reported the deferred tax assets and liabilities balances without properly applying jurisdictional net reporting disclosure rules. The jurisdictional netting error was a result of the consolidation of financial statements with ADVA following the business combination, which closed on July 15, 2022. Management has determined that this misstatement was not material to any of its previously issued financial statements. However, the Company restated the December 31, 2022 Consolidated Balance Sheet presented in this Amendment No. 1 by increasing deferred tax assets and total assets by $61.6 million and increasing deferred tax liability, total liabilities, and total liabilities, redeemable non-controlling interest and equity by $61.6 million.

The following table reflects the impact of the restatement to the specific line items presented in the Company’s previously reported consolidated financial statements as of December 31, 2022:

(In thousands)	As Reported	Adjustment	As Restated
Deferred tax assets	$6,210	$61,629	$67,839
Total assets	$1,881,865	$61,629	$1,943,494
Deferred tax liabilities	$—	$61,629	$61,629
Total liabilities	$578,252	$61,629	$639,881

The accompanying applicable Notes have been updated to reflect the effects of the restatement as of December 31, 2022.

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

Note 2 – Business Combination Agreement

ADVA Optical Networking SE

On August 30, 2021, ADTRAN and ADVA, entered into a Business Combination Agreement, pursuant to which both companies agreed to combine their respective businesses and each become subsidiaries of a new holding company, ADTRAN Holdings, Inc. (formerly known as Acorn HoldCo, Inc.) which was formed as a wholly-owned subsidiary of ADTRAN in order to consummate the transactions under the Business Combination Agreement. Under the terms of the Business Combination Agreement, on July 8, 2022, Acorn MergeCo, Inc, a Delaware corporation and wholly-owned direct subsidiary of the Company, merged with and into ADTRAN, Inc. leaving ADTRAN, Inc. surviving the merger as a wholly-owned direct subsidiary of the Company.

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

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. Based on preliminary estimates, the ADVA acquisition resulted in the recognition of goodwill of $350.5 million, which the Company believes is attributable to the value driven by the Company’s expected growth of the business, synergies, and expanded market and product opportunities. Goodwill created as a result of the ADVA acquisition that is not deductible for tax purposes.

After the Business Combination, the chief operating decision maker assessed and will continue to assess the Company’s performance and allocate resources to its two segments (1) Network Solutions and (2) Services & Support. Based on preliminary estimates, the goodwill resulting from the Business Combination of $272.8 million was allocated to the Network Solutions segment, and $77.7 million was allocated to the Services & Support segment. See Note 18 of the Notes to Consolidated Financial Statements, included in this Amendment No. 1 for more information about the Company’s segments.

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

The weighted-average estimated fair value of stock options granted to employees during the year ended December 31, 2022 was $5.81 per share with the following weighted-average assumptions:

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

The change in the fair values of the Company's derivative instruments recorded in the Condensed Consolidated Statements of Income during the years ended December 31, 2022, 2021 and 2020 were as follows:

(In thousands)	Income Statement Location	2022	2021	2020
Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	Other income (expense), net	$10,793	$—	$—

Note 13 – Revolving Credit Agreements

The carrying amounts of the Company's current and non-current revolving credit agreements in its Consolidated Balance Sheets were as follows:

	As of December 31,
	2022	2021
(In thousands)	(As Restated)
Nord/LB revolving line of credit	$16,091	$—
Syndicated credit agreement working capital line of credit	10,727	—
DZ bank revolving line of credit	9,118	—
Wells Fargo revolving credit agreement	—	—
Cadence revolving credit agreement	—	—
Total current revolving credit agreements	$35,936	$—

	As of December 31,
	2022	2021
(In thousands)	(As Restated)
Wells Fargo credit agreement	$60,000	$—
Total non-current revolving credit agreement	$60,000	$—

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

As of December 31, 2022 and 2021, the Company had gross deferred tax assets totaling $11.4 million offset by a valuation allowance totaling $5.2 million and gross deferred tax assets totaling $59.6 million offset by a valuation allowance of $50.6 million, respectively. Of the current valuation allowance, $3.2 million was established against our domestic deferred tax assets and the remaining $2.0 million is related to foreign net operating loss and research and development credit carryforwards where we lacked sufficient activity to realize those deferred tax assets. The change in our valuation allowance for the year ending December 31, 2022 was a decrease of $45.4 million. The change in the valuation allowance was primarily related to the previously mentioned release of the valuation allowance in the fourth quarter of 2022. The large increase during the year in our international deferred tax liabilities was primarily related to purchase price accounting, partially offset with acquired deferred tax assets as a result of the ADVA acquisition that was completed in the third quarter of 2022.

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
•
In Israel, there is a defined benefit pension plan that provides benefits in the event of a participant being dismissed involuntarily, retirement or death. The plan's benefits are based on the higher of the severance benefit required by law or the cash surrender value of the severance benefit component of any qualifying insurance policy or long-term employee benefit fund that is registered in the participant's name. The plan is financed by contributions paid by the Company.
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
(1)
In connection with the Business Combination, we acquired $29.6 million of additional projected benefit obligations and $22.3 million of plan assets whose beginning of period measurement date is July 15, 2022.

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

Integration Bonus Plan

On March 1, 2023, the Compensation Committee of the Board of Directors of the Company established an “Integration Bonus Plan” consisting of a combination of performance-based performance stock units ("PSUs") and cash bonus award amounts (together with the PSUs, the “Integration Awards”). Under the Integration Bonus Plan, certain key employees of the Company, including the Company’s named executive officers as disclosed in the most recent proxy statement filed by the Company with the SEC (the “Participants”), are eligible to earn the Integration Awards over a performance period beginning upon the date of the grant and ending on December 31, 2024 based on the achievement of cost savings targets related to the Business Combination. See Item 9B. Other Information of this the Original Filing for addition information.

ITEM 9A. CONTROLS AND PROCEDURES

Internal Control over Financial Reporting. Section 404 of the Sarbanes-Oxley Act of 2002 requires management to include in our Annual Report on Form 10-K a report on management’s assessment of the effectiveness of our internal control over financial reporting, as well as a report from our independent registered public accounting firm on the effectiveness of internal control over financial reporting. Management’s Report on Internal Control over Financial Reporting (Restated) is included below, and the related report from our independent registered public accounting firm is located in Part II, Item 8, “Financial Statements and Supplementary Data,” of this report.

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

As of the end of the period covered by this report, an evaluation was carried out by management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) under the Exchange Act. At the time of the Original Filing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022. Subsequent to that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the material weakness in our internal control over financial reporting described below in Management’s Report on Internal Control over Financial Reporting (Restated), our disclosure controls and procedures were not effective as of December 31, 2022.

Changes in Internal Control over Financial Reporting. On July 15, 2022, we acquired 33,957,538 bearer shares of ADVA, or 65.43% of ADVA’s outstanding bearer shares as of such date, as further described in Note 2 of the Notes to the Consolidated Financial Statements. At December 31, 2022, ADVA’s assets represented approximately 46.9% of our consolidated assets. For the year ended December 31, 2022, ADVA’s revenues represented approximately 35.7% of our consolidated revenues and loss before income taxes represented approximately 46.9% of our consolidated loss before income taxes. As permitted by SEC guidance, we currently exclude ADVA in our evaluation of internal control over financial reporting and related disclosure controls and procedures for the first year after the Business Combination. However, we are in the process of extending our oversight and monitoring processes that support our internal control over financial reporting and disclosure controls and procedures to include ADVA’s operations. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING (RESTATED)

Management of ADTRAN is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act of 1934. ADTRAN’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. ADTRAN’s internal control over financial reporting includes those policies and procedures that:

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of ADTRAN's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2022, management determined that there were deficiencies in ADTRAN’s internal control over financial reporting that constituted a material weakness. Specifically, management determined that ADTRAN did not design and maintain effective internal control over financial reporting due to the following material weakness:

•
ADTRAN did not design and maintain effective controls over the presentation and disclosure of debt agreements, specifically to ensure the presentation and disclosure reflect the terms of the agreements. This material weakness resulted in the restatement of ADTRAN’s consolidated financial statements for the year ended December 31, 2022, as well as the condensed consolidated financial statements for the three and nine months ended September 30, 2022, and the three months ended March 31, 2023. Additionally, this material weakness could result in misstatements of the accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected, including the misstatements that required the filing of this Amendment No. 1.

In Management’s Report on Internal Control over Financial Reporting included in the Original Filing, management previously concluded that ADTRAN maintained effective internal control over financial reporting as of December 31, 2022. Subsequent to the filing date of the Original Filing, management has concluded that the material weakness described above existed as of December 31, 2022. As a result, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2022 based on the criteria in Internal Control-Integrated Framework (2013) issued by COSO. Accordingly, management has restated its Report on Internal Control over Financial Reporting.

As permitted by SEC guidance, we excluded ADVA from our evaluation of internal control over financial reporting as of December 31, 2022 because it was acquired in a business combination during 2022. ADVA is a subsidiary whose assets represented approximately 46.9% of our consolidated assets as of December 31, 2022 and ADVA’s revenues represented 35.7% of our consolidated revenues for the year ended December 31, 2022.

The effectiveness of our internal control over financial reporting has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Part II, Item 8, “Financial Statements and Supplementary Data,” of this report.

MANAGEMENT'S REMEDIATION EFFORTS

To remediate the material weakness in the Company’s internal control over financial reporting, the Company plans to initiate a remediation plan that includes: implementing a new control over the review of new or amendments to our agreements for terms and conditions that impact the presentation or disclosure of debt. We believe that the foregoing actions will support the improvement of the Company’s internal control over financial reporting, and, through our efforts to identify, design, and implement the necessary control activities, will be effective in remediating the material weakness described above. We will continue to devote significant time and attention to these remediation efforts. As we continue to evaluate and work to improve our internal control over financial reporting, management may determine to take additional measures to address the material weakness or determine to modify the remediation plan described above. Until the remediation steps set forth above, including the efforts to implement the necessary control activities that we identify, are fully completed, and there has been appropriate time for us to conclude through testing that the control activities are operating effectively, the material weakness described above will not be considered remediated.

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

2.1

Business Combination Agreement, dated August 30, 2021, by and among ADTRAN, Inc., Acorn HoldCo, Inc., Acorn MergeCo, Inc. and ADVA Optical Networking SE (incorporated by reference to Exhibit 2.1 to ADTRAN’s Form 8-K filed August 30, 2021)

2.2

Irrevocable Undertaking, dated August 30, 2021, by and among Acorn HoldCo, Inc., EGORA Holding GmbH and Egora Investments GmbH (incorporated by reference to Exhibit 2.2 to ADTRAN’s Form 8-K filed August 30, 2021).

3.1	Amended and Restated Certificate of Incorporation of ADTRAN, Inc. (incorporated by reference to Exhibit 3.1 to ADTRAN's Form 8-K filed July 8, 2022)

3.2	Amended and Restated Bylaws of ADTRAN Holdings, Inc. (incorporated by reference to Exhibit 3.2 to ADTRAN's Form 8-K filed July 8, 2022).

4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to ADTRAN’s Form 10-K filed May 10, 2023).

10.1	Management Contracts and Compensatory Plans:

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

	(t)**	Amended and Restated ADTRAN Holdings, Inc. 2020 Employee Stock Incentive Plan.

	(u)**	Amended and Restated ADTRAN Holdings, Inc. 2020 Directors Stock Plan

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

	(ab)	Form of Performance Shares Agreement under the ADTRAN, Inc. 2015 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q filed May 6, 2021)

	(ac)	Amended and Restated Variable Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on January 26, 2023)

	(ad)	Form of VICC Award Letter for Quarterly Bonus Program (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on January 26, 2023)

	(ae)	Employment Agreement dated July 13, 2022 by and between Thomas R. Stanton and ADTRAN Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed July 15, 2022)

	(af)	Settlement Agreement, dated August 4, 2022, by and between ADVA Optical Networking SE and Brian Protiva (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed September 30, 2022)

	(ag)**	Form of 2022 Integration Award Agreement for ADTRAN Holdings, Inc.

(ah)

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

21**	Subsidiaries of ADTRAN.

23*	Consent of PricewaterhouseCoopers LLP.

24**	Powers of Attorney.

31*	Rule 13a-14(a)/15d-14(a) Certifications.

32*	Section 1350 Certifications.

101

The following financial statements from the Company's Annual Report on Form 10-K/A for the year ended December 31, 2022, formatted in inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of (Loss) Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, and (vii) Schedule II – Valuation and Qualifying Accounts.

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

* Furnished or filed herewith, as applicable

** Filed with the Original Filing.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 2023.

ADTRAN Holdings, Inc. (Registrant)

By:	/s/ Ulrich Dopfer
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