Form 10-Q/A
period 2023-03-31
ADTRAN Holdings, Inc.
filed 2023-08-14
CIK 926282

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

EXPLANATORY NOTE

ADTRAN Holdings, Inc. (“ADTRAN,” the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment No. 1”) to amend and restate certain portions of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2023 filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 10, 2023 (the “Original Filing”).

As previously disclosed in the Company’s Current Report on Form 8-K filed on August 10, 2023, subsequent to the Company’s second fiscal quarter earnings call on August 8, 2023 and during the preparation of its unaudited condensed consolidated financial statements to be included in the Company’s Form 10-Q for the second fiscal quarter ended June 30, 2023, the Company determined that the principal amount of indebtedness outstanding under the Company’s revolving credit facility with a syndicate of banks, including Wells Fargo Bank, National Association (“Wells Fargo”), should be classified as non-current liabilities on the Company’s condensed consolidated balance sheet. Therefore, the outstanding Wells Fargo revolving credit facility balances for the following prior periods were misclassified have been adjusted from current to noncurrent liabilities on the balance sheets as follows: $60.0 million as of September 30, 2022, $60.0 million as of December 31, 2022, and $180.0 million as of March 31, 2023.

On August 10, 2023, the Audit Committee of the Board of Directors (the “Audit Committee”) of the Company concluded, after considering the recommendations of management and discussing with the Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP (“PwC”), that (i) the Company’s unaudited condensed consolidated financial statements as of and for the quarter and year-to-date period ended March 31, 2023 included in the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2022, (ii) the Company’s audited consolidated financial statements as of and for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and (iii) the Company’s unaudited condensed consolidated financial statements as of and for the quarter ended March 31, 2023 included in the Original Filing, respectively (collectively, the “Non-Reliance Periods”), should not be relied upon. Additionally, the Audit Committee concluded that management's report on internal control over financial reporting as of December 31, 2022, the opinion of PwC on the Company's consolidated financial statements as of and for fiscal year ended December 31, 2022 and the opinion of PwC on the effectiveness of the Company's internal control over financial reporting as of December 31, 2022, should no longer be relied upon.

As a result of the above described misclassification and the identification of the material weakness (as described in Item 4), the Company is filing this Amendment No. 1 to (i) restate the disclosure on the effectiveness of the Company’s disclosure controls and procedures and restate management’s report on internal control over financial reporting in Part I, Item 4 of the Original Filing to reflect management’s conclusion that the Company’s internal control over financial reporting and disclosure controls and procedures were not effective at March 31, 2023, (ii) restate the Company’s condensed consolidated financial statements to reflect the adjustment as of March 31, 2023 of $180.0 million of short-term indebtedness to long-term indebtedness, (iii) add two additional risk factors related to the material weakness and restatement, (iv) restate the cash requirements table within Part I, Item 2, MD&A of the Original Filing reflect the adjustment as of March 31, 2023 of $180.0 million of short-term indebtedness to long-term indebtedness, and (v) amend Part II – Item 6 Exhibits of the Original Filing to include currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer as required by Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

Pursuant to Rule 12b-15 promulgated by the SEC under the Securities Exchange Act of 1934, as amended, the Company has included the entire text of Part I, Items 1, 2 and 4, as well as Part II, Items 1A and 6, of the Original Filing in this Amendment No. 1. There have been no changes to the text of Part I, Items 1, 2 and 4 or Part II, Items 1A and 6 other than the changes stated in the immediately preceding paragraph. Other than as described above and through the inclusion with this Amendment No. 1 of new certifications by management and amendments to the list of exhibits contained in Part II, Item 6 of the Original Filing, this Amendment No. 1 speaks only as of the date of the Original Filing and does not amend, supplement, or update any information contained in the Original Filing to give effect to any subsequent events (including with respect to the cover page of the Original Filing, which has been updated only to present this filing as Amendment No. 1). Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and our reports (including any amendments thereto) filed with the SEC subsequent to the Original Filing.

ADTRAN Holdings, Inc.

Quarterly Report on Form 10-Q/A

For the three months ended March 31, 2023

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

The foregoing list of risks is not exclusive. For a more detailed description of the risk factors associated with our business, see Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 1, 2023 (the “2022 Form 10-K”), as well as the risk factors set forth in Part II, Item 1A of this Amendment No. 1. We caution investors that other factors may prove to be important in the future in affecting our operating results. New factors emerge from time to time, and it is not possible for us to predict all of these factors, nor can we assess the impact each factor, or a combination of factors, may have on our business.

You are further cautioned not to place undue reliance on these forward-looking statements because they speak only of our views as of the date that the statements were made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADTRAN Holdings, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	(As restated)
	March 31,	December 31,
	2023	2022
ASSETS
Current Assets
Cash and cash equivalents	$136,457	$108,644
Short-term investments (includes $1,058 and $340 of available-for-sale securities as of March 31, 2023 and December 31, 2022, respectively, reported at fair value)	1,058	340
Accounts receivable, less allowance for credit losses of $53 and $49 as of March 31, 2023 and December 31, 2022, respectively	262,043	279,435
Other receivables	30,938	32,831
Inventory, net	416,291	427,531
Prepaid expenses and other current assets	37,021	33,577
Total Current Assets	883,808	882,358
Property, plant and equipment, net	111,969	110,699
Deferred tax assets	81,631	67,839
Goodwill	385,755	381,724
Intangibles, net	379,286	401,211
Other non-current assets	63,152	66,998
Long-term investments (includes $8,155 and $8,913 of available-for-sale securities as of March 31, 2023 and December 31, 2022, respectively, reported at fair value)	32,994	32,665
Total Assets	$1,938,595	$1,943,494
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND EQUITY
Current Liabilities
Accounts payable	$198,596	$237,699
Revolving credit agreements outstanding	10,843	35,936
Notes payable	—	24,598
Unearned revenue	55,611	41,193
Accrued expenses and other liabilities	27,424	35,235
Accrued wages and benefits	30,333	44,882
Income tax payable, net	19,397	9,032
Total Current Liabilities	342,204	428,575
Non-current revolving credit agreement outstanding	180,000	60,000
Deferred tax liabilities	51,850	61,629
Non-current unearned revenue	24,907	19,239
Pension liability	10,698	10,624
Deferred compensation liability	28,674	26,668
Non-current lease obligations	21,446	22,807
Other non-current liabilities	15,986	10,339
Total Liabilities	675,765	639,881
Commitments and contingencies (see Note 20)
Redeemable Non-Controlling Interest	442,668	—
Equity
Common stock, par value $0.01 per share; 200,000 shares authorized; 78,655 shares issued and 78,361 outstanding as of March 31, 2023 and 78,088 shares issued and 77,889 shares outstanding as of December 31, 2022	787	781
Additional paid-in capital	762,035	895,834
Accumulated other comprehensive income	55,251	46,713
Retained earnings	8,006	55,338
Treasury stock at cost: 294 and 198 shares as of March 31, 2023 and December 31, 2022, respectively	(5,917)	(4,125)
Non-controlling interest	—	309,072
Total Equity	820,162	1,303,613
Total Liabilities, Redeemable Non-Controlling Interest and Equity	$1,938,595	$1,943,494

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

In the opinion of management, all adjustments necessary to fairly state these interim statements have been recorded and are of a normal and recurring nature. The results of operations for an interim period are not necessarily indicative of the results for the full year. The interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in ADTRAN Holdings, Inc. Annual Report on Form 10-K/A for the year ended December 31, 2022, filed with the SEC on August 14, 2023.

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

Restatement of Previously Issued Financial Statements

During the second quarter of 2023, the Company determined that it overstated total current liabilities and understated non-current liabilities as of March 31, 2023 and December 31, 2022, due to a revolving credit agreement being classified as a current liability instead of a non-current liability. The total amount of liabilities remains unchanged. The Company restated the March 31, 2023 Condensed Consolidated Balance Sheet presented in this report by decreasing current revolving credit agreements outstanding by $180.0 million and increasing non-current revolving credit agreement outstanding by $180.0 million.

The following table reflects the impact of the restatement to the specific line items presented in the Company’s previously reported condensed consolidated financial statements as of March 31, 2023:

(In thousands)	As Reported	Adjustment	As Restated
Revolving credit agreements outstanding	$190,843	$(180,000)	$10,843
Total current liabilities	$522,204	$(180,000)	$342,204
Non-current revolving credit agreement outstanding	$—	$180,000	$180,000

The accompanying applicable Notes have been updated to reflect the effects of the restatement as of March 31, 2023.

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

12. REVOLVING CREDIT AGREEMENTS

The carrying amounts of the Company's current and non-current revolving credit agreements in its Condensed Consolidated Balance Sheets were as follows:

	(As restated)
	As of	As of
(In thousands)	March 31, 2023	December 31, 2022
New Nord/LB revolving line of credit	$10,843	$—
Nord/LB revolving line of credit	—	16,091
Syndicated credit agreement working capital line of credit	—	10,727
DZ bank revolving line of credit	—	9,118
Total current revolving credit agreements	$10,843	$35,936

	(As restated)
	As of	As of
(In thousands)	March 31, 2023	December 31, 2022
Wells Fargo credit agreement	$180,000	$60,000
Total non-current revolving credit agreement	$180,000	$60,000

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

As of March 31, 2023, ADTRAN, Inc.’s borrowings under the revolving line of credit were $180.0 million. In addition, we may issue up to $25.0 million in letters of credit against our $400.0 million total facility. As of March 31, 2023, we had a total of $3.4 million in letters of credit under ADTRAN, Inc. outstanding against our eligible borrowings, leaving a net amount of $216.6 million available for future borrowings. Any future credit extensions under the Credit Agreement are subject to customary conditions precedent. The proceeds of any loans are expected to be used for general corporate purposes and to pay a portion of the Exchange Offer consideration. The Credit Agreement matures in July 2027 but provides the Company with an option to request extensions subject to customary conditions.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the related notes that appear in Part I, Item 1 of this document. In addition, the following discussion should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2022, Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Part I, Item 1, Business, and Item 1A, Risk Factors, included in our Annual Report on Form 10-K/A for the year ended December 31, 2022, filed with the SEC on August 14, 2023 (the "2022 Form 10-K/A), which is available free of charge on the SEC’s website at http://www.sec.gov and on our website at www.adtran.com.

This discussion is designed to provide the reader with information that will assist in understanding our Condensed Consolidated Financial Statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our Condensed Consolidated Financial Statements. See “Cautionary Note Regarding Forward-Looking Statements” on page 3 of this Amendment No. 1 for a description of important factors that could cause actual results to differ from expected results. See also Part 1, Item 1A, Risk Factors, of the 2022 Form 10‑K/A and Part II, Item 1A, Risk Factors of this Amendment No. 1.

Unless the context otherwise indicates or requires, references in this Amendment No. 1 to "ADTRAN", the “Company,” “we,” “us” and “our” refer to ADTRAN Holdings, Inc. and its consolidated subsidiaries for periods subsequent to the Merger and to ADTRAN, Inc. and its consolidated subsidiaries for periods prior to the Merger. The prior period results do not include the results of ADVA prior to the closing of the Business Combination.

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

Our historical financial performance is not necessarily a meaningful indicator of future results, and in general, management expects that our financial results may vary from period to period. Factors that could materially affect our business, financial condition or operating results are included in Part I, Item 1A of the 2022 Form 10-K and Part II, Item 1A of this Amendment No. 1.

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

(In thousands)	Total	2023	2024	2025	2026	2027	After 2027
Wells Fargo credit agreement(1)	$180,000	$—	$—	$—	$—	$180,000	$—
Nord/LB revolving line of credit(2)	10,843	10,843	—	—	—	—	—
Purchase obligations(3)	459,313	404,351	52,307	2,648	7	—	—
Operating lease obligations(4)	33,494	6,741	8,397	6,914	4,089	2,864	4,489
Totals	$683,650	$421,935	$60,704	$9,562	$4,096	$182,864	$4,489

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

As of March 31, 2023, ADTRAN, Inc.’s borrowings under the revolving line of credit were $180.0 million. In addition, we may issue up to $25.0 million in letters of credit against our $400.0 million total facility. As of March 31, 2023, we had a total of $3.4 million in letters of credit under ADTRAN, Inc. outstanding against our eligible borrowings, leaving a net amount of $216.6 million available for future borrowings. Any future credit extensions under the Credit Agreement are subject to customary conditions precedent. The proceeds of any loans are expected to be used for general corporate purposes and to pay a portion of the Exit Compensation consideration. The Credit Agreement matures in July 2027 but provides the Company with an option to request extensions subject to customary conditions.

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

Other Cash Requirements

During the three months ended March 31, 2023, other than the Exit Compensation payments and Annual Recurring Compensation under the DPLTA, there have been no other material changes in cash requirements from those discussed in the 2022 Form 10-K/A.

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

Critical Accounting Policies and Estimates

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used or if changes in the accounting estimate that are reasonably likely to occur could materially impact the results of financial operations. Several accounting policies, as described in Note 1 of Notes to the Consolidated Financial Statements included in Part I, Item 1 of this report, require material subjective or complex judgment and have a significant impact on our financial condition and results of operations, as applicable. We believe the critical accounting policies affect our more significant judgments and estimates used in the preparation of our Condensed Consolidated Financial Statements. During the three months ended March 31, 2023, other than the change in accounting policy regarding non-controlling interests as outlined in Note 1 and Note 16 to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report, there were no significant changes to our critical accounting policies and estimates as described in the financial statements contained in the 2022 Form 10-K/A.

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

As of the end of the period covered by this report, an evaluation was carried out by management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act. At the time of the Original Filing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023. Subsequent to that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of March 31, 2023.

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

Changes in Internal Control over Financial Reporting.

On July 15, 2022, the Company acquired 33,957,538 bearer shares of ADVA, or 65.43% of ADVA’s outstanding bearer shares as of such date, as further described in Note 2 of the Notes to the Condensed Consolidated Financial Statements. On March 31, 2023, ADVA’s assets represented approximately 43.0% of our consolidated assets. For the three months ended March 31, 2023, ADVA’s revenues represented approximately 59.4% of our consolidated revenues and loss before income taxes represented approximately 69.1% of our consolidated loss before income taxes. As permitted by SEC guidance, we currently exclude ADVA in our evaluation of internal control over financial reporting and related disclosure controls and procedures for the first year after the Business Combination. However, we are in the process of extending our oversight and monitoring processes that support our internal control over financial reporting and disclosure controls and procedures to include ADVA’s operations. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

ITEM 6. EXHIBITS

Exhibits.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of ADTRAN Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed July 8, 2022)

3.2	Amended and Restated Bylaws of ADTRAN Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Form 8-K filed July 8, 2022)

4.1	Description of Securities

10.1†	First Amendment to the CEO Employment Agreement dated March 29, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 3, 2023)

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

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022; (ii) Condensed Consolidated Statements of Loss for the three months ended March 31, 2023 and 2022; (iii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2023 and 2022; (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2023 and 2022; (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022; and (vi) Notes to Condensed Consolidated Financial Statements

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