Form 10-Q
period 2023-06-30
ADTRAN Holdings, Inc.
filed 2023-08-14
CIK 926282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 7, 2023, the registrant had 78,681,829 shares of common stock, $0.01 par value per share, outstanding.

ADTRAN Holdings, Inc.

Quarterly Report on Form 10-Q

For the Three and Six Months Ended June 30, 2023

GLOSSARY OF SELECTED TERMS

Below are certain acronyms, concepts and defined terms commonly used in our industry and in this Quarterly Report on Form 10-Q, along with their meanings:

Acronym/Concept/
Defined Term	Meaning
BEAD	Broadband Equity, Access and Deployment Program
CPE	Customer-Premises Equipment
DPLTA	Domination and Profit and Loss Transfer Agreement
DSO	Days Sales Outstanding
E.U.	European Union
EURIBOR	Euro Interbank Offered Rate
IPCEI ME/CT	Important Project of Common European Interest - Microelectronics and Communication Technologies
MSO	Multiple System Operator
ODM	Original Design Manufacturing
OLT	Optical Line Terminal
RNCI	Redeemable Non-Controlling Interest
SaaS	Software as a Service
SEC	Securities and Exchange Commission
Service Provider	Entity that provides voice, data or video services to consumers and businesses
SI	Person or company that specializes in bringing together component subsystems into a whole and ensuring that those subsystems function together
SLA	Service Level Agreement
SMB	Small and Mid-Sized Business
SOFR	Secured Overnight Financing Rate
U.S.	United States of America
VAR	Value-Added Reseller

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

On May 24, 2023, at the annual general meeting of the shareholders of ADVA Optical Networking SE, a subsidiary of the Company ("ADVA"), the shareholders of ADVA approved the proposed change of its name to Adtran Networks SE ("Adtran Networks"), which was registered in the commercial register of the local court of Jena, Germany on June 8, 2023. Unless the context otherwise indicates or requires, references in this Quarterly Report on Form 10-Q to “Adtran Networks” refer to Adtran Networks SE (formerly ADVA Optical Networking SE).

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
•
We are exposed to additional litigation risk and uncertainty with respect to the remaining minority shareholders of Adtran Networks, which litigation may require us to pay a higher purchase price for additional Adtran Networks shares than the amount provided for under the DPLTA.
•
We have incurred and expect to continue to incur significant costs in connection with the Business Combination and post-closing integration and restructuring efforts.
•
We incurred a substantial amount of indebtedness in connection with the Business Combination and DPLTA. Our failure to meet our debt service obligations could have a material adverse effect on our business, financial condition and results of operations.
•
We may be unable to successfully retain and motivate our personnel, including personnel at Adtran Networks.
•
The terms of our and Adtran Networks' credit agreements restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.
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
•
We will require a significant amount of cash to service our indebtedness, our payment obligations to Adtran Networks shareholders under the DPLTA, and other obligations.
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
•
We may face litigation and other risks as a result of the restatement of our previously issued consolidated financial statements and material weakness in our internal control over financial reporting.

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

The foregoing list of risks is not exclusive. For a more detailed description of the risk factors associated with our business, see Part I, Item 1A of Amendment No. 1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC August 14, 2023, as well as the risk factors set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q. We caution investors that other factors may prove to be important in the future in affecting our operating results. New factors emerge from time to time, and it is not possible for us to predict all of these factors, nor can we assess the impact each factor, or a combination of factors, may have on our business.

You are further cautioned not to place undue reliance on these forward-looking statements because they speak only of our views as of the date that the statements were made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADTRAN Holdings, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	June 30,	December 31,
	2023	2022
ASSETS
Current Assets
Cash and cash equivalents	$124,294	$108,644
Short-term investments (includes $3,089 and $340 of available-for-sale securities as of June 30, 2023 and December 31, 2022, respectively, reported at fair value)	3,089	340
Accounts receivable, less allowance for credit losses of $26 and $49 as of June 30, 2023 and December 31, 2022, respectively	239,565	279,435
Other receivables	32,394	32,831
Inventory, net	416,802	427,531
Prepaid expenses and other current assets	33,880	33,577
Total Current Assets	850,024	882,358
Property, plant and equipment, net	115,719	110,699
Deferred tax assets	82,076	67,839
Goodwill	388,163	381,724
Intangibles, net	355,084	401,211
Other non-current assets	60,634	66,998
Long-term investments (includes $4,985 and $8,913 of available-for-sale securities as of June 30, 2023 and December 31, 2022, respectively, reported at fair value)	31,238	32,665
Total Assets	$1,882,938	$1,943,494
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND EQUITY
Current Liabilities
Accounts payable	$171,735	$237,699
Revolving credit agreements outstanding	10,912	35,936
Notes payable	—	24,598
Unearned revenue	48,030	41,193
Accrued expenses and other liabilities	26,807	35,235
Accrued wages and benefits	36,843	44,882
Income tax payable, net	15,314	9,032
Total Current Liabilities	309,641	428,575
Non-current revolving credit agreement outstanding	200,000	60,000
Deferred tax liabilities	44,614	61,629
Non-current unearned revenue	24,111	19,239
Pension liability	10,883	10,624
Deferred compensation liability	28,522	26,668
Non-current lease obligations	20,834	22,807
Other non-current liabilities	16,401	10,339
Total Liabilities	655,006	639,881
Commitments and contingencies (see Note 20)
Redeemable Non-Controlling Interest	445,462	—
Equity
Common stock, par value $0.01 per share; 200,000 shares authorized; 78,661 shares issued and 78,364 outstanding as of June 30, 2023 and 78,088 shares issued and 77,889 shares outstanding as of December 31, 2022	787	781
Additional paid-in capital	766,428	895,834
Accumulated other comprehensive income	62,208	46,713
Retained (deficit) earnings	(41,010)	55,338
Treasury stock at cost: 297 and 198 shares as of June 30, 2023 and December 31, 2022, respectively	(5,943)	(4,125)
Non-controlling interest	—	309,072
Total Equity	782,470	1,303,613
Total Liabilities, Redeemable Non-Controlling Interest and Equity	$1,882,938	$1,943,494

See accompanying notes to condensed consolidated financial statements.

ADTRAN Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue
Network Solutions	$283,002	$155,992	$565,420	$294,366
Services & Support	44,376	16,046	85,870	32,190
Total Revenue	327,378	172,038	651,290	326,556
Cost of Revenue
Network Solutions	216,960	99,921	436,090	190,575
Services & Support	17,865	9,611	34,839	19,159
Total Cost of Revenue	234,825	109,532	470,929	209,734
Gross Profit	92,553	62,506	180,361	116,822
Selling, general and administrative expenses	66,583	27,873	133,980	55,766
Research and development expenses	70,598	26,500	140,741	52,991
Operating (Loss) Income	(44,628)	8,133	(94,360)	8,065
Interest and dividend income	358	217	662	421
Interest expense	(4,064)	(94)	(7,351)	(124)
Net investment gain (loss)	1,262	(4,646)	2,514	(8,061)
Other income, net	2,494	681	2,191	455
(Loss) Income Before Income Taxes	(44,578)	4,291	(96,344)	756
Income tax benefit (expense)	8,363	(2,148)	19,676	260
Net (Loss) Income	$(36,215)	$2,143	$(76,668)	$1,016
Less: Net Loss attributable to non-controlling interest(1)	(2,881)	—	(8,870)	—
Net (Loss) Income attributable to ADTRAN Holdings, Inc.	$(33,334)	$2,143	$(67,798)	$1,016

Weighted average shares outstanding – basic	78,366	49,123	78,364	49,110
Weighted average shares outstanding – diluted	78,366	49,809	78,364	49,813

(Loss) earnings per common share attributable to ADTRAN Holdings, Inc. – basic	$(0.43)	$0.04	$(0.87)	$0.02
(Loss) earnings per common share attributable to ADTRAN Holdings, Inc. – diluted	$(0.43)	$0.04	$(0.87)	$0.02

(1)For the three and six months ended June 30, 2023, we have recognized $2.9 million and $5.7 million, respectively, representing the recurring cash compensation earned by non-controlling interest shareholders post-DPLTA and an incremental $3.2 million net loss attributable to non-controlling interests pre-DPLTA for the six months ended June 30, 2023.

See accompanying notes to condensed consolidated financial statements.

ADTRAN Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net (Loss) Income	$(36,215)	$2,143	$(76,668)	$1,016
Other Comprehensive Income (Loss), net of tax
Net unrealized (loss) gain on available-for-sale securities	(6)	(200)	64	(924)
Defined benefit plan adjustments	23	(87)	57	(100)
Foreign currency translation gain (loss)	6,940	(2,853)	15,618	(3,758)
Other Comprehensive Income (Loss), net of tax	6,957	(3,140)	15,739	(4,782)
Less: Comprehensive Income attributable to non-controlling interest, net of tax	—	—	244	—
Comprehensive Loss attributable to ADTRAN Holdings, Inc., net of tax	$(29,258)	$(997)	$(61,173)	$(3,766)

See accompanying notes to condensed consolidated financial statements.

ADTRAN Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(In thousands, except per share amounts)

	Common Shares	Common Stock	Additional Paid-In Capital	Retained (Deficit) Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Non-controlling interest	Total Equity
Balance as of December 31, 2022	78,088	$781	$895,834	$55,338	$(4,125)	$46,713	$309,072	$1,303,613
Net loss	—	—	—	(37,274)	—	—	(3,179)	(40,453)
Reclassification and remeasurement from equity to mezzanine equity for non-controlling interests in Adtran Networks	—	—	(137,620)	—	—	—	(306,137)	(443,757)
Other comprehensive income, net of tax	—	—	—	—	—	8,538	244	8,782
Dividend payments to ADTRAN Holdings, Inc. shareholders ($0.09 per share)	—	—	—	(7,076)	—	—	—	(7,076)
Deferred compensation adjustments, net of tax	—	—	—	—	(1,792)	—	—	(1,792)
ADTRAN RSUs and restricted stock vested	561	6	—	(144)	—	—	—	(138)
ADTRAN stock options exercised	6	—	—	58	—	—	—	58
ADTRAN stock-based compensation expense	—	—	3,812	—	—	—	—	3,812
Redemption of redeemable non-controlling interest	—	—	—	343	—	—	—	343
Foreign currency remeasurement of redeemable non-controlling interest	—	—	—	(430)	—	—	—	(430)
Annual recurring compensation earned	—	—	—	(2,809)	—	—	—	(2,809)
Adtran Networks stock-based compensation expense	—	—	9	—	—	—	—	9
Balance as of March 31, 2023	78,655	$787	$762,035	$8,006	$(5,917)	$55,251	$—	$820,162
Net loss	—	—	—	(36,215)	—	—	—	(36,215)
Other comprehensive income, net of tax	—	—	—	—	—	6,957	—	6,957
Dividend payments to ADTRAN Holdings, Inc. shareholders ($0.09 per share)	—	—	—	(7,076)	—	—	—	(7,076)
Dividends accrued for RSUs	—	—	—	9	—	—	—	9
Deferred compensation adjustments, net of tax	—	—	—	—	(26)	—	—	(26)
ADTRAN RSUs and restricted stock vested	6	—	—	(44)	—	—	—	(44)
Adtran Networks stock options exercised	—	—	92	—	—	—	—	92
ADTRAN stock-based compensation expense	—	—	4,291	—	—	—	—	4,291
Redemption of redeemable non-controlling interest	—	—	—	6	—	—	—	6
Foreign currency remeasurement of redeemable non-controlling interest	—	—	—	(2,814)	—	—	—	(2,814)
Annual recurring compensation earned	—	—	—	(2,882)	—	—	—	(2,882)
Adtran Networks stock-based compensation expense	—	—	10	—	—	—	—	10
Balance as of June 30, 2023	78,661	$787	$766,428	$(41,010)	$(5,943)	$62,208	$—	$782,470

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

ADTRAN Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(76,668)	$1,016
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	67,467	7,235
Amortization of debt issuance cost	291	—
(Gain) loss on investments, net	(4,530)	7,882
Stock-based compensation expense	8,103	3,781
Deferred income taxes	(31,962)	(93)
Other, net	130	27
Inventory reserves	20,885	(4,296)
Changes in operating assets and liabilities:
Accounts receivable, net	40,975	(14,315)
Other receivables	561	2,606
Inventory	(6,920)	(53,982)
Prepaid expenses, other current assets and other assets	7,105	671
Accounts payable	(67,923)	42,968
Accrued expenses and other liabilities	110	2,179
Income taxes payable, net	6,216	(1,597)
Net cash used in operating activities	(36,160)	(5,918)

Cash flows from investing activities:
Purchases of property, plant and equipment	(20,118)	(3,285)
Proceeds from sales and maturities of available-for-sale investments	2,074	25,071
Purchases of available-for-sale investments	(580)	(17,002)
Proceeds from beneficial interests in securitized accounts receivable	1,156	—
Net cash (used in) provided by investing activities	(17,468)	4,784

Cash flows from financing activities:
Tax withholdings related to stock-based compensation settlements	(6,315)	(333)
Proceeds from stock option exercises	163	636
Dividend payments	(14,156)	(8,877)
Proceeds from draw on revolving credit agreements	163,729	28,000
Repayment of revolving credit agreements	(49,155)	(28,000)
Non-controlling interest put option buyback	(1,202)	—
Repayment of notes payable	(24,885)	—
Net cash provided by (used in) financing activities	68,179	(8,574)

Net increase (decrease) in cash and cash equivalents	14,551	(9,708)
Effect of exchange rate changes	1,099	(3,742)
Cash and cash equivalents, beginning of period	108,644	56,818
Cash and cash equivalents, end of period	$124,294	$43,368

Supplemental disclosure of cash financing activities:
Cash paid for interest	$4,719	$124
Cash used in operating activities related to operating leases	$5,082	$915
Supplemental disclosure of non-cash investing activities:
Right-of-use assets obtained in exchange for lease obligations	$515	$552
Purchases of property, plant and equipment included in accounts payable	$2,662	$818

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

On May 24, 2023, at the annual general meeting of the shareholders of ADVA Optical Networking SE, a subsidiary of the Company ("ADVA"), the shareholders of ADVA approved the proposed change of its name to Adtran Networks SE ("Adtran Networks"), which was registered in the commercial register of the local court of Jena, Germany on June 8, 2023. Unless the context otherwise indicates or requires, references in this Quarterly Report on Form 10-Q to “Adtran Networks” refer to Adtran Networks SE (formerly ADVA Optical Networking SE).

ADTRAN Holdings, Inc. solely owns ADTRAN, Inc. and is the majority shareholder of Adtran Networks. ADTRAN is a leading global provider of open, disaggregated networking and communications solutions. Adtran Networks is a global provider of network solutions for data, storage, voice and video services. The combined technology portfolio can best address current and future requirements, especially regarding the convergence of solutions at the network edge.

Effectiveness of the Domination and Profit and Loss Transfer Agreement

The DPLTA between the Company, as the controlling company, and Adtran Networks SE, as the controlled company, as executed on December 1, 2022, became effective on January 16, 2023, as a result of its registration with the commercial register (Handelsregister) of the local court (Amtsgericht) at the registered seat of Adtran Networks (Jena).

Under the DPLTA, subject to certain limitations pursuant to applicable law and the specific terms of the DPLTA, (i) the Company is entitled to issue binding instructions to the management board of Adtran Networks, (ii) Adtran Networks will transfer its annual profit to the Company, subject to, among other things, the creation or dissolution of certain reserves, and (iii) the Company will generally absorb the annual net loss incurred by Adtran Networks. The obligation of Adtran Networks to transfer its annual profit to the Company applies for the first time to the profit, if any, generated in the Adtran Networks fiscal year 2023. The obligation of the Company to absorb Adtran Networks annual net loss applies for the first time to the loss, if any, generated in the Adtran Networks fiscal year 2023.

Pursuant to the terms of the DPLTA, each Adtran Networks shareholder (other than the Company) has received an offer to elect either (1) to remain an Adtran Networks shareholder and receive from us an Annual Recurring Compensation payment, or (2) to receive Exit Compensation plus guaranteed interest. The guaranteed interest under the Exit Compensation is calculated from the effective date of the DPLTA to the date the shares are tendered, less any Annual Recurring Compensation paid. The guaranteed interest rate is 5% plus a variable component that was 1.62% as of June 30, 2023. Assuming all the minority holders of currently outstanding Adtran Networks shares were to elect the second option, we would be obligated to make aggregate Exit Compensation payments, including guaranteed interest, of approximately €319.0 million or approximately $348.1 million, based on an exchange rate as of June 30, 2023 and reflecting interest accrued through June 30, 2023 at a rate of 5.0% in addition to the variable base interest rate according to the German Civil Code (currently 3.12%) during the pendency of the appraisal proceedings discussed below. Shareholders electing the first option of Annual Recurring Compensation may later elect the second option. The opportunity for outside Adtran Networks shareholders to tender Adtran Networks shares in exchange for Exit Compensation had been scheduled to expire on March 16, 2023. However, due to the appraisal proceedings that have been initiated in accordance with applicable German law, this time period for tendering shares has been extended pursuant to the German Stock Corporation Act (Aktiengesetz) and will end two months after the date on which a final decision in such appraisal proceedings has been published in the Federal Gazette (Bundesanzeiger).

We are also obligated to absorb any annual net loss of Adtran Networks under the DPLTA. Additionally, our obligation to pay Annual Recurring Compensation under the DPLTA is a continuing payment obligation, which will amount to approximately €10.6 million or $11.6 million (based on the current exchange rate) per year assuming none of the minority Adtran Networks shareholders were to elect Exit Compensation. The foregoing amounts do not reflect any potential increase in payment obligations that we may have depending on the outcome of ongoing appraisal proceedings in Germany. During the three and six months ended June 30, 2023, we accrued $2.9 million and $5.7 million in Annual Recurring Compensation, which was reflected as a reduction to retained (deficit) earnings, respectively. For the three and six months ended June 30, 2023, a total of approximately 46 thousand shares and 63 thousand shares, respectively, of Adtran Networks stock was tendered to the Company and Exit Compensation payments of approximately €0.8 million and €1.1 million, respectively, or approximately $0.9 million and $1.2 million, respectively, based on an exchange rate as of June 30, 2023, were paid to Adtran Networks shareholders.

As of June 30, 2023, and as of the date of issuance of these financial statements, the Company does not have sufficient liquidity to meet payment obligations under the DPLTA pertaining to Exit Compensation assuming a substantial majority of Adtran Networks shareholders elect such option in the current period. We believe the probability that a substantial majority of Adtran Networks shareholders elect to receive Exit Compensation in the next twelve months is remote based on the diverse base of shareholders that must make this election on an individual shareholder basis, the current ongoing appraisal proceedings involving a dispute on the value of the Exit Compensation which is expected to take 24-36 months to resolve, the current guaranteed Annual Recurring Compensation payment plus the interest earned on such shares during the ongoing appraisal proceedings, and the current trading value of Adtran Networks SE shares.

Therefore, we believe that our cash and cash equivalents, investments, working capital management initiatives and access to funds under the Wells Fargo credit facility, including additional funding provided for under the First Amendment to the Wells Fargo credit facility that was signed on August 9, 2023, (described below and as recently expanded) will be adequate to meet our operating and capital needs and our obligations under the DPLTA, including potential Exit Compensation, for at least the next 12 months, from the issuance of these financial statements, although we may need to suspend payment of dividends, reduce capital expenditures and/or take other steps to preserve working capital in order to ensure that we can meet such needs and obligations.

On July 18, 2022, ADTRAN Holdings, Inc. and ADTRAN, Inc., as the borrower, entered into a credit agreement with a syndicate of banks, including Wells Fargo Bank, National Association, as administrative agent (“Administrative Agent”), and the other lenders named therein (the “Credit Agreement”). The Credit Agreement allowed for borrowings of up to $100.0 million in aggregate principal amount, but the borrowings increased to up to $400.0 million in aggregate principal amount upon the DPLTA becoming effective on January 16, 2023. The Credit Agreement matures in July 2027, but provides the Company with an option to request extensions subject to customary conditions.

On August 9, 2023, the Company, its wholly-owned direct subsidiary, ADTRAN, Inc., the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent and as collateral agent, entered into a First Amendment to Credit Agreement (the “First Amendment”), which amended the Credit Agreement. See Note 22, Subsequent Events, for additional information.

Board Approval Purchase of Adtran Networks Common Stock

On October 18, 2022, the Company's Board of Directors authorized the Company to purchase additional shares of Adtran Networks through open market purchases not to exceed 15,346,544 shares. For the three and six months ended June 30, 2023, a total of approximately 46 thousand shares and 63 thousand shares, respectively, of Adtran Networks stock was tendered to the Company and Exit Compensation payments of approximately €0.8 million and €1.1 million, respectively, or approximately $0.9 million and $1.2 million, respectively, based on an exchange rate as of June 30, 2023 were paid to Adtran Networks' shareholders.

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

In the opinion of management, all adjustments necessary to fairly state these interim statements have been recorded and are of a normal and recurring nature. The results of operations for an interim period are not necessarily indicative of the results for the full year. The interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Amendment No. 1 to the ADTRAN Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on August 14, 2023.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expense during the reporting period. Significant estimates include allowance for credit losses on accounts receivable and contract assets, excess and obsolete inventory reserves, warranty reserves, customer rebates, determination and accrual of the deferred revenue related to performance obligations under contracts with customers, estimated costs to complete obligations associated with deferred and accrued revenues and network installations, estimated income tax provision and income tax contingencies, fair value of stock-based compensation, assessment of goodwill and other intangibles for impairment, estimated lives of intangible assets, estimates of intangible assets upon measurement, estimated pension liability and fair value of investments and estimated contingent liabilities. Actual amounts could differ significantly from these estimates.

We assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to us and the unknown future impacts of supply chain constraints, inflationary pressures, the energy crisis, currency fluctuations and political tensions as of June 30, 2023, and through the date of this report. The accounting matters assessed included, but were not limited to, the allowance for credit losses, stock-based compensation, carrying value of goodwill, intangibles and other long-lived assets, financial assets, valuation allowances for tax assets, revenue recognition and costs of revenue. Future conditions related to supply chain constraints, inflationary pressures, the energy crisis, rising interest rates, instability in the financial services industry, currency fluctuations and political tensions could result in further impacts to the Company's consolidated financial statements in future reporting periods.

Redeemable Non-Controlling Interest

As of June 30, 2023 and December 31, 2022, the Adtran Networks stockholders’ equity ownership percentage in Adtran Networks was approximately 34.6% and 34.7%, respectively.

As a result of the effectiveness of the DPLTA on January 16, 2023, the Adtran Networks shares, representing the equity interest in Adtran Networks held by holders other than the Company, can be tendered at any time and are, therefore, redeemable and must be classified outside stockholders’ equity. Therefore, the permanent equity noncontrolling interest balance was reclassified to redeemable non-controlling interest on January 16, 2023 and was remeasured to fair value based on the trading market price of the Adtran Networks shares.

Subsequently, the carrying value of the RNCI is adjusted to its maximum redemption value at each reporting date when the maximum redemption value is greater than the initial carrying amount of the RNCI. However, the RNCI will be remeasured using the current exchange rate at each reporting date as long as the RNCI is currently redeemable. For the period of time that the DPLTA is in effect, the RNCI will continue to be presented as RNCI outside of stockholders’ equity in the Condensed Consolidated Balance Sheets.

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

2. BUSINESS COMBINATION

Adtran Networks SE (formerly ADVA Optical Networking SE)

On August 30, 2021, ADTRAN, Inc. and Adtran Networks (then known as ADVA Optical Networking SE) entered into a Business Combination Agreement, pursuant to which both companies agreed to combine their respective businesses and each become subsidiaries of a new holding company, ADTRAN Holdings, Inc. (formerly known as Acorn HoldCo, Inc.), which was formed as a wholly-owned subsidiary of ADTRAN, Inc. in order to consummate the transactions under the Business Combination Agreement. Under the terms of the Business Combination Agreement, on July 8, 2022, Acorn MergeCo, Inc, a Delaware corporation and wholly-owned direct subsidiary of the Company, merged with and into ADTRAN, Inc., with ADTRAN, Inc. surviving the Business Combination as a wholly-owned direct subsidiary of the Company.

Additionally, pursuant to the Business Combination Agreement, on July 15, 2022, the Company made a public offer to exchange each issued and outstanding no-par value bearer share of Adtran Networks for 0.8244 shares of Company Common Stock, par value $0.01 per share of the Company. The Exchange Offer was settled on July 15, 2022 (the "Exchange Offer Settlement Date"), on which date the Company acquired 33,957,538 bearer shares of Adtran Networks, or 65.43% of Adtran Networks’ outstanding bearer shares as of the Exchange Offer Settlement Date, in exchange for the issuance of an aggregate of 27,994,595 shares of Company Common Stock. Additionally, pursuant to the Business Combination Agreement, Adtran Networks stock option holders were entitled to have their Adtran Networks stock options assumed by ADTRAN Holdings, Inc. (applying the exchange ratio in the Business Combination Agreement), thereafter representing options to acquire stock of ADTRAN, Holdings, Inc. The fair value of the Adtran Networks stock options assumed by ADTRAN Holdings, Inc. was $12.8 million, estimated using the Monte Carlo method.

ADTRAN, Inc. and Adtran Networks became subsidiaries of ADTRAN Holdings, Inc. as a result of the Business Combination. ADTRAN, Inc. was determined to be the accounting acquirer of Adtran Networks based on ADTRAN, Inc. shareholders’ majority equity stake in the combined company, the composition of the board of directors and senior management of the combined company, among other factors. The Business Combination with Adtran Networks has been accounted for using the acquisition method of accounting as per the provisions of Accounting Standards Codification 805, “Business Combinations” (“ASC 805”). The Business Combination Agreement used a fixed exchange ratio of Company Common Stock for Adtran Networks shares of common stock, which resulted in a 36% equity stake for Adtran Networks stockholders and a 64% equity stake for ADTRAN, Inc. stockholders in the post-closing combined company (calculated on a fully diluted basis and utilizing the tender of 65.43% of Adtran Networks’ current issued and outstanding share capital) as of July 15, 2022. Therefore, ADTRAN, Inc. shareholders continued to hold a majority interest in the combined company following the completion of the Business Combination. Additionally, the Board of Directors is comprised of six members from ADTRAN, Inc. and three members from Adtran Networks; the current ADTRAN, Inc. chief executive officer acts as the chairman of the Board of Directors and the former Adtran Networks chief executive officer as the vice chairman of the Board of Directors. Additionally, the current ADTRAN, Inc. chief executive officer and ADTRAN, Inc. chief financial officer held these positions within the combined company immediately following the completion of the Business Combination. Based upon these and other considerations as outlined in ASC 805, ADTRAN, Inc. represents the accounting acquirer.

The following table summarizes the purchase price for the Adtran Networks business combination:

(In thousands, except shares, share price and exchange ratio)	Purchase Price
Adtran Networks shares exchanged	33,957,538
Exchange ratio	0.8244
ADTRAN Holdings, Inc. shares issued	27,994,595
ADTRAN Holdings, Inc. share price on July 15, 2022	$20.20
Purchase price paid for Adtran Networks shares	$565,491
Equity compensation (1)	$12,769
Total purchase price	$578,260

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

The following table summarizes the purchase price allocation for each major class of assets acquired and liabilities assumed in the Business Combination (in thousands):

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

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The Business Combination resulted in the recognition of goodwill of $350.5 million, which the Company believes is attributable to the value driven by the Company’s expected growth of the business, synergies, and expanded market and product opportunities. Goodwill created as a result of the Business Combination is not deductible for tax purposes.

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

As of the acquisition date, the fair value of the non-controlling interest was approximately $316.4 million and determined using a market approach. As a portion of Adtran Networks' shares remains trading after the Business Combination, the non-controlling interest was calculated using 17,941,496 Adtran Networks shares held by non-controlling interest multiplied by the Adtran Networks closing share price of €17.58 ($17.64 using the July 15, 2022 EUR to USD conversion rate of $1.00318) on July 15, 2022.

The Company has included the financial results of Adtran Networks in its consolidated financial statements since July 15, 2022, the acquisition date. The net revenue from the Adtran Networks business for the three and six months ended June 30, 2023, was $186.7 million and $379.0 million, respectively, and the net loss from the Adtran Networks business for the three and six months ended June 30, 2023, was $31.7 million and $67.5 million, respectively, which are included in the Company’s Consolidated Statement of (Loss) Income. There was no net loss attributable to non-controlling interest from the Adtran Networks business for the three months ended June 30, 2023. The net loss attributable to non-controlling interest from the Adtran Networks business for the six months ended June 30, 2023 was $6.0 million.

As of June 30, 2023, the Company has incurred $26.2 million of transaction costs related to the Business Combination. During the three and six months ended June 30, 2023, $0.1 million of transaction costs were incurred. During the three and six months ended June 30, 2022, $1.2 million and $2.7 million of transaction costs were incurred, respectively. These transaction costs are recorded in selling, general and administrative expenses in the Consolidated Statements of (Loss) Income.

Supplemental Pro Forma Information (Unaudited)

The unaudited pro forma financial information in the table below summarizes the combined results of operations for ADTRAN, Inc. and Adtran Networks as though the Business Combination had occurred on January 1, 2022. The pro forma amounts have been adjusted for differences in basis of accounting which are determined before taking into effect the impacts of purchase accounting and Business Combination accounting impacts.

The following unaudited pro forma information is presented for illustrative purposes only. It is not necessarily indicative of the results of operations of future periods, the results of operations that actually would have been realized had the entities been a single company as of January 1, 2022, or the future operating results of the combined entities. The unaudited pro forma information does not give effect to the potential impact of current financial conditions, regulatory matters or any anticipated synergies, operating efficiencies or cost savings that may be associated with the acquisition. The unaudited pro forma information also does not include any integration costs that the Company has incurred and may continue to incur related to the Business Combination as part of combining the operations of the companies.

	Three Months Ended	Six Months Ended
(In thousands)	June 30, 2022	June 30, 2022

Revenue	$339,474	$685,318
Net income (loss)	$61,079	$(12,410)

3. REVENUE

The following is a description of the principal activities from which revenue is generated by reportable segment:

Network Solutions Segment - Includes hardware and software products that enable a digital future which support the Company's Subscriber, Access & Aggregation, and Optical Networking Solutions.

Services & Support Segment - Includes network design, implementation, maintenance and cloud-hosted services supporting the Company's Subscriber, Access & Aggregation, and Optical Networking Solutions.

Revenue by Category

In addition to the Company's reportable segments, revenue is also reported for the following three categories – Subscriber Solutions, Access & Aggregation Solutions and Optical Networking Solutions.

Prior to the Business Combination with Adtran Networks on July 15, 2022, ADTRAN reported revenue across the following three categories: (1) Access & Aggregation, (2) Subscriber Solutions & Experience and (3) Traditional & Other Products. Following the Business Combination with Adtran Networks, we have recast these revenues such that ADTRAN’s former Access & Aggregation revenue is combined with a portion of the applicable Adtran Networks solutions to create Access & Aggregation Solutions, ADTRAN’s former Subscriber Solutions & Experience revenue is combined with a portion of the applicable Adtran Networks solutions to create Subscriber Solutions, and the revenue from Traditional & Other products is now included in the applicable Access & Aggregation Solutions or Subscriber Solutions category. Optical Networking Solutions is a new revenue category added to represent a meaningful portion of Adtran Networks' portfolio.

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

The following tables disaggregate revenue by reportable segment and revenue category. Prior year amounts presented below have been reclassified to conform to the current period revenue category presentation:

	Three Months Ended
	June 30, 2023			June 30, 2022
(In thousands)	Network Solutions	Services & Support	Total	Network Solutions	Services & Support	Total
Optical Networking Solutions	$120,221	$22,775	$142,996	$—	$—	$—
Access & Aggregation Solutions	89,263	13,454	102,717	80,821	11,467	92,288
Subscriber Solutions	73,518	8,147	81,665	75,171	4,579	79,750
Total	$283,002	$44,376	$327,378	$155,992	$16,046	$172,038

	Six Months Ended
	June 30, 2023			June 30, 2022
(In thousands)	Network Solutions	Services & Support	Total	Network Solutions	Services & Support	Total
Optical Networking Solutions	$247,798	$42,954	$290,752	$—	$—	$—
Access & Aggregation Solutions	173,817	25,720	199,537	166,805	23,279	190,084
Subscriber Solutions	143,805	17,196	161,001	127,561	8,911	136,472
Total	$565,420	$85,870	$651,290	$294,366	$32,190	$326,556

The aggregate amount of transaction price allocated to remaining performance obligations that have not been satisfied as of June 30, 2023 and December 31, 2022 related to contractual maintenance agreements, contractual SaaS and subscription services, and hardware contracts that exceed one year in duration amounted to $369.3 million and $277.2 million, respectively. As of June 30, 2023, approximately 46.5% is expected to be recognized over the next 12 months and the remainder recognized thereafter. The majority of the Company's remaining performance obligations as of June 30, 2023 are related to contracts or orders that have an original expected duration of one year or less, for which the Company is electing to utilize the practical expedient available within the guidance, and are excluded from the transaction price related to these future obligations. The Company will generally satisfy the remaining performance obligations as we transfer control of the products ordered or services to our customers, excluding maintenance services, which are satisfied over time.

The following table provides information about receivables, contract assets and unearned revenue from contracts with customers:

	As of	As of
(In thousands)	June 30, 2023	December 31, 2022
Accounts receivable, net	$239,565	$279,435
Contract assets(1)	$1,153	$1,852
Unearned revenue	$48,030	$41,193
Non-current unearned revenue	$24,111	$19,239

(1) Included in other receivables on the Condensed Consolidated Balance Sheets.

The Company is party to a receivables purchase agreement with a third-party financial institution (the “Factor”), which accelerates receivable collection and helps to better manage cash flow. Total accounts receivables sold for the six months ended June 30, 2023 and the twelve months ended December 31, 2022, totaled $14.7 million and $14.9 million, respectively, of which $1.2 million was retained by the Factor in the reserve account. The balance in the reserve account is included in other assets on the Condensed Consolidated Balance Sheets. As of June 30, 2023 and December 31, 2022, the Company had an allowance for credit losses related to factored accounts receivable totaling less than $0.1 million. The cost of the receivables purchase agreement is included in interest expense in the Condensed Consolidated Statements of (Loss) Income and totaled $0.3 million and $0.6 million for the three and six months ended June 30, 2023, respectively.

Of the outstanding unearned revenue balances as of December 31, 2022, $24.8 million and $50.5 million was recognized as revenue during the three and six months ended June 30, 2023, respectively. Of the $17.7 million of outstanding unearned revenue balances as of December 31, 2021, $4.1 million and $9.5 million was recognized as revenue during the three and six months ended June 30, 2022, respectively.

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

As of June 30, 2023 and December 31, 2022, the Company’s outstanding accounts receivable balance was $239.6 million and $279.4 million, respectively. The Company assessed the need for an allowance for credit losses related to its outstanding accounts receivable using the historical loss-rate method as well as assessing asset-specific risks. The assessment of asset-specific risks included the evaluation of relevant available information, from internal and external sources, relating to current conditions that may affect a customer’s ability to pay, such as the customer’s current financial condition, credit rating by geographic location, as provided by a third party and/or by customer, if needed, and the overall macro-economic conditions in which the customer operates. The Company pooled assets by geographic location to determine if an allowance should be applied to its accounts receivable balance, assessing the specific country risk rating and overall economics of that particular country. If elevated risk existed, or customer specific risk indicated the accounts receivable balance was at risk, the Company further analyzed the need for an allowance related to specific accounts receivable balances. Additionally, the Company determined that significant changes to customer country risk rating from period-to-period and from the end of the prior year to the end of the current quarter would require further review and analysis by the Company.

The allowance for credit losses was $26 thousand and $49 thousand as of June 30, 2023 and December 31, 2022, respectively, related to accounts receivable.

Contract Assets

The Company records contract assets when it has recognized revenue but has not yet billed the customer. As of June 30, 2023 and December 31, 2022, the Company’s outstanding contract asset balance was $1.2 million and $1.9 million, respectively, which is included in other receivables on the Consolidated Balance Sheets. The Company assessed the need for an allowance for credit losses related to its outstanding contract assets using the historical loss-rate method as well as asset-specific risks. The Company’s historical losses related to contract assets receivable have been immaterial as evidenced by historical write-offs due to collectability. Asset-specific risk included the evaluation of relevant available information, from internal and external sources, relating to current conditions that may affect a customer’s ability to pay once invoiced, such as the customer’s financial condition, credit rating by geographic location as provided by a third party and/or by customer, if needed, and the overall macro-economic conditions in which the customer operates. The Company pooled assets by geographic location to determine if an allowance should be applied to its contract asset balance, assessing the specific country risk rating and the overall economics of that particular country. If elevated risk existed, or customer specific risk indicated the contract balance was at risk, the Company further analyzed the need for an allowance related to specific customer balances. Additionally, the Company determined that significant changes to customer country risk rating from period-to-period and from the end of the prior year to the end of the current quarter would be subject to further review and analysis by the Company.

No allowance for credit losses was recorded for the three months ended June 30, 2023 and 2022 related to contract assets.

4. INCOME TAXES

The Company's effective tax rate changed from an expense of 50.1% of pre-tax income for the three months ended June 30, 2022, to a benefit of 18.8% of pre-tax loss for the three months ended June 30, 2023 and changed from a benefit of 34.3% of pre-tax income for the six months ended June 30, 2022, to a benefit of 20.4% of pre-tax loss for the six months ended June 30, 2023. The change in the effective tax rate for the three and six months ended June 30, 2023, was driven primarily by a change in our estimated tax rate as a result of the closing of the Business Combination with Adtran Networks during the third quarter of 2022, as well as the release of our domestic valuation allowance during the fourth quarter of 2022.

During the second quarter of 2023, the Company concluded a review with the Internal Revenue Services of its amended tax returns previously filed related to refund claims arising from the Company’s request to revoke an IRC Section 59(e) election made on the Company’s originally filed 2018 U.S. federal tax return, and received an unfavorable response, Private Letter Ruling request. As a result of that review, and after taking into consideration other factors, including weighing the potential benefits with projected costs to litigate and the hazards of litigation, management has concluded that it will not pursue the claims any further. As a result, the company has removed the previously recorded receivable of $15.2 million and related research and development credit carryforward of $1.8 million as well as the offsetting uncertain tax position reserves against them of $17.0 million within our financials as of June 30, 2023.

The Company continually reviews the adequacy of its valuation allowance and recognizes the benefits of deferred tax assets only as the assessment indicates that it is more likely than not that the deferred tax assets will be recognized in accordance with ASC 740, Income Taxes. As of June 30, 2023, the Company had net deferred tax assets totaling $42.5 million, and a valuation allowance totaling $5.0 million against those deferred tax assets. The remaining $37.5 million in deferred tax assets are primarily related to capitalized R&D expenses in the U.S., partially offset by net purchase price intangibles from the Business Combination closed with Adtran Networks during the third quarter of 2022. Our assessment of the realizability of our deferred tax assets includes the evaluation of historical operating results as well as the evaluation of evidence which requires significant judgment, including the evaluation of our three-year cumulative income position, future taxable income projections and tax planning strategies. Should management’s conclusion change in the future and an additional valuation allowance, or a partial or full release of the valuation allowance becomes necessary, it may have a material effect on our consolidated financial statements.

Supplemental balance sheet information related to deferred tax assets (liabilities) is as follows:

	As of June 30, 2023
(In thousands)	Deferred Tax Assets (Liabilities)	Valuation Allowance	Deferred Tax Assets (Liabilities), net
Domestic	$75,809	$(3,177)	$72,632
International	(33,331)	(1,839)	(35,170)
Total	$42,478	$(5,016)	$37,462

	As of December 31, 2022
(In thousands)	Deferred Tax Assets (Liabilities)	Valuation Allowance	Deferred Tax Assets (Liabilities), net
Domestic	$61,726	$(3,177)	$58,549
International	(50,315)	(2,024)	(52,339)
Total	$11,411	$(5,201)	$6,210

5. STOCK-BASED COMPENSATION

For the three months ended June 30, 2023 and 2022, stock-based compensation expense was $4.3 million and $1.9 million, respectively, and for the six months ended June 30, 2023 and 2022, stock-based compensation expense was $8.0 million and $3.8 million, respectively.

PSUs, RSUs and Restricted Stock - ADTRAN Holdings, Inc.

The following table summarizes the RSUs and restricted stock outstanding as of December 31, 2022 and June 30, 2023 and the changes that occurred during the six months ended June 30, 2023:

	Number of Shares (in thousands)	Weighted Avg. Grant Date Fair Value (per share)
Unvested RSUs and restricted stock outstanding, December 31, 2022	1,086	$17.54
RSUs and restricted stock granted	1,484	$16.33
RSUs and restricted stock vested	(52)	$20.36
RSUs and restricted stock forfeited	(27)	$16.11
Unvested RSUs and restricted stock outstanding, June 30, 2023	2,491	$17.02

During the six months ended June 30, 2023, the Company granted 0.9 million performance-based PSUs to its executive officers and certain employees. The grant-date fair value of these performance-based awards was based on the closing price of the Company’s stock on the date of grant. These awards vest over either a two or three-year period, subject to the grantee’s continued employment, with the ability to earn shares in a range of 0% to either 100% or 150% of the awarded number of PSUs based on the achievement of defined performance targets. Equity-based compensation expense with respect to these awards may be adjusted over the vesting period to reflect the probability of achievement of performance targets defined in the award agreements.

The fair value of RSUs and restricted stock is equal to the closing price of its stock on the date of grant. The fair value of PSUs with market conditions is calculated using a Monte Carlo simulation valuation method.

As of June 30, 2023, total unrecognized compensation expense related to non-vested market-based RSUs and restricted stock was approximately $21.8 million, which will be recognized over the remaining weighted-average period of 2.4 years. There was $13.9 million of unrecognized compensation expense related to unvested 2023 performance-based PSUs, which will be recognized over the remaining requisite service period of 2.4 years if achievement of the performance obligation becomes probable. Unrecognized compensation expense will be adjusted for actual forfeitures.

As of June 30, 2023, 2.0 million shares were available for issuance under stockholder-approved equity plans.

Stock Options - ADTRAN Holdings, Inc.

The following table summarizes the ADTRAN Holdings, Inc. stock options outstanding as of December 31, 2022 and June 30, 2023 and the changes that occurred during the six months ended June 30, 2023:

	Number of Stock Options (in thousands)	Weighted Avg. Exercise Price (per share)	Weighted Avg. Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Stock options outstanding, December 31, 2022	3,148	$14.37	3.42	$16,251
Stock options granted	8	$12.17
Stock options exercised	(6)	$9.82
Stock options forfeited	(36)	$12.24
Stock options expired	(26)	$15.46
Stock options outstanding, June 30, 2023	3,088	$14.39	2.93	$2,582
Stock options exercisable, June 30, 2023	1,701	$15.89	1.48	$1,514

As of June 30, 2023, there was $6.3 million of unrecognized compensation expense related to stock options which will be recognized over the remaining weighted-average period of 2.0 years.

Pursuant to the Business Combination, which closed on July 15, 2022, Adtran Networks stock option holders were entitled to have their Adtran Networks stock options assumed by ADTRAN Holdings, Inc. (applying the exchange ratio in the Business Combination Agreement), thereafter representing options to acquire stock of ADTRAN Holdings, Inc. The maximum number of shares of ADTRAN Holdings, Inc. stock potentially issuable upon such assumption was 2.3 million shares. The period in which such options could be assumed ended July 22, 2022. A total of 2.1 million shares of ADTRAN Holdings, Inc. stock could be issued pursuant to the exercise of the assumed Adtran Networks options. The determination of the fair value of stock options assumed by ADTRAN Holdings, Inc. was estimated using the Monte Carlo method and is affected by its stock price, as well as assumptions regarding a number of complex and subjective variables that may have a significant impact on the fair value estimate. The stock option pricing model requires the use of several assumptions that impact the fair value estimate. These variables include, but are not limited to, the volatility of the Company's stock price and employee exercise behaviors.

All of the options were previously issued at exercise prices that approximated fair market value at the date of grant.

The aggregate intrinsic value of stock options represents the total pre-tax intrinsic value (the difference between the Company's closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2023. The amount of aggregate intrinsic value was $2.6 million as of June 30, 2023 and will change based on the fair market value of the Company's stock. The total pre-tax intrinsic value of options exercised during the six months ended June 30, 2023 was $43 thousand.

Stock Options - Adtran Networks

The following table summarizes the Adtran Networks stock options outstanding as of December 31, 2022 and June 30, 2023 and the changes that occurred during the six months ended June 30, 2023:

	Number of Options (In thousands)	Weighted Average Exercise Price (Per share)	Weighted Avg. Remaining Contractual Life in Years	Aggregate Intrinsic Value (In thousands)
Stock options outstanding, December 31, 2022	81	$8.58	4.00	$1,222
Stock options exercised	(12)	$8.47
Stock options expired	(1)	$9.49
Stock options outstanding, June 30, 2023	68	$8.77	3.88	$865
Stock options exercisable, June 30, 2023	13	$6.41	1.39	$197

As of June 30, 2023, there was $0.1 million of unrecognized compensation expense related to Adtran Networks stock options which will be recognized over the remaining weighted-average period of 3.9 years.

All of the Adtran Networks options were previously issued at exercise prices that approximated fair market value at the date of grant.

The aggregate intrinsic value of Adtran Networks stock options represents the total pre-tax intrinsic value (the difference between Adtran Networks closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2023. The amount of aggregate intrinsic value was $0.9 million as of June 30, 2023 and will change based on the fair market value of Adtran Networks stock. The total pre-tax intrinsic value of Adtran Networks options exercised during the six months ended June 30, 2023 was $0.2 million.

6. INVESTMENTS

Debt Securities and Other Investments

The following debt securities and other investments were included on the Condensed Consolidated Balance Sheets and recorded at fair value:

	As of June 30, 2023
	Amortized	Gross Unrealized		Fair
(In thousands)	Cost	Gains	Losses	Value
Corporate bonds	$1,897	$1	$(58)	$1,840
Municipal fixed-rate bonds	185	—	(2)	183
Asset-backed bonds	670	—	(22)	648
Mortgage/Agency-backed bonds	1,298	—	(74)	1,224
U.S. government bonds	3,955	—	(162)	3,793
Foreign government bonds	405	—	(19)	386
Available-for-sale debt securities held at fair value	$8,410	$1	$(337)	$8,074

	As of December 31, 2022
	Amortized	Gross Unrealized		Fair
(In thousands)	Cost	Gains	Losses	Value
Corporate bonds	$2,538	$5	$(81)	$2,462
Municipal fixed-rate bonds	185	—	(5)	180
Asset-backed bonds	818	1	(24)	795
Mortgage/Agency-backed bonds	1,853	—	(105)	1,748
U.S. government bonds	3,870	3	(188)	3,685
Foreign government bonds	407	—	(24)	383
Available-for-sale debt securities held at fair value	$9,671	$9	$(427)	$9,253

The contractual maturities related to debt securities and other investments were as follows:

	As of June 30, 2023
(In thousands)	Corporate bonds	Municipal fixed-rate bonds	Asset- backed bonds	Mortgage/ Agency- backed bonds	U.S. government bonds	Foreign government bonds
Less than one year	$470	$183	$—	$—	$2,158	$278
One to two years	1,048	—	218	164	1,266	108
Two to three years	322	—	—	288	249	—
Three to five years	—	—	287	226	120	—
Five to ten years	—	—	—	200	—	—
More than ten years	—	—	143	346	—	—
Total	$1,840	$183	$648	$1,224	$3,793	$386

Actual maturities may differ from contractual maturities as some borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Realized gains and losses on sales of debt securities are computed under the specific identification method. The following table presents the gross realized gains and losses related to its debt securities:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2023	2022	2023	2022
Gross realized gain on debt securities	$—	$—	$4	$12
Gross realized loss on debt securities	(27)	(85)	(39)	(125)
Total loss recognized, net	$(27)	$(85)	$(35)	$(113)

Income generated from available-for-sale debt securities was recorded as interest and dividend income in the Condensed Consolidated Statements of (Loss) Income. No allowance for credit losses was recorded for the six months ended June 30, 2023 and 2022 related to available-for-sale debt securities. The Company’s investment policy provides limitations for issuer concentration, which limits, at the time of purchase, the concentration in any one issuer to 5% of the market value of its total investment portfolio. The Company did not purchase any available-for-sale debt security with credit deterioration during the six months ended June 30, 2023.

Realized and unrealized gains and losses related to marketable equity securities were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2023	2022	2023	2022
Unrealized gain (loss) on equity securities held	$1,288	$(4,268)	$2,535	$(7,630)
Realized gain (loss) on equity securities sold	1	(293)	14	(318)
Total gain (loss) recognized, net	$1,289	$(4,561)	$2,549	$(7,948)

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
The Company’s cash equivalents and investments held at fair value are categorized into this hierarchy as follows:

		Fair Value Measurements as of June 30, 2023 Using
(In thousands)	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
U.S. government securities	$1,019	$1,019	$—	$—
Money market funds	272	272	—	—
Commercial paper	310	—	310	—
Total cash equivalents	$1,601	$1,291	$310	$—
Available-for-sale debt securities
Corporate bonds	$1,840	$—	$1,840	$—
Municipal fixed-rate bonds	183	—	183	—
Asset-backed bonds	648	—	648	—
Mortgage/Agency-backed bonds	1,224	—	1,224	—
U.S. government bonds	3,793	3,793	—	—
Foreign government securities	386	—	386	—
Marketable equity securities
Marketable equity securities – various industries	858	854	—	—
Deferred compensation plan assets	25,395	25,395	—	—
Total short-term and long-term investments	$34,327	$30,042	$4,281	$—
Total	$35,928	$31,333	$4,591	$—

		Fair Value Measurements as of December 31, 2022 Using
(In thousands)	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$228	$228	$—	$—
Total cash equivalents	$228	$228	$—	$—
Available-for-sale debt securities
Corporate bonds	$2,462	$—	$2,462	$—
Municipal fixed-rate bonds	180	—	180	—
Asset-backed bonds	795	—	795	—
Mortgage/Agency-backed bonds	1,748	—	1,748	—
U.S. government bonds	3,685	3,685	—	—
Foreign government bonds	383	—	383	—
Marketable equity securities
Marketable equity securities – various industries	810	810	—	—
Deferred compensation plan assets	22,942	22,942	—	—
Total short-term and long-term investments	$33,005	$27,437	$5,568	$-
Total	$33,233	$27,665	$5,568	$—

The fair value of its Level 2 securities is calculated using a weighted average market price for each security. Market prices are obtained from a variety of industry standard data providers, large financial institutions and other third-party sources. These multiple market prices are used as inputs into a distribution-curve-based algorithm to determine the daily market value of each security.

7. INVENTORY

Inventory consisted of the following:

	As of	As of
(In thousands)	June 30, 2023	December 31, 2022
Raw materials	$186,262	$186,346
Work in process	13,576	12,087
Finished goods	216,964	229,098
Total inventory, net	$416,802	$427,531

Inventory reserves are established for estimated excess and obsolete inventory equal to the difference between the cost of the inventory and the estimated net realizable value of the inventory based on estimated reserve percentages, which considers historical usage, known trends, inventory age and market conditions. As of June 30, 2023 and December 31, 2022, inventory reserves were $79.6 million and $57.0 million, respectively.

8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	As of	As of
(In thousands)	June 30, 2023	December 31, 2022
Engineering and other equipment	$178,493	$170,785
Building	83,420	82,932
Computer hardware and software	87,114	80,455
Building and land improvements	53,734	47,861
Furniture and fixtures	23,647	22,403
Land	5,379	5,364
Total property, plant and equipment	431,787	409,800
Less: accumulated depreciation	(316,068)	(299,101)
Total property, plant and equipment, net	$115,719	$110,699

Long-lived assets used in operations are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and the undiscounted cash flows estimated to be generated by the asset are less than the asset’s carrying value. During the three and six months ended June 30, 2023 and 2022, no impairment charges were recognized.

Depreciation expense was $6.2 million and $2.7 million for the three months ended June 30, 2023 and 2022, respectively, and $13.8 million and $5.5 million for the six months ended June 30, 2023 and 2022, respectively, which is recorded in cost of revenue, selling, general and administrative expenses and research and development expenses in the Condensed Consolidated Statements of (Loss) Income.

9. GOODWILL

The changes in the carrying amount of goodwill for the six months ended June 30, 2023 are as follows:

(In thousands)	Network Solutions	Services & Support	Total
As of December 31, 2022	$298,280	$83,444	$381,724
Foreign currency translation adjustments	5,013	1,426	6,439
As of June 30, 2023	$303,293	$84,870	$388,163

Related to the Business Combination with Adtran Networks the Company recognized $350.5 million of goodwill upon the closing of the Business Combination on July 15, 2022. Goodwill represents the excess purchase price over the fair value of net assets acquired. We qualitatively assess the carrying value of goodwill each reporting period for events or circumstance changes that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Based on its assessment of certain qualitative factors such as macro-economic conditions, industry and market considerations, costs factors and overall financial performance, management concluded that no such events or circumstance changes were identified that would suggest that the fair value of the goodwill was more likely than not greater than it's carrying amount as of June 30, 2023. No impairment of goodwill was recorded during the three and six months ended June 30, 2023 and 2022.

10. INTANGIBLE ASSETS

Intangible assets consisted of the following:

		As of June 30, 2023			As of December 31, 2022
(In thousands)	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	10.9	$54,328	$(13,393)	$40,935	$55,517	$(12,772)	$42,745
Backlog	1.6	56,740	(48,169)	8,571	55,782	(22,725)	33,057
Developed technology	8.5	325,729	(41,500)	284,229	320,364	(21,856)	298,508
Licensed technology	9.0	5,900	(3,469)	2,431	5,900	(3,141)	2,759
Licensing agreements	8.5	560	(335)	225	560	(298)	262
Patents	7.3	500	(466)	34	500	(431)	69
Trade names	3.0	29,352	(10,693)	18,659	29,066	(5,255)	23,811
Total		$473,109	$(118,025)	$355,084	$467,689	$(66,478)	$401,211

Intangible assets are reviewed for impairment whenever events and circumstances indicate impairment may have occurred. The Company assessed impairment triggers related to intangible assets during each financial period in 2023 and 2022. As a result, no quantitative impairment test of long-lived assets was performed as of June 30, 2023 and 2022, and no impairment losses of intangible assets were recorded during the three and six months ended June 30, 2023 and 2022.

Amortization expense was $26.5 million and $0.9 million in the three months ended June 30, 2023 and 2022, respectively, and $52.3 million and $1.8 million in the six months ended June 30, 2023 and 2022, respectively and was included in cost of revenue, selling, general and administrative expenses and research and development expenses in the Condensed Consolidated Statements of (Loss) Income.

Estimated future amortization expense of intangible assets is as follows:

As of
(In thousands)	June 30, 2023
2023	$30,683
2024	58,478
2025	46,835
2026	43,554
2027	42,180
Thereafter	133,354
Total	$355,084

11. HEDGING

The Company has certain forward rate agreements to hedge foreign currency exposure of expected future cash flows in foreign currency. The Company does not hold or issue derivative instruments for trading or other speculative purposes. Derivatives are initially recognized at fair value on the date a derivative contract is entered into and are subsequently re-measured to their fair value at the end of each reporting period. All changes in the fair value of derivative instruments are recognized as other income (expense) in the Consolidated Statements of (Loss) Income and are classified as Level II under the fair value hierarchy. The derivative instruments are not subject to master netting agreements and are not offset in the Consolidated Balance Sheets. We are exposed to risk from credit-related losses resulting from nonperformance by counterparties to our financial instruments. We perform credit evaluations of our counterparties under forward exchange contracts and expect all counterparties to meet their obligations. We have not experienced credit losses from our counterparties. As of June 30, 2023, the Company had 51 forward rate contracts outstanding.

Foreign Currency Hedging Arrangements

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

On March 21, 2023, the Company entered into a Euro/U.S. dollar forward contract arrangement (the “Forward”) with the Hedge Counterparty. Under the Forward, which is governed by the provisions of an ISDA Master Agreement (including schedules thereto and transaction confirmations that supplement such agreement) entered into between the Company and the Hedge Counterparty, the Company will exchange an aggregate notional amount of $160.0 million U.S. dollars for Euros at a daily fixed forward rate of $1.085 per €1.00 in average. During the six months ended June 30, 2023, the Company settled two $20.0 million forward contract tranches and the remaining will be divided into six quarterly tranches of $20.0 million. These forward contracts transacted on March 21, 2023 (to sell EUR/buy USD) were entered into for the purpose of unwinding the previously transacted forward contracts (to buy EUR/sell USD), transacted in November 2022. The drawdown dates of the original ratchet forwards are set to the same date as the maturity of the new offsetting forward contracts.

The fair values of the Company's derivative instruments recorded in the Condensed Consolidated Balance Sheet as of June 30, 2023 and December 31, 2022 were as follows:

(In thousands)	Balance Sheet Location	June 30, 2023	December 31, 2022
Derivatives Not Designated as Hedging Instruments (Level 2):
Foreign exchange contracts – derivative assets	Other receivables	$10,467	$11,992
Foreign exchange contracts – derivative liabilities	Accounts payable	$(2,378)	$(633)
Total derivatives		$8,089	$11,359

The change in the fair values of the Company's derivative instruments recorded in the Condensed Consolidated Statements of (Loss) Income during the three and six months ended June 30, 2023 and 2022 were as follows:

		Three Months Ended		Six Months Ended
		June 30,		June 30,
(In thousands)	Income Statement Location	2023	2022	2023	2022
Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	Other income, net	$158	$—	$89	$—

12. REVOLVING CREDIT AGREEMENTS

The carrying amounts of the Company's current and non-current revolving credit agreements in its Condensed Consolidated Balance Sheets were as follows:

	As of	As of
(In thousands)	June 30, 2023	December 31, 2022
New Nord/LB revolving line of credit	$10,912	$—
Nord/LB revolving line of credit	—	16,091
Syndicated credit agreement working capital line of credit	—	10,727
DZ bank revolving line of credit	—	9,118
Total current revolving credit agreements	$10,912	$35,936

	As of	As of
(In thousands)	June 30, 2023	December 31, 2022
Wells Fargo credit agreement	$200,000	$60,000
Total non-current revolving credit agreement	$200,000	$60,000

As of June 30, 2023, the weighted average interest rate on our revolving credit agreements was 6.4%.

Wells Fargo Credit Agreement

On July 18, 2022, ADTRAN Holdings, Inc. and ADTRAN, Inc., as the borrower, entered into a credit agreement with a syndicate of banks, including Wells Fargo Bank, National Association, as administrative agent (“Administrative Agent”), and the other lenders named therein (the “Credit Agreement”). The Credit Agreement initially allowed for borrowings of up to $100.0 million in aggregate principal amount, but the permitted borrowings increased to up to $400.0 million in aggregate principal amount upon the DPLTA becoming effective on January 16, 2023.

The Credit Agreement replaced the Cadence Revolving Credit Agreement and the prior Wells Fargo Revolving Credit Agreement. In connection with the entry into the Credit Agreement, all outstanding borrowings under such credit agreements have been repaid and the agreements terminated.

As of June 30, 2023, ADTRAN, Inc.’s borrowings under the revolving line of credit were $200.0 million. The Credit Agreement matures in July 2027 but provides the Company with an option to request extensions subject to customary conditions. In addition, we may issue up to $25.0 million in letters of credit against our $400.0 million total facility. As of June 30, 2023, we had a total of $2.2 million in letters of credit under ADTRAN, Inc. outstanding against our eligible borrowings, leaving a net amount of $197.8 million available for future borrowings. Any future credit extensions under the Credit Agreement are subject to customary conditions precedent. The proceeds of any loans are expected to be used for general corporate purposes and to pay a portion of the Exchange Offer consideration.

All U.S. borrowings under the Credit Agreement (other than swingline loans, which bear interest at the Base Rate (as defined below)) bear interest, at the Company’s option, at a rate per annum equal to (A)(i) the highest of (a) the federal funds rate (i.e., for any day, the rate per annum equal to the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System, as published by the Federal Reserve Bank of New York on the business day next succeeding such day) plus ½ of 1%, (b) the prime commercial lending rate of the Administrative Agent, as established from time to time at its principal U.S. office (which such rate is an index or base rate and will not necessarily be its lowest or best rate charged to its customers or other banks), and (c) the daily Adjusted Term SOFR (as defined in the Credit Agreement) for a one-month tenor plus 1%, plus (ii) the applicable rate, ranging from 0.5% to 1.25% (the “Base Rate”), or (B) the sum of the Adjusted Term SOFR (as defined in the Credit Agreement) plus the applicable rate, ranging from 1.4% to 2.15%, provided that such sum is subject to a 0.0% floor (such loans utilizing this interest rate, “SOFR Loans”). All E.U. borrowings under the Credit Agreement (other than swingline loans) bear interest at a rate per annum equal to the sum of the Euro Interbank Offered Rate as administered by the European Money Markets Institute (or a comparable or successor administrator approved by the Administrative Agent) plus the applicable rate, ranging from 1.5% to 2.25%, provided that such sum is subject to a 0.0% floor (such loans utilizing this interest rate, “EURIBOR Loans”). The applicable rate is based on the consolidated net leverage ratio of the Company and its subsidiaries as determined pursuant to the terms of the Credit Agreement. Default interest is 2.00% per annum in excess of the rate otherwise applicable in the case of any overdue principal or any other overdue amount.

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

The Credit Agreement permits the Company to prepay any or all of the outstanding loans or to reduce the commitments under the Credit Agreement without incurring premiums or penalties (except breakage costs with respect to SOFR Loans and EURIBOR Loans). The Credit Agreement contains customary affirmative and negative covenants, including incurrence covenants and certain other limitations on the ability of the Company and the Company’s subsidiaries to incur additional debt, guarantee other obligations, grant liens on assets, make investments, dispose of assets, pay dividends or other payments on capital stock, make restricted payments, engage in mergers or consolidations, engage in transactions with affiliates, modify its organizational documents, and enter into certain restrictive agreements. It also contains customary events of default (subject to customary cure periods and materiality thresholds). Furthermore, the Credit Agreement requires that the consolidated total net leverage ratio (as defined in the Credit Agreement) of the Company and its subsidiaries tested on the last day of each fiscal quarter not exceed 3.25 to 1.0 through September 30, 2024 and 2.75 to 1.00 from December 31, 2024 and thereafter, subject to certain exceptions. The Credit Agreement also requires that the consolidated interest coverage ratio (as defined in the Credit Agreement) of the Company and its subsidiaries tested on the last day of each fiscal quarter not fall below 3.00 to 1.00. As of June 30, 2023, the Company was in compliance with all material covenants.

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

Nord/LB Revolving Line of Credit

On March 29, 2023, Adtran Networks entered into a $16.1 million unsecured revolving line of credit with Norddeutsche Landesbark - Girozentrale (Nord/LB) that bears interest of Euro Short Term Rate plus 1.94%. The line of credit has a perpetual term that can be terminated by the Company or Nord/LB at any time. As of June 30, 2023, Adtran Networks borrowed $10.9 million under this facility.

Prior Nord/LB Revolving Line of Credit

On August 8, 2022, Adtran Networks entered into a $16.1 million revolving line of credit with Norddeutsche Landesbark - Girozentrale (Nord/LB) that bears interest of Euro Short Term Rate plus 1.4% and which matures in August 2023. On January 31, 2023, the Company repaid the outstanding borrowings under the Nord/LB revolving line of credit. No amounts are available for future borrowings.

Syndicated Credit Agreement Working Capital Line of Credit

In September 2018, Adtran Networks entered into a syndicated credit agreement with Bayerische Landesbank and Deutsche Bank AG Branch German Business to borrow up to $10.7 million as part of a working capital line of credit. On January 31, 2023, the Company repaid the outstanding borrowings under the syndicated credit agreement working capital line of credit. No amounts are available for future borrowings.

DZ Bank Revolving Line of Credit

In the fourth quarter of 2022, Adtran Networks entered into a revolving line of credit with DZ Bank to borrow up to $9.1 million. Interest on the line of credit reset monthly based on renewal of the loan and was 2.8% at the time the loan was repaid. On March 12, 2023, the Company repaid the outstanding borrowings under the DZ Bank revolving line of credit. No amounts are available for future borrowings.

13. NOTES PAYABLE

The carrying amounts of the Company's notes payable in its Condensed Consolidated Balance Sheets were as follows:

	Fair Value as of	Carrying Value as of	Carrying Value as of
(In thousands)	June 30, 2023	June 30, 2023	December 31, 2022
Syndicated credit agreement notes payable	$—	$—	$24,598
Total Notes Payable	$—	$—	$24,598

Syndicated Credit Agreement Note Payable

In September 2018, Adtran Networks entered into a syndicated credit agreement with Bayerische Landesbank and Deutsche Bank AG Branch German Business to borrow $63.7 million. On January 31, 2023, the Company repaid the outstanding borrowings under the syndicated credit agreement note payable. No amounts are available for future borrowings.

14. EMPLOYEE BENEFIT PLANS

The Company maintains defined benefit pension plans covering employees in certain foreign countries.

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

The Company's net pension liability for all defined benefit pension plans totaled $10.9 million and $10.6 million as of June 30, 2023 and December 31, 2022, respectively.

The following table summarizes the components of net periodic pension cost related to the Company's defined benefit pension plans:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2023	2022	2023	2022
Service cost	$404	$246	$802	$502
Interest cost	(33)	212	(66)	434
Expected return on plan assets	59	(449)	118	(919)
Amortization of actuarial losses	6	85	13	174
Net periodic pension cost	$436	$94	$867	$191

The components of net periodic pension cost, other than the service cost component, are included in other income, net in the Condensed Consolidated Statements of (Loss) Income. Service cost is included in cost of revenue, selling, general and administrative expenses and research and development expenses in the Condensed Consolidated Statements of (Loss) Income. The Company made contributions to the defined benefit pension plans totaling $1.8 million and $0.6 million during the six months ending June 30, 2023 and 2022, respectively. Contributions to the defined benefit pension plans for the remainder of 2023 will be limited to benefit payments to retirees which are paid out of the operating cash flows of the Company and are expected to be approximately $1.8 million.

15. EQUITY

Accumulated Other Comprehensive Income (Loss)

The following tables present the changes in accumulated other comprehensive income (loss), net of tax, by component:

	Three Months Ended June 30, 2023
(In thousands)	Unrealized (Losses) Gains on Available- for-Sale Securities	Defined Benefit Plan Adjustments	Foreign Currency Adjustments	ASU 2018-02 Adoption	Total
Balance as of March 31, 2023	$(767)	$(981)	$56,614	$385	$55,251
Other comprehensive income before reclassifications	15	—	6,940	—	6,955
Amounts reclassified from accumulated other comprehensive (loss) income	(21)	23	—	—	2
Net current period other comprehensive (loss) income	(6)	23	6,940	—	6,957
Balance as of June 30, 2023	$(773)	$(958)	$63,554	$385	$62,208

	Three Months Ended June 30, 2022
(In thousands)	Unrealized (Losses) Gains on Available- for-Sale Securities	Defined Benefit Plan Adjustments	Foreign Currency Adjustments	ASU 2018-02 Adoption	Total
Balance as of March 31, 2022	$(1,276)	$(5,626)	$(7,039)	$385	$(13,556)
Other comprehensive loss before reclassifications	(589)	—	(2,853)	—	(3,442)
Amounts reclassified from accumulated other comprehensive income (loss)	389	(87)	—	—	302
Net current period other comprehensive loss	(200)	(87)	(2,853)	—	(3,140)
Balance as of June 30, 2022	$(1,476)	$(5,713)	$(9,892)	$385	$(16,696)

	Six Months Ended June 30, 2023
(In thousands)	Unrealized Gains (Losses) on Available- for-Sale Securities	Defined Benefit Plan Adjustments	Foreign Currency Adjustments	ASU 2018-02 Adoption	Total
Balance as of December 31, 2022	$(836)	$(1,016)	$48,180	$385	$46,713
Other comprehensive income before reclassifications	98	—	15,618	—	15,716
Amounts reclassified from accumulated other comprehensive (loss) income	(35)	58	—	—	23
Net current period other comprehensive income	63	58	15,618	—	15,739
Less: Comprehensive income attributable to non-controlling interest, net of tax	—	—	244	—	244
Balance as of June 30, 2023	$(773)	$(958)	$63,554	$385	$62,208

	Six Months Ended June 30, 2022
(In thousands)	Unrealized Gains (Losses) on Available- for-Sale Securities	Defined Benefit Plan Adjustments	Foreign Currency Adjustments	ASU 2018-02 Adoption	Total
Balance as of December 31, 2021	$(552)	$(5,613)	$(6,134)	$385	$(11,914)
Other comprehensive loss before reclassifications	(1,564)	—	(3,758)	—	(5,322)
Amounts reclassified from accumulated other comprehensive income (loss)	640	(100)	—	—	540
Net current period other comprehensive loss	(924)	(100)	(3,758)	—	(4,782)
Balance as of June 30, 2022	$(1,476)	$(5,713)	$(9,892)	$385	$(16,696)

The following tables present the details of reclassifications out of accumulated other comprehensive loss:

	Three Months Ended June 30, 2023
(In thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income	Affected Line Item in the Statement Where Net (Loss) Income Is Presented
Unrealized gain (loss) on available-for-sale securities:
Net realized gain on sales of securities	$28	Net investment gain (loss)
Defined benefit plan adjustments – actuarial loss	(33)	(1)
Total reclassifications for the period, before tax	(5)
Tax benefit	3
Total reclassifications for the period, net of tax	$(2)
(1)
A part of the computation of net periodic pension cost, which is included in other income, net in the Condensed Consolidated Statements of (Loss) Income.

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
(1)
A part of the computation of net periodic pension cost, which is included in other income, net in the Condensed Consolidated Statements of (Loss) Income.

	Six Months Ended June 30, 2023
(In thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income	Affected Line Item in the Statement Where Net (Loss) Income Is Presented
Unrealized gain (loss) on available-for-sale securities:
Net realized gain on sales of securities	$46	Net investment gain (loss)
Defined benefit plan adjustments – actuarial loss	(84)	(1)
Total reclassifications for the period, before tax	(38)
Tax benefit	15
Total reclassifications for the period, net of tax	$(23)
(1)
A part of the computation of net periodic pension cost, which is included in other income, net in the Condensed Consolidated Statements of (Loss) Income.

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
(1)
A part of the computation of net periodic pension cost, which is included in other income, net in the Condensed Consolidated Statements of (Loss) Income.

The following table presents the tax effects related to the change in each component of other comprehensive income (loss):

	Three Months Ended			Three Months Ended
	June 30, 2023			June 30, 2022
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Unrealized gain (loss) on available-for-sale securities	$20	$(5)	$15	$(775)	$186	$(589)
Reclassification adjustment for amounts related to available-for-sale investments included in net (loss) gain	(28)	7	(21)	512	(123)	389
Reclassification adjustment for amounts related to defined benefit plan adjustments included in net gain (loss)	33	(10)	23	(126)	39	(87)
Foreign currency translation adjustments	6,940	—	6,940	(2,853)	—	(2,853)
Total Other Comprehensive Income (Loss)	$6,965	$(8)	$6,957	$(3,242)	$102	$(3,140)

	Six Months Ended			Six Months Ended
	June 30, 2023			June 30, 2022
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Unrealized gain (loss) on available-for-sale securities	$129	$(31)	$98	$(2,058)	$494	$(1,564)
Reclassification adjustment for amounts related to available-for-sale investments included in net (loss) gain	(46)	11	(35)	842	(202)	640
Reclassification adjustment for amounts related to defined benefit plan adjustments included in net gain (loss)	84	(26)	58	(145)	45	(100)
Foreign currency translation adjustments	15,618	—	15,618	(3,758)	—	(3,758)
Total Other Comprehensive Gain (Loss)	$15,785	$(46)	$15,739	$(5,119)	$337	$(4,782)

16. REDEEMABLE NON-CONTROLLING INTEREST

The following table summarizes the redeemable non-controlling interest activity for the six months ended June 30, 2023:

Six Months Ended
(In thousands)	June 30, 2023
Balance at beginning of period	$—
Reclassification of non-controlling interests	443,757
Redemption of redeemable non-controlling interest	(1,552)
Net income attributable to redeemable non-controlling interests	5,691
Annual recurring compensation earned	(5,691)
Translation adjustment	3,244
Adtran Networks stock option exercises	13
Balance as of June 30, 2023	$445,462

Annual recurring compensation payable on untendered outstanding shares under the DPLTA must be recognized as it is accrued. For the three and six months ended June 30, 2023, we have recognized $2.9 million and $5.7 million, respectively, representing the portion of the annual recurring cash compensation to the non-controlling shareholders accrued during such periods, which will be paid after the ordinary general shareholders' meeting of Adtran Networks beginning in 2024. See Note 1 and Note 20 for additional information on RNCI and the annual dividend.

17. (LOSS) EARNINGS PER SHARE

The calculation of basic and diluted (loss) earnings per share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2023	2022	2023	2022
Numerator
Net (loss) income attributable to ADTRAN Holdings, Inc.	$(33,334)	$2,143	$(67,798)	$1,016
Denominator
Weighted average number of shares – basic	78,366	49,123	78,364	49,110
Effect of dilutive securities
Stock options	—	84	—	111
PSUs, RSUs and restricted stock	—	602	—	592
Weighted average number of shares – diluted	78,366	49,809	78,364	49,813
(Loss) earnings per share attributable to ADTRAN Holdings, Inc. – basic	$(0.43)	$0.04	$(0.87)	$0.02
(Loss) earnings per share attributable to ADTRAN Holdings, Inc. – diluted	$(0.43)	$0.04	$(0.87)	$0.02

For the three months ended June 30, 2023 and 2022, 0.8 million and 33 thousand shares, respectively, and for the six months ended June 30, 2023 and 2022, 0.3 million and 8 thousand shares, respectively, of unvested PSUs, RSUs and restricted stock were excluded from the calculation of diluted earnings per share due to their anti-dilutive effect.

For the three months ended June 30, 2023 and 2022, 2.2 million and 0.2 million stock options, respectively, and for the six months ended June 30, 2023 and 2022, 1.0 million and 0.1 million stock options, respectively, were outstanding but were not included in the computation of diluted earnings per share. These stock options were excluded because their exercise prices were greater than the average market price of the common shares during the applicable period, making them anti-dilutive under the treasury stock method.

18. SEGMENT INFORMATION

The chief operating decision maker regularly reviews the Company’s financial performance based on two reportable segments: (1) Network Solutions and (2) Services & Support.

The Network Solutions segment includes hardware and software products that enable a digital future which support the Company's Subscriber, Access & Aggregation, and Optical Networking Solutions. The Company's cloud-managed Wi-Fi gateways, virtualization software, and switches provide a mix of wired and wireless connectivity at the customer premises. In addition, its Carrier Ethernet products support a variety of applications at the network edge ranging from mobile backhaul to connecting enterprise customers (“Subscriber Solutions"). The Company's portfolio includes products for multi-gigabit service delivery over fiber or alternative media to homes and businesses.

The Services & Support segment offers a comprehensive portfolio of network design, implementation, maintenance and cloud-hosted services supporting its Subscriber, Access & Aggregation, and Optical Networking Solutions. These services assist operators in the deployment of multi-vendor networks while reducing their cost to maintain these networks. The cloud-hosted services include a suite of SaaS applications under the Company's Mosaic One platform that manages end-to-end network and service optimization for both fiber access infrastructure and mesh Wi-Fi connectivity. The Company backs these services with a global support organization that offers on-site and off-site support services with varying SLAs.

The performance of these segments is evaluated based on revenue, gross profit and gross margin; therefore, selling, general and administrative expenses, research and development expenses, interest and dividend income, interest expense, net investment gain (loss), other income (loss), net and income tax benefit (expense) are reported on a Company-wide basis only. There is no inter-segment revenue. Asset information by reportable segment is not produced and, therefore, is not reported.

The following tables present information about the revenue and gross profit of the Company's reportable segments:

	Three Months Ended
	June 30, 2023		June 30, 2022
(In thousands)	Revenue	Gross Profit	Revenue	Gross Profit
Network Solutions	$283,002	$66,042	$155,992	$56,071
Services & Support	44,376	26,511	16,046	6,435
Total	$327,378	$92,553	$172,038	$62,506

	Six Months Ended
	June 30, 2023		June 30, 2022
(In thousands)	Revenue	Gross Profit	Revenue	Gross Profit
Network Solutions	$565,420	$129,330	$294,366	$103,791
Services & Support	85,870	51,031	32,190	13,031
Total	$651,290	$180,361	$326,556	$116,822

For the three months ended June 30, 2023 and 2022, $1.5 million and $0.2 million, respectively, of depreciation expense was included in gross profit for our Network Solutions segment. For the six months ended June 30, 2023 and 2022, $2.9 million and $0.5 million, respectively, of depreciation expense was included in gross profit for our Network Solutions segment. For the three months ended June 30, 2023 and 2022, $2 thousand and $3 thousand, respectively, of depreciation expense was included in gross profit for our Services & Support segment. For the six months ended June 30, 2023 and 2022, $5 thousand and $6 thousand, respectively, of depreciation expense was included in gross profit for our Services & Support segment.

Revenue by Category

In addition to its reportable segments, revenue is also reported for the following three categories – Subscriber Solutions, Access & Aggregation Solutions and Optical Networking Solutions.

Prior to the Business Combination with Adtran Networks on July 15, 2022, ADTRAN reported revenue across the following three categories: (1) Access & Aggregation, (2) Subscriber Solutions & Experience and (3) Traditional & Other Products. Following the Business Combination with Adtran Networks, the Company has recast these revenues such that ADTRAN’s former Access & Aggregation revenue is combined with a portion of the applicable Adtran Networks solutions to create Access & Aggregation Solutions, ADTRAN’s former Subscriber Solutions & Experience revenue is combined with a portion of the applicable Adtran Networks solutions to create Subscriber Solutions, and the revenue from Traditional & Other products is now included in the applicable Access & Aggregation Solutions or Subscriber Solutions category. Optical Networking Solutions is a new revenue category added to represent a meaningful portion of Adtran Networks' portfolio.

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

The table below presents revenue information by category. Prior year amounts presented below have been reclassified to conform to the current period revenue category presentation:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2023	2022	2023	2022
Optical Networking Solutions	$142,996	$—	$290,752	$—
Access & Aggregation Solutions	102,717	92,288	199,537	190,084
Subscriber Solutions	81,665	79,750	161,001	136,472
Total	$327,378	$172,038	$651,290	$326,556

Revenue by Geographic Area

The following table presents revenue information by geographic area:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2023	2022	2023	2022
United States	$132,294	$105,752	$263,760	$204,801
Germany	75,538	14,859	151,824	25,376
United Kingdom	52,071	28,838	109,468	59,243
Other international	67,475	22,589	126,238	37,136
Total	$327,378	$172,038	$651,290	$326,556

19. LIABILITY FOR WARRANTY RETURNS

The Company's products generally include warranties of 90 days to five years for product defects. The Company accrues for warranty returns at the time of product shipment based on its historical return rate and estimate of the cost to repair or replace the defective products. The Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers. The increasing complexity of the Company's products may cause warranty incidences, when they arise, to be more costly. Estimates regarding future warranty obligations may change due to product failure rates, material usage and other rework costs incurred in correcting a product failure. In addition, from time to time, specific warranty accruals may be recorded if unforeseen problems arise. Should the Company's actual experience relative to these factors be worse than its estimates, the Company will be required to record additional warranty expense. The liability for warranty obligations totaled $6.8 million and $7.2 million as of June 30, 2023 and December 31, 2022, respectively, and is included in accrued expenses and other liabilities in the Condensed Consolidated Balance Sheets. The warranty expense and write-off activity for the three and six months ended June 30, 2023 and 2022 are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2023	2022	2023	2022
Balance at beginning of period	$7,200	$5,143	$7,196	$5,403
Plus: Amounts charged to cost and expenses	459	814	1,539	1,111
Plus: Foreign currency translation adjustments	14	—	40	—
Less: Deductions	(842)	(1,115)	(1,944)	(1,672)
Balance at end of period	$6,831	$4,842	$6,831	$4,842

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

Adtran Networks Legal Matter

On May 8, 2023, ADVA and its subsidiary, ADVA Optical Networking North America, Inc. filed a lawsuit in the U.S District Court for the Eastern District of Texas (“EDTX”) against Huawei Technologies Co. Ltd (“Huawei”) seeking a declaration from the court that Huawei violated its commitments to negotiate in good faith and to license standard essential patents (“SEPs”), to the extent any SEPs are practiced by Adtran Networks, on Fair, Reasonable and Non-Discriminatory (“FRAND”) terms and conditions. The case also seeks to obtain a ruling by the court that Adtran Networks has complied with its own commitments and requests that the Court establish FRAND terms and conditions for obtaining a FRAND license on any SEPs to the extend they are practiced by Adtran Networks. The lawsuit also seeks to enjoin Huawei from enforcing five Huawei patents that Adtran Networks considers invalid and/or not practiced, and that Huawei has infringed an Adtran Networks patent. Adtran Networks expects Huawei to respond to the action in August 2023 and expects a trial to be scheduled for the second half of 2024. On July 20, 2023, ADVA Optical Networking SE ("ADVA Germany") was served with a complaint filed by Huawei against ADVA Germany in the District Court München I, Germany, alleging that certain of its products infringe upon one of Huawei’s patents. ADVA Germany's response in the case is due in November 2023, and the filing of a separate nullity action to invalidate the patent is also available in Germany. The Company intends to continue to vigorously defend its interests; however, these matters are subject to many uncertainties, and an adverse outcome in any one of these matters could potentially have a materially adverse impact on the Company's financial position, results of operations and cash flows. Given the current status of these matters, the Company is unable to predict the outcome of or estimate the possible loss or range of loss, if any, associated with such legal matters.

DPLTA Exit and Recurring Compensation Costs

Pursuant to the terms of the DPLTA, each Adtran Networks shareholder (other than the Company) has received an offer to elect either (1) to remain an Adtran Networks shareholder and receive from us an Annual Recurring Compensation payment, or (2) to receive Exit Compensation plus guaranteed interest. The guaranteed interest under the Exit Compensation is calculated from the effective date of the DPLTA to the date the shares are tendered, less any Annual Recurring Compensation paid. The guaranteed interest rate is 5% plus a variable component that was 1.62% as of June 30, 2023. Assuming all the minority holders of currently outstanding Adtran Networks shares were to elect the second option, we would be obligated to make aggregate Exit Compensation payments, including guaranteed interest, of approximately €319.0 million or approximately $348.1 million, based on an exchange rate as of June 30, 2023 and reflecting interest accrued through June 30, 2023 at a rate of 5.0% in addition to the variable base interest rate according to the German Civil Code (currently 3.12%) during the pendency of the appraisal proceedings discussed below. Shareholders electing the first option of Annual Recurring Compensation may later elect the second option. The opportunity for outside Adtran Networks shareholders to tender Adtran Networks shares in exchange for Exit Compensation had been scheduled to expire on March 16, 2023. However, due to the appraisal proceedings that have been initiated in accordance with applicable German law, this time period for tendering shares has been extended pursuant to the German Stock Corporation Act (Aktiengesetz) and will end two months after the date on which a final decision in such appraisal proceedings has been published in the Federal Gazette (Bundesanzeiger).

Our obligation to pay Annual Recurring Compensation under the DPLTA is a continuing payment obligation, which will amount to approximately €10.6 million or $11.6 million (based on the current exchange rate) per year assuming none of the minority Adtran Networks shareholders were to elect Exit Compensation. The foregoing amounts do not reflect any potential increase in payment obligations that we may have depending on the outcome of ongoing appraisal proceedings in Germany. During the three and six months ended June 30, 2023, we accrued $2.9 million and $5.7 million in Annual Recurring Compensation, which was reflected as a reduction to retained (deficit) earnings, respectively.

For the three and six months ended June 30, 2023, a total of approximately 46 thousand shares and 63 thousand shares, respectively, of Adtran Networks stock was tendered to the Company and Exit Compensation payments of approximately €0.8 million and €1.1 million, respectively, or approximately $0.9 million and $1.2 million, respectively, based on an exchange rate as of June 30, 2023, were paid to Adtran Networks shareholders.

Performance Bonds

Certain contracts, customers and jurisdictions in which we do business require us to provide various guarantees of performance such as bid bonds, performance bonds and customs bonds. As of June 30, 2023 and December 31, 2022, we had commitments related to these bonds totaling $12.2 million and $22.0 million, respectively, which expire at various dates through April 2031. In general, we would only be liable for the amount of these guarantees in the event of default under each contract, the probability of which we believe is remote.

Purchase Commitments

The Company purchases components from a variety of suppliers and use contract manufacturers to provide manufacturing services for our products. Our inventory purchase commitments are for short-term product manufacturing requirements as well as for commitments to suppliers to secure manufacturing capacity. Certain of our inventory purchase commitments with contract manufacturers and suppliers relate to arrangements to secure supply and pricing for certain product components for multi-year periods. As of June 30, 2023, purchase commitments totaled $377.4 million.

21. RESTRUCTURING

During the fourth quarter of 2022, the Company initiated a restructuring program designed to optimize the assets and business processes, and information technology systems of the Company in relation to the Business Combination with Adtran Networks. The restructuring program is expected to maximize cost synergies by realizing operation scale, combining sales channels, streamlining corporate and general and administrative functions, including human capital resources and combining sourcing and production costs. This restructuring program is expected to be completed in late 2024.

In February 2019, the Company announced the restructuring of a certain portion of its workforce predominantly in Germany, which included the closure of a subsidiary's office location in Munich, Germany accompanied by relocation or severance benefits for the affected employees. Voluntary early retirement was offered to certain other employees and was announced in March 2019 and again in August 2020. This plan was completed in 2021 and all amounts were paid in 2022.

A reconciliation of the beginning and ending restructuring liability, which is included in accrued wages and benefits in the Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022, is as follows:

	Three Months Ended	Six Months Ended
(In thousands)	June 30, 2023	June 30, 2023
Balance at beginning of period	$1,022	$159
Plus: Amounts charged to cost and expense	5,868	8,305
Less: Amounts paid	(438)	(2,012)
Balance as of June 30, 2023	$6,452	$6,452

For the Year Ended
(In thousands)	December 31, 2022
Balance as of December 31, 2021	$1,514
Plus: Amounts charged to cost and expense	1,629
Less: Amounts paid	(2,984)
Balance as of December 31, 2022	$159

Restructuring expenses included in the Condensed Consolidated Statements of (Loss) Income are for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2023	2022	2023	2022

Network Solutions - Cost of revenue	$—	$—	$58	$—
Services & Support - Cost of revenue	—	—	18	—
Cost of revenue	$—	$—	$76	$—
Selling, general and administrative expenses (1)	1,393	—	3,573	2
Research and development expenses (1)	4,475	—	4,656	—
Total restructuring expenses	$5,868	$—	$8,305	$2

The following table represents the components of restructuring expense by geographic area for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2023	2022	2023	2022
United States	$1,501	$—	$2,619	$2
International	4,367	—	5,686	—
Total restructuring expenses	$5,868	$—	$8,305	$2

22. SUBSEQUENT EVENTS

Dividend Approval

On August 6, 2023, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.09 per common share to be paid to the Company’s stockholders of record as of the close of business on August 21, 2023. The payment date will be September 5, 2023 in the aggregate amount of approximately $7.1 million.

Wells Fargo Credit Agreement Amendment

On August 9, 2023, the Company, its wholly-owned direct subsidiary, ADTRAN, Inc., the lenders party thereto and the Administrative Agent entered into a First Amendment to the Credit Agreement (the “First Amendment”).

The First Amendment, among other things, provides for:

•
a new $50 million delayed draw term loan A tranche (“DDTL”), which is available for borrowing in the event of the purchase by the Company of at least sixty percent (60%) of the outstanding shares of Adtran Networks that are not currently owned by the Company (such event, a “Springing Covenant Event”). Proceeds of the DDTL may only be used to repurchase minority shares of Adtran Networks. The DDTL remains available for borrowing from the occurrence of a Springing Covenant Event through the period that is three consecutive fiscal quarters thereafter;
•
a revised applicable margin, which varies based on consolidated total net leverage ratio and ranges from, (a) in the case of revolving loans, (i) 1.65%, with respect to term SOFR loans, to 2.65%, (ii) 1.75%, with respect to EURIBOR loans, to 2.75% and (iii) 0.65%, with respect to base rate loans (including swingline loans) to 1.65%, and (b) in the case of term loans, ranging from (i) 1.90%, with respect to term SOFR loans, to 2.90% and (ii) 0.90%, with respect to Base Rate Loans, to 1.90% (each as defined in the First Amendment to the Credit Agreement);
•
a revised commitment fee, which varies based on consolidated total net leverage ratio and ranges from 0.20% to 0.25% per annum on the average daily unused portion of the revolving credit commitment of the revolving credit lenders (other than the defaulting lenders, if any) (each as defined in the credit agreement); and
•
revised financial covenants, including (i) the addition of an automatic step up in the consolidated total net leverage ratio to 5.00:1.00 from 3.25:1.00 upon the occurrence of a Springing Covenant Event and continuing for the fiscal quarter in which the Springing Covenant Event occurs and the next three consecutive fiscal quarters thereafter (such period, a “Springing Covenant Period”) and (ii) the addition of a consolidated senior secured net leverage ratio covenant to be tested quarterly during a Springing Covenant Period and sized at 4.00:1.00 during the first quarter ending after a Springing Covenant Event, 3.75:1.00 during the second quarter ending after a Springing Covenant Event and 3.50:1.00 during the third and fourth quarters ending after a Springing Covenant Event. Further, if the Company or any of its subsidiaries incurs unsecured indebtedness under the uncapped general indebtedness basket or permitted convertible indebtedness basket of the Credit Agreement in excess of $50 million in connection with a transaction that is a Springing Covenant Event or during a Springing Covenant Period, then the maximum consolidated senior secured net leverage ratio shall be, or shall automatically step down to, 3.50:1.00 at the time of such incurrence.

The First Amendment further added additional financial flexibility by amending the $30 million external debt capped basket to be an unlimited amount and permitting, subject to certain requirements, the incurrence of convertible indebtedness by the Company in an aggregate principal amount of up to $172.5 million. Any such convertible indebtedness must be incurred in pro forma compliance with the financial covenants in the Credit Agreement, unsecured and otherwise rank junior to borrowings under the Credit Agreement, and have a stated maturity date of at least 91 days after the latest scheduled maturity date of loans and commitments under the Credit Agreement. Net cash proceeds from any incurrence of convertible indebtedness must be used to repurchase minority shares of Adtran Networks or repay revolver borrowings under the Credit Agreement.

Lastly, the First Amendment added market environmental, social and governance provisions and extended the required delivery date of the financial statements of the Company and its subsidiaries for the fiscal quarter ended June 30, 2023 to August 18, 2023.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the related notes that appear in Part I, Item 1 of this document. In addition, the following discussion should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2022, Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Part I, Item 1A, Risk Factors, included in Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on August 14, 2023 (the “2022 Form 10-K/A”), as well as Part I, Item 1, Business, included in our Annual Report on Form 10-K filed with the SEC on March 1, 2023,.

This discussion is designed to provide the reader with information that will assist in understanding our Condensed Consolidated Financial Statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our Condensed Consolidated Financial Statements. See “Cautionary Note Regarding Forward-Looking Statements” on page 4 of this report for a description of important factors that could cause actual results to differ from expected results. See also Part 1, Item 1A, Risk Factors, of the 2022 Form 10‑K/A and Part II, Item 1A, Risk Factors of this Form 10-Q.

Unless the context otherwise indicates or requires, references in this Quarterly Report on Form 10-Q to "ADTRAN", the “Company,” “we,” “us” and “our” refer to ADTRAN Holdings, Inc. and its consolidated subsidiaries for periods subsequent to the Merger and to ADTRAN, Inc. and its consolidated subsidiaries for periods prior to the Merger. The prior period results do not include the results of Adtran Networks prior to the Business Combination.

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

On May 24, 2023, at the annual general meeting of the shareholders of ADVA Optical Networking SE, a subsidiary of the Company ("ADVA"), the shareholders of ADVA approved the proposed change of its name to Adtran Networks SE ("Adtran Networks"), which was registered in the commercial register of the local court of Jena, Germany on June 8, 2023. Unless the context otherwise indicates or requires, references in this Quarterly Report on Form 10-Q to “Adtran Networks” refer to Adtran Networks SE (formerly ADVA Optical Networking SE).

ADTRAN Holdings, Inc. solely owns ADTRAN, Inc. and is the majority shareholder of Adtran Networks. ADTRAN is a leading global provider of open, disaggregated networking and communications solutions. Adtran Networks is a global provider of network solutions for data, storage, voice and video services. The combined technology portfolio can best address current and future requirements, especially regarding the convergence of solutions at the network edge.

The chief operating decision maker regularly reviews the Company’s financial performance based on two reportable segments: (1) Network Solutions and (2) Services & Support. In addition to the Company's reportable segments, revenue is also reported for the following three categories – Subscriber Solutions, Access & Aggregation Solutions, and Optical Networking Solutions.

Prior to the Business Combination with Adtran Networks on July 15, 2022, ADTRAN reported revenue across the following three categories: (1) Access & Aggregation, (2) Subscriber Solutions & Experience and (3) Traditional & Other Products. Following the Business Combination with Adtran Networks, we have recast these revenues such that ADTRAN’s former Access & Aggregation revenue is combined with a portion of the applicable Adtran Networks solutions to create Access & Aggregation Solutions, ADTRAN’s former Subscriber Solutions & Experience revenue is combined with a portion of the applicable Adtran Networks solutions to create Subscriber Solutions and the revenue from Traditional & Other products is now included in the applicable Access & Aggregation Solutions or Subscriber Solutions category. Optical Networking Solutions is a new revenue category added to represent a meaningful portion of Adtran Networks portfolio.

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

ADTRAN NETWORKS DOMINATION AND PROFIT AND LOSS TRANSFER AGREEMENT

The DPLTA between the Company, as the controlling company, and Adtran Networks, as the controlled company, which was executed on December 1, 2022, became effective on January 16, 2023, as a result of its registration with the commercial register (Handelsregister) of the local court (Amtsgericht) at the registered seat of Adtran Networks (Jena).

Under the DPLTA, subject to certain limitations pursuant to applicable law and the specific terms of the DPLTA, (i) the Company is entitled to issue binding instructions to the management board of Adtran Networks, (ii) Adtran Networks will transfer its annual profit to the Company, subject to, among other things, the creation or dissolution of certain reserves, and (iii) the Company will generally absorb the annual net loss incurred by Adtran Networks. The obligation of Adtran Networks to transfer its annual profit to the Company applies for the first time to the profit, if any, generated in the Adtran Networks fiscal year 2023. The obligation of the Company to absorb Adtran Networks annual net loss applies for the first time to the loss, if any, generated in the Adtran Networks fiscal year 2023.

Additionally, and subject to certain limitations pursuant to applicable law and the specific terms of the DPLTA, the DPLTA provides that Adtran Networks shareholders (other than us) be offered, at their election, (i) to put their Adtran Networks shares to the Company in exchange for compensation in cash of €17.21 per share plus guaranteed interest (the "Exit Compensation"), or (ii) to remain Adtran Networks shareholders and receive a recurring compensation in cash of €0.59 (€0.52 net under the current tax regime) per share for each full fiscal year of Adtran Networks (the “Annual Recurring Compensation”). The guaranteed interest component under the Exit Compensation is calculated from the effective date of the DPLTA to the date the shares are tendered, less any Annual Recurring Compensation paid. The guaranteed interest rate is 5% plus a variable component that was 1.62% as of June 30, 2023. The Annual Recurring Compensation is due on the third banking day following the ordinary general shareholders’ meeting of Adtran Networks for the respective preceding fiscal year (but in any event within eight months following expiration of the fiscal year) and is first granted for the 2023 fiscal year, payable for the first time after the ordinary general shareholders’ meeting of Adtran Networks in 2024. The adequacy of both forms of compensation has been challenged by minority shareholders of Adtran Networks via court-led appraisal proceedings under German law, and it is possible that the courts in such appraisal proceedings may adjudicate a higher Exit Compensation or Annual Recurring Compensation (in each case, including interest thereon) than agreed upon in the DPLTA.

The opportunity for outside Adtran Networks shareholders to tender Adtran Networks shares in exchange for Exit Compensation had been scheduled to expire on March 16, 2023. However, due to the appraisal proceedings that have been initiated in accordance with applicable German law, this time period for tendering shares has been extended pursuant to the German Stock Corporation Act (Aktiengesetz) and will end two months after the date on which a final decision in such appraisal proceedings has been published in the Federal Gazette (Bundesanzeiger). For the three and six months ended June 30, 2023, a total of approximately 46 thousand shares and 63 thousand shares, respectively, of Adtran Networks stock was tendered to the Company and Exit Compensation payments of approximately €0.8 million and €1.1 million, respectively, or approximately $0.9 million and $1.2 million, respectively, based on an exchange rate as of June 30, 2023, were paid to Adtran Networks' shareholders.

We currently hold 33,957,538 no-par value bearer shares of Adtran Networks, representing 65.36% of Adtran Networks outstanding shares as of June 30, 2023.

The foregoing description of the DPLTA does not purport to be complete and is qualified in its entirety by reference to the DPLTA, a non-binding English translation of which is incorporated by reference to Exhibit 10.5 of the 2022 Form 10-K/A.

As of June 30, 2023, the Company has incurred $26.2 million of transaction costs related to the Business Combination. During the three and six months ended June 30, 2023, $0.1 million of transaction costs were incurred. During the three and six months ended June 30, 2022, $1.2 million and $2.7 million of transaction costs were incurred, respectively. These transaction costs are recorded in selling, general and administrative expenses in the Consolidated Statements of (Loss) Income.

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
•
combined sourcing and production costs.

We have and will continue to invest significant dollars to restructure the workforce, optimize legacy systems, streamline legal entities and consolidate real estate holdings. By executing these integration activities, we expect to deliver greater innovation for customers, career enrichment opportunities for employees, and enhanced value for shareholders. During the three and six months ended June 30, 2023, we recognized $0.6 million and $1.4 million of integration costs related to the Business Combination, respectively, that are included in selling, general and administrative expenses in the Condensed Consolidated Statement of (Loss) Income. We expect to incur additional integration costs and costs associated with the implementation of the DPLTA during the remainder of 2023 and such costs are expected to be material.

During the three and six months ended June 30, 2023, we recognized $5.9 million and $8.3 million of restructuring costs relating to the Business Combination that are included in cost of revenue, selling, general and administrative expenses and research and development expenses in the Condensed Consolidated Statement of (Loss) Income, respectively. See Note 21 of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report for additional information.

FINANCIAL PERFORMANCE AND TRENDS

We ended the second quarter of 2023 with a year-over-year revenue increase of 90.3% as compared to the three months ended June 30, 2022, driven by increased volume of sales activity due to the Business Combination with Adtran Networks and to Service Provider customers. During the second quarter of 2023, we had one 10% revenue customer, which was an international Service Provider customer and our five largest customers comprised 39.1% of our revenue. Our year-over-year domestic revenue increased by 25.1%, driven by increased sales volume due to the Business Combination with Adtran Networks and partially offset by decreases due to the macro-economic environment and customers optimizing their inventory, which impacted our Subscriber Solutions product line. Internationally, our year-over-year revenue increased by 194.3%, primarily driven by increased volume of sales activity due to the Business Combination with Adtran Networks and increased shipments to a Tier-1 network operator and multiple alternative network operators in Europe.

Growing customer concerns over inventory stocking levels affected our second quarter Subscriber Solutions category. We believe that this over-supply of CPE products will continue into the third quarter of 2023. Revenue for our Access and Optical Networking products grew sequentially. Supply constraints, however, limited our flexibility to clear past-due backlog across all product categories. We believe that the inventory impact is transitory, and we expect to see some improvement to both the over-supply of CPE products and the backlog of products across all categories in the coming quarters. Despite these challenges, we have maintained our emphasis on product development to enable us to respond to rapidly changing technology and evolving industry standards. For example, public funding through projects such as IPCEI ME/CT will further our research and development for new communication technologies. Additionally, public funding through BEAD is expected to commence in late 2024 to early 2025, which provides a positive outlook for the future.

Our operating results have fluctuated and may continue to fluctuate on a quarterly basis due to several factors, including customer order activity, supply chain constraints, component availability, the Company's consolidation, purchase accounting, and integration with Adtran Networks. Further, a significant percentage of orders require delivery within a few-days requiring us to maintain higher inventory levels. These factors may result in limited order flow visibility. For example, during the recent pandemic and a global semiconductor chip shortage, we experienced disruption and delays in our supply chain and significant price increases with certain of our manufacturing partners. Although, expedite fees and lead times for semiconductor chips and other key components began to ease during the first half of 2023, we continued to be negatively impacted by price increases, which could continue to have a material adverse effect on customer relations and our financial condition. Our operating expenses are relatively fixed in the short term; therefore, a shortfall in quarterly revenues could significantly impact our financial results in a given quarter.

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

Subsequent to June 30, 2023, the Company has experienced volatility in its stock price which reduced the market value of the Company’s common stock as of this filing. The Company will continue to monitor its stock price, operating results and other macroeconomic factors to determine if there has been any indication of a sustained decline in fair value requiring an event driven assessment of the recoverability of its goodwill within the third quarter of 2023.

Our historical financial performance is not necessarily a meaningful indicator of future results, and in general, management expects that our financial results may vary from period to period. Factors that could materially affect our business, financial condition or operating results are included in Part I, Item 1A of the 2022 Form 10-K/A and Part II, Item 1A of this Form 10-Q.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition, which is incorporated herein by reference.

RESULTS OF OPERATIONS – THREE AND SIX MONTHS ENDED JUNE 30, 2023 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

The following table presents selected financial information derived from our Condensed Consolidated Statements of (Loss) Income expressed as a percentage of revenue for the periods indicated. Amounts may not foot due to rounding.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue
Network Solutions	86.4%	90.7%	86.8%	90.1%
Services & Support	13.6	9.3	13.2	9.9
Total Revenue	100.0	100.0	100.0	100.0
Cost of Revenue
Network Solutions	66.3	58.1	67.0	58.4
Services & Support	5.5	5.6	5.3	5.9
Total Cost of Revenue	71.7	63.7	72.3	64.2
Gross Profit	28.3	36.3	27.7	35.8
Selling, general and administrative expenses	20.3	16.2	20.6	17.1
Research and development expenses	21.6	15.4	21.6	16.2
Operating (Loss) Income	(13.6)	4.7	(14.5)	2.5
Interest and dividend income	0.1	0.1	0.1	0.1
Interest expense	(1.2)	(0.1)	(1.1)	—
Net investment gain (loss)	0.4	(2.7)	0.4	(2.5)
Other income, net	0.8	0.4	0.3	0.1
(Loss) Income Before Income Taxes	(13.6)	2.5	(14.8)	0.2
Income tax benefit (expense)	2.6	(1.2)	3.0	0.1
Net (Loss) Income	(11.1)%	1.2%	(11.8)%	0.3%
Less: Net Loss attributable to non-controlling interest	(0.9)	—	(1.4)	—
Net (Loss) Income attributable to ADTRAN Holdings, Inc.	(10.2)%	1.2%	(10.4)%	0.3%

REVENUE

Our revenue increased 90.3% from $172.0 million for the three months ended June 30, 2022 to $327.4 million for the three months ended June 30, 2023 and increased 99.4% from $326.6 million for the six months ended June 30, 2022 to $651.3 million for the six months ended June 30, 2023. The increase in revenue for the three months ended June 30, 2023 is primarily attributable to a $186.7 million increase in volume of sales activity due to the Business Combination with Adtran Networks and partially offset by a $31.4 million decrease in volume of sales activity related to our ADTRAN, Inc. operations. The increase in revenue for the six months ended June 30, 2023 is primarily attributable to a $379.0 million increase in volume of sales activity due to the Business Combination with Adtran Networks partially offset by a $54.3 million decrease in volume of sales activity related to our ADTRAN, Inc. operations. The increase in revenue by category for the three months ended June 30, 2023 was primarily attributable to a $143.0 million increase in Optical Networking Solutions products due to the Business Combination with Adtran Networks, a $10.4 million increase in Access & Aggregation revenue and a $1.9 million increase in Subscriber Solutions products. The increase in revenue by category for the six months ended June 30, 2023 was primarily attributable to a $290.8 million increase in Optical Networking Solutions products due to the Business Combination with Adtran Networks, a $24.5 million increase in Subscriber Solutions products, and a $9.5 million increase in Access & Aggregation Solutions revenue. Growing customer concerns over inventory stocking levels affected our first and second quarter Subscriber Solutions category. We believe that this over-supply of CPE products will continue into the third quarter of 2023. Revenue for our Access and Optical Networking products grew sequentially. Supply constraints, however, limited our flexibility to clear past-due backlog across all product categories. We believe that the inventory impact is transitory, and we expect to see some improvement to both the over-supply of CPE products and the backlog of products across all categories in the coming quarters. We do not see any material changes to our near-term opportunities and our long-term growth catalysts as carriers around the world upgrade their networks to fiber.

Network Solutions segment revenue increased 81.4% from $156.0 million for the three months ended June 30, 2022 to $283.0 million for the three months ended June 30, 2023 and increased 92.1% from $294.4 million for the six months ended June 30, 2022 to $565.4 million for the six months ended June 30, 2023. The increase in Network Solutions revenue for the three months ended June 30, 2023 was due to the increase of $159.9 million in volume of sales activity due to the Business Combination with Adtran Networks, partially offset by a decrease of $31.3 million in Subscriber Solutions products and a decrease of $1.5 million in Access & Aggregation revenue in our ADTRAN, Inc. operations. The increase in revenue for the six months ended June 30, 2023 was due to an increase of $326.9 million in volume of sales activity due to the Business Combination with Adtran Networks, partially offset by a decrease of $42.4 million in Subscriber Solutions products and a decrease of $13.4 million in Access & Aggregation Solutions in our ADTRAN, Inc. operations. More specifically, the decrease in revenue for the three and six months ended June 30, 2023 of our ADTRAN, Inc. operations was primarily due to lower volume of sales of our residential solutions products.

Services & Support segment revenue increased 176.6% from $16.0 million for the three months ended June 30, 2022 to $44.4 million for the three months ended June 30, 2023 and increased 166.8% from $32.2 million for the six months ended June 30, 2022 to $85.9 million for the six months ended June 30, 2023. The increase in revenue for the three months ended June 30, 2023 was primarily attributable to the increase of $26.9 million in volume of sales activity from the Business Combination with Adtran Networks a $0.8 million increase in revenue for Subscriber Solutions services in our ADTRAN, Inc. operations and a $0.7 million increase in revenue for Access & Aggregation Solutions services in our ADTRAN, Inc. operations. The increase in revenue for the six months ended June 30, 2023 was primarily attributable to the increase of $52.2 million in volume of sales activity from the Business Combination with Adtran Networks and a $1.5 million increase in revenue for Subscriber Solutions services in our ADTRAN, Inc. operations. More specifically, the increase in revenue for the three and six months ended June 30, 2023 of our ADTRAN, Inc. operations was primarily due to higher volume of sales of our software services and business solutions services.

Domestic revenue increased by 25.1% from $105.6 million for the three months ended June 30, 2022 to $132.3 million for the three months ended June 30, 2023 and increased by 28.8% from $204.8 million for the six months ended June 30, 2022 to $263.8 million for the six months ended June 30, 2023, driven by increased volume of network termination and fiber CPE in our Network Solutions segment. In addition, such growth was a result of increased revenue to Tier-2 and Tier-3 customers with diversified businesses among our fiber access and CPE, Service Provider CPE and services.

International revenue, which is defined as revenue generated from the Network Solutions and Services & Support segments provided to a customer outside of the U.S., increased by 194.3% from $66.3 million for the three months ended June 30, 2022 to $195.1 million for the three months ended June 30, 2023 and increased by 218.3% from $121.8 million for the six months ended June 30, 2022 to $387.5 million for the six months ended June 30, 2023. International revenue, as a percentage of total revenue, increased from 38.5% for the three months ended June 30, 2022 to 59.6% for the three months ended June 30, 2023 and increased from 37.3% for the six months ended June 30, 2022 to 59.5% for the six months ended June 30, 2023. The change for the three months ended June 30, 2023 was primarily attributable to a $126.4 million increase in volume of sales activity from the Business Combination with Adtran Networks and increased shipments to a Tier-1 network operator and multiple alternative network operators in Europe. The change for the six months ended June 30, 2023 was primarily attributable to a $256.8 million increase in volume of sales activity from the Business Combination with Adtran Networks and increased shipments to a Tier-1 network operator and multiple alternative network operators in Europe. While international revenue has increased to approximately 59.6% and 59.5% of total revenues for the three and six months ended June 30, 2023, the mix of our Network Solutions and Services & Support segments as a percentage of total international revenue remains relatively linear. For the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022, changes in foreign currencies relative to the U.S. dollar increased our net revenue by approximately $2.6 million and decreased our net revenue by approximately $7.5 million, respectively.

Our ADTRAN, Inc. international revenue is largely focused on broadband infrastructure and is consequently affected by the decisions of our customers as to timing for installation of new technologies, expansion of their networks and/or network upgrades. Our international customers must make these decisions in the regulatory and political environment in which they operate – both nationally and, in some instances, regionally – whether of a multi-country region or a more local region within a country. Consequently, while we expect the global trend towards deployment of more robust broadband speeds and access to continue creating additional market opportunities for us, the factors described above may result in pressure on revenue and operating income. Our Adtran Networks international revenue is largely focused on the manufacture and selling of networking solutions that are based on three core areas of expertise: fiber-optic transmission technology (cloud interconnect), cloud access technology for rapid creation of innovative services around the network edge and solutions for precise timing and synchronization of networks. In addition, Adtran Networks international operations offers a comprehensive portfolio of network design, implementation and maintenance services to assist operators in the deployment of market-leading networks while reducing costs to maintain these networks.

COST OF REVENUE

As a percentage of revenue, cost of revenue increased from 63.7% for the three months ended June 30, 2022 to 71.7% for the three months ended June 30, 2023 and increased from 64.2% for the six months ended June 30, 2022 to 72.3% for the six months ended June 30, 2023. The increase for the three and six months ended June 30, 2022 was primarily attributable to $33.4 million and $66.0 million, respectively, of adjustments consisting of intangible amortization of backlog, developed technology and fair value adjustments to inventory costs that flow through to cost of revenue as a result of the Business Combination with Adtran Networks, acquisition related expenses, and to a lesser extent changes in customer and product mix and a regional revenue shift in our ADTRAN, Inc. operations, partially offset by lower freight and expedite fees. As the current inventory that was acquired in the Business Combination with Adtran Networks is sold, we expect that our cost of revenue as a percentage of revenue will return to more normalized levels. For the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022, changes in foreign currencies relative to the U.S. dollar increased our cost of revenue by approximately $0.3 million and decreased our cost of revenue by approximately $1.7 million, respectively. See additional information related to amortization lives and expense in Notes 2 and 10 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

Network Solutions cost of revenue, as a percentage of that segment’s revenue, increased from 64.1% for the three months ended June 30, 2022 to 76.7% for the three months ended June 30, 2023 and increased from 64.7% for the six months ended June 30, 2022 to 77.1% for the six months ended June 30, 2023. The increase in cost of revenue as a percentage of revenue for the three and six months ended June 30, 2023 was primarily attributable to acquisition related expenses, amortizations and adjustments consisting of intangible amortization of backlog, developed technology and fair value adjustments to inventory costs that flow through to cost of revenue as a result of the Business Combination with Adtran Networks and to a lesser extent changes in customer and product mix and a regional revenue shift in our ADTRAN, Inc. operations, partially offset by lower freight and expedite fees.

Services & Support cost of revenue, as a percentage of that segment’s revenue, decreased from 59.9% for the three months ended June 30, 2022 to 40.3% for the three months ended June 30, 2023 and decreased from 59.5% for the six months ended June 30, 2022 to 40.6% for the six months ended June 30, 2023. The decrease in cost of revenue as a percentage of revenue for the three and six months ended June 30, 2023 was primarily attributable to customer mix and changes in Services & Support mix as a result of the Business Combination with Adtran Networks.

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

GROSS PROFIT

As a percentage of revenue, gross profit decreased from 36.3% for the three months ended June 30, 2022 to 28.3% for the three months ended June 30, 2023 and decreased from 35.8% for the six months ended June 30, 2022 to 27.7% for the six months ended June 30, 2023. The decrease for the three and six months ended June 30, 2023 was primarily attributable to $33.4 million and $66.0 million, respectively, of adjustments consisting of intangible amortization of backlog, developed technology and fair value adjustments to inventory costs that flow through to cost of revenue as a result of the Business Combination with Adtran Networks, acquisition related expenses and a decrease in volume of sales activity related to our ADTRAN, Inc. operations.

As a percentage of that segment's revenue, Network Solutions gross profit decreased from 35.9% for the three months ended June 30, 2022 to 23.3% for the three months ended June 30, 2023 and decreased from 35.3% for the six months ended June 30, 2022 to 22.9% for the six months ended June 30, 2023. The decrease was primarily attributable to increases in cost of revenue related to acquisition related expenses, adjustments consisting of intangible amortization of backlog, developed technology and fair value adjustments to inventory costs that flow through to cost of revenue as a result of the Business Combination with Adtran Networks and a decrease in volume of sales activity related to our ADTRAN, Inc. operations partially offset by an increase in volume of sales activity due to the Business Combination with Adtran Networks.

As a percentage of that segment's revenue, Services & Support gross profit increased from 40.1% for the three months ended June 30, 2022 to 59.7% for the three months ended June 30, 2023 and increased from 40.5% for the six months ended June 30, 2022 to 59.4% for the six months ended June 30, 2023. The increase was primarily attributable to an increase in volume of sales activity due to the Business Combination with Adtran Networks, an increase in volume of sales activity related to our ADTRAN, Inc. operations and a decrease in cost of revenue attributable to customer mix and changes in Services & Support mix as a result of the Business Combination with Adtran Networks.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

As a percentage of revenue, selling, general and administrative expenses increased from 16.2% for the three months ended June 30, 2022 to 20.3% for the three months ended June 30, 2023 and increased from 17.1% for the six months ended June 30, 2023 to 20.6% for the six months ended June 30, 2023. While selling, general and administrative expenses as a percentage of revenue will generally fluctuate whenever there is a significant fluctuation in revenue for the periods being compared, in the three and six months ended June 30, 2023 we saw a more significant increase due to increased expenses related to the Business Combination with Adtran Networks and other items described below. Our restructuring and integration programs are in the process of consolidating, streamlining and integrating the workforce, systems and processes of ADTRAN and Adtran Networks, which we expect will lower selling, general and administrative expense as a percentage of revenue over time.

Selling, general and administrative expenses increased 138.9% from $27.9 million for the three months ended June 30, 2022 to $66.6 million for the three months ended June 30, 2023 and increased 140.3% from $55.8 million for the six months ended June 30, 2022 to $134.0 million for the six months ended June 30, 2023. Although selling, general and administrative expenses include personnel costs for management, accounting, information technology, human resources, sales and marketing, as well as independent auditor, tax and other professional fees, contract services and legal and litigation related costs. The increase in selling, general and administrative expenses for the three and six months ended June 30, 2023 was primarily attributable to increased expenses related to the Business Combination with Adtran Networks such as employee-related costs due to an increase in the number of employees, costs related to our restructuring program, amortization of intangible assets, depreciation of property, plant and equipment, restructuring expenses, stock-based compensation expense and transactions costs. For the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022, changes in foreign currencies relative to the U.S dollar increased our selling, general and administrative expenses by approximately $0.2 million and decreased our selling, general and administrative expenses by approximately $1.2 million, respectively.

RESEARCH AND DEVELOPMENT EXPENSES

As a percentage of revenue, research and development expenses increased from 15.4% for the three months ended June 30, 2022 to 21.6% for the three months ended June 30, 2023 and increased from 16.2% for the six months ended June 30, 2022 to 21.6% for the six months ended June 30, 2023. Although, research and development expenses as a percentage of revenue will fluctuate whenever there are incremental product development activities or significant fluctuations in revenue for the periods being compared, in the first half of 2023 we saw a more significant increase due to increased expenses related to the Business Combination with Adtran Networks and other items described below. Our restructuring and integration programs are in the process of consolidating, streamlining and integrating the workforce, systems and processes of ADTRAN and Adtran Networks, which we expect will lower research and development expense as a percentage of revenue over time.

Research and development expenses increased 166.4% from $26.5 million for the three months ended June 30, 2022 to $70.6 million for the three months ended June 30, 2023 and increased 165.6% from $53.0 million for the six months ended June 30, 2022 to $140.7 million for the six months ended June 30, 2023. The increase in research and development expenses was primarily attributable to increased expenses related to the Business Combination with Adtran Networks such as employee-related costs due to an increase in the number of employees and expenses related to our multi-year integration program, restructuring expenses, amortization of intangible assets, depreciation of property, plant and equipment and stock-based compensation expense. For the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022, changes in foreign currencies relative to the U.S. dollar increased our research and development expenses by approximately $0.1 million and decreased our research and development expenses by approximately $2.1 million, respectively.

Adtran Networks has arrangements with governmental entities for the purpose of obtaining funding for research and development activities. The Company classifies government grants received under these arrangements as a reduction to research and development expense incurred. For the three and six months ended June 30, 2023, the Company recognized $0.9 million and $1.5 million as a reduction of research and development expense, respectively.

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

INTEREST AND DIVIDEND INCOME

Interest and dividend income increased from $0.2 million for the three months ended June 30, 2022 to $0.4 million for the three months ended June 30, 2023 and increased from $0.4 million for the six months ended June 30, 2022 to $0.7 million for the six months ended June 30, 2023. Interest and dividend income was up due to increased income related to the Business Combination with Adtran Networks for the three and six months ended June 30, 2023.

INTEREST EXPENSE

Interest expense increased from $0.1 million for the three months ended June 30, 2022 to $4.1 million for the three months ended June 30, 2023 and increased from $0.1 million for the six months ended June 30, 2022 to $7.4 million for the six months ended June 30, 2023. The increase in interest expense during the three and six months ended June 30, 2023 was primarily related to an increase in the Wells Fargo Credit Agreement and the assumed debt associated with the Business Combination with Adtran Networks. See Note 12 and Note 13 of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report.

NET INVESTMENT (LOSS) GAIN

We recognized a net investment loss of $4.6 million and a gain of $1.3 million for the three months ended June 30, 2022 and 2023, respectively and recognized a net investment loss of $8.1 million and a gain of $2.5 million for the six months ended June 30, 2022 and 2023, respectively. The fluctuations in our net investments were primarily attributable to changes in the fair value of our securities recognized during the period. We expect that any future market volatility could result in continued fluctuations in our investment portfolio. See Note 6 of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report, and “Investing Activities” in “Liquidity and Capital Resources” below for additional information.

OTHER INCOME, NET

Other expense, net, which primarily consisted of gains and losses on foreign currency transactions and income from excess material sales, increased from income of $0.7 million for the three months ended June 30, 2022 to income of $2.5 million for the three months ended June 30, 2023 and increased from income of $0.5 million for the six months ended June 30, 2022 to income of $2.2 million for the six months ended June 30, 2023.

INCOME TAX BENEFIT (EXPENSE)

The Company's effective tax rate changed from an expense of 50.1% of pre-tax income for the three months ended June 30, 2022, to a benefit of 18.8% of pre-tax income for the three months ended June 30, 2023 and changed from a benefit of 34.3% of pre-tax income for the six months ended June 30, 2022, to a benefit of 20.4% of pre-tax income for the six months ended June 30, 2023. In 2022, we benefited from a change in our annual estimated tax rate as a result of the requirement to begin capitalizing research and development expenses for U.S. tax purposes beginning in 2022 as previously passed as part of the Tax Cuts and Jobs Act in December 2017, and the associated impact of those changes on our previously established valuation allowance. The change in the effective tax rate for the three and six months ended June 30, 2023, was driven primarily by a change in our estimated tax rate as a result of the closing of the Business Combination with Adtran Networks during the third quarter of 2022 as well as the release of our domestic valuation allowance during the fourth quarter of 2022.

NET (LOSS) INCOME ATTRIBUTABLE TO ADTRAN HOLDINGS, INC.

As a result of the above factors, net (loss) income attributable to ADTRAN Holdings, Inc. decreased from net income of $2.1 million for the three months ended June 30, 2022 to a net loss of $33.3 million for the three months ended June 30, 2023 and decreased from net income of $1.0 million for the six months ended June 30, 2022 to a net loss of $67.8 million for the six months ended June 30, 2023. Upon the DPLTA becoming effective on January 16, 2023, the Company began absorbing all Adtran Networks losses rather than just the loss related to the Company's ownership percentage in Adtran Networks.

LIQUIDITY AND CAPITAL RESOURCES

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

Pursuant to the terms of the DPLTA, each Adtran Networks shareholder (other than the Company) has received an offer to elect either (1) to remain an Adtran Networks shareholder and receive from us an Annual Recurring Compensation payment, or (2) to receive Exit Compensation plus guaranteed interest. The guaranteed interest under the Exit Compensation is calculated from the effective date of the DPLTA to the date the shares are tendered, less any Annual Recurring Compensation paid. The guaranteed interest rate is 5% plus a variable component that was 1.62% as of June 30, 2023. Assuming all the minority holders of currently outstanding Adtran Networks shares were to elect the second option, we would be obligated to make aggregate Exit Compensation payments, including guaranteed interest, of approximately €319.0 million or approximately $348.1 million, based on an exchange rate as of June 30, 2023 and reflecting interest accrued through June 30, 2023 at a rate of 5.0% in addition to the variable base interest rate according to the German Civil Code (currently 3.12%) during the pendency of the appraisal proceedings discussed below. Shareholders electing the first option of Annual Recurring Compensation may later elect the second option. The opportunity for outside Adtran Networks shareholders to tender Adtran Networks shares in exchange for Exit Compensation had been scheduled to expire on March 16, 2023. However, due to the appraisal proceedings that have been initiated in accordance with applicable German law, this time period for tendering shares has been extended pursuant to the German Stock Corporation Act (Aktiengesetz) and will end two months after the date on which a final decision in such appraisal proceedings has been published in the Federal Gazette (Bundesanzeiger).

We are also obligated to absorb any annual net loss of Adtran Networks under the DPLTA. Additionally, our obligation to pay Annual Recurring Compensation under the DPLTA is a continuing payment obligation, which will amount to approximately €10.6 million or $11.6 million (based on the current exchange rate) per year assuming none of the minority Adtran Networks shareholders were to elect Exit Compensation. The foregoing amounts do not reflect any potential increase in payment obligations that we may have depending on the outcome of ongoing appraisal proceedings in Germany. During the three and six months ended June 30, 2023, we accrued $2.9 million and $5.7 million in Annual Recurring Compensation, which was reflected as a reduction to retained (deficit) earnings, respectively. For the three and six months ended June 30, 2023, a total of approximately 46 thousand shares and 63 thousand shares, respectively, of Adtran Networks stock was tendered to the Company and Exit Compensation payments of approximately €0.8 million and €1.1 million, respectively, or approximately $0.9 million and $1.2 million, respectively, based on an exchange rate as of June 30, 2023, were paid to Adtran Networks shareholders.

As of June 30, 2023, the Company does not have sufficient liquidity to meet payment obligations under the DPLTA pertaining to Exit Compensation assuming a substantial majority of Adtran Networks shareholders elect such option in the current period. We believe the probability that a substantial majority of Adtran Networks shareholders elect to receive Exit Compensation in the next twelve months is remote based on the diverse base of shareholders that must make this election on an individual shareholder basis, the current ongoing appraisal proceedings involving a dispute on the value of the Exit Compensation which is expected to take 24-36 months to resolve, the current guaranteed Annual Recurring Compensation payment plus the interest earned on such shares during the ongoing appraisal proceedings, and the current trading value of Adtran Networks SE shares.

Therefore, we believe that our cash and cash equivalents, investments, working capital management initiatives and access to funds under the Wells Fargo credit facility, including the August 9, 2023, $50 million term loan amendment, (described below) will be adequate to meet our operating and capital needs and our obligations under the DPLTA, including potential Exit Compensation, for at least the next 12 months, although we may need to suspend payment of dividends, reduce capital expenditures and/or take other steps to preserve working capital in order to ensure that we can meet such needs and obligations.

Wells Fargo Credit Agreement

On July 18, 2022, ADTRAN Holdings, Inc. and ADTRAN, Inc., as the borrower, entered into a credit agreement with a syndicate of banks, including Wells Fargo Bank, National Association, as administrative agent (“Administrative Agent”), and the other lenders named therein (the “Credit Agreement”). The Credit Agreement allowed for borrowings of up to $100.0 million in aggregate principal amount, but the borrowings increased to up to $400.0 million in aggregate principal amount upon the DPLTA becoming effective on January 16, 2023. The Credit Agreement matures in July 2027, but provides the Company with an option to request extensions subject to customary conditions.

As of June 30, 2023, ADTRAN, Inc.’s outstanding borrowings under the revolving line of credit were $200.0 million. The Credit Agreement matures in July 2027 but provides the Company with an option to request extensions subject to customary conditions. In addition, we may issue up to $25.0 million in letters of credit against our $400.0 million total facility. As of June 30, 2023, we had a total of $2.2 million in letters of credit outstanding against our eligible borrowings, leaving a net amount of $197.8 million available for future borrowings. Any future credit extensions under the Credit Agreement are subject to customary conditions precedent, including a net leverage ratio financial covenant and a material adverse effect condition. In consideration of the factors described above in respect of expected timing of payment of the Exit Compensation and our assessment of compliance with these covenants we believe that we will have access to sufficient funding to meet any obligations that come due under the terms of the DPLTA in the next 12 months from the date of issuance of these condensed consolidated financial statements.

Wells Fargo Credit Agreement Amendment

On August 9, 2023, the Company, its wholly-owned direct subsidiary, ADTRAN, Inc., the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent and as collateral agent, entered into a First Amendment to the Credit Agreement (the “First Amendment”).

The First Amendment, among other things, provides for:

•
a new $50 million delayed draw term loan A tranche (“DDTL”), which is available for borrowing in the event of the purchase by the Company of at least sixty percent (60%) of the outstanding shares of Adtran Networks that are not currently owned by the Company (such event, a “Springing Covenant Event”). Proceeds of the DDTL may only be used to repurchase minority shares of Adtran Networks. The DDTL remains available for borrowing from the occurrence of a Springing Covenant Event through the period that is three consecutive fiscal quarters thereafter;
•
a revised applicable margin, which varies based on consolidated total net leverage ratio and ranges from, (a) in the case of revolving loans, (i) 1.65%, with respect to term SOFR loans, to 2.65%, (ii) 1.75%, with respect to EUIBOR loans, to 2.75% and (iii) 0.65%, with respect to base rate loans (including swingline loans) to 1.65%, and (b) in the case of term loans, ranging from (i) 1.90%, with respect to term SOFR loans, to 2.90% and (ii) 0.90%, with respect to Base Rate Loans, to 1.90% (each as defined in the First Amendment to the Credit Agreement);
•
a revised commitment fee, which varies based on consolidated total net leverage ratio and ranges from 0.20% to 0.25% per annum on the average daily unused portion of the revolving credit commitment of the revolving credit lenders (other than the defaulting lenders, if any) (each as defined in the credit agreement); and
•
revised financial covenants, including (i) the addition of an automatic step up in the consolidated total net leverage ratio to 5.00:1.00 from 3.25:1.00 upon the occurrence of a Springing Covenant Event and continuing for the fiscal quarter in which the Springing Covenant Event occurs and the next three consecutive fiscal quarters thereafter (such period, a “Springing Covenant Period”) and (ii) the addition of a consolidated senior secured net leverage ratio covenant to be tested quarterly during a Springing Covenant Period and sized at 4.00:1.00 during the first quarter ending after a Springing Covenant Event, 3.75:1.00 during the second quarter ending after a Springing Covenant Event and 3.50:1.00 during the third and fourth quarters ending after a Springing Covenant Event. Further, if the Company or any of its subsidiaries incurs unsecured indebtedness under the uncapped general indebtedness basket or permitted convertible indebtedness basket of the Credit Agreement in excess of $50 million in connection with a transaction that is a Springing Covenant Event or during a Springing Covenant Period, then the maximum consolidated senior secured net leverage ratio shall be, or shall automatically step down to, 3.50:1.00 at the time of such incurrence.

The First Amendment further added additional financial flexibility by amending the $30 million external debt capped basket to be an unlimited amount and permitting, subject to certain requirements, the incurrence of convertible indebtedness by the Company in an aggregate principal amount of up to $172.5 million. Any such convertible indebtedness must be incurred in pro forma compliance with the financial covenants in the Credit Agreement, unsecured and otherwise rank junior to borrowings under the Credit Agreement, and have a stated maturity date of at least 91 days after the latest scheduled maturity date of loans and commitments under the Credit Agreement. Net cash proceeds from any incurrence of convertible indebtedness must be used to repurchase minority shares of Adtran Networks or repay revolver borrowings under the Credit Agreement.

Lastly, the First Amendment added market environmental, social and governance provisions and extended the required delivery date of the financial statements of the Company and its subsidiaries for the fiscal quarter ended June 30, 2023 to August 18, 2023.

As of June 30, 2023, our cash on hand was $124.3 million and short-term investments were $3.1 million, which resulted in available short-term liquidity of $127.4 million, of which $86.3 million was held by our foreign subsidiaries. As of December 31, 2022, cash on hand was $108.6 million and short-term investments were $0.3 million, which resulted in available short-term liquidity of $108.9 million, of which $86.3 million was held by our foreign subsidiaries. Generally, we intend to permanently reinvest funds held outside the U.S., except to the extent that any of these funds can be repatriated without withholding tax.

In addition to our cash and cash equivalents and the credit facility, we may fund a portion or all of the Exit Compensation through the sale of securities or additional alternative funding sources, if available. There can be no assurances that we would be successful in effecting these actions on commercially reasonable terms or at all. If we cannot raise additional funds as needed, it could have a material adverse impact on our financial results and financial condition.

Operating Activities

Net cash used in operating activities of $36.2 million during the six months ended June 30, 2023 increased by $30.2 million compared to net cash used in operating activities of $5.9 million during the six months ended June 30, 2022. This increase in net cash used was primarily due to the net loss for the period, for the reasons discussed above, as adjusted primarily for depreciation and deferred taxes, and net cash outflows from working capital, specifically, a decrease in the average number of days payable to our trade suppliers. Additional details related to our working capital and its drivers are discussed below.

Net accounts receivable decreased 14.3% from $279.4 million as of December 31, 2022 to $239.6 million as of June 30, 2023. There was an allowance for credit losses of less than $0.1 million as of June 30, 2023 and an allowance for credit losses of less than $0.1 million as of December 31, 2022. The decrease in net accounts receivable was due primarily to customer and geographical mix. Quarterly accounts receivable DSO decreased from 72 days as of December 31, 2022 to 67 days as of June 30, 2023. The decrease in DSO was due to customer and geographical mix associated with the Business Combination with Adtran Networks and timing of sales within the quarter.

Other receivables decreased 1.3% from $32.8 million as of December 31, 2022 to $32.4 million as of June 30, 2023. The decrease in other receivables was primarily attributable to a decrease for sales of raw materials.

Quarterly inventory turnover was 2.5 turns as of December 31, 2022 and 2.3 turns as of June 30, 2023. Inventory decreased 2.5% from $427.5 million as of December 31, 2022 to $416.8 million as of June 30, 2023. The decrease in inventory was due to a reduction in component purchases due to improved lead times as well as utilization of buffer stock. We expect inventory levels to fluctuate as we attempt to maintain sufficient inventory in response to supply chain uncertainties.

Accounts payable decreased 27.8% from $237.7 million as of December 31, 2022 to $171.7 million as of June 30, 2023. The decrease in accounts payable was primarily due to a decrease in the average number of days payable to our trade suppliers. Accounts payable will fluctuate due to variations in the timing of the receipt of inventory, supplies and services and our subsequent payments for these purchases.

Investing Activities

Capital expenditures totaled approximately $20.1 million and $3.3 million for the six months ended June 30, 2023 and 2022, respectively. These expenditures were primarily used to purchase manufacturing and test equipment, software, computer hardware and building improvements.

Our combined short-term and long-term investments increased $1.3 million from $33.0 million as of December 31, 2022 to $34.3 million as of June 30, 2023. This increase reflects the impact of the net unrealized and realized gains and losses on our investments.

We typically invest all available cash not required for immediate use in operations, primarily in securities that we believe bear minimal risk of loss. See Note 6 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for additional information.

As of June 30, 2023, our corporate bonds, municipal bonds, asset-backed bonds, mortgage/agency bonds, U.S. government bonds and other government bonds were classified as available-for-sale and had a combined duration of 15 years with an average Standard & Poor’s credit rating of AA. Because our investment portfolio has a high-quality rating and contractual maturities of short duration, we are able to obtain prices for these bonds derived from observable market inputs, or for similar securities traded in an active market, on a daily basis.

Our long-term investments decreased 4.4% from $32.7 million as of December 31, 2022 to $31.2 million as of June 30, 2023. Our investments include various marketable equity securities classified as long-term investments with a fair market value of $0.9 million and $0.8 million as of June 30, 2023 and December 31, 2022, respectively. Our investments include various available-for-sale debt securities classified as long-term investments with a fair market value of $8.1 million and $9.3 million as of June 30, 2023 and December 31, 2022. Long-term investments as of June 30, 2023 and December 31, 2022 also included $25.4 million and $22.9 million, respectively, related to our deferred compensation plans.

Financing Activities

Dividends

During the six month periods ended June 30, 2023 and 2022, we paid dividends totaling $14.2 million and $8.9 million, respectively. The continued payment of dividends is at the discretion of the Company’s Board of Directors and is subject to general business conditions and ongoing financial results of the Company.

Stock Repurchase Program

There were no stock repurchases during the periods ended June 30, 2023 and 2022, and there currently is no authorized stock repurchase program.

Stock Option Exercises

To accommodate employee stock option exercises, the Company issued 6 thousand and 37 thousand shares of common stock and treasury stock which resulted in proceeds of $58 thousand and $0.6 million during the six months ended June 30, 2023 and 2022, respectively. Additionally, to accommodate Adtran Networks SE stock option exercises, Adtran Networks issued 13 thousand shares of Adtran Networks common stock which resulted in proceeds of $0.1 million, for the six months ended June 30, 2023. Adtran Networks SE stock options outstanding as of June 30, 2023 totaled 68 thousand (representing less than 0.2% of Adtran Networks outstanding shares), of which 13 thousand were exercisable.

Off-Balance Sheet Arrangements

We have exposure to credit losses from off-balance sheet exposures, to provide various guarantees of performance such as bid bonds, performance bonds and customs bonds, where we believe the risk of loss is immaterial to our financial statements as of June 30, 2023. Otherwise, we do not have off-balance sheet financing arrangements and have not engaged in any related party transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources. See Note 20 of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report for additional information.

Cash Requirements

The following table summarizes the Company’s material short- and long-term cash requirements from known obligations pursuant to certain contracts and commitments as of June 30, 2023, as well as an estimate of the timing in which such obligations and payments are expected to be satisfied (but excluding payments that may be made pursuant to the DPLTA and currency hedging arrangements, which are discussed below). Other than operating lease obligations, the cash requirements table excludes interest payments.

(In thousands)	Total	2023	2024	2025	2026	2027	After 2027
Wells Fargo credit agreement(1)	$200,000	$—	$—	$—	$—	$200,000	$—
Nord/LB revolving line of credit(2)	10,912	10,912	—	—	—	—	—
Purchase obligations(3)	377,427	308,708	62,976	5,736	7	—	—
Operating lease obligations(4)	32,499	4,662	8,658	7,159	4,506	2,950	4,564
Totals	$620,838	$324,282	$71,634	$12,895	$4,513	$202,950	$4,564

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

(4) We have operating leases for office space, automobiles and various other equipment in the U.S. and in certain international locations. Our operating leases had remaining lease terms ranging from once month to 113 months as of June 30, 2023.

Wells Fargo Credit Agreement

On July 18, 2022, ADTRAN Holdings, Inc. and ADTRAN, Inc., as the borrower, entered into a credit agreement with a syndicate of banks, including Wells Fargo Bank, National Association, as administrative agent (“Administrative Agent”), and the other lenders named therein (the “Credit Agreement”). The Credit Agreement allowed for borrowings of up to $100 million in aggregate principal amount, but the borrowings increased to up to $400.0 million in aggregate principal amount upon the DPLTA becoming effective on January 16, 2023.

As of June 30, 2023, ADTRAN, Inc.’s borrowings under the revolving line of credit were $200.0 million. The Credit Agreement matures in July 2027 but provides the Company with an option to request extensions subject to customary conditions. In addition, we may issue up to $25.0 million in letters of credit against our $400.0 million dollar total facility. As of June 30, 2023, we had a total of $2.2 million in letters of credit under ADTRAN, Inc. outstanding against our eligible borrowings, leaving a net amount of $197.8 million available for future borrowings. Any future credit extensions under the Credit Agreement are subject to customary conditions precedent. Any future credit extensions under the Credit Agreement are subject to customary conditions precedent. The proceeds of any loans are expected to be used for general corporate purposes and to pay a portion of the Exit Compensation consideration.

All U.S. borrowings under the Credit Agreement (other than swingline loans, which bear interest at the Base Rate (as defined below)) bear interest, at the Company’s option, at a rate per annum equal to (A)(i) the highest of (a) the federal funds rate (i.e., for any day, the rate per annum equal to the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System, as published by the Federal Reserve Bank of New York on the business day next succeeding such day) plus ½ of 1%, (b) the prime commercial lending rate of the Administrative Agent, as established from time to time at its principal U.S. office (which such rate is an index or base rate and will not necessarily be its lowest or best rate charged to its customers or other banks), and (c) the daily Adjusted Term SOFR (as defined in the Credit Agreement) for a one-month tenor plus 1%, plus (ii) the applicable rate, ranging from 0.5% to 1.25% (the “Base Rate”), or (B) the sum of the Adjusted Term SOFR (as defined in the Credit Agreement) plus the applicable rate, ranging from 1.4% to 2.15%, provided that such sum is subject to a 0.0% floor (such loans utilizing this interest rate, “SOFR Loans”). All E.U. borrowings under the Credit Agreement (other than swingline loans) bear interest at a rate per annum equal to the sum of the Euro Interbank Offered Rate as administered by the European Money Markets Institute (or a comparable or successor administrator approved by the Administrative Agent) plus the applicable rate, ranging from 1.5% to 2.25%, provided that such sum is subject to a 0.0% floor (such loans utilizing this interest rate, “EURIBOR Loans”). The applicable rate is based on the consolidated net leverage ratio of the Company and its subsidiaries as determined pursuant to the terms of the Credit Agreement. Default interest is 2.00% per annum in excess of the rate otherwise applicable in the case of any overdue principal or any other overdue amount.

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

New Nord/LB Revolving Line of Credit

On March 29, 2023, Adtran Networks entered into a $16.1 million unsecured revolving line of credit with Norddeutsche Landesbark - Girozentrale (Nord/LB) that bears interest of Euro Short Term Rate plus 1.94%. The line of credit has a perpetual term that can be terminated by the Company or Nord/LB at any time. As of June 30, 2023, Adtran Networks borrowed $10.9 million under this facility.

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

On March 21, 2023, the Company entered into a Euro/U.S. dollar forward contract arrangement (the “Forward”) with Wells Fargo Bank, N.A. (the “Hedge Counterparty”). Under the Forward, which is governed by the provisions of an ISDA Master Agreement (including schedules thereto and transaction confirmations that supplement such agreement) entered into between the Company and the Hedge Counterparty, the Company will exchange an aggregate notional amount of $160.0 million U.S. dollars for Euros at a daily fixed forward rate of $1.085 per €1.00 in average. During the six months ended June 30, 2023, the Company settled two $20.0 million forward contract tranches and the remaining will be divided into six quarterly tranches of $20.0 million. These new forward contracts transacted on March 21, 2023 (to sell EUR/buy USD) were entered into for the purpose of unwinding the previously transacted forward contracts (to buy EUR/sell USD), transacted in November 2022. The drawdown dates of the original ratchet forwards are set to the same date as the maturity of the new offsetting forward contracts.

Adtran Networks Domination and Profit and Loss Transfer Agreement

On December 1, 2022, we, as the controlling company, entered into the DPLTA with Adtran Networks, as the controlled company. The DPLTA, which was executed on December 1, 2022, became effective on January 16, 2023, as a result of its registration with the commercial register (Handelsregister) of the local court (Amtsgericht) at the registered seat of Adtran Networks (Jena).

Under the DPLTA, subject to certain limitations pursuant to applicable law, (i) we are entitled to issue binding instructions to the management board of Adtran Networks, (ii) Adtran Networks will transfer all of its annual profits to us, subject to, among other things, the creation or dissolution of certain reserves, and (iii) we will generally absorb all annual losses incurred by Adtran Networks. The obligation of Adtran Networks to transfer its annual profit to us, as well as our obligation to absorb Adtran Networks annual net loss, applies for the first time to the profits or losses generated in the Adtran Networks fiscal year 2023.

Additionally, and subject to certain limitations pursuant to applicable law and the specific terms of the DPLTA, the DPLTA provides that Adtran Networks shareholders (other than us) be offered, at their election, (i) to put their Adtran Networks shares to the Company in exchange for compensation in cash of €17.21 per share plus guaranteed interest (the "Exit Compensation"), or (ii) to remain Adtran Networks shareholders and receive a recurring compensation in cash of €0.59 (€0.52 net under the current tax regime) per share for each full fiscal year of Adtran Networks (the “Annual Recurring Compensation”). The guaranteed interest component under the Exit Compensation is calculated from the effective date of the DPLTA to the date the shares are tendered, less any Annual Recurring Compensation paid. The guaranteed interest rate is 5% plus a variable component that was 1.62% as of June 30, 2023. The Annual Recurring Compensation is due on the third banking day following the ordinary general shareholders’ meeting of Adtran Networks for the respective preceding fiscal year (but in any event within eight months following expiration of the fiscal year) and is first granted for the 2023 fiscal year, payable for the first time after the ordinary general shareholders’ meeting of Adtran Networks in 2024. The adequacy of both forms of compensation have been challenged by minority shareholders of Adtran Networks via court-led appraisal proceedings under German law, and it is possible that the courts in such appraisal proceedings may adjudicate a higher Exit Compensation or Annual Recurring Compensation (in each case, including interest thereon) than agreed upon in the DPLTA. Our aggregate potential payment obligations under the DPLTA are discussed above under "Liquidity".

The opportunity for outside Adtran Networks shareholders to tender Adtran Networks shares in exchange for Exit Compensation had been scheduled to expire on March 16, 2023. However, due to the appraisal proceedings that have been initiated in accordance with applicable German law, this time period for tendering shares has been extended pursuant to the German Stock Corporation Act (Aktiengesetz) and will end two months after the date on which a final decision in such appraisal proceedings has been published in the Federal Gazette (Bundesanzeiger).

We currently hold 33,957,538 no-par value bearer shares of Adtran Networks, representing 65.36% of Adtran Networks outstanding shares as of June 30, 2023.

The foregoing description of the DPLTA does not purport to be complete and is qualified in its entirety by reference to the DPLTA, a non-binding English translation of which incorporated by reference to Exhibit 10.5 of the 2022 Form 10-K/A.

As of June 30, 2023, the Company has incurred $26.2 million of transaction costs related to the Business Combination. During the three and six months ended June 30, 2023, $0.1 million of transaction costs were incurred. During the three and six months ended June 30, 2022, $1.2 million and $2.7 million of transaction costs were incurred, respectively.

During the three and six months ended June 30, 2023, we recognized $0.6 million and $1.4 million of integration costs related to the Business Combination, respectively, that are included in selling, general and administrative expenses in the Condensed Consolidated Statement of (Loss) Income. We expect to incur additional integration costs and costs associated with the implementation of the DPLTA during the remainder of 2023 and such costs are expected to be material.

During the three and six months ended June 30, 2023, we recognized $5.9 million and $8.3 million of restructuring costs relating to the Business Combination, respectively, that are included in cost of revenue, selling, general and administrative expenses and research and development expenses in the Condensed Consolidated Statement of (Loss) Income. See Note 21 of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report for additional information.

Other Cash Requirements

During the six months ended June 30, 2023, other than the Exit Compensation payments and Annual Recurring Compensation under the DPLTA, there have been no other material changes in cash requirements from those discussed in the 2022 Form 10-K/A.

Performance Bonds

Certain contracts, customers and jurisdictions in which we do business require us to provide various guarantees of performance such as bid bonds, performance bonds and customs bonds. As of June 30, 2023 and December 31, 2022, we had commitments related to these bonds totaling $12.2 million and $21.1 million, respectively, which expire at various dates through April 2031. In general, we would only be liable for the amount of these guarantees in the event of default under each contract, the probability of which we believe is remote.

Critical Accounting Policies and Estimates

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used or if changes in the accounting estimate that are reasonably likely to occur could materially impact the results of financial operations. Several accounting policies, as described in Note 1 of Notes to the Consolidated Financial Statements included in Part I, Item 1 of this report, require material subjective or complex judgment and have a significant impact on our financial condition and results of operations, as applicable. We believe the critical accounting policies affect our more significant judgments and estimates used in the preparation of our Condensed Consolidated Financial Statements. During the six months ended June 30, 2023, other than the change in accounting policy regarding non-controlling interests as outlined in Note 1 and Note 16 to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report, there were no significant changes to our critical accounting policies and estimates as described in the financial statements contained in the 2022 Form 10-K/A.

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

We maintain depository investments with certain financial institutions. As of June 30, 2023, $120.1 million of our cash and cash equivalents, primarily certain domestic money market funds and foreign depository accounts, were in excess of government provided insured depository limits. Although these depository investments exceed government insured depository limits, we have evaluated the credit-worthiness of these financial institutions and determined the risk of material financial loss due to exposure of such credit risk to be minimal.

Interest Rate Risk

As of June 30, 2023, approximately $9.5 million of our cash and investments may be directly affected by changes in interest rates. As of June 30, 2023, we held $1.6 million of cash and variable-rate investments where a change in interest rates would impact our interest income. A hypothetical 50 basis point decline in interest rates as of June 30, 2023, assuming all other variables remain constant, would reduce annualized interest income on our cash and investments by less than $0.1 million. In addition, we held $7.8 million of fixed-rate bonds whose fair values may be directly affected by a change in interest rates. A hypothetical 50 basis point increase in interest rates as of June 30, 2023, assuming all other variables remain constant, would reduce the fair value of our fixed-rate bonds by less than $0.1 million. As of June 30, 2023, the carrying amounts of our revolving credit agreements totaled $210.9 million where a change in interest rates would impact our interest expense. A hypothetical 50 basis point increase in interest rates as of June 30, 2023, assuming all other variables remain constant, would increase our interest expense by $1.1 million. The analyses cover our debt and investments. The analyses use actual or approximate maturities for the debt and investments. The discount rates used were based on the market interest rates in effect as of June 30, 2023.

Foreign Currency Exchange Rate Risk

We are exposed to changes in foreign currency exchange rates to the extent that such changes affect our revenue and gross margin on revenue derived from some international customers, expenses, and assets and liabilities held in non-functional currencies related to our foreign subsidiaries. Our primary exposures to foreign currency exchange rate movements are with the Euro and the British pound sterling. Our revenue is primarily denominated in the respective functional currency of the subsidiary and paid in that subsidiary's functional currency or certain other local currency. The majority of our global supply chain predominately makes payments in U.S. dollars and some of our operating expenses are paid in certain local currencies (approximately 42.6% of total operating expense for the six months ended June 30, 2023, respectively). Therefore, our revenue, gross margins, operating expenses and operating income (loss) are all subject to foreign currency fluctuations. As a result, changes in currency exchange rates could cause variations in our operating income (loss).

We have certain customers and suppliers who are invoiced or pay in a non-functional currency. Changes in the monetary exchange rates used to invoice such customers versus the functional currency of the entity billing such customers may adversely affect our results of operations and financial condition. To manage the volatility relating to these typical business exposures, we may enter into various derivative transactions, when appropriate. We do not hold or issue derivative instruments for trading or other speculative purposes. All non-functional currencies billed would result in a combined hypothetical gain or loss of $6.4 million if the U.S. dollar weakened or strengthened 10% against the billing currencies. All non-functional currencies invoiced by suppliers would result in a combined hypothetical gain or loss of $11.8 million if the U.S. dollar weakened or strengthened 10% against the billing currencies. This change represents an increase in the amount of hypothetical gain or loss compared to prior periods and is mainly due to an increase in U.S. dollar denominated billings in a non-U.S. dollar denominated subsidiary.

As of June 30, 2023, we had certain material contracts subject to currency revaluation, including accounts receivable, accounts payable and lease liabilities denominated in foreign currencies. As of June 30, 2023, we had 51 forward contracts outstanding with a fair value of $8.1 million. The objective of these foreign currency forward contracts is to reduce the impact of currency exchange rate movements on our operating results by offsetting gains and losses on the forward contracts with increases or decreases in foreign currency transactions. We do not use foreign currency contracts for speculative or trading purposes. Hedging of our currency exposures may not always be effective to protect us against currency exchange rate fluctuations. See Note 11 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

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

On March 21, 2023, the Company entered into a Euro/U.S. dollar forward contract arrangement (the “Forward”) with the “Hedge Counterparty. Under the Forward, which is governed by the provisions of an ISDA Master Agreement (including schedules thereto and transaction confirmations that supplement such agreement) entered into between the Company and the Hedge Counterparty, the Company will exchange an aggregate notional amount of $160.0 million U.S. dollars for Euros at a daily fixed forward rate of $1.085 per €1.00 in average. During the six months ended June 30, 2023, the Company settled two $20.0 million forward contract tranches and the remaining will be divided into six quarterly tranches of $20.0 million. These new forward contracts transacted on March 21, 2023 (to sell EUR/buy USD) were entered into for the purpose of unwinding the previously transacted forward contracts (to buy EUR/sell USD), transacted in November 2022. The drawdown dates of the original ratchet forwards are set to the same date as the maturity of the new offsetting forward contracts.

For further information about the fair value of our investments as of June 30, 2023, see Note 6 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

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

As of the end of the period covered by this report, an evaluation was carried out by management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that due to the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of June 30, 2023.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We identified that we did not design and maintain effective controls over the presentation and disclosure of debt agreements, specifically to ensure the presentation and disclosure reflect the terms of the agreements. This material weakness resulted in the restatement of our consolidated financial statements for the year ended December 31, 2022, as well as the condensed consolidated financial statements for the three and nine months ended September 30, 2022 and for the three months ended March 31, 2023. Additionally, this material weakness could result in misstatements of the accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Management’s Remediation Efforts

To remediate the material weakness in our internal control over financial reporting, our management plans to initiate a remediation plan that includes implementing a new control over the review of new or amendments to our agreements for terms and conditions that impact the presentation or disclosure of debt. We believe that the foregoing actions will support the improvement of the Company’s internal control over financial reporting, and, through our efforts to identify, design, and implement the necessary control activities, will be effective in remediating the material weakness described above. We will continue to devote significant time and attention to these remediation efforts. As we continue to evaluate and work to improve our internal control over financial reporting, management may determine to take additional measures to address the material weakness or determine to modify the remediation plan described above. Until the remediation steps set forth above, including the efforts to implement the necessary control activities that we identify, are fully completed, and there has been time for us to conclude through testing that the control activities are operating effectively, the material weakness described above will not be considered remediated.

Changes in Internal Control over Financial Reporting.

On July 15, 2022, the Company acquired 33,957,538 bearer shares of Adtran Networks (formerly known as ADVA Optical Networking SE), or 65.43% of Adtran Networks outstanding bearer shares as of such date, as further described in Note 2 of the Notes to the Condensed Consolidated Financial Statements. On June 30, 2023, Adtran Networks assets represented approximately 41.0% of our consolidated assets. For the three and six months ended June 30, 2023, Adtran Networks revenues represented approximately 57.0% and 58.2% of our consolidated revenues, respectively and loss before income taxes represented approximately 71.1% and 70.0% of our consolidated loss before income taxes, respectively. As permitted by SEC guidance, we currently exclude Adtran Networks in our evaluation of internal control over financial reporting and related disclosure controls and procedures for the first year after the Business Combination. However, we are in the process of extending our oversight and monitoring processes that support our internal control over financial reporting and disclosure controls and procedures to include Adtran Networks operations. Other than the extension of our oversight and monitoring processes to include Adtran Networks operations and the ongoing remediation efforts related to the material weakness described above, there were no other changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we are subject to or otherwise involved in various lawsuits, claims, investigations and legal proceedings that arise out of or are incidental to the conduct of our business (collectively, “Legal Matters”), including those relating to employment matters, patent rights, regulatory compliance matters, stockholder claims, and contractual and other commercial disputes. Such Legal Matters, even if not meritorious, could result in the expenditure of significant financial and managerial resources. Additionally, an unfavorable outcome in a Legal Matter, including in a patent dispute, could require the Company to pay damages, entitle claimants to other relief, such as royalties, or could prevent the Company from selling some of its products in certain jurisdictions. See Note 20 of the Notes to Condensed Consolidated Financial Statements included in Part 1 of this report for a description of our material legal proceedings, which is incorporated herein by reference. At this time, we are unable to predict the outcome of or estimate the possible loss or range of loss, if any, associated with these Legal Matters.

ITEM 1A. RISK FACTORS

A list of factors that could materially affect our business, financial condition or operating results is described in Part I, Item 1A, “Risk Factors” in the 2022 Form 10-K/A. There have been no material changes to our risk factors from those disclosed in Part I, Item 1A, “Risk Factors” in the 2022 Form 10-K/A other than as described in the risk factors below.

Risks related to the Business Combination and DPLTA

We have incurred and expect to continue to incur significant costs in connection with the Business Combination and post-closing integration and restructuring efforts.

We have incurred and expect to continue to incur a number of significant non-recurring implementation and restructuring costs associated with combining the operations of ADTRAN and Adtran Networks. In addition, we have incurred significant banking, legal, accounting and other transaction fees and costs related to the Business Combination. As of June 30, 2023, we have incurred $26.2 million of transaction costs related to the Business Combination.

We expect to incur additional restructuring costs and such costs are expected to be material. During the three and six months ended June 30, 2023, we recognized $5.9 million and $8.3 million of restructuring costs relating to the Business Combination.

We expect to incur additional integration costs, as well costs associated with the implementation of the DPLTA and such costs are expected to be material. During the three and six months ended June 30, 2023, we recognized $0.6 million and $1.4 million of integration costs related to the Business Combination, respectively.

In addition, we have incurred significant banking, legal, accounting and other transaction fees and costs related to the Business Combination. As of June 30, 2023, we have incurred $26.2 million of transaction costs related to the Business Combination.

Any cost savings or other efficiencies related to the integration of the businesses that could offset these transaction- and combination-related costs over time may not be achieved in the near term, or at all. In addition, the timeline in which cost savings are expected to be realized is lengthy and may not be achieved. Failure to realize these synergies and cost reductions and other efficiencies in a timely manner or at all could have a material adverse effect on our business and cash flows, financial condition and results of operations

We incurred a substantial amount of indebtedness in connection with the Business Combination and the DPLTA. Our failure to meet our debt service obligations could have a material adverse effect on our business, financial condition and results of operations.

Upon the DPLTA becoming effective on January 16, 2023, the available total borrowings under the Wells Fargo Credit Agreement increased from $100 million to $400 million. We further expanded our available borrowings under the credit facility to $450 million effective August 9, 2023.On March 29, 2023, Adtran Networks entered into a $16.1 million unsecured revolving line of credit with Norddeutsche Landesbark - Girozentrale (Nord/LB) and retired the outstanding borrowings under their revolving line of credit with DZ bank. As of June 30, 2023, the Company had incurred $200.0 million of indebtedness under the Wells Fargo Credit Agreement and Adtran Networks had borrowings of $10.9 million under the Nord/LB revolving line of credit. See “Cash Requirements” in Item 2 of this report for additional information.

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

Our ability to satisfy our debt obligations and renew the credit facility is dependent upon our future performance and other risk factors discussed in this section. We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If we fail to pay interest on, or repay, our borrowings under the Wells Fargo credit facility and Nord/LB revolving line of credit when required, we will be in default under the applicable loans, and may also suffer an event of default under the terms of other borrowing arrangements that we may enter into from time to time. If our cash flows and capital resources are insufficient to fund our obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We cannot assure you that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled obligations or that these actions would be permitted under the terms of our future debt agreements. In the absence of sufficient operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions or obtain sufficient proceeds from those dispositions to meet our debt service and other obligations when due. Any of these events could have a material adverse effect on our business, results of operations and financial condition. In addition, the credit agreement governing our indebtedness contains restrictive covenants that limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all its debt.

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

The DPLTA between the Company, as the controlling company, and Adtran Networks, as the controlled company, which was executed on December 1, 2022, became effective on January 16, 2023, as a result of its registration with the commercial register (Handelsregister) of the local court (Amtsgericht) at the registered seat of Adtran Networks (Jena).

Under the DPLTA, subject to certain limitations pursuant to applicable law and the specific terms of the DPLTA, (i) the Company is entitled to issue binding instructions to the management board of Adtran Networks, (ii) Adtran Networks will transfer its annual profit to the Company, subject to, among other things, the creation or dissolution of certain reserves, and (iii) the Company will generally absorb the annual net loss incurred by Adtran Networks. The obligation of Adtran Networks to transfer its annual profit to the Company applies for the first time to the profit, if any, generated in the Adtran Networks fiscal year 2023. The obligation of the Company to absorb Adtran Networks annual net loss applies for the first time to the loss, if any, generated in the Adtran Networks fiscal year 2023.

Additionally, and subject to certain limitations pursuant to applicable law and the specific terms of the DPLTA, the DPLTA provides that Adtran Networks shareholders (other than the Company) be offered, at their election, (i) to put their Adtran Networks shares to the Company in exchange for compensation in cash of €17.21 per share, plus guaranteed interest (the “Exit Compensation”), or (ii) to remain Adtran Networks shareholders and receive a recurring compensation in cash of €0.59 (€0.52 net under the current tax regime) per share for each full fiscal year of Adtran Networks (the “Annual Recurring Compensation”). The guaranteed interest under the Exit Compensation is calculated from the effective date of the DPLTA to the date the shares are tendered, less any Annual Recurring Compensation paid. The guaranteed interest rate is 5% plus a variable component that was 1.62% as of June 30, 2023 and reflecting interest accrued through June 30, 2023 at a rate of 5.0% in addition to the variable base interest rate according to the German Civil Code (currently 3.12%) during the pendency of the appraisal proceedings discussed below. The Annual Recurring Compensation is due on the third banking day following the ordinary general shareholders’ meeting of Adtran Networks for the respective preceding fiscal year (but in any event within eight months following expiration of the fiscal year) and is first granted for the 2023 fiscal year, payable for the first time after the ordinary general shareholders’ meeting of Adtran Networks in 2024. The adequacy of both forms of compensation has been challenged by minority shareholders of Adtran Networks via court-led appraisal proceedings under German law and it is possible that the courts in such appraisal proceedings may adjudicate a higher Exit Compensation or Annual Recurring Compensation (in each case, including interest thereon) than agreed upon in the DPLTA. Our obligation to pay Annual Recurring Compensation under the DPLTA is a continuing payment obligation, which will amount to approximately €10.6 million or $11.6 million (based on the current exchange rate) per year assuming none of the minority Adtran Networks shareholders were to elect Exit Compensation. The foregoing amounts do not reflect any potential increase in payment obligations that we may have depending on the outcome of ongoing appraisal proceedings in Germany. For the three and six months ended June 30, 2023, a total of approximately 46 thousand shares and 63 thousand shares, respectively, of Adtran Networks stock was tendered to the Company and Exit Compensation payments of approximately €0.8 million and €1.1 million, respectively, or approximately $0.9 million and $1.2 million, respectively, based on an exchange rate as of June 30, 2023, were paid to Adtran Networks shareholders. Assuming all the minority holders of currently outstanding Adtran Networks shares were to elect the first option, we would be obligated to make aggregate Exit Compensation payments, including guaranteed interest, of approximately €319.0 million or approximately $348.1 million, based on an exchange rate as of June 30, 2023. In addition to our cash and cash equivalents and the credit facility, we may fund a portion or all of the Annual Recurring Compensation and Exit Compensation through the sale of securities or additional alternative funding sources, if available. There can be no assurances that we would be successful in effecting these actions on commercially reasonable terms or at all. If we cannot raise additional funds as needed, it could have a material adverse impact on our financial results and financial condition. Additionally, the payment of the Annual Recurring Compensation and Exit Compensation could have a material adverse impact on our financial results and financial condition. See “Liquidity and Capital Resources” in Item 2 of this report for additional information.

The opportunity for outside Adtran Networks shareholders to tender Adtran Networks shares in exchange for Exit Compensation had been scheduled to expire on March 16, 2023. However, due to the appraisal proceedings that have been initiated in accordance with applicable German law, this time period for tendering shares has been extended pursuant to the German Stock Corporation Act (Aktiengesetz) and will end two months after the date on which a final decision in such appraisal proceedings has been published in the Federal Gazette (Bundesanzeiger).

The amount of this Annual Recurring Compensation payment obligation pursuant to the DPLTA could exceed the amount of dividends that otherwise might be distributed by Adtran Networks to minority shareholders and would even have to be paid if Adtran Networks' incurs losses, which could have a material adverse impact on our financial results and financial condition.

We may fail to realize the anticipated strategic and financial benefits sought from the Business Combination.

We may not realize all of the anticipated benefits of the Business Combination. The success of the Business Combination will depend on, among other things, our ability to combine our business with Adtran Networks’ business in a manner that facilitates growth as a provider of fiber networking solutions and realizes anticipated cost savings. We believe that the Business Combination provides an opportunity for revenue growth in optical transport solutions, fiber access solutions and subscriber solutions.

Additionally, our ability to realize anticipated benefits of the Business Combination could be affected by a number of other factors, including: the need for greater than expected cash or other financial resources or management time in order to integrate Adtran Networks; increases in other expenses related to the Business Combination, including restructuring and other exit costs; the timing and impact of purchase accounting adjustments; accounting for IFRS to U.S. GAAP adjustments; difficulties in employee or management integration; the impact of appraisal proceedings in connection with the DPLTA; our ability to satisfy our payment obligations to minority Adtran Networks shareholders under the DPLTA; and unanticipated liabilities associated with the Business Combination. Any potential cost-saving opportunities may take several years following the Business Combination to implement, and any results of these actions may not be realized for several years thereafter, if at all.

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

The terms of our and Adtran Networks credit agreements restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.

Our Credit Agreement and Adtran Networks revolving line of credit with Nord/LB contain a number of restrictive covenants that impose significant operating and financial restrictions on us and/or our subsidiaries and may limit our ability to engage in acts that may be in our long-term best interest, including restrictions on our and/or our subsidiaries' ability to:

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

As a result of the many factors discussed in this report, our revenue for a particular quarter is difficult to predict and will fluctuate from quarter to quarter. Typically, our customers request product delivery within a short period following our receipt of an order. Consequently, we do not typically carry a significant order backlog and are dependent upon obtaining orders and completing delivery in accordance with shipping terms that are predominantly within each quarter to achieve our targeted revenue. Supply of semiconductor chips and other components of our products has become constrained resulting in extended lead times and increased costs. Transportation constraints, including shortages for both air and surface freight, as well as labor shortages in the transportation industry, have also affected the timing and the cost of obtaining raw materials and production supplies. As a result, our revenue and gross margin percentage declined in the first half of 2023. If supply chain constraints and transportation constraints continue, it could cause our net revenue and gross profit to decline or to grow at a slower rate than in previous quarters. Our deployment/installation cycle can also vary depending on the customer’s schedule, site readiness, network size and complexity and other factors, which can cause our revenue to fluctuate from period to period. Our ability to meet financial expectations could also be affected if the variable revenue patterns seen in prior quarters recur in future quarters. We have experienced periods of time during which manufacturing issues have delayed shipments, leading to variable shipping patterns. In addition, to the extent that manufacturing issues and any related component shortages continue to result in delayed shipments in the future, and particularly in quarters in which we and our subcontractors are operating at higher levels of capacity, it is possible that revenue for a quarter could be adversely affected, and we may not be able to remediate the conditions within the same quarter. Currently, our revenue growth and profitability in the near-term are being impacted by supply chain constraint issues. While we are working closely with our suppliers and customers to address the near-term supply chain challenges facing the industry and believe these challenges will continue to lessen and will begin to normalize during 2023, there can be no assurance this will be the case.

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
•
an extended government shutdown resulting from budgetary decisions or other potential delays or changes in the government appropriations or other funding authorization processes; and
•
Business Combination purchase price allocations.

For example, throughout 2022, we incurred increased expenses resulting from supply chain disruptions, including delays in supply chain deliveries and the related global semi-conductor chip shortage, which lowered our gross margins and decreased our profitability. These supply chain challenges and their adverse impact on our industry began to ease during the first half of 2023. However, there can be no assurance that the ongoing disruptions due to the semiconductor chip shortage or other supply chain constraints or price increases will be resolved in the near term, which could continue to adversely affect our business, financial condition, and results of operations.

Risks related to our control environment

Breaches of our information systems and cyber-attacks could compromise our intellectual property and cause significant damage to our business and reputation.

We maintain sensitive data on our information systems and the networks of third-party providers, including intellectual property, financial data and proprietary or confidential business information relating to our business, customers, suppliers, and business partners. We also produce networking equipment solutions and software used by network operators to ensure security and reliability in their management and transmission of data. Our customers, particularly those in regulated industries, are increasingly focused on the security features of our technology solutions. Maintaining the security of information sensitive to us and our business partners is critical to our business and reputation. We rely upon several internal business processes and information systems to support key operations and financial functions, and the efficient operation of these processes and systems is critical. Companies are increasingly subjected to cyber-attacks and other attempts to gain unauthorized access. We have a comprehensive approach to cybersecurity, which includes prevention, detection, containment, and response. Our layered defense approach encompasses proactive security monitoring of our global infrastructure by both internal solutions and multiple third-party Security Operation Centers. Additionally, we routinely perform patch management, vulnerability scans, penetration tests and continuous monitoring across our entire enterprise. Our security policy framework includes meaningful and enforceable Information Security policies and procedures. The cybersecurity program is aligned with our mission and business objectives, reviewed periodically for improvements, and is supported by experienced and certified security professionals. This is supplemented by an information security awareness program that spans our global workforce. Despite this, our network and storage applications and those systems and applications maintained by our third-party providers may be targeted by cyber-attacks or potentially breached due to operator error, fraudulent activity, or other system disruptions. For example, a vulnerability named “Log4Shell” was reported for the widely used Java logging library, Apache Log4j 2 (“Log4j”), in December of 2021. Although we did not identify indicators of compromise in response to the Log4j vulnerability, we cannot assure that future vulnerabilities or malware attacks will not be successful in breaching our system and in turn, have a material impact our business. Furthermore, we, our employees and some of our third-party service providers have been, and anticipate continuing to be, the targets of various cyber threats. These include hacking attacks, social engineering schemes such as "phishing," and Business Email Compromise (BEC) attacks, wherein attackers impersonate company executives or colleagues in emails to trick employees into transferring funds or revealing sensitive information. These events have not had a significant effect on our financial condition or operational results to date; however, we cannot ensure that future cyber threats will not have a material impact on our business. Unauthorized access or disclosure of our information could compromise our intellectual property and expose sensitive business information. Our information systems are designed to appropriate industry standards and resiliently engineered to reduce downtime in the event of power outages, weather or climate events and cybersecurity issues. These risks, as well as the number and frequency of cybersecurity events globally, may also be heightened during times of geopolitical tension or instability between countries, including, for example, the ongoing military conflict in Ukraine with Russia, from which a number of recent cybersecurity events have been alleged to have originated. We carry cybersecurity insurance policies meant to limit our risk and exposure should one of these cybersecurity issues occur. However, a significant failure of our systems due to these issues could result in significant remediation costs, disrupt business operations, and divert management attention, which could result in harm to our business reputation, operating results, financial condition, and cash flows.

As part of our due diligence and integration planning process, the Company’s cybersecurity team has conducted a review of Adtran Networks’ cybersecurity program. Additionally, prior to integration of facilities, networks, or systems, the Company also engaged CrowdStrike, a global cybersecurity leader to conduct an enterprise-wide compromise assessment to determine if there were any targeted compromises by nation-state actors of the Adtran Networks information technology landscape. The results from the CrowdStrike Compromise assessment indicated that there was no indication of compromise of the Adtran Networks information technology environment. As part of the integration plan, the Company intends to expand its current cybersecurity program to cover all Adtran Networks’ global infrastructure and adopt any mature cybersecurity practices already in place. A significant failure of our review and integration of Adtran Networks’ cybersecurity program could expose us to penalties for failing to comply with the EU's GDPR requirements as well as result in significant remediation costs and a disruption to our operations.

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

We may face litigation and other risks as a result of the restatement of our previously issued consolidated financial statements and material weakness in our internal control over financial reporting.

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

Our future success depends in part upon our proprietary technology. Although we attempt to protect our proprietary technology by contract, trademark, copyright and patent registration and internal security, including trade secret protection, these protections may not be adequate. Furthermore, our competitors can develop similar technology independently without violating our proprietary rights. From time to time, we receive and may continue to receive notices of claims alleging that we are infringing upon patents or other intellectual property. Any of these claims, whether with or without merit, could result in significant legal fees, divert our management’s time, attention and resources, delay our product shipments or require us to enter into royalty or licensing agreements. We cannot predict whether we will prevail in any claims or litigation over alleged infringements, or whether we will be able to license any valid and infringed patents, or other intellectual property, on commercially reasonable terms. For example, on May 8, 2023, Adtran Networks' and its subsidiary, ADVA Optical Networking North America Inc. (together, "ADVA") filed a lawsuit in the U.S District Court for the Eastern District of Texas (“EDTX”) against Huawei Technologies Co. Ltd (“Huawei”) seeking a declaration from the court that Huawei violated its commitments to negotiate in good faith and to license standard essential patents (“SEPs”), to the extent any SEPs are practiced by ADVA, on Fair, Reasonable and Non-Discriminatory (“FRAND”) terms and conditions. The case also seeks to obtain a ruling by the court that ADVA has complied with its own commitments and requests that the Court establish FRAND terms and conditions for obtaining a FRAND license on any SEPs to the extend they are practiced by ADVA. The lawsuit also seeks to enjoin Huawei from enforcing five Huawei patents that ADVA considers invalid and/or not practiced, and that Huawei has infringed an ADVA patent. ADVA expects Huawei to respond to the action in August 2023 and expects a trial to be scheduled for the second half of 2024. On July 20, 2023, ADVA Optical Networking SE ("ADVA Germany") was served with a complaint filed by Huawei against ADVA Germany in the District Court München I, Germany, alleging that certain products infringe upon one of Huawei’s patents. ADVA Germany's response in the case is due in November 2023, and the filing of a separate nullity action to invalidate the patent is also available in Germany. If a claim of intellectual property infringement against us is successful and we fail to obtain a license or develop or license non-infringing technology, our business, operating results, financial condition and cash flows could be materially adversely affected.

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

In the ordinary course of business, we are subject to various legal proceedings and claims, including employment disputes, patent claims, disputes over contract agreements and other commercial disputes. In some cases, claimants seek monetary recovery, or other relief, including damages such as royalty payments related to patents, lost profits or injunctive relief, which, if granted, could require significant expenditures. For example, on May 8, 2023, Adtran Networks' and its subsidiary, ADVA Optical Networking North America Inc. (together, "ADVA") filed a lawsuit in the U.S District Court for the Eastern District of Texas (“EDTX”) against Huawei Technologies Co. Ltd (“Huawei”) seeking a declaration from the court that Huawei violated its commitments to negotiate in good faith and to license standard essential patents (“SEPs”), to the extent any SEPs are practiced by ADVA, on Fair, Reasonable and Non-Discriminatory (“FRAND”) terms and conditions. The case also seeks to obtain a ruling by the court that ADVA has complied with its own commitments and requests that the Court establish FRAND terms and conditions for obtaining a FRAND license on any SEPs to the extent they are practiced by ADVA. The lawsuit also seeks to enjoin Huawei from enforcing five Huawei patents that ADVA considers invalid and/or not practiced, and that Huawei has infringed an ADVA patent. ADVA expects Huawei to respond to the action in August 2023 and expects a trial to be scheduled for the second half of 2024. On July 20, 2023, ADVA Optical Networking SE ("ADVA Germany") was served with a complaint filed by Huawei against ADVA Germany in the District Court München I, Germany, alleging that certain of its products infringe upon one of Huawei’s patents. ADVA Germany's response in the case is due in November 2023, and the filing of a separate nullity action to invalidate the patent is also available in Germany.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2023, we did not repurchase any shares of our common stock. As of June 30, 2023, there is no current authorization to repurchase common stock.

ITEM 5. OTHER INFORMATION

Insider Trading Arrangements

During the fiscal quarter ended June 30, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Wells Fargo Credit Agreement Amendment

On August 9, 2023, the Company, its wholly-owned direct subsidiary, ADTRAN, Inc., the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent and as collateral agent, entered into a First Amendment to the Credit Agreement (the “First Amendment”).

The First Amendment, among other things, provides for:

•
a new $50 million delayed draw term loan A tranche (“DDTL”), which is available for borrowing in the event of the purchase by the Company of at least sixty percent (60%) of the outstanding shares of Adtran Networks that are not currently owned by the Company (such event, a “Springing Covenant Event”). Proceeds of the DDTL may only be used to repurchase minority shares of Adtran Networks. The DDTL remains available for borrowing from the occurrence of a Springing Covenant Event through the period that is three consecutive fiscal quarters thereafter;
•
a revised applicable margin, which varies based on consolidated total net leverage ratio and ranges from, (a) in the case of revolving loans, (i) 1.65%, with respect to term SOFR loans, to 2.65%, (ii) 1.75%, with respect to EURIBOR loans, to 2.75% and (iii) 0.65%, with respect to base rate loans (including swingline loans) to 1.65%, and (b) in the case of term loans, ranging from (i) 1.90%, with respect to term SOFR loans, to 2.90% and (ii) 0.90%, with respect to Base Rate Loans, to 1.90% (each as defined in the First Amendment to the Credit Agreement);
•
a revised commitment fee, which varies based on consolidated total net leverage ratio and ranges from 0.20% to 0.25% per annum on the average daily unused portion of the revolving credit commitment of the revolving credit lenders (other than the defaulting lenders, if any) (each as defined in the credit agreement); and
•
revised financial covenants, including (i) the addition of an automatic step up in the consolidated total net leverage ratio to 5.00:1.00 from 3.25:1.00 upon the occurrence of a Springing Covenant Event and continuing for the fiscal quarter in which the Springing Covenant Event occurs and the next three consecutive fiscal quarters thereafter (such period, a “Springing Covenant Period”) and (ii) the addition of a consolidated senior secured net leverage ratio covenant to be tested quarterly during a Springing Covenant Period and sized at 4.00:1.00 during the first quarter ending after a Springing Covenant Event, 3.75:1.00 during the second quarter ending after a Springing Covenant Event and 3.50:1.00 during the third and fourth quarters ending after a Springing Covenant Event. Further, if the Company or any of its subsidiaries incurs unsecured indebtedness under the uncapped general indebtedness basket or permitted convertible indebtedness basket of the Credit Agreement in excess of $50 million in connection with a transaction that is a Springing Covenant Event or during a Springing Covenant Period, then the maximum consolidated senior secured net leverage ratio shall be, or shall automatically step down to, 3.50:1.00 at the time of such incurrence.

The First Amendment further added additional financial flexibility by amending the $30 million external debt capped basket to be an unlimited amount and permitting, subject to certain requirements, the incurrence of convertible indebtedness by the Company in an aggregate principal amount of up to $172.5 million. Any such convertible indebtedness must be incurred in pro forma compliance with the financial covenants in the Credit Agreement, unsecured and otherwise rank junior to borrowings under the Credit Agreement, and have a stated maturity date of at least 91 days after the latest scheduled maturity date of loans and commitments under the Credit Agreement. Net cash proceeds from any incurrence of convertible indebtedness must be used to repurchase minority shares of Adtran Networks or repay revolver borrowings under the Credit Agreement.

Lastly, the First Amendment added market environmental, social and governance provisions and extended the required delivery date of the financial statements of the Company and its subsidiaries for the fiscal quarter ended June 30, 2023 to August 18, 2023.

ITEM 6. EXHIBITS

Exhibits.

Effective June 8, 2023, ADVA Optical Networking SE, a subsidiary of the Company (“ADVA”), changed its name to Adtran Networks SE. By operation of law, any reference to ADVA Optical Networking SE in these exhibits should be read as Adtran Networks SE as set forth in the Exhibit List below.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of ADTRAN Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed July 8, 2022)

3.2	Amended and Restated Bylaws of ADTRAN Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Form 8-K filed July 8, 2022)

4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to the Company's Form 10-Q filed May 10, 2023)

10.1†	First Amendment to the CEO Employment Agreement dated March 29, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 3, 2023)

10.2†

Employment Agreement, dated September 29, 2006 and Amendment Nos. 1-16, by and between Adtran Networks SE and Christoph Glingener (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed April 3, 2023)

10.3†

Seventeenth Amendment, dated March 28, 2023, to Employment Agreement by and between Adtran Networks SE and Christoph Glingener (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed April 3, 2023)

10.4†

Eighth Amendment, dated May 26, 2023 including Exhibit 1 thereto, to the Employment Agreement by and between Adtran Networks SE and Ulrich Dopfer (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed June 1, 2023).

10.5†

Exhibit 1 to the Seventeenth Amendment, dated March 28, 2023 and executed May 31, 2023, to the Employment Agreement by and between Adtran Networks SE and Christoph Glingener (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed June 1, 2023).

10.6†	Consulting Agreement, dated June 28, 2023, by and between ADTRAN, Inc. and Michael Foliano (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed June 28, 2023).

10.7*	First Amendment to Credit Agreement, dated August 9, 2023, by and between ADTRAN Holdings, Inc. and Wells Fargo Bank, National Association.

31*	Rule 13a-14(a)/15d-14(a) Certifications

32*	Section 1350 Certifications

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022; (ii) Condensed Consolidated Statements of (Loss) Income for the three and six months ended June 30, 2023 and 2022; (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2023 and 2022; (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2023 and 2022; (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022; and (vi) Notes to Condensed Consolidated Financial Statements

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