Form 10-Q/A
period 2023-03-31
ADTRAN Holdings, Inc.
filed 2024-03-15
CIK 926282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

Amendment No. 2

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

EXPLANATORY NOTE

ADTRAN Holdings, Inc. (“ADTRAN,” the “Company,” “we,” “us” or “our”) is filing this Amendment No. 2 on Form 10-Q/A (this “Amendment No. 2”) to amend and restate certain portions of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2023, as originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 10, 2023 (the "Original Filing") and subsequently amended on August 14, 2023 (“Amendment No. 1”).

As previously disclosed in the Company's Current Report on Form 8-K filed with the SEC on February 20, 2024, the Audit Committee of the Board of Directors of the Company (the “Audit Committee”) concluded, after considering the recommendations of management, that the results attributable to the non-controlling interest and the net loss attributable to the Company and, as a consequence, the loss per common share attributable to the Company, were materially misstated in (i) the Company’s unaudited condensed consolidated financial statements as of and for the quarter ended March 31, 2023 included in Amendment No. 1, (ii) the Company’s unaudited condensed consolidated financial statements as of and for the quarter and six months period ended June 30, 2023 included in the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023 and (iii) the Company’s unaudited condensed consolidated financial statements as of and for the quarter and nine months period ended September 30, 2023 included in the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2023, respectively (collectively, the “Non-Reliance Periods”), and that such financial statements should no longer be relied upon.

The misstatements occurred following the effectiveness of the Domination Profit and Loss Transfer Agreement ("DPLTA") between the Company and the Company's majority-owned subsidiary, Adtran Networks SE (formerly ADVA Optical Networking SE and referred to herein as “ADVA”) upon the registration of the DPLTA with the commercial register on January 16, 2023. Pursuant to the DPLTA, the minority shareholders of Adtran Networks are guaranteed recurring cash compensation commencing with respect to the 2023 fiscal year. The Company incorrectly presented the guaranteed cash compensation attributable to the non-controlling interest as a loss rather than income attributable to the non-controlling interest during the Non-Reliance Periods.

This error resulted in an overstatement of net loss attributable to the non-controlling interest and an understatement of net loss attributable to the Company and loss per common share attributable to ADTRAN Holdings, Inc. - basic and diluted.

Additionally, the Company identified an error in the allocation of comprehensive income (loss) attributable to non-controlling interest. This error resulted in an understatement of comprehensive loss attributable to non-controlling interest and an overstatement of comprehensive loss attributable to the Company. This error also resulted in an understatement of additional paid-in capital and overstatement of accumulated other comprehensive income.

In connection with the Q1 2023 restatement and the filing of this Amendment No. 2, the Company has also revised its condensed consolidated balance sheet and condensed consolidated statement of changes in equity as of December 31, 2022 to correct for an error that the Company determined was not material to the Company’s Q3, Q4 and full year 2022 consolidated financial statements as further described in Note 1 “Basis of Presentation”.

Refer to Note 1, “Basis of Presentation”, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q/A for additional information and for the summary of the accounting impacts of the restatement and revision adjustments to the Company’s condensed consolidated financial statements.

As a result of the above described errors and the identification of the material weaknesses (as described in Item 4 of this Amendment No. 2), the Company is filing this Amendment No. 2 to (i) restate the disclosure on the effectiveness of the Company’s disclosure controls in Part I, Item 4 of Amendment No.1 to reflect the material weaknesses in the Company's internal control over financial reporting that existed as of March 31, 2023, (ii) restate the Company’s Condensed Consolidated Balance Sheets and the Condensed Consolidated Statement of Changes in Equity to reflect adjustments to additional paid-in capital and accumulated other comprehensive income (iii) restate the Company’s Condensed Consolidated Statements of Loss to reflect adjustments to net loss attributable to non-controlling interest, net loss attributable to the Company, and loss per common share attributable to the Company – basic and diluted, (iv) restate the Company’s Condensed Consolidated Statements of Comprehensive Loss to reflect adjustments to comprehensive income attributable to non-controlling interest and comprehensive loss attributable to the Company (v) restate two risk factors related to the Company's material weaknesses and restatements, (vi) restate the disclosure in Part I, Item 2, MD&A of Amendment No. 1 to reflect the adjustments discussed above and (vii) amend Part II – Item 6 (Exhibits) of Amendment No. 1 to include currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer as required by Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

Pursuant to Rule 12b-15 promulgated by the SEC under the Securities Exchange Act of 1934, as amended, the Company has included the entire text of Part I, Items 1, 2 and 4, as well as Part II, Items 1A and 6, of the Original Filing, as previously amended by Amendment No. 1, in this Amendment No. 2. There have been no changes to the text of Part I, Items 1, 2 and 4, or Part II, Items 1A and 6, other than the changes stated in the immediately preceding paragraph. Other than as described above and through the inclusion with this Amendment No. 2 of new certifications by management, this Amendment No. 2 speaks only as of the date of the Original Filing and does not amend, supplement, or update any information contained in the Original Filing, as amended by Amendment No. 1, to give effect to any subsequent events (including with respect to the cover page of the Original Filing, which has been updated only to present this filing as Amendment No. 2). Accordingly, this Amendment No. 2 should be read in conjunction with the Original Filing, Amendment No. 1, and our reports (including any amendments thereto) filed with the SEC subsequent to Amendment No. 1.

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
•
We have had to restate our previously issued consolidated financial statements and, as part of that process, have identified material weaknesses in our internal control over financial reporting. If we are unable to develop and maintain effective internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and may adversely affect our business, financial condition and results of operations.
•
We may face litigation and other risks as a result of the restatements as described in Amendment No. 1 and the “Explanatory Note” within this Amendment No. 2 and the material weaknesses in our internal control over financial reporting.

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

The foregoing list of risks is not exclusive. For a more detailed description of the risk factors associated with our business, see Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 1, 2023 (the “2022 Form 10-K”), as well as the risk factors set forth in Part II, Item 1A of this Amendment No. 2. We caution investors that other factors may prove to be important in the future in affecting our operating results. New factors emerge from time to time, and it is not possible for us to predict all of these factors, nor can we assess the impact each factor, or a combination of factors, may have on our business.

You are further cautioned not to place undue reliance on these forward-looking statements because they speak only of our views as of the date that the statements were made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADTRAN Holdings, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	March 31,	December 31,
	2023	2022
	(As Restated)
ASSETS
Current Assets
Cash and cash equivalents	$136,457	$108,644
Short-term investments (includes $1,058 and $340 of available-for-sale securities as of March 31, 2023 and December 31, 2022, respectively, reported at fair value)	1,058	340
Accounts receivable, less allowance for credit losses of $53 and $49 as of March 31, 2023 and December 31, 2022, respectively	262,043	279,435
Other receivables	30,938	32,831
Inventory, net	416,291	427,531
Prepaid expenses and other current assets	37,021	33,577
Total Current Assets	883,808	882,358
Property, plant and equipment, net	111,969	110,699
Deferred tax assets	81,631	67,839
Goodwill	385,755	381,724
Intangibles, net	379,286	401,211
Other non-current assets	63,152	66,998
Long-term investments (includes $8,155 and $8,913 of available-for-sale securities as of March 31, 2023 and December 31, 2022, respectively, reported at fair value)	32,994	32,665
Total Assets	$1,938,595	$1,943,494
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND EQUITY
Current Liabilities
Accounts payable	$198,596	$237,699
Revolving credit agreements outstanding	10,843	35,936
Notes payable	—	24,598
Unearned revenue	55,611	41,193
Accrued expenses and other liabilities	27,424	35,235
Accrued wages and benefits	30,333	44,882
Income tax payable, net	19,397	9,032
Total Current Liabilities	342,204	428,575
Non-current revolving credit agreement outstanding	180,000	60,000
Deferred tax liabilities	51,850	61,629
Non-current unearned revenue	24,907	19,239
Pension liability	10,698	10,624
Deferred compensation liability	28,674	26,668
Non-current lease obligations	21,446	22,807
Other non-current liabilities	15,986	10,339
Total Liabilities	675,765	639,881
Commitments and contingencies (see Note 20)
Redeemable Non-Controlling Interest	442,668	—
Equity
Common stock, par value $0.01 per share; 200,000 shares authorized; 78,655 shares issued and 78,361 outstanding as of March 31, 2023 and 78,088 shares issued and 77,889 shares outstanding as of December 31, 2022	787	781
Additional paid-in capital	782,760	895,834
Accumulated other comprehensive income	34,526	26,126
Retained earnings	8,006	55,338
Treasury stock at cost: 294 and 198 shares as of March 31, 2023 and December 31, 2022, respectively	(5,917)	(4,125)
Non-controlling interest	—	329,659
Total Equity	820,162	1,303,613
Total Liabilities, Redeemable Non-Controlling Interest and Equity	$1,938,595	$1,943,494

See accompanying notes to condensed consolidated financial statements.

ADTRAN Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF LOSS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2023 (As Restated)	2022
Revenue
Network Solutions	$282,418	$138,374
Services & Support	41,494	16,144
Total Revenue	323,912	154,518
Cost of Revenue
Network Solutions	219,130	90,653
Services & Support	16,974	9,549
Total Cost of Revenue	236,104	100,202
Gross Profit	87,808	54,316
Selling, general and administrative expenses	67,397	27,893
Research and development expenses	70,143	26,491
Operating Loss	(49,732)	(68)
Interest and dividend income	304	204
Interest expense	(3,287)	(30)
Net investment gain (loss)	1,252	(3,415)
Other expense, net	(303)	(226)
Loss Before Income Taxes	(51,766)	(3,535)
Income tax benefit	11,313	2,408
Net Loss	$(40,453)	$(1,127)
Net Loss attributable to non-controlling interest(1)	(370)	—
Net Loss attributable to ADTRAN Holdings, Inc.	$(40,083)	$(1,127)

Weighted average shares outstanding – basic	78,358	49,113
Weighted average shares outstanding – diluted	78,358	49,113

Loss per common share attributable to ADTRAN Holdings, Inc. – basic	$(0.51)	$(0.02)
Loss per common share attributable to ADTRAN Holdings, Inc. – diluted	$(0.51)	$(0.02)

(1) For the three months ended March 31, 2023, we have recognized $3.2 million of net loss attributable to non-controlling interests pre-DPLTA, partially offset by $2.8 million, representing the recurring cash compensation earned by non-controlling interest shareholders post-DPLTA .

See accompanying notes to condensed consolidated financial statements.

ADTRAN Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2023 (As Restated)	2022
Net Loss	$(40,453)	$(1,127)
Other Comprehensive Income (Loss), net of tax
Net unrealized gain (loss) on available-for-sale securities	69	(724)
Defined benefit plan adjustments	35	(13)
Foreign currency translation gain (loss)	8,678	(905)
Other Comprehensive Income (Loss), net of tax	8,782	(1,642)
Comprehensive Loss, net of tax	(31,671)	(2,769)
Less: Comprehensive Income attributable to non-controlling interest	12	—
Comprehensive Loss attributable to ADTRAN Holdings, Inc., net of tax	$(31,683)	$(2,769)

See accompanying notes to condensed consolidated financial statements.

ADTRAN Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(In thousands, except per share amounts)

(As Restated)

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Non-controlling interest	Total Equity
Balance as of December 31, 2022	78,088	$781	$895,834	$55,338	$(4,125)	$26,126	$329,659	$1,303,613
Net loss	—	—	—	(37,274)	—	—	(3,179)	(40,453)
Annual recurring compensation earned	—	—	—	(2,809)	—	—	—	(2,809)
Reclassification and remeasurement from equity to mezzanine equity for non-controlling interests in ADVA	—	—	(116,895)	—	—	—	(326,862)	(443,757)
Other comprehensive income, net of tax	—	—	—	—	—	8,400	382	8,782
Dividend payments to ADTRAN Holdings, Inc. shareholders ($0.09 per share)	—	—	—	(7,076)	—	—	—	(7,076)
Deferred compensation adjustments, net of tax	—	—	—	—	(1,792)	—	—	(1,792)
ADTRAN RSUs and restricted stock vested	561	6	—	(144)	—	—	—	(138)
ADTRAN stock options exercised	6	—	—	58	—	—	—	58
ADTRAN stock-based compensation expense	—	—	3,812	—	—	—	—	3,812
Redemption of redeemable non-controlling interest	—	—	—	343	—	—	—	343
Foreign currency remeasurement of redeemable non-controlling interest	—	—	—	(430)	—	—	—	(430)
ADVA stock-based compensation expense	—	—	9	—	—	—	—	9
Balance as of March 31, 2023	78,655	$787	$782,760	$8,006	$(5,917)	$34,526	$—	$820,162

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

Revision of Previously Issued Financial Statements

During the fourth quarter of 2023, management identified an immaterial error relating to the understatement of non-controlling interest and the overstatement of accumulated other comprehensive income in the Consolidated Balance Sheet as of December 31, 2022. The immaterial misstatements occurred following the Business Combination between the Company and the Company's majority-owned subsidiary, Adtran Networks on July 15, 2022. The Company incorrectly presented the allocation of foreign currency translation loss attributable to the non-controlling interest during the year ended December 31, 2022. Management evaluated the impact of this error on the Company's full year 2022 consolidated financial statements and determined that the consolidated financial statements were not materially misstated. However, in order to correctly state non-controlling interest and accumulated other comprehensive income in connection with the filing of this Amendment No. 2, the December 31, 2022 balance sheet items have been corrected to reflect the impact of this immaterial error. The Company will revise its consolidated financial statements as of and for the year ended December 31, 2022 when it files its Form 10-K for the period ended December 31, 2023.

The following table reflects the impact of the revision to the specific line items presented in the Company's previously reported Condensed Consolidated Balance Sheets and the Condensed Consolidated Statement of Changes in Equity as of December 31, 2022:

	December 31, 2022
(In thousands)	As Reported	Adjustment	As Revised

Accumulated Other Comprehensive Income	$46,713	$(20,587)	$26,126
Non-Controlling Interest	$309,072	$20,587	$329,659
Total Equity	$1,303,613	$—	$1,303,613

The accompanying applicable Notes have been updated to reflect the effects of the revision.

Restatement of Previously Issued Financial Statements

During the fourth quarter of 2023, the Company determined that it overstated loss attributable to the non-controlling interest, understated loss attributable to the Company, understated loss per common share attributable to ADTRAN Holdings, Inc. – basic and diluted, understated comprehensive loss attributable to non-controlling interest and overstated comprehensive loss attributable to ADTRAN Holdings, Inc., net of tax for the three months ended March 31, 2023. The misstatements occurred following the effectiveness of the DPLTA between the Company and the Company’s majority-owned subsidiary, Adtran Networks upon the registration of the DPLTA with the commercial register on January 16, 2023. Pursuant to the DPLTA, the minority shareholders of Adtran Networks are guaranteed recurring cash compensation commencing with respect to the 2023 fiscal year. The Company incorrectly presented the guaranteed cash compensation attributable to the non-controlling interest as a loss rather than income attributable to the non-controlling interest during the three months ended March 31, 2023. This error resulted in an overstatement of net loss attributable to the non-controlling interest, an understatement of net loss attributable to the Company and loss per common share attributable to ADTRAN Holdings, Inc. - basic and diluted, an understated comprehensive loss attributable to non-controlling interest and an overstated comprehensive loss attributable to ADTRAN Holdings, Inc., net of tax. Additionally, this error resulted in an understatement of additional paid-in capital and an overstatement of accumulated other comprehensive income. The Company restated the Condensed Consolidated Statements of Loss presented in this report by increasing net loss attributable to the Company by $5.6 million for the quarter ended March 31, 2023.

The following table reflects the impact of the restatement to the specific line items presented in the Company’s previously reported Condensed Consolidated Statements of Loss and the previously reported Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2023:

	For the Three Months Ended March 31, 2023
(In thousands)	As Reported	Adjustment	As Restated
Net Loss attributable to non-controlling interest	$(5,989)	$5,619	$(370)
Net Loss attributable to ADTRAN Holdings, Inc.	$(34,464)	$(5,619)	$(40,083)
Loss per common share attributable to ADTRAN Holdings, Inc. – basic	$(0.44)	$(0.07)	$(0.51)
Loss per common share attributable to ADTRAN Holdings, Inc. – diluted	$(0.44)	$(0.07)	$(0.51)
Comprehensive Loss attributable to non-controlling interest	$244	$(232)	$12
Comprehensive Loss attributable to ADTRAN Holdings, Inc., net of tax	$(31,915)	$232	$(31,683)

The following table reflects the impact of the restatement, in addition to the revision of the December 31, 2022 balances referenced above, to the specific line items presented in the Company’s previously reported Condensed Consolidated Balance Sheets as of March 31, 2023 and the Condensed Consolidated Statement of Changes in Equity for the period ended March 31, 2023:

	March 31, 2023
(In thousands)	As Reported	Adjustment	As Restated

Additional Paid-in Capital	$762,035	$20,725	$782,760
Accumulated Other Comprehensive Income	$55,251	$(20,725)	$34,526
Total Equity	$820,162	$—	$820,162

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

The accompanying applicable Notes have been updated to reflect the effects of the restatements as of March 31, 2023.

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

After the Business Combination, the chief operating decision maker assessed and will continue to assess the Company’s performance and allocate resources to its two segments (1) Network Solutions and (2) Services & Support. The goodwill resulting from the Business Combination of $272.8 million was allocated to the Network Solutions segment, and $77.7 million was allocated to the Services & Support segment. See Note 18 of the Notes to Consolidated Financial Statements, included in this Amendment No. 2 for more information about the Company’s segments.

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

15. EQUITY

Accumulated Other Comprehensive Income (Loss)

The following tables present the changes in accumulated other comprehensive income (loss), net of tax, by component:

	Three Months Ended March 31, 2023 (As Restated)
(In thousands)	Unrealized (Losses) Gains on Available- for-Sale Securities	Defined Benefit Plan Adjustments	Foreign Currency Adjustments	ASU 2018-02 Adoption	Total
Balance as of December 31, 2022	$(836)	$(1,016)	$27,593	$385	$26,126
Other comprehensive income before reclassifications	83	—	8,678	—	8,761
Amounts reclassified from accumulated other comprehensive (loss) income	(14)	35	—	—	21
Net current period other comprehensive income	69	35	8,678	—	8,782
Less: Comprehensive income attributable to non-controlling interest, net of tax	—	—	382	—	382
Balance as of March 31, 2023	$(767)	$(981)	$35,889	$385	$34,526

	Three Months Ended March 31, 2022
(In thousands)	Unrealized (Losses) Gains on Available- for-Sale Securities	Defined Benefit Plan Adjustments	Foreign Currency Adjustments	ASU 2018-02 Adoption	Total
Balance as of December 31, 2021	$(552)	$(5,613)	$(6,134)	$385	$(11,914)
Other comprehensive loss before reclassifications	(975)	—	(905)	—	(1,880)
Amounts reclassified from accumulated other comprehensive income (loss)	251	(13)	—	—	238
Net current period other comprehensive income (loss)	(724)	(13)	(905)	—	(1,642)
Balance as of March 31, 2022	$(1,276)	$(5,626)	$(7,039)	$385	$(13,556)

The following tables present the details of reclassifications out of accumulated other comprehensive loss:

	Three Months Ended March 31, 2023
(In thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income	Affected Line Item in the Statement Where Net (Loss) Income Is Presented
Unrealized gain (loss) on available-for-sale securities:
Net realized gain on sales of securities	$18	Net investment (loss) gain
Defined benefit plan adjustments – actuarial loss	(51)	(1)
Total reclassifications for the period, before tax	(33)
Tax benefit	12
Total reclassifications for the period, net of tax	$(21)

(1)
A part of the computation of net periodic pension cost, which is included in other income, net in the Condensed Consolidated Statements of Loss.

	Three Months Ended March 31, 2022
(In thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income	Affected Line Item in the Statement Where Net (Loss) Income Is Presented
Unrealized gain (loss) on available-for-sale securities:
Net realized loss on sales of securities	$(330)	Net investment (loss) gain
Defined benefit plan adjustments – actuarial gain	19	(1)
Total reclassifications for the period, before tax	(311)
Tax benefit	73
Total reclassifications for the period, net of tax	$(238)
(1)
A part of the computation of net periodic pension cost, which is included in other income, net in the Condensed Consolidated Statements of Loss.

The following table presents the tax effects related to the change in each component of other comprehensive income (loss):

	Three Months Ended			Three Months Ended
	March 31, 2023			March 31, 2022
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Unrealized gain (loss) on available-for-sale securities	$109	$(26)	$83	$(1,283)	$308	$(975)
Reclassification adjustment for amounts related to available-for-sale investments included in net (loss) gain	(18)	4	(14)	330	(79)	251
Reclassification adjustment for amounts related to defined benefit plan adjustments included in net (loss) gain	51	(16)	35	(19)	6	(13)
Foreign currency translation adjustments	8,678	—	8,678	(905)	—	(905)
Total Other Comprehensive Income (Loss)	$8,820	$(38)	$8,782	$(1,877)	$235	$(1,642)

16. REDEEMABLE NON-CONTROLLING INTEREST

The following table summarizes the redeemable non-controlling interest activity for the three months ended March 31, 2023:

Three Months Ended
(In thousands)	March 31, 2023
Balance at beginning of period	$—
Reclassification of non-controlling interests	443,757
Redemption of redeemable non-controlling interest	(1,519)
Net income attributable to redeemable non-controlling interests	2,809
Annual recurring compensation earned	(2,809)
Translation adjustment	430
Balance as of March 31, 2023	$442,668

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

17. LOSS PER SHARE

The calculation of basic and diluted loss per share is as follows:

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2023 (As Restated)	2022
Numerator
Net loss attributable to ADTRAN Holdings, Inc.	$(40,083)	$(1,127)
Denominator
Weighted average number of shares – basic	78,358	49,113
Effect of dilutive securities
Stock options	—	—
PSUs, RSUs and restricted stock	—	—
Weighted average number of shares – diluted	78,358	49,113
Loss per share attributable to ADTRAN Holdings, Inc. – basic	$(0.51)	$(0.02)
Loss per share attributable to ADTRAN Holdings, Inc. – diluted	$(0.51)	$(0.02)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the related notes that appear in Part I, Item 1 of this document. In addition, the following discussion should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2022, Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Part I, Item 1, Business, and Item 1A, Risk Factors, included in our Annual Report on Form 10-K/A for the year ended December 31, 2022, filed with the SEC on August 14, 2023 (the "2022 Form 10-K/A"), which is available free of charge on the SEC’s website at http://www.sec.gov and on our website at www.adtran.com.

This discussion is designed to provide the reader with information that will assist in understanding our Condensed Consolidated Financial Statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our Condensed Consolidated Financial Statements. See “Cautionary Note Regarding Forward-Looking Statements” on page 4 of this Amendment No. 2 for a description of important factors that could cause actual results to differ from expected results. See also Part 1, Item 1A, Risk Factors, of the 2022 Form 10‑K/A and Part II, Item 1A, Risk Factors of this Amendment No. 2.

Unless the context otherwise indicates or requires, references in this Amendment No. 2 to "ADTRAN", the “Company,” “we,” “us” and “our” refer to ADTRAN Holdings, Inc. and its consolidated subsidiaries for periods subsequent to the Merger and to ADTRAN, Inc. and its consolidated subsidiaries for periods prior to the Merger. The prior period results do not include the results of ADVA prior to the closing of the Business Combination.

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

Our historical financial performance is not necessarily a meaningful indicator of future results, and in general, management expects that our financial results may vary from period to period. Factors that could materially affect our business, financial condition or operating results are included in Part I, Item 1A of the 2022 Form 10-K and Part II, Item 1A of this Amendment No. 2.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Amendment No. 2 for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition, which is incorporated herein by reference.

RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH 31, 2023 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2022

The following table presents selected financial information derived from our Condensed Consolidated Statements of Loss expressed as a percentage of revenue for the periods indicated. Amounts may not foot due to rounding.

	Three Months Ended
	March 31,
	2023 (As Restated)	2022
Revenue
Network Solutions	87.2%	89.6%
Services & Support	12.8	10.4
Total Revenue	100.0	100.0
Cost of Revenue
Network Solutions	67.7	58.7
Services & Support	5.2	6.2
Total Cost of Revenue	72.9	64.8
Gross Profit	27.1	35.2
Selling, general and administrative expenses	20.8	18.1
Research and development expenses	21.7	17.1
Operating Loss	(15.4)	—
Interest and dividend income	0.1	0.1
Interest expense	(1.0)	—
Net investment gain (loss)	0.4	(2.2)
Other expense, net	(0.1)	(0.1)
Loss Before Income Taxes	(16.0)	(2.3)
Income tax benefit	3.5	1.6
Net Loss	(12.5)%	(0.7)%
Net Loss attributable to non-controlling interest	(0.1)	—
Net Loss attributable to ADTRAN Holdings, Inc.	(12.4)%	(0.7)%

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

For the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, changes in foreign currencies relative to the U.S. dollar decreased our cost of revenue by approximately $2.0 million. See additional information related to amortization lives and expense in Notes 2 and 10 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Amendment No. 2.

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

INTEREST EXPENSE

Interest expense increased from less than $0.1 million for the three months ended March 31, 2022 to $3.3 million for the three months ended March 31, 2023. The increase in interest expense during the three months ended March 31, 2023 was primarily related to an increase in the new Wells Fargo Credit Agreement and the assumed debt associated with the Business Combination with ADVA. See Note 12 and Note 13 of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Amendment No. 2.

NET INVESTMENT (LOSS) GAIN

We recognized a net investment loss of $3.4 million and a gain of $1.3 million for the three months ended March 31, 2022 and 2023, respectively. The fluctuations in our net investments were primarily attributable to changes in the fair value of our securities recognized during the period. We expect that any future market volatility could result in continued fluctuations in our investment portfolio. See Note 6 of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Amendment No. 2, and “Investing Activities” in “Liquidity and Capital Resources” below for additional information.

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

NET LOSS ATTRIBUTABLE TO ADTRAN HOLDINGS, INC. (AS RESTATED)

As a result of the above factors, net loss attributable to ADTRAN Holdings, Inc. increased from $1.1 million for the three months ended March 31, 2022 to $40.1 million for the three months ended March 31, 2023. Upon the DPLTA becoming effective on January 16, 2023, the Company began absorbing all ADVA losses rather than just the loss related to the Company's ownership percentage in ADVA.

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

We typically invest all available cash not required for immediate use in operations, primarily in securities that we believe bear minimal risk of loss. See Note 6 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Amendment No. 2 for additional information.

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

Amendment No. 2 for more information.

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

As of the end of the period covered by this report, an evaluation was carried out by management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act. At the time of the filing of the Original Filing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023. Subsequent to that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of March 31, 2023.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In the Part I, Item 4 “Controls and Procedures – Material Weakness in Internal Control over Financial Reporting” of Amendment No. 1 of the Form 10-Q for the three-month period ended March 31, 2023, we identified that we did not design and maintain effective controls over the presentation and disclosure of debt agreements, specifically to ensure the presentation and disclosure reflect the terms of the agreements. In the Part I, Item 4 “Controls and Procedures – Material Weaknesses in Internal Control over Financial Reporting” of this Amendment No. 2, we have subsequently identified the following additional material weaknesses:

•
The Company did not design and maintain effective controls in response to the risks of material misstatement. Specifically, changes to existing controls or the implementation of new controls have not been sufficient to respond to changes to the risks of material misstatement to financial reporting. This material weakness contributed to the following additional material weaknesses:
•
The Company did not design and maintain effective controls over financial statement preparation, presentation and disclosure commensurate with its financial reporting requirements. Specifically, the Company did not design and maintain effective controls over the presentation and disclosure of transactions, including (i) non-controlling interest and (ii) debt agreements to ensure the presentation and disclosure reflect the terms of the agreements.

•
The Company did not design and maintain effective controls to address the initial application of complex accounting standards and accounting of non-routine, unusual or complex events and transactions. Specifically, the Company did not design and maintain effective controls to timely analyze and account for non-controlling interest.

The material weaknesses resulted in the restatements and revisions of and immaterial adjustments to our consolidated financial statements for the year ended December 31, 2022, as well as the condensed consolidated financial statements for the quarterly and year-to-date periods ended September 30, 2022, March 31, 2023, June 30, 2023 and September 30, 2023. Additionally, these material weaknesses could result in misstatements of the Company's accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected, including the misstatements that required the filing of both Amendment No. 1 and this Amendment No. 2.

Management’s Remediation Efforts

To remediate the material weakness in our internal control over financial reporting with respect to the presentation and disclosure of debt agreements, during the three months ended September 30, 2023, our management implemented a new control over the review of new or amendments to our agreements for terms and conditions that impact the presentation or disclosure of debt. We believe that the foregoing actions will support the improvement of the Company’s internal control over financial reporting, and, through our efforts to identify, design, and implement the necessary control activities, will be effective in remediating certain of the material weaknesses described above.

To remediate the material weaknesses in the Company’s internal control over financial reporting related to the risks of material misstatement, including financial statement preparation, presentation and disclosure of transactions, and the non-controlling interest, the Company plans to initiate a remediation plan that includes designing and implementing new or enhanced controls over the review of our consolidated financial statements and identification and assessment of risks of material misstatement. We believe that the foregoing actions will support the improvement of the Company’s internal control over financial reporting, and, through our efforts to identify, design, and implement the necessary control activities, will be effective in remediating such material weaknesses.

To remediate the material weakness in the Company’s internal control over financial reporting related to the accounting of non-routine, unusual or complex events and transactions for non-controlling interest, the Company plans to initiate a remediation plan that includes designing and implementing new controls over the identification and review of contracts, transactions or arrangements that may result in a financial obligation including the use of an accounting specialist as needed to ensure proper presentation of these items within our financial statements.

We will continue to devote significant time and attention to these remediation efforts. As we continue to evaluate and work to improve our internal control over financial reporting, management may determine to take additional measures to address the material weaknesses or determine to modify the remediation plans described above. Until the remediation steps set forth above, including the efforts to implement the necessary control activities that we identify, are fully completed, and there has been time for us to conclude through testing that the control activities are operating effectively, the material weaknesses described above will not be considered remediated.

Changes in Internal Control over Financial Reporting

On July 15, 2022, the Company acquired 33,957,538 bearer shares of ADVA, or 65.43% of ADVA’s outstanding bearer shares as of such date, as further described in Note 2 of the Notes to the Condensed Consolidated Financial Statements. As permitted by SEC guidance, we excluded ADVA in our evaluation of internal control over financial reporting and related disclosure controls and procedures. On March 31, 2023, ADVA’s assets represented approximately 43.1% of our consolidated assets. For the three months ended March 31, 2023, ADVA’s revenues represented approximately 59.4% of our consolidated revenues and loss before income taxes represented approximately 69.1% of our consolidated loss before income taxes. We have since extended our oversight and monitoring processes that support our internal control over financial reporting and disclosure controls and procedures to include ADVA’s operations. Other than the extension of our oversight and monitoring processes to include ADVA’s operations and the ongoing remediation efforts related to the material weaknesses described above, there were no other changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Risks related to our control environment

We have had to restate our previously issued consolidated financial statements and, as part of that process, have identified material weaknesses in our internal control over financial reporting. If we are unable to develop and maintain effective internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and may adversely affect our business, financial condition and results of operations.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Effective internal control over financial reporting is necessary for us to provide reliable financial reporting and prevent fraud. We have had to restate our previously issued consolidated financial statements and, as part of that process, have identified material weaknesses in our internal control over financial reporting. We have implemented new controls with respect to one material weakness, and we continue to evaluate steps to remediate the other material weaknesses. These remediation measures may be time consuming and costly, and there is no assurance that these initiatives will ultimately have the intended effects. Any failure to maintain effective internal control over financial reporting could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities. In either case, there could be an adverse effect on our business, financial condition and results of operations. Ineffective internal control over financial reporting could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We can provide no assurance that the measures that we have taken, are taking and plan to take in the future will remediate the material weaknesses identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements.

We may face litigation and other risks as a result of the restatements as described in Amendment No. 1 and the “Explanatory Note” within this Amendment No. 2 and the material weaknesses in our internal control over financial reporting.

We had to restate our previously issued consolidated financial statements in August 2023 and March 2024 and, in connection with those restatements, we identified material weaknesses in our internal control over financial reporting, certain of which have continued as of the date hereof. As part of the subsequent restatement as described in the “Explanatory Note” within this Amendment No. 2, we identified additional material weaknesses in our internal control over financial reporting. As a result of such material weaknesses, the restatements and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatements and the material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could adversely affect our business, financial condition and results of operations.

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

ADTRAN Holdings, Inc. (Registrant)

Date: March 15, 2024	/s/ Ulrich Dopfer
Ulrich Dopfer
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)