Form 10-Q/A
period 2023-06-30
ADTRAN Holdings, Inc.
filed 2024-03-15
CIK 926282

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

EXPLANATORY NOTE

ADTRAN Holdings, Inc. (“ADTRAN,” the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment No. 1”) to amend and restate certain portions of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2023 filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 14, 2023 (the “Original Filing”).

As previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on February 20, 2024, the Audit Committee of the Board of Directors of the Company (the “Audit Committee”) concluded, after considering the recommendations of management that the results attributable to the non-controlling interest and the net loss attributable to the Company and, as a consequence, the loss per common share attributable to the Company, were materially misstated in (i) the Company’s unaudited condensed consolidated financial statements as of and for the quarter months ended March 31, 2023 included in the Company’s Quarterly Report on Form 10-Q/A for the fiscal quarter ended March 31, 2023, (ii) the Company’s unaudited condensed consolidated financial statements as of and for the quarter and six months ended June 30, 2023 included in the Original Filing and (iii) the Company’s unaudited condensed consolidated financial statements as of and for the quarter and nine months ended September 30, 2023 included in the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2023, respectively (collectively, the “Non-Reliance Periods”), and that such financial statements should no longer be relied upon.

The misstatements occurred following the effectiveness of the Domination Profit and Loss Transfer Agreement (“DPLTA”) between the Company and the Company’s majority-owned subsidiary, Adtran Networks SE (formerly ADVA Optical Networking SE and referred to herein as “Adtran Networks”) upon the registration of the DPLTA with the commercial register on January 16, 2023. Pursuant to the DPLTA, the minority shareholders of Adtran Networks are guaranteed recurring cash compensation commencing with respect to the 2023 fiscal year. The Company incorrectly presented the guaranteed cash compensation attributable to the non-controlling interest as a loss rather than income attributable to the non-controlling interest during the Non-Reliance Periods.

This error resulted in an understatement of net income attributable to the non-controlling interest, an understatement of net loss attributable to the Company and loss per common share attributable to ADTRAN Holdings, Inc. - basic and diluted.

Additionally, the Company identified an error in the allocation of comprehensive income (loss) attributable to non-controlling interest. This error resulted in an understatement of comprehensive income attributable to non-controlling interest and an understatement of comprehensive loss attributable to the Company. This error also resulted in an understatement of additional paid-in capital and overstatement of accumulated other comprehensive income.

In connection with the Q2 2023 restatement and the filing of this Amendment No. 1, the Company has also revised its condensed consolidated balance sheet and condensed consolidated statement of changes in equity as of December 31, 2022 to correct for an error that the Company determined was not material to the Company’s Q3, Q4 and full year 2022 consolidated financial statements as further described in Note 1 “Basis of Presentation”.

Refer to Note 1, “Basis of Presentation”, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q/A for additional information and for the summary of the accounting impacts of the restatement and revision adjustments to the Company’s condensed consolidated financial statements.

As a result of the above described error and the identification of the material weaknesses (as described in Item 4 of this Amendment No. 1), the Company is filing this Amendment No. 1 to (i) restate the disclosure on the effectiveness of the Company’s disclosure controls in Part I, Item 4 of the Original Filing to reflect the material weaknesses in the Company’s internal control over financial reporting that existed as of June 30, 2023, (ii) restate the Company’s Condensed Consolidated Balance Sheets and the Condensed Consolidated Statement of Changes in Equity to reflect adjustments to additional paid-in capital and accumulated other comprehensive income (iii) restate the Company’s Condensed Consolidated Statements of Loss to reflect adjustments to net loss attributable to non-controlling interest, net loss attributable to the Company, and loss per common share attributable to the Company – basic and diluted, (iv) restate the Company’s Condensed Consolidated Statements of Comprehensive Loss to reflect adjustments to comprehensive income attributable to non-controlling interest and comprehensive loss attributable to the Company (v) restate two risk factors related to the Company’s material weaknesses and restatements, (vi) restate the disclosure in Part I, Item 2, MD&A of the Original Filing to reflect the adjustments discussed above, and (vii) amend Part II – Item 6 (Exhibits) of the Original Filing to include currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer as required by Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

Pursuant to Rule 12b-15 promulgated by the SEC under the Securities Exchange Act of 1934, as amended, the Company has included the entire text of Part I, Items 1, 2 and 4, as well as Part II, Items 1A and 6, of the Original Filing in this Amendment No. 1. There have been no changes to the text of Part I, Items 1, 2 and 4, or Part II, Items 1A and 6, other than the changes stated in the immediately preceding paragraph. Other than as described above and through the inclusion with this Amendment No. 1 of new certifications by management, this Amendment No. 1 speaks only as of the date of the Original Filing and does not amend, supplement, or update any information contained in the Original Filing, to give effect to any subsequent events (including with respect to the cover page of the Original Filing, which has been updated only to present this filing as Amendment No. 1). Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing, and our reports (including any amendments thereto) filed with the SEC subsequent to the Original Filing.

ADTRAN Holdings, Inc.

Quarterly Report on Form 10-Q/A

For the Three and Six Months Ended June 30, 2023

GLOSSARY OF SELECTED TERMS

Below are certain acronyms, concepts and defined terms commonly used in our industry and in this Quarterly Report on Form 10-Q/A, along with their meanings:

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

GENERAL

Unless the context otherwise indicates or requires, references in this Quarterly Report on Form 10-Q/A to “ADTRAN,” the “Company,” “we,” “us” and “our” refer to ADTRAN, Inc. and its consolidated subsidiaries prior to the merger of Acorn MergeCo, Inc., a subsidiary of ADTRAN Holdings, Inc., with and into ADTRAN, Inc., on July 8, 2022, after which ADTRAN, Inc. became a wholly-owned direct subsidiary of ADTRAN Holdings, Inc. (the “Merger”), and to ADTRAN Holdings, Inc. and its consolidated subsidiaries following the Merger.

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
•
We may face litigation and other risks as a result of the restatements of our previously issued consolidated financial statements, including the restatement of certain financial statements in August 2023 and the restatements described in the "Explanatory Note" within this Amendment No. 1 and the material weaknesses in our internal control over financial reporting.

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

The foregoing list of risks is not exclusive. For a more detailed description of the risk factors associated with our business, see Part I, Item 1A of the Company's Annual Report on Form 10-K/A for the year ended December 31, 2022, filed with the SEC August 14, 2023, as well as the risk factors set forth in Part II, Item 1A of this Amendment No. 1. We caution investors that other factors may prove to be important in the future in affecting our operating results. New factors emerge from time to time, and it is not possible for us to predict all of these factors, nor can we assess the impact each factor, or a combination of factors, may have on our business.

You are further cautioned not to place undue reliance on these forward-looking statements because they speak only of our views as of the date that the statements were made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADTRAN Holdings, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	June 30,	December 31,
	2023	2022
	(As Restated)
ASSETS
Current Assets
Cash and cash equivalents	$124,294	$108,644
Short-term investments (includes $3,089 and $340 of available-for-sale securities as of June 30, 2023 and December 31, 2022, respectively, reported at fair value)	3,089	340
Accounts receivable, less allowance for credit losses of $26 and $49 as of June 30, 2023 and December 31, 2022, respectively	239,565	279,435
Other receivables	32,394	32,831
Inventory, net	416,802	427,531
Prepaid expenses and other current assets	33,880	33,577
Total Current Assets	850,024	882,358
Property, plant and equipment, net	115,719	110,699
Deferred tax assets	82,076	67,839
Goodwill	388,163	381,724
Intangibles, net	355,084	401,211
Other non-current assets	60,634	66,998
Long-term investments (includes $4,985 and $8,913 of available-for-sale securities as of June 30, 2023 and December 31, 2022, respectively, reported at fair value)	31,238	32,665
Total Assets	$1,882,938	$1,943,494
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND EQUITY
Current Liabilities
Accounts payable	$171,735	$237,699
Revolving credit agreements outstanding	10,912	35,936
Notes payable	—	24,598
Unearned revenue	48,030	41,193
Accrued expenses and other liabilities	26,807	35,235
Accrued wages and benefits	36,843	44,882
Income tax payable, net	15,314	9,032
Total Current Liabilities	309,641	428,575
Non-current revolving credit agreement outstanding	200,000	60,000
Deferred tax liabilities	44,614	61,629
Non-current unearned revenue	24,111	19,239
Pension liability	10,883	10,624
Deferred compensation liability	28,522	26,668
Non-current lease obligations	20,834	22,807
Other non-current liabilities	16,401	10,339
Total Liabilities	655,006	639,881
Commitments and contingencies (see Note 20)
Redeemable Non-Controlling Interest	445,462	—
Equity
Common stock, par value $0.01 per share; 200,000 shares authorized; 78,661 shares issued and 78,364 outstanding as of June 30, 2023 and 78,088 shares issued and 77,889 shares outstanding as of December 31, 2022	787	781
Additional paid-in capital	787,153	895,834
Accumulated other comprehensive income	41,483	26,126
Retained (deficit) earnings	(41,010)	55,338
Treasury stock at cost: 297 and 198 shares as of June 30, 2023 and December 31, 2022, respectively	(5,943)	(4,125)
Non-controlling interest	—	329,659
Total Equity	782,470	1,303,613
Total Liabilities, Redeemable Non-Controlling Interest and Equity	$1,882,938	$1,943,494

See accompanying notes to condensed consolidated financial statements.

ADTRAN Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023 (As Restated)	2022	2023 (As Restated)	2022
Revenue
Network Solutions	$283,002	$155,992	$565,420	$294,366
Services & Support	44,376	16,046	85,870	32,190
Total Revenue	327,378	172,038	651,290	326,556
Cost of Revenue
Network Solutions	216,960	99,921	436,090	190,575
Services & Support	17,865	9,611	34,839	19,159
Total Cost of Revenue	234,825	109,532	470,929	209,734
Gross Profit	92,553	62,506	180,361	116,822
Selling, general and administrative expenses	66,583	27,873	133,980	55,766
Research and development expenses	70,598	26,500	140,741	52,991
Operating (Loss) Income	(44,628)	8,133	(94,360)	8,065
Interest and dividend income	358	217	662	421
Interest expense	(4,064)	(94)	(7,351)	(124)
Net investment gain (loss)	1,262	(4,646)	2,514	(8,061)
Other income, net	2,494	681	2,191	455
(Loss) Income Before Income Taxes	(44,578)	4,291	(96,344)	756
Income tax benefit (expense)	8,363	(2,148)	19,676	260
Net (Loss) Income	$(36,215)	$2,143	$(76,668)	$1,016
Less: Net Income attributable to non-controlling interest(1)	2,882	—	2,512	—
Net (Loss) Income attributable to ADTRAN Holdings, Inc.	$(39,097)	$2,143	$(79,180)	$1,016

Weighted average shares outstanding – basic	78,366	49,123	78,364	49,110
Weighted average shares outstanding – diluted	78,366	49,809	78,364	49,813

(Loss) earnings per common share attributable to ADTRAN Holdings, Inc. – basic	$(0.50)	$0.04	$(1.01)	$0.02
(Loss) earnings per common share attributable to ADTRAN Holdings, Inc. – diluted	$(0.50)	$0.04	$(1.01)	$0.02

(1) For the three and six months ended June 30, 2023, we have recognized $2.9 million and $5.7 million, respectively, representing the recurring cash compensation earned by non-controlling interest shareholders post-DPLTA, partially offset by a $3.2 million net loss attributable to non-controlling interests pre-DPLTA for the six months ended June 30, 2023.

See accompanying notes to condensed consolidated financial statements.

ADTRAN Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023 (As Restated)	2022	2023 (As Restated)	2022
Net (Loss) Income	$(36,215)	$2,143	$(76,668)	$1,016
Other Comprehensive Income (Loss), net of tax
Net unrealized (loss) gain on available-for-sale securities	(6)	(200)	63	(924)
Defined benefit plan adjustments	23	(87)	58	(100)
Foreign currency translation gain (loss)	6,940	(2,853)	15,618	(3,758)
Other Comprehensive Income (Loss), net of tax	6,957	(3,140)	15,739	(4,782)
Comprehensive (Loss) Income, net of tax	(29,258)	(997)	(60,929)	(3,766)
Less: Comprehensive Income attributable to non-controlling interest	2,882	—	2,894	—
Comprehensive Loss attributable to ADTRAN Holdings, Inc., net of tax	$(32,140)	$(997)	$(63,823)	$(3,766)

See accompanying notes to condensed consolidated financial statements.

ADTRAN Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(In thousands, except per share amounts)

(As Restated)

	Common Shares	Common Stock	Additional Paid-In Capital	Retained (Deficit) Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Non-controlling interest	Total Equity
Balance as of December 31, 2022	78,088	$781	$895,834	$55,338	$(4,125)	$26,126	$329,659	$1,303,613
Net loss	—	—	—	(37,274)	—	—	(3,179)	(40,453)
Annual recurring compensation earned	—	—	—	(2,809)	—	—	—	(2,809)
Reclassification and remeasurement from equity to mezzanine equity for non-controlling interests in Adtran Networks	—	—	(116,895)	—	—	—	(326,862)	(443,757)
Other comprehensive income, net of tax	—	—	—	—	—	8,400	382	8,782
Dividend payments to ADTRAN Holdings, Inc. shareholders ($0.09 per share)	—	—	—	(7,076)	—	—	—	(7,076)
Deferred compensation adjustments, net of tax	—	—	—	—	(1,792)	—	—	(1,792)
ADTRAN RSUs and restricted stock vested	561	6	—	(144)	—	—	—	(138)
ADTRAN stock options exercised	6	—	—	58	—	—	—	58
ADTRAN stock-based compensation expense	—	—	3,812	—	—	—	—	3,812
Redemption of redeemable non-controlling interest	—	—	—	343	—	—	—	343
Foreign currency remeasurement of redeemable non-controlling interest	—	—	—	(430)	—	—	—	(430)
Adtran Networks stock-based compensation expense	—	—	9	—	—	—	—	9
Balance as of March 31, 2023	78,655	$787	$782,760	$8,006	$(5,917)	$34,526	$—	$820,162
Net loss	—	—	—	(36,215)	—	—	—	(36,215)
Annual recurring compensation earned	—	—	—	(2,882)	—	—	—	(2,882)
Other comprehensive income, net of tax	—	—	—	—	—	6,957	—	6,957
Dividend payments to ADTRAN Holdings, Inc. shareholders ($0.09 per share)	—	—	—	(7,076)	—	—	—	(7,076)
Dividends accrued for RSUs	—	—	—	9	—	—	—	9
Deferred compensation adjustments, net of tax	—	—	—	—	(26)	—	—	(26)
ADTRAN RSUs and restricted stock vested	6	—	—	(44)	—	—	—	(44)
Adtran Networks stock options exercised	—	—	92	—	—	—	—	92
ADTRAN stock-based compensation expense	—	—	4,291	—	—	—	—	4,291
Redemption of redeemable non-controlling interest	—	—	—	6	—	—	—	6
Foreign currency remeasurement of redeemable non-controlling interest	—	—	—	(2,814)	—	—	—	(2,814)
Adtran Networks stock-based compensation expense	—	—	10	—	—	—	—	10
Balance as of June 30, 2023	78,661	$787	$787,153	$(41,010)	$(5,943)	$41,483	$—	$782,470

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

Revision of Previously Issued Financial Statements

During the fourth quarter of 2023, management identified an immaterial error relating to the understatement of non-controlling interest and the overstatement of accumulated other comprehensive income in the Consolidated Balance Sheet as of December 31, 2022. The immaterial misstatements occurred following the Business Combination between the Company and the Company’s majority-owned subsidiary, Adtran Networks SE (“Adtran Networks”) on July 15, 2022. The Company incorrectly presented the allocation of foreign currency translation loss attributable to the non-controlling interest for the year ended December 31, 2022. Management evaluated the impact of this error on the Company’s full year 2022 consolidated financial statements and determined that the consolidated financial statements were not materially misstated. However, in order to correctly state non-controlling interest and accumulated other comprehensive income in connection with the filing of this Amendment No. 1, the December 31, 2022 balance sheet items have been corrected to reflect the impact of this immaterial error. The Company will revise its consolidated financial statements as of and for the year ended December 31, 2022 when it files its Form 10-K for the period ended December 31, 2023.

The following table reflects the impact of the revision to the specific line items presented in the Company’s previously reported Condensed Consolidated Balance Sheet and the Condensed Consolidated Statement of Changes in Equity as of December 31, 2022:

	December 31, 2022
(In thousands)	As Reported	Adjustment	As Revised
Accumulated Other Comprehensive Income	$46,713	$(20,587)	$26,126
Non-Controlling Interest	$309,072	$20,587	$329,659
Total Equity	$1,303,613	$—	$1,303,613

The accompanying applicable Notes have been updated to reflect the effects of the revision.

Restatement of Previously Issued Financial Statements

During the fourth quarter of 2023, the Company determined that it understated redeemable non-controlling interest and overstated accumulated other comprehensive income as June 30, 2023. Additionally, during the fourth quarter of 2023, the Company determined that it understated income attributable to the non-controlling interest, loss attributable to the Company, loss per common share attributable to ADTRAN Holdings, Inc. – basic and diluted, understated comprehensive income attributable to non-controlling interest and understated comprehensive loss attributable to ADTRAN Holdings, Inc., net of tax for the three and six months ended June 30, 2023. The misstatements occurred following the effectiveness of the Domination Profit and Loss Transfer Agreement (“DPLTA”) between the Company and the Company’s majority-owned subsidiary, Adtran Networks SE (“Adtran Networks”) upon the registration of the DPLTA with the commercial register on January 16, 2023. Pursuant to the DPLTA, the minority shareholders of Adtran Networks are guaranteed recurring cash compensation commencing with respect to the 2023 fiscal year. The Company incorrectly presented the guaranteed cash compensation attributable to the non-controlling interest as a loss rather than income attributable to the non-controlling interest during the three and six months ended June 30, 2023. This error resulted in an understatement of net income attributable to the non-controlling interest, an understatement of net loss attributable to the Company and loss per common share attributable to ADTRAN Holdings, Inc. - basic and diluted, an understatement of comprehensive income attributable to non-controlling interest and an understatement of comprehensive loss attributable to ADTRAN Holdings, Inc., net of tax. Additionally, this error resulted in an understatement of additional paid-in capital and an overstatement of accumulated other comprehensive income.

The Company restated the Condensed Consolidated Statements of (Loss) Income for the three and six months ended June 30, 2023 presented in this report by increasing net loss attributable to the Company by $5.8 million and $11.4 million, respectively. The Company restated the Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2023 presented in this report by increasing comprehensive loss attributable to the Company by $2.9 million and $2.6 million, respectively.

The following table reflects the impact of the restatement to the specific line items presented in the Company’s previously reported Condensed Consolidated Statements of (Loss) Income and the previously reported Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2023:

	For the Three Months Ended June 30, 2023			For the Six Months Ended June 30, 2023
(In thousands)	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Net Income attributable to non-controlling interest	$(2,881)	$5,763	$2,882	$(8,870)	$11,382	$2,512
Net Loss attributable to ADTRAN Holdings, Inc.	$(33,334)	$(5,763)	$(39,097)	$(67,798)	$(11,382)	$(79,180)
Loss per common share attributable to ADTRAN Holdings, Inc. – basic	$(0.43)	$(0.07)	$(0.50)	$(0.87)	$(0.14)	$(1.01)
Loss per common share attributable to ADTRAN Holdings, Inc. – diluted	$(0.43)	$(0.07)	$(0.50)	$(0.87)	$(0.14)	$(1.01)
Comprehensive Income attributable to non-controlling interest	$—	$2,882	$2,882	$244	$2,650	$2,894
Comprehensive Loss attributable to ADTRAN Holdings, Inc., net of tax	$(29,258)	$(2,882)	$(32,140)	$(61,173)	$(2,650)	$(63,823)

The accompanying applicable Notes have been updated to reflect the effects of the restatement as of June 30, 2023.

The following table reflects the impact of the restatement, in addition to the revision of the December 31, 2022 balances referenced above, to the specific line items presented in the Company’s previously reported Condensed Consolidated Balance Sheets as of June 30, 2023 and the Condensed Consolidated Statement of Changes in Equity for the period ended June 30, 2023:

	June 30, 2023
(In thousands)	As Reported	Adjustment	As Restated
Additional Paid-in Capital	$766,428	$20,725	$787,153
Accumulated Other Comprehensive Income	$62,208	$(20,725)	$41,483
Total Equity	$782,470	$—	$782,470

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

15. EQUITY

Accumulated Other Comprehensive Income (Loss)

The following tables present the changes in accumulated other comprehensive income (loss), net of tax, by component:

	Three Months Ended June 30, 2023 (As Restated)
(In thousands)	Unrealized (Losses) Gains on Available- for-Sale Securities	Defined Benefit Plan Adjustments	Foreign Currency Adjustments	ASU 2018-02 Adoption	Total
Balance as of March 31, 2023	$(767)	$(981)	$35,889	$385	$34,526
Other comprehensive income before reclassifications	15	—	6,940	—	6,955
Amounts reclassified from accumulated other comprehensive (loss) income	(21)	23	—	—	2
Net current period other comprehensive (loss) income	(6)	23	6,940	—	6,957
Balance as of June 30, 2023	$(773)	$(958)	$42,829	$385	$41,483

	Three Months Ended June 30, 2022
(In thousands)	Unrealized (Losses) Gains on Available- for-Sale Securities	Defined Benefit Plan Adjustments	Foreign Currency Adjustments	ASU 2018-02 Adoption	Total
Balance as of March 31, 2022	$(1,276)	$(5,626)	$(7,039)	$385	$(13,556)
Other comprehensive loss before reclassifications	(589)	—	(2,853)	—	(3,442)
Amounts reclassified from accumulated other comprehensive income (loss)	389	(87)	—	—	302
Net current period other comprehensive loss	(200)	(87)	(2,853)	—	(3,140)
Balance as of June 30, 2022	$(1,476)	$(5,713)	$(9,892)	$385	$(16,696)

	Six Months Ended June 30, 2023 (As Restated)
(In thousands)	Unrealized Gains (Losses) on Available- for-Sale Securities	Defined Benefit Plan Adjustments	Foreign Currency Adjustments	ASU 2018-02 Adoption	Total
Balance as of December 31, 2022	$(836)	$(1,016)	$27,593	$385	$26,126
Other comprehensive income before reclassifications	98	—	15,618	—	15,716
Amounts reclassified from accumulated other comprehensive (loss) income	(35)	58	—	—	23
Net current period other comprehensive income	63	58	15,618	—	15,739
Less: Comprehensive income attributable to non-controlling interest, net of tax	—	—	382	—	382
Balance as of June 30, 2023	$(773)	$(958)	$42,829	$385	$41,483

	Six Months Ended June 30, 2022
(In thousands)	Unrealized Gains (Losses) on Available- for-Sale Securities	Defined Benefit Plan Adjustments	Foreign Currency Adjustments	ASU 2018-02 Adoption	Total
Balance as of December 31, 2021	$(552)	$(5,613)	$(6,134)	$385	$(11,914)
Other comprehensive loss before reclassifications	(1,564)	—	(3,758)	—	(5,322)
Amounts reclassified from accumulated other comprehensive income (loss)	640	(100)	—	—	540
Net current period other comprehensive loss	(924)	(100)	(3,758)	—	(4,782)
Balance as of June 30, 2022	$(1,476)	$(5,713)	$(9,892)	$385	$(16,696)

The following tables present the details of reclassifications out of accumulated other comprehensive loss:

	Three Months Ended June 30, 2023
(In thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income	Affected Line Item in the Statement Where Net (Loss) Income Is Presented
Unrealized gain (loss) on available-for-sale securities:
Net realized gain on sales of securities	$28	Net investment gain (loss)
Defined benefit plan adjustments – actuarial loss	(33)	(1)
Total reclassifications for the period, before tax	(5)
Tax benefit	3
Total reclassifications for the period, net of tax	$(2)
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

The following table presents the tax effects related to the change in each component of other comprehensive income (loss):

	Three Months Ended			Three Months Ended
	June 30, 2023			June 30, 2022
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Unrealized gain (loss) on available-for-sale securities	$20	$(5)	$15	$(775)	$186	$(589)
Reclassification adjustment for amounts related to available-for-sale investments included in net (loss) gain	(28)	7	(21)	512	(123)	389
Reclassification adjustment for amounts related to defined benefit plan adjustments included in net gain (loss)	33	(10)	23	(126)	39	(87)
Foreign currency translation adjustments	6,940	—	6,940	(2,853)	—	(2,853)
Total Other Comprehensive Income (Loss)	$6,965	$(8)	$6,957	$(3,242)	$102	$(3,140)

	Six Months Ended			Six Months Ended
	June 30, 2023			June 30, 2022
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Unrealized gain (loss) on available-for-sale securities	$129	$(31)	$98	$(2,058)	$494	$(1,564)
Reclassification adjustment for amounts related to available-for-sale investments included in net (loss) gain	(46)	12	(34)	842	(202)	640
Reclassification adjustment for amounts related to defined benefit plan adjustments included in net gain (loss)	84	(27)	57	(145)	45	(100)
Foreign currency translation adjustments	15,618	—	15,618	(3,758)	—	(3,758)
Total Other Comprehensive Gain (Loss)	$15,785	$(46)	$15,739	$(5,119)	$337	$(4,782)

16. REDEEMABLE NON-CONTROLLING INTEREST

The following table summarizes the redeemable non-controlling interest activity for the six months ended June 30, 2023:

Six Months Ended
(In thousands)	June 30, 2023
Balance at beginning of period	$—
Reclassification of non-controlling interests	443,757
Redemption of redeemable non-controlling interest	(1,552)
Net income attributable to redeemable non-controlling interests	5,691
Annual recurring compensation earned	(5,691)
Translation adjustment	3,244
Adtran Networks stock option exercises	13
Balance as of June 30, 2023	$445,462

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

17. (LOSS) EARNINGS PER SHARE

The calculation of basic and diluted (loss) earnings per share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2023 (As Restated)	2022	2023 (As Restated)	2022
Numerator
Net (loss) income attributable to ADTRAN Holdings, Inc.	$(39,097)	$2,143	$(79,180)	$1,016
Denominator
Weighted average number of shares – basic	78,366	49,123	78,364	49,110
Effect of dilutive securities
Stock options	—	84	—	111
PSUs, RSUs and restricted stock	—	602	—	592
Weighted average number of shares – diluted	78,366	49,809	78,364	49,813
(Loss) earnings per share attributable to ADTRAN Holdings, Inc. – basic	$(0.50)	$0.04	$(1.01)	$0.02
(Loss) earnings per share attributable to ADTRAN Holdings, Inc. – diluted	$(0.50)	$0.04	$(1.01)	$0.02

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

This discussion is designed to provide the reader with information that will assist in understanding our Condensed Consolidated Financial Statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our Condensed Consolidated Financial Statements. See “Cautionary Note Regarding Forward-Looking Statements” on page 5 of this Amendment No. 1 for a description of important factors that could cause actual results to differ from expected results. See also Part 1, Item 1A, Risk Factors, of the 2022 Form 10‑K/A and Part II, Item 1A, Risk Factors of this Amendment No. 1.

Unless the context otherwise indicates or requires, references in this Amendment No. 1 on Form 10-Q/A to "ADTRAN", the “Company,” “we,” “us” and “our” refer to ADTRAN Holdings, Inc. and its consolidated subsidiaries for periods subsequent to the Merger and to ADTRAN, Inc. and its consolidated subsidiaries for periods prior to the Merger. The prior period results do not include the results of Adtran Networks prior to the Business Combination.

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

Our historical financial performance is not necessarily a meaningful indicator of future results, and in general, management expects that our financial results may vary from period to period. Factors that could materially affect our business, financial condition or operating results are included in Part I, Item 1A of the 2022 Form 10-K/A and Part II, Item 1A of this Amendment No. 1.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023 (As Restated)	2022	2023 (As Restated)	2022
Revenue
Network Solutions	86.4%	90.7%	86.8%	90.1%
Services & Support	13.6	9.3	13.2	9.9
Total Revenue	100.0	100.0	100.0	100.0
Cost of Revenue
Network Solutions	66.3	58.1	67.0	58.4
Services & Support	5.5	5.6	5.3	5.9
Total Cost of Revenue	71.7	63.7	72.3	64.2
Gross Profit	28.3	36.3	27.7	35.8
Selling, general and administrative expenses	20.3	16.2	20.6	17.1
Research and development expenses	21.6	15.4	21.6	16.2
Operating (Loss) Income	(13.6)	4.7	(14.5)	2.5
Interest and dividend income	0.1	0.1	0.1	0.1
Interest expense	(1.2)	(0.1)	(1.1)	—
Net investment gain (loss)	0.4	(2.7)	0.4	(2.5)
Other income, net	0.8	0.4	0.3	0.1
(Loss) Income Before Income Taxes	(13.6)	2.5	(14.8)	0.2
Income tax benefit (expense)	2.6	(1.2)	3.0	0.1
Net (Loss) Income	(11.1)%	1.2%	(11.8)%	0.3%
Net Income attributable to non-controlling interest	0.9	—	0.4	—
Net (Loss) Income attributable to ADTRAN Holdings, Inc.	(11.9)%	1.2%	(12.2)%	0.3%

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

INTEREST EXPENSE

Interest expense increased from $0.1 million for the three months ended June 30, 2022 to $4.1 million for the three months ended June 30, 2023 and increased from $0.1 million for the six months ended June 30, 2022 to $7.4 million for the six months ended June 30, 2023. The increase in interest expense during the three and six months ended June 30, 2023 was primarily related to an increase in the Wells Fargo Credit Agreement and the assumed debt associated with the Business Combination with Adtran Networks. See Note 12 and Note 13 of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Amendment No 1.

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

NET (LOSS) INCOME ATTRIBUTABLE TO ADTRAN HOLDINGS, INC.

As a result of the above factors, net (loss) income attributable to ADTRAN Holdings, Inc. decreased from net income of $2.1 million for the three months ended June 30, 2022 to a net loss of $39.1 million for the three months ended June 30, 2023 and decreased from net income of $1.0 million for the six months ended June 30, 2022 to a net loss of $79.2 million for the six months ended June 30, 2023. Upon the DPLTA becoming effective on January 16, 2023, the Company began absorbing all Adtran Networks losses rather than just the loss related to the Company's ownership percentage in Adtran Networks.

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

As of the end of the period covered by this report, an evaluation was carried out by management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act. At the time of the filing of the Original Filing, our Chief Executive Officer and Chief Financial Officer concluded that, due to the material weakness in our internal control over financial reporting relating to the presentation and disclosure of debt agreements described below, our disclosure controls and procedures were not effective as of June 30, 2023. Subsequent to that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of June 30, 2023.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In the Part I, Item 4, “Controls and Procedures – Material Weakness in Internal Control over Financial Reporting” of the Original Filing of the Form 10-Q for the three-month period ended June 30, 2023, we identified that we did not design and maintain effective controls over the presentation and disclosure of debt agreements, specifically to ensure the presentation and disclosure reflect the terms of the agreements. In the Part I, Item 4, “Controls and Procedures – Material Weaknesses in Internal Control over Financial Reporting” of this Amendment No. 1, we have subsequently identified the following additional material weaknesses:

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

The material weaknesses resulted in the restatements and revisions of and immaterial adjustments to our consolidated financial statements for the year ended December 31, 2022, as well as the condensed consolidated financial statements for the quarterly and year-to-date periods ended September 30, 2022, March 31, 2023, June 30, 2023, and September 30, 2023. Additionally, these material weaknesses could result in misstatements of the Company's accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected, including the misstatements that required the filing of this Amendment No. 1.

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

For the three and six months ended June 30, 2023, as permitted by SEC guidance, we excluded Adtran Networks in our evaluation of internal control over financial reporting and related disclosure controls and procedures. On June 30, 2023, Adtran Networks assets represented approximately 41.0% of our consolidated assets. For the three and six months ended June 30, 2023, Adtran Networks revenues represented approximately 57.0% and 58.2% of our consolidated revenues, respectively and loss before income taxes represented approximately 71.1% and 70.0% of our consolidated loss before income taxes, respectively. We have since extended our oversight and monitoring processes that support our internal control over financial reporting and disclosure controls and procedures to include Adtran Networks operations. Other than the extension of our oversight and monitoring processes to include Adtran Networks operations and the ongoing remediation efforts related to the material weaknesses described above, there were no other changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

We can provide no assurance that the measures that we have taken, are taking, and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements.

We may face litigation and other risks as a result of the restatements of our previously issued consolidated financial statements, including the restatement of certain financial statements in August 2023 and the restatements described in the "Explanatory Note" within this Amendment No. 1, and the material weaknesses in our internal control over financial reporting.

We had to restate our previously issued consolidated financial statements in August 2023 and March 2024 and, in connection with those restatements, we identified material weaknesses in our internal control over financial reporting, certain of which have continued as of the date hereof. As part of the subsequent restatement described in the “Explanatory Note” within this Amendment No. 1, we identified additional material weaknesses in our internal control over financial reporting. As a result of such material weaknesses, the restatements and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatements and the material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could adversely affect our business, financial condition and results of operations.

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

10.6†	Consulting Agreement, dated June 28, 2023, by and between ADTRAN, Inc. and Michael Foliano (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed June 28, 2023).

10.7	First Amendment to Credit Agreement, dated August 9, 2023, by and between ADTRAN Holdings, Inc. and Wells Fargo Bank, National Association.

31*	Rule 13a-14(a)/15d-14(a) Certifications

32*	Section 1350 Certifications

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022; (ii) Condensed Consolidated Statements of (Loss) Income for the three and six months ended June 30, 2023 and 2022; (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2023 and 2022; (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2023 and 2022; (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022; and (vi) Notes to Condensed Consolidated Financial Statements

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