Form 10-Q/A
period 2023-09-30
ADTRAN Holdings, Inc.
filed 2024-03-15
CIK 926282

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

EXPLANATORY NOTE

ADTRAN Holdings, Inc. (“ADTRAN,” the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment No. 1”) to amend and restate certain portions of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2023 filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 9, 2023 (the “Original Filing”).

As previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on February 20, 2024, the Audit Committee of the Board of Directors of the Company (the “Audit Committee”) concluded, after considering the recommendations of management, that the results attributable to the non-controlling interest and the net loss attributable to the Company and, as a consequence, the loss per common share attributable to the Company, were materially misstated in (i) the Company’s unaudited condensed consolidated financial statements as of and for the quarter ended March 31, 2023 included in the Company’s Quarterly Report on Form 10-Q/A for the fiscal quarter ended March 31, 2023, (ii) the Company’s unaudited condensed consolidated financial statements as of and for the quarter and six months ended June 30, 2023 included in the Company’s Quarterly Report on Form 10-Q/A for the fiscal quarter ended June 30, 2023, and (iii) the Company’s unaudited condensed consolidated financial statements as of and for the quarter and nine months ended September 30, 2023 included in the Original Filing, respectively (collectively, the “Non-Reliance Periods”), and that such financial statements should no longer be relied upon.

The misstatements occurred following the effectiveness of the Domination Profit and Loss Transfer Agreement ("DPLTA") between the Company and the Company's majority-owned subsidiary, Adtran Networks SE (formerly ADVA Optical Networking SE and referred to herein as “ADVA”) upon the registration of the DPLTA with the commercial register on January 16, 2023. Pursuant to the DPLTA, the minority shareholders of Adtran Networks are guaranteed recurring cash compensation commencing with respect to the 2023 fiscal year. The Company incorrectly presented the guaranteed cash compensation attributable to the non-controlling interest as a loss rather than income attributable to the non-controlling interest during the Non-Reliance Periods. This error resulted in an understatement of net income attributable to the non-controlling interest, and an understatement of net loss attributable to the Company and loss per common share attributable to ADTRAN Holdings, Inc. - basic and diluted.

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

In connection with the Q3 2023 restatement and the filing of this Amendment No. 1, the Company has also revised its condensed consolidated balance sheet and condensed consolidated statement of changes in equity as of December 31, 2022 to correct for an error that the Company determined was not material to the Company’s Q3 and full year 2022 consolidated financial statements as further described in Note 1 “Basis of Presentation”.

Refer to Note 1, “Basis of Presentation”, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q/A for additional information and for the summary of the accounting impacts of the restatement and revision to the Company’s condensed consolidated financial statements.

As a result of the above described error and the identification of the material weaknesses (as described in Item 4 of the Amendment No. 1), the Company is filing this Amendment No. 1 to (i) restate the disclosure on the effectiveness of the Company’s disclosure controls in Part I, Item 4 of the Original Filing to reflect the material weaknesses in the Company's internal control over financial reporting that existed as of September 30, 2023, (ii) restate the Company’s Condensed Consolidated Balance Sheets and the Condensed Consolidated Statement of Changes in Equity to reflect adjustments to additional paid-in capital and accumulated other comprehensive income (iii) restate the Company’s Condensed Consolidated Statements of Loss to reflect adjustments to net loss attributable to non-controlling interest, net loss attributable to the Company, and loss per common share attributable to the Company – basic and diluted, (iv) restate the Company’s Condensed Consolidated Statements of Comprehensive Loss to reflect adjustments to comprehensive income attributable to non-controlling interest and comprehensive loss attributable to the Company (v) restate two risk factors related to the Company’s material weaknesses and restatements, (vi) restate the disclosure in Part I, Item 2, MD&A of the Original Filing to reflect the adjustments discussed above, and (vii) amend Part II – Item 6 (Exhibits) of the Original Filing to include currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer as required by Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

Pursuant to Rule 12b-15 promulgated by the SEC under the Securities Exchange Act of 1934, as amended, the Company has included the entire text of Part I, Items 1, 2 and 4, as well as Part II, Items 1A and 6, of the Original Filing in this Amendment No. 1. There have been no changes to the text of Part I, Items 1, 2 and 4, or Part II, Items 1A and 6, other than the changes stated in the immediately preceding paragraph. Other than as described above and through the inclusion with this Amendment No. 1 of new certifications by management this Amendment No. 1 speaks only as of the date of the Original Filing and does not amend, supplement, or update any information contained in the Original Filing to give effect to any subsequent events (including with respect to the cover page of the Original Filing, which has been updated only to present this filing as Amendment No. 1). Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and our reports (including any amendments thereto) filed with the SEC subsequent to the Original Filing.

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
•
We may face litigation and other risks as a result of the restatements of our previously issued consolidated financial statements including the restatement of certain financial statements in August 2023 and the restatements described in the "Explanatory Note" within this Amendment No. 1 and the material weaknesses in our internal control over financial reporting.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADTRAN Holdings, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	September 30,	December 31,
	2023 (As Restated)	2022
ASSETS
Current Assets
Cash and cash equivalents	$116,092	$108,644
Short-term investments (includes $0 and $340 of available-for-sale securities as of September 30, 2023 and December 31, 2022, respectively, reported at fair value)	—	340
Accounts receivable, less allowance for credit losses of $15 and $49 as of September 30, 2023 and December 31, 2022, respectively	229,333	279,435
Other receivables	24,337	32,831
Inventory, net	373,971	427,531
Prepaid expenses and other current assets	35,826	33,577
Total Current Assets	779,559	882,358
Property, plant and equipment, net	118,623	110,699
Deferred tax assets	90,260	67,839
Goodwill	339,083	381,724
Intangibles, net	328,695	401,211
Other non-current assets	60,770	66,998
Long-term investments (includes $0 and $8,913 of available-for-sale securities as of September 30, 2023 and December 31, 2022, respectively, reported at fair value)	25,179	32,665
Total Assets	$1,742,169	$1,943,494
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND EQUITY
Current Liabilities
Accounts payable	$148,913	$237,699
Revolving credit agreements outstanding	10,580	35,936
Notes payable	—	24,598
Unearned revenue	49,832	41,193
Accrued expenses and other liabilities	29,708	35,235
Accrued wages and benefits	35,957	44,882
Income tax payable, net	10,302	9,032
Total Current Liabilities	285,292	428,575
Non-current revolving credit agreement outstanding	200,000	60,000
Deferred tax liabilities	37,977	61,629
Non-current unearned revenue	23,501	19,239
Pension liability	10,732	10,624
Deferred compensation liability	26,833	26,668
Non-current lease obligations	23,612	22,807
Other non-current liabilities	17,408	10,339
Total Liabilities	625,355	639,881
Commitments and contingencies (see Note 20)
Redeemable Non-Controlling Interest	431,921	—
Equity
Common stock, par value $0.01 per share; 200,000 shares authorized; 78,688 shares issued and 78,391 outstanding as of September 30, 2023 and 78,088 shares issued and 77,889 shares outstanding as of December 31, 2022	787	781
Additional paid-in capital	791,290	895,834
Accumulated other comprehensive income	12,075	26,126
Retained (deficit) earnings	(113,289)	55,338
Treasury stock at cost: 297 and 198 shares as of September 30, 2023 and December 31, 2022, respectively	(5,970)	(4,125)
Non-controlling interest	—	329,659
Total Equity	684,893	1,303,613
Total Liabilities, Redeemable Non-Controlling Interest and Equity	$1,742,169	$1,943,494

See accompanying notes to condensed consolidated financial statements.

ADTRAN Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF LOSS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023 (As Restated)	2022	2023 (As Restated)	2022
Revenue
Network Solutions	$228,564	$304,940	$793,984	$599,306
Services & Support	43,767	35,769	129,637	67,959
Total Revenue	272,331	340,709	923,621	667,265
Cost of Revenue
Network Solutions	160,244	222,606	596,334	413,180
Network Solutions - Inventory Write Down	21,043	—	21,043	—
Services & Support	16,807	15,076	51,646	34,236
Total Cost of Revenue	198,094	237,682	669,023	447,416
Gross Profit	74,237	103,027	254,598	219,849
Selling, general and administrative expenses	62,907	74,880	196,887	130,646
Research and development expenses	62,752	59,196	203,493	112,187
Asset impairment	—	16,969	—	16,969
Goodwill impairment	37,874	—	37,874	—
Operating Loss	(89,296)	(48,018)	(183,656)	(39,953)
Interest and dividend income	521	347	1,183	768
Interest expense	(4,507)	(1,303)	(11,858)	(1,427)
Net investment (loss) gain	(1,443)	(2,691)	1,071	(10,752)
Other income, net	2,523	2,494	4,714	2,949
Loss Before Income Taxes	(92,202)	(49,171)	(188,546)	(48,415)
Income tax benefit	16,553	4,312	36,229	4,572
Net Loss	$(75,649)	$(44,859)	$(152,317)	$(43,843)
Net Income (Loss) attributable to non-controlling interest(1)	2,914	(2,925)	5,426	(2,925)
Net Loss attributable to ADTRAN Holdings, Inc.	$(78,563)	$(41,934)	$(157,743)	$(40,918)

Weighted average shares outstanding – basic	78,389	73,036	78,378	57,175
Weighted average shares outstanding – diluted	78,389	73,036	78,378	57,175

Loss per common share attributable to ADTRAN Holdings, Inc. – basic	$(1.00)	$(0.57)	$(2.01)	$(0.72)
Loss per common share attributable to ADTRAN Holdings, Inc. – diluted	$(1.00)	$(0.57)	$(2.01)	$(0.72)

(1) For the three and nine months ended September 30, 2023, we have recognized $2.9 million and $8.6 million, respectively, representing the recurring cash compensation earned by non-controlling interest shareholders post-DPLTA, partially offset by a $3.2 million net loss attributable to non-controlling interests pre-DPLTA for the nine months ended September 30, 2023.

See accompanying notes to condensed consolidated financial statements.

ADTRAN Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023 (As Restated)	2022	2023 (As Restated)	2022
Net Loss	$(75,649)	$(44,859)	$(152,317)	$(43,843)
Other Comprehensive Loss, net of tax
Net unrealized gain (loss) on available-for-sale securities	391	(396)	454	(1,320)
Defined benefit plan adjustments	(83)	(118)	(25)	(218)
Foreign currency translation loss	(29,716)	(23,172)	(14,098)	(26,930)
Other Comprehensive Loss, net of tax	(29,408)	(23,686)	(13,669)	(28,468)
Comprehensive Loss, net of tax	(105,057)	(68,545)	(165,986)	(72,311)
Less: Comprehensive Income (Loss) attributable to non-controlling interest	2,914	(10,156)	5,808	(10,156)
Comprehensive Loss attributable to ADTRAN Holdings, Inc., net of tax	$(107,971)	$(58,389)	$(171,794)	$(62,155)

See accompanying notes to condensed consolidated financial statements

ADTRAN Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(In thousands, except per share amounts)

(As Restated)

	Common Shares	Common Stock	Additional Paid-In Capital	Retained (Deficit) Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Non-controlling interest	Total Equity
Balance as of December 31, 2022	78,088	$781	$895,834	$55,338	$(4,125)	$26,126	$329,659	$1,303,613
Net loss	—	—	—	(37,274)	—	—	(3,179)	(40,453)
Annual recurring compensation earned	—	—	—	(2,809)	—	—	—	(2,809)
Reclassification and remeasurement from equity to mezzanine equity for non-controlling interests in Adtran Networks	—	—	(116,895)	—	—	—	(326,862)	(443,757)
Other comprehensive income, net of tax	—	—	—	—	—	8,400	382	8,782
Dividend payments to ADTRAN Holdings, Inc. shareholders ($0.09 per share)	—	—	—	(7,076)	—	—	—	(7,076)
Deferred compensation adjustments, net of tax	—	—	—	—	(1,792)	—	—	(1,792)
ADTRAN RSUs and restricted stock vested	561	6	—	(144)	—	—	—	(138)
ADTRAN stock options exercised	6	—	—	58	—	—	—	58
ADTRAN stock-based compensation expense	—	—	3,812	—	—	—	—	3,812
Redemption of redeemable non-controlling interest	—	—	—	343	—	—	—	343
Foreign currency remeasurement of redeemable non-controlling interest	—	—	—	(430)	—	—	—	(430)
Adtran Networks stock-based compensation expense	—	—	9	—	—	—	—	9
Balance as of March 31, 2023	78,655	$787	$782,760	$8,006	$(5,917)	$34,526	$—	$820,162
Net loss	—	—	—	(36,215)	—	—	—	(36,215)
Annual recurring compensation earned	—	—	—	(2,882)	—	—	—	(2,882)
Other comprehensive income, net of tax	—	—	—	—	—	6,957	—	6,957
Dividend payments to ADTRAN Holdings, Inc. shareholders ($0.09 per share)	—	—	—	(7,076)	—	—	—	(7,076)
Dividends accrued for RSUs	—	—	—	9	—	—	—	9
Deferred compensation adjustments, net of tax	—	—	—	—	(26)	—	—	(26)
ADTRAN RSUs and restricted stock vested	6	—	—	(44)	—	—	—	(44)
Adtran Networks stock options exercised	—	—	92	—	—	—	—	92
ADTRAN stock-based compensation expense	—	—	4,291	—	—	—	—	4,291
Redemption of redeemable non-controlling interest	—	—	—	6	—	—	—	6
Foreign currency remeasurement of redeemable non-controlling interest	—	—	—	(2,814)	—	—	—	(2,814)
Adtran Networks stock-based compensation expense	—	—	10	—	—	—	—	10
Balance as of June 30, 2023	78,661	$787	$787,153	$(41,010)	$(5,943)	$41,483	$—	$782,470
Net loss	—	—	—	(75,649)	—	—	—	(75,649)
Annual recurring compensation earned	—	—	—	(2,914)	—	—	—	(2,914)
Other comprehensive loss, net of tax	—	—	—	—	—	(29,408)	—	(29,408)
Dividend payments ($0.09 per share)	—	—	—	(7,085)	—	—	—	(7,085)
Dividends accrued for RSUs	—	—	—	(8)	—	—	—	(8)
Deferred compensation adjustments, net of tax	—	—	—	—	(27)	—	—	(27)
ADTRAN RSUs and restricted stock vested	25	—	—	(175)	—	—	—	(175)
ADTRAN stock options exercised	2	—	—	15	—	—	—	15
Adtran Networks stock options exercised	—	—	8	—	—	—	—	8
ADTRAN stock-based compensation expense	—	—	4,126	—	—	—	—	4,126
Redemption of redeemable non-controlling interest	—	—	—	2	—	—	—	2
Foreign currency remeasurement of redeemable non-controlling interest	—	—	—	13,535	—	—	—	13,535
Adtran Networks stock-based compensation expense	—	—	3	—	—	—	—	3
Balance as of September 30, 2023	78,688	$787	$791,290	$(113,289)	$(5,970)	$12,075	$—	$684,893

See accompanying notes to condensed consolidated financial statements.

ADTRAN Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(In thousands, except per share amounts)

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Non-controlling interest	Total Equity
Balance as of December 31, 2021	79,652	$797	$288,946	$740,820	$(661,547)	$(11,914)	$-	$357,102
Net loss	—	—	—	(1,127)	—	—	—	(1,127)
Other comprehensive loss, net of tax	—	—	—	—	—	(1,642)	—	(1,642)
Dividend payments ($0.09 per share)	—	—	—	(4,438)	—	—	—	(4,438)
Dividends accrued on unvested RSUs	—	—	—	32	—	—	—	32
Deferred compensation adjustments, net of tax	—	—	—	—	(18)	—	—	(18)
PSUs, RSUs and restricted stock vested	—	—	—	(895)	841	—	—	(54)
Stock options exercised	—	—	—	(143)	711	—	—	568
Stock-based compensation expense	—	—	1,893	—	—	—	—	1,893
Balance as of March 31, 2022	79,652	$797	$290,839	$734,249	$(660,013)	$(13,556)	$—	$352,316
Net income	—	—	—	2,143	—	—	—	2,143
Other comprehensive loss, net of tax	—	—	—	—	—	(3,140)	—	(3,140)
Dividend payments ($0.09 per share)	—	—	—	(4,439)	—	—	—	(4,439)
Dividends accrued on unvested RSUs	—	—	—	(23)	—	—	—	(23)
Deferred compensation adjustments, net of tax	—	—	—	—	24	—	—	24
PSUs, RSUs and restricted stock vested	—	—	—	(90)	(210)	—	—	(300)
Stock options exercised	—	—	—	(19)	87	—	—	68
Stock-based compensation expense	—	—	1,888	—	—	—	—	1,888
Balance as of June 30, 2022	79,652	$797	$292,727	$731,821	$(660,112)	$(16,696)	$—	$348,537
Net loss	—	—	—	(41,934)	—	—	(2,925)	(44,859)
Acquisition of Adtran Networks	27,995	280	577,980	—	—	—	316,415	894,675
Retirement of treasury stock	(30,330)	(303)	—	(655,761)	656,064	—	—	—
Other comprehensive loss, net of tax	—	—	—	—	—	(16,455)	(7,231)	(23,686)
Dividend payments ($0.09 per share)	—	—	—	(6,982)	—	—	—	(6,982)
Deferred compensation adjustments, net of tax	—	—	—	—	(35)	—	—	(35)
ADTRAN RSUs and restricted stock vested	4	—	—	(40)	—	—	—	(40)
ADTRAN stock options exercised	298	2	—	4,431	—	—	—	4,433
ADTRAN stock-based compensation expense	—	—	11,195	—	—	—	—	11,195
Reclassification of Adtran Networks stock options	—	—	187	—	—	—	99	286
Adtran Networks stock options exercised	—	—	236	—	—	—	129	365
Adtran Networks stock-based compensation expense	—	—	885	—	—	—	53	938
Balance as of September 30, 2022	77,619	$776	$883,210	$31,535	$(4,083)	$(33,151)	$306,540	$1,184,827

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

Revision of Previously Issued Financial Statements

During the fourth quarter of 2023, management identified an immaterial error relating to the understatement of non-controlling interest and the overstatement of accumulated other comprehensive income in the Condensed Consolidated Balance Sheet as of December 31, 2022 and the understatement of comprehensive loss attributable to non-controlling interest and overstated the comprehensive loss attributable to ADTRAN Holdings, Inc., net of tax in the Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2022. The immaterial misstatements occurred following the Business Combination between the Company and the Company’s majority-owned subsidiary, Adtran Networks SE (“Adtran Networks”) on July 15, 2022. The Company incorrectly presented the allocation of foreign currency translation loss attributable to the non-controlling interest for the year ended December 31, 2022. Management evaluated the impact of this error on the Company’s full year 2022 consolidated financial statements and determined that the consolidated financial statements were not materially misstated. However, in order to correctly state non-controlling interest and accumulated other comprehensive income in connection with the filing of this Amendment No. 1, the December 31, 2022 balance sheet items and comprehensive loss for the three and nine months ended September 30, 2022 have been corrected to reflect the impact of this immaterial error. The Company will revise its consolidated financial statements as of and for the year ended December 31, 2022 when it files its Form 10-K for the period ended December 31, 2023.

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

The following table reflects the impact of the revision to the specific line items presented in the Company’s previously reported Condensed Consolidated Statement of Changes in Equity as of September 30, 2022:

	September 30, 2022
(In thousands)	As Reported	Adjustment	As Restated
Accumulated Other Comprehensive Income	$(40,288)	$7,137	$(33,151)
Non-Controlling Interest	$313,677	$(7,137)	$306,540
Total Equity	$1,184,827	$—	$1,184,827

The following table reflects the impact of the revision to the specific line items presented in the Company’s previously reported Condensed Consolidated Statements of Comprehensive Loss as of September 30, 2022:

	For the Three Months Ended September 30, 2022			For the Nine Months Ended September 30, 2022
(In thousands)	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised

Comprehensive Loss attributable to non-controlling interest	$(94)	$(10,062)	$(10,156)	$(94)	$(10,062)	$(10,156)
Comprehensive Loss attributable to ADTRAN Holdings, Inc., net of tax	$(68,451)	$10,062	$(58,389)	$(72,217)	$10,062	$(62,155)

The accompanying applicable Notes have been updated to reflect the effects of the revision.

Restatement of Previously Issued Financial Statements

During the fourth quarter of 2023, the Company determined that it understated income attributable to the non-controlling interest, loss attributable to the Company, loss per common share attributable to ADTRAN Holdings, Inc. – basic and diluted, understated comprehensive income attributable to non-controlling interest and understated comprehensive loss attributable to ADTRAN Holdings, Inc., net of tax for the three and nine months ended September 30, 2023. The misstatements occurred following the effectiveness of the Domination Profit and Loss Transfer Agreement (“DPLTA”) between the Company and the Company’s majority-owned subsidiary, Adtran Networks SE (“Adtran Networks”) upon the registration of the DPLTA with the commercial register on January 16, 2023. Pursuant to the DPLTA, the minority shareholders of Adtran Networks are guaranteed recurring cash compensation commencing with respect to the 2023 fiscal year. The Company incorrectly presented the guaranteed cash compensation attributable to the non-controlling interest as a loss rather than income attributable to the non-controlling interest during the three and nine months ended September 30, 2023. This error resulted in an understatement of net income attributable to the non-controlling interest, an understatement of net loss attributable to the Company and loss per common share attributable to ADTRAN Holdings, Inc. - basic and diluted, an understatement of comprehensive income attributable to non-controlling interest and an understatement of comprehensive loss attributable to ADTRAN Holdings, Inc., net of tax. Additionally, this error resulted in an understatement of additional paid-in capital and an overstatement of accumulated other comprehensive income.

The Company restated the Condensed Consolidated Statements of Loss for the three and nine months ended September 30, 2023 presented in this report by increasing net loss attributable to the Company by $5.8 million and $17.2 million, respectively. The Company restated the Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2023 presented in this report by increasing comprehensive loss attributable to the Company by $2.9 million and $5.6 million, respectively.

The following tables reflects the impact of the restatement to the specific line items presented in the Company’s previously reported Condensed Consolidated Statements of Loss and the previously reported Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2023:

	For the Three Months Ended September 30, 2023			For the Nine Months Ended September 30, 2023
(In thousands)	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Income (Loss) attributable to non-controlling interest	$(2,914)	$5,828	$2,914	$(11,784)	$17,210	$5,426
Net Loss attributable to ADTRAN Holdings, Inc.	$(72,735)	$(5,828)	$(78,563)	$(140,533)	$(17,210)	$(157,743)
Loss per common share attributable to ADTRAN Holdings, Inc. – basic	$(0.93)	$(0.07)	$(1.00)	$(1.79)	$(0.22)	$(2.01)
Loss per common share attributable to ADTRAN Holdings, Inc. – diluted	$(0.93)	$(0.07)	$(1.00)	$(1.79)	$(0.22)	$(2.01)
Comprehensive Income attributable to non-controlling interest	$—	$2,914	$2,914	$244	$5,564	$5,808
Comprehensive Loss attributable to ADTRAN Holdings, Inc., net of tax	$(105,057)	$(2,914)	$(107,971)	$(166,230)	$(5,564)	$(171,794)

The accompanying applicable Notes have been updated to reflect the effects of the restatement as of September 30, 2023.

The following table reflects the impact of the restatement, in addition to the revision of the December 31, 2022 balances referenced above, to the specific line items presented in the Company’s previously reported Condensed Consolidated Balance Sheets as of September 30, 2023 and the Condensed Consolidated Statement of Changes in Equity for the period ended September 30, 2023:

	September 30, 2023
(In thousands)	As Reported	Adjustment	As Restated
Additional Paid-in Capital	$770,565	$20,725	$791,290
Accumulated Other Comprehensive Income	$32,800	$(20,725)	$12,075
Total Equity	$684,893	$—	$684,893

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

The following table summarizes the components of net periodic pension cost related to the Company's defined benefit pension plans:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2023	2022	2023	2022
Service cost	$401	$478	$1,203	$981
Interest cost	(33)	204	(99)	638
Expected return on plan assets	59	(465)	177	(1,384)
Amortization of actuarial losses	7	81	20	254
Net periodic pension cost	$434	$298	$1,301	$489

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

15. EQUITY

Accumulated Other Comprehensive (Loss) Income

The following tables present the changes in accumulated other comprehensive (loss) income, net of tax, by component:

	Three Months Ended September 30, 2023 (As Restated)
(In thousands)	Unrealized (Losses) Gains on Available- for-Sale Securities	Defined Benefit Plan Adjustments	Foreign Currency Adjustments	ASU 2018-02 Adoption	Total
Balance as of June 30, 2023	$(773)	$(958)	$42,829	$385	$41,483
Other comprehensive income (loss) before reclassifications	635	—	(29,716)	—	(29,081)
Amounts reclassified from accumulated other comprehensive loss	(244)	(83)	—	—	(327)
Net current period other comprehensive income (loss)	391	(83)	(29,716)	—	(29,408)
Balance as of September 30, 2023	$(382)	$(1,041)	$13,113	$385	$12,075

	Three Months Ended September 30, 2022
(In thousands)	Unrealized (Losses) Gains on Available- for-Sale Securities	Defined Benefit Plan Adjustments	Foreign Currency Adjustments	ASU 2018-02 Adoption	Total
Balance as of June 30, 2022	$(1,476)	$(5,713)	$(9,892)	$385	$(16,696)
Other comprehensive loss before reclassifications	(254)	—	(23,172)	—	(23,426)
Amounts reclassified from accumulated other comprehensive loss	(142)	(118)	—	—	(260)
Net current period other comprehensive loss	(396)	(118)	(23,172)	—	(23,686)
Less: Comprehensive loss attributable to non-controlling interest, net of tax	—	—	(7,231)	—	(7,231)
Balance as of September 30, 2022	$(1,872)	$(5,831)	$(25,833)	$385	$(33,151)

	Nine Months Ended September 30, 2023 (As Restated)
(In thousands)	Unrealized (Losses) Gains on Available- for-Sale Securities	Defined Benefit Plan Adjustments	Foreign Currency Adjustments	ASU 2018-02 Adoption	Total
Balance as of December 31, 2022	$(836)	$(1,016)	$27,593	$385	$26,126
Other comprehensive income (loss) before reclassifications	733	—	(14,098)	—	(13,365)
Amounts reclassified from accumulated other comprehensive loss	(279)	(25)	—	—	(304)
Net current period other comprehensive income (loss)	454	(25)	(14,098)	—	(13,669)
Less: Comprehensive income attributable to non-controlling interest, net of tax	—	—	382	—	382
Balance as of September 30, 2023	$(382)	$(1,041)	$13,113	$385	$12,075

	Nine Months Ended September 30, 2022
(In thousands)	Unrealized (Losses) Gains on Available- for-Sale Securities	Defined Benefit Plan Adjustments	Foreign Currency Adjustments	ASU 2018-02 Adoption	Total
Balance as of December 31, 2021	$(552)	$(5,613)	$(6,134)	$385	$(11,914)
Other comprehensive loss before reclassifications	(1,818)	—	(26,930)	—	(28,748)
Amounts reclassified from accumulated other comprehensive income (loss)	498	(218)	—	—	280
Net current period other comprehensive loss	(1,320)	(218)	(26,930)	—	(28,468)
Less: Comprehensive loss attributable to non-controlling interest, net of tax	—	—	(7,231)	—	(7,231)
Balance as of September 30, 2022	$(1,872)	$(5,831)	$(25,833)	$385	$(33,151)

The following tables present the details of reclassifications out of accumulated other comprehensive loss:

	Three Months Ended September 30, 2023
(In thousands)	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Statement Where Net Loss Is Presented
Unrealized gain (loss) on available-for-sale securities:
Net realized loss on sales of securities	$321	Net investment (loss) gain
Defined benefit plan adjustments – actuarial loss	120	(1)
Total reclassifications for the period, before tax	441
Tax benefit	(114)
Total reclassifications for the period, net of tax	$327
(1)
A part of the computation of net periodic pension cost, which is included in other income, net in the Condensed Consolidated Statements of Loss.

	Three Months Ended September 30, 2022
(In thousands)	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Statement Where Net Loss Is Presented
Unrealized gain (loss) on available-for-sale securities:
Net realized loss on sales of securities	$187	Net investment (loss) gain
Defined benefit plan adjustments – actuarial loss	171	(1)
Total reclassifications for the period, before tax	358
Tax benefit	(98)
Total reclassifications for the period, net of tax	$260
(1)
A part of the computation of net periodic pension cost, which is included in other income, net in the Condensed Consolidated Statements of Loss.

	Nine Months Ended September 30, 2023
(In thousands)	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Statement Where Net Loss Is Presented
Unrealized gain (loss) on available-for-sale securities:
Net realized loss on sales of securities	$367	Net investment (loss) gain
Defined benefit plan adjustments – actuarial loss	36	(1)
Total reclassifications for the period, before tax	403
Tax benefit	(99)
Total reclassifications for the period, net of tax	$304
(1)
A part of the computation of net periodic pension cost, which is included in other income, net in the Condensed Consolidated Statements of Loss.

	Nine Months Ended September 30, 2022
(In thousands)	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Statement Where Net Loss Is Presented
Unrealized gain (loss) on available-for-sale securities:
Net realized gain on sales of securities	$(655)	Net investment (loss) gain
Defined benefit plan adjustments – actuarial loss	316	(1)
Total reclassifications for the period, before tax	(339)
Tax expense	59
Total reclassifications for the period, net of tax	$(280)
(1)
A part of the computation of net periodic pension cost, which is included in other income, net in the Condensed Consolidated Statements of Loss.

The following table presents the tax effects related to the change in each component of other comprehensive (loss) income:

	Three Months Ended			Three Months Ended
	September 30, 2023			September 30, 2022
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Unrealized gain (loss) on available-for-sale securities	$836	$(201)	$635	$(334)	$80	$(254)
Reclassification adjustment for amounts related to available-for-sale investments included in net (loss) gain	(321)	77	(244)	(187)	45	(142)
Reclassification adjustment for amounts related to defined benefit plan adjustments included in net loss	(120)	37	(83)	(171)	53	(118)
Foreign currency translation adjustments	(29,716)	—	(29,716)	(23,172)	—	(23,172)
Total Other Comprehensive Loss	$(29,321)	$(87)	$(29,408)	$(23,864)	$178	$(23,686)

	Nine Months Ended			Nine Months Ended
	September 30, 2023			September 30, 2022
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Unrealized gain (loss) on available-for-sale securities	$964	$(231)	$733	$(2,392)	$574	$(1,818)
Reclassification adjustment for amounts related to available-for-sale investments included in net (loss) gain	(367)	88	(279)	655	(157)	498
Reclassification adjustment for amounts related to defined benefit plan adjustments included in net loss	(36)	11	(25)	(316)	98	(218)
Foreign currency translation adjustments	(14,098)	—	(14,098)	(26,930)	—	(26,930)
Total Other Comprehensive Loss	$(13,537)	$(132)	$(13,669)	$(28,983)	$515	$(28,468)

16. REDEEMABLE NON-CONTROLLING INTEREST

The following table summarizes the redeemable non-controlling interest activity for the nine months ended September 30, 2023:

Nine Months Ended
(In thousands)	September 30, 2023
Balance at beginning of period	$—
Reclassification of non-controlling interests	443,757
Redemption of redeemable non-controlling interest	(1,558)
Net income attributable to redeemable non-controlling interests	8,605
Annual recurring compensation earned	(8,605)
Translation adjustment	(10,291)
Adtran Networks stock option exercises	13
Balance as of September 30, 2023	$431,921

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

17. LOSS PER SHARE

The calculation of basic and diluted loss per share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2023 (As Restated)	2022	2023 (As Restated)	2022
Numerator
Net loss attributable to ADTRAN Holdings, Inc.	$(78,563)	$(41,934)	$(157,743)	$(40,918)
Denominator
Weighted average number of shares – basic	78,389	73,036	78,378	57,175
Effect of dilutive securities
Stock options	—	—	—	—
PSUs, RSUs and restricted stock	—	—	—	—
Weighted average number of shares – diluted	78,389	73,036	78,378	57,175
Loss per share attributable to ADTRAN Holdings, Inc. – basic	$(1.00)	$(0.57)	$(2.01)	$(0.72)
Loss per share attributable to ADTRAN Holdings, Inc. – diluted	$(1.00)	$(0.57)	$(2.01)	$(0.72)

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

Unless the context otherwise indicates or requires, references in this Quarterly Report on Form 10-Q/A to "ADTRAN", the “Company,” “we,” “us” and “our” refer to ADTRAN Holdings, Inc. and its consolidated subsidiaries for periods subsequent to the Merger and to ADTRAN, Inc. and its consolidated subsidiaries for periods prior to the Merger. The prior period results do not include the results of Adtran Networks prior to the Business Combination which occurred on July 15, 2022.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023 (As Restated)	2022	2023 (As Restated)	2022
Revenue
Network Solutions	83.9%	89.5%	86.0%	89.8%
Services & Support	16.1	10.5	14.0	10.2
Total Revenue	100.0	100.0	100.0	100.0
Cost of Revenue
Network Solutions	58.8	65.3	64.6	61.9
Network Solutions - Inventory Write Down	7.7	—	2.3	—
Services & Support	6.2	4.4	5.6	5.1
Total Cost of Revenue	72.7	69.8	72.4	67.1
Gross Profit	27.3	30.2	27.6	32.9
Selling, general and administrative expenses	23.1	22.0	21.3	19.6
Research and development expenses	23.0	17.4	22.0	16.8
Asset impairment	—	5.0	—	2.5
Goodwill impairment	13.9	—	4.1	—
Operating Loss	(32.8)	(14.1)	(19.9)	(6.0)
Interest and dividend income	0.2	0.1	0.1	0.1
Interest expense	(1.7)	(0.4)	(1.3)	(0.2)
Net investment (loss) gain	(0.5)	(0.8)	0.1	(1.6)
Other income, net	0.9	0.7	0.5	0.4
Loss Before Income Taxes	(33.9)	(14.4)	(20.4)	(7.3)
Income tax benefit	6.1	1.3	3.9	0.7
Net Loss	(27.8)%	(13.2)%	(16.5)%	(6.6)%
Net Income (Loss) attributable to non-controlling interest	1.1	—	0.6	—
Net Loss attributable to ADTRAN Holdings, Inc.	(28.8)%	(12.3)%	(17.1)%	(6.1)%

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

NET LOSS ATTRIBUTABLE TO ADTRAN HOLDINGS, INC. (AS RESTATED)

As a result of the above factors, net loss attributable to ADTRAN Holdings, Inc. increased from net loss of $41.9 million for the three months ended September 30, 2022 to a net loss of $78.6 million for the three months ended September 30, 2023 and increased from net loss of $40.9 million for the nine months ended September 30, 2022 to a net loss of $157.7 million for the nine months ended September 30, 2023. Upon the DPLTA becoming effective on January 16, 2023, the Company began absorbing all Adtran Networks losses rather than just the loss related to the Company's ownership percentage in Adtran Networks.

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

Accounting Policies

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used or if changes in the accounting estimate that are reasonably likely to occur could materially impact the results of financial operations. Several accounting policies, as described in Note 1 of Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Amendment No. 1, require material subjective or complex judgment and have a significant impact on our financial condition and results of operations, as applicable. We believe the critical accounting policies affect our more significant judgments and estimates used in the preparation of our Condensed Consolidated Financial Statements. During the nine months ended September 30, 2023, other than the change in accounting policy regarding non-controlling interests as outlined in Note 1 and Note 16 to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Amendment No. 1, there were no significant changes to our critical accounting policies and estimates as described in the financial statements contained in the 2022 Form 10-K/A.

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

In the Part I, Item 4, "Controls and Procedures - Material Weakness in Internal Control over Financial Reporting" of the Original Filing of the Form 10-Q for the three-month period ended September 30, 2023, we identified that we did not design and maintain effective controls over the presentation and disclosure of debt agreements, specifically to ensure the presentation and disclosure reflect the terms of the agreements. In the Part I, Item 4, "Controls and Procedures - Material Weaknesses in Internal Control over Financial Reporting" of this Amendment No. 1, we have subsequently identified the following additional material weaknesses:

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

Management’s Remediation Efforts

To remediate the material weakness in our internal control over financial reporting with respect to the presentation and disclosure of debt agreements, during the three months ended September 30, 2023, our management implemented a new control over the review of new or amendments to our agreements for terms and conditions that impact the presentation or disclosure of debt. We believe that the foregoing actions will support the improvement of the Company's internal control over financial reporting and, through our efforts to identify, design and implement the necessary control activities, will be effective in remediating certain of the material weaknesses described above.

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

Changes in Internal Control over Financial Reporting.

We have extended our oversight and monitoring processes that support our internal control over financial reporting and disclosure controls and procedures to include Adtran Networks operations. Other than the extension of our oversight and monitoring processes to include Adtran Networks operations and the ongoing remediation efforts related to the material weaknesses described above, there were no other changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

We have had to restate our previously issued consolidated financial statements and, as part of that process, we identified material weaknesses in our internal control over financial reporting. If we are unable to develop and maintain effective internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and may adversely affect our business, financial condition and results of operations.

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

We may face litigation and other risks as a result of the restatements of our previously issued consolidated financial statements, including the restatements restatement of certain financial statements in August 2023 and the restatements described in the "Explanatory Note" within this Amendment No. 1, and the material weaknesses in our internal control over financial reporting.

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

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022; (ii) Condensed Consolidated Statements of Loss for the three and nine months ended September 30, 2023 and 2022; (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2023 and 2022; (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2023 and 2022; (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022; and (vi) Notes to Condensed Consolidated Financial Statements

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