Form 10-Q
period 2024-06-30
ADTRAN Holdings, Inc.
filed 2024-08-09
CIK 926282

1

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 1, 2024, the registrant had 79,232,047 shares of common stock, $0.01 par value per share, outstanding.

ADTRAN Holdings, Inc.

Quarterly Report on Form 10-Q

For the three and six months ended June 30, 2024

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

GENERAL

Unless the context otherwise indicates or requires, references in this Quarterly Report on Form 10-Q to “ADTRAN,” the “Company,” “we,” “us” and “our” refer to ADTRAN, Inc. and its consolidated subsidiaries prior to the merger of Acorn MergeCo, Inc., a subsidiary of ADTRAN Holdings, Inc., with and into ADTRAN, Inc., on July 8, 2022, after which ADTRAN, Inc. became a wholly-owned direct subsidiary of ADTRAN Holdings, Inc. (“Merger”), and to ADTRAN Holdings, Inc. and its consolidated subsidiaries following the Merger. Furthermore, unless the context otherwise indicates or requires, references in this Quarterly Report on Form 10-Q to “Adtran Networks” refer to Adtran Networks SE (formerly ADVA Optical Networking SE).

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

Risks related to our financial results and Company success

•
We are obligated to comply with covenants related to our Wells Fargo Credit Agreement that restrict our operating activities, and the failure to comply with such covenants could result in defaults that accelerate our debt.
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
•
Ongoing inflationary pressures have negatively impacted our revenues and profitability.

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
•
We depend on a third-party cloud platform provider to host our Mosaic One SaaS network and other operating platforms, and if we were to experience a material disruption or interference in service, our business and reputation could suffer.

Risks related to the Company's stock price

•
Our financial performance and operating results historically have fluctuated and are likely to continue to fluctuate in future periods, which may adversely affect our stock price.
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADTRAN Holdings, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	June 30,	December 31,
	2024	2023
ASSETS
Current Assets
Cash and cash equivalents	$111,185	$87,167
Accounts receivable, less allowance for credit losses of $191 and $400 as of June 30, 2024 and December 31, 2023, respectively	186,176	216,445
Other receivables	11,436	17,450
Income tax receivable	13,050	7,933
Inventory, net	287,860	362,295
Prepaid expenses and other current assets	58,612	45,566
Total Current Assets	668,319	736,856
Property, plant and equipment, net	134,578	123,020
Deferred tax assets	24,931	25,787
Goodwill	54,897	353,415
Intangibles, net	290,793	327,985
Other non-current assets	87,105	87,706
Long-term investments	30,159	27,743
Total Assets	$1,290,782	$1,682,512
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND EQUITY
Current Liabilities
Accounts payable	$158,550	$162,922
Unearned revenue	55,107	46,731
Accrued expenses and other liabilities	36,307	37,607
Accrued wages and benefits	37,520	27,030
Income tax payable, net	2,228	5,221
Total Current Liabilities	289,712	279,511
Non-current revolving credit agreement outstanding	190,273	195,000
Deferred tax liabilities	21,077	35,655
Non-current unearned revenue	26,584	25,109
Non-current pension liability	11,505	12,543
Deferred compensation liability	30,601	29,039
Non-current lease obligations	26,613	31,420
Other non-current liabilities	34,445	28,657
Total Liabilities	630,810	636,934
Commitments and contingencies (see Note 18)
Redeemable Non-Controlling Interest	439,743	451,756
Equity
Common stock, par value $0.01 per share; 200,000 shares authorized; 79,121 shares issued and 78,855 outstanding as of June 30, 2024 and 78,970 shares issued and 78,674 outstanding as of December 31, 2023	791	790
Additional paid-in capital	802,737	795,304
Accumulated other comprehensive income	28,274	47,461
Retained deficit	(606,375)	(243,908)
Treasury stock at cost: 266 and 297 shares as of June 30, 2024 and December 31, 2023, respectively	(5,198)	(5,825)
Total Equity	220,229	593,822
Total Liabilities, Redeemable Non-Controlling Interest and Equity	$1,290,782	$1,682,512

See accompanying notes to condensed consolidated financial statements.

ADTRAN Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF LOSS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue
Network Solutions	$179,194	$283,002	$360,467	$565,420
Services & Support	46,797	44,376	91,697	85,870
Total Revenue	225,991	327,378	452,164	651,290
Cost of Revenue
Network Solutions	124,457	216,960	250,783	436,090
Network Solutions - inventory write-down and other charges	143	—	8,925	—
Services & Support	19,816	17,865	38,626	34,839
Total Cost of Revenue	144,416	234,825	298,334	470,929
Gross Profit	81,575	92,553	153,830	180,361
Selling, general and administrative expenses	59,493	66,583	118,593	133,980
Research and development expenses	60,388	70,598	120,639	140,741
Goodwill impairment	—	—	292,583	—
Operating Loss	(38,306)	(44,628)	(377,985)	(94,360)
Interest and dividend income	366	358	763	662
Interest expense	(6,906)	(4,064)	(11,504)	(7,351)
Net investment gain	872	1,262	3,125	2,514
Other (expense) income, net	(901)	2,494	409	2,191
Loss Before Income Taxes	(44,875)	(44,578)	(385,192)	(96,344)
Income tax (expense) benefit	(2,136)	8,363	16,511	19,676
Net Loss	$(47,011)	$(36,215)	$(368,681)	$(76,668)
Less: Net Income attributable to non-controlling interest(1)	2,854	2,882	5,734	2,512
Net Loss attributable to ADTRAN Holdings, Inc.	$(49,865)	$(39,097)	$(374,415)	$(79,180)

Weighted average shares outstanding – basic	78,852	78,366	78,803	78,364
Weighted average shares outstanding – diluted	78,852	78,366	78,803	78,364

Loss per common share attributable to ADTRAN Holdings, Inc. – basic	$(0.63)	$(0.50)	$(4.75)	$(1.01)
Loss per common share attributable to ADTRAN Holdings, Inc. – diluted	$(0.63)	$(0.50)	$(4.75)	$(1.01)

(1) For the three and six months ended June 30, 2024, we recognized $2.9 million and $5.7 million, respectively, net income attributable to non-controlling interest, representing the recurring cash compensation earned by non-controlling interest shareholders post-DPLTA. For the three and six months ended June 30, 2023, we recognized $2.9 million and $5.7 million, respectively, representing the recurring cash compensation earned by non-controlling interest shareholders post-DPLTA, partially offset by a $3.2 million net loss attributable to non-controlling interests pre-DPLTA for the six months ended June 30, 2023.

See accompanying notes to condensed consolidated financial statements.

ADTRAN Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net Loss	$(47,011)	$(36,215)	$(368,681)	$(76,668)
Other Comprehensive (Loss) Income, net of tax
Net unrealized (loss) gain on available-for-sale securities	—	(6)	—	63
Defined benefit plan adjustments	(7)	23	(67)	58
Foreign currency translation (loss) gain	(1,375)	6,940	(19,120)	15,618
Other Comprehensive (Loss) Income, net of tax	(1,382)	6,957	(19,187)	15,739
Comprehensive Loss, net of tax	(48,393)	(29,258)	(387,868)	(60,929)
Less: Comprehensive Income attributable to non-controlling interest, net of tax	2,854	2,882	5,734	2,894
Comprehensive Loss attributable to ADTRAN Holdings, Inc., net of tax	$(51,247)	$(32,140)	$(393,602)	$(63,823)

See accompanying notes to condensed consolidated financial statements.

ADTRAN Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(In thousands, except per share amounts)

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total Equity
Balance as of December 31, 2023	78,970	$790	$795,304	$(243,908)	$(5,825)	$47,461	$593,822
Net loss	—	—	—	(321,670)	—	—	(321,670)
Annual recurring compensation earned	—	—	—	(2,880)	—	—	(2,880)
Other comprehensive loss, net of tax	—	—	—	—	—	(17,805)	(17,805)
Deferred compensation adjustments, net of tax	—	—	(368)	3	627	—	262
ADTRAN RSUs and restricted stock vested	110	1	—	(243)	—	—	(242)
ADTRAN stock options exercised	36	—	—	219	—	—	219
ADTRAN stock-based compensation expense	—	—	3,957	—	—	—	3,957
Redemption of redeemable non-controlling interest	—	—	—	1	—	—	1
Foreign currency remeasurement of redeemable non-controlling interest	—	—	—	10,115	—	—	10,115
Adtran Networks stock-based compensation expense	—	—	4	—	—	—	4
Balance as of March 31, 2024	79,116	$791	$798,897	$(558,363)	$(5,198)	$29,656	$265,783
Net loss	—	—	—	(47,011)	—	—	(47,011)
Annual recurring compensation earned	—	—	—	(2,854)	—	—	(2,854)
Other comprehensive loss, net of tax	—	—	—	—	—	(1,382)	(1,382)
Deferred compensation adjustments, net of tax	—	—	—	(3)	—	—	(3)
ADTRAN RSUs and restricted stock vested	5	—	—	(16)	—	—	(16)
ADTRAN stock-based compensation expense	—	—	3,836	—	—	—	3,836
Redemption of redeemable non-controlling interest	—	—	—	4	—	—	4
Foreign currency remeasurement of redeemable non-controlling interest	—	—	—	1,868	—	—	1,868
Adtran Networks stock-based compensation expense	—	—	4	—	—	—	4
Balance as of June 30, 2024	79,121	$791	$802,737	$(606,375)	$(5,198)	$28,274	$220,229

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

ADTRAN Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(368,681)	$(76,668)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	45,156	67,467
Goodwill Impairment	292,583	—
Amortization of debt issuance cost	1,013	291
Gain on investments, net	(2,867)	(4,530)
Net loss on disposal of property, plant and equipment	185	—
Stock-based compensation expense	7,793	8,103
Deferred income taxes	(13,684)	(31,962)
Other, net	(126)	130
Inventory write down - business efficiency program	4,135	—
Inventory reserves	3,722	20,885
Changes in operating assets and liabilities:
Accounts receivable, net	26,913	40,975
Other receivables	6,279	561
Income taxes receivable, net	(5,653)	—
Inventory	62,151	(6,920)
Prepaid expenses, other current assets and other assets	(14,731)	7,105
Accounts payable	(3,966)	(67,923)
Accrued expenses and other liabilities	19,152	110
Income taxes payable, net	(2,878)	6,216
Net cash provided by (used in) operating activities	56,496	(36,160)

Cash flows from investing activities:
Purchases of property, plant and equipment	(29,369)	(20,118)
Proceeds from sales and maturities of available-for-sale investments	956	2,074
Purchases of available-for-sale investments	(121)	(580)
Proceeds from beneficial interests in securitized accounts receivable	—	1,156
Net cash used in investing activities	(28,534)	(17,468)

Cash flows from financing activities:
Tax withholdings related to stock-based compensation settlements	(189)	(6,315)
Proceeds from stock option exercises	219	163
Dividend payments	—	(14,156)
Proceeds from receivables purchase agreement	68,556	—
Repayments on receivables purchase agreement	(66,399)	—
Proceeds from draw on revolving credit agreements	—	163,729
Repayment of revolving credit agreements	(5,000)	(49,155)
Payment for redemption of redeemable non-controlling interest	(25)	(1,202)
Payment of debt issuance cost	(1,994)	—
Repayment of notes payable	—	(24,885)
Net cash (used in) provided by financing activities	(4,832)	68,179

Net increase in cash and cash equivalents	23,130	14,551
Effect of exchange rate changes	888	1,099
Cash and cash equivalents, beginning of period	87,167	108,644
Cash and cash equivalents, end of period	$111,185	$124,294

Supplemental disclosure of cash financing activities:
Cash paid for interest	$6,554	$4,719
Cash paid for income taxes	$7,433	$—
Cash used in operating activities related to operating leases	$4,780	$5,082
Supplemental disclosure of non-cash investing activities:
Right-of-use assets obtained in exchange for lease obligations	$1,999	$515
Purchases of property, plant and equipment included in accounts payable	$1,059	$2,662

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

The Company solely owns ADTRAN, Inc. and is the majority shareholder of Adtran Networks SE (formerly ADVA Optical Networking SE). ADTRAN, Inc. is a leading global provider of open, disaggregated networking and communications solutions. Adtran Networks is a global provider of network solutions for data, storage, voice and video services. We believe that the combined technology portfolio can best address current and future customer needs for high-speed connectivity from the network core to the end consumer and in particular upon the convergence of solutions at the network edge.

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

Pursuant to the terms of the DPLTA, each Adtran Networks shareholder (other than the Company) has received an offer to elect either (1) to remain an Adtran Networks shareholder and receive from us an Annual Recurring Compensation payment, or (2) to receive Exit Compensation plus guaranteed interest. The guaranteed interest under the Exit Compensation is calculated from the effective date of the DPLTA to the date the shares are tendered, less any Annual Recurring Compensation paid. The guaranteed interest rate is 5.0% plus a variable component (according to the German Civil Code) that was 3.62% as of June 30, 2024. Assuming all the minority holders of currently outstanding Adtran Networks shares were to elect the second option, we would be obligated to make aggregate Exit Compensation payments, including guaranteed interest, of approximately €345.6 million or approximately $371.3 million, based on an exchange rate as of June 30, 2024, and reflecting interest accrued through June 30, 2024 during the pendency of the appraisal proceedings discussed below. Shareholders electing the first option of Annual Recurring Compensation may later elect the second option. The opportunity for outside Adtran Networks shareholders to tender Adtran Networks shares in exchange for Exit Compensation had been scheduled to expire on March 16, 2023. However, due to the appraisal proceedings that have been initiated in accordance with applicable German law, this time period for tendering shares has been extended pursuant to the German Stock Corporation Act (Aktiengesetz) and will end two months after the date on which a final decision in such appraisal proceedings has been published in the Federal Gazette (Bundesanzeiger).

We are also obligated to absorb any annual net loss of Adtran Networks under the DPLTA. Additionally, our obligation to pay Annual Recurring Compensation under the DPLTA is a continuing payment obligation, which will amount to approximately €10.6 million or $11.4 million (based on the current exchange rate) per year assuming none of the minority Adtran Networks shareholders were to elect Exit Compensation. The foregoing amounts do not reflect any potential increase in payment obligations that we may have depending on the outcome of ongoing appraisal proceedings in Germany. The Annual Recurring Compensation is due on the third banking day following the ordinary general shareholders’ meeting of Adtran Networks for the respective preceding fiscal year (but in any event within eight months following expiration of the fiscal year). With respect to the 2023 fiscal year, Adtran Networks’ ordinary general shareholders’ meeting occurred on June 28, 2024 and, therefore, the Annual Recurring Compensation was paid on July 3, 2024. During the three and six months ended June 30, 2024, and 2023, we accrued $2.9 million and $5.7 million, respectively, in Annual Recurring Compensation, which was reflected as an increase to retained deficit.

On October 18, 2022, the Company's Board of Directors authorized the Company to purchase additional shares of Adtran Networks through open market purchases not to exceed 15,346,544 shares. For the three and six months ended June 30, 2024, approximately one thousand shares of Adtran Networks stock were tendered to the Company. This resulted in Exit Compensation payments of approximately €19 thousand and €23 thousand, respectively, or approximately $20 thousand and $25 thousand, respectively, based on an exchange rate as of June 30, 2024, were paid to Adtran Networks shareholders. For the three and six months ended June 30, 2023, approximately 46 thousand shares and 63 thousand shares, respectively, of Adtran Networks stock were tendered to the Company. This resulted in Exit Compensation payments of approximately €0.8 thousand and €1.1 million, respectively, or approximately $0.9 million and $1.2 million, respectively, based on an exchange rate as of June 30, 2023, were paid to Adtran Networks shareholders.

On July 18, 2022, ADTRAN, Inc., as the borrower, and ADTRAN Holdings, Inc. entered into a credit agreement with a syndicate of banks, including Wells Fargo Bank, National Association, as administrative agent (“Administrative Agent”), and the other lenders named therein (“Credit Agreement”), which has since been amended four times. Pursuant to the terms of the Credit Agreement, as amended, the Company, ADTRAN, Inc., and the subsidiary guarantors (together, the “Credit Parties”) are subject to a liquidity covenant, which provides that, during the fourth quarter of 2023 through and including the third quarter of 2024 (“Covenant Relief Period”) or a Springing Covenant Period (i.e., the period beginning upon the purchase by the Company of at least 60% of the outstanding shares of Adtran Networks not owned by the Company as of August 9, 2023 and the three consecutive quarterly test periods after such date), as of the last day of any fiscal quarter, the cash and cash equivalents of the Credit Parties must be at least $50.0 million and the cash and cash equivalents of the Company and its subsidiaries must be at least $70.0 million, limiting our ability to pay the obligations under the DPLTA. The Company had access to $206.0 million on its Credit Facility for future borrowings; however, as of June 30, 2024, the Company was limited to additional borrowings of $16.4 million based on debt covenant compliance metrics. See Note 11, Revolving Credit Agreements for additional information regarding the terms of the Wells Fargo Credit Agreement and its amendments.

As of June 30, 2024, and as of the date of issuance of these financial statements, the Company does not have sufficient liquidity to meet payment obligations under the DPLTA pertaining to Exit Compensation. We believe the probability that more than a small minority of Adtran Networks shareholders elect to receive Exit Compensation in the next twelve months is remote based on the diverse base of shareholders that must make this election on an individual shareholder basis, the current ongoing appraisal proceedings involving a dispute on the value of the Exit Compensation which is expected to take 24-32 months to resolve, the current guaranteed Annual Recurring Compensation payment plus the interest earned on such shares during the ongoing appraisal proceedings, and the current trading value of Adtran Networks shares.

The Company experienced revenue declines in the year ended December 31, 2023, and during the three and six months ended June 30, 2024. To the extent that the Company is further impacted by customers' inventory reduction initiatives, the Company is implementing plans to preserve cash liquidity and maintain compliance with the Company’s covenants. The Company has suspended dividend payments and is continuing to implement a business efficiency program, which includes, but is not limited to ongoing reductions in operating expenses and a site consolidation plan. In connection with the site consolidation plan, the Company is also exploring a potential sale of portions of our headquarters in Huntsville. There can be no assurance that the Company will be successful in effecting this action on commercially reasonable terms or at all. We may need to further reduce capital expenditure and/or take other steps to preserve working capital in order to ensure that we can meet our needs and obligations and maintain compliance with our debt covenants.

In summary, the Company believes that its cash and cash equivalents, investments, working capital management initiatives and availability to access cash under the Wells Fargo credit facility will be adequate to meet our business operating requirements, our capital expenditures and our expected obligations under the DPLTA, including anticipated levels of Exit Compensation and to support our ability to continue to comply with our debt covenants under the Credit Facility, for at least the next twelve months, from the issuance of these financial statements. See Note 11, Revolving Credit Agreements, for additional information regarding the terms of the Amendments of the Wells Fargo Credit agreement.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of ADTRAN Holdings, Inc. and its subsidiaries have been prepared pursuant to the rules and regulations of the SEC applicable to interim financial information presented in Quarterly Reports on Form 10-Q. Accordingly, certain information and notes required by generally accepted accounting principles in the United States of America (“U.S. GAAP”) for complete financial statements are not included herein. The December 31, 2023, Condensed Consolidated Balance Sheet is derived from audited financial statements but does not include all disclosures required by U.S. GAAP for annual financial statements.

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

We assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to us and the unknown future impacts of ongoing inflationary pressures, continued elevated interest rates, instability in the financial services industry, currency fluctuations and political tensions as of June 30, 2024, and through the date of this report. These conditions could result in further impacts to the Company's consolidated financial statements in future reporting periods. The accounting matters assessed included, but were not limited to, the allowance for credit losses, stock-based compensation, carrying value of goodwill, intangibles and other long-lived assets, financial assets, valuation allowances for tax assets, revenue recognition and costs of revenue.

Accounts Receivable Factoring

New Accounts Receivable Factoring Agreement

On December 19, 2023, the Company entered into a new factoring agreement with a third-party financial institution to replace the Company’s prior accounts receivable purchase agreement, to sell on a revolving basis, undivided interests in the Company’s accounts receivable. The new factoring agreement qualifies for treatment as a secured borrowing with a pledge of collateral under Accounting Standards Codification ("ASC") Topic 810, Consolidations, as the Company is considered the primary beneficiary in a variable interest entity created to hold the factored receivables and the Company retains a residual claim on reserves related to the factored receivables. Within the Condensed Consolidated Balance Sheets, the receivables factored continue to be carried in accounts receivable, less allowance for credit losses, and the secured borrowings are carried as a current liability within accounts payable. The proceeds and repayments of secured borrowings are reflected as cash flows (used in) provided by financing activities within the Condensed Consolidated Statements of Cash Flows, and program fees are recorded as interest expense in the Consolidated Statements of Loss. The short-term liability classification of the secured borrowings is based on the estimated timing of the collection of the accounts receivable which are expected to be received within 12 months. See Note 2 for additional information.

Previous Accounts Receivable Factoring Agreement

The Company had previously entered into a factoring agreement to sell certain receivables to an unrelated third-party financial institution on a non-recourse basis. These transactions were accounted for in accordance with ASC Topic 860 and resulted in a reduction in accounts receivable because the agreement transferred effective control over, and risk related to the receivables to the buyers. Trade accounts receivables balances sold were removed from the Condensed Consolidated Balance Sheets and cash received was reflected as cash flows provided by (used in) operating activities in the Condensed Consolidated Statements of Cash Flow. Factoring related interest expense was recorded to interest expense on the Condensed Consolidated Statements of Loss. On each sale date, the financial institution retained from the sale price a default reserve, up to a required balance, which was held by the financial institution in a reserve account and pledged to the Company. The financial institution was entitled to withdraw from the reserve account the sale price of a defaulted receivable. The balance in the reserve account was included in other assets on the Condensed Consolidated Balance Sheets.

Redeemable Non-Controlling Interest

As of June 30, 2024 and December 31, 2023, the non-controlling Adtran Networks stockholders’ equity ownership percentage in Adtran Networks was approximately 34.6% for each period.

As a result of the effectiveness of the DPLTA on January 16, 2023, the Adtran Networks shares, representing the equity interest in Adtran Networks held by holders other than the Company, can be tendered at any time and are, therefore, redeemable and must be classified outside stockholders’ equity. Therefore, the permanent equity noncontrolling interest balance was reclassified to redeemable non-controlling interest on January 16, 2023, and was remeasured to fair value based on the trading market price of the Adtran Networks shares.

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

In November 2023, the FASB issued ASU 2023-7, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures", which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, allowing financial statement users to better understand the components of a segment's profit or loss to assess potential future cash flows for each reportable segment and the entity as a whole. The amendments expand a public entity's segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker ("CODM"), clarifying when an entity may report one or more additional measures to assess segment performance, requiring enhanced interim disclosures, providing new disclosure requirements for entities with a single reportable segment, and requiring other new disclosures. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. The Company expects to adopt the new disclosures as required for the year ended December 31, 2024. The Company is currently evaluating the impact on the related disclosures.

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

The following tables disaggregate revenue by reportable segment and revenue category:

	Three Months Ended
	June 30, 2024			June 30, 2023
(In thousands)	Network Solutions	Services & Support	Total	Network Solutions	Services & Support	Total
Optical Networking Solutions	$51,467	$22,220	$73,687	$120,221	$22,775	$142,996
Access & Aggregation Solutions	54,112	15,795	69,907	89,263	13,454	102,717
Subscriber Solutions	73,615	8,782	82,397	73,518	8,147	81,665
Total	$179,194	$46,797	$225,991	$283,002	$44,376	$327,378

	Six Months Ended
	June 30, 2024			June 30, 2023
(In thousands)	Network Solutions	Services & Support	Total	Network Solutions	Services & Support	Total
Optical Networking Solutions	$104,594	$44,186	$148,780	$247,798	$42,954	$290,752
Access & Aggregation Solutions	121,889	29,330	151,219	173,817	25,720	199,537
Subscriber Solutions	133,984	18,181	152,165	143,805	17,196	161,001
Total	$360,467	$91,697	$452,164	$565,420	$85,870	$651,290

The aggregate amount of transaction price allocated to remaining performance obligations that have not been satisfied as of June 30, 2024, and December 31, 2023, related to contractual maintenance agreements, contractual SaaS and subscription services, and hardware contracts that exceed one year in duration amounted to $276.9 million and $314.8 million, respectively. As of June 30, 2024, approximately 57% is expected to be recognized over the next 12 months and the remainder recognized thereafter. The majority of the Company's remaining performance obligations as of June 30, 2024, are related to contracts or orders that have an original expected duration of one year or less, for which the Company is electing to utilize the practical expedient available within the guidance, and are excluded from the transaction price related to these future obligations. The Company will generally satisfy the remaining performance obligations as we transfer control of the products ordered or services to our customers, excluding maintenance services, which are satisfied over time.

The following table provides information about accounts receivable, contract assets and unearned revenue from contracts with customers:

	As of	As of
(In thousands)	June 30, 2024	December 31, 2023
Accounts receivable, net	$186,176	$216,445
Contract assets(1)	$719	$691
Unearned revenue	$55,107	$46,731
Non-current unearned revenue	$26,584	$25,109

(1) Included in other receivables on the Condensed Consolidated Balance Sheets.

Accounts Receivable

The allowance for credit losses was $0.2 million and $0.4 million as of June 30, 2024, and December 31, 2023, respectively, related to accounts receivable.

Contract Assets

No allowance for credit losses was recorded for the three and six months ended June 30, 2024 and 2023 related to contract assets.

Receivables Purchase Agreement

The Company was party to a receivable purchase agreement with a third-party financial institution (“Factor”), which accelerates receivable collection and helps to better manage cash flow. As of December 31, 2023, no accounts receivable were factored under the agreement or held in the reserve account. The cost of receivables purchase agreement is included in interest expense in the Condensed Consolidated Statements of Loss and totaled $0.3 million and $0.6 million for the three and six months ended June 30, 2023.

On December 19, 2023, the agreement with the Factor was terminated and the Company, entered into a receivables purchase agreement with a third-party financial institution (“New Factor”) to replace the Company’s prior accounts receivable purchase agreement and to sell, on a revolving basis, undivided interests in the Company’s accounts receivable. The New Factor provides for up to $40.0 million in borrowing capacity, subject to eligible receivables and reserve requirements, secured by the receivables. The New Factor qualifies for treatment as a secured borrowing with a pledge of collateral under Accounting Standards Codification ("ASC") Topic 810, Consolidations. Total secured borrowings under the agreement were $17.3 million and $14.3 million as of June 30, 2024 and December 31, 2023, respectively, leaving $22.4 million and $25.4 million available for future borrowings as of June 30, 2024 and December 31, 2023, respectively. Accounts receivable pledged as collateral related to the secured borrowings were $21.2 million and $16.8 million as of June 30, 2024 and December 31, 2023, respectively. For the three and six months ended June 30, 2024, the Company incurred program fee expenses of $0.3 million and $0.6 million, respectively. As of June 30, 2024, the program fee rate was 6.88% percent.

Of the outstanding unearned revenue balances as of December 31, 2023, $13.7 million and $33.1 million were recognized as revenue during the three and six months ended June 30, 2024, respectively. Of the $60.4 million of outstanding unearned revenue balances as of December 31, 2022, $24.8 million and $50.5 million were recognized as revenue during the three and six months ended June 30, 2023, respectively.

3. INCOME TAXES

The Company’s effective tax rate changed from a benefit of 18.8% of pre-tax loss for the three months ended June 30, 2023, to an expense of 4.8% of pre-tax loss for the three months ended June 30, 2024, and changed from a benefit of 20.4% of pre-tax income for the six months ended June 30, 2023, to a benefit of 4.3% of pre-tax loss for the six months ended June 30, 2024. The change in the effective tax rate for the three and six months ended June 30, 2024, was driven primarily by non-deductible impairment charges and a loss jurisdiction for which no tax benefits were recognized on its pre-tax losses incurred during the six months ended June 30, 2024.

The Company continually reviews the adequacy of its valuation allowance and recognizes the benefits of deferred tax assets only as the assessment indicates that it is more likely than not that the deferred tax assets will be recognized in accordance with ASC 740, Income Taxes. As of June 30, 2024, the Company had net deferred tax assets totaling $91.1 million, and a valuation allowance totaling $87.2 million against those deferred tax assets. Our assessment of the realizability of our deferred tax assets includes the evaluation of historical operating results, as well as the evaluation of evidence which requires significant judgment, including the evaluation of our three-year cumulative income position, future taxable income projections and tax planning strategies. Should management’s conclusion change in the future and an additional valuation allowance, or a partial or full release of the valuation allowance becomes necessary, it may have a material effect on our consolidated financial statements.

4. STOCK-BASED COMPENSATION

2024 Stock Incentive Plans

At the annual meeting of stockholders held on May 8, 2024, the Company’s stockholders approved, upon recommendation of the Board of Directors, the adoption of the ADTRAN Holdings, Inc. 2024 Employee Stock Incentive Plan (“2024 Employee Plan”) and the ADTRAN Holdings, Inc. 2024 Directors Stock Plan (“2024 Directors Plan”). No additional awards will be granted under the Company’s previous stock incentive plans, including the 2020 Employee Stock Incentive Plan, the 2020 Directors Stock Plan, or the 2015 Employee Stock Incentive Plan. Outstanding awards granted under the Company's prior equity incentive plans will remain subject to the terms of such applicable plans, and shares under such plans that are cancelled or forfeited will be available for issuance under the 2024 Employee Plan or the 2024 Directors Plan, as applicable.

Under the 2024 Employee Plan, the Company is authorized to issue 4.0 million shares of common stock to certain employees, key service providers and advisors through incentive stock options and non-qualified stock options, stock appreciation rights, RSUs and restricted stock, any of which may be subject to performance-based conditions. RSUs and restricted stock granted under the 2024 Employee Plan will typically vest pursuant to a four-year vesting schedule beginning on the first anniversary of the grant date. Stock options granted under the 2024 Employee Plan will typically become exercisable beginning after one year of continued employment, normally pursuant to a four-year vesting schedule beginning on the first anniversary of the grant date and have a ten-year contractual term. Stock options, RSUs and restricted stock granted under the 2024 Employee Plan reduce the shares authorized for issuance under the 2024 Employee Plan by one share of common stock for each share underlying the award. Forfeitures, cancellations and expirations of awards granted under the prior employee stock incentive plans increase the shares authorized for issuance under the 2024 Employee Plan by one share of common stock for each share underlying the award.

Under the 2024 Directors Plan, the Company is authorized to issue 0.7 million shares of common stock through stock options, restricted stock and RSUs to non-employee directors. Stock awards issued under the 2024 Directors Plan typically will become vested in full on the first anniversary of the grant date. Stock options issued under the 2024 Directors Plan will have a ten-year contractual term. Stock options, restricted stock and RSUs granted under the 2024 Directors Plan reduce the shares authorized for issuance under the 2024 Directors Plan by one share of common stock for each share underlying the award. Forfeitures, cancellations and expirations of awards granted under the prior directors stock plan increase the shares authorized for issuance under the 2024 Directors Plan by one share of common stock for each share underlying the award.

As of June 30, 2024, 4.7 million shares were available for issuance pursuant to awards that may be made in the future under shareholder-approved equity plans.

For the three months ended June 30, 2024 and 2023, stock-based compensation expense was $3.8 million and $4.3 million, respectively, and for the six months ended June 30, 2024 and 2023, stock-based compensation expense was $7.8 million and $8.0 million, respectively.

PSUs, RSUs and Restricted Stock - ADTRAN Holdings, Inc.

The following table summarizes the PSUs, RSUs and restricted stock outstanding as of December 31, 2023, and June 30, 2024 and the changes that occurred during the six months ended June 30, 2024:

	Number of Shares (in thousands)	Weighted Avg. Grant Date Fair Value (per share)
Unvested PSUs, RSUs and restricted stock outstanding, December 31, 2023	1,942	$17.46
PSUs, RSUs and restricted stock granted	1,097	$7.85
PSUs, RSUs and restricted stock vested	(110)	$18.13
PSUs, RSUs and restricted stock forfeited	(78)	$16.10
Unvested PSUs, RSUs and restricted stock outstanding, June 30, 2024	2,851	$13.79

The fair value of PSUs with performance conditions, RSUs and restricted stock is equal to the closing price of the Company's stock on the date of grant. The fair value of PSUs with market conditions is calculated using a Monte Carlo simulation valuation method.

As of June 30, 2024, total unrecognized compensation expense related to non-vested portion of performance-based PSUs (considered probable), market-based PSUs, RSUs and restricted stock was approximately $16.2 million, which will be recognized over the remaining weighted-average period of 2.3 years. As of June 30, 2024, there was $11.1 million of unrecognized compensation expense related to unvested performance-based PSUs (not-considered probable), which will be recognized over the remaining requisite service period of 1.5 years if achievement of the performance obligation becomes probable. Unrecognized compensation expense will be adjusted for actual forfeitures.

Stock Options - ADTRAN Holdings, Inc.

The following table summarizes the ADTRAN Holdings, Inc. stock options outstanding as of December 31, 2023, and June 30, 2024, and the changes that occurred during the six months ended June 30, 2024:

	Number of Stock Options (in thousands)	Weighted Avg. Exercise Price (per share)	Weighted Avg. Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Stock options outstanding, December 31, 2023	3,894	$10.32	5.25	$3,087
Stock options exercised	(36)	$6.06
Stock options forfeited	(140)	$6.45
Stock options expired	(217)	$8.39
Stock options outstanding, June 30, 2024	3,501	$10.64	4.88	$36
Stock options exercisable, June 30, 2024	1,369	$12.72	1.34	$—

As of June 30, 2024, there was $5.3 million of unrecognized compensation expense related to stock options which will be recognized over the remaining weighted-average period of 1.4 years.

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

The aggregate intrinsic value of stock options represents the total pre-tax intrinsic value (the difference between the Company's closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2024. The amount of aggregate intrinsic value was $36 thousand as of June 30, 2024, which will change based on the fair market value of the Company's stock. The total pre-tax intrinsic value of options exercised during the six months ended June 30, 2024, and 2023 were $34 thousand and $43 thousand, respectively. During the three and six months ended June 30, 2024, 0.1 million stock options vested. No stock options vested during the three and six months ended June 30, 2023.

5. INVESTMENTS

Debt Securities and Other Investments

The Company did not have any debt securities and other investments as of June 30, 2024.

Realized gains and losses on sales of debt securities are computed under the specific identification method. The following table presents the gross realized gains and losses related to its debt securities:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2024	2023	2024	2023
Gross realized gain on debt securities	$—	$—	$—	$4
Gross realized loss on debt securities	—	(27)	—	(39)
Total loss recognized, net	$—	$(27)	$—	$(35)

Realized and unrealized gains and losses related to marketable equity securities were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2024	2023	2024	2023
Unrealized gain on equity securities held	$4	$1,288	$127	$2,535
Realized gain on equity securities sold	868	1	2,998	14
Total gain recognized, net	$872	$1,289	$3,125	$2,549

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

• Level 2 – Significant inputs that are observable; values based on quoted prices in markets that are not active or model inputs that are observable either directly or indirectly and

• Level 3 – Significant unobservable inputs; values based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs could include information supplied by investees.

The Company’s cash equivalents and investments held at fair value are categorized into this hierarchy as follows:

		Fair Value Measurements as of June 30, 2024 Using
(In thousands)	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$5,433	$5,433	$—	$—
Marketable equity securities
Marketable equity securities – various industries	955	955	—	—
Deferred compensation plan assets	29,204	29,204	—	—
Total	$35,592	$35,592	$—	$—

		Fair Value Measurements as of December 31, 2023 Using
(In thousands)	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$5,302	$5,302	$—	$—
Marketable equity securities
Marketable equity securities – various industries	905	905	—	—
Deferred compensation plan assets	26,838	26,838	—	—
Total	$33,045	$33,045	$—	$—

Market prices are obtained from a variety of industry standard data providers, large financial institutions and other third-party sources. These multiple market prices are used as inputs into a distribution-curve-based algorithm to determine the daily market value of each security.

23

6. INVENTORY

Inventory consisted of the following:

	As of	As of
(In thousands)	June 30, 2024	December 31, 2023
Raw materials	$120,873	$152,140
Work in process	12,231	17,239
Finished goods	154,756	192,916
Total inventory, net	$287,860	$362,295

Inventory reserves are established for estimated excess and obsolete inventory equal to the difference between the cost of the inventory and the estimated net realizable value of the inventory based on estimated reserve percentages, which considers historical usage, known trends, inventory age and market conditions.

During the three and six months ended June 30, 2024, we incurred total charges of $0.1 million and $8.9 million, respectively, as a result of a strategy shift which included discontinuance of certain product lines in connection with the Business Efficiency Program of which, $0.1 million and $4.1 million, respectively, relates to inventory write-downs and zero and $4.8 million, respectively, relates to other charges all of which are included in cost of revenue in the Condensed Consolidated Statements of Loss.

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	As of	As of
(In thousands)	June 30, 2024	December 31, 2023
Engineering and other equipment	$183,253	$183,336
Building	79,433	79,215
Computer hardware and software	122,273	101,572
Building and land improvements	58,324	58,238
Furniture and fixtures	21,451	21,368
Land	5,224	5,242
Total property, plant and equipment	469,958	448,971
Less: accumulated depreciation	(335,380)	(325,951)
Total property, plant and equipment, net	$134,578	$123,020

Long-lived assets used in operations are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and the undiscounted cash flows estimated to be generated by the asset are less than the asset’s carrying value.

Depreciation expense was $8.1 million and $6.2 million for the three months ended June 30, 2024 and 2023, respectively, and $15.8 million and $13.8 million for the six months ended June 30, 2024 and 2023, respectively, which is recorded in cost of revenue, selling, general and administrative expenses and research and development expenses in the Condensed Consolidated Statements of Loss.

8. GOODWILL

The changes in the carrying amount of goodwill for the six months ended June 30, 2024, are as follows:

(In thousands)	Network Solutions	Services & Support	Total
As of December 31, 2023	$297,031	$56,384	$353,415
Goodwill impairment	(290,528)	—	(290,528)
Foreign currency translation adjustments	(6,503)	(1,487)	(7,990)
As of June 30, 2024	$—	$54,897	$54,897

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

During the first quarter of 2024, qualitative factors such as a decrease in the Company’s market capitalization, lower service provider spending and delayed holding patterns of inventory with respect to customers caused us to reduce our forecasts, triggering a quantitative impairment assessment for our reporting units. The Company determined the fair value of each reporting unit using a combination of an income approach and a market-based peer group analysis. The significant inputs and assumptions used in the determination of the fair value of our reporting units based on future cash flows for the reporting units, requires significant judgment and the use of estimates and assumptions related to cash flow projections, discount rate, peer group determination and market multiple selection. The Company determined upon its quantitative impairment assessment to recognize a $292.6 million non-cash goodwill impairment charge for the Network Solutions reporting unit. The quantitative impairment analysis indicated there was no impairment of the Services & Support goodwill during the first quarter of 2024.

No impairment of goodwill was recognized during the three months ended June 30, 2024. Goodwill impairment recognized during the six months ended June 30, 2024, was $292.6 million. No impairment of goodwill was recognized during the three and six months ended June 30, 2023. As of June 30, 2024, accumulated goodwill impairment losses totaled $330.5 million.

The Company will continue to monitor its stock price, operating results and other macroeconomic factors to determine if there is indication of a decline in fair value requiring an event driven assessment of the recoverability of its remaining goodwill prior to the annual assessment.

9. INTANGIBLE ASSETS

Intangible assets consisted of the following:

		As of June 30, 2024			As of December 31, 2023
(In thousands)	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Developed technology	8.5	$320,849	$(78,762)	$242,087	$329,369	$(61,271)	$268,098
Customer relationships	10.9	$52,587	$(16,863)	$35,724	$54,856	$(15,943)	$38,913
Trade names	3.0	28,901	(21,391)	7,510	29,689	(16,379)	13,310
Backlog	1.6	55,868	(52,343)	3,525	57,391	(52,022)	5,369
Licensed technology	9.0	5,900	(4,125)	1,775	5,900	(3,797)	2,103
Licensing agreements	8.5	560	(388)	172	560	(368)	192
Patents	7.3	—	—	—	500	(500)	—
Total		$464,665	$(173,872)	$290,793	$478,265	$(150,280)	$327,985

Intangible assets are reviewed for impairment whenever events and circumstances indicate impairment may have occurred. In connection with the preparation of the financial statements for each period in 2024 and 2023, the Company assessed impairment triggers related to intangible assets. No impairment losses related to intangible assets were recorded during the three and six months ended June 30, 2024 and 2023.

Amortization expense was $14.4 million and $26.5 million in the three months ended June 30, 2024 and 2023, respectively, and $29.0 million and $52.3 million in the six months ended June 30, 2024 and 2023, respectively and was included in cost of revenue, selling, general and administrative expenses and research and development expenses in the Condensed Consolidated Statements of Loss.

Estimated future amortization expense of intangible assets is as follows:

As of
(In thousands)	June 30, 2024
2024	$28,814
2025	46,163
2026	42,915
2027	41,554
2028	41,408
Thereafter	89,939
Total	$290,793

10. HEDGING

The Company has certain forward rate agreements to hedge foreign currency exposure of expected future cash flows in foreign currency. The Company does not hold or issue derivative instruments for trading or other speculative purposes. Derivatives are initially recognized at fair value on the date a derivative contract is entered into and are subsequently re-measured to their fair value at the end of each reporting period. All changes in the fair value of derivative instruments are recognized as other (expense) income in the Consolidated Statements of Loss and are classified as Level II under the fair value hierarchy. The derivative instruments are not subject to master netting agreements and are not offset in the Consolidated Balance Sheets. We are exposed to risk from credit-related losses resulting from nonperformance by counterparties to our financial instruments. We perform credit evaluations of our counterparties under forward exchange contracts and expect all counterparties to meet their obligations. We have not experienced credit losses from our counterparties. As of June 30, 2024, the Company had 43 forward rate contracts outstanding.

Foreign Currency Hedging Arrangements

On November 3, 2022, the Company entered into a euro/U.S. dollar forward contract arrangement ("Initial Forward") with Wells Fargo Bank, N.A. (“Hedge Counterparty”). The Initial Forward, which is governed by the provisions of an ISDA Master Agreement (including schedules thereto and transaction confirmations that supplement such agreement) entered into between the Company and the Hedge Counterparty, enable the Company to convert a portion of its euro denominated payment obligations under the proposed DPLTA into U.S. Dollars. Under the Initial Forward, the Company agreed to exchange an aggregate notional amount of €160.0 million converted to U.S. dollars at a daily fixed forward rate averaging EUR/USD 1.03. The aggregate amount of €160.0 million is divided into eight quarterly tranches of €20.0 million, which commenced in the fourth quarter of 2022. During the six months ended June 30, 2024, the Company settled two €20.0 million forward contract tranches and the remaining amount will be divided into two quarterly tranches of €20.0 million over the remainder of 2024. The Company, at its sole discretion, may exchange all or part of each tranche on any given day within the applicable quarter; provided, however, that it must exchange the full tranche by the end of such quarter. The Initial Forward may be accelerated or terminated early for a number of reasons, including but not limited to (i) non-payment by the Company or the Hedge Counterparty, (ii) breach of representation or warranty or covenant by either party or (iii) insolvency or bankruptcy of either party.

On March 21, 2023, the Company entered into a Euro/U.S. dollar forward contract arrangements (“Forward”) with the Hedge Counterparty. Under the Forward, which is governed by the provisions of an ISDA Master Agreement (including schedules thereto and transaction confirmations that supplement such agreement) entered into between the Company and the Hedge Counterparty, the Company will exchange an aggregate notional amount of €160.0 million converted to U.S. dollars at a daily fixed forward rate ranging from $1.09 to $1.10 per €1.00. During the six months ended June 30, 2024, the Company settled two $20.0 million forward contract tranches and the remaining amount will be divided into two quarterly tranches of $20.0 million. These forward contracts were executed on March 21, 2023 (to sell EUR/buy USD) and were entered into for the purpose of unwinding the Initial Forward (to buy EUR/sell USD). The drawdown dates of the Initial Forward are set to the same date as the maturity of the new offsetting Forward.

The fair values of the Company's derivative instruments recorded in the Condensed Consolidated Balance Sheet as of June 30, 2024 and December 31, 2023 were as follows:

(In thousands)	Balance Sheet Location	June 30, 2024	December 31, 2023
Derivatives Not Designated as Hedging Instruments (Level 2):
Foreign exchange contracts – derivative assets	Other receivables	$2,700	$7,125
Foreign exchange contracts – derivative liabilities	Accounts payable	$(80)	$(2,277)
Total derivatives		$2,620	$4,848

The change in the fair values of the Company's derivative instruments recorded in the Condensed Consolidated Statements of Loss during the three and six months ended June 30, 2024 and 2023 were as follows:

		Three Months Ended		Six Months Ended
		June 30,		June 30,
(In thousands)	Income Statement Location	2024	2023	2024	2023
Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	Other (expense) income, net	$(735)	$158	$31	$89

11. CREDIT AGREEMENTS

The carrying amounts of the Company's non-current revolving credit facility in its Condensed Consolidated Balance Sheets were as follows:

	As of	As of
(In thousands)	June 30, 2024	December 31, 2023
Wells Fargo credit agreement	$190,273	$195,000
Total non-current revolving credit facility	$190,273	$195,000

As of June 30, 2024, the weighted average interest rate on our revolving credit agreements was 8.51%.

Wells Fargo Credit Agreement

On July 18, 2022, ADTRAN, Inc., as the borrower ("US Borrower"), and the Company entered into a credit agreement with a syndicate of banks, including Wells Fargo Bank, National Association, as administrative agent (“Administrative Agent”), and the other lenders named therein (as amended from time to time, the “Credit Agreement”). As of the date of this filing, the Credit Agreement allows for revolving credit borrowings of up to $400.0 million in aggregate principal amount ($100.0 million of which is available to Adtran Networks as borrower pursuant to the Subline (as defined and further described below), as well as the $50.0 million delayed draw term loan facility described below. The term of the delayed draw term loan facility expires on August 9, 2024.

On August 9, 2023, ("First Amendment Effective Date") the Company and ADTRAN, Inc. entered into a First Amendment to Credit Agreement (“First Amendment”).

The First Amendment among other things, provided for a new $50.0 million delayed draw term loan facility (“DDTL”), which (subject to certain conditions) is available for borrowing in the event that at least sixty percent (60.0%) of the outstanding shares of Adtran Networks that were not owned by the Company and its subsidiaries as of the First Amendment Effective Date have been tendered (such event, a “Springing Covenant Event”). Proceeds of the DDTL may only be used to repurchase shares of Adtran Networks. The DDTL is available for borrowing from the occurrence of a Springing Covenant Event through August 9, 2024.

The First Amendment further added additional financial flexibility by permitting, subject to certain requirements, the incurrence of convertible indebtedness by the Company in an aggregate principal amount of up to $172.5 million. Any such convertible indebtedness must, among other things, be incurred in pro forma compliance with the financial covenants in the Credit Agreement, be unsecured, and otherwise rank junior to borrowings under the Credit Agreement and have a stated maturity date of at least 91 days after the latest scheduled maturity date of loans and commitments under the Credit Agreement. Net cash proceeds from any incurrence of convertible indebtedness must be used to repurchase shares of Adtran Networks or repay revolver borrowings under the Credit Agreement.

On January 16, 2024 ("Second Amendment Effective Date"), the Company and ADTRAN, Inc. entered into a Second Amendment to Credit Agreement and First Amendment to Collateral Agreement ("Second Amendment"). The Second Amendment, among other things, provided the Company and its subsidiaries with additional covenant headroom for the fourth quarter of 2023 through and including the third quarter of 2024 ("Covenant Relief Period") and revised and/or added certain other financial covenants which (as later modified by the Fourth Amendment) are described below.

On March 12, 2024, the Company and ADTRAN, Inc. entered into a Third Amendment to Credit Agreement ("Third Amendment"). The Third Amendment, among other things, amended the definition of “Consolidated Funded Indebtedness” (which is used in the calculation of the Consolidated Total Net Leverage Ratio and the Consolidated Senior Secured Net Leverage Ratio) to exclude obligations of the Company and its subsidiaries under certain factoring arrangements when calculated for the fiscal quarters ending March 31, 2024, and June 30, 2024.

On June 4, 2024, the Company, ADTRAN, Inc., and Adtran Networks entered into a Fourth Amendment to Credit Agreement ("Fourth Amendment"). The Fourth Amendment, among other things, created a new sublimit under the existing $400.0 million revolving commitments, in an aggregate amount of $100.0 million (“Subline”), which Subline is available for borrowings by Adtran Networks. Prepayments of outstanding loans under the Subline that result in the remaining outstanding loans under the Subline being less than the German Commitment Reduction Threshold will result in a permanent partial reduction of the commitments in respect of the Subline. The German Commitment Reduction Threshold is initially $75 million and may be lowered from time to time pursuant to the terms of the Fourth Amendment. The existing swing line sublimit and letter of credit sublimit under the Credit Agreement remained available to the US Borrower (and not to Adtran Networks) after giving effect to the Fourth Amendment. Otherwise, the loans under the Subline are subject to substantially the same terms and conditions under the Credit Agreement (including with respect to the interest rate and maturity date) as the other existing revolving commitments.

As of June 30, 2024, ADTRAN, Inc.’s borrowings under the revolving line of credit were $190.3 million, of which $115.0 million were borrowed by ADTRAN, Inc. and $75.3 million were borrowed under the Subline by Adtran Networks. As of June 30, 2024, there were no borrowings under the DDTL. The credit facilities provided under the Credit Agreement mature in July 2027, but the US Borrower has an option to request extensions subject to customary conditions. In addition, the US Borrower may utilize up to $50.0 million of the $400.0 million total revolving facility for the issuance of letters of credit. As of June 30, 2024, we had a total of $3.7 million in letters of credit under ADTRAN, Inc. outstanding under the Credit Agreement, leaving a net amount (after giving effect to the $190.3 million of outstanding borrowings described above) of $206.0 million available for future borrowings; however, as of June 30, 2024, the Company was limited to additional borrowings of $16.4 million based on debt covenant compliance metrics. Any future credit extensions under the Credit Agreement are subject to customary conditions precedent. The proceeds of any loans are expected to be used for general corporate purposes and to pay a portion of the Exchange Offer consideration. As of June 30, 2024, the Company was in compliance with all covenants.

Revolving Line of Credit Interest Rate

All U.S. dollar borrowings under the revolving line of credit (other than swingline loans, which bear interest at the Base Rate (as defined below plus the applicable margin), at the Company’s option, at a rate per annum equal to either (A) the Base Rate plus an applicable margin ranging from 0.65% to 1.65% per annum based on the Company’s Consolidated Total Net Leverage Ratio (or, during the Applicable Margin Increase Period (as defined below), an applicable margin of 2.15% per annum), or (B) Adjusted Term SOFR (as defined below) plus an applicable margin ranging from 1.65% to 2.65% per annum based on the Company’s Consolidated Total Net Leverage Ratio (or, during the Applicable Margin Increase Period, an applicable margin of 3.15% per annum).

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

All Euro borrowings under the revolving line of credit bear interest at a rate per annum equal to EURIBOR (as defined in the Credit Agreement and subject to a 0.00% per annum floor) plus an applicable margin ranging from 1.75% to 2.75% per annum based on the Company’s Consolidated Total Net Leverage Ratio (or, during the Applicable Margin Increase Period, an applicable margin of 3.25% per annum).

In addition, (x) if on or prior to December 31, 2024, we have not reduced the aggregate revolving credit commitment to $340.0 million or less, the applicable margin for all loans shall be increased by 1.00% per annum, and (y) if on or prior to June 30, 2025 we have not reduced the aggregate revolving credit commitment to $300.0 million or less, the applicable margin for all loans shall be increased by 1.00% per annum.

In addition to paying interest on outstanding principal under the Credit Agreement, the Company is required to pay a quarterly commitment fee to the lenders under the Credit Agreement in respect of unutilized revolving loan commitments on the average daily unused portion of the revolving credit commitment of each lender, which commitment fee ranges from 0.20% to 0.25% per annum based on the Company’s Consolidated Total Net Leverage Ratio (or, during the Applicable Margin Increase Period, is equal to 0.25% per annum). The Company is also required to pay a participation fee to the Administrative Agent for the account of each lender with respect to the Company’s participation in letters of credit at the then applicable rate for Adjusted Term SOFR Loans or EURIBOR Loans, and other customary fronting, issuance and administration fees with respect to letters of credit.

The “Applicable Margin Interest Period” means the period commencing on the Second Amendment Effective Date and ending on the first date when each of the following conditions have been met: (a) the Covenant Relief Period has ended, (b) since the Second Amendment Effective Date, the borrowers have repaid the revolving credit outstanding borrowings by a principal amount of at least $75.0 million, (c) the borrowers have reduced the aggregate revolving credit commitment to an amount no greater than $300.0 million, and (d) the borrowers are in compliance with all financial covenants based on the financial statements for the most recently completed reference period.

Default interest is 2.0% per annum in excess of the rate otherwise applicable.

DDTL Interest Rate

All U.S. dollar borrowings under the DDTL bear interest, at the Company’s option, at a rate per annum equal to either (a) the Base Rate plus an applicable margin ranging from 0.90% to 1.90% per annum based on the Company’s Consolidated Total Net Leverage Ratio (or, during the Applicable Margin Increase Period, an applicable margin of 2.40% per annum), or (b) Adjusted Term SOFR plus an applicable margin ranging from 1.90% to 2.90% per annum based on the Company’s Consolidated Total Net Leverage Ratio (or, during the Applicable Margin Increase Period, an applicable margin of 3.40% per annum).

In addition, (x) if on or prior to December 31, 2024, we have not reduced the aggregate revolving credit commitment to $340.0 million or less, the applicable margin for all loans shall be increased by 1.00% per annum, and (y) if on or prior to June 30, 2025, we have not reduced the aggregate revolving credit commitment to $300.0 million or less, the applicable margin for all loans shall be increased by 1.00% per annum.

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
•
As of the last day of any fiscal quarter, commencing with the fiscal quarter ended December 31, 2023, the Consolidated Senior Secured Net Leverage Ratio may not exceed:
•
In the fiscal quarter in which a Springing Covenant Event occurs and the three consecutive quarterly test periods thereafter, (“Springing Covenant Period”), the following covenant levels:
•
First fiscal quarter ending after a Springing Covenant Event: 4.00x
•
Second fiscal quarter ending after a Springing Covenant Event: 3.75x
•
Third and fourth fiscal quarters ending after a Springing Covenant Event: 3.50x
•
If the Company or any of its subsidiaries incurs certain unsecured indebtedness in excess of $50.0 million in connection with a transaction that is a Springing Covenant Event or during a Springing Covenant Period, the Consolidated Senor Secured Net Leverage Ratio covenant will step down to 3.50x at the time of such incurrence.
•
If a Springing Covenant Period is not in effect, the Consolidated Senior Secured Net Leverage Ratio may not exceed:
•
From December 31, 2023, through and including March 31, 2024: 3.25x.
•
From April 1, 2024, through and including June 30, 2024: 3.50x.
•
From July 1, 2024, and thereafter: 3.25x.

•
As of the last day of any fiscal quarter, commencing with the fiscal quarter ended December 31, 2023, the Consolidated Fixed Charge Coverage Ratio may not be less than 1.25x.
•
During the Covenant Relief Period or a Springing Covenant Period, as of the last day of any fiscal quarter (i) cash and cash equivalents of the Credit Parties must be at least $50.0 million and (ii) cash and cash equivalents of the Company and its subsidiaries must be at least $70.0 million.

All obligations under the Credit Agreement (including under the Subline) are guaranteed by ADTRAN, Inc., the Company and certain subsidiaries of ADTRAN, Inc. (“Full Facility Guarantors”). To secure such guarantees, ADTRAN, Inc. and the Full Facility Guarantors have granted security interests in favor of the Administrative Agent over substantially all of their tangible and intangible assets, and ADTRAN, Inc. has granted mortgages in favor of the Administrative Agent over certain owned real estate assets. Certain of Adtran Networks' subsidiaries ("Subline Guarantors") have provided a guarantee solely of the obligations in respect of the Subline. Furthermore, to secure such guarantees, the Subline Guarantors have granted security interests in favor of the Administrative Agent over substantially all of their tangible and intangible assets. Adtran Networks has also granted security interests in favor of the Administrative Agent over substantially all of its tangible and intangible assets, to secure solely its obligations under the Subline. Upon repayment in full and termination of the Subline, the guarantees by the Subline Guarantors and the liens granted by Adtran Networks and the Subline Guarantors to secure obligations under the Subline will be released.

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

12. EMPLOYEE BENEFIT PLANS

Pension Benefit Plan

We maintain a defined benefit pension plan covering employees in certain foreign countries. The Company's net non-current pension liability for all defined benefit pension plans totaled $11.5 million and $12.5 million as of June 30, 2024, and December 31, 2023, respectively, and the net current pension liability for all defined benefit pension plans totaled $0.1 million as of June 30, 2024, and December 31, 2023, which is included in accounts payable on the Condensed Consolidated Balance Sheets. The Company's defined benefit pension liability represents the projected benefit obligation, which is the actuarial present value of the vested benefits to which the employee is currently entitled based on the employee's expected date of retirement.

The following table summarizes the components of net periodic pension cost related to the Company's defined benefit pension plans:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2024	2023	2024	2023
Service cost	$333	$404	$673	$802
Interest cost	281	(33)	566	(66)
Expected return on plan assets	(354)	59	(713)	118
Amortization of actuarial losses	2	6	5	13
Net periodic pension cost	$262	$436	$531	$867

The components of net periodic pension cost, other than the service cost component, are included in other (expense) income, net in the Condensed Consolidated Statements of Loss. Service cost is included in cost of revenue, selling, general and administrative expenses and research and development expenses in the Condensed Consolidated Statements of Loss. The Company made contributions to the defined benefit pension plans totaling $2.2 million and $1.8 million during the six months ended June 30, 2024 and 2023, respectively. Contributions to the defined benefit pension plans for the remainder of 2024 will be limited to benefit payments to retirees which are paid out of the operating cash flows of the Company and are expected to be approximately $2.2 million.

13. EQUITY

Accumulated Other Comprehensive Income

The following tables present the changes in accumulated other comprehensive income, net of tax, by component:

	Three Months Ended June 30, 2024
(In thousands)	Unrealized (Losses) Gains on Available- for-Sale Securities	Defined Benefit Plan Adjustments	Foreign Currency Adjustments	ASU 2018-02 Adoption	Total
Balance as of March 31, 2024	$(382)	$(2,566)	$32,219	$385	$29,656
Other comprehensive loss before reclassifications	(5)	—	(1,375)	—	(1,380)
Amounts reclassified from accumulated other comprehensive income (loss)	5	(7)	—	—	(2)
Net current period other comprehensive loss	—	(7)	(1,375)	—	(1,382)
Balance as of June 30, 2024	$(382)	$(2,573)	$30,844	$385	$28,274

	Three Months Ended June 30, 2023
(In thousands)	Unrealized (Losses) Gains on Available- for-Sale Securities	Defined Benefit Plan Adjustments	Foreign Currency Adjustments	ASU 2018-02 Adoption	Total
Balance as of March 31, 2023	$(767)	$(981)	$35,889	$385	$34,526
Other comprehensive income before reclassifications	15	—	6,940	—	6,955
Amounts reclassified from accumulated other comprehensive (loss) income	(21)	23	—	—	2
Net current period other comprehensive income	(6)	23	6,940	—	6,957
Less: Comprehensive income attributable to non-controlling interest, net of tax	—	—	—	—	—
Balance as of June 30, 2023	$(773)	$(958)	$42,829	$385	$41,483

	Six Months Ended June 30, 2024
(In thousands)	Unrealized Gains (Losses) on Available- for-Sale Securities	Defined Benefit Plan Adjustments	Foreign Currency Adjustments	ASU 2018-02 Adoption	Total
Balance as of December 31, 2023	$(382)	$(2,506)	$49,964	$385	$47,461
Other comprehensive loss before reclassifications	(124)	—	(19,120)	—	(19,244)
Amounts reclassified from accumulated other comprehensive income (loss)	124	(67)	—	—	57
Net current period other comprehensive loss	—	(67)	(19,120)	—	(19,187)
Less: Comprehensive Loss attributable to non-controlling interest, net of tax	—	—	—	—	—
Balance as of June 30, 2024	$(382)	$(2,573)	$30,844	$385	$28,274

	Six Months Ended June 30, 2023
(In thousands)	Unrealized Gains (Losses) on Available- for-Sale Securities	Defined Benefit Plan Adjustments	Foreign Currency Adjustments	ASU 2018-02 Adoption	Total
Balance as of December 31, 2022	$(836)	$(1,016)	$27,593	$385	$26,126
Other comprehensive loss before reclassifications	98	—	15,618	—	15,716
Amounts reclassified from accumulated other comprehensive income	(35)	58	—	—	23
Net current period other comprehensive (loss) income	63	58	15,618	—	15,739
Less: Comprehensive income attributable to non-controlling interest, net of tax	—	—	382	—	382
Balance as of June 30, 2023	$(773)	$(958)	$42,829	$385	$41,483

The following tables present the details of reclassifications out of accumulated other comprehensive income:

	Three Months Ended June 30, 2024
(In thousands)	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Loss Is Presented
Unrealized gain (loss) on available-for-sale securities:
Net realized loss on sales of securities	$(7)	Net investment gain
Defined benefit plan adjustments – actuarial gain	10	(1)
Total reclassifications for the period, before tax	3
Tax expense	(1)
Total reclassifications for the period, net of tax	$2
(1)
A part of the computation of net periodic pension cost, which is included in other (expense) income, net in the Condensed Consolidated Statements of Loss.

	Three Months Ended June 30, 2023
(In thousands)	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Loss Is Presented
Unrealized gain (loss) on available-for-sale securities:
Net realized gain on sales of securities	$28	Net investment gain
Defined benefit plan adjustments – actuarial loss	(33)	(1)
Total reclassifications for the period, before tax	(5)
Tax benefit	3
Total reclassifications for the period, net of tax	$(2)
(1)
A part of the computation of net periodic pension cost, which is included in other (expense) income, net in the Condensed Consolidated Statements of Loss.

	Six Months Ended June 30, 2024
(In thousands)	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Statement Where Net Loss Is Presented
Unrealized gain (loss) on available-for-sale securities:
Net realized loss on sales of securities	$(168)	Net investment gain
Defined benefit plan adjustments – actuarial gain	97	(1)
Total reclassifications for the period, before tax	(71)
Tax benefit	14
Total reclassifications for the period, net of tax	$(57)
(1)
A part of the computation of net periodic pension cost, which is included in other (expense) income, net in the Condensed Consolidated Statements of Loss.

	Six Months Ended June 30, 2023
(In thousands)	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Loss Is Presented
Unrealized gain (loss) on available-for-sale securities:
Net realized gain on sales of securities	$46	Net investment gain
Defined benefit plan adjustments – actuarial loss	(84)	(1)
Total reclassifications for the period, before tax	(38)
Tax benefit	15
Total reclassifications for the period, net of tax	$(23)
(1)
A part of the computation of net periodic pension cost, which is included in other (expense) income, net in the Condensed Consolidated Statements of Loss.

The following table presents the tax effects related to the change in each component of other comprehensive (loss) income:

	Three Months Ended			Three Months Ended
	June 30, 2024			June 30, 2023
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Unrealized (loss) gain on available-for-sale securities	$(7)	$2	$(5)	$20	$(5)	$15
Reclassification adjustment for amounts related to available-for-sale investments included in net gain (loss)	7	(2)	5	(28)	7	(21)
Reclassification adjustment for amounts related to defined benefit plan adjustments included in net (loss) gain	(10)	3	(7)	33	(10)	23
Foreign currency translation adjustments	(1,375)	—	(1,375)	6,940	—	6,940
Total Other Comprehensive (Loss) Income	$(1,385)	$3	$(1,382)	$6,965	$(8)	$6,957

	Six Months Ended			Six Months Ended
	June 30, 2024			June 30, 2023
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Unrealized (loss) gain on available-for-sale securities	$(168)	$44	$(124)	$129	$(31)	$98
Reclassification adjustment for amounts related to available-for-sale investments included in net gain (loss)	168	(44)	124	(46)	12	(34)
Reclassification adjustment for amounts related to defined benefit plan adjustments included in net (loss) gain	(97)	30	(67)	84	(27)	57
Foreign currency translation adjustments	(19,120)	—	(19,120)	15,618	—	15,618
Total Other Comprehensive (Loss) Income	$(19,217)	$30	$(19,187)	$15,785	$(46)	$15,739

14. REDEEMABLE NON-CONTROLLING INTEREST

As of June 30, 2024, the non-controlling Adtran Networks stockholders’ equity ownership percentage in Adtran Networks was approximately 35%.

The following table summarizes the redeemable non-controlling interest activity for the six months ended June 30, 2024 and for the year ended December 31, 2023:

	Six Months Ended	For the Year Ended
(In thousands)	June 30, 2024	December 31, 2023
Balance at beginning of period	$451,756	$—
Reclassification of non-controlling interests	—	443,757
Fair value on redemption of redeemable non-controlling interest	(30)	(1,657)
Net income attributable to redeemable non-controlling interests	5,734	11,525
Annual recurring compensation earned	(5,734)	(11,525)
Adtran Networks stock option exercises	—	52
Translation adjustment	(11,983)	9,604
Balance at end of period	$439,743	$451,756

Annual recurring compensation payable on untendered outstanding shares under the DPLTA must be recognized as it is accrued. For the three and six months ended June 30, 2024, we have recognized $2.9 million and $5.7 million, respectively, representing the portion of the annual recurring cash compensation to the non-controlling shareholders accrued during such periods, which will be paid after the ordinary general shareholders' meeting of Adtran Networks in 2025. For the year ended December 31, 2023, we have recognized $11.5 million representing the portion of the annual recurring cash compensation to the non-controlling shareholders accrued during such periods, The Annual Recurring Compensation is due on the third banking day following the ordinary general shareholders’ meeting of Adtran Networks for the respective preceding fiscal year (but in any event within eight months following expiration of the fiscal year). With respect to the 2023 fiscal year, Adtran Networks’ ordinary general shareholders’ meeting occurred on June 28, 2024 and, therefore, the Annual Recurring Compensation was paid on July 3, 2024. See Note 1 for additional information on RNCI and the annual dividend.

15. LOSS PER SHARE

The calculation of basic and diluted loss per share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2024	2023	2024	2023
Numerator
Net loss attributable to ADTRAN Holdings, Inc.	$(49,865)	$(39,097)	$(374,415)	$(79,180)
Denominator
Weighted average number of shares – basic	78,852	78,366	78,803	78,364
Effect of dilutive securities
Stock options	—	—	—	—
PSUs, RSUs and restricted stock	—	—	—	—
Weighted average number of shares – diluted	78,852	78,366	78,803	78,364
Loss per share attributable to ADTRAN Holdings, Inc. – basic	$(0.63)	$(0.50)	$(4.75)	$(1.01)
Loss per share attributable to ADTRAN Holdings, Inc. – diluted	$(0.63)	$(0.50)	$(4.75)	$(1.01)

For the three months ended June 30, 2024 and 2023, 1.4 million and 0.8 million shares, respectively, and for the six months ended June 30, 2024 and 2023, 1.3 million and 0.3 million, respectively, of unvested PSUs, RSUs and restricted stock were excluded from the calculation of diluted earnings per share due to their anti-dilutive effect.

For the three months ended June 30, 2024 and 2023, 5.0 million and 2.2 million stock options, respectively, and for the six months ended June 30, 2024 and 2023, 4.2 million and 1.0 million stock options, respectively, were outstanding but were not included in the computation of diluted earnings per share. These stock options were excluded because their exercise prices were greater than the average market price of the common shares during the applicable period, making them anti-dilutive under the treasury stock method.

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

The performance of these segments is evaluated based on revenue, gross profit and gross margin; therefore, selling, general and administrative expenses, research and development expenses, interest and dividend income, interest expense, net investment gain, other income (expense), net and income tax benefit are reported on a consolidated basis only. There is no inter-segment revenue. Asset information by reportable segment is not produced and, therefore, is not reported.

The following tables present information about the revenue and gross profit of the Company's reportable segments:

	Three Months Ended
	June 30, 2024		June 30, 2023
(In thousands)	Revenue	Gross Profit	Revenue	Gross Profit
Network Solutions	$179,194	$54,594	$283,002	$66,042
Services & Support	46,797	26,981	44,376	26,511
Total	$225,991	$81,575	$327,378	$92,553

	Six Months Ended
	June 30, 2024		June 30, 2023
(In thousands)	Revenue	Gross Profit	Revenue	Gross Profit
Network Solutions	$360,467	$100,759	$565,420	$129,330
Services & Support	91,697	53,071	85,870	51,031
Total	$452,164	$153,830	$651,290	$180,361

For each of the three months ended June 30, 2024 and 2023, $2.4 million and $1.5 million, respectively, of depreciation expense was included in gross profit for our Network Solutions segment. For the six months ended June 30, 2024 and 2023, $4.5 million and $2.9 million, respectively, of depreciation expense was included in gross profit for our Network Solutions segment. For the three months ended June 30, 2024 and 2023, $0.1 million and $2 thousand, respectively, of depreciation expense was included in gross profit for our Services & Support segment. For the six months ended June 30, 2024 and 2023, $0.1 million and $5 thousand, respectively, of depreciation expense was included in gross profit for our Services & Support segment.

Revenue by Geographic Area

The following table presents revenue information by geographic area:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2024	2023	2024	2023
United States	$107,604	$132,294	$190,894	$263,760
United Kingdom	43,560	52,071	96,300	109,468
Germany	24,542	75,538	64,283	151,824
Other international	50,285	67,475	100,687	126,238
Total	$225,991	$327,378	$452,164	$651,290

17. LIABILITY FOR WARRANTY RETURNS

The Company's products generally include warranties of 90 days to five years for product defects. The Company accrues for warranty returns at the time of product shipment based on its historical return rate and estimate of the cost to repair or replace the defective products. The Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers. The increasing complexity of the Company's products may cause warranty incidences, when they arise, to be more costly. Estimates regarding future warranty obligations may change due to product failure rates, material usage and other rework costs incurred in correcting a product failure. In addition, from time to time, specific warranty accruals may be recorded if unforeseen problems arise. Should the Company's actual experience relative to these factors be worse than its estimates, the Company will record additional warranty expense. The liability for warranty obligations totaled $6.0 million and $6.4 million as of June 30, 2024 and December 31, 2023, respectively, and is included in accrued expenses and other liabilities in the Condensed Consolidated Balance Sheets. The warranty expense and write-off activity for the three and six months ended June 30, 2024 and 2023 are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2024	2023	2024	2023
Balance at beginning of period	$6,221	$7,200	$6,445	$7,196
Plus: Amounts charged to cost and expenses	738	459	1,384	1,539
Plus: Foreign currency translation adjustments	(9)	14	(63)	40
Less: Deductions	(926)	(842)	(1,742)	(1,944)
Balance at end of period	$6,024	$6,831	$6,024	$6,831

18. COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, the Company is subject to or otherwise involved in various lawsuits, claims, investigations and legal proceedings that arise out of or are incidental to the conduct of our business (collectively, “Legal Matters”), including those relating to employment matters, patent rights, regulatory compliance matters, stockholder claims, and contractual and other commercial disputes. Such Legal Matters, even if not meritorious, could result in the expenditure of significant financial and managerial resources. Additionally, an unfavorable outcome in a legal matter, including in a patent dispute, could require the Company to pay damages, entitle claimants to other relief, such as royalties, or could prevent the Company from selling some of its products in certain jurisdictions. The Company records an accrual for any Legal Matters that arise whenever it considers that it is probable that it is exposed to a loss contingency and the amount of the loss contingency can be reasonably estimated. Although the ultimate disposition of asserted claims cannot be predicted with certainty, it is our belief that the outcome of any such claims, either individually or on a combined basis, will not have a material adverse effect on our consolidated financial position.

DPLTA Exit and Recurring Compensation Costs

Pursuant to the terms of the DPLTA, each Adtran Networks shareholder (other than the Company) has received an offer to elect either (1) to remain an Adtran Networks shareholder and receive from us an Annual Recurring Compensation payment, or (2) to receive Exit Compensation plus guaranteed interest. The guaranteed interest under the Exit Compensation is calculated from the effective date of the DPLTA to the date the shares are tendered, less any Annual Recurring Compensation paid. The guaranteed interest rate is 5.0% plus a variable component (according to the German Civil Code) that was 3.62% as of June 30, 2024. Assuming all the minority holders of currently outstanding Adtran Networks shares were to elect the second option, we would be obligated to make aggregate Exit Compensation payments, including guaranteed interest, of approximately €345.6 million or approximately $371.3 million, based on an exchange rate as of June 30, 2024, and reflecting interest accrued through June 30, 2024, during the pendency of the appraisal proceedings discussed below. Shareholders electing the first option of Annual Recurring Compensation may later elect the second option. The opportunity for outside Adtran Networks shareholders to tender Adtran Networks shares in exchange for Exit Compensation had been scheduled to expire on March 16, 2023. However, due to the appraisal proceedings that have been initiated in accordance with applicable German law, this time period for tendering shares has been extended pursuant to the German Stock Corporation Act (Aktiengesetz) and will end two months after the date on which a final decision in such appraisal proceedings has been published in the Federal Gazette (Bundesanzeiger).

Our obligation to pay Annual Recurring Compensation under the DPLTA is a continuing payment obligation, which will amount to approximately €10.6 million or $11.4 million (based on the current exchange rate) per year assuming none of the minority Adtran Networks shareholders were to elect Exit Compensation. The foregoing amounts do not reflect any potential increase in payment obligations that we may have depending on the outcome of ongoing appraisal proceedings in Germany. The Annual Recurring Compensation is due on the third banking day following the ordinary general shareholders’ meeting of Adtran Networks for the respective preceding fiscal year (but in any event within eight months following expiration of the fiscal year). With respect to the 2023 fiscal year, Adtran Networks’ ordinary general shareholders’ meeting occurred on June 28, 2024 and, therefore, the Annual Recurring Compensation was paid on July 3, 2024. During the three and six months ended June 30, 2024, and 2023, we accrued $2.9 million and $5.7 million, respectively, in Annual Recurring Compensation, which was reflected as an increase to retained deficit.

For the three and six months ended June 30, 2024, approximately one thousand shares of Adtran Networks stock were tendered to the Company. This resulted in Exit Compensation payments of approximately €19 thousand and €23 thousand, respectively, or approximately $20 thousand and $25 thousand, respectively, based on an exchange rate as of June 30, 2024, were paid to Adtran Networks shareholders. For the three and six months ended June 30, 2023, approximately 46 thousand shares and 63 thousand shares, respectively, of Adtran Networks stock were tendered to the Company. This resulted in Exit Compensation payments of approximately €0.8 thousand and €1.1 million, respectively, or approximately $0.9 million and $1.2 million, respectively, based on an exchange rate as of June 30, 2023, were paid to Adtran Networks shareholders.

Performance Bonds

Certain contracts, customers and jurisdictions in which we do business require us to provide various guarantees of performance such as bid bonds, performance bonds and customs bonds. As of June 30, 2024, and December 31, 2023, we had commitments related to these bonds totaling $13.9 million and $10.8 million, respectively, which expire at various dates through April 2031. In general, we would only be liable for the amount of these guarantees in the event of default under each contract, the probability of which we believe is remote.

Purchase Obligations

The Company purchases components from a variety of suppliers and uses contract manufacturers to provide manufacturing services for our products. Our inventory purchase obligations are for short-term product manufacturing requirements, as well as for commitments to suppliers to secure manufacturing capacity. Certain of our inventory purchase obligations with contract manufacturers and suppliers relate to arrangements to secure supply and pricing for certain product components for multi-year periods. As of June 30, 2024, purchase obligations totaled $280.9 million.

19. RESTRUCTURING

During the fourth quarter of 2022, the Company initiated a restructuring program designed to optimize the assets, business processes, and information technology systems of the Company in relation to the Business Combination with Adtran Networks. The restructuring program is expected to maximize cost synergies by realizing operation scale, combining sales channels, streamlining corporate and general and administrative functions, including human capital resources and combining sourcing and production costs. This restructuring program is expected to be completed in late 2024 and includes expenses specifically associated with achieving run-rate synergies, as well as Business Efficiency Program expenses described below.

On November 6, 2023, due to the uncertainty around the current macroeconomic environment and its impact on customer spending levels, the Company’s management decided to implement a business efficiency program (“Business Efficiency Program”) targeting the reduction of ongoing operating expenses and focusing on capital efficiency inclusive of certain salary reductions, an early retirement program, a site consolidation plan to include lease impairments and the partial sale of owned real estate (including the potential sale of portions of our headquarters), inventory write downs from product discontinuances, and the suspension of the quarterly dividend. The Business Efficiency Program expands upon other recently implemented restructuring efforts and synergy costs following the Business Combination. For instance, on August 17, 2023, the Company’s management determined to discontinue its copper-based Digital Subscriber Line broadband access technology products and its fixed wireless access products in its Network Solutions segment. Furthermore, on September 29, 2023, the Company’s management decided to exit the "IoT" gateway market (indoor and outdoor), a subset of the broader IoT market (together with the other product discontinuations, the “Discontinuations”). On October 25, 2023, all employees were informed of certain personnel measures, which included the reduction of salary for select management, a reduction of approximately 5% of the workforce, an early retirement program and a hiring freeze. Additionally, on April 11, 2024, Management determined to close a facility in Greifswald, Germany. The closure of the facility is expected to be completed by December 31, 2024.

During the three and six months ended June 30, 2024, we recognized $17.5 million and $34.6 million of costs related to the Business Efficiency Program, respectively. The costs recognized during the six months ended June 30, 2024, included charges of $8.9 million as a result of a strategy shift which included discontinuance of certain items in connection with the Business Efficiency Program, of which, $4.1 million relates to inventory write-downs and $4.8 million relates to other charges, and are included in cost of revenue in the Condensed Consolidated Statements of Loss. Since the inception of the Business Efficiency Program, we recognized $59.7 million of costs. We expect costs in the third quarter 2024 and thereafter relating to the Business Efficiency Program to range between $8.1 million and $19.1 million. Management expects these planned costs to include severance costs ranging from $4.6 million to $11.4 million in connection with reductions in workforce and site consolidation transaction expenses (primarily brokers fees and Greifswald exit costs) ranging from $3.5 million to $7.7 million. The broker fees related to our site consolidation expenses will be netted against proceeds upon the sale of the building(s). Future cash payments include: severance costs and outplacement fees that are anticipated to be in the range of $21.3 million to $28.1 million, payments relating to the site consolidation transaction expenses that are anticipated to be in the range of $3.4 million to $7.6 million and remaining payments related to the inventory strategy shift of $2.0 million. We may also incur other charges or cash expenditures not currently contemplated due to events that may occur as a result of, or associated with, the Business Efficiency Program, including potential impairment charges related to the discontinuance of additional product lines, regulatory requirements related to personnel measures, and site closures.  However, we are not able to estimate the amount or range of amounts of such potential incremental charges as of the date of this filing. If required, we will amend this disclosure at such time as management is able in good faith to estimate the amount, or range of amounts, of these charges.

For the three and six months ended June 30, 2023, we recognized $5.9 million and $8.3 million of restructuring costs relating to the Business Combination under the multi-year integration program and synergy realization that are included in cost of revenue, selling, general and administrative expenses and research and development expenses in the Condensed Consolidated Statement of Loss, respectively.

A reconciliation of the beginning and ending restructuring liabilities, which is included in accrued wages and benefits and accounts payable in the Condensed Consolidated Balance Sheets as of June 30, 2024, and December 31, 2023, is as follows:

	Three Months Ended	Six Months Ended
(In thousands)	June 30, 2024	June 30, 2024
Balance at beginning of period	$10,352	$8,309
Plus: Amounts charged to cost and expense	17,387	30,505
Less: Amounts paid	(9,081)	(20,156)
Balance as of June 30, 2024	$18,658	$18,658

For the Year Ended
(In thousands)	December 31, 2023
Balance as of December 31, 2022	$159
Plus: Amounts charged to cost and expense	22,241
Less: Amounts paid	(14,091)
Balance as of December 31, 2023	$8,309

Restructuring expenses included in the Condensed Consolidated Statements of Loss are for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2024	2023	2024	2023

Network Solutions - Cost of revenue	$524	$—	$2,842	$58
Network Solutions - inventory write-down	143	—	$8,925	$—
Services & Support - Cost of revenue	2,121	—	2,268	18
Cost of revenue	$2,788	$—	$14,035	$76
Selling, general and administrative expenses	3,497	1,393	5,299	3,573
Research and development expenses	11,245	4,475	15,306	4,656
Total restructuring expenses	$17,530	$5,868	$34,640	$8,305

The following table represents the components of restructuring expenses by geographic area for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2024	2023	2024	2023
United States	$1,226	$1,501	$16,286	$2,619
International	16,304	4,367	18,354	5,686
Total restructuring expenses	$17,530	$5,868	$34,640	$8,305

20. SUBSEQUENT EVENTS

Receivables Purchase Agreement

On July 1, 2024, the Company renegotiated our receivables purchase agreement which is currently treated as a secured borrowing. The renegotiated receivables purchase agreement will result in a derecognition of the accounts receivable sold and the removal of the secured borrowing liability given the agreement transfers effective control over, and risk related to the receivables to the buyers. See Note 1 and Note 2 above for additional information on the accounting treatment of our receivable purchase agreements.

Annual Recurring Compensation Payment

On July 3, 2024, the Annual Recurring Compensation was paid with respect to the 2023 fiscal year. See Note 1 and Note 18 for additional information on the Annual Recurring Compensation payment.

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

OVERVIEW

The Company is a leading global provider of networking and communications platforms, software, systems and services focused on the broadband access market, serving a diverse domestic and international customer base in multiple countries that includes Large, Medium and Small Service Providers, alternative Service Providers, such as utilities, municipalities and fiber overbuilders, cable/MSOs, SMBs and distributed enterprises including Fortune 500 companies with sophisticated business continuity applications; and federal, state and local government agencies.

Our innovative solutions and services enable voice, data, video and internet communications across a variety of network infrastructures and are currently in use by millions worldwide. We support our customers through our direct global sales organization and our distribution networks. Our success depends upon our ability to increase unit volume and market share through the introduction of new products and succeeding generations of products having optimal selling prices and increased functionality as compared to both the prior generation of a product and the products of competitors in order to gain market share. To service our customers and grow revenue, we are continually conducting research and developing new products addressing customer needs and testing those products for the specific requirements of the particular customers. We offer a broad portfolio of flexible software and hardware network solutions and services that enable Service Providers to meet today’s service demands while enabling them to transition to the fully converged, scalable, highly automated, cloud-controlled voice, data, internet and video network of the future. In addition to our global headquarters in Huntsville, Alabama and our European headquarters in Munich, Germany, we have sales and research and development facilities in strategic global locations.

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

Additionally, and subject to certain limitations pursuant to applicable law and the specific terms of the DPLTA, the DPLTA provides that Adtran Networks shareholders (other than us) be offered, at their election, (i) to put their Adtran Networks shares to the Company in exchange for compensation in cash of €17.21 per share plus guaranteed interest ("Exit Compensation"), or (ii) to remain Adtran Networks shareholders and receive a recurring compensation in cash of €0.59 (€0.52 net under the current tax regime) per share for each full fiscal year of Adtran Networks (“Annual Recurring Compensation”). The guaranteed interest component under the Exit Compensation is calculated from the effective date of the DPLTA to the date the shares are tendered, less any Annual Recurring Compensation paid. The guaranteed interest rate is 5.0% plus a variable component that was 3.62% as of June 30, 2024. The Annual Recurring Compensation is due on the third banking day following the ordinary general shareholders’ meeting of Adtran Networks for the respective preceding fiscal year (but in any event within eight months following expiration of the fiscal year). With respect to the 2023 fiscal year, Adtran Networks’ ordinary general shareholders’ meeting occurred on June 28, 2024, and, therefore, the Annual Recurring Compensation was paid on July 3, 2024. The adequacy of both forms of compensation has been challenged by minority shareholders of Adtran Networks via court-led appraisal proceedings under German law, and it is possible that the courts in such appraisal proceedings may adjudicate a higher Exit Compensation or Annual Recurring Compensation (in each case, including interest thereon) than agreed upon in the DPLTA.

The opportunity for outside Adtran Networks shareholders to tender Adtran Networks shares in exchange for Exit Compensation had been scheduled to expire on March 16, 2023. However, due to the appraisal proceedings that have been initiated in accordance with applicable German law, this time period for tendering shares has been extended pursuant to the German Stock Corporation Act (Aktiengesetz) and will end two months after the date on which a final decision in such appraisal proceedings has been published in the Federal Gazette (Bundesanzeiger). For the three and six months ended June 30, 2024, approximately one thousand shares of Adtran Networks stock were tendered to the Company. This resulted in Exit Compensation payments of approximately €19 thousand and €23 thousand, respectively, or approximately $20 thousand and $25 thousand, respectively, based on an exchange rate as of June 30, 2024, were paid to Adtran Networks shareholders.

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

We currently hold 34,026,174 no-par value bearer shares of Adtran Networks, representing 65.37% of Adtran Networks outstanding shares as of June 30, 2024.

The foregoing description of the DPLTA does not purport to be complete and is qualified in its entirety by reference to the DPLTA, a non-binding English translation of which incorporated by reference to Exhibit 10.7 included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 15, 2024.

Multi-Year Integration Program

During the fourth quarter of 2022, the Company initiated a multi-year integration program designed to optimize the assets, business processes, and information technology systems of the Company. During the three and six months ended June 30, 2023, we recognized $0.6 million and $1.4 million, respectively, of integration costs related to the Business Combination that are included in selling, general and administrative expenses in the Condensed Consolidated Statement of Loss. We did not incur any costs related to our multi-year integration program in the three and six months ended June 30, 2024, respectively. The Company does not anticipate additional material expenses to be incurred in connection with this integration program. See Note 19 of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report for additional information.

Business Efficiency Program

On November 6, 2023, due to the uncertainty around the current macroeconomic environment and its impact on customer spending levels, the Company’s management decided to implement a business efficiency program (“Business Efficiency Program”) targeting the reduction of ongoing operating expenses and focusing on capital efficiency inclusive of certain salary reductions, an early retirement program, a site consolidation plan to include lease impairments and the partial sale of owned real estate (including the potential sale of portions of our headquarters), inventory write downs from product discontinuances, and the suspension of the quarterly dividend. The Business Efficiency Program expands upon other recently implemented restructuring efforts and synergy costs following the Business Combination. For instance, on August 17, 2023, the Company’s management determined to discontinue its copper-based Digital Subscriber Line broadband access technology products and its fixed wireless access products in its Network Solutions segment. Furthermore, on September 29, 2023, the Company’s management decided to exit the "IoT" gateway market (indoor and outdoor), a subset of the broader IoT market (together with the other product discontinuations, the “Discontinuations”). On October 25, 2023, all employees were informed of certain personnel measures, which included the reduction of salary for select management, a reduction of approximately 5% of the workforce, an early retirement program and a hiring freeze. Additionally, on April 11, 2024, management determined to close a facility in Greifswald, Germany. The closure of the facility is expected to be completed by December 31, 2024.

During the three and six months ended June 30, 2024, we recognized $17.5 million and $34.6 million of costs related to the Business Efficiency Program, respectively. The costs recognized during the six months ended June 30, 2024, included charges of $8.9 million as a result of a strategy shift which included discontinuance of certain items in connection with the Business Efficiency Program, of which, $4.1 million relates to inventory write-downs and $4.8 million relates to other charges, and are included in cost of revenue in the Condensed Consolidated Statements of Loss. Since the inception of the Business Efficiency Program, we recognized $59.7 million of costs. We expect costs in the third quarter 2024 and thereafter relating to the Business Efficiency Program to range between $8.1 million and $19.1 million. Management expects these planned costs to include severance costs ranging from $4.6 million to $11.4 million in connection with reductions in workforce and site consolidation transaction expenses (primarily brokers fees and Greifswald exit costs) ranging from $3.5 million to $7.7 million. The broker fees related to our site consolidation expenses will be netted against proceeds upon the sale of the building(s). Future cash payments include: severance costs and outplacement fees that are anticipated to be in the range of $21.3 million to $28.1 million, payments relating to the site consolidation transaction expenses that are anticipated to be in the range of $3.4 million to $7.6 million and remaining payments related to the inventory strategy shift of $2.0 million. We may also incur other charges or cash expenditures not currently contemplated due to events that may occur as a result of, or associated with, the Business Efficiency Program, including potential impairment charges related to the discontinuance of additional product lines, regulatory requirements related to personnel measures, and site closures.  However, we are not able to estimate the amount or range of amounts of such potential incremental charges as of the date of this filing. If required, we will amend this disclosure at such time as management is able in good faith to estimate the amount, or range of amounts, of these charges.

Business Combination Integration Costs

During the three and six months ended June 30, 2024, we recognized $0.7 million and $1.2 million of integration costs related to the Business Combination were incurred. During the three and six months ended June 30, 2023, $0.6 million and $1.4 million of integration costs related to the Business Combination were incurred, respectively. These transaction costs are included in selling, general and administrative expenses, research & development expenses and cost of revenue in the Condensed Consolidated Statement of Loss. We expect to incur additional integration costs and expenses associated with the implementation of the DPLTA throughout 2024 and such costs are expected to be material. These costs are separate and apart from the costs associated with the integration program discussed above.

FINANCIAL PERFORMANCE AND TRENDS

We ended the second quarter of 2024 with a year-over-year revenue decrease of 31.0% as compared to the three months ended June 30, 2023, driven by decreased volume of sales activity due to customers' focus on reducing inventory levels and continuing uncertain macroeconomic conditions related to ongoing inflationary pressures, continued elevated interest rates, currency fluctuations and political tensions which impacted the spending behavior of our customers. During the second quarter of 2024, we had no customers with revenues greater than 10.0% and our five largest customers comprised 28.0% of our revenue. Our year-over-year domestic revenue decreased by 18.7% and continued to be impacted by elevated customer inventory levels, continuing effects of uncertain macroeconomic conditions and decreased shipments to distributor customers. Internationally, our year-over-year revenue decreased by 39.3%, primarily driven by the unfavorable impact on revenue as a result of the strengthened U.S. dollar and decreased shipments to network operators in Europe.

Access & Aggregation and Optical Networking revenue categories experienced a general slowdown in revenue as a result of reduced spending by our Service Provider customers as they continue to reduce excess inventory levels and monitor the uncertain macroeconomic conditions. Despite these challenges, we have maintained our emphasis on product development to enable us to respond to rapidly changing technology and evolving industry standards. For example, we expect public funding through projects such as IPCEI ME/CT to further our research and development for new communication technologies. Additionally, public funding through the Broadband Equity, Access and Deployment Program is expected to commence in late 2024 through 2026, which provides a positive outlook for the future. In Europe, we continue to see increased activity from high-risk vendor replacement and broadband subsidy programs.

Our operating results have fluctuated and may continue to fluctuate on a quarterly basis due to several factors, including customer order activity, prior supply chain constraints, component availability, and the Company's consolidation and integration with Adtran Networks. Further, a significant percentage of orders require delivery within a few days, requiring us to maintain higher inventory levels. These factors may result in limited order flow visibility. We have taken decisive steps to transform our business into a leaner, more efficient and more profitable company, including through the implementation of a Business Efficiency Program, which includes a significant cost efficiency program targeting a reduction of ongoing operating expenses and a capital efficiency program inclusive of certain salary reductions, an early retirement program, a site consolidation plan to include lease impairments and the partial sale of owned real estate (including the potential sale of portions of our headquarters), inventory write downs from product discontinuances, and the suspension of the quarterly dividend. Nevertheless, our operating expenses are relatively fixed in the short term; therefore, a shortfall in quarterly revenues has and may again in the future significantly impact on our financial results in any given quarter.

Our operating results have significantly fluctuated and may do so in the future as a result of a number of other factors, including a decline in general economic and market conditions, foreign currency exchange rate movements, inflation, regional conflicts, increased competition, customer order patterns, changes in product and services mix, timing differences between price decreases and product cost reductions, product warranty returns, expediting costs, tariffs and announcements of new products by us or our competitors. In recent years, inflationary pressures on input costs, such as raw materials and labor, and distribution costs had a negative impact on our operating results. However, inflationary pressures on our supply chain have eased somewhat, which has led to reductions in cost premiums on raw material costs and freight. We continue to support our customer demand for our products by working with our suppliers, contract manufacturers, distributors and customers to address and to limit the disruption to our operations and order fulfillment. Additionally, maintaining sufficient inventory levels to assure prompt delivery of our products increases the amount of inventory that may become obsolete and increases the risk that the obsolescence of this inventory may have an additional adverse effect on our business and operating results beyond the effects of the most recent inventory write-downs. Also, not maintaining sufficient inventory levels to ensure prompt delivery of our products may cause us to incur expediting costs to meet customer delivery requirements, which may negatively impact our operating results.

We are exposed to changes in foreign currencies relative to the U.S. dollar, which are references to the differences between the foreign-exchanges rates we use to convert the financial results of our international operations from local currencies into U.S. dollars for financial reporting purposes. This impact of foreign-exchange rate changes is calculated based on the difference between the current period’s currency exchange rates and that of the comparable prior period. Our primary exposures to foreign currency exchange rate movements are with the Euro and the British pound sterling. As a result of our global operations, our revenue, gross margin, operating expense and operating loss in some international markets has been and may continue to be affected by foreign currency fluctuations.

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

During the first quarter of 2024, qualitative factors such as a decrease in the Company’s market capitalization, lower service provider spending and delayed holding patterns of inventory with respect to customers caused us to reduce our forecasts, triggering a quantitative impairment assessment for our reporting units. The Company determined the fair value of the Network Solutions reporting unit using a combination of an income approach and a market-based peer group analysis. The Company determined upon its quantitative impairment assessment to recognize a $292.6 million non-cash goodwill impairment charge for the Network Solutions reporting unit during the three months ended March 31, 2024. The quantitative impairment analysis indicated there was no impairment of the Services & Support goodwill during the three months ended March 31, 2024.

During the second quarter of 2024, the Company qualitatively assessed the carrying value of our Services & Support reporting unit for events or circumstance changes that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Based on our assessment of certain qualitative factors such as macroeconomic conditions, industry and market considerations, cost factors and overall financial performance, management concluded that the fair value of the Services & Support reporting unit was more likely than not greater than its carrying amount as of June 30, 2024. Therefore, no impairment of goodwill was recorded during the three months ended June 30, 2024.

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

RESULTS OF OPERATIONS – THREE AND SIX MONTHS ENDED JUNE 30, 2024, COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

The following table presents selected financial information derived from our Condensed Consolidated Statements of Loss expressed as a percentage of revenue for the periods indicated. Amounts may not foot due to rounding.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue
Network Solutions	79.3%	86.4%	79.7%	86.8%
Services & Support	20.7	13.6	20.3	13.2
Total Revenue	100.0	100.0	100.0	100.0
Cost of Revenue
Network Solutions	55.1	66.3	55.5	67.0
Network Solutions - inventory write-down and other charges	0.1	—	2.0	—
Services & Support	8.8	5.5	8.5	5.3
Total Cost of Revenue	63.9	71.7	66.0	72.3
Gross Profit	36.1	28.3	34.0	27.7
Selling, general and administrative expenses	26.3	20.3	26.2	20.6
Research and development expenses	26.7	21.6	26.7	21.6
Goodwill impairment	—	—	64.7	—
Operating Loss	(17.0)	(13.6)	(83.6)	(14.5)
Interest and dividend income	0.2	0.1	0.2	0.1
Interest expense	(3.1)	(1.2)	(2.5)	(1.1)
Net investment gain	0.4	0.4	0.7	0.4
Other (expense) income, net	(0.4)	0.8	0.1	0.3
Loss Before Income Taxes	(19.9)	(13.6)	(85.2)	(14.8)
Income tax (expense) benefit	(0.9)	2.6	3.7	3.0
Net Loss	(20.8)%	(11.1)%	(81.5)%	(11.8)%
Less: Net Income attributable to non-controlling interest	1.3	0.9	1.3	0.4
Net Loss attributable to ADTRAN Holdings, Inc.	(22.1)%	(11.9)%	(82.8)%	(12.2)%

REVENUE

Our revenue decreased 31.0% from $327.4 million for the three months ended June 30, 2023, to $226.0 million for the three months ended June 30, 2024, and decreased 30.6% from $651.3 million for the six months ended June 30, 2023, to $452.2 million for the six months ended June 30, 2024. The decrease in revenue for the three and six months ended June 30, 2024, is primarily driven by a decrease in volume of sales activity due to customers’ focus on reducing inventory levels and the completion of significant customer projects. The decrease in revenue by category for the three months ended June 30, 2024, was primarily attributable to a $69.3 million decrease in Optical Networking Solutions products, a $32.8 million decrease in Access & Aggregation revenue partially offset by a $0.7 million increase in Subscriber Solutions products. The decrease in revenue by category for the six months ended June 30, 2024, was primarily attributable to a $142.0 million decrease in Optical Networking Solutions products, a $48.3 million decrease in Access & Aggregation revenue and a $8.8 million decrease in Subscriber Solutions products. Continued customer concerns over inventory stocking levels have affected our revenue in the first half of 2024 in our Optical Networking Solutions category, Access & Aggregation category and our Subscriber Solutions category.

Network Solutions segment revenue decreased 36.7% from $283.0 million for the three months ended June 30, 2023, to $179.2 million for the three months ended June 30, 2024, and decreased 36.2% from $565.4 million for the six months ended June 30, 2023, to $360.5 million for the six months ended June 30, 2024. The decrease in Network Solutions revenue for the three months ended June 30, 2024, was due to a decrease of $68.8 million in volume of sales activity in Optical Networking products, a decrease of $35.2 million in volume of sales activity in Access & Aggregation products partially offset by an increase of $0.1 million in volume of sales activity in Subscriber Solutions products. The decrease in Network Solutions revenue for the six months ended June 30, 2024, was due to a decrease of $143.2 million in volume of sales activity in Optical Networking products, a decrease of $51.9 million in volume of sales activity in Access & Aggregation products and a decrease of $9.8 million in volume of sales activity in Subscriber Solutions products.

Services & Support segment revenue increased 5.5% from $44.4 million for the three months ended June 30, 2023, to $46.8 million for the three months ended June 30, 2024, and increased 6.8% from $85.9 million for the six months ended June 30, 2023, to $91.7 million for the six months ended June 30, 2024. The increase in revenue for the three months ended June 30, 2024, was primarily attributable a $2.3 million increase in revenue for Access & Aggregation revenue and a $0.6 million increase in revenue for Subscriber Solutions services, partially offset by a $0.6 million decrease in revenue for Optical Networking products. The increase in revenue for the six months ended June 30, 2024, was primarily attributable a $3.6 million increase in revenue for Access & Aggregation revenue a $1.2 million increase in revenue for Optical Networking products, and a $1.0 million increase in revenue for Subscriber Solutions services. More specifically, the increase in revenue for the three and six months ended June 30, 2024, of our ADTRAN, Inc. operations was primarily due to higher volume of sales of our software services and business solutions services.

Domestic revenue decreased by 18.7% from $132.3 million for the three months ended June 30, 2023, to $107.6 million for the three months ended June 30, 2024, and decreased by 27.6% from $263.8 million for the six months ended June 30, 2023, to $190.9 million for the six months ended June 30, 2024. The decrease in domestic revenue for the three and six months ended June 30, 2024, was primarily due to lower volume of sales of our residential solutions products as a result of customers focus on reducing inventory levels across all revenue categories.

International revenue, which is defined as revenue generated from the Network Solutions and Services & Support segments provided to a customer outside of the U.S., decreased by 39.3% from $195.1 million for the three months ended June 30, 2023 to $118.4 million for the three months ended June 30, 2024 and decreased by 32.6% from $387.5 million for the six months ended June 30, 2023 to $261.3 million for the six months ended June 30, 2024. International revenue, as a percentage of total revenue, decreased from 59.6% for the three months ended June 30, 2023, to 52.4% for the three months ended June 30, 2024, and decreased from 59.5% for the six months ended June 30, 2023, to 57.8% for the six months ended June 30, 2024. The decrease in international revenue for the three and six months ended June 30, 2024, was primarily due to the conclusion of specific customer projects and customer concerns over inventory stocking levels. While international revenue has decreased to approximately 52.4% and 57.8% of total revenues for the three and six months ended June 30, 2024, respectively, the mix of our Network Solutions and Services & Support segments as a percentage of total international revenue remains relatively linear. For the three and six months ended June 30, 2024, as compared to the three and six months ended June 30, 2023, changes in foreign currencies relative to the U.S. dollar decreased our net revenue by approximately $0.3 million and increased our net revenue by approximately $1.9 million, respectively.

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

COST OF REVENUE

As a percentage of revenue, cost of revenue decreased from 71.7% for the three months ended June 30, 2023, to 63.9% for the three months ended June 30, 2024, and decreased from 72.3% for the six months ended June 30, 2023, to 66.0% for the six months ended June 30, 2024. The decrease for the three months ended June 30, 2024 was attributable to a 5.1% decrease in expense as a percentage of revenue related to decreased amortization of intangible backlog, developed technology and fair value adjustments to inventory costs that flow through to cost of revenue as a result of the Business Combination with Adtran Networks, and a 5.3% decrease in expense as a percentage of revenue related to decreased acquisition costs, partially offset by a 1.2% increase in expense as a percentage of revenue in connection with our Business Efficiency Program, which resulted in an inventory write down and other charges of $0.1 million incurred as a result of a strategy shift which included discontinuance of certain product lines and a 1.3% increase in expense as a percentage of revenue attributable to changes in customer and product mix. The decrease for the six months ended June 30, 2024 was attributable to a 5.0% decrease in expense as a percentage of revenue related to decreased amortization of intangible backlog, developed technology and fair value adjustments to inventory costs that flow through to cost of revenue as a result of the Business Combination with Adtran Networks, and a 5.1% decrease in expense as a percentage of revenue related to decreased acquisition costs, partially offset by a 3.1% increase in expense as a percentage of revenue in connection with our Business Efficiency Program, which resulted in an inventory write down and other charges of $8.9 million incurred as a result of a strategy shift which included discontinuance of certain product lines and a 0.7% increase in expense as a percentage of revenue attributable to changes in customer and product mix. For the three and six months ended June 30, 2024, as compared to the three and six months ended June 30, 2023, changes in foreign currencies relative to the U.S. dollar decreased our cost of revenue by approximately $0.1 million and increased our cost of revenue by approximately $0.4 million, respectively.

Network Solutions cost of revenue, as a percentage of that segment’s revenue, decreased from 76.7% for the three months ended June 30, 2023, to 69.5% for the three months ended June 30, 2024, and decreased from 77.1% for the six months ended June 30, 2023 to 72.0% for the six months ended June 30, 2024. The decrease in cost of revenue as a percentage of revenue for the three months ended June 30, 2024 was attributable to a 6.4% decrease in expense as a percentage of revenue related to decreased amortization of intangible backlog, developed technology and fair value adjustments to inventory costs that flow through to cost of revenue as a result of the Business Combination with Adtran Networks and a 6.7% decrease in expense as a percentage of revenue related to decreased acquisition costs, partially offset by a 0.4% increase in expense as a percentage of revenue in connection with our Business Efficiency Program, which resulted in an inventory write down and other charges of $0.1 million incurred as a result of a strategy shift which included discontinuance of certain product lines and a 5.5% increase in expense as a percentage of revenue attributable to changes in customer and product mix. The decrease in cost of revenue as a percentage of revenue for the six months ended June 30, 2024 was attributable to a 6.3% decrease in expense as a percentage of revenue related to decreased amortization of intangible backlog, developed technology and fair value adjustments to inventory costs that flow through to cost of revenue as a result of the Business Combination with Adtran Networks and a 6.4% decrease in expense as a percentage of revenue related to decreased acquisition costs, partially offset by a 3.2% increase in expense as a percentage of revenue in connection with our Business Efficiency Program, which resulted in an inventory write down and other charges of $8.9 million incurred as a result of a strategy shift which included discontinuance of certain product lines and a 4.4% increase in expense as a percentage of revenue attributable to changes in customer and product mix.

Services & Support cost of revenue, as a percentage of that segment’s revenue, increased from 40.3% for the three months ended June 30, 2023, to 42.3% for the three months ended June 30, 2024, and increased from 40.6% for the six months ended June 30, 2023 to 42.1% for the six months ended June 30, 2024. The increase in cost of revenue as a percentage of revenue for the three and six months ended June 30, 2024, was primarily attributable to changes in customer and product mix.

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

GROSS PROFIT

As a percentage of revenue, gross profit increased from 28.3% for the three months ended June 30, 2023, to 36.1% for the three months ended June 30, 2024, and increased from 27.7% for the six months ended June 30, 2023 to 34.0% for the six months ended June 30, 2024. The increase for the three months ended June 30, 2024 was attributable to a 5.1% increase in gross profit as a percentage of revenue related to decreased amortization of intangible backlog, developed technology and fair value adjustments to inventory costs that flow through to cost of revenue as a result of the Business Combination with Adtran Networks, and a 5.3% increase in gross profit as a percentage of revenue related to decreased acquisition costs, partially offset by a 1.2% decrease in gross profit as a percentage of revenue in connection with increased expenses with our Business Efficiency Program, which resulted in an inventory write down and other charges of $0.1 million incurred as a result of a strategy shift which included discontinuance of certain product lines and a 1.3% decrease in gross profit as a percentage of revenue attributable to changes in customer and product mix. The increase for the six months ended June 30, 2024 was attributable to a 5.0% increase in gross profit as a percentage of revenue related to decreased amortization of intangible backlog, developed technology and fair value adjustments to inventory costs that flow through to cost of revenue as a result of the Business Combination with Adtran Networks, and a 5.1% increase in gross profit as a percentage of revenue related to decreased acquisition costs, partially offset by a 3.1% decrease in gross profit as a percentage of revenue in connection with increased expenses with our Business Efficiency Program, which resulted in an inventory write down and other charges of $8.9 million incurred as a result of a strategy shift which included discontinuance of certain product lines and a 0.7% decrease in gross profit as a percentage of revenue attributable to changes in customer and product mix.

As a percentage of that segment's revenue, Network Solutions gross profit increased from 23.3% for the three months ended June 30, 2023, to 30.5% for the three months ended June 30, 2024, and increased from 22.9% for the six months ended June 30, 2023 to 28.0% for the six months ended June 30, 2024. The increase for the three months ended June 30, 2024 was attributable to a 6.4% increase in gross profit as a percentage of revenue related to decreased amortization of intangible backlog, developed technology and fair value adjustments to inventory costs that flow through to cost of revenue as a result of the Business Combination with Adtran Networks and a 6.7% increase in gross profit as a percentage of revenue related to decreased acquisition costs, partially offset by a 0.4% decrease in gross profit as a percentage of revenue in connection with increased expenses with our Business Efficiency Program, which resulted in an inventory write down and other charges of $0.1 million incurred as a result of a strategy shift which included discontinuance of certain product lines and a 5.5% decrease in gross profit as a percentage of revenue attributable to changes in customer and product mix. The increase for the six months ended June 30, 2024 was attributable to a 6.3% increase in gross profit as a percentage of revenue related to decreased amortization of intangible backlog, developed technology and fair value adjustments to inventory costs that flow through to cost of revenue as a result of the Business Combination with Adtran Networks and a 6.4% increase in gross profit as a percentage of revenue related to decreased acquisition costs, partially offset by a 3.2% decrease in gross profit as a percentage of revenue in connection with increased expenses with our Business Efficiency Program, which resulted in an inventory write down and other charges of $8.9 million incurred as a result of a strategy shift which included discontinuance of certain product lines and a 4.4% decrease in gross profit as a percentage of revenue attributable to changes in customer and product mix.

As a percentage of that segment's revenue, Services & Support gross profit decreased from 59.7% for the three months ended June 30, 2023, to 57.7% for the three months ended June 30, 2024, and decreased from 59.4% for the six months ended June 30, 2023, to 57.9% for the six months ended June 30, 2024. The decrease was primarily attributable to changes in customer and product mix.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

As a percentage of revenue, selling, general and administrative expenses increased from 20.3% for the three months ended June 30, 2023, to 26.3% for the three months ended June 30, 2024, and increased from 20.6% for the six months ended June 30, 2023, to 26.2% for the six months ended June 30, 2024. Selling, general and administrative expenses as a percentage of revenue will generally fluctuate whenever there is a significant fluctuation in revenue for the periods being compared. We are still in the process of implementing our Business Efficiency Program, which we expect will lower selling, general and administrative expenses as a percentage of revenue over time.

Selling, general and administrative expenses decreased 10.6% from $66.6 million for the three months ended June 30, 2023, to $59.5 million for the three months ended June 30, 2024, and decreased 11.5% from $134.0 million for the six months ended June 30, 2023, to $118.6 million for the six months ended June 30, 2024. Selling, general and administrative expenses include personnel costs for management, accounting, information technology, human resources, sales and marketing, as well as independent auditor, tax and other professional fees, contract services and legal and litigation related costs. The decrease in selling, general and administrative expenses for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, was primarily attributable to the impact of the Company's Business Efficiency Program and integration programs. Specifically, the Company reduced its employee-related costs by $6.7 million, and travel expenses by $0.7 million. The decrease for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, was primarily attributable to the impact of the Company's Business Efficiency Program and integration programs. Specifically, the Company reduced its employee-related costs by $13.5 million, and travel expenses by $2.1 million. For the three and six months ended June 30, 2024, as compared to the three and six months ended June 30, 2023, changes in foreign currencies relative to the U.S dollar decreased our selling, general and administrative expenses by approximately $0.1 million and increased our selling, general and administrative expenses by approximately $0.9 million, respectively.

RESEARCH AND DEVELOPMENT EXPENSES

As a percentage of revenue, research and development expenses increased from 21.6% for the three months ended June 30, 2023, to 26.7% for the three months ended June 30, 2024, and increased from 21.6% for the six months ended June 30, 2023, to 26.7% for the six months ended June 30, 2024. Research and development expenses as a percentage of revenue will generally fluctuate whenever there are incremental product development activities or significant fluctuations in revenue for the periods being compared. We are still in the process of implementing our Business Efficiency Program, which we expect will lower research and development expense as a percentage of revenue over time.

Research and development expenses decreased 14.5% from $70.6 million for the three months ended June 30, 2023, to $60.4 million for the three months ended June 30, 2024, and decreased 14.3% from $140.7 million for the six months ended June 30, 2023, to $120.6 million for the six months ended June 30, 2024. The decrease in research and development expenses for the three months ended June 30, 2024, was primarily attributable to the impact of the Company's Business Efficiency Program and integration programs. Specifically, the Company reduced its employee-related costs by $2.5 million and contract services by $1.6 million. The decrease for the six months ended June 30, 2024, was primarily attributable to the impact of the Company's Business Efficiency Program and integration programs. Specifically, the Company reduced its contract services by $4.3 million and employee-related costs by $3.8 million. For the three and six months ended June 30, 2024, as compared to the three and six months ended June 30, 2023, changes in foreign currencies relative to the U.S. dollar increased our research and development expenses by approximately $0.2 million and increased our research and development expenses by approximately $0.9 million, respectively.

Adtran Networks has arrangements with governmental entities for the purpose of obtaining funding for research and development activities. The Company classifies government grants received under these arrangements as a reduction to research and development expenses incurred. For the three and six months ended June 30, 2024, the Company recognized $1.9 million and $2.1 million as a reduction of research and development expense, respectively.

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

GOODWILL IMPAIRMENT

There was no goodwill impairment recognized during the three months ended June 30, 2024, and for the three and six months ended June 30, 2023. During the first quarter of 2024, qualitative factors such as a decrease in the Company’s market capitalization, cautious service provider spending due to economic uncertainty and continued customer focus on inventory adjustments, triggered a quantitative impairment assessment for our reporting units. The Company determined upon its quantitative impairment assessment to recognize a $292.6 million non-cash goodwill impairment charge for the Network Solutions reporting unit during the six months ended June 30, 2024. For additional information, see Note 8 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

INTEREST AND DIVIDEND INCOME

Interest and dividend income remained flat at $0.4 million for the three months ended June 30, 2023, and 2024 and increased from $0.7 million for the six months ended June 30, 2023, to $0.8 million for the six months ended June 30, 2024. The increase in interest and dividend income is primarily attributable to fluctuations in investment balances and an increase in the rate of return on those investments due to interest rate movements.

INTEREST EXPENSE

Interest expense increased from $4.1 million for the three months ended June 30, 2023, to $6.9 million for the three months ended June 30, 2024, and increased from $7.4 million for the six months ended June 30, 2023, to $11.5 million for the six months ended June 30, 2024. The increase in interest expense during the three and six months ended June 30, 2024, was primarily driven by higher amortization of debt issuance costs as well as higher interest rates associated with the amendments of the Credit Agreement and higher average borrowings outstanding versus the three and six months ending June 30, 2023. See Note 11 of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report.

NET INVESTMENT GAIN

We recognized a net investment gain of $1.3 million and $0.9 million for the three months ended June 30, 2023, and 2024, respectively and recognized a net investment gain of $2.5 million and $3.1 million for the six months ended June 30, 2023, and 2024, respectively. The fluctuations in our net investments were primarily attributable to changes in the fair value of our securities recognized during the period. We expect that any future market volatility could result in continued fluctuations in our investment portfolio. See Note 5 of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report, and “Investing Activities” in “Liquidity and Capital Resources” below for additional information.

OTHER (EXPENSE) INCOME, NET

Other (expense) income, net, which primarily consisted of gains and losses on foreign currency transactions and income from excess material sales, decreased from income of $2.5 million for the three months ended June 30, 2023 to expense of $0.9 million for the three months ended June 30, 2024 and decreased from income of $2.2 million for the six months ended June 30, 2023 to income of $0.4 million for the six months ended June 30, 2024.

INCOME TAX BENEFIT

The Company's effective tax rate changed from a benefit of 18.8% of pre-tax income for the three months ended June 30, 2023, to a expense of 4.8% of pre-tax loss for the three months ended June 30, 2024 and changed from a benefit of 20.4% of pre-tax income for the six months ended June 30, 2023, to a benefit of 4.3% of pre-tax income for the six months ended June 30, 2024. The changes in the effective tax rate for the three and six months ended June 30, 2024, were driven primarily by non-deductible impairment charges and a loss jurisdiction for which no tax benefits were recognized on its pre-tax losses incurred during the six months ended June 30, 2024.

NET LOSS ATTRIBUTABLE TO ADTRAN HOLDINGS, INC.

As a result of the above factors, net loss attributable to ADTRAN Holdings, Inc. increased from net loss of $39.1 million for the three months ended June 30, 2023, to a net loss of $49.9 million for the three months ended June 30, 2024, and increased from net loss of $79.2 million for the six months ended June 30, 2023, to a net loss of $374.4 million for the six months ended June 30, 2024.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our ongoing business with existing cash, investments and cash flow from operations. We had a positive cash flow from operating activities of $56.0 million in the six months ended June 30, 2024. We have used, and expect to continue to use, existing cash, investments, credit arrangements and cash generated from operations for working capital and other general corporate purposes, including product development activities to enhance our existing products and develop new products, expand our sales and marketing activities and fund capital expenditures. In addition, we have increasingly relied upon our credit arrangements to manage our working capital needs.

As of June 30, 2024, our cash on hand was $111.2 million of which $81.7 million was held by our foreign subsidiaries. The Company had access to $206.0 million on its Credit Facility for future borrowings; however, as of June 30, 2024, the Company was limited to additional borrowings of $16.4 million based on debt covenant compliance metrics. Generally, we intend to permanently reinvest funds held outside the U.S., except to the extent that any of these funds can be repatriated without withholding tax. As of December 31, 2023, our cash on hand was $87.2 million, of which $73.0 million was held by our foreign subsidiaries.

Pursuant to the terms of the DPLTA, each Adtran Networks shareholder (other than the Company) has received an offer to elect either (1) to remain an Adtran Networks shareholder and receive from us an Annual Recurring Compensation payment, or (2) to receive Exit Compensation plus guaranteed interest. The guaranteed interest under the Exit Compensation is calculated from the effective date of the DPLTA to the date the shares are tendered, less any Annual Recurring Compensation paid. The guaranteed interest rate is 5.0% plus a variable component (according to the German Civil Code) that was 3.62% as of June 30, 2024. Assuming all the minority holders of currently outstanding Adtran Networks shares were to elect the second option, we would be obligated to make aggregate Exit Compensation payments, including guaranteed interest, of approximately €345.6 million or approximately $371.3 million, based on an exchange rate as of June 30, 2024, and reflecting interest accrued through June 30, 2024, during the pendency of the appraisal proceedings discussed below. Shareholders electing the first option of Annual Recurring Compensation may later elect the second option. The opportunity for outside Adtran Networks shareholders to tender Adtran Networks shares in exchange for Exit Compensation had been scheduled to expire on March 16, 2023. However, due to the appraisal proceedings that have been initiated in accordance with applicable German law, this time period for tendering shares has been extended pursuant to the German Stock Corporation Act (Aktiengesetz) and will end two months after the date on which a final decision in such appraisal proceedings has been published in the Federal Gazette (Bundesanzeiger).

We are also obligated to absorb any annual net loss of Adtran Networks under the DPLTA. Additionally, our obligation to pay Annual Recurring Compensation under the DPLTA is a continuing payment obligation, which will amount to approximately €10.6 million or $11.4 million (based on the current exchange rate) per year assuming none of the minority Adtran Networks shareholders were to elect Exit Compensation. The foregoing amounts do not reflect any potential increase in payment obligations that we may have depending on the outcome of ongoing appraisal proceedings in Germany. The Annual Recurring Compensation is due on the third banking day following the ordinary general shareholders’ meeting of Adtran Networks for the respective preceding fiscal year (but in any event within eight months following expiration of the fiscal year). With respect to the 2023 fiscal year, Adtran Networks’ ordinary general shareholders’ meeting occurred on June 28, 2024 and, therefore, the Annual Recurring Compensation was paid on July 3, 2024. During the three and six months ended June 30, 2024, and 2023, we accrued $2.9 million and $5.7 million, respectively, in Annual Recurring Compensation, which was reflected as an increase to retained deficit.

On July 18, 2022, ADTRAN, Inc., as the borrower, and ADTRAN Holdings, Inc. entered into a credit agreement with a syndicate of banks, including Wells Fargo Bank, National Association, as administrative agent (“Administrative Agent”), and the other lenders named therein (“Credit Agreement”), which has since been amended four times. Pursuant to the terms of the Credit Agreement, as amended, the Company, ADTRAN, Inc., and the subsidiary guarantors (together the, “Credit Parties”) are subject to a liquidity covenant, which provides that, during the fourth quarter of 2023 through and including the third quarter of 2024 ("Covenant Relief Period") or a Springing Covenant Period, (i.e., the period beginning upon the purchase by the Company of at least 60% of the outstanding shares of Adtran Networks not owned by the Company as of August 9, 2023 and the three consecutive quarterly test periods after such date), as of the last day of any fiscal quarter, the cash and cash equivalents of the Credit Parties must be at least $50.0 million and the cash and cash equivalents of the Company and its subsidiaries must be at least $70.0 million, limiting our ability to pay the obligations under the DPLTA. See below, as well as Note 11 of Notes to Condensed Consolidated Financial Statements included in Part I, Item, 1 for additional information regarding the terms of each amendment to the Wells Fargo Credit Agreement.

As of June 30, 2024, and as of the date of issuance of the condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q, the Company does not have sufficient liquidity to meet payment obligations under the DPLTA pertaining to Exit Compensation. For the three and six months ended June 30, 2024, approximately one thousand shares of Adtran Networks stock were tendered to the Company. This resulted in Exit Compensation payments of approximately €19 thousand and €23 thousand, respectively, or approximately $20 thousand and $25 thousand, respectively, based on an exchange rate as of June 30, 2024, were paid to Adtran Networks shareholders. For the three and six months ended June 30, 2023, approximately 46 thousand shares and 63 thousand shares, respectively, of Adtran Networks stock were tendered to the Company. This resulted in Exit Compensation payments of approximately €0.8 thousand and €1.1 million, respectively, or approximately $0.9 million and $1.2 million, respectively, based on an exchange rate as of June 30, 2023, were paid to Adtran Networks shareholders. We believe the probability that more than a small minority of Adtran Networks shareholders elect to receive Exit Compensation in the next twelve months is remote based on the diverse base of shareholders that must make this election on an individual shareholder basis, the current ongoing appraisal proceedings involving a dispute on the value of the Exit Compensation which is expected to take 24-32 months to resolve, the current guaranteed Annual Recurring Compensation payment plus the interest earned on such shares during the ongoing appraisal proceedings, and the current trading value of Adtran Networks shares.

The Company experienced revenue declines in the year ended December 31, 2023, and during the three and six months ended June 30, 2024. To the extent that the Company is further impacted by customers' inventory reduction initiatives, the Company is implementing plans to preserve cash liquidity and maintain compliance with the Company’s covenants. The Company has suspended dividend payments and is continuing to implement a Business Efficiency Program, which includes, but is not limited to ongoing reductions in operating expenses and a site consolidation plan. In connection with the site consolidation plan, the Company is also exploring a potential sale of portions of our headquarters in Huntsville. There can be no assurance that the Company will be successful in effecting this action on commercially reasonable terms or at all. We may need to further reduce capital expenditure and/or take other steps to preserve working capital in order to ensure that we can meet our needs and obligations and maintain compliance with our debt covenants.

In summary, the Company believes that its cash and cash equivalents, investments, working capital management initiatives and availability to access cash under the Wells Fargo Credit Facility (described below), will be adequate to meet our business operating requirements, our capital expenditures and our expected obligations under the DPLTA, including anticipated levels of Exit Compensation and ability to continue to comply with our debt covenants under the Credit Facility for at least the next twelve months, from the issuance of these condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q. See Note 11, Revolving Credit Agreements, for additional information regarding the terms of the Amendments of the Wells Fargo Credit agreement and Notes to Condensed Consolidated Financial Statements included in Part I, Item, 1 for additional information regarding the terms of the Wells Fargo Credit Agreement, as amended.

Wells Fargo Credit Facility

On July 18, 2022, ADTRAN, Inc., as the borrower ("US Borrower"), and the Company entered into a credit agreement with a syndicate of banks, including Wells Fargo Bank, National Association, as administrative agent (“Administrative Agent”), and the other lenders named therein (as amended from time to time, the “Credit Agreement”). As of the date of this filing, the Credit Agreement allows for revolving credit borrowings of up to $400.0 million in aggregate principal amount ($100.0 million of which is available to Adtran Networks as borrower pursuant to the Subline (as defined and further described below), as well as the $50.0 million delayed draw term loan facility described below. The term of the delayed draw term loan facility expires on August 9, 2024.

On August 9, 2023, ("First Amendment Effective Date") the Company and ADTRAN, Inc. entered into a First Amendment to Credit Agreement (“First Amendment”).

The First Amendment among other things, provided for a new $50.0 million delayed draw term loan facility (“DDTL”), which (subject to certain conditions) is available for borrowing in the event that at least sixty percent (60.0%) of the outstanding shares of Adtran Networks that were not owned by the Company and its subsidiaries as of the First Amendment Effective Date have been tendered (such event, a “Springing Covenant Event”). Proceeds of the DDTL may only be used to repurchase shares of Adtran Networks. The DDTL is available for borrowing from the occurrence of a Springing Covenant Event through August 9, 2024.

The First Amendment further added additional financial flexibility by permitting, subject to certain requirements, the incurrence of convertible indebtedness by the Company in an aggregate principal amount of up to $172.5 million. Any such convertible indebtedness must, among other things, be incurred in pro forma compliance with the financial covenants in the Credit Agreement, be unsecured, and otherwise rank junior to borrowings under the Credit Agreement, and have a stated maturity date of at least 91 days after the latest scheduled maturity date of loans and commitments under the Credit Agreement. Net cash proceeds from any incurrence of convertible indebtedness must be used to repurchase shares of Adtran Networks or repay revolver borrowings under the Credit Agreement.

On January 16, 2024 ("Second Amendment Effective Date"), the Company and ADTRAN, Inc. entered into a Second Amendment to Credit Agreement and First Amendment to Collateral Agreement ("Second Amendment"). The Second Amendment, among other things, provided the Company and its subsidiaries with additional covenant headroom for the fourth quarter of 2023 through and including the third quarter of 2024 ("Covenant Relief Period") and revised and/or added certain other financial covenants which (as later modified by the Fourth Amendment) are described below.

On March 12, 2024, the Company and ADTRAN, Inc. entered into a Third Amendment to Credit Agreement ("Third Amendment"). The Third Amendment, among other things, amended the definition of “Consolidated Funded Indebtedness” (which is used in the calculation of the Consolidated Total Net Leverage Ratio and the Consolidated Senior Secured Net Leverage Ratio) to exclude obligations of the Company and its subsidiaries under certain receivables purchase arrangements when calculated for the fiscal quarters ending March 31, 2024, and June 30, 2024. On July 1, 2024, the Company renegotiated our receivables purchase agreement which is currently treated as a secured borrowing. The renegotiated receivables purchase agreement will result in a derecognition of the accounts receivable sold and the removal of the secured borrowing liability given the agreement transfers effective control over, and risk related to the receivables to the buyers.

On June 4, 2024, the Company, ADTRAN, Inc., and Adtran Networks entered into a Fourth Amendment to Credit Agreement ("Fourth Amendment"). The Fourth Amendment, among other things, created a new sublimit under the existing $400.0 million revolving commitments, in an aggregate amount of $100.0 million (“Subline”), which Subline is available for borrowings by Adtran Networks. Prepayments of outstanding loans under the Subline that result in the remaining outstanding loans under the Subline being less than the German Commitment Reduction Threshold will result in a permanent partial reduction of the commitments in respect of the Subline. The German Commitment Reduction Threshold is initially $75 million and may be lowered from time to time pursuant to the terms of the Fourth Amendment. The existing swing line sublimit and letter of credit sublimit under the Credit Agreement remained available to the US Borrower (and not to Adtran Networks) after giving effect to the Fourth Amendment. Otherwise, the loans under the Subline are subject to substantially the same terms and conditions under the Credit Agreement (including with respect to the interest rate and maturity date) as the other existing revolving commitments.

As of June 30, 2024, ADTRAN, Inc.’s borrowings under the revolving line of credit were $190.3 million, of which $115.0 million were borrowed by ADTRAN, Inc. and $75.3 million were borrowed under the Subline by Adtran Networks. As of June 30, 2024, there were no borrowings under the DDTL. The credit facilities provided under the Credit Agreement mature in July 2027, but the US Borrower has an option to request extensions subject to customary conditions. In addition, the US Borrower may utilize up to $50.0 million of the $400.0 million total revolving facility for the issuance of letters of credit. As of June 30, 2024, we had a total of $3.7 million in letters of credit under ADTRAN, Inc. outstanding under the Credit Agreement, leaving a net amount (after giving effect to the $190.3 million of outstanding borrowings described above) of $206.0 million available for future borrowings; however, as of June 30, 2024, the Company was limited to additional borrowings of $16.4 million based on debt covenant compliance metrics. Any future credit extensions under the Credit Agreement are subject to customary conditions precedent. The proceeds of any loans are expected to be used for general corporate purposes and to pay a portion of the Exchange Offer consideration. As of June 30, 2024, the Company was in compliance with all covenants.

Revolving Line of Credit Interest Rate

All U.S. dollar borrowings under the revolving line of credit (other than swingline loans, which bear interest at the Base Rate (as defined below plus the applicable margin), at the Company’s option, at a rate per annum equal to either (a) the Base Rate plus an applicable margin ranging from 0.65% to 1.65% per annum based on the Company’s Consolidated Total Net Leverage Ratio (or, during the Applicable Margin Increase Period (as defined below), an applicable margin of 2.15% per annum), or (b) Adjusted Term SOFR (as defined below) plus an applicable margin ranging from 1.65% to 2.65% per annum based on the Company’s Consolidated Total Net Leverage Ratio (or, during the Applicable Margin Increase Period, an applicable margin of 3.15% per annum).

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

All Euro borrowings under the revolving line of credit bear interest at a rate per annum equal to EURIBOR (as defined in the Credit Agreement and subject to a 0.00% per annum floor) plus an applicable margin ranging from 1.75% to 2.75% per annum based on the Company’s Consolidated Total Net Leverage Ratio (or, during the Applicable Margin Increase Period, an applicable margin of 3.25% per annum).

In addition, (x) if on or prior to December 31, 2024, we have not reduced the aggregate revolving credit commitment to $340.0 million or less, the applicable margin for all loans shall be increased by 1.00% per annum, and (y) if on or prior to June 30, 2025, we have not reduced the aggregate revolving credit commitment to $300.0 million or less, the applicable margin for all loans shall be increased by 1.00% per annum.

In addition to paying interest on outstanding principal under the Credit Agreement, the Company is required to pay a quarterly commitment fee to the lenders under the Credit Agreement in respect of unutilized revolving loan commitments on the average daily unused portion of the revolving credit commitment of each lender, which commitment fee ranges from 0.20% to 0.25% per annum based on the Company’s Consolidated Total Net Leverage Ratio (or, during the Applicable Margin Increase Period, is equal to 0.25% per annum). The Company is also required to pay a participation fee to the Administrative Agent for the account of each lender with respect to the Company’s participation in letters of credit at the then applicable rate for Adjusted Term SOFR Loans or EURIBOR Loans, and other customary fronting, issuance and administration fees with respect to letters of credit.

The “Applicable Margin Interest Period” means the period commencing on the Second Amendment Effective Date and ending on the first date when each of the following conditions have been met: (a) the Covenant Relief Period has ended, (b) since the Second Amendment Effective Date, the borrowers have repaid the revolving credit outstanding borrowings by a principal amount of at least $75.0 million, (c) the borrowers have reduced the aggregate revolving credit commitment to an amount no greater than $300.0 million, and (d) the borrowers are in compliance with all financial covenants based on the financial statements for the most recently completed reference period.

Default interest is 2.0% per annum in excess of the rate otherwise applicable.

DDTL Interest Rate

All U.S. dollar borrowings under the DDTL bear interest, at the Company’s option, at a rate per annum equal to either (a) the Base Rate plus an applicable margin ranging from 0.90% to 1.90% per annum based on the Company’s Consolidated Total Net Leverage Ratio (or, during the Applicable Margin Increase Period, an applicable margin of 2.40% per annum), or (b) Adjusted Term SOFR plus an applicable margin ranging from 1.90% to 2.90% per annum based on the Company’s Consolidated Total Net Leverage Ratio (or, during the Applicable Margin Increase Period, an applicable margin of 3.40% per annum).

In addition, (x) if on or prior to December 31, 2024 we have not reduced the aggregate revolving credit commitment to $340.0 million or less, the applicable margin for all loans shall be increased by 1.00% per annum, and (y) if on or prior to June 30, 2025, we have not reduced the aggregate revolving credit commitment to $300.0 million or less, the applicable margin for all loans shall be increased by 1.00% per annum.

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
•
As of the last day of any fiscal quarter, commencing with the fiscal quarter ended December 31, 2023, the Consolidated Senior Secured Net Leverage Ratio may not exceed:
•
In the fiscal quarter in which a Springing Covenant Event occurs and the three consecutive quarterly test periods thereafter, (“Springing Covenant Period”), the following covenant levels:
•
First fiscal quarter ending after a Springing Covenant Event: 4.00x
•
Second fiscal quarter ending after a Springing Covenant Event: 3.75x
•
Third and fourth fiscal quarters ending after a Springing Covenant Event: 3.50x
•
If the Company or any of its subsidiaries incurs certain unsecured indebtedness in excess of $50.0 million in connection with a transaction that is a Springing Covenant Event or during a Springing Covenant Period, the Consolidated Senor Secured Net Leverage Ratio covenant will step down to 3.50x at the time of such incurrence.
•
If a Springing Covenant Period is not in effect, the Consolidated Senior Secured Net Leverage Ratio may not exceed:
•
From December 31, 2023, through and including March 31, 2024: 3.25x.
•
From April 1, 2024, through and including June 30, 2024: 3.50x.
•
From July 1, 2024, and thereafter: 3.25x.
•
As of the last day of any fiscal quarter, commencing with the fiscal quarter ended December 31, 2023, the Consolidated Fixed Charge Coverage Ratio may not be less than 1.25x.
•
During the Covenant Relief Period or a Springing Covenant Period, as of the last day of any fiscal quarter (i) cash and cash equivalents of the Credit Parties must be at least $50.0 million and (ii) cash and cash equivalents of the Company and its subsidiaries must be at least $70.0 million.

All obligations under the Credit Agreement (including under the Subline) are guaranteed by ADTRAN, Inc., the Company and certain subsidiaries of ADTRAN, Inc. (“Full Facility Guarantors”). To secure such guarantees, ADTRAN, Inc. and the Full Facility Guarantors have granted security interests in favor of the Administrative Agent over substantially all of their tangible and intangible assets, and ADTRAN, Inc. has granted mortgages in favor of the Administrative Agent over certain owned real estate assets. Certain of Adtran Networks' subsidiaries ("Subline Guarantors") have provided a guarantee solely of the obligations in respect of the Subline. Furthermore, to secure such guarantees, the Subline Guarantors have granted security interests in favor of the Administrative Agent over substantially all of their tangible and intangible assets. Adtran Networks has also granted security interests in favor of the Administrative Agent over substantially all of its tangible and intangible assets, to secure solely its obligations under the Subline. Upon repayment in full and termination of the Subline, the guarantees by the Subline Guarantors and the liens granted by Adtran Networks and the Subline Guarantors to secure obligations under the Subline will be released.

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

Operating Activities

Net cash provided by operating activities of $56.5 million during the six months ended June 30, 2024, improved by $92.7 million compared to net cash used in operating activities of $36.2 million during the six months ended June 30, 2023. The increase was primarily due to the net loss for the six months ended June 30, 2024, and 2023 remaining flat, excluding the goodwill impairment charge of $292.6 million, as adjusted primarily for decreased depreciation and amortization, decreased deferred taxes and increased net cash inflows from working capital. Additional details related to our working capital and its drivers are discussed below.

Net accounts receivable decreased 14.0% from $216.4 million as of December 31, 2023, to $186.2 million as of June 30, 2024. There was an allowance for credit losses of $0.2 million as of June 30, 2024, and $0.4 million December 31, 2023. The decrease in net accounts receivable was due primarily to improved collections. Quarterly accounts receivable DSO decreased from 88 days as of December 31, 2023, to 75 days as of June 30, 2024. The decrease in DSO was primarily driven by customer and geographical mix of commercial terms.

Other receivables decreased 34.5% from $17.5 million as of December 31, 2023, to $11.4 million as of June 30, 2024. The decrease in other receivables was primarily attributable to a decrease in sales of raw materials.

Quarterly inventory turnover was 2.07 turns as of December 31, 2023, and 1.9 turns as of June 30, 2024. Inventory decreased 20.6% from $362.3 million as of December 31, 2023, to $287.9 million as of June 30, 2024. The decrease in inventory was primarily due to a reduction in component purchases due to improved lead time, utilization of buffer stock and a $4.1 million write down of inventory due to a restructuring discontinuation of certain product lines within our Network Solutions segment. We expect inventory levels to fluctuate as we attempt to maintain sufficient inventory for customer demand and improve working capital.

Accounts payable decreased 2.7% from $162.9 million as of December 31, 2023, to $158.6 million as of June 30, 2024. The decrease in accounts payable was primarily due to a decrease in the average number of days payable to our trade suppliers from 67 days as of December 31, 2023 to 60 days as of June 30, 2024. Accounts payable will fluctuate due to variations in the timing of the receipt of inventory, supplies and services and our subsequent payments for these purchases.

Investing Activities

Capital expenditures totaled approximately $29.4 million and $20.1 million for the six months ended June 30, 2024 and 2023, respectively. These expenditures were primarily used to purchase manufacturing and test equipment, software, computer hardware and building improvements. The increase in capital expenditures for the three and six months ended June 30, 2024, is primarily attributable to increases in expenditures related to software and building renovation projects.

Our long-term investments increased 8.7% from $27.7 million as of December 31, 2023, to $30.2 million as of June 30, 2024. Our investments include various marketable equity securities classified as long-term investments with a fair market value of $1.0 million and $1.0 million as of June 30, 2024, and December 31, 2023, respectively. Long-term investments as of June 30, 2024, and December 31, 2023, also included $29.2 million and $26.8 million, respectively, related to our deferred compensation plans. See Note 5 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for additional information.

Dividends

During the six month period ended June 30, 2023, we paid dividends totaling $14.2 million. On November 6, 2023, the Board of Directors suspended the Company’s quarterly cash dividend in order to reduce debt and interest expense and support the Company's capital efficiency program. We consequently did not pay any dividends during the six months ended June 30, 2024. The payment of any future dividends will be at the discretion of the Board of Directors and will depend on the Company’s financial condition, results of operations, capital requirements, and any other factors deemed relevant by the Board of Directors. In addition, the Wells Fargo Credit Agreement currently does not allow for the payment of dividends to shareholders. For additional information, see Note 11 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report and Liquidity & Capital Resources above.

Stock Repurchase Program

There were no stock repurchases during the periods ended June 30, 2024, and 2023, and there currently is no authorized stock repurchase program.

Stock Option Exercises

To accommodate employee stock option exercises, the Company issued 36 thousand and 6 thousand shares of common stock which resulted in proceeds of $0.2 million and $0.1 million during the six months ended June 30, 2024, and 2023, respectively. Additionally, to accommodate Adtran Networks stock option exercises, Adtran Networks issued 13 thousand shares of Adtran Networks common stock which resulted in proceeds of $0.1 million, for the six months ended June 30, 2023. No Adtran Networks stock options were exercised in the six months ended June 30, 2024.

Pension Plans

We maintain defined benefit pension plans covering employees in certain foreign countries. The Company's net non-current pension liability for all defined benefit pension plans totaled $11.5 million and $12.5 million as of June 30, 2024, and December 31, 2023, respectively and the net current pension liability for all defined benefit pension plans totaled $0.1 million as of June 30, 2024, and December 31, 2023, which is included in accounts payable on the Condensed Consolidated Balance Sheets. For additional information, see Note 12 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

Deferred Compensation Programs

We maintain four deferred compensation programs for certain executive management employees and our Board of Directors. The fair value of the assets held by the deferred compensation programs totaled $29.2 million and $26.8 million as of June 30, 2024, and December 31, 2023, respectively, and is included in long-term investments on the Condensed Consolidated Balance Sheets. The amounts payable to the deferred compensation program participants totaled $30.6 million and $29.0 million as of June 30, 2024, and December 31, 2023, respectively. For additional information, see Note 5 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

Off-Balance Sheet Arrangements

We have exposure to credit losses from off-balance sheet exposures, to provide various guarantees of performance such as bid bonds, performance bonds and customs bonds, where we believe the risk of loss is immaterial to our financial statements as of June 30, 2024. Otherwise, we do not have off-balance sheet financing arrangements and have not engaged in any related party transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources. See Note 18 of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report for additional information.

Cash Requirements

The following table summarizes the Company’s material short- and long-term cash requirements from known obligations pursuant to certain contracts and commitments as of June 30, 2024, as well as an estimate of the timing in which such obligations and payments are expected to be satisfied (but excluding payments that may be made pursuant to the DPLTA and currency hedging arrangements, which are discussed below). Other than operating lease obligations, the cash requirements table excludes interest payments.

(In thousands)	Total	2024	2025	2026	2027	2028	Thereafter
Wells Fargo credit agreement(1)	$190,273	$—	$—	$—	$190,273	$—	$—
Secured borrowings related to accounts receivable(2)	17,316	17,316	—	—	—	—	—
Purchase obligations(3)	280,889	228,386	48,338	4,110	55	—	—
Operating lease obligations(4)	39,295	4,605	8,400	6,332	4,865	3,486	11,607
Totals	$527,773	$250,307	$56,738	$10,442	$195,193	$3,486	$11,607

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

(4) We have operating leases for office space, automobiles and various other equipment in the U.S. and in certain international locations. Our operating leases had remaining lease terms ranging from 6 months to 173 months as of June 30, 2024.

Wells Fargo Credit Agreement

On July 18, 2022, ADTRAN Holdings, Inc. and ADTRAN, Inc., as the borrower, entered into the Credit Agreement with the Administrative Agent and the other lenders named therein. The Credit Agreement was subsequently amended on August 9, 2023, January 16, 2024, March 12, 2024, and June 4, 2024. The Credit Agreement provides for a revolving line of credit and a DDTL. As of June 30, 2024, ADTRAN, Inc.’s borrowings under the revolving line of credit were $190.3 million. As of June 30, 2024, there were no borrowings under the DDTL. The term of the DDTL facility expires on August 9, 2024. The Credit Facility matures in July 2027; however, the Company has an option to request extensions subject to customary conditions. See Note 11 of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report and “Liquidity and Capital Resources” in Part I, Item 2 of this report for additional information.

Currency Hedging Arrangements

On November 3, 2022, the Company entered into a euro/U.S. dollar forward contract arrangement ("Initial Forward") with Wells Fargo Bank, N.A. (“Hedge Counterparty”). The Initial Forward, which is governed by the provisions of an ISDA Master Agreement (including schedules thereto and transaction confirmations that supplement such agreement) entered into between the Company and the Hedge Counterparty, enable the Company to convert a portion of its euro denominated payment obligations under the proposed DPLTA into U.S. Dollars. Under the Initial Forward, the Company agreed to exchange an aggregate notional amount of €160.0 million converted to U.S. dollars at a daily fixed forward rate averaging EUR/USD 1.03. The aggregate amount of €160.0 million is divided into eight quarterly tranches of €20.0 million, which commenced in the fourth quarter of 2022. During the six months ended June 30, 2024, the Company settled two €20.0 million forward contract tranches and the remaining amount will be divided into two quarterly tranches of €20.0 million over the remainder of 2024. The Company, at its sole discretion, may exchange all or part of each tranche on any given day within the applicable quarter; provided, however, that it must exchange the full tranche by the end of such quarter. The Initial Forward may be accelerated or terminated early for a number of reasons, including but not limited to (i) non-payment by the Company or the Hedge Counterparty, (ii) breach of representation or warranty or covenant by either party or (iii) insolvency or bankruptcy of either party.

On March 21, 2023, the Company entered into a Euro/U.S. dollar forward contract arrangements (“Forward”) with the Hedge Counterparty. Under the Forward, which is governed by the provisions of an ISDA Master Agreement (including schedules thereto and transaction confirmations that supplement such agreement) entered into between the Company and the Hedge Counterparty, the Company will exchange an aggregate notional amount of €160.0 million converted to U.S. dollars at a daily fixed forward rate ranging from $1.09 to $1.10 per €1.00. During the six months ended June 30, 2024, the Company settled two $20.0 million forward contract tranches and the remaining amount will be divided into two quarterly tranches of $20.0 million. These forward contracts were executed on March 21, 2023 (to sell EUR/buy USD) and were entered into for the purpose of unwinding the Initial Forward (to buy EUR/sell USD). The drawdown dates of the Initial Forward are set to the same date as the maturity of the new offsetting Forward.

Receivables Purchase Arrangements

The Company was party to a receivable purchase agreement with a third-party financial institution (“Factor”), which accelerates receivable collection and helps to better manage cash flow. As of December 31, 2023, no accounts receivable were factored under the agreement or held in the reserve account.

On December 19, 2023, the agreement with the Factor was terminated and the Company, entered into a receivables purchase agreement with a third-party financial institution (“New Factor”) to replace the Company’s prior accounts receivable purchase agreement and to sell, on a revolving basis, undivided interests in the Company’s accounts receivable. The New Factor provides for up to $40.0 million in borrowing capacity, subject to eligible receivables and reserve requirements, secured by the receivables. The New Factor qualifies for treatment as a secured borrowing with a pledge of collateral under Accounting Standards Codification ("ASC") Topic 810, Consolidations. See Note 2 of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report for additional information.

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

Pursuant to the terms of the DPLTA, each Adtran Networks shareholder (other than the Company) has received an offer to elect either (1) to remain an Adtran Networks shareholder and receive from us an Annual Recurring Compensation payment, or (2) to receive Exit Compensation plus guaranteed interest. The guaranteed interest under the Exit Compensation is calculated from the effective date of the DPLTA to the date the shares are tendered, less any Annual Recurring Compensation paid. The guaranteed interest rate is 5.0% plus a variable component (according to the German Civil Code) that was 3.62% as of June 30, 2024. Assuming all the minority holders of currently outstanding Adtran Networks shares were to elect the second option, we would be obligated to make aggregate Exit Compensation payments, including guaranteed interest, of approximately €345.6 million or approximately $371.3 million, based on an exchange rate as of June 30, 2024, and reflecting interest accrued through June 30, 2024, during the pendency of the appraisal proceedings discussed below. Shareholders electing the first option of Annual Recurring Compensation may later elect the second option. The opportunity for outside Adtran Networks shareholders to tender Adtran Networks shares in exchange for Exit Compensation had been scheduled to expire on March 16, 2023. However, due to the appraisal proceedings that have been initiated in accordance with applicable German law, this time period for tendering shares has been extended pursuant to the German Stock Corporation Act (Aktiengesetz) and will end two months after the date on which a final decision in such appraisal proceedings has been published in the Federal Gazette (Bundesanzeiger).

We are also obligated to absorb any annual net loss of Adtran Networks under the DPLTA. Additionally, our obligation to pay Annual Recurring Compensation under the DPLTA is a continuing payment obligation, which will amount to approximately €10.6 million or $11.4 million (based on the current exchange rate) per year assuming none of the minority Adtran Networks shareholders were to elect Exit Compensation. The foregoing amounts do not reflect any potential increase in payment obligations that we may have depending on the outcome of ongoing appraisal proceedings in Germany. The Annual Recurring Compensation is due on the third banking day following the ordinary general shareholders’ meeting of Adtran Networks for the respective preceding fiscal year (but in any event within eight months following expiration of the fiscal year). With respect to the 2023 fiscal year, Adtran Networks’ ordinary general shareholders’ meeting occurred on June 28, 2024 and, therefore, the Annual Recurring Compensation was paid on July 3, 2024. During the three and six months ended June 30, 2024, and 2023, we accrued $2.9 million and $5.7 million, respectively, in Annual Recurring Compensation, which was reflected as an increase to retained deficit.

On October 18, 2022, the Company's Board of Directors authorized the Company to purchase additional shares of Adtran Networks through open market purchases not to exceed 15,346,544 shares. For the three and six months ended June 30, 2024, approximately one thousand shares of Adtran Networks stock were tendered to the Company. This resulted in Exit Compensation payments of approximately €19 thousand and €23 thousand, respectively, or approximately $20 thousand and $25 thousand, respectively, based on an exchange rate as of June 30, 2024, were paid to Adtran Networks shareholders. For the three and six months ended June 30, 2023, approximately 46 thousand shares and 63 thousand shares, respectively, of Adtran Networks stock were tendered to the Company. This resulted in Exit Compensation payments of approximately €0.8 thousand and €1.1 million, respectively, or approximately $0.9 million and $1.2 million, respectively, based on an exchange rate as of June 30, 2023, were paid to Adtran Networks shareholders.

We currently hold 34,026,174 no-par value bearer shares of Adtran Networks, representing 65.37% of Adtran Networks outstanding shares as of June 30, 2024.

The foregoing description of the DPLTA does not purport to be complete and is qualified in its entirety by reference to the DPLTA, a non-binding English translation of which incorporated by reference to Exhibit 10.5 included in our Annual Report on Form 10-K filed with the SEC on March 15, 2024.

Business Efficiency Program

On November 6, 2023, due to the uncertainty around the current macroeconomic environment and its impact on customer spending levels, the Company’s management decided to implement a business efficiency program (“Business Efficiency Program”) targeting the reduction of ongoing operating expenses and focusing on capital efficiency inclusive of certain salary reductions, an early retirement program, a site consolidation plan to include lease impairments and the partial sale of owned real estate (including the potential sale of portions of our headquarters), inventory write downs from product discontinuances, and the suspension of the quarterly dividend. The Business Efficiency Program expands upon other recently implemented restructuring efforts and synergy costs following the Business Combination. For instance, on August 17, 2023, the Company’s management determined to discontinue its copper-based Digital Subscriber Line broadband access technology products and its fixed wireless access products in its Network Solutions segment.

Furthermore, on September 29, 2023, the Company’s management decided to exit the "IoT" gateway market (indoor and outdoor), a subset of the broader IoT market (together with the other product discontinuations, the “Discontinuations”). On October 25, 2023, all employees were informed of certain personnel measures, which included the reduction of salary for select management, a reduction of approximately 5% of the workforce, an early retirement program and a hiring freeze. Additionally, on April 11, 2024, management determined to close a facility in Greifswald, Germany. The closure of the facility is expected to be completed by December 31, 2024.

During the three and six months ended June 30, 2024, we recognized $17.5 million and $34.6 million of costs related to the Business Efficiency Program, respectively. The costs recognized during the six months ended June 30, 2024, included charges of $8.9 million as a result of a strategy shift which included discontinuance of certain items in connection with the Business Efficiency Program, of which, $4.1 million relates to inventory write-downs and $4.8 million relates to other charges, and are included in cost of revenue in the Condensed Consolidated Statements of Loss. Since the inception of the Business Efficiency Program, we recognized $59.7 million of costs. We expect costs in the third quarter of 2024 and thereafter relating to the Business Efficiency Program to range between $8.1 million and $19.1 million. Management expects these planned costs to include severance costs ranging from $4.6 million to $11.4 million in connection with reductions in workforce and site consolidation transaction expenses (primarily brokers fees and Greifswald exit costs) ranging from $3.5 million to $7.7 million. The broker fees related to our site consolidation expenses will be netted against proceeds upon the sale of the building(s). Future cash payments include: severance costs and outplacement fees that are anticipated to be in the range of $21.3 million to $28.1 million, payments relating to the site consolidation transaction expenses that are anticipated to be in the range of $3.4 million to $7.6 million and remaining payments related to the inventory strategy shift of $2.0 million. We may also incur other charges or cash expenditures not currently contemplated due to events that may occur as a result of, or associated with, the Business Efficiency Program, including potential impairment charges related to the discontinuance of additional product lines, regulatory requirements related to personnel measures, and site closures.  However, we are not able to estimate the amount or range of amounts of such potential incremental charges as of the date of this filing.

Business Combination Integration Costs

During the three and six months ended June 30, 2024, and 2023, we recognized $0.7 million and $1.2 million of integration costs related to the Business Combination, respectively, that are included in selling, general and administrative expenses, research & development expenses and cost of revenue in the Condensed Consolidated Statement of Loss. We expect to incur additional integration costs and expenses associated with the implementation of the DPLTA throughout 2024 and such costs are expected to be material. These costs are separate and apart from the costs associated with the integration program discussed below.

Multi-Year Integration Program

During the fourth quarter of 2022, the Company initiated a multi-year integration program designed to optimize the assets, business processes, and information technology systems of the Company. During the three and six months ended June 30, 2023, we recognized $0.6 million and $1.4 million, respectively, of integration costs related to the Business Combination, of restructuring costs relating to the Business Combination under the multi-year integration program that are included in cost of revenue, selling, general and administrative expenses and research and development expenses in the Condensed Consolidated Statement of Loss. We did not incur any costs related to our multi-year integration program in the three and six months ended June 30, 2024. The Company does not anticipate additional material expenses to be incurred in connection with this integration program. See Note 19 of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report for additional information.

Other Cash Requirements

During the six months ended June 30, 2024, other than the Exit Compensation payments, Annual Recurring Compensation under the DPLTA, restructuring costs and increased debt service costs, there have been no other material changes in cash requirements from those discussed in the 2023 Form 10-K and our cash requirements table shown in Liquidity and Capital Resources above.

Performance Bonds

Certain contracts, customers and jurisdictions in which we do business require us to provide various guarantees of performance such as bid bonds, performance bonds and customs bonds. As of June 30, 2024, and December 31, 2023, we had commitments related to these bonds totaling $13.9 million and $10.8 million, respectively, which expire at various dates through April 2031. In general, we would only be liable for the amount of these guarantees in the event of default under each contract, the probability of which we believe is remote.

Critical Accounting Policies and Estimates

Accounting Policies

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used or if changes in the accounting estimate that are reasonably likely to occur could materially impact the results of financial operations. Several accounting policies, as described in Note 1 of Notes to the Consolidated Financial Statements included in Part I, Item 1 of this report, require material subjective or complex judgment and have a significant impact on our financial condition and results of operations, as applicable. We believe the critical accounting policies affect our more significant judgments and estimates used in the preparation of our Condensed Consolidated Financial Statements. During the six months ended June 30, 2024, there were no significant changes to our critical accounting policies and estimates as described in the financial statements contained in the 2023 Form 10-K, except for goodwill as discussed below.

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

During the first quarter of 2024, qualitative factors such as a decrease in the Company’s market capitalization, lower service provider spending and delayed holding patterns of inventory with respect to customers caused us to reduce our forecasts, triggering a quantitative impairment assessment for our reporting units. The Company determined the fair value of the Network Solutions reporting unit using a combination of an income approach and a market-based peer group analysis. The Company determined upon its quantitative impairment assessment to recognize a $292.6 million non-cash goodwill impairment charge for the Network Solutions reporting unit during the three months ended March 31, 2024. The quantitative impairment analysis indicated there was no impairment of the Services & Support goodwill during the three months ended March 31, 2024.

During the second quarter of 2024, the Company qualitatively assessed the carrying value of our Services & Support reporting unit for events or circumstance changes that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Based on our assessment of certain qualitative factors such as macroeconomic conditions, industry and market considerations, cost factors and overall financial performance, management concluded that the fair value of the Services & Support reporting unit was more likely than not greater than its carrying amount as of June 30, 2024. Therefore, no impairment of goodwill was recorded during the three months ended June 30, 2024. Our Network Solutions reporting unit had no remaining goodwill and our Services & Support reporting unit had $54.9 million of goodwill as of June 30, 2024, respectively.

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

We maintain depository investments with certain financial institutions. As of June 30, 2024, $107.1 million of our cash and cash equivalents, primarily foreign depository accounts, were in excess of government provided insured depository limits. Although these depository investments exceed government insured depository limits, we have evaluated the credit worthiness of these financial institutions and determined the risk of material financial loss due to exposure of such credit risk to be minimal.

Interest Rate Risk

As of June 30, 2024, approximately $5.8 million of our cash and investments may be directly affected by changes in interest rates. As of June 30, 2024, we held $5.8 million of cash and variable-rate investments where a change in interest rates would impact our interest income. A hypothetical 50 basis point decline in interest rates as of June 30, 2024, assuming all other variables remain constant, would reduce annualized interest income on our cash and investments by less than $0.1 million. As of June 30, 2024, the carrying amounts of our revolving credit agreements totaled $190.3 million where a change in interest rates would impact our interest expense. A hypothetical 50 basis point increase in interest rates as of June 30, 2024, assuming all other variables remain constant, would increase our interest expense by $0.9 million. The analyses cover our debt and investments. The analyses use actual or approximate maturities for the debt and investments. The discount rates used were based on the market interest rates in effect at June 30, 2024.

Foreign Currency Exchange Rate Risk

We are exposed to changes in foreign currency exchange rates to the extent that such changes affect our revenue and gross margin on revenue derived from some international customers, operating expenses, and assets and liabilities held in non-functional currencies related to our foreign subsidiaries. Our primary exposures to foreign currency exchange rate movements are with the euro and the British pound sterling. Our revenue is primarily denominated in the respective functional currency of the subsidiary and paid in that subsidiary's functional currency or certain other local currency. The majority of our global supply chain predominately makes payments in U.S. dollars and some of our operating expenses are paid in certain local currencies (approximately 54.7% of total operating expense for the year ended June 30, 2024, respectively). Therefore, our revenue, gross margins, operating expenses and operating loss are all subject to foreign currency fluctuations. As a result, changes in currency exchange rates could cause variations in our operating loss. A hypothetical 10% movement in foreign exchange rates would result in a before-tax positive or negative impact of approximately $3.2 million for the year ended June 30, 2024. Actual future gains and losses associated with our foreign currency exposures and positions may differ materially from the sensitivity analyses performed as of June 30, 2024, due to the inherent limitations associated with predicting the foreign currency exchange rates, and our actual exposures and positions.

We have certain customers and suppliers who are invoiced or pay in a non-functional currency. Changes in the monetary exchange rates used to invoice such customers versus the functional currency of the entity billing such customers may adversely affect our results of operations and financial condition. To manage the volatility relating to these typical business exposures, we may enter into various derivative transactions, when appropriate. We do not hold or issue derivative instruments for trading or other speculative purposes. All non-functional currencies billed would result in a combined hypothetical gain or loss of $6.5 million if the U.S. dollar weakened or strengthened 10% against the billing currencies. All non-functional currencies invoiced by suppliers would result in a combined hypothetical gain or loss of $9.7 million if the U.S. dollar weakened or strengthened 10% against the billing currencies. This change represents an increase in the amount of hypothetical gain or loss compared to prior periods and is mainly due to an increase in U.S. dollar denominated billings in a non-U.S. dollar denominated subsidiary.

As of June 30, 2024, we had certain material contracts subject to currency revaluation, including accounts receivable, accounts payable and lease liabilities denominated in foreign currencies. As of June 30, 2024, we had 43 forward contracts outstanding with a fair value of $2.6 million. The objective of these foreign currency forward contracts is to reduce the impact of currency exchange rate movements on our operating results by offsetting gains and losses on the forward contracts with increases or decreases in foreign currency transactions. We do not use foreign currency contracts for speculative or trading purposes. Hedging of our currency exposures may not always be effective to protect us against currency exchange rate fluctuations. See Note 10 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

On November 3, 2022, the Company entered into a euro/U.S. dollar forward contract arrangement ("Initial Forward") with Wells Fargo Bank, N.A. (“Hedge Counterparty”). The Initial Forward, which is governed by the provisions of an ISDA Master Agreement (including schedules thereto and transaction confirmations that supplement such agreement) entered into between the Company and the Hedge Counterparty, enable the Company to convert a portion of its euro denominated payment obligations under the proposed DPLTA into U.S. Dollars. Under the Initial Forward, the Company agreed to exchange an aggregate notional amount of €160.0 million converted to U.S. dollars at a daily fixed forward rate averaging EUR/USD 1.03. The aggregate amount of €160.0 million is divided into eight quarterly tranches of €20.0 million, which commenced in the fourth quarter of 2022. During the six months ended June 30, 2024, the Company settled two €20.0 million forward contract tranches and the remaining amount will be divided into two quarterly tranches of €20.0 million over the remainder of 2024. The Company, at its sole discretion, may exchange all or part of each tranche on any given day within the applicable quarter; provided, however, that it must exchange the full tranche by the end of such quarter. The Initial Forward may be accelerated or terminated early for a number of reasons, including but not limited to (i) non-payment by the Company or the Hedge Counterparty, (ii) breach of representation or warranty or covenant by either party or (iii) insolvency or bankruptcy of either party.

On March 21, 2023, the Company entered into a euro/U.S. dollar forward contract arrangement (“Forward”) with the Hedge Counterparty. Under the Forward, which is governed by the provisions of an ISDA Master Agreement (including schedules thereto and transaction confirmations that supplement such agreement) entered into between the Company and the Hedge Counterparty, the Company will exchange an aggregate notional amount of €160.0 million converted to U.S. dollars at a daily fixed forward rate ranging from $1.09 to $1.10 per €1.00. During the six months ended June 30, 2024, the Company settled two $20.0 million forward contract tranches and the remaining amount will be divided into two quarterly tranches of $20.0 million. These forward contracts were executed on March 21, 2023 (to sell EUR/buy USD) and were entered into for the purpose of unwinding the Initial Forward (to buy EUR/sell USD). The drawdown dates of the Initial Forward are set to the same date as the maturity of the new offsetting Forward.

For further information about the fair value of our investments as of June 30, 2024, see Note 5 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms promulgated by the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, an evaluation was carried out by management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that due to the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of June 30, 2024.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of June 30, 2024, management determined that there were deficiencies in ADTRAN’s internal control over financial reporting that constituted material weaknesses that existed as of June 30, 2024. Such material weaknesses were as follows:

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

Management’s Remediation Efforts

To remediate the material weaknesses in the Company’s internal control over financial reporting related to the risks of material misstatement, including financial statement preparation, presentation and disclosure of transactions and the non-controlling interest, the Company has started implementing a remediation plan that involves designing and implementing new or enhanced controls over the review of our consolidated financial statements, global identification and reassessment of all key process and controls, increased training and awareness of control activities, and increased scrutiny on control performance and documentation standards. We believe that the foregoing actions will support the improvement of the Company’s internal control over financial reporting, and, through our efforts to identify, design, and implement the necessary control activities, will be effective in remediating such material weaknesses.

To remediate the material weaknesses in the Company’s internal control over financial reporting relating to accounting of non-routine unusual or complex events and transactions for non-controlling interest and the receivable purchase and servicing agreement, the Company has prepared a remediation plan that includes implementing new controls over the identification and review of contracts, transactions or arrangements that may result in a financial obligation including the use of an accounting specialist as needed to ensure proper presentation of these items within our financial statements.

We will continue to devote significant time and attention to these remediation efforts. As we continue to evaluate and work to improve our internal control over financial reporting, management may decide to take additional measures to address the material weaknesses or determine to modify the remediation plans described above. Until the remediation steps set forth above, including the implementation of all necessary control activities that we identify, are fully completed, and there has been time for us to conclude through testing that the control activities are operating effectively, the material weaknesses described above will not be considered remediated.

Changes in Internal Control over Financial Reporting.

Other than the remediation plans outlined above, there were no changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are subject to or otherwise involved in various lawsuits, claims, investigations and legal proceedings that arise out of or are incidental to the conduct of our business (collectively, “Legal Matters”), including those relating to employment matters, patent rights, regulatory compliance matters, stockholder claims, and contractual and other commercial disputes. Such Legal Matters, even if not meritorious, could result in the expenditure of significant financial and managerial resources. Additionally, an unfavorable outcome in a Legal Matter, including in a patent dispute, could require the Company to pay damages, entitle claimants to other relief, such as royalties, or could prevent the Company from selling some of its products in certain jurisdictions. See Note 18 of the Notes to Condensed Consolidated Financial Statements included in Part 1 of this report for a description of our material legal proceedings, which is incorporated herein by reference. Although the ultimate disposition of asserted claims cannot be predicted with certainty, it is our belief that the outcome of any such claims, either individually or on a combined basis, will not have a material adverse effect on our consolidated financial position.

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

Risks related to our financial results and Company success

We are obligated to comply with covenants related to our Wells Fargo Credit Agreement that restrict our operating activities, and the failure to comply with such covenants could result in defaults that accelerate our debt.

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

As a result of these restrictions, we have been and may continue to be:

•
limited in how we conduct our business;
•
limited in how much additional funding we can draw on our line of credit;
•
unable to raise additional debt or equity financing to operate during general economic or business downturns; and
•
unable to compete effectively or to take advantage of new business opportunities.

Our failure to comply with the restrictive covenants set forth in the Credit Agreement could result in defaults that accelerate the payment under such debt which would likely have a material adverse impact on our financial condition and results of operations. In addition, an event of default under the Credit Agreement would permit the lenders to terminate all commitments to extend further credit under the applicable facility. Furthermore, if we were unable to repay the amounts due and payable under the Credit Agreement, the lenders could proceed against the collateral granted them to secure that indebtedness. In the event our lenders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness. In addition, these defaults could impair our ability to access debt and equity markets. For additional information on our debt covenants, see "Liquidity & Capital Resources" in Part I, Item 2 of this report on Form 10-Q.

Managing our inventory is complex and has included and may continue to include write downs of excess or obsolete inventory.

Managing our inventory of components and finished products is complicated by a number of factors, including the need to maintain a significant inventory of certain components that are in short supply, that have been discontinued by the component manufacturer, that must be purchased in bulk to obtain favorable pricing or that require long lead times. These issues have and may continue to result in our purchasing and maintaining significant amounts of inventory, which if not used or expected to be used based on anticipated production requirements, may become excess or obsolete. Any excess or obsolete inventory could also result in sales price reductions and/or inventory write- downs, which could adversely affect our business and results of operations. During the year ended December 31, 2023, we recognized write-downs of inventory of $24.3 million due to a discontinuation of certain product lines within our Network Solutions segment in connection with our business efficiency program. Additionally, during the six months ended June 30, 2024, we recognized write-downs of inventory and other charges of $8.9 million as a result of a strategy shift which included discontinuance of certain items in connection with the Business Efficiency Program, of which, $4.1 million relates to inventory write-downs and $4.8 million relates to other charges. Significant and unanticipated changes in our business could require additional charges for inventory write downs in a future period. Any future charges relating to such inventory write-downs could materially adversely affect our business, financial condition and results of operations in the periods recognized. For additional details regarding the business efficiency program, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Efficiency Program” in Part II, Item 7 of this report.

We have recognized impairment charges related to goodwill and other intangible assets in the past and may be required to do so in the future.

The Business Combination added a significant amount of goodwill and other intangible assets to our consolidated balance sheets. In accordance with U.S. GAAP, management periodically assesses these assets to determine if they are impaired. Significant negative industry or economic trends, disruptions to our business, the inability to effectively integrate acquired businesses, the under performance of our business as compared to management’s initial expectations, unexpected significant changes or planned changes in use of the assets, divestitures, and market capitalization declines may impair goodwill and other intangible assets. During the first quarter of 2024, qualitative factors such as a decrease in the Company’s market capitalization, lower service provider spending and delayed holding patterns of inventory with respect to customers caused us to reduce our forecasts, triggering a quantitative impairment assessment for our reporting units. The Company determined upon its quantitative impairment assessment to recognize a $292.6 million non-cash goodwill impairment charge for the Network Solutions reporting unit. The quantitative impairment analysis indicated there was no impairment of the Services & Support goodwill. The Company will continue to monitor its stock price, operating results and other macroeconomic factors to determine if there is further indication of a sustained decline in fair value requiring an event driven assessment of the recoverability of its remaining goodwill. Any future charges relating to such impairments could have a material adverse effect on our business, financial condition and results of operations in the periods recognized.

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

Risks related to the telecommunications industry

We depend on a third-party cloud platform provider to host our Mosaic One SaaS network and other operating platforms, and if we were to experience a material disruption or interference in service, our business and reputation could suffer.

Our quality of customer service and our continued growth depends in part on the ability of our existing and potential customers to use and access our Mosaic One SaaS network operating platform. We use third-party service providers that we do not control for key components of our infrastructure, particularly with respect to delivery of our SaaS products. The use of these service providers gives us greater flexibility in efficiently delivering a more tailored, scalable customer experience, but also exposes us to additional risks and vulnerabilities. Third-party service providers operate their own platforms that we access, and we are, therefore, vulnerable to their service interruptions. In the future, we may experience interruptions, delays and outages in service and availability from time to time as a result of our third-party service providers’ infrastructure. Lack of availability of this infrastructure could be due to a number of potential causes including technical failures, natural disasters, fraud or security attacks that we cannot predict or prevent. Such outages could adversely impact our business, reputation, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2024, we did not repurchase any shares of our common stock. As of June 30, 2024, there is no current authorization to repurchase common stock.

ITEM 5. OTHER INFORMATION

(a) Not applicable

(b) Not applicable

(c) Insider Trading Arrangements

During the fiscal quarter ended June 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

10.1

Fourth Amendment to Credit Agreement, dated as of June 4, 2024, by and among ADTRAN Holdings, Inc., ADTRAN, Inc., Adtran Networks SE, Wells Fargo Bank, National Association, and the lenders party thereto (incorporated by reference to exhibit 10.1 to the Company's Form 8-K filed June 10, 2024)

10.2

ADVA Guaranty Agreement, dated as of June 4, 2024 by and between ADVA NA Holdings, Inc., Adtran Networks North America, Inc., Adtran Networks (UK) Limited, in favor of Wells Fargo Bank, National Association (incorporated by reference to exhibit 10.1 to the Company's Form 8-K filed June 10, 2024)

10.3

ADVA Domestic Collateral Agreement, dated as of June 4, 2024, by and among ADVA NA Holdings, Inc., Adtran Networks North America, Inc., and Adtran Networks SE, in favor of Wells Fargo Bank, National Association (incorporated by reference to exhibit 10.1 to the Company's Form 8-K filed June 10, 2024)

31*	Rule 13a-14(a)/15d-14(a) Certifications

32*	Section 1350 Certifications

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023; (ii) Condensed Consolidated Statements of Loss for the three and six months ended June 30, 2024 and 2023; (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2024 and 2023; (iv) Condensed Consolidated Statements of Changes in Equity for the three and six months ended June 30, 2024 and 2023; (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023; and (vi) Notes to Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADTRAN Holdings, Inc. (Registrant)

Date: August 9, 2024	/s/ Ulrich Dopfer
Ulrich Dopfer
Chief Financial Officer
(Principal Accounting Officer)